Form 10-Q
period 2007-09-30
TEREX CORP
filed 2007-11-05
CIK 97216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

F O R M 10 – Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of outstanding shares of common stock: 102.6 million as of October 31, 2007.

The Exhibit Index begins on page 47.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation (“Terex” or the “Company”) generally speaks as of September 30, 2007 unless specifically noted otherwise, and includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned) which were guarantors on September 30, 2007 (the “Guarantors”) of the Company’s 7-3/8% Senior Subordinated Notes due 2014. See Note Q - “Consolidating Financial Statements” to the Company’s September 30, 2007 Condensed Consolidated Financial Statements included in this Quarterly Report.

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

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net sales	$2,196.5	$1,903.7	$6,551.4	$5,618.1
Cost of goods sold	1,732.2	1,536.3	5,168.0	4,550.5

Gross profit	464.3	367.4	1,383.4	1,067.6
Selling, general and administrative expenses	228.0	176.3	661.9	527.5

Income from operations	236.3	191.1	721.5	540.1
Other income (expense)
Interest income	4.5	5.0	11.4	12.2
Interest expense	(14.6)	(21.3)	(43.5)	(71.9)
Loss on early extinguishment of debt	-	(16.6)	(12.5)	(23.3)
Other income (expense) – net	3.8	0.6	6.4	0.6
Income from continuing operations before income taxes	230.0	158.8	683.3	457.7

Provision for income taxes	(78.5)	(53.2)	(243.4)	(162.1)
Income from continuing operations	151.5	105.6	439.9	295.6
Income from discontinued operations – net of tax	-	3.1	-	11.1
Loss on disposition of discontinued operations – net of tax	-	(7.7)	-	(7.7)
Net income	$151.5	$101.0	$439.9	$299.0
PER COMMON SHARE:
Basic
Income from continuing operations	$1.48	$1.05	$4.29	$2.95
Income from discontinued operations	-	0.03	-	0.11
Loss on disposition of discontinued operations	-	(0.08)	-	(0.08)
Net income	$1.48	$1.00	$4.29	$2.98
Diluted
Income from continuing operations	$1.45	$1.02	$4.20	$2.88
Income from discontinued operations	-	0.03	-	0.11
Loss on disposition of discontinued operations	-	(0.07)	-	(0.08)
Net income	$1.45	$0.98	$4.20	$2.91

Weighted average number of shares outstanding in per share calculation
Basic	102.6	101.0	102.5	100.4
Diluted	104.6	103.2	104.7	102.8

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

(in millions, except par value)

September 30, 2007		December 31, 2006
Assets
Current assets
Cash and cash equivalents	$516.6	$676.7
Trade receivables (net of allowance of $70.8 at September 30, 2007 and $60.3 at December 31, 2006)	1,182.3	950.5
Inventories	2,031.1	1,502.0
Deferred taxes	137.6	132.9
Other current assets	196.0	170.7
Total current assets	4,063.6	3,432.8
Long-term assets
Property, plant and equipment - net	386.6	338.5
Goodwill	637.8	632.8
Deferred taxes	182.1	172.5
Other assets	218.9	209.3

Total assets	$5,489.0	$4,785.9
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$27.6	$227.0
Trade accounts payable	1,178.9	1,034.3
Accrued compensation and benefits	174.4	169.3
Accrued warranties and product liability	126.4	107.6
Other current liabilities	503.7	489.0
Total current liabilities	2,011.0	2,027.2
Non-current liabilities
Long-term debt, less current portion	678.0	536.1
Retirement plans and other	545.6	471.6
Total liabilities	3,234.6	3,034.9
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 106.1 and 104.7 shares at September 30, 2007 and December 31, 2006, respectively	1.1	1.0
Additional paid-in capital	985.8	923.7
Retained earnings	1,110.7	707.3
Accumulated other comprehensive income	267.8	155.2
Less cost of shares of common stock in treasury – 4.5 shares at September 30, 2007 and 3.6 shares at December 31, 2006	(111.0)	(36.2)
Total stockholders’ equity	2,254.4	1,751.0

Total liabilities and stockholders’ equity	$5,489.0	$4,785.9

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in millions)

	Nine Months Ended September 30,
	2007	2006
Operating Activities
Net income	$439.9	$299.0
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	46.9	45.3
Amortization	7.3	9.1
Deferred taxes	(3.3)	19.5
Loss on early extinguishment of debt	3.2	7.2
Gain on sale of assets	(5.7)	(1.5)
Loss on disposition of discontinued operations	-	6.5
Stock-based compensation	49.1	33.0
Excess tax benefit from stock-based compensation	(20.3)	(13.7)
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(185.6)	(221.7)
Inventories	(454.9)	(205.4)
Trade accounts payable	97.4	94.7
Accrued compensation and benefits	(16.6)	19.6
Income taxes payable	18.4	46.3
Accrued warranties and product liability	10.0	12.2
Other, net	(20.3)	66.7
Net cash (used in) provided by operating activities	(34.5)	216.8
Investing Activities
Acquisition of businesses, net of cash acquired	-	(33.2)
Capital expenditures	(73.7)	(53.4)
Investments in and advances to affiliates	(0.9)	(7.1)
Proceeds from disposition of discontinued operations – net of cash divested	-	55.2
Proceeds from sale of assets	12.1	-
Net cash used in investing activities	(62.5)	(38.5)
Financing Activities
Principal repayments of long-term debt	(200.0)	(300.0)
Excess tax benefit from stock-based compensation	20.3	13.7
Proceeds from stock options exercised	9.4	8.1
Net borrowings (repayments) under credit facility	137.6	(45.4)
Share repurchase	(71.6)	-
Other, net	4.6	(2.6)
Net cash used in financing activities	(99.7)	(326.2)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	36.6	22.6
Net Decrease in Cash and Cash Equivalents	(160.1)	(125.3)
Cash and Cash Equivalents at Beginning of Period	676.7	553.6
Cash and Cash Equivalents at End of Period	$516.6	$428.3

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(unaudited)

(dollar amounts in millions, unless otherwise noted, except per share amounts)

NOTE A - BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2006 has been derived from the audited Consolidated Balance Sheet as of that date.

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

In the opinion of management, all adjustments considered necessary for the fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Cash and cash equivalents at September 30, 2007 and December 31, 2006 include $4.9 and $2.5, respectively, which was not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

On September 29, 2006, the Company completed the sale of its ownership interest in Terex Czech s.r.o. and Tatra a.s. (collectively, “Tatra”) to a group of private equity investors. Results of Tatra are included as Income from discontinued operations - net of tax in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006.

Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3 (“EITF No. 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The classification in the income statement of taxes is considered an accounting policy and any change in presentation would require the application of Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” In addition, under the scope of EITF No. 06-3, significant taxes recorded in the Condensed Consolidated Statement of Operations would require disclosure of the accounting policy elected and amounts reflected in gross revenue for all periods presented. Provisions of EITF No. 06-3 are effective for fiscal years beginning after December 15, 2006. The Company adopted this accounting standard on January 1, 2007. Adoption of EITF No. 06-3 did not have a material impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. Provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings as of January 1, 2007. The Company adopted this accounting standard on January 1, 2007. See Note C - “Income Taxes” for the impact of adoption of FIN No. 48.

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

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical customer review. The Company reviews its allowance for doubtful accounts at least quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines that the receivable will not be recovered. The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note O - “Litigation and Contingencies.” Substantially all receivables were trade receivables at September 30, 2007 and December 31, 2006.

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

The following table summarizes the changes in the consolidated product warranty liability:

Nine Months Ended September 30, 2007
Balance at beginning of period	$120.0
Accruals for warranties issued during the period	92.0
Changes in estimates	(10.9)
Settlements during the period	(69.6)
Foreign exchange effect/other	6.5
Balance at end of period	$138.0

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

The Roadbuilding, Utility Products and Other segment designs, manufactures and markets asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), landfill compactors and utility equipment (including digger derricks, aerial devices and cable placers), as well as related components and replacement parts. Government, utility and construction customers use these products to build roads, construct and maintain utility lines, trim trees and for other commercial operations. The Company owns much of the North American distribution channel for the utility products group through the Terex Utilities distribution network. These operations distribute, install and rent utility aerial devices and digger derricks as well as other products that service the utility industry. They also provide parts and service support for a variety of the Company’s other products, including mixers and aerial devices. Additionally, the Company operates a fleet of rental utility products in the United States and Canada. On April 27, 2007, the Company acquired the remaining 50% interest in Duvalpilot Equipment Outfitters, LLC, a distributor of the Company’s products and other light construction equipment, which it did not already own. The Company, through Terex Financial Services, also facilitates loans and leases between customers and various financial institutions. In Europe, Terex Financial Services Holding B.V. (“TFSH”), a joint venture of the Company and a European financial institution, assists customers in the acquisition of the Company’s products.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate expenses for the three and nine months ended September 30, 2007 and 2006. Business segment information is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Sales
Aerial Work Platforms	$563.9	$538.2	$1,751.9	$1,576.3
Construction	452.1	387.7	1,362.4	1,150.1
Cranes	526.6	429.0	1,571.9	1,238.3
Materials Processing & Mining	527.8	404.1	1,438.7	1,191.1
Roadbuilding, Utility Products and Other	148.9	178.2	496.5	552.3
Eliminations/Corporate	(22.8)	(33.5)	(70.0)	(90.0)
Total	$2,196.5	$1,903.7	$6,551.4	$5,618.1

Income (loss) from Operations
Aerial Work Platforms	$112.2	$99.1	$358.5	$289.1
Construction	13.8	5.1	43.6	24.7
Cranes	63.2	38.9	173.0	101.8
Materials Processing & Mining	59.8	48.6	169.3	138.7
Roadbuilding, Utility Products and Other	(2.5)	5.3	4.0	24.3
Eliminations/Corporate	(10.2)	(5.9)	(26.9)	(38.5)
Total	$236.3	$191.1	$721.5	$540.1

	September 30, 2007	December 31, 2006
Identifiable Assets
Aerial Work Platforms	$972.1	$838.5
Construction	1,635.4	1,467.9
Cranes	1,449.0	1,271.0
Materials Processing & Mining	2,085.1	1,743.7
Roadbuilding, Utility Products and Other	436.1	388.1
Eliminations/Corporate	(1,088.7)	(923.3)
Total	$5,489.0	$4,785.9

NOTE C - INCOME TAXES

The effective tax rate on continuing operations for the three months ended September 30, 2007 was 34.1%, as compared to an effective tax rate of 33.5% for the three months ended September 30, 2006. The effective tax rate on continuing operations for the three months ended September 30, 2007 was higher than in the prior year period primarily due to changes in the jurisdictional mix of income and the impact of discrete tax items, including changes in the statutory tax rates in Germany and the United Kingdom, as discussed below. The effective tax rate on continuing operations for the nine months ended September 30, 2007 and 2006 was 35.6% and 35.4%, respectively. An income tax benefit of $0.8 was recorded within Income from discontinued operations for the three months ended September 30, 2006. This benefit offset the Provision for income taxes recorded in the six months ended June 30, 2006 for discontinued operations. Utilization of net operating loss carry forwards resulted in no Provision for income taxes in the nine months ended September 30, 2006 for discontinued operations.

In the third quarter of 2007, legislation was enacted to reduce the statutory tax rates in Germany and the United Kingdom for years beginning on or after January 1, 2008 and April 1, 2008, respectively. These statutory tax rate reductions caused the revaluation of deferred tax assets and liabilities in these jurisdictions. The revaluation of the German and United Kingdom deferred tax balances caused a discrete charge increasing the tax provision $3.1 in the third quarter of 2007.

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Germany, the United Kingdom and the U.S. Certain subsidiaries of the Company are currently under audit in Germany, the United Kingdom and the U.S. It is reasonably possible that these audits may be completed during the next twelve months. While the amount of uncertain tax benefits with respect to these audits may change within the next twelve months, it is not anticipated that any of the changes will be significant. With few exceptions, including net operating loss carry forwards in the U.S. and Australia, the Company and its subsidiaries are generally no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years before 1999.

NOTE D - DISCONTINUED OPERATIONS

On September 29, 2006, the Company completed the sale of Tatra to a group of private equity investors. Tatra is located in the Czech Republic and is a manufacturer of on/off road heavy-duty vehicles for commercial and military applications. The Company received $26.2 in cash consideration for the shares of Tatra. Additionally, $31.6 in cash was received in satisfaction of all intercompany note receivable balances from Tatra. The Company had previously disclosed that it did not consider Tatra to be a core business. The Company recorded an after-tax loss of $7.7 on the disposition of Tatra. Results of Tatra, through the date of its disposition, are presented as Income from discontinued operations - net of tax in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006. Tatra was previously included in the Roadbuilding, Utility Products and Other segment.

NOTE E - EARNINGS PER SHARE

	Three Months Ended September 30, (in millions, except per share data)		Nine Months Ended September 30, (in millions, except per share data)
	2007	2006	2007	2006

Income from continuing operations	$151.5	$105.6	$439.9	$295.6
Income from discontinued operations – net of tax	-	3.1	-	11.1
Loss on disposition of discontinued operations – net of tax	-	(7.7)	-	(7.7)
Net income	$151.5	$101.0	$439.9	$299.0

Basic Shares:
Weighted average shares outstanding	102.6	101.0	102.5	100.4

Earnings per share - basic:
Income from continuing operations	$1.48	$1.05	$4.29	$2.95
Income from discontinued operations – net of tax	-	0.03	-	0.11
Loss on disposition of discontinued operations – net of tax	-	(0.08)	-	(0.08)
Net income	$1.48	$1.00	$4.29	$2.98

Diluted shares:
Weighted average shares outstanding	102.6	101.0	102.5	100.4
Effect of dilutive securities:
Stock options and restricted stock awards	2.0	2.2	2.2	2.4

Diluted weighted average shares outstanding	104.6	103.2	104.7	102.8

Earnings per share - diluted:
Income from continuing operations	$1.45	$1.02	$4.20	$2.88
Income from discontinued operations – net of tax	-	0.03	-	0.11
Loss on disposition of discontinued operations – net of tax	-	(0.07)	-	(0.08)
Net income	$1.45	$0.98	$4.20	$2.91

Options to purchase 309 thousand and 137 thousand shares of Terex common stock, par value $.01 (“Common Stock”), were outstanding during the three months and nine months ended September 30, 2006, respectively, but were not included in the computation of diluted shares as the exercise price of these awards exceeded the average market price for the period and the effect would have been anti-dilutive. Restricted stock awards of 174 thousand and 1.4 million shares were outstanding during the three months ended September 30, 2007 and 2006, respectively, and restricted stock awards of 142 thousand and 594 thousand shares were outstanding during the nine months ended September 30, 2007 and 2006, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or because performance targets were not yet achieved for awards contingent upon performance.

NOTE F - INVENTORIES

Inventories consist of the following:

	September 30, 2007	December 31, 2006
Finished equipment	$669.8	$456.4
Replacement parts	364.5	320.5
Work-in-process	406.3	267.3
Raw materials and supplies	590.5	457.8
Inventories	$2,031.1	$1,502.0

Reserves for excess and obsolete inventory were $105.8 and $97.9 at September 30, 2007 and December 31, 2006, respectively.

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30, 2007	December 31, 2006
Property	$50.7	$49.2
Plant	239.0	207.5
Equipment	384.1	313.8
	673.8	570.5
Less: Accumulated depreciation	(287.2)	(232.0)
Property, plant and equipment - net	$386.6	$338.5

NOTE H - EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from the leasing of the Company’s products to customers. Initial noncancellable lease terms typically range up to 84 months. The net book value of equipment subject to operating leases was approximately $84 and $85 (net of accumulated depreciation of approximately $34 and $40) at September 30, 2007 and December 31, 2006, and is included within Other assets in the Company’s Condensed Consolidated Balance Sheet. The equipment is depreciated on the straight-line basis over the shorter of the estimated useful life or the estimated amortization period of any borrowings collateralized by the asset to its estimated salvage value.

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

As of September 30, 2007, TFSH had total assets of approximately $555, consisting primarily of financing receivables and lease-related equipment, and total liabilities of approximately $504, consisting primarily of debt issued by the joint venture partner. Prior to March 31, 2006, the Company provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of September 30, 2007, the maximum exposure to loss under these guarantees was approximately $19. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company’s ownership percentage. Because of the capital account balance requirements for TFSH, during the first quarter of 2006, the Company contributed its proportional share of these requirements, which represented an additional $3.4 in cash to TFSH.

NOTE K - GOODWILL

An analysis of changes in the Company’s goodwill by business segment is as follows:

	Aerial Work Platforms	Construction	Cranes	Materials Processing & Mining	Roadbuilding, Utility Products and Other	Total
Balance at December 31, 2006	$104.2	$113.7	$115.2	$221.7	$78.0	$632.8

Acquisitions	-	-	(6.2)	(0.5)	-	(6.7)
Deferred taxes (1)	(9.3)	-	-	-	-	(9.3)
Foreign exchange effect and other	1.5	5.8	5.4	8.2	0.1	21.0

Balance at September 30, 2007	$96.4	$119.5	$114.4	$229.4	$78.1	$637.8

(1)	Reflects deferred tax asset related to temporary differences established in purchase accounting.

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

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates. At September 30, 2007, the Company had $1,102.7 of notional amount of currency exchange forward contracts outstanding, most of which mature on or before September 30, 2008. The fair market value of these swaps at September 30, 2007 was a net gain of $1.2. At September 30, 2007, $1,037.7 notional amount ($1.1 of fair value gain) of these swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified transactions. During 2007 and 2006, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income, and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

At September 30, 2007, the fair value of all derivative instruments designated as cash flow hedges and fair value hedges have been recorded in the Condensed Consolidated Balance Sheet as an asset of $11.3 and as a liability of $10.9.

Counterparties to currency exchange forward contracts are major financial institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

Unrealized net gains (losses) included in Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$(0.9)	$4.8	$1.0	$(3.0)
Additional gains (losses)	3.3	1.1	2.8	8.6
Amounts reclassified to earnings	(2.0)	(3.8)	(3.4)	(3.5)
Balance at end of period	$0.4	$2.1	$0.4	$2.1

The estimated amount of existing pre-tax net gain for derivative contracts recorded in Accumulated other comprehensive income as of September 30, 2007 expected to be reclassified into earnings in the next twelve months is $0.4.

NOTE M - LONG-TERM OBLIGATIONS

7-3/8% Senior Subordinated Notes

As of September 30, 2007, the Company had $298.3 aggregate principal amount of 7-3/8% Senior Subordinated Notes Due 2014 (“7-3/8% Notes”) outstanding. The 7-3/8% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note Q - “Consolidating Financial Statements”). The 7-3/8% Notes are redeemable by the Company beginning in January 2009 at an initial redemption price of 103.688% of principal amount.

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

As of September 30, 2007, the Company had $197.5 of term loans outstanding under the 2006 Credit Agreement. Term loans under the 2006 Credit Agreement bear interest at a rate based on LIBOR plus 1.75%. The weighted average interest rate on the term loans under the 2006 Credit Agreement at September 30, 2007 and December 31, 2006 was 6.95% and 7.11%, respectively.

The 2006 Credit Agreement incorporates facilities for issuance of letters of credit. Letters of credit issued under the 2006 Credit Agreement decrease availability under the $700 revolving line of credit.

As of September 30, 2007, the Company had a balance of $161.8 outstanding under the revolving credit component of the 2006 Credit Agreement and letters of credit issued under the 2006 Credit Agreement totaled $153.3. The weighted average interest rate on the outstanding portion of the 2006 Credit Agreement revolving credit component was 7.75% and 5.32% at September 30, 2007 and December 31, 2006, respectively.

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

In connection with the 2006 Credit Agreement, the Company terminated its existing amended and restated credit agreement, dated as of July 3, 2002, as amended (the “2002 Credit Agreement”), among the Company and certain of its subsidiaries, the lenders thereunder and Credit Suisse, as administrative agent and collateral agent, and related agreements and documents. The Company used the proceeds from $200 of term loans under the 2006 Credit Agreement and cash on hand to pay in full all amounts outstanding under the 2002 Credit Agreement at the date of termination. In connection with the termination of the 2002 Credit Agreement, the Company recorded pre-tax charges of $3.4 for the accelerated amortization of debt acquisition costs as a loss on early extinguishment of debt during the third quarter of 2006.

NOTE N - RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of September 30, 2007, the Company maintained four qualified defined benefit pension plans covering certain domestic employees (the “Terex Plans”). The benefits for the plan covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. Participation in the plan for salaried employees was frozen on or before October 15, 2000. The benefits for three plans covering collective bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. Participation was frozen effective December 31, 2000 for one plan, February 18, 2006 for another plan, and June 29, 2007 for the third plan. This resulted in a curtailment as defined by SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” during 2006 for two of the plans and unrecognized prior service cost without future economic benefit was recognized as a loss. For all four plans, no participants will be credited with service following the effective dates of their freeze except that participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only. It is the Company’s policy generally to fund the Terex Plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974. Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds.

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

Other Post-employment Benefits

The Company has several non-pension post-retirement benefit programs. The health care programs are contributory, with participants’ contributions adjusted annually, and the life insurance plan is noncontributory. The Company provides postemployment health and life insurance benefits to certain former salaried and hourly employees of Terex Cranes - Waverly Operations and Terex Corporation. The Company provides post-employment health benefits for certain former employees at its Cedarapids and Simplicity Engineering operations, part of the Materials Processing & Mining segment.

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Components of net periodic cost:
Service cost	$0.6	$0.6	$1.8	$1.6
Interest cost	1.9	2.3	5.7	6.0
Expected return on plan assets	(2.1)	(2.3)	(6.3)	(5.9)
Amortization of prior service cost	-	0.4	-	0.9
Recognized actuarial loss	0.7	0.7	2.0	1.7
Net periodic cost	$1.1	$1.7	$3.2	$4.3

	Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Components of net periodic cost:
Service cost	$-	$0.1	$0.1	$0.1
Interest cost	0.2	0.2	0.7	0.6
Amortization of prior service cost	-	-	-	0.1
Recognized actuarial loss	0.2	0.1	0.5	0.4
Net periodic cost	$0.4	$0.4	$1.3	$1.2

The Company plans to contribute approximately $3 to its U.S. defined benefit pension plans for the year ending December 31, 2007. During the nine months ended September 30, 2007, the Company contributed $2.2 to its U.S. defined benefit pension plans.

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

The Company maintains defined benefit plans in Germany, China, France and the United Kingdom for some of its subsidiaries. The plans in Germany, China and France are unfunded. For the Company’s operations in Italy, there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination.

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Components of net periodic cost:
Service cost	$1.7	$1.6	$5.0	$4.7
Interest cost	3.9	3.3	11.5	9.6
Expected return on plan assets	(1.9)	(1.4)	(5.5)	(3.9)
Amortization of prior service cost	0.3	0.2	0.9	0.6
Recognized actuarial loss	0.4	0.4	1.2	1.2
Net periodic cost	$4.4	$4.1	$13.1	$12.2

The Company plans to contribute approximately $13 to its international defined benefit pension plans for the year ending December 31, 2007. During the nine months ended September 30, 2007, the Company contributed $9.6 to its international defined benefit pension plans.

NOTE O - LITIGATION AND CONTINGENCIES

Litigation

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

Letters of Credit

The Company’s outstanding letters of credit totaled $153.3 at September 30, 2007. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

As of September 30, 2007, the Company’s maximum exposure to such credit guarantees was $242.7, including total guarantees issued by Terex Demag, part of the Cranes segment, and Genie, part of the Aerial Work Platforms segment, of $162.0 and $41.7, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. The maximum exposure for residual value guarantees issued by the Company totaled $38.0 as of September 30, 2007. The Company is able to mitigate the risk associated with these guarantees because the maturity of these guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of September 30, 2007, the Company’s maximum exposure pursuant to buyback guarantees was $127.3. The Company is able to mitigate the risk of these guarantees because the timing of the buybacks is staggered and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Retirement plans and other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $18 for the estimated fair value of all guarantees provided as of September 30, 2007.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$151.5	$101.0	$439.9	$299.0
Other comprehensive income (loss):
Pension liability adjustment	(0.4)	(0.2)	0.9	(2.2)
Translation adjustment	62.7	(9.2)	112.3	84.2
Derivative hedging adjustment	1.3	(2.7)	(0.6)	5.1
Comprehensive income	$215.1	$88.9	$552.5	$386.1

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

During the three and nine months ended September 30, 2007, the Company acquired 627 thousand and 936 thousand shares at an aggregate cost of $49.6 and $74.2, respectively, pursuant to a $200 share repurchase program authorized December 15, 2006 and continuing through June 30, 2008. The average price paid per share repurchased under this program was $79.10 and $79.29 for the three and nine months ended September 30, 2007, respectively.

On July 17, 2007, the Company's stockholders’ approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company by 150,000,000. As of July 17, 2007, the total number of authorized shares of Common Stock is 300,000,000.

NOTE Q - CONSOLIDATING FINANCIAL STATEMENTS

On November 25, 2003, the Company sold and issued $300 aggregate principal amount of the 7-3/8% Notes. As of September 30, 2007, the 7-3/8% Notes were jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): Amida Industries, Inc., Cedarapids, Inc., CMI Terex Corporation, Finlay Hydrascreen USA, Inc., Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS National, Inc., Koehring Cranes, Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA LLC, PPM Cranes, Inc., Royer Industries, Inc., Schaeff Incorporated, Spinnaker Insurance Company, Terex Advance Mixer, Inc., Terex Cranes, Inc., Terex Cranes Wilmington, Inc., Terex Financial Services, Inc., Terex Mining Equipment, Inc., Terex Utilities, Inc., Terex-RO Corporation and Terex-Telelect, Inc. All of the guarantees are full and unconditional. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 7-3/8% Notes.

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

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$194.2	$715.7	$1,531.3	$(244.7)	$2,196.5
Cost of goods sold	(167.9)	(539.4)	(1,269.6)	244.7	(1,732.2)
Gross profit	26.3	176.3	261.7	-	464.3
Selling, general and administrative expenses	(26.9)	(64.0)	(137.1)	-	(228.0)
Income (loss) from operations	(0.6)	112.3	124.6	-	236.3
Interest income	0.3	-	4.2	-	4.5
Interest expense	(1.9)	(4.8)	(7.9)	-	(14.6)
Income from subsidiaries	147.4	-	-	(147.4)	-
Other income (expense) - net	8.1	0.6	(4.9)	-	3.8
Income from continuing operations before income taxes	153.3	108.1	116.0	(147.4)	230.0
Provision for income taxes	(1.8)	(32.3)	(44.4)	-	(78.5)
Income from continuing operations	151.5	75.8	71.6	(147.4)	151.5
Income from discontinued operations – net of tax	-	-	-	-	-
Net income	$151.5	$75.8	$71.6	$(147.4)	$151.5

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$159.2	$737.0	$1,231.2	$(223.7)	$1,903.7
Cost of goods sold	(134.0)	(585.8)	(1,040.2)	223.7	(1,536.3)
Gross profit	25.2	151.2	191.0	-	367.4
Selling, general and administrative expenses	(21.2)	(52.5)	(102.6)	-	(176.3)
Income from operations	4.0	98.7	88.4	-	191.1
Interest income	3.1	-	1.9	-	5.0
Interest expense	(4.6)	(5.6)	(11.1)	-	(21.3)
Loss on early extinguishment of debt	(16.6)	-	-	-	(16.6)
Income from subsidiaries	133.2	-	-	(133.2)	-
Other income (expense) - net	7.5	0.1	(7.0)	-	0.6
Income from continuing operations before income taxes	126.6	93.2	72.2	(133.2)	158.8
Provision for income taxes	(17.9)	-	(35.3)	-	(53.2)
Income from continuing operations	108.7	93.2	36.9	(133.2)	105.6
Income from discontinued operations – net of tax	-	-	3.1	-	3.1
Loss on disposition of discontinued operations - net of tax	(7.7)	-	-	-	(7.7)
Net income	$101.0	$93.2	$40.0	$(133.2)	$101.0

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$574.8	$2,243.3	$4,376.3	$(643.0)	$6,551.4
Cost of goods sold	(496.4)	(1,679.2)	(3,635.4)	643.0	(5,168.0)
Gross profit	78.4	564.1	740.9	-	1,383.4
Selling, general and administrative expenses	(76.0)	(189.8)	(396.1)	-	(661.9)
Income from operations	2.4	374.3	344.8	-	721.5
Interest income	0.8	0.3	10.3	-	11.4
Interest expense	(6.3)	(13.8)	(23.4)	-	(43.5)
Loss on early extinguishment of debt	(12.5)	-	-	-	(12.5)
Income from subsidiaries	433.4	-	-	(433.4)	-
Other income (expense) - net	30.0	2.1	(25.7)	-	6.4
Income from continuing operations before income taxes	447.8	362.9	306.0	(433.4)	683.3
Provision for income taxes	(7.9)	(117.3)	(118.2)	-	(243.4)
Income from continuing operations	439.9	245.6	187.8	(433.4)	439.9
Income from discontinued operations – net of tax	-	-	-	-	-
Net income	$439.9	$245.6	$187.8	$(433.4)	$439.9

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$502.0	$2,237.7	$3,493.9	$(615.5)	$5,618.1
Cost of goods sold	(433.3)	(1,791.7)	(2,941.0)	615.5	(4,550.5)
Gross profit	68.7	446.0	552.9	-	1,067.6
Selling, general and administrative expenses	(75.2)	(154.8)	(297.5)	-	(527.5)
Income (loss) from operations	(6.5)	291.2	255.4	-	540.1
Interest income	7.1	0.2	4.9	-	12.2
Interest expense	(20.1)	(18.6)	(33.2)	-	(71.9)
Loss on early extinguishment of debt	(23.3)	-	-	-	(23.3)
Income from subsidiaries	398.1	-	-	(398.1)	-
Other income (expense) - net	16.1	4.3	(19.8)	-	0.6
Income from continuing operations before income taxes	371.4	277.1	207.3	(398.1)	457.7
Provision for income taxes	(64.7)	(0.4)	(97.0)	-	(162.1)
Income from continuing operations	306.7	276.7	110.3	(398.1)	295.6
Income from discontinued operations – net of tax	-	-	11.1	-	11.1
Loss on disposition of discontinued operations - net of tax	(7.7)	-	-	-	(7.7)
Net income	$299.0	$276.7	$121.4	$(398.1)	$299.0

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2007

(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$1.3	$3.8	$511.5	$-	$516.6
Trade receivables - net	64.1	286.6	831.6	-	1,182.3
Intercompany receivables	51.1	57.0	178.1	(286.2)	-
Inventories	258.5	353.2	1,419.4	-	2,031.1
Other current assets	125.4	19.4	188.8	-	333.6
Total current assets	500.4	720.0	3,129.4	(286.2)	4,063.6
Property, plant & equipment - net	37.2	87.8	261.6	-	386.6
Investment in and advances to (from) subsidiaries	2,173.1	75.9	(902.4)	(1,346.6)	-
Goodwill	9.0	236.2	392.6	-	637.8
Other assets	43.3	88.2	269.5	-	401.0

Total assets	$2,763.0	$1,208.1	$3,150.7	$(1,632.8)	$5,489.0

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$2.0	$7.2	$18.4	$-	$27.6
Trade accounts payable	65.8	277.8	835.3	-	1,178.9
Intercompany payables	43.2	(250.3)	493.3	(286.2)	-
Accruals and other current liabilities	83.4	145.2	575.9	-	804.5
Total current liabilities	194.4	179.9	1,922.9	(286.2)	2,011.0
Long-term debt, less current portion	207.3	152.6	318.1	-	678.0
Retirement plans and other	106.9	68.0	370.7	-	545.6
Stockholders’ equity	2,254.4	807.6	539.0	(1,346.6)	2,254.4

Total liabilities and stockholders’ equity	$2,763.0	$1,208.1	$3,150.7	$(1,632.8)	$5,489.0

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

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(171.1)	$70.1	$66.5	$-	$(34.5)
Cash flows from investing activities
Capital expenditures	(15.0)	(21.4)	(37.3)	-	(73.7)
Investments in and advances to affiliates	-	-	(0.9)	-	(0.9)
Proceeds from sale of assets	-	4.0	8.1	-	12.1
Net cash used in investing activities	(15.0)	(17.4)	(30.1)	-	(62.5)
Cash flows from financing activities
Principal repayments of long-term debt	(86.0)	(52.0)	(62.0)	-	(200.0)
Excess tax benefit from stock-based compensation	20.3	-	-	-	20.3
Proceeds from stock options exercised	9.4	-	-	-	9.4
Net borrowings (repayments) under credit facility	158.9	0.4	(21.7)	-	137.6
Share repurchase	(71.6)	-	-	-	(71.6)
Other – net	-	-	4.6	-	4.6
Net cash provided by (used in) financing activities	31.0	(51.6)	(79.1)	-	(99.7)
Effect of exchange rate changes on cash and cash equivalents	-	-	36.6	-	36.6
Net (decrease) increase in cash and cash equivalents	(155.1)	1.1	(6.1)	-	(160.1)
Cash and cash equivalents, beginning of period	156.4	2.7	517.6	-	676.7
Cash and cash equivalents, end of period	$1.3	$3.8	$511.5	$-	$516.6

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

Our Roadbuilding, Utility Products and Other segment designs, manufactures and markets asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), landfill compactors and utility equipment (including digger derricks, aerial devices and cable placers), as well as related components and replacement parts. Government, utility and construction customers use these products to build roads, construct and maintain utility lines, trim trees and for other commercial operations. We own much of the North American distribution channel for the utility products group through our Terex Utilities distribution network. These operations distribute, install and rent our utility aerial devices and digger derricks as well as other products that service the utility industry. They also provide parts and service support for a variety of our other products, including mixers and aerial devices. Additionally, we operate a fleet of rental utility products in the United States and Canada. On April 27, 2007, we acquired the remaining 50% interest in Duvalpilot Equipment Outfitters, LLC (“Duvalpilot”), a distributor of our products and other light construction equipment, which we did not already own. Through Terex Financial Services (“TFS”), we also facilitate loans and leases between customers and various financial institutions. In Europe, Terex Financial Services Holding B.V. (“TFSH”), our joint venture with a European financial institution, assists customers in the acquisition of our products.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as certain general and corporate expenses that have not been allocated to the segments.

Overview

We seek to grow and improve the Terex franchise on a global basis. We intend to achieve net sales growth through a combination of developing our existing businesses, particularly by expanding our production and sales infrastructure in emerging markets, and by making selective acquisitions of other businesses as appropriate opportunities present themselves. Operating margin improvements are expected to be generated through the implementation of Company-wide and individual business initiatives in areas such as supply management, process redesign to improve productivity and throughput, leverage from volume increases, and pricing actions.

We continue to be encouraged by current global demand trends and our performance for the nine months ended September 30, 2007. Specifically, we experienced strong sales growth, resulting from continued robust end-markets, previously implemented pricing actions, operational improvements and the favorable impact of foreign currency exchange rate movement. A major factor contributing to our sales performance was the significantly improving economic condition of many of our end-markets and customers, including the global crane market, European demand for compact construction equipment, international demand for aerial work platform products and the market for mobile crushing and screening products, all of which favorably impacted our financial performance. Global crane and mining equipment demand continues to outpace our current ability to produce and supply product, leading to a large current order backlog. Our construction products have shown signs of improvement relative to the prior year period, as evidenced by our Construction segment’s backlog more than doubling.

However, we also have faced challenges to our growth during the past nine months, including shortages in component deliveries impacting production output, capacity constraints on certain of our products, and a softer North American marketplace for certain products. Our U.S. telehandler and concrete mixer truck businesses continue to experience the effects of market contraction, relative to the prior year period. The weakness of the U.S. dollar relative to other currencies has had an overall positive impact on our business, although, because our businesses have both import and export transactions with companies in the U.S., the weakness in the U.S. dollar has both a positive and negative effect on our net sales and other metrics.

We anticipate continued strong end-markets for the remainder of 2007, with most products continuing to participate in an expanding global marketplace. For example, we expect opportunities for continued strength internationally in the aerial work platforms and materials processing and mining businesses. Additionally, our crane businesses have been experiencing strong end-market demand globally due to numerous infrastructure initiatives, and we continue to improve our operating performance. We expect modest improvements in the roadbuilding and utility end-markets that will partially offset the slowdown in the concrete mixer truck business, which is impacted by the decline in residential construction spending in the U.S. Our construction businesses are beginning to show improvement in demand. We expect more meaningful short-term improvements from these businesses, as new construction products should contribute to our profitability and growth.

Longer term, we plan to build a more cohesive and expansive distribution network and to source production in more efficient and cost effective markets, which should benefit all of our businesses. We have begun production of compact construction equipment in China, with full production scheduled to start in the first quarter of 2008. In addition, we are developing a new factory campus in India that is initially targeted for use by the Materials Processing & Mining segment, with production anticipated to start by the end of 2008. Our Aerial Work Platforms segment is also engaged in identifying a site in China to be used as a home base for its Asian production and supply.

We continue to implement strategic decisions that are expected to positively contribute to our future financial performance. In December 2006, our Board of Directors authorized the repurchase of up to $200 million of our outstanding common shares through June 30, 2008, as a method to return capital to our investors and to improve the ratio of debt to equity on our balance sheet, and we repurchased approximately $74 million of our common stock during the first nine months of 2007. We anticipate additional expenditures to support certain business initiatives and objectives, taking advantage of our improved balance sheet position, including expanding the TFS business, developing global sales and service organizations, enterprise management system investment, supply chain management and growing Asian manufacturing capability, which will increase our selling, general and administrative costs in the near term.

In 2005, we introduced the Terex Business System, or “TBS”, an operating initiative aimed at improving our internal processes for the benefit of our customers, stakeholders and team members. The TBS strategy is a long-term initiative to foster continuous improvement in quality, speed and simplicity. TBS has become a vital part of how we do business, with nearly 553 “kaizen” improvement events involving nearly 5,000 participants held during the first nine months of 2007. We remain committed to delivering strong incremental margin improvement by realizing the benefits of pricing actions, volume leverage and an increasingly effective management of supply costs. One key non-GAAP metric we use to measure our performance in this area is working capital as a percentage of the current quarter’s annualized net sales. We calculate working capital using the Condensed Consolidated Balance Sheet amounts for Trade receivables (net of allowance) plus Inventories less Trade accounts payable.  We have experienced difficulty in meeting the goals we have set for ourselves due to heightened inventory levels, which resulted from longer transport times for finished goods, as well as supplier parts availability at certain locations. These negative influences are expected to moderate over the next six to twelve months, which should improve our cash flow profile. To address the transport time of finished goods globally, we are continuing to research and invest in our manufacturing footprint to position production closer to our customers. For example, our Aerial Work Platforms segment has recently launched two production lines in Europe. We will concentrate on the implementation of lean practices across our locations, and continue to strive for a target of 15% working capital investment as a percentage of current quarter’s annualized sales, driven mainly by inventory turn improvement.

Return on Invested Capital, or ROIC, continues to be the unifying non-GAAP metric we use to measure our operating performance. ROIC measures how effectively we use money invested in our operations.  We aim to achieve our 2007 ROIC target of 41.9%. ROIC is determined by dividing the last four quarters’ Income from operations (including operating income from discontinued operations) by the average of the sum of total stockholders’ equity plus Debt less Cash and cash equivalents for the last five quarters. Debt is calculated using the Condensed Consolidated Balance Sheet amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

Terex Consolidated

	Three Months Ended September 30,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,196.5	-	$1,903.7	-	15.4%
Gross profit	$464.3	21.1%	$367.4	19.3%	26.4%
SG&A	$228.0	10.4%	$176.3	9.3%	29.3%
Income from operations	$236.3	10.8%	$191.1	10.0%	23.7%

Net sales for the three months ended September 30, 2007 increased $292.8 million when compared to the same period in 2006. Generally, global infrastructure spending continued to drive increased demand for many of our product categories, such as cranes, crushing and screening machines, and mining equipment. The increase in net sales versus the prior year period was favorably impacted by approximately $83 million due to the effect of foreign currency exchange rate movement, primarily the strength of the Euro and the British Pound relative to the U.S. Dollar.

Gross profit for the three months ended September 30, 2007 increased $96.9 million when compared to the same period in 2006. The increase in gross profit was the result of more international business, favorable product mix in certain businesses, and the positive impact of pricing and internal initiatives. These positive impacts were partially offset by the unfavorable performance of certain product lines, namely the concrete mixer truck and telehandler businesses.

Selling, general and administrative costs (“SG&A”) increased for the three months ended September 30, 2007 by $51.7 million when compared to the same period in 2006. SG&A costs rose in all segments, reflecting increased investment in support of various operational improvement initiatives, including global sales and service capabilities in emerging markets such as the Middle East, China, India, Brazil and Russia, as well as an approximate $7 million impact due to the effect of foreign currency exchange rate movement.

Income from operations increased by $45.2 million for the three months ended September 30, 2007 over the comparable period in 2006. We experienced improvement in operating profit in all segments except for Roadbuilding, Utility Products and Other, which experienced a decline.

Terex Aerial Work Platforms

	Three Months Ended September 30,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$563.9	-	$538.2	-	4.8%
Gross profit	$161.3	28.6%	$136.5	25.4%	18.2%
SG&A	$49.1	8.7%	$37.4	6.9%	31.3%
Income from operations	$112.2	19.9%	$99.1	18.4%	13.2%

Net sales for the Aerial Work Platforms segment for the three months ended September 30, 2007 increased $25.7 million when compared to the same period in 2006. Markets in Europe, Latin America and Asia/Pacific continued to drive the increase in net sales, while sales in North America were down, primarily in our telehandler product line. Demand for our boom and scissor products remained strong globally. We continued to see growth in our parts sales due to the growing installed base of our products in the market.

Gross profit for the three months ended September 30, 2007 increased $24.8 million from the comparable period in 2006. We continued to benefit from the favorable impact of foreign currency exchange rate fluctuations on sales of products made in the U.S. into markets elsewhere throughout the world. The improved margin performance also reflects the continued favorable product mix trend towards higher margin boom-lifts and less telehandlers. We also experienced lower warranty costs on our products, improving our margins.

SG&A costs for the three months ended September 30, 2007 increased $11.7 million when compared to the same period in 2006. Our selling costs continued to rise with our higher sales volume and expansion into international markets. We are also investing in establishing other international market operations, which has increased our SG&A costs.

Income from operations for the three months ended September 30, 2007 increased $13.1 million when compared to the same period in 2006. The increase was due to continued higher volume in European and other international markets and the favorable impact of foreign currency exchange rate fluctuations, partially offset by costs related to our investment in new markets.

Terex Construction

	Three Months Ended September 30,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$452.1	-	$387.7	-	16.6%
Gross profit	$62.6	13.8%	$43.1	11.1%	45.2%
SG&A	$48.8	10.8%	$38.0	9.8%	28.4%
Income from operations	$13.8	3.1%	$5.1	1.3%	170.6%

Net sales in the Construction segment increased by $64.4 million for the three months ended September 30, 2007 when compared to the same period in 2006. Demand for compact construction equipment, heavy trucks and material handlers continued to grow in the quarter in European markets, offsetting a softening U.S. market. We also benefited from increased sales of construction class excavators. Additionally, the favorable impact of foreign currency exchange rate fluctuations accounted for approximately one-third of the net sales increase.

Gross profit increased $19.5 million when compared to 2006 results for the same period. Gross profit as a percentage of net sales improved due to production efficiencies and increased sales volume.

SG&A costs for the three months ended September 30, 2007 increased $10.8 million from the comparable period in 2006. The increase was due to higher selling costs associated with certain promotional programs and trade show activities and increased engineering costs for product improvements, combined with the unfavorable impact of foreign currency exchange rate fluctuations due to most of these costs occurring in our European based operations.

Income from operations for the three months ended September 30, 2007 increased $8.7 million when compared to the same period in 2006, resulting primarily from improved sales and production efficiencies, offset in part by higher operating costs.

Terex Cranes

	Three Months Ended September 30,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$526.6	-	$429.0	-	22.8%
Gross profit	$110.4	21.0%	$71.9	16.8%	53.5%
SG&A	$47.2	9.0%	$33.0	7.7%	43.0%
Income from operations	$63.2	12.0%	$38.9	9.1%	62.5%

Net sales for the Cranes segment for the three months ended September 30, 2007 increased by $97.6 million when compared to the same period in 2006. Global demand for the large crawler and mobile telescopic crane products remained high, while the North American market was strong in the rough terrain and larger truck crane product categories. These offset reduced sales of boom trucks and smaller truck cranes. The favorable impact of foreign currency exchange rate fluctuations contributed approximately $27 million of the net sales increase.

Gross profit for the three months ended September 30, 2007 increased $38.5 million relative to the same period in 2006. Gross profit benefited from the effect of prior pricing actions flowing through our order backlog, coupled with a higher mix of crawler and rough terrain cranes, offset partially by increased material costs.

SG&A costs for the three months ended September 30, 2007 increased $14.2 million over the same period in 2006. The increase was driven by higher sales costs due to increased volume, increased allocation of corporate costs of approximately $5 million and continued investment in critical infrastructure needs, including our supply chain initiative. The negative impact of foreign currency exchange rate fluctuations also contributed to the increase in SG&A costs, as many of our SG&A costs were incurred in our European based operations.

Income from operations for the three months ended September 30, 2007 increased $24.3 million over the comparable period in 2006. Income from operations in 2007 benefited from higher sales volume and the impact of prior pricing actions, offset in part by higher operating expenses.

Terex Materials Processing & Mining

	Three Months Ended September 30,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$527.8	-	$404.1	-	30.6%
Gross profit	$107.6	20.4%	$87.1	21.6%	23.5%
SG&A	$47.8	9.1%	$38.5	9.5%	24.2%
Income from operations	$59.8	11.3%	$48.6	12.0%	23.0%

Net sales in the Materials Processing & Mining segment increased $123.7 million over the comparable period in 2006. Continued high commodity prices combined with increased global mining operations drove demand for our mining products. European and Indian demand for crushing and screening products remained high, and waning supplier issues increased our ability to deliver higher volumes of finished product to customers. Additionally, approximately $21 million of the increase was due to the favorable impact of foreign exchange rate fluctuations. Our materials processing business is continuing to benefit from emerging market infrastructure activity, most notably in India. Strong parts revenue, which comprised over 40% of the quarter’s net sales, partially offset delays in the delivery of mining shovels and trucks in the third quarter.

Gross profit increased by $20.5 million in the three months ended September 30, 2007 over the comparable period in 2006. The increase was due to higher sales volume combined with the impact of prior pricing actions, offset in part by a higher proportion of net sales generated from lower margin mining trucks and higher costs for material and component purchases.

SG&A costs increased by $9.3 million relative to the comparable period in 2006. The increase in SG&A expense was due to additional staffing costs to support sales growth, legal costs associated with claims and investigations, as well as an additional allocation of corporate costs of $2.7 million. We also incurred additional costs for new product development.

Income from operations for the Materials Processing & Mining segment increased $11.2 million over the comparable period in 2006. The increase was a result of higher sales volume and the impact of pricing actions, partially offset by higher operating costs associated with the segment’s growth.

Terex Roadbuilding, Utility Products and Other

	Three Months Ended September 30,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$148.9	-	$178.2	-	(16.4)%
Gross profit	$21.8	14.6%	$24.8	13.9%	(12.1)%
SG&A	$24.3	16.3%	$19.5	10.9%	24.6%
Income from operations	$(2.5)	(1.7)%	$5.3	3.0%	(147.2)%

Net sales for the Roadbuilding, Utility Products and Other segment for the three months ended September 30, 2007 decreased $29.3 million when compared to the same period in 2006. The decrease in net sales was primarily due to lower demand for concrete mixer trucks resulting from the downturn in North American residential construction markets. We also experienced softer demand for utility products following strong buying activity in 2006 and early 2007 in advance of the Tier III emissions change that took effect at the beginning of 2007.

Gross profit for the three months ended September 30, 2007 decreased $3.0 million when compared to the same period in 2006. This decrease is directly attributable to lower sales volume.

SG&A costs for the three months ended September 30, 2007 increased $4.8 million over the comparable period in 2006. We incurred a bad debt charge of $4.0 million related to a customer of Terex Asset Services, our re-rental business that we continue to wind down.

Income from operations for the Roadbuilding, Utility Products and Other segment for the three months ended September 30, 2007 decreased $7.8 million when compared to the same period in 2006. The decrease reflects lower concrete mixer truck volume combined with the bad debt charge incurred.

Terex Corporate / Eliminations

	Three Months Ended September 30,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(22.8)	-	$(33.5)	-	(31.9)%
Income (loss) from operations	$(10.2)	44.7%	$(5.9)	17.6%	72.9%

Our consolidated results include the elimination of intercompany sales activity among segments. Corporate costs before allocations to the business segments increased, as we continued to invest in Company-wide initiatives, including supply management, manufacturing strategy, an enterprise management system, marketing, and TBS, as well as a $1.9 million charge related to the completion of our headquarters relocation. These charges were partially offset by an increase of approximately $12 million in corporate costs allocated to the business segments in 2007 versus the prior year.

Interest Expense, Net of Interest Income

During the three months ended September 30, 2007, our interest expense net of interest income was $10.1 million, or $6.2 million lower than the same period in the prior year. This decrease was primarily related to a $174.4 million reduction in the Condensed Consolidated Balance Sheet amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion, less Cash and cash equivalents, during the year.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended September 30, 2007 was income of $3.8 million, an increase of $3.2 million when compared to the same period in the prior year, primarily due to foreign exchange gains in the current year.

Income Taxes

During the three months ended September 30, 2007, we recognized income tax expense of $78.5 million on income from continuing operations before income taxes of $230.0 million, an effective rate of 34.1%, as compared to income tax expense of $53.2 million on income from continuing operations before income taxes of $158.8 million, an effective rate of 33.5%, for the three months ended September 30, 2006. The effective tax rate for the three months ended September 30, 2007 was higher than in the prior year period primarily due to changes in the jurisdictional mix of income and the impact of discrete tax items. An income tax benefit of $0.8 million was recorded within Income from discontinued operations for the three months ended September 30, 2006.

In the third quarter of 2007, legislation was enacted to reduce the statutory tax rates in Germany and the United Kingdom for years beginning on or after January 1, 2008 and April 1, 2008, respectively.  These statutory tax rate reductions caused the revaluation of deferred tax assets and liabilities in these jurisdictions.  The revaluation of the German and United Kingdom deferred tax balances caused a discrete charge increasing the tax provision $3.1 million in the third quarter of 2007.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Terex Consolidated

	Nine Months Ended September 30,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$6,551.4	-	$5,618.1	-	16.6%
Gross profit	$1,383.4	21.1%	$1,067.6	19.0%	29.6%
SG&A	$661.9	10.1%	$527.5	9.4%	25.5%
Income from operations	$721.5	11.0%	$540.1	9.6%	33.6%

Net sales for the nine months ended September 30, 2007 increased $933.3 million when compared to the same period in 2006. Our sales increased across all segments, with the exception of Roadbuilding, Utility Products and Other, due to strong global demand across many product categories. Additionally, the favorable impact of foreign currency exchange rate fluctuations contributed approximately $196 million of the net sales increase.

Gross profit for the nine months ended September 30, 2007 increased $315.8 million over the comparable period in 2006. Gross profit increased across all segments, with the exception of Roadbuilding, Utility Products and Other. The increase in gross profit was the result of increasing international business, favorable product mix in certain businesses, and the positive impact of pricing initiatives and production efficiencies.

SG&A costs increased by $134.4 million for the nine months ended September 30, 2007 when compared to the same period in 2006. Each of the segments’ SG&A costs rose due to increased infrastructure investment and Company-wide initiatives.

Income from operations increased by $181.4 million for the nine months ended September 30, 2007 when compared to the same period in 2006. We experienced improvement in operating profit in all segments except for Roadbuilding, Utility Products and Other, which experienced a decline.

Terex Aerial Work Platforms

	Nine Months Ended September 30,
	2007		2006
	% of Sales			% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,751.9	-	$1,576.3	-	11.1%
Gross profit	$502.6	28.7%	$401.4	25.5%	25.2%
SG&A	$144.1	8.2%	$112.3	7.1%	28.3%
Income from operations	$358.5	20.5%	$289.1	18.3%	24.0%

Net sales for the Aerial Work Platforms segment for the nine months ended September 30, 2007 increased $175.6 million when compared to the same period in 2006. Net sales increased due to strong international demand for our products, particularly in Europe as well as in the Middle East, Australia and Latin America and, to a lesser extent, improved parts sales. We experienced sales growth across most product lines, particularly in large booms servicing major construction projects, offset in part by lower telehandler sales. The slow down in the U.S. housing market has decreased demand for the telehandler product line, and we have lost some market share to competition.

Gross profit for the nine months ended September 30, 2007 increased $101.2 million when compared to the same period in 2006. The strengthening of European markets, the impact of prior pricing actions, favorable product mix and the favorable effect of foreign currency exchange rate fluctuations primarily drove the increase. The shift in sales concentration towards boom lifts and away from telehandlers is favorable for us. Boom lifts, our highest technology product as well as our best margin product, are in high demand to support global economic development. In contrast, our telehandler product line, and our North American telehandler product in particular, delivers a significantly lower margin, reflecting its simpler technology, and faces a larger number of competitors. In addition, we continue to make progress in controlling costs and improving production efficiencies as a result of our lean manufacturing focus.

SG&A costs for the nine months ended September 30, 2007 increased $31.8 million when compared to the same period in 2006. Increased costs were driven by expenditures to support our continued global expansion, which included investment in sales and service operations in the European and several other global markets. Additionally, we incurred higher engineering costs related to new product development.

Income from operations for the nine months ended September 30, 2007 increased $69.4 million over the comparable period in 2006. The increase was the result of a more favorable product mix, the impact of volume in markets outside of the U.S. and the favorable impact of foreign currency exchange rate fluctuations, combined with the impact of prior pricing actions, partially offset by the costs of expansion into new and growing markets and our on-going Company-wide initiatives.

Terex Construction

	Nine Months Ended September 30,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,362.4	-	$1,150.1	-	18.5%
Gross profit	$184.5	13.5%	$139.1	12.1%	32.6%
SG&A	$140.9	10.3%	$114.4	9.9%	23.2%
Income from operations	$43.6	3.2%	$24.7	2.1%	76.5%

Net sales in the Construction segment increased by $212.3 million for the nine months ended September 30, 2007 when compared to the same period in 2006. The increase was due to growth in demand for our off-highway trucks, construction class excavators and compact equipment in reaction to favorable global non-residential construction trends, particularly in European markets. We also experienced year over year improved performance in our material handler lines resulting from improved scrap steel industry dynamics. Additionally, the favorable impact of foreign currency exchange rate fluctuations accounted for approximately $59 million of the net sales growth.

Gross profit increased $45.4 million for the nine months ended September 30, 2007 when compared to 2006 results for the same period. Gross profit improved from the prior year due to production cost efficiencies from increased volume and favorable pricing actions, offset by reduced North American demand.

SG&A cost for the nine months ended September 30, 2007 increased $26.5 million when compared to the same period in 2006. The increase was due to higher selling costs associated with improving our global sales and support network, certain promotional programs, trade show activities and the approximately $6 million unfavorable impact of foreign currency exchange rate fluctuations. We also incurred increased engineering costs associated with product improvements.

Income from operations for the nine months ended September 30, 2007 increased $18.9 million when compared to the same period in 2006, resulting primarily from improved sales and the impact of prior pricing actions, partially offset by increased selling and engineering costs.

Terex Cranes

	Nine Months Ended September 30,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,571.9	-	$1,238.3	-	26.9%
Gross profit	$313.0	19.9%	$197.8	16.0%	58.2%
SG&A	$140.0	8.9%	$96.0	7.8%	45.8%
Income from operations	$173.0	11.0%	$101.8	8.2%	69.9%

Net sales for the Cranes segment for the nine months ended September 30, 2007 increased $333.6 million when compared to the same period in 2006. The increase in net sales was due to improvement in all businesses and product categories, particularly mobile telescopic and lattice boom crawler cranes and the favorable impact of approximately $76 million due to foreign currency exchange rate fluctuations. We are benefiting from pricing actions implemented during 2006. In addition, we have increased sales by expanding our operations in Asia and the Middle East.

Gross profit for the nine months ended September 30, 2007 increased by $115.2 million relative to the same period in 2006. Gross profit benefited from increased sales volume, the positive impact of pricing actions and a larger proportion of higher margin large crawler and mobile telescopic cranes in our sales mix, offset partially by increased material costs.

SG&A costs for the nine months ended September 30, 2007 increased $44.0 million over the same period in 2006. The increase was primarily due to increased investment in sales and administrative infrastructure to support increasing sales and production volumes, an approximate $7 million impact of foreign currency exchange rate fluctuations, additional allocation of Company-wide initiatives of approximately $14 million, as well as costs associated with operations in Asia and the Middle East.

Income from operations for the nine months ended September 30, 2007 increased $71.2 million over the same period in 2006. Income from operations in 2007 was positively impacted by the benefit of higher sales volume and pricing increases in excess of cost pressures from suppliers, offset in part by higher operating costs resulting from our significant growth and investment in infrastructure.

Terex Materials Processing & Mining

	Nine Months Ended September 30,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,438.7	-	$1,191.1	-	20.8%
Gross profit	$310.1	21.6%	$249.2	20.9%	24.4%
SG&A	$140.8	9.8%	$110.5	9.3%	27.4%
Income from operations	$169.3	11.8%	$138.7	11.6%	22.1%

Net sales in the Materials Processing & Mining segment increased $247.6 million for the nine months ended September 30, 2007 compared to the same period in 2006. The increase in net sales was attributable to the continued growth of our crushing and screening product lines worldwide, with the exception of North America, where sales were slightly lower. All mining product lines experienced increased sales, resulting from sustained high levels of commodity prices as well as the favorable impact of foreign currency exchange rate fluctuations, which contributed approximately $44 million of the increase.

Gross profit increased $60.9 million in the nine months ended September 30, 2007 relative to the comparable period in 2006. Gross profit improved because of increased sales volume, the impact of prior pricing actions in our material processing product lines and a favorable mix of parts volume, combined with improved manufacturing productivity.

SG&A costs increased by $30.3 million in the nine months ended September 30, 2007 relative to the comparable period in 2006. The increase in SG&A expense was due to increased personnel and legal costs combined with other infrastructure requirements in support of the segment’s ongoing growth, an approximate $5 million impact from foreign currency exchange rate fluctuations, as well as an additional allocation of corporate costs of approximately $8 million.

Income from operations for the Materials Processing & Mining segment for the nine months ended September 30, 2007 increased $30.6 million from the comparable period in 2006. The increase was a result of higher demand for mobile commercial grade crushing and screening equipment, mining equipment and the impact of pricing actions, partially offset by higher operating and selling costs associated with the segment’s growth.

Terex Roadbuilding, Utility Products and Other

	Nine Months Ended September 30,
	2007		2006
	% of Sales			% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$496.5	-	$552.3	-	(10.1)%
Gross profit	$72.0	14.5%	$79.0	14.3%	(8.9)%
SG&A	$68.0	13.7%	$54.7	9.9%	24.3%
Income from operations	$4.0	0.8%	$24.3	4.4%	(83.5)%

Net sales for the Roadbuilding, Utility Products and Other segment for the nine months ended September 30, 2007 decreased $55.8 million when compared to the same period in 2006. The decrease in net sales was mainly due to reduced demand for concrete mixer trucks resulting from the downturn in the North American residential housing market, partially offset by increased sales of roadbuilding products in Brazil.

Gross profit for the nine months ended September 30, 2007 decreased $7.0 million over the comparable period in 2006. Gross profit as a percentage of net sales during this period remained essentially flat when compared to the same period in 2006. Gross profit as a percentage of net sales was negatively impacted by costs related to the continued wind-down of our re-rental fleet and charges associated with Duvalpilot.

SG&A costs for the nine months ended September 30, 2007 increased $13.3 million when compared to the same period in 2006. The increase was due to higher engineering costs for new product development, increased selling costs in the roadbuilding business and an increase of approximately $3 million in the corporate cost allocation, as well as continued investment in the administrative support functions in this segment, mainly in the TFS operation. We also incurred a bad debt charge of $4.0 million related to a customer of Terex Asset Services, our re-rental business that we continue to wind down.

Income from operations for the Roadbuilding, Utility Products and Other segment for the nine months ended September 30, 2007 decreased $20.3 million when compared to the same period in 2006. The decrease reflects declining concrete mixer truck volume, charges related to the re-rental fleet and Duvalpilot, and higher corporate costs.

Terex Corporate / Eliminations

	Nine Months Ended September 30,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(70.0)	-	$(90.0)	-	(22.2)%
Income (loss) from operations	$(26.9)	38.4%	$(38.5)	42.8%	(30.1)%

Our consolidated results include the elimination of intercompany sales activity among segments. The reduction in loss from operations versus the prior year reflects the increase of approximately $36 million in the allocation of corporate costs to the business segments in 2007 versus the prior year. Corporate costs before allocations to the business segments increased, as we continued to invest in Company-wide initiatives, including supply management, manufacturing strategy, an enterprise management system, marketing, and TBS.

Interest Expense, Net of Interest Income

During the nine months ended September 30, 2007, our interest expense net of interest income was $32.1 million, or $27.6 million lower than the comparable period in the prior year. This decrease was primarily related to a $174.4 million reduction in the Condensed Consolidated Balance Sheet amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion, less Cash and cash equivalents.

Loss on Early Extinguishment of Debt

We recorded a pre-tax charge on early extinguishment of debt of $12.5 million in the nine months ended September 30, 2007, which included a $9.3 million expense associated with the call premium for the repayment of $200 million of outstanding debt on January 15, 2007 and $3.2 million of amortization of debt acquisition costs accelerated because of this debt repayment.

Other Income (Expense) – Net

Other income (expense) – net for the nine months ended September 30, 2007 was income of $6.4 million, an increase of $5.8 million when compared to the same period in the prior year, primarily due to gains on the sale of assets recorded during the period and foreign exchange gains.

Income Taxes

During the nine months ended September 30, 2007, we recognized income tax expense of $243.4 million on income from continuing operations before income taxes of $683.3 million, an effective rate of 35.6%, as compared to income tax expense of $162.1 million on income from continuing operations before income taxes of $457.7 million, an effective rate of 35.4%, for the nine months ended September 30, 2006. An income tax benefit of $0.8 million was recorded within Income from discontinued operations for the three months ended September 30, 2006. This benefit offsets the Provision for income taxes recorded in the six months ended June 30, 2006 for discontinued operations. Utilization of net operating loss carry forwards resulted in no Provision for income taxes for the nine months ended September 30, 2006 for discontinued operations. Income tax expense of $1.2 million was recorded on the disposition of discontinued operations. For tax purposes, the cash received on the disposition was greater than the Company’s basis and, therefore, income tax expense was recorded.

In the third quarter of 2007, legislation was enacted to reduce the statutory tax rates in Germany and the United Kingdom for years beginning on or after January 1, 2008 and April 1, 2008, respectively.  These statutory tax rate reductions caused the revaluation of deferred tax assets and liabilities in these jurisdictions.  The revaluation of the German and United Kingdom deferred tax balances caused a discrete charge increasing the tax provision $3.1 million in the third quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets. We believe that cash generated from operations, together with access to our bank credit facilities and cash on hand, provide adequate liquidity to meet our operating and debt service requirements. We had cash and cash equivalents of $516.6 million at September 30, 2007. In addition, we had $420.6 million available for borrowing under our revolving credit facilities at September 30, 2007.

Generating cash from operations depends primarily on our ability to earn net income through the sales of our products and to manage our investment in working capital. We continue to focus on collecting receivables in a timely manner. Consistent with past practice, each quarter we sell receivables to various third party financial institutions through several pre-arranged facilities. During the third quarter of each of 2007 and 2006, we sold, without recourse, accounts receivable approximating 11% of our revenue to provide additional liquidity. Discontinuance of these facilities could reduce our liquidity.

We are focused on increasing inventory turns by sharing, throughout our Company, many of the best practices and lean manufacturing processes that several of our business units have implemented successfully. We continue to experience challenges with supply chain capacities and deliveries. Substantial effort has gone into reviewing and improving our materials planning and forecasting methods, and, despite the high level of inventory, we are seeing improvements in many areas. We are also in the process of starting up sourcing teams in India and China to support our cost objectives. We expect these initiatives to reduce the level of inventory needed to support the business and allow us to reduce our manufacturing lead times, thereby reducing our working capital requirements.

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

As we have grown, diversified our product offerings and expanded the geographic reach of our products, our sales have become less dependent on construction products and sales in the United States and Europe and have become less seasonal. In addition, high levels of backlog in a number of our segments have led to longer wait times and deliveries being accepted regardless of the season. As a result, we expect first and second half sales to be relatively equal in 2007.

Because of the quarterly pattern of our sales, we have recently used cash to fund our operations in the first quarter of the year and generate cash in the remaining three quarters of the year. In 2007, we used cash in the first quarter and generated cash in the second and third quarter. We expect our cash flow performance in the fourth quarter of 2007 to be heavily influenced by our ability to reduce inventory driven by efficiency improvements, easing of supplier constraints and the delivery of several large orders in the fourth quarter, principally in the crane and mining businesses.

In 2007, our income tax payments increased. In 2005 and 2006, we used net operating losses to reduce our cash income tax payments, most notably in the U.S., Germany and the United Kingdom. The U.S. net operating loss was substantially utilized in 2006, resulting in higher cash payments in the U.S. for 2007. However, increasing profitability resulted in increased utilization of net operating loss carry forwards in Germany, partially offsetting the increased cash payments in the U.S.

To help fund our cash pattern, which requires significant cash expenditures during the first quarter of the year, we have maintained significant cash balances and a revolving line of credit in addition to term borrowings from our bank group. Our bank credit facilities provide us with a revolving line of credit of up to $700 million that is available through July 14, 2012 and term debt of $200 million that will mature on July 14, 2013. The revolving line of credit consists of $500 million of available domestic revolving loans and $200 million of available multicurrency revolving loans. The credit facilities also provide for incremental loan commitments of up to $300 million, which may be extended at the option of the lenders, in the form of revolving credit loans, term loans or a combination of both.

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

The interest rates charged under our bank credit facilities are subject to adjustment based on our consolidated leverage ratio. The weighted average interest rate on the outstanding portion of the revolving credit component under our bank credit facilities was 7.75% and 5.32% at September 30, 2007 and December 31, 2006, respectively. The weighted average interest rate on the term loans under the bank credit facilities was 6.95% and 7.11% at September 30, 2007 and December 31, 2006, respectively.

We have also positioned ourselves to repurchase some of our outstanding common stock as conditions warrant. In December 2006, our Board of Directors authorized the repurchase of up to $200 million of our outstanding common shares through June 30, 2008. During the nine months ended September 30, 2007, we repurchased 935,800 shares for $74.2 million under this program.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix without substantially increasing risk.

We anticipate that acquisitions will be a part of our growth strategy, and with the recent volatility in the financial markets, we are uniquely positioned to take advantage of opportunities as they arise. The use of our cash and debt balances in the future will be targeted to acquisitions and to fund internal expansion activities, including capital expenditures.

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

Cash Flows

Cash used in operations for the nine months ended September 30, 2007 totaled $34.5 million, compared to cash provided by operations of $216.8 million for the nine months ended September 30, 2006. This increase in cash used resulted from: higher working capital due to logistics issues related to our increased level of international business, which is causing longer transport times; certain supplier constraints limiting production throughput; and payment of certain longer-term incentive compensation and taxes in the first nine months of 2007.

Cash used in investing activities for the nine months ended September 30, 2007 was $62.5 million, or $24.0 million more than cash used in investing activities for the nine months ended September 30, 2006, primarily due to higher capital expenditures in the current year, including costs associated with implementing our enterprise management system, partially offset by receipt of proceeds from the sale of assets in the current year period. Additionally, cash used in the prior year included a payment for acquisition of a business, which was more than offset by proceeds from the sale of a discontinued operation.

We used cash for financing activities of $99.7 million for the nine months ended September 30, 2007, compared to cash used in financing activities for the nine months ended September 30, 2006 of $326.2 million. The change in financing cash flows was primarily due to $300 million in repayment of long-term debt and net repayments under our credit facility in 2006 compared to repayment of $200 million of long-term debt in the nine months ended September 30, 2007. Additionally, in the current year we had net borrowings under our credit facilities that were invested in working capital in support of our strong order backlog, which was partially offset by share repurchases.

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

As of September 30, 2007, our maximum exposure to such credit guarantees was $242.7 million, including total credit guarantees issued by Terex Demag, part of our Cranes segment, and Genie, part of our Aerial Work Platforms segment, of $162.0 million and $41.7 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

We issue, from time to time, residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. As described in Note O – “Litigations and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $38.0 million at September 30, 2007. We are able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of September 30, 2007, our maximum exposure pursuant to buyback guarantees was $127.3 million. We are able to mitigate the risk of these guarantees because the timing of the buybacks is staggered and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Retirement plan and other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $18 million for the estimated fair value of all guarantees provided as of September 30, 2007.

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

As of September 30, 2007, TFSH had total assets of approximately $555 million, consisting primarily of financing receivables and lease related equipment, and total liabilities of approximately $504 million, consisting primarily of debt issued by the joint venture partner. Prior to March 31, 2006, we provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of September 30, 2007, the maximum exposure to loss under these guarantees was approximately $19 million. Additionally, we are required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in our reimbursement to TFSH of losses to the extent of our ownership percentage.

Sale-Leaseback Transactions

Our rental business typically rents equipment to customers for periods of no less than three months. To better match cash outflows in the rental business to cash inflows from customers, we finance the equipment through a series of sale-leasebacks classified as operating leases. The leaseback period is typically 60 months in duration. At September 30, 2007, the historical cost of equipment being leased back from the financing companies was approximately $45 million and the minimum lease payments for the remainder of 2007 will be approximately $2 million.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, some of our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which we do business, are the Euro and British Pound. We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At September 30, 2007, we had foreign exchange contracts with an aggregate notional value of $1,102.7 million.

We manage exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintaining an on-going balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary.

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. We entered into an interest rate agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of our indebtedness under our 7-3/8% Senior Subordinated Notes. To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million. We recorded this loss as an adjustment to the carrying value of the hedged debt and are amortizing it through the debt maturity date.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3 (“EITF No. 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The classification in the income statement of taxes is considered an accounting policy and any change in presentation would require the application of Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” In addition, under the scope of EITF No. 06-3, significant taxes recorded in the Condensed Consolidated Statement of Operations would require disclosure of the accounting policy elected and amounts reflected in gross revenue for all periods presented. Provisions of EITF No. 06-3 are effective for fiscal years beginning after December 15, 2006. We adopted this accounting standard on January 1, 2007. Adoption of EITF No. 06-3 did not have a material impact on our financial statements.

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

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar versus functional currencies of our major markets, which include the Euro and British Pound. We assess foreign currency risk based on transactional cash flows and identify naturally offsetting positions and purchase hedging instruments to protect anticipated exposures. At September 30, 2007, we had foreign exchange contracts with an aggregate notional value of $1,102.7 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a net gain of $1.2 million at September 30, 2007.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and London Interbank Offer Rate (“LIBOR”). We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an on-going balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary. At September 30, 2007, approximately 54% of our debt was floating rate debt and the weighted average interest rate for all debt was approximately 7.35%.

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

At September 30, 2007, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at September 30, 2007 would have increased interest expense by approximately $2 million in the nine months ended September 30, 2007.

Commodities Risk

Principal materials that we use in our various manufacturing processes include castings, engines, bearings, gear boxes, hydraulic cylinders, drive trains, electric controls and motors, steel, tires and a variety of other commodities and fabricated or manufactured items. Our performance may be impacted by extreme movements in material costs and from availability of these materials. As our manufacturing volume has increased, our need for these commodities and manufactured items also has increased, which in turn has created pressure on our existing supplier base to deliver us materials on a timely basis and in sufficient amounts when requested. This supply constraint has been exacerbated because of higher global demand for the same materials caused by recovering end markets in our product areas and by higher consumption from emerging economies such as China. The inability of suppliers to deliver materials promptly has resulted, and could result, in production delays and increased costs to manufacture our products. Some of the necessary components for which we have experienced supply constraints over the recent past include bearings, gear boxes, hydraulics and various fabricated weldments. Furthermore, as demand for these materials has increased, we have experienced increased costs to obtain these components.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2007, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2007 because we have not been able to fully evidence remediation of the material weakness discussed below. Notwithstanding the material weakness discussed below, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

(b)	Changes in Internal Control Over Financial Reporting

There were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In our Annual Report on Form 10-K for the year ended December 31, 2006, management identified a material weakness in our internal control over financial reporting with respect to accounting for income taxes. At that time, a material weakness was defined as a significant control deficiency, or combination of significant control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Effective August 27, 2007, the definition of material weakness was revised on a prospective basis. A material weakness is now defined to be a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2007, we have not yet fully evidenced a remediation of the material weakness with respect to accounting for income taxes that was identified in our Annual Report on Form 10-K as having existed as of December 31, 2006 under the old definition of material weakness. Management will conduct an assessment, including testing, of the effectiveness of our internal control over financial reporting utilizing the new definition of material weakness as of December 31, 2007.

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

The following are among the specific actions taken in our internal control over financial reporting processes during the quarter ended September 30, 2007 to address the material weakness in accounting for income taxes identified as of December 31, 2006:

•	Based on our controls testing performed as of June 30, 2007, we refined the definition, operation and supporting documentation of our key tax controls.

•	We introduced a new tax control documentation package to be prepared on a quarterly basis by our international finance team.

•	We completed the 2006 U.S. federal tax return to accrual analysis and adjusted our tax balances.

•	We hired a U.S. based transfer pricing manager and an Australian tax analyst to improve our internal tax resource capability.

•

U.S. tax personnel visited sites in Germany, Sweden, France, Italy, and the United Kingdom to provide technical and process guidance and review tax calculations, balances and the progress of the foreign tax accrual to tax return reconciliation.

We intend to take further actions to remediate the material weakness identified above as existing as of December 31, 2006, including:

•	Continue the process of validating foreign tax balances by completing the foreign accrual to tax return reconciliation process on a more timely basis.

•	Further expand quarterly testing of the key tax controls to ascertain effectiveness, identify potential deficiencies and mitigating controls, and to strengthen our existing processes.

•	Recruit additional tax personnel in key areas to keep pace with the growth and complexity of our global operations and regulations.

•	Provide additional tax training for tax and financial personnel.

•	Continue to simplify our legal and reporting entity structure to reduce complexity in the tax reporting processes.

•	Complete the testing of our annual tax provisioning processes for the year ending December 31, 2007, validating the changes we have previously implemented.

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

There have been no material changes to our risk factors in the quarterly period ended September 30, 2007 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	The following table provides information about our purchases during the quarter ended September 30, 2007 of our common stock that is registered pursuant to the Exchange Act.
	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)

July 1, 2007 - July 31, 2007	116,900	$86.52	116,900	$165,254

August 1, 2007 - August 31, 2007	319,700	$74.88	319,700	$141,317

September 1, 2007 - September 30, 2007	190,000	$81.65	190,000	$125,804

Total	626,600	$79.10	626,600	$125,804

(1)	In December 2006, our Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares through June 30, 2008.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

At a special meeting of stockholders held July 17, 2007, Terex stockholders holding a majority of the shares of Common Stock outstanding as of the close of business on May 31, 2007 voted on one proposal included in the Company’s proxy statement for the special meeting of stockholders as follows:

	For	Against	Abstentions

Proposal 1: To amend the Company’s Restated Certificate of Incorporation to increase the number of shares of Common Stock, par value $.01 per share, that the Company is authorized to issue to 300,000,000 shares:	65,922,136	12,895,810	502,441

Item 5.	Other Information

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

TEREX CORPORATION
(Registrant)

Date: November 2, 2007	/s/ Phillip C. Widman
Phillip C. Widman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 2, 2007	/s/ Jonathan D. Carter
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
10.2

Terex Corporation Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2007 of Terex Corporation, Commission File No. 1-10702).

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