Form 10-K
period 2007-12-31
TEREX CORP
filed 2008-02-27
CIK 97216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File Number 1-10702

TEREX CORPORATION
(Exact Name of Registrant as Specified in Charter)

DELAWARE	34-1531521
(State of incorporation)	(I.R.S. Employer Identification No.)

200 NYALA FARM ROAD, WESTPORT, CONNECTICUT	06880
(Address of principal executive offices)	(Zip Code)

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
YES  ☒ NO  ☐
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
YES  ☒ NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer  ☒ Accelerated Filer  ☐ Non-accelerated Filer  ☐ Smaller Reporting Company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐ NO  ☒
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $8,154 million based on the last sale price on June 30, 2007.

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK OUTSTANDING WAS
101.6 MILLION AS OF FEBRUARY 22, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

TEREX CORPORATION AND SUBSIDIARIES
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2007

As used in this Annual Report on Form 10-K, unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.” This Annual Report on Form 10-K generally speaks as of December 31, 2007, unless specifically noted otherwise.

Forward-Looking Information

Certain information in this Annual Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Uncertainties”. In addition, when included in this Annual Report or in documents incorporated herein by reference, the words “may,” “expects,” “intends,” “anticipates,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

•	Our business is highly cyclical and weak general economic conditions may affect the sales of our products and financial results;
•	our business is sensitive to fluctuations in interest rates and government spending;
•	our business is very competitive and may be affected by pricing, product initiatives and other actions taken by competitors;
•	a material disruption to one of our significant facilities;
•	our retention of key management personnel;
•	the financial condition of suppliers and customers, and their continued access to capital;
•	our continued access to capital and ability to obtain parts and components from suppliers on a timely basis at competitive prices;
•	our ability to timely manufacture and deliver products to customers;
•	the need to comply with restrictive covenants contained in our debt agreements;
•	our business is global and subject to changes in exchange rates between currencies, as well as international politics, particularly in developing markets;
•	the effects of changes in laws and regulations;
•	possible work stoppages and other labor matters;
•	compliance with applicable environmental laws and regulations;
•	product liability claims and other liabilities arising out of our business;
•	investigations by the Securities and Exchange Commission and the Department of Justice;
•	our implementation of a global enterprise system and its performance;
•	our ability to successfully integrate acquired businesses; and
•	other factors.

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

PART I

ITEM 1. BUSINESS

GENERAL

Terex is a diversified global manufacturer of capital equipment focused on delivering reliable, customer relevant solutions for the construction, infrastructure, quarrying, surface mining, shipping, transportation, refining and utility industries. We operate in five reportable segments: (i) Terex Aerial Work Platforms, (ii) Terex Construction, (iii) Terex Cranes, (iv) Terex Materials Processing & Mining and (v) Terex Roadbuilding, Utility Products and Other.

We view our purpose as making products that will be used to improve the lives of people around the world. Our mission is to delight our current and future customers with value added offerings that exceed their current and future needs. Our vision focuses on our commitments to our core constituencies of customers, stakeholders and team members by providing our customers with a superior ownership experience, our stakeholders with a profitable enterprise that increases value, and our team members with a preferred place to work.

Our Company was incorporated in Delaware in October 1986 as Terex U.S.A., Inc. We have grown tremendously since that time, achieving $9.1 billion of net sales in 2007, up from $7.6 billion of net sales in 2006. While much of our historic growth had been achieved through acquisitions, a majority of our growth has been generated from existing operations since 2003. Since 2004, we have focused on becoming a superb operating company under the Terex franchise.

As we have grown, our business has become increasingly international in scope, with products manufactured in North and South America, Europe, Australia and Asia and sold worldwide. We are focusing on expanding our business globally, with an increased emphasis on developing markets such as China, India, Russia, the Middle East and Latin America.

For financial information about our industry and geographic segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note B - “Business Segment Information” in the Notes to the Consolidated Financial Statements.

TEREX AERIAL WORK PLATFORMS

Our Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment, telehandlers, power equipment and construction trailers. Products include material lifts, portable aerial work platforms, trailer-mounted articulating booms, self-propelled articulating and telescopic booms, scissor lifts, telehandlers, construction trailers, trailer-mounted light towers, power buggies, generators, related components and replacement parts, and other products. Customers in the construction and building maintenance industries use these products to build and/or maintain large physical assets and structures. We market our Aerial Work Platforms products principally under the Terex® and Genie® brand names and the Terex® name in conjunction with the historic Load King brand name.

Aerial Work Platforms has seven significant manufacturing operations:

•	Aerial work platform equipment is manufactured in Redmond and Moses Lake, Washington, Perugia, Italy and Coventry, England;

•	Construction trailers are manufactured in Elk Point, South Dakota;

•	Telehandlers are manufactured in Baraga, Michigan and Perugia, Italy; and

•	Trailer-mounted light towers, power buggies and generators are manufactured in Rock Hill, South Carolina.

On January 8, 2008, we acquired Phoenix Equipment, a Waco, Texas company specializing in the refurbishment of aerial work platform equipment.

TEREX CONSTRUCTION

Our Construction segment designs, manufactures and markets two primary categories of construction equipment and their related components and replacement parts:

•	Heavy construction equipment, including off-highway trucks, scrapers, hydraulic excavators, large wheel loaders, material handlers and truck-mounted articulated hydraulic cranes; and
•	Compact construction equipment, including loader backhoes, compaction equipment, mini and midi excavators, site dumpers, skid steer loaders and wheel loaders.

Construction, logging, mining, industrial and government customers use these products in construction and infrastructure projects and in coal, minerals, sand and gravel operations. We market our Construction products principally under the Terex® brand name and the Terex® name in conjunction with the historic Fuchs brand name.

Construction has thirteen significant manufacturing operations:

Heavy Construction Equipment

•	Off-highway rigid haul trucks and articulated haul trucks and scrapers are manufactured in Motherwell, Scotland;

•	Wheel loaders are manufactured in Crailsheim, Germany;

•	Excavators, material handlers and truck-mounted articulated hydraulic cranes are manufactured in Delmenhorst, Ganderkesee and Vechta, Germany; and

•	Material handlers are manufactured in Bad Schoenborn, Germany.

Compact Construction Equipment

•	Site dumpers, compaction equipment, material handlers and loader backhoes, as well as equipment for the Terex Aerial Work Platforms segment, are manufactured in Coventry, England;

•	Small and midsized wheel loaders, mini excavators and midi excavators are manufactured in Langenburg, Gerabronn, Rothenburg, Crailsheim and Clausnitz, Germany; and

•	Loader backhoes and skid steer loaders are manufactured for the Indian market in Greater Noida, Utter Pradesh, India.

Construction’s North American distribution center is in Southaven, Mississippi and serves as a parts center for Construction and other Terex operations.

We plan to begin the manufacture of compact construction equipment in Sanhe, China by mid-2008.

We have a minority interest in Inner Mongolia North Hauler Joint Stock Company Limited (“North Hauler”), a company incorporated under the laws of China, which manufactures rigid and articulated haulers in China. Trucks manufactured by North Hauler, which is located in Baotou, Inner Mongolia, are principally used in China under the Terex® brand name. We also have a minority interest in Atlas Construction Machinery Company Ltd., a company incorporated under the laws of China, which manufactures excavators in China.

On January 14, 2008, we announced that we have reached a definitive agreement to acquire A.S.V., Inc. (“ASV”), with headquarters in Grand Rapids, Minnesota. ASV designs, manufactures and sells rubber track machines and related components, accessories, and attachments. ASV purpose-built chassis and patented rubber track undercarriage technology enable ASV products to traverse nearly any terrain with minimal damage to the ground, making them useful in markets such as construction, landscaping, forestry and agriculture. ASV’s wholly-owned subsidiary Loegering Mfg., Inc. designs, manufactures and sells traction products and attachments for the skid-steer industry. On February 26, 2008, we successfully completed our cash tender offer for ASV common stock, at which time a total of approximately 98% of the outstanding shares of ASV common stock were tendered.

TEREX CRANES

Our Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck-mounted cranes (boom trucks) and telescopic container stackers, as well as their related replacement parts and components. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities. We market our Cranes products principally under the Terex® brand name and the Terex® name in conjunction with these historic brand names: American, Bendini, Changjiang, Comedil, Demag, Franna, Peiner and PPM.

Cranes has twelve significant manufacturing operations:

•	Rough terrain cranes are manufactured in Crespellano, Italy;

•	All terrain cranes, truck cranes and telescopic container stackers are manufactured in Montceau-les-Mines, France;

•	Rough terrain cranes, truck cranes and truck-mounted cranes are manufactured in Waverly, Iowa;

•	Truck cranes are manufactured in Luzhou, China;

•	Lift and carry cranes are manufactured in Brisbane, Australia;

•	Tower cranes are manufactured in Fontanafredda and Milan, Italy;

•	Lattice boom crawler cranes and tower cranes are manufactured in Wilmington, North Carolina; and

•	Lattice boom crawler cranes, all terrain cranes and tower cranes are manufactured in Zweibruecken, Wallerscheid and Bierbach, Germany, and Pecs, Hungary.

We plan to begin the manufacture of tower crane components at our facility in Tianjin, China.

TEREX MATERIALS PROCESSING & MINING

Our Materials Processing & Mining segment designs, manufactures and markets crushing and screening equipment (including crushers, impactors, washing systems, screens, trommels and feeders), hydraulic mining excavators, highwall mining equipment, high capacity surface mining trucks, drilling equipment, related components and replacement parts, and other products. Construction, mining, quarrying and government customers use these products in construction and commodity mining. We market our Materials Processing & Mining products principally under the Terex® and Powerscreen® brand names and the Terex® name in conjunction with these historic brand names: Canica, Cedarapids, Finlay, Halco, Jaques, O&K, Pegson, Reedrill, SHM, Simplicity and Unit Rig.

Materials Processing & Mining has thirteen significant manufacturing operations:

•	Hydraulic mining excavators are manufactured in Dortmund, Germany;

•	Drilling equipment and tools are manufactured in Denison, Texas and Halifax, England;

•	High capacity surface mining trucks are manufactured, and components for other Terex businesses are fabricated, in Acuña, Mexico;

•	Highwall mining equipment is manufactured in Beckley, West Virginia;

•
Crushing and screening equipment is manufactured in Melbourne, Australia; Subang Jaya, Malaysia; Chomburi, Thailand; Durand, Michigan; Coalville, England; Omagh, Northern Ireland; and Dungannon, Northern Ireland; and

•	Crushing and screening equipment, along with asphalt pavers for the Terex Roadbuilding, Utility Products and Other segment, are manufactured in Cedar Rapids, Iowa.

We have a North American distribution center for materials processing products in Louisville, Kentucky.

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

We are in the process of developing a facility in India for the manufacture of crushing and screening equipment.

TEREX ROADBUILDING, UTILITY PRODUCTS AND OTHER

Our Roadbuilding, Utility Products and Other segment designs, manufactures and markets asphalt and concrete equipment (including pavers, transfer devices, plants, mixers, reclaimers, stabilizers, placers and cold planers), landfill compactors, and utility equipment (including digger derricks, aerial devices and cable placers), as well as related components and replacement parts. Government, utility, infrastructure and construction customers use these products to build roads and bridges, construct and maintain utility lines, trim trees, and for other commercial operations. We market our Roadbuilding, Utility Products and Other products principally under the Terex® and Bid-Well® brand names and the Terex® name in conjunction with these historic brand names: Cedarapids, Cifali and CMI.

Terex Roadbuilding, Utility Products and Other has seven significant manufacturing operations:

•	Cold planers, reclaimers/stabilizers, asphalt plants, concrete plants, concrete pavers, concrete placers and landfill compactors are manufactured in Oklahoma City, Oklahoma;

•	Asphalt pavers and transfer devices are manufactured in Cedar Rapids, Iowa;

•	Asphalt pavers and asphalt plants are manufactured in Cachoeirinha, Brazil;

•	Concrete pavers are manufactured in Canton, South Dakota and Opglabbeek, Belgium;

•	Front and rear discharge concrete mixer trucks are manufactured in Fort Wayne, Indiana; and

•	Utility aerial devices and digger derricks are manufactured in Watertown, South Dakota.

We also own much of the North American distribution channel for the utility products group. These operations distribute, install and rent our utility aerial devices and digger derricks as well as other products that service the utility industry. They also provide parts and service support for a variety of other Terex® products, including concrete mixers and aerial devices. We also operate a fleet of rental utility products in the United States and Canada. We own Duvalpilot Equipment Outfitters, LLC, a distributor of the Company’s products and other light construction equipment.

We also assist customers in their rental, leasing and acquisition of our products. We facilitate loans and leases between our customers and various financial institutions under the name Terex Financial Services (“TFS”) in the United States, Europe and elsewhere. In Europe, as discussed in Note K - “Investment in Joint Venture” in the Notes to the Consolidated Financial Statements, we have a 40% ownership interest in a joint venture, Terex Financial Services Holding B.V. (“TFSH”). A European financial institution owns the remaining 60% interest in TFSH. TFSH facilitates the financing of our products sold in certain areas of Europe. TFSH is a direct lender and makes its loans with funds obtained from equity contributions made by the European financial institution and the Company and a debt facility made available to TFSH by the European financial institution.

BUSINESS STRATEGY

At Terex, our purpose is to improve the lives of people around the world. Our mission is to delight our current and future construction, infrastructure, mining and other customers with value added offerings that exceed their current and future needs. To achieve our mission we must attract the best people by creating a Terex culture that is safe, exciting, creative, fun and embraces continuous improvement.

Our vision focuses on the Company’s core constituencies of customers, stakeholders and team members:

•	Customers: We aim to be the most customer responsive company in the industry as determined by our customers.
•	Stakeholders: We aim to be the most profitable company in the industry as measured by return on invested capital.
•	Team Members: We aim to be the best place to work in the industry as determined by our team members.

We operate our business based on a value system we call “The Terex Way” that helps define our culture. The Terex Way is based on six key values:

•	Integrity: Integrity reflects honesty, ethics, transparency and accountability. We are committed to maintaining high ethical standards in all of our business dealings.
•	Respect: Respect incorporates concern for safety, health, teamwork, diversity, inclusion and performance. We treat all our team members, customers and suppliers with respect and dignity.

•
Improvement: Improvement encompasses quality, problem-solving systems, continuous improvement culture and collaboration. We continuously search for new and better ways of doing things, focusing on the elimination of waste and continuous improvement.

•	Servant Leadership: Servant leadership requires service to others, humility, authenticity and leading by example. We work to serve the needs of our customers, investors and team members.
•	Courage: Courage entails willingness to take risks, responsibility, action and empowerment. We have the courage to make a difference even when it is difficult.
•	Citizenship: Citizenship means social responsibility and environmental stewardship. We respect all peoples’ values and cultures and are good global, national and local citizens.

Our operational principles are based on the “Terex Business System,” or “TBS.” The Terex Business System is the framework around which we are building our capabilities as a superb operating company to achieve our long-term goals. The key elements of the Terex Business System are illustrated by the following “TBS House” diagram:

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

Superb Human Resource Practices is the second step in the TBS House. Our team members are the Company’s most valuable asset. We are committed to making Terex a preferred place to work filled with energized people who share the Terex values and culture, and we aim to acquire, develop and retain diverse and agile team members.

Customer Driven Business Processes is the third step in the TBS House and deals with how we conduct our business by focusing on our customer. We endeavor to engage in only value added activities across the Company and constantly work to eliminate waste. We strive to create and improve our business processes in a way that is organized around the customer, and our process initiatives focus on four key attributes for the customer interface: continuous improvement, quality, speed and simplicity.

The foundation of the TBS House supports the four pillars of the Terex Business System:

•	Achieving Intense Customer Focus;
•	Planning Excellence and Annual Deployment;
•	Developing Operational Excellence Across the Entire Value Chain; and
•	Rapidly Delivering New Products and Services.

Achieving Intense Customer Focus represents the importance of our customer to our business success. Terex is committed to being centered on the customer, and meeting or exceeding customer needs in all aspects of our products and services. This requires an intense understanding of what our customers need and striving to satisfy them on all occasions. We aim to build relationships that our customers can depend on and make it easier for our customers to do their jobs. We understand that our success will flow from our customers’ success, and that the value of our products is defined and determined by our customers.

Planning Excellence and Annual Deployment recognizes that we must have well defined initiatives and action plans in order to achieve our objectives. This requires dedication to planning to achieve the strategic intent of our business, based on quality information about our customers, competitors, markets, economic trends and technological developments. We must deploy our assets appropriately to align our business performance with our objectives. In the spirit of continuous improvement, we are committed to reviewing our performance based on strategic metrics and improving our planning based on our conclusions.

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

Rapidly Delivering New Products and Services means acting on the voice of the customer and quickly moving to develop products and services that better meet customer preferences. It involves listening to the customer’s needs and wants, understanding them, and then focusing design and production efforts around these core factors. This requires innovation and efficiency, and a commitment beyond providing products to also providing the services that our customers require.

With our purpose, mission and vision in mind, using the TBS House as a framework, and operating based on the values of The Terex Way, we have launched numerous strategic initiatives to move us forward. Some of the initiatives on which we will focus in the coming year include:

Diversity and Inclusion. We are committed to having a diverse and inclusive work force that will give us the ability to consistently achieve our business results in culturally conscious, ethical and appropriate ways. Diversity and inclusion allows us to respond to rapidly changing global demographics and a global market for talent, and aids us in opening new markets, innovating, problem solving, productivity and recognizing opportunities.

Strategic Sourcing. We seek to develop and implement best in class capability in supply chain management, logistics and global purchasing. We are focusing on gaining efficiencies with suppliers based on our global purchasing power and resources, which would result in material savings across the entire Terex organization. We seek to develop a world-class global supply base, with better delivery, improved quality and net cost savings for Terex. We have identified our key areas of focus as steel and fabrications, mechanical components, electrical components, hydraulic components, castings, and power systems.

Customer Satisfaction. We are beginning to implement a customer satisfaction research process to understand our level of current customer satisfaction using the net promoter score approach across all our businesses. We will identify areas for improvement across our businesses and geographies to continue our journey of continuous improvement in delighting our customers.

TBS Assessment and Education. We intend to introduce an operational diagnostic tool to measure and assess how well we are implementing our TBS lean manufacturing road map, with an aim of creating a mature enterprise-wide operating system at Terex. We aim to establish and nurture a problem solving culture within Terex, focused on development of leaders who promote learning, business process thinking by all team members and a continuous improvement mindset.

New Product Identification and Development Process. We are focused on introducing an improved common new product process across all of our businesses. We want to implement a new product and process development method to identify and develop the right products and launch them successfully in order to retain existing and attract new customers. This will start with the voice of the customer and incorporate management engagement at all phases of the new product development process.

Terex Management System. To facilitate our transition to being a unified operating company, we are in the early stages of a multi-year implementation of a worldwide enterprise resource-planning system. Our operations will implement this system in a staged process, concentrating on a few operations initially, and incorporating every location eventually. We expect this system to further our objectives of integrating the Company, improving reporting for decision support, reducing complexity and improving accuracy, improving the customer experience and realizing supply chain economies through the greater visibility into our business that this system will provide.

Aftermarket Service and Logistics. We have listened as our customers have told us that they want improved aftermarket service and support from Terex. Given the importance of aftermarket care to our customers, we are engaged in an assessment of opportunity areas to improve our provision of aftermarket support, including service engineering, competitive benchmarking and parts ordering, pricing and logistics.

Developing Markets. We are focused on expanding the geographic reach of our products, emphasizing developing areas such as China, Russia, India, the Middle East and Latin America. We plan to increase our sales and manufacturing operations in these regions to meet the growing demands of these markets and to utilize the resources of these regions to supply cost effective products to our customers around the globe. We believe that these initiatives help to offset the effect of potential cyclical changes in any one product category or geographic market. These initiatives have also expanded our product lines and geographic reach, added new technology and improved our distribution network.

As a result, we have developed a geographically diverse revenue base with approximately 38% of our revenues derived from the Americas, 48% from Europe, Africa and the Middle East and 14% from Asia and Australia. Our long-term goal is a revenue base of 1/3 of revenue from the Americas, 1/3 from Europe, Africa and the Middle East and 1/3 from Asia and Australia.

Our revenue base is also diverse by product category. The following table lists our main product categories and their percentage of our total sales.

	PERCENTAGE OF SALES
PRODUCT CATEGORY	2007	2006	2005
Aerial Work Platforms	21%	21%	18%
Mobile Telescopic & Truck Cranes	17	16	14
Heavy Construction Equipment	12	11	16
Mining & Drilling Equipment	12	9	8
Materials Processing Equipment	11	10	12
Lattice Boom Crawler & Tower Cranes and Telescopic Container Stackers	9	8	8
Compact Construction Equipment	6	8	6
Telehandlers, Construction Trailers & Light Construction Equipment	4	7	6
Roadbuilding Equipment	3	5	6
Utility Equipment	2	4	4
Other	3	1	2
TOTAL	100%	100%	100%

PRODUCTS

TEREX AERIAL WORK PLATFORMS

AERIAL WORK PLATFORMS. Aerial work platform equipment positions workers and materials easily and quickly to elevated work areas. These products have developed as alternatives to scaffolding and ladders. We offer a variety of aerial lifts that are categorized into six product families: material lifts; portable aerial work platforms; trailer-mounted articulating booms; self-propelled articulating booms; self-propelled telescopic booms; and scissor lifts.

•	Material lifts are used primarily indoors in the construction, industrial, theatrical and homeowner markets.
•	Portable aerial work platforms are used primarily indoors in a variety of markets to perform overhead maintenance.
•	Trailer-mounted articulating booms are used both indoors and outdoors, provide versatile reach, and have the ability to be towed between job sites.
•
Self-propelled articulating booms are primarily used in construction and industrial applications, both indoors and out. They feature lifting versatility with up, out and over position capabilities to access difficult to reach overhead areas.

•	Self-propelled telescopic booms are used outdoors in commercial and industrial construction as well as highway and bridge maintenance projects.
•	Scissor lifts are used in outdoor and indoor applications in a variety of construction, industrial and commercial settings.

CONSTRUCTION TRAILERS. Construction trailers are used in the construction and rental industries to haul materials and equipment. We also produce trailers used by the United States military for critical hauling applications. Bottom dump material trailers are used to transport raw aggregates, crushed aggregates and finished hot mix asphalt paving material. Lowbed trailers are used primarily to transport construction equipment.

TELEHANDLERS. Telehandlers are used to move and place materials on residential and commercial job sites and are used in the landscaping, recycling and agricultural industries.

POWER EQUIPMENT. We produce equipment for delivering power, including trailer-mounted light towers, power buggies and generators.

•	Trailer-mounted light towers are used primarily to light work areas for night construction activity.
•	Power buggies are used primarily to transport concrete from the mixer to the pouring site.
•	Generators are used to provide electric power on construction sites and other remote locations.

TEREX CONSTRUCTION

HEAVY CONSTRUCTION EQUIPMENT. We manufacture and/or market off-highway trucks, scrapers, excavators, wheel loaders, material handlers and truck-mounted articulated hydraulic cranes.

•
Articulated off-highway trucks are three-axle, six-wheel drive machines with an articulating connection between the cab and body that allows the cab and body to move independently, enabling all six tires to maintain ground contact for traction on rough terrain.

•
Rigid off-highway trucks are two-axle machines, which generally have larger capacities than articulated off-highway trucks, but can operate only on improved or graded surfaces, and are used in large construction or infrastructure projects, aggregates and smaller surface mines.

•	Scrapers move dirt by elevating it from the ground to a bowl located between the two axles of the machine. Scrapers are used most often in relatively dry, flat terrains.
•	Excavators are used for a wide variety of construction applications, including non-residential construction (such as commercial sites and road construction) and residential construction.
•
Wheel loaders are used for loading and unloading materials. Applications include mining and quarrying, non-residential construction, airport and industrial snow removal, waste management and general construction.

•	Material handlers are designed for handling logs, scrap and other bulky materials with clamshell, magnet or grapple attachments.
•
Truck-mounted articulated hydraulic cranes are available in two product categories. The “knuckle boom” crane can be mounted on either the front or the rear of commercial trucks and is folded within the width of the truck while in transport. The “V-boom” crane is also mounted on the front or the rear of the truck and spans the length of the truck while folded.

COMPACT CONSTRUCTION EQUIPMENT. We manufacture a wide variety of compact construction equipment used primarily in the construction and rental industries. Products include loader backhoes, compaction equipment, excavators, site dumpers, skid steer loaders and wheel loaders.

•	Loader backhoes incorporate a front-end loader and rear excavator arm. They are used for loading, excavating and lifting in many construction and agricultural related applications.
•	Our compaction equipment ranges from small portable plates to heavy duty ride-on rollers.
•	Excavators in the compact equipment category include mini and midi excavators used in the general construction, landscaping and rental businesses.
•	Site dumpers are used to move smaller quantities of materials from one location to another, and are primarily used for construction applications.
•	Skid steer loaders and wheel loaders are used for loading and unloading materials in construction, industrial, rental and landscaping businesses.

TEREX CRANES

We offer a wide variety of cranes, including mobile telescopic cranes, tower cranes, lattice boom crawler cranes, boom trucks and telescopic container stackers.

MOBILE TELESCOPIC CRANES. Mobile telescopic cranes are used primarily for industrial applications, in commercial and public works construction and in maintenance applications, to lift equipment or material. We offer a complete line of mobile telescopic cranes, including rough terrain cranes, truck cranes, all terrain cranes, and lift and carry cranes.

•
Rough terrain cranes move materials and equipment on rough or uneven terrain, and are often located on a single construction or work site such as a building site, a highway or a utility project for long periods. Rough terrain cranes cannot be driven on highways and accordingly must be transported by truck to the work site.

•	Truck cranes have two cabs and can travel rapidly from job site to job site at highway speeds. Truck cranes are often used for multiple local jobs, primarily in urban or suburban areas.
•	All terrain cranes were developed in Europe as a cross between rough terrain and truck cranes, and are designed to travel across both rough terrain and highways.
•
Lift and carry cranes are designed primarily for site work, such as at mine sites, big fabrication yards and building and construction sites, and combine high road speed and all terrain capability without the need for outriggers.

TOWER CRANES. Tower cranes are often used in urban areas where space is constrained and in long-term or very high building sites. Tower cranes lift construction material and place the material at the point where it is being used. We produce the following types of tower cranes:

•
Self-erecting tower cranes are trailer-mounted and unfold from four sections (two for the tower and two for the jib); certain larger models have a telescopic tower and folding jib. These cranes can be assembled on site in a few hours. Applications include residential and small commercial construction.

•
Hammerhead tower cranes have a tower and a horizontal jib assembled from sections. The tower extends above the jib to which suspension cables supporting the jib are attached. These cranes are assembled on-site in one to three days depending on height, and can increase in height with the project.

•
Flat top tower cranes have a tower and a horizontal jib assembled from sections. There is no A-frame above the jib, which is self-supporting and consists of reinforced jib sections. These cranes are assembled on site in one to two days, and can increase in height with the project.

•
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

TRUCK-MOUNTED CRANES (BOOM TRUCKS). We manufacture telescopic boom cranes for mounting on commercial truck chassis. Truck-mounted cranes are used primarily in the construction industry to lift equipment or materials to various heights. Boom trucks are generally lighter and have less lifting capacity than truck cranes, and are used for many of the same applications when lower lifting capabilities are sufficient. An advantage of a boom truck is that the equipment or material to be lifted by the crane can be transported by the truck, which can travel at highway speeds. Applications include the installation of commercial air conditioners and other roof equipment.

TELESCOPIC CONTAINER STACKERS. Telescopic container stackers are used to pick up and stack containers at dock and terminal facilities. At the end of a telescopic container stacker’s boom is a spreader which enables it to attach to containers of varying lengths and weights and to rotate the container.

TEREX MATERIALS PROCESSING & MINING

MINING EQUIPMENT. We offer high capacity surface mining trucks, hydraulic mining excavators and highwall mining equipment used in the surface mining industry.

•
High capacity surface mining trucks are off-road dump trucks. They are powered by a diesel engine driving an electric alternator that provides power to individual electric motors in each of the rear wheels. Our product line consists of a series of rear dump trucks.

•
Hydraulic mining excavators in shovel or backhoe versions are primarily used to dig overburden and minerals and load them into trucks. These excavators are utilized in surface mines, quarries and large construction sites around the world.

•	Highwall mining equipment is a self-contained surface mining system used to mine highwall coal seams at predetermined depths.

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

MATERIALS PROCESSING EQUIPMENT. Materials processing equipment is used in processing aggregate materials for roadbuilding applications and is also used in the quarrying, demolition and recycling industries. Our materials processing equipment includes crushers, screens, trommels and feeders.

We manufacture a range of track-mounted jaw, impactor and cone crushers as well as base crushers for integration within static plants. Our crushing equipment also includes horizontal and vertical shaft impactors.

•	Jaw crushers are used for crushing larger rock, primarily at the quarry face or on recycling duties. Applications include hard rock, sand and gravel and recycled materials.
•
Impactor crushers are used in quarries for primary and secondary applications as well as in recycling. Generally, they are better suited for larger reduction on materials with low to medium abrasiveness.

•	Cone crushers are used in secondary and tertiary applications to reduce a number of materials, including quarry rock and riverbed gravel.
•
Horizontal shaft impactors are primary and secondary crushers, which utilize rotor impact bars and breaker plates to achieve high production tonnages and improved aggregate particle shape. They are typically applied to reduce soft to medium hard materials, as well as recycled materials.

•
Vertical shaft impactors are secondary and tertiary crushers that reduce material utilizing various rotor configurations and are highly adaptable to any application. Vertical shaft impactors can be customized to material conditions and desired product size/shape.

Our screening equipment includes:

•
Heavy duty inclined screens and feeders are used in high tonnage applications. These units are typically custom designed to meet the needs of each customer. Although primarily found in stationary installations, we supply a variety of screens and feeders for use on heavy-duty portable crushing and screening spreads.

•
Inclined screens are used in all phases of plant design from handling quarried material to fine screening. Capable of handling much larger capacity than a flat screen, inclined screens are most commonly found in large stationary installations where maximum output is required.

•	Dry screening is used to process materials such as sand, gravel, quarry rock, coal, construction and demolition waste, soil, compost and wood chips.

•
Washing screens are used to separate, wash, scrub, dewater and stockpile sand and gravel. Our products include a completely mobile single chassis washing plant incorporating separation, washing, dewatering and stockpiling, mobile and stationary screening rinsers, bucket-wheel dewaterers, scrubbing devices for aggregate, a mobile cyclone for maximum retention of sand particles, silt extraction systems, stockpiling conveyors and a sand screw system as an alternative to bucket-wheel dewaterers.

•
Horizontal screens combine high efficiency with the capacity, bearing life and low maintenance of an inclined screen. They are adaptable for heavy scalping, standard duty and fine screening applications.

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

ROADBUILDING EQUIPMENT. We manufacture asphalt pavers, transfer devices, asphalt plants, concrete production plants, concrete mixers, concrete pavers, concrete placers, cold planers, reclaimers/stabilizers and landfill compactors.

•
Asphalt pavers are available in a variety of sizes and designs. Smaller units are used for commercial work such as parking lots, development streets and construction overlay projects. Mid-sized pavers are used for mainline and commercial projects. High production pavers are engineered and built for heavy-duty, mainline paving.

•	Asphalt transfer devices are available in both self-propelled and paver pushed designs and are intended to reduce segregation in the paver to create a smoother roadway.
•	Asphalt plants are used to produce hot mix asphalt and are available in portable, relocatable and stationary configurations.
•
Concrete production plants are used in residential, commercial, highway, airport and other markets. Our products include a full range of portable and stationary transit mix and central mix production facilities.

•
Concrete mixers are machines with a large revolving drum in which cement is mixed with other materials to make concrete. We offer models mounted on trucks with three, four, five, six or seven axles and other front and rear discharge models.

•	Our concrete pavers are used to place and finish concrete streets, highways and airport surfaces.
•	Concrete placers transfer materials from trucks in preparation for paving.
•	Cold planers mill and reclaim deteriorated asphalt pavement, leaving a level, textured surface upon which new paving material is placed.
•
Our reclaimers/stabilizers are used to add load-bearing strength to the base structures of new highways and new building sites. They are also used for in-place reclaiming of deteriorated asphalt pavement.

•	We produce landfill compactors used to compact refuse at landfill sites.

UTILITY EQUIPMENT. Our utility products include digger derricks, aerial devices and cable placers. These products are used by electric utilities, tree care companies, telecommunications companies and the electric construction industry, as well as by government organizations.

•	Digger derricks are used to dig holes and set utility poles.
•
Aerial devices are used to elevate workers and material to work areas at the top of utility poles, transmission lines and for trimming trees away from electrical lines, as well as for miscellaneous purposes such as sign maintenance.

•	Cable placers are used to install fiber optic, copper and strand telephone and cable lines.

BACKLOG

Our backlog as of December 31, 2007 and 2006 was as follows:

	December 31,
	2007	2006
	(in millions)
Terex Aerial Work Platforms	$652.4	$653.8
Terex Construction	682.2	322.7
Terex Cranes	2,005.5	1,132.3
Terex Materials Processing & Mining	692.9	396.9
Terex Roadbuilding, Utility Products and Other (1)	147.9	219.4
Total	$4,180.9	$2,725.1

(1)
Backlog for our government programs business of $52.8 million at December 31, 2007, was allocated to the respective segments that produce the products being sold. Roadbuilding, Utility Products and Other backlog at December 31, 2006, included $38.4 million for our government programs business.

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

Our Aerial Work Platforms segment backlog decreased $1.4 million to $652.4 million at December 31, 2007 from $653.8 million at December 31, 2006, as  strong demand in Europe and developing markets offset moderating demand in North America.

Our Construction segment backlog at December 31, 2007 increased $359.5 million to $682.2 million, as compared to $322.7 million at December 31, 2006.  This increase in backlog reflects strong demand in Europe for all of our construction products combined with production challenges in our ability to deliver products to our customers arising from continued supplier constraints for select components.

The backlog at our Cranes segment increased $873.2 million to $2,005.5 million at December 31, 2007 from $1,132.3 million at December 31, 2006.  Strong global demand for cranes, particularly rough-terrain and crawler cranes, exceeded our production capacity and that of our suppliers.

Our Materials Processing & Mining segment backlog at December 31, 2007 increased $296.0 million to $692.9 million compared to $396.9 million at December 31, 2006.  Demand is strong for both materials processing equipment and mining equipment.  Non-residential construction, infrastructure and recycling needs are driving demand for portable crushing and screening equipment and strong global commodity demand is driving sales of mining equipment.

The backlog at our Roadbuilding, Utility Products and Other segment decreased $71.5 million to $147.9 million at December 31, 2007 from $219.4 million at December 31, 2006.  Backlog at December 31, 2007 was consistent with backlog levels throughout the year.  By comparison, backlog was elevated at December 31, 2006 as our utility and concrete mixer truck customers increased purchasing ahead of the tighter Tier III U.S. Environmental Protection Agency engine requirements that took effect in 2007.

DISTRIBUTION

We distribute our products through a global network of dealers, rental companies, major accounts and direct sales to customers.

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

Our power equipment products are distributed through a global network of dealers, rental companies and strategic accounts. We employ sales representatives who service these dealers throughout the world.

TEREX CONSTRUCTION

We distribute heavy construction equipment (trucks and scrapers) and replacement parts manufactured in the United Kingdom primarily through worldwide dealership networks. Our truck dealers are independent businesses, which generally serve the construction, mining, timber and/or scrap industries. Although these dealers may carry products from a variety of manufacturers, they generally carry only one manufacturer’s “brand” of each particular type of product. Excavators manufactured in Germany and China are sold through a network of independent dealers and distributors. Wheel loaders manufactured in Germany are sold through a network of independent dealers and distributors. Excavators and wheel loaders manufactured for us in South Korea are only sold in North America through our existing heavy construction equipment dealer network. Material handling machines manufactured in Germany are sold worldwide through a network of independent dealers and distributors.

We distribute compact construction equipment primarily through a network of independent dealers and distributors throughout the world. Although some dealers represent only one of our product lines, we have recently focused on developing the dealer network to represent our broader range of compact equipment.

We distribute loader backhoes and skid steer loaders manufactured in India through a network of approximately forty dealers located in India, Nepal and neighboring countries.

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

TEREX MATERIALS PROCESSING & MINING

We distribute surface mining products and services through a global network of wholly owned subsidiaries, regional sales and support offices, joint venture partners and through independent dealership networks. In addition, our excavators may be sold and serviced through authorized Caterpillar dealers.

Crushing and screening equipment is distributed principally through a worldwide network of independent distributors and dealers.

TEREX ROADBUILDING, UTILITY PRODUCTS AND OTHER

We sell asphalt pavers, transfer devices, reclaimers, stabilizers, cold planers, concrete pavers, concrete placers, concrete plants and landfill compactors to end user customers principally through independent dealers and distributors and, to a lesser extent, on a direct basis in areas where distributors are not established. We sell asphalt plants and concrete roller pavers primarily direct to end user customers.

We sell concrete mixers primarily direct to customers, but concrete mixers are also available through distributors in certain regions of the United States.

We sell utility equipment to the utility and municipal markets through a network of both company-owned and independent distributors in North America.

RESEARCH AND DEVELOPMENT

We maintain engineering staff at most of our locations. Our engineers design new products and improvements in existing product lines. Our engineering expenses are primarily incurred in connection with the improvements of existing products, efforts to reduce costs of existing products and, in certain cases, the development of products, which may have additional applications or represent extensions of our existing product line.

We are adjusting our engineering initiatives commensurate with the business priorities of expanding into global markets, product standardization, component rationalization and strategic alignment with global suppliers. Product change driven by regulations requiring Tier 4 emission compliant engines in most of our machinery starting in 2010 is also part of our engineering priorities. We have targeted greater effectiveness and efficiency in our engineering spend by leveraging more readily available engineering resources in lower cost countries.

Our costs incurred in the development of new products, cost reductions, or improvements to existing products of continuing operations amounted to $69.5 million, $52.6 million and $46.8 million in 2007, 2006 and 2005, respectively. The increase from 2006 to 2007 was mainly due to new product development and quality control of our sourced materials in our Cranes and Materials Processing & Mining segments. The increase from 2005 to 2006 was mainly due to new product development and improvements on our existing products in our Aerial Work Platforms, Construction and Cranes segments.

MATERIALS

Principal materials we use in our various manufacturing processes include steel, castings, engines, tires, hydraulic cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Our performance may be impacted by extreme movements in material costs and from availability of these materials. As our manufacturing volume has increased, our need for these commodities and manufactured items also has increased, which in turn has created pressure on our existing supplier base to deliver us materials on a timely basis and in sufficient amounts when requested. This supply constraint has been exacerbated by higher global demand for the same materials caused by recovering end-markets in some of our product areas and by higher consumption from developing economies such as China. The inability of suppliers to deliver materials promptly has resulted, and could result, in production delays and increased costs to manufacture our products. Some of the necessary components for which we have experienced supply constraints over the recent past include large off-highway tires, steel and steel products, bearings, gear boxes, hydraulic components and various fabricated weldments. Furthermore, as demand for these materials has increased, we have experienced increased costs to obtain these components.

In the absence of labor strikes or other unusual circumstances, substantially all materials are normally available from multiple suppliers. Current and potential suppliers are evaluated on a regular basis on their ability to meet our requirements and standards. We actively manage our material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability. To deal with some of the recent supply constraints we have experienced, for example, we designed and implemented plans to mitigate their impact by using alternate suppliers, leveraging our overall purchasing volumes to obtain favorable quantities and costs, and increasing the price of our products. We are also in the process of forming sourcing teams in India and China to support our cost reduction objectives. We continue to search for acceptable alternative supply sources and less expensive supply options on a regular basis. One key Terex Business System initiative has been developing and implementing world-class capability in supply chain management, logistics and global purchasing. We are focusing on gaining efficiencies with suppliers based on our global purchasing power and resources.

COMPETITION

We face a competitive global manufacturing market for all of our products. We compete with other manufacturers based on many factors, particularly price, performance and product reliability. We generally operate under a best value strategy, where we attempt to offer our customers products that are designed to improve the customer’s return on invested capital. However, in some instances, customers may prefer the pricing, performance or reliability aspects of a competitor’s product despite our product pricing or performance. We do not have a single competitor across all business segments. The following table shows the primary competitors for our products in the following categories:

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS
Terex Aerial Work Platforms	Boom Lifts	Oshkosh (JLG), Haulotte, Skyjack, Snorkel and Upright

	Scissor Lifts	Oshkosh (JLG), Skyjack, Haulotte, Snorkel and Upright

	Construction Trailers	Trail King, Talbert, Fontaine, Rogers, Etnyre, Ranco, Clement, CPS, as well as regional suppliers

	Telehandlers	Oshkosh (JLG with Skytrak, Caterpillar, Gradall and Lull brands), Gehl, JCB, CNH, Merlo and Manitou

	Trailer-mounted Light Towers	Allmand Bros., Magnum and Doosan (Ingersoll-Rand)

	Power Buggies	Multiquip and Stone

	Generators	Doosan (Ingersoll-Rand), Multiquip, Magnum, Wacker and Caterpillar

Terex Construction	Articulated Off-highway Trucks & Rigid Off-highway Trucks	Volvo, Caterpillar, Moxy, John Deere, Bell and Komatsu

	Scrapers	Caterpillar

	Excavators	Caterpillar, Komatsu, Volvo, John Deere, Hitachi, CNH, Sumitomo (Link-Belt), Doosan, Hyundai and Liebherr

	Truck-mounted Articulated Hydraulic Cranes	Palfinger, HIAB, HMF, Effer and Fassi

	Material Handlers	Liebherr, Sennebogen and Caterpillar

	Wheel Loaders	Caterpillar, Volvo, Kubota, Kawasaki, John Deere, Komatsu, Hitachi, CNH, Liebherr and Doosan

	Loader Backhoes	Caterpillar, CNH (Case and New Holland brands), JCB, Komatsu, Volvo and John Deere

	Compaction Equipment	Doosan (Ingersoll-Rand), Caterpillar, Bomag, Amman, Dynapac and Hamm

	Mini Excavators	Doosan (Bobcat), Yanmar, Volvo, Takeuchi, IHI, CNH, Caterpillar, John Deere, Neuson and Kubota

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS
	Midi Excavators	Komatsu, Hitachi, Volvo and Yanmar

	Site Dumpers	Thwaites and AUSA

	Skid Steer Loaders	Doosan (Bobcat), CNH and JCB

Terex Cranes	Mobile Telescopic Cranes	Liebherr, Manitowoc (Grove), Tadano-Faun, Sumitomo (Link-Belt) and Kato

	Tower Cranes	Liebherr, Manitowoc (Potain) and MAN Wolff

	Lattice Boom Crawler Cranes	Manitowoc, Sumitomo (Link-Belt), Liebherr, Hitachi and Kobelco

	Boom Trucks	Manitowoc (National Crane), Palfinger, Hiab, Altec, Fassi and PM

	Telescopic Container Stackers	Kalmar, SMV, CVS Ferrari, Fantuzzi, Liebherr and Linde

Terex Materials Processing	Hydraulic Mining Excavators	Hitachi, Komatsu and Liebherr
& Mining
	High Capacity Surface Mining Trucks	Caterpillar, Komatsu, Liebherr and Euclid/Hitachi

	Highwall Mining Equipment	Addcar and American Highwall

	Drilling Equipment	Sandvik, Atlas Copco, Furukawa and Altec

	Materials Processing Equipment	Metso, Astec Industries, Sandvik, Komatsu, Deister Machine and McCloskey Brothers

Terex Roadbuilding, Utility Products & Other	Asphalt Pavers and Transfer Devices	Volvo (Blaw-Knox), Fayat (Bomag), Caterpillar, Wirtgen (Ciber), Atlas Copco (Dynapac), Astec (Roadtec) and Wirtgen (Vogele)

	Asphalt Plants	Astec Industries, Gencor Corporation, All-Mix, Dillman Equipment, Ciber and ADM

	Cold Planers	Fayat (Bomag), Caterpillar, Atlas Copco (Dynapac), Wirtgen and Astec (Roadtec)

	Reclaimers/Stabilizers	Caterpillar, Wirtgen and Fayat (Bomag),

	Concrete Production Plants	Con-E-Co, Erie Strayer, Helco, Hagen and Stephens

	Concrete Pavers	Gomaco, Wirtgen, Power Curbers and Guntert & Zimmerman

	Concrete Placers	Gomaco, Wirtgen and Guntert & Zimmerman

	Concrete Mixers	McNeilus, Oshkosh, London and Continental Manufacturing

	Landfill Compactors	Al-Jon, Fayat (Bomag) and Caterpillar

	Utility Equipment	Altec and Time Manufacturing

MAJOR CUSTOMERS

None of our customers accounted for more than 10% of our consolidated sales in 2007. We are not dependent upon any single customer.

EMPLOYEES

As of December 31, 2007, we had approximately 21,000 employees. We generally consider our relations with our employees to be good. Approximately 30% of our employees are represented by labor unions, or similar employee organizations outside the United States, which have entered into various separate collective agreements with us.

PATENTS, LICENSES AND TRADEMARKS

We use proprietary materials such as patents, trademarks, trade secrets and trade names in our operations and take actions to protect these rights.

We use several significant trademarks and trade names, most notably the Terex®, Bid-Well®, Genie® and Powerscreen® trademarks. The P&H trademark is a registered trademark of Joy Global Inc. that a subsidiary of the Company has the right to use for certain products until 2011 pursuant to a license agreement. We also have the right to use the O&K and Orenstein & Koppel names (which are registered trademarks of O&K Orenstein & Koppel AG) for most applications in the mining business for an unlimited period. The other trademarks and trade names of the Company referred to in this Annual Report include registered trademarks of Terex Corporation or its subsidiaries.

We have many patents that we use in connection with our operations, and most of our products contain some proprietary components. Many of these patents and related proprietary technology are important to the production of particular products; however, overall, our patents, individually and taken together, are not material to our business or our financial results, nor does our proprietary technology provide us with a competitive advantage over our competitors.

We protect our proprietary rights through registration, agreements and litigation to the extent we deem appropriate. We own and maintain trademark registrations and patents in countries where we conduct business, and monitor the status of our trademark registrations and patents to maintain them in force and renew them as required. The duration of these registrations is the maximum permitted under the law and varies based upon the relevant statutes in the applicable jurisdiction. We also take further actions to protect our proprietary rights when circumstances warrant, including the initiation of legal proceedings if necessary.

Currently, we are engaged in various legal proceedings with respect to intellectual property rights, both as a plaintiff and as a defendant. While the final outcome of these matters cannot be predicted with certainty, we believe the outcome of such matters will not have a material adverse effect, individually or in the aggregate, on our business or operating performance.

SAFETY AND ENVIRONMENTAL CONSIDERATIONS

As part of The Terex Way, we are committed to provide a safe and healthy environment for our team members, and strive to provide quality products that are safe to use and operate in an environmentally conscious and respectful manner.

All of our employees are required to obey all applicable national, local or other health, safety and environmental laws and regulations and must observe the proper safety rules and environmental practices in work situations. We are committed to complying with these standards and monitoring our workplaces to determine if equipment, machinery and facilities meet specified safety standards. We are dedicated to seeing that safety and health hazards are adequately addressed through appropriate work practices, training and procedures.

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

Compliance with laws and regulations regarding safety and the environment has required, and will continue to require, us to make expenditures. We do not expect that these expenditures will have a material adverse effect on our business or profitability.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, GEOGRAPHIC AREAS AND EXPORT SALES

Information regarding foreign and domestic operations, export sales and segment information is included in Note B - “Business Segment Information” in the Notes to the Consolidated Financial Statements.

SEASONAL FACTORS

Over the past several years our business has become less seasonal. As we have grown, diversified our product offerings and expanded the geographic reach of our products, our sales have become less dependent on construction products and sales in the United States and Europe. In addition, high levels of backlog in a number of our segments have led to longer wait times and deliveries being accepted regardless of the season. As a result, we expect first and second half sales to be relatively equal in 2008. For more detail on seasonal factors, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

AVAILABLE INFORMATION

We maintain a website at www.terex.com. We make available on our website under “About Terex” - “Investor Relations” - “SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission (“SEC”). In addition, we make available on our website under “About Terex”-“Investor Relations” - “Corporate Governance,” free of charge, our Audit Committee Charter, Compensation Committee Charter, Governance and Nominating Committee Charter, Corporate Governance Guidelines and Code of Ethics and Conduct. In addition, the foregoing information is available in print, without charge, to any stockholder who requests these materials from us.

NYSE AND SEC CERTIFICATIONS

Our Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) in 2007 that he was not aware of any violation by the Company of NYSE corporate governance listing standards. Furthermore, our Chief Executive Officer and Chief Financial Officer filed with the SEC, as an exhibit to this Annual Report on Form 10-K, the certification required under Section 302 of the Sarbanes Oxley Act. In addition, our Chief Executive Officer and Chief Financial Officer filed with the SEC, as an exhibit to our 2006 Annual Report on Form 10-K, the certification required under Section 302 of the Sarbanes Oxley Act.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks, together with the cautionary statement under the caption “Forward-Looking Information” above and the other information included in this report. The risks described below are not the only ones we face. Additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition or results of operations. If any of the following risks actually occurs, our business, financial condition or results of operation could be adversely affected.

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

We are exposed to interest rate volatility with regard to existing variable rate debt and future issuances of fixed rate debt. Primary exposure includes movements in the U.S. prime rate and the London Interbank Offer Rate (“LIBOR”). We use interest rate swaps to help manage our interest rate risk.

If interest rates rise, it becomes more costly for our customers to borrow money to pay for the equipment they buy from us. Should interest rates in our key markets rise, prospects for business investment and manufacturing could deteriorate sufficiently to impact sales.

Our business is sensitive to government spending.

Many of our customers depend substantially on government funding of highway construction, maintenance and other infrastructure projects. In addition, we sell products to governments and government agencies in the U.S. and other nations. Any decrease or delay in government funding of highway construction and maintenance, other infrastructure projects and overall government spending could cause our revenues and profits to decrease.

We operate in a highly competitive industry.

Our industry is highly competitive. To compete successfully, our products must excel in terms of quality, price, features, ease of use, safety and comfort, and we must also provide excellent customer service. The greater financial resources of certain of our competitors may put us at a competitive disadvantage. If competition in our industry intensifies or if our current competitors enhance their products or lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products. This may reduce revenue from our products and services, lower our gross margins or cause us to lose market share.

A material disruption to one of our significant manufacturing plants could adversely affect our ability to generate revenue.

We produce most of our machines and aftermarket parts for each product type at one manufacturing facility. If operations at a significant facility were to be disrupted as a result of equipment failures, natural disasters, work stoppages, power outages or other reasons, our business, financial conditions and results of operations could be adversely affected. Interruptions in production could increase costs and delay delivery of units in production. Production capacity limits could cause us to reduce or delay sales efforts until production capacity is available.

We rely on key management.

We rely on the management and leadership skills of Ronald M. DeFeo, our Chairman of the Board and Chief Executive Officer. Mr. DeFeo has been with us since 1992, serving as Chief Executive Officer since 1995 and Chairman since 1998, guiding the transformation of Terex during that time. We have an employment agreement with Mr. DeFeo, which expires on December 31, 2012. The loss of his services could have a significant, negative impact on our business. In addition, we rely on the management and leadership skills of our other senior executives who are not bound by employment agreements. We could be harmed by the loss of any of these senior executives or other key personnel in the future.

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

We, directly and through joint ventures, provide financing for some of our customers, primarily in Europe and the United States, to purchase our equipment. For the most part, this financing represents sales type leases and operating leases. It has been our policy to provide such financing to our customers in situations where we anticipate that we will be able to sell the financing obligations to a third party financial institution within a short period. However, until such financing obligations are sold to a third party or if we are unable to sell such obligations to a third party, we retain the risks resulting from such customer financing. Our results could be adversely affected if such customers default on their contractual obligations to us. Our results also could be adversely affected if the residual values of such leased equipment declines below its original estimated values and we subsequently sell such equipment at a loss.

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

We obtain materials and manufactured components from third-party suppliers. Delays in our suppliers’ abilities to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, labor disputes, impaired supplier financial condition, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition.

Recently, market prices of some of our key materials have increased significantly as a result of higher global demand for these materials caused by recovering end-markets in some of our product areas and by higher consumption from developing economies such as China. While we have been able to pass a portion of such increased costs to our customers by way of surcharges and price increases, there is no assurance that increasing costs can continue to be addressed by increases in pricing. Continued increases in material prices could negatively impact our gross margins and financial results.

In addition, we purchase material and services from our suppliers on terms extended based on our overall credit rating. Deterioration in our credit rating may impact suppliers’ willingness to extend terms and in turn increase the cash requirements of our business.

We have debt outstanding and must comply with restrictive covenants in our debt agreements.

Our existing debt agreements contain a number of significant covenants, which limit our ability to, among other things, borrow additional money, make capital expenditures, pay dividends, dispose of assets and acquire new businesses. These covenants also require us to meet certain financial tests, specifically a consolidated leverage ratio test and a consolidated fixed charge coverage ratio test, as such tests are defined in our debt agreements. While we are currently in compliance with both of the foregoing tests, increases in our debt or decreases in our earnings could cause us to be in default of these financial covenants. If we are unable to comply with these covenants, there would be a default under these debt agreements. In addition, changes in economic or business conditions, results of operations or other factors could cause us to default under our debt agreements. A default, if not waived by our lenders, could result in acceleration of our debt and possibly bankruptcy.

We are subject to currency fluctuations.

Our products are sold in over 100 countries around the world. Our revenues are generated in U.S. dollars and foreign currencies, including the Euro and British Pound Sterling, while costs incurred to generate our revenues are only partly incurred in the same currencies. Since our financial statements are denominated in U.S. Dollars, changes in currency exchange rates between the U.S. Dollar and other currencies, such as the recent decline of the U.S. Dollar relative to the Euro and British Pound Sterling, have had, and will continue to have, an impact on our earnings. To reduce this currency exchange risk, we may buy protecting or offsetting positions (known as “hedges”) in certain currencies to reduce the risk of an adverse currency exchange movement. We have not engaged in any speculative or profit motivated hedging activities. Although we partially hedge our revenues and costs, currency fluctuations may impact our financial performance in the future.

We are exposed to political, economic and other risks that arise from operating a multinational business.

Our international operations are subject to a number of potential risks. Such risks principally include:

•	trade protection measures and currency exchange controls;
•	labor unrest;
•	regional economic uncertainty;
•	political instability;
•	terrorist activities and the U.S. and international response thereto;

•	restrictions on the transfer of funds into or out of a country;
•	export duties and quotas;
•	domestic and foreign customs and tariffs;
•	current and changing regulatory environments;
•	difficulty in obtaining distribution support; and
•	current and changing tax laws.

In addition, many of the nations in which we operate have developing legal and economic systems, adding greater uncertainty to our operations in those countries than would be expected in North America and Western Europe. These factors may have an adverse effect on our international operations in the future.

Difficulties in managing and expanding into developing markets could divert management's attention from our existing operations.

We plan to increase our presence in developing markets such as China, India, Russia, the Middle East and Latin America. Increasing these sales efforts will require us to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. Any difficulties in expanding our sales in developing markets may divert management's attention from our existing operations.

We may be adversely impacted by work stoppages and other labor matters.

As of December 31, 2007, we employed approximately 21,000 people worldwide. Approximately 30% of our employees are represented by labor unions, or similar employee organizations outside the United States, which have entered into various separate collective agreements with us. While we have no reason to believe that we will be impacted by work stoppages or other labor matters, we cannot assure that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our employees. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce.

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

Compliance with these laws and regulations has required, and will continue to require, us to make expenditures that we do not expect to have a material adverse effect on our business or profitability.

We face product liability claims and other liabilities due to the nature of our business.

In our lines of business, numerous suits have been filed alleging damages for accidents that have occurred during the use or operation of our products. We are self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, workers’ compensation and automobile liability. Insurance coverage is obtained for catastrophic losses as well as those risks required to be insured by law or contract. We do not believe that the outcome of such matters will have a material adverse effect on our consolidated financial position; however, any significant liabilities not covered by insurance could have an adverse effect on our financial condition.

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

We have also received subpoenas from the United States Department of Justice, Antitrust Division (“DOJ”), with respect to an investigation by the DOJ into pricing practices in the rock crushing and screening equipment industry.  We are cooperating fully with the DOJ in its investigation and will continue to cooperate fully to furnish the DOJ with information needed to complete its investigation. Until the DOJ investigation is complete, we are not able to predict its outcome.

We are in the process of implementing a global enterprise system.

We are implementing a global enterprise system to replace many of our existing operating and financial systems. Such an implementation is a major undertaking both financially and from a management and personnel perspective. Should the system not be implemented successfully and within budget, or if the system does not perform in a satisfactory manner, it could disrupt and might adversely affect our operations and results of operations, including our ability to report accurate and timely financial results.

We may face limitations on our ability to integrate acquired businesses.

We have completed a number of acquisitions since 2000 and we regularly consider other acquisition opportunities. In 2007, we acquired Superior Highwall Miners Inc. and its affiliates (“SHM”) and in 2008 announced that we have reached a definitive agreement to acquire ASV. The successful integration of new businesses depends on our ability to manage these new businesses and coordinate their activities with those of other Terex operations to realize expected synergies. While we believe we have successfully integrated acquisitions to date, we cannot ensure that newly acquired companies will operate profitably or that the intended beneficial effect from these acquisitions will be realized. Further, in connection with acquisitions, we may need to consolidate or restructure our acquired or existing facilities, which may require expenditures for severance obligations related to reductions in workforce and other charges resulting from the consolidations or restructurings, such as write-down of inventory and lease termination costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The following table outlines the principal manufacturing, warehouse and office facilities owned or leased (as indicated below) by the Company and its subsidiaries as of December 31, 2007:

BUSINESS UNIT	FACILITY LOCATION	TYPE AND APPROXIMATE SIZE OF FACILITY
Terex (Corporate Offices)	Westport, Connecticut (1)	Office;
174,000 sq. ft.
Terex Aerial Work Platforms	Redmond, Washington (1)	Office, manufacturing and warehouse;
750,000 sq. ft.
	Moses Lake, Washington (1), (3)	Office, manufacturing and warehouse;
422,000 sq. ft.
	Elk Point, South Dakota	Office, manufacturing and warehouse;
93,000 sq. ft.
	Baraga, Michigan	Office, manufacturing and warehouse;
54,000 sq. ft.
	Rock Hill, South Carolina	Office, manufacturing and warehouse;
121,000 sq. ft.
	Perugia, Italy	Office, manufacturing and warehouse;
114,000 sq. ft.
	Grantham, England (1)	Warehouse;
136,000 sq. ft
	Newark, England (1)	Office and warehouse;
60,750 sq. ft.
	Dara, Australia (1)	Warehouse;
56,000 sq. ft
	Maddington, Australia (1)	Warehouse;
54,000 sq. ft

Terex Construction	Motherwell, Scotland (1)	Office, manufacturing and warehouse;
473,000 sq. ft.
	Delmenhorst, Germany	Office, manufacturing and warehouse;
216,000 sq. ft.
	Ganderkesee, Germany	Office, manufacturing and warehouse;
362,000 sq. ft.
	Vechta, Germany	Manufacturing and warehouse;
267,000 sq. ft.
	Bad Schoenborn, Germany	Office, manufacturing and warehouse;
238,000 sq. ft.
	Coventry, England (1)	Office, manufacturing and warehouse;
326,000 sq. ft.
	Langenburg, Germany	Office, manufacturing and warehouse;
102,000 sq. ft.
	Gerabronn, Germany	Office and manufacturing;
147,000 sq. ft.
	Rothenburg, Germany (2)	Office, manufacturing and warehouse;
97,000 sq. ft.
	Crailsheim, Germany	Office and manufacturing;
185,000 sq. ft.
	Clausnitz, Germany	Office and manufacturing;
84,000 sq. ft.
	Sanhe, China	Office and manufacturing;
60,000 sq. ft.
	Southaven, Mississippi (1)	Office and warehouse;
505,000 sq. ft.
	Greater Noida, Utter Pradesh, India (1)	Office, manufacturing and warehouse;
275,000 sq. ft.

Terex Cranes	Crespellano, Italy	Office, manufacturing and warehouse;
66,000 sq. ft.

BUSINESS UNIT	FACILITY LOCATION	TYPE AND APPROXIMATE SIZE OF FACILITY
	Montceau-les-Mines, France	Office, manufacturing and warehouse;
418,000 sq. ft.
	Waverly, Iowa	Office, manufacturing and warehouse;
312,000 sq. ft.
	Brisbane, Australia (1)	Office, manufacturing and warehouse;
42,000 sq. ft.
	Fontanafredda, Italy	Office, manufacturing and warehouse;
101,000 sq. ft.
	Milan, Italy (1)	Office, manufacturing and warehouse;
175,000 sq. ft.
	Wilmington, North Carolina	Office, manufacturing and warehouse;
559,000 sq. ft.
	Zweibruecken, Germany	Office, manufacturing and warehouse;
483,000 sq. ft.
	Wallerscheid, Germany (1)	Office, warehouse and manufacturing;
336,000 sq. ft.
	Bierbach, Germany (1)	Warehouse and manufacturing;
198,000 sq. ft.
	Pecs, Hungary (1)	Office and manufacturing;
82,000 sq. ft.
	Luzhou, China	Office, warehouse and manufacturing;
1,100,000 sq. ft.
	Tianjin, China	Office and manufacturing;
50,000 sq. ft.

Terex Materials Processing & Mining	Dortmund, Germany (1)	Office, manufacturing and warehouse;
775,000 sq. ft.
	Cedar Rapids, Iowa	Office, manufacturing and warehouse;
608,000 sq. ft.
	Denison, Texas	Office, manufacturing and warehouse;
244,000 sq. ft.
	Acuña, Mexico	Office, manufacturing and warehouse;
225,000 sq. ft.
	Melbourne, Australia (1)	Office, manufacturing and warehouse;
29,000 sq. ft.
	Subang Jaya, Malaysia (1)	Manufacturing and warehouse;
111,000 sq. ft.
	Chomburi, Thailand	Manufacturing;
80,000 sq. ft.
	Durand, Michigan	Office, manufacturing and warehouse;
114,000 sq. ft.
	Coalville, England	Office, manufacturing and warehouse;
204,000 sq. ft.
	Omagh, Northern Ireland (1)	Office, manufacturing and warehouse;
153,000 sq. ft.
	Dungannon, Northern Ireland (1)	Office, manufacturing and warehouse;
330,000 sq. ft.
	Halifax, England	Office, manufacturing and warehouse;
70,000 sq. ft.
	Beckley, West Virginia	Office, manufacturing and warehouse;
113,500 sq. ft

Terex Roadbuilding, Utility Products	Cachoeirinha, Brazil	Office, manufacturing and warehouse;
and Other		78,000 sq. ft.
	Oklahoma City, Oklahoma	Office, manufacturing and warehouse;
620,000 sq. ft.
	Canton, South Dakota	Office, manufacturing and warehouse;
71,000 sq. ft.

BUSINESS UNIT	FACILITY LOCATION	TYPE AND APPROXIMATE SIZE OF FACILITY
	Opglabbeek, Belgium	Office, manufacturing and warehouse;
54,000 sq. ft.
	Fort Wayne, Indiana	Office, manufacturing and warehouse;
170,000 sq. ft.
	Watertown, South Dakota	Office, manufacturing and warehouse;
219,000 sq. ft.
	Huron, South Dakota	Office and manufacturing;
88,000 sq. ft.

(1)	These facilities are either leased or subleased.
(2)	Includes approximately 54,000 sq. ft., which are leased.
(3)	Includes approximately 106,000 sq. ft. of warehouse space subleased to others.

We also have numerous owned or leased locations for new machine and parts sales and distribution and rebuilding of components located worldwide. Our Terex Utilities distribution network has sales locations throughout the southern and western United States.

We believe that the properties listed above are suitable and adequate for our use. From time to time, we may determine that certain of our properties exceed our requirements. Such properties may be sold, leased or utilized in another manner.

ITEM 3. LEGAL PROCEEDINGS

As described in Note R - “Litigation and Contingencies” in the Notes to the Consolidated Financial Statements, we are involved in various legal proceedings, including product liability, workers’ compensation liability and intellectual property litigation, which have arisen in the normal course of operations. We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risk required by law or contract with retained liability to us or deductibles. We believe that the outcome of such matters will not have a material adverse effect on our consolidated financial position.

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

(a) Our common stock, par value $.01 per share (“Common Stock”) is listed on the NYSE under the symbol “TEX.” On December 19, 2006, our Common Stock was added to the Standard & Poor’s 500 Index. The high and low stock prices for our Common Stock on the NYSE Composite Tape (for the last two completed years) are as follows:

	2007				2006
	Fourth	Third	Second	First	Fourth	Third	Second	First
High	$90.75	$96.94	$86.99	$73.25	$66.52	$50.89	$51.57	$40.83
Low	$56.20	$66.24	$70.60	$54.75	$45.11	$37.69	$37.55	$29.58

No dividends were declared or paid in 2007 or 2006. Certain of our debt agreements contain restrictions as to the payment of cash dividends to stockholders. In addition, Delaware law limits payment of dividends. We intend generally to retain earnings, if any, to fund the development and growth of our business, pay down debt or repurchase stock. We may consider paying dividends on the Common Stock at some point in the future, subject to the limitations described above. Any future payments of cash dividends will depend upon our financial condition, capital requirements and earnings, as well as other factors that the Board of Directors may deem relevant.

As of February 22, 2008, there were 1,118 stockholders of record of our Common Stock.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of $100 invested in our Common Stock, the Standard & Poor’s 500 Stock Index and a peer group of comparable companies (“Custom Index”) for the period commencing December 31, 2002 through December 31, 2007. The cumulative total stockholder return assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance.

The Custom Index consists of the following companies, which are in similar lines of business to Terex: Astec Industries, Inc., Caterpillar Inc., CNH Global N.V., Deere & Co., JLG Industries, Inc. (ending December 6, 2006), Joy Global Inc., Manitowoc Co. and Oshkosh Corporation (since December 7, 2006). The companies in the Custom Index are weighted by market capitalization.

	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07
Terex Corp.	$100	$256	$428	$533	$1,159	$1,177
S&P 500®	$100	$129	$143	$150	$173	$183
Custom Composite Index (8 Stocks)	$100	$163	$196	$228	$280	$434

The Custom Composite Index consists of Astec Industries, Inc., Caterpillar Inc., CNH Global N.V., Deere & Co., JLG Industries, Inc (ending 6-Dec-06), Oshkosh Corporation (since 7-Dec-06), Joy Global Inc. and Manitowoc Co.
Copyright © 2008, Standard & Poor's, a division of the McGraw-Hill Companies, Inc. All rights reserved.

(b) Not applicable.

(c) The following table provides information about our purchases during the quarter ended December 31, 2007 of Common Stock that is registered by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
October 1, 2007 - October 31, 2007	228,600		$83.44	228,600	$106,729

November 1, 2007 - November 30, 2007	889,603	(2)	$62.52	889,308	$51,112

December 1, 2007 - December 31, 2007	274,400		$64.19	274,400	$533,498

Total	1,392,603		$66.28	1,392,308	$533,498

(1)
In December 2006, our Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares through June 30, 2008. In December 2007, our Board of Directors increased the authorization for repurchase of the Company’s outstanding common shares by $500 million for a total of $700 million. The program was also extended to allow for repurchases through June 30, 2009.

(2)	In November 2007, the Company accepted 295 shares of our common stock from an employee of the Company as payment for an option exercise.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA

The following table summarizes our selected financial data and should be read in conjunction with the more detailed Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operation.

(in millions, except per share amounts and employees)

	AS OF OR FOR THE YEAR ENDED DECEMBER 31,

	2007	2006	2005	2004	2003
SUMMARY OF OPERATIONS
Net sales	$9,137.7	$7,647.6	$6,156.5	$4,799.3	$3,844.2
Income from operations	961.4	709.5	370.4	211.6	55.8
Income (loss) from continuing operations	613.9	396.5	187.6	320.6	(228.4)
Income from discontinued operations – net of tax	—	11.1	0.9	3.5	1.8
Loss on disposition of discontinued operations - net of tax	—	(7.7)	—	—	—
Net income (loss)	613.9	399.9	188.5	324.1	(226.6)
Per Common and Common Equivalent Share:
Basic
Income (loss) from continuing operations	$6.00	$3.94	$1.89	$3.26	$(2.39)
Income from discontinued operations – net of tax	—	0.11	0.01	0.04	0.01
Loss on disposition of discontinued operations – net of tax	—	(0.08)	—	—	—
Net income (loss)	6.00	3.97	1.90	3.30	(2.38)
Diluted
Income (loss) from continuing operations	$5.85	$3.85	$1.84	$3.14	$(2.39)
Income from discontinued operations – net of tax	—	0.10	—	0.03	0.01
Loss on disposition of discontinued operations – net of tax	—	(0.07)	—	—	—
Net income (loss)	5.85	3.88	1.84	3.17	(2.38)

CURRENT ASSETS AND LIABILITIES
Current assets	$4,776.9	$3,432.8	$2,903.5	$2,647.1	$2,219.5
Current liabilities	2,175.3	2,027.2	1,524.6	1,529.5	1,168.6
PROPERTY, PLANT AND EQUIPMENT
Net property, plant and equipment	$419.4	$338.5	$329.9	$362.6	$353.8
Capital expenditures	111.5	78.9	48.6	35.5	27.1
Depreciation	63.4	61.2	61.4	60.1	67.5
TOTAL ASSETS	$6,316.3	$4,785.9	$4,200.3	$4,179.1	$3,554.2

CAPITALIZATION
Long-term debt and notes payable (includes capital leases)	$1,319.5	$536.1	$1,075.8	$1,114.2	$1,274.8
Stockholders’ equity	2,343.2	1,751.0	1,161.0	1,135.2	674.6
Dividends per share of Common Stock	—	—	—	—	—
Shares of Common Stock outstanding at year end	100.3	101.1	99.8	98.8	97.2
EMPLOYEES	20,600	18,200	17,600	16,800	15,050

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements for a discussion of “Acquisitions,” “Goodwill,” “Long-Term Obligations” and “Stockholders’ Equity.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a diversified global manufacturer of capital equipment focused on delivering reliable, customer relevant solutions for the construction, infrastructure, quarrying, surface mining, shipping, transportation, refining and utility industries. We operate in five reportable segments: (i) Terex Aerial Work Platforms; (ii) Terex Construction; (iii) Terex Cranes; (iv) Terex Materials Processing & Mining; and (v) Terex Roadbuilding, Utility Products and Other.

Our Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment, telehandlers, power equipment and construction trailers. Customers in the construction and building maintenance industries use these products to build and/or maintain large physical assets and structures.

Our Construction segment designs, manufactures and markets two primary categories of construction equipment: heavy construction and compact construction equipment. Construction, logging, mining, industrial and government customers use these products in construction and infrastructure projects and in coal, minerals, sand and gravel operations.

Our Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck-mounted cranes (boom trucks) and telescopic container stackers. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities. We acquired Power Legend International Limited (“Power Legend”) and its affiliates, including a controlling 50% ownership interest in Sichuan Changjiang Engineering Crane Co., Ltd. (“Sichuan Crane”), on April 4, 2006. The results of Power Legend and Sichuan Crane are included in the Cranes segment from their date of acquisition.

Our Materials Processing & Mining segment designs, manufactures and markets crushing and screening equipment, hydraulic mining excavators, highwall mining equipment, high capacity surface mining trucks, drilling equipment and other products. Construction, mining, quarrying and government customers use these products in construction and commodity mining. We acquired Halco Holdings Limited and its affiliates (“Halco”) on January 24, 2006, established the Terex NHL Mining Equipment Company Ltd. (“Terex NHL”) joint venture on March 9, 2006, and acquired SHM on November 6, 2007. The results of Halco, Terex NHL and SHM are included in the Materials Processing & Mining segment from their respective dates of acquisition or formation.

Our Roadbuilding, Utility Products and Other segment designs, manufactures and markets asphalt and concrete equipment, landfill compactors and utility equipment. Government, utility and construction customers use these products to build roads, construct and maintain utility lines, trim trees and for other commercial operations. Additionally, we own a majority of the North American distribution channel for our utility products group, operate a fleet of rental utility products in the United States and Canada and own a distributor of our equipment and other products. We also assist customers in their rental, leasing and acquisition of our products through TFS and TFSH, our joint venture with a European financial institution.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as certain general and corporate expenses that have not been allocated to the segments.

Overview

2007 was another year of solid performance for Terex, as we continued to benefit from global economic growth driving strong end market demand. We focused on numerous internal initiatives to grow sales and profitability as we transform from a holding company to an integrated operating company. We have also benefited from global growth driven by strong economies in North America and Western Europe and improving standards of living around the world. Although we expect slower economic growth in 2008 in North America, and to a lesser extent in Western Europe, our strategy of product and geographic diversity is expected to drive sales growth that will allow us to remain on pace to achieve our goal of $12 billion in sales with a 12% operating margin by 2010. Demand for infrastructure and energy has resulted in extraordinary demand for our cranes. Strong commodity demand driven by developing economies has increased demand for our mining equipment. Increasing labor rates that require productivity enhancing solutions combined with improving global safety standards is driving demand for our aerial work platforms products. Our construction products faced a mixed year in 2007, with weakness in North America partially offset by strength in other geographies, particularly in Western Europe, for certain types of heavy equipment, and in both Western and Eastern Europe for compact construction equipment. Our roadbuilding and utility businesses, which are primarily North American focused, remained weak, as a result of continued low levels of governmental spending on infrastructure.

A key to our continued strong performance is that our product portfolio contains a mix of early, mid and late cycle products combined with mining products that are tied to global commodity demand. For example, compact construction equipment is an early cycle product, aerial work platforms and heavy construction equipment are mid-cycle equipment, and cranes and roadbuilding equipment are late cycle equipment. This relatively balanced mix of product types helps to moderate cyclical sales movements for Terex as a whole, as demand for one product may weaken, but be offset by demand for products in a different cycle. A balanced geographic sales mix also helps moderate demand swings for our products, as demand in one region may strengthen or weaken over different times as compared to economies in other geographies. 2007 events demonstrated the value of geographic diversity, as construction equipment sales slowed in North America but were strong in Europe. In 2007, 45% of our sales were to customers located in the USA, United Kingdom and Germany. To further our geographic sales mix, we are intent on growing our presence in developing markets as we work towards our goal of generating approximately 1/3 of our sales from the Americas, 1/3 from Europe, Africa and the Middle East and the remaining 1/3 from Asia and Australia.

Global dynamics expected to continue to drive demand for our equipment include creating infrastructure in developing economies, repairing/replacing infrastructure in North America and Western Europe, increasing labor costs and strengthening safety standards globally. Developing economies are building infrastructure at a rapid pace, as demonstrated in countries and regions around the world such as the Middle East, and particularly Dubai, cities in Eastern China such as Shanghai and Beijing, and Eastern Europe. This growth is expected to continue as profits from oil exports are invested by exporting countries such as Russia and the Middle East and as western Chinese cities develop. Decaying infrastructure and historical under-investment in infrastructure to support population growth are expected to continue to drive demand for equipment in North America and Western Europe. This global infrastructure demand favorably impacts all five of our segments, particularly Cranes and Materials Processing & Mining. Aerial work platforms and compact construction equipment such as mini excavators are benefiting from higher labor costs that drive demand for productivity enhancing solutions. Stricter safety standards are also driving demand for equipment such as aerial work platforms as countries recognize the inherent risks of working at height on ladders and scaffolding.

We also continued to improve our financial position and long-term strategic plans in 2007. In January 2007, we completed our previously announced redemption of $200 million principal amount of 9-1/4% Senior Subordinated Notes due 2011. This transaction allowed us to repay high cost debt with cash generated from operations. In November 2007, we acquired SHM, a leading manufacturer of highwall mining equipment. The total consideration for the transaction was approximately $146 million paid in cash. We recognized that the softening North American economy combined with credit market concerns offered both a potential opportunity for finding acquisitions but also a challenge for raising capital. In November 2007, we took pre-emptive action by raising approximately $800 million by issuing Senior Subordinated Notes with a coupon of 8.00% that mature in November 2017. The note issuance was undertaken in anticipation of increasing acquisition opportunities for the Company as economic trends worsened. Subsequent to year-end 2007, we announced the acquisition of ASV, which was valued at approximately $488 million. ASV designs and manufactures rubber track loaders and undercarriages. In December 2007, we increased and extended our share repurchase program by $500 million. This brings the total dollar amount that may be repurchased under the share repurchase program to $700 million, and extends the program period from its original expiration date of June 30, 2008 through June 30, 2009. During 2007, we repurchased approximately 2.3 million shares for $166.6 million.

Return on Invested Capital, or ROIC, continues to be the unifying metric we use to measure our operating performance. ROIC measures how effectively we utilize the capital invested in our operations. In 2007, we achieved an ROIC of 43.3%, compared to 38.4% ROIC in 2006 and our 2007 ROIC target of 41.9%. ROIC is determined by dividing the last four quarters’ Income from operations (including operating income from discontinued operations) by the average of the sum of Total stockholders’ equity plus Debt less Cash and cash equivalents for the last five quarters. Debt is calculated using the amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ Income from operations as this represents the most recent twelve month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarter’s ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) over the same time period as the numerator (four quarters of average invested capital). In 2006, we included operating income from discontinued operations in the numerator of our calculation of ROIC because the ROIC metric is intended to compare total enterprise operational return to a total enterprise denominator that is based on amounts that include invested capital of discontinued operations in the balances. We believe that this total enterprise ROIC calculation, including operating income from discontinued operations, provides a more complete performance metric.

We utilize ROIC as a unifying metric because we feel that it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe that ROIC measures return on the full enterprise-wide amount of capital invested in our business, as opposed to another metric such as return on shareholder’s equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe that adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and that ROIC highlights the level of value creation as a percentage of capital invested. Consistent with this belief, we use ROIC in evaluating executive performance and compensation, as we have previously disclosed in the Compensation Discussion and Analysis in our proxy statement for the 2007 annual meeting of stockholders. The following tables provide ROIC calculations for 2007 and 2006 and provide information to reconcile 2006 amounts used in our ROIC calculation that are adjusted for discontinued operations to the most directly comparable measure calculated and presented in accordance with GAAP ($ amounts in millions):

	Dec ‘07	Sep ‘07	Jun ‘07	Mar ‘07	Dec ‘06
Income from operations	$239.9	$236.3	$284.5	$200.7

Debt (as defined above)	$1,352.0	$705.6	$651.7	$678.4	$763.1
Less: Cash and cash equivalents	(1,272.4)	(516.6)	(453.4)	(405.2)	(676.7)
Debt less Cash and cash equivalents	$79.6	$189.0	$198.3	$273.2	$86.4

Total stockholders’ equity	$2,343.2	$2,254.4	$2,073.4	$1,851.9	$1,751.0

Debt less Cash and cash equivalents plus
Total stockholders’ equity	$2,422.8	$2,443.4	$2,271.7	$2,125.1	$1,837.4

2007 ROIC	43.3%
Income from operations (last 4 quarters)	$961.4
Average Debt less Cash and cash equivalents plus
Total stockholders’ equity (5 quarters)	$2,220.1

	Dec ‘06	Sep ‘06	Jun ‘06	Mar ‘06	Dec ‘05
Income from operations	$169.3	$191.1	$207.2	$141.9
Plus: Income from operations of Disc. Ops	-	5.7	6.0	2.9
Income from operations adjusted for Disc. Ops	$169.3	$196.8	$213.2	$144.8

Debt (as defined above)	$763.1	$791.7	$1,055.8	$1,122.3	$1,123.9
Less: Cash and cash equivalents	(676.7)	(428.3)	(525.7)	(506.9)	(553.6)
Debt less Cash and cash equivalents	$86.4	$363.4	$530.1	$615.4	$570.3

Total stockholders’ equity	$1,751.0	$1,591.7	$1,490.5	$1,274.1	$1,161.0

Debt less Cash and cash equivalents plus
Total stockholders’ equity	$1,837.4	$1,955.1	$2,020.6	$1,889.5	$1,731.3

2006 ROIC	38.4%
Income from operations adjusted for Disc. Ops (last 4 quarters)	$724.1
Average Debt less Cash and cash equivalents plus
Total stockholders’ equity (5 quarters)	$1,886.8

RESULTS OF OPERATIONS

2007 COMPARED WITH 2006

Terex Consolidated

	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$9,137.7	-	$7,647.6	-	19.5%
Gross profit	$1,882.0	20.6%	$1,443.1	18.9%	30.4%
SG&A	$920.6	10.1%	$733.6	9.6%	25.5%
Income from operations	$961.4	10.5%	$709.5	9.3%	35.5%

Net sales for the year ended December 31, 2007 increased $1,490.1 million when compared to the same period in 2006. Our sales increased across all segments, with the exception of Roadbuilding, Utility Products and Other, due to strong global demand across many product categories. Increased sales volume and pricing actions contributed approximately $818 million of the increase. Additionally, the favorable translation effect of foreign currency exchange rate changes contributed approximately 32% of the net sales increase.

Gross profit for the year ended December 31, 2007 increased $438.9 million when compared to the same period in 2006.  Gross profit increased across all segments, with the exception of Roadbuilding, Utility Products and Other. Approximately $320 million of the increase in gross profit was the result of the combination of increased volume, particularly international sales, a more favorable product mix in certain businesses and the positive impact of pricing initiatives. Additionally, the favorable translation effect of foreign currency exchange rate changes contributed approximately 21% of the increase.

Selling, general and administrative costs (“SG&A”) increased for the year ended December 31, 2007 by $187.0 million when compared to the same period in 2006. Each segment’s SG&A costs rose due to its portion of the increased selling, engineering and administrative infrastructure investment of approximately $105 million Company-wide. The unfavorable translation effect of foreign currency exchange rate changes also accounted for approximately 24% of the increase.

Income from operations increased by $251.9 million for the year ended December 31, 2007 over the comparable period in 2006. We experienced improvement in operating profit due to the higher volume and pricing actions and the favorable translation effect of foreign currency exchange rate changes, offset by the higher SG&A costs described above.

Terex Aerial Work Platforms

	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,337.8	-	$2,090.3	-	11.8%
Gross profit	$647.9	27.7%	$525.5	25.1%	23.3%
SG&A	$194.8	8.3%	$152.9	7.3%	27.4%
Income from operations	$453.1	19.4%	$372.6	17.8%	21.6%

Net sales for the Aerial Work Platforms segment for the year ended December 31, 2007 increased $247.5 million when compared to the same period in 2006. Markets in Europe, Latin America and Asia/Pacific continued to drive the increase in net sales, with sales in these regions increasing by approximately 47%, while sales in North America decreased approximately 6%, primarily in our telehandler product line. Included in our increased net sales is approximately $58 million resulting from price increases as well as approximately $79 million due to the favorable translation effect of foreign currency exchange rate changes.

Gross profit for the year ended December 31, 2007 increased $122.4 million from the comparable period in 2006. Gross profit improved approximately $58 million due to price increases. Additionally, approximately $35 million of the gross profit increase was due to the increased sales noted above. This improvement was partially offset by approximately $17 million in higher costs for material used in production. Approximately 9% of the increase in gross profit resulted from the favorable translation effect of foreign currency exchange rate changes on products made in the U.S. and sold into markets elsewhere throughout the world.

SG&A costs for the year ended December 31, 2007 increased $41.9 million when compared to the same period in 2006. The expansion of our international sales and distribution infrastructure accounted for approximately $14 million of the increase. Additionally, due to our significant growth, we had approximately $16 million higher costs for other sales and marketing, engineering, information technology and personnel related expenses. Corporate cost allocation increased approximately $7 million over the prior year and approximately 13% of the increase was due to the favorable translation effect of foreign currency exchange rate changes.

Income from operations for the year ended December 31, 2007 increased $80.5 million when compared to the same period in 2006. The increase was due to the items noted above, particularly continued higher volume in European and other international markets and the favorable translation effect of foreign currency exchange rate changes, partially offset by costs related to our investment in new markets.

Terex Construction

	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,908.5	-	$1,582.4	-	20.6%
Gross profit	$250.3	13.1%	$179.1	11.3%	39.8%
SG&A	$194.2	10.2%	$163.1	10.3%	19.1%
Income from operations	$56.1	2.9%	$16.0	1.0%	250.6%

Net sales in the Construction segment increased by $326.1 million for the year ended December 31, 2007 when compared to the same period in 2006. Approximately $200 million of the increase was due to increased product volume, particularly loader backhoes, material handlers, mini and midi excavators and large trucks. Regionally, growth was predominantly in Europe due to continued strong demand, partially offset by lower U.S. sales due to the downturn in the U.S. economy. Additionally, the favorable translation effect of foreign currency exchange rate changes accounted for approximately 41% of the net sales increase.

Gross profit increased $71.2 million when compared to 2006 results for the same period. This improvement was driven primarily by the combination of higher sales volume and increased pricing of approximately $53 million. The favorable translation effect of foreign currency exchange rate changes also added approximately 26% of the increase.

SG&A costs for the year ended December 31, 2007 increased $31.1 million from the comparable period in 2006. The increase was due to higher selling costs of approximately $8 million associated with improving our global sales network and certain promotional programs and trade show activities, while increased engineering costs of approximately $3 million for product improvements also contributed to the increase. Additionally, the unfavorable translation effect of foreign currency exchange rate changes accounted for approximately 48% of the increase.

Income from operations for the year ended December 31, 2007 increased $40.1 million when compared to the same period in 2006, resulting primarily from the items noted above, particularly improved sales and the translation effect of foreign currency exchange rate changes, offset in part by higher SG&A costs.

Terex Cranes

	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,234.9	-	$1,740.1	-	28.4%
Gross profit	$448.2	20.1%	$293.0	16.8%	53.0%
SG&A	$191.5	8.6%	$138.5	8.0%	38.3%
Income from operations	$256.7	11.5%	$154.5	8.9%	66.1%

Net sales for the Cranes segment for the year ended December 31, 2007 increased by $494.8 million when compared to the same period in 2006. The increase in net sales was due to higher unit volume, which accounted for approximately $100 million of the increase. Approximately $121 million of the increase resulted from improvement in our product mix due to higher sales of crawler and rough-terrain cranes. These offset lower sales of boom trucks in the U.S. market. Increased pricing at certain facilities and sales of products with enhanced features added approximately $113 million to the increase. The favorable translation effect of foreign currency exchange rate changes on Euro denominated sales contributed approximately 28% of the net sales increase.

Gross profit for the year ended December 31, 2007 increased $155.2 million relative to the same period in 2006. Gross profit benefited approximately $30 million from the effect of prior pricing actions flowing through our order backlog, coupled with a higher mix of crawler and rough terrain cranes, which added approximately $77 million. The favorable translation effect of foreign currency exchange rate changes on Euro denominated sales improved gross margin by approximately 12% from the prior year.

SG&A costs for the year ended December 31, 2007 increased $53.0 million over the same period in 2006. The increase was driven by higher sales costs of approximately $14 million due to increased volume and increased allocation of corporate costs of approximately $18 million. Approximately 24% of the increase was due to the unfavorable translation effect of foreign currency exchange rate changes.

Income from operations for the year ended December 31, 2007 increased $102.2 million over the comparable period in 2006. Income from operations in 2007 benefited from higher sales volume and product mix, the translation effect of foreign currency exchange rate changes and the impact of prior pricing actions, offset in part by higher SG&A expenses.

Terex Materials Processing & Mining

	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,092.1	-	$1,625.0	-	28.7%
Gross profit	$442.4	21.1%	$341.0	21.0%	29.7%
SG&A	$196.7	9.4%	$151.0	9.3%	30.3%
Income from operations	$245.7	11.7%	$190.0	11.7%	29.3%

Net sales in the Materials Processing & Mining segment increased $467.1 million over the comparable period in 2006. Approximately $247 million of the increase was due to continued solid demand for our products, particularly large mining trucks, excavators and crushing and screening products. This demand was driven by continued high commodity prices combined with increased global mining operations, as well as European and Indian demand for crushing and screening products. Pricing actions improved our sales by approximately $36 million. Strong parts revenue also contributed approximately $64 million of the increase. Additionally, the favorable translation effect of foreign currency exchange rate changes accounted for approximately 25% of the net sales increase.

Gross profit increased by $101.4 million in the year ended December 31, 2007 over the comparable period in 2006. The increase was due to higher sales volume, including increased parts sales, and product mix, which contributed approximately $51 million, combined with the impact of prior pricing actions of approximately $36 million, offset in part by approximately $5 million in higher costs for material and component purchases and approximately $9 million in higher warranty costs. As a percentage of sales, gross profit was unfavorably impacted by a higher proportion of mining truck sales, which have lower margin than other products in this category. Additionally, the favorable translation effect of foreign currency exchange rate changes accounted for approximately 29% of the increase.

SG&A costs increased by $45.7 million relative to the comparable period in 2006. The increase in SG&A expense was due to approximately $4 million of additional staffing costs to support sales growth, engineering costs of approximately $5 million for product development and supplier qualification activity, approximately $7 million in legal costs associated with claims and investigations, as well as an additional allocation of corporate costs of $11 million. Approximately $10 million of higher administration costs were incurred in support of business growth. The unfavorable translation effect of foreign currency exchange rate changes added approximately 23% of the increase.

Income from operations for the Materials Processing & Mining segment increased $55.7 million over the comparable period in 2006. The increase was a result of the items noted above, particularly higher sales volume and the impact of pricing actions, partially offset by higher SG&A costs associated with the segment’s growth.

Terex Roadbuilding, Utility Products and Other

	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$675.8	-	$746.0	-	(9.4)%
Gross profit	$91.1	13.5%	$102.4	13.7%	(11.0)%
SG&A	$91.8	13.6%	$77.2	10.3%	18.9%
Income from operations	$(0.7)	(0.1)%	$25.2	3.4%	(102.8)%

Net sales for the Roadbuilding, Utility Products and Other segment for the year ended December 31, 2007 decreased $70.2 million when compared to the same period in 2006. The decrease in net sales was primarily due to lower demand for concrete mixer trucks and other concrete products of approximately $83 million resulting from the downturn in North American residential construction markets, offset partially by improved sales penetration in Latin America of approximately $18 million. Our utility products also experienced lower sales volume of approximately $28 million, offset by an improved product mix and pricing increases that totaled approximately $19 million and additional improvement of approximately $5 million from used equipment, rental and parts sales.

Gross profit for the year ended December 31, 2007 decreased $11.3 million when compared to the same period in 2006. This decrease was directly correlated with the impact of lower sales volume in concrete products that affected gross profit by approximately $10 million, offset by approximately $5 million due to the impact of increased Latin American sales in our roadbuilding business. Lower sales volume and product mix in our utilities business affected gross profit by approximately $9 million, offset by approximately $6 million due to the impact of used equipment and parts sales as well as improvements in other cost of sales.

SG&A costs for the year ended December 31, 2007 increased $14.6 million over the comparable period in 2006. The increase was due to approximately $4 million in higher corporate charges to the segment and approximately $2 million of increased selling costs incurred to expand opportunities in undeveloped territories. We incurred write-downs of approximately $6 million primarily related to one defaulting customer of Terex Asset Services, our re-rental business that we continue to wind down.

Income from operations for the Roadbuilding, Utility Products and Other segment for the year ended December 31, 2007 decreased $25.9 million when compared to the same period in 2006. The decrease reflects the items noted above, particularly lower concrete mixer truck volume combined with higher SG&A costs.

Corporate/Eliminations

	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(111.4)	-	$(136.2)	-	18.2%
Income from operations	$(49.5)	44.4%	$(48.8)	35.8%	(1.4)%

Our consolidated results include the elimination of intercompany sales activity among segments. Corporate costs before allocations to the business segments increased, as we continued to invest in Company-wide initiatives, including supply management, manufacturing strategy, the Terex Management System, marketing, and TBS. These initiatives, coupled with infrastructure investments to handle growth in developing markets, contributed to approximately $49 million of costs incurred in the current year. These charges were partially offset by an increase of approximately $48 million in corporate costs allocated to the business segments in 2007 versus the prior year.

Interest Expense, Net of Interest Income

During the year ended December 31, 2007, our interest expense net of interest income was $46.7 million, or $28.5 million lower than the same period in the prior year. This decrease was primarily due to lower average borrowings outstanding during the year, resulting in lower interest expense, combined with higher average cash balances yielding higher interest income.

Loss on Early Extinguishment of Debt

We recorded a pre-tax charge on early extinguishment of debt of $12.5 million in the year ended December 31, 2007, which included a $9.3 million expense associated with the call premium for the repayment of $200 million of outstanding debt on January 15, 2007 and $3.2 million of amortization of debt acquisition costs accelerated because of this debt repayment.

We recorded a charge on early extinguishment of debt of $23.3 million, including a $15.6 million expense associated with the call premiums for the repayment of $300 million of outstanding debt in June and August 2006. In addition, we recorded $7.7 million of amortization of debt acquisition costs accelerated because of this debt repayment and the replacement of our previous credit facility.

Other Income (Expense) - Net

Other income (expense) - net for the year ended December 31, 2007 was income of $17.1 million, an increase of $13.4 million when compared to the same period in the prior year, primarily due to an increase of approximately $11 million in foreign exchange translation gains in 2007.

Income Taxes

During the year ended December 31, 2007, we recognized income tax expense of $305.4 million on income from continuing operations before income taxes of $919.3 million, an effective rate of 33.2%, as compared to income tax expense of $218.2 million on income from continuing operations before income taxes of $614.7 million, an effective rate of 35.5%, in the prior year. The effective tax rate for 2007 was lower than in the prior year, primarily due to incremental manufacturing and export incentives of $9.6 million and the completion of the worldwide accrual to income tax return reconciliation, which revised and further validated our income tax balances and included an immaterial out of period adjustment of $10.9 million.

2006 COMPARED WITH 2005

Terex Consolidated

	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$7,647.6	-	$6,156.5	-	24.2%
Gross profit	$1,443.1	18.9%	$947.3	15.4%	52.3%
SG&A	$733.6	9.6%	$573.6	9.3%	27.9%
Goodwill impairment	$-	-	$3.3	0.1%	(100.0)%
Income from operations	$709.5	9.3%	$370.4	6.0%	91.5%

Net sales for 2006 were $7,647.6 million, an increase of $1,491.1 million when compared to 2005. Net sales relative to 2005 increased approximately $359 million in the Terex Aerial Work Platforms segment because of improved economic conditions in the rental equipment market and approximately $252 million from an increasing proportion of sales from international markets. Net sales in the Terex Construction segment were higher by approximately $93 million, due to increased demand for compact construction equipment and heavy truck products, offset by weaker sales in the material handling product line and production delays in certain other product lines. Net sales in the Terex Cranes segment increased approximately $468 million from 2005 levels, with the recovery broad-based across most product categories and aided by expansion in China. Net sales in the Terex Materials Processing & Mining segment benefited approximately $265 million relative to 2005 from improvements in commodity prices, mainly for coal and iron ore, and increasing overall demand for its products, particularly hydraulic excavators. Net sales in the Terex Roadbuilding, Utility Products and Other segment increased approximately $80 million relative to 2005 in most product categories.

Gross profit for 2006 was $1,443.1 million, an increase of $495.8 million from 2005. Improvements of approximately $400 million relative to 2005 were realized in most of our segments due to the items noted above, including the impact of pricing actions, a change in product sales mix and volume leverage, offset by continued component cost pressures negatively impacting operating results.

Total SG&A increased in 2006 by $160.0 million when compared to 2005. SG&A primarily increased as a result of higher selling and related costs of approximately $96 million arising from increased sales levels during 2006 and increased costs of approximately $37 million attributable to certain equity and long term compensation programs.

Income from operations increased by $339.1 million in 2006 when compared to 2005. Our Aerial Work Platforms segment experienced significant improvement in income from operations relative to the same period in 2005, due to improved realization of pricing actions and increased unit volume, resulting from an improving economy in the United States, Europe and Australia. Income from operations in our Construction segment decreased versus 2005, due to the reduced demand for our material handler product, start-up delays in the launch of certain new product lines and the unfavorable translation effect of foreign currency exchange rate changes on imports to the United States. Income from operations in our Cranes segment increased as compared to 2005, as this segment experienced broad-based increased demand across most product categories and expansion in Asian markets. Income from operations improved in our Materials Processing & Mining segment because of increased demand from the mining and infrastructure markets. Income from operations in our Roadbuilding, Utility Products and Other segment improved due to the positive impact resulting from prior cost saving initiatives and pricing actions.

Terex Aerial Work Platforms

	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,090.3	-	$1,479.5	-	41.3%
Gross profit	$525.5	25.1%	$293.0	19.8%	79.4%
SG&A	$152.9	7.3%	$102.8	6.9%	48.7%
Income from operations	$372.6	17.8%	$190.2	12.9%	95.9%

Net sales for our Aerial Work Platforms segment in 2006 were $2,090.3 million, an increase of $610.8 million, or 41%, when compared to 2005. Net sales increased when compared to 2005 as a result of stronger demand from the rental channel in the United States (approximately $359 million) and improving demand for our products internationally (approximately $252 million). We also experienced increasing market penetration of our telehandler product line and the impact of price increases implemented in 2006 of approximately $142 million, which is included in the U.S and international increases noted above. Rental market demand increased relative to 2005 as rental channel customers continued to buy new equipment, particularly booms and scissor lifts, primarily to address increased utilization of their existing equipment. Sales of telehandler products increased approximately 25% when compared to the same period in 2005, as this product line continued to see the benefits of integrating the Genie sales and marketing strategy and selling through the same rental distribution channels as the aerial work platforms products, although these sales showed signs of easing in the fourth quarter of 2006.

Gross profit for 2006 was $525.5 million, an increase of $232.5 million when compared to 2005. While gross profit benefited from increased unit volume, it was also favorably impacted by the realization of approximately $142 million due to pricing actions that were implemented to offset the increased cost of components over the past few years. In addition, gross profit was positively impacted by improved margin on sales in European markets, partially due to the relatively weaker U.S. dollar.

SG&A costs for 2006 were $152.9 million, an increase of $50.1 million when compared to 2005. Resources added to address the increasing sales levels and to expand the international sales and service infrastructure of approximately $15 million were the primary reasons for the additional costs. Increased investment in new product development also contributed approximately $4 million to the increase in SG&A costs, as well as approximately $31 million in higher corporate charges and other administrative expenses correlating with our growth.

Income from operations for 2006 was $372.6 million, an increase of $182.4 million, or 96%, when compared to 2005. The increase was due to the items noted above, particularly the favorable impact of pricing and volume, partially offset by the impact of increased component costs and the increased costs associated with the significant expansion of production.

Terex Construction

	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,582.4	-	$1,489.7	-	6.2%
Gross profit	$179.1	11.3%	$166.6	11.2%	7.5%
SG&A	$163.1	10.3%	$137.5	9.2%	18.6%
Income from operations	$16.0	1.0%	$29.1	2.0%	(45.0)%
Net sales in our Construction segment increased by $92.7 million in 2006 when compared to 2005, and totaled $1,582.4 million. The increase was mainly due to increased sales volume of approximately $70 million from our off highway truck, loader backhoe, crawler and wheeled excavator, and mini excavator product lines, offset partially by lower sales in our material handler product line and production delays in certain other product lines. We also benefited from the favorable translation effect of foreign currency exchange rate changes, which accounted for approximately 25% of the net sales increase.

Gross profit increased to $179.1 million in 2006, an increase of $12.5 million when compared to 2005. Gross profit was positively impacted approximately $8 million by sales volume and price increases across most product lines, and adversely impacted by lower material handler volumes and margins and by higher than expected production related costs for the new crawler excavator line due in part to numerous supplier delivery issues. Approximately 34% of the increase in gross profit was due to the translation effect of foreign currency exchange rate changes.

SG&A costs for 2006 totaled $163.1 million, an increase of $25.6 million when compared to 2005. Engineering expenses related to product development efforts of approximately $3 million and costs of approximately $2 million for business development in China contributed to the increase. Additionally, increased costs of approximately $17 million related to targeted product promotion programs and increased resources to manage sales growth in certain businesses.

Income from operations for 2006 totaled $16.0 million, a decrease of $13.1 million when compared to $29.1 million in 2005, resulting primarily from the items noted above, particularly reduced material handler sales volume and margins, increased production costs for the new crawler excavator line, and increased personnel expenses.

Terex Cranes

	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,740.1	-	$1,271.9	-	36.8%
Gross profit	$293.0	16.8%	$170.4	13.4%	71.9%
SG&A	$138.5	8.0%	$110.2	8.7%	25.7%
Income from operations	$154.5	8.9%	$60.2	4.7%	156.6%

Net sales for our Cranes segment for 2006 increased by $468.2 million and totaled $1,740.1 million. The strong increase in net sales was due to a general improvement in all businesses and product categories, with increased sales volume of approximately $322 million in rough-terrain, all-terrain, crawler and tower cranes when compared to 2005. Approximately 18% of the increase in net sales was due to the April 2006 acquisition of a controlling interest in Sichuan Crane.

Gross profit for 2006 increased by $122.6 million relative to 2005 and totaled $293.0 million. Gross profit benefited by approximately $81 million due to increased sales volume and the positive impact of pricing actions taken during 2005. Approximately 12% of the increase in gross profit was due to the inclusion of Sichuan Crane.

SG&A costs for 2006 totaled $138.5 million, an increase of $28.3 million over 2005. The increase was due to higher spending levels of approximately $12 million in all cranes businesses for increased infrastructure investment and by selling costs of approximately $8 million associated with higher sales volume. However, as a percentage of net sales, SG&A spending decreased to 8.0% as compared to 8.7% in 2005, reflecting the higher pace of increased sales volume relative to increased costs. Approximately 26% of the increased SG&A costs were due to the inclusion of Sichuan Crane.

Income from operations for 2006 totaled $154.5 million, an increase of $94.3 million when compared to $60.2 million in 2005. Income from operations in 2006 was positively impacted by the items noted above, particularly pricing increases in excess of cost pressures from suppliers, the benefit of higher sales volume and increased manufacturing throughput. Approximately 8% of the increase in income from operations was due to the inclusion of Sichuan Crane.

Terex Materials Processing & Mining

	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,625.0	-	$1,359.5	-	19.5%
Gross profit	$341.0	21.0%	$233.9	17.2%	45.8%
SG&A	$151.0	9.3%	$117.7	8.7%	28.3%
Income from operations	$190.0	11.7%	$116.2	8.5%	63.5%

Net sales in our Materials Processing & Mining segment increased by $265.5 million to $1,625.0 million in 2006 compared to $1,359.5 million in 2005. The increase in net sales was attributable to higher sales volume of approximately $198 million due to the overall strong demand for mining products, mainly the hydraulic mining excavators manufactured in Dortmund, Germany, and related spare parts sales, both of which benefited from a broader distribution network, and continued growth of approximately 9% in our mobile crushing and screening product lines.

Gross profit increased by $107.1 million in 2006 when compared to 2005 and totaled $341.0 million. Gross profit improved because of approximately $90 million in increased sales volume in both new machines and parts.

SG&A expense increased by $33.3 million in 2006 relative to 2005, to $151.0 million. The increase in SG&A expense reflected approximately $6 million in additional staffing needed to address sales growth and period costs of approximately $2 million associated with the relocation of the U.S. mining truck business personnel. We also incurred approximately $11 million of increased costs for legal fees and administrative restructuring costs.

Income from operations for our Materials Processing & Mining segment was $190.0 million in 2006, an increase of $73.8 million from $116.2 million in 2005. The increase was a result of the items noted above, particularly higher demand for the segment’s products, due primarily to continued strong commodity prices, increasing global distribution for hydraulic mining excavators and the benefits of prior pricing actions, partially offset by increased component and administrative costs.

Terex Roadbuilding, Utility Products and Other

	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$746.0	-	$665.3	-	12.1%
Gross profit	$102.4	13.7%	$80.7	12.1%	26.9%
SG&A	$77.2	10.3%	$72.0	10.8%	7.2%
Goodwill impairment	$-	-	$3.3	0.5%	(100.0)%
Income from operations	$25.2	3.4%	$5.4	0.8%	366.7%

Net sales for our Roadbuilding, Utility Products and Other segment in 2006 were $746.0 million, an increase of $80.7 million when compared to 2005. Volume increases in sales of concrete mixer trucks, asphalt plants and utilities products contributed approximately $66 million of the increase. Increased aftermarket parts and service sales added approximately $8 million from the prior year. Additionally, we had higher used machine and rental equipment sales of approximately $7 million.

Gross profit in 2006 totaled $102.4 million, an increase of $21.7 million when compared to 2005. The volume improvements noted above contributed approximately $14 million of the increase. We also benefited approximately $7 million from a change in product sales mix in our utilities business.

SG&A costs for the segment in 2006 totaled $77.2 million, an increase of $5.2 million when compared to 2005. The net increase was partially due to increased sales commission costs of approximately $1 million in the roadbuilding businesses, primarily in support of growth in the Brazilian roadbuilding operation, as well as costs related to sales growth in other asphalt products. General and administration costs increased approximately $4 million, primarily due to increased personnel related costs to support management’s on-going initiative to improve talent throughout this segment.

During the fourth quarter of 2005, a goodwill impairment charge of approximately $3 million in a reporting unit was recognized due to an evaluation of carrying value in excess of its projected discounted cash flow, due mainly to a reduction in anticipated military vehicle contracts and the impact of continued funding delays from our minority partner in this reporting unit.

Income from operations for our Roadbuilding, Utility Products and Other segment in 2006 was $25.2 million, an increase of $19.8 million when compared to 2005. The increase was due primarily to the items noted above, particularly net sales volume increases partially offset by higher administrative costs.

Corporate/Eliminations

	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(136.2)	-	$(109.4)	-	(24.5)%
Income from operations	$(48.8)	35.8%	$(30.7)	28.1%	(59.0)%

Our consolidated results include the elimination of intercompany sales activity between segments. Additionally, certain expenses at the corporate level were not allocated to the business segments, which in 2006 were primarily attributable to approximately $37 million of increased cost of certain equity and long-term compensation programs.

Net Interest Expense

During 2006, our net interest expense decreased by $13.4 million to $75.2 million as compared to net interest expense of $88.6 million in the prior year. This decrease was primarily driven by our lower debt balances.

Loss on Early Extinguishment of Debt

We recorded a charge on early extinguishment of debt of $23.3 million, including a $15.6 million expense associated with the call premiums for the repayment of $300 million of outstanding debt in June and August 2006. In addition, we recorded $7.7 million of amortization of debt acquisition costs accelerated because of this debt repayment and the replacement of our previous credit facility.

Other Income (Expense) - Net

Other income (expense) - net for 2006 was income of $3.7 million, compared to income of $7.1 million for the prior year. The decrease in Other income (expense) relates primarily to higher minority interest expense in consolidated subsidiaries combined with non-recurring gains on the sale of fixed assets in 2005.

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

Inventories - Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out (“FIFO”) method. In valuing inventory, we are required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. The valuation of used equipment taken in trade from customers requires us to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events which could significantly influence our judgment and related estimates include general economic conditions in markets where our products are sold, new equipment price fluctuations, competitive actions, including the introduction of new products and technological advances, as well as new products and design changes we introduce. At December 31, 2007, reserves for excess and obsolete inventory totaled $105.5 million.

Accounts Receivable - We are required to judge our ability to collect accounts receivable from our customers. Valuation of receivables includes evaluating customer payment histories, customer leverage, availability of third party financing, political and exchange risks and other factors. Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. At December 31, 2007, reserves for potentially uncollectible accounts receivable totaled $62.5 million.

Guarantees - We have issued guarantees to financial institutions of customer financing to purchase equipment as of December 31, 2007. We must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer’s payment history, leverage, availability of third party finance, political and exchange risks and other factors. Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. To date, losses related to guarantees have been negligible.

Our customers, from time to time, may fund acquisition of our equipment through third-party finance companies. In certain instances, we may provide a credit guarantee to the finance company, by which we agree to make payments to the finance company should the customer default. Our maximum liability is limited to the remaining payments due to the finance company at the time of default. In the event of customer default, we are generally able to recover and dispose of the equipment at a minimum loss, if any, to us.

As of December 31, 2007, our maximum exposure to such credit guarantees was $220.0 million, including total guarantees issued by Terex Demag, part of the Cranes segment, and Genie, part of the Aerial Work Platforms segment, of $150.6 million and $38.6 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

We issue residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note R - “Litigations and Contingencies” in the Notes to the Consolidated Financial Statements, Genie’s maximum exposure related to residual value guarantees under sales-type leases was $39.3 million at December 31, 2007, with our total residual value guarantees issued (including Genie) of $41.3 million. We are able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2007, our maximum exposure pursuant to buyback guarantees was $132.6 million. We are able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We record a liability for the estimated fair value of guarantees issued pursuant to Financial Accounting Standards Board (the “FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of Statement of Financial Accounting Standards Nos. 5, 57 and 107 and rescission of FIN 34.” We recognize a loss under a guarantee when our obligation to make payment under the guarantee is probable and the amount of the loss can be estimated. A loss would be recognized if our payment obligation under the guarantee exceeds the value we can expect to recover to offset such payment, primarily through the sale of the equipment underlying the guarantee.

We have recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Consolidated Balance Sheet of approximately $19 million for the estimated fair value of all guarantees provided as of December 31, 2007.

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

We, from time to time, issue buyback guarantees in conjunction with certain sales agreements. These primarily relate to trade value agreements (“TVAs”) in which a customer may trade-in equipment in the future at a stated price/credit, if certain conditions are met by the customer. The trade in price/credit is determined at the time of the original sale of equipment. In conjunction with the trade-in, these conditions include a requirement to purchase new equipment at fair market value at the time of trade-in, which fair value is required to be of equal or greater value than the original equipment cost. Other conditions also include the general functionality and state of repair of the machine. We have concluded that any credit provided to customers under a TVA/buyback guarantee, which is expected to be equal to or less than the fair value of the equipment returned on the trade-in date, is a guarantee to be accounted for in accordance with FIN No. 45.

The original sale of equipment, accompanied by a buyback guarantee, is a multiple element transaction wherein we offer our customer the right, after some period of time, for a limited period of time, to exchange purchased equipment for a fixed price trade-in credit toward another of our products. The fixed price trade-in credit is accounted for under the guidance provided by FIN No. 45. Pursuant to this right, we have agreed to make a payment (in the form of a trade-in credit) to the customer contingent upon the customer exercising its right to trade-in the original purchased equipment. Under the guidance of FIN No. 45, we record the fixed price trade-in credit at its fair value. Accordingly, as noted above, we have accounted for the trade in credit as a separate deliverable in a multiple element arrangement.

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

Pension Benefits - Pension benefits represent financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. As of December 31, 2007, we maintained four qualified defined benefit pension plans and one nonqualified plan covering certain U.S. employees. The benefits for the qualified plan covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. Participation in the plan for salaried employees was frozen on or before October 15, 2000. The benefits for the three qualified plans covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. Participation was frozen effective December 31, 2000 for one plan, February 18, 2006 for another plan, and June 29, 2007 for the third plan. For all four qualified plans, no participants will be credited with service following the effective dates of their freeze, except that participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only. It is our policy, generally, to fund the qualified U.S. plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974. The nonqualified plan provides retirement benefits to certain senior executives of the Company and is unfunded. Generally, the nonqualified plan provides a benefit based on average total compensation earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program excluding salary deferrals and matching contributions. We maintain defined benefit plans in Germany, France, China, Netherlands, India and the United Kingdom for some of our subsidiaries. The plans in Germany, France, Netherlands, India and China are unfunded plans. Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds. For the U.S. plans, approximately 41% of the assets are in equity securities and 59% are in fixed income securities. For the U.K. funded plans, approximately 54% of the assets are in equity securities, 42% are in fixed income securities and 4% in real estate. This allocation is reviewed periodically and updated to meet the long-term goals of the plan.

Determination of defined benefit pension and postretirement plan obligations and their associated expenses requires the use of actuarial valuations to estimate the benefits that employees earn while working, as well as the present value of those benefits. We use the services of independent actuaries to assist with these calculations. Inherent in these valuations are economic assumptions including expected returns on plan assets, discount rates at which liabilities may be settled, rates of increase of health care costs, rates of future compensation increases as well as employee demographic assumptions such as retirement patterns, mortality and turnover. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover rates or longer or shorter life spans of participants. Actual results that differ from the actuarial assumptions used are recorded as unrecognized gains and losses. Unrecognized gains and losses that exceed 10 percent of the greater of the plan's projected benefit obligations or the market-related value of assets are amortized to earnings over the shorter of the estimated future service period of the plan participants or the period until any anticipated final plan settlements. The assumptions used in the actuarial models are evaluated periodically and are updated to reflect experience. We believe the assumptions used in the actuarial calculations are reasonable and are within accepted practices in each of the respective geographic locations in which we operate.

Expected long-term rates of return on pension plan assets were 8.00% for U.S. plans and 6.50% for the U.K. plans at December 31, 2007. These rates are determined annually by management based on a weighted average of current and historical market trends, historical portfolio performance and the portfolio mix of investments. The expected long-term rate of return on plan assets at December 31 is used to measure the earnings effects for the subsequent year. The difference between the expected return and the actual return on plan assets affects the calculated value of plan assets and, ultimately, future pension expense (income).

Our strategy with regard to the investments in the pension plans is to earn a rate of return sufficient to match or exceed the long-term growth of pension liabilities. The expected rate of return of plan assets represents an estimate of long-term returns on the investment portfolio. While we examine performance and future expectations annually, we also view historic asset portfolios and performance over a long period of years. In the short term, there may be fluctuations of positive and negative yields year over year, but over the long-term, the actual return is expected to match the expected assumptions. Actual results that differ from the assumptions are accumulated and amortized over future periods, and therefore, generally affect the recognized pension expense or benefit and our pension obligation in future periods.

The discount rates for pension plan liabilities were 6.00% for U.S. plans and 5.25% to 9.00% for international plans at December 31, 2007. The discount rate enables us to estimate the present value of expected future cash flows on the measurement date. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments at the December 31 measurement date. The discount rate at December 31 is used to measure the year-end benefit obligations and the earnings effects on the subsequent year. A lower discount rate increases the present value of benefit obligations and increases pension expense.

The expected rates of compensation increase for our international pension plans were 2.00% to 10.00% at December 31, 2007. These estimated annual compensation increases are determined by management every year and are based on historical trends and market indices.

We have recorded the underfunded status on our balance sheet as a liability and the unrecognized prior service costs and actuarial gains/losses as a reduction in Stockholders’ Equity on the Consolidated Balance Sheet. The change in assumptions from the previous year, primarily increases in the discount rate, resulted in a net decrease in the projected benefit obligation of $31.0 million.

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

The assumptions used in computing our net pension expense and projected benefit obligation have a significant effect on the amounts reported. A 0.25% change in each of the assumptions below would have the following effects upon net pension expense and projected benefit obligation, respectively, as of and for the year ended December 31, 2007:

	Increase		Decrease
	Discount Rate	Expected long- term rate of return	Discount Rate	Expected long- term rate of return
		($ amounts in millions)
U. S. Plans:
Net pension expense	$(0.2)	$(0.3)	$0.2	$0.3
Projected benefit obligation	$(3.9)	$—	$4.1	$—

Foreign Plans:
Net pension expense	$(1.1)	$(0.3)	$0.9	$0.3
Projected benefit obligation	$(12.5)	$—	$13.8	$—

Income Taxes - We estimate income taxes based on enacted tax laws in the various jurisdictions where we conduct business. We recognize deferred income tax assets and liabilities, which represent future tax benefits or obligations of the Company. These deferred income tax balances arise from temporary differences due to divergent treatment of certain items for accounting and income tax purposes.

We evaluate deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character, amount and timing to result in the use of our deferred tax assets. “Character” refers to the type (capital gain vs. ordinary income) as well as the source (foreign vs. domestic) of the income we generate. “Timing” refers to the period in which future income is expected to be generated. Timing is important because some net operating losses (“NOLs”) expire if not used within an established statutory time frame. Based on these evaluations, we have determined that it is more likely than not that expected future earnings will be sufficient to use most of our deferred tax assets.

Judgments and estimates are required to determine tax expense and deferred tax valuation allowances and in assessing exposures related to tax matters. Tax returns are subject to audit and local taxing authorities could challenge tax-filing positions we take. Our practice is to file income tax returns that conform to the requirements of each jurisdiction and to record provisions for tax liabilities, including interest and penalties in accordance with FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). As our business has grown in size and complexity, so has our potential exposure to uncertain tax positions.  Given the subjective nature of applicable tax law, the results of an audit of any tax return could have a significant impact on our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3 (“EITF No. 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The classification in the income statement of taxes is considered an accounting policy and any change in presentation would require the application of Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” In addition, under the scope of EITF No. 06-3, significant taxes recorded in the Consolidated Statement of Income would require disclosure of the accounting policy elected and amounts reflected in gross revenue for all periods presented. Provisions of EITF No. 06-3 are effective for fiscal years beginning after December 15, 2006. We adopted this accounting standard on January 1, 2007. Adoption of EITF No. 06-3 did not have a material impact on our financial statements.

In June 2006, the FASB issued, FIN No. 48, which clarifies accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. Provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings as of January 1, 2007. We adopted this accounting standard on January 1, 2007. See Note C - “Income Taxes” in the Notes to the Consolidated Financial Statements for the impact of adoption of FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model.  In February 2008, the FASB issued FASB Staff Positions (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157”. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of 2009.  We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141R changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS No. 141R may have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141R. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating the effects, if any, that SFAS No. 160 may have on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets. We believe that cash generated from our operations, together with access to our bank credit facilities and our cash on hand, provide adequate liquidity to meet our operating and debt service requirements. We had cash and cash equivalents of $1,272.4 million at December 31, 2007. In addition, we had $598.1 million available for borrowing under our revolving credit facilities at December 31, 2007.

Generating cash from operations depends primarily on our ability to earn net income through sales of our products and manage our investment in working capital. We continue to focus on collecting receivables in a timely manner. Consistent with past practice, each quarter we sell receivables to various third party financial institutions through several pre-arranged facilities. During the fourth quarter of 2007 and 2006, we sold, without recourse, accounts receivable approximating 9% and 12% of our fourth quarter revenue in 2007 and 2006, respectively, to provide additional liquidity. The discontinuance of these facilities could reduce our liquidity.

We are focused on increasing inventory turns by sharing, throughout our Company, many of the best practices and lean manufacturing processes that several of our business units have implemented successfully. We continue to experience challenges with supply chain capacities and deliveries. Substantial effort has gone into reviewing and improving our materials planning and forecasting methods, and, despite high current levels of inventory, we are seeing improvements in many areas. We expect these initiatives to reduce the level of inventory needed to support business and allow us to reduce our manufacturing lead times, thereby reducing our working capital requirements.

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

•	As our sales increase, the absolute amount of working capital needed to support our business may increase, with a corresponding reduction in cash generated by operations.
•
We insure and sell a portion of our accounts receivable to third party finance companies that are not obligated to purchase accounts receivable from us, and may choose to limit or discontinue further purchases from us at any time. Changes in customers’ credit worthiness, in the market for credit insurance or in the willingness of third party finance companies to purchase accounts receivable from us can impact our cash flow from operations.

•
Our suppliers extend payment terms to us based on our overall credit rating. Declines in our credit rating may impact suppliers’ willingness to extend terms and in turn increase the cash requirements of our business.

•
Sales of our products are subject to general economic conditions, weather, competition and the translation effect of foreign currency exchange rate changes, and other factors that in many cases are outside our direct control. For example, during periods of economic uncertainty, many of our customers have tended to delay purchasing decisions, which has had a negative impact on cash generated from operations.

We negotiate, when possible, advance payments from our customers for products with long lead times to help fund the substantial working capital investment in these projects.

Our sales have become less seasonal as we have grown, diversified our product offerings and expanded the geographic reach of our products, and our sales have become less dependent on construction products and sales in the United States and Europe. In addition, high levels of backlog in a number of our segments have led to longer wait times and deliveries being accepted regardless of the season. As a result, we expect first and second half sales to be relatively equal in 2008.

In 2007, our income tax payments increased. In 2005 and 2006, we used net operating losses to reduce our cash income tax payments, most notably in the U.S., Germany and the United Kingdom. The U.S. net operating loss was substantially utilized in 2006, resulting in higher cash payments in the U.S. for 2007. Increasing profitability in Germany resulted in additional utilization of net operating loss carry forwards in Germany, partially offsetting the increased cash payments in the U.S.

Because of the quarterly pattern of our sales, we have recently used cash to fund our operations in the first quarter of the year and generated cash in the remaining three quarters of the year. In 2007, we used cash in the first quarter and generated cash in the rest of the year. We expect our cash flow performance in 2008 to be heavily influenced by our ability to reduce inventory as a percentage of sales, driven by efficiency improvements and easing of supplier constraints. We expect our operating cash flow pattern in 2008 to be similar or better than 2007.

To help fund our significant cash expenditures during the first quarter of the year, we have maintained cash balances and a revolving line of credit in addition to term borrowings from our bank group. Our bank credit facilities provide us with a revolving line of credit of up to $700 million that is available through July 14, 2012 and term debt of $200 million that will mature on July 14, 2013. The revolving line of credit consists of $500 million of available domestic revolving loans and $200 million of available multicurrency revolving loans. The credit facilities also provide for incremental loan commitments of up to $300 million, which may be extended at the option of the lenders, in the form of revolving credit loans, term loans or a combination of both.

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

We currently comply with all of our financial covenants under the bank credit facilities. Our future compliance with our financial covenants under the bank credit facilities will depend on our ability to generate earnings and manage our assets effectively. Our bank credit facilities also have various non-financial covenants, requiring us to refrain from taking certain actions (as described above) and requiring us to take certain actions, such as keeping in good standing our corporate existence, maintaining insurance, and providing our bank lending group with financial information on a timely basis.

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

On November 13, 2007, we issued $800 million aggregate principal amount of 8% Senior Subordinated Notes Due 2017 (the “8% Notes”). The 8% Notes are not currently guaranteed by any of our subsidiaries, but under certain limited circumstances could become guaranteed by certain of our domestic subsidiaries. The 8% Notes are redeemable by us beginning in November 2012 at an initial redemption price of 104.000% of principal amount.

The interest rates charged under our bank credit facilities are subject to adjustment based on our consolidated leverage ratio. The weighted average interest rate on the outstanding portion of the revolving credit component under our bank credit facilities was 5.32% at December 31, 2006. We did not have any outstanding borrowings under our revolver at December 31, 2007. The weighted average interest rate on the term loans under the bank credit facilities was 6.58% and 7.11% at December 31, 2007 and 2006, respectively.

We have also positioned ourselves to repurchase some of our outstanding common stock as conditions warrant. In December 2006, our Board of Directors authorized the repurchase of up to $200 million of our outstanding common shares through June 30, 2008. In December 2007, our Board of Directors increased the share repurchase program by $500 million, bringing the total amount that may be repurchased under the program to $700 million, and extended the expiration date for the program through June 30, 2009. During the year ended December 31, 2007, we repurchased 2,328,108 shares for $166.6 million under this program.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix without substantially increasing risk.

We anticipate that acquisitions will be a part of our growth strategy, and with the recent volatility in the financial markets, we are positioned to take advantage of opportunities as they arise. We intend to use our liquidity to target acquisitions and fund internal expansion activities, including capital expenditures. On November 6, 2007, we acquired SHM for approximately $146 million. On January 14, 2008, we announced that we have reached a definitive agreement to acquire ASV for approximately $488 million.

Our ability to access the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, some specific to us, and others related to general economic and/or financial market conditions. These include results of operations, projected operating results for future periods and debt to equity leverage. In July 2007, we filed a shelf registration statement with the SEC to allow for easier access to the capital markets. Our ability to access the capital markets is also subject to our timely filing of periodic reports with the SEC. In addition, the terms of our bank credit facility and senior subordinated notes restrict our ability to make further borrowings and to sell substantial portions of our assets.

Cash Flows - 2007 vs. 2006

Cash provided by operations for the year ended December 31, 2007 totaled $361.4 million, compared to $492.3 million for the year ended December 31, 2006. The decrease in cash provided resulted from higher working capital, particularly inventory due to the net sales increase, logistics issues related to our increased level of international business, which is causing longer transport times and certain supplier constraints limiting production throughput, which increased our use of cash by $157.8 million.

Cash used in investing activities for the year ended December 31, 2007 was $251.5 million, or $199.6 million more than cash used in investing activities for the year ended December 31, 2006, primarily due to the acquisition of SHM for approximately $146 million and $32.6 million higher capital expenditures in the current year, including costs associated with implementing our enterprise management system. Additionally, in the prior year we had $55.2 million of proceeds from the sale of a discontinued operation.

We provided cash from financing activities of $431.1 million for the year ended December 31, 2007, compared to cash used in financing activities for the year ended December 31, 2006 of $352.7 million. The change in financing cash flows was primarily due to the issuance of $800 million of long-term debt and repayment of $200 million in long-term debt in 2007 compared to repayment of $300 million of long-term debt in the year ended December 31, 2006, offset by share repurchases in 2007 of $166.6 million.

Contractual Obligations

The following table sets out our specified contractual obligations at December 31, 2007:

		Payments due by year
	Total Committed	2008	2009	2010	2011	2012	Thereafter
Long-term debt obligations	$2,162.5	$127.8	$98.0	$99.8	$107.1	$99.3	$1,630.5
Capital lease obligations	9.3	2.2	1.7	1.6	1.4	1.0	1.4
Operating lease obligations	344.1	60.2	49.0	40.2	29.8	25.8	139.1
Total	$2,515.9	$190.2	$148.7	$141.6	$138.3	$126.1	$1,771.0

Long-term debt obligations include expected interest expense. Interest expense is calculated using fixed interest rates for indebtedness that has fixed rates and the implied forward rates as of December 31, 2007 for indebtedness that has floating interest rates.

As of December 31, 2007, our liability for uncertain income tax positions was $122.6 million. We expect to pay approximately $5 million of this liability during 2008. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the remaining liabilities, we are unable to make a reasonable estimate of the amount and period in which these remaining liabilities might be paid.

Additionally, at December 31, 2007, we had outstanding letters of credit that totaled $136.1 million and had issued $220.0 million in credit guarantees of customer financing to purchase equipment, $41.3 million in residual value guarantees and $132.6 million in buyback guarantees.

We maintain defined benefit pension plans for some of our operations in the United States and Europe. It is our policy to fund the pension plans at the minimum level required by applicable regulations. In 2007, we made cash contributions to the pension plans of $17.9 million, and we estimate that our pension plan contributions will be approximately $19 million in 2008.

We participate in a joint venture arrangement with a European financial institution as described below in “Off-Balance Sheet Arrangements -Variable Interest Entities.”

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

Our customers, from time to time, may fund the acquisition of our equipment through third-party finance companies. In certain instances, we may provide a credit guarantee to the finance company, by which we agree to make payments to the finance company should the customer default. Our maximum liability is limited to the remaining payments due to the finance company at the time of default. In the event of customer default, we are generally able to recover and dispose of the equipment at a minimum loss, if any, to us.

As of December 31, 2007, our maximum exposure to such credit guarantees was $220.0 million, including total credit guarantees issued by Terex Demag, part of our Cranes segment, and Genie, part of our Aerial Work Platforms segment, of $150.6 million and $38.6 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

We issue, from time to time, residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note R - “Litigation and Contingencies” in the Notes to the Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $41.3 million at December 31, 2007. We are able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2007, our maximum exposure pursuant to buyback guarantees was $132.6 million. We are able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Consolidated Balance Sheet of approximately $19 million for the estimated fair value of all guarantees provided as of December 31, 2007.

Variable Interest Entities

We own a forty percent (40%) interest in the TFSH joint venture. A European financial institution owns the majority sixty percent (60%) interest in TFSH. As defined by FIN No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” TFSH is a variable interest entity. Based on the legal, financial and operating structure of TFSH, we have concluded that we are not the primary beneficiary of TFSH and that we do not control the operations of TFSH. Accordingly, we do not consolidate the results of TFSH into our Consolidated Financial Statements. We apply the equity method of accounting for our investment in TFSH. The scope of TFSH’s operations includes the opportunity to facilitate the financing of our products sold in certain areas of Europe.

As of December 31, 2007, TFSH had total assets of $579.9 million, consisting primarily of financing receivables and lease related equipment, and total liabilities of $527.4 million, consisting primarily of debt issued by our joint venture partner. Prior to March 31, 2006, we provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of December 31, 2007, the maximum exposure to loss under these guarantees was approximately $18 million. Additionally, we are required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in our reimbursement to TFSH of losses to the extent of our ownership percentage. Because of the capital account balance requirements for TFSH, during the first quarter of 2006, we contributed our proportional share of these requirements, which represented an additional $3.4 million in cash to TFSH.

Sale-Leaseback Transactions

Our rental business typically rents equipment to customers for periods of no less than three months. To better match cash outflows in the rental business to cash inflows from customers, we finance the equipment through a series of sale-leasebacks, which are classified as operating leases. The leaseback period is typically 60 months in duration. At December 31, 2007, the historical cost of equipment being leased back from the financing companies was approximately $42 million and the minimum lease payment in 2008 will be approximately $8 million.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which we do business are the Euro and British Pound. We may, from time to time, hedge specifically identified committed cash flows or forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At December 31, 2007, we had foreign exchange contracts with a notional value of $1,196.7 million.

We manage exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintaining an on-going balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary.

See “Quantitative and Qualitative Disclosures About Market Risk” below, for a discussion of the impact that changes in foreign currency exchange rates and interest rates may have on our financial performance.

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over LIBOR. At December 31, 2007, the floating rate was 7.69%. In a prior year, we entered into an interest rate agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of our 7-3/8% Senior Subordinated Notes. To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million. We recorded this loss as an adjustment to the carrying value of the hedged debt and are amortizing it through the debt maturity date.

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

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar versus functional currencies of our major markets, which include the Euro and British Pound. We assess foreign currency risk based on transactional cash flows and identify naturally offsetting positions and purchase hedging instruments to protect anticipated exposures. At December 31, 2007, we had foreign exchange contracts with a notional value of approximately $1,196.7 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a net loss of $5.6 million at December 31, 2007.

At December 31, 2007, we performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a decrease in the value of the U.S. dollar relative to currencies outside the U.S. by an additional 10% to amounts already incorporated in the financial statements for the year ended December 31, 2007, would have had a translation effect of foreign currency exchange rate changes that would have increased our operating income by approximately $54 million in 2007.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an on-going balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary. At December 31, 2007, approximately 46% of our debt was floating rate debt and the weighted average interest rate for all debt was 7.55%.

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over LIBOR. At December 31, 2007, the floating rate was 7.69%. In a prior year, we entered into an interest rate agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of our 7-3/8% Senior Subordinated Notes. To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million. We recorded this loss as an adjustment to the carrying value of the hedged debt and are amortizing it through the debt maturity date.

At December 31, 2007, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at December 31, 2007 would have increased interest expense by approximately $5 million in 2007.

Commodities Risk

Principal materials that we use in our various manufacturing processes include steel, castings, engines, tires, hydraulic cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Our performance may be impacted by extreme movements in material costs and from availability of these materials. As our manufacturing volume has increased, our need for these commodities and manufactured items also has increased, which in turn has created pressure on our existing supplier base to deliver us materials on a timely basis and in sufficient amounts when requested. This supply constraint has been exacerbated as a result of higher global demand for the same materials caused by recovering end-markets in our some of product areas and by higher consumption from developing economies such as China. The inability of suppliers to deliver materials promptly has resulted, and could result, in production delays and increased costs to manufacture our products. Some of the necessary components for which we have experienced supply constraints over the recent past include large off-highway tires, steel and steel products, bearings, gear boxes, hydraulic components and various fabricated weldments. Furthermore, as demand for these materials has increased, we have experienced increased costs to obtain these components.

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

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2007 and 2006 are as follows (in millions, except per share amounts).

	2007				2006
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net sales	$2,586.3	$2,196.5	$2,342.2	$2,012.7	$2,029.5	$1,903.7	$2,020.5	$1,693.9
Gross profit	498.6	464.3	507.1	412.0	375.5	367.4	392.7	307.5
Income from continuing operations	174.0	151.5	174.6	113.8	100.9	105.6	113.1	76.9
Income (loss) from discontinued operations – net of tax	—	—	—	—	—	3.1	6.1	1.9
Loss on disposition of discontinued operations	—	—	—	—	—	(7.7)	—	—
Net income	174.0	151.5	174.6	113.8	100.9	101.0	119.2	78.8
Per share:
Basic
Income from continuing operations	$1.71	$1.48	$1.70	$1.11	$0.99	$1.05	$1.13	$0.77
Income from discontinued operations – net of tax	—	—	—	—	—	0.03	0.06	0.02
Loss on disposition of discontinued operations	—	—	—	—	—	(0.08)	—	—
Net income	$1.71	$1.48	$1.70	$1.11	$0.99	$1.00	$1.19	$0.79
Diluted
Income from continuing operations	$1.67	$1.45	$1.66	$1.09	$0.97	$1.02	$1.10	$0.75
Income from discontinued operations – net of tax	—	—	—	—	—	0.03	0.06	0.02
Loss on disposition of discontinued operations	—	—	—	—	—	(0.07)	—	—
Net income	$1.67	$1.45	$1.66	$1.09	$0.97	$0.98	$1.16	$0.77

The accompanying unaudited quarterly financial data has been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with Item 302 of Regulation S-K. In our opinion, all adjustments considered necessary for a fair statement have been made and were of a normal recurring nature.

During the quarter ended December 31, 2007, we recorded an immaterial out of period adjustment, arising in the prior years 2002 through 2006, that decreased the Provision for income taxes by $10.9 million. We did not adjust the prior periods as we concluded that such adjustment was not material to the prior periods’ consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of December 31, 2007, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

MANAGEMENT’S REMEDIATION INITIATIVES

In our Annual Report on Form 10-K for the year ended December 31, 2006, management identified a material weakness in our internal control over financial reporting with respect to accounting for income taxes. A material weakness is defined to be a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In response to this material weakness, we took a number of substantial actions during the year and quarter ended December 31, 2007, as outlined below.

•
We hired a senior tax manager, a transfer pricing manager, and a senior tax analyst based in the U.S., a tax manager and a tax analyst based in the United Kingdom, and a tax analyst based in Australia to improve our internal tax resource capability.

•
U.S. tax personnel visited sites in Germany, Sweden, France, Italy, Australia, and the United Kingdom to provide technical and process guidance and review tax calculations, balances and the progress of the foreign tax accrual to tax return reconciliations.

•	Tax managers from the U.K., Australia, and Germany visited the U.S. repeatedly and participated during our quarterly closing processes to improve understanding and team coordination.

•	We operated and tested controls at each quarter end, expanding the scope of testing each quarter and at year-end.

•
Throughout the year, we used our quarterly close and internal control testing process to refine key controls and align such controls with the duties of individuals responsible for the compliance process.

•	Consistent with our refinement of key controls, we updated documentation and communicated to the individuals responsible for the compliance process.

•	We developed more robust tax provision checklists and documentation packages to be prepared on a quarterly basis by our international and domestic finance teams.

•	We created tracking mechanisms to measure the timeliness of compliance and focus attention on areas where assistance was required.

•	We implemented a FIN No. 48 analysis model and developed a quarterly data collection process to regularly update our FIN No. 48 provision and associated balances.

•	We completed more detailed accrual to return analyses and tax basis balance sheets to further validate our income tax balances.

•	We successfully operated and tested our internal controls over income tax accounting as of December 31, 2007.

We have determined as of December 31, 2007, that the remediated controls discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable us to conclude that the material weakness regarding accounting for income taxes has been remediated.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As described above, there have been changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,462,060	(1)	$17.41	2,588,076
Equity compensation plans not approved by shareholders	-		-	-
Total	1,462,060	(1)	$17.41	2,588,076

(1)
This does not include 2,435,355 of restricted stock awards, which are also not included in the calculation of weighted average exercise price of outstanding options, warrants and rights in column (b) of this table.

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

TEREX CORPORATION

By:	/s/ Ronald M. DeFeo	February 27, 2008
Ronald M. DeFeo, Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ronald M. DeFeo	Chairman, Chief Executive Officer,	February 27, 2008
Ronald M. DeFeo	and Director
(Principal Executive Officer)

/s/ Phillip C. Widman	Senior Vice President - Chief Financial	February 27, 2008
Phillip C. Widman	Officer
(Principal Financial Officer)

/s/ Jonathan D. Carter	Vice President, Controller and Chief	February 27, 2008
Jonathan D. Carter	Accounting Officer
(Principal Accounting Officer)

/s/ G. Chris Andersen	Director	February 27, 2008
G. Chris Andersen

/s/ Paula H. J. Cholmondeley	Director	February 27, 2008
Paula H. J. Cholmondeley

/s/ Don DeFosset	Director	February 27, 2008
Don DeFosset

/s/ William H. Fike	Director	February 27, 2008
William H. Fike

/s/ Donald P. Jacobs	Director	February 27, 2008
Donald P. Jacobs

/s/ David A. Sachs	Director	February 27, 2008
David A. Sachs

/s/ Oren G. Shaffer	Director	February 27, 2008
Oren G. Shaffer

/s/ Helge H. Wehmeier	Director	February 27, 2008
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

4.4
Supplemental Indenture, dated November 13, 2007, among Terex Corporation and HSBC Bank USA, National Association relating to 8% Senior Subordinated Notes due 2017 (incorporated by reference to Exhibit 4.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated November 13, 2007 and filed with the Commission on December 14, 2007).

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

10.16
Summary of material terms of non-CEO 2008 performance targets under the Terex Corporation 2004 Annual Incentive Compensation Plan (incorporated by reference to Form 8-K Current Report, Commission File No. 1-10702, dated December 13, 2007 and filed with the Commission on December 19, 2007).

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

10.20
Amendment No. 1, dated January 11, 2008, to the Credit Agreement dated as of July 14, 2006, among Terex Corporation, certain of its subsidiaries, the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 11, 2008 and filed with the Commission on January 11, 2008).

10.21
Guarantee and Collateral Agreement dated as of July 14, 2006 among Terex Corporation, certain of its subsidiaries and Credit Suisse, as Collateral Agent (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated July 14, 2006 and filed with the Commission on July 17, 2006).

10.22
Employment and Compensation Agreement, dated as of July 1, 2005, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated July 1, 2005 and filed with the Commission on July 7, 2005).

10.23
Summary of certain terms of the Employment and Compensation Agreement, dated as of July 1, 2005, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Form 8-K Current Report, Commission File No. 1-10702, dated March 6, 2007 and filed with the Commission on March 8, 2007).

10.24
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

10.27
Employment Letter dated as of November 8, 2006 between Terex Corporation and Thomas J. Riordan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated November 13, 2006 and filed with the Commission on November 13, 2006).

10.28
Underwriting Agreement, dated November 7, 2007, among Terex Corporation and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and UBS Securities LLC, as representatives for the several underwriters named therein (incorporated by reference to Exhibit 1.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated November 7, 2007 and filed with the Commission on November 8, 2007).

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

TEREX CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007 AND 2006
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Terex Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Terex Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As disclosed in Note A, the Company changed the manner in which it accounts for uncertain tax positions upon adoption of the accounting guidance of Financial Accounting Standards Board Interpretation No. 48 on January 1, 2007.

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

/s/PricewaterhouseCoopers LLP

Stamford, Connecticut
February 27, 2008

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)

	Year Ended December 31,
	2007	2006	2005

Net sales	$9,137.7	$7,647.6	$6,156.5
Cost of goods sold	7,255.7	6,204.5	5,209.2
Gross profit	1,882.0	1,443.1	947.3

Selling, general and administrative expenses	(920.6)	(733.6)	(573.6)
Goodwill impairment	—	—	(3.3)
Income from operations	961.4	709.5	370.4

Other income (expense):
Interest income	19.1	15.5	7.7
Interest expense	(65.8)	(90.7)	(96.3)
Loss on early extinguishment of debt	(12.5)	(23.3)	—
Amortization of debt issuance costs	(2.1)	(3.2)	(3.5)
Other income (expense) - net	19.2	6.9	10.6
Income from continuing operations before income taxes	919.3	614.7	288.9
Provision for income taxes	(305.4)	(218.2)	(101.3)
Income from continuing operations	613.9	396.5	187.6
Income from discontinued operations – net of tax	—	11.1	0.9
Loss on disposition of discontinued operations – net of tax	—	(7.7)	—
Net income	$613.9	$399.9	$188.5

PER COMMON SHARE:
Basic
Income from continuing operations	$6.00	$3.94	$1.89
Income from discontinued operations	—	0.11	0.01
Loss on disposition of discontinued operations	—	(0.08)	—
Net income	$6.00	$3.97	$1.90

Diluted
Income from continuing operations	$5.85	$3.85	$1.84
Income from discontinued operations	—	0.10	—
Loss on disposition of discontinued operations	—	(0.07)	—
Net income	$5.85	$3.88	$1.84
Weighted average number of shares outstanding in per share calculation
Basic	102.4	100.7	99.4
Diluted	104.9	103.0	102.2

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(in millions, except par value)

	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,272.4	$676.7
Trade receivables (net of allowance of $62.5 and $60.3 as of December 31, 2007 and 2006, respectively)	1,195.8	950.5
Inventories	1,934.3	1,502.0
Deferred taxes	166.3	132.9
Other current assets	208.1	170.7
Total Current Assets	4,776.9	3,432.8

LONG-TERM ASSETS
Property, plant and equipment - net	419.4	338.5
Goodwill	699.0	632.8
Deferred taxes	143.1	172.5
Other assets	277.9	209.3
TOTAL ASSETS	$6,316.3	$4,785.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$32.5	$227.0
Trade accounts payable	1,212.9	1,034.3
Accrued compensation and benefits	194.8	169.3
Accrued warranties and product liability	132.0	107.6
Customer advances	181.8	81.2
Other current liabilities	421.3	407.8
Total Current Liabilities	2,175.3	2,027.2

NON-CURRENT LIABILITIES
Long-term debt, less current portion	1,319.5	536.1
Retirement plans and other	478.3	471.6
TOTAL LIABILITIES	3,973.1	3,034.9

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value - authorized 300.0 shares; issued 106.2 and 104.7 shares at December 31, 2007 and 2006, respectively	1.1	1.0
Additional paid-in capital	1,004.1	923.7
Retained earnings	1,284.7	707.3
Accumulated other comprehensive income	256.6	155.2
Less cost of shares of common stock in treasury 5.9 and 3.6 shares at December 31, 2007 and 2006, respectively	(203.3)	(36.2)
Total Stockholders’ Equity	2,343.2	1,751.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,316.3	$4,785.9

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
BALANCE AT JANUARY 1, 2005	$0.5	$844.5	$118.9	$206.5	$(35.2)	$1,135.2

Net Income	—	—	188.5	—	—	188.5
Other Comprehensive Income (Loss):
Translation adjustment	—	—	—	(163.0)	—	(163.0)
Pension liability adjustment	—	—	—	(11.7)	—	(11.7)
Derivative hedging adjustment	—	—	—	(5.6)	—	(5.6)
Comprehensive Income						8.2
Issuance of Common Stock	—	16.2	—	—	—	16.2
Compensation under Stock-based Plans	—	1.2	—	—	0.4	1.6
Acquisition of Treasury Stock	—	—	—	—	(0.2)	(0.2)
BALANCE AT DECEMBER 31, 2005	0.5	861.9	307.4	26.2	(35.0)	1,161.0

Net Income	—	—	399.9	—	—	399.9
Other Comprehensive Income (Loss):
Translation adjustment	—	—	—	137.7	—	137.7
Pension liability adjustment	—	—	—	5.6	—	5.6
Derivative hedging adjustment	—	—	—	4.0	—	4.0
Comprehensive Income						547.2
Impact of FAS No. 158 adoption	—	—	—	(18.3)	—	(18.3)
Effect of stock split	0.5	(0.5)	—	—	—	—
Issuance of Common Stock	—	46.2	—	—	—	46.2
Compensation under Stock-based Plans	—	15.6	—	—	5.6	21.2
Acquisition of Treasury Stock	—	0.5	—	—	(6.8)	(6.3)
BALANCE AT DECEMBER 31, 2006	1.0	923.7	707.3	155.2	(36.2)	1,751.0

Net Income	—	—	613.9	—	—	613.9
Other Comprehensive Income (Loss):
Translation adjustment	—	—	—	96.9	—	96.9
Pension liability adjustment	—	—	—	10.5	—	10.5
Derivative hedging adjustment	—	—	—	(6.0)	—	(6.0)
Comprehensive Income						715.3
Impact of FIN No. 48 adoption	—	—	(36.5)	—	—	(36.5)
Issuance of Common Stock	0.1	42.6	—	—	—	42.7
Compensation under Stock-based Plans	—	37.8	—	—	1.3	39.1
Acquisition of Treasury Stock	—	—	—	—	(168.4)	(168.4)
BALANCE AT DECEMBER 31, 2007	$1.1	$1,004.1	$1,284.7	$256.6	$(203.3)	$2,343.2

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$613.9	$399.9	$188.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	63.4	61.2	61.4
Amortization	12.8	11.8	14.2
Deferred taxes	2.8	65.9	19.1
Loss on early extinguishment of debt	3.2	7.2	—
Gain on sale of assets	(11.3)	(2.5)	(3.3)
Impairment charges and asset writedowns	—	—	3.7
Loss on disposition of discontinued operations	—	6.5	—
Stock-based compensation expense	64.9	43.5	10.7
Excess tax benefit from stock-based compensation	(22.9)	(16.9)	—
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(182.8)	(214.2)	(100.9)
Inventories	(326.3)	(168.5)	(128.3)
Trade accounts payable	122.5	103.0	89.0
Accrued compensation and benefits	1.2	32.6	29.1
Income taxes payable	4.8	10.2	37.3
Accrued warranties and product liability	13.6	21.7	10.5
Customer advances	93.7	43.2	12.8
Other	(92.1)	87.7	29.6
Net cash provided by operating activities	361.4	492.3	273.4

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(154.4)	(33.2)	(5.1)
Capital expenditures	(111.5)	(78.9)	(48.6)
Investments in and advances to affiliates	(0.9)	(7.1)	(4.6)
Proceeds from disposition of discontinued operations – net of cash divested	—	55.2	—
Proceeds from sale of assets	15.3	12.1	1.6
Net cash used in investing activities	(251.5)	(51.9)	(56.7)

FINANCING ACTIVITIES
Principal repayments of long-term debt	(200.0)	(300.0)	—
Proceeds from issuance of long-term debt	800.0	—	—
Payment of debt issuance costs	(10.7)	(7.9)	—
Excess tax benefit from stock-based compensation	22.9	16.9	—
Net repayments under revolving line of credit agreements	(29.0)	(73.4)	(35.5)
Share repurchase	(166.6)	—	—
Proceeds from stock options exercised	10.4	15.3	5.1
Other	4.1	(3.6)	(18.6)
Net cash provided by (used in) financing activities	431.1	(352.7)	(49.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	54.7	35.4	(32.9)
Net Increase in Cash and Cash Equivalents	595.7	123.1	134.8

Cash and Cash Equivalents at Beginning of Period	676.7	553.6	418.8
Cash and Cash Equivalents at End of Period	$1,272.4	$676.7	$553.6

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
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

Reclassification and Out of Period Adjustment. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

During the year ended December 31, 2007, the Company recorded an immaterial out of period adjustment, arising in the prior years 2002 through 2006, that decreased the Provision for income taxes by $10.9. The Company did not adjust the prior periods as it concluded that such adjustment was not material to the prior periods’ consolidated financial statements.

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

Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value. Cash and cash equivalents at December 31, 2007 and 2006 include $3.7 and $2.5, respectively, which were not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out (“FIFO”) method. In valuing inventory, management is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events which could significantly influence management’s judgment and related estimates include general economic conditions in markets where the Company’s products are sold, new equipment price fluctuations, competitive actions including the introduction of new products and technological advances, as well as new products and design changes introduced by the Company. At December 31, 2007 and 2006, reserves for excess and obsolete inventory totaled $105.5 and $97.9, respectively.

Debt Issuance Costs. Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt. Capitalized debt issuance costs related to debt that is extinguished early are charged to expense at the time of retirement. Debt issuance costs before amortization totaled $26.0 and $18.5 at December 31, 2007 and 2006, respectively.

Intangible Assets. Intangible assets include purchased patents, trademarks and other specifically identifiable assets and are amortized on a straight-line basis over the respective estimated useful lives, which range from three to twelve years. Intangible assets are reviewed for impairment when circumstances warrant.

Goodwill. Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. The Company does not amortize goodwill, in accordance with Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” The Company selected October 1 as the date for the required annual impairment test. There were no indicators of goodwill impairment in either of the tests performed as of October 1, 2007 and 2006. The impairment test performed as of October 1, 2005 identified indicators of goodwill impairment in the Roadbuilding, Utility Products and Other segment that resulted in a pre-tax impairment charge of $3.3. See Note L – “Goodwill.”

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

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset. The Company did not have any impairments in its long-lived assets for the years ended December 31, 2007, 2006 and 2005.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical customer review. The Company reviews its allowance for doubtful accounts at least quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company has off-balance-sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note R - “Litigation and Contingencies.” Substantially all receivables were trade receivables at December 31, 2007 and 2006.

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

The Company, from time to time, issues buyback guarantees in conjunction with certain sales agreements. These primarily relate to trade value agreements (“TVAs”) in which a customer may trade-in equipment in the future at a stated price/credit, if certain conditions are met by the customer. The trade in price/credit is determined at the time of the original sale of equipment. In conjunction with the trade-in, these conditions include a requirement to purchase new equipment at fair market value at the time of trade-in, which fair value is required to be of equal or greater value than the original equipment cost. Other conditions also include the general functionality and state of repair of the machine. The Company has concluded that any credit provided to customers under a TVA/buyback guarantee, which is expected to be equal to or less than the fair value of the equipment returned on the trade-in date, is a guarantee to be accounted for in accordance with FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”).

The original sale of equipment, accompanied by a buyback guarantee, is a multiple element transaction wherein the Company offers its customer the right, after some period of time, for a limited period of time, to exchange purchased equipment for a fixed price trade-in credit toward another of our products. The fixed price trade-in credit is accounted for under the guidance provided by FIN No. 45. Pursuant to this right, the Company has agreed to make a payment (in the form of a trade-in credit) to the customer contingent upon the customer exercising its right to trade-in the original purchased equipment. Under the guidance of FIN No. 45, the Company records the fixed price trade-in credit at its fair value. Accordingly, as noted above, the Company has accounted for the trade in credit as a separate deliverable in a multiple element arrangement.

Guarantees. The Company records a liability for the estimated fair value of guarantees issued pursuant to FIN No. 45. The Company recognizes a loss under a guarantee when its obligation to make payment under the guarantee is probable and the amount of the loss can be estimated. A loss would be recognized if the Company’s payment obligation under the guarantee exceeds the value it can expect to recover to offset such payment, primarily through the sale of the equipment underlying the guarantee.

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

A liability for estimated warranty claims is accrued at the time of sale. The non-current portion of the warranty accrual is included in Retirement plans and other in the Company’s Consolidated Balance Sheet. The liability is established using historical warranty claim experience for each product sold. Historical claim experience may be adjusted for known design improvements or for the impact of unusual product quality issues. Warranty reserves are reviewed quarterly to ensure critical assumptions are updated for known events that may impact the potential warranty liability.

The following table summarizes the changes in the consolidated current and non-current product warranty liability:

Balance as of December 31, 2005	$87.9
Accruals for warranties issued during the year	122.4
Changes in estimates	(8.8)
Settlements during the year	(87.6)
Foreign exchange effect	6.1
Balance as of December 31, 2006	120.0
Accruals for warranties issued during the year	140.7
Changes in estimates	(11.1)
Settlements during the year	(111.6)
Foreign exchange effect	7.4
Balance as of December 31, 2007	$145.4

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

Defined Benefit Pension and Other Postretirement Benefits. The Company provides postretirement benefits to certain former salaried and hourly employees and certain hourly employees covered by bargaining unit contracts that provide such benefits. The Company accounts for these benefits under SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106,  “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. See Note P – “Retirement Plans and Other Benefits.”

Deferred Compensation. The Company maintains a Deferred Compensation Plan, which is described more fully in Note P - “Retirement Plans and Other Benefits.” The Company’s common stock, par value $.01 per share (“Common Stock”) held in a rabbi trust pursuant to the Company’s Deferred Compensation Plan is treated in a manner similar to treasury stock and is recorded at cost within Stockholders’ Equity as of December 31, 2007 and 2006. The plan obligations for participant deferrals in the Company’s Common Stock are classified as Additional paid-in capital within Stockholders’ Equity. The total of the Company’s Common Stock required to settle this deferred compensation obligation is included in the denominator in both basic and diluted earnings per share calculations.

Stock-Based Compensation. At December 31, 2007, the Company had stock-based employee compensation plans, which are described more fully in Note Q - “Stockholders’ Equity.” The Company accounts for those plans under the recognition and measurement principles of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that expense resulting from all share-based payment transactions be recognized in the financial statements at fair value.

Foreign Currency Translation. Assets and liabilities of the Company’s international operations are translated at year-end exchange rates. Income and expenses are translated at average exchange rates prevailing during the year. For operations whose functional currency is the local currency, translation adjustments are recorded in the Accumulated other comprehensive income component of Stockholders’ Equity. Gains or losses resulting from foreign currency transactions are recorded in the accounts based on the underlying transaction.

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

Environmental Policies. Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure. Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial actions are probable and the costs can be reasonably estimated. Such amounts were not material at December 31, 2007 and 2006.

Research and Development Costs. Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in Selling, general and administrative expenses. Research and development costs were $69.5, $52.6 and $46.8 during 2007, 2006 and 2005, respectively.

Income Taxes. The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. See Note C – “Income Taxes.”

Earnings Per Share. Basic earnings per share is computed by dividing Net Income (Loss) for the period by the weighted average number of shares of Common Stock outstanding. Diluted earnings per share is computed by dividing net income (loss) for the period by the weighted average number of shares of Common Stock outstanding and potential dilutive common shares. See Note E – “Earnings Per Share.”

Recent Accounting Pronouncements. In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3 (“EITF No. 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The classification in the income statement of taxes is considered an accounting policy and any change in presentation would require the application of SFAS No. 154, “Accounting Changes and Error Corrections.” In addition, under the scope of EITF No. 06-3, significant taxes recorded in the Consolidated Statement of Income would require disclosure of the accounting policy elected and amounts reflected in gross revenue for all periods presented. Provisions of EITF No. 06-3 are effective for fiscal years beginning after December 15, 2006. The Company adopted this accounting standard on January 1, 2007. Adoption of EITF No. 06-3 did not have a material impact on the Company’s financial statements.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. Provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings as of January 1, 2007. The Company adopted this accounting standard on January 1, 2007. See Note C – “Income Taxes” in the Notes to the Consolidated Financial Statements for the impact of adoption of FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model.  In February 2008, the FASB issued FASB Staff Positions (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of 2009.  The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141R changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the effects, if any, that SFAS No. 141R may have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141R. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating the impact of adopting SFAS No. 160 on its financial statements.

NOTE B - BUSINESS SEGMENT INFORMATION

Terex is a diversified global manufacturer of capital equipment focused on delivering reliable, customer relevant solutions for the construction, infrastructure, quarrying, surface mining, shipping, transportation, refining and utility industries. The Company operates in five reportable segments: (i) Terex Aerial Work Platforms, (ii) Terex Construction, (iii) Terex Cranes, (iv) Terex Materials Processing & Mining and (v) Terex Roadbuilding, Utility Products and Other.

The Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment, telehandlers, power equipment and construction trailers. Customers in the construction and building maintenance industries use these products to build and/or maintain large physical assets and structures.

The Construction segment designs, manufactures and markets two primary categories of construction equipment: heavy construction and compact construction equipment. Construction, logging, mining, industrial and government customers use these products in construction and infrastructure projects and in coal, minerals, sand and gravel operations.

The Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck-mounted cranes (boom trucks) and telescopic container stackers. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities. The Company acquired Power Legend International Limited (“Power Legend”) and its affiliates, including a controlling 50% ownership interest in Sichuan Changjiang Engineering Crane Co., Ltd. (“Sichuan Crane”), on April 4, 2006. The results of Power Legend and Sichuan Crane are included in the Cranes segment from their date of acquisition.

The Materials Processing & Mining segment designs, manufactures and markets crushing and screening equipment, hydraulic mining excavators, highwall mining equipment, high capacity surface mining trucks, drilling equipment and other products. Construction, mining, quarrying and government customers use these products in construction and commodity mining. The Company acquired Halco Holdings Limited and its affiliates (“Halco”) on January 24, 2006, established the Terex NHL Mining Equipment Company Ltd. (“Terex NHL”) joint venture on March 9, 2006, and acquired Superior Highwall Miners, Inc. and its affiliates (“SHM”) on November 6, 2007. The results of Halco, Terex NHL and SHM are included in the Materials Processing & Mining segment from their respective dates of acquisition or formation.

The Roadbuilding, Utility Products and Other segment designs, manufactures and markets asphalt and concrete equipment, landfill compactors and utility equipment. Government, utility and construction customers use these products to build roads, construct and maintain utility lines, trim trees and for other commercial operations. Additionally, the Company owns much of the North American distribution channel for its utility products group, operates a fleet of rental utility products in the United States and Canada and owns a distributor of its equipment and other products. The Company also assists customers in their rental, leasing and acquisition of its products through Terex Financial Services, Inc. and Terex Financial Services Holding B.V. (“TFSH”), our joint venture with a European financial institution.

The Company has no customers that accounted for more than 10% of consolidated sales in 2007. The results of businesses acquired during 2007, 2006 and 2005 are included from the dates of their respective acquisitions.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items. Business segment information is presented below:

	Year Ended December 31,
	2007	2006	2005
Net Sales
Aerial Work Platforms	$2,337.8	$2,090.3	$1,479.5
Construction	1,908.5	1,582.4	1,489.7
Cranes	2,234.9	1,740.1	1,271.9
Materials Processing & Mining	2,092.1	1,625.0	1,359.5
Roadbuilding, Utility Products and Other	675.8	746.0	665.3
Eliminations/Corporate	(111.4)	(136.2)	(109.4)
Total	$9,137.7	$7,647.6	$6,156.5
Income (Loss) from Operations
Aerial Work Platforms	$453.1	$372.6	$190.2
Construction	56.1	16.0	29.1
Cranes	256.7	154.5	60.2
Materials Processing & Mining	245.7	190.0	116.2
Roadbuilding, Utility Products and Other	(0.7)	25.2	5.4
Eliminations/Corporate	(49.5)	(48.8)	(30.7)
Total	$961.4	$709.5	$370.4
Depreciation and Amortization
Aerial Work Platforms	$13.9	$15.3	$16.5
Construction	16.8	16.6	16.8
Cranes	17.2	14.6	16.4
Materials Processing & Mining	12.4	10.1	8.6
Roadbuilding, Utility Products and Other (1)	11.0	10.3	8.6
Corporate	4.9	3.6	3.9
Total (1)	$76.2	$70.5	$70.8
Capital Expenditures
Aerial Work Platforms	$23.5	$11.4	$7.2
Construction	11.3	10.7	8.7
Cranes	21.3	9.3	7.4
Materials Processing & Mining	27.0	19.4	7.9
Roadbuilding, Utility Products and Other (2)	4.3	5.7	7.5
Corporate	24.1	12.2	5.1
Total (2)	$111.5	$68.7	$43.8

(1)	Amounts exclude discontinued operations Depreciation and Amortization of $2.5 and $4.8 for the years ended December 31, 2006 and 2005, respectively.
(2)	Amounts exclude discontinued operations Capital Expenditures of $10.2 and $4.8 for the years ended December 31, 2006 and 2005 respectively.

	December 31,
	2007	2006
Identifiable Assets
Aerial Work Platforms	$894.5	$838.5
Construction	1,559.1	1,467.9
Cranes	1,597.7	1,271.0
Materials Processing & Mining	2,243.6	1,743.7
Roadbuilding, Utility Products and Other	436.4	388.1
Eliminations/Corporate	(415.0)	(923.3)
Total	$6,316.3	$4,785.9

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

Geographic segment information is presented below:
	Year Ended December 31,
	2007	2006	2005
Net Sales
United States	$2,775.5	$2,911.9	$2,325.8
United Kingdom	693.5	614.0	468.5
Germany	679.8	551.9	375.7
Other European countries	2,401.9	1,930.3	1,228.8
All other	2,587.0	1,639.5	1,757.7
Total	$9,137.7	$7,647.6	$6,156.5

	December 31,
	2007	2006
Long-lived Assets
United States	$143.9	$108.9
United Kingdom	55.8	45.9
Germany	146.4	129.0
Other European Countries	32.5	22.2
All other	40.8	32.5
Total	$419.4	$338.5

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer. Long-lived assets consist of net fixed assets, which can be attributed to the specific geographic regions.

NOTE C – INCOME TAXES

The components of Income from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2007	2006	2005
United States	$453.6	$309.6	$149.4
Foreign	465.7	305.1	139.5
Income from continuing operations before income taxes	$919.3	$614.7	$288.9

Total income before income taxes including income from discontinued operations was $919.3, $619.3 and $289.8 for the years ended December 31, 2007, 2006 and 2005, respectively.

The major components of the Company’s Provision for income taxes on continuing operations before income taxes are summarized below:

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$176.5	$56.5	$7.4
State	8.0	7.1	3.2
Foreign	118.1	88.7	71.6
Current income tax provision	302.6	152.3	82.2
Deferred:
Federal	(20.6)	45.7	38.4
State	6.0	(5.0)	(1.1)
Foreign	17.4	25.2	(18.2)
Deferred income tax provision	2.8	65.9	19.1
Total provision for income taxes	$305.4	$218.2	$101.3

Including discontinued operations, the total provision for income taxes was $305.4, $219.5 and $101.3 for the years ended December 31, 2007, 2006 and 2005, respectively.

Deferred tax assets and liabilities result from differences in the bases of assets and liabilities for tax and financial statement purposes. The tax effects of the basis differences and net operating loss carry forwards as of December 31, 2007 and 2006 are summarized below for major balance sheet captions:

	2007	2006
Property, plant and equipment	$(0.1)	$(24.3)
Intangibles	(6.4)	(0.1)
Restructuring reserve	0.8	4.7
Trade receivables	15.3	24.2
Inventories	37.1	35.8
Accrued warranties and product liability	24.0	20.4
Net operating loss carry forwards	146.3	163.7
Retirement plans and other	29.8	47.3
Accrued compensation and benefits	38.8	17.4
Other	2.8	(9.0)
Deferred tax assets valuation allowance	(56.5)	(58.7)
Net deferred tax assets	$231.9	$221.4

Deferred tax assets total $365.9 before valuation allowances of $56.5. Deferred tax liabilities are included in current liabilities and non-current liabilities on the Consolidated Balance Sheet. As of December 31, 2007, the current portion is $65.9 and the non-current portion is $11.7. The Company provides valuation allowances for deferred tax assets where realization is not more likely than not based on estimated future taxable income in the carryforward period. To the extent that estimates of future taxable income decrease or do not materialize, potentially significant additional valuation allowances may be required. The valuation allowance for deferred tax assets as of January 1, 2006 was $112.3. The net change in the total valuation allowance for the years ended December 31, 2007 and 2006 was a decrease of $2.2 in 2007 and a decrease of $53.6 in 2006. The valuation allowance for the year ended December 31, 2007 remained largely unchanged from the prior year. The decrease in valuation allowance for the year ended December 31, 2006 primarily related to the disposition of Tatra Czech s.r.o. and Tatra a.s. (collectively “Tatra”). This decrease was partially offset by an increase in foreign net operating loss carryforwards for which the Company has provided a valuation allowance, and movement in foreign currency exchange rates. For the year ended December 31, 2007, approximately $23.9 of the valuation allowance relates to acquired deferred tax assets for which subsequently recognized tax benefits will be allocated to reduce goodwill or other non-current intangibles of the acquired entity.

The Company’s Provision for income taxes is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s Income from continuing operations before income taxes. The reasons for the difference are summarized as:

	Year Ended December 31,
	2007	2006	2005
Tax at statutory federal income tax rate	$321.8	$215.2	$101.5
State taxes (net of Federal benefit)	2.5	(0.1)	0.7
Change in valuation allowance relating to NOL and temporary differences	(3.6)	1.2	(13.6)
Foreign tax differential on income/losses of foreign subsidiaries	(2.8)	(9.8)	2.9
Non-deductible goodwill charges	—	—	1.1
U.S. tax on multi-national operations including the American Jobs Creation Act	2.4	4.1	5.3
Change in foreign statutory rates	11.8	—	—
U.S. manufacturing and export incentives	(16.1)	(6.5)	—
Other	(10.6)	14.1	3.4
Total provision for income taxes	$305.4	$218.2	$101.3

Including the tax on discontinued operations, the total tax expense was $219.5 and $101.3 in 2006 and 2005, respectively. The effective tax rate on income from discontinued operations in 2006 differs from the statutory rate due primarily to $1.3 of current U.S. income taxes not previously provided on the excess of the amount for financial reporting over the tax basis in the Company’s investment in the shares of its Tatra subsidiary.

The Company does not provide for U.S. federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries because such earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. At December 31, 2007, these temporary differences relate primarily to unremitted earnings of approximately $855.8. If earnings of foreign subsidiaries were not considered indefinitely reinvested, deferred U.S. income taxes and foreign withholding taxes may have to be provided. However, determination of the amount of deferred federal and foreign income taxes is not practical.

At December 31, 2007, the Company had domestic federal net operating loss carryforwards of $32.4. None of the U.S. federal net operating loss carryforwards expire before 2011.

The Company also has various state net operating loss carryforwards available to reduce future state taxable income and income taxes. These net operating loss carryforwards expire at various dates through 2025. In addition, the Company’s foreign subsidiaries have approximately $518.6 of loss carryforwards, consisting of $156.9 in the United Kingdom, $22.2 in France, $297.1 in Germany and $42.4 in other countries, which are available to offset future foreign taxable income. The majority of these foreign tax loss carryforwards are available without expiration.

The Company made net income tax payments of $308.8, $120.3 and $43.6 in 2007, 2006 and 2005, respectively.

In December 2004, the FASB issued FSP No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides accounting guidance for the one-time tax deduction of 85% of certain non-U.S. earnings that are repatriated from controlled foreign subsidiaries in excess of a base amount as defined in the American Jobs Creation Act of 2004 (“AJCA”). In 2005, the Company evaluated the effects of the repatriation provision and, based on the guidance published by the U.S. Treasury, the Company determined that it was eligible for the one-time tax deduction. In 2005, the Company repatriated approximately $101 from a controlled foreign subsidiary in accordance with the AJCA and recorded federal tax expense of $5.3 and a state tax expense (net of federal tax benefit) of $0.2 related to this repatriation.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. The cumulative effect of the change on retained earnings as of January 1, 2007 as a result of the adoption of FIN No. 48 was a reduction of $36.5. As of December 31, 2007, the Company had approximately $122.6 of unrecognized tax benefits. Of these, approximately $85.9, if recognized, would affect the effective tax rate. The Company continues to classify interest and penalties associated with uncertain tax positions as income tax expense. As of December 31, 2007, the liability for potential penalties and interest was $5.8. During 2007, the Company recognized tax expense of $0.2 for interest and penalties.

The following table summarizes the activity related to the company’s unrecognized tax benefits:

Balance as of January 1, 2007	$87.2
Additions for current year tax positions	18.8
Additions for prior year tax positions	27.3
Reductions for prior year tax positions	(5.2)
Settlements	(4.5)
Reductions related to expirations of statute of limitations	(1.0)
Balance as of December 31, 2007	$122.6

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefit will significantly decrease within the next twelve months.  The nature of the unrecognized tax benefit that may decrease within the next twelve months relates to the timing of certain deductions and whether the liabilities are fixed and determinable at the time of the deduction.  The event that could cause a reduction in unrecognized tax benefits is a change in a tax reporting method of the Company.  The reasonably possible change in unrecognized tax benefits is a reduction of approximately $15.2.  The Company does not expect changes in the reserve balance described above to have a significant impact on income tax expense or cash flow. With few exceptions, including net operating loss carry forwards in the U.S. and Australia, the Company and its subsidiaries are generally no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years before 1999.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Germany, the United Kingdom and the U.S. Certain subsidiaries of the Company are currently under audit in Germany, the United Kingdom and the U.S. It is reasonably possible that these audits may be completed during the next twelve months. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant.

NOTE D – DISCONTINUED OPERATIONS

On September 29, 2006, the Company completed the sale of Tatra to a group of private equity investors. Tatra is located in the Czech Republic and is a manufacturer of on/off road heavy-duty vehicles for commercial and military applications. The Company received $26.2 in cash consideration for the shares of Tatra. Additionally, $31.6 in cash was received in satisfaction of all intercompany note receivable balances from Tatra. The Company had previously disclosed that it did not consider Tatra to be a core business. The Company recorded an after-tax loss of $7.7 on the disposition of Tatra for the year ended December 31, 2006. Results of Tatra, through the date of its disposition, are presented as Income from discontinued operations - net of tax in the Consolidated Statements of Income for all periods presented. Tatra was previously included in the Roadbuilding, Utility Products and Other segment.

The Consolidated Statement of Income for the year ended December 31, 2006 shows a $7.7 loss on disposition of discontinued operations, while the Company’s Consolidated Statement of Cash flows for this period reflected a loss of $6.5. This is because the loss shown on the Consolidated Statement of Income included both a $6.5 loss, representing the difference between purchase price received and the carrying amount of the net assets of the discontinued operation, and a $1.2 tax provision recorded on the disposition because for tax purposes the cash received was greater than our tax basis, both of which were included in the calculation of Net Income. For the Consolidated Statement of Cash Flows, only the loss of $6.5 is added back to Net Income to appropriately reflect cash flow in this line item, while the $1.2 is a non-cash item that is already included as part of the deferred taxes line item within Net Cash Provided by Operating Activities.

NOTE E – EARNINGS PER SHARE

	(in millions, except per share data)
	2007	2006	2005

Income from continuing operations	$613.9	$396.5	$187.6
Income from discontinued operations-net of tax	-	11.1	0.9
Loss on disposition of discontinued operations-net of tax	-	(7.7)	-
Net income	$613.9	$399.9	$188.5

Basic Shares:
Weighted average shares outstanding	102.4	100.7	99.4

Earnings per share - basic:
Income from continuing operations	$6.00	$3.94	$1.89
Income from discontinued operations-net of tax	-	0.11	0.01
Loss on disposition of discontinued operations-net of tax	-	(0.08)	-
Net income	$6.00	$3.97	$1.90

Diluted shares:
Weighted average shares outstanding	102.4	100.7	99.4
Effect of dilutive securities:
Stock options and restricted stock awards	2.5	2.3	2.8

Diluted weighted average shares outstanding	104.9	103.0	102.2

Earnings per share - diluted:
Income from continuing operations	$5.85	$3.85	$1.84
Income from discontinued operations-net of tax	-	0.10	-
Loss on disposition of discontinued operations-net of tax	-	(0.07)	-
Net income	$5.85	$3.88	$1.84

Options to purchase 177 thousand and 4 thousand shares of Common Stock were outstanding during 2006 and 2005 respectively, but were not included in the computation of diluted shares as the exercise price of these awards exceeded the average market price for the period and the effect would have been anti-dilutive.  There were no anti-dilutive stock options during 2007. Restricted stock awards of 7 thousand and 972 thousand were outstanding during 2007 and 2006, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or because performance targets were not yet achieved for awards contingent upon performance. There were no anti-dilutive restricted stock awards during 2005.  SFAS No. 128, “Earnings per Share” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

NOTE F – INVENTORIES

Inventories consist of the following:

	December 31,
	2007	2006
Finished equipment	$638.2	$456.4
Replacement parts	368.7	320.5
Work-in-process	337.9	267.3
Raw materials and supplies	589.5	457.8
Inventories	$1,934.3	$1,502.0

At December 31, 2007 and 2006, the Company had inventory reserves of $105.5 and $97.9, respectively, for excess and obsolete inventory.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2007	2006
Property	$56.0	$49.2
Plant	197.8	207.5
Equipment	451.0	313.8
	704.8	570.5
Less: Accumulated depreciation	(285.4)	(232.0)
Net property, plant and equipment	$419.4	$338.5

NOTE H – EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from leasing the Company’s products to customers. Initial noncancellable lease terms typically range up to 84 months. The net book value of equipment subject to operating leases was approximately $73 and $85 (net of accumulated depreciation of approximately $35 and $40) at December 31, 2007 and 2006, respectively, and is included in Other assets on the Company’s Consolidated Balance Sheet. The equipment is depreciated on the straight-line basis over the shorter of the estimated useful life or the estimated amortization period of any borrowings secured by the asset to its estimated salvage value.

Future minimum lease payments to be received under noncancellable operating leases with lease terms in excess of one year are as follows:

Years ending December 31,
2008	$6.3
2009	3.8
2010	2.4
2011	1.9
2012	0.8
Thereafter	0.6
$15.8

The Company received approximately $5 and $16 of rental income from assets subject to operating leases with lease terms greater than one year during 2007 and 2006, respectively, none of which represented contingent rental payments.

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

During 2007, 2006 and 2005, Genie Holdings, Inc. and its affiliates (“Genie”), part of the Aerial Work Platforms segment, entered into a number of arrangements with financial institutions to provide financing of new and eligible Genie products to distributors and rental companies. Under these programs, Genie originates leases or leasing opportunities with distributors and rental companies. If Genie originates the lease with a distributor or rental company, the financial institution will purchase the equipment and take assignment of the lease contract from Genie. If Genie originates a lease opportunity, the financial institution will purchase the equipment from Genie and execute a lease contract directly with the distributor or rental company. In some instances, Genie retains certain credit and/or residual recourse in these transactions. Genie’s maximum exposure, representing a contingent liability, under these transactions reflects a $38.6 credit risk and a $39.3 residual risk at December 31, 2007.

The Company’s contingent liabilities previously referred to have not taken into account various mitigating factors. These factors include the staggered timing of maturity of lease transactions, resale value of the underlying equipment, lessee return penalties and annual loss caps on credit loss pools. Further, the contingent liability related to credit risk assumes that the individual leases were to all default at the same time and that the repossessed equipment has no market value.

The components of net investment in sales-type leases, which are included in Other assets on the Company’s Consolidated Balance Sheet, consisted of the following at December 31, 2007:

Gross minimum lease payments receivable	$4.6
Estimated residual values	0.3
Allowance for future losses	(1.0)
Unearned finance income	(0.7)
Net investment in sales-type leases	3.2
Less: Current portion	(1.8)
Non-current net investment in sales-type leases	$1.4

Scheduled future gross minimum lease payments receivable are as follows:

Years ending December 31,
2008	$2.4
2009	0.7
2010	0.7
2011	0.6
2012	0.2
Total	$4.6

NOTE J - ACQUISITIONS

On January 14, 2008, the Company announced that it has reached a definitive agreement to acquire A.S.V., Inc. (“ASV”) through a tender offer followed by a merger. Headquartered in Grand Rapids, Minnesota, ASV is a manufacturer of compact rubber track loaders and related accessories, undercarriages and traction products. The transaction is valued at approximately $488 and is subject to the valid tender of a majority of ASV’s fully diluted common shares, regulatory approvals and other customary conditions. As of February 26, 2008, holders of approximately 98% of ASV’s common stock had tendered their shares and all necessary regulatory approvals and third party consents had been received.

2007 Acquisitions

On November 6, 2007, the Company acquired SHM, which is headquartered in Beckley, West Virginia, a leading manufacturer of highwall mining equipment for use in trench mining, open pit mining, contour mining and auger hole mining applications. The total consideration for the transaction was approximately $146 in cash. The purchase price for the acquisition was preliminarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Goodwill of approximately $55 was recorded, which represented the excess of the purchase price over the preliminary estimated fair values of net assets acquired. Approximately $25 of the goodwill assigned to SHM is expected to be deductible for tax purposes. The results of SHM are included in the Materials Processing & Mining Segment from the date of acquisition.

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

As of December 31, 2007, TFSH had total assets of $579.9, consisting primarily of financing receivables and lease related equipment, and total liabilities of $527.4, consisting primarily of debt issued by the joint venture partner. Prior to March 31, 2006, the Company provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of December 31, 2007, the maximum exposure to loss under these guarantees was approximately $18. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company’s ownership percentage. As a result of the capital account balance requirements for TFSH, during the first quarter of 2006, the Company contributed its proportional share of these requirements, which represented an additional $3.4 in cash to TFSH.

NOTE L - GOODWILL

The Company performed its most recent annual review of the carrying value of its goodwill, as required by SFAS No. 142, as of October 1, 2007. There were no indicators of goodwill impairment based on this review. Based on the review performed as of October 1, 2005, the Company determined that a reporting unit that was part of the Roadbuilding, Utility Products and Other segment had a carrying value in excess of its projected discounted cash flow. The analysis resulted in goodwill impairment of $3.3 recognized during the fourth quarter of 2005. Subsequent impairment tests will be performed as of October 1 of each year and more frequently as circumstances warrant.

An analysis of changes in the Company’s goodwill by business segment is as follows:

	Aerial Work Platforms	Construction	Cranes	Materials Processing & Mining	Roadbuilding, Utility Products and Other	Total
Balance at December 31, 2005	$85.0	$85.9	$97.2	$199.4	$88.2	$555.7
Acquisitions	1.6	—	21.6	1.7	—	24.9
Use of tax net operating losses (1)	—	—	—	—	(10.3)	(10.3)
Deferred tax liability (2)	21.1	—	—	—	—	21.1
Foreign exchange effect and other	(3.5)	27.8	(3.6)	20.6	0.1	41.4
Balance at December 31, 2006	$104.2	$113.7	$115.2	$221.7	$78.0	$632.8
Acquisitions	—	11.7	(6.2)	54.2	—	59.7
Deferred tax liability (2)	(9.7)	—	—	—	—	(9.7)
Foreign exchange effect and other	2.2	4.0	7.0	2.9	0.1	16.2
Balance at December 31, 2007	$96.7	$129.4	$116.0	$278.8	$78.1	$699.0

(1)	Reflects reversal of valuation allowance related to acquired net operating losses that were subsequently deemed to be realizable.
(2)	Reflects deferred tax liabilities related to temporary differences established in purchase accounting.

In June 2006, the Company made a $0.7 cash payment to the previous owners of Genie, $0.3 of which includes payments to Robert Wilkerson, a former employee of the Company who served as Executive Vice President of the Company during 2006. In October 2006, cash payments of $0.9 were made to the previous owners of Genie, which included a payment to Mr. Wilkerson of $0.5. These payments were related to a contingent deferred purchase price adjustment arising out of the Company’s acquisition of Genie on September 18, 2002, and were based on the collection of certain trade receivables, which were outstanding on the Genie acquisition date. Total cash payments through December 31, 2006 made to Mr. Wilkerson as a result of this collection activity were $7.1. There were no contingent purchase price payments made to Mr. Wilkerson in 2007. Genie is included in the Aerial Work Platforms segment.

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

In November 2007, the Company entered into an interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment. At December 31, 2007, the Company had $400.0 notional amount of this interest rate swap agreement outstanding, which matures in 2017. The fair market value of this swap at December 31, 2007 was a gain of $7.1, which is recorded in other assets.

The Company had entered into a prior interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment. At December 31, 2006, the Company had $200.0 notional amount of this interest rate swap agreement outstanding, which matured in 2014. To maintain an appropriate balance between floating and fixed rate obligations on its mix of indebtedness, the Company exited this interest rate swap agreement on January 15, 2007 and paid $5.4. This loss is recorded as an adjustment to the carrying value of the hedged debt and will be amortized through the original debt maturity date of 2014.

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

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates. At December 31, 2007, the Company had $1,196.7 of notional amount of currency exchange forward contracts outstanding, most of which mature on or before December 31, 2007. The fair market value of these contracts at December 31, 2007 was a net loss of $5.6. At December 31, 2007, $1,145.8 notional amount ($6.0 of fair value losses) of these contracts have been designated as, and are effective as, cash flow hedges of specifically identified transactions. During 2007, 2006 and 2005, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income, and recognized in earnings a portion of the deferred gain or loss from Accumulated other comprehensive income as the hedged transactions occurred.

At December 31, 2007, the fair value of all derivative instruments designated as cash flow hedges and fair value hedges has been recorded in the Consolidated Balance Sheet as an asset of $20.6 and as a liability of $18.5.

Counterparties to interest rate derivative contracts and currency exchange forward contracts are major financial institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

Unrealized net gains (losses) included in Accumulated Other Comprehensive Income are as follows:

	Year Ended December 31,
	2007	2006	2005
Balance at beginning of period	$1.0	$(3.0)	$2.6
Additional (losses) gains	(4.3)	(6.0)	3.2
Amounts reclassified to earnings	(1.7)	10.0	(8.8)
Balance at end of period	$(5.0)	$1.0	$(3.0)

The estimated amount of existing pre-tax net losses for derivative contracts in Accumulated other comprehensive income as of December 31, 2007 that are expected to be reclassified into earnings during the year ending December 31, 2008 is $5.0.

NOTE N – LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows:

	December 31,
	2007	2006
7-3/8 % Senior Subordinated Notes due January 15, 2014	$298.4	$298.2
9-1/4 % Senior Subordinated Notes due July 15, 2011	-	200.0
8% Senior Subordinated Notes due November 15, 2017	800.0	-
2006 Credit Agreement - term debt	197.0	199.0
2006 Credit Agreement - revolving credit facility	-	19.5
Notes payable	1.9	7.6
Capital lease obligations	8.6	6.4
Other	46.1	32.4
Total debt	1,352.0	763.1
Less: Notes payable and current portion of long-term debt	(32.5)	(227.0)
Long-term debt, less current portion	$1,319.5	$536.1

8% Senior Subordinated Notes

On November 13, 2007, the Company sold and issued $800 aggregate principal amount of 8% Senior Subordinated Notes Due 2017 (“8% Notes”). The 8% Notes are not currently guaranteed by any of the Company’s subsidiaries, but under specified limited circumstances could be guaranteed by certain domestic subsidiaries of the Company in the future. The 8% Notes were issued under an indenture, dated as of July 20, 2007, and supplemental indenture, dated as of November 13, 2007, between the Company and HSBC Bank USA, National Association, as trustee. The 8% Notes are redeemable by the Company beginning in November 2012 at an initial redemption price of 104.000% of principal amount.

7-3/8% Senior Subordinated Notes

On November 25, 2003, the Company sold and issued $300 aggregate principal amount of 7-3/8% Senior Subordinated Notes Due 2014 discounted to yield 7-1/2% (“7-3/8% Notes”). The 7-3/8% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note T - “Consolidating Financial Statements”). The 7-3/8% Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”). During the second quarter of 2004, the outstanding unregistered 7-3/8% Notes were exchanged for 7-3/8% Notes registered under the Securities Act. The 7-3/8% Notes are redeemable by the Company beginning in January 2009 at an initial redemption price of 103.688% of principal amount.

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

The amounts in the Consolidated Statement of Income for the year ended December 31, 2007 showed $12.5 for loss on early extinguishment of debt while the Consolidated Statement of Cash Flows for this period showed $3.2. The $12.5 in the Consolidated Statement of Income include (a) cash payments of $9.3 for call premiums associated with the repayment of $200 of outstanding debt and (b) $3.2 of non-cash charges for accelerated amortization of debt acquisition costs associated with the outstanding debt, which all flow into the calculation of Net Income. In preparing the Consolidated Statement of Cash Flows, the non-cash item (b) was added to Net Income to reflect cash flow appropriately.

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

The amounts in the Consolidated Statement of Income for the year ended December 31, 2006 showed $23.3 for loss on early extinguishment of debt while the Consolidated Statement of Cash Flows for this period showed $7.2. The $23.3 in the Consolidated Statement of Income include (a) cash payments of $15.6 for call premiums associated with the repayment of $300 of outstanding debt, (b) $7.2 of non-cash charges for accelerated amortization of debt acquisition costs associated with the outstanding debt and (c) cash payments of $0.5 for expenses related to the termination of the Company’s previous credit facility, which all flow into the calculation of Net Income. In preparing the Consolidated Statement of Cash Flows, the non-cash item (b) was added to Net Income to reflect cash flow appropriately.

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

As of December 31, 2007 and 2006, the Company had $197.0 and $199.0, respectively, of term loans outstanding under the 2006 Credit Agreement. Term loans under the 2006 Credit Agreement bear interest at a rate of LIBOR plus 1.75%. The weighted average interest rate on the term loans under the 2006 Credit Agreement at December 31, 2007 and 2006 was 6.58% and 7.11%, respectively.

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

The Company is currently in compliance with all of its financial covenants under the 2006 Credit Agreement. The Company’s future compliance with its financial covenants under the 2006 Credit Agreement will depend on its ability to generate earnings and manage its assets effectively. The Company’s bank credit facilities also have various non-financial covenants, both requiring the Company to refrain from taking certain actions (as described above) and requiring the Company to take certain actions, such as keeping in good standing its corporate existence, maintaining insurance, and providing its bank lending group with financial information on a timely basis. The Company’s future ability to provide its bank lending group with financial information on timely basis will depend on its ability to file its periodic reports with the Securities and Exchange Commission (“SEC”) in a timely manner.

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

These security triggers operate in both directions. Should the Company exceed the Investment Grade Threshold, but subsequently decline in ratings below the Investment Grade Threshold for a period longer than 30 consecutive days, the Company would once again need to pledge the Stock Collateral. Similarly, if the Company exceeds the Initial Ratings Threshold and subsequently declines below the Initial Ratings Threshold for a period longer than 30 consecutive days, the Company would again need to grant security in the Non-Stock Collateral.

At the time the 2006 Credit Agreement was executed, the Company was below the Initial Ratings Threshold, and had to pledge as security the Stock Collateral and the Non-Stock Collateral. Currently, the ratings of the Company’s debt under the 2006 Credit Agreement is BBB- from Standard and Poor’s and Baa3 from Moody’s, which is above the Investment Grade Threshold. As a result, the Company is required to pledge neither the Stock Collateral nor the Non-Stock Collateral as security.

On January 11, 2008, Terex and the New Lenders entered into an amendment of the 2006 Credit Agreement. The amendment enables Terex and certain of its subsidiaries to sell accounts receivable of up to $250 at any time through a program utilizing a special purpose subsidiary of Terex. The amendment also allows Terex and certain of its subsidiaries to enter into purchase money loan and lease financing transactions with their customers in an aggregate amount not to exceed $500 at any time, and provides Terex and its subsidiaries the ability to sell such loans and leases to third parties. The amendment also removes from the definition of permitted acquisition a previous prohibition on an acquisition of a company that is preceded by an unsolicited tender offer for the equity interests of such company. Finally, the amendment makes a number of technical changes to reflect the impact of these substantive revisions.

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

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of long-term debt outstanding at December 31, 2007 in the successive five-year period are summarized below. Amounts shown are exclusive of minimum lease payments for capital lease obligations disclosed in Note O - “Lease Commitments:”

2008	$30.4
2009	7.0
2010	4.3
2011	10.8
2012	2.0
Thereafter	1,286.4
Total	$1,340.9

The total carrying value of long-term debt at December 31, 2007 was $1,343.4. The $2.5 difference is due to the fair value adjustment increasing the carrying value of debt as a result of accounting for fair value hedges for the fixed interest rate to floating interest rate swaps on the 7-3/8% and 8% Notes. See Note M - “Derivative Financial Instruments.”

Based on quoted market values, the Company estimates that the fair values of the 7-3/8% Notes, 8% Notes and the term debt under the 2006 Credit Agreement were approximately $301, $808 and $195, respectively as of December 31, 2007. The Company believes that the carrying value of its other borrowings approximates fair market value, based on discounting future cash flows using rates currently available for debt of similar terms and remaining maturities.

The Company paid $75.8, $117.0 and $94.4 of interest in 2007, 2006 and 2005, respectively.

NOTE O – LEASE COMMITMENTS

The Company leases certain facilities, machinery, equipment and vehicles with varying terms. Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Certain of the equipment leases are classified as capital leases and the related assets have been included in Property, Plant and Equipment. Net assets under capital leases were $22.3 and $18.0 net of accumulated amortization of $8.3 and $4.7, at December 31, 2007 and 2006, respectively.

Future minimum capital and noncancellable operating lease payments and the related present value of capital lease payments at December 31, 2007 are as follows:

	Capital Leases	Operating Leases
2008	$2.2	$60.2
2009	1.7	49.0
2010	1.6	40.2
2011	1.4	29.8
2012	1.0	25.8
Thereafter	1.4	139.1
Total minimum obligations	9.3	$344.1
Less: amount representing interest	(0.7)
Present value of net minimum obligations	8.6
Less: current portion	(2.1)
Long-term obligations	$6.5

Most of the Company’s operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was $70.0, $65.6, and $57.2 in 2007, 2006 and 2005, respectively.

NOTE P – RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of December 31, 2007, the Company maintained four qualified defined benefit pension plans covering certain domestic employees (the “Terex Plans”). The benefits for the plan covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. Participation in the plan for salaried employees was frozen on or before October 15, 2000. The benefits for three plans covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. Participation was frozen effective December 31, 2000 for one plan, February 18, 2006 for another plan, and June 29, 2007 for the third plan. This resulted in a curtailment during 2006 for two of the plans and unrecognized prior service cost without future economic benefit was recognized as a loss. For all four plans, no participants will be credited with service following the effective dates of their freeze except that participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only. It is the Company’s policy generally to fund the Terex Plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974. Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds.

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

The liability of the Company’s U.S. plans, including the SERP, as of December 31, was as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Accumulated benefit obligation at end of year	$134.0	$133.4
Change in benefit obligation:
Benefit obligation at beginning of year	$136.6	$134.4	$15.8	$15.2
Service cost	2.1	1.5	0.1	0.2
Interest cost	7.9	7.6	0.8	0.8
Impact of plan amendments	—	—	—	(0.3)
Acquisition	0.1	—	—	—
Actuarial loss	2.0	1.5	(1.9)	1.2
Benefits paid	(8.8)	(8.4)	(1.3)	(1.3)
Benefit obligation at end of year	139.9	136.6	13.5	15.8
Change in plan assets:
Fair value of plan assets at beginning of year	112.4	102.8	—	—
Actual return on plan assets	6.3	14.3	—	—
Employer contribution	3.4	3.7	1.3	1.3
Benefits paid	(8.8)	(8.4)	(1.3)	(1.3)
Fair value of plan assets at end of year	113.3	112.4	—	—
Funded status	$(26.6)	$(24.2)	$(13.5)	$(15.8)

Amounts recognized in the statement of financial position consist of:
Current liabilities	$—	$—	$1.5	$1.7
Non-current liabilities	26.6	24.2	12.0	14.1
Total liabilities	$26.6	$24.2	$13.5	$15.8

Amounts recognized in accumulated other comprehensive income consist of:
Actuarial net loss	$43.3	$41.1	$5.5	$7.7
Prior service cost	2.4	2.8	0.1	0.2
Total amounts recognized in accumulated other comprehensive income	$45.7	$43.9	$5.6	$7.9

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Weighted-average assumptions as of December 31:
Discount rate	6.00%	5.75%	5.75%	6.00%	5.75%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	3.75%	3.75%	4.00%	N/A	N/A	N/A

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Components of net periodic cost:
Service cost	$2.1	$1.5	$1.6	$0.1	$0.2	$0.2
Interest cost	7.9	7.6	7.4	0.8	0.8	0.8
Expected return on plan assets	(8.7)	(8.0)	(7.9)	—	—	—
Amortization of prior service cost	0.4	0.6	1.0	0.1	0.1	0.1
Curtailment	—	5.2	—	—	—	—
Recognized actuarial loss	2.2	2.5	2.4	0.3	0.6	0.5
Net periodic cost	$3.9	$9.4	$4.5	$1.3	$1.7	$1.6

	Pension Benefits	Other Benefits
	2007	2007
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net loss (gain)	$4.4	$(1.9)
Amortization of actuarial losses	(2.2)	(0.3)
Amortization of prior service cost	(0.4)	(0.1)
Total recognized in other comprehensive income	$1.8	$(2.3)

Amounts to be recognized in expense for the year ending December 31, 2008:	Pension Benefits	Other Benefits
Actuarial net loss	$1.6	$0.3
Prior service cost	0.2	0.1
Total amount to be recognized in expense for the year ending December 31, 2008	$1.8	$0.4

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U.S. pension plans, including the SERP, with accumulated benefit obligations in excess of plan assets were $139.9, $134.0 and $113.3, respectively, as of December 31, 2007, and $136.6, $133.4 and $112.4, respectively, as of December 31, 2006.

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

The asset allocation for the Company’s U.S. defined benefit pension plans at December 31, 2007 and 2006 and target allocation for 2008 are as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
	2007	2006	2008
Equity Securities	41.2%	41.4%	32% - 48%
Fixed Income	58.8%	58.6%	54% - 66%
Total	100.0%	100.0%

The Company plans to contribute approximately $6 to its U.S. defined benefit pension and post-retirement plans in 2008. The Company’s estimated future benefit payments under its U.S. plans are as follows:

Year Ending December 31,	Pension Benefits	Other Benefits
2008	$8.9	$1.6
2009	$9.1	$1.6
2010	$9.2	$1.7
2011	$9.2	$1.6
2012	$9.4	$1.5
2013-2017	$49.7	$5.3

For measurement purposes, an 11.00 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007. The rate was assumed to decrease gradually to 4.75 percent for 2011 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total service and interest cost components	$0.1	$-
Effect on postretirement benefit obligation	$0.7	$(0.5)

International Plans - As part of the acquisition of Power Legend and its affiliates, including a 50% controlling ownership interest in Sichuan Crane, on April 4, 2006, the Company acquired a pension plan in China. As part of the acquisition of Halco, the Company acquired a pension plan in the United Kingdom. The funded status and activity from date of acquisition is included in the table below.

The Company also maintains defined benefit plans in Germany, France, China, Netherlands, India and the United Kingdom for some of its subsidiaries. The plans in Germany, China, Netherlands, India and France are unfunded plans. For the Company’s operations in Italy and Thailand, there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination. The Company records this obligation based on the mandated requirements. The measure of the current obligation is not dependent on the employees’ future service and therefore is measured at current value.

The liability of the Company’s international plans as of December 31, was as follows:

	Pension Benefits
	2007	2006
Accumulated benefit obligation at end of year	$328.0	$316.6
Change in benefit obligation:
Benefit obligation at beginning of year	$326.7	$268.3
Service cost	7.6	6.4
Interest cost	15.7	13.0
Acquisitions	0.8	20.1
Actuarial (gain) loss	(20.0)	(3.9)
Benefits paid	(13.0)	(10.9)
Foreign exchange effect	21.6	33.7
Benefit obligation at end of year	339.4	326.7
Change in plan assets:
Fair value of plan assets at beginning of year	118.7	85.5
Actual return on plan assets	4.2	7.8
Employer contribution	13.2	10.2
Employee contribution	0.9	0.8
Acquisitions	-	12.6
Benefits paid	(13.0)	(10.9)
Foreign exchange effect	1.7	12.7
Fair value of plan assets at end of year	125.7	118.7
Funded status	$(213.7)	$(208.0)

Amounts recognized in the statement of financial position consist of:	2007	2006
Current liabilities	$8.4	$7.3
Non-current liabilities	205.3	200.7
Total liabilities	$213.7	$208.0

Amounts recognized in accumulated other comprehensive income consist of:
Actuarial net loss	$29.8	$45.5
Prior service cost	7.0	7.3
Total amounts recognized in accumulated other comprehensive income	$36.8	$52.8

	Pension Benefits
	2007	2006	2005
The range of assumptions as of December 31:
Discount rate	5.25-9.00%	4.00% - 5.25%	4.20% - 4.75%
Expected return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increase	2.00% - 10.00%	2.20% - 10.00%	2.00% - 4.50%

	Pension Benefits
	2007	2006	2005
Components of net periodic cost:
Service cost	$7.6	$6.4	$4.8
Interest cost	15.7	13.0	11.8
Expected return on plan assets	(7.5)	(6.2)	(4.8)
Amortization of prior service cost	0.9	0.9	—
Employee contributions	(0.9)	(0.8)	(0.6)
Recognized actuarial loss	1.8	2.3	0.6
Net periodic cost	$17.6	$15.6	$11.8

Pension Benefits
2007
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net loss (gain)	$(15.4)
Amortization of actuarial losses	(1.8)
Amortization of prior service cost	(0.9)
Foreign exchange effect	2.1
Total recognized in other comprehensive income	$(16.0)

Amounts to be recognized in expense for the year ending December 31, 2008:
Actuarial net loss	$1.2
Prior Service cost	1.0
Total amount to be recognized in expense for the year ending December 31, 2008	$2.2

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the international defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $339.4, $328.0 and $125.7, respectively, as of December 31, 2007, and $326.7, $316.6 and $118.7, respectively, as of December 31, 2006.

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

The asset allocation and target allocation for 2008 for the Company’s international defined benefit pension plans at December 31, 2007 and 2006 is as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
	2007	2006	2008
Equity Securities	53.9%	52.3%	35% - 85%
Fixed Income	41.8%	43.8%	10% - 60%
Real Estate	4.3%	3.9%	5%
Total	100.0%	100.0%

The Company plans to contribute approximately $13 to its foreign defined benefit pension plans in 2008. The Company’s estimated future benefit payments under its international defined benefit pension plans are as follows:

Year Ending December 31,
2008	$11.8
2009	$12.4
2010	$13.0
2011	$13.6
2012	$14.5
2013-2017	$87.9

Savings Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, contribute to certain of these plans. The Company’s Common Stock held in a rabbi trust pursuant to the Deferred Compensation Plan is treated in a manner similar to treasury stock. The number of shares of the Company’s Common Stock held in the rabbi trust at December 31, 2007 and 2006 totaled 1.1 million and 1.2 million, respectively.

Charges recognized for the Deferred Compensation Plan and these other savings plans were $13.4, $9.5 and $7.6 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE Q – STOCKHOLDERS’ EQUITY

On December 31, 2007, there were 106.2 million shares of Common Stock issued and 100.3 million shares of Common Stock outstanding. Of the 193.8 million unissued shares of Common Stock at that date, 3.9 million shares of Common Stock were reserved for issuance for the exercise of stock options and the vesting of restricted stock.

Common Stock in Treasury. The Company values treasury stock on an average cost basis. As of December 31, 2007, the Company held 5.9 million shares of Common Stock in treasury totaling $203.3, including 1.1 million shares held in a trust for the benefit of the Company’s Deferred Compensation Plan at a total of $17.3. On December 15, 2006, the Company announced a share repurchase program, under which the Company may purchase up to $200 million of the Company’s outstanding common shares through June 30, 2008. In December 2007, this program was increased by an additional $500 million for a total of $700 million and extended through June 30, 2009. Purchases may be made at the Company’s discretion from time to time in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit. During the year ended December 31, 2007, the Company repurchased 2.3 million shares for $166.6 under this program.

Preferred Stock. The Company’s certificate of incorporation was amended in June 1998 to authorize 50.0 million shares of preferred stock, $0.01 par value per share. As of December 31, 2007, there were no shares of preferred stock outstanding.

Long-Term Incentive Plans. In May 2000, the stockholders approved the Terex Corporation 2000 Incentive Plan (the “2000 Plan”). The purpose of the 2000 Plan is to assist the Company in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors and employees of the Company and its subsidiaries and affiliates who will contribute to the Company’s success and to achieve long-term objectives which will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the Common Stock. The 2000 Plan authorizes the granting of (i) options to purchase shares of Common Stock, (ii) stock appreciation rights, (iii) stock purchase awards, (iv) restricted stock awards and (v) performance awards. In May 2002, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2000 Plan from 4.0 million shares to 7.0 million shares. In May 2004, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2000 Plan from 7.0 million shares to 12.0 million shares. The 2000 Plan has a term of ten years from the date of its adoption. As of December 31, 2007, 2.6 million shares were available for grant under the 2000 Plan.

In May 1996, the stockholders approved the 1996 Terex Corporation Long-Term Incentive Plan (the “1996 Plan”). The 1996 Plan authorizes the granting, among other things, of (i) options to purchase shares of Common Stock, (ii) shares of Common Stock, including restricted stock, and (iii) cash bonus awards based upon a participant’s job performance. In May 1999, the stockholders approved an increase in the aggregate number of shares of Common Stock (including restricted stock, if any) optioned or granted under the 1996 Plan to 4.0 million shares. As of December 31, 2007, 97 thousand shares were available for grant under the 1996 Plan.

Effective January 1, 2006, the Company adopted SFAS No. 123R, using the modified prospective method. SFAS No. 123R requires the recognition of all stock-based payments in the financial statements based on the fair value of the award on the grant date. Under the modified prospective method, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. Accordingly, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of adoption of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.” In November 2005, the FASB issued FSP No. SFAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP No. 123R-3”). FSP No. 123R-3 provides an elective alternative transition method related to accounting for the tax effects of stock-based payments to employees which is different from the transition method prescribed by SFAS No. 123R. The alternative method includes simplified methods to establish the beginning balance of additional paid-in capital related to the tax effects of employee stock-based compensation (the APIC pool), and to determine the subsequent impact on the APIC pool and the Company’s Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS No. 123R.  The Company elected to adopt the alternative transition method provided in FSP No. 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R.

The prior periods’ stock-based compensation is presented on a pro-forma basis as shown in the table below:

Year Ended December 31, 2005
Reported net income	$188.5

Add: Stock-based employee compensation expense included in reported net income	6.3

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(10.1)

Pro forma net income	$184.7

Per common share:
Basic:
Reported net income	$1.90
Pro forma net income	$1.86

Diluted:
Reported net income	$1.84
Pro forma net income	$1.81

Substantially all stock option grants under the 2000 Plan and the 1996 Plan vest over a four year period, with 25% of each grant vesting on each of the first four anniversary dates of the grant, and have a contractual life of ten years.

As of December 31, 2007, unrecognized compensation costs related to stock options totaled approximately $2.2, which will be expensed over a weighted average period of 1.6 years.

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

The fair value of the options granted during the years ended December 31, 2007, 2006 and 2005 was estimated at the date of grant using the Black-Scholes option valuation model with the assumptions included in the following tables:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Dividend yields	0.00%	0.00%	0.00%
Expected volatility	39.29%	42.73 - 43.76%	48.48%
Risk-free interest rates	4.20%	4.36 - 4.91%	4.42%
Expected life (in years)	5.3	5.3 - 5.7	5.7
Weighted average fair value at date of grant for options granted (per share)	$27.24	$21.69	$14.91

Total intrinsic value of options exercised	$61.0	$60.4	$8.7

The following table is a summary of stock options under all of the Company’s plans.

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,458,987	$14.84
Granted	5,298	$64.58
Exercised	(962,245)	$10.78
Canceled or expired	(39,980)	$24.89
Outstanding at December 31, 2007	1,462,060	$17.41	5.6	$70.4
Exercisable at December 31, 2007	1,192,146	$13.88	5.2	$61.6
Expected to vest at December 31, 2007	1,450,994	$17.29	5.6	$70.1

Substantially all restricted stock awards under the 2000 Plan and the 1996 Plan vest over a four year period, with 25% of each grant vesting on each of the first four anniversary dates of the grant. During 2007, 99 thousand shares of performance based awards were granted which vest approximately over a one year period. The fair value of the restricted stock awards is based on the market price at date of grant. As of December 31, 2007, unrecognized compensation costs related to restricted stock totaled approximately $72.4, which will be expensed over a weighted average period of 2.4 years. The weighted average fair value at date of grant for restricted stock awards was $64.74, $47.80 and $22.89 for the years ended December 31, 2007, 2006 and 2005, respectively. The total fair value of shares vested for restricted stock awards was $24.1, $17.6 and $7.7 for the years ended December 31, 2007, 2006 and 2005, respectively.

The following table is a summary of restricted stock awards under all of the Company’s plans:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	2,464,421	$41.95
Granted	848,338	$64.74
Vested	(707,646)	$33.99
Canceled or expired	(169,758)	$42.04
Nonvested at December 31, 2007	2,435,355	$52.15

Compensation expense recognized under all stock-based compensation arrangements was $67.8, $45.3 and $10.7 for the fiscal years ended December 31, 2007, 2006 and 2005, respectively. The stock-based compensation expense was included in Selling, general and administrative expenses in the Consolidated Statements of Income. The related tax benefit reflected in the provision was $21.4, $14.8 and $3.8 for the years ended December 31, 2007, 2006 and 2005, respectively.

Cash received from option exercises under all stock-based compensation arrangements and the excess tax benefit realized for the tax deductions from all stock-based compensation arrangements totaled $10.4 and $22.7, respectively.

The excess tax benefit for all stock-based compensation is included in the Consolidated Statement of Cash Flows as an operating cash outflow and a financing cash inflow.

Comprehensive Income (Loss). The following table reflects the accumulated balances of other comprehensive income.

	Pension Liability Adjustment	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2005	$(44.4)	$248.3	$2.6	$206.5
Current year change	(11.7)	(163.0)	(5.6)	(180.3)
Balance at December 31, 2005	(56.1)	85.3	(3.0)	26.2
Current year change	5.6	137.7	4.0	147.3
Impact of FAS No. 158 adoption	(18.3)	-	-	(18.3)
Balance at December 31, 2006	(68.8)	223.0	1.0	155.2
Current year change	10.5	96.9	(6.0)	101.4
Balance at December 31, 2007	$(58.3)	$319.9	$(5.0)	$256.6

As of December 31, 2007, other accumulated comprehensive income for the pension liability adjustment and the derivative hedging adjustment are net of a tax benefit of $29.8 and a tax liability of $1.0, respectively.

NOTE R – LITIGATION AND CONTINGENCIES

In the Company’s lines of business, numerous suits have been filed alleging damages for accidents that have occurred during the use or operation of the Company’s products. The Company is insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risk required by law or contract with retained liability to the Company or deductibles.  The Company has recorded and maintains an estimated liability in the amount of management’s estimate of the Company’s aggregate exposure for such retained liabilities and deductibles.  For such retained liabilities and deductibles, the Company determines its exposure based on probable loss estimations, which requires such losses to be both probable and the amount or range of possible loss to be estimable. Management does not believe that the final outcome of such matters will have a material adverse effect on the Company’s consolidated financial position.

The Company is involved in various other legal proceedings, including workers’ compensation liability and intellectual property litigation, which have arisen in the normal course of its operations. The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company’s outstanding letters of credit totaled $136.1 at December 31, 2007. The letters of credit generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

The Company has a letter of credit outstanding covering losses related to two former subsidiaries’ workers’ compensation obligations. The Company has recorded liabilities for these contingent obligations in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

Credit Guarantees

Customers of the Company from time to time may fund the acquisition of the Company’s equipment through third-party finance companies. In certain instances, the Company may provide a credit guarantee to the finance company, by which the Company agrees to make payments to the finance company should the customer default. The maximum liability of the Company is limited to the remaining payments due to the finance company at the time of default. In the event of customer default, the Company is generally able to recover and dispose of the equipment at a minimum loss, if any, to the Company.

As of December 31, 2007 and 2006, the Company’s maximum exposure to such credit guarantees was $220.0 and $212.4, respectively, including total guarantees issued by Terex Demag, part of the Cranes segment, of $150.6 and $155.7, respectively, and Genie, part of the Aerial Work Platforms segment, of $38.6 and $25.4, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. The maximum exposure for residual value guarantees issued by the Company totaled $41.3 and $30.1 as of December 31, 2007 and 2006, respectively. The Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2007 and 2006, the Company’s maximum exposure pursuant to buyback guarantees was $132.6 and $106.7, respectively. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

See Note A – “Basis of Presentation - Revenue Recognition,” for a discussion of revenue recognition on arrangements with buyback guarantees.

As of December 31, 2007 and 2006, the Company has recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Consolidated Balance Sheet of approximately $19 and $16, respectively, for the estimated fair value of all guarantees provided.

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

NOTE T – CONSOLIDATING FINANCIAL STATEMENTS

On November 25, 2003, the Company sold and issued $300 aggregate principal amount of the 7-3/8% Notes. As of December 31, 2007, the 7-3/8% Notes were jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): Amida Industries, Inc., Cedarapids, Inc., CMI Terex Corporation, Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS National, Inc., Koehring Cranes, Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA LLC, PPM Cranes, Inc., Schaeff Incorporated, Spinnaker Insurance Company, Terex Advance Mixer, Inc., Terex Cranes, Inc., Terex Cranes Wilmington, Inc., Terex Financial Services, Inc., Terex Mining Equipment, Inc., Terex Utilities, Inc., Terex-RO Corporation and Terex-Telelect, Inc. All of the guarantees are full and unconditional. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 7-3/8% Notes.

The following summarized condensed consolidating financial information for the Company segregates the financial information of Terex Corporation, the Wholly-owned Guarantors and the non-guarantor subsidiaries. The results and financial position of businesses acquired are included from the dates of their respective acquisitions.

Terex Corporation consists of parent company operations. Subsidiaries of the parent company are reported on the equity basis. Wholly-owned Guarantors combine the operations of the Wholly-owned Guarantor subsidiaries. Subsidiaries of Wholly-owned Guarantors that are not themselves guarantors are reported on the equity basis. Non-guarantor subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the obligations of Terex Corporation under the 7-3/8% Notes. Debt and goodwill allocated to subsidiaries are presented on a “push-down” accounting basis. In 2007, the Company changed its methodology to allocate tax expense between Terex Corporation and the Wholly-owned Guarantors using the Company's consolidated current year U.S. effective tax rate applied to Income from continuing operations before income taxes.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2007
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$807.7	$2,965.7	$6,318.2	$(953.9)	$9,137.7
Cost of goods sold	702.5	2,244.9	5,262.2	(953.9)	7,255.7
Gross profit	105.2	720.8	1,056.0	-	1,882.0
Selling, general & administrative expenses	(113.9)	(258.6)	(548.1)	-	(920.6)
Income (loss) from operations	(8.7)	462.2	507.9	-	961.4
Interest income	4.0	0.6	14.5	-	19.1
Interest expense	(16.5)	(17.8)	(31.5)	-	(65.8)
Loss on early extinguishment of debt	(12.5)	-	-	-	(12.5)
Income from subsidiaries	615.0	-	-	(615.0)	-
Other income (expense) - net	31.9	7.1	(21.9)	-	17.1
Income from continuing operations before income taxes	613.2	452.1	469.0	(615.0)	919.3
(Provision for) benefit from income taxes	0.7	(170.6)	(135.5)	-	(305.4)
Net income	$613.9	$281.5	$333.5	$(615.0)	$613.9

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2006
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$648.9	$2,974.4	$4,897.1	$(872.8)	$7,647.6
Cost of goods sold	569.9	2,385.4	4,122.0	(872.8)	6,204.5
Gross profit	79.0	589.0	775.1	-	1,443.1
Selling, general & administrative expenses	(99.8)	(217.6)	(416.2)	-	(733.6)
Income (loss) from operations	(20.8)	371.4	358.9	-	709.5
Interest income	7.5	0.2	7.8	-	15.5
Interest expense	(25.1)	(22.8)	(42.8)	-	(90.7)
Loss on early extinguishment of debt	(23.3)	-	-	-	(23.3)
Income from subsidiaries	553.4	-	-	(553.4)	-
Other income (expense) - net	26.6	4.5	(27.4)	-	3.7
Income from continuing operations before income taxes	518.3	353.3	296.5	(553.4)	614.7
(Provision for) benefit from income taxes	(110.7)	2.3	(109.8)	-	(218.2)
Income from continuing operations	407.6	355.6	186.7	(553.4)	396.5
Income from discontinued operations – net of tax	-	-	11.1	-	11.1
Loss on disposition of discontinued operations – net of tax	(7.7)	-	-	-	(7.7)
Net income	$399.9	$355.6	$197.8	$(553.4)	$399.9

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2005
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$659.4	$2,339.2	$3,827.0	$(669.1)	$6,156.5
Cost of goods sold	581.7	1,993.6	3,303.0	(669.1)	5,209.2
Gross profit	77.7	345.6	524.0	-	947.3
Selling, general & administrative expenses	(73.9)	(170.5)	(329.2)	-	(573.6)
Goodwill impairment	-	(3.3)	-	-	(3.3)
Income from operations	3.8	171.8	194.8	-	370.4
Interest income	2.5	0.6	4.6	-	7.7
Interest expense	(28.8)	(25.2)	(42.3)	-	(96.3)
Income from subsidiaries	236.1	-	-	(236.1)	-
Other income (expense) - net	25.0	7.9	(25.8)	-	7.1
Income from continuing operations before income taxes	238.6	155.1	131.3	(236.1)	288.9
Provision for income taxes	(50.1)	(0.1)	(51.1)	-	(101.3)
Income from continuing operations	188.5	155.0	80.2	(236.1)	187.6
Income from discontinued operations - net of tax	-	-	0.9	-	0.9
Net income	$188.5	$155.0	$81.1	$(236.1)	$188.5

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2007
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$578.2	$4.8	$689.4	$-	$1,272.4
Trade receivables - net	67.6	258.0	870.2	-	1,195.8
Intercompany receivables	113.4	51.4	191.7	(356.5)	-
Inventories	227.2	318.5	1,388.6	-	1,934.3
Other current assets	152.0	13.5	208.9	-	374.4
Total current assets	1,138.4	646.2	3,348.8	(356.5)	4,776.9
Property, plant & equipment - net	48.7	92.8	277.9	-	419.4
Investment in and advances to (from) subsidiaries	2,135.9	269.2	(869.5)	(1,535.6)	-
Goodwill	63.3	236.2	399.5	-	699.0
Other assets	105.6	85.0	230.4	-	421.0

Total assets	$3,491.9	$1,329.4	$3,387.1	$(1,892.1)	$6,316.3

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$2.0	$9.6	$20.9	$-	$32.5
Trade accounts payable	65.0	268.7	879.2	-	1,212.9
Intercompany payables	15.7	(140.2)	481.0	(356.5)	-
Accruals and other current liabilities	117.9	155.7	656.3	-	929.9
Total current liabilities	200.6	293.8	2,037.4	(356.5)	2,175.3
Long-term debt, less current portion	853.2	152.0	314.3	-	1,319.5
Retirement plans and other long-term liabilities	94.9	66.6	316.8	-	478.3
Stockholders’ equity	2,343.2	817.0	718.6	(1,535.6)	2,343.2

Total liabilities and stockholders’ equity	$3,491.9	$1,329.4	$3,387.1	$(1,892.1)	$6,316.3

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2006
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$156.4	$2.7	$517.6	$-	$676.7
Trade receivables - net	26.8	252.7	671.0	-	950.5
Intercompany receivables	18.7	44.3	168.1	(231.1)	-
Inventories	153.1	337.0	1,011.9	-	1,502.0
Other current assets	105.9	18.8	178.9	-	303.6
Total current assets	460.9	655.5	2,547.5	(231.1)	3,432.8
Property, plant & equipment - net	23.6	82.2	232.7	-	338.5
Investment in and advances to (from) subsidiaries	1,794.8	(41.7)	(735.7)	(1,017.4)	-
Goodwill	8.3	232.4	392.1	-	632.8
Other assets	(49.4)	149.5	281.7	-	381.8

Total assets	$2,238.2	$1,077.9	$2,718.3	$(1,248.5)	$4,785.9

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$203.4	$5.7	$17.9	$-	$227.0
Trade accounts payable	52.4	265.5	716.4	-	1,034.3
Intercompany payables	28.6	(141.3)	343.8	(231.1)	-
Accruals and other current liabilities	138.4	143.0	484.5	-	765.9
Total current liabilities	422.8	272.9	1,562.6	(231.1)	2,027.2
Long-term debt, less current portion	45.4	153.5	337.2	-	536.1
Retirement plans and other long-term liabilities	19.0	116.0	336.6	-	471.6
Stockholders’ equity	1,751.0	535.5	481.9	(1,017.4)	1,751.0

Total liabilities and stockholders’ equity	$2,238.2	$1,077.9	$2,718.3	$(1,248.5)	$4,785.9

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2007
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by operating activities	$15.6	$76.1	$269.7	$-	$361.4
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(143.2)	-	(11.2)	-	(154.4)
Capital expenditures	(22.4)	(30.8)	(58.3)	-	(111.5)
Investments in and advances to affiliates	-	-	(0.9)	-	(0.9)
Proceeds from sale of assets	(0.2)	6.6	8.9	-	15.3
Net cash used in investing activities	(165.8)	(24.2)	(61.5)	-	(251.5)
Cash flows from financing activities
Principal repayments of long-term debt	(86.0)	(52.0)	(62.0)	-	(200.0)
Proceeds from issuance of long-term debt	800.0	-	-	-	800.0
Payment of debt issuance costs	(10.7)	-	-	-	(10.7)
Excess tax benefit from stock-based compensation	22.9	-	-	-	22.9
Proceeds from stock options exercised	10.4	-	-	-	10.4
Net borrowings (repayments) under credit facilities	2.0	2.2	(33.2)	-	(29.0)
Share repurchases	(166.6)	-	-	-	(166.6)
Other – net	-	-	4.1	-	4.1
Net cash provided by (used in) financing activities	572.0	(49.8)	(91.1)	-	431.1
Effect of exchange rate changes on cash and cash equivalents	-	-	54.7	-	54.7
Net increase in cash and cash equivalents	421.8	2.1	171.8	-	595.7
Cash and cash equivalents, beginning of period	156.4	2.7	517.6	-	676.7
Cash and cash equivalents, end of period	$578.2	$4.8	$689.4	$-	$1,272.4

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2006
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by operating activities	$72.6	$108.9	$310.8	$-	$492.3
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	-	-	(33.2)	-	(33.2)
Capital expenditures	(10.0)	(24.2)	(44.7)	-	(78.9)
Investments in and advances to affiliates	-	-	(7.1)	-	(7.1)
Proceeds from disposition of discontinued operations – net of cash divested	-	-	55.2	-	55.2
Proceeds from sale of assets	-	-	12.1	-	12.1
Net cash used in investing activities	(10.0)	(24.2)	(17.7)	-	(51.9)
Cash flows from financing activities
Principal repayments of long-term debt	(129.0)	(78.0)	(93.0)	-	(300.0)
Payment of debt issuance costs	(7.9)	-	-	-	(7.9)
Excess tax benefit from stock-based compensation	16.9	-	-	-	16.9
Proceeds from stock options exercised	15.3	-	-	-	15.3
Net repayments under credit facilities	(30.4)	(6.5)	(36.5)	-	(73.4)
Other – net	-	-	(3.6)	-	(3.6)
Net cash used in financing activities	(135.1)	(84.5)	(133.1)	-	(352.7)
Effect of exchange rate changes on cash and cash equivalents	-	-	35.4	-	35.4
Net (decrease) increase in cash and cash equivalents	(72.5)	0.2	195.4	-	123.1
Cash and cash equivalents, beginning of period	228.9	2.5	322.2	-	553.6
Cash and cash equivalents, end of period	$156.4	$2.7	$517.6	$-	$676.7

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2005
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by operating activities	$118.6	$38.2	$116.6	$-	$273.4
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	-	-	(5.1)	-	(5.1)
Capital expenditures	(5.1)	(16.1)	(27.4)	-	(48.6)
Investments in and advances to affiliates	-	-	(4.6)	-	(4.6)
Proceeds from sale of assets	-	-	1.6	-	1.6
Net cash used in investing activities	(5.1)	(16.1)	(35.5)	-	(56.7)
Cash flows from financing activities
Proceeds from stock options exercised	5.1	-	-	-	5.1
Net repayments under credit facilities	(0.7)	(11.4)	(23.4)	-	(35.5)
Other - net	-	(11.7)	(6.9)	-	(18.6)
Net cash provided by (used in) financing activities	4.4	(23.1)	(30.3)	-	(49.0)
Effect of exchange rate changes on cash and cash equivalents	-	-	(32.9)	-	(32.9)
Net (decrease) increase in cash and cash equivalent	117.9	(1.0)	17.9	-	134.8
Cash and cash equivalents, beginning of period	111.0	3.5	304.3	-	418.8
Cash and cash equivalents, end of period	$228.9	$2.5	$322.2	$-	$553.6

TEREX CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Amounts in millions)

		Additions
	Balance Beginning of Year	Charges to Earnings	Other (1)	Deductions (2)	Balance End of Year
Year ended December 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$60.3	$18.4	$3.4	$(19.6)	$62.5
Reserve for excess and obsolete inventory	97.9	28.9	4.1	(25.4)	105.5
Valuation allowances for deferred tax assets	58.7	1.7	1.4	(5.3)	56.5
Totals	$216.9	$49.0	$8.9	$(50.3)	$224.5

Year ended December 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$48.7	$16.0	$5.0	$(9.4)	$60.3
Reserve for excess and obsolete inventory	79.9	37.1	9.9	(29.0)	97.9
Valuation allowances for deferred tax assets	112.3	1.2	(54.8)	—	58.7
Totals	$240.9	$54.3	$(39.9)	$(38.4)	$216.9

Year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$52.3	$26.5	$(15.0)	$(15.1)	$48.7
Reserve for excess and obsolete inventory	73.2	42.0	(8.8)	(26.5)	79.9
Valuation allowances for deferred tax assets	222.6	(13.6)	(96.7)	—	112.3
Totals	$348.1	$54.9	$(120.5)	$(41.6)	$240.9

(1)	Primarily represents the impact of foreign currency exchange, release of valuation allowance initially recorded in goodwill in 2005 and 2006, and the disposition of Tatra in 2006.
(2)	Primarily represents the utilization of established reserves, net of recoveries.