Form 10-Q
period 2008-03-31
TEREX CORP
filed 2008-05-06
CIK 97216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

F O R M 10 – Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b -2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Number of outstanding shares of common stock: 100.9 million as of April 30, 2008.

The Exhibit Index begins on page 44.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation (“Terex” or the “Company”) generally speaks as of March 31, 2008 unless specifically noted otherwise, and includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned) which were guarantors on March 31, 2008 (the “Guarantors”) of the Company’s 7-3/8% Senior Subordinated Notes due 2014. See Note Q – “Consolidating Financial Statements” to the Company’s March 31, 2008 Condensed Consolidated Financial Statements included in this Quarterly Report.

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

As used in this Quarterly Report on Form 10-Q, unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.” This Quarterly Report on Form 10-Q generally speaks as of March 31, 2008, unless specifically noted otherwise.

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

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(unaudited)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2008	2007

Net sales	$2,362.7	$2,012.7
Cost of goods sold	(1,848.7)	(1,600.7)
Gross profit	514.0	412.0
Selling, general and administrative expenses	(257.7)	(211.3)
Income from operations	256.3	200.7
Other income (expense)
Interest income	9.1	3.4
Interest expense	(25.5)	(14.2)
Loss on early extinguishment of debt	-	(12.5)
Other income (expense) – net	6.6	4.6
Income before income taxes	246.5	182.0
Provision for income taxes	(83.2)	(68.2)
Net income	$163.3	$113.8
PER COMMON SHARE:
Basic	$1.62	$1.11

Diluted	$1.59	$1.09

Weighted average number of shares outstanding in per share calculation
Basic	101.1	102.2
Diluted	103.0	104.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

(in millions, except par value)

March 31, 2008		December 31, 2007
Assets
Current assets
Cash and cash equivalents	$604.2	$1,272.4
Trade receivables (net of allowance of $67.0 and $62.5 at March 31, 2008 and December 31, 2007, respectively)	1,407.5	1,195.8
Inventories	2,362.0	1,934.3
Deferred taxes	162.8	166.3
Other current assets	252.4	208.1
Total current assets	4,788.9	4,776.9
Long-term assets
Property, plant and equipment - net	475.6	419.4
Goodwill	1,022.3	699.0
Deferred taxes	122.9	143.1
Other assets	321.6	277.9
Total assets	$6,731.3	$6,316.3
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$26.9	$32.5
Trade accounts payable	1,411.8	1,212.9
Accrued compensation and benefits	194.0	194.8
Accrued warranties and product liability	141.9	132.0
Customer advances	140.3	181.8
Other current liabilities	448.6	421.3
Total current liabilities	2,363.5	2,175.3
Non-current liabilities
Long-term debt, less current portion	1,346.5	1,319.5
Retirement plans and other	483.2	478.3
Total liabilities	4,193.2	3,973.1
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 106.8 and 106.2 shares at March 31, 2008 and December 31, 2007, respectively	1.1	1.1
Additional paid-in capital	1,007.6	1,004.1
Retained earnings	1,448.0	1,284.7
Accumulated other comprehensive income	337.3	256.6
Less cost of shares of common stock in treasury – 6.5 and 5.9 shares at March 31, 2008 and December 31, 2007, respectively	(255.9)	(203.3)
Total stockholders’ equity	2,538.1	2,343.2

Total liabilities and stockholders’ equity	$6,731.3	$6,316.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended March 31,
	2008	2007
Operating Activities
Net income	$163.3	$113.8
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	17.2	15.9
Amortization	5.2	2.4
Deferred taxes	23.2	(2.6)
Loss on early extinguishment of debt	-	3.2
Gain on sale of assets	(0.8)	(4.9)
Stock-based compensation	17.0	15.7
Excess tax benefit from stock-based compensation	(6.0)	(10.8)
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(133.8)	(182.3)
Inventories	(289.4)	(248.1)
Trade accounts payable	112.3	128.8
Accrued compensation and benefits	(28.4)	(30.4)
Income taxes payable	46.5	47.4
Accrued warranties and product liability	(0.7)	3.9
Customer advances	(48.1)	18.2
Other, net	(67.9)	(35.0)
Net cash used in operating activities	(190.4)	(164.8)
Investing Activities
Acquisition of businesses, net of cash acquired	(439.1)	-
Capital expenditures	(24.8)	(22.2)
Proceeds from sale of assets	2.0	8.9
Net cash used in investing activities	(461.9)	(13.3)
Financing Activities
Principal repayments of long-term debt	-	(200.0)
Excess tax benefit from stock-based compensation	6.0	10.8
Proceeds from stock options exercised	0.7	4.2
Net borrowings (repayments) under revolving line of credit agreements	(6.6)	115.1
Share repurchase	(44.4)	(5.4)
Other, net	(0.6)	2.3
Net cash used in financing activities	(44.9)	(73.0)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	29.0	5.6
Net Decrease in Cash and Cash Equivalents	(668.2)	(245.5)
Cash and Cash Equivalents at Beginning of Period	1,272.4	676.7
Cash and Cash Equivalents at End of Period	$604.2	$431.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

(dollar amounts in millions, unless otherwise noted, except per share amounts)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2007 has been derived from the audited Consolidated Balance Sheet as of that date.

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

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Cash and cash equivalents at March 31, 2008 and December 31, 2007 include $4.0 and $3.7, respectively, which was not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to current period presentation. Additionally, in the Condensed Consolidated Statement of Cash Flows, the Company revised upward Cash and Cash Equivalents at End of Period and Trade Accounts Payable for March 31, 2007 by $26.0 related to book overdrafts to conform to current period presentation.

Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model.  In February 2008, the FASB issued FASB Staff Positions (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of 2009.  The provisions of SFAS No. 157 have not been applied to non-financial assets and non-financial liabilities. The adoption of SFAS No. 157 did not have a significant impact on the determination or reporting of the Company’s financial results.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company has not elected to apply this provision to its existing financial instruments as of March 31, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141R changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is prohibited. The effects of SFAS No. 141R will depend on future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141R. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating the effects, if any, that SFAS No. 160 may have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. SFAS No. 161 is intended to improve financial reporting by requiring transparency about the nature, purpose, location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. The Company is currently evaluating the effects that SFAS No. 161 may have on its financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”).  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP No. 142-3 is effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008.  Early adoption is prohibited.  The Company is currently evaluating the effects, if any, that FSP No. 142-3 may have on its financial statements.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical customer review. The Company reviews its allowance for doubtful accounts at least quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines that the receivable will not be recovered. The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note O - “Litigation and Contingencies.” Substantially all receivables were trade receivables at March 31, 2008 and December 31, 2007.

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

A liability for estimated warranty claims is accrued at the time of sale. The non-current portion of the warranty accrual is included in Retirement plans and other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet. The liability is established using historical warranty claim experience for each product sold. Historical claim experience may be adjusted for known design improvements or for the impact of unusual product quality issues. Warranty reserves are reviewed quarterly to ensure critical assumptions are updated for known events that may affect the potential warranty liability.

The following table summarizes the changes in the consolidated product warranty liability:

Three Months Ended March 31, 2008
Balance at beginning of period	$145.4
Accruals for warranties issued during the period	35.0
Changes in estimates	0.1
Settlements during the period	(35.4)
Foreign exchange effect/other	10.1
Balance at end of period	$155.2

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

The Construction segment designs, manufactures and markets two primary categories of construction equipment: heavy construction and compact construction equipment. Construction, logging, mining, industrial and government customers use these products in construction and infrastructure projects and in coal, minerals, sand and gravel operations. The Company acquired A.S.V., Inc. (“ASV”) on February 26, 2008. The results of ASV are included in the Construction segment from its date of acquisition.

The Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck-mounted cranes (boom trucks) and telescopic container stackers. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities.

The Materials Processing & Mining segment designs, manufactures and markets crushing and screening equipment, hydraulic mining excavators, highwall mining equipment, high capacity surface mining trucks, drilling equipment and other products. Construction, mining, quarrying and government customers use these products in construction and commodity mining. The Company acquired Superior Highwall Miners, Inc. and its affiliates (“SHM”) on November 6, 2007. The results of SHM are included in the Materials Processing & Mining segment from its date of acquisition.

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

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items that have not been allocated to business segments for the three months ended March 31, 2008 and 2007. Business segment information is presented below:

	Three Months Ended March 31,
	2008	2007
Net Sales
Aerial Work Platforms	$586.6	$547.7
Construction	448.3	407.8
Cranes	632.2	500.8
Materials Processing & Mining	564.3	395.3
Roadbuilding, Utility Products and Other	169.2	178.8
Eliminations/Corporate	(37.9)	(17.7)
Total	$2,362.7	$2,012.7

Income from Operations
Aerial Work Platforms	$106.6	$99.3
Construction	3.1	6.1
Cranes	85.8	53.0
Materials Processing & Mining	68.7	46.4
Roadbuilding, Utility Products and Other	(0.7)	2.4
Eliminations/Corporate	(7.2)	(6.5)
Total	$256.3	$200.7

	March 31, 2008	December 31, 2007
Identifiable Assets
Aerial Work Platforms	$1,065.7	$894.5
Construction	2,091.1	1,559.1
Cranes	1,716.5	1,597.7
Materials Processing & Mining	2,379.0	2,243.6
Roadbuilding, Utility Products and Other	435.9	436.4
Eliminations/Corporate	(956.9)	(415.0)
Total	$6,731.3	$6,316.3

NOTE C – INCOME TAXES

The effective tax rate for the three months ended March 31, 2008 was 33.8%, as compared to an effective rate of 37.5% for the three months ended March 31, 2007. The effective tax rate for the three months ended March 31, 2008 was lower than the prior year period primarily due to reductions in statutory tax rates in Germany, Italy and the United Kingdom, and the tax effect of a repayment of an intercompany loan in the first quarter of 2007.

In the first quarter of 2008, the Company released a tax reserve related to its method of deducting certain compensation expenses for tax purposes. During the quarter, the Company filed an application with a tax authority to change its income tax accounting method. Upon filing the application, the tax position became highly certain, thereby requiring the release of the reserve. The release of the reserve resulted in a $15.2 reduction in the Company’s total gross uncertain tax positions and reduced tax expense for the quarter by $0.5.

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

NOTE D – EARNINGS PER SHARE

	Three Months Ended March 31, (in millions, except per share data)
	2008	2007

Net income	$163.3	$113.8

Basic Shares:
Weighted average shares outstanding	101.1	102.2

Earnings per share - basic:	$1.62	$1.11

Diluted shares:
Weighted average shares outstanding	101.1	102.2
Effect of dilutive securities:
Stock options and restricted stock awards	1.9	2.5

Diluted weighted average shares outstanding	103.0	104.7

Earnings per share - diluted:	$1.59	$1.09

Weighted average options to purchase 16 thousand and 21 thousand shares of Common Stock were outstanding during the three months ended March 31, 2008 and 2007 respectively, but were not included in the computation of diluted shares as the exercise price of these awards exceeded the average market price for the period and the effect would have been anti-dilutive. Weighted average restricted stock awards of 562 thousand and 164 thousand were outstanding during the three months ended March 31, 2008 and 2007 respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or because performance targets were not yet achieved for awards contingent upon performance.  SFAS No. 128, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

NOTE E – INVENTORIES

Inventories consist of the following:

	March 31, 2008	December 31, 2007
Finished equipment	$773.2	$638.2
Replacement parts	403.6	368.7
Work-in-process	479.2	337.9
Raw materials and supplies	706.0	589.5
Inventories	$2,362.0	$1,934.3

Reserves for excess and obsolete inventory were $118.6 and $105.5 at March 31, 2008 and December 31, 2007, respectively.

NOTE F – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment - net consist of the following:

	March 31, 2008	December 31, 2007
Property	$58.7	$56.0
Plant	222.3	197.8
Equipment	505.5	451.0
	786.5	704.8
Less: Accumulated depreciation	(310.9)	(285.4)
Property, plant and equipment - net	$475.6	$419.4

NOTE G – EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from the leasing of the Company’s products to customers. Initial noncancellable lease terms typically range up to 84 months. The net book value of equipment subject to operating leases was approximately $76 and $73 at March 31, 2008 and December 31, 2007, respectively, (net of accumulated depreciation of approximately $37 and $35, respectively), and is included within Other assets in the Company’s Condensed Consolidated Balance Sheet. The equipment is depreciated on the straight-line basis over the shorter of the estimated useful life or the estimated amortization period of any borrowings secured by the asset to its estimated salvage value.

NOTE H – ACQUISITIONS

2008 Acquisitions

On February 26, 2008, the Company acquired approximately 98% of the outstanding common stock of ASV through a tender offer. This was followed by a merger that was completed on March 3, 2008, pursuant to which the Company acquired all of the remaining outstanding common stock of ASV. The results of ASV are included in the Construction Segment from the date of acquisition. Headquartered in Grand Rapids, Minnesota, ASV is a manufacturer of compact rubber track loaders and related accessories, undercarriages and traction products. The acquisition enhances the Company’s product line for smaller construction equipment and provides opportunities for expanding the customer base of ASV and the Company. The Company intends to expand ASV product sales outside the U.S.

The aggregate purchase price for ASV was approximately $504, of which approximately $476 was paid in cash prior to March 31, 2008 and approximately $27 was paid subsequent to March 31, 2008. The Company issued 24 thousand restricted shares of the Company’s Common Stock valued at $1.7, of which $0.8 was allocated to the purchase price and the remaining $0.9 will be recorded as expense for the Company over the remaining service period. On the date of acquisition, ASV had approximately $47 in cash.

Although the acquisition of ASV is not material to the Company, given the relative significance of the goodwill recorded, the following table provides information summarizing the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing the valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

At February 26, 2008:

Current assets	$168
Property, plant and equipment – net	28
Intangible assets	42
Goodwill	295
Other assets	8
Total assets acquired	541
Current liabilities	21
Non-current liabilities	16
Total liabilities assumed	37
Net assets acquired	$504

On a preliminary basis, of the approximate $42 of acquired intangible assets, approximately $25 was assigned to customer relationships with useful lives of 10-15 years, approximately $12 to patents with useful lives of 10-19 years and approximately $5 was assigned to trademarks and trade names, which have been deemed to have indefinite lives.

Goodwill of approximately $295 was recorded, which represented the excess of the purchase price over the preliminary estimated fair values of net assets acquired. None of the goodwill assigned to ASV is expected to be deductible for tax purposes.

2007 Acquisitions

On November 6, 2007, the Company acquired SHM, headquartered in Beckley, West Virginia, a leading manufacturer of highwall mining equipment for use in trench mining, open pit mining, contour mining and auger hole mining applications. The total consideration for the transaction was approximately $146 in cash. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Goodwill of approximately $69 was recorded, which represented the excess of the purchase price over the estimated fair values of net assets acquired. Goodwill of $55 was initially recognized on the date of acquisition and purchase accounting adjustments of $14 were recorded during the period ending March 31, 2008 primarily related to adjustments to customer relationships and deferred taxes. Approximately $25 of the goodwill assigned to SHM is expected to be deductible for tax purposes. The results of SHM are included in the Materials Processing & Mining Segment from the date of acquisition.

NOTE I – INVESTMENT IN JOINT VENTURE

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

As of March 31, 2008, TFSH had total assets of $639.8 consisting primarily of financing receivables and lease related equipment, and total liabilities of $582.3, consisting primarily of debt issued by the joint venture partner. Prior to March 31, 2006, the Company provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of March 31, 2008, the maximum exposure to loss under these guarantees was approximately $18. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company’s ownership percentage. The Company did not contribute capital to TFSH during 2007 or 2008.

NOTE J – GOODWILL

An analysis of changes in the Company’s goodwill by business segment is as follows:

	Terex Aerial Work Platforms	Terex Construction	Terex Cranes	Terex Materials Processing & Mining	Terex Roadbuilding, Utility Products and Other	Total
Balance at December 31, 2007	$96.7	$129.4	$116.0	$278.8	$78.1	$699.0
Acquisitions	5.0	294.5	-	13.9	-	313.4
Foreign exchange effect and other	1.1	3.2	5.7	(0.2)	0.1	9.9

Balance at March 31, 2008	$102.8	$427.1	$121.7	$292.5	$78.2	$1,022.3

As of March 31, 2008, the roadbuilding reporting unit within the Roadbuilding, Utility Products and Other segment did not meet the forecasted business performance used in the annual goodwill impairment test as of October 1, 2007.  The downturn in the U.S. residential housing market and limited funding for infrastructure projects, has negatively impacted the businesses in which this reporting unit operates.

The Company updated its forecast to address the impact of changes in business conditions and performed a goodwill impairment test as of March 31, 2008 for the roadbuilding reporting unit.  The roadbuilding reporting unit passed the test and no impairment charge was recorded.  The Company will continue to monitor the estimated fair value of the roadbuilding business for purposes of determining whether impairment is evidenced.  The amount of goodwill recorded for the roadbuilding reporting unit as of March 31, 2008 was $34.4.

NOTE K – DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company uses forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions. The primary currencies to which the Company is exposed are the Euro and British Pound. When using options as a hedging instrument, the Company excludes time value from assessment of effectiveness. The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of Accumulated other comprehensive income until the underlying hedged transactions are reported in the Company’s Condensed Consolidated Statement of Income. The Company uses interest rate swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt and to fair value changes of fixed rate debt. Primary exposure includes movements in the London Interbank Offer Rate (“LIBOR”).

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

In November 2007, the Company entered into an interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment. At December 31, 2007, the Company had $400.0 notional amount of this interest rate swap agreement outstanding, which matures in 2017. The fair market value of this swap at March 31, 2008 was a gain of $34.3, which is recorded in Other assets.

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

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates. At March 31, 2008, the Company had $1,474.1 notional amount of currency exchange forward contracts outstanding, most of which mature on or before March 31, 2009. The fair market value of these swaps at March 31, 2008 was a net loss of $6.6. At March 31, 2008, $1,416.2 notional amount ($6.2 of fair value losses) of these swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified transactions. During 2008 and 2007, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income, and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

At March 31, 2008, the fair value of all derivative instruments designated as cash flow and fair value hedges has been recorded in the Condensed Consolidated Balance Sheet as an asset of $59.7 and as a liability of $30.7.

Counterparties to currency exchange forward contracts are major financial institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

Unrealized net gains (losses), net of tax, included in Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$(5.0)	$1.0
Additional gains (losses)	(1.4)	(3.1)
Amounts reclassified to earnings	1.1	1.5
Balance at end of period	$(5.3)	$(0.6)

The estimated amount of existing pre-tax net losses for derivative contracts recorded in Accumulated other comprehensive income as of March 31, 2008 that are expected to be reclassified into earnings in the next twelve months is $5.3.

NOTE L – FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis under the provisions of SFAS No. 157 include interest rate swap and foreign currency forward contracts discussed in Note K - “Derivative Financial Instruments.” These contracts are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. These approaches often use market multiples derived from a set of comparables. As discussed in Note A – “Basis of Presentation,” the Company has only adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value within the condensed consolidated financial statements. In accordance with FSP No. 157-2, the Company has deferred the application of the provisions of this statement to its non-financial assets and liabilities measured at fair value on a non-recurring basis, such as the fair value measurements used in the Company’s annual goodwill impairment assessment and business combination related fair value measurements. SFAS No. 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 - Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Determining which category an asset or liability falls within this hierarchy requires judgment. The Company evaluates its hierarchy disclosures each quarter. As discussed in Note K - “Derivative Financial Instruments,” the Company has two types of derivative instruments that it records at fair value on a recurring basis, the interest rate swap and foreign exchange contracts. The interest rate swap is categorized under Level 2 of the hierarchy above and is recorded at March 31, 2008 as an asset of $34.3. The foreign exchange contracts are categorized under Level 1 of the hierarchy above and are recorded at March 31, 2008 as a liability of $6.2. The fair value of the interest rate swap agreement is based on LIBOR yield curves at the reporting date. The fair values of the foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date.

NOTE M – LONG-TERM OBLIGATIONS

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

7-3/8% Senior Subordinated Notes

As of March 31, 2008, the Company had $298.5 aggregate principal amount of 7-3/8% Senior Subordinated Notes Due 2014 (“7-3/8% Notes”) outstanding. The 7-3/8% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note Q - “Consolidating Financial Statements”). The 7-3/8% Notes are redeemable by the Company beginning in January 2009 at an initial redemption price of 103.688% of principal amount.

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

The amounts in the Condensed Consolidated Statement of Income for the three months ended March 31, 2007 showed $12.5 for loss on early extinguishment of debt while the Condensed Consolidated Statement of Cash Flows for this period showed $3.2. The $12.5 in the Condensed Consolidated Statement of Income include (a) cash payments of $9.3 for call premiums associated with the repayment of $200 of outstanding debt and (b) $3.2 of non-cash charges for accelerated amortization of debt acquisition costs associated with the outstanding debt, which all flow into the calculation of Net Income. In preparing the Condensed Consolidated Statement of Cash Flows, the non-cash item (b) was added to Net Income to reflect cash flow appropriately.

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

As of March 31, 2008 and December 31, 2007, the Company had $196.5 and $197.0, respectively, of term loans outstanding under the 2006 Credit Agreement. Term loans under the 2006 Credit Agreement bear interest at a rate based on LIBOR plus 1.75%. The weighted average interest rate on the term loans under the 2006 Credit Agreement at March 31, 2008 and December 31, 2007 was 4.45% and 6.58%, respectively.

The 2006 Credit Agreement incorporates facilities for issuance of letters of credit. Letters of credit issued under the 2006 Credit Agreement letter of credit facility decrease availability under the $700 revolving line of credit. The 2006 Credit Agreement also permits the Company to have additional letter of credit facilities, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit.

As of March 31, 2008, the Company had letters of credit issued under the 2006 Credit Agreement that totaled $128.8. The Company did not have an outstanding balance under the revolving credit component of the 2006 Credit Agreement at March 31, 2008 or December 31, 2007.

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

On January 11, 2008, Terex and the Lenders entered into an amendment of the 2006 Credit Agreement. The amendment enables Terex and certain of its subsidiaries to sell accounts receivable of up to $250 at any time through a program utilizing a special purpose subsidiary of Terex. The amendment also allows Terex and certain of its subsidiaries to enter into purchase-money loan and lease financing transactions with their customers in an aggregate amount not to exceed $500 at any time, and provides Terex and its subsidiaries the ability to sell such loans and leases to third parties. The amendment also removes from the definition of permitted acquisition a previous prohibition on an acquisition of a company that is preceded by an unsolicited tender offer for the equity interests of such company. Finally, the amendment makes a number of technical changes to reflect the impact of these substantive revisions.

NOTE N – RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of March 31, 2008, the Company maintained four qualified defined benefit pension plans covering certain domestic employees (the “Terex Plans”). The benefits for the plan covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. Participation in the plan for salaried employees was frozen on or before October 15, 2000. The benefits for three plans covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. Participation was frozen effective December 31, 2000 for one plan, February 18, 2006 for another plan, and June 29, 2007 for the third plan. For all four plans, no participants will be credited with service following the effective dates of their freeze except that participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only. It is the Company’s policy generally to fund the Terex Plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974. Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds.

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

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Components of net periodic cost:
Service cost	$0.5	$0.5	$-	$0.1
Interest cost	2.0	1.9	0.2	0.2
Expected return on plan assets	(2.2)	(2.1)	-	-
Recognized actuarial loss	0.6	0.7	0.1	0.1
Net periodic cost	$0.9	$1.0	$0.3	$0.4

The Company plans to contribute approximately $6 to its U.S. defined benefit pension and post-retirement plans for the year ending December 31, 2008. During the three months ended March 31, 2008, the Company contributed $1.0 to its U.S. defined benefit pension plans.

International Plans – The Company maintains defined benefit plans in Germany, China, France, Netherlands, India and the United Kingdom for some of its subsidiaries. The plans in Germany, China, Netherlands, India and France are unfunded plans. For the Company’s operations in Italy and Thailand, there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination.

	Pension Benefits
	Three Months Ended March 31,
	2008	2007
Components of net periodic cost:
Service cost	$2.0	$1.9
Interest cost	4.5	3.8
Expected return on plan assets	(2.0)	(1.8)
Amortization of prior service cost	0.3	0.3
Recognized actuarial loss	0.3	0.4
Net periodic cost	$5.1	$4.6

The Company plans to contribute approximately $19 to its international defined benefit pension plans for the year ending December 31, 2008. During the three months ended March 31, 2008, the Company contributed $4.4 to its international defined benefit pension plans.

NOTE O – LITIGATION AND CONTINGENCIES

In the Company’s lines of business, a number of suits have been filed alleging damages for accidents that have occurred during the use or operation of the Company’s products. The Company is insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risk as required by law or contract with retained liability to the Company or deductibles.  The Company has recorded and maintains an estimated liability in the amount of management’s estimate of the Company’s aggregate exposure for such retained liabilities and deductibles.  For such retained liabilities and deductibles, the Company determines its exposure based on probable loss estimations, which requires such losses to be both probable and the amount or range of possible loss to be estimable. Management does not believe that the final outcome of such matters will have a material adverse effect on the Company’s consolidated financial statements.

The Company is involved in various other legal proceedings, including workers’ compensation liability and intellectual property litigation, which have arisen in the normal course of its operations. The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company’s outstanding letters of credit totaled $149.9 at March 31, 2008. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

The Company has a letter of credit outstanding covering losses related to two former subsidiaries’ worker compensation obligations. The Company has recorded liabilities for these contingent obligations in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

Credit Guarantees

Customers of the Company from time to time may fund the acquisition of the Company’s equipment through third-party finance companies. In certain instances, the Company may provide a credit guarantee to the finance company, by which the Company agrees to make payments to the finance company should the customer default. The maximum liability of the Company generally is limited to the finance company’s net exposure to the customer at the time of default. In the event of customer default, the Company is generally able to recover and dispose of the equipment at a minimum loss, if any, to the Company.

As of March 31, 2008, the Company’s maximum exposure to such credit guarantees was $234.5, including total guarantees issued by Terex Demag, part of the Cranes segment, and Genie, part of the Aerial Work Platforms segment, of $155.4 and $42.1, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. The maximum exposure for residual value guarantees issued by the Company totaled $42.2 as of March 31, 2008. The risk to the Company associated with these guarantees is mitigated because the maturity of these guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of March 31, 2008, the Company’s maximum exposure pursuant to buyback guarantees was $147.1. The risk to the Company for these guarantees is mitigated because the timing of the buybacks is staggered and the Company can leverage its access to the used equipment markets provided by its original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Retirement plans and other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $19 for the estimated fair value of all guarantees provided as of March 31, 2008.

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

	Three Months Ended March 31,
	2008	2007
Net income	$163.3	$113.8
Other comprehensive income (loss):
Pension liability adjustment	0.1	(0.2)
Translation adjustment	80.9	12.4
Derivative hedging adjustment	(0.3)	(1.6)
Comprehensive income (loss)	$244.0	$124.4

During the first quarter of 2008, the Company granted 946 thousand shares of restricted stock to its employees with a weighted average grant date fair value of $66.52 per share.  Substantially all of these restricted stock awards vest over a three-year period, with 552 thousand of the awards cliff vesting at the end of the three-year period.  424 thousand of these shares are based on performance targets, with 96 thousand of these performance grants containing a market condition. The Company used the Monte Carlo method to provide grant date fair value for the awards with a market condition determined to be $69.71 per share. The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award. The following table presents the weighted-average assumptions used in the valuation:

Dividend yields	0.00%
Expected volatility	41.80%
Risk free interest rate	1.86%
Expected life (in years)	3

In December 2006, the Board of Directors of the Company authorized the repurchase of up to $200 of the Company’s outstanding common shares through June 30, 2008. In December 2007, the Board of Directors of the Company increased the share repurchase program by $500, bringing the total amount that may be repurchased under the program to $700, and extended the expiration date for the program through June 30, 2009. During the first quarter of 2008, the Company acquired 808.7 thousand shares at an aggregate cost of $51.9 pursuant to the share repurchase program. The Condensed Consolidated Statement of Cash Flows for this period showed $44.4 for share repurchases. The $7.5 difference between the Condensed Consolidated Statement of Cash Flows and the amount disclosed relates to cash settlement of share purchases subsequent to March 31, 2008. In total, the Company has purchased approximately 3.1 million shares under this program for approximately $218 through March 31, 2008.

NOTE Q – CONSOLIDATING FINANCIAL STATEMENTS

On November 25, 2003, the Company sold and issued $300 aggregate principal amount of the 7-3/8% Notes. As of March 31, 2008, the 7-3/8% Notes were jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): Amida Industries, Inc., Cedarapids, Inc., CMI Terex Corporation, Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS National, Inc., Koehring Cranes, Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, PPM Cranes, Inc., Schaeff Incorporated, Spinnaker Insurance Company, Terex Advance Mixer, Inc., Terex Cranes, Inc., Terex Cranes Wilmington, Inc., Terex Financial Services, Inc., Terex Mining Equipment, Inc., Terex Utilities, Inc., Terex-RO Corporation and Terex-Telelect, Inc. All of the guarantees are full and unconditional. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 7-3/8% Notes.

The following summarized condensed consolidating financial information for the Company segregates the financial information of Terex Corporation, the Wholly-owned Guarantors and the non-guarantor subsidiaries. The results and financial position of businesses acquired or formed are included from the dates of their respective acquisitions or formation.

Terex Corporation consists of parent company operations and non-guarantor subsidiaries directly owned by the parent company. Subsidiaries of the parent company are reported on the equity basis. Wholly-owned Guarantors combine the operations of the Wholly-owned Guarantor subsidiaries. Subsidiaries of Wholly-owned Guarantors that are not themselves guarantors are reported on the equity basis. Non-guarantor subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the obligations of Terex Corporation under the 7-3/8% Notes. Debt and goodwill allocated to subsidiaries are presented on a “push-down” accounting basis. In December 2007, the Company changed the methodology to allocate tax expense between Terex Corporation and the Wholly-owned Guarantors using the Company’s consolidated current year U.S. effective tax rate applied to Income before income taxes.

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED MARCH 31, 2008

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$206.9	$778.1	$1,672.2	$(294.5)	$2,362.7
Cost of goods sold	(185.1)	(586.2)	(1,371.9)	294.5	(1,848.7)
Gross profit	21.8	191.9	300.3	-	514.0
Selling, general and administrative expenses	(25.7)	(77.7)	(154.3)	-	(257.7)
Income (loss) from operations	(3.9)	114.2	146.0	-	256.3
Interest income	3.7	0.1	5.3	-	9.1
Interest expense	(16.6)	(2.7)	(6.2)	-	(25.5)
Income from subsidiaries	168.6	-	-	(168.6)	-
Other income (expense) – net	11.5	0.3	(5.2)	-	6.6
Income before income taxes	163.3	111.9	139.9	(168.6)	246.5
Provision for income taxes	-	(38.3)	(44.9)	-	(83.2)
Net income	$163.3	$73.6	$95.0	$(168.6)	$163.3

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED MARCH 31, 2007

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$171.6	$735.4	$1,298.5	$(192.8)	$2,012.7
Cost of goods sold	(144.9)	(567.1)	(1,081.5)	192.8	(1,600.7)
Gross profit	26.7	168.3	217.0	-	412.0
Selling, general and administrative expenses	(24.1)	(62.8)	(124.4)	-	(211.3)
Income from operations	2.6	105.5	92.6	-	200.7
Interest income	0.4	0.2	2.8	-	3.4
Interest expense	(2.4)	(4.3)	(7.5)	-	(14.2)
Loss on early extinguishment of debt	(12.5)	-	-	-	(12.5)
Income from subsidiaries	150.0	-	-	(150.0)	-
Other income (expense) - net	11.3	1.8	(8.5)	-	4.6
Income before income taxes	149.4	103.2	79.4	(150.0)	182.0
Provision for income taxes	(35.6)	-	(32.6)	-	(68.2)
Net income	$113.8	$103.2	$46.8	$(150.0)	$113.8

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2008

(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$57.4	$7.3	$539.5	$-	$604.2
Trade receivables – net	121.2	342.4	943.9	-	1,407.5
Intercompany receivables	64.8	62.3	212.3	(339.4)	-
Inventories	292.6	370.3	1,699.1	-	2,362.0
Other current assets	166.0	7.9	241.3	-	415.2
Total current assets	702.0	790.2	3,636.1	(339.4)	4,788.9
Property, plant & equipment - net	80.7	98.4	296.5	-	475.6
Investment in and advances to (from) subsidiaries	2,514.9	161.2	(1,052.9)	(1,623.2)	-
Goodwill	371.7	241.2	409.4	-	1,022.3
Other assets	127.9	90.8	225.8	-	444.5

Total assets	$3,797.2	$1,381.8	$3,514.9	$(1,962.6)	$6,731.3

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$2.1	$9.1	$15.7	$-	$26.9
Trade accounts payable	106.9	334.0	970.9	-	1,411.8
Intercompany payables	33.5	(216.0)	521.9	(339.4)	-
Accruals and other current liabilities	152.0	149.5	623.3	-	924.8
Total current liabilities	294.5	276.6	2,131.8	(339.4)	2,363.5
Long-term debt, less current portion	880.7	151.6	314.2	-	1,346.5
Retirement plans and other	83.9	63.0	336.3	-	483.2
Stockholders’ equity	2,538.1	890.6	732.6	(1,623.2)	2,538.1

Total liabilities and stockholders’ equity	$3,797.2	$1,381.8	$3,514.9	$(1,962.6)	$6,731.3

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2007

(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$578.2	$4.8	$689.4	$-	$1,272.4
Trade receivables - net	67.6	258.0	870.2	-	1,195.8
Intercompany receivables	113.4	51.4	191.7	(356.5)	-
Inventories	227.2	318.5	1,388.6	-	1,934.3
Other current assets	152.0	13.5	208.9	-	374.4
Total current assets	1,138.4	646.2	3,348.8	(356.5)	4,776.9
Property, plant & equipment - net	48.7	92.8	277.9	-	419.4
Investment in and advances to (from) subsidiaries	2,135.9	269.2	(869.5)	(1,535.6)	-
Goodwill	63.3	236.2	399.5	-	699.0
Other assets	105.6	85.0	230.4	-	421.0

Total assets	$3,491.9	$1,329.4	$3,387.1	$(1,892.1)	$6,316.3

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$2.0	$9.6	$20.9	$-	$32.5
Trade accounts payable	65.0	268.7	879.2	-	1,212.9
Intercompany payables	15.7	(140.2)	481.0	(356.5)	-
Accruals and other current liabilities	117.9	155.7	656.3	-	929.9
Total current liabilities	200.6	293.8	2,037.4	(356.5)	2,175.3
Long-term debt, less current portion	853.2	152.0	314.3	-	1,319.5
Retirement plans and other	94.9	66.6	316.8	-	478.3
Stockholders’ equity	2,343.2	817.0	718.6	(1,535.6)	2,343.2

Total liabilities and stockholders’ equity	$3,491.9	$1,329.4	$3,387.1	$(1,892.1)	$6,316.3

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(48.4)	$19.7	$(161.7)	$-	$(190.4)
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(429.7)	(9.4)	-	-	(439.1)
Capital expenditures	(4.5)	(7.9)	(12.4)	-	(24.8)
Proceeds from sale of assets	-	0.6	1.4	-	2.0
Net cash used in investing activities	(434.2)	(16.7)	(11.0)	-	(461.9)
Cash flows from financing activities				-
Excess tax benefit from stock-based compensation	6.0	-	-	-	6.0
Proceeds from stock options exercised	0.7	-	-	-	0.7
Net repayments under revolving line of credit agreements	(0.5)	(0.5)	(5.6)	-	(6.6)
Share repurchase	(44.4)	-	-	-	(44.4)
Other, net	-	-	(0.6)	-	(0.6)
Net cash used in financing activities	(38.2)	(0.5)	(6.2)	-	(44.9)
Effect of exchange rate changes on cash and cash equivalents	-	-	29.0	-	29.0
Net (decrease) increase in cash and cash equivalents	(520.8)	2.5	(149.9)	-	(668.2)
Cash and cash equivalents, beginning of period	578.2	4.8	689.4	-	1,272.4
Cash and cash equivalents, end of period	$57.4	$7.3	$539.5	$-	$604.2

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(202.2)	$55.6	$(18.2)	$-	$(164.8)
Cash flows from investing activities
Capital expenditures	(6.6)	(5.7)	(9.9)	-	(22.2)
Proceeds from sale of assets	-	3.1	5.8	-	8.9
Net cash used in investing activities	(6.6)	(2.6)	(4.1)	-	(13.3)
Cash flows from financing activities
Principal repayments of long-term debt	(86.0)	(52.0)	(62.0)	-	(200.0)
Excess tax benefit from stock-based compensation	10.8	-	-	-	10.8
Proceeds from stock options exercised	4.2	-	-	-	4.2
Net borrowings (repayments) under credit facilities	129.7	(0.8)	(13.8)	-	115.1
Share repurchase	(5.4)	-	-	-	(5.4)
Other, net	-	-	2.3	-	2.3
Net cash provided by (used in) financing activities	53.3	(52.8)	(73.5)	-	(73.0)
Effect of exchange rate changes on cash and cash equivalents	-	-	5.6	-	5.6
Net (decrease) increase in cash and cash equivalents	(155.5)	0.2	(90.2)	-	(245.5)
Cash and cash equivalents, beginning of period	156.4	2.7	517.6	-	676.7
Cash and cash equivalents, end of period	$0.9	$2.9	$427.4	$-	$431.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Our Construction segment designs, manufactures and markets two primary categories of construction equipment: heavy construction and compact construction equipment. Construction, logging, mining, industrial and government customers use these products in construction and infrastructure projects and in coal, minerals, sand and gravel operations. We acquired A.S.V., Inc. (“ASV”) on February 26, 2008. The results of ASV are included in the Construction segment from its date of acquisition.

Our Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck-mounted cranes (boom trucks) and telescopic container stackers. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities.

Our Materials Processing & Mining segment designs, manufactures and markets crushing and screening equipment, hydraulic mining excavators, highwall mining equipment, high capacity surface mining trucks, drilling equipment and other products. Construction, mining, quarrying and government customers use these products in construction and commodity mining. We acquired Superior Highwall Miners Inc. and its affiliates (“SHM”) on November 6, 2007. The results of SHM are included in the Materials Processing & Mining segment from its date of acquisition.

Our Roadbuilding, Utility Products and Other segment designs, manufactures and markets asphalt and concrete equipment, landfill compactors and utility equipment. Government, utility and construction customers use these products to build roads, construct and maintain utility lines, trim trees and for other commercial operations. Additionally, we own a majority of the North American distribution channel for our utility products group, operate a fleet of rental utility products in the United States and Canada and own a distributor of our equipment and other products. We also assist customers in their rental, leasing and acquisition of our products through Terex Financial Services, Inc. (“TFS”) and Terex Financial Services Holding B.V. (“TFSH”), our joint venture with a European financial institution.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as certain general and corporate expenses that have not been allocated to the segments.

Overview

At March 31, 2008, end markets remained favorable for most of our products in the majority of the geographies in which we do business. We continued to execute on our internal margin expansion initiatives, resulting in another quarter of solid performance. We remain optimistic about 2008 and our ability to generate strong financial results. Our net sales expectations remain strong, as demonstrated by our growing backlog. Infrastructure and energy projects continue to drive demand for our cranes. Growing needs for energy and commodities, particularly from developing economies, are driving orders for our mining equipment. Increasing labor rates that require productivity enhancing solutions, combined with improving global safety standards which recognize the inherent risks of working at height on ladders and scaffolding, are driving demand for our aerial work platforms products around the world. Deteriorating infrastructure and historical under-investment in infrastructure to support population growth are expected to continue to drive demand for equipment in North America and Western Europe. This global infrastructure demand favorably impacts all five of our segments, particularly Cranes and Materials Processing & Mining.

We remain confident that our strategy of product and geographic diversity is the right one for the industries in which we operate. Our relatively balanced mix of product types helps to moderate cyclical sales movements for Terex as a whole, as demand for one product may weaken, but be offset by demand for products in a different cycle. A balanced geographic sales mix also helps moderate demand swings for our products, as demand in one region may strengthen or weaken over different times as compared to economies in other geographies. Based on discussions with our customers, industry experience and knowledge of our internal improvement initiatives, we remain confident in our ability to obtain our 2010 targets of $12 billion in revenue with a 12% operating margin. Our growing emphasis on developing markets should help to offset the effects of any economic slowdown in mature markets. Certain developing markets are investing their oil wealth, such as Middle Eastern countries and Russia, or their substantial foreign currency reserves achieved from exporting, such as China, in a wide array of infrastructure projects that will require many years to complete.

The first quarter of 2008 saw continued emphasis on growing our franchise through strategic acquisitions and addressing our capital position through share repurchases. In February 2008, we acquired ASV, a designer and manufacturer of rubber compact track loaders and undercarriages. The total consideration for the ASV transaction was approximately $504 million. The acquisition of ASV is compelling from both a global distribution and technology standpoint. ASV has leading edge technology that is patent protected and that can be applied to other products manufactured by Terex. Historically, ASV has sold primarily to dealers in the U.S. and Canada. We plan to distribute the compact track loaders globally and have already begun by selling a few units in Eastern Europe during the first quarter of 2008. We continue to execute share repurchases under our share repurchase program. The total dollar amount that may be repurchased under the share repurchase program is $700 million through June 30, 2009. As of March 31, 2008, we repurchased approximately 3.1 million shares for approximately $218 million.

The first quarter of the year typically reflects growth in working capital as we build inventory to prepare for the Northern Hemisphere summer selling season. The first quarter of 2008 reflected similar dynamics, although at a rate higher than we would have preferred. While most of the inventory accumulation is associated with anticipated continued strong growth, it also reflects logistic issues arising from increased transportation times due to the globalization of our customer base, as well as challenges with supplier parts availability at certain locations. We are continuing to review our global manufacturing footprint to better position production closer to our customers, and we aim to moderate this negative influence over the next twelve to eighteen months.

We are focused on a number of internal improvement initiatives to increase sales and profitability, and to manage asset utilization as we continue our journey to becoming an excellent operating company. Our emphasis on supply management is helping us to preserve margins despite rising commodity prices, such as the price of steel. We are aggressively managing this situation and expect that we will be able to offset cost increases by increasing pricing commensurately. Implementation of the Terex Management System (“TMS”), our enterprise resource-planning system, continues to progress with the initial rollout scheduled for the second and third quarter of 2008 in certain sites in the U.S., the United Kingdom and Germany, representing the three primary geographies where we manufacture. TMS will provide greater visibility into costs, spending and asset utilization, providing valuable information for management to continue to improve the business.

Return on Invested Capital, or ROIC, continues to be the unifying metric we use to measure our operating performance. ROIC measures how effectively we utilize the capital invested in our operations. In 2008, ROIC will be calculated based upon an after tax measurement. Prior to 2008, we calculated ROIC on a pre-tax basis. The change to an after tax ROIC measurement is due to our belief that tax performance is an important component of our overall performance and this is a metric that is better aligned to stockholder interests. After tax ROIC will be determined by dividing the sum of 2008 four quarters’ Net Operating Profit After Tax (as defined below) by the average of the sum of Total stockholders equity plus Debt (as defined below) less Cash and cash equivalents for the previous five quarters. Net Operating Profit After Tax, which is a non-GAAP measure, for each quarter is calculated by multiplying Income from operations by a figure equal to one minus the effective tax rate of the Company. The effective tax rate is equal to the (Provision for) benefit from income taxes divided by Income before income taxes for the respective quarter. Debt is calculated using the amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ Net Operating Profit After Tax as this represents the most recent twelve month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarter’s ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) over the same time period as the numerator (four quarters of average invested capital).

We use ROIC as a unifying metric because we feel that it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe that ROIC measures return on the full enterprise-wide amount of capital invested in our business, as opposed to another metric such as return on shareholder’s equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe that adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and that ROIC highlights the level of value creation as a percentage of capital invested. Consistent with this belief, we use ROIC in evaluating executive performance and compensation, as we have disclosed in the Compensation Discussion and Analysis in our proxy statement for the 2008 annual meeting of stockholders.

The following tables provide ROIC calculations as of March 31, 2008 and 2007 and provides information to reconcile 2006 amounts used in our ROIC calculation that are adjusted for discontinued operations to the most directly comparable measure calculated and presented in accordance with GAAP ($ amounts in millions). There were no discontinued operations in 2007 or 2008 and, therefore, these periods are not adjusted for discontinued operations:

	Mar ‘08	Dec ‘07	Sep ‘07	Jun ‘07	Mar ‘07
Income before income taxes	$246.5	$236.0	$230.0	$271.3
Divided by: Provision for income taxes	83.2	62.0	78.5	96.7
Effective tax rate	33.8%	26.3%	34.1%	35.6%

Income from operations	$256.3	$239.9	$236.3	$284.5
Multiplied by: 1 minus Effective tax rate	66.2%	73.7%	65.9%	64.4%
Net operating profit after tax	$169.7	$176.8	$155.7	$183.2

Debt (as defined above)	$1,373.4	$1,352.0	$705.6	$651.7	$678.4
Less: Cash and cash equivalents	(604.2)	(1,272.4)	(516.6)	(453.4)	(431.2)
Debt less Cash and cash equivalents	$769.2	$79.6	$189.0	$198.3	$247.2

Total stockholders’ equity	$2,538.1	$2,343.2	$2,254.4	$2,073.4	$1,851.9

Debt less Cash and cash equivalents plus Total stockholders’ equity	$3,307.3	$2,422.8	$2,443.4	$2,271.7	$2,099.1

March 31, 2008 ROIC	27.3%
Net operating profit after tax (last 4 quarters)	$685.4
Average Debt less Cash and cash equivalents plus Total stockholders’ equity (5 quarters)	$2,508.9

	Mar ‘07	Dec ‘06	Sep ‘06	Jun ‘06	Mar ‘06
Income before income taxes – Continuing ops.	$182.0	$157.0	$158.8	$178.3
Income before income taxes – Disc. Ops.	0.0	0.0	5.9	2.3
Income before income taxes, adjusted for Disc. Ops.	182.0	157.0	164.7	180.6
Divided by: Provision for income taxes (1)	68.2	56.1	53.2	65.1
Effective tax rate	37.5%	35.7%	32.3%	36.0%

Income from operations	$200.7	$169.3	$191.1	$207.2
Plus: Income from operations of Disc. Ops.	-	-	5.7	6.0
Income from operations adjusted for Disc. Ops.	200.7	169.3	196.8	213.2
Multiplied by: 1 minus Effective tax rate	62.5%	64.3%	67.7%	64.0%
Net operating profit after tax	$125.4	$108.9	$133.2	$136.4

Debt (as defined above)	$678.4	$763.1	$791.7	$1,055.8	$1,122.3
Less: Cash and cash equivalents	(431.2)	(676.7)	(428.3)	(525.7)	(506.9)
Debt less Cash and cash equivalents	$247.2	$86.4	$363.4	$530.1	$615.4

Total stockholders’ equity	$1,851.9	$1,751.0	$1,591.7	$1,490.5	$1,274.1

Debt less Cash and cash equivalents plus Total stockholders’ equity	$2,099.1	$1,837.4	$1,955.1	$2,020.6	$1,889.5

(1) Utilization of net operating loss carry forwards resulted in no Provision for income taxes in 2006 for discontinued operations

March 31, 2007 ROIC	25.7%
Net operating profit after tax, adjusted for Disc. Ops. (last 4 quarters)	$503.9
Average Debt less Cash and cash equivalents plus Total stockholders’ equity (5 quarters)	$1,960.3

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

Terex Consolidated

	Three Months Ended March 31,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,362.7	-	$2,012.7	-	17.4%
Gross profit	$514.0	21.8%	$412.0	20.5%	24.8%
SG&A	$257.7	10.9%	$211.3	10.5%	22.0%
Income from operations	$256.3	10.8%	$200.7	10.0%	27.7%

Net sales for the three months ended March 31, 2008 increased $350.0 million when compared to the same period in 2007. The increase was driven mainly by our Materials Processing & Mining and Cranes segments, which combined contributed approximately $300 million to the increase, as worldwide infrastructure and commodity needs continued to provide significant demand for our products. We also had net sales growth of approximately $39 million in the Aerial Work Platforms segment. The Construction segment increased net sales by approximately $41 million; however, acquisitions and the favorable translation effect of foreign currency exchange rate changes contributed approximately $51 million of the net sales increase in this segment. Our Roadbuilding, Utility Products and Other segment experienced a decrease in net sales of approximately $10 million.

Gross profit for the three months ended March 31, 2008 increased $102.0 million when compared to the same period in 2007. The increase in gross profit was driven by the strong sales in the Materials Processing & Mining, Cranes and Aerial Work Platforms segments, which combined to contribute approximately $98 million of the increase. The Construction and Roadbuilding, Utility Products and Other segments did not provide significant contribution to gross profit due to their overall lower net sales.

Selling, general and administrative costs (“SG&A”) increased for the three months ended March 31, 2008 by $46.4 million when compared to the same period in 2007. The unfavorable translation effect of foreign currency exchange rate changes accounted for approximately $13 million of the SG&A increase. Each segment’s SG&A costs rose due to our continued investment in operational improvement initiatives, including supply chain management, global sales and service capabilities in developing markets, marketing, implementation of TMS, and our strategic sourcing initiatives.

Income from operations increased by $55.6 million for the three months ended March 31, 2008 when compared to the same period in 2007. We experienced improvement in operating profit due to higher volume, pricing actions and the favorable translation effect of foreign currency exchange rate changes, offset by the higher SG&A costs described above.

Terex Aerial Work Platforms

	Three Months Ended March 31,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$586.6	-	$547.7	-	7.1%
Gross profit	$166.6	28.4%	$146.4	26.7%	13.8%
SG&A	$60.0	10.2%	$47.1	8.6%	27.4%
Income from operations	$106.6	18.2%	$99.3	18.1%	7.4%

Net sales for the Aerial Work Platforms segment for the three months ended March 31, 2008 increased $38.9 million when compared to the same period in 2007. Approximately $7 million of the increase was due to the favorable translation effect of foreign currency exchange rate changes. Approximately $27 million of the increase was due to increased sales volume, particularly for our booms in North America, the Middle East, Russia and Eastern Europe. We also benefited approximately $4 million due to price increases.

Gross profit for the three months ended March 31, 2008 increased $20.2 million when compared to the same period in 2007. Approximately $9 million of the increase in gross profit was due to leverage from net sales volume increases. The favorable product mix of increased boom sales and lower telehandler sales, transactional foreign currency gains and improved warranty experience contributed approximately $7 million to the increase. Approximately $4 million of price increases added to the improvement.

SG&A costs for the three months ended March 31, 2008 increased $12.9 million when compared to the same period in 2007. Approximately $2 million of the increase was due to the unfavorable translation effect of foreign currency exchange rate changes. The remaining increase resulted from expansion of our international sales distribution infrastructure, higher marketing costs associated with trade show activities, increased product management and engineering costs, all of which increased costs by approximately $6 million. Additionally, corporate cost allocation increased approximately $3 million over the prior year.

Income from operations for the three months ended March 31, 2008 increased $7.3 million when compared to the same period in 2007. The increase was due to the items noted above, particularly continued higher sales volume, partially offset by costs related to our investment in infrastructure.

Terex Construction

	Three Months Ended March 31,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$448.3	-	$407.8	-	9.9%
Gross profit	$57.7	12.9%	$50.4	12.4%	14.5%
SG&A	$54.6	12.2%	$44.3	10.9%	23.3%
Income from operations	$3.1	0.7%	$6.1	1.5%	(49.2)%

Net sales in the Construction segment increased by $40.5 million for the three months ended March 31, 2008 when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes accounted for approximately $30 million of the net sales increase. The acquisition of ASV contributed approximately $21 million to the increase. Lower net sales volume of approximately $17 million due to weakened U.S. and Western European markets were partially offset by improvements in the Middle East and Eastern Europe markets. By product line, the decrease was primarily related to our articulated trucks and site dumpers, offset in part by increased material handler sales.

Gross profit increased $7.3 million for the three months ended March 31, 2008 when compared to the same period in 2007. ASV added approximately $3 million of the increase, which was partially offset by the lower net sales volume in the U.S. Additionally, the favorable translation effect of foreign currency exchange rate changes added approximately $4 million of the increase.

SG&A cost for the three months ended March 31, 2008 increased $10.3 million when compared to the same period in 2007. Approximately $3 million of the increase was due to the unfavorable translation effect of foreign currency exchange rate changes. Approximately $2 million of the increase was due to the addition of ASV. We also increased our investment in infrastructure for supply chain and aftermarket initiatives, which added approximately $2 million in costs. Additionally, corporate cost allocation increased approximately $3 million over the prior year period.

Income from operations for the three months ended March 31, 2008 decreased $3.0 million when compared to the same period in 2007, resulting primarily from higher SG&A costs, offset in part by improved sales and the translation effect of foreign currency exchange rate changes.

Terex Cranes

	Three Months Ended March 31,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$632.2	-	$500.8	-	26.2%
Gross profit	$140.3	22.2%	$99.6	19.9%	40.9%
SG&A	$54.5	8.6%	$46.6	9.3%	17.0%
Income from operations	$85.8	13.6%	$53.0	10.6%	61.9%

Net sales for the Cranes segment for the three months ended March 31, 2008 increased by $131.4 million when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes on sales contributed approximately $54 million of the net sales increase. The increase in net sales was partially due to higher unit volume, which accounted for approximately $17 million of the increase. Approximately $51 million of the increase resulted from improvement in our product mix due to higher sales of all-terrain, crawler and rough-terrain cranes. Increased pricing at certain facilities and sales of products with enhanced features added approximately $30 million to the increase. These increases were partially offset by approximately $21 million of lower sales of used cranes in Europe.

Gross profit for the three months ended March 31, 2008 increased by $40.7 million when compared to the same period in 2007. Gross profit increased approximately $16 million from the effect of prior pricing actions flowing through our order backlog, coupled with increased volume and a higher mix of larger all-terrain, crawler and rough-terrain cranes, which combined to add approximately $14 million. The favorable translation effect of foreign currency exchange rate changes on Euro denominated sales improved gross profit by approximately $13 million from the prior year period.

SG&A costs for the three months ended March 31, 2008 increased $7.9 million over the same period in 2007. Approximately $5 million of the increase was due to the unfavorable translation effect of foreign currency exchange rate changes. We also incurred higher selling costs due to increased sales volume and engineering costs for product development, which combined to increase SG&A costs by approximately $2 million. However, as a percentage of sales, our SG&A costs decreased.

Income from operations for the three months ended March 31, 2008 increased $32.8 million over the same period in 2007. Income from operations in the first quarter of 2008 increased because of higher sales volume and favorable product mix, the positive translation effect of foreign currency exchange rate changes and the impact of prior pricing actions.

Terex Materials Processing & Mining

	Three Months Ended March 31,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$564.3	-	$395.3	-	42.8%
Gross profit	$127.6	22.6%	$90.3	22.8%	41.3%
SG&A	$58.9	10.4%	$43.9	11.1%	34.2%
Income from operations	$68.7	12.2%	$46.4	11.7%	48.1%

Net sales in the Materials Processing & Mining segment increased by $169.0 million in the first quarter of 2008 when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes accounted for approximately $29 million of the net sales increase. Approximately $85 million of the increase was due to net sales volume from continued solid demand for our products, particularly large mining trucks, excavators and crushing and screening products. This demand was driven by continued high commodity prices, combined with increased global mining operations, as well as European and Indian demand for crushing and screening products. New products in our crushing and screening business added approximately $10 million to the increase. Pricing actions improved our sales by approximately $12 million. Approximately $17 million of the increase was attributable to the acquisition of SHM in the fourth quarter of 2007.

Gross profit increased by $37.3 million in the three months ended March 31, 2008 when compared to the same period in 2007. The increase was due to the impact of prior pricing actions of approximately $12 million, as well as approximately $28 million from the volume increase in net sales, combined with improved margin due to mix changes, particularly for parts. Additionally, the favorable translation effect of foreign currency exchange rate changes accounted for approximately $7 million of the increase. These increases were offset in part by approximately $5 million in higher costs for service contracts and approximately $3 million in higher warranty costs.

SG&A costs increased by $15.0 million in the first quarter of 2008 when compared to the same period in 2007. The unfavorable translation effect of foreign currency exchange rate changes added approximately $3 million to the increase. The increase in SG&A costs was partially due to approximately $4 million of selling and marketing expenses resulting from continued growth and certain trade show activities. Other general and administrative costs increased approximately $6 million due to higher legal and insurance expenses, additional staffing to support growth, and higher allocation of corporate costs.

Income from operations for the Materials Processing & Mining segment in the first quarter of 2008 increased $22.3 million from the comparable period in 2007. The increase was a result of the items noted above, particularly higher sales volume and the impact of pricing actions, partially offset by higher SG&A costs associated with the segment’s growth.

Terex Roadbuilding, Utility Products and Other

	Three Months Ended March 31,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$169.2	-	$178.8	-	(5.4)%
Gross profit	$21.7	12.8%	$24.1	13.5%	(10.0)%
SG&A	$22.4	13.2%	$21.7	12.1%	3.2%
Income from operations	$(0.7)	(0.4)%	$2.4	1.3%	(129.2)%

Net sales for the Roadbuilding, Utility Products and Other segment for the three months ended March 31, 2008 decreased $9.6 million when compared to the same period in 2007. The decrease in net sales was primarily due to lower demand for concrete mixer trucks and related parts, as well as other mobile roadbuilding products, of approximately $21 million, resulting from the downturn in North American residential construction markets. This was offset partially by improved sales of certain asphalt products of approximately $2 million. Our utility products also experienced lower sales volume of approximately $7 million, offset by an improved product mix and pricing increases that totaled approximately $2 million. The lower roadbuilding and utility net sales were partially offset by increased net sales to the U.S. military of approximately $19 million by our government programs business.

Gross profit for the three months ended March 31, 2008 decreased $2.4 million when compared to the same period in 2007. This decrease directly correlated with the impact of lower sales volume for roadbuilding products, which decreased gross profit by approximately $3 million. Lower sales volume and product mix in our utilities business decreased gross profit by approximately $1 million. Gross profit in the prior year was negatively impacted by costs related to the wind-down of our re-rental fleet and charges associated with a distribution entity which is consolidated within this segment.

SG&A costs for the three months ended March 31, 2008 increased $0.7 million when compared to the same period in 2007. The increase was due to approximately $1 million of investment in the administrative support functions in the TFS operation within this segment. The roadbuilding and utility businesses SG&A costs remained essentially flat over the prior year.

Income from operations for the Roadbuilding, Utility Products and Other segment for the three months ended March 31, 2008 decreased $3.1 million when compared to the same period in 2007. The decrease reflects the items noted above, particularly lower net sales volume.

As of March 31, 2008, the roadbuilding reporting unit within the Roadbuilding, Utility Products and Other segment did not meet the business performance expectations used in the annual goodwill impairment testing as of October 1, 2007.  The downturn in the U.S. residential housing market and limited funding for infrastructure projects has negatively impacted the businesses in which this reporting unit operates.

We updated our forecast to address the impact of changes in business conditions and performed a goodwill impairment test as of March 31, 2008 for the roadbuilding reporting unit.  The roadbuilding reporting unit passed the test and no impairment charge was recorded.  We will continue to monitor the estimated fair value of the roadbuilding business for purposes of determining whether impairment is evidenced.  The amount of goodwill recorded for the roadbuilding reporting unit as of March 31, 2008 was $34.4 million.

Terex Corporate / Eliminations

	Three Months Ended March 31,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(37.9)	-	$(17.7)	-	(114.1)%
Income (loss) from operations	$(7.2)	19.0%	$(6.5)	36.7%	(10.8)%

Our consolidated results include the elimination of intercompany sales activity among segments. Corporate costs before allocations to the business segments increased, as we continued to invest in Company-wide initiatives, including supply management, manufacturing strategy, TMS, marketing, and the Terex Business System. These initiatives, coupled with infrastructure investments to handle growth in developing markets, contributed to approximately $10 million of costs incurred in the current year. These charges were partially offset by an increase of approximately $9 million in corporate costs allocated to the business segments in 2008 versus the prior year.

Interest Expense, Net of Interest Income

During the three months ended March 31, 2008, our interest expense net of interest income was $16.4 million, or $5.6 million higher than the same period in the prior year. This increase was primarily related to an increase of $695.0 million in our debt balance from March 31, 2007, resulting in higher interest expense, partially offset by increased interest income from higher average cash balances.

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

Other Income (Expense) – Net

Other income (expense) – net for the three months ended March 31, 2008 was income of $6.6 million, an increase of $2.0 million when compared to the same period in the prior year. This was primarily due to approximately $6 million of higher foreign currency translation gains. Additionally, there were approximately $4 million in non-recurring gains on the sale of assets recorded in the prior year period.

Income Taxes

During the three months ended March 31, 2008, we recognized income tax expense of $83.2 million on income of $246.5 million, an effective rate of 33.8%, as compared to income tax expense of $68.2 million on income of $182.0 million, an effective rate of 37.5%, for the three months ended March 31, 2007. The effective tax rate for the three months ended March 31, 2008 was lower than in the prior year period, primarily due to reductions in statutory tax rates in Germany, Italy and the United Kingdom, and the tax effect of a repayment of an intercompany loan in the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets. We believe that cash generated from operations, together with access to our bank credit facilities and cash on hand, provide adequate liquidity to meet our operating and debt service requirements. We had cash and cash equivalents of $604.2 million at March 31, 2008. In addition, we had $590.6 million available for borrowing under our revolving credit facilities at March 31, 2008.

Generating cash from operations depends primarily on our ability to earn net income through the sales of our products and to manage our investment in working capital. We continue to focus on collecting receivables in a timely manner. Consistent with past practice, each quarter we sell receivables to various third party financial institutions through several pre-arranged facilities. During the first quarter of 2008 and 2007, we sold, without recourse, accounts receivable approximating 9% and 12%, respectively, of our first quarter revenue, to provide additional liquidity. The discontinuance of these facilities could reduce our liquidity.

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

Our ability to generate cash from operations is subject to numerous factors, including the following:

•

Many of our customers fund their purchases through third party finance companies that extend credit based on the credit worthiness of the customers and the expected residual value of our equipment. Changes in the customers’ credit profile, in used equipment values or in the willingness of third party finance companies to extend credit may impact the ability of customers to purchase equipment.

•	As our sales increase, the absolute amount of working capital needed to support our business may increase, with a corresponding temporary reduction in cash generated by operations.
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

We negotiate, when possible, advance payments from our customers for products with long lead times to help fund the substantial working capital investment in these products.

Our sales have become less seasonal as we have grown, diversified our product offerings, expanded the geographic reach of our products and become less dependent on construction products and sales in the United States and Europe. In addition, high levels of backlog in a number of our segments have led to longer wait times and deliveries being accepted regardless of the season. As a result, we expect first and second half sales to be relatively equal in 2008.

Because of the pattern of our sales, we have recently used cash to fund our operations in the first quarter of the year and generated cash in the remaining three quarters of the year. In 2007, we used cash in the first quarter and generated cash in the rest of the year. We expect our cash flow performance in 2008 to be heavily influenced by our ability to reduce inventory as a percentage of full year sales, driven by efficiency improvements and easing of supplier constraints. We expect our operating cash flow pattern in 2008 to be similar to that of 2007.

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

The interest rates charged under our bank credit facilities are subject to adjustment based on our consolidated leverage ratio. We had no outstanding borrowings under our revolver at March 31, 2008 or December 31, 2007. The weighted average interest rate on the term loans under the bank credit facilities was 4.45% and 6.58% at March 31, 2008 and December 31, 2007, respectively.

We have also positioned ourselves to repurchase some of our outstanding common stock as conditions warrant. In December 2006, our Board of Directors authorized the repurchase of up to $200 million of our outstanding common shares through June 30, 2008. In December 2007, our Board of Directors increased the share repurchase program by $500 million, bringing the total amount that may be repurchased under the program to $700 million, and extended the expiration date for the program through June 30, 2009. During the three months ended March 31, 2008, we repurchased 808.7 thousand shares for $51.9 million under this program. The Condensed Consolidated Statement of Cash Flows for this period showed $44.4 million for share repurchases. The $7.5 million difference between the Condensed Consolidated Statement of Cash Flows and the amount disclosed relates to cash settlement of share purchases subsequent to March 31, 2008. In total, we have purchased approximately 3.1 million shares for approximately $218 million through March 31, 2008, under this program.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix without substantially increasing risk.

We anticipate that acquisitions will be a part of our growth strategy, and with the recent volatility in the financial markets, we are positioned to take advantage of opportunities as they arise. We intend to use a portion of our liquidity to target acquisitions and fund internal expansion activities, including capital expenditures. On February 26, 2008, we acquired ASV for an aggregate purchase price of approximately $504 million.

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

Cash Flows

Cash used in operations for the three months ended March 31, 2008 totaled $190.4 million, compared to cash used in operations of $164.8 million for the three months ended March 31, 2007. This increase resulted in part from a decrease in customer advances in connection with commissioning and delivery of some of our large crane and mining products. Additionally, our working capital increased in preparation for anticipated strong second quarter sales, as well as payment of certain longer-term incentive compensation and taxes in the first quarter of 2007. Cash usage in the first quarter is consistent with that of prior years, and we expect cash flow will continue to closely reflect that of 2007.

Cash used in investing activities for the three months ended March 31, 2008 was $461.9 million, or $448.6 million more than cash used in investing activities for the three months ended March 31, 2007, primarily due to the acquisition of ASV.

We used cash for financing activities of $44.9 million for the three months ended March 31, 2008, compared to cash used in financing activities for the three months ended March 31, 2007 of $73.0 million. We used $44.4 million during the first quarter of 2008 to purchase shares of our common stock pursuant to our $700 million share repurchase program. Additionally, in the three months ended March 31, 2007, we redeemed $200 million principal amount of the 9-1/4% Notes, offset by approximately $115 million of net borrowings under our credit facilities.

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

Our customers, from time to time, fund the acquisition of our equipment through third-party finance companies. In certain instances, we may provide a credit guarantee to the finance company, by which we agree to make payments to the finance company should the customer default. Our maximum liability generally is limited to finance company’s net exposure to the customer at the time of default. In the event of customer default, we are generally able to recover and dispose of the equipment at a minimum loss, if any, to us.

As of March 31, 2008, our maximum exposure to such credit guarantees was $234.5 million, including total credit guarantees issued by Terex Demag, part of our Cranes segment, and Genie, part of our Aerial Work Platforms segment, of $155.4 million and $42.1 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

We issue, from time to time, residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. As described in Note O – “Litigations and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $42.2 million at March 31, 2008. The risk to us associated with these guarantees is mitigated because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of March 31, 2008, our maximum exposure pursuant to buyback guarantees was $147.1 million. The risk to us for these guarantees is mitigated because the timing of the buybacks is staggered and we leverage our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Condensed Consolidated Balance Sheet of approximately $19 million for the estimated fair value of all guarantees provided as of March 31, 2008.

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

As of March 31, 2008, TFSH had total assets of $639.8 million, consisting primarily of financing receivables and lease related equipment, and total liabilities of $582.3 million, consisting primarily of debt issued by the joint venture partner. Prior to March 31, 2006, we provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of March 31, 2008, the maximum exposure to loss under these guarantees was $18 million. Additionally, we are required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in our reimbursement to TFSH of losses to the extent of our ownership percentage.

Sale-Leaseback Transactions

Our rental business generally rents equipment to customers on a month-to-month basis with an average rental period of four to five months. To better match cash outflows in the rental business to cash inflows from customers, we finance the equipment through a series of sale-leasebacks classified as operating leases. The leaseback period is typically 60 months in duration. At March 31, 2008, the historical cost of equipment being leased back from the financing companies was approximately $38 million and the minimum lease payments for the remainder of 2008 will be approximately $6 million.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which we do business, are the Euro and British Pound. We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At March 31, 2008, we had foreign exchange contracts with a notional value of $1,474.1 million.

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

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over LIBOR. At March 31, 2008, the floating rate was 5.88%. In a prior year, we entered into an interest rate agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of our 7-3/8% Senior Subordinated Notes. To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million. We recorded this loss as an adjustment to the carrying value of the hedged debt and are amortizing it through the debt maturity date.

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

On February 1, 2006, we received a copy of a written order of a private investigation from the SEC with respect to our accounting. We received a subpoena from the SEC dated March 31, 2008 with respect to this matter. We have been cooperating with the SEC and furnishing the SEC staff with information needed to complete their investigation.

We received a subpoena from the SEC dated May 9, 2005, in a matter entitled “In the Matter of United Rentals, Inc.” The subpoena principally requested information to assist the SEC in its investigation of four transactions involving us and our subsidiaries, on the one hand, and United Rentals, on the other, in 2000 and 2001. The U.S. Attorney’s office responsible for this matter also has requested information from us about these transactions and we received a subpoena from the U.S. Attorney’s office dated February 29, 2008 with respect to this matter. We have been cooperating with the requests of the SEC and the U.S. Attorney in this matter.

On November 2, 2006 and January 19, 2007, we received subpoenas from the United States Department of Justice, Antitrust Division (“DOJ”) with respect to its investigation into pricing practices in the rock crushing and screening equipment industry.  We have been cooperating with this investigation.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model.  In February 2008, the FASB issued FASB Staff Positions (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of 2009.  The provisions of SFAS No. 157 have not been applied to non-financial assets and non-financial liabilities. The adoption of SFAS No. 157 did not have a significant impact on the determination or reporting of our financial results.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have not elected to apply this provision to our existing financial instruments as of March 31, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141R changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is prohibited. The effects of SFAS No. 141R will depend on future acquisitions.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. SFAS No. 161 is intended to improve financial reporting by requiring transparency about the nature, purpose, location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. We are currently evaluating the effects that SFAS No. 161 may have on our financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”).  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP No. 142-3 is effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008.  Early adoption is prohibited.  The Company is currently evaluating the effects, if any, that FSP No. 142-3 may have on its financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that exist as part of our ongoing business operations and we use derivative financial instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. For further information on accounting policies related to derivative financial instruments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

At March 31, 2008, we performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by an additional 10% to amounts already incorporated in the financial statements for the three months ended March 31, 2008, would have had a translation effect of foreign currency exchange rate changes that would have changed our operating income by approximately $16 million in 2008.

We assess foreign currency risk based on transactional cash flows and identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures. At March 31, 2008, we had foreign exchange contracts with a notional value of $1,474.1 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a liability of $6.6 million at March 31, 2008. On a mid to long-term basis, we are considering changes in our manufacturing locations to target closer alignment with our customers, which would also help mitigate our exposure to currency fluctuations.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an on-going balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary. At March 31, 2008, approximately 46% of our debt was floating rate debt and the weighted average interest rate for all debt was approximately 6.68%.

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

At March 31, 2008, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at March 31, 2008 would have increased interest expense by approximately $1 million in the three months ended March 31, 2008.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2008, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2008.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the quarterly period ended March 31, 2008 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table provides information about our purchases during the quarter ended March 31, 2008 of our common stock that is registered by us pursuant to the Exchange Act.
	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)

January 1, 2008 - January 31, 2008	—	—	—	$533,498

February 1, 2008 - February 28, 2008	112,100	$68.70	112,100	$525,798

March 1, 2008 - March 31, 2008	696,550	$63.48	696,550	$481,578

Total	808,650	$64.21	808,650	$481,578

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

TEREX CORPORATION
(Registrant)

Date: May 6, 2008	/s/ Phillip C. Widman
Phillip C. Widman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2008	/s/ Jonathan D. Carter
Jonathan D. Carter
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Terex Corporation (incorporated by reference to Exhibit 3.1 of the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).
3.2

Certificate of Elimination with respect to the Series B Preferred Stock (incorporated by reference to Exhibit 4.3 of the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

3.3

Certificate of Amendment to Certificate of Incorporation of Terex Corporation dated September 5, 1998 (incorporated by reference to Exhibit 3.3 of the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

3.4

Certificate of Amendment of the Certificate of Incorporation of Terex Corporation dated July 17, 2007 (incorporated by reference to Exhibit 3.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated July 17, 2007 and filed with the Commission on July 17, 2007).

3.5

Amended and Restated Bylaws of Terex Corporation (incorporated by reference to Exhibit 3.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 4, 2008 and filed with the Commission on March 10, 2008).

4.1

Indenture, dated as of November 25, 2003, between Terex Corporation, the Guarantors named therein and HSBC Bank USA, as Trustee (incorporated by reference to Exhibit 4.10 of the Form S-4 Registration Statement of Terex Corporation, Registration No. 333-112097).

4.2

Indenture, dated July 20, 2007, between Terex Corporation and HSBC Bank USA, National Association, as Trustee, relating to senior debt securities (incorporated by reference to Exhibit 4.1 of the Form S-3 Registration Statement of Terex Corporation, Registration No. 333-144796).

4.3

Indenture, dated July 20, 2007, between Terex Corporation and HSBC Bank USA, National Association, as Trustee, relating to subordinated debt securities (incorporated by reference to Exhibit 4.2 of the Form S-3 Registration Statement of Terex Corporation, Registration No. 333-144796).

4.4

Supplemental Indenture, dated November 13, 2007, among Terex Corporation and HSBC Bank USA, National Association relating to 8% Senior Subordinated Notes due 2017 (incorporated by reference to Exhibit 4.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated November 13, 2007 and filed with the Commission on December 14, 2007).

10.1	1994 Terex Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Form 10-K for the year ended December 31, 1994 of Terex Corporation, Commission File No. 1-10702).
10.2

Terex Corporation Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended June 30, 2007 of Terex Corporation, Commission File No. 1-10702).

10.3	1996 Terex Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form S-8 Registration Statement of Terex Corporation, Registration No. 333-03983).
10.4

Amendment No. 1 to 1996 Terex Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.5 of the Form 10-K for the year ended December 31, 1999 of Terex Corporation, Commission File No. 1-10702).

10.5

Amendment No. 2 to 1996 Terex Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 of the Form 10-K for the year ended December 31, 1999 of Terex Corporation, Commission File No. 1-10702).

10.6	Terex Corporation 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 of the Form 10-Q for the quarter ended March 31, 2000 of Terex Corporation, Commission File No. 1-10702).
10.7	Terex Corporation 2000 Incentive Plan, as amended (incorporated by reference to Exhibit 10.8 of the Form 10-Q for the quarter ended June 30, 2004 of Terex Corporation, Commission File No. 1-10702).
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

10.10

Terex Corporation Supplemental Executive Retirement Plan, effective October 1, 2002 (incorporated by reference to Exhibit 10.9 of the Form 10-K for the year ended December 31, 2002 of Terex Corporation, Commission File No. 1-10702).

10.11

Terex Corporation 2004 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 of the Form 10-Q for the quarter ended March 31, 2004 of Terex Corporation, Commission File No. 1-10702).

10.12

Summary of material terms of non-CEO 2007 performance targets under the Terex Corporation 2004 Annual Incentive Compensation Plan (incorporated by reference to the Form 8-K Current Report, Commission File No. 1-10702, dated December 13, 2006 and filed with the Commission on December 19, 2006).

10.13

Summary of material terms of CEO 2007 performance targets under the Terex Corporation 2004 Annual Incentive Compensation Plan (incorporated by reference to the Form 8-K Current Report, Commission File No. 1-10702, dated March 29, 2007 and filed with the Commission on April 4, 2007).

10.14

Summary of material terms of non-CEO 2008 performance targets under the Terex Corporation 2004 Annual Incentive Compensation Plan (incorporated by reference to the Form 8-K Current Report, Commission File No. 1-10702, dated December 13, 2007 and filed with the Commission on December 19, 2007).

10.15

Summary of material terms of CEO 2008 performance targets under the Terex Corporation 2004 Annual Incentive Compensation Plan (incorporated by reference to the Form 8-K Current Report, Commission File No. 1-10702, dated March 4, 2008 and filed with the Commission on March 10, 2008).

10.16

Terex Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 of the Form 10-Q for the quarter ended June 30, 2004 of Terex Corporation, Commission File No. 1-10702).

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

10.22

Summary of certain terms of the Employment and Compensation Agreement, dated as of July 1, 2005, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to the Form 8-K Current Report, Commission File No. 1-10702, dated March 6, 2007 and filed with the Commission on March 8, 2007).

10.23

Life Insurance Agreement, dated as of October 13, 2006, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 13, 2006 and filed with the Commission on October 16, 2006).

10.24

Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 4, 2008 and filed with the Commission on March 10, 2008).

10.25

Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 4, 2008 and filed with the Commission on March 10, 2008).

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