Form 10-Q
period 2008-06-30
TEREX CORP
filed 2008-08-01
CIK 97216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

F O R M 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Number of outstanding shares of common stock: 97.2 million as of July 29, 2008.

The Exhibit Index begins on page 52.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation (“Terex” or the “Company”) generally speaks as of June 30, 2008 unless specifically noted otherwise, and includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned) which were guarantors on June 30, 2008 (the “Guarantors”) of the Company’s 7-3/8% Senior Subordinated Notes due 2014. See Note Q – “Consolidating Financial Statements” to the Company’s June 30, 2008 Condensed Consolidated Financial Statements included in this Quarterly Report.

Guarantor	State or other jurisdiction of incorporation or organization	I.R.S. employer identification number
Amida Industries, Inc.	South Carolina	57-0531390
A.S.V. Distribution, Inc.	Minnesota	41-1631451
A.S.V., Inc.	Minnesota	41-1459569
Cedarapids, Inc.	Iowa	42-0332910
CMI Terex Corporation	Oklahoma	73-0519810
Duvalpilot Equipment Outfitters, LLC	Florida	22-3886719
Genie Financial Services, Inc.	Washington	91-1712115
Genie Holdings, Inc.	Washington	91-1666966
Genie Industries, Inc.	Washington	91-0815489
Genie International, Inc.	Washington	91-1975116
Genie Manufacturing, Inc.	Washington	91-1499412
GFS National, Inc.	Washington	91-1959375
Halco America Inc.	Georgia	58-1851191
Hydra Platforms Mfg. Inc.	North Carolina	56-1714789
Koehring Cranes, Inc.	Delaware	06-1423888
Loegering Mfg. Inc.	North Dakota	45-0310755
Powerscreen Holdings USA Inc.	Delaware	61-1265609
Powerscreen International LLC	Delaware	61-1340898
Powerscreen North America Inc.	Delaware	61-1340891
Powerscreen USA, LLC	Kentucky	31-1515625
Powerscreen USC Inc.	Delaware	23-2846987
PPM Cranes, Inc.	Delaware	39-1611683
Schaeff Incorporated	Iowa	42-1097891
Schaeff of North America, Inc.	Delaware	75-2852436
Spinnaker Insurance Company	Vermont	03-0372517
Superior Highwall Holding, Inc.	Delaware	20-4694546
Superior Highwall Miners, Inc.	Delaware	20-4694797
Terex Advance Mixer, Inc.	Delaware	06-1444818
Terex Aerials, Inc.	Wisconsin	39-1028686
Terex Cranes, Inc.	Delaware	06-1513089
Terex Cranes Wilmington, Inc.	North Carolina	56-1570091
Terex Financial Services, Inc.	Delaware	45-0497096
Terex Mexico, LLC	Delaware	81-0586645
Terex Mining Equipment, Inc.	Delaware	06-1503634
Terex USA, LLC	Delaware	75-3262430
Terex Utilities, Inc.	Oregon	93-0557703
Terex-RO Corporation	Kansas	44-0565380
Terex-Telelect, Inc.	Delaware	41-1603748

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Uncertainties.” In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words “may,” “expects,” “intends,” “anticipates,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

•	Our business is cyclical and weak general economic conditions may affect the sales of our products and financial results;
•	our business is sensitive to fluctuations in interest rates and government spending;
•	our business is very competitive and may be affected by pricing, product initiatives and other actions taken by competitors;
•	a material disruption to one of our significant facilities;
•	our retention of key management personnel;
•	the financial condition of suppliers and customers, and their continued access to capital;
•	our continued access to capital and ability to obtain parts and components from suppliers on a timely basis at competitive prices;
•	our ability to timely manufacture and deliver products to customers;
•	the need to comply with restrictive covenants contained in our debt agreements;
•	our business is global and subject to changes in exchange rates between currencies, as well as international politics, particularly in developing markets;
•	the effects of changes in laws and regulations;
•	possible work stoppages and other labor matters;
•	compliance with applicable environmental laws and regulations;
•	product liability claims and other liabilities arising out of our business;
•	investigations by the Securities and Exchange Commission and the Department of Justice;
•	our implementation of a global enterprise system and its performance;
•	our ability to successfully integrate acquired businesses; and
•	other factors.

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

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	$2,935.9	$2,342.2	$5,298.6	$4,354.9
Cost of goods sold	(2,284.7)	(1,835.1)	(4,133.4)	(3,435.8)
Gross profit	651.2	507.1	1,165.2	919.1
Selling, general and administrative expenses	(280.3)	(222.6)	(538.0)	(433.9)
Income from operations	370.9	284.5	627.2	485.2
Other income (expense)
Interest income	5.0	3.5	14.1	6.9
Interest expense	(24.3)	(14.7)	(49.8)	(28.9)
Loss on early extinguishment of debt	-	-	-	(12.5)
Other income (expense) – net	1.5	(2.0)	8.1	2.6
Income before income taxes	353.1	271.3	599.6	453.3
Provision for income taxes	(116.8)	(96.7)	(200.0)	(164.9)
Net income	$236.3	$174.6	$399.6	$288.4
PER COMMON SHARE:
Basic	$2.35	$1.70	$3.96	$2.81

Diluted	$2.32	$1.66	$3.89	$2.75

Weighted average number of shares outstanding in per share calculation
Basic	100.5	102.8	100.8	102.5
Diluted	102.0	104.9	102.6	104.7

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

(in millions, except par value)

June 30, 2008		December 31, 2007

Assets
Current assets
Cash and cash equivalents	$590.0	$1,272.4
Trade receivables (net of allowance of $69.1 and $62.5 at June 30, 2008 and December 31, 2007, respectively)	1,512.8	1,195.8
Inventories	2,530.2	1,934.3
Deferred taxes	163.7	166.3
Other current assets	247.5	208.1
Total current assets	5,044.2	4,776.9
Non-current assets
Property, plant and equipment - net	502.6	419.4
Goodwill	1,010.6	699.0
Deferred taxes	98.2	143.1
Other assets	338.2	277.9

Total assets	$6,993.8	$6,316.3
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$36.1	$32.5
Trade accounts payable	1,451.1	1,212.9
Accrued compensation and benefits	200.6	194.8
Accrued warranties and product liability	150.9	132.0
Customer advances	112.6	181.8
Other current liabilities	569.6	421.3
Total current liabilities	2,520.9	2,175.3
Non-current liabilities
Long-term debt, less current portion	1,319.8	1,319.5
Retirement plans and other	488.5	478.3
Total liabilities	4,329.2	3,973.1
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 106.9 and 106.2 shares at June 30, 2008 and December 31, 2007, respectively	1.1	1.1
Additional paid-in capital	1,024.2	1,004.1
Retained earnings	1,684.3	1,284.7
Accumulated other comprehensive income	354.9	256.6
Less cost of shares of common stock in treasury – 8.3 and 5.9 shares at June 30, 2008 and December 31, 2007, respectively	(399.9)	(203.3)
Total stockholders’ equity	2,664.6	2,343.2

Total liabilities and stockholders’ equity	$6,993.8	$6,316.3

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in millions)

	Six Months Ended June 30,
	2008	2007
Operating Activities
Net income	$399.6	$288.4
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	36.4	30.5
Amortization	10.5	6.1
Deferred taxes	19.3	(4.4)
Loss on early extinguishment of debt	-	3.2
Gain on sale of assets	(1.2)	(5.0)
Stock-based compensation	31.9	33.4
Excess tax benefit from stock-based compensation	(6.5)	(17.2)
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(232.7)	(244.8)
Inventories	(446.4)	(373.7)
Trade accounts payable	176.6	192.9
Accrued compensation and benefits	(22.7)	(13.8)
Income taxes payable	74.0	54.5
Accrued warranties and product liability	8.3	8.4
Customer advances	(78.1)	11.6
Other, net	(25.1)	(59.1)
Net cash used in operating activities	(56.1)	(89.0)
Investing Activities
Acquisition of businesses, net of cash acquired	(478.1)	-
Capital expenditures	(63.8)	(44.0)
Proceeds from sale of assets	2.8	9.7
Net cash used in investing activities	(539.1)	(34.3)
Financing Activities
Principal repayments of long-term debt	-	(200.0)
Excess tax benefit from stock-based compensation	6.5	17.2
Proceeds from stock options exercised	2.0	8.1
Net borrowings under revolving line of credit agreements	1.0	84.4
Share repurchases	(135.6)	(24.7)
Other, net	(1.2)	1.4
Net cash used in financing activities	(127.3)	(113.6)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	40.1	13.6
Net Decrease in Cash and Cash Equivalents	(682.4)	(223.3)
Cash and Cash Equivalents at Beginning of Period	1,272.4	676.7
Cash and Cash Equivalents at End of Period	$590.0	$453.4

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

(dollar amounts in millions, unless otherwise noted, except per share amounts)

NOTE A - BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2007 has been derived from the audited Consolidated Balance Sheet as of that date.

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

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Cash and cash equivalents at June 30, 2008 and December 31, 2007 include $5.8 and $3.7, respectively, which was not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with current period presentation.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company has not elected to apply this provision to its existing financial instruments as of June 30, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141R changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is prohibited. The effects of SFAS No. 141R will depend on any future acquisitions the Company may complete.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. SFAS No. 161 is intended to improve financial reporting by requiring transparency about the nature, purpose, location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. The Company is currently evaluating the effects, if any, that SFAS No. 161 may have on its financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS No. 162 is similar to the definition in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS No. 69”). SFAS No. 162 is effective 60 days following the United States Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 will not have a material effect on the Company’s financial statements because the Company has utilized the guidance within SAS No. 69.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical customer review. The Company reviews its allowance for doubtful accounts at least quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines that the receivable will not be recovered. The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note O - “Litigation and Contingencies.” Substantially all receivables were trade receivables at June 30, 2008 and December 31, 2007.

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

A liability for estimated warranty claims is accrued at the time of sale. The non-current portion of the warranty accrual is included in Retirement plans and other non-current liabilities. The liability is established using historical warranty claim experience for each product sold. Historical claim experience may be adjusted for known design improvements or for the impact of unusual product quality issues. Warranty reserves are reviewed quarterly to ensure critical assumptions are updated for known events that may affect the estimated warranty liability.

The following table summarizes the changes in the consolidated product warranty liability:

Six Months Ended June 30, 2008
Balance at beginning of period	$145.4
Accruals for warranties issued during the period	81.3
Changes in estimates	2.2
Settlements during the period	(75.3)
Foreign exchange effect/other	10.3
Balance at end of period	$163.9

NOTE B - BUSINESS SEGMENT INFORMATION

Terex is a diversified global manufacturer of capital equipment focused on delivering reliable, customer relevant solutions for the construction, infrastructure, quarrying, surface mining, shipping, transportation, refining and utility industries. The Company operates in five reportable segments: (i) Terex Aerial Work Platforms, (ii) Terex Construction, (iii) Terex Cranes, (iv) Terex Materials Processing & Mining, and (v) Terex Roadbuilding, Utility Products and Other.

The Aerial Work Platforms segment designs, manufactures, refurbishes and markets aerial work platform equipment, telehandlers, power equipment and construction trailers. Customers in the construction and building maintenance industries use these products to build and/or maintain large physical assets and structures.

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

The Materials Processing & Mining segment designs, manufactures and markets crushing and screening equipment, hydraulic mining excavators, highwall mining equipment, high capacity surface mining trucks, drilling equipment and other products. Construction, mining, quarrying and government customers use these products in construction and commodity mining. The Company acquired Superior Highwall Miners, Inc. and its affiliates (collectively “SHM”) on November 6, 2007. The results of SHM are included in the Materials Processing & Mining segment from its date of acquisition.

The Roadbuilding, Utility Products and Other segment designs, manufactures and markets asphalt and concrete equipment, bridge inspection equipment, landfill compactors and utility equipment. Government, utility and construction customers use these products to build roads, construct and maintain utility lines, trim trees and for other commercial operations. Additionally, the Company owns much of the North American distribution channel for its utility products group, operates a fleet of rental utility products in the United States and Canada and owns a distributor of its equipment and other products. The Company also assists customers in their rental, leasing and acquisition of its products through Terex Financial Services, Inc. and Terex Financial Services Holding B.V. (“TFSH”), its joint venture with a European financial institution.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items that have not been allocated to the segments, for the three and six months ended June 30, 2008 and 2007. Business segment information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Sales
Aerial Work Platforms	$672.7	$640.3	$1,259.3	$1,188.0
Construction	620.9	502.5	1,069.2	910.3
Cranes	809.8	544.5	1,442.0	1,045.3
Materials Processing & Mining	681.5	515.6	1,245.8	910.9
Roadbuilding, Utility Products and Other	191.3	168.8	360.5	347.6
Eliminations/Corporate	(40.3)	(29.5)	(78.2)	(47.2)
Total	$2,935.9	$2,342.2	$5,298.6	$4,354.9

Income from Operations
Aerial Work Platforms	$125.3	$147.0	$231.9	$246.3
Construction	17.6	23.7	20.7	29.8
Cranes	126.6	56.8	212.4	109.8
Materials Processing & Mining	110.6	63.1	179.3	109.5
Roadbuilding, Utility Products and Other	9.8	4.1	9.1	6.5
Eliminations/Corporate	(19.0)	(10.2)	(26.2)	(16.7)
Total	$370.9	$284.5	$627.2	$485.2

	June 30, 2008	December 31, 2007
Identifiable Assets
Aerial Work Platforms	$1,143.4	$894.5
Construction	2,130.0	1,559.1
Cranes	1,857.9	1,597.7
Materials Processing & Mining	2,537.3	2,243.6
Roadbuilding, Utility Products and Other	471.0	436.4
Eliminations/Corporate	(1,145.8)	(415.0)
Total	$6,993.8	$6,316.3

NOTE C - INCOME TAXES

The effective tax rate for the three months ended June 30, 2008 was 33.1%, as compared to an effective rate of 35.6% for the three months ended June 30, 2007. The effective tax rate for the six months ended June 30, 2008 was 33.4%, as compared to an effective rate of 36.4% for the six months ended June 30, 2007. The effective tax rate for the three and six months ended June 30, 2008 was lower than the prior year period primarily due to the mix of international business and the effect of recently reduced statutory rates in several European countries, which had a positive impact in 2008. Additionally, the tax effect of a repayment of an intercompany loan in the first quarter of 2007 had a negative impact in the six months ended June 30, 2007.

In the first quarter of 2008, the Company released a tax reserve related to its method of deducting certain compensation expenses for tax purposes. During the quarter, the Company filed an application with a tax authority to change its income tax accounting method. Upon filing the application, the tax position became highly certain, thereby requiring the release of the reserve. The release of the reserve resulted in a $15.2 reduction in the Company’s total gross uncertain tax positions and reduced tax expense by $0.5 for the six months ended June 30, 2008.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Germany, Italy, the United Kingdom and the U.S. Certain subsidiaries of the Company are currently under audit in Germany and the United Kingdom. It is reasonably possible that these audits may be completed during the next 12 months. While the amount of uncertain tax benefits with respect to these audits may change within this period, it is not anticipated that any of the changes will be significant. With few exceptions, including net operating loss carry forwards in the U.S. and Australia, the Company and its subsidiaries are generally no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years before 1999.

NOTE D - EARNINGS PER SHARE

	Three Months Ended June 30, (in millions, except per share data)		Six Months Ended June 30, (in millions, except per share data)
	2008	2007	2008	2007

Net income	$236.3	$174.6	$399.6	$288.4

Basic Shares:
Weighted average shares outstanding	100.5	102.8	100.8	102.5

Earnings per share - basic:	$2.35	$1.70	$3.96	$2.81

Diluted shares:
Weighted average shares outstanding	100.5	102.8	100.8	102.5
Effect of dilutive securities:
Stock options and restricted stock awards	1.5	2.1	1.8	2.2

Diluted weighted average shares outstanding	102.0	104.9	102.6	104.7

Earnings per share - diluted:	$2.32	$1.66	$3.89	$2.75

Weighted average restricted stock awards of 52 thousand and 138 thousand were outstanding during the three months ended June 30, 2008 and 2007 respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or because performance targets were not yet achieved for awards contingent upon performance.  Weighted average restricted stock awards of 113 thousand and 120 thousand were outstanding during the six months ended June 30, 2008 and 2007, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or because performance targets were not yet achieved for awards contingent upon performance. Weighted average options to purchase 17 thousand shares of Common Stock were outstanding during the six months ended June 30, 2008, but were not included in the computation of diluted shares as the exercise price of these awards exceeded the average market price for the period and the effect would have been anti-dilutive. There were no options to purchase shares of Common Stock outstanding during the three months ended June 30, 2008 and the three and six months ended June 30, 2007 that were not included in the computation of diluted shares. SFAS No. 128, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

NOTE E - INVENTORIES

Inventories consist of the following:

	June 30, 2008	December 31, 2007
Finished equipment	$866.4	$638.2
Replacement parts	424.9	368.7
Work-in-process	474.7	337.9
Raw materials and supplies	764.2	589.5
Inventories	$2,530.2	$1,934.3

Reserves for excess and obsolete inventory were $120.2 and $105.5 at June 30, 2008 and December 31, 2007, respectively.

NOTE F - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2008	December 31, 2007
Property	$58.7	$56.0
Plant	231.9	197.8
Equipment	538.8	451.0
	829.4	704.8
Less: Accumulated depreciation	(326.8)	(285.4)
Property, plant and equipment - net	$502.6	$419.4

NOTE G - EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from the leasing of the Company’s products to customers. Initial noncancellable lease terms typically range up to 84 months. The net book value of equipment subject to operating leases was approximately $83 and $73 at June 30, 2008 and December 31, 2007, respectively, (net of accumulated depreciation of approximately $39 and $35, respectively), and is included within Other assets in the Company’s Condensed Consolidated Balance Sheet. The equipment is depreciated on the straight-line basis over the shorter of the estimated useful life or the estimated amortization period of any borrowings secured by the asset to its estimated salvage value.

NOTE H - ACQUISITIONS

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

The aggregate purchase price for ASV was approximately $457, net of cash acquired. The Company issued 24 thousand restricted shares of the Company’s Common Stock valued at $1.7, of which $0.8 was allocated to the purchase price and the remaining $0.9 will be recorded as expense for the Company over the remaining service period. On the date of acquisition, ASV had approximately $47 in cash.

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

At February 26, 2008:

Current assets	$164
Property, plant and equipment – net	28
Intangible assets	78
Goodwill	274
Other assets	8
Total assets acquired	552
Current liabilities	21
Non-current liabilities	27
Total liabilities assumed	48
Net assets acquired	$504

On a preliminary basis, of the approximately $78 of acquired intangible assets, approximately $60 was assigned to customer relationships with useful lives of 10-20 years, approximately $12 to patents with useful lives of 10-19 years and approximately $6 was assigned to trademarks and trade names, which have been deemed to have indefinite lives.

Goodwill of $295 was initially recognized on the date of acquisition and purchase accounting adjustments of $21 were recorded during the period ended June 30, 2008, primarily related to adjustments to customer relationships and deferred taxes. Goodwill of approximately $274 represented the excess of the purchase price over the preliminary estimated fair values of net assets acquired. None of the goodwill assigned to ASV is expected to be deductible for tax purposes.

The Company also completed smaller acquisitions during 2008 in the Aerial Work Platforms and Roadbuilding, Utility Products and Other segments that, taken together, had an aggregate purchase price of less than $30. These acquisitions did not have a material impact on the Company’s financial results either individually or in the aggregate.

2007 Acquisitions

On November 6, 2007, the Company acquired SHM, headquartered in Beckley, West Virginia, a leading manufacturer of highwall mining equipment for use in trench mining, open pit mining, contour mining and auger hole mining applications. The total consideration for the transaction was approximately $146 in cash. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Goodwill of approximately $71 was recorded, which represented the excess of the purchase price over the estimated fair values of net assets acquired. Goodwill of $55 was initially recognized on the date of acquisition and purchase accounting adjustments of $16 were recorded during the six-month period ended June 30, 2008, primarily related to adjustments to customer relationships and deferred taxes. Approximately $25 of the goodwill assigned to SHM is expected to be deductible for tax purposes. The results of SHM are included in the Materials Processing & Mining segment from the date of acquisition.

NOTE I - INVESTMENT IN JOINT VENTURE

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

As of June 30, 2008, TFSH had total assets of $650.6, consisting primarily of financing receivables and lease related equipment, and total liabilities of $592.2, consisting primarily of debt issued by the joint venture partner. Prior to March 31, 2006, the Company provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of June 30, 2008, the maximum exposure to loss under these guarantees was approximately $18. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company’s ownership percentage. The Company did not contribute capital to TFSH during 2007 or 2008.

NOTE J - GOODWILL

An analysis of changes in the Company’s goodwill by business segment is as follows:

	Terex Aerial Work Platforms	Terex Construction	Terex Cranes	Terex Materials Processing & Mining	Terex Roadbuilding, Utility Products and Other	Total
Balance at December 31, 2007	$96.7	$129.4	$116.0	$278.8	$78.1	$699.0
Acquisitions	5.1	274.2	-	16.6	5.3	301.2
Foreign exchange effect and other	1.1	2.6	6.4	0.2	0.1	10.4

Balance at June 30, 2008	$102.9	$406.2	$122.4	$295.6	$83.5	$1,010.6

As of June 30, 2008, the roadbuilding reporting unit within the Roadbuilding, Utility Products and Other segment did not meet the forecasted business performance used in the annual goodwill impairment test as of October 1, 2007.  The downturn in the U.S. residential housing market and limited funding for infrastructure projects has negatively impacted the businesses in which this reporting unit operates.

The Company updated its forecast to address the impact of changes in business conditions and performed a goodwill impairment test as of June 30, 2008 for the roadbuilding reporting unit.  The roadbuilding reporting unit passed the test and no impairment charge was recorded.  The Company will continue to monitor the estimated fair value of the roadbuilding business for purposes of determining whether impairment is evidenced.  The amount of goodwill recorded for the roadbuilding reporting unit as of June 30, 2008 was $39.7.

NOTE K - DERIVATIVE FINANCIAL INSTRUMENTS

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

In November 2007, the Company entered into an interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment. At June 30, 2008, the Company had $400.0 notional amount of this interest rate swap agreement outstanding, which matures in 2017. The fair market value of this swap at June 30, 2008 was a gain of $8.1, which is recorded in Other assets.

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

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates. At June 30, 2008, the Company had $1,619.9 notional amount of currency exchange forward contracts outstanding, most of which mature on or before June 30, 2009. The fair market value of these swaps at June 30, 2008 was a net loss of $0.5. At June 30, 2008, $1,522.8 notional amount ($1.0 of fair value losses) of these swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified transactions. The Company records the change in fair value for these cash flow hedges to Accumulated other comprehensive income, and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

At June 30, 2008, the fair value of all derivative instruments designated as cash flow and fair value hedges has been recorded in the Condensed Consolidated Balance Sheet as an asset of $24.4 and as a liability of $17.1.

Counterparties to currency exchange forward contracts are major financial institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

Unrealized net gains (losses) included in Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$(5.3)	$(0.6)	$(5.0)	$1.0
Additional gains (losses)	10.3	2.6	11.4	(0.5)
Amounts reclassified to earnings	(5.8)	(2.9)	(7.2)	(1.4)
Balance at end of period	$(0.8)	$(0.9)	$(0.8)	$(0.9)

The estimated amount of existing pre-tax net losses for derivative contracts recorded in Accumulated other comprehensive income as of June 30, 2008 expected to be reclassified into earnings in the next twelve months is $0.8.

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

Level 2 - Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (e.g., supported by little or no market activity).

Determining which category an asset or liability falls within this hierarchy requires judgment. The Company evaluates its hierarchy disclosures each quarter. As discussed in Note K - “Derivative Financial Instruments,” the Company has two types of derivative instruments that it records at fair value on a recurring basis, the interest rate swap and foreign exchange contracts. The interest rate swap is categorized under Level 2 of the hierarchy above and is recorded at June 30, 2008 as an asset of $8.1. The foreign exchange contracts are categorized under Level 1 of the hierarchy above and are recorded at June 30, 2008 as a liability of $1.0. The fair value of the interest rate swap agreement is based on LIBOR yield curves at the reporting date. The fair values of the foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date.

NOTE M - LONG-TERM OBLIGATIONS

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

7-3/8% Senior Subordinated Notes

As of June 30, 2008, the Company had $298.5 aggregate principal amount of 7-3/8% Senior Subordinated Notes Due 2014 (“7-3/8% Notes”) outstanding. The 7-3/8% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note Q - “Consolidating Financial Statements”). The 7-3/8% Notes are redeemable by the Company beginning in January 2009 at an initial redemption price of 103.688% of principal amount. On June 25, 2008, Terex and certain of its domestic subsidiaries entered into a First Supplemental Indenture for the 7-3/8% Notes, joining other domestic subsidiaries of Terex as additional guarantors pursuant to the terms of the Indenture for the 7-3/8% Notes.

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

The amounts in the Condensed Consolidated Statement of Income for the six months ended June 30, 2007 showed $12.5 for loss on early extinguishment of debt while the Condensed Consolidated Statement of Cash Flows for this period showed $3.2. The $12.5 in the Condensed Consolidated Statement of Income include (a) cash payments of $9.3 for call premiums associated with the repayment of $200 of outstanding debt and (b) $3.2 of non-cash charges for accelerated amortization of debt acquisition costs associated with the outstanding debt, which all flow into the calculation of Net Income. In preparing the Condensed Consolidated Statement of Cash Flows, the non-cash item (b) was added to Net Income to reflect cash flow appropriately.

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

As of June 30, 2008 and December 31, 2007, the Company had $196.0 and $197.0, respectively, of term loans outstanding under the 2006 Credit Agreement. Term loans under the 2006 Credit Agreement bear interest at a rate based on LIBOR plus 1.75%. The weighted average interest rate on the term loans under the 2006 Credit Agreement at June 30, 2008 and December 31, 2007 was 4.55% and 6.58%, respectively.

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

As of June 30, 2008, the Company had letters of credit issued under the 2006 Credit Agreement that totaled $132.1. The Company did not have an outstanding balance under the revolving credit component of the 2006 Credit Agreement at June 30, 2008 or December 31, 2007.

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

On June 25, 2008, Terex, certain of its domestic subsidiaries and Credit Suisse entered into Supplement No. 1 to the Guarantee and Collateral Agreement under the 2006 Credit Agreement, joining other domestic subsidiaries of Terex as additional guarantors of amounts borrowed under the 2006 Credit Agreement pursuant to the terms of the 2006 Credit Agreement.

NOTE N - RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of June 30, 2008, the Company maintained four qualified defined benefit pension plans covering certain domestic employees (the “Terex Plans”). The benefits for the plan covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. Participation in the plan for salaried employees was frozen on or before October 15, 2000. The benefits for three plans covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. Participation was frozen effective December 31, 2000 for one plan, February 18, 2006 for another plan, and June 29, 2007 for the third plan. For all four plans, no participants will be credited with service following the effective dates of their freeze except that participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only. It is the Company’s policy generally to fund the Terex Plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974. Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds.

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

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Components of net periodic cost:
Service cost	$0.5	$0.6	$1.1	$1.2
Interest cost	2.0	1.9	4.1	3.8
Expected return on plan assets	(2.2)	(2.1)	(4.5)	(4.2)
Amortization of prior service cost	-	-	0.1	-
Recognized actuarial loss	0.6	0.7	1.1	1.3
Net periodic cost	$0.9	$1.1	$1.9	$2.1

	Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Components of net periodic cost:
Service cost	$-	$-	$0.1	$0.1
Interest cost	0.2	0.2	0.4	0.4
Recognized actuarial loss	0.1	0.2	0.2	0.3
Net periodic cost	$0.3	$0.4	$0.7	$0.8

The Company plans to contribute approximately $3 to its U.S. defined benefit pension and post-retirement plans for the year ending December 31, 2008. During the six months ended June 30, 2008, the Company contributed $2.5 to its U.S. defined benefit pension plans.

International Plans – The Company maintains defined benefit plans in China, France, Germany, India, Netherlands and the United Kingdom for some of its subsidiaries. The plans in China, France, Germany, India and Netherlands are unfunded plans. For the Company’s operations in Italy and Thailand, there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination.

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Components of net periodic cost:
Service cost	$2.1	$1.6	$4.1	$3.3
Interest cost	4.6	3.8	9.1	7.6
Expected return on plan assets	(2.0)	(1.8)	(4.0)	(3.6)
Amortization of prior service cost	0.3	0.3	0.6	0.6
Recognized actuarial loss	0.3	0.4	0.6	0.8
Net periodic cost	$5.3	$4.3	$10.4	$8.7

The Company plans to contribute approximately $18 to its international defined benefit pension plans for the year ending December 31, 2008. During the six months ended June 30, 2008, the Company contributed $8.6 to its international defined benefit pension plans.

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

The Company’s outstanding letters of credit totaled $155.7 at June 30, 2008. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

As of June 30, 2008, the Company’s maximum exposure to such credit guarantees was $240.0, including total guarantees issued by Terex Demag, part of the Cranes segment, and Genie, part of the Aerial Work Platforms segment, of $153.8 and $44.7, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. The maximum exposure for residual value guarantees issued by the Company totaled $43.8 as of June 30, 2008. The risk to the Company associated with these guarantees is mitigated because the maturity of these guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of June 30, 2008, the Company’s maximum exposure pursuant to buyback guarantees was $139.3. The risk to the Company for these guarantees is mitigated because the timing of the buybacks is staggered and the Company can leverage its access to the used equipment markets provided by its original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Retirement plans and other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $20 and $19 for the estimated fair value of all guarantees provided as of June 30, 2008 and December 31, 2007, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$236.3	$174.6	$399.6	$288.4
Other comprehensive income (loss):
Pension liability adjustment	(0.1)	1.5	-	1.3
Translation adjustment	13.1	37.2	94.1	49.6
Derivative hedging adjustment	4.5	(0.3)	4.2	(1.9)
Comprehensive income	$253.8	$213.0	$497.9	$337.4

During the first quarter of 2008, the Company granted 946 thousand shares of restricted stock to its employees with a weighted average grant date fair value of $66.52 per share.  Substantially all of these restricted stock awards vest over a three-year period, with 552 thousand of the shares awarded cliff vesting at the end of the three-year period.  424 thousand of these shares are based on performance targets, with 96 thousand shares of these performance grants containing a market condition. The Company used the Monte Carlo method to provide grant date fair value for the awards with a market condition determined to be $69.71 per share. The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award. The following table presents the weighted-average assumptions used in the valuation:

Dividend yields	0.00%
Expected volatility	41.80%
Risk free interest rate	1.86%
Expected life (in years)	3

In December 2006, the Board of Directors of the Company authorized the repurchase of up to $200 of the Company’s outstanding common shares through June 30, 2008. In December 2007, the Board of Directors of the Company increased the share repurchase program by $500, bringing the total amount that may be repurchased under the program at that time to $700, and extended the expiration date for the program through June 30, 2009. In July 2008, the Board of Directors of the Company increased the share repurchase program by an additional $500, bringing the total amount that may be repurchased under the program to $1,200. The expiration date for the program remains June 30, 2009. During the six months ended June 30, 2008, the Company acquired 3.2 million shares at an aggregate cost of $195.5 pursuant to the share repurchase program. The Condensed Consolidated Statement of Cash Flows for this period showed $135.6 for share repurchases. The $59.9 difference between the Condensed Consolidated Statement of Cash Flows and the amount disclosed relates to cash settlement of share repurchases subsequent to June 30, 2008. In total, the Company has purchased 5.5 million shares under this program for approximately $362 through June 30, 2008.

NOTE Q - CONSOLIDATING FINANCIAL STATEMENTS

On November 25, 2003, the Company sold and issued $300 aggregate principal amount of the 7-3/8% Notes. As of June 30, 2008, the 7-3/8% Notes were jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): Amida Industries, Inc., A.S.V. Distribution, Inc., A.S.V., Inc., Cedarapids, Inc., CMI Terex Corporation, Duvalpilot Equipment Outfitters, LLC, Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS National, Inc., Halco America Inc., Hydra Platforms Mfg. Inc., Koehring Cranes, Inc., Loegering Mfg. Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Powerscreen USC Inc., PPM Cranes, Inc., Schaeff Incorporated, Schaeff of North America, Inc., Spinnaker Insurance Company, Superior Highwall Holding, Inc., Superior Highwall Miners, Inc., Terex Advance Mixer, Inc., Terex Aerials, Inc., Terex Cranes, Inc., Terex Cranes Wilmington, Inc., Terex Financial Services, Inc., Terex Mexico, LLC, Terex Mining Equipment, Inc., Terex Utilities, Inc., Terex USA, LLC, Terex-RO Corporation and Terex-Telelect, Inc. All of the guarantees are full and unconditional. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 7-3/8% Notes.

The following summarized condensed consolidating financial information for the Company segregates the financial information of Terex Corporation, the Wholly-owned Guarantors and the non-guarantor subsidiaries. The results and financial position of businesses acquired or formed are included from the dates of their respective acquisitions or formation.

Terex Corporation consists of parent company operations and non-guarantor subsidiaries directly owned by the parent company. Subsidiaries of the parent company are reported on the equity basis. Wholly-owned Guarantors combine the operations of the Wholly-owned Guarantor subsidiaries. Subsidiaries of Wholly-owned Guarantors that are not themselves guarantors are reported on the equity basis. Non-guarantor subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the obligations of Terex Corporation under the 7-3/8% Notes. Debt and goodwill allocated to subsidiaries are presented on a “push-down” accounting basis. In December 2007, the Company changed the methodology to allocate tax expense between Terex Corporation and the Wholly-owned Guarantors using the Company’s consolidated current year U.S. effective tax rate applied to Income before income taxes. On June 25, 2008, Terex and certain of its domestic subsidiaries entered into a First Supplemental Indenture for the 7-3/8% Notes, joining other domestic subsidiaries of Terex as Wholly-owned Guarantors pursuant to the terms of the Indenture for the 7-3/8% Notes. These additional subsidiaries are included in the current period financial statements as Wholly-owned Guarantors. Prior period financial statements have been recast to include the additional subsidiaries as Wholly-owned Guarantors for all periods presented.

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED JUNE 30, 2008

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$199.6	$1,034.8	$2,097.5	$(396.0)	$2,935.9
Cost of goods sold	(179.0)	(803.1)	(1,698.6)	396.0	(2,284.7)
Gross profit	20.6	231.7	398.9	-	651.2
Selling, general and administrative expenses	(34.4)	(76.0)	(169.9)	-	(280.3)
Income (loss) from operations	(13.8)	155.7	229.0	-	370.9
Interest income	0.3	0.1	4.6	-	5.0
Interest expense	(15.7)	(2.4)	(6.2)	-	(24.3)
Income from subsidiaries	258.9	-	-	(258.9)	-
Other income (expense) - net	(7.2)	21.8	(13.1)	-	1.5
Income before income taxes	222.5	175.2	214.3	(258.9)	353.1
Benefit from (provision for) income taxes	13.8	(63.2)	(67.4)	-	(116.8)
Net income	$236.3	$112.0	$146.9	$(258.9)	$236.3

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED JUNE 30, 2007

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$209.0	$808.6	$1,530.1	$(205.5)	$2,342.2
Cost of goods sold	(183.6)	(588.2)	(1,268.8)	205.5	(1,835.1)
Gross profit	25.4	220.4	261.3	-	507.1
Selling, general and administrative expenses	(25.0)	(64.2)	(133.4)	-	(222.6)
Income from operations	0.4	156.2	127.9	-	284.5
Interest income	0.1	0.1	3.3	-	3.5
Interest expense	(2.0)	(4.9)	(7.8)	-	(14.7)
Income from subsidiaries	168.9	-	-	(168.9)	-
Other income (expense) - net	10.6	(0.3)	(12.3)	-	(2.0)
Income before income taxes	178.0	151.1	111.1	(168.9)	271.3
Provision for income taxes	(3.4)	(52.2)	(41.1)	-	(96.7)
Net income	$174.6	$98.9	$70.0	$(168.9)	$174.6

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

SIX MONTHS ENDED JUNE 30, 2008

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$368.2	$1,865.3	$3,755.6	$(690.5)	$5,298.6
Cost of goods sold	(329.6)	(1,436.6)	(3,057.7)	690.5	(4,133.4)
Gross profit	38.6	428.7	697.9	-	1,165.2
Selling, general and administrative expenses	(56.6)	(158.2)	(323.2)	-	(538.0)
Income (loss) from operations	(18.0)	270.5	374.7	-	627.2
Interest income	3.9	0.3	9.9	-	14.1
Interest expense	(32.3)	(5.1)	(12.4)	-	(49.8)
Income from subsidiaries	427.9	-	-	(427.9)	-
Other income (expense) - net	4.3	22.1	(18.3)	-	8.1
Income before income taxes	385.8	287.8	353.9	(427.9)	599.6
Benefit from (provision for) income taxes	13.8	(101.5)	(112.3)	-	(200.0)
Net income	$399.6	$186.3	$241.6	$(427.9)	$399.6

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

SIX MONTHS ENDED JUNE 30, 2007

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$380.6	$1,556.9	$2,815.7	$(398.3)	$4,354.9
Cost of goods sold	(328.5)	(1,169.6)	(2,336.0)	398.3	(3,435.8)
Gross profit	52.1	387.3	479.7	-	919.1
Selling, general and administrative expenses	(49.1)	(128.6)	(256.2)	-	(433.9)
Income from operations	3.0	258.7	223.5	-	485.2
Interest income	0.5	0.3	6.1	-	6.9
Interest expense	(4.4)	(9.3)	(15.2)	-	(28.9)
Loss on early extinguishment of debt	(12.5)	-	-	-	(12.5)
Income from subsidiaries	286.0	-	-	(286.0)	-
Other income (expense) - net	21.9	1.5	(20.8)	-	2.6
Income before income taxes	294.5	251.2	193.6	(286.0)	453.3
Provision for income taxes	(6.1)	(85.1)	(73.7)	-	(164.9)
Net income	$288.4	$166.1	$119.9	$(286.0)	$288.4

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2008

(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$35.8	$15.8	$538.4	$-	$590.0
Trade receivables - net	63.3	421.4	1,028.1	-	1,512.8
Intercompany receivables	105.2	79.8	227.6	(412.6)	-
Inventories	220.6	517.3	1,792.3	-	2,530.2
Other current assets	146.5	26.9	237.8	-	411.2
Total current assets	571.4	1,061.2	3,824.2	(412.6)	5,044.2
Property, plant & equipment - net	54.8	144.0	303.8	-	502.6
Investment in and advances to (from) subsidiaries	3,247.7	(305.3)	(1,082.1)	(1,860.3)	-
Goodwill	8.5	592.1	410.0	-	1,010.6
Other assets	17.9	204.7	213.8	-	436.4

Total assets	$3,900.3	$1,696.7	$3,669.7	$(2,272.9)	$6,993.8

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$2.0	$9.2	$24.9	$-	$36.1
Trade accounts payable	65.1	358.5	1,027.5	-	1,451.1
Intercompany payables	34.2	(62.1)	440.5	(412.6)	-
Accruals and other current liabilities	193.4	178.4	661.9	-	1,033.7
Total current liabilities	294.7	484.0	2,154.8	(412.6)	2,520.9
Long-term debt, less current portion	854.7	153.8	311.3	-	1,319.8
Retirement plans and other	86.3	63.4	338.8	-	488.5
Stockholders’ equity	2,664.6	995.5	864.8	(1,860.3)	2,664.6

Total liabilities and stockholders’ equity	$3,900.3	$1,696.7	$3,669.7	$(2,272.9)	$6,993.8

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2007

(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$573.2	$12.3	$686.9	$-	$1,272.4
Trade receivables - net	62.6	266.1	867.1	-	1,195.8
Intercompany receivables	113.5	55.9	187.1	(356.5)	-
Inventories	208.6	350.0	1,375.7	-	1,934.3
Other current assets	149.5	16.1	208.8	-	374.4
Total current assets	1,107.4	700.4	3,325.6	(356.5)	4,776.9
Property, plant & equipment - net	43.8	103.0	272.6	-	419.4
Investment in and advances to (from) subsidiaries	2,273.0	106.7	(848.3)	(1,531.4)	-
Goodwill	8.6	290.9	399.5	-	699.0
Other assets	52.1	139.8	229.1	-	421.0

Total assets	$3,484.9	$1,340.8	$3,378.5	$(1,887.9)	$6,316.3

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$2.0	$10.7	$19.8	$-	$32.5
Trade accounts payable	60.6	275.8	876.5	-	1,212.9
Intercompany payables	15.6	(135.5)	476.4	(356.5)	-
Accruals and other current liabilities	115.4	158.8	655.7	-	929.9
Total current liabilities	193.6	309.8	2,028.4	(356.5)	2,175.3
Long-term debt, less current portion	853.3	154.9	311.3	-	1,319.5
Retirement plans and other	94.8	66.9	316.6	-	478.3
Stockholders’ equity	2,343.2	809.2	722.2	(1,531.4)	2,343.2

Total liabilities and stockholders’ equity	$3,484.9	$1,340.8	$3,378.5	$(1,887.9)	$6,316.3

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2008

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash (used in) provided by operating activities	$59.6	$42.8	$(158.5)	$-	$(56.1)
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(456.6)	(21.5)	-	-	(478.1)
Capital expenditures	(12.3)	(16.0)	(35.5)	-	(63.8)
Proceeds from sale of assets	-	0.7	2.1	-	2.8
Net cash used in investing activities	(468.9)	(36.8)	(33.4)	-	(539.1)
Cash flows from financing activities
Excess tax benefit from stock-based compensation	6.5	-	-	-	6.5
Proceeds from stock options exercised	2.0	-	-	-	2.0
Net borrowings (repayments) under revolving line of credit agreements	(1.0)	(2.3)	4.3	-	1.0
Share repurchases	(135.6)	-	-	-	(135.6)
Other – net	-	(0.2)	(1.0)	-	(1.2)
Net cash provided by (used in) financing activities	(128.1)	(2.5)	3.3	-	(127.3)
Effect of exchange rate changes on cash and cash equivalents	-	-	40.1	-	40.1
Net (decrease) increase in cash and cash equivalents	(537.4)	3.5	(148.5)	-	(682.4)
Cash and cash equivalents, beginning of period	573.2	12.3	686.9	-	1,272.4
Cash and cash equivalents, end of period	$35.8	$15.8	$538.4	$-	$590.0

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(168.0)	$65.1	$13.9	$-	$(89.0)
Cash flows from investing activities
Capital expenditures	(9.7)	(13.9)	(20.4)	-	(44.0)
Proceeds from sale of assets	-	3.5	6.2	-	9.7
Net cash used in investing activities	(9.7)	(10.4)	(14.2)	-	(34.3)
Cash flows from financing activities
Principal repayments of long-term debt	(86.0)	(52.0)	(62.0)	-	(200.0)
Excess tax benefit from stock-based compensation	17.2	-	-	-	17.2
Proceeds from stock options exercised	8.1	-	-	-	8.1
Net borrowings (repayments) under revolving line of credit agreements	107.4	(2.3)	(20.7)	-	84.4
Share repurchases	(24.7)	-	-	-	(24.7)
Other – net	-	-	1.4	-	1.4
Net cash provided by (used in) financing activities	22.0	(54.3)	(81.3)	-	(113.6)
Effect of exchange rate changes on cash and cash equivalents	-	-	13.6	-	13.6
Net (decrease) increase in cash and cash equivalents	(155.7)	0.4	(68.0)	-	(223.3)
Cash and cash equivalents, beginning of period	156.4	4.8	515.5	-	676.7
Cash and cash equivalents, end of period	$0.7	$5.2	$447.5	$-	$453.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Our Aerial Work Platforms segment designs, manufactures, refurbishes and markets aerial work platform equipment, telehandlers, power equipment and construction trailers. Customers in the construction and building maintenance industries use these products to build and/or maintain large physical assets and structures.

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

Our Roadbuilding, Utility Products and Other segment designs, manufactures and markets asphalt and concrete equipment, bridge inspection equipment, landfill compactors and utility equipment. Government, utility and construction customers use these products to build roads, construct and maintain utility lines, trim trees and for other commercial operations. Additionally, we own a majority of the North American distribution channel for our utility products group, operate a fleet of rental utility products in the United States and Canada and own a distributor of our equipment and other products. We also assist customers in their rental, leasing and acquisition of our products through Terex Financial Services, Inc. (“TFS”) and Terex Financial Services Holding B.V. (“TFSH”), our joint venture with a European financial institution.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as certain general and corporate expenses that have not been allocated to the segments.

Overview

Financial performance during the second quarter of 2008 was strong and the outlook for our Cranes and Material Processing & Mining segments remains favorable. Demand for cranes, material processing and mining equipment is being driven by global infrastructure development and maintenance, rising energy demand and global commodity demand. Backlog for these businesses continues to grow. Select capital investment is being made to expand capacity for these businesses in order to more effectively and efficiently respond to market demand. Capital investment is being made in existing facilities in Germany for cranes and hydraulic mining excavators and new facilities are being developed in India for material processing equipment and in China for cranes and hydraulic excavators. Additionally, the Aerial Work Platforms segment is expanding its manufacturing footprint to China to produce portable products, scissors and booms to meet growing demand for these products in the region. Rising input costs, particularly steel prices, did not have a material impact during the second quarter of 2008 for the Cranes or Material Processing & Mining businesses due to the presence of supply contracts, cost escalation clauses in select contracts with our customers and previously implemented pricing actions. Higher input costs are a concern for the second half of 2008 across the Company but the impact on these two businesses should generally be offset by pricing actions. The Roadbuilding, Utility Products and Other segment showed modest improvement over the prior year period but remains challenged with reduced U.S. infrastructure spending.

Tempering the strength of the Cranes and Materials Processing & Mining segments is the continued weakness in the U.S. market and developing softness, primarily in Western Europe, for our Construction and Aerial Work Platforms businesses, along with increasing pressure from rising input costs, particularly steel prices. Compact construction equipment demand has been weak in the U.S. for a number of quarters and began to weaken in Western Europe during the second quarter of 2008. Our expectations are that this weakness will continue in the U.S. and Western European markets for compact construction equipment through at least early 2009, which will be partially offset by continued demand from developing markets. Offsetting the weakness in compact construction to some extent is continuing favorable demand for select heavy construction products, including rigid frame dump trucks as well as material handlers, which are used predominantly by scrap yards. Second quarter 2008 sales performance of the Aerial Work Platforms segment was solid, but slowing markets in Western Europe and rising steel prices are expected to negatively impact the financial performance of this business for the remainder of the year. Pricing actions are being taken across the Company to offset rising steel costs, although we do expect that there will be a lag to some extent in the timing between when higher costs are incurred and price increases to our customers take effect, particularly within the Construction and Aerial Work Platforms businesses. As appropriate, headcount and overhead levels are being adjusted globally in line with changes in product demand and our evolving global manufacturing footprint.

We remain confident that our strategy of product and geographic diversity is the right one for the industries in which we operate. Our relatively balanced mix of product types helps to moderate cyclical sales movements for Terex as a whole, as demand for one product may weaken, but be offset by demand for products in a different cycle. A balanced geographic sales mix also helps moderate demand swings for our products, as demand in one region may strengthen or weaken over different times as compared to demand in other geographies. For example, as the demand for Aerial Work Platforms products is expected to weaken during the second half of 2008 due to slowing demand and rising input costs, continued strength is forecasted from the Cranes and Materials Processing & Mining segments, which are expected to contribute to stability in earnings. The results of the second quarter of 2008 support this strategic thesis, as strong financial performance by the Cranes and Materials Processing & Mining segments was a more significant driver of the financial results for the second quarter of 2008.

Based on discussions with our customers, industry experience and knowledge of our internal improvement initiatives, we remain confident in our ability to reach our 2010 targets of $12 billion in revenue with a 12% operating margin. Our growing emphasis on developing markets should help to partially offset the effects of economic slowing in mature markets. Certain developing markets are investing their oil wealth, such as Middle Eastern countries and Russia, or their substantial foreign currency reserves achieved from exporting, such as China, in a wide array of infrastructure projects that will require many years to complete. Additionally, the high price of oil is resulting in extensive energy investments such as wind power, nuclear and coal/gas fired power plants, which drives demand for Terex products, particularly cranes.

We remain committed to our previously announced stock repurchase program. During the second quarter of 2008, we repurchased approximately $144 million of Terex common stock pursuant to the stock repurchase program. Through June 30, 2008, we repurchased approximately $362 million of our common stock under this program, or approximately 5.5 million shares. On July 15, 2008, our Board of Directors authorized an increase in this program of $500 million to $1.2 billion, with no change to the program expiration date of June 30, 2009.

The first quarter of the year typically reflects growth in working capital as we build inventory to prepare for the Northern Hemisphere summer selling season. Much of this inventory build during the first quarter of the year is then shipped in the second quarter or early in the third quarter. After adjusting for the impact of acquisitions and foreign exchange, inventory was basically flat as compared to the first quarter of 2008. This reflects a mix of inventory growth to support demand for cranes, material processing and mining equipment, combined with challenges with supplier parts availability at certain locations, and slowing demand in certain end markets that negatively impacted finished goods.

We are focused on a number of internal improvement initiatives to increase sales and profitability, and to manage asset utilization as we continue our progress with becoming an excellent operating company. Our emphasis on supply management is helping to cushion to some extent the rising commodity prices, such as the price of steel. We are aggressively managing this situation and expect that we will be able to offset cost increases by increasing pricing commensurately, although the timing of cost increases versus price increases may not correlate perfectly. Implementation of the Terex Management System (“TMS”), our enterprise resource-planning system, continues to progress, with three businesses located in the U.S., the United Kingdom and Germany having instituted TMS, representing three of our important manufacturing sites. TMS will provide greater visibility into costs, spending and asset utilization, providing valuable information for management to continue to improve the business.

Return on Invested Capital (“ROIC”), continues to be the unifying metric we use to measure our operating performance. ROIC measures how effectively we utilize the capital invested in our operations. In 2008, we are calculating ROIC based upon an after tax measurement. Prior to 2008, we calculated ROIC on a pre-tax basis. The change to an after tax ROIC measurement is due to our belief that tax performance is an important component of our overall performance and this is a metric that is better aligned to stockholder interests. After tax ROIC is determined by dividing the sum of 2008 four quarters’ Net Operating Profit After Tax (as defined below) by the average of the sum of Total stockholders equity plus Debt (as defined below) less Cash and cash equivalents for the previous five quarters. Net Operating Profit After Tax (“NOPAT”), which is a non-GAAP measure, for each quarter is calculated by multiplying Income from operations by a figure equal to one minus the effective tax rate of the Company. The effective tax rate is equal to the (Provision for) benefit from income taxes divided by Income before income taxes for the respective quarter. Debt is calculated using the amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ NOPAT as this represents the most recent twelve month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarter’s ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) over the same time period as the numerator (four quarters of average invested capital).

We use ROIC as a unifying metric because we feel that it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe that ROIC measures return on the full enterprise-wide amount of capital invested in our business, as opposed to another metric such as return on shareholder’s equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe that adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and that ROIC highlights the level of value creation as a percentage of capital invested. Consistent with this belief, we use ROIC in evaluating executive performance and compensation, as we have disclosed in the Compensation Discussion and Analysis in our proxy statement for the 2008 annual meeting of stockholders. As the tables below show, our ROIC at June 30, 2008 is the same as it was at June 30, 2007 despite increased NOPAT. This is due to the effect of acquisitions on invested capital in the denominator of the equation which have not had sufficient longevity to affect NOPAT.

The following tables provide ROIC calculations as of June 30, 2008 and 2007 and provides information to reconcile 2006 amounts used in our ROIC calculation that are adjusted for discontinued operations to the most directly comparable measure calculated and presented in accordance with GAAP ($ amounts in millions). There were no discontinued operations in 2007 or 2008 and, therefore, these periods are not adjusted for discontinued operations:

	Jun ‘08	Mar ‘08	Dec ‘07	Sep ‘07	Jun ‘07
Income before income taxes	$353.1	$246.5	$236.0	$230.0
Divided by: Provision for income taxes	116.8	83.2	62.0	78.5
Effective tax rate	33.1%	33.8%	26.3%	34.1%

Income from operations	$370.9	$256.3	$239.9	$236.3
Multiplied by: 1 minus Effective tax rate	66.9%	66.2%	73.7%	65.9%
Net operating profit after tax	$248.1	$169.7	$176.8	$155.7

Debt (as defined above)	$1,355.9	$1,373.4	$1,352.0	$705.6	$651.7
Less: Cash and cash equivalents	(590.0)	(604.2)	(1,272.4)	(516.6)	(453.4)
Debt less Cash and cash equivalents	$765.9	$769.2	$79.6	$189.0	$198.3

Total stockholders’ equity	$2,664.6	$2,538.1	$2,343.2	$2,254.4	$2,073.4

Debt less Cash and cash equivalents plus Total stockholders’ equity	$3,430.5	$3,307.3	$2,422.8	$2,443.4	$2,271.7

June 30, 2008 ROIC	27.0%
Net operating profit after tax (last 4 quarters)	$750.3
Average Debt less Cash and cash equivalents plus Total stockholders’ equity (5 quarters)	$2,775.1

	Jun ‘07	Mar ‘07	Dec ‘06	Sep ‘06	Jun ‘06
Income before income taxes – Continuing ops.	$271.3	$182.0	$157.0	$158.8
Income before income taxes – Disc. Ops.	0.0	0.0	0.0	5.9
Income before income taxes, adjusted for Disc. Ops.	271.3	182.0	157.0	164.7
Divided by: Provision for income taxes (1)	96.7	68.2	56.1	53.2
Effective tax rate	35.6%	37.5%	35.7%	32.3%

Income from operations	$284.5	$200.7	$169.3	$191.1
Plus: Income from operations of Disc. Ops.	-	-	-	5.7
Income from operations adjusted for Disc. Ops.	284.5	200.7	169.3	196.8
Multiplied by: 1 minus Effective tax rate	64.4%	62.5%	64.3%	67.7%
Net operating profit after tax	$183.2	$125.4	$108.9	$133.2

Debt (as defined above)	$651.7	$678.4	$763.1	$791.7	$1,055.8
Less: Cash and cash equivalents	(453.4)	(431.2)	(676.7)	(428.3)	(525.7)
Debt less Cash and cash equivalents	$198.3	$247.2	$86.4	$363.4	$530.1

Total stockholders’ equity	$2,073.4	$1,851.9	$1,751.0	$1,591.7	$1,490.5

Debt less Cash and cash equivalents plus Total stockholders’ equity	$2,271.7	$2,099.1	$1,837.4	$1,955.1	$2,020.6

(1) Utilization of net operating loss carry forwards resulted in no Provision for income taxes in 2006 for discontinued operations

June 30, 2007 ROIC	27.0%
Net operating profit after tax, adjusted for Disc. Ops. (last 4 quarters)	$550.7
Average Debt less Cash and cash equivalents plus Total stockholders’ equity (5 quarters)	$2,036.8

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

Terex Consolidated

	Three Months Ended June 30,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,935.9	-	$2,342.2	-	25.3%
Gross profit	$651.2	22.2%	$507.1	21.7%	28.4%
SG&A	$280.3	9.5%	$222.6	9.5%	25.9%
Income from operations	$370.9	12.6%	$284.5	12.1%	30.4%

Net sales for the three months ended June 30, 2008 increased $593.7 million when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes contributed approximately $184 million of the net sales increase. Excluding the favorable translation effect of foreign currency exchange rate changes, our Materials Processing & Mining and Cranes segments were the primary drivers of the increase in net sales, which combined contributed approximately $317 million to the increase, as worldwide infrastructure and commodity needs continued to provide significant demand for our products. Acquisitions contributed approximately $79 million to the increase. The remaining net sales growth was from the Aerial Work Platforms, Construction and Roadbuilding, Utility Products and Other segments.

Gross profit for the three months ended June 30, 2008 increased $144.1 million when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes added approximately $43 million of the increase. The remaining increase in gross profit was primarily driven by the strong sales in the Materials Processing & Mining and Cranes segments, which combined to contribute approximately $108 million of the increase. The Construction and Roadbuilding, Utility Products and Other segments did not provide significant contribution to the increase in gross profit due to increased costs and lower net sales in certain regions. Additionally, the Aerial Work Platforms segment had lower gross profit for the three months ended June 30, 2008, as compared to the prior year period.

Selling, general and administrative (“SG&A”) costs increased by $57.7 million for the three months ended June 30, 2008 when compared to the same period in 2007, but did not increase as a percentage of net sales. The unfavorable translation effect of foreign currency exchange rate changes accounted for approximately $16 million of the SG&A increase. In addition, each segment’s SG&A costs rose due to our continued investment in operational improvement initiatives, including supply chain management, global sales and service capabilities in developing markets, marketing, implementation of TMS, and strategic sourcing initiatives.

Income from operations increased by $86.4 million for the three months ended June 30, 2008 when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes contributed approximately $27 million of the increase. We experienced improvement in operating profit due to higher sales volume and pricing actions, offset by transactional foreign currency losses and higher SG&A costs.

Terex Aerial Work Platforms

	Three Months Ended June 30,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$672.7	-	$640.3	-	5.1%
Gross profit	$182.7	27.2%	$194.9	30.4%	(6.3)%
SG&A	$57.4	8.5%	$47.9	7.5%	19.8%
Income from operations	$125.3	18.6%	$147.0	23.0%	(14.8)%

Net sales for the Aerial Work Platforms segment for the three months ended June 30, 2008 increased $32.4 million when compared to the same period in 2007. Approximately $23 million of the increase was due to the favorable translation effect of foreign currency exchange rate changes. The remaining increase was due to higher sales volume, particularly for our boom products in North America, the Middle East, Russia and Eastern Europe.

Gross profit for the three months ended June 30, 2008 decreased $12.2 million when compared to the same period in 2007. Approximately $10 million of the decrease in gross profit was due to higher material costs, primarily steel and iron. Gross profit was also negatively impacted by approximately $17 million compared to the prior year period due to a change in sales mix to high volume customers at lower margins. Transactional foreign currency losses lowered gross profit by approximately $12 million. Higher warranty costs primarily associated with a retrofit program contributed approximately $7 million to the decrease. These higher costs were partially offset by approximately $16 million from increased sales volume and improved product mix. Additionally, the favorable translation effect of foreign currency exchange rate changes affected gross profit by approximately $4 million.

SG&A costs for the three months ended June 30, 2008 increased $9.5 million when compared to the same period in 2007. The increase resulted from expansion of our international sales distribution infrastructure, increased product line management, consulting and engineering costs, which in the aggregate, increased costs by approximately $6 million. Additionally, corporate cost allocation increased approximately $3 million over the prior year.

Income from operations for the three months ended June 30, 2008 decreased $21.7 million when compared to the same period in 2007. The decrease was due to the items noted above, particularly continued higher material costs and investment in infrastructure.

Terex Construction

	Three Months Ended June 30,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$620.9	-	$502.5	-	23.6%
Gross profit	$82.3	13.3%	$71.5	14.2%	15.1%
SG&A	$64.7	10.4%	$47.8	9.5%	35.4%
Income from operations	$17.6	2.8%	$23.7	4.7%	(25.7)%

Net sales in the Construction segment increased by $118.4 million for the three months ended June 30, 2008 when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes accounted for approximately $44 million of the net sales increase. Acquisitions contributed approximately $58 million to the increase. Net sales were higher by approximately $50 million in the Europe, Middle East and Africa (“EMEA”) region, primarily for rigid frame off-highway trucks, wheel loaders and material handlers. These increases were offset by lower net sales in the Americas of approximately $37 million across most product lines.

Gross profit increased $10.8 million for the three months ended June 30, 2008 when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes added approximately $7 million of the increase. Acquisitions added approximately $8 million of the increase in gross profit. Higher EMEA net sales improved gross profit by approximately $18 million. These improvements were partially offset by approximately $8 million for higher material costs, approximately $6 million due to lower net sales in the Americas and approximately increased $9 million due to other items, primarily related to transactional foreign exchange losses.

SG&A costs for the three months ended June 30, 2008 increased $16.9 million when compared to the same period in 2007. Approximately $4 million of the increase was due to the unfavorable translation effect of foreign currency exchange rate changes. Approximately $5 million of the increase was due to acquisitions. We incurred approximately $5 million of higher costs related to selling, engineering and other infrastructure initiatives. Additionally, corporate cost allocation increased approximately $3 million over the prior year period.

Income from operations for the three months ended June 30, 2008 decreased $6.1 million when compared to the same period in 2007, primarily resulting from higher SG&A costs, offset in part by improved sales and the translation effect of foreign currency exchange rate changes.

Terex Cranes

	Three Months Ended June 30,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$809.8	-	$544.5	-	48.7%
Gross profit	$184.8	22.8%	$103.0	18.9%	79.4%
SG&A	$58.2	7.2%	$46.2	8.5%	26.0%
Income from operations	$126.6	15.6%	$56.8	10.4%	122.9%

Net sales for the Cranes segment for the three months ended June 30, 2008 increased by $265.3 million when compared to the same period in 2007 as global infrastructure and energy demand continues to drive strong sales of cranes. The favorable translation effect of foreign currency exchange rate changes on sales contributed approximately $81 million of the net sales increase. Approximately $145 million of the increase resulted from improvement in our product mix due to higher sales of crawler, rough-terrain and tower cranes. Higher pricing added approximately $39 million to the increase.

Gross profit for the three months ended June 30, 2008 increased by $81.8 million when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes on Euro denominated sales improved gross profit by approximately $20 million from the prior year period. Gross profit increased approximately $39 million from the effect of pricing actions. An advantageous mix of larger crawler, rough-terrain and tower cranes added approximately $37 million to the increase. These favorable impacts were partially offset by higher material and warranty costs of approximately $22 million.

SG&A costs for the three months ended June 30, 2008 increased $12.0 million over the same period in 2007. Approximately $7 million of the increase was due to the unfavorable translation effect of foreign currency exchange rate changes. We also incurred higher engineering costs for product development and certain bad debt costs, which combined, increased SG&A costs by approximately $4 million. However, as a percentage of sales, our SG&A costs decreased as compared to the same period in 2007.

Income from operations for the three months ended June 30, 2008 increased $69.8 million over the same period in 2007. Income from operations in the second quarter of 2008 increased because of favorable product mix, the positive translation effect of foreign currency exchange rate changes and the impact of pricing actions.

Terex Materials Processing & Mining

	Three Months Ended June 30,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$681.5	-	$515.6	-	32.2%
Gross profit	$170.0	24.9%	$112.2	21.8%	51.5%
SG&A	$59.4	8.7%	$49.1	9.5%	21.0%
Income from operations	$110.6	16.2%	$63.1	12.2%	75.3%

Net sales in the Materials Processing & Mining segment increased by $165.9 million in the second quarter of 2008 when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes accounted for approximately $33 million of the net sales increase. Approximately $50 million of the increase was due to net sales volume from continued solid demand for our products, particularly crushing and screening products, large mining trucks and excavators. This demand was driven by continued high commodity prices, combined with increased global mining operations, as well as European and Indian demand for crushing and screening products. Increased sales mix of crushing equipment, including new products in this line, added approximately $42 million to the increase. Pricing actions improved our sales by approximately $19 million. Approximately $15 million of the increase was attributable to the acquisition of SHM in the fourth quarter of 2007.

Gross profit increased by $57.8 million in the three months ended June 30, 2008 when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes accounted for approximately $11 million of the increase. The increase was also due to the impact of prior pricing actions of approximately $19 million, as well as approximately $23 million from the volume increase in net sales and a more profitable product mix, including a greater proportion of crushing equipment and parts sales. These increases were offset in part by approximately $3 million in higher costs for service and distribution and approximately $3 million in higher warranty costs.

SG&A costs increased by $10.3 million in the first quarter of 2008 when compared to the same period in 2007. The unfavorable translation effect of foreign currency exchange rate changes added approximately $3 million to the increase. In addition, the increase in SG&A costs was partially due to approximately $2 million of higher engineering costs for new product development. Other general and administrative costs increased approximately $6 million due to higher legal expenses, additional staffing to support growth, and higher allocation of corporate costs. However, as a percentage of sales, our SG&A costs decreased as compared to the same period in 2007.

Income from operations for the Materials Processing & Mining segment in the second quarter of 2008 increased $47.5 million from the comparable period in 2007. The increase was a result of the items noted above, particularly higher sales volume and the impact of pricing actions, partially offset by higher SG&A costs associated with the segment’s growth.

Terex Roadbuilding, Utility Products and Other

	Three Months Ended June 30,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$191.3	-	$168.8	-	13.3%
Gross profit	$33.3	17.4%	$26.1	15.5%	27.6%
SG&A	$23.5	12.3%	$22.0	13.0%	6.8%
Income from operations	$9.8	5.1%	$4.1	2.4%	139.0%

Net sales for the Roadbuilding, Utility Products and Other segment for the three months ended June 30, 2008 increased $22.5 million when compared to the same period in 2007. Improved demand for our roadbuilding products in Latin America and Europe contributed approximately $15 million to the increase in net sales. These positive results were partially offset by approximately $10 million in lower sales for our roadbuilding equipment in North America, primarily concrete mixer trucks. Our utility products business also experienced improved net sales of approximately $9 million due to an increase in installation services, pricing and used equipment sales. The improvements were partially offset by approximately $2 million in lower shipments and unfavorable product mix. Our government programs business increased net sales to the U.S. government by approximately $11 million in the quarter.

Gross profit for the three months ended June 30, 2008 increased $7.2 million when compared to the same period in 2007. Gross profit in the roadbuilding business increased by approximately $3 million due to improved sales to Latin America and Europe. Higher sales in our utility products business increased gross profit by approximately $3 million. Gross profit in the prior year period was negatively impacted by costs related to the wind-down of our re-rental fleet.

SG&A costs for the three months ended June 30, 2008 increased $1.5 million when compared to the same period in 2007. The increase was due to approximately $0.7 million for investment in the administrative support functions in the TFS operation within this segment. The roadbuilding and utility products businesses incurred approximately $1 million higher costs for trade show activity in the current quarter.

Income from operations for the Roadbuilding, Utility Products and Other segment for the three months ended June 30, 2008 increased $5.7 million when compared to the same period in 2007. The increase reflects the items noted above, particularly improved net sales.

As of June 30, 2008, the roadbuilding reporting unit within the Roadbuilding, Utility Products and Other segment did not meet the business performance expectations used in the annual goodwill impairment testing as of October 1, 2007.  The downturn in the U.S. residential housing market and limited funding for U.S. infrastructure projects has negatively impacted the businesses in which this reporting unit operates. We updated our forecast to address the impact of changes in business conditions and performed a goodwill impairment test as of June 30, 2008 for the roadbuilding reporting unit.  The roadbuilding reporting unit passed the test and no impairment charge was recorded.  We will continue to monitor the estimated fair value of the roadbuilding business for purposes of determining whether impairment is evidenced.  The amount of goodwill recorded for the roadbuilding reporting unit as of June 30, 2008 was $39.7 million.

Terex Corporate / Eliminations

	Three Months Ended June 30,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(40.3)	-	$(29.5)	-	(36.6)%
Income (loss) from operations	$(19.0)	47.1%	$(10.2)	34.6%	(86.3)%

Our consolidated results include the elimination of intercompany sales activity among segments. Corporate costs before allocations to the business segments increased, as we continued to invest in Company-wide initiatives, including TMS, marketing programs, the people, systems and support to create leading supply chain management and manufacturing capabilities, and the necessary training to maximize the impact of the Terex Business System. Legal costs also increased in the second quarter of 2008 compared to the prior year period. These initiatives, coupled with infrastructure investments to handle growth in developing markets, contributed to approximately $18 million of costs incurred in the current year. These charges were partially offset by an increase of approximately $9 million in corporate costs allocated to the business segments in 2008 versus the prior year.

Interest Expense, Net of Interest Income

During the three months ended June 30, 2008, our interest expense net of interest income was $19.3 million, or $8.1 million higher than the same period in the prior year. This increase was primarily related to an increase of $704.2 million in our debt balance from June 30, 2007, resulting in higher interest expense, partially offset by increased interest income from higher average cash balances.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended June 30, 2008 was income of $1.5 million, an increase of $3.5 million when compared to the same period in the prior year. This was primarily due to approximately $2 million of higher foreign currency translation gains. Additionally, there was approximately $1 million in non-recurring gains in the current year period.

Income Taxes

During the three months ended June 30, 2008, we recognized income tax expense of $116.8 million on income before income taxes of $353.1 million, an effective rate of 33.1%, as compared to income tax expense of $96.7 million on income before income taxes of $271.3 million, an effective rate of 35.6%, for the three months ended June 30, 2007. The effective tax rate for the three months ended June 30, 2008 was lower than in the prior year period, primarily due the mix of international business and the effect of recently reduced statutory rates in several European countries, which had a positive impact.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Terex Consolidated

	Six Months Ended June 30,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$5,298.6	-	$4,354.9	-	21.7%
Gross profit	$1,165.2	22.0%	$919.1	21.1%	26.8%
SG&A	$538.0	10.2%	$433.9	10.0%	24.0%
Income from operations	$627.2	11.8%	$485.2	11.1%	29.3%

Net sales for the six months ended June 30, 2008 increased $943.7 million when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes contributed approximately $320 million of the net sales increase. Excluding the favorable translation effect of foreign currency exchange rate changes, our Materials Processing & Mining and Cranes segments were the primary drivers of the remaining increase in net sales and, combined, contributed approximately $535 million to the increase, as worldwide infrastructure and commodity needs continued to provide significant demand for our products. Acquisitions contributed approximately $131 million to the increase. We also had moderate net sales growth in the Aerial Work Platforms, Construction and Roadbuilding, Utility Products and Other segments.

Gross profit for the six months ended June 30, 2008 increased $246.1 million when compared to the same period in 2007. The increase in gross profit was driven by the strong sales in the Materials Processing & Mining and Cranes segments, which combined to contribute approximately $218 million of the increase. The Construction segment added approximately $18 million of the gross profit increase. The Aerial Work Platforms and Roadbuilding, Utility Products and Other segments did not provide significant contribution to the increase in gross profit due to increasing costs.

SG&A costs increased for the six months ended June 30, 2008 by $104.1 million when compared to the same period in 2007. The unfavorable translation effect of foreign currency exchange rate changes accounted for approximately $29 million of the SG&A increase. Each segment’s SG&A costs rose due to our continued investment in operational improvement initiatives, including supply chain management, global sales and service capabilities in developing markets, marketing, implementation of TMS, and strategic sourcing initiatives.

Income from operations increased by $142.0 million for the six months ended June 30, 2008 when compared to the same period in 2007. We experienced improvement in operating profit due to higher volume, pricing actions and the favorable translation effect of foreign currency exchange rate changes, partially offset by transactional foreign currency losses and higher SG&A costs.

Terex Aerial Work Platforms

	Six Months Ended June 30,
	2008		2007
	% of Sales			% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,259.3	-	$1,188.0	-	6.0%
Gross profit	$349.3	27.7%	$341.3	28.7%	2.3%
SG&A	$117.4	9.3%	$95.0	8.0%	23.6%
Income from operations	$231.9	18.4%	$246.3	20.7%	(5.8)%

Net sales for the Aerial Work Platforms segment for the six months ended June 30, 2008 increased $71.3 million when compared to the same period in 2007. Approximately $45 million of the increase was due to the favorable translation effect of foreign currency exchange rate changes. The remaining increase was due to increased sales volume, particularly for our boom products in North America, the Middle East, Russia and Eastern Europe.

Gross profit for the six months ended June 30, 2008 increased $8.0 million when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes affected gross profit by approximately $31 million. Additionally, gross profit increased approximately $26 million due to improved volume and the favorable product mix of increased boom product sales and lower telehandler sales. These positive impacts on gross profit were partially offset by approximately $10 million of higher material costs, primarily for steel and iron. Additionally, gross profit was negatively impacted by approximately $27 million compared to the prior year period due to a change in sales mix to high volume customers at lower margins. Transactional foreign currency losses decreased gross profit by approximately $6 million. Higher warranty costs, primarily associated with a retrofit program, also decreased gross profit by approximately $5 million.

SG&A costs for the six months ended June 30, 2008 increased $22.4 million when compared to the same period in 2007. The increase resulted from expansion of our international sales distribution infrastructure, higher marketing costs associated with trade show activities, increased product line management, consulting and engineering costs, which in the aggregate, increased SG&A costs by approximately $12 million. Additionally, corporate cost allocation increased approximately $6 million over the prior year. Approximately $3 million of the increase was due to the unfavorable translation effect of foreign currency exchange rate changes.

Income from operations for the six months ended June 30, 2008 decreased $14.4 million when compared to the same period in 2007. The decrease was due to the items noted above, particularly continued higher material costs and investment in infrastructure.

Terex Construction

	Six Months Ended June 30,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,069.2	-	$910.3	-	17.5%
Gross profit	$140.0	13.1%	$121.9	13.4%	14.8%
SG&A	$119.3	11.2%	$92.1	10.1%	29.5%
Income from operations	$20.7	1.9%	$29.8	3.3%	(30.5)%

Net sales in the Construction segment increased by $158.9 million for the six months ended June 30, 2008 when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes accounted for approximately $74 million of the net sales increase. Acquisitions contributed approximately $89 million to the increase. Net sales were higher by approximately $57 million in the EMEA region, primarily for material handlers, wheel loaders, excavators and rigid frame off-highway trucks. These increases were offset by lower net sales in the Americas of approximately $60 million across most product lines.

Gross profit increased $18.1 million for the six months ended June 30, 2008 when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes added approximately $11 million of the increase. Acquisitions added approximately $12 million of the increase in gross profit. Higher EMEA and parts sales improved gross profit by approximately $23 million. These improvements were partially offset by approximately $12 million for higher material costs, approximately $11 million due to lower net sales in the Americas and elsewhere and approximately increased $5 million due to other items, primarily related to transactional foreign exchange losses.

SG&A costs for the six months ended June 30, 2008 increased $27.2 million when compared to the same period in 2007. Approximately $8 million of the increase was due to the unfavorable translation effect of foreign currency exchange rate changes. Approximately $8 million of the increase was due to acquisitions. We incurred approximately $6 million of higher costs related to selling, engineering and other manufacturing initiatives. Additionally, corporate cost allocation increased approximately $5 million over the prior year period.

Income from operations for the six months ended June 30, 2008 decreased $9.1 million when compared to the same period in 2007, resulting primarily from higher SG&A costs, offset in part by improved sales and the translation effect of foreign currency exchange rate changes.

Terex Cranes

	Six Months Ended June 30,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,442.0	-	$1,045.3	-	38.0%
Gross profit	$325.1	22.5%	$202.6	19.4%	60.5%
SG&A	$112.7	7.8%	$92.8	8.9%	21.4%
Income from operations	$212.4	14.7%	$109.8	10.5%	93.4%

Net sales for the Cranes segment for the six months ended June 30, 2008 increased by $396.7 million when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes on sales contributed approximately $135 million of the net sales increase. Approximately $190 million of the increase resulted from improvement in our product mix due to higher sales of crawler, rough-terrain and tower cranes. Increased pricing added approximately $75 million to the increase. The increase in net sales was partially due to higher unit volume, which accounted for approximately $16 million of the increase. These increases were partially offset by approximately $22 million of lower sales of used cranes in Europe.

Gross profit for the six months ended June 30, 2008 increased by $122.5 million when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes on Euro denominated sales improved gross profit by approximately $33 million from the prior year period. Gross profit increased approximately $75 million from the effect of pricing actions. Higher volume and an advantageous mix of crawler, rough-terrain and tower cranes combined to add approximately $50 million to the increase. These favorable trends were partially offset by higher material and warranty costs of approximately $42 million.

SG&A costs for the six months ended June 30, 2008 increased $19.9 million over the same period in 2007. Approximately $12 million of the increase was due to the unfavorable translation effect of foreign currency exchange rate changes. We also incurred higher selling costs due to increased sales volume and engineering costs for product development, which combined to increase SG&A costs by approximately $6 million. However, as a percentage of sales, our SG&A costs decreased.

Income from operations for the six months ended June 30, 2008 increased $102.6 million over the same period in 2007. Income from operations in the first half of 2008 increased because of the positive translation effect of foreign currency exchange rate changes, higher sales volume and favorable product mix, and the impact of pricing actions.

Terex Materials Processing & Mining

	Six Months Ended June 30,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,245.8	-	$910.9	-	36.8%
Gross profit	$297.6	23.9%	$202.5	22.2%	47.0%
SG&A	$118.3	9.5%	$93.0	10.2%	27.2%
Income from operations	$179.3	14.4%	$109.5	12.0%	63.7%

Net sales in the Materials Processing & Mining segment increased by $334.9 million in the six months ended June 30, 2008 when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes accounted for approximately $63 million of the net sales increase. Approximately $114 million of the increase was due to net sales volume from continued solid demand for our products, particularly crushing and screening products, large mining trucks and excavators. This demand was driven by continued high commodity prices, combined with increased global mining operations, as well as European and Indian demand for crushing and screening products. An increased mix of crushing equipment, including new products in this line, added approximately $57 million to the increase. Pricing actions improved our sales by approximately $31 million. We also had approximately $26 million of higher parts sales in the current year. Approximately $32 million of the increase was attributable to the acquisition of SHM in the fourth quarter of 2007.

Gross profit increased by $95.1 million in the six months ended June 30, 2008 when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes accounted for approximately $18 million of the increase. The increase was also due to the impact of prior pricing actions of approximately $31 million, as well as approximately $68 million from the volume increase in net sales, including parts, and more profitable product mix changes. These increases were offset in part by approximately $10 million in higher costs for service and distribution and approximately $16 million in higher warranty and other costs of sales.

SG&A costs increased by $25.3 million in the six months ended June 30, 2008 when compared to the same period in 2007. The unfavorable translation effect of foreign currency exchange rate changes added approximately $6 million to the increase. The increase in SG&A costs was partially due to approximately $5 million of selling and marketing expenses resulting from continued growth and certain trade show activities. Additionally, we incurred approximately $2 million of higher engineering costs for new product development. Other general and administrative costs increased approximately $12 million due to higher legal expenses, additional staffing to support growth, and higher allocation of corporate costs.

Income from operations for the Materials Processing & Mining segment in the six months ended June 30, 2008 increased $69.8 million from the comparable period in 2007. The increase was a result of the items noted above, particularly higher sales volume and the impact of pricing actions, partially offset by higher SG&A costs associated with the segment’s growth.

Terex Roadbuilding, Utility Products and Other

	Six Months Ended June 30,
	2008		2007
	% of Sales			% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$360.5	-	$347.6	-	3.7%
Gross profit	$55.0	15.3%	$50.2	14.4%	9.6%
SG&A	$45.9	12.7%	$43.7	12.6%	5.0%
Income from operations	$9.1	2.5%	$6.5	1.9%	40.0%

Net sales for the Roadbuilding, Utility Products and Other segment for the six months ended June 30, 2008 increased $12.9 million when compared to the same period in 2007. The increase in net sales was primarily due to increased net sales to the U.S. government of approximately $31 million in the current year. We experienced improved demand for our roadbuilding products in Latin America and Europe, which contributed approximately $18 million to net sales. This was offset by lower demand for concrete mixer trucks and related parts, as well as other mobile roadbuilding products, of approximately $33 million, resulting from the downturn in North American residential construction markets. Our utility products business experienced slightly improved net sales of approximately $6 million, primarily due to higher used equipment sales. The improvement was partially offset by approximately $3 million due to fewer shipments and unfavorable product mix. Net sales in the prior year included approximately $10 million for activities related to our re-rental fleet, which was wound down in the prior year, and is included within this segment.

Gross profit for the six months ended June 30, 2008 increased $4.8 million when compared to the same period in 2007. Gross profit in the prior year was negatively impacted by approximately $3 million for costs related to the wind-down of our re-rental fleet. Higher sales in our utility products business increased gross profit by approximately $1 million. Gross profit in the roadbuilding business was essentially flat over the prior year.

SG&A costs for the six months ended June 30, 2008 increased $2.2 million when compared to the same period in 2007. The increase was due to approximately $2 million for investment in the administrative support functions in the TFS operation within this segment. The roadbuilding business also incurred slightly higher costs for trade show activity in the current year period.

Income from operations for the Roadbuilding, Utility Products and Other segment for the six months ended June 30, 2008 increased $2.6 million when compared to the same period in 2007. The increase reflects the items noted above, particularly the negative impact in the prior year related to the wind-down of our re-rental fleet.

As of June 30, 2008, the roadbuilding reporting unit within the Roadbuilding, Utility Products and Other segment did not meet the business performance expectations used in the annual goodwill impairment testing as of October 1, 2007.  The downturn in the U.S. residential housing market and limited funding for U.S. infrastructure projects has negatively impacted the businesses in which this reporting unit operates. We updated our forecast to address the impact of changes in business conditions and performed a goodwill impairment test as of June 30, 2008 for the roadbuilding reporting unit.  The roadbuilding reporting unit passed the test and no impairment charge was recorded.  We will continue to monitor the estimated fair value of the roadbuilding business for purposes of determining whether impairment is evidenced.  The amount of goodwill recorded for the roadbuilding reporting unit as of June 30, 2008 was $39.7 million.

Terex Corporate / Eliminations

	Six Months Ended June 30,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(78.2)	-	$(47.2)	-	(65.7)%
Income (loss) from operations	$(26.2)	33.5%	$(16.7)	35.4%	(56.9)%

Our consolidated results include the elimination of intercompany sales activity among segments. Corporate costs before allocations to the business segments increased, as we continued to invest in Company-wide initiatives, including TMS, marketing programs, the people, systems and support to create leading supply chain management and manufacturing capabilities, and the necessary training to maximize the impact of the Terex Business System. Legal costs also increased in the first half of 2008 compared to the prior year period. These initiatives, coupled with infrastructure investments to handle growth in developing markets, contributed to approximately $28 million of costs incurred in the current year. These charges were partially offset by an increase of approximately $18 million in corporate costs allocated to the business segments in 2008 versus the prior year.

Interest Expense, Net of Interest Income

During the six months ended June 30, 2008, our interest expense net of interest income was $35.7 million, or $13.7 million higher than the comparable period in the prior year. This increase was primarily related to an increase of $704.2 million in our debt balance from June 30, 2007, resulting in higher interest expense, partially offset by increased interest income from higher average cash balances.

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

Other Income (Expense) – Net

Other income (expense) – net for the six months ended June 30, 2008 was income of $8.1 million, an increase of $5.5 million when compared to the same period in the prior year. This was primarily due to approximately $8 million of higher foreign currency translation gains. Additionally, there was approximately $3 million in non-recurring gains in the prior year period.

Income Taxes

During the six months ended June 30, 2008, we recognized income tax expense of $200.0 million on income before income taxes of $599.6 million, an effective rate of 33.4%, as compared to income tax expense of $164.9 million on income before income taxes of $453.3 million, an effective rate of 36.4%, for the six months ended June 30, 2007. The effective tax rate for the six months ended June 30, 2008 was lower than in the prior year period primarily due to the mix of international business, the effect of recently reduced statutory rates in several European countries, which had a positive impact in 2008. Additionally, the tax effect of a repayment of an intercompany loan in the first quarter of 2007 had a negative impact in the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets. We believe that cash generated from operations, together with access to our bank credit facilities and cash on hand, provide adequate liquidity to meet our operating and debt service requirements. We had cash and cash equivalents of $590.0 million at June 30, 2008. In addition, we had $592.4 million available for borrowing under our revolving credit facilities at June 30, 2008.

Generating cash from operations depends primarily on our ability to earn net income through the sales of our products and to manage our investment in working capital. We continue to focus on collecting receivables in a timely manner. Consistent with past practice, each quarter we sell receivables to various third party financial institutions through several pre-arranged facilities. During the second quarter of 2008 and 2007, we sold, without recourse, accounts receivable approximating 7% and 11%, respectively, of our second quarter net sales, to provide additional liquidity. The discontinuance of these facilities could reduce our liquidity.

We are focused on increasing inventory turns by sharing, throughout our Company, many of the best practices and lean manufacturing processes that several of our business units have implemented successfully. We continue to experience challenges with supply chain capacities and deliveries. Despite high current levels of inventory, substantial effort has gone into reviewing and improving our materials planning and forecasting methods. We expect these initiatives to reduce the level of inventory needed to support our business and allow us to reduce our manufacturing lead times, thereby reducing our working capital requirements.

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

The interest rates charged under our bank credit facilities are subject to adjustment based on our consolidated leverage ratio. We had no outstanding borrowings under our revolver at June 30, 2008 or December 31, 2007. The weighted average interest rate on the term loans under the bank credit facilities was 4.55% and 6.58% at June 30, 2008 and December 31, 2007, respectively.

We anticipate that acquisitions will be a part of our growth strategy, and with the recent volatility in the financial markets, we are positioned to take advantage of opportunities as they arise. We intend to use a portion of our liquidity to target acquisitions and fund internal expansion activities, including capital expenditures. On February 26, 2008, we acquired ASV for an aggregate purchase price of approximately $457 million, net of cash acquired.

We have also positioned ourselves to repurchase some of our outstanding common stock as conditions warrant. In December 2006, our Board of Directors authorized the repurchase of up to $200 million of our outstanding common shares through June 30, 2008. In December 2007, our Board of Directors increased the share repurchase program by $500 million, bringing the total amount that may be repurchased under the program to $700 million, and extended the expiration date for the program through June 30, 2009. In July 2008, our Board of Directors increased the share repurchase program by $500 million, bringing the total amount that may be repurchased under the program to $1.2 billion. The expiration date for the program remains June 30, 2009. During the six months ended June 30, 2008, we repurchased 3.2 million shares for $195.5 million under this program. The Condensed Consolidated Statement of Cash Flows for this period showed $135.6 million for share repurchases. The $59.9 million difference between the Condensed Consolidated Statement of Cash Flows and the amount disclosed relates to cash settlement of share repurchases subsequent to June 30, 2008. In total, we have repurchased 5.5 million shares for approximately $362 million through June 30, 2008, under this program.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix without substantially increasing risk.

Our ability to access the capital markets to raise funds through the sale of equity or debt securities, is subject to various factors, some specific to us, and others related to general economic and/or financial market conditions. These include results of operations, projected operating results for future periods and debt to equity leverage. In July 2007, we filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) to allow for easier access to the capital markets. Our ability to access the capital markets is also subject to our timely filing of periodic reports with the SEC. In addition, the terms of our bank credit facility and senior subordinated notes restrict our ability to make further borrowings and to sell substantial portions of our assets.

Cash Flows

Cash used in operations for the six months ended June 30, 2008 totaled $56.1 million, compared to cash used in operations of $89.0 million for the six months ended June 30, 2007. This decrease in the use of cash resulted primarily from approximately $111 million higher net income which was partially offset by a higher use of cash for inventory of approximately $73 million in preparation for anticipated sales in the second half of the year. Cash usage in the first half of 2008 was consistent with that of prior years, and we expect cash flow will continue to closely reflect that of 2007.

Cash used in investing activities for the six months ended June 30, 2008 was $539.1 million, or $504.8 million more than cash used in investing activities for the six months ended June 30, 2007, primarily due to the acquisition of ASV as well as higher capital expenditures partially supporting capacity expansion.

We used cash for financing activities of $127.3 million for the six months ended June 30, 2008, compared to cash used in financing activities for the six months ended June 30, 2007 of $113.6 million. We used $110.9 million more cash during the first half of 2008 than in 2007 to purchase shares of our common stock pursuant to our $1,200 million share repurchase program. Additionally, in the six months ended June 30, 2007, we redeemed $200 million principal amount of the 9-1/4% Notes, offset by approximately $84 million of net borrowings under our credit facilities for the same period.

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

As of June 30, 2008, our maximum exposure to such credit guarantees was $240.0 million, including total credit guarantees issued by Terex Demag, part of our Cranes segment, and Genie, part of our Aerial Work Platforms segment, of $153.8 million and $44.7 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

We issue, from time to time, residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. As described in Note O – “Litigations and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $43.8 million at June 30, 2008. The risk to us associated with these guarantees is mitigated because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of June 30, 2008, our maximum exposure pursuant to buyback guarantees was $139.3 million. The risk to us for these guarantees is mitigated because the timing of the buybacks is staggered and we leverage our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Condensed Consolidated Balance Sheet of approximately $20 and $19 million for the estimated fair value of all guarantees provided as of June 30, 2008 and December 31, 2007, respectively.

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

As of June 30, 2008, TFSH had total assets of $650.6 million, consisting primarily of financing receivables and lease related equipment, and total liabilities of $592.2 million, consisting primarily of debt issued by the joint venture partner. Prior to March 31, 2006, we provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of June 30, 2008, the maximum exposure to loss under these guarantees was $18 million. Additionally, we are required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in our reimbursement to TFSH of losses to the extent of our ownership percentage.

Sale-Leaseback Transactions

Our rental business generally rents equipment to customers on a month-to-month basis with an average rental period of four to five months. To better match cash outflows in the rental business to cash inflows from customers, we finance the equipment through a series of sale-leasebacks classified as operating leases. The leaseback period is typically 60 months in duration. At June 30, 2008, the historical cost of equipment being leased back from the financing companies was approximately $33 million and the minimum lease payments for the remainder of 2008 will be approximately $3 million.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which we do business are the Euro and British Pound. We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At June 30, 2008, we had foreign exchange contracts with a notional value of $1,619.9 million.

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

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over LIBOR. At June 30, 2008, the floating rate was 5.49%. In a prior year, we entered into an interest rate agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of our 7-3/8% Senior Subordinated Notes. To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million. We recorded this loss as an adjustment to the carrying value of the hedged debt and are amortizing it through the debt maturity date.

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

As disclosed in our prior filings, the SEC has been conducting a private investigation with respect to our accounting. We received a copy of a written order of this private investigation from the SEC on February 1, 2006, and we have been cooperating with the SEC and furnishing the SEC staff with information needed to complete their investigation.

As disclosed in our prior filings, we have received subpoenas and requests for information from the SEC and the U.S. Attorney’s office commencing on May 9, 2005 with respect to a matter entitled “In the Matter of United Rentals, Inc.” The requested information generally relates to four transactions involving us and our subsidiaries, on the one hand, and United Rentals, on the other, in 2000 and 2001. We have been cooperating with the requests of the SEC and the U.S. Attorney in this matter.

As disclosed in our prior filings, commencing on November 2, 2006, we have received subpoenas from the United States Department of Justice, Antitrust Division (“DOJ”) with respect to its investigation into pricing practices in the rock crushing and screening equipment industry.  We have been cooperating with the DOJ in this investigation.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have not elected to apply this provision to our existing financial instruments as of June 30, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. SFAS No. 161 is intended to improve financial reporting by requiring transparency about the nature, purpose, location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. We are currently evaluating the effects that SFAS No. 161 may have, if any, on our financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”).  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP No. 142-3 is effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008.  Early adoption is prohibited.  We are currently evaluating the effects, if any, that FSP No. 142-3 may have on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS No. 162 is similar to the definition in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS No. 69”). SFAS No. 162 is effective 60 days following the United States Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 will not have a material effect on our financial statements because we have utilized the guidance within SAS No. 69.

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

At June 30, 2008, we performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by an additional 10% to amounts already incorporated in the financial statements for the six months ended June 30, 2008, would have had a translation effect of foreign currency exchange rate changes that would have changed our operating income by approximately $16 million in 2008.

We assess foreign currency risk based on transactional cash flows and identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures. At June 30, 2008, we had foreign exchange contracts with a notional value of $1,619.9 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a liability of $0.5 million at June 30, 2008. On a mid to long-term basis, we are considering changes in our manufacturing locations to target closer alignment with our customers, which would also help mitigate our exposure to currency fluctuations.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an on-going balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary. At June 30, 2008, approximately 47% of our debt was floating rate debt and the weighted average interest rate for all debt was approximately 6.56%.

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

At June 30, 2008, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at June 30, 2008 would have increased interest expense by approximately $2 million in the six months ended June 30, 2008.

Commodities Risk

Principal materials and components that we use in our various manufacturing processes include steel, castings, engines, tires, hydraulic cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our performance. As our manufacturing volume has increased, our need for these commodities and manufactured components also has increased, which in turn has created pressure on our existing supplier base to deliver us materials and components on a timely basis and in sufficient amounts when requested. This supply constraint has been exacerbated as a result of higher global demand for the same materials caused by recovering end-markets in some of our product areas and by higher consumption from developing economies such as China. The inability of suppliers to deliver materials and components promptly has resulted, and could result, in production delays and increased costs to manufacture our products. Some of the necessary materials and components for which we have experienced supply constraints over the recent past include large off-highway tires, steel and steel products, bearings, gearboxes, hydraulic components and various fabricated weldments. Furthermore, as demand for these materials and components has increased, we have experienced increased costs to obtain them.

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. Current and potential suppliers are evaluated on a regular basis on their ability to meet our requirements and standards. We actively manage our material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability. To address some of the recent supply constraints we have experienced, for example, we designed and implemented plans to mitigate their impact by using alternate suppliers, leveraging our overall purchasing volumes to obtain favorable quantities and costs, and increasing the price of our products. We continue to search for acceptable alternative supply sources and less expensive supply options on a regular basis. One key Terex Business System initiative has been developing and implementing world-class capability in supply chain management, logistics and global purchasing. We are focusing on gaining efficiencies with suppliers based on our global purchasing power and resources.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2008, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2008.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In June 2008, we implemented an integrated suite of enterprise software at our first business in a multi-year global implementation program. The implementation has involved changes to certain processes and related internal controls over financial reporting. We have reviewed the system and the controls affected and made appropriate changes as necessary.

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

There have been no material changes in the quarterly period ended June 30, 2008 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table provides information about our purchases during the quarter ended June 30, 2008 of our common stock that is registered by us pursuant to the Exchange Act.
	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2) (3)

April 1, 2008 - April 30, 2008	439,900		$67.87	439,900	$451,720

May 1, 2008 - May 31, 2008	241,230	(1)	$71.88	235,648	$434,785

June 1, 2008 - June 30, 2008	1,721,730		$56.24	1,721,730	$337,957

Total	2,402,860		$59.94	2,397,278	$337,957

(1)	In May 2008, the Company accepted 5,582 shares of our common stock from a former employee of the Company as payment of option exercise prices.

(2)

In December 2006, our Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares through June 30, 2008. In December 2007, our Board of Directors increased the authorization for repurchase of the Company’s outstanding common shares by $500 million for a total at that time of $700 million. The program was also extended to allow for repurchases through June 30, 2009.

(3)

In July 2008, our Board of Directors increased the share repurchase program by $500 million, bringing the total amount that may be repurchased under the program to $1,200 million. The expiration date for the program remains June 30, 2009.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4	Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held May 15, 2008, Terex stockholders holding a majority of the shares of Common Stock outstanding as of the close of business on March 18, 2008 voted on the two proposals included in the Company’s proxy statement as follows:

	For	Withheld

Proposal 1: To elect eleven directors to hold office for one year or until their successors are duly elected and qualified:
Ronald M. DeFeo	88,762,480	1,313,515
G. Chris Andersen	88,567,538	1,508,457
Paula H. J. Cholmondeley	75,210,478	14,865,517
Don DeFosset	89,273,666	802,329
William H. Fike	88,576,285	1,499,710
Thomas J. Hansen	89,255,062	820,933
Dr. Donald P. Jacobs	89,206,678	869,317
David A. Sachs	88,581,567	1,494,428
Oren G. Shaffer	89,260,914	815,081
David C. Wang	89,252,442	823,553
Helge H. Wehmeier	89,287,559	788,436

	For	Against	Abstentions

Proposal 2: To ratify the selection of PricewaterhouseCoopers LLP as independent registered public accounting firm for the Company for 2008	88,160,212	1,200,404	715,378

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEREX CORPORATION
(Registrant)

Date: August 1, 2008	/s/ Phillip C. Widman
Phillip C. Widman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 1, 2008	/s/ Jonathan D. Carter
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

4.4

Supplemental Indenture, dated November 13, 2007, between Terex Corporation and HSBC Bank USA, National Association relating to 8% Senior Subordinated Notes due 2017 (incorporated by reference to Exhibit 4.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated November 13, 2007 and filed with the Commission on December 14, 2007).

4.5	Supplemental Indenture, dated June 25, 2008, between Terex Corporation and HSBC Bank USA, National Association relating to 7-3/8% Senior Subordinated Notes due 2014. *
10.1	1994 Terex Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Form 10-K for the year ended December 31, 1994 of Terex Corporation, Commission File No. 1-10702).
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

10.21	Supplement No. 1, dated June 25, 2008, to the Guarantee and Collateral Agreement dated July 14, 2006 among Terex Corporation, certain of its subsidiaries and Credit Suisse, as Collateral Agent. *
10.22

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

10.23

Employment and Compensation Agreement, dated as of July 1, 2005, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated July 1, 2005 and filed with the Commission on July 7, 2005).

10.24

Summary of certain terms of the Employment and Compensation Agreement, dated as of July 1, 2005, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to the Form 8-K Current Report, Commission File No. 1-10702, dated March 6, 2007 and filed with the Commission on March 8, 2007).

10.25

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

10.28

Employment Letter dated as of November 8, 2006 between Terex Corporation and Thomas J. Riordan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated November 13, 2006 and filed with the Commission on November 13, 2006).

10.29

Employment Memo dated March 6, 2008, between Terex Corporation and Steve Filipov (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated July 14, 2008 and filed with the Commission on July 17, 2008).

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