Form 10-Q
period 2008-09-30
TEREX CORP
filed 2008-11-03
CIK 97216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

F O R M 10 – Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Number of outstanding shares of common stock: 94.9 million as of October 31, 2008.

The Exhibit Index begins on page 53.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation (“Terex” or the “Company”) generally speaks as of September 30, 2008 unless specifically noted otherwise, and includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned) which were guarantors on September 30, 2008 (the “Guarantors”) of the Company’s 7-3/8% Senior Subordinated Notes due 2014. See Note Q – “Consolidating Financial Statements” to the Company’s September 30, 2008 Condensed Consolidated Financial Statements included in this Quarterly Report.

Guarantor	State or other jurisdiction of incorporation or organization	I.R.S. employer identification number
Amida Industries, Inc.	South Carolina	57-0531390
A.S.V., Inc.	Minnesota	41-1459569
CMI Terex Corporation	Oklahoma	73-0519810
Duvalpilot Equipment Outfitters, LLC	Florida	22-3886719
Genie Financial Services, Inc.	Washington	91-1712115
Genie Holdings, Inc.	Washington	91-1666966
Genie Industries, Inc.	Washington	91-0815489
Genie International, Inc.	Washington	91-1975116
Genie Manufacturing, Inc.	Washington	91-1499412
GFS National, Inc.	Washington	91-1959375
Halco America Inc.	Georgia	58-1851191
Hydra Platforms Mfg. Inc.	North Carolina	56-1714789
Koehring Cranes, Inc.	Delaware	06-1423888
Loegering Mfg. Inc.	North Dakota	45-0310755
Powerscreen Holdings USA Inc.	Delaware	61-1265609
Powerscreen International LLC	Delaware	61-1340898
Powerscreen North America Inc.	Delaware	61-1340891
Powerscreen USA, LLC	Kentucky	31-1515625
Powerscreen USC Inc.	Delaware	23-2846987
PPM Cranes, Inc.	Delaware	39-1611683
Schaeff Incorporated	Iowa	42-1097891
Schaeff of North America, Inc.	Delaware	75-2852436
Spinnaker Insurance Company	Vermont	03-0372517
Superior Highwall Holding, Inc.	Delaware	20-4694546
Superior Highwall Miners, Inc.	Delaware	20-4694797
Terex Advance Mixer, Inc.	Delaware	06-1444818
Terex Aerials, Inc.	Wisconsin	39-1028686
Terex Cranes, Inc.	Delaware	06-1513089
Terex Cranes Wilmington, Inc.	North Carolina	56-1570091
Terex Financial Services, Inc.	Delaware	45-0497096
Terex Mexico, LLC	Delaware	81-0586645
Terex Mining Equipment, Inc.	Delaware	06-1503634
Terex USA, LLC	Delaware	75-3262430
Terex Utilities, Inc.	Oregon	93-0557703
Terex-RO Corporation	Kansas	44-0565380
Terex-Telelect, Inc.	Delaware	41-1603748

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Uncertainties.” In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words “may,” “expects,” “intends,” “anticipates,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

•	Our business is cyclical and weak general economic conditions may affect the sales of our products and financial results;
•	our business is sensitive to fluctuations in interest rates and government spending;
•	our business is very competitive and may be affected by our cost structure, pricing, product initiatives and other actions taken by competitors;
•	a material disruption to one of our significant facilities;
•	our retention of key management personnel;
•	the financial condition of suppliers and customers, and their continued access to capital;
•	our continued access to capital and ability to obtain parts and components from suppliers on a timely basis at competitive prices;
•	our ability to timely manufacture and deliver products to customers;
•	the need to comply with restrictive covenants contained in our debt agreements;
•	our ability to access the capital markets to raise funds and provide liquidity;
•	our business is global and subject to changes in exchange rates between currencies, as well as international politics, particularly in developing markets;
•	the effects of changes in laws and regulations;
•	possible work stoppages and other labor matters;
•	compliance with applicable environmental laws and regulations;
•	product liability claims and other liabilities arising out of our business;
•	investigations by the Securities and Exchange Commission and the Department of Justice;
•	our implementation of a global enterprise system and its performance;
•	our ability to successfully integrate acquired businesses; and
•	other factors.

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

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(unaudited)

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	$2,514.6	$2,196.5	$7,813.2	$6,551.4
Cost of goods sold	(2,068.4)	(1,732.2)	(6,201.8)	(5,168.0)
Gross profit	446.2	464.3	1,611.4	1,383.4
Selling, general and administrative expenses	(279.0)	(228.0)	(817.0)	(661.9)
Income from operations	167.2	236.3	794.4	721.5
Other income (expense)
Interest income	4.4	4.5	18.5	11.4
Interest expense	(26.4)	(14.6)	(76.2)	(43.5)
Loss on early extinguishment of debt	-	-	-	(12.5)
Other income (expense) – net	(6.5)	3.8	1.6	6.4
Income before income taxes	138.7	230.0	738.3	683.3
Provision for income taxes	(44.9)	(78.5)	(244.9)	(243.4)
Net income	$93.8	$151.5	$493.4	$439.9
PER COMMON SHARE:
Basic	$0.98	$1.48	$4.97	$4.29

Diluted	$0.96	$1.45	$4.89	$4.20

Weighted average number of shares outstanding in per share calculation
Basic	96.1	102.6	99.2	102.5
Diluted	98.1	104.6	101.0	104.7

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

(in millions, except par value)

September 30, 2008		December 31, 2007

Assets
Current assets
Cash and cash equivalents	$487.9	$1,272.4
Trade receivables (net of allowance of $67.3 and $62.5 at September 30, 2008 and December 31, 2007, respectively)	1,300.8	1,195.8
Inventories	2,449.3	1,934.3
Deferred taxes	147.2	166.3
Other current assets	218.0	208.1
Total current assets	4,603.2	4,776.9
Non-current assets
Property, plant and equipment - net	485.0	419.4
Goodwill	950.4	699.0
Deferred taxes	87.9	143.1
Other assets	359.6	277.9

Total assets	$6,486.1	$6,316.3
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$35.0	$32.5
Trade accounts payable	1,219.9	1,212.9
Accrued compensation and benefits	185.1	194.8
Accrued warranties and product liability	148.2	132.0
Customer advances	139.6	181.8
Other current liabilities	446.7	421.3
Total current liabilities	2,174.5	2,175.3
Non-current liabilities
Long-term debt, less current portion	1,533.2	1,319.5
Retirement plans and other	475.5	478.3
Total liabilities	4,183.2	3,973.1
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 107.0 and 106.2 shares at September 30, 2008 and December 31, 2007, respectively	1.1	1.1
Additional paid-in capital	1,037.1	1,004.1
Retained earnings	1,778.1	1,284.7
Accumulated other comprehensive income	86.5	256.6
Less cost of shares of common stock in treasury – 13.1 and 5.9 shares at September 30, 2008 and December 31, 2007, respectively	(599.9)	(203.3)
Total stockholders’ equity	2,302.9	2,343.2

Total liabilities and stockholders’ equity	$6,486.1	$6,316.3

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in millions)

	Nine Months Ended September 30,
	2008	2007
Operating Activities
Net income	$493.4	$439.9
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	56.2	46.9
Amortization	17.7	7.3
Deferred taxes	23.7	(3.3)
Loss on early extinguishment of debt	-	3.2
Gain on sale of assets	(1.8)	(5.7)
Stock-based compensation	46.5	49.1
Excess tax benefit from stock-based compensation	(7.2)	(20.3)
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(122.1)	(185.6)
Inventories	(530.1)	(454.9)
Trade accounts payable	42.6	97.4
Accrued compensation and benefits	(30.3)	(16.6)
Income taxes payable	50.4	18.4
Accrued warranties and product liability	22.4	10.0
Customer advances	(33.9)	50.7
Other, net	(62.6)	(71.0)
Net cash used in operating activities	(35.1)	(34.5)
Investing Activities
Acquisition of businesses, net of cash acquired	(478.1)	-
Capital expenditures	(91.6)	(73.7)
Investments in and advances to affiliates	-	(0.9)
Proceeds from sale of assets	20.4	12.1
Net cash used in investing activities	(549.3)	(62.5)
Financing Activities
Principal repayments of long-term debt	-	(200.0)
Excess tax benefit from stock-based compensation	7.2	20.3
Proceeds from stock options exercised	2.3	9.4
Net borrowings under revolving line of credit agreements	204.6	137.6
Share repurchases	(395.5)	(71.6)
Other, net	(1.5)	4.6
Net cash used in financing activities	(182.9)	(99.7)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(17.2)	36.6
Net Decrease in Cash and Cash Equivalents	(784.5)	(160.1)
Cash and Cash Equivalents at Beginning of Period	1,272.4	676.7
Cash and Cash Equivalents at End of Period	$487.9	$516.6

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

(dollar amounts in millions, unless otherwise noted, except per share amounts)

NOTE A - BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2007 has been derived from the audited Consolidated Balance Sheet as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Condensed Consolidated Financial Statements include the accounts of Terex Corporation, its majority-owned subsidiaries and other controlled subsidiaries (collectively “Terex” or the “Company”). The Company consolidates all majority-owned and controlled subsidiaries, applies the equity method of accounting for investments in which the Company is able to exercise significant influence, and applies the cost method for all other investments. All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

Cash and cash equivalents at September 30, 2008 and December 31, 2007 include $9.4 and $3.7, respectively, which was not immediately available for use. These consist primarily of cash balances held in escrow for payments made to the Company and to secure various obligations of the Company.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company has not elected to apply this provision to its existing financial instruments as of September 30, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141R retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141R changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is prohibited. The effects of SFAS No. 141R will depend on any future acquisitions the Company may complete.

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

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical customer review. The Company reviews its allowance for doubtful accounts at least quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines that the receivable will not be recovered. The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note O - “Litigation and Contingencies.” Substantially all receivables were trade receivables at September 30, 2008 and December 31, 2007.

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

The following table summarizes the changes in the consolidated product warranty liability:

Nine Months Ended September 30, 2008
Balance at beginning of period	$145.4
Accruals for warranties issued during the period	136.0
Changes in estimates	7.3
Settlements during the period	(118.1)
Foreign exchange effect/other	(2.7)
Balance at end of period	$167.9

During the quarter ended September 30, 2008, the Company recorded a pre-tax charge of $15.0 for a crane repair program, for which the corresponding liability is recorded in the product warranty liability amounts presented above. The Company has recorded its best estimate of the cost of the crane repair program based upon all of the information available to the Company at this time. The ultimate cost of the program could result in changes to this estimate in future reporting periods as the repair program is implemented.

NOTE B - BUSINESS SEGMENT INFORMATION

Terex is a diversified global manufacturer of capital equipment focused on delivering reliable, customer relevant solutions for the construction, infrastructure, quarrying, surface mining, shipping, transportation, power and energy industries. The Company operates in five reportable segments: (i) Terex Aerial Work Platforms, (ii) Terex Construction, (iii) Terex Cranes, (iv) Terex Materials Processing & Mining, and (v) Terex Roadbuilding, Utility Products and Other.

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

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items that have not been allocated to the segments, for the three and nine months ended September 30, 2008 and 2007. Business segment information is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Sales
Aerial Work Platforms	$513.5	$563.9	$1,772.8	$1,751.9
Construction	474.2	452.1	1,543.4	1,362.4
Cranes	717.4	526.6	2,159.4	1,571.9
Materials Processing & Mining	662.0	527.8	1,907.8	1,438.7
Roadbuilding, Utility Products and Other	175.3	148.9	535.8	496.5
Eliminations/Corporate	(27.8)	(22.8)	(106.0)	(70.0)
Total	$2,514.6	$2,196.5	$7,813.2	$6,551.4

Income from Operations
Aerial Work Platforms	$21.3	$112.2	$253.2	$358.5
Construction	(28.4)	13.8	(7.7)	43.6
Cranes	88.2	63.2	300.6	173.0
Materials Processing & Mining	91.4	59.8	270.7	169.3
Roadbuilding, Utility Products and Other	4.2	(2.5)	13.3	4.0
Eliminations/Corporate	(9.5)	(10.2)	(35.7)	(26.9)
Total	$167.2	$236.3	$794.4	$721.5

	September 30, 2008	December 31, 2007
Identifiable Assets
Aerial Work Platforms	$953.3	$894.5
Construction	1,960.6	1,559.1
Cranes	1,740.9	1,597.7
Materials Processing & Mining	2,467.3	2,243.6
Roadbuilding, Utility Products and Other	450.3	436.4
Eliminations/Corporate	(1,086.3)	(415.0)
Total	$6,486.1	$6,316.3

NOTE C - INCOME TAXES

The effective tax rate for the three months ended September 30, 2008 was 32.4%, as compared to an effective rate of 34.1% for the three months ended September 30, 2007. The effective tax rate for the nine months ended September 30, 2008 was 33.2%, as compared to an effective rate of 35.6% for the nine months ended September 30, 2007. The effective tax rate for the three and nine months ended September 30, 2008 was lower than the prior year period primarily due to the mix of domestic and international business and the effect of reduced statutory rates in several European countries, which had a positive impact in 2008. Additionally, the tax effect of a repayment of an intercompany loan in the first quarter of 2007 had a negative impact in the nine months ended September 30, 2007.

In the first quarter of 2008, the Company released a tax reserve related to its method of deducting certain compensation expenses for tax purposes as a result of the Company having filed an application with a tax authority to change its income tax accounting method. Upon filing the application, the tax position became highly certain, thereby requiring the release of the reserve. The release of the reserve resulted in a $15.2 reduction in the Company’s total gross uncertain tax positions and reduced tax expense by $0.5 for the nine months ended September 30, 2008.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Germany, Italy, the United Kingdom and the U.S. The Company or certain of its subsidiaries are currently under audit in Germany, the United Kingdom and the U.S. It is reasonably possible that some of these audits may be completed during the next 12 months. While the amount of uncertain tax benefits with respect to these audits may change within the 12 month period, it is not anticipated that any of the changes will be material. With few exceptions, which include net operating loss carry forwards in the U.S. and Australia, the Company and its subsidiaries are generally no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years before 1999.

NOTE D - EARNINGS PER SHARE

	Three Months Ended September 30, (in millions, except per share data)		Nine Months Ended September 30, (in millions, except per share data)
	2008	2007	2008	2007

Net income	$93.8	$151.5	$493.4	$439.9

Basic Shares:
Weighted average shares outstanding	96.1	102.6	99.2	102.5

Earnings per share - basic:	$0.98	$1.48	$4.97	$4.29

Diluted shares:
Weighted average shares outstanding	96.1	102.6	99.2	102.5
Effect of dilutive securities:
Stock options and restricted stock awards	2.0	2.0	1.8	2.2

Diluted weighted average shares outstanding	98.1	104.6	101.0	104.7

Earnings per share - diluted:	$0.96	$1.45	$4.89	$4.20

Weighted average restricted stock awards of 1.3 million and 174 thousand were outstanding during the three months ended September 30, 2008 and 2007 respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or because performance targets were not yet achieved for awards contingent upon performance.  Weighted average restricted stock awards of 240 thousand and 142 thousand were outstanding during the nine months ended September 30, 2008 and 2007, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or because performance targets were not yet achieved for awards contingent upon performance. Weighted average options to purchase 241 thousand and 28 thousand shares of Common Stock were outstanding during the three and nine months ended September 30, 2008, but were not included in the computation of diluted shares as the exercise price of these awards exceeded the average market price for the period and the effect would have been anti-dilutive. There were no options to purchase shares of Common Stock outstanding during the three and nine months ended September 30,

2007 that were not included in the computation of diluted shares. SFAS No. 128, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

NOTE E - INVENTORIES

Inventories consist of the following:

	September 30, 2008	December 31, 2007
Finished equipment	$777.1	$638.2
Replacement parts	418.5	368.7
Work-in-process	479.1	337.9
Raw materials and supplies	774.6	589.5
Inventories	$2,449.3	$1,934.3

Reserves for excess and obsolete inventory were $119.6 and $105.5 at September 30, 2008 and December 31, 2007, respectively.

NOTE F - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30, 2008	December 31, 2007
Property	$55.8	$56.0
Plant	220.9	197.8
Equipment	523.4	451.0
	800.1	704.8
Less: Accumulated depreciation	(315.1)	(285.4)
Property, plant and equipment - net	$485.0	$419.4

NOTE G - EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from the leasing of the Company’s products to customers. Initial noncancellable lease terms typically range up to 84 months. The net book value of equipment subject to operating leases was approximately $80 and $73 at September 30, 2008 and December 31, 2007, respectively (net of accumulated depreciation of approximately $34 and $35, respectively), and is included within Other assets in the Company’s Condensed Consolidated Balance Sheet. The equipment is depreciated on the straight-line basis over the shorter of the estimated useful life or the estimated amortization period of any borrowings secured by the asset to its estimated salvage value.

NOTE H - ACQUISITIONS

2008 Acquisitions

On August 11, 2008, the Company announced that it had reached a definitive agreement to acquire the port equipment businesses of Fantuzzi Industries S.a.r.l. (“Fantuzzi”) for total consideration of approximately €215 million. Fantuzzi designs, manufactures and services port equipment, with factories in Italy, Germany and China, as well as sales and service branches around the world. The transaction is subject to customary closing conditions, including regulatory approval, and is anticipated to close in the fourth quarter of 2008. The results of Fantuzzi will be included in the Cranes segment from the date of acquisition.

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

Although the acquisition of ASV was not material to the Company, given the relative significance of the goodwill recorded, the following table provides information summarizing the fair values of the assets acquired and liabilities assumed at February 26, 2008, the date of acquisition:

Current assets	$164
Property, plant and equipment – net	31
Intangible assets	106
Goodwill	254
Other assets	8
Total assets acquired	563
Current liabilities	21
Non-current liabilities	38
Total liabilities assumed	59
Net assets acquired	$504

Of the approximately $106 of acquired intangible assets, approximately $74 was assigned to customer relationships with useful lives of 10-15 years, approximately $30 to patents with useful lives of 10-19 years and approximately $2 was assigned to trademarks and trade names with useful lives of 5 years.

Goodwill of $295 was initially recognized on the date of acquisition and purchase accounting adjustments of $41 were recorded through September 30, 2008, primarily related to adjustments to customer relationships, patents and deferred taxes. Goodwill of approximately $254 represented the excess of the purchase price over the fair values of net assets acquired. None of the goodwill assigned to ASV is expected to be deductible for tax purposes.

The Company also completed smaller acquisitions during 2008 in the Aerial Work Platforms and Roadbuilding, Utility Products and Other segments that, taken together, had an aggregate purchase price of less than $30. These acquisitions did not have a material impact on the Company’s financial results either individually or in the aggregate.

2007 Acquisitions

On November 6, 2007, the Company acquired SHM, headquartered in Beckley, West Virginia, a leading manufacturer of highwall mining equipment for use in trench mining, open pit mining, contour mining and auger hole mining applications. The total consideration for the transaction was approximately $146 in cash. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the acquisition date. Goodwill of approximately $71 was recorded, which represented the excess of the purchase price over the fair values of net assets acquired. Goodwill of $55 was initially recognized on the date of acquisition and purchase accounting adjustments of $16 were recorded during the nine-month period ended September 30, 2008, primarily related to adjustments to customer relationships and deferred taxes. Approximately $25 of the goodwill assigned to SHM is expected to be deductible for tax purposes. The results of SHM are included in the Materials Processing & Mining segment from the date of acquisition.

NOTE I - INVESTMENT IN JOINT VENTURE

On September 30, 2008, the Company sold its forty percent (40%) interest in Terex Financial Services Holding B.V. (“TFSH”), its joint venture originally entered into on September 18, 2002, to the European financial institution which owned the majority sixty percent (60%) interest in TFSH. Through the date of disposition, the Company applied the equity method of accounting for its investment in TFSH. The sale of TFSH resulted in a loss of $0.5, which was recorded in Other income (expense), which is subject to certain post-closing adjustments.

NOTE J - GOODWILL

An analysis of changes in the Company’s goodwill by business segment is as follows:

	Terex Aerial Work Platforms	Terex Construction	Terex Cranes	Terex Materials Processing & Mining	Terex Roadbuilding, Utility Products and Other	Total
Balance at December 31, 2007	$96.7	$129.4	$116.0	$278.8	$78.1	$699.0
Acquisitions	5.1	254.3	-	18.0	5.3	282.7
Reclassifications and adjustments (1)	7.2	(6.3)	0.3	(10.5)	12.2	2.9
Foreign exchange effect and other	(0.8)	(13.2)	(0.3)	(19.8)	(0.1)	(34.2)

Balance at September 30, 2008	$108.2	$364.2	$116.0	$266.5	$95.5	$950.4

(1)

Revisions of tax amounts established in purchase accounting resulted in balance sheet reclassifications and an insignificant increase to Other income (expense) of $1.8 for the three and nine months ended September 30, 2008. Additionally, a ruling in a certain tax jurisdiction resulted in a decrease in non-current deferred tax assets of $1.1 related to a change in the expected realization of certain pre-acquisition net operating loss carry forwards.

As of September 30, 2008, the roadbuilding reporting unit within the Roadbuilding, Utility Products and Other segment and the Construction segment, which is a reporting unit, did not meet the forecasted business performance used in the annual goodwill impairment test as of October 1, 2007.  The downturn in the U.S. residential housing market, limited funding for infrastructure projects and decreased demand has negatively impacted the businesses in which these reporting units operate.

The Company updated its forecast to address the impact of changes in business conditions and performed a goodwill impairment test as of September 30, 2008 for the roadbuilding and construction reporting units.  The Company’s assessment of the roadbuilding and construction reporting units’ goodwill resulted in no impairment being evidenced at September 30, 2008.  The Company will continue to monitor the estimated fair value of the roadbuilding and construction businesses for purposes of determining whether impairment is evidenced.  The amount of goodwill recorded for the roadbuilding and construction reporting units as of September 30, 2008 was $52.6 and $364.2, respectively.

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

The Company has used and may use forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions. The primary currencies to which the Company is exposed are the Euro and British Pound. The effective portion of unrealized gains and losses associated with forward contracts are deferred as a component of Accumulated other comprehensive income until the underlying hedged transactions are reported in the Company’s Condensed Consolidated Statement of Income. The Company uses interest rate swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt and to fair value changes of fixed rate debt. Primary exposure includes movements in the London Interbank Offer Rate (“LIBOR”).

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

In the Condensed Consolidated Statement of Income, the Company records hedging activity related to debt instruments in interest expense and hedging activity related to foreign currency in the accounts for which the hedged items are recorded. On the Condensed Consolidated Statement of Cash Flows, the Company records cash flows from hedging activities in the same manner as it records the underlying item being hedged.

In November 2007, the Company entered into an interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment. At September 30, 2008, the Company had $400.0 notional amount of this interest rate swap agreement outstanding, which matures in 2017. The fair market value of this swap at September 30, 2008 was a gain of $20.3, which is recorded in Other assets.

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

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates. At September 30, 2008, the Company had $1,326.7 notional amount of currency exchange forward contracts outstanding, most of which mature on or before September 30, 2009. The fair market value of these contracts at September 30, 2008 was a net loss of $0.8. At September 30, 2008, $1,266.7 notional amount ($2.3 of fair value losses) of these contracts have been designated as, and are effective as, cash flow hedges of specifically identified transactions. The Company records the change in fair value for these cash flow hedges to Accumulated other comprehensive income, and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

At September 30, 2008, the fair value of all derivative instruments designated as cash flow and fair value hedges has been recorded in the Condensed Consolidated Balance Sheet as an asset of $38.6 and as a liability of $21.5.

Counterparties to the company's currency exchange forward contracts and interest rate swap agreement are major financial institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is unlikely and any losses would be immaterial.

Unrealized net gains (losses) included in Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$(0.8)	$(0.9)	$(5.0)	$1.0
Additional gains (losses)	0.5	3.3	11.9	2.8
Amounts reclassified to earnings	(2.9)	(2.0)	(10.1)	(3.4)
Balance at end of period	$(3.2)	$0.4	$(3.2)	$0.4

The estimated amount of existing pre-tax net losses for derivative contracts recorded in Accumulated other comprehensive income as of September 30, 2008 expected to be reclassified into earnings in the next twelve months is $3.2.

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

Determining which category an asset or liability falls within this hierarchy requires judgment. The Company evaluates its hierarchy disclosures each quarter. As discussed in Note K - “Derivative Financial Instruments,” the Company has two types of derivative instruments that it records at fair value on a recurring basis, the interest rate swap and foreign exchange contracts. The interest rate swap is categorized under Level 2 of the hierarchy above and is recorded at September 30, 2008 as an asset of $20.3. The foreign exchange contracts are categorized under Level 1 of the hierarchy above and are recorded at September 30, 2008 as a liability of $2.3. The fair value of the interest rate swap agreement is based on LIBOR yield curves at the reporting date. The fair values of the foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date.

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

7-3/8% Senior Subordinated Notes

As of September 30, 2008, the Company had $298.6 aggregate principal amount of 7-3/8% Senior Subordinated Notes Due 2014 (“7-3/8% Notes”) outstanding. The 7-3/8% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note Q - “Consolidating Financial Statements”). The 7-3/8% Notes are redeemable by the Company beginning in January 2009 at an initial redemption price of 103.688% of principal amount. On June 25, 2008, Terex and certain of its domestic subsidiaries entered into a First Supplemental Indenture for the 7-3/8% Notes, joining other domestic subsidiaries of Terex as additional guarantors pursuant to the terms of the Indenture for the 7-3/8% Notes.

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

The amounts in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2007 showed $12.5 for loss on early extinguishment of debt while the Condensed Consolidated Statement of Cash Flows for this period showed $3.2. The $12.5 in the Condensed Consolidated Statement of Income include (a) cash payments of $9.3 for call premiums associated with the repayment of $200 of outstanding debt and (b) $3.2 of non-cash charges for accelerated amortization of debt acquisition costs associated with the outstanding debt, which all flow into the calculation of Net Income. In preparing the Condensed Consolidated Statement of Cash Flows, the non-cash item (b) was added to Net Income to reflect cash flow appropriately.

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

As of September 30, 2008 and December 31, 2007, the Company had $196.0 and $197.0, respectively, of term loans outstanding under the 2006 Credit Agreement. Term loans under the 2006 Credit Agreement bear interest at a rate based on LIBOR plus 1.75%. The weighted average interest rate on the term loans under the 2006 Credit Agreement at September 30, 2008 and December 31, 2007 was 5.51% and 6.58%, respectively.

As of September 30, 2008, the Company had a balance of $205.0 outstanding under the revolving credit component of the 2006 Credit Agreement. The weighted average interest rate on the outstanding portion of the 2006 Credit Agreement revolving credit component was 5.00% at September 30, 2008. The Company did not have an outstanding balance under the revolving credit component of the 2006 Credit Agreement at December 31, 2007.

The 2006 Credit Agreement incorporates facilities for issuance of letters of credit. Letters of credit issued under the 2006 Credit Agreement letter of credit facility decrease availability under the $700 revolving line of credit. The 2006 Credit Agreement also permits the Company to have additional letter of credit facilities, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit. As of September 30, 2008, the Company had letters of credit issued under the 2006 Credit Agreement that totaled $107.5.

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

On January 11, 2008, Terex and the Lenders entered into an amendment of the 2006 Credit Agreement. The amendment enables Terex and certain of its subsidiaries to sell accounts receivable of up to $250 at any time through a program utilizing a special purpose subsidiary of Terex. The Company has not sold any accounts receivable under this provision to date. The amendment also allows Terex and certain of its subsidiaries to enter into purchase-money loan and lease financing transactions with their customers in an aggregate amount not to exceed $500 at any time, and provides Terex and its subsidiaries the ability to sell such loans and leases to third parties. The amendment also removes from the definition of permitted acquisition a previous prohibition on an acquisition of a company that is preceded by an unsolicited tender offer for the equity interests of such company. Finally, the amendment makes a number of technical changes to reflect the impact of these substantive revisions.

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

NOTE N - RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of September 30, 2008, the Company maintained four qualified defined benefit pension plans covering certain domestic employees (the “Terex Plans”). The benefits for the plan covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. Participation in the plan for salaried employees was frozen on or before October 15, 2000. The benefits for three plans covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. Participation was frozen effective December 31, 2000 for one plan, February 18, 2006 for another plan, and June 29, 2007 for the third plan. For all four plans, no participants will be credited with service following the effective dates of their freeze except that participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only. It is the Company’s policy generally to fund the Terex Plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974. Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds.

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

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Components of net periodic cost:
Service cost	$0.5	$0.6	$1.6	$1.8
Interest cost	2.0	1.9	6.1	5.7
Expected return on plan assets	(2.2)	(2.1)	(6.7)	(6.3)
Amortization of prior service cost	-	-	0.1	-
Recognized actuarial loss	0.6	0.7	1.7	2.0
Net periodic cost	$0.9	$1.1	$2.8	$3.2

	Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Components of net periodic cost:
Service cost	$-	$-	$0.1	$0.1
Interest cost	0.2	0.2	0.6	0.7
Recognized actuarial loss	0.1	0.2	0.3	0.5
Net periodic cost	$0.3	$0.4	$1.0	$1.3

The Company plans to contribute approximately $3 to its U.S. defined benefit pension and post-retirement plans for the year ending December 31, 2008. During the nine months ended September 30, 2008, the Company contributed $2.9 to its U.S. defined benefit pension plans.

International Plans – The Company maintains defined benefit plans in China, France, Germany, India, the Netherlands and the United Kingdom for some of its subsidiaries. The plans in China, France, Germany, India and the Netherlands are unfunded plans. For the Company’s operations in Italy and Thailand, there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination.

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Components of net periodic cost:
Service cost	$1.9	$1.7	$6.0	$5.0
Interest cost	4.3	3.9	13.4	11.5
Expected return on plan assets	(1.8)	(1.9)	(5.8)	(5.5)
Amortization of prior service cost	0.3	0.3	0.9	0.9
Recognized actuarial loss	0.3	0.4	0.9	1.2
Net periodic cost	$5.0	$4.4	$15.4	$13.1

The Company plans to contribute approximately $18 to its international defined benefit pension plans for the year ending December 31, 2008. During the nine months ended September 30, 2008, the Company contributed $13.5 to its international defined benefit pension plans.

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

The Company’s outstanding letters of credit totaled $157.5 at September 30, 2008, which includes $107.5 of letters of credit issued under the 2006 Credit Agreement. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

As of September 30, 2008, the Company’s maximum exposure to such credit guarantees was $225.8, including total guarantees issued by Terex Demag, part of the Cranes segment, and Genie, part of the Aerial Work Platforms segment, of $139.0 and $48.3, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Given current economic conditions, there can be no assurance that historical credit default experience will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. The maximum exposure for residual value guarantees issued by the Company totaled $40.8 as of September 30, 2008. The risk to the Company associated with these guarantees is mitigated because the maturity of these guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of September 30, 2008, the Company’s maximum exposure pursuant to buyback guarantees was $142.0. The risk to the Company for these guarantees is mitigated because the timing of the buybacks is staggered and the Company can leverage its access to the used equipment markets provided by its original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Retirement plans and other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $20 and $19 for the estimated fair value of all guarantees provided as of September 30, 2008 and December 31, 2007, respectively.

Given current economic conditions, there can be no assurance that the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$93.8	$151.5	$493.4	$439.9
Other comprehensive income (loss):
Pension liability adjustment	2.9	(0.4)	2.9	0.9
Translation adjustment	(268.9)	62.7	(174.8)	112.3
Derivative hedging adjustment	(2.4)	1.3	1.8	(0.6)
Comprehensive income	$(174.6)	$215.1	$323.3	$552.5

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

In December 2006, the Board of Directors of the Company authorized the repurchase of up to $200 of the Company’s outstanding common shares through June 30, 2008. In December 2007, the Board of Directors of the Company increased the share repurchase program by $500, bringing the total amount that may be repurchased under the program at that time to $700, and extended the expiration date for the program through June 30, 2009. In July 2008, the Board of Directors of the Company increased the share repurchase program by an additional $500, bringing the total amount that may be repurchased under the program to $1,200. The expiration date for the program remains June 30, 2009. During the nine months ended September 30, 2008, the Company acquired 7.4 million shares at an aggregate cost of $395.5 pursuant to the share repurchase program. In total, the Company has purchased 9.8 million shares under this program for approximately $562 through September 30, 2008.

NOTE Q - CONSOLIDATING FINANCIAL STATEMENTS

On November 25, 2003, the Company sold and issued $300 aggregate principal amount of the 7-3/8% Notes. As of September 30, 2008, the 7-3/8% Notes were jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): Amida Industries, Inc., A.S.V., Inc., CMI Terex Corporation, Duvalpilot Equipment Outfitters, LLC, Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS National, Inc., Halco America Inc., Hydra Platforms Mfg. Inc., Koehring Cranes, Inc., Loegering Mfg. Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Powerscreen USC Inc., PPM Cranes, Inc., Schaeff Incorporated, Schaeff of North America, Inc., Spinnaker Insurance Company, Superior Highwall Holding, Inc., Superior Highwall Miners, Inc., Terex Advance Mixer, Inc., Terex Aerials, Inc., Terex Cranes, Inc., Terex Cranes Wilmington, Inc., Terex Financial Services, Inc., Terex Mexico, LLC, Terex Mining Equipment, Inc., Terex Utilities, Inc., Terex USA, LLC, Terex-RO Corporation and Terex-Telelect, Inc. All of the guarantees are full and unconditional. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 7-3/8% Notes.

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

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2008

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$168.3	$881.4	$1,807.3	$(342.4)	$2,514.6
Cost of goods sold	(147.1)	(747.7)	(1,516.0)	342.4	(2,068.4)
Gross profit	21.2	133.7	291.3	-	446.2
Selling, general and administrative expenses	(30.3)	(82.2)	(166.5)	-	(279.0)
Income (loss) from operations	(9.1)	51.5	124.8	-	167.2
Interest income	0.1	0.2	4.1	-	4.4
Interest expense	(15.6)	(3.8)	(7.0)	-	(26.4)
Income from subsidiaries	109.4	-	-	(109.4)	-
Other income (expense) - net	5.1	0.2	(11.8)	-	(6.5)
Income before income taxes	89.9	48.1	110.1	(109.4)	138.7
Benefit from (provision for) income taxes	3.9	(13.9)	(34.9)	-	(44.9)
Net income	$93.8	$34.2	$75.2	$(109.4)	$93.8

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2007

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$194.2	$732.4	$1,514.6	$(244.7)	$2,196.5
Cost of goods sold	(167.9)	(555.0)	(1,254.0)	244.7	(1,732.2)
Gross profit	26.3	177.4	260.6	-	464.3
Selling, general and administrative expenses	(26.9)	(64.9)	(136.2)	-	(228.0)
Income from operations	(0.6)	112.5	124.4	-	236.3
Interest income	0.3	-	4.2	-	4.5
Interest expense	(1.9)	(4.9)	(7.8)	-	(14.6)
Income from subsidiaries	147.4	-	-	(147.4)	-
Other income (expense) - net	8.1	0.4	(4.7)	-	3.8
Income before income taxes	153.3	108.0	116.1	(147.4)	230.0
Provision for income taxes	(1.8)	(32.4)	(44.3)	-	(78.5)
Net income	$151.5	$75.6	$71.8	$(147.4)	$151.5

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2008

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$536.5	$2,746.7	$5,562.9	$(1,032.9)	$7,813.2
Cost of goods sold	(476.7)	(2,184.3)	(4,573.7)	1,032.9	(6,201.8)
Gross profit	59.8	562.4	989.2	-	1,611.4
Selling, general and administrative expenses	(86.9)	(240.4)	(489.7)	-	(817.0)
Income (loss) from operations	(27.1)	322.0	499.5	-	794.4
Interest income	4.0	0.5	14.0	-	18.5
Interest expense	(47.9)	(8.9)	(19.4)	-	(76.2)
Income from subsidiaries	537.3	-	-	(537.3)	-
Other income (expense) - net	9.4	22.3	(30.1)	-	1.6
Income before income taxes	475.7	335.9	464.0	(537.3)	738.3
Benefit from (provision for) income taxes	17.7	(115.4)	(147.2)	-	(244.9)
Net income	$493.4	$220.5	$316.8	$(537.3)	$493.4

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2007

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$574.8	$2,289.3	$4,330.3	$(643.0)	$6,551.4
Cost of goods sold	(496.4)	(1,724.6)	(3,590.0)	643.0	(5,168.0)
Gross profit	78.4	564.7	740.3	-	1,383.4
Selling, general and administrative expenses	(76.0)	(193.5)	(392.4)	-	(661.9)
Income from operations	2.4	371.2	347.9	-	721.5
Interest income	0.8	0.3	10.3	-	11.4
Interest expense	(6.3)	(14.2)	(23.0)	-	(43.5)
Loss on early extinguishment of debt	(12.5)	-	-	-	(12.5)
Income from subsidiaries	433.4	-	-	(433.4)	-
Other income (expense) - net	30.0	1.9	(25.5)	-	6.4
Income before income taxes	447.8	359.2	309.7	(433.4)	683.3
Provision for income taxes	(7.9)	(117.5)	(118.0)	-	(243.4)
Net income	$439.9	$241.7	$191.7	$(433.4)	$439.9

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2008

(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$1.9	$8.6	$477.4	$-	$487.9
Trade receivables - net	79.6	362.3	858.9	-	1,300.8
Intercompany receivables	58.0	98.2	202.3	(358.5)	-
Inventories	253.0	537.5	1,658.8	-	2,449.3
Other current assets	139.1	28.3	197.8	-	365.2
Total current assets	531.6	1,034.9	3,395.2	(358.5)	4,603.2
Property, plant & equipment - net	60.2	147.3	277.5	-	485.0
Investment in and advances to (from) subsidiaries	3,098.6	(274.9)	(580.2)	(2,243.5)	-
Goodwill	8.6	565.1	376.7	-	950.4
Other assets	25.1	230.6	191.8	-	447.5

Total assets	$3,724.1	$1,703.0	$3,661.0	$(2,602.0)	$6,486.1

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$1.9	$9.0	$24.1	$-	$35.0
Trade accounts payable	89.8	287.0	843.1	-	1,219.9
Intercompany payables	34.4	9.6	314.5	(358.5)	-
Accruals and other current liabilities	128.9	150.8	639.9	-	919.6
Total current liabilities	255.0	456.4	1,821.6	(358.5)	2,174.5
Long-term debt, less current portion	1,072.3	151.1	309.8	-	1,533.2
Retirement plans and other	93.9	65.8	315.8	-	475.5
Stockholders’ equity	2,302.9	1,029.7	1,213.8	(2,243.5)	2,302.9

Total liabilities and stockholders’ equity	$3,724.1	$1,703.0	$3,661.0	$(2,602.0)	$6,486.1

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

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2008

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash (used in) provided by operating activities	$87.2	$27.4	$(149.7)	$-	$(35.1)
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(456.6)	(21.5)	-	-	(478.1)
Capital expenditures	(19.4)	(22.5)	(49.7)	-	(91.6)
Proceeds from sale of assets	-	18.0	2.4	-	20.4
Net cash used in investing activities	(476.0)	(26.0)	(47.3)	-	(549.3)
Cash flows from financing activities
Excess tax benefit from stock-based compensation	7.2	-	-	-	7.2
Proceeds from stock options exercised	2.3	-	-	-	2.3
Net borrowings (repayments) under revolving line of credit agreements	203.5	(4.9)	6.0	-	204.6
Share repurchases	(395.5)	-	-	-	(395.5)
Other – net	-	(0.2)	(1.3)	-	(1.5)
Net cash provided by (used in) financing activities	(182.5)	(5.1)	4.7	-	(182.9)
Effect of exchange rate changes on cash and cash equivalents	-	-	(17.2)	-	(17.2)
Net decrease in cash and cash equivalents	(571.3)	(3.7)	(209.5)	-	(784.5)
Cash and cash equivalents, beginning of period	573.2	12.3	686.9	-	1,272.4
Cash and cash equivalents, end of period	$1.9	$8.6	$477.4	$-	$487.9

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(171.1)	$73.1	$63.5	$-	$(34.5)
Cash flows from investing activities
Capital expenditures	(15.0)	(22.0)	(36.7)	-	(73.7)
Investment in and advances to affiliates	-	-	(0.9)		(0.9)
Proceeds from sale of assets	-	4.1	8.0	-	12.1
Net cash used in investing activities	(15.0)	(17.9)	(29.6)	-	(62.5)
Cash flows from financing activities
Principal repayments of long-term debt	(86.0)	(52.0)	(62.0)	-	(200.0)
Excess tax benefit from stock-based compensation	20.3	-	-	-	20.3
Proceeds from stock options exercised	9.4	-	-	-	9.4
Net borrowings (repayments) under revolving line of credit agreements	158.9	(1.8)	(19.5)	-	137.6
Share repurchases	(71.6)	-	-	-	(71.6)
Other – net	-	(0.1)	4.7	-	4.6
Net cash provided by (used in) financing activities	31.0	(53.9)	(76.8)	-	(99.7)
Effect of exchange rate changes on cash and cash equivalents	-	-	36.6	-	36.6
Net (decrease) increase in cash and cash equivalents	(155.1)	1.3	(6.3)	-	(160.1)
Cash and cash equivalents, beginning of period	156.4	4.8	515.5	-	676.7
Cash and cash equivalents, end of period	$1.3	$6.1	$509.2	$-	$516.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a diversified global manufacturer of capital equipment focused on delivering reliable, customer relevant solutions for the construction, infrastructure, quarrying, surface mining, shipping, transportation, power and energy industries. We operate in five reportable segments: (i) Terex Aerial Work Platforms; (ii) Terex Construction; (iii) Terex Cranes; (iv) Terex Materials Processing & Mining; and (v) Terex Roadbuilding, Utility Products and Other.

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

In October 2008, we announced our intention to realign certain operations in an effort to capture market synergies and streamline our cost structure in the U.S. As a result, effective in January 2009, the roadbuilding business will become part of the Construction segment and the utility product business will become part of the Aerial Work Platforms segment.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as certain general and corporate expenses that have not been allocated to the segments.

Overview

Our overall financial performance during the third quarter of 2008 was mixed, with favorable results in our Cranes, Materials Processing & Mining (“MPM”), and Roadbuilding, Utility Products and Other (“RBUO”) segments and unfavorable results in our Aerial Work Platforms (“AWP”) and Construction segments. The current operating environment continues to be challenging, due to unprecedented levels of instability in the financial markets that have resulted from the ongoing global credit crisis, particularly in the U.S. and Western Europe. The AWP and Construction segments and the materials processing business all have experienced weakness for many of their products in these markets.

We have seen a credit crisis that appeared limited to the U.S. intensify into a worldwide financial crisis in September and October. The causes of this financial turbulence differ from past downturns, thus there is no historical precedent with which to compare. We remain confident, however, that our strategy of product and geographic diversity is the right one to deliver positive shareholder returns through this period. Our relatively balanced mix of product types helps to moderate cyclical sales movements for Terex as a whole, as demand for one product may weaken, but be offset by demand for products in a different cycle. A balanced geographic sales mix also helps moderate demand swings for our products, as demand in one region may strengthen or weaken over different times as compared to demand in other geographies.

We continue to see strong demand for cranes and mining equipment, which remain in sustained up-cycles. Year-over-year demand for our cranes and mining businesses continues to grow. This growth has been driven by global infrastructure development and maintenance, as well as commodity and energy prices that remain at levels which support continued investment in capital equipment. Commodities and energy pricing may be weakening, but this has not affected our business materially at this point in time.

We are making select capital investments in our AWP, Cranes and MPM segments to more effectively and efficiently respond to anticipated market demand. We are investing in existing facilities in Germany for cranes and hydraulic mining excavators, and we are developing new facilities in India for material processing equipment and in China for cranes, hydraulic excavators, portable products and scissor and boom lifts to reduce manufacturing costs and to meet the growing demand for these products in these developing regions.

Year-over-year backlog for the AWP, Construction and RBUO segments is down, with AWP and Construction backlogs down significantly. We have also seen recent softening demand for our materials processing products. During the quarter, the AWP and Constructions segments experienced the effects of continued weakness in the U.S. and Western European markets. Both segments experienced declines in net sales and operating income, excluding the effects of foreign currency translation and recent acquisitions.

The RBUO segment showed improvements in sales, as well as profitability, when compared to the prior year period. Stronger demand for utility products, coupled with cost reduction efforts in the roadbuilding business, have resulted in improved profits.

Input costs, particularly higher steel prices, have increasingly been affecting operating results, but have in part been offset by higher pricing to our customers. Input costs continue to present challenges, although they are expected to moderate over time. At this time, our price increases have not yet fully offset our total input cost increases. Rising input costs have had the most effect on the AWP segment, with a lesser impact on the Cranes and MPM segments, as these businesses tend to have longer supply contracts as well as cost escalation clauses in certain contracts with our customers.

We maintain our favorable outlook on the Cranes and MPM segments, as well as our growth in developing markets across all segments, as large global infrastructure, energy and mining projects are expected to continue to drive demand for our cranes and mining equipment. We expect that Western European and U.S. markets will remain soft for our aerial work platforms, construction and materials processing businesses well into 2009. We expect that, beginning in the fourth quarter of 2008 and for the next twelve months, net sales for our AWP segment will be down 30%-40%, our materials processing business will be down 15%-20% and our Construction segment will be down 25%-35% versus the prior twelve-month period. We expect 2009 net sales, including the effect of announced acquisitions, to be similar to 2008 full year net sales, driven by strong results in the cranes and mining businesses, offset by lower net sales in the aerial work platforms, materials processing and construction businesses.

In response to weaker demand, we are taking aggressive actions to reduce costs and inventories, particularly in the aerial work platforms, construction, and materials processing businesses. These actions include reductions in our workforce, temporary shutdowns of manufacturing facilities, review of utilization of existing facilities for potential consolidation, transfer or sale, and improving process and system efficiencies. At the same time, we are continuing to invest in developing markets and our improvement initiatives, as well as selectively increasing cranes and mining capacity to better meet the growing demand in those areas. We anticipate closing the previously announced acquisition of the port equipment businesses of Fantuzzi Industries S.a.r.l. in the fourth quarter of 2008.

Given that external access to credit remains uncertain in the current economic climate, we are focusing on cash management. In addition to aggressively reducing costs and working capital, we are increasing our efforts to maintain adequate liquidity in light of the current economic environment, particularly in the developed regions of the U.S. and Western Europe. As a result, we have slowed capital spending and are currently not purchasing shares under our previously announced share repurchase program due to uncertain access to the credit markets. However, during the third quarter of 2008, we repurchased approximately $200 million, or 4.2 million shares, of our common stock, and we remain committed to the share repurchase program when access to the capital markets is clearer.

We have also accelerated several internal initiatives to reduce inventory, including significantly limiting raw material receipts, particularly in the aerial work platforms, construction and materials processing businesses, while carefully managing incoming inventory in our cranes and mining businesses. We are adjusting production levels as appropriate in relation to slowing end market demand for our aerial work platforms, construction and materials processing businesses, where the impact on inventory reduction is only starting to take effect. With the actions we are taking to reduce costs and increase liquidity, we expect to have sufficient flexibility to execute our key business plans.

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

We use ROIC as a unifying metric because we feel that it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe that ROIC measures return on the full enterprise-wide amount of capital invested in our business, as opposed to another metric such as return on shareholder’s equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe that adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and that ROIC highlights the level of value creation as a percentage of capital invested. Consistent with this belief, we use ROIC in evaluating executive performance and compensation, as we have disclosed in the Compensation Discussion and Analysis in our proxy statement for the 2008 annual meeting of stockholders. As the tables below show, our ROIC at September 30, 2008 was 23.6%, down from 27.0% at September 30, 2007. The decrease reflects reduced operating income performance and the increased invested capital impact of recent acquisitions and working capital.

	Sep ‘08	Jun ‘08	Mar ‘08	Dec ‘07	Sep ‘07
Provision for income taxes	$44.9	$116.8	$83.2	$62.0
Divided by: Income before income taxes	138.7	353.1	246.5	236.0
Effective tax rate	32.4%	33.1%	33.8%	26.3%

Income from operations	$167.2	$370.9	$256.3	$239.9
Multiplied by: 1 minus Effective tax rate	67.6%	66.9%	66.2%	73.7%
Net operating profit after tax	$113.0	$248.1	$169.7	$176.8

Debt (as defined above)	$1,568.2	$1,355.9	$1,373.4	$1,352.0	$705.6
Less: Cash and cash equivalents	(487.9)	(590.0)	(604.2)	(1,272.4)	(516.6)
Debt less Cash and cash equivalents	$1,080.3	$765.9	$769.2	$79.6	$189.0

Total stockholders’ equity	$2,302.9	$2,664.6	$2,538.1	$2,343.2	$2,254.4

Debt less Cash and cash equivalents plus Total stockholders’ equity	$3,383.2	$3,430.5	$3,307.3	$2,422.8	$2,443.4

September 30, 2008 ROIC	23.6%
Net operating profit after tax (last 4 quarters)	$707.6
Average Debt less Cash and cash equivalents plus Total stockholders’ equity (5 quarters)	$2,997.4

	Sep ‘07	Jun ‘07	Mar ‘07	Dec ‘06	Sep ‘06
Provision for income taxes	$78.5	$96.7	$68.2	$56.1
Divided by: Income before income taxes	230.0	271.3	182.0	157.0
Effective tax rate	34.1%	35.6%	37.5%	35.7%

Income from operations	$236.3	$284.5	$200.7	$169.3
Multiplied by: 1 minus Effective tax rate	65.9%	64.4%	62.5%	64.3%
Net operating profit after tax	$155.7	$183.2	$125.4	$108.9

Debt (as defined above)	$705.6	$651.7	$678.4	$763.1	$791.7
Less: Cash and cash equivalents	(516.6)	(453.4)	(431.2)	(676.7)	(428.3)
Debt less Cash and cash equivalents	$189.0	$198.3	$247.2	$86.4	$363.4

Total stockholders’ equity	$2,254.4	$2,073.4	$1,851.9	$1,751.0	$1,591.7

Debt less Cash and cash equivalents plus Total stockholders’ equity	$2,443.4	$2,271.7	$2,099.1	$1,837.4	$1,955.1

September 30, 2007 ROIC	27.0%
Net operating profit after tax (last 4 quarters)	$573.2
Average Debt less Cash and cash equivalents plus Total stockholders’ equity (5 quarters)	$2,121.3

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

Terex Consolidated

	Three Months Ended September 30,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,514.6	-	$2,196.5	-	14.5%
Gross profit	$446.2	17.7%	$464.3	21.1%	(3.9)%
SG&A	$279.0	11.1%	$228.0	10.4%	22.4%
Income from operations	$167.2	6.6%	$236.3	10.8%	(29.2)%

Net sales for the three months ended September 30, 2008 increased $318.1 million when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes contributed approximately $107 million of the net sales increase. Acquisitions, particularly ASV and SHM, contributed approximately $80 million to the increase in net sales. Excluding the favorable translation effect of foreign currency exchange rate changes and acquisitions, our Materials Processing & Mining and Cranes segments were the primary drivers of the increase in net sales, and combined contributed approximately $231 million to the increase, as worldwide infrastructure and commodity needs continued to provide significant demand for these products. The remaining net sales growth was from the Roadbuilding, Utility Products and Other segment. These increases were partially offset by lower net sales in the Aerial Work Platforms segment of approximately $67 million, excluding favorable translation effect of foreign currency exchange rate changes. Additionally, excluding the favorable translation effect of foreign currency exchange rate changes and acquisitions, our Construction segment had lower net sales of approximately $43 million.

Gross profit for the three months ended September 30, 2008 decreased $18.1 million when compared to the same period in 2007. The Aerial Work Platforms segment had approximately $94 million lower gross profit for the three months ended September 30, 2008, as compared to the prior year period, excluding the impact of favorable translation effect of foreign currency exchange rate changes. The Construction segment also had approximately $29 million lower gross profit when compared to the prior year period, excluding the impact of favorable translation effect of foreign currency exchange rate changes. These decreases were offset in part by increases in gross profit driven by the strong sales in the Materials Processing & Mining and Cranes segments, which combined to contribute approximately $67 million, excluding the impact of the favorable translation effect of foreign currency exchange rate changes. Included within the contribution to gross profit for the Cranes segment was an approximately $15 million charge for a cranes repair program, which negatively affected gross profit. The Roadbuilding, Utility Products and Other segment contributed approximately $6 million to gross profit due to increased net sales in certain regions. Additionally, the favorable translation effect of foreign currency exchange rate changes contributed approximately $32 million to gross profit.

Selling, general and administrative (“SG&A”) costs increased by $51.0 million for the three months ended September 30, 2008 when compared to the same period in 2007. The unfavorable translation effect of foreign currency exchange rate changes accounted for approximately $11 million of the SG&A increase. In addition, each segment’s SG&A costs rose due to our continued investment in operational improvement initiatives, including supply chain management, global sales and service capabilities in developing markets, marketing, implementation of our management information system, and strategic sourcing initiatives.

Income from operations decreased by $69.1 million for the three months ended September 30, 2008 when compared to the same period in 2007. The decrease was driven primarily by volume declines in the Aerial Work Platforms segment, higher input costs in the Aerial Work Platforms and Construction segments, and investment in our improvement initiatives. The crane repair program charge also lowered operating profit. This was partially offset by increases in operating profit in the Cranes and Materials Processing & Mining segments. The favorable translation effect of foreign currency exchange rate changes contributed approximately $21 million to income from operations.

Terex Aerial Work Platforms

	Three Months Ended September 30,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$513.5	-	$563.9	-	(8.9)%
Gross profit	$78.6	15.3%	$161.3	28.6%	(51.3)%
SG&A	$57.3	11.2%	$49.1	8.7%	16.7%
Income from operations	$21.3	4.1%	$112.2	19.9%	(81.0)%

Net sales for the Aerial Work Platforms segment for the three months ended September 30, 2008 decreased $50.4 million when compared to the same period in 2007. The decrease was driven primarily by lower sales volume of approximately $56 million, particularly for boom and scissor lift products, partially offset by improved telehandler product sales. Customers in North America and Western Europe significantly slowed their purchases during the third quarter of 2008 due to the softening in construction activity and uncertainty regarding the global economy. Net sales decreased approximately $18 million due to an increased sales mix to high volume customers and competition in certain markets, which negatively affected average pricing. These decreases were partially offset by approximately $17 million due to the favorable translation effect of foreign currency exchange rate changes.

Gross profit for the three months ended September 30, 2008 decreased $82.7 million when compared to the same period in 2007. Approximately $36 million of the decrease in gross profit was due to higher input costs, primarily steel. The mix of sales to high volume customers and competition affecting average pricing, as well as a product mix shift from boom and scissor lifts to telehandler products, lowered gross profit by approximately $18 million. The impact of lower net sales volume on gross profit was approximately $18 million. Transactional foreign currency losses lowered gross profit by approximately $14 million. Other costs, including warranty, product liability and distribution, lowered gross profit by approximately $7 million. These decreases were partially offset by the favorable translation effect of foreign currency exchange rate changes, which increased gross profit by approximately $11 million.

SG&A costs for the three months ended September 30, 2008 increased $8.2 million when compared to the same period in 2007. Costs increased by approximately $4 million resulting from expansion of our international sales distribution infrastructure and engineering costs. Additionally, corporate cost allocation increased approximately $3 million over the prior year.

Income from operations for the three months ended September 30, 2008 decreased $90.9 million when compared to the same period in 2007. The decrease was due to the items noted above, particularly lower net sales volume and continued higher input costs not recovered in pricing.

Terex Construction

	Three Months Ended September 30,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$474.2	-	$452.1	-	4.9%
Gross profit	$36.0	7.6%	$62.6	13.8%	(42.5)%
SG&A	$64.4	13.6%	$48.8	10.8%	32.0%
Income from operations	$(28.4)	(6.0)%	$13.8	3.1%	(305.8)%

Net sales in the Construction segment increased by $22.1 million for the three months ended September 30, 2008 when compared to the same period in 2007, as developing market demand was partially offset by softer demand in North America and Western Europe. The favorable translation effect of foreign currency exchange rate changes accounted for approximately $16 million of the net sales increase. Acquisitions contributed approximately $49 million to the increase. These increases were offset by lower net sales volume of approximately $44 million in North America and Western Europe across most product lines. Specifically, construction spending remained weak in North America and continued to weaken in Western Europe.

Gross profit decreased $26.6 million for the three months ended September 30, 2008 when compared to the same period in 2007. The approximately $3 million effect of higher net sales on gross profit attributable to acquisitions was offset by the effect of lower net sales volume in North America and Western Europe. Higher input costs, particularly for steel, as well as transactional foreign currency losses decreased gross profit by approximately $16 million. Additionally, due to lower production levels, manufacturing overhead represented a greater percentage of production costs, resulting in a reduction to gross profit by approximately $14 million.

SG&A costs for the three months ended September 30, 2008 increased $15.6 million when compared to the same period in 2007. Approximately $2 million of the increase was due to the unfavorable translation effect of foreign currency exchange rate changes. Approximately $6 million of the increase was due to acquisitions. We incurred approximately $3 million of higher costs related to selling and other infrastructure initiatives. Additionally, corporate cost allocation increased approximately $2 million over the prior year period.

Income from operations for the three months ended September 30, 2008 decreased $42.2 million when compared to the same period in 2007, primarily resulting from lower net sales volume (excluding the impact of acquisitions), increased input costs and higher production and SG&A costs.

As of September 30, 2008, the Construction segment, which is a reporting unit, did not meet the business performance expectations used in the annual goodwill impairment testing as of October 1, 2007.  The downturn in construction spending in both North America and Western Europe has negatively impacted the businesses in which this reporting unit operates. We have updated our forecast to address the impact of changes in business conditions and performed a goodwill impairment test as of September 30, 2008 for the construction reporting unit.  Our assessment of the construction reporting unit goodwill resulted in no impairment being evidenced at September 30, 2008.  We will continue to monitor the estimated fair value of the construction business for purposes of determining whether impairment is evidenced.  The amount of goodwill recorded for the construction reporting unit as of September 30, 2008 was $364.2 million.

Terex Cranes

	Three Months Ended September 30,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$717.4	-	$526.6	-	36.2%
Gross profit	$148.1	20.6%	$110.4	21.0%	34.1%
SG&A	$59.9	8.3%	$47.2	9.0%	26.9%
Income from operations	$88.2	12.3%	$63.2	12.0%	39.6%

Net sales for the Cranes segment for the three months ended September 30, 2008 increased by $190.8 million when compared to the same period in 2007, as global infrastructure and energy demand continued to drive strong sales of cranes. The favorable translation effect of foreign currency exchange rate changes on sales contributed approximately $53 million of the net sales increase. Approximately $90 million of the increase resulted from improvement in product mix due to higher sales of crawler, rough-terrain and tower cranes, as well as higher sales volume. Higher pricing added approximately $36 million to the increase.

Gross profit for the three months ended September 30, 2008 increased by $37.7 million when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes on Euro denominated sales improved gross profit by approximately $13 million from the prior year period. Gross profit increased approximately $36 million from the effect of pricing actions. Incremental unit sales and an advantageous mix of larger crawler, rough-terrain and tower cranes added approximately $24 million to the increase. These favorable impacts were partially offset by higher input costs of approximately $28 million and charges for a crane repair program of approximately $15 million.

SG&A costs for the three months ended September 30, 2008 increased $12.7 million over the same period in 2007. Approximately $5 million of the increase was due to the unfavorable translation effect of foreign currency exchange rate changes. SG&A costs increased by approximately $4 million due to certain bad debt costs and higher engineering costs for product development. However, as a percentage of sales, our SG&A costs decreased as compared to the same period in 2007.

Income from operations for the three months ended September 30, 2008 increased $25.0 million over the same period in 2007. Income from operations in the third quarter of 2008 increased because of favorable product mix, the positive translation effect of foreign currency exchange rate changes and the impact of pricing actions.

Terex Materials Processing & Mining

	Three Months Ended September 30,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$662.0	-	$527.8	-	25.4%
Gross profit	$154.0	23.3%	$107.6	20.4%	43.1%
SG&A	$62.6	9.5%	$47.8	9.1%	31.0%
Income from operations	$91.4	13.8%	$59.8	11.3%	52.8%

Net sales in the Materials Processing & Mining segment increased by $134.2 million in the third quarter of 2008 when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes accounted for approximately $16 million of the net sales increase. Approximately $57 million of the increase was due to net sales volume from continued solid demand for our products, particularly large mining trucks, excavators, crushing and screening products and parts. This demand was driven by continued high commodity prices, combined with increased global mining operations, as well as developing market demand for crushing and screening products. However, we did begin to see demand slow for crushing and screening products in Europe. Increased sales mix of crushing equipment, including new products in this line, added approximately $3 million to the increase. Pricing actions improved our sales by approximately $17 million. Used equipment, maintenance and service sales increased approximately $15 million over the prior year period. Approximately $26 million of the increase was attributable to the acquisition of SHM in the fourth quarter of 2007.

Gross profit increased by $46.4 million in the three months ended September 30, 2008 when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes accounted for approximately $5 million of the increase. The increase also was due to the impact of pricing actions of approximately $17 million. Increased parts and service related sales improved gross profit by approximately $30 million. Approximately $8 million of the increase was attributable to the acquisition of SHM in the fourth quarter of 2007. These increases were offset in part by higher costs for materials, particularly steel, and increases in service and distribution costs, which combined to decrease gross profit by approximately $11 million. Additionally, transactional foreign currency losses lowered gross profit by approximately $7 million.

SG&A costs increased by $14.8 million in the third quarter of 2008 when compared to the same period in 2007. The unfavorable translation effect of foreign currency exchange rate changes added approximately $2 million to the increase. Higher selling and marketing costs of approximately $4 million were incurred in the current period partially due to higher trade show costs. In addition, the increase in SG&A costs was partially due to approximately $2 million of higher engineering costs for new product development. Other general and administrative costs increased approximately $5 million due to additional staffing to support growth, certain management information system costs and higher allocation of corporate costs.

Income from operations for the Materials Processing & Mining segment in the third quarter of 2008 increased $31.6 million from the comparable period in 2007. The increase was a result of the items noted above, particularly higher sales volume and the impact of pricing actions, partially offset by higher SG&A costs associated with the segment’s growth.

Terex Roadbuilding, Utility Products and Other

	Three Months Ended September 30,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$175.3	-	$148.9	-	17.7%
Gross profit	$29.2	16.7%	$21.8	14.6%	33.9%
SG&A	$25.0	14.3%	$24.3	16.3%	2.9%
Income from operations	$4.2	2.4%	$(2.5)	(1.7)%	268.0%

Net sales for the Roadbuilding, Utility Products and Other segment for the three months ended September 30, 2008 increased $26.4 million when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes accounted for approximately $6 million of the net sales increase. Improved demand for our roadbuilding products in Latin America contributed approximately $12 million to the increase in net sales. Price increases for our roadbuilding products contributed approximately $4 million to the increase in net sales. These positive results were partially offset by approximately $9 million in lower sales for our roadbuilding equipment in North America, primarily concrete mixer trucks and related parts. Our utility products and services business also experienced improved net sales of approximately $13 million.

Gross profit for the three months ended September 30, 2008 increased $7.4 million when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes accounted for approximately $1 million of the increase. Gross profit in the roadbuilding business increased by approximately $7 million due to improved sales to Latin America and price increases. This increase was partially offset by higher material costs and lower sales in North America of approximately $3 million. Higher sales in our utility products business increased gross profit by approximately $2 million.

SG&A costs for the three months ended September 30, 2008 increased $0.7 million when compared to the same period in 2007. The roadbuilding and utility products businesses incurred approximately $4 million higher costs primarily for selling, engineering and trade show costs in the current quarter. This was offset by approximately $4 million of non-recurring charges in the prior year related to the wind-down of our re-rental business.

Income from operations for the Roadbuilding, Utility Products and Other segment for the three months ended September 30, 2008 increased $6.7 million when compared to the same period in 2007. The increase reflects the items noted above, particularly improved net sales.

As of September 30, 2008, the roadbuilding reporting unit within the Roadbuilding, Utility Products and Other segment did not meet the business performance expectations used in the annual goodwill impairment testing as of October 1, 2007.  The downturn in the U.S. residential housing market and limited funding for U.S. infrastructure projects have negatively impacted the businesses in which this reporting unit operates. We have updated our forecast to address the impact of changes in business conditions and performed a goodwill impairment test as of September 30, 2008 for the roadbuilding reporting unit.  Our assessment of the roadbuilding reporting unit goodwill resulted in no impairment being evidenced at September 30, 2008.  We will continue to monitor the estimated fair value of the roadbuilding business for purposes of determining whether impairment is evidenced.  The amount of goodwill recorded for the roadbuilding reporting unit as of September 30, 2008 was $52.6 million.

Terex Corporate / Eliminations

	Three Months Ended September 30,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(27.8)	-	$(22.8)	-	(21.9)%
Income (loss) from operations	$(9.5)	34.2%	$(10.2)	44.7%	6.9%

Our consolidated results include the elimination of intercompany sales activity among segments. Corporate costs before allocations to the business segments increased, as we continued to invest in Company-wide initiatives, including our management information system, marketing programs, the people, systems and support to create leading supply chain management and manufacturing capabilities, and the necessary training to maximize the impact of the Terex Business System. These initiatives, coupled with infrastructure investments to handle growth in developing markets, contributed approximately $8 million of increased costs incurred in the current year. These charges were offset by an increase of approximately $8 million in corporate costs allocated to the business segments in 2008 versus the prior year.

Interest Expense, Net of Interest Income

During the three months ended September 30, 2008, our interest expense net of interest income was $22.0 million, or $11.9 million higher than the same period in the prior year. This increase was primarily related to an increase of $862.6 million in our debt balance from September 30, 2007, resulting in higher interest expense.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended September 30, 2008 was an expense of $6.5 million, a decrease of $10.3 million when compared to the same period in the prior year. This was primarily due to approximately $7 million of foreign currency translation losses in the three months ended September 30, 2008 compared to approximately $7 million of foreign currency translation gains in the same period of the prior year. These gains and losses were due to foreign denominated balances that were revalued in the functional currencies of the entities that hold them as foreign exchange rates changed. This was offset in part by approximately $1 million higher gains on the sale of assets and approximately $1 million lower minority interest expense in the current year period.

Income Taxes

During the three months ended September 30, 2008, we recognized income tax expense of $44.9 million on income before income taxes of $138.7 million, an effective rate of 32.4%, as compared to income tax expense of $78.5 million on income before income taxes of $230.0 million, an effective rate of 34.1%, for the three months ended September 30, 2007. The effective tax rate for the three months ended September 30, 2008 was lower than in the prior year period, primarily due to the mix of domestic and international business and the effect of reduced statutory rates in several European countries and discrete items, which had a positive impact.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

Terex Consolidated

	Nine Months Ended September 30,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$7,813.2	-	$6,551.4	-	19.3%
Gross profit	$1,611.4	20.6%	$1,383.4	21.1%	16.5%
SG&A	$817.0	10.5%	$661.9	10.1%	23.4%
Income from operations	$794.4	10.2%	$721.5	11.0%	10.1%

Net sales for the nine months ended September 30, 2008 increased $1,261.8 million when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes contributed approximately $429 million of the net sales increase. Acquisitions, particularly ASV and SHM, contributed approximately $211 million to the increase in net sales. Excluding the favorable translation effect of foreign currency exchange rate changes and acquisitions, our Materials Processing & Mining and Cranes segments were the primary drivers of the remaining increase in net sales and, combined, contributed approximately $736 million to the increase, as worldwide infrastructure and commodity needs continued to provide significant demand for our products. Excluding the favorable translation effect of foreign currency exchange rate changes and acquisitions, our Aerial Work Platforms and Construction segments declined by approximately $100 million from the prior year. We had moderate net sales growth in the Roadbuilding, Utility Products and Other segment.

Gross profit for the nine months ended September 30, 2008 increased $228.0 million when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes contributed approximately $128 million to gross profit. The increase in gross profit was driven by the strong sales in the Materials Processing & Mining and Cranes segments, which, excluding the favorable translation effect of foreign currency exchange rate changes, combined to contribute approximately $233 million of the increase. However, the Aerial Work Platforms and Constructions segments had lower gross profit of approximately $140 million, excluding the favorable translation effect of foreign currency exchange rate changes. The Roadbuilding, Utility Products and Other segment did not provide significant contribution to the increase in gross profit due to increasing costs.

SG&A costs increased for the nine months ended September 30, 2008 by $155.1 million when compared to the same period in 2007. The unfavorable translation effect of foreign currency exchange rate changes accounted for approximately $40 million of the SG&A increase. Each segment’s SG&A costs rose due to our continued investment in operational improvement initiatives, including supply chain management, global sales and service capabilities in developing markets, marketing, implementation of our management information system, and strategic sourcing initiatives.

Income from operations increased by $72.9 million for the nine months ended September 30, 2008 when compared to the same period in 2007. We experienced improvement in operating profit due to higher volume, pricing actions and the favorable translation effect of foreign currency exchange rate changes, partially offset by transactional foreign currency losses and higher SG&A costs.

Terex Aerial Work Platforms

	Nine Months Ended September 30,
	2008		2007
	% of Sales			% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,772.8	-	$1,751.9	-	1.2%
Gross profit	$427.9	24.1%	$502.6	28.7%	(14.9)%
SG&A	$174.7	9.9%	$144.1	8.2%	21.2%
Income from operations	$253.2	14.3%	$358.5	20.5%	(29.4)%

Net sales for the Aerial Work Platforms segment for the nine months ended September 30, 2008 increased $20.9 million when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes increased net sales by approximately $63 million. This increase was offset by approximately $46 million lower net sales due to an increased sales mix to high volume customers and competition in certain markets, which negatively affected average pricing.

Gross profit for the nine months ended September 30, 2008 decreased $74.7 million when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes positively affected gross profit by approximately $43 million. Gross profit decreased approximately $46 million due to an increased sales mix to high volume customers and competition in certain markets, which negatively affected average pricing. Higher input costs, primarily for steel, negatively affected gross profit by approximately $46 million. Transactional foreign currency losses decreased gross profit by approximately $20 million. Other costs primarily associated with warranty, product liability and distribution decreased gross profit by approximately $6 million.

SG&A costs for the nine months ended September 30, 2008 increased $30.6 million when compared to the same period in 2007. The increase resulted from expansion of our international sales distribution infrastructure, higher marketing costs associated with trade show activities, increased product line management, consulting and engineering costs, which combined, increased SG&A costs by approximately $16 million. Additionally, corporate cost allocation increased approximately $9 million over the prior year. Approximately $4 million of the increase was due to the unfavorable translation effect of foreign currency exchange rate changes.

Income from operations for the nine months ended September 30, 2008 decreased $105.3 million when compared to the same period in 2007. The decrease was due to the items noted above, particularly continued higher input costs not recovered in pricing.

Terex Construction

	Nine Months Ended September 30,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,543.4	-	$1,362.4	-	13.3%
Gross profit	$176.0	11.4%	$184.5	13.5%	(4.6)%
SG&A	$183.7	11.9%	$140.9	10.3%	30.4%
Income from operations	$(7.7)	(0.5)%	$43.6	3.2%	(117.7)%

Net sales in the Construction segment increased by $181.0 million for the nine months ended September 30, 2008 when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes accounted for approximately $90 million of the net sales increase. Acquisitions contributed approximately $138 million to the increase. These increases were offset by lower net sales volume of approximately $46 million in the Americas and the Europe, Middle East and Africa regions across most product lines.

Gross profit decreased $8.5 million for the nine months ended September 30, 2008 when compared to the same period in 2007. Higher input costs, particularly for steel, as well as transactional foreign currency losses decreased gross profit by approximately $36 million. Additionally, due to lower production levels, manufacturing overhead represented a greater percentage of production costs, resulting in a reduction to gross profit by approximately $14 million. These decreases were partially offset by the favorable translation effect of foreign currency exchange rate changes of approximately $14 million, which had a positive effect on gross profit. Acquisitions improved gross profit by approximately $15 million. Higher parts sales and decreased other costs of sales improved gross profit by approximately $13 million.

SG&A costs for the nine months ended September 30, 2008 increased $42.8 million when compared to the same period in 2007. Approximately $10 million of the increase was due to the unfavorable translation effect of foreign currency exchange rate changes. Approximately $14 million of the increase was due to acquisitions. We incurred approximately $11 million of higher costs related to selling, engineering and other manufacturing initiatives. Additionally, corporate cost allocation increased approximately $6 million over the prior year period.

Income from operations for the nine months ended September 30, 2008 decreased $51.3 million when compared to the same period in 2007, resulting primarily from higher production and SG&A costs.

As of September 30, 2008, the Construction segment, which is a reporting unit, did not meet the business performance expectations used in the annual goodwill impairment testing as of October 1, 2007.  The downturn in construction spending in both North America and Western Europe has negatively impacted the businesses in which this reporting unit operates. We have updated our forecast to address the impact of changes in business conditions and performed a goodwill impairment test as of September 30, 2008 for the construction reporting unit.  Our assessment of the construction reporting unit goodwill resulted in no impairment being evidenced at September 30, 2008.  We will continue to monitor the estimated fair value of the construction business for purposes of determining whether impairment is evidenced.  The amount of goodwill recorded for the construction reporting unit as of September 30, 2008 was $364.2 million.

Terex Cranes

	Nine Months Ended September 30,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,159.4	-	$1,571.9	-	37.4%
Gross profit	$473.2	21.9%	$313.0	19.9%	51.2%
SG&A	$172.6	8.0%	$140.0	8.9%	23.3%
Income from operations	$300.6	13.9%	$173.0	11.0%	73.8%

Net sales for the Cranes segment for the nine months ended September 30, 2008 increased by $587.5 million when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes on sales contributed approximately $185 million of the net sales increase. Higher prices added approximately $123 million to the increase. Approximately $281 million of the increase in net sales resulted from improvement in our product mix due to a demand shift towards larger crawler, rough-terrain and tower cranes, as well as from higher sales volume. Parts sales grew by approximately $29 million. These increases were partially offset by approximately $31 million of lower net sales from used cranes, rental equipment and tooling, primarily in Europe.

Gross profit for the nine months ended September 30, 2008 increased by $160.2 million when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes improved gross profit by approximately $46 million from the prior year period. Gross profit increased approximately $123 million from the effect of pricing actions. An advantageous mix of crawler, rough-terrain and tower cranes added approximately $39 million to the increase. These favorable trends were partially offset by higher input and warranty costs of approximately $34 million. Additionally, current period charges for a crane repair program of approximately $15 million lowered gross profit.

SG&A costs for the nine months ended September 30, 2008 increased $32.6 million over the same period in 2007. Approximately $17 million of the increase was due to the unfavorable translation effect of foreign currency exchange rate changes. We also incurred higher selling costs due to increased sales volume, engineering costs for product development, certain bad debt costs and increased administrative costs, which combined to increase SG&A costs by approximately $14 million. However, as a percentage of sales, our SG&A costs decreased.

Income from operations for the nine months ended September 30, 2008 increased $127.6 million over the same period in 2007. Income from operations in the first nine months of 2008 increased because of the positive translation effect of foreign currency exchange rate changes, higher sales volume and favorable product mix, and the impact of pricing actions.

Terex Materials Processing & Mining

	Nine Months Ended September 30,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,907.8	-	$1,438.7	-	32.6%
Gross profit	$451.6	23.7%	$310.1	21.6%	45.6%
SG&A	$180.9	9.5%	$140.8	9.8%	28.5%
Income from operations	$270.7	14.2%	$169.3	11.8%	59.9%

Net sales in the Materials Processing & Mining segment increased by $469.1 million in the nine months ended September 30, 2008 when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes accounted for approximately $78 million of the net sales increase. Approximately $144 million of the increase was due to net sales volume from continued solid demand for our products, particularly crushing and screening products and large mining excavators. This demand was driven by continued high commodity prices, combined with increased global mining operations, as well as European and developing market demand for crushing and screening products. An increased mix of crushing equipment, including new products in this line, added approximately $60 million to the increase. Pricing actions improved our sales by approximately $47 million. We also had approximately $53 million of higher parts sales in the current year. Approximately $58 million of the increase was attributable to the acquisition of SHM in the fourth quarter of 2007.

Gross profit increased by $141.5 million in the nine months ended September 30, 2008 when compared to the same period in 2007. The favorable translation effect of foreign currency exchange rate changes accounted for approximately $23 million of the increase. The increase was also due to the impact of pricing actions of approximately $47 million, as well as approximately $80 million from the volume increase in net sales, including parts, and more profitable product mix changes. These increases were offset in part by higher input costs, particularly steel, of approximately $9 million.

SG&A costs increased by $40.1 million in the nine months ended September 30, 2008 when compared to the same period in 2007. The unfavorable translation effect of foreign currency exchange rate changes added approximately $7 million to the increase. The increase in SG&A costs was partially due to approximately $8 million of selling and marketing expenses resulting from continued growth and certain trade show activities. Additionally, we incurred approximately $5 million of higher engineering costs for new product development. Other general and administrative costs increased approximately $17 million due to higher legal expenses, additional staffing to support growth, and higher allocation of corporate costs.

Income from operations for the Materials Processing & Mining segment in the nine months ended September 30, 2008 increased $101.4 million from the comparable period in 2007. The increase was a result of the items noted above, particularly higher sales volume and the impact of pricing actions, partially offset by higher SG&A costs associated with the segment’s growth.

Terex Roadbuilding, Utility Products and Other

	Nine Months Ended September 30,
	2008		2007
	% of Sales			% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$535.8	-	$496.5	-	7.9%
Gross profit	$84.2	15.7%	$72.0	14.5%	16.9%
SG&A	$70.9	13.2%	$68.0	13.7%	4.3%
Income from operations	$13.3	2.5%	$4.0	0.8%	232.5%

Net sales for the Roadbuilding, Utility Products and Other segment for the nine months ended September 30, 2008 increased $39.3 million when compared to the same period in 2007. The increase in net sales was primarily due to increased net sales to the U.S. government of approximately $35 million in the current year. The favorable translation effect of foreign currency exchange rate changes accounted for approximately $13 million of the net sales increase. We experienced improved demand for our roadbuilding products in Latin America, which contributed approximately $20 million to net sales. This was offset by lower demand for concrete mixer trucks and related parts, as well as other mobile roadbuilding products, of approximately $33 million, resulting from the downturn in North American residential construction markets. Our utility products business contributed approximately $16 million to the net sales increase. Net sales in the prior year included approximately $14 million for activities related to our re-rental fleet, which was wound down in that period, and a former truck manufacturing business, which were included within this segment.

Gross profit for the nine months ended September 30, 2008 increased $12.2 million when compared to the same period in 2007. Gross profit in the prior year was negatively impacted by approximately $3 million for costs related to the wind-down of our re-rental fleet. Gross profit in the roadbuilding business improved approximately $4 million over the prior year due to increased Latin American sales. Higher sales in our utility products business increased gross profit by approximately $3 million.

SG&A costs for the nine months ended September 30, 2008 increased $2.9 million when compared to the same period in 2007. The roadbuilding and utilities businesses incurred approximately $4 million in higher costs for increased selling, engineering, bad debt and trade show expenses in the current year period. Additionally, the unfavorable translation effect of foreign currency exchange rate changes added approximately $2 million to the increase. These were offset by approximately $4 million of non-recurring charges in the prior year related to the wind-down of our re-rental business.

Income from operations for the Roadbuilding, Utility Products and Other segment for the nine months ended September 30, 2008 increased $9.3 million when compared to the same period in 2007. The increase reflects the items noted above, including improved profitability in the roadbuilding and utility product businesses, as well as the negative impact in the prior year related to the wind-down of our re-rental business.

As of September 30, 2008, the roadbuilding reporting unit within the Roadbuilding, Utility Products and Other segment did not meet the business performance expectations used in the annual goodwill impairment testing as of October 1, 2007.  The downturn in the U.S. residential housing market and limited funding for U.S. infrastructure projects have negatively impacted the businesses in which this reporting unit operates. We have updated our forecast to address the impact of changes in business conditions and performed a goodwill impairment test as of September 30, 2008 for the roadbuilding reporting unit.  Our assessment of the roadbuilding reporting unit goodwill resulted in no impairment being evidenced at September 30, 2008.  We will continue to monitor the estimated fair value of the roadbuilding business for purposes of determining whether impairment is evidenced.  The amount of goodwill recorded for the roadbuilding reporting unit as of September 30, 2008 was $52.6 million.

Terex Corporate / Eliminations

	Nine Months Ended September 30,
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(106.0)	-	$(70.0)	-	(51.4)%
Income (loss) from operations	$(35.7)	33.7%	$(26.9)	38.4%	(32.7)%

Our consolidated results include the elimination of intercompany sales activity among segments. Corporate costs before allocations to the business segments increased, as we continued to invest in Company-wide initiatives, including our management information system, marketing programs, the people, systems and support to create leading supply chain management and manufacturing capabilities, and the necessary training to maximize the impact of the Terex Business System. Legal costs also increased in the first nine months of 2008 compared to the prior year period. These initiatives, coupled with infrastructure investments to handle growth in developing markets, contributed to approximately $35 million of costs incurred in the current year. These charges were partially offset by an increase of approximately $25 million in corporate costs allocated to the business segments in 2008 versus the prior year.

Interest Expense, Net of Interest Income

During the nine months ended September 30, 2008, our interest expense net of interest income was $57.7 million, or $25.6 million higher than the comparable period in the prior year. This increase was primarily related to an increase of $862.6 million in our debt balance from September 30, 2007, resulting in higher interest expense, partially offset by increased interest income from higher average cash balances.

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

Other Income (Expense) – Net

Other income (expense) – net for the nine months ended September 30, 2008 was income of $1.6 million, a decrease of $4.8 million when compared to the same period in the prior year. This was primarily due to approximately $2 million of foreign currency translation losses in the nine months ended September 30, 2008 compared to approximately $7 million in the same period for of the prior year. These losses were due to foreign denominated balances that were revalued in the functional currencies of the entities that hold them as foreign exchange rates changed.

Income Taxes

During the nine months ended September 30, 2008, we recognized income tax expense of $244.9 million on income before income taxes of $738.3 million, an effective rate of 33.2%, as compared to income tax expense of $243.4 million on income before income taxes of $683.3 million, an effective rate of 35.6%, for the nine months ended September 30, 2007. The effective tax rate for the nine months ended September 30, 2008 was lower than in the prior year period, primarily due to the mix of domestic and international business and the effect of reduced statutory rates in several European countries and discrete items, which had a positive impact in 2008. Additionally, the tax effect of a repayment of an intercompany loan in the first quarter of 2007 had a negative impact in the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets. We believe that cash generated from operations, together with access to our bank credit facilities and cash on hand, provide adequate liquidity to meet our operating and debt service requirements. We had cash and cash equivalents of $487.9 million at September 30, 2008. In addition, we had $393.3 million available for borrowing under our revolving credit facilities at September 30, 2008. We are delaying certain capital spending projects and are not currently purchasing shares under our share repurchase program in an effort to maintain liquidity in view of current conditions in the economy and credit markets. We believe these measures, in conjunction with our anticipated actions to reduce costs and working capital, will provide us with sufficient liquidity to execute our key business plans.

Generating cash from operations depends primarily on our ability to earn net income through the sales of our products and to manage our investment in working capital. We continue to focus on collecting receivables in a timely manner. Consistent with past practice, each quarter we sell receivables to various third party financial institutions through several pre-arranged facilities. During the third quarter of 2008 and 2007, we sold, without recourse, accounts receivable approximating 8% and 11%, respectively, of our third quarter net sales, to provide additional liquidity. The discontinuance of these facilities could reduce our liquidity.

Even though inventory levels have risen, we remain focused on increasing inventory turns by sharing, throughout our Company, many of the best practices and lean manufacturing processes that several of our business units have implemented successfully. We continue to experience challenges with supplier capacities and deliveries. Despite high current levels of inventory, substantial effort has gone into reviewing and improving our materials planning and forecasting methods. We expect these initiatives to reduce the level of inventory needed to support our business and allow us to reduce our manufacturing lead times, thereby reducing our working capital requirements.

We are currently adjusting production and incoming material levels as appropriate in relation to slowing end market demand for our aerial work platforms, construction and materials processing businesses, where the impact on inventory reduction is only starting to take effect. The adjustments to production levels and curtailment of incoming material in our aerial work platforms, construction and materials processing businesses are expected to reduce inventory levels, and we will carefully manage incoming material in the cranes and mining businesses as well to match the growth expectations of these businesses.

Our ability to generate cash from operations is subject to numerous factors, including the following:

•

Many of our customers fund their purchases through third party finance companies that extend credit based on the credit worthiness of the customers and the expected residual value of our equipment. Changes in customers’ credit profile, used equipment values or the willingness of third party finance companies to extend credit may impact the ability of customers to purchase equipment. Given current economic conditions and the lack of liquidity in the global credit markets, there can be no assurance that third party finance companies will continue to extend credit to our customers as they have in the past.

•	As our sales levels change, the absolute amount of working capital needed to support our business may change.
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

•

Our suppliers extend payment terms to us based on our overall credit standing. Declines in our credit rating may impact suppliers’ willingness to extend terms and in turn increase the cash requirements of our business.

•

Sales of our products are subject to general economic conditions, weather, competition and the translation effect of foreign currency exchange rate changes, and other factors that in many cases are outside our direct control. For example, during periods of economic uncertainty, our customers may delay purchasing decisions, which could have a negative impact on cash generated from operations. Currently, the financial markets are experiencing significant turbulence, and we expect that this will slow world economic growth over the near term.  While we believe the actions taken by governments and central banks will restore global liquidity, the depth and duration of economic decline and the timing and strength of the recovery are very uncertain. Accordingly, we anticipate that many of our customers may delay capital spending over the near term.

We negotiate, when possible, advance payments from our customers for products with long lead times to help fund the substantial working capital investment in these products.

In 2007, we used cash in the first quarter and generated cash in the rest of the year. We expect our cash flow performance for the remainder of 2008 to be heavily influenced by our ability to reduce working capital, driven by efficiency improvements, easing of supplier constraints and reductions of incoming materials and finished goods inventory. We expect to generate positive operating cash flows for the remainder of the year.

To help fund our cash expenditures, we have maintained cash balances and a revolving line of credit in addition to term borrowings from our bank group. Our bank credit facilities provide us with a revolving line of credit of up to $700 million that is available through July 14, 2012 and term debt of $200 million that will mature on July 14, 2013. The revolving line of credit consists of $500 million of available domestic revolving loans and $200 million of available multicurrency revolving loans. The credit facilities also provide for incremental loan commitments of up to $300 million, which may be extended at the option of the lenders, in the form of revolving credit loans, term loans or a combination of both.

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

The interest rates charged under our bank credit facilities are subject to adjustment based on our consolidated leverage ratio. As of September 30, 2008, we had a balance of $205.0 million outstanding under the revolving credit component of our bank credit facilities. The weighted average interest rate on the outstanding portion of the revolving credit component of our bank credit facilities was 5.00% at September 30, 2008. We did not have an outstanding balance under our revolver at December 31, 2007. The weighted average interest rate on the term loans under our bank credit facilities was 5.51% and 6.58% at September 30, 2008 and December 31, 2007, respectively.

We anticipate that acquisitions will be a part of our long-term growth strategy, but recent volatility in the financial markets and limited access to capital may slow further acquisition activity in the near term. We intend to use a portion of our liquidity to judiciously fund internal expansion activities, including capital expenditures. On February 26, 2008, we acquired ASV for an aggregate purchase price of approximately $457 million, net of cash acquired. We also completed smaller acquisitions during 2008 that, taken together, had an aggregate purchase price of less than $30 million.

On August 11, 2008, we announced that we had reached a definitive agreement to acquire the port equipment businesses of Fantuzzi Industries S.a.r.l. (“Fantuzzi”) for total consideration of approximately €215 million. Fantuzzi designs, manufactures, and services port equipment, with factories in Italy, Germany and China, as well as sales and service branches around the world. Fantuzzi had 2007 revenues of approximately €447 million. The transaction is subject to customary closing conditions, including regulatory approval, and is anticipated to close in the fourth quarter of 2008. The results of Fantuzzi will be included in the Cranes segment from the date of acquisition.

In December 2006, our Board of Directors authorized the repurchase of up to $200 million of our outstanding common shares through June 30, 2008. In December 2007, our Board of Directors increased the share repurchase program by $500 million, bringing the total amount that may be repurchased to $700 million, and extended the expiration date for the program through June 30, 2009. In July 2008, our Board of Directors increased the program by $500 million, bringing the total amount that may be repurchased through June 30, 2009, to $1.2 billion. During the nine months ended September 30, 2008, we repurchased 7.4 million shares for $395.5 million under this program. In total, we have repurchased 9.8 million shares for approximately $562 million through September 30, 2008, under this program. We are not currently purchasing shares, due to volatility in the credit markets and our desire to maintain liquidity. However, we remain committed to complete the program when access to the capital markets is clearer.

Recent deterioration in the securities markets has reduced the value of certain assets included in our defined benefit pension plans, the effect of which has not been reflected in the accompanying condensed consolidated financial statements.  There is the potential that the assumptions we have used will differ materially from actual results. Declines in the value of plan assets could impact Stockholders’ Equity and result in increased total pension costs for 2009 as compared to total pension costs expected during 2008. Further declines in the value of plan assets may result in the need for additional cash contributions during 2009 in accordance with funding requirements.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix without substantially increasing risk.

Our ability to access the capital markets to raise funds through the sale of equity or debt securities is subject to various factors, some specific to us, and others related to general economic and/or financial market conditions. These include results of operations, projected operating results for future periods and debt to equity leverage. In July 2007, we filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) to simplify the process of accessing the capital markets. Currently, due to the high degree of uncertainty in capital markets, our access to these markets is limited, and will likely continue to be limited until market stability re-emerges. Our ability to access the capital markets is also subject to our timely filing of periodic reports with the SEC. In addition, the terms of our bank credit facility and senior subordinated notes restrict our ability to make further borrowings and to sell substantial portions of our assets.

Cash Flows

Cash used in operations for the nine months ended September 30, 2008 totaled $35.1 million, compared to cash used in operations of $34.5 million for the nine months ended September 30, 2007. While cash usage in the nine months ended September 30, 2008 was consistent with that of the same period in the prior year, certain elements making up our cash usage differed. In 2008, we used approximately $67 million more cash for working capital than we did in 2007. In 2008, we received approximately $85 million less cash for customer advance payments, than we did in 2007, which included several large prepayments of equipment orders. However, in 2008 we had approximately $54 million higher net income, than in 2007. In 2008, the liabilities for income taxes, products and warranties increased by approximately $44 million more than the payments for these items when compared to the same period in 2007. Additionally, adjustments to reconcile net income for depreciation, amortization and deferred taxes were higher by approximately $47 million in 2008 than in 2007.

Cash used in investing activities for the nine months ended September 30, 2008 was $549.3 million, or $486.8 million more cash used in investing activities than for the nine months ended September 30, 2007. This increase was primarily due to the acquisition of ASV for approximately $457 million net of cash acquired, as well as higher capital expenditures partially supporting capacity expansion.

We used cash for financing activities of $182.9 million for the nine months ended September 30, 2008, compared to cash used in financing activities for the nine months ended September 30, 2007 of $99.7 million. We used $323.9 million more cash during the first nine months of 2008 than in 2007 to purchase shares of our common stock pursuant to our $1,200 million share repurchase program. Additionally, in the nine months ended September 30, 2007, we redeemed $200 million principal amount of the 9-1/4% Notes, offset by approximately $67 million of incremental net borrowings under our credit facilities during the nine months ended September 30, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

Our customers, from time to time, fund the acquisition of our equipment through third-party finance companies. In certain instances, we may provide a credit guarantee to the finance company, by which we agree to make payments to the finance company should the customer default. Our maximum liability generally is limited to the finance company’s net exposure to the customer at the time of default. In the event of customer default, we are generally able to recover and dispose of the equipment at a minimum loss, if any, to us.

As of September 30, 2008, our maximum exposure to such credit guarantees was $225.8 million, including total credit guarantees issued by Terex Demag, part of our Cranes segment, and Genie, part of our Aerial Work Platforms segment, of $139.0 million and $48.3 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

Given current economic conditions, there can be no assurance that historical credit default experience will be indicative of future results. Our ability to recover losses experienced from our guarantees may be affected by economic conditions in effect at the time of loss.

We issue, from time to time, residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. As described in Note O – “Litigations and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $40.8 million at September 30, 2008. The risk to us associated with these guarantees is mitigated because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of September 30, 2008, our maximum exposure pursuant to buyback guarantees was $142.0 million. The risk to us for these guarantees is mitigated because the timing of the buybacks is staggered and we leverage our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Condensed Consolidated Balance Sheet of approximately $20 million and $19 million for the estimated fair value of all guarantees provided as of September 30, 2008 and December 31, 2007, respectively.

Given current economic conditions, there can be no assurance that our historical experience in used equipment markets will be indicative of future results. Our ability to recover losses experienced from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

Variable Interest Entities

On September 30, 2008, we sold our forty percent (40%) interest in Terex Financial Services Holding B.V. (“TFSH”), our joint venture originally entered into on September 18, 2002, to the European financial institution which owned the majority sixty percent (60%) interest in TFSH. As defined by Financial Accounting Standard Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” TFSH was a variable interest entity. Based on the legal, financial and operating structure of TFSH, we have concluded that we were not the primary beneficiary of TFSH and that we did not control the operations of TFSH. Accordingly, we did not consolidate the results of TFSH into our consolidated financial results. We applied the equity method of accounting for our investment in TFSH. The sale of TFSH resulted in a loss of $0.5 million, which was recorded in Other income (expense), which is subject to certain post-closing adjustments.

Sale-Leaseback Transactions

Our rental business generally rents equipment to customers on a month-to-month basis with an average rental period of four to five months. To better match cash outflows in the rental business to cash inflows from customers, we finance the equipment through a series of sale-leasebacks classified as operating leases. The leaseback period is typically 60 months in duration. At September 30, 2008, the historical cost of equipment being leased back from the financing companies was approximately $29 million and the minimum lease payments for the remainder of 2008 will be approximately $1 million.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which we do business are the Euro and British Pound. We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At September 30, 2008, we had foreign exchange contracts with a notional value of $1,326.7 million.

We manage exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintaining an on-going balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary.

See “Quantitative and Qualitative Disclosures About Market Risk” below for a discussion of the impact that changes in foreign currency exchange rates and interest rates may have on our financial performance.

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over LIBOR. At September 30, 2008, the floating rate was 5.62%. In a prior year, we entered into an interest rate agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of our 7-3/8% Senior Subordinated Notes. To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million. We recorded this loss as an adjustment to the carrying value of the hedged debt and are amortizing it through the debt maturity date.

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability and warranty claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations and guarantees. Many of the exposures are unasserted or the proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any of our costs. However, we do not believe that these contingencies and uncertainties will, in the aggregate, have a material adverse effect on us. When it is probable that a loss has been incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

As disclosed in our prior filings, we have received subpoenas and requests for information from the SEC and the U.S. Attorney’s office commencing on May 9, 2005 with respect to a matter entitled “In the Matter of United Rentals, Inc.” The requested information generally relates to four transactions involving us and our subsidiaries, on the one hand, and United Rentals, Inc., on the other, in 2000 and 2001. We have been cooperating with the requests of the SEC and the U.S. Attorney in this matter.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have not elected to apply this provision to our existing financial instruments as of September 30, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141R retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141R changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is prohibited. The effects of SFAS No. 141R will depend on future acquisitions.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS No. 162 is similar to the definition in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS No. 69”). SFAS No. 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 will not have a material effect on our financial statements because we have utilized the guidance within SAS No. 69.

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

At September 30, 2008, we performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by an additional 10% in relation to amounts reflected in the financial statements for the nine months ended September 30, 2008, would have had a incremental translation effect that would have changed our operating income by approximately $16 million in 2008.

We assess foreign currency risk based on transactional cash flows and identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures. At September 30, 2008, we had foreign exchange contracts with a notional value of $1,326.7 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a liability of $0.8 million at September 30, 2008. On a mid to long-term basis, we are considering changes in our manufacturing locations to target closer alignment with our customers, which would also help mitigate our exposure to currency fluctuations.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an on-going balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary. At September 30, 2008, approximately 53% of our debt was floating rate debt and the weighted average interest rate for all debt was approximately 6.51%.

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

At September 30, 2008, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at September 30, 2008 would have increased interest expense by approximately $3 million in the nine months ended September 30, 2008.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2008, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2008.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In July 2008, we implemented an integrated suite of enterprise software at two businesses as part of a multi-year global implementation program. The implementation has involved changes to certain processes and related internal controls over financial reporting. We have reviewed the system and the controls affected and made appropriate changes as necessary.

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

We are involved in certain claims and litigation arising in the ordinary course of business, which are not considered material to our financial position, financial operations or cash flow. For information concerning litigation and other contingencies see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Uncertainties.”

Item 1A.	Risk Factors

The risk factors presented below entitled “Some of our customers rely on financing with third parties to purchase our products” and “Our business is affected by the cyclical nature of the markets we serve” updates and replaces the similarly named risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. In addition, we have added a risk factor below entitled “We could face limitations on our ability to access the capital markets” that should be considered in addition to the risk factors disclosed in our Annual Report. There have been no other material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Some of our customers rely on financing with third parties to purchase our products.

We rely on sales of our products to generate cash from operations. A significant portion of our sales are financed by third party finance companies on behalf of our customers. The availability of financing by third parties is affected by general economic conditions, the credit worthiness of our customers and the estimated residual value of our equipment. Deterioration in the credit quality of our customers or the estimated residual value of our equipment could negatively impact the ability of our customers to obtain the resources they need to make purchases of our equipment. Given the current economic conditions and the lack of liquidity in the global credit markets, there can be no assurance that third party finance companies will continue to extend credit to our customers as they have in the past. Given the lack of liquidity, our customers may be compelled to sell their equipment at less than fair value to raise cash, which could have a negative impact on residual values of our equipment. These economic conditions could have a material adverse effect on demand for our products and on our financial condition and operating results.

Our business is affected by the cyclical nature of the markets we serve.

Demand for our products depends upon general economic conditions in the markets in which we compete. Our sales depend in part upon our customers’ replacement or repair cycles. Adverse economic conditions, including a decrease in commodity prices and the recent deterioration in the worldwide financial markets, may cause customers to forego or postpone new purchases in favor of repairing existing machinery. Downward economic cycles may result in reductions in sales of our products, which may reduce our profits. We have taken a number of steps and will continually review our operations to reduce our costs, including but not limited to downsizing our employee base, exiting certain facilities and diversifying our business to decrease the negative impact of these cycles. There can be no assurance, however, that these steps will mitigate the negative impact of the recent deterioration in economic conditions.

We could face limitations on our ability to access the capital markets.

Our ability to access the capital markets to raise funds through the sale of equity or debt securities is subject to various factors, including general economic and/or financial market conditions. The current conditions of the financial markets have adversely affected the availability of credit and liquidity resources and our access to capital markets is limited until stability re-emerges in these markets.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	The following table provides information about our purchases during the quarter ended September 30, 2008 of our common stock that is registered by us pursuant to the Exchange Act.
	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)

July 1, 2008 - July 31, 2008	2,127,783		$47.00	2,127,783	$737,974

August 1, 2008 - August 31, 2008	2,008,064	(1)	$47.92	2,007,875	$641,762

September 1, 2008 - September 30, 2008	74,994		$50.51	74,994	$637,674

Total	4,210,841		$47.50	4,210,652	$637,974

(1)	In August 2008, the Company accepted 189 shares of our common stock from an employee of the Company as payment of option exercise prices.

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

TEREX CORPORATION
(Registrant)

Date: November 3, 2008	/s/ Phillip C. Widman
Phillip C. Widman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2008	/s/ Jonathan D. Carter
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

4.5

Supplemental Indenture, dated June 25, 2008, between Terex Corporation and HSBC Bank USA, National Association relating to 7-3/8% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.5 of the Form 10-Q for the quarter ended June 30, 2008 of Terex Corporation, Commission File No. 1-10702).

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
10.7

Terex Corporation Amended and Restated 2000 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008).

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

10.11

Terex Corporation Amended and Restated 2004 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008).

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

10.17

Amendment to the Terex Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008).

10.18

Terex Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008).

10.19

Summary of material terms of Terex Corporation Outside Directors’ Compensation Program (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 13, 2006 and filed with the Commission on December 19, 2006).

10.20

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

10.22

Guarantee and Collateral Agreement dated as of July 14, 2006 among Terex Corporation, certain of its subsidiaries and Credit Suisse, as Collateral Agent (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated July 14, 2006 and filed with the Commission on July 17, 2006).

10.23

Supplement No. 1, dated June 25, 2008, to the Guarantee and Collateral Agreement dated July 14, 2006 among Terex Corporation, certain of its subsidiaries and Credit Suisse, as Collateral Agent (incorporated by reference to Exhibit 10.21 of the Form 10-Q for the quarter ended June 30, 2008 of Terex Corporation, Commission File No. 1-10702).

10.24

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

10.25

Amended and Restated Employment and Compensation Agreement, dated October 14, 2008, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.5 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008).

10.26

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

10.29

Employment Letter dated as of November 8, 2006 between Terex Corporation and Thomas J. Riordan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated November 13, 2006 and filed with the Commission on November 13, 2006).

10.30

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