Form 10-K
period 2008-12-31
TEREX CORP
filed 2009-02-27
CIK 97216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File Number 1-10702

TEREX CORPORATION
(Exact Name of Registrant as Specified in Charter)
DELAWARE	34-1531521
(State of incorporation)	(I.R.S. Employer Identification No.)

200 NYALA FARM ROAD, WESTPORT, CONNECTICUT	06880
(Address of principal executive offices)	(Zip Code)

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
YES  ☐                 NO  ☒
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $4,987 million based on the last sale price on June 30, 2008.

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK OUTSTANDING WAS
95.0 MILLION AS OF FEBRUARY 19, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

TEREX CORPORATION AND SUBSIDIARIES
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2008

As used in this Annual Report on Form 10-K, unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”  This Annual Report on Form 10-K generally speaks as of December 31, 2008, unless specifically noted otherwise.

Forward-Looking Information

Certain information in this Annual Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Uncertainties.”  In addition, when included in this Annual Report or in documents incorporated herein by reference, the words “may,” “expects,” “intends,” “anticipates,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

•	Our business is cyclical and weak general economic conditions may affect the sales of our products and financial results;
•	our ability to access the capital markets to raise funds and provide liquidity;
•	our business is sensitive to fluctuations in government spending;
•	our business is very competitive and may be affected by our cost structure, pricing, product initiatives and other actions taken by competitors;
•	a material disruption to one of our significant facilities;
•	our retention of key management personnel;
•	the financial condition of suppliers and customers, and their continued access to capital;
•	our ability to obtain parts and components from suppliers on a timely basis at competitive prices;
•	our ability to timely manufacture and deliver products to customers;
•	the need to comply with restrictive covenants contained in our debt agreements;
•	our business is global and subject to changes in exchange rates between currencies, as well as international politics, particularly in developing markets;
•	the effects of changes in laws and regulations;
•	possible work stoppages and other labor matters;
•	compliance with applicable environmental laws and regulations;
•	litigation and product liability claims and other liabilities;
•	investigations by the United States Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”);
•	our implementation of a global enterprise system and its performance; and
•	other factors.

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

PART I

ITEM 1.             BUSINESS

GENERAL

Terex is a diversified global manufacturer of capital equipment focused on delivering reliable, customer relevant solutions for the construction, infrastructure, quarrying, surface mining, shipping, transportation, power and energy industries.  Through December 31, 2008, we operated in five reportable segments: (i) Terex Aerial Work Platforms, (ii) Terex Construction, (iii) Terex Cranes, (iv) Terex Materials Processing & Mining and (v) Terex Roadbuilding, Utility Products and Other.

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

Our Company was incorporated in Delaware in October 1986 as Terex U.S.A., Inc.  We have grown tremendously since that time, achieving $9.9 billion of net sales in 2008, up from $9.1 billion of net sales in 2007.  While much of our historic growth had been achieved through acquisitions, a majority of our recent growth has been generated from existing operations.  Since 2004, we have focused on becoming a superb operating company under the Terex franchise.

As we have grown, our business has become increasingly international in scope, with products manufactured in North and South America, Europe, Australia and Asia and sold worldwide.  We are focusing on expanding our business globally, with an increased emphasis on developing markets such as China, India, Russia, the Middle East and Latin America.

Effective January 1, 2009, we realigned certain operations in an effort to capture market synergies and streamline our cost structure.  Our Roadbuilding businesses, formerly part of our Roadbuilding, Utility Products and Other segment, will now be consolidated within our Construction segment.  Our Utility Products businesses, formerly part of our Roadbuilding, Utility Products and Other segment, will now be consolidated within our Aerial Work Platforms segment.  Certain other businesses that were included in the Roadbuilding, Utility Products and Other segment will now be reported in Corporate and Other, which includes eliminations among our segments.  Additionally, our truck-mounted articulated hydraulic crane line of business produced in Delmenhorst and Vechta, Germany, formerly part of our Construction segment, will now be consolidated within our Cranes segment.  The segment disclosures included herein do not reflect these realignments.  We will give effect to these realignments in our segment reporting for financial reporting periods beginning January 1, 2009, at which point the Roadbuilding, Utility Products and Other segment will cease to be a reportable segment.

For financial information about our industry and geographic segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note B - “Business Segment Information” in the Notes to the Consolidated Financial Statements.

AERIAL WORK PLATFORMS

Our Aerial Work Platforms segment designs, manufactures, refurbishes and markets aerial work platform equipment, telehandlers, power products and construction trailers. Products include material lifts, portable aerial work platforms, trailer-mounted articulating booms, self-propelled articulating and telescopic booms, scissor lifts, telehandlers, construction trailers, trailer-mounted light towers, power buggies, portable generators, related components and replacement parts, and other products. Customers use our products to construct and maintain industrial, commercial and residential buildings and facilities, as well as in a wide range of infrastructure projects.  We market our Aerial Work Platforms products principally under the Terex® and Genie® brand names and the Terex® name in conjunction with certain historic brand names.

Aerial Work Platforms has the following significant manufacturing operations:

•	Aerial work platform equipment is manufactured in Redmond and Moses Lake, Washington, Perugia, Italy and Coventry, England;

•	Construction trailers are manufactured in Elk Point, South Dakota;

•	Telehandlers are manufactured in Baraga, Michigan and Perugia, Italy; and

•	Trailer-mounted light towers, trailer-mounted articulated booms, power buggies and generators are manufactured in Rock Hill, South Carolina.

We have aerial work platform refurbishment facilities located in Waco, Texas and Modesto, California.

We are in the process of developing a facility in Changzhou, China for the manufacture of aerial work platform equipment.

CONSTRUCTION

Our Construction segment designs, manufactures and markets two primary categories of construction equipment and their related components and replacement parts:

•	Heavy construction equipment, including off-highway trucks, scrapers, hydraulic excavators, large wheel loaders and material handlers; and
•
Compact construction equipment, including loader backhoes, truck-mounted articulated hydraulic cranes, compaction equipment, mini and midi excavators, site dumpers, compact track loaders, skid steer loaders and wheel loaders.

Construction, forestry, rental, mining, industrial and government customers use these products in construction and infrastructure projects and in coal, minerals, sand and gravel operations. We market our Construction products principally under the Terex® brand name and the Terex® name in conjunction with certain historic brand names.

Construction has the following significant manufacturing operations:

Heavy Construction Equipment

•	Off-highway rigid haul trucks and articulated haul trucks and scrapers are manufactured in Motherwell, Scotland;

•	Wheel loaders are manufactured in Crailsheim, Germany;

•	Excavators and material handlers are manufactured in Ganderkesee, Germany; and

•	Material handlers are manufactured in Bad Schoenborn, Germany.

Compact Construction Equipment

•
Compact track loaders are manufactured in Grand Rapids, Minnesota, chassis components for compact track loaders are manufactured in Cohasset, Minnesota and crawler conversion parts for compact track loaders and aerial work platform products are manufactured in Casselton, North Dakota;

•	Site dumpers, compaction equipment and loader backhoes, as well as equipment for the Terex Aerial Work Platforms segment, are manufactured in Coventry, England;

•	Small and midsized wheel loaders, mini excavators and midi excavators are manufactured in Langenburg, Gerabronn, Rothenburg, Crailsheim and Clausnitz, Germany;

•	Truck-mounted articulated hydraulic cranes are manufactured in Delmenhorst and Vechta, Germany;

•	Loader backhoes and skid steer loaders are manufactured for the Indian market in Greater Noida, Utter Pradesh, India; and

•	Mini excavators are manufactured for the Chinese market in Sanhe, China.

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

CRANES

Our Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck-mounted cranes (boom trucks) and telescopic container stackers, as well as their related replacement parts and components.  These products are used primarily for construction, repair and maintenance of commercial buildings, manufacturing facilities and infrastructure.  We market our Cranes products principally under the Terex® brand name and the Terex® name in conjunction with certain historic brand names.

Cranes has the following significant manufacturing operations:

•	Rough terrain cranes are manufactured in Crespellano, Italy;

•	All terrain cranes, truck cranes and telescopic container stackers are manufactured in Montceau-les-Mines, France;

•	Rough terrain cranes, truck cranes and truck-mounted cranes are manufactured in Waverly, Iowa;

•	Truck cranes are manufactured in Luzhou, China;

•	Lift and carry cranes are manufactured in Brisbane, Australia;

•	Tower cranes are manufactured in Fontanafredda and Cusano Milanino, Italy;

•	Lattice boom crawler cranes and tower cranes are manufactured in Wilmington, North Carolina; and

•	Lattice boom crawler and wheel-mounted cranes, as well as all terrain cranes, are manufactured in Zweibruecken, Wallerscheid and Bierbach, Germany and Pecs, Hungary.

We plan to begin the manufacture of tower crane components at our facility in Tianjin, China.

MATERIALS PROCESSING & MINING

Our Materials Processing & Mining segment designs, manufactures and markets materials processing equipment (including crushers, impactors, washing systems, screens and feeders), hydraulic mining excavators, highwall mining equipment, high capacity surface mining trucks, drilling equipment, related components and replacement parts, and other products.  Construction, mining, quarrying and government customers use these products in construction and infrastructure projects and commodity mining.  We market our Materials Processing & Mining products principally under the Terex® and Powerscreen® brand names and the Terex® name in conjunction with certain historic brand names.

Materials Processing & Mining has the following significant manufacturing operations:

•	Hydraulic mining excavators are manufactured in Dortmund, Germany;

•	Drilling equipment and tools are manufactured in Denison, Texas and Halifax, England;

•	High capacity surface mining trucks are manufactured, and components for other Terex businesses are fabricated, in Acuña, Mexico;

•	Highwall mining equipment is manufactured in Beckley, West Virginia;

•
Materials processing equipment is manufactured in Melbourne, Australia, Subang Jaya, Malaysia, Chomburi, Thailand, Durand, Michigan, Coalville, England, Omagh, Northern Ireland, and Dungannon, Northern Ireland; and

•	Materials processing equipment, along with asphalt pavers for the Terex Roadbuilding, Utility Products and Other segment, are manufactured in Cedar Rapids, Iowa.

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

We are in the process of developing a facility in Hosur, India for the manufacture of crushing and screening equipment.  We plan to begin the manufacture of hydraulic mining excavators at our facility in Tianjin, China.

ROADBUILDING, UTILITY PRODUCTS AND OTHER

Our Roadbuilding, Utility Products and Other segment designs, manufactures and markets asphalt and concrete equipment (including pavers, transfer devices, plants, mixers, reclaimers/stabilizers, placers and cold planers), landfill compactors, bridge inspection and utility equipment (including digger derricks, aerial devices and cable placers), as well as related components and replacement parts.  Government, utility, infrastructure and construction customers use these products to build roads and bridges, construct and maintain utility lines, trim trees and for other commercial operations.  We market our Roadbuilding, Utility Products and Other products principally under the Terex® brand name and the Terex® name in conjunction with certain historic brand names.

Roadbuilding, Utility Products and Other has the following significant manufacturing operations:

•	Cold planers, reclaimers/stabilizers, asphalt plants, concrete plants, concrete pavers, concrete placers and landfill compactors are manufactured in Oklahoma City, Oklahoma;

•	Asphalt pavers and transfer devices are manufactured in Cedar Rapids, Iowa;

•	Asphalt pavers and asphalt plants are manufactured in Cachoeirinha, Brazil;

•	Concrete pavers are manufactured in Canton, South Dakota and Opglabbeek, Belgium;

•	Bridge inspection equipment is manufactured in Rock Hill, South Carolina;

•	Front and rear discharge concrete mixer trucks are manufactured in Fort Wayne, Indiana; and

•	Utility aerial devices and digger derricks are manufactured in Watertown, South Dakota.

We also own much of the North American distribution channel for the utility products group.  These operations sell, service and rent our utility aerial devices and digger derricks as well as other products that service the utility industry.  They also provide parts and service support for a variety of other Terex® products, including concrete mixers and aerial devices.  We also operate a fleet of rental utility products in the United States and Canada.

We also assist customers in their rental, leasing and acquisition of our products.  We facilitate loans and leases between our customers and various financial institutions under the name Terex Financial Services (“TFS”) in the United States, Europe and elsewhere.

BUSINESS STRATEGY

Successful companies in challenging times balance the short-term needs of cash generation and reducing costs with the long-term needs of investing in and strengthening their core businesses.  This will continue to be our focus throughout this demanding economic environment.

Short-Term

We believe that the coming year will be challenging.  In an environment of tight credit, declining economic activity and constrained access to investment capital, disciplined management of cash flow will be critical to our business success.  While we do not anticipate significant difficulties with overall liquidity, we do believe that sound management of day-to-day operations and sound decision-making about business investments will improve our overall liquidity and increase our flexibility to make value-adding investments in our future.  While cash management is always a focus for our Company, it will be even more so in the current environment.

We believe that the present environment may offer opportunities to strengthen and improve on our business positions around the world.  Disciplined cash management and our continued, although more limited, access to external capital during these challenging times could provide opportunities to invest in our businesses in ways that will strengthen us for the market recovery.  We continually manage a pipeline of both internal and external investment opportunities and, although our investment thresholds will be higher, we will continue to act when the right opportunities present themselves.

Long-Term

Despite these challenging times, our purpose remains to improve the lives of people around the world.  Our mission is to delight our current and future construction, infrastructure, mining and other customers with value added offerings that exceed their current and future needs.  To achieve our mission we must attract the best people by creating a Terex culture that is safe, exciting, creative, fun and embraces continuous improvement.

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

We operate our business based on our value system, “The Terex Way,” that helps define our culture.  The Terex Way is based on six key values:

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

•	Servant Leadership: Servant leadership requires service to others, humility, authenticity and leading by example. We work to serve the needs of our customers, investors and team members.
•	Courage: Courage entails willingness to take risks, responsibility, action and empowerment. We have the courage to make a difference even when it is difficult.
•	Citizenship: Citizenship means social responsibility and environmental stewardship. We respect all people’s values and cultures and are good global, national and local citizens.

One example of how The Terex Way improves our business is our commitment to safety both for our team members in the workplace and for the operators of our equipment.  We strive to design and manufacture quality products that are safe to use and operate in an environmentally conscious manner.  We are dedicated to ensuring that the safety and health of our team members is protected through appropriate work practices, training and procedures.  In 2008, we implemented a new process to investigate accidents and put into place corrective measures to help ensure that similar accidents do not occur anywhere else in our Company.  As a result of this and other safety initiatives, we reduced Terex lost time injuries in 2007 and 2008 by approximately 25% each year and our goal in 2009 is to further reduce Terex lost time injuries by another 25%.

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

Leadership Commitment for Competitive Advantage is the first foundational element for the Terex Business System.  The commitment of our leaders to the Terex Business System and its principles is the best way to increase our chances of success going forward.  Our leaders set a compelling vision about an exciting, shared future and work to foster trust and teamwork among our team members.

Superb Human Resource Practices is the second foundational element in the Terex Business System.  Our team members are the Company’s most valuable asset.  We are committed to making Terex a preferred place to work filled with energized people who share the Terex values and culture.  We aim to acquire, develop and retain diverse and agile team members.

Customer Driven Business Processes is the third foundational element in the Terex Business System and deals with how we conduct our business by focusing on our customer.  We endeavor to engage in activities across Terex, which deliver value to our customers and constantly work to eliminate the waste of non-value added activities.  We strive to create and improve our business processes in a way that is organized around the customer.  Our process initiatives focus on continuous improvement, quality, speed and simplicity.

The foundation of the TBS House supports the four pillars of the Terex Business System:

•	Achieving Intense Customer Focus;
•	Planning Excellence and Annual Deployment;
•	Developing Operational Excellence Across the Entire Value Chain; and
•	Rapidly Delivering New Products and Services.

Achieving Intense Customer Focus represents the importance of our customer to our business success.  Terex is committed to being customer-centric, to meet or exceed customer needs in all aspects of our products and services.  This requires an intense understanding of what our customers need and striving to satisfy them.  We aim to build relationships with our customers that they can depend on and that makes it easier for our customers to do their jobs.  We understand that our success will flow from our customers’ success, and that the value of our products is defined and determined by our customers.

Planning Excellence and Annual Deployment recognizes that we must have well defined initiatives and action plans in order to achieve our objectives.  This requires dedication to planning to achieve the strategic intent of our business, based on quality information about our customers, competitors, markets, economic trends and technological developments.  We must deploy our assets appropriately to align our business performance with our objectives.  In the spirit of continuous improvement, we are committed to reviewing our performance based on critical metrics and improving our planning based on our progress.

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

Rapidly Delivering New Products and Services means acting on the voice of the customer and quickly moving to develop products and services that better meet and exceed customer expectations.  It involves listening to the customer’s needs and wants, understanding them, and then optimizing design and production efforts to best deliver new products.  This requires innovation and efficiency, and a commitment beyond providing products to also providing the services that are an important part of the overall customer experience.

With our purpose, mission and vision in mind, using the Terex Business System as our framework, and operating based on the values of The Terex Way, we have launched key strategic initiatives to drive our future success.  Some of these initiatives on which we will focus in the coming year include:

Strategic Sourcing.  We are in the process of developing and implementing best in class capability in supply chain management, logistics and global purchasing.  We are focused on gaining efficiencies with suppliers based on our global purchasing power and resources.  These efforts, if successful, will result in material savings across the entire Terex organization.  We are developing a world-class global supply base, with better delivery, improved quality and net cost savings for Terex.  Through mid-2008, our sourcing efforts helped to mitigate, to some extent, rising costs in commodities and components.  Over the coming years, we see an opportunity to reduce costs through a combination of improved pricing, consolidated spending, and changes in internal processes and practices.

Customer Satisfaction.  We have implemented a customer satisfaction measurement and improvement process to understand the current level of our customer’s satisfaction.  Through this process, which is based on the Net Promoter Score methodology, we have gained significant insights regarding customer priorities and customer perceptions.  Numerous actions are underway or planned for 2009, as a direct result of the input received from our customers, including implementing changes to improve initial product quality and after market support of our products.  We believe these actions will significantly improve the effectiveness of our businesses, as we continue on our journey of continuous improvement in delighting our customers and providing our customers with the value they desire in the products they purchase.

Developing Markets.  We remain focused on expanding the geographic reach of our businesses, emphasizing developing areas, including China, Russia, India, the Middle East, Africa and Latin America, which accounted for more than 23% of our sales in 2008.  While no market is immune to the effects of the current global financial and economic situation, we believe that developing markets will prove to be attractive places in which to operate and do business in the decades to come.  In 2008, we established plans for each major developing market and have put team members in place to facilitate and support the execution of these plans.  These efforts will evolve over the next several years as we look to grow our business, sales and profits in some of the world’s most important long-term equipment markets.

While we have developed a geographically diverse revenue base with approximately 38% of our revenues derived from the Americas, 42% from Europe, Africa and the Middle East and 20% from Asia and Australia, our long-term goal is a revenue base of 1/3 of revenue from the Americas, 1/3 from Europe, Africa and the Middle East and 1/3 from Asia and Australia.

New Product Identification and Development Process.  We introduced a new common product development process across all of our businesses in 2008.  This process is focused on ensuring that we design our new products to best meet customer needs and that the quality, cost and delivery of our new products meet customer and our expectations.  The process starts with the voice of the customer and will help ensure that we identify and develop the right products and launch them successfully to retain existing and attract new customers.  We anticipate improved productivity and reduced engineering costs through the implementation of this process.  More than 1,200 team members have been trained as part of this new process and there are over 60 significant projects currently being managed.

Terex Management System (“TMS”).  We are in the early stages of a multi-year implementation of a worldwide enterprise resource-planning system.  In 2008, we implemented TMS at three businesses in three different countries.  TMS has already produced tangible benefits by eliminating duplicate data entry and providing near real-time information.  We believe these improvements will result in long-term cost savings and increased productivity.  As we further implement TMS, we believe the magnitude of realized benefits will increase.  We expect TMS to drive significant integration within our Company, improving information for decision support, reducing complexity and improving accuracy, thereby improving the customer experience and realizing improved supply chain economies through the greater visibility into our business that this system will provide.  In 2009, TMS will be implemented at several additional businesses as part of a multi-year implementation program.

Diversity and Inclusion.  We are committed to having a diverse and inclusive work force that will help us consistently achieve our business results in culturally conscious, ethical and appropriate ways.  Increased diversity and inclusion will allow us to respond to rapidly changing global demographics and a global market for talent, aid us in opening new markets, improve our ability to innovate and to solve problems and make our organization more productive.  In 2008, we trained over 800 of our top leaders about the importance of diversity and inclusion, with a particular focus on developing a workforce that understands, appreciates and leverages the unique skills and experiences of people from different cultures.  We also created diversity and inclusion plans at 10 of our largest facilities around the world, and in 2009, we will continue to enhance our focus on diversifying our leadership teams and increasing diversity training throughout the Company.

TBS Assessment and Education.  In 2008, we introduced an operational diagnostic tool to measure and assess how well we are implementing our TBS lean manufacturing program, with an aim of identifying our current situation and the gaps we need to address in order to create a mature enterprise-wide operating system at Terex.  In addition, we aim to establish and nurture a problem solving culture within Terex, focused on development of leaders who promote learning, business process thinking by all team members and a continuous improvement mindset.  Assessments were performed in over 75% of our businesses in 2008 and a multi-phased training program was launched to reinforce TBS principles in our Company.  In 2009, we will, based on the results of our assessment, begin to address the critical areas for improvement and will continue to deploy TBS training to advance the understanding and capabilities of all team members in key TBS concepts.

PRODUCTS

AERIAL WORK PLATFORMS

AERIAL WORK PLATFORMS.  Aerial work platform equipment safely positions workers and materials easily and quickly to elevated work areas to enhance productivity. These products have developed as alternatives to scaffolding and ladders. We offer a variety of aerial lifts that are categorized into six product families: material lifts; portable aerial work platforms; trailer-mounted articulating booms; self-propelled articulating booms; self-propelled telescopic booms; and scissor lifts.

•	Material lifts are used primarily indoors in the construction, industrial and theatrical markets.
•	Portable aerial work platforms are used primarily indoors in a variety of markets to perform overhead maintenance.
•	Trailer-mounted articulating booms are used both indoors and outdoors. They provide versatile reach, and have the ability to be towed between job sites.
•
Self-propelled articulating booms are primarily used in construction and industrial applications, both indoors and outdoors.  They feature lifting versatility with up, out and over position capabilities to access difficult to reach overhead areas.

•	Self-propelled telescopic booms are used outdoors in commercial and industrial construction, as well as highway and bridge maintenance projects.
•	Scissor lifts are used in outdoor and indoor applications in a variety of construction, industrial and commercial settings.

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

POWER PRODUCTS. We produce equipment for delivering power, including trailer-mounted light towers, power buggies and portable generators.

•	Trailer-mounted light towers are used primarily to light work areas for night construction activity.
•	Power buggies are used primarily to transport concrete from the mixer to the pouring site.
•	Generators are used to provide electric power on construction sites and other remote locations.

CONSTRUCTION

HEAVY CONSTRUCTION EQUIPMENT.  We manufacture and/or market off-highway trucks, scrapers, excavators, wheel loaders and material handlers.

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

COMPACT CONSTRUCTION EQUIPMENT.  We manufacture a wide variety of compact construction equipment used primarily in the construction and rental industries. Products include compact track loaders, loader backhoes, compaction equipment, excavators, site dumpers, skid steer loaders, wheel loaders and truck-mounted articulated hydraulic cranes.

•	Loader backhoes incorporate a front-end loader and rear excavator arm. They are used for loading, excavating and lifting in many construction and agricultural related applications.
•	Our compaction equipment ranges from small portable plates to heavy duty ride-on rollers.
•	Excavators in the compact equipment category include mini and midi excavators used in the general construction, landscaping and rental businesses.
•	Site dumpers are used to move smaller quantities of materials from one location to another, and are primarily used for construction applications.
•	Compact track loaders, skid steer loaders and wheel loaders are used for loading and unloading materials in construction, industrial, rental, agricultural and landscaping businesses.
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

MOBILE TELESCOPIC CRANES.  Mobile telescopic cranes are used primarily for industrial applications, in commercial and public works construction and in maintenance applications to lift equipment or material.  We offer a complete line of mobile telescopic cranes, including rough terrain cranes, truck cranes, all terrain cranes and lift and carry cranes.

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
•
Lift and carry cranes are designed primarily for site work, such as at mine sites, large fabrication yards and building and construction sites, and combine high road speed and all terrain capability without the need for outriggers.

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

LATTICE BOOM CRAWLER AND WHEEL-MOUNTED CRANES.  Lattice boom crawler and wheel-mounted cranes are designed to lift material on rough terrain and can maneuver while bearing a load.  The boom is made of tubular steel sections, which, together with the base unit, are transported to and erected at a construction site.

TRUCK-MOUNTED CRANES (BOOM TRUCKS).  We manufacture telescopic boom cranes for mounting on commercial truck chassis. Truck-mounted cranes are used primarily in the construction industry to lift equipment or materials to various heights. Boom trucks are generally lighter and have less lifting capacity than truck cranes, and are used for many of the same applications when lower lifting capabilities are sufficient.  An advantage of a boom truck is that the equipment or material to be lifted by the crane can be transported by the truck, which can travel at highway speeds.  Applications include the installation of commercial air conditioners and other roof-mounted equipment.

TELESCOPIC CONTAINER STACKERS.  Telescopic container stackers are used to pick up and stack containers at dock and terminal facilities.  At the end of a telescopic container stacker’s boom is a spreader, which enables it to attach to containers of varying lengths and weights and to rotate the container.

MATERIALS PROCESSING & MINING

MINING EQUIPMENT.  We offer high capacity surface mining trucks, hydraulic mining excavators and highwall mining equipment used in the surface mining industry.

•
High capacity surface mining trucks are off-road dump trucks. They are powered by a diesel engine driving an electric alternator that provides power to individual electric motors in each of the rear wheels.  Our product line consists of a series of rear dump trucks ranging in size from 150 tons to 400 tons.

•
Hydraulic mining excavators in shovel or backhoe versions are primarily used to dig overburden and minerals and load them into trucks.  These excavators are utilized in surface mines, quarries and large construction sites around the world.

•	Highwall mining equipment is a self-contained coal mining system that remotely mines underground coal from the surface of a strip mining operation to predetermined depths.

DRILLING EQUIPMENT.  We offer a wide selection of drilling equipment and tools for surface and underground mining, quarrying, construction and utility applications. Our drilling equipment includes jumbo drills used in underground hard rock mining and tunneling, hydraulic track drills for quarrying, construction, and mining, rotary drills for open pit mining and auger drills used in construction and foundation applications.  Drilling tools also include a broad line of auger tools.  We also design, manufacture and distribute down-the-hole drill bits and hammers for drills.

MATERIALS PROCESSING EQUIPMENT.  Materials processing equipment is used in processing aggregate materials for roadbuilding applications and is also used in the quarrying, demolition and recycling industries.  Our materials processing equipment includes crushers, screens and feeders.

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
•
Washing screens are used to separate, wash, scrub, dewater and stockpile sand and gravel.  Our products include a completely mobile single chassis washing plant incorporating separation, washing, dewatering and stockpiling.  We also manufacture mobile and stationary screening rinsers, bucket-wheel dewaterers, scrubbing devices for aggregate, a mobile cyclone for maximum retention of sand particles, silt extraction systems, stockpiling conveyors and a sand screw system as an alternative to bucket-wheel dewaterers.

•
Horizontal screens combine high efficiency with the capacity, bearing life and low maintenance of an inclined screen. They are adaptable for heavy scalping, standard duty and fine screening applications.

Feeders are generally situated at the primary end of the processing facility, and have a rugged design in order to handle the impact of the material being fed from front-end loaders and excavators.  The feeder moves material to the crushing and screening equipment in a controlled fashion.

ROADBUILDING, UTILITY PRODUCTS AND OTHER

We offer a diverse range of products for the roadbuilding, utility and construction industries and governments.

ROADBUILDING EQUIPMENT.  We manufacture asphalt pavers, transfer devices, asphalt plants, concrete production plants, concrete mixers, concrete pavers, concrete placers, cold planers, reclaimers/stabilizers, bridge inspection equipment and landfill compactors.

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

•
Our bridge inspection equipment allows access to many under bridge related tasks, including inspections, painting, sandblasting, repairs, general maintenance, installation and maintenance of under bridge pipe and cables, stripping operations and replacement and maintenance of bearings.

•	We produce landfill compactors used to compact refuse at landfill sites.

UTILITY EQUIPMENT.  Our utility products include digger derricks, insulated aerial devices and cable placers. These products are used by electric utilities, tree care companies, telecommunications and cable companies and the related construction industries, as well as by government organizations.

•	Digger derricks are used to dig holes, hoist and set utility poles, as well as lift transformers and other materials at job sites.
•
Insulated aerial devices are used to elevate workers and material to work areas at the top of utility poles, energized transmission lines and for trimming trees away from energized electrical lines, as well as for miscellaneous purposes such as sign maintenance.

•	Cable placers are used to install fiber optic, copper and strand telephone and cable lines.

The following table lists our main product categories and their percentage of our total sales.

	PERCENTAGE OF SALES
PRODUCT CATEGORY	2008	2007	2006
Mobile Telescopic & Truck Cranes	20%	17%	16%
Aerial Work Platforms	18	21	21
Mining & Drilling Equipment	14	12	9
Heavy Construction Equipment	11	12	11
Lattice Boom Crawler & Tower Cranes and Telescopic Container Stackers	11	9	8
Materials Processing Equipment	10	11	10
Compact Construction Equipment	6	6	8
Telehandlers, Construction Trailers & Light Construction Equipment	3	4	7
Roadbuilding Equipment	3	3	5
Utility Equipment	3	2	4
Other	1	3	1
TOTAL	100%	100%	100%

BACKLOG

Our backlog as of December 31, 2008 and 2007 was as follows:

	December 31,
	2008	2007
	(in millions)
Aerial Work Platforms	$83.1	$652.4
Construction	240.2	682.2
Cranes	1,925.3	2,005.5
Materials Processing & Mining	595.7	692.9
Roadbuilding, Utility Products and Other	111.3	147.9
Total	$2,955.6	$4,180.9

Substantially all of our backlog orders are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time. Our backlog orders represent primarily new equipment orders.  Parts orders are generally filled on an as-ordered basis.

Our management views backlog as one of many indicators of the performance of our business.  Because many variables can cause changes in backlog, and these changes may or may not be of any significance, we consequently view backlog as an important, but not necessarily determinative, indicator of future results.  High backlogs can indicate a high level of future sales; however, when backlogs are high, this may also reflect a high level of production delays, which may result in future order cancellations from disappointed customers.  Small backlogs may indicate a low level of future sales; however, they may also reflect a rapid ability to fill orders that is appreciated by our customers.

Our overall backlog amounts at December 31, 2008 decreased by $1,225.3 million from our backlog amounts at December 31, 2007.  However, the U.S. dollar strengthened relative to many other foreign currencies during 2008.  The translation effect of foreign currency exchange rate changes accounted for approximately $366 million of the decrease in backlog from December 31, 2007.

Our Aerial Work Platforms segment backlog decreased $569.3 million to $83.1 million at December 31, 2008 from $652.4 million at December 31, 2007, primarily due to softening demand, particularly in North America and Western Europe. Our customers for aerial work platforms are primarily rental companies.  Historically, these customers have placed annual orders early in the New Year to prepare for their busy season during the Northern Hemisphere summer.  At December 31, 2007, demand was strong in Europe and our customers there placed their annual orders earlier than they have historically.  Backlog at December 31, 2008 is lower because construction activity has dramatically slowed, with many of our end markets experiencing 40%-50% declines in demand.  As a result, our customers are waiting to place orders until there is greater clarity regarding demand during this unsettled economic period.  The translation effect of foreign currency exchange rate changes accounted for approximately $118 million of the decrease from December 31, 2007.

Our Construction segment backlog at December 31, 2008 decreased $442.0 million to $240.2 million, as compared to $682.2 million at December 31, 2007.  Backlog at December 31, 2008 was lower primarily due to a significant reduction in construction activity in most end markets for the segment’s products. The translation effect of foreign currency exchange rate changes accounted for approximately $79 million of the decrease in backlog from December 31, 2007.

The backlog at our Cranes segment decreased $80.2 million to $1,925.3 million at December 31, 2008 from $2,005.5 million at December 31, 2007.  Backlog at December 31, 2008 was slightly lower because, although global demand continued for crawler and all-terrain cranes, demand slowed considerably in the fourth quarter of 2008 for rough terrain cranes.  Demand for tower cranes, as well as smaller capacity cranes, particularly boom trucks and truck cranes, has also weakened.  We have also begun to recover from supplier constraints, which has converted previously reported backlog into sales.  The translation effect of foreign currency exchange rate changes accounted for approximately $67 million of the decrease in backlog from December 31, 2007.

Our Materials Processing & Mining segment backlog at December 31, 2008 decreased $97.2 million to $595.7 million compared to $692.9 million at December 31, 2007.  Backlog at December 31, 2008 was lower primarily due to the translation effect of foreign currency exchange rates changes, which accounted for approximately $101 million of the decrease from December 31, 2007.  Weak demand for materials processing products was partially a driver of lower backlog.  However, global commodity demand continued to support mining equipment backlog, although there are signs of increasing weakness due to the recent softening of commodity prices.

The backlog at our Roadbuilding, Utility Products and Other segment decreased $36.6 million to $111.3 million at December 31, 2008 from $147.9 million at December 31, 2007, mainly due to reduced demand for North American asphalt plants and concrete mixer trucks.

DISTRIBUTION

We distribute our products through a global network of dealers, rental companies, major accounts and direct sales to customers.

AERIAL WORK PLATFORMS

Our aerial work platform, telehandler and power products are distributed principally through a global network of rental companies, independent dealers and, to a lesser extent, strategic accounts.  We employ sales representatives who service these channel partners from offices located throughout the world.

Construction trailers are distributed primarily through dealers in the United States and are sold directly to users when local dealers are not available.

CONSTRUCTION

We distribute heavy construction equipment and replacement parts primarily through a network of independent dealers and distributors throughout the world. Our dealers are independent businesses, which generally serve the construction, mining, forestry and/or scrap industries. Although these dealers may carry products from a variety of manufacturers, they generally carry only one manufacturer’s “brand” of each particular type of product.

We distribute compact construction equipment primarily through a network of independent dealers and distributors throughout the world.  Although some dealers represent only one of our product lines, we have recently focused on developing the dealer network to represent our complete range of compact equipment.

We distribute loader backhoes and skid steer loaders manufactured in India through a network of approximately forty dealers located in India, Nepal and neighboring countries.

CRANES

We market our crane products globally, optimizing assorted channel marketing systems including a distribution network and a direct sales force.  We have direct sales, primarily to specialized crane rental companies, in certain crane markets such as the United Kingdom, Germany, Spain, Belgium, Italy, France and Scandinavia to offer comprehensive service and support to customers.  Distribution via a dealer network is often utilized in other geographic areas, including the United States.

MATERIALS PROCESSING & MINING

We distribute surface mining products and services through a global network of wholly owned subsidiaries, regional sales and support offices, joint venture partners and through independent dealership networks.  In addition, our excavators may be sold and serviced through authorized Caterpillar dealers.

Highwall mining systems are sold through independent dealers and directly to end user customers.

Materials processing equipment is distributed principally through a worldwide network of independent distributors and dealers.

ROADBUILDING, UTILITY PRODUCTS AND OTHER

We sell asphalt pavers, transfer devices, reclaimers/stabilizers, cold planers, concrete pavers, concrete placers, concrete plants and landfill compactors to end user customers principally through independent dealers and distributors and, to a lesser extent, on a direct basis in areas where distributors are not established.  We sell asphalt plants and concrete roller pavers primarily direct to end user customers.

We sell bridge inspection equipment and concrete mixers primarily direct to customers, but concrete mixers are also available through distributors in certain regions of the United States.

We sell utility equipment to the utility and municipal markets through a network of both company-owned and independent distributors in North America.

RESEARCH AND DEVELOPMENT

We maintain engineering staff at most of our locations.  Our engineering expenses are primarily incurred in connection with enhancements of existing products, cost improvements of existing products and, in certain cases, the development of additional applications or extensions of our existing product lines.

We are adjusting our engineering initiatives commensurate with the business priorities of expanding into global markets, product standardization, component rationalization and strategic alignment with global suppliers, while remaining customer focused. Product change driven by regulations requiring Tier 4 emission compliant engines in most of our machinery starting in 2010 is an important part of our engineering priorities.

We have targeted greater effectiveness and efficiency in our engineering spending by improving our processes, upgrading our capabilities and leveraging more readily available engineering resources in lower cost countries. For example, we are establishing engineering capabilities in India to support our engineering organization worldwide and to develop products for the local market.

Our costs incurred in the development of new products, cost reductions, or improvements to existing products of continuing operations amounted to $71.2 million, $69.5 million and $52.6 million in 2008, 2007 and 2006, respectively. The increase from 2007 to 2008 was primarily due to our expanded product portfolio and investments in the engineering priorities described above.  The increase from 2006 to 2007 was mainly due to new product development and quality control of our sourced materials in our Cranes and Materials Processing & Mining segments.

MATERIALS

Principal materials and components that we use in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items.  Extreme movements in the cost and availability of these materials and components may affect our performance.  Worldwide steel prices rose for most of 2008 in response to higher demand caused by continued higher consumption in developing market countries such as China.  Due to the continued high demand for steel in 2008, many suppliers of steel, castings and other products increased prices or added surcharges to the price of their products.  A weakening of steel prices at the end of 2008, particularly in the commodity grades, will likely result in lower steel costs in 2009.  However, we will not realize a significant improvement in our steel costs until later in 2009, when we will have utilized material already in our inventory.

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers.  However, certain of our businesses receive materials and components from a sole supplier, although alternative suppliers of such materials are generally available.  Current and potential suppliers are evaluated on a regular basis on their ability to meet our requirements and standards.  We actively manage our material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability.  The inability of suppliers, especially any sole suppliers for a particular business, to deliver materials and components promptly could result in production delays and increased costs to manufacture our products.  As a result of the macro-economic challenges currently affecting the economy of the U.S. and other parts of the world, our suppliers may experience serious cash flow problems, and as a result, could seek to significantly and quickly increase their prices or reduce their output.  We have designed and implemented plans to mitigate the impact of these risks by using alternate suppliers, leveraging our overall purchasing volumes to obtain favorable quantities and developing a closer working relationship with key suppliers.  We continue to search for acceptable alternative supply sources and less expensive supply options on a regular basis, including by improving the globalization of our supply base and using suppliers in China and India.  One key Terex Business System initiative has been developing and implementing world-class capability in supply chain management, logistics and global purchasing.  We are focusing on gaining efficiencies with suppliers based on our global purchasing power and resources.

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

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS
Aerial Work Platforms	Boom Lifts	Oshkosh (JLG), Haulotte, Linamar (Skyjack), Tanfield (Snorkel and Upright) and Aichi

	Scissor Lifts	Oshkosh (JLG), Linamar (Skyjack), Haulotte, Tanfield (Snorkel and Upright)

	Construction Trailers	Trail King, Talbert, Fontaine, Rogers, Etnyre, Ranco, Clement, CPS, as well as regional suppliers

	Telehandlers	Oshkosh (JLG, Skytrak, Caterpillar, Gradall and Lull brands), JCB, CNH, Merlo and Manitou (Gehl)

	Trailer-mounted Light Towers	Allmand Bros., Magnum and Doosan (Ingersoll-Rand)

	Power Buggies	Multiquip and Stone

	Generators	Doosan (Ingersoll-Rand), Multiquip, Magnum, Wacker and Caterpillar

Construction	Articulated Off-highway Trucks & Rigid Off-highway Trucks	Volvo, Caterpillar, Moxy, John Deere, Bell and Komatsu

	Scrapers	Caterpillar

	Excavators	Caterpillar, Komatsu, Volvo, John Deere, Hitachi, CNH, Sumitomo (Link-Belt), Doosan, Hyundai and Liebherr

	Truck-mounted Articulated Hydraulic Cranes	Palfinger, HIAB, HMF, Effer and Fassi

	Material Handlers	Liebherr, Sennebogen and Caterpillar

	Wheel Loaders	Caterpillar, Volvo, Kubota, Kawasaki, John Deere, Komatsu, Hitachi, CNH, Liebherr and Doosan

	Loader Backhoes	Caterpillar, CNH, JCB, Komatsu, Volvo and John Deere

	Compaction Equipment	Doosan (Ingersoll-Rand), Caterpillar, Bomag, Amman, Dynapac and Hamm

	Mini Excavators	Doosan (Bobcat), Yanmar, Volvo, Takeuchi, IHI, CNH, Caterpillar, John Deere, Neuson and Kubota

	Midi Excavators	Komatsu, Hitachi, Volvo and Yanmar

	Site Dumpers	Thwaites and AUSA

	Skid Steer Loaders	Doosan (Bobcat), CNH and JCB

	Compact Track Loaders	Doosan (Bobcat), Caterpillar, CNH, John Deere, Takeuchi and Gehl

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS
Cranes	Mobile Telescopic Cranes	Liebherr, Manitowoc (Grove), Tadano-Faun, Sumitomo (Link-Belt), Kato, XCMG and Sany

	Tower Cranes	Liebherr, Manitowoc (Potain), Comansa and MAN Wolff

	Lattice Boom Crawler Cranes	Manitowoc, Sumitomo (Link-Belt), Liebherr, Hitachi, Kobelco, XCMG and Sany

	Boom Trucks	Manitowoc (National Crane), Palfinger, Hiab, Altec, Fassi, Manitex and PM

	Telescopic Container Stackers	Kalmar, SMV, CVS Ferrari, Fantuzzi, Liebherr and Linde

Materials Processing & Mining	Hydraulic Mining Excavators	Hitachi, Komatsu and Liebherr

	High Capacity Surface Mining Trucks	Caterpillar, Komatsu, Liebherr and Euclid/Hitachi

	Highwall Mining Equipment	ICG Addcar Systems and American Highwall Systems

	Drilling Equipment	Sandvik, Atlas Copco, Furukawa and Altec

	Materials Processing Equipment	Metso, Astec Industries, Sandvik, Komatsu, Deister Machine and McCloskey Brothers

Roadbuilding, Utility Products & Other	Asphalt Pavers and Transfer Devices	Volvo (Blaw-Knox), Fayat (Bomag), Caterpillar, Wirtgen (Ciber), Atlas Copco (Dynapac), Astec (Roadtec) and Wirtgen (Vogele)

	Asphalt Plants	Astec Industries, Gencor Corporation, All-Mix, Ciber and ADM

	Bridge Inspection Equipment	Moog USA and Barin

	Cold Planers	Fayat (Bomag), Caterpillar, Atlas Copco (Dynapac), Wirtgen and Astec (Roadtec)

	Concrete Production Plants	Con-E-Co, Erie Strayer, Helco, Hagen and Stephens

	Concrete Pavers	Gomaco, Wirtgen, Power Curbers and Guntert & Zimmerman

	Concrete Placers	Gomaco, Wirtgen and Guntert & Zimmerman

	Concrete Mixers	McNeilus, Oshkosh, London and Continental Manufacturing

	Landfill Compactors	Al-Jon, Fayat (Bomag) and Caterpillar

	Reclaimers/Stabilizers	Caterpillar, Wirtgen and Fayat (Bomag),

	Utility Equipment	Altec and Time Manufacturing

MAJOR CUSTOMERS

None of our customers accounted for more than 10% of our consolidated sales in 2008.  We are not dependent upon any single customer.

EMPLOYEES

As of December 31, 2008, we had approximately 20,000 employees, including approximately 7,000 employees in the U.S.  Approximately 12% of our employees in the U.S. are represented by labor unions.  Outside of the U.S., we enter into employment contracts and collective agreements in those countries in which such relationships are mandatory or customary.  The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.  We generally consider our relations with our employees to be good.

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

We have many patents that we use in connection with our operations, and most of our products contain some proprietary components.  Many of these patents and related proprietary technology are important to the production of particular products; however, overall, our patents, taken together, are not material to our business or our financial results, nor does our proprietary technology provide us with a competitive advantage over our competitors.

We protect our proprietary rights through registration, agreements and litigation to the extent we deem appropriate.  We own and maintain trademark registrations and patents in countries where we conduct business, and monitor the status of our trademark registrations and patents to maintain them in force and renew them as appropriate.  The duration of active registrations varies based upon the relevant statutes in the applicable jurisdiction.  We also take further actions to protect our proprietary rights when circumstances warrant, including the initiation of legal proceedings if necessary.

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

SEASONAL FACTORS

Over the past several years, our business has become less seasonal.  As we have grown, diversified our product offerings and expanded the geographic reach of our products, our sales have become less dependent on construction products and sales in the United States and Europe.  As we enter 2009, the negative economic environment will be more of a factor on our sales than historical seasonal trends, depressing sales in most of our businesses, and will likely dampen demand until credit markets improve.

WORKING CAPITAL

Our businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities, as well as trade financing for receivables from customers and dealers.  We have debt service requirements, including semi-annual interest payments on our senior subordinated notes and monthly interest payments on our bank credit facility.  We believe that cash generated from operations, together with availability under our bank credit facility and cash on hand, provide us with adequate liquidity to meet our operating and debt service requirements.  We have increased our focus on internal cash flow generation to facilitate execution of operating strategies in a time when access to external capital markets is less certain.  Our actions include delaying certain capital spending projects, suspending our share repurchase program, reducing production levels and working with our strategic supply partners to reschedule incoming raw materials in an effort to maintain liquidity in view of current conditions in the economy and credit markets.  For more detail on working capital matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

AVAILABLE INFORMATION

We maintain a website at www.terex.com.  We make available on our website under “About Terex” - “Investor Relations” - “SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission (“SEC”).  In addition, we make available on our website under “About Terex” - “Investor Relations” - “Corporate Governance,” free of charge, our Audit Committee Charter, Compensation Committee Charter, Corporate Responsibility and Strategy Committee Charter, Governance and Nominating Committee Charter, Corporate Governance Guidelines and Code of Ethics and Conduct.  In addition, the foregoing information is available in print, without charge, to any stockholder who requests these materials from us.

NYSE AND SEC CERTIFICATIONS

Our Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) in 2008 that he was not aware of any violation by the Company of NYSE corporate governance listing standards.  Furthermore, our Chief Executive Officer and Chief Financial Officer filed with the SEC, as an exhibit to this Annual Report on Form 10-K, the certification required under Section 302 of the Sarbanes Oxley Act.  In addition, our Chief Executive Officer and Chief Financial Officer filed with the SEC, as an exhibit to our 2007 Annual Report on Form 10-K, the certification required under Section 302 of the Sarbanes Oxley Act.

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

Demand for our products depends upon general economic conditions in the markets in which we compete.  Our sales depend in part upon our customers’ replacement or repair cycles.  Adverse economic conditions, including a decrease in commodity prices, the recent deterioration in the worldwide financial markets and decreasing global economic activity, have caused and may continue to cause customers to forego or postpone new purchases in favor of repairing existing machinery.  If our customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Any inability of current and/or potential customers to pay us for our products will adversely affect our earnings and cash flow.

We are in a period in which global economic conditions and key commodity prices have continued to decline significantly, and if economic conditions in the U.S. and other key markets deteriorate further or do not show improvement, we may experience negative impacts to our financial condition, profitability and/or cash flows.  Given the uncertainty around the depth and duration of the current recession, we may experience continued reductions in sales of our products and/or the carrying value of our assets, which may reduce our profits.  We have taken a number of steps and will continually review our operations to reduce our costs, including but not limited to downsizing our employee base, exiting certain facilities and diversifying our business to decrease the negative impact of these cycles.  There can be no assurance, however, that these steps will mitigate the negative impact of the recent deterioration in economic conditions.

Our access to borrowing capacity has been and could continue to be affected by the uncertainty impacting credit markets generally.

Our ability to access the capital markets to raise funds through the sale of equity or debt securities is subject to various factors, including general economic and/or financial market conditions.  As a result of current economic conditions, including turmoil and uncertainty in the capital markets, credit markets have tightened significantly, which makes obtaining new capital more challenging and more expensive.  The current conditions of the financial markets have adversely affected the availability of credit and liquidity resources and our access to capital markets is limited and subject to increased costs until stability re-emerges.

In addition, several large financial institutions have either recently failed or been dependent on the assistance of the U.S. federal government to continue to operate as a going concern. Although we believe that the banks participating in our credit facility have adequate capital and resources, we can provide no assurance that all of these banks will continue to operate as a going concern in the future. If any of the banks in our lending group were to fail, it is possible that the borrowing capacity under our credit facility would be reduced. In the event that the availability under our credit facility was reduced significantly, we could be required to obtain capital from alternate sources in order to finance our capital needs. Our options for addressing such capital constraints would include, but not be limited to (i) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of our credit facility, or (ii) accessing the public capital markets. If it becomes necessary to access additional capital, it is likely that any such alternatives in the current market would be on terms less favorable than under our existing credit facility terms, which could have a negative impact on our consolidated financial position, results of operations, or cash flows.

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

Many governments around the world, including the U.S., are proposing various stimulus packages that are intended to increase business activity and in particular infrastructure spending.  There is no guarantee that any such programs will be enacted, and if enacted, that they will have a material positive impact on our revenues and profits.

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

We rely on sales of our products to generate cash from operations.  A significant portion of our sales are financed by third party finance companies on behalf of our customers.  The availability of financing by third parties is affected by general economic conditions, the credit worthiness of our customers and the estimated residual value of our equipment.  Deterioration in the credit quality of our customers or the estimated residual value of our equipment could negatively impact the ability of our customers to obtain the resources they need to make purchases of our equipment.  Given the current economic conditions and the lack of liquidity in the global credit markets, there can be no assurance third party finance companies will continue to extend credit to our customers.

Due to the significant global economic decline and the resulting widening credit spreads, as well as significant declines in the availability of credit, some of our customers have been unable to obtain the credit they need to buy our equipment.  As a result, we have begun to experience an increase in customer order cancellations.  Given the lack of liquidity, our customers may be compelled to sell their equipment at less than fair value to raise cash, which could have a negative impact on residual values of our equipment.  These economic conditions could have a material adverse effect on demand for our products and on our financial condition and operating results.

We provide financing for some of our customers.

We provide financing for some of our customers, primarily in the U.S., to purchase our equipment.  For the most part, this financing represents sales type leases and operating leases.  It has been our policy to provide such financing to our customers in situations where we anticipate that we will be able to sell the financing obligations to a third party financial institution within a short period.  However, until such financing obligations are sold to a third party or if we are unable to sell such obligations to a third party, we retain the risks resulting from such customer financing.  Our results could be adversely affected if such customers default on their contractual obligations to us.  Our results also could be adversely affected if the residual values of such leased equipment decline below their original estimated values and we subsequently sell such equipment at a loss.

We insure and sell a portion of our accounts receivable to third party finance companies.  These third party finance companies are not obligated to purchase accounts receivable from us, and may choose to limit or discontinue further purchases from us at any time.  Changes in our customers’ credit worthiness, the market for credit insurance or the willingness of third party finance companies to purchase accounts receivable from us could impact our cash flow from operations.

We are dependent upon third-party suppliers, making us vulnerable to supply shortages and price increases.

We obtain materials and manufactured components from third-party suppliers.  In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers.  However, certain of our businesses receive materials and components from a sole supplier, although alternative suppliers of such materials are generally available.  Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources.  Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, labor disputes, impaired supplier financial condition, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism.  Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition.

As a result of the macro-economic challenges currently affecting the economy of the U.S. and other parts of the world, our suppliers may experience serious cash flow problems, and as a result, could seek to significantly and quickly increase their prices or reduce their output.  Worldwide steel prices rose for most of 2008 in response to higher demand caused by continued higher consumption in developing market countries such as China.  Due to the continued high demand for steel in 2008, many suppliers of steel, castings and other products increased prices or added surcharges to the price of their products.  While we have been able to pass a portion of such increased costs to our customers by way of surcharges and price increases, there is no assurance that increasing costs can continue to be addressed by increases in pricing.  Continued increases in material prices could negatively impact our gross margins and financial results.

In addition, we purchase material and services from our suppliers on terms extended based on our overall credit rating.  Deterioration in our credit rating may impact suppliers’ willingness to extend terms and in turn increase the cash requirements of our business.

We have debt outstanding and must comply with restrictive covenants in our debt agreements.

Our existing debt agreements contain a number of significant covenants, which limit our ability to, among other things, borrow additional money, make capital expenditures, pay dividends, dispose of assets and acquire new businesses.  These covenants also require us to meet certain financial tests, specifically a consolidated leverage ratio test and a consolidated fixed charge coverage ratio test, as such tests are defined in our debt agreements.  While we were in compliance with both of the foregoing tests as of December 31, 2008, we sought and received an amendment to our credit agreement on February 24, 2009.  This amendment was necessary because of continued deteriorating business conditions in certain of our operating segments and the impact of historical fixed charges incurred on a trailing twelve months basis (for example, interest expense, cash taxes, share repurchases and capital expenditures) causing us to believe there was a likelihood that we would be in violation of the consolidated fixed charge coverage ratio covenant under our credit agreement as early as the end of the first quarter of 2009 without such an amendment.   Increases in our debt, increases in our fixed charges, decreases in our earnings or any combination of the above, could cause us to be in default of our amended financial covenants during 2009 or beyond.  If we are unable to comply with these covenants, there would be a default under these debt agreements.  In addition, changes in economic or business conditions, results of operations or other factors could cause us to default under our debt agreements.  A default, if not waived by our lenders, could result in acceleration of our debt and possibly bankruptcy.

We are subject to currency fluctuations.

Our products are sold in over 100 countries around the world.  Our revenues are generated in U.S. dollars and foreign currencies, including the Euro and British Pound Sterling, while costs incurred to generate our revenues are only partly incurred in the same currencies.  Since our financial statements are denominated in U.S. Dollars, changes in currency exchange rates between the U.S. Dollar and other currencies, such as the Euro and British Pound Sterling, have had, and will continue to have, an impact on our earnings. To reduce this currency exchange risk, we may buy protecting or offsetting positions (known as “hedges”) in certain currencies to reduce the risk of an adverse currency exchange movement. We have not engaged in any speculative hedging activities. Although we partially hedge our revenues and costs, currency fluctuations may impact our financial performance in the future.

We are exposed to political, economic and other risks that arise from operating a multinational business.

Our international operations are subject to a number of potential risks. Such risks principally include:

•	trade protection measures and currency exchange controls;
•	labor unrest;
•	regional economic conditions;
•	political instability;
•	terrorist activities and the U.S. and international response thereto;
•	restrictions on the transfer of funds into or out of a country;
•	export duties and quotas;
•	domestic and foreign customs and tariffs;
•	current and changing regulatory environments;
•	difficulties protecting our intellectual property;
•	costs and difficulties in integrating, staffing and managing international operations, especially in developing markets such as China, India, Russia, the Middle East, Africa and Latin America;
•	difficulty in obtaining distribution support; and
•	current and changing tax laws.

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

As of December 31, 2008, we employed approximately 20,000 people worldwide, including approximately 7,000 employees in the U.S.  Approximately 12% of our employees in the U.S. are represented by labor unions.  Outside of the U.S., we enter into employment contracts and collective agreements in those countries in which such relationships are mandatory or customary.  The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.  While we have no reason to believe that we will be impacted by work stoppages or other labor matters, we cannot assure that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our employees.  Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce.

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

We face litigation and product liability claims and other liabilities.

In our lines of business, numerous suits have been filed alleging damages for accidents that have occurred during the use or operation of our products.  We are self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, workers’ compensation and automobile liability.  Insurance coverage is obtained for catastrophic losses as well as those risks required to be insured by law or contract.  We do not believe that the outcome of such matters will have a material adverse effect on our consolidated financial position; however, any significant liabilities not covered by insurance could have an adverse effect on our financial condition.  We are involved in various other legal proceedings, including an arbitration proceeding initiated by Fantuzzi Industries S.a.r.l. (“Fantuzzi”) in Italy on December 24, 2008 claiming that we improperly terminated the agreements to purchase the port equipment businesses of Fantuzzi.  While we believe we have a valid position, the risks of arbitration in Italy are uncertain and, if determined adversely, could ultimately result in us incurring significant liabilities.

We are currently the subject of government investigations.

We have received a Formal Order of Private Investigation from the SEC advising us that they have commenced an investigation of our accounting.  We also received subpoenas and requests for information from the SEC and the U.S. Attorney’s office in an investigation entitled “In the Matter of United Rentals, Inc.”  The requested information generally relates to four transactions during 2000 and 2001 involving United Rentals, on the one hand, and us and our subsidiaries, on the other.  We have been cooperating with the requests of the SEC and the U.S. Attorney in these matters to provide the information needed to complete their investigations.  The Company is in settlement discussions with the SEC.  We are not able to predict the outcome of the SEC’s investigation at this time, and such outcome could be material to our operating results.

We have also received subpoenas and requests for information from the DOJ, with respect to an investigation by the DOJ into pricing practices in the rock crushing and screening equipment industry.  In connection with this investigation, the DOJ has convened a grand jury.  We have been cooperating with the DOJ to furnish information needed to complete its investigation.  Until the DOJ investigation is complete, we are not able to predict its outcome.

We are in the process of implementing a global enterprise system.

We are implementing a global enterprise resource planning system to replace many of our existing operating and financial systems.  Such an implementation is a major undertaking both financially and from a management and personnel perspective.  Should the system not be implemented successfully and within budget, or if the system does not perform in a satisfactory manner, it could disrupt and might adversely affect our operations and results of operations, including our ability to report accurate and timely financial results.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

The following table outlines the principal manufacturing, warehouse and office facilities owned or leased (as indicated below) by the Company and its subsidiaries as of December 31, 2008:

BUSINESS UNIT	FACILITY LOCATION	TYPE AND APPROXIMATE SIZE OF FACILITY
Terex (Corporate Offices)	Westport, Connecticut (1)	Office;
174,000 sq. ft.
Aerial Work Platforms	Redmond, Washington (1)	Office, manufacturing and warehouse;
750,000 sq. ft.
	Moses Lake, Washington (1)	Office, manufacturing and warehouse;
422,000 sq. ft.
	Elk Point, South Dakota	Office, manufacturing and warehouse;
93,000 sq. ft.
	Baraga, Michigan	Office, manufacturing and warehouse;
54,000 sq. ft.
	Rock Hill, South Carolina	Office, manufacturing and warehouse;
121,000 sq. ft.
	Perugia, Italy	Office, manufacturing and warehouse;
114,000 sq. ft.
	Grantham, England (1)	Warehouse;
136,000 sq. ft.
	Newark, England (1)	Office and warehouse;
61,000 sq. ft.
	Darra, Australia (1)	Warehouse;
56,000 sq. ft.
	Maddington, Australia (1)	Warehouse;
54,000 sq. ft.
Construction	Motherwell, Scotland (1)	Office, manufacturing and warehouse;
473,000 sq. ft.
	Delmenhorst, Germany	Office, manufacturing and warehouse;
216,000 sq. ft.
	Ganderkesee, Germany	Office, manufacturing and warehouse;
362,000 sq. ft.
	Vechta, Germany	Manufacturing and warehouse;
267,000 sq. ft.
	Bad Schoenborn, Germany	Office, manufacturing and warehouse;
238,000 sq. ft.
	Grand Rapids, Minnesota	Office, manufacturing and warehouse;
199,000 sq. ft.
	Cohasset, Minnesota	Manufacturing and warehouse;
102,000 sq. ft.
	Casselton, North Dakota	Office, manufacturing and warehouse;
42,000 sq. ft.
	Coventry, England (1)	Office, manufacturing and warehouse;
326,000 sq. ft.
	Langenburg, Germany	Office, manufacturing and warehouse;
102,000 sq. ft.
	Gerabronn, Germany	Office and manufacturing;
147,000 sq. ft.
	Rothenburg, Germany (2)	Office, manufacturing and warehouse;
97,000 sq. ft.
	Crailsheim, Germany	Office and manufacturing;
185,000 sq. ft.
	Clausnitz, Germany	Office and manufacturing;
84,000 sq. ft.
	Sanhe, China	Office and manufacturing;
60,000 sq. ft.
	Southaven, Mississippi (1)	Office and warehouse;
505,000 sq. ft.
	Greater Noida, Utter Pradesh, India (1)	Office, manufacturing and warehouse;
155,000 sq. ft.

BUSINESS UNIT	FACILITY LOCATION	TYPE AND APPROXIMATE SIZE OF FACILITY
Cranes	Crespellano, Italy	Office, manufacturing and warehouse;
66,000 sq. ft.
	Montceau-les-Mines, France	Office, manufacturing and warehouse;
418,000 sq. ft.
	Waverly, Iowa	Office, manufacturing and warehouse;
312,000 sq. ft.
	Brisbane, Australia (1)	Office, manufacturing and warehouse;
42,000 sq. ft.
	Fontanafredda, Italy	Office, manufacturing and warehouse;
101,000 sq. ft.
	Cusano Milanino, Italy (1)	Office, manufacturing and warehouse;
175,000 sq. ft.
	Wilmington, North Carolina	Office, manufacturing and warehouse;
559,000 sq. ft.
	Zweibruecken, Germany	Office, manufacturing and warehouse;
483,000 sq. ft.
	Wallerscheid, Germany (1)	Office, manufacturing and warehouse;
336,000 sq. ft.
	Bierbach, Germany (1)	Warehouse and manufacturing;
198,000 sq. ft.
	Pecs, Hungary (1)	Office and manufacturing;
82,000 sq. ft.
	Luzhou, China	Office, manufacturing and warehouse;
1,100,000 sq. ft.
	Tianjin, China	Office and manufacturing;
50,000 sq. ft.
	Long Crendon, England	Office and warehouse
140,000 sq. ft.
Materials Processing & Mining	Dortmund, Germany (1)	Office, manufacturing and warehouse;
775,000 sq. ft.
	Cedar Rapids, Iowa	Office, manufacturing and warehouse;
608,000 sq. ft.
	Denison, Texas	Office, manufacturing and warehouse;
244,000 sq. ft.
	Acuña, Mexico	Office, manufacturing and warehouse;
225,000 sq. ft.
	Melbourne, Australia (1)	Office, manufacturing and warehouse;
29,000 sq. ft.
	Subang Jaya, Malaysia (1)	Manufacturing and warehouse;
111,000 sq. ft.
	Chomburi, Thailand	Manufacturing;
80,000 sq. ft.
	Durand, Michigan	Office, manufacturing and warehouse;
114,000 sq. ft.
	Coalville, England	Office, manufacturing and warehouse;
204,000 sq. ft.
	Omagh, Northern Ireland (1)	Office, manufacturing and warehouse;
153,000 sq. ft.
	Dungannon, Northern Ireland (1)	Office, manufacturing and warehouse;
330,000 sq. ft.
	Halifax, England	Office, manufacturing and warehouse;
70,000 sq. ft.
	Beckley, West Virginia	Office, manufacturing and warehouse;
113,500 sq. ft

BUSINESS UNIT	FACILITY LOCATION	TYPE AND APPROXIMATE SIZE OF FACILITY
Roadbuilding, Utility Products and Other	Cachoeirinha, Brazil	Office, manufacturing and warehouse;
78,000 sq. ft.
	Oklahoma City, Oklahoma	Office, manufacturing and warehouse;
620,000 sq. ft.
	Canton, South Dakota	Office, manufacturing and warehouse;
71,000 sq. ft.
	Opglabbeek, Belgium	Office, manufacturing and warehouse;
54,000 sq. ft.
	Rock Hill, South Carolina	Office, manufacturing and warehouse;
46,900 sq. ft.
	Fort Wayne, Indiana	Office, manufacturing and warehouse;
178,000 sq. ft.
	Watertown, South Dakota	Office, manufacturing and warehouse;
261,000 sq. ft.
	Huron, South Dakota	Office and manufacturing;
88,000 sq. ft.

(1)	These facilities are either leased or subleased.
(2)	Includes approximately 54,000 sq. ft., which are leased.

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

ITEM 3.                LEGAL PROCEEDINGS

As described in Note T - “Litigation and Contingencies” in the Notes to the Consolidated Financial Statements, we are involved in various legal proceedings, including product liability, workers’ compensation liability and intellectual property litigation, which have arisen in the normal course of operations.  We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risk required by law or contract with retained liability to us or deductibles.  We believe that the outcome of such matters will not have a material adverse effect on our consolidated financial position.

As disclosed in our prior filings, the SEC has been conducting a private investigation with respect to our accounting.  We received a copy of a written order of this private investigation from the SEC on February 1, 2006, and we have been cooperating with the SEC and furnishing the SEC staff with information needed to complete their investigation. We have also received subpoenas and requests for information from the SEC and the U.S. Attorney’s office commencing on May 9, 2005 with respect to a matter entitled “In the Matter of United Rentals, Inc.”  The requested information generally relates to four transactions involving us and our subsidiaries, on the one hand, and United Rentals, Inc., on the other, in 2000 and 2001. We have been cooperating with the requests of the SEC and the U.S. Attorney in this matter. The Company is in settlement discussions with the SEC.  We are not able to predict the outcome of the SEC’s investigation at this time, and such outcome could be material to our operating results.

As disclosed in our prior filings, commencing on November 2, 2006, we have received subpoenas from the DOJ with respect to its investigation into pricing practices in the rock crushing and screening equipment industry.  In connection with this investigation, the DOJ has convened a grand jury.  We have been cooperating with the DOJ in this investigation.  Until the DOJ investigation is complete, we are not able to predict its outcome.

As disclosed earlier, Fantuzzi initiated an arbitration proceeding against us in Italy on December 24, 2008.  While we believe we have a valid position, the risks of arbitration in Italy are uncertain and, if determined adversely, could ultimately result in us incurring significant liabilities.

For information concerning other contingencies and uncertainties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Uncertainties.”

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock, par value $.01 per share (“Common Stock”) is listed on the NYSE under the symbol “TEX.”  On December 19, 2006, our Common Stock was added to the Standard & Poor’s (“S&P”) 500 Index.  On November 5, 2008, our Common Stock was removed from the S&P 500 Index and was added to the S&P MidCap 400 Index.  The high and low stock prices for our Common Stock on the NYSE Composite Tape (for the last two completed years) are as follows:

	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
High	$30.44	$54.19	$76.25	$72.15	$90.75	$96.94	$86.99	$73.25
Low	$8.97	$28.22	$50.46	$46.50	$56.20	$66.24	$70.60	$54.75

No dividends were declared or paid in 2008 or 2007.  Certain of our debt agreements contain restrictions as to the payment of cash dividends to stockholders. In addition, Delaware law limits payment of dividends.  We intend generally to retain earnings, if any, to fund the development and growth of our business, pay down debt or repurchase stock. We may consider paying dividends on the Common Stock at some point in the future, subject to the limitations described above. Any future payments of cash dividends will depend upon our financial condition, capital requirements and earnings, as well as other factors that the Board of Directors may deem relevant.

As of February 19, 2009, there were 1,112 stockholders of record of our Common Stock.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies.  The stock performance graph shows the change in market value of $100 invested in our Common Stock, the Standard & Poor’s 500 Stock Index and a peer group of comparable companies (“Peer Group”) for the period commencing December 31, 2003 through December 31, 2008.  The cumulative total stockholder return assumes dividends are reinvested.  The stockholder return shown on the graph below is not indicative of future performance.

The Peer Group consists of the following companies, which are in similar lines of business to Terex:  Astec Industries, Inc., Caterpillar Inc., CNH Global N.V., Deere & Co., JLG Industries, Inc. (ending December 6, 2006), Joy Global Inc., Manitowoc Co. and Oshkosh Corporation (since December 7, 2006).  The companies in the Peer Group are weighted by market capitalization.

	12/03	12/04	12/05	12/06	12/07	12/08
Terex Corporation	100.00	167.31	208.57	453.51	460.46	121.63
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Peer Group	100.00	120.05	140.25	165.10	247.09	112.83
Copyright © 2009 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

(b) Not applicable.

(c) The following table provides information about our purchases during the quarter ended December 31, 2008 of Common Stock that is registered by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
October 1, 2008 - October 31, 2008	-	-	-	$637,974

November 1, 2008 - November 30, 2008	-	-	-	$637,974

December 1, 2008 - December 31, 2008	-	-	-	$637,974

Total	-	-	-	$637,974

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

(in millions, except per share amounts and employees)

	AS OF OR FOR THE YEAR ENDED DECEMBER 31,
	2008	2007	2006	2005	2004
SUMMARY OF OPERATIONS
Net sales	$9,889.6	$9,137.7	$7,647.6	$6,156.5	$4,799.3
Goodwill impairment	459.9	—	—	3.3	—
Income from operations	402.6	961.4	709.5	370.4	211.6
Income from continuing operations	71.9	613.9	396.5	187.6	320.6
Income from discontinued operations – net of tax	—	—	11.1	0.9	3.5
Loss on disposition of discontinued operations – net of tax	—	—	(7.7)	—	—
Net income	71.9	613.9	399.9	188.5	324.1
Per Common and Common Equivalent Share:
Basic
Income from continuing operations	0.73	$6.00	$3.94	$1.89	$3.26
Income from discontinued operations – net of tax	—	—	0.11	0.01	0.04
Loss on disposition of discontinued operations – net of tax	—	—	(0.08)	—	—
Net income	0.73	6.00	3.97	1.90	3.30
Diluted
Income from continuing operations	0.72	$5.85	$3.85	$1.84	$3.14
Income from discontinued operations – net of tax	—	—	0.10	—	0.03
Loss on disposition of discontinued operations – net of tax	—	—	(0.07)	—	—
Net income	0.72	5.85	3.88	1.84	3.17

CURRENT ASSETS AND LIABILITIES
Current assets	$4,040.9	$4,776.9	$3,432.8	$2,903.5	$2,647.1
Current liabilities	1,824.6	2,175.3	2,027.2	1,524.6	1,529.5
PROPERTY, PLANT AND EQUIPMENT
Net property, plant and equipment	$481.5	$419.4	$338.5	$329.9	$362.6
Capital expenditures	120.8	111.5	78.9	48.6	35.5
Depreciation	75.0	63.4	61.2	61.4	60.1
TOTAL ASSETS	$5,445.4	$6,316.3	$4,785.9	$4,200.3	$4,179.1

CAPITALIZATION
Long-term debt and notes payable (includes capital leases)	$1,396.4	$1,319.5	$536.1	$1,075.8	$1,114.2
Stockholders’ equity	1,721.7	2,343.2	1,751.0	1,161.0	1,135.2
Dividends per share of Common Stock	—	—	—	—	—
Shares of Common Stock outstanding at year end	94.0	100.3	101.1	99.8	98.8
EMPLOYEES	20,400	20,600	18,200	17,600	16,800

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements for a discussion of “Acquisitions,” “Goodwill,” “Long-Term Obligations” and “Stockholders’ Equity.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a diversified global manufacturer of capital equipment focused on delivering reliable, customer relevant solutions for the construction, infrastructure, quarrying, surface mining, shipping, transportation, power and energy industries.  Through December 31, 2008, we operated in five reportable segments: (i) Terex Aerial Work Platforms; (ii) Terex Construction; (iii) Terex Cranes; (iv) Terex Materials Processing & Mining; and (v) Terex Roadbuilding, Utility Products and Other.

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

Our Materials Processing & Mining segment designs, manufactures and markets crushing and screening equipment, hydraulic mining excavators, highwall mining equipment, high capacity surface mining trucks, drilling equipment and other products.  Construction, mining, quarrying and government customers use these products in construction and infrastructure projects and commodity mining.  We acquired Halco Holdings Limited and its affiliates (“Halco”) on January 24, 2006, established the Terex NHL Mining Equipment Company Ltd. (“Terex NHL”) joint venture on March 9, 2006, and acquired Superior Highwall Miners Inc. and its affiliates (“SHM”) on November 6, 2007.  The results of Halco, Terex NHL and SHM are included in the Materials Processing & Mining segment from their respective dates of acquisition or formation.

Our Roadbuilding, Utility Products and Other segment designs, manufactures and markets asphalt and concrete equipment, landfill compactors, bridge inspection and utility equipment.  Government, utility and construction customers use these products to build roads, construct and maintain utility lines, trim trees and for other commercial operations.  Additionally, we own a majority of the North American distribution channel for our utility products group, operate a fleet of rental utility products in the United States and Canada and own a distributor of our equipment and other products.  We also assist customers in their rental, leasing and acquisition of our products through TFS.

Effective January 1, 2009, we realigned certain operations in an effort to capture market synergies and streamline our cost structure.  Our Roadbuilding businesses, formerly part of our Roadbuilding, Utility Products and Other segment, will now be consolidated within our Construction segment.  Our Utility Products businesses, formerly part of our Roadbuilding, Utility Products and Other segment, will now be consolidated within our Aerial Work Platforms segment.  Certain other businesses that were included in the Roadbuilding, Utility Products and Other segment will now be reported in Corporate and Other, which includes eliminations among our segments.  Additionally, our truck-mounted articulated hydraulic crane line of business produced in Delmenhorst and Vechta, Germany, formerly part of our Construction segment, will now be consolidated within our Cranes segment.   The segment disclosures included herein do not reflect these realignments.  We will give effect to these realignments in our segment reporting for financial reporting periods beginning January 1, 2009, at which point the Roadbuilding, Utility Products and Other segment will cease to be a reportable segment.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as certain general and corporate expenses that have not been allocated to the segments.

Overview

Our overall financial performance during 2008 was mixed.  Very strong performance in the first half of 2008 gave way to significantly weaker performance in the second half of the year, as the deterioration in the fundamentals of the global economy took an increasing toll on our business.  For the full year, favorable results in our Cranes and Materials Processing & Mining (“MPM”) segments were more than offset by unfavorable results in our Aerial Work Platforms (“AWP”), Construction and Roadbuilding, Utility Products and Other (“RBUO”) segments.  The challenges in the current operating environment, particularly in the U.S. and Western Europe, have been compounded by the unprecedented levels of instability in the financial markets that have resulted from the ongoing global credit crisis.  The AWP and Construction segments and the materials processing business have all experienced weakness for many of their products in these markets.  Construction activity has dramatically slowed and many of our end markets have seen significant declines.

We have seen a credit crisis that initially appeared limited to the U.S. intensify into a worldwide financial crisis in the second half of 2008.  The causes of this financial and economic turbulence differ from past downturns, thus there is no historical precedent with which to compare.  The global economy remains under stress and our expectations for 2009 have deteriorated.  The depth and duration of the global economic decline are not known; however, we expect 2009 to be a very challenging year.  The current environment is one of a global slowdown, where the product and geographic diversity we have built has little ability to mitigate the market pressure we are experiencing at the moment.  While we remain confident that our strategy of product and geographic diversity is the right one to deliver positive shareholder returns in the long term, we know that the current environment presents unique challenges.

In response to the present economic environment, we have taken and will continue to take aggressive actions to reduce costs and preserve cash in all of our businesses.  These actions include the following:

•	since June 2008, reducing our workforce, including temporary and contract workers;
•      the AWP global workforce has been reduced by approximately 34%;
•      the Construction global workforce has been reduced by approximately 8%;
•      the Materials Processing global workforce has been reduced by approximately 22%;
•      the Roadbuilding global workforce has been reduced by approximately 18%;
•      additional reductions in our workforce will continue across all segments in 2009;
•	temporary shutdowns of manufacturing facilities and shortened work weeks were implemented and will continue to be used to reduce production output as necessary;
•	review of existing facilities for potential consolidation, transfer or sale;
•	cutting production levels;
•	eliminating salary increases in 2009 for management-level team members and significantly reducing executive long-term compensation from 10% to 50%;
•	delaying or cutting capital expenditures;
•	reducing discretionary spending; and
•	identifying and improving process and system efficiencies.

The marketplace for each of our businesses is somewhat different, but there is a common approach we are taking throughout the Company.  In 2009, we will be managing our business even more aggressively than normal for cash.  Most of our businesses are experiencing continued reductions in incoming orders, with orders in backlog being cancelled or deferred.  We are intensely focused in each of our businesses in managing our sales, inventory and operations planning process to quickly adjust our production rate and material ordering in line with this rapidly changing market.

Our Construction and Roadbuilding businesses are experiencing a number of significant challenges in this very difficult environment and we need to make changes to build and improve these businesses to meet these challenges.  While we would prefer to implement the necessary changes to overcome these obstacles, if different ownership would grow one or more of these businesses faster than we could, then we will consider those alternatives.

Although we continued to see reasonable demand for cranes and mining equipment, we are now experiencing increasing cancellations in our backlog for crane and mining products, as well as delays in acceptance of deliveries, as our customers for these products are not immune to the effects of the economic downturn.  Demand in these businesses has been driven by global infrastructure development and maintenance, as well as commodity and energy prices that were at levels which supported continued investment in capital equipment.  Commodities and energy pricing generally have been weakening, so we are cautious in our expectations of future demand.

We are making select capital investments in our AWP, Cranes and MPM segments to more effectively and efficiently respond to anticipated market demand.  For example, we are developing new facilities in India for material processing equipment and in China for cranes, hydraulic excavators, portable products and scissor and boom lifts to reduce manufacturing costs and to meet the demand for these products in these developing regions.

Year-over-year backlog for all of our segments is down, with AWP and Construction backlogs down significantly.  We have also seen recent softening demand for our materials processing, cranes and mining products.  During 2008, the AWP and Construction segments experienced declines in net sales and operating income due to continued weakness in the U.S. and Western European markets.

The RBUO segment showed modest improvements in sales, as well as profitability, when compared to the prior year period.  Stronger demand for utility products, coupled with cost reduction efforts in the roadbuilding business, resulted in improved profits.

Input costs affected operating results in 2008, but were in part offset by higher pricing to our customers.  Input costs continue to present challenges, although they have recently moderated.  At this time, our price increases have not yet fully offset our total input cost increases.  Rising input costs have had the most effect on the AWP segment, with a lesser impact on the Cranes and MPM segments, as these businesses tend to have longer supply contracts as well as cost escalation clauses in certain contracts with our customers.  Most of our steel and other input costs have fallen from recent peak levels, but we are still experiencing higher material costs than last year.  We will not see a significant improvement in cost until later in 2009, when we will have utilized material already in our inventory.

Uncertainty around the depth and duration of the current economic decline makes it difficult to forecast our expectations for 2009 with a reasonable degree of certainty.  However, we are planning for continued softness in demand.  We expect that Western European and U.S. markets will remain soft for our aerial work platforms, construction and materials processing businesses well into 2009.  We expect that for 2009, net sales for our AWP segment will be down 35%-45%, net sales for our Construction segment will be down 25%-35%, net sales for our Cranes segment will be down 25%-35%, and net sales for our MPM segment will be down 25%-35%, versus 2008 results.  We expect our overall 2009 net sales to decline in the range of 30%-35% as compared to 2008, approximately 13% of which is the estimated translation effect of foreign currency exchange rate changes.

Given that external access to credit remains uncertain in the current financial environment, we are focusing on improving liquidity by aggressively reducing costs and working capital and slowing capital spending.  We are currently not purchasing shares under our previously announced share repurchase program.  However, during 2008, we repurchased $395.5 million, or 7.4 million shares, of our common stock.

TFS provides assistance to our customers in financing purchases of our equipment, largely through the use of financial partners.  We have used the flexibility, expertise and capacity of multiple sources to secure financing in this difficult market.  In certain cases, TFS will also originate and sell financing transactions to these same financial institutions to increase velocity of transaction processing and maintain our customer linkage.  As of December 31, 2008, TFS retained approximately $3 million of these assets on our balance sheet.

We have also accelerated several internal initiatives to reduce inventory, including significantly limiting raw material receipts, particularly in the aerial work platforms, construction and materials processing businesses, while carefully managing incoming inventory in our cranes and mining businesses.  We are adjusting production levels as appropriate in relation to slowing end market demand for our products.  With the actions we are taking to reduce costs and increase liquidity, we expect to have sufficient flexibility to execute our key business plans.

After tax Return on Invested Capital (“ROIC”) continues to be the unifying metric we use to measure our operating performance.  ROIC measures how effectively we utilize the capital invested in our operations.  After tax ROIC is determined by dividing the sum of Net Operating Profit After Tax (as defined below) for each of the previous four quarters by the average of the sum of Total stockholders’ equity plus Debt (as defined below) less Cash and cash equivalents for the previous five quarters.  Net Operating Profit After Tax (“NOPAT”), which is a non-GAAP measure, for each quarter is calculated by multiplying Income from operations by a figure equal to one minus the effective tax rate of the Company.  The effective tax rate is equal to the (Provision for) benefit from income taxes divided by Income before income taxes for the respective quarter.  Debt is calculated using the amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion.  We calculate ROIC using the last four quarters’ NOPAT as this represents the most recent twelve month period at any given point of determination.  In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarter’s ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) over the same time period as the numerator (four quarters of average invested capital).

We use ROIC as a unifying metric because we feel that it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement.  We believe that ROIC measures return on the full enterprise-wide amount of capital invested in our business, as opposed to another metric such as return on shareholder’s equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance.  We also believe that adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested.  Consistent with this belief, we use ROIC in evaluating executive performance and compensation, as we have disclosed in the Compensation Discussion and Analysis in our proxy statement for the 2008 annual meeting of stockholders.  As of October 1, 2008, we performed our annual goodwill impairment test, which resulted in a non-cash impairment charge for goodwill of $459.9 million, which represented all of the goodwill recorded in the Construction and RBUO segments.  However, we do not believe that non-cash impairment charges are indicative of returns on our invested capital.  Therefore, we have excluded the effect of these impairment charges from the metrics used in our calculation of ROIC.  As the tables below show, our ROIC at December 31, 2008 was 19.2%, down from 28.9% at December 31, 2007.  The decrease reflects reduced NOPAT performance from approximately $641 million to approximately $601 million and the increased invested capital impact of recent acquisitions of approximately $482 million.

The amounts described below are reported in millions of U.S. dollars, except for the effective tax rates.

	Dec ‘08	Sep ‘08	Jun ‘08	Mar ‘08	Dec ‘07
(Benefit from) Provision for income taxes as adjusted	$(1.0)	$44.9	$116.8	$83.2
Divided by: Income before income taxes as adjusted	35.7	138.7	353.1	246.5
Effective tax rate as adjusted	(2.8)%	32.4%	33.1%	33.8%

Income from operations as adjusted	$68.1	$167.2	$370.9	$256.3
Multiplied by: 1 minus Effective tax rate as adjusted	102.8%	67.6%	66.9%	66.2%
Adjusted net operating profit after tax	$70.0	$113.0	$248.1	$169.7

Debt (as defined above)	$1,435.8	$1,568.2	$1,355.9	$1,373.4	$1,352.0
Less: Cash and cash equivalents	(484.4)	(487.9)	(590.0)	(604.2)	(1,272.4)
Debt less Cash and cash equivalents	$951.4	$1,080.3	$765.9	$769.2	$79.6

Total stockholders’ equity as adjusted	$2,179.9	$2,302.9	$2,664.6	$2,538.1	$2,343.2

Debt less Cash and cash equivalents plus Total stockholders’ equity as adjusted	$3,131.3	$3,383.2	$3,430.5	$3,307.3	$2,422.8

2008 ROIC	19.2%
Adjusted net operating profit after tax (last 4 quarters)	$600.8
Average Debt less Cash and cash equivalents plus Total stockholders’ equity as adjusted (5 quarters)	$3,135.0

Reconciliation of ROIC table amounts adjusted for impairment
Three months ended 12/31/08
Loss before income taxes as reported	$(424.2)
Less: Goodwill impairment	(459.9)
Income before income taxes as adjusted	$35.7

Benefit from income taxes as reported	$2.7
Less: Benefit from income taxes on impairment	1.7
Benefit from income taxes as adjusted	$1.0

Income before income taxes as adjusted	$35.7
Plus: Benefit from income taxes as adjusted	1.0
Net income as adjusted	$36.7

Loss from operations as reported	$(391.8)
Less: Goodwill impairment	(459.9)
Income from operations as adjusted	$68.1

Total stockholders' equity as reported	$1,721.7
Less: Net loss as reported	(421.5)
Add: Net income as adjusted	36.7
Total stockholders' equity as adjusted	$2,179.9

Effective tax rate reconciliation excluding impairment
	Three months ended 12/31/08
	As reported	Impairment	As adjusted
(Loss) income before income taxes	$(424.2)	$(459.9)	$35.7
Benefit from income taxes	2.7	1.7	1.0
Net (loss) income	$(421.5)		$36.7

Effective tax rate	0.6%	0.4%	(2.8)%

	Dec ‘07	Sep ‘07	Jun ‘07	Mar ‘07	Dec ‘06
Provision for income taxes	$62.0	$78.5	$96.7	$68.2
Divided by: Income before income taxes	236.0	230.0	271.3	182.0
Effective tax rate	26.3%	34.1%	35.6%	37.5%

Income from operations	$239.9	$236.3	$284.5	$200.7
Multiplied by: 1 minus Effective tax rate	73.7%	65.9%	64.4%	62.5%
Net operating profit after tax	$176.8	$155.7	$183.2	$125.4

Debt (as defined above)	$1,352.0	$705.6	$651.7	$678.4	$763.1
Less: Cash and cash equivalents	(1,272.4)	(516.6)	(453.4)	(405.2)	(676.7)
Debt less Cash and cash equivalents	$79.6	$189.0	$198.3	$273.2	$86.4

Total stockholders’ equity	$2,343.2	$2,254.4	$2,073.4	$1,851.9	$1,751.0

Debt less Cash and cash equivalents plus Total stockholders’ equity	$2,422.8	$2,443.4	$2,271.7	$2,125.1	$1,837.4

2007 ROIC	28.9%
Net operating profit after tax (last 4 quarters)	$641.1
Average Debt less Cash and cash equivalents plus Total stockholders’ equity (5 quarters)	$2,220.1

RESULTS OF OPERATIONS

2008 COMPARED WITH 2007

Terex Consolidated

	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$9,889.6	-	$9,137.7	-	8.2%
Gross profit	$1,927.7	19.5%	$1,882.0	20.6%	2.4%
SG&A	$1,065.2	10.8%	$920.6	10.1%	15.7%
Goodwill impairment	$459.9	4.7%	$-	-	-
Income from operations	$402.6	4.1%	$961.4	10.5%	(58.1)%

Net sales for the year ended December 31, 2008 increased $751.9 million when compared to the same period in 2007.  The favorable translation effect of foreign currency exchange rate changes contributed approximately $234 million of the net sales increase.  Acquisitions, particularly ASV and SHM, contributed approximately $265 million to the increase in net sales.  Excluding the favorable translation effect of foreign currency exchange rate changes and acquisitions, our MPM and Cranes segments were the primary drivers of the remaining increase in net sales and, combined, contributed approximately $806 million to the increase, as worldwide infrastructure and commodity needs continued to provide significant demand for our products.  Excluding the favorable translation effect of foreign currency exchange rate changes and acquisitions, our AWP and Construction segments declined by approximately $557 million from the prior year.  We had moderate net sales growth in the RBUO segment.  While we experienced growth in net sales in the first half of 2008 of approximately 22% over the same period in 2007, during the second half of 2008, net sales decreased approximately 4% over the same period in 2007.  This sharp decline was due to the significant weakening of many of our end markets in the second half of 2008.

Gross profit for the year ended December 31, 2008 increased $45.7 million when compared to the same period in 2007.  The favorable translation effect of foreign currency exchange rate changes contributed approximately $98 million to gross profit.  The increase in gross profit in 2008 was driven by the strong sales in the MPM and Cranes segments, which, excluding the favorable translation effect of foreign currency exchange rate changes, combined to increase gross profit by approximately $246 million over the prior year.  However, the AWP and Construction segments had lower combined gross profit of approximately $305 million, excluding the favorable translation effect of foreign currency exchange rate changes.  The RBUO segment did not provide significant contribution to the increase in gross profit due to increasing costs.

Selling, general and administrative (“SG&A”) costs increased for the year ended December 31, 2008 by $144.6 million when compared to the same period in 2007.  The unfavorable translation effect of foreign currency exchange rate changes accounted for approximately $19 million of the SG&A increase.  Most of the rise in SG&A costs was due to our continued investment in operational improvement initiatives, including supply chain management, global sales and service capabilities in developing markets, marketing, implementation of our enterprise resource management system, and strategic sourcing initiatives.

As of October 1, 2008, we performed our annual goodwill impairment test, which resulted in a non-cash impairment charge for goodwill of $459.9 million and represented all of the goodwill recorded in the Construction and RBUO segments.  This goodwill impairment charge was necessary, as the fair value of the reporting units within these segments had significantly declined, reflecting reduced estimated future cash flows for these businesses based on lower expectations for growth and profitability, primarily as a result of the current global economic downturn.

Income from operations decreased by $558.8 million for the year ended December 31, 2008 over the comparable period in 2007.  The decrease was primarily due to $459.9 million of impairment charges.  Although, we experienced improvement in operating profit due to higher volume, pricing actions and the favorable translation effect of foreign currency exchange rate changes, these were more than offset by transactional foreign currency losses and higher SG&A costs.  While we experienced an increase in operating profit in the first half of 2008 of approximately 29% over the same period in 2007, during the second half of 2008, excluding the impairment charges, operating profit decreased approximately 51% over the same period in 2007.  This sharp deterioration was primarily due to the significant declines in many of our end markets and higher input costs incurred in the second half of 2008.

Aerial Work Platforms

	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,074.1	-	$2,337.8	-	(11.3)%
Gross profit	$475.0	22.9%	$647.9	27.7%	(26.7)%
SG&A	$228.6	11.0%	$194.8	8.3%	17.4%
Income from operations	$246.4	11.9%	$453.1	19.4%	(45.6)%

Net sales for the AWP segment for the year ended December 31, 2008 decreased $263.7 million when compared to the same period in 2007.  The favorable translation effect of foreign currency exchange rate changes increased net sales by approximately $45 million.  This increase in net sales was offset by approximately $274 million due to lower volume for most products.  Additionally, approximately $40 million of the decrease was due to an increased sales mix to high volume customers and competition in certain markets, which negatively affected average pricing.

Gross profit for the year ended December 31, 2008 decreased $172.9 million from the comparable period in 2007.  The favorable translation effect of foreign currency exchange rate changes positively affected gross profit by approximately $29 million.  The impact of lower sales volumes decreased gross profit by approximately $76 million.  Gross profit decreased approximately $40 million due to an increased sales mix to high volume customers and competition in certain markets, which negatively affected average pricing.  Higher input costs, primarily for steel, negatively affected gross profit by approximately $70 million.  Costs related to headcount reductions decreased gross profit by approximately $5 million.  Other costs, primarily associated with warranty, product liability and distribution, decreased gross profit by approximately $13 million.

SG&A costs for the year ended December 31, 2008 increased $33.8 million when compared to the same period in 2007.  The increase resulted from expansion of our international sales distribution infrastructure, higher marketing costs associated with trade show activities, and increased product line management, consulting and engineering costs, which combined to increase SG&A costs by approximately $10 million.  Additionally, corporate cost allocation increased approximately $13 million over the prior year.   Higher bad debt expenses of approximately $4 million were incurred in the current year. Approximately $4 million of the increase was due to costs related to headcount reductions.

Income from operations for the year ended December 31, 2008 decreased $206.7 million when compared to the same period in 2007.  The decrease was due to the items noted above, particularly lower net sales volume, continued higher input costs not recovered in pricing and higher SG&A costs.

Construction

	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,887.3	-	$1,908.5	-	(1.1)%
Gross profit	$165.7	8.8%	$250.3	13.1%	(33.8)%
SG&A	$240.2	12.7%	$194.2	10.2%	23.7%
Goodwill impairment	$364.4	19.3%	$-	-	-
(Loss) income from operations	$(438.9)	(23.3)%	$56.1	2.9%	(882.4)%

Net sales in the Construction segment decreased by $21.2 million for the year ended December 31, 2008 when compared to the same period in 2007.  The favorable translation effect of foreign currency exchange rate changes increased net sales by approximately $49 million.  Acquisitions, primarily ASV, increased net sales by approximately $166 million.  These increases were more than offset by lower net sales volume of approximately $240 million in the Americas and the Europe, Middle East and Africa regions across most product lines.

Gross profit for the year ended December 31, 2008 decreased $84.6 million when compared to 2007 results for the same period.  Lower net sales volume decreased gross profit by approximately $41 million.  Higher input costs, particularly for steel, as well as transactional foreign currency losses, decreased gross profit by approximately $63 million.  Additionally, due to lower production levels, manufacturing overhead represented a greater percentage of production costs, resulting in a reduction to gross profit of approximately $23 million.  Costs related to headcount reductions decreased gross profit by approximately $4 million.  These decreases were partially offset by the favorable translation effect of foreign currency exchange rate changes of approximately $19 million, which had a positive effect on gross profit.  Acquisitions, primarily ASV, improved gross profit by approximately $14 million.  Higher parts sales and decreased other costs of sales improved gross profit by approximately $16 million.

SG&A costs for the year ended December 31, 2008 increased $46.0 million from the comparable period in 2007.  Approximately $3 million of the increase was due to the unfavorable translation effect of foreign currency exchange rate changes.  Approximately $18 million of the increase was due to acquisitions, primarily ASV.  Approximately $15 million of higher SG&A costs were related to selling, engineering and other manufacturing initiatives.  Additionally, corporate cost allocation increased approximately $10 million over the prior year period.

As of October 1, 2008, we performed our annual goodwill impairment test, which resulted in a non-cash impairment charge for goodwill of $364.4 million and represented all of the goodwill recorded in this segment.  This goodwill impairment charge was necessary, as the fair value of the reporting unit within this segment significantly declined, reflecting reduced estimated future cash flows for this business based on lower expectations for growth and profitability, primarily as a result of the current global economic downturn.

Income from operations for the year ended December 31, 2008 decreased $495.0 million when compared to the same period in 2007, resulting primarily from impairment charges and lower net sales volume combined with higher production and SG&A costs.

Cranes
	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,888.8	-	$2,234.9	-	29.3%
Gross profit	$629.8	21.8%	$448.2	20.1%	40.5%
SG&A	$228.3	7.9%	$191.5	8.6%	19.2%
Income from operations	$401.5	13.9%	$256.7	11.5%	56.4%

Net sales for the Cranes segment for the year ended December 31, 2008 increased by $653.9 million when compared to the same period in 2007.  The favorable translation effect of foreign currency exchange rate changes on sales contributed approximately $135 million of the net sales increase.  Increased price realization added approximately $171 million to the increase.  Approximately $359 million of the increase in net sales resulted from improvement in our product mix due to a demand shift towards rough-terrain cranes, and larger capacity crawler and all-terrain cranes, as well as from higher sales volume.  Parts sales grew by approximately $27 million because of a larger installed base of our cranes.  These increases were partially offset by approximately $38 million of lower net sales from used cranes and rental equipment, primarily in Europe.

Gross profit for the year ended December 31, 2008 increased $181.6 million relative to the same period in 2007.  The favorable translation effect of foreign currency exchange rate changes improved gross profit by approximately $34 million from the prior year period.  Gross profit increased approximately $171 million from the effect of pricing realization.  An advantageous sales mix of crawler, rough-terrain, tower cranes and parts added approximately $101 million to the increase.  These favorable trends were partially offset by higher input and warranty costs of approximately $109 million.  Additionally, charges for a previously announced crane repair program of approximately $15 million lowered gross profit.

SG&A costs for the year ended December 31, 2008 increased $36.8 million over the same period in 2007.  Approximately $13 million of the increase was due to the unfavorable translation effect of foreign currency exchange rate changes.  We also incurred higher selling costs due to increased sales volume, engineering costs for product development, certain bad debt costs and increased administrative costs, which combined to increase SG&A costs by approximately $24 million.

Income from operations for the year ended December 31, 2008 increased $144.8 million over the comparable period in 2007.  Income from operations in 2008 increased because of the positive translation effect of foreign currency exchange rate changes, higher sales volume and favorable product mix, and the impact of pricing actions.

Materials Processing & Mining

	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,457.1	-	$2,092.1	-	17.4%
Gross profit	$555.0	22.6%	$442.4	21.1%	25.5%
SG&A	$235.8	9.6%	$196.7	9.4%	19.9%
Income from operations	$319.2	13.0%	$245.7	11.7%	29.9%

Net sales in the MPM segment increased by $365.0 million in the year ended December 31, 2008 over the comparable period in 2007.  Approximately $52 million of the increase was due to increased net sales volume from continued solid demand for our mining products, particularly large excavators.  This demand was driven by sustained relative strength of some commodity prices, combined with increased global mining operations. European and developing market demand for crushing and screening products increased, with an increased mix of crushing equipment, including new products in this line, adding approximately $71 million to the increase.  Pricing actions improved our sales by approximately $60 million.  We also had approximately $104 million of higher parts and service sales in the current year because of a higher installed base of our products.  Approximately $80 million of the increase was attributable to the acquisition of SHM in the fourth quarter of 2007.

Gross profit increased by $112.6 million in the year ended December 31, 2008 over the comparable period in 2007.  The favorable translation effect of foreign currency exchange rate changes accounted for approximately $14 million of the increase.  The increase was also due to the impact of pricing actions of approximately $60 million, as well as approximately $123 million from the volume increase in net sales, including parts, the impact of the SHM acquisition and more profitable product mix changes.  These increases were offset in part by higher input costs, particularly steel, of approximately $26 million.  Other costs for foreign currency transaction losses, warranty, service and distribution decreased gross profit by approximately $56 million.

SG&A costs increased by $39.1 million in the year ended December 31, 2008 relative to the comparable period in 2007.  The increase in SG&A costs was partially due to approximately $9 million of selling and marketing expenses resulting from continued growth, investment in service and support capabilities and certain trade show activities.  Additionally, we incurred approximately $6 million of higher engineering costs for new product development.  Other general and administrative costs increased approximately $23 million due to higher legal expenses, additional staffing to support growth, and higher allocation of corporate costs.

Income from operations for the year ended December 31, 2008 increased $73.5 million over the comparable period in 2007.  The increase was a result of the items noted above, particularly higher sales volume and the impact of pricing actions, partially offset by higher SG&A costs associated with the segment’s growth.

Roadbuilding, Utility Products and Other

	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$717.9	-	$675.8	-	6.2%
Gross profit	$104.9	14.6%	$91.1	13.5%	15.1%
SG&A	$91.2	12.7%	$91.8	13.6%	(0.7)%
Goodwill impairment	$95.5	13.3%	$-	-	-
Loss from operations	$(81.8)	(11.4)%	$(0.7)	(0.1)%	(11,585.7)%

Net sales for the RBUO segment for the year ended December 31, 2008 increased $42.1 million when compared to the same period in 2007.  Approximately $22 million of the increase in net sales was due to increased net sales to the U.S. government in the current year.  The favorable translation effect of foreign currency exchange rate changes accounted for approximately $7 million of the net sales increase.  We experienced improved demand for our roadbuilding products manufactured in Latin America, which contributed approximately $43 million to net sales.  These positive results were partially offset by lower demand for concrete mixer trucks and related parts, as well as other mobile roadbuilding products, of approximately $37 million, resulting from the downturn in North American residential construction market.  Our utility products business contributed approximately $27 million to the net sales increase.  Net sales in the prior year included approximately $18 million for activities related to our re-rental fleet, which was wound down in that period, and a former truck manufacturing business that was sold in 2007, which were included within this segment.

Gross profit for the year ended December 31, 2008 increased $13.8 million when compared to the same period in 2007.  Gross profit in the prior year was negatively impacted by approximately $5 million for costs related to the wind-down of our re-rental fleet.  Gross profit in the roadbuilding business improved approximately $7 million over the prior year due to increased sales of our products manufactured in Latin America.  Higher sales in our utility products business increased gross profit by approximately $1 million.

SG&A costs for the year ended December 31, 2008 decreased $0.6 million over the comparable period in 2007.  The roadbuilding and utilities businesses incurred approximately $4 million in higher costs for increased selling, engineering, bad debt and trade show expenses in the current year period.  These were offset by approximately $6 million of non-recurring charges in the prior year related to the wind-down of our re-rental business.

As of October 1, 2008, we performed our annual goodwill impairment test, which resulted in a non-cash impairment charge for goodwill of $95.5 million, which represented all of the goodwill recorded in this segment.  This goodwill impairment charge was necessary, as the fair value of the reporting units within this segment had significantly declined, reflecting reduced estimated future cash flows for these businesses based on lower expectations for growth and profitability, primarily as a result of the current global economic downturn.

Loss from operations for the year ended December 31, 2008 increased $81.1 million when compared to the same period in 2007.  This decrease was primarily due to goodwill impairment charges, partially offset by the items noted above, including improved profitability in the roadbuilding and utility product businesses, as well as the negative impact in the prior year related to the wind-down of our re-rental business.

Corporate/Eliminations

	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(135.6)	-	$(111.4)	-	(21.7)%
Loss from operations	$(43.8)	32.3%	$(49.5)	44.4%	11.5%

Our consolidated results include the elimination of intercompany sales activity among segments.  Corporate costs before allocations to the business segments increased, as we continued to invest in Company-wide initiatives, including the multi-year implementation of our global enterprise resource management system, marketing programs, the people, systems and support to create leading supply chain management and manufacturing capabilities, and the necessary training to maximize the impact of the Terex Business System.  Legal costs also increased in 2008 compared to 2007.  These initiatives, coupled with infrastructure investments to handle growth in developing markets, contributed approximately $28 million of costs incurred in the current year.  These charges were more than offset by an increase of approximately $34 million in corporate costs allocated to the business segments in 2008 versus the prior year.

Interest Expense, Net of Interest Income

During the year ended December 31, 2008, our interest expense net of interest income was $80.7 million, or $34.0 million higher than the prior year.  This increase was primarily related to the full year effect of an increase of $871.8 million in our Debt less Cash and cash equivalents balance from December 31, 2007, resulting from $800.0 million of senior subordinated notes issued in November 2007, which increased interest expense and was partially offset by increased interest income from higher average cash balances.  This increase in our cash balance was lowered by the acquisition of ASV and the share repurchase program.

Other Income (Expense) – Net

Other income (expense) – net for the year ended December 31, 2008 was expense of $7.8 million, a decrease of $24.9 million when compared to income of $17.1 million in the prior year.  This was primarily due to approximately $5 million of foreign currency translation losses in the current year compared to gains of approximately $12 million in the prior year.  These losses and gains were due to foreign denominated balances that were revalued in the functional currencies of the entities that hold them as foreign exchange rates changed.  Additionally, gains on the sale of assets were approximately $10 million lower in 2008 than in 2007.

Income Taxes

During the year ended December 31, 2008, we recognized income tax expense of $242.2 million on income from continuing operations before income taxes of $314.1 million, an effective rate of 77.1%, as compared to income tax expense of $305.4 million on income from continuing operations before income taxes of $919.3 million, an effective rate of 33.2%, in the prior year.  The effective tax rate for 2008 was higher than in the prior year, primarily due to the non-deductibility of goodwill impairment charges. The effect of reduced statutory rates in certain European countries and discrete items partially offset the tax impact of the goodwill impairment charges.

2007 COMPARED WITH 2006

Terex Consolidated

	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$9,137.7	-	$7,647.6	-	19.5%
Gross profit	$1,882.0	20.6%	$1,443.1	18.9%	30.4%
SG&A	$920.6	10.1%	$733.6	9.6%	25.5%
Income from operations	$961.4	10.5%	$709.5	9.3%	35.5%

Net sales for the year ended December 31, 2007 increased $1,490.1 million when compared to the same period in 2006.  Our sales increased across all segments, with the exception of RBUO, due to strong global demand across many product categories.  Increased sales volume and pricing actions contributed approximately $818 million of the increase.  Additionally, the favorable translation effect of foreign currency exchange rate changes contributed approximately 32% of the net sales increase.

Gross profit for the year ended December 31, 2007 increased $438.9 million when compared to the same period in 2006.  Gross profit increased across all segments, with the exception of RBUO.  Approximately $320 million of the increase in gross profit was the result of the combination of increased volume, particularly international sales, a more favorable product mix in certain businesses and the positive impact of pricing initiatives.  Additionally, the favorable translation effect of foreign currency exchange rate changes contributed approximately 21% of the increase.

SG&A costs increased for the year ended December 31, 2007 by $187.0 million when compared to the same period in 2006.  Each segment’s SG&A costs rose due to its portion of the increased selling, engineering and administrative infrastructure investment of approximately $105 million Company-wide.  The unfavorable translation effect of foreign currency exchange rate changes also accounted for approximately 24% of the increase.

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

Net sales for the AWP segment for the year ended December 31, 2007 increased $247.5 million when compared to the same period in 2006.  Markets in Europe, Latin America and Asia/Pacific continued to drive the increase in net sales, with sales in these regions increasing by approximately 47%, while sales in North America decreased approximately 6%, primarily in our telehandler product line.  Included in our increased net sales is approximately $58 million resulting from price increases as well as approximately $79 million due to the favorable translation effect of foreign currency exchange rate changes.

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

Net sales in the MPM segment increased $467.1 million over the comparable period in 2006.  Approximately $247 million of the increase was due to continued solid demand for our products, particularly large mining trucks, excavators and crushing and screening products.  This demand was driven by continued high commodity prices combined with increased global mining operations, as well as European and Indian demand for crushing and screening products.  Pricing actions improved our sales by approximately $36 million.  Strong parts revenue also contributed approximately $64 million of the increase.  Additionally, the favorable translation effect of foreign currency exchange rate changes accounted for approximately 25% of the net sales increase.

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

Income from operations for the MPM segment increased $55.7 million over the comparable period in 2006.  The increase was a result of the items noted above, particularly higher sales volume and the impact of pricing actions, partially offset by higher SG&A costs associated with the segment’s growth.

Roadbuilding, Utility Products and Other

	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$675.8	-	$746.0	-	(9.4)%
Gross profit	$91.1	13.5%	$102.4	13.7%	(11.0)%
SG&A	$91.8	13.6%	$77.2	10.3%	18.9%
(Loss) income from operations	$(0.7)	(0.1)%	$25.2	3.4%	(102.8)%

Net sales for the RBUO segment for the year ended December 31, 2007 decreased $70.2 million when compared to the same period in 2006.  The decrease in net sales was primarily due to lower demand for concrete mixer trucks and other concrete products of approximately $83 million resulting from the downturn in North American residential construction markets, offset partially by improved sales penetration in Latin America of approximately $18 million.  Our utility products also experienced lower sales volume of approximately $28 million, offset by an improved product mix and pricing increases that totaled approximately $19 million and additional improvement of approximately $5 million from used equipment, rental and parts sales.

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

SG&A costs for the year ended December 31, 2007 increased $14.6 million over the comparable period in 2006.  The increase was due to approximately $4 million in higher corporate charges to the segment and approximately $2 million of increased selling costs incurred to expand opportunities in undeveloped territories.  We incurred write-downs of approximately $6 million primarily related to one defaulting customer of our re-rental business that was wound down.

Income from operations for the RBUO segment for the year ended December 31, 2007 decreased $25.9 million when compared to the same period in 2006.  The decrease reflects the items noted above, particularly lower concrete mixer truck volume combined with higher SG&A costs.

Corporate/Eliminations

	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(111.4)	-	$(136.2)	-	18.2%
Loss from operations	$(49.5)	44.4%	$(48.8)	35.8%	(1.4)%

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

During the year ended December 31, 2006, we recorded a charge on early extinguishment of debt of $23.3 million, including a $15.6 million expense associated with the call premiums for the repayment of $300 million of outstanding debt in June and August 2006.  In addition, we recorded $7.7 million of amortization of debt acquisition costs accelerated because of this debt repayment and the replacement of our previous credit facility.

Other Income (Expense) – Net

Other income (expense) – net for the year ended December 31, 2007 was income of $17.1 million, an increase of $13.4 million when compared to the same period in the prior year, primarily due to an increase of approximately $11 million in foreign exchange translation gains in 2007.

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

Inventories - Inventories are stated at the lower of cost or market (“LCM”) value.  Cost is determined principally by the first-in, first-out (“FIFO”) method and the average cost method (approximately 45% and 55%, respectively).  In valuing inventory, we are required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. The valuation of used equipment taken in trade from customers requires us to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines.  While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved.  Future events that could significantly influence our judgment and related estimates include general economic conditions in markets where our products are sold, new equipment price fluctuations, competitive actions, including the introduction of new products and technological advances, as well as new products and design changes we introduce.  At December 31, 2008, reserves for LCM, excess and obsolete inventory totaled $121.0 million.

Accounts Receivable - We are required to judge our ability to collect accounts receivable from our customers. Valuation of receivables includes evaluating customer payment histories, customer leverage, availability of third party financing, political and exchange risks and other factors.  Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty.  At December 31, 2008, reserves for potentially uncollectible accounts receivable totaled $62.8 million.  Given current economic conditions, there can be no assurance that our historical accounts receivable collection experience will be indicative of future results.

Guarantees - We have issued guarantees to financial institutions of customer financing to purchase equipment as of December 31, 2008. We must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer’s payment history, leverage, availability of third party financing, political and exchange risks and other factors.  Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty.  To date, losses related to guarantees have been negligible.

Our customers, from time to time, may fund acquisition of our equipment through third-party finance companies. In certain instances, we may provide a credit guarantee to the finance company, by which we agree to make payments to the finance company should the customer default. Our maximum liability is limited to the remaining payments due to the finance company at the time of default. In the event of customer default, we have generally been able to recover and dispose of the equipment at a minimum loss, if any, to us.

As of December 31, 2008, our maximum exposure to such credit guarantees was $238.3 million, including total guarantees issued by Terex Demag GmbH, part of the Cranes segment, and Genie Holdings, Inc. and its affiliates (“Genie”), part of the Aerial Work Platforms segment, of $156.1 million and $46.1 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

Given current economic conditions, there can be no assurance that our historical credit default experience will be indicative of future results. Our ability to recover losses experienced from our guarantees may be affected by economic conditions in effect at the time of loss.

We issue residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note T - “Litigations and Contingencies” in the Notes to the Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $35.1 million at December 31, 2008. We are able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2008, our maximum exposure pursuant to buyback guarantees was $145.7 million, including total guarantees issued by Genie, of $140.4 million. We are able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We record a liability for the estimated fair value of guarantees issued pursuant to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of Statement of Financial Accounting Standards Nos. 5, 57 and 107 and rescission of FIN 34” (“FIN No. 45”). We recognize a loss under a guarantee when our obligation to make payment under the guarantee is probable and the amount of the loss can be estimated.  A loss would be recognized if our payment obligation under the guarantee exceeds the value we can expect to recover to offset such payment, primarily through the sale of the equipment underlying the guarantee.

We have recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Consolidated Balance Sheet of approximately $19 million for the estimated fair value of all guarantees provided as of December 31, 2008.

Given current economic conditions, there can be no assurances that our historical experience in used equipment markets will be indicative of future results.  Our ability to recover losses experienced from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

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

The original sale of equipment, accompanied by a buyback guarantee, is a multiple element transaction wherein we offer our customer the right, after some period of time, for a limited period of time, to exchange purchased equipment for a fixed price trade-in credit toward another of our products.  The fixed price trade-in credit is accounted for under the guidance provided by FIN No. 45. Pursuant to this right, we have agreed to make a payment (in the form of a trade-in credit) to the customer contingent upon the customer exercising its right to trade-in the original purchased equipment. Under the guidance of FIN No. 45, we record the fixed price trade-in credit at its fair value.  Accordingly, as noted above, we have accounted for the trade-in credit as a separate deliverable in a multiple element arrangement.

Goodwill - Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value.  We do not amortize goodwill, in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.”  We selected October 1 as the date for our required annual impairment test.

Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which discrete financial information with similar economic characteristics is available and the operating results are regularly reviewed by our management. Our seven reporting units are contained within the five operating segments. Our MPM and RBUO segments each include two reporting units for goodwill impairment testing purposes.

The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. We use an income approach derived from the discounted cash flow model to estimate the fair value of our reporting units.  The aggregate fair value of our reporting units is compared to our market capitalization on the valuation date to assess its reasonableness. The initial recognition of goodwill, as well as the annual review of the carrying value of goodwill, requires that we develop estimates of future business performance. These estimates are used to derive expected cash flow and include assumptions regarding future sales levels, the impact of cost reduction programs, and the level of working capital needed to support a given business. We rely on data developed by business segment management as well as macroeconomic data in making these calculations. The discounted cash flow model also includes a determination of our weighted average cost of capital. The cost of capital is based on assumptions about interest rates as well as a risk-adjusted rate of return required by our equity investors. Changes in these estimates can impact the present value of the expected cash flow that is used in determining the fair value of acquired intangible assets as well as the overall expected value of a given business.

The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit and subsequent reversal of goodwill impairment losses is not permitted.

There were no indicators of goodwill impairment in the tests performed as of October 1, 2007 and 2006.  As a result of our annual impairment test in the fourth quarter of 2008, our Construction and RBUO segments recorded non-cash charges of $459.9 million to reflect impairment of goodwill in these reporting units, which represented all of the goodwill recorded in the Construction and RBUO segments.  See Note L – “Goodwill” in the Notes to the Consolidated Financial Statements.  In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease would result in excess fair value over carrying value for the remaining reporting units not impaired as of December 31, 2008.

Impairment of Long Lived Assets - Our policy is to assess the realizability of our long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the asset’s carrying value.  Future cash flow projections include assumptions regarding future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. We rely on data developed by business segment management as well as macroeconomic data in making these calculations. There are no assurances that future cash flow assumptions will be achieved.  The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset.  Due to adverse market conditions and the lower expectations for growth and profitability in the Construction and RBUO segments, we performed an evaluation of our long-lived assets as of December 31, 2008.  We did not have any impairment for the years ended December 31, 2008, 2007 and 2006.

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

Accrued Product Liability - We record accruals for product liability claims when deemed probable and estimable based on facts and circumstances, and our prior claim experience.  Accruals for product liability claims are valued based upon our prior claims experience, including consideration of the jurisdiction, circumstances of the accident, type of loss or injury, identity of plaintiff, other potential responsible parties, analysis of outside legal counsel, analysis of internal product liability counsel and the experience of our director of product safety.  Actual product liability costs could be different due to a number of variables such as the decisions of juries or judges.

Defined Benefit Plans - Pension benefits represent financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements.  As of December 31, 2008, we maintained one qualified defined benefit pension plan and one nonqualified plan covering certain U.S. employees.  The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment.  The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service.  Participation in the qualified plan is frozen and participants are only credited with post-freeze service for purposes of determining vesting and retirement eligibility.  It is our policy, generally, to fund the qualified U.S. plan based on the minimum requirements of the Employee Retirement Income Security Act of 1974.  The nonqualified plan provides retirement benefits to certain senior executives of the Company and is unfunded. Generally, the nonqualified plan provides a benefit based on average total compensation earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program excluding salary deferrals and matching contributions. Participation in the nonqualified plan was frozen effective December 31, 2008; however, eligible participants are credited with post-freeze service for purposes of determining vesting and the amount of benefits. We maintain defined benefit plans in Germany, France, China, India and the United Kingdom for some of our subsidiaries. The plans in Germany, France, India and China are unfunded plans.  Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds.  For the U.S. plans, approximately 41% of the assets are in equity securities and 59% are in fixed income securities.  For the U.K. funded plans, approximately 39% of the assets are in equity securities, 58% are in fixed income securities and 3% in real estate.  This allocation is reviewed periodically and updated to meet the long-term goals of the plan.

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

Expected long-term rates of return on pension plan assets were 8.00% for the U.S. plan and 6.00% for the U.K. plans at December 31, 2008.  Our strategy with regard to the investments in the pension plans is to earn a rate of return sufficient to match or exceed the long-term growth of pension liabilities.  The expected rate of return of plan assets represents an estimate of long-term returns on the investment portfolio.  These rates are determined annually by management based on a weighted average of current and historical market trends, historical portfolio performance and the portfolio mix of investments.  The expected long-term rate of return on plan assets at December 31 is used to measure the earnings effects for the subsequent year.  The difference between the expected return and the actual return on plan assets affects the calculated value of plan assets and, ultimately, future pension expense (income).

The discount rates for pension plan liabilities were 6.25% for U.S. plans and 5.00% to 9.50% for international plans at December 31, 2008.  The discount rate enables us to estimate the present value of expected future cash flows on the measurement date. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments at the December 31 measurement date. The discount rate at December 31 is used to measure the year-end benefit obligations and the earnings effects on the subsequent year.  A higher discount rate decreases the present value of benefit obligations and increases pension expense.

The expected rates of compensation increase for our international pension plans were 2.00% to 10.00% at December 31, 2008. These estimated annual compensation increases are determined by management every year and are based on historical trends and market indices.

We have recorded the underfunded status on our balance sheet as a liability and the unrecognized prior service costs and actuarial gains/losses as a reduction in Stockholders’ Equity on the Consolidated Balance Sheet.  The change in assumptions from the previous year, primarily increases in the discount rate, resulted in a net decrease in the projected benefit obligation of $29.4 million.

Actual results in any given year will often differ from actuarial assumptions because of demographic, economic and other factors.  The market value of plan assets can change significantly in a relatively short period of time.  Additionally, the measurement of plan benefit obligations is sensitive to changes in interest rates. As a result, if the equity market declines and/or interest rates decrease, the plans’ estimated benefit obligations could increase, causing an increase in liabilities and a reduction in Stockholders’ Equity.

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

The assumptions used in computing our net pension expense and projected benefit obligation have a significant effect on the amounts reported. A 0.25% change in each of the assumptions below would have the following effects upon net pension expense and projected benefit obligation, respectively, as of and for the year ended December 31, 2008:

	Increase		Decrease
	Discount Rate	Expected long- term rate of return	Discount Rate	Expected long- term rate of return
		($ amounts in millions)
U. S. Plans:
Net pension expense	$0.2	$(0.3)	$(0.2)	$0.3
Projected benefit obligation	$(3.9)	$—	$4.1	$—

Foreign Plans:
Net pension expense	$0.3	$(0.2)	$(0.3)	$0.2
Projected benefit obligation	$(9.7)	$—	$11.1	$—

Income Taxes - We estimate income taxes based on enacted tax laws in the various jurisdictions where we conduct business. We recognize deferred income tax assets and liabilities, which represent future tax benefits or obligations of the Company. These deferred income tax balances arise from temporary differences due to divergent treatment of certain items for accounting and income tax purposes.

We evaluate deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character, amount and timing to result in the use of our deferred tax assets. “Character” refers to the type (capital gain vs. ordinary income) as well as the source (foreign vs. domestic) of the income we generate. “Timing” refers to the period in which future income is expected to be generated.  Timing is important because net operating losses (“NOLs”) in certain jurisdictions expire if not used within an established statutory time frame.  Based on these evaluations, we have determined that it is more likely than not that expected future earnings will be sufficient to use most of our deferred tax assets.

We do not provide for U.S. federal income taxes or tax benefits on the undistributed earnings or losses of our international subsidiaries because such earnings are reinvested and, in our opinion, will continue to be reinvested indefinitely.  If earnings of foreign subsidiaries were not considered indefinitely reinvested, deferred U.S. income taxes and foreign withholding taxes may have to be provided.  However, determination of the amount of deferred federal and foreign income taxes is not practical.

Judgments and estimates are required to determine tax expense and deferred tax valuation allowances and in assessing exposures related to tax matters.  Tax returns are subject to audit and local taxing authorities could challenge tax-filing positions we take.  Our practice is to file income tax returns that conform to the requirements of each jurisdiction and to record provisions for tax liabilities, including interest and penalties in accordance with FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”).  As our business has grown in geographic scope, size and complexity, so has our potential exposure to uncertain tax positions.  Given the subjective nature of applicable tax law, the results of an audit of any tax return could have a significant impact on our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model.  In February 2008, the FASB issued FASB Staff Positions (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157.”  FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of 2009.  Effective January 1, 2009, the provisions of SFAS No. 157 were applied to non-financial assets and non-financial liabilities. The adoption of SFAS No. 157 did not have a significant impact on the determination or reporting of our financial results.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings.  We have not elected to apply this provision to our existing financial instruments as of December 31, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”).  SFAS No. 141R retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141R changes the application of the acquisition method in a number of significant aspects.  Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  SFAS No. 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008.  Early adoption was prohibited.  The effects of SFAS No. 141R will depend on future acquisitions.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”).  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP No. 142-3 is effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008.  Early adoption is prohibited.  We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”).  The Hierarchy within SFAS No. 162 is similar to the definition in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS No. 69”).  SFAS No. 162 was effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” which occurred in September 2008.  The adoption of SFAS No. 162 did not have a material effect on our financial statements.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS No. 133-1 and FIN No. 45-4”). FSP FAS 133-1 and FIN No. 45-4 amends SFAS No. 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument; amends FIN No. 45 to require additional disclosure about the current status of the payment/performance risk of a guarantee; and clarifies the FASB’s intent about the effective date of SFAS No. 161.  FSP FAS 133-1 and FIN No. 45-4 is effective for fiscal years ending after November 15, 2008. We adopted the new pronouncement and have determined that it did not have a significant impact on the determination or reporting of our financial results.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS No. 132(R)-1”).  FSP FAS No. 132(R)-1 amends SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS No. 132(R)-1 requires additional disclosure on benefit plan investment allocation decision making process, the fair value of each major category of plan assets, the valuation techniques used to measure fair value of the plan assets and any significant concentrations of risk within plan assets.  This FSP is effective for fiscal years ending after December 15, 2009, with early application permitted.  We do not expect that FSP FAS No. 132(R)-1 will have a significant impact on the determination or reporting of our financial results.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of funding are cash generated from operations, loans from our bank credit facility and funds raised in capital markets.  We believe that cash generated from our operations, together with access to our bank credit facility and our cash on hand, provide adequate liquidity to meet our operating and debt service requirements.  We had cash and cash equivalents of $484.4 million at December 31, 2008. In addition, we had $582.8 million available for borrowing under our revolving credit facility at December 31, 2008.  We have no significant debt maturities until 2012; however, we have increased our focus on internal cash flow generation in a time when access to external capital markets is less certain.  Our actions include reducing costs and working capital and suspending our share repurchase program in an effort to maintain liquidity in view of current conditions in the economy and credit markets.  We believe these measures, in conjunction with our actions to delay certain capital spending projects, will provide us with sufficient liquidity to execute our key business plans and comply with our financial covenants under our bank credit facility.  However, if we were unable to comply with these covenants, there would be a default under our bank credit facility and, if such default was not waived by our lenders, this could result in acceleration of the amounts owed under the bank credit facility.  In such event, we would have to repay or refinance such debt.  At December 31, 2008, we had sufficient cash to pay such debt; however, such payment would have a significant adverse impact on our liquidity.  If we were unable to repay or refinance such debt, this could possibly result in acceleration of the payment obligation for our other long-term debt.

In 2009, we will be managing our business even more aggressively than normal for cash.  Most of our businesses are experiencing continued reductions in incoming orders, with orders in backlog being cancelled or deferred.  We are intensely focused in each of our businesses in managing our sales, inventory and operations planning process to quickly adjust our production rate and material ordering in line with this rapidly changing market.  Generating cash from operations depends primarily on our ability to earn net income through sales of our products and manage our investment in working capital.  We continue to focus on collecting receivables in a timely manner.  Consistent with past practice, each quarter we sell receivables to various third party financial institutions through several pre-arranged facilities.  During the fourth quarter of 2008 and 2007, we sold, without recourse, accounts receivable approximating 10% and 9% of our fourth quarter revenue, respectively, to provide additional liquidity.  The discontinuance of these facilities could reduce our liquidity.

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

We are currently adjusting production and incoming material levels as appropriate to reflect slowing end market demand for our products.  Actions have been taken to slow, and in some cases stop, production in response to declining demand.  We believe adjusting production levels and curtailing incoming material in our aerial work platforms, construction and materials processing businesses will reduce inventory levels further, and we will carefully manage incoming material in the cranes and mining businesses as well to match the demand expectations of these businesses.  However, in these uncertain economic times, we will remain vigilant of our inventory levels and are prepared to take additional actions if the above actions do not result in a reduction in our inventory.

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
•
We insure and sell a portion of our accounts receivable to third party finance companies that are not obligated to purchase accounts receivable from us, and may choose to limit or discontinue further purchases from us at any time.  Changes in customers’ credit worthiness, the market for credit insurance or the willingness of third party finance companies to purchase accounts receivable from us may impact our cash flow from operations.

•
Our suppliers extend payment terms to us based on our overall credit rating.  Declines in our credit rating may impact suppliers’ willingness to extend terms and in turn increase the cash requirements of our business.

•
Sales of our products are subject to general economic conditions, weather, competition and the translation effect of foreign currency exchange rate changes, and other factors that in many cases are outside our direct control.  For example, during periods of economic uncertainty, our customers may delay purchasing decisions, which could have a negative impact on cash generated from operations.  Currently, the financial markets are experiencing significant turbulence, and we expect that this will continue to slow world economic growth over the near term.  While we believe the actions taken by governments and central banks will eventually lead to an economic recovery, the depth and duration of the economic decline and the timing and strength of the recovery are very uncertain.  Many of our customers have delayed or cancelled orders and we anticipate that they may continue to delay capital spending over the near term.

We negotiate, when possible, advance payments from our customers for products with long lead times to help fund the substantial working capital investment in these products.

In 2008, we used cash from operations in the first quarter and generated cash from operations in the rest of the year.  We expect our cash flow performance for 2009 to be heavily influenced by our ability to reduce working capital, driven by efficiency improvements, easing of supplier constraints and reductions of incoming materials and finished goods inventory.

To help fund our significant cash expenditures during the year, we have maintained cash balances and a revolving line of credit in addition to term borrowings from our bank group.  Our bank credit facility provides us with a revolving line of credit of up to $700 million that is available through July 14, 2012 and term debt of $200 million that will mature on July 14, 2013.  The revolving line of credit consists of $500 million of available domestic revolving loans and $200 million of available multicurrency revolving loans.  The credit facility also provides for incremental loan commitments of up to $300 million, which may be extended at the option of the lenders, in the form of revolving credit loans, term loans or a combination of both.

Although we believe that the banks under our credit facility have adequate capital and resources, we can provide no assurance that all of these banks will continue to operate as a going concern in the future. If any of the banks in our lending group were to fail, it is possible that the borrowing capacity under our credit facility would be reduced. In the event that the availability under our credit facility was reduced significantly, we could be required to obtain capital from alternate sources in order to finance our capital needs.

Our bank credit facility requires compliance with a number of covenants.  These covenants require us to meet certain financial tests, namely (a) to maintain a consolidated leverage ratio not in excess of 3.75 to 1.00 on the last day of any fiscal quarter, and (b) to maintain a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00 (excluding share repurchases made in 2008) for the period of four consecutive fiscal quarters ending on March 31, 2009 and a consolidated fixed charge coverage ratio of not less than 1.10 to 1.00 (excluding share repurchases made in 2008) for the period of four consecutive fiscal quarters ending on June 30, 2009.  The consolidated fixed charge coverage ratio threshold lowers to 0.80 to 1.00 for any period of four consecutive fiscal quarters ending between July 1, 2009 and March 31, 2010 and increases to 1.25 to 1.00 for any period of four consecutive fiscal quarters ending on or after April 1, 2010.  The covenants also limit, in certain circumstances, our ability to take a variety of actions, including:  incur indebtedness; create or maintain liens on our property or assets; make investments, loans and advances; engage in acquisitions, mergers, consolidations and asset sales; and pay dividends and distributions, including share repurchases.  Our bank credit facility also contains customary events of default.

While we complied with all of our financial covenants under the bank credit facility as of December 31, 2008, we sought and received an amendment to our credit facility on February 24, 2009.  This amendment was necessary because of continued deteriorating business conditions in certain of our operating segments and the impact of historical fixed charges incurred on a trailing twelve months basis (for example, interest expense, cash taxes, share repurchases and capital expenditures) causing us to believe there was a likelihood that we would be in violation of the consolidated fixed charge coverage ratio covenant under our credit facility as early as the end of the first quarter of 2009 without such an amendment.  The amendment revises the threshold of the consolidated fixed charge coverage ratio from 1.25 to 1.00 to the ratios described above and generally caps at $5 million the amount of share repurchases we can make in each of the first two quarters of 2009.  The amendment also raises the interest rates charged under our bank credit facility by 100 basis points and includes a provision that would increase the interest rates charged under our bank credit facility by an additional 100 basis points if we fail to achieve a consolidated fixed charge coverage ratio of at least 1.00 to 1.00 for certain quarterly periods in 2009 and 2010.  The amendment also includes certain other technical changes.

Our future compliance with our financial covenants under the bank credit facility will depend on our ability to generate earnings and manage our assets effectively.  Our bank credit facility also has various non-financial covenants, requiring us to refrain from taking certain actions (as described above) and requiring us to take certain actions, such as keeping in good standing our corporate existence, maintaining insurance, and providing our bank lending group with financial information on a timely basis.

The interest rates charged under our bank credit facility are subject to adjustment based on our consolidated leverage ratio and our consolidated fixed charge coverage ratio.  The weighted average interest rate on the outstanding portion of the revolving credit component under our bank credit facility was 3.25% on the $35 million balance at December 31, 2008.  We did not have any outstanding borrowings under our revolver at December 31, 2007.  The weighted average interest rate on the term loans under the bank credit facility was 3.21% and 6.58% at December 31, 2008 and 2007, respectively.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix without substantially increasing risk.

We anticipate that acquisitions will be a part of our long-term growth strategy, but recent volatility in the financial markets, the downturn in global economic conditions and limited access to capital may slow acquisition activity in the near term.  We intend to use a portion of our liquidity to judiciously fund internal expansion activities, including capital expenditures.  On February 26, 2008, we acquired ASV for an aggregate purchase price of approximately $457 million, net of cash acquired.  We also completed smaller acquisitions during 2008 that, taken together, had an aggregate purchase price of less than $30 million.

In December 2006, our Board of Directors authorized the repurchase of up to $200 million of our outstanding common shares through June 30, 2008.  In December 2007, our Board of Directors increased the share repurchase program by $500 million, bringing the total amount that may be repurchased to $700 million, and extended the expiration date for the program through June 30, 2009.  In July 2008, our Board of Directors increased the program by $500 million, bringing the total amount that may be repurchased through June 30, 2009, to $1.2 billion.  During 2008, we repurchased 7.4 million shares for $395.5 million under this program.  In total, we have repurchased 9.7 million shares for approximately $562 million through December 31, 2008, under this program.  We are not currently purchasing shares due to volatility in the credit markets and our desire to maintain liquidity.

Recent deterioration in the securities markets has reduced the value of certain assets included in our defined benefit pension plans, the effect of which has not been reflected in the accompanying condensed consolidated financial statements.  There is the potential that the assumptions we have used will differ materially from actual results.  Declines in the value of plan assets could impact Stockholders’ Equity and result in increased total pension costs for 2009 as compared to total pension costs incurred during 2008.  Further declines in the value of plan assets may result in the need for additional cash contributions during 2009 in accordance with funding requirements.

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

Cash Flows - 2008 vs. 2007

Cash provided by operations for the year ended December 31, 2008 totaled $183.7 million, compared to $361.4 million for the year ended December 31, 2007.  In 2008, we used approximately $12 million more cash for working capital than we did in 2007.  In 2008, we received approximately $140 million less cash for customer advance payments than we did in 2007, which included several large prepayments of equipment orders, which were delivered in the current year.  In 2008, we had approximately $542 million lower net income than in 2007, primarily due to non-cash impairment charges of $459.9 million.

Cash used in investing activities for the year ended December 31, 2008 was $579.3 million or $327.8 million more than cash used in investing activities for the year ended December 31, 2007.  This increase was primarily due to the acquisition of ASV for approximately $457 million net of cash acquired, as well as higher capital expenditures partially supporting capacity expansion.  In 2007, we acquired SHM for approximately $146 million.

We used cash from financing activities of $349.2 million for the year ended December 31, 2008, compared to cash provided by financing activities for the year ended December 31, 2007 of $431.1 million.  We used $228.9 million more cash during 2008 than in 2007 to purchase shares of our common stock pursuant to our $1,200 million share repurchase program.  In 2007, we issued $800 million principal amount of long-term debt, which was partially offset by the redemption of $200 million principal amount of long-term debt.

Contractual Obligations

The following table sets out our specified contractual obligations at December 31, 2008:

		Payments due by period
	Total Committed	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations	$2,005.6	$118.0	$179.3	$394.4	$1,313.9
Capital lease obligations	6.9	1.7	2.9	1.6	0.7
Operating lease obligations	358.0	65.9	101.3	69.2	121.6
Purchase commitments (1)	1,344.0	1,290.9	52.0	1.1	-
Total	$3,714.5	$1,476.5	$335.5	$466.3	$1,436.2

(1)	Purchase commitments include non-cancellable and cancellable commitments. In many cases, cancellable commitments contain penalty provisions for cancellation.

Long-term debt obligations include expected interest expense. Interest expense is calculated using fixed interest rates for indebtedness that has fixed rates and the implied forward rates as of December 31, 2008 for indebtedness that has floating interest rates.

As of December 31, 2008, our liability for uncertain income tax positions was $118.8 million.  We expect to pay approximately $12 million of this liability during 2009.  Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the remaining liabilities, we are unable to make a reasonable estimate of the amount and period in which these remaining liabilities might be paid.

Additionally, at December 31, 2008, we had outstanding letters of credit that totaled $155.3 million and had issued $238.3 million in credit guarantees of customer financing to purchase equipment, $35.1 million in residual value guarantees and $145.7 million in buyback guarantees.

We maintain defined benefit pension plans for some of our operations in the United States and Europe. It is our policy to fund the retirement plans at the minimum level required by applicable regulations. In 2008, we made cash contributions and payments to the retirement plans of $22.2 million, and we estimate that our retirement plan contributions will be approximately $19 million in 2009.

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

Our customers, from time to time, may fund the acquisition of our equipment through third-party finance companies. In certain instances, we may provide a credit guarantee to the finance company, by which we agree to make payments to the finance company should the customer default. Our maximum liability is limited to the remaining payments due to the finance company at the time of default. In the event of customer default, we have generally been able to recover and dispose of the equipment at a minimum loss, if any, to us.

As of December 31, 2008, our maximum exposure to such credit guarantees was $238.3 million including total credit guarantees issued by Terex Demag GmbH, part of our Cranes segment, and Genie, part of our Aerial Work Platforms segment, of $156.1 million and $46.1 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

Given current financial and economic conditions, there can be no assurance that historical credit default experience will be indicative of future results.  Our ability to recover losses experienced from our guarantees may be affected by economic conditions in effect at the time of loss.

We issue, from time to time, residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note T - “Litigation and Contingencies” in the Notes to the Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $35.1 million at December 31, 2008. We are able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2008, our maximum exposure pursuant to buyback guarantees was $145.7 million. We are able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Consolidated Balance Sheet of approximately $19 million for the estimated fair value of all guarantees provided as of December 31, 2008.

Given current economic conditions, there can be no assurance that our historical experience in used equipment markets will be indicative of future results.  Our ability to recover losses experienced from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

Variable Interest Entities

On September 30, 2008, we sold our forty percent (40%) interest in Terex Financial Services Holding B.V. (“TFSH”), our joint venture originally entered into on September 18, 2002, to the European financial institution which owned the majority sixty percent (60%) interest in TFSH.  TFSH facilitated the financing of our products sold in certain areas of Europe.  As defined by FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” TFSH was a variable interest entity.  Based on the legal, financial and operating structure of TFSH, we had concluded that we were not the primary beneficiary of TFSH and that we did not control the operations of TFSH.  Accordingly, we did not consolidate the results of TFSH into our consolidated financial results.  We applied the equity method of accounting for our investment in TFSH.  The sale of TFSH resulted in a loss of $0.7 million, which was recorded in Other income (expense).

Sale-Leaseback Transactions

Our rental business typically rents equipment to customers for periods of no less than three months. To better match cash outflows in the rental business to cash inflows from customers, we finance the equipment through a series of sale-leasebacks, which are classified as operating leases.  The leaseback period is typically 60 months in duration. At December 31, 2008, the historical cost of equipment being leased back from the financing companies was approximately $35 million and the minimum lease payment in 2009 will be approximately $6 million.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies.  The major foreign currencies, among others, in which we do business are the Euro and British Pound.  We may, from time to time, hedge specifically identified committed cash flows or forecasted cash flows in foreign currencies using forward currency sale or purchase contracts.  At December 31, 2008, we had foreign exchange contracts with a notional value of $1,185.5 million.

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

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate agreement to convert $400 million of the principal amount of our 8% Senior Subordinated Notes Due 2017 (the “8% Notes”) to floating rates. The floating rate is based on a spread of 2.81% over LIBOR.  At December 31, 2008, the floating rate was 4.96%.  In a prior year, we entered into an interest rate agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of our 7-3/8% Senior Subordinated Notes Due 2014 (the “7-3/8% Notes”).  To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million.  We recorded this loss as an adjustment to the carrying value of the hedged debt and are amortizing it through the debt maturity date.

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, self-insurance obligations, tax examinations, guarantees and the matters described above in Item 3 – “Legal Proceedings.”  Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any of our costs. However, we do not believe that these contingencies and uncertainties will, in the aggregate, have a material adverse effect on us.  When it is probable that a loss has been incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans.  We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments.  Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars.  Primary exposures include the U.S. Dollar versus functional currencies of our major markets, which include the Euro and British Pound.  We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to protect anticipated exposures. At December 31, 2008, we had foreign exchange contracts with a notional value of approximately $1,185.5 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a net loss of $4.4 million at December 31, 2008.

At December 31, 2008, we performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income.  Based on this sensitivity analysis, we have determined that an increase in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the year ended December 31, 2008, would have decreased the translation effect of foreign currency exchange rate changes already included in our reported operating income by approximately $6 million in 2008.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt.  Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an on-going balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary.  At December 31, 2008, approximately 48% of our debt was floating rate debt and the weighted average interest rate for all debt was 6.12%.

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over LIBOR.  At December 31, 2008, the floating rate was 4.96%.  In a prior year, we entered into an interest rate agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of our 7-3/8% Notes.  To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million.  We recorded this loss as an adjustment to the carrying value of the hedged debt and are amortizing it through the debt maturity date.

At December 31, 2008, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at December 31, 2008 would have increased interest expense by approximately $3 million in 2008.

Commodities Risk

Principal materials and components that we use in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items.  Extreme movements in the cost and availability of these materials and components may affect our performance.  Worldwide steel prices rose for most of 2008 in response to higher demand caused by continued higher consumption in developing market countries such as China.  Due to the continued high demand for steel in 2008, many suppliers of steel, castings and other products increased prices or added surcharges to the price of their products.  A weakening of steel prices at the end of 2008, particularly in the commodity grades, will likely result in lower steel costs in 2009.  However, we will not realize a significant improvement in our costs until later in 2009, when we will have utilized material already in our inventory.

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers.  However, certain of our businesses receive materials and components from a sole supplier, although alternative suppliers of such materials are generally available.  Current and potential suppliers are evaluated on a regular basis on their ability to meet our requirements and standards.  We actively manage our material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability.  The inability of suppliers, especially any sole suppliers for a particular business, to deliver materials and components promptly could result in production delays and increased costs to manufacture our products.  As a result of the macro-economic challenges currently affecting the economy of the U.S. and other parts of the world, our suppliers may experience serious cash flow problems, and as a result, could seek to significantly and quickly increase their prices or reduce their output.  We have designed and implemented plans to mitigate the impact of these risks by using alternate suppliers, leveraging our overall purchasing volumes to obtain favorable quantities and developing a closer working relationship with key suppliers.  We continue to search for acceptable alternative supply sources and less expensive supply options on a regular basis, including by improving the globalization of our supply base and using suppliers in China and India.  One key Terex Business System initiative has been developing and implementing world-class capability in supply chain management, logistics and global purchasing.  We are focusing on gaining efficiencies with suppliers based on our global purchasing power and resources.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent registered public accounting firm and our Consolidated Financial Statements and Financial Statement Schedule are filed pursuant to this Item 8 and are included later in this report.  See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2008 and 2007 are as follows (in millions, except per share amounts).

	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net sales	$2,076.4	$2,514.6	$2,935.9	$2,362.7	$2,586.3	$2,196.5	$2,342.2	$2,012.7
Gross profit	316.3	446.2	651.2	514.0	498.6	464.3	507.1	412.0
Goodwill impairment	(459.9)	-	-	-	-	-	-	-
Net (loss) income	(421.5)	93.8	236.3	163.3	174.0	151.5	174.6	113.8
Per share:
Basic
Net (loss) income	$(4.46)	$0.98	$2.35	$1.62	$1.71	$1.48	$1.70	$1.11
Diluted
Net (loss) income	$(4.46)	$0.96	$2.32	$1.59	$1.67	$1.45	$1.66	$1.09

The accompanying unaudited quarterly financial data has been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with Item 302 of Regulation S-K. In our opinion, all adjustments considered necessary for a fair statement have been made and were of a normal recurring nature.

During the quarter ended December 31, 2008, we recorded an out of period adjustment, arising in 2007, which decreased the Provision for income taxes by $11.4 million.  During the quarter ended December 31, 2007, we recorded an out of period adjustment, arising in the years 2002 through 2006, which decreased the Provision for income taxes by $10.9 million.  We did not adjust the prior periods as we concluded that such adjustments were not material to the prior periods’ consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of December 31, 2008, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, the Company’s management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During 2008, we implemented an integrated suite of enterprise software at three businesses as part of a multi-year global implementation program. The implementation has involved changes to certain processes and related internal controls over financial reporting.  We have reviewed the system and the controls affected and made appropriate changes as necessary.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1, 211,035	(1)	$18.58	1,687,688
Equity compensation plans not approved by shareholders	-		-	-
Total	1,211,035	(1)	$18.58	1,687,688

(1)
This does not include 2,304,762 of restricted stock awards, which are also not included in the calculation of weighted average exercise price of outstanding options, warrants and rights in column (b) of this table.

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

TEREX CORPORATION

By:	/s/ Ronald M. DeFeo	February 26, 2009
Ronald M. DeFeo, Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ronald M. DeFeo	Chairman, Chief Executive Officer,	February 26, 2009
Ronald M. DeFeo	and Director
(Principal Executive Officer)

/s/ Phillip C. Widman	Senior Vice President - Chief Financial	February 26, 2009
Phillip C. Widman	Officer
(Principal Financial Officer)

/s/ Jonathan D. Carter	Vice President, Controller and Chief	February 26, 2009
Jonathan D. Carter	Accounting Officer
(Principal Accounting Officer)

/s/ G. Chris Andersen	Director	February 26, 2009
G. Chris Andersen

/s/ Paula H. J. Cholmondeley	Director	February 26, 2009
Paula H. J. Cholmondeley

/s/ Don DeFosset	Director	February 26, 2009
Don DeFosset

/s/ William H. Fike	Director	February 26, 2009
William H. Fike

/s/ Thomas J. Hansen	Director	February 26, 2009
Thomas J. Hansen

/s/ Donald P. Jacobs	Director	February 26, 2009
Donald P. Jacobs

/s/ David A. Sachs	Director	February 26, 2009
David A. Sachs

/s/ Oren G. Shaffer	Director	February 26, 2009
Oren G. Shaffer

/s/ David C. Wang	Director	February 26, 2009
David C. Wang

/s/ Helge H. Wehmeier	Director	February 26, 2009
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

10.10	Terex Corporation Amended and Restated Supplemental Executive Retirement Plan. *

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

10.19
Amendment to the Terex Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 12, 2008 and filed with the Commission on December 16, 2008).

10.20
Summary of material terms of Terex Corporation Outside Directors’ Compensation Program (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 13, 2006 and filed with the Commission on December 19, 2006).

10.21
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

10.23
Amendment No. 2, dated February 24, 2009, to the Credit Agreement dated as of July 14, 2006, among Terex Corporation, certain of its subsidiaries, the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated February 24, 2009 and filed with the Commission on February 25, 2009).

10.24
Guarantee and Collateral Agreement dated as of July 14, 2006 among Terex Corporation, certain of its subsidiaries and Credit Suisse, as Collateral Agent (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated July 14, 2006 and filed with the Commission on July 17, 2006).

10.25
Supplement No. 1, dated June 25, 2008, to the Guarantee and Collateral Agreement dated July 14, 2006 among Terex Corporation, certain of its subsidiaries and Credit Suisse, as Collateral Agent (incorporated by reference to Exhibit 10.21 of the Form 10-Q for the quarter ended June 30, 2008 of Terex Corporation, Commission File No. 1-10702).

10.26
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

10.27
Amended and Restated Employment and Compensation Agreement, dated October 14, 2008, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.5 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008).

10.28
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

10.31
Employment Letter dated as of November 8, 2006 between Terex Corporation and Thomas J. Riordan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated November 13, 2006 and filed with the Commission on November 13, 2006).

10.32
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

TEREX CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

TEREX CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2008 AND 2007
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

FINANCIAL STATEMENT SCHEDULE

Schedule II – Valuation and Qualifying Accounts and Reserves	F-49

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Terex Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Terex Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Stamford, Connecticut
February 26, 2009

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)

	Year Ended December 31,
	2008	2007	2006

Net sales	$9,889.6	$9,137.7	$7,647.6
Cost of goods sold	(7,961.9)	(7,255.7)	(6,204.5)
Gross profit	1,927.7	1,882.0	1,443.1

Selling, general and administrative expenses	(1,065.2)	(920.6)	(733.6)
Goodwill impairment	(459.9)	—	—
Income from operations	402.6	961.4	709.5

Other income (expense):
Interest income	22.4	19.1	15.5
Interest expense	(103.1)	(65.8)	(90.7)
Loss on early extinguishment of debt	—	(12.5)	(23.3)
Amortization of debt issuance costs	(3.2)	(2.1)	(3.2)
Other income (expense) - net	(4.6)	19.2	6.9
Income from continuing operations before income taxes	314.1	919.3	614.7
Provision for income taxes	(242.2)	(305.4)	(218.2)
Income from continuing operations	71.9	613.9	396.5
Income from discontinued operations – net of tax	—	—	11.1
Loss on disposition of discontinued operations – net of tax	—	—	(7.7)
Net income	$71.9	$613.9	$399.9

PER COMMON SHARE:
Basic
Income from continuing operations	$0.73	$6.00	$3.94
Income from discontinued operations	—	—	0.11
Loss on disposition of discontinued operations	—	—	(0.08)
Net income	$0.73	$6.00	$3.97

Diluted
Income from continuing operations	$0.72	$5.85	$3.85
Income from discontinued operations	—	—	0.10
Loss on disposition of discontinued operations	—	—	(0.07)
Net income	$0.72	$5.85	$3.88
Weighted average number of shares outstanding in per share calculation
Basic	98.1	102.4	100.7
Diluted	99.7	104.9	103.0

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(in millions, except par value)

	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$484.4	$1,272.4
Trade receivables (net of allowance of $62.8 and $62.5 as of December 31, 2008 and 2007, respectively)	967.5	1,195.8
Inventories	2,234.8	1,934.3
Deferred taxes	139.0	166.3
Other current assets	215.2	208.1
Total Current Assets	4,040.9	4,776.9

LONG-TERM ASSETS
Property, plant and equipment - net	481.5	419.4
Goodwill	457.0	699.0
Deferred taxes	84.5	143.1
Other assets	381.5	277.9
TOTAL ASSETS	$5,445.4	$6,316.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$39.4	$32.5
Trade accounts payable	983.9	1,212.9
Accrued compensation and benefits	169.3	194.8
Accrued warranties and product liability	149.3	132.0
Customer advances	119.3	181.8
Other current liabilities	363.4	421.3
Total Current Liabilities	1,824.6	2,175.3

NON-CURRENT LIABILITIES
Long-term debt, less current portion	1,396.4	1,319.5
Retirement plans and other	502.7	478.3
TOTAL LIABILITIES	3,723.7	3,973.1

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value - authorized 300.0 shares; issued 107.1 and 106.2 shares at December 31, 2008 and 2007, respectively	1.1	1.1
Additional paid-in capital	1,046.2	1,004.1
Retained earnings	1,356.6	1,284.7
Accumulated other comprehensive (loss) income	(82.3)	256.6
Less cost of shares of common stock in treasury 13.1 and 5.9 shares at December 31, 2008 and 2007, respectively	(599.9)	(203.3)
Total Stockholders’ Equity	1,721.7	2,343.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,445.4	$6,316.3

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehen- sive Income (Loss)	Common Stock in Treasury	Total
BALANCE AT JANUARY 1, 2006	98.7	$0.5	$861.9	$307.4	$26.2	$(35.0)	$1,161.0

Net Income	—	—	—	399.9	—	—	399.9
Other Comprehensive Income (Loss):
Translation adjustment	—	—	—	—	137.7	—	137.7
Pension liability adjustment	—	—	—	—	5.6	—	5.6
Derivative hedging adjustment	—	—	—	—	4.0	—	4.0
Comprehensive Income							547.2
Impact of FAS No. 158 adoption	—	—	—	—	(18.3)	—	(18.3)
Effect of stock split		0.5	(0.5)	—	—	—	—
Issuance of Common Stock	2.1	—	46.2	—	—	—	46.2
Compensation under Stock-based Plans - net	0.3	—	15.6	—	—	5.6	21.2
Acquisition of Treasury Stock	—	—	0.5	—	—	(6.8)	(6.3)
BALANCE AT DECEMBER 31, 2006	101.1	1.0	923.7	707.3	155.2	(36.2)	1,751.0

Net Income	—	—	—	613.9	—	—	613.9
Other Comprehensive Income (Loss):
Translation adjustment	—	—	—	—	96.9	—	96.9
Pension liability adjustment	—	—	—	—	10.5	—	10.5
Derivative hedging adjustment	—	—	—	—	(6.0)	—	(6.0)
Comprehensive Income							715.3
Impact of FIN No. 48 adoption	—	—	—	(36.5)	—	—	(36.5)
Issuance of Common Stock	1.5	0.1	42.6	—	—	—	42.7
Compensation under Stock-based Plans - net	—	—	37.8	—	—	1.3	39.1
Acquisition of Treasury Stock	(2.3)	—	—	—	—	(168.4)	(168.4)
BALANCE AT DECEMBER 31, 2007	100.3	1.1	1,004.1	1,284.7	256.6	(203.3)	2,343.2

Net Income	—	—	—	71.9	—	—	71.9
Other Comprehensive Income (Loss):
Translation adjustment	—	—	—	—	(332.2)	—	(332.2)
Pension liability adjustment	—	—	—	—	(10.7)	—	(10.7)
Derivative hedging adjustment	—	—	—	—	4.0	—	4.0
Comprehensive Income (Loss)							(267.0)
Issuance of Common Stock	0.9	—	44.0	—	—	—	44.0
Compensation under Stock-based Plans - net	0.2	—	(2.3)	—	—	3.6	1.3
Acquisition of Treasury Stock	(7.4)	—	0.4	—	—	(400.2)	(399.8)
BALANCE AT DECEMBER 31, 2008	94.0	$1.1	$1,046.2	$1,356.6	$(82.3)	$(599.9)	$1,721.7
The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net income	$71.9	$613.9	$399.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	75.0	63.4	61.2
Amortization	22.7	12.8	11.8
Deferred taxes	20.5	2.8	65.9
Loss on early extinguishment of debt	—	3.2	7.2
Gain on sale of assets	(1.5)	(11.3)	(2.5)
Goodwill impairment	459.9	—	—
Loss on disposition of discontinued operations	—	—	6.5
Stock-based compensation expense	58.2	64.9	43.5
Excess tax benefit from stock-based compensation	(8.9)	(22.9)	(16.9)
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	143.6	(182.8)	(214.2)
Inventories	(404.9)	(326.3)	(168.5)
Trade accounts payable	(137.5)	122.5	103.0
Accrued compensation and benefits	(43.3)	1.2	32.6
Accrued warranties and product liability	25.4	13.6	21.7
Customer advances	(46.7)	93.7	43.2
Other	(50.7)	(87.3)	97.9
Net cash provided by operating activities	183.7	361.4	492.3

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(481.5)	(154.4)	(33.2)
Capital expenditures	(120.8)	(111.5)	(78.9)
Investments in and advances to affiliates	—	(0.9)	(7.1)
Proceeds from disposition of discontinued operations – net of cash divested	—	—	55.2
Proceeds from sale of assets	23.0	15.3	12.1
Net cash used in investing activities	(579.3)	(251.5)	(51.9)

FINANCING ACTIVITIES
Principal repayments of long-term debt	—	(200.0)	(300.0)
Proceeds from issuance of long-term debt	—	800.0	—
Payment of debt issuance costs	—	(10.7)	(7.9)
Excess tax benefit from stock-based compensation	8.9	22.9	16.9
Net borrowings (repayments) under revolving line of credit agreements	36.7	(29.0)	(73.4)
Share repurchases	(395.5)	(166.6)	—
Proceeds from stock options exercised	2.5	10.4	15.3
Other	(1.8)	4.1	(3.6)
Net cash (used in) provided by financing activities	(349.2)	431.1	(352.7)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(43.2)	54.7	35.4
Net (Decrease) Increase in Cash and Cash Equivalents	(788.0)	595.7	123.1

Cash and Cash Equivalents at Beginning of Period	1,272.4	676.7	553.6
Cash and Cash Equivalents at End of Period	$484.4	$1,272.4	$676.7

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
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

During the year ended December 31, 2008, the Company recorded an out of period adjustment, arising in 2007, which decreased the Provision for income taxes by $11.4.  During the year ended December 31, 2007, the Company recorded an out of period adjustment, arising in the years 2002 through 2006, which decreased the Provision for income taxes by $10.9.  The Company did not adjust the prior periods as it concluded that such adjustments were not material to the prior periods’ consolidated financial statements.

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

Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less.  The carrying amount of cash and cash equivalents approximates their fair value.  Cash and cash equivalents at December 31, 2008 and 2007 include $6.7 and $3.7, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Inventories.  Inventories are stated at the lower of cost or market (“LCM”) value. Cost is determined principally by the first-in, first-out (“FIFO”) and the average cost method (approximately 45% and 55%, respectively).  In valuing inventory, management is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines.  While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events which could significantly influence management’s judgment and related estimates include general economic conditions in markets where the Company’s products are sold, new equipment price fluctuations, competitive actions including the introduction of new products and technological advances, as well as new products and design changes introduced by the Company.  At December 31, 2008 and 2007, reserves for LCM, excess and obsolete inventory totaled $121.0 and $105.5, respectively.

Debt Issuance Costs. Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt. Capitalized debt issuance costs related to debt that is extinguished early are charged to expense at the time of retirement. Debt issuance costs were $18.4 and $20.9 (net of accumulated amortization of $8.2 and $5.0) at December 31, 2008 and 2007, respectively.

Intangible Assets. Intangible assets include purchased patents, trademarks and other specifically identifiable assets and are amortized on a straight-line basis over the respective estimated useful lives, which range from three to nineteen years.  Intangible assets are reviewed for impairment when circumstances warrant.

Goodwill. Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value.  The Company does not amortize goodwill, in accordance with Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The Company selected October 1 as the date for the required annual impairment test.

Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which discrete financial information with similar economic characteristics is available and the operating results are regularly reviewed by the Company’s management. The Company’s seven reporting units are contained within its five operating segments.  The Company’s Materials Processing & Mining and its Roadbuilding, Utility Products and Other segments each include two reporting units for goodwill impairment testing purposes.

The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. The Company uses an income approach derived from a discounted cash flow model to estimate the fair value of its reporting units.  The aggregate fair value of the Company’s reporting units is compared to the Company’s market capitalization on the valuation date to assess its reasonableness. The initial recognition of goodwill, as well as the annual review of the carrying value of goodwill, requires that the Company develop estimates of future business performance. These estimates are used to derive expected cash flow and include assumptions regarding future sales levels, the impact of cost reduction programs, and the level of working capital needed to support a given business. The Company relies on data developed by business segment management as well as macroeconomic data in making these calculations. The discounted cash flow model also includes a determination of the Company’s weighted average cost of capital. The cost of capital is based on assumptions about interest rates as well as a risk-adjusted rate of return required by the Company’s equity investors. Changes in these estimates can impact the present value of the expected cash flow that is used in determining the fair value of acquired intangible assets as well as the overall expected value of a given business.

The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit and subsequent reversal of goodwill impairment losses is not permitted.

There were no indicators of goodwill impairment in the tests performed as of October 1, 2007 and 2006.  As a result of the Company’s annual impairment test performed as of October 1, 2008, the Company’s Construction and Roadbuilding, Utility Products and Other segments recorded non-cash charges of $459.9 to reflect impairment of all of the goodwill in these reporting units.  See Note L – “Goodwill.”

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

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The Company uses data developed by business segment management as well as macroeconomic data in making these calculations.  The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset.  Due to adverse market conditions and the lower expectations for growth and profitability in the Construction and Roadbuilding, Utility Products and Other segments, the Company performed an evaluation of its long-lived assets as of December 31, 2008.  The Company did not have any impairment for the years ended December 31, 2008, 2007 and 2006.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical customer review and current financial conditions. The Company reviews its allowance for doubtful accounts at least quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  Given current economic conditions, there can be no assurance that the Company’s historical accounts receivable collection experience will be indicative of future results. The Company has off-balance-sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note T - “Litigation and Contingencies.” Substantially all receivables were trade receivables at December 31, 2008 and 2007.

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

The original sale of equipment, accompanied by a buyback guarantee, is a multiple element transaction wherein the Company offers its customer the right, after some period of time, for a limited period of time, to exchange purchased equipment for a fixed price trade-in credit toward another of our products.  The fixed price trade-in credit is accounted for under the guidance provided by FIN No. 45. Pursuant to this right, the Company has agreed to make a payment (in the form of a trade-in credit) to the customer contingent upon the customer exercising its right to trade-in the original purchased equipment. Under the guidance of FIN No. 45, the Company records the fixed price trade-in credit at its fair value.  Accordingly, as noted above, the Company has accounted for the trade-in credit as a separate deliverable in a multiple element arrangement.

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

The following table summarizes the changes in the consolidated current and non-current product warranty liability:

Balance as of December 31, 2006	$120.0
Accruals for warranties issued during the year	140.7
Changes in estimates	(11.1)
Settlements during the year	(111.6)
Foreign exchange effect	7.4
Balance as of December 31, 2007	145.4
Accruals for warranties issued during the year	185.6
Changes in estimates	8.8
Settlements during the year	(161.0)
Foreign exchange effect	(10.4)
Balance as of December 31, 2008	$168.4

Accrued Product Liability. The Company records accruals for product liability claims when deemed probable and estimable based on facts and circumstances, and prior claim experience.  Accruals for product liability claims are valued based upon the Company’s prior claims experience, including consideration of the jurisdiction, circumstances of the accident, type of loss or injury, identity of plaintiff, other potential responsible parties, analysis of outside legal counsel, analysis of internal product liability counsel and the experience of the Company’s director of product safety.  Actual product liability costs could be different due to a number of variables such as the decisions of juries or judges.

Defined Benefit Pension and Other Postretirement Benefits. The Company provides postretirement benefits to certain former salaried and hourly employees and certain hourly employees covered by bargaining unit contracts that provide such benefits.  The Company accounts for these benefits under SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106,  “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”).  SFAS No. 158 requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans.  Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost.  See Note R – “Retirement Plans and Other Benefits.”

Deferred Compensation.  The Company maintains a Deferred Compensation Plan, which is described more fully in Note R - “Retirement Plans and Other Benefits.” The Company’s common stock, par value $.01 per share (“Common Stock”) held in a rabbi trust pursuant to the Company’s Deferred Compensation Plan is treated in a manner similar to treasury stock and is recorded at cost within Stockholders’ Equity as of December 31, 2008 and 2007.  The plan obligations for participant deferrals in the Company’s Common Stock are classified as Additional paid-in capital within Stockholders’ Equity.  The total of the Company’s Common Stock required to settle this deferred compensation obligation is included in the denominator in both basic and diluted earnings per share calculations.

Stock-Based Compensation.  At December 31, 2008, the Company had stock-based employee compensation plans, which are described more fully in Note S - “Stockholders’ Equity.”  The Company accounts for those plans under the recognition and measurement principles of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”).  SFAS No. 123R requires that expense resulting from all share-based payment transactions be recognized in the financial statements at fair value.

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

Environmental Policies.  Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure.  Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed.  Liabilities are recorded when environmental assessments and/or remedial actions are probable and the costs can be reasonably estimated.  Such amounts were not material at December 31, 2008 and 2007.

Research and Development Costs.  Research and development costs are expensed as incurred.  Such costs incurred in the development of new products or significant improvements to existing products are included in Selling, general and administrative expenses.  Research and development costs were $71.2, $69.5 and $52.6 during 2008, 2007 and 2006, respectively.

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

Recent Accounting Pronouncements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model.  In February 2008, the FASB issued FASB Staff Positions (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157.”  FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of 2009.  Effective January 1, 2009 the provisions of SFAS No. 157 were applied to non-financial assets and non-financial liabilities.  The adoption of SFAS No. 157 did not have a significant impact on the determination or reporting of the Company’s financial results.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings.  The Company has not elected to apply this provision to its existing financial instruments as of December 31, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”).  SFAS No. 141R retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141R changes the application of the acquisition method in a number of significant aspects.  Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  SFAS No. 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008.  Early adoption was prohibited.  The effects of SFAS No. 141R will depend on any future acquisitions the Company may complete.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”).  The Hierarchy within SFAS No. 162 is similar to the definition in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS No. 69”).  SFAS No. 162 was effective 60 days following the United States Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” which occurred in September 2008.  The adoption of SFAS No. 162 did not have a material effect on the Company’s financial statements because the Company has utilized the guidance within SAS No. 69.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS No. 133-1 and FIN No. 45-4”). FSP FAS No. 133-1 and FIN No. 45-4 amends SFAS No. 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument; amends FIN No. 45 to require additional disclosure about the current status of the payment/performance risk of a guarantee; and clarifies the FASB’s intent about the effective date of SFAS No. 161.  FSP FAS No. 133-1 and FIN No. 45-4 is effective for fiscal years ending after November 15, 2008.  The Company adopted the new pronouncement and has determined that it did not have a significant impact on the determination or reporting of its financial results.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS No. 132(R)-1”).  FSP FAS No. 132(R)-1 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS No. 132(R)-1 requires additional disclosure on benefit plan investment allocation decision making process, the fair value of each major category of plan assets, the valuation techniques used to measure fair value of the plan assets and any significant concentrations of risk within plan assets.  This FSP is effective for fiscal years ending after December 15, 2009, with early application permitted.  The Company does not expect that FSP FAS No. 132(R)-1 will have a significant impact on the determination or reporting of its financial results.

NOTE B - BUSINESS SEGMENT INFORMATION

Terex is a diversified global manufacturer of capital equipment focused on delivering reliable, customer relevant solutions for the construction, infrastructure, quarrying, surface mining, shipping, transportation, power and energy industries.  Through December 31, 2008, the Company operated in five reportable segments: (i) Terex Aerial Work Platforms, (ii) Terex Construction, (iii) Terex Cranes, (iv) Terex Materials Processing & Mining and (v) Terex Roadbuilding, Utility Products and Other.

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

The Materials Processing & Mining segment designs, manufactures and markets crushing and screening equipment, hydraulic mining excavators, highwall mining equipment, high capacity surface mining trucks, drilling equipment and other products.  Construction, mining, quarrying and government customers use these products in construction and infrastructure projects and commodity mining.  The Company acquired Halco Holdings Limited and its affiliates (“Halco”) on January 24, 2006, established the Terex NHL Mining Equipment Company Ltd. (“Terex NHL”) joint venture on March 9, 2006, and acquired Superior Highwall Miners, Inc. and its affiliates (“SHM”) on November 6, 2007. The results of Halco, Terex NHL and SHM are included in the Materials Processing & Mining segment from their respective dates of acquisition or formation.

The Roadbuilding, Utility Products and Other segment designs, manufactures and markets asphalt and concrete equipment, landfill compactors, bridge inspection and utility equipment.  Government, utility and construction customers use these products to build roads, construct and maintain utility lines, trim trees and for other commercial operations.  Additionally, the Company owns much of the North American distribution channel for its utility products group, operates a fleet of rental utility products in the United States and Canada and owns a distributor of its equipment and other products.  The Company also assists customers in their rental, leasing and acquisition of its products through Terex Financial Services, Inc.

Effective January 1, 2009, the Company realigned certain operations in an effort to capture market synergies and streamline its cost structure.  The Roadbuilding businesses, formerly part of the Company’s Roadbuilding, Utility Products and Other segment, will now be consolidated within the Construction segment.  The Utility Products businesses, formerly part of the Roadbuilding, Utility Products and Other segment, will now be consolidated within the Aerial Work Platforms segment.  Certain other businesses that were included in the Roadbuilding, Utility Products and Other segment will now be reported in Corporate and Other, which includes eliminations among our segments.  Additionally, the Company’s truck-mounted articulated hydraulic crane line of business produced in Delmenhorst and Vechta, Germany, formerly part of the Construction segment, will now be consolidated within the Cranes segment.   The segment disclosures included herein do not reflect these realignments.  The Company will give effect to these realignments in its segment reporting for financial reporting periods beginning January 1, 2009, at which point the Roadbuilding, Utility Products and Other segment will cease to be a reportable segment.

The Company has no customers that accounted for more than 10% of consolidated sales in 2008.  The results of businesses acquired during 2008, 2007 and 2006 are included from the dates of their respective acquisitions.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items.  Business segment information is presented below:

	Year Ended December 31,
	2008	2007	2006
Net Sales
Aerial Work Platforms	$2,074.1	$2,337.8	$2,090.3
Construction	1,887.3	1,908.5	1,582.4
Cranes	2,888.8	2,234.9	1,740.1
Materials Processing & Mining	2,457.1	2,092.1	1,625.0
Roadbuilding, Utility Products and Other	717.9	675.8	746.0
Eliminations/Corporate	(135.6)	(111.4)	(136.2)
Total	$9,889.6	$9,137.7	$7,647.6
Income (Loss) from Operations
Aerial Work Platforms	$246.4	$453.1	$372.6
Construction (3)	(438.9)	56.1	16.0
Cranes	401.5	256.7	154.5
Materials Processing & Mining	319.2	245.7	190.0
Roadbuilding, Utility Products and Other (3)	(81.8)	(0.7)	25.2
Eliminations/Corporate	(43.8)	(49.5)	(48.8)
Total (3)	$402.6	$961.4	$709.5
Depreciation and Amortization
Aerial Work Platforms	$13.4	$13.9	$15.3
Construction	28.2	16.8	16.6
Cranes	18.2	17.2	14.6
Materials Processing & Mining	18.1	12.4	10.1
Roadbuilding, Utility Products and Other (1)	12.3	11.0	10.3
Corporate	7.5	4.9	3.6
Total (1)	$97.7	$76.2	$70.5
Capital Expenditures
Aerial Work Platforms	$18.7	$23.5	$11.4
Construction	14.5	11.3	10.7
Cranes	26.5	21.3	9.3
Materials Processing & Mining	26.2	27.0	19.4
Roadbuilding, Utility Products and Other (2)	7.3	4.3	5.7
Corporate	27.6	24.1	12.2
Total (2)	$120.8	$111.5	$68.7

(1)	Amounts exclude discontinued operations Depreciation and Amortization of $2.5 for the year ended December 31, 2006.
(2)	Amounts exclude discontinued operations Capital Expenditures of $10.2 for the year ended December 31, 2006.
(3)	Amounts include goodwill impairment of $364.4 and $95.5 in the Construction and Roadbuilding, Utility Products and Other segments, respectively.

	December 31,
	2008	2007
Identifiable Assets
Aerial Work Platforms	$758.9	$894.5
Construction	1,375.6	1,559.1
Cranes	1,721.8	1,597.7
Materials Processing & Mining	2,204.6	2,243.6
Roadbuilding, Utility Products and Other	298.6	436.4
Eliminations/Corporate	(914.1)	(415.0)
Total	$5,445.4	$6,316.3

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

Geographic segment information is presented below:

	Year Ended December 31,
Net Sales	2008	2007	2006
United States	$2,971.6	$2,775.5	$2,911.9
United Kingdom	621.7	693.5	614.0
Germany	724.4	679.8	551.9
Other European countries	2,270.3	2,401.9	1,930.3
All other	3,301.6	2,587.0	1,639.5
Total	$9,889.6	$9,137.7	$7,647.6

	December 31,
	2008	2007
Long-lived Assets
United States	$201.6	$143.9
United Kingdom	47.4	55.8
Germany	152.5	146.4
Other European Countries	37.2	32.5
All other	42.8	40.8
Total	$481.5	$419.4

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.  Long-lived assets consist of net fixed assets, which can be attributed to the specific geographic regions.

NOTE C – INCOME TAXES

The components of Income from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2008	2007	2006
United States	$(99.5)	$453.6	$309.6
Foreign	413.6	465.7	305.1
Income from continuing operations before income taxes	$314.1	$919.3	$614.7

Total income before income taxes including income from discontinued operations was $314.1, $919.3 and $619.3 for the years ended December 31, 2008, 2007 and 2006, respectively.

The major components of the Company’s Provision for income taxes on continuing operations before income taxes are summarized below:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$54.8	$176.5	$56.5
State	4.9	8.0	7.1
Foreign	162.0	118.1	88.7
Current income tax provision	221.7	302.6	152.3
Deferred:
Federal	16.2	(20.6)	45.7
State	(1.9)	6.0	(5.0)
Foreign	6.2	17.4	25.2
Deferred income tax provision	20.5	2.8	65.9
Total provision for income taxes	$242.2	$305.4	$218.2

Including discontinued operations, the total provision for income taxes was $242.2, $305.4 and $219.5 for the years ended December 31, 2008, 2007 and 2006, respectively.

Deferred tax assets and liabilities result from differences in the bases of assets and liabilities for tax and financial statement purposes. The tax effects of the basis differences and net operating loss carry forwards as of December 31, 2008 and 2007 are summarized below for major balance sheet captions:

	2008	2007
Property, plant and equipment	$(19.4)	$(0.1)
Intangibles	(31.6)	(6.4)
Trade receivables	36.8	15.3
Inventories	32.2	37.1
Accrued warranties and product liability	31.1	24.0
Net operating loss carry forwards	111.1	146.3
Retirement plans and other	33.8	29.8
Accrued compensation and benefits	25.8	38.8
Other	28.7	3.6
Deferred tax assets valuation allowance	(65.9)	(56.5)
Net deferred tax assets	$182.6	$231.9

Deferred tax assets total $289.4 before valuation allowances of $65.9.  Total deferred tax liabilities of $40.9 include $20.9 in current liabilities and $20.0 in non-current liabilities on the Consolidated Balance Sheet.  Included in net deferred tax assets are income taxes paid on intercompany transactions of $26.8 and $15.2 for the years ended December 31, 2008 and 2007, respectively.

The Company provides valuation allowances for deferred tax assets where realization is not more likely than not based on estimated future taxable income in the carryforward period.  To the extent that estimates of future taxable income decrease or do not materialize, potentially significant additional valuation allowances may be required. The valuation allowance for deferred tax assets as of January 1, 2007 was $58.7.  The net change in the total valuation allowance for the years ended December 31, 2008 and 2007 was an increase of $9.4 in 2008 and a decrease of $2.2 in 2007.  For the year ended December 31, 2008, approximately $17.5 of the valuation allowance related to acquired deferred tax assets.  Pursuant to SFAS No. 141R, any future release of these valuation allowances will be recorded to the provision for income taxes.

The Company’s Provision for income taxes is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s Income from continuing operations before income taxes. The reasons for the difference are summarized as:

	Year Ended December 31,
	2008	2007	2006
Tax at statutory federal income tax rate	$109.9	$321.8	$215.2
State taxes (net of Federal benefit)	(4.6)	2.5	(0.1)
Change in valuation allowance relating to NOL and temporary differences	10.0	(3.6)	1.2
Foreign tax differential on income/losses of foreign subsidiaries	(28.7)	(2.8)	(9.8)
Non-deductible goodwill charges	155.4	—	—
U.S. tax on multi-national operations	6.3	2.4	4.1
Change in foreign statutory rates	(1.7)	11.8	—
U.S. manufacturing and export incentives	(4.7)	(16.1)	(6.5)
Other	0.3	(10.6)	14.1
Total provision for income taxes	$242.2	$305.4	$218.2

Including the tax on discontinued operations, the total tax expense was $219.5 in 2006.  The effective tax rate on income from discontinued operations in 2006 differs from the statutory rate due primarily to $1.3 of current U.S. income taxes not previously provided on the excess of the amount for financial reporting over the tax basis in the Company’s investment in the shares of its Tatra subsidiary.

The Company does not provide for income taxes or tax benefits on temporary differences related to its investments in foreign subsidiaries.  These temporary differences are comprised principally of undistributed earnings, which are indefinitely reinvested.  At December 31, 2008, these unremitted earnings totaled approximately $1,200.  If earnings of foreign subsidiaries were not considered indefinitely reinvested, deferred U.S. and foreign taxes would have to be provided.  At this time, determination of the amount of deferred U.S. and foreign income taxes is not practical.

At December 31, 2008, the Company had domestic federal net operating loss carry forwards of $23.4.  None of the U.S. federal net operating loss carry forwards expire before 2011.  The Company also has various state net operating loss carry forwards available to reduce future state taxable income and income taxes. These net operating loss carry forwards expire at various dates through 2028.

In addition, the Company’s foreign subsidiaries have approximately $254.9 of loss carry forwards, consisting of $116.2 in the United Kingdom, $31.4 in the Netherlands, $27.5 in Ireland and $79.8 in other countries, which are available to offset future foreign taxable income. The majority of these foreign tax loss carry forwards are available without expiration.

The Company made net income tax payments of $190.7, $308.8 and $120.3 in 2008, 2007 and 2006, respectively.

The Company adopted the provisions of FIN No. 48 on January 1, 2007.  The cumulative effect of the change on retained earnings as of January 1, 2007 as a result of the adoption of FIN No. 48 was a reduction of $36.5.  As of December 31, 2008 and 2007, the Company had $118.8 and $122.6, respectively, of unrecognized tax benefits.  Of the $118.8 at December 31, 2008, $104.0, if recognized, would affect the effective tax rate.  The Company continues to classify interest and penalties associated with uncertain tax positions as income tax expense.  As of December 31, 2008 and 2007, the liability for potential penalties and interest was $12.1 and $5.8, respectively.  During the years ended December 31, 2008 and 2007, the Company recognized tax expense of $6.3 and $0.2, respectively, for interest and penalties.

The following table summarizes the activity related to the company’s unrecognized tax benefits:

Balance as of January 1, 2007	$87.2
Additions for current year tax positions	18.8
Additions for prior year tax positions	27.3
Reductions for prior year tax positions	(5.2)
Settlements	(4.5)
Reductions related to expirations of statute of limitations	(1.0)
Balance as of December 31, 2007	122.6
Additions for current year tax positions	6.9
Additions for prior year tax positions	18.9
Reductions for prior year tax positions	(31.2)
Settlements	(0.5)
Acquired balances	2.1
Balance as of December 31, 2008	$118.8

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefit will decrease within the next twelve months.  The nature of the uncertainty with respect to the uncertain tax positions relates primarily to intercompany transactions and acquisitions.  The event that could cause a reduction in unrecognized tax benefits is a potential settlement of tax audits in certain foreign jurisdictions.  The reasonably possible change in unrecognized tax benefits is a reduction of approximately $12.  The Company does not expect changes in the reserve balance described above to have a material impact on income tax expense or cash flow.  With few exceptions, including net operating loss carry forwards in the U.S. and Australia, the Company and its subsidiaries are generally no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years before 1999.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. and various state and foreign jurisdictions.  In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, France, Germany, the United Kingdom and the U.S.  Certain subsidiaries of the Company are currently under audit in France, Germany, the United Kingdom and the U.S.  It is reasonably possible that these audits may be completed during the next twelve months.

NOTE D – DISCONTINUED OPERATIONS

On September 29, 2006, the Company completed the sale of Tatra Czech s.r.o. and Tatra a.s. (collectively “Tatra”) to a group of private equity investors.  Tatra is located in the Czech Republic and is a manufacturer of on/off road heavy-duty vehicles for commercial and military applications.  The Company received $26.2 in cash consideration for the shares of Tatra.  Additionally, $31.6 in cash was received in satisfaction of all intercompany note receivable balances from Tatra.  The Company had previously disclosed that it did not consider Tatra to be a core business.  The Company recorded an after-tax loss of $7.7 on the disposition of Tatra for the year ended December 31, 2006.  Results of Tatra, through the date of its disposition, are presented as Income from discontinued operations - net of tax in the Consolidated Statements of Income for 2006.  Tatra was previously included in the Roadbuilding, Utility Products and Other segment.

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

NOTE E – EARNINGS PER SHARE

	(in millions, except per share data)
	2008	2007	2006

Income from continuing operations	$71.9	$613.9	$396.5
Income from discontinued operations-net of tax	-	-	11.1
Loss on disposition of discontinued operations-net of tax	-	-	(7.7)
Net income	$71.9	$613.9	$399.9

Basic Shares:
Weighted average shares outstanding	98.1	102.4	100.7

Earnings per share - basic:
Income from continuing operations	$0.73	$6.00	$3.94
Income from discontinued operations-net of tax	-	-	0.11
Loss on disposition of discontinued operations-net of tax	-	-	(0.08)
Net income	$0.73	$6.00	$3.97

Diluted shares:
Weighted average shares outstanding	98.1	102.4	100.7
Effect of dilutive securities:
Stock options and restricted stock awards	1.6	2.5	2.3

Diluted weighted average shares outstanding	99.7	104.9	103.0

Earnings per share - diluted:
Income from continuing operations	$0.72	$5.85	$3.85
Income from discontinued operations-net of tax	-	-	0.10
Loss on disposition of discontinued operations-net of tax	-	-	(0.07)
Net income	$0.72	$5.85	$3.88

Options to purchase 178 thousand and 177 thousand shares of Common Stock were outstanding during 2008 and 2006 respectively, but were not included in the computation of diluted shares as the exercise price of these awards exceeded the average market price for the period and the effect would have been anti-dilutive.  There were no anti-dilutive stock options during 2007.  Restricted stock awards of 463 thousand, 7 thousand and 972 thousand were outstanding during 2008, 2007 and 2006, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or because performance targets were not yet achieved for awards contingent upon performance.  SFAS No. 128, “Earnings per Share” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

NOTE F – INVENTORIES

Inventories consist of the following:

	December 31,
	2008	2007
Finished equipment	$673.8	$638.2
Replacement parts	395.3	368.7
Work-in-process	435.2	337.9
Raw materials and supplies	730.5	589.5
Inventories	$2,234.8	$1,934.3

At December 31, 2008 and 2007, the Company had inventory reserves of $121.0 and $105.5, respectively, for LCM, excess and obsolete inventory.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2008	2007
Property	$54.3	$56.0
Plant	211.8	197.8
Equipment	522.6	451.0
	788.7	704.8
Less: Accumulated depreciation	(307.2)	(285.4)
Net property, plant and equipment	$481.5	$419.4

NOTE H – EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from leasing the Company’s products to customers.  Initial noncancellable lease terms typically range up to 84 months.  The net book value of equipment subject to operating leases was approximately $79 and $73 (net of accumulated depreciation of approximately $35 and $35) at December 31, 2008 and 2007, respectively, and is included in Other assets on the Company’s Consolidated Balance Sheet.  The equipment is depreciated on the straight-line basis over the shorter of the estimated useful life or the estimated amortization period of any borrowings secured by the asset to its estimated salvage value.

Future minimum lease payments to be received under noncancellable operating leases with lease terms in excess of one year are as follows:

Years ending December 31,
2009	$4.5
2010	3.2
2011	2.6
2012	1.8
2013	1.1
Thereafter	0.9
$14.1

The Company received approximately $3 and $5 of rental income from assets subject to operating leases with lease terms greater than one year during 2008 and 2007, respectively, none of which represented contingent rental payments.

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

During 2008, 2007 and 2006, Genie Holdings, Inc. and its affiliates (“Genie”), part of the Aerial Work Platforms segment, entered into a number of arrangements with financial institutions to provide financing of new and eligible Genie products to distributors and rental companies.  Under these programs, Genie originates leases or leasing opportunities with distributors and rental companies.  If Genie originates the lease with a distributor or rental company, the financial institution will purchase the equipment and take assignment of the lease contract from Genie.  If Genie originates a lease opportunity, the financial institution will purchase the equipment from Genie and execute a lease contract directly with the distributor or rental company.  In some instances, Genie retains certain credit and/or residual recourse in these transactions.  Genie’s maximum exposure, representing a contingent liability, under these transactions reflects a $46.1 credit risk and a $34.0 residual risk at December 31, 2008.

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

The components of net investment in sales-type leases, which are included in Other assets on the Company’s Consolidated Balance Sheet, consisted of the following at December 31, 2008:

Gross minimum lease payments receivable	$3.2
Estimated residual values	0.3
Allowance for future losses	(1.0)
Unearned finance income	(0.5)
Net investment in sales-type leases	2.0
Less: Current portion	(1.3)
Non-current net investment in sales-type leases	$0.7

Scheduled future gross minimum lease payments receivable are as follows:

Years ending December 31,
2009	$1.8
2010	0.6
2011	0.5
2012	0.3
2013	—
Total	$3.2

NOTE J - ACQUISITIONS

2008 Acquisitions

On August 11, 2008, the Company announced that its subsidiaries, Terex Italia S.r.l. (“Terex Italia”) and Terex Germany GmbH & Co. KG (“Terex Germany”) had reached definitive agreements to acquire the port equipment businesses of Fantuzzi Industries S.a.r.l. (“Fantuzzi”) for total consideration of approximately €215.  On December 15, 2008, Terex Italia and Terex Germany advised Fantuzzi that they were terminating the Fantuzzi agreements effective immediately due to (i) failure to obtain all necessary competition authority approvals without conditions, (ii) existence of a material adverse change, and (iii) other reasons.  Fantuzzi initiated an arbitration proceeding against the Company in Italy on December 24, 2008.  In addition, discussions between the parties continue and the final outcome of this matter cannot be determined at this time.  While the Company believes that it has a valid position, the risks of arbitration in Italy are uncertain and, if determined adversely, could ultimately result in the Company incurring significant liabilities.

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

Although the acquisition of ASV was not material to the Company, given the relative significance of the goodwill originally recorded, the following table provides information summarizing the fair values of the assets acquired and liabilities assumed at February 26, 2008, the date of acquisition:

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

Goodwill of $295 was initially recognized on the date of acquisition and purchase accounting adjustments of $41 were recorded through September 30, 2008, primarily related to adjustments to customer relationships, patents and deferred taxes.  Goodwill of approximately $254 represented the excess of the purchase price over the fair values of net assets acquired, as determined at that time.  None of the goodwill assigned to ASV was expected to be deductible for tax purposes.  As a result of the annual impairment test for goodwill performed as of October 1, 2008, all of the goodwill recorded for ASV was deemed impaired.  See Note L – “Goodwill.”

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

NOTE K – INVESTMENT IN JOINT VENTURE

On September 30, 2008, the Company sold its forty percent (40%) interest in Terex Financial Services Holding B.V. (“TFSH”), its joint venture originally entered into on September 18, 2002, to the European financial institution which owned the majority sixty percent (60%) interest in TFSH.  TFSH facilitated the financing of Company products sold in certain areas of Europe.  Through the date of disposition, the Company applied the equity method of accounting for its investment in TFSH.  The sale of TFSH resulted in a loss of $0.7, which was recorded in Other income (expense).

NOTE L - GOODWILL

Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and is written down only in the period in which the recorded value of such assets exceed their fair value.  There were no indicators of goodwill impairment in the tests performed as of October 1, 2007 and 2006.  The Company performed its most recent annual review of the carrying value of its goodwill, as required by SFAS No. 142, as of October 1, 2008.  As a result of the Company’s annual impairment test performed as of October 1, 2008, the Company’s Construction and Roadbuilding, Utility Products and Other segments recorded non-cash charges totaling $459.9 to reflect impairment of all of the goodwill in their reporting units.  As part of the Company’s impairment analysis for its reporting units, management determined the fair value of each of its reporting units based on estimates of their respective future cash flows.  The fair value of certain reporting units reflected reductions in the estimated future cash flows of the reporting units based on lower expectations for growth and profitability resulting primarily from the downturn in the economy. In comparing the Company’s market capitalization to the sum of the fair value of the reporting units, an implied control premium was applied based on a review of comparable transactions within the industries the Company operates. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. For the reporting units where the fair value of the reporting units was below their respective carrying amounts including goodwill, the implied fair value of the reporting units’ goodwill was compared to the actual carrying amounts of goodwill to determine the amount of the impairment charge. The impairment charges were included in Goodwill impairment in the Consolidated Statement of Income for the year ended December 31, 2008.

An analysis of changes in the Company’s goodwill by business segment is as follows:

	Aerial Work Platforms	Construction	Cranes	Materials Processing & Mining	Roadbuilding, Utility Products and Other	Total
Balance at December 31, 2006	$104.2	$113.7	$115.2	$221.7	$78.0	$632.8
Acquisitions	—	11.7	(6.2)	54.2	—	59.7
Deferred tax liability (1)	(9.7)	—	—	—	—	(9.7)
Foreign exchange effect and other	2.2	4.0	7.0	2.9	0.1	16.2
Balance at December 31, 2007	96.7	129.4	116.0	278.8	78.1	699.0
Acquisitions	5.1	254.2	—	16.3	5.4	281.0
Impairment	—	(364.4)	—	—	(95.5)	(459.9)
Reclassifications and adjustments (2)	7.2	(6.3)	0.3	(10.5)	12.2	2.9
Foreign exchange effect and other	(1.4)	(12.9)	(1.6)	(49.9)	(0.2)	(66.0)
Balance at December 31, 2008	$107.6	$—	$114.7	$234.7	$—	$457.0

(1)	Reflects deferred tax liabilities related to temporary differences established in purchase accounting.
(2)
Revisions of tax amounts established in purchase accounting resulted in balance sheet reclassifications and an insignificant increase to Other income (expense) of $1.8 for year ended December 31, 2008.  Additionally, a ruling in a certain tax jurisdiction resulted in a decrease in non-current deferred tax assets of $1.1 related to a change in the expected realization of certain pre-acquisition net operating loss carry forwards.

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

The Company has used and may use forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions.  The primary currencies to which the Company is exposed are the Euro and British Pound.  The effective portion of unrealized gains and losses associated with forward contracts are deferred as a component of Accumulated other comprehensive income until the underlying hedged transactions are reported in the Company’s Consolidated Statement of Income.  The Company uses interest rate swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt and to fair value changes of fixed rate debt.  Primary exposure includes movements in the London Interbank Offer Rate (“LIBOR”).

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

In the Consolidated Statement of Income, the Company records hedging activity related to debt instruments in interest expense and hedging activity related to foreign currency in the accounts for which the hedged items are recorded.  On the Consolidated Statement of Cash Flows, the Company records cash flows from hedging activities in the same manner as it records the underlying item being hedged.

In November 2007, the Company entered into an interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment.  At December 31, 2008, the Company had $400.0 notional amount of this interest rate swap agreement outstanding, which matures in 2017.  The fair market value of this swap at December 31, 2008 was a gain of $56.4, which is recorded in Other assets.

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

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At December 31, 2008, the Company had $1,185.5 of notional amount of currency exchange forward contracts outstanding, most of which mature on or before December 31, 2009.  The fair market value of these contracts at December 31, 2008 was a net loss of $4.4.  At December 31, 2008, $763.3 notional amount ($2.3 of fair value gains) of these contracts have been designated as, and are effective as, cash flow hedges of specifically identified transactions.  During 2008, 2007 and 2006, the Company recorded the change in fair value for these effective cash flow hedges to Accumulated other comprehensive income, and recognized in earnings a portion of the deferred gain or loss from Accumulated other comprehensive income as the hedged transactions occurred.

At December 31, 2008, the fair value of all derivative instruments designated as cash flow hedges and fair value hedges has been recorded in the Consolidated Balance Sheet as an asset of $90.8 and as a liability of $35.4.

Counterparties to the Company’s interest rate swap agreement and currency exchange forward contracts are major financial institutions with credit ratings of investment grade or better and no collateral is required.  There are no significant risk concentrations.  Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is unlikely and any losses would be immaterial.

Unrealized net gains (losses) included in Accumulated Other Comprehensive Income are as follows:

	Year Ended December 31,
	2008	2007	2006
Balance at beginning of period	$(5.0)	$1.0	$(3.0)
Additional (losses) gains	(13.6)	(4.3)	(6.0)
Amounts reclassified to earnings	17.6	(1.7)	10.0
Balance at end of period	$(1.0)	$(5.0)	$1.0

The estimated amount of existing net losses for derivative contracts in Accumulated other comprehensive income as of December 31, 2008 that are expected to be reclassified into earnings during the year ending December 31, 2009 is $1.0.

NOTE N – FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis under the provisions of SFAS No. 157 included interest rate swap and foreign currency forward contracts discussed in Note M - “Derivative Financial Instruments.”  These contracts are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  As discussed in Note A – “Basis of Presentation,” the Company has only adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value within the consolidated financial statements.  In accordance with FSP No. 157-2, the Company has deferred the application of the provisions of this statement to its non-financial assets and liabilities measured at fair value on a non-recurring basis, such as the fair value measurements used in the Company’s annual goodwill impairment assessment and business combination related fair value measurements.  SFAS No. 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

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

Determining which category an asset or liability falls within this hierarchy requires judgment.  The Company evaluates its hierarchy disclosures each quarter.  As discussed in Note M - “Derivative Financial Instruments,” the Company has two types of derivative instruments that it records at fair value on a recurring basis, the interest rate swap and foreign exchange contracts.  The interest rate swap is categorized under Level 2 of the hierarchy above and is recorded at December 31, 2008 as an asset of $56.4.  The foreign exchange contracts are categorized under Level 1 of the hierarchy above and are recorded at December 31, 2008 as a liability of $2.3.  The fair value of the interest rate swap agreement is based on LIBOR yield curves at the reporting date.  The fair values of the foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date.

NOTE O - RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to ensure that it is appropriately positioned to respond to changing market conditions.  Given recent economic trends, in 2008 the Company initiated certain restructuring programs across all segments to better utilize its workforce to match the decreased demand for its products.  These restructuring activities reduced the number of team members and caused the Company to incur costs for one-time employee termination benefits related to the team member reductions.  For the year ended December 31, 2008, the costs incurred equal the expected costs for these programs.  The existing reserve balance as of December 31, 2008, is expected to be paid in the first quarter of 2009.  During the first quarter of 2009, the Company initiated additional restructuring activities related to certain of its businesses.  These activities include the rationalization of certain facilities and additional planned headcount reductions.  The following table provides a roll forward of the restructuring reserve by segment and the line items in the Consolidated Statement of Income, Cost of good sold (“COGS”) or Selling, general and administrative expense (“SG&A”), in which these activities were recorded:

	Number of headcount	Restructuring reserve at December 31,	Restructuring charges		Cash	Restructuring reserve at December 31,
	reductions (1)	2007	COGS	SG&A	expenditures	2008
Aerial Work Platforms	1,012	$—	$5.2	$3.7	$(5.3)	$3.6
Construction	496	—	4.0	1.1	(1.1)	4.0
Cranes	45	—	—	0.2	(0.1)	0.1
Materials Processing & Mining	125	—	—	0.6	(0.6)	—
Roadbuilding, Utility Products and Other	243	—	1.1	1.2	(1.2)	1.1
Corporate	19	—	—	0.5	(0.5)	—
Total	1,940	$—	$10.3	$7.3	$(8.8)	$8.8
(1)	(Unaudited) Headcount data not in millions

NOTE P – LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows:

	December 31,
	2008	2007
7-3/8% Senior Subordinated Notes due January 15, 2014	$298.7	$298.4
8% Senior Subordinated Notes due November 15, 2017	800.0	800.0
2006 Credit Agreement - term debt	195.0	197.0
2006 Credit Agreement - revolving credit facility	35.0	-
Notes payable	8.6	1.9
Capital lease obligations	6.5	8.6
Other	92.0	46.1
Total debt	1,435.8	1,352.0
Less: Notes payable and current portion of long-term debt	(39.4)	(32.5)
Long-term debt, less current portion	$1,396.4	$1,319.5

The Company’s main sources of funding are cash generated from operations, loans under the 2006 Credit Agreement (as defined below) and funds raised in capital markets.  The Company believes that cash generated from its operations, together with access to the 2006 Credit Agreement and cash on hand, provide adequate liquidity to meet its operating and debt service requirements.  The Company had cash and cash equivalents of $484.4 at December 31, 2008.  In addition, the Company had $582.8 available for borrowing under the 2006 Credit Agreement at December 31, 2008.  The Company has no significant debt maturities until 2012; however, the Company has increased its focus on internal cash flow generation in a time when access to external capital markets is less certain.  The Company’s actions include reducing costs and working capital and suspending its share repurchase program in an effort to maintain liquidity in view of current conditions in the economy and credit markets.  The Company believes these measures, in conjunction with its actions to delay certain capital spending projects, will provide it with sufficient liquidity to execute its key business plans and comply with its financial covenants under the 2006 Credit Agreement.  However, if the Company were unable to comply with these covenants, there would be a default under the 2006 Credit Agreement and, if such default was not waived by its lenders, this could result in acceleration of the amounts owed under the 2006 Credit Agreement.  In such event, the Company would have to repay or refinance such debt.  At December 31, 2008, the Company had sufficient cash to pay such debt; however, such payment would have a significant adverse impact on its liquidity.  If the Company were unable to repay or refinance such debt, this could possibly result in acceleration of the payment obligation for its other long-term debt.

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

As of December 31, 2008 and 2007, the Company had $195.0 and $197.0, respectively, of term loans outstanding under the 2006 Credit Agreement.  Term loans under the 2006 Credit Agreement bear interest at a rate of LIBOR plus 1.75%.  The weighted average interest rate on the term loans under the 2006 Credit Agreement at December 31, 2008 and 2007 was 3.21% and 6.58%, respectively.

As of December 31, 2008, the Company had a balance of $35.0 outstanding under the revolving credit component of the 2006 Credit Agreement.  The weighted average interest rate on the outstanding portion of the 2006 Credit Agreement revolving credit component was 3.25% at December 31, 2008.  The Company did not have an outstanding balance under the revolving credit component of the 2006 Credit Agreement at December 31, 2007.

The 2006 Credit Agreement incorporates facilities for issuance of letters of credit up to $250.  Letters of credit issued under the 2006 Credit Agreement letter of credit facility decrease availability under the $700 revolving line of credit.  As of December 31, 2008 and 2007, the Company had letters of credit issued under the 2006 Credit Agreement that totaled $82.2 and $101.8, respectively.  The 2006 Credit Agreement also permits the Company to have additional letter of credit facilities up to $100, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit.  As of December 31, 2008 and 2007, the Company had letters of credit issued under the additional letter of credit facilities of the 2006 Credit Agreement that totaled $13.9 and $16.3, respectively.  The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce our availability under the 2006 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $59.2 and $17.9 as of December 31, 2008 and 2007, respectively.  In total, as of December 31, 2008 and 2007, the Company had letters of credit outstanding of $155.3 and $136.1.

The 2006 Credit Agreement requires the Company to comply with a number of covenants.  These covenants require the Company to meet certain financial tests, namely (a) a requirement that the Company maintain a consolidated leverage ratio, as defined in the 2006 Credit Agreement, not in excess of 3.75 to 1.00 on the last day of any fiscal quarter, and (b) a requirement that the Company maintain a consolidated fixed charge coverage ratio, as defined in the 2006 Credit Agreement, of not less than 1.25 to 1.00 (excluding share repurchases made in 2008)  for the period of four consecutive fiscal quarters ending on March 31, 2009 and a consolidated fixed charge coverage ratio, as defined in the 2006 Credit Agreement, of not less than 1.10 to 1.00 (excluding share repurchases made in 2008) for the period of four consecutive fiscal quarters ending on June 30, 2009.  The consolidated fixed charge coverage ratio threshold lowers to 0.80 to 1.00 for any period of four consecutive fiscal quarters ending between July 1, 2009 and March 31, 2010 and increases to 1.25 to 1.00 for any period of four consecutive fiscal quarters ending on or after April 1, 2010. The covenants also limit, in certain circumstances, Terex’s ability to take a variety of actions, including:  incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; engage in acquisitions, mergers, consolidations and asset sales; and pay dividends and distributions, including share repurchases.  The 2006 Credit Agreement also contains customary events of default.

While the Company was in compliance with all of its financial covenants under the 2006 Credit Agreement as of December 31, 2008, the Company sought and received an amendment to the 2006 Credit Agreement on February 24, 2009.  This amendment was necessary because of continued deteriorating business conditions in certain of the Company’s operating segments and the impact of historical fixed charges incurred on a trailing twelve months basis (for example, interest expense, cash taxes, share repurchases and capital expenditures) causing the Company to believe there was a likelihood that it would be in violation of the consolidated fixed charge coverage ratio covenant under the 2006 Credit Agreement as early as the end of the first quarter of 2009 without such an amendment. The amendment revises the threshold of the consolidated fixed charge coverage ratio from 1.25 to 1.00 to the ratios described above and generally caps at $5, the amount of share repurchases the Company can make in each of the first two quarters of 2009.  The amendment also raises the interest rates charged under the 2006 Credit Agreement by 100 basis points and includes a provision that would increase the interest rates charged under the 2006 Credit Agreement by an additional 100 basis points if Terex fails to achieve a consolidated fixed charge coverage ratio of at least 1.00 to 1.00 for certain quarterly periods in 2009 and 2010.  The amendment also includes certain other technical changes.  The Company’s future compliance with its financial covenants under the 2006 Credit Agreement will depend on its ability to generate earnings and manage its assets effectively. The 2006 Credit Agreement also has various non-financial covenants, both requiring the Company to refrain from taking certain actions (as described above) and requiring the Company to take certain actions, such as keeping in good standing its corporate existence, maintaining insurance, and providing its bank lending group with financial information on a timely basis.  The Company’s future ability to provide its bank lending group with financial information on timely basis will depend on its ability to file its periodic reports with the SEC in a timely manner.

The Company and certain of its subsidiaries agreed to take certain actions to secure borrowings under the 2006 Credit Agreement.  As a result, on July 14, 2006, the Company and certain of its subsidiaries entered into a Guarantee and Collateral Agreement with Credit Suisse, as collateral agent for the New Lenders, granting security to the New Lenders for amounts borrowed under the 2006 Credit Agreement.  The security granted by the Company under the 2006 Credit Agreement is tied to the Company’s credit ratings.  If the credit ratings of the Company’s debt under the 2006 Credit Agreement are lower than BB and Ba2 by Standard & Poor’s and Moody’s, respectively, with no negative outlook (the “Initial Ratings Threshold”), then the Company is required to (a) pledge as collateral the capital stock of the Company’s material domestic subsidiaries and 65% of the capital stock of certain of the Company’s material foreign subsidiaries (the “Stock Collateral”) and (b) provide a first priority security interest in, and mortgages on, substantially all of the Company’s domestic assets (the “Non-Stock Collateral”).  If the credit ratings of the Company’s debt under the 2006 Credit Agreement exceed the Initial Ratings Threshold for a period of 90 consecutive days, then the Company is no longer required to pledge the Non-Stock Collateral.  Further, if the credit ratings of the Company’s debt under the 2006 Credit Agreement are higher than BBB- and Baa3 by Standard & Poor’s and Moody’s, respectively, with no negative outlook (the “Investment Grade Threshold”), for a period of 90 consecutive days, then the Company also is no longer required to pledge the Stock Collateral.

These security triggers operate in both directions.  Should the Company exceed the Investment Grade Threshold, but subsequently decline in ratings below the Investment Grade Threshold for a period longer than 30 consecutive days, the Company would once again need to pledge the Stock Collateral.  Similarly, if the Company exceeds the Initial Ratings Threshold and subsequently declines below the Initial Ratings Threshold for a period longer than 30 consecutive days, the Company may again need to grant security in the Non-Stock Collateral.
At the time the 2006 Credit Agreement was executed, the Company was below the Initial Ratings Threshold, and had to pledge as security the Stock Collateral and the Non-Stock Collateral.  As of December 31, 2008, the ratings of the Company’s debt under the 2006 Credit Agreement were BBB- from Standard & Poor’s and Baa2 from Moody’s, which was above the Investment Grade Threshold.  On February 26, 2009, Standard & Poor’s lowered its outlook for the Company to BBB- with a negative outlook, causing the Company to be below the Investment Grade Threshold but above the Initial Ratings Threshold.  As a result, if Standard & Poor’s outlook for the Company is not increased in the next thirty days, the Company may be required to repledge the Stock Collateral as security.

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

In connection with the 2006 Credit Agreement, the Company terminated its existing amended and restated credit agreement, dated as of July 3, 2002, as amended (the “2002 Credit Agreement”), among the Company and certain of its subsidiaries, the lenders thereunder and Credit Suisse, as administrative agent and collateral agent, and related agreements and documents.  The Company used the proceeds from $200 of term loans under the 2006 Credit Agreement and cash on hand to pay in full all amounts outstanding under the 2002 Credit Agreement at the date of termination.  In connection with the termination of the 2002 Credit Agreement, the Company recorded pre-tax charges of $3.4 for the accelerated amortization of debt acquisition costs as a loss on early extinguishment of debt in the Consolidated Statement of Income.

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

7-3/8% Senior Subordinated Notes

On November 25, 2003, the Company sold and issued $300 aggregate principal amount of 7-3/8% Senior Subordinated Notes Due 2014 discounted to yield 7-1/2% (“7-3/8% Notes”).  The 7-3/8% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note V - “Consolidating Financial Statements”).  The 7-3/8% Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”).  During the second quarter of 2004, the outstanding unregistered 7-3/8% Notes were exchanged for 7-3/8% Notes registered under the Securities Act.  The 7-3/8% Notes are redeemable by the Company beginning in January 2009 at an initial redemption price of 103.688% of principal amount.

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

The amounts in the Consolidated Statement of Income for the year ended December 31, 2007 showed $12.5 for loss on early extinguishment of debt while the Consolidated Statement of Cash Flows for this period showed $3.2.  The $12.5 in the Consolidated Statement of Income include (a) cash payments of $9.3 for call premiums associated with the repayment of $200 of outstanding debt and (b) $3.2 of non-cash charges for accelerated amortization of debt acquisition costs associated with the outstanding debt, which together flow into the calculation of Net Income.  In preparing the Consolidated Statement of Cash Flows, the non-cash item (b) was added to Net Income to reflect cash flow appropriately.

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

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of long-term debt outstanding at December 31, 2008 in the successive five-year period are summarized below. Amounts shown are exclusive of minimum lease payments for capital lease obligations disclosed in Note Q – “Lease Commitments:”

2009	$32.9
2010	5.4
2011	12.5
2012	38.8
2013	188.4
Thereafter	1,098.7
Total	$1,376.7

The total carrying value of long-term debt excluding capital lease obligations at December 31, 2008 was $1,429.3. The $52.6 difference is due to the fair value adjustment increasing the carrying value of debt as a result of accounting for fair value hedges for the fixed interest rate to floating interest rate swaps on the 7-3/8% and 8% Notes.  See Note M - “Derivative Financial Instruments.”

Based on quoted market values and indicative price quotations from financial institutions, the Company estimates that the fair values of the 7-3/8% Notes, 8% Notes and the term debt under the 2006 Credit Agreement were approximately $264, $680 and $156, respectively as of December 31, 2008 and approximately $301, $808 and $195, respectively as of December 31, 2007. The Company believes that the carrying value of its other borrowings approximates fair market value, based on discounted future cash flows using rates currently available for debt of similar terms and remaining maturities.

The Company paid $104.0, $75.8 and $117.0 of interest in 2008, 2007 and 2006, respectively.

NOTE Q – LEASE COMMITMENTS

The Company leases certain facilities, machinery, equipment and vehicles with varying terms. Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Certain of the equipment leases are classified as capital leases and the related assets have been included in Property, Plant and Equipment. Net assets under capital leases were $12.5 and $14.0 net of accumulated amortization of $4.1 and $8.3, at December 31, 2008 and 2007, respectively.

Future minimum capital and noncancellable operating lease payments and the related present value of capital lease payments at December 31, 2008 are as follows:

	Capital Leases	Operating Leases
2009	$1.7	$65.9
2010	1.5	56.5
2011	1.4	44.8
2012	1.1	36.9
2013	0.5	32.3
Thereafter	0.7	121.6
Total minimum obligations	6.9	$358.0
Less: amount representing interest	(0.4)
Present value of net minimum obligations	6.5
Less: current portion	(1.6)
Long-term obligations	$4.9

Most of the Company’s operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was $66.2, $70.0, and $65.6 in 2008, 2007 and 2006, respectively.

NOTE R – RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of December 31, 2008, the Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”).  Participation in the plan for all employees has been frozen.  Participants are only credited with post-freeze service for purposes of determining vesting and retirement eligibility only.  The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment.  The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service.  It is the Company’s policy generally to fund the Terex Plan based on the minimum requirements of the Employee Retirement Income Security Act of 1974.  Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds.

Prior to December 31, 2008, the Company maintained four qualified plans, which were merged into one plan during 2008.  A curtailment was recognized during 2006 for two of the former plans due to the freezing of benefits. Unrecognized prior service cost without future economic benefit was recognized as a loss.

The Company adopted a nonqualified Supplemental Executive Retirement Plan (“SERP”) effective October 1, 2002. The SERP provides retirement benefits to certain senior executives of the Company. Generally, the SERP provides a benefit based on average total compensation earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program excluding salary deferrals and matching contributions. In addition, benefits are reduced by Social Security Primary Insurance Amounts attributable to Company contributions.  The SERP is unfunded.  Effective December 31, 2008, participation in the SERP was frozen and a defined contribution plan was established for certain senior executives of the Company.

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

The liability of the Company’s U.S. plans, including the SERP, as of December 31, was as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Accumulated benefit obligation at end of year	$133.2	$134.0
Change in benefit obligation:
Benefit obligation at beginning of year	$139.9	$136.6	$13.5	$15.8
Service cost	2.0	2.1	0.1	0.1
Interest cost	8.3	7.9	0.7	0.8
Impact of plan amendments	—	—	—	—
Acquisition	0.6	0.1	—	—
Actuarial loss	(1.0)	2.0	(1.5)	(1.9)
Benefits paid	(9.0)	(8.8)	(1.1)	(1.3)
Benefit obligation at end of year	140.8	139.9	11.7	13.5
Change in plan assets:
Fair value of plan assets at beginning of year	113.3	112.4	—	—
Actual return on plan assets	(23.9)	6.3	—	—
Employer contribution	3.4	3.4	1.1	1.3
Benefits paid	(9.0)	(8.8)	(1.1)	(1.3)
Fair value of plan assets at end of year	83.8	113.3	—	—
Funded status	$(57.0)	$(26.6)	$(11.7)	$(13.5)

Amounts recognized in the statement of financial position consist of:
Current liabilities	$—	$—	$1.3	$1.5
Non-current liabilities	57.0	26.6	10.4	12.0
Total liabilities	$57.0	$26.6	$11.7	$13.5

Amounts recognized in accumulated other comprehensive income consist of:
Actuarial net loss	$72.7	$43.3	$3.8	$5.5
Prior service cost	2.2	2.4	—	0.1
Total amounts recognized in accumulated other comprehensive income	$74.9	$45.7	$3.8	$5.6

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Weighted-average assumptions as of December 31:
Discount rate	6.25%	6.00%	5.75%	6.25%	6.00%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	3.75%	3.75%	3.75%	N/A	N/A	N/A

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Components of net periodic cost:
Service cost	$2.0	$2.1	$1.5	$0.1	$0.1	$0.2
Interest cost	8.3	7.9	7.6	0.7	0.8	0.8
Expected return on plan assets	(8.8)	(8.7)	(8.0)	—	—	—
Amortization of prior service cost	0.2	0.4	0.6	0.1	0.1	0.1
Curtailment	—	—	5.2	—	—	—
Recognized actuarial loss	2.3	2.2	2.5	0.2	0.3	0.6
Net periodic cost	$4.0	$3.9	$9.4	$1.1	$1.3	$1.7

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net loss (gain)	$31.8	$4.4	$(1.5)	$(1.9)
Amortization of actuarial losses	(2.4)	(2.2)	(0.2)	(0.3)
Amortization of prior service cost	(0.2)	(0.4)	(0.1)	(0.1)
Total recognized in other comprehensive income	$29.2	$1.8	$(1.8)	$(2.3)

Amounts expected to be recognized as components of net periodic cost for the year ending December 31, 2009:	Pension Benefits	Other Benefits
Actuarial net loss	$5.0	$0.2
Prior service cost	0.2	0.1
Total amount expected to be recognized as components of net periodic cost for the year ending December 31, 2009	$5.2	$0.3

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U.S. pension plans, including the SERP, with accumulated benefit obligations in excess of plan assets were $140.8, $133.2 and $83.8, respectively, as of December 31, 2008, and $139.9, $134.0 and $113.3, respectively, as of December 31, 2007.

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

The asset allocation for the Company’s U.S. defined benefit pension plan at December 31, 2008 and 2007 and target allocation for 2009 are as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
	2008	2007	2009
Equity Securities	41.2%	41.2%	32% - 48%
Fixed Income	58.8%	58.8%	54% - 66%
Total	100.0%	100.0%

The Company plans to contribute approximately $5 to its U.S. defined benefit pension and post-retirement plans in 2009. The Company’s estimated future benefit payments under its U.S. plans are as follows:

Year Ending December 31,	Pension Benefits	Other Benefits

2009	$9.2	$1.3
2010	$9.3	$1.4
2011	$9.5	$1.4
2012	$9.7	$1.3
2013	$9.7	$1.2
2014-2018	$52.2	$4.8

For measurement purposes, a 9.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008.  The rate was assumed to decrease gradually to 4.75% for 2011 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total service and interest cost components	$0.1	$—
Effect on postretirement benefit obligation	$0.6	$(0.5)

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

The Company also maintains defined benefit plans in Germany, France, China, India and the United Kingdom for some of its subsidiaries.  The plans in Germany, China, India and France are unfunded plans.  For the Company’s operations in Italy and Thailand, there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination.  The Company records this obligation based on the mandated requirements.  The measure of the current obligation is not dependent on the employees’ future service and therefore is measured at current value.

The liability of the Company’s international plans as of December 31 was as follows:
	Pension Benefits
	2008	2007
Accumulated benefit obligation at end of year	$269.7	$328.0
Change in benefit obligation:
Benefit obligation at beginning of year	$339.4	$326.7
Service cost	7.5	7.6
Interest cost	17.8	15.7
Acquisitions	3.6	0.8
Actuarial (gain) loss	(28.0)	(20.0)
Benefits paid	(16.5)	(13.0)
Foreign exchange effect	(45.0)	21.6
Benefit obligation at end of year	278.8	339.4
Change in plan assets:
Fair value of plan assets at beginning of year	125.7	118.7
Actual return on plan assets	(19.4)	4.2
Employer contribution	17.7	13.2
Employee contribution	0.9	0.9
Acquisitions	-	-
Benefits paid	(16.5)	(13.0)
Foreign exchange effect	(29.6)	1.7
Fair value of plan assets at end of year	78.8	125.7
Funded status	$(200.0)	$(213.7)

Amounts recognized in the statement of financial position consist of:	2008	2007
Current liabilities	$8.6	$8.4
Non-current liabilities	191.4	205.3
Total liabilities	$200.0	$213.7

Amounts recognized in accumulated other comprehensive income consist of:
Actuarial net loss	$20.2	$29.8
Prior service cost	5.8	7.0
Total amounts recognized in accumulated other comprehensive income	$26.0	$36.8

	Pension Benefits
	2008	2007	2006
The range of assumptions as of December 31:
Discount rate	5.00% -9.50%	5.25% - 9.00%	4.00% - 5.25%
Expected return on plan assets	6.00%	6.50%	6.50%
Rate of compensation increase	2.00% -10.00%	2.00% - 10.00%	2.20% - 10.00%

	Pension Benefits
	2008	2007	2006
Components of net periodic cost:
Service cost	$7.5	$7.6	$6.4
Interest cost	17.8	15.7	13.0
Expected return on plan assets	(7.5)	(7.5)	(6.2)
Amortization of prior service cost	4.6	0.9	0.9
Employee contributions	(0.9)	(0.9)	(0.8)
Recognized actuarial loss	1.1	1.8	2.3
Net periodic cost	$22.6	$17.6	$15.6

	Pension Benefits
	2008	2007
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net loss (gain)	$2.5	$(15.4)
Amortization of actuarial losses	(1.1)	(1.8)
Amortization of prior service cost	(4.6)	(0.9)
Foreign exchange effect	(7.6)	2.1
Total recognized in other comprehensive income	$(10.8)	$(16.0)

Amounts expected to be recognized as components of net periodic cost for the year ending December 31, 2009:
Actuarial net loss	$1.0
Prior Service cost	1.0
Total amount expected to be recognized as components of net periodic cost for the year ending December 31, 2009	$2.0

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the international defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $278.8, $269.7 and $78.8, respectively, as of December 31, 2008, and $339.4, $328.0 and $125.7, respectively, as of December 31, 2007.

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

The asset allocation and target allocation for 2009 for the Company’s international defined benefit pension plans at December 31, 2008 and 2007 is as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
	2008	2007	2009
Equity Securities	39.2%	53.9%	30% - 60%
Fixed Income	57.5%	41.8%	35% - 65%
Real Estate	3.3%	4.3%	5%
Total	100.0%	100.0%

The Company plans to contribute approximately $14 to its foreign defined benefit pension plans in 2009. The Company’s estimated future benefit payments under its international defined benefit pension plans are as follows:

Year Ending December 31,
2009	$11.2
2010	$11.8
2011	$12.5
2012	$13.1
2013	$14.0
2014-2018	$84.3

Savings Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, contribute to certain of these plans. The Company’s Common Stock held in a rabbi trust pursuant to the Deferred Compensation Plan is treated in a manner similar to treasury stock.  The number of shares of the Company’s Common Stock held in the rabbi trust at December 31, 2008 and 2007 totaled 0.9 million and 1.1 million, respectively.

Charges recognized for the Deferred Compensation Plan and these other savings plans were $15.6, $13.4 and $9.5 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE S – STOCKHOLDERS’ EQUITY

On December 31, 2008, there were 107.1 million shares of Common Stock issued and 94.0 million shares of Common Stock outstanding. Of the 192.9 million unissued shares of Common Stock at that date, 3.5 million shares of Common Stock were reserved for issuance for the exercise of stock options and the vesting of restricted stock.

Common Stock in Treasury.  The Company values treasury stock on an average cost basis.  As of December 31, 2008, the Company held 13.1 million shares of Common Stock in treasury totaling $599.9, including 0.9 million shares held in a trust for the benefit of the Company’s Deferred Compensation Plan at a total of $18.0.  On December 15, 2006, the Company announced a share repurchase program, under which the Company may purchase up to $200 of the Company’s outstanding common shares through June 30, 2008.  In December 2007, this program was increased by an additional $500 for a total of $700 and extended through June 30, 2009.  In July 2008, the Board of Directors of the Company increased the share repurchase program by an additional $500, bringing the total amount that may be repurchased under the program to $1,200.  The expiration date for the program remains June 30, 2009.  Purchases may be made at the Company’s discretion from time to time in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit.  During the year ended December 31, 2008, the Company repurchased 7.4 million shares for $395.5 under this program. In total, the Company has purchased 9.7 million shares under this program for approximately $562 through December 31, 2008.

Preferred Stock.  The Company’s certificate of incorporation was amended in June 1998 to authorize 50.0 million shares of preferred stock, $0.01 par value per share.  As of December 31, 2008 and 2007, there were no shares of preferred stock outstanding.

Long-Term Incentive Plans.  In May 2000, the stockholders approved the Terex Corporation 2000 Incentive Plan (the “2000 Plan”).  The purpose of the 2000 Plan is to assist the Company in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors and employees of the Company and its subsidiaries and affiliates who will contribute to the Company’s success and to achieve long-term objectives which will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the Common Stock.  The 2000 Plan authorizes the granting of (i) options to purchase shares of Common Stock, (ii) stock appreciation rights, (iii) stock purchase awards, (iv) restricted stock awards and (v) performance awards.  In May 2002, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2000 Plan from 4.0 million shares to 7.0 million shares.  In May 2004, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2000 Plan from 7.0 million shares to 12.0 million shares.  The 2000 Plan has a term of ten years from the date of its adoption. As of December 31, 2008, 1.7 million shares were available for grant under the 2000 Plan.

In May 1996, the stockholders approved the 1996 Terex Corporation Long-Term Incentive Plan (the “1996 Plan”).  The 1996 Plan authorizes the granting, among other things, of (i) options to purchase shares of Common Stock, (ii) shares of Common Stock, including restricted stock, and (iii) cash bonus awards based upon a participant’s job performance.  In May 1999, the stockholders approved an increase in the aggregate number of shares of Common Stock (including restricted stock, if any) optioned or granted under the 1996 Plan to 4.0 million shares.  As of December 31, 2008, 23 thousand shares were available for grant under the 1996 Plan.

Effective January 1, 2006, the Company adopted SFAS No. 123R, using the modified prospective method.  SFAS No. 123R requires the recognition of all stock-based payments in the financial statements based on the fair value of the award on the grant date.  Under the modified prospective method, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption.  In November 2005, the FASB issued FSP No. SFAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP No. 123R-3”).  FSP No. 123R-3 provides an elective alternative transition method related to accounting for the tax effects of stock-based payments to employees, which is different from the transition method prescribed by SFAS No. 123R. The alternative method includes simplified methods to establish the beginning balance of additional paid-in capital related to the tax effects of employee stock-based compensation (the APIC pool), and to determine the subsequent impact on the APIC pool and the Company’s Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS No. 123R.  The Company elected to adopt the alternative transition method provided in FSP No. 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R.

Substantially all stock option grants under the 2000 Plan and the 1996 Plan vest over a four year period, with 25% of each grant vesting on each of the first four anniversary dates of the grant, and have a contractual life of ten years.

As of December 31, 2008, unrecognized compensation costs related to stock options totaled approximately $0.5, which will be expensed over a weighted average period of less than one year.

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

The fair value of the options granted during the years ended December 31, 2008, 2007 and 2006 was estimated at the date of grant using the Black-Scholes option valuation model with the assumptions included in the following tables:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Dividend yields	0.00%	0.00%	0.00%
Expected volatility	38.60%	39.29%	42.73 - 43.76%
Risk-free interest rates	3.23%	4.20%	4.36 - 4.91%
Expected life (in years)	5.3	5.3	5.3 - 5.7
Weighted average fair value at date of grant for options granted (per share)	$25.05	$27.24	$21.69

Total intrinsic value of options exercised	$11.3	$61.0	$60.4

The following table is a summary of stock options under all of the Company’s plans.

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,462,060	$17.41
Granted	10,348	$65.57
Exercised	(238,071)	$11.92
Canceled or expired	(23,302)	$34.00
Outstanding at December 31, 2008	1,211,035	$18.58	4.8	$5.7
Exercisable at December 31, 2008	1,140,311	$16.92	4.6	$5.7
Expected to vest at December 31, 2008	1,208,385	$18.52	4.8	$5.7

Under the 2000 Plan and the 1996 Plan, approximately 59% of all restricted stock awards vest over a four year period, with 25% of each grant vesting on each of the first four anniversary dates of the grant; and approximately 41% of all restricted stock awards vest over a three year period with 42% of these awards vesting on the first three anniversary dates and 58% vesting at the end of the three year period.  Approximately 18% of the outstanding restricted stock awards are subject to performance targets that may or may not be met and for which the performance period has not yet been completed.  The fair value of the restricted stock awards is based on the market price at date of grant except for 96 thousand shares of performance grants based on a market condition.  The Company used the Monte Carlo method to provide grant date fair value for the awards with a market condition determined to be $69.71 per share.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

Dividend yields	0.00%
Expected volatility	41.80%
Risk free interest rate	1.86%
Expected life (in years)	3

As of December 31, 2008, unrecognized compensation costs related to restricted stock totaled approximately $81.6, which will be expensed over a weighted average period of 2.0 years.  The weighted average fair value at date of grant for restricted stock awards was $64.19, $64.74 and $47.80 for the years ended December 31, 2008, 2007 and 2006, respectively.  The total fair value of shares vested for restricted stock awards was $56.6, $24.1 and $17.6 for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table is a summary of restricted stock awards under all of the Company’s plans:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	2,435,355	$52.15
Granted	1,135,679	$64.19
Vested	1,140,689	$49.61
Canceled or expired	(125,583)	$51.68
Nonvested at December 31, 2008	2,304,762	$59.51

Compensation expense recognized under all stock-based compensation arrangements was $61.0, $67.8 and $45.3 for the fiscal years ended December 31, 2008, 2007 and 2006, respectively.  The stock-based compensation expense was included in Selling, general and administrative expenses in the Consolidated Statements of Income.  The related tax benefit reflected in the provision was $19.6, $21.4 and $14.8 for the years ended December 31, 2008, 2007 and 2006, respectively.

Cash received from option exercises under all stock-based compensation arrangements and the excess tax benefit realized for the tax deductions from all stock-based compensation arrangements totaled $2.5 and $5.1, respectively.

The excess tax benefit for all stock-based compensation is included in the Consolidated Statement of Cash Flows as an operating cash outflow and a financing cash inflow.

Comprehensive Income (Loss).  The following table reflects the accumulated balances of other comprehensive income (loss).

	Pension Liability Adjustment	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2006	$(56.1)	$85.3	$(3.0)	$26.2
Current year change	5.6	137.7	4.0	147.3
Impact of SFAS No. 158 adoption	(18.3)	-	-	(18.3)
Balance at December 31, 2006	(68.8)	223.0	1.0	155.2
Current year change	10.5	96.9	(6.0)	101.4
Balance at December 31, 2007	(58.3)	319.9	(5.0)	256.6
Current year change	(10.7)	(332.2)	4.0	(338.9)
Balance at December 31, 2008	$(69.0)	$(12.3)	$(1.0)	$(82.3)

As of December 31, 2008, other accumulated comprehensive income for the pension liability adjustment and the derivative hedging adjustment are net of a tax benefit of $35.7 and a tax liability of $3.3, respectively.

NOTE T – LITIGATION AND CONTINGENCIES

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

As disclosed in the Company’s prior filings, the SEC has been conducting a private investigation with respect to the Company’s accounting.  The Company received a copy of a written order of this private investigation from the SEC on February 1, 2006, and has been cooperating with the SEC and furnishing the SEC staff with information needed to complete their investigation.  The Company has also received subpoenas and requests for information from the SEC and the U.S. Attorney’s office commencing on May 9, 2005 with respect to a matter entitled “In the Matter of United Rentals, Inc.”  The requested information generally relates to four transactions involving the Company and its subsidiaries, on the one hand, and United Rentals, Inc., on the other, in 2000 and 2001. The Company has been cooperating with the requests of the SEC and the U.S. Attorney in these matters.  The Company is in settlement discussions with the SEC.  The Company is not able to predict the outcome of the SEC’s investigation at this time, and such outcome could be material to its operating results.

The Company is involved in various other legal proceedings, including workers’ compensation liability and intellectual property litigation, which have arisen in the normal course of its operations. The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company’s outstanding letters of credit totaled $155.3 at December 31, 2008. The letters of credit generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

As of December 31, 2008 and 2007, the Company’s maximum exposure to such credit guarantees was $238.3 and $220.0, respectively, including total guarantees issued by Terex Demag GmbH, part of the Cranes segment, of $156.1 and $150.6, respectively, and Genie of $46.1 and $38.6, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Given current financial and economic conditions, there can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  The maximum exposure for residual value guarantees issued by the Company totaled $35.1 and $41.3 as of December 31, 2008 and 2007, respectively.  The Company is able to mitigate some of the risk associated with these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2008 and 2007, the Company’s maximum exposure pursuant to buyback guarantees was $145.7 and $132.6, including total guarantees issued by Genie of $140.4 and $124.4, respectively. The Company is able to mitigate some of the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

See Note A – “Basis of Presentation – Revenue Recognition,” for a discussion of revenue recognition on arrangements with buyback guarantees.

As of December 31, 2008 and 2007, the Company has recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Consolidated Balance Sheet of approximately $19, for the estimated fair value of all guarantees provided.

Given current economic conditions, there can be no assurance that our historical experience in used equipment markets will be indicative of future results.  Our ability to recover losses experienced from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

NOTE U – RELATED PARTY TRANSACTIONS

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

NOTE V – CONSOLIDATING FINANCIAL STATEMENTS

On November 25, 2003, the Company sold and issued $300 aggregate principal amount of the 7-3/8% Notes.  As of December 31, 2008, the 7-3/8% Notes were jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): Amida Industries, Inc., A.S.V., Inc., CMI Terex Corporation, Duvalpilot Equipment Outfitters, LLC, Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS National, Inc., Halco America Inc., Hydra Platforms Mfg. Inc., Koehring Cranes, Inc., Loegering Mfg. Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Powerscreen USC Inc., PPM Cranes, Inc., Schaeff Incorporated, Schaeff of North America, Inc., Spinnaker Insurance Company, Superior Highwall Holding, Inc., Superior Highwall Miners, Inc., Terex Advance Mixer, Inc., Terex Aerials, Inc., Terex Cranes, Inc., Terex Cranes Wilmington, Inc., Terex Financial Services, Inc., Terex Mexico, LLC, Terex Mining Equipment, Inc., Terex Utilities, Inc., Terex USA, LLC, Terex-RO Corporation and Terex-Telelect, Inc.  All of the guarantees are full and unconditional.  No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 7-3/8% Notes.

The following summarized condensed consolidating financial information for the Company segregates the financial information of Terex Corporation, the Wholly-owned Guarantors and the non-guarantor subsidiaries.  The results and financial position of businesses acquired are included from the dates of their respective acquisitions.

Terex Corporation consists of parent company operations.  Subsidiaries of the parent company are reported on the equity basis.  Wholly-owned Guarantors combine the operations of the Wholly-owned Guarantor subsidiaries.  Subsidiaries of Wholly-owned Guarantors that are not themselves guarantors are reported on the equity basis.  Non-guarantor subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the obligations of Terex Corporation under the 7-3/8% Notes.  Debt and goodwill allocated to subsidiaries are presented on a “push-down” accounting basis.  In 2007, the Company changed the methodology to allocate tax expense between Terex Corporation and the Wholly-owned Guarantors using the Company’s consolidated current year U.S. effective tax rate applied to Income from continuing operations before income taxes.  On June 25, 2008, Terex and certain of its domestic subsidiaries entered into a First Supplemental Indenture for the 7-3/8% Notes, joining other domestic subsidiaries of Terex as Wholly-owned Guarantors pursuant to the terms of the Indenture for the 7-3/8% Notes.  These additional subsidiaries are included in the current period financial statements as Wholly-owned Guarantors.  Prior period financial statements have been recast to include the additional subsidiaries as Wholly-owned Guarantors for all periods presented.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2008
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$679.5	$3,465.0	$7,051.5	$(1,306.4)	$9,889.6
Cost of goods sold	(606.9)	(2,808.7)	(5,852.7)	1,306.4	(7,961.9)
Gross profit	72.6	656.3	1,198.8	-	1,927.7
Selling, general & administrative expenses	(108.2)	(314.4)	(642.6)	-	(1,065.2)
Goodwill impairment	(4.1)	(349.4)	(106.4)	-	(459.9)
Income (loss) from operations	(39.7)	(7.5)	449.8	-	402.6
Interest income	4.1	0.6	17.7	-	22.4
Interest expense	(63.1)	(13.2)	(26.8)	-	(103.1)
Income from subsidiaries	191.5	-	-	(191.5)	-
Other income (expense) - net	(28.4)	27.7	(7.1)	-	(7.8)
Income from continuing operations before income taxes	64.4	7.6	433.6	(191.5)	314.1
(Provision for) benefit from income taxes	7.5	(81.4)	(168.3)	-	(242.2)
Net income	$71.9	$(73.8)	$265.3	$(191.5)	$71.9

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2007
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$798.6	$3,034.5	$6,258.5	$(953.9)	$9,137.7
Cost of goods sold	(695.3)	(2,310.2)	(5,204.1)	953.9	(7,255.7)
Gross profit	103.3	724.3	1,054.4	-	1,882.0
Selling, general & administrative expenses	(111.8)	(265.2)	(543.6)	-	(920.6)
Income (loss) from operations	(8.5)	459.1	510.8	-	961.4
Interest income	4.0	0.6	14.5	-	19.1
Interest expense	(16.4)	(18.3)	(31.1)	-	(65.8)
Loss on early extinguishment of debt	(12.5)	-	-	-	(12.5)
Income from subsidiaries	610.8	-	-	(610.8)	-
Other income (expense) - net	31.9	6.9	(21.7)	-	17.1
Income from continuing operations before income taxes	609.3	448.3	472.5	(610.8)	919.3
(Provision for) benefit from income taxes	4.6	(174.6)	(135.4)	-	(305.4)
Net income	$613.9	$273.7	$337.1	$(610.8)	$613.9

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2006
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$648.9	$3,022.1	$4,849.4	$(872.8)	$7,647.6
Cost of goods sold	(569.9)	(2,431.0)	(4,076.4)	872.8	(6,204.5)
Gross profit	79.0	591.1	773.0	-	1,443.1
Selling, general & administrative expenses	(99.8)	(222.7)	(411.1)	-	(733.6)
Income (loss) from operations	(20.8)	368.4	361.9	-	709.5
Interest income	7.5	0.2	7.8	-	15.5
Interest expense	(25.1)	(23.4)	(42.2)	-	(90.7)
Loss on early extinguishment of debt	(23.3)	-	-	-	(23.3)
Income from subsidiaries	553.4	-	-	(553.4)	-
Other income (expense) - net	26.6	5.0	(27.9)	-	3.7
Income from continuing operations before income taxes	518.3	350.2	299.6	(553.4)	614.7
(Provision for) benefit from income taxes	(110.7)	2.3	(109.8)	-	(218.2)
Income from continuing operations	407.6	352.5	189.8	(553.4)	396.5
Income from discontinued operations – net of tax	-	-	11.1	-	11.1
Loss on disposition of discontinued operations – net of tax	(7.7)	-	-	-	(7.7)
Net income	$399.9	$352.5	$200.9	$(553.4)	$399.9

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2008
(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$1.5	$5.8	$477.1	$-	$484.4
Trade receivables - net	53.5	274.4	639.6	-	967.5
Intercompany receivables	15.6	89.1	194.9	(299.6)	-
Inventories	265.7	495.2	1,473.9	-	2,234.8
Other current assets	150.1	19.6	184.5	-	354.2
Total current assets	486.4	884.1	2,970.0	(299.6)	4,040.9
Property, plant & equipment - net	59.9	147.7	273.9	-	481.5
Investment in and advances to (from) subsidiaries	2,412.6	(131.2)	(226.3)	(2,055.1)	-
Goodwill	4.5	214.6	237.9	-	457.0
Other assets	98.3	204.4	163.3	-	466.0

Total assets	$3,061.7	$1,319.6	$3,418.8	$(2,354.7)	$5,445.4

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$2.3	$9.5	$27.6	$-	$39.4
Trade accounts payable	91.1	207.6	685.2	-	983.9
Intercompany payables	45.5	14.1	240.0	(299.6)	-
Accruals and other current liabilities	150.4	126.0	524.9	-	801.3
Total current liabilities	289.3	357.2	1,477.7	(299.6)	1,824.6
Long-term debt, less current portion	938.3	150.6	307.5	-	1,396.4
Retirement plans and other long-term liabilities	112.4	76.4	313.9	-	502.7
Stockholders’ equity	1,721.7	735.4	1,319.7	(2,055.1)	1,721.7

Total liabilities and stockholders’ equity	$3,061.7	$1,319.6	$3,418.8	$(2,354.7)	$5,445.4

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2007
(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$573.2	$12.3	$686.9	$-	$1,272.4
Trade receivables - net	62.6	266.1	867.1	-	1,195.8
Intercompany receivables	113.5	55.9	187.1	(356.5)	-
Inventories	208.6	350.0	1,375.7	-	1,934.3
Other current assets	149.5	16.1	208.8	-	374.4
Total current assets	1,107.4	700.4	3,325.6	(356.5)	4,776.9
Property, plant & equipment - net	43.8	103.0	272.6	-	419.4
Investment in and advances to (from) subsidiaries	2,273.0	106.7	(848.3)	(1,531.4)	-
Goodwill	8.6	290.9	399.5	-	699.0
Other assets	52.1	139.8	229.1	-	421.0

Total assets	$3,484.9	$1,340.8	$3,378.5	$(1,887.9)	$6,316.3

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$2.0	$10.7	$19.8	$-	$32.5
Trade accounts payable	60.6	275.8	876.5	-	1,212.9
Intercompany payables	15.6	(135.5)	476.4	(356.5)	-
Accruals and other current liabilities	115.4	158.8	655.7	-	929.9
Total current liabilities	193.6	309.8	2,028.4	(356.5)	2,175.3
Long-term debt, less current portion	853.3	154.9	311.3	-	1,319.5
Retirement plans and other long-term liabilities	94.8	66.9	316.6	-	478.3
Stockholders’ equity	2,343.2	809.2	722.2	(1,531.4)	2,343.2

Total liabilities and stockholders’ equity	$3,484.9	$1,340.8	$3,378.5	$(1,887.9)	$6,316.3

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2008
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(198.3)	$497.5	$(115.5)	$-	$183.7
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	-	(481.5)	-	-	(481.5)
Capital expenditures	(24.2)	(35.5)	(61.1)	-	(120.8)
Investments in and advances to affiliates	-	-	-	-	-
Proceeds from sale of assets	1.9	18.7	2.4	-	23.0
Net cash used in investing activities	(22.3)	(498.3)	(58.7)	-	(579.3)
Cash flows from financing activities
Excess tax benefit from stock-based compensation	8.9	-	-	-	8.9
Proceeds from stock options exercised	2.5	-	-	-	2.5
Net borrowings (repayments) under revolving line of credit agreement	33.0	(5.3)	9.0	-	36.7
Share repurchases	(395.5)	-	-	-	(395.5)
Other – net	-	(0.3)	(1.5)	-	(1.8)
Net cash provided by (used in) financing activities	(351.1)	(5.6)	7.5	-	(349.2)
Effect of exchange rate changes on cash and cash equivalents	-	(0.1)	(43.1)	-	(43.2)
Net decrease in cash and cash equivalents	(571.7)	(6.5)	(209.8)	-	(788.0)
Cash and cash equivalents, beginning of period	573.2	12.3	686.9	-	1,272.4
Cash and cash equivalents, end of period	$1.5	$5.8	$477.1	$-	$484.4

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2007
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(132.6)	$228.9	$265.1	$-	$361.4
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	-	(143.2)	(11.2)	-	(154.4)
Capital expenditures	(22.4)	(31.9)	(57.2)	-	(111.5)
Investments in and advances to affiliates	-	-	(0.9)	-	(0.9)
Proceeds from sale of assets	(0.2)	6.8	8.7	-	15.3
Net cash used in investing activities	(22.6)	(168.3)	(60.6)	-	(251.5)
Cash flows from financing activities
Principal repayments of long-term debt	(86.0)	(52.0)	(62.0)		(200.0)
Proceeds from issuance of long-term debt	800.0	-	-	-	800.0
Payment of debt issuance costs	(10.7)	-	-	-	(10.7)
Excess tax benefit from stock-based compensation	22.9	-	-	-	22.9
Proceeds from stock options exercised	10.4	-	-	-	10.4
Net borrowings (repayments) under revolving line of credit agreement	2.0	(1.0)	(30.0)	-	(29.0)
Share repurchases	(166.6)	-	-	-	(166.6)
Other – net	-	(0.1)	4.2	-	4.1
Net cash provided by (used in) financing activities	572.0	(53.1)	(87.8)	-	431.1
Effect of exchange rate changes on cash and cash equivalents	-	-	54.7	-	54.7
Net increase in cash and cash equivalents	416.8	7.5	171.4	-	595.7
Cash and cash equivalents, beginning of period	156.4	4.8	515.5	-	676.7
Cash and cash equivalents, end of period	$573.2	$12.3	$686.9	$-	$1,272.4

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2006
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by operating activities	$77.0	$115.8	$299.5	$-	$492.3
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	-	(6.6)	(26.6)	-	(33.2)
Capital expenditures	(14.6)	(23.2)	(41.1)	-	(78.9)
Investments in and advances to affiliates	-	-	(7.1)	-	(7.1)
Proceeds from disposition of discontinued operations – net of cash divested	-	-	55.2	-	55.2
Proceeds from sale of assets	-	-	12.1	-	12.1
Net cash used in investing activities	(14.6)	(29.8)	(7.5)	-	(51.9)
Cash flows from financing activities
Principal repayments of long-term debt	(129.0)	(78.0)	(93.0)	-	(300.0)
Payment of debt issuance costs	(7.9)	-	-	-	(7.9)
Excess tax benefit from stock-based compensation	16.9	-	-	-	16.9
Proceeds from stock options exercised	15.3	-	-	-	15.3
Net borrowings (repayments) under revolving line of credit agreement	(30.2)	(5.5)	(37.7)	-	(73.4)
Other - net	-	(0.3)	(3.3)	-	(3.6)
Net cash provided by (used in) financing activities	(134.9)	(83.8)	(134.0)	-	(352.7)
Effect of exchange rate changes on cash and cash equivalents	-	-	35.4	-	35.4
Net (decrease) increase in cash and cash equivalent	(72.5)	2.2	193.4	-	123.1
Cash and cash equivalents, beginning of period	228.9	2.6	322.1	-	553.6
Cash and cash equivalents, end of period	$156.4	$4.8	$515.5	$-	$676.7

TEREX CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Amounts in millions)

		Additions
	Balance Beginning of Year	Charges to Earnings	Other (1)	Deductions (2)	Balance End of Year
Year ended December 31, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$62.5	$19.9	$(5.7)	$(13.9)	$62.8
Reserve for inventory	105.5	44.2	(10.4)	(18.3)	121.0
Valuation allowances for deferred tax assets	56.5	10.0	(0.6)	—	65.9
Totals	$224.5	$74.1	$(16.7)	$(32.2)	$249.7

Year ended December 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$60.3	$18.4	$3.4	$(19.6)	$62.5
Reserve for inventory	97.9	28.9	4.1	(25.4)	105.5
Valuation allowances for deferred tax assets	58.7	1.7	1.4	(5.3)	56.5
Totals	$216.9	$49.0	$8.9	$(50.3)	$224.5

Year ended December 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$48.7	$16.0	$5.0	$(9.4)	$60.3
Reserve for inventory	79.9	37.1	9.9	(29.0)	97.9
Valuation allowances for deferred tax assets	112.3	1.2	(54.8)	—	58.7
Totals	$240.9	$54.3	$(39.9)	$(38.4)	$216.9
(1)	Primarily represents the impact of foreign currency exchange, release of valuation allowance initially recorded in goodwill in 2006, and the disposition of Tatra in 2006.
(2)	Primarily represents the utilization of established reserves, net of recoveries.