Form 10-Q
period 2009-03-31
TEREX CORP
filed 2009-04-30
CIK 97216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________________________________

F O R M 10 – Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically filed and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐	NO ☐

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

Number of outstanding shares of common stock: 95.3 million as of April 29, 2009.

The Exhibit Index begins on page 49.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of March 31, 2009 unless specifically noted otherwise, and includes financial information with respect to the subsidiaries of the Company listed below (all of which are wholly-owned) which were guarantors on March 31, 2009 (the “Guarantors”) of the Company’s 7-3/8% Senior Subordinated Notes due 2014. See Note P – “Consolidating Financial Statements” to the Company’s March 31, 2009 Condensed Consolidated Financial Statements included in this Quarterly Report. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

Guarantor Information

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

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(unaudited)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2009	2008

Net sales	$1,302.6	$2,362.7
Cost of goods sold	(1,158.1)	(1,848.7)
Gross profit	144.5	514.0
Selling, general and administrative expenses	(217.0)	(257.7)
(Loss) income from operations	(72.5)	256.3
Other income (expense)
Interest income	1.2	9.1
Interest expense	(23.5)	(25.5)
Other (expense) income – net	(3.7)	7.6
(Loss) income before income taxes	(98.5)	247.5
Benefit from (provision for) income taxes	24.0	(83.2)
Net (loss) income	(74.5)	164.3
Less: Net income attributable to non-controlling interest	(0.4)	(1.0)
Net (loss) income attributable to Terex Corporation	$(74.9)	$163.3
(Loss) Earnings Per Share Attributable to Terex Corporation Common Stockholders:
Basic	$(0.79)	$1.62

Diluted	$(0.79)	$1.59

Weighted average number of shares outstanding in per share calculation
Basic	94.8	101.1
Diluted	94.8	103.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

(in millions, except par value)

March 31, 2009		December 31, 2008
Assets
Current assets
Cash and cash equivalents	$344.3	$484.4
Trade receivables (net of allowance of $60.7 and $62.8 at March 31, 2009 and December 31, 2008, respectively)	701.8	967.5
Inventories	2,151.9	2,234.8
Deferred taxes	140.8	139.0
Other current assets	184.4	215.2
Total current assets	3,523.2	4,040.9
Long-term assets
Property, plant and equipment - net	475.6	481.5
Goodwill	451.1	457.0
Deferred taxes	93.7	84.5
Other assets	377.2	381.5
Total assets	$4,920.8	$5,445.4
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$37.6	$39.4
Trade accounts payable	647.5	983.9
Accrued compensation and benefits	156.2	169.3
Accrued warranties and product liability	138.0	149.3
Customer advances	103.4	119.3
Other current liabilities	344.0	363.4
Total current liabilities	1,426.7	1,824.6
Non-current liabilities
Long-term debt, less current portion	1,445.2	1,396.4
Retirement plans and other	459.4	480.5
Total liabilities	3,331.3	3,701.5
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 107.5 and 107.1 shares at March 31, 2009 and December 31, 2008, respectively	1.1	1.1
Additional paid-in capital	1,042.4	1,046.2
Retained earnings	1,281.8	1,356.6
Accumulated other comprehensive loss	(156.7)	(82.3)
Less: Cost of shares of common stock in treasury – 13.1 shares at March 31, 2009 and December 31, 2008	(598.8)	(599.9)
Total Terex Corporation stockholders’ equity	1,569.8	1,721.7
Noncontrolling interest	19.7	22.2
Total equity	1,589.5	1,743.9
Total liabilities and equity	$4,920.8	$5,445.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended March 31,
	2009	2008
Operating Activities
Net (loss) income	$(74.5)	$164.3
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation	19.3	17.2
Amortization	5.3	5.2
Deferred taxes	(21.5)	23.2
Gain on sale of assets	(0.3)	(0.8)
Stock-based compensation expense	9.2	17.0
Excess tax benefit from stock-based compensation	-	(6.0)
Changes in operating assets and liabilities (net of effects of acquisitions):
Trade receivables	243.4	(133.8)
Inventories	26.1	(289.4)
Trade accounts payable	(309.6)	112.3
Accrued compensation and benefits	(14.6)	(28.4)
Income taxes payable	(18.7)	46.5
Accrued warranties and product liability	(11.7)	(0.7)
Customer advances	(12.8)	(48.1)
Other, net	21.2	(68.9)
Net cash used in operating activities	(139.2)	(190.4)
Investing Activities
Acquisition of businesses, net of cash acquired	-	(439.1)
Capital expenditures	(20.7)	(24.8)
Proceeds from sale of assets	0.5	2.0
Net cash used in investing activities	(20.2)	(461.9)
Financing Activities
Payment of debt issuance costs	(3.0)	-
Excess tax benefit from stock-based compensation	-	6.0
Proceeds from stock options exercised	-	0.7
Net borrowings (repayments) under revolving line of credit agreements	45.3	(6.6)
Share repurchases	-	(44.4)
Acquisition of noncontrolling interest	(1.7)	-
Other, net	(0.4)	(0.6)
Net cash provided by (used in) financing activities	40.2	(44.9)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(20.9)	29.0
Net Decrease in Cash and Cash Equivalents	(140.1)	(668.2)
Cash and Cash Equivalents at Beginning of Period	484.4	1,272.4
Cash and Cash Equivalents at End of Period	$344.3	$604.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

(currency amounts in millions, unless otherwise noted, except per share amounts)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2008 has been derived from the audited Consolidated Balance Sheet as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

Cash and cash equivalents at March 31, 2009 and December 31, 2008 include $5.7 and $6.7, respectively, which was not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to current period presentation, including the segment realignment discussion in Note B – “Business Segment Information.” In connection with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”), amounts reported in prior year periods have been retroactively adjusted to conform with the presentation requirements of SFAS No. 160 discussed below in “Recent Accounting Pronouncements.”

Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model.  In February 2008, the FASB issued FASB Staff Positions (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP No. FAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. FAS 157-2 delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of 2009.  Effective January 1, 2009, the provisions of SFAS No. 157 were applied to nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 did not have a significant impact on the determination or reporting of the Company’s financial results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141R retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141R changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. In April 2009, the FASB issued FSP No. FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP No. FAS 141R-1”), which clarifies the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141R-1 carries forward the requirements in SFAS No. 141 for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. If the acquisition date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies.” SFAS No. 141R and FSP No. FAS 141R-1 were effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, which, for the Company, was January 1, 2009. Adoption of SFAS No. 141R and FSP No. FAS 141R-1 did not have a material impact on the determination or reporting of the Company’s financial results. However, the future effects of SFAS No. 141R and FSP No. FAS 141R-1 will depend on any future acquisitions completed by the Company.

In December 2007, the FASB issued SFAS No. 160. This statement was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which, for the Company, was January 1, 2009. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. It also amends certain Accounting Research Bulletin No. 51,

“Consolidated Financial Statements” consolidation procedures for consistency with the requirements of SFAS No. 141R. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Adoption of SFAS No. 160 did not have a material impact on the determination or reporting of the Company’s financial results.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). This statement was effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, which, for the Company, was January 1, 2009. SFAS No. 161 is intended to improve financial reporting by requiring transparency about the nature, purpose, location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. Adoption of SFAS No. 161 did not have a material impact on the determination or reporting of the Company’s financial results. See Note I – “Derivative Financial Instruments.”

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”).  FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP No. FAS 142-3 was effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008, which, for the Company, was January 1, 2009.   The Company has evaluated the new statement and has determined that it did not have a significant impact on the determination or reporting of its financial results.

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

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”).  EITF 08-6 applies to all investments accounted for under the equity method.  It states that an entity shall measure its equity investment initially at cost.  Contingent consideration should only be included in the initial measurement of the equity method investment if it is required to be recognized by specific authoritative guidance other than SFAS No. 141R.  However, if any equity method investment agreement involves a contingent consideration arrangement in which the fair value of the investor’s share of the investee’s net assets exceeds the investor’s initial cost, a liability should be recognized.  An equity method investor is required to recognize other-than-temporary impairments of an equity method investment and shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment.  Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years and shall be applied prospectively.  Adoption of EITF 08-6 did not have a material impact on the determination or reporting of the Company’s financial results.

In December 2008, the FASB issued FSP No. FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”(“FSP No. FAS 132R-1”). FSP No. FAS 132R-1 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP No. FAS 132R-1 requires additional disclosure on benefit plan investment allocation decision making process, the fair value of each major category of plan assets, the valuation techniques used to measure fair value of the plan assets and any significant concentrations of risk within plan assets. This FSP is effective for fiscal years ending after December 15, 2009, with early application permitted. The Company does not expect that FSP No. FAS 132R-1 will have a significant impact on the determination or reporting of its financial results.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No.

FAS 157-4”). FSP No. FAS 157-4 amends SFAS No. 157 and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. The scope of FSP No. FAS 157-4 does not include assets and liabilities measured under level 1 inputs.  FSP No. FAS 157-4 shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating this FSP but does not expect that it will have a significant impact on the determination or reporting of its financial results.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP No. FAS 107-1 and APB 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date, fair values for these assets and liabilities have only been disclosed once a year. FSP No. FAS 107-1 and APB 28-1 will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This FSP is effective for interim and annual periods ending after June 15, 2009, with early application permitted for periods ending after March 15, 2009. The Company does not expect that FSP No. FAS 107-1 and APB 28-1 will have a significant impact on the determination or reporting of its financial results.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical customer review. The Company reviews its allowance for doubtful accounts at least quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines that the receivable will not be recovered. Given current economic conditions, there can be no assurance that the Company’s historical accounts receivable collection experience will be indicative of future results. The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note N - “Litigation and Contingencies.” Substantially all receivables were trade receivables at March 31, 2009 and December 31, 2008.

Accrued Warranties. The Company records accruals for potential warranty claims based on its claim experience. The Company’s products are typically sold with a standard warranty covering defects that arise during a fixed period. Each business provides a warranty specific to the products it offers. The specific warranty offered by a business is a function of customer expectations and competitive forces. Length of warranty is generally a fixed period of time, a fixed number of operating hours, or both.

A liability for estimated warranty claims is accrued at the time of sale. The non-current portion of the warranty accrual is included in Retirement plans and other in the Company’s Condensed Consolidated Balance Sheet. The liability is established using historical warranty claim experience for each product sold. Historical claim experience may be adjusted for known design improvements or for the impact of unusual product quality issues. Warranty reserves are reviewed quarterly to ensure critical assumptions are updated for known events that may affect the potential warranty liability.

The following table summarizes the changes in the consolidated product warranty liability:

Three Months Ended March 31, 2009
Balance at beginning of period	$168.4
Accruals for warranties issued during the period	31.9
Changes in estimates	(0.2)
Settlements during the period	(44.0)
Foreign exchange effect/other	(5.0)
Balance at end of period	$151.1

NOTE B – BUSINESS SEGMENT INFORMATION

Terex is a diversified global manufacturer of capital equipment with a mission to deliver value-added offerings that meet or exceed the Company’s customers’ current and future needs.  Terex manufactures a broad range of equipment for use in the construction, infrastructure, quarrying, recycling, mining, shipping, transportation, refining, utility and maintenance industries. The Company operates in four reportable segments: (i) Terex Aerial Work Platforms; (ii) Terex Construction; (iii) Terex Cranes; and (iv) Terex Materials Processing & Mining.

The Aerial Work Platforms segment designs, manufactures, markets and refurbishes aerial work platform equipment, telehandlers, power equipment, construction trailers and utility equipment. Construction, building maintenance, government and utility customers use these products to build and/or maintain large physical assets and structures, construct and maintain utility lines, trim trees and for other commercial operations. Additionally, the Company owns much of the North American distribution channel for its utility products group and operates a fleet of rental utility products in the United States and Canada.

The Construction segment designs, manufactures and markets heavy and compact construction equipment, asphalt and concrete equipment, landfill compactors and bridge inspection equipment. Construction, logging, mining, industrial and government customers use these products in construction and infrastructure projects, in coal, minerals, sand and gravel operations and to build roads. The Company acquired A.S.V., Inc. (“ASV”) on February 26, 2008. The results of ASV are included in the Construction segment from its date of acquisition.

The Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck-mounted cranes (boom trucks and loading cranes) and telescopic container stackers. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities.

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

On January 1, 2009, the Company realigned certain operations in an effort to capture market synergies and streamline its cost structure. The Roadbuilding businesses, formerly part of the Company’s Roadbuilding, Utility Products and Other segment, are now consolidated within the Construction segment. The Utility Products businesses, formerly part of the Roadbuilding, Utility Products and Other segment, are now consolidated within the Aerial Work Platforms segment. Additionally, the Company’s truck-mounted articulated hydraulic crane line of business produced in Delmenhorst and Vechta, Germany, formerly part of the Construction segment, is now consolidated within the Cranes segment. Certain other businesses that were included in the Roadbuilding, Utility Products and Other segment are now reported in Corporate and Other, which includes eliminations among the Company’s segments, as well as general and corporate items that have not been allocated to business segments for the three months ended March 31, 2009 and 2008. Business segment information is presented below, and prior period amounts have been retrospectively adjusted to conform to this presentation:

	Three Months Ended March 31,
	2009	2008
Net Sales
Aerial Work Platforms	$228.5	$664.7
Construction	261.7	500.6
Cranes	461.4	648.9
Materials Processing & Mining	373.1	564.3
Corporate and Other	(22.1)	(15.8)
Total	$1,302.6	$2,362.7

(Loss) Income from Operations
Aerial Work Platforms	$(41.0)	$108.7
Construction	(83.6)	4.5
Cranes	25.4	83.6
Materials Processing & Mining	35.7	68.7
Corporate and Other	(9.0)	(9.2)
Total	$(72.5)	$256.3

	March 31, 2009	December 31, 2008
Identifiable Assets
Aerial Work Platforms	$804.4	$889.5
Construction	1,360.1	1,480.7
Cranes	1,624.2	1,769.2
Materials Processing & Mining	2,081.2	2,204.6
Corporate and Other	(949.1)	(898.6)
Total	$4,920.8	$5,445.4

NOTE C – INCOME TAXES

The effective tax rate for the three months ended March 31, 2009 was 24.4%, as compared to an effective tax rate of 33.6% for the three months ended March 31, 2008. The lower tax rate for the three months ended March 31, 2009 was primarily due to the impact of losses incurred in jurisdictions in which the Company does not recognize a tax benefit due to a lack of evidence supporting sufficient future taxable income, adjustments for estimates and settlements of certain income tax audit exposures, and decreased earnings for such period. As earnings decrease, the items that affect income tax expense have a more significant impact on the effective tax rate.  When the results are losses instead of profits, the affect of items on the effective tax rate have an opposite impact.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Germany, the United Kingdom and the U.S. Certain subsidiaries of the Company are currently under audit in Germany and the United Kingdom. It is reasonably possible that these audits may be completed during the next 12 months. While the amount of uncertain tax benefits with respect to these audits may change within this period, it is not anticipated that any of the changes will be significant. With few exceptions, including net operating loss carry forwards in the U.S. and Australia, the Company and its subsidiaries are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 1999.

NOTE D – EARNINGS PER SHARE

	Three Months Ended March 31, (in millions, except per share data)
	2009	2008

Net (loss) income attributable to Terex Corporation common stockholders	$(74.9)	$163.3

Basic Shares:
Weighted average shares outstanding	94.8	101.1

(Loss) earnings per share – basic:	$(0.79)	$1.62

Diluted shares:
Weighted average shares outstanding	94.8	101.1
Effect of dilutive securities:
Stock options and restricted stock awards	-	1.9

Diluted weighted average shares outstanding	94.8	103.0

(Loss) earnings per share – diluted:	$(0.79)	$1.59

Weighted average options to purchase 775 thousand and 16 thousand shares of Common Stock were outstanding during the three months ended March 31, 2009 and 2008, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive. Weighted average restricted stock awards of 1,612 thousand and 562 thousand were outstanding during the three months ended March 31, 2009 and 2008, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive.  SFAS No. 128, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

NOTE E – INVENTORIES

Inventories consist of the following:

	March 31, 2009	December 31, 2008
Finished equipment	$682.7	$673.8
Replacement parts	410.1	395.3
Work-in-process	437.3	435.2
Raw materials and supplies	621.8	730.5
Inventories	$2,151.9	$2,234.8

Reserves for lower of cost or market value, excess and obsolete inventory were $128.3 and $121.0 at March 31, 2009 and December 31, 2008, respectively.

NOTE F – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following:

	March 31, 2009	December 31, 2008
Property	$52.6	$54.3
Plant	209.7	211.8
Equipment	526.7	522.6
	789.0	788.7
Less: Accumulated depreciation	(313.4)	(307.2)
Property, plant and equipment – net	$475.6	$481.5

NOTE G – ACQUISITIONS

On April 1, 2009, the Company announced that it had entered into a term sheet to acquire the port equipment businesses of Fantuzzi Industries S.a.r.l. and Noell Crane (collectively, “Fantuzzi”) for total consideration of approximately €175. Fantuzzi designs, manufactures and services port equipment, with factories in Italy, Germany and China, as well as sales and service branches around the world. Term sheets have also been agreed to with the existing financial creditors to the Fantuzzi group for long-term financing to provide substantially all of the funds necessary to complete the transaction. The term sheets are non-binding and it is the intention of the parties to work to enter into agreements and complete the transaction during the second quarter of 2009.

Terex initially announced the acquisition of Fantuzzi in August 2008 for total consideration of approximately €215 and subsequently announced in December 2008 that it was terminating the acquisition due to the existence of a material adverse change in the Fantuzzi business. After the termination, Fantuzzi disputed the Company’s determination and initiated arbitration proceedings against Terex in Italy. However, the parties, together with the lenders to Fantuzzi, continued to engage in discussions to resolve the matter.

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

The aggregate purchase price for ASV was approximately $457, net of cash acquired. The Company issued 24 thousand restricted shares of the Company’s Common Stock valued at $1.7, of which $0.8 was allocated to the purchase price and the remaining $0.9 will be recorded as an expense of the Company over the remaining service period. On the date of acquisition, ASV had approximately $47 in cash.

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

The Company also completed smaller acquisitions during 2008 in the Aerial Work Platforms and Construction segments that, taken together, had an aggregate purchase price of less than $30. These acquisitions did not have a material impact on the Company’s financial results either individually or in the aggregate.

NOTE H – GOODWILL

An analysis of changes in the Company’s goodwill by business segment is as follows:

	Aerial Work Platforms	Construction	Cranes	Materials Processing & Mining	Total
Balance at December 31, 2008	$107.6	$-	$114.7	$234.7	$457.0
Acquisitions	-	-	-	-	-
Foreign exchange effect and other	(0.7)	-	(2.8)	(2.4)	(5.9)

Balance at March 31, 2009	$106.9	$-	$111.9	$232.3	$451.1

Due to a number of factors, including the Company’s realignment of certain operations within reporting units, continued weakness in the macroeconomic environment and a decline in forecasted business performance used in the annual goodwill impairment test as of October 1, 2008, the Company performed an interim goodwill impairment test as of March 31, 2009. As part of the Company’s impairment analysis for its reporting units, management determined the fair value of each of its reporting units based on estimates of their respective future cash flows.  These estimates that are used to derive expected cash flow include assumptions regarding future sales levels, the impact of cost reduction programs, and the level of working capital needed to support a given business. The Company relies on data developed by business segment management as well as macroeconomic data in making these calculations. The discounted cash flow model also includes a determination of the Company’s weighted average cost of capital. The cost of capital is based on assumptions about interest rates as well as a risk-adjusted rate of return required by the Company’s equity investors.

The fair value of certain reporting units reflected reductions in the estimated future cash flows of the reporting units based on lower expectations for growth and profitability resulting primarily from the downturn in the economy.   While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible that a material change could occur.  If the actual results are not consistent with the estimates and assumptions used to calculate the fair value of this reporting unit, then a material impairment of goodwill could result.

Although the interim impairment testing performed in the first quarter of 2009 resulted in the fair value of the reporting units exceeding their carrying value thereby indicating no impairment, the Company’s market capitalization has been significantly impacted by the extreme volatility in the U.S. equity and credit markets and has traded below the book value of its stockholders’ equity.  In a volatile market, the observed market prices of individual trades of a company’s shares (and consequently the market capitalization calculated) may not be representative of the fair value of the company as a whole.  Management believes the recent decline in the Company’s market capitalization may not be representative of the fair value of the Company as a whole due to the current economic downturn.

Due to the ongoing uncertainty in market conditions, which may negatively impact the performance of the Company’s reporting units, the Company will continue to monitor the estimated fair value of its reporting units for purposes of determining whether an impairment is evidenced.

NOTE I – DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into two types of derivatives: hedges of fair value exposures and hedges of cash flow exposures. Fair value exposures relate to recognized assets or liabilities and firm commitments, while cash flow exposures relate to the variability of future cash flows associated with recognized assets or liabilities or forecasted transactions.

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and uses certain financial instruments to manage its foreign currency, interest rate and fair value exposures. To qualify a derivative as a hedge at inception and throughout the hedge period, the Company formally documents the nature and relationships between hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it is deemed probable that the forecasted transaction will not occur, then the gain or loss would be recognized in current earnings. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Company does not engage in trading or other speculative use of financial instruments.

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

In November 2007, the Company entered into an interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment. At March 31, 2009, the Company had $400.0 notional amount of this interest rate swap agreement outstanding, which matures in 2017. The fair market value of this swap at March 31, 2009 was a gain of $59.8, which is recorded in Other assets and as an adjustment to the carrying value of the hedged debt.

The Company had entered into a prior interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment. At December 31, 2006, the Company had $200.0 notional amount of this interest rate swap agreement outstanding, which matured in 2014. To maintain an appropriate balance between floating and fixed rate obligations on its mix of indebtedness, the Company exited this interest rate swap agreement on January 15, 2007 and paid $5.4. This loss is recorded as an adjustment to the carrying value of the hedged debt and will be amortized through the original debt maturity date of 2014. The net adjustment to the carrying value of the hedged debt for the two interest swap agreements is a gain of $56.1.

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates. At March 31, 2009, the Company had $866.6 notional amount of currency exchange forward contracts outstanding, most of which mature on or before March 31, 2010. The fair market value of these contracts at March 31, 2009 was a net loss of $12.3. At March 31, 2009, $595.5 notional amount ($7.1 of fair value losses) of these swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified transactions. During 2009 and 2008, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income (loss), and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments under SFAS No. 133 that are reported in the Condensed Consolidated Balance Sheet as of March 31, 2009:

Asset Derivatives	Balance Sheet Location	Fair Value

Foreign exchange contracts	Other current assets	$36.2
Interest rate contract	Other assets	59.8
Total asset derivatives		$96.0

Liability Derivatives

Foreign exchange contracts	Other current liabilities	$48.5
Interest rate contract	Long-term debt, less current portion	56.1
Total liability derivatives		$104.6

Total Derivatives		$(8.6)

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

The following tables provide the effect of derivative instruments on the Condensed Consolidated Statement of Income and Accumulated Other Comprehensive Income (Loss) (“OCI”) for the three months ended March 31, 2009:

Gain or (Loss) Recognized on Derivatives in Income
Fair Value Derivatives	Location	Amount
Interest rate contract	Interest expense	$3.5

Gain or (Loss) Recognized on Derivatives in OCI
Cash flow Derivatives	Amount
Foreign exchange contracts	$6.4

Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective)
Location	Amount
Cost of goods sold	$4.7
Other income (expense)	(1.7)
Total	$3.0

Gain or (Loss) Recognized on Derivatives (Ineffective) in Income
Location	Amount
Other income (expense)	$1.5

Unrealized net gains (losses), net of tax, included in Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$(1.0)	$(5.0)
Additional gains (losses)	(3.7)	(1.4)
Amounts reclassified to earnings	(1.7)	1.1
Balance at end of period	$(6.4)	$(5.3)

The estimated amount of existing pre-tax net losses for derivative contracts recorded in Accumulated other comprehensive income (loss) as of March 31, 2009 that are expected to be reclassified into earnings in the next twelve months is $6.4.

NOTE J – FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis under the provisions of SFAS No. 157 include interest rate swap and foreign currency forward contracts discussed in Note I - “Derivative Financial Instruments.” These contracts are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. These approaches often use market multiples derived from a set of comparables. SFAS No. 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Determining which category an asset or liability falls within this hierarchy requires judgment. The Company evaluates its hierarchy disclosures each quarter. As discussed in Note I - “Derivative Financial Instruments,” the Company has two types of derivative instruments that it records at fair value on a recurring basis, the interest rate swap and foreign exchange contracts. The interest rate swap is categorized under Level 2 of the hierarchy above and is recorded at March 31, 2009 as an asset of $59.8. The foreign exchange contracts are categorized under Level 1 of the hierarchy above and are recorded at March 31, 2009 as a net liability of $7.1. The fair value of the interest rate swap agreement is based on LIBOR yield curves at the reporting date. The fair values of the foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date.

NOTE K – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to ensure that it is appropriately positioned to respond to changing market conditions. Given recent economic trends, in 2008 and continuing in the first quarter of 2009, the Company initiated certain restructuring programs across all segments to better utilize its workforce to match the decreased demand for its products. These restructuring activities reduced the number of team members at all levels and caused the Company to incur costs for employee termination benefits related to the team member reductions. For the three months ended March 31, 2009, the costs incurred equal the expected costs for these programs. The existing reserve balance as of March 31, 2009 is expected to be paid primarily in the second quarter of 2009. The following table provides a roll forward of the restructuring reserve by segment and the line items in the Condensed Consolidated Statement of Income, Cost of good sold (“COGS”) or Selling, general and administrative expense (“SG&A”) in which these activities were recorded:

Number of headcount reductions (1)		Restructuring reserve at December 31, 2008	Restructuring charges		Cash expenditures	Restructuring reserve at March 31, 2009
			COGS	SG&A
Aerial Work Platforms	456	$4.0	$3.3	$0.7	$(3.1)	$4.9
Construction	164	4.7	15.1	7.5	(2.4)	24.9
Cranes	151	0.1	—	0.3	(0.1)	0.3
Materials Processing & Mining	92	—	0.7	0.1	(0.4)	0.4
Corporate and Other	2	—	—	1.4	—	1.4
Total	865	$8.8	$19.1	$10.0	$(6.0)	$31.9

(1)	Headcount data not in millions

During the second quarter of 2009, the Company initiated additional restructuring activities related to certain of its businesses, which will result in additional charges. These activities include the rationalization of certain facilities and additional planned headcount reductions.

NOTE L – LONG-TERM OBLIGATIONS

The Company’s main sources of funding are cash generated from operations, loans under the 2006 Credit Agreement (as defined below) and funds raised in capital markets. The Company believes that cash generated from its operations, together with access to the 2006 Credit Agreement and cash on hand, provide adequate liquidity to meet its operating and debt service requirements. The Company had cash and cash equivalents of $344.3 at March 31, 2009. In addition, the Company had $555.0 available for borrowing under the 2006 Credit Agreement at March 31, 2009. The Company has no significant debt maturities until 2012; however, the Company has increased its focus on internal cash flow generation in a time when access to external capital markets is less certain. The Company’s actions include reducing costs and working capital and suspending its share repurchase program in an effort to maintain liquidity in view of current conditions in the economy and credit markets. The Company believes these measures, in conjunction with its actions to delay certain capital spending projects, will provide it with sufficient liquidity to execute its key business plans and comply with its financial covenants under the 2006 Credit Agreement. However, if the Company were unable to comply with these covenants, there would be a default under the 2006 Credit Agreement and, if such default was not waived by its lenders, this could result in acceleration of the amounts owed under the 2006 Credit Agreement. In such event, the Company would have to repay or refinance such debt. At March 31, 2009, the Company had sufficient cash to pay such debt; however, such payment would have a significant adverse impact on its liquidity. If the Company were unable to repay or refinance such debt, this inability could possibly result in acceleration of the payment obligation for its other long-term debt.

2006 Credit Agreement

On July 14, 2006, the Company and certain of its subsidiaries entered into a Credit Agreement (the “2006 Credit Agreement”) with the lenders party thereto (the “New Lenders”) and Credit Suisse, as administrative and collateral agent. The 2006 Credit Agreement provides the Company with a revolving line of credit of up to $700 available through July 14, 2012 and initial term debt of $200 that will mature on July 14, 2013. The revolving line of credit consists of $500 of domestic revolving loans and $200 of multicurrency revolving loans. The 2006 Credit Agreement also provides for incremental loan commitments of up to $300, which may be extended at the option of the New Lenders in the form of revolving credit loans, term loans or a combination of both.

As of March 31, 2009 and December 31, 2008, the Company had $194.5 and $195.0, respectively, of term loans outstanding under the 2006 Credit Agreement. Term loans under the 2006 Credit Agreement bear interest at a rate of LIBOR plus 2.75%. The weighted average interest rate on the term loans under the 2006 Credit Agreement at March 31, 2009 and December 31, 2008 was 3.97% and 3.21%, respectively.

As of March 31, 2009 and December 31, 2008, the Company had a balance of $81.5 and $35.0, respectively, outstanding under the revolving credit component of the 2006 Credit Agreement. The weighted average interest rate on the outstanding portion of the 2006 Credit Agreement revolving credit component was 4.25% and 3.25% at March 31, 2009 and December 31, 2008, respectively.

The 2006 Credit Agreement incorporates facilities for issuance of letters of credit up to $250. Letters of credit issued under the 2006 Credit Agreement letter of credit facility decrease availability under the $700 revolving line of credit. As of March 31, 2009 and December 31, 2008, the Company had letters of credit issued under the 2006 Credit Agreement that totaled $63.6 and $82.2, respectively. The 2006 Credit Agreement also permits the Company to have additional letter of credit facilities up to $100, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit. As of March 31, 2009 and December 31, 2008, the Company had letters of credit issued under the additional letter of credit facilities of the 2006 Credit Agreement that totaled $7.5 and $13.9, respectively. The Company also has bilateral arrangements to issue letters of credit with various other financial institutions. These additional letters of credit do not reduce our availability under the 2006 Credit Agreement. The Company had letters of credit issued under these additional arrangements of $50.9 and $59.2 as of March 31, 2009 and December 31, 2008, respectively. In total, as of March 31, 2009 and December 31, 2008, the Company had letters of credit outstanding of $122.0 and $155.3, respectively.

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

On February 24, 2009, the Company sought and received an amendment to the 2006 Credit Agreement. The amendment revises the threshold of the consolidated fixed charge coverage ratio from 1.25 to 1.00 to the ratios described above and generally caps at $5 the amount of share repurchases the Company can make in each of the first two quarters of 2009. The amendment also raises the interest rates charged under the 2006 Credit Agreement by 100 basis points and includes a provision that would increase the interest rates charged under the 2006 Credit Agreement by an additional 100 basis points if Terex fails to achieve a consolidated fixed charge coverage ratio of at least 1.00 to 1.00 for certain quarterly periods in 2009 and 2010. The amendment also includes certain other technical changes. The Company’s future compliance with its financial covenants under the 2006 Credit Agreement will depend on its ability to generate earnings and manage its assets effectively. The 2006 Credit Agreement also has various non-financial covenants, both requiring the Company to refrain from taking certain future actions (as described above) and requiring the Company to take certain actions, such as keeping in good standing its corporate existence, maintaining insurance, and providing its bank lending group with financial information on a timely basis.

The Company and certain of its subsidiaries agreed to take certain actions to secure borrowings under the 2006 Credit Agreement. As a result, on July 14, 2006, the Company and certain of its subsidiaries entered into a Guarantee and Collateral Agreement with Credit Suisse, as collateral agent for the New Lenders, granting security to the New Lenders for amounts borrowed under the 2006 Credit Agreement. The security granted by the Company under the 2006 Credit Agreement is tied to the Company’s credit ratings. If the credit ratings of the Company’s debt under the 2006 Credit Agreement are lower than BB and Ba2 by Standard & Poor’s and Moody’s, respectively, with no negative outlook (the “Initial Ratings Threshold”), then the Company may be required to (a) pledge as collateral the capital stock of the Company’s material domestic subsidiaries and 65% of the capital stock of certain of the Company’s material foreign subsidiaries (the “Stock Collateral”), and (b) provide a first priority security interest in, and mortgages on, substantially all of the Company’s domestic assets (the “Non-Stock Collateral”). If the credit ratings of the Company’s debt under the 2006 Credit Agreement exceed the Initial Ratings Threshold for a period of 90 consecutive days, then the Company is no longer required to pledge the Non-Stock Collateral. Further, if the credit ratings of the Company’s debt under the 2006 Credit Agreement are higher than BBB- and Baa3 by Standard & Poor’s and Moody’s, respectively, with no negative outlook (the “Investment Grade Threshold”) for a period of 90 consecutive days, then the Company also is no longer required to pledge the Stock Collateral.

These security triggers operate in both directions. Should the Company exceed the Investment Grade Threshold, but subsequently decline in ratings below the Investment Grade Threshold for a period longer than 30 consecutive days, then the Company may again need to pledge the Stock Collateral. Similarly, if the Company exceeds the Initial Ratings Threshold and subsequently declines below the Initial Ratings Threshold for a period longer than 30 consecutive days, then the Company may again need to grant security in the Non-Stock Collateral.

At the time the 2006 Credit Agreement was executed, the Company was below the Initial Ratings Threshold and had to pledge as security the Stock Collateral and the Non-Stock Collateral. As of March 31, 2009, the ratings of the Company’s debt under the 2006 Credit Agreement were BBB- from Standard & Poor’s and Baa3 from Moody’s. Both rating agencies have the Company on negative outlook, which, combined with the ratings, causes the Company to be below the Investment Grade Threshold, but above the Initial Ratings Threshold. As a result, the Company may be required to repledge the Stock Collateral as security.

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

7-3/8% Senior Subordinated Notes

As of March 31, 2009, the Company had $298.7 aggregate principal amount of 7-3/8% Senior Subordinated Notes Due 2014 (“7-3/8% Notes”) outstanding. The 7-3/8% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note P - “Consolidating Financial Statements”). The 7-3/8% Notes were redeemable by the Company beginning in January 2009 at an initial redemption price of 103.688% of principal amount. The Company does not currently plan to redeem these notes.

NOTE M – RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of March 31, 2009, the Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”). Prior to December 31, 2008, the Company maintained four qualified plans, which were merged into one plan during 2008. Participation in the plan for all employees has been frozen. Participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only. The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company’s policy generally to fund the Terex Plan based on the minimum requirements of the Employee Retirement Income Security Act of 1974. Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds.

The Company adopted a nonqualified Supplemental Executive Retirement Plan (“SERP”) effective October 1, 2002. The SERP provides retirement benefits to certain senior executives of the Company. Generally, the SERP provides a benefit based on average total compensation earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program, excluding salary deferrals and matching contributions. In addition, benefits are reduced by Social Security Primary Insurance Amounts attributable to Company contributions. The SERP is unfunded. Effective December 31, 2008, participation in the SERP was frozen and a defined contribution plan was established for certain senior executives of the Company.

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

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Components of net periodic cost:
Service cost	$0.5	$0.5	$-	$-
Interest cost	2.1	2.0	0.2	0.2
Expected return on plan assets	(1.6)	(2.2)	-	-
Recognized actuarial loss	1.3	0.6	0.1	0.1
Net periodic cost	$2.3	$0.9	$0.3	$0.3

The Company plans to contribute approximately $5 to its U.S. defined benefit pension and post-retirement plans for the year ending December 31, 2009. During the three months ended March 31, 2009, the Company contributed $0.6 to its U.S. defined benefit pension plans.

International Plans – The Company maintains defined benefit plans in Germany, France, China, India and the United Kingdom for some of its subsidiaries. The plans in Germany, China, India and France are unfunded plans. For the Company’s operations in Italy and Thailand, there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination. The Company records this obligation based on the mandated requirements. The measure of the current obligation is not dependent on the employees’ future service and therefore is measured at current value.

	Pension Benefits
	Three Months Ended March 31,
	2009	2008
Components of net periodic cost:
Service cost	$1.2	$2.0
Interest cost	3.8	4.5
Expected return on plan assets	(1.2)	(2.0)
Amortization of prior service cost	0.2	0.3
Recognized actuarial loss	0.2	0.3
Net periodic cost	$4.2	$5.1

The Company plans to contribute approximately $14 to its international defined benefit pension plans for the year ending December 31, 2009. During the three months ended March 31, 2009, the Company contributed $4.1 to its international defined benefit pension plans.

NOTE N – LITIGATION AND CONTINGENCIES

In the Company’s lines of business, a number of suits have been filed alleging damages for accidents that have occurred during the use or operation of the Company’s products. The Company is insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risk as required by law or contract with retained liability to the Company or deductibles.  The Company has recorded and maintains an estimated liability in the amount of management’s estimate of the Company’s aggregate exposure for such retained liabilities and deductibles.  For such retained liabilities and deductibles, the Company determines its exposure based on probable loss estimations, which requires such losses to be both probable and the amount or range of possible loss to be estimable. Management does not believe that the outcome of such matters will have a material adverse effect on the Company’s consolidated financial statements.

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

On April 1, 2009, the Company entered into a non-binding term sheet to acquire the port equipment businesses of Fantuzzi. Pending completion of this acquisition, the previously disclosed arbitration proceeding initiated by Fantuzzi against the Company in Italy on December 24, 2008 remains outstanding.

The Company is involved in various other legal proceedings, including workers’ compensation liability and intellectual property litigation, which have arisen in the normal course of its operations. The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company’s outstanding letters of credit totaled $122.0 at March 31, 2009. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

As of March 31, 2009 and December 31, 2008, the Company’s maximum exposure to such credit guarantees was $226.2 and $238.3, respectively, including total guarantees issued by Terex Demag GmbH, part of the Cranes segment, of $143.6 and $156.1, respectively, and Genie Holdings, Inc. and its affiliates, part of the Aerial Work Platforms segment, of $46.7 and $46.1, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Given current financial and economic conditions, there can be no assurance that historical credit default experience will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. The maximum exposure for residual value guarantees issued by the Company totaled $36.0 and $35.1 as of March 31, 2009 and December 31, 2008, respectively. The Company is able to mitigate some of the risk associated with these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of March 31, 2009 and December 31, 2008, the Company’s maximum exposure pursuant to buyback guarantees was $148.2 and $145.7, respectively, including total guarantees issued by Genie of $137.3 and $140.4, respectively. The Company is able to mitigate some of the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

Given current economic conditions, there can be no assurance that our historical experience in used equipment markets will be indicative of future results. Our ability to recover losses experienced from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

As of March 31, 2009 and December 31, 2008, the Company has recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Consolidated Balance Sheet of approximately $20 and $19, respectively, for the estimated fair value of all guarantees provided.

NOTE O – STOCKHOLDERS’ EQUITY

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

	Three Months Ended March 31,
	2009	2008
Net (loss) income	$(74.5)	$164.3
Other comprehensive income (loss):
Pension liability adjustment	1.1	0.1
Translation adjustment	(70.1)	80.9
Derivative hedging adjustment	(5.4)	(0.3)
Comprehensive income (loss)	(148.9)	245.0
Comprehensive income attributable to noncontrolling interest	(0.4)	(1.0)
Comprehensive income (loss) attributable to Terex Corporation	$(149.3)	$244.0

During the three months ended March 31, 2009, the Company purchased the remaining 20% of noncontrolling interest in two of its subsidiaries in the Aerial Work Platforms segment.  The result of the transaction was a decrease in Noncontrolling interest of $2.9 and an increase in Additional paid-in capital of $1.2 in the Condensed Consolidated Balance Sheet as of March 31, 2009.

During the first quarter of 2009, the Company granted 1,564 thousand shares of restricted stock to its employees with a weighted average grant date fair value of $7.86 per share.  Approximately 63% of these restricted stock awards vest ratably over a three-year period and 37% cliff vest at the end of a three-year period.  139 thousand of these shares are based on performance targets, with 105 thousand of these performance grants containing a market condition. The Company used the Monte Carlo method to determine a grant date fair value of $5.74 per share for the awards with a market condition. The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award. The following table presents the weighted-average assumptions used in the valuation:

Dividend yields	0.00%
Expected volatility	71.93%
Risk free interest rate	1.38%
Expected life (in years)	3

In December 2006, the Board of Directors of the Company authorized the repurchase of up to $200 of the Company’s outstanding common shares through June 30, 2008. In December 2007, the Board of Directors of the Company increased the share repurchase program by $500, bringing the total amount that may be repurchased under the program to $700, and extended the expiration date for the program through June 30, 2009. In July 2008, the Board of Directors of the Company increased the share repurchase program by an additional $500, bringing the total amount that may be repurchased under the program to $1,200. The expiration date for the program remains June 30, 2009. During the first quarter of 2009, the Company did not acquire any shares pursuant to the share repurchase program.  In total, the Company has purchased approximately 9.7 million shares under this program for approximately $562 through March 31, 2009.

NOTE P – CONSOLIDATING FINANCIAL STATEMENTS

On November 25, 2003, the Company sold and issued $300 aggregate principal amount of the 7-3/8% Notes. As of December 31, 2008, the 7-3/8% Notes were jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): Amida Industries, Inc., A.S.V., Inc., CMI Terex Corporation, Duvalpilot Equipment Outfitters, LLC, Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS National, Inc., Halco America Inc., Hydra Platforms Mfg. Inc., Koehring Cranes, Inc., Loegering Mfg. Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Powerscreen USC Inc., PPM Cranes, Inc., Schaeff Incorporated, Schaeff of North America, Inc., Spinnaker Insurance Company, Superior Highwall Holding, Inc., Superior Highwall Miners, Inc., Terex Advance Mixer, Inc., Terex Aerials, Inc., Terex Cranes, Inc., Terex Cranes Wilmington, Inc., Terex Financial Services, Inc., Terex Mexico, LLC, Terex Mining Equipment, Inc., Terex USA, LLC, Terex Utilities, Inc., Terex-RO Corporation and Terex-Telelect, Inc. All of the guarantees are full and unconditional. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 7-3/8% Notes.

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

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED MARCH 31, 2009

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$138.4	$394.8	$957.6	$(188.2)	$1,302.6
Cost of goods sold	(123.1)	(377.2)	(846.0)	188.2	(1,158.1)
Gross profit	15.3	17.6	111.6	-	144.5
Selling, general and administrative expenses	(17.9)	(61.9)	(137.2)	-	(217.0)
Loss from operations	(2.6)	(44.3)	(25.6)	-	(72.5)
Interest income	0.1	0.1	1.0	-	1.2
Interest expense	(14.3)	(2.5)	(6.7)	-	(23.5)
Income from subsidiaries	(70.6)	-	-	70.6	-
Other (expense) income – net	5.2	(0.1)	(8.8)	-	(3.7)
Loss before income taxes	(82.2)	(46.8)	(40.1)	70.6	(98.5)
Benefit from income taxes	7.3	11.7	5.0	-	24.0
Net loss	(74.9)	(35.1)	(35.1)	70.6	(74.5)
Less: Net income attributable to noncontrolling interest	-	-	(0.4)	-	(0.4)
Net loss attributable to Terex Corporation	$(74.9)	$(35.1)	$(35.5)	$70.6	$(74.9)

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED MARCH 31, 2008

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$168.6	$830.5	$1,658.1	$(294.5)	$2,362.7
Cost of goods sold	(150.6)	(633.5)	(1,359.1)	294.5	(1,848.7)
Gross profit	18.0	197.0	299.0	-	514.0
Selling, general and administrative expenses	(22.2)	(82.2)	(153.3)	-	(257.7)
Income (loss) from operations	(4.2)	114.8	145.7	-	256.3
Interest income	3.6	0.2	5.3	-	9.1
Interest expense	(16.6)	(2.7)	(6.2)	-	(25.5)
Income from subsidiaries	169.0	-	-	(169.0)	-
Other income (expense) – net	11.5	0.4	(4.3)	-	7.6
Income before income taxes	163.3	112.7	140.5	(169.0)	247.5
Provision for income taxes	-	(38.3)	(44.9)	-	(83.2)
Net income	163.3	74.4	95.6	(169.0)	164.3
Less: Net income attributable to noncontrolling interest		(0.1)	(0.9)	-	(1.0)
Net income attributable to Terex Corporation	$163.3	$74.3	$94.7	$(169.0)	$163.3

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2009

(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$1.0	$3.6	$339.7	$-	$344.3
Trade receivables – net	40.7	163.4	497.7	-	701.8
Intercompany receivables	19.1	69.1	152.0	(240.2)	-
Inventories	272.6	459.8	1,419.5	-	2,151.9
Other current assets	137.6	16.5	171.1	-	325.2
Total current assets	471.0	712.4	2,580.0	(240.2)	3,523.2
Property, plant & equipment – net	60.9	146.4	268.3	-	475.6
Investment in and advances to (from) subsidiaries	2,273.9	(105.8)	(113.4)	(2,054.7)	-
Goodwill	4.5	214.6	232.0	-	451.1
Other assets	94.2	203.7	173.0	-	470.9

Total assets	$2,904.5	$1,171.3	$3,139.9	$(2,294.9)	$4,920.8

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$2.2	$8.5	$26.9	$-	$37.6
Trade accounts payable	67.7	119.9	459.9	-	647.5
Intercompany payables	49.8	1.6	188.8	(240.2)	-
Accruals and other current liabilities	115.2	120.8	505.6	-	741.6
Total current liabilities	234.9	250.8	1,181.2	(240.2)	1,426.7
Long-term debt, less current portion	988.4	150.1	306.7	-	1,445.2
Retirement plans and other	111.4	69.3	278.7	-	459.4
Stockholders’ equity	1,569.8	701.1	1,373.3	(2,054.7)	1,589.5

Total liabilities and stockholders’ equity	$2,904.5	$1,171.3	$3,139.9	$(2,294.9)	$4,920.8

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2008

(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$1.5	$5.8	$477.1	$-	$484.4
Trade receivables - net	53.5	274.4	639.6	-	967.5
Intercompany receivables	15.6	89.1	194.9	(299.6)	-
Inventories	265.7	495.2	1,473.9	-	2,234.8
Other current assets	150.1	19.6	184.5	-	354.2
Total current assets	486.4	884.1	2,970.0	(299.6)	4,040.9
Property, plant & equipment - net	59.9	147.7	273.9	-	481.5
Investment in and advances to (from) subsidiaries	2,412.6	(131.2)	(226.3)	(2,055.1)	-
Goodwill	4.5	214.6	237.9	-	457.0
Other assets	98.3	204.4	163.3	-	466.0

Total assets	$3,061.7	$1,319.6	$3,418.8	$(2,354.7)	$5,445.4

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$2.3	$9.5	$27.6	$-	$39.4
Trade accounts payable	91.1	207.6	685.2	-	983.9
Intercompany payables	45.5	14.1	240.0	(299.6)	-
Accruals and other current liabilities	150.4	126.0	524.9	-	801.3
Total current liabilities	289.3	357.2	1,477.7	(299.6)	1,824.6
Long-term debt, less current portion	938.3	150.6	307.5	-	1,396.4
Retirement plans and other	112.4	72.7	295.4	-	480.5
Stockholders’ equity	1,721.7	739.1	1,338.2	(2,055.1)	1,743.9

Total liabilities and stockholders’ equity	$3,061.7	$1,319.6	$3,418.8	$(2,354.7)	$5,445.4

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2009

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(40.6)	$4.8	$(103.4)	$-	$(139.2)
Cash flows from investing activities
Capital expenditures	(2.9)	(4.8)	(13.0)	-	(20.7)
Proceeds from sale of assets	-	-	0.5	-	0.5
Net cash used in investing activities	(2.9)	(4.8)	(12.5)	-	(20.2)
Cash flows from financing activities
Payment of debt issuance costs	(3.0)	-	-	-	(3.0)
Net borrowings (repayments) under revolving line of credit agreements	46.0	(0.4)	(0.3)	-	45.3
Acquisition of noncontrolling interest	-	(1.7)	-	-	(1.7)
Other, net	-	(0.1)	(0.3)	-	(0.4)
Net cash provided by (used in) financing activities	43.0	(2.2)	(0.6)	-	40.2
Effect of exchange rate changes on cash and cash equivalents	-	-	(20.9)	-	(20.9)
Net decrease in cash and cash equivalents	(0.5)	(2.2)	(137.4)	-	(140.1)
Cash and cash equivalents, beginning of period	1.5	5.8	477.1	-	484.4
Cash and cash equivalents, end of period	$1.0	$3.6	$339.7	$-	$344.3

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(479.8)	$451.4	$(162.0)	$-	$(190.4)
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	-	(439.1)	-	-	(439.1)
Capital expenditures	(4.3)	(8.6)	(11.9)	-	(24.8)
Proceeds from sale of assets	-	0.6	1.4	-	2.0
Net cash used in investing activities	(4.3)	(447.1)	(10.5)	-	(461.9)
Cash flows from financing activities				-
Excess tax benefit from stock-based compensation	6.0	-	-	-	6.0
Proceeds from stock options exercised	0.7	-	-	-	0.7
Net repayments under revolving line of credit agreements	(0.5)	(1.4)	(4.7)	-	(6.6)
Share repurchases	(44.4)	-	-	-	(44.4)
Other, net	-	-	(0.6)	-	(0.6)
Net cash used in financing activities	(38.2)	(1.4)	(5.3)	-	(44.9)
Effect of exchange rate changes on cash and cash equivalents	-	-	29.0	-	29.0
Net (decrease) increase in cash and cash equivalents	(522.3)	2.9	(148.8)	-	(668.2)
Cash and cash equivalents, beginning of period	573.2	12.3	686.9	-	1,272.4
Cash and cash equivalents, end of period	$50.9	$15.2	$538.1	$-	$604.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

We are a diversified global manufacturer of capital equipment with a mission to deliver value-added offerings that meet or exceed our customers’ current and future needs.  We manufacture a broad range of equipment for use in the construction, infrastructure, quarrying, recycling, mining, shipping, transportation, refining, utility and maintenance industries. We operate in four reportable segments: (i) Terex Aerial Work Platforms; (ii) Terex Construction; (iii) Terex Cranes; and (iv) Terex Materials Processing & Mining.

Our Aerial Work Platforms segment designs, manufactures, markets and refurbishes aerial work platform equipment, telehandlers, power equipment, construction trailers and utility equipment. Construction, building maintenance, government and utility customers use these products to build and/or maintain large physical assets and structures, construct and maintain utility lines, trim trees and for other commercial operations. Additionally, we own much of the North American distribution channel for our utility products group and operate a fleet of rental utility products in the United States and Canada.

Our Construction segment designs, manufactures and markets heavy and compact construction equipment, asphalt and concrete equipment, landfill compactors and bridge inspection equipment. Construction, logging, mining, industrial and government customers use these products in construction and infrastructure projects, in coal, minerals, sand and gravel operations and to build roads. We acquired A.S.V., Inc. (“ASV”) on February 26, 2008. The results of ASV are included in the Construction segment from its date of acquisition.

Our Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck-mounted cranes (boom trucks and loading cranes) and telescopic container stackers. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities.

Our Materials Processing & Mining segment designs, manufactures and markets crushing and screening equipment, hydraulic mining excavators, highwall mining equipment, high capacity surface mining trucks, drilling equipment and other products. Construction, mining, quarrying and government customers use these products in construction and commodity mining.

We also assist customers in their rental, leasing and acquisition of our products through Terex Financial Services, Inc. (“TFS”).

On January 1, 2009, we realigned certain operations in an effort to capture market synergies and streamline our cost structure. The Roadbuilding businesses, formerly part of our Roadbuilding, Utility Products and Other (“RBUO”) segment, are now consolidated within the Construction segment. The Utility Products businesses, formerly part of the RBUO segment, are now consolidated within the Aerial Work Platforms segment. Additionally, our truck-mounted articulated hydraulic crane line of business produced in Delmenhorst and Vechta, Germany, formerly part of the Construction segment, is now consolidated within the Cranes segment. Certain other businesses that were included in the RBUO segment are now reported in Corporate and Other, which includes eliminations among our segments, and prior period amounts have been retrospectively adjusted to conform to this presentation.

Overview

We continue to experience many challenges in the current operating environment, as the deterioration in the fundamentals of the global economy, combined with the global credit constriction, is having a more significant impact on our business. Each of our segments experienced significantly weaker results in the first quarter of 2009 than in the comparable period in 2008. Profits in our Cranes and Materials Processing & Mining (“MPM”) segments during the first quarter of 2009 were more than offset by losses in our Aerial Work Platforms (“AWP”) and Construction segments. The turmoil from the global credit crisis and economic slowdown has quickly and deeply impacted sales for both the Company and the industry as a whole, with certain businesses down almost 75% from year ago levels. As a result, we continue to aggressively target and implement cost reduction activities. We are realigning our businesses for the current demand environment by reducing headcount, lowering production levels and production capacity, and consolidating facilities.

The global economy remains under stress and our expectations for the remainder for 2009 have been lowered as we expect the remainder of 2009 to continue to be challenging. The depth and duration of the global economic decline is not known, although some stability is beginning to develop in a number of our businesses. While we remain confident that our strategy of product and geographic diversity is the right one to deliver positive shareholder returns for the long term, the current environment presents unique challenges.

In response to the present economic environment, we have taken and will continue to take aggressive actions to reduce costs and preserve cash in all of our businesses. These actions include the following:

•	reducing our workforce, including full-time, temporary and contract workers:
•	the AWP global workforce has been reduced by more than 40% since June 2008;
•	the Construction global workforce has been reduced by approximately 20% since June 2008;
•	the Materials Processing global workforce has been reduced by approximately 28% since June 2008;
•	the Cranes North American workforce has been reduced by approximately 28% since the beginning of 2009;
•	reductions in staffing levels and expenses at the Corporate office have been implemented; and
•	additional reductions in our workforce were initiated in the second quarter of 2009 and will continue as needed in response to market changes during the remainder of 2009;
•	temporary shutdowns of manufacturing facilities and shortened work weeks have been used extensively and will continue to be used to reduce production output as necessary;
•	reviewing existing facilities for potential consolidation, transfer or sale;
•	implementing up to 10% salary reductions for the balance of this year for most team members, combined with reductions in benefits;
•	significantly reducing executive long-term compensation;
•	delaying or cutting capital expenditures;
•	tightly managing travel expenditures and reducing non-essential spending; and
•	improving production and administrative process efficiencies.

These actions have already resulted in a $208 million quarterly manufacturing and selling, general and administrative spending reduction, as compared to peak spending levels in the second quarter of 2008, with a target to exceed a per quarter spending reduction of $300 million by year-end 2009.

The marketplace for each of our businesses is somewhat different, but there is a common approach we are taking throughout the Company. In the remainder of 2009, we will be managing our business even more aggressively than normal for cash. We are operating with a build-to-order approach as we tightly manage inventory levels. All of our businesses are working closely with our suppliers to minimize raw material deliveries and with our customers and dealers to confirm existing orders in an effort to minimize the level of inventory in the distribution channel. We continue to operate at reduced production levels, in many instances at levels well below current demand, with the primary objective to reduce inventory. We believe that this strategy, along with significant reductions in production scheduling, should generate significant cash flow from operations during the remainder of 2009. We continue to expect to reduce inventory levels by more than $500 million by the end of 2009 as compared to year-end 2008. With the actions we are taking to reduce costs and increase cash generated from operations, we expect to have sufficient liquidity to execute our key business plans.

Although we have begun to witness some moderation regarding input costs, any potential benefits from lower input costs are not expected to be realized until the second half of 2009. Existing raw material inventory must be utilized before significant new raw material purchases are initiated. Given lower production levels, it will take a number of months for the existing raw material inventory to be utilized.

Our Construction businesses are experiencing a number of significant challenges in this very difficult environment and we are making changes to improve these businesses to meet these challenges. While we currently are implementing the necessary changes to overcome these obstacles, we may consider other strategies to better allow these businesses to recover. We are also evaluating strategic options for these businesses and the Construction segment as a whole.

Due to the economic uncertainty, customers are ordering equipment when needed, rather than planning purchases in advance as they did in prior periods, resulting in minimal levels of backlog. As a result, year-over-year backlog for all of our segments is down significantly, with AWP and Construction backlogs down approximately 80%. Demand for high capacity cranes remained stable, as these cranes are utilized in infrastructure and energy related projects, while demand for tower cranes and smaller capacity cranes has significantly slowed. Demand for mining equipment is being driven by strength in select commodities such as thermal coal and gold, although new order intake for the second half of 2009 for our Mining business has slowed, particularly for trucks and drills.

Uncertainty around the depth and duration of the current economic decline makes it difficult to forecast our expectations for the remainder of 2009 with a reasonable degree of certainty. However, we are planning for continued softness in demand as a result of weak global end markets, combined with continued constrained credit availability worldwide. We expect our overall 2009 net sales to decline in the range of 40%-45% as compared to 2008, approximately 14% of which is the estimated translation effect of foreign currency exchange rate changes.

The Company continually evaluates its cost structure to ensure that it is appropriately positioned to respond to changing market conditions.  Given recent economic trends, in 2008 and continuing in the first quarter of 2009, the Company initiated certain restructuring programs across all segments to better utilize its workforce to match the decreased demand for its products.  The impact of restructuring activities is expected to result in improved financial results for the second quarter of 2009, and we expect to be profitable for the second half of 2009, excluding charges related to ongoing restructuring activities. See Note K –“Restructuring and Other Charges” in our Condensed Consolidated Financial Statements for a detailed description of our restructuring activities, including the reasons, timing and costs associated with each such activities.

As external access to credit remains uncertain in the current financial environment, we are focusing on improving liquidity by aggressively reducing costs and working capital and slowing capital spending, as described above. We are not purchasing shares of our common stock under our previously announced share repurchase program.

TFS provides assistance to our customers in financing purchases of our equipment, largely through the use of financial institutions. We utilize the flexibility, expertise and capacity of multiple financial institutions to secure financing. TFS continues to obtain financing for our customers, even in this difficult market. For example, TFS is helping to solidify our Cranes backlog for retail crane customers that may be facing challenges with obtaining financing from their traditional financing sources. In certain cases, TFS will also originate and sell financing transactions to these same financial institutions to increase the velocity of transaction processing and to preserve and grow our customer relationships. As of March 31, 2009, TFS retained approximately $3 million of these assets on our balance sheet.

After tax Return on Invested Capital (“ROIC”) continues to be the unifying metric we use to measure our operating performance. ROIC measures how effectively we utilize the capital invested in our operations. After tax ROIC is determined by dividing the sum of Net Operating Profit After Tax (“NOPAT”) (as defined below) for each of the previous four quarters by the average of the sum of Total stockholders’ equity plus Debt (as defined below) less Cash and cash equivalents for the previous five quarters. NOPAT, which is a non-GAAP measure, for each quarter is calculated by multiplying Income (loss) from operations by a figure equal to one minus the effective tax rate of the Company. The effective tax rate is equal to the (Provision for) benefit from income taxes divided by Income (loss) before income taxes for the respective quarter. Debt is calculated using the amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ NOPAT as this represents the most recent twelve-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) over the same time period as the numerator (four quarters of average invested capital).

We use ROIC as a unifying metric because we feel that it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe that ROIC measures return on the full enterprise-wide amount of capital invested in our business, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe that adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. Consistent with this belief, we use ROIC in evaluating executive performance and compensation, as we have disclosed in the Compensation Discussion and Analysis in our proxy statement for the 2009 annual meeting of stockholders. As of October 1, 2008, we performed our annual goodwill impairment test, which resulted in a non-cash impairment charge for goodwill of $459.9 million, which represented all of the goodwill recorded in the Construction segment and former RBUO segment. However, we do not believe that non-cash impairment charges are indicative of returns on our invested capital. Therefore, we have excluded the effect of these impairment charges from the metrics used in our calculation of ROIC. As the tables below show, our ROIC at March 31, 2009 was 11.8%, down from 27.4% at March 31, 2008. The decrease reflects reduced NOPAT performance from approximately $687 million to approximately $377 million and the increased invested capital impact of 2008 acquisitions of approximately $482 million.

The amounts described below are reported in millions of U.S. dollars, except for the effective tax rates. Amounts are as of and for the three months ended for the periods referenced in the table below.

	Mar ‘09	Dec ‘08	Sep ‘08	Jun ‘08	Mar ‘08
(Benefit from) provision for income taxes as adjusted	$(24.0)	$(1.0)	$44.9	$116.8
Divided by: Income (loss) before income taxes as adjusted	(98.5)	37.0	139.4	353.8
Effective tax rate as adjusted	24.4%	(2.7)%	32.2%	33.0%

Income (loss) from operations as adjusted	$(72.5)	$68.1	$167.2	$370.9
Multiplied by: 1 minus Effective tax rate as adjusted	75.6%	102.7%	67.8%	67.0%
Adjusted net operating profit (loss) after tax	$(54.8)	$69.9	$113.4	$248.5

Debt (as defined above)	$1,482.8	$1,435.8	$1,568.2	$1,355.9	$1,373.4
Less: Cash and cash equivalents	(344.3)	(484.4)	(487.9)	(590.0)	(604.2)
Debt less Cash and cash equivalents	$1,138.5	$951.4	$1,080.3	$765.9	$769.2

Total Terex Corporation stockholders’ equity as adjusted	$1,569.8	$2,181.2	$2,302.9	$2,664.6	$2,538.1

Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$2,708.3	$3,132.6	$3,383.2	$3,430.5	$3,307.3

March 31, 2009 ROIC	11.8%
Adjusted net operating profit (loss) after tax (last 4 quarters)	$377.0
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$3,192.4

Reconciliation of the December 2008 column (above) of ROIC adjusted for goodwill impairment as of and for the three months ended December 31, 2008.
12/31/08
Loss before income taxes as reported	$(422.9)
Less: Goodwill impairment	(459.9)
Income before income taxes as adjusted	$37.0

Benefit from income taxes as reported	$2.7
Less: Benefit from income taxes on impairment	1.7
Benefit from income taxes as adjusted	$1.0

Income before income taxes as adjusted	$37.0
Plus: Benefit from income taxes as adjusted	1.0
Net income as adjusted	$38.0

Loss from operations as reported	$(391.8)
Less: Goodwill impairment	(459.9)
Income from operations as adjusted	$68.1

Total Terex Corporation stockholders' equity as reported	$1,721.7
Less: Net loss as reported	(421.5)
Add: Net income as adjusted	38.0
Total Terex Corporation stockholders' equity as adjusted	$2,181.2

Effective tax rate reconciliation excluding impairment
	Three months ended 12/31/08
	As reported	Impairment	As adjusted
(Loss) income before income taxes	$ (422.9)	$ (459.9)	$ 37.0
Benefit from income taxes	2.7	1.7	1.0
Net (loss) income	$ (420.2)		$ 38.0

Effective tax rate	0.6%	0.4%	(2.7)%

	Mar ‘08	Dec ‘07	Sep ‘07	Jun ‘07	Mar ‘07
Provision for income taxes	$83.2	$62.0	$78.5	$96.7
Divided by: Income before income taxes	247.5	235.5	231.6	272.3
Effective tax rate	33.6%	26.3%	33.9%	35.5%

Income from operations	$256.3	$239.9	$236.3	$284.5
Multiplied by: 1 minus Effective tax rate	66.4%	73.7%	66.1%	64.5%
Net operating profit after tax	$170.2	$176.8	$156.2	$183.5

Debt (as defined above)	$1,373.4	$1,352.0	$705.6	$651.7	$678.4
Less: Cash and cash equivalents	(604.2)	(1,272.4)	(516.6)	(453.4)	(431.2)
Debt less Cash and cash equivalents	$769.2	$79.6	$189.0	$198.3	$247.2

Total Terex Corporation stockholders’ equity	$2,538.1	$2,343.2	$2,254.4	$2,073.4	$1,851.9

Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity	$3,307.3	$2,422.8	$2,443.4	$2,271.7	$2,099.1

March 31, 2008 ROIC	27.4%
Net operating profit after tax (last 4 quarters)	$686.7
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity (5 quarters)	$2,508.9

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Consolidated

	Three Months Ended March 31,
	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,302.6	-	$2,362.7	-	(44.9)%
Gross profit	$144.5	11.1%	$514.0	21.8%	(71.9)%
SG&A	$217.0	16.7%	$257.7	10.9%	(15.8)%
(Loss) income from operations	$(72.5)	(5.6)%	$256.3	10.8%	(128.3)%

Net sales for the three months ended March 31, 2009 decreased $1,060.1 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes contributed approximately $194 million to the net sales decrease. Excluding the unfavorable translation effect of foreign currency exchange rate changes, net sales in all segments declined by approximately $859 million from the prior year period, primarily due to lower net sales volumes as the global economy continued to deteriorate.

Gross profit for the three months ended March 31, 2009 decreased $369.5 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes decreased gross profit by approximately $28 million from the prior year period. Excluding the unfavorable translation effect of foreign currency exchange rate changes, the impact of lower net sales volume for new equipment decreased gross profit by approximately $232 million. Parts, service and used equipment margins also decreased gross profit by approximately $25 million. Charges, primarily related to production level and headcount reductions, decreased gross profit by approximately $30 million. Additionally, due to lower production levels, net manufacturing unabsorbed overhead increased, resulting in a reduction to gross profit of approximately $44 million.

Selling, general and administrative (“SG&A”) costs decreased for the three months ended March 31, 2009 by $40.7 million when compared to the same period in 2008. Approximately $26 million of the decrease was due to the favorable translation effect of foreign currency exchange rate changes. Excluding the favorable translation effect of foreign currency exchange rate changes, SG&A costs in all of the segments decreased by approximately $23 million due to lower net sales volume and curtailment of non-essential spending. These decreases were partially offset by approximately $10 million of charges related to headcount reductions.

Income (loss) from operations decreased by $328.8 million for the three months ended March 31, 2009 when compared to the same period in 2008. The decrease was due to the items noted above, particularly lower net sales volume, and higher costs due to lower production levels and headcount reductions, which were partially offset by lower SG&A costs.

Aerial Work Platforms

	Three Months Ended March 31,
	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$228.5	-	$664.7	-	(65.6)%
Gross profit	$5.1	2.2%	$176.4	26.5%	(97.1)%
SG&A	$46.1	20.2%	$67.7	10.2%	(31.9)%
(Loss) income from operations	$(41.0)	(17.9)%	$108.7	16.4%	(137.7)%

Net sales for the Aerial Work Platforms segment for the three months ended March 31, 2009 decreased $436.2 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes accounted for approximately $12 million of the net sales decrease. Lower net sales volume of approximately $419 million across all products and regions primarily drove the decrease in net sales. The lower net sales volume was primarily due to rental customers aging their fleets and deferring purchases of new products, particularly for mid-size booms, scissor lifts and telehandlers.

Gross profit for the three months ended March 31, 2009 decreased $171.3 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes decreased gross profit by approximately $9 million from the prior year period. The impact of lower net sales volume decreased gross profit by approximately $128 million. Additionally, due to lower production levels, net manufacturing unabsorbed overhead increased, resulting in a reduction to gross profit of approximately $24 million. Charges, primarily related to production level and headcount reductions decreased gross profit by approximately $8 million.

SG&A costs for the three months ended March 31, 2009 decreased $21.6 million when compared to the same period in 2008. Approximately $3 million of the decrease was due to the favorable translation effect of foreign currency exchange rate changes. Selling, marketing and administrative costs were lower by approximately $9 million due to decreased volume and curtailment of non-essential spending. Additionally, the corporate cost allocation decreased by approximately $5 million over the prior year period.

Income (loss) from operations for the three months ended March 31, 2009 decreased $149.7 million when compared to the same period in 2008. The decrease was due to the items noted above, particularly lower net sales volume and higher costs due to lower production levels and headcount reductions, partially offset by lower SG&A costs.

Construction

	Three Months Ended March 31,
	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$261.7	-	$500.6	-	(47.7)%
Gross profit	$(23.7)	(9.1)%	$67.7	13.5%	(135.0)%
SG&A	$59.9	22.9%	$63.2	12.6%	(5.2)%
(Loss) income from operations	$(83.6)	(31.9)%	$4.5	0.9%	(1,957.8)%

Net sales in the Construction segment decreased by $238.9 million for the three months ended March 31, 2009 when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes accounted for approximately $46 million of the net sales decrease. Lower machine sales volumes of approximately $183 million were largely responsible for the decrease in net sales. This was primarily a result of weak customer demand, particularly in the European, Middle Eastern and African markets, driven by continued constrained credit availability and deferral of capital investments. Additionally, lower parts, used equipment and other sales volumes decreased net sales by approximately $14 million.

Gross profit decreased $91.4 million for the three months ended March 31, 2009 when compared to the same period in 2008. The impact of lower net sales volume decreased gross profit by approximately $60 million. Charges, primarily related to lower production levels and headcount reductions, decreased gross profit by approximately $19 million. Additionally, net manufacturing unabsorbed overhead increased, resulting in a reduction to gross profit of approximately $8 million.

SG&A costs for the three months ended March 31, 2009 decreased $3.3 million when compared to the same period in 2008. The favorable translation effect of foreign currency exchange rate changes decreased SG&A costs by approximately $9 million over the prior year period. Additionally, the corporate cost allocation decreased by approximately $2 million over the prior year period. These decreases were partially offset by increased costs of approximately $8 million due to headcount reductions.

Income (loss) from operations for the three months ended March 31, 2009 decreased $88.1 million when compared to the same period in 2008, resulting primarily from lower net sales volume and higher costs due to lower production levels and headcount reductions.

Cranes

	Three Months Ended March 31,
	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$461.4	-	$648.9	-	(28.9)%
Gross profit	$78.5	17.0%	$140.7	21.7%	(44.2)%
SG&A	$53.1	11.5%	$57.1	8.8%	(7.0)%
Income from operations	$25.4	5.5%	$83.6	12.9%	(69.6)%

Net sales for the Cranes segment for the three months ended March 31, 2009 decreased by $187.5 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes on sales decreased net sales by approximately $66 million. Lower net sales volume, particularly for tower, rough-terrain and crawler cranes, decreased net sales by approximately $135 million, as commercial construction projects were postponed or halted and oil related energy demand for rough-terrain cranes slowed. These decreases were partially offset by approximately $14 million of increased price realization.

Gross profit for the three months ended March 31, 2009 decreased by $62.2 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes decreased gross profit by approximately $12 million from the prior year period. Lower net sales volume decreased gross profit by approximately $29 million. Additionally, higher input costs decreased gross profit by approximately $29 million. These decreases were partially offset by the effect of increased price realization of approximately $14 million.

SG&A costs for the three months ended March 31, 2009 decreased $4.0 million over the same period in 2008. The favorable translation effect of foreign currency exchange rate changes decreased SG&A costs by approximately $6 million over the prior year period. This decrease was partially offset by approximately $2 million of higher selling, marketing and administrative costs.

Income from operations for the three months ended March 31, 2009 decreased $58.2 million versus the same period in 2008. Income from operations in the first quarter of 2009 decreased primarily due to lower net sales volume and the negative translation effect of foreign currency exchange rate changes, partially offset by the positive impact of price realization.

Materials Processing & Mining

	Three Months Ended March 31,
	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$373.1	-	$564.3	-	(33.9)%
Gross profit	$84.6	22.7%	$127.6	22.6%	(33.7)%
SG&A	$48.9	13.1%	$58.9	10.4%	(17.0)%
Income from operations	$35.7	9.6%	$68.7	12.2%	(48.0)%

Net sales in the Materials Processing & Mining segment decreased by $191.2 million for the three months ended March 31, 2009 when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes decreased net sales by approximately $70 million. Lower net sales volume of approximately $156 million, particularly in the materials processing businesses, was the primary driver of the decrease in net sales. These decreases were partially offset by increased mining equipment sales of approximately $19 million due to a favorable product sales mix oriented towards larger trucks, as well as price increases for hydraulic shovels and mining trucks. Additionally, improved service, repair and parts sales contributed an increase of approximately $17 million to net sales.

Gross profit decreased by $43.0 million in the three months ended March 31, 2009 when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes decreased gross profit by approximately $9 million from the prior year period. Lower net sales volume, partially offset by price increases, decreased gross profit by approximately $29 million.

SG&A costs decreased by $10.0 million in the three months ended March 31, 2009 when compared to the same period in 2008. Approximately $8 million of the decrease was due to the favorable translation effect of foreign currency exchange rate changes. Additionally, lower general and administrative costs, primarily due to higher legal expenses in the prior year period, decreased SG&A cost by approximately $3 million.

Income from operations for the three months ended March 31, 2009 decreased $33.0 million from the comparable period in 2008, primarily due to lower net sales volume.

Corporate and Other / Eliminations

	Three Months Ended March 31,
	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(22.1)	-	$(15.8)	-	(39.9)%
Loss from operations	$(9.0)	40.7%	$(9.2)	58.2%	2.2%

The net sales amounts include the elimination of intercompany sales activity among segments. Corporate costs before allocations to the business segments decreased as we implemented numerous cost reduction activities. These charges were mostly offset by decreased corporate costs allocated to the business segments in 2009 versus the prior year period.

Interest Expense, Net of Interest Income

During the three months ended March 31, 2009, our interest expense net of interest income was $22.3 million, or $5.9 million higher than the same period in the prior year. This increase was primarily related to approximately $8 million of lower interest income in the current year period due to lower average cash balances partially offset by approximately $2 million of lower interest expense due to lower average interest rates for the current year period.

Other (Expense) Income – Net

Other income (expense) – net for the three months ended March 31, 2009 was an expense of $3.7 million, a decrease of $11.3 million when compared to the same period in the prior year. This was primarily due to foreign exchange losses in the current year period compared with foreign exchange gains in the prior year period.

Income Taxes

During the three months ended March 31, 2009, we recognized an income tax benefit of $24.0 million on a loss of $98.5 million, an effective tax rate of 24.4%, as compared to an income tax expense of $83.2 million on income of $247.5 million, an effective tax rate of 33.6%, for the three months ended March 31, 2008. The lower tax rate for the three months ended March 31, 2009 was primarily due to the impact of losses incurred in jurisdictions in which the Company does not recognize a tax benefit due to a lack of evidence supporting sufficient future taxable income, adjustments for estimates and settlements of certain income tax audit exposures, and decreased earnings for the period. As earnings decrease, the items that affect income tax expense have a more significant impact on the effective tax rate.  When the results are losses instead of profits, the affect of items on the effective tax rate have an opposite impact.  For the remainder of 2009, the magnitude of earnings relative to the items that affect income tax expense may cause volatility in the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of funding are cash generated from operations, loans from our bank credit facility and funds raised in capital markets. We believe that cash generated from operations, together with access to our bank credit facilities and cash on hand, provide adequate liquidity to meet our operating and debt service requirements. We had cash and cash equivalents of $344.3 million at March 31, 2009. In addition, we had $555.0 million available for borrowing under our revolving credit facilities at March 31, 2009. We have no significant debt maturities until 2012; however, we have increased our focus on internal cash flow generation at a time when access to external capital markets is less certain. Our actions include reducing costs and working capital and suspending our share repurchase program in an effort to maintain liquidity in view of current conditions in the economy and credit markets. We believe these measures, in conjunction with our actions to delay certain capital spending projects, will provide us with sufficient liquidity to execute our key business plans and comply with our financial covenants under our bank credit facility. However, if we were unable to comply with these covenants, then there would be a default under our bank credit facility and, if such default was not waived by our lenders, then this default could result in acceleration of the amounts owed under the bank credit facility. In such event, we would have to repay or refinance such debt. At March 31, 2009, we had sufficient cash to pay such debt; however, such payment would have a significant adverse impact on our liquidity. If we were unable to repay or refinance such debt, then this circumstance could possibly result in acceleration of the payment obligation for our other long-term debt.

For the remainder of 2009, we will continue managing our business aggressively for cash. Generating cash from operations depends primarily on our ability to earn net income through the sales of our products and to manage our investment in working capital. Working capital improvement is the key to our cash flow generation expectations in 2009. We continue to focus on collecting receivables in a timely manner; however, days sales outstanding increased somewhat in the first quarter of 2009 from the end of 2008 mainly due to the overall quarterly net sales decline and a reduced level of non-recourse receivable sales. Consistent with past practice, each quarter we sell receivables to various third party financial institutions through several pre-arranged facilities. During the first quarter of 2009 and 2008, we sold, without recourse, accounts receivable approximating 10% and 9%, respectively, of our first quarter revenue, to provide additional liquidity. The discontinuance of these facilities could reduce our liquidity.

Most of our businesses are experiencing continued reductions in incoming orders, with orders in backlog being cancelled or deferred. We are intensely focused in each of our businesses on managing our sales, inventory and operations planning process to quickly adjust our production rate and material ordering in line with this rapidly changing market. We are operating with a build-to-order approach as we tightly manage inventory levels. All of our businesses are working closely with our suppliers to minimize raw material deliveries and with our customers and dealers to confirm existing orders in an effort to minimize the level of inventory in the distribution channel.

We are currently adjusting production and incoming material levels as appropriate to reflect slowing end-market demand for our products. Actions have been taken to slow, and in some cases stop, production in response to declining demand. We believe adjusting production levels and curtailing incoming material in our Aerial Work Platforms, Construction and Materials Processing businesses will reduce inventory levels further, and we will carefully manage incoming material in the Cranes and Mining businesses as well to match the demand expectations of these businesses. We continue to operate at reduced production levels, in many instances at levels well below our current demand, with a primary objective to reduce inventory. However, in these uncertain economic times, we will remain vigilant of our inventory levels and are prepared to take additional actions if the above actions do not result in a reduction in our inventory.

We remain focused on increasing inventory turns by sharing, throughout our Company, many of the best practices and lean manufacturing processes that several of our business units have implemented successfully. Despite high current levels of inventory, substantial effort has gone into reviewing and improving our materials planning and forecasting methods. Inventory turns in the first quarter of 2009 declined as volume levels dropped significantly; however, our efforts to limit incoming material contributed to a reduction in raw material inventory of greater than $90 million in the first quarter of 2009. We expect the above initiatives to reduce the level of inventory needed to support our business and allow us to reduce our manufacturing lead times, thereby reducing our working capital requirements. We continue to expect to reduce inventory levels by more than $500 million by the end of 2009 as compared to year-end 2008, with significant reductions expected from our Cranes and Mining businesses in the second quarter of 2009.

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
•

We insure and sell a portion of our accounts receivable to third party finance companies that are not obligated to purchase accounts receivable from us and may choose to limit or discontinue further purchases from us at any time. Changes in customers’ credit worthiness, the market for credit insurance or the willingness of third party finance companies to purchase accounts receivable from us may impact our cash flow from operations.

•

Our suppliers extend payment terms to us based on our overall credit rating. Declines in our credit rating may impact suppliers’ willingness to extend terms and in turn increase the cash requirements of our business.

•

Sales of our products are subject to general economic conditions, weather, competition and the translation effect of foreign currency exchange rate changes, and other factors that in many cases are outside our direct control. For example, during periods of economic uncertainty, our customers may delay purchasing decisions, which could have a negative impact on cash generated from operations. Currently, the financial markets are experiencing significant turbulence, and we expect that this will continue to slow world economic growth over the near term.  While we believe the actions taken by governments and central banks will eventually lead to an economic recovery, the depth and duration of the economic decline and the timing and strength of the recovery are very uncertain. Many of our customers have delayed or cancelled orders and we anticipate that they will continue to delay capital spending over the near term.

We negotiate, when possible, advance payments from our customers for products with long lead times to help fund the substantial working capital investment in these products.

In 2008, we used cash from operations in the first quarter and generated cash from operations for the rest of the year. We expect our cash flow performance for 2009 to be heavily influenced by our ability to reduce working capital, driven by efficiency improvements, operating at reduced production levels and reducing our incoming materials and finished goods inventory.

To help fund our cash expenditures, we have maintained cash balances and a revolving line of credit in addition to term borrowings from our bank group. Our bank credit facilities provide us with a revolving line of credit of up to $700 million that is available through July 14, 2012 and initial term debt of $200 million that will mature on July 14, 2013. The revolving line of credit consists of $500 million of available domestic revolving loans and $200 million of available multicurrency revolving loans. The credit facilities also provide for incremental loan commitments of up to $300 million, which may be extended at the option of the lenders, in the form of revolving credit loans, term loans or a combination of both.

Although we believe that the banks under our credit facility have adequate capital and resources, we can provide no assurance that each of these banks will continue to operate as a going concern in the future. If any of the banks in our lending group were to fail, it is possible that the borrowing capacity under our credit facility would be reduced. In the event that the availability under our credit facility was reduced significantly, we could be required to obtain capital from alternate sources in order to finance our capital needs.

Our bank credit facility requires compliance with a number of covenants. These covenants require us to meet certain financial tests, namely (a) to maintain a consolidated leverage ratio not in excess of 3.75 to 1.00 on the last day of any fiscal quarter, and (b) to maintain a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00 (excluding share repurchases made in 2008) for the period of four consecutive fiscal quarters ending on March 31, 2009 and a consolidated fixed charge coverage ratio of not less than 1.10 to 1.00 (excluding share repurchases made in 2008) for the period of four consecutive fiscal quarters ending on June 30, 2009. The consolidated fixed charge coverage ratio threshold lowers to 0.80 to 1.00 for any period of four consecutive fiscal quarters ending between July 1, 2009 and March 31, 2010 and increases to 1.25 to 1.00 for any period of four consecutive fiscal quarters ending on or after April 1, 2010. The covenants also limit, in certain circumstances, our ability to take a variety of future actions, including: incur indebtedness; create or maintain liens on our property or assets; make investments, loans and advances; engage in acquisitions, mergers, consolidations and asset sales; and pay dividends and distributions, including share repurchases. Our bank credit facility also contains customary events of default.

On February 24, 2009, we sought and received an amendment to our credit facility. The amendment revises the threshold of the consolidated fixed charge coverage ratio from 1.25 to 1.00 to the ratios described above and generally caps at $5 million the amount of share repurchases we can make in each of the first two quarters of 2009. The amendment also raises the interest rates charged under our bank credit facility by 100 basis points and includes a provision that would increase the interest rates charged under our bank credit facility by an additional 100 basis points if we fail to achieve a consolidated fixed charge coverage ratio of at least 1.00 to 1.00 for certain quarterly periods in 2009 and 2010. The amendment also includes certain other technical changes. We complied with all of our financial covenants under the bank credit facility as of March 31, 2009.

Our future compliance with our financial covenants under the bank credit facility will depend on our ability to generate earnings and manage our assets effectively. We will also continue to pursue cash generation opportunities, including cost reductions, reviewing alternatives for under-utilized assets, possible portfolio changes and tightly managing capital expenditures, which should help future compliance with our financial covenants. Our bank credit facility also has various non-financial covenants, requiring us to refrain from taking certain actions (as described above) and requiring us to take certain actions, such as keeping in good standing our corporate existence, maintaining insurance, and providing our bank lending group with financial information on a timely basis.

The interest rates charged under our bank credit facility are subject to adjustment based on our consolidated leverage ratio and our consolidated fixed charge ratio. We had outstanding borrowings under our revolver of $81.5 million and $35.0 million, respectively, at March 31, 2009 and December 31, 2008. The weighted average interest rate on the borrowings under our revolver was 4.25% and 3.25% at March 31, 2009 and December 31, 2008, respectively. The weighted average interest rate on the term loans under the bank credit facility was 3.97% and 3.21% at March 31, 2009 and December 31, 2008, respectively.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix without substantially increasing risk.

We anticipate that acquisitions will be a part of our long-term growth strategy, but recent volatility in the financial markets, the downturn in global economic conditions and limited access to capital may slow acquisition activity in the near term. We intend to use a portion of our liquidity to judiciously fund internal expansion activities, including targeted capital expenditures.

As previously announced on April 1, 2009, we entered into a non-binding term sheet to acquire the port equipment businesses of Fantuzzi Industries and Noell Crane (collectively, “Fantuzzi”). The transaction, which is expected to close in the second quarter of 2009, will be fully funded through long-term financing on favorable terms to be extended by the existing creditors to the Fantuzzi group, including credit availability that is expected to be sufficient to complete the necessary restructuring of the operations. As such, we do not expect there to be an impact on our available liquidity because of the transaction.

In December 2006, our Board of Directors authorized the repurchase of up to $200 million of our outstanding common shares through June 30, 2008. In December 2007, our Board of Directors increased the share repurchase program by $500 million, bringing the total amount that may be repurchased to $700 million, and extended the expiration date for the program through June 30, 2009. In July 2008, our Board of Directors increased the program by $500 million, bringing the total amount that may be repurchased through June 30, 2009, to $1.2 billion. In total, we have repurchased 9.7 million shares for approximately $562 million through March 31, 2009, under this program. We have not purchased shares under this program since September 2008 due to volatility in the credit markets and our desire to maintain liquidity.

Declines in the value of defined benefit pension plan assets during 2008 resulted in increased total pension costs for 2009 as compared to total pension costs incurred during 2008. Continued deterioration in the securities markets has reduced the value of certain assets included in our defined benefit pension plans, the effect of which has not been reflected in the accompanying Condensed Consolidated Financial Statements.  There is the potential that the assumptions we have used will differ materially from actual results.  Further declines in the value of plan assets may result in the need for additional cash contributions during 2009 in accordance with funding requirements.

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

Cash Flows

Cash used in operations for the three months ended March 31, 2009 totaled $139.2 million, compared to cash used in operations of $190.4 million for the three months ended March 31, 2008. The change in cash used in operations was primarily driven by approximately $271 million lower cash used for working capital, partially offset by the impact of an approximately $238 million decrease in net income.

Cash used in investing activities for the three months ended March 31, 2009 was $20.2 million, or $441.7 million less than cash used in investing activities for the three months ended March 31, 2008, primarily due to the acquisition of ASV in 2008.

Cash provided by financing activities was $40.2 million for the three months ended March 31, 2009 compared to cash used in financing activities for the three months ended March 31, 2008 of $44.9 million, primarily due to borrowings under our revolving line of credit agreement in 2009 and cash used for share repurchases in 2008.

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

Our customers, from time to time, fund the acquisition of our equipment through third-party finance companies. In certain instances, we may provide a credit guarantee to the finance company by which we agree to make payments to the finance company should the customer default. Our maximum liability is generally limited to the remaining payments due to the finance company at the time of default. In the event of customer default, we are generally able to recover and dispose of the equipment at a minimum loss, if any, to us.

As of March 31, 2009, our maximum exposure to such credit guarantees was $226.2 million, including total credit guarantees issued by Terex Demag GmbH, part of our Cranes segment, and Genie Holdings, Inc. and its affiliates, part of our Aerial Work Platforms segment, of $143.6 million and $46.7 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

Given current financial and economic conditions, there can be no assurance that historical credit default experience will be indicative of future results. Our ability to recover losses experienced from our guarantees may be affected by economic conditions in effect at the time of loss.

We issue, from time to time, residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. As described in Note N – “Litigations and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $36.0 million at March 31, 2009. We are able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of March 31, 2009, our maximum exposure pursuant to buyback guarantees was $148.2 million. We are able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Condensed Consolidated Balance Sheet of approximately $20 million for the estimated fair value of all guarantees provided as of March 31, 2009.

Given current economic conditions, there can be no assurance that our historical experience in used equipment markets will be indicative of future results. Our ability to recover losses experienced from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

Sale-Leaseback Transactions

Our rental business generally rents equipment to customers on a month-to-month basis with an average rental period of four to five months. To better match cash outflows in the rental business to cash inflows from customers, we finance the equipment through a series of sale-leasebacks classified as operating leases. The leaseback period is typically 60 months in duration. At March 31, 2009, the historical cost of equipment being leased back from the financing companies was approximately $37 million and the minimum lease payments for the remainder of 2009 will be approximately $5 million.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which we do business, are the Euro and British Pound. We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At March 31, 2009, we had foreign exchange contracts with a notional value of $866.6 million.

We manage exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintaining an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary.

See “Quantitative and Qualitative Disclosures About Market Risk” below, for a discussion of the impact that changes in foreign currency exchange rates and interest rates may have on our financial performance.

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate swap agreement to convert $400 million of the principal amount of our 8% Senior Subordinated Notes due 2017 to floating rates. The floating rate is based on a spread of 2.81% over London Interbank Offer Rate (“LIBOR”). At March 31, 2009, the floating rate was 4.05%. In a prior year, we entered into an interest rate swap agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of our 7-3/8% Senior Subordinated Notes. To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million. We recorded this loss as an adjustment to the carrying value of the hedged debt and are amortizing it through the debt maturity date.

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

On April 1, 2009, we entered into a non-binding term sheet to acquire the port equipment businesses of Fantuzzi. Pending completion of this acquisition, the previously disclosed, arbitration proceeding initiated by Fantuzzi against us in Italy on December 24, 2008 remains outstanding.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model.  In February 2008, the FASB issued FASB Staff Positions (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. FAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. FAS 157-2 delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of 2009.  Effective January 1, 2009, the provisions of SFAS No. 157 were applied to nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 did not have a significant impact on the determination or reporting of our financial results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141R retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141R changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. In April 2009, the FASB issued FSP No. FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP No. FAS 141R-1”), which clarifies the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141R-1 carries forward the requirements in SFAS No. 141 for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. If the acquisition date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies.” SFAS No. 141R and FSP No. FAS 141R-1 were effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, which, for the Company, was January 1, 2009. Adoption of SFAS No. 141R and FSP No. FAS 141R-1 did not have a material impact on the determination or reporting of our financial results. However, the effects of SFAS No. 141R and FSP No. FAS 141R-1 will depend on any future acquisitions we may complete.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). This statement was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which, for the Company, was January 1, 2009. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. It also amends certain Accounting Research Bulletin No. 51, “Consolidated Financial Statements” consolidation procedures for consistency with the requirements of SFAS No. 141R. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Adoption of SFAS No. 160 did not have a material impact on the determination or reporting of our financial results.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). This statement was effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, which, for the Company, was January 1, 2009. SFAS No. 161 is intended to improve financial reporting by requiring transparency about the nature, purpose, location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. Adoption of SFAS No. 161 did not have a material impact on the determination or reporting of our financial results. See Note I – “Derivative Financial Instruments” in our Condensed Consolidated Financial Statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”).  FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP No. FAS 142-3 was effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008, which, for the Company, was January 1, 2009.   We have evaluated the new statement and have determined that it did not have a significant impact on the determination or reporting of our financial results.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS No. 162 is similar to the definition in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS No. 69”). The adoption of SFAS No. 162 did not have a material effect on our financial statements because we have utilized the guidance within SAS No. 69.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”).  EITF 08-6 applies to all investments accounted for under the equity method.  It states that an entity shall measure its equity investment initially at cost.  Contingent consideration should only be included in the initial measurement of the equity method investment if it is required to be recognized by specific authoritative guidance other than SFAS No. 141R.  However, if any equity method investment agreement involves a contingent consideration arrangement in which the fair value of the investor’s share of the investee’s net assets exceeds the investor’s initial cost, a liability should be recognized.  An equity method investor is required to recognize other-than-temporary impairments of an equity method investment and shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment.  Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, and shall be applied prospectively.  Adoption of EITF 08-6 did not have a material impact on the determination or reporting of our financial results.

In December 2008, the FASB issued FSP No. FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”(“FSP No. FAS  132R-1”). FSP No. FAS  132R-1 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP No. FAS 132R-1 requires additional disclosure on benefit plan investment allocation decision making process, the fair value of each major category of plan assets, the valuation techniques used to measure fair value of the plan assets and any significant concentrations of risk within plan assets. This FSP is effective for fiscal years ending after December 15, 2009, with early application permitted. We do not expect that FSP No. FAS 132R-1 will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No.

FAS 157-4”). FSP No. FAS 157-4 amends SFAS No. 157 and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. The scope of FSP No. FAS 157-4 does not include assets and liabilities measured under level 1 inputs.  FSP No. FAS 157-4 shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating this FSP but do not expect that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP No. FAS 107-1 and APB 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date, fair values for these assets and liabilities have only been disclosed once a year. FSP No. FAS 107-1 and APB 28-1 will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This FSP is effective for interim and annual periods ending after June 15, 2009, with early application permitted for periods ending after March 15, 2009. We do not expect that FSP No. FAS 107-1 and APB 28-1 will have a significant impact on the determination or reporting of our financial results.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that exist as part of our ongoing business operations and we use derivative financial instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. For further information on accounting policies related to derivative financial instruments, refer to Note I – “Derivative Financial Instruments” in our Condensed Consolidated Financial Statements.

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

At March 31, 2009, we performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating (loss) income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by an additional 10% to amounts already incorporated in the financial statements for the three months ended March 31, 2009 would have decreased the translation effect of foreign currency exchange rate changes already included in our reported operating (loss) income by approximately $10 million for the period.

We assess foreign currency risk based on transactional cash flows and identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures. At March 31, 2009, we had foreign exchange contracts with a notional value of $866.6 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a liability of $12.3 million at March 31, 2009. On a mid to long-term basis, we are considering changes in our manufacturing locations to target closer alignment with our customers, which would also help mitigate our exposure to currency fluctuations.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At March 31, 2009, approximately 50% of our debt was floating rate debt and the weighted average interest rate for all debt was approximately 5.94%.

At March 31, 2009, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at March 31, 2009 would have increased interest expense by approximately $1 million for the three months ended March 31, 2009.

Commodities Risk

Principal materials and components that we use in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our performance. Worldwide steel prices rose for most of 2008 in response to higher demand caused by continued higher consumption in developing market countries such as China. Due to the continued high demand for steel in 2008, many suppliers of steel, castings and other products increased prices or added surcharges to the price of their products. A weakening of steel prices at the end of 2008, particularly in the commodity grades, will likely result in lower steel costs in 2009. However, we will not realize a significant improvement in our costs until existing raw material inventory is utilized. Given lower production levels, it will take a number of months for the existing raw material inventory to be utilized.

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

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2009, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2009.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the quarterly period ended March 31, 2009 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table provides information about our purchases during the quarter ended March 31, 2009 of our common stock that is registered by us pursuant to the Exchange Act.
	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)

January 1, 2009 - January 31, 2009	—	—	—	$637,974

February 1, 2009 - February 28, 2009	—	—	—	$637,974

March 1, 2009 - March 31, 2009	—	—	—	$637,974

Total	—	—	—	$637,974

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

TEREX CORPORATION
(Registrant)

Date: April 30, 2009	/s/ Phillip C. Widman
Phillip C. Widman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 30, 2009	/s/ Jonathan D. Carter
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

10.10

Terex Corporation Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.10 of the Form 10-K for the year ended December 31, 2008 of Terex Corporation, Commission File No. 1-10702).

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

10.13

Summary of material terms of CEO 2008 performance targets under the Terex Corporation 2004 Annual Incentive Compensation Plan (incorporated by reference to the Form 8-K Current Report, Commission File No. 1-10702, dated March 4, 2008 and filed with the Commission on March 10, 2008).

10.14

Summary of material terms of CEO and non-CEO 2009 performance targets (incorporated by reference to the Form 8-K Current Report, Commission File No. 1-10702, dated February 26, 2009 and filed with the Commission on March 3, 2009).

10.15

Terex Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 of the Form 10-Q for the quarter ended June 30, 2004 of Terex Corporation, Commission File No. 1-10702).

10.16

Amendment to the Terex Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008).

10.17

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

10.23

Guarantee and Collateral Agreement dated as of July 14, 2006 among Terex Corporation, certain of its subsidiaries and Credit Suisse, as Collateral Agent (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated July 14, 2006 and filed with the Commission on July 17, 2006).

10.24

Supplement No. 1, dated June 25, 2008, to the Guarantee and Collateral Agreement dated July 14, 2006 among Terex Corporation, certain of its subsidiaries and Credit Suisse, as Collateral Agent (incorporated by reference to Exhibit 10.21 of the Form 10-Q for the quarter ended June 30, 2008 of Terex Corporation, Commission File No. 1-10702).

10.25

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

10.26

Amended and Restated Employment and Compensation Agreement, dated October 14, 2008, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.5 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008).

10.27

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