Form 10-Q
period 2009-06-30
TEREX CORP
filed 2009-07-30
CIK 97216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

F O R M 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of outstanding shares of common stock: 108.0 million as of July 28, 2009.

The Exhibit Index begins on page 59.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of June 30, 2009 unless specifically noted otherwise, and includes financial information with respect to the subsidiaries of the Company listed below (all of which are wholly-owned) which were guarantors on June 30, 2009 (the “Guarantors”) of the Company’s 7-3/8% Senior Subordinated Notes due 2014. See Note Q – “Consolidating Financial Statements” to the Company’s June 30, 2009 Condensed Consolidated Financial Statements included in this Quarterly Report. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Uncertainties.” In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words “may,” “expects,” “intends,” “anticipates,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

•	Our business is cyclical and weak general economic conditions, particularly in the key industries we serve, may affect the sales of our products and financial results;
•	uncertainties regarding the duration or severity of the current global economic downturn and disruptions in the financial markets;
•	our ability to access the capital markets to raise funds and provide liquidity;
•	our business is sensitive to fluctuations in government spending;
•	our business is very competitive and may be affected by our cost structure, as well as pricing, product initiatives and other actions taken by competitors;
•	a material disruption to one of our significant facilities;
•	our retention of key management personnel;
•	the financial condition of suppliers and customers, and their continued access to capital;
•	our ability to obtain parts and components from suppliers on a timely basis at competitive prices;
•	our ability to timely manufacture and deliver products to customers;
•	the need to generate sufficient cash flow to service our debt obligations and to comply with restrictive covenants contained in our debt agreements;
•	our business is global and subject to changes in exchange rates between currencies, as well as international politics, particularly in developing markets;
•	the effects of changes in laws and regulations;
•	possible work stoppages and other labor matters;
•	compliance with applicable environmental laws and regulations;
•	litigation and product liability claims and other liabilities;
•	investigations by the United States Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”);
•	our implementation of a global enterprise system and its performance; and
•	other factors.

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

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$1,320.2	$2,935.9	$2,622.8	$5,298.6
Cost of goods sold	(1,192.3)	(2,284.7)	(2,350.4)	(4,133.4)
Gross profit	127.9	651.2	272.4	1,165.2
Selling, general and administrative expenses	(213.6)	(280.3)	(430.6)	(538.0)
(Loss) income from operations	(85.7)	370.9	(158.2)	627.2
Other income (expense)
Interest income	0.9	5.0	2.1	14.1
Interest expense	(25.3)	(24.3)	(48.8)	(49.8)
Loss on early extinguishment of debt	(3.3)	-	(3.3)	-
Other income (expense) – net	4.9	2.3	1.2	9.8
(Loss) income before income taxes	(108.5)	353.9	(207.0)	601.3
Benefit from (provision for) income taxes	30.8	(116.8)	54.8	(200.0)
Net (loss) income	(77.7)	237.1	(152.2)	401.3
Less: Net loss (income) attributable to noncontrolling interest	0.1	(0.8)	(0.3)	(1.7)
Net (loss) income attributable to Terex Corporation	$(77.6)	$236.3	$(152.5)	$399.6
(Loss) Earnings Per Share Attributable to Terex Corporation Common Stockholders:
Basic	$(0.78)	$2.35	$(1.57)	$3.96

Diluted	$(0.78)	$2.32	$(1.57)	$3.89

Weighted average number of shares outstanding in per share calculation
Basic	99.1	100.5	97.0	100.8
Diluted	99.1	102.0	97.0	102.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

(in millions, except par value)

June 30, 2009		December 31, 2008

Assets
Current assets
Cash and cash equivalents	$938.5	$484.4
Trade receivables (net of allowance of $62.4 and $62.8 at June 30, 2009 and December 31, 2008, respectively)	639.8	967.5
Inventories	2,002.1	2,234.8
Deferred taxes	172.9	139.0
Other current assets	188.7	215.2
Total current assets	3,942.0	4,040.9
Non-current assets
Property, plant and equipment - net	495.5	481.5
Goodwill	476.3	457.0
Deferred taxes	97.8	84.5
Other assets	365.6	381.5

Total assets	$5,377.2	$5,445.4
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$51.4	$39.4
Trade accounts payable	518.9	983.9
Accrued compensation and benefits	154.2	169.3
Accrued warranties and product liability	143.4	149.3
Customer advances	94.7	119.3
Other current liabilities	349.4	363.4
Total current liabilities	1,312.0	1,824.6
Non-current liabilities
Long-term debt, less current portion	1,685.2	1,396.4
Retirement plans and other	501.3	480.5
Total liabilities	3,498.5	3,701.5
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 120.2 and 107.1 shares at June 30, 2009 and December 31, 2008, respectively	1.2	1.1
Additional paid-in capital	1,242.5	1,046.2
Retained earnings	1,204.1	1,356.6
Accumulated other comprehensive income (loss)	11.1	(82.3)
Less cost of shares of common stock in treasury – 13.1 shares at June 30, 2009 and December 31, 2008	(598.7)	(599.9)
Total Terex Corporation stockholders’ equity	1,860.2	1,721.7
Noncontrolling interest	18.5	22.2
Total equity	1,878.7	1,743.9
Total liabilities and stockholders’ equity	$5,377.2	$5,445.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehen- sive Income (Loss)	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at January 1, 2008	100.3	$ 1.1	$1,004.1	$1,284.7	$ 256.6	$ (203.3)	$ 19.8	$2,363.0

Net Income	—	—	—	71.9	—	—	3.7	75.6
Other Comprehensive Income (Loss) – net of tax:
Translation adjustment	—	—	—	—	(332.2)	—	0.3	(331.9)
Pension liability adjustment	—	—	—	—	(10.7)	—	—	(10.7)
Derivative hedging adjustment	—	—	—	—	4.0	—	—	4.0
Comprehensive Loss								(263.0)
Issuance of Common Stock	0.9	—	44.0	—	—	—	—	44.0
Compensation under Stock-based Plans - net	0.2	—	(2.3)	—	—	3.6	—	1.3
Capital contributed	—	—	—	—	—	—	1.0	1.0
Return of capital	—	—	—	—	—	—	(2.6)	(2.6)
Acquisition of Treasury Stock	(7.4)	—	0.4	—	—	(400.2)	—	(399.8)
Balance at December 31, 2008	94.0	1.1	1,046.2	1,356.6	(82.3)	(599.9)	22.2	1,743.9

Net (Loss) Income	—	—	—	(152.5)	—	—	0.3	(152.2)
Other Comprehensive Income (Loss) – net of tax:
Translation adjustment	—	—	—	—	97.4	—	0.2	97.6
Pension liability adjustment	—	—	—	—	(0.4)	—	—	(0.4)
Derivative hedging adjustment	—	—	—	—	(3.6)	—	—	(3.6)
Comprehensive Loss								(58.6)
Issuance of Common Stock	13.1	0.1	174.9	—	—	—	—	175.0
Compensation under Stock-based Plans - net		—	(14.7)	—	—	1.4	—	(13.3)
Acquisition of noncontrolling interest	—	—	1.2	—	—	—	(2.9)	(1.7)
Return of capital	—	—	—	—	—	—	(1.3)	(1.3)
Issuance of convertible debt – net of tax	—	—	34.9	—	—	—	—	34.9
Acquisition of Treasury Stock	—	—	—	—	—	(0.2)	—	(0.2)
Balance at June 30, 2009	107.1	$ 1.2	$1,242.5	$1,204.1	$ 11.1	$ (598.7)	$ 18.5	$1,878.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in millions)

	Six Months Ended June 30,
	2009	2008
Operating Activities
Net (loss) income	$(152.2)	$401.3
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation	37.5	36.4
Amortization	10.8	10.5
Deferred taxes	(58.5)	19.3
Loss on early extinguishment of debt	3.3	-
Gain on sale of assets	(0.4)	(1.2)
Stock-based compensation	19.1	31.9
Excess tax benefit from stock-based compensation	-	(6.5)
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	365.5	(232.7)
Inventories	304.4	(446.4)
Trade accounts payable	(490.9)	176.6
Accrued compensation and benefits	(24.1)	(22.7)
Income taxes payable	(36.8)	74.0
Accrued warranties and product liability	(10.9)	8.3
Customer advances	(31.1)	(78.1)
Other, net	28.0	(26.8)
Net cash used in operating activities	(36.3)	(56.1)
Investing Activities
Acquisition of businesses, net of cash acquired	-	(478.1)
Capital expenditures	(34.9)	(63.8)
Proceeds from sale of assets	1.2	2.8
Net cash used in investing activities	(33.7)	(539.1)
Financing Activities
Proceeds from issuance of long-term debt	465.4	-
Principal repayments of long-term debt	(58.4)	-
Proceeds from issuance of common stock - net	156.3	-
Excess tax benefit from stock-based compensation	-	6.5
Proceeds from stock options exercised	0.1	2.0
Net (repayments) borrowings under revolving line of credit agreements	(30.7)	1.0
Payment of debt issuance costs	(16.6)	-
Share repurchases	-	(135.6)
Acquisition of noncontrolling interest	(1.7)	-
Other, net	(0.8)	(1.2)
Net cash provided by (used in) financing activities	513.6	(127.3)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	10.5	40.1
Net Increase (Decrease) in Cash and Cash Equivalents	454.1	(682.4)
Cash and Cash Equivalents at Beginning of Period	484.4	1,272.4
Cash and Cash Equivalents at End of Period	$938.5	$590.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

(currency amounts in millions, unless otherwise noted, except per share amounts)

NOTE A - BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements. The accompanying Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Changes in Stockholders’ Equity as of December 31, 2008 have been derived from the audited Consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders’ Equity as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of results that may be reported for the year ending December 31, 2009.

Cash and cash equivalents at June 30, 2009 and December 31, 2008 include $7.9 and $6.7, respectively, which was not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141R retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141R changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. In April 2009, the FASB issued FSP No. FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP No. FAS 141R-1”), which clarifies the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141R-1 carries forward the requirements in SFAS No. 141 for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. If the acquisition date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 141R and FSP No. FAS 141R-1 were effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, which, for the Company, was January 1, 2009. Adoption of SFAS No. 141R and FSP No. FAS 141R-1 did not have a significant impact on the determination or reporting of the Company’s financial results. However, the future effects of SFAS No. 141R and FSP No. FAS 141R-1 will depend on any future acquisitions completed by the Company.

In December 2007, the FASB issued SFAS No. 160. This statement was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which, for the Company, was January 1, 2009. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. It also amends certain Accounting Research Bulletin No. 51,

“Consolidated Financial Statements” consolidation procedures for consistency with the requirements of SFAS No. 141R. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Adoption of SFAS No. 160 did not have a significant impact on the determination or reporting of the Company’s financial results.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). This statement was effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, which, for the Company, was January 1, 2009. SFAS No. 161 is intended to improve financial reporting by requiring transparency about the nature, purpose, location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Adoption of SFAS No. 161 did not have a significant impact on the determination or reporting of the Company’s financial results. See Note I – “Derivative Financial Instruments.”

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS No. 162 is similar to the definition in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS No. 69”). The adoption of SFAS No. 162 did not have a significant effect on the Company’s financial statements because the Company has utilized the guidance within SAS

No. 69.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion” (“FSP No. APB 14-1”). FSP No. APB 14-1 requires separate accounting for the liability and equity components of convertible debt securities that allow for either mandatory or optional cash settlement (including partial cash settlement) in a manner that reflects the company’s nonconvertible debt borrowing rate at time of issuance when interest cost is recognized in subsequent periods. This bifurcation results in a component of the convertible debt to be classified in equity and accretion of the resulting discount on the debt as part of interest expense reflected in the income statement. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008, which, for the Company, was January 1, 2009. As disclosed in Note L – “Long-Term Obligations,” the adoption of FSP No. APB 14-1 affected the reporting of the 4% Convertible Senior Subordinated Notes Due 2015 (“4% Convertible Notes”) issued in June 2009.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF No. 08-6”).  EITF No. 08-6 applies to all investments accounted for under the equity method.  It states that an entity shall measure its equity investment initially at cost.  Contingent consideration should only be included in the initial measurement of the equity method investment if it is required to be recognized by specific authoritative guidance other than SFAS No. 141R.  However, if any equity method investment agreement involves a contingent consideration arrangement in which the fair value of the investor’s share of the investee’s net assets exceeds the investor’s initial cost, a liability should be recognized.  An equity method investor is required to recognize other-than-temporary impairments of an equity method investment and shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment.  Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. EITF No. 08-6 shall be effective for fiscal years beginning on or after December 15, 2008, which, for the Company, was January 1, 2009, and interim periods within those fiscal years, and shall be applied prospectively.  Adoption of EITF No. 08-6 did not have a significant impact on the determination or reporting of the Company’s financial results.

In December 2008, the FASB issued FSP No. FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”(“FSP No. FAS 132R-1”). FSP No. FAS 132R-1 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP No. FAS 132R-1 requires additional disclosure on a benefit plan’s investment allocation decision-making process, the fair value of each major category of plan assets, the valuation techniques used to measure fair value of the plan assets, and any significant concentrations of risk within plan assets. This FSP is effective for fiscal years ending after December 15, 2009, with early application permitted. The Company does not expect that FSP No. FAS 132R-1 will have a significant impact on the determination or reporting of its financial results.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP No. FAS 107-1 and APB 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date, fair values for these assets and liabilities have only been disclosed once a year. FSP No. FAS 107-1 and APB 28-1 will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This FSP is effective for interim and annual periods ending after June 15, 2009, with early application permitted for periods ending after March 15, 2009. The adoption of FSP No. FAS 107-1 and APB 28-1 did not have a significant impact on the determination or reporting of the Company’s financial results.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  This statement was effective for interim or annual financial periods ending after June 15, 2009.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   SFAS No. 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all readers of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  Adoption of SFAS No. 165 did not have a significant impact on the determination or reporting of the Company’s financial results.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 166”).  SFAS No. 166 will require entities to provide more information about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets.  It also requires additional disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  SFAS No. 166 eliminates the concept of a qualifying special-purpose entity and changes the requirements for de-recognition of financial assets.  SFAS No. 166 is effective for the Company in its interim and annual reporting periods beginning on and after January 1, 2010. Earlier application is prohibited.  The Company is evaluating the adoption of SFAS No. 166 but does not expect that it will have a significant impact on the determination or reporting of its financial results.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities.  It replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS No. 167 also requires additional disclosures about an enterprise’s involvement in variable interest entities.  SFAS No. 167 is effective for the Company in its interim and annual reporting periods beginning on and after January 1, 2010. Earlier application is prohibited.  The Company is currently evaluating the impact that the adoption of SFAS No. 167 will have on the determination or reporting of its financial results.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”).  The FASB Accounting Standards Codification™ (“Codification”) will be the single source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants.  All existing accounting standards are superseded as described in SFAS No. 168.  All other accounting literature not included in the Codification is nonauthoritative.  This statement is effective for interim and annual periods ending after September 15, 2009.  The Company does not expect that the adoption of SFAS No. 168 will have a significant impact on the determination or reporting of its financial results.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical customer review. The Company reviews its allowance for doubtful accounts at least quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines that the receivable will not be recovered. Given current economic conditions, there can be no assurance that the Company’s historical accounts receivable collection experience will be indicative of future results. The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note N - “Litigation and Contingencies.” Substantially all receivables were trade receivables at June 30, 2009 and December 31, 2008.

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

The following table summarizes the changes in the consolidated product warranty liability:

Six Months Ended June 30, 2009
Balance at beginning of period	$168.4
Accruals for warranties issued during the period	69.4
Changes in estimates	0.5
Settlements during the period	(81.0)
Foreign exchange effect/other	2.3
Balance at end of period	$159.6

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

On January 1, 2009, the Company realigned certain operations in an effort to capture market synergies and streamline its cost structure. The Roadbuilding businesses, formerly part of the Company’s Roadbuilding, Utility Products and Other segment, are now consolidated within the Construction segment. The Utility Products businesses, formerly part of the Roadbuilding, Utility Products and Other segment, are now consolidated within the Aerial Work Platforms segment. Additionally, the Company’s truck-mounted articulated hydraulic crane line of business produced in Delmenhorst and Vechta, Germany, formerly part of the Construction segment, is now consolidated within the Cranes segment. Certain other businesses that were included in the Roadbuilding, Utility Products and Other segment are now reported in Corporate and Other, which includes eliminations among the Company’s segments, as well as general and corporate items that have not been allocated to business segments for the three and six months ended June 30, 2009 and 2008. Business segment information is presented below, and prior period amounts have been retrospectively adjusted to conform to this presentation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Sales
Aerial Work Platforms	$209.9	$755.4	$438.4	$1,420.1
Construction	219.9	691.0	481.6	1,191.6
Cranes	491.0	833.8	952.4	1,482.7
Materials Processing & Mining	416.6	681.5	789.7	1,245.8
Eliminations/Corporate	(17.2)	(25.8)	(39.3)	(41.6)
Total	$1,320.2	$2,935.9	$2,622.8	$5,298.6

(Loss) Income from Operations
Aerial Work Platforms	$(32.8)	$131.4	$(73.8)	$240.1
Construction	(79.7)	23.0	(163.3)	27.5
Cranes	20.0	126.3	45.4	209.9
Materials Processing & Mining	22.8	110.6	58.5	179.3
Eliminations/Corporate	(16.0)	(20.4)	(25.0)	(29.6)
Total	$(85.7)	$370.9	$(158.2)	$627.2

	June 30, 2009	December 31, 2008
Identifiable Assets
Aerial Work Platforms	$749.5	$889.5
Construction	1,339.8	1,480.7
Cranes	1,583.2	1,769.2
Materials Processing & Mining	2,187.7	2,204.6
Eliminations/Corporate	(483.0)	(898.6)
Total	$5,377.2	$5,445.4

NOTE C - INCOME TAXES

The effective tax rate for the three months ended June 30, 2009 was 28.4%, as compared to an effective rate of 33.0% for the three months ended June 30, 2008. The effective tax rate for the six months ended June 30, 2009 was 26.5%, as compared to an effective rate of 33.3% for the six months ended June 30, 2008. The lower tax rate for the three and six months ended June 30, 2009 was primarily due to the relative impact of accruals and releases for uncertain tax positions, the non-deductible tax treatment of the charges related to the proposed SEC settlement (which remains subject to SEC and court approval) and changes in the jurisdictional mix of income.

The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions, as required. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Germany, Italy, the United Kingdom and the U.S. Various Terex entities are currently under audit in Germany, the United Kingdom, the U.S. and elsewhere. It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to potential tax audit settlements in these jurisdictions. As a result of uncertainties regarding the timing of the completion of the tax audits and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.

With few exceptions, including net operating loss carryforwards in the U.S. and Australia, the Company and its subsidiaries are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 1999.

Under SFAS No. 109, “Accounting for Income Taxes,” the Company must consider all available evidence, both positive and negative, in evaluating the future realizability of its deferred tax assets, including tax loss carryforwards. If the future realization of all or a portion of the Company’s deferred tax assets is not more likely than not, the Company must record a valuation allowance against these deferred tax assets. Realizability of these deferred tax assets depends primarily on the Company’s expectation of future taxable income. The Company evaluates the realizability of its deferred tax assets each reporting period. During the three and six months ended June 30, 2009, there was no significant change in the Company’s assessment of the realizability of its deferred tax assets.

NOTE D - EARNINGS PER SHARE

	Three Months Ended June 30, (in millions, except per share data)		Six Months Ended June 30, (in millions, except per share data)
	2009	2008	2009	2008

Net (loss) income attributable to Terex Corporation common stockholders	$(77.6)	$236.3	$(152.5)	$399.6

Basic Shares:
Weighted average shares outstanding	99.1	100.5	97.0	100.8

(Loss) earnings per share - basic:	$(0.78)	$2.35	$(1.57)	$3.96

Diluted shares:
Weighted average shares outstanding	99.1	100.5	97.0	100.8
Effect of dilutive securities:
Stock options and restricted stock awards	-	1.5	-	1.8

Diluted weighted average shares outstanding	99.1	102.0	97.0	102.6

(Loss) earnings per share - diluted:	$(0.78)	$2.32	$(1.57)	$3.89

Weighted average restricted stock awards of 819 thousand and 52 thousand were outstanding during the three months ended June 30, 2009 and 2008, respectively, but were not included in the computation of diluted shares because the effect would have been anti-dilutive. Weighted average restricted stock awards of 773 thousand and 113 thousand were outstanding during the six months ended June 30, 2009 and 2008, respectively, but were not included in the computation of diluted shares because the effect would have been anti-dilutive. Weighted average options to purchase 773 thousand shares of the Company’s common stock , par value $.01 per share (“Common Stock”) were outstanding during the three months ended June 30, 2009 but were not included in the computation of diluted shares because the effect would have been anti-dilutive. There were no weighted options of shares of Common Stock outstanding that were anti-dilutive during the three months ended June 30, 2008. Weighted average options to purchase 755 thousand and 17 thousand shares of Common Stock were outstanding during the six months ended June 30, 2009 and 2008, respectively, but were not included in the computation of diluted shares because the effect would have been anti-dilutive. SFAS No. 128, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

The 4% Convertible Notes described in Note L – “Long-Term Obligations,” would be dilutive to the extent that the volume-weighted average price of the Common Stock from the date of issuance of the 4% Convertible Notes during the three and six months ended June 30, 2009 was greater than $16.25 per share. The volume-weighted average price of the Common Stock from the date of issuance of the 4% Convertible Notes during the three and six months ended June 30, 2009 was less than $16.25 per share and, as a result, the 4% Convertible Notes were not dilutive for these periods.

NOTE E - INVENTORIES

Inventories consist of the following:

	June 30, 2009	December 31, 2008
Finished equipment	$606.3	$673.8
Replacement parts	398.7	395.3
Work-in-process	395.7	435.2
Raw materials and supplies	601.4	730.5
Inventories	$2,002.1	$2,234.8

Reserves for lower of cost or market value, excess and obsolete inventory were $147.7 and $121.0 at June 30, 2009 and December 31, 2008, respectively.

NOTE F - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consists of the following:

	June 30, 2009	December 31, 2008
Property	$55.5	$54.3
Plant	221.7	211.8
Equipment	561.3	522.6
	838.5	788.7
Less: Accumulated depreciation	(343.0)	(307.2)
Property, plant and equipment - net	$495.5	$481.5

NOTE G - ACQUISITIONS

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

NOTE H - GOODWILL

An analysis of changes in the Company’s goodwill by business segment is as follows:

	Aerial Work Platforms	Construction	Cranes	Materials Processing & Mining	Total
Balance at December 31, 2008	$107.6	$-	$114.7	$234.7	$457.0
Foreign exchange effect and other	0.3	-	1.4	17.6	19.3

Balance at June 30, 2009	$107.9	$-	$116.1	$252.3	$476.3

Due to a number of factors, including the Company’s realignment of certain operations within reporting units, continued weakness in the macroeconomic environment and a decline in forecasted business performance used in the annual goodwill impairment test as of October 1, 2008, the Company performed an interim goodwill impairment test as of June 30, 2009. As part of the Company’s impairment analysis for its reporting units, management determined the fair value of each of its reporting units based on estimates of their respective future cash flows.  These estimates that are used to derive expected cash flows include assumptions regarding future sales levels, the impact of cost reduction programs, and the level of working capital needed to support a given business. The Company relies on data developed by business segment management as well as macroeconomic data in making these calculations. The discounted cash flow model also includes a determination of the Company’s weighted average cost of capital. The cost of capital is based on assumptions about interest rates as well as a risk-adjusted rate of return required by the Company’s equity investors.

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

Although the interim impairment testing performed in the second quarter of 2009 resulted in the fair value of the reporting units exceeding their carrying value thereby indicating no impairment, the Company’s market capitalization has been significantly impacted by the extreme volatility in the U.S. equity and credit markets and has traded below the book value of its stockholders’ equity.  In a volatile market, the observed market prices of individual trades of a company’s shares (and consequently the market capitalization calculated) may not be representative of the fair value of the company as a whole.  Management believes the recent decline in the Company’s market capitalization may not be representative of the fair value of the Company as a whole due to the current economic downturn.

Due to the ongoing uncertainty in market conditions, which may negatively impact the performance of the Company’s reporting units, the Company will continue to monitor the estimated fair value of its reporting units for purposes of determining whether there is evidence of an impairment.

NOTE I - DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into two types of derivatives: hedges of fair value exposures and hedges of cash flow exposures. Fair value exposures relate to recognized assets or liabilities and firm commitments, while cash flow exposures relate to the variability of future cash flows associated with recognized assets or liabilities or forecasted transactions.

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and uses certain financial instruments to manage its foreign currency, interest rate and fair value exposures. To qualify a derivative as a hedge at inception and throughout the hedge period, the Company formally documents the nature and relationships between hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it is deemed probable the forecasted transaction will not occur, then the gain or loss would be recognized in current earnings. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Company does not engage in trading or other speculative use of financial instruments.

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

Changes in the fair value of derivatives designated as fair value hedges are recognized in earnings as offsets to changes in fair value of exposures being hedged. The change in the fair value of derivatives designated as cash flow hedges are deferred in Accumulated other comprehensive income (loss) and are recognized in earnings as hedged transactions occur. Transactions deemed ineffective are recognized in earnings immediately.

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

In November 2007, the Company entered into an interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment. At June 30, 2009, the Company had $400.0 notional amount of this interest rate swap agreement outstanding, which matures in 2017. The fair market value of this swap at June 30, 2009 resulted in a gain of $34.8, which was recorded in Other assets and as an adjustment to the carrying value of the hedged debt.

The Company had entered into a prior interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment. At December 31, 2006, the Company had $200.0 notional amount of this interest rate swap agreement outstanding, which matured in 2014. To maintain an appropriate balance between floating and fixed rate obligations on its mix of indebtedness, the Company exited this interest rate swap agreement on January 15, 2007 and paid $5.4. This loss was recorded as an adjustment to the carrying value of the hedged debt and will be amortized through the original debt maturity date of 2014. As of June 30, 2009, the net adjustment to the carrying value of the hedged debt for the two interest swap agreements was a gain of $31.3.

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates. At June 30, 2009, the Company had $779.1 notional amount of currency exchange forward contracts outstanding, most of which mature on or before June 30, 2010. The fair market value of these contracts at June 30, 2009 was a net loss of $9.6. At June 30, 2009, $450.8 notional amount ($6.9 of fair value losses) of these contracts have been designated as, and are effective as, cash flow hedges of specifically identified transactions. During 2009 and 2008, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income (loss), and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments under SFAS No. 133 that are reported in the Condensed Consolidated Balance Sheet as of June 30, 2009:

Asset Derivatives	Balance Sheet Location	Fair Value

Foreign exchange contracts	Other current assets	$19.3
Interest rate contract	Other assets	34.8
Total asset derivatives		$54.1

Liability Derivatives

Foreign exchange contracts	Other current liabilities	$28.9
Interest rate contract	Long-term debt, less current portion	31.3
Total liability derivatives		$60.2

Total Derivatives		$(6.1)

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

The following tables provide the effect of derivative instruments on the Condensed Consolidated Statement of Income and Other Comprehensive Income (Loss) (“OCI”) for the three and six months ended June 30, 2009:

Gain or (Loss) Recognized on Derivatives in Income
Fair Value Derivatives	Location	Three months ended June 30, 2009	Six months ended June 30, 2009
Interest rate contract	Interest expense	$4.1	$7.6

Gain or (Loss) Recognized on Derivatives in OCI
Cash flow Derivatives	Three months ended June 30, 2009	Six months ended June 30, 2009
Foreign exchange contracts	$(1.8)	$4.6

Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective)
Location	Three months ended June 30, 2009	Six months ended June 30, 2009
Cost of goods sold	$6.3	$11.0
Other income (expense)	0.2	(1.5)
Total	$6.5	$9.5

Gain or (Loss) Recognized on Derivatives (Ineffective) in Income
Location	Three months ended June 30, 2009	Six months ended June 30, 2009
Other income (expense)	$1.0	$2.5

Unrealized net gains (losses), net of tax, included in Accumulated other comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$(6.4)	$(5.3)	$(1.0)	$(5.0)
Additional gains (losses)	1.6	10.3	(2.1)	11.4
Amounts reclassified to earnings	0.2	(5.8)	(1.5)	(7.2)
Balance at end of period	$(4.6)	$(0.8)	$(4.6)	$(0.8)

The estimated amount of existing pre-tax net losses for derivative contracts recorded in Accumulated other comprehensive income (loss) as of June 30, 2009 expected to be reclassified into earnings in the next twelve months is $4.6.

NOTE J - FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis under the provisions of SFAS No. 157 include interest rate swap and foreign currency forward contracts discussed in Note I - “Derivative Financial Instruments.” These contracts are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. These approaches often use market multiples derived from a set of comparables. SFAS No. 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Determining which category an asset or liability falls within this hierarchy requires judgment. The Company evaluates its hierarchy disclosures each quarter. As discussed in Note I - “Derivative Financial Instruments,” the Company has two types of derivative instruments that it records at fair value on a recurring basis, the interest rate swap and foreign exchange contracts. The interest rate swap is categorized under Level 2 of the hierarchy above and is recorded at June 30, 2009 as an asset of $34.8. The foreign exchange contracts are categorized under Level 1 of the hierarchy above and are recorded at June 30, 2009 as a net liability of $6.9. The fair value of the interest rate swap agreement is based on LIBOR yield curves at the reporting date. The fair values of the foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date.

NOTE K - RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions. Given recent economic trends, in 2008 and continuing in the first half of 2009, the Company initiated certain restructuring programs across all segments to better utilize its workforce to match the decreased demand for its products. These restructuring activities reduced the number of team members at all levels and caused the Company to incur costs for employee termination benefits related to the team member reductions. For the six months ended June 30, 2009, the costs incurred equaled the expected costs for these programs. The existing reserve balance as of June 30, 2009 is expected to be paid primarily in the second half of 2009. The following table provides a roll forward of the restructuring reserve by segment and the line items in the Condensed Consolidated Statement of Income, Cost of good sold (“COGS”) or Selling, general and administrative expense (“SG&A”) in which these activities were recorded:

Number of headcount reductions (1)		Restructuring reserve at December 31, 2008	Restructuring charges		Cash expenditures	Restructuring reserve at June 30, 2009
			COGS	SG&A
Aerial Work Platforms	843	$4.0	$5.2	$1.5	$(6.2)	$4.5
Construction	592	4.7	27.8	14.8	(9.8)	37.5
Cranes	267	0.1	1.0	0.6	(0.5)	1.2
Materials Processing & Mining	330	—	2.1	1.8	(3.1)	0.8
Corporate and Other	42	—	—	1.0	0.7	1.7
Total	2,074	$8.8	$36.1	$19.7	$(18.9)	$45.7

(1)	Headcount data not in millions

NOTE L - LONG-TERM OBLIGATIONS

2006 Credit Agreement

On July 14, 2006, the Company and certain of its subsidiaries entered into a Credit Agreement (the “2006 Credit Agreement”) with the lenders party thereto (the “Lenders”) and Credit Suisse, as administrative and collateral agent. The 2006 Credit Agreement provides the Company with a revolving line of credit of up to $550 available through July 14, 2012 and term debt of $136.2 that will mature on July 14, 2013. The revolving line of credit consists of $350 of domestic revolving loans and $200 of multicurrency revolving loans. The 2006 Credit Agreement also provides for incremental loan commitments of up to $300, which may be extended at the option of the Lenders or other lenders, subject to the approval of the administrative agent, in the form of revolving credit loans, term loans or a combination of both. The 2006 Credit Agreement was amended on January 1, 2008, February 24, 2009 and June 3, 2009.

Pursuant to the June 2009 amendment, the Company reduced its domestic revolving credit commitments under the 2006 Credit Agreement by $150, prepaid $58.4 principal amount of its term loans thereunder, and increased the interest rates charged thereunder. The amendment also eliminated certain existing financial covenants dealing with the Company’s consolidated leverage ratio and consolidated fixed charge coverage ratio, and instead will require the Company to maintain liquidity of not less than $250 on the last day of each fiscal quarter through June 30, 2011, and thereafter maintain a specified senior secured debt leverage ratio. Pursuant to the amendment, the Company added flexibility in various restrictive covenants and also agreed to provide certain collateral to secure the Company’s obligations under the 2006 Credit Agreement. The amendment also included certain other technical changes.

The Company recorded a charge of $3.3 to recognize a loss on the write-off of unamortized debt acquisition costs for the June 2009 amendment and for debt acquisition costs incurred in connection with the prepayment of existing term loans.

As of June 30, 2009 and December 31, 2008, the Company had $136.2 and $195.0, respectively, of term loans outstanding under the 2006 Credit Agreement. Term loans under the 2006 Credit Agreement bear interest at a rate of LIBOR plus 3.75% and LIBOR plus 1.75% at June 30, 2009 and December 31, 2008, respectively. The weighted average interest rate on the term loans under the 2006 Credit Agreement at June 30, 2009 and December 31, 2008 was 4.35% and 3.21%, respectively.

At December 31, 2008, the Company had a balance of $35.0 outstanding under the revolving credit component of the 2006 Credit Agreement. The Company did not have any revolving credit amount outstanding as of June 30, 2009. The weighted average interest rate on the outstanding portion of the 2006 Credit Agreement revolving credit component at December 31, 2008 was 3.25%.

The 2006 Credit Agreement incorporates facilities for issuance of letters of credit up to $250. Letters of credit issued under the 2006 Credit Agreement letter of credit facility decrease availability under the $550 revolving line of credit. As of June 30, 2009 and December 31, 2008, the Company had letters of credit issued under the 2006 Credit Agreement that totaled $64.1 and $82.2, respectively. The 2006 Credit Agreement also permits the Company to have additional letter of credit facilities up to $100, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit. As of June 30, 2009 and December 31, 2008, the Company had letters of credit issued under the additional letter of credit facilities of the 2006 Credit Agreement that totaled $11.0 and $13.9, respectively. The Company also has bilateral arrangements to issue letters of credit with various other financial institutions. These additional letters of credit do not reduce the Company’s availability under the 2006 Credit Agreement. The Company had letters of credit issued under these additional arrangements of $48.2 and $59.2 as of June 30, 2009 and December 31, 2008, respectively. In total, as of June 30, 2009 and December 31, 2008, the Company had letters of credit outstanding of $123.3 and $155.3, respectively.

The 2006 Credit Agreement requires the Company to comply with a number of covenants. These covenants require the Company to meet certain financial tests, namely (a) to maintain liquidity (as defined in the amendment) of not less than $250 on the last day of each fiscal quarter through June 30, 2011, and (b) thereafter, to maintain a senior secured debt leverage ratio (as defined in the amendment) not in excess of 3.50 to 1.00 at the end of each fiscal quarter, with the ratio declining to 3.00 to 1.00 effective October 1, 2012 and 2.50 to 1.00 effective October 1, 2013. The covenants also limit, in certain circumstances, Terex’s ability to take a variety of actions, including: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; engage in acquisitions, mergers, consolidations and asset sales; and pay dividends and distributions, including share repurchases. At any time on or prior to June 30, 2011, if the Company’s consolidated leverage ratio is greater than 2.50 to 1.00, the Company will be prohibited from repurchasing shares of its Common Stock, paying dividends or redeeming debt (other than regularly scheduled payments of debt and debt under the 2006 Credit Agreement). The 2006 Credit Agreement also contains customary events of default. The Company’s future compliance with its financial covenants under the 2006 Credit Agreement will depend on its ability to generate earnings and manage its assets effectively. The 2006 Credit Agreement also has various non-financial covenants, both requiring the Company to refrain from taking certain future actions (as described above) and requiring the Company to take certain actions, such as keeping in good standing its corporate existence, maintaining insurance, and providing its bank lending group with financial information on a timely basis.

The Company and certain of its subsidiaries agreed to take certain actions to secure borrowings under the 2006 Credit Agreement. As a result, the Company and certain of its subsidiaries entered into an Amended and Restated Guarantee and Collateral Agreement with Credit Suisse, as collateral agent for the Lenders, granting security to the Lenders for amounts borrowed under the 2006 Credit Agreement. The Company is required to (a) pledge as collateral the capital stock of the Company’s material domestic subsidiaries and 65% of the capital stock of certain of the Company’s material foreign subsidiaries, and (b) provide a first priority security interest in, and mortgages on, substantially all of the Company’s domestic assets.

10-7/8% Senior Notes

On June 3, 2009, the Company sold and issued $300 aggregate principal amount of 10-7/8% Senior Notes Due 2016 sold at 97.633% (“10-7/8% Notes”). The Company used a portion of the approximately $293 proceeds from the offering of the 10-7/8% Notes, together with a portion of the proceeds from the 4% Convertible Notes discussed below, to prepay a portion of its term loans under the 2006 Credit Agreement and to pay off the outstanding balance under the revolving credit component of the 2006 Credit Agreement. The 10-7/8% Notes are not currently guaranteed by any of the Company’s subsidiaries, but under specified limited circumstances, along with the 4% Convertible Notes and the 8% Senior Subordinated Notes Due 2017 (“8% Notes”), could be guaranteed by certain domestic subsidiaries of the Company in the future. The 10-7/8% Notes are redeemable by the Company beginning in June 2013 at an initial redemption price of 105.438% of principal amount.

4% Convertible Senior Subordinated Notes

On June 3, 2009, the Company sold and issued $172.5 aggregate principal amount of 4% Convertible Notes. In certain circumstances and during certain periods, the 4% Convertible Notes will be convertible at an initial conversion rate of 61.5385 shares of Common Stock per $1,000 principal amount of convertible notes, equivalent to an initial conversion price of approximately $16.25 per share of common stock, subject to adjustment in some events. Upon conversion, Terex will deliver cash up to the aggregate principal amount of the 4% Convertible Notes to be converted and shares of Common Stock with respect to the remainder, if any, of Terex’s convertible obligation in excess of the aggregate principal amount of the 4% Convertible Notes being converted. The 4% Convertible Notes are not currently guaranteed by any of the Company’s subsidiaries, but under specified limited circumstances, along with the 10-7/8% Notes and 8% Senior Subordinated Notes, could be guaranteed by certain domestic subsidiaries of the Company in the future.

The provisions of FSP No. APB 14-1 are applicable to the 4% Convertible Notes. FSP No. APB 14-1 requires the Company, as issuer of the 4% Convertible Notes, to separately account for the liability and equity components of the 4% Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. The Company allocated $54.3 of the $172.5 principal amount of the 4% Convertible Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through June 2015. The Company recorded a related deferred tax liability of $19.4 on the equity component. The balance of the 4% Convertible Notes was $118.7 at June 30, 2009. Accordingly, the Company’s effective interest rate on the 4% Convertible Notes will be 11.375%, so the Company will recognize interest expense during the twelve months ended June 2010 on the 4% Convertible Notes in an amount that approximates 11.375% of $118.2, the liability component of the 4% Convertible Notes at the date of issuance. The Company recognized interest expense of $1.0 on the 4% Convertible Notes for the three and six months ended June 30, 2009. The interest expense recognized for the 4% Convertible Notes in the twelve months ended June 2011 and subsequent periods will increase as the discount is amortized using the effective interest method, which accretes the debt balance over its term to $172.5 at maturity. Interest expense on the 4% Convertible Notes throughout its term includes 4% annually of cash interest on the maturity balance of $172.5 plus non-cash interest expense accreted to the debt balance as described. The 4% Convertible Notes are classified as long-term debt in the Company’s Condensed Consolidated Balance Sheet at June 30, 2009 based on their June 2015 maturity date.

8% Senior Subordinated Notes

On November 13, 2007, the Company sold and issued $800 aggregate principal amount of 8% Notes. The 8% Notes are not currently guaranteed by any of the Company’s subsidiaries, but under specified limited circumstances, along with the 10-7/8% Notes and the 4% Convertible Notes, could be guaranteed by certain domestic subsidiaries of the Company in the future. The 8% Notes are redeemable by the Company beginning in November 2012 at an initial redemption price of 104.000% of principal amount.

7-3/8% Senior Subordinated Notes

As of June 30, 2009, the Company had $298.8 aggregate principal amount of 7-3/8% Senior Subordinated Notes Due 2014 (“7-3/8% Notes”) outstanding. The 7-3/8% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note Q - “Consolidating Financial Statements”). The 7-3/8% Notes were redeemable by the Company beginning in January 2009 at an initial redemption price of 103.688% of principal amount. The Company does not currently plan to redeem these notes.

Based on quoted market values and indicative price quotations from financial institutions, the Company estimates that the fair values of the 7-3/8% Notes, 8% Notes, 4% Convertible Notes (net of discount), 10-7/8% Notes and the term debt under the 2006 Credit Agreement were approximately $276, $610, $118, $293 and $127, respectively as of June 30, 2009. The Company believes that the carrying value of its other borrowings approximates fair market value based on discounted future cash flows using rates currently available for debt of similar terms and remaining maturities.

NOTE M - RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of June 30, 2009, the Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”). Prior to December 31, 2008, the Company maintained four qualified plans, which were merged into one plan during 2008. Participation in the plan for all employees has been frozen. Participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only. The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company’s policy generally to fund the Terex Plan based on the minimum requirements of the Employee Retirement Income Security Act of 1974. Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds.

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

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Components of net periodic cost:
Service cost	$0.5	$0.5	$1.1	$1.1
Interest cost	2.1	2.0	4.2	4.1
Expected return on plan assets	(1.6)	(2.2)	(3.2)	(4.5)
Amortization of prior service cost	-	-	-	0.1
Recognized actuarial loss	1.3	0.6	2.5	1.1
Net periodic cost	$2.3	$0.9	$4.6	$1.9

	Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Components of net periodic cost:
Service cost	$-	$-	$0.1	$0.1
Interest cost	0.2	0.2	0.4	0.4
Recognized actuarial loss	0.1	0.1	0.2	0.2
Net periodic cost	$0.3	$0.3	$0.7	$0.7

The Company plans to contribute approximately $5 to its U.S. defined benefit pension and post-retirement plans for the year ending December 31, 2009. During the six months ended June 30, 2009, the Company contributed $1.3 to its U.S. defined benefit pension plans.

International Plans – The Company maintains defined benefit plans in Germany, France, China, India and the United Kingdom for some of its subsidiaries. The plans in Germany, China, India and France are unfunded plans. For the Company’s operations in Italy, Indonesia and the United Arab Emirates, there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination. The Company records this obligation based on the mandated requirements. The measure of the current obligation is not dependent on the employees’ future service and therefore is measured at current value.

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Components of net periodic cost:
Service cost	$1.7	$2.1	$3.0	$4.1
Interest cost	4.2	4.6	8.0	9.1
Expected return on plan assets	(1.3)	(2.0)	(2.5)	(4.0)
Amortization of prior service cost	0.2	0.3	0.4	0.6
Recognized actuarial loss	0.3	0.3	0.5	0.6
Net periodic cost	$5.1	$5.3	$9.4	$10.4

The Company plans to contribute approximately $14 to its international defined benefit pension plans for the year ending December 31, 2009. During the six months ended June 30, 2009, the Company contributed $9.0 to its international defined benefit pension plans.

NOTE N - LITIGATION AND CONTINGENCIES

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

The Company has previously disclosed that the SEC has been conducting a private investigation. This investigation is presently focused on (1) the circumstances of the restatement of certain of the Company’s financial statements for the years 2000-2004 and (2) the accounting for certain transactions between the Company and United Rentals, Inc. that took place in 2000 and 2001, and one transaction between United Rentals, Inc. and one of the Company’s subsidiaries that took place in 2001, before that subsidiary was acquired by the Company.  The Company is cooperating with the SEC with respect to these matters and has furnished the SEC with the information it has requested.

The independent members of the Company’s Board of Directors (the “Board”) have formed a Special Committee of the Board (the “Special Committee”) to review and advise the Board regarding these matters, and after receiving advice from the Special Committee and outside advisors, the Board has authorized an agreement in principle with the SEC’s Staff to present a proposed resolution of these matters to the SEC Commissioners, subject to final documentation and the language of any complaint. Under the terms of the proposed settlement, the Company would consent, without admitting or denying the allegations of the SEC’s complaint, to an injunction against committing or aiding and abetting any future violations of the anti-fraud, books and records, reporting and internal control provisions of the federal securities laws and related SEC rules. The Company would also agree to pay a civil penalty and has taken a reserve in the amount of $8.

The proposed settlement with the SEC Staff remains subject to the final approval of the SEC Commissioners (and, thereafter, of the court in which an SEC complaint would be filed).   There is no assurance that the SEC Commissioners or such court will approve this proposed settlement. In the event the proposed settlement is not accepted by either the SEC or such court, the Company would either be required to defend any charges the SEC might bring, or try to reach a different resolution acceptable to the SEC and its Staff, as well as the court.

The proposed settlement, if approved, resolves all matters relating to the potential liability of the Company with respect to the SEC investigations described above. Current or former employees of the Company, including our Chief Executive Officer, Ronald M. DeFeo (who also served for some relevant periods of time as a member of United Rental’s Board and Audit Committee), are not addressed by this proposed settlement. The Company does not know whether the SEC will commence additional proceedings in the future against any individuals on any of the matters under review by the SEC Staff.

The Company is involved in various other legal proceedings, including workers’ compensation liability and intellectual property litigation, which have arisen in the normal course of its operations. The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company’s outstanding letters of credit totaled $123.3 at June 30, 2009. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

As of June 30, 2009 and December 31, 2008, the Company’s maximum exposure to such credit guarantees was $253.8 and $238.3, respectively, including total guarantees issued by Terex Demag GmbH, part of the Cranes segment, of $121.6 and $156.1, respectively, and Genie Holdings, Inc. and its affiliates, part of the Aerial Work Platforms segment, of $48.1 and $46.1, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Given current financial and economic conditions, there can be no assurance that historical credit default experience will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. The maximum exposure for residual value guarantees issued by the Company totaled $30.8 and $35.1 as of June 30, 2009 and December 31, 2008, respectively. The Company is able to mitigate some of the risk associated with these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of June 30, 2009 and December 31, 2008, the Company’s maximum exposure pursuant to buyback guarantees was $156.4 and $145.7, respectively, including total guarantees issued by Genie of $145.0 and $140.4, respectively. The Company is able to mitigate some of the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

Given current economic conditions, there can be no assurance that our historical experience in used equipment markets will be indicative of future results. Our ability to recover losses experienced from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

As of June 30, 2009 and December 31, 2008, the Company has recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Consolidated Balance Sheet of approximately $23 and $19, respectively, for the estimated fair value of all guarantees provided.

NOTE O - STOCKHOLDERS’ EQUITY

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(77.7)	$237.1	$(152.2)	$401.3
Other comprehensive income (loss):
Pension liability adjustment	(1.5)	(0.1)	(0.4)	-
Translation adjustment	167.5	13.7	97.6	95.3
Derivative hedging adjustment	1.8	4.5	(3.6)	4.2
Comprehensive income (loss)	90.1	255.2	(58.6)	500.8
Comprehensive loss (income) attributable to noncontrolling interest	0.1	(1.4)	(0.5)	(2.9)
Comprehensive income (loss) attributable to Terex Corporation	$90.2	$253.8	$(59.1)	$497.9

During the six months ended June 30, 2009, the Company purchased the remaining 20% of a noncontrolling interest in two of its subsidiaries in the Aerial Work Platforms segment.  The result of the transaction was a decrease in Noncontrolling interest of $2.9 and an increase in Additional paid-in capital of $1.2 in the Condensed Consolidated Balance Sheet as of June 30, 2009.

During the six months ended June 30, 2009, the Company granted 1,570 thousand shares of restricted stock to its employees with a weighted average grant date fair value of $7.87 per share.  Approximately 65% of these restricted stock awards vest ratably over a three-year period and 35% cliff vest at the end of a three-year period.  139 thousand of these shares are based on performance targets, with 105 thousand of these performance grants containing a market condition. The Company used the Monte Carlo method to determine a grant date fair value of $5.74 per share for the awards with a market condition. The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award. The following table presents the weighted-average assumptions used in the valuation:

Dividend yield	0.00%
Expected volatility	71.93%
Risk-free interest rate	1.38%
Expected life (in years)	3

In December 2006, the Board of Directors of the Company authorized the repurchase of up to $200 of the Company’s outstanding common shares through June 30, 2008. In December 2007, the Board of Directors of the Company increased the share repurchase program by $500, bringing the total amount that may be repurchased under the program to $700, and extended the expiration date for the program through June 30, 2009. In July 2008, the Board of Directors of the Company increased the share repurchase program by an additional $500, bringing the total amount that may be repurchased under the program to $1,200. The program expired on June 30, 2009. During the six months ended June 30, 2009, the Company did not acquire any shares pursuant to the share repurchase program.  In total, the Company purchased approximately 9.7 million shares under this program for approximately $562 through June 30, 2009.

In June 2009, the Company completed a public offering of Common Stock resulting in the issuance of 12.65 million shares at a price of $13.00 per share. The Company received approximately $156 of net proceeds (net of $8.2 of expenses) from the sale of the shares. This transaction increased the recorded amounts of Common Stock by $0.1  and increased additional paid-in capital by approximately $156.

In June 2009, the Company sold and issued 4% Convertible Notes. See Note L – “Long-Term Obligations” for a description of these notes.

NOTE P - SUBSEQUENT EVENTS

On July 23, 2009, the Company acquired the port equipment businesses of Fantuzzi Industries S.a.r.l and Noell Crane (collectively, “Fantuzzi”) for net consideration of approximately €155. Financial arrangements were made with existing financial creditors of Fantuzzi to provide the Company with long-term financing on favorable terms for substantially all of the acquisition price.

In connection with the acquisition of Fantuzzi, on July 22, 2009, the Company entered into an Incremental Term Loan Assumption Agreement (the “JPM Incremental Agreement”) with J.P. Morgan Chase International Financing Limited (“JPM”) and on July 23, 2009, the Company entered into an Incremental Term Loan Assumption Agreement (the “Italian Banks Incremental Agreement”) with certain of the Fantuzzi lenders, both under the Company’s existing credit facility. Pursuant to the JPM Incremental Agreement, the Company borrowed from JPM approximately $66, which will bear interest at a rate of LIBOR plus 3.75% and mature on July 14, 2013. The Italian Banks Incremental Agreement will be funded upon certain bonds issued by Fantuzzi Finance S.A., having been discharged in full, which is expected to occur in the second half of 2009. Pursuant to the Italian Banks Incremental Agreement, the Company will borrow from certain of the Fantuzzi lenders the U.S. dollar equivalent of approximately €48, which will bear interest at a rate of LIBOR plus 3.75% and mature on July 14, 2013. The net proceeds of both incremental term loans are being used primarily to refinance a portion of the existing indebtedness of Fantuzzi. These loans utilize a portion of the $300 available to the Company for incremental loan commitments under the 2006 Credit Agreement.

The Company assessed events occurring subsequent to June 30, 2009 through July 30, 2009 for potential recognition and disclosure in the condensed consolidated financial statements. The condensed consolidated financial statements were filed on July 30, 2009.

NOTE Q - CONSOLIDATING FINANCIAL STATEMENTS

On November 25, 2003, the Company sold and issued $300 aggregate principal amount of the 7-3/8% Notes. As of June 30, 2009, the 7-3/8% Notes were jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): Amida Industries, Inc., A.S.V., Inc., CMI Terex Corporation, Duvalpilot Equipment Outfitters, LLC, Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS National, Inc., Halco America Inc., Hydra Platforms Mfg. Inc., Koehring Cranes, Inc., Loegering Mfg. Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Powerscreen USC Inc., PPM Cranes, Inc., Schaeff Incorporated, Schaeff of North America, Inc., Spinnaker Insurance Company, Superior Highwall Holding, Inc., Superior Highwall Miners, Inc., Terex Advance Mixer, Inc., Terex Aerials, Inc., Terex Cranes, Inc., Terex Cranes Wilmington, Inc., Terex Financial Services, Inc., Terex Mexico, LLC, Terex Mining Equipment, Inc., Terex USA, LLC, Terex Utilities, Inc., Terex-RO Corporation and Terex-Telelect, Inc. All of the guarantees are full and unconditional. No subsidiaries of the Company, except the Wholly-owned Guarantors, have provided a guarantee of the 7-3/8% Notes.

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

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED JUNE 30, 2009

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$135.0	$329.5	$993.6	$(137.9)	$1,320.2
Cost of goods sold	(116.6)	(314.7)	(898.9)	137.9	(1,192.3)
Gross profit	18.4	14.8	94.7	-	127.9
Selling, general and administrative expenses	(28.4)	(58.6)	(126.6)	-	(213.6)
Income (loss) from operations	(10.0)	(43.8)	(31.9)	-	(85.7)
Interest income	0.2	0.1	0.6	-	0.9
Interest expense	(17.3)	(2.4)	(5.6)	-	(25.3)
Loss on early extinguishment of debt	(3.3)	-	-	-	(3.3)
Loss from subsidiaries	(59.2)	-	-	59.2	-
Other income (expense) - net	8.1	(0.1)	(3.1)	-	4.9
Loss before income taxes	(81.5)	(46.2)	(40.0)	59.2	(108.5)
Benefit from income taxes	3.9	14.1	12.8	-	30.8
Net loss	(77.6)	(32.1)	(27.2)	59.2	(77.7)
Less: Net loss attributable to noncontrolling interest	-	-	0.1	-	0.1
Net loss attributable to Terex Corporation	$(77.6)	$(32.1)	$(27.1)	$59.2	$(77.6)

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED JUNE 30, 2008

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$199.6	$1,034.8	$2,097.5	$(396.0)	$2,935.9
Cost of goods sold	(179.0)	(803.1)	(1,698.6)	396.0	(2,284.7)
Gross profit	20.6	231.7	398.9	-	651.2
Selling, general and administrative expenses	(34.4)	(76.0)	(169.9)	-	(280.3)
Income (loss) from operations	(13.8)	155.7	229.0	-	370.9
Interest income	0.3	0.1	4.6	-	5.0
Interest expense	(15.7)	(2.4)	(6.2)	-	(24.3)
Income from subsidiaries	258.9	-	-	(258.9)	-
Other income (expense) - net	(7.2)	21.6	(12.1)	-	2.3
Income before income taxes	222.5	175.0	215.3	(258.9)	353.9
Provision for income taxes	13.8	(63.2)	(67.4)	-	(116.8)
Net income	236.3	111.8	147.9	(258.9)	237.1
Less: Net (income) loss attributable to noncontrolling interest	-	0.2	(1.0)	-	(0.8)
Net income attributable to Terex Corporation	$236.3	$112.0	$146.9	$(258.9)	$236.3

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

SIX MONTHS ENDED JUNE 30, 2009

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$273.4	$724.3	$1,951.2	$(326.1)	$2,622.8
Cost of goods sold	(239.7)	(691.9)	(1,744.9)	326.1	(2,350.4)
Gross profit	33.7	32.4	206.3	-	272.4
Selling, general and administrative expenses	(46.3)	(120.5)	(263.8)	-	(430.6)
Income (loss) from operations	(12.6)	(88.1)	(57.5)	-	(158.2)
Interest income	0.3	0.2	1.6	-	2.1
Interest expense	(31.6)	(4.9)	(12.3)	-	(48.8)
Loss on early extinguishment of debt	(3.3)	-	-	-	(3.3)
Loss from subsidiaries	(129.8)	-	-	129.8	-
Other income (expense) - net	13.3	(0.2)	(11.9)	-	1.2
Loss before income taxes	(163.7)	(93.0)	(80.1)	129.8	(207.0)
Benefit from income taxes	11.2	25.8	17.8	-	54.8
Net loss	(152.5)	(67.2)	(62.3)	129.8	(152.2)
Less: Net income attributable to noncontrolling interest	-	-	(0.3)	-	(0.3)
Net loss attributable to Terex Corporation	$(152.5)	$(67.2)	$(62.6)	$129.8	$(152.5)

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

SIX MONTHS ENDED JUNE 30, 2008

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$368.2	$1,865.3	$3,755.6	$(690.5)	$5,298.6
Cost of goods sold	(329.6)	(1,436.6)	(3,057.7)	690.5	(4,133.4)
Gross profit	38.6	428.7	697.9	-	1,165.2
Selling, general and administrative expenses	(56.6)	(158.2)	(323.2)	-	(538.0)
Income (loss) from operations	(18.0)	270.5	374.7	-	627.2
Interest income	3.9	0.3	9.9	-	14.1
Interest expense	(32.3)	(5.1)	(12.4)	-	(49.8)
Income from subsidiaries	427.9	-	-	(427.9)	-
Other income (expense) - net	4.3	22.0	(16.5)	-	9.8
Income before income taxes	385.8	287.7	355.7	(427.9)	601.3
Benefit from (provision for) income taxes	13.8	(101.5)	(112.3)	-	(200.0)
Net income	399.6	186.2	243.4	(427.9)	401.3
Less: Net loss (income) attributable to noncontrolling interest	-	0.1	(1.8)	-	(1.7)
Net income attributable to Terex Corporation	$399.6	$186.3	$241.6	$(427.9)	$399.6

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2009

(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$503.6	$1.5	$433.4	$-	$938.5
Trade receivables - net	44.7	126.8	468.3	-	639.8
Intercompany receivables	24.4	56.2	158.7	(239.3)	-
Inventories	245.3	411.7	1,345.1	-	2,002.1
Other current assets	156.2	15.2	190.2	-	361.6
Total current assets	974.2	611.4	2,595.7	(239.3)	3,942.0
Property, plant & equipment - net	61.9	145.9	287.7	-	495.5
Investment in and advances to (from) subsidiaries	2,375.2	(120.7)	(426.5)	(1,828.0)	-
Goodwill	4.5	214.6	257.2	-	476.3
Other assets	55.6	194.0	213.8	-	463.4

Total assets	$3,471.4	$1,045.2	$2,927.9	$(2,067.3)	$5,377.2

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$0.3	$8.3	$42.8	$-	$51.4
Trade accounts payable	47.3	84.4	387.2	-	518.9
Intercompany payables	47.2	(15.6)	207.7	(239.3)	-
Accruals and other current liabilities	110.6	106.6	524.5	-	741.7
Total current liabilities	205.4	183.7	1,162.2	(239.3)	1,312.0
Long-term debt, less current portion	1,293.9	120.0	271.3	-	1,685.2
Retirement plans and other	111.9	72.5	316.9	-	501.3
Stockholders’ equity	1,860.2	669.0	1,177.5	(1,828.0)	1,878.7

Total liabilities and stockholders’ equity	$3,471.4	$1,045.2	$2,927.9	$(2,067.3)	$5,377.2

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

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2009

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(3.9)	$5.4	$(37.8)	$-	$(36.3)
Cash flows from investing activities
Capital expenditures	(5.8)	(6.8)	(22.3)	-	(34.9)
Proceeds from sale of assets	-	0.1	1.1	-	1.2
Net cash used in investing activities	(5.8)	(6.7)	(21.2)	-	(33.7)
Cash flows from financing activities
Proceeds from issuance of long-term debt	465.4	-	-	-	465.4
Principal repayments of long-term debt	(58.4)	-	-	-	(58.4)
Proceeds from issuance of common stock	156.3	-	-	-	156.3
Proceeds from stock options exercised	0.1	-	-	-	0.1
Net borrowings (repayments) under revolving line of credit agreements	(35.0)	(1.2)	5.5	-	(30.7)
Payment of debt issuance costs	(16.6)	-	-	-	(16.6)
Acquisition of noncontrolling interest	-	(1.7)	-	-	(1.7)
Other – net	-	(0.1)	(0.7)	-	(0.8)
Net cash provided by (used in) financing activities	511.8	(3.0)	4.8	-	513.6
Effect of exchange rate changes on cash and cash equivalents	-	-	10.5	-	10.5
Net increase (decrease) in cash and cash equivalents	502.1	(4.3)	(43.7)	-	454.1
Cash and cash equivalents, beginning of period	1.5	5.8	477.1	-	484.4
Cash and cash equivalents, end of period	$503.6	$1.5	$433.4	$-	$938.5

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

We also assist customers in their rental, leasing and acquisition of our products through Terex Financial Services, Inc..

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

Overview

We continue to experience many challenges in the current operating environment, as the turmoil from the ongoing global recession continues to deeply impact our business. Each of our segments experienced significantly weaker results in the second quarter of 2009 than in the comparable period in 2008. Profits in our Cranes and Materials Processing & Mining (“MPM”) segments during the second quarter of 2009 were more than offset by losses in our Aerial Work Platforms (“AWP”) and Construction segments. The turmoil from the global credit crisis and economic slowdown has quickly and deeply impacted sales for both the Company and the industry as a whole, with net sales in certain of our businesses down almost 85% from year ago levels. We continue to realign our businesses for the current demand environment by reducing headcount, lowering production levels and production capacity, and consolidating facilities. We remain focused on the challenges ahead and believe we will be a leaner, more competitive company in the future.

The global economy remains under stress and our expectations for the remainder for 2009 have been lowered as we expect the second half of 2009 to continue to be challenging. We are planning for continued softness in demand in most of our end markets as a result of weak global economies, combined with continued constrained credit availability worldwide. We now expect our overall 2009 net sales to decline approximately 50% as compared to 2008, approximately 7% of which is the estimated translation effect of foreign currency exchange rate changes.

While we remain confident that our strategy of product and geographic diversity is the right one to deliver positive shareholder returns for the long term, the current environment presents unique challenges. The depth and duration of the global economic decline is not known, although some stability is beginning to develop in a number of our businesses, giving us an opportunity to lay the foundation for better operating performance in 2010. We expect little market help throughout the remainder of 2009 and 2010. However, we will continue to focus on the items we can control such as expense management, cash generation and returning our factories to steady, planned production levels.

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions.  In response to the present economic environment, we have taken and will continue to take aggressive actions to reduce costs and preserve cash in all of our businesses. These actions have already resulted in a $246 million quarterly manufacturing and selling, general and administrative (less restructuring) run-rate spending reduction, as compared to spending levels in the second quarter of 2008, with a target to achieve a per quarter spending reduction of $300 million by year-end 2009. Our manufacturing spending itself was down 49% from the second quarter of 2008.

Given the ongoing recession, in 2008 and continuing in the first half of 2009, the Company initiated certain restructuring programs across all segments to better utilize its workforce to match the decreased demand for its products.  The impact of restructuring activities is expected to result in improved financial results for the second half of 2009, although we do not expect to be profitable for the second half of 2009, excluding charges related to ongoing restructuring activities. See Note K –“Restructuring and Other Charges” in our Condensed Consolidated Financial Statements for a detailed description of our restructuring activities, including the reasons, timing and costs associated with such activities.

The marketplace for each of our businesses is somewhat different, but there is a common approach we are taking throughout the Company. In the remainder of 2009, we will continue to aggressively manage our business for cash. We are operating with a build-to-order approach and we are making solid progress toward our goal of further reducing inventory levels. All of our businesses are working closely with our suppliers to minimize raw material deliveries and with our customers and dealers to confirm existing orders in an effort to minimize the level of inventory in the distribution channel. We continue to operate at reduced production levels, in many instances at levels well below current demand, with the primary objective to reduce inventory. We believe that this strategy, along with significant reductions in production scheduling, should generate significant cash flow from operations during the remainder of 2009. During the second quarter of 2009, inventory reductions generated cash of approximately $278 million and we continue to expect to generate more than $500 million of cash from inventory reductions by the end of 2009.

We are also pleased with the progress in reducing our material costs. Most of our steel costs are back to 2007 levels and other component costs are decreasing as well. We expect to see increasing benefits from lower input costs in the second half of 2009 as raw material receipts increase as we work through our existing raw material inventory.

Due to the ongoing economic uncertainty, customers are ordering equipment when needed, rather than planning purchases in advance as they did in prior periods, resulting in minimal levels of backlog. As a result, year-over-year backlog for all of our segments is down significantly, with AWP, Construction and MPM backlogs down over 65%. Demand for our AWP products has exhibited signs of stability during the last six months, although at low levels. Materials Processing backlog was basically unchanged from March 31, 2009 levels as some stability has been reached in end markets, although at a low level. Mining truck backlog remained relatively unchanged from March 31, 2009 levels due to orders received in June. Mining shovel and drill backlog was down sequentially as demand for the smaller end of the product line slowed. Demand for high capacity cranes, including crawler and all-terrain cranes, is softening, but there is continued demand as these cranes are utilized in infrastructure and energy related projects. Demand for tower cranes and smaller mid-size capacity cranes remains weak.

Our Construction businesses are experiencing a number of significant challenges in this very difficult environment and we are making changes to improve these businesses to meet these challenges. While we currently are implementing the necessary changes to overcome these obstacles, we continue to evaluate strategic options for these businesses and the Construction segment as a whole.

During the second quarter of 2009, we raised approximately $608 million of total net proceeds from three capital markets issuances: 1) $300 million principal amount of 10.875% Senior Notes due 2016 at an issue price of 97.633%; 2) 12.65 million shares of common stock, priced at $13.00 per share; and 3) $172.5 million principal amount of 4.00% Convertible Senior Subordinated Notes due 2015. Our capital markets activity this quarter, plus cash generated from operations, resulted in an improved liquidity position with cash and borrowing availability of approximately $939 million and $486 million, respectively, at June 30, 2009.

Upon completion of the financing, our credit facility was amended to eliminate financial covenants based on our consolidated leverage ratio and consolidated fixed charge coverage ratio, and instead added requirements that we maintain liquidity of not less than $250 million on the last day of each fiscal quarter through June 30, 2011, and thereafter maintain a specified senior secured debt leverage ratio.

As a result of these actions, we have strengthened our balance sheet and our liquidity position while removing the uncertainty associated with the earnings-based financial covenants under our credit agreement. With the actions we are taking to reduce costs and increase cash generated from operations, along with our strengthened balance sheet, we expect to have sufficient liquidity to execute our key business plans.

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

We use ROIC as a unifying metric because we feel that it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe that ROIC measures return on the full enterprise-wide amount of capital invested in our business, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe that adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. Consistent with this belief, we use ROIC in evaluating executive performance and compensation, as we have disclosed in the Compensation Discussion and Analysis in our proxy statement for the 2009 annual meeting of stockholders. As of October 1, 2008, we performed our annual goodwill impairment test, which resulted in a non-cash impairment charge for goodwill of $459.9 million, which represented all of the goodwill recorded in the Construction segment and former RBUO segment. However, we do not believe that non-cash impairment charges are indicative of returns on our invested capital. Therefore, we have excluded the effect of these impairment charges from the metrics used in our calculation of ROIC. As the tables below show, our ROIC at June 30, 2009 was 2.2%, down from 27.1% at June 30, 2008, mainly due to the operating losses and cash flow from operations in the recent periods.

The amounts described below are reported in millions of U.S. dollars, except for the effective tax rates. Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Jun ‘09	Mar ‘09	Dec ‘08	Sep ‘08	Jun ‘08
(Benefit from) provision for income taxes as adjusted	$(30.8)	$(24.0)	$(1.0)	$44.9
Divided by: Income (loss) before income taxes as adjusted	(108.5)	(98.5)	37.0	139.4
Effective tax rate as adjusted	28.4%	24.4%	(2.7)%	32.2%

Income (loss) from operations as adjusted	$(85.7)	$(72.5)	$68.1	$167.2
Multiplied by: 1 minus Effective tax rate as adjusted	71.6%	75.6%	102.7%	67.8%
Adjusted net operating profit (loss) after tax	$(61.4)	$(54.8)	$69.9	$113.4

Debt (as defined above)	$1,736.6	$1,482.8	$1,435.8	$1,568.2	$1,355.9
Less: Cash and cash equivalents	(938.5)	(344.3)	(484.4)	(487.9)	(590.0)
Debt less Cash and cash equivalents	$798.1	$1,138.5	$951.4	$1,080.3	$765.9

Total Terex Corporation stockholders’ equity as adjusted	$1,860.2	$1,569.8	$2,181.2	$2,302.9	$2,664.6

Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$2,658.3	$2,708.3	$3,132.6	$3,383.2	$3,430.5

June 30, 2009 ROIC	2.2%
Net operating profit after tax as adjusted (last 4 quarters)	$67.1
Average Debt less Cash and cash equivalents plus Total stockholders’ equity (5 quarters)	$3,062.6

Reconciliation of the December 2008 column (above) of ROIC adjusted for goodwill impairment as of and for the three months ended December 31, 2008.
12/31/08
Loss before income taxes as reported	$(422.9)
Less: Goodwill impairment	(459.9)
Income before income taxes as adjusted	$37.0

Benefit from income taxes as reported	$2.7
Less: Benefit from income taxes on impairment	1.7
Benefit from income taxes as adjusted	$1.0

Income before income taxes as adjusted	$37.0
Plus: Benefit from income taxes as adjusted	1.0
Net income as adjusted	$38.0

Loss from operations as reported	$(391.8)
Less: Goodwill impairment	(459.9)
Income from operations as adjusted	$68.1

Total Terex Corporation stockholders' equity as reported	$1,721.7
Less: Net loss as reported	(421.5)
Add: Net income as adjusted	38.0
Total Terex Corporation stockholders' equity as adjusted	$2,181.2

Effective tax rate reconciliation excluding impairment
	Three months ended 12/31/08
	As reported	Impairment	As adjusted
(Loss) income before income taxes	$ (422.9)	$ (459.9)	$ 37.0
Benefit from income taxes	2.7	1.7	1.0
Net (loss) income	$ (420.2)		$ 38.0

Effective tax rate	0.6%	0.4%	(2.7)%

	Jun ‘08	Mar ‘08	Dec ‘07	Sep ‘07	Jun ‘07
Provision for income taxes	$116.8	$83.2	$62.0	$78.5
Divided by: Income before income taxes	353.9	247.5	235.5	231.6
Effective tax rate	33.0%	33.6%	26.3%	33.9%

Income from operations	$370.9	$256.3	$239.9	$236.3
Multiplied by: 1 minus Effective tax rate	67.0%	66.4%	73.7%	66.1%
Net operating profit after tax	$248.5	$170.2	$176.8	$156.2

Debt (as defined above)	$1,355.9	$1,373.4	$1,352.0	$705.6	$651.7
Less: Cash and cash equivalents	(590.0)	(604.2)	(1,272.4)	(516.6)	(453.4)
Debt less Cash and cash equivalents	$765.9	$769.2	$79.6	$189.0	$198.3

Total Terex Corporation stockholders’ equity	$2,664.6	$2,538.1	$2,343.2	$2,254.4	$2,073.4

Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity	$3,430.5	$3,307.3	$2,422.8	$2,443.4	$2,271.7

June 30, 2008 ROIC	27.1%
Net operating profit after tax (last 4 quarters)	$751.7
Average Debt less Cash and cash equivalents plus Total stockholders’ equity (5 quarters)	$2,775.1

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

Terex Consolidated

	Three Months Ended June 30,
	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,320.2	-	$2,935.9	-	(55.0)%
Gross profit	$127.9	9.7%	$651.2	22.2%	(80.4)%
SG&A	$213.6	16.2%	$280.3	9.5%	(23.8)%
(Loss) income from operations	$(85.7)	(6.5)%	$370.9	12.6%	(123.1)%

Net sales for the three months ended June 30, 2009 decreased $1,615.7 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes contributed approximately $175 million to the net sales decrease. Excluding the unfavorable translation effect of foreign currency exchange rate changes, net sales in all segments declined by approximately $1,441 million from the prior year period, primarily due to lower net sales volumes as the global economy continued to deteriorate.

Gross profit for the three months ended June 30, 2009 decreased $523.3 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes decreased gross profit by approximately $23 million from the prior year period. Excluding the unfavorable translation effect of foreign currency exchange rate changes, the impact of lower net sales volume decreased gross profit by approximately $424 million. Charges, primarily related to production level and headcount reductions, decreased gross profit by approximately $34 million. Additionally, due to lower production levels, net manufacturing unabsorbed overhead increased, resulting in a reduction to gross profit of approximately $42 million.

Selling, general and administrative (“SG&A”) costs decreased for the three months ended June 30, 2009 by $66.7 million when compared to the same period in 2008. Approximately $23 million of the decrease was due to the favorable translation effect of foreign currency exchange rate changes. Excluding the favorable translation effect of foreign currency exchange rate changes, SG&A costs in all of the segments decreased by approximately $53 million due to lower net sales volume and curtailment of spending. These decreases were partially offset by approximately $10 million of charges related to headcount reductions.

Income (loss) from operations decreased by $456.6 million for the three months ended June 30, 2009 when compared to the same period in 2008. The decrease was due to the items noted above, particularly lower net sales volume, and higher costs due to lower production levels and headcount reductions, which were partially offset by lower SG&A costs.

Terex Aerial Work Platforms

	Three Months Ended June 30,
	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$209.9	-	$755.4	-	(72.2)%
Gross profit	$10.2	4.9%	$196.5	26.0%	(94.8)%
SG&A	$43.0	20.5%	$65.1	8.6%	(33.9)%
(Loss) income from operations	$(32.8)	(15.6)%	$131.4	17.4%	(125.0)%

Net sales for the Aerial Work Platforms segment for the three months ended June 30, 2009 decreased $545.5 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes accounted for approximately $13 million of the net sales decrease. Lower net sales volume of approximately $528 million across all products and regions primarily drove the decrease in net sales. The lower net sales volume was primarily due to rental customers aging their fleets and deferring purchases of new products, particularly for mid-size booms, scissor lifts and telehandlers. The core markets for aerials in North America and Europe remained at very depressed levels.

Gross profit for the three months ended June 30, 2009 decreased $186.3 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes decreased gross profit by approximately $7 million from the prior year period. The impact of lower net sales volume decreased gross profit by approximately $145 million. Charges, primarily associated with reductions in production levels and restructuring, reduced gross profit by approximately $13 million. Additionally, due to lower production levels, net manufacturing unabsorbed overhead increased, resulting in a reduction to gross profit of approximately $22 million.

SG&A costs for the three months ended June 30, 2009 decreased $22.1 million when compared to the same period in 2008. Approximately $2 million of the decrease was due to the favorable translation effect of foreign currency exchange rate changes. Selling, marketing and administrative costs were lower by approximately $18 million due to decreased volume and curtailment of spending. Additionally, the allocation of corporate costs decreased by approximately $5 million over the prior year period. These decreases were partially offset by approximately $3 million of increased bad debt charges.

Income (loss) from operations for the three months ended June 30, 2009 decreased $164.2 million when compared to the same period in 2008. The decrease was due to the items noted above, particularly lower net sales volume and higher costs due to lower production levels and headcount reductions, partially offset by lower SG&A costs.

Terex Construction

	Three Months Ended June 30,
	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$219.9	-	$691.0	-	(68.2)%
Gross profit	$(24.4)	(11.1)%	$96.6	14.0%	(125.3)%
SG&A	$55.3	25.1%	$73.6	10.7%	(24.9)%
(Loss) income from operations	$(79.7)	(36.2)%	$23.0	3.3%	(446.5)%

Net sales in the Construction segment decreased by $471.1 million for the three months ended June 30, 2009 when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes accounted for approximately $31 million of the net sales decrease. Lower machine sales volumes of approximately $374 million were largely responsible for the decrease in net sales. This was primarily a result of weak customer demand, across all businesses and all geographies, driven by continued constrained credit availability and deferral of capital investments. The environment remained challenging as customers were reluctant to plan purchases in advance and the tightness of commercially available credit continued to impact the ability to finance projects and equipment. Additionally, lower parts, used equipment and other sales volumes decreased net sales by approximately $66 million.

Gross profit decreased $121.0 million for the three months ended June 30, 2009 when compared to the same period in 2008. The impact of lower net sales volume decreased gross profit by approximately $99 million. Additionally, due to lower production levels, net manufacturing unabsorbed overhead increased, resulting in a reduction to gross profit of approximately $9 million. Charges, primarily related to headcount reductions, decreased gross profit by approximately $13 million.

SG&A costs for the three months ended June 30, 2009 decreased $18.3 million when compared to the same period in 2008. The favorable translation effect of foreign currency exchange rate changes decreased SG&A costs by approximately $8 million over the prior year period. Discretionary spending and cost savings associated with prior headcount reductions lowered SG&A costs by approximately $14 million. Additionally, the allocation of corporate costs decreased by approximately $2 million over the prior year period. These decreases were partially offset by increased costs of approximately $7 million due to headcount reductions.

Income (loss) from operations for the three months ended June 30, 2009 decreased $102.7 million when compared to the same period in 2008, resulting primarily from lower net sales volume and higher costs due to lower production levels and headcount reductions, partially offset by lower SG&A costs.

Terex Cranes

	Three Months Ended June 30,
	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$491.0	-	$833.8	-	(41.1)%
Gross profit	$70.0	14.3%	$187.5	22.5%	(62.7)%
SG&A	$50.0	10.2%	$61.2	7.3%	(18.3)%
Income from operations	$20.0	4.1%	$126.3	15.1%	(84.2)%

Net sales for the Cranes segment for the three months ended June 30, 2009 decreased by $342.8 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes on sales decreased net sales by approximately $72 million. Lower net sales volume, particularly for tower cranes, rough-terrain cranes and boom trucks, decreased net sales by approximately $297 million, as commercial construction projects were postponed or halted and oil related energy demand for rough-terrain cranes slowed. These decreases were partially offset by improved product sales mix of approximately $30 million.

Gross profit for the three months ended June 30, 2009 decreased by $117.5 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes decreased gross profit by approximately $12 million from the prior year period. Lower net sales volume decreased gross profit by approximately $98 million. Additionally, due to lower production levels, net manufacturing unabsorbed overhead increased, resulting in a reduction to gross profit of approximately $5 million.

SG&A costs for the three months ended June 30, 2009 decreased $11.2 million over the same period in 2008. The favorable translation effect of foreign currency exchange rate changes decreased SG&A costs by approximately $6 million over the prior year period. Selling costs decreased approximately $5 million due to lower sales volume.

Income from operations for the three months ended June 30, 2009 decreased $106.3 million versus the same period in 2008, resulting primarily from lower net sales volume, partially offset by lower SG&A costs.

Terex Materials Processing & Mining

	Three Months Ended June 30,
	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$416.6	-	$681.5	-	(38.9)%
Gross profit	$71.4	17.1%	$170.0	24.9%	(58.0)%
SG&A	$48.6	11.7%	$59.4	8.7%	(18.2)%
Income from operations	$22.8	5.5%	$110.6	16.2%	(79.4)%

Net sales in the Materials Processing & Mining segment decreased by $264.9 million for the three months ended June 30, 2009 when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes decreased net sales by approximately $59 million. Lower net sales volume of approximately $205 million, particularly in the Materials Processing businesses, was the primary driver of the decrease in net sales. Additionally, parts sales were lower by approximately $23 million due to lower customer utilization and particularly high sales in the prior year period, although the Mining business began to see a reversal of the spare parts decline experienced over the past half year, with spare parts activity noticeably improving in June. These decreases were partially offset by increased mining equipment sales of approximately $22 million due to a favorable product sales mix oriented towards larger trucks, as well as price realization.

Gross profit decreased by $98.6 million in the three months ended June 30, 2009 when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes decreased gross profit by approximately $7 million from the prior year period. Lower net sales volume, partially offset by price realization, decreased gross profit by approximately $82 million. Additionally, due to lower production levels, net manufacturing unabsorbed overhead increased, resulting in a reduction to gross profit of approximately $6 million.

SG&A costs decreased by $10.8 million in the three months ended June 30, 2009 when compared to the same period in 2008. Approximately $7 million of the decrease was due to the favorable translation effect of foreign currency exchange rate changes. Additionally, lower general and administrative costs, primarily due to reduced legal expenses, decreased SG&A cost by approximately $6 million. These reductions were partially offset by increased costs of approximately $2 million due to headcount reductions.

Income from operations for the three months ended June 30, 2009 decreased $87.8 million from the comparable period in 2008, primarily due to lower net sales volume.

Terex Corporate / Eliminations

	Three Months Ended June 30,
	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(17.2)	-	$(25.8)	-	33.3%
Loss from operations	$(16.0)	93.0%	$(20.4)	79.1%	21.6%

The net sales amounts include the elimination of intercompany sales activity among segments. The decrease reflects the favorable impact of cost reduction activities, including salary and benefit cuts and reduced professional fees, partially offset by the reduction in the allocation of corporate costs to the business segments of approximately $11 million and the $8.0 million charge taken during the three months ended June 30, 2009 in anticipation of the previously mentioned proposed SEC settlement (which remains subject to SEC and court approval).

Interest Expense, Net of Interest Income

During the three months ended June 30, 2009, our interest expense net of interest income was $24.4 million, or $5.1 million higher than the same period in the prior year. This increase was primarily related to approximately $4 million of lower interest income in the current year period due to lower interest rates.

Loss on Early Extinguishment of Debt

We recorded a pre-tax charge on an early extinguishment of debt of $3.3 million in the three months ended June 30, 2009.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended June 30, 2009 was income of $4.9 million, an increase of $2.6 million when compared to the same period in the prior year. This was primarily due to higher foreign exchange gains in the current year period compared with the prior year period.

Income Taxes

During the three months ended June 30, 2009, we recognized an income tax benefit of $30.8 million on a loss of $108.5 million, an effective tax rate of 28.4%, as compared to an income tax expense of $116.8 million on income of $353.9 million, an effective tax rate of 33.0%, for the three months ended June 30, 2008. The lower tax rate for the three months ended June 30, 2009 was primarily due to the relative impact of accruals and releases for uncertain tax positions, the non-deductible tax treatment of the charges related to the proposed SEC settlement (which remains subject to SEC and court approval) and changes in the jurisdictional mix of income. As earnings decrease in profitable periods, the items that affect income tax expense have a more significant impact on the effective tax rate.  When the results are losses instead of profits, the effect of items on the tax rate have an opposite impact.  For the remainder of 2009, the magnitude of earnings relative to the items that affect income tax expense may cause volatility in the effective tax rate.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

Terex Consolidated

	Six Months Ended June 30,
	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,622.8	-	$5,298.6	-	(50.5)%
Gross profit	$272.4	10.4%	$1,165.2	22.0%	(76.6)%
SG&A	$430.6	16.4%	$538.0	10.2%	(20.0)%
(Loss) income from operations	$(158.2)	(6.0)%	$627.2	11.8%	(125.2)%

Net sales for the six months ended June 30, 2009 decreased $2,675.8 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes contributed approximately $369 million to the net sales decrease. Excluding the unfavorable translation effect of foreign currency exchange rate changes, net sales in all segments declined by approximately $2,307 million from the prior year period, primarily due to lower net sales volumes as the global economy continued to deteriorate. These decreases were partially offset by approximately $123 million of improvements in product mix and price realization for crane and mining equipment.

Gross profit for the six months ended June 30, 2009 decreased $892.8 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes decreased gross profit by approximately $52 million from the prior year period. Excluding the unfavorable translation effect of foreign currency exchange rate changes, the impact of lower net sales volume decreased gross profit by approximately $676 million. Charges, primarily related to production level and headcount reductions, decreased gross profit by approximately $65 million. Additionally, due to lower production levels, net manufacturing unabsorbed overhead increased, resulting in a reduction to gross profit of approximately $100 million.

Selling, general and administrative (“SG&A”) costs decreased for the six months ended June 30, 2009 by $107.4 million when compared to the same period in 2008. Approximately $49 million of the decrease was due to the favorable translation effect of foreign currency exchange rate changes. Excluding the favorable translation effect of foreign currency exchange rate changes, SG&A costs in all of the segments decreased by approximately $78 million due to lower net sales volume and curtailment of spending. These decreases were partially offset by approximately $20 million of charges related to headcount reductions.

Income (loss) from operations decreased by $785.4 million for the six months ended June 30, 2009 when compared to the same period in 2008. The decrease was due to the items noted above, particularly lower net sales volume, and higher costs due to lower production levels and headcount reductions, which were partially offset by lower SG&A costs.

Terex Aerial Work Platforms

	Six Months Ended June 30,
	2009		2008
	% of Sales			% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$438.4	-	$1,420.1	-	(69.1)%
Gross profit	$15.3	3.5%	$372.9	26.3%	(95.9)%
SG&A	$89.1	20.3%	$132.8	9.4%	(32.9)%
(Loss) income from operations	$(73.8)	(16.8)%	$240.1	16.9%	(130.7)%

Net sales for the Aerial Work Platforms segment for the six months ended June 30, 2009 decreased $981.7 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes accounted for approximately $25 million of the net sales decrease. Lower net sales volume of approximately $947 million across all products and regions primarily drove the decrease in net sales. The lower net sales volume was primarily due to rental customers aging their fleets and deferring purchases of new products, particularly for mid-size booms, scissor lifts and telehandlers.

Gross profit for the six months ended June 30, 2009 decreased $357.6 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes decreased gross profit by approximately $16 million from the prior year period. The impact of lower net sales volume decreased gross profit by approximately $276 million. Charges, primarily associated with reductions in production levels and restructuring, reduced gross profit by approximately $20 million. Additionally, due to lower production levels, net manufacturing unabsorbed overhead increased, resulting in a reduction to gross profit of approximately $46 million.

SG&A costs for the six months ended June 30, 2009 decreased $43.7 million when compared to the same period in 2008. Approximately $5 million of the decrease was due to the favorable translation effect of foreign currency exchange rate changes. Selling, marketing and administrative costs were lower by approximately $30 million due to decreased volume and curtailment of spending. Additionally, the allocation of corporate costs decreased by approximately $10 million over the prior year period.

Income (loss) from operations for the six months ended June 30, 2009 decreased $313.9 million when compared to the same period in 2008. The decrease was due to the items noted above, particularly lower net sales volume and higher costs due to lower production levels and headcount reductions, partially offset by lower SG&A costs.

Terex Construction

	Six Months Ended June 30,
	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$481.6	-	$1,191.6	-	(59.6)%
Gross profit	$(48.1)	(10.0)%	$164.3	13.8%	(129.3)%
SG&A	$115.2	23.9%	$136.8	11.5%	(15.8)%
(Loss) income from operations	$(163.3)	(33.9)%	$27.5	2.3%	(693.8)%

Net sales in the Construction segment decreased by $710.0 million for the six months ended June 30, 2009 when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes accounted for approximately $78 million of the net sales decrease. Lower machine sales volumes of approximately $576 million were largely responsible for the decrease in net sales. This was primarily a result of weak customer demand across all businesses and geographies, driven by continued constrained credit availability and deferral of capital investments. Additionally, lower parts, used equipment and other sales volumes decreased net sales by approximately $62 million.

Gross profit decreased $212.4 million for the six months ended June 30, 2009 when compared to the same period in 2008. The impact of lower net sales volume decreased gross profit by approximately $152 million. Charges, primarily related to lower production levels and headcount reductions, decreased gross profit by approximately $35 million. Additionally, net manufacturing unabsorbed overhead increased, resulting in a reduction to gross profit of approximately $31 million.

SG&A costs for the six months ended June 30, 2009 decreased $21.6 million when compared to the same period in 2008. The favorable translation effect of foreign currency exchange rate changes decreased SG&A costs by approximately $17 million over the prior year period. Selling, marketing and administrative costs were lower by approximately $15 million due to decreased volume and curtailment of spending. Additionally, the corporate cost allocation decreased by approximately $5 million over the prior year period. These decreases were partially offset by increased costs of approximately $15 million due to headcount reductions.

Income (loss) from operations for the six months ended June 30, 2009 decreased $190.8 million when compared to the same period in 2008, resulting primarily from lower net sales volume and higher costs due to lower production levels and headcount reductions, partially offset by lower SG&A costs.

Terex Cranes

	Six Months Ended June 30,
	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$952.4	-	$1,482.7	-	(35.8)%
Gross profit	$148.5	15.6%	$328.2	22.1%	(54.8)%
SG&A	$103.1	10.8%	$118.3	8.0%	(12.8)%
Income from operations	$45.4	4.8%	$209.9	14.2%	(78.4)%

Net sales for the Cranes segment for the six months ended June 30, 2009 decreased by $530.3 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes on sales decreased net sales by approximately $137 million. Lower net sales volume, particularly for tower, rough-terrain, truck and all-terrain cranes, decreased net sales by approximately $466 million, as commercial construction projects were postponed or halted and oil related energy demand for rough-terrain cranes slowed. These decreases were partially offset by an improved mix of product sales and price realization of approximately $82 million.

Gross profit for the six months ended June 30, 2009 decreased by $179.7 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes decreased gross profit by approximately $24 million from the prior year period. Lower net sales volume decreased gross profit by approximately $139 million. Net manufacturing unabsorbed overhead increased, resulting in a reduction to gross profit of approximately $14 million.

SG&A costs for the six months ended June 30, 2009 decreased $15.2 million over the same period in 2008. The favorable translation effect of foreign currency exchange rate changes decreased SG&A costs by approximately $12 million over the prior year period. Additionally, SG&A costs were lower by approximately $4 million primarily due to lower sales volume.

Income from operations for the six months ended June 30, 2009 decreased $164.5 million versus the same period in 2008, primarily due to lower net sales volume and the negative translation effect of foreign currency exchange rate changes, partially offset by the positive impact of an improved product sales mix and price realization.

Terex Materials Processing & Mining

	Six Months Ended June 30,
	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$789.7	-	$1,245.8	-	(36.6)%
Gross profit	$156.0	19.8%	$297.6	23.9%	(47.6)%
SG&A	$97.5	12.3%	$118.3	9.5%	(17.6)%
Income from operations	$58.5	7.4%	$179.3	14.4%	(67.4)%

Net sales in the Materials Processing & Mining segment decreased by $456.1 million for the six months ended June 30, 2009 when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes decreased net sales by approximately $130 million. Lower net sales volume of approximately $360 million, particularly in the Materials Processing businesses, was the primary driver of the decrease in net sales. These decreases were partially offset by an improvement in mining equipment sales of approximately $41 million due to a favorable product sales mix oriented towards larger trucks, as well as price increases for hydraulic shovels and mining trucks.

Gross profit decreased by $141.6 million in the six months ended June 30, 2009 when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes decreased gross profit by approximately $17 million from the prior year period. Lower net sales volume, partially offset by price increases, decreased gross profit by approximately $109 million. Costs associated with reductions in production levels and restructuring reduced gross profit by approximately $6 million. Additionally, due to lower production levels, net manufacturing unabsorbed overhead increased, resulting in a reduction to gross profit of approximately $8 million.

SG&A costs decreased by $20.8 million in the six months ended June 30, 2009 when compared to the same period in 2008. Approximately $15 million of the decrease was due to the favorable translation effect of foreign currency exchange rate changes. Additionally, lower general and administrative costs, primarily due to reduced legal expenses, decreased SG&A cost by approximately $5 million.

Income from operations for the six months ended June 30, 2009 decreased $120.8 million from the comparable period in 2008, primarily due to lower net sales volume.

Terex Corporate / Eliminations

	Six Months Ended June 30,
	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(39.3)	-	$(41.6)	-	5.5%
Loss from operations	$(25.0)	63.6%	$(29.6)	71.2%	15.5%

The net sales amounts include the elimination of intercompany sales activity among segments. Corporate costs before allocations to the business segments decreased as we implemented numerous cost reduction activities. The decrease reflects the favorable impact of cost reduction activities, including salary and benefit cuts and reduced professional fees, partially offset by the reduction in the allocation of corporate costs to the business segments of approximately $19 million and the $8.0 million charge taken during the six months ended June 30, 2009 in anticipation of the previously mentioned proposed SEC settlement (which remains subject to SEC and court approval).

Interest Expense, Net of Interest Income

During the six months ended June 30, 2009, our interest expense net of interest income was $46.7 million, or $11.0 million higher than the same period in the prior year. This increase was primarily related to approximately $12 million of lower interest income in the current year period due to lower interest rates, partially offset by approximately $1 million of lower interest expense due to lower average interest rates for the current year period.

Loss on Early Extinguishment of Debt

We recorded a pre-tax charge on an early extinguishment of debt of $3.3 million in the six months ended June 30, 2009.

Other Income (Expense) – Net

Other income (expense) – net for the six months ended June 30, 2009 was income of $1.2 million, a decrease of $8.6 million when compared to the same period in the prior year. This was primarily due to lower foreign exchange gains in the current year period compared with the prior year period.

Income Taxes

During the six months ended June 30, 2009, we recognized an income tax benefit of $54.8 million on a loss of $207.0 million, an effective tax rate of 26.5%, as compared to an income tax expense of $200.0 million on income of $601.3 million, an effective tax rate of 33.3%, for the six months ended June 30, 2008. The lower tax rate for the six months ended June 30, 2009 was primarily due to the relative impact of accruals and releases for uncertain tax positions, the non-deductible tax treatment of the charges related to the proposed SEC settlement (which remains subject to SEC and court approval) and changes in the jurisdictional mix of income. As earnings decrease in profitable periods, the items that affect income tax expense have a more significant impact on the effective tax rate.  When the results are losses instead of profits, the effect of items on the tax rate have an opposite impact.  For the remainder of 2009, the magnitude of earnings relative to the items that affect income tax expense may cause volatility in the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets. During the second quarter of 2009, we raised approximately $608 million of total net proceeds from three capital markets issuances: 1) $300 million principal amount of 10.875% Senior Notes due 2016 (“10-7/8% Notes”) at an issue price of 97.633%; 2) 12.65 million shares of common stock, priced at $13.00 per share; and 3) $172.5 million principal amount of 4.00% Convertible Senior Subordinated Notes due 2015 (“4% Convertible Notes”). Our capital markets activity this quarter, plus cash generated from operations, resulted in an improved liquidity position. We had cash and cash equivalents of $938.5 million at June 30, 2009. In addition, we had $485.9 million available for borrowing under our revolving credit facilities at June 30, 2009. We believe that cash generated from operations, together with access to our bank credit facilities and cash on hand, provide adequate liquidity to meet our operating and debt service requirements. We have no significant debt maturities until 2012; however, we will continue our focus on internal cash flow generation. With the actions we are taking to reduce costs, delay certain capital spending projects and increase cash generated from operations, along with our strengthened balance sheet, we expect to have sufficient liquidity to execute our key business plans.

For the remainder of 2009, we will continue managing our business aggressively for cash. Generating cash from operations depends primarily on our ability to reduce our investment in working capital and our operating losses. Working capital improvement is the key to our cash flow generation expectations in 2009. We continue to focus on collecting receivables in a timely manner and maintaining cautious credit practices, which resulted in our days sales outstanding decreasing slightly in the second quarter of 2009 from the end of the first quarter of 2009. Our past due receivables were down in the second quarter of 2009, both in dollars and aging percentage, as we continue to closely monitor the financial condition of our customers. Consistent with past practice, each quarter we sell receivables to various third party financial institutions through several pre-arranged facilities. During the second quarter of 2009 and 2008, we sold, without recourse, accounts receivable approximating 9% and 7%, respectively, of our second quarter net sales, to provide additional liquidity. The discontinuance of these facilities could reduce our liquidity.

In the second quarter of 2009, despite the current low level of business, we experienced relatively stable order patterns. We are intensely focused in each of our businesses on managing our sales, inventory and operations planning process to quickly adjust our production rate and material ordering in line with current and anticipated market conditions. We are operating with a build-to-order approach as we tightly manage inventory levels. All of our businesses are working closely with our suppliers to minimize raw material deliveries and with our customers and dealers to confirm existing orders in an effort to minimize the level of inventory in the distribution channel.

We continue to adjust production and incoming material levels as appropriate to reflect slowing end-market demand for our products. Actions have been taken to slow, and in some cases stop, production in response to declining demand. We believe adjusting production levels and curtailing incoming material in our Aerial Work Platforms, Construction and Materials Processing businesses will reduce inventory levels further, and we will continue to carefully manage incoming material in the Cranes and Mining businesses as well to match the demand expectations of these businesses. We continue to operate at reduced production levels, in many instances at levels well below our current demand, with the primary objective of inventory reduction.

We remain focused on increasing inventory turns by sharing, throughout our Company, many of the best practices and lean manufacturing processes that several of our business units have implemented successfully. We expect the above initiatives to reduce the level of inventory needed to support our business and allow us to reduce our manufacturing lead times, thereby reducing our working capital requirements. Despite high current levels of inventory, substantial effort has gone into reviewing and improving our materials planning and forecasting methods. Our continued focus on reducing inventory during the second quarter of 2009 resulted in cash generation of approximately $278 million. Inventory turns in the second quarter of 2009 increased slightly as compared to the first quarter of 2009, but were still significantly lower than in the second quarter of 2008, as volume levels have dropped significantly from the year ago time period. We continue to expect to generate more than $500 million in cash from inventory reductions by the end of 2009.

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

•

Sales of our products are subject to general economic conditions, weather, competition and the translation effect of foreign currency exchange rate changes, and other factors that in many cases are outside our direct control. For example, during periods of economic uncertainty, our customers may delay purchasing decisions, which could have a negative impact on cash generated from operations. As a result of the ongoing recession, many of our customers have delayed or cancelled orders and we anticipate that they will continue to delay capital spending over the near term.

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

To help fund our cash expenditures, we have maintained cash balances and a revolving line of credit in addition to term borrowings from our bank group. Our bank credit facilities provide us with a revolving line of credit of up to $550 million that is available through July 14, 2012 and term debt of $136.2 million that will mature on July 14, 2013. The revolving line of credit consists of $350 million of available domestic revolving loans and $200 million of available multicurrency revolving loans. The credit facilities also provide for incremental loan commitments of up to $300 million, which may be extended at the option of the lenders, in the form of revolving credit loans, term loans or a combination of both. See Note P – “Subsequent Events” in our Condensed Consolidated Financial Statements for information on two incremental term loan assumption agreements entered into in July 2009.

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

The interest rates charged under our bank credit facility are subject to adjustment based on our consolidated leverage ratio. We had no outstanding borrowings under our revolver at June 30, 2009. The weighted average interest rate on the term loans under the bank credit facility was 4.35% and 3.21% at June 30, 2009 and December 31, 2008, respectively.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

Credit ratings on our debt by Moody’s and Standard and Poor’s declined during the quarter with our Moody’s corporate family rating falling to B2 with a stable outlook and our Standard and Poor’s corporate credit rating falling to BB- with a negative outlook.  Lower credit ratings could result in higher interest costs to us in the future.

We anticipate that acquisitions will be a part of our long-term growth strategy, but recent volatility in the financial markets, the downturn in global economic conditions and limited access to capital may slow acquisition activity in the near term. We intend to use a portion of our liquidity to judiciously fund internal expansion activities, including targeted capital expenditures.

On July 23, 2009, we acquired the port equipment businesses of Fantuzzi Industries S.a.r.l and Noell Crane (collectively, “Fantuzzi”) for net consideration of approximately €155 million. Financial arrangements were made with existing financial creditors of Fantuzzi to provide us with long-term financing on favorable terms for substantially all of the acquisition price. As such, we do not expect there to be a significant impact on our available liquidity because of the transaction.

In December 2006, our Board of Directors authorized the repurchase of up to $200 million of our outstanding common shares through June 30, 2008. In December 2007, our Board of Directors increased the share repurchase program by $500 million, bringing the total amount that may be repurchased to $700 million, and extended the expiration date for the program through June 30, 2009. In July 2008, our Board of Directors increased the program by $500 million, bringing the total amount that may be repurchased through June 30, 2009, to $1.2 billion. In total, we have repurchased 9.7 million shares for approximately $562 million through June 30, 2009, under this program. We have not purchased shares under this program since September 2008 due to volatility in the credit markets and our desire to maintain liquidity. The program expired on June 30, 2009.

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

Our contractual obligations increased as a result of the issuance of the 4% Convertible Notes and 10-7/8% Notes. These notes require principal repayments of $172.5 million and $300 million in 2015 and 2016, respectively. Additionally, interest expense related to these notes will increase in each of the periods prior to maturity.

Cash Flows

Cash used in operations for the six months ended June 30, 2009 totaled $36.3 million, compared to cash used in operations of $56.1 million for the six months ended June 30, 2008. The change in cash used in operations was primarily driven by approximately $179 million cash provided from working capital in the current year compared to approximately $503 million of cash used in working capital in the prior year, partially offset by the impact of an approximate $554 million decrease in net income.

Cash used in investing activities for the six months ended June 30, 2009 was $33.7 million, or $505.4 million less than cash used in investing activities for the six months ended June 30, 2008, primarily due to the acquisition of ASV in 2008 and lower capital expenditures in the current year.

Cash provided by financing activities was $513.6 million for the six months ended June 30, 2009 compared to cash used in financing activities for the six months ended June 30, 2008 of $127.3 million, primarily due to proceeds from the capital market issuances of debt and common stock in June 2009 and cash used for share repurchases in 2008.

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

As of June 30, 2009, our maximum exposure to such credit guarantees was $253.8 million, including total credit guarantees issued by Terex Demag GmbH, part of our Cranes segment, and Genie Holdings, Inc. and its affiliates, part of our Aerial Work Platforms segment, of $121.6 million and $48.1 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

Given current financial and economic conditions, there can be no assurance that historical credit default experience will be indicative of future results. Our ability to recover losses experienced from our guarantees may be affected by economic conditions in effect at the time of loss.

We issue, from time to time, residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. As described in Note N – “Litigations and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $30.8 million at June 30, 2009. We are able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of June 30, 2009, our maximum exposure pursuant to buyback guarantees was $156.4 million. We are able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Condensed Consolidated Balance Sheet of approximately $23 million for the estimated fair value of all guarantees provided as of June 30, 2009.

Given current economic conditions, there can be no assurance that our historical experience in used equipment markets will be indicative of future results. Our ability to recover losses experienced from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

Sale-Leaseback Transactions

Our rental business generally rents equipment to customers on a month-to-month basis with an average rental period of four to five months. To better match cash outflows in the rental business to cash inflows from customers, we finance the equipment through a series of sale-leasebacks classified as operating leases. The leaseback period is typically 60 months in duration. At June 30, 2009, the historical cost of equipment being leased back from the financing companies was approximately $34 million and the minimum lease payments for the remainder of 2009 will be approximately $3 million.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which we do business are the Euro and British Pound. We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At June 30, 2009, we had foreign exchange contracts with a notional value of $779.1 million.

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

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate swap agreement to convert $400 million of the principal amount of our 8% Senior Subordinated Notes due 2017 to floating rates. The floating rate is based on a spread of 2.81% over London Interbank Offer Rate (“LIBOR”). At June 30, 2009, the floating rate was 3.70%. In a prior year, we entered into an interest rate swap agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of our 7-3/8% Senior Subordinated Notes. To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million. We recorded this loss as an adjustment to the carrying value of the hedged debt and are amortizing it through the debt maturity date.

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

We generate hazardous and non-hazardous wastes in the normal course of our manufacturing operations. As a result, we are subject to a wide range of federal, state, local and foreign environmental laws and regulations. These laws and regulations govern actions that may have adverse environmental effects, such as discharges to air and water, and also require compliance with certain practices when handling and disposing of hazardous and non-hazardous wastes. These laws and regulations also impose liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances, should any of such events occur. No such incidents have occurred which required us to pay material amounts to comply with such laws and regulations. Compliance with such laws and regulations has required, and will continue to require, us to make expenditures. We do not expect that these expenditures will have a material adverse effect on our business.

We have previously disclosed that the SEC has been conducting a private investigation. This investigation is presently focused on (1) the circumstances of the restatement of certain of our financial statements for the years 2000-2004 and (2) the accounting for certain transactions between us and United Rentals, Inc. that took place in 2000 and 2001, and one transaction between United Rentals, Inc. and one of our subsidiaries that took place in 2001, before that subsidiary was acquired by us.  We are cooperating with the SEC with respect to this matter and have furnished the SEC with the information it has requested of us.

The independent members of our Board of Directors (the “Board”) have formed a Special Committee of the Board (the “Special Committee”) to review and advise the Board regarding this matter, and after receiving advice from the Special Committee and outside advisors, the Board has authorized an agreement in principle with the SEC’s Staff to present a proposed resolution of this matter to the SEC Commissioners, subject to final documentation and the language of any complaint. Under the terms of the proposed settlement, we would consent, without admitting or denying the allegations of the SEC’s complaint, to an injunction against committing or aiding and abetting any future violations of the anti-fraud, books and records, reporting and internal control provisions of the federal securities laws and related SEC rules. We would also agree to pay a civil penalty, and have taken a reserve in the amount of $8 million.  The proposed settlement with the SEC Staff remains subject to the final approval of the SEC Commissioners (and, thereafter, of the court in which an SEC complaint would be filed).

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141R retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141R changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. In April 2009, the FASB issued FSP No. FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP No. FAS 141R-1”), which clarifies the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141R-1 carries forward the requirements in SFAS No. 141 for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. If the acquisition date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies.” SFAS No. 141R and FSP No. FAS 141R-1 were effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, which, for the Company, was January 1, 2009. Adoption of SFAS No. 141R and FSP No. FAS 141R-1 did not have a significant impact on the determination or reporting of our financial results. However, the effects of SFAS No. 141R and FSP No. FAS 141R-1 will depend on any future acquisitions we may complete.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). This statement was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which, for the Company, was January 1, 2009. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. It also amends certain Accounting Research Bulletin No. 51, “Consolidated Financial Statements” consolidation procedures for consistency with the requirements of SFAS No. 141R. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Adoption of SFAS No. 160 did not have a significant impact on the determination or reporting of our financial results.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). This statement was effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, which, for the Company, was January 1, 2009. SFAS No. 161 is intended to improve financial reporting by requiring transparency about the nature, purpose, location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Adoption of SFAS No. 161 did not have a significant impact on the determination or reporting of our financial results. See Note I – “Derivative Financial Instruments” in our Condensed Consolidated Financial Statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS No. 162 is similar to the definition in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS No. 69”). The adoption of SFAS No. 162 did not have a significant effect on our financial statements because we have utilized the guidance within SAS No. 69.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion” (“FSP No. APB 14-1”). FSP No. APB 14-1 requires separate accounting for the liability and equity components of convertible debt securities that allow for either mandatory or optional cash settlement (including partial cash settlement) in a manner that reflects our nonconvertible debt borrowing rate at time of issuance when interest cost is recognized in subsequent periods. This bifurcation results in a component of the convertible debt to be classified in equity and accretion of the resulting discount on the debt as part of interest expense reflected in the income statement. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008, which, for the Company, was January 1, 2009. As disclosed in Note L – “Long-Term Obligations,” the adoption of FSP No. APB 14-1 affected the reporting of the 4% Convertible Senior Subordinated Notes Due 2015 (“4% Convertible Notes”) issued in June 2009.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF No. 08-6”).  EITF No. 08-6 applies to all investments accounted for under the equity method.  It states that an entity shall measure its equity investment initially at cost.  Contingent consideration should only be included in the initial measurement of the equity method investment if it is required to be recognized by specific authoritative guidance other than SFAS No. 141R.  However, if any equity method investment agreement involves a contingent consideration arrangement in which the fair value of the investor’s share of the investee’s net assets exceeds the investor’s initial cost, a liability should be recognized.  An equity method investor is required to recognize other-than-temporary impairments of an equity method investment and shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment.  Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. EITF No. 08-6 shall be effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, and shall be applied prospectively.  Adoption of EITF No. 08-6 did not have a significant impact on the determination or reporting of our financial results.

In December 2008, the FASB issued FSP No. FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”(“FSP No. FAS  132R-1”). FSP No. FAS  132R-1 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP No. FAS 132R-1 requires additional disclosure on benefit plan’s investment allocation decision-making process, the fair value of each major category of plan assets, the valuation techniques used to measure fair value of the plan assets, and any significant concentrations of risk within plan assets. This FSP is effective for fiscal years ending after December 15, 2009, with early application permitted. We do not expect that FSP No. FAS 132R-1 will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP No. FAS 107-1 and APB 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date, fair values for these assets and liabilities have only been disclosed once a year. FSP No. FAS 107-1 and APB 28-1 will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This FSP is effective for interim and annual periods ending after June 15, 2009, with early application permitted for periods ending after March 15, 2009. Adoption of FSP No. FAS 107-1 and APB 28-1 did not have a significant impact on the determination or reporting of our financial results.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  This statement was effective for interim or annual financial periods ending after June 15, 2009.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   It introduces the concept of financial statements being available to be issued.  Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles and all approvals necessary for issuance have been obtained.  SFAS No. 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all readers of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  Adoption of SFAS No. 165 did not have a significant impact on the determination or reporting of our financial results.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 166”).  SFAS No. 166 will require entities to provide more information about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets.  It also requires additional disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  SFAS No. 166 eliminates the concept of a qualifying special-purpose entity and changes the requirements for de-recognition of financial assets.  SFAS No. 166 is effective for us in our interim and annual reporting periods beginning on and after January 1, 2010. Earlier application is prohibited.  We are evaluating the adoption of SFAS No. 166 but do not expect that it will have a significant impact on the determination or reporting of our financial results.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities.  It replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS No. 167 also requires additional disclosures about an enterprise’s involvement in variable interest entities.  SFAS No. 167 is effective for us in our interim and annual reporting periods beginning on and after January 1, 2010. Earlier application is prohibited.  We are currently evaluating the impact adoption of SFAS No. 167 will have on the determination or reporting of our financial results.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”).  The FASB Accounting Standards Codification™ (“Codification”) will be the single source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All existing accounting standards are superseded as described in SFAS No. 168.  All other accounting literature not included in the Codification is nonauthoritative.  This statement is effective for interim and annual periods ending after September 15, 2009.  We do not expect that the adoption of SFAS No. 168 will have a significant impact on the determination or reporting of our financial results.

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

At June 30, 2009, we performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating (loss) income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by an additional 10% to amounts already incorporated in the financial statements for the three months ended June 30, 2009 would have decreased the translation effect of foreign currency exchange rate changes already included in our reported operating (loss) income by approximately $5.4 million for the period.

We assess foreign currency risk based on transactional cash flows and identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures. At June 30, 2009, we had foreign exchange contracts with a notional value of $779.1 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a liability of $9.6 million at June 30, 2009. On a mid to long-term basis, we are considering changes in our manufacturing locations to target closer alignment with our customers, which would also help mitigate our exposure to currency fluctuations.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At June 30, 2009, approximately 34% of our debt was floating rate debt and the weighted average interest rate for all debt was approximately 7.25%.

At June 30, 2009, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at June 30, 2009 would have increased interest expense by approximately $1 million for the six months ended June 30, 2009.

Commodities Risk

Principal materials and components that we use in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our performance. Worldwide steel prices rose for most of 2008 in response to higher demand caused by continued higher consumption in developing market countries such as China. Due to the continued high demand for steel in 2008, many suppliers of steel, castings and other products increased prices or added surcharges to the price of their products. Most of our steel costs are back to 2007 levels and other component costs are decreasing as well. We expect to see increasing benefits from lower input costs in the second half of 2009 as raw material receipts increase as our existing raw material inventory is utilized.

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a sole supplier, although alternative suppliers of such materials are generally available. Current and potential suppliers are evaluated on a regular basis on their ability to meet our requirements and standards. We actively manage our material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability. The inability of suppliers, especially any sole suppliers for a particular business, to deliver materials and components promptly could result in production delays and increased costs to manufacture our products. As a result of the macro-economic challenges currently affecting the economy of the U.S. and other parts of the world, our suppliers may experience serious cash flow problems and, as a result, could seek to significantly and quickly increase their prices or reduce their output. We have designed and implemented plans to mitigate the impact of these risks by using alternate suppliers, leveraging our overall purchasing volumes to obtain favorable pricing, and developing a closer working relationship with key suppliers. We continue to search for acceptable alternative supply sources and less expensive supply options on a regular basis, including by improving the globalization of our supply base and using suppliers in China and India. One key Terex Business System initiative has been developing and implementing world-class capability in supply chain management, logistics and global purchasing. We are focusing on gaining efficiencies with suppliers based on our global purchasing power and resources.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2009, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2009.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in certain claims and litigation arising in the ordinary course of business, which are not considered material to our financial operations or cash flow. For information concerning litigation and other contingencies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Uncertainties.”

Item 1A.	Risk Factors

The risk factors presented below entitled “We have debt outstanding and must comply with restrictive covenants in our debt agreements”, “We face litigation and product liability claims and other liabilities” and “We are currently the subject of government investigations” updates and replaces the similarly named risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. In addition, we have added an additional risk factor below entitled “We may be unable to generate sufficient cash flow to service our debt obligations,” which should be considered in addition to the risk factors disclosed in our Annual Report. There have been no other material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

We have debt outstanding and must comply with restrictive covenants in our debt agreements.

Our existing debt agreements contain a number of significant covenants, which limit our ability to, among other things, borrow additional money, make capital expenditures, pay dividends, dispose of assets and acquire new businesses. These covenants also require us to maintain liquidity of not less than $250 million on the last day of each fiscal quarter through June 30, 2011 and, thereafter, maintain a specified senior secured debt leverage ratio. If the Company is unable to comply with these covenants, there would be a default under these debt agreements. Changes in economic or business conditions, results of operations or other factors could cause the Company to default under its debt agreements. A default, if not waived by Terex’s lenders, could result in acceleration of the Company’s debt and possibly bankruptcy.

We may be unable to generate sufficient cash flow to service our debt obligations.

Servicing our debt will require a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and our business may not generate sufficient cash flow from operating activities. Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Lower revenues, or uncollectible receivables, generally will reduce our cash flow.

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our credit facility or otherwise, in an amount sufficient to fund our liquidity needs.

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

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

We have previously disclosed that the SEC has been conducting a private investigation. This investigation is presently focused on (1) the circumstances of the restatement of certain of our financial statements for the years 2000-2004 and (2) the accounting for certain transactions between us and United Rentals, Inc. that took place in 2000 and 2001, and one transaction between United Rentals, Inc. and one of our subsidiaries that took place in 2001, before that subsidiary was acquired by us.  We are cooperating with the SEC with respect to these matters and have furnished the SEC with the information it has requested of us.

The independent members of our Board have formed a Special Committee to review and advise the Board regarding these matters, and after receiving advice from the Special Committee and outside advisors, the Board has authorized an agreement in principle with the SEC’s Staff to present a proposed resolution of these matters to the SEC Commissioners, subject to final documentation and the language of any complaint. Under the terms of the proposed settlement, we would consent, without admitting or denying the allegations of the SEC’s complaint, to an injunction against committing or aiding and abetting any future violations of the anti-fraud, books and records, reporting and internal control provisions of the federal securities laws and related SEC rules. We would also agree to pay a civil penalty, and have taken a reserve in the amount of $8 million.

The proposed settlement with the SEC Staff remains subject to the final approval of the SEC Commissioners (and, thereafter, of the court in which an SEC complaint would be filed).   There is no assurance that the SEC Commissioners or such court will approve this proposed settlement. In the event the proposed settlement is not accepted by either the SEC or such court, we would either be required to defend any charges the SEC might bring, or try to reach a different resolution acceptable to the SEC and its Staff, as well as the court.

The proposed settlement, if approved, resolves all matters relating to the potential liability of us with respect to the SEC investigations described above. Current or former employees of us, including our Chief Executive Officer, Ronald M. DeFeo (who also served for some relevant periods of time as a member of United Rental’s Board and Audit Committee), are not addressed by this proposed settlement. We do not know whether the SEC will commence additional proceedings in the future against any individuals on any of the matters under review by the SEC Staff.

We have also received subpoenas and requests for information from the DOJ with respect to an investigation by the DOJ into pricing practices in the rock crushing and screening equipment industry.  In connection with this investigation, the DOJ has convened a grand jury. We have been cooperating with the DOJ to furnish information needed to complete its investigation. Until the DOJ investigation is complete, we are not able to predict its outcome.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table provides information about our purchases during the quarter ended June 30, 2009 of our common stock that is registered by us pursuant to the Exchange Act.
	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)

April 1, 2009 - April 30, 2009	—	—	—	$637,974

May 1, 2009 - May 31, 2009	—	—	—	$637,974

June 1, 2009 - June 30, 2009	—	—	—	$637,974

Total	—	—	—	—

(1)

In December 2006, our Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares through June 30, 2008. In December 2007, our Board of Directors increased the authorization for repurchase of the Company’s outstanding common shares by $500 million for a total at that time of $700 million. The program was also extended to allow for repurchases through June 30, 2009. In July 2008, our Board of Directors increased the share repurchase program by $500 million, bringing the total amount that may be repurchased under the program to $1,200 million. The program expired on June 30, 2009.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held May 14, 2009, Terex stockholders holding a majority of the shares of Common Stock outstanding as of the close of business on March 17, 2009 voted on the three proposals included in the Company’s proxy statement as follows:

	For	Withheld

Proposal 1: To elect eleven directors to hold office for one year or until their successors are duly elected and qualified:
Ronald M. DeFeo	76,353,460	1,840,302
G. Chris Andersen	76,766,825	1,426,937
Paula H. J. Cholmondeley	74,180,682	4,013,080
Don DeFosset	71,688,858	6,504,904
William H. Fike	71,345,484	6,848,278
Thomas J. Hansen	77,223,455	970,307
Dr. Donald P. Jacobs	76,700,996	1,492,766
David A. Sachs	71,431,086	6,762,676
Oren G. Shaffer	71,680,352	6,513,410
David C. Wang	71,783,933	6,409,829
Helge H. Wehmeier	77,035,467	1,158,295

	For	Against	Abstain

Proposal 2: To ratify the selection of PricewaterhouseCoopers LLP as independent registered public accounting firm for the Company for 2009	77,207,647	790,076	196,038

	For	Against	Abstain	Broker Non-Votes
Proposal 3: To approve the Terex Corporation 2009 Omnibus Incentive Plan	50,690,228	5,040,008	209,766	22,253,760

Item 5.	Other Information

On July 23, 2009, we acquired the port equipment businesses of Fantuzzi Industries S.a.r.l and Noell Crane (collectively, “Fantuzzi”) for net consideration of approximately €155 million. Financial arrangements were made with existing financial creditors of Fantuzzi to provide us with long-term financing on favorable terms for substantially all of the acquisition price.

In connection with the acquisition of Fantuzzi, on July 22, 2009, we entered into an Incremental Term Loan Assumption Agreement (the “JPM Incremental Agreement”) with J.P. Morgan Chase International Financing Limited (“JPM”) and on July 23, 2009, we entered into an Incremental Term Loan Assumption Agreement (the “Italian Banks Incremental Agreement”) with certain of the Fantuzzi lenders, both under our existing credit facility. Pursuant to the JPM Incremental Agreement, we borrowed from JPM approximately $66 million, which will bear interest at a rate of LIBOR plus 3.75% and mature on July 14, 2013. The Italian Banks Incremental Agreement will be funded upon certain bonds issued by Fantuzzi Finance S.A., having been discharged in full, which is expected to occur in the second half of 2009. Pursuant to the Italian Banks Incremental Agreement, we will borrow from certain of the Fantuzzi lenders the U.S. dollar equivalent of approximately €48 million, which will bear interest at a rate of LIBOR plus 3.75% and mature on July 14, 2013. The net proceeds of both incremental term loans are being used primarily to refinance the existing indebtedness of Fantuzzi. These loans utilize a portion of the $300 million available to us for incremental loan commitments under our existing credit facility.

Item 6.	Exhibits

The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEREX CORPORATION
(Registrant)

Date: July 30, 2009	/s/ Phillip C. Widman
Phillip C. Widman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 30, 2009	/s/ Mark I. Clair
Mark I. Clair
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

4.6

Supplemental Indenture, dated June 3, 2009, between Terex Corporation and HSBC Bank USA, National Association relating to 10-7/8% Senior Notes Due 2016 (incorporated by reference to Exhibit 4.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated June 3, 2009 and filed with the Commission on June 8, 2009).

4.7

Second Supplemental Indenture, dated June 3, 2009, between Terex Corporation and HSBC Bank USA, National Association relating to 4% Convertible Senior Subordinated Notes Due 2015 (incorporated by reference to Exhibit 4.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated June 3, 2009 and filed with the Commission on June 8, 2009).

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

10.23	Amendment No. 3, dated May 27, 2009, to the Credit Agreement dated as of July 14, 2006, among Terex Corporation, certain of its subsidiaries, the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent
(incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 29, 2009 and filed with the Commission on June 3, 2009).

10.24	Amended and Restated Guarantee and Collateral Agreement dated as of July 14, 2009 among Terex Corporation, certain of its subsidiaries and Credit Suisse, as Collateral Agent. *
10.25

Underwriting Agreement, dated November 7, 2007, among Terex Corporation and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and UBS Securities LLC, as representatives for the several underwriters named therein, relating to 8% Senior Subordinated Notes Due 2017 (incorporated by reference to Exhibit 1.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated November 7, 2007 and filed with the Commission on November 8, 2007).

10.26

Underwriting Agreement, dated May 29, 2009, among Terex Corporation and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and UBS Securities LLC, as representatives for the several underwriters named therein, relating to 10-7/8% Senior Notes Due 2016 (incorporated by reference to Exhibit 1.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 29, 2009 and filed with the Commission on June 3, 2009).

10.27

Underwriting Agreement, dated May 29, 2009, among Terex Corporation and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and UBS Securities LLC, as representatives for the several underwriters named therein, relating to the offering of 11,000,000 shares of Common Stock (incorporated by reference to Exhibit 1.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 29, 2009 and filed with the Commission on June 3, 2009).

10.28

Underwriting Agreement, dated May 29, 2009, among Terex Corporation and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and UBS Securities LLC, as representatives for the several underwriters named therein, relating to 4% Convertible Senior Subordinated Notes Due 2015 (incorporated by reference to Exhibit 1.3 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 29, 2009 and filed with the Commission on June 3, 2009).

10.29

Amended and Restated Employment and Compensation Agreement, dated October 14, 2008, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.5 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008).

10.30

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

10.33

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