Form 10-Q
period 2009-09-30
TEREX CORP
filed 2009-10-29
CIK 97216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

F O R M 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of outstanding shares of common stock: 108.1 million as of October 27, 2009.

The Exhibit Index begins on page 59.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of September 30, 2009 unless specifically noted otherwise, and includes financial information with respect to the subsidiaries of the Company listed below (all of which are wholly-owned) which were guarantors on September 30, 2009 (the “Guarantors”) of the Company’s 7-3/8% Senior Subordinated Notes due 2014. See Note P – “Consolidating Financial Statements” to the Company’s September 30, 2009 Condensed Consolidated Financial Statements included in this Quarterly Report. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Uncertainties.” In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words “may,” “expects,” “intends,” “anticipates,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

•	Our business is cyclical and weak general economic conditions, particularly in the key industries we serve, may affect the sales of our products and financial results;
•	uncertainties regarding the duration or severity of the current global economic downturn and disruptions in the financial markets;
•	our ability to access the capital markets to raise funds and provide liquidity;
•	our business is sensitive to fluctuations in government spending;
•	our business is very competitive and may be affected by our cost structure, as well as pricing, product initiatives and actions taken by competitors;
•	a material disruption to one of our significant facilities;
•	our retention of key management personnel;
•	the financial condition of suppliers and customers, and their continued access to capital;
•	our ability to obtain parts and components from suppliers on a timely basis at competitive prices;
•	our ability to timely manufacture and deliver products to customers;
•	the need to generate sufficient cash flow to service our debt obligations and to comply with restrictive covenants contained in our debt agreements;
•	our business is global and subject to changes in exchange rates between currencies, as well as international politics, particularly in developing markets;
•	the effects of changes in laws and regulations;
•	possible work stoppages and other labor matters;
•	compliance with applicable environmental laws and regulations;
•	litigation and product liability claims and other liabilities;
•	an investigation by the Department of Justice (“DOJ”);
•	our implementation of a global enterprise system and its performance; and
•	other factors.

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

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(unaudited)

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$1,226.1	$2,514.6	$3,848.9	$7,813.2
Cost of goods sold	(1,116.5)	(2,068.4)	(3,466.9)	(6,201.8)
Gross profit	109.6	446.2	382.0	1,611.4
Selling, general and administrative expenses	(204.1)	(279.0)	(634.7)	(817.0)
(Loss) income from operations	(94.5)	167.2	(252.7)	794.4
Other income (expense)
Interest income	1.4	4.4	3.5	18.5
Interest expense	(32.6)	(26.4)	(81.4)	(76.2)
Loss on early extinguishment of debt	-	-	(3.3)	-
Other income (expense) – net	(1.2)	(5.8)	-	4.0
(Loss) income before income taxes	(126.9)	139.4	(333.9)	740.7
Benefit from (provision for) income taxes	24.5	(44.9)	79.3	(244.9)
Net (loss) income	(102.4)	94.5	(254.6)	495.8
Less: Net income attributable to noncontrolling interest	(0.7)	(0.7)	(1.0)	(2.4)
Net (loss) income attributable to Terex Corporation	$(103.1)	$93.8	$(255.6)	$493.4
(Loss) Earnings Per Share Attributable to Terex Corporation Common Stockholders:
Basic	$(0.95)	$0.98	$(2.54)	$4.97

Diluted	$(0.95)	$0.96	$(2.54)	$4.89

Weighted average number of shares outstanding in per share calculation
Basic	108.1	96.1	100.7	99.2
Diluted	108.1	98.1	100.7	101.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

(in millions, except par value)

September 30, 2009		December 31, 2008

Assets
Current assets
Cash and cash equivalents	$1,033.2	$484.4
Trade receivables (net of allowance of $63.7 and $62.8 at September 30, 2009 and December 31, 2008, respectively)	678.3	967.5
Inventories	2,018.5	2,234.8
Deferred taxes	176.2	139.0
Other current assets	218.0	215.2
Total current assets	4,124.2	4,040.9
Non-current assets
Property, plant and equipment - net	705.6	481.5
Goodwill	564.7	457.0
Deferred taxes	106.8	84.5
Other assets	406.4	381.5

Total assets	$5,907.7	$5,445.4
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$90.8	$39.4
Trade accounts payable	625.9	983.9
Accrued compensation and benefits	183.6	169.3
Accrued warranties and product liability	158.7	149.3
Customer advances	166.2	119.3
Other current liabilities	376.5	363.4
Total current liabilities	1,601.7	1,824.6
Non-current liabilities
Long-term debt, less current portion	1,912.1	1,396.4
Retirement plans and other	551.4	480.5
Total liabilities	4,065.2	3,701.5
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 120.3 and 107.1 shares at September 30, 2009 and December 31, 2008, respectively	1.2	1.1
Additional paid-in capital	1,249.5	1,046.2
Retained earnings	1,101.0	1,356.6
Accumulated other comprehensive income (loss)	66.5	(82.3)
Less cost of shares of common stock in treasury – 13.1 shares at September 30, 2009 and December 31, 2008	(598.7)	(599.9)
Total Terex Corporation stockholders’ equity	1,819.5	1,721.7
Noncontrolling interest	23.0	22.2
Total equity	1,842.5	1,743.9
Total liabilities and stockholders’ equity	$5,907.7	$5,445.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehen- sive Income (Loss)	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at January 1, 2008	100.3	$ 1.1	$1,004.1	$1,284.7	$ 256.6	$ (203.3)	$ 19.8	$2,363.0

Net Income	—	—	—	71.9	—	—	3.7	75.6
Other Comprehensive Income (Loss) – net of tax:
Translation adjustment	—	—	—	—	(332.2)	—	0.3	(331.9)
Pension liability adjustment	—	—	—	—	(10.7)	—	—	(10.7)
Derivative hedging adjustment	—	—	—	—	4.0	—	—	4.0
Comprehensive Loss								(263.0)
Issuance of Common Stock	0.9	—	44.0	—	—	—	—	44.0
Compensation under Stock-based Plans - net	0.2	—	(2.3)	—	—	3.6	—	1.3
Capital contributed	—	—	—	—	—	—	1.0	1.0
Distributions to noncontrolling interest	—	—	—	—	—	—	(2.6)	(2.6)
Acquisition of Treasury Stock	(7.4)	—	0.4	—	—	(400.2)	—	(399.8)
Balance at December 31, 2008	94.0	1.1	1,046.2	1,356.6	(82.3)	(599.9)	22.2	1,743.9

Net (Loss) Income	—	—	—	(255.6)	—	—	1.0	(254.6)
Other Comprehensive Income (Loss) – net of tax:
Translation adjustment	—	—	—	—	149.4	—	—	149.4
Pension liability adjustment	—	—	—	—	0.5	—	—	0.5
Derivative hedging adjustment	—	—	—	—	(1.1)	—	—	(1.1)
Comprehensive Loss								(105.8)
Issuance of Common Stock	13.2	0.1	181.3	—	—	—	—	181.4
Compensation under Stock-based Plans - net	—	—	(14.0)	—	—	1.4	—	(12.6)
Acquisition	—	—	—	—	—	—	9.7	9.7
Redemption of noncontrolling interest	—	—	1.2	—	—	—	(2.9)	(1.7)
Distributions to noncontrolling interest	—	—	—	—	—	—	(7.0)	(7.0)
Issuance of convertible debt – net of tax	—	—	34.8	—	—	—	—	34.8
Acquisition of Treasury Stock	—	—	—	—	—	(0.2)	—	(0.2)
Balance at September 30, 2009	107.2	$ 1.2	$ 1,249.5	$1,101.0	$ 66.5	$ (598.7)	$ 23.0	$1,842.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in millions)

	Nine Months Ended September 30,
	2009	2008
Operating Activities
Net (loss) income	$(254.6)	$495.8
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation	59.7	56.2
Amortization	17.3	17.7
Deferred taxes	(85.3)	23.7
Loss on early extinguishment of debt	3.3	-
Gain on sale of assets	(0.8)	(1.8)
Asset impairments	3.9	-
Stock-based compensation	25.6	46.5
Excess tax benefit from stock-based compensation	-	(7.2)
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	437.2	(122.1)
Inventories	497.2	(530.1)
Trade accounts payable	(556.3)	42.6
Accrued compensation and benefits	(30.4)	(30.3)
Income taxes payable	(48.8)	50.4
Accrued warranties and product liability	(16.5)	22.4
Customer advances	(28.1)	(33.9)
Other, net	(31.5)	(62.4)
Net cash used in operating activities	(8.1)	(32.5)
Investing Activities
Acquisition of businesses, net of cash acquired	(9.8)	(478.1)
Capital expenditures	(48.1)	(91.6)
Proceeds from sale of assets	2.3	20.4
Net cash used in investing activities	(55.6)	(549.3)
Financing Activities
Proceeds from issuance of long-term debt	620.6	-
Principal repayments of long-term debt	(129.7)	-
Proceeds from issuance of common stock - net	156.3	-
Excess tax benefit from stock-based compensation	-	7.2
Proceeds from stock options exercised	0.4	2.3
Net (repayments) borrowings under revolving line of credit agreements	(36.3)	204.6
Payment of debt issuance costs	(17.2)	-
Share repurchases	-	(395.5)
Redemption of noncontrolling interest	(1.7)	-
Distributions to noncontrolling interest	(7.0)	(2.6)
Other, net	(1.2)	(1.5)
Net cash provided by (used in) financing activities	584.2	(185.5)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	28.3	(17.2)
Net Increase (Decrease) in Cash and Cash Equivalents	548.8	(784.5)
Cash and Cash Equivalents at Beginning of Period	484.4	1,272.4
Cash and Cash Equivalents at End of Period	$1,033.2	$487.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE A - BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements. The accompanying Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Changes in Stockholders’ Equity as of December 31, 2008 have been derived from the audited Consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders’ Equity as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of results that may be reported for the year ending December 31, 2009.

Cash and cash equivalents at September 30, 2009 and December 31, 2008 include $17.8 million and $6.7 million, respectively, which was not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to current period presentation, including the segment realignment discussion in Note B – “Business Segment Information.” In connection with the adoption of the noncontrolling interest guidance codified under Accounting Standards Codification (“ASC”) 810, “Consolidation,” amounts reported in prior year periods have been retroactively adjusted to conform with the presentation requirements of this guidance.

Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued fair value measurement guidance, which was later codified under ASC 820, “Fair Value Measurements and Disclosures.” This guidance was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  It defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This guidance applies under other accounting pronouncements that require or permit fair value measurements.  The guidance indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. This guidance defines fair value based upon an exit price model.  In February 2008, the FASB issued further guidance to exclude accounting for leases from fair value measurement and to delay the effective date of fair value measurement for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of 2009.  Effective January 1, 2009, fair value measurement was applied to nonfinancial assets and nonfinancial liabilities. The adoption of fair value measurements did not have a significant impact on the determination or reporting of the Company’s financial results.

In December 2007, the FASB issued a revision of business combinations guidance, which was later codified under ASC 805, “Business Combinations.” The revised guidance retains the underlying concepts that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. In April 2009, the FASB issued further guidance, which clarifies the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. If the acquisition date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized based on guidance in ASC 450, “Contingencies,” which provides thresholds for recognition based on probability and the ability to reasonably estimate an amount or range of amounts. This guidance was effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, which, for the Company, was January 1, 2009. As discussed in Note G – “Acquisitions,” the adoption of this guidance affected the reporting of the Company’s acquisition of Reggiane Cranes and Plants S.p.A. and Noell Crane Holding GmbH (collectively, “Terex Port Equipment” or the “Port Equipment Business”) from Fantuzzi Industries S.a.r.l.

In December 2007, the FASB issued guidance related to noncontrolling interests later codified under ASC 810, “Consolidation.” This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which, for the Company, was January 1, 2009. This guidance requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. It also amends certain consolidation procedures for consistency with the requirements of the revised business combination guidance discussed above. This guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Adoption of the noncontrolling interest guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

In March 2008, the FASB issued guidance related to disclosures about derivative instruments and hedging activities later codified under ASC 815, “Derivatives and Hedging.” This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, which, for the Company, was January 1, 2009. This guidance is intended to improve financial reporting by requiring transparency about the nature, purpose, location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results. See Note I – “Derivative Financial Instruments.”

In April 2008, the FASB issued guidance related to determining the useful lives of intangible assets later codified under ASC 350, “Intangibles – Goodwill and Other.” This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This guidance was effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008, which, for the Company, was January 1, 2009.   The Company has evaluated the new guidance and has determined that it did not have a significant impact on the determination or reporting of its financial results.

In May 2008, the FASB issued guidance related to accounting for convertible debt instruments that may be settled in cash upon conversion, which was later codified under ASC 470, “Debt.” This guidance requires separate accounting for the liability and equity components of convertible debt securities that allow for either mandatory or optional cash settlement (including partial cash settlement) in a manner that reflects the company’s nonconvertible debt borrowing rate at time of issuance when interest cost is recognized in subsequent periods. This bifurcation results in a component of the convertible debt to be classified in equity and accretion of the resulting discount on the debt as part of interest expense reflected in the income statement. The guidance is effective for fiscal years beginning after December 15, 2008, which, for the Company, was January 1, 2009. As disclosed in Note L – “Long-Term Obligations,” adoption of this guidance affected the reporting of the 4% Convertible Senior Subordinated Notes Due 2015 (“4% Convertible Notes”) issued in June 2009.

In November 2008, the FASB ratified guidance related to equity method investment accounting which was later codified under ASC 323, “Investments – Equity Method and Joint Ventures.” This guidance applies to all investments accounted for under the equity method.  It states that an entity shall measure its equity investment initially at cost.  Contingent consideration should only be included in the initial measurement of the equity method investment if it is required to be recognized by specific authoritative guidance other than that contained in business combinations guidance, ASC 805.  However, if any equity method investment agreement involves a contingent consideration arrangement in which the fair value of the investor’s share of the investee’s net assets exceeds the investor’s initial cost, a liability should be recognized.  An equity method investor is required to recognize other-than-temporary impairments of an equity method investment and shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment.  Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. This guidance shall be effective for fiscal years beginning on or after December 15, 2008, which, for the Company, was January 1, 2009, and interim periods within those fiscal years, and shall be applied prospectively.  Adoption of this equity method investment accounting guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

In December 2008, the FASB issued guidance revising employers’ disclosures about postretirement benefit plan assets which was later codified under ASC 715, “Compensation – Retirement Benefits.” This guidance revised employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance requires additional disclosure on a benefit plan’s investment allocation decision-making process, the fair value of each major category of plan assets, the valuation techniques used to measure fair value of the plan assets, and any significant concentrations of risk within plan assets. This guidance is effective for fiscal years ending after December 15, 2009, with early application permitted. The Company does not expect that this guidance will have a significant impact on the determination or reporting of its financial results.

In April 2009, the FASB issued guidance related to interim disclosures about the fair value of financial instruments later codified under ASC 825, “Financial Instruments.” This guidance enhances consistency in financial reporting by increasing the frequency of fair value disclosures. It relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date, fair values for these assets and liabilities have only been disclosed once a year. This guidance will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This guidance is effective for interim and annual periods ending after June 15, 2009, with early application permitted for periods ending after March 15, 2009. Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

In May 2009, the FASB issued guidance related to subsequent events, which was later codified under ASC 855, “Subsequent Events.”  This guidance was effective for interim or annual financial periods ending after June 15, 2009.  This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all readers of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

In June 2009, the FASB issued guidance to establish the FASB Accounting Standards Codification™ (“Codification”).  The Codification will be the single source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants.  All existing accounting standards are superseded as described in the guidance.  All other accounting literature not included in the Codification is nonauthoritative.  This statement is effective for interim and annual periods ending after September 15, 2009.  The adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 166”), which has not yet been codified.  SFAS No. 166 will require entities to provide more information about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets.  It will also require additional disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  SFAS No. 166 will eliminate the concept of a qualifying special-purpose entity and will change the requirements for de-recognition of financial assets.  SFAS No. 166 will be effective for the Company in its interim and annual reporting periods beginning on and after January 1, 2010. Earlier application is prohibited.  Pending codification, the Company is evaluating the adoption of SFAS No. 166, but does not expect that it will have a significant impact on the determination or reporting of its financial results.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which has not yet been codified. This guidance amends the consolidation guidance applicable to variable interest entities.  It replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS No. 167 also requires additional disclosures about an enterprise’s involvement in variable interest entities.  Pending codification, SFAS No. 167 will be effective for the Company in its interim and annual reporting periods beginning on and after January 1, 2010. Earlier application is prohibited.  The Company is currently evaluating the impact that the adoption of SFAS No. 167 will have on the determination or reporting of its financial results.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value”, which provides clarification that when a quoted price in an active market for the identical liability is not available, fair value is required to be measured using one or more valuation techniques. These valuations may use techniques such as the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, a present value technique or a technique based on the amount at the measurement date that would have to be paid to transfer the identical liability or would be received to enter into the identical liability. This update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required, are Level 1 fair value measurements. The guidance provided in this update was effective for the Company on October 1, 2009. The Company is currently evaluating the impact that the adoption of this guidance will have on the determination or reporting of the Company’s financial results.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements.” This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting. In an arrangement with multiple deliverables, the delivered item(s) shall be considered a separate unit of accounting if: the delivered items have value to the customer on a stand-alone basis. Items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis; and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

Arrangement consideration shall be allocated at the inception of the arrangement to all deliverables based on their relative selling price, except under certain circumstances such as items recorded at fair value and items not contingent upon the delivery of additional items or meeting other specified performance conditions. The selling price for each deliverable shall be determined using vendor specific objective evidence (“VSOE”) of selling price, if it exists, otherwise third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. This guidance eliminates the use of the residual value method for determining allocation of arrangement consideration; and allows the use of an entity's best estimate to determine the selling price if VSOE and TPE cannot be determined. It also requires additional disclosures such as the nature of the arrangement, certain provisions within the arrangement, significant factors used to determine selling prices and the timing of revenue recognition related to the arrangement. This guidance shall be effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company is currently evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical customer review. The Company reviews its allowance for doubtful accounts at least quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines that the receivable will not be recovered. Given current economic conditions, there can be no assurance that the Company’s historical accounts receivable collection experience will be indicative of future results. The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note N - “Litigation and Contingencies.” Substantially all receivables were trade receivables at September 30, 2009 and December 31, 2008.

Accrued Warranties. The Company records accruals for potential warranty claims based on its claim experience. The Company’s products are typically sold with a standard warranty covering defects that arise during a fixed period of time, a fixed number of operating hours, or both. Each business provides a warranty specific to its product lines. The specific warranty offered by a business is a function of customer expectations and competitive forces.

A liability for estimated warranty claims is generally accrued at the time of sale. The non-current portion of the warranty accrual is included in Retirement plans and other in the Condensed Consolidated Balance Sheet. The liability is established using historical warranty claim experience for each product sold. Historical claim experience may be adjusted for known design improvements or for the impact of unusual product quality issues. Warranty reserves are reviewed quarterly to ensure critical assumptions are updated for known events that may affect the estimated warranty liability.

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Nine Months Ended September 30, 2009
Balance at beginning of period	$168.4
Accruals for warranties issued during the period	99.8
Acquisitions	24.2
Changes in estimates	0.8
Settlements during the period	(117.9)
Foreign exchange effect/other	5.9
Balance at end of period	$181.2

Subsequent Events. The Company assessed events occurring subsequent to September 30, 2009 through October 29, 2009 for potential recognition and disclosure in the condensed consolidated financial statements. The condensed consolidated financial statements were filed on October 29, 2009.

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

The Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck-mounted cranes (boom trucks and loading cranes), straddle carriers, gantry cranes, mobile harbor cranes, ship to shore cranes and telescopic container stackers. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities and to improve port productivity. The Company acquired the Port Equipment Business on July 23, 2009. The results of Terex Port Equipment are included in the Cranes segment from its date of acquisition.

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

On January 1, 2009, the Company realigned certain operations in an effort to capture market synergies and streamline its cost structure. The Roadbuilding businesses, formerly part of the Company’s Roadbuilding, Utility Products and Other (“RBUO”) segment, are now consolidated within the Construction segment. The Utility Products businesses, formerly part of the RBUO segment, are now consolidated within the Aerial Work Platforms segment. Additionally, the Company’s truck-mounted articulated hydraulic crane line of business produced in Delmenhorst and Vechta, Germany, formerly part of the Construction segment, is now consolidated within the Cranes segment. Certain other businesses that were included in the RBUO segment are now reported in Corporate and Other, which includes eliminations among the Company’s segments, as well as general and corporate items that have not been allocated to business segments for the three and nine months ended September 30, 2009 and 2008. Business segment information is presented below (in millions), and prior period amounts have been retrospectively adjusted to conform to this presentation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Sales
Aerial Work Platforms	$200.5	$598.2	$638.9	$2,018.3
Construction	236.2	535.0	717.8	1,726.6
Cranes	454.6	736.9	1,407.0	2,219.6
Materials Processing & Mining	338.8	662.0	1,128.5	1,907.8
Eliminations/Corporate	(4.0)	(17.5)	(43.3)	(59.1)
Total	$1,226.1	$2,514.6	$3,848.9	$7,813.2

(Loss) Income from Operations
Aerial Work Platforms	$(50.1)	$24.2	$(123.9)	$264.3
Construction	(59.8)	(23.7)	(223.1)	3.8
Cranes	12.1	85.6	57.5	295.5
Materials Processing & Mining	5.4	91.4	63.9	270.7
Eliminations/Corporate	(2.1)	(10.3)	(27.1)	(39.9)
Total	$(94.5)	$167.2	$(252.7)	$794.4

	September 30, 2009	December 31, 2008
Identifiable Assets
Aerial Work Platforms	$706.4	$889.5
Construction	1,275.1	1,480.7
Cranes	2,355.9	1,769.2
Materials Processing & Mining	2,181.6	2,204.6
Eliminations/Corporate	(611.3)	(898.6)
Total	$5,907.7	$5,445.4

NOTE C - INCOME TAXES

During the three months ended September 30, 2009, the Company recognized an income tax benefit of $24.5 million on a loss of $126.9 million, an effective tax rate of 19.3%, as compared to income tax expense of $44.9 million on income of $139.4 million, an effective tax rate of 32.2%, for the three months ended September 30, 2008. The lower tax rate for the three months ended September 30, 2009 was primarily due to the impact of the Port Equipment Business acquisition and related acquisition expenses for which no tax benefit was recognized, and changes in the provision for uncertain tax positions.

During the nine months ended September 30, 2009, the Company recognized an income tax benefit of $79.3 million on a loss of $333.9 million, an effective tax rate of 23.7%, as compared to income tax expense of $244.9 million on income of $740.7 million, an effective tax rate of 33.1%, for the nine months ended September 30, 2008. The lower tax rate for the nine months ended September 30, 2009 was primarily due to the impact of the Port Equipment Business acquisition and related acquisition expenses for which no tax benefit was recognized, the tax treatment of the SEC settlement charges and changes in the provision for uncertain tax positions.

As earnings decrease in profitable periods, the items that affect income tax expense have a more significant impact on the effective tax rate.   When the results are losses instead of profits, the effect of items on the tax rate have an opposite impact.

The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions, as required. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Germany, Italy, the United Kingdom and the U.S. Various Terex entities are currently under audit in Germany, the United Kingdom, the U.S. and elsewhere. It is reasonably possible that changes to the Company’s unrecognized tax benefits could be significant in the next twelve months due to potential tax audit settlements in these jurisdictions. As a result of uncertainties regarding the timing of the completion of the tax audits and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months and their impact on income tax expense cannot be made.

With few exceptions, including net operating loss carryforwards in the U.S. and Australia, the Company and its subsidiaries are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 1999.

The Company evaluates the realizability of its deferred tax assets each reporting period. The Company must consider all available evidence, both positive and negative, in evaluating the future realizability of its deferred tax assets, including tax loss carryforwards. Realization requires sufficient taxable income to utilize deferred tax assets. The Company records a valuation allowance for each deferred tax asset for which realization is assessed as not more likely than not. The Company’s assessment that deferred tax assets will be realized is based on estimates of future taxable income and is not assured. This assessment could change, however, if estimates of future taxable income are reduced. During the three and nine months ended September 30, 2009, there was no significant change in the Company’s assessment of the realizability of its deferred tax assets.

NOTE D - EARNINGS PER SHARE

	Three Months Ended September 30, (in millions, except per share data)		Nine Months Ended September 30, (in millions, except per share data)
	2009	2008	2009	2008

Net (loss) income attributable to Terex Corporation common stockholders	$(103.1)	$93.8	$(255.6)	$493.4

Basic Shares:
Weighted average shares outstanding	108.1	96.1	100.7	99.2

(Loss) earnings per share - basic:	$(0.95)	$0.98	$(2.54)	$4.97

Diluted shares:
Weighted average shares outstanding	108.1	96.1	100.7	99.2
Effect of dilutive securities:
Stock options and restricted stock awards	-	2.0	-	1.8

Diluted weighted average shares outstanding	108.1	98.1	100.7	101.0

(Loss) earnings per share - diluted:	$(0.95)	$0.96	$(2.54)	$4.89

Weighted average restricted stock awards of 1.1 million and 1.3 million were outstanding during the three months ended September 30, 2009 and 2008, respectively, but were not included in the computation of diluted shares because the effect would have been anti-dilutive. Weighted average restricted stock awards of 919 thousand and 240 thousand were outstanding during the nine months ended September 30, 2009 and 2008, respectively, but were not included in the computation of diluted shares because the effect would have been anti-dilutive. Weighted average options to purchase 769 thousand and 241 thousand shares of the Company’s common stock, par value $.01 per share (“Common Stock”) were outstanding during the three months ended September 30, 2009 and 2008, respectively, but were not included in the computation of diluted shares because the effect would have been anti-dilutive. Weighted average options to purchase 773 thousand and 28 thousand shares of Common Stock were outstanding during the nine months ended September 30, 2009 and 2008, respectively, but were not included in the computation of diluted shares because the effect would have been anti-dilutive. Employee stock options and non-vested restricted shares granted by the Company are required to be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

The 4% Convertible Notes described in Note L – “Long-Term Obligations,” are dilutive to the extent that the volume-weighted average price of the Common Stock from the date of issuance of the 4% Convertible Notes during the three and nine months ended September 30, 2009 was greater than $16.25 per share. The number of shares that were contingently issuable for the 4% Convertible Notes during the three and nine months ended September 30, 2009 was 1.2 million and 517 thousand, respectively, but were not included in the computation of diluted shares because the effect would have been anti-dilutive.

NOTE E - INVENTORIES

Inventories consist of the following (in millions):

	September 30, 2009	December 31, 2008
Finished equipment	$528.1	$673.8
Replacement parts	394.0	395.3
Work-in-process	477.6	435.2
Raw materials and supplies	618.8	730.5
Inventories	$2,018.5	$2,234.8

Reserves for lower of cost or market value, excess and obsolete inventory were $162.2 million and $121.0 million at September 30, 2009 and December 31, 2008, respectively.

NOTE F - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consists of the following (in millions):

	September 30, 2009	December 31, 2008
Property	$76.8	$54.3
Plant	389.6	211.8
Equipment	608.5	522.6
	1,074.9	788.7
Less: Accumulated depreciation	(369.3)	(307.2)
Property, plant and equipment - net	$705.6	$481.5

NOTE G - ACQUISITIONS

2009 Acquisitions

On July 23, 2009, the Company acquired the Port Equipment Business from Fantuzzi Industries S.a.r.l for approximately $126 million, comprised of approximately $71 million of public indebtedness, approximately $45 million of net payables assumed from the seller and approximately $10 million of net cash payments, which included approximately $69 million of cash that the Port Equipment Business had on the date of acquisition Financial arrangements were made with existing financial creditors of the Port Equipment Business to provide the Company with long-term financing on favorable terms for substantially the entire acquisition price. The results of the Port Equipment Business are included in the Cranes segment from the date of acquisition. Terex Port Equipment designs, manufactures and services port equipment with manufacturing facilities in Italy, Germany and China, as well as sales and service branches around the world. This acquisition helps diversify the Company’s Cranes business, and expands the product offering of Terex Cranes to the container transport industry beyond its current stacker product line.

Although the acquisition of Terex Port Equipment was not material to the Condensed Consolidated Statement of Income of the Company, given the relative significance of the total assets and liabilities acquired, the following table provides information summarizing the preliminary fair values of the assets acquired and liabilities assumed at July 23, 2009, the date of acquisition (in millions):

At July 23, 2009:

Current assets	$334.1
Property, plant and equipment	207.3
Intangible assets	21.7
Goodwill	86.6
Other assets	67.2
Total assets acquired	716.9
Current liabilities	386.4
Non-current liabilities	125.2
Total liabilities assumed	511.6
Noncontrolling interest	9.7
Net assets acquired	$195.6

On a preliminary basis, of the approximately $22 million of acquired intangible assets, approximately $16 million was assigned to customer relationships with useful lives of 8-11 years, approximately $2 million was assigned to patents with average useful lives of 5 years and approximately $4 million was assigned to trademarks and trade names with average useful lives of 5 years.

Goodwill of $86.6 million was recognized on the date of acquisition and represented the excess of the purchase price over the preliminary fair values of net assets acquired, as determined at that time. None of the goodwill assigned to Terex Port Equipment is expected to be deductible for tax purposes.

The Company recorded expenses of $4.8 million and $6.8 million, respectively, in other income (expense) – net for acquisition related costs for the three and nine months ended September 30, 2009 in the Condensed Consolidated Statement of Income.

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

The aggregate purchase price for ASV was approximately $457 million, net of cash acquired. The Company issued 24 thousand restricted shares of the Company’s Common Stock valued at $1.7 million, of which $0.8 million was allocated to the purchase price and the remaining $0.9 million will be recorded as an expense of the Company over the remaining service period. On the date of acquisition, ASV had approximately $47 million in cash.

Although the acquisition of ASV was not material to the Company, given the relative significance of the goodwill originally recorded, the following table provides information summarizing the fair values of the assets acquired and liabilities assumed at February 26, 2008, the date of acquisition (in millions):

At February 26, 2008:

Current assets	$164
Property, plant and equipment	31
Intangible assets	106
Goodwill	254
Other assets	8
Total assets acquired	563
Current liabilities	21
Non-current liabilities	38
Total liabilities assumed	59
Net assets acquired	$504

Of the approximately $106 million of acquired intangible assets, approximately $74 million was assigned to customer relationships with useful lives of 10-15 years, approximately $30 million was assigned to patents with useful lives of 10-19 years and approximately $2 million was assigned to trademarks and trade names with useful lives of 5 years.

Goodwill of $295 million was initially recognized on the date of acquisition and purchase accounting adjustments of $41 million were recorded through September 30, 2008, primarily related to adjustments to customer relationships, patents and deferred taxes. Goodwill of approximately $254 million represented the excess of the purchase price over the fair values of net assets acquired, as determined at that time. None of the goodwill assigned to ASV was expected to be deductible for tax purposes. As a result of the annual impairment test for goodwill performed as of October 1, 2008, all of the goodwill recorded for ASV was deemed impaired.

The Company also completed smaller acquisitions during 2008 in the Aerial Work Platforms and Construction segments that, taken together, had an aggregate purchase price of less than $30 million. These acquisitions did not have a material impact on the Company’s financial results either individually or in the aggregate.

NOTE H - GOODWILL

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	Aerial Work Platforms	Construction	Cranes	Materials Processing & Mining	Total
Balance at December 31, 2008	$107.6	$-	$114.7	$234.7	$457.0
Acquisitions	-	-	86.6	-	86.6
Foreign exchange effect and other	0.9	-	6.9	13.3	21.1

Balance at September 30, 2009	$108.5	$-	$208.2	$248.0	$564.7

Due to a number of factors, including the Company’s realignment of certain operations within reporting units, continued weakness in the macroeconomic environment and a decline in forecasted business performance used in the annual goodwill impairment test as of October 1, 2008, the Company performed an interim goodwill impairment test as of September 30, 2009. As part of the Company’s impairment analysis for its reporting units, management determined the fair value of each of its reporting units based on estimates of their respective future cash flows.  These estimates that are used to derive expected cash flows include assumptions regarding future sales levels, the impact of cost reduction programs, and the level of working capital needed to support a given business. The Company relies on data developed by business segment management as well as macroeconomic data in making these calculations. The discounted cash flow model also includes a determination of the Company’s weighted average cost of capital. The cost of capital is based on assumptions about interest rates as well as a risk-adjusted rate of return required by the Company’s equity investors.

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

The interim impairment testing performed in the third quarter of 2009 resulted in the fair value of the reporting units exceeding their carrying value thereby indicating no impairment. Due to the ongoing uncertainty in market conditions, which may negatively impact the performance of the Company’s reporting units, the Company will continue to monitor the estimated fair value of its reporting units for purposes of determining whether there is evidence of an impairment.

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

The Company has used and may use forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions. The primary currencies to which the Company is exposed are the Euro, Australian Dollar and British Pound. The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of Accumulated other comprehensive income (loss) until the underlying hedged transactions are reported in the Company’s Condensed Consolidated Statement of Income. The Company uses interest rate swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt and to fair value changes of fixed rate debt. Primary exposure includes movements in the London Interbank Offer Rate (“LIBOR”).

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

In November 2007, the Company entered into an interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment. At September 30, 2009, the Company had $400.0 million notional amount of this interest rate swap agreement outstanding, which matures in 2017. The fair market value of this swap at September 30, 2009 resulted in a gain of $48.2 million, which was recorded in Other assets and as an adjustment to the carrying value of the hedged debt.

The Company had entered into a prior interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment. At December 31, 2006, the Company had $200.0 million notional amount of this interest rate swap agreement outstanding, which matured in 2014. To maintain an appropriate balance between floating and fixed rate obligations on its mix of indebtedness, the Company exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million. This loss was recorded as an adjustment to the carrying value of the hedged debt and will be amortized through the original debt maturity date of 2014. As of September 30, 2009, the net adjustment to the carrying value of the hedged debt for the two interest swap agreements was a gain of $44.9 million.

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates. At September 30, 2009, the Company had $590.5 million notional amount of currency exchange forward contracts outstanding, most of which mature on or before September 30, 2010. The fair market value of these contracts at September 30, 2009 was a net loss of $3.1 million. At September 30, 2009, $470.4 million notional amount ($3.1 million of fair value losses) of these contracts have been designated as, and are effective as, cash flow hedges of specifically identified transactions. During 2009 and 2008, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income (loss), and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet as of September 30, 2009 (in millions):

Asset Derivatives	Balance Sheet Location	Fair Value

Foreign exchange contracts	Other current assets	$16.6
Interest rate contract	Other assets	48.2
Total asset derivatives		$64.8

Liability Derivatives

Foreign exchange contracts	Other current liabilities	$19.7
Interest rate contract	Long-term debt, less current portion	44.9
Total liability derivatives		$64.6

Total Derivatives		$0.2

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

The following tables provide the effect of derivative instruments on the Condensed Consolidated Statement of Income and Other comprehensive income (loss) (“OCI”) for the three and nine months ended September 30, 2009 (in millions):

Gain or (Loss) Recognized on Derivatives in Income
Fair Value Derivatives	Location	Three months endedSeptember 30, 2009	Nine months endedSeptember 30, 2009
Interest rate contract	Interest expense	$4.4	$12.0

Gain or (Loss) Recognized on Derivatives in OCI
Cash Flow Derivatives	Three months endedSeptember 30, 2009	Nine months endedSeptember 30, 2009
Foreign exchange contracts	$(2.7)	$1.9

Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective)
Location	Three months endedSeptember 30, 2009	Nine months endedSeptember 30, 2009
Cost of goods sold	$(0.3)	$10.7
Other income (expense)	(5.7)	(7.2)
Total	$(6.0)	$3.5

Gain or (Loss) Recognized on Derivatives (Ineffective) in Income
Location	Three months endedSeptember 30, 2009	Nine months endedSeptember 30, 2009
Other income (expense)	$0.1	$2.6

Unrealized net gains (losses), net of tax, included in Accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$(4.6)	$(0.8)	$(1.0)	$(5.0)
Additional gains (losses)	8.2	0.5	6.1	11.9
Amounts reclassified to earnings	(5.7)	(2.9)	(7.2)	(10.1)
Balance at end of period	$(2.1)	$(3.2)	$(2.1)	$(3.2)

The estimated amount of existing pre-tax net losses for derivative contracts recorded in Accumulated other comprehensive income (loss) as of September 30, 2009 expected to be reclassified into earnings in the next twelve months is $2.1 million.

NOTE J - FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis include interest rate swap and foreign currency forward contracts discussed in Note I - “Derivative Financial Instruments.” These contracts are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. These approaches often use market multiples derived from a set of comparables. The fair value hierarchy for those instruments measured at fair value distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Determining which category an asset or liability falls within this hierarchy requires judgment. The Company evaluates its hierarchy disclosures each quarter. As discussed in Note I - “Derivative Financial Instruments,” the Company has two types of derivative instruments that it records at fair value on a recurring basis, the interest rate swap and foreign exchange contracts. The interest rate swap is categorized under Level 2 of the hierarchy above and is recorded at September 30, 2009 as an asset of $48.2 million. The foreign exchange contracts are categorized under Level 1 of the hierarchy above and are recorded at September 30, 2009 as a net liability of $3.1 million. The fair value of the interest rate swap agreement is based on LIBOR yield curves at the reporting date. The fair values of the foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date.

NOTE K - RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions. Given recent economic trends, in 2008 and continuing in 2009, the Company initiated certain restructuring programs across all segments to better utilize its workforce and optimize facility utilization to match the decreased demand for its products.

The workforce restructuring activities reduced the number of team members at all levels and caused the Company to incur costs for employee termination benefits related to the headcount reductions. For the nine months ended September 30, 2009, the costs incurred equaled the expected costs for these programs. The existing reserve balance as of September 30, 2009 for the workforce restructuring activities is expected to be paid primarily in the next six months. Certain temporary workforce reduction activities such as short workweeks incur costs, which are not termination benefits, but are compensation costs without a service benefit provided by the team member. These costs do not vest or accumulate and are expensed as incurred.

The Company implemented restructuring activities at certain facilities in its Aerial Work Platforms (“AWP”) segment to better utilize manufacturing capacity.  The Company is relocating telehandler production from Baraga, Michigan to its Moses Lake, Washington facility.  This restructuring is expected to cost $2.6 million and result in reductions of approximately 86 team members.  Costs of $1.8 million were charged to Cost of goods sold (“COGS”) in the three and nine months ended September 30, 2009 for this program and it is expected to be completed by the first quarter of 2010.

To reduce cost structure and improve efficiencies in its European operations in the AWP segment, the Company centralized logistics and distribution to a single location in the Netherlands. This program is expected to cost $3.4 million, result in headcount reductions of approximately 71 team members and be completed by December 31, 2009. Program costs of $3.1 million were charged to COGS in the nine months ended September 30, 2009. There were no program costs recorded in COGS in the three months ended September 30, 2009. Costs of $0.3 million and $0.8 million were charged to Selling, general and administrative expense (“SG&A”) in the three and nine months ended September 30, 2009, respectively, for this program.

To optimize facility utilization, the Company established a restructuring program to move its crushing and screening manufacturing business from Cedarapids, Iowa within the Materials Processing & Mining segment to other facilities in North America. Engineering, sales and service functions for materials processing equipment currently made at the plant will be retained at the facility for the near future. The program is expected to cost $4.0 million, result in headcount reductions of approximately 186 team members and be completed by the second quarter of 2010. Costs of $1.1 million were charged to COGS and $0.3 million were charged to SG&A in the three and nine months ended September 30, 2009 for this program.

The Company established a restructuring program within the Materials Processing & Mining segment to realize cost synergies and support its joint brand strategy by consolidating certain of its crushing equipment manufacturing businesses. This program will result in the relocation of its Pegson operations in Coalville, United Kingdom to Omagh, Northern Ireland. The global design center for crushing equipment will be retained at Coalville for the near future. The program is expected to cost $8.5 million, result in headcount reductions of approximately 215 team members and be completed by the end of the first quarter of 2010. Program costs of $0.4 million and $1.1 million were charged to COGS in the three and nine months ended September 30, 2009, respectively. Costs of $0.5 million and $1.1 million were charged to SG&A in the three and nine months ended September 30, 2009, respectively, for this program.

The following table provides information by segment of the number of team members reduced during the nine months ended September 30, 2009, the amount of expense incurred during the nine months ended September 30, 2009 and cumulatively and the total amount expected to be incurred (in millions, except headcount):

	Number of headcount reductions	Amount incurred during the nine months ended September 30, 2009	Cumulative amount incurred through September 30, 2009	Total amount expected to be incurred

Aerial Work Platforms	1,462	$11.8	$21.0	$21.3
Construction	924	36.4	43.4	43.4
Cranes	271	3.3	3.5	3.5
Materials Processing & Mining	449	6.1	6.7	15.6
Corporate and Other	55	1.5	2.1	2.1
Total	3,161	$59.1	$76.7	$85.9

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the nine months ended September 30, 2009 (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Restructuring reserve at December 31, 2008	$8.5	$0.3	$—	$8.8
Restructuring charges	47.4	2.3	1.3	51.0
Cash Expenditures	(24.6)	(0.8)	—	(25.4)
Restructuring reserve at September 30, 2009	$31.3	$1.8	$1.3	$34.4

Amount incurred in the nine months ended September 30, 2009	$54.9	$2.3	$1.9	$59.1
Cumulative amount incurred through September 30, 2009	$69.9	$2.9	$3.9	$76.7
Total amount expected to be incurred	$74.6	$5.6	$5.7	$85.9

In aggregate, the restructuring charges described above incurred during the nine months ended September 30, 2009 and 2008 were included in COGS ($37.3 million and $1.9 million) and SG&A ($21.8 million and $1.0 million), respectively.

NOTE L - LONG-TERM OBLIGATIONS

2006 Credit Agreement

On July 14, 2006, the Company and certain of its subsidiaries entered into a Credit Agreement (the “2006 Credit Agreement”) with the lenders party thereto (the “Lenders”) and Credit Suisse, as administrative and collateral agent. The 2006 Credit Agreement provides the Company with a revolving line of credit of up to $550 million available through July 14, 2012 and term debt of $272.3 million that will mature on July 14, 2013. The revolving line of credit consists of $350 million of domestic revolving loans and $200 million of multicurrency revolving loans. The 2006 Credit Agreement also originally provided for incremental loan commitments of up to $300 million, which may be extended at the option of the Lenders or other lenders, subject to the approval of the administrative agent, in the form of revolving credit loans, term loans or a combination of both. As discussed below, the Company drew $136.5 million in incremental term loans under this commitment during the three months ended September 30, 2009, leaving up to $163.5 million available. The 2006 Credit Agreement was amended on January 1, 2008, February 24, 2009 and June 3, 2009.

Pursuant to the June 2009 amendment, the Company reduced its domestic revolving credit commitments under the 2006 Credit Agreement by $150 million, prepaid $58.4 million principal amount of its term loans thereunder, and increased the interest rates charged thereunder. The amendment also eliminated certain existing financial covenants dealing with the Company’s consolidated leverage ratio and consolidated fixed charge coverage ratio, and instead will require the Company to maintain liquidity of not less than $250 million on the last day of each fiscal quarter through June 30, 2011, and thereafter maintain a specified senior secured debt leverage ratio. Pursuant to the amendment, the Company added flexibility in various restrictive covenants and agreed to provide certain collateral to secure the Company’s obligations under the 2006 Credit Agreement. Additionally under the amendment, at any time on or prior to June 30, 2011, if the Company’s consolidated leverage ratio (as defined in the 2006 Credit Agreement) is greater than 2.50 to 1.00, the Company will be prohibited from repurchasing shares of its Common Stock, paying dividends or redeeming debt except with the proceeds of equity offerings and other than regularly scheduled payments of debt and debt under the 2006 Credit Agreement. The amendment also included certain other technical changes.

The Company recorded a charge of $3.3 million to recognize a loss on the write-off of unamortized debt acquisition costs for the June 2009 amendment and for debt acquisition costs incurred in connection with the prepayment of existing term loans.

In connection with the acquisition of the Port Equipment Business, on July 22, 2009, the Company entered into an Incremental Term Loan Assumption Agreement (the “JPM Incremental Agreement”) with J.P. Morgan Chase International Financing Limited and on July 23, 2009, the Company entered into an Incremental Term Loan Assumption Agreement (the “Additional Incremental Agreement”) with certain of the Port Equipment Business lenders, both under the Company’s existing credit facility. Pursuant to the JPM Incremental Agreement, the Company borrowed $66.2 million, which will bear interest at a rate of LIBOR plus 3.75% and mature on July 14, 2013. Pursuant to the Additional Incremental Agreement, the Company borrowed $70.3 million, which will bear interest at a rate of LIBOR plus 3.75% and mature on July 14, 2013. The net proceeds of both incremental term loans are being used for general corporate purposes.

As of September 30, 2009 and December 31, 2008, the Company had $272.3 million and $195.0 million, respectively, of term loans outstanding under the 2006 Credit Agreement. Term loans under the 2006 Credit Agreement bear interest at a rate of LIBOR plus 3.75% and LIBOR plus 1.75% at September 30, 2009 and December 31, 2008, respectively. The weighted average interest rate on the term loans under the 2006 Credit Agreement at September 30, 2009 and December 31, 2008 was 4.03% and 3.21%, respectively.

At December 31, 2008, the Company had a balance of $35.0 million outstanding under the revolving credit component of the 2006 Credit Agreement. The Company had no revolving credit amount outstanding as of September 30, 2009. The weighted average interest rate on the outstanding portion of the 2006 Credit Agreement revolving credit component at December 31, 2008 was 3.25%.

The 2006 Credit Agreement incorporates facilities for issuance of letters of credit up to $250 million. Letters of credit issued under the 2006 Credit Agreement letter of credit facility decrease availability under the $550 million revolving line of credit. As of September 30, 2009 and December 31, 2008, the Company had letters of credit issued under the 2006 Credit Agreement that totaled $79.3 million and $82.2 million, respectively. The 2006 Credit Agreement also permits the Company to have additional letter of credit facilities up to $100 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit. As of September 30, 2009 and December 31, 2008, the Company had letters of credit issued under the additional letter of credit facilities of the 2006 Credit Agreement that totaled $10.0 million and $13.9 million, respectively. The Company also has bilateral arrangements to issue letters of credit with various other financial institutions. These additional letters of credit do not reduce the Company’s availability under the 2006 Credit

Agreement. The Company had letters of credit issued under these additional arrangements of $121.4 million and $59.2 million as of September 30, 2009 and December 31, 2008, respectively. As a result of the acquisition of the Port Equipment Business, letters of credit increased by $70.9 million under these additional arrangements. In total, as of September 30, 2009 and December 31, 2008, the Company had letters of credit outstanding of $210.7 million and $155.3 million, respectively.

The 2006 Credit Agreement requires the Company to comply with a number of covenants. These covenants require the Company to meet certain financial tests, namely (a) to maintain liquidity (as defined in the 2006 Credit Agreement) of not less than $250 million on the last day of each fiscal quarter through June 30, 2011, and (b) thereafter, to maintain a senior secured debt leverage ratio (as defined in the 2006 Credit Agreement) not in excess of 3.50 to 1.00 at the end of each fiscal quarter, with the ratio declining to 3.00 to 1.00 effective October 1, 2012 and 2.50 to 1.00 effective October 1, 2013. The covenants also limit, in certain circumstances, Terex’s ability to take a variety of actions, including: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; engage in acquisitions, mergers, consolidations and asset sales; and pay dividends and distributions, including share repurchases. The 2006 Credit Agreement also contains customary events of default. The Company’s future compliance with its financial covenants under the 2006 Credit Agreement will depend on its ability to generate earnings and manage its assets effectively. The 2006 Credit Agreement also has various non-financial covenants, both requiring the Company to refrain from taking certain future actions (as described above) and requiring the Company to take certain actions, such as keeping in good standing its corporate existence, maintaining insurance, and providing its bank lending group with financial information on a timely basis.

Based on its recent financial performance and the Company’s consolidated leverage ratio being greater than 3.75 to 1.00, the Company currently is subject to certain restrictions under the 2006 Credit Agreement with respect to its uses of cash, including limitations in making acquisitions, repurchasing shares of its Common Stock, paying dividends, redeeming debt except with the proceeds of equity offerings and other than regularly scheduled payments of debt and debt under the 2006 Credit Agreement and incurring additional debt.

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

10-7/8% Senior Notes

On June 3, 2009, the Company sold and issued $300 million aggregate principal amount of 10-7/8% Senior Notes Due 2016 sold at 97.633% (“10-7/8% Notes”). The Company used a portion of the approximately $293 million proceeds from the offering of the 10-7/8% Notes, together with a portion of the proceeds from the 4% Convertible Notes discussed below, to prepay a portion of its term loans under the 2006 Credit Agreement and to pay off the outstanding balance under the revolving credit component of the 2006 Credit Agreement. The 10-7/8% Notes are not currently guaranteed by any of the Company’s subsidiaries, but under specified limited circumstances, along with the 4% Convertible Notes and the 8% Senior Subordinated Notes Due 2017 (“8% Notes”), could be guaranteed by certain domestic subsidiaries of the Company in the future. The 10-7/8% Notes are redeemable by the Company beginning in June 2013 at an initial redemption price of 105.438% of principal amount.

4% Convertible Senior Subordinated Notes

On June 3, 2009, the Company sold and issued $172.5 million aggregate principal amount of 4% Convertible Notes. In certain circumstances and during certain periods, the 4% Convertible Notes will be convertible at an initial conversion rate of 61.5385 shares of Common Stock per $1,000 principal amount of convertible notes, equivalent to an initial conversion price of approximately $16.25 per share of common stock, subject to adjustment in some events. Upon conversion, Terex will deliver cash up to the aggregate principal amount of the 4% Convertible Notes to be converted and shares of Common Stock with respect to the remainder, if any, of Terex’s convertible obligation in excess of the aggregate principal amount of the 4% Convertible Notes being converted. The 4% Convertible Notes are not currently guaranteed by any of the Company’s subsidiaries, but under specified limited circumstances, along with the 10-7/8% Notes and 8% Senior Subordinated Notes, could be guaranteed by certain domestic subsidiaries of the Company in the future.

The Company, as issuer of the 4% Convertible Notes, must separately account for the liability and equity components of the 4% Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. The Company allocated $54.3 million of the $172.5 million principal amount of the 4% Convertible Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through June 2015. The Company recorded a related deferred tax liability of $19.4 million on the equity component. The balance of the 4% Convertible Notes was $120.4 million at September 30, 2009. Accordingly, the Company’s effective interest rate on the 4% Convertible Notes will be 11.375%, so the Company will recognize interest expense during the twelve months ended June 2010 on the 4% Convertible Notes in an amount that approximates 11.375% of $118.2 million, the liability component of the 4% Convertible Notes at the date of issuance. The Company recognized interest expense of $3.4 million and $4.4 million on the 4% Convertible Notes for the three and nine months ended September 30, 2009, respectively. The interest expense recognized for the 4% Convertible Notes will increase as the discount is amortized using the effective interest method, which accretes the debt balance over its term to $172.5 million at maturity. Interest expense on the 4% Convertible Notes throughout its term includes 4% annually of cash interest on the maturity balance of $172.5 million plus non-cash interest expense accreted to the debt balance as described. The 4% Convertible Notes are classified as long-term debt in the Company’s Condensed Consolidated Balance Sheet at September 30, 2009 based on their June 2015 maturity date.

8% Senior Subordinated Notes

On November 13, 2007, the Company sold and issued $800 million aggregate principal amount of 8% Notes. The 8% Notes are not currently guaranteed by any of the Company’s subsidiaries, but under specified limited circumstances, along with the 10-7/8% Notes and the 4% Convertible Notes, could be guaranteed by certain domestic subsidiaries of the Company in the future. The 8% Notes are redeemable by the Company beginning in November 2012 at an initial redemption price of 104.000% of principal amount.

7-3/8% Senior Subordinated Notes

As of September 30, 2009, the Company had $298.9 million aggregate principal amount of 7-3/8% Senior Subordinated Notes Due 2014 (“7-3/8% Notes”) outstanding. The 7-3/8% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note P - “Consolidating Financial Statements”). The 7-3/8% Notes were redeemable by the Company beginning in January 2009 at an initial redemption price of 103.688% of principal amount. The Company does not currently plan to redeem these notes.

Based on quoted market values and indicative price quotations from financial institutions, the Company estimates that the fair values of the 7-3/8% Notes, 8% Notes, 4% Convertible Notes (net of discount), 10-7/8% Notes and the term debt under the 2006 Credit Agreement were approximately $298 million, $736 million, $180 million, $321 million and $267 million, respectively as of September 30, 2009. The Company believes that the carrying value of its other borrowings approximates fair market value based on discounted future cash flows using rates currently available for debt of similar terms and remaining maturities.

The terms of the senior notes, senior subordinated notes and convertible notes described above contain certain restrictions that impact the Company’s ability to make further borrowings and its use of cash.

NOTE M - RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of September 30, 2009, the Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”). Prior to December 31, 2008, the Company maintained four qualified plans, which were merged into one plan during 2008. Participation in the plan for all employees has been frozen. Participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only. The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company’s policy generally to fund the Terex Plan based on the minimum requirements of the Employee Retirement Income Security Act of 1974. Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds.

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

	Pension Benefits
(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Components of net periodic cost:
Service cost	$0.5	$0.5	$1.6	$1.6
Interest cost	2.1	2.0	6.4	6.1
Expected return on plan assets	(1.6)	(2.2)	(4.9)	(6.7)
Amortization of prior service cost	-	-	-	0.1
Recognized actuarial loss	1.3	0.6	3.8	1.7
Net periodic cost	$2.3	$0.9	$6.9	$2.8

	Other Benefits
(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Components of net periodic cost:
Service cost	$-	$-	$0.1	$0.1
Interest cost	0.2	0.2	0.5	0.6
Recognized actuarial loss	0.1	0.1	0.3	0.3
Net periodic cost	$0.3	$0.3	$0.9	$1.0

The Company plans to contribute approximately $5 million to its U.S. defined benefit pension and post-retirement plans for the year ending December 31, 2009. During the nine months ended September 30, 2009, the Company contributed $3.3 million to its U.S. defined benefit pension plans.

International Plans – The Company maintains defined benefit plans in Germany, France, China, India and the United Kingdom for some of its subsidiaries. As part of the acquisition of Terex Port Equipment, the Company acquired defined benefit plans in Germany and mandatory termination indemnities in Italy. This acquisition increased the projected benefit obligation and funded status of the Company by $24.6 million. This amount is included in Retirement plans and other on the Condensed Consolidated Balance Sheet at September 30, 2009. The net periodic costs for these benefits are included in the table below from the date of acquisition. The plans in Germany, China, India and France are unfunded plans. For the Company’s operations in Italy, Indonesia and the United Arab Emirates, there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination. The Company records this obligation based on the mandated requirements. The measure of the current obligation is not dependent on the employees’ future service and therefore is measured at current value.

	Pension Benefits
(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Components of net periodic cost:
Service cost	$2.5	$1.9	$5.5	$6.0
Interest cost	4.3	4.3	12.3	13.4
Expected return on plan assets	(1.3)	(1.8)	(3.8)	(5.8)
Amortization of prior service cost	0.3	0.3	0.7	0.9
Recognized actuarial loss	0.3	0.3	0.8	0.9
Net periodic cost	$6.1	$5.0	$15.5	$15.4

The Company plans to contribute approximately $15 million to its international defined benefit pension plans for the year ending December 31, 2009. During the nine months ended September 30, 2009, the Company contributed $11.4 million to its international defined benefit pension plans.

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

During the third quarter of 2009, the Company reached a final settlement with the SEC, which concluded the SEC’s investigation of the Company related mainly to (1) certain transactions between the Company and United Rentals, Inc. that took place in 2000 and 2001, and one transaction between United Rentals, Inc. and one of the Company’s subsidiaries that took place in 2001 before that subsidiary was acquired by the Company, and (2) the circumstances of the restatement of certain of the Company’s financial statements for the years 2000-2004.

Under the terms of the settlement, the Company consented, without admitting or denying the SEC’s allegations, to the entry of a judgment that enjoins the Company from committing or aiding and abetting any future violations of the anti-fraud, books and records, reporting and internal control provisions of the federal securities laws and related SEC rules. The Company also paid a civil penalty of $8 million for which the Company recorded a charge in its quarter ended June 30, 2009. The settlement resolves all matters relating to the potential liability of the Company. The SEC Staff has also advised counsel for each of the Company’s current employees involved in the investigation, including its Chief Executive Officer, Ronald M. DeFeo, that it has completed its investigation with respect to these matters and that, based upon its investigation, the Staff does not intend to recommend that the SEC take any enforcement action against them.

The Company is involved in various other legal proceedings, including workers’ compensation liability and intellectual property litigation, which have arisen in the normal course of its operations. The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company’s outstanding letters of credit totaled $210.7 million at September 30, 2009. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

As of September 30, 2009 and December 31, 2008, the Company’s maximum exposure to such credit guarantees was $268.0 million and $238.3 million, respectively, including total guarantees issued by Terex Demag GmbH, part of the Cranes segment, of $179.8 million and $156.1 million, respectively, and Genie Holdings, Inc. and its affiliates (“Genie”), part of the Aerial Work Platforms segment, of $48.5 million and $46.1 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Given current financial and economic conditions, there can be no assurance that historical credit default experience will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. The maximum exposure for residual value guarantees issued by the Company totaled $32.4 million and $35.1 million as of September 30, 2009 and December 31, 2008, respectively. The Company is able to mitigate some of the risk associated with these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of September 30, 2009 and December 31, 2008, the Company’s maximum exposure pursuant to buyback guarantees was $148.9 million and $145.7 million, respectively, including total guarantees issued by Genie of $138.4 million and $140.4 million, respectively. The Company is able to mitigate some of the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

Given current economic conditions, there can be no assurance that the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

As of September 30, 2009 and December 31, 2008, the Company has recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Consolidated Balance Sheet of approximately $23 million and $19 million, respectively, for the estimated fair value of all guarantees provided.

NOTE O - STOCKHOLDERS’ EQUITY

Total non-stockholder changes in equity (comprehensive income) include all changes in equity during a period except those resulting from investments by, and distributions to, stockholders. The specific components include: net income, deferred gains and losses resulting from foreign currency translation, pension liability adjustments and deferred gains and losses resulting from derivative hedging transactions. Total non-stockholder changes in equity were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net (loss) income	$(102.4)	$94.5	$(254.6)	$495.8
Other comprehensive (loss) income:
Pension liability adjustment	0.9	2.9	0.5	2.9
Translation adjustment	51.8	(269.4)	149.4	(174.1)
Derivative hedging adjustment	2.5	(2.4)	(1.1)	1.8
Comprehensive (loss) income	(47.2)	(174.4)	(105.8)	326.4
Comprehensive income attributable to noncontrolling interest	(0.5)	(0.2)	(1.0)	(3.1)
Comprehensive (loss) income attributable to Terex Corporation	$(47.7)	$(174.6)	$(106.8)	$323.3

During the nine months ended September 30, 2009, the Company purchased the remaining 20% of a noncontrolling interest in two of its subsidiaries in the Aerial Work Platforms segment.  The result of the transaction was a decrease in Noncontrolling interest of $2.9 million and an increase in Additional paid-in capital of $1.2 million in the Condensed Consolidated Balance Sheet as of September 30, 2009.

During the nine months ended September 30, 2009, the Company granted 1,616 thousand shares of restricted stock to its employees with a weighted average grant date fair value of $8.02 per share.  Approximately 66% of these restricted stock awards vest ratably over a three-year period and 34% cliff vest at the end of a three-year period.  139 thousand of these shares are based on performance targets, with 105 thousand of these performance grants containing a market condition. The Company used the Monte Carlo method to determine a grant date fair value of $5.74 per share for the awards with a market condition. The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award. The following table presents the weighted-average assumptions used in the valuation:

Dividend yield	0.00%
Expected volatility	71.93%
Risk-free interest rate	1.38%
Expected life (in years)	3

Prior to June 30, 2009, the Board of Directors of the Company had authorized the repurchase of up to $1,200 million of the Company’s outstanding common shares. The program expired on June 30, 2009. During the nine months ended September 30, 2009, the Company did not acquire any shares pursuant to the share repurchase program.  In total, the Company purchased approximately 9.7 million shares under this program for approximately $562 million.

In June 2009, the Company completed a public offering of Common Stock resulting in the issuance of 12.65 million shares at a price of $13.00 per share. The Company received approximately $156 million of net proceeds (net of $8.2 million of expenses) from the sale of the shares. This transaction increased the recorded amounts of Common Stock by $0.1 million and increased additional paid-in capital by approximately $156 million.

In June 2009, the Company sold and issued 4% Convertible Notes. See Note L – “Long-Term Obligations” for a description of these notes.

NOTE P - CONSOLIDATING FINANCIAL STATEMENTS

On November 25, 2003, the Company sold and issued $300 aggregate principal amount of the 7-3/8% Notes. As of September 30, 2009, the 7-3/8% Notes were jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): Amida Industries, Inc., A.S.V., Inc., CMI Terex Corporation, Duvalpilot Equipment Outfitters, LLC, Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS National, Inc., Halco America Inc., Hydra Platforms Mfg. Inc., Loegering Mfg. Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Powerscreen USC Inc., PPM Cranes, Inc., Schaeff Incorporated, Schaeff of North America, Inc., Spinnaker Insurance Company, Superior Highwall Holding, Inc., Superior Highwall Miners, Inc., Terex Advance Mixer, Inc., Terex Aerials, Inc., Terex Financial Services, Inc., Terex Mexico, LLC, Terex Mining Equipment, Inc., Terex USA, LLC, Terex Utilities, Inc., Terex-RO Corporation and Terex-Telelect, Inc. All of the guarantees are full and unconditional. No subsidiaries of the Company, except the Wholly-owned Guarantors, have provided a guarantee of the 7-3/8% Notes.

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

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2009

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$111.3	$323.9	$938.6	$(147.7)	$1,226.1
Cost of goods sold	(106.7)	(330.1)	(827.4)	147.7	(1,116.5)
Gross profit	4.6	(6.2)	111.2	-	109.6
Selling, general and administrative expenses	(12.8)	(57.0)	(134.3)	-	(204.1)
Loss from operations	(8.2)	(63.2)	(23.1)	-	(94.5)
Interest income	0.5	-	0.9	-	1.4
Interest expense	(25.6)	(2.1)	(4.9)	-	(32.6)
Loss from subsidiaries	(82.8)	-	-	82.8	-
Other income (expense) - net	4.4	0.1	(5.7)	-	(1.2)
Loss before income taxes	(111.7)	(65.2)	(32.8)	82.8	(126.9)
Benefit from income taxes	8.6	14.2	1.7	-	24.5
Net loss	(103.1)	(51.0)	(31.1)	82.8	(102.4)
Less: Net income attributable to noncontrolling interest	-	(0.5)	(0.2)	-	(0.7)
Net loss attributable to Terex Corporation	$(103.1)	$(51.5)	$(31.3)	$82.8	$(103.1)

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2008

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$168.3	$881.4	$1,807.3	$(342.4)	$2,514.6
Cost of goods sold	(147.1)	(747.7)	(1,516.0)	342.4	(2,068.4)
Gross profit	21.2	133.7	291.3	-	446.2
Selling, general and administrative expenses	(30.3)	(82.2)	(166.5)	-	(279.0)
Income (loss) from operations	(9.1)	51.5	124.8	-	167.2
Interest income	0.1	0.2	4.1	-	4.4
Interest expense	(15.6)	(3.8)	(7.0)	-	(26.4)
Income from subsidiaries	109.4	-	-	(109.4)	-
Other income (expense) - net	5.1	0.3	(11.2)	-	(5.8)
Income before income taxes	89.9	48.2	110.7	(109.4)	139.4
Benefit from (provision for) income taxes	3.9	(13.9)	(34.9)	-	(44.9)
Net income	93.8	34.3	75.8	(109.4)	94.5
Less: Net income attributable to noncontrolling interest	-	(0.1)	(0.6)	-	(0.7)
Net income attributable to Terex Corporation	$93.8	$34.2	$75.2	$(109.4)	$93.8

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2009

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$384.7	$1,048.2	$2,889.8	$(473.8)	$3,848.9
Cost of goods sold	(346.4)	(1,022.0)	(2,572.3)	473.8	(3,466.9)
Gross profit	38.3	26.2	317.5	-	382.0
Selling, general and administrative expenses	(59.1)	(177.5)	(398.1)	-	(634.7)
Income (loss) from operations	(20.8)	(151.3)	(80.6)	-	(252.7)
Interest income	0.8	0.2	2.5	-	3.5
Interest expense	(57.2)	(7.0)	(17.2)	-	(81.4)
Loss on early extinguishment of debt	(3.3)	-	-	-	(3.3)
Loss from subsidiaries	(212.6)	-	-	212.6	-
Other income (expense) - net	17.7	(0.1)	(17.6)	-	-
Loss before income taxes	(275.4)	(158.2)	(112.9)	212.6	(333.9)
Benefit from income taxes	19.8	40.0	19.5	-	79.3
Net loss	(255.6)	(118.2)	(93.4)	212.6	(254.6)
Less: Net income attributable to noncontrolling interest	-	(0.5)	(0.5)	-	(1.0)
Net loss attributable to Terex Corporation	$(255.6)	$(118.7)	$(93.9)	$212.6	$(255.6)

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2008

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$536.5	$2,746.7	$5,562.9	$(1,032.9)	$7,813.2
Cost of goods sold	(476.7)	(2,184.3)	(4,573.7)	1,032.9	(6,201.8)
Gross profit	59.8	562.4	989.2	-	1,611.4
Selling, general and administrative expenses	(86.9)	(240.4)	(489.7)	-	(817.0)
Income (loss) from operations	(27.1)	322.0	499.5	-	794.4
Interest income	4.0	0.5	14.0	-	18.5
Interest expense	(47.9)	(8.9)	(19.4)	-	(76.2)
Income from subsidiaries	537.3	-	-	(537.3)	-
Other income (expense) - net	9.4	22.3	(27.7)	-	4.0
Income before income taxes	475.7	335.9	466.4	(537.3)	740.7
Benefit from (provision for) income taxes	17.7	(115.4)	(147.2)	-	(244.9)
Net income	493.4	220.5	319.2	(537.3)	495.8
Less: Net income attributable to noncontrolling interest	-	-	(2.4)	-	(2.4)
Net income attributable to Terex Corporation	$493.4	$220.5	$316.8	$(537.3)	$493.4

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2009

(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$622.7	$1.9	$408.6	$-	$1,033.2
Trade receivables - net	38.6	122.5	517.2	-	678.3
Intercompany receivables	12.8	63.2	138.2	(214.2)	-
Inventories	220.2	362.6	1,435.7	-	2,018.5
Other current assets	159.5	10.6	224.1	-	394.2
Total current assets	1,053.8	560.8	2,723.8	(214.2)	4,124.2
Property, plant & equipment - net	63.4	140.3	501.9	-	705.6
Investment in and advances to (from) subsidiaries	2,337.6	(85.7)	(558.7)	(1,693.2)	-
Goodwill	4.5	214.6	345.6	-	564.7
Other assets	73.9	188.3	251.0	-	513.2

Total assets	$3,533.2	$1,018.3	$3,263.6	$(1,907.4)	$5,907.7

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$2.4	$7.3	$81.1	$-	$90.8
Trade accounts payable	35.9	78.1	511.9	-	625.9
Intercompany payables	25.9	11.6	176.7	(214.2)	-
Accruals and other current liabilities	103.3	113.6	668.1	-	885.0
Total current liabilities	167.5	210.6	1,437.8	(214.2)	1,601.7
Long-term debt, less current portion	1,444.2	119.6	348.3	-	1,912.1
Retirement plans and other	101.9	71.1	378.4	-	551.4
Stockholders’ equity	1,819.6	617.0	1,099.1	(1,693.2)	1,842.5

Total liabilities and stockholders’ equity	$3,533.2	$1,018.3	$3,263.6	$(1,907.4)	$5,907.7

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

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2009

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(17.9)	$6.8	$3.0	$-	$(8.1)
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	-	-	(9.8)	-	(9.8)
Capital expenditures	(9.0)	(7.4)	(31.7)	-	(48.1)
Proceeds from sale of assets	-	0.8	1.5	-	2.3
Net cash used in investing activities	(9.0)	(6.6)	(40.0)	-	(55.6)
Cash flows from financing activities
Proceeds from issuance of long-term debt	601.9	-	18.7	-	620.6
Principal repayments of long-term debt	(58.4)	-	(71.3)	-	(129.7)
Proceeds from issuance of common stock - net	156.3	-	-	-	156.3
Proceeds from stock options exercised	0.4	-	-	-	0.4
Net repayments under revolving line of credit agreements	(35.0)	(1.2)	(0.1)	-	(36.3)
Payment of debt issuance costs	(17.2)	-	-	-	(17.2)
Distributions to noncontrolling interest	-	(1.0)	(6.0)	-	(7.0)
Redemption of noncontrolling interest	-	(1.7)	-	-	(1.7)
Other – net	-	(0.2)	(1.0)	-	(1.2)
Net cash provided by (used in) financing activities	648.0	(4.1)	59.7	-	584.2
Effect of exchange rate changes on cash and cash equivalents	0.1	-	28.2	-	28.3
Net increase (decrease) in cash and cash equivalents	621.2	(3.9)	(68.5)	-	548.8
Cash and cash equivalents, beginning of period	1.5	5.8	477.1	-	484.4
Cash and cash equivalents, end of period	$622.7	$1.9	$408.6	$-	$1,033.2

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2008

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash (used in) provided by operating activities	$87.2	$27.4	$(147.1)	$-	$(32.5)
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(456.6)	(21.5)	-	-	(478.1)
Capital expenditures	(19.4)	(22.5)	(49.7)	-	(91.6)
Proceeds from sale of assets	-	18.0	2.4	-	20.4
Net cash used in investing activities	(476.0)	(26.0)	(47.3)	-	(549.3)
Cash flows from financing activities
Excess tax benefit from stock-based compensation	7.2	-	-	-	7.2
Proceeds from stock options exercised	2.3	-	-	-	2.3
Net borrowings (repayments) under revolving line of credit agreements	203.5	(4.9)	6.0	-	204.6
Share repurchases	(395.5)	-	-	-	(395.5)
Distributions to noncontrolling interest	-	-	(2.6)	-	(2.6)
Other – net	-	(0.2)	(1.3)	-	(1.5)
Net cash provided by (used in) financing activities	(182.5)	(5.1)	2.1	-	(185.5)
Effect of exchange rate changes on cash and cash equivalents	-	-	(17.2)	-	(17.2)
Net decrease in cash and cash equivalents	(571.3)	(3.7)	(209.5)	-	(784.5)
Cash and cash equivalents, beginning of period	573.2	12.3	686.9	-	1,272.4
Cash and cash equivalents, end of period	$1.9	$8.6	$477.4	$-	$487.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Our Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck-mounted cranes (boom trucks and loading cranes), straddle carriers, gantry cranes, mobile harbor cranes, ship to shore cranes and telescopic container stackers. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities and to improve port productivity. The Company acquired the port equipment businesses of Reggiane Cranes and Plants S.p.A. and Noell Crane Holding GmbH (collectively, “Terex Port Equipment” or the “Port Equipment Business”) from Fantuzzi Industries S.a.r.l on July 23, 2009. The results of Terex Port Equipment are included in the Cranes segment from its date of acquisition.

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

Overview

We continue to experience many challenges in the current operating environment, as global economic uncertainty continues to affect all of our businesses. Each of our segments experienced significantly weaker results in the third quarter of 2009 than in the comparable period in 2008. Profits in our Cranes and Materials Processing & Mining (“MPM”) segments during the third quarter of 2009 were more than offset by losses in our Aerial Work Platforms (“AWP”) and Construction segments.

While we remain confident that our strategy of product and geographic diversity is the right one to deliver positive shareholder returns for the long term, virtually no part of our business has weathered these market conditions unscathed. Our AWP segment continues to feel pressure from the cash management actions of its rental customer base and we expect that this trend will continue into the spring of 2010. Our Construction segment, while evidencing improved performance over recent financial quarters, still generated a large operating loss during the third quarter.  While the Construction segment continues to work down existing inventory levels, the global competitive situation and weak demand for many of its product categories continues to hamper its progress. Our large crane business remains generally healthy, with the large crawler crane business being the most stable.  Our Mining business began to see a rebound in parts and service activity in the quarter, although September was slower than expected.  Our Materials Processing bookings continue to slightly improve when compared to recent activity levels.

Although this was a disappointing quarter, we feel that we are turning the corner to better performance. We are at an inflection point in this business cycle and we are beginning to see signs of stabilization and even a few signs that point to growth. While optimism is beginning to build for 2010 and 2011, we continue to expect our overall 2009 net sales to decline approximately 50% as compared to 2008, approximately 5% of which is the estimated translation effect of foreign currency exchange rate changes, reflecting weak global end-markets combined with continued constrained credit availability worldwide.

We continually evaluate our cost structure to be appropriately positioned to respond to changing market conditions. We announced the closure of several facilities this quarter as we strive to lower costs and eliminate underutilized capacity.  Additionally, we are continuing to reduce costs as our business will be roughly half the size in terms of net sales than it was in 2008.  Manufacturing spending in the third quarter of 2009 was down 52% from the peak spending levels during the second quarter of 2008 and 7% sequentially from the second quarter of 2009.  With net sales reduced 59% when compared with the peak second quarter 2008 results, the 52% reduction in manufacturing costs is close to keeping pace with these dramatic drops in revenue. When combined with further reductions of selling, general and administrative expenses (“SG&A”), these actions resulted in a $265 million quarterly run-rate spending reduction in the third quarter of 2009 versus spending levels in the second quarter of 2008. We continue to target a $300 million quarterly run-rate reduction by year-end.

The impact of restructuring activities is expected to result in improved financial results for the remainder of 2009 and beyond, although we do not expect to be profitable in the fourth quarter of 2009, excluding charges related to ongoing restructuring activities. See Note K –“Restructuring and Other Charges” in our Condensed Consolidated Financial Statements for a detailed description of our restructuring activities, including the reasons, timing and costs associated with such activities.

The marketplace for each of our businesses is somewhat different, but there is a common approach we are taking throughout our businesses. We continue to manage our business for cash aggressively. Most of our factories are working on reduced schedules, with a build-to-order approach in order to reduce inventory. We have made good progress in reducing our inventory, but it is an ongoing process. While we do not expect any near term material increase in demand, when it occurs, we will be in a good position to capitalize on it. Our short term cash management focus has led to inventory reductions that generated cash of approximately $497 million year to date, substantially delivering on our $500 million goal for the year in the first three quarters.

We have obviously taken a defensive posture during this period of economic uncertainty, but we are beginning to focus on growth while continuing to hold the line on costs. Our defensive posture and focus on cash management has resulted in a cash balance of over $1 billion, which provides a comfort level during this period of uncertainty, but at a short-term cost, as there exists a large difference in the interest rate we pay on our debt versus the interest rate we earn on our cash balance. As we emerge from this period of uncertainty, we will look to put this cash to better use and outperform the cost of that capital.

We are also pleased with the progress in reducing our material costs. Most of our steel costs are back to 2007 levels and other component costs are decreasing as well. We expect to see increasing benefits from lower input costs in the remainder of 2009 as raw material receipts increase as we work through our existing raw material inventory.

Due to the present economic environment, customers are ordering equipment only when needed, rather than planning purchases in advance, resulting in minimal levels of backlog. As a result, year-over-year backlog for all of our segments is down by approximately 58%. Demand for our AWP and Materials Processing products has begun to exhibit signs of stability, although at low levels. Construction segment backlog decreased versus the comparable prior year period, reflecting the continued global weakening in construction activity. Tower crane and rough terrain crane demand is down substantially from levels of one year ago, driving the majority of the decrease in Cranes backlog. Demand for certain high capacity cranes, including the lower end of the crawler and all-terrain crane product line, is softening, but there is continuing demand as global infrastructure and energy related projects utilize these high capacity cranes. Mining truck backlog decreased from June 30, 2009 levels while hydraulic excavator and drill backlog remained relatively unchanged from June 30, 2009 levels.

Our Construction businesses are experiencing a number of significant challenges in this very difficult environment and we are making changes to improve these businesses to meet these challenges. While we currently are implementing the necessary changes to overcome these obstacles, we continue to evaluate strategic options for these businesses and the Construction segment as a whole.

After tax Return on Invested Capital (“ROIC”) continues to be the unifying metric that we use to measure our operating performance. ROIC measures how effectively we utilize the capital invested in our operations. After tax ROIC is determined by dividing the sum of Net Operating Profit After Tax (“NOPAT”) (as defined below) for each of the previous four quarters by the average of the sum of Total stockholders’ equity plus Debt (as defined below) less Cash and cash equivalents for the previous five quarters. NOPAT, which is a non-GAAP measure, for each quarter is calculated by multiplying Income (loss) from operations by a figure equal to one minus the effective tax rate of the Company. The effective tax rate is equal to the (Provision for) benefit from income taxes divided by Income (loss) before income taxes for the respective quarter. Debt is calculated using the amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ NOPAT as this represents the most recent twelve-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) over the same time period as the numerator (four quarters of average invested capital).

We use ROIC as a unifying metric because we feel that it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe that ROIC measures return on the full enterprise-wide amount of capital invested in our business, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe that adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. Consistent with this belief, we use ROIC in evaluating executive performance and compensation, as we have disclosed in the Compensation Discussion and Analysis in our proxy statement for the 2009 annual meeting of stockholders. As of October 1, 2008, we performed our annual goodwill impairment test, which resulted in a non-cash impairment charge for goodwill of $459.9 million, which represented all of the goodwill recorded in the Construction segment and former RBUO segment. However, we do not believe that non-cash impairment charges are indicative of returns on our invested capital. Therefore, we have excluded the effect of these impairment charges from the metrics used in our calculation of ROIC. As the tables below show, our ROIC at September 30, 2009 was negative 4.2%, down from positive 23.7% at September 30, 2008, mainly due to the operating losses and cash flow from operations in the recent periods.

The amounts described below are reported in millions of U.S. dollars, except for the effective tax rates. Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Sep ‘09	Jun ‘09	Mar ‘09	Dec ‘08	Sep ‘08
Benefit from income taxes as adjusted	$(24.5)	$(30.8)	$(24.0)	$(1.0)
Divided by: Income (loss) before income taxes as adjusted	(126.9)	(108.5)	(98.5)	37.0
Effective tax rate as adjusted	19.3%	28.4%	24.4%	(2.7)%

Income (loss) from operations as adjusted	$(94.5)	$(85.7)	$(72.5)	$68.1
Multiplied by: 1 minus Effective tax rate as adjusted	80.7%	71.6%	75.6%	102.7%
Adjusted net operating profit (loss) after tax	$(76.3)	$(61.4)	$(54.8)	$69.9

Debt (as defined above)	$2,002.9	$1,736.6	$1,482.8	$1,435.8	$1,568.2
Less: Cash and cash equivalents	(1,033.2)	(938.5)	(344.3)	(484.4)	(487.9)
Debt less Cash and cash equivalents	$969.7	$798.1	$1,138.5	$951.4	$1,080.3

Total Terex Corporation stockholders’ equity as adjusted	$1,819.5	$1,860.2	$1,569.8	$2,181.2	$2,302.9

Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$2,789.2	$2,658.3	$2,708.3	$3,132.6	$3,383.2

September 30, 2009 ROIC	(4.2)%
Net operating loss after tax as adjusted (last 4 quarters)	$(122.6)
Average Debt less Cash and cash equivalents plus Total stockholders’ equity (5 quarters)	$2,934.3

Reconciliation of the December 2008 column (above) of ROIC adjusted for goodwill impairment as of and for the three months ended December 31, 2008.
12/31/08
Loss before income taxes as reported	$(422.9)
Less: Goodwill impairment	(459.9)
Income before income taxes as adjusted	$37.0

Benefit from income taxes as reported	$2.7
Less: Benefit from income taxes on impairment	1.7
Benefit from income taxes as adjusted	$1.0

Income before income taxes as adjusted	$37.0
Plus: Benefit from income taxes as adjusted	1.0
Net income as adjusted	$38.0

Loss from operations as reported	$(391.8)
Less: Goodwill impairment	(459.9)
Income from operations as adjusted	$68.1

Total Terex Corporation stockholders' equity as reported	$1,721.7
Less: Net loss as reported	(421.5)
Add: Net income as adjusted	38.0
Total Terex Corporation stockholders' equity as adjusted	$2,181.2

Effective tax rate reconciliation excluding impairment
	Three months ended 12/31/08
	As reported	Impairment	As adjusted
(Loss) income before income taxes	$ (422.9)	$ (459.9)	$ 37.0
Benefit from income taxes	2.7	1.7	1.0
Net (loss) income	$ (420.2)		$ 38.0

Effective tax rate	0.6%	0.4%	(2.7)%

	Sep ‘08	Jun ‘08	Mar ‘08	Dec ‘07	Sep ‘07
Provision for income taxes	$44.9	$116.8	$83.2	$62.0
Divided by: Income before income taxes	139.4	353.9	247.5	235.5
Effective tax rate	32.2%	33.0%	33.6%	26.3%

Income from operations	$167.2	$370.9	$256.3	$239.9
Multiplied by: 1 minus Effective tax rate	67.8%	67.0%	66.4%	73.7%
Net operating profit after tax	$113.4	$248.5	$170.2	$176.8

Debt (as defined above)	$1,568.2	$1,355.9	$1,373.4	$1,352.0	$705.6
Less: Cash and cash equivalents	(487.9)	(590.0)	(604.2)	(1,272.4)	(516.6)
Debt less Cash and cash equivalents	$1,080.3	$765.9	$769.2	$79.6	$189.0

Total Terex Corporation stockholders’ equity	$2,302.9	$2,664.6	$2,538.1	$2,343.2	$2,254.4

Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity	$3,383.2	$3,430.5	$3,307.3	$2,422.8	$2,443.4

September 30, 2008 ROIC	23.7%
Net operating profit after tax (last 4 quarters)	$708.9
Average Debt less Cash and cash equivalents plus Total stockholders’ equity (5 quarters)	$2,997.4

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

Terex Consolidated

	Three Months Ended September 30,
	2009		2008
		% of Sales	% of Sales		% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,226.1	-	$2,514.6	-	(51.2)%
Gross profit	$109.6	8.9%	$446.2	17.7%	(75.4)%
SG&A	$204.1	16.6%	$279.0	11.1%	(26.8)%
(Loss) income from operations	$(94.5)	(7.7)%	$167.2	6.6%	(156.5)%

Net sales for the three months ended September 30, 2009 decreased $1,288.5 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes contributed approximately $85 million to the net sales decrease. Excluding the unfavorable translation effect of foreign currency exchange rate changes, net sales in all segments declined by approximately $1,204 million from the prior year period, primarily due to lower net sales volumes as uncertainty about the global economy has caused customers to remain cautious about purchasing equipment.

Gross profit for the three months ended September 30, 2009 decreased $336.6 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes decreased gross profit by approximately $12 million from the prior year period. Excluding the unfavorable translation effect of foreign currency exchange rate changes, the impact of lower net sales volume decreased gross profit by approximately $303 million. Charges, primarily related to production level and headcount reductions, decreased gross profit by approximately $22 million.

SG&A costs for the three months ended September 30, 2009 decreased by $74.9 million when compared to the same period in 2008. Approximately $13 million of the decrease was due to the favorable translation effect of foreign currency exchange rate changes. Excluding the favorable translation effect of foreign currency exchange rate changes, SG&A costs in all of the segments decreased by approximately $62 million due to lower net sales volume and curtailment of spending. These decreases were partially offset by approximately $2 million of charges related to headcount reductions.

Income (loss) from operations decreased by $261.7 million for the three months ended September 30, 2009 when compared to the same period in 2008. The decrease was due to the items noted above, particularly lower net sales volume, and higher costs due to lower production levels and headcount reductions, which were partially offset by lower SG&A costs.

Terex Aerial Work Platforms

	Three Months EndedSeptember 30,
	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$200.5	-	$598.2	-	(66.5)%
Gross profit	$(4.2)	(2.1)%	$90.1	15.1%	(104.7)%
SG&A	$45.9	22.9%	$65.9	11.0%	(30.3)%
(Loss) income from operations	$(50.1)	(25.0)%	$24.2	4.0%	(307.0)%

Net sales for the Aerial Work Platforms segment for the three months ended September 30, 2009 decreased $397.7 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes accounted for approximately $6 million of the net sales decrease. Lower net sales volume of approximately $389 million in the North American and European markets primarily drove the decrease in net sales. The lower net sales volume was primarily due to rental customers aging their fleets and deferring purchases of new products, particularly for mid-size booms, scissor lifts and telehandlers. The core markets for aerials in North America and Europe remained at very depressed levels.

Gross profit for the three months ended September 30, 2009 decreased $94.3 million when compared to the same period in 2008. The impact of lower net sales volume decreased gross profit by approximately $125 million. Charges, primarily associated with reductions in production levels and restructuring, reduced gross profit by approximately $16 million. The unfavorable translation effect of foreign currency exchange rate changes decreased gross profit by approximately $3 million from the prior year period. These charges were partially offset by an improvement in other costs of approximately $39 million driven by transactional currency gains, the realization of profits previously tied up in inventory and reduced input costs. Additionally, due to lower overall manufacturing spending, unabsorbed overhead decreased approximately $12 million.

SG&A costs for the three months ended September 30, 2009 decreased $20.0 million when compared to the same period in 2008. This was primarily due to reduced net sales volume and cost reduction activities.

(Loss) income from operations for the three months ended September 30, 2009 decreased $74.3 million when compared to the same period in 2008. The decrease was due to the items noted above, particularly lower net sales volume, partially offset by lower SG&A costs.

Terex Construction

	Three Months Ended September 30,
	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$236.2	-	$535.0	-	(55.9)%
Gross profit	$(12.0)	(5.1)%	$50.5	9.4%	(123.8)%
SG&A	$47.8	20.2%	$74.2	13.9%	(35.6)%
(Loss) income from operations	$(59.8)	(25.3)%	$(23.7)	(4.4)%	(152.3)%

Net sales in the Construction segment decreased by $298.8 million for the three months ended September 30, 2009 when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes accounted for approximately $20 million of the net sales decrease. Lower machine sales volumes of approximately $235 million were largely responsible for the decrease in net sales. Demand for both compact and heavy construction products remained weak during the third quarter of 2009 as construction activity continued to slow globally and commercial financing availability for projects and equipment remained tight. Additionally, lower parts, used equipment and other sales volumes decreased net sales by approximately $45 million.

Gross profit decreased $62.5 million for the three months ended September 30, 2009 when compared to the same period in 2008. The impact of lower net sales volume decreased gross profit by approximately $60 million. The impact of reductions in production levels decreased gross profit by approximately $4 million. This decrease was partially offset by cost reduction activities initiated earlier in 2009, which lowered the current quarter’s manufacturing and other direct costs compared to the same period in 2008.

SG&A costs for the three months ended September 30, 2009 decreased $26.4 million when compared to the same period in 2008. The favorable translation effect of foreign currency exchange rate changes decreased SG&A costs by approximately $4 million over the prior year period. Reductions in discretionary spending and cost savings associated with prior headcount reductions lowered SG&A costs by approximately $21 million.

Income (loss) from operations for the three months ended September 30, 2009 decreased $36.1 million when compared to the same period in 2008, resulting primarily from lower net sales volume and higher costs due to lower production levels, partially offset by lower SG&A costs.

Terex Cranes

	Three Months Ended September 30,
	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$454.6	-	$736.9	-	(38.3)%
Gross profit	$70.8	15.6%	$148.4	20.1%	(52.3)%
SG&A	$58.7	12.9%	$62.8	8.5%	(6.5)%
Income from operations	$12.1	2.7%	$85.6	11.6%	(85.9)%

Net sales for the Cranes segment for the three months ended September 30, 2009 decreased by $282.3 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes on sales more than offset the impact of net sales relating to the Port Equipment Business acquisition and led to a decrease in net sales by approximately $7 million. Lower net sales volume, particularly for tower cranes, rough-terrain cranes and boom trucks, decreased net sales by approximately $275 million, as global commercial construction projects continued to slow and oil related energy demand for rough-terrain cranes remained soft.

Gross profit for the three months ended September 30, 2009 decreased by $77.6 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes decreased gross profit by approximately $6 million from the prior year period. Lower net sales volume decreased gross profit by approximately $93 million. Additionally, due to lower production levels, net manufacturing unabsorbed overhead increased, resulting in a reduction to gross profit of approximately $11 million. These decreases were partially offset by an approximate $33 million increase in gross profit from improvement in other costs, primarily influenced by the non-recurrence of a prior period warranty item and the realization of profits previously tied up in inventory and reduced input costs.

SG&A costs for the three months ended September 30, 2009 decreased $4.1 million over the same period in 2008. The favorable translation effect of foreign currency exchange rate changes decreased SG&A costs by approximately $4 million over the prior year period. Selling costs decreased approximately $2 million due to lower sales volume. The decrease in selling costs was offset by restructuring charges of approximately $2 million.

Income from operations for the three months ended September 30, 2009 decreased $73.5 million versus the same period in 2008, resulting primarily from lower net sales volume.

Terex Materials Processing & Mining

	Three Months Ended September 30,
	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$338.8	-	$662.0	-	(48.8)%
Gross profit	$52.0	15.3%	$154.0	23.3%	(66.2)%
SG&A	$46.6	13.8%	$62.6	9.5%	(25.6)%
Income from operations	$5.4	1.6%	$91.4	13.8%	(94.1)%

Net sales in the Materials Processing & Mining segment decreased by $323.2 million for the three months ended September 30, 2009 when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes decreased net sales by approximately $29 million. Lower net sales volume of approximately $275 million, particularly reduced demand for Materials Processing equipment, hydraulic excavators and drills, was the primary driver of the decrease in net sales. Additionally, parts sales were lower by approximately $28 million due to lower customer utilization and higher sales for certain product lines in the prior year period, but were up sequentially as compared to the second quarter of 2009. These decreases were partially offset by a favorable product sales mix oriented towards larger mining trucks and shovels, as well as price realization, which contributed approximately $13 million of net sales for the current year period.

Gross profit for the three months ended September 30, 2009 decreased by $102.0 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes decreased gross profit by approximately $4 million from the prior year period. Lower net sales volume decreased gross profit by approximately $100 million. Additionally, due to lower production levels, net manufacturing unabsorbed overhead increased, resulting in a reduction to gross profit of approximately $3 million. These decreases were partially offset by an approximate $9 million increase in gross profit from improvement in other costs, primarily due to reduced input costs.

SG&A costs for the three months ended September 30, 2009 decreased by $16.0 million when compared to the same period in 2008. Approximately $4 million of the decrease was due to the favorable translation effect of foreign currency exchange rate changes. Additionally, approximately $7 million of lower selling and marketing costs due to lower sales volume and certain trade show expenses incurred in the prior year period, decreased SG&A cost. Lower general and administrative costs, primarily due to reduced legal expenses and cost reduction actions taken in prior periods decreased SG&A cost by approximately $4 million.

Income from operations for the three months ended September 30, 2009 decreased $86.0 million from the comparable period in 2008, primarily due to lower net sales volume, partially offset by lower SG&A costs.

Terex Corporate / Eliminations

	Three Months Ended September 30,
	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(4.0)	-	$(17.5)	-	77.1%
Loss from operations	$(2.1)	52.5%	$(10.3)	58.9%	79.6%

The net sales amounts included the elimination of intercompany sales activity among segments. The decrease in loss from operations reflected approximately $18 million from the favorable impact of cost reduction activities, including salary and benefit cuts and reduced external fees, partially offset by the reduction in the allocation of corporate costs to the business segments of approximately $7 million during the three months ended September 30, 2009.

Interest Expense, Net of Interest Income

During the three months ended September 30, 2009, our interest expense net of interest income was $31.2 million or $9.2 million higher than the same period in the prior year. This increase was primarily related to higher interest expense due to increased debt balances and approximately $3 million of lower interest income in the current year period due to lower interest rates.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended September 30, 2009 was expense of $1.2 million, a decrease of $4.6 million when compared to the same period in the prior year. This was primarily due to currency translation gains in the current year period compared with losses in the prior year period. This was partially offset by approximately $5 million of acquisition related costs incurred in the current year period.

Income Taxes

During the three months ended September 30, 2009, we recognized an income tax benefit of $24.5 million on a loss of $126.9 million, an effective tax rate of 19.3%, as compared to an income tax expense of $44.9 million on income of $139.4 million, an effective tax rate of 32.2%, for the three months ended September 30, 2008. The lower tax rate for the three months ended September 30, 2009 was primarily due to the impact of the Port Equipment Business acquisition and related acquisition expenses for which no tax benefit was recognized, and changes in the provision for uncertain tax positions. As earnings decrease in profitable periods, the items that affect income tax expense have a more significant impact on the effective tax rate.  When the results are losses instead of profits, the effect of items on the tax rate have an opposite impact.  For the remainder of 2009, the magnitude of earnings relative to the items that affect income tax expense may cause volatility in the effective tax rate.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

Terex Consolidated

	Nine Months Ended September 30,
	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$3,848.9	-	$7,813.2	-	(50.7)%
Gross profit	$382.0	9.9%	$1,611.4	20.6%	(76.3)%
SG&A	$634.7	16.5%	$817.0	10.5%	(22.3)%
(Loss) income from operations	$(252.7)	(6.6)%	$794.4	10.2%	(131.8)%

Net sales for the nine months ended September 30, 2009 decreased $3,964.3 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes contributed approximately $454 million to the net sales decrease. Excluding the unfavorable translation effect of foreign currency exchange rate changes, net sales in all segments declined by approximately $3,510 million from the prior year period, primarily due to lower net sales volumes as uncertainty about the global economy continued to cause customers to remain cautious about purchasing equipment.

Gross profit for the nine months ended September 30, 2009 decreased $1,229.4 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes decreased gross profit by approximately $64 million from the prior year period. Excluding the unfavorable translation effect of foreign currency exchange rate changes, the impact of lower net sales volume decreased gross profit by approximately $987 million. Charges, primarily related to production level and headcount reductions, decreased gross profit by approximately $86 million. Additionally, due to lower production levels, net manufacturing unabsorbed overhead increased, resulting in a reduction to gross profit of approximately $92 million.

SG&A costs decreased for the nine months ended September 30, 2009 by $182.3 million when compared to the same period in 2008. Approximately $62 million of the decrease was due to the favorable translation effect of foreign currency exchange rate changes. Excluding the favorable translation effect of foreign currency exchange rate changes, SG&A costs in all of the segments decreased by approximately $142 million due to lower net sales volume and curtailment of spending. These decreases were partially offset by approximately $22 million of charges related to headcount reductions.

Income (loss) from operations decreased by $1,047.1 million for the nine months ended September 30, 2009 when compared to the same period in 2008. The decrease was due to the items noted above, particularly lower net sales volume, and higher costs due to lower production levels and headcount reductions, which were partially offset by lower SG&A costs.

Terex Aerial Work Platforms

	Nine Months Ended September 30,
	2009		2008
	% of Sales			% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$638.9	-	$2,018.3	-	(68.3)%
Gross profit	$11.1	1.7%	$463.0	22.9%	(97.6)%
SG&A	$135.0	21.1%	$198.7	9.8%	(32.1)%
(Loss) income from operations	$(123.9)	(19.4)%	$264.3	13.1%	(146.9)%

Net sales for the Aerial Work Platforms segment for the nine months ended September 30, 2009 decreased $1,379.4 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes accounted for approximately $31 million of the net sales decrease. Lower net sales volume of approximately $1,336 million across all products and regions primarily drove the decrease in net sales. The lower net sales volume was primarily due to rental customers aging their fleets and deferring purchases of new products, particularly for mid-size booms, scissor lifts and telehandlers.

Gross profit for the nine months ended September 30, 2009 decreased $451.9 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes decreased gross profit by approximately $20 million from the prior year period. The impact of lower net sales volume decreased gross profit by approximately $383 million. Charges, primarily associated with reductions in production levels and restructuring, reduced gross profit by approximately $36 million. Additionally, due to lower production levels, net manufacturing unabsorbed overhead increased, resulting in a reduction to gross profit of approximately $36 million. These negative factors on gross profit were partially offset by approximately $30 million in transactional foreign currency gains.

SG&A costs for the nine months ended September 30, 2009 decreased $63.7 million when compared to the same period in 2008. Approximately $7 million of the decrease was due to the favorable translation effect of foreign currency exchange rate changes. Selling, marketing, engineering and administrative costs were lower by approximately $50 million due to decreased volume and curtailment of spending. Additionally, the allocation of corporate cost decreased by approximately $16 million over the prior year period. These decreases were partially offset by approximately $11 million of costs due to a supplier credit exposure, headcount reductions and the termination of a distributor.

Income (loss) from operations for the nine months ended September 30, 2009 decreased $388.2 million when compared to the same period in 2008. The decrease was due to the items noted above, particularly lower net sales volume and higher costs due to lower production levels and headcount reductions, partially offset by lower SG&A costs.

Terex Construction

	Nine Months Ended September 30,
	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$717.8	-	$1,726.6	-	(58.4)%
Gross profit	$(60.1)	(8.4)%	$214.8	12.4%	(128.0)%
SG&A	$163.0	22.7%	$211.0	12.2%	(22.7)%
(Loss) income from operations	$(223.1)	(31.1)%	$3.8	0.2%	(1)
(1)	Percentage change not meaningful

Net sales in the Construction segment decreased by $1,008.8 million for the nine months ended September 30, 2009 when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes accounted for approximately $97 million of the net sales decrease. Lower machine sales volumes of approximately $806 million were largely responsible for the decrease in net sales. This was primarily a result of weak customer demand across all businesses and geographies, driven by continued constrained credit availability and deferral of capital investments. Additionally, lower parts, used equipment and other sales volumes decreased net sales by approximately $107 million.

Gross profit decreased $274.9 million when compared to the same period in 2008. The impact of lower net sales volume decreased gross profit by approximately $239 million. Charges, primarily related to lower production levels and headcount reductions, decreased gross profit by approximately $24 million. Additionally, net manufacturing unabsorbed overhead increased, resulting in a reduction to gross profit of approximately $17 million, which was for the nine months ended September 30, 2009, partially offset by approximately $6 million from the favorable translation effect of foreign currency exchange rate changes.

SG&A costs for the nine months ended September 30, 2009 decreased $48.0 million when compared to the same period in 2008. The favorable translation effect of foreign currency exchange rate changes decreased SG&A costs by approximately $21 million over the prior year period. Selling, marketing, engineering and administrative costs were lower by approximately $40 million due to decreased volume and curtailment of spending. These decreases were partially offset by increased costs of approximately $15 million due to headcount reductions.

Income (loss) from operations for the nine months ended September 30, 2009 decreased $226.9 million when compared to the same period in 2008, resulting primarily from lower net sales volume and higher costs due to lower production levels and headcount reductions, partially offset by lower SG&A costs.

Terex Cranes

	Nine Months Ended September 30,
	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,407.0	-	$2,219.6	-	(36.6)%
Gross profit	$219.3	15.6%	$476.6	21.5%	(54.0)%
SG&A	$161.8	11.5%	$181.1	8.2%	(10.7)%
Income from operations	$57.5	4.1%	$295.5	13.3%	(80.5)%

Net sales for the Cranes segment for the nine months ended September 30, 2009 decreased by $812.6 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes more than offset the net sales relating to the Port Equipment Business acquisition and led to a decrease in net sales by approximately $167 million. Lower net sales volume, particularly for tower, rough-terrain, truck and all-terrain cranes, decreased net sales by approximately $646 million, as commercial construction projects continued to slow and oil related energy demand for rough-terrain cranes remained soft.

Gross profit for the nine months ended September 30, 2009 decreased by $257.3 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes decreased gross profit by approximately $30 million from the prior year period. Lower net sales volume decreased gross profit by approximately $250 million. Net manufacturing unabsorbed overhead increased, resulting in a reduction to gross profit of approximately $25 million. These negative factors on gross profit were partially offset by approximately $54 million from an improved product sales mix.

SG&A costs for the nine months ended September 30, 2009 decreased $19.3 million over the same period in 2008. The favorable translation effect of foreign currency exchange rate changes decreased SG&A costs by approximately $16 million over the prior year period. Additionally, SG&A costs were lower by approximately $5 million primarily due to lower sales volume. These lower costs were partially offset by costs related to implementing headcount reductions of approximately $2 million.

Income from operations for the nine months ended September 30, 2009 decreased $238.0 million versus the same period in 2008, primarily due to lower net sales volume and the negative translation effect of foreign currency exchange rate changes, partially offset by the positive impact of an improved product sales mix.

Terex Materials Processing & Mining

	Nine Months Ended September 30,
	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,128.5	-	$1,907.8	-	(40.8)%
Gross profit	$208.0	18.4%	$451.6	23.7%	(53.9)%
SG&A	$144.1	12.8%	$180.9	9.5%	(20.3)%
Income from operations	$63.9	5.7%	$270.7	14.2%	(76.4)%

Net sales for the Materials Processing & Mining segment decreased by $779.3 million for the nine months ended September 30, 2009 when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes decreased net sales by approximately $159 million. Lower net sales volume of approximately $635 million, particularly in the Materials Processing businesses, was the primary driver of the decrease in net sales. These decreases were partially offset by approximately $12 million for improved sales of service and maintenance.

Gross profit for the nine months ended September 30, 2009 decreased by $243.6 million when compared to the same period in 2008. The unfavorable translation effect of foreign currency exchange rate changes decreased gross profit by approximately $21 million from the prior year period. Lower net sales volume, partially offset by price increases, decreased gross profit by approximately $203 million. Additionally, due to lower production levels, net manufacturing unabsorbed overhead increased, resulting in a reduction to gross profit of approximately $17 million.

SG&A costs for the nine months ended September 30, 2009 decreased by $36.8 million when compared to the same period in 2008. Approximately $19 million of the decrease was due to the favorable translation effect of foreign currency exchange rate changes. Selling and marketing costs were approximately $10 million lower due to high trade show costs in the prior year period and lower sales commissions in the current year. Additionally, lower general and administrative costs, primarily due to reduced legal expenses, decreased SG&A cost by approximately $9 million. These decreases in SG&A costs were partially offset by approximately $3 million in higher costs associated with headcount reductions.

Income from operations for the nine months ended September 30, 2009 decreased $206.8 million from the comparable period in 2008, primarily due to lower net sales volume and higher costs due to lower production levels and headcount reductions, partially offset by lower SG&A costs.

Terex Corporate / Eliminations

	Nine Months Ended September 30,
	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(43.3)	-	$(59.1)	-	26.7%
Loss from operations	$(27.1)	62.6%	$(39.9)	67.5%	32.1%

The net sales amounts include the elimination of intercompany sales activity among segments. Corporate costs before allocations to the business segments decreased as we implemented numerous cost reduction activities. The decrease reflects the favorable impact of approximately $48 million from cost reduction activities, including salary and benefit cuts and reduced external fees, partially offset by the reduction in the allocation of corporate costs to the business segments of approximately $26 million and the $8.0 million charge recorded during the nine months ended September 30, 2009 for the Securities and Exchange Commission (“SEC”) settlement.

Interest Expense, Net of Interest Income

During the nine months ended September 30, 2009, our interest expense net of interest income was $77.9 million, or $20.2 million higher than the same period in the prior year. This increase was primarily related to approximately $15 million of lower interest income in the current year period due to lower interest rates and higher interest expense due to increased debt levels.

Loss on Early Extinguishment of Debt

We recorded a pre-tax charge on an early extinguishment of debt of $3.3 million in the nine months ended September 30, 2009.

Other Income (Expense) – Net

We had no other income (expense) – net for the nine months ended September 30, 2009, compared to $4.0 million of income in the same period in the prior year. This was primarily due to approximately $7 million of acquisition related costs incurred in the current year period

Income Taxes

During the nine months ended September 30, 2009, we recognized an income tax benefit of $79.3 million on a loss of $333.9 million, an effective tax rate of 23.7%, as compared to income tax expense of $244.9 million on income of $740.7 million, an effective tax rate of 33.1%, for the nine months ended September 30, 2008. The lower tax rate for the nine months ended September 30, 2009 was primarily due to the impact of the Port Equipment Business acquisition and related acquisition expenses for which no tax benefit was recognized, the tax treatment of the SEC settlement charges and changes in the provision for uncertain tax positions.   As earnings decrease in profitable periods, the items that affect income tax expense have a more significant impact on the effective tax rate.  When the results are losses instead of profits, the effect of items on the tax rate have an opposite impact.  For the remainder of 2009, the magnitude of earnings relative to the items that affect income tax expense may cause volatility in the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

For the remainder of 2009, we will continue managing our business aggressively for cash. Generating cash from operations depends primarily on our ability to reduce our investment in working capital and our operating losses. Working capital improvement is the key to our cash flow generation expectations in 2009. We continue to focus on collecting receivables in a timely manner and maintaining cautious credit practices, however, lower net sales resulted in our days sales outstanding increasing in the third quarter of 2009 from the end of the second quarter of 2009. Consistent with past practice, each quarter we sell receivables to various third party financial institutions through several pre-arranged facilities. During the third quarter of 2009 and 2008, we sold, without recourse, accounts receivable approximating 8% of our third quarter net sales to provide additional liquidity. We continue to evaluate these programs, however, the discontinuance of these facilities could reduce our liquidity.

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets. We had cash and cash equivalents of $1,033.2 million at September 30, 2009. In addition, we had $470.7 million available for borrowing under our revolving credit facilities at September 30, 2009. We believe that cash generated from operations, together with access to our bank credit facilities and cash on hand, provide adequate liquidity to meet our operating and debt service requirements. We have no significant debt maturities until 2012; however, we will continue our focus on internal cash flow generation. With the actions we are taking to reduce costs, delay certain capital spending projects and increase cash generated from operations, along with our strengthened balance sheet, we expect to have sufficient liquidity to execute our key business plans. As we make progress in reducing working capital, we may use a portion of our cash balances to repay debt or reduce other short-term funding arrangements including our accounts receivable sale programs.

In the third quarter of 2009, despite the current low level of business, we experienced relatively stable order patterns. We are intensely focused in each of our businesses on managing our sales, inventory and operations planning process to adjust our production rate and material ordering in line with current and anticipated market conditions. We are operating with a build-to-order approach as we tightly manage inventory levels. All of our businesses are working closely with our suppliers to minimize raw material deliveries and with our customers and dealers to confirm existing orders in an effort to minimize the level of inventory in the distribution channel. We have made good progress in reducing our finished goods inventory, but it is an ongoing process.

We continue to adjust production and incoming material levels as appropriate to reflect the relatively low level of market demand for our products. Actions have been taken to slow, and in some cases stop, production in response to declining demand. We believe adjusting production levels and curtailing incoming material in our Aerial Work Platforms and Construction businesses will reduce inventory levels further, and we will continue to carefully manage incoming material in the Cranes and Mining businesses as well to match the demand expectations of these businesses. We continue to operate at reduced production levels, in many instances at levels below our current demand, with the primary objective of inventory reduction.

We remain focused on increasing inventory turns by sharing, throughout our Company, many of the best practices and lean manufacturing processes that several of our business units have implemented successfully. We expect the above initiatives to reduce the level of inventory needed to support our business and allow us to reduce our manufacturing lead times, thereby reducing our working capital requirements. Our continued focus on reducing inventory during the third quarter of 2009 resulted in cash generation of approximately $193 million and approximately $497 million year to date, substantially achieving our $500 million goal for the year in the first three quarters. We expect to continue to reduce inventory further in the remainder of the year.

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

To help fund our cash expenditures, we have maintained cash balances and a revolving line of credit in addition to term borrowings from our bank group. Our bank credit facilities provide us with a revolving line of credit of up to $550 million that is available through July 14, 2012 and term debt of $272.3 million that will mature on July 14, 2013. The revolving line of credit consists of $350 million of available domestic revolving loans and $200 million of available multicurrency revolving loans. The credit facilities also originally provided for incremental loan commitments of up to $300 million, which may be extended at the option of the lenders, in the form of revolving credit loans, term loans or a combination of both.

In connection with the acquisition of Terex Port Equipment, on July 22, 2009, we entered into an Incremental Term Loan Assumption Agreement with J.P. Morgan Chase International Financing Limited and on July 23, 2009, we entered into an Incremental Term Loan Assumption Agreement with certain of the lenders, both under our existing credit facility. Pursuant to the two incremental term loan assumption agreements, we used $136.5 million of the $300 million available to us for incremental loan commitments under our existing credit facility leaving $163.5 million available. See Note L – “Long Term Obligations” in our Condensed Consolidated Financial Statements for information on the two incremental term loan assumption agreements entered into in July 2009.

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

The interest rates charged under our bank credit facility are subject to adjustment based on our consolidated leverage ratio. We had no outstanding borrowings under our revolver at September 30, 2009. The weighted average interest rate on the term loans under the bank credit facility was 4.03% and 3.21% at September 30, 2009 and December 31, 2008, respectively.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

We anticipate that acquisitions will be a part of our long-term growth strategy, but recent volatility in the financial markets, the downturn in global economic conditions and limited access to capital may slow acquisition activity in the near term. In addition, based on our current financial performance, we are subject to certain restrictions in our uses of cash, including limitations in making acquisitions. We intend to use a portion of our liquidity to judiciously fund internal expansion activities, including targeted capital expenditures.

On July 23, 2009, we acquired the Port Equipment Business for approximately $126 million. The acquisition of the Port Equipment Business increased the balance of our Debt, less cash and cash equivalents by approximately $177 million. For more information regarding this acquisition, see Note G – “Acquisitions” in our Condensed Consolidated Financial Statements. Financial arrangements were made with the existing financial creditors to provide us with long-term financing on favorable terms for substantially all of the acquisition price.

Prior to June 30, 2009, our Board of Directors had authorized the repurchase of up to $1,200 million of our outstanding common shares. The program expired on June 30, 2009. In total, we repurchased 9.7 million shares for approximately $562 million under this program.

Our ability to access the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, some specific to us, and others related to general economic and/or financial market conditions. These include results of operations, projected operating results for future periods and debt to equity leverage. In July 2007, we filed a shelf registration statement with the SEC to allow for easier access to the capital markets. Our ability to access the capital markets is also subject to our timely filing of periodic reports with the SEC. In addition, the terms of our bank credit facility, senior notes and senior subordinated notes restrict our ability to make further borrowings and to sell substantial portions of our assets.

Our contractual obligations increased during the nine months ended September 30, 2009 as a result of the issuance of the 4% Convertible Notes and 10-7/8% Notes. These notes require principal repayments of $172.5 million and $300 million in 2015 and 2016, respectively. We also incurred debt in connection with our acquisition of the Port Equipment Business, which begin to mature in 2013. Additionally, interest expense related to the debt incurred will increase in each of the periods prior to maturity.

Cash Flows

Cash used in operations for the nine months ended September 30, 2009 totaled $8.1 million, compared with $32.5 million for the nine months ended September 30, 2008. The change was primarily driven by cash provided from working capital in the current year compared to the prior year and by the impact of the decrease in net income. Additionally, in 2009, we have used cash from operations to settle income tax liabilities that were accrued in previous years.  Currently, our losses from operations are generating non-cash income tax benefits in the form of increased deferred tax assets.  These deferred tax assets will produce future cash flow benefits as we generate taxable income.

Cash used in investing activities for the nine months ended September 30, 2009 was $55.6 million, or $493.7 million less than cash used in investing activities for the nine months ended September 30, 2008, primarily due to higher cash paid for acquisitions in 2008 and lower capital expenditures in the current year.

Cash provided by financing activities was $584.2 million for the nine months ended September 30, 2009 compared to cash used in financing activities for the nine months ended September 30, 2008 of $185.5 million, primarily due to proceeds from the capital market issuances of debt and common stock in June 2009, net proceeds from incremental term loan borrowings under our credit facility in connection with the acquisition Terex Port Equipment and cash used for share repurchases in 2008.

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

As of September 30, 2009, our maximum exposure to such credit guarantees was $268.0 million, including total credit guarantees issued by Terex Demag GmbH, part of our Cranes segment, and Genie Holdings, Inc. and its affiliates, part of our Aerial Work Platforms segment, of $179.8 million and $48.5 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

Given current financial and economic conditions, there can be no assurance that historical credit default experience will be indicative of future results. Our ability to recover losses experienced from our guarantees may be affected by economic conditions in effect at the time of loss.

We issue, from time to time, residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. As described in Note N – “Litigations and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $32.4 million at September 30, 2009. We are able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of September 30, 2009, our maximum exposure pursuant to buyback guarantees was $148.9 million. We are able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Condensed Consolidated Balance Sheet of approximately $23 million for the estimated fair value of all guarantees provided as of September 30, 2009.

Given current economic conditions, there can be no assurance that our historical experience in used equipment markets will be indicative of future results. Our ability to recover losses experienced from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

Sale-Leaseback Transactions

Our rental business generally rents equipment to customers on a month-to-month basis with an average rental period of four to five months. To better match cash outflows in the rental business to cash inflows from customers, we finance the equipment through a series of sale-leasebacks classified as operating leases. The leaseback period is typically 60 months in duration. At September 30, 2009, the historical cost of equipment being leased back from the financing companies was approximately $33 million and the minimum lease payments for the remainder of 2009 will be approximately $1 million.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which we do business, are the Euro and British Pound. We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At September 30, 2009, we had foreign exchange contracts with a notional value of $590.5 million.

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

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate swap agreement to convert $400 million of the principal amount of our 8% Senior Subordinated Notes due 2017 to floating rates. The floating rate is based on a spread of 2.81% over London Interbank Offer Rate (“LIBOR”). At September 30, 2009, the floating rate was 3.25%. In a prior year, we entered into an interest rate swap agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of our 7-3/8% Senior Subordinated Notes. To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million. We recorded this loss as an adjustment to the carrying value of the hedged debt and are amortizing it through the debt maturity date.

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

During the third quarter of 2009, we reached a final settlement with the SEC, which concluded the SEC’s investigation of us related mainly to (1) certain transactions between the Company and United Rentals, Inc. that took place in 2000 and 2001, and one transaction between United Rentals, Inc. and one of our subsidiaries that took place in 2001 before we acquired that subsidiary, and (2) the circumstances of the restatement of certain of the Company’s financial statements for the years 2000-2004.

Under the terms of the settlement, we consented, without admitting or denying the SEC’s allegations, to the entry of a judgment that enjoins us from committing or aiding and abetting any future violations of the anti-fraud, books and records, reporting and internal control provisions of the federal securities laws and related SEC rules. We also paid a civil penalty of $8 million for which we recorded a charge in our quarter ended June 30, 2009. The settlement resolves all matters relating to our potential liability. The SEC Staff has also advised counsel for each of our current employees involved in the investigation, including our Chief Executive Officer, Ronald M. DeFeo, that it has completed its investigation with respect to these matters and that, based upon its investigation, the Staff does not intend to recommend that the SEC take any enforcement action against them.

As disclosed in our prior filings, commencing on November 2, 2006, we have received subpoenas from the DOJ with respect to its investigation into pricing practices in the U.S. rock crushing and screening equipment industry.  In connection with this investigation, the DOJ has convened a grand jury. We have been cooperating with the DOJ in this investigation. Until the DOJ investigation is complete, we are not able to predict its outcome.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued fair value measurement guidance which was later codified under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” This guidance was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  It defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This guidance applies under other accounting pronouncements that require or permit fair value measurements.  The guidance indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. This guidance defines fair value based upon an exit price model.  In February 2008, the FASB issued further guidance to exclude accounting for leases from fair value measurement and to delay the effective date of fair value measurement for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of 2009.  Effective January 1, 2009, fair value measurement was applied to nonfinancial assets and nonfinancial liabilities. The adoption of fair value measurements did not have a significant impact on the determination or reporting of our financial results.

In December 2007, the FASB issued a revision of business combinations guidance which was later codified under ASC 805, “Business Combinations.” The revised guidance retains the underlying concepts that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. In April 2009, the FASB issued further guidance which clarifies the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. If the acquisition date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized based on guidance in ASC 450, “Contingencies,” which provides thresholds for recognition based on probability and the ability to reasonably estimate an amount or range of amounts. This guidance was effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, which, for the Company, was January 1, 2009. As discussed in Note G – “Acquisitions”, the adoption of this guidance affected the reporting of our acquisition of Terex Port Equipment.

In December 2007, the FASB issued guidance related to noncontrolling interests later codified under ASC 810, “Consolidation.” This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which, for the Company, was January 1, 2009. This guidance requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. It also amends certain consolidation procedures for consistency with the requirements of the revised business combination guidance discussed above. This guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Adoption of the noncontrolling interest guidance did not have a significant impact on the determination or reporting of our financial results.

In March 2008, the FASB issued guidance related to disclosures about derivative instruments and hedging activities later codified under ASC 815, “Derivatives and Hedging.” This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, which, for the Company, was January 1, 2009. This guidance is intended to improve financial reporting by requiring transparency about the nature, purpose, location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results. See Note I – “Derivative Financial Instruments.”

In April 2008, the FASB issued guidance related to determining the useful lives of intangible assets later codified under ASC 350, “Intangibles – Goodwill and Other.” This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This guidance was effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008, which, for the Company, was January 1, 2009.   We have evaluated the new guidance and has determined that it did not have a significant impact on the determination or reporting of our financial results.

In May 2008, the FASB issued guidance related to accounting for convertible debt instruments that may be settled in cash upon conversion which was later codified under ASC 470, “Debt.” This guidance requires separate accounting for the liability and equity components of convertible debt securities that allow for either mandatory or optional cash settlement (including partial cash settlement) in a manner that reflects our nonconvertible debt borrowing rate at time of issuance when interest cost is recognized in subsequent periods. This bifurcation results in a component of the convertible debt to be classified in equity and accretion of the resulting discount on the debt as part of interest expense reflected in the income statement. The guidance is effective for fiscal years beginning after December 15, 2008, which, for the Company, was January 1, 2009. As disclosed in Note L – “Long-Term Obligations,” adoption of this guidance affected the reporting of the 4% Convertible Senior Subordinated Notes Due 2015 (“4% Convertible Notes”) issued in June 2009.

In November 2008, the FASB ratified guidance related to equity method investment accounting, which was later codified under ASC 323, “Investments – Equity Method and Joint Ventures.” This guidance applies to all investments accounted for under the equity method.  It states that an entity shall measure its equity investment initially at cost.  Contingent consideration should only be included in the initial measurement of the equity method investment if it is required to be recognized by specific authoritative guidance other than that contained in business combinations guidance, ASC 805.  However, if any equity method investment agreement involves a contingent consideration arrangement in which the fair value of the investor’s share of the investee’s net assets exceeds the investor’s initial cost, a liability should be recognized.  An equity method investor is required to recognize other-than-temporary impairments of an equity method investment and shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment.  Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. This guidance shall be effective for fiscal years beginning on or after December 15, 2008, which, for the Company, was January 1, 2009, and interim periods within those fiscal years, and shall be applied prospectively.  Adoption of this equity method investment accounting guidance did not have a significant impact on the determination or reporting of our financial results.

In December 2008, the FASB issued guidance revising employers’ disclosures about postretirement benefit plan assets which was later codified under ASC 715, “Compensation – Retirement Benefits.” This guidance revised employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance requires additional disclosure on a benefit plan’s investment allocation decision-making process, the fair value of each major category of plan assets, the valuation techniques used to measure fair value of the plan assets, and any significant concentrations of risk within plan assets. This guidance is effective for fiscal years ending after December 15, 2009, with early application permitted. We do not expect that this guidance will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued guidance related to interim disclosures about the fair value of financial instruments later codified under ASC 825, “Financial Instruments.” This guidance enhances consistency in financial reporting by increasing the frequency of fair value disclosures. It relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date, fair values for these assets and liabilities have only been disclosed once a year. This guidance will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This guidance is effective for interim and annual periods ending after June 15, 2009, with early application permitted for periods ending after March 15, 2009. Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

In May 2009, the FASB issued guidance related to subsequent events, which was later codified under ASC 855, “Subsequent Events.”  This guidance was effective for interim or annual financial periods ending after June 15, 2009.  This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   It also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all readers of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

In June 2009, the FASB issued guidance to establish the FASB Accounting Standards Codification™ (“Codification”).  The Codification will be the single source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants.  All existing accounting standards are superseded as described in the guidance.  All other accounting literature not included in the Codification is nonauthoritative.  This statement is effective for interim and annual periods ending after September 15, 2009.  Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 166”), which has not yet been codified.  SFAS No. 166 will require entities to provide more information about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets.  It also requires additional disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  SFAS No. 166 eliminates the concept of a qualifying special-purpose entity and changes the requirements for de-recognition of financial assets.  SFAS No. 166 is effective for us in our interim and annual reporting periods beginning on and after January 1, 2010. Earlier application is prohibited.  Pending codification, we are evaluating adoption of SFAS No. 166, but do not expect that it will have a significant impact on the determination or reporting of our financial results.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities.  This guidance has not yet been codified. It replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS No. 167 also requires additional disclosures about an enterprise’s involvement in variable interest entities.  SFAS No. 167 is effective for us in our interim and annual reporting periods beginning on and after January 1, 2010. Earlier application is prohibited.  Pending codification, we are currently evaluating the impact that adoption of SFAS No. 167 will have on the determination or reporting of our financial results.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value”, which provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, fair value is required to be measured using one or more valuation techniques. These valuations may use techniques such as the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, a present value technique or a technique based on the amount at the measurement date that would have to be paid to transfer the identical liability or would be received to enter into the identical liability. This update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required, are Level 1 fair value measurements. The guidance provided in this update was effective for the Company on October 1, 2009. The Company is currently evaluating the impact that the adoption of this guidance will have on the determination or reporting of the Company’s financial results.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements.”  This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting. In an arrangement with multiple deliverables, the delivered item(s) shall be considered a separate unit of accounting if: the delivered items have value to the customer on a stand-alone basis. Items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis; and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

Arrangement consideration shall be allocated at the inception of the arrangement to all deliverables based on their relative selling price, except under certain circumstances such as items recorded at fair value and items not contingent upon the delivery of additional items or meeting other specified performance conditions. The selling price for each deliverable shall be determined using vendor specific objective evidence (“VSOE”) of selling price, if it exists, otherwise third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. This guidance eliminates the use of the residual value method for determining allocation of arrangement consideration; and allows the use of an entity's best estimate to determine the selling price if VSOE and TPE cannot be determined. It also requires additional disclosures such as the nature of the arrangement, certain provisions within the arrangement, significant factors used to determine selling prices and the timing of revenue recognition related to the arrangement. This guidance shall be effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted.  Pending codification, we are currently evaluating the impact that adoption of this guidance will have on the determination or reporting of our financial results.

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

At September 30, 2009, we performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating (loss) income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by an additional 10% to amounts already incorporated in the financial statements for the three months ended September 30, 2009 would have decreased the translation effect of foreign currency exchange rate changes already included in our reported operating (loss) income by approximately $9 million for the period.

We assess foreign currency risk based on transactional cash flows and identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures. At September 30, 2009, we had foreign exchange contracts with a notional value of $590.5 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a liability of $3.1 million at September 30, 2009. On a mid to long-term basis, we are considering changes in our manufacturing locations to target closer alignment with our customers, which would also help mitigate our exposure to currency fluctuations.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At September 30, 2009, approximately 43% of our debt was floating rate debt and the weighted average interest rate for all debt was approximately 6.64%.

At September 30, 2009, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at September 30, 2009 would have increased interest expense by approximately $2 million for the nine months ended September 30, 2009.

Commodities Risk

Principal materials and components that we use in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our performance. Worldwide steel prices rose for most of 2008 in response to higher demand caused by continued higher consumption in developing market countries such as China. Due to the continued high demand for steel in 2008, many suppliers of steel, castings and other products increased prices or added surcharges to the price of their products. Most of our steel costs are back to 2007 levels and other component costs are decreasing as well. We expect to see increasing benefits from lower input costs in the remainder of 2009 as raw material receipts increase as our existing raw material inventory is utilized.

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

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2009, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2009.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In the three months ended September 30, 2009, we continued our implementation of an integrated suite of enterprise software at two businesses as part of a multi-year global implementation program. The implementation has involved changes to certain processes and related internal controls over financial reporting. We have reviewed the system and the controls affected and made appropriate changes as necessary.

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

The risk factors presented below entitled “We have debt outstanding and must comply with restrictive covenants in our debt agreements” and “We face litigation and product liability claims and other liabilities” updates and replaces the similarly named risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. The risk factor entitled “We are currently the subject of government investigations” in our Annual Report on Form 10-K for the year ended December 31, 2008 is replaced with a risk factor below entitled “We are currently the subject of a government investigation”. In addition, we have added an additional risk factor below entitled “We may be unable to generate sufficient cash flow to service our debt obligations,” which should be considered in addition to the risk factors disclosed in our Annual Report. There have been no other material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We are currently the subject of a government investigation.

We have received subpoenas and requests for information from the DOJ with respect to an investigation by the DOJ into pricing practices in the US rock crushing and screening equipment industry.  In connection with this investigation, the DOJ has convened a grand jury. We have been cooperating with the DOJ to furnish information needed to complete its investigation. Until the DOJ investigation is complete, we are not able to predict its outcome.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Not applicable
Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEREX CORPORATION
(Registrant)

Date: October 29, 2009	/s/ Phillip C. Widman
Phillip C. Widman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: October 29, 2009	/s/ Mark I. Clair
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
10.24

Amended and Restated Guarantee and Collateral Agreement dated as of July 14, 2009 among Terex Corporation, certain of its subsidiaries and Credit Suisse, as Collateral Agent (incorporated by reference to Exhibit 10.24 of the Form 10-Q for the quarter ended June 30, 2009 of Terex Corporation, Commission File No. 1-10702).

10.25

Incremental Term Loan Assumption Agreement dated as of July 22, 2009, among Terex Corporation, J.P. Morgan Chase International Financing Limited and Credit Suisse, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated July 22, 2009 and filed with the Commission on July 27, 2009).

10.26

Incremental Term Loan Assumption Agreement dated as of July 23, 2009, among Terex Corporation, the Lenders named therein and Credit Suisse, as Administrative Agent incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated July 22, 2009 and filed with the Commission on July 27, 2009).

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

10.30

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

10.31

Amended and Restated Employment and Compensation Agreement, dated October 14, 2008, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.5 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008).

10.32

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

10.34

Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 4, 2008 and filed with the Commission on March 10, 2008).

10.35

Employment Letter dated as of November 8, 2006 between Terex Corporation and Thomas J. Riordan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated November 13, 2006 and filed with the Commission on November 13, 2006).

12	Calculation of Ratio of Earnings to Fixed Charges. *
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *
32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes –Oxley Act of 2002. *
101.INS	XBRL Instance Document. **

101.SCH XBRL Taxonomy Extension Schema Document. **

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document. **

101.DEF XBRL Taxonomy Extension Definition Linkbase Document. **

101.LAB XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **
*	Exhibit filed with this document.
**	Exhibit furnished with this document.