Form 10-K
period 2009-12-31
TEREX CORP
filed 2010-02-24
CIK 97216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $1,264 million based on the last sale price on June 30, 2009.

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK OUTSTANDING WAS
108.3 MILLION AS OF FEBRUARY 18, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

TEREX CORPORATION AND SUBSIDIARIES

Index to Annual Report on Form 10-K

For the Year Ended December 31, 2009

As used in this Annual Report on Form 10-K, unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”  This Annual Report generally speaks as of December 31, 2009, unless specifically noted otherwise.

Forward-Looking Information

Certain information in this Annual Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Uncertainties.”  In addition, when included in this Annual Report or in documents incorporated herein by reference, the words “may,” “expects,” “intends,” “anticipates,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

•                  Our business is cyclical and weak general economic conditions affect the sales of our products and financial results;

•                  the impact of the sale of our Mining business, including our ability to use the proceeds of this transaction for acquisitions;

•                  our ability to access the capital markets to raise funds and provide liquidity;

•                  our business is sensitive to fluctuations in government spending;

•                  our business is very competitive and is affected by our cost structure, pricing, product initiatives and other actions taken by competitors;

•                  the effects of operating losses;

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

•                  litigation, product liability claims, class action lawsuits and other liabilities;

•                  our ability to comply with an injunction and related obligations resulting from the settlement of an investigation by the United States Securities and Exchange Commission (“SEC”);

•                  investigation by the United States Department of Justice (“DOJ”);

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

As a result of the final court decree in August 2009 that formalized the settlement of an investigation of Terex by the SEC, for a period of three years, or such earlier time as we are able to obtain a waiver from the SEC, we cannot rely on the safe harbor provisions regarding forward-looking statements provided by the regulations issued under the Securities Exchange Act of 1934.

The forward-looking statements and prospective financial information included in this Form 10-K have been prepared by, and are the responsibility of, Terex's management. PricewaterhouseCoopers LLP (“PwC”) has neither examined, compiled nor performed any procedures with respect to the accompanying forward-looking statements and prospective financial information and, accordingly, PwC does not express an opinion or any other form of assurance with respect thereto. The PwC report included in this Form 10-K relates to the Company's historical financial information. It does not extend to the forward-looking statements and prospective financial information and should not be read to do so.

PART I

ITEM 1.  BUSINESS

GENERAL

Terex is a diversified global equipment manufacturer of a variety of machinery products.  We are focused on delivering reliable, customer-driven solutions for a wide range of commercial applications, including the construction, infrastructure, quarrying, shipping, transportation, power and energy industries.  We operate in four reportable segments: (i) Aerial Work Platforms; (ii) Construction; (iii) Cranes; and (iv) Materials Processing.

On December 20, 2009, we signed a definitive agreement for the divestiture of our Mining business, and as a result, this business is reflected as a discontinued operation in this Annual Report.  With the completion of the divestiture on February 19, 2010, we have completed the first step in our strategy to transform Terex from what has historically been predominately a construction and mining equipment company to a manufacturer of more diverse niche machinery and industrial products.

We view our purpose as making products that will be used to improve the lives of people around the world.  Our mission is to delight our customers with value added offerings that exceed their current and future needs.  Our vision focuses on our commitments to our core constituencies of customers, stakeholders and team members by providing our customers with a superior ownership experience, our stakeholders with a profitable enterprise that increases value, and our team members with a preferred place to work.

Our Company was incorporated in Delaware in October 1986 as Terex U.S.A., Inc.  We have changed significantly since that time, achieving $4.0 billion of net sales in 2009.  Much of our historic growth has been achieved through acquisitions, and, over the past five years, we increased our focus on becoming a superb operating company under the Terex franchise.  Now, following consummation of the sale of our Mining business, we foresee increasing our acquisition activity through targeted transactions intended to broaden our businesses and product categories.

As we have grown, our business has become increasingly international in scope, with our products manufactured in North and South America, Europe, Australia and Asia and sold worldwide.  We are focusing on expanding our business globally, with an increased emphasis on developing markets such as China, India, Russia, the Middle East and Latin America.

For financial information about our industry and geographic segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note B - “Business Segment Information” in the Notes to the Consolidated Financial Statements.

AERIAL WORK PLATFORMS

Our Aerial Work Platforms segment designs, manufactures, refurbishes and markets aerial work platform equipment, telehandlers, light towers and utility equipment.  Products include material lifts, portable aerial work platforms, trailer-mounted articulating booms, self-propelled articulating and telescopic booms, scissor lifts, telehandlers, trailer-mounted light towers and utility equipment (including truck-mounted digger derricks, aerial devices and cable placers) as well as their related components and replacement parts. Customers use our products to construct and maintain industrial, commercial and residential buildings and facilities, construct and maintain utility and telecommunication lines, trim trees and for other commercial operations, as well as in a wide range of infrastructure projects.  We market our Aerial Work Platforms products principally under the Terex® and Genie® brand names and the Terex® name in conjunction with certain historic brand names.

Aerial Work Platforms has the following significant manufacturing operations:

•                  Aerial work platform equipment is manufactured in Redmond and Moses Lake, Washington, Perugia, Italy and Coventry, England;

•                  Telehandlers are manufactured in  Moses Lake, Washington and Perugia, Italy;

•                  Trailer-mounted light towers and trailer-mounted articulated booms are manufactured in Rock Hill, South Carolina; and

•                  Utility products are manufactured in Watertown and Huron, South Dakota.

We have aerial work platform refurbishment facilities located in Waco, Texas and Modesto, California.

We recently opened a new parts and logistic center located in North Bend, Washington for our aerial work platform equipment.  In 2009, we consolidated our European parts and logistics operations to an out-sourced facility in Roosendaal, the Netherlands.

We are in the process of constructing a facility in Changzhou, China for the manufacture of aerial work platform equipment.

We also own much of the North American distribution channel for the utility products group.  These operations sell, service and rent our utility products as well as other products that service the utility industry.  They also provide parts and service support for a variety of other Terex® products, including aerial devices.  We also maintain a fleet of rental utility products available for rental in the United States and Canada.

Our auger machines and auger tools product lines, which had been part of our Mining business, have been retained by Terex and became part of our Aerial Work Platforms segment upon the conclusion of the disposition of our Mining business.  Our auger equipment is used in construction and foundation drilling applications.

In December 2009, we completed the sale of our power buggy product line, and in January 2010, we completed the sale of our generator product line.  Both of these product lines were included in our Aerial Work Platforms segment.

CONSTRUCTION

Our Construction segment designs, manufactures and markets three primary categories of construction equipment and their related components and replacement parts:

•                  Heavy construction equipment, including off-highway trucks, scrapers, hydraulic excavators, large wheel loaders and material handlers;

•                  Compact construction equipment, including loader backhoes, compaction equipment, mini and midi excavators, site dumpers, compact track loaders, skid steer loaders and wheel loaders; and

•                  Roadbuilding equipment, including asphalt and concrete equipment (including pavers, transfer devices, plants, mixers, reclaimers/stabilizers, placers and cold planers), landfill compactors and bridge inspection equipment.

Construction, forestry, rental, mining, industrial and government customers use these products in construction and infrastructure projects, to build roads and bridges and in coal, minerals, sand and gravel operations.  We market our Construction products principally under the Terex® brand name and the Terex® name in conjunction with certain historic brand names.

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

•                  Excavators and material handlers are manufactured in Ganderkesee, Germany; and

•                  Material handlers are manufactured in Bad Schoenborn, Germany.

Compact Construction Equipment

•                  Compact track loaders are manufactured in Grand Rapids, Minnesota and undercarriage components for compact track loaders and crawler conversion parts for compact skid steer loaders and aerial work platform products are manufactured in Cohasset, Minnesota;

•                  Site dumpers, compaction equipment and loader backhoes, as well as products for our Aerial Work Platforms segment, are manufactured in Coventry, England;

•                  A range of wheel loaders are manufactured in Crailsheim, Germany, mini excavators and midi excavators are manufactured in Rothenburg, Germany, and parts for the above-referenced products are manufactured in Langenburg and Gerabronn, Germany.  In addition, specialized tunneling machines are manufactured in Langenburg, Germany;

•                  Loader backhoes and skid steer loaders are manufactured for markets in India and neighboring countries in Greater Noida, Uttar Pradesh, India; and

•                  Mini excavators are manufactured for the Chinese market in Sanhe, China.

Roadbuilding Equipment

•                  Cold planers, reclaimers/stabilizers, asphalt plants, asphalt pavers, concrete plants, concrete pavers, concrete placers, transfer devices and landfill compactors, as well as products for our Materials Processing segment, are manufactured in Oklahoma City, Oklahoma;

•                  Asphalt plants, asphalt pavers, soil plants, cold planers, and micropaving and asphalt distributor equipment are manufactured in Cachoeirinha, Brazil;

•                  Concrete pavers are manufactured in Canton, South Dakota;

•                  Bridge inspection equipment is manufactured in Rock Hill, South Carolina; and

•                  Front and rear discharge concrete mixer trucks are manufactured in Fort Wayne, Indiana.

Construction’s North American distribution center is in Southaven, Mississippi and serves as a parts center for Construction and other Terex operations.

We have a minority interest in Inner Mongolia North Hauler Joint Stock Company Limited (“North Hauler”), a company incorporated under the laws of China, which manufactures rigid haulers in China.  Trucks manufactured by North Hauler, which is located in Baotou, Inner Mongolia, are principally used in China under the Terex® brand name.  We also have a minority interest in Atlas Construction Machinery Company Ltd., a company incorporated under the laws of China, which manufactures excavators in China.

CRANES

Our Cranes segment designs, manufactures, services and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck-mounted cranes (boom trucks and loading cranes) and specialized port and rail equipment including straddle carriers, gantry cranes, mobile harbor cranes, ship-to-shore cranes, telescopic container stackers, lift trucks and forklifts, as well as their related replacement parts and components.  These products are used primarily for construction, repair and maintenance of commercial buildings, manufacturing facilities and infrastructure, as well as for material handling at port and railway facilities.  We market our Cranes products principally under the Terex® brand name and the Terex® name in conjunction with certain historic brand names.

Cranes has the following significant manufacturing operations:

•                  Rough terrain and telescopic crawler cranes are manufactured in Crespellano, Italy;

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

•                  Tower cranes are manufactured in Fontanafredda, Italy;

•                  Lattice boom crawler cranes and tower cranes are manufactured in Wilmington, North Carolina;

•                  Lattice boom crawler and lattice boom truck cranes, as well as all terrain cranes, are manufactured in Zweibruecken, Wallerscheid and Bierbach, Germany and Pecs, Hungary;

•                  Ship-to-shore, rubber tired gantry, rail mounted gantry cranes and mobile harbor cranes are manufactured in Monfalcone, Italy;

•                  Mobile harbor cranes, gantry cranes and telescopic container stackers are manufactured in Xiamen, China;

•                  Straddle carriers and gantry cranes are manufactured in Wurzburg, Germany; and

•                  Lift trucks and forklifts are manufactured in Lentigione, Italy.

We plan to begin the manufacture of tower crane components at our facilities in Tianjin, China and Hosur, India.

MATERIALS PROCESSING

Our Materials Processing segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders and related components and replacement parts.  Construction, quarrying, mining and government customers use these products in construction and infrastructure projects, as well as in various quarrying and mining applications.  We market our Materials Processing products principally under the Terex® and Powerscreen® brand names and the Terex® name in conjunction with certain historic brand names.

Materials Processing has the following significant manufacturing operations:

•                  Mobile crushers and mobile screens are manufactured in Omagh and Dungannon, Northern Ireland;

•                  Mobile crushers and mobile screens are manufactured in Hosur, India;

•                  Base crushers and base screens are manufactured in Subang Jaya, Malaysia; and

•                  Screening equipment is manufactured in Durand, Michigan.

We have a North American distribution center in Louisville, Kentucky.  We have four distribution facilities in Australia.

We participate in joint ventures in China under the names Wieland International Trading (Shanghai) Co. Ltd. and Shanghai Wieland Engineering Co. Ltd., which manufacture replacement and wear parts for crushing equipment.

OTHER

We also assist customers in their rental, leasing and acquisition of our products.  We facilitate loans and leases between our customers and various financial institutions under the name Terex Financial Services (“TFS”) in the United States, Europe and elsewhere.

DISCONTINUED OPERATIONS

On December 20, 2009, we entered into a definitive agreement to sell our Mining business to Bucyrus International, Inc. (“Bucyrus”), and on February 19, 2010, we completed this disposition.  The business divested in the transaction includes the manufacture of hydraulic mining excavators, high capacity surface mining trucks, track and rotary blasthole drills, drill tools and highwall mining equipment, as well as the related parts and aftermarket service businesses, including company-owned distribution locations.  Our auger machines and auger tools product lines were not sold as part of this disposition and instead will be consolidated within our Aerial Work Platforms segment.

On December 31, 2009, we sold the assets of our construction trailer business.  The results of this business were formerly consolidated within our Aerial Work Platforms segment.

See Note D — “Discontinued Operations” in the Notes to our Consolidated Financial Statements for more information on our discontinued operations.

BUSINESS STRATEGY

General

For Terex, 2009 was an extremely challenging year.  We saw net sales from continuing operations decrease from $8.4 billion in 2008 to $4.0 billion in 2009, and our income from operations of $174.5 million in 2008 turned to a loss from operations of $459.9 million in 2009.  No part of our business was immune from this downturn, as net sales declined in 2009 when compared to 2008 levels by 64.9% for Aerial Work Platforms, 55.2% for Construction, 33.7% for Cranes and 64.2% for Materials Processing.

Successful companies in challenging times balance the short-term needs of cash generation and reducing costs with the long-term needs of investing in and strengthening their core businesses.  Achieving this balance will continue to be our focus throughout this demanding economic environment.

During 2009, we focused on cash generation and cash management, taking quick and aggressive actions and making difficult choices to reduce operating costs.  Our actions included, among other initiatives, closing certain of our facilities, reducing our work force at all levels, shortening workweeks and freezing and reducing the salaries of our team members.  In an environment of tight credit, declining economic activity and constrained access to investment capital, we strongly believed that disciplined management of cash flow was critical to our sustainability in the short term and to our ultimate long-term success.  As a result of our successful implementation of working capital and cost control measures, as well as our capital markets funding transactions executed in 2009, we enter 2010 with a strong balance sheet and we are well positioned to capitalize on the market recovery that we expect to experience in 2011 and beyond.

As we enter 2010, we expect the challenging business environment to continue.  We do not anticipate a significant increase in end market demand for our products in 2010, but we will continue to focus on those things that we can control, such as investments in growing markets, managing internal costs and optimizing our product development.  We expect that our manufacturing production rates in 2010 will more closely match end market demand, as we have reduced our inventory to appropriate levels so that our facilities can once again operate efficiently.

We believe that the present environment offers us the opportunity to strengthen and improve our business position around the world.  These challenging times can provide opportunities to invest in our businesses in ways that will strengthen us for the market recovery.

We approach the long term with the goal of transforming Terex from what has historically been predominately a construction and mining equipment company to a more diverse manufacturer of a variety of machinery and industrial products.  We aim to re-focus Terex on being a manufacturer of highly successful niche products with leading positions in their specialty areas.  We strive to be one of the top two performers in each of our business areas, with the highest Return on Invested Capital when compared with our competition over a business cycle.

We are seeking to expand through internal growth and incremental acquisitions, with our Company’s transformation to be built upon our current foundation of market leading franchises coupled with new investment opportunities.  We have strong existing core businesses in the product areas of aerial work platforms, compact construction equipment, tower and mobile cranes, port equipment and mobile material processing equipment.  It is our goal to build on the leading positions of our current businesses to potentially double our net sales by 2013, achieve a 12% operating profit margin, and generate at least a 20% after-tax return on invested capital.

As part of our strategy to transform our portfolio of businesses, we made the decision in 2009 to sell our Mining business for approximately $1 billion in cash and approximately 5.8 million shares of Bucyrus common stock.  As of the completion of the sale of our Mining business, we had over $1.9 billion in cash on hand with no scheduled significant debt maturities until 2013.  We intend to utilize our financial resources to both grow our existing franchises and to leverage our existing portfolio to acquire other leading niche machinery and industrial businesses.

We are actively pursuing possible acquisition opportunities in the global equipment and machinery industries, evaluating a wide range of alternatives for future investment, both within and outside our traditional areas of operation.  We will investigate potential acquisitions that complement our existing strengths and expand and diversify our range of product offerings, with a target threshold for potential investment opportunities of at least a 20% after-tax return on invested capital in the second year after acquisition and beyond.

Aerial Work Platforms

Our Aerial Work Platforms segment remains one of our key businesses. It is our intent to provide our customers with the best return on their investment through the acquisition, maintenance and disposition cycle of our equipment.  Our strengths include manufacturing expertise in lean practices, intense focus on the customer experience, quality products, the safety of our team members and customers, and superior service and support.  During the low demand period we are currently experiencing, we continue to work to improve the business in these critical areas and thereby position the business for profitability when global growth returns.  As examples, we are investing in our Terex Management System (TMS), a global enterprise system, and we are expanding our global service and support offerings and footprint.

The business historically has been dependent on the North American and Western European markets for the vast majority of it sales.  Going forward, we expect increased global acceptance and demand for the portfolio of our products based on improved productivity and safety for potential customers as compared to alternative methods such as ladders and scaffolding.  In addition, to reduce our dependence on and exposure to non-residential construction for these products, we will focus on market expansion, such as industrial or shipyard applications.  We are working to localize our products for introduction to the various global markets. For example, we are currently investing in the construction of a manufacturing facility in Changzhou, China, which is scheduled to start production in the fourth quarter of 2010.

Construction

Our Construction segment has been negatively affected by the significant reduction of industrial, commercial and residential building projects over the past few years.  During 2009, our focus was on cash generation, bringing costs in line with the current global demand environment, and reducing inventory stock levels to better position this business for efficient manufacturing practices at the reduced demand levels.  Going forward, the focus will be on successful growth in markets and product niches where Terex can operate from a position of strength, such as the North American compact construction equipment line of products, and the western European home markets for many of the construction products and certain niche products such as the material handler business.  We will continue to focus on improving manufacturing practices through the implementation of lean manufacturing processes, leveraging the current business infrastructure for economies of scale and carefully approaching investment in non-traditional markets.

Cranes

Our Cranes segment features a diversified range of products with several strong core businesses.  In 2009, we significantly expanded our range of products through our acquisition of the port equipment businesses of Reggiane Cranes and Plants S.p.A. and Noell Crane Holding GmbH (collectively, “Terex Port Equipment” or the “Port Equipment Business”).

The effects of the global economic downturn have been felt quite differently throughout our cranes product line.  Certain products, such as large capacity crawler cranes and all-terrain cranes, continue to have significant demand globally, while other products are down over 80% from peak net sales levels achieved during the past few years.  However, throughout the portfolio of Cranes products, we will continue to emphasize building world-class, safe products, while continuing to reduce our cost structure to ensure long-term competitiveness.  Additionally, as part of our customer value proposition, we will continue to invest in our global sales and support infrastructure.  For our newly acquired Port Equipment Business, our initial focus has been to complete the required restructuring actions to bring the cost structure of this business in line with the current demand environment.

Materials Processing

Our Materials Processing segment has at its core our industry leading mobile crushing and screening products.  Despite our leading position in the mobile materials processing market, the past 12-18 months were extremely challenging.  We experienced rapid deterioration in market conditions due to the softening of the global economy and the related credit market crisis.  We reacted quickly by dramatically reducing our production output and, in an effort to manage the total supply chain of inventory.  Inventory at our dealer locations was sold through and not replaced. Costs and headcount were significantly reduced to realign the size of the business infrastructure with the current net sales levels.

We continue to see some encouraging signs that developing markets may be leading the way in global economic growth, and we continue to position this business to take advantage of such growth opportunities.  Additionally, continued urbanization, global concern for the recycling of waste, and the continued shift to mobile equipment solutions over static equipment in many applications are trends that we believe will have a positive effect on our business prospects.

The Terex Way

When considering our strategy and future, we constantly keep in mind our purpose, mission, vision and our core values, all of which combine to create a culture that makes Terex what it is.

Our purpose remains to improve the lives of people around the world.  Our mission is to delight our customers with value added offerings that exceed their current and future needs.

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

We operate our business based on our value system, “The Terex Way.”  The Terex Way defines our essence and culture as a company and our collective commitment to what it means to be a part of Terex.  The Terex Way is based on six key values:

•	Integrity: Integrity reflects honesty, ethics, transparency and accountability. We are committed to maintaining high ethical standards in all of our business dealings.
•	Respect: Respect incorporates concern for safety, health, teamwork, diversity, inclusion and performance. We treat all our team members, customers and suppliers with respect and dignity.
•

Improvement: Improvement encompasses quality, problem-solving systems, a continuous improvement culture and collaboration. We continuously search for new and better ways of doing things, focusing on continuous improvement and the elimination of waste.

•	Servant Leadership: Servant leadership requires service to others, humility, authenticity and leading by example. We work to serve the needs of our customers, investors and team members.
•	Courage: Courage entails willingness to take risks, responsibility, action and empowerment. We have the courage to make a difference even when it is difficult.
•

Citizenship: Citizenship means social responsibility and environmental stewardship. We comply with all laws and respect all people’s values and cultures and are good global, national and local citizens.

The Terex Business System

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

With our purpose, mission and vision in mind, using the Terex Business System as our framework, and operating based on the values of The Terex Way, we strive to grow and expand our Company.

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

TELEHANDLERS.  Telehandlers are used to move and place materials on residential and commercial construction sites and are used in the energy, infrastructure and agricultural industries.

LIGHT TOWERS.  Trailer-mounted light towers are used primarily to light work areas for night construction, entertainment, emergency assistance, security and for other nighttime or low light applications.

UTILITY EQUIPMENT.  Our utility products include digger derricks, insulated and non-insulated aerial devices and cable placers. These products are used by electric utilities, tree care companies, telecommunications and cable companies, and the related construction industries, as well as by government organizations.

•	Digger derricks are used to dig holes, hoist and set utility poles, as well as lift transformers and other materials at job sites.
•

Insulated aerial devices are used to elevate workers and material to work areas at the top of utility poles, energized transmission lines and for trimming trees near energized electrical lines, as well as for miscellaneous purposes such as sign maintenance. Non-insulated aerials are used in applications where energized electrical lines are not a hazard.

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

•

Our bridge inspection equipment allows access to many under bridge related tasks, including inspections, painting, sandblasting, repairs, general maintenance, installation and maintenance of under bridge pipe and cables, stripping operations and replacement, and maintenance of bearings.

•	We produce landfill compactors used to compact refuse at landfill sites.

CRANES

We offer a wide variety of cranes, including mobile telescopic cranes, tower cranes, lattice boom crawler cranes, boom trucks, as well as specialty cranes and machinery designed specifically for port and railway facility use such as mobile harbor cranes, gantry cranes and telescopic container stackers.

MOBILE TELESCOPIC CRANES.  Mobile telescopic cranes are used primarily for industrial applications, in commercial and public works construction, and in maintenance applications to lift equipment or material.  We offer a complete line of mobile telescopic cranes, including rough terrain cranes, truck cranes, all terrain cranes and lift and carry cranes.

•

Rough terrain cranes move materials and equipment on rough or uneven terrain, and are often located on a single construction or work site such as a building site, a highway or a utility project for long periods. Rough terrain cranes cannot be driven on highways and accordingly must be transported by truck to the work site.

•	Truck cranes have two cabs and can travel rapidly from job site to job site at highway speeds. Truck cranes are often used for multiple local jobs, primarily in urban or suburban areas.
•	All-terrain cranes were developed in Europe as a cross between rough terrain and truck cranes, and are designed to travel across both rough terrain and highways.
•

Lift and carry cranes are designed primarily for site work, such as at mine sites, large fabrication yards, building and construction sites, and combine high road speed and all terrain capability without the need for outriggers.

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

•      Flat top tower cranes have a tower and a horizontal jib assembled from sections. There is no A-frame above the jib, which is self-supporting and consists of reinforced jib sections. These cranes are assembled on-site in one to two days, and can increase in height with the project.

•      Luffing jib tower cranes have a tower and an angled jib assembled from sections. There is one A-frame above the jib to which suspension cables supporting the jib are attached.  Unlike other tower cranes, there is no trolley to control lateral movement of the load, which is accomplished by changing the jib angle.  These cranes are assembled on-site in two to three days, and can increase in height with the project.

LATTICE BOOM CRAWLER AND WHEEL-MOUNTED CRANES.  Lattice boom crawler and wheel-mounted cranes are designed to lift material on rough terrain and can maneuver while bearing a load.  The boom is made of tubular steel sections, which, together with the base unit, are transported to and erected at a construction site.

TRUCK-MOUNTED CRANES (BOOM TRUCKS).  We manufacture telescopic boom cranes and articulated hydraulic cranes for mounting on a commercial truck chassis. Truck-mounted cranes are used primarily in the construction and maintenance industries to lift equipment or materials to various heights. Boom trucks are generally lighter and have less lifting capacity than truck cranes, and are used for many of the same applications when lower lifting capabilities are sufficient.  An advantage of a boom truck is that the equipment or material to be lifted by the crane can be transported by the truck, which can travel at highway speeds.  Applications include delivery of building materials and the installation of commercial air conditioners and other roof-mounted equipment.

TELESCOPIC CONTAINER STACKERS.  Telescopic container stackers are used to pick up and stack shipping containers at port and railway facilities.  At the end of a telescopic container stacker’s boom is a spreader, which enables it to attach to shipping containers of varying lengths and weights and to rotate the container.

MOBILE HARBOR CRANES.  Mobile harbor cranes are used for material handling at ports, including general cargo handling and shipping containers.  Mobile harbor cranes can travel around the port as needed and have the capability to move large loads.  Mobile harbor cranes can be fitted with a variety of attachments for handling different types of cargo.

SHIP-TO-SHORE GANTRY CRANES.  Ship-to-shore gantry cranes are used to load and unload container vessels at ports.

RUBBER TIRED AND RAIL MOUNTED GANTRY CRANES.  Rubber tired and rail mounted gantry cranes are used for space intensive shipping container stacking at port and railway facilities.

STRADDLE CARRIERS.  Straddle carriers pick up and carry shipping containers while straddling their load.  Straddle carriers have the capability to stack up to four shipping containers on top of each other.  Straddle carriers are used in port and railway facilities to move shipping containers and to load and unload shipping containers from on-highway trucks.

LIFT TRUCKS AND FORKLIFTS.  Lift trucks and forklifts are small to medium-sized highly mobile trucks for use with a variety of general cargo lifting and handling applications at port and railway facilities.

MATERIALS PROCESSING

MATERIALS PROCESSING EQUIPMENT.  Materials processing equipment is used in processing aggregate materials for roadbuilding applications and is also used in the quarrying, mining, demolition and recycling industries.  Our materials processing equipment includes crushers, screens and feeders.

We manufacture a range of track-mounted jaw, impactor and cone crushers, as well as base crushers for integration within static plants.  Our crushing equipment also includes horizontal and vertical shaft impactors.

•      Jaw crushers are used for crushing larger rock, primarily at the quarry face or on recycling duties.  Applications include hard rock, sand and gravel and recycled materials. Impactor crushers are used in quarries for primary and secondary applications, as well as in recycling.  Cone crushers are used in secondary and tertiary applications to reduce a number of materials, including quarry rock and riverbed gravel.

•      Horizontal shaft impactors are primary and secondary crushers.  They are typically applied to reduce soft to medium hard materials, as well as recycled materials.  Vertical shaft impactors are secondary and tertiary crushers that reduce material utilizing various rotor configurations and are highly adaptable to any application.

Our screening and feeder equipment includes:

•      Heavy duty inclined screens and feeders are used in high tonnage applications and are available as either stationary or heavy-duty mobile equipment.  Inclined screens are used in all phases of plant design from handling quarried material to fine screening.

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

•      Apron feeders are generally situated at the primary end of the processing facility, and have a rugged design in order to handle the impact of the material being fed from front-end loaders and excavators.  The feeder moves material to the crushing and screening equipment in a controlled fashion.

PRODUCT CATEGORY SALES

The following table lists our main product categories and their percentage of our total sales:

	PERCENTAGE OF SALES
PRODUCT CATEGORY	2009	2008	2007
Mobile Telescopic & Truck Cranes	30%	23%	19%
Lattice Boom Crawler & Tower Cranes	15	12	9
Aerial Work Platforms	12	20	24
Heavy Construction Equipment	11	13	14
Materials Processing Equipment	9	12	12
Utility Equipment	6	4	2
Compact Construction Equipment	6	7	7
Roadbuilding Equipment	4	3	4
Port Equipment	4	1	1
Telehandlers & Light Construction Equipment	2	3	4
Other	1	2	4
TOTAL	100%	100%	100%

BACKLOG

Our backlog as of December 31, 2009 and 2008 was as follows:

	December 31,
	2009	2008
	(in millions)
Aerial Work Platforms	$156.7	$170.3
Construction	111.1	250.0
Cranes	974.1	1,937.8
Materials Processing	58.5	42.4
Total	$1,300.4	$2,400.5

We define backlog as firm orders that are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time. Our backlog orders represent primarily new equipment orders.  Parts orders are generally filled on an as-ordered basis.

Our management views backlog as one of many indicators of the performance of our business.  Because many variables can cause changes in backlog, and these changes may or may not be of any significance, we consequently view backlog as an important, but not necessarily determinative, indicator of future results.  High backlog can indicate a high level of future sales; however, when backlogs are high, this may also reflect a high level of production delays, which may result in future order cancellations from disappointed customers.  Small backlog may indicate a low level of future sales; however, they may also reflect a rapid ability to fill orders that is appreciated by our customers.

Our overall backlog amounts at December 31, 2009 decreased by $1,100.1 million from our backlog amounts at December 31, 2008, primarily due to the decrease in backlog at our Construction and Cranes segments.

Our Aerial Work Platforms segment backlog decreased $13.6 million from December 31, 2008, due to continued soft demand, particularly in North America and Western Europe. Our customers for aerial work platforms are primarily rental companies.  Our rental company customers have been actively shrinking the size of their aerial equipment fleet during 2009 due to sluggish rental demand.  Based on discussions with our customers, we believe that this trend is slowing and nearing an end, but orders remain low as our customers are waiting to place orders until there is greater clarity regarding utilization of their rental fleets.

Our Construction segment backlog at December 31, 2009 decreased $138.9 million from December 31, 2008, as demand for construction equipment continued to weaken.  In particular, demand for heavy trucks and material handlers had weakened by the end of 2009, whereas both product categories had stronger demand as of the end of 2008.  As existing construction projects are completed, the global economic recession and lack of credit availability are inhibiting the commencement of new construction projects.  This slowing of new construction projects has resulted in a continued softening of demand for construction equipment, particularly in North America and Western Europe.

The backlog at our Cranes segment decreased $963.7 million from December 31, 2008.  Excluding the impact of acquisitions, backlog decreased approximately $1,167 million from December 31, 2008.  The decrease in backlog reflected a significant drop in demand for rough terrain cranes during early 2009, combined with a softening in demand for lower capacity all-terrain cranes.  Demand for large capacity cranes with lifting capacity of 300 tons and greater remains stable, including demand for large capacity crawler cranes and all-terrain cranes.  Demand for tower cranes, as well as smaller capacity cranes, particularly boom trucks and truck cranes, remains weak.  To a lesser extent, the decrease in backlog from year-end 2008 levels also reflects the favorable impact of productivity enhancements.  Also, supplier constraints at the end of 2008 that were still being resolved increased year-end 2008 backlog, whereas there were no material supplier constraints as of the end of 2009.

Our Materials Processing segment backlog at December 31, 2009 increased $16.1 million from December 31, 2008.  Demand remains soft for materials processing equipment in general, continuing a trend that began in mid-2008.  Some customers placed year-end orders at the end of 2009, driving a modest increase in backlog as compared to year-end 2008 levels.

DISTRIBUTION

We distribute our products through a global network of dealers, rental companies, major accounts and direct sales to customers.

AERIAL WORK PLATFORMS

Our aerial work platform, telehandler and light tower products are distributed principally through a global network of rental companies, independent dealers and, to a lesser extent, strategic accounts.  We employ sales representatives who service these channel partners from offices located throughout the world.

We sell utility equipment to the utility and municipal markets through a network of both company-owned and independent distributors in North America.  Outside of North America, independent dealers sell our utility equipment directly to customers.

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

We distribute loader backhoes and skid steer loaders manufactured in India through a network of approximately fifty dealers located in India, Nepal and neighboring countries.

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

RESEARCH AND DEVELOPMENT

We maintain engineering staff at most of our locations.  In addition, we have established an engineering center in India to support our engineering organization worldwide and to develop products for the local market.  Our engineering expenses are primarily incurred in connection with enhancements of existing products, cost improvements of existing products and, in certain cases, the development of additional applications or extensions of our existing product lines.

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

Our costs incurred in the development of new products, cost reductions, or improvements to existing products of continuing operations were consistent over the past three years amounting to $65.2 million, $66.3 million and $65.5 million in 2009, 2008 and 2007, respectively.  The costs incurred for research and development in 2009 decreased slightly from 2008 primarily due to some of the cost cutting measures taken in our businesses experiencing the most significant net sales declines.  The increase from 2007 to 2008 was primarily due to our expanded product portfolio and investments in the engineering priorities described above.  Even though sales decreased in 2009 from prior years, we have maintained our commitment to engineering spend because we believe this investment will provide returns going forward.

MATERIALS

Principal materials and components that we use in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items.  Extreme movements in the cost and availability of these materials and components may affect our performance.  Worldwide steel prices rose for most of 2008 in response to higher demand caused by continued higher consumption in developing market countries such as China.  Due to the continued high demand for steel in 2008, many suppliers of steel, castings and other products increased prices or added surcharges to the price of their products.  Then, the abrupt decline in world markets in 2009 led to a significant slowing of inventory in our supply chain.  The supply and demand dynamics are moving closer to historical equilibrium as we enter 2010. Most of our steel costs are back to 2007 levels and other component costs are decreasing as well.  In 2009, we experienced some benefit from lower input costs as our existing raw material inventory was utilized.

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers.  However, certain of our businesses receive materials and components from a sole supplier, although alternative suppliers of such materials are generally available.  Current and potential suppliers are evaluated on a regular basis on their ability to meet our requirements and standards.  We actively manage our material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability.  The inability of suppliers, especially any sole suppliers for a particular business, to deliver materials and components promptly could result in production delays and increased costs to manufacture our products.  As a result of the macro-economic challenges currently affecting the economy of the U.S. and other parts of the world, our suppliers may experience serious cash flow problems, and as a result, could seek to significantly and quickly increase their prices or reduce their output.  We have designed and implemented plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base to include Asian suppliers (which use steel from markets where prices are more stable), leveraging our overall purchasing volumes to obtain favorable quantities, and developing a closer working relationship with key suppliers.  We continue to search for acceptable alternative supply sources and less expensive supply options on a regular basis, including by improving the globalization of our supply base and using suppliers in China and India.  One key Terex Business System initiative has been developing and implementing world-class capability in supply chain management, logistics and global purchasing.  We are focusing on gaining efficiencies with suppliers based on our global purchasing power and resources.

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

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS
Aerial Work Platforms	Boom Lifts	Oshkosh (JLG), Haulotte, Linamar (Skyjack), Tanfield (Snorkel and Upright) and Aichi

	Scissor Lifts	Oshkosh (JLG), Linamar (Skyjack), Haulotte, Tanfield (Snorkel and Upright)

	Telehandlers	Oshkosh (JLG, Skytrak, Caterpillar, Gradall and Lull brands), JCB, CNH, Merlo and Manitou (Gehl)

	Trailer-mounted Light Towers	Allmand Bros., Magnum and Doosan

	Utility Equipment	Altec and Time Manufacturing (Versalift)

Construction	Articulated Off-highway Trucks & Rigid Off-highway Trucks	Volvo, Caterpillar, Moxy, John Deere, Bell and Komatsu

	Scrapers	Caterpillar

	Excavators	Caterpillar, Komatsu, Volvo, John Deere, Hitachi, CNH, Sumitomo (Link-Belt), Doosan, Hyundai and Liebherr

	Material Handlers	Liebherr, Sennebogen and Caterpillar

	Wheel Loaders	Caterpillar, Volvo, Kubota, Kawasaki, John Deere, Komatsu, Hitachi, CNH, Liebherr and Doosan

	Loader Backhoes	Caterpillar, CNH, JCB, Komatsu, Volvo and John Deere

	Compaction Equipment	Caterpillar, Bomag, Amman, Dynapac and Hamm

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS
	Mini Excavators	Doosan (Bobcat), Yanmar, Volvo, Takeuchi, IHI, CNH, Caterpillar, John Deere, Neuson and Kubota

	Midi Excavators	Komatsu, Hitachi, Volvo and Yanmar

	Site Dumpers	Thwaites and AUSA

	Skid Steer Loaders	Doosan (Bobcat), CNH and JCB

	Compact Track Loaders	Doosan (Bobcat), Caterpillar, CNH, John Deere, Takeuchi and Gehl

	Asphalt Pavers and Transfer Devices	Volvo (Blaw-Knox), Fayat (Bomag), Caterpillar, Wirtgen (Ciber), Atlas Copco (Dynapac), Astec (Roadtec) and Wirtgen (Vogele)

	Asphalt Plants	Astec Industries, Gencor Corporation, All-Mix, Ciber and ADM

	Bridge Inspection Equipment	Moog USA and Barin

	Cold Planers	Fayat (Bomag), Caterpillar, Atlas Copco (Dynapac), Wirtgen and Astec (Roadtec)

	Concrete Production Plants	Con-E-Co, Erie Strayer, Helco, Hagen and Stephens

	Concrete Pavers	Gomaco, Wirtgen, Power Curbers and Guntert & Zimmerman

	Concrete Placers	Gomaco, Wirtgen and Guntert & Zimmerman

	Concrete Mixers	Oshkosh, London and Continental Manufacturing

	Landfill Compactors	Al-Jon, Fayat (Bomag) and Caterpillar

	Reclaimers/Stabilizers	Caterpillar, Wirtgen and Fayat (Bomag),

Cranes	Mobile Telescopic Cranes	Liebherr, Manitowoc (Grove), Tadano-Faun, Sumitomo (Link-Belt), XCMG, Kato, Zoomlion and Sany

	Tower Cranes	Liebherr, Manitowoc (Potain), Comansa and Wolffkran

	Lattice Boom Crawler Cranes	Manitowoc, Sumitomo (Link-Belt), Liebherr, Hitachi, Kobelco, XCMG, Zoomlion, Fushun and Sany

	Truck-Mounted Cranes	Manitowoc (National Crane), Palfinger, Cargotec (Hiab), Altec, Fassi, Manitex, HMF, Effer and PM

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS
	Telescopic Container Stackers	Cargotec (Kalmar), Hyster, Konecranes (SMV), Taylor, Dalian, CVS Ferrari and Liebherr

	Straddle Carriers	Cargotec (Kalmar), CVS Ferrari, Konecranes, Gottwald and TCM

	Rubber Tired and Rail Mounted Gantry Cranes	Zhenua Port Machinery, Liebherr, Konecranes, Cargotec (Kalmar), Doosan, Hyundai and Mitsui Engineering & Shipbuilding

	Mobile Harbor Cranes	Gottwald, Italgru and Liebherr

	Ship-to-Shore Gantry Cranes	Zhenua Port Machinery, Liebherr, Konecranes, Cargotec (Kalmar), Samsung, Doosan, Hyundai and Mitsui Engineering & Shipbuilding

	Lift Trucks and Forklifts	Cargotec (Kalmar), Hyster, Linde, CVS Ferrari, Konecranes (SMV), Svetruck and Sany

Materials Processing	Crushing Equipment	Metso, Astec Industries, Sandvik, Komatsu and Kleemann

	Screening Equipment	Metso, Astec Industries and Sandvik

MAJOR CUSTOMERS

None of our customers accounted for more than 10% of our consolidated sales in 2009.  We are not dependent upon any single customer.

EMPLOYEES

As of December 31, 2009, we had approximately 15,900 employees, including approximately 5,000 employees in the U.S.  Approximately 11% of our employees in the U.S. are represented by labor unions.  Outside of the U.S., we enter into employment contracts and collective agreements in those countries in which such relationships are mandatory or customary.  The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.  We generally consider our relations with our employees to be good.

PATENTS, LICENSES AND TRADEMARKS

We use proprietary materials such as patents, trademarks, trade secrets and trade names in our operations and take actions to protect these rights.

We use several significant trademarks and trade names, most notably the Terex®, Genie® and Powerscreen® trademarks.  The P&H trademark is a registered trademark of Joy Global Inc. that a subsidiary of the Company has the right to use for certain products until 2011 pursuant to a license agreement.  The other trademarks and trade names of the Company referred to in this Annual Report include registered trademarks of Terex Corporation or its subsidiaries.

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

We protect our proprietary rights through registration, agreements and litigation to the extent we deem appropriate.  We own and maintain trademark registrations and patents in countries where we conduct business, and monitor the status of our trademark registrations and patents to maintain them in force and renew them as appropriate.  The duration of active registrations varies based upon the relevant statutes in the applicable jurisdiction.  We also take further actions to protect our proprietary rights when circumstances warrant, including the initiation of legal proceedings, if necessary.

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

All of our employees are required to obey all applicable national, local or other health, safety and environmental laws and regulations and must observe the proper safety rules and environmental practices in work situations.  We are committed to complying with these standards and monitoring our workplaces to determine if equipment, machinery and facilities meet specified safety standards.  We are dedicated to seeing that safety and health hazards are adequately addressed through appropriate work practices, training and procedures.  Over the past three years, we have made it a goal to reduce lost time injuries in the workplace by 25% annually.  We have been able to successfully reach and exceed this three-year target.

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

We are dedicated to product safety when designing and manufacturing our equipment.  Our equipment is designed to meet all applicable laws, regulations and industry standards for use in their markets.  We continually incorporate safety improvements in our products.  We maintain an internal product safety team that is dedicated to improving safety and investigating and resolving any product safety issues that may arise.

The use and operation of our equipment in an environmentally conscious manner is a growing concern for Terex.  We are aware of the global discussions regarding climate change and the impact of greenhouse gas emissions on global warming.  We are increasing our production of products that have lower greenhouse gas emissions in response to both regulatory initiatives and anticipated market demand trends.  For example, starting in 2010, one of our most significant design priorities is for inclusion of Tier 4 emission compliant engines in most of our machinery.  We have also begun to utilize plug-in electric hybrid technology to produce a utility truck that saves fuel, reduces emissions and eliminates noise in residential areas.

Compliance with laws and regulations regarding safety and the environment has required, and will continue to require, us to make expenditures.  We do not expect that these expenditures will have a material adverse effect on our business or results of operations.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, GEOGRAPHIC AREAS AND EXPORT SALES

Information regarding foreign and domestic operations, export sales and segment information is included in Note B - “Business Segment Information” in the Notes to the Consolidated Financial Statements.

SEASONAL FACTORS

Over the past several years, our business has become less seasonal.  As we have grown, diversified our product offerings and expanded the geographic reach of our products, our sales have become less dependent on construction products and sales in the United States and Europe.  As we enter 2010, the overall economic environment will be more of a factor on our sales than historical seasonal trends.

WORKING CAPITAL

Our businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities, as well as trade financing for receivables from customers and dealers.  We have debt service requirements, including semi-annual interest payments on our outstanding notes and monthly interest payments on our bank credit facility.  We believe that cash generated from operations, together with availability under our bank credit facility and cash on hand, provide us with adequate liquidity to meet our operating and debt service requirements.  We have no significant debt maturities until 2013; however, we will continue our focus on internal cash flow generation.  With the actions we are taking to reduce costs, delay certain capital spending projects and increase cash generated from operations, along with our strengthened balance sheet and proceeds from the sale of our Mining business, we expect to have sufficient liquidity to execute our key business plans.  Upon the completion of the disposition of our Mining business, we received cash proceeds of approximately $1 billion.  For more detail on working capital matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

AVAILABLE INFORMATION

We maintain a website at www.terex.com.  We make available on our website under “About Terex” - “Investor Relations” - “SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the SEC.  In addition, we make available on our website under “About Terex” - “Investor Relations” - “Corporate Governance,” free of charge, our Audit Committee Charter, Compensation Committee Charter, Corporate Responsibility and Strategy Committee Charter, Governance and Nominating Committee Charter, Corporate Governance Guidelines and Code of Ethics and Conduct.  In addition, the foregoing information is available in print, without charge, to any stockholder who requests these materials from us.

ITEM 1A.               RISK FACTORS

You should carefully consider the following risks, together with the cautionary statement under the caption “Forward-Looking Information” above and the other information included in this report.  The risks described below are not the only ones we face.  Additional risks that are currently unknown to us or that we currently consider immaterial may also impair our business or adversely affect our financial condition or results of operations.  If any of the following risks actually occurs, our business, financial condition or results of operation could be adversely affected.

Our business is affected by the cyclical nature of the markets we serve.

Demand for our products depends upon general economic conditions in the markets in which we compete.  Our sales depend in part upon our customers’ replacement or repair cycles.  Adverse economic conditions, including the severe global recession in 2009, have caused and may continue to cause customers to forego or postpone new purchases in favor of reducing their existing fleets or refurbishing or repairing existing machinery.  If our customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Any inability of current and/or potential customers to pay us for our products will adversely affect our earnings and cash flow.

We are in a period in which economic conditions have declined significantly in many key markets, and if economic conditions in the U.S. and other key markets deteriorate further or do not show improvement, we expect to experience further negative impacts to our financial condition, profitability and/or cash flows.  Given the uncertainty around the depth and duration of the current recession, we may experience continued reductions in sales of our products and/or the carrying value of our assets, which would reduce our profitability.  We have taken a number of steps and will continually review our operations to manage our working capital and reduce our costs, including but not limited to reducing headcount, exiting certain facilities and diversifying our business to decrease the negative impact of these cycles.  There can be no assurance, however, that these steps will mitigate the negative impact of the recent deterioration in economic conditions.

The sale of our Mining business will have an impact on our Company.

On December 20, 2009, we entered into an agreement to sell our Mining business to Bucyrus and on February 19, 2010, we completed this disposition.  Our Mining business accounted for an average of approximately 12% of our net sales and 14% of our operating profits annually during the period from 2004 to 2008.  The Mining business also accounted for approximately 19% of our working capital investment during this period.  The sale of this business reduces the diversity of the portfolio of businesses that make up Terex, and our Company is therefore more sensitive to changes in any of our remaining business segments and is more prone to risks affecting these operations.

We anticipate using a portion of the proceeds of the sale of the Mining business to fund acquisitions.  We believe that current economic conditions have made it possible to find attractive businesses where we can re-deploy these proceeds in complementary product and market areas.  However, the successful integration of any new businesses we purchase depends on our ability to manage these new businesses and coordinate their activities with those of other Terex operations to realize expected synergies.  In addition, to the extent that we are seeking acquisitions in machinery and industrial businesses that are significantly different from our existing operations, there will be added risks and challenges for managing and integrating these businesses.  We cannot ensure that newly acquired companies will operate profitably or that the intended beneficial effect from these acquisitions will be realized.  Further, in connection with acquisitions, we may need to consolidate or restructure our acquired or existing facilities, which may require expenditures related to reductions in workforce and other charges resulting from the consolidations or restructurings, such as the write-down of inventory and lease termination costs.  In addition, it is possible that we will not be able to find attractive businesses to acquire at reasonable prices.  If we cannot utilize the proceeds of the Mining business sale for acquisitions or to invest in our current operations, we are required to use these funds to retire a portion of our existing indebtedness.

We received approximately $300 million of the proceeds from the sale of the Mining business in the stock of the acquiring company, Bucyrus, in the form of 5,809,731 shares of Bucyrus common stock.  Our agreement with Bucyrus restricts our ability to directly or indirectly sell or otherwise transfer our economic interest in these shares of Bucyrus stock for a period of one year, although Bucyrus has agreed to provide us with registration rights, including demand registration and shelf registration rights, to facilitate our sale of the shares of Bucyrus stock after the initial one-year holding period.  We will have significant financial exposure to the price of Bucyrus stock until we sell the shares, as we will own more than 5% of the total outstanding number of shares of Bucyrus common stock.  Bucyrus stock is traded on NASDAQ and is subject to substantial price fluctuation and volatility.  Our obligation to hold these shares for a one-year period leaves us exposed to these price movements.  We have analyzed a number of alternatives to hedge our financial exposure in the Bucyrus shares in compliance with our stockholders’ agreement.  Accordingly, in 2010 we have entered into a series of derivatives contracts to hedge a portion of the risk using a basket of stocks in companies in a similar industry to Bucyrus, and may increase or decrease these hedges over time.  These stocks have historically been highly correlated to the Bucyrus stock price.  If the correlations remain at their historic levels, we believe these derivatives will hedge a portion of our economic risk of ownership of the Bucyrus stock.  However, there can be no assurances that these correlations will continue during the term of the derivative contracts and, as a result, these derivatives may not hedge our entire economic risk.  Any decline in the value of the Bucyrus stock that is not adequately hedged may reduce our income.

Our access to borrowing capacity has been and could continue to be affected by the uncertainty impacting credit markets generally.

Our access to capital markets to raise funds through the sale of equity or debt securities is subject to various factors, including general economic and/or financial market conditions.  As a result of current economic conditions, including turmoil and uncertainty in the capital markets, credit markets have tightened significantly, which makes obtaining new capital more challenging and more expensive.  Current conditions in the financial markets have reduced the availability of credit and liquidity resources and our access to capital markets is limited and subject to increased costs.

In addition, several large financial institutions have either failed or relied on the assistance of sovereign governments to continue to operate as a going concern.  Although we believe that the banks participating in our credit facility have adequate capital and resources, we can provide no assurance that all of these banks will continue to operate as a going concern in the future.  If any of the banks in our lending group were to fail, it is possible that the borrowing capacity under our credit facility would be reduced.  If the availability under our credit facility was reduced significantly, we could be required to obtain capital from alternate sources to finance our capital needs.  Our options for addressing such capital constraints would include, but not be limited to (i) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of our credit facility, or (ii) accessing the public capital markets.  If it becomes necessary to access additional capital, it is likely that any such alternatives in the current market would be on terms less favorable than under our existing credit facility terms, which could have a negative impact on our consolidated financial position, results of operations or cash flows.

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

We have suffered and may suffer further losses from operations.

Terex had a loss from operations of $459.9 million for the year ended December 31, 2009.  We expect approximately break-even operating earnings for the Company for the 2010 fiscal year, and anticipate that net interest expense will result in a net loss for the year.  Although we have taken substantial steps to improve our operating performance, there can be no assurances that we will not suffer a loss in the 2010 fiscal year or in any future years.  If we remain unable to generate sufficient revenues to become profitable, this can have a number of negative impacts on the Company.  For example, continued losses may require us to record goodwill impairments in some of our reporting units or impair the value of some of our long-lived assets.  Sustained operating losses may also impact our compliance with our covenants under our bank credit facility and the indentures for our various outstanding debt securities.

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

We rely on key management.

We rely on the management and leadership skills of our senior management team, particularly Ronald M. DeFeo, our Chairman of the Board and Chief Executive Officer.  Mr. DeFeo has been with us since 1992, serving as Chief Executive Officer since 1995 and Chairman since 1998, guiding the transformation of Terex during that time.  We have an employment agreement with Mr. DeFeo, which expires on December 31, 2012.  The loss of his services could have a significant impact on our business.  Our other senior executives are not bound by employment agreements.  We could be harmed by the loss of any of these senior executives or other key personnel in the future.

Some of our customers rely on financing with third parties to purchase our products.

We rely on sales of our products to generate cash from operations.  Significant portions of our sales are financed by third party finance companies on behalf of our customers.  The availability of financing by third parties is affected by general economic conditions, the credit worthiness of our customers and the estimated residual value of our equipment.  Deterioration in the credit quality of our customers or the estimated residual value of our equipment could negatively impact the ability of our customers to obtain the resources they need to purchase our equipment.  Given the current economic conditions and the lack of liquidity in the global credit markets, there can be no assurance that third party finance companies will continue to extend credit to our customers.

Due to the significant global economic decline and the resulting widening credit spreads, as well as significant declines in the availability of credit, some of our customers have been unable to obtain the credit they need to buy our equipment.  As a result, some of our customers may need to cancel existing orders.  Given the lack of liquidity, our customers may be compelled to sell their equipment at less than fair value to raise cash, which could have a negative impact on residual values of our equipment.  These economic conditions could have a material adverse effect on demand for our products and on our financial condition and operating results.

We provide financing for some of our customers.

We provide financing for some of our customers, primarily in the U.S., to purchase our equipment.  For the most part, this financing represents sales-type leases and operating leases.  It has been our policy to provide such financing to our customers in situations where we anticipate that we will be able to sell the financing obligations to a third-party financial institution within a short period.  However, until such financing obligations are sold to a third party or if we are unable to sell such obligations to a third party, we retain the risks resulting from such customer financing.  Our results could be adversely affected if such customers default on their contractual obligations to us.  Our results also could be adversely affected if the residual values of such leased equipment decline below their original estimated values and we subsequently sell such equipment at a loss.

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

Our existing debt agreements contain a number of significant covenants, which limit our ability to, among other things, borrow additional money, make capital expenditures, pay dividends, dispose of assets and acquire new businesses.  These covenants also require us to maintain liquidity of not less than $250 million on the last day of each fiscal quarter through June 30, 2011 and, thereafter, maintain a specified senior secured debt leverage ratio.  If we are unable to comply with these covenants, there would be a default under these debt agreements.  Changes in economic or business conditions, results of operations or other factors could cause us to default under its debt agreements.  A default, if not waived by our lenders, could result in acceleration of our debt and possibly bankruptcy.

We may be unable to generate sufficient cash flow to service our debt obligations.

Servicing our debt will require a significant amount of cash.  Our ability to generate sufficient cash depends on numerous factors beyond our control and our business may not generate sufficient cash flow from operating activities.  Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future.  To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Lower revenues, or uncollectible receivables, generally will reduce our cash flow.

We cannot assure that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our credit facility or otherwise, in an amount sufficient to fund our liquidity needs.

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

•                difficulty in obtaining distribution support; and

•                current and changing tax laws.

In addition, many of the nations in which we operate have developing legal and economic systems adding greater uncertainty to our operations in those countries than would be expected in North America and Western Europe.  These factors may have an adverse effect on our international operations in the future.

Difficulties in managing and expanding into developing markets could divert management’s attention from our existing operations.

We plan to increase our presence in developing markets such as China, India, Russia, the Middle East and Latin America.  Increasing these sales efforts will require us to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist.  Any significant difficulties in expanding our sales in developing markets may divert management’s attention from our existing operations.

We may be adversely impacted by work stoppages and other labor matters.

As of December 31, 2009, we employed approximately 15,900 people worldwide, including approximately 5,000 employees in the U.S.  Approximately 11% of our employees in the U.S. are represented by labor unions.  Outside of the U.S., we enter into employment contracts and collective agreements in those countries in which such relationships are mandatory or customary.  The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.  While we have no reason to believe that we will be impacted by work stoppages or other labor matters, we cannot assure that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our employees.  Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce.

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

In addition, increasing laws and regulations dealing with the environmental aspects of the products we manufacture can result in significant expenditures in designing and manufacturing new forms of equipment that satisfy such new laws and regulations.  Government policies limiting greenhouse gas emissions of our products, for example, will require compliance expenditures on our part to produce compliant products.

Compliance with these laws and regulations has required, and will continue to require, us to make expenditures that we do not expect to have a material adverse effect on our business or results of operations.

We face litigation and product liability claims, class action lawsuits and other liabilities.

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

We are the subject of several class action lawsuits.  These lawsuits generally cover the same time periods and allege, among other things, that certain of our SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiffs and the members of the purported class when they purchased our securities and that there were breaches of fiduciary duties and of disclosure requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”).  We believe that the allegations in the suits are completely without merit, and Terex and the named executives will vigorously defend against them. We believe that we have acted, and continue to act, in compliance with federal securities laws and ERISA law.  However, the outcome of the lawsuits cannot be predicted and, if determined adversely, could ultimately result in us incurring significant liabilities.

We must comply with an injunction and related obligations resulting from the settlement of an SEC investigation.

In August 2009, a final court decree formalized the settlement that was entered into to resolve the previously disclosed SEC investigation of Terex related mainly to (1) certain transactions between us and United Rentals, Inc. that took place in 2000 and 2001, and one transaction between United Rentals, Inc. and one of our subsidiaries that took place in 2001 before that subsidiary was acquired by Terex, and (2) the circumstances of the restatement of certain of our financial statements for the years 2000-2004.  The settlement resolved all matters relating to the potential liability of Terex, but did not address our current or former employees.

Under the terms of the settlement, we consented, without admitting or denying the SEC’s allegations, to the entry of a judgment which enjoins us from committing or aiding and abetting any future violations of the anti-fraud, books and records, reporting and internal control provisions of the federal securities laws and related SEC rules.  We also paid a civil penalty of $8 million in August 2009, for which we recorded a charge in the quarter ended June 30, 2009.

As a result, we and our directors, officers and employees are required to comply at all times with the terms of this injunction.  If we commit or aid or abet any future violations of the anti-fraud, books and records, reporting and internal control provisions of the federal securities laws and related SEC rules, we are likely to suffer severe penalties, financial and otherwise, that could have a material negative impact on our business and results of operations.

Further, as a result of the settlement and final court decree, for a period of three years, or such earlier time as we are able to obtain a waiver from the SEC, (i) we are no longer qualified as a “well known seasoned issuer” (“WKSI”) as defined in Rule 405 of the Securities Act of 1933, and cannot take advantage of the benefits available to a WKSI, (ii) we cannot rely on the safe harbor provisions regarding forward-looking statements provided by the regulations issued under the Securities Exchange Act of 1934 and (iii) we cannot utilize Regulation A or D.  Taken together, these rules limit our ability to access the capital markets and utilize certain provisions available generally to other U.S. public companies.

We are currently the subject of a Department of Justice investigation.

We have received subpoenas and requests for information from the DOJ with respect to a criminal antitrust investigation by the DOJ into pricing practices in the U.S. rock crushing and screening equipment industry.  In connection with this investigation, the DOJ has convened a grand jury.  We have been cooperating with the DOJ to furnish information needed to complete its investigation.  Until the DOJ investigation is complete, we are not able to predict its outcome.

We are in the process of implementing a global enterprise system.

We are implementing a global enterprise resource planning system to replace many of our existing operating and financial systems.  Such an implementation is a major undertaking, both financially and from a management and personnel perspective.  Should the system not be implemented successfully and within budget, or if the system does not perform in a satisfactory manner, it could disrupt and might adversely affect our operations and results of operations, including our ability to report accurate and timely financial results.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The following table outlines the principal manufacturing, warehouse and office facilities owned or leased (as indicated below) by the Company and its subsidiaries:

BUSINESS UNIT	FACILITY LOCATION	TYPE AND APPROXIMATE SIZE OF FACILITY
Terex (Corporate Offices)	Westport, Connecticut (1)	Office 167,000 sq. ft.
Aerial Work Platforms	Redmond, Washington (1)	Office, manufacturing and warehouse 750,000 sq. ft.
	Moses Lake, Washington (1)	Office, manufacturing and warehouse 422,000 sq. ft.
	North Bend, Washington (1)	Manufacturing and warehouse 192,000 sq. ft
	Rock Hill, South Carolina	Office, manufacturing and warehouse 121,000 sq. ft.
	Perugia, Italy	Office, manufacturing and warehouse 114,000 sq. ft.
	Darra, Australia (1)	Warehouse 56,000 sq. ft.
	Maddington, Australia (1)	Warehouse 54,000 sq. ft.
	Watertown, South Dakota	Office, manufacturing and warehouse 250,000 sq. ft.
	Huron, South Dakota	Office and manufacturing 88,000 sq. ft.
Construction	Motherwell, Scotland (1)	Office, manufacturing and warehouse 473,000 sq. ft.
	Ganderkesee, Germany	Office, manufacturing and warehouse 362,000 sq. ft.
	Bad Schoenborn, Germany	Office, manufacturing and warehouse 238,000 sq. ft.
	Grand Rapids, Minnesota	Office, manufacturing and warehouse 199,000 sq. ft.
	Cohasset, Minnesota	Manufacturing and warehouse 102,000 sq. ft.
	Coventry, England (1)	Office, manufacturing and warehouse 326,000 sq. ft.
	Langenburg, Germany	Office, manufacturing and warehouse 102,000 sq. ft.
	Gerabronn, Germany	Office and manufacturing 147,000 sq. ft.
	Rothenburg, Germany (2)	Office, manufacturing and warehouse 97,000 sq. ft.
	Crailsheim, Germany	Office and manufacturing 185,000 sq. ft.
	Sanhe, China	Office and manufacturing 60,000 sq. ft.
	Southaven, Mississippi (1)	Office and warehouse 505,000 sq. ft.
	Greater Noida, Uttar Pradesh, India (1)	Office, manufacturing and warehouse 155,000 sq. ft.
	Cachoeirinha, Brazil	Office, manufacturing and warehouse 78,000 sq. ft.
	Oklahoma City, Oklahoma	Office, manufacturing and warehouse 620,000 sq. ft.
	Canton, South Dakota	Office, manufacturing and warehouse 71,000 sq. ft.
	Rock Hill, South Carolina	Office, manufacturing and warehouse 46,900 sq. ft.
	Fort Wayne, Indiana	Office, manufacturing and warehouse 178,000 sq. ft.

BUSINESS UNIT	FACILITY LOCATION	TYPE AND APPROXIMATE SIZE OF FACILITY
Cranes	Crespellano, Italy	Office, manufacturing and warehouse 66,000 sq. ft.
	Montceau-les-Mines, France	Office, manufacturing and warehouse 418,000 sq. ft.
	Waverly, Iowa	Office, manufacturing and warehouse 312,000 sq. ft.
	Brisbane, Australia (1)	Office, manufacturing and warehouse 42,000 sq. ft.
	Fontanafredda, Italy	Office, manufacturing and warehouse 101,000 sq. ft.
	Wilmington, North Carolina	Office, manufacturing and warehouse 559,000 sq. ft.
	Delmenhorst, Germany	Office, manufacturing and warehouse 216,000 sq. ft.
	Vechta, Germany	Manufacturing and warehouse 267,000 sq. ft.
	Zweibruecken, Germany	Office, manufacturing and warehouse 483,000 sq. ft.
	Wallerscheid, Germany (1)	Office, manufacturing and warehouse 336,000 sq. ft.
	Bierbach, Germany (1)	Warehouse and manufacturing 198,000 sq. ft.
	Pecs, Hungary (1)	Office and manufacturing 82,000 sq. ft.
	Luzhou, China	Office, manufacturing and warehouse 1,100,000 sq. ft.
	Tianjin, China	Office and manufacturing 43,000 sq. ft.
	Long Crendon, England	Office and warehouse 140,000 sq. ft.
	Lentigione, Italy	Office, manufacturing and warehouse 323,000 sq. ft
	Monfalcone, Italy	Office, manufacturing and warehouse 538,000 sq. ft.
	Würzburg, Germany	Office, manufacturing and warehouse 323,000 sq. ft.
	Xiamen, China	Office, manufacturing and warehouse 538,000 sq. ft.
Materials Processing	Subang Jaya, Malaysia (1)	Manufacturing and warehouse 111,000 sq. ft.
	Hosur, India	Manufacturing 215,000 sq. ft.
	Durand, Michigan	Office, manufacturing and warehouse 114,000 sq. ft.
	Omagh, Northern Ireland (1)	Office, manufacturing and warehouse 153,000 sq. ft.
	Dungannon, Northern Ireland (1)	Office, manufacturing and warehouse 330,000 sq. ft.

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

We believe that the properties listed above are suitable and adequate for our use.  We have determined that certain of our other properties in the United States and elsewhere exceed our requirements.  Such properties may be sold, leased or utilized in another manner and have been excluded from the above list.  We are actively marketing some of these properties for sale.

ITEM 3. LEGAL PROCEEDINGS

As described in Note R - “Litigation and Contingencies” in the Notes to the Consolidated Financial Statements, we are involved in various legal proceedings, including product liability, general liability, workers’ compensation liability, employment, commercial and intellectual property litigation, which have arisen in the normal course of operations.  We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risk required by law or contract with retained liability to us or deductibles.  We believe that the outcome of such matters will not have a material adverse effect on our consolidated financial position.

We have recently been named in a number of class action lawsuits, set out below, which generally cover the period from February 2008 to February 2009 and allege, among other things, that certain of our SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiffs and the members of the purported class when they purchased our securities and that there were breaches of fiduciary duties and of ERISA disclosure requirements.  These actions are at the very early stages and we have no information other than as set forth in the complaints.  The complaints all seek unspecified compensatory damages, costs and expenses. We believe that the allegations in the suits are completely without merit, and Terex and the named executives will vigorously defend against them. We believe that we have acted, and continue to act, in compliance with federal securities laws and ERISA law.

These class action complaints, all filed in the United States District Court, District of Connecticut, are:

•                Sheet Metal Workers Local 32 Pension Fund, individually and on behalf of all others similarly situated v. Terex Corporation, Ronald M. DeFeo, Thomas J. Riordan and Phillip C. Widman, filed December 21, 2009;

•                Kenneth M. Lipman, on behalf of himself and a class of persons similarly situated v. Terex Corporation, the Administrative Committee of the Terex Corporation 401(k) Retirement Savings Plan, Ronald M. DeFeo, Phillip C. Widman and the Board of Directors of Terex Corporation, filed January 7, 2010;

•                Michael Glassman, Trustee on behalf of the Kathleen & Michael Glassman Family Trust, individually and on behalf of itself and all others similarly situated v. Terex Corporation, Ronald M. DeFeo, Phillip C. Widman and Thomas J. Riordan, filed January 15, 2010;

•                Eddie Webb and Binyam Ghebreghiorgis, individually and on behalf of all others similarly situated  v. Terex Corporation, Ronald M. DeFeo, G. Chris Andersen, Paula H. J. Cholmondeley, Donald DeFosset, William H. Fike, Thomas J. Hansen, Donald P. Jacobs, David A. Sachs, Oren G. Shaffer, David C. Wang, Helge H. Wehmeier, Phillip C. Widman, Administrative Committee of the Terex Corporation 401(k) Retirement Savings Plan and Does 1-10, filed February 3, 2010;

•                James C. Hays, individually and on behalf of himself and all others similarly situated v. Terex Corporation, Ronald M. DeFeo, Phillip C. Widman and Thomas J. Riordan, filed February 4, 2010; and

•                Scott Hollander, on behalf of himself and all others similarly situated v. Terex Corporation, Ronald DeFeo, G. Chris Andersen, Paula Cholmondeley, Donald DeFosset, William Fike, Thomas Hansen, Donald Jacobs, David Sachs, Oren Shaffer, David Wang, Helge Wehmeier, the Administrative Committee of The Terex Corporation and Affiliates’ 401 (k) Retirement Savings Plan, Phillip Widman and Does 1-20, filed February 8, 2010.

As disclosed in our prior filings, commencing on November 2, 2006, we have received subpoenas from the DOJ with respect to its criminal antitrust investigation into pricing practices in the U.S. rock crushing and screening equipment industry.  In connection with this investigation, the DOJ has convened a grand jury.  We have been cooperating with the DOJ in this investigation.  Until the DOJ investigation is complete, we are not able to predict its outcome.

In August 2009, a final court decree formalized the settlement that was entered into to resolve the previously disclosed SEC investigation of Terex related mainly to (1) certain transactions between us and United Rentals, Inc. that took place in 2000 and 2001, and one transaction between United Rentals, Inc. and one of our subsidiaries that took place in 2001 before that subsidiary was acquired by Terex, and (2) the circumstances of the restatement of certain of our financial statements for the years 2000-2004.  The settlement resolved all matters relating to the potential liability of Terex.  Under the terms of the settlement, we consented, without admitting or denying the SEC’s allegations, to the entry of a judgment which enjoins us from committing or aiding and abetting any future violations of the anti-fraud, books and records, reporting and internal control provisions of the federal securities laws and related SEC rules.  We also paid a civil penalty of $8 million in August 2009, for which we recorded a charge in the year ended December 31, 2009.  The SEC Staff has also advised counsel for each of the current employees of Terex involved in the investigation, including our Chief Executive Officer, Ronald M. DeFeo, that it has completed its investigation with respect to these matters and that, based upon its investigation, the Staff does not intend to recommend that the SEC take any enforcement action against them.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock, par value $.01 per share (“Common Stock”) is listed on the NYSE under the symbol “TEX.”  The high and low quarterly stock prices for our Common Stock on the NYSE Composite Tape (for the last two completed years) are as follows:

	2009				2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
High	$25.61	$21.27	$17.92	$21.11	$30.44	$54.19	$76.25	$72.15
Low	$18.08	$10.24	$8.90	$7.34	$8.97	$28.22	$50.46	$46.50

No dividends were declared or paid in 2009 or 2008.  Certain of our debt agreements contain restrictions as to the payment of cash dividends to stockholders. In addition, Delaware law limits payment of dividends.  We intend generally to retain earnings, if any, to fund the development and growth of our business, pay down debt or repurchase stock.  We may consider paying dividends on the Common Stock at some point in the future, subject to the limitations described above.  Any future payments of cash dividends will depend upon our financial condition, capital requirements and earnings, as well as other factors that the Board of Directors may deem relevant.

As of February 18, 2010, there were 1,108 stockholders of record of our Common Stock.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies.  The stock performance graph shows the change in market value of $100 invested in our Common Stock, the Standard & Poor’s 500 Stock Index and a peer group of comparable companies (“Peer Group”) for the period commencing December 31, 2004 through December 31, 2009.  The cumulative total stockholder return assumes dividends are reinvested.  The stockholder return shown on the graph below is not indicative of future performance.

The Peer Group consists of the following companies, which are in similar lines of business to Terex: Astec Industries, Inc., Caterpillar Inc., CNH Global N.V., Deere & Co., JLG Industries, Inc. (ended December 6, 2006), Joy Global Inc., Manitowoc Co. and Oshkosh Corporation (since December 7, 2006).  The companies in the Peer Group are weighted by market capitalization.

COMPARISON OF 5 YEARS CUMULATIVE TOTAL RETURN*

Among Terex Corporation, The S&P 500 Index

And A Peer Group

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/04	12/05	12/06	12/07	12/08	12/09
Terex Corporation	100.00	124.66	271.06	275.22	72.70	83.15
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Peer Group	100.00	116.82	141.63	211.96	96.79	141.19

Copyright © 2010 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

(b) Not applicable.

(c) Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA

The following table summarizes our selected financial data and should be read in conjunction with the more detailed Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operation.

(in millions, except per share amounts and employees)

	AS OF OR FOR THE YEAR ENDED DECEMBER 31,
	2009	2008	2007	2006	2005
SUMMARY OF OPERATIONS
Net sales	$4,043.1	$8,387.0	$7,976.1	$6,773.6	$5,413.7
Goodwill impairment	—	(459.9)	—	—	(3.3)
(Loss) income from operations	(459.9)	174.5	832.2	608.8	305.4
(Loss) income from continuing operations	(449.6)	(70.2)	534.3	343.1	148.9
Income from discontinued operations — net of tax	64.9	145.9	84.9	68.2	40.1
Loss on disposition of discontinued operations — net of tax	(12.6)	—	—	(7.7)	—
Net (loss) income attributable to common stockholders	(398.4)	71.9	613.9	399.9	188.5
Per Common and Common Equivalent Share:
Basic attributable to common stockholders (Loss) income from continuing operations	$(4.39)	$(0.75)	$5.17	$3.37	$1.49
Income from discontinued operations — net of tax	0.63	1.48	0.83	0.68	0.41
Loss on disposition of discontinued operations — net of tax	(0.12)	—	—	(0.08)	—
Net (loss) income attributable to common stockholders	(3.88)	0.73	6.00	3.97	1.90
Diluted attributable to common stockholders
(Loss) income from continuing operations	$(4.39)	$(0.75)	$5.04	$3.29	$1.45
Income from discontinued operations — net of tax	0.63	1.48	0.81	0.66	0.39
Loss on disposition of discontinued operations — net of tax	(0.12)	—	—	(0.07)	—
Net (loss) income attributable to common stockholders	(3.88)	0.73	5.85	3.88	1.84

CURRENT ASSETS AND LIABILITIES
Current assets	$3,914.6	$4,040.9	$4,776.9	$3,432.8	$2,903.5
Current liabilities	1,554.7	1,824.6	2,175.3	2,027.2	1,524.6
PROPERTY, PLANT AND EQUIPMENT
Net property, plant and equipment	$629.9	$435.0	$375.6	$310.8	$264.9
Capital expenditures	51.4	106.1	96.3	57.6	39.4
Depreciation	73.6	66.9	56.0	52.6	52.1
TOTAL ASSETS	$5,713.8	$5,445.4	$6,316.3	$4,785.9	$4,200.3

CAPITALIZATION
Long-term debt and notes payable (includes capital leases)	$1,966.4	$1,435.5	$1,351.2	$755.3	$1,086.0
Total Terex Corporation Stockholders’ equity	1,650.2	1,721.7	2,343.2	1,751.0	1,161.0
Dividends per share of Common Stock	—	—	—	—	—
Shares of Common Stock outstanding at year end	107.3	94.0	100.3	101.1	99.8
EMPLOYEES	15,900	17,600	18,600	16,500	12,700

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements for a discussion of “Discontinued Operations,” “Acquisitions,” “Goodwill,” “Long-Term Obligations” and “Stockholders’ Equity.”

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a diversified global equipment manufacturer of a variety of machinery products.  We are focused on delivering reliable, customer-driven solutions for a wide range of commercial applications, including the construction, infrastructure, quarrying, shipping, transportation, power and energy industries.  We operate in four reportable segments: (i) Aerial Work Platforms; (ii) Construction; (iii) Cranes; and (iv) Materials Processing.

On December 20, 2009, we signed a definitive agreement for the divestiture of our Mining business, and as a result, this business is reflected as a discontinued operation in this Annual Report.  With the completion of the divestiture on February 19, 2010, we have completed the first step in our strategy to transform Terex from what has historically been predominately a construction and mining equipment company to a manufacturer of more diverse niche machinery and industrial products.

Our Aerial Work Platforms (“AWP”) segment designs, manufactures, refurbishes and markets aerial work platform equipment, telehandlers, light towers and utility equipment.  Customers use our products to construct and maintain industrial, commercial and residential buildings and facilities, construct and maintain utility and telecommunication lines, trim trees and for other commercial operations, as well as in a wide range of infrastructure projects.  Additionally, we own much of the North American distribution channel for our utility products group and operate a fleet of rental utility products in the United States and Canada.

Our Construction segment designs, manufactures and markets heavy and compact construction equipment, asphalt and concrete equipment, landfill compactors and bridge inspection equipment.  Construction, forestry, rental, mining, industrial and government customers use these products in construction and infrastructure projects, to build roads and bridges and in coal, minerals, sand and gravel operations.  We acquired A.S.V., Inc. (“ASV”) on February 26, 2008. The results of ASV are included in the Construction segment from its date of acquisition.

Our Cranes segment designs, manufactures, services and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck-mounted cranes (boom trucks and loading cranes), and specialized port and rail equipment including straddle carriers, gantry cranes, mobile harbor cranes, ship-to-shore cranes, telescopic container stackers, lift trucks and forklifts, as well as their related replacement parts and components.  These products are used primarily for construction, repair and maintenance of commercial buildings, manufacturing facilities and infrastructure, and material handling at port and railway facilities.  The Company acquired the port equipment businesses of Reggiane Cranes and Plants S.p.A. and Noell Crane Holding GmbH (collectively, “Terex Port Equipment” or the “Port Equipment Business”) from Fantuzzi Industries S.a.r.l on July 23, 2009.  The results of Terex Port Equipment are included in the Cranes segment from its date of acquisition.

Our Materials Processing segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders, and related components and replacement parts.  Construction, quarrying, mining and government customers use these products in construction and infrastructure projects and various quarrying and mining applications.

We also assist customers in their rental, leasing and acquisition of our products through Terex Financial Services.

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

On December 20, 2009, we signed an agreement to sell our Mining business, formerly part of the Materials Processing & Mining segment, to Bucyrus for $1.3 billion with the right under the agreement to request that $300 million of the purchase price be paid in the form of shares of Bucyrus common stock.  On February 19, 2010, we completed the disposition of the Mining business and received approximately $1 billion in cash and approximately 5.8 million shares of Bucyrus common stock.  The products divested in the transaction include hydraulic mining excavators, high capacity surface mining trucks, track and rotary blasthole drills, drill tools and highwall mining equipment, as well as the related parts and aftermarket service businesses, including Company-owned distribution locations.  Our auger machines and auger tools product lines were not sold as part of this disposition and instead will be consolidated within our AWP segment.

On December 31, 2009, we sold the assets of our construction trailer business.  The results of this business were formerly consolidated within our AWP segment.

See Note D — “Discontinued Operations” in the Notes to our Consolidated Financial Statements for more information on our discontinued operations.

In December 2009, we completed the sale of our power buggy product line, and in January 2010, we completed the sale of our generator product line.  Both of these product lines were not significant to our operations and were included in our AWP segment.

Included in Eliminations/Corporate are the eliminations among the four segments, as well as certain general and corporate expenses that have not been allocated to the segments.

Overview

For Terex, and for our broader industry, 2009 was a year of significant challenges, changes and transformation.  It was a year that saw our net sales fall 52% in continuing operations and profitability quickly swing from an operating profit of $174.5 million in 2008 to a $459.9 million loss in 2009.  Our efforts during 2009 were clearly focused on cash generation and cost reduction to position us to take advantage of our strengthened core businesses as we look forward to 2010 and beyond.  To that end, we were pleased that during 2009, we generated $538 million in cash from inventory reductions.  It was a year that saw us realign our businesses to reduce capacity, cut costs and substantially decrease the number of global team members in our organization, a necessary step to size the organization for the current environment.  It was a very difficult year, but we expect to emerge as a stronger and more focused Company as a result.

As we enter 2010, we are beginning to see reasons for optimism.  Our factories have begun to produce close to end market demand on a more consistent basis, with this fact alone driving significant improvement in year over year operating results.  Our customers are seeing their current situations stabilize, and some are increasingly more positive about the future.  We believe this will begin to favorably influence our short cycle product categories, as we begin to see a pickup in activity in our compact construction and materials processing businesses, for example.  While not the most reliable indicator of the future, we did see sequential improvement in our backlog in three of our four segments, which is a favorable sign.

In the short term, we expect the challenging environment to continue.  However, we also believe that the present situation offers us the opportunity to strengthen and improve on our business positions around the world.  We approach the future with the goal of transforming Terex from what historically has been predominately a construction and mining equipment company to a more diverse manufacturer of a variety of machinery and industrial products.  The recently completed divestiture of the Mining business is an example of this portfolio management strategy, that is, doing what is right for the business, our customers and our shareholders, while unlocking significant value for Terex.  This will allow us to redeploy the capital into new opportunities that fit our desired high return on capital profile.  Our acquisition strategy will include a focus on product niches with leading market positions.  Our new venture into the Port Equipment Business is an example of acquiring a leader in a niche category that diversifies our end market exposure away from construction building cycles.

Our 2009 performance reflected both the continued soft demand environment and our ongoing global restructuring effort.  Most of our factories worked on reduced schedules during 2009, continuing with a build-to-order approach targeted at reducing inventory levels.  Overall, we have made significant progress in reducing our inventory Company wide, generating $538 million in cash flows from inventory reductions during 2009.  Looking forward, we are targeting appropriate working capital levels to meet future sales levels.  We will need to produce for new orders in 2010, which will lead to significant year over year improvement in profitability, as we will be better positioned to absorb the fixed costs and overhead of our businesses.

Additionally, during 2009, we announced the closure of several facilities as we strived to lower costs and consolidate capacity.  While closing an operation is always a difficult decision, these actions were necessary steps to reduce our operating costs in line with our current net sales level.  We continue to look to improve our global manufacturing footprint through consolidation of capacity, as well as developing new facilities in growth markets, such as India, China and Brazil.  Our expansion capital will primarily focus on strengthening our franchise in the developing markets around the world, as these markets continue to lead recovery in the global economy and are anticipated to grow for years to come.

The Construction segment, while evidencing improved performance over recent financial quarters, still generated a large operating loss during 2009.  Finished goods levels for our Construction segment, and the construction industry as a whole, continue to decline, which should help to lessen pricing pressure in 2010, as 2009 results for this segment were negatively impacted by pricing pressures.  The balance of our businesses posted mixed results in 2009, with the Cranes segment generating modest profitability.  The Crane business remains generally healthy, with high capacity crane products continuing to generate orders, but with some softening expected year-over-year as we look into 2010.  The AWP segment continues to feel pressure from the fleet reduction actions of its rental customer base, and we expect that this trend will continue until utilization rates improve.  The Materials Processing (“MP”) segment’s bookings continue to improve slightly when compared to recent activity levels, with expectations for modest recovery in the second half of 2010.

Given current market conditions, it is difficult to project 2010 performance with any reasonable degree of certainty.  However, we are planning for flat to slightly improved demand in most of our product categories, with the exception of some softening in the large crane business.  Our backlog has stabilized, and our order inquiry rate has picked up.  Based on what we see today, we expect our net sales for 2010 to increase to approximately $5 billion, an increase of approximately 24% from 2009.  The translation effect of foreign currency exchange rate changes is expected to contribute approximately one-quarter of this improvement, however recent currency exchange rate volatility makes this difficult to predict, and the inclusion of the Port Equipment Business for the full fiscal year will account for approximately one-third of this growth.  We expect 2010 to result in substantially break-even operating earnings for the Company, although the impact of net interest expense will likely result in a net loss for the year.

Our restructuring activities should result in improved financial results for 2010 and beyond.  See Note M —“Restructuring and Other Charges” in our Consolidated Financial Statements for a detailed description of our restructuring activities, including the reasons, timing and costs associated with such activities.

After tax return on invested capital (“ROIC”) continues to be the unifying metric that we use to measure our operating performance.  ROIC measures how effectively we utilize the capital invested in our operations.  After tax ROIC is determined by dividing the sum of Net Operating Profit After Tax (“NOPAT”) (as defined below) for each of the previous four quarters by the average of the sum of Total stockholders’ equity plus Debt (as defined below) less Cash and cash equivalents for the previous five quarters.  NOPAT, which is a non-GAAP measure, for each quarter is calculated by multiplying Income (loss) from continuing and discontinued operations by a figure equal to one minus the effective tax rate of the Company.  We believe that earnings from discontinued operations, as well as the net assets that comprise that operations invested capital, should be included in this calculation because it captures the financial returns on our capital allocation decisions for the measured periods.  For comparative purposes, ROIC for 2008 is presented as it was reported and not adjusted for the changes based on discontinued operations.  The effective tax rate is equal to the (Provision for) benefit from income taxes divided by Income (loss) before income taxes for the respective quarter.  Debt is calculated using the amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion.  We calculate ROIC using the last four quarters’ NOPAT as this represents the most recent twelve-month period at any given point of determination.  In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) over the same time period as the numerator (four quarters of average invested capital).

We use ROIC as a unifying metric because we believe that it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement.  We believe that ROIC measures return on the full enterprise-wide amount of capital invested in our business, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance.  We also believe that adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested.  Consistent with this belief, we use ROIC in evaluating executive performance and compensation, as we have disclosed in the Compensation Discussion and Analysis in our proxy statement for the 2009 annual meeting of stockholders.  In 2008, we performed our annual goodwill impairment test, which resulted in a non-cash impairment charge for goodwill of $459.9 million, which represented all of the goodwill recorded in the Construction segment and all of the goodwill originally in the Utilities reporting unit, which is now part of the AWP segment.  However, we do not believe that non-cash impairment charges are indicative of returns on our invested capital.  Therefore, we have excluded the effect of these impairment charges from the metrics used in our calculation of ROIC.  As the tables below show, our ROIC at December 31, 2009 was negative 9.6%, down from positive 19.2% at December 31, 2008, mainly due to the operating losses and cash flow from operations in the recent periods.

The amounts described below are reported in millions of U.S. dollars, except for the effective tax rates.

	Dec ‘09	Sep ‘09	Jun ‘09	Mar ‘09	Dec ‘08
Provision for (benefit from) income taxes as adjusted	$21.8	$(24.5)	$(30.8)	$(24.0)
Divided by: Loss before income taxes as adjusted	(121.6)	(126.9)	(108.5)	(98.5)
Effective tax rate as adjusted	(17.9)%	19.3%	28.4%	24.4%

Loss from operations as adjusted	$(62.6)	$(94.5)	$(85.7)	$(72.5)
Multiplied by: 1 minus Effective tax rate as adjusted	117.9%	80.7%	71.6%	75.6%
Adjusted net operating loss after tax	$(73.8)	$(76.3)	$(61.4)	$(54.8)

Debt (as defined above)	$1,966.4	$2,002.9	$1,736.6	$1,482.8	$1,435.8
Less: Cash and cash equivalents as adjusted	(971.2)	(1,033.2)	(938.5)	(344.3)	(484.4)
Debt less Cash and cash equivalents as adjusted	$995.2	$969.7	$798.1	$1,138.5	$951.4

Total Terex Corporation stockholders’ equity as adjusted	$1,650.2	$1,819.5	$1,860.2	$1,569.8	$2,181.2

Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$2,645.4	$2,789.2	$2,658.3	$2,708.3	$3,132.6

2009 ROIC	(9.6)%
Adjusted net operating loss after tax (last 4 quarters)	$(266.3)
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$2,786.8

Three months ended 12/31/09
Reconciliation of Loss before Income Taxes:
Loss from continuing operations before income taxes	$(129.7)
Income from discontinued operations before income taxes	27.6
Loss on disposition of discontinued operations before income taxes	(19.5)
Loss before income taxes as adjusted	$(121.6)

Three months ended 12/31/09
Reconciliation of loss from operations:
Loss from operations as reported	$(89.6)
Income from operations for discontinued operations	27.0
Loss from operations as adjusted	$(62.6)

Three months ended 12/31/09
Reconciliation of Benefit from Income Taxes:
Benefit from Income Taxes as reported	$(14.3)
Provision for Income Taxes for discontinued operations	36.1
Provision for Income Taxes as adjusted	$21.8

As of 12/31/09
Reconciliation of Cash and Cash Equivalents:
Cash and Cash Equivalents as reported	$929.5
Cash and Cash Equivalents in discontinued operations	41.7
Cash and Cash Equivalents as adjusted	$971.2

Three months ended 12/31/08
Reconciliation of ROIC table amounts adjusted for impairment:
Loss before income taxes as reported	$(422.9)
Less: Goodwill impairment	(459.9)
Income before income taxes as adjusted	$37.0

Benefit from income taxes as reported	$2.7
Less: Benefit from income taxes on impairment	1.7
Benefit from income taxes as adjusted	$1.0

Income before income taxes as adjusted	$37.0
Plus: Benefit from income taxes as adjusted	1.0
Net income as adjusted	$38.0

Loss from operations as reported	$(391.8)
Less: Goodwill impairment	(459.9)
Income from operations as adjusted	$68.1

Total Terex Corporation stockholders’ equity as reported	$1,721.7
Less: Net loss as reported	(421.5)
Add: Net income as adjusted	38.0
Total Terex Corporation stockholders’ equity as adjusted	$2,182.2

Effective tax rate reconciliation, excluding impairment:

	Three months ended 12/31/08
	As reported	Impairment	As adjusted
(Loss) income before income taxes	$(422.9)	$(459.9)	$37.0
Benefit from income taxes	2.7	1.7	1.0
Net (loss) income	$(420.2)		$38.0

Effective tax rate	0.6%	0.4%	(2.7)%

	Dec ‘08	Sep ‘08	Jun ‘08	Mar ‘08	Dec ‘07
(Benefit from) Provision for income taxes as adjusted	$(1.0)	$44.9	$116.8	$83.2
Divided by: Income before income taxes as adjusted	37.0	138.7	353.1	246.5
Effective tax rate as adjusted	(2.7)%	32.4%	33.1%	33.8%

Income from operations as adjusted	$68.1	$167.2	$370.9	$256.3
Multiplied by: 1 minus Effective tax rate as adjusted	102.7%	67.6%	66.9%	66.2%
Adjusted net operating profit after tax	$69.9	$113.0	$248.1	$169.7

Debt (as defined above)	$1,435.8	$1,568.2	$1,355.9	$1,373.4	$1,352.0
Less: Cash and cash equivalents	(484.4)	(487.9)	(590.0)	(604.2)	(1,272.4)
Debt less Cash and cash equivalents	$951.4	$1,080.3	$765.9	$769.2	$79.6

Total Terex Corporation stockholders’ equity as adjusted	$2,181.2	$2,302.9	$2,664.6	$2,538.1	$2,343.2

Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$3,132.6	$3,383.2	$3,430.5	$3,307.3	$2,422.8

2008 ROIC	19.2%
Net operating profit after tax (last 4 quarters) as adjusted	$600.7
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity (5 quarters) as adjusted	$3,135.3

RESULTS OF OPERATIONS

2009 COMPARED WITH 2008

Terex Consolidated

	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$4,043.1	—	$8,387.0	—	(51.8)%
Gross profit	$274.9	6.8%	$1,571.1	18.7%	(82.5)%
SG&A	$734.8	18.2%	$936.7	11.2%	(21.6)%
Goodwill impairment	$—	—	$459.9	5.5%	(100.0)%
(Loss) income from operations	$(459.9)	(11.4)%	$174.5	2.1%	*

*            Not meaningful as a percentage

Net sales for the year ended December 31, 2009 decreased $4,343.9 million when compared to the same period in 2008.  The unfavorable translation effect of foreign currency exchange rate changes contributed approximately $269 million to the net sales decrease.  Excluding the unfavorable translation effect of foreign currency exchange rate changes, net sales in all segments declined by approximately $4,075 million from the prior year period, primarily as uncertainty about the global economy caused customers to defer purchasing equipment.

Gross profit for the year ended December 31, 2009 decreased $1,296.2 million when compared to the same period in 2008.  The unfavorable translation effect of foreign currency exchange rate changes decreased gross profit by approximately $27 million from the prior year period.  Excluding the unfavorable translation effect of foreign currency exchange rate changes, the impact of lower net sales volume decreased gross profit by approximately $1,182 million.  Charges, primarily related to production level and headcount reductions, decreased gross profit by approximately $87 million.

Selling, general and administrative (“SG&A”) costs decreased by $201.9 million when compared to the same period in 2008.  Approximately $43 million of the decrease was due to the favorable translation effect of foreign currency exchange rate changes.  SG&A costs in all of the segments decreased by approximately $180 million due mainly to curtailment of spending and cost reductions.  These decreases were partially offset by approximately $21 million of charges related to headcount reductions.

In the fourth quarter of 2008, as part of our annual goodwill impairment test, we recorded a non-cash impairment charge for goodwill of $459.9 million.  There were no indicators of goodwill impairment in the test performed as of October 1, 2009.

Income (loss) from operations decreased by $634.4 million for the year ended December 31, 2009 versus the comparable period in 2008.  The decrease was due to the items noted above, particularly lower net sales volume, and higher costs due to lower production levels and headcount reductions, partially offset by lower SG&A costs.

Aerial Work Platforms

	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$838.1	—	$2,386.9	—	(64.9)%
Gross profit	$14.8	1.8%	$514.4	21.6%	(97.1)%
SG&A	$168.8	20.1%	$256.2	10.7%	(34.1)%
Goodwill impairment	$—	—	$42.8	1.8%	(100.0)%
(Loss) income from operations	$(154.0)	(18.4)%	$215.4	9.0%	*

Net sales for the AWP segment for the year ended December 31, 2009 decreased $1,548.8 million when compared to the same period in 2008.  Lower net sales volume of approximately $1,514 million in the North American, Asia/Pacific and European markets primarily drove the decrease in net sales.  The lower net sales volume was primarily due to rental customers aging their fleets and deferring purchases of new products, particularly for mid-size booms, scissor lifts and telehandlers.  The core markets for aerials in North America and Europe remained at very depressed levels.  The unfavorable translation effect of foreign currency exchange rate changes accounted for approximately $24 million of the net sales decrease.

Gross profit for the year ended December 31, 2009 decreased $499.6 million when compared to the same period in 2008.  The impact of lower net sales volume decreased gross profit by approximately $416 million.  Charges, primarily associated with reductions in production levels and restructuring, reduced gross profit by approximately $38 million.  The unfavorable translation effect of foreign currency exchange rate changes decreased gross profit by approximately $15 million from the prior year period.

SG&A costs for the year ended December 31, 2009 decreased $87.4 million when compared to the same period in 2008.  Cost reduction activities accounted for the majority of the decrease.  The favorable translation effect of foreign currency exchange rate changes also decreased SG&A costs by approximately $6 million over the prior year period.

Income (loss) from operations for the year ended December 31, 2009 decreased $369.4 million when compared to the same period in 2008, resulting primarily from lower net sales volume and higher costs due to lower production levels, partially offset by lower SG&A costs and the goodwill impairment charge in 2008.  The goodwill impairment charge in 2008, related to the utility products business that is now within this segment.

Construction

	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$951.9	—	$2,123.5	—	(55.2)%
Gross (loss) profit	$(70.2)	(7.4)%	$215.5	10.1%	*
SG&A	$212.7	22.3%	$274.7	12.9%	(22.6)%
Goodwill impairment	$—	—	$417.1	19.6%	(100.0)%
Loss from operations	$(282.9)	(29.7)%	$(476.3)	(22.4)%	40.6%

Net sales in the Construction segment decreased by $1,171.6 million for the year ended December 31, 2009 when compared to the same period in 2008.  Lower machine sales volumes of approximately $935 million were largely responsible for the decrease in net sales.  Demand for both compact and heavy construction products remained weak during 2009, as construction activity continued to slow globally and commercial financing availability for projects and equipment remained tight. Additionally, lower parts, used equipment and other sales volumes decreased net sales by approximately $153 million.  The unfavorable translation effect of foreign currency exchange rate changes accounted for approximately $84 million of the decrease.

Gross profit for the year ended December 31, 2009 decreased $285.7 million when compared to the same period in 2008.  The impact of lower net sales volume decreased gross profit by approximately $286 million.  The impact of reductions in production levels and restructuring charges decreased gross profit by approximately $37 million.  This decrease was mostly offset by cost reduction activities initiated early in 2009, which lowered manufacturing and other direct costs compared to the same period in 2008.

SG&A costs for the year ended December 31, 2009 decreased $62.0 million when compared to the same period in 2008.  The favorable translation effect of foreign currency exchange rate changes decreased SG&A costs by approximately $18 million over the prior year period.  Reductions in spending and cost savings associated with headcount reductions lowered SG&A costs by approximately $55 million.  These reductions were partially offset by increased restructuring costs of approximately $16 million.

Excluding impairment charges of $417.1 million incurred in 2008, the loss from operations for the year ended December 31, 2009 increased $223.7 million when compared to the same period in 2008, resulting primarily from lower net sales volume and higher costs due to lower production levels, partially offset by lower SG&A costs.  Including goodwill impairment, the loss from operations decreased $193.4 million in 2009 compared to 2008.

Cranes

	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,964.2	—	$2,964.6	—	(33.7)%
Gross profit	$309.7	15.8%	$632.5	21.3%	(51.0)%
SG&A	$229.3	11.7%	$239.6	8.1%	(4.3)%
Income from operations	$80.4	4.1%	$392.9	13.3%	(79.5)%

Net sales for the Cranes segment for the year ended December 31, 2009 decreased by $1,000.4 million when compared to the same period in 2008.  The unfavorable translation effect of foreign currency exchange rate changes on sales more than offset the additional net sales relating to the Port Equipment Business and led to a net decrease in net sales of approximately $38 million.  Lower net sales volume, particularly for tower cranes and rough-terrain cranes, decreased net sales by approximately $1,149 million, as global commercial construction projects continued to slow and oil related energy demand for rough-terrain cranes remained soft.  This decrease was partially offset by approximately $200 million of increased sales volume of higher priced crawler and all-terrain cranes.

Gross profit for the year ended December 31, 2009 decreased by $322.8 million when compared to the same period in 2008.  Lower net sales volume decreased gross profit by approximately $422 million.  This was partially offset by approximately $107 million from improved sales of higher margin crawler and all-terrain cranes.  The unfavorable translation effect of foreign currency exchange rate changes decreased gross profit by approximately $18 million from the prior year period.

SG&A costs for the year ended December 31, 2009 decreased $10.3 million versus the same period in 2008.  The favorable translation effect of foreign currency exchange rate changes decreased SG&A costs by approximately $10 million over the prior year period.

Additionally, selling, marketing, engineering and other general administrative costs decreased by approximately $18 million.  These were partially offset by increased costs for Terex Port Equipment and restructuring costs of approximately $17 million.

Income from operations for the year ended December 31, 2009 decreased $312.5 million versus the same period in 2008, resulting primarily from lower net sales volume.

Materials Processing

	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$353.6	—	$987.9	—	(64.2)%
Gross profit	$14.8	4.2%	$202.7	20.5%	(92.7)%
SG&A	$64.1	18.1%	$92.6	9.4%	(30.8)%
(Loss) income from operations	$(49.3)	(13.9)%	$110.1	11.1%	*

Net sales in the Materials Processing segment decreased by $634.3 million for the year ended December 31, 2009 when compared to 2008.  Lower net sales volume across substantially all product lines in all markets of approximately $578 million was primarily responsible for the decrease in net sales.  The unfavorable translation effect of foreign currency exchange rate changes also decreased net sales by approximately $44 million.

Gross profit for the year ended December 31, 2009 decreased by $187.9 million when compared to the same period in 2008.  Lower net sales volume decreased gross profit by approximately $191 million.  The impact of reductions in production levels and restructuring charges decreased gross profit by approximately $11 million.  Additionally, due to lower production levels, net manufacturing unabsorbed overhead increased, resulting in a reduction to gross profit of approximately $14 million.  These decreases were partially offset by an approximate $26 million increase in gross profit from improvement in other costs, primarily due to reduced material input costs.

SG&A costs for the year ended December 31, 2009 decreased $28.5 million over the same period in 2008.  The favorable translation effect of foreign currency exchange rate changes decreased SG&A costs by approximately $9 million over the prior year period.  Reductions in spending and cost savings associated with prior headcount reductions lowered SG&A costs by approximately $23 million.  These decreases were partially offset by approximately $4 million of costs associated with restructuring activities.

Income (loss) from operations for the year ended December 31, 2009 decreased $159.4 million when compared to 2008, resulting primarily from lower net sales volume and higher costs due to lower production levels, partially offset by lower SG&A costs.

Corporate/Eliminations

	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(64.7)	—	$(75.9)	—	14.8%
Loss from operations	$(54.1)	83.6%	$(67.6)	89.1%	20.0%

Our consolidated results include the elimination of intercompany sales activity among segments.  Loss from operations decreased approximately $63 million due to the favorable impact of cost reduction activities, including salary and benefit cuts and reduced external fees.  These decreases were partially offset by the reduction in the allocation of corporate costs to the business segments of approximately $37 million and the SEC settlement charge of $8 million.  Additionally, increased spending in developing markets administrative infrastructure and restructuring charges increased costs by approximately $9 million.

Interest Expense, Net of Interest Income

During the year ended December 31, 2009, our interest expense net of interest income was $114.5 million, or $33.0 million higher than the prior year.  This increase was primarily related to higher interest expense due to increased debt balances resulting from the capital markets activity in 2009 and acquisition-related debt incurred in connection with the Port Equipment Business purchase, as well as lower interest income due to lower interest rates.

Other Income (Expense) — Net

Other income (expense) — net for the year ended December 31, 2009 was income of $1.0 million, an increase of $2.0 million when compared to expense of $1.0 million in the prior year.  This was primarily due to currency translation gains in the current year period compared with losses in the prior year period.

Income Taxes

During the year ended December 31, 2009, we recognized an income tax benefit of $132.1 million on loss from continuing operations before income taxes of $581.7 million, an effective rate of 22.7%, as compared to income tax expense of $159.0 million on income from continuing operations before income taxes of $88.8 million, an effective rate of negative 179.1%, in the prior year.  The lower tax rate for the year ended December 31, 2009 was primarily due to the changes in the provision for uncertain tax positions, the Port Equipment Business acquisition and related acquisition expenses for which no tax benefit was recognized, the tax treatment of the SEC settlement charges and the impact in 2008 of non-tax deductible goodwill impairment.  As earnings decrease in profitable periods, the items that affect income tax expense have a more significant impact on the effective tax rate.  When the results are losses instead of profits, the effect of items on the tax rate have an opposite impact.

Income from Discontinued Operations

Income from discontinued operations for the year ended December 31, 2009 decreased $81.0 million when compared to the same period in 2008, resulting primarily from lower net sales volume and higher costs due to lower production levels, partially offset by lower SG&A costs.

Loss on Disposition of Discontinued Operations

For the year ended December 31, 2009, we incurred a loss, net of tax on the sale of the construction trailer business of $1.6 million.  In addition, we incurred a loss, net of tax related to transaction costs incurred with the disposition of the Mining business of $11 million.

2008 COMPARED WITH 2007

Terex Consolidated

	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$8,387.0	—	$7,976.1	—	5.2%
Gross profit	$1,571.1	18.7%	$1,646.4	20.6%	4.6%
SG&A	$936.7	11.2%	$814.2	10.2%	15.0%
Goodwill impairment	$459.9	5.5%	$—	—	100.0%
Income from operations	$174.5	2.1%	$832.2	10.4%	(79.0)%

Net sales for the year ended December 31, 2008 increased $410.9 million when compared to the same period in 2007.  The favorable translation effect of foreign currency exchange rate changes contributed approximately $211 million of the net sales increase.  Acquisitions, particularly ASV, contributed approximately $185 million to the increase in net sales.  Excluding the favorable translation effect of foreign currency exchange rate changes and acquisitions, our Cranes segment was the primary driver of the remaining increase in net sales and contributed approximately $519 million to the increase, as worldwide infrastructure and commodity needs continued to provide significant demand for our products.  Excluding the favorable translation effect of foreign currency exchange rate changes and acquisitions, our AWP and Construction segments declined by approximately $344 million from the prior year.  The Materials Processing segment was unchanged from the prior year.  We experienced a sharp decline in the second half of 2008 due to the significant weakening of many of our end markets.

Gross profit for the year ended December 31, 2008 decreased $75.3 million when compared to the same period in 2007.  Our AWP and Construction segments had lower combined gross profit of approximately $294 million, excluding the favorable translation effect of foreign currency exchange rate changes.  The favorable translation effect of foreign currency exchange rate changes contributed approximately $82 million to gross profit.  These decreases in gross profit were partially offset by strong sales in the Cranes segment, which, excluding the favorable translation effect of foreign currency exchange rate changes, increased gross profit by approximately $141 million over the prior year.

SG&A costs increased for the year ended December 31, 2008 by $122.5 million when compared to the same period in 2007.  The unfavorable translation effect of foreign currency exchange rate changes accounted for approximately $15 million of the SG&A increase.  Most of the rise in SG&A costs was due to our continued investment in operational improvement initiatives, including supply chain management, global sales and service capabilities in developing markets, marketing, implementation of our enterprise resource management system, and strategic sourcing initiatives.

As of October 1, 2008, we performed our annual goodwill impairment test, which resulted in a non-cash impairment charge for goodwill of $459.9 million and represented all of the goodwill recorded in the Construction segment and all of the goodwill in the utilities reporting unit, which is now part of the AWP segment.  This goodwill impairment charge was necessary, as the fair value of the reporting units within these segments had significantly declined, reflecting reduced estimated future cash flows for these businesses based on lower expectations for growth and profitability, primarily as a result of the current global economic downturn.

Income from operations decreased by $657.7 million for the year ended December 31, 2008 over the comparable period in 2007.  The decrease was primarily due to $459.9 million of impairment charges.  Although we experienced improvement in operating profit due to higher volume, pricing actions and the favorable translation effect of foreign currency exchange rate changes, these were more than offset by transactional foreign currency losses and higher SG&A costs.  While we experienced an increase in operating profit in the first half of 2008 over the same period in 2007, during the second half of 2008, excluding the impairment charges, operating profit decreased over the same period in 2007.  This deterioration was primarily due to the significant declines in many of our end markets and higher input costs incurred in the second half of 2008.

Aerial Work Platforms

	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,386.9	—	$2,627.0	—	(9.1)%
Gross profit	$514.4	21.6%	$688.1	26.2%	(25.2)%
SG&A	$256.2	10.7%	$219.7	8.4%	16.6%
Goodwill impairment	$42.8	1.8%	$—	—	100.0%
Income from operations	$215.4	9.0%	$468.4	17.8%	(54.0)%

Net sales for the AWP segment for the year ended December 31, 2008 decreased $240.1 million when compared to the same period in 2007.  The favorable translation effect of foreign currency exchange rate changes increased net sales by approximately $45 million.  This increase in net sales was offset by approximately $280 million due to lower volume for most products.

Gross profit for the year ended December 31, 2008 decreased $173.7 million from the comparable period in 2007.  The favorable translation effect of foreign currency exchange rate changes positively affected gross profit by approximately $28 million.  The impact of lower sales volumes decreased gross profit by approximately $73 million.  Gross profit decreased approximately $40 million due to an increased sales mix to high volume customers and competition in certain markets, which negatively affected average pricing.  Higher input costs, primarily for steel, negatively affected gross profit by approximately $75 million.  Costs related to headcount reductions decreased gross profit by approximately $5 million.  Other costs, primarily associated with warranty, product liability and distribution, decreased gross profit by approximately $12 million.

SG&A costs for the year ended December 31, 2008 increased $36.5 million when compared to the same period in 2007.  The increase resulted from expansion of our international sales distribution infrastructure, higher marketing costs associated with trade show activities, and increased product line management, consulting and engineering costs, which combined to increase SG&A costs by approximately $12 million.  Additionally, corporate cost allocation increased approximately $12 million over the prior year.   Higher bad debt expenses of approximately $3 million were incurred in 2008. Approximately $4 million of the increase was due to costs related to headcount reductions.

As of October 1, 2008, we performed our annual goodwill impairment test, which resulted in a non-cash impairment charge for goodwill of $42.8 million, which represented all of the goodwill recorded in the utilities business, which in the prior year had been part of the former RBUO segment.

Income from operations for the year ended December 31, 2008 decreased $253.0 million when compared to the same period in 2007.  The decrease was due to the items noted above, particularly lower net sales volume, goodwill impairment, continued higher input costs not recovered in pricing, and higher SG&A costs.

Construction

	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,123.5	—	$2,133.7	—	(0.5)%
Gross (loss) profit	$215.5	10.1%	$288.3	13.5%	(25.3)%
SG&A	$274.7	12.9%	$229.3	10.7%	19.8%
Goodwill impairment	$417.1	19.6%	$—	—	100.0%
(Loss) income from operations	$(476.3)	(22.4)%	$59.0	2.8%	*

Net sales in the Construction segment decreased by $10.2 million for the year ended December 31, 2008 when compared to the same period in 2007.  The favorable translation effect of foreign currency exchange rate changes increased net sales by approximately $49 million.  Acquisitions, primarily ASV, increased net sales by approximately $171 million.  These increases were more than offset by lower net sales volume of approximately $230 million, primarily in the Europe, Middle East and Africa regions across most product lines.

Gross profit for the year ended December 31, 2008 decreased $72.8 million when compared to 2007 results for the same period.  Lower net sales volume decreased gross profit by approximately $33 million.  Higher costs related to underabsorption, warranty, inventory valuation and materials decreased gross profit by approximately $80 million.  These decreases were partially offset by the favorable translation effect of foreign currency exchange rate changes of approximately $20 million, which had a positive effect on gross profit.  Acquisitions, primarily ASV, improved gross profit by approximately $18 million.

SG&A costs for the year ended December 31, 2008 increased $45.4 million from the comparable period in 2007.  Approximately $4 million of the increase was due to the unfavorable translation effect of foreign currency exchange rate changes.  Approximately $18 million of the increase was due to acquisitions, primarily ASV.  Approximately $16 million of higher SG&A costs were related to selling, marketing and manufacturing initiatives.  Additionally, corporate cost allocation increased approximately $8 million over the prior year period.

As of October 1, 2008, we performed our annual goodwill impairment test, which resulted in a non-cash impairment charge for goodwill of $417.1 million and represented all of the goodwill recorded in this segment.  This goodwill impairment charge was necessary, as the fair value of the reporting unit within this segment significantly declined, reflecting reduced estimated future cash flows for this business based on lower expectations for growth and profitability, primarily as a result of the current global economic downturn.

Income from operations for the year ended December 31, 2008 decreased $535.3 million when compared to the same period in 2007, resulting primarily from impairment charges and lower net sales volume combined with higher production and SG&A costs.

Cranes

	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,964.6	—	$2,303.4	—	28.7%
Gross profit	$632.5	21.3%	$456.0	19.8%	38.7%
SG&A	$239.6	8.1%	$199.9	8.7%	19.9%
Income from operations	$392.9	13.3%	$256.1	11.1%	53.4%

Net sales for the Cranes segment for the year ended December 31, 2008 increased by $661.2 million when compared to the same period in 2007.  The favorable translation effect of foreign currency exchange rate changes on sales contributed approximately $142 million of the net sales increase.  Increased price realization added approximately $171 million to the increase.  Approximately $359 million of the increase in net sales resulted from improvement in our product mix due to a demand shift towards rough-terrain cranes and larger capacity crawler and all-terrain cranes, as well as from higher sales volume.  Parts sales grew by approximately $27 million because of a larger installed base of our cranes.  These increases were partially offset by approximately $38 million of lower net sales from used cranes and rental equipment, primarily in Europe.

Gross profit for the year ended December 31, 2008 increased $176.5 million relative to the same period in 2007.  The favorable translation effect of foreign currency exchange rate changes improved gross profit by approximately $35 million from the prior year period.  Gross profit increased approximately $171 million from the effect of pricing realization.  An advantageous sales mix of crawler, rough-terrain, tower cranes and parts added approximately $101 million to the increase.  These favorable trends were partially offset by higher input and warranty costs of approximately $109 million.  Additionally, charges for a previously announced crane repair program of approximately $15 million lowered gross profit.

SG&A costs for the year ended December 31, 2008 increased $39.7 million over the same period in 2007.  Approximately $14 million of the increase was due to the unfavorable translation effect of foreign currency exchange rate changes.  We also incurred higher selling costs due to increased sales volume, engineering costs for product development, certain bad debt costs and increased administrative costs, which combined to increase SG&A costs by approximately $24 million.

Income from operations for the year ended December 31, 2008 increased $136.8 million over the comparable period in 2007.  Income from operations in 2008 increased because of the positive translation effect of foreign currency exchange rate changes, higher sales volume and favorable product mix, and the impact of pricing actions.

Materials Processing

	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$987.9	—	$963.3	—	2.6%
Gross profit	$202.7	20.5%	$208.9	21.7%	(3.0)%
SG&A	$92.6	9.4%	$81.4	8.5%	13.8%
Income from operations	$110.1	11.1%	$127.5	13.2%	(13.6)%

Net sales in the Materials Processing segment increased by $24.6 million in the year ended December 31, 2008 over the comparable period in 2007.  The decline in sales volume in the second half of 2008 more than offset the increase in sales volume in the first half of 2008.  However, pricing actions offset the decrease in overall net sales volume for 2008.  New product launches and higher parts sales in 2008 compared to 2007 combined to increase net sales by approximately $49 million.  This increase was partially offset by the unfavorable translation effect of foreign currency exchange rate changes on sales, which decreased net sales by approximately $25 million.

Gross profit decreased by $6.2 million in the year ended December 31, 2008 over the comparable period in 2007.  Increased input costs, transactional foreign currency losses, underabsorption and higher warranty costs, combined to decrease gross profit by approximately $51 million.  These were partially offset by pricing actions and an improved mix of product and parts sales to increase gross profit by approximately $46 million.

SG&A costs increased by $11.2 million in the year ended December 31, 2008 relative to the comparable period in 2007.  The increase in SG&A costs was due to approximately $16 million of higher costs associated with selling and marketing, engineering, legal, insurance and corporate allocations.  This increase was partially offset by the favorable translation effect of foreign currency exchange rate changes and reduced bad debt charges, which combined to decrease SG&A costs by approximately $5 million.

Income from operations for the year ended December 31, 2008 decreased $17.4 million over the comparable period in 2007.  The decrease was a result of the items noted above, particularly higher SG&A costs.

Corporate/Eliminations

	2008		2007
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(75.9)	—	$(51.3)	—	(48.0)%
Loss from operations	$(67.6)	89.1%	$(78.8)	*	14.2%

Our consolidated results include the elimination of intercompany sales activity among segments.  Corporate costs before allocations to the business segments increased, as we continued to invest in Company-wide initiatives, including the multi-year implementation of our global enterprise resource management system, marketing programs, the people, systems and support to create leading supply chain management and manufacturing capabilities, and the necessary training to maximize the impact of the Terex Business System.  Legal costs also increased in 2008 compared to 2007.  These initiatives, coupled with infrastructure investments to handle growth in developing markets, contributed approximately $28 million of costs incurred in the current year.  These charges were more than offset by an increase of approximately $33 million in corporate costs allocated to the business segments in 2008 versus the prior year.

Interest Expense, Net of Interest Income

During the year ended December 31, 2008, our interest expense net of interest income was $81.5 million, or $34.7 million higher than the prior year.  This increase was primarily related to the full year effect of an increase of $869.2 million in our Debt less Cash and cash equivalents balance from December 31, 2007, resulting from $800.0 million of senior subordinated notes issued in November 2007, which increased interest expense and was partially offset by increased interest income from higher average cash balances.  This increase in our cash balance was lowered by the acquisition of ASV and a share repurchase program.

Other Income (Expense) — Net

Other income (expense) — net for the year ended December 31, 2008 was expense of $1.0 million, a decrease of $24.6 million when compared to income of $23.6 million in the prior year.  This was primarily due to approximately $5 million of foreign currency translation losses in the current year compared to gains of approximately $12 million in the prior year.  These losses and gains were due to foreign denominated balances that were revalued in the functional currencies of the entities that hold them as foreign exchange rates changed.  Additionally, gains on the sale of assets were approximately $10 million lower in 2008 than in 2007.

Income Taxes

During the year ended December 31, 2008, we recognized income tax expense of $159.0 million on income from continuing operations before income taxes of $88.8 million, an effective rate of negative 179.1%, as compared to income tax expense of $260.1 million on income from continuing operations before income taxes of $794.4 million, an effective rate of 32.7%, in the prior year.  The effective tax rate for 2008 was higher than in the prior year, primarily due to the non-deductibility of goodwill impairment charges. The effect of reduced statutory rates in certain European countries and discrete items partially offset the tax impact of the goodwill impairment charges.

Income from Discontinued Operations

Income from discontinued operations for the year ended December 31, 2008 increased $61.0 million when compared to the same period in 2007, resulting primarily from higher net sales volume.

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

We believe that the following are among our most significant accounting policies which are important in determining the reporting of transactions and events and which utilize estimates about the effect of matters that are inherently uncertain and therefore are based on management judgment. Please refer to Note A - “Basis of Presentation” in the accompanying Consolidated Financial Statements for a complete listing of our accounting policies.

Inventories - Inventories are stated at the lower of cost or market (“LCM”) value.  Cost is determined principally by the first-in, first-out (“FIFO”) method and the average cost method (approximately 48% and 52%, respectively).  In valuing inventory, we are required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market.  The valuation of used equipment taken in trade from customers requires us to use the best information available to determine the value of the equipment to potential customers.  This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines.  While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved.  Future events that could significantly influence our judgment and related estimates include general economic conditions in markets where our products are sold, new equipment price fluctuations, competitive actions, including the introduction of new products and technological advances, as well as new products and design changes we introduce.  At December 31, 2009, reserves for LCM, excess and obsolete inventory totaled $116.7 million.

Accounts Receivable - We are required to judge our ability to collect accounts receivable from our customers. Valuation of receivables includes evaluating customer payment histories, customer leverage, availability of third-party financing, political and exchange risks and other factors.  Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty.  At December 31, 2009, reserves for potentially uncollectible accounts receivable totaled $61.1 million.  Given current economic conditions, there can be no assurance that our historical accounts receivable collection experience will be indicative of future results.

Guarantees - We have issued guarantees to financial institutions of customer financing to purchase equipment as of December 31, 2009.  We must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer’s payment history, leverage, availability of third party financing, political and exchange risks, and other factors.  Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty.  To date, losses related to guarantees have been negligible.

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

As of December 31, 2009, our maximum exposure to such credit guarantees was $236.3 million, including total guarantees issued by Terex Demag GmbH, part of the Cranes segment, and Genie Holdings, Inc. and its affiliates (“Genie”), part of the Aerial Work Platforms segment, of $151.4 million and $41.7 million, respectively.  The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years.  Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

Given current economic conditions, there can be no assurance that our historical credit default experience will be indicative of future results. Our ability to recover losses experienced from our guarantees may be affected by economic conditions in effect at the time of loss.

We issue residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time.  As described in Note R - “Litigations and Contingencies” in the Notes to the Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $26.7 million at December 31, 2009.  We are able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of December 31, 2009, our maximum exposure pursuant to buyback guarantees was $138.6 million, including total guarantees issued by Genie of $133.6 million.  We are able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We record a liability for the estimated fair value of guarantees issued pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 460, “Guarantees” (ASC 460).  We recognize a loss under a guarantee when our obligation to make payment under the guarantee is probable and the amount of the loss can be estimated.  A loss would be recognized if our payment obligation under the guarantee exceeds the value we could expect to recover to offset such payment, primarily through the sale of the equipment underlying the guarantee.

We have recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Consolidated Balance Sheet of approximately $21 million for the estimated fair value of all guarantees provided as of December 31, 2009.

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

We, from time to time, issue buyback guarantees in conjunction with certain sales agreements.  These primarily relate to trade value agreements (“TVAs”) in which a customer may trade in equipment in the future at a stated price/credit if the customer meets certain conditions.  The trade-in price/credit is determined at the time of the original sale of equipment.  In conjunction with the trade-in, these conditions include a requirement to purchase new equipment at fair market value at the time of trade-in, which fair value is required to be of equal or greater value than the original equipment cost.  Other conditions also include the general functionality and state of repair of the machine.  We have concluded that any credit provided to customers under a TVA/buyback guarantee, which is expected to be equal to or less than the fair value of the equipment returned on the trade-in date, is a guarantee to be accounted for in accordance with ASC 460.

The original sale of equipment, accompanied by a buyback guarantee, is a multiple element transaction wherein we offer our customer the right, after some period of time, for a limited period of time, to exchange purchased equipment for a fixed price trade-in credit toward another of our products.  The fixed price trade-in credit is accounted for under the guidance provided by ASC 460.  Pursuant to this right, we have agreed to make a payment (in the form of a trade-in credit) to the customer contingent upon the customer exercising its right to trade in the original purchased equipment.  Under the guidance of ASC 460, we record the fixed price trade-in credit at its fair value.  Accordingly, as noted above, we have accounted for the trade-in credit as a separate deliverable in a multiple element arrangement.

Goodwill - Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value.  We do not amortize goodwill, in accordance with ASC 350 “Intangibles - Goodwill and Other.”  We selected October 1 as the date for our required annual impairment test.

Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which discrete financial information with similar economic characteristics is available and the operating results are regularly reviewed by our management.  Our four operating segments comprise the reporting units for goodwill impairment testing purposes.

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

There were no indicators of goodwill impairment in the tests performed as of October 1, 2009 and 2007.  As a result of our annual impairment test in the fourth quarter of 2008, our Construction and AWP segments recorded non-cash charges of $417.1 million and $42.8 million, respectively, to reflect impairment of goodwill in these reporting units, which represented all of the goodwill recorded in the Construction segment and all of the goodwill originally in the utilities reporting unit, which is now part of the AWP segment,  See Note J — “Goodwill” in the Notes to the Consolidated Financial Statements.

In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit.  This hypothetical 10% decrease would result in excess fair value over carrying value for the reporting units as of October 1, 2009.

Impairment of Long-Lived Assets - Our policy is to assess the realizability of our long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the asset’s carrying value.  Future cash flow projections include assumptions regarding future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business.  We rely on data developed by business segment management as well as macroeconomic data in making these calculations. There are no assurances that future cash flow assumptions will be achieved.  The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset.  We did not have any impairment for the years ended December 31, 2008 and 2007.  However, we recognized fixed asset impairments of $4.8 million for the year ended December 31, 2009, of which $1.5 million was recognized as part of restructuring costs.  See Note M — “Restructuring and Other Charges.”

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

Accrued Product Liability - We record accruals for product liability claims when deemed probable and estimable based on facts and circumstances and our prior claim experience.  Accruals for product liability claims are valued based upon our prior claims experience, including consideration of the jurisdiction, circumstances of the accident, type of loss or injury, identity of plaintiff, other potential responsible parties, analysis of outside legal counsel, analysis of internal product liability counsel and the experience of our product safety team.  Actual product liability costs could be different due to a number of variables such as the decisions of juries or judges.

Defined Benefit Plans - Pension benefits represent financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements.  As of December 31, 2009, we maintained one qualified defined benefit pension plan and one nonqualified plan covering certain U.S. employees.  The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment.  The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service.  Participation in the qualified plan is frozen and participants are only credited with post-freeze service for purposes of determining vesting and retirement eligibility.  It is our policy, generally, to fund the qualified U.S. plan based on the minimum requirements of the Employee Retirement Income Security Act of 1974.  The nonqualified plan provides retirement benefits to certain senior executives of the Company and is unfunded. Generally, the nonqualified plan provides a benefit based on average total compensation earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program, excluding salary deferrals and matching contributions. Participation in the nonqualified plan was frozen effective December 31, 2008; however, eligible participants are credited with post-freeze service for purposes of determining vesting and the amount of benefits.  We maintain defined benefit plans in Germany, France, China, India and the United Kingdom for some of our subsidiaries. The plans in Germany, France, India and China are unfunded plans.  For our operations in Italy, Indonesia, Malaysia and the United Arab Emirates, there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination.  We record this obligation based on the mandated requirements.  The measure of the current obligation is not dependent on the employees’ future service and therefore is measured at current value.  Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds.  For the U.S. plans, approximately 42% of the assets are in equity securities and 58% are in fixed income securities.  For the U.K. funded plans, approximately 46% of the assets are in equity securities, 51% are in fixed income securities and 3% are in real estate investment securities.  These allocations are reviewed periodically and updated to meet the long-term goals of the plans.

Determination of defined benefit pension and postretirement plan obligations and their associated expenses requires the use of actuarial valuations to estimate the benefits that employees earn while working, as well as the present value of those benefits. We use the services of independent actuaries to assist with these calculations.  Inherent in these valuations are economic assumptions, including expected returns on plan assets, discount rates at which liabilities may be settled, rates of increase of health care costs, rates of future compensation increases as well as employee demographic assumptions such as retirement patterns, mortality and turnover. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover rates, or longer or shorter life spans of participants.  Actual results that differ from the actuarial assumptions used are recorded as unrecognized gains and losses.  Unrecognized gains and losses that exceed 10 percent of the greater of the plan’s projected benefit obligations or the market-related value of assets are amortized to earnings over the shorter of the estimated future service period of the plan participants or the period until any anticipated final plan settlements. The assumptions used in the actuarial models are evaluated periodically and are updated to reflect experience.  We believe the assumptions used in the actuarial calculations are reasonable and are within accepted practices in each of the respective geographic locations in which we operate.

Expected long-term rates of return on pension plan assets were 8.00% for the U.S. plan and 6.00% for the U.K. plans at December 31, 2009.  Our strategy with regard to the investments in the pension plans is to earn a rate of return sufficient to match or exceed the long-term growth of pension liabilities.  The expected rate of return of plan assets represents an estimate of long-term returns on the investment portfolio.  These rates are determined annually by management based on a weighted average of current and historical market trends, historical portfolio performance and the portfolio mix of investments.  The expected long-term rate of return on plan assets at December 31 is used to measure the earnings effects for the subsequent year.  The difference between the expected return and the actual return on plan assets affects the calculated value of plan assets and, ultimately, future pension expense (income).

The discount rates for pension plan liabilities were 5.75% for U.S. plans and 5.00% to 9.00% for international plans at December 31, 2009.  The discount rate enables us to estimate the present value of expected future cash flows on the measurement date. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments at the December 31 measurement date. The discount rate at December 31 is used to measure the year-end benefit obligations and the earnings effects on the subsequent year.  A higher discount rate decreases the present value of benefit obligations and increases pension expense.

The expected rates of compensation increase for our international pension plans were 2.00% to 10.00% at December 31, 2009.  These estimated annual compensation increases are determined by management every year and are based on historical trends and market indices.

We have recorded the underfunded status on our balance sheet as a liability and the unrecognized prior service costs and actuarial gains/losses as a reduction in Stockholders’ Equity on the Consolidated Balance Sheet.  The change in assumptions from the previous year, primarily decreases in the discount rate, resulted in a net increase in the projected benefit obligation of $42.5 million.

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

The assumptions used in computing our net pension expense and projected benefit obligation have a significant effect on the amounts reported. A 0.25% change in each of the assumptions below would have the following effects upon net pension expense and projected benefit obligation, respectively, as of and for the year ended December 31, 2009:

	Increase		Decrease
	Discount Rate	Expected long- term rate of return	Discount Rate	Expected long- term rate of return
	($ amounts in millions)
U. S. Plans:
Net pension expense	$0.2	$(0.2)	$(0.2)	$0.2
Projected benefit obligation	$(3.7)	$—	$3.8	$—

Foreign Plans:
Net pension expense	$0.2	$(0.2)	$(0.2)	$0.2
Projected benefit obligation	$(11.2)	$—	$11.8	$—

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

We evaluate deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character, amount and timing to result in the use of our deferred tax assets. “Character” refers to the type (capital gain vs. ordinary income) as well as the source (foreign vs. domestic) of the income we generate. “Timing” refers to the period in which future income is expected to be generated.  Timing is important because net operating losses (“NOLs”) in certain jurisdictions expire if not used within an established statutory time frame.  Based on these evaluations, we have determined that it is more likely than not that expected future earnings would be sufficient to use most of our deferred tax assets.

We do not provide for income taxes or tax benefits on the undistributed earnings or losses of our international subsidiaries where such earnings are reinvested and, in our opinion, will continue to be reinvested indefinitely.  If earnings of foreign subsidiaries are not considered indefinitely reinvested, deferred U.S. income taxes, foreign income taxes, and foreign withholding taxes have been provided.  We do not provide deferred income taxes on the temporary difference between the book and tax basis in domestic subsidiaries where permissible.  At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the investment in subsidiaries is not practical.

Judgments and estimates are required to determine tax expense and deferred tax valuation allowances and in assessing exposures related to tax matters.  Tax returns are subject to audit and local taxing authorities could challenge tax-filing positions we take.  Our practice is to file income tax returns that conform to the requirements of each jurisdiction and to record provisions for tax liabilities, including interest and penalties, in accordance with ASC 740, “Income Taxes.”  As our business has grown in geographic scope, size and complexity, so has our potential exposure to uncertain tax positions.  Given the subjective nature of applicable tax law, the results of an audit of any tax return could have a significant impact on our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued fair value measurement guidance, which was later codified under ASC 820, “Fair Value Measurements and Disclosures.”  This guidance was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  It defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This guidance applies under other accounting pronouncements that require or permit fair value measurements.  The guidance indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. This guidance defines fair value based upon an exit price model.  In February 2008, the FASB issued further guidance to exclude accounting for leases from fair value measurement and to delay the effective date of fair value measurement for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of 2009.  Effective January 1, 2009, fair value measurement was applied to nonfinancial assets and nonfinancial liabilities.  The adoption of fair value measurements did not have a significant impact on the determination or reporting of our financial results.

In December 2007, the FASB issued a revision of business combinations guidance, which was later codified under ASC 805, “Business Combinations.”  The revised guidance retains the underlying concepts that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the application of the acquisition method in a number of significant aspects.  Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  In April 2009, the FASB issued further guidance, which clarifies the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period.  If the acquisition date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized based on guidance in ASC 450, “Contingencies,” which provides thresholds for recognition based on probability and the ability to reasonably estimate an amount or range of amounts.  This guidance was effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, which, for us, was January 1, 2009.  As discussed in Note I — “Acquisitions,” the adoption of this guidance affected the reporting of our acquisition of the Port Equipment Business.

In December 2007, the FASB issued guidance related to noncontrolling interests later codified under ASC 810, “Consolidation.”  This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which, for us, was January 1, 2009.  This guidance requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement.  It also amends certain consolidation procedures for consistency with the requirements of the revised business combination guidance discussed above.  This guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  Adoption of the noncontrolling interest guidance did not have a significant impact on the determination or reporting of our financial results.

In March 2008, the FASB issued guidance related to disclosures about derivative instruments and hedging activities later codified under ASC 815, “Derivatives and Hedging.”  This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, which, for us, was January 1, 2009.  This guidance is intended to improve financial reporting by requiring transparency about the nature, purpose, location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.  See Note K — “Derivative Financial Instruments.”

In April 2008, the FASB issued guidance related to determining the useful lives of intangible assets later codified under ASC 350, “Intangibles — Goodwill and Other.”  This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This guidance was effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008, which, for us, was January 1, 2009.  Adoption of the new guidance did not have a significant impact on the determination or reporting of our financial results.

In May 2008, the FASB issued guidance related to accounting for convertible debt instruments that may be settled in cash upon conversion, which was later codified under ASC 470, “Debt.”  This guidance requires separate accounting for the liability and equity components of convertible debt securities that allow for either mandatory or optional cash settlement (including partial cash settlement) in a manner that reflects the company’s nonconvertible debt borrowing rate at time of issuance when interest cost is recognized in subsequent periods.  This bifurcation results in a component of the convertible debt to be classified in equity and accretion of the resulting discount on the debt as part of interest expense reflected in the income statement.  The guidance is effective for fiscal years beginning after December 15, 2008, which, for us, was January 1, 2009.  As disclosed in Note N — “Long-Term Obligations,” adoption of this guidance affected the reporting of the 4% Convertible Senior Subordinated Notes Due 2015 (“4% Convertible Notes”) issued in June 2009.

In November 2008, the FASB ratified guidance related to equity method investment accounting, which was later codified under ASC 323, “Investments — Equity Method and Joint Ventures.”  This guidance applies to all investments accounted for under the equity method.  It states that an entity shall measure its equity investment initially at cost.  Contingent consideration should only be included in the initial measurement of the equity method investment if it is required to be recognized by specific authoritative guidance other than that contained in business combinations guidance, ASC 805.  However, if any equity method investment agreement involves a contingent consideration arrangement in which the fair value of the investor’s share of the investee’s net assets exceeds the investor’s initial cost, a liability should be recognized.  An equity method investor is required to recognize other-than-temporary impairments of an equity method investment and shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment.  Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings.  This guidance shall be effective for fiscal years beginning on or after December 15, 2008, which, for us, was January 1, 2009, and interim periods within those fiscal years, and shall be applied prospectively.  Adoption of this equity method investment accounting guidance did not have a significant impact on the determination or reporting of our financial results.

In December 2008, the FASB issued guidance revising employers’ disclosures about postretirement benefit plan assets which was later codified under ASC 715, “Compensation — Retirement Benefits.”  This guidance revised employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This guidance requires additional disclosure of a benefit plan’s investment allocation decision-making process, the fair value of each major category of plan assets, the valuation techniques used to measure the fair value of the plan assets, and any significant concentrations of risk within plan assets.  This guidance is effective for fiscal years ending after December 15, 2009, with early application permitted.  Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

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

In June 2009, the FASB issued guidance to establish the FASB Accounting Standards Codification™ (“Codification”).  The Codification is the single source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants.  All existing accounting standards are superseded as described in the guidance.  All other accounting literature not included in the Codification is nonauthoritative.  This statement is effective for interim and annual periods ending after September 15, 2009.  The adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

In June 2009, the FASB issued guidance related to the transfers of financial assets, which has been codified under ASC 860, “Transfers and Servicing.”  This guidance requires entities to provide more information about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets.  It also requires additional disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  It also eliminates the concept of a qualifying special-purpose entity and changes the requirements for de-recognition of financial assets.  This guidance is effective for us in our interim and annual reporting periods beginning on and after January 1, 2010. Earlier application was prohibited.    We are evaluating the adoption of this guidance but do not expect that it will have a significant impact on the determination or reporting of our financial results.

In June 2009, the FASB issued guidance amending the consolidation guidance applicable to variable interest entities, which has been codified under ASC 810, “Consolidations.”  It replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  It also requires additional disclosures about an enterprise’s involvement in variable interest entities.  This guidance is effective for us in our interim and annual reporting periods beginning on and after January 1, 2010. Earlier application was prohibited.  We are currently evaluating the impact that the adoption of this guidance will have on the determination and reporting of our financial results.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements”, which amended ASC 605, “Revenue Recognition.” This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting.  In an arrangement with multiple deliverables, the delivered item(s) shall be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis.  Items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

Arrangement consideration shall be allocated at the inception of the arrangement to all deliverables based on their relative selling price, except under certain circumstances such as items recorded at fair value and items not contingent upon the delivery of additional items or meeting other specified performance conditions. The selling price for each deliverable shall be determined using vendor specific objective evidence (“VSOE”) of selling price, if it exists, otherwise third-party evidence of selling price. If neither VSOE nor third-party evidence exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable.  This guidance eliminates the use of the residual value method for determining allocation of arrangement consideration and allows the use of an entity’s best estimate to determine the selling price if VSOE and third-party evidence cannot be determined.  It also requires additional disclosures such as the nature of the arrangement, certain provisions within the arrangement, significant factors used to determine selling prices and the timing of revenue recognition related to the arrangement.  This guidance shall be effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted.  We are currently evaluating the impact that adoption of this guidance will have on the determination and reporting of our financial results.

In January 2010, the FASB issued Accounting Standards Update 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary-a Scope Clarification”, which amends ASC 810, “Consolidations.”  This amendment requires new disclosures, including a description of valuation techniques and inputs used to measure the fair value of any retained investment in a former subsidiary, the nature of any continuing involvement in the subsidiary or acquirer after deconsolidation, and information regarding related party involvement before and after the transaction.  This guidance will be effective for us in our interim and annual reporting periods beginning after December 15, 2009.  We are currently evaluating the impact that adoption of this guidance will have on the determination or reporting of our financial results.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measurements and Disclosures.”  This amendment requires new disclosures, including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements.  It also clarified guidance related to determining the appropriate classes of assets and liabilities and the information to be provided for valuation techniques used to measure fair value.  This guidance will be effective for us in our interim and annual reporting periods beginning after December 15, 2010.  We are evaluating the adoption of this guidance, but we do not expect that it will have a significant impact on the determination or reporting of our financial results.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets.  We had cash and cash equivalents of $929.5 million at December 31, 2009.  In addition, we had $481.1 million available for borrowing under our revolving credit facilities at December 31, 2009.  We believe that cash generated from operations, together with access to our bank credit facilities and cash on hand, provide adequate liquidity to meet our operating and debt service requirements.  We have no significant debt maturities until 2013; however, we will continue our focus on internal cash flow generation.  With the actions we have taken to reduce costs, delay certain capital spending projects and increase cash generated from operations, along with our strengthened balance sheet and $1 billion of cash proceeds from the sale of our Mining business, we expect to have sufficient liquidity to execute our key business plans.

During the second half of 2009, we experienced relatively stable order patterns, although at lower levels than in recent years.  We are intensely focused in each of our businesses on managing our sales, inventory and operations planning process to adjust our production rate and material ordering in line with current and anticipated market conditions.  Our businesses are working closely with suppliers to minimize raw material deliveries and with customers and dealers to confirm existing orders to minimize the level of inventory in the distribution channel.

During 2009, many of our businesses operated at production levels below then-current demand as we focused on reducing inventory.  As a result of this focus, we reduced inventories in continuing operations by approximately $538 million in 2009, exceeding our $500 million goal for the year, which included assumptions of significant inventory reductions in what are now discontinued operations.  Consequently, our businesses are beginning now to produce at levels approximating end user demand.

The outlook for demand in our businesses is still uncertain; however, we have begun to work with our suppliers to ensure we have adequate raw material when demand strengthens.  We are also considering stimulating demand by initiating inventory stocking programs and end-customer financing through Terex Financial Services when we believe the investments are justified.  These actions may result in increases in working capital as we position our businesses for the anticipated market recovery.

We are continuing our long-standing program to increase inventory turns by sharing, throughout our Company, many of the best practices and lean manufacturing processes that several of our business units have implemented successfully.  We expect these initiatives to reduce the level of inventory needed to support our business and allow us to reduce our manufacturing lead times, thereby reducing our working capital requirements.

Our ability to generate cash from operations is subject to numerous factors, including the following:

•                  Many of our customers fund their purchases through third-party finance companies that extend credit based on the credit-worthiness of the customers and the expected residual value of our equipment.  Changes either in the customers’ credit profile or in used equipment values may impact the ability of customers to purchase equipment.  Given current economic conditions and the lack of liquidity in the global credit markets, there can be no assurance that third-party finance companies will continue to extend credit to our customers as they have in the past.

•                  As our sales levels change, the absolute amount of working capital needed to support our business may change.

•                  Our suppliers extend payment terms to us based on our overall credit rating.  Declines in our credit rating may impact suppliers’ willingness to extend terms and in turn increase the cash requirements of our business.

•                  Sales of our products are subject to general economic conditions, weather, competition and the translation effect of foreign currency exchange rate changes, and other factors that in many cases are outside our direct control.  For example, during periods of economic uncertainty, our customers have delayed purchasing decisions, which has had a negative impact on cash generated from operations.  As a result of the ongoing recession, many of our customers have delayed or cancelled orders.

We negotiate, when possible, advance payments from our customers for products with long lead times to help fund the substantial working capital investment in these products.

Historically, we have supplemented our liquidity by insuring and selling a portion of our accounts receivable to third-party financial institutions.  Because of our sufficient liquidity position, we reduced the use of these programs during 2008 and 2009 and suspended them during the fourth quarter of 2009.

To help fund our cash expenditures, we have maintained cash balances and a revolving line of credit in addition to term borrowings from our bank group.  Our bank credit facilities provide us with a revolving line of credit of up to $550 million that is available through July 14, 2012 and term debt of $272.0 million that will mature on July 14, 2013.  The revolving line of credit consists of $350 million of available domestic revolving loans and $200 million of available multicurrency revolving loans.  The credit facilities also originally provided for incremental loan commitments of up to $300 million, which may be extended at the option of the lenders, in the form of revolving credit loans, term loans or a combination of both.

On July 23, 2009, we acquired the Port Equipment Business for approximately $126 million.  For more information regarding this acquisition, see Note I — “Acquisitions” in our Consolidated Financial Statements.  Existing financial creditors of the Port Equipment Business agreed to provide us with long-term financing on favorable terms for substantially all of the acquisition price.  To accomplish this, we entered into two incremental term loan assumption agreements in July 2009 under our existing credit facility pursuant to which we borrowed $136.5 million of the $300 million available to us for incremental loan commitments, leaving $163.5 million available for further incremental loans.  See Note N — “Long-Term Obligations” in the Notes to our Consolidated Financial Statements for information on these two incremental term loans.  The acquisition of the Port Equipment Business increased the balance of our Debt, less cash and cash equivalents by approximately $177 million.

Although we believe that the banks participating in our credit facility have adequate capital and resources, we can provide no assurance that each of these banks will continue to operate as a going concern in the future.  If any banks in our lending group were to fail, it is possible that the borrowing capacity under our credit facility would be reduced.  If the availability under our credit facility were reduced significantly, we could be required to obtain capital from alternate sources in order to finance our capital needs but there can be no assurance that such financing would be available at terms acceptable to us, or at all.

The interest rates charged under our bank credit facility are subject to adjustment based on our consolidated leverage ratio.  We had no outstanding borrowings under our revolving credit facility at December 31, 2009.  The weighted average interest rate on the term loans under our bank credit facility was 4.00% and 3.21% at December 31, 2009 and December 31, 2008, respectively.

In June 2009, we issued and sold 11 million shares of our common stock to the public for net proceeds to the Company of $156.3 million.  Also in June 2009, we issued $300 million of 10-7/8% Senior Notes (the “Senior Notes”) and $172.5 million of 4% Convertible Senior Subordinated Notes (the “Convertible Notes”).  We used a portion of the proceeds from these equity and debt offerings to prepay some of our term loans under our bank credit facility and to pay off the entire outstanding balance under the revolving credit component of our bank facility. See Note N — “Long-Term Obligations” in the Notes to our Consolidated Financial Statements for information on these notes.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

We have no scheduled significant debt maturities until 2012.  The revolving line of credit under our bank facility expires in July 2012 and the term debt under our bank credit facility matures in July 2013.  Our 7-3/8% Senior Subordinated Notes mature in January 2014, our Convertible Notes mature in June 2015, our Senior Notes mature in June 2016 and our 8% Senior Subordinated Notes mature in November 2017.

On December 20, 2009, we signed a definitive agreement to sell our Mining business to Bucyrus for $1.3 billion.  We had the right under the agreement to request that $300 million of the purchase price be paid in the form of shares of Bucyrus common stock in lieu of cash at a price per share of $51.64, which represented the average of the daily volume weighted average price per share of Bucyrus common stock for a period of 10 consecutive trading days prior to December 20, 2009.

We amended our bank credit facility to allow us to acquire these shares of Bucyrus common stock and to enter into hedging agreements to manage the risk related to our investment in the stock.  Upon the closing of the Mining business sale on February 19, 2010, we entered into a stockholders agreement with Bucyrus with respect to our rights as a Bucyrus stockholder.  Among other things, the stockholder agreement provides that we will not directly or indirectly sell or otherwise transfer our economic interest in the shares of Bucyrus stock we receive for a period of one year.  Bucyrus has agreed to provide us with registration rights, including demand registration and shelf registration rights, to facilitate our sale of the shares of Bucyrus stock after the one-year holding period.

Accordingly, because of the sale of the Mining business, we received from Bucyrus cash proceeds of approximately $1 billion and 5,809,731 shares of Bucyrus common stock.  We will have significant financial exposure to the price of Bucyrus stock until we sell the shares.  When we elected to receive the Bucyrus shares as part of the sale consideration, we did so because we believed the synergies resulting from the combination of the existing Bucyrus business and our Mining business will increase the value of the Bucyrus shares; however, there can be no assurances that this will be the case.

We have analyzed a number of alternatives to hedge our financial exposure in the Bucyrus shares in compliance with our stockholders agreement.  Accordingly, in 2010 we have entered into a series of derivatives contracts to hedge a portion of the risk using a basket of stocks in companies in similar industries to Bucyrus, and may increase or decrease these hedges over time.  These stocks have historically been highly correlated to the Bucyrus stock price.  If the correlations remain at their historic levels, we believe these derivatives will hedge a portion of our economic risk to Bucyrus stock.  However, there can be no assurances that these correlations will continue during the term of the derivative contracts and, as a result, these derivatives may not hedge our entire economic risk.

The sale of our Mining business constitutes an asset sale under various agreements governing our debt.  We either must reinvest the net cash proceeds we receive (the $1 billion in cash, less certain costs and expenses) in our business (within 300 days of the consummation of the sale of the Mining business pursuant to our bank credit agreement or within 360 to 365 days after the consummation of the sale of the Mining business pursuant to the indentures for our outstanding notes) or use the proceeds to repay indebtedness.  The priority of debt repayments is prescribed by the terms of our various debt agreements.  Term loans under our bank credit facility would be repaid first, then any remaining net cash proceeds would be used to pay our outstanding notes in the order provided in the note indentures.  The shares of Bucyrus common stock we received are not considered net cash proceeds and will not be subject to reinvestment or debt repayment obligations unless and until such time as we sell those shares.

Reinvesting the net cash proceeds received from an asset sale in our business is broadly defined in our debt agreements and would include capital expenditures, increases in working capital or acquisitions.  We have announced our intention to reinvest the proceeds of the sale of our Mining business to help grow and diversify Terex through capital expenditures in emerging markets, working capital to stimulate growth and acquisitions of machinery, and industrial products companies, for example.  We are, however, subject to certain restrictions under our debt agreements in our uses of cash, including limitations in making acquisitions.  We have restrictions in our debt agreements about the financial instruments we can use to invest our cash.  We have invested our cash typically in a combination of highly rated, highly liquid money market funds and in short-term bank deposits with large, highly rated banks.  Our investment objective is to preserve capital and liquidity while earning a market rate of interest.

Following the sale of the Mining business, we have cash balances of over $1.9 billion, including amounts that will be payable for income taxes in connection with the cash and stock proceeds of the Mining business sale.

Prior to June 30, 2009, our Board of Directors had authorized the repurchase of up to $1.2 billion of our outstanding common shares.  We made no purchases under this program after September 2008, and the program expired on June 30, 2009.  In total, we repurchased 9.7 million shares for approximately $562 million under this program.

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

Our ability to access the capital markets is also limited as a result of the settlement of our previously disclosed SEC investigation of Terex.  As a result of the settlement and final court decree, for a period of three years, or such earlier time as we are able to obtain a waiver from the SEC, (i) we are no longer qualified as a “well known seasoned issuer” as defined in Rule 405 of the Securities Act of 1933, and cannot take advantage of the benefits available to a WKSI, which include expedited registration and access to the capital markets, (ii) we cannot rely on the safe harbor provisions regarding forward-looking statements provided by the regulations issued under the Securities Exchange Act of 1934, and (iii) we cannot utilize Regulation A or D.  Taken together, these rules limit our ability to access the capital markets and utilize certain provisions available generally to other U.S. public companies.

Cash Flows - 2009 vs. 2008

Cash used in operations for the year ended December 31, 2009 totaled $68.6 million, compared to cash provided by operations of  $151.0 million for the year ended December 31, 2008.  The change was primarily driven by losses incurred during the year.  However, cash provided from working capital in the current year totaled $429.9 million compared to cash used in working capital of $284.6 million in the prior year.  Additionally, in 2009, we have used cash from operations to settle income tax liabilities that were accrued in previous years.  Currently, our losses from operations are generating non-cash income tax benefits in the form of increased deferred tax assets.  These deferred tax assets will produce future cash flow benefits as we generate taxable income.

Cash used in investing activities for the year ended December 31, 2009 was $55.1 million or $511.9 million less than cash used in investing activities for the year ended December 31, 2008 primarily due to higher cash paid for acquisitions in 2008 and lower capital expenditures in the current year.

Cash provided by financing activities was $558.8 million for the year ended December 31, 2009, compared to cash used in financing activities for the year ended December 31, 2008 of $351.2 million, primarily due to proceeds from the capital market issuances of debt and common stock in June 2009 and net proceeds from incremental term loan borrowings under our credit facility in connection with the acquisition of Terex Port Equipment compared to cash used for share repurchases in 2008.

Contractual Obligations

The following table sets out our specified contractual obligations at December 31, 2009:

	Total	Payments due by period
	Committed	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations	$2,877.5	$206.3	$292.4	$899.8	$1,479.0
Capital lease obligations	5.4	1.5	2.5	1.2	0.2
Operating lease obligations	258.0	47.5	75.2	52.1	83.2
Purchase commitments (1)	338.5	304.3	16.6	11.7	5.9
Total	$3,479.4	$559.6	$386.7	$964.8	$1,568.3

(1)          Purchase commitments include non-cancellable and cancellable commitments.  In many cases, cancellable commitments contain penalty provisions for cancellation.

Long-term debt obligations include expected interest expense.  Interest expense is calculated using fixed interest rates for indebtedness that has fixed rates and the implied forward rates as of December 31, 2009 for indebtedness that has floating interest rates.

As of December 31, 2009, our liability for uncertain income tax positions was $151.1 million.  With respect to our tax audits worldwide, it is reasonably possible that we will make payments in 2010 of up to $50 million.  Payments may be made in part to mitigate the accrual of interest in connection with income tax audit assessments that may be issued and that we would contest, or may in part be made to settle the matter with the tax authorities.  Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the remaining liabilities, we are unable to make a reasonable estimate of the amount and period in which these remaining liabilities might be paid.

Additionally, at December 31, 2009, we had outstanding letters of credit that totaled $216.7 million and had issued $236.3 million in credit guarantees of customer financing to purchase equipment, $26.7 million in residual value guarantees and $138.6 million in buyback guarantees.

We maintain defined benefit pension plans for some of our operations in the United States and Europe.  It is our policy to fund the retirement plans at the minimum level required by applicable regulations. In 2009, we made cash contributions and payments to the retirement plans of $18.3 million, and we estimate that our retirement plan contributions will be approximately $23 million in 2010.

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

As of December 31, 2009, our maximum exposure to such credit guarantees was $236.3 million, including total credit guarantees issued by Terex Demag GmbH, part of our Cranes segment, and Genie, part of our Aerial Work Platforms segment, of $151.4 million and $41.7 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

Given current financial and economic conditions, there can be no assurance that historical credit default experience will be indicative of future results.  Our ability to recover losses experienced from our guarantees may be affected by economic conditions in effect at the time of loss.

We issue, from time to time, residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note R - “Litigation and Contingencies” in the Notes to the Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $26.7 million at December 31, 2009. We are able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2009, our maximum exposure pursuant to buyback guarantees was $138.6 million. We are able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Consolidated Balance Sheet of approximately $21 million for the estimated fair value of all guarantees provided as of December 31, 2009.

Given current economic conditions, there can be no assurance that our historical experience in used equipment markets will be indicative of future results.  Our ability to recover losses experienced from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

Sale-Leaseback Transactions

Our rental business typically rents equipment to customers for periods of no less than three months.  To better match cash outflows in the rental business to cash inflows from customers, we finance the equipment through a series of sale-leasebacks, which are classified as operating leases.  The leaseback period is typically 60 months in duration. At December 31, 2009, the historical cost of equipment being leased back from the financing companies was approximately $31 million and the minimum lease payment in 2010 will be approximately $5 million.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies, Interest Rate and Bucyrus Stock Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies.  The major foreign currencies, among others, in which we do business are the Euro and British Pound.  We may, from time to time, hedge specifically identified committed cash flows or forecasted cash flows in foreign currencies using forward currency sale or purchase contracts.  At December 31, 2009, we had foreign exchange contracts with a notional value of $457.0 million.

We manage exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintaining an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary.

We have market risk with respect to the shares of Bucyrus common stock we received in connection with the sale of our Mining business to Bucyrus.  Bucyrus stock is traded on NASDAQ and is subject to substantial price fluctuation and volatility.  We have entered into a series of derivatives contracts to hedge a portion of the risk using a basket of stocks in companies in similar industries to Bucyrus.

See “Quantitative and Qualitative Disclosures About Market Risk” below for a discussion of the impact that changes in foreign currency exchange rates, interest rates and Bucyrus stock prices may have on our financial performance.

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate.  In November 2007, we entered into an interest rate agreement to convert $400 million of the principal amount of our 8% Senior Subordinated Notes Due 2017 (the “8% Notes”) to floating rates. The floating rate is based on a spread of 2.81% over LIBOR.  At December 31, 2009, the floating rate was 3.09%.  In a prior year, we entered into an interest rate agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of our 7-3/8% Senior Subordinated Notes Due 2014 (the “7-3/8% Notes”).  To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million.  We recorded this loss as an adjustment to the carrying value of the hedged debt and are amortizing it through the debt maturity date.

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, self-insurance obligations, tax examinations, guarantees, class action lawsuits and the matters described above in Item 3 — “Legal Proceedings.”  Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any of our costs.  However, we do not believe that these contingencies and uncertainties will, in the aggregate, have a material adverse effect on us.  When it is probable that a loss has been incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

We generate hazardous and non-hazardous wastes in the normal course of our manufacturing operations. As a result, we are subject to a wide range of federal, state, local and foreign environmental laws and regulations. These laws and regulations govern actions that may have adverse environmental effects, such as discharges to air and water, and also require compliance with certain practices when handling and disposing of hazardous and non-hazardous wastes.  These laws and regulations also impose liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances should any of such events occur.  No such incidents have occurred which required us to pay material amounts to comply with such laws and regulations. Compliance with such laws and regulations has required, and will continue to require, us to make expenditures. We do not expect that these expenditures will have a material adverse effect on our business or results of operations.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that exist as part of our ongoing business operations and we use derivative financial instruments, where appropriate, to manage these risks.  As a matter of policy, we do not engage in trading or speculative transactions. See Note K - “Derivative Financial Instruments” in the Notes to the Consolidated Financial Statements for further information on accounting policies related to derivative financial instruments.

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans.  We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments.  Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars.  Primary exposures include the U.S. Dollar versus functional currencies of our major markets, which include the Euro and British Pound.  We assess foreign currency risk based on transactional cash flows, identify naturally  offsetting positions and purchase hedging instruments to protect anticipated exposures.  At December 31, 2009, we had foreign exchange contracts with a notional value of approximately $457.0 million.  The fair market value of these arrangements, which represents the cost to settle these contracts, was a net loss of $3.3 million at December 31, 2009.

At December 31, 2009, we performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income.  Based on this sensitivity analysis, we have determined that an increase in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the year ended December 31, 2009 would have decreased the translation effect of foreign currency exchange rate changes already included in our reported operating income by approximately $2 million in 2009.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt.  Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary.  At December 31, 2009, approximately 42% of our debt was floating rate debt and the weighted average interest rate for all debt was 6.67%.

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over LIBOR.  At December 31, 2009, the floating rate was 3.09%.  In a prior year, we entered into an interest rate agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of our 7-3/8% Notes.  To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million.  We recorded this loss as an adjustment to the carrying value of the hedged debt and are amortizing it through the debt maturity date.

At December 31, 2009, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk. We calculated the pre-tax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at December 31, 2009 would have increased interest expense by approximately $3 million in 2009.

Bucyrus Shares Risk

Pursuant to the sale of our Mining business to Bucyrus, we acquired 5,809,731 shares of Bucyrus stock in lieu of $300 million of the cash purchase price.  This represents a per share price of Bucyrus stock of $51.64, which represented the average of the daily volume weighted average price per share of Bucyrus stock for a period of 10 consecutive trading days prior to December 20, 2009, the date of the Mining business sale agreement.  Upon closing, we entered into a stockholders agreement with Bucyrus with respect to our rights as a Bucyrus stockholder.  Among other things, the stockholders agreement provides that we will not directly or indirectly sell or otherwise transfer our economic interest in the shares of Bucyrus stock we received for a period of one year.  Bucyrus has agreed to provide us with registration rights, including demand registration and shelf registration rights, to facilitate our sale of the shares of Bucyrus stock after the one-year holding period.

We will have significant financial exposure to the price of Bucyrus stock until we sell the shares, as we will own more than 5% of the total outstanding number of shares of Bucyrus common stock.  Bucyrus stock is traded on NASDAQ and is subject to substantial price fluctuation and volatility.  Our obligation to hold these shares for a one-year period leaves us exposed to these price movements.  We have analyzed a number of alternatives to hedge our financial exposure in the Bucyrus shares in compliance with our stockholders agreement.  Accordingly, in 2010 we have entered into a series of derivatives contracts to hedge a portion of the risk using a basket of stocks in companies in similar industries to Bucyrus, and may increase or decrease these hedges over time.  These stocks have historically been highly correlated to the Bucyrus stock price.  If the correlations remain at their historic levels, we believe these derivatives will hedge a portion of our economic risk to Bucyrus stock.  However, there can be no assurances that these correlations will continue during the term of the derivative contracts and, as a result, these derivatives may not hedge our entire economic risk.

Commodities Risk

Principal materials and components that we use in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items.  Extreme movements in the cost and availability of these materials and components may affect our performance.  Worldwide steel prices rose for most of 2008 in response to higher demand caused by continued higher consumption in developing market countries such as China.  Due to the continued high demand for steel in 2008, many suppliers of steel, castings and other products increased prices or added surcharges to the price of their products.  The abrupt decline in world markets in 2009 led to a significant slowing of inventory in our supply chain.  The supply and demand dynamics are moving closer to historical equilibrium as we enter 2010.  Most of our steel costs are back to 2007 levels and other component costs are decreasing as well.  In 2009, we experienced some benefit from lower input costs as raw material receipts increased as our existing raw material inventory was utilized.

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers.  However, certain of our businesses receive materials and components from a sole supplier although alternative suppliers of such materials are generally available.  Current and potential suppliers are evaluated on a regular basis on their ability to meet our requirements and standards.  We actively manage our material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability.  The inability of suppliers, especially any sole suppliers for a particular business, to deliver materials and components promptly could result in production delays and increased costs to manufacture our products.  As a result of the macro-economic challenges currently affecting the economy of the U.S. and other parts of the world, our suppliers may experience serious cash flow problems and, as a result, could seek to significantly and quickly increase their prices or reduce their output.  We have designed and implemented plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base to include Asian suppliers (which use steel from markets where prices are more stable), leveraging our overall purchasing volumes to obtain favorable quantities and developing a closer working relationship with key suppliers.  We continue to search for acceptable alternative supply sources and less expensive supply options on a regular basis, including by improving the globalization of our supply base and using suppliers in China and India.  One key Terex Business System initiative has been developing and implementing world-class capability in supply chain management, logistics and global purchasing.  We are focusing on gaining efficiencies with suppliers based on our global purchasing power and resources.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent registered public accounting firm and our Consolidated Financial Statements and Financial Statement Schedule are filed pursuant to this Item 8 and are included later in this report.  See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

Unaudited Quarterly Financial Data

The amounts reported below have been changed from amounts previously reported on Forms 10-Q to reflect the impact of discontinued operations for all periods.  Summarized quarterly financial data for 2009 and 2008 are as follows (in millions, except per share amounts):

	2009				2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net sales	$1,058.0	$983.0	$992.1	$1,010.0	$1,656.1	$2,115.9	$2,574.2	$2,040.8
Gross profit	91.9	64.2	60.8	58.0	222.4	350.4	556.9	441.4
Goodwill impairment	—	—	—	—	(459.9)	—	—	—
Net (loss) income from continuing operations attributable to common stockholders	(114.8)	(117.3)	(106.4)	(112.2)	(458.4)	48.6	196.7	139.1
(Loss) income from discontinued operations — net of tax	(15.4)	14.2	28.8	37.3	36.9	45.2	39.6	24.2
Loss on disposition of discontinued operations — net of tax	(12.6)	—	—	—	—	—	—	—
Net (loss) in come attributable to Terex Corporation	(142.8)	(103.1)	(77.6)	(74.9)	(421.5)	93.8	236.3	163.3
Per share:
Basic
Net (loss) income from continuing operations attributable to common stockholders	$(1.06)	$(1.08)	$(1.07)	$(1.18)	$(4.85)	$0.51	$1.96	$1.38
(Loss) income from discontinued operations — net of tax	(0.14)	0.13	0.29	0.39	0.39	0.47	0.39	0.24
Loss on disposition of discontinued operations — net of tax	(0.12)	—	—	—	—	—	—	—
Net (loss) in come attributable to Terex Corporation	(1.32)	(0.95)	(0.78)	(0.79)	(4.46)	0.98	2.35	1.62
Diluted
Net (loss) income from continuing operations attributable to common stockholders	$(1.06)	$(1.08)	$(1.07)	$(1.18)	$(4.85)	$0.50	$1.93	$1.35
(Loss) income from discontinued operations — net of tax	(0.14)	0.13	0.29	0.39	0.39	0.46	0.39	0.24
Loss on disposition of discontinued operations — net of tax	(0.12)	—	—	—	—	—	—	—
Net (loss) in come attributable to Terex Corporation	(1.32)	(0.95)	(0.78)	(0.79)	(4.46)	0.96	$2.32	1.59

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

ITEM 9A.               CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of December 31, 2009, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, the Company’s management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

In making its assessment of internal control over financial reporting as of December 31, 2009, management has excluded Terex Port Equipment from its assessment of internal control over financial reporting as of December 31, 2009 because it was acquired by the Company in a purchase business combination during 2009.  The Terex Port Equipment companies are wholly-owned by the Company, their total revenue for the year ended December 31, 2009 represents approximately 2% of the Company’s consolidated total revenue for the same period and their assets represent approximately 12% of the Company’s consolidated assets as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During 2009, we implemented an integrated suite of enterprise software at five businesses as part of a multi-year global implementation program. The implementation has involved changes to certain processes and related internal controls over financial reporting.  We have reviewed the system and the controls affected and made appropriate changes as necessary.

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

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1, 126,193	(1)	$18.54	3,364,688
Equity compensation plans not approved by shareholders	—		—	—
Total	1,126,193	(1)	$18.54	3,364,688

(1)     This does not include 2,742,541 of restricted stock awards, which are also not included in the calculation of the weighted average exercise price of outstanding options, warrants and rights in column (b) of this table.

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

TEREX CORPORATION

By:	/s/ Ronald M. DeFeo	February 24, 2010
Ronald M. DeFeo, Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ronald M. DeFeo	Chairman, Chief Executive Officer,	February 24, 2010
Ronald M. DeFeo	and Director
(Principal Executive Officer)

/s/ Phillip C. Widman	Senior Vice President and Chief Financial	February 24, 2010
Phillip C. Widman	Officer
(Principal Financial Officer)

/s/ Mark I. Clair	Vice President, Controller and Chief	February 24, 2010
Mark I. Clair	Accounting Officer
(Principal Accounting Officer)

/s/ G. Chris Andersen	Director	February 24, 2010
G. Chris Andersen

/s/ Paula H. J. Cholmondeley	Director	February 24, 2010
Paula H. J. Cholmondeley

/s/ Don DeFosset	Director	February 24, 2010
Don DeFosset

/s/ William H. Fike	Director	February 24, 2010
William H. Fike

/s/ Thomas J. Hansen	Director	February 24, 2010
Thomas J. Hansen

/s/ Donald P. Jacobs	Director	February 24, 2010
Donald P. Jacobs

/s/ David A. Sachs	Director	February 24, 2010
David A. Sachs

/s/ Oren G. Shaffer	Director	February 24, 2010
Oren G. Shaffer

/s/ David C. Wang	Director	February 24, 2010
David C. Wang

/s/ Helge H. Wehmeier	Director	February 24, 2010
Helge H. Wehmeier

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

10.20                     Terex Corporation 2009 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement for the Annual Meeting of Stockholders of Terex Corporation held on May 14, 2009, Commission File No. 1-10702).

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

10.24                     Amendment No. 3, dated May 27, 2009, to the Credit Agreement dated as of July 14, 2006, among Terex Corporation, certain of its subsidiaries, the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 29, 2009 and filed with the Commission on June 3, 2009).

10.25                     Amendment No. 4, dated January 14, 2010, to the Credit Agreement dated as of July 14, 2006, among Terex Corporation, certain of its subsidiaries, the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 15, 2010 and filed with the Commission on January 19, 2010).

10.26                     Amended and Restated Guarantee and Collateral Agreement dated as of July 14, 2009 among Terex Corporation, certain of its subsidiaries and Credit Suisse, as Collateral Agent (incorporated by reference to Exhibit 10.24 of the Form 10-Q for the quarter ended June 30, 2009 of Terex Corporation, Commission File No. 1-10702).

10.27                     Incremental Term Loan Assumption Agreement dated as of July 22, 2009, among Terex Corporation, J.P. Morgan Chase International Financing Limited and Credit Suisse, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated July 22, 2009 and filed with the Commission on July 27, 2009).

10.28                     Incremental Term Loan Assumption Agreement dated as of July 23, 2009, among Terex Corporation, the Lenders named therein and Credit Suisse, as Administrative Agent incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated July 22, 2009 and filed with the Commission on July 27, 2009).

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

10.31                     Underwriting Agreement, dated May 29, 2009, among Terex Corporation and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and UBS Securities LLC, as representatives for the several underwriters named therein, relating to 4% Convertible Senior Subordinated Notes Due 2015 (incorporated by reference to Exhibit 1.3 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 29, 2009 and filed with the Commission on June 3, 2009).

10.32                     Asset and Stock Purchase Agreement dated as of December 20, 2009, between Terex Corporation and Bucyrus International, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 15, 2010 and filed with the Commission on January 19, 2010).

10.33                     Equity Agreement dated as of January 15, 2010, between Terex Corporation and Bucyrus International, Inc. (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 15, 2010 and filed with the Commission on January 19, 2010).

10.34                     Amended and Restated Employment and Compensation Agreement, dated October 14, 2008, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.5 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008).

10.35                     Life Insurance Agreement, dated as of October 13, 2006, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 13, 2006 and filed with the Commission on October 16, 2006).

10.36                     Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 4, 2008 and filed with the Commission on March 10, 2008).

10.37                     Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 4, 2008 and filed with the Commission on March 10, 2008).

10.38                     Employment Letter dated as of November 8, 2006 between Terex Corporation and Thomas J. Riordan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated November 13, 2006 and filed with the Commission on November 13, 2006).

12                                    Calculation of Ratio of Earnings to Fixed Charges. *

21.1                           Subsidiaries of Terex Corporation. *

23.1                           Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP, Stamford, Connecticut. *

24.1                           Power of Attorney. *

31.1                           Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

31.2                           Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

32                                    Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes —Oxley Act of 2002. *

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

TEREX CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

TEREX CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009 AND 2008

AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2009

FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts and Reserves	F-54

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions, or are not applicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Terex Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Terex Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As disclosed in Note C, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Terex Port Equipment from its assessment of internal control over financial reporting as of December 31, 2009 because it was acquired by the Company in a purchase business combination during 2009. We have also excluded Terex Port Equipment from our audit of internal control over financial reporting. Terex Port Equipment is a wholly-owned subsidiary of Terex Corporation whose total revenues and total assets represent approximately 2% and 12%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

/s/PricewaterhouseCoopers LLP

Stamford, Connecticut

February 24, 2010

TEREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)

	Year Ended December 31,
	2009	2008	2007

Net sales	$4,043.1	$8,387.0	$7,976.1
Cost of goods sold	(3,768.2)	(6,815.9)	(6,329.7)
Gross profit	274.9	1,571.1	1,646.4

Selling, general and administrative expenses	(734.8)	(936.7)	(814.2)
Goodwill impairment	—	(459.9)	—
(Loss) income from operations	(459.9)	174.5	832.2

Other income (expense):
Interest income	4.9	21.0	17.4
Interest expense	(119.4)	(102.5)	(64.2)
Loss on early extinguishment of debt	(3.3)	—	(12.5)
Amortization of debt issuance costs	(5.0)	(3.2)	(2.1)
Other income (expense) - net	1.0	(1.0)	23.6
(Loss) income from continuing operations before income taxes	(581.7)	88.8	794.4
Benefit from (provision for) income taxes	132.1	(159.0)	(260.1)
(Loss) income from continuing operations	(449.6)	(70.2)	534.3
Income from discontinued operations — net of tax	64.9	145.9	84.9
Loss on disposition of discontinued operations — net of tax	(12.6)	—	—
Net (loss) income	(397.3)	75.7	619.2
Less: Net income attributable to noncontrolling interest	(1.1)	(3.8)	(5.3)
Net (loss) income attributable to Terex Corporation	$(398.4)	$71.9	$613.9

Amounts attributable to Terex Corporation common stockholders:
(Loss) income from continuing operations	(450.7)	(74.0)	529.0
Income from discontinued operations — net of tax	64.9	145.9	84.9
Loss on disposition of discontinued operations — net of tax	(12.6)	—	—
Net (loss) income attributable to Terex Corporation	$(398.4)	$71.9	$613.9

Basic (Loss) Earnings per Share Attributable to Terex Corporation Common Stockholders:
(Loss) income from continuing operations	$(4.39)	$(0.75)	$5.17
Income from discontinued operations	0.63	1.48	0.83
Loss on disposition of discontinued operations	(0.12)	—	—
Net (loss) income attributable to Terex Corporation	$(3.88)	$0.73	$6.00

Diluted (Loss) Earnings per Share Attributable to Terex Corporation Common Stockholders:
(Loss) income from continuing operations	$(4.39)	$(0.75)	$5.04
Income from discontinued operations	0.63	1.48	0.81
Loss on disposition of discontinued operations	(0.12)	—	—
Net (loss) income attributable to Terex Corporation	$(3.88)	$0.73	$5.85

Weighted average number of shares outstanding in per share calculation
Basic	102.6	98.1	102.4
Diluted	102.6	98.1	104.9

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except par value)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$929.5	$450.4
Trade receivables (net of allowance of $61.1 and $58.4 as of December 31, 2009 and 2008, respectively)	610.0	804.1
Inventories	1,418.5	1,733.8
Deferred taxes	120.5	107.5
Other current assets	208.3	170.6
Current assets — discontinued operations	627.8	774.5
Total Current Assets	3,914.6	4,040.9

LONG-TERM ASSETS
Property, plant and equipment - net	629.9	435.0
Goodwill	511.1	386.3
Deferred taxes	153.4	69.4
Other assets	331.9	337.2
Long-term assets — discontinued operations	172.9	176.6
TOTAL ASSETS	$5,713.8	$5,445.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$73.7	$39.1
Trade accounts payable	540.9	789.1
Accrued compensation and benefits	135.5	146.7
Accrued warranties and product liability	112.9	118.9
Customer advances	132.0	45.0
Other current liabilities	342.9	315.5
Current liabilities — discontinued operations	216.8	370.3
Total Current Liabilities	1,554.7	1,824.6

NON-CURRENT LIABILITIES
Long-term debt, less current portion	1,892.7	1,396.4
Retirement plans and other	571.3	457.3
Non-current liabilities — discontinued operations	20.7	23.2
TOTAL LIABILITIES	4,039.4	3,701.5

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value - authorized 300.0 shares; issued 120.4 and 107.1 shares at December 31, 2009 and 2008, respectively	1.2	1.1
Additional paid-in capital	1,253.5	1,046.2
Retained earnings	958.2	1,356.6
Accumulated other comprehensive income (loss)	36.0	(82.3)
Less cost of shares of common stock in treasury 13.1 shares at December 31, 2009 and 2008	(598.7)	(599.9)
Total Terex Corporation Stockholders’ Equity	1,650.2	1,721.7
Noncontrolling interest	24.2	22.2
Total equity	1,674.4	1,743.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,713.8	$5,445.4

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehen- sive Income (Loss)	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at January 1, 2007	101.1	$1.0	$923.7	$707.3	$155.2	$(36.2)	$9.4	$1,760.4

Net Income	—	—	—	613.9	—	—	4.3	618.2
Other Comprehensive Income (Loss) — net of tax:
Translation adjustment	—	—	—	—	96.9	—	0.5	97.4
Pension liability adjustment	—	—	—	—	10.5	—	—	10.5
Derivative hedging adjustment	—	—	—	—	(6.0)	—	—	(6.0)
Comprehensive Loss								720.1
Impact of adoption of new accounting pronouncement	—	—	—	(36.5)	—	—	—	(36.5)
Issuance of Common Stock	1.5	0.1	42.6	—	—	—	—	42.7
Compensation under Stock-based Plans - net	—	—	37.8	—	—	1.3	—	39.1
Acquisition	—	—	—	—	—	—	3.4	3.4
Sale of equity interest	—	—	—	—	—	—	2.2	2.2
Acquisition of Treasury Stock	(2.3)	—	—	—	—	(168.4)	—	(168.4)
Balance at December 31, 2007	100.3	1.1	1,004.1	1,284.7	256.6	(203.3)	19.8	2,363.0

Net Income	—	—	—	71.9	—	—	3.7	75.6
Other Comprehensive Income (Loss) — net of tax:
Translation adjustment	—	—	—	—	(332.2)	—	0.3	(331.9)
Pension liability adjustment	—	—	—	—	(10.7)	—	—	(10.7)
Derivative hedging adjustment	—	—	—	—	4.0	—	—	4.0
Comprehensive Loss								(263.0)
Issuance of Common Stock	0.9	—	44.0	—	—	—	—	44.0
Compensation under Stock-based Plans - net	0.2	—	(2.3)	—	—	3.6	—	1.3
Capital contributed	—	—	—	—	—	—	1.0	1.0
Distributions to noncontrolling interest	—	—	—	—	—	—	(2.6)	(2.6)
Acquisition of Treasury Stock	(7.4)	—	0.4	—	—	(400.2)	—	(399.8)
Balance at December 31, 2008	94.0	1.1	1,046.2	1,356.6	(82.3)	(599.9)	22.2	1,743.9

Net (Loss) Income	—	—	—	(398.4)	—	—	2.3	(396.1)
Other Comprehensive Income (Loss) — net of tax:
Translation adjustment	—	—	—	—	139.6	—	—	139.6
Pension liability adjustment	—	—	—	—	(18.7)	—	—	(18.7)
Derivative hedging adjustment	—	—	—	—	(2.6)	—	—	(2.6)
Comprehensive Loss								(277.8)
Issuance of Common Stock	13.3	0.1	186.5	—	—	—	—	186.6
Compensation under Stock-based Plans - net	—	—	(15.4)	—	—	1.4	—	(14.0)
Acquisition	—	—	—	—	—	—	9.7	9.7
Purchase of noncontrolling interest	—	—	1.2	—	—	—	(2.9)	(1.7)
Distributions to noncontrolling interest	—	—	—	—	—	—	(7.1)	(7.1)
Issuance of convertible debt — net of tax	—	—	35.0	—	—	—	—	35.0
Acquisition of Treasury Stock	—	—	—	—	—	(0.2)	—	(0.2)
Balance at December 31, 2009	107.3	$1.2	$1,253.5	$958.2	$36.0	$(598.7)	$24.2	$1,674.4

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net (loss) income	$(397.3)	$75.7	$619.2
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Income from discontinued operations	(64.9)	(145.9)	(84.9)
Loss on disposition of discontinued operations	12.6	—	—
Depreciation	73.6	66.9	56.0
Amortization	23.2	17.4	12.0
Deferred taxes	(145.0)	5.2	(1.7)
Loss on early extinguishment of debt	3.3	—	3.2
Gain on sale of assets	(1.8)	(1.9)	(11.2)
Asset impairment	5.4	459.9	—
Stock-based compensation expense	31.8	58.2	64.9
Excess tax benefit from stock-based compensation	—	(8.9)	(22.9)
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	321.0	184.4	(169.2)
Inventories	537.7	(270.7)	(253.8)
Trade accounts payable	(428.8)	(198.3)	114.2
Accrued compensation and benefits	(53.4)	(46.3)	(3.4)
Income taxes payable	3.9	(2.5)	6.5
Accrued warranties and product liability	(30.5)	13.6	11.3
Customer advances	23.0	(50.2)	46.4
Other - net	17.6	(5.6)	(128.4)
Net cash (used in) provided by operating activities of continuing operations	(68.6)	151.0	258.2

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Acquisition of businesses, net of cash acquired	(9.8)	(481.5)	(11.2)
Capital expenditures	(51.4)	(106.1)	(96.3)
Investments in and advances to affiliates	—	—	(0.9)
Proceeds from sale of assets	6.1	20.6	14.8
Net cash used in investing activities of continuing operations	(55.1)	(567.0)	(93.6)

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Principal repayments of long-term debt	(130.5)	—	(200.0)
Proceeds from issuance of long-term debt	620.6	—	800.0
Proceeds from issuance of common stock - net	156.3	—	—
Payment of debt issuance costs	(17.2)	—	(10.7)
Excess tax benefit from stock-based compensation	—	8.9	22.9
Net borrowings (repayments) under revolving line of credit agreements	(60.8)	36.7	(22.3)
Share repurchases	—	(395.5)	(166.6)
Proceeds from stock options exercised	0.6	2.5	10.4
Purchase of noncontrolling interest	(1.7)	—	—
Distributions to noncontrolling interest	(7.1)	(2.6)	—
Other - net	(1.4)	(1.2)	2.3
Net cash provided by (used in) financing activities of continuing operations	558.8	(351.2)	436.0

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash provided by operating activities of discontinued operations	30.9	35.3	103.2
Net cash used in investing activities of discontinued operations	(6.0)	(12.3)	(157.9)
Net cash used in financing activities of discontinued operations	(0.2)	(0.6)	(4.9)
Net cash provided by (used in) discontinued operations	24.7	22.4	(59.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	27.0	(43.2)	54.7
Net Increase (Decrease) in Cash and Cash Equivalents	486.8	(788.0)	595.7

Cash and Cash Equivalents at Beginning of Period	484.4	1,272.4	676.7
Cash and Cash Equivalents at End of Period	$971.2	$484.4	$1,272.4

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollar amounts in millions, unless otherwise noted, except per share amounts)

NOTE A — BASIS OF PRESENTATION

Principles of Consolidation.  The Consolidated Financial Statements include the accounts of Terex Corporation and its majority-owned subsidiaries (“Terex” or the “Company”).  The Company consolidates all majority-owned and controlled subsidiaries, applies the equity method of accounting for investments in which the Company is able to exercise significant influence, and applies the cost method for all other investments.  All material intercompany balances, transactions and profits have been eliminated.

Reclassification and Out of Period Adjustments.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.  On December 20, 2009, the Company entered into a definitive agreement to sell its Mining business to Bucyrus International, Inc. (“Bucyrus”).  The Company completed this transaction on February 19, 2010.  The results of the Mining business were consolidated within the former Materials Processing & Mining Segment.  Additionally, on December 31, 2009, the Company sold the assets of its construction trailer business.  The results of this business were formerly consolidated within the Aerial Work Platforms  (“AWP”) segment.  Due to the divestiture of these businesses, the reporting of these businesses has been included in discontinued operations for all periods presented.

During the year ended December 31, 2008, the Company recorded an out of period adjustment, arising in 2007, which decreased the Provision for income taxes by $3.9.  During the year ended December 31, 2007, the Company recorded an out of period adjustment, arising in the years 2002 through 2006, which decreased the Provision for income taxes by $8.1.  The Company did not adjust the prior periods as it concluded that such adjustments were not material to the prior periods’ consolidated financial statements.

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

Cash and Cash Equivalents.  Cash equivalents consist of highly liquid investments with original maturities of three months or less.  The carrying amount of cash and cash equivalents approximates their fair value.  Cash and cash equivalents at December 31, 2009 and 2008 include $16.5 million and $6.7 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Inventories.  Inventories are stated at the lower of cost or market (“LCM”) value. Cost is determined principally by the first-in, first-out (“FIFO”) and the average cost method (approximately 48% and 52%, respectively).  In valuing inventory, management is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market.  The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers.  This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale and, in the case of repair parts, the installed base of machines.  While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events, which could significantly influence management’s judgment and related estimates, include general economic conditions in markets where the Company’s products are sold, new equipment price fluctuations, competitive actions including the introduction of new products and technological advances, as well as new products and design changes introduced by the Company.  At December 31, 2009 and 2008, reserves for LCM, excess and obsolete inventory totaled $116.7 million and $88.5 million, respectively.

Debt Issuance Costs.  Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt.  Capitalized debt issuance costs related to debt that is extinguished early are charged to expense at the time of retirement. Debt issuance costs were $27.3 million and $18.4 million (net of accumulated amortization of $11.8 million and $8.2 million) at December 31, 2009 and 2008, respectively.

Intangible Assets.  Intangible assets include purchased patents, trademarks and other specifically identifiable assets and are amortized on a straight-line basis over the respective estimated useful lives, which range from three to nineteen years.  Intangible assets are reviewed for impairment when circumstances warrant.

Goodwill.  Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value.  The Company does not amortize goodwill, in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other” (“ASC 350”).  The Company selected October 1 as the date for the required annual impairment test.

Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which discrete financial information with similar economic characteristics is available and the operating results are regularly reviewed by the Company’s management.  The Company’s four operating segments comprise the reporting units for goodwill impairment testing purposes.

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

The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment.  The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment.  If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.  An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit and the subsequent reversal of goodwill impairment losses is not permitted.

There were no indicators of goodwill impairment in the tests performed as of October 1, 2009 and 2007.  As a result of the Company’s annual impairment test performed as of October 1, 2008, the Company’s Construction and  AWP segments  recorded non-cash charges of $417.1 million and $42.8 million, respectively, to reflect impairment of goodwill in these reporting units, which represented all of the goodwill recorded in the Construction segment and all of the goodwill originally recorded in the utilities reporting unit, which is now part of the AWP segment.  See Note J — “Goodwill.”

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

Impairment of Long-Lived Assets.  The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value.  Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business.  The Company uses data developed by business segment management as well as macroeconomic data in making these calculations.  The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset.  The Company did not have any impairment for the years ended December 31, 2008 and 2007.  The Company recognized fixed asset impairments of $4.8 million for the year ended December 31, 2009 of which, $1.5 million was recognized as part of restructuring costs.  See Note M — “Restructuring and Other Charges.”

Accounts Receivable and Allowance for Doubtful Accounts.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical customer review and current financial conditions.  The Company reviews its allowance for doubtful accounts at least quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectibility.  All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  Given current economic conditions, there can be no assurance that the Company’s historical accounts receivable collection experience will be indicative of future results.  The Company has off-balance-sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note R - “Litigation and Contingencies.”  Substantially all receivables were trade receivables at December 31, 2009 and 2008.

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

d)                                     Collectibility is reasonably assured; and

e)                                      The customer has given their acceptance, the time period has elapsed or the Company has otherwise objectively demonstrated that the criteria specified in the acceptance provisions have been satisfied.

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

The Company, from time to time, issues buyback guarantees in conjunction with certain sales agreements.  These primarily relate to trade value agreements (“TVAs”) in which a customer may trade in equipment in the future at a stated price/credit if the customer meets certain conditions.  The trade-in price/credit is determined at the time of the original sale of equipment.  In conjunction with the trade-in, these conditions include a requirement to purchase new equipment at fair market value at the time of trade-in, which fair value is required to be of equal or greater value than the original equipment cost.  Other conditions also include the general functionality and state of repair of the machine.  The Company has concluded that any credit provided to customers under a TVA/buyback guarantee, which is expected to be equal to or less than the fair value of the equipment returned on the trade-in date, is a guarantee to be accounted for in accordance with ASC 460, “Guarantees” (“ASC 460”).

The original sale of equipment, accompanied by a buyback guarantee, is a multiple element transaction wherein the Company offers its customer the right, after some period of time, for a limited period of time, to exchange purchased equipment for a fixed price trade-in credit toward another of our products.  The fixed price trade-in credit is accounted for under the guidance provided by ASC 460. Pursuant to this right, the Company has agreed to make a payment (in the form of a trade-in credit) to the customer contingent upon the customer exercising its right to trade in the original purchased equipment.  Under the guidance of ASC 460, the Company records the fixed price trade-in credit at its fair value.  Accordingly, as noted above, the Company has accounted for the trade-in credit as a separate deliverable in a multiple element arrangement.

Guarantees.  The Company records a liability for the estimated fair value of guarantees issued pursuant to ASC 460.  The Company recognizes a loss under a guarantee when its obligation to make payment under the guarantee is probable and the amount of the loss can be estimated.  A loss would be recognized if the Company’s payment obligation under the guarantee exceeds the value it can expect to recover to offset such payment, primarily through the sale of the equipment underlying the guarantee.

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

The following table summarizes the changes in the consolidated current and non-current product warranty liability (in millions):

Balance as of December 31, 2007	$124.0
Accruals for warranties issued during the year	151.7
Changes in estimates	9.2
Settlements during the year	(140.3)
Foreign exchange effect	(9.4)
Balance as of December 31, 2008	135.2
Accruals for warranties issued during the year	100.8
Business acquired during the period	24.5
Changes in estimates	(1.2)
Settlements during the year	(132.1)
Foreign exchange effect	3.7
Balance as of December 31, 2009	$130.9

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

Defined Benefit Pension and Other Postretirement Benefits.  The Company provides postretirement benefits to certain former salaried and hourly employees and certain hourly employees covered by bargaining unit contracts that provide such benefits.  The Company accounts for these benefits under ASC 715, “Compensation-Retirement Benefits” (“ASC 715”).  ASC 715 requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans.  Under ASC 715, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost.  See Note P — “Retirement Plans and Other Benefits.”

Deferred Compensation.  The Company maintains a Deferred Compensation Plan, which is described more fully in Note P - “Retirement Plans and Other Benefits.”  The Company’s common stock, par value $.01 per share (“Common Stock”) held in a rabbi trust pursuant to the Company’s Deferred Compensation Plan, is treated in a manner similar to treasury stock and is recorded at cost within Stockholders’ Equity as of December 31, 2009 and 2008.  The plan obligations for participant deferrals in the Company’s Common Stock are classified as Additional paid-in capital within Stockholders’ Equity.  The total of the Company’s Common Stock required to settle this deferred compensation obligation is included in the denominator in both basic and diluted earnings per share calculations.

Stock-Based Compensation.  At December 31, 2009, the Company had stock-based employee compensation plans, which are described more fully in Note Q - “Stockholders’ Equity.”  The Company accounts for those plans under the recognition and measurement principles of ASC 718, “Compensation-Stock Compensation” (“ASC 718”).  ASC 718 requires that expense resulting from all share-based payment transactions be recognized in the financial statements at fair value.

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

Derivatives.  Derivative financial instruments are recorded in the Consolidated Balance Sheet at their fair value as either assets or liabilities.  Changes in the fair value of derivatives are recorded each period in earnings or Accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction.  Gains and losses on derivative instruments reported in Accumulated other comprehensive income are included in earnings in the periods in which earnings are affected by the hedged item.  See Note K - “Derivative Financial Instruments.”

Environmental Policies.  Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure.  Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed.  Liabilities are recorded when environmental assessments and/or remedial actions are probable and the costs can be reasonably estimated.  Such amounts were not material at December 31, 2009 and 2008.

Research and Development Costs.  Research and development costs are expensed as incurred.  Such costs incurred in the development of new products or significant improvements to existing products are included in Selling, general and administrative expenses.  Research and development costs were $65.2 million, $66.3 million and $65.5 million during 2009, 2008 and 2007, respectively.

Income Taxes.  The Company accounts for income taxes using the asset and liability method.  This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  See Note C — “Income Taxes.”

Earnings Per Share.  Basic (loss) earnings per share is computed by dividing Net (loss) income attributable to Terex Corporation for the period by the weighted average number of shares of Common Stock outstanding.  Diluted earnings per share is computed by dividing net (loss) income attributable to Terex Corporation for the period by the weighted average number of shares of Common Stock outstanding and potential dilutive common shares.  See Note E — “Earnings Per Share.”

Subsequent Events.  The Company assessed events occurring subsequent to December 31, 2009 through February 24, 2010 for potential recognition and disclosure in the consolidated financial statements.

Recent Accounting Pronouncements.  In September 2006, the FASB issued fair value measurement guidance, which was later codified under ASC 820, “Fair Value Measurements and Disclosures.”  This guidance was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  It defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This guidance applies under other accounting pronouncements that require or permit fair value measurements.  The guidance indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. This guidance defines fair value based upon an exit price model.  In February 2008, the FASB issued further guidance to exclude accounting for leases from fair value measurement and to delay the effective date of fair value measurement for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of 2009.  Effective January 1, 2009, fair value measurement was applied to nonfinancial assets and nonfinancial liabilities.  The adoption of fair value measurements did not have a significant impact on the determination or reporting of the Company’s financial results.

In December 2007, the FASB issued a revision of business combinations guidance, which was later codified under ASC 805, “Business Combinations.”  The revised guidance retains the underlying concepts that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the application of the acquisition method in a number of significant aspects.  Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  In April 2009, the FASB issued further guidance, which clarifies the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period.  If the acquisition date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized based on guidance in ASC 450, “Contingencies,” which provides thresholds for recognition based on probability and the ability to reasonably estimate an amount or range of amounts.  This guidance was effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, which, for the Company, was January 1, 2009.  As discussed in Note I — “Acquisitions,” the adoption of this guidance affected the reporting of the Company’s acquisition of Reggiane Cranes and Plants S.p.A. and Noell Crane Holding GmbH (collectively, “Terex Port Equipment” or the “Port Equipment Business”) from Fantuzzi Industries S.a.r.l.

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

In March 2008, the FASB issued guidance related to disclosures about derivative instruments and hedging activities later codified under ASC 815, “Derivatives and Hedging.”  This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, which, for the Company, was January 1, 2009.  This guidance is intended to improve financial reporting by requiring transparency about the nature, purpose, location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.  See Note K — “Derivative Financial Instruments.”

In April 2008, the FASB issued guidance related to determining the useful lives of intangible assets later codified under ASC 350, “Intangibles — Goodwill and Other.”  This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This guidance was effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008, which, for the Company, was January 1, 2009.  Adoption of the new guidance did not have a significant impact on the determination or reporting of its financial results.

In May 2008, the FASB issued guidance related to accounting for convertible debt instruments that may be settled in cash upon conversion, which was later codified under ASC 470, “Debt.”  This guidance requires separate accounting for the liability and equity components of convertible debt securities that allow for either mandatory or optional cash settlement (including partial cash settlement) in a manner that reflects the company’s nonconvertible debt borrowing rate at time of issuance when interest cost is recognized in subsequent periods.  This bifurcation results in a component of the convertible debt to be classified in equity and accretion of the resulting discount on the debt as part of interest expense reflected in the income statement.  The guidance is effective for fiscal years beginning after December 15, 2008, which, for the Company, was January 1, 2009.  As disclosed in Note N — “Long-Term Obligations,” adoption of this guidance affected the reporting of the 4% Convertible Senior Subordinated Notes Due 2015 (“4% Convertible Notes”) issued in June 2009.

In November 2008, the FASB ratified guidance related to equity method investment accounting, which was later codified under ASC 323, “Investments — Equity Method and Joint Ventures.”  This guidance applies to all investments accounted for under the equity method.  It states that an entity shall measure its equity investment initially at cost.  Contingent consideration should only be included in the initial measurement of the equity method investment if it is required to be recognized by specific authoritative guidance other than that contained in business combinations guidance, ASC 805.  However, if any equity method investment agreement involves a contingent consideration arrangement in which the fair value of the investor’s share of the investee’s net assets exceeds the investor’s initial cost, a liability should be recognized.  An equity method investor is required to recognize other-than-temporary impairments of an equity method investment and shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment.  Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings.  This guidance shall be effective for fiscal years beginning on or after December 15, 2008, which, for the Company, was January 1, 2009, and interim periods within those fiscal years, and shall be applied prospectively.  Adoption of this equity method investment accounting guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

In December 2008, the FASB issued guidance revising employers’ disclosures about postretirement benefit plan assets which was later codified under ASC 715, “Compensation — Retirement Benefits.”  This guidance revised employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This guidance requires additional disclosure of a benefit plan’s investment allocation decision-making process, the fair value of each major category of plan assets, the valuation techniques used to measure fair value of the plan assets, and any significant concentrations of risk within plan assets.  This guidance is effective for fiscal years ending after December 15, 2009, with early application permitted.  Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

In April 2009, the FASB issued guidance related to interim disclosures about the fair value of financial instruments later codified under ASC 825, “Financial Instruments.”  This guidance enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  It relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value.  Prior to the effective date, fair values for these assets and liabilities had only been disclosed once a year.  This guidance now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.  This guidance is effective for interim and annual periods ending after June 15, 2009, with early application permitted for periods ending after March 15, 2009.  Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

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

In June 2009, the FASB issued guidance to establish the FASB Accounting Standards Codification™ (“Codification”).  The Codification is the single source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants.  All existing accounting standards are superseded as described in the guidance.  All other accounting literature not included in the Codification is nonauthoritative.  This statement is effective for interim and annual periods ending after September 15, 2009.  The adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

In June 2009, the FASB issued guidance related to the transfers of financial assets, which has been codified under ASC 860, “Transfers and Servicing.”  This guidance requires entities to provide more information about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets.  It requires additional disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  It also eliminates the concept of a qualifying special-purpose entity and will change the requirements for de-recognition of financial assets.  This guidance is effective for the Company in its interim and annual reporting periods beginning on and after January 1, 2010. Earlier application was prohibited.  The Company is evaluating the adoption of this guidance, but does not expect that it will have a significant impact on the determination or reporting of its financial results.

In June 2009, the FASB issued guidance amending the consolidation guidance applicable to variable interest entities, which has been codified under ASC 810, “Consolidations.”  It replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  It also requires additional disclosures about an enterprise’s involvement in variable interest entities.  This guidance is effective for the Company in its interim and annual reporting periods beginning on and after January 1, 2010. Earlier application was prohibited.  The Company is evaluating the adoption of this guidance, but does not expect that it will have a significant impact on the determination and reporting of its financial results.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements”, which amended ASC 605, “Revenue Recognition.”  This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting.  In an arrangement with multiple deliverables, the delivered item(s) shall be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis.  Items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

Arrangement consideration shall be allocated at the inception of the arrangement to all deliverables based on their relative selling price, except under certain circumstances such as items recorded at fair value and items not contingent upon the delivery of additional items or meeting other specified performance conditions.  The selling price for each deliverable shall be determined using vendor specific objective evidence (“VSOE”) of selling price, if it exists, otherwise third-party evidence of selling price.  If neither VSOE nor third-party evidence exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable.  This guidance eliminates the use of the residual value method for determining allocation of arrangement consideration; and allows the use of an entity’s best estimate to determine the selling price if VSOE and third-party evidence cannot be determined.  It also requires additional disclosures such as the nature of the arrangement, certain provisions within the arrangement, significant factors used to determine selling prices and the timing of revenue recognition related to the arrangement.  This guidance shall be effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company is currently evaluating the impact that adoption of this guidance will have on the determination and reporting of its financial results.

In January 2010, the FASB issued Accounting Standards Update 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary-a Scope Clarification,” which amends ASC 810, “Consolidations.”  This amendment requires new disclosures including a description of valuation techniques and inputs used to measure the fair value of any retained investment in a former subsidiary, the nature of any continuing involvement in the subsidiary or acquirer after deconsolidation and information regarding related party involvement before and after the transaction.  This guidance will be effective for the Company in its interim and annual reporting periods beginning after December 15, 2009.  The Company is currently evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measurements and Disclosures.”  This amendment requires new disclosures including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements.  It also clarified guidance related to determining the appropriate classes of assets and liabilities and the information to be provided for valuation techniques used to measure fair value.  This guidance will be effective for the Company in its interim and annual reporting periods beginning after December 15, 2010.  The Company is evaluating the adoption of this guidance, but does not expect that it will have a significant impact on the determination or reporting of its financial results.

NOTE B - BUSINESS SEGMENT INFORMATION

Terex is a diversified global equipment manufacturer of a variety of machinery products.  The Company is focused on delivering reliable, customer driven solutions for a wide range of commercial applications, including the construction, infrastructure, quarrying, shipping, transportation, power and energy industries.  The Company operates in four reportable segments: (i) Aerial Work Platforms; (ii) Construction; (iii) Cranes; and (iv) Materials Processing.

The AWP segment designs, manufactures, refurbishes and markets aerial work platform equipment, telehandlers, light towers and utility equipment.  Customers use the Company’s products to construct and maintain industrial, commercial and residential buildings and facilities, construct and maintain utility and telecommunication lines, trim trees and for other commercial operations, as well as in a wide range of infrastructure projects.  Additionally, the Company owns much of the North American distribution channel for its utility products group and operates a fleet of rental utility products in the United States and Canada.

The Construction segment designs, manufactures and markets heavy and compact construction equipment, asphalt and concrete equipment, landfill compactors and bridge inspection equipment.  Construction, forestry, rental, mining, industrial and government customers use these products in construction and infrastructure projects, to build roads and bridges and in coal, minerals, sand and gravel operations.  The Company acquired A.S.V., Inc. (“ASV”) on February 26, 2008.  The results of ASV are included in the Construction segment from its date of acquisition.

The Cranes segment designs, manufactures, services and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck-mounted cranes (boom trucks and loading cranes) and specialized port and rail equipment including straddle carriers, gantry cranes, mobile harbor cranes, ship-to-shore cranes, telescopic container stackers, lift trucks and forklifts, as well as their related replacement parts and components.  These products are used primarily for construction, repair and maintenance of commercial, buildings, manufacturing facilities and infrastructure and material handling at port and railway facilities.  The Company acquired the Port Equipment Business on July 23, 2009.  The results of the Port Equipment Business are included in the Cranes segment from its date of acquisition.

The Materials Processing segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders and related components and replacement parts.  Construction, quarrying, mining and government customers use these products in construction and infrastructure projects and various quarrying and mining applications.

The Company also assists customers in their rental, leasing and acquisition of our products through Terex Financial Services.

On January 1, 2009, the Company realigned certain operations in an effort to capture market synergies and streamline its cost structure.  The Roadbuilding businesses, formerly part of the Roadbuilding, Utility Products and Other (“RBUO”) segment, are now consolidated within the Construction segment.  The Utility Products businesses, formerly part of the RBUO segment, are now consolidated within the Aerial Work Platforms segment.  Additionally, the Company’s truck-mounted articulated hydraulic crane line of business produced in Delmenhorst and Vechta, Germany, formerly part of the Construction segment, is now consolidated within the Cranes segment.  Certain other businesses that were included in the RBUO segment are now reported in Corporate and Other, which includes eliminations among the Company’s segments, and prior period amounts have been retrospectively adjusted to conform to this presentation.

The Company has no customers that accounted for more than 10% of consolidated sales in 2009.  The results of businesses acquired during 2009, 2008 and 2007 are included from the dates of their respective acquisitions.

Included in Eliminations/Corporate are the eliminations among the four segments, as well as general and corporate items.  Business segment information is presented below (in millions):

	Year Ended December 31,
	2009	2008	2007
Net Sales
Aerial Work Platforms	$838.1	$2,386.9	$2,627.0
Construction	951.9	2,123.5	2,133.7
Cranes	1,964.2	2,964.6	2,303.4
Materials Processing	353.6	987.9	963.3
Eliminations/Corporate	(64.7)	(75.9)	(51.3)
Total	$4,043.1	$8,387.0	$7,976.1
Income (Loss) from Operations
Aerial Work Platforms (1)	$(154.0)	$215.4	$468.4
Construction (1)	(282.9)	(476.3)	59.0
Cranes	80.4	392.9	256.1
Materials Processing	(49.3)	110.1	127.5
Eliminations/Corporate	(54.1)	(67.6)	(78.8)
Total (1)	$(459.9)	$174.5	$832.2
Depreciation and Amortization
Aerial Work Platforms	$17.3	$19.9	$16.9
Construction	32.2	32.6	20.9
Cranes	30.4	18.6	17.8
Materials Processing	5.7	5.1	4.4
Corporate	11.2	8.1	8.0
Total	$96.8	$84.3	$68.0
Capital Expenditures
Aerial Work Platforms	$6.5	$22.3	$22.5
Construction	6.3	17.7	13.2
Cranes	11.4	26.5	21.3
Materials Processing	7.2	11.9	14.7
Corporate	20.0	27.7	24.6
Total	$51.4	$106.1	$96.3

(1)          Amounts include goodwill impairment of $42.8 million and $417.1 million for the year ended December 31, 2008 in the Aerial Work Platforms and Construction segments, respectively.

	December 31,
	2009	2008
Identifiable Assets
Aerial Work Platforms	$657.6	$879.1
Construction	1,201.1	1,474.2
Cranes	2,260.4	1,743.1
Materials Processing	968.0	982.7
Eliminations/Corporate	(173.9)	(584.8)
Discontinued operations	800.6	951.1
Total	$5,713.8	$5,445.4

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

Geographic segment information is presented below (in millions):

	Year Ended December 31,
	2009	2008	2007
Net Sales
United States	$1,012.2	$2,684.9	$2,544.3
United Kingdom	288.9	611.4	681.3
Germany	420.0	721.1	664.7
Other European countries	973.4	2,193.7	2,303.7
All other	1,348.6	2,175.9	1,782.1
Total	$4,043.1	$8,387.0	$7,976.1

	December 31,
	2009	2008
Long-lived Assets
United States	$174.2	$181.4
United Kingdom	47.2	45.6
Germany	165.0	136.3
Other European Countries	138.3	37.1
All other	105.2	34.6
Total	$629.9	$435.0

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.  Long-lived assets consist of net fixed assets, which can be attributed to the specific geographic regions.

NOTE C — INCOME TAXES

The components of Income from continuing operations before income taxes are as follows (in millions):

	Year Ended December 31,
	2009	2008	2007
United States	$(308.1)	$(151.6)	$429.3
Foreign	(273.6)	240.4	365.1
(Loss) income from continuing operations before income taxes	$(581.7)	$88.8	$794.4

Total (loss) income before income taxes including income from discontinued operations attributable to the Company was ($455.9) million, $314.1 million and $919.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The major components of the Company’s (Benefit from) provision for income taxes on continuing operations before income taxes are summarized below (in millions):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$(3.6)	$12.4	$158.6
State	(0.5)	3.1	8.2
Foreign	17.0	138.3	95.0
Current income tax provision	12.9	153.8	261.8
Deferred:
Federal	(94.5)	22.8	(16.7)
State	(1.4)	(0.1)	5.5
Foreign	(49.1)	(17.5)	9.5
Deferred income tax (benefit) provision	(145.0)	5.2	(1.7)
Total (benefit from) provision for income taxes	$(132.1)	$159.0	$260.1

Including discontinued operations, the total (benefit from) provision for income taxes was ($57.5) million, $242.2 million and $305.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Deferred tax assets and liabilities result from differences in the bases of assets and liabilities for tax and financial statement purposes.  The tax effects of the basis differences and net operating loss carry forwards as of December 31, 2009 and 2008 for continuing operations are summarized below for major balance sheet captions (in millions):

	2009	2008
Property, plant and equipment	$(53.4)	$(19.7)
Intangibles	(45.3)	(45.7)
Trade receivables	(12.2)	11.3
Inventories	31.5	36.5
Accrued warranties and product liability	18.8	25.0
Net operating loss carry forwards	326.7	115.0
Retirement plans and other	50.7	34.3
Accrued compensation and benefits	24.3	24.8
Other	32.8	26.6
Deferred tax assets valuation allowance	(137.3)	(66.9)
Net deferred tax assets	$236.6	$141.2

Deferred tax assets for continuing operations total $411 million before valuation allowances of $137.3 million.  Total deferred tax liabilities for continuing operations of $37.2 million include $14.8 million in current liabilities and $22.4 million in non-current liabilities on the Consolidated Balance Sheet.  Included in net deferred tax assets for continuing operations are income taxes paid on intercompany transactions of $6.0 million and $15.6 million for the years ended December 31, 2009 and 2008, respectively.  Net deferred tax assets for discontinued operations for the years ended December 31, 2009 and 2008 were $13.0 million and $41.4 million, respectively.

The Company evaluates the realizability of its deferred tax assets each reporting period.  The Company must consider all available evidence, both positive and negative, in evaluating the future realizability of its deferred tax assets, including tax loss carryforwards.  Realization requires sufficient taxable income to utilize deferred tax assets.  The Company records a valuation allowance for each deferred tax asset for which realization is assessed as not more likely than not.  The Company’s assessment that deferred tax assets will be realized is based on the weight of the evidence, including estimates of future taxable income and is not assured.  Estimates of future taxable income can change due to the impact of the challenging economic environment and other conditions on the profitability of the Company and its individual subsidiaries.  If the current estimates of future taxable income are not realized or subsequent estimates of taxable income are reduced, the assessment could change and the recording of a valuation allowance reducing deferred tax assets to a net realizable value could have a material impact on the statement of operations.  The valuation allowance for deferred tax assets as of December 31, 2009 was $137.3 million.  The net change in the total valuation allowance for the years ended December 31, 2009 and 2008 was an increase of $70.4 million in 2009 and an increase of $10.9 million in 2008.

The Company’s (Benefit from) provision for income taxes is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s Income from continuing operations before income taxes.  The reasons for the difference are summarized as follows (in millions):

	Year Ended December 31,
	2009	2008	2007
Tax at statutory federal income tax rate	$(203.6)	$31.1	$278.0
State taxes (net of Federal benefit)	(1.1)	(6.2)	0.6
Change in valuation allowance relating to NOL and temporary differences	19.6	11.1	(1.3)
Foreign tax differential on income/losses of foreign subsidiaries	21.2	(23.1)	3.9
Non-deductible goodwill charges	0.2	155.4	—
U.S. tax on multi-national operations	24.8	4.8	2.0
Change in foreign statutory rates	(3.6)	(1.8)	7.7
U.S. manufacturing and export incentives	—	(4.7)	(16.1)
Other	10.4	(7.6)	(14.7)
Total (benefit from) provision for income taxes	$(132.1)	$159.0	$260.1

Including the tax on discontinued operations, the total tax (benefit) expense was ($57.5) million, $242.2 million, and $305.4 million for 2009, 2008, and 2007, respectively.  The effective tax rate on income from discontinued operations in 2009 differs from the statutory rate due primarily to $15.6 million of deferred U.S. income taxes not previously provided on the excess of the amount for financial reporting over the tax basis in the Company’s investment in the shares of certain of its Mining subsidiaries.

The Company does not provide for income taxes or tax benefits on temporary differences related to its investments in foreign subsidiaries.  These temporary differences are comprised principally of undistributed earnings, which are indefinitely reinvested.  At December 31, 2009, these unremitted earnings totaled approximately $907 million.  If earnings of foreign subsidiaries were not considered indefinitely reinvested, deferred U.S. and foreign taxes would have to be provided.  At this time, determination of the amount of unrecorded deferred U.S. and foreign income taxes is not practical.

At December 31, 2009, the Company had domestic federal net operating loss carry forwards of $332.4 million. $310.2 million relates to 2009 and will not expire until 2028.  None of the remaining U.S. federal net operating loss carry forwards expire before 2010.  The Company also has various state net operating loss carry forwards available to reduce future state taxable income and income taxes.  These net operating loss carry forwards expire at various dates through 2029.

In addition, the Company’s foreign subsidiaries have approximately $611.0 million of loss carry forwards, consisting of $239.9 million in the United Kingdom, $162.9 million in Italy, $48.8 million in Germany and $159.4 million in other countries, which are available to offset future foreign taxable income. The majority of these foreign tax loss carry forwards are available without expiration.

The Company made total net income tax payments including discontinued operations of $23.2 million, $190.7 million and $308.8 million in 2009, 2008 and 2007, respectively.

The Company adopted the guidance in ASC 740, “Income Taxes” (“ASC 740”), related to uncertain tax positions on January 1, 2007.  All amounts shown within this footnote relative to this guidance are inclusive of discontinued operations.  The cumulative effect of the change on retained earnings as of January 1, 2007 resulting from this adoption was a reduction of $36.5 million.  As of December 31, 2009 and 2008, the Company had $151.1 million and $115.9 million, respectively, of unrecognized tax benefits.  Of the $151.1 million at December 31, 2009, $149.8 million, if recognized, would affect the effective tax rate.  The Company continues to classify interest and penalties associated with uncertain tax positions as income tax expense.  As of December 31, 2009 and 2008, the liability for potential penalties and interest was $16.3 million and $11.9 million, respectively.  During the years ended December 31, 2009 and 2008, the Company recognized tax expense of $4.4 million and $6.3 million, respectively, for interest and penalties.

The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions, as required.  In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Germany, Italy, the United Kingdom and the U.S.  Various entities of the Company are currently under audit in Germany, Italy, the United Kingdom, the U.S. and elsewhere.  During 2009, Italian tax authorities asserted that withholding taxes were due on certain intercompany payments.  German tax authorities are examining various intercompany transactions in connection with audits of Demag and Terex GmbH.  In February 2010, the IRS issued notices of proposed adjustment (“NOPA”) to the Company in connection with the audit of its 2005, 2006 and 2007 tax years.  With two exceptions, the cumulative impact of all NOPAs is not significant to the Company’s tax filing positions and financial statements.  The other two NOPAs proposed an aggregate increase to taxable income of $427.6 million.  The Company does not agree with the NOPAs and is in discussions with the IRS.  If the IRS were to be successful in sustaining some or all of their proposed adjustments, the resulting tax would be partially mitigated by foreign tax credits.  With respect to these NOPAs, and all other uncertain tax positions, where the Company determined that it does not satisfy the recognition threshold of ASC 740-10, it has recorded no tax benefits.  Where the Company determined that its tax return filing positions are more likely than not to be sustained, the Company has measured and recorded the amount of tax benefit greater than 50% likely to be realized.

The following table summarizes the activity related to the Company’s total (including discontinued operations) unrecognized tax benefits (in millions):

Balance as of January 1, 2007	$87.2
Additions for current year tax positions	18.8
Additions for prior year tax positions	27.3
Reductions for prior year tax positions	(5.2)
Settlements	(4.5)
Reductions related to expirations of statute of limitations	(1.0)
Balance as of December 31, 2007	122.6
Additions for current year tax positions	6.6
Additions for prior year tax positions	21.1
Reductions for prior year tax positions	(36.0)
Settlements	(0.6)
Reductions related to expirations of statute of limitations	2.2
Balance as of December 31, 2008	115.9
Additions for current year tax positions	33.6
Additions for prior year tax positions	148.6
Reductions for prior year tax positions	(117.1)
Reductions for tax positions related to current year	(26.1)
Reductions related to expiration of statute of limitations	(6.4)
Settlements	(2.8)
Acquired balances	5.4
Balance as of December 31, 2009	$151.1

It is reasonably possible that changes to the Company’s unrecognized tax benefits could be material in the next twelve months due to potential tax audit settlements.  The nature of the uncertainties with respect to uncertain tax positions relate primarily to intercompany transactions and acquisitions.  As a result of uncertainties regarding the timing of the completion of the tax audits and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months and their impact on income tax expense cannot be made.  With respect to the Company’s tax audits worldwide, it is reasonably possible that it will make payments in 2010 of up to $50 million.  Payments may be made in part to mitigate the accrual of interest in connection with income tax audit assessments that may be issued and that the Company would contest, or may in part be made to settle the matter with the tax authorities.  Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the remaining liabilities, the Company is unable to make a reasonable estimate of the amount and period in which these remaining uncertain tax positions will be remeasured, effectively settled, or paid.  With few exceptions, including net operating loss carry forwards in the U.S. and Australia, the statute of limitations for the Company and its subsidiaries has, as a practical matter expired for tax years prior to 2002.

NOTE D — DISCONTINUED OPERATIONS

On December 20, 2009, the Company entered into a definitive agreement to sell its Mining business, which was previously part of the former Materials Processing & Mining segment, for approximately $1.3 billion.  On February 19, 2010, the Company completed this transaction and received approximately $1 billion in cash and approximately 5.8 million shares of Bucyrus common stock.  This transaction allows the Company to invest in its current businesses and focus on products and services where it can maintain and build a strong market presence.  The products divested by the Company in the transaction include hydraulic mining excavators, high capacity surface mining trucks, track and rotary blasthole drills, drill tools and highwall mining equipment, as well as the related parts and aftermarket service businesses, including the Company-owned distribution locations.

On December 31, 2009, the Company completed the sale of substantially all of the assets used in its construction trailer operations, which was previously part of the AWP segment.  The total purchase price paid at closing was $3.1 million, comprised of $0.1 million in cash and $3.0 million of promissory notes.  The promissory notes are secured by a security agreement and a mortgage on the real estate.

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statement of Income (in millions):

	Year Ended December 31,
	2009	2008	2007

Net sales	$1,161.9	$1,502.7	$1,161.5

Income from discontinued operations before income taxes	$139.5	$229.1	$130.2
Provision for income taxes	(74.6)	(83.2)	(45.3)
Income from discontinued operations — net of tax	$64.9	$145.9	$84.9

Loss on disposition of discontinued operations	$(19.5)	$—	$—
Benefit from income taxes	6.9	—	—
Loss on disposition of discontinued operations — net of tax	$(12.6)	$—	$—

The loss on disposition of discontinued operations includes $16.9 million of pre-tax costs incurred related to the disposition of the Company’s Mining business and a $2.6 million pre-tax loss related to the disposition of its construction trailer operations.

The following table provides the amounts of assets and liabilities reported in discontinued operations in the Consolidated Balance Sheet (in millions):

	December 31,
	2009	2008
Cash and cash equivalents	$41.7	$34.0
Trade receivables, net	145.1	163.4
Inventories	404.6	501.0
Other current assets	36.4	76.1
Current assets — discontinued operations	$627.8	$774.5

Property, plant and equipment - net	$42.5	$46.5
Goodwill	70.6	70.7
Other assets	59.8	59.4
Long-term assets — discontinued operations	$172.9	$176.6

Trade accounts payable	$89.0	$194.8
Accrued compensation and benefits	18.5	22.6
Accrued warranties and product liability	34.1	30.4
Customer advances	7.4	74.3
Other current liabilities	67.8	48.2
Current liabilities — discontinued operations	$216.8	$370.3

Non —current liabilities — discontinued operations	$20.7	$23.2

The following table provides the amounts of cash and cash equivalents as presented in the Consolidated Statement of Cash Flows:

	2009	2008	2007
Cash and cash equivalents:
Cash and cash equivalents — continuing operations	$929.5	$450.4	$1,224.1
Cash and cash equivalents — discontinued operations	41.7	34.0	48.3
Total cash and cash equivalents	$971.2	$484.4	$1,272.4

As a condition of the sale of the Company’s mining business to Bucyrus, Terex and Bucyrus have entered into a transition services agreement.  The agreement requires Terex to provide Bucyrus with certain general and administrative functions and the use of certain business related assets for a period of time after the close of the sale in exchange for a fee.

NOTE E — EARNINGS PER SHARE

	(in millions, except per share data)
	2009	2008	2007
Net (loss) income from continuing operations attributable to Terex Corporation common stockholders	$(450.7)	$(74.0)	$529.0
Income from discontinued operations-net of tax	64.9	145.9	84.9
Loss on disposition of discontinued operations-net of tax	(12.6)	—	—
Net (loss) income attributable to Terex Corporation	$(398.4)	$71.9	$613.9

Basic shares:
Weighted average shares outstanding	102.6	98.1	102.4

Earnings per share - basic:
(Loss) income from continuing operations	$(4.39)	$(0.75)	$5.17
Income from discontinued operations-net of tax	0.63	1.48	0.83
Loss on disposition of discontinued operations-net of tax	(0.12)	—	—
Net (loss) income attributable to Terex Corporation	$(3.88)	$0.73	$6.00

Diluted shares:
Weighted average shares outstanding	102.6	98.1	102.4
Effect of dilutive securities:
Stock options and restricted stock awards	—	—	2.5

Diluted weighted average shares outstanding	102.6	98.1	104.9

Earnings per share - diluted:
(Loss) income from continuing operations	$(4.39)	$(0.75)	$5.04
Income from discontinued operations-net of tax	0.63	1.48	0.81
Loss on disposition of discontinued operations-net of tax	(0.12)	—	—
Net (loss) income attributable to Terex Corporation	$(3.88)	$0.73	$5.85

The following table provides information to reconcile amounts reported on the Consolidated Statement of Income to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions):

Noncontrolling Interest Attributable to Common Stockholders

	2009	2008	2007
Attribution of noncontrolling interest:
Income (loss) from continuing operations	$(1.1)	$(3.8)	$(5.3)
Income (loss) from discontinued operations	(1.2)	0.1	1.0
Gain (loss) from disposition of discontinued operations	—	—	—
Total noncontrolling interest (income) loss	$(2.3)	$(3.7)	$(4.3)

	2009	2008	2007
Reconciliation of amounts attributable to common stockholders:
Income (loss) from continuing operations - as reported	$(449.6)	$(70.2)	$534.3
Less: Noncontrolling interest attributed to income (loss) from continuing operations	(1.1)	(3.8)	(5.3)
Income (loss) from continuing operations attributable to common stockholders	$(450.7)	$(74.0)	$529.0

Options to purchase 522 thousand and 178 thousand shares of Common Stock were outstanding during 2009 and 2008 respectively, but were not included in the computation of diluted shares as the exercise price of these awards exceeded the average market price for the period and the effect would have been anti-dilutive.  There were no anti-dilutive stock options during 2007.  Restricted stock awards of 64 thousand, 463 thousand and 7 thousand were outstanding during 2009, 2008 and 2007, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or because performance targets were not yet achieved for awards contingent upon performance.  ASC 260, “Earnings per Share” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share.  Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

The 4% Convertible Notes described in Note N — “Long-Term Obligations,” are dilutive to the extent that the volume-weighted average price of the Common Stock from the date of issuance of the 4% Convertible Notes through December 31, 2009 was greater than $16.25 per share. The number of shares that were contingently issuable for the 4% Convertible Notes as of December 31, 2009 was 1.0 million, but were not included in the computation of diluted shares because the effect would have been anti-dilutive.

NOTE F — INVENTORIES

Inventories consist of the following (in millions):

	December 31,
	2009	2008
Finished equipment	$402.0	$596.4
Replacement parts	234.3	263.0
Work-in-process	356.7	307.4
Raw materials and supplies	425.5	567.0
Inventories	$1,418.5	$1,733.8

At December 31, 2009 and 2008, the Company had inventory reserves of $116.7 million and $88.5 million, respectively, for LCM, excess and obsolete inventory.

NOTE G — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	December 31,
	2009	2008
Property	$93.4	$52.2
Plant	313.6	196.4
Equipment	555.2	453.5
	962.2	702.1
Less: Accumulated depreciation	(332.3)	(267.1)
Net property, plant and equipment	$629.9	$435.0

NOTE H — EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from leasing the Company’s products to customers.  Initial noncancellable lease terms typically range up to 84 months.  The net book value of equipment subject to operating leases was approximately $62 million and $71 million (net of accumulated depreciation of approximately $34 million and $29 million) at December 31, 2009 and 2008, respectively, and is included in Other assets on the Company’s Consolidated Balance Sheet.  The equipment is depreciated on a straight-line basis over its estimated useful life.

Future minimum lease payments to be received under noncancellable operating leases with lease terms in excess of one year are as follows (in millions):

Years ending December 31,
2010	$4.1
2011	3.8
2012	2.9
2013	1.3
2014	1.0
Thereafter	0.1
$13.2

The Company received approximately $7 million and $3 million of rental income from assets subject to operating leases with lease terms greater than one year during 2009 and 2008, respectively, none of which represented contingent rental payments.

NOTE I — ACQUISITIONS

2009 Acquisitions

On July 23, 2009, the Company acquired the Port Equipment Business from Fantuzzi Industries S.a.r.l for approximately $126 million, comprised of approximately $71 million of public indebtedness, approximately $45 million of net payables assumed from the seller and approximately $10 million of net cash payments, which included approximately $69 million of cash that the Port Equipment Business had on the date of acquisition  Financial arrangements were made with existing financial creditors of the Port Equipment Business to provide the Company with long-term financing on favorable terms for substantially the entire acquisition price.  The results of the Port Equipment Business are included in the Cranes segment from the date of acquisition.  Terex Port Equipment designs, manufactures and services port equipment with manufacturing facilities in Italy, Germany and China, as well as sales and service branches around the world.  This acquisition helps diversify the Company’s Cranes business and expands the product offering of the Cranes segment to the container transport industry beyond its current stacker product line.

Although the acquisition of Terex Port Equipment was not material to the Consolidated Statement of Income of the Company, given the relative significance of the total assets and liabilities acquired, the following table provides information summarizing the fair values of the assets acquired and liabilities assumed at July 23, 2009, the date of acquisition (in millions):

At July 23, 2009:

Current assets	$326.8
Property, plant and equipment	198.3
Intangible assets	25.1
Goodwill	105.1
Other assets	67.6
Total assets acquired	722.9
Current liabilities	391.5
Non-current liabilities	126.1
Total liabilities assumed	517.6
Noncontrolling interest	9.7
Net assets acquired	$195.6

Of the approximately $25 million of acquired intangible assets, approximately $10 million was assigned to customer relationships with useful lives of 2-13 years, approximately $3 million was assigned to patents with average useful lives of 5 years, approximately $3 million was assigned to trademarks and trade names with average useful lives of 5 years and approximately $9 million was assigned to land use rights in China with a remaining useful life of 46 years.

Goodwill of $86.6 million was initially recognized on the date of acquisition and purchase accounting adjustments of $18.5 million were recorded through December 31, 2009, primarily related to adjustments to inventory, customer relationships, patents and deferred taxes.  Had the adjustments for the fair value of the assets acquired been recorded on the date of acquisition, depreciation and amortization expense for the three and nine months ended September 30, 2009 would have decreased by $0.3 million.  None of the goodwill assigned to Terex Port Equipment is expected to be deductible for tax purposes.

The Company recorded expenses of $9.1 million in other income (expense) — net for acquisition related costs for the year ended December 31, 2009 in the Consolidated Statement of Income.

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

The aggregate purchase price for ASV was approximately $457 million, net of cash acquired.  The Company issued 24 thousand restricted shares of the Company’s Common Stock valued at $1.7 million, of which $0.8 million was allocated to the purchase price and the remaining $0.9 million will be recorded as expense for the Company over the remaining service period.  On the date of acquisition, ASV had approximately $47 million in cash.

Although the acquisition of ASV was not material to the Company, given the relative significance of the goodwill originally recorded, the following table provides information summarizing the fair values of the assets acquired and liabilities assumed at February 26, 2008, the date of acquisition (in millions):

Current assets	$164
Property, plant and equipment — net	31
Intangible assets	106
Goodwill	254
Other assets	8
Total assets acquired	563
Current liabilities	21
Non-current liabilities	38
Total liabilities assumed	59
Net assets acquired	$504

Of the approximately $106 million of acquired intangible assets, approximately $74 million was assigned to customer relationships with useful lives of 10-15 years, approximately $30 million to patents with useful lives of 10-19 years and approximately $2 million was assigned to trademarks and trade names with useful lives of 5 years.

Goodwill of $295 million was initially recognized on the date of acquisition and purchase accounting adjustments of $41 million were recorded through September 30, 2008, primarily related to adjustments to customer relationships, patents and deferred taxes.  Goodwill of approximately $254 million represented the excess of the purchase price over the fair values of net assets acquired, as determined at that time.  None of the goodwill assigned to ASV was expected to be deductible for tax purposes.  As a result of the annual impairment test for goodwill performed as of October 1, 2008, all of the goodwill recorded for ASV was deemed impaired.  See Note J — “Goodwill.”

The Company also completed smaller acquisitions during 2008 in the Aerial Work Platforms and Construction segments that, taken together, had an aggregate purchase price of less than $30 million.  These acquisitions did not have a material impact on the Company’s financial results either individually or in the aggregate.

NOTE J - GOODWILL

Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and is written down only in the period in which the recorded value of such assets exceed their fair value.  The Company performed its most recent annual review of the carrying value of its goodwill, as required by ASC 350, as of October 1, 2009.  There were no indicators of goodwill impairment in the tests performed as of October 1, 2009 and 2007.  As a result of the Company’s annual impairment test performed as of October 1, 2008, the Company’s Construction and AWP segments recorded non-cash charges totaling $417.1 million and $42.8 million, respectively, to reflect impairment of all of the goodwill in the Construction segment and all of the goodwill originally in the utilities reporting unit which is now part of the AWP segment.  As part of the Company’s impairment analysis for its reporting units, management determined the fair value of each of its reporting units based on estimates of their respective future cash flows.  The fair value of certain reporting units reflected reductions in the estimated future cash flows of the reporting units based on lower expectations for growth and profitability resulting primarily from the downturn in the economy.  In comparing the Company’s market capitalization to the sum of the fair value of the reporting units, an implied control premium was applied based on a review of comparable transactions within the industries the Company operates.  A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company.  For the reporting units where the fair value of the reporting units was below their respective carrying amounts including goodwill, the implied fair value of the reporting units’ goodwill was compared to the actual carrying amounts of goodwill to determine the amount of the impairment charge.  The impairment charges were included in Goodwill impairment in the Consolidated Statement of Income for the year ended December 31, 2008.

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	Aerial Work Platforms	Construction	Cranes	Materials Processing	Total
Balance at December 31, 2007, gross	$139.3	$189.1	$116.0	$246.1	$690.5
Accumulated impairment	—	(24.4)	—	(23.2)	(47.6)
Balance at December 31, 2007, net	139.3	164.7	116.0	222.9	642.9

Acquisitions	5.1	259.6	—	1.4	266.1
Impairment	(42.8)	(417.1)	—	—	(459.9)
Reclassifications and adjustments (1)	7.2	5.9	0.3	(10.5)	2.9
Foreign exchange effect and other	(1.4)	(13.1)	(1.6)	(49.6)	(65.7)

Balance at December 31, 2008, gross	150.2	441.5	114.7	187.4	893.8
Accumulated impairment	(42.8)	(441.5)	—	(23.2)	(507.5)
Balance at December 31, 2008, net	107.4	—	114.7	164.2	386.3

Acquisitions (2)	—	0.6	105.1	—	105.7
Foreign exchange effect and other (2)	0.5	(0.6)	4.3	14.9	19.1

Balance at December 31, 2009, gross	150.7	442.1	224.1	202.3	1,019.2
Accumulated impairment	(42.8)	(442.1)	—	(23.2)	(508.1)
Balance at December 31, 2009, net	$107.9	$—	$224.1	$179.1	$511.1

(1)          Revisions of tax amounts established in purchase accounting resulted in balance sheet reclassifications and an insignificant increase to Other income (expense) of $1.8 million for year ended December 31, 2008.  Additionally, a ruling in a certain tax jurisdiction resulted in a decrease in non-current deferred tax assets of $1.1 million related to a change in the expected realization of certain pre-acquisition net operating loss carry forwards.

(2)          Included in the Construction segment is an adjustment of $0.6 million related to an earn-out from a prior acquisition, which was also impaired.

NOTE K — DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company has used and may use forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions.  The primary currencies to which the Company is exposed are the Euro and British Pound.  The effective portion of unrealized gains and losses associated with forward contracts are deferred as a component of Accumulated other comprehensive income until the underlying hedged transactions are reported in the Company’s Consolidated Statement of Income.  The Company uses interest rate swaps to mitigate its exposure to changes in interest rates related to fair value changes of fixed rate debt.  Primary exposure includes movements in the London Interbank Offer Rate (“LIBOR”).

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

In November 2007, the Company entered into an interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment.  At December 31, 2009, the Company had $400.0 million notional amount of this interest rate swap agreement outstanding, which matures in 2017.  The fair market value of this swap at December 31, 2009 and 2008 was a gain of $30.2 million and $56.4 million, respectively, which are recorded in Other assets.

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

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At December 31, 2009, the Company had $457.0 million of notional amount of currency exchange forward contracts outstanding, most of which mature on or before December 31, 2009.  The fair market value of these contracts at December 31, 2009 and 2008 was a net loss of $3.3 million and $4.4 million, respectively.  At December 31, 2009, $325.4 million notional amount ($5.2 million of fair value losses) of these contracts have been designated as, and are effective as, cash flow hedges of specifically identified transactions.  During 2009, 2008 and 2007, the Company recorded the change in fair value for these effective cash flow hedges to Accumulated other comprehensive income, and recognized in earnings a portion of the deferred gain or loss from Accumulated other comprehensive income as the hedged transactions occurred.

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Consolidated Balance Sheet as of December 31, 2009 (in millions):

Asset Derivatives	Balance Sheet Account	Fair Value

Foreign exchange contracts	Other current assets	$8.3
Interest rate contract	Other assets	30.2
Total asset derivatives		$38.5

Liability Derivatives

Foreign exchange contracts	Other current liabilities	$11.6
Interest rate contract	Long-term debt, less current portion	27.1
Total liability derivatives		$38.7

Total Derivatives		$(0.2)

The following tables provide the effect of derivative instruments on the Consolidated Statement of Income and Other comprehensive income (loss) (“OCI”) for the year ended December 31, 2009 (in millions):

Gain Recognized on Derivatives in Income:

Fair Value Derivatives	Location	Year ended December 31, 2009
Interest rate contract	Interest expense	$16.7

Loss Recognized on Derivatives in OCI:

Cash Flow Derivatives	Year ended December 31, 2009
Foreign exchange contracts	$(3.6)

Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective):

Account	Year ended December 31, 2009
Cost of goods sold	$10.9
Other income (expense)	(13.1)
Total	$(2.2)

Gain Recognized on Derivatives (Ineffective) in Income:

Account	Year ended December 31, 2009
Other income (expense)	$1.9

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

Unrealized net gains (losses) included in Accumulated Other Comprehensive Income are as follows (in millions):

	Year Ended December 31,
	2009	2008	2007
Balance at beginning of period	$(1.0)	$(5.0)	$1.0
Additional (losses) gains	10.5	17.6	(4.3)
Amounts reclassified to earnings	(13.1)	(13.6)	(1.7)
Balance at end of period	$(3.6)	$(1.0)	$(5.0)

The estimated amount of existing net losses for derivative contracts in Accumulated other comprehensive income as of December 31, 2009 that are expected to be reclassified into earnings during the year ending December 31, 2010 is $3.6 million.

NOTE L — FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis under the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) included interest rate swap and foreign currency forward contracts discussed in Note K - “Derivative Financial Instruments.”  These contracts are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities  ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

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

Determining which category an asset or liability falls within this hierarchy requires judgment.  The Company evaluates its hierarchy disclosures each quarter.  As discussed in Note K - “Derivative Financial Instruments,” the Company has two types of derivative instruments that it records at fair value on a recurring basis, the interest rate swap and foreign exchange contracts.  The interest rate swap is categorized under Level 2 of the hierarchy above and is recorded at December 31, 2009 and 2008 as an asset of $30.2 million and $56.4 million, respectively.  The foreign exchange contracts are categorized under Level 1 of the hierarchy above and are recorded at December 31, 2009 and 2008 as a liability of $5.2 million and $2.3 million.  The fair value of the interest rate swap agreement is based on LIBOR yield curves at the reporting date.  The fair values of the foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date.

NOTE M —  RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions.  Given recent economic trends, in 2008 and 2009, the Company initiated certain restructuring programs across all segments to better utilize its workforce and optimize facility utilization to match the decreased demand for its products.

The workforce restructuring activities reduced the number of team members at all levels and caused the Company to incur costs for employee termination benefits related to the headcount reductions.  The majority of the headcount reductions in the Construction segment occurred in Europe where there is generally a higher cost associated with such reductions.  The existing reserve balance as of December 31, 2009 for the workforce restructuring activities is expected to be paid primarily in the first six months of 2010.  Certain temporary workforce reduction activities such as short workweeks incur costs, which are not termination benefits, but are compensation costs without a service benefit provided by the team member.  These costs do not vest or accumulate and are expensed as incurred.

The following table provides information by segment of the number of team members reduced during the year ended December 31, 2009, the amount of expense incurred during the year ended December 31 and cumulatively and the total amount expected to be incurred (in millions, except headcount):

	Number of headcount reductions	Amount incurred during the year ended December 31, 2009	Cumulative amount incurred through December 31, 2009	Total amount expected to be incurred
Aerial Work Platforms	1,491	$13.8	$23.1	$23.5
Construction	1,086	38.2	45.2	45.2
Cranes	351	5.7	5.9	5.9
Materials Processing	299	7.0	7.6	14.9
Corporate and Other	57	2.2	2.7	2.7
Total	3,284	$66.9	$84.5	$92.2

The Company implemented restructuring activities at certain facilities in its AWP segment to better utilize manufacturing capacity.  The Company is relocating telehandler production from Baraga, Michigan to its Moses Lake, Washington facility.  This restructuring is expected to cost $2.2 million and result in reductions of approximately 86 team members.  Costs of $0.7 million were charged to Cost of goods sold (“COGS”) and $1.1 million were charged to Selling, general and administrative expense (“SG&A”) in the year ended December 31, 2009 for this program and it is expected to be completed by the end of the first quarter of 2010.

To reduce the cost structure and improve efficiencies in its European operations in the AWP segment, the Company centralized logistics and distribution to a single location in the Netherlands.  This program resulted in headcount reductions of approximately 71 team members and was completed by December 31, 2009.  Program costs of $3.3 million were charged to COGS in the year ended December 31, 2009.  Costs of $0.6 million were charged to SG&A in the year ended December 31, 2009 for this program.

To optimize facility utilization, the Company established a restructuring program to move its crushing and screening manufacturing business from Cedarapids, Iowa within the Materials Processing segment to other facilities in North America. Engineering, sales and service functions for materials processing equipment currently made at the plant will be retained at the facility for the near future.  The program is expected to cost $4.0 million, result in headcount reductions of approximately 186 team members and be completed by the end of the second quarter of 2010.  Costs of $1.1 million were charged to COGS and $0.3 million were charged to SG&A in the year ended December 31, 2009 for this program.

The Company established a restructuring program within the Materials Processing segment to realize cost synergies and support its joint brand strategy by consolidating certain of its crushing equipment manufacturing businesses.  This program will result in the relocation of its Pegson operations in Coalville, United Kingdom to Omagh, Northern Ireland. The global design center for crushing equipment will be retained at Coalville for the near future.  The program is expected to cost $8.5 million, result in headcount reductions of approximately 215 team members and be completed by the end of the first quarter of 2010.  Program costs of $1.4 million were charged to COGS in the year ended December 31, 2009.  Costs of $2.4 million were charged to SG&A in the year ended December 31, 2009 for this program.

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the year ended December 31, 2009 (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Restructuring reserve at December 31, 2008	$8.5	$0.3	$—	$8.8
Restructuring charges	48.1	2.5	1.7	52.3
Cash expenditures	(30.8)	(1.0)	(0.2)	(32.0)
Restructuring reserve at December 31, 2009	$25.8	$1.8	$1.5	$29.1

Amount incurred in the year ended December 31, 2009	$59.8	$3.8	$3.3	$66.9
Cumulative amount incurred through December 31, 2009	$74.8	$4.4	$5.3	$84.5
Total amount expected to be incurred	$78.8	$7.0	$6.4	$92.2

In the aggregate, the restructuring charges described above incurred during the years ended December 31, 2009 and 2008 were included in COGS ($38.7 million and $10.3 million) and SG&A ($28.2 million and $7.3 million), respectively.  Included in the restructuring costs are $1.5 million of asset impairments.

NOTE N — LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows (in millions):

	December 31,
	2009	2008
10-7/8% Senior Notes due June 1, 2016	$293.5	$—
4% Convertible Senior Subordinated Notes due June 1, 2015	122.1	—
7-3/8% Senior Subordinated Notes due January 15, 2014	298.9	298.7
8% Senior Subordinated Notes due November 15, 2017	800.0	800.0
2006 Credit Agreement - term debt	272.0	195.0
2006 Credit Agreement - revolving credit facility	—	35.0
Notes payable	6.6	8.6
Capital lease obligations	5.0	6.5
Other	168.3	91.7
Total debt	1,966.4	1,435.5
Less: Notes payable and current portion of long-term debt	(73.7)	(39.1)
Long-term debt, less current portion	$1,892.7	$1,396.4

2006 Credit Agreement

On July 14, 2006, the Company and certain of its subsidiaries entered into a Credit Agreement (the “2006 Credit Agreement”) with the lenders party thereto (the “Lenders”) and Credit Suisse, as administrative and collateral agent.  The 2006 Credit Agreement provides the Company with a revolving line of credit of up to $550 million available through July 14, 2012 and term debt of $272.0 million that will mature on July 14, 2013.  The revolving line of credit consists of $350 million of domestic revolving loans and $200 million of multicurrency revolving loans.  The 2006 Credit Agreement also originally provided for incremental loan commitments of up to $300 million, which may be extended at the option of the Lenders or other lenders, subject to the approval of the administrative agent, in the form of revolving credit loans, term loans or a combination of both.  As discussed below, the Company drew $136.5 million in incremental term loans under this commitment during the year ended December 31, 2009, leaving up to $163.5 million available.  The 2006 Credit Agreement was amended on January 11, 2008, February 24, 2009, June 3, 2009 and January 15, 2010.

Pursuant to the January 15 amendment, the Company is permitted to (i) acquire shares of common stock of Bucyrus in connection with the disposition of its Mining business and (ii) enter into hedging agreements for the purpose of managing risk as a result of its investment in Bucyrus stock.  In accordance with this amendment, Terex Mining Australia Pty Ltd has been replaced as the Australian borrower by Terex Lifting Australia Pty Ltd.

Pursuant to the June 2009 amendment, the Company reduced its domestic revolving credit commitments under the 2006 Credit Agreement by $150 million, prepaid $58.4 million principal amount of its term loans thereunder, and increased the interest rates charged thereunder.  The amendment also eliminated certain existing financial covenants dealing with the Company’s consolidated leverage ratio and consolidated fixed charge coverage ratio, and instead will require the Company to maintain liquidity of not less than $250 million on the last day of each fiscal quarter through June 30, 2011, and thereafter maintain a specified senior secured debt leverage ratio.  Liquidity is defined as Cash and cash equivalents plus availability under the 2006 Credit Agreement.  Pursuant to the amendment, the Company added flexibility in various restrictive covenants and agreed to provide certain collateral to secure the Company’s obligations under the 2006 Credit Agreement.  Additionally under the amendment, at any time on or prior to June 30, 2011, if the Company’s consolidated leverage ratio (as defined in the 2006 Credit Agreement) is greater than 2.50 to 1.00, the Company will be prohibited from repurchasing shares of its Common Stock, paying dividends or redeeming debt except with the proceeds of equity offerings and other than regularly scheduled payments of debt and debt under the 2006 Credit Agreement and incurring additional debt.  The amendment also included certain other technical changes.

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

As of December 31, 2009 and 2008, the Company had $272.0 million and $195.0 million, respectively, of term loans outstanding under the 2006 Credit Agreement.  Term loans under the 2006 Credit Agreement bear interest at a rate of LIBOR plus 3.75% and LIBOR plus 1.75% at December 31, 2009 and 2008, respectively.  The weighted average interest rate on the term loans under the 2006 Credit Agreement at December 31, 2009 and 2008 was 4.00% and 6.58%, respectively.

As of December 31, 2008, the Company had a balance of $35.0 million outstanding under the revolving credit component of the 2006 Credit Agreement.  The weighted average interest rate on the outstanding portion of the 2006 Credit Agreement revolving credit component was 3.25% at December 31, 2008.  The Company had no revolving credit amount outstanding as of December 31, 2009.

The 2006 Credit Agreement incorporates facilities for issuance of letters of credit up to $250 million.  Letters of credit issued under the 2006 Credit Agreement letter of credit facility decrease availability under the $550 million revolving line of credit.  As of December 31, 2009 and 2008, the Company had letters of credit issued under the 2006 Credit Agreement that totaled $68.9 million and $82.2 million, respectively.  The 2006 Credit Agreement also permits the Company to have additional letter of credit facilities up to $100 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit.  As of December 31, 2009 and 2008, the Company had letters of credit issued under the additional letter of credit facilities of the 2006 Credit Agreement that totaled $10.8 million and $13.9 million, respectively.  The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2006 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $152.7 million and $59.2 million as of December 31, 2009 and 2008, respectively.  As a result of the acquisition of the Port Equipment Business, letters of credit increased by $84.6 million under these additional arrangements as of December 31, 2009.  In total, as of December 31, 2009 and 2008, the Company had letters of credit outstanding of $232.4 million and $155.3 million, respectively.

The 2006 Credit Agreement requires the Company to comply with a number of covenants.  These covenants require the Company to meet certain financial tests, namely (a) to maintain liquidity (as defined in the 2006 Credit Agreement) of not less than $250 million on the last day of each fiscal quarter through June 30, 2011, and (b) thereafter, to maintain a senior secured debt leverage ratio (as defined in the 2006 Credit Agreement) not in excess of 3.50 to 1.00 at the end of each fiscal quarter, with the ratio declining to 3.00 to 1.00 effective October 1, 2012 and 2.50 to 1.00 effective October 1, 2013.  The covenants also limit, in certain circumstances, the Company’s ability to take a variety of actions, including:  incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; engage in acquisitions, mergers, consolidations and asset sales; and pay dividends and distributions, including share repurchases.  The 2006 Credit Agreement also contains customary events of default.  The Company’s future compliance with its financial covenants under the 2006 Credit Agreement will depend on its ability to generate earnings and manage its assets effectively.  The 2006 Credit Agreement also has various non-financial covenants, both requiring the Company to refrain from taking certain future actions (as described above) and requiring the Company to take certain actions, such as keeping in good standing its corporate existence, maintaining insurance, and providing its bank lending group with financial information on a timely basis.

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

The Company, as issuer of the 4% Convertible Notes, must separately account for the liability and equity components of the 4% Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods.  The Company allocated $54.3 million of the $172.5 million principal amount of the 4% Convertible Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through June 2015.  The Company recorded a related deferred tax liability of $19.4 million on the equity component.  The balance of the 4% Convertible Notes was $122.1 million at December 31, 2009.  Accordingly, the Company’s effective interest rate on the 4% Convertible Notes will be 11.375%, so the Company will recognize interest expense during the twelve months ended June 2010 on the 4% Convertible Notes in an amount that approximates 11.375% of $118.2 million, the liability component of the 4% Convertible Notes at the date of issuance.  The Company recognized interest expense of $7.8 million on the 4% Convertible Notes for the year ended December 31, 2009.  The interest expense recognized for the 4% Convertible Notes will increase as the discount is amortized using the effective interest method, which accretes the debt balance over its term to $172.5 million at maturity.  Interest expense on the 4% Convertible Notes throughout its term includes 4% annually of cash interest on the maturity balance of $172.5 million plus non-cash interest expense accreted to the debt balance as described.  The 4% Convertible Notes are classified as long-term debt in the Company’s Consolidated Balance Sheet at December 31, 2009 based on their June 2015 maturity date.

8% Senior Subordinated Notes

On November 13, 2007, the Company sold and issued $800 million aggregate principal amount of 8% Senior Subordinated Notes Due 2017 (“8% Notes”).  The 8% Notes are not currently guaranteed by any of the Company’s subsidiaries, but under specified limited circumstances could be guaranteed by certain domestic subsidiaries of the Company in the future.  The 8% Notes were issued under an indenture, dated as of July 20, 2007, and supplemental indenture, dated as of November 13, 2007, between the Company and HSBC Bank USA, National Association, as trustee.  The 8% Notes are redeemable by the Company beginning in November 2012 at an initial redemption price of 104.000% of principal amount.

7-3/8% Senior Subordinated Notes

On November 25, 2003, the Company sold and issued $300 million aggregate principal amount of 7-3/8% Senior Subordinated Notes Due 2014 discounted to yield 7-1/2% (“7-3/8% Notes”).  The 7-3/8% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note S - “Consolidating Financial Statements”).  The 7-3/8% Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”).  During the second quarter of 2004, the outstanding unregistered 7-3/8% Notes were exchanged for 7-3/8% Notes registered under the Securities Act.  The 7-3/8% Notes are redeemable by the Company beginning in January 2009 at an initial redemption price of 103.688% of principal amount.

9-1/4% Senior Subordinated Notes

On December 17, 2001, the Company sold and issued $200 million aggregate principal amount of 9-1/4% Senior Subordinated Notes Due 2011 (“9-1/4% Notes”).  The 9-1/4% Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act.  During the first quarter of 2002, the outstanding unregistered 9-1/4% Notes were exchanged for 9-1/4% Notes registered under the Securities Act.  The 9-1/4% Notes were redeemable by the Company beginning in January 2007 at an initial redemption price of 104.625% of principal amount.

On January 15, 2007, the Company redeemed the outstanding $200 million principal amount of 9-1/4% Notes. The total cash paid was $218.5 million, and included a call premium of 4.625% as set forth in the indenture for the 9-1/4% Notes plus accrued interest of $46.25 per $1,000 principal amount at the redemption date.  The Company recorded pre-tax charges of $12.5 million in the first quarter of 2007 for the call premium and accelerated amortization of debt acquisition costs as a loss on early extinguishment of debt.

The amounts in the Consolidated Statement of Income for the year ended December 31, 2007 showed $12.5 million for loss on early extinguishment of debt while the Consolidated Statement of Cash Flows for this period showed $3.2 million.  The $12.5 million in the Consolidated Statement of Income include (a) cash payments of $9.3 million for call premiums associated with the repayment of $200 million of outstanding debt and (b) $3.2 million of non-cash charges for accelerated amortization of debt acquisition costs associated with the outstanding debt, which together flow into the calculation of Net Income.  In preparing the Consolidated Statement of Cash Flows, the non-cash item (b) was added to Net Income to reflect cash flow appropriately.

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of long-term debt outstanding at December 31, 2009 in the successive five-year period are summarized below. Amounts shown are exclusive of minimum lease payments for capital lease obligations disclosed in Note O — “Lease Commitments” (in millions):

2010	$72.3
2011	4.6
2012	2.8
2013	302.0
2014	337.0
Thereafter	1,242.7
Total	$1,961.4

As noted in Note K - “Derivative Financial Instruments” $27.1 million is recorded in other debt due to the fair value adjustment increasing the carrying value of debt as a result of accounting for fair value hedges for the fixed interest rate to floating interest rate swaps on the 7-3/8% and 8% Notes.

Based on quoted market values and indicative price quotations from financial institutions, the Company estimates that the fair values of debt as of December 31, as follows (in millions):

	2009	2008
7-3/8% Notes	$305	$264
8% Notes	$760	$680
4% Convertible Notes (net of discount)	$180	$—
10-7/8% Notes	$327	$—
Term debt under the 2006 Credit Agreement	$264	$156

The Company believes that the carrying value of its other borrowings approximates fair market value, based on discounted future cash flows using rates currently available for debt of similar terms and remaining maturities.

The Company paid $116.9 million, $104.0 million and $75.8 million of interest in 2009, 2008 and 2007, respectively.

NOTE O — LEASE COMMITMENTS

The Company leases certain facilities, machinery, equipment and vehicles with varying terms. Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Certain of the equipment leases are classified as capital leases and the related assets have been included in Property, Plant and Equipment. Net assets under capital leases were $11.3 million and $11.7 million, net of accumulated amortization of $2.2 million and $3.7 million, at December 31, 2009 and 2008, respectively.

Future minimum capital and noncancellable operating lease payments and the related present value of capital lease payments at December 31, 2009 are as follows (in millions):

	Capital Leases	Operating Leases
2010	$1.5	$47.5
2011	1.4	40.8
2012	1.1	34.4
2013	0.6	29.7
2014	0.6	22.4
Thereafter	0.2	83.2
Total minimum obligations	5.4	$258.0
Less: amount representing interest	(0.4)
Present value of net minimum obligations	5.0
Less: current portion	(1.4)
Long-term obligations	$3.6

Most of the Company’s operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was $62.5 million, $58.4 million, and $60.1 million in 2009, 2008 and 2007, respectively.

NOTE P — RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of December 31, 2009, the Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”).  Prior to December 31, 2008, the Company maintained four qualified plans, which were merged into one plan during 2008.  Participation in the Terex Plan for all employees has been frozen.  Participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only.  The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment.  The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service.  It is the Company’s policy generally to fund the Terex Plan based on the minimum requirements of the Employee Retirement Income Security Act of 1974.  Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds.

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

Information regarding the Company’s U.S. plans, including the SERP, as of December 31, was as follows (in millions, except percent values):

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Accumulated benefit obligation at end of year	$141.0	$133.0
Change in benefit obligation:
Benefit obligation at beginning of year	$140.6	$139.7	$11.7	$13.5
Service cost	1.8	2.0	0.1	0.1
Interest cost	8.4	8.3	0.6	0.7
Impact of plan amendments	(0.4)	—	—	—
Acquisition	—	0.6	—	—
Actuarial loss (gain)	7.8	(1.0)	(0.9)	(1.5)
Benefits paid	(9.4)	(9.0)	(1.4)	(1.1)
Benefit obligation at end of year	148.8	140.6	10.1	11.7
Change in plan assets:
Fair value of plan assets at beginning of year	83.8	113.3	—	—
Actual return on plan assets	16.8	(23.9)	—	—
Employer contribution	3.1	3.4	1.4	1.1
Benefits paid	(9.4)	(9.0)	(1.4)	(1.1)
Fair value of plan assets at end of year	94.3	83.8	—	—
Funded status	$(54.5)	$(56.8)	$(10.1)	$(11.7)

Amounts recognized in the statement of financial position consist of:
Current liabilities	$—	$—	$1.1	$1.3
Non-current liabilities	54.5	56.8	9.0	10.4
Total liabilities	$54.5	$56.8	$10.1	$11.7

Amounts recognized in accumulated other comprehensive income consist of:
Actuarial net loss	$67.7	$72.7	$2.8	$3.8
Prior service cost	—	2.2	(0.1)	—
Total amounts recognized in accumulated other comprehensive income	$67.7	$74.9	$2.7	$3.8

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Weighted-average assumptions as of December 31:
Discount rate	5.75%	6.25%	6.00%	5.75%	6.25%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	3.75%	3.75%	3.75%	N/A	N/A	N/A

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Components of net periodic cost:
Service cost	$1.8	$2.0	$2.1	$0.1	$0.1	$0.1
Interest cost	8.4	8.3	7.9	0.6	0.7	0.8
Expected return on plan assets	(6.4)	(8.8)	(8.7)	—	—	—
Amortization of prior service cost	2.1	0.2	0.4	0.1	0.1	0.1
Recognized actuarial loss	1.7	2.3	2.2	0.1	0.2	0.3
Net periodic cost	$7.6	$4.0	$3.9	$0.9	$1.1	$1.3

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net (gain) loss	$(3.4)	$31.8	$(0.9)	$(1.5)
Amortization of actuarial losses	(1.7)	(2.4)	(0.1)	(0.2)
Amortization of prior service cost	(2.1)	(0.2)	(0.1)	(0.1)
Total recognized in other comprehensive income	$(7.2)	$29.2	$(1.1)	$(1.8)

	Pension Benefits	Other Benefits
Amounts expected to be recognized as components of net periodic cost for the year ending December 31, 2010:
Actuarial net loss	$3.5	$0.2
Prior service cost	0.2	0.1
Total amount expected to be recognized as components of net periodic cost for the year ending December 31, 2010	$3.7	$0.3

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U.S. pension plans, including the SERP, with accumulated benefit obligations in excess of plan assets were $148.8 million, $141.0 million and $94.3 million, respectively, as of December 31, 2009, and $140.6 million, $133.0 million and $83.8 million, respectively, as of December 31, 2008.

Determination of the plan obligations and associated expenses requires the use of actuarial valuations based on certain economic assumptions, which includes discount rates and expected rates of returns on plan assets.  The discount rate enables the Company to estimate the present value of expected future cash flows on the measurement date. The rate used reflects a rate of return on high-quality fixed income investments that matches the duration of expected benefit payments at the December 31 measurement date.

The rate used for the expected return on plan assets is based on a review of long-term historical asset performances aligned with the Company’s investment strategy and portfolio mix.  While the Company examines performance annually, it also views historic asset portfolios and performance over a long period of years before recommending a change. In the short term, there may be fluctuations of positive and negative yields year over year, but over the long-term, the return is expected to be approximately 8%.

The Company’s overall investment strategy for the U.S. defined benefit plans balances two objectives, investing in fixed income securities whose maturity broadly matches the maturity of the pension liabilities and investing in equities and other assets expected to generate higher returns. The Company invests through a number of investment funds with diversified asset types, strategies and managers.  Fixed income securities including corporate bonds of companies from diversified industries, U.S. Treasuries and other securities, which may include mortgage-backed securities, asset-backed securities and collateralized mortgage obligations, constitute approximately 60% of the portfolio.  Equity securities, including investments in large to small-cap companies in the U.S. and internationally, constitute approximately 40% of the portfolio.

The plan assets consist of mutual funds and the fair value is priced based on the market value of the underlying investments in the portfolio.  The fair value of the Company’s plan assets at December 31, 2009 are as follows (in millions):

	Total	Level 1	Level 2
Cash, including money market funds	$0.6	$0.6	$—
Investment funds — large-cap (1)	12.2	—	12.2
Investment funds — mid/small-cap (2)	5.5	—	5.5
Investment funds — international (3)	9.8	—	9.8
Investment funds — equity index (4)	12.3	—	12.3
Investment funds — high yield bonds (5)	10.1	—	10.1
Investment funds — long corporate A bonds (6)	22.0	—	22.0
Investment funds — long duration bonds (7)	21.8	—	21.8
Total investments measured at fair value	$94.3	$0.6	$93.7

The following information was provided to the Company by the fund manager.

(1)   This class invests in U.S. large capitalization stocks with approximately 88% in information technology, financial, health care, energy, consumer and industrial sectors and 12% in other industries.

(2)   This class invests in U.S. mid to small capitalization stocks with approximately 78% in financial, information technology, consumer, industrial and health care sectors and 22% in other industries.

(3)   This class includes non-U.S. stocks in diversified industries and countries with approximately 75% in financial, consumer, industrial, materials and energy sectors and 25% in other industries.

(4)   This class invests in U.S. stocks with approximately 79% in consumer, information technology, financial, health care, energy, and industrial sectors and 21% in other industries.  The fund seeks a total return, which corresponds to the S&P 500 Index.

(5)   This class primarily focuses on the high yield market of investment grade bonds of U.S. issuers from diverse industries with approximately 46% in the telecommunications, energy, utility services and information technology sectors.

(6)   This class primarily targets the longer-term, higher investment grade bond market of U.S. issuers with approximately 89% in the financial, industrial and utility sectors.

(7)   This class primarily focuses on investments with a long duration and includes approximately 56% of investment grade bonds of U.S. issuers in the financial, industrial and utility sectors, 31% in U.S. government securities and 13% in other securities.

The asset allocation for the Company’s U.S. defined benefit pension plan at December 31, 2009 and 2008 and target allocation for 2009 are as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
	2009	2008	2010
Equity Securities	42.2%	41.2%	37.5% - 42.5%
Fixed Income	57.8%	58.8%	57.5% - 62.0%
Total	100.0%	100.0%

The Company plans to contribute approximately $10 million to its U.S. defined benefit pension and post-retirement plans in 2010. The Company’s estimated future benefit payments under its U.S. plans are as follows (in millions):

Year Ending December 31,	Pension Benefits	Other Benefits

2010	$9.6	$1.1
2011	$9.7	$1.2
2012	$9.5	$1.2
2013	$9.7	$1.1
2014	$9.9	$1.0
2015-2019	$52.9	$3.8

For measurement purposes, a 5.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2010.  The rate was assumed to decrease to 4.75% for 2011 and remain at that level thereafter.  Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$0.5	$(0.4)

International Plans - As part of the acquisition of Terex Port Equipment, the Company acquired pension plans in Germany and termination indemnities in Italy.  The funded status and activity from the date of acquisition is included in the table below.

The Company maintains defined benefit plans in Germany, France, China, India and the United Kingdom (U.K.) for some of its subsidiaries.  The plans in Germany, China, India and France are unfunded plans.  For the Company’s operations in Italy, Indonesia, Malaysia and the United Arab Emirates, there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination.  The Company records this obligation based on the mandated requirements.  The measure of the current obligation is not dependent on the employees’ future service and therefore is measured at current value.

Information regarding the Company’s international plans as of December 31 was as follows (in millions, except percent values):

	Pension Benefits
	2009	2008
Accumulated benefit obligation at end of year	$316.2	$248.7
Change in benefit obligation:
Benefit obligation at beginning of year	$257.8	$311.2
Service cost	7.5	6.7
Interest cost	15.3	16.3
Acquisitions	17.2	3.6
Actuarial (gain) loss	32.5	(24.7)
Benefits paid	(16.2)	(14.9)
Foreign exchange effect	15.4	(40.4)
Benefit obligation at end of year	329.5	257.8
Change in plan assets:
Fair value of plan assets at beginning of year	69.5	110.3
Actual return on plan assets	10.2	(17.0)
Employer contribution	15.2	16.5
Employee contribution	0.5	0.7
Acquisitions	—	—
Benefits paid	(16.2)	(14.9)
Foreign exchange effect	7.9	(26.1)
Fair value of plan assets at end of year	87.1	69.5
Funded status	$(242.4)	$(188.3)

Amounts recognized in the statement of financial position consist of:
Current liabilities	$8.9	$8.1
Non-current liabilities	233.5	180.2
Total liabilities	$242.4	$188.3

Amounts recognized in accumulated other comprehensive income consist of:
Actuarial net loss	$49.4	$20.4
Prior service cost	4.9	5.8
Total amounts recognized in accumulated other comprehensive income	$54.3	$26.2

	Pension Benefits
	2009	2008	2007
The weighted average assumptions as of December 31:
Discount rate	5.26%	6.03%	5.51%
Expected return on plan assets	6.00%	6.00%	6.50%
Rate of compensation increase	3.52%	3.37%	3.69%

	Pension Benefits
	2009	2008	2007
Components of net periodic cost:
Service cost	$7.5	$6.7	$6.8
Interest cost	15.3	16.3	14.3
Expected return on plan assets	(4.5)	(6.5)	(6.5)
Amortization of prior service cost	1.0	4.6	0.9
Employee contributions	(0.5)	(0.7)	(0.7)
Recognized actuarial loss	1.0	1.1	1.7
Net periodic cost	$19.8	$21.5	$16.5

	Pension Benefits
	2009	2008
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net loss (gain)	$26.8	$2.4
Amortization of actuarial losses	(1.0)	(1.1)
Amortization of prior service cost	(1.0)	(4.6)
Foreign exchange effect	3.3	(7.7)
Total recognized in other comprehensive income	$28.1	$(11.0)

Amounts expected to be recognized as components of net periodic cost for the year ending December 31, 2010:
Actuarial net loss	$1.8
Prior service cost	1.0
Total amount expected to be recognized as components of net periodic cost for the year ending December 31, 2010	$2.8

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the international defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $329.5 million, $316.1 million and $87.1 million, respectively, as of December 31, 2009, and $257.8 million, $248.7 million and $69.5 million, respectively, as of December 31, 2008.

The assumed discount rate reflects the rates at which the pension benefits could effectively be settled.  The Company looks at redemption yields of a range of high quality corporate bonds of suitable term in each of the countries specific to the plan.

The methodology used to determine the rate of return on pension plan assets in the U.K. plans was based on average rate of earnings on funds invested and to be invested.  Based on historical returns and future expectations, the Company believes the investment return assumptions are reasonable.  The expected rate of return of plan assets represents an estimate of long-term returns on the investment portfolio.  This is reviewed by the trustees and varies with each plan.

The overall investment strategy for the U.K. defined benefit plans is to achieve a mix of investments to support long-term growth and minimize volatility while maximizing rates of return by diversification of asset types, fund strategies and fund managers.  The investment target allocations established to support these goals are 40%-70% for fixed income securities and 30%-60% for equity securities.  Fixed income securities include U.K. government securities, corporate bonds and securities that invest in a diversified range of property principally in the retail, office and industrial/warehouse sectors.  Securities primarily include investments in companies from diversified industries that are generally located in Europe (80%), North America (10%) and Asia Pacific (10%).

The plan assets consist of mutual investment funds and the fair value is priced based on the market value of the underlying investments in the portfolio.  The fair value of the Company’s plan assets at December 31, 2009 are as follows (in millions):

	Total	Level 1	Level 2
Cash	$0.3	$0.3	$—
Investment funds — European Ex U.K. equities (1)	8.7	—	8.7
Investment funds — U.K. equities (2)	13.5	—	13.5
Investment funds — North American equities (3)	8.8	—	8.8
Investment funds — Japan equities (4)	4.3	—	4.3
Investment funds — Asia-Pacific Ex Japan equities (5)	4.5	—	4.5
Investment funds — U.K. long bond (6)	44.7	—	44.7
Investment funds — real estate (7)	2.3	—	2.3
Total investments measured at fair value	$87.1	$0.3	$86.8

The following information was provided to the Company by the fund manager.

(1)   This class invests in stocks of European (excluding U.K.) based companies with approximately 24% in France based companies, 17% in Germany, 16% in Switzerland, 11% in Spain, 8% in Italy and 24% in other European companies.

(2)   This class invests in stocks of U.K. based companies with approximately 89% in financial, oil and gas, consumer, basic materials, health care and industrial sectors and 11% in other industries.

(3)   This class invests in stocks of North American based companies with approximately 90% in financial, information technology, oil and gas, consumer, health care, industrial sectors and 10% in other industries.

(4)   This class invests in stocks of Japan based companies with approximately 90% in consumer, industrial, financial, basic materials, information technology and health care sectors and 10% in other industries.

(5)   This class invests in stocks of Asia-Pacific (excluding Japan) based companies with approximately 46% in Australia based companies, 24% in Korea, 20% in Hong Kong, 9% in Singapore and 1% in New Zealand.

(6)   This class represents U.K. government securities, other sterling denominated fixed-income securities and index linked securities. Approximately 57% is invested in U.K. government bonds and 6% in corporate bonds.

(7)   This class primarily comprises investments in a diversified range of property principally in the retail, office and industrial/warehouse sectors.

The asset allocation and target allocation for 2009 for the Company’s international defined benefit pension plans at December 31, 2009 and 2008 is as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
	2009	2008	2010
Equity Securities	45.8%	39.2%	30% - 60%
Fixed Income Securities	51.6%	57.6%	35% - 65%
Real Estate Investment Securities	2.6%	3.2%	5%
Total	100.0%	100.0%

The Company plans to contribute approximately $13 million to its foreign defined benefit pension plans in 2010. The Company’s estimated future benefit payments under its international defined benefit pension plans are as follows (in millions):

Year Ending December 31,
2010	$14.2
2011	$12.4
2012	$13.0
2013	$13.8
2014	$14.8
2015-2019	$85.1

Savings Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, contribute to certain of these plans. The Company’s Common Stock held in a rabbi trust pursuant to the Deferred Compensation Plan is treated in a manner similar to treasury stock.  The number of shares of the Company’s Common Stock held in the rabbi trust at December 31, 2009 and 2008 totaled 0.9 million.

Charges recognized for the Deferred Compensation Plan and these other savings plans were $11.1 million, $14.3 million and $12.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Certain of these savings plan costs are stock-based and included in total stock-based compensation expense in the amounts of $8.9 million, $12.6 million and $10.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE Q — STOCKHOLDERS’ EQUITY

On December 31, 2009, there were 120.4 million shares of Common Stock issued and 107.3 million shares of Common Stock outstanding. Of the 179.6 million unissued shares of Common Stock at that date, 3.9 million shares of Common Stock were reserved for issuance for the exercise of stock options and the vesting of restricted stock.

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

In June 2009, the Company sold and issued 4% Convertible Notes.  See Note N — “Long-Term Obligations” for a description of these notes.

Common Stock in Treasury.  The Company values treasury stock on an average cost basis.  As of December 31, 2009, the Company held 13.1 million shares of Common Stock in treasury totaling $598.7 million, including 0.9 million shares held in a trust for the benefit of the Company’s Deferred Compensation Plan at a total of $16.8 million.  Prior to June 30, 2009, the Board of Directors of the Company had authorized a program for the repurchase of up to $1.2 billion of the Company’s outstanding common shares.  The program expired on June 30, 2009.  During the year ended December 31, 2009, the Company did not acquire any shares pursuant to the share repurchase program.  In total, the Company purchased 9.7 million shares under this program for approximately $562 million.

Preferred Stock.  The Company’s certificate of incorporation was amended in June 1998 to authorize 50.0 million shares of preferred stock, $0.01 par value per share.  As of December 31, 2009 and 2008, there were no shares of preferred stock outstanding.

Long-Term Incentive Plans.  In May 2009, the stockholders approved the Terex Corporation 2009 Omnibus Incentive Plan (the “2009 Plan”).  The purpose of the 2009 Plan is to provide a means whereby employees, directors and third-party service providers of the Company develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its stockholders.  The 2009 Plan provides for incentive compensation in the form of (i) options to purchase shares of Common Stock, (ii) stock appreciation rights, (iii) restricted stock awards and restricted stock units, (iv) other stock awards, (v) cash awards, and (vi) performance awards.  The maximum number of shares available for issuance under the 2009 Plan is 3.0 million shares plus the number of shares remaining available for issuance under the 2000 Plan and the 1996 Plan.  As of December 31, 2009, 3.4 million shares were available for grant under the 2009 Plan.

In May 2000, the stockholders approved the Terex Corporation 2000 Incentive Plan (the “2000 Plan”).  The purpose of the 2000 Plan is to assist the Company in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors and employees of the Company and its subsidiaries and affiliates who will contribute to the Company’s success and to achieve long-term objectives which will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the Common Stock.  The 2000 Plan authorizes the granting of (i) options to purchase shares of Common Stock, (ii) stock appreciation rights, (iii) stock purchase awards, (iv) restricted stock awards and, (v) performance awards.  In May 2002, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2000 Plan from 4.0 million shares to 7.0 million shares.  In May 2004, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2000 Plan from 7.0 million shares to 12.0 million shares.  The 2000 Plan has a term of ten years from the date of its adoption.  This plan expires on March 8, 2010.

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

As of December 31, 2009, unrecognized compensation costs related to stock options totaled approximately $0.1 million, which will be expensed over a weighted average period of less than one year.

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

There were no options granted during the year ended December 31, 2009.  The total intrinsic value of options exercised during the year ended December 31, 2009 was $0.3 million.  The fair value of the options granted during the years ended December 31, 2008 and 2007 was estimated at the date of grant using the Black-Scholes option valuation model with the assumptions included in the following tables:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Dividend yields	0.00%	0.00%
Expected volatility	38.60%	39.29%
Risk-free interest rates	3.23%	4.20%
Expected life (in years)	5.3	5.3
Weighted average fair value at date of grant for options granted (per share)	$25.05	$27.24

Total intrinsic value of options exercised (in millions)	$11.3	$61.0

The following table is a summary of stock options under all of the Company’s plans.

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	1,211,035	$18.58
Exercised	(51,640)	$12.08
Canceled or expired	(33,202)	$29.91
Outstanding at December 31, 2009	1,126,193	$18.54	3.8	$7.6
Exercisable at December 31, 2009	1,120,443	$18.41	3.8	$7.6
Expected to vest at December 31, 2009	1,126,102	$18.54	3.8	$7.6

Under the 2009 Plan, 2000 Plan and the 1996 Plan, approximately 20% of all restricted stock awards vest over a four year period, with 25% of each grant vesting on each of the first four anniversary dates of the grant; and approximately 80% of all restricted stock awards vest over a three year period with 52% of these awards vesting on the first three anniversary dates and 48% vesting at the end of the three year period.  Approximately 19% of the outstanding restricted stock awards are subject to performance targets that may or may not be met and for which the performance period has not yet been completed.  The fair value of the restricted stock awards is based on the market price at the date of grant except for 201 thousand shares of performance grants based on a market condition.  The Company uses the Monte Carlo method to provide grant date fair value for awards with a market condition.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuations:

	Year Ended December 31,
	2009	2008
Dividend yields	0.00%	0.00%
Expected volatility	71.93%	41.80%
Risk free interest rate	1.38%	1.86%
Expected life (in years)	3	3
Grant date fair value per share	$5.74	$69.71

As of December 31, 2009, unrecognized compensation costs related to restricted stock totaled approximately $42.1 million, which will be expensed over a weighted average period of 1.3 years.  The weighted average fair value at date of grant for restricted stock awards was $8.24, $64.19 and $64.74 for the years ended December 31, 2009, 2008 and 2007, respectively.  The total fair value of shares vested for restricted stock awards was $45.3 million, $56.6 million and $24.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The following table is a summary of restricted stock awards under all of the Company’s plans:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	2,304,762	$59.51
Granted	1,634,826	$8.24
Vested	(852,084)	$53.17
Canceled or expired	(344,963)	$41.52
Nonvested at December 31, 2009	2,742,541	$32.00

Compensation expense recognized under all stock-based compensation arrangements was $39.7 million, $66.6 million and $75.1 million for the fiscal years ended December 31, 2009, 2008 and 2007, respectively.  The stock-based compensation expense was included in Selling, general and administrative expenses in the Consolidated Statements of Income.  The related tax benefit reflected in the provision was $12.0 million, $21.6 million and $23.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Cash received from option exercises under all stock-based compensation arrangements totaled $0.6 million.

The excess tax benefit for all stock-based compensation is included in the Consolidated Statement of Cash Flows as an operating cash outflow and a financing cash inflow.

Comprehensive Income (Loss).  The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):

Accumulated Other Comprehensive Income (Loss) Attributable to Terex Corporation

	Pension Liability Adjustment	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2007	$(68.8)	$223.0	$1.0	$155.2
Current year change	10.5	96.9	(6.0)	101.4
Balance at December 31, 2007	(58.3)	319.9	(5.0)	256.6
Current year change	(10.7)	(332.2)	4.0	(338.9)
Balance at December 31, 2008	(69.0)	(12.3)	(1.0)	(82.3)
Current year change	(18.7)	139.6	(2.6)	118.3
Balance at December 31, 2009	$(87.7)	$127.3	$(3.6)	$36.0

Accumulated Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest

	Pension Liability Adjustment	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2007	$—	$—	$—	$—
Current year change	—	0.5	—	0.5
Balance at December 31, 2007	—	0.5	—	0.5
Current year change	—	0.3	—	0.3
Balance at December 31, 2008	—	0.8	—	0.8
Current year change	—	—	—	—
Balance at December 31, 2009	$—	$0.8	$—	$0.8

Accumulated Other Comprehensive Income (Loss)

	Pension Liability Adjustment	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2007	$(68.8)	$223.0	$1.0	$155.2
Current year change	10.5	97.4	(6.0)	101.9
Balance at December 31, 2007	(58.3)	320.4	(5.0)	257.1
Current year change	(10.7)	(331.9)	4.0	(338.6)
Balance at December 31, 2008	(69.0)	(11.5)	(1.0)	(81.5)
Current year change	(18.7)	139.6	(2.6)	118.3
Balance at December 31, 2009	$(87.7)	$128.1	$(3.6)	$36.8

As of December 31, 2009, other accumulated comprehensive income for the pension liability adjustment and the derivative hedging adjustment are net of tax benefits of $40.6 million and $1.7 million, respectively.

NOTE R — LITIGATION AND CONTINGENCIES

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

The Company has recently been named in a number of class action lawsuits, set out below, which generally cover the period from February 2008 to February 2009 and allege, among other things, that certain of the Company’s SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiffs and the members of the purported class when they purchased the Company’s securities and that there were breaches of fiduciary duties and of ERISA disclosure requirements.  These actions are at the very early stages and the Company has no information other than as set forth in the complaints.  The complaints all seek unspecified compensatory damages, costs and expenses.  The Company believes that the allegations in the suits are completely without merit, and Terex and the named executives will vigorously defend against them.  The Company believes that it has acted, and continues to act, in compliance with federal securities laws and ERISA law.

These class action complaints, all filed in the United States District Court, District of Connecticut, are:

•                  Sheet Metal Workers Local 32 Pension Fund, individually and on behalf of all others similarly situated v. Terex Corporation, Ronald M. DeFeo, Thomas J. Riordan and Phillip C. Widman, filed December 21, 2009;

•                  Kenneth M. Lipman, on behalf of himself and a class of persons similarly situated v. Terex Corporation, the Administrative Committee of the Terex Corporation 401(k) Retirement Savings Plan, Ronald M. DeFeo, Phillip C. Widman and the Board of Directors of Terex Corporation, filed January 7, 2010;

•                  Michael Glassman, Trustee on behalf of the Kathleen & Michael Glassman Family Trust, individually and on behalf of itself and all others similarly situated v. Terex Corporation, Ronald M. DeFeo, Phillip C. Widman and Thomas J. Riordan, filed January 15, 2010;

•                  Eddie Webb and Binyam Ghebreghiorgis, individually and on behalf of all others similarly situated v. Terex Corporation, Ronald M. DeFeo, G. Chris Andersen, Paula H. J. Cholmondeley, Donald DeFosset, William H. Fike, Thomas J. Hansen, Donald P. Jacobs, David A. Sachs, Oren G. Shaffer, David C. Wang, Helge H. Wehmeier, Phillip C. Widman, Administrative Committee of the Terex Corporation 401(k) Retirement Savings Plan and Does 1-10, filed February 3, 2010;

•                  James C. Hays, individually and on behalf of himself and all others similarly situated v. Terex Corporation, Ronald M. DeFeo, Phillip C. Widman and Thomas J. Riordan, filed February 4, 2010; and

•                  Scott Hollander, on behalf of himself and all others similarly situated v. Terex Corporation, Ronald DeFeo, G. Chris Andersen, Paula Cholmondeley, Donald DeFosset, William Fike, Thomas Hansen, Donald Jacobs, David Sachs, Oren Shaffer, David Wang, Helge Wehmeier, the Administrative Committee of The Terex Corporation and Affiliates’ 401 (k) Retirement Savings Plan, Phillip Widman and Does 1-20, filed February 8, 2010.

During 2009, the Company reached a final settlement with the SEC, which concluded the SEC’s investigation of the Company related mainly to (1) certain transactions between the Company and United Rentals, Inc. that took place in 2000 and 2001, and one transaction between United Rentals, Inc. and one of the Company’s subsidiaries that took place in 2001 before that subsidiary was acquired by the Company, and (2) the circumstances of the restatement of certain of the Company’s financial statements for the years 2000-2004.

Under the terms of the settlement, the Company consented, without admitting or denying the SEC’s allegations, to the entry of a judgment that enjoins the Company from committing or aiding and abetting any future violations of the anti-fraud, books and records, reporting and internal control provisions of the federal securities laws and related SEC rules.  The Company also paid a civil penalty of $8 million for which the Company recorded a charge in the year ended December 31, 2009.  The settlement resolves all matters relating to the potential liability of the Company.  The SEC Staff has also advised counsel for each of the Company’s current employees involved in the investigation, including its Chief Executive Officer, Ronald M. DeFeo, that it has completed its investigation with respect to these matters and that, based upon its investigation, the Staff does not intend to recommend that the SEC take any enforcement action against them.

The Company is involved in various other legal proceedings, including workers’ compensation liability and intellectual property litigation, which have arisen in the normal course of its operations.  The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company’s outstanding letters of credit totaled $232.4 million at December 31, 2009.  The letters of credit generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet.  Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

As of December 31, 2009 and 2008, the Company’s maximum exposure to such credit guarantees was $236.3 million and $238.3 million, respectively, including total guarantees issued by Terex Demag GmbH, part of the Cranes segment, of $151.4 million and $156.1 million, respectively, and Genie of $41.7 million and $46.1 million, respectively.  The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years.  Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Given current financial and economic conditions, there can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  The maximum exposure for residual value guarantees issued by the Company totaled $26.7 million and $35.1 million as of December 31, 2009 and 2008, respectively.  The Company is able to mitigate some of the risk associated with these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2009 and 2008, the Company’s maximum exposure pursuant to buyback guarantees was $138.6 and $145.7, respectively, including total guarantees issued by Genie of $133.6 million and $140.4 million, respectively.  The Company is able to mitigate some of the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

See Note A — “Basis of Presentation — Revenue Recognition,” for a discussion of revenue recognition on arrangements with buyback guarantees.

As of December 31, 2009 and 2008, the Company has recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Consolidated Balance Sheet of approximately $21 million and $19 million, respectively, for the estimated fair value of all guarantees provided.

Given current economic conditions, there can be no assurance that our historical experience in used equipment markets will be indicative of future results.  Our ability to recover losses experienced from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

NOTE S — CONSOLIDATING FINANCIAL STATEMENTS

On November 25, 2003, the Company sold and issued $300 million aggregate principal amount of the 7-3/8% Notes.  As of December 31, 2009, the 7-3/8% Notes were jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): Amida Industries, Inc., A.S.V., Inc., CMI Terex Corporation, Duvalpilot Equipment Outfitters, LLC, Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS National, Inc., Halco America Inc., Hydra Platforms Mfg. Inc., Loegering Mfg. Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Powerscreen USC Inc., PPM Cranes, Inc., Schaeff Incorporated, Schaeff of North America, Inc., Spinnaker Insurance Company, Superior Highwall Holding, Inc., Superior Highwall Miners, Inc., Terex Advance Mixer, Inc., Terex Aerials, Inc., Terex Financial Services, Inc., Terex Mexico, LLC, Terex Mining Equipment, Inc., Terex Utilities, Inc., Terex USA, LLC, Terex-RO Corporation and Terex-Telelect, Inc.  All of the guarantees are full and unconditional.  No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 7-3/8% Notes.

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

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2009

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$135.4	$1,256.2	$3,028.5	$(377.0)	$4,043.1
Cost of goods sold	(143.4)	(1,243.7)	(2,758.1)	377.0	(3,768.2)
Gross profit	(8.0)	12.5	270.4	—	274.9
Selling, general & administrative expenses	(46.8)	(216.8)	(471.2)	—	(734.8)
Loss from operations	(54.8)	(204.3)	(200.8)	—	(459.9)
Interest income	1.1	0.1	3.7	—	4.9
Interest expense	(84.6)	(8.5)	(26.3)	—	(119.4)
Loss on early extinguishment of debt	(3.3)	—	—	—	(3.3)
Loss from subsidiaries	(295.2)	—	—	295.2	—
Other income (expense) - net	(1.0)	5.2	(8.2)	—	(4.0)
Loss from continuing operations before income taxes	(437.8)	(207.5)	(231.6)	295.2	(581.7)
Benefit from income taxes	67.3	39.8	25.0	—	132.1
Loss from continuing operations	(370.5)	(167.7)	(206.6)	295.2	(449.6)
Income from discontinued operations — net of tax	(17.1)	(2.5)	84.5	—	64.9
Loss on disposition of discontinued operations	(10.8)	(1.8)	—	—	(12.6)
Net loss	(398.4)	(172.0)	(122.1)	295.2	(397.3)
Less: Net income attributable to noncontrolling interest	—	(0.5)	(0.6)	—	(1.1)
Net loss attributable to Terex Corporation	$(398.4)	$(172.5)	$(122.7)	$295.2	$(398.4)

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2008

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$288.5	$3,278.6	$5,693.1	$(873.2)	$8,387.0
Cost of goods sold	(278.3)	(2,649.0)	(4,761.8)	873.2	(6,815.9)
Gross profit	10.2	629.6	931.3	—	1,571.1
Selling, general & administrative expenses	(84.1)	(301.4)	(551.2)	—	(936.7)
Goodwill impairment	(4.1)	(349.2)	(106.6)		(459.9)
Income (loss) from operations	(78.0)	(21.0)	273.5	—	174.5
Interest income	4.1	0.5	16.4	—	21.0
Interest expense	(63.1)	(13.1)	(26.3)	—	(102.5)
Income (loss) from subsidiaries	162.3	—	—	(162.3)	—
Other income (expense) - net	(33.5)	27.6	1.7	—	(4.2)
Income (loss) from continuing operations before income taxes	(8.2)	(6.0)	265.3	(162.3)	88.8
(Provision for) benefit from income taxes	73.9	(86.6)	(146.3)	—	(159.0)
(Loss) income from continuing operations	65.7	(92.6)	119.0	(162.3)	(70.2)
Income from discontinued operations — net of tax	6.2	3.6	136.1	—	145.9
Net income (loss)	71.9	(89.0)	255.1	(162.3)	75.7
Less: Net income attributable to noncontrolling interest	—	—	(3.8)	—	(3.8)
Net income (loss) attributable to Terex Corporation	$71.9	$(89.0)	$251.3	$(162.3)	$71.9

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2007

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$355.8	$2,935.7	$5,350.6	$(666.0)	$7,976.1
Cost of goods sold	(313.8)	(2,218.2)	(4,463.7)	666.0	(6,329.7)
Gross profit	42.0	717.5	886.9	—	1,646.4
Selling, general & administrative expenses	(88.1)	(256.0)	(470.1)	—	(814.2)
Income (loss) from operations	(46.1)	461.5	416.8	—	832.2
Interest income	4.0	0.6	12.8	—	17.4
Interest expense	(16.4)	(18.3)	(29.5)	—	(64.2)
Loss on early extinguishment of debt	(12.5)	—	—	—	(12.5)
Income from subsidiaries	629.2	—	—	(629.2)	—
Other income (expense) - net	27.2	8.1	(13.8)	—	21.5
Income from continuing operations before income taxes	585.4	451.9	386.3	(629.2)	794.4
(Provision for) benefit from income taxes	22.3	(136.1)	(146.3)	—	(260.1)
Income from continuing operations	607.7	315.8	240.0	(629.2)	534.3
Income from discontinued operations — net of tax	6.2	(0.5)	79.2	—	84.9
Net income	613.9	315.3	319.2	(629.2)	619.2
Less: Net income attributable to noncontrolling interest	—	(1.2)	(4.1)	—	(5.3)
Net income attributable to Terex Corporation	$613.9	$314.1	$315.1	$(629.2)	$613.9

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2009

(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$578.6	$1.6	$349.3	$—	$929.5
Trade receivables - net	16.2	120.7	473.1	—	610.0
Intercompany receivables	5.7	34.9	56.6	(97.2)	—
Inventories	61.6	304.6	1,052.3	—	1,418.5
Other current assets	176.5	10.0	142.3	—	328.8
Current assets — discontinued operations	162.8	40.7	511.0	(86.7)	627.8
Total current assets	1,001.4	512.5	2,584.6	(183.9)	3,914.6
Property, plant & equipment - net	54.8	121.1	454.0	—	629.9
Investment in and advances to (from) subsidiaries	2,502.4	(49.3)	1,885.8	(4,338.9)	—
Goodwill	4.5	144.8	361.8	—	511.1
Other assets	91.0	162.1	232.2	—	485.3
Non-current assets — discontinued operations	15.9	100.1	86.8	(29.9)	172.9

Total assets	$3,670.0	$991.3	$5,605.2	$(4,552.7)	$5,713.8

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$2.7	$6.4	$64.6	$—	$73.7
Trade accounts payable	25.0	74.9	441.0	—	540.9
Intercompany payables	(2.3)	8.2	91.3	(97.2)	—
Accruals and other current liabilities	126.3	101.9	495.1	—	723.3
Current liabilities — discontinued operations	62.1	10.4	231.0	(86.7)	216.8
Total current liabilities	213.8	201.8	1,323.0	(183.9)	1,554.7
Long-term debt, less current portion	1,428.0	119.3	345.4	—	1,892.7
Retirement plans and other long-term liabilities	193.8	53.9	2,811.8	(2,488.2)	571.3
Non-current liabilities — discontinued operations	184.2	27.9	79.6	(271.0)	20.7
Stockholders’ equity	1,650.2	588.4	1,045.4	(1,609.6)	1,674.4

Total liabilities and stockholders’ equity	$3,670.0	$991.3	$5,605.2	$(4,552.7)	$5,713.8

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2008

(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$0.4	$4.7	$445.3	$—	$450.4
Trade receivables - net	16.8	258.1	529.2	—	804.1
Intercompany receivables	7.4	81.7	58.0	(147.1)	—
Inventories	102.9	450.9	1,180.0	—	1,733.8
Other current assets	120.1	17.9	140.1	—	278.1
Current assets — discontinued operations	213.5	72.2	643.6	(154.8)	774.5
Total current assets	461.1	885.5	2,996.2	(301.9)	4,040.9
Property, plant & equipment - net	51.0	133.1	250.9	—	435.0
Investment in and advances to (from) subsidiaries	2,684.0	(88.7)	1,835.6	(4,430.9)	—
Goodwill	4.5	144.8	237.0	—	386.3
Other assets	86.0	177.6	143.0	—	406.6
Non-current assets — discontinued operations	12.3	116.1	85.0	(36.8)	176.6

Total assets	$3,298.9	$1,368.4	$5,547.7	$(4,769.6)	$5,445.4

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$2.2	$9.3	$27.6	$—	$39.1
Trade accounts payable	39.7	194.1	555.3	—	789.1
Intercompany payables	16.8	6.1	124.2	(147.1)	—
Accruals and other current liabilities	76.7	118.7	430.7	—	626.1
Current liabilities — discontinued operations	127.1	26.8	371.2	(154.8)	370.3
Total current liabilities	262.5	355.0	1,509.0	(301.9)	1,824.6
Long-term debt, less current portion	938.3	150.6	307.5	—	1,396.4
Retirement plans and other long-term liabilities	180.0	49.4	2,341.5	(2,113.6)	457.3
Non-current liabilities — discontinued operations	196.4	49.1	87.5	(309.8)	23.2
Stockholders’ equity	1,721.7	764.3	1,302.2	(2,044.3)	1,743.9

Total liabilities and stockholders’ equity	$3,298.9	$1,368.4	$5,547.7	$(4,769.6)	$5,445.4

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2009
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash used in operating activities	$(35.4)	$(12.1)	$(21.1)	$—	$(68.6)
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	—	(9.8)	—	(9.8)
Capital expenditures	(11.4)	(7.4)	(32.6)	—	(51.4)
Proceeds from sale of assets	0.2	1.2	4.7	—	6.1
Net cash used in investing activities	(11.2)	(6.2)	(37.7)	—	(55.1)
Cash flows from financing activities
Principal repayments of long-term debt	(59.2)	—	(71.3)	—	(130.5)
Proceeds from issuance of long-term debt	601.9	—	18.7	—	620.6
Proceeds from issuance of common stock	156.3	—	—	—	156.3
Payment of debt issuance costs	(17.2)	—	—	—	(17.2)
Net repayments under revolving line of credit agreement	(35.0)	(2.5)	(23.3)	—	(60.8)
Proceeds from stock options exercised	0.6	—	—	—	0.6
Redemption of noncontrolling interest	—	(1.7)	—	—	(1.7)
Distributions to noncontrolling interest	—	(1.0)	(6.1)	—	(7.1)
Other — net	—	—	(1.4)	—	(1.4)
Net cash provided by (used in) financing activities	647.4	(5.2)	(83.4)	—	558.8
Cash flows from discontinued operations
Net cash (used in) provided by operating activities of discontinued operations	(22.7)	19.2	34.4	—	30.9
Net cash used in investing activities of discontinued operations	(0.2)	(0.4)	(5.4)	—	(6.0)
Net cash used in financing activities of discontinued operations	—	(0.2)	—	—	(0.2)
Net cash provided by (used in) discontinued operations	(22.9)	18.6	29.0	—	24.7
Effect of exchange rate changes on cash and cash equivalents	—	—	27.0	—	27.0
Net increase (decrease) in cash and cash equivalents	577.9	(4.9)	(86.2)	—	486.8
Cash and cash equivalents, beginning of period	1.5	5.4	477.5	—	484.4
Cash and cash equivalents, end of period	$579.4	$0.5	$391.3	$—	$971.2

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2008
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(161.5)	$483.0	$(170.5)	$—	$151.0
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(481.5)	—	—	(481.5)
Capital expenditures	(22.2)	(32.5)	(51.4)	—	(106.1)
Proceeds from sale of assets	0.1	18.7	1.8	—	20.6
Net cash used in investing activities	(22.1)	(495.3)	(49.6)	—	(567.0)
Cash flows from financing activities
Excess tax benefit from stock-based compensation	8.9	—	—	—	8.9
Net borrowings (repayments) under revolving line of credit agreement	33.0	(5.3)	9.0	—	36.7
Share repurchases	(395.5)	—	—	—	(395.5)
Proceeds from stock options exercised	2.5	—	—	—	2.5
Distributions to noncontrolling interest	—	—	(2.6)	—	(2.6)
Other — net	—	(0.1)	(1.1)	—	(1.2)
Net cash provided by (used in) financing activities	(351.1)	(5.4)	5.3	—	(351.2)
Cash flows from discontinued operations
Net cash (used in) provided by operating activities of discontinued operations	(36.8)	14.5	57.6	—	35.3
Net cash used in investing activities of discontinued operations	(0.2)	(3.0)	(9.1)	—	(12.3)
Net cash used in financing activities of discontinued operations	—	(0.2)	(0.4)	—	(0.6)
Net cash provided by (used in) discontinued operations	(37.0)	11.3	48.1	—	22.4
Effect of exchange rate changes on cash and cash equivalents	—	—	(43.2)	—	(43.2)
Net decrease in cash and cash equivalents	(571.7)	(6.4)	(209.9)	—	(788.0)
Cash and cash equivalents, beginning of period	573.2	11.8	687.4	—	1,272.4
Cash and cash equivalents, end of period	$1.5	$5.4	$477.5	$—	$484.4

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2007

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(103.5)	$221.6	$140.1	$—	$258.2
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	—	(11.2)	—	(11.2)
Capital expenditures	(21.9)	(26.7)	(47.7)	—	(96.3)
Investments in and advances to affiliates	—	—	(0.9)	—	(0.9)
Proceeds from sale of assets	(0.2)	6.6	8.4	—	14.8
Net cash used in investing activities	(22.1)	(20.1)	(51.4)	—	(93.6)
Cash flows from financing activities
Principal repayments of long-term debt	(86.0)	(52.0)	(62.0)	—	(200.0)
Proceeds from issuance of long-term debt	800.0	—	—	—	800.0
Payment of debt issuance costs	(10.7)	—	—	—	(10.7)
Excess tax benefit from stock-based compensation	22.9	—	—	—	22.9
Net repayments under revolving line of credit agreement	(0.5)	(2.0)	(19.8)	—	(22.3)
Share repurchases	(166.6)	—	—	—	(166.6)
Proceeds from stock options exercised	10.4	—	—	—	10.4
Other — net	—	—	2.3	—	2.3
Net cash provided by (used in) financing activities	569.5	(54.0)	(79.5)	—	436.0
Cash flows from discontinued operations
Net cash (used in) provided by operating activities of discontinued operations	(29.1)	6.8	125.5	—	103.2
Net cash used in investing activities of discontinued operations	(0.5)	(148.2)	(9.2)	—	(157.9)
Net cash (used in) provided by financing activities of discontinued operations	2.5	0.9	(8.3)	—	(4.9)
Net cash (used in) provided by discontinued operations	(27.1)	(140.5)	108.0	—	(59.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	54.7	—	54.7
Net increase in cash and cash equivalents	416.8	7.0	171.9	—	595.7
Cash and cash equivalents, beginning of period	156.4	4.8	515.5	—	676.7
Cash and cash equivalents, end of period	$573.2	$11.8	$687.4	$—	$1,272.4

TEREX CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Amounts in millions)

	Balance	Additions
	Beginning of Year	Charges to Earnings	Other (1)	Deductions (2)	Balance End of Year
Year ended December 31, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$58.4	$21.8	$(1.4)	$(17.7)	$61.1
Reserve for inventory	88.5	62.0	2.0	(35.8)	116.7
Valuation allowances for deferred tax assets	66.9	19.6	50.8	—	137.3
Totals	$213.8	$103.4	$51.4	$(53.5)	$315.1

Year ended December 31, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$58.5	$18.1	$(5.2)	$(13.0)	$58.4
Reserve for inventory	76.0	54.3	(9.6)	(32.2)	88.5
Valuation allowances for deferred tax assets	56.0	11.1	(0.2)	—	66.9
Totals	$190.5	$83.5	$(15.0)	$(45.2)	$213.8

Year ended December 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$55.2	$19.1	$1.7	$(17.5)	$58.5
Reserve for inventory	71.5	18.0	(3.3)	(10.2)	76.0
Valuation allowances for deferred tax assets	55.3	(1.3)	2.0	—	56.0
Totals	$182.0	$35.8	$0.4	$(27.7)	$190.5

(1)                                  Primarily represents the impact of foreign currency exchange and purchase accounting adjustments for deferred tax assets.

(2)                                  Primarily represents the utilization of established reserves, net of recoveries.