Form 10-Q
period 2010-03-31
TEREX CORP
filed 2010-04-30
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

________________________________________

F O R M  10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of outstanding shares of common stock:  108.7 million as of April 27, 2010.

The Exhibit Index begins on page 51.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of March 31, 2010 unless specifically noted otherwise, and includes financial information with respect to the subsidiaries of the Company listed below (all of which are wholly-owned) which were guarantors on March 31, 2010 (the “Guarantors”) of the Company’s 7-3/8% Senior Subordinated Notes due 2014.  See Note P – “Consolidating Financial Statements” to the Company’s March 31, 2010 Condensed Consolidated Financial Statements included in this Quarterly Report. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Uncertainties.”  In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words “may,” “expects,” “intends,” “anticipates,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

•	Our business is cyclical and weak general economic conditions affect the sales of our products and financial results;
•	the impact of the sale of our Mining business, including our use of the proceeds of this transaction;
•	our ability to access the capital markets to raise funds and provide liquidity;
•	our business is sensitive to government spending and our ability to act as a government contractor;
•	our business is very competitive and is affected by our cost structure, pricing, product initiatives and other actions taken by competitors;
•	the effects of operating losses;
•	a material disruption to one of our significant facilities;
•	our retention of key management personnel;
•	the financial condition of suppliers and customers, and their continued access to capital;
•	our ability to obtain parts and components from suppliers on a timely basis at competitive prices;
•	our ability to timely manufacture and deliver products to customers;
•	the need to comply with restrictive covenants contained in our debt agreements;
•	our business is global and subject to changes in exchange rates between currencies, as well as international politics, particularly in developing markets;
•	the effects of changes in laws and regulations, including tax laws;
•	possible work stoppages and other labor matters;
•	compliance with applicable environmental laws and regulations;
•	litigation, product liability claims, class action lawsuits and other liabilities;
•	our ability to comply with an injunction and related obligations resulting from the settlement of an investigation by the United States Securities and Exchange Commission (“SEC”);
•	investigation by the United States Department of Justice (“DOJ”);
•	our implementation of a global enterprise system and its performance; and
•	other factors.

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

The forward-looking statements and prospective financial information included in this Form 10-Q have been prepared by, and are the responsibility of, Terex's management. PricewaterhouseCoopers LLP ("PwC") has neither examined, compiled nor performed any procedures with respect to the accompanying forward-looking statements and prospective financial information and, accordingly, PwC does not express an opinion or any other form of assurance with respect thereto.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Net sales	$935.9	$965.8
Cost of goods sold	(837.4)	(898.7)
Gross profit	98.5	67.1
Selling, general and administrative expenses	(165.0)	(178.1)
Loss from operations	(66.5)	(111.0)
Other income (expense)
Interest income	1.1	1.1
Interest expense	(35.9)	(23.4)
Other (expense) income – net	(12.9)	(3.2)
Loss from continuing operations before income taxes	(114.2)	(136.5)
Benefit from income taxes	36.9	38.4
Loss from continuing operations	(77.3)	(98.1)
(Loss) income from discontinued operations – net of tax	(1.5)	23.6
Gain on disposition of discontinued operations – net of tax	620.4	—
Net income (loss)	541.6	(74.5)
Net income attributable to non-controlling interest	(1.7)	(0.4)
Net income (loss) attributable to Terex Corporation	$539.9	$(74.9)

Amounts attributable to Terex Corporation common stockholders:
Loss from continuing operations	$(79.0)	$(98.5)
(Loss) income from discontinued operations – net of tax	(1.5)	23.6
Gain on disposition of discontinued operations – net of tax	620.4	—
Net income (loss) attributable to Terex Corporation	$539.9	$(74.9)

Basic (Loss) Earnings per Share Attributable to Terex Corporation Common Stockholders:
Loss from continuing operations	$(0.73)	$(1.04)
(Loss) income from discontinued operations – net of tax	(0.01)	0.25
Gain on disposition of discontinued operations – net of tax	5.72	—
Net income (loss) attributable to Terex Corporation	$4.98	$(0.79)

Diluted (Loss) Earnings per Share Attributable to Terex Corporation Common Stockholders:
Loss from continuing operations	$(0.73)	$(1.04)
(Loss) income from discontinued operations – net of tax	(0.01)	0.25
Gain on disposition of discontinued operations – net of tax	5.72	—
Net income (loss) attributable to Terex Corporation	$4.98	$(0.79)

Weighted average number of shares outstanding in per share calculation
Basic	108.4	94.8
Diluted	108.4	94.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	March 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$1,796.2	$929.5
Investments in marketable securities	384.3	0.6
Trade receivables (net of allowance of $60.1 at March 31, 2010 and December 31, 2009)	608.9	593.8
Inventories	1,322.5	1,343.9
Deferred taxes	29.5	120.5
Other current assets	143.7	203.0
Current assets – discontinued operations	109.0	723.3
Total current assets	4,394.1	3,914.6
Long-term assets
Property, plant and equipment - net	573.6	605.0
Goodwill	491.5	511.1
Deferred taxes	173.6	145.8
Other assets	326.7	322.8
Long-term assets – discontinued operations	36.6	214.5
Total assets	$5,996.1	$5,713.8

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$63.6	$73.7
Trade accounts payable	569.1	525.1
Accrued compensation and benefits	120.1	130.7
Accrued warranties and product liability	97.2	108.2
Customer advances	109.1	131.8
Other current liabilities	422.8	326.8
Current liabilities – discontinued operations	47.1	258.4
Total current liabilities	1,429.0	1,554.7
Non-current liabilities
Long-term debt, less current portion	1,904.4	1,892.7
Retirement plans and other	421.7	448.2
Non-current liabilities – discontinued operations	116.9	143.8
Total liabilities	3,872.0	4,039.4

Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 120.8 and 120.4 shares at March 31, 2010 and December 31, 2009, respectively	1.2	1.2
Additional paid-in capital	1,242.8	1,253.5
Retained earnings	1,498.1	958.2
Accumulated other comprehensive (loss) income	(41.6)	36.0
Less: Cost of shares of common stock in treasury – 13.0 and 13.1 shares at March 31, 2010 and December 31, 2009, respectively	(598.1)	(598.7)
Total Terex Corporation stockholders’ equity	2,102.4	1,650.2
Noncontrolling interest	21.7	24.2
Total equity	2,124.1	1,674.4
Total liabilities and equity	$5,996.1	$5,713.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)
	Three Months Ended March 31,
	2010	2009
Operating Activities of Continuing Operations
Net income (loss)	$541.6	$(74.5)
Adjustments to reconcile net income (loss) to cash used in operating activities of continuing operations:
Loss (income) from discontinued operations	1.5	(23.6)
Gain on disposition of discontinued operations	(620.4)	-
Depreciation	20.4	16.6
Amortization	6.8	4.8
Deferred taxes	36.9	(22.4)
Gain on sale of assets	(0.4)	(0.3)
Stock-based compensation expense	8.8	9.2
Excess tax benefit from stock-based compensation	(0.9)	-
Asset impairment	4.1	-
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(36.4)	219.6
Inventories	(21.7)	59.2
Trade accounts payable	62.3	(253.3)
Accrued compensation and benefits	(10.9)	(12.0)
Income taxes payable	2.2	(28.2)
Accrued warranties and product liability	(7.6)	(11.4)
Customer advances	(17.8)	5.0
Other, net	(75.2)	13.7
Net cash used in operating activities of continuing operations	(106.7)	(97.6)
Investing Activities
Capital expenditures	(8.5)	(18.1)
Proceeds from disposition of discontinued operations	1,002.0	-
Proceeds from sale of assets	4.3	0.5
Net cash provided by (used in) investing activities of continuing operations	997.8	(17.6)
Financing Activities
Payment of debt issuance costs	-	(3.0)
Principal repayments of long-term debt	(0.6)	-
Proceeds from stock options exercised	0.1	-
Excess tax benefit from stock-based compensation	0.9	-
Net (repayments) borrowings under revolving line of credit agreements	(10.1)	45.3
Purchase of noncontrolling interest	(12.9)	(1.7)
Other, net	(0.4)	(0.3)
Net cash (used in) provided by financing activities of continuing operations	(23.0)	40.3
Cash Flows from Discontinued Operations
Net cash used in operating activities of discontinued operations	(11.8)	(41.6)
Net cash used in investing activities of discontinued operations	-	(2.6)
Net cash provided by (used in) financing activities of discontinued operations	0.1	(0.1)
Net cash used in discontinued operations	(11.7)	(44.3)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(31.4)	(20.9)
Net Increase (Decrease) in Cash and Cash Equivalents	825.0	(140.1)
Cash and Cash Equivalents at Beginning of Period	971.2	484.4
Cash and Cash Equivalents at End of Period	$1,796.2	$344.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2009 has been derived from the audited Consolidated Balance Sheet as of that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

Cash and cash equivalents at March 31, 2010 and December 31, 2009 include $23.3 million and $16.1 million, respectively, which was not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Reclassification. Certain prior year amounts have been reclassified to conform to the current year’s presentation.  On December 20, 2009, the Company entered into a definitive agreement to sell its Mining business to Bucyrus International, Inc. (“Bucyrus”).  The Company completed this transaction on February 19, 2010.  The results of the Mining business were consolidated within the former Materials Processing & Mining Segment.  On December 31, 2009, the Company sold the assets of its construction trailer business.  The results of this business were formerly consolidated within the Aerial Work Platforms (“AWP”) segment.  On March 11, 2010, the Company entered into a definitive agreement to sell its Atlas heavy construction equipment and knuckle-boom cranes businesses.  The Company completed the portion of this transaction related to the operations in Germany on April 15, 2010.  The results of these businesses were formerly consolidated within the Construction and Cranes segments, respectively.  In March 2010, the Company sold the assets of its Powertrain pumps business and gears business.  The results of these businesses were formerly consolidated within the Construction segment.  Due to the divestiture of these businesses, the reporting of these businesses has been included in discontinued operations for all periods presented.

Recent Accounting Pronouncements.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance related to the transfers of financial assets, which has been codified under Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing.”  This guidance requires entities to provide more information about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets.  It requires additional disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  It also eliminates the concept of a qualifying special-purpose entity and will change the requirements for de-recognition of financial assets.  This guidance is effective for the Company in its interim and annual reporting periods beginning on and after January 1, 2010. Earlier application was prohibited.  Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

In June 2009, the FASB issued guidance amending the consolidation guidance applicable to variable interest entities, which has been codified under ASC 810, “Consolidations.”  It replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  It also requires additional disclosures about an enterprise’s involvement in variable interest entities.  This guidance was effective for the Company in its interim and annual reporting periods beginning on and after January 1, 2010. Earlier application was prohibited.  Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

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

Arrangement consideration shall be allocated at the inception of the arrangement to all deliverables based on their relative selling price, except under certain circumstances such as items recorded at fair value and items not contingent upon the delivery of additional items or meeting other specified performance conditions.  The selling price for each deliverable shall be determined using vendor specific objective evidence (“VSOE”) of selling price, if it exists, otherwise third-party evidence of selling price.  If neither VSOE nor third party evidence exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable.  This guidance eliminates the use of the residual value method for determining allocation of arrangement consideration and it allows the use of an entity's best estimate to determine the selling price if VSOE and third party evidence cannot be determined.  It also requires additional disclosures such as the nature of the arrangement, certain provisions within the arrangement, significant factors used to determine selling prices and the timing of revenue recognition related to the arrangement.  This guidance shall be effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company is currently evaluating the impact that adoption of this guidance will have on the determination and reporting of its financial results.

In January 2010, the FASB issued Accounting Standards Update 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary − a Scope Clarification,” which amends ASC 810, “Consolidations.”  This amendment requires new disclosures, including a description of valuation techniques and inputs used to measure the fair value of any retained investment in a former subsidiary, the nature of any continuing involvement in the subsidiary or acquirer after deconsolidation and information regarding related party involvement before and after the transaction.  This guidance was effective for the Company in its interim and annual reporting periods beginning after December 15, 2009.  Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measurements and Disclosures.”  This amendment requires new disclosures, including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements.  It also clarified guidance related to determining the appropriate classes of assets and liabilities and the information to be provided for valuation techniques used to measure fair value.  This guidance with respect to significant transfers in and out of Levels 1 and 2 was effective for the Company in its interim and annual reporting periods beginning after December 15, 2009.  Adoption of this portion of the guidance did not have a significant impact on the determination or reporting of the Company’s financial results.  This guidance with respect to Level 3 fair value measurements is effective for the Company in its interim and annual reporting periods beginning after December 15, 2010.  The Company is currently evaluating the impact that adoption of this portion of the guidance will have on the determination and reporting of its financial results.

Accounts Receivable and Allowance for Doubtful Accounts.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical customer review.  The Company reviews its allowance for doubtful accounts at least quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectibility.  All other balances are reviewed on a pooled basis by type of receivable.  Account balances are charged off against the allowance when the Company determines that the receivable will not be recovered.  Given current economic conditions, there can be no assurance that the Company’s historical accounts receivable collection experience will be indicative of future results.  The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note N - “Litigation and Contingencies.”  Substantially all receivables were trade receivables at March 31, 2010 and December 31, 2009.

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value.  Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business.  The Company uses data developed by business segment management as well as macroeconomic data in making these calculations.  The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset.  The Company did not have any impairment for the three months ended March 31, 2009.  The Company recognized fixed asset impairments of $4.1 million for the three months ended March 31, 2010, of which $2.4 million was recognized as part of restructuring costs.  See Note K – “Restructuring and Other Charges.”

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Three Months Ended March 31, 2010
Balance at beginning of period	$126.2
Accruals for warranties issued during the period	21.7
Changes in estimates	(0.8)
Settlements during the period	(25.2)
Foreign exchange effect/other	(4.7)
Balance at end of period	$117.2

NOTE B – BUSINESS SEGMENT INFORMATION

Terex is a diversified global equipment manufacturer of a variety of machinery products.  The Company is focused on delivering reliable, customer-driven solutions for a wide range of commercial applications, including the construction, infrastructure, quarrying, mining, shipping, transportation, refining, energy and utility industries.  The Company operates in four reportable segments: (i) AWP; (ii) Construction; (iii) Cranes; and (iv) Materials Processing (“MP”).

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

The Construction segment designs, manufactures and markets heavy and compact construction equipment, as well as roadbuilding equipment, including asphalt and concrete equipment, landfill compactors and bridge inspection equipment.  Construction, forestry, rental, mining, industrial and government customers use these products in construction and infrastructure projects to build roads and bridges and in coal, minerals, sand and gravel operations.

The Cranes segment designs, manufactures, services and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck-mounted cranes (boom trucks) and specialized port and rail equipment, including straddle carriers, gantry cranes, mobile harbor cranes, ship-to-shore cranes, telescopic container stackers, lift trucks and forklifts, as well as their related replacement parts and components.  These products are used primarily for construction, repair and maintenance of commercial buildings, manufacturing facilities and infrastructure and material handling at port and railway facilities.  The Company acquired the port equipment businesses of Reggiane Cranes and Plants S.p.A. and Noell Crane Holding GmbH (collectively, “Terex Port Equipment” or the “Port Equipment Business”) on July 23, 2009.  The results of the Port Equipment Business are included in the Cranes segment from its date of acquisition.

The MP segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders and related components and replacement parts.  Construction, quarrying, mining and government customers use these products in construction and infrastructure projects and various quarrying and mining applications.

The Company also assists customers in their rental, leasing and acquisition of our products through Terex Financial Services.

Business segment information is presented below, and prior period amounts have been retrospectively adjusted to conform to this presentation (in millions):

	Three Months Ended March 31,
	2010	2009
Net Sales
Aerial Work Platforms	$215.7	$226.3
Construction	204.5	235.5
Cranes	413.7	443.0
Materials Processing	108.2	82.7
Corporate and Other / Eliminations	(6.2)	(21.7)
Total	$935.9	$965.8

(Loss) Income from Operations
Aerial Work Platforms	$(20.3)	$(39.5)
Construction	(22.8)	(68.1)
Cranes	(3.1)	29.6
Materials Processing	(0.3)	(18.0)
Corporate and Other / Eliminations	(20.0)	(15.0)
Total	$(66.5)	$(111.0)

	March 31, 2010	December 31, 2009
Identifiable Assets
Aerial Work Platforms	$670.0	$657.6
Construction	1,109.0	1,099.2
Cranes	2,189.1	2,216.0
Materials Processing	910.4	964.8
Corporate and Other / Eliminations	972.0	(161.5)
Discontinued operations	145.6	937.7
Total	$5,996.1	$5,713.8

NOTE C – INCOME TAXES

The effective tax rate on continuing operations for the three months ended March 31, 2010 was 32.3%, as compared to an effective tax rate of 28.1% for the three months ended March 31, 2009.  The principal drivers of the higher tax benefit were lower expenses for uncertain tax positions and the jurisdictional mix of income and losses of Terex entities worldwide.

The Company conducts business globally and the Company and its subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions, as required.  In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Germany, Italy, the United Kingdom and the U.S.  Various entities of the Company are currently under audit in Australia, Germany, Italy, the United Kingdom, the U.S. and elsewhere.  For example, German tax authorities are examining various intercompany transactions in connection with audits in Germany.  With respect to all uncertain tax positions, where the Company has determined that its tax return filing position does not satisfy the more likely than not recognition threshold of ASC 740-10, it has recorded no tax benefits.  Where the Company has determined that its tax return filing positions are more likely than not to be sustained, the Company has measured and recorded the largest amount of tax benefit greater than 50% likely to be realized.

In April 2010, the Internal Revenue Service (“IRS”) issued a notice of assessment for additional tax of approximately $3 million with respect to the 2005, 2006 and 2007 tax years.  The Company expects to consent to the assessment and pay the additional tax, plus interest, in the second quarter of 2010, which would settle the IRS audit for these tax years.  As a result of uncertainties regarding the timing of the completion of other tax audits and their possible outcomes, an estimate of the full range of increase or decrease that could occur in the next twelve months and their impact on income tax expense cannot be made.  Due to the high degree of uncertainty regarding the amount and timing of potential future cash flows associated with the remaining unrecognized tax benefits, the Company is unable to make a reasonable estimate of the amount and period in which these remaining uncertain tax positions will be re-measured, effectively settled, or paid.

The Company evaluates the net realizable value of its deferred tax assets each reporting period.  The Company must consider all objective evidence, both positive and negative, in evaluating the future realizability of its deferred tax assets, including tax loss carry forwards.  Realization requires sufficient taxable income to use deferred tax assets.  The Company records a valuation allowance for each deferred tax asset for which realization is assessed as not more likely than not.  The Company’s assessment that deferred tax assets will be realized is based on estimates of future taxable income and other events and is not assured.  If the current estimates of future taxable income are not realized or future estimates of taxable income are reduced because of the challenging economic environment and other conditions or events, the assessment could change and have a material impact on the statement of operations.

The Company does not provide for U.S. federal income taxes or tax benefits on the undistributed earnings or losses of our international subsidiaries because such earnings are reinvested and, in our opinion, will continue to be reinvested indefinitely.  The Company reviews business plans, cash availability, and cash requirements each period to evaluate our assessment that foreign earnings are indefinitely reinvested.  If earnings of foreign subsidiaries are not considered indefinitely reinvested, deferred U.S. income taxes, foreign income taxes, and foreign withholding taxes may have to be accrued.  The Company does not accrue deferred income taxes on the temporary difference between the book and tax basis in domestic subsidiaries where permissible.  At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the investment in subsidiaries is not practical.  The Company records deferred tax assets and liabilities on the book to tax basis temporary differences in investment in subsidiaries when such deferred taxes are required to be recognized.

NOTE D – DISCONTINUED OPERATIONS

On December 20, 2009, the Company entered into a definitive agreement to sell its Mining business, which was previously part of the former Materials Processing & Mining segment, for approximately $1.3 billion. On February 19, 2010, the Company completed this transaction and received approximately $1 billion in cash and approximately 5.8 million shares of Bucyrus common stock.  This transaction allows the Company to invest in its current businesses and focus on products and services where it can maintain and build a strong market presence.  The products divested by the Company in the transaction include hydraulic mining excavators, high capacity surface mining trucks, track and rotary blasthole drills, drill tools and highwall mining equipment, as well as the related parts and aftermarket service businesses, including the Company-owned distribution locations.  The Company recorded a gain on the sale of its Mining business of approximately $620 million, net of tax.  Bucyrus has provided the Company with a closing date net asset value statement of the Mining business that would require a substantial payment from the Company to Bucyrus.  The Company believes that the Bucyrus calculation of the closing date net asset value is incorrect and not in accordance with the terms of the definitive agreement.  The Company objects to the Bucyrus statement and will be providing Bucyrus with a revised closing date net asset value statement that it believes will not require any payment from the Company to Bucyrus.

The Company accounts for the shares of Bucyrus common stock received as “available for sale” securities as defined in ASC 320, “Investments – Debt and Equity Securities.”  As such, the carrying value of the Bucyrus common stock will be adjusted on a quarterly basis based on changes in fair value of the stock with the corresponding entry for unrealized gains and losses recorded in Other comprehensive income.  This stock is traded in an active market and measured under the Level 1 fair value category as defined in Note J – “Fair Value Measurements.”

On December 31, 2009, the Company completed the sale of substantially all of the assets used in its construction trailer operations, which was formerly part of the AWP segment.  The total purchase price paid at closing was $3.1 million, comprised of $0.1 million in cash and $3.0 million of promissory notes.  The promissory notes are secured by a security agreement and a mortgage on the real estate sold in the transaction.

In March 2010, the Company sold the assets of its Powertrain gears business and pumps business, which were formerly part of the Construction segment.  Total proceeds on the sale of these businesses were approximately $2 million.

On March 11, 2010, the Company entered into an agreement to sell its Atlas heavy construction equipment and knuckle-boom crane businesses (collectively, “Atlas”) to Atlas Machinen GmbH (“Atlas Machinen”).  Fil Filipov, a former Terex executive and the father of Steve Filipov, the Company’s President, Developing Markets and Strategic Accounts, is the Chairman of Atlas Machinen.  The Atlas product lines being divested in the transaction include crawler, wheel and rail excavators, knuckle-boom truck loader cranes and Terex ® Atlas branded material handlers.  The transaction also includes the Terex Atlas UK distribution business for truck loader cranes in the United Kingdom and the Terex minority ownership position in the Atlas Chinese joint venture.  The Atlas business was formerly reported in the Construction segment, with the exception of the knuckle-boom truck loader cranes, which were reported in the Cranes segment.  On April 15, 2010, the Company completed the portion of this transaction related to the operations in Germany.  The sale of the remaining portions of the business are expected to be completed later in 2010.

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Income (in millions):

	Three Months Ended March 31,
	2010	2009
Net sales	$154.4	$337.5

(Loss) income from discontinued operations before income taxes	$(5.5)	$37.9
Benefit from (provision for) income taxes	4.0	(14.3)
(Loss) income from discontinued operations – net of tax	$(1.5)	$23.6

Gain on disposition of discontinued operations	$870.5	$-
Provision for income taxes	(250.1)	-
Gain on disposition of discontinued operations – net of tax	$620.4	$-

The following table provides the amounts of assets and liabilities reported in discontinued operations in the Condensed Consolidated Balance Sheet (in millions):

	March 31, 2010	December 31, 2009
Cash and cash equivalents	$-	$41.7
Trade receivables, net	25.9	169.6
Inventories	77.4	479.3
Other current assets	5.7	32.7
Current assets – discontinued operations	$109.0	$723.3

Property, plant and equipment - net	$22.6	$67.4
Goodwill	-	70.6
Other assets	14.0	76.5
Long-term assets – discontinued operations	$36.6	$214.5

Trade accounts payable	$27.5	$104.8
Accrued compensation and benefits	5.6	23.3
Accrued warranties and product liability	4.2	38.8
Customer advances	0.5	7.6
Other current liabilities	9.3	83.9
Current liabilities – discontinued operations	$47.1	$258.4

Non – current liabilities – discontinued operations	$116.9	$143.8

The following table provides the amounts of cash and cash equivalents as presented in the Condensed Consolidated Statement of Cash Flows (in millions):

	March 31, 2010	December 31, 2009
Cash and cash equivalents:
Cash and cash equivalents – continuing operations	$1,796.2	$929.5
Cash and cash equivalents – discontinued operations	-	41.7
Total cash and cash equivalents	$1,796.2	$971.2

As a condition of the sales of the Company’s Mining business to Bucyrus, and Atlas business to Atlas Machinen, the parties have entered into transition services agreements.  The agreements require Terex to provide the respective counterparties to the transactions with certain general and administrative functions and the use of certain business related assets for a period after the close of the sale in exchange for a fee.

NOTE E – EARNINGS PER SHARE

	(in millions, except per share data)
	Three Months Ended March 31,
	2010	2009
Net loss from continuing operations attributable to Terex Corporation common stockholders	$(79.0)	$(98.5)
(Loss) income from discontinued operations-net of tax	(1.5)	23.6
Gain on disposition of discontinued operations-net of tax	620.4	-
Net income (loss) attributable to Terex Corporation	$539.9	$(74.9)

Basic shares:
Weighted average shares outstanding	108.4	94.8

Earnings per share - basic:
Loss from continuing operations	$(0.73)	$(1.04)
(Loss) income from discontinued operations-net of tax	(0.01)	0.25
Gain on disposition of discontinued operations-net of tax	5.72	-
Net income (loss) attributable to Terex Corporation	$4.98	$(0.79)

Diluted shares:
Weighted average shares outstanding	108.4	94.8
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	-	-

Diluted weighted average shares outstanding	108.4	94.8

Earnings per share - diluted:
Loss from continuing operations	$(0.73)	$(1.04)
(Loss) income from discontinued operations-net of tax	(0.01)	0.25
Gain on disposition of discontinued operations-net of tax	5.72	-
Net income (loss) attributable to Terex Corporation	$4.98	$(0.79)

The following table provides information to reconcile amounts reported on the Condensed Consolidated Statement of Income to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions):

Noncontrolling Interest Attributable to Common Stockholders
	Three Months Ended March 31,
	2010	2009
Loss from continuing operations - as reported	$(77.3)	$(98.1)
Less: Noncontrolling interest attributed to loss from continuing operations	(1.7)	(0.4)
Loss from continuing operations attributable to common stockholders	$(79.0)	$(98.5)

Weighted average options to purchase 0.6 million and 0.8 million shares of Common Stock were outstanding during the three months ended March 31, 2010 and 2009, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 1.4 million and 1.6 million were outstanding during the three months ended March 31, 2010 and 2009, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive.  ASC 260, “Earnings per Share” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

The 4% Convertible Notes described in Note L – “Long-Term Obligations” are dilutive to the extent that the volume-weighted average price of the Common Stock of the 4% Convertible Notes for the three months ended March 31, 2010 was greater than $16.25 per share and earnings from continuing operations were positive. The number of shares that were contingently issuable for the 4% Convertible Notes as of December 31, 2009 was 2.7 million, but were not included in the computation of diluted shares because the effect would have been anti-dilutive.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2010	December 31, 2009
Finished equipment	$384.4	$388.6
Replacement parts	208.6	216.5
Work-in-process	346.9	342.4
Raw materials and supplies	382.6	396.4
Inventories	$1,322.5	$1,343.9

Reserves for lower of cost or market value, excess and obsolete inventory were $104.5 million and $110.8 million at March 31, 2010 and December 31, 2009, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):
	March 31, 2010	December 31, 2009
Property	$82.7	$90.5
Plant	303.3	293.9
Equipment	502.1	529.0

Less: Accumulated depreciation	(314.5)	(308.4)
Property, plant and equipment – net	$573.6	$605.0

NOTE H – GOODWILL

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):
	Aerial Work Platforms	Construction	Cranes	Materials Processing	Total
Balance at December 31, 2009, gross	$150.7	$438.8	$224.1	$202.3	$1,015.9
Accumulated impairment	(42.8)	(438.8)	-	(23.2)	(504.8)
Balance at December 31, 2009, net	107.9	-	224.1	179.1	511.1

Foreign exchange effect and other	(0.9)	-	(9.3)	(9.4)	(19.6)

Balance at March 31, 2010, gross	149.8	438.8	214.8	192.9	996.3
Accumulated impairment	(42.8)	(438.8)	-	(23.2)	(504.8)
Balance at March 31, 2010, net	$107.0	$-	$214.8	$169.7	$491.5

NOTE I – DERIVATIVE FINANCIAL INSTRUMENTS

In the normal course of business, the Company enters into two types of derivatives to hedge its interest rate exposure and foreign currency exposure: hedges of fair value exposures and hedges of cash flow exposures.  Fair value exposures relate to recognized assets or liabilities and firm commitments, while cash flow exposures relate to the variability of future cash flows associated with recognized assets or liabilities or forecasted transactions.  Additionally, the Company has entered into derivative contracts that are intended to partially mitigate risks associated with the shares of common stock of Bucyrus acquired in connection with the sale of the Mining business.  These contracts have not been designated as hedges because they do not meet the requirements for hedge accounting.

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

In November 2007, the Company entered into an interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment.  At March 31, 2010, the Company had $400.0 million notional amount of this interest rate swap agreement outstanding, which matures in 2017.  The fair market value of this swap at March 31, 2010 and December 31, 2009 was a gain of $44.4 million and $30.2 million, respectively, which is recorded in Other assets.

The Company had entered into a prior interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment.  At December 31, 2006, the Company had $200.0 million notional amount of this interest rate swap agreement outstanding, which would have matured in 2014.  To maintain an appropriate balance between floating and fixed rate obligations on its mix of indebtedness, the Company exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million.  This loss is recorded as an adjustment to the carrying value of the hedged debt and will be amortized through the original debt maturity date of 2014.

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At March 31, 2010, the Company had $325.1 million notional amount of currency exchange forward contracts outstanding, most of which mature on or before March 31, 2010.  The fair market value of these contracts at March 31, 2010 was a net gain of $1.9 million.  At March 31, 2010, $244.5 million notional amount ($2.1 million of fair value gains) of these swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified transactions.  During 2010 and 2009, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income (loss), and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

The Company entered into a stockholders agreement with Bucyrus that contains certain restrictions, including providing for Terex’s commitment that it will not directly or indirectly sell or otherwise transfer its economic interest in the shares of Bucyrus stock received by it for a period of one year, subject to certain exceptions, including transfers to affiliates.  As a result, in order to partially mitigate the risks associated with the shares of Bucyrus stock, the Company entered into proxy derivatives using a basket of stocks whose prices have historically been highly correlated with the Bucyrus stock price.  The derivative contracts purchased by the Company expire in the first quarter of 2011.  During the three months ended March 31, 2010, the Company paid premiums of approximately $21 million to enter into derivative trades with several highly rated counterparties to mitigate the risk of approximately 95% of the notional value of the Bucyrus stock based on historic prices.  Assuming correlations between Bucyrus and the basket are consistent with the historical correlations, these derivatives will protect a portion of the downside risk while allowing the Company to keep any upside gain in the Bucyrus stock.

The Company has not classified these derivatives as hedges.  As a result, the Company will mark the derivatives to market quarterly through current period earnings.  As of March 31, 2010, the derivatives, for which the Company paid approximately $21 million in premiums, were worth $13.5 million, which was reflected on the Condensed Consolidated Balance Sheet in Other current assets.  The $7.5 million decline in value was recorded as an expense within Other income (expense) on the Condensed Consolidated Statement of Operations.  The value of the derivatives is a function of time and the intrinsic value of the derivative.  When the derivative contracts expire, the time value of the derivative will be zero.  During the three months ended March 31, 2010, time passed and the price of the basket rose, both of which reduced the value of the derivatives.

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	March 31, 2010	December 31, 2009
Foreign exchange contracts	Other current assets	$7.4	$8.3
Interest rate contract	Other assets	44.4	30.2
Total asset derivatives		$51.8	$38.5

Liability Derivatives
Foreign exchange contracts	Other current liabilities	$5.6	$11.6
Interest rate contract	Long-term debt, less current portion	41.5	27.1
Total liability derivatives		$47.1	$38.7

Total Derivatives		$4.7	$(0.2)

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	March 31, 2010	December 31, 2009
Option derivative contracts	Other current assets	$13.5	$-

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Income and Accumulated Other Comprehensive Income (Loss) (“OCI”) for the three months ended March 31, 2010 and 2009, respectively (in millions):

Gain Recognized on Derivatives in Income:
Fair Value Derivatives	Location	2010	2009
Interest rate contract	Interest expense	$4.9	$3.5

Gain (Loss) Recognized on Derivatives in OCI:
Cash Flow Derivatives		2010	2009
Foreign exchange contracts		$4.9	$(5.4)

Gain (Loss) Reclassified from Accumulated OCI into Income (Effective):
Account		2010	2009
Cost of goods sold		$(2.2)	$4.7
Other income (expense) - net		(0.3)	(1.7)
Total		$(2.5)	$3.0

Gain (Loss) Recognized on Derivatives (Ineffective) in Income:
Account		2010	2009
Other income (expense) - net		$(2.1)	$1.5

The following table provides the effect of derivative instruments that are not designated as hedges in the Condensed Consolidated Statement of Income and OCI for the three months ended March 31, 2010 and 2009, respectively (in millions):

Loss Recognized on Derivatives not designated as hedges in Income:
Account	2010	2009
Other income (expense) - net	$(7.5)	$-

Counterparties to the Company’s interest rate swap agreement, equity derivative contracts and currency exchange forward contracts are major financial institutions with credit ratings of investment grade or better and no collateral is required.  There are no significant risk concentrations.  Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is unlikely and any losses would be immaterial.

Unrealized net gains (losses), net of tax, included in OCI for the three months ended March 31, 2010 and 2009, respectively, are as follows (in millions):

	2010	2009
Balance at beginning of period	$(3.6)	$(1.0)
Additional gains (losses)	5.0	(3.7)
Amounts reclassified to earnings	(0.3)	(1.7)
Balance at end of period	$1.1	$(6.4)

The estimated amount of existing pre-tax net gains for derivative contracts recorded in OCI as of March 31, 2010 that are expected to be reclassified into earnings in the next twelve months is $1.1 million.

NOTE J – FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis under the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) include interest rate swap and foreign currency forward contracts discussed in Note I - “Derivative Financial Instruments.”  These contracts are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  ASC 820  establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

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

Determining which category an asset or liability falls within this hierarchy requires judgment.  The Company evaluates its hierarchy disclosures each quarter.  As discussed in Note I - “Derivative Financial Instruments,” the Company has three types of derivative instruments that it records at fair value on a recurring basis: the interest rate swap, option derivative contracts and foreign exchange contracts.  The interest rate swap and option derivative contracts are categorized under Level 2 of the hierarchy above and are recorded at March 31, 2010 as assets of $44.4 million and $13.5 million, respectively.  The foreign exchange contracts are categorized under Level 1 of the hierarchy above and are recorded at March 31, 2010 as a net asset of $1.4 million.  The fair value of the interest rate swap agreement is based on LIBOR yield curves at the reporting date.    The fair values of the option derivative contracts are based on observable market prices at the reporting date.  The fair values of the foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date.

NOTE K – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions.  Given economic trends from 2008 into 2010, the Company initiated certain restructuring programs across all segments to better utilize its workforce and optimize facility utilization to match the decreased demand for its products.

The workforce restructuring activities reduced the number of team members at all levels and caused the Company to incur costs for employee termination benefits related to headcount reductions.  The majority of the headcount reductions in the Construction segment occurred in Europe where there is generally a higher cost associated with such reductions.  The existing reserve balance as of March 31, 2010 for the workforce restructuring activities is expected to be paid primarily in the second quarter of 2010 except for certain activities in the Cranes segment, which are dependent on the expiration of certain government benefits.  The costs incurred during the period for employee termination benefits include the impact of expected future headcount reductions.

The following table provides information by segment of the number of team members reduced during the three months ended March 31, 2010:

Number of headcount reductions

Aerial Work Platforms	4
Construction	13
Cranes	4
Materials Processing	14
Corporate and Other	-
Total	35

The Company implemented restructuring activities at certain facilities in its AWP segment to better utilize manufacturing capacity.  The Company is relocating telehandler production from Baraga, Michigan to its Moses Lake, Washington facility.  This restructuring is expected to cost $2.2 million, of which $1.9 million has been incurred to date, and result in reductions of approximately 86 team members.  This program is expected to be completed by the end of the second quarter of 2010.

To optimize facility utilization, the Company established a restructuring program to move its crushing and screening manufacturing business from Cedarapids, Iowa within the MP segment to other facilities primarily in North America. Engineering, sales and service functions for materials processing equipment currently made at the plant will be retained at the facility for the near future.  The program is expected to cost $4.0 million, of which $1.5 million has been incurred to date, result in headcount reductions of approximately 186 team members and be completed by the end of the second quarter of 2010.  Costs of $0.1 million were charged to Cost of goods sold (“COGS”) in the three months ended March 31, 2010 for this program.

The Company established a restructuring program within the MP segment to realize cost synergies and support its joint brand strategy by consolidating certain of its crushing equipment manufacturing businesses.  This program will result in the relocation of its Pegson operations in Coalville, United Kingdom to Omagh, Northern Ireland. The global design center for crushing equipment will be retained at Coalville for the near future.  The program is expected to cost $8.5 million, of which $5.4 million has been incurred to date, result in headcount reductions of approximately 215 team members and be completed by the end of the second quarter of 2010.  Program costs of $1.6 million were charged to Selling, general and administrative expense (“SG&A”) in the three months ended March 31, 2010.

To reduce its cost structure, the Company implemented a restructuring program in Corporate and Other to streamline its corporate office space.  This program is expected to cost $3.3 million and be completed by the end of the second quarter of 2010.  Program costs of $2.4 million were charged to SG&A in the three months ended March 31, 2010.

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the three months ended March 31, 2010, the cumulative amount of expenses incurred since inception and the total amount expected to be incurred  (in millions):

	Amount incurred during the three months ended March 31, 2010	Cumulative amount incurred through March 31, 2010	Total amount expected to be incurred
Aerial Work Platforms	$0.2	$23.3	$23.5
Construction	0.1	35.1	35.1
Cranes	8.4	12.7	12.7
Materials Processing	1.8	9.4	14.9
Corporate and Other	2.4	5.1	6.0
Total	$12.9	$85.6	$92.2

The following table provides information for all restructuring activities by type of restructuring activity of the amount of expense incurred during the three months ended March 31, 2010, the cumulative amount of expenses incurred since inception and the total amount expected to be incurred  (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred in the three months ended March 31, 2010	$8.6	$1.5	$2.8	$12.9
Cumulative amount incurred through March 31, 2010	$71.7	$5.9	$8.0	$85.6
Total amount expected to be incurred	$72.7	$10.3	$9.2	$92.2

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the three months ended March 31, 2010 (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Restructuring reserve at December 31, 2009	$18.5	$1.8	$1.7	$22.0
Restructuring charges	8.3	1.5	0.2	10.0
Cash expenditures	(7.4)	(1.5)	(0.4)	(9.3)
Restructuring reserve at March 31, 2010	$19.4	$1.8	$1.5	$22.7

In the aggregate, the restructuring charges described above incurred during the three months ended March 31, 2010 and 2009 were included in COGS ($6.4 million and $12.3 million) and SG&A ($6.5 million and $7.6 million), respectively.  Included in the restructuring costs are $2.4 million of asset impairments.

NOTE L – LONG-TERM OBLIGATIONS

2006 Credit Agreement

On July 14, 2006, the Company and certain of its subsidiaries entered into a Credit Agreement (the “2006 Credit Agreement”) with the lenders party thereto (the “Lenders”) and Credit Suisse, as administrative and collateral agent.  The 2006 Credit Agreement provides the Company with a revolving line of credit of up to $550 million available through July 14, 2012 and term debt of $271.6 million that will mature on July 14, 2013.  The revolving line of credit consists of $350 million of domestic revolving loans and $200 million of multicurrency revolving loans.  The 2006 Credit Agreement also originally provided for incremental loan commitments of up to $300 million, which may be extended at the option of the Lenders or other lenders, subject to the approval of the administrative agent, in the form of revolving credit loans, term loans or a combination of both.  As discussed below, the Company drew $136.5 million in incremental term loans under this commitment during the year ended December 31, 2009, leaving up to $163.5 million available.  The 2006 Credit Agreement was amended on January 11, 2008, February 24, 2009, June 3, 2009 and January 15, 2010.

Pursuant to the January 15 amendment, the Company was permitted to (i) acquire shares of common stock of Bucyrus in connection with the disposition of its Mining business and (ii) enter into hedging agreements for the purpose of managing risk because of its investment in Bucyrus stock.  In accordance with this amendment, Terex Mining Australia Pty Ltd has been replaced as the Australian borrower by Terex Lifting Australia Pty Ltd.

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

As of March 31, 2010 and December 31, 2009, the Company had $271.6 million and $272.0 million, respectively, of term loans outstanding under the 2006 Credit Agreement.  Term loans under the 2006 Credit Agreement bear interest at a rate of LIBOR plus 3.75%.  The weighted average interest rate on the term loans under the 2006 Credit Agreement at March 31, 2010 and December 31, 2009 was 4.04% and 4.00%, respectively.

The Company had no revolving credit amounts outstanding as of March 31, 2010 or December 31, 2009.

The 2006 Credit Agreement incorporates facilities for issuance of letters of credit up to $250 million.  Letters of credit issued under the 2006 Credit Agreement letter of credit facility decrease availability under the $550 million revolving line of credit.  As of March 31, 2010 and December 31, 2009, the Company had letters of credit issued under the 2006 Credit Agreement that totaled $50.4 million and $68.9 million, respectively.  The 2006 Credit Agreement also permits the Company to have additional letter of credit facilities up to $100 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit.  As of March 31, 2010 and December 31, 2009, the Company had letters of credit issued under the additional letter of credit facilities of the 2006 Credit Agreement that totaled $7.8 million and $10.8 million, respectively.  The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce our availability under the 2006 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $134.1 million and $152.7 million as of March 31, 2010 and December 31, 2009, respectively.  In total, as of March 31, 2010 and December 31, 2009, the Company had letters of credit outstanding of $192.3 million and $232.4 million, respectively.

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

10-7/8% Senior Notes

On June 3, 2009, the Company sold and issued $300 million aggregate principal amount of 10-7/8% Senior Notes Due 2016 at 97.633% (“10-7/8% Notes”).  The Company used a portion of the approximately $293 million proceeds from the offering of the 10-7/8% Notes, together with a portion of the proceeds from the 4% Convertible Notes discussed below, to prepay a portion of its term loans under the 2006 Credit Agreement and to pay off the outstanding balance under the revolving credit component of the 2006 Credit Agreement.  The 10-7/8% Notes are not currently guaranteed by any of the Company’s subsidiaries, but under specified limited circumstances, along with the 4% Convertible Notes and the 8% Senior Subordinated Notes Due 2017 (“8% Notes”), could be guaranteed by certain domestic subsidiaries of the Company in the future.  The 10-7/8% Notes are redeemable by the Company beginning in June 2013 at an initial redemption price of 105.438% of principal amount.

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

The Company, as issuer of the 4% Convertible Notes, must separately account for the liability and equity components of the 4% Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods.  The Company allocated $54.3 million of the $172.5 million principal amount of the 4% Convertible Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through June 2015.  The Company recorded a related deferred tax liability of $19.4 million on the equity component.  The balance of the 4% Convertible Notes was $123.8 million at March 31, 2010.  The Company recognized interest expense of $3.5 million on the 4% Convertible Notes for the three months ended March 31, 2010.  The interest expense recognized for the 4% Convertible Notes will increase as the discount is amortized using the effective interest method, which accretes the debt balance over its term to $172.5 million at maturity.  Interest expense on the 4% Convertible Notes throughout its term includes 4% annually of cash interest on the maturity balance of $172.5 million plus non-cash interest expense accreted to the debt balance as described.  The 4% Convertible Notes are classified as long-term debt in the Company’s Condensed Consolidated Balance Sheet at March 31, 2010 based on their June 2015 maturity date.

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

Based on indicative price quotations from financial institutions, the Company estimates the fair values of its debt set forth below as of March 31, 2010, as follows (in millions):

7-3/8% Notes	$303
8% Notes	$780
4% Convertible Notes (net of discount)	$192
10-7/8% Notes	$327
Term debt under the 2006 Credit Agreement	$266

The Company believes that the carrying value of its other borrowings approximates fair market value based on discounted future cash flows using rates currently available for debt of similar terms and remaining maturities.

NOTE M – RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of March 31, 2010, the Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”).  Participation in the plan for all employees has been frozen.  Participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only.  The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment.  The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service.  It is the Company’s policy generally to fund the Terex Plan based on the minimum requirements of the Employee Retirement Income Security Act of 1974.  Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds.

The Company adopted a nonqualified Supplemental Executive Retirement Plan (“SERP”) effective October 1, 2002. The SERP provides retirement benefits to certain senior executives of the Company. Generally, the SERP provides a benefit based on average total compensation earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program, excluding salary deferrals and matching contributions. In addition, benefits are reduced by Social Security Primary Insurance Amounts attributable to Company contributions.  The SERP is unfunded.  Participation in the SERP has been frozen.

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

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Components of net periodic cost:
Service cost	$0.5	$0.5	$-	$-
Interest cost	2.1	2.1	0.2	0.2
Expected return on plan assets	(1.8)	(1.6)	-	-
Amortization of prior service cost	0.1	-	-	-
Recognized actuarial loss	0.9	1.3	0.1	0.1
Net periodic cost	$1.8	$2.3	$0.3	$0.3

The Company plans to contribute approximately $10 million to its U.S. defined benefit pension and post-retirement plans for the year ending December 31, 2010.  During the three months ended March 31, 2010, the Company contributed $0.7 million to its U.S. defined benefit pension plans.

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

	Pension Benefits
	Three Months Ended March 31,
	2010	2009
Components of net periodic cost:
Service cost	$1.3	$0.9
Interest cost	2.3	2.0
Expected return on plan assets	(1.2)	(1.0)
Recognized actuarial loss	0.4	0.2
Net periodic cost	$2.8	$2.1

The Company plans to contribute approximately $8 million to its international defined benefit pension plans for the year ending December 31, 2010.  During the three months ended March 31, 2010, the Company contributed $2.9 million to its international defined benefit pension plans.

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

The Company has recently been named in a number of class action lawsuits, which generally cover the period from February 2008 to February 2009.  These lawsuits include three securities class action lawsuits, four ERISA class action lawsuits and one stockholder derivative lawsuit.  The lawsuits allege, among other things, that certain of the Company’s SEC filings and other public statements contained false and misleading statements which resulted in damages to the Company, the plaintiffs and the members of the purported class when they purchased the Company’s securities and that there were breaches of fiduciary duties and of ERISA disclosure requirements.  These actions are at the very early stages and the Company has no information other than as set forth in the complaints.  The complaints all seek, among other things, unspecified compensatory damages, costs and expenses.  The derivative complaint also seeks amendments to the Company’s corporate governance procedures in addition to unspecified compensatory damages from the individual defendants in favor of the Company.  The Company believes that the allegations in the suits are completely without merit, and Terex, its directors and the named executives will vigorously defend against them.  The Company believes that it has acted, and continues to act, in compliance with federal securities laws and ERISA law.

The three securities class action complaints, all filed in the United States District Court, District of Connecticut, are:

•
Sheet Metal Workers Local 32 Pension Fund, individually and on behalf of all others similarly situated v. Terex Corporation, Ronald M. DeFeo, Thomas J. Riordan and Phillip C. Widman, filed December 21, 2009;

•
Michael Glassman, Trustee on behalf of the Kathleen & Michael Glassman Family Trust, individually and on behalf of itself and all others similarly situated v. Terex Corporation, Ronald M. DeFeo, Phillip C. Widman and Thomas J. Riordan, filed January 15, 2010; and

•	James C. Hays, individually and on behalf of himself and all others similarly situated v. Terex Corporation, Ronald M. DeFeo, Phillip C. Widman and Thomas J. Riordan, filed February 5, 2010.

The four ERISA class action complaints, all filed in the United States District Court, District of Connecticut, are:

•
Kenneth M. Lipman, on behalf of himself and a class of persons similarly situated v. Terex Corporation, the Administrative Committee of the Terex Corporation and Affiliates’ 401(k) Retirement Savings Plan, Ronald M. DeFeo, Phillip C. Widman, the Board of Directors of Terex Corporation and Does 1-10, filed January 5, 2010;

•
Eddie Webb and Binyam Ghebreghiorgis, individually and on behalf of all others similarly situated  v. Terex Corporation, Ronald M. DeFeo, G. Chris Andersen, Paula H. J. Cholmondeley, Donald DeFosset, William H. Fike, Thomas J. Hansen, Donald P. Jacobs, David A. Sachs, Oren G. Shaffer, David C. Wang, Helge H. Wehmeier, Phillip C. Widman, Administrative Committee of the Terex Corporation and Affiliates’ 401(k) Retirement Savings Plan and Does 1-10, filed February 3, 2010;

•
Scott Hollander, on behalf of himself and all others similarly situated v. Terex Corporation, Ronald DeFeo, G. Chris Andersen, Paula Cholmondeley, Donald DeFosset, William Fike, Thomas Hansen, Donald Jacobs, David Sachs, Oren Shaffer, David Wang, Helge Wehmeier, the Administrative Committee of The Terex Corporation and Affiliates' 401 (k) Retirement Savings Plan, Phillip Widman and Does 1-20, filed February 8, 2010; and

•
Mark Caswell, on behalf of himself and all others similarly situated v. Terex Corporation, Ronald DeFeo, G. Chris Anderson, Paula H. J. Cholmondeley, Donald DeFosset, William H. Fike, Thomas J. Hansen, Donald P. Jacobs, David A. Sachs, Oren G. Shaffer, David C. Wang, Helge H. Wehmeier, The Administrative Committee of the Terex Corporation and Affiliates’ 401(k) Retirement Savings Plan, Phillip C. Widman, and Does 1-20, filed February 23, 2010.

The stockholder derivative complaint was filed on April 12, 2010 in the United States District Court, District of Connecticut and is entitled Peter Derrer, derivatively on behalf of Terex Corporation v. Ronald M. Defeo, Phillip C. Widman, Thomas J. Riordan, G. Chris Andersen, Donald P. Jacobs, David A. Sachs, William H. Fike, Donald DeFosset, Helge H. Wehmeier, Paula H.J. Cholmondeley, Oren G. Shaffer, Thomas J. Hansen, and David C. Wang, and Terex Corporation.

The Company is involved in various other legal proceedings, including workers’ compensation liability and intellectual property litigation, which have arisen in the normal course of its operations.  The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company’s outstanding letters of credit totaled $192.3 million at March 31, 2010.  The letters of credit generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet.  Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

As of March 31, 2010 and December 31, 2009, the Company’s maximum exposure to such credit guarantees was $233.0 million and $236.2 million, respectively, including total guarantees issued by Terex Demag GmbH, part of the Cranes segment, of $146.4 million and $151.4 million, respectively, and Genie Holdings, Inc. and its affiliates, part of the AWP segment, of $41.3 million and $41.7 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Given current financial and economic conditions, there can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  The maximum exposure for residual value guarantees issued by the Company totaled $25.0 million and $26.7 million as of March 31, 2010 and December 31, 2009, respectively.  The Company is able to mitigate some of the risk associated with these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of March 31, 2010 and December 31, 2009, the Company’s maximum exposure pursuant to buyback guarantees was $132.1 million and $138.6 million, respectively, including total guarantees issued by Genie of $128.8 million and $133.6 million, respectively. The Company is able to mitigate some of the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

Given current economic conditions, there can be no assurance that our historical experience in used equipment markets will be indicative of future results.  Our ability to recover losses experienced from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

As of March 31, 2010 and December 31, 2009, the Company has recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Condensed Consolidated Balance Sheet of approximately $20 million and $21 million, respectively, for the estimated fair value of all guarantees provided.

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

	Three Months Ended March 31,
	2010	2009
Net income(loss)	$541.6	$(74.5)
Other comprehensive income (loss):
Pension liability adjustment	6.7	1.1
Equity securities adjustment	19.7	-
Translation adjustment	(108.7)	(70.1)
Derivative hedging adjustment	4.7	(5.4)
Comprehensive income (loss)	464.0	(148.9)
Comprehensive income attributable to noncontrolling interest	(1.7)	(0.4)
Comprehensive income (loss) attributable to Terex Corporation	$462.3	$(149.3)

During the three months ended March 31, 2010, the Company purchased 29% of the noncontrolling interest in one of its consolidated subsidiaries in the Construction segment.  The result of the transaction was a decrease in Noncontrolling interest of $0.7 million and a decrease in Additional paid-in capital of $12.3 million in the Condensed Consolidated Balance Sheet as of March 31, 2010.

During the first quarter of 2010, the Company granted 1.9 million shares of restricted stock to its employees with a weighted average grant date fair value of $20.12 per share.  Approximately 63% of these restricted stock awards vest ratably over a five-year period.  Approximately 35% of the shares granted are based on performance targets containing a market condition.  The Company used the Monte Carlo method to determine grant date fair values of $16.17-$19.08 per share and a derived service period of four years for the awards with a market condition.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

Dividend yields	0.00%
Expected volatility	59.04%
Risk free interest rate	3.04%
Expected life (in years)	4

During the three months ended March 31, 2010, the Company issued 41 thousand shares of its outstanding Common Stock to a deferred compensation plan under a Rabbi Trust.

NOTE P – CONSOLIDATING FINANCIAL STATEMENTS

On November 25, 2003, the Company sold and issued $300 million aggregate principal amount of the 7-3/8% Notes.  As of December 31, 2008, the 7-3/8% Notes were jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): Amida Industries, Inc., A.S.V., Inc., CMI Terex Corporation, Duvalpilot Equipment Outfitters, LLC, Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS National, Inc., Hydra Platforms Mfg. Inc., Loegering Mfg. Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Powerscreen USC Inc., PPM Cranes, Inc., Schaeff Incorporated, Schaeff of North America, Inc., Spinnaker Insurance Company, Terex Advance Mixer, Inc., Terex Aerials, Inc., Terex Financial Services, Inc., Terex USA, LLC, Terex Utilities, Inc., Terex-RO Corporation and Terex-Telelect, Inc.  All of the guarantees are full and unconditional.  No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 7-3/8% Notes.

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 2010
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$39.1	$313.1	$691.3	$(107.6)	$935.9
Cost of goods sold	(39.3)	(298.4)	(607.3)	107.6	(837.4)
Gross profit	(0.2)	14.7	84.0	-	98.5
Selling, general & administrative expenses	(20.3)	(44.4)	(100.3)	-	(165.0)
Loss from operations	(20.5)	(29.7)	(16.3)	-	(66.5)
Interest income	0.3	0.1	0.7	-	1.1
Interest expense	(26.6)	(1.8)	(7.5)	-	(35.9)
Income from subsidiaries	616.3	-	-	(616.3)	-
Other income (expense) - net	(7.1)	(0.3)	(5.5)	-	(12.9)
(Loss) income from continuing operations before income taxes	562.4	(31.7)	(28.6)	(616.3)	(114.2)
Benefit from income taxes	21.3	10.4	5.2	-	36.9
(Loss) income from continuing operations	583.7	(21.3)	(23.4)	(616.3)	(77.3)
Loss from discontinued operations – net of tax	(1.1)	(1.6)	1.2	-	(1.5)
Gain on disposition of discontinued operations	(42.7)	81.5	581.6	-	620.4
Net income	539.9	58.6	559.4	(616.3)	541.6
Less: Net income attributable to noncontrolling interest	-	-	(1.7)	-	(1.7)
Net income attributable to Terex Corporation	$539.9	$58.6	$557.7	$(616.3)	$539.9

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 2009
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$27.2	$341.4	$675.5	$(78.3)	$965.8
Cost of goods sold	(31.1)	(340.2)	(605.7)	78.3	(898.7)
Gross profit	(3.9)	1.2	69.8	-	67.1
Selling, general & administrative expenses	(13.8)	(58.2)	(106.1)	-	(178.1)
Loss from operations	(17.7)	(57.0)	(36.3)	-	(111.0)
Interest income	-	0.1	1.0	-	1.1
Interest expense	(14.3)	(2.4)	(6.7)	-	(23.4)
Loss from subsidiaries	(75.9)	-	-	75.9	-
Other income (expense) - net	4.2	(0.1)	(7.3)	-	(3.2)
Loss from continuing operations before income taxes	(103.7)	(59.4)	(49.3)	75.9	(136.5)
Benefit from income taxes	12.4	19.9	6.1	-	38.4
Loss from continuing operations	(91.3)	(39.5)	(43.2)	75.9	(98.1)
Income from discontinued operations – net of tax	16.4	12.0	(4.8)	-	23.6
Net loss	(74.9)	(27.5)	(48.0)	75.9	(74.5)
Less: Net income attributable to noncontrolling interest	-	-	(0.4)	-	(0.4)
Net loss attributable to Terex Corporation	$(74.9)	$(27.5)	$(48.4)	$75.9	$(74.9)

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2010
(in millions)

	Terex Corporation	Wholly-Owned Guarantors	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$790.7	$1.6	$1,003.9	$-	$1,796.2
Investments in marketable securities	384.3	-	-	-	384.3
Trade receivables - net	20.8	133.1	455.0	-	608.9
Intercompany receivables	6.1	71.0	28.1	(105.2)	-
Inventories	55.9	311.5	955.1	-	1,322.5
Other current assets	37.3	8.2	127.7	-	173.2
Current assets – discontinued operations	-	-	109.0	-	109.0
Total current assets	1,295.1	525.4	2,678.8	(105.2)	4,394.1
Property, plant & equipment - net	52.3	118.7	402.6	-	573.6
Goodwill	4.9	145.6	341.0	-	491.5
Non-current intercompany receivables	904.7	48.1	172.8	(1,125.6)	-
Investment in and advances to (from) subsidiaries	2,576.8	(965.9)	2,448.7	(4,049.6)	10.0
Other assets	127.6	158.8	203.9	-	490.3
Non-current assets – discontinued operations	-	-	36.6	-	36.6

Total assets	$4,961.4	$30.7	$6,284.4	$(5,280.4)	$5,996.1

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$2.8	$6.0	$54.8	$-	$63.6
Trade accounts payable	17.2	105.9	446.0	-	569.1
Intercompany payables	(26.7)	19.5	112.4	(105.2)	-
Accruals and other current liabilities	67.2	102.0	580.0	-	749.2
Current liabilities – discontinued operations	60.5	(3.6)	(9.8)	-	47.1
Total current liabilities	121.0	229.8	1,183.4	(105.2)	1,429.0
Long-term debt, less current portion	1,444.0	119.2	341.2	-	1,904.4
Non-current intercompany payables	1,173.6	(1,031.4)	983.4	(1,125.6)	-
Retirement plans and other long-term liabilities	120.4	106.0	195.3	-	421.7
Non-current liabilities – discontinued operations	-	-	116.9	-	116.9
Stockholders’ equity	2,102.4	607.1	3,464.2	(4,049.6)	2,124.1

Total liabilities and stockholders’ equity	$4,961.4	$30.7	$6,284.4	$(5,280.4)	$5,996.1

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2009
(in millions)

	Terex Corporation	Wholly-Owned Guarantors	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$578.6	$1.6	$349.3	$-	$929.5
Investments in marketable securities	0.6	-	-	-	0.6
Trade receivables - net	16.1	120.8	456.9	-	593.8
Intercompany receivables	5.5	44.7	6.9	(57.1)	-
Inventories	63.2	305.7	975.0	-	1,343.9
Other current assets	175.2	9.2	139.1	-	323.5
Current assets – discontinued operations	157.2	25.2	563.8	(22.9)	723.3
Total current assets	996.4	507.2	2,491.0	(80.0)	3,914.6
Property, plant & equipment - net	54.8	121.2	429.0	-	605.0
Goodwill	4.7	145.7	360.7	-	511.1
Non-current intercompany receivables	976.6	49.6	172.6	(1,198.8)	-
Investment in and advances to (from) subsidiaries	2,318.5	(853.8)	2,600.1	(4,054.7)	10.1
Other assets	88.7	162.2	207.6	-	458.5
Non-current assets – discontinued operations	18.4	101.9	94.2	-	214.5

Total assets	$4,458.1	$234.0	$6,355.2	$(5,333.5)	$5,713.8

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$2.6	$6.5	$64.6	$-	$73.7
Trade accounts payable	25.0	74.9	425.2	-	525.1
Intercompany payables	(40.2)	18.4	78.9	(57.1)	-
Accruals and other current liabilities	126.7	105.7	465.1	-	697.5
Current liabilities – discontinued operations	114.1	1.1	166.1	(22.9)	258.4
Total current liabilities	228.2	206.6	1,199.9	(80.0)	1,554.7
Long-term debt, less current portion	1,428.0	119.3	345.4	-	1,892.7
Non-current intercompany payables	1,080.2	(935.1)	1,053.7	(1,198.8)	-
Retirement plans and other long-term liabilities	144.0	105.4	198.8	-	448.2
Non-current liabilities – discontinued operations	(72.5)	71.0	145.3	-	143.8
Stockholders’ equity	1,650.2	666.8	3,412.1	(4,054.7)	1,674.4

Total liabilities and stockholders’ equity	$4,458.1	$234.0	$6,355.2	$(5,333.5)	$5,713.8

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash used in operating activities of continuing operations	$(64.8)	$5.0	$(46.9)	$-	$(106.7)
Cash flows from investing activities
Capital expenditures	(2.2)	(1.2)	(5.1)	-	(8.5)
Proceeds from disposition of discontinued operations	294.8	-	707.2	-	1,002.0
Proceeds from sale of assets	2.4	-	1.9	-	4.3
Net cash provided by investing activities of continuing operations	295.0	(1.2)	704.0	-	997.8
Cash flows from financing activities
Principal repayments of long-term debt	(0.6)	-	-	-	(0.6)
Excess tax benefit from stock-based compensation	0.9	-	-	-	0.9
Net repayments under revolving line of credit agreement	-	(0.5)	(9.6)	-	(10.1)
Proceeds from stock options exercised	0.1	-	-	-	0.1
Purchase of noncontrolling interest	-	-	(12.9)	-	(12.9)
Other – net	-	-	(0.4)	-	(0.4)
Net cash used in financing activities of continuing operations	0.4	(0.5)	(22.9)	-	(23.0)
Cash flows from discontinued operations
Net cash used in operating activities of discontinued operations	(19.3)	(2.2)	9.7	-	(11.8)
Net cash used in investing activities of discontinued operations	-	-	-	-	-
Net cash provided by financing activities of discontinued operations	-	-	0.1	-	0.1
Net cash used in discontinued operations	(19.3)	(2.2)	9.8	-	(11.7)
Effect of exchange rate changes on cash and cash equivalents	-	-	(31.4)	-	(31.4)
Net increase (decrease) in cash and cash equivalents	211.3	1.1	612.6	-	825.0
Cash and cash equivalents, beginning of period	579.4	0.5	391.3	-	971.2
Cash and cash equivalents, end of period	$790.7	$1.6	$1,003.9	$-	$1,796.2

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash used in operating activities of continuing operations	$(34.3)	$(19.5)	$(43.8)	$-	$(97.6)
Cash flows from investing activities
Capital expenditures	(2.9)	(4.4)	(10.8)	-	(18.1)
Proceeds from sale of assets	-	-	0.5	-	0.5
Net cash used in investing activities of continuing operations	(2.9)	(4.4)	(10.3)	-	(17.6)
Cash flows from financing activities
Payment of debt issuance costs	(3.0)	-	-	-	(3.0)
Net borrowings under revolving line of credit agreement	46.0	(0.4)	(0.3)	-	45.3
Purchase of noncontrolling interest	-	(1.7)	-	-	(1.7)
Other – net	-	-	(0.3)	-	(0.3)
Net cash provided by (used in) financing activities of continuing operations	43.0	(2.1)	(0.6)	-	40.3
Cash flows from discontinued operations
Net cash used in operating activities of discontinued operations	(6.1)	24.6	(60.1)	-	(41.6)
Net cash used in investing activities of discontinued operations	-	(0.4)	(2.2)	-	(2.6)
Net cash used in financing activities of discontinued operations	-	(0.1)	-	-	(0.1)
Net cash provided by (used in) discontinued operations	(6.1)	24.1	(62.3)	-	(44.3)
Effect of exchange rate changes on cash and cash equivalents	-	-	(20.9)	-	(20.9)
Net increase (decrease) in cash and cash equivalents	(0.3)	(1.9)	(137.9)	-	(140.1)
Cash and cash equivalents, beginning of period	1.5	5.4	477.5	-	484.4
Cash and cash equivalents, end of period	$1.2	$3.5	$339.6	$-	$344.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a diversified global equipment manufacturer of a variety of machinery products.  We are focused on delivering reliable, customer-driven solutions for a wide range of commercial applications, including the construction, infrastructure, quarrying, mining, shipping, transportation, refining, energy and utility industries.  We operate in four reportable segments: (i) Aerial Work Platforms (“AWP”); (ii) Construction; (iii) Cranes; and (iv) Materials Processing (“MP”).

Our AWP segment designs, manufactures, refurbishes and markets aerial work platform equipment, telehandlers, light towers and utility equipment.  Customers use our products to construct and maintain industrial, commercial and residential buildings and facilities, construct and maintain utility and telecommunication lines, trim trees and for other commercial operations, as well as in a wide range of infrastructure projects.  Additionally, we own much of the North American distribution channel for our utility products group and operate a fleet of rental utility products in the United States and Canada.

Our Construction segment designs, manufactures and markets heavy and compact construction equipment, as well as roadbuilding equipment, including asphalt and concrete equipment, landfill compactors and bridge inspection equipment.  Construction, forestry, rental, mining, industrial and government customers use these products in construction and infrastructure projects, to build roads and bridges and in coal, minerals, sand and gravel operations.

Our Cranes segment designs, manufactures, services and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck-mounted cranes (boom trucks) and specialized port and rail equipment, including straddle carriers, gantry cranes, mobile harbor cranes, ship-to-shore cranes, telescopic container stackers, lift trucks and forklifts, as well as their related replacement parts and components.  These products are used primarily for construction, repair and maintenance of commercial, buildings, manufacturing facilities and infrastructure and material handling at port and railway facilities.  We acquired the port equipment businesses of Reggiane Cranes and Plants S.p.A. and Noell Crane Holding GmbH (collectively, “Terex Port Equipment” or the “Port Equipment Business”) on July 23, 2009.  The results of the Port Equipment Business are included in the Cranes segment from its date of acquisition.

Our MP segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders and related components and replacement parts.  Construction, quarrying, mining and government customers use these products in construction and infrastructure projects and various quarrying and mining applications.

We also assist customers in their rental, leasing and acquisition of our products through Terex Financial Services.

On December 20, 2009, we entered into a definitive agreement to sell our Mining business to Bucyrus International, Inc. (“Bucyrus”).  We completed this transaction on February 19, 2010.  The results of the Mining business were consolidated within the former Materials Processing & Mining Segment.  On December 31, 2009, we sold the assets of our construction trailer business.  The results of this business were formerly consolidated within the AWP segment.  On March 11, 2010, we entered into a definitive agreement to sell our Atlas heavy construction equipment and knuckle-boom crane businesses.  The results of these businesses were formerly consolidated within the Construction and Cranes segments, respectively.  In March 2010, we sold the assets of our Powertrain pumps business and gears business.  The results of these businesses were formerly consolidated within the Construction segment.  Due to the divestiture of these businesses, the reporting of these businesses has been included in discontinued operations for all periods presented.

Overview

In 2009, we managed the Company for cash, reduced inventory and raised capital.  We made tough decisions and moved aggressively to rebalance our production output with current demand levels. We also restructured or sold certain businesses.  The impact of restructuring activities is beginning to result in improved financial results, which we believe will continue going forward.  See Note K –“Restructuring and Other Charges” in our Condensed Consolidated Financial Statements for a detailed description of our restructuring activities, including the reasons, timing and costs associated with such actions.  In addition, we have significant liquidity because of the recently completed divestiture of our Mining business, our 2009 capital raising activities and the working capital reductions accomplished last year.

At the beginning of 2010, we began to change our focus from cash management to growth.  As our manufacturing locations increase production and demand is expected to increase, we have begun to redeploy our cash in areas where we see a potential for high return or accelerated growth and market presence, such as developing markets and internal improvement initiatives.  As a result of our shift to growth, we have made selective investments in inventory for businesses that are showing improved order and inquiry activity.

We have previously indicated that acquisitions could be a likely use of cash; however, it is difficult to predict the likelihood and timing of completion of any potential transactions.  If acquisitions that meet our financial and strategic objectives do not arise, we expect to repay some debt this year, while maintaining sufficient flexibility to capitalize on market opportunities.

Our performance for the first quarter of 2010 was generally in line with our expectations.  Net sales were relatively stable as compared to the fourth quarter of 2009, although we were down approximately 17% on a year-over-year basis.  The year-over-year decline in net sales excludes the favorable impact of foreign currency exchange rate changes and removes the benefit of the Terex Port Equipment business acquisition.  However, our loss from operations for the first quarter of 2010 improved approximately 40% versus the prior year period.  We saw some tangible signs of an improving business environment, with moderately positive order activity in many of our early cycle product categories compared to year ago levels.  The positive trends in orders in some of our segments is mostly due to channel inventory reductions over the last 18 months, and partially due to some increases in market demand.  In addition, our production schedules have generally increased and we are now building our products in quantities generally consistent with end user demand.

Performance in the MP segment is improving, and we expect that business to return to profitability later in 2010.  Our AWP business continues to reflect soft demand from the rental channel, although increased production schedules and a fuller factory workload should improve operating profit performance in the coming months.  We sharply reduced operating losses in our Construction segment, reflecting benefits from cost savings initiatives we implemented throughout 2009 and lower restructuring charges and inventory write-downs in 2010.  However, our off-highway truck business experienced a sharp decline.  A drop in order rates for lower capacity cranes, particularly lower capacity all-terrain cranes, was a challenge for our Cranes segment.  We also had two large cranes whose shipment dates were delayed due to supplier quality problems and are now expected to ship in the second quarter of 2010.  In addition, the Terex Port Equipment business negatively impacted profitability in the first quarter of 2010.  However, we expect the Cranes segment to have improved results later in 2010.

We see continued non-residential end-market softness in North America, with strength in some developing markets, which we expect will continue for the remainder of the year.  Nearly 30% of our net sales are in developing markets, with Brazil, Russia, India and China accounting for approximately 13% of our total net sales.  Sales of our products in both Brazil and India are up dramatically year-over-year, and with our new plant in India, and a recently announced new investment in southern Brazil for a new multi-product facility for several segments, we believe these trends will continue.  We are pursuing initiatives to grow our market share.  We have launched several new products at the recent Bauma international trade show in Munich and we have additional new product launches planned for the fall of 2010.

While we believe end-markets will not provide much overall sales volume benefit in 2010, current trends have increased our confidence in a more robust 2011 operating environment.  We remain positive about the long-term outlook of our business and we are focused on achieving positive earnings per share performance exiting 2010.  As we look to the full 2010 year, our expectation is that net sales will be less than $5 billion and losses will be approximately $1 per share, excluding the impact of restructuring and unusual items.  What we hear and see in our marketplace is encouraging for the future.  We expect 2011 through 2013 to be strong growth years for our industry and, in particular, our products.

We continue to successfully reduce input costs for many of our materials, although we remain concerned by the potential for steel prices to rise in the second half of this year.  With the move of the major mining companies to reprice ore on a quarterly basis, rather than annually, steel purchasing will likely be more volatile.  At this point, it is difficult to predict the impact that such pricing actions may have on our business.  We are also seeing some early delivery challenges for key components.  We are working with our suppliers to provide additional visibility into our production plans in an effort to mitigate any availability issues.

After tax return on invested capital (“ROIC”) continues to be a key metric that we use to measure our operating performance.  ROIC measures how effectively we utilize the capital invested in our operations.  After tax ROIC is determined by dividing the sum of Net Operating Profit After Tax (“NOPAT”) (as defined below) for each of the previous four quarters by the average of the sum of Total stockholders’ equity plus Debt (as defined below) less Cash and cash equivalents for the previous five quarters.  NOPAT, which is a non-GAAP measure, for each quarter is calculated by multiplying Income (loss) from continuing and discontinued operations by a figure equal to one minus the effective tax rate of the Company.  We believe that earnings from discontinued operations, as well as the net assets that comprise that operations invested capital, should be included in this calculation because it captures the financial returns on our capital allocation decisions for the measured periods.  The effective tax rate is equal to the (Provision for) benefit from income taxes divided by Income (loss) before income taxes for the respective quarter.  Debt is calculated using the amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion.  We calculate ROIC using the last four quarters’ NOPAT as this represents the most recent twelve-month period at any given point of determination.  In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) over the same time period as the numerator (four quarters of average invested capital).

We use ROIC as a key metric because we believe that it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement.  We believe that ROIC measures return on the full enterprise-wide amount of capital invested in our business, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance.  We also believe that adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested.  As the tables below show, our ROIC at March 31, 2010 was negative 10.0%, down from negative 9.6% at December 31, 2009, primarily due to the operating losses and cash flow from operations in the recent periods.

The amounts described below are reported in millions of U.S. dollars, except for the effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Mar ‘10	Dec ‘09	Sep ‘09	Jun ‘09	Mar ‘09
(Benefit from) provision for income taxes as adjusted	$(40.9)	$21.8	$(24.5)	$(30.8)
Divided by: Loss before income taxes as adjusted	(119.7)	(121.6)	(126.9)	(108.5)
Effective tax rate as adjusted	34.2%	(17.9)%	19.3%	28.4%

Loss from operations as adjusted	$(74.5)	$(62.6)	$(94.5)	$(85.7)
Multiplied by: 1 minus Effective tax rate as adjusted	65.8%	117.9%	80.7%	71.6%
Adjusted net operating loss after tax	$(49.0)	$(73.8)	$(76.3)	$(61.4)

Debt (as defined above)	$1,968.0	$1,966.4	$2,002.9	$1,736.6	$1,482.8
Less: Cash and cash equivalents as adjusted	(1,796.2)	(971.2)	(1,033.2)	(938.5)	(344.3)
Debt less Cash and cash equivalents as adjusted	$171.8	$995.2	$969.7	$798.1	$1,138.5

Total Terex Corporation stockholders’ equity as adjusted	$2,102.4	$1,650.2	$1,819.5	$1,860.2	$1,569.8

Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$2,274.2	$2,645.4	$2,789.2	$2,658.3	$2,708.3

March 31, 2010 ROIC	(10.0)%
Adjusted net operating loss after tax (last 4 quarters)	$(260.5)
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$2,615.1

Reconciliation of Loss before income taxes:	Three months ended 3/31/10	Three months ended 12/31/09
Loss from continuing operations before income taxes	$(114.2)	$(129.7)
Income from discontinued operations before income taxes	(5.5)	27.6
Loss on disposition of discontinued operations before income taxes	-	(19.5)
Loss before income taxes as adjusted	$(119.7)	$(121.6)

Reconciliation of Loss from operations:
Loss from operations as reported	$(66.5)	$(89.6)
(Loss) income from operations for discontinued operations	(8.0)	27.0
Loss from operations as adjusted	$(74.5)	$(62.6)

Reconciliation of (Benefit from) provision for income taxes:
Benefit from income taxes as reported	$(36.9)	$(14.3)
(Benefit from) provision for income taxes for discontinued operations	(4.0)	36.1
(Benefit from) provision for income taxes as adjusted	$(40.9)	$21.8

Reconciliation of Cash and Cash Equivalents:	As of 3/31/10	As of 12/31/09
Cash and Cash Equivalents as reported	$1,796.2	$929.5
Cash and Cash Equivalents in discontinued operations	-	41.7
Cash and Cash Equivalents as adjusted	$1,796.2	$971.2

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

Consolidated

	Three Months Ended March 31,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$935.9	-	$965.8	-	(3.1%)
Gross profit	$98.5	10.5%	$67.1	6.9%	46.8%
SG&A	$165.0	17.6%	$178.1	18.4%	(7.4%)
Loss from operations	$(66.5)	(7.1%)	$(111.0)	(11.5%)	40.1%

Net sales for the three months ended March 31, 2010 decreased $29.9 million when compared to the same period in 2009.  Excluding approximately $52 million from the favorable impact of foreign currency exchange rate changes and net sales of approximately $78 million from the Port Equipment business, net sales decreased approximately 17%.  Each of the Company’s segments, with the exception of MP experienced slightly lower net sales compared to the first quarter of 2009 due to continued economic uncertainty that has caused customers to remain cautious in their capital equipment spending.

Gross profit for the three months ended March 31, 2010 increased $31.4 million when compared to the same period in 2009.  Improved utilization in our factories affected gross profit favorably by approximately $19 million.  Lower restructuring charges and capacity variances improved gross profit by approximately $13 million.  Additionally, lower inventory charges improved gross profit by approximately $8 million.  Lower net sales, combined with other operational influences such as product mix and pricing, negatively affected gross profit by approximately $13 million.

Selling, general and administrative (“SG&A”) costs decreased for the three months ended March 31, 2010 by $13.1 million when compared to the same period in 2009.  The decrease was primarily due to reductions in spending, cost savings associated with headcount reductions and lower restructuring costs.

Loss from operations decreased by $44.5 million for the three months ended March 31, 2010 when compared to the same period in 2009.  The decrease was due to the items noted above, particularly improved utilization of our factories, lower restructuring charges and capacity variance and lower SG&A costs.

Aerial Work Platforms

	Three Months Ended March 31,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$215.7	-	$226.3	-	(4.7%)
Gross profit	$12.5	5.8%	$6.0	2.7%	108.3%
SG&A	$32.8	15.2%	$45.5	20.1%	(27.9%)
Loss from operations	$(20.3)	(9.4%)	$(39.5)	(17.5%)	48.6%

Net sales for the AWP segment for the three months ended March 31, 2010 decreased $10.6 million when compared to the same period in 2009.  Lower net sales volume of approximately $18 million, primarily in the North American and European markets, drove the net sales decrease.  Rental customers in the North American and European markets continued to age and reduce their aerial fleets, deferring the purchase of new products.  Developing market demand for large booms, light towers and telehandlers has continued to steadily improve, as markets such as Brazil are building equipment fleets to support strong infrastructure growth under way.  We also experienced a slight increase in utility product net sales.  The decrease in net sales was partially offset by the favorable translation effect of foreign currency exchange rate changes of approximately $10 million.

Gross profit for the three months ended March 31, 2010 increased $6.5 million when compared to the same period in 2009.  The improvement was driven by lower material costs and better manufacturing absorption of approximately $25 million when compared to the prior year period as our factories have returned to steady production schedules.  Additionally, lower restructuring and inventory write-downs in the current period improved gross profit by approximately $8 million.  The impact of the favorable translation effect from foreign currency exchange rate changes increased gross profit by approximately $6 million.  These positive effects were partially offset by lower net sales and the margins on the mix of products, which lowered gross profit by approximately $19 million when compared to the prior year period.  Transactional foreign currency losses and increased warranty costs also lowered gross profit by approximately $12 million.

SG&A costs for the three months ended March 31, 2010 decreased $12.7 million when compared to the same period in 2009.  This decrease was primarily driven by reductions in spending and cost savings associated with headcount reductions taken in the past year.

Loss from operations for the three months ended March 31, 2010 decreased $19.2 million when compared to the same period in 2009.  The decrease was due to the items noted above, particularly the impact of increased production activities, lower material costs and the impact of prior cost reduction actions.

Construction

	Three Months Ended March 31,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$204.5	-	$235.5	-	(13.2%)
Gross profit	$14.1	6.9%	$(16.4)	(7.0%)	186.0%
SG&A	$36.9	18.0%	$51.7	22.0%	(28.6%)
Loss from operations	$(22.8)	(11.1%)	$(68.1)	(28.9%)	66.5%

Net sales in the Construction segment for the three months ended March 31, 2010 decreased by $31.0 million when compared to the same period in 2009.  Lower machine sales volumes of approximately $43 million were largely responsible for the decrease in net sales.  Net sales in the off-highway truck business was lower by over 60% when compared with the first quarter of 2009, driven principally by the global slowdown in non-residential construction spending.  Additionally, the material handler business, while showing growth in machine sales over the last two quarters, still had a decline in net sales when compared with the first quarter of 2009.  Net sales in the Roadbuilding business in Latin America increased by over 55% when compared with the first quarter of 2009 and the compact construction business appears to have stabilized with an increasing order book as dealers began to reevaluate their inventory levels.  Compact construction equipment, specifically the compact track loader, is also experiencing good order demand from international markets such as Australia, New Zealand and Canada.  The lower sales volume was partially offset by the favorable translation effect of foreign currency exchange rate changes of approximately $12 million.

Gross profit for the three months ended March 31, 2010 increased $30.5 million when compared to the same period in 2009.  Lower manufacturing costs of approximately $12 million reflect the impact of headcount reductions and lower material purchases to meet the reduced level of demand in the market.  Lower costs for warranty and inventory write-downs of approximately $8 million in the current period improved gross profit.  Additionally, approximately $8 million of higher restructuring costs were incurred in the prior year period.

SG&A costs for the three months ended March 31, 2010 decreased $14.8 million when compared to the same period in 2009.  Cost reduction actions taken over the past year reduced SG&A costs by approximately $13 million.  Additionally, approximately $5 million of higher restructuring costs were incurred in the prior year.  These lower SG&A costs were partially offset by approximately $3 million of higher bad debt charges in the current period.

Loss from operations for the three months ended March 31, 2010 decreased $45.3 million when compared to the same period in 2009.  The decrease was due to the items noted above, particularly the impact of increased production activities, lower material costs and prior cost reduction actions.

Cranes

	Three Months Ended March 31,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$413.7	-	$443.0	-	(6.6%)
Gross profit	$56.0	13.5%	$80.2	18.1%	(30.2%)
SG&A	$59.1	14.3%	$50.6	11.4%	16.8%
(Loss) income from operations	$(3.1)	(0.7%)	$29.6	6.7%	(110.5%)

Net sales for the Cranes segment for the three months ended March 31, 2010 decreased by $29.3 million when compared to the same period in 2009.  Excluding the translation effect of foreign currency exchange rate changes of approximately $26 million and acquisition related net sales during the first quarter of 2010 of approximately $74 million, net sales decreased approximately 29% versus the prior year period.  Lower capacity crane demand, including the lower end of the all-terrain product category, deteriorated in the first quarter of 2010 compared to the prior year period, as commercial construction demand remained soft.  Customers continued to purchase high capacity crawler cranes during the first quarter of 2010, driven by global infrastructure and power projects.  Tower crane and rough terrain crane demand remained stable, albeit at low levels.

Gross profit for the three months ended March 31, 2010 decreased by $24.2 million when compared to the same period in 2009.  Lower net sales, offset somewhat by the mix of larger cranes in the production schedule and the impact of reduced materials cost, negatively affected profitability by approximately $17 million.  Restructuring charges taken in the quarter negatively affected gross profit and totaled approximately $6 million.

SG&A costs for the three months ended March 31, 2010 increased $8.5 million over the same period in 2009, primarily due to the impact of the acquisition of the Port Equipment business, including restructuring charges in this business, partially offset by cost reduction actions taken over the past year.

(Loss) income from operations for the three months ended March 31, 2010 decreased $32.7 million versus the same period in 2009.  Income from operations in the first quarter of 2010 decreased primarily due to lower net sales volume, higher restructuring costs and slightly higher SG&A costs.

Materials Processing

	Three Months Ended March 31,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$108.2	-	$82.7	-	30.8%
Gross profit	$15.9	14.7%	$(2.8)	(3.4%)	*
SG&A	$16.2	15.0%	$15.2	18.4%	6.6%
Loss from operations	$(0.3)	(0.3%)	$(18.0)	(21.8%)	98.3%
*	Not meaningful as a percentage

Net sales in the MP segment for the three months ended March 31, 2010 increased by $25.5 million when compared to the same period in 2009.  Higher net sales volume of approximately $21 million was the primary driver of the increase in net sales.  Demand for materials processing equipment has picked up, with growth coming from markets such as India and South Africa in addition to the North American marketplace.

Gross profit for the three months ended March 31, 2010 increased by $18.7 million when compared to the same period in 2009.  The increase in net sales combined with the impact of lower material costs and pricing actions, positively impacted gross profit by approximately $8 million when compared with the prior year period.  Other favorable variances in the quarter included lower inventory charges of approximately $3 million.  The non-recurrence of transactional foreign exchange losses realized in 2009 also favorably affected results by approximately $8 million.

SG&A costs for the three months ended March 31, 2010 increased by $1.0 million when compared to the same period in 2009.  Restructuring costs in the current period of approximately $2 million were partially offset by lower general and administrative costs due to actions taken in the past year to contain costs.

Loss from operations for the three months ended March 31, 2010 decreased $17.7 million from the comparable period in 2009, primarily due to the improved gross profit noted above.

Corporate / Eliminations

	Three Months Ended March 31,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(6.2)	-	$(21.7)	-	71.4%
Loss from operations	$(20.0)	*	$(15.0)	*	(33.3)%
*	Not meaningful as a percentage

Our consolidated results include the elimination of intercompany sales activity among segments.  The loss from operations of $20.0 million increased $5.0 million compared to the prior year period, reflecting the impact of unallocated corporate expenses, substantially related to the divestiture of the Mining business.

Interest Expense, Net of Interest Income

During the three months ended March 31, 2010, our interest expense net of interest income was $34.8 million, or $12.5 million higher than in the prior year.  Higher debt levels resulting from our capital markets activity executed in the second quarter of 2009 combined with acquisition-related debt incurred in the Port Equipment business purchase completed in July 2009 increased interest expense for the first quarter of 2010 compared to the prior year period.

Other (Expense) Income – Net

Other income (expense) – net for the three months ended March 31, 2010 was an expense of $12.9 million, an increase of $9.7 million when compared to the prior year.  This was primarily due to expense associated with marking to market derivative instruments intended to partially mitigate risks associated with 5.8 million shares of common stock of Bucyrus International, Inc. acquired in connection with the Mining divestiture.

Income Taxes

During the three months ended March 31, 2010, we recognized an income tax benefit of $36.9 million on a loss of $114.2 million, an effective tax rate of 32.3%, as compared to an income tax benefit of $38.4 million on a loss of $136.5 million, an effective tax rate of 28.1%, for the three months ended March 31, 2009.  The principal drivers of the higher tax benefit were lower expenses for uncertain tax positions and the jurisdictional mix of income and losses of our entities worldwide.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets.  We have significant liquidity because of the recently completed divestiture of our Mining business, our 2009 capital raising activities and the working capital reductions accomplished last year.  We had cash and cash equivalents of $1.8 billion at March 31, 2010.  In addition, our bank credit facilities provide us with a revolving line of credit of up to $550 million that is available through July 14, 2012.  The revolving line of credit consists of $350 million of available domestic revolving loans and $200 million of available multicurrency revolving loans.  We had $499.6 million available for borrowing under our revolving credit facilities at March 31, 2010.  We have term debt of $271.6 million that will mature on July 14, 2013.  The credit facilities also provide for incremental loan commitments of up to $163.5 million, which may be extended at the option of the lenders, in the form of revolving credit loans, term loans or a combination of both.

We believe that cash generated from operations, together with access to our bank credit facilities and cash on hand, provide adequate liquidity to meet our operating and debt service requirements.  We have no significant debt maturities until 2013.  We expect our liquidity to provide us with flexibility to put our cash to work to yield higher returns and accelerate growth as well as be opportunistic on acquisitions.  If acquisitions that meet our financial and strategic objectives do not arise, we expect to repay a portion of our debt.

During 2009, many of our businesses operated at production levels below then-current demand as we focused on reducing inventory.  Our production schedules have generally increased and we are now building product in quantities generally consistent with end user demand.

Our focus over the past 18 months has been cash generation, but with our manufacturing locations increasing production and demand expected to increase, we have shifted attention to redeploy our cash in areas where we see a potential for high return or accelerated growth and market presence, such as developing markets and internal improvement initiatives.  As a result of our shift to growth, we have made and will continue to make selective investments in inventory for businesses that are showing improved order and inquiry activity.  The cash impact of this was largely reflected through increased accounts payable, as we began to purchase additional materials from suppliers during the quarter.

We are initiating inventory-stocking programs and end-customer financing through Terex Financial Services when we believe the investments are justified.  These actions may result in increases in working capital as we position our businesses for the anticipated market recovery.

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

Our ability to generate cash from operations is subject to numerous factors, including the following:

•
Many of our customers fund their purchases through third-party finance companies that extend credit based on the credit-worthiness of the customers and the expected residual value of our equipment.  Changes either in the customers’ credit profile or in used equipment values may affect the ability of customers to purchase equipment.  Given current economic conditions and the lack of liquidity in the global credit markets, there can be no assurance that third-party finance companies will continue to extend credit to our customers as they have in the past.

•	As our sales levels change, the absolute amount of working capital needed to support our business may change.
•
Our suppliers extend payment terms to us based on our overall credit rating.  Declines in our credit rating may influence suppliers’ willingness to extend terms and in turn increase the cash requirements of our business.

•
Sales of our products are subject to general economic conditions, weather, competition and the translation effect of foreign currency exchange rate changes, and other factors that in many cases are outside our direct control.  For example, during periods of economic uncertainty, our customers have delayed purchasing decisions, which has had a negative impact on cash generated from operations.  Due to the ongoing economic uncertainty, many of our customers have delayed or cancelled orders.

We negotiate, when possible, advance payments from our customers for products with long lead times to help fund the substantial working capital investment in these products.

To help fund our cash expenditures, we have maintained cash balances and a revolving line of credit in addition to term borrowings from our bank group as described above.  Although we believe that the banks participating in our credit facility have adequate capital and resources, we can provide no assurance that each of these banks will continue to operate as a going concern in the future.  If any banks in our lending group were to fail, it is possible that the borrowing capacity under our credit facility would be reduced.  If the availability under our credit facility were reduced significantly, we could be required to obtain capital from alternate sources in order to finance our capital needs but there can be no assurance that such financing would be available at terms acceptable to us, or at all.

The interest rates charged under our bank credit facility are subject to adjustment based on our consolidated leverage ratio.  We had no outstanding borrowings under our revolving credit facility at March 31, 2010.  The weighted average interest rate on the term loans under our bank credit facility was 4.04% and 4.00% at March 31, 2010 and December 31, 2009, respectively.

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

Upon the closing of the sale of the Mining business, we received from Bucyrus cash proceeds of approximately $1 billion and 5,809,731 shares of Bucyrus common stock.  The sale of our Mining business constitutes an asset sale under various agreements governing our debt.  We either must reinvest the net cash proceeds we received into our business (within 300 days of the consummation of the sale of the Mining business pursuant to our bank credit agreement or within 360 to 365 days after the consummation of the sale of the Mining business pursuant to the indentures for our outstanding notes) or use the proceeds to repay indebtedness.  The priority of debt repayments is prescribed by the terms of our various debt agreements.  Term loans under our bank credit facility would be repaid first, then any remaining net cash proceeds would be used to pay our outstanding notes in the order provided in the note indentures.  The shares of Bucyrus common stock we received are not considered net cash proceeds and will not be subject to reinvestment or debt repayment obligations unless and until such time as we sell those shares.

Reinvesting the net cash proceeds received from an asset sale in our business is broadly defined in our debt agreements and would include capital expenditures, increases in working capital or acquisitions.  We have announced our intention to reinvest the proceeds of the sale of our Mining business to help grow and diversify Terex through capital expenditures in developing markets, working capital to stimulate growth and potentially acquire machinery and industrial products companies, for example.  We are, however, subject to certain restrictions under our debt agreements in our uses of cash, including limitations in making acquisitions.  We have restrictions in our debt agreements about the financial instruments we can use to invest our cash.  We have invested our cash typically in a combination of highly rated, liquid money market funds and in short-term bank deposits with large, highly rated banks.  Our investment objective is to preserve capital and liquidity while earning a market rate of interest.

Our ability to access the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, some specific to us, and others related to general economic and/or financial market conditions.  These include results of operations, projected operating results for future periods and debt to equity leverage.  Our ability to access the capital markets is also subject to our timely filing of periodic reports with the Securities and Exchange Commission (“SEC”).  In addition, the terms of our bank credit facility, senior notes and senior subordinated notes restrict our ability to make further borrowings and to sell substantial portions of our assets.

Our ability to access the capital markets is also limited because of the settlement of our previously disclosed SEC investigation of Terex.  As a result of the settlement and final court decree, for a period of three years, or such earlier time as we are able to obtain a waiver from the SEC, (i) we are no longer qualified as a “well known seasoned issuer” (“WKSI”) as defined in Rule 405 of the Securities Act of 1933, and cannot take advantage of the benefits available to a WKSI, which include expedited registration and access to the capital markets, (ii) we cannot rely on the safe harbor provisions regarding forward-looking statements provided by the regulations issued under the Securities Exchange Act of 1934, and (iii) we cannot utilize Regulation A or D.  Taken together, these rules limit our ability to access the capital markets and utilize certain provisions available generally to other U.S. public companies.

Cash Flows

Cash used in operations for the three months ended March 31, 2010 totaled $106.7 million, compared to cash used in operations of $97.6 million for the three months ended March 31, 2009.  The change in cash used in operations was primarily driven by additional cash used for working capital in the current period.

Cash provided by investing activities for the three months ended March 31, 2010 was $997.8 million, compared to $17.6 million cash used in investing activities for the three months ended March 31, 2009.  The increase in cash from investing activities is primarily due to proceeds from the sale of the Mining business in February 2010.

Cash used in financing activities was $23.0 million for the three months ended March 31, 2010 compared to cash provided by financing activities for the three months ended March 31, 2009 of $40.3 million.  In the prior year, approximately $45 million of cash was borrowed under our credit facilities, while in the current year we repaid approximately $10 million under our credit facilities.  Additionally, we purchased most of the remaining interest in our Construction joint venture in India for approximately $13 million.

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

As of March 31, 2010, our maximum exposure to such credit guarantees was $233.0 million, including total credit guarantees issued by Terex Demag GmbH, part of our Cranes segment, and Genie Holdings, Inc. and its affiliates, part of our AWP segment, of $146.4 million and $41.3 million, respectively.  The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years.  Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

Given current financial and economic conditions, there can be no assurance that historical credit default experience will be indicative of future results.  Our ability to recover losses experienced from our guarantees may be affected by economic conditions in effect at the time of loss.

We issue, from time to time, residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  As described in Note N – “Litigations and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $25.0 million at March 31, 2010.  We are able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of March 31, 2010, our maximum exposure pursuant to buyback guarantees was $132.1 million.  We are able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Condensed Consolidated Balance Sheet of approximately $20 million for the estimated fair value of all guarantees provided as of March 31, 2010.

Given current economic conditions, there can be no assurance that our historical experience in used equipment markets will be indicative of future results.  Our ability to recover losses experienced from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

Sale-Leaseback Transactions

Our rental business generally rents equipment to customers on a month-to-month basis with an average rental period of four to five months.  To better match cash outflows in the rental business to cash inflows from customers, we finance the equipment through a series of sale-leasebacks classified as operating leases.  The leaseback period is typically 60 months in duration.  At March 31, 2010, the historical cost of equipment being leased back from the financing companies was approximately $30 million and the minimum lease payments for the remainder of 2010 will be approximately $4 million.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies, Interest Rate and Bucyrus Stock Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies.  The major foreign currencies, among others, in which we do business, are the Euro and British Pound.  We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts.  At March 31, 2010, we had foreign exchange contracts with a notional value of $325.1 million.

We manage exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintaining an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary.

We have market risk with respect to the shares of Bucyrus common stock we received in connection with the sale of our Mining business to Bucyrus.  Bucyrus stock is traded on NASDAQ and is subject to substantial price fluctuation and volatility.  We have entered into a series of derivatives contracts to hedge a portion of the risk using a basket of stocks whose prices have historically been highly correlated with the stock price of Bucyrus.

See “Quantitative and Qualitative Disclosures About Market Risk” below, for a discussion of the impact that changes in foreign currency exchange rates, interest rates and Bucyrus stock prices may have on our financial performance.

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate swap agreement to convert $400 million of the principal amount of our 8% Senior Subordinated Notes due 2017 to floating rates. The floating rate is based on a spread of 2.81% over London Interbank Offer Rate (“LIBOR”).  At March 31, 2010, the floating rate was 3.06%.  In a prior year, we entered into an interest rate swap agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of our 7-3/8% Senior Subordinated Notes.  To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million.  We recorded this loss as an adjustment to the carrying value of the hedged debt and are amortizing it through the debt maturity date.

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and the matters described in Note N – “Litigation and Contingencies” in the notes to the Condensed Consolidated Financial Statements.  We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risk required by law or contract with retained liability to us or deductibles.  Many of the exposures are unasserted or the proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any of our costs.  However, we do not believe that these contingencies and uncertainties will, in the aggregate, have a material adverse effect on us.  When it is probable that a loss has been incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

We have recently been named in a number of class action lawsuits, which generally cover the period from February 2008 to February 2009.  These lawsuits include three securities class action lawsuits, four ERISA class action lawsuits and one stockholder derivative lawsuit.  The lawsuits allege, among other things, that certain of our SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiffs and the members of the purported class when they purchased our securities and that there were breaches of fiduciary duties and of ERISA disclosure requirements.  These actions are at the very early stages and we have no information other than as set forth in the complaints.  The complaints all seek, among other things, unspecified compensatory damages, costs and expenses.  The derivative complaint also seeks amendments to our corporate governance procedures in addition to unspecified compensatory damages from the individual defendants in favor of Terex.  We believe that the allegations in the suits are completely without merit, and Terex, its directors and the named executives will vigorously defend against them. We believe that we have acted, and continue to act, in compliance with federal securities laws and ERISA law.

The three securities class action complaints, all filed in the United States District Court, District of Connecticut, are:

•
Sheet Metal Workers Local 32 Pension Fund, individually and on behalf of all others similarly situated v. Terex Corporation, Ronald M. DeFeo, Thomas J. Riordan and Phillip C. Widman, filed December 21, 2009;

•
Michael Glassman, Trustee on behalf of the Kathleen & Michael Glassman Family Trust, individually and on behalf of itself and all others similarly situated v. Terex Corporation, Ronald M. DeFeo, Phillip C. Widman and Thomas J. Riordan, filed January 15, 2010; and

•	James C. Hays, individually and on behalf of himself and all others similarly situated v. Terex Corporation, Ronald M. DeFeo, Phillip C. Widman and Thomas J. Riordan, filed February 5, 2010.

The four ERISA class action complaints, all filed in the United States District Court, District of Connecticut, are:

•
Kenneth M. Lipman, on behalf of himself and a class of persons similarly situated v. Terex Corporation, the Administrative Committee of the Terex Corporation and Affiliates’ 401(k) Retirement Savings Plan, Ronald M. DeFeo, Phillip C. Widman, the Board of Directors of Terex Corporation and Does 1-10, filed January 5, 2010;

•
Eddie Webb and Binyam Ghebreghiorgis, individually and on behalf of all others similarly situated  v. Terex Corporation, Ronald M. DeFeo, G. Chris Andersen, Paula H. J. Cholmondeley, Donald DeFosset, William H. Fike, Thomas J. Hansen, Donald P. Jacobs, David A. Sachs, Oren G. Shaffer, David C. Wang, Helge H. Wehmeier, Phillip C. Widman, Administrative Committee of the Terex Corporation and Affiliates’ 401(k) Retirement Savings Plan and Does 1-10, filed February 3, 2010;

•
Scott Hollander, on behalf of himself and all others similarly situated v. Terex Corporation, Ronald DeFeo, G. Chris Andersen, Paula Cholmondeley, Donald DeFosset, William Fike, Thomas Hansen, Donald Jacobs, David Sachs, Oren Shaffer, David Wang, Helge Wehmeier, the Administrative Committee of The Terex Corporation and Affiliates' 401 (k) Retirement Savings Plan, Phillip Widman and Does 1-20, filed February 8, 2010; and

•
Mark Caswell, on behalf of himself and all others similarly situated v. Terex Corporation, Ronald DeFeo, G. Chris Anderson, Paula H. J. Cholmondeley, Donald DeFosset, William H. Fike, Thomas J. Hansen, Donald P. Jacobs, David A. Sachs, Oren G. Shaffer, David C. Wang, Helge H. Wehmeier, The Administrative Committee of the Terex Corporation and Affiliates’ 401(k) Retirement Savings Plan, Phillip C. Widman, and Does 1-20, filed February 23, 2010.

The stockholder derivative complaint was filed on April 12, 2010 in the United States District Court, District of Connecticut and is entitled Peter Derrer, derivatively on behalf of Terex Corporation v. Ronald M. Defeo, Phillip C. Widman, Thomas J. Riordan, G. Chris Andersen, Donald P. Jacobs, David A. Sachs, William H. Fike, Donald DeFosset, Helge H. Wehmeier, Paula H.J. Cholmondeley, Oren G. Shaffer, Thomas J. Hansen, and David C. Wang, and Terex Corporation.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance related to the transfers of financial assets, which has been codified under Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing.”  This guidance requires entities to provide more information about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets.  It requires additional disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  It also eliminates the concept of a qualifying special-purpose entity and will change the requirements for de-recognition of financial assets.  This guidance is effective for us in our interim and annual reporting periods beginning on and after January 1, 2010. Earlier application was prohibited.  Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

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

Arrangement consideration shall be allocated at the inception of the arrangement to all deliverables based on their relative selling price, except under certain circumstances such as items recorded at fair value and items not contingent upon the delivery of additional items or meeting other specified performance conditions.  The selling price for each deliverable shall be determined using vendor specific objective evidence (“VSOE”) of selling price, if it exists, otherwise third-party evidence of selling price.  If neither VSOE nor third party evidence exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable.  This guidance eliminates the use of the residual value method for determining allocation of arrangement consideration and it allows the use of an entity's best estimate to determine the selling price if VSOE and third party evidence cannot be determined.  It also requires additional disclosures such as the nature of the arrangement, certain provisions within the arrangement, significant factors used to determine selling prices and the timing of revenue recognition related to the arrangement.  This guidance shall be effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted.  We are currently evaluating the impact that adoption of this guidance will have on the determination and reporting of our financial results.

In January 2010, the FASB issued Accounting Standards Update 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary − a Scope Clarification,” which amends ASC 810, “Consolidations.”  This amendment requires new disclosures, including a description of valuation techniques and inputs used to measure the fair value of any retained investment in a former subsidiary, the nature of any continuing involvement in the subsidiary or acquirer after deconsolidation and information regarding related party involvement before and after the transaction.  This guidance was effective for us in our interim and annual reporting periods beginning after December 15, 2009.  Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measurements and Disclosures.”  This amendment requires new disclosures, including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements.  It also clarified guidance related to determining the appropriate classes of assets and liabilities and the information to be provided for valuation techniques used to measure fair value.  This guidance with respect to significant transfers in and out of Levels 1 and 2 was effective for the Company in its interim and annual reporting periods beginning after December 15, 2009.  Adoption of this portion of the guidance did not have a significant impact on the determination or reporting of our financial results.  This guidance with respect to Level 3 fair value measurements is effective for us in our interim and annual reporting periods beginning after December 15, 2010.  We are currently evaluating the impact that adoption of this portion of the guidance will have on the determination and reporting of our financial results.

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

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans.  We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments.  Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars.  Primary exposures include the U.S. Dollar versus functional currencies of our major markets, which include the Euro and British Pound. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures.  At March 31, 2010, we had foreign exchange contracts with a notional value of $325.1 million.  The fair market value of these arrangements, which represents the cost to settle these contracts, was a net gain of $1.9 million at March 31, 2010.

At March 31, 2010, we performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating (loss) income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the three months ended March 31, 2010 would not have had a significant impact on the translation effect of foreign currency exchange rate changes already included in our reported operating loss for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt.  Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary.  At March 31, 2010, approximately 42% of our debt was floating rate debt and the weighted average interest rate for all debt was approximately 6.67%.

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over LIBOR.  At March 31, 2010, the floating rate was 3.06%.  In a prior year, we entered into an interest rate agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of our 7-3/8% Notes.  To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million.  We recorded this loss as an adjustment to the carrying value of the hedged debt and are amortizing it through the debt maturity date.

At March 31, 2010, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings effect on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at March 31, 2010 would have increased interest expense by approximately $700 thousand for the three months ended March 31, 2010.

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

We will have significant financial exposure to the price of Bucyrus stock until we sell the shares, as we will own more than 5% of the total outstanding number of shares of Bucyrus common stock.  Bucyrus stock is traded on NASDAQ and is subject to substantial price fluctuation and volatility.  Our obligation to hold these shares for a one-year period leaves us exposed to these price movements.  We have analyzed a number of alternatives to hedge our financial exposure in the Bucyrus shares in compliance with our stockholders agreement.  Accordingly, in 2010 we have entered into a series of derivatives contracts to mitigate a portion of the risk using a basket of stocks in companies in similar industries to Bucyrus, and may increase or decrease these hedges over time.  These stocks have historically been highly correlated to the Bucyrus stock price.  If the correlations remain at their historic levels, we believe these derivatives will mitigate a portion of our economic risk to Bucyrus stock.  However, there can be no assurances that these correlations will continue during the term of the derivative contracts and, as a result, these derivatives may not mitigate our entire economic risk.

Commodities Risk

Principal materials and components that we use in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items.  Extreme movements in the cost and availability of these materials and components may affect our financial performance.  We have been able to successfully reduce input costs for many of our materials, although we remain concerned by the potential for steel prices to rise in the second half of the year.  With the move of the major mining companies to reprice ore on a quarterly basis rather than annually, this will make steel purchasing more volatile.  At this point, it is difficult to predict the impact that such pricing actions may have on our business.  We are also seeing some early delivery challenges for key components.  We are working with our suppliers to provide additional visibility into our production plans in an effort to mitigate any availability issues.

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

ITEM 4.                      CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2010, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2010.

(b)      Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the quarterly period ended March 31, 2010 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

TEREX CORPORATION
(Registrant)

Date:  April 30, 2010                                                                               /s/ Phillip C. Widman
Phillip C. Widman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:  April 30, 2010                                                                               /s/ Mark I. Clair
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

10.13
Summary of material terms of non-CEO 2010 performance targets (incorporated by reference to the Form 8-K Current Report, Commission File No. 1-10702, dated March 3, 2010 and filed with the Commission on March 9, 2010).

10.14
Summary of material terms of CEO 2010 performance targets (incorporated by reference to the Form 8-K Current Report, Commission File No. 1-10702, dated March 18, 2010 and filed with the Commission on March 22, 2010).

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

10.23
Amendment No. 2, dated February 24, 2009, to the Credit Agreement dated as of July 14, 2006, among Terex Corporation, certain of its subsidiaries, the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated February 24, 2009 and filed with the Commission on February 25, 2009)

10.24
Amendment No. 3, dated May 27, 2009, to the Credit Agreement dated as of July 14, 2006, among Terex Corporation, certain of its subsidiaries, the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 29, 2009 and filed with the Commission on June 3, 2009).

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

10.34
Stockholders Agreement dated as of February 19, 2010, between Terex Corporation and Bucyrus International, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated February 19, 2010 and filed with the Commission on February 25, 2010)

10.35
Amended and Restated Employment and Compensation Agreement, dated October 14, 2008, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.5 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008).

10.36
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

10.39
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