Form 10-Q
period 2010-07-30
TEREX CORP
filed 2010-07-30
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

F O R M   10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of outstanding shares of common stock:  108.7 million as of July 28, 2010.

The Exhibit Index begins on page 57.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of June 30, 2010 unless specifically noted otherwise, and includes financial information with respect to the subsidiaries of the Company listed below (all of which are wholly-owned) which were guarantors on June 30, 2010 (the “Guarantors”) of the Company’s 7-3/8% Senior Subordinated Notes due 2014.  See Note P – “Consolidating Financial Statements” to the Company’s June 30, 2010 Condensed Consolidated Financial Statements included in this Quarterly Report. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Uncertainties.”  In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words “may,” “expects,” “intends,” “anticipates,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

•	Our business is cyclical and weak general economic conditions affect the sales of our products and financial results;
•	the impact of the sale of our Mining business and other businesses;
•	our ability to successfully integrate acquired businesses;
•	our ability to access the capital markets to raise funds and provide liquidity;
•	our business is sensitive to government spending;
•	our business is very competitive and is affected by our cost structure, pricing, product initiatives and other actions taken by competitors;
•	the effects of operating losses;
•	a material disruption to one of our significant facilities;
•	our retention of key management personnel;
•	the financial condition of suppliers and customers, and their continued access to capital;
•	our ability to obtain parts and components from suppliers on a timely basis at competitive prices;
•	our ability to timely manufacture and deliver products to customers;
•	the need to comply with restrictive covenants contained in our debt agreements;
•	our business is global and subject to changes in exchange rates between currencies, as well as international politics, particularly in developing markets;
•	the effects of changes in laws and regulations, including tax laws;
•	possible work stoppages and other labor matters;
•	compliance with applicable environmental laws and regulations;
•	litigation, product liability claims, class action lawsuits and other liabilities;
•	our ability to comply with an injunction and related obligations resulting from the settlement of an investigation by the United States Securities and Exchange Commission (“SEC”);
•	our implementation of a global enterprise system and its performance; and
•	other factors.

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

The forward-looking statements and prospective financial information included in this Form 10-Q have been prepared by, and are the responsibility of, Terex management. PricewaterhouseCoopers LLP ("PwC") has not performed any procedures with respect to the accompanying forward-looking statements and prospective financial information and, accordingly, PwC does not express an opinion or any other form of assurance with respect thereto.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$1,079.9	$947.3	$2,015.8	$1,913.1
Cost of goods sold	(925.0)	(881.5)	(1,762.4)	(1,780.2)
Gross profit	154.9	65.8	253.4	132.9
Selling, general and administrative expenses	(165.3)	(180.9)	(330.3)	(359.0)
Loss from operations	(10.4)	(115.1)	(76.9)	(226.1)
Other income (expense)
Interest income	2.0	0.8	3.1	1.9
Interest expense	(35.4)	(25.2)	(71.3)	(48.6)
Loss on early extinguishment of debt	-	(3.3)	-	(3.3)
Other income (expense) – net	8.5	4.2	(4.4)	1.0
Loss before income taxes	(35.3)	(138.6)	(149.5)	(275.1)
Benefit from income taxes	23.6	39.4	60.5	77.8
Loss from continuing operations	(11.7)	(99.2)	(89.0)	(197.3)
(Loss) income from discontinued operations – net of tax	(2.2)	22.0	(3.7)	45.6
(Loss) gain on disposition of discontinued operations – net of tax	(25.0)	-	595.4	-
Net (loss) income	(38.9)	(77.2)	502.7	(151.7)
Net income attributable to non-controlling interest	(1.4)	(0.4)	(3.1)	(0.8)
Net (loss) income attributable to Terex Corporation	$(40.3)	$(77.6)	$499.6	$(152.5)
Amounts attributable to Terex Corporation common stockholders:
Loss from continuing operations	$(13.1)	$(99.6)	$(92.1)	$(198.1)
(Loss) income from discontinued operations – net of tax	(2.2)	22.0	(3.7)	45.6
(Loss) gain on disposition of discontinued operations – net of tax	(25.0)	-	595.4	-
Net (loss) income attributable to Terex Corporation	$(40.3)	$(77.6)	$499.6	$(152.5)
Basic (Loss) Earnings per Share Attributable to Terex Corporation Common Stockholders:
Loss from continuing operations	$(0.12)	$(1.00)	$(0.85)	$(2.04)
(Loss) income from discontinued operations – net of tax	(0.02)	0.22	(0.03)	0.47
(Loss) gain on disposition of discontinued operations – net of tax	(0.23)	-	5.48	-
Net (loss) income attributable to Terex Corporation	$(0.37)	$(0.78)	$4.60	$(1.57)
Diluted (Loss) Earnings per Share Attributable to Terex Corporation Common Stockholders:
Loss from continuing operations	$(0.12)	$(1.00)	$(0.85)	$(2.04)
(Loss) income from discontinued operations – net of tax	(0.02)	0.22	(0.03)	0.47
(Loss) gain on disposition of discontinued operations – net of tax	(0.23)	-	5.48	-
Net (loss) income attributable to Terex Corporation	$(0.37)	$(0.78)	$4.60	$(1.57)
Weighted average number of shares outstanding in per share calculation
Basic	108.7	99.1	108.5	97.0
Diluted	108.7	99.1	108.5	97.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	June 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$1,513.6	$929.5
Investments in marketable securities	276.3	0.6
Trade receivables (net of allowance of $47.6 and $60.1 at June 30, 2010 and December 31, 2009, respectively)	669.4	593.8
Inventories	1,336.2	1,343.9
Deferred taxes	126.3	120.5
Other current assets	146.0	203.0
Current assets – discontinued operations	0.7	723.3
Total current assets	4,068.5	3,914.6
Non-current assets
Property, plant and equipment - net	541.1	605.0
Goodwill	469.9	511.1
Deferred taxes	135.8	145.8
Other assets	356.7	322.8
Long-term assets – discontinued operations	1.3	214.5
Total assets	$5,573.3	$5,713.8

Current liabilities
Notes payable and current portion of long-term debt	$59.7	$73.7
Trade accounts payable	604.7	525.1
Accrued compensation and benefits	119.4	130.7
Accrued warranties and product liability	88.7	108.2
Customer advances	116.7	131.8
Income taxes payable	135.1	38.7
Other current liabilities	261.8	288.1
Current liabilities – discontinued operations	2.3	258.4
Total current liabilities	1,388.4	1,554.7
Non-current liabilities
Long-term debt, less current portion	1,901.1	1,892.7
Retirement plans and other	382.7	448.2
Non-current liabilities – discontinued operations	0.1	143.8
Total liabilities	3,672.3	4,039.4
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 120.9 and 120.4 shares at June 30, 2010 and December 31, 2009, respectively	1.2	1.2
Additional paid-in capital	1,251.9	1,253.5
Retained earnings	1,457.8	958.2
Accumulated other comprehensive (loss) income	(230.8)	36.0
Less cost of shares of common stock in treasury – 13.1 shares at June 30, 2010 and December 31, 2009	(599.0)	(598.7)
Total Terex Corporation stockholders’ equity	1,881.1	1,650.2
Noncontrolling interest	19.9	24.2
Total equity	1,901.0	1,674.4
Total liabilities and stockholders’ equity	$5,573.3	$5,713.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2010	2009
Operating Activities of Continuing Operations
Net income (loss)	$502.7	$(151.7)
Adjustments to reconcile net income (loss) to cash used in operating activities of continuing operations:
Loss (income) from discontinued operations	3.7	(45.6)
Gain on disposition of discontinued operations	(595.4)	-
Depreciation	37.2	30.3
Amortization	12.2	9.9
Deferred taxes	(55.1)	(73.9)
Accretion of debt	5.7	0.5
Stock-based compensation expense	18.6	19.1
Asset impairment	7.9	-
Other, net	(2.0)	2.8
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(125.2)	321.7
Inventories	(97.9)	236.7
Trade accounts payable	122.1	(379.5)
Accrued compensation and benefits	(6.7)	(22.7)
Income taxes payable	(5.9)	(45.5)
Accrued warranties and product liability	(10.6)	(16.5)
Customer advances	(3.1)	16.1
Other, net	(69.7)	54.6
Net cash used in operating activities of continuing operations	(261.5)	(43.7)
Investing Activities
Capital expenditures	(20.8)	(31.1)
Proceeds from disposition of discontinued operations	1,002.0	-
Proceeds from sale of assets	6.1	1.2
Net cash provided by (used in) investing activities of continuing operations	987.3	(29.9)
Financing Activities
Proceeds from issuance of long-term debt	-	465.4
Principal repayments of long-term debt	(1.3)	(58.4)
Proceeds from issuance of common stock - net	-	156.3
Net (repayments) borrowings under revolving line of credit agreements	(13.5)	(30.6)
Payment of debt issuance costs	(7.1)	(16.6)
Purchase of noncontrolling interest	(12.9)	(1.7)
Distributions to noncontrolling interest	(3.2)	-
Other, net	-	(0.6)
Net cash (used in) provided by financing activities of continuing operations	(38.0)	513.8
Cash Flows from Discontinued Operations
Net cash (used in) provided by operating activities of discontinued operations	(53.2)	7.4
Net cash provided by (used in) investing activities of discontinued operations	0.1	(3.8)
Net cash used in financing activities of discontinued operations	(0.1)	(0.2)
Net cash (used in) provided by discontinued operations	(53.2)	3.4
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(92.2)	10.5
Net Increase in Cash and Cash Equivalents	542.4	454.1
Cash and Cash Equivalents at Beginning of Period	971.2	484.4
Cash and Cash Equivalents at End of Period	$1,513.6	$938.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

NOTE A - BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2009 has been derived from the audited Consolidated Balance Sheet as of that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

Cash and cash equivalents at June 30, 2010 and December 31, 2009 include $18.5 million and $16.1 million, respectively, which was not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Reclassification. Certain prior year amounts have been reclassified to conform to the current year’s presentation.  On December 20, 2009, the Company entered into a definitive agreement to sell its Mining business to Bucyrus International, Inc. (“Bucyrus”).  The Company completed this transaction on February 19, 2010.  The results of the Mining business were consolidated within the former Materials Processing & Mining Segment.  On December 31, 2009, the Company sold the assets of its construction trailer business.  The results of this business were formerly consolidated within the Aerial Work Platforms (“AWP”) segment.  In March 2010, the Company sold the assets of its Powertrain pumps business and gears business.  On March 11, 2010, the Company entered into a definitive agreement to sell all of its Atlas heavy construction equipment and knuckle-boom cranes businesses.  The Company completed the portion of this transaction related to the operations in Germany on April 15, 2010.  The results of these businesses were formerly consolidated within the Construction and Cranes segments, respectively.  The results of these businesses were formerly consolidated within the Construction segment.  Due to the divestiture of these businesses, the reporting of these businesses has been included in discontinued operations for all periods presented.  See Note D – “Discontinued Operations” for further information on the sales of these businesses.

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

Arrangement consideration shall be allocated at the inception of the arrangement to all deliverables based on their relative selling price, except under certain circumstances such as items recorded at fair value and items not contingent upon the delivery of additional items or meeting other specified performance conditions.  The selling price for each deliverable shall be determined using vendor specific objective evidence (“VSOE”) of selling price, if it exists, otherwise third-party evidence of selling price.  If neither VSOE nor third party evidence exists for a deliverable, then the vendor shall use its best estimate of the selling price for that deliverable.  This guidance eliminates the use of the residual value method for determining allocation of arrangement consideration and it allows for the use of an entity's best estimate to determine the selling price if VSOE and third party evidence cannot be determined.  It also requires additional disclosures such as the nature of the arrangement, certain provisions within the arrangement, significant factors used to determine selling prices and the timing of revenue recognition related to the arrangement.  This guidance shall be effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company is currently evaluating the impact that adoption of this guidance will have on the determination and reporting of its financial results.

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

Accounts Receivable and Allowance for Doubtful Accounts.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical customer review.  The Company reviews its allowance for doubtful accounts at least quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectability.  All other balances are reviewed on a pooled basis by type of receivable.  Account balances are charged off against the allowance when the Company determines that the receivable will not be recovered.  There can be no assurance that the Company’s historical accounts receivable collection experience will be indicative of future results.  The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note N - “Litigation and Contingencies.”  Substantially all receivables were trade receivables at June 30, 2010 and December 31, 2009.

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value.  Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business.  The Company uses data developed by business segment management as well as macroeconomic data in making these calculations.  The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset.  The Company did not have any impairment for the three or six months ended June 30, 2009.  The Company recognized fixed asset impairments of $3.9 million and $7.9 million for the three and six months ended June 30, 2010, respectively, of which $3.9 million and $6.3 million, respectively, was recognized as part of restructuring costs.  See Note K – “Restructuring and Other Charges.”

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Six Months Ended June 30, 2010
Balance at beginning of period	$126.2
Accruals for warranties issued during the period	40.0
Changes in estimates	1.4
Settlements during the period	(50.0)
Foreign exchange effect/other	(11.3)
Balance at end of period	$106.3

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

The Company also assists customers in their rental, leasing and acquisition of its products through Terex Financial Services.

Business segment information is presented below, and prior period amounts have been retrospectively adjusted to conform to this presentation (in millions).  See Note A – “Basis of Presentation”:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Sales
Aerial Work Platforms	$232.4	$208.1	$448.1	$434.4
Construction	279.0	191.8	483.5	427.3
Cranes	449.1	472.9	862.8	915.9
Materials Processing	135.5	90.4	243.7	173.1
Corporate and Other / Eliminations	(16.1)	(15.9)	(22.3)	(37.6)
Total	$1,079.9	$947.3	$2,015.8	$1,913.1

(Loss) Income from Operations
Aerial Work Platforms	$(2.3)	$(32.4)	$(22.6)	$(71.9)
Construction	(16.8)	(73.4)	(39.6)	(141.5)
Cranes	17.0	25.0	13.9	54.6
Materials Processing	9.2	(12.1)	8.9	(30.1)
Corporate and Other / Eliminations	(17.5)	(22.2)	(37.5)	(37.2)
Total	$(10.4)	$(115.1)	$(76.9)	$(226.1)

	June 30, 2010	December 31, 2009
Identifiable Assets
Aerial Work Platforms	$721.0	$657.6
Construction	1,118.8	1,099.2
Cranes	2,084.5	2,216.0
Materials Processing	895.4	964.8
Corporate and Other / Eliminations	751.6	(161.5)
Discontinued operations	2.0	937.7
Total	$5,573.3	$5,713.8

NOTE C - INCOME TAXES

During the three months ended June 30, 2010, the Company recognized an income tax benefit of $23.6 million on a loss of $35.3 million, an effective tax rate of 66.9%, as compared to an income tax benefit of $39.4 million on a loss of $138.6 million, an effective tax rate of 28.4%, for the three months ended June 30, 2009.  During the six months ended June 30, 2010, the Company recognized an income tax benefit of $60.5 million on a loss of $149.5 million, an effective tax rate of 40.5%, as compared to an income tax benefit of $77.8 million on a loss of $275.1 million, an effective tax rate of 28.3%, for the six months ended June 30, 2009.  The principal drivers of the higher tax benefit were a reduction in the provision for uncertain tax positions and the jurisdictional mix of income and loss, partially offset by changes in the expectations for the realization of deferred taxes.

The Company conducts business globally and the Company and its subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions, as required.  In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Germany, Italy, the United Kingdom and the U.S.  Various entities of the Company are currently under audit in Australia, Germany, Italy, the United Kingdom, the U.S. and elsewhere.  The Company assesses uncertain tax positions each reporting period for recognition, measurement and effective settlement.  Where the Company has determined that its tax return filing position does not satisfy the more likely than not recognition threshold of ASC 740-10, it has recorded no tax benefits.  Where the Company has determined that its tax return filing positions are more likely than not to be sustained, the Company has measured and recorded the largest amount of tax benefit greater than 50% likely to be realized.

In June 2010, the Internal Revenue Service (“IRS”) issued an assessment for $2.5 million of additional tax and interest with respect to the 2005, 2006 and 2007 tax years.  The Company paid $2.5 million in July 2010 to settle the IRS audit for these tax years.  Due to uncertainties regarding the timing of the completion of other tax audits worldwide and their possible outcomes, it is not possible to provide an estimate of the full range of increase or decrease that could occur in the next twelve months and their impact on income tax expense.  Due to the high degree of uncertainty regarding the amount and timing of potential future cash flows associated with the remaining unrecognized tax benefits, the Company is unable to make a reasonable estimate of the amount and period in which these remaining uncertain tax positions will be re-measured, effectively settled, or paid.

The Company evaluates the net realizable value of its deferred tax assets each reporting period.  The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards.  Realization requires sufficient taxable income to use deferred tax assets.  The Company records a valuation allowance for each deferred tax asset for which realization is assessed as not more likely than not.  The Company’s assessment that deferred tax assets will be realized considered the following: (i) estimates of future taxable income generated from various sources, including the expected recovery of operations in the U.S. and the United Kingdom, (ii) increased profitability due to cost reductions in recent years, (iii) losses in late 2008 and 2009 as a result of the economic downturn, and (iv) the combination of certain businesses in the United Kingdom.  If the current estimates of future taxable income are not realized or future estimates of taxable income are reduced, then the assessment regarding the realization of deferred tax assets in certain jurisdictions, including the U.S. and the United Kingdom, could change and have a material impact on the statement of income.

The Company does not provide for foreign income and withholding, U.S. federal, or state income taxes or tax benefits on the undistributed earnings or losses of its foreign subsidiaries because such earnings are reinvested and, in the Company’s opinion, will continue to be reinvested indefinitely.  The Company reviews business plans, cash availability, and cash requirements each period to evaluate its assessment that foreign earnings are indefinitely reinvested.  If the assessment of the Company with respect to earnings of foreign subsidiaries changes, deferred U.S. income taxes, foreign income taxes, and foreign withholding taxes may have to be accrued.  The Company does not accrue deferred income taxes on the temporary difference between the book and tax basis in domestic subsidiaries where permissible.  At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the investment in subsidiaries is not practical.  The Company records deferred tax assets and liabilities on the book to tax basis temporary differences in investment in subsidiaries when such deferred taxes are required to be recognized.

NOTE D – DISCONTINUED OPERATIONS

On December 20, 2009, the Company entered into a definitive agreement to sell its Mining business, which was previously part of the former Materials Processing & Mining segment, for approximately $1.3 billion. On February 19, 2010, the Company completed this transaction and received approximately $1 billion in cash and approximately 5.8 million shares of Bucyrus common stock.  Following this transaction the Company is investing in its current businesses and focusing on products and services where it can maintain and build a strong market presence.  The products divested by the Company in the transaction included hydraulic mining excavators, high capacity surface mining trucks, track and rotary blasthole drills, drill tools and highwall mining equipment, as well as the related parts and aftermarket service businesses, including the Company-owned distribution locations.  The Company recorded a gain on the sale of its Mining business of approximately $607 million, net of tax.  Bucyrus has provided the Company with a closing date net asset value statement of the Mining business that would require a payment of approximately $149 million from the Company to Bucyrus.  The Company believes that the Bucyrus calculation of the closing date net asset value is incorrect and not in accordance with the terms of the definitive agreement.  The Company objects to the Bucyrus statement and has provided Bucyrus with a revised closing date net asset value statement that does not require any payment from the Company to Bucyrus.  While the Company believes Bucyrus' position is without merit and intends to vigorously oppose it, no assurance can be given as to the final resolution of this dispute or that the Company will not ultimately be required to make a substantial payment to Bucyrus.

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

On December 31, 2009, the Company completed the sale of substantially all of the assets used in its construction trailer operations, which was formerly part of the AWP segment.  The total purchase price received at closing was $3.1 million, comprised of $0.1 million in cash and $3.0 million of promissory notes.  The promissory notes are secured by a security agreement and a mortgage on the real estate sold in the transaction.

In March 2010, the Company sold the assets of its Powertrain gears business and pumps business, which were formerly part of the Construction segment.  Total proceeds on the sale of these businesses were approximately $2 million.

On March 11, 2010, the Company entered into an agreement to sell its Atlas heavy construction equipment and knuckle-boom crane businesses (collectively, “Atlas”) to Atlas Maschinen GmbH (“Atlas Maschinen”).  Fil Filipov, a former Terex executive and the father of Steve Filipov, the Company’s President, Developing Markets and Strategic Accounts, is the Chairman of Atlas Maschinen.  The Atlas product lines divested in the transaction include crawler, wheel and rail excavators, knuckle-boom truck loader cranes and Terex ® Atlas branded material handlers.  The transaction also includes the Terex Atlas UK distribution business for truck loader cranes in the United Kingdom and the Terex minority ownership position in an Atlas Chinese joint venture.  The Atlas business was previously reported in the Construction segment, with the exception of the knuckle-boom truck loader cranes business, which was reported in the Cranes segment.  On April 15, 2010, the Company completed the portion of this transaction related to the Atlas operations in Germany.  The Company recorded a loss on the sale of Atlas of approximately $12 million, net of tax.  The sales of the remaining portions of the business are expected to be completed later in 2010.

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$3.3	$372.9	$157.7	$710.4

(Loss) income from discontinued operations before income taxes	$(4.1)	$30.6	$(9.6)	$68.5
Benefit from (provision for) income taxes	1.9	(8.6)	5.9	(22.9)
(Loss) income from discontinued operations – net of tax	$(2.2)	$22.0	$(3.7)	$45.6

(Loss) gain on disposition of discontinued operations	$(32.9)	$-	$837.6	$-
Benefit from (provision for) income taxes	7.9	-	(242.2)	-
(Loss) gain on disposition of discontinued operations – net of tax	$(25.0)	$-	$595.4	$-

The following table provides the amounts of assets and liabilities reported in discontinued operations in the Condensed Consolidated Balance Sheet (in millions):

	June 30, 2010	December 31, 2009
Cash and cash equivalents	$-	$41.7
Trade receivables, net	0.7	169.6
Inventories	-	479.3
Other current assets	-	32.7
Current assets – discontinued operations	$0.7	$723.3

Property, plant and equipment - net	$-	$67.4
Goodwill	-	70.6
Other assets	1.3	76.5
Long-term assets – discontinued operations	$1.3	$214.5

Trade accounts payable	$0.1	$104.8
Accrued compensation and benefits	-	23.3
Accrued warranties and product liability	0.1	38.8
Customer advances	-	7.6
Other current liabilities	2.1	83.9
Current liabilities – discontinued operations	$2.3	$258.4

Non – current liabilities – discontinued operations	$0.1	$143.8

The following table provides the amounts of cash and cash equivalents as presented in the Condensed Consolidated Statement of Cash Flows (in millions):

	June 30, 2010	December 31, 2009
Cash and cash equivalents:
Cash and cash equivalents – continuing operations	$1,513.6	$929.5
Cash and cash equivalents – discontinued operations	-	41.7
Total cash and cash equivalents	$1,513.6	$971.2

As a condition of the sales of the Company’s Mining business to Bucyrus and the Atlas business to Atlas Maschinen, the parties have entered into transition services agreements.  The agreements require Terex to provide the respective counterparties to the transactions with certain general and administrative functions and the use of certain business related assets for a period after the close of the sale in exchange for a fee.

NOTE E - EARNINGS PER SHARE

(in millions, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss from continuing operations attributable to Terex Corporation common stockholders	$(13.1)	$(99.6)	$(92.1)	$(198.1)
(Loss) income from discontinued operations-net of tax	(2.2)	22.0	(3.7)	45.6
(Loss) gain on disposition of discontinued operations-net of tax	(25.0)	-	595.4	-
Net (loss) income attributable to Terex Corporation	$(40.3)	$(77.6)	$499.6	$(152.5)

Basic shares:
Weighted average shares outstanding	108.7	99.1	108.5	97.0

Earnings per share - basic:
Loss from continuing operations	$(0.12)	$(1.00)	$(0.85)	$(2.04)
(Loss) income from discontinued operations-net of tax	(0.02)	0.22	(0.03)	0.47
(Loss) gain on disposition of discontinued operations-net of tax	(0.23)	-	5.48	-
Net (loss) income attributable to Terex Corporation	$(0.37)	$(0.78)	$4.60	$(1.57)

Diluted shares:
Weighted average shares outstanding	108.7	99.1	108.5	97.0
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	-	-	-	-
Diluted weighted average shares outstanding	108.7	99.1	108.5	97.0

Earnings per share - diluted:
Loss from continuing operations	$(0.12)	$(1.00)	$(0.85)	$(2.04)
(Loss) income from discontinued operations-net of tax	(0.02)	0.22	(0.03)	0.47
(Loss) gain on disposition of discontinued operations-net of tax	(0.23)	-	5.48	-
Net (loss) income attributable to Terex Corporation	$(0.37)	$(0.78)	$4.60	$(1.57)

The following table provides information to reconcile amounts reported on the Condensed Consolidated Statement of Income to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions):

Noncontrolling Interest Attributable to Common Stockholders
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Loss from continuing operations - as reported	$(11.7)	$(99.2)	$(89.0)	$(197.3)
Less: Noncontrolling interest attributed to loss from continuing operations	(1.4)	(0.4)	(3.1)	(0.8)
Loss from continuing operations attributable to common stockholders	$(13.1)	$(99.6)	$(92.1)	$(198.1)

Weighted average options to purchase 0.6 million shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) were outstanding during the three and six months ended June 30, 2010, and weighted average options to purchase 0.8 million shares of Common Stock were outstanding during the three and six months ended June 30, 2009, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 1.5 million were outstanding during the three and six months ended June 30, 2010, and weighted average restricted stock awards of 0.8 million were outstanding during the three and six months ended June 30, 2009, but were not included in the computation of diluted shares because the effect would be anti-dilutive.  ASC 260, “Earnings per Share” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

The 4% Convertible Notes described in Note L – “Long-Term Obligations” are dilutive to the extent that the volume-weighted average price of the Common Stock of the 4% Convertible Notes for the three and six months ended June 30, 2010 was greater than $16.25 per share and earnings from continuing operations were positive. The number of shares that were contingently issuable for the 4% Convertible Notes during the three and six months ended June 30, 2010 was 2.4 million, but were not included in the computation of diluted shares because the effect would have been anti-dilutive.  The volume-weighted average price of the Common Stock from the date of issuance of the 4% Convertible Notes during the three and six months ended June 30, 2009 was less than $16.25 per share and, as a result, the 4% Convertible Notes were not dilutive for these periods.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	June 30, 2010	December 31, 2009
Finished equipment	$419.3	$388.6
Replacement parts	200.1	216.5
Work-in-process	317.7	342.4
Raw materials and supplies	399.1	396.4
Inventories	$1,336.2	$1,343.9

Reserves for lower of cost or market value, excess and obsolete inventory were $96.0 million and $110.8 million at June 30, 2010 and December 31, 2009, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):
	June 30, 2010	December 31, 2009
Property	$75.8	$90.5
Plant	281.5	293.9
Equipment	497.2	529.0

Less: Accumulated depreciation	(313.4)	(308.4)
Property, plant and equipment – net	$541.1	$605.0

NOTE H – GOODWILL

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):
	Aerial Work Platforms	Construction	Cranes	Materials Processing	Total
Balance at December 31, 2009, gross	$150.7	$438.8	$224.1	$202.3	$1,015.9
Accumulated impairment	(42.8)	(438.8)	-	(23.2)	(504.8)
Balance at December 31, 2009, net	107.9	-	224.1	179.1	511.1

Acquisition	-	-	1.9	-	1.9
Foreign exchange effect and other	(2.2)	-	(29.1)	(11.8)	(43.1)

Balance at June 30, 2010, gross	148.5	438.8	196.9	190.5	974.7
Accumulated impairment	(42.8)	(438.8)	-	(23.2)	(504.8)
Balance at June 30, 2010, net	$105.7	$-	$196.9	$167.3	$469.9

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

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and uses certain financial instruments to manage its foreign currency, interest rate and fair value exposures.  To qualify a derivative as a hedge at inception and throughout the hedge period, the Company formally documents the nature and relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions, and the method of assessing hedge effectiveness.  Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur.  If it is deemed probable that the forecasted transaction will not occur, then the gain or loss would be recognized in current earnings.  Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.  The Company does not engage in trading or other speculative use of financial instruments.

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

In November 2007, the Company entered into an interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment.  At June 30, 2010, the Company had $400.0 million notional amount of this interest rate swap agreement outstanding, which matures in 2017.  The fair market value of this swap at June 30, 2010 and December 31, 2009 was a gain of $46.7 million and $30.2 million, respectively, which is recorded in Other assets.

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

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At June 30, 2010, the Company had $340.5 million notional amount of currency exchange forward contracts outstanding, most of which mature on or before June 30, 2011.  The fair market value of these contracts at June 30, 2010 was a net loss of $1.3 million.  At June 30, 2010, $261.3 million notional amount ($0.2 million of fair value losses) of these swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified transactions.  During 2010 and 2009, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income (loss) and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

The Company entered into a stockholders agreement with Bucyrus that contains certain restrictions, including providing for Terex’s commitment that it will not directly or indirectly sell or otherwise transfer its economic interest in the shares of Bucyrus stock received by it for a period of one year, subject to certain exceptions.  As a result, in order to partially mitigate the risks associated with the shares of Bucyrus stock, the Company entered into derivative contracts using a basket of stocks whose prices have historically been highly correlated with the Bucyrus stock price.  The derivative contracts purchased by the Company expire in the first quarter of 2011.  During the six months ended June 30, 2010, the Company paid premiums of approximately $21 million to enter into derivative trades to mitigate the risk of approximately 95% of the notional value of the Bucyrus stock based on historic prices.  Assuming correlations between Bucyrus stock and the basket are consistent with the historical correlations, these derivatives will protect a portion of the risk of the decline in the price of Bucyrus stock while allowing the Company to keep any gain in the value of the Bucyrus stock.

The Company has not classified these derivative contracts as hedges.  As a result, the Company will mark the derivative contracts to market quarterly through current period earnings.  As of June 30, 2010, the derivative contracts, for which the Company paid approximately $21 million in premiums, were worth $25.5 million, which was reflected on the Condensed Consolidated Balance Sheet in Other current assets.  The value of the derivative contracts is a function of time and the intrinsic value of the derivative.  When the derivative contracts expire, the time value of the derivative contracts will be zero.  During the three months ended June 30, 2010, the price of the derivative contracts decreased, which increased the value of the derivative contracts.  This increase was partially offset by the reduced value of the derivative contracts due to the passage of time.

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	June 30, 2010	December 31, 2009
Foreign exchange contracts	Other current assets	$9.7	$8.3
Interest rate contract	Other assets	46.7	30.2
Total asset derivatives		$56.4	$38.5

Liability Derivatives
Foreign exchange contracts	Other current liabilities	$10.8	$11.6
Interest rate contract	Long-term debt, less current portion	44.0	27.1
Total liability derivatives		$54.8	$38.7

Total Derivatives		$1.6	$(0.2)

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	June 30, 2010	December 31, 2009
Option derivative contracts	Other current assets	$25.5	$-

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Income and Accumulated Other Comprehensive Income (Loss) (“OCI”) (in millions):

Gain Recognized on Derivatives in Income:		Three Months Ended June 30,		Six Months Ended June 30,
Fair Value Derivatives	Location	2010	2009	2010	2009
Interest rate contract	Interest expense	$4.8	$4.1	$9.7	$7.5

Gain (Loss) Recognized on Derivatives in OCI:		Three Months Ended June 30,		Six Months Ended June 30,
Cash Flow Derivatives		2010	2009	2010	2009
Foreign exchange contracts		$(1.6)	$1.8	$3.3	$(3.5)

Gain (Loss) Reclassified from Accumulated OCI into Income (Effective):		Three Months Ended June 30,		Six Months Ended June 30,
Account		2010	2009	2010	2009
Cost of goods sold		$0.5	$7.9	$(1.7)	$14.1
Other income (expense) - net		(2.6)	0.2	(2.9)	(1.5)
Total		$(2.1)	$8.1	$(4.6)	$12.6

Gain (Loss) Recognized on Derivatives (Ineffective) in Income:		Three Months Ended June 30,		Six Months Ended June 30,
Account		2010	2009	2010	2009
Other income (expense) - net		$1.2	$2.5	$(0.9)	$4.0

The following table provides the effect of derivative instruments that are not designated as hedges in the Condensed Consolidated Statement of Income and OCI (in millions):

Gain Recognized on Derivatives not designated as hedges in Income:	Three Months Ended June 30,		Six Months Ended June 30,
Account	2010	2009	2010	2009
Other income (expense) - net	$12.0	$-	$4.5	$-

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

Unrealized net gains (losses), net of tax, included in OCI are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$1.1	$(6.4)	$(3.6)	$(1.0)
Additional gains (losses)	0.9	1.6	5.9	(2.1)
Amounts reclassified to earnings	(2.6)	0.2	(2.9)	(1.5)
Balance at end of period	$(0.6)	$(4.6)	$(0.6)	$(4.6)

The estimated amount of existing pre-tax net gains for derivative contracts recorded in OCI as of June 30, 2010 that are expected to be reclassified into earnings in the next twelve months is $0.6 million.

NOTE J – FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis under the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), include interest rate swap and foreign currency forward contracts discussed in Note I - “Derivative Financial Instruments.”  These contracts are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  ASC 820  establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

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

Determining which category an asset or liability falls within this hierarchy requires judgment.  The Company evaluates its hierarchy disclosures each quarter.  As discussed in Note I - “Derivative Financial Instruments,” the Company has three types of derivative instruments that it records at fair value on a recurring basis: the interest rate swap, option derivative contracts and foreign exchange contracts.  The interest rate swap and option derivative contracts are categorized under Level 2 of the hierarchy above and are recorded at June 30, 2010 as assets of $46.7 million and $25.5 million, respectively.  The foreign exchange contracts are categorized under Level 1 of the hierarchy above and are recorded at June 30, 2010 as a net liability of $0.2 million.  The fair value of the interest rate swap agreement is based on LIBOR yield curves at the reporting date.    The fair values of the option derivative contracts are based on observable market prices at the reporting date.  The fair values of the foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date.

NOTE K – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions.  Given economic trends from 2008 into 2010, the Company initiated certain restructuring programs across all segments to better utilize its workforce and optimize facility utilization to match the demand for its products.

Workforce restructuring activities reduced the number of team members at all levels and caused the Company to incur costs for employee termination benefits related to headcount reductions.  The existing reserve balance as of June 30, 2010 for the workforce restructuring activities is expected to be paid during 2010, except for certain activities in the Cranes segment, which are dependent on the expiration of certain government benefits.  The costs incurred during the period for employee termination benefits include the impact of expected future headcount reductions.

The following table provides information by segment of the number of team members reduced pursuant to workforce reduction activities during the six months ended June 30, 2010:

Number of headcount reductions
Aerial Work Platforms	4
Construction	24
Cranes	48
Materials Processing	46
Corporate and Other	-
Total	122

The Company implemented restructuring activities at certain facilities in its AWP segment to better utilize manufacturing capacity.  The Company relocated telehandler production from Baraga, Michigan to its Moses Lake, Washington facility.  This program cost $1.9 million and resulted in reductions of approximately 86 team members.  This program is complete as of the second quarter of 2010.

To optimize facility utilization, the Company established a restructuring program to move its crushing and screening manufacturing business from Cedarapids, Iowa within the MP segment to other facilities, primarily in North America. Engineering, sales and service functions for materials processing equipment currently made at the plant will be retained at the facility for the near future.  The program is expected to cost $4.0 million, of which $2.0 million has been incurred to date, result in reductions of approximately 186 team members and be completed during 2010.  Costs of $0.6 million were charged to Cost of goods sold (“COGS”) in the six months ended June 30, 2010 for this program.

The Company established a restructuring program within the MP segment to realize cost synergies and support its joint brand strategy by consolidating certain of its crushing equipment manufacturing businesses.  This program will result in the relocation of its Pegson operations in Coalville, United Kingdom to Omagh, Northern Ireland. The global design center for crushing equipment will be retained at Coalville for the near future.  The program is expected to cost $8.5 million, of which $6.4 million has been incurred to date, result in reductions of approximately 215 team members and be completed during 2010.  Program costs of $1.9 million were charged to Selling, general and administrative expense (“SG&A”) in the six months ended June 30, 2010.

To reduce its cost structure, the Company implemented a restructuring program in Corporate and Other to streamline its corporate office space.  This program is expected to cost $3.3 million and was substantially completed by the end of the second quarter of 2010, except for certain contractual payments extending through the first quarter of 2011.  Program costs of $3.3 million were charged to SG&A in the six months ended June 30, 2010.

During the second quarter of 2010, the Company executed a restructuring program to better utilize facility space in its Port Equipment Business, which is included in the Cranes segment.  The program is expected to cost $11.3 million, of which $10.5 million has been incurred to date, result in reductions of approximately 149 team members and be completed during 2010.  Costs of $8.3 million were charged to COGS and $2.2 million to SG&A in the six months ended June 30, 2010.

During the second quarter of 2010, the Company established restructuring programs in certain facilities in Asia to optimize manufacturing capacity within the Cranes and Construction segments which are expected to cost $1.4 million and $4.7 million, respectively, and be completed during 2010.  The program is expected to result in reductions of approximately 34 team members in the Cranes segment with costs of $0.8 million incurred to date and charged to COGS.  The program is expected to result in reductions of approximately 60 team members in the Construction segment with costs of $3.9 million incurred to date and charged to COGS.

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the six months ended June 30, 2010, the cumulative amount of expenses incurred since inception and the total amount expected to be incurred  (in millions):
	Amount incurred during the six months ended June 30, 2010	Cumulative amount incurred through June 30, 2010	Total amount expected to be incurred
Aerial Work Platforms	$0.2	$23.3	$23.5
Construction	2.7	37.7	39.8
Cranes	11.3	15.6	18.6
Materials Processing	2.5	10.1	14.9
Corporate and Other	3.3	6.0	6.0
Total	$20.0	$92.7	$102.8

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the six months ended June 30, 2010, the cumulative amount of expenses incurred since inception and the total amount expected to be incurred  (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred in the six months ended June 30, 2010	$9.9	$4.4	$5.7	$20.0
Cumulative amount incurred through June 30, 2010	$73.0	$8.8	$10.9	$92.7
Total amount expected to be incurred	$76.4	$12.3	$14.1	$102.8

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the six months ended June 30, 2010 (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Restructuring reserve at December 31, 2009	$18.5	$1.8	$1.7	$22.0
Restructuring charges	8.8	1.7	0.3	10.8
Cash expenditures	(13.2)	(1.7)	(0.7)	(15.6)
Restructuring reserve at June 30, 2010	$14.1	$1.8	$1.3	$17.2

In the aggregate, the restructuring charges described above incurred during the six months ended June 30, 2010 and 2009 were included in COGS ($12.9 million and $25.5 million) and SG&A ($7.1 million and $17.9 million), respectively.  Included in the restructuring costs are $6.3 million of asset impairments.

NOTE L – LONG-TERM OBLIGATIONS

2006 Credit Agreement

On July 14, 2006, the Company and certain of its subsidiaries entered into a Credit Agreement (the “2006 Credit Agreement”) with the lenders party thereto (the “Lenders”) and Credit Suisse, as administrative and collateral agent.  The 2006 Credit Agreement provides the Company with a revolving line of credit of up to $550 million available through July 14, 2012 and term debt of $270.9 million that will mature on July 14, 2013.  The revolving line of credit consists of $350 million of domestic revolving loans and $200 million of multicurrency revolving loans.  The 2006 Credit Agreement also originally provided for incremental loan commitments of up to $300 million, which may be extended at the option of the Lenders or other lenders, subject to the approval of the administrative agent, in the form of revolving credit loans, term loans or a combination of both.  As discussed below, the Company drew $136.5 million in incremental term loans under this commitment during the year ended December 31, 2009, leaving up to $163.5 million available.  The 2006 Credit Agreement was amended on January 11, 2008, February 24, 2009, June 3, 2009 and January 15, 2010.

Pursuant to the January 2010 amendment, the Company was permitted to (i) acquire shares of common stock of Bucyrus in connection with the disposition of its Mining business and (ii) enter into hedging agreements for the purpose of managing risk associated with its investment in Bucyrus stock.  In accordance with this amendment, Terex Mining Australia Pty Ltd has been replaced as the Australian borrower by Terex Lifting Australia Pty Ltd.

Pursuant to the June 2009 amendment, the Company reduced its domestic revolving credit commitments under the 2006 Credit Agreement by $150 million, prepaid $58.4 million principal amount of its term loans thereunder, and increased the interest rates charged thereunder.  The amendment also eliminated certain existing financial covenants dealing with the Company’s consolidated leverage ratio and consolidated fixed charge coverage ratio, and instead will require the Company to maintain liquidity of not less than $250 million on the last day of each fiscal quarter through June 30, 2011, and thereafter maintain a specified senior secured debt leverage ratio.  Liquidity is defined as Cash and cash equivalents plus availability under the 2006 Credit Agreement.  Pursuant to the amendment, the Company added flexibility in various restrictive covenants and agreed to provide certain collateral to secure the Company’s obligations under the 2006 Credit Agreement.  Additionally, under the amendment, at any time on or prior to June 30, 2011, if the Company’s consolidated leverage ratio (as defined in the 2006 Credit Agreement) is greater than 2.50 to 1.00, the Company will be prohibited from repurchasing shares of its Common Stock, paying dividends or redeeming debt except with the proceeds of equity offerings and other than regularly scheduled payments of debt and debt under the 2006 Credit Agreement and incurring additional debt.  The amendment also included certain other technical changes.

In connection with the acquisition of the Port Equipment Business, on July 22, 2009, the Company entered into an Incremental Term Loan Assumption Agreement (the “JPM Incremental Agreement”) with J.P. Morgan Chase International Financing Limited and, on July 23, 2009, the Company entered into an Incremental Term Loan Assumption Agreement (the “Additional Incremental Agreement”) with certain of the Port Equipment Business lenders, both under the Company’s existing credit facility.  Pursuant to the JPM Incremental Agreement, the Company borrowed $66.2 million, which will bear interest at a rate of LIBOR plus 3.75% and mature on July 14, 2013.  Pursuant to the Additional Incremental Agreement, the Company borrowed $70.3 million, which will bear interest at a rate of LIBOR plus 3.75% and mature on July 14, 2013.  The net proceeds of both incremental term loans are being used for general corporate purposes.

As of June 30, 2010 and December 31, 2009, the Company had $270.9 million and $272.0 million, respectively, of term loans outstanding under the 2006 Credit Agreement.  Term loans under the 2006 Credit Agreement bear interest at a rate of LIBOR plus 3.75%.  The weighted average interest rate on the term loans under the 2006 Credit Agreement at June 30, 2010 and December 31, 2009 was 4.28% and 4.00%, respectively.

The Company had no revolving credit amounts outstanding as of June 30, 2010 or December 31, 2009.

The 2006 Credit Agreement incorporates facilities for issuance of letters of credit up to $250 million.  Letters of credit issued under the 2006 Credit Agreement letter of credit facility decrease availability under the $550 million revolving line of credit.  As of June 30, 2010 and December 31, 2009, the Company had letters of credit issued under the 2006 Credit Agreement that totaled $40.3 million and $68.9 million, respectively.  The 2006 Credit Agreement also permits the Company to have additional letter of credit facilities up to $100 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit.  As of June 30, 2010 and December 31, 2009, the Company had letters of credit issued under the additional letter of credit facilities of the 2006 Credit Agreement that totaled $7.8 million and $10.8 million, respectively.  The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce our availability under the 2006 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $123.0 million and $152.7 million as of June 30, 2010 and December 31, 2009, respectively.  In total, as of June 30, 2010 and December 31, 2009, the Company had letters of credit outstanding of $171.1 million and $232.4 million, respectively.

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

The Company currently is subject to certain restrictions under the 2006 Credit Agreement with respect to its uses of cash, including limitations in making acquisitions, repurchasing shares of its Common Stock, paying dividends, redeeming debt, except with the proceeds of equity offerings and other than regularly scheduled payments of debt and debt under the 2006 Credit Agreement, and incurring additional debt.

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

The Company, as issuer of the 4% Convertible Notes, must separately account for the liability and equity components of the 4% Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods.  The Company allocated $54.3 million of the $172.5 million principal amount of the 4% Convertible Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through June 2015.  The Company recorded a related deferred tax liability of $19.4 million on the equity component.  The balance of the 4% Convertible Notes was $125.6 million at June 30, 2010.  The Company recognized interest expense of $6.9 million on the 4% Convertible Notes for the six months ended June 30, 2010.  The interest expense recognized for the 4% Convertible Notes will increase as the discount is amortized using the effective interest method, which accretes the debt balance over its term to $172.5 million at maturity.  Interest expense on the 4% Convertible Notes throughout its term includes 4% annually of cash interest on the maturity balance of $172.5 million plus non-cash interest expense accreted to the debt balance as described.  The 4% Convertible Notes are classified as long-term debt in the Company’s Condensed Consolidated Balance Sheet at June 30, 2010 based on their June 2015 maturity date.

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

In June 2010, the Company obtained a waiver from the holders of the 8% Notes with respect to the use of the proceeds from the Mining divestiture, as described below.  Pursuant to the 8% Notes, the Company has to reinvest the net cash proceeds of divestitures within 365 days or tender for the 8% Notes at par.  The holders of the 8% Notes have waived their rights to a tender at par for the Notes with the net cash proceeds (both those cash proceeds already in hand as well as up to $300 million in cash proceeds received upon disposition of the Bucyrus common stock after paying taxes and fees) from the Mining divestiture even if such proceeds have not been reinvested during the 365-day periods following the Mining divestiture and the date or dates of the Company’s sales of shares of Bucyrus common stock.  The Company is reviewing its alternatives with respect to the use of the net cash proceeds received from the Mining divestiture.  The waiver gives the Company greater flexibility with respect to the timing and use of such proceeds.

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

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet  (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of June 30, 2010, as follows (in millions, except for quotes):
	Book Value	Quote	FV
7-3/8% Notes	$299.1	$1.00250	$300
8% Notes	$800.0	$0.92000	$736
4% Convertible Notes (net of discount)	$125.6	$1.35125	$170
10-7/8% Notes	$294.0	$1.07500	$316
Term debt under the 2006 Credit Agreement	$270.9	$0.98250	$266

The Company believes that the carrying value of its other borrowings approximates fair market value based on discounted future cash flows using rates currently available for debt of similar terms and remaining maturities.

NOTE M – RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of June 30, 2010, the Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”).  Participation in the plan for all employees has been frozen.  Participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only.  The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment.  The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service.  It is the Company’s policy generally to fund the Terex Plan based on the minimum requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds.

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

Other Postemployment Benefits

The Company has several non-pension post-retirement benefit programs.  The Company provides postemployment health and life insurance benefits to certain former salaried and hourly employees.  The health care programs are contributory, with participants’ contributions adjusted annually, and the life insurance plan is noncontributory.

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Components of net periodic cost:
Service cost	$0.5	$0.5	$1.0	$1.1
Interest cost	2.1	2.1	4.3	4.2
Expected return on plan assets	(1.8)	(1.6)	(3.7)	(3.2)
Amortization of prior service cost	-	-	0.1	-
Recognized actuarial loss	0.9	1.3	1.8	2.5
Net periodic cost	$1.7	$2.3	$3.5	$4.6

	Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Components of net periodic cost:
Service cost	$-	$-	$-	$0.1
Interest cost	0.2	0.2	0.3	0.4
Recognized actuarial loss	-	0.1	0.1	0.2
Net periodic cost	$0.2	$0.3	$0.4	$0.7

The Company plans to contribute approximately $5 million to its U.S. defined benefit pension and post-retirement plans for the year ending December 31, 2010.  During the six months ended June 30, 2010, the Company contributed $2.2 million to its U.S. defined benefit pension plans.

Non-U.S. Plans – The Company maintains defined benefit plans in Germany, France, China, India and the United Kingdom for some of its subsidiaries.  The plans in Germany, China, India and France are unfunded plans.  During the second quarter of 2010, it was determined that the defined benefit plan in the United Kingdom will be frozen effective July 31, 2010.  Active participants in this plan will be eligible to participate in a defined contribution plan.  The curtailment gain of $3.5 million with respect to this plan was offset against actuarial losses.  For the Company’s operations in Italy and the United Arab Emirates, there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination.  The Company records this obligation based on the mandated requirements.  The measure of the current obligation is not dependent on the employees’ future service and therefore is measured at current value.

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Components of net periodic cost:
Service cost	$0.7	$1.3	$2.0	$2.2
Interest cost	2.1	2.3	4.4	4.4
Expected return on plan assets	(1.2)	(1.2)	(2.4)	(2.2)
Recognized actuarial loss	0.3	0.3	0.7	0.5
Net periodic cost	$1.9	$2.7	$4.7	$4.9

The Company plans to contribute approximately $9 million to its non-U.S. defined benefit pension plans for the year ending December 31, 2010.  During the six months ended June 30, 2010, the Company contributed $6.5 million to its international defined benefit pension plans.

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

The Company has been named in a number of class action lawsuits, which generally cover the period from February 2008 to February 2009.  These lawsuits include three securities class action lawsuits, four ERISA class action lawsuits and one stockholder derivative lawsuit.  The lawsuits allege, among other things, that certain of the Company’s United States Securities and Exchange Commission (“SEC”) filings and other public statements contained false and misleading statements which resulted in damages to the Company, the plaintiffs and the members of the purported class when they purchased the Company’s securities and that there were breaches of fiduciary duties and of ERISA disclosure requirements.  These actions are at the very early stages and the Company has no information other than as set forth in the complaints.  The complaints all seek, among other things, unspecified compensatory damages, costs and expenses.  The derivative complaint also seeks amendments to the Company’s corporate governance procedures in addition to unspecified compensatory damages from the individual defendants in favor of the Company.  The Company believes that the allegations in the suits are without merit, and Terex, its directors and the named executives will vigorously defend against them.

The Company believes that it has acted, and continues to act, in compliance with federal securities laws and ERISA law with respect to these matters.

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

The Company’s outstanding letters of credit totaled $171.1 million at June 30, 2010.  The letters of credit generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet.  Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

As of June 30, 2010 and December 31, 2009, the Company’s maximum exposure to such credit guarantees was $228.8 million and $236.2 million, respectively, including total guarantees issued by Terex Demag GmbH, part of the Cranes segment, of $126.8 million and $151.4 million, respectively, and Genie Holdings, Inc. and its affiliates (“Genie”), part of the AWP segment, of $35.2 million and $41.7 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Given current financial and economic conditions, there can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  The maximum exposure for residual value guarantees issued by the Company totaled $22.6 million and $26.7 million as of June 30, 2010 and December 31, 2009, respectively.  The Company is able to mitigate some of the risk associated with these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of June 30, 2010 and December 31, 2009, the Company’s maximum exposure pursuant to buyback guarantees was $121.5 million and $138.6 million, respectively, including total guarantees issued by Genie of $117.9 million and $133.6 million, respectively. The Company is able to mitigate some of the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

There can be no assurance that our historical experience in used equipment markets will be indicative of future results.  Our ability to recover losses experienced from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

As of June 30, 2010 and December 31, 2009, the Company has recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Condensed Consolidated Balance Sheet of approximately $20 million and $21 million, respectively, for the estimated fair value of all guarantees provided.

NOTE O – STOCKHOLDERS’ EQUITY

Total non-stockholder changes in equity (comprehensive income) include all changes in equity during a period except those resulting from investments by, and distributions to, stockholders.  The specific components include: net income, deferred gains and losses resulting from foreign currency translation, pension liability adjustments, equity security adjustments and deferred gains and losses resulting from derivative hedging transactions.  Total non-stockholder changes in equity were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net (loss) income	$(38.9)	$(77.2)	$502.7	$(151.7)
Other comprehensive income (loss):
Pension liability adjustment	12.0	(1.5)	18.7	(0.4)
Translation adjustment	(122.9)	167.5	(231.6)	97.4
Equity security adjustment	(76.6)	-	(56.9)	-
Derivative hedging adjustment	(1.6)	1.8	3.0	(3.6)
Comprehensive (loss) income	(228.0)	90.6	235.9	(58.3)
Comprehensive loss attributable to noncontrolling interest	(1.4)	(0.4)	(3.1)	(0.8)
Comprehensive (loss) income attributable to Terex Corporation	$(229.4)	$90.2	$232.8	$(59.1)

During the six months ended June 30, 2010, the Company purchased 29% of the noncontrolling interest in one of its consolidated subsidiaries in the Construction segment.  The result of the transaction was a decrease in Noncontrolling interest of $0.7 million and a decrease in Additional paid-in capital of $12.3 million in the Condensed Consolidated Balance Sheet as of June 30, 2010.

During the six months ended June 30, 2010, the Company granted 1.9 million shares of restricted stock to its employees with a weighted average grant date fair value of $20.10 per share.  Approximately 62% of these restricted stock awards vest ratably over a five-year period.  Approximately 34% of the shares granted are based on performance targets containing a market condition.  The Company used the Monte Carlo method to determine grant date fair values of $16.17-$19.08 per share and a derived service period of four years for the awards with a market condition.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

Dividend yields	0.00%
Expected volatility	59.04%
Risk free interest rate	3.04%
Expected life (in years)	4

During the six months ended June 30, 2010, the Company issued 41 thousand shares and purchased 38 thousand shares of its outstanding Common Stock for a deferred compensation plan under a Rabbi Trust.

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED JUNE 30, 2010
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$51.5	$396.1	$787.3	$(155.0)	$1,079.9
Cost of goods sold	(50.1)	(347.6)	(682.3)	155.0	(925.0)
Gross profit	1.4	48.5	105.0	-	154.9
Selling, general & administrative expenses	(15.3)	(47.5)	(102.5)	-	(165.3)
(Loss) income from operations	(13.9)	1.0	2.5	-	(10.4)
Interest income	0.3	0.1	1.6	-	2.0
Interest expense	(26.9)	(1.7)	(6.8)	-	(35.4)
Income (loss) from subsidiaries	(191.3)	-	-	191.3	-
Other income (expense) - net	7.1	(0.6)	2.0	-	8.5
(Loss) income from continuing operations before income taxes	(224.7)	(1.2)	(0.7)	191.3	(35.3)
(Provision for) benefit from income taxes	(4.5)	(2.5)	30.6	-	23.6
(Loss) income from continuing operations	(229.2)	(3.7)	29.9	191.3	(11.7)
(Loss) income from discontinued operations – net of tax	(3.3)	(3.1)	4.2	-	(2.2)
Losson disposition of discontinued operations	192.2	(30.5)	(186.7)	-	(25.0)
Net (loss) income	(40.3)	(37.3)	(152.6)	191.3	(38.9)
Less: Net income attributable to noncontrolling interest	-	-	(1.4)	-	(1.4)
Net (loss) income attributable to Terex Corporation	$(40.3)	$(37.3)	$(154.0)	$191.3	$(40.3)

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED JUNE 30, 2009
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$26.5	$283.9	$691.2	$(54.3)	$947.3
Cost of goods sold	(30.1)	(278.4)	(627.3)	54.3	(881.5)
Gross profit	(3.6)	5.5	63.9	-	65.8
Selling, general & administrative expenses	(23.4)	(55.3)	(102.2)	-	(180.9)
Loss from operations	(27.0)	(49.8)	(38.3)	-	(115.1)
Interest income	0.2	0.1	0.5	-	0.8
Interest expense	(17.4)	(2.4)	(5.4)	-	(25.2)
Loss on early extinguishment of debt	(3.3)	-	-	-	(3.3)
Income (loss) from subsidiaries	(75.1)	-	-	75.1	-
Other income (expense) - net	6.4	(0.3)	(1.9)	-	4.2
(Loss) income from continuing operations before income taxes	(116.2)	(52.4)	(45.1)	75.1	(138.6)
Benefit from income taxes	29.3	3.9	6.2	-	39.4
(Loss) income from continuing operations	(86.9)	(48.5)	(38.9)	75.1	(99.2)
Income (loss) from discontinued operations – net of tax	9.3	(1.9)	14.6	-	22.0
Net (loss) income	(77.6)	(50.4)	(24.3)	75.1	(77.2)
Less: Net income attributable to noncontrolling interest	-	-	(0.4)	-	(0.4)
Net (loss) income attributable to Terex Corporation	$(77.6)	$(50.4)	$(24.7)	$75.1	$(77.6)

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
SIX MONTHS ENDED JUNE 30, 2010
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$90.5	$709.3	$1,478.5	$(262.5)	$2,015.8
Cost of goods sold	(89.5)	(648.4)	(1,287.0)	262.5	(1,762.4)
Gross profit	1.0	60.9	191.5	-	253.4
Selling, general & administrative expenses	(34.1)	(92.3)	(203.9)	-	(330.3)
Loss from operations	(33.1)	(31.4)	(12.4)	-	(76.9)
Interest income	0.7	0.1	2.3	-	3.1
Interest expense	(53.5)	(3.5)	(14.3)	-	(71.3)
Income from subsidiaries	423.7	-	-	(423.7)	-
Other income (expense) - net	-	(0.9)	(3.5)	-	(4.4)
Income (loss) from continuing operations before income taxes	337.8	(35.7)	(27.9)	(423.7)	(149.5)
Benefit from income taxes	16.8	7.9	35.8	-	60.5
Income (loss) from continuing operations	354.6	(27.8)	7.9	(423.7)	(89.0)
(Loss) income from discontinued operations – net of tax	(4.4)	(4.7)	5.4	-	(3.7)
Gain on disposition of discontinued operations	149.4	51.0	395.0	-	595.4
Net income (loss)	499.6	18.5	408.3	(423.7)	502.7
Less: Net income attributable to noncontrolling interest	-	-	(3.1)	-	(3.1)
Net income (loss) attributable to Terex Corporation	$499.6	$18.5	$405.2	$(423.7)	$499.6

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
SIX MONTHS ENDED JUNE 30, 2009
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$53.7	$625.3	$1,366.7	$(132.6)	$1,913.1
Cost of goods sold	(61.5)	(621.3)	(1,230.0)	132.6	(1,780.2)
Gross profit	(7.8)	4.0	136.7	-	132.9
Selling, general & administrative expenses	(37.3)	(113.4)	(208.3)	-	(359.0)
Loss from operations	(45.1)	(109.4)	(71.6)	-	(226.1)
Interest income	0.3	0.2	1.4	-	1.9
Interest expense	(31.8)	(4.8)	(12.0)	-	(48.6)
Loss on early extinguishment of debt	(3.3)	-	-	-	(3.3)
Income (loss) from subsidiaries	(150.5)	-	-	150.5	-
Other income (expense) - net	10.5	(0.4)	(9.1)	-	1.0
Loss from continuing operations before income taxes	(219.9)	(114.4)	(91.3)	150.5	(275.1)
Benefit from income taxes	41.7	23.8	12.3	-	77.8
Loss (income) from continuing operations	(178.2)	(90.6)	(79.0)	150.5	(197.3)
Income from discontinued operations – net of tax	25.7	10.1	9.8	-	45.6
Net (loss) income	(152.5)	(80.5)	(69.2)	150.5	(151.7)
Less: Net income attributable to noncontrolling interest	-	-	(0.8)	-	(0.8)
Net loss attributable to Terex Corporation	$(152.5)	$(80.5)	$(70.0)	$150.5	$(152.5)

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2010
(in millions)

	Terex Corporation	Wholly-Owned Guarantors	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$686.8	$1.5	$825.3	$-	$1,513.6
Investments in marketable securities	276.3	-	-	-	276.3
Trade receivables - net	28.4	150.2	490.8	-	669.4
Intercompany receivables	1.4	91.5	54.1	(147.0)	-
Inventories	64.0	309.8	962.4	-	1,336.2
Other current assets	146.5	8.2	117.6	-	272.3
Current assets – discontinued operations	-	-	0.7	-	0.7
Total current assets	1,203.4	561.2	2,450.9	(147.0)	4,068.5
Property, plant & equipment - net	52.9	115.8	372.4	-	541.1
Goodwill	0.2	150.2	319.5	-	469.9
Non-current intercompany receivables	648.4	44.9	37.3	(730.6)	-
Investment in and advances to (from) subsidiaries	2,574.2	(412.7)	2,511.6	(4,666.3)	6.8
Other assets	106.1	188.5	191.1	-	485.7
Non-current assets – discontinued operations	-	-	1.3	-	1.3

Total assets	$4,585.2	$647.9	$5,884.1	$(5,543.9)	$5,573.3

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$2.8	$5.7	$51.2	$-	$59.7
Trade accounts payable	18.0	125.5	461.2	-	604.7
Intercompany payables	(17.7)	30.1	134.6	(147.0)	-
Accruals and other current liabilities	68.7	94.0	559.0	-	721.7
Current liabilities – discontinued operations	63.3	(3.6)	(57.4)	-	2.3
Total current liabilities	135.1	251.7	1,148.6	(147.0)	1,388.4
Long-term debt, less current portion	1,448.2	119.0	333.9	-	1,901.1
Non-current intercompany payables	1,021.7	(1,011.2)	720.1	(730.6)	-
Retirement plans and other long-term liabilities	102.6	57.2	222.9	-	382.7
Non-current liabilities – discontinued operations	(3.5)	45.3	(41.7)	-	0.1
Stockholders’ equity	1,881.1	1,185.9	3,500.3	(4,666.3)	1,901.0

Total liabilities and stockholders’ equity	$4,585.2	$647.9	$5,884.1	$(5,543.9)	$5,573.3

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash used in operating activities of continuing operations	$(160.0)	$7.9	$(109.4)	$-	$(261.5)
Cash flows from investing activities
Capital expenditures	(4.3)	(3.5)	(13.0)	-	(20.8)
Proceeds from disposition of discontinued operations	294.8	-	707.2	-	1,002.0
Proceeds from sale of assets	2.4	0.3	3.4	-	6.1
Net cash provided by investing activities of continuing operations	292.9	(3.2)	697.6	-	987.3
Cash flows from financing activities
Principal repayments of long-term debt	(1.0)	(0.1)	(0.2)	-	(1.3)
Net repayments under revolving line of credit agreement	-	(0.8)	(12.7)	-	(13.5)
Payment of debt issuance costs	(5.8)	(0.6)	(0.7)	-	(7.1)
Acquisition of noncontrolling interest	-	-	(12.9)	-	(12.9)
Distributions to noncontrolling interest	-	-	(3.2)	-	(3.2)
Other – net	0.6	-	(0.6)	-	-
Net cash used in financing activities of continuing operations	(6.2)	(1.5)	(30.3)	-	(38.0)
Cash flows from discontinued operations
Net cash used in operating activities of discontinued operations	(19.3)	(2.2)	(31.7)	-	(53.2)
Net cash used in investing activities of discontinued operations	-	-	0.1	-	0.1
Net cash provided by financing activities of discontinued operations	-	-	(0.1)	-	(0.1)
Net cash used in discontinued operations	(19.3)	(2.2)	(31.7)	-	(53.2)
Effect of exchange rate changes on cash and cash equivalents	-	-	(92.2)	-	(92.2)
Net increase (decrease) in cash and cash equivalents	107.4	1.0	434.0	-	542.4
Cash and cash equivalents, beginning of period	579.4	0.5	391.3	-	971.2
Cash and cash equivalents, end of period	$686.8	$1.5	$825.3	$-	$1,513.6

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash used in operating activities of continuing operations	$(80.1)	$14.9	$21.5	$-	$(43.7)
Cash flows from investing activities
Capital expenditures	(5.6)	(6.4)	(19.1)	-	(31.1)
Proceeds from sale of assets	-	0.1	1.1	-	1.2
Net cash used in investing activities of continuing operations	(5.6)	(6.3)	(18.0)	-	(29.9)
Cash flows from financing activities
Proceeds from issuance of long-term debt	465.4	-	-	-	465.4
Principal repayments of long-term debt	(8.8)	(22.1)	(27.5)		(58.4)
Proceeds from issuance of common stock	156.3	-	-		156.3
Net borrowings under revolving line of credit agreement	(5.3)	(14.3)	(11.0)		(30.6)
Payment of debt issuance costs	(16.6)	-	-	-	(16.6)
Acquisition of noncontrolling interest	-	(1.7)	-	-	(1.7)
Other – net	0.1	-	(0.7)	-	(0.6)
Net cash provided by (used in) financing activities of continuing operations	591.1	(38.1)	(39.2)	-	513.8
Cash flows from discontinued operations
Net cash used in operating activities of discontinued operations	(3.2)	26.1	(15.5)	-	7.4
Net cash used in investing activities of discontinued operations	-	(0.4)	(3.4)	-	(3.8)
Net cash used in financing activities of discontinued operations	-	(0.1)	(0.1)	-	(0.2)
Net cash provided by (used in) discontinued operations	(3.2)	25.6	(19.0)	-	3.4
Effect of exchange rate changes on cash and cash equivalents	-	-	10.5	-	10.5
Net increase (decrease) in cash and cash equivalents	502.2	(3.9)	(44.2)	-	454.1
Cash and cash equivalents, beginning of period	1.5	5.4	477.5	-	484.4
Cash and cash equivalents, end of period	$503.7	$1.5	$433.3	$-	$938.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

On December 20, 2009, we entered into a definitive agreement to sell our Mining business to Bucyrus International, Inc. (“Bucyrus”).  We completed this transaction on February 19, 2010.  The results of the Mining business were consolidated within the former Materials Processing & Mining Segment.  On December 31, 2009, we sold the assets of our construction trailer business.  The results of this business were formerly consolidated within the AWP segment.  In March 2010, we sold the assets of our Powertrain pumps business and gears business.  The results of these businesses were formerly consolidated within the Construction segment.  On March 11, 2010, we entered into a definitive agreement to sell our Atlas heavy construction equipment and knuckle-boom crane businesses.  The results of these businesses were formerly consolidated within the Construction and Cranes segments, respectively.  On April 15, 2010, we completed the portion of this transaction related to the operations in Germany.  The sales of the remaining portions of the business are expected to be completed later in 2010.  Due to the divestiture of these businesses, the reporting of these businesses has been included in discontinued operations for all periods presented.

Non-GAAP Measures

In this document, we refer to various GAAP (U.S. generally accepted accounting principles) and non-GAAP financial measures.  These non-GAAP measures may not be comparable to similarly titled measures disclosed by other companies.  We present non-GAAP financial measures in reporting our financial results to provide investors with additional analytical tools which we believe are useful in evaluating our operating results and the ongoing performance of our underlying businesses.  We do not, nor do we suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Non-GAAP measures we use include the translation effect of foreign currency exchange rate changes on net sales, gross profit, Selling, General & Administrative (“SG&A”) costs and operating profit, as well as the net sales, gross profit, SG&A costs and operating profit excluding the impact of acquisitions.

As changes in foreign currency exchange rates have a non-operating impact on our financial results, we believe excluding the effect of these changes assists in the assessment of our business results between periods.  We calculate the translation effect of foreign currency exchange rate changes by translating the current period results at the rates that the comparable prior periods were translated to isolate the foreign exchange component of the fluctuation from the operational component.  Similarly, the impact of changes in our results from acquisitions that were not included in comparable prior periods is subtracted from the absolute change in results to allow for better comparability of results between periods.

Non-GAAP measures we use also include Net Operating Profit After Tax, (“NOPAT”), which is used in the calculation of our after tax return on invested capital (“ROIC”), which is discussed in detail below.

Overview

We have just completed a challenging first half of 2010, but many of our businesses have seen their recent results show improvement off of trough levels experienced during 2009.  The impact of restructuring activities is beginning to result in improved financial results, which we believe will continue going forward.  See Note K –“Restructuring and Other Charges” in our Condensed Consolidated Financial Statements for a detailed description of our restructuring activities, including the reasons, timing and costs associated with such actions.  In addition, we continue to have significant liquidity as a result of the divestiture of our Mining business, our 2009 capital raising activities and the working capital reductions accomplished last year.

In the first half of 2010, and throughout the remainder of 2010, our focus will be on growth.  As our manufacturing locations increase production and demand is expected to increase, we have begun to redeploy our cash in areas where we see a potential for accelerated growth and market presence, such as financial services, developing markets and internal improvement initiatives.  In the second quarter, we invested approximately $28 million in financing receivables as part of our initiatives to provide solutions to our customers and accelerate the growth of our businesses.  We are making additional investments in our new manufacturing facility in India.  Our new Changzhou, China facility is expected to commence production later this year.  In addition, our announced investment in southern Brazil for a new multi-product facility is on track for start up early next year.

We have previously indicated that acquisitions could be a likely use of cash; however, it remains difficult to predict the likelihood and timing of the completion of any potential transactions.  If acquisitions that meet our financial and strategic objectives do not arise, we expect to repay some debt this year, while maintaining sufficient flexibility to capitalize on market opportunities.

Our performance for the second quarter of 2010 was generally in line with our expectations.  Net sales increased approximately 6% on a year-over-year basis, excluding the impact of acquisitions.  We see some tangible signs of an improving business environment, with order activity in most of our product categories having increased during the second quarter of 2010 compared with the previous quarter and previous year period.  In addition, our production schedules have generally increased and we are now building our products in quantities generally consistent with end user demand.

Performance in the MP segment has improved, posting a profit in the second quarter of 2010, and we expect the positive profitability trend to continue as the year progresses.  Our AWP business continues to reflect soft, but improving, demand from the rental channel.  Increased production schedules and a fuller factory workload bolstered operating performance in the period to approach break-even, despite revenue approximately 69% below prior peak levels.  We sharply reduced operating losses in our Construction segment, reflecting benefits from cost savings initiatives we implemented throughout 2009, increasing demand for compact construction equipment and improved operating performances of our material handler and off-highway truck businesses.  As expected, our Cranes segment continued to experience a net sales and backlog decline versus the prior year period.  We expect this trend to continue, but moderate during the balance of 2010.  We have seen a drop in order rates for our mobile cranes.  Similarly, orders for stationary cranes continue to be weak.  A bright spot within the Cranes segment was the improvement in the Terex Port Equipment business.  Order inquiries for this business have increased substantially compared to last year and we are seeing the positive impact of restructuring programs take effect.

For the remainder of the year, we continue to expect non-residential end-market softness in North America and Europe.  Developing markets, however, have been a source of revenue growth and we expect this to continue, with Brazil, China, India and Saudi Arabia expected to be key growth markets.  Approximately one third of our overall sales now come from the developing markets.  The markets in Brazil and India are both up over 100% year-over-year, and the Russian market has improved.  Our net sales in Saudi Arabia have more than doubled.  It is difficult to know the overall strength of the recovery, but we do believe it will be broadly based, led by developing markets, then North America and finally Europe.

We believe we are at a point where the future will be better than the recent past, with an initially slow recovery that continues to accelerate.  We continue to expect break-even operating profit for the full year 2010 before interest and taxes, and a loss of approximately $1.00 per share, both excluding restructuring and unusual items.  Due to the divestiture of the Atlas business and the negative effect of currency exchange rate changes, we now expect full year 2010 sales to be in the range of $4.5 to $4.6 billion.  While clearly a challenge, our objective remains to return to EPS profitability in the fourth quarter of 2010.  Longer term, we continue to view 2011 as a profitable growth year.

After tax return on invested capital (“ROIC”) continues to be a key metric that we use to measure our operating performance.  ROIC measures how effectively we utilize the capital invested in our operations.  After tax ROIC is determined by dividing the sum of NOPAT (as defined below) for each of the previous four quarters by the average of the sum of Total stockholders’ equity plus Debt (as defined below) less Cash and cash equivalents for the previous five quarters.  NOPAT, which is a non-GAAP measure, for each quarter is calculated by multiplying Income (loss) from continuing and discontinued operations by a figure equal to one minus the effective tax rate of the Company.  We believe that earnings from discontinued operations, as well as the net assets that comprise those operations invested capital, should be included in this calculation because it captures the financial returns on our capital allocation decisions for the measured periods.  The effective tax rate is equal to the (Provision for) benefit from income taxes divided by Income (loss) before income taxes for the respective quarter.  Debt is calculated using the amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion.  We calculate ROIC using the last four quarters’ NOPAT as this represents the most recent twelve-month period at any given point of determination.  In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) over the same time period as the numerator (four quarters of average invested capital).

We use ROIC as a key metric because we believe that it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement.  We believe that ROIC measures return on the full enterprise-wide amount of capital invested in our business, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance.  We also believe that adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested.  As the tables below show, our ROIC at June 30, 2010 was negative 8.1%, up from negative 9.6% at December 31, 2009, primarily due to declining operating losses in recent periods.

The amounts described below are reported in millions of U.S. dollars, except for the effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Jun ‘10	Mar ‘10	Dec ‘09	Sep ‘09	Jun ‘09
(Benefit from) provision for income taxes as adjusted	$(25.5)	$(40.9)	$21.8	$(24.5)
Divided by: Loss before income taxes as adjusted	(39.4)	(119.7)	(121.6)	(126.9)
Effective tax rate as adjusted	64.7%	34.2%	(17.9)%	19.3%

Loss from operations as adjusted	$(15.1)	$(74.5)	$(62.6)	$(94.5)
Multiplied by: 1 minus Effective tax rate as adjusted	35.3%	65.8%	117.9%	80.7%
Adjusted net operating loss after tax	$(5.3)	$(49.0)	$(73.8)	$(76.3)

Debt (as defined above)	$1,960.8	$1,968.0	$1,966.4	$2,002.9	$1,736.6
Less: Cash and cash equivalents as adjusted	(1,513.6)	(1,796.2)	(971.2)	(1,033.2)	(938.5)
Debt less Cash and cash equivalents as adjusted	$447.2	$171.8	$995.2	$969.7	$798.1

Total Terex Corporation stockholders’ equity as adjusted	$1,881.1	$2,102.4	$1,650.2	$1,819.5	$1,860.2

Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$2,328.3	$2,274.2	$2,645.4	$2,789.2	$2,658.3

June 30, 2010 ROIC	(8.1%)
Adjusted net operating loss after tax (last 4 quarters)	$(204.4)
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$2,539.1

Reconciliation of Loss before income taxes:	Three months ended 6/30/10	Three months ended 3/31/10	Three months ended 12/31/09
Loss from continuing operations before income taxes	$(35.3)	$(114.2)	$(129.7)
(Loss) income from discontinued operations before income taxes	(4.1)	(5.5)	27.6
Loss on disposition of discontinued operations before income taxes	-	-	(19.5)
Loss before income taxes as adjusted	$(39.4)	$(119.7)	$(121.6)

Reconciliation of Loss from operations:
Loss from operations as reported	$(10.4)	$(66.5)	$(89.6)
(Loss) income from operations for discontinued operations	(4.7)	(8.0)	27.0
Loss from operations as adjusted	$(15.1)	$(74.5)	$(62.6)

Reconciliation of (Benefit from) provision for income taxes:
Benefit from income taxes as reported	$(23.6)	$(36.9)	$(14.3)
(Benefit from) provision for income taxes for discontinued operations	(1.9)	(4.0)	36.1
(Benefit from) provision for income taxes as adjusted	$(25.5)	$(40.9)	$21.8

Reconciliation of Cash and Cash Equivalents:	As of 6/30/10	As of 3/31/10	As of 12/31/09
Cash and Cash Equivalents as reported	$1,513.6	$1,796.2	$929.5
Cash and Cash Equivalents in discontinued operations	-	-	41.7
Cash and Cash Equivalents as adjusted	$1,513.6	$1,796.2	$971.2

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

Consolidated

	Three Months Ended June 30,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,079.9	-	$947.3	-	14.0%
Gross profit	$154.9	14.3%	$65.8	6.9%	135.4%
SG&A	$165.3	15.3%	$180.9	19.1%	(8.6%)
Loss from operations	$(10.4)	(1.0%)	$(115.1)	(12.2%)	91.0%

Net sales for the three months ended June 30, 2010 increased $132.6 million when compared to the same period in 2009.  Each of our segments, with the exception of Cranes, experienced improvement in net sales compared to the second quarter of 2009 as a result of slightly improved economic conditions, the replacement of dealer rental equipment and our internal initiatives to improve net sales.

Gross profit for the three months ended June 30, 2010 increased $89.1 million when compared to the same period in 2009.  Higher manufacturing utilization and the effect of prior cost reduction efforts contributed approximately $58 million to the year over year improvement.  Increased net sales and changes in product mix contributed approximately $20 million to the increase.  Lower restructuring charges, when compared with the prior year period, favorably impacted results by approximately $7 million.  Lower inventory charges in the current year period of approximately $11 million also contributed to the increase in gross profit.  These increases were partially offset by realignment costs and higher other cost of sales of approximately $13 million.

SG&A costs decreased for the three months ended June 30, 2010 by $15.6 million when compared to the same period in 2009.  SG&A costs in all of the segments except Cranes decreased.  The decrease was primarily due to lower restructuring charges of approximately $10 million when compared with the prior year period, as well as $8 million accrued in the prior year period for the United States Securities and Exchange Commission (“SEC”) settlement.

Loss from operations decreased by $104.7 million for the three months ended June 30, 2010 when compared to the same period in 2009.  The decrease was due to the items noted above, particularly improved net sales volume, improved manufacturing utilization, the effect of prior cost reductions and lower SG&A costs.

Aerial Work Platforms

	Three Months Ended June 30,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$232.4	-	$208.1	-	11.7%
Gross profit	$33.0	14.2%	$9.9	4.8%	233.3%
SG&A	$35.3	15.2%	$42.3	20.3%	(16.5%)
Loss from operations	$(2.3)	(1.0%)	$(32.4)	(15.6%)	92.9%

Net sales for the AWP segment for the three months ended June 30, 2010 increased $24.3 million when compared to the same period in 2009.  The favorable translation effect of foreign currency exchange rate changes accounted for approximately $5 million of the net sales increase.  While rental customers in the North American and European markets continued to age their aerial fleets and generally deferred the purchase of new products, selective buying patterns have begun to emerge.  Additionally, it appears that the reduction of inventory at rental locations has slowed.  Developing markets remained a strong growth component for the AWP segment as demand for large booms, light towers and telehandlers continued to steadily improve in markets like South America and South East Asia.

Gross profit for the three months ended June 30, 2010 increased $23.1 million when compared to the same period in 2009.  The favorable impact of increased production activities and prior manufacturing cost reduction actions improved results by approximately $36 million.  This increase was partially offset by approximately $8 million due to the negative impact from the mix of products sold.  Net transactional foreign currency losses negatively impacted gross profit by approximately $7 million compared to the prior year period.  A provision of approximately $7 million for expected historical foreign duty and related obligations for certain products also negatively impacted gross profit for the current year period.

SG&A costs for the three months ended June 30, 2010 decreased $7.0 million when compared to the same period in 2009.  Higher bad debt charges in the prior year period and cost control efforts, including prior period restructuring actions, lowered SG&A spending by approximately $4 million as compared to the prior year period.  Additionally, the allocation of corporate costs decreased by approximately $3 million over the prior year period.

Loss from operations for the three months ended June 30, 2010 decreased $30.1 million when compared to the same period in 2009.  The decrease was due to the items noted above, particularly improved net sales, increased production activities and prior manufacturing cost reduction actions.

Construction

	Three Months Ended June 30,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$279.0	-	$191.8	-	45.5%
Gross profit	$18.9	6.8%	$(20.7)	(10.8%)	191.3%
SG&A	$35.7	12.8%	$52.7	27.5%	(32.3%)
Loss from operations	$(16.8)	(6.0%)	$(73.4)	(38.3%)	77.1%

Net sales in the Construction segment increased by $87.2 million for the three months ended June 30, 2010 when compared to the same period in 2009. The improvement in net sales was driven by a broad-based recovery from trough levels in 2009 in almost every product category and across most regions.  A significant increase in sales of material handlers continued globally and the off-highway truck business experienced an increase in order and quotation activities, aided by strong demand from Latin American markets.  Our compact construction equipment business continued to experience good order demand, including increased demand for the compact track loader product in North America and undercarriage components supplied to another major manufacturer.  The Roadbuilding business grew approximately 46% in the quarter versus the prior year period, driven by increased demand in both the North American and Latin American markets.  The concrete mixing truck product line remained challenged, with sales still running approximately 80% below the most recent peak levels.

Gross profit for the three months ended June 30, 2010 increased $39.6 million when compared to the same period in 2009.  The favorable impact of increased sales activities, lower material costs and prior cost reduction actions improved gross profit by approximately $22 million.  The current period charges for restructuring and manufacturing facility realignment were approximately $7 million, a $4 million decrease from the prior year period.  Manufacturing utilization improved gross profit versus the prior year period by approximately $11 million.  Additionally, transactional foreign currency charges were lower by approximately $3 million in the current year period.

SG&A costs for the three months ended June 30, 2010 decreased $17.0 million when compared to the same period in 2009.  Cost control efforts, including prior period restructuring actions, lowered SG&A spending by approximately $12 million as compared to the prior year period.  Additionally, the allocation of corporate costs decreased by approximately $3 million over the prior year period.

Loss from operations for the three months ended June 30, 2010 decreased $56.6 million when compared to the same period in 2009.  The decrease was due to the items noted above, particularly improved net sales, better manufacturing utilization and lower SG&A costs.

Cranes

	Three Months Ended June 30,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$449.1	-	$472.9	-	(5.0%)
Gross profit	$79.1	17.6%	$71.3	15.1%	10.9%
SG&A	$62.1	13.8%	$46.3	9.8%	34.1%
Income from operations	$17.0	3.8%	$25.0	5.3%	(32.0%)

Net sales for the Cranes segment for the three months ended June 30, 2010 decreased by $23.8 million when compared to the same period in 2009.  Excluding the translation effect of foreign currency exchange rate changes of approximately $5 million and acquisition related net sales during the second quarter of 2010 of approximately $80 million, net sales decreased approximately 21% versus the prior year period.  Lower capacity crane demand, including the lower end of the all-terrain product category, continued to weaken in the second quarter of 2010 compared to the prior year period, as commercial construction demand remained soft.  Customers continued to purchase high capacity crawler cranes during the second quarter of 2010, driven by global infrastructure and power projects.  Tower crane and rough terrain crane demand remained stable, albeit at low levels.

Gross profit for the three months ended June 30, 2010 increased by $7.8 million when compared to the same period in 2009.     Enhanced manufacturing utilization improved gross profit by approximately $8 million when compared with the second quarter of 2009.  The impact of acquisitionscontributed approximately $12 million to gross profit. Transactional foreign currency gains were higher by approximately $5 million in the current year period.  Lower net sales, partially offset by the mix of larger cranes in the production schedule and the impact of reduced materials cost, negatively impacted profitability by approximately $13 million.  Additionally, other cost of sales was higher in the current year period by approximately $2 million.

SG&A costs for the three months ended June 30, 2010 increased $15.8 million over the same period in 2009.  The increase was primarily due to the acquisition of the Port Equipment Business in July 2009 and new product prototype costs.

Income from operations for the three months ended June 30, 2010 decreased $8.0 million versus the same period in 2009, resulting primarily from lower net sales volume and SG&A costs, partially offset by enhanced manufacturing utilization.

Materials Processing

	Three Months Ended June 30,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$135.5	-	$90.4	-	49.9%
Gross profit	$24.2	17.9%	$4.6	5.1%	426.1%
SG&A	$15.0	11.1%	$16.7	18.5%	(10.2%)
Income (loss) from operations	$9.2	6.8%	$(12.1)	(13.4%)	176.0%

Net sales in the MP segment increased by $45.1 million for the three months ended June 30, 2010 when compared to the same period in 2009. Demand for materials processing equipment has increased as dealers have generally stopped reducing their inventory and are now ordering in concert with end market demand.  Additionally, markets such as Australia and South America are showing favorable signs of growth driven by both mining and infrastructure activities.

Gross profit for the three months ended June 30, 2010 increased by $19.6 million when compared to the same period in 2009.  The increase in net sales, combined with the impact of lower material costs and pricing actions, positively affected profitability by approximately $19 million when compared with the prior year period.  Other favorable variances in the quarter included improved manufacturing utilization of approximately $3 million compared with the prior year period.  These increases were partially offset by higher other cost of sales in the current year period of approximately $4 million.

SG&A costs for the three months ended June 30, 2010 decreased by $1.7 million in the three months ended June 30, 2010 when compared to the same period in 2009, primarily due to reduced legal expenses and cost reduction activities, partially offset by increased selling and marketing costs associated with trade shows.

Income from operations for the three months ended June 30, 2010 increased $21.3 million from the comparable period in 2009, primarily due to higher net sales volume, combined with the impact of lower material costs and pricing actions.

Corporate / Eliminations

	Three Months Ended June 30,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(16.1)	-	$(15.9)	-	(1.3%)
Loss from operations	$(17.5)	108.7%	$(22.2)	139.6%	21.2%

The net sales amounts include the elimination of intercompany sales activity among segments.  The loss from operations of $17.5 million decreased $4.7 million when compared to the same period in 2009.  The decrease reflects previous cost reduction actions and the $8 million accrual related to the SEC settlement taken in the second quarter of 2009.  However, this was partially offset by the impact of unallocated corporate expenses substantially related to the divestitures completed during 2010.

Interest Expense, Net of Interest Income

During the three months ended June 30, 2010, our interest expense net of interest income was $33.4 million, or $9.0 million higher than the same period in the prior year.  Higher debt levels resulting from the Company’s capital markets activity executed in June 2009, combined with acquisition-related debt incurred in July 2009, increased interest expense for the second quarter of 2010 by approximately $10 million compared to the prior year period.  Interest income increased by approximately $1 million compared to the prior year period, reflecting the Company’s larger cash balance.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended June 30, 2010 was income of $8.5 million, an increase of $4.3 million when compared to the same period in the prior year.  This was primarily due to a gain associated with marking to market derivative contracts intended to partially mitigate risks associated with shares of common stock of Bucyrus acquired in connection with the mining divestiture, partially offset by higher foreign exchange gains in the prior year period.

Income Taxes

During the three months ended June 30, 2010, we recognized an income tax benefit of $23.6 million on a loss of $35.3 million, an effective tax rate of 66.9%, as compared to an income tax benefit of $39.4 million on a loss of $138.6 million, an effective tax rate of 28.4%, for the three months ended June 30, 2009.  The higher tax benefit recorded on the loss before tax was largely due to a reduction in the provision for uncertain tax positions and the jurisdictional mix of income and loss, partially offset by changes in the expectations for the realization of deferred taxes.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Consolidated

	Six Months Ended June 30,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,015.8	-	$1,913.1	-	5.4%
Gross profit	$253.4	12.6%	$132.9	6.9%	90.7%
SG&A	$330.3	16.4%	$359.0	18.8%	(8.0%)
Loss from operations	$(76.9)	(3.8%)	$(226.1)	(11.8%)	66.0%

Net sales for the six months ended June 30, 2010 increased $102.7 million when compared to the same period in 2009.  Each of our segments, with the exception of Cranes, experienced improvement in net sales compared to the first half of 2009 as a result of slightly improved economic conditions, the replacement of dealer rental equipment and our internal initiatives to improve sales performance.  However, excluding the impact of acquisitions and the favorable translation effect of foreign currency exchange rate changes, net sales decreased approximately 6%.

Gross profit for the six months ended June 30, 2010 increased $120.5 million when compared to the same period in 2009.  Higher manufacturing utilization and the effect of prior cost reduction efforts contributed approximately $90 million to the year over year improvement.  Lower restructuring charges, when compared with the prior year period, favorably impacted results by approximately $13 million.  Additionally, lower inventory charges in the current year period of approximately $18 million contributed to the increase in gross profit.

SG&A costs decreased for the six months ended June 30, 2010 by $28.7 million when compared to the same period in 2009.  SG&A costs in all of the segments, except Cranes, decreased.  The decrease was primarily due to lower restructuring charges of approximately $11 million when compared with the prior year period, as well as $8 million accrued in the prior year period for the SEC settlement.

Loss from operations for the six months ended June 30, 2010 decreased by $149.2 million when compared to the same period in 2009.  The decrease was due to the items noted above, particularly improved net sales volume, improved manufacturing utilization, the effect of prior cost reductions and lower SG&A costs.

Aerial Work Platforms

	Six Months Ended June 30,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$448.1	-	$434.4	-	3.2%
Gross profit	$45.5	10.2%	$15.9	3.7%	186.2%
SG&A	$68.1	15.2%	$87.8	20.2%	(22.4%)
Loss from operations	$(22.6)	(5.0%)	$(71.9)	(16.6%)	68.6%

Net sales for the AWP segment for the six months ended June 30, 2010 increased $13.7 million when compared to the same period in 2009.  The favorable translation effect of foreign currency exchange rate changes accounted for approximately $15 million of the net sales increase.  While rental customers in the North American and European markets continued to age their aerial fleets and generally deferred the purchase of new products, selective buying patterns have begun to emerge.  Additionally, it appears that the de-fleeting of inventory at rental locations has slowed.  Developing markets remain a strong growth component for the AWP segment as demand for large booms, light towers and telehandlers continues to steadily improve in markets like South America and South East Asia.

Gross profit for the six months ended June 30, 2010 increased $29.6 million when compared to the same period in 2009.  The favorable impact of increased production activities and prior manufacturing cost reduction actions improved results by approximately $63 million.  This increase was partially offset by approximately $13 million due to the negative impact from the mix of products sold.  Net transactional foreign currency losses negatively impacted results by approximately $17 million compared to the prior year period.  A provision of approximately $7 million for expected historical foreign duty and related obligations for certain products also negatively impacted gross profit for the current year period.

SG&A costs for the six months ended June 30, 2010 decreased $19.7 million when compared to the same period in 2009.  Cost control efforts, including prior period restructuring actions, lowered SG&A spending by approximately $17 million as compared to the prior year period.

Loss from operations for the six months ended June 30, 2010 decreased $49.3 million when compared to the same period in 2009.  The decrease was due to the items noted above, particularly improved net sales, increased production activities, prior manufacturing cost reductions and lower SG&A costs.

Construction

	Six Months Ended June 30,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$483.5	-	$427.3	-	13.2%
Gross profit	$33.0	6.8%	$(37.1)	(8.7%)	188.9%
SG&A	$72.6	15.0%	$104.4	24.4%	(30.5%)
Loss from operations	$(39.6)	(8.2%)	$(141.5)	(33.1%)	72.0%

Net sales in the Construction segment increased by $56.2 million for the six months ended June 30, 2010 when compared to the same period in 2009.  The improvement in net sales was driven by a broad-based recovery from trough levels in 2009 in almost every product category and across most regions.  A significant increase in sales of material handlers continued globally and the off-highway truck business experienced an increase in order and quotation activities, aided by strong demand from Latin American markets.  Our compact construction equipment business experienced good order demand, including increased demand for the compact track loader product in North America and undercarriage components supplied to another major manufacturer.  The Roadbuilding business grew approximately 26% in the first half of 2010 versus the prior year period, driven by increased demand in both the North American and Latin American markets.  The concrete mixing truck product line remained challenged, with sales still running approximately 79% below the most recent peak levels.

Gross profit for the six months ended June 30, 2010 increased $70.1 million when compared to the same period in 2009.  The favorable impact of increased sales activities, lower material costs and prior cost reduction actions improved operating results by approximately $27 million.  Manufacturing utilization and lower charges for restructuring each improved gross profit versus the prior year period by approximately $16 million.  Additionally, approximately $12 million of lower warranty and inventory charges in the current period contributed to the increase in gross profit.

SG&A costs for the six months ended June 30, 2010 decreased $31.8 million when compared to the same period in 2009.  Cost control efforts, including prior period restructuring actions, lowered SG&A spending by approximately $12 million as compared to the prior year period.  Lower current period restructuring charges of approximately $14 million also contributed to the decrease in SG&A costs.  Additionally, the allocation of corporate costs decreased by approximately $5 million versus the prior year period.

Loss from operations for the six months ended June 30, 2010 decreased $101.9 million when compared to the same period in 2009. The decrease was due to the items noted above, particularly improved net sales, better manufacturing utilization and lower SG&A costs.

Cranes

	Six Months Ended June 30,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$862.8	-	$915.9	-	(5.8%)
Gross profit	$135.1	15.7%	$151.5	16.5%	(10.8%)
SG&A	$121.2	14.0%	$96.9	10.6%	25.1%
Loss from operations	$13.9	1.6%	$54.6	6.0%	(74.5%)

Net sales for the Cranes segment for the six months ended June 30, 2010 decreased by $53.1 million when compared to the same period in 2009.  Excluding the translation effect of foreign currency exchange rate changes and acquisition related net sales during the first half of 2010, net sales decreased approximately 25% versus the prior year period.  Lower capacity crane demand, including the lower end of the all-terrain product category, continued to weaken in the first half of 2010 compared to the prior year period, as commercial construction demand remained soft.  Customers continued to purchase high capacity crawler cranes during the first half of 2010, driven by global infrastructure and power projects.  Tower crane and rough terrain crane demand remained stable, albeit at low levels.

Gross profit for the six months ended June 30, 2010 decreased by $16.4 million when compared to the same period in 2009.  Lower net sales, partially offset by the mix of larger cranes in the production schedule and the impact of reduced materials cost, negatively impacted profitability by approximately $28 million.  Additionally, there were approximately $8 million in higher restructuring costs in the current year period.  Enhanced manufacturing utilization improved gross profit by approximately $5 million when compared with the second quarter of 2009.  The impact of acquisitions also contributed approximately $13 million to gross profit.

SG&A costs for the six months ended June 30, 2010 increased $24.3 million over the same period in 2009.  The increase was primarily due to the acquisition of the Port Equipment Business in July 2009.

Income from operations for the six months ended June 30, 2010 decreased $40.7 million versus the same period in 2009, resulting primarily from lower net sales volume, partially offset by enhanced manufacturing utilization.

Materials Processing

	Six Months Ended June 30,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$243.7	-	$173.1	-	40.8%
Gross profit	$40.1	16.5%	$1.8	1.0%	*
SG&A	$31.2	12.8%	$31.9	18.4%	(2.2%)
Loss from operations	$8.9	3.7%	$(30.1)	(17.4%)	129.6%
*	Not meaningful as a percentage

Net sales in the MP segment for the six months ended June 30, 2010 increased by $70.6 million when compared to the same period in 2009. Demand for materials processing equipment has increased as dealers have generally stopped reducing their inventory and are now ordering in concert with end market demand.  Additionally, markets such as Australia and South America are showing favorable signs of growth driven by both mining and infrastructure activities.

Gross profit for the six months ended June 30, 2010 increased by $38.3 million when compared to the same period in 2009.  The increase in net sales, combined with the impact of lower material costs and pricing actions, positively affected profitability by approximately $27 million when compared with the prior year period.  Other favorable variances in the period included improved manufacturing utilization of approximately $6 million compared with the prior year period.  Lower foreign currency losses positively impacted results by approximately $8 million compared to the prior year period.  Additionally, inventory write-offs were lower by approximately $6 million in the current year period when compared to the prior year period.  These increases were partially offset by higher other cost of sales in the current period of approximately $10 million.

SG&A costs for the six months ended June 30, 2010 decreased by $0.7 million when compared to the same period in 2009, primarily due to reduced legal expenses, partially offset by increased selling and marketing costs associated with trade shows.

Income from operations for the six months ended June 30, 2010 increased $39.0 million from the comparable period in 2009, primarily due to higher net sales volume.

Corporate / Eliminations

	Six Months Ended June 30,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(22.3)	-	$(37.6)	-	40.7%
Loss from operations	$(37.5)	168.2%	$(37.2)	98.9%	(0.8%)

The net sales amounts include the elimination of intercompany sales activity among segments.  Loss from operations remained flat, reflecting previous cost reduction actions and the $8 million accrual related to the SEC settlement taken in the first half of 2009, offset by the impact of unallocated corporate expenses, substantially related to the divestitures completed during 2010.

Interest Expense, Net of Interest Income

During the six months ended June 30, 2010, our interest expense net of interest income was $68.2 million, or $21.5 million higher than the same period in the prior year.  Higher debt levels resulting from the Company’s capital markets activity executed in June 2009 combined with acquisition-related debt incurred in July 2009 increased interest expense for the first half of 2010 by approximately $23 million compared to the prior year period.  Interest income increased by approximately $1 million compared to the prior year period, reflecting the Company’s larger cash balance.

Other Income (Expense) – Net

Other income (expense) – net for the six months ended June 30, 2010 was expense of $4.4 million compared to income of $1.0 million for the six months ended June 30, 2009.  This was primarily due to foreign exchange losses in the current year period compared with gains in the prior year period.  These were partially offset by a gain associated with marking to market the derivative contracts intended to partially mitigate the risks associated with shares of common stock of Bucyrus acquired in connection with the mining sale transaction.

Income Taxes

During the six months ended June 30, 2010, we recognized an income tax benefit of $60.5 million on a loss of $149.5 million, an effective tax rate of 40.5%, as compared to an income tax benefit of $77.8 million on a loss of $275.1 million, an effective tax rate of 28.3%, for the six months ended June 30, 2009.  The higher tax benefit recorded on the loss before tax was largely due to a reduction in the provision for uncertain tax positions and the jurisdictional mix of income and loss, partially offset by changes in the expectations for the realization of deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets.  We have significant liquidity because of the divestiture of our Mining business, our 2009 capital raising activities and the working capital reductions accomplished last year.  We had cash and cash equivalents of $1.5 billion at June 30, 2010.  In addition, our bank credit facilities provide us with a revolving line of credit of up to $550 million that is available through July 14, 2012.  The revolving line of credit consists of $350 million of available domestic revolving loans and $200 million of available multicurrency revolving loans.  We had $509.8 million available for borrowing under our revolving credit facilities at June 30, 2010.  We have term loan debt of $270.9 million that will mature on July 14, 2013.  The credit facilities also provide for incremental loan commitments of up to $163.5 million, which may be extended at the option of the lenders, in the form of revolving credit loans, term loans or a combination of both.

We believe that cash generated from operations, together with access to our bank credit facilities and cash on hand, provide adequate liquidity to meet our operating and debt service requirements.  We have no significant debt maturities until 2013.  We expect our liquidity to provide us with flexibility to put our cash to work to yield higher returns and accelerate growth as well as to be opportunistic on acquisitions.  If acquisitions that meet our financial and strategic objectives do not arise, we expect to repay a portion of our debt.

During 2009, many of our businesses operated at production levels below then-current demand as we focused on reducing inventory.  In 2010, our production schedules have generally increased and we are now building product in quantities generally consistent with end user demand.

Our focus is on growth and our manufacturing locations have increased production as demand has increased. We are redeploying our cash in areas where we see a potential for high return or accelerated growth and market presence, such as developing markets and internal improvement initiatives.  We have increased end-customer financing through Terex Financial Services.  We have made and will continue to make selective investments in inventory for businesses that are showing improved order and inquiry activity.  The cash impact of these investments were largely reflected in increased inventory as we purchased additional materials from suppliers and increases in Other assets as we position our businesses for the anticipated market recovery.

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

Our ability to generate cash from operations is subject to numerous factors, including the following:

•
Many of our customers fund their purchases through third-party finance companies that extend credit based on the credit-worthiness of the customers and the expected residual value of our equipment.  Changes either in the customers’ credit profile or in used equipment values may affect the ability of customers to purchase equipment.  Given current economic conditions and the lack of liquidity in the global credit markets, there can be no assurance that third-party finance companies will continue to extend credit to our customers as they have in the past.  We have become more active in providing end customer financing through Terex Financial Services, which will use cash as our financing portfolio grows.

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

To help fund our cash expenditures, we have maintained cash balances and a revolving line of credit in addition to term borrowings from our bank group as described above.  Although we believe that the banks participating in our credit facility have adequate capital and resources, we can provide no assurance that each of these banks will continue to operate as a going concern in the future.  If any banks in our lending group were to fail, it is possible that the borrowing capacity under our credit facility would be reduced.  If our cash balances and the availability under our credit facility were reduced significantly, we might need to obtain capital from alternate sources in order to finance our capital needs, but there can be no assurance that such financing would be available at terms acceptable to us, or at all.

The interest rates charged under our bank credit facility are subject to adjustment based on our consolidated leverage ratio.  We had no outstanding borrowings under our revolving credit facility at June 30, 2010.  The weighted average interest rate on the term loans under our bank credit facility was 4.28% and 4.00% at June 30, 2010 and December 31, 2009, respectively.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

The revolving line of credit under our bank facility expires in July 2012 and the term debt under our bank credit facility matures in July 2013.  Our 7-3/8% Senior Subordinated Notes (“7-3/8% Notes”) mature in January 2014, our 4% Convertible Senior Subordinated Notes mature in June 2015, our 10-7/8% Senior Notes mature in June 2016 and our 8% Senior Subordinated Notes (“8% Notes”) mature in November 2017.

Upon the closing of the sale of the Mining business, we received from Bucyrus cash proceeds of approximately $1 billion and 5,809,731 shares of Bucyrus common stock.  The sale of our Mining business constitutes an asset sale under various agreements governing our debt.  We either must reinvest the net cash proceeds we received into our business (within 300 days of the consummation of the sale of the Mining business pursuant to our bank credit agreement or within 360 to 365 days after the consummation of the sale of the Mining business pursuant to the indentures for our outstanding notes) or use the proceeds to repay indebtedness.  The priority of debt repayments is prescribed by the terms of our various debt agreements.  Term loans under our bank credit facility would be repaid first, then any remaining net cash proceeds would be used to tender for our outstanding notes in the order provided in the note indentures.  In June 2010, we obtained a waiver from the holders of our 8% Notes with respect to the use of the proceeds from the Mining divestiture.  The holders have waived their rights to a tender at par for the 8% Notes with the net cash proceeds from the Mining divestiture even if such proceeds have not been reinvested during the 365-day period following the Mining divestiture.  The shares of Bucyrus common stock we received are not considered net cash proceeds and will not be subject to reinvestment or debt repayment obligations unless and until such time as we sell those shares.  The holders of our 8% Notes have waived their rights to a tender at par for the 8% Notes for up to $300 million in cash proceeds received upon disposition of the Bucyrus common stock after paying taxes and fees, even if such proceeds have not been reinvested during the 365-day periods following the date or dates of the Company’s sales of shares of Bucyrus common stock.

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

Cash Flows

Cash used in operations for the six months ended June 30, 2010 totaled $261.5 million, compared to cash used in operations of $43.7 million for the six months ended June 30, 2009.  The change in cash used in operations was primarily driven by additional cash used for working capital in the current period.

Cash provided by investing activities for the six months ended June 30, 2010 was $987.3 million, compared to $29.9 million cash used in investing activities for the six months ended June 30, 2009.  The increase in cash from investing activities was primarily due to proceeds from the sale of the Mining business in February 2010.

Cash used in financing activities was $38.0 million for the six months ended June 30, 2010 compared to cash provided by financing activities for the six months ended June 30, 2009 of $513.8 million.  The change was primarily due to proceeds from the capital market issuances of debt and common stock in June 2009.

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

As of June 30, 2010, our maximum exposure to such credit guarantees was $228.8 million, including total credit guarantees issued by Terex Demag GmbH, part of our Cranes segment, and Genie Holdings, Inc. and its affiliates, part of our AWP segment, of $126.8 million and $35.2 million, respectively.  The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years.  Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

There can be no assurance that historical credit default experience will be indicative of future results.  Our ability to recover losses experienced from our guarantees may be affected by economic conditions in effect at the time of loss.

We issue, from time to time, residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  As described in Note N – “Litigations and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $22.6 million at June 30, 2010.  We are able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of June 30, 2010, our maximum exposure pursuant to buyback guarantees was $121.5 million.  We are able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Condensed Consolidated Balance Sheet of approximately $20 million for the estimated fair value of all guarantees provided as of June 30, 2010.

Given current economic conditions, there can be no assurance that our historical experience in used equipment markets will be indicative of future results.  Our ability to recover losses from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

Sale-Leaseback Transactions

Our rental business generally rents equipment to customers on a month-to-month basis with an average rental period of four to five months.  To better match cash outflows in the rental business to cash inflows from customers, we finance the equipment through a series of sale-leasebacks classified as operating leases.  The leaseback period is typically 60 months in duration.  At June 30, 2010, the historical cost of equipment being leased back from the financing companies was approximately $28 million and the minimum lease payments for the remainder of 2010 will be approximately $4 million.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies, Interest Rate and Bucyrus Stock Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies.  The major foreign currencies, among others, in which we do business are the Euro and British Pound.  We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts.  At June 30, 2010, we had foreign exchange contracts with a notional value of $340.5 million.

We manage exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintaining an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary.

We have market risk with respect to the shares of Bucyrus common stock we received in connection with the sale of our Mining business to Bucyrus.  We entered into a stockholders agreement with Bucyrus that contains certain restrictions, including providing for our commitment that we will not directly or indirectly sell or otherwise transfer our economic interest in the shares of Bucyrus stock received for a period of one year, subject to certain exceptions.  Bucyrus stock is traded on NASDAQ and is subject to substantial price fluctuation and volatility.  We have entered into a series of derivatives contracts to hedge a portion of the risk using a basket of stocks whose prices have historically been highly correlated with the stock price of Bucyrus.

See “Quantitative and Qualitative Disclosures About Market Risk” below, for a discussion of the impact that changes in foreign currency exchange rates, interest rates and Bucyrus stock prices may have on our financial performance.

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate swap agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over London Interbank Offer Rate (“LIBOR”).  At June 30, 2010, the floating rate was 3.25%.  In a prior year, we entered into an interest rate swap agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of our 7-3/8% Notes.  To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million.  We recorded this loss as an adjustment to the carrying value of the hedged debt and are amortizing it through the debt maturity date.

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

We have recently been named in a number of class action lawsuits, which generally cover the period from February 2008 to February 2009.  These lawsuits include three securities class action lawsuits, four Employee Retirement Income Security Act of 1974 (“ERISA”) class action lawsuits and one stockholder derivative lawsuit.  The lawsuits allege, among other things, that certain of our SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiffs and the members of the purported class when they purchased our securities and that there were breaches of fiduciary duties and of ERISA disclosure requirements.  These actions are at the very early stages and we have no information other than as set forth in the complaints.  The complaints all seek, among other things, unspecified compensatory damages, costs and expenses.  The derivative complaint also seeks amendments to our corporate governance procedures in addition to unspecified compensatory damages from the individual defendants in favor of Terex.  We believe that the allegations in the suits are without merit, and Terex, its directors and the named executives will vigorously defend against them. We believe that we have acted, and continue to act, in compliance with federal securities laws and ERISA law with respect to these matters.

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

As disclosed in our prior filings, commencing on November 2, 2006, we received subpoenas from the United States Department of Justice (“DOJ”) with respect to its criminal antitrust investigation into pricing practices in the U.S. rock crushing and screening equipment industry.  In connection with this investigation, the DOJ convened a grand jury and we cooperated with the DOJ in their investigation.  On July 2, 2010, we received notification from the DOJ that the criminal antitrust investigation of Terex has been concluded without any charges being filed or monetary fines assessed against Terex or any of its subsidiaries, officers or employees.

As previously disclosed, we formalized a settlement in August 2009 of an investigation by the SEC.  Based on the allegations set forth in our settlement, we received a notice from the U.S. General Services Administration (“GSA”) asking us to show the GSA why we remain a “presently responsible party” and should not be debarred from receiving Federal government contracts.   We have provided information to the GSA showing that we remain a “presently responsible party” and should not be debarred.  While we believe that we have provided sufficient information to demonstrate that we should not be debarred, if debarred, we will be ineligible to enter into new contracts with the federal government or to receive benefits under federal assistance programs.   No assurance can be given as to the final resolution of this matter.  We do not believe the outcome of this matter will have a material adverse effect on our consolidated financial position.

We are involved in a dispute with Bucyrus regarding the calculation of the value of the assets of the Mining business.  Bucyrus has recently provided us with their calculation of the asset value of the Mining business, which seeks a payment of approximately $149 million from us to Bucyrus.   We believe that the Bucyrus calculation of the asset value is incorrect and not in accordance with the terms of the definitive agreement.  We have objected to Bucyrus's calculation and have provided Bucyrus with our own calculation of the asset value, which does not require any payment from the Company to Bucyrus.  While we believe Bucyrus' position is without merit and we intend to vigorously oppose it, no assurance can be given as to the final resolution of this dispute or that we will not ultimately be required to make a substantial payment to Bucyrus.

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

Arrangement consideration shall be allocated at the inception of the arrangement to all deliverables based on their relative selling price, except under certain circumstances such as items recorded at fair value and items not contingent upon the delivery of additional items or meeting other specified performance conditions.  The selling price for each deliverable shall be determined using vendor specific objective evidence (“VSOE”) of selling price, if it exists, otherwise third-party evidence of selling price.  If neither VSOE nor third party evidence exists for a deliverable, then the vendor shall use its best estimate of the selling price for that deliverable.  This guidance eliminates the use of the residual value method for determining allocation of arrangement consideration and it allows for the use of an entity's best estimate to determine the selling price if VSOE and third party evidence cannot be determined.  It also requires additional disclosures such as the nature of the arrangement, certain provisions within the arrangement, significant factors used to determine selling prices and the timing of revenue recognition related to the arrangement.  This guidance shall be effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted.  We are currently evaluating the impact that adoption of this guidance will have on the determination and reporting of our financial results.

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

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar versus functional currencies of our major markets, which include the Euro and British Pound. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures. At June 30, 2010, we had foreign exchange contracts with a notional value of $340.5 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a net loss of $1.3 million at June 30, 2010.

At June 30, 2010, we performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating (loss) income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the three months ended June 30, 2010 would not have had a significant impact on the translation effect of foreign currency exchange rate changes already included in our reported operating loss for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt.  Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary.  At June 30, 2010, approximately 41% of our debt was floating rate debt and the weighted average interest rate for all debt was approximately 6.80%.

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over LIBOR.  At June 30, 2010, the floating rate was 3.25%.  In a prior year, we entered into an interest rate agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of our 7-3/8% Notes.  To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million.  We recorded this loss as an adjustment to the carrying value of the hedged debt and are amortizing it through the debt maturity date.

At June 30, 2010, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings effect on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at June 30, 2010 would have increased interest expense by approximately $1 million for the six months ended June 30, 2010.

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

We have significant financial exposure to the price of Bucyrus stock until we sell the shares, as we own more than 5% of the total outstanding number of shares of Bucyrus common stock.  Bucyrus stock is traded on NASDAQ and is subject to substantial price fluctuation and volatility.  Our obligation to hold these shares for a one-year period leaves us exposed to these price movements.  We have analyzed a number of alternatives to hedge our financial exposure in the Bucyrus shares in compliance with our stockholders agreement.  Accordingly, in 2010, we entered into a series of derivative contracts intended to mitigate a portion of the risk using a basket of stocks in companies in similar industries to Bucyrus, and may increase or decrease these hedges over time.  These stocks have historically been highly correlated to the Bucyrus stock price.  If the correlations remain at their historic levels, we believe these derivative contracts will mitigate a portion of our economic risk to Bucyrus stock.  However, there can be no assurances that these correlations will continue during the term of the derivative contracts and, as a result, these derivatives may not mitigate our entire economic risk.

Commodities Risk

Principal materials and components that we use in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. While there was strong price pressure early in the second quarter for steel, we have seen moderation recently. We expect steel prices to be generally stable for the balance of the year and for pricing in general for all commodities to be level during the next few quarters. We have been working effectively with our suppliers to provide additional visibility into our production plans and we have had only limited shortages that we generally have been able to work around. Our supply chain has been doing a good job of staying in synch with our requirements, which we expect will continue.

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers.  However, certain of our businesses receive materials and components from a sole supplier although alternative suppliers of such materials are generally available.  Current and potential suppliers are evaluated on a regular basis on their ability to meet our requirements and standards.  We actively manage our material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability.  The inability of suppliers, especially any sole suppliers for a particular business, to deliver materials and components promptly could result in production delays and increased costs to manufacture our products.  As a result of the macroeconomic challenges currently affecting the economy of the U.S. and other parts of the world, our suppliers may experience serious cash flow problems and, as a result, could seek to significantly and quickly increase their prices or reduce their output.  We have designed and implemented plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base to include Asian suppliers leveraging our overall purchasing volumes to obtain favorable quantities and developing a closer working relationship with key suppliers.  We continue to search for acceptable alternative supply sources and less expensive supply options on a regular basis, including by improving the globalization of our supply base and using suppliers in China and India.  One key Terex initiative has been developing and implementing world-class capability in supply chain management, logistics and global purchasing.  We are focusing on gaining efficiencies with suppliers based on our global purchasing power and resources.

ITEM 4.                      CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2010, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2010.

(b)      Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In the three months ended June 30, 2010, we continued our implementation of an integrated suite of enterprise software at two businesses as part of a multi-year global implementation program. The implementation has involved changes to certain processes and related internal controls over financial reporting.  We have reviewed the system and the controls affected and made appropriate changes as necessary.

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

Item 1A.   Risk Factors

The risk factors presented below entitled “The sale of our Mining business and other businesses will have an impact on our Company” and “We may face limitations on our ability to integrate acquired businesses” updates and replaces the risk factor entitled “The sale of our Mining business will have an impact on our Company” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. The risk factor entitled “We are currently the subject of a Department of Justice investigation” in our Annual Report on Form 10-K for the year ended December 31, 2009 is hereby deleted. There have been no other material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

The sale of our Mining business and other businesses will have an impact on our Company.

On December 20, 2009, we entered into an agreement to sell our Mining business to Bucyrus and on February 19, 2010, we completed this disposition.  Our Mining business accounted for an average of approximately 12% of our net sales and 14% of our operating profits annually during the period from 2004 to 2008.  The Mining business also accounted for approximately 19% of our working capital investment during this period.  Between December 31, 2009 and April 15, 2010, the Company also sold the assets of its construction trailer business, its Powertrain pumps business and gears business and its Atlas heavy construction equipment and knuckle-boom cranes businesses.  The sales of these businesses reduce the diversity of the portfolio of businesses that make up Terex, and our Company is therefore more sensitive to changes in any of our remaining business segments and is more prone to risks affecting these operations.

We received approximately $300 million of the proceeds from the sale of the Mining business in the stock of the acquiring company, Bucyrus, in the form of 5,809,731 shares of Bucyrus common stock.  Our agreement with Bucyrus restricts our ability to directly or indirectly sell or otherwise transfer our economic interest in these shares of Bucyrus stock for a period of one year, with certain exceptions, although Bucyrus has agreed to provide us with registration rights, including demand registration and shelf registration rights, to facilitate our sale of the shares of Bucyrus stock after the initial one-year holding period.  We will have significant financial exposure to the price of Bucyrus stock until we sell the shares, as we will own more than 5% of the total outstanding number of shares of Bucyrus common stock.  Bucyrus stock is traded on NASDAQ and is subject to substantial price fluctuation and volatility.  Our obligation to hold these shares for a one-year period leaves us exposed to these price movements.  We analyzed a number of alternatives to hedge our financial exposure in the Bucyrus shares in compliance with our stockholders’ agreement.  Accordingly, in 2010 we entered into a series of derivatives contracts to hedge a portion of the risk using a basket of stocks in companies in a similar industry to Bucyrus, and may increase or decrease these hedges over time.  These stocks have historically been highly correlated to the Bucyrus stock price.  If the correlations remain at their historic levels, we believe these derivatives will hedge a portion of our economic risk of ownership of the Bucyrus stock.  However, there can be no assurances that these correlations will continue during the term of the derivative contracts and, as a result, these derivatives may not hedge our entire economic risk.  Any decline in the value of the Bucyrus stock that is not adequately hedged may reduce our income.

We may face limitations on our ability to integrate acquired businesses.

From time to time we make acquisitions, including our most recent acquisition of the Port Equipment Business in 2009, and we anticipate making additional acquisitions in the future.  However, the successful integration of any previously acquired or newly acquired business depends on our ability to manage these new businesses, coordinate their activities with those of other Terex operations to realize expected synergies and implement effective internal control processes in these acquired businesses.  While we believe we have successfully integrated acquisitions to date, we cannot ensure that previously acquired or newly acquired companies will operate profitably, that the intended beneficial effect from these acquisitions will be realized and we may encounter difficulties in implementing effective internal control processes in these acquired businesses, particularly when the acquired business operates in foreign jurisdictions and/or was privately owned.  In addition, to the extent that we are seeking acquisitions in machinery and industrial businesses that are significantly different from our existing operations, there will be added risks and challenges for managing and integrating these businesses.  Further, we may need to consolidate or restructure our acquired or existing facilities, which may require expenditures related to reductions in workforce and other charges resulting from the consolidations or restructurings, such as the write-down of inventory and lease termination costs.  Any of the foregoing could adversely affect our business and results of operations.  See risk factor entitled “We must comply with an injunction and related obligations resulting from the settlement of an SEC investigation” for additional consequences if we were to commit a violation of the reporting and internal control provisions of the federal securities laws.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

Item 3.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 4.    Removed and Reserved

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

TEREX CORPORATION
(Registrant)

Date: July 30, 2010	/s/ Phillip C. Widman
Phillip C. Widman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 30, 2010	/s/ Mark I. Clair
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