Form 10-Q
period 2010-09-30
TEREX CORP
filed 2010-11-02
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

F O R M   10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of outstanding shares of common stock:  108.9 million as of October 26, 2010.

The Exhibit Index begins on page 57.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of September 30, 2010 unless specifically noted otherwise, and includes financial information with respect to the subsidiaries of the Company listed below (all of which are wholly-owned) which were guarantors on September 30, 2010 (the “Guarantors”) of the Company’s 7-3/8% Senior Subordinated Notes due 2014.  See Note P – “Consolidating Financial Statements” to the Company’s September 30, 2010 Condensed Consolidated Financial Statements included in this Quarterly Report. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$1,075.8	$933.9	$3,091.6	$2,847.0
Cost of goods sold	(911.9)	(864.4)	(2,674.3)	(2,644.6)
Gross profit	163.9	69.5	417.3	202.4
Selling, general and administrative expenses	(160.3)	(169.8)	(490.6)	(528.8)
Income (loss) from operations	3.6	(100.3)	(73.3)	(326.4)
Other income (expense)
Interest income	2.8	1.3	5.9	3.2
Interest expense	(36.1)	(32.5)	(107.4)	(81.1)
Loss on early extinguishment of debt	-	-	-	(3.3)
Other income (expense) – net	(21.5)	(1.5)	(25.9)	(0.5)
Loss before income taxes	(51.2)	(133.0)	(200.7)	(408.1)
(Provision for) benefit from income taxes	(38.6)	27.5	21.9	105.3
Loss from continuing operations	(89.8)	(105.5)	(178.8)	(302.8)
(Loss) income from discontinued operations – net of tax	(3.4)	3.3	(7.1)	48.9
(Loss) gain on disposition of discontinued operations – net of tax	(1.5)	-	593.9	-
Net (loss) income	(94.7)	(102.2)	408.0	(253.9)
Net income attributable to non-controlling interest	(1.1)	(0.9)	(4.2)	(1.7)
Net (loss) income attributable to Terex Corporation	$(95.8)	$(103.1)	$403.8	$(255.6)
Amounts attributable to Terex Corporation common stockholders:
Loss from continuing operations	$(90.9)	$(106.4)	$(183.0)	$(304.5)
(Loss) income from discontinued operations – net of tax	(3.4)	3.3	(7.1)	48.9
(Loss) gain on disposition of discontinued operations – net of tax	(1.5)	-	593.9	-
Net (loss) income attributable to Terex Corporation	$(95.8)	$(103.1)	$403.8	$(255.6)
Basic (Loss) Earnings per Share Attributable to Terex Corporation Common Stockholders:
Loss from continuing operations	$(0.84)	$(0.98)	$(1.68)	$(3.02)
(Loss) income from discontinued operations – net of tax	(0.03)	0.03	(0.07)	0.48
(Loss) gain on disposition of discontinued operations – net of tax	(0.01)	-	5.47	-
Net (loss) income attributable to Terex Corporation	$(0.88)	$(0.95)	$3.72	$(2.54)
Diluted (Loss) Earnings per Share Attributable to Terex Corporation Common Stockholders:
Loss from continuing operations	$(0.84)	$(0.98)	$(1.68)	$(3.02)
(Loss) income from discontinued operations – net of tax	(0.03)	0.03	(0.07)	0.48
(Loss) gain on disposition of discontinued operations – net of tax	(0.01)	-	5.47	-
Net (loss) income attributable to Terex Corporation	$(0.88)	$(0.95)	$3.72	$(2.54)
Weighted average number of shares outstanding in per share calculation
Basic	108.8	108.1	108.6	100.7
Diluted	108.8	108.1	108.6	100.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	September 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$1,354.3	$929.5
Investments in marketable securities	403.8	0.6
Trade receivables (net of allowance of $51.1 and $60.1 at September 30, 2010 and December 31, 2009, respectively)	727.4	593.8
Inventories	1,488.1	1,343.9
Deferred taxes	33.3	120.5
Other current assets	151.9	203.0
Current assets – discontinued operations	0.6	723.3
Total current assets	4,159.4	3,914.6
Non-current assets
Property, plant and equipment - net	570.7	605.0
Goodwill	496.2	511.1
Deferred taxes	109.5	150.7
Other assets	369.5	322.8
Long-term assets – discontinued operations	1.4	209.6
Total assets	$5,706.7	$5,713.8

Current liabilities
Notes payable and current portion of long-term debt	$316.8	$73.7
Trade accounts payable	568.4	525.1
Accrued compensation and benefits	124.8	130.7
Accrued warranties and product liability	93.9	108.2
Customer advances	118.5	131.8
Income taxes payable	63.0	38.7
Other current liabilities	252.2	289.0
Current liabilities – discontinued operations	2.2	257.5
Total current liabilities	1,539.8	1,554.7
Non-current liabilities
Long-term debt, less current portion	1,656.4	1,892.7
Retirement plans and other	425.3	448.2
Non-current liabilities – discontinued operations	0.1	143.8
Total liabilities	3,621.6	4,039.4
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 121.1 and 120.4 shares at September 30, 2010 and December 31, 2009, respectively	1.2	1.2
Additional paid-in capital	1,259.4	1,253.5
Retained earnings	1,362.0	958.2
Accumulated other comprehensive income	40.9	36.0
Less cost of shares of common stock in treasury – 13.1 shares at September 30, 2010 and December 31, 2009	(599.2)	(598.7)
Total Terex Corporation stockholders’ equity	2,064.3	1,650.2
Noncontrolling interest	20.8	24.2
Total equity	2,085.1	1,674.4
Total liabilities and stockholders’ equity	$5,706.7	$5,713.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2010	2009
Operating Activities of Continuing Operations
Net income (loss)	$408.0	$(253.9)
Adjustments to reconcile net income (loss) to cash used in operating activities of continuing operations:
Loss (income) from discontinued operations	7.1	(48.9)
Gain on disposition of discontinued operations	(593.9)	-
Depreciation	56.0	48.5
Amortization	18.3	15.9
Deferred taxes	106.4	(100.0)
Accretion of debt	8.6	2.1
Stock-based compensation expense	28.1	25.6
Asset impairments	9.6	3.9
Loss on investments in derivative securities	16.3	-
Other, net	(2.5)	2.4
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(146.2)	384.0
Inventories	(181.6)	373.9
Trade accounts payable	32.0	(429.9)
Accrued compensation and benefits	(9.0)	(29.8)
Income taxes payable	(140.3)	(48.5)
Accrued warranties and product liability	(13.6)	(24.3)
Customer advances	(10.5)	40.9
Other, net	(61.6)	44.9
Net cash (used in) provided by operating activities of continuing operations	(468.8)	6.8
Investing Activities
Capital expenditures	(36.9)	(42.6)
Acquisition of business net of cash acquired	-	(9.8)
Investment in and advances to affiliates	(4.7)	-
Proceeds from disposition of discontinued operations	1,002.0	-
Investments in derivative securities	(21.1)	-
Proceeds from sale of assets	7.3	2.2
Net cash provided by (used in) investing activities of continuing operations	946.6	(50.2)
Financing Activities
Proceeds from issuance of long-term debt	-	620.6
Principal repayments of long-term debt	(2.0)	(129.7)
Proceeds from issuance of common stock - net	-	156.3
Net repayments under revolving line of credit agreements	(25.5)	(38.4)
Payment of debt issuance costs	(7.1)	(17.2)
Purchase of noncontrolling interest	(12.9)	(1.7)
Distributions to noncontrolling interest	(3.4)	(7.0)
Other, net	-	(0.7)
Net cash (used in) provided by financing activities of continuing operations	(50.9)	582.2
Cash Flows from Discontinued Operations
Net cash used in operating activities of discontinued operations	(53.1)	(12.8)
Net cash provided by (used in) investing activities of discontinued operations	0.1	(5.4)
Net cash used in financing activities of discontinued operations	-	(0.1)
Net cash used in discontinued operations	(53.0)	(18.3)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	9.2	28.3
Net Increase in Cash and Cash Equivalents	383.1	548.8
Cash and Cash Equivalents at Beginning of Period	971.2	484.4
Cash and Cash Equivalents at End of Period	$1,354.3	$1,033.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

NOTE A - BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2009 has been derived from the audited Consolidated Balance Sheet as of that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

Cash and cash equivalents at September 30, 2010 and December 31, 2009 include $18.6 million and $16.1 million, respectively, which was not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Reclassification and Out of Period Adjustments. Certain prior year amounts have been reclassified to conform to the current year’s presentation.  On December 20, 2009, the Company entered into a definitive agreement to sell its Mining business to Bucyrus International, Inc. (“Bucyrus”).  The Company completed this transaction on February 19, 2010.  The results of the Mining business were consolidated within the former Materials Processing & Mining Segment.  On December 31, 2009, the Company sold the assets of its construction trailer business.  The results of this business were formerly consolidated within the Aerial Work Platforms (“AWP”) segment.  In March 2010, the Company sold the assets of its Powertrain pumps business and gears business.  The results of these businesses were formerly consolidated within the Construction segment.  On March 11, 2010, the Company entered into a definitive agreement to sell all of its Atlas heavy construction equipment and knuckle-boom cranes businesses.  The results of these businesses were formerly consolidated within the Construction and Cranes segments, respectively.  The Company completed the portion of this transaction related to the operations in Germany on April 15, 2010 and the operations in the United Kingdom on August 11, 2010.  Due to the divestiture of these businesses, the reporting of these businesses has been included in discontinued operations for all periods presented.  See Note D – “Discontinued Operations” for further information on the sales of these businesses.

During the nine months ended September 30, 2010, the Company revised its Condensed Consolidated Statement of Cash Flows to reclassify investments in derivative securities of $20.8 million as cash used in investing activities.  Previously, these investments had been classified on the Condensed Consolidated Statement of Cash Flows as cash used in operating activities.  The Company did not adjust the prior periods as it concluded that such adjustments were not material to the prior periods’ condensed consolidated financial statements.

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

Arrangement consideration shall be allocated at the inception of the arrangement to all deliverables based on their relative selling price, except under certain circumstances such as items recorded at fair value and items not contingent upon the delivery of additional items or meeting other specified performance conditions.  The selling price for each deliverable shall be determined using vendor specific objective evidence (“VSOE”) of selling price, if it exists, otherwise third-party evidence of selling price.  If neither VSOE nor third party evidence exists for a deliverable, then the vendor shall use its best estimate of the selling price for that deliverable.  This guidance eliminates the use of the residual value method for determining allocation of arrangement consideration and it allows for the use of an entity's best estimate to determine the selling price if VSOE and third party evidence cannot be determined.  It also requires additional disclosures such as the nature of the arrangement, certain provisions within the arrangement, significant factors used to determine selling prices and the timing of revenue recognition related to the arrangement.  This guidance is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company is currently evaluating the impact that adoption of this guidance will have on the determination and reporting of its financial results.

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

Accounts Receivable and Allowance for Doubtful Accounts.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical customer review.  The Company reviews its allowance for doubtful accounts at least quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectability.  All other balances are reviewed on a pooled basis by type of receivable.  Account balances are charged off against the allowance when the Company determines that the receivable will not be recovered.  There can be no assurance that the Company’s historical accounts receivable collection experience will be indicative of future results.  The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note N - “Litigation and Contingencies.”  Substantially all receivables were trade receivables at September 30, 2010 and December 31, 2009.

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value.  Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business.  The Company uses data developed by business segment management as well as macroeconomic data in making these calculations.  The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset.  The Company recognized $3.9 million of asset impairments for the three and nine months ended September 30, 2009.  The Company recognized fixed asset impairments of $1.7 million and $9.6 million for the three and nine months ended September 30, 2010, respectively, of which $1.7 million and $8.0 million, respectively, was recognized as part of restructuring costs.  See Note K – “Restructuring and Other Charges.”

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Nine Months Ended September 30, 2010
Balance at beginning of period	$126.2
Accruals for warranties issued during the period	59.3
Changes in estimates	(0.4)
Settlements during the period	(68.3)
Foreign exchange effect/other	(3.7)
Balance at end of period	$113.1

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

The AWP segment designs, manufactures, refurbishes, services and markets aerial work platform equipment, telehandlers, light towers and utility equipment.  Customers use the Company’s products to construct and maintain industrial, commercial and residential buildings and facilities, construct and maintain utility and telecommunication lines, trim trees and for other commercial operations, as well as in a wide range of infrastructure projects.  Additionally, the Company owns much of the North American distribution channel for its utility products group and operates a fleet of rental utility products in the United States and Canada.

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

Business segment information is presented below, and prior period amounts have been retrospectively adjusted to conform to this presentation (in millions).  See Note A – “Basis of Presentation”:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Sales
Aerial Work Platforms	$280.9	$198.9	$729.0	$633.3
Construction	286.0	206.5	769.5	633.8
Cranes	368.7	435.7	1,231.5	1,351.6
Materials Processing	143.6	97.3	387.3	270.4
Corporate and Other / Eliminations	(3.4)	(4.5)	(25.7)	(42.1)
Total	$1,075.8	$933.9	$3,091.6	$2,847.0

(Loss) Income from Operations
Aerial Work Platforms	$14.3	$(49.5)	$(8.3)	$(121.4)
Construction	(8.0)	(50.9)	(47.6)	(192.4)
Cranes	3.9	18.8	17.8	73.4
Materials Processing	10.3	(10.7)	19.2	(40.8)
Corporate and Other / Eliminations	(16.9)	(8.0)	(54.4)	(45.2)
Total	$3.6	$(100.3)	$(73.3)	$(326.4)

	September 30, 2010	December 31, 2009
Identifiable Assets
Aerial Work Platforms	$779.4	$657.6
Construction	1,130.4	1,099.2
Cranes	2,262.1	2,216.0
Materials Processing	942.7	964.8
Corporate and Other / Eliminations	590.1	(156.7)
Discontinued operations	2.0	932.9
Total	$5,706.7	$5,713.8

NOTE C - INCOME TAXES

During the three months ended September 30, 2010, the Company recognized an income tax expense of $38.6 million on a loss of $51.2 million, an effective tax rate of negative 75.4%, as compared to an income tax benefit of $27.5 million on a loss of $133.0 million, an effective tax rate of 20.7%, for the three months ended September 30, 2009.  During the nine months ended September 30, 2010, the Company recognized an income tax benefit of $21.9 million on a loss of $200.7 million, an effective tax rate of 10.9%, as compared to an income tax benefit of $105.3 million on a loss of $408.1 million, an effective tax rate of 25.8%, for the nine months ended September 30, 2009.  The principal drivers of the higher tax expense were the recognition of valuation allowances on certain deferred tax assets, changes in uncertain tax positions, changes in the jurisdictional mix of income and the decision to carry back the Company’s U.S. tax net operating loss.

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

The Company evaluates the net realizable value of its deferred tax assets each reporting period.  The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards.  Historical information is supplemented by all currently available information about future tax years.  Realization requires sufficient taxable income to use deferred tax assets.  The Company records a valuation allowance for each deferred tax asset for which realization is assessed as not more likely than not.  In particular, the Company’s assessment that deferred tax assets will be realized considered the following: (i) estimates of future taxable income generated from various sources, including the expected recovery of operations in the U.S. and the United Kingdom, (ii) increased profitability due to cost reductions in recent years, (iii) losses in late 2008 through 2010 as a result of the economic downturn, and (iv) the combination of certain businesses in the United Kingdom.  If the current estimates of future taxable income are not realized or future estimates of taxable income are reduced, then the assessment regarding the realization of deferred tax assets in certain jurisdictions, including the U.S. and the United Kingdom, could change and have a material impact on the statement of income.  In the third quarter of 2010, the Company recorded a valuation allowance for its Italian operations due to changes in the expectation of future taxable income.

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

NOTE D – DISCONTINUED OPERATIONS

On December 20, 2009, the Company entered into a definitive agreement to sell its Mining business, which was previously part of the former Materials Processing & Mining segment, for approximately $1.3 billion. On February 19, 2010, the Company completed this transaction and received approximately $1 billion in cash and approximately 5.8 million shares of Bucyrus common stock.  Following this transaction the Company is investing in its current businesses and focusing on products and services where it can maintain and build a strong market presence.  The products divested by the Company in the transaction included hydraulic mining excavators, high capacity surface mining trucks, track and rotary blasthole drills, drill tools and highwall mining equipment, as well as the related parts and aftermarket service businesses, including the Company-owned distribution locations.  The Company recorded a gain on the sale of its Mining business of approximately $611 million, net of tax for the nine months ended September 30, 2010.  Bucyrus has provided the Company with a closing date net asset value statement of the Mining business that would require a payment of approximately $149 million from the Company to Bucyrus.  The Company initiated a court proceeding on October 29, 2010 in the Supreme Court of the State of New York, County of New York, to enforce and protect the Company's rights under the definitive agreement.  The Company believes that the Bucyrus calculation of the closing date net asset value is incorrect and not in accordance with the terms of the definitive agreement.  The Company objects to the Bucyrus statement and has provided Bucyrus with a revised closing date net asset value statement that does not require any payment from the Company to Bucyrus.  While the Company believes Bucyrus' position is without merit and the Company is vigorously opposing it, no assurance can be given as to the final resolution of this dispute or that the Company will not ultimately be required to make a substantial payment to Bucyrus.

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

On March 11, 2010, the Company entered into an agreement to sell its Atlas heavy construction equipment and knuckle-boom crane businesses (collectively, “Atlas”) to Atlas Maschinen GmbH (“Atlas Maschinen”).  Fil Filipov, a former Terex executive and the father of Steve Filipov, the Company’s President, Developing Markets and Strategic Accounts, is the Chairman of Atlas Maschinen.  The Atlas product lines divested in the transaction include crawler, wheel and rail excavators, knuckle-boom truck loader cranes and Terex ® Atlas branded material handlers.  The transaction also includes the Terex Atlas UK distribution business for truck loader cranes in the United Kingdom and the Terex minority ownership position in an Atlas Chinese joint venture.  The Atlas business was previously reported in the Construction segment, with the exception of the knuckle-boom truck loader cranes business, which was reported in the Cranes segment.  On April 15, 2010, the Company completed the portion of this transaction related to the Atlas operations in Germany and completed the portion of the transaction related to the operations in the United Kingdom on August 11, 2010.  The Company recorded a loss on the sale of Atlas of approximately $17 million, net of tax, for the nine months ended September 30, 2010.

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$-	$292.1	$157.7	$1,001.8

(Loss) income from discontinued operations before income taxes	$(0.2)	$6.3	$(9.6)	$74.8
Benefit from (provision for) income taxes	(3.2)	(3.0)	2.5	(25.9)
(Loss) income from discontinued operations – net of tax	$(3.4)	$3.3	$(7.1)	$48.9

Gain on disposition of discontinued operations	$2.1	$-	$839.7	$-
Provision for income taxes	(3.6)	-	(245.8)	-
(Loss) gain on disposition of discontinued operations – net of tax	$(1.5)	$-	$593.9	$-

The following table provides the amounts of assets and liabilities reported in discontinued operations in the Condensed Consolidated Balance Sheet (in millions):

	September 30, 2010	December 31, 2009
Cash and cash equivalents	$-	$41.7
Trade receivables, net	0.6	161.3
Inventories	-	479.3
Other current assets	-	41.0
Current assets – discontinued operations	$0.6	$723.3

Property, plant and equipment - net	$-	$67.4
Goodwill	-	70.6
Other assets	1.4	71.6
Long-term assets – discontinued operations	$1.4	$209.6

Trade accounts payable	$-	$104.8
Accrued compensation and benefits	-	23.3
Accrued warranties and product liability	0.1	38.8
Customer advances	-	7.6
Other current liabilities	2.1	83.0
Current liabilities – discontinued operations	$2.2	$257.5

Non-current liabilities – discontinued operations	$0.1	$143.8

The following table provides the amounts of cash and cash equivalents as presented in the Condensed Consolidated Statement of Cash Flows (in millions):

	September 30, 2010	December 31, 2009
Cash and cash equivalents:
Cash and cash equivalents – continuing operations	$1,354.3	$929.5
Cash and cash equivalents – discontinued operations	-	41.7
Total cash and cash equivalents	$1,354.3	$971.2

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

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss from continuing operations attributable to Terex Corporation common stockholders	$(90.9)	$(106.4)	$(183.0)	$(304.5)
(Loss) income from discontinued operations-net of tax	(3.4)	3.3	(7.1)	48.9
(Loss) gain on disposition of discontinued operations-net of tax	(1.5)	-	593.9	-
Net (loss) income attributable to Terex Corporation	$(95.8)	$(103.1)	$403.8	$(255.6)

Basic shares:
Weighted average shares outstanding	108.8	108.1	108.6	100.7

Earnings per share - basic:
Loss from continuing operations	$(0.84)	$(0.98)	$(1.68)	$(3.02)
(Loss) income from discontinued operations-net of tax	(0.03)	0.03	(0.07)	0.48
(Loss) gain on disposition of discontinued operations-net of tax	(0.01)	-	5.47	-
Net (loss) income attributable to Terex Corporation	$(0.88)	$(0.95)	$3.72	$(2.54)

Diluted shares:
Weighted average shares outstanding	108.8	108.1	108.6	100.7
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	-	-	-	-
Diluted weighted average shares outstanding	108.8	108.1	108.6	100.7

Earnings per share - diluted:
Loss from continuing operations	$(0.84)	$(0.98)	$(1.68)	$(3.02)
(Loss) income from discontinued operations-net of tax	(0.03)	0.03	(0.07)	0.48
(Loss) gain on disposition of discontinued operations-net of tax	(0.01)	-	5.47	-
Net (loss) income attributable to Terex Corporation	$(0.88)	$(0.95)	$3.72	$(2.54)

The following table provides information to reconcile amounts reported on the Condensed Consolidated Statement of Income to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions):

Noncontrolling Interest Attributable to Common Stockholders
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Loss from continuing operations - as reported	$(89.8)	$(105.5)	$(178.8)	$(302.8)
Less: Noncontrolling interest attributed to loss from continuing operations	(1.1)	(0.9)	(4.2)	(1.7)
Loss from continuing operations attributable to common stockholders	$(90.9)	$(106.4)	$(183.0)	$(304.5)

Weighted average options to purchase 0.5 million and 0.6 million shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) were outstanding during the three and nine months ended September 30, 2010, respectively, and weighted average options to purchase 0.8 million shares of Common Stock were outstanding during the three and nine months ended September 30, 2009, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 1.3 million and 1.4 million were outstanding during the three and nine months ended September 30, 2010, respectively, and weighted average restricted stock awards of 1.1 million and 0.9 million were outstanding during the three and nine months ended September 30, 2009, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not met.  ASC 260, “Earnings per Share” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

The 4% Convertible Notes described in Note L – “Long-Term Obligations” are dilutive to the extent that the volume-weighted average price of the Common Stock of the 4% Convertible Notes for the three and nine months ended September 30, 2010 was greater than $16.25 per share and earnings from continuing operations were positive. The number of shares that were contingently issuable for the 4% Convertible Notes during the three and nine months ended September 30, 2010 was 2.4 million, but were not included in the computation of diluted shares because the effect would have been anti-dilutive.  The number of shares that were contingently issuable for the 4% Convertible Notes during the three and nine months ended September 30, 2009 was 1.2 million and 0.5 million, respectively, but were not included in the computation of diluted shares because the effect would have been anti-dilutive.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	September 30, 2010	December 31, 2009
Finished equipment	$510.7	$388.6
Replacement parts	214.2	216.5
Work-in-process	343.8	342.4
Raw materials and supplies	419.4	396.4
Inventories	$1,488.1	$1,343.9

Reserves for lower of cost or market value, excess and obsolete inventory were $102.4 million and $110.8 million at September 30, 2010 and December 31, 2009, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):
	September 30, 2010	December 31, 2009
Property	$83.3	$90.5
Plant	298.0	293.9
Equipment	526.7	529.0
Property, plant and equipment – gross	908.0	913.4
Less: Accumulated depreciation	(337.3)	(308.4)
Property, plant and equipment – net	$570.7	$605.0

NOTE H – GOODWILL

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):
	Aerial Work Platforms	Construction	Cranes	Materials Processing	Total
Balance at December 31, 2009, gross	$150.7	$438.8	$224.1	$202.3	$1,015.9
Accumulated impairment	(42.8)	(438.8)	-	(23.2)	(504.8)
Balance at December 31, 2009, net	107.9	-	224.1	179.1	511.1

Acquisition	-	-	1.9	-	1.9
Foreign exchange effect and other	(0.7)	-	(11.7)	(4.4)	(16.8)

Balance at September 30, 2010, gross	150.0	438.8	214.3	197.9	1,001.0
Accumulated impairment	(42.8)	(438.8)	-	(23.2)	(504.8)
Balance at September 30, 2010, net	$107.2	$-	$214.3	$174.7	$496.2

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

In November 2007, the Company entered into an interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment.  At September 30, 2010, the Company had $400.0 million notional amount of this interest rate swap agreement outstanding, which matures in 2017.  The fair market value of this swap at September 30, 2010 and December 31, 2009 was a gain of $59.3 million and $30.2 million, respectively, which is recorded in Other assets.

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

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At September 30, 2010, the Company had $306.6 million notional amount of currency exchange forward contracts outstanding, most of which mature on or before September 30, 2011.  The fair market value of these contracts at September 30, 2010 was a net gain of $0.5 million.  At September 30, 2010, $272.1 million notional amount ($0.4 million of fair value gains) of these forward contracts have been designated as, and are effective as, cash flow hedges of specifically identified transactions.  During 2010 and 2009, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income (loss) and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

The Company entered into a stockholders agreement with Bucyrus that contains certain restrictions, including providing for Terex’s commitment that it will not directly or indirectly sell or otherwise transfer its economic interest in the shares of Bucyrus stock received by it for a period of one year, subject to certain exceptions.  As a result, in order to partially mitigate the risks associated with the shares of Bucyrus stock, the Company entered into derivative contracts using a basket of stocks whose prices have historically been highly correlated with the Bucyrus stock price.  The derivative contracts purchased by the Company expire in the first quarter of 2011.  During the nine months ended September 30, 2010, the Company paid premiums of approximately $21 million to enter into derivative trades to mitigate the risk of approximately 95% of the notional value of the Bucyrus stock based on historic prices.  Assuming correlations between Bucyrus stock and the basket are consistent with the historical correlations, these derivatives will protect a portion of the risk of the decline in the price of Bucyrus stock while allowing the Company to keep any gain in the value of the Bucyrus stock.

The Company has not classified these derivative contracts as hedges.  As a result, the Company will mark the derivative contracts to market quarterly through current period earnings.  As of September 30, 2010, the derivative contracts, for which the Company paid approximately $21 million in premiums, were worth $4.8 million, which was reflected on the Condensed Consolidated Balance Sheet in Other current assets.  The value of the derivative contracts is a function of time and the intrinsic value of the derivative.  When the derivative contracts expire, the time value of the derivative contracts will be zero.  During the three months ended September 30, 2010, the price of the basket of stocks increased, which decreased the value of the derivative contracts.  This decrease also reflected the reduced value of the derivative contracts due to the passage of time.

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	September 30, 2010	December 31, 2009
Foreign exchange contracts	Other current assets	$6.4	$8.3
Interest rate contract	Other assets	59.3	30.2
Total asset derivatives		$65.7	$38.5

Liability Derivatives
Foreign exchange contracts	Other current liabilities	$5.9	$11.6
Interest rate contract	Long-term debt, less current portion	56.8	27.1
Total liability derivatives		$62.7	$38.7

Total Derivatives		$3.0	$(0.2)

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	September 30, 2010	December 31, 2009
Option derivative contracts	Other current assets	$4.8	$-

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Income and Accumulated Other Comprehensive Income (Loss) (“OCI”) (in millions):

Gain Recognized on Derivatives in Income:		Three Months Ended September 30,		Nine Months Ended September 30,
Fair Value Derivatives	Location	2010	2009	2010	2009
Interest rate contract	Interest expense	$4.7	$4.4	$14.4	$12.0

Gain (Loss) Recognized on Derivatives in OCI:		Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Derivatives		2010	2009	2010	2009
Foreign exchange contracts		$0.7	$2.6	$4.0	$(0.9)

Gain (Loss) Reclassified from Accumulated OCI into Income (Effective):		Three Months Ended September 30,		Nine Months Ended September 30,
Account		2010	2009	2010	2009
Cost of goods sold		$0.9	$0.5	$(0.8)	$14.6
Other income (expense) - net		(0.9)	(5.7)	(3.2)	(7.2)
Total		$-	$(5.2)	$(4.0)	$7.4

Gain (Loss) Recognized on Derivatives (Ineffective) in Income:		Three Months Ended September 30,		Nine Months Ended September 30,
Account		2010	2009	2010	2009
Other income (expense) - net		$1.2	$2.6	$(1.8)	$6.6

The following table provides the effect of derivative instruments that are not designated as hedges in the Condensed Consolidated Statement of Income and OCI (in millions):

Loss Recognized on Derivatives not designated as hedges in Income:	Three Months Ended September 30,		Nine Months Ended September 30,
Account	2010	2009	2010	2009
Other income (expense) - net	$(20.8)	$-	$(16.3)	$-

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

Unrealized net gains (losses), net of tax, included in OCI are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$(0.6)	$(4.6)	$(3.6)	$(1.0)
Additional gains (losses)	-	(3.2)	0.7	(8.3)
Amounts reclassified to earnings	0.9	5.7	3.2	7.2
Balance at end of period	$0.3	$(2.1)	$0.3	$(2.1)

The estimated amount of existing pre-tax net gains for derivative contracts recorded in OCI as of September 30, 2010 that are expected to be reclassified into earnings in the next twelve months is $0.3 million.

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

Determining which category an asset or liability falls within this hierarchy requires judgment.  The Company evaluates its hierarchy disclosures each quarter.  As discussed in Note I - “Derivative Financial Instruments,” the Company has three types of derivative instruments that it records at fair value on a recurring basis: the interest rate swap, option derivative contracts and foreign exchange contracts.  The interest rate swap and option derivative contracts are categorized under Level 2 of the hierarchy above and are recorded at September 30, 2010 as assets of $59.3 million and $4.8 million, respectively.  The foreign exchange contracts are categorized under Level 1 of the hierarchy above and are recorded at September 30, 2010 as a net asset of $0.5 million.  The fair value of the interest rate swap agreement is based on LIBOR yield curves at the reporting date.  The fair values of the option derivative contracts are based on observable market prices at the reporting date.  The fair values of the foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date.

NOTE K – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions.  Given economic trends from 2008 into 2010, the Company initiated certain restructuring programs across all segments to better utilize its workforce and optimize facility utilization to match the demand for its products.

Workforce restructuring activities reduced the number of team members at all levels and caused the Company to incur costs for employee termination benefits related to headcount reductions.  The existing reserve balance as of September 30, 2010 for the workforce restructuring activities is expected to be paid during 2010, except for certain activities in the Cranes segment, which are dependent on the expiration of certain government benefits.  The costs incurred during the period for employee termination benefits include the impact of expected future headcount reductions.

The following table provides information by segment of the number of team members reduced pursuant to workforce reduction activities during the nine months ended September 30, 2010:

Number of headcount reductions
Aerial Work Platforms	5
Construction	24
Cranes	187
Materials Processing	63
Corporate and Other	-
Total	279

The Company implemented restructuring activities at certain facilities in its AWP segment to better utilize manufacturing capacity.  The Company relocated telehandler production from Baraga, Michigan to its Moses Lake, Washington facility.  This program cost $1.9 million and resulted in reductions of approximately 86 team members.  This program was complete as of the second quarter of 2010.

To optimize facility utilization, the Company established a restructuring program to move its crushing and screening manufacturing business from Cedarapids, Iowa within the MP segment to other facilities, primarily in North America. Engineering, sales and service functions for materials processing equipment currently made at the plant will be retained at the facility for the near future.  The program is expected to cost $4.3 million, of which $2.9 million has been incurred to date, result in reductions of approximately 186 team members and be completed during 2010.  Costs of $1.5 million were charged to Cost of goods sold (“COGS”) in the nine months ended September 30, 2010 for this program.

The Company established a restructuring program within the MP segment to realize cost synergies and support its joint brand strategy by consolidating certain of its crushing equipment manufacturing businesses.  This program will result in the relocation of its Pegson operations in Coalville, United Kingdom to Omagh, Northern Ireland. The global design center for crushing equipment will be retained at Coalville for the near future.  The program is expected to cost $8.5 million, of which $6.4 million has been incurred to date, result in reductions of approximately 215 team members and be completed during 2010.  Program costs of $1.9 million were charged to Selling, general and administrative expense (“SG&A”) in the nine months ended September 30, 2010.

To reduce its cost structure, the Company implemented a restructuring program in Corporate and Other to streamline its corporate office space.  This program cost $3.3 million and was substantially completed by the end of the second quarter of 2010, except for certain contractual payments extending through the first quarter of 2011.  Program costs of $3.3 million were charged to SG&A in the nine months ended September 30, 2010.

During the second quarter of 2010, the Company executed a restructuring program to better utilize facility space in its Port Equipment Business, which is included in the Cranes segment.  The program is expected to cost $11.3 million, of which $10.5 million has been incurred to date, result in reductions of approximately 149 team members and be completed during 2010 except for certain benefits mandated by governmental agencies.  Costs of $8.3 million were charged to COGS and $2.2 million to SG&A in the nine months ended September 30, 2010.

During the second quarter of 2010, the Company established restructuring programs in certain facilities in Asia to optimize manufacturing capacity within the Cranes and Construction segments, which are expected to cost $1.4 million and $4.7 million, respectively, and be completed during 2010.  The program is expected to result in reductions of approximately 34 team members in the Cranes segment with costs of $0.9 million incurred to date and charged to COGS.  The program is expected to result in reductions of approximately 60 team members in the Construction segment with costs of $3.9 million incurred to date and charged to COGS.

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the nine months ended September 30, 2010, the cumulative amount of expenses incurred since inception and the total amount expected to be incurred  (in millions):
	Amount incurred during the nine months ended September 30, 2010	Cumulative amount incurred through September 30, 2010	Total amount expected to be incurred
Aerial Work Platforms	$0.3	$23.4	$23.5
Construction	2.7	37.7	39.8
Cranes	11.4	15.7	18.6
Materials Processing	3.5	11.1	15.2
Corporate and Other	3.3	6.0	6.0
Total	$21.2	$93.9	$103.1

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the nine months ended September 30, 2010, the cumulative amount of expenses incurred since inception and the total amount expected to be incurred  (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred in the nine months ended September 30, 2010	$9.6	$6.1	$5.5	$21.2
Cumulative amount incurred through September 30, 2010	$72.6	$10.5	$10.8	$93.9
Total amount expected to be incurred	$76.4	$14.0	$12.7	$103.1

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the nine months ended September 30, 2010 (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Restructuring reserve at December 31, 2009	$18.5	$1.8	$1.7	$22.0
Restructuring charges	8.2	1.7	0.9	10.8
Cash expenditures	(14.7)	(1.7)	(0.8)	(17.2)
Restructuring reserve at September 30, 2010	$12.0	$1.8	$1.8	$15.6

In the aggregate, the restructuring charges described above incurred during the nine months ended September 30, 2010 and 2009 were included in COGS ($14.0 million and $26.4 million) and SG&A ($7.2 million and $19.8 million), respectively.  Included in the restructuring costs are $8.0 million of asset impairments.

NOTE L – LONG-TERM OBLIGATIONS

2006 Credit Agreement

On July 14, 2006, the Company and certain of its subsidiaries entered into a Credit Agreement (the “2006 Credit Agreement”) with the lenders party thereto (the “Lenders”) and Credit Suisse, as administrative and collateral agent.  The 2006 Credit Agreement provides the Company with a revolving line of credit of up to $550 million available through July 14, 2012.  The revolving line of credit consists of $350 million of domestic revolving loans and $200 million of multicurrency revolving loans.  The 2006 Credit Agreement also originally provided for incremental loan commitments of up to $300 million, which may be extended at the option of the Lenders or other lenders, subject to the approval of the administrative agent, in the form of revolving credit loans, term loans or a combination of both.  As discussed below, the Company drew $136.5 million in incremental term loans under this commitment during the year ended December 31, 2009, leaving up to $163.5 million available.  The 2006 Credit Agreement was amended on January 11, 2008, February 24, 2009, June 3, 2009, January 15, 2010 and October 4, 2010.

Pursuant to the October 2010 amendment, the Company is permitted to make par offers for its 10-7/8% Senior Notes due 2016 (the “10-7/8% Notes”) and its 7-3/8% Senior Subordinated Notes due 2014 (the “7-3/8% Notes”) in accordance with the governing indentures and to redeem or repurchase debt if the minimum liquidity of the Company is greater than $250 million.  In addition, the amendment removes the previous $200 million annual limitation on acquisitions and provides the Company with added flexibility in certain other restrictive covenants.  In connection with the amendment, on October 14, 2010, the Company repaid the entire $270.2 million principal amount of its term loans then outstanding under the 2006 Credit Agreement with a portion of the net proceeds from the sale of its Mining business.

Pursuant to the January 2010 amendment, the Company was permitted to (i) acquire shares of common stock of Bucyrus in connection with the disposition of its Mining business and (ii) enter into hedging agreements for the purpose of managing risk associated with its investment in Bucyrus stock.  In accordance with this amendment, Terex Mining Australia Pty Ltd was replaced as the Australian borrower by Terex Lifting Australia Pty Ltd.

Pursuant to the June 2009 amendment, the Company reduced its domestic revolving credit commitments under the 2006 Credit Agreement by $150 million, repaid $58.4 million principal amount of its term loans thereunder, and increased the interest rates charged thereunder.  The amendment also eliminated certain existing financial covenants dealing with the Company’s consolidated leverage ratio and consolidated fixed charge coverage ratio, and instead will require the Company to maintain liquidity of not less than $250 million on the last day of each fiscal quarter through June 30, 2011, and thereafter maintain a specified senior secured debt leverage ratio.  Liquidity is defined as Cash and cash equivalents plus availability under the 2006 Credit Agreement.  Pursuant to the amendment, the Company added flexibility in various restrictive covenants and agreed to provide certain collateral to secure the Company’s obligations under the 2006 Credit Agreement.  Additionally, under the amendment, at any time on or prior to June 30, 2011, if the Company’s consolidated leverage ratio (as defined in the 2006 Credit Agreement) is greater than 2.50 to 1.00, the Company will be prohibited from repurchasing shares of its Common Stock, paying dividends or redeeming debt except with the proceeds of equity offerings and other than regularly scheduled payments of debt and debt under the 2006 Credit Agreement and incurring additional debt.  The amendment also included certain other technical changes.

In connection with the acquisition of the Port Equipment Business, on July 22, 2009, the Company entered into an Incremental Term Loan Assumption Agreement (the “JPM Incremental Agreement”) with J.P. Morgan Chase International Financing Limited and, on July 23, 2009, the Company entered into an Incremental Term Loan Assumption Agreement (the “Additional Incremental Agreement”) with certain of the Port Equipment Business lenders, both under the 2006 Credit Agreement.  Pursuant to the JPM Incremental Agreement, the Company borrowed $66.2 million, which bore interest at a rate of LIBOR plus 3.75%.  Pursuant to the Additional Incremental Agreement, the Company borrowed $70.3 million, which bore interest at a rate of LIBOR plus 3.75%.  These incremental term loans were repaid on October 14, 2010.

As of September 30, 2010 and December 31, 2009, the Company had $270.2 million and $272.0 million, respectively, of term loans outstanding under the 2006 Credit Agreement.  Term loans under the 2006 Credit Agreement bore interest at a rate of LIBOR plus 3.75%.  The weighted average interest rate on the term loans under the 2006 Credit Agreement was 4.00% at September 30, 2010 and December 31, 2009.  The term loans outstanding under the 2006 Credit Agreement were repaid on October 14, 2010 and were, therefore, classified as current on the Condensed Consolidated Balance Sheet as of September 30, 2010.

The Company had no revolving credit amounts outstanding as of September 30, 2010 or December 31, 2009.

The 2006 Credit Agreement incorporates facilities for issuance of letters of credit up to $250 million.  Letters of credit issued under the 2006 Credit Agreement letter of credit facility decrease availability under the $550 million revolving line of credit.  As of September 30, 2010 and December 31, 2009, the Company had letters of credit issued under the 2006 Credit Agreement that totaled $44.1 million and $68.9 million, respectively.  The 2006 Credit Agreement also permits the Company to have additional letter of credit facilities up to $100 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit.  As of September 30, 2010 and December 31, 2009, the Company had letters of credit issued under the additional letter of credit facilities of the 2006 Credit Agreement that totaled $7.9 million and $10.8 million, respectively.  The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce our availability under the 2006 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $126.4 million and $152.7 million as of September 30, 2010 and December 31, 2009, respectively.  In total, as of September 30, 2010 and December 31, 2009, the Company had letters of credit outstanding of $178.4 million and $232.4 million, respectively.

The 2006 Credit Agreement requires the Company to comply with a number of covenants.  These covenants require the Company to meet certain financial tests, namely (a) to maintain liquidity (as defined in the 2006 Credit Agreement) of not less than $250 million on the last day of each fiscal quarter through June 30, 2011, and (b) thereafter, to maintain a senior secured debt leverage ratio (as defined in the 2006 Credit Agreement) not in excess of 3.50 to 1.00 at the end of each fiscal quarter, with the ratio declining to 3.00 to 1.00 effective October 1, 2012 and 2.50 to 1.00 effective October 1, 2013.  The covenants also limit, in certain circumstances, the Company’s ability to take a variety of actions, including:  incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions, including share repurchases.  The 2006 Credit Agreement also contains customary events of default.  The Company’s future compliance with its financial covenants under the 2006 Credit Agreement will depend on its ability to generate earnings and manage its assets effectively.  The 2006 Credit Agreement also has various non-financial covenants, both requiring the Company to refrain from taking certain future actions (as described above) and requiring the Company to take certain actions, such as keeping in good standing its corporate existence, maintaining insurance, and providing its bank lending group with financial information on a timely basis.

The Company currently is subject to certain restrictions under the 2006 Credit Agreement and its indentures with respect to its uses of cash, including repurchasing shares of its Common Stock, paying dividends and incurring additional debt due to the current calculation of its consolidated leverage ratio under the 2006 Credit Agreement and the consolidated cash flow coverage ratio under its indentures.

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

10-7/8% Senior Notes

On June 3, 2009, the Company sold and issued $300 million aggregate principal amount of 10-7/8% Notes at 97.633%.  The Company used a portion of the approximately $293 million proceeds from the offering of the 10-7/8% Notes, together with a portion of the proceeds from the 4% Convertible Senior Subordinated Notes due 2015 (“4% Convertible Notes”) discussed below, to prepay a portion of its term loans under the 2006 Credit Agreement and to pay off the outstanding balance under the revolving credit component of the 2006 Credit Agreement.  The 10-7/8% Notes are not currently guaranteed by any of the Company’s subsidiaries, but under specified limited circumstances, along with the 4% Convertible Notes and the 8% Senior Subordinated Notes Due 2017 (“8% Notes”), could be guaranteed by certain domestic subsidiaries of the Company in the future.  The 10-7/8% Notes are redeemable by the Company beginning in June 2013 at an initial redemption price of 105.438% of principal amount.  The Company has offered to purchase at par the 10-7/8% Notes with a portion of proceeds from the Mining business divestiture.  This offer expires on November 3, 2010.

4% Convertible Senior Subordinated Notes

On June 3, 2009, the Company sold and issued $172.5 million aggregate principal amount of 4% Convertible Notes.  In certain circumstances and during certain periods, the 4% Convertible Notes will be convertible at an initial conversion rate of 61.5385 shares of Common Stock per $1,000 principal amount of convertible notes, equivalent to an initial conversion price of approximately $16.25 per share of Common Stock, subject to adjustment in some events.  Upon conversion, Terex will deliver cash up to the aggregate principal amount of the 4% Convertible Notes to be converted and shares of Common Stock with respect to the remainder, if any, of Terex’s convertible obligation in excess of the aggregate principal amount of the 4% Convertible Notes being converted.  The 4% Convertible Notes are not currently guaranteed by any of the Company’s subsidiaries, but under specified limited circumstances, along with the 10-7/8% Notes and 8% Notes, could be guaranteed by certain domestic subsidiaries of the Company in the future.

The Company, as issuer of the 4% Convertible Notes, must separately account for the liability and equity components of the 4% Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods.  The Company allocated $54.3 million of the $172.5 million principal amount of the 4% Convertible Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through June 2015.  The Company recorded a related deferred tax liability of $19.4 million on the equity component.  The balance of the 4% Convertible Notes was $127.4 million at September 30, 2010.  The Company recognized interest expense of $10.5 million on the 4% Convertible Notes for the nine months ended September 30, 2010.  The interest expense recognized for the 4% Convertible Notes will increase as the discount is amortized using the effective interest method, which accretes the debt balance over its term to $172.5 million at maturity.  Interest expense on the 4% Convertible Notes throughout its term includes 4% annually of cash interest on the maturity balance of $172.5 million plus non-cash interest expense accreted to the debt balance as described.

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

7-3/8% Senior Subordinated Notes

On November 25, 2003, the Company sold and issued $300 million aggregate principal amount of 7-3/8% Notes discounted to yield 7-1/2%.  The 7-3/8% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note P - “Consolidating Financial Statements”).  The 7-3/8% Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”).  During the second quarter of 2004, the outstanding unregistered 7-3/8% Notes were exchanged for 7-3/8% Notes registered under the Securities Act.  The 7-3/8% Notes were redeemable by the Company beginning in January 2009 at an initial redemption price of 103.688% of principal amount.  The Company has offered to purchase at par the 7-3/8% Notes with a portion of proceeds from the Mining business divestiture.  If the net available cash from the proceeds from the sale of the Mining business after (i) the prepayment of $270.2 million of the term loans under the 2006 Credit Agreement and (ii) the purchase of the 10-7/8% Notes (to the extent that the holders thereof validly surrender such notes), is less than $300 million, the offer amount for the 7-3/8% Notes shall be automatically reduced to such remaining net available cash.  This offer expires on November 3, 2010.

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet  (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of September 30, 2010, as follows (in millions, except for quotes):
	Book Value	Quote	FV
7-3/8% Notes	$299.1	$1.02125	$305
8% Notes	$800.0	$0.99500	$796
4% Convertible Notes (net of discount)	$127.4	$1.58750	$202
10-7/8% Notes	$294.3	$1.14500	$337

The Company repaid its term loans under the 2006 Credit Agreement, including accrued interest, on October 14, 2010 and, therefore, the carrying value of the term debt equaled fair value on September 30, 2010.  The Company believes that the carrying value of its other borrowings approximates fair market value based on discounted future cash flows using rates currently available for debt of similar terms and remaining maturities.

NOTE M – RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of September 30, 2010, the Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”).  Participation in the plan for all employees has been frozen.  Participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only.  The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment.  The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service.  It is the Company’s policy generally to fund the Terex Plan based on the minimum requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds.

The Company maintains a nonqualified Supplemental Executive Retirement Plan (“SERP”). The SERP provides retirement benefits to certain senior executives of the Company. Generally, the SERP provides a benefit based on average total compensation earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program, excluding salary deferrals and matching contributions. In addition, benefits are reduced by Social Security Primary Insurance Amounts attributable to Company contributions.  The SERP is unfunded.  Participation in the SERP has been frozen.

Other Postemployment Benefits

The Company has several non-pension post-retirement benefit programs.  The Company provides postemployment health and life insurance benefits to certain former salaried and hourly employees.  The health care programs are contributory, with participants’ contributions adjusted annually, and the life insurance plan is noncontributory.

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Components of net periodic cost:
Service cost	$0.5	$0.5	$1.5	$1.6
Interest cost	2.1	2.1	6.4	6.4
Expected return on plan assets	(1.8)	(1.6)	(5.4)	(4.9)
Amortization of prior service cost	-	-	0.1	-
Recognized actuarial loss	0.9	1.3	2.6	3.8
Net periodic cost	$1.7	$2.3	$5.2	$6.9

	Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Components of net periodic cost:
Service cost	$-	$-	$-	$0.1
Interest cost	0.2	0.2	0.5	0.5
Amortization of prior service cost	-	-	0.1	-
Recognized actuarial loss	-	0.1	0.1	0.3
Net periodic cost	$0.2	$0.3	$0.7	$0.9

The Company plans to contribute approximately $5 million to its U.S. defined benefit pension and post-retirement plans for the year ending December 31, 2010.  During the nine months ended September 30, 2010, the Company contributed $3.9 million to its U.S. defined benefit pension plans.

Non-U.S. Plans – The Company maintains defined benefit plans in Germany, France, China, India and the United Kingdom for some of its subsidiaries.  The plans in Germany, China, India and France are unfunded plans.  The defined benefit plan in the United Kingdom was frozen effective July 31, 2010.  Active participants in this plan are eligible prospectively to participate in a defined contribution plan.  There was a curtailment gain of $3.5 million with respect to this plan that was offset against actuarial losses.  For the Company’s operations in Italy, there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination.  The Company records this obligation based on the mandated requirements.  The measure of the current obligation is not dependent on the employees’ future service and therefore is measured at current value.

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Components of net periodic cost:
Service cost	$0.8	$2.1	$2.8	$4.3
Interest cost	2.2	2.3	6.6	6.7
Expected return on plan assets	(1.2)	(1.2)	(3.6)	(3.4)
Recognized actuarial loss	0.3	0.3	1.0	0.8
Net periodic cost	$2.1	$3.5	$6.8	$8.4

The Company plans to contribute approximately $10 million to its non-U.S. defined benefit pension plans for the year ending December 31, 2010.  During the nine months ended September 30, 2010, the Company contributed $8.2 million to its international defined benefit pension plans.

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

The Company has received complaints in a number of class action lawsuits, which generally cover the period from February 2008 to February 2009.  These lawsuits include four ERISA class action lawsuits, three securities class action lawsuits, and one stockholder derivative lawsuit.

The four ERISA class action lawsuits, all filed in the United States District Court, District of Connecticut, have been consolidated and an amended complaint was filed on September 20 by Kenneth M. Lipman, Eddie Webb, Binyam Ghebreghiorgis, Scott Hollander and Mark Caswell, individually and on behalf of the Terex Corporation and Affiliates’ 401(k) and Retirement Savings Plan and all others similarly situated against Terex Corporation, Ronald DeFeo, G. Chris Anderson, Paula H. J. Cholmondeley, Donald DeFosset, William H. Fike, Thomas J. Hansen, Donald P. Jacobs, David A. Sachs, Oren G. Shaffer, David C. Wang, Helge H. Wehmeier and the Administrative Committee of the Terex Corporation and Affiliates’ 401(k) and Retirement Savings Plan.

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

The securities class action complaints have been consolidated, but the Company has not yet received an amended complaint.

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

See Note D - "Discontinued Operations" for further information on the Company's dispute with Bucyrus regarding the calculation of the value of the assets of the Mining business.

The Company is involved in various other legal proceedings, including workers’ compensation liability and intellectual property litigation, which have arisen in the normal course of its operations.  The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company’s outstanding letters of credit totaled $178.4 million at September 30, 2010.  The letters of credit generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet.  Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

As of September 30, 2010 and December 31, 2009, the Company’s maximum exposure to such credit guarantees was $218.0 million and $236.2 million, respectively, including total guarantees issued by Terex Demag GmbH, part of the Cranes segment, of $123.4 million and $151.4 million, respectively, and Genie Holdings, Inc. and its affiliates (“Genie”), part of the AWP segment, of $34.1 million and $41.7 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Given current financial and economic conditions, there can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  The maximum exposure for residual value guarantees issued by the Company totaled $22.2 million and $26.7 million as of September 30, 2010 and December 31, 2009, respectively.  The Company is able to mitigate some of the risk associated with these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of September 30, 2010 and December 31, 2009, the Company’s maximum exposure pursuant to buyback guarantees was $115.8 million and $138.6 million, respectively, including total guarantees issued by Genie of $110.4 million and $133.6 million, respectively.  The Company is able to mitigate some of the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

There can be no assurance that our historical experience in used equipment markets will be indicative of future results.  Our ability to recover losses experienced from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

The Company has recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Condensed Consolidated Balance Sheet of approximately $21 million as of September 30, 2010 and December 31, 2009, for the estimated fair value of all guarantees provided.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net (loss) income	$(94.7)	$(102.2)	$408.0	$(253.9)
Other comprehensive income (loss):
Pension liability adjustment	(0.5)	0.9	18.2	0.5
Translation adjustment	188.9	51.5	(42.6)	148.9
Equity security adjustment	82.2	0.5	25.3	0.4
Derivative hedging adjustment	0.9	2.5	3.9	(1.1)
Comprehensive (loss) income	176.8	(46.8)	412.8	(105.2)
Comprehensive loss attributable to noncontrolling interest	(1.1)	(0.9)	(4.2)	(1.7)
Comprehensive (loss) income attributable to Terex Corporation	$175.7	$(47.7)	$408.6	$(106.9)

During the nine months ended September 30, 2010, the Company purchased 29% of the noncontrolling interest in one of its consolidated subsidiaries in the Construction segment.  The result of the transaction was a decrease in Noncontrolling interest of $0.7 million and a decrease in Additional paid-in capital of $12.3 million in the Condensed Consolidated Balance Sheet as of September 30, 2010.

During the nine months ended September 30, 2010, the Company granted 2.0 million shares of restricted stock to its employees with a weighted average grant date fair value of $20.11 per share.  Approximately 62% of these restricted stock awards vest ratably over a five-year period.  Approximately 34% of the shares granted are based on performance targets containing a market condition.  The Company used the Monte Carlo method to determine grant date fair values of $16.17-$19.08 per share and a derived service period of four years for the awards with a market condition.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

Dividend yields	0.00%
Expected volatility	59.04%
Risk free interest rate	3.04%
Expected life (in years)	4

During the nine months ended September 30, 2010, the Company issued 41 thousand shares and purchased 50 thousand shares of its outstanding Common Stock for a deferred compensation plan under a Rabbi Trust.

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2010
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$64.1	$430.2	$731.0	$(149.5)	$1,075.8
Cost of goods sold	(55.7)	(372.4)	(633.3)	149.5	(911.9)
Gross profit	8.4	57.8	97.7	-	163.9
Selling, general & administrative expenses	(19.0)	(46.1)	(95.2)	-	(160.3)
(Loss) income from operations	(10.6)	11.7	2.5	-	3.6
Interest income	0.1	0.1	2.6	-	2.8
Interest expense	(27.1)	(1.8)	(7.2)	-	(36.1)
Income (loss) from subsidiaries	(52.6)	-	-	52.6	-
Other income (expense) - net	(17.1)	(0.6)	(3.8)	-	(21.5)
(Loss) income from continuing operations before income taxes	(107.3)	9.4	(5.9)	52.6	(51.2)
(Provision for) benefit from income taxes	28.1	3.1	(69.8)	-	(38.6)
(Loss) income from continuing operations	(79.2)	12.5	(75.7)	52.6	(89.8)
Loss from discontinued operations – net of tax	(0.6)	(0.4)	(2.4)	-	(3.4)
(Loss) gain on disposition of discontinued operations	(16.0)	26.1	(11.6)	-	(1.5)
Net (loss) income	(95.8)	38.2	(89.7)	52.6	(94.7)
Less: Net income attributable to noncontrolling interest	-	-	(1.1)	-	(1.1)
Net (loss) income attributable to Terex Corporation	$(95.8)	$38.2	$(90.8)	$52.6	$(95.8)

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2009
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$40.9	$288.0	$669.0	$(64.0)	$933.9
Cost of goods sold	(46.5)	(302.2)	(579.7)	64.0	(864.4)
Gross profit	(5.6)	(14.2)	89.3	-	69.5
Selling, general & administrative expenses	(9.9)	(54.2)	(105.7)	-	(169.8)
Loss from operations	(15.5)	(68.4)	(16.4)	-	(100.3)
Interest income	0.5	-	0.8	-	1.3
Interest expense	(25.6)	(2.1)	(4.8)	-	(32.5)
Income (loss) from subsidiaries	(72.4)	-	-	72.4	-
Other income (expense) - net	2.8	0.1	(4.4)	-	(1.5)
Loss from continuing operations before income taxes	(110.2)	(70.4)	(24.8)	72.4	(133.0)
Benefit from income taxes	5.4	12.3	9.8	-	27.5
Loss from continuing operations	(104.8)	(58.1)	(15.0)	72.4	(105.5)
Income (loss) from discontinued operations – net of tax	1.7	(1.3)	2.9	-	3.3
Net loss	(103.1)	(59.4)	(12.1)	72.4	(102.2)
Less: Net income attributable to noncontrolling interest	-	(0.6)	(0.3)	-	(0.9)
Net loss attributable to Terex Corporation	$(103.1)	$(60.0)	$(12.4)	$72.4	$(103.1)

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2010
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$154.6	$1,139.5	$2,209.5	$(412.0)	$3,091.6
Cost of goods sold	(145.2)	(1,020.8)	(1,920.3)	412.0	(2,674.3)
Gross profit	9.4	118.7	289.2	-	417.3
Selling, general & administrative expenses	(53.1)	(138.4)	(299.1)	-	(490.6)
Loss from operations	(43.7)	(19.7)	(9.9)	-	(73.3)
Interest income	0.8	0.2	4.9	-	5.9
Interest expense	(80.6)	(5.3)	(21.5)	-	(107.4)
Income from subsidiaries	371.1	-	-	(371.1)	-
Other income (expense) - net	(17.1)	(1.5)	(7.3)	-	(25.9)
Income (loss) from continuing operations before income taxes	230.5	(26.3)	(33.8)	(371.1)	(200.7)
Benefit from (provision for) income taxes	44.9	11.0	(34.0)	-	21.9
Income (loss) from continuing operations	275.4	(15.3)	(67.8)	(371.1)	(178.8)
(Loss) income from discontinued operations – net of tax	(5.0)	(5.1)	3.0	-	(7.1)
Gain on disposition of discontinued operations	133.4	77.1	383.4	-	593.9
Net income	403.8	56.7	318.6	(371.1)	408.0
Less: Net income attributable to noncontrolling interest	-	-	(4.2)	-	(4.2)
Net income attributable to Terex Corporation	$403.8	$56.7	$314.4	$(371.1)	$403.8

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2009
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$94.6	$913.3	$2,035.6	$(196.5)	$2,847.0
Cost of goods sold	(108.0)	(923.5)	(1,809.6)	196.5	(2,644.6)
Gross profit	(13.4)	(10.2)	226.0	-	202.4
Selling, general & administrative expenses	(47.2)	(167.6)	(314.0)	-	(528.8)
Loss from operations	(60.6)	(177.8)	(88.0)	-	(326.4)
Interest income	0.8	0.2	2.2	-	3.2
Interest expense	(57.3)	(6.9)	(16.9)	-	(81.1)
Loss on early extinguishment of debt	(3.3)	-	-	-	(3.3)
Income (loss) from subsidiaries	(188.2)	-	-	188.2	-
Other income (expense) - net	13.3	(0.3)	(13.5)	-	(0.5)
Loss from continuing operations before income taxes	(295.3)	(184.8)	(116.2)	188.2	(408.1)
Benefit from income taxes	3.9	30.4	71.0	-	105.3
Loss from continuing operations	(291.4)	(154.4)	(45.2)	188.2	(302.8)
Income from discontinued operations – net of tax	35.8	12.5	0.6	-	48.9
Net loss	(255.6)	(141.9)	(44.6)	188.2	(253.9)
Less: Net income attributable to noncontrolling interest	-	(0.6)	(1.1)	-	(1.7)
Net loss attributable to Terex Corporation	$(255.6)	$(142.5)	$(45.7)	$188.2	$(255.6)

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2010
(in millions)

	Terex Corporation	Wholly-Owned Guarantors	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$578.9	$1.6	$773.8	$-	$1,354.3
Investments in marketable securities	403.8	-	-	-	403.8
Trade receivables - net	31.3	186.6	509.5	-	727.4
Intercompany receivables	6.4	99.4	44.7	(150.5)	-
Inventories	64.4	314.1	1,109.6	-	1,488.1
Other current assets	45.8	19.3	120.1	-	185.2
Current assets – discontinued operations	-	-	0.6	-	0.6
Total current assets	1,130.6	621.0	2,558.3	(150.5)	4,159.4
Property, plant & equipment - net	54.0	112.7	404.0	-	570.7
Goodwill	0.2	150.2	345.8	-	496.2
Non-current intercompany receivables	698.3	48.7	39.1	(786.1)	-
Investment in and advances to (from) subsidiaries	2,720.4	(457.5)	2,496.2	(4,747.5)	11.6
Other assets	108.4	179.8	179.2	-	467.4
Non-current assets – discontinued operations	-	-	1.4	-	1.4

Total assets	$4,711.9	$654.9	$6,024.0	$(5,684.1)	$5,706.7

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$270.2	$5.5	$41.1	$-	$316.8
Trade accounts payable	17.1	137.3	414.0	-	568.4
Intercompany payables	44.9	21.5	84.1	(150.5)	-
Accruals and other current liabilities	(9.0)	83.1	578.3	-	652.4
Current liabilities – discontinued operations	-	-	2.2	-	2.2
Total current liabilities	323.2	247.4	1,119.7	(150.5)	1,539.8
Long-term debt, less current portion	1,193.9	119.6	342.9	-	1,656.4
Non-current intercompany payables	1,003.3	(960.3)	743.1	(786.1)	-
Retirement plans and other long-term liabilities	127.2	52.5	245.6	-	425.3
Non-current liabilities – discontinued operations	-	-	0.1	-	0.1
Stockholders’ equity	2,064.3	1,195.7	3,572.6	(4,747.5)	2,085.1

Total liabilities and stockholders’ equity	$4,711.9	$654.9	$6,024.0	$(5,684.1)	$5,706.7

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2009
(in millions)

	Terex Corporation	Wholly-Owned Guarantors	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$578.6	$1.6	$349.3	$-	$929.5
Investments in marketable securities	0.6	-	-	-	0.6
Trade receivables - net	16.1	120.8	456.9	-	593.8
Intercompany receivables	5.5	44.7	6.9	(57.1)	-
Inventories	63.0	305.4	975.5	-	1,343.9
Other current assets	175.3	9.3	138.9	-	323.5
Current assets – discontinued operations	162.1	35.1	549.0	(22.9)	723.3
Total current assets	1,001.2	516.9	2,476.5	(80.0)	3,914.6
Property, plant & equipment - net	54.8	121.2	429.0	-	605.0
Goodwill	4.8	145.7	360.6	-	511.1
Non-current intercompany receivables	976.6	49.6	172.6	(1,198.8)	-
Investment in and advances to (from) subsidiaries	2,307.1	(887.9)	2,645.5	(4,054.7)	10.0
Other assets	100.2	157.4	205.9	-	463.5
Non-current assets – discontinued operations	17.6	100.6	91.4	-	209.6

Total assets	$4,462.3	$203.5	$6,381.5	$(5,333.5)	$5,713.8

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$2.6	$6.5	$64.6	$-	$73.7
Trade accounts payable	25.0	74.9	425.2	-	525.1
Intercompany payables	(40.2)	18.4	78.9	(57.1)	-
Accruals and other current liabilities	126.7	105.7	466.0	-	698.4
Current liabilities – discontinued operations	118.0	3.9	158.5	(22.9)	257.5
Total current liabilities	232.1	209.4	1,193.2	(80.0)	1,554.7
Long-term debt, less current portion	1,428.0	119.4	345.3	-	1,892.7
Non-current intercompany payables	1,080.2	(935.1)	1,053.7	(1,198.8)	-
Retirement plans and other long-term liabilities	141.6	61.4	245.2	-	448.2
Non-current liabilities – discontinued operations	(69.8)	115.2	98.4	-	143.8
Stockholders’ equity	1,650.2	633.2	3,445.7	(4,054.7)	1,674.4

Total liabilities and stockholders’ equity	$4,462.3	$203.5	$6,381.5	$(5,333.5)	$5,713.8

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(244.4)	$10.8	$(235.2)	$-	$(468.8)
Cash flows from investing activities
Capital expenditures	(6.7)	(6.4)	(23.8)	-	(36.9)
Investments in and advances to affiliates	-	-	(4.7)	-	(4.7)
Proceeds from disposition of discontinued operations	294.8	-	707.2	-	1,002.0
Investments in derivative securities	(21.1)	-	-	-	(21.1)
Other, net	2.4	1.1	3.8	-	7.3
Net cash provided by (used in) investing activities of continuing operations	269.4	(5.3)	682.5	-	946.6
Cash flows from financing activities
Principal repayments of long-term debt	(1.4)	(0.3)	(0.3)	-	(2.0)
Net repayments under revolving line of credit agreement	-	(1.0)	(24.5)	-	(25.5)
Payment of debt issuance costs	(5.8)	(0.6)	(0.7)	-	(7.1)
Purchase of noncontrolling interest	-	-	(12.9)	-	(12.9)
Distributions to noncontrolling interest	-	(0.2)	(3.2)	-	(3.4)
Other, net	1.0	(0.1)	(0.9)	-	-
Net cash used in financing activities of continuing operations	(6.2)	(2.2)	(42.5)	-	(50.9)
Cash flows from discontinued operations
Net cash used in operating activities of discontinued operations	(19.3)	(2.2)	(31.6)	-	(53.1)
Net cash provided by investing activities of discontinued operations	-	-	0.1	-	0.1
Net cash used in discontinued operations	(19.3)	(2.2)	(31.5)	-	(53.0)
Effect of exchange rate changes on cash and cash equivalents	-	-	9.2	-	9.2
Net increase (decrease) in cash and cash equivalents	(0.5)	1.1	382.5	-	383.1
Cash and cash equivalents, beginning of period	579.4	0.5	391.3	-	971.2
Cash and cash equivalents, end of period	$578.9	$1.6	$773.8	$-	$1,354.3

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities of continuing operations	$(20.9)	$(10.8)	$38.5	$-	$6.8
Cash flows from investing activities
Capital expenditures	(9.0)	(6.9)	(26.7)	-	(42.6)
Acquisition of business, net of cash acquired	-	-	(9.8)	-	(9.8)
Proceeds from sale of assets	-	0.8	1.4	-	2.2
Net cash used in investing activities of continuing operations	(9.0)	(6.1)	(35.1)	-	(50.2)
Cash flows from financing activities
Proceeds from issuance of long-term debt	601.9	-	18.7	-	620.6
Principal repayments of long-term debt	(58.4)	-	(71.3)	-	(129.7)
Proceeds from issuance of common stock	156.3	-	-	-	156.3
Net repayments under revolving line of credit agreement	(37.1)	(1.2)	(0.1)	-	(38.4)
Payment of debt issuance costs	(17.2)	-	-	-	(17.2)
Acquisition of noncontrolling interest	-	(1.7)	-	-	(1.7)
Distribution to noncontrolling interest	-	(1.0)	(6.0)	-	(7.0)
Other – net	0.4	(0.1)	(1.0)	-	(0.7)
Net cash provided by (used in) financing activities of continuing operations	645.9	(4.0)	(59.7)	-	582.2
Cash flows from discontinued operations
Net cash provided by (used in) operating activities of discontinued operations	5.1	17.6	(35.5)	-	(12.8)
Net cash used in investing activities of discontinued operations	-	(0.5)	(4.9)	-	(5.4)
Net cash used in financing activities of discontinued operations	-	(0.1)	-	-	(0.1)
Net cash provided by (used in) discontinued operations	5.1	17.0	(40.4)	-	(18.3)
Effect of exchange rate changes on cash and cash equivalents	0.1	-	28.2	-	28.3
Net increase (decrease) in cash and cash equivalents	621.2	(3.9)	(68.5)	-	548.8
Cash and cash equivalents, beginning of period	1.5	5.8	477.1	-	484.4
Cash and cash equivalents, end of period	$622.7	$1.9	$408.6	$-	$1,033.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Our AWP segment designs, manufactures, refurbishes, services and markets aerial work platform equipment, telehandlers, light towers and utility equipment.  Customers use our products to construct and maintain industrial, commercial and residential buildings and facilities, construct and maintain utility and telecommunication lines, trim trees and for other commercial operations, as well as in a wide range of infrastructure projects.  Additionally, we own much of the North American distribution channel for our utility products group and operate a fleet of rental utility products in the United States and Canada.

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

On December 20, 2009, we entered into a definitive agreement to sell our Mining business to Bucyrus International, Inc. (“Bucyrus”).  We completed this transaction on February 19, 2010.  The results of the Mining business were consolidated within the former Materials Processing & Mining Segment.  On December 31, 2009, we sold the assets of our construction trailer business.  The results of this business were formerly consolidated within the AWP segment.  In March 2010, we sold the assets of our Powertrain pumps business and gears business.  The results of these businesses were formerly consolidated within the Construction segment.  On March 11, 2010, we entered into a definitive agreement to sell our Atlas heavy construction equipment and knuckle-boom crane businesses.  The results of these businesses were formerly consolidated within the Construction and Cranes segments, respectively.  On April 15, 2010, we completed the portion of this transaction related to the operations in Germany and completed the portion of this transaction related to the operation in the United Kingdom on August 11, 2010.  Due to the divestiture of these businesses, the reporting of these businesses has been included in discontinued operations for all periods presented.

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

Non-GAAP measures we use also include Net Operating Profit After Tax (“NOPAT”), which is used in the calculation of our after tax return on invested capital (“ROIC”), which is discussed in detail below.

Overview

Our results for the first three quarters of 2010 reveal a mix of performances.  We have seen our AWP, Construction and MP segments show significant improvement from the lowest levels experienced during 2009.  However, our Cranes segment has weakened more than anticipated.  Production schedules continued to increase in most of our businesses, resulting in higher manufacturing utilization and better absorption of fixed costs, which has been the primary contributor to our year-over-year operating profit improvement.  In addition, the impact of restructuring activities is continuing to result in improved financial results, which we believe will continue going forward.  See Note K –“Restructuring and Other Charges” in our Condensed Consolidated Financial Statements for a detailed description of our restructuring activities, including the reasons, timing and costs associated with such actions.

For the remainder of 2010, our focus will continue to be on growth.  We continue to invest in developing markets.  We are building a new facility in Brazil and have recently started production in our new Chinese AWP facility.  These are critical steps in our goal to manufacture in markets that are growing, and are expected to continue to grow, their non-residential construction spending substantially.  In the third quarter, we also invested approximately $13 million in additional financing receivables as part of our initiatives to provide solutions to our customers and help accelerate the growth of our businesses.

We continue to have significant liquidity, which was $1,860.2 million at September 30, 2010, and recently announced an amendment to our bank credit facilities that provides us with additional flexibility as we continue to review options for our cash balance.  In connection with the amendment, in October we repaid the entire $270.2 million principal amount of our term loans.  We continue to research potential acquisition targets; however, it remains difficult to predict the timing of potential transactions.  In addition, we expect to reinvest our cash in the business, repay additional debt or a combination of both during 2011.

Our performance for the third quarter of 2010 was generally in line with our expectations, except for the greater than anticipated weakness in the Cranes business.  Net sales increased approximately 15% on a year-over-year basis and we generated an operating profit of approximately $4 million as compared to an operating loss of approximately $100 million in the third quarter of 2009.  We continue to see an improving business environment, with backlog growing in all segments when compared to year ago levels, except for Cranes, where all-terrain and crawler cranes showed continued weakness.

For our AWP business, stable demand and fleet age issues are leading rental and utility customers to address equipment requirements as evidenced by recent orders.  Furthermore, we have successfully captured additional market share in some developing markets and recent customer meetings have reinforced our confidence in an improved 2011 for AWP.  We sharply reduced operating losses in our Construction segment as compared to the prior year period.  This segment undertook a significant restructuring and, while there are still a few challenges ahead, next year looks to be a turning point.  Our Cranes segment experienced a challenging quarter.  We had a number of early September order cancellations and delivery delays that caused a significant drop in European net sales in this past quarter.  We believe we are at the bottom of the business cycle in North America, growing in developing markets, but uncertain about the next few months in Europe.  Our MP segment continued to gain momentum with new product launch successes and planned increases in production in our Indian facility.  North American and European markets are recovering in line with expectations and the mining application for rock-crushing equipment continued to provide demand in Australia, primarily for coal.

We expect the fourth quarter to reflect continued strengthening trends in AWP, Construction and MP.  Although new order intake for our Cranes business has weakened more than we had previously anticipated, given the backlog in the Cranes business, we expect a sequential net sales increase in the fourth quarter in this segment.  Consequently, we expect net sales to increase approximately 10-15% sequentially and to generate a consolidated operating profit of roughly $15 million in the fourth quarter, excluding unusual items, although this will not be sufficient to generate net income in the quarter.

The mid and longer term expectations for Terex remain unchanged.  We are building the business in each product category, both in developed and developing markets. AWP, Construction and MP customers are optimistic for 2011, and we expect the Cranes business to reach its low point in 2011.  Although the new Port Equipment business has experienced increased quotation activity recently, indicating there are better prospects ahead for this business, we do not expect to see a positive impact from this business until 2012.  We are not yet in a position to set overall expectations for 2011, but we do believe it will be a profitable year.

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

We use ROIC as a key metric because we believe that it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement.  We believe that ROIC measures return on the full enterprise-wide amount of capital invested in our business, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance.  We also believe that adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested.  As the tables below show, our ROIC at September 30, 2010 was negative 4.8%, up from negative 9.6% at December 31, 2009, primarily due to improved operating results in recent periods.

The amounts described below are reported in millions of U.S. dollars, except for the effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Sep ‘10	Jun ‘10	Mar ‘10	Dec ‘09	Sep ‘09
(Benefit from) provision for income taxes as adjusted	$41.8	$(25.5)	$(40.9)	$21.8
Divided by: Loss before income taxes as adjusted	(51.4)	(39.4)	(119.7)	(121.6)
Effective tax rate as adjusted	(81.3%)	64.7%	34.2%	(17.9%)

Income (loss) from operations as adjusted	$3.4	$(15.1)	$(74.5)	$(62.6)
Multiplied by: 1 minus Effective tax rate as adjusted	181.3%	35.3%	65.8%	117.9%
Adjusted net operating loss after tax	$6.2	$(5.3)	$(49.0)	$(73.8)

Debt (as defined above)	$1,973.2	$1,960.8	$1,968.0	$1,966.4	$2,002.9
Less: Cash and cash equivalents as adjusted	(1,354.3)	(1,513.6)	(1,796.2)	(971.2)	(1,033.2)
Debt less Cash and cash equivalents as adjusted	$618.9	$447.2	$171.8	$995.2	$969.7

Total Terex Corporation stockholders’ equity as adjusted	$2,064.3	$1,881.1	$2,102.4	$1,650.2	$1,819.5

Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$2,683.2	$2,328.3	$2,274.2	$2,645.4	$2,789.2

September 30, 2010 ROIC	(4.8%)
Adjusted net operating loss after tax (last 4 quarters)	$(121.9)
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$2,544.1

Reconciliation of Loss before income taxes:	Three months ended 9/30/10	Three months ended 6/30/10	Three months ended 3/31/10	Three months ended 12/31/09
Loss from continuing operations before income taxes	$(51.2)	$(35.3)	$(114.2)	$(129.7)
(Loss) income from discontinued operations before income taxes	(0.2)	(4.1)	(5.5)	27.6
Loss on disposition of discontinued operations before income taxes	-	-	-	(19.5)
Loss before income taxes as adjusted	$(51.4)	$(39.4)	$(119.7)	$(121.6)

Reconciliation of income (loss) from operations:
Income (loss) from operations as reported	$3.6	$(10.4)	$(66.5)	$(89.6)
(Loss) income from operations for discontinued operations	(0.2)	(4.7)	(8.0)	27.0
Income (loss) from operations as adjusted	$3.4	$(15.1)	$(74.5)	$(62.6)

Reconciliation of (Benefit from) provision for income taxes:
(Benefit from) provision for income taxes as reported	$38.6	$(23.6)	$(36.9)	$(14.3)
(Benefit from) provision for income taxes for discontinued operations	3.2	(1.9)	(4.0)	36.1
(Benefit from) provision for income taxes as adjusted	$41.8	$(25.5)	$(40.9)	$21.8

Reconciliation of Cash and Cash Equivalents:	As of 9/30/10	As of 6/30/10	As of 3/31/10	As of 12/31/09
Cash and Cash Equivalents as reported	$1,354.3	$1,513.6	$1,796.2	$929.5
Cash and Cash Equivalents in discontinued operations	-	-	-	41.7
Cash and Cash Equivalents as adjusted	$1,354.3	$1,513.6	$1,796.2	$971.2

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

Consolidated

	Three Months Ended September 30,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,075.8	-	$933.9	-	15.2%
Gross profit	$163.9	15.2%	$69.5	7.4%	135.8%
SG&A	$160.3	14.9%	$169.8	18.2%	(5.6%)
Income (loss) from operations	$3.6	0.3%	$(100.3)	(10.7%)	103.6%

Net sales for the three months ended September 30, 2010 increased $141.9 million when compared to the same period in 2009.  Each of our segments, with the exception of Cranes, experienced continued improvement in net sales compared to the third quarter of 2009 as a result of slightly improved economic conditions and the increased dealer purchases of rental equipment.

Gross profit for the three months ended September 30, 2010 increased $94.4 million when compared to the same period in 2009.  Higher manufacturing utilization and the effect of prior cost reduction efforts contributed approximately $66 million to the year-over-year improvement.  Increased net sales and changes in product mix contributed approximately $37 million to the increase.  Lower restructuring charges and inventory write-downs when compared with the prior year period, favorably impacted results by approximately $9 million.  These increases were partially offset by realignment costs and higher other cost of sales of approximately $9 million.

SG&A costs decreased for the three months ended September 30, 2010 by $9.5 million when compared to the same period in 2009.  SG&A costs in all segments decreased primarily due to the effects of previous cost reduction activities.  This decrease was partially offset by increased corporate SG&A costs, primarily due to lower allocation of corporate expenses substantially related to divestitures in the current year.

Income from operations was $3.6 million for the three months ended September 30, 2010, an increase of $103.9 million when compared to the same period in 2009.  The increase was due to the items noted above, particularly improved net sales volume, improved manufacturing utilization, the effect of prior cost reductions and lower SG&A costs.

Aerial Work Platforms

	Three Months Ended September 30,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$280.9	-	$198.9	-	41.2%
Gross profit	$49.5	17.6%	$(4.1)	(2.1%)	*
SG&A	$35.2	12.5%	$45.4	22.8%	(22.5%)
Income (loss) from operations	$14.3	5.1%	$(49.5)	(24.9%)	*
*	Not meaningful as a percentage

Net sales for the AWP segment for the three months ended September 30, 2010 increased $82.0 million when compared to the same period in 2009.  Net sales improved in most product categories, particularly booms, scissors and telehandlers, in the current quarter when compared to the third quarter of 2009.  The North American market has begun to recover from historic lows, and the South American and Australian markets continued to show good growth trends.

Gross profit for the three months ended September 30, 2010 was $49.5 million, an increase of $53.6 million when compared to the same period in 2009.  The favorable impact of increased production activities and prior manufacturing cost reduction actions improved results by approximately $38 million.  Increased net sales and changes in product mix contributed approximately $3 million to the improvement in gross profit. Lower restructuring and inventory charges in the current year period also contributed approximately $6 million to the improvement in gross profit.  A reduction in a provision for expected historical foreign duty and related obligations for certain products improved gross profit by approximately $5 million in the current year period.

SG&A costs for the three months ended September 30, 2010 decreased $10.2 million when compared to the same period in 2009.  Higher bad debt and legal accruals in the prior year period and cost control efforts, including prior period restructuring actions, lowered SG&A spending by approximately $7 million as compared to the prior year period.  Additionally, the allocation of corporate costs decreased by approximately $3 million over the prior year period.

Income from operations for the three months ended September 30, 2010 was $14.3 million, an increase of $63.8 million when compared to the same period in 2009.  The increase was due to the items noted above, particularly improved net sales, increased production activities and prior manufacturing cost reduction actions.

Construction

	Three Months Ended September 30,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$286.0	-	$206.5	-	38.5%
Gross profit	$27.5	9.6%	$(10.9)	(5.3%)	*
SG&A	$35.5	12.4%	$40.0	19.4%	(11.3%)
Loss from operations	$(8.0)	(2.8%)	$(50.9)	(24.6%)	84.3%
*	Not meaningful as a percentage

Net sales in the Construction segment increased by $79.5 million for the three months ended September 30, 2010 when compared to the same period in 2009. The improvement in net sales was driven primarily by demand for material handlers and trucks, as well as demand for compact equipment in certain products and regions.  This improvement was partially offset by seasonal softness in the roadbuilding business.

Gross profit for the three months ended September 30, 2010 was $27.5 million, an increase of $38.4 million when compared to the same period in 2009.  The favorable impact of increased sales activities, lower material costs and prior cost reduction actions improved gross profit by approximately $30 million.  Manufacturing utilization improved gross profit when compared to the prior year period by approximately $11 million.  However, transactional foreign currency charges were higher by approximately $3 million in the current year period.  Additionally, we incurred costs in the current year period of approximately $5 million related to the realignment of distribution in South Africa and certain manufacturing activities.

SG&A costs for the three months ended September 30, 2010 decreased $4.5 million when compared to the same period in 2009.  Cost control efforts, including prior period restructuring actions, lowered SG&A spending by approximately $3 million as compared to the prior year period.  Additionally, the allocation of corporate costs decreased by approximately $3 million over the prior year period.  These were partially offset by costs for selling, marketing and engineering which negatively affected SG&A by approximately $3 million compared to the prior year period.

Loss from operations for the three months ended September 30, 2010 decreased $42.9 million when compared to the same period in 2009.  The decrease was due to the items noted above, particularly improved net sales and better manufacturing utilization.

Cranes

	Three Months Ended September 30,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$368.7	-	$435.7	-	(15.4%)
Gross profit	$58.4	15.8%	$74.9	17.2%	(22.0%)
SG&A	$54.5	14.8%	$56.1	12.9%	(2.9%)
Income from operations	$3.9	1.1%	$18.8	4.3%	(79.3%)

Net sales for the Cranes segment for the three months ended September 30, 2010 decreased by $67.0 million when compared to the same period in 2009.  The translation effect of foreign currency exchange rate changes decreased net sales by approximately $25 million during the third quarter of 2010 when compared to the prior year period.  Additionally, demand for all-terrain and crawler cranes continued to weaken in the third quarter of 2010 compared to the prior year period, as commercial construction demand remained soft and larger projects neared completion.

Gross profit for the three months ended September 30, 2010 decreased by $16.5 million when compared to the same period in 2009.     Lower net sales, partially offset by the impact of reduced materials cost, negatively impacted gross profit by approximately $13 million.  Additionally, inventory write-downs were higher in the current year period by approximately $2 million.  Transactional foreign currency gains were higher by approximately $3 million in the current year period.

SG&A costs for the three months ended September 30, 2010 decreased $1.6 million over the same period in 2009.  The decrease was primarily due to the translation effect of foreign currency exchange rate changes partially offset by higher costs for engineering research and development as well as higher costs for the Port Equipment business.

Income from operations for the three months ended September 30, 2010 decreased $14.9 million when compared to the same period in 2009, resulting primarily from lower net sales volume.

Materials Processing

	Three Months Ended September 30,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$143.6	-	$97.3	-	47.6%
Gross profit	$25.2	17.5%	$6.5	6.7%	*
SG&A	$14.9	10.4%	$17.2	17.7%	(13.4%)
Income (loss) from operations	$10.3	7.2%	$(10.7)	(11.0%)	*
*	Not meaningful as a percentage

Net sales in the MP segment increased by $46.3 million for the three months ended September 30, 2010 when compared to the same period in 2009. Demand for materials processing equipment has increased as dealers have generally stopped reducing their inventory and are now ordering in concert with end market demand.

Gross profit for the three months ended September 30, 2010 increased by $18.7 million when compared to the same period in 2009.  The increase in net sales in both finished goods and parts positively affected profitability by approximately $18 million when compared with the prior year period.  Other favorable variances in the quarter included volume-driven improved manufacturing utilization of approximately $6 million when compared with the prior year period.  These increases were partially offset by higher warranty charges and inventory write-downs in the current year period of approximately $3 million.

SG&A costs for the three months ended September 30, 2010 decreased by $2.3 million when compared to the same period in 2009, primarily due to reduced legal expenses and cost reduction activities associated with prior year restructuring activities, partially offset by increased selling and marketing costs associated with trade shows.

Income from operations for the three months ended September 30, 2010 was $10.3 million, an increase of $21.0 million from the comparable period in 2009, primarily due to higher net sales volume and improved manufacturing utilization.

Corporate / Eliminations

	Three Months Ended September 30,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(3.4)	-	$(4.5)	-	24.4%
Loss from operations	$(16.9)	*	$(8.0)	177.8%	(111.3%)
*	Not meaningful as a percentage

The net sales amounts include the elimination of intercompany sales activity among segments.  The loss from operations of $16.9 million increased from the prior year period primarily due to the impact of unallocated corporate expenses substantially related to divestitures completed during 2010.

Interest Expense, Net of Interest Income

During the three months ended September 30, 2010, our interest expense net of interest income was $33.3 million, or $2.1 million higher than the same period in the prior year.  Higher debt levels resulting from the Company’s acquisition-related debt incurred in July 2009 increased interest expense for the third quarter of 2010 by $3.6 million when compared to the prior year period.  Interest income increased by $1.5 million when compared to the prior year period, reflecting the Company’s larger cash balance.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended September 30, 2010 was expense of $21.5 million, an increase of $20.0 million when compared to the same period in the prior year.  This was primarily due to a loss associated with marking to market derivative contracts intended to partially mitigate risks associated with shares of common stock of Bucyrus acquired in connection with the Mining business divestiture.

Income Taxes

During the three months ended September 30, 2010, we recognized an income tax expense of $38.6 million on a loss of $51.2 million, an effective tax rate of negative 75.4%, as compared to an income tax benefit of $27.5 million on a loss of $133.0 million, an effective tax rate of 20.7%, for the three months ended September 30, 2009.  The higher tax expense recorded in 2010 was principally attributable to the recognition of valuation allowances on certain deferred tax assets, changes in uncertain tax positions, and the decision to carry back the U.S. tax net operating loss.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Consolidated

	Nine Months Ended September 30,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$3,091.6	-	$2,847.0	-	8.6%
Gross profit	$417.3	13.5%	$202.4	7.1%	106.2%
SG&A	$490.6	15.9%	$528.8	18.6%	(7.2%)
Loss from operations	$(73.3)	(2.4%)	$(326.4)	(11.5%)	77.5%

Net sales for the nine months ended September 30, 2010 increased $244.6 million when compared to the same period in 2009.  Each of our segments, with the exception of Cranes, experienced improvement in net sales compared to the same period of 2009, primarily as a result of improved economic conditions, increased dealer purchases of rental equipment and our internal initiatives to improve sales performance.

Gross profit for the nine months ended September 30, 2010 increased $214.9 million when compared to the same period in 2009.  Higher manufacturing utilization and the effect of prior cost reduction efforts contributed approximately $155 million to the year-over-year improvement.  Lower restructuring charges, when compared with the prior year period, favorably impacted results by approximately $12 million.  Additionally, lower inventory charges in the current year period of approximately $29 million contributed to the increase in gross profit.

SG&A costs decreased for the nine months ended September 30, 2010 by $38.2 million when compared to the same period in 2009.  SG&A costs in all of the segments, except Cranes, decreased.  Prior cost reduction activities lowered general and administrative costs by approximately $20 million.  The decrease was also due to lower restructuring charges of approximately $13 million when compared with the prior year period, as well as $8 million accrued in the prior year period for the settlement of certain United States Securities and Exchange Commission (“SEC”) matters.

Loss from operations for the nine months ended September 30, 2010 decreased by $253.1 million when compared to the same period in 2009.  The decrease was due to the items noted above, particularly improved net sales volume, improved manufacturing utilization, the effect of prior cost reductions and lower SG&A costs.

Aerial Work Platforms

	Nine Months Ended September 30,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$729.0	-	$633.3	-	15.1%
Gross profit	$95.0	13.0%	$11.8	1.9%	*
SG&A	$103.3	14.2%	$133.2	21.0%	(22.4%)
Loss from operations	$(8.3)	(1.1%)	$(121.4)	(19.2%)	93.2%
*	Not meaningful as a percentage

Net sales for the AWP segment for the nine months ended September 30, 2010 increased $95.7 million when compared to the same period in 2009.  The favorable translation effect of foreign currency exchange rate changes accounted for approximately $13 million of the net sales increase.  While rental customers in the North American and European markets continued to age their aerial fleets and generally deferred the purchase of new products, selective buying patterns have begun to emerge.  Additionally, it appears that the de-fleeting of inventory at rental locations has slowed.  Developing markets remained a strong growth component for the AWP segment as demand for large booms, light towers and telehandlers continued to steadily improve in markets such as South America and Australia.

Gross profit for the nine months ended September 30, 2010 increased $83.2 million when compared to the same period in 2009.  The favorable impact of increased production activities and prior manufacturing cost reduction actions improved results by approximately $102 million.  Lower restructuring costs and inventory write-downs favorably affected gross profit by approximately $20 million.  These increases were partially offset by approximately $28 million due to the negative impact from the mix of products sold.  Net transactional foreign currency losses negatively impacted results by approximately $12 million compared to the prior year period.

SG&A costs for the nine months ended September 30, 2010 decreased $29.9 million when compared to the same period in 2009.  Cost control efforts, including prior period restructuring actions, lowered SG&A spending by approximately $19 million as compared to the prior year period.  Additionally, the allocation of corporate expenses was lower by approximately $8 million in the current year period.

Loss from operations for the nine months ended September 30, 2010 decreased $113.1 million when compared to the same period in 2009.  The decrease was due to the items noted above, particularly improved net sales, increased production activities, prior manufacturing cost reductions and lower SG&A costs.

Construction

	Nine Months Ended September 30,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$769.5	-	$633.8	-	21.4%
Gross profit	$60.5	7.9%	$(48.0)	(7.6%)	*
SG&A	$108.1	14.0%	$144.4	22.8%	(25.1%)
Loss from operations	$(47.6)	(6.2%)	$(192.4)	(30.4%)	75.3%
*	Not meaningful as a percentage

Net sales in the Construction segment increased by $135.7 million for the nine months ended September 30, 2010 when compared to the same period in 2009.  The improvement in net sales was driven by a broad-based recovery from trough levels in 2009 in most product categories and across most regions.  A significant increase in sales of material handlers continued globally and the off-highway truck business experienced an increase in order and quotation activities, aided by strong demand from Latin American markets.  Our compact construction equipment business experienced good order demand, including increased demand for the compact track loader product in North America and undercarriage components supplied to another major manufacturer.

Gross profit for the nine months ended September 30, 2010 was $60.5 million, an increase of $108.5 million when compared to the same period in 2009.  The favorable impact of increased sales activities, lower material costs and prior cost reduction actions improved operating results by approximately $44 million.  Manufacturing utilization and lower charges for restructuring each improved gross profit when compared to the prior year period by approximately $27 million.  Additionally, approximately $29 million of lower restructuring and inventory charges in the current period contributed to the increase in gross profit.

SG&A costs for the nine months ended September 30, 2010 decreased $36.3 million when compared to the same period in 2009.  Cost control efforts, including prior period restructuring actions, lowered SG&A spending by approximately $24 million as compared to the prior year period.  Lower restructuring charges of approximately $12 million when compared to the same period in the prior year also contributed to the decrease in SG&A costs.

Loss from operations for the nine months ended September 30, 2010 decreased $144.8 million when compared to the same period in 2009. The decrease was due to the items noted above, particularly improved net sales, better manufacturing utilization and lower SG&A costs.

Cranes

	Nine Months Ended September 30,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,231.5	-	$1,351.6	-	(8.9%)
Gross profit	$193.5	15.7%	$226.4	16.8%	(14.5%)
SG&A	$175.7	14.3%	$153.0	11.3%	14.8%
Income from operations	$17.8	1.4%	$73.4	5.4%	(75.7%)

Net sales for the Cranes segment for the nine months ended September 30, 2010 decreased by $120.1 million when compared to the same period in 2009.  Demand for lower capacity crane products, including the lower end of the all-terrain product category, continued to weaken in 2010 compared to the prior year period, as commercial construction demand remained soft.  We also experienced weakening demand for our crawler crane products in 2010.  Tower crane and rough terrain crane demand remained stable, albeit at low levels.  This lower demand more than offset the increased net sales due to acquisitions.

Gross profit for the nine months ended September 30, 2010 decreased by $32.9 million when compared to the same period in 2009.  Lower net sales, partially offset by the mix of larger cranes in the production schedule and the impact of reduced materials cost, negatively impacted profitability by approximately $63 million, excluding acquisitions.  Net transactional foreign currency gains positively impacted gross profit by approximately $8 million compared to the prior year period.  The impact of acquisitions also contributed approximately $18 million to gross profit.

SG&A costs for the nine months ended September 30, 2010 increased $22.7 million when compared to the same period in 2009.  The increase was primarily due to the impact of acquisitions, offset in part by a decrease in the allocation of corporate costs from the prior year period.

Income from operations for the nine months ended September 30, 2010 decreased $55.6 million when compared to the same period in 2009, resulting primarily from lower net sales volume and increased SG&A costs, partially offset by enhanced manufacturing utilization.

Materials Processing

	Nine Months Ended September 30,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$387.3	-	$270.4	-	43.2%
Gross profit	$65.3	16.9%	$8.3	3.1%	*
SG&A	$46.1	11.9%	$49.1	18.2%	(6.1%)
Income (loss) from operations	$19.2	5.0%	$(40.8)	(15.1%)	147.1%
*	Not meaningful as a percentage

Net sales in the MP segment for the nine months ended September 30, 2010 increased by $116.9 million when compared to the same period in 2009. Demand for materials processing equipment has increased as dealers have generally stopped reducing their inventory and are now ordering in concert with end market demand.  Additionally, markets such as Australia and South America are showing favorable signs of growth driven by both mining and infrastructure activities.

Gross profit for the nine months ended September 30, 2010 increased by $57.0 million when compared to the same period in 2009.  The increase in net sales, combined with the impact of lower material costs and pricing actions, positively affected profitability by approximately $33 million when compared with the prior year period.  Other favorable variances in the period included volume driven improved manufacturing utilization of approximately $12 million compared with the prior year period.  Lower foreign currency losses positively impacted results by approximately $7 million compared to the prior year period.  Additionally, inventory write-offs were lower by approximately $4 million in the current year period when compared to the prior year period.

SG&A costs for the nine months ended September 30, 2010 decreased by $3.0 million when compared to the same period in 2009, primarily due to reduced legal expenses, partially offset by increased selling and marketing costs associated with trade shows.

Income from operations for the nine months ended September 30, 2010 was $19.2 million, an increase of $60.0 million from the comparable period in 2009, primarily due to the items noted above, particularly improved net sales volume.

Corporate / Eliminations

	Nine Months Ended September 30,
	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(25.7)	-	$(42.1)	-	39.0%
Loss from operations	$(54.4)	*	$(45.2)	107.4%	(20.4%)
*	Not meaningful as a percentage

The net sales amounts include the elimination of intercompany sales activity among segments.  Loss from operations increased primarily from the impact of unallocated corporate expenses, substantially related to the divestitures completed during 2010.

Interest Expense, Net of Interest Income

During the nine months ended September 30, 2010, our interest expense net of interest income was $101.5 million, or $23.6 million higher than the same period in the prior year.  Higher debt levels resulting from the Company’s capital markets activity executed in June 2009 combined with acquisition-related debt incurred in July 2009 increased interest expense in the nine months ended September 30, 2010 by approximately $26 million when compared to the prior year period.  Interest income increased by approximately $3 million compared to the prior year period, reflecting the Company’s larger cash balance.

Other Income (Expense) – Net

Other income (expense) – net for the nine months ended September 30, 2010 was expense of $25.9 million compared to expense of $0.5 million for the nine months ended September 30, 2009.  This was primarily due to a loss of approximately $21 million associated with marking to market the derivative contracts intended to partially mitigate the risks associated with shares of common stock of Bucyrus acquired in connection with the Mining business divestiture.

Income Taxes

During the nine months ended September 30, 2010, we recognized an income tax benefit of $21.9 million on a loss of $200.7 million, an effective tax rate of 10.9%, as compared to an income tax benefit of $105.3 million on a loss of $408.1 million, an effective tax rate of 25.8%, for the nine months ended September 30, 2009.  The lower tax benefit recorded in 2010 was principally attributable to the recognition of valuation allowances on certain deferred tax assets, the decision to carry back the U.S. tax net operating loss and changes in the jurisdictional mix of income.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets.  We have significant liquidity because of the divestiture of our Mining business, our 2009 capital raising activities and the working capital reductions accomplished last year.  We had cash and cash equivalents of $1.4 billion at September 30, 2010.  In addition, our bank credit facilities provide us with a revolving line of credit of up to $550 million that is available through July 14, 2012.  The revolving line of credit consists of $350 million of available domestic revolving loans and $200 million of available multicurrency revolving loans.  We had $505.9 million available for borrowing under our revolving credit facilities at September 30, 2010.  We had term loan debt of $270.2 million at September 30, 2010, which we repaid on October 14, 2010 consistent with our previously stated intent to use a portion of the Mining business proceeds for retirement of debt.  The credit facilities also provide for incremental loan commitments of up to $163.5 million, which may be extended at the option of the lenders, in the form of revolving credit loans, term loans or a combination of both.

We believe that cash generated from operations, together with access to our bank credit facilities and cash on hand, provide adequate liquidity to meet our operating and debt service requirements.  We have no significant debt maturities until 2013.  We expect our liquidity to provide us with flexibility to put our cash to work to yield higher returns and accelerate growth as well as to be opportunistic on acquisitions.  We continue to research acquisition targets, but we are having difficulty finding appropriately priced acquisitions.  In October 2010 we amended our bank credit facilities, which among other things, removed the previous $200 million annual limitation on acquisitions.  We expect to reinvest our cash in the business, repay additional debt, or both during 2011.

During 2009, many of our businesses operated at production levels below then-current demand as we focused on reducing inventory.  In 2010, our production schedules have generally increased and we are now building product in quantities generally consistent with end user demand.

Our focus is on growth and many of our manufacturing locations have increased production as demand has increased. We are redeploying our cash in areas where we see a potential for high return or accelerated growth and market presence, such as developing markets and internal improvement initiatives.  We are building a new facility in Brazil and recently started production in our new AWP factory in China.  We have also increased end-customer financing through Terex Financial Services.  We have made and will continue to make selective investments in inventory for businesses that are showing improved order and inquiry activity.  The cash impact of these investments were largely reflected in increased inventory as we purchased additional materials from suppliers as we position our businesses for the anticipated market recovery.

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

Our ability to generate cash from operations is subject to numerous factors, including the following:

•
Many of our customers fund their purchases through third-party finance companies that extend credit based on the credit-worthiness of the customers and the expected residual value of our equipment.  Changes either in the customers’ credit profile or used equipment values may affect the ability of customers to purchase equipment.  Given current economic conditions and the lack of liquidity in the global credit markets, there can be no assurance that third-party finance companies will continue to extend credit to our customers as they have in the past.  We have become more active in providing end customer financing through Terex Financial Services, which will result in an increasing use of cash as our financing portfolio grows.

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

To help fund our cash expenditures, we have maintained cash balances and a revolving line of credit from our bank group as described above.  Although we believe that the banks participating in our credit facilities have adequate capital and resources, we can provide no assurance that each of these banks will continue to operate as a going concern in the future.  If any banks in our lending group were to fail, it is possible that the borrowing capacity under our credit facilities would be reduced.  If our cash balances and the availability under our credit facilities were reduced significantly, we might need to obtain capital from alternate sources in order to finance our capital needs, but there can be no assurance that such financing would be available at terms acceptable to us, or at all.

The interest rates charged under our bank credit facilities are subject to adjustment based on our consolidated leverage ratio.  We had no outstanding borrowings under our revolving credit facilities at September 30, 2010.  The weighted average interest rate on the term loans under our bank credit facilities was 4.00% at September 30, 2010 and December 31, 2009.  The term loans were repaid on October 14, 2010.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

The revolving line of credit under our bank facilities expire in July 2012.  Our 7-3/8% Senior Subordinated Notes (“7-3/8% Notes”) mature in January 2014, our 4% Convertible Senior Subordinated Notes mature in June 2015, our 10-7/8% Senior Notes (“10-7/8% Notes”) mature in June 2016 and our 8% Senior Subordinated Notes (“8% Notes”) mature in November 2017.  See Note L –“Long-Term Obligations,” in our Condensed Consolidated Financial Statements.

Upon the closing of the sale of the Mining business, we received from Bucyrus cash proceeds of approximately $1 billion and 5,809,731 shares of Bucyrus common stock.  The sale of our Mining business constitutes an asset sale under various agreements governing our debt.  We either must reinvest the net cash proceeds we received into our business (within 300 days of the consummation of the sale of the Mining business pursuant to our bank credit agreement or within 360 to 365 days after the consummation of the sale of the Mining business pursuant to the indentures for our outstanding notes) or use the proceeds to repay indebtedness.  The priority of debt repayments is prescribed by the terms of our various debt agreements.  Term loans under our bank credit facilities would be repaid first, and these were repaid in the amount of $270.2 million on October 14, 2010.  Any remaining net cash proceeds would be used to make offers at par for our outstanding notes in the order provided in the note indentures.  In June 2010, we obtained a waiver from the holders of our 8% Notes with respect to the use of the proceeds from the Mining divestiture.  The holders waived their rights to an offer at par for the 8% Notes with the net cash proceeds from the Mining divestiture even if such proceeds have not been reinvested during the 365-day period following the Mining divestiture.  We have offered to purchase at par the 10-7/8% Notes and the 7-3/8% Notes with a portion of proceeds from the Mining business divestiture.  These offers expire on November 3, 2010.  To the extent these offers are not accepted, the remaining cash will be available to the Company for general corporate purposes.  The shares of Bucyrus common stock we received are not considered net cash proceeds and will not be subject to reinvestment or debt repayment obligations unless and until such time as we sell those shares.  The holders of our 8% Notes have waived their rights to an offer at par for the 8% Notes for up to $300 million in cash proceeds received upon disposition of the Bucyrus common stock after paying taxes and fees, even if such proceeds have not been reinvested during the 365-day periods following the date or dates of the Company’s sales of shares of Bucyrus common stock.

Reinvesting the net cash proceeds received from an asset sale in our business is broadly defined in our debt agreements and would include capital expenditures, increases in working capital or acquisitions.  We have announced our intention to reinvest the proceeds of the sale of our Mining business to help grow and diversify Terex through capital expenditures in developing markets, working capital to stimulate growth and potentially acquiring machinery and industrial products companies, for example.  We are, however, subject to certain restrictions under our debt agreements in our uses of cash.  We have restrictions in our debt agreements about the financial instruments we can use to invest our cash.  We have invested our cash typically in a combination of highly rated, liquid money market funds and in short-term bank deposits with large, highly rated banks.  Our investment objective is to preserve capital and liquidity while earning a market rate of interest.

Our ability to access the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, some specific to us, and others related to general economic and/or financial market conditions.  These include results of operations, projected operating results for future periods and debt to equity leverage.  Our ability to access the capital markets is also subject to our timely filing of periodic reports with the SEC.  In addition, the terms of our bank credit facilities, senior notes and senior subordinated notes contain restrictions on our ability to make further borrowings and to sell substantial portions of our assets.

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

Cash Flows

Cash used in operations for the nine months ended September 30, 2010 totaled $468.8 million, compared to cash provided by operations of $6.8 million for the nine months ended September 30, 2009.  The change in cash used in operations was primarily driven by additional cash used for working capital throughout 2010.

Cash provided by investing activities for the nine months ended September 30, 2010 was $946.6 million, compared to $50.2 million cash used in investing activities for the nine months ended September 30, 2009.  The increase in cash from investing activities was primarily due to proceeds from the sale of the Mining business in February 2010.

Cash used in financing activities was $50.9 million for the nine months ended September 30, 2010, compared to cash provided by financing activities for the nine months ended September 30, 2009 of $582.2 million.  The change was primarily due to proceeds from the capital market issuances of debt and common stock in June 2009.

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

As of September 30, 2010, our maximum exposure to such credit guarantees was $218.0 million, including total credit guarantees issued by Terex Demag GmbH, part of our Cranes segment, and Genie Holdings, Inc. and its affiliates, part of our AWP segment, of $123.4 million and $34.1 million, respectively.  The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years.  Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

There can be no assurance that historical credit default experience will be indicative of future results.  Our ability to recover losses experienced from our guarantees may be affected by economic conditions in effect at the time of loss.

We issue, from time to time, residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  As described in Note N – “Litigations and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $22.2 million at September 30, 2010.  We are able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of September 30, 2010, our maximum exposure pursuant to buyback guarantees was $115.8 million.  We are able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Condensed Consolidated Balance Sheet of approximately $21 million for the estimated fair value of all guarantees provided as of September 30, 2010.

Given current economic conditions, there can be no assurance that our historical experience in used equipment markets will be indicative of future results.  Our ability to recover losses from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

Sale-Leaseback Transactions

Our rental business generally rents equipment to customers on a month-to-month basis with an average rental period of four to five months.  To better match cash outflows in the rental business to cash inflows from customers, we finance the equipment through a series of sale-leasebacks classified as operating leases.  The leaseback period is typically 60 months in duration.  At September 30, 2010, the historical cost of equipment being leased back from the financing companies was approximately $28 million and the minimum lease payments for the remainder of 2010 will be approximately $1 million.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies, Interest Rate and Bucyrus Stock Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies.  The major foreign currencies, among others, in which we do business are the Euro and British Pound.  We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts.  At September 30, 2010, we had foreign exchange contracts with a notional value of $306.6 million.

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

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate swap agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over London Interbank Offer Rate (“LIBOR”).  At September 30, 2010, the floating rate was 3.19%.  In a prior year, we entered into an interest rate swap agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of our 7-3/8% Notes.  To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million.  We recorded this loss as an adjustment to the carrying value of the hedged debt and are amortizing it through the debt maturity date.

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

We have received complaints in a number of class action lawsuits, which generally cover the period from February 2008 to February 2009.  These lawsuits include four ERISA class action lawsuits, three securities class action lawsuits, and one stockholder derivative lawsuit.

The four ERISA class action lawsuits, all filed in the United States District Court, District of Connecticut, have been consolidated and an amended complaint was filed on September 20 by Kenneth M. Lipman, Eddie Webb, Binyam Ghebreghiorgis, Scott Hollander and Mark Caswell, individually and on behalf of the Terex Corporation and Affiliates’ 401(k) and Retirement Savings Plan and all others similarly situated against Terex Corporation, Ronald DeFeo, G. Chris Anderson, Paula H. J. Cholmondeley, Donald DeFosset, William H. Fike, Thomas J. Hansen, Donald P. Jacobs, David A. Sachs, Oren G. Shaffer, David C. Wang, Helge H. Wehmeier and the Administrative Committee of the Terex Corporation and Affiliates’ 401(k) and Retirement Savings Plan.

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

The securities class action complaints have been consolidated, but we have not yet received an amended complaint.

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

The lawsuits allege, among other things, that certain of our SEC filings and other public statements contained false and misleading statements which resulted in damages to the Company, the plaintiffs and the members of the purported class when they purchased our securities and that there were breaches of fiduciary duties and of ERISA disclosure requirements.  These actions are at the very early stages and we have no information other than as set forth in the complaints.  The complaints all seek, among other things, unspecified compensatory damages, costs and expenses.  The derivative complaint also seeks amendments to our corporate governance procedures in addition to unspecified compensatory damages from the individual defendants in our favor.  We believe that the allegations in the suits are without merit, and Terex, its directors and the named executives will vigorously defend against them.  We believe that we have acted, and continue to act, in compliance with federal securities laws and ERISA law with respect to these matters.

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

As previously disclosed, we formalized a settlement in August 2009 of an investigation by the SEC.  Based on the allegations set forth in our settlement, we received a notice from the U.S. General Services Administration (“GSA”) asking us to show the GSA why we remain a “presently responsible party” and should not be debarred from receiving Federal government contracts.   We provided information to the GSA showing that we remain a “presently responsible party” and should not be debarred.  On August 20, 2010, we received notification from the GSA advising us that it concluded our exclusion from government contracting is not necessary.

We are involved in a dispute with Bucyrus regarding the calculation of the value of the assets of the Mining business.  Bucyrus has provided us with their calculation of the asset value of the Mining business, which seeks a payment of approximately $149 million from us to Bucyrus.  We believe that the Bucyrus calculation of the asset value is incorrect and not in accordance with the terms of the definitive agreement.  We have objected to Bucyrus's calculation and have provided Bucyrus with our own calculation of the asset value, which does not require any payment from the Company to Bucyrus.  We initiated a court proceeding on October 29, 2010 in the Supreme Court of the State of New York, County of New York, to enforce and protect our rights under the definitive agreement.  While we believe Bucyrus' position is without merit and we are vigorously opposing it, no assurance can be given as to the final resolution of this dispute or that we will not ultimately be required to make a substantial payment to Bucyrus.

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

Arrangement consideration shall be allocated at the inception of the arrangement to all deliverables based on their relative selling price, except under certain circumstances such as items recorded at fair value and items not contingent upon the delivery of additional items or meeting other specified performance conditions.  The selling price for each deliverable shall be determined using vendor specific objective evidence (“VSOE”) of selling price, if it exists, otherwise third-party evidence of selling price.  If neither VSOE nor third party evidence exists for a deliverable, then the vendor shall use its best estimate of the selling price for that deliverable.  This guidance eliminates the use of the residual value method for determining allocation of arrangement consideration and it allows for the use of an entity's best estimate to determine the selling price if VSOE and third party evidence cannot be determined.  It also requires additional disclosures such as the nature of the arrangement, certain provisions within the arrangement, significant factors used to determine selling prices and the timing of revenue recognition related to the arrangement.  This guidance is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted.  We are currently evaluating the impact that adoption of this guidance will have on the determination and reporting of our financial results.

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

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans.  We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments.  Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars.  Primary exposures include the U.S. Dollar when compared to functional currencies of our major markets, which include the Euro and British Pound. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures.  At September 30, 2010, we had foreign exchange contracts with a notional value of $306.6 million.  The fair market value of these arrangements, which represents the cost to settle these contracts, was a net gain of $0.5 million at September 30, 2010.

At September 30, 2010, we performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating (loss) income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the three months ended September 30, 2010 would not have had a significant impact on the translation effect of foreign currency exchange rate changes already included in our reported operating loss for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt.  Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary.  At September 30, 2010, approximately 41% of our debt was floating rate debt and the weighted average interest rate for all debt was approximately 6.70%.

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over LIBOR.  At September 30, 2010, the floating rate was 3.19%.  In a prior year, we entered into an interest rate agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of our 7-3/8% Notes.  To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million.  We recorded this loss as an adjustment to the carrying value of the hedged debt and are amortizing it through the debt maturity date.

At September 30, 2010, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings effect on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at September 30, 2010 would have increased interest expense by approximately $2 million for the nine months ended September 30, 2010.

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

We have significant financial exposure to the price of Bucyrus stock until we sell the shares, as we own more than 5% of the total outstanding number of shares of Bucyrus common stock.  Bucyrus stock is traded on NASDAQ and is subject to substantial price fluctuation and volatility.  Our obligation to hold these shares for a one-year period leaves us exposed to these price movements.  We have analyzed a number of alternatives to mitigate our financial exposure in the Bucyrus shares in compliance with our stockholders agreement.  Accordingly, in 2010, we entered into a series of derivative contracts intended to mitigate a portion of the risk using a basket of stocks in companies in similar industries to Bucyrus, and may increase or decrease these derivative contracts over time.  These stocks have historically been highly correlated to the Bucyrus stock price.  If the correlations remain at their historic levels, we believe these derivative contracts will mitigate a portion of our economic risk to Bucyrus stock.  However, there can be no assurances that these correlations will continue during the term of the derivative contracts and, as a result, these derivatives may not mitigate our entire economic risk.

Commodities Risk

Principal materials and components that we use in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items.  Extreme movements in the cost and availability of these materials and components may affect our financial performance.  We continue to see moderation in commodity pricing trends in steel and other commodities in general.  While we are seeing pressure on tire pricing and some other categories, we expect relative price stability into the first quarter of 2011. We have been working effectively with our suppliers to provide additional visibility into our production plans and we have had only limited shortages that we generally have been able to work around.  Our supply chain has generally stayed aligned with our requirements, which we expect will continue.

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

ITEM 4.                      CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2010, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2010.

(b)      Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We received approximately $300 million of the proceeds from the sale of the Mining business in the stock of the acquiring company, Bucyrus, in the form of 5,809,731 shares of Bucyrus common stock.  Our agreement with Bucyrus restricts our ability to directly or indirectly sell or otherwise transfer our economic interest in these shares of Bucyrus stock for a period of one year, with certain exceptions, although Bucyrus has agreed to provide us with registration rights, including demand registration and shelf registration rights, to facilitate our sale of the shares of Bucyrus stock after the initial one-year holding period.  We will have significant financial exposure to the price of Bucyrus stock until we sell the shares, as we will own more than 5% of the total outstanding number of shares of Bucyrus common stock.  Bucyrus stock is traded on NASDAQ and is subject to substantial price fluctuation and volatility.  Our obligation to hold these shares for a one-year period leaves us exposed to these price movements.  We analyzed a number of alternatives to mitigate our financial exposure in the Bucyrus shares in compliance with our stockholders’ agreement.  Accordingly, in 2010 we entered into a series of derivatives contracts to hedge a portion of the risk using a basket of stocks in companies in a similar industry to Bucyrus, and may increase or decrease these derivative contracts over time.  These stocks have historically been highly correlated to the Bucyrus stock price.  If the correlations remain at their historic levels, we believe these derivatives will hedge a portion of our economic risk of ownership of the Bucyrus stock.  However, there can be no assurances that these correlations will continue during the term of the derivative contracts and, as a result, these derivatives may not hedge our entire economic risk.  Any decline in the value of the Bucyrus stock that is not adequately hedged may reduce our income.

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

TEREX CORPORATION
(Registrant)

Date: November 1, 2010	/s/ Phillip C. Widman
Phillip C. Widman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 1, 2010	/s/ Mark I. Clair
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

10.26
Amendment No. 5, dated October 4, 2010, to the Credit Agreement dated as of July 14, 2006, among Terex Corporation, certain of its subsidiaries, the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 4, 2010 and filed with the Commission on October 7, 2010).

10.27
Amended and Restated Guarantee and Collateral Agreement dated as of July 14, 2009 among Terex Corporation, certain of its subsidiaries and Credit Suisse, as Collateral Agent (incorporated by reference to Exhibit 10.24 of the Form 10-Q for the quarter ended June 30, 2009 of Terex Corporation, Commission File No. 1-10702).

10.28
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

10.33
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

10.35
Stockholders Agreement dated as of February 19, 2010, between Terex Corporation and Bucyrus International, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated February 19, 2010 and filed with the Commission on February 25, 2010)

10.36
Amended and Restated Employment and Compensation Agreement, dated October 14, 2008, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.5 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008).

10.37
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

10.40
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