Form 10-Q/A
period 2010-09-30
TEREX CORP
filed 2010-11-02
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

F O R M   10 – Q/A
Amendment No. 1
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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to Terex Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, filed with the Securities and Exchange Commission on November 2, 2010 (“the Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from Terex Corporation’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to the Form 10-Q and this Form 10-Q/A does not modify or update any other disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II.                 OTHER INFORMATION

Item 6.                      Exhibits

The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q/A.

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

101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document. **

101.DEF  XBRL Taxonomy Extension Definition Linkbase Document. **

101.LAB  XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE   XBRL Taxonomy Extension Presentation Linkbase Document. **

*      Exhibit filed with Terex Corporation’s Quarterly Report on Form 10-Q filed on November 2, 2010, for the period ended September 30, 2010.
**    Exhibit furnished with this document.