Form 10-K
period 2010-12-31
TEREX CORP
filed 2011-02-18
CIK 97216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File Number 1-10702

TEREX CORPORATION

(Exact Name of Registrant as Specified in Charter)

DELAWARE	34-1531521
(State of incorporation)	(I.R.S. Employer Identification No.)

200 NYALA FARM ROAD, WESTPORT, CONNECTICUT	06880
(Address of principal executive offices)	(Zip Code)

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

YES  ☐                                NO  ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $1,963 million based on the last sale price on June 30, 2010.

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK OUTSTANDING WAS
109.1 MILLION AS OF FEBRUARY 14, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

TEREX CORPORATION AND SUBSIDIARIES

Index to Annual Report on Form 10-K

For the Year Ended December 31, 2010

As used in this Annual Report on Form 10-K, unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”  This Annual Report generally speaks as of December 31, 2010, unless specifically noted otherwise.

Forward-Looking Information

Certain information in this Annual Report includes forward-looking statements regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Uncertainties.”  In addition, when included in this Annual Report or in documents incorporated herein by reference, the words “may,” “expects,” “intends,” “anticipates,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

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

•                  our providing financing and credit support for some of our customers;

•                  we may experience losses in excess of recorded reserves;

•                  our ability to obtain parts and components from suppliers on a timely basis at competitive prices;

•                  our ability to timely manufacture and deliver products to customers;

•                  the need to comply with restrictive covenants contained in our debt agreements;

•                  our ability to generate sufficient cash flow to service our debt obligations;

•                  our business is global and subject to changes in exchange rates between currencies, as well as international politics, particularly in developing markets;

•                  difficulties in managing and expanding into developing markets;

•                  the effects of changes in laws and regulations, including tax laws;

•                  possible work stoppages and other labor matters;

•                  compliance with applicable environmental laws and regulations;

•                  litigation, product liability claims, patent claims, class action lawsuits and other liabilities;

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

The forward-looking statements and prospective financial information included in this Form 10-K have been prepared by, and are the responsibility of, Terex’s management. PricewaterhouseCoopers LLP (“PwC”) has not performed any procedures with respect to the accompanying forward-looking statements and prospective financial information and, accordingly, PwC does not express an opinion or any other form of assurance with respect thereto. The PwC report included in this Form 10-K relates to the Company’s historical financial information. It does not extend to the forward-looking statements and prospective financial information and should not be read to do so.

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

We view our purpose as making products that will be used to improve the lives of people around the world.  Our mission is to provide solutions to our machinery and industrial product customers that yield superior productivity and return on investment.  Our vision focuses on our commitments to our core constituencies of customers, stakeholders and team members by providing our customers with a superior ownership experience, our stakeholders with a profitable enterprise that increases value, and our team members with a preferred place to work.

Our Company was incorporated in Delaware in October 1986 as Terex U.S.A., Inc.  We have changed significantly since that time, achieving $4.4 billion of net sales in 2010.  Much of our historic growth has been accomplished through acquisitions, and, over the past five years, we increased our focus on becoming a superb operating company.

As we have expanded our operations, our business has become increasingly international in scope, with our products manufactured in North and South America, Europe, Australia and Asia and sold worldwide.  We are focusing on expanding our business globally, with an increased emphasis on developing markets such as China, India, Brazil, Russia and the Middle East.

For financial information about our industry and geographic segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note B - “Business Segment Information” in the Notes to the Consolidated Financial Statements.

AERIAL WORK PLATFORMS

Our Aerial Work Platforms (“AWP”) segment designs, manufactures, refurbishes, services and markets aerial work platform equipment, telehandlers, light towers and utility equipment.  Products include material lifts, portable aerial work platforms, trailer-mounted articulating booms, self-propelled articulating and telescopic booms, scissor lifts, telehandlers, trailer-mounted light towers and utility equipment (including truck-mounted digger derricks, auger drills, aerial devices and cable placers) as well as their related components and replacement parts. Customers use our AWP products to construct and maintain industrial, commercial and residential buildings and facilities, construct and maintain utility and telecommunication lines, trim trees, in construction and foundation drilling applications and for other commercial operations, as well as in a wide range of infrastructure projects.  We market our AWP products under the Terex® and Genie® brand names.

AWP has the following significant manufacturing operations:

•	Aerial work platform equipment is manufactured in Redmond and Moses Lake, Washington, Perugia, Italy, Coventry, England and Changzhou, China;

•	Telehandlers are manufactured in Moses Lake, Washington and Perugia, Italy;

•	Trailer-mounted light towers and trailer-mounted articulated booms are manufactured in Rock Hill, South Carolina; and

•	Utility products are manufactured in Watertown and Huron, South Dakota.

We have aerial work platform refurbishment facilities located in Waco, Texas and Stockton, California.

We have a parts and logistic center located in North Bend, Washington for our aerial work platform equipment. In 2010, we relocated our utilities parts business, along with a portion of our aerial work platform parts business, to a shared Terex facility in Southaven, Mississippi. Our European parts and logistics operations are conducted through an out-sourced facility in Roosendaal, The Netherlands.

We own much of the North American distribution channel for the utility products group.  These operations sell, service and rent our utility products as well as other products that service the utility industry.  They provide parts and service support for a variety of other Terex® products, including aerial devices.  We maintain a fleet of rental utility products available in certain areas of the United States.

CONSTRUCTION

Our Construction segment designs, manufactures and markets three primary categories of construction equipment and their related components and replacement parts:

•                  Heavy construction equipment, including off-highway trucks, scrapers and material handlers;

•                  Compact construction equipment, including loader backhoes, compaction equipment, mini and midi excavators, site dumpers, compact track loaders, skid steer loaders, wheel loaders and tunneling equipment; and

•                Roadbuilding equipment, including asphalt and concrete equipment (including pavers, transfer devices, plants, mixers, reclaimers/stabilizers, placers and cold planers), landfill compactors and bridge inspection equipment.

Construction, forestry, rental, mining, industrial and government customers use our products in construction and infrastructure projects, to build roads and bridges and in coal, minerals, sand and gravel operations.  We market our Construction products principally under the Terex® brand name, and for certain products, the Terex® name in conjunction with certain historic brand names.

Construction has the following significant manufacturing operations:

Heavy Construction Equipment

•                  Off-highway rigid haul trucks and articulated haul trucks and scrapers are manufactured in Motherwell, Scotland; and

•                  Material handlers are manufactured in Bad Schoenborn, Germany.

Compact Construction Equipment

•                  Compact track loaders, skid steer loaders and crawler conversion parts for skid steer loaders and aerial work platform products are manufactured in Grand Rapids, Minnesota;

•                  Site dumpers, compaction equipment and loader backhoes, as well as products for our AWP segment, are manufactured in Coventry, England;

•                  A range of wheel loaders and mini, mobile, and midi excavators are manufactured in Crailsheim, Germany, and parts for the above-referenced products are manufactured in Langenburg and Gerabronn, Germany.  In addition, specialized tunneling equipment is manufactured in Langenburg, Germany; and

•                  Loader backhoes and skid steer loaders are manufactured for markets in India and neighboring countries in Greater Noida, Uttar Pradesh, India.

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

CRANES

Our Cranes segment designs, manufactures, services and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, lattice boom truck cranes, truck-mounted cranes (boom trucks) and specialized port and rail equipment including straddle and sprinter carriers, gantry cranes, mobile harbor cranes, ship-to-shore cranes, reach stackers, lift trucks and forklifts, as well as their related replacement parts and components.  Our Cranes products are used primarily for construction, repair and maintenance of commercial buildings, manufacturing facilities and infrastructure, as well as for material handling at port and railway facilities.  We market our Cranes products principally under the Terex® brand name, and for certain products, the Terex® name in conjunction with certain historic brand names.

Cranes has the following significant manufacturing operations:

•                  Rough terrain and telescopic crawler cranes are manufactured in Crespellano, Italy;

•                  All-terrain cranes, truck cranes, truck-mounted cranes and reach stackers are manufactured in Montceau-les-Mines, France;

•                  Rough terrain cranes, truck cranes and truck-mounted cranes are manufactured in Waverly, Iowa;

•                  Truck cranes and truck-mounted cranes are manufactured in Luzhou, China;

•                  Lattice boom crawler cranes are manufactured in Jinan, China;

•                  Lift and carry cranes are manufactured in Brisbane, Australia;

•                  Tower cranes are manufactured in Fontanafredda, Italy;

•                  Lattice boom crawler cranes and tower cranes are manufactured in Wilmington, North Carolina;

•                 Lattice boom crawler and lattice boom truck cranes, as well as all terrain cranes, are manufactured in Zweibruecken-Dinglerstrasse and Zweibruecken-Wallerscheid, Germany and Pecs, Hungary;

•                  Mobile harbor cranes and ship-to-shore cranes are manufactured in Monfalcone, Italy;

•                  Steel assemblies for cranes are manufactured in Bierbach, Germany;

•                  Rubber tired gantry cranes, rail mounted gantry cranes, ship-to-shore cranes, reach stackers and lift trucks and forklifts are manufactured in Xiamen, China;

•                  Straddle and sprinter carriers are manufactured in Wurzburg, Germany; and

•                  Reach stackers, lift trucks and forklifts are manufactured in Lentigione, Italy.

MATERIALS PROCESSING

Our Materials Processing (“MP”) segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders and related components and replacement parts.  Construction, quarrying, mining and government customers use our MP products in construction and infrastructure projects, as well as in various quarrying and mining applications.  We market our MP products principally under the Terex® and Powerscreen® brand names and the Terex® name in conjunction with certain historic brand names.

MP has the following significant manufacturing operations:

•                  Mobile crushers and mobile screens are manufactured in Omagh and Dungannon, Northern Ireland;

•                  Mobile crushers and mobile screens are manufactured in Hosur, India;

•                Base crushers and base screens are manufactured in Subang Jaya, Malaysia and at a Terex facility in Oklahoma City, Oklahoma;

•                  Screening equipment is manufactured in Durand, Michigan;

•                  Mobile crushers and mobile screens are manufactured in Quanzhou, China primarily for the Chinese market; and

•                  Base crushers are manufactured in Coalville, England.

We have a North American distribution center in Louisville, Kentucky and four distribution facilities in Australia.

OTHER

We assist customers in their rental, leasing and acquisition of our products through Terex Financial Services (“TFS”).  TFS utilizes its equipment and financial leasing experience to provide a variety of financing solutions to assist customers in acquiring our equipment.  TFS facilitates loans and leases between our customers and various financial institutions in the United States and throughout the world.  In addition, TFS extends credit and offers lease structures directly to customers in the United States.

DISCONTINUED OPERATIONS

On February 19, 2010, we completed the disposition of our Mining business, formerly part of the Materials Processing & Mining segment, to Bucyrus International, Inc. (“Bucyrus”) and received approximately $1 billion in cash and approximately 5.8 million shares of Bucyrus common stock.  The products divested in the transaction included hydraulic mining excavators, high capacity surface mining trucks, track and rotary blasthole drills, drill tools and highwall mining equipment, as well as the related parts and aftermarket service businesses, including Company-owned distribution locations.  Our auger machines and auger tools product lines were not sold as part of this disposition and instead are consolidated within our AWP segment.

On December 31, 2009, we sold the assets of our construction trailer business.  The results of this business were formerly consolidated within the AWP segment.

In March 2010, we sold the assets of our Powertrain pumps business and gears business.  The results of these businesses were formerly consolidated within the Construction segment.  On March 10, 2010, we entered into a definitive agreement to sell our Atlas heavy construction equipment and knuckle-boom crane businesses.  The results of these businesses were formerly consolidated within the Construction and Cranes segments, respectively.  On April 15, 2010, we completed the portion of this transaction related to the operations in Germany and on August 11, 2010, we completed the portion of this transaction related to the operations in the United Kingdom.

Due to the divestiture of these businesses, the reporting of these businesses has been included in discontinued operations for all periods presented.  See Note D – “Discontinued Operations” in the Notes to our Consolidated Financial Statements for more information on our discontinued operations.

BUSINESS STRATEGY

General

For us, 2010 was a year of transition.  Having reached the decision to sell our mining equipment business at the end of 2009, we entered 2010 with a strong balance sheet but faced difficult market conditions in our remaining businesses that we expected to continue throughout 2010.  During 2010, we made additional changes to our business portfolio, including selling our Powertrain pumps and gears business and our Atlas heavy construction equipment and knuckle-boom crane businesses.  At the same time, we continued working to improve our core operations and continued to advance numerous global investments and initiatives that we anticipated will make us a more successful company longer term.  Terex is a smaller but stronger company leaving 2010, and we are excited by the opportunities that lie ahead.

We operate a diverse portfolio of machinery businesses that serve numerous end-user applications and geographic markets.  Much of our portfolio is driven by construction-related end-uses, but our equipment also supports a wide array of other applications including infrastructure and facility maintenance, industrial operations, material recycling and container traffic.  In recent years, we have diversified our Company both by application and by geography, but we have done so while remaining focused on machinery-related products that can be made, delivered, and supported via similar facilities and operational processes.  We continue to consider opportunities to diversify our business portfolio, but will seek to do so only in areas where the potential for operational leverage is meaningful.

Our operating strategy is defined by the following core elements of the Terex operating model:

1.               Customer Responsiveness

2.               Operational Efficiency

3.               Global Growth

We must excel in each of these areas in order to be a more effective and profitable company long term.  Strengthening performance in all three areas is central to our improvement agenda for 2011 and beyond.

Our Customer Responsiveness goal is to exceed the performance of competitors in providing equipment that goes to work and stays at work, backed by world class parts and service support.  Each of our businesses routinely measures customer satisfaction and develops roadmaps that are used to drive both step-change and incremental improvement in customer satisfaction.  Our goal is annual improvement in our current businesses to achieve improved responsiveness versus our competition.  Customer Responsiveness is a core agenda item for us and we are taking actions both locally and Company-wide to see that we are successful in meeting our goals in this area.

Our Operational Efficiency goal is for all businesses to achieve the lowest total product cost in their peer group.  This implies an efficient factory footprint, efficient supply and delivery chains, and a lean mindset that enables the elimination of waste throughout our processes for production, delivery, and service to the customer using the Terex Business System (as explained below).  It is not our goal to be the lowest priced competitor, but we do have the ability to compete on price when necessary.  Competition in all of our businesses is intense and we must position ourselves to compete more effectively during all phases of the future business cycle.

Global Growth is critical to our future success.  We anticipate a continued recovery unfolding in developed markets.  We believe that success in developing markets is both an opportunity and a necessity for many of our businesses.  Developing markets are also increasingly important source countries in our industries.  We have been active for several years at sourcing components and products from developing markets and intend to pursue such opportunities even more aggressively in the future.  We expect our liquidity to provide us with flexibility to put our cash to work to yield higher returns and accelerate growth as well as to be opportunistic on acquisitions.  We continue to evaluate acquisition targets, but it remains difficult to predict the timing of potential transactions.

We remain committed to becoming a stronger and more effective company tomorrow than we are today.  To be successful, we must remain focused on what makes our individual businesses strong while also working together across our businesses to harness the strength of the Company as a whole.  We made strides towards these goals in 2010, but there is more to be done as we move into 2011.

The Terex Way

When considering our strategy and future, we constantly keep in mind our purpose, mission, vision and our core values, all of which combine to create a culture that makes Terex what it is.

Our purpose remains to improve the lives of people around the world.  Our mission is to provide solutions to our machinery and industrial product customers that yield superior productivity and return on investment.

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

The Terex Business System

Our operational principles are based on the “Terex Business System,” or “TBS.”  The Terex Business System is the framework around which we are building our capabilities as a superb operating company to achieve our long-term goals.  Founded on lean concepts, TBS is a set of guiding principles and business processes that collectively define who we are and how we do what we do.  TBS is our playbook to deliver our customer, team member and financial goals.  It aligns the Company globally with repeatable, teachable processes that harness the full potential of our team members.  TBS is not the business strategy; it supports the business strategy.  We anticipate that TBS will provide us a competitive advantage through the use of customer-centric tools that continually enhance customer responsiveness and eliminate waste.

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

UTILITY EQUIPMENT.  Our utility products include digger derricks, auger drills, insulated and non-insulated aerial devices and cable placers. These products are used by electric utilities, tree care companies, telecommunications and cable companies, and the related construction industries, as well as by government organizations.

•

Auger drills are used primarily for digging holes prior to placing poles or construction supports and digger derricks are used to dig holes, hoist and set utility poles, as well as lift transformers and other materials at job sites.

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

CONSTRUCTION

HEAVY CONSTRUCTION EQUIPMENT.  We manufacture and/or market off-highway trucks, scrapers and material handlers.

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

COMPACT CONSTRUCTION EQUIPMENT.  We manufacture a wide variety of compact construction equipment used primarily in the construction and rental industries. Products include compact track loaders, loader backhoes, compaction equipment, excavators, site dumpers, skid steer loaders, wheel loaders and tunneling equipment.

•	Loader backhoes incorporate a front-end loader and rear excavator arm. They are used for loading, excavating and lifting in many construction and agricultural related applications.
•	Our compaction equipment ranges from pedestrian single drum to ride-on tandem rollers.
•	Excavators in the compact equipment category include mini, mobile and midi excavators used in the general construction, landscaping and rental businesses.
•	Wheel loaders are used for loading and unloading materials. Applications include residential and non-residential construction, waste management and general construction.
•	Site dumpers are used to move smaller quantities of materials from one location to another, and are primarily used for construction applications.
•	Compact track loaders, skid steer loaders and wheel loaders are used for loading and unloading materials in construction, industrial, rental, agricultural and landscaping businesses.
•

Tunneling equipment, including loading machines, tunnel excavators, cutting units, customized tunneling and mining machines, as well as modified standard construction machines, are used to provide a variety of tunneling solutions in train, subway and metropolitan infrastructure projects.

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

CRANES

We offer a wide variety of cranes, including mobile telescopic cranes, tower cranes, lattice boom crawler cranes, boom trucks, as well as specialty cranes and machinery designed specifically for port and railway facility use such as mobile harbor cranes, gantry cranes and reach stackers.

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

LATTICE BOOM CRAWLER AND LATTICE BOOM TRUCK CRANES.  Lattice boom crawler and lattice boom truck cranes are designed to lift material on rough terrain and can maneuver while bearing a load.  The boom is made of tubular steel sections, which, together with the base unit, are transported to and erected at a construction site.

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

PORT EQUIPMENT.  We manufacture reach stackers, mobile harbor cranes, ship-to-shore gantry cranes, rubber tired and rail mounted gantry cranes, straddle carriers, sprinter carriers, lift trucks and forklifts.

•

Reach stackers are used to pick up and stack shipping containers at port and railway facilities. At the end of each reach stacker’s boom is a spreader that enables it to attach to shipping containers of varying lengths and weights and to rotate the container.

•

Mobile harbor cranes are used for material handling at ports, including general cargo handling and shipping containers. Mobile harbor cranes can travel around the port as needed and have the capability to move large loads. Mobile harbor cranes can be fitted with a variety of attachments for handling different types of cargo.

•	Ship-to-shore gantry cranes are used to load and unload container vessels at ports.
•	Rubber tired and rail mounted gantry cranes are used for space intensive shipping container stacking at port and railway facilities.
•

Straddle carriers pick up and carry shipping containers from or to a quay-side crane while straddling their load. Straddle carriers have the capability to stack up to four shipping containers on top of each other. Straddle carriers are used in port and railway facilities to move shipping containers and to load and unload shipping containers from on-highway trucks. Straddle carriers have both horizontal and vertical lifting capabilities.

•	Sprinter carriers operate in a similar manner to straddle carriers, but operate at higher speeds and have only horizontal lifting capabilities.
•	Lift trucks and forklifts are small to medium-sized highly mobile trucks for use with a variety of general cargo lifting and handling applications at port and railway facilities.

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
•

Washing screens are used to separate, wash, scrub, dewater and stockpile sand and gravel. Our products include a completely mobile, single chassis washing plant incorporating separation, washing, dewatering and stockpiling. We also manufacture mobile and stationary screening rinsers, bucket-wheel dewaterers, scrubbing devices for aggregate, a mobile cyclone for maximum retention of sand particles, silt extraction systems, stockpiling conveyors and a sand screw system as an alternative to bucket-wheel dewaterers.

•

Apron feeders are generally situated at the primary end of the processing facility, and have a rugged design in order to handle the impact of the material being fed from front-end loaders and excavators. The feeder moves material to the crushing and screening equipment in a controlled fashion.

PRODUCT CATEGORY SALES

The following table lists our main product categories and their percentage of our total sales:

	PERCENTAGE OF SALES

PRODUCT CATEGORY	2010	2009	2008
Mobile Telescopic & Truck Cranes	23%	28%	23%
Aerial Work Platforms	15	12	20
Materials Processing Equipment	12	9	12
Compact Construction Equipment	10	7	7
Heavy Construction Equipment	9	9	13
Lattice Boom Crawler & Tower Cranes	8	16	12
Port Equipment	8	4	1
Utility Equipment	7	7	4
Roadbuilding Equipment	5	5	3
Telehandlers & Light Construction Equipment	3	2	3
Other	—	1	2
TOTAL	100%	100%	100%

BACKLOG

Our backlog as of December 31, 2010 and 2009 was as follows:

	December 31,
	2010	2009
	(in millions)
AWP	$306.4	$156.7
Construction	139.6	67.3
Cranes	773.8	958.0
MP	78.2	58.5
Total	$1,298.0	$1,240.5

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

Our overall backlog amounts at December 31, 2010 increased $57.5 million from our backlog amounts at December 31, 2009, primarily due to improved net order activity in the AWP, Construction and MP segments offset by lower net order activity in our Cranes segment.

Our AWP segment backlog nearly doubled, increasing $149.7 million from December 31, 2009, as demand for aerial products has strengthened significantly over the last year.  Our customers for aerial work platforms are primarily rental companies.  As utilization and rental rates have consistently improved over the past year, we are now seeing rental companies, particularly in North America, begin to increase capital expenditures to update their fleets, which had increased in age over the past two years.  In addition, we are seeing increased demand for booms and telehandlers in South America, driven by increased commercial and residential construction spending and higher adoption rates for aerial products.  Demand for utility products improved moderately with increasing contractor activity offsetting cautious spending patterns in the utilities and telecommunications sectors.

Our Construction segment backlog at December 31, 2010 increased $72.3 million from December 31, 2009.  We are seeing increased customer demand across most businesses particularly for our material handling business and heavy rigid and large articulated truck businesses in developing markets as we continue to see increased orders in these regions.

The backlog at our Cranes segment decreased $184.2 million from December 31, 2009.  The decrease in backlog from the prior year reflects the softening demand experienced during 2010, particularly for crawler cranes.  However, there was modest improvement in demand for rough terrain and tower cranes.  Certain other crane categories have experienced mixed levels of orders as uncertainty of recovery continues to plague various regions.

Our MP segment backlog at December 31, 2010 increased $19.7 million from December 31, 2009.  Demand for materials processing equipment has increased as dealers have generally stopped reducing inventory and are ordering in line with end markets. Additionally, we have received positive responses from customers for our new product launches.

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

CONSTRUCTION

We distribute heavy construction equipment and replacement parts primarily through a network of independent dealers and distributors throughout the world. Our dealers are predominantly independent businesses, which generally serve the construction, mining, forestry and/or scrap industries. Although these dealers may carry products from a variety of manufacturers, they generally carry only one manufacturer’s “brand” of each particular type of product.

We distribute compact construction equipment primarily through a network of independent dealers and distributors throughout the world.  Although some dealers represent only one of our product lines, we have recently focused on developing the dealer network to represent our complete range of compact equipment.  We distribute loader backhoes and skid steer loaders manufactured in India through a network of approximately 50 dealers located in India, Nepal and neighboring countries.

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

We sell bridge inspection equipment and concrete mixers primarily directly to customers, but concrete mixers are also available through distributors in certain regions of the United States.

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

MATERIALS PROCESSING

We distribute our products through a global network of independent dealers, rental companies, major accounts and direct sales to customers.

RESEARCH AND DEVELOPMENT

We maintain engineering staff primarily at our manufacturing locations to conduct research and development for the site-specific products.  In addition, we have an engineering center in India to support our engineering teams worldwide and to develop products for the local market.  Our engineering expenses are primarily incurred in connection with (i) customer responsive enhancements and continuous cost improvements of existing products and (ii) development of additional applications and extensions of our existing product lines to meet customer needs and take advantage of growth opportunities.

Our engineering focus mirrors the business priorities of delivering customer responsive solutions, growth in developing markets, maintaining compliance with evolving regulatory standards in our global markets, and a lean enterprise focus through complexity reduction via product standardization, component rationalization, and strategic alignment with select global suppliers.

Product change driven by regulations requiring Tier 4 emissions compliance for diesel engines in most of our machinery, commencing in 2011, was an important part of our engineering priorities in 2010 and will continue to be a priority as we move through the engine-horsepower dependent phase-in of Tier 4 regulations across our various products.

Our costs incurred in the development of new products, cost reductions, or improvements to existing products of continuing operations were consistent over the past three years amounting to $59.9 million, $58.9 million and $57.7 million in 2010, 2009 and 2008, respectively. We have continued our commitment to appropriate levels of engineering spending, commensurate with our level of vertical integration, in order to meet our customer needs, uphold competitive functionality of our products and maintain regulatory compliance in all the markets that we serve.

MATERIALS

Principal materials and components that we use in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items.  Extreme movements in the cost and availability of these materials and components may affect our financial performance. There is a strong potential for increases in prices in tires and certain components, as well as steel and other commodities in general during 2011.  We have been working effectively with our suppliers to provide additional visibility into our production plans and we have had only limited shortages that we generally have been able to work around.  Our supply chain has generally stayed aligned with our requirements, which we expect will continue in 2011.

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers.  However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available.  Current and potential suppliers are evaluated on a regular basis on their ability to meet our requirements and standards.  We actively manage our material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability.  The inability of suppliers, especially any single source suppliers for a particular business, to deliver materials and components promptly could result in production delays and increased costs to manufacture our products.  We have designed and implemented plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base to include Asian suppliers, leveraging our overall purchasing volumes to obtain favorable quantities and developing a closer working relationship with key suppliers.  We continue to search for acceptable alternative supply sources and less expensive supply options on a regular basis, including by improving the globalization of our supply base and using suppliers in China and India.  One key Terex initiative has been developing and implementing world-class capability in supply chain management, logistics and global purchasing.  We are focusing on gaining efficiencies with suppliers based on our global purchasing power and resources.

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

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS

Aerial Work Platforms	Boom Lifts	Oshkosh (JLG), Haulotte, Linamar (Skyjack), Tanfield (Snorkel and Upright) and Aichi

	Scissor Lifts	Oshkosh (JLG), Linamar (Skyjack), Haulotte and Tanfield (Snorkel and Upright)

	Telehandlers	Oshkosh (JLG, Skytrak, Caterpillar, Gradall and Lull brands), JCB, CNH, Merlo and Manitou (Gehl)

	Trailer-mounted Light Towers	Allmand Bros., Magnum and Doosan

	Utility Equipment	Altec and Time Manufacturing (Versalift)

Construction	Articulated Off-highway Trucks & Rigid Off-highway Trucks	Volvo, Caterpillar, Moxy, John Deere, Bell and Komatsu

	Scrapers	Caterpillar

	Excavators	Caterpillar, Komatsu, Volvo, John Deere, Hitachi, CNH, Sumitomo (Link-Belt), Doosan, Hyundai and Liebherr

	Material Handlers	Liebherr, Sennebogen and Caterpillar

	Wheel Loaders	Caterpillar, Volvo, Kubota, Kawasaki, John Deere, Komatsu, Hitachi, CNH, Liebherr and Doosan

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS

	Loader Backhoes	Caterpillar, CNH, JCB, Komatsu, Volvo and John Deere

	Compaction Equipment	Caterpillar, Bomag, Amman, Dynapac and Hamm

	Mini Excavators	Doosan (Bobcat), Yanmar, Volvo, Takeuchi, IHI, CNH, Caterpillar, John Deere, Neuson and Kubota

	Midi Excavators	Komatsu, Hitachi, Volvo and Yanmar

	Site Dumpers	Thwaites and AUSA

	Skid Steer Loaders	Doosan (Bobcat), Caterpillar, CNH, John Deere, Komatsu, Gehl and JCB

	Compact Track Loaders	Doosan (Bobcat), Caterpillar, CNH, John Deere, Takeuchi and Gehl

	Tunneling Equipment	Caterpillar and Liebherr

	Asphalt Pavers and Transfer Devices	Volvo (Blaw-Knox), Fayat (Bomag), Caterpillar, Wirtgen (Ciber), Atlas Copco (Dynapac), Astec (Roadtec) and Wirtgen (Vogele)

	Asphalt Plants	Astec Industries, Gencor Corporation, All-Mix, Ciber and ADM

	Bridge Inspection Equipment	Moog USA and Barin

	Cold Planers	Fayat (Bomag), Caterpillar, Atlas Copco (Dynapac), Wirtgen and Astec Industries (Roadtec)

	Concrete Production Plants	Con-E-Co, Astec Industries, Erie Strayer, Helco, Hagen and Stephens

	Concrete Pavers	Gomaco, Wirtgen, Power Curbers and Guntert & Zimmerman

	Concrete Placers	Gomaco, Wirtgen and Guntert & Zimmerman

	Concrete Mixers	Oshkosh, London and Continental Manufacturing

	Landfill Compactors	Al-Jon, Fayat (Bomag) and Caterpillar

	Reclaimers/Stabilizers	Caterpillar, Astec Industries (Roadtec), Wirtgen and Fayat (Bomag)

Cranes	Mobile Telescopic Cranes	Liebherr, Manitowoc (Grove), Tadano-Faun, Sumitomo (Link-Belt), XCMG, Kato, Zoomlion and Sany

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS

	Tower Cranes	Liebherr, Manitowoc (Potain), Comansa and Wolffkran

	Lattice Boom Crawler Cranes	Manitowoc, Sumitomo (Link-Belt), Liebherr, Hitachi, Kobelco, XCMG, Zoomlion, Fushun and Sany

	Lattice Boom Truck Cranes	Liebherr

	Truck-Mounted Cranes	Manitowoc (National Crane), Altec and Manitex

	Reach Stackers	Cargotec (Kalmar), Hyster, Konecranes (SMV), Taylor, Dalian, CVS Ferrari and Liebherr

	Straddle Carriers	Cargotec (Kalmar), CVS Ferrari and Konecranes

	Rubber Tired and Rail Mounted Gantry Cranes	Zhenua Port Machinery, Liebherr, Konecranes, Cargotec (Kalmar), Doosan, Hyundai and Mitsui Engineering & Shipbuilding

	Mobile Harbor Cranes	Gottwald, Italgru and Liebherr

	Ship-to-Shore Gantry Cranes	Zhenua Port Machinery, Liebherr, Konecranes, Cargotec (Kalmar), Samsung, Doosan, Hyundai and Mitsui Engineering & Shipbuilding

	Lift Trucks and Forklifts	Cargotec (Kalmar), Hyster, Linde, CVS Ferrari, Konecranes (SMV), Svetruck and Sany

Materials Processing	Crushing Equipment	Metso, Astec Industries, Sandvik, Komatsu and Kleemann

	Screening Equipment	Metso, Astec Industries and Sandvik

MAJOR CUSTOMERS

None of our customers accounted for more than 10% of our consolidated sales in 2010.  We are not dependent upon any single customer.

EMPLOYEES

As of December 31, 2010, we had approximately 16,300 employees, including approximately 5,600 employees in the U.S. Approximately 5% of our employees in the U.S. are represented by labor unions.  Outside of the U.S., we enter into employment contracts and collective agreements in those countries in which such relationships are mandatory or customary.  The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.  We generally consider our relations with our employees to be good.

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

Currently, we are engaged in various legal proceedings with respect to intellectual property rights, both as a plaintiff and as a defendant.  While the final outcome of these matters cannot be predicted with certainty, we believe the outcome of such matters will not have a material adverse effect, individually or in the aggregate, on our business or operating performance.  For more detail, see “Item 3 – Legal Proceedings.”

SAFETY AND ENVIRONMENTAL CONSIDERATIONS

As part of The Terex Way, we are committed to provide a safe and healthy environment for our team members, and strive to provide quality products that are safe to use and operate in an environmentally conscious and respectful manner.

We generate hazardous and non-hazardous wastes in the normal course of our manufacturing operations.  As a result, we are subject to a wide range of federal, state, local and foreign environmental laws and regulations.  All of our employees are required to obey all applicable health, safety and environmental laws and regulations and must observe the proper safety rules and environmental practices in work situations.  These laws and regulations govern actions that may have adverse environmental effects, such as discharges to air and water, and require compliance with certain practices when handling and disposing of hazardous and non-hazardous wastes.  These laws and regulations would also impose liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances, should any of such events occur.  We are committed to complying with these standards and monitoring our workplaces to determine if equipment, machinery and facilities meet specified safety standards.  Each of our facilities is subject to an environmental audit at least once every three years to monitor compliance and no incidents have occurred which required us to pay material amounts to comply with such laws and regulations.  We are dedicated to seeing that safety and health hazards are adequately addressed through appropriate work practices, training and procedures.  Three years ago, we made it a goal to reduce lost time injuries in the workplace by 25% annually.  We have been able to successfully reach and exceed this three-year target.

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

The use and operation of our equipment in an environmentally conscious manner is a growing concern for Terex.  We are aware of the global discussions regarding climate change and the impact of greenhouse gas emissions on global warming.  We are increasing our production of products that have lower greenhouse gas emissions in response to both regulatory initiatives and anticipated market demand trends.  For example, starting in 2010, one of our most significant design priorities was inclusion of Tier 4 emission compliant diesel engines in most of our machinery and will continue to be a priority in 2011 as we move through the engine-horsepower dependent phase-in of Tier 4 regulations across our various products.  We have also begun to utilize plug-in electric hybrid technology to produce a utility truck that saves fuel, reduces emissions and eliminates noise in residential areas.

Increasing laws and regulations dealing with the environmental aspects of the products we manufacture can result in significant expenditures in designing and manufacturing new forms of equipment that satisfy such new laws and regulations.  Compliance with laws and regulations regarding safety and the environment has required, and will continue to require, us to make expenditures.  We currently do not expect that these expenditures will have a material adverse effect on our business or results of operations.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, GEOGRAPHIC AREAS AND EXPORT SALES

Information regarding foreign and domestic operations, export sales and segment information is included in Note B - “Business Segment Information” in the Notes to the Consolidated Financial Statements.

SEASONAL FACTORS

Over the past several years, our business has become less seasonal.  As we have grown, diversified our product offerings and expanded the geographic reach of our products, our sales have become less dependent on construction products and sales in the United States and Europe.  As we enter 2011, we expect the overall economic environment will be more of a factor on our sales than historical seasonal trends.

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

During 2011, we plan to monetize the 5.8 million shares of Bucyrus stock we received as a portion of the proceeds of the sale of our Mining business in 2010.  We may monetize these shares either through open market sales, tendering to Caterpillar Inc. (“Caterpillar”) in connection with Caterpillar’s offer to acquire all shares of Bucyrus stock for consideration of $92 per share in cash, or a combination of both.  The market value of these shares at December 31, 2010 was approximately $519 million.  For more detail on working capital matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

Demand for our products depends upon general economic conditions in the markets in which we compete.  We cannot provide any assurance that the global economic weakness of the past several years will not continue or become more severe.  If the global economy does not improve it may cause customers to continue to forego or postpone new purchases in favor of reducing their existing fleets or refurbishing or repairing existing machinery.  Our sales depend in part upon our customers’ replacement or repair cycles.  If our customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us.  If the global economic weakness of the past several years continues or becomes more severe, or if any economic recovery progresses more slowly than our or market expectations, then there could be an adverse effect on our net sales, financial condition, profitability and/or cash flow and could result in the need for us to record inventory impairments.

We may face limitations on our ability to integrate acquired businesses.

From time to time we make acquisitions and we anticipate making additional acquisitions in the future.  However, the successful integration of any previously acquired or newly acquired business depends on our ability to manage these new businesses, coordinate their activities with those of other Terex operations to realize expected synergies, and implement effective internal control processes in these acquired businesses.  While we believe we have successfully integrated acquisitions to date, we cannot ensure that previously acquired or newly acquired companies will operate profitably, that the intended beneficial effect from these acquisitions will be realized and that we will not encounter difficulties in implementing effective internal control processes in these acquired businesses, particularly when the acquired business operates in foreign jurisdictions and/or was privately owned.  See the risk factor entitled “We must comply with an injunction and related obligations resulting from the settlement of an SEC investigation” for additional consequences if we were to commit a violation of the reporting and internal control provisions of the federal securities laws.  In addition, to the extent that we are seeking acquisitions in machinery and industrial businesses that are significantly different from our existing operations, there will be added risks and challenges for managing and integrating these businesses.  Further, we may need to consolidate or restructure our acquired or existing facilities, which may require expenditures related to reductions in workforce and other charges resulting from the consolidations or restructurings, such as the write-down of inventory and lease termination costs. Any of the foregoing could adversely affect our business and results of operations.

Our access to capital markets and borrowing capacity has been and could continue to be limited.

Our access to capital markets to raise funds through the sale of equity or debt securities is subject to various factors, including general economic and/or financial market conditions.  Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce our earnings and cash flows.  Currently, as our consolidated cash flow coverage ratio is less than 2.0 to 1.0, we are subject to significant restrictions on the amount of indebtedness that we can incur.  Although we expect our cash flow coverage ratio to be greater than 2.0 to 1.0 by the end of 2011, there can be no assurance that this will occur.

Our access to debt financing at competitive risk-based interest rates is partly a function of our credit ratings.  A downgrade to our credit ratings could increase our interest rates, could limit our access to public debt markets, could limit the institutions willing to provide us credit facilities, and could make any future credit facilities or credit facility amendments more costly and/or difficult to obtain.

In addition, in the past several years a number of large financial institutions have either failed or relied on the assistance of sovereign governments to continue to operate as a going concern.  Although we believe that the banks participating in our credit facility have adequate capital and resources, we can provide no assurance that all of these banks will continue to operate as a going concern in the future.  If any of the banks in our lending group were to fail or be unwilling to renew our credit facility at or prior to its expiration, it is possible that the borrowing capacity under our current or any future credit facility would be reduced.  If the availability under our credit facility was reduced significantly, we could be required to obtain capital from alternate sources to finance our capital needs. Our options for addressing such capital constraints would include, but not be limited to (i) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of our credit facility, or (ii) accessing the public capital markets.  If it becomes necessary to access additional capital, it is possible that any such alternatives in the current market could be on terms less favorable than under our existing credit facility terms, which could have a negative impact on our consolidated financial position, results of operations or cash flows.

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

Our industry is highly competitive.  To compete successfully, our products must excel in terms of quality, price, features, ease of use, safety and comfort, and we must also provide excellent customer service.  The greater financial resources of certain of our competitors may put us at a competitive disadvantage.  Low-cost competition from China and other developing markets could also result in decreased demand for our products.  If competition in our industry intensifies or if our current competitors lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products.  If we are unable to provide continued technological improvements in our equipment that meet our customers’ expectations, or the industry’s expectations, the demand for our equipment could be substantially adversely affected.  This may reduce revenue from our products and services, lower our gross margins or cause us to lose market share.

We have suffered and may suffer further losses from operations.

Terex had a loss from operations of $401.7 million for the year ended December 31, 2009 and a loss from operations of $73.8 million for the year ended December 31, 2010.  Although we have taken substantial steps to improve our operating performance, there can be no assurances that we will be profitable in the 2011 fiscal year or in any future years.  If we remain unable to generate sufficient revenues to become profitable, this can have a number of negative impacts on the Company.  For example, continued losses may require us to record goodwill impairments in some of our reporting units or impair the value of some of our long-lived assets. Sustained operating losses may also impact our compliance with our covenants under our bank credit facility and the indentures for our various outstanding debt securities.

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

We rely on sales of our products to generate cash from operations.  Significant portions of our sales are financed by third party finance companies on behalf of our customers.  The availability of financing by third parties is affected by general economic conditions, the credit worthiness of our customers and the estimated residual value of our equipment.  Deterioration in the credit quality of our customers or the estimated residual value of our equipment could negatively impact the ability of our customers to obtain the resources they need to purchase our equipment.  Given the current economic conditions, there can be no assurance that third party finance companies will continue to extend credit to our customers.

Due to the ongoing weakness in certain global economies, some of our customers have been unable to obtain the credit they need to buy our equipment.  As a result, some of our customers may need to cancel existing orders.  Given the lack of liquidity, our customers may be compelled to sell their equipment at less than fair value to raise cash, which could have a negative impact on residual values of our equipment.  These economic conditions could have a material adverse effect on demand for our products and on our financial condition and operating results.

We provide financing and credit support for some of our customers.

We assist customers in their rental, leasing and acquisition of our products through TFS.  We provide financing for some of our customers, primarily in the U.S. to acquire and use our equipment through loans, sales-type leases, and operating leases.  TFS enters into these financing agreements with the intent either to hold the financing until maturity or to sell the financing to a third party within a short time period.  Until such financing obligations are satisfied through either customer payments or a third party sale, we retain the risks associated with such customer financing.  Our results could be adversely affected if such customers default on their contractual obligations to us or if the residual values of such equipment on these transactions decline below the original estimated values.

As described above, our customers, from time to time, may fund the acquisition of our equipment through third-party finance companies. In certain instances, we may provide credit guarantees, residual value guarantees or buyback guarantees.  With these guarantees we must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer’s payment history, leverage, availability of third party financing, political and exchange risks, and other factors.  Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty.  In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to recognize a liability for a guarantee we expect to pay, taking into account any amounts that we would anticipate realizing if we are forced to repossess the equipment that supports the customer’s financial obligations to us.  During periods of economic weakness, the collateral underlying our guarantees of indebtedness of customers or receivables can decline sharply, thereby increasing our exposure to losses.  In the future, we may incur losses in excess of our recorded reserves if the financial condition of our customers were to deteriorate further or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers’ financial obligations is not realized.  To date, losses related to guarantees have been negligible, however there can be no assurance that our historical experience with respect to guarantees will be indicative of future results.

We may experience losses in excess of our recorded reserves for doubtful accounts.

As of December 31, 2010, we had trade receivables of $782.5 million.  We evaluate the collectability of open accounts, finance receivables and notes receivable based on a combination of factors and establish reserves based on our estimates of potential losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to collect.  We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of our customers and past collections experience.  Continued economic weakness could result in additional requirements for specific reserves, which could have a negative impact on our consolidated financial position.

We are dependent upon third-party suppliers, making us vulnerable to supply shortages and price increases.

We obtain materials and manufactured components from third-party suppliers.  In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers.  However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials are generally available.  Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources.  Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, labor disputes, impaired supplier financial condition, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism.  Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition.

In addition, we purchase material and services from our suppliers on terms extended based on our overall credit rating.  Deterioration in our credit rating may impact suppliers’ willingness to extend terms and in turn increase the cash requirements of our business.

We have debt outstanding and must comply with restrictive covenants in our debt agreements.

Our existing debt agreements contain a number of significant covenants, which limit our ability to, among other things, borrow additional money, make capital expenditures, pay dividends, dispose of assets and acquire new businesses.  These covenants also require us to maintain liquidity of not less than $250 million on the last day of each fiscal quarter through June 30, 2011 and, thereafter, maintain a specified senior secured debt leverage ratio.  These covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.  If we are unable to comply with these covenants, there would be a default under these debt agreements.  Changes in economic or business conditions, results of operations or other factors could cause us to default under our debt agreements.  A default, if not waived by our lenders, could result in acceleration of our debt and possibly bankruptcy.

We may be unable to generate sufficient cash flow to service our debt obligations.

Servicing our debt requires a significant amount of cash.  Our ability to generate sufficient cash depends on numerous factors beyond our control and our business may not generate sufficient cash flow from operating activities.  Our ability to make payments on, and to refinance, our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future.  To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Lower sales, or uncollectible receivables, generally will reduce our cash flow.

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

•                  transportation delays and interruptions;

•                  costs and difficulties in integrating, staffing and managing international operations, especially in developing markets such as China, India, Brazil, Russia and the Middle East;

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

We are subject to the Foreign Corrupt Practice Act (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business.  Our international activities create the risk of unauthorized payments or offers of payments in violation of the FCPA by one of our employees, consultants, sales agents or distributors, because these parties are not always subject to our control.  Any violations of the FCPA could result in significant fines, criminal sanctions against us or our employees, and prohibitions on the conduct of our business, including our business with the U.S. government.

Difficulties in managing and expanding into developing markets could divert management’s attention from our existing operations.

We plan to increase our presence in developing markets such as China, India, Brazil, Russia and the Middle East.  Increasing these efforts will require us to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist.  Any significant difficulties in expanding our operations in developing markets may divert management’s attention from our existing operations.

Expansion into developing markets may require modification of products to meet local requirements or preferences.  Modification to the design of our products to meet local requirements and preferences may take longer or be more costly than we anticipate and could have a material adverse effect on our ability to achieve international sales growth.

We may be adversely impacted by work stoppages and other labor matters.

As of December 31, 2010, we employed approximately 16,300 people worldwide, including approximately 5,600 employees in the U.S.  Approximately 5% of our employees in the U.S. are represented by labor unions.  Outside of the U.S., we enter into employment contracts and collective agreements in those countries in which such relationships are mandatory or customary.  The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.  We have collective agreements that are set to expire in 2011.  While we have no reason to believe that we will be impacted by work stoppages or other labor matters, we cannot assure that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our employees.  Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce.

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

In addition, increasing laws and regulations dealing with the environmental aspects of the products we manufacture can result in significant expenditures in designing and manufacturing new forms of equipment that satisfy such new laws and regulations.  In particular, climate change is receiving increasing attention worldwide.  Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.  While additional regulation of emissions in the future appears likely, it is too early to predict how this regulation will ultimately affect our business, operations or financial results, although government policies limiting greenhouse gas emissions of our products will likely require increased compliance expenditures on our part.

Compliance with these laws and regulations has required, and will continue to require, us to make expenditures, however we do not expect these expenditures to have a material adverse effect on our business or results of operations.

We face litigation and product liability claims, class action lawsuits and other liabilities.

In our lines of business, numerous suits have been filed alleging damages for accidents that have occurred during the use or operation of our products.  We are also engaged as a defendant in various legal proceedings with respect to intellectual property rights.  For more detail, see “Item 3 – Legal Proceedings.”  We are self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, workers’ compensation and automobile liability.  Insurance coverage is obtained for catastrophic losses as well as those risks required to be insured by law or contract.  We do not believe that the outcome of such matters will have a material adverse effect on our consolidated financial position; however, any significant liabilities not covered by insurance could have an adverse effect on our financial condition.

We are the subject of a securities class action lawsuit, an Employee Retirement Income Security Act of 1974 (“ERISA”) class action lawsuit and a stockholder derivative lawsuit.  These lawsuits generally cover the time period from February 2008 to February 2009 and allege, among other things, that certain of our SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiffs and the members of the purported class when they purchased our securities and that there were breaches of fiduciary duties and of disclosure requirements under ERISA.  We believe that the allegations in the suits are completely without merit, and Terex, its directors and the named executives will vigorously defend against them. We believe that we have acted, and continue to act, in compliance with federal securities laws and ERISA law with respect to these matters.  However, the outcome of the lawsuits cannot be predicted and, if determined adversely, could ultimately result in us incurring significant liabilities.

We must comply with an injunction and related obligations resulting from the settlement of an SEC investigation.

In August 2009, a final court decree formalized the settlement that was entered into to resolve the previously disclosed SEC investigation of Terex related mainly to (1) certain transactions between us and United Rentals, Inc. that took place in 2000 and 2001, and one transaction between United Rentals, Inc. and one of our subsidiaries that took place in 2001 before that subsidiary was acquired by Terex, and (2) the circumstances of the restatement of certain of our financial statements for the years 2000-2004.  The settlement resolved all matters relating to the potential liability of Terex, but did not address our current or former employees.  Under the terms of the settlement, we paid a civil penalty of $8 million in August 2009 and we consented, without admitting or denying the SEC’s allegations, to the entry of a judgment which enjoins us from committing or aiding and abetting any future violations of the anti-fraud, books and records, reporting and internal control provisions of the federal securities laws and related SEC rules.

We and our directors, officers and employees are required to comply at all times with the terms of this injunction.  In addition, in 1999 regarding a separate and unrelated SEC investigation, we consented to the entry of an administrative cease and desist order prohibiting future violations of certain provisions of the federal securities laws.  As a result, if we commit or aid or abet any future violations of the anti-fraud, books and records, reporting and internal control provisions of the federal securities laws and related SEC rules, we are likely to suffer severe penalties, financial and otherwise, that could have a material negative impact on our business and results of operations.

Further, as a result of the settlement and final court decree in August 2009, for a period of three years, or such earlier time as we are able to obtain a waiver from the SEC, (i) we are no longer qualified as a “well known seasoned issuer” (“WKSI”) as defined in Rule 405 of the Securities Act of 1933, and cannot take advantage of the benefits available to a WKSI, (ii) we cannot rely on the safe harbor provisions regarding forward-looking statements provided by the regulations issued under the Securities Exchange Act of 1934 and (iii) we cannot utilize Regulation A or D.  Taken together, these rules limit our ability to access the capital markets and utilize certain provisions available generally to other U.S. public companies.

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

ITEM 2.                  PROPERTIES

The following table outlines the principal manufacturing, warehouse and office facilities owned or leased (as indicated below) by the Company and its subsidiaries:

BUSINESS UNIT	FACILITY LOCATION	TYPE AND APPROXIMATE SIZE OF FACILITY

Terex (Corporate Offices)	Westport, Connecticut (1)	Office
167,000 sq. ft.
Aerial Work Platforms	Redmond, Washington (1)	Office, manufacturing and warehouse
750,000 sq. ft.
	Moses Lake, Washington (1)	Office, manufacturing and warehouse
422,000 sq. ft.
	North Bend, Washington (1)	Manufacturing and warehouse
192,000 sq. ft
	Rock Hill, South Carolina	Office, manufacturing and warehouse
121,000 sq. ft.
	Perugia, Italy	Office, manufacturing and warehouse
114,000 sq. ft.
	Darra, Australia (1)	Warehouse
56,000 sq. ft.
	Maddington, Australia (1)	Warehouse
54,000 sq. ft.
	Watertown, South Dakota	Office, manufacturing and warehouse
250,000 sq. ft.
	Huron, South Dakota	Office and manufacturing
88,000 sq. ft.
	Changzhou, China	Office, manufacturing and warehouse
312,000 sq. ft.
Construction	Motherwell, Scotland (1)	Office, manufacturing and warehouse
473,000 sq. ft.
	Bad Schoenborn, Germany	Office, manufacturing and warehouse
238,000 sq. ft.
	Grand Rapids, Minnesota	Office, manufacturing and warehouse
199,000 sq. ft.
	Coventry, England (1)	Office, manufacturing and warehouse
326,000 sq. ft.
	Langenburg, Germany	Office, manufacturing and warehouse
102,000 sq. ft.
	Gerabronn, Germany	Office and manufacturing
147,000 sq. ft.
	Rothenburg, Germany (2)	Office and warehouse
97,000 sq. ft.
	Crailsheim, Germany	Office and manufacturing
185,000 sq. ft.
	Southaven, Mississippi (1)	Office and warehouse
505,000 sq. ft.
	Greater Noida, Uttar Pradesh, India (1)	Office, manufacturing and warehouse
155,000 sq. ft.
	Cachoeirinha, Brazil	Office, manufacturing and warehouse
78,000 sq. ft.
	Oklahoma City, Oklahoma	Office, manufacturing and warehouse
620,000 sq. ft.
	Canton, South Dakota	Office, manufacturing and warehouse
71,000 sq. ft.
	Rock Hill, South Carolina	Office, manufacturing and warehouse
47,000 sq. ft.
	Fort Wayne, Indiana	Office, manufacturing and warehouse
178,000 sq. ft.
Cranes	Crespellano, Italy	Office, manufacturing and warehouse
66,000 sq. ft.
	Montceau-les-Mines, France	Office, manufacturing and warehouse
418,000 sq. ft.

BUSINESS UNIT	FACILITY LOCATION	TYPE AND APPROXIMATE SIZE OF FACILITY

	Waverly, Iowa	Office, manufacturing and warehouse
312,000 sq. ft.
	Brisbane, Australia (1)	Office, manufacturing and warehouse
42,000 sq. ft.
	Fontanafredda, Italy	Office, manufacturing and warehouse
118,000 sq. ft.
	Wilmington, North Carolina	Office, manufacturing and warehouse
559,000 sq. ft.
	Zweibruecken-Dinglerstrasse, Germany	Office, manufacturing and warehouse
483,000 sq. ft.
	Zweibruecken-Wallerscheid, Germany (1)	Office, manufacturing and warehouse
336,000 sq. ft.
	Bierbach, Germany (1)	Warehouse and manufacturing
198,000 sq. ft.
	Pecs, Hungary (1)	Office and manufacturing
82,000 sq. ft.
	Luzhou, China	Office, manufacturing and warehouse
1,100,000 sq. ft.
	Jinan, China	Office, manufacturing and warehouse
416,000 sq. ft.
	Long Crendon, England	Office and warehouse
140,000 sq. ft.
	Lentigione, Italy	Office, manufacturing and warehouse
323,000 sq. ft
	Monfalcone, Italy	Office, manufacturing and warehouse
538,000 sq. ft.
	Würzburg, Germany	Office, manufacturing and warehouse
323,000 sq. ft.
	Xiamen, China	Office, manufacturing and warehouse
538,000 sq. ft.
Materials Processing	Subang Jaya, Malaysia (1)	Manufacturing and warehouse
111,000 sq. ft.
	Hosur, India	Manufacturing
215,000 sq. ft.
	Durand, Michigan	Office, manufacturing and warehouse
114,000 sq. ft.
	Omagh, Northern Ireland (1)	Office, manufacturing and warehouse
153,000 sq. ft.
	Dungannon, Northern Ireland (1)	Office, manufacturing and warehouse
330,000 sq. ft.
	Coalville, England	Office, manufacturing and warehouse
119,000 sq. ft.
	Quanzhou, China	Office and manufacturing
19,000 sq. ft.

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

General

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

ERISA, Securities and Stockholder Derivative Lawsuits

We have received complaints seeking certification of class action lawsuits in an ERISA lawsuit, a securities lawsuit and a stockholder derivative lawsuit as follows:

•	A consolidated complaint in the ERISA lawsuit was filed in the United States District Court, District of Connecticut on September 20, 2010 and is entitled In Re Terex Corp. ERISA Litigation.

•

A consolidated class action complaint for violations of securities laws in the securities lawsuit was filed in the United States District Court, District of Connecticut on November 18, 2010 and is entitled Sheet Metal Workers Local 32 Pension Fund and Ironworkers St. Louis Council Pension Fund, individually and on behalf of all others similarly situated v. Terex Corporation, et al.

•

A stockholder derivative complaint for violation of the Securities and Exchange Act of 1934, breach of fiduciary duty, waste of corporate assets and unjust enrichment was filed on April 12, 2010 in the United States District Court, District of Connecticut and is entitled Peter Derrer, derivatively on behalf of Terex Corporation v. Ronald M. DeFeo, Phillip C. Widman, Thomas J. Riordan, G. Chris Andersen, Donald P. Jacobs, David A. Sachs, William H. Fike, Donald DeFosset, Helge H. Wehmeier, Paula H.J. Cholmondeley, Oren G. Shaffer, Thomas J. Hansen, and David C. Wang, and Terex Corporation.

These lawsuits generally cover the period from February 2008 to February 2009 and allege, among other things, that certain of our SEC filings and other public statements contained false and misleading statements which resulted in damages to the Company, the plaintiffs and the members of the purported class when they purchased our securities and in the ERISA lawsuit and the stockholder derivative complaint, that there were breaches of fiduciary duties and of ERISA disclosure requirements.  The stockholder derivative complaint also alleges waste of corporate assets relating to the repurchase of our shares in the market and unjust enrichment as a result of securities sales by certain officers and directors. The complaints all seek, among other things, unspecified compensatory damages, costs and expenses.  The stockholder derivative complaint also seeks amendments to our corporate governance procedures in addition to unspecified compensatory damages from the individual defendants in our favor.

We believe that the allegations in the suits are without merit, and Terex, its directors and the named executives will continue to vigorously defend against them.  We believe that we have acted, and continue to act, in compliance with federal securities laws and ERISA law with respect to these matters.  Accordingly, on November 19, 2010 we filed a motion to dismiss the ERISA lawsuit and on January 18, 2011 we filed a motion to dismiss the securities lawsuit.  These motions are currently in the briefing stage and pending before the court.  The plaintiff in the stockholder derivative lawsuit has agreed with us to put this lawsuit on hold pending the outcome of the motion to dismiss in connection with the securities lawsuit.

Post-Closing Dispute with Bucyrus

We are involved in a dispute with Bucyrus regarding the calculation of the value of the net assets of the Mining business.  Bucyrus has provided us with their calculation of the net asset value of the Mining business, which seeks a payment of approximately $149 million from us to Bucyrus.  We believe that the Bucyrus calculation of the net asset value is incorrect and not in accordance with the terms of the definitive agreement.  We have objected to Bucyrus’ calculation and have provided Bucyrus with our own calculation of the net asset value, which does not require any payment from the Company to Bucyrus.  We initiated a court proceeding on October 29, 2010 in the Supreme Court of the State of New York, County of New York, to enforce and protect our rights under the definitive agreement for the Mining business sale.  While we believe Bucyrus’ position is without merit and we are vigorously opposing it, no assurance can be given as to the final resolution of this dispute or that we will not ultimately be required to make a substantial payment to Bucyrus.

Powerscreen Patent Infringement Lawsuit

On December 6, 2010, we received an adverse jury verdict in a patent infringement lawsuit brought against Powerscreen International Distribution Limited (“Powerscreen”) and Terex by Metso Minerals Inc. (“Metso”) in the United States District Court for the Eastern District of New York.  The lawsuit involved the claim by Metso that the folding side conveyor of Powerscreen screening plants violates a patent held by Metso in the United States.  We do not agree that the accused Powerscreen mobile screening plants or their folding conveyor infringe the subject patent held by Metso. These types of patent cases are very complex and we strongly believe that the verdict is contrary to both the law and the facts.  Accordingly, we will be appealing the verdict and believe that we will ultimately prevail on appeal.  This verdict only relates to certain models of Powerscreen mobile screening plants with the alleged infringing folding side conveyor design sold in the United States.  We do not expect this verdict will have a material impact on our consolidated business or overall operating results.

For information concerning other contingencies and uncertainties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Uncertainties.”

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock, par value $.01 per share (“Common Stock”) is listed on the NYSE under the symbol “TEX.”  The high and low quarterly stock prices for our Common Stock on the NYSE Composite Tape (for the last two completed years) are as follows:

	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
High	$31.35	$23.13	$28.71	$23.89	$25.61	$21.27	$17.92	$21.11
Low	$21.55	$16.79	$18.57	$17.32	$18.08	$10.24	$8.90	$7.34

No dividends were declared or paid in 2010 or 2009.  Certain of our debt agreements contain restrictions as to the payment of cash dividends to stockholders. In addition, Delaware law limits payment of dividends.  We intend generally to retain earnings, if any, to fund the development and growth of our business, pay down debt or repurchase stock.  We may consider paying dividends on the Common Stock at some point in the future, subject to the limitations described above.  Any future payments of cash dividends will depend upon our financial condition, capital requirements and earnings, as well as other factors that the Board of Directors may deem relevant.

As of February 14, 2011, there were 1,066 stockholders of record of our Common Stock.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies.  The stock performance graph shows the change in market value of $100 invested in our Common Stock, the Standard & Poor’s 500 Stock Index and a peer group of comparable companies (“Peer Group”) for the period commencing December 31, 2005 through December 31, 2010.  The cumulative total stockholder return assumes dividends are reinvested.  The stockholder return shown on the graph below is not indicative of future performance.

The Peer Group consists of the following companies, which are in similar lines of business to Terex: Astec Industries, Inc., Caterpillar Inc., CNH Global N.V., Deere & Co., JLG Industries, Inc. (ended December 6, 2006), Joy Global Inc., Manitowoc Co. and Oshkosh Corporation (since December 7, 2006).  The companies in the Peer Group are weighted by market capitalization.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Terex Corporation, the S&P 500 Index

and a Peer Group.

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2011 S&P, a division of The McGraw-Hill Companies Inc. All right reserved.

	12/05	12/06	12/07	12/08	12/09	12/10
Terex Corporation	100.00	217.44	220.77	58.32	66.70	104.51
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
Peer Group	100.00	117.34	175.61	80.19	116.98	190.06
Copyright© 2011 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

(b) Not applicable.

(c) Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA

The following table summarizes our selected financial data and should be read in conjunction with the more detailed Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in millions, except per share amounts and employees)

	AS OF OR FOR THE YEAR ENDED DECEMBER 31,
	2010	2009	2008	2007	2006
SUMMARY OF OPERATIONS
Net sales	$4,418.2	$3,858.4	$7,958.9	$7,568.5	$6,436.6
Goodwill impairment	—	—	(459.9)	—	—
(Loss) income from operations	(73.8)	(401.7)	170.8	821.1	632.1
(Loss) income from continuing operations	(211.5)	(406.4)	(74.7)	527.6	358.4
(Loss) income from discontinued operations – net of tax	(15.3)	21.7	150.4	91.6	52.9
Gain (loss) on disposition of discontinued operations – net of tax	589.3	(12.6)	—	—	(7.7)
Net income (loss) attributable to common stockholders	358.5	(398.4)	71.9	613.9	399.9
Per Common and Common Equivalent Share:
Basic attributable to common stockholders
(Loss) income from continuing operations	$(1.98)	$(3.97)	$(0.80)	$5.10	$3.52
(Loss) income from discontinued operations – net of tax	(0.14)	0.21	1.53	0.90	0.53
Gain (loss) on disposition of discontinued operations – net of tax	5.42	(0.12)	—	—	(0.08)
Net income (loss) attributable to common stockholders	3.30	(3.88)	0.73	6.00	3.97
Diluted attributable to common stockholders
(Loss) income from continuing operations	$(1.98)	$(3.97)	$(0.80)	$4.98	$3.44
(Loss) income from discontinued operations – net of tax	(0.14)	0.21	1.53	0.87	0.51
Gain (loss) on disposition of discontinued operations – net of tax	5.42	(0.12)	—	—	(0.07)
Net income (loss) attributable to common stockholders	3.30	(3.88)	0.73	5.85	3.88

CURRENT ASSETS AND LIABILITIES
Current assets	$3,968.9	$3,914.6	$4,040.9	$4,776.9	$3,432.8
Current liabilities	1,674.2	1,554.7	1,824.6	2,175.3	2,027.2
PROPERTY, PLANT AND EQUIPMENT
Net property, plant and equipment	$573.5	$605.0	$408.4	$345.0	$278.5
Capital expenditures	55.0	50.4	103.6	94.1	55.4
Depreciation	78.6	70.2	62.9	52.3	49.0
TOTAL ASSETS	$5,516.4	$5,713.8	$5,445.4	$6,316.3	$4,785.9

CAPITALIZATION
Long-term debt and notes payable (includes capital leases)	$1,686.3	$1,966.4	$1,435.5	$1,351.2	$754.6
Total Terex Corporation Stockholders’ Equity	2,083.2	1,650.2	1,721.7	2,343.2	1,751.0
Dividends per share of Common Stock	—	—	—	—	—
Shares of Common Stock outstanding at year end	108.1	107.3	94.0	100.3	101.1
EMPLOYEES	16,300	15,000	16,500	17,600	15,500

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements for a discussion of “Discontinued Operations,” “Acquisitions,” “Goodwill,” “Long-Term Obligations” and “Stockholders’ Equity.”

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a diversified global equipment manufacturer of a variety of machinery products.  We are focused on delivering reliable, customer-driven solutions for a wide range of commercial applications, including the construction, infrastructure, quarrying, mining, shipping, transportation, refining, energy and utility industries.  We operate in four reportable segments: (i) AWP; (ii) Construction; (iii) Cranes; and (iv) MP.

Our AWP segment designs, manufactures, refurbishes, services and markets aerial work platform equipment, telehandlers, light towers and utility equipment, as well as their related replacement parts and components.  Customers use our AWP products to construct and maintain industrial, commercial and residential buildings and facilities, construct and maintain utility and telecommunication lines, trim trees in construction and foundation drilling applications and for other commercial operations, as well as in a wide range of infrastructure projects.  Additionally, we own much of the North American distribution channel for our utility products group and operate a fleet of rental utility products in certain areas of the United States.

Our Construction segment designs, manufactures and markets heavy and compact construction equipment, as well as roadbuilding equipment, including asphalt and concrete equipment, landfill compactors and bridge inspection equipment, as well as their related replacement parts and components.  Construction, forestry, rental, mining, industrial and government customers use these products in construction and infrastructure projects, to build roads and bridges and in coal, minerals, sand and gravel operations.  We acquired A.S.V., Inc. (“ASV”) on February 26, 2008. The results of ASV are included in the Construction segment from its date of acquisition.

Our Cranes segment designs, manufactures, services and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, lattice boom truck cranes, truck-mounted cranes (boom trucks) and specialized port and rail equipment, including straddle and sprinter carriers, gantry cranes, mobile harbor cranes, ship-to-shore cranes, reach stackers, lift trucks and forklifts, as well as their related replacement parts and components.  Our Cranes products are used primarily for construction, repair and maintenance of commercial buildings, manufacturing facilities and infrastructure and material handling at port and railway facilities.  We acquired the port equipment businesses of Reggiane Cranes and Plants S.p.A. and Noell Crane Holding GmbH (collectively, “Terex Port Equipment” or the “Port Equipment Business”) on July 23, 2009.  The results of the Port Equipment Business are included in the Cranes segment from its date of acquisition.

Our MP segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders and related components and replacement parts.  Construction, quarrying, mining and government customers use our MP products in construction and infrastructure projects and various quarrying and mining applications.

We also assist customers in their rental, leasing and acquisition of our products through TFS.

On February 19, 2010, we completed the disposition of our Mining business to Bucyrus.  The results of the Mining business were consolidated within the former Materials Processing & Mining Segment.  On December 31, 2009, we sold the assets of our construction trailer business.  The results of this business were formerly consolidated within the AWP segment.  In March 2010, we sold the assets of our Powertrain pumps business and gears business.  The results of these businesses were formerly consolidated within the Construction segment.  On March 10, 2010, we entered into a definitive agreement to sell our Atlas heavy construction equipment and knuckle-boom crane businesses.  The results of these businesses were formerly consolidated within the Construction and Cranes segments, respectively.  On April 15, 2010, we completed the portion of this transaction related to the operations in Germany and completed the portion of this transaction related to the operation in the United Kingdom on August 11, 2010.  Due to the divestiture of these businesses, the reporting of these businesses has been included in discontinued operations for all periods presented.

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

Overview

Our results for 2010 reveal a mix of performances.  Over the year, we saw our AWP, Construction and MP segments show significant improvement from the lowest levels experienced during 2009.  However, our Cranes segment weakened more than anticipated.  Production schedules continued to increase in most of our businesses, resulting in higher manufacturing utilization and better absorption of fixed costs, which was a primary contributor to our year-over-year operating profit improvement.  In addition, the impact of restructuring activities continued to result in improved financial results, which we believe will continue going forward.  See Note M —“Restructuring and Other Charges” in our Consolidated Financial Statements for a detailed description of our restructuring activities, including the reasons, timing and costs associated with such actions.

For 2011, our focus will continue to be on growth.  We continue to invest in developing markets.  We are building a new facility in Brazil and have recently started production in our new Chinese AWP facility, as well as in our MP facility in India.  These are critical steps in our goal to manufacture in markets that are growing, and are expected to continue to grow, their non-residential construction spending substantially.  In 2010, our Cranes and MP businesses also entered into new joint ventures in China.  In addition, we also invested approximately $83 million in net additional financing receivables as part of our initiatives to provide solutions to our customers and help accelerate the growth of our businesses.  We expect to continue this trend into 2011, with an anticipated $150 million of net additional funding being used to expand TFS in key markets like China, in addition to continuing to support our base business activities.

We continue to have significant liquidity, which was $1,397.6 million at December 31, 2010.  In October 2010, we repaid the entire $270.2 million principal amount of our term loans.  Additionally, in January 2011, we repaid the entire $297.6 million principal amount of our 7-3/8% Senior Subordinated Notes due 2014 (“7-3/8% Notes”).  We continue to research and analyze potential acquisition targets; however, it remains difficult to predict when appropriate transactions might present themselves.

Our performance for 2010 was generally in line with our expectations, except for weaker than anticipated sales in the Cranes business.  Net sales increased approximately 15% on a year-over-year basis and we incurred an operating loss of approximately $74 million compared to an operating loss of approximately $402 million in 2009.  We continue to see an improving business environment, with backlog growing in three of our four segments when compared to 2009 levels, except for Cranes, where all-terrain and crawler cranes showed weakness.

For our AWP business, stable demand and increasing fleet age are leading rental and utility customers to address equipment requirements as evidenced by recent orders.  Furthermore, we have successfully captured additional market share in some developing markets and recent customer meetings have reinforced our confidence in an improving environment for AWP in 2011.  We sharply reduced operating losses in our Construction segment compared to the prior year.  This segment undertook a significant restructuring and, while there are still a few challenges ahead, 2011 looks to be a turning point.  Our Construction segment is seeing positive demand from certain markets, such as Central Europe and Brazil.  Additionally, we expect that new product offerings, such as our skid steer loaders, will begin to favorably impact our results as we move through 2011.  In contrast, our Cranes segment experienced a challenging year.  We experienced a significant drop in net sales for our all-terrain and crawler crane products with a recovery in rough terrain cranes.  And while we expect Cranes results to improve as we move through the year, many of our large crane orders, both in mobile cranes and port equipment, will not ship until the latter part of 2011.  We believe we are at the bottom of the business cycle for our Cranes segment in North America, growing in developing markets, but uncertain about 2011 in Europe.  Our MP segment continued to gain momentum with new product launch successes and planned increases in production in our Indian facility.  North American and European markets are recovering in line with expectations and the mining application for rock-crushing equipment continued to provide demand in Australia, primarily for coal.

We expect 2011 to reflect continued strengthening trends in AWP, Construction and MP.  In addition, we have seen a recent sequential upturn in order rates in our Cranes business as we secured several large contracts in the fourth quarter of 2010 for longer term delivery schedules.  Consequently, we expect net sales in 2011 of $5.0 billion to $5.4 billion, an increase of approximately 13-22% from 2010, and expect to generate income from operations in 2011 of $220 million to $250 million.  As a result, we expect earnings per share to be approximately $0.60 to $0.75 per share for 2011 based on an average share count of approximately 118 million shares, excluding the impact of restructuring and unusual items.  We expect to incur a loss of approximately $0.10 to $0.15 per share, excluding the impact of restructuring and unusual items, in the first quarter of 2011, with a return to profitability in the second quarter.  The estimated average share count includes shares that are contingently issuable upon conversion of our outstanding convertible notes and assumes an estimated volume weighted average stock price of $40 per share.

The mid and longer term expectations for Terex remain unchanged.  We are building the business in each product category, both in developed and developing markets. AWP, Construction and MP customers are optimistic for 2011, and we expect the Cranes business to reach its low point in 2011.  Although our Port Equipment Business is showing increasing quotation activity, we still expect this business to report an operating loss in 2011.  We continue to restructure this business and expect it to return to profitability in 2012.

ROIC continues to be the unifying metric that we use to measure our operating performance.  ROIC measures how effectively we utilize the capital invested in our operations.  After tax ROIC is determined by dividing the sum of NOPAT (as defined below) for each of the previous four quarters by the average of the sum of Total stockholders’ equity plus Debt (as defined below) less Cash and cash equivalents for the previous five quarters.  NOPAT, which is a non-GAAP measure, for each quarter is calculated by multiplying Income (loss) from continuing and discontinued operations by a figure equal to one minus the effective tax rate of the Company.  We believe that earnings from discontinued operations, as well as the net assets that comprise those operations invested capital, should be included in this calculation because it captures the financial returns on our capital allocation decisions for the measured periods.  Furthermore, we believe that return on capital deployed in TFS does not represent management of our primary operations and, therefore, TFS assets and results from operations have been excluded from the calculation below.  Additionally, we do not believe that the deferred gain on shares of Bucyrus stock held from the sale of our Mining business reflects our operations and, therefore, such deferred gain has been excluded from the calculation below.  The effective tax rate is equal to the (Provision for) benefit from income taxes divided by Income (loss) before income taxes for the respective quarter.  Debt is calculated using the amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion.  We calculate ROIC using the last four quarters’ NOPAT as this represents the most recent 12-month period at any given point of determination.  In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) over the same time period as the numerator (four quarters of average invested capital).

Terex management and the Board of Directors use ROIC as one of the primary measures to assess operational performance, including in connection with certain compensation programs.  We use ROIC as a unifying metric because we believe that it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement.  We believe that ROIC measures return on the amount of capital invested in our primary businesses excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance.  We also believe that adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested.  Consistent with this belief, we use ROIC in evaluating executive performance and compensation, as we have disclosed in the Compensation Discussion and Analysis in our proxy statement for the 2010 annual meeting of stockholders.  In 2008, we performed our annual goodwill impairment test, which resulted in a non-cash impairment charge for goodwill of $459.9 million, which represented all of the goodwill recorded in the Construction segment and all of the goodwill originally in the Utilities reporting unit, which is now part of the AWP segment.  However, we do not believe that non-cash impairment charges are indicative of returns on our invested capital.  Therefore, we have excluded the effect of these impairment charges from the metrics used in our calculation of ROIC.  As the tables below show, our ROIC at December 31, 2010 was negative 1.7%, up from negative 9.6% at December 31, 2009, mainly due to improved operating earnings and cash flow from operations in recent periods.

The amounts described below are reported in millions of U.S. dollars, except for the effective tax rates.

	Dec ‘10	Sep ‘10	Jun ‘10	Mar ‘10	Dec ‘09
Provision for (benefit from) income taxes as adjusted	$3.2	$41.8	$(25.5)	$(40.9)
Divided by: Loss before income taxes as adjusted	(37.7)	(51.4)	(39.4)	(119.7)
Effective tax rate as adjusted	(8.5%)	(81.3% )	64.7%	34.2%

Income (loss) from operations as adjusted	$0.8	$4.7	$(13.5)	$(72.9)
Multiplied by: 1 minus Effective tax rate as adjusted	108.5%	181.3%	35.3%	65.8%
Adjusted net operating income (loss) after tax	$0.9	$8.5	$(4.8)	$(48.0)

Debt (as defined above)	$1,686.3	$1,973.2	$1,960.8	$1,968.0	$1,966.4
Less: Cash and cash equivalents as adjusted	(894.2)	(1,354.3)	(1,513.6)	(1,796.2)	(971.2)
Debt less Cash and cash equivalents as adjusted	$792.1	$618.9	$447.2	$171.8	$995.2

Total Terex Corporation stockholders’ equity as adjusted	$1,907.2	$2,000.4	$1,908.1	$2,082.7	$1,649.8

Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$2,699.3	$2,619.3	$2,355.3	$2,254.5	$2,645.0

2010 ROIC	(1.7%)
Adjusted net operating loss after tax (last 4 quarters)	$(43.4)
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$2,514.7

Reconciliation of Loss before income taxes:	Three months ended 12/31/10	Three months ended 9/30/10	Three months ended 6/30/10	Three months ended 3/31/10
Loss from continuing operations before income taxes	$(37.6)	$(51.2)	$(35.3)	$(114.2)
Loss from discontinued operations before income taxes	(0.1)	(0.2)	(4.1)	(5.5)
Loss before income taxes as adjusted	$(37.7)	$(51.4)	$(39.4)	$(119.7)

Reconciliation of income (loss) from operations:
Income (loss) from operations as reported	$(0.5)	$3.6	$(10.4)	$(66.5)
Less: Loss from operations for TFS	1.3	1.3	1.6	1.6
Plus: Loss from operations for discontinued operations	-	(0.2)	(4.7)	(8.0)
Income (loss) from operations as adjusted	$0.8	$4.7	$(13.5)	$(72.9)

Reconciliation of (Benefit from) provision for income taxes:
(Benefit from) provision for income taxes as reported	$(4.9)	$38.6	$(23.6)	$(36.9)
(Benefit from) provision for income taxes for discontinued operations	8.1	3.2	(1.9)	(4.0)
(Benefit from) provision for income taxes as adjusted	$3.2	$41.8	$(25.5)	$(40.9)

Reconciliation of Cash and Cash Equivalents:	As of 12/31/10	As of 9/30/10	As of 6/30/10	As of 3/31/10	As of 12/31/09
Cash and Cash Equivalents as reported	$894.2	$1,354.3	$1,513.6	$1,796.2	$929.5
Cash and Cash Equivalents in discontinued operations	-	-	-	-	41.7
Cash and Cash Equivalents as adjusted	$894.2	$1,354.3	$1,513.6	$1,796.2	$971.2

Reconciliation of Terex Corporation stockholders’ equity:
Terex Corporation stockholders’ equity as reported	$2,083.2	$2,064.3	$1,881.1	$2,102.4	$1,650.2
TFS assets	(76.2)	(38.9)	(29.8)	(0.3)	(0.4)
Deferred (gain) loss on BUCY shares	(99.8)	(25.0)	56.8	(19.4)	-
Terex Corporation stockholders’ equity as adjusted	$1,907.2	$2,000.4	$1,908.1	$2,082.7	$1,649.8

	Dec ‘09	Sep ‘09	Jun ‘09	Mar ‘09	Dec ‘08
Provision for (benefit from) income taxes as adjusted	$21.8	$(24.5)	$(30.8)	$(24.0)
Divided by: Loss before income taxes as adjusted	(121.6)	(126.9)	(108.5)	(98.5)
Effective tax rate as adjusted	(17.9)%	19.3%	28.4%	24.4%

Loss from operations as adjusted	$(62.6)	$(94.5)	$(85.7)	$(72.5)
Multiplied by: 1 minus Effective tax rate as adjusted	117.9%	80.7%	71.6%	75.6%
Adjusted net operating loss after tax	$(73.8)	$(76.3)	$(61.4)	$(54.8)

Debt (as defined above)	$1,966.4	$2,002.9	$1,736.6	$1,482.8	$1,435.8
Less: Cash and cash equivalents as adjusted	(971.2)	(1,033.2)	(938.5)	(344.3)	(484.4)
Debt less Cash and cash equivalents as adjusted	$995.2	$969.7	$798.1	$1,138.5	$951.4

Total Terex Corporation stockholders’ equity as adjusted	$1,650.2	$1,819.5	$1,860.2	$1,569.8	$2,181.2

Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$2,645.4	$2,789.2	$2,658.3	$2,708.3	$3,132.6

2009 ROIC	(9.6)%
Adjusted net operating loss after tax (last 4 quarters)	$(266.3)
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$2,786.8

Reconciliation of ROIC table amounts adjusted for impairment:	Three months ended 12/31/08
Loss before income taxes	$(422.9)
Less: Goodwill impairment	(459.9)
Income before income taxes as adjusted	$37.0

Benefit from income taxes as reported	$2.7
Less: Benefit from income taxes on impairment	1.7
Benefit from income taxes as adjusted	$1.0

Income before income taxes as adjusted	$37.0
Plus: Benefit from income taxes as adjusted	1.0
Net income as adjusted	$38.0

Total Terex Corporation stockholders’ equity as reported	$1,721.7
Less: Net loss as reported	(421.5)
Add: Net income as adjusted	38.0
Total Terex Corporation stockholders’ equity as adjusted	$2,181.2

RESULTS OF OPERATIONS

2010 COMPARED WITH 2009

Terex Consolidated

	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$4,418.2	-	$3,858.4	-	14.5%
Gross profit	$602.9	13.6%	$297.0	7.7%	103.0%
SG&A	$676.7	15.3%	$698.7	18.1%	(3.1)%
Loss from operations	$(73.8)	(1.7)%	$(401.7)	(10.4)%	81.6%

Net sales for the year ended December 31, 2010 increased $559.8 million when compared to the same period in 2009.  Each of our segments, with the exception of Cranes, experienced higher net sales compared to the same period in 2009, primarily as a result of improved economic conditions, increased dealer purchases of rental equipment and our internal initiatives to improve sales performance.

Gross profit for the year ended December 31, 2010 increased $305.9 million when compared to the same period in 2009.  Higher manufacturing utilization and the effect of prior cost reduction efforts contributed approximately $216 million to the year-over-year improvement.  Lower restructuring charges, when compared with the prior year period, favorably impacted results by approximately $13 million.  Additionally, lower inventory charges in the current year period of approximately $31 million contributed to the increase in gross profit.

SG&A costs decreased by $22.0 million when compared to the same period in 2009.  SG&A costs in AWP and Construction decreased. SG&A costs in MP were essentially flat and increased in Cranes.  Prior cost reduction activities lowered general and administrative costs by approximately $27 million.  The decrease was also due to lower restructuring charges of approximately $19 million when compared with the prior year period, as well as $8 million recorded in the prior year period for the settlement of certain SEC matters.  The lower SG&A costs were partially offset by approximately $34 million from the impact of acquisitions in 2009.

Loss from operations decreased by $327.9 million for the year ended December 31, 2010 versus the comparable period in 2009.  The decrease was due to the items noted above, particularly improved net sales volume, improved manufacturing utilization, the effect of prior cost reductions and lower SG&A costs.

Aerial Work Platforms

	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,069.6	-	$838.1	-	27.6%
Gross profit	$147.0	13.7%	$14.8	1.8%	*
SG&A	$143.6	13.4%	$168.8	20.1%	(14.9)%
Income (loss) from operations	$3.4	0.3%	$(154.0)	(18.4)%	*

*              Not meaningful as a percentage

Net sales for the AWP segment for the year ended December 31, 2010 increased $231.5 million when compared to the same period in 2009.  While rental customers in the North American and European markets continued to age their aerial fleets and generally deferred the purchase of new products, selective buying patterns began to emerge.  Additionally, it appears that the reduction of inventory at rental locations slowed.  Developing markets remained a strong growth component for the AWP segment as demand for large booms, light towers and telehandlers continued to steadily improve in markets such as South America and Australia.  We also sold a portion of the segment’s utility rental fleet.

Gross profit for the year ended December 31, 2010 increased $132.2 million when compared to the same period in 2009.  The favorable impact of higher manufacturing utilization and prior manufacturing cost reduction actions improved results by approximately $143 million.  Lower restructuring costs and inventory write-downs favorably affected gross profit by approximately $18 million.  These increases were partially offset by approximately $22 million due to the negative impact from the mix of products sold.  Net transactional foreign currency losses negatively impacted results by approximately $9 million compared to the prior year period.

SG&A costs for the year ended December 31, 2010 decreased $25.2 million when compared to the same period in 2009.  Cost control efforts, including prior period restructuring actions, lowered SG&A spending by approximately $15 million as compared to the prior year period.  Additionally, the allocation of corporate expenses was lower by approximately $10 million in the current year compared to the prior year.

Income (loss) from operations for the year ended December 31, 2010 improved $157.4 million when compared to the same period in 2009.  The improvement was due to the items noted above, particularly higher net sales, higher manufacturing utilization, prior manufacturing cost reductions and lower SG&A costs.

Construction

	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,087.9	-	$840.1	-	29.5%
Gross profit (loss)	$92.6	8.5%	$(57.6)	(6.9)%	*
SG&A	$145.2	13.3%	$186.5	22.2%	(22.1)%
Loss from operations	$(52.6)	(4.8)%	$(244.1)	(29.1)%	78.5%

*              Not meaningful as a percentage

Net sales in the Construction segment increased by $247.8 million for the year ended December 31, 2010 when compared to the same period in 2009.  The improvement in net sales was driven by a broad-based recovery from trough levels in 2009 in most product categories and across most regions.  Material handlers sales increased significantly and the off-highway truck business experienced an increase in order and quotation activities, aided by strong demand from Latin American markets.  The compact construction equipment business experienced good order demand, including increased demand for the compact track loader product in North America and undercarriage components supplied to another major manufacturer.

Gross profit for the year ended December 31, 2010 increased $150.2 million when compared to the same period in 2009.  The favorable impact of increased sales activities, lower material costs and prior cost reduction actions improved operating results by approximately $55 million.  Manufacturing utilization improved gross profit when compared to the prior year period by approximately $39 million.  Additionally, approximately $34 million of lower restructuring and inventory charges in the current period contributed to the increase in gross profit.  Other cost of sales including warranty, transactional foreign currency and product liability expenses were lower by approximately $22 million in the current period.

SG&A costs for the year ended December 31, 2010 decreased $41.3 million when compared to the same period in 2009.  Cost control efforts, including prior period restructuring actions, lowered SG&A spending by approximately $17 million as compared to the prior year period.  Additionally, the allocation of corporate expenses was lower by approximately $10 million in the current year period.  Lower restructuring charges of approximately $14 million when compared to the prior year period also contributed to the decrease in SG&A costs.

Loss from operations for the year ended December 31, 2010 decreased $191.5 million when compared to the same period in 2009.  The decrease was due to the items noted above, particularly improved net sales, better manufacturing utilization and lower SG&A costs.

Cranes

	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,780.6	-	$1,890.9	-	(5.8)%
Gross profit	$268.5	15.1%	$319.0	16.9%	(15.8)%
SG&A	$235.0	13.2%	$215.4	11.4%	9.1%
Income from operations	$33.5	1.9%	$103.6	5.5%	(67.7)%

Net sales for the Cranes segment for the year ended December 31, 2010 decreased by $110.3 million when compared to the same period in 2009.  Demand for lower capacity crane products, including the lower end of the all-terrain product category, continued to weaken in 2010 as compared to the prior year period, as commercial construction demand remained soft.  The Cranes segment also experienced weakening demand for our crawler crane products in 2010.  Tower crane and rough terrain crane demand remained stable, albeit at low levels.  This lower demand more than offset the increased net sales due to acquisitions.

Gross profit for the year ended December 31, 2010 decreased by $50.5 million when compared to the same period in 2009.  Lower net sales, partially offset by the mix of larger cranes in the production schedule and the impact of reduced materials cost, negatively impacted profitability by approximately $91 million, excluding acquisitions.  Manufacturing utilization improved gross profit when compared to the prior year period by approximately $19 million.  The full year impact of acquisitions in 2010 also contributed approximately $21 million to gross profit.

SG&A costs for the year ended December 31, 2010 increased $19.6 million versus the same period in 2009.  The increase was primarily due to the impact of acquisitions, offset in part by a decrease in the allocation of corporate costs from the prior year period and improvement from prior cost reduction activities.

Income from operations for the year ended December 31, 2010 decreased $70.1 million versus the same period in 2009, resulting primarily from lower net sales volume and approximately $13 million from the impact of acquisitions, partially offset by improved manufacturing utilization.

As of October 1, 2010, we performed our annual goodwill impairment test for the Cranes segment, which resulted in the fair market value of the Cranes reporting unit exceeding its carrying value by 18%.  While no evidence of impairment was indicated, due to uncertainty and short-term volatility in the cranes market, we reviewed the Cranes reporting unit at December 31, 2010 to determine if the results of the October 1 test would be significantly different.  We did not find evidence of impairment at December 31, 2010, but we will continue to monitor the performance of the Cranes reporting unit and update the test as circumstances warrant.  If the Cranes reporting unit is unable to achieve its projected cash flows, the outcome of any prospective tests may result in recording goodwill impairment charges in future periods.  The amount of goodwill in the Cranes segment was $212.4 million as of December 31, 2010.

Materials Processing

	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$533.1	-	$353.6	-	50.8%
Gross profit	$90.7	17.0%	$14.8	4.2%	*
SG&A	$66.2	12.4%	$64.1	18.1%	3.3%
Income (loss) from operations	$24.5	4.6%	$(49.3)	(13.9)%	*

*              Not meaningful as a percentage

Net sales in the MP segment increased by $179.5 million for the year ended December 31, 2010 when compared to the same period in 2009.  Demand for materials processing equipment has increased as dealers have generally stopped reducing their inventory and are generally now ordering in concert with end market demand.  Additionally, markets such as Australia and South America are showing favorable signs of growth driven by both mining and infrastructure activities.

Gross profit for the year ended December 31, 2010 increased by $75.9 million when compared to the same period in 2009.  The increase in net sales, combined with the impact of lower material costs and pricing actions, positively affected profitability by approximately $47 million when compared with the prior year period.  Other favorable variances in the period included volume driven improved manufacturing utilization of approximately $16 million compared with the prior year period.  Lower foreign currency losses positively impacted results by approximately $6 million compared to the prior year period.

SG&A costs for the year ended December 31, 2010 increased $2.1 million over the same period in 2009, primarily due to increased selling and marketing costs associated with trade shows, partially offset by reduced restructuring charges and a decrease in the allocation of corporate costs from the prior year period.

Income (loss) from operations for the year ended December 31, 2010 improved $73.8 million when compared to 2009, primarily due to the items noted above, particularly higher net sales volume and improved manufacturing utilization.

Corporate/Eliminations

	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(53.0)	-	$(64.3)	-	17.6%
Loss from operations	$(82.6)	155.8%	$(57.9)	90.0%	(42.7)%

Net sales amounts include the elimination of intercompany sales activity among segments.  Loss from operations increased primarily from the impact of a lower allocation to the business segments of corporate expenses and higher costs associated with stock based compensation and other benefits, partially offset by lower costs as a result of previous restructuring activities and expense related to the SEC settlement in 2009.

Interest Expense, Net of Interest Income

During the year ended December 31, 2010, our interest expense net of interest income was $135.6 million, or $21.1 million higher than the prior year.  Higher debt levels resulting from our capital markets activity executed in June 2009 combined with acquisition-related debt incurred in July 2009 increased interest expense for the year ended December 31, 2010 by approximately $24 million when compared to the prior year period.  Additionally, accelerated amortization related to the redemption of the 7-3/8% Notes increased interest expense by approximately $2 million.  Interest income increased by approximately $5 million compared to the prior year period, reflecting cash balances in jurisdictions with higher return rates.

Loss on Early Extinguishment of Debt

We recorded a pre-tax charge for early extinguishment of debt of $1.4 million in the year ended December 31, 2010 for expense associated with the accelerated amortization of debt acquisition costs in connection with the repayment of all of our outstanding term debt on October 14, 2010.

Other Income (Expense) — Net

Other income (expense) — net for the year ended December 31, 2010 was expense of $19.6 million, an increase of $20.3 million when compared to income of $0.7 million in the prior year.  This was primarily due to a loss of approximately $21 million associated with marking to market the derivative contracts intended to partially mitigate the risks associated with shares of common stock of Bucyrus acquired in connection with the Mining business divestiture.

Income Taxes

During the year ended December 31, 2010, we recognized an income tax benefit of $26.8 million on a loss from continuing operations before income taxes of $238.3 million, an effective rate of 11.2%, as compared to an income tax benefit of $117.4 million on a loss from continuing operations before income taxes of $523.8 million, an effective rate of 22.4%, in the prior year.  The lower effective tax rate recorded in 2010 was principally attributable to the recognition of valuation allowances on certain deferred tax assets, the decision to carry back the U.S. tax net operating loss and changes in the jurisdictional mix of income.  The decrease in loss from continuing operations before income tax for the year ended December 31, 2010 compared to the year ended December 31, 2009 causes items of income tax expense and benefit in 2010 to have a more significant impact on the effective tax rate than in 2009.  When a loss from continuing operations before income tax (instead of income from continuing operations before income tax) is reported, tax expense items decrease the effective tax rate and tax benefit items increase the effective tax rate.

(Loss) Income from Discontinued Operations

We had losses from discontinued operations for the year ended December 31, 2010 primarily due to the results of the Atlas business prior to divestiture.  In the year ended December 31, 2009, we had income from discontinued operations primarily from the Mining business offset, in part, by losses in the Atlas business.

Gain (Loss) on Disposition of Discontinued Operations

For the year ended December 31, 2010, we recognized a gain, net of tax on the sale of the Mining business, partially offset by a loss, net of tax on the sale of the Atlas and Powertrain businesses.  For the year ended December 31, 2009, we incurred a loss, net of tax on the sale of the construction trailer business.  In addition, we incurred a loss, net of tax related to transaction costs incurred with the disposition of the Mining business.

2009 COMPARED WITH 2008

Terex Consolidated

	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$3,858.4	-	$7,958.9	-	(51.5)%
Gross profit	$297.0	7.7%	$1,531.1	19.2%	(80.6)%
SG&A	$698.7	18.1%	$900.4	11.3%	(22.4)%
Goodwill impairment	$-	-	$459.9	5.8%	(100.0)%
(Loss) income from operations	$(401.7)	(10.4)%	$170.8	2.1%	*

*       Not meaningful as a percentage

Net sales for the year ended December 31, 2009 decreased $4,100.5 million when compared to the same period in 2008.  The unfavorable translation effect of foreign currency exchange rate changes contributed approximately $252 million to the net sales decrease.  Excluding the unfavorable translation effect of foreign currency exchange rate changes, net sales in all segments declined by approximately $3,849 million from the prior year period, primarily as uncertainty about the global economy caused customers to defer purchasing equipment.

Gross profit for the year ended December 31, 2009 decreased $1,234.1 million when compared to the same period in 2008.  The unfavorable translation effect of foreign currency exchange rate changes decreased gross profit by approximately $28 million from the prior year period.  Excluding the unfavorable translation effect of foreign currency exchange rate changes, the impact of lower net sales volume decreased gross profit by approximately $1,135 million.  Charges, primarily related to production level and headcount reductions, decreased gross profit by approximately $71 million.

SG&A costs decreased by $201.7 million when compared to the same period in 2008.  Approximately $40 million of the decrease was due to the favorable translation effect of foreign currency exchange rate changes.  SG&A costs in all of the segments decreased by approximately $181 million due mainly to curtailment of spending and cost reductions.  These decreases were partially offset by approximately $19 million of charges related to headcount reductions.

In the fourth quarter of 2008, as part of our annual goodwill impairment test, we recorded a non-cash impairment charge for goodwill of $459.9 million.  There were no indicators of goodwill impairment in the test performed as of October 1, 2009.

Income (loss) from operations decreased by $572.5 million for the year ended December 31, 2009 versus the comparable period in 2008.  The decrease was due to the items noted above, particularly lower net sales volume, and higher costs due to lower production levels and headcount reductions, partially offset by lower SG&A costs.

Aerial Work Platforms

	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$838.1	-	$2,386.9	-	(64.9)%
Gross profit	$14.8	1.8%	$514.4	21.6%	(97.1)%
SG&A	$168.8	20.1%	$256.2	10.7%	(34.1)%
Goodwill impairment	$-	-	$42.8	1.8%	(100.0)%
(Loss) income from operations	$(154.0)	(18.4)%	$215.4	9.0%	*

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

Construction

	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$840.1	-	$1,835.9	-	(54.2)%
Gross (loss) profit	$(57.6)	(6.9)%	$178.0	9.7%	*
SG&A	$186.5	22.2%	$244.4	13.3%	(23.7)%
Goodwill impairment	$-	-	$417.1	22.7%	(100.0)%
Loss from operations	$(244.1)	(29.1)%	$(483.5)	(26.3)%	49.5%

*       Not meaningful as a percentage

Net sales in the Construction segment decreased by $995.8 million for the year ended December 31, 2009 when compared to the same period in 2008.  Lower machine sales volumes of approximately $784 million were largely responsible for the decrease in net sales.  Demand for both compact and heavy construction products remained weak during 2009, as construction activity continued to slow globally and commercial financing availability for projects and equipment remained tight. Additionally, lower parts, used equipment and other sales volumes decreased net sales by approximately $125 million.  The unfavorable translation effect of foreign currency exchange rate changes accounted for approximately $70 million of the decrease.

Gross profit for the year ended December 31, 2009 decreased $235.6 million when compared to the same period in 2008.  The impact of lower net sales volume decreased gross profit by approximately $232 million.  The impact of reductions in production levels and restructuring charges decreased gross profit by approximately $24 million.  This decrease was mostly offset by cost reduction activities initiated early in 2009, which lowered manufacturing and other direct costs compared to the same period in 2008.

SG&A costs for the year ended December 31, 2009 decreased $57.9 million when compared to the same period in 2008.  The favorable translation effect of foreign currency exchange rate changes decreased SG&A costs by approximately $16 million over the prior year period.  Reductions in spending and cost savings associated with headcount reductions lowered SG&A costs by approximately $53 million.  These reductions were partially offset by increased restructuring costs of approximately $14 million.

Excluding impairment charges of $417.1 million incurred in 2008, the loss from operations for the year ended December 31, 2009 increased $177.7 million when compared to the same period in 2008, resulting primarily from lower net sales volume and higher costs due to lower production levels, partially offset by lower SG&A costs.  Including goodwill impairment, the loss from operations decreased $239.4 million in 2009 compared to 2008.

Cranes

	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,890.9	-	$2,888.8	-	(34.5)%
Gross profit	$319.0	16.9%	$629.8	21.8%	(49.3)%
SG&A	$215.4	11.4%	$228.3	7.9%	(5.7)%
Income from operations	$103.6	5.5%	$401.5	13.9%	(74.2)%

Net sales for the Cranes segment for the year ended December 31, 2009 decreased by $997.9 million when compared to the same period in 2008.  The unfavorable translation effect of foreign currency exchange rate changes on sales more than offset the additional net sales relating to the Port Equipment Business and led to a net decrease in net sales of approximately $34 million.  Lower net sales volume, particularly for tower cranes and rough-terrain cranes, decreased net sales by approximately $1,149 million, as global commercial construction projects continued to slow and oil related energy demand for rough-terrain cranes remained soft.  This decrease was partially offset by approximately $200 million of increased sales volume of higher priced crawler and all-terrain cranes.

Gross profit for the year ended December 31, 2009 decreased by $310.8 million when compared to the same period in 2008.  Lower net sales volume decreased gross profit by approximately $422 million.  This was partially offset by approximately $107 million from improved sales of higher margin crawler and all-terrain cranes.  The unfavorable translation effect of foreign currency exchange rate changes decreased gross profit by approximately $18 million from the prior year period.

SG&A costs for the year ended December 31, 2009 decreased $12.9 million versus the same period in 2008.  The favorable translation effect of foreign currency exchange rate changes decreased SG&A costs by approximately $9 million over the prior year period.  Additionally, selling, marketing, engineering and other general administrative costs decreased by approximately $18 million.  These were partially offset by increased costs for Terex Port Equipment and restructuring costs of approximately $17 million.

Income from operations for the year ended December 31, 2009 decreased $297.9 million versus the same period in 2008, resulting primarily from lower net sales volume.

Materials Processing

	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$353.6	-	$987.9	-	(64.2)%
Gross profit	$14.8	4.2%	$202.7	20.5%	(92.7)%
SG&A	$64.1	18.1%	$92.6	9.4%	(30.8)%
(Loss) income from operations	$(49.3)	(13.9)%	$110.1	11.1%	*

*       Not meaningful as a percentage

Net sales in the MP segment decreased by $634.3 million for the year ended December 31, 2009 when compared to 2008.  Lower net sales volume across substantially all product lines in all markets of approximately $578 million was primarily responsible for the decrease in net sales.  The unfavorable translation effect of foreign currency exchange rate changes also decreased net sales by approximately $44 million.

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

Corporate/Eliminations

	2009		2008
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(64.3)	-	$(140.6)	-	54.3%
Loss from operations	$(57.9)	90.0%	$(72.7)	51.7%	20.4%

Our consolidated results include the elimination of intercompany sales activity among segments.  Loss from operations decreased approximately $71 million due to the favorable impact of cost reduction activities, including salary and benefit cuts and reduced external fees.  These decreases were partially offset by the reduction in the allocation of corporate costs to the business segments of approximately $37 million and the SEC settlement charge of $8 million.  Additionally, increased spending in developing markets administrative infrastructure and restructuring charges increased costs by approximately $9 million.

Interest Expense, Net of Interest Income

During the year ended December 31, 2009, our interest expense net of interest income was $114.5 million, or $32.9 million higher than the prior year.  This increase was primarily related to higher interest expense due to increased debt balances resulting from the capital markets activity in 2009 and acquisition-related debt incurred in connection with the Port Equipment Business purchase, as well as lower interest income due to lower interest rates.

Other Income (Expense) – Net

Other income (expense) – net for the year ended December 31, 2009 was income of $0.7 million, an increase of $2.7 million when compared to expense of $2.0 million in the prior year.  This was primarily due to currency translation gains in the current year period compared with losses in the prior year period.

Income Taxes

During the year ended December 31, 2009, we recognized an income tax benefit of $117.4 million on loss from continuing operations before income taxes of $523.8 million, an effective rate of 22.4%, as compared to income tax expense of $158.7 million on income from continuing operations before income taxes of $84.0 million, an effective rate of 188.9%, in the prior year.  The lower tax rate for the year ended December 31, 2009 was primarily due to the changes in the provision for uncertain tax positions, the Port Equipment Business acquisition and related acquisition expenses for which no tax benefit was recognized, the tax treatment of the SEC settlement charges and the impact in 2008 of non-tax deductible goodwill impairment.  As earnings decrease in profitable periods, the items that affect income tax expense have a more significant impact on the effective tax rate.  When the results are losses instead of profits, the effect of items on the tax rate have an opposite impact.

Income from Discontinued Operations

Income from discontinued operations for the year ended December 31, 2009 decreased $128.7 million when compared to the same period in 2008, resulting primarily from lower net sales volume and higher costs due to lower production levels, partially offset by lower SG&A costs.

Loss on Disposition of Discontinued Operations

For the year ended December 31, 2009, we incurred a loss, net of tax on the sale of the construction trailer business of $1.6 million.  In addition, we incurred a loss, net of tax related to transaction costs incurred with the disposition of the Mining business of $11.0 million.

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

Inventories - Inventories are stated at the lower of cost or market (“LCM”) value.  Cost is determined principally by the first-in, first-out (“FIFO”) method and the average cost method (approximately 50% and 50%, respectively).  In valuing inventory, we are required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market.  These assumptions require us to analyze the aging of and forecasted demand for our inventory, forecast future products sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory.  Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with our customers for future orders, including their plans for expenditures, and market trends for similar products.  Our judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage.  The valuation of used equipment taken in trade from customers requires us to use the best information available to determine the value of the equipment to potential customers.  This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines.  While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved.  Future events that could significantly influence our judgment and related estimates include general economic conditions in markets where our products are sold, new equipment price fluctuations, actions of our competitors, including the introduction of new products and technological advances, as well as new products and design changes we introduce.  We make adjustments to our inventory reserve based on the identification of specific situations and increase our inventory reserves accordingly.  As further changes in future economic or industry conditions occur, we will revise the estimates that were used to calculate its inventory reserves.  At December 31, 2010, reserves for LCM, excess and obsolete inventory totaled $106.7 million.

If actual conditions are less favorable than those we have projected, we will increase our reserves for LCM, excess and obsolete inventory accordingly.  Any increase in our reserves will adversely impact our results of operations.  The establishment of a reserve for LCM, excess and obsolete inventory establishes a new cost basis in the inventory.  Such reserves are not reduced until the product is sold.

Accounts Receivable - We are required to judge our ability to collect accounts receivable from our customers. Valuation of receivables includes evaluating customer payment histories, customer leverage, availability of third-party financing, political and exchange risks and other factors.  Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty.  At December 31, 2010, reserves for potentially uncollectible accounts receivable totaled $46.8 million.  Given current economic conditions, there can be no assurance that our historical accounts receivable collection experience will be indicative of future results.

Guarantees - We have issued guarantees to financial institutions of customer financing to purchase equipment as of December 31, 2010.  We must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer’s payment history, leverage, availability of third party financing, political and exchange risks, and other factors.  Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty.  To date, losses related to guarantees have been negligible.

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

As of December 31, 2010, our maximum exposure to such credit guarantees was $211.1 million, including total guarantees issued by Terex Demag GmbH, part of the Cranes segment, and Genie Holdings, Inc. and its affiliates (“Genie”), part of the AWP segment, of $113.5 million and $31.1 million, respectively.  The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years.  Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

There can be no assurance that our historical credit default experience will be indicative of future results. Our ability to recover losses experienced from our guarantees may be affected by economic conditions in effect at the time of loss.

We issue residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time.  As described in Note R - “Litigations and Contingencies” in the Notes to the Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $13.4 million at December 31, 2010.  We are generally able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of December 31, 2010, our maximum exposure pursuant to buyback guarantees was $102.1 million, including total guarantees issued by Genie of $97.4 million.  We are generally able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

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

We have recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Consolidated Balance Sheet of approximately $19 million for the estimated fair value of all guarantees provided as of December 31, 2010.

There can be no assurances that our historical experience in used equipment markets will be indicative of future results.  Our ability to recover losses experienced from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

Revenue Recognition - Revenue and related costs are generally recorded when products are shipped and invoiced to either independently owned and operated dealers or to customers.

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

The goodwill impairment analysis is a two-step process.  The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  We use an income approach derived from the discounted cash flow model to estimate the fair value of our reporting units.  The aggregate fair value of our reporting units is compared to our market capitalization on the valuation date to assess its reasonableness.  The initial recognition of goodwill, as well as the annual review of the carrying value of goodwill, requires that we develop estimates of future business performance.  These estimates are used to derive expected cash flow and include assumptions regarding future sales levels and the level of working capital needed to support a given business.  We rely on data developed by business segment management as well as macroeconomic data in making these calculations.  The discounted cash flow model also includes a determination of our weighted average cost of capital.  The cost of capital is based on assumptions about interest rates as well as a risk-adjusted rate of return required by our equity investors.  Changes in these estimates can impact the present value of the expected cash flow that is used in determining the fair value of acquired intangible assets as well as the overall expected value of a given business.

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

There were no indicators of goodwill impairment in the tests performed as of October 1, 2010 and 2009.  As a result of our annual impairment test in the fourth quarter of 2008, our Construction and AWP segments recorded non-cash charges of $417.1 million and $42.8 million, respectively, to reflect impairment of goodwill in these reporting units, which represented all of the goodwill recorded in the Construction segment and all of the goodwill originally in the utilities reporting unit, which is now part of the AWP segment,  See Note J – “Goodwill” in the Notes to the Consolidated Financial Statements.

In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit.  This hypothetical 10% decrease would still result in excess fair value over carrying value for the reporting units as of October 1, 2010.

Impairment of Long-Lived Assets - Our policy is to assess the realizability of our long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the asset’s carrying value.  Future cash flow projections include assumptions regarding future sales levels and the level of working capital needed to support each business.  We use data developed by business segment management as well as macroeconomic data in making these calculations. There are no assurances that future cash flow assumptions will be achieved.  The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset.  We did not have any impairment for the year ended December 31, 2008.  However, we recognized fixed asset impairments of $11.4 million and $4.8 million for the years ended December 31, 2010 and 2009, respectively, of which $9.3 million and $1.5 million, respectively, was recognized as part of restructuring costs.  See Note M – “Restructuring and Other Charges.”

Accrued Warranties - We record accruals for unasserted warranty claims based on our claim experience.  Warranty costs are accrued at the time revenue is recognized.  However, adjustments to the initial warranty accrual are recorded if actual claim experience indicates that adjustments are necessary.  These warranty costs are based upon management’s assessment of past claims and current experience.  However, actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation as a result of many factors that cannot be predicted with certainty, including the performance of new products, models and technology, changes in weather conditions for product operation, different uses for products and other similar factors.

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

Defined Benefit Plans - Pension benefits represent financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements.  As of December 31, 2010, we maintained one qualified defined benefit pension plan and one nonqualified plan covering certain U.S. employees.  The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment.  The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service.  Participation in the qualified plan is frozen and participants are only credited with post-freeze service for purposes of determining vesting and retirement eligibility.  It is our policy, generally, to fund the qualified U.S. plan based on the minimum requirements of the Employee Retirement Income Security Act of 1974.  The nonqualified plan provides retirement benefits to certain senior executives of the Company and is unfunded. Generally, the nonqualified plan provides a benefit based on average total compensation earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program, excluding salary deferrals and matching contributions. In addition, benefits are reduced by Social Security Primary Insurance Amounts attributable to Company contributions.  Participation in the nonqualified plan was frozen effective December 31, 2008; however, eligible participants are credited with post-freeze service for purposes of determining vesting and the amount of benefits.  We maintain defined benefit plans in Germany, France, China, India and the United Kingdom for some of our subsidiaries. The plans in Germany, France, India and China are unfunded plans.  During 2010, the plan in the United Kingdom was frozen.  For our operations in Italy, there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination.  We record this obligation based on the mandated requirements.  The measure of the current obligation is not dependent on the employees’ future service and therefore is measured at current value.  Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds.  For the U.S. plans, approximately 43% of the assets are in equity securities and 57% are in fixed income securities.

For the U.K. funded plan, approximately 48% of the assets are in equity securities, 49% are in fixed income securities and 3% are in real estate investment securities.  These allocations are reviewed periodically and updated to meet the long-term goals of the plans.

Determination of defined benefit pension and postretirement plan obligations and their associated expenses requires the use of actuarial valuations to estimate the benefits that employees earn while working, as well as the present value of those benefits. We use the services of independent actuaries to assist with these calculations.  Inherent in these valuations are economic assumptions, including expected returns on plan assets, discount rates at which liabilities may be settled, rates of increase of health care costs, rates of future compensation increases as well as employee demographic assumptions such as retirement patterns, mortality and turnover. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover rates, or longer or shorter life spans of participants.  Actual results that differ from the actuarial assumptions used are recorded as unrecognized gains and losses.  Unrecognized gains and losses that exceed 10% of the greater of the plan’s projected benefit obligations or the market-related value of assets are amortized to earnings over the shorter of the estimated future service period of the plan participants or the period until any anticipated final plan settlements. The assumptions used in the actuarial models are evaluated periodically and are updated to reflect experience.  We believe the assumptions used in the actuarial calculations are reasonable and are within accepted practices in each of the respective geographic locations in which we operate.

Expected long-term rates of return on pension plan assets were 8.00% for the U.S. plan and 6.00% for the United Kingdom plan at December 31, 2010.  Our strategy with regard to the investments in the pension plans is to earn a rate of return sufficient to match or exceed the long-term growth of pension liabilities.  The expected rate of return of plan assets represents an estimate of long-term returns on the investment portfolio.  These rates are determined annually by management based on a weighted average of current and historical market trends, historical portfolio performance and the portfolio mix of investments.  The expected long-term rate of return on plan assets at December 31 is used to measure the earnings effects for the subsequent year.  The difference between the expected return and the actual return on plan assets affects the calculated value of plan assets and, ultimately, future pension expense (income).

The discount rates for pension plan liabilities were 5.25% for U.S. plans and 4.50% to 9.30% with a weighted average of 5.50% for non-U.S. plans at December 31, 2010.  The discount rate enables us to estimate the present value of expected future cash flows on the measurement date. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments at the December 31 measurement date. The discount rate at December 31 is used to measure the year-end benefit obligations and the earnings effects on the subsequent year.  Typically, a higher discount rate decreases the present value of benefit obligations and increases pension expense.

The expected rates of compensation increase for our non-U.S. pension plans were 0.00% to 10.00% with a weighted average of 1.04% at December 31, 2010.  These estimated annual compensation increases are determined by management every year and are based on historical trends and market indices.

We have recorded the underfunded status on our balance sheet as a liability and the unrecognized prior service costs and actuarial gains/losses as a reduction in Stockholders’ equity on the Consolidated Balance Sheet.  The change in assumptions from the previous year, primarily decreases in the discount rate offset by the effect of the plan freeze in the United Kingdom, resulted in a net increase in the projected benefit obligation of $4.6 million.

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

The assumptions used in computing our net pension expense and projected benefit obligation have a significant effect on the amounts reported. A 0.25% change in each of the assumptions below would have the following effects upon net pension expense and projected benefit obligation, respectively, as of and for the year ended December 31, 2010:

	Increase		Decrease
	Discount Rate	Expected long- term rate of return	Discount Rate	Expected long- term rate of return
	($ amounts in millions)
U. S. Plans:
Net pension expense	$0.2	$(0.2)	$(0.3)	$0.2
Projected benefit obligation	$(4.1)	$—	$4.4	$—

Non-U.S. Plans:
Net pension expense	$—	$(0.2)	$—	$0.2
Projected benefit obligation	$(5.9)	$—	$6.2	$—

Income Taxes - We estimate income taxes based on enacted tax laws in the various jurisdictions where we conduct business.  We recognize deferred income tax assets and liabilities, which represent future tax benefits or obligations of our legal entities.  These deferred income tax balances arise from temporary differences due to divergent treatment of certain items for accounting and income tax purposes.

We evaluate our deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character, amount and timing to result in the use of our deferred tax assets. “Character” refers to the type (capital gain vs. ordinary income) as well as the source (foreign vs. domestic) of the income we generate. “Timing” refers to the period in which future income is expected to be generated.  Timing is important because net operating losses (“NOLs”) in certain jurisdictions expire if not used within an established statutory time frame.  Based on these evaluations, we have determined that it is more likely than not that expected future earnings will be sufficient to use most of our deferred tax assets.

We do not provide for income taxes or tax benefits on the undistributed earnings or losses of our non-U.S. subsidiaries where such earnings are reinvested and, in our opinion, will continue to be reinvested indefinitely.  If earnings of foreign subsidiaries are not considered indefinitely reinvested, deferred U.S. income taxes, foreign income taxes, and foreign withholding taxes may have to be provided.  We do not record deferred income taxes on the temporary difference between the book and tax basis in domestic subsidiaries where permissible.  At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the investment in subsidiaries is not practical.

Judgments and estimates are required to determine tax expense and deferred tax valuation allowances and in assessing exposures related to tax matters.  Tax returns are subject to audit and local taxing authorities could challenge tax-filing positions we take.  Our practice is to file income tax returns that conform to the requirements of each jurisdiction and to record provisions for tax liabilities, including interest and penalties, in accordance with ASC 740, “Income Taxes.”  As our business has grown in geographic scope, size and complexity, so has our potential exposure to uncertain tax positions.  Given the subjective nature of applicable tax laws, the results of an audit of any tax return could have a significant impact on our financial statements.

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

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amended ASC 605, “Revenue Recognition.”  This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting.  In an arrangement with multiple deliverables, the delivered item(s) shall be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis.  Items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

Arrangement consideration shall be allocated at the inception of the arrangement to all deliverables based on their relative selling price, except under certain circumstances such as items recorded at fair value and items not contingent upon the delivery of additional items or meeting other specified performance conditions.  The selling price for each deliverable shall be determined using vendor specific objective evidence (“VSOE”) of selling price, if it exists, otherwise third-party evidence of selling price.  If neither VSOE nor third party evidence exists for a deliverable, then the vendor shall use its best estimate of the selling price for that deliverable.  This guidance eliminates the use of the residual value method for determining allocation of arrangement consideration and it allows for the use of an entity’s best estimate to determine the selling price if VSOE and third party evidence cannot be determined.  It also requires additional disclosures such as the nature of the arrangement, certain provisions within the arrangement, significant factors used to determine selling prices and the timing of revenue recognition related to the arrangement.  This guidance is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted.  We do not expect that adoption of this guidance will have a significant impact on the determination or reporting of our financial results.

In January 2010, the FASB issued Accounting Standards Update 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification,” which amends ASC 810, “Consolidations.”  This amendment requires new disclosures, including a description of valuation techniques and inputs used to measure the fair value of any retained investment in a former subsidiary, the nature of any continuing involvement in the subsidiary or acquirer after deconsolidation and information regarding related party involvement before and after the transaction.  This guidance was effective for us in our interim and annual reporting periods beginning after December 15, 2009.  Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measurements and Disclosures.”  This amendment requires new disclosures, including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements.  It also clarified guidance related to determining the appropriate classes of assets and liabilities and the information to be provided for valuation techniques used to measure fair value.  This guidance with respect to significant transfers in and out of Levels 1 and 2 was effective for the Company in its interim and annual reporting periods beginning after December 15, 2009.  Adoption of this portion of the guidance did not have a significant impact on the determination or reporting of our financial results.  This guidance with respect to Level 3 fair value measurements is effective for us in our interim and annual reporting periods beginning after December 15, 2010.  We do not expect that adoption of this guidance will have a significant impact on the determination or reporting of our financial results.

In December 2010, the FASB issued Accounting Standards Update 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this update clarify the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not expect that adoption of this guidance will have a significant impact on the determination or reporting of our financial results.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets.  We have significant liquidity because of the divestiture of our Mining business, our 2009 capital raising activities and the working capital reductions accomplished in 2009.  We had cash and cash equivalents of $894.2 million at December 31, 2010.  In addition, our bank credit facilities provide us with a revolving line of credit of up to $550 million that is available through July 14, 2012.  The revolving line of credit consists of $350 million of available domestic revolving loans and $200 million of available multicurrency revolving loans.  We had $503.4 million available for borrowing under our revolving credit facilities at December 31, 2010.  On October 14, 2010, we repaid term loan debt of $270.2 million and on January 18, 2011, we repaid the entire $297.6 million principal amount of our outstanding 7-3/8% Notes, which was consistent with our previously stated intent to use a portion of the Mining business proceeds for retirement of debt.  The credit facilities also provide for incremental loan commitments of up to $163.5 million, which may be extended at the option of the lenders, in the form of revolving credit loans, term loans or a combination of both.

We believe that cash generated from operations, together with access to our bank credit facilities and cash on hand, provide adequate liquidity to meet our operating and debt service requirements.  We expect our liquidity to provide us with flexibility to put our cash to work to yield higher returns and accelerate growth as well as to be opportunistic on acquisitions.  In addition, we plan to monetize the 5.8 million shares of Bucyrus stock we currently hold.  We may monetize these shares either through open market sales, tendering to Caterpillar in connection with Caterpillar’s offer to acquire all shares of Bucyrus stock for consideration of $92 per share in cash, or a combination of both.  The market value of these shares at December 31, 2010 was approximately $519 million.  We continue to evaluate acquisition targets, but it remains difficult to predict the timing of potential transactions.  In October 2010, we amended our bank credit facilities, which among other things, removed the previous $200 million annual limitation on acquisitions.

During 2009, many of our businesses operated at production levels below then-current demand as we focused on reducing inventory.  In 2010, our production schedules generally increased and we are now building many of our products in quantities generally consistent with end user demand.  We expect increasing demand during 2011 will be matched by higher production rates.

Our focus is on growth and many of our manufacturing locations have increased production as demand has increased. We are redeploying our cash in areas where we see a potential for high return or accelerated growth and market presence, such as developing markets and internal improvement initiatives.  We are building a new facility in Brazil and recently started production in our new AWP factory in China and our MP facility in India.  In 2010, our Cranes and MP businesses entered into joint ventures in China.  We have also increased end-customer financing through TFS and look to continue this trend in 2011 with an anticipated $150 million of additional funding being used to expand TFS in key markets like China, in addition to continuing to support our base business activities.  We have made and will continue to make selective investments in inventory for businesses that are showing improved order and inquiry activity.  The cash impact of these investments were largely reflected in increased inventory as we purchased additional materials from suppliers as we position our businesses for the anticipated market recovery.

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

Our ability to generate cash from operations is subject to numerous factors, including the following:

•                  Many of our customers fund their purchases through third-party finance companies that extend credit based on the credit-worthiness of the customers and the expected residual value of our equipment.  Changes either in the customers’ credit profile or used equipment values may affect the ability of customers to purchase equipment.  There can be no assurance that third-party finance companies will continue to extend credit to our customers as they have in the past.  We have become more active in providing end customer financing through TFS, which will result in an increasing use of cash as our financing portfolio grows.

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

Typically, we have invested our cash in a combination of highly rated, liquid money market funds and in short-term bank deposits with large, highly rated banks.  Our investment objective is to preserve capital and liquidity while earning a market rate of interest.  In 2010, we used a portion of our cash balance to take advantage of early payment discounts offered by our suppliers where the returns were greater than the amount that would have been earned on such cash if invested in money market funds and short-term bank deposits.  We expect this practice to continue in 2011, although we may discontinue this practice at any time.

The interest rates charged under our bank credit facilities are subject to adjustment based on our consolidated leverage ratio.  We had no outstanding borrowings under our revolving credit facilities and no outstanding term loan debt at December 31, 2010.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

The revolving line of credit under our bank facilities expires in July 2012.  Our 4% Convertible Senior Subordinated Notes mature in June 2015, our 10-7/8% Senior Notes (“10-7/8% Notes”) mature in June 2016 and our 8% Senior Subordinated Notes (“8% Notes”) mature in November 2017.  See Note L –“Long-Term Obligations,” in our notes to the Consolidated Financial Statements.

Upon the closing of the sale of the Mining business, we received from Bucyrus cash proceeds of approximately $1 billion and 5,809,731 shares of Bucyrus common stock.  The sale of our Mining business constitutes an asset sale under various agreements governing our debt and the use of the net cash proceeds from the sale was subject to certain restrictions.  In June 2010, we obtained a waiver from the holders of our 8% Notes with respect to the use of the proceeds from the Mining divestiture.  The holders waived their rights to an offer at par for the 8% Notes with the net cash proceeds from the Mining divestiture even if such proceeds have not been reinvested within 365 days following the Mining divestiture.  We offered to purchase at par the 10-7/8% Notes and the 7-3/8% Notes with a portion of proceeds from the Mining business divestiture.  Pursuant to these offers, in November 2010, we repaid approximately $60 thousand and $2.4 million, respectively, of these notes.  The remaining cash from the Mining divestiture is currently available for general corporate purposes.  The shares of Bucyrus common stock we received are not considered net cash proceeds and will not be subject to reinvestment or debt repayment obligations unless and until such time as we sell those shares.  When the shares of Bucyrus common stock are sold we either must reinvest the net cash proceeds we receive from the sale of the stock into our business (within 300 days of the consummation of the sale of the stock pursuant to our bank credit agreement or within 365 days after the sale of the stock pursuant to the indentures for our outstanding notes) or use the proceeds to repay indebtedness.  The priority of debt repayments is prescribed by the terms of our various debt agreements.  Any remaining net cash proceeds would be used to make offers at par for our outstanding notes in the order provided in the note indentures.  The holders of our 8% Notes have waived their rights to an offer to purchase at par for up to $300 million in cash proceeds received upon disposition of the Bucyrus common stock after paying taxes and fees, even if such proceeds have not been reinvested during the 365-day periods following the date or dates of the Company’s sales of shares of Bucyrus common stock.

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

As a result of our settlement with the SEC and final court decree in August 2009, for a period of three years, or such earlier time as we are able to obtain a waiver from the SEC, (i) we are no longer qualified as a WKSI as defined in Rule 405 of the Securities Act of 1933, and cannot take advantage of the benefits available to a WKSI, which include expedited registration and access to the capital markets, (ii) we cannot rely on the safe harbor provisions regarding forward-looking statements provided by the regulations issued under the Securities Exchange Act of 1934, and (iii) we cannot utilize Regulation A or D.  However, in November 2010, we filed a $1 billion multi-security shelf registration statement with the SEC to allow for easier access to the capital markets.

Cash Flows - 2010 vs. 2009

Cash used in operations for the year ended December 31, 2010 totaled $610.1 million, compared to cash used in operations of  $40.6 million for the year ended December 31, 2009.  The change in cash used in operations was primarily driven by the operating loss, additional cash used for working capital throughout 2010 and increased funding of financial services activity.

Cash provided by investing activities for the year ended December 31, 2010 was $903.8 million compared to $54.1 million cash used in investing activities for the year ended December 31, 2009.  The increase in cash from investing activities was primarily due to proceeds from the sale of the Mining business in February 2010.

Cash used in financing activities was $315.7 million for the year ended December 31, 2010, compared to cash provided by financing activities for the year ended December 31, 2009 of $558.8 million.  The change was primarily due to proceeds from the capital market issuances of debt and common stock in June 2009 and the repayment of term debt in 2010.

Contractual Obligations

The following table sets out our specified contractual obligations at December 31, 2010:

	Payments due by period

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations	$ 2,311.5	$ 444.0	$ 236.2	$ 370.0	$ 1,261.3
Capital lease obligations	3.4	1.2	1.5	0.7	—
Operating lease obligations	229.2	40.0	67.6	48.9	72.7
Purchase obligations (1)	530.3	393.8	9.0	22.6	104.9
Total	$ 3,074.4	$ 879.0	$ 314.3	$ 442.2	$ 1,438.9

(1)          Purchase obligations include non-cancellable and cancellable commitments.  In many cases, cancellable commitments contain penalty provisions for cancellation.

Long-term debt obligations include expected interest expense.  Interest expense is calculated using fixed interest rates for indebtedness that has fixed rates and the implied forward rates as of December 31, 2010 for indebtedness that has floating interest rates.

As of December 31, 2010, our liability for uncertain income tax positions was $145.2 million.  With respect to our tax audits worldwide, it is reasonably possible that we will make payments in 2011 of up to $42.5 million.  Payments may be made in part to mitigate the accrual of interest in connection with income tax audit assessments that may be issued and that we would contest, or may in part be made to settle the matter with the tax authorities.  Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the remaining liabilities, we are unable to make a reasonable estimate of the amount and period in which these remaining liabilities might be paid.

Additionally, at December 31, 2010, we had outstanding letters of credit that totaled $188.8 million and had issued $211.1 million in credit guarantees of customer financing to purchase equipment, $13.4 million in residual value guarantees and $102.1 million in buyback guarantees.

We maintain defined benefit pension plans for some of our operations in the United States and Europe.  It is our policy to fund the retirement plans at the minimum level required by applicable regulations. In 2010, we made cash contributions and payments to the retirement plans of $14.3 million, and we estimate that our retirement plan contributions will be approximately $17 million in 2011.  Changes in market conditions, changes in our funding levels or actions by governmental agencies may result in accelerated funding requirements in future periods.

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

Our customers, from time to time, may fund the acquisition of our equipment through third-party finance companies. In certain instances, we may provide a credit guarantee to the finance company, by which we agree to make payments to the finance company should the customer default. Our maximum liability is limited to the remaining payments due to the finance company at the time of default. In the event of a customer default, we have generally been able to recover and dispose of the equipment at a minimum loss, if any, to us.

As of December 31, 2010, our maximum exposure to such credit guarantees was $211.1 million, including total credit guarantees issued by Terex Demag GmbH, part of our Cranes segment, and Genie, part of our AWP segment, of $113.5 million and $31.1 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

There can be no assurance that historical credit default experience will be indicative of future results.  Our ability to recover losses experienced from our guarantees may be affected by economic conditions in effect at the time of loss.

We issue, from time to time, residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note R - “Litigation and Contingencies” in the Notes to the Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $13.4 million at December 31, 2010. We are generally able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2010, our maximum exposure pursuant to buyback guarantees was $102.1 million. We are generally able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Consolidated Balance Sheet of approximately $19 million for the estimated fair value of all guarantees provided as of December 31, 2010.

There can be no assurance that our historical experience in used equipment markets will be indicative of future results.  Our ability to recover losses experienced from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies, Interest Rate and Bucyrus Stock Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies.  The major foreign currencies, among others, in which we do business are the Euro and British Pound.  We may, from time to time, hedge specifically identified committed cash flows or forecasted cash flows in foreign currencies using forward currency sale or purchase contracts.  At December 31, 2010, we had foreign exchange contracts with a notional value of $350.2 million.

We manage exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintaining an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary.

We have market risk with respect to the shares of Bucyrus common stock we received in connection with the sale of our Mining business to Bucyrus.  Bucyrus stock is traded on NASDAQ and since the announcement of Caterpillar’s proposed acquisition in November 2010, the stock of Bucyrus has not been subject to significant price volatility.  If Caterpillar’s acquisition of Bucyrus does not occur in 2011 as anticipated, the shares of Bucyrus stock would likely become subject to substantial price fluctuation and volatility.

See “Quantitative and Qualitative Disclosures About Market Risk” below for a discussion of the impact that changes in foreign currency exchange rates and interest rates may have on our financial performance.

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate.  In November 2007, we entered into an interest rate agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over the London Interbank Offered Rate.  At December 31, 2010, the floating rate was 3.10%.  In a prior year, we entered into an interest rate agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of our 7-3/8% Notes.  To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million.  We recorded this loss as an adjustment to the carrying value of the hedged debt and amortized it through January 18, 2011, when we repaid the outstanding portion of the 7-3/8% Notes.

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, intellectual property claims, self-insurance obligations, tax examinations, guarantees, class action lawsuits and the matters described above in Item 3 – “Legal Proceedings.”  We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage, intellectual property and other insurable risk required by law or contract with retained liability to us or deductibles.  Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any of our costs.  However, we do not believe that these contingencies and uncertainties will, in the aggregate, have a material adverse effect on our operations.  When it is probable that a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

We generate hazardous and non-hazardous wastes in the normal course of our manufacturing operations.  As a result, we are subject to a wide range of federal, state, local and foreign environmental laws and regulations.  All of our employees are required to obey all applicable national, local or other health, safety and environmental laws and regulations and must observe the proper safety rules and environmental practices in work situations.  These laws and regulations govern actions that may have adverse environmental effects, such as discharges to air and water, and require compliance with certain practices when handling and disposing of hazardous and non-hazardous wastes.  These laws and regulations would also impose liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances, should any of such events occur.  We are committed to complying with these standards and monitoring our workplaces to determine if equipment, machinery and facilities meet specified safety standards.  Each of our facilities is subject to an environmental audit at least once every three years to monitor compliance and no incidents have occurred which required us to pay material amounts to comply with such laws and regulations.  We are dedicated to seeing that safety and health hazards are adequately addressed through appropriate work practices, training and procedures.  Three years ago, we made it a goal to reduce lost time injuries in the workplace by 25% annually.  We have been able to successfully reach and exceed this three-year target.

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

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans.  We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments.  Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars.  Primary exposures include the U.S. Dollar versus functional currencies of our major markets, which include the Euro and British Pound.  We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to protect anticipated exposures.  At December 31, 2010, we had foreign exchange contracts with a notional value of approximately $350 million.  The fair market value of these arrangements, which represents the cost to settle these contracts, was a net loss of $3.2 million at December 31, 2010.

At December 31, 2010, we performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income.  Based on this sensitivity analysis, we have determined that an increase in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the year ended December 31, 2010 would not have significantly affected the translation effect of foreign currency exchange rate changes already included in our reported operating income in 2010.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt.  Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary.  At December 31, 2010, approximately 32% of our debt was floating rate debt and the weighted average interest rate for all debt was 7.10%.

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over LIBOR.  At December 31, 2010, the floating rate was 3.10%.  In a prior year, we entered into an interest rate agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of our 7-3/8% Notes.  To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million.  We recorded this loss as an adjustment to the carrying value of the hedged debt and amortized it through January 15, 2011, which was the effective date that the hedged debt was extinguished.

At December 31, 2010, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk. We calculated the pre-tax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at December 31, 2010 would have increased interest expense by approximately $2 million in 2010.

Commodities Risk

Principal materials and components that we use in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items.  Extreme movements in the cost and availability of these materials and components may affect our financial performance.  There is a strong potential for increases in prices in tires and certain components, as well as steel and other commodities in general during 2011.  We have been working effectively with our suppliers to provide additional visibility into our production plans and we have had only limited shortages that we generally have been able to work around.  Our supply chain has generally stayed aligned with our requirements, which we expect will continue in 2011.

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers.  However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available.  Current and potential suppliers are evaluated on a regular basis on their ability to meet our requirements and standards.  We actively manage our material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability.  The inability of suppliers, especially any single source suppliers for a particular business, to deliver materials and components promptly could result in production delays and increased costs to manufacture our products.  We have designed and implemented plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base to include Asian suppliers, leveraging our overall purchasing volumes to obtain favorable quantities and developing a closer working relationship with key suppliers.  We continue to search for acceptable alternative supply sources and less expensive supply options on a regular basis, including improving the globalization of our supply base and using suppliers in China and India.  One key Terex initiative has been developing and implementing world-class capability in supply chain management, logistics and global purchasing.  We are focusing on gaining efficiencies with suppliers based on our global purchasing power and resources.

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

Unaudited Quarterly Financial Data

The amounts reported below have been changed from amounts previously reported on Forms 10-Q to reflect the impact of discontinued operations for all periods.  Summarized quarterly financial data for 2010 and 2009 are as follows (in millions, except per share amounts):

	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net sales	$1,326.6	$1,075.8	$1,079.9	$935.9	$1,011.4	$933.9	$947.3	$965.8
Gross profit	185.6	163.9	154.95	98.5	94.6	69.5	65.8	67.1
Net loss from continuing operations attributable to common stockholders	(32.5)	(90.9)	(13.1)	(79.0)	(103.0)	(106.4)	(99.6)	(98.5)
(Loss) income from discontinued operations – net of tax	(8.2)	(3.4)	(2.2)	(1.5)	(27.2)	3.3	22.0	23.6
Gain (loss) on disposition of discontinued operations – net of tax	(4.6)	(1.5)	(25.0)	620.4	(12.6)	-	-	-
Net (loss) income attributable to Terex Corporation	(45.3)	(95.8)	(40.3)	539.9	(142.8)	(103.1)	(77.6)	(74.9)
Per share:
Basic
Net loss from continuing operations attributable to common stockholders	$(0.30)	$(0.84)	$(0.12)	$(0.73)	$(0.95)	$(0.98)	$(1.00)	$(1.04)
(Loss) income from discontinued operations – net of tax	(0.08)	(0.03)	(0.02)	(0.01)	(0.25)	0.03	0.22	0.25
Gain (loss) on disposition of discontinued operations – net of tax	(0.04)	(0.01)	(0.23)	5.72	(0.12)	-	-	-
Net (loss) income attributable to Terex Corporation	(0.42)	(0.88)	(0.37)	4.98	(1.32)	(0.95)	(0.78)	(0.79)
Diluted
Net loss from continuing operations attributable to common stockholders	$(0.30)	$(0.84)	$(0.12)	$(0.73)	$(0.95)	$(0.98)	$(1.00)	$(1.04)
(Loss) income from discontinued operations – net of tax	(0.08)	(0.03)	(0.02)	(0.01)	(0.25)	0.03	0.22	0.25
Gain (loss) on disposition of discontinued operations – net of tax	(0.04)	(0.01)	(0.23)	5.72	(0.12)	-	-	-
Net (loss) income attributable to Terex Corporation	(0.42)	(0.88)	(0.37)	4.98	(1.32)	(0.95)	(0.78)	(0.79)

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

ITEM 9A.                                            CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of December 31, 2010, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, the Company’s management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During 2010, we implemented an integrated suite of enterprise software at two businesses as part of a multi-year global implementation program. The implementation has involved changes to certain processes and related internal controls over financial reporting.  We have reviewed the system and the controls affected and made appropriate changes as necessary.

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

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	963,332 (1)	$18.97	1,478,033
Equity compensation plans not approved by stockholders	-	-	-
Total	963,332 (1)	$18.97	1,478,033

(1)               This does not include 3,836,696 of restricted stock awards, which are also not included in the calculation of the weighted average exercise price of outstanding options, warrants and rights in column (b) of this table.

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

TEREX CORPORATION

By:	/s/ Ronald M. DeFeo	February 18, 2011
Ronald M. DeFeo, Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ronald M. DeFeo	Chairman, Chief Executive Officer,	February 18, 2011
Ronald M. DeFeo	and Director
(Principal Executive Officer)

/s/ Phillip C. Widman	Senior Vice President and Chief Financial	February 18, 2011
Phillip C. Widman	Officer
(Principal Financial Officer)

/s/ Mark I. Clair	Vice President, Controller and Chief	February 18, 2011
Mark I. Clair	Accounting Officer
(Principal Accounting Officer)

/s/ G. Chris Andersen	Lead Director	February 18, 2011
G. Chris Andersen

/s/ Paula H. J. Cholmondeley	Director	February 18, 2011
Paula H. J. Cholmondeley

/s/ Don DeFosset	Director	February 18, 2011
Don DeFosset

/s/ William H. Fike	Director	February 18, 2011
William H. Fike

/s/ Thomas J. Hansen	Director	February 18, 2011
Thomas J. Hansen

/s/ David A. Sachs	Director	February 18, 2011
David A. Sachs

/s/ Oren G. Shaffer	Director	February 18, 2011
Oren G. Shaffer

/s/ David C. Wang	Director	February 18, 2011
David C. Wang

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

4.4

Supplemental Indenture, dated June 3, 2009, between Terex Corporation and HSBC Bank USA, National Association relating to 10-7/8% Senior Notes Due 2016 (incorporated by reference to Exhibit 4.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated June 3, 2009 and filed with the Commission on June 8, 2009).

4.5

Second Supplemental Indenture, dated June 3, 2009, between Terex Corporation and HSBC Bank USA, National Association relating to 4% Convertible Senior Subordinated Notes Due 2015 (incorporated by reference to Exhibit 4.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated June 3, 2009 and filed with the Commission on June 8, 2009).

4.6

Supplemental Indenture, dated as of February 7, 2011, to the Supplemental Indenture dated as of June 3, 2009 to the Senior Debt Indenture dated as of July 20, 2007, with HSBC Bank USA, National Association as Trustee relating to the 10.875% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated February 7, 2011 and filed with the Commission on February 7, 2011).

4.7

Supplemental Indenture, dated as of February 7, 2011, to the Supplemental Indenture dated as of November 13, 2007 to the Subordinated Debt Indenture dated as of July 20, 2007, with HSBC Bank USA, National Association as Trustee relating to the 8% Senior Subordinated Notes due 2017 (incorporated by reference to Exhibit 4.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated February 7, 2011 and filed with the Commission on February 7, 2011).

4.8

Supplemental Indenture, dated as of February 7, 2011, to the Second Supplemental Indenture dated as of June 3, 2009 to the Subordinated Debt Indenture dated as of July 20, 2007, with HSBC Bank USA, National Association as Trustee relating to the 4% Convertible Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.3 of the Form 8-K Current Report, Commission File No. 1-10702, dated February 7, 2011 and filed with the Commission on February 7, 2011).

10.1

Terex Corporation Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended June 30, 2007 of Terex Corporation, Commission File No. 1-10702).

10.2	1996 Terex Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form S-8 Registration Statement of Terex Corporation, Registration No. 333-03983).

10.3

Amendment No. 1 to 1996 Terex Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.5 of the Form 10-K for the year ended December 31, 1999 of Terex Corporation, Commission File No. 1-10702).

10.4

Amendment No. 2 to 1996 Terex Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 of the Form 10-K for the year ended December 31, 1999 of Terex Corporation, Commission File No. 1-10702).

10.5	Terex Corporation 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 of the Form 10-Q for the quarter ended March 31, 2000 of Terex Corporation, Commission File No. 1-10702).

10.6

Terex Corporation Amended and Restated 2000 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008).

10.7

Form of Restricted Stock Agreement under the Terex Corporation 2000 Incentive Plan between Terex Corporation and participants of the 2000 Incentive Plan (incorporated by reference to Exhibit 10.4 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 1, 2005 and filed with the Commission on January 5, 2005).

10.8

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

10.10

Summary of material terms of CEO and non-CEO 2009 performance targets (incorporated by reference to the Form 8-K Current Report, Commission File No. 1-10702, dated February 26, 2009 and filed with the Commission on March 3, 2009).

10.11

Summary of material terms of non-CEO 2010 performance targets (incorporated by reference to the Form 8-K Current Report, Commission File No. 1-10702, dated March 3, 2010 and filed with the Commission on March 9, 2010).

10.12

Summary of material terms of CEO 2010 performance targets (incorporated by reference to the Form 8-K Current Report, Commission File No. 1-10702, dated March 18, 2010 and filed with the Commission on March 22, 2010).

10.13

Terex Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 of the Form 10-Q for the quarter ended June 30, 2004 of Terex Corporation, Commission File No. 1-10702).

10.14

Amendment to the Terex Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008).

10.15

Terex Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008).

10.16

Amendment to the Terex Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 12, 2008 and filed with the Commission on December 16, 2008).

10.17

Summary of material terms of Terex Corporation Outside Directors’ Compensation Program (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated November 23, 2010 and filed with the Commission on November 30, 2010).

10.18

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

10.22

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

10.23

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

10.24

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

10.25

Amended and Restated Guarantee and Collateral Agreement dated as of July 14, 2009 among Terex Corporation, certain of its subsidiaries and Credit Suisse, as Collateral Agent (incorporated by reference to Exhibit 10.24 of the Form 10-Q for the quarter ended June 30, 2009 of Terex Corporation, Commission File No. 1-10702).

10.26

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

10.32

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

12	Calculation of Ratio of Earnings to Fixed Charges. *

21.1	Subsidiaries of Terex Corporation. *

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP, Stamford, Connecticut. *

24.1	Power of Attorney. *

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002. *

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

TEREX CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

TEREX CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009

AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2010

FINANCIAL STATEMENT SCHEDULE

Schedule II – Valuation and Qualifying Accounts and Reserves	F-54

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions, or are not applicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Terex Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Terex Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Stamford, Connecticut

February 18, 2011

TEREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)

	Year Ended December 31,
	2010	2009	2008

Net sales	$4,418.2	$3,858.4	$7,958.9
Cost of goods sold	(3,815.3)	(3,561.4)	(6,427.8)
Gross profit	602.9	297.0	1,531.1

Selling, general and administrative expenses	(676.7)	(698.7)	(900.4)
Goodwill impairment	—	—	(459.9)
(Loss) income from operations	(73.8)	(401.7)	170.8

Other income (expense):
Interest income	9.8	4.9	20.9
Interest expense	(145.4)	(119.4)	(102.5)
Loss on early extinguishment of debt	(1.4)	(3.3)	—
Amortization of debt issuance costs	(7.9)	(5.0)	(3.2)
Other income (expense) - net	(19.6)	0.7	(2.0)
(Loss) income from continuing operations before income taxes	(238.3)	(523.8)	84.0
Benefit from (provision for) income taxes	26.8	117.4	(158.7)
Loss from continuing operations	(211.5)	(406.4)	(74.7)
(Loss) income from discontinued operations – net of tax	(15.3)	21.7	150.4
Gain (loss) on disposition of discontinued operations – net of tax	589.3	(12.6)	—
Net income (loss)	362.5	(397.3)	75.7
Less: Net income attributable to noncontrolling interest	(4.0)	(1.1)	(3.8)
Net income (loss) attributable to Terex Corporation	$358.5	$(398.4)	$71.9

Amounts attributable to Terex Corporation common stockholders:
Loss from continuing operations	$(215.5)	$(407.5)	$(78.5)
(Loss) income from discontinued operations – net of tax	(15.3)	21.7	150.4
Gain (loss) on disposition of discontinued operations – net of tax	589.3	(12.6)	—
Net income (loss) attributable to Terex Corporation	$358.5	$(398.4)	$71.9

Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Loss from continuing operations	$(1.98)	$(3.97)	$(0.80)
(Loss) income from discontinued operations – net of tax	(0.14)	0.21	1.53
Gain (loss) on disposition of discontinued operations – net of tax	5.42	(0.12)	—
Net income (loss) attributable to Terex Corporation	$3.30	$(3.88)	$0.73

Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Loss from continuing operations	$(1.98)	$(3.97)	$(0.80)
(Loss) income from discontinued operations – net of tax	(0.14)	0.21	1.53
Gain (loss) on disposition of discontinued operations – net of tax	5.42	(0.12)	—
Net income (loss) attributable to Terex Corporation	$3.30	$(3.88)	$0.73

Weighted average number of shares outstanding in per share calculation
Basic	108.7	102.6	98.1
Diluted	108.7	102.6	98.1

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except par value)

	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$894.2	$929.5
Investments in marketable securities	521.4	0.6
Trade receivables (net of allowance of $46.8 and $60.1 at December 31, 2010 and 2009, respectively)	782.5	593.8
Inventories	1,448.7	1,343.9
Deferred taxes	23.4	120.5
Other current assets	298.7	203.0
Current assets – discontinued operations	—	723.3
Total current assets	3,968.9	3,914.6
Non-current assets
Property, plant and equipment - net	573.5	605.0
Goodwill	492.9	511.1
Deferred taxes	90.5	150.7
Other assets	390.6	322.8
Long-term assets – discontinued operations	—	209.6
Total assets	$5,516.4	$5,713.8

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$346.8	$73.7
Trade accounts payable	570.0	525.1
Accrued compensation and benefits	128.5	130.7
Accrued warranties and product liability	86.4	108.2
Customer advances	95.8	131.8
Income taxes payable	186.8	38.7
Other current liabilities	259.9	289.0
Current liabilities – discontinued operations	—	257.5
Total current liabilities	1,674.2	1,554.7
Non-current liabilities
Long-term debt, less current portion	1,339.5	1,892.7
Retirement plans and other	391.3	448.2
Non-current liabilities – discontinued operations	—	143.8
Total liabilities	3,405.0	4,039.4
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 121.2 and 120.4 shares at December 31, 2010 and 2009, respectively	1.2	1.2
Additional paid-in capital	1,264.2	1,253.5
Retained earnings	1,316.7	958.2
Accumulated other comprehensive income	100.4	36.0
Less cost of shares of common stock in treasury – 13.1 shares at December 31, 2010 and 2009	(599.3)	(598.7)
Total Terex Corporation stockholders’ equity	2,083.2	1,650.2
Noncontrolling interest	28.2	24.2
Total equity	2,111.4	1,674.4
Total liabilities and stockholders’ equity	$5,516.4	$5,713.8

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehen- sive Income (Loss)	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at January 1, 2008	100.3	$1.1	$1,004.1	$1,284.7	$256.6	$(203.3)	$19.8	$2,363.0

Net Income	—	—	—	71.9	—	—	3.7	75.6
Other Comprehensive Income (Loss) – net of tax:
Translation adjustment	—	—	—	—	(332.2)	—	0.3	(331.9)
Pension liability adjustment	—	—	—	—	(10.7)	—	—	(10.7)
Derivative hedging adjustment	—	—	—	—	4.0	—	—	4.0
Comprehensive Loss								(263.0)
Issuance of Common Stock	0.9	—	44.0	—	—	—	—	44.0
Compensation under Stock-based Plans - net	0.2	—	(2.3)	—	—	3.6	—	1.3
Capital contributed	—	—	—	—	—	—	1.0	1.0
Distributions to noncontrolling interest	—	—	—	—	—	—	(2.6)	(2.6)
Acquisition of Treasury Stock	(7.4)	—	0.4	—	—	(400.2)	—	(399.8)
Balance at December 31, 2008	94.0	1.1	1,046.2	1,356.6	(82.3)	(599.9)	22.2	1,743.9

Net (Loss) Income	—	—	—	(398.4)	—	—	2.3	(396.1)
Other Comprehensive Income (Loss) – net of tax:
Translation adjustment	—	—	—	—	139.6	—	—	139.6
Pension liability adjustment	—	—	—	—	(18.7)	—	—	(18.7)
Derivative hedging adjustment	—	—	—	—	(2.6)	—	—	(2.6)
Comprehensive Loss								(277.8)
Issuance of Common Stock	13.3	0.1	186.5	—	—	—	—	186.6
Compensation under Stock-based Plans - net	—	—	(15.4)	—	—	1.4	—	(14.0)
Acquisition	—	—	—	—	—	—	9.7	9.7
Purchase of noncontrolling interest	—	—	1.2	—	—	—	(2.9)	(1.7)
Distributions to noncontrolling interest	—	—	—	—	—	—	(7.1)	(7.1)
Issuance of convertible debt – net of tax	—	—	35.0	—	—	—	—	35.0
Acquisition of Treasury Stock	—	—	—	—	—	(0.2)	—	(0.2)
Balance at December 31, 2009	107.3	1.2	1,253.5	958.2	36.0	(598.7)	24.2	1,674.4

Net Income	—	—	—	358.5	—	—	4.0	362.5
Other Comprehensive Income (Loss) – net of tax:
Translation adjustment	—	—	—	—	(65.9)	—	0.1	(65.8)
Pension liability adjustment	—	—	—	—	28.0	—	—	28.0
Derivative hedging adjustment	—	—	—	—	1.5	—	—	1.5
Debt and equity security adjustment	—	—	—	—	100.8	—	—	100.8
Comprehensive Income								427.0
Issuance of Common Stock	0.8	—	27.5	—	—	—	—	27.5
Compensation under Stock-based Plans - net	0.1	—	(3.8)	—	—	1.9	—	(1.9)
Acquisition	—	—	—	—	—	—	7.5	7.5
Divestiture	—	—	—	—	—	—	(3.6)	(3.6)
Purchase of noncontrolling interest	—	—	(13.0)	—	—	—	(0.6)	(13.6)
Distributions to noncontrolling interest	—	—	—	—	—	—	(3.4)	(3.4)
Acquisition of Treasury Stock	(0.1)	—	—	—	—	(2.5)	—	(2.5)
Balance at December 31, 2010	108.1	$1.2	$1,264.2	$1,316.7	$100.4	$(599.3)	$28.2	$2,111.4

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income (loss)	$362.5	$(397.3)	$75.7
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Loss (income) from discontinued operations	15.3	(21.7)	(150.4)
(Gain) loss on disposition of discontinued operations	(589.3)	12.6	—
Depreciation	78.6	70.2	62.9
Amortization	26.2	23.2	17.4
Deferred taxes	108.0	(131.9)	9.0
Loss on early extinguishment of debt	1.4	3.3	—
Gain on sale of assets	(3.3)	(1.9)	(1.9)
Asset impairment	11.4	5.4	459.9
Accretion of debt	11.9	4.7	0.3
Loss on investments in derivative securities	20.8	—	—
Stock-based compensation expense	34.9	31.8	58.2
Excess tax benefit from stock-based compensation	(1.1)	—	(8.9)
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(201.8)	315.1	183.6
Inventories	(153.6)	511.6	(275.3)
Trade accounts payable	36.1	(392.8)	(175.3)
Accrued compensation and benefits	(5.7)	(52.8)	(46.2)
Income taxes payable	(97.5)	(0.5)	(2.6)
Accrued warranties and product liability	(24.2)	(30.3)	13.1
Customer advances	(32.5)	23.0	(50.3)
Other current assets	(103.7)	(48.8)	24.4
Other - net	(104.5)	36.5	(17.4)
Net cash (used in) provided by operating activities of continuing operations	(610.1)	(40.6)	176.2

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures	(55.0)	(50.4)	(103.6)
Acquisition of businesses, net of cash acquired	(12.8)	(9.8)	(481.5)
Investments in and advances to affiliates	(19.3)	—	—
Proceeds from disposition of discontinued operations	1,002.0	—	—
Investments in derivative securities	(21.1)	—	—
Proceeds from sale of assets	10.0	6.1	20.6
Net cash provided by (used in) investing activities of continuing operations	903.8	(54.1)	(564.5)

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Principal repayments of long-term debt	(274.7)	(130.5)	—
Proceeds from issuance of long-term debt	—	620.6	—
Proceeds from issuance of common stock - net	—	156.3	—
Payment of debt issuance costs	(7.8)	(17.2)	—
Excess tax benefit from stock-based compensation	1.1	—	8.9
Net (repayments) borrowings under revolving line of credit agreements	(16.9)	(60.8)	36.7
Share repurchases	(1.2)	—	(395.5)
Purchase of noncontrolling interest	(12.9)	(1.7)	—
Distributions to noncontrolling interest	(3.4)	(7.1)	(2.6)
Other - net	0.1	(0.8)	1.3
Net cash (used in) provided by financing activities of continuing operations	(315.7)	558.8	(351.2)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash (used in) provided by operating activities of discontinued operations	(53.1)	2.9	10.1
Net cash provided by (used in) investing activities of discontinued operations	0.1	(7.0)	(14.8)
Net cash used in financing activities of discontinued operations	—	(0.2)	(0.6)
Net cash used in discontinued operations	(53.0)	(4.3)	(5.3)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2.0)	27.0	(43.2)
Net (Decrease) Increase in Cash and Cash Equivalents	(77.0)	486.8	(788.0)

Cash and Cash Equivalents at Beginning of Period	971.2	484.4	1,272.4
Cash and Cash Equivalents at End of Period	$894.2	$971.2	$484.4

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

Reclassification and Out of Period Adjustments.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.  On February 19, 2010, the Company completed the disposition of its Mining business to Bucyrus International, Inc. (“Bucyrus”).  The results of the Mining business were consolidated within the former Materials Processing & Mining Segment.  On December 31, 2009, the Company sold the assets of its construction trailer business.  The results of this business were formerly consolidated within the Aerial Work Platforms (“AWP”) segment.  In March 2010, the Company sold the assets of its Powertrain pumps business and gears business.  The results of these businesses were formerly consolidated within the Construction segment.  On March 10, 2010, the Company entered into a definitive agreement to sell all of its Atlas heavy construction equipment and knuckle-boom cranes businesses (collectively, “Atlas”) to Atlas Maschinen GmbH (“Atlas Maschinen”).  The results of these businesses were formerly consolidated within the Construction and Cranes segments, respectively.  The Company completed the portion of this transaction related to the operations in Germany on April 15, 2010 and the operations in the United Kingdom on August 11, 2010.  Due to the divestiture of these businesses, the reporting of these businesses has been included in discontinued operations for all periods presented.  See Note D – “Discontinued Operations” for further information on the sales of these businesses.

During the year ended December 31, 2008, the Company recorded an out of period adjustment, arising in 2007, which decreased the Provision for income taxes by $3.9 million.  The Company did not adjust the prior period as it concluded that such adjustment was not material to the prior period consolidated financial statements.

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

Cash and Cash Equivalents.  Cash equivalents consist of highly liquid investments with original maturities of three months or less.  The carrying amount of cash and cash equivalents approximates their fair value.  Cash and cash equivalents at December 31, 2010 and 2009 include $16.3 million and $16.1 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Inventories.  Inventories are stated at the lower of cost or market (“LCM”) value. Cost is determined principally by the first-in, first-out (“FIFO”) and the average cost method (approximately 50% and 50%, respectively).  In valuing inventory, the Company is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market.  These assumptions require the Company to analyze the aging of and forecasted demand for its inventory, forecast future products sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory.  Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with the Company’s customers for future orders, including their plans for expenditures, and market trends for similar products.  The Company’s judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage.  The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers.  This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines.  While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved.  Future events that could significantly influence the Company’s judgment and related estimates include general economic conditions in markets where the Company’s products are sold, new equipment price fluctuations, actions of the Company’s competitors, including the introduction of new products and technological advances, as well as new products and design changes the Company introduces.  The Company makes adjustments to its inventory reserve based on the identification of specific situations and increases its inventory reserves accordingly.  As further changes in future economic or industry conditions occur, the Company will revise the estimates that were used to calculate its inventory reserves.  At December 31, 2010 and 2009, reserves for LCM, excess and obsolete inventory totaled $106.7 million and $110.8 million, respectively.

If actual conditions are less favorable than those the Company has projected, the Company will increase its reserves for LCM, excess and obsolete inventory accordingly.  Any increase in the Company’s reserves will adversely impact its results of operations.  The establishment of a reserve for LCM, excess and obsolete inventory establishes a new cost basis in the inventory.  Such reserves are not reduced until the product is sold.

Debt Issuance Costs.  Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt.  Capitalized debt issuance costs related to debt that is extinguished early are charged to expense at the time of retirement. Debt issuance costs were $25.8 million and $27.3 million (net of accumulated amortization of $12.8 million and $11.8 million) at December 31, 2010 and 2009, respectively.

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

The goodwill impairment analysis is a two-step process.  The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  The Company uses an income approach derived from a discounted cash flow model to estimate the fair value of its reporting units.  The aggregate fair value of the Company’s reporting units is compared to the Company’s market capitalization on the valuation date to assess its reasonableness.  The initial recognition of goodwill, as well as the annual review of the carrying value of goodwill, requires that the Company develop estimates of future business performance.  These estimates are used to derive expected cash flow and include assumptions regarding future sales levels and the level of working capital needed to support a given business.  The Company relies on data developed by business segment management as well as macroeconomic data in making these calculations. The discounted cash flow model also includes a determination of the Company’s weighted average cost of capital.  The cost of capital is based on assumptions about interest rates as well as a risk-adjusted rate of return required by the Company’s equity investors.  Changes in these estimates can impact the present value of the expected cash flow that is used in determining the fair value of acquired intangible assets as well as the overall expected value of a given business.

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

There were no indicators of goodwill impairment in the tests performed as of October 1, 2010 and 2009.  As a result of the Company’s annual impairment test performed as of October 1, 2008, the Company’s Construction and  AWP segments  recorded non-cash charges of $417.1 million and $42.8 million, respectively, to reflect impairment of goodwill in these reporting units, which represented all of the goodwill recorded in the Construction segment and all of the goodwill originally recorded in the utilities reporting unit, which is now part of the AWP segment.  See Note J – “Goodwill.”

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

Impairment of Long-Lived Assets.  The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value.  Future cash flow projections include assumptions for future sales levels and the level of working capital needed to support each business.  The Company uses data developed by business segment management as well as macroeconomic data in making these calculations.  The amount of any impairment recognized would be calculated as the difference between estimated fair value and the carrying value of the asset.  The Company did not have any impairment for the year ended December 31, 2008.  The Company recognized fixed asset impairments of $11.4 million and $4.8 million for the years ended December 31, 2010 and 2009, respectively, of which, $9.3 million and $1.5 million, respectively, were recognized as part of restructuring costs.  See Note M – “Restructuring and Other Charges.”

Accounts Receivable and Allowance for Doubtful Accounts.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical customer review and current financial conditions.  The Company reviews its allowance for doubtful accounts at least quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectibility.  All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  Given current economic conditions, there can be no assurance that the Company’s historical accounts receivable collection experience will be indicative of future results.  The Company has off-balance-sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note R - “Litigation and Contingencies.”  Substantially all receivables were trade receivables at December 31, 2010 and 2009.

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

The Company, from time to time, issues buyback guarantees in conjunction with certain sales agreements.  These primarily relate to trade value agreements (“TVAs”) in which a customer may trade in equipment in the future at a stated price/credit if the customer meets certain conditions.  The trade-in price/credit is determined at the time of the original sale of equipment.  In conjunction with the trade-in, these conditions include a requirement to purchase new equipment at fair market value at the time of trade-in, which fair value is required to be of equal or greater value than the original equipment cost.  Other conditions also include the general functionality and state of repair of the machine.  The Company has concluded that any credit provided to customers under a TVA/buyback guarantee, which is expected to be equal to or less than the fair value of the equipment returned on the trade-in date, is a guarantee to be accounted for in accordance with Accounting Standards Codification (“ASC”) 460, “Guarantees” (“ASC 460”).

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

The following table summarizes the changes in the consolidated current and non-current product warranty liability (in millions):

Balance as of December 31, 2008	$130.5
Accruals for warranties issued during the year	94.4
Business acquired during the period	24.5
Changes in estimates	(1.2)
Settlements during the year	(125.5)
Foreign exchange effect	3.5
Balance as of December 31, 2009	126.2
Accruals for warranties issued during the year	74.5
Changes in estimates	0.1
Settlements during the year	(92.8)
Foreign exchange effect	(5.0)
Balance as of December 31, 2010	$103.0

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

Deferred Compensation.  The Company maintains a Deferred Compensation Plan, which is described more fully in Note P - “Retirement Plans and Other Benefits.”  The Company’s common stock, par value $.01 per share (“Common Stock”) held in a rabbi trust pursuant to the Company’s Deferred Compensation Plan, is treated in a manner similar to treasury stock and is recorded at cost within Stockholders’ equity as of December 31, 2010 and 2009.  The plan obligations for participant deferrals in the Company’s Common Stock are classified as Additional paid-in capital within Stockholders’ equity.  The total of the Company’s Common Stock required to settle this deferred compensation obligation is included in the denominator in both basic and diluted earnings per share calculations.

Stock-Based Compensation.  At December 31, 2010, the Company had stock-based employee compensation plans, which are described more fully in Note Q - “Stockholders’ Equity.”  The Company accounts for those plans under the recognition and measurement principles of ASC 718, “Compensation–Stock Compensation” (“ASC 718”).  ASC 718 requires that expense resulting from all share-based payment transactions be recognized in the financial statements at fair value.

Foreign Currency Translation.  Assets and liabilities of the Company’s non-U.S. operations are translated at year-end exchange rates.  Income and expenses are translated at average exchange rates prevailing during the year.  For operations whose functional currency is the local currency, translation adjustments are recorded in the Accumulated other comprehensive income component of Stockholders’ equity.  Gains or losses resulting from foreign currency transactions are recorded in the accounts based on the underlying transaction.

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

Environmental Policies.  Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure.  Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed.  Liabilities are recorded when environmental assessments and/or remedial actions are probable and the costs can be reasonably estimated.  Such amounts were not material at December 31, 2010 and 2009.

Research and Development Costs.  Research and development costs are expensed as incurred.  Such costs incurred in the development of new products or significant improvements to existing products are included in Selling, general and administrative expenses.  Research and development costs were $59.9 million, $58.9 million and $57.7 million during 2010, 2009 and 2008, respectively.

Income Taxes.  The Company accounts for income taxes using the asset and liability method.  This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  See Note C – “Income Taxes.”

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

Recent Accounting Pronouncements.  In June 2009, the Financial Accounting Standards Board (the “FASB”) issued guidance related to the transfers of financial assets, which has been codified under ASC 860, “Transfers and Servicing.”  This guidance requires entities to provide more information about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets.  It requires additional disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  It also eliminates the concept of a qualifying special-purpose entity and will change the requirements for de-recognition of financial assets.  This guidance is effective for the Company in its interim and annual reporting periods beginning on and after January 1, 2010. Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

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

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amended ASC 605, “Revenue Recognition.”  This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting.  In an arrangement with multiple deliverables, the delivered item(s) shall be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis.  Items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

Arrangement consideration shall be allocated at the inception of the arrangement to all deliverables based on their relative selling price, except under certain circumstances such as items recorded at fair value and items not contingent upon the delivery of additional items or meeting other specified performance conditions.  The selling price for each deliverable shall be determined using vendor specific objective evidence (“VSOE”) of selling price, if it exists, otherwise third-party evidence of selling price.  If neither VSOE nor third party evidence exists for a deliverable, then the vendor shall use its best estimate of the selling price for that deliverable.  This guidance eliminates the use of the residual value method for determining allocation of arrangement consideration and it allows for the use of an entity’s best estimate to determine the selling price if VSOE and third party evidence cannot be determined.  It also requires additional disclosures such as the nature of the arrangement, certain provisions within the arrangement, significant factors used to determine selling prices and the timing of revenue recognition related to the arrangement.  This guidance is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company does not expect that adoption of this guidance will have a significant impact on the determination or reporting of its financial results.

In January 2010, the FASB issued Accounting Standards Update 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification,” which amends ASC 810, “Consolidations.”  This amendment requires new disclosures, including a description of valuation techniques and inputs used to measure the fair value of any retained investment in a former subsidiary, the nature of any continuing involvement in the subsidiary or acquirer after deconsolidation and information regarding related party involvement before and after the transaction.  This guidance was effective for the Company in its interim and annual reporting periods beginning after December 15, 2009.  Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measurements and Disclosures.”  This amendment requires new disclosures, including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements.  It also clarified guidance related to determining the appropriate classes of assets and liabilities and the information to be provided for valuation techniques used to measure fair value.  This guidance with respect to significant transfers in and out of Levels 1 and 2 was effective for the Company in its interim and annual reporting periods beginning after December 15, 2009.  Adoption of this portion of the guidance did not have a significant impact on the determination or reporting of the Company’s financial results.  This guidance with respect to Level 3 fair value measurements is effective for the Company in its interim and annual reporting periods beginning after December 15, 2010.  The Company does not expect that adoption of this guidance will have a significant impact on the determination or reporting of its financial results.

In December 2010, the FASB issued Accounting Standards Update 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this update clarify the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect that adoption of this guidance will have a significant impact on the determination or reporting of its financial results.

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

The AWP segment designs, manufactures, refurbishes, services and markets aerial work platform equipment, telehandlers, light towers and utility equipment as well as their related replacement parts and components.  Customers use AWP products to construct and maintain industrial, commercial and residential buildings and facilities, construct and maintain utility and telecommunication lines, trim trees, in construction and foundation drilling applications and for other commercial operations, as well as in a wide range of infrastructure projects.  Additionally, the Company owns much of the North American distribution channel for its utility products group and operates a fleet of rental utility products in certain areas of the United States.

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

The Cranes segment designs, manufactures, services and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, lattice boom truck cranes, truck-mounted cranes (boom trucks) and specialized port and rail equipment, including straddle and sprinter carriers, gantry cranes, mobile harbor cranes, ship-to-shore cranes, reach stackers, lift trucks and forklifts, as well as their related replacement parts and components.  Cranes products are used primarily for construction, repair and maintenance of commercial buildings, manufacturing facilities and infrastructure and material handling at port and railway facilities.  The Company acquired the port equipment businesses of Reggiane Cranes and Plants S.p.A. and Noell Crane Holding GmbH (collectively, “Terex Port Equipment” or the “Port Equipment Business”) on July 23, 2009.  The results of the Port Equipment Business are included in the Cranes segment from its date of acquisition.

The MP segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders and related components and replacement parts.  Construction, quarrying, mining and government customers use MP products in construction and infrastructure projects and various quarrying and mining applications.

The Company also assists customers in their rental, leasing and acquisition of its products through Terex Financial Services.

The Company has no customers that accounted for more than 10% of consolidated sales in 2010.  The results of businesses acquired during 2010, 2009 and 2008 are included from the dates of their respective acquisitions.

Included in Eliminations/Corporate are the eliminations among the four segments, as well as general and corporate items.  Business segment information is presented below (in millions):

	Year Ended December 31,
	2010	2009	2008
Net Sales
AWP	$1,069.6	$838.1	$2,386.9
Construction	1,087.9	840.1	1,835.9
Cranes	1,780.6	1,890.9	2,888.8
MP	533.1	353.6	987.9
Eliminations/Corporate	(53.0)	(64.3)	(140.6)
Total	$4,418.2	$3,858.4	$7,958.9
Income (Loss) from Operations
AWP (1)	$3.4	$(154.0)	$215.4
Construction (1)	(52.6)	(244.1)	(483.5)
Cranes	33.5	103.6	401.5
MP	24.5	(49.3)	110.1
Eliminations/Corporate	(82.6)	(57.9)	(72.7)
Total (1)	$(73.8)	$(401.7)	$170.8
Depreciation and Amortization
AWP	$17.6	$17.3	$19.9
Construction	28.9	30.2	28.9
Cranes	37.9	29.0	18.3
MP	5.7	5.7	5.1
Corporate	14.7	11.2	8.1
Total	$104.8	$93.4	$80.3
Capital Expenditures
AWP	$19.4	$6.5	$22.3
Construction	9.7	5.8	15.2
Cranes	13.5	10.9	26.5
MP	2.6	7.2	11.9
Corporate	9.8	20.0	27.7
Total	$55.0	$50.4	$103.6

(1)          Amounts include goodwill impairment of $42.8 million and $417.1 million for the year ended December 31, 2008 in the AWP and Construction segments, respectively.

	December 31,
	2010	2009
Identifiable Assets
AWP	$825.9	$657.6
Construction	1,197.8	1,099.2
Cranes	2,227.8	2,216.0
MP	913.2	964.8
Eliminations/Corporate	351.7	(156.7)
Discontinued operations	—	932.9
Total	$5,516.4	$5,713.8

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

Geographic segment information is presented below (in millions):

	Year Ended December 31,
	2010	2009	2008
Net Sales
United States	$1,191.8	$1,008.3	$2,662.5
United Kingdom	203.6	246.9	555.4
Germany	313.3	337.4	540.8
Other European countries	891.3	937.8	2,068.0
All other	1,818.2	1,328.0	2,132.2
Total	$4,418.2	$3,858.4	$7,958.9

	December 31,
	2010	2009
Long-lived Assets
United States	$167.1	$174.2
United Kingdom	38.8	45.4
Germany	127.4	142.0
Other European countries	114.4	138.3
All other	125.8	105.1
Total	$573.5	$605.0

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.  Long-lived assets consist of net fixed assets, which can be attributed to the specific geographic regions.

NOTE C – INCOME TAXES

The components of (loss) income from continuing operations before income taxes are as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

United States	$(159.0)	$(316.2)	$(163.5)
Foreign	(79.3)	(207.6)	247.5
(Loss) income from continuing operations before income taxes	$(238.3)	$(523.8)	$84.0

Net income (loss) before income taxes including (Loss) income from discontinued operations and Gain (loss) from disposition of discontinued operations attributable to the Company was $584.7 million, $(454.7) million and $317.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The major components of the Company’s (benefit from) provision for income taxes on continuing operations before income taxes are summarized below (in millions):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$(144.1)	$(3.6)	$8.2
State	(0.8)	(0.5)	3.0
Foreign	10.1	18.6	138.5
Current income tax (benefit) provision	(134.8)	14.5	149.7
Deferred:
Federal	91.4	(97.3)	22.8
State	(2.3)	(1.5)	(0.1)
Foreign	18.9	(33.1)	(13.7)
Deferred income tax provision (benefit)	108.0	(131.9)	9.0
Total (benefit from) provision for income taxes	$(26.8)	$(117.4)	$158.7

Included in the total benefit from income taxes for the year ended December 31, 2010 was expense of $15.5 million related to foreign exchange gain included in other comprehensive income.  Including discontinued operations and disposition of discontinued operations, the total (benefit from) provision for income taxes was $222.2 million, $(57.5) million and $242.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Deferred tax assets and liabilities result from differences in the bases of assets and liabilities for tax and financial statement purposes.  The tax effects of the basis differences and net operating loss carry forwards as of December 31, 2010 and 2009 for continuing operations are summarized below for major balance sheet captions (in millions):

	2010	2009

Property, plant and equipment	$(42.4)	$(53.8)
Intangibles	(41.6)	(45.3)
Trade receivables	8.0	(11.7)
Inventories	33.8	31.2
Accrued warranties and product liability	16.3	18.8
Net operating loss carry forwards	215.9	323.1
Retirement plans and other	38.7	48.9
Accrued compensation and benefits	23.0	24.3
Investments	(67.3)	—
Credits	28.3	12.9
Other	(5.4)	20.4
Deferred tax assets valuation allowance	(157.6)	(134.6)
Net deferred tax assets	$49.7	$234.2

Deferred tax assets for continuing operations total $271.5 million before valuation allowances of $157.6 million at December 31, 2010.  Total deferred tax liabilities for continuing operations of $64.2 million include $38.6 million in current liabilities and $25.6 million in non-current liabilities on the Consolidated Balance Sheet at December 31, 2010.  Included in net deferred tax assets for continuing operations are income taxes paid on intercompany transactions of $7.8 million and $6.0 million as of December 31, 2010 and 2009, respectively.  Net deferred tax assets for discontinued operations as of December 31, 2009 were $15.4 million.  There were no deferred tax assets for discontinued operations as of December 31, 2010.

The Company evaluates the net realizable value of its deferred tax assets each reporting period.  The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards.  Historical information is supplemented by all currently available information about future tax years.  Realization requires sufficient taxable income to use deferred tax assets.  The Company records a valuation allowance for each deferred tax asset for which realization is assessed as not more likely than not.  In particular, the Company’s assessment that deferred tax assets will be realized considered the following: (i) estimates of future taxable income generated from various sources, including the expected recovery of operations in the U.S. and the United Kingdom, (ii) the reversal of taxable temporary differences, (iii) increased profitability due to cost reductions in recent years, (iv) losses in late 2008 through 2010 as a result of the economic downturn, and (v) the combination of certain businesses in the United Kingdom.  If the current estimates of future taxable income are not realized or future estimates of taxable income are reduced, then the assessment regarding the realization of deferred tax assets in certain jurisdictions, including the U.S. and the United Kingdom, could change and have a material impact on the statement of income.  In 2010, the Company recorded a valuation allowance for its Italian operations due to changes in the expectation of future taxable income.  The valuation allowance for deferred tax assets as of December 31, 2010 was $157.6 million.  The net change in the total valuation allowance for the years ended December 31, 2010 and 2009 was an increase of $23.0 million and $70.5 million, respectively.

The Company’s (Benefit from) provision for income taxes is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s (Loss) income from continuing operations before income taxes.  The reasons for the difference are summarized as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Tax at statutory federal income tax rate	$(83.4)	$(183.3)	$29.4
State taxes (net of Federal benefit)	(9.0)	(9.0)	(6.2)
Change in valuation allowance	35.1	29.4	11.1
Foreign tax differential on income/losses of foreign subsidiaries	7.6	17.1	(23.5)
Non-deductible goodwill charges	—	0.2	157.5
U.S. tax on multi-national operations	0.2	24.8	4.8
Change in foreign statutory rates	2.5	(3.6)	(1.8)
U.S. manufacturing and export incentives	6.4	—	(4.7)
Tax on foreign exchange amounts reported in accumulated other comprehensive income	15.5	—	—
Other	(1.7)	7.0	(7.9)
Total (benefit from) provision for income taxes	$(26.8)	$(117.4)	$158.7

The $6.4 million of expense for U.S. manufacturing and export incentives for the year ended December 31, 2010 was due to the carry back of the 2009 U.S. Federal net operating loss which reduced prior year U.S. manufacturing incentives.  The effective tax rate on income from discontinued operations in 2009 differs from the statutory rate due primarily to deferred income taxes not previously provided on the excess of the amount for financial reporting over the tax basis in the Company’s investment in the shares of certain of its Mining subsidiaries.  The effective tax rate on income from discontinued operations in 2010 differs from the statutory rate primarily due to deferred income taxes not previously provided on the excess of the amount for financial reporting over the tax basis in the Company’s investment in the shares of certain subsidiaries, and the recognition of uncertain tax positions.

The Company does not provide for foreign income and withholding, U.S. federal, or state income taxes or tax benefits on the undistributed earnings or losses of its foreign subsidiaries because such earnings are reinvested and, in the Company’s opinion, will continue to be reinvested indefinitely.  At December 31, 2010, these unremitted earnings totaled approximately $1.1 billion.  The Company reviews business plans, cash availability, and cash requirements each period to evaluate its assessment that foreign earnings are indefinitely reinvested.  If the assessment of the Company with respect to earnings of foreign subsidiaries changes, deferred U.S. income taxes, foreign income taxes, and foreign withholding taxes may have to be accrued.  The Company does not accrue deferred income taxes on the temporary difference between the book and tax basis in domestic subsidiaries where permissible.  At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the investment in subsidiaries is not practical.  The Company records deferred tax assets and liabilities on the temporary differences in the investment in subsidiaries between the financial statement basis and the tax basis when such deferred taxes are required to be recognized.

At December 31, 2010, the Company had domestic federal net operating loss carry forwards of $16.3 million.  None of the remaining U.S. federal net operating loss carry forwards expire before 2011.  The Company also has various state net operating loss carry forwards available to reduce future state taxable income and income taxes.  These net operating loss carry forwards expire at various dates through 2030.

In addition, the Company’s foreign subsidiaries have approximately $558.9 million of loss carry forwards, consisting of $213.6 million in the United Kingdom, $168.0 million in Italy, $42.9 million in China, $25.0 million in Germany and $109.4 million in other countries, which are available to offset future foreign taxable income.  The majority of these foreign tax loss carry forwards are available without expiration.

The Company made total net income tax payments including discontinued operations of $47.5 million, $23.2 million and $190.7 million in 2010, 2009 and 2008, respectively.  At December 31, 2010 and 2009, Other current assets included net income tax receivable amounts of $132.0 million and $62.6 million respectively.  The 2010 balance in Other current assets included a $105.2 million U.S. income tax refund claim that was received in January 2011.

As of December 31, 2010 and 2009, the Company had $141.7 million and $151.1 million, respectively, of unrecognized tax benefits.  Of the $141.7 million at December 31, 2010, $145.2 million, if recognized, would affect the effective tax rate.  The Company classifies interest and penalties associated with uncertain tax positions as income tax expense.  As of December 31, 2010 and 2009, the liability for potential penalties and interest was $25.5 million and $16.3 million, respectively.  During the years ended December 31, 2010 and 2009, the Company recognized tax expense of $9.2 million and $4.4 million, respectively, for interest and penalties.

The Company conducts business globally and the Company and its subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions, as required.  In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Germany, Italy, the United Kingdom and the U.S.  Various entities of the Company are currently under audit in Australia, Germany, Italy, the United Kingdom, the U.S. and elsewhere.  Each reporting period, the Company assesses uncertain tax positions each reporting period for recognition, measurement and effective settlement.  Where the Company has determined that its tax return filing position does not satisfy the more likely than not recognition threshold of ASC 740-10, “Income Taxes,” it has recorded no tax benefits.  Where the Company has determined that its tax return filing positions are more likely than not to be sustained, the Company has measured and recorded the largest amount of tax benefit greater than 50% likely to be realized.

The following table summarizes the activity related to the Company’s total (including discontinued operations) unrecognized tax benefits (in millions):

Balance as of January 1, 2008	$122.6
Additions for current year tax positions	6.6
Additions for prior year tax positions	21.1
Reductions for prior year tax positions	(36.0)
Settlements	(0.6)
Acquired balances	2.2
Balance as of December 31, 2008	115.9
Additions for current year tax positions	33.6
Additions for prior year tax positions	148.6
Reductions for prior year tax positions	(117.1)
Reductions for tax positions related to current year	(26.1)
Settlements	(2.8)
Reductions related to expiration of statute of limitations	(6.4)
Acquired balances	5.4
Balance as of December 31, 2009	151.1
Additions for current year tax positions	3.4
Additions for prior year tax positions	20.7
Reductions for prior year tax positions	(7.0)
Reductions for tax positions related to current year	(1.2)
Reductions related to expiration of statute of limitations	(1.3)
Settlements	(25.3)
Acquired balances	1.3
Balance as of December 31, 2010	$141.7

It is reasonably possible that changes to the Company’s unrecognized tax benefits could be material in the next twelve months due to potential tax audit settlements.  The nature of the uncertainties with respect to uncertain tax positions relate primarily to intercompany transactions and acquisitions.  The timing and impact of income tax audits and their resolution is highly uncertain.  New laws and judicial decisions can change assessments concerning technical merit and measurement.  It is not possible to predict with any degree of certainty the amounts or periods in which changes to reserves for uncertain tax positions will occur.  The estimate, at this time, of the reasonably possible change to the reserve for existing uncertain tax positions over the next 12 months is that it could decrease by up to $42.5 million.  Such decrease may occur as a result of uncertain tax positions being considered effectively settled, re-measured, paid, recognized as the result of a change in law or judicial decision, or due to the expiration of the of the relevant statute of limitations.  With a few exceptions, including net operating loss carry forwards in the U.S. and Australia, the statute of limitations for the Company and its subsidiaries has generally expired for tax years prior to 2002.

NOTE D – DISCONTINUED OPERATIONS

On February 19, 2010, the Company completed the disposition of its Mining business, which was previously part of the former Materials Processing & Mining segment, to Bucyrus and received approximately $1 billion in cash and approximately 5.8 million shares of Bucyrus common stock.  Following this transaction the Company is investing in its current businesses and focusing on products and services where it can maintain and build a strong market presence.  The products divested by the Company in the transaction included hydraulic mining excavators, high capacity surface mining trucks, track and rotary blasthole drills, drill tools and highwall mining equipment, as well as the related parts and aftermarket service businesses, including the Company-owned distribution locations.  The Company recorded a gain on the sale of its Mining business of approximately $606 million, net of tax for the year ended December 31, 2010.  The Company is involved in a dispute with Bucyrus regarding the calculation of the value of the net assets of the Mining business.  Bucyrus has provided the Company with their calculation of the net asset value of the Mining business, which seeks a payment of approximately $149 million from the Company to Bucyrus.  The Company believes that the Bucyrus calculation of the net asset value is incorrect and not in accordance with the terms of the definitive agreement.  The Company has objected to Bucyrus’ calculation and has provided Bucyrus with its calculation of the net asset value, which does not require any payment from the Company to Bucyrus.  The Company initiated a court proceeding on October 29, 2010 in the Supreme Court of the State of New York, County of New York, to enforce and protect its rights under the definitive agreement.  While the Company believes Bucyrus’ position is without merit and it is vigorously opposing it, no assurance can be given as to the final resolution of this dispute or that the Company will not ultimately be required to make a substantial payment to Bucyrus.

The Company accounts for the shares of Bucyrus common stock received as “available for sale” securities as defined in ASC 320, “Investments – Debt and Equity Securities.”  As such, the carrying value of the Bucyrus common stock will be adjusted on a quarterly basis based on changes in fair value of the stock with the corresponding entry for unrealized gains and losses recorded in Accumulated other comprehensive income.  This stock is traded in an active market and measured under the Level 1 fair value category as defined in Note J – “Fair Value Measurements.”

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

On March 10, 2010, the Company entered into an agreement to sell its Atlas businesses to Atlas Maschinen.  Fil Filipov, a former Terex executive and the father of Steve Filipov, the Company’s President, Developing Markets and Strategic Accounts, is the Chairman of Atlas Maschinen.  The Atlas product lines divested in the transaction include crawler, wheel and rail excavators, knuckle-boom truck loader cranes and Terex® Atlas branded material handlers.  The transaction also includes the Terex Atlas UK distribution business for truck loader cranes in the United Kingdom and the Terex minority ownership position in an Atlas Chinese joint venture.  The Atlas business was previously reported in the Construction segment, with the exception of the knuckle-boom truck loader cranes business, which was reported in the Cranes segment.  On April 15, 2010, the Company completed the portion of this transaction related to the Atlas operations in Germany and completed the portion of the transaction related to the operations in the United Kingdom on August 11, 2010.  The Company recorded a loss on the sale of Atlas of approximately $17 million, net of tax, for the year ended December 31, 2010.

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statement of Income (in millions):

	Year Ended December 31,
	2010	2009	2008

Net sales	$157.7	$1,346.6	$1,930.7

(Loss) income from discontinued operations before income taxes	$(9.7)	$88.6	$233.8
Provision for income taxes	(5.6)	(66.9)	(83.4)
(Loss) income from discontinued operations – net of tax	$(15.3)	$21.7	$150.4

Gain (loss) on disposition of discontinued operations	$832.7	$(19.5)	$—
(Provision for) benefit from income taxes	(243.4)	6.9	—
Gain (loss) on disposition of discontinued operations – net of tax	$589.3	$(12.6)	$—

The following table provides the amounts of assets and liabilities reported in discontinued operations in the Consolidated Balance Sheet (in millions):

	December 31,
	2010	2009
Cash and cash equivalents	$—	$41.7
Trade receivables, net	—	161.3
Inventories	—	479.3
Other current assets	—	41.0
Current assets – discontinued operations	$—	$723.3

Property, plant and equipment - net	$—	$67.4
Goodwill	—	70.6
Other assets	—	71.6
Long-term assets – discontinued operations	$—	$209.6

Trade accounts payable	$—	$104.8
Accrued compensation and benefits	—	23.3
Accrued warranties and product liability	—	38.8
Customer advances	—	7.6
Other current liabilities	—	83.0
Current liabilities – discontinued operations	$—	$257.5

Non –current liabilities – discontinued operations	$—	$143.8

The following table provides the amounts of cash and cash equivalents presented in the Consolidated Statement of Cash Flows as of December 31:

	2010	2009	2008
Cash and cash equivalents:
Cash and cash equivalents – continuing operations	$894.2	$929.5	$450.4
Cash and cash equivalents – discontinued operations	—	41.7	34.0
Total cash and cash equivalents	$894.2	$971.2	$484.4

As a condition of the sale of the Company’s Mining business to Bucyrus and the Atlas business to Atlas Maschinen, the parties have entered into transition services agreements.  The agreements require Terex to provide the respective counterparties to the transactions with certain general and administrative functions and the use of certain business related assets for a period of time after the close of the sale in exchange for a fee.

NOTE E – EARNINGS PER SHARE

	For the year ended December 31, (in millions, except per share data)
	2010	2009	2008
Net loss from continuing operations attributable to Terex Corporation common stockholders	$(215.5)	$(407.5)	$(78.5)
(Loss) income from discontinued operations-net of tax	(15.3)	21.7	150.4
Gain (loss) on disposition of discontinued operations-net of tax	589.3	(12.6)	-
Net income (loss) attributable to Terex Corporation	$358.5	$(398.4)	$71.9

Basic shares:
Weighted average shares outstanding	108.7	102.6	98.1

Earnings per share - basic:
Loss from continuing operations	$(1.98)	$(3.97)	$(0.80)
(Loss) income from discontinued operations-net of tax	(0.14)	0.21	1.53
Gain (loss) on disposition of discontinued operations-net of tax	5.42	(0.12)	-
Net income (loss) attributable to Terex Corporation	$3.30	$(3.88)	$0.73

Diluted shares:
Weighted average shares outstanding	108.7	102.6	98.1
Effect of dilutive securities:
Convertible debt	-	-	-
Stock options and restricted stock awards	-	-	-

Diluted weighted average shares outstanding	108.7	102.6	98.1

Earnings per share - diluted:
Loss from continuing operations	$(1.98)	$(3.97)	$(0.80)
(Loss) income from discontinued operations-net of tax	(0.14)	0.21	1.53
Gain (loss) on disposition of discontinued operations-net of tax	5.42	(0.12)	-
Net income (loss) attributable to Terex Corporation	$3.30	$(3.88)	$0.73

The following table provides information to reconcile amounts reported on the Consolidated Statement of Income to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions) for the year ended December 31:

Noncontrolling Interest Attributable to Common Stockholders

Attribution of noncontrolling interest:	2010	2009	2008
Loss from continuing operations	$(4.0)	$(1.1)	$(3.8)
(Loss) income from discontinued operations	—	(1.2)	0.1
Total noncontrolling interest income	$(4.0)	$(2.3)	$(3.7)

Reconciliation of amounts attributable to common stockholders:	2010	2009	2008
Loss from continuing operations - as reported	$(211.5)	$(406.4)	$(74.7)
Less: Noncontrolling interest attributed to loss from continuing operations	(4.0)	(1.1)	(3.8)
Loss from continuing operations attributable to common stockholders	$(215.5)	$(407.5)	$(78.5)

Options to purchase 571 thousand, 522 thousand and 178 thousand shares of Common Stock were outstanding during 2010, 2009 and 2008 respectively, but were not included in the computation of diluted shares as the effect would have been anti-dilutive.  Restricted stock awards of 1.1 million, 64 thousand and 463 thousand were outstanding during 2010, 2009 and 2008, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or because performance targets were not yet achieved for awards contingent upon performance.  ASC 260, “Earnings per Share” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share.  Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

The 4% Convertible Notes described in Note N – “Long-Term Obligations,” are dilutive to the extent that the volume-weighted average price of the Common Stock from the date of issuance of the 4% Convertible Notes through December 31, 2010 and 2009 was greater than $16.25 per share. The number of shares that were contingently issuable for the 4% Convertible Notes as of December 31, 2010 and 2009 was 4.4 million and 1.0 million, respectively, but were not included in the computation of diluted shares because the effect would have been anti-dilutive.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	December 31,
	2010	2009
Finished equipment	$494.6	$388.6
Replacement parts	228.9	216.5
Work-in-process	298.5	342.4
Raw materials and supplies	426.7	396.4
Inventories	$1,448.7	$1,343.9

At December 31, 2010 and 2009, the Company had inventory reserves of $106.7 million and $110.8 million, respectively, for LCM, excess and obsolete inventory.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	December 31,
	2010	2009
Property	$78.4	$90.5
Plant	316.8	293.9
Equipment	527.1	529.0
	922.3	913.4
Less: Accumulated depreciation	(348.8)	(308.4)
Net property, plant and equipment	$573.5	$605.0

NOTE H – EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from leasing the Company’s products to customers.  Initial noncancellable lease terms typically range up to 84 months.  The net book value of equipment subject to operating leases was approximately $68 million and $62 million (net of accumulated depreciation of approximately $33 million and $34 million) at December 31, 2010 and 2009, respectively, and is included in Other assets on the Company’s Consolidated Balance Sheet.  The equipment is depreciated on a straight-line basis over its estimated useful life.

Future minimum lease payments to be received under noncancellable operating leases with lease terms in excess of one year are as follows (in millions):

Years ending December 31,
2011	$9.8
2012	7.0
2013	4.1
2014	2.3
2015	2.0
Thereafter	1.2
$26.4

The Company received approximately $9 million and $7 million of rental income from assets subject to operating leases with lease terms greater than one year during 2010 and 2009, respectively, none of which represented contingent rental payments.

NOTE I – ACQUISITIONS

2010 Acquisitions

The Company completed small acquisitions and investments in consolidated and unconsolidated entities during 2010 in the AWP, Cranes and MP segments that, taken together, had an aggregate purchase price of less than $35 million.  These acquisitions and investments did not have a material impact on the Company’s financial results either individually or in the aggregate.

2009 Acquisitions

On July 23, 2009, the Company acquired the Port Equipment Business from Fantuzzi Industries S.a.r.l for approximately $126 million, comprised of approximately $71 million of public indebtedness, approximately $45 million of net payables assumed from the seller and approximately $10 million of net cash payments, which included approximately $69 million of cash that the Port Equipment Business had on the date of acquisition.  Financial arrangements were made with existing financial creditors of the Port Equipment Business to provide the Company with long-term financing on favorable terms for substantially the entire acquisition price.  The results of the Port Equipment Business are included in the Cranes segment from the date of acquisition.  Terex Port Equipment designs, manufactures and services port equipment with manufacturing facilities in Italy, Germany and China, as well as sales and service branches around the world.  This acquisition helps diversify the Company’s Cranes business and expands the product offering of the Cranes segment to the container transport industry beyond its current stacker product line.

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

The Company recorded expenses of $9.1 million in Other income (expense) – net for acquisition related costs for the year ended December 31, 2009 in the Consolidated Statement of Income.

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

Goodwill of $295 million was initially recognized on the date of acquisition and purchase accounting adjustments of $41 million were recorded through September 30, 2008, primarily related to adjustments to customer relationships, patents and deferred taxes.  Goodwill of approximately $254 million represented the excess of the purchase price over the fair values of net assets acquired, as determined at that time.  None of the goodwill assigned to ASV was expected to be deductible for tax purposes.  As a result of the annual impairment test for goodwill performed as of October 1, 2008, all of the goodwill recorded for ASV was deemed impaired.  See Note J – “Goodwill.”

The Company also completed smaller acquisitions during 2008 in the AWP and Construction segments that, taken together, had an aggregate purchase price of less than $30 million.  These acquisitions did not have a material impact on the Company’s financial results either individually or in the aggregate.

NOTE J - GOODWILL

Goodwill, representing the difference between the total purchase price and the estimated fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and is written down only in the period in which the recorded value of such assets exceed their estimated fair value.  The Company performed its most recent annual review of the carrying value of its goodwill, as required by ASC 350, “Intangibles – Goodwill and Other,” as of October 1, 2010.  There were no indicators of goodwill impairment in the tests performed as of October 1, 2010 and 2009.  As a result of the Company’s annual impairment test performed as of October 1, 2008, the Company’s Construction and AWP segments recorded non-cash charges totaling $417.1 million and $42.8 million, respectively, to reflect impairment of all of the goodwill in the Construction segment and all of the goodwill originally in the utilities reporting unit which is now part of the AWP segment.  The impairment charges were included in Goodwill impairment in the Consolidated Statement of Income for the year ended December 31, 2008.

The Company uses a discounted cash flow approach to estimate the fair value of its reporting units.   If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired.  Judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates and future capital expenditures.  All of these assumptions are critical to the estimate and can change from period to period.  Updates to these assumptions in future periods could result in different results of goodwill impairment tests.  In comparing the Company’s market capitalization to the sum of the estimated fair value of the reporting units, an implied control premium was applied based on a review of comparable transactions within the industries the Company operates.  A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company.  The Company also performs an analysis of comparable companies to assess reasonableness, including such factors as the relationship of the comparable companies’ revenues to their respective market values.

As of October 1, 2010, the estimated fair value of the AWP and MP reporting units substantially exceeded their carrying values.  For the Cranes reporting unit, the estimated fair value exceeded its carrying value by approximately 18%.  The amount of goodwill in the Cranes reporting unit was $212.4 million as of December 31, 2010.  Due to uncertainty and short-term volatility in the cranes market, the Company reviewed the Cranes reporting unit at December 31, 2010 to determine if the results of the October 1 test would be significantly different.  The Company did not find evidence of impairment at December 31, 2010, but it will continue to monitor the performance of the Cranes reporting unit and update the test as circumstances warrant.  If the Cranes reporting unit is unable to achieve its projected cash flows, the outcome of any prospective tests may result in the Company recording goodwill impairment charges in future periods.

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	Aerial Work Platforms	Construction	Cranes	Materials Processing	Total
Balance at December 31, 2008, gross	$150.2	$438.2	$114.7	$187.4	$890.5
Accumulated impairment	(42.8)	(438.2)	—	(23.2)	(504.2)
Balance at December 31, 2008, net	107.4	—	114.7	164.2	386.3

Acquisitions (1)	—	0.6	105.1	—	105.7
Foreign exchange effect and other (1)	0.5	(0.6)	4.3	14.9	19.1

Balance at December 31, 2009, gross	150.7	438.8	224.1	202.3	1,015.9
Accumulated impairment	(42.8)	(438.8)	—	(23.2)	(504.8)
Balance at December 31, 2009, net	107.9	—	224.1	179.1	511.1

Acquisitions	—	—	2.8	—	2.8
Foreign exchange effect and other	(1.1)	—	(14.5)	(5.4)	(21.0)

Balance at December 31, 2010, gross	149.6	438.8	212.4	196.9	997.7
Accumulated impairment	(42.8)	(438.8)	—	(23.2)	(504.8)
Balance at December 31, 2010, net	$106.8	$—	$212.4	$173.7	$492.9

(1)          Included in the Construction segment is an adjustment of $0.6 million related to an earn-out from a prior acquisition, which was also impaired.

NOTE K – DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company has used and may use forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions.  The primary currencies to which the Company is exposed are the Euro and British Pound.  The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of Accumulated other comprehensive income (loss) until the underlying hedged transactions are reported in the Company’s Consolidated Statement of Income.  The Company uses interest rate swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt and to fair value changes of fixed rate debt.  Primary exposure includes movements in the London Interbank Offer Rate (“LIBOR”).

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

In November 2007, the Company entered into an interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment.  At December 31, 2010, the Company had $400.0 million notional amount of this interest rate swap agreement outstanding, which matures in 2017.  The fair market value of this swap at December 31, 2010 and 2009 was a gain of $39.3 million and $30.2 million, respectively, which is recorded in Other assets.

The Company had entered into a prior interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment.  At December 31, 2006, the Company had $200.0 million notional amount of this interest rate swap agreement outstanding, which would have originally matured in 2014.  To maintain an appropriate balance between floating and fixed rate obligations on its mix of indebtedness, the Company exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million.  This loss was recorded as an adjustment to the carrying value of the hedged debt and was amortized through January 15, 2011, which was the effective date that the hedged debt was extinguished.

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At December 31, 2010, the Company had $350.2 million notional amount of currency exchange forward contracts outstanding, most of which mature on or before December 31, 2011.  The fair market value of these contracts at December 31, 2010 was a net loss of $3.2 million.  At December 31, 2010, $305.5 million notional amount ($3.3 million of fair value losses) of these forward contracts have been designated as, and are effective as, cash flow hedges of specifically identified transactions.  During 2010 and 2009, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income (loss) and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

The Company entered into a stockholders agreement with Bucyrus that contains certain restrictions, including providing for Terex’s commitment that it will not directly or indirectly sell or otherwise transfer its economic interest in the shares of Bucyrus stock received by it for a period of one year, subject to certain exceptions.  As a result, in order to partially mitigate the risks associated with the shares of Bucyrus stock, the Company entered into derivative contracts using a basket of stocks whose prices have historically been highly correlated with the Bucyrus stock price.  The derivative contracts purchased by the Company expire in the first and second quarters of 2011.  During the year ended December 31, 2010, the Company paid premiums of approximately $21 million to enter into derivative trades to mitigate the risk of approximately 95% of the notional value of the Bucyrus stock based on historic prices.

The Company has not classified these derivative contracts as hedges.  As a result, the Company has marked the derivative contracts to market quarterly through earnings.  As of December 31, 2010, the derivative contracts, for which the Company paid approximately $21 million in premiums, were worth $0.3 million, which was reflected on the Consolidated Balance Sheet in Other current assets.  The value of the derivative contracts is a function of time and the intrinsic value of the derivative.  When the derivative contracts expire, the time value of the derivative contracts will be zero.

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	December 31, 2010	December 31, 2009
Foreign exchange contracts	Other current assets	$2.9	$8.3
Interest rate contract	Other assets	39.3	30.2
Total asset derivatives		$42.2	$38.5

Liability Derivatives
Foreign exchange contracts	Other current liabilities	$6.0	$11.6
Interest rate contract	Long-term debt, less current portion	38.1	27.1
Total liability derivatives		$44.1	$38.7

Total Derivatives		$(1.9)	$(0.2)

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	December 31, 2010	December 31, 2009
Option derivative contracts	Other current assets	$0.3	$—

The following tables provide the effect of derivative instruments that are designated as hedges in the Consolidated Statement of Income and Accumulated other comprehensive income (loss) (“OCI”) (in millions):

Gain Recognized on Derivatives in Income:		Year Ended December 31,
Fair Value Derivatives	Location	2010	2009
Interest rate contract	Interest expense	$19.2	$16.7

Gain (Loss) Recognized on Derivatives in OCI:	Year Ended December 31,
Cash Flow Derivatives	2010	2009
Foreign exchange contracts	$1.3	$(2.4)

Gain (Loss) Reclassified from Accumulated OCI into Income (Effective):	Year Ended December 31,
Account	2010	2009
Cost of goods sold	$(2.9)	$10.9
Other income (expense) - net	(3.5)	(13.1)
Total	$(6.4)	$(2.2)

Gain (Loss) Recognized on Derivatives (Ineffective) in Income:	Year Ended December 31,
Account	2010	2009
Other income (expense) – net	$(1.8)	$8.5

The following table provides the effect of derivative instruments that are not designated as hedges in the Consolidated Statement of Income and OCI (in millions):

Loss Recognized on Derivatives not designated as hedges in Income:	Year Ended December 31,
Account	2010	2009
Other income (expense) - net	$(20.8)	$—

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

Unrealized net gains (losses) included in Accumulated other comprehensive income are as follows (in millions):

	Year Ended December 31,
	2010	2009	2008
Balance at beginning of period	$(3.6)	$(1.0)	$(5.0)
Additional (losses) gains	(2.0)	(15.7)	17.6
Amounts reclassified to earnings	3.5	13.1	(13.6)
Balance at end of period	$(2.1)	$(3.6)	$(1.0)

The estimated amount of existing net losses for derivative contracts in Accumulated other comprehensive income as of December 31, 2010 that are expected to be reclassified into earnings during the year ending December 31, 2011 is $2.1 million.

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

Determining which category an asset or liability falls within this hierarchy requires judgment.  The Company evaluates its hierarchy disclosures each quarter.  As discussed in Note K - “Derivative Financial Instruments,” the Company has two types of derivative instruments that it records at fair value on a recurring basis, the interest rate swap and foreign exchange contracts.  The interest rate swap is categorized under Level 2 of the hierarchy above and is recorded at December 31, 2010 and 2009 as an asset of $39.3 million and $30.2 million, respectively.  The foreign exchange contracts are categorized under Level 1 of the hierarchy above and are recorded at December 31, 2010 and 2009 as a liability of $3.3 million and $5.2 million.  The fair value of the interest rate swap agreement is based on LIBOR yield curves at the reporting date.  The fair values of the foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date.

NOTE M – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions.  Given economic trends from 2008 through 2010, the Company initiated certain restructuring programs across all segments to better utilize its workforce and optimize facility utilization to match the demand for its products.

Workforce restructuring activities reduced the number of team members at all levels and caused the Company to incur costs for employee termination benefits related to headcount reductions.  The existing reserve balance as of December 31, 2010 for the workforce restructuring activities is expected to be paid during 2011, except for certain activities in the Cranes segment, which are dependent on the expiration of certain benefits required by governmental authorities.  The costs incurred during the period for employee termination benefits include the impact of expected future headcount reductions.

The following table provides information by segment of the number of team members reduced pursuant to workforce reduction activities during the year ended December 31, 2010:

Number of headcount reductions
AWP	7
Construction	25
Cranes	198
MP	71
Corporate and Other	-
Total	301

The Company implemented restructuring activities at certain facilities in its AWP segment to better utilize manufacturing capacity.  The Company relocated telehandler production from Baraga, Michigan to its Moses Lake, Washington facility.  This program cost $1.9 million and resulted in reductions of approximately 86 team members.  This program was complete as of the second quarter of 2010.

To optimize facility utilization, the Company established a restructuring program to move its crushing and screening manufacturing business from Cedarapids, Iowa within the MP segment to other facilities, primarily in North America. Engineering, sales and service functions for materials processing equipment currently made at the plant will be retained at the Cedarapids facility for the near future.  The program is expected to cost $3.1 million, which has all been incurred to date, result in reductions of approximately 186 team members and is expected to be completed during 2011.  Costs of $1.6 million were charged to Cost of goods sold (“COGS”) and costs of $0.1 million were charged to Selling, general and administrative expense (“SG&A”) in the year ended December 31, 2010 for this program.

The Company established a restructuring program within the MP segment to realize cost synergies and support its joint brand strategy by consolidating certain of its crushing equipment manufacturing businesses.  This program will result in the relocation of its Pegson operations in Coalville, United Kingdom to Omagh, Northern Ireland. The global design center for crushing equipment will be retained at Coalville for the near future.  The program is expected to cost $6.4 million, which has all been incurred to date, result in reductions of approximately 215 team members and be completed during 2011.  Program costs of $1.9 million were charged to SG&A in the year ended December 31, 2010.

To reduce its costs, the Company implemented a restructuring program in Corporate and Other to streamline its corporate office space.  This program cost $3.5 million and was substantially completed by the end of the second quarter of 2010, except for certain contractual payments extending through the first quarter of 2011.  Program costs of $3.5 million were charged to SG&A in the year ended December 31, 2010.

During the second quarter of 2010, the Company executed a restructuring program to better utilize facility space in its Port Equipment Business, which is included in the Cranes segment.  The program cost $11.4 million and resulted in reductions of approximately 149 team members.  This program was completed in 2010 except for certain benefits mandated by governmental agencies.  Costs of $9.3 million were charged to COGS and $2.2 million to SG&A in the year ended December 31, 2010.

During the second quarter of 2010, the Company established restructuring programs in certain facilities in Asia to optimize manufacturing capacity within the Cranes and Construction segments, which are expected to cost $0.8 million and $3.7 million, respectively, and be completed during 2011.  The program is expected to result in reductions of approximately 34 team members in the Cranes segment with all costs incurred to date and charged to COGS.  The program is expected to result in reductions of approximately 60 team members in the Construction segment with all costs incurred to date and charged to COGS.

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the year ended December 31, 2010, the cumulative amount of expenses incurred since inception and the total amount expected to be incurred  (in millions):

	Amount incurred during the year ended December 31, 2010	Cumulative amount incurred through December 31, 2010	Total amount expected to be incurred
AWP	$0.5	$23.6	$23.6
Construction	2.5	37.5	37.5
Cranes	12.4	16.7	16.7
MP	3.5	11.1	11.1
Corporate and Other	3.4	6.1	6.1
Total	$22.3	$95.0	$95.0

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the year ended December 31, 2010, the cumulative amount of expenses incurred since inception and the total amount expected to be incurred  (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred in the year ended December 31, 2010	$9.8	$6.2	$6.3	$22.3
Cumulative amount incurred through December 31, 2010	$72.9	$10.6	$11.5	$95.0
Total amount expected to be incurred	$72.9	$10.6	$11.5	$95.0

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the year ended December 31, 2010 (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Restructuring reserve at December 31, 2009	$18.5	$1.8	$1.7	$22.0
Restructuring charges	8.4	1.8	0.9	11.1
Cash expenditures	(17.1)	(2.0)	(1.5)	(20.6)
Restructuring reserve at December 31, 2010	$9.8	$1.6	$1.1	$12.5

In the aggregate, the restructuring charges described above incurred during the year ended December 31, 2010 and 2009 were included in COGS ($14.9 million and $28.4 million) and SG&A ($7.4 million and $26.8 million), respectively.  Included in the restructuring costs for the years ended December 31, 2010 and 2009 are $9.3 million and $1.5 million, respectively, of asset impairments.

NOTE N – LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows (in millions):

	December 31,
	2010	2009
10-7/8% Senior Notes due June 1, 2016	$294.4	$293.5
4% Convertible Senior Subordinated Notes due June 1, 2015	129.2	122.1
7-3/8% Senior Subordinated Notes due January 15, 2014	297.2	298.9
8% Senior Subordinated Notes due November 15, 2017	800.0	800.0
2006 Credit Agreement - term debt	—	272.0
Notes payable	14.1	6.6
Capital lease obligations	3.4	5.0
Other	148.0	168.3
Total debt	1,686.3	1,966.4
Less: Notes payable and current portion of long-term debt	(346.8)	(73.7)
Long-term debt, less current portion	$1,339.5	$1,892.7

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

Pursuant to the October 2010 amendment, the Company was permitted to make par offers for its 10-7/8% Senior Notes due 2016 (the “10-7/8% Notes”) and its 7-3/8% Senior Subordinated Notes due 2014 (the “7-3/8% Notes”) in accordance with the governing indentures and to redeem or repurchase debt if the minimum liquidity of the Company is greater than $250 million.  In addition, the amendment removed the previous $200 million annual limitation on acquisitions and provides the Company with added flexibility in certain other restrictive covenants.  In connection with the amendment, on October 14, 2010, the Company repaid the entire $270.2 million principal amount of its term loans then outstanding under the 2006 Credit Agreement with a portion of the net proceeds from the sale of its Mining business.

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

Pursuant to the June 2009 amendment, the Company reduced its domestic revolving credit commitments under the 2006 Credit Agreement by $150 million, prepaid $58.4 million principal amount of its term loans thereunder, and increased the interest rates charged thereunder.  The amendment also eliminated certain existing financial covenants dealing with the Company’s consolidated leverage ratio and consolidated fixed charge coverage ratio, and instead will require the Company to maintain liquidity of not less than $250 million on the last day of each fiscal quarter through June 30, 2011, and thereafter maintain a specified senior secured debt leverage ratio.  Liquidity is defined as Cash and cash equivalents plus availability under the 2006 Credit Agreement.  Pursuant to the amendment, the Company added flexibility in various restrictive covenants and agreed to provide certain collateral to secure the Company’s obligations under the 2006 Credit Agreement.  Additionally under the amendment, at any time on or prior to June 30, 2011, if the Company’s consolidated leverage ratio (as defined in the 2006 Credit Agreement) is greater than 2.50 to 1.00, the Company will be generally prohibited from repurchasing shares of its Common Stock, paying dividends or redeeming debt except with the proceeds of equity offerings and other than regularly scheduled payments of debt and debt under the 2006 Credit Agreement and incurring additional debt.  The amendment also included certain other technical changes.

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

The term loans outstanding with a principal amount of $270.2 million under the 2006 Credit Agreement were repaid in full on October 14, 2010.  In the year ended December 31, 2010, the Company recorded a charge of $1.4 million to recognize a loss on the write-off of unamortized debt acquisition costs for the repayment of the term loans.  In the year ended December 31, 2009, the Company recorded a charge of $3.3 million to recognize a loss on the write-off of unamortized debt acquisition costs for the June 2009 amendment and for debt acquisition costs incurred in connection with the prepayment of existing term loans.  As of December 31, 2009, the Company had $272.0 million of term loans outstanding under the 2006 Credit Agreement.  Term loans under the 2006 Credit Agreement bore interest at a rate of LIBOR plus 3.75% at December 31, 2009.  The weighted average interest rate on the term loans under the 2006 Credit Agreement at December 31, 2009 was 4.00%.

The Company had no revolving credit amounts outstanding as of December 31, 2010 or 2009.

The 2006 Credit Agreement incorporates facilities for issuance of letters of credit up to $250 million.  Letters of credit issued under the 2006 Credit Agreement letter of credit facility decrease availability under the $550 million revolving line of credit.  As of December 31, 2010 and 2009, the Company had letters of credit issued under the 2006 Credit Agreement that totaled $46.6 million and $68.9 million, respectively.  The 2006 Credit Agreement also permits the Company to have additional letter of credit facilities up to $100 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit.  As of December 31, 2010 and 2009, the Company had letters of credit issued under the additional letter of credit facilities of the 2006 Credit Agreement that totaled $9.2 million and $10.8 million, respectively.  The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2006 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $132.9 million and $152.7 million as of December 31, 2010 and 2009, respectively.  In total, as of December 31, 2010 and 2009, the Company had letters of credit outstanding of $188.8 million and $232.4 million, respectively.

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

The Company’s consolidated cash flow coverage ratio as defined in the indentures for its 10-7/8% Notes and 8% Senior Subordinated Notes Due 2017 (“8% Notes”) is currently less than 2.0 to 1.0.  As a result, the Company is subject to significant restrictions under its indentures on the amount of indebtedness that it can incur.

10-7/8% Senior Notes

On June 3, 2009, the Company sold and issued $300 million aggregate principal amount of 10-7/8% Notes at 97.633%.  The Company used a portion of the approximately $293 million proceeds from the offering of the 10-7/8% Notes, together with a portion of the proceeds from the 4% Convertible Notes discussed below, to prepay a portion of its term loans under the 2006 Credit Agreement and to pay off the outstanding balance under the revolving credit component of the 2006 Credit Agreement.  The 10-7/8% Notes are redeemable by the Company beginning in June 2013 at an initial redemption price of 105.438% of principal amount.  In October 2010, the Company offered to purchase at par the 10-7/8% Notes with a portion of proceeds from the Mining business divestiture.  Pursuant to this offer, $60 thousand in aggregate principal amount of the 10-7/8% senior notes were validly surrendered and accepted for purchase by the Company.  Holders who validly surrendered their notes, received on November 5, 2010, 100% of the principal amount of such notes plus accrued and unpaid interest thereon up to but not including the date of payment.  As a result of the Company’s redemption of the 7-3/8% Notes, as of February 7, 2011, the 10-7/8% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries (see Note T – “Consolidating Financial Statements”).

4% Convertible Senior Subordinated Notes

On June 3, 2009, the Company sold and issued $172.5 million aggregate principal amount of 4% Convertible Notes.  In certain circumstances and during certain periods, the 4% Convertible Notes will be convertible at an initial conversion rate of 61.5385 shares of Common Stock per $1,000 principal amount of convertible notes, equivalent to an initial conversion price of approximately $16.25 per share of Common Stock, subject to adjustment in some events.  Upon conversion, Terex will deliver cash up to the aggregate principal amount of the 4% Convertible Notes to be converted and shares of Common Stock with respect to the remainder, if any, of Terex’s convertible obligation in excess of the aggregate principal amount of the 4% Convertible Notes being converted.  As a result of the Company’s redemption of the 7-3/8% Notes, as of February 7, 2011, the 4% Convertible Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries (see Note T – “Consolidating Financial Statements”).

The Company, as issuer of the 4% Convertible Notes, must separately account for the liability and equity components of the 4% Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods.  The Company allocated $54.3 million of the $172.5 million principal amount of the 4% Convertible Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through June 2015.  The Company recorded a related deferred tax liability of $19.4 million on the equity component.  The balance of the 4% Convertible Notes was $129.2 million and $122.1 million at December 31, 2010 and 2009, respectively.  The Company recognized interest expense of $14.1 million and $7.8 million on the 4% Convertible Notes for the years ended December 31, 2010 and 2009, respectively.  The interest expense recognized for the 4% Convertible Notes will increase as the discount is amortized using the effective interest method, which accretes the debt balance over its term to $172.5 million at maturity.  Interest expense on the 4% Convertible Notes throughout its term includes 4% annually of cash interest on the maturity balance of $172.5 million plus non-cash interest expense accreted to the debt balance as described.

8% Senior Subordinated Notes

On November 13, 2007, the Company sold and issued $800 million aggregate principal amount of 8% Senior Subordinated Notes Due 2017 (“8% Notes”).    The 8% Notes are redeemable by the Company beginning in November 2012 at an initial redemption price of 104.000% of principal amount.  As a result of the Company’s redemption of the 7-3/8% Notes, as of February 7, 2011, the 8% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries (see Note T – “Consolidating Financial Statements”).

7-3/8% Senior Subordinated Notes

On November 25, 2003, the Company sold and issued $300 million aggregate principal amount of 7-3/8% Notes.  The 7-3/8% Notes were jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note T - “Consolidating Financial Statements”).  The 7-3/8% Notes were redeemable by the Company beginning in January 2009 at an initial redemption price of 103.688% of principal amount.  In October 2010, the Company offered to purchase at par the 7-3/8% Notes with a portion of proceeds from the Mining business divestiture.  Pursuant to this offer, $2.4 million in aggregate principal amount of the 7-3/8% Notes were validly surrendered and accepted for purchase by the Company.  Holders who validly surrendered their notes, received on November 5, 2010, 100% of the principal amount of such notes plus accrued and unpaid interest thereon up to but not including the date of payment.  Additionally, pursuant to its previously announced plans, on January 18, 2011, the Company exercised its early redemption option and repaid the outstanding $297.6 million principal amount of its 7-3/8% Notes.  The total cash paid to redeem the 7-3/8% Notes was $312.3 million and included a call premium of 1.229% as set forth in the indenture for the 7-3/8% Notes, plus accrued and unpaid interest of $36.875 per $1,000 principal amount at the redemption date.

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of long-term debt outstanding at December 31, 2010 in the successive five-year period are summarized below. Amounts shown are exclusive of minimum lease payments for capital lease obligations disclosed in Note O – “Lease Commitments” (in millions):

2011	$345.6
2012	74.0
2013	0.1
2014	0.2
2015	129.4
Thereafter	1,133.6
Total	$1,682.9

As noted in Note K - “Derivative Financial Instruments” $38.1 million is recorded in other debt due to the fair value adjustment increasing the carrying value of debt as a result of accounting for fair value hedges for the fixed interest rate to floating interest rate swaps on the 7-3/8% and 8% Notes.

Based on quoted market values and indicative price quotations from financial institutions, the Company estimates that the fair values of debt as of December 31, as follows (in millions):

2010	Book Value	Quote	FV
7-3/8% Notes	$297.2	$1.01250	$301
8% Notes	$800.0	$1.01000	$808
4% Convertible Notes (net of discount)	$129.2	$2.04063	$264
10-7/8% Notes	$294.4	$1.16000	$342

2009	Book Value	Quote	FV
7-3/8% Notes	$298.9	$1.02000	$305
8% Notes	$800.0	$0.95000	$760
4% Convertible Notes (net of discount)	$122.1	$1.47160	$180
10-7/8% Notes	$293.5	$1.11500	$327
Term debt under the 2006 Credit Agreement	$272.0	$0.97000	$264

The Company repaid its 7-3/8% Notes, including a call premium and accrued and unpaid interest, on January 18, 2011.  The Company believes that the carrying value of its other borrowings approximates fair market value, based on discounted future cash flows using rates currently available for debt of similar terms and remaining maturities.

The Company paid $136.7 million, $116.9 million and $104.0 million of interest in 2010, 2009 and 2008, respectively.

NOTE O – LEASE COMMITMENTS

The Company leases certain facilities, machinery, equipment and vehicles with varying terms. Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Certain of the equipment leases are classified as capital leases and the related assets have been included in Property, Plant and Equipment. Net assets under capital leases were $10.1 million and $11.3 million, net of accumulated amortization of $2.5 million and $2.2 million, at December 31, 2010 and 2009, respectively.

Future minimum capital and noncancellable operating lease payments and the related present value of capital lease payments at December 31, 2010 are as follows (in millions):

	Capital Leases	Operating Leases
2011	$1.3	$40.0
2012	1.1	36.2
2013	0.5	31.4
2014	0.6	25.8
2015	0.2	23.1
Thereafter	—	72.7
Total minimum obligations	3.7	$229.2
Less: amount representing interest	(0.3)
Present value of net minimum obligations	3.4
Less: current portion	(1.2)
Long-term obligations	$2.2

Most of the Company’s operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was $55.7 million, $61.2 million, and $56.3 million in 2010, 2009 and 2008, respectively.

NOTE P – RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of December 31, 2010, the Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”).  Prior to December 31, 2008, the Company maintained four qualified plans, which were merged into one plan during 2008.  Participation in the Terex Plan for all employees has been frozen.  Participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only.  The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment.  The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service.  It is the Company’s policy generally to fund the Terex Plan based on the minimum requirements of the Employee Retirement Income Security Act of 1974.  Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds.

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

Information regarding the Company’s U.S. plans, including the SERP, as of December 31, was as follows (in millions, except percent values):

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Accumulated benefit obligation at end of year	$148.5	$141.0
Change in benefit obligation:
Benefit obligation at beginning of year	$148.8	$140.6	$10.1	$11.7
Service cost	2.0	1.8	—	0.1
Interest cost	8.4	8.4	0.6	0.6
Impact of plan amendments	—	(0.4)	—	—
Acquisition	—	—	—	—
Actuarial loss (gain)	10.4	7.8	1.3	(0.9)
Benefits paid	(9.7)	(9.4)	(1.7)	(1.4)
Benefit obligation at end of year	159.9	148.8	10.3	10.1
Change in plan assets:
Fair value of plan assets at beginning of year	94.3	83.8	—	—
Actual return on plan assets	11.5	16.8	—	—
Employer contribution	3.2	3.1	1.7	1.4
Benefits paid	(9.7)	(9.4)	(1.7)	(1.4)
Fair value of plan assets at end of year	99.3	94.3	—	—
Funded status	$(60.6)	$(54.5)	$(10.3)	$(10.1)

Amounts recognized in the statement of financial position consist of:
Current liabilities	$0.1	$—	$1.1	$1.1
Non-current liabilities	60.5	54.5	9.2	9.0
Total liabilities	$60.6	$54.5	$10.3	$10.1

Amounts recognized in accumulated other comprehensive income consist of:
Actuarial net loss	$69.1	$67.7	$3.9	$2.8
Prior service cost	1.2	—	(0.1)	(0.1)
Total amounts recognized in accumulated other comprehensive income	$70.3	$67.7	$3.8	$2.7

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Weighted-average assumptions as of December 31:
Discount rate	5.25%	5.75%	6.25%	5.25%	5.75%	6.25%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	3.75%	3.75%	3.75%	N/A	N/A	N/A

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Components of net periodic cost:
Service cost	$2.0	$1.8	$2.0	$—	$0.1	$0.1
Interest cost	8.4	8.4	8.3	0.6	0.6	0.7
Expected return on plan assets	(7.3)	(6.4)	(8.8)	—	—	—
Amortization of prior service cost	1.9	2.1	0.2	0.1	0.1	0.1
Amortization of actuarial loss	1.7	1.7	2.3	0.1	0.1	0.2
Net periodic cost	$6.7	$7.6	$4.0	$0.8	$0.9	$1.1

	Pension Benefits		Other Benefits

	2010	2009	2010	2009
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net (gain) loss	$6.2	$(3.4)	$1.3	$(0.9)
Amortization of actuarial losses	(1.7)	(1.7)	(0.1)	(0.1)
Amortization of prior service cost	(1.9)	(2.1)	(0.1)	(0.1)
Total recognized in other comprehensive income	$2.6	$(7.2)	$1.1	$(1.1)

Amounts expected to be recognized as components of net periodic cost for the year ending December 31, 2011:	Pension Benefits	Other Benefits
Actuarial net loss	$3.7	$0.2
Prior service cost	0.1	––
Total amount expected to be recognized as components of net periodic cost for the year ending December 31, 2011	$3.8	$0.2

For U.S. pension plans, including the SERP, that have accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $159.9 million, $148.5 million and $99.3 million, respectively, as of December 31, 2010, and $148.8 million, $141.0 million and $94.3 million, respectively, as of December 31, 2009.

Determination of plan obligations and associated expenses requires the use of actuarial valuations based on certain economic assumptions, which includes discount rates and expected rates of returns on plan assets.  The discount rate enables the Company to estimate the present value of expected future cash flows on the measurement date. The rate used reflects a rate of return on high-quality fixed income investments that matches the duration of expected benefit payments at the December 31 measurement date.

The rate used for the expected return on plan assets is based on a review of long-term historical asset performances aligned with the Company’s investment strategy and portfolio mix.  While the Company examines performance annually, it also views historic asset portfolios and performance over a long period of years before recommending a change. In the short term, there may be fluctuations of positive and negative yields year-over-year, but over the long-term, the return is expected to be approximately 8%.

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

The plan assets consist of mutual funds and the fair value is priced based on the market value of the underlying investments in the portfolio.  The fair value of the Company’s plan assets at December 31, 2010 are as follows (in millions):

	Total	Level 1	Level 2
Cash, including money market funds	$1.0	$1.0	$-
Investment funds – large-cap (1)	13.4	-	13.4
Investment funds – mid/small-cap (2)	6.1	-	6.1
Investment funds – international (3)	10.3	-	10.3
Investment funds – equity index (4)	13.2	-	13.2
Investment funds – high yield bonds (5)	10.1	-	10.1
Investment funds – long corporate A bonds (6)	22.8	-	22.8
Investment funds – long duration bonds (7)	22.4	-	22.4
Total investments measured at fair value	$99.3	$1.0	$98.3

The following information was provided to the Company by the fund manager.

(1)           This class invests in U.S. large capitalization stocks with approximately 90% in information technology, financial, health care, energy, consumer and industrial sectors and 10% in other industries.

(2)             This class invests in U.S. mid to small capitalization stocks with approximately 85% in financial, information technology, consumer, industrial, energy and health care sectors and 15% in other industries.

(3)             This class includes non-U.S. stocks in diversified industries and countries with approximately 85% in financial, consumer, industrial, materials and energy sectors and 15% in other industries.

(4)           This class invests in U.S. stocks with approximately 78% in consumer, information technology, financial, health care, energy, and industrial sectors and 22% in other industries.  The fund seeks a total return, which corresponds to the S&P 500 Index.

(5)           This class primarily focuses on the high yield market of investment grade bonds of U.S. issuers from diverse industries with approximately 47% in the telecommunications, energy, utilities, financial, healthcare and information technology sectors.

(6)             This class primarily targets the longer-term, higher investment grade bond market of U.S. issuers with approximately 81% in the financial, industrial and utility sectors, approximately 13% in U.S. Treasuries and approximately 6% in other securities.

(7)           This class primarily focuses on investments with a long duration and includes approximately 47% of investment grade bonds of U.S. issuers in the financial, industrial and utility sectors, 44% in U.S. government securities and 9% in other securities.

The Company has targets and allowed target variances for its U.S. defined benefit plan in individual funds within the portfolio.  The table below is a composite of the individual targets and allocation at December 31, 2010 and 2009:

	Percentage of Plan Assets at December 31,		Target Allocation
	2010	2009	2011

Equity Securities	43.2%	42.2%	37.5% - 42.5%
Fixed Income	56.8%	57.8%	57.5% - 62.0%

Total	100.0%	100.0%

The Company plans to contribute approximately $8 million to its U.S. defined benefit pension and post-retirement plans in 2011.  The Company’s estimated future benefit payments under its U.S. plans are as follows (in millions):

Year Ending December 31,	Pension Benefits	Other Benefits

2011	$9.8	$1.1
2012	$9.9	$1.0
2013	$9.9	$1.0
2014	$9.9	$0.9
2015	$10.0	$0.9
2016-2020	$56.1	$4.1

For measurement purposes, a 4.75% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2011 and thereafter. Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$0.6	$(0.6)

Non-U.S. Plans - As part of the acquisition of Terex Port Equipment, the Company acquired pension plans in Germany and termination indemnities in Italy.  The funded status and activity from the date of acquisition is included in the table below.

The Company maintains defined benefit plans in Germany, France, China, India and the United Kingdom (U.K.) for some of its subsidiaries.  During 2010, the U.K. plan was frozen and a curtailment gain was recognized as part of other comprehensive income.  The U.K. plan is a funded plan and the Company funds this plan in accordance with funding regulations in the U.K. and a negotiated agreement between the Company and the plan’s trustees.  The plans in Germany, China, India and France are unfunded plans.  For the Company’s operations in Italy there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination.  The Company records this obligation based on the mandated requirements.  The measure of the current obligation is not dependent on the employees’ future service and therefore is measured at current value.

Information regarding the Company’s non-U.S. plans as of December 31 was as follows (in millions, except percent values):

	Pension Benefits
	2010	2009
Accumulated benefit obligation at end of year	$177.9	$193.1
Change in benefit obligation:
Benefit obligation at beginning of year	$201.4	$147.1
Service cost	4.9	6.6
Interest cost	9.0	8.9
Acquisitions	—	17.2
Actuarial (gain) loss	(11.6)	20.6
Benefits paid	(10.5)	(11.1)
Curtailment	(3.8)	—
Foreign exchange effect	(9.5)	12.1
Benefit obligation at end of year	179.9	201.4
Change in plan assets:
Fair value of plan assets at beginning of year	87.1	69.5
Actual return on plan assets	8.2	10.2
Employer contribution	9.4	10.1
Employee contribution	0.3	0.5
Benefits paid	(10.5)	(11.1)
Foreign exchange effect	(3.0)	7.9
Fair value of plan assets at end of year	91.5	87.1
Funded status	$(88.4)	$(114.3)

Amounts recognized in the statement of financial position consist of:
Non-current assets	$(0.4)	$—
Current liabilities	3.1	3.3
Non-current liabilities	85.7	111.0
Total liabilities	$88.4	$114.3

Amounts recognized in accumulated other comprehensive income consist of:
Actuarial net loss	$14.8	$37.2
Prior service cost	0.5	(0.1)
Total amounts recognized in accumulated other comprehensive income	$15.3	$37.1

	Pension Benefits

	2010	2009	2008
The weighted average assumptions as of December 31:
Discount rate	5.50%	5.37%	6.13%
Expected return on plan assets	6.00%	6.00%	6.00%
Rate of compensation increase	1.04%	4.22%	4.04%

	Pension Benefits
	2010	2009	2008
Components of net periodic cost:
Service cost	$4.9	$6.6	$5.7
Interest cost	9.0	8.9	10.0
Expected return on plan assets	(5.0)	(4.5)	(6.4)
Amortization of prior service cost	—	—	3.6
Employee contributions	(0.3)	(0.5)	(0.7)
Amortization of actuarial loss	1.4	1.0	1.1
Net periodic cost	$10.0	$11.5	$13.3

	Pension Benefits
	2010	2009
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net loss (gain)	$(15.5)	$14.9
Prior service cost	0.6	—
Amortization of actuarial losses	(1.4)	(1.0)
Curtailment	(3.8)	—
Foreign exchange effect	(1.7)	2.7
Total recognized in other comprehensive income	$(21.8)	$16.6

Amounts expected to be recognized as components of net periodic cost for the year ending December 31, 2011:
Actuarial net loss	$0.3

For the non-U.S. defined benefit pension plans that have accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $157.0 million, $155.0 million and $68.2 million, respectively, as of December 31, 2010, and $201.4 million, $193.1 million and $87.1 million, respectively, as of December 31, 2009.

The assumed discount rate reflects the rates at which the pension benefits could effectively be settled.  The Company looks at redemption yields of a range of high quality corporate bonds of suitable term in each of the countries specific to the plan.

The methodology used to determine the rate of return on pension plan assets in the U.K. plan was based on average rate of earnings on funds invested and to be invested.  Based on historical returns and future expectations, the Company believes the investment return assumptions are reasonable.  The expected rate of return of plan assets represents an estimate of long-term returns on the investment portfolio.  This is reviewed by the trustees and varies with each section of the plan.

The overall investment strategy for the U.K. defined benefit plan is to achieve a mix of investments to support long-term growth and minimize volatility while maximizing rates of return by diversification of asset types, fund strategies and fund managers.  The investment target allocations established to support these goals are 35%-65% for fixed income securities and property and 35%-65% for equity securities.  Fixed income securities include U.K. government securities, corporate bonds and securities that invest in a diversified range of property principally in the retail, office and industrial/warehouse sectors.  Securities primarily include investments in companies from diversified industries that are generally located in Europe (78%), North America (11%) and Asia Pacific (11%).

The assets for the U.K. plan consist of mutual investment funds and the fair value is priced based on the market value of the underlying investments in the portfolio.  The fair value of the Company’s plan assets at December 31, 2010 are as follows (in millions):

	Total	Level 1	Level 2
Cash	$0.6	$0.6	$-
Investment funds – European Ex U.K. equities (1)	9.4	-	9.4
Investment funds – U.K. equities (2)	14.6	-	14.6
Investment funds – North American equities (3)	9.9	-	9.9
Investment funds – Japan equities (4)	4.9	-	4.9
Investment funds – Asia-Pacific Ex Japan equities (5)	4.9	-	4.9
Investment funds – U.K. long bond (6)	44.4	-	44.4
Investment funds – real estate (7)	2.8	-	2.8
Total investments measured at fair value	$91.5	$0.6	$90.9

The following information was provided to the Company by the fund manager.

(1)	This class invests in stocks of European (excluding U.K.) based companies with approximately 85% in financial, consumer, industrials, basic materials and utility sectors and 15% in other industries.
(2)	This class invests in stocks of U.K. based companies with approximately 89% in financial, oil and gas, consumer, basic materials, health care and industrial sectors and 11% in other industries.
(3)

This class invests in stocks of North American based companies with approximately 89% in financial, information technology, oil and gas, consumer, health care, industrial sectors and 11% in other industries.

(4)

This class invests in stocks of Japan based companies with approximately 89% in consumer, industrial, financial, basic materials, information technology and health care sectors and 11% in other industries.

(5)

This class invests in stocks of Asia-Pacific (excluding Japan) based companies with approximately 89% in financial, basic materials, industrials, consumer and technology sectors and 11% in other industries.

(6)

This class represents U.K. government securities, other sterling denominated fixed-income securities and index linked securities. Approximately 56% is invested in U.K. government bonds with the remainder primarily in corporate bonds.

(7)	This class primarily comprises investments in a diversified range of property principally in the retail, office and industrial/warehouse sectors.

The asset allocation and target allocation for 2011 for the Company’s U.K. defined benefit pension plan at December 31, 2010 and 2009 was as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
	2010	2009	2011
Equity Securities	47.7%	45.8%	35% - 65%
Fixed Income Securities	49.3%	51.6%	30% - 60%
Real Estate Investment Securities	3.0%	2.6%	5%
Total	100.0%	100.0%

The Company plans to contribute approximately $9 million to its non-U.S. defined benefit pension plans in 2011. The Company’s estimated future benefit payments under its non-U.S. defined benefit pension plans are as follows (in millions):

Year Ending December 31,
2011	$7.4
2012	$6.9
2013	$7.1
2014	$8.0
2015	$8.5
2016-2020	$52.6

Savings Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, contribute to certain of these plans. The Company’s Common Stock held in a rabbi trust pursuant to the Deferred Compensation Plan is treated in a manner similar to treasury stock.  The number of shares of the Company’s Common Stock held in the rabbi trust at December 31, 2010 and 2009 totaled 0.9 million.

Charges recognized for the Deferred Compensation Plan and these other savings plans were $9.7 million, $11.1 million and $14.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Certain of these savings plan costs are stock-based and included in total stock-based compensation expense in the amounts of $8.3 million, $8.9 million and $12.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE Q – STOCKHOLDERS’ EQUITY

On December 31, 2010, there were 121.2 million shares of Common Stock issued and 108.1 million shares of Common Stock outstanding. Of the 178.8 million unissued shares of Common Stock at that date, 4.8 million shares of Common Stock were reserved for issuance for the exercise of stock options and the vesting of restricted stock.  Additionally, 10.6 million shares of Common Stock were reserved for issuance for the shares that are contingently issuable for the 4% Convertible Notes.

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

In June 2009, the Company sold and issued 4% Convertible Notes.  See Note N – “Long-Term Obligations” for a description of these notes.

Common Stock in Treasury.  The Company values treasury stock on an average cost basis.  As of December 31, 2010, the Company held 13.1 million shares of Common Stock in treasury totaling $599.3 million, including 0.9 million shares held in a trust for the benefit of the Company’s Deferred Compensation Plan at a total of $17.4 million.  Prior to June 30, 2009, the Board of Directors of the Company had authorized a program for the repurchase of up to $1.2 billion of the Company’s outstanding common shares.  The program expired on June 30, 2009.  During the years ended December 31, 2010 and 2009, the Company did not acquire any shares pursuant to the share repurchase program.  In total, the Company purchased 9.7 million shares under this program for approximately $562 million.

Preferred Stock.  The Company’s certificate of incorporation was amended in June 1998 to authorize 50.0 million shares of preferred stock, $0.01 par value per share.  As of December 31, 2010 and 2009, there were no shares of preferred stock outstanding.

Long-Term Incentive Plans.  In May 2009, the stockholders approved the Terex Corporation 2009 Omnibus Incentive Plan (the “2009 Plan”).  The purpose of the 2009 Plan is to provide a means whereby employees, directors and third-party service providers of the Company develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its stockholders.  The 2009 Plan provides for incentive compensation in the form of (i) options to purchase shares of Common Stock, (ii) stock appreciation rights, (iii) restricted stock awards and restricted stock units, (iv) other stock awards, (v) cash awards, and (vi) performance awards.  The maximum number of shares available for issuance under the 2009 Plan is 3.0 million shares plus the number of shares remaining available for issuance under the Terex Corporation 2000 Incentive Plan (the “2000 Plan”) and the 1996 Terex Corporation Long-Term Incentive Plan (the “1996 Plan”).  As of December 31, 2010, 1.5 million shares were available for grant under the 2009 Plan.

In May 2000, the stockholders approved the 2000 Plan.  The purpose of the 2000 Plan is to assist the Company in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors and employees of the Company and its subsidiaries and affiliates who will contribute to the Company’s success and to achieve long-term objectives which will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the Common Stock.  The 2000 Plan authorizes the granting of (i) options to purchase shares of Common Stock, (ii) stock appreciation rights, (iii) stock purchase awards, (iv) restricted stock awards and, (v) performance awards.  In May 2002, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2000 Plan from 4.0 million shares to 7.0 million shares.  In May 2004, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2000 Plan from 7.0 million shares to 12.0 million shares.  As of May 14, 2009, the date of stockholder approval of the 2009 Plan, any shares related to awards under the 2000 Plan that were not issued or were subsequently forfeited, expired or otherwise terminated, were available for grant under the 2009 Plan.

In May 1996, the stockholders approved the 1996 Plan.  The 1996 Plan authorizes the granting, among other things, of (i) options to purchase shares of Common Stock, (ii) shares of Common Stock, including restricted stock, and (iii) cash bonus awards based upon a participant’s job performance.  In May 1999, the stockholders approved an increase in the aggregate number of shares of Common Stock (including restricted stock, if any) optioned or granted under the 1996 Plan to 4.0 million shares.  As of May 14, 2009, the date of stockholder approval of the 2009 Plan, any shares related to awards under the 1996 Plan that were not issued or were subsequently forfeited, expired or otherwise terminated, were available for grant under the 2009 Plan.

Substantially all stock option grants under the 2000 Plan and the 1996 Plan vested over a four year period and have a contractual life of ten years.

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

There were no options granted during the years ended December 31, 2010 and 2009.  The total intrinsic value of options exercised during the year ended December 31, 2010 was $0.3 million.  The fair value of the options granted during the year ended December 31, 2008 was estimated at the date of grant using the Black-Scholes option valuation model with the assumptions included in the following tables:

Year Ended December 31, 2008
Dividend yields	0.00%
Expected volatility	38.60%
Risk-free interest rates	3.23%
Expected life (in years)	5.3
Weighted average fair value at date of grant for options granted (per share)	$25.05

Total intrinsic value of options exercised (in millions)	$11.3

The following table is a summary of stock options under all of the Company’s plans.

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,126,193	$18.54
Exercised	(132,761)	$10.39
Canceled or expired	(30,100)	$40.85
Outstanding at December 31, 2010	963,332	$18.97	2.82	$14.9
Exercisable at December 31, 2010	963,332	$18.97	2.82	$14.9
Vested at December 31, 2010	963,332	$18.97	2.82	$14.9

Under the 2009 Plan, 2000 Plan and the 1996 Plan, approximately 19% of all restricted stock awards vest over a four year period, with 25% of each grant vesting on each of the first four anniversary dates of the grant; approximately 39% of all restricted stock awards vest over a five year period and approximately 42% of all restricted stock awards vest over a three year period with 41% of these awards vesting on the first three anniversary dates and 59% vesting at the end of the three year period. Approximately 30% of the outstanding restricted stock awards are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. The fair value of the restricted stock awards is based on the market price at the date of grant except for 847 thousand shares of performance grants based on a market condition. The Company uses the Monte Carlo method to provide grant date fair value for awards with a market condition. The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award. The following table presents the weighted-average assumptions used in the valuations:

	Year Ended December 31,
	2010	2009
Dividend yields	0.00%	0.00%
Expected volatility	59.04%	71.93%
Risk free interest rate	3.04%	1.38%
Expected life (in years)	4	3
Grant date fair value per share	$16.17 - $19.08	$5.74

As of December 31, 2010, unrecognized compensation costs related to restricted stock totaled approximately $45.5 million, which will be expensed over a weighted average period of 3.7 years.  The weighted average fair value at date of grant for restricted stock awards was $20.18, $8.24 and $64.19 for the years ended December 31, 2010, 2009 and 2008, respectively.  The total fair value of shares vested for restricted stock awards was $33.1 million, $45.3 million and $56.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table is a summary of restricted stock awards under all of the Company’s plans:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	2,742,541	$32.00
Granted	2,321,068	$20.18
Vested	(890,896)	$37.17
Canceled or expired	(336,017)	$23.13
Nonvested at December 31, 2010	3,836,696	$24.74

Compensation expense recognized under all stock-based compensation arrangements was $45.3 million, $39.7 million and $66.6 million for the fiscal years ended December 31, 2010, 2009 and 2008, respectively.  The stock-based compensation expense was included in Selling, general and administrative expenses in the Consolidated Statements of Income.  The related tax benefit reflected in the provision was $14.1 million, $12.0 million and $21.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Cash received from option exercises under all stock-based compensation arrangements totaled $1.4 million.

The excess tax benefit for all stock-based compensation is included in the Consolidated Statement of Cash Flows as an operating cash outflow and a financing cash inflow.

Comprehensive Income (Loss).  The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):

Accumulated Other Comprehensive Income (Loss) Attributable to Terex Corporation

	Pension Liability Adjustment	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2008	$(58.3)	$319.9	$(5.0)	$–	$256.6
Current year change	(10.7)	(332.2)	4.0	–	(338.9)
Balance at December 31, 2008	(69.0)	(12.3)	(1.0)	–	(82.3)
Current year change	(18.7)	139.6	(2.6)	–	118.3
Balance at December 31, 2009	(87.7)	127.3	(3.6)	–	36.0
Current year change	28.0	(65.9)	1.5	100.8	64.4
Balance at December 31, 2010	$(59.7)	$61.4	$(2.1)	$100.8	$100.4

Accumulated Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest

	Pension Liability Adjustment	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2008	$–	$0.5	$–	$–	$0.5
Current year change	–	0.3	–	–	0.3
Balance at December 31, 2008	–	0.8	–	–	0.8
Current year change	–	–	–	–	–
Balance at December 31, 2009	–	0.8	–	–	0.8
Current year change	–	0.1	–	–	0.1
Balance at December 31, 2010	$–	$0.9	$–	$–	$0.9

Accumulated Other Comprehensive Income (Loss)

	Pension Liability Adjustment	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2008	$(58.3)	$320.4	$(5.0)	$–	$257.1
Current year change	(10.7)	(331.9)	4.0	–	(338.6)
Balance at December 31, 2008	(69.0)	(11.5)	(1.0)	–	(81.5)
Current year change	(18.7)	139.6	(2.6)	–	118.3
Balance at December 31, 2009	(87.7)	128.1	(3.6)	–	36.8
Current year change	28.0	(65.8)	1.5	100.8	64.5
Balance at December 31, 2010	$(59.7)	$62.3	$(2.1)	$100.8	$101.3

As of December 31, 2010, other accumulated comprehensive income for the pension liability adjustment and the derivative hedging adjustment are net of tax benefits of $29.8 million and $1.2 million, respectively.

NOTE R – LITIGATION AND CONTINGENCIES

General

The Company is involved in various legal proceedings, including product liability, general liability, workers’ compensation liability, employment, commercial and intellectual property litigation, which have arisen in the normal course of operations.  The Company is insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risk required by law or contract with retained liability to it or deductibles.  The Company has recorded and maintains an estimated liability in the amount of management’s estimate of the Company’s aggregate exposure for such retained liabilities and deductibles.  For such retained liabilities and deductibles, the Company determines its exposure based on probable loss estimations, which requires such losses to be both probable and the amount or range of possible loss to be estimable.  The Company believes that the outcome of such matters will not have a material adverse effect on its consolidated financial position.

ERISA, Securities and Stockholder Derivative Lawsuits

The Company has received complaints seeking certification of class action lawsuits in an ERISA lawsuit, a securities lawsuit and a stockholder derivative lawsuit as follows:

•                  A consolidated complaint in the ERISA lawsuit was filed in the United States District Court, District of Connecticut on September 20, 2010 and is entitled In Re Terex Corp. ERISA Litigation.

•                  A consolidated class action complaint for violations of securities laws in the securities lawsuit was filed in the United States District Court, District of Connecticut on November 18, 2010 and is entitled Sheet Metal Workers Local 32 Pension Fund and Ironworkers St. Louis Council Pension Fund, individually and on behalf of all others similarly situated v. Terex Corporation, et al.

•                  A stockholder derivative complaint for violation of the Securities and Exchange Act of 1934, breach of fiduciary duty, waste of corporate assets and unjust enrichment was filed on April 12, 2010 in the United States District Court, District of Connecticut and is entitled Peter Derrer, derivatively on behalf of Terex Corporation v. Ronald M. DeFeo, Phillip C. Widman, Thomas J. Riordan, G. Chris Andersen, Donald P. Jacobs, David A. Sachs, William H. Fike, Donald DeFosset, Helge H. Wehmeier, Paula H.J. Cholmondeley, Oren G. Shaffer, Thomas J. Hansen, and David C. Wang, and Terex Corporation.

These lawsuits generally cover the period from February 2008 to February 2009 and allege, among other things, that certain of the Company’s SEC filings and other public statements contained false and misleading statements which resulted in damages to it, the plaintiffs and the members of the purported class when they purchased the Company’s securities and in the ERISA lawsuit and the stockholder derivative complaint, that there were breaches of fiduciary duties and of ERISA disclosure requirements.  The stockholder derivative complaint also alleges waste of corporate assets relating to the repurchase of the Company’s shares in the market and unjust enrichment as a result of securities sales by certain officers and directors. The complaints all seek, among other things, unspecified compensatory damages, costs and expenses.  The stockholder derivative complaint also seeks amendments to the Company’s corporate governance procedures in addition to unspecified compensatory damages from the individual defendants in its favor.

The Company believes that the allegations in the suits are without merit, and Terex, its directors and the named executives will continue to vigorously defend against them.  The Company believes that it has acted, and continues to act, in compliance with federal securities laws and ERISA law with respect to these matters.  Accordingly, on November 19, 2010 the Company filed a motion to dismiss the ERISA lawsuit and on January 18, 2011 the Company filed a motion to dismiss the securities lawsuit.  These motions are currently in the briefing stage and pending before the court.  The plaintiff in the shareholder derivative lawsuit has agreed with the Company to put this lawsuit on hold pending the outcome of the motion to dismiss in connection with the securities lawsuit.

Powerscreen Patent Infringement Lawsuit

On December 6, 2010, the Company received an adverse jury verdict in a patent infringement lawsuit brought against Powerscreen International Distribution Limited (“Powerscreen”) and Terex by Metso Minerals Inc. (“Metso”) in the United States District Court for the Eastern District of New York.  The lawsuit involved the claim by Metso that the folding side conveyor of Powerscreen screening plants violates a patent held by Metso in the United States.  The Company does not agree that the accused Powerscreen mobile screening plants or their folding conveyor infringe the subject patent held by Metso. These types of patent cases are very complex and the Company strongly believes that the verdict is contrary to both the law and the facts.  Accordingly, the Company will be appealing the verdict and believes that it will ultimately prevail on appeal.  This verdict only relates to certain models of Powerscreen mobile screening plants with the alleged infringing folding side conveyor design sold in the United States.  The Company does not expect this verdict will have a material impact on its consolidated business or overall operating results.

Other

See Note D – “Discontinued Operations” for further information on the Company’s dispute with Bucyrus regarding the calculation of the value of the net assets of the Mining business.

The Company is involved in various other legal proceedings, including workers’ compensation liability and intellectual property litigation, which have arisen in the normal course of its operations.  The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company’s outstanding letters of credit totaled $188.8 million at December 31, 2010.  The letters of credit generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet.  Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

As of December 31, 2010 and 2009, the Company’s maximum exposure to such credit guarantees was $211.1 million and $236.2 million, respectively, including total guarantees issued by Terex Demag GmbH, part of the Cranes segment, of $113.5 million and $151.4 million, respectively, and Genie Holdings Inc. and its affiliates (“Genie”), part of the AWP segment, of $31.1 million and $41.7 million, respectively.  The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years.  Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  The maximum exposure for residual value guarantees issued by the Company totaled $13.4 million and $26.7 million as of December 31, 2010 and 2009, respectively.  The Company is generally able to mitigate some of the risk associated with these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2010 and 2009, the Company’s maximum exposure pursuant to buyback guarantees was $102.1 million and $138.6 million, respectively, including total guarantees issued by Genie of $97.4 million and $133.6 million, respectively.  The Company is generally able to mitigate some of the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

See Note A – “Basis of Presentation – Revenue Recognition,” for a discussion of revenue recognition on arrangements with buyback guarantees.

As of December 31, 2010 and 2009, the Company has recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Consolidated Balance Sheet of approximately $19 million and $21 million, respectively, for the estimated fair value of all guarantees provided.

There can be no assurance that our historical experience in used equipment markets will be indicative of future results.  Our ability to recover losses experienced from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

NOTE S – RELATED PARTY TRANSACTION

Steve Filipov, President, Developing Markets and Strategic Accounts for Terex received grants of restricted stock while he was living in France and employed by Terex Cranes France SAS, a subsidiary of the Company (“Terex Cranes France”).  In connection with the vesting of restricted stock granted to Mr. Filipov in 2007 that vested in 2009, an administrative error occurred in the withholding of shares for the payment of taxes and Mr. Filipov inadvertently received approximately $3 thousand in cash that he should not have received.  In addition, Terex Cranes France inadvertently paid approximately $10 thousand of income taxes in June 2010 on Mr. Filipov’s behalf in connection with the vesting of restricted stock granted to Mr. Filipov in 2006 and 2007.  As a result of the above transactions, as of December 31, 2010, Mr. Filipov owed Terex Cranes France approximately $13 thousand.  Mr. Filipov has subsequently repaid all amounts in full. This inadvertent arrangement constituted a non-permissible extension of credit under Section 402 of the Sarbanes-Oxley Act of 2002, and, accordingly, this arrangement has been terminated with respect to Mr. Filipov.

See Note D – “Discontinued Operations” for information on a transaction between the Company and Atlas Maschinen, a company whose Chairman is Fil Filipov, a former Terex executive and the father of Steve Filipov.

NOTE T – CONSOLIDATING FINANCIAL STATEMENTS

On November 25, 2003, the Company sold and issued $300 million aggregate principal amount of the 7-3/8% Notes.  As of December 31, 2010, the 7-3/8% Notes were jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): Amida Industries, Inc., A.S.V., Inc., CMI Terex Corporation, Duvalpilot Equipment Outfitters, LLC, Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS National, Inc., Hydra Platforms Mfg. Inc., Loegering Mfg. Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA LLC, Powerscreen USC Inc., PPM Cranes, Inc., Schaeff Incorporated, Schaeff of North America, Inc., Spinnaker Insurance Company, Terex Advance Mixer, Inc., Terex Aerials, Inc., Terex Financial Services, Inc., Terex USA, LLC, Terex Utilities, Inc., Terex-RO Corporation and Terex-Telelect, Inc.  All of the guarantees are full and unconditional.  No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 7-3/8% Notes.

The following summarized condensed consolidating financial information for the Company segregates the financial information of Terex Corporation, the Wholly-owned Guarantors and the Non-guarantor subsidiaries as of December 31, 2010.  The results and financial position of businesses acquired are included from the dates of their respective acquisitions.

Terex Corporation consists of parent company operations and non-guarantor subsidiaries owned directly by the parent company.  Subsidiaries of the parent company are reported on the equity basis.  Wholly-owned Guarantors combine the operations of the Wholly-owned Guarantor subsidiaries.  Subsidiaries of Wholly-owned Guarantors that are not themselves guarantors are reported on the equity basis.  Non-guarantor subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the obligations of Terex Corporation under the 7-3/8% Notes.  Debt and goodwill allocated to subsidiaries are presented on a “push-down” accounting basis.  On June 25, 2008, Terex and certain of its domestic subsidiaries entered into a First Supplemental Indenture for the 7-3/8% Notes, joining other domestic subsidiaries of Terex as Wholly-owned Guarantors pursuant to the terms of the Indenture for the 7-3/8% Notes.  These additional subsidiaries are included in the financial statements as Wholly-owned Guarantors.

On January 18, 2011, the Company repaid the outstanding $297.6 million principal amount outstanding of its 7-3/8% Notes (see Note N – “Long-Term Obligations”).  As a result of the Company’s redemption of the 7-3/8% Notes, as of February 7, 2011, the 4% Convertible Notes, 8% Notes and 10-7/8% Notes were jointly and severally guaranteed by the Wholly-owned Guarantors with the exception of Powerscreen USC Inc., PPM Cranes, Inc. and Terex-RO Corporation and the addition of Fantuzzi Noell USA, Inc.

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2010

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$218.9	$1,615.9	$3,144.7	$(561.3)	$4,418.2
Cost of goods sold	(200.7)	(1,435.2)	(2,740.7)	561.3	(3,815.3)
Gross profit	18.2	180.7	404.0	-	602.9
Selling, general & administrative expenses	(80.7)	(186.2)	(409.8)	-	(676.7)
Loss from operations	(62.5)	(5.5)	(5.8)	-	(73.8)
Interest income	1.2	0.3	8.3	-	9.8
Interest expense	(111.6)	(6.4)	(27.4)	-	(145.4)
Loss on early extinguishment of debt	(1.4)	-	-	-	(1.4)
Income from subsidiaries	337.9	-	-	(337.9)	-
Other income (expense) - net	4.2	0.6	(32.3)	-	(27.5)
Income (loss) from continuing operations before income taxes	167.8	(11.0)	(57.2)	(337.9)	(238.3)
Benefit from (provision for) income taxes	61.2	4.0	(38.4)	-	26.8
Income (loss) from continuing operations	229.0	(7.0)	(95.6)	(337.9)	(211.5)
Loss from discontinued operations – net of tax	(3.5)	(2.3)	(9.5)	-	(15.3)
Gain on disposition of discontinued operations – net of tax	133.0	76.9	379.4	-	589.3
Net income	358.5	67.6	274.3	(337.9)	362.5
Less: Net income attributable to noncontrolling interest	-	-	(4.0)	-	(4.0)
Net income attributable to Terex Corporation	$358.5	$67.6	$270.3	$(337.9)	$358.5

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2009

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$135.8	$1,199.2	$2,806.8	$(283.4)	$3,858.4
Cost of goods sold	(143.9)	(1,208.7)	(2,492.2)	283.4	(3,561.4)
Gross profit (loss)	(8.1)	(9.5)	314.6	-	297.0
Selling, general & administrative expenses	(63.8)	(214.1)	(420.8)	-	(698.7)
Loss from operations	(71.9)	(223.6)	(106.2)	-	(401.7)
Interest income	1.1	0.2	3.6	-	4.9
Interest expense	(84.6)	(8.5)	(26.3)	-	(119.4)
Loss on early extinguishment of debt	(3.3)	-	-	-	(3.3)
Loss from subsidiaries	(274.6)	-	-	274.6	-
Other income (expense) - net	1.2	3.8	(9.3)	-	(4.3)
Loss from continuing operations before income taxes	(432.1)	(228.1)	(138.2)	274.6	(523.8)
Benefit from income taxes	61.9	32.3	23.2	-	117.4
Loss from continuing operations	(370.2)	(195.8)	(115.0)	274.6	(406.4)
Income (loss) from discontinued operations – net of tax	(17.4)	(2.6)	41.7	-	21.7
Loss on disposition of discontinued operations – net of tax	(10.8)	(1.8)	-	-	(12.6)
Net loss	(398.4)	(200.2)	(73.3)	274.6	(397.3)
Less: Net income attributable to noncontrolling interest	-	(0.5)	(0.6)	-	(1.1)
Net loss attributable to Terex Corporation	$(398.4)	$(200.7)	$(73.9)	$274.6	$(398.4)

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2008

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$291.3	$3,532.0	$5,333.1	$(1,197.5)	$7,958.9
Cost of goods sold	(280.8)	(2,892.3)	(4,452.2)	1,197.5	(6,427.8)
Gross profit	10.5	639.7	880.9	-	1,531.1
Selling, general & administrative expenses	(89.0)	(301.4)	(510.0)	-	(900.4)
Goodwill impairment	(4.1)	(349.2)	(106.6)		(459.9)
Income (loss) from operations	(82.6)	(10.9)	264.3	-	170.8
Interest income	4.1	0.5	16.3	-	20.9
Interest expense	(63.1)	(13.1)	(26.3)	-	(102.5)
Income from subsidiaries	174.3	-	-	(174.3)	-
Other income (expense) - net	(37.8)	28.0	4.6	-	(5.2)
Income (loss) from continuing operations before income taxes	(5.1)	4.5	258.9	(174.3)	84.0
(Provision for) benefit from income taxes	70.8	(82.8)	(146.7)	-	(158.7)
(Loss) income from continuing operations	65.7	(78.3)	112.2	(174.3)	(74.7)
Income from discontinued operations – net of tax	6.2	3.6	140.6	-	150.4
Net income (loss)	71.9	(74.7)	252.8	(174.3)	75.7
Less: Net income attributable to noncontrolling interest	-	-	(3.8)	-	(3.8)
Net income (loss) attributable to Terex Corporation	$71.9	$(74.7)	$249.0	$(174.3)	$71.9

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2010

(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$164.2	$1.7	$728.3	$-	$894.2
Investments in marketable securities	520.9	0.5	-	-	521.4
Trade receivables - net	22.9	208.5	551.1	-	782.5
Intercompany receivables	9.5	92.9	44.3	(146.7)	-
Inventories	66.0	342.6	1,040.1	-	1,448.7
Other current assets	154.7	37.1	130.3	-	322.1
Total current assets	938.2	683.3	2,494.1	(146.7)	3,968.9
Property, plant & equipment - net	54.6	112.5	406.4	-	573.5
Goodwill	-	152.5	340.4	-	492.9
Non-current intercompany receivables	709.3	48.6	39.1	(797.0)	-
Investment in and advances to (from) subsidiaries	2,761.7	(504.3)	2,721.5	(4,950.2)	28.7
Other assets	69.6	187.3	195.5	-	452.4

Total assets	$4,533.4	$679.9	$6,197.0	$(5,893.9)	$5,516.4

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$297.2	$0.2	$49.4	$-	$346.8
Trade accounts payable	24.9	130.1	415.0	-	570.0
Intercompany payables	43.1	25.9	77.7	(146.7)	-
Accruals and other current liabilities	127.6	86.9	542.9	-	757.4
Total current liabilities	492.8	243.1	1,085.0	(146.7)	1,674.2
Long-term debt, less current portion	879.6	119.3	340.6	-	1,339.5
Non-current intercompany payables	943.7	(930.3)	783.6	(797.0)	-
Retirement plans and other long-term liabilities	134.1	52.1	205.1	-	391.3
Stockholders’ equity	2,083.2	1,195.7	3,782.7	(4,950.2)	2,111.4

Total liabilities and stockholders’ equity	$4,533.4	$679.9	$6,197.0	$(5,893.9)	$5,516.4

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2009

(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$578.6	$1.6	$349.3	$-	$929.5
Trade receivables - net	16.1	120.8	456.9	-	593.8
Intercompany receivables	5.5	44.7	6.9	(57.1)	-
Inventories	63.0	305.4	975.5	-	1,343.9
Other current assets	175.9	9.3	138.9	-	324.1
Current assets – discontinued operations	162.1	35.0	549.1	(22.9)	723.3
Total current assets	1,001.2	516.8	2,476.6	(80.0)	3,914.6
Property, plant & equipment - net	54.8	121.2	429.0	-	605.0
Goodwill	4.8	145.7	360.6	-	511.1
Non-current intercompany receivables	976.6	49.6	172.6	(1,198.8)	-
Investment in and advances to (from) subsidiaries	2,307.1	(887.9)	2,645.5	(4,054.7)	10.0
Other assets	100.2	157.4	205.9	-	463.5
Non-current assets – discontinued operations	17.6	100.6	91.4	-	209.6

Total assets	$4,462.3	$203.4	$6,381.6	$(5,333.5)	$5,713.8

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$2.6	$6.5	$64.6	$-	$73.7
Trade accounts payable	25.0	74.9	425.2	-	525.1
Intercompany payables	(40.2)	18.4	78.9	(57.1)	-
Accruals and other current liabilities	126.7	105.7	466.0	-	698.4
Current liabilities – discontinued operations	118.0	3.9	158.5	(22.9)	257.5
Total current liabilities	232.1	209.4	1,193.2	(80.0)	1,554.7
Long-term debt, less current portion	1,428.0	119.4	345.3	-	1,892.7
Non-current intercompany payables	1,080.2	(935.2)	1,053.8	(1,198.8)	-
Retirement plans and other long-term liabilities	141.6	61.4	245.2	-	448.2
Non-current liabilities – discontinued operations	(69.8)	115.2	98.4	-	143.8
Stockholders’ equity	1,650.2	633.2	3,445.7	(4,054.7)	1,674.4

Total liabilities and stockholders’ equity	$4,462.3	$203.4	$6,381.6	$(5,333.5)	$5,713.8

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2010
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(471.9)	$65.3	$(203.5)	$-	$(610.1)
Cash flows from investing activities
Capital expenditures	(8.7)	(10.6)	(35.7)	-	(55.0)
Acquisition of businesses, net of cash acquired	(12.8)	-	-	-	(12.8)
Investments in and advances to affiliates	(14.6)	-	(4.7)	-	(19.3)
Proceeds from disposition of discontinued operations	294.8	-	707.2	-	1,002.0
Investments in derivative securities	(21.1)	-	-	-	(21.1)
Proceeds from sale of assets	2.4	1.4	6.2	-	10.0
Net cash (used in) provided by investing activities	240.0	(9.2)	673.0	-	903.8
Cash flows from financing activities
Principal repayments of long-term debt	(159.3)	(51.4)	(64.0)	-	(274.7)
Payment of debt issuance costs	(6.0)	(0.8)	(1.0)	-	(7.8)
Net repayments under revolving line of credit agreement	-	(0.2)	(16.7)	-	(16.9)
Purchase of noncontrolling interest	-	-	(12.9)	-	(12.9)
Distributions to noncontrolling interest	-	(0.2)	(3.2)	-	(3.4)
Other – net	1.3	(0.1)	(1.2)	-	-
Net cash used in financing activities	(164.0)	(52.7)	(99.0)	-	(315.7)
Cash flows from discontinued operations
Net cash used in operating activities of discontinued operations	(19.3)	(2.2)	(31.6)	-	(53.1)
Net cash provided by investing activities of discontinued operations	-	-	0.1	-	0.1
Net cash used in financing activities of discontinued operations	-	-	-	-	-
Net cash used in discontinued operations	(19.3)	(2.2)	(31.5)	-	(53.0)
Effect of exchange rate changes on cash and cash equivalents	-	-	(2.0)	-	(2.0)
Net increase (decrease) in cash and cash equivalents	(415.2)	1.2	337.0	-	(77.0)
Cash and cash equivalents, beginning of period	579.4	0.5	391.3	-	971.2
Cash and cash equivalents, end of period	$164.2	$1.7	$728.3	$-	$894.2

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2009
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(35.5)	$(12.1)	$7.0	$-	$(40.6)
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	-	-	(9.8)	-	(9.8)
Capital expenditures	(11.4)	(7.4)	(31.6)	-	(50.4)
Proceeds from sale of assets	0.2	1.2	4.7	-	6.1
Net cash used in investing activities	(11.2)	(6.2)	(36.7)	-	(54.1)
Cash flows from financing activities
Principal repayments of long-term debt	(59.2)	-	(71.3)	-	(130.5)
Proceeds from issuance of long-term debt	601.9	-	18.7	-	620.6
Proceeds from issuance of common stock	156.3	-	-	-	156.3
Payment of debt issuance costs	(17.2)	-	-	-	(17.2)
Net repayments under revolving line of credit agreement	(35.0)	(2.5)	(23.3)	-	(60.8)
Proceeds from stock options exercised	0.6	-	-	-	0.6
Redemption of noncontrolling interest	-	(1.7)	-	-	(1.7)
Distributions to noncontrolling interest	-	(1.0)	(6.1)	-	(7.1)
Other – net	-	-	(1.4)	-	(1.4)
Net cash provided by (used in) financing activities	647.4	(5.2)	(83.4)	-	558.8
Cash flows from discontinued operations
Net cash (used in) provided by operating activities of discontinued operations	(22.6)	19.2	6.3	-	2.9
Net cash used in investing activities of discontinued operations	(0.2)	(0.4)	(6.4)	-	(7.0)
Net cash used in financing activities of discontinued operations	-	(0.2)	-	-	(0.2)
Net cash provided by (used in) discontinued operations	(22.8)	18.6	(0.1)	-	(4.3)
Effect of exchange rate changes on cash and cash equivalents	-	-	27.0	-	27.0
Net increase (decrease) in cash and cash equivalents	577.9	(4.9)	(86.2)	-	486.8
Cash and cash equivalents, beginning of period	1.5	5.4	477.5	-	484.4
Cash and cash equivalents, end of period	$579.4	$0.5	$391.3	$-	$971.2

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2008

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(161.5)	$482.9	$(145.2)	$-	$176.2
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	-	(481.5)	-	-	(481.5)
Capital expenditures	(22.2)	(32.5)	(48.9)	-	(103.6)
Proceeds from sale of assets	0.1	18.7	1.8	-	20.6
Net cash used in investing activities	(22.1)	(495.3)	(47.1)	-	(564.5)
Cash flows from financing activities
Excess tax benefit from stock-based compensation	8.9	-	-	-	8.9
Net borrowings (repayments) under revolving line of credit agreement	33.0	(5.3)	9.0	-	36.7
Share repurchases	(395.5)	-	-	-	(395.5)
Proceeds from stock options exercised	2.5	-	-	-	2.5
Distributions to noncontrolling interest	-	-	(2.6)	-	(2.6)
Other – net	-	(0.1)	(1.1)	-	(1.2)
Net cash provided by (used in) financing activities	(351.1)	(5.4)	5.3	-	(351.2)
Cash flows from discontinued operations
Net cash (used in) provided by operating activities of discontinued operations	(36.8)	14.6	32.3	-	10.1
Net cash used in investing activities of discontinued operations	(0.2)	(3.0)	(11.6)	-	(14.8)
Net cash used in financing activities of discontinued operations	-	(0.2)	(0.4)	-	(0.6)
Net cash provided by (used in) discontinued operations	(37.0)	11.4	20.3	-	(5.3)
Effect of exchange rate changes on cash and cash equivalents	-	-	(43.2)	-	(43.2)
Net decrease in cash and cash equivalents	(571.7)	(6.4)	(209.9)	-	(788.0)
Cash and cash equivalents, beginning of period	573.2	11.8	687.4	-	1,272.4
Cash and cash equivalents, end of period	$1.5	$5.4	$477.5	$-	$484.4

TEREX CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Amounts in millions)

		Additions

	Balance Beginning of Year	Charges to Earnings	Other (1)	Deductions (2)	Balance End of Year
Year ended December 31, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$60.1	$12.3	$(9.5)	$(16.1)	$46.8
Reserve for inventory	110.8	44.6	(6.3)	(42.4)	106.7
Valuation allowances for deferred tax assets	134.6	35.1	(12.1)	—	157.6
Totals	$305.5	$92.0	$(27.9)	$(58.5)	$311.1

Year ended December 31, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$58.0	$21.4	$(1.5)	$(17.8)	$60.1
Reserve for inventory	83.9	61.1	1.6	(35.8)	110.8
Valuation allowances for deferred tax assets	64.1	21.6	48.9	—	134.6
Totals	$206.0	$104.1	$49.0	$(53.6)	$305.5

Year ended December 31, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$58.0	$18.3	$(5.2)	$(13.1)	$58.0
Reserve for inventory	70.4	53.3	(9.0)	(30.8)	83.9
Valuation allowances for deferred tax assets	51.0	11.1	2.0	—	64.1
Totals	$179.4	$82.7	$(12.2)	$(43.9)	$206.0

(1)                                  Primarily represents the impact of foreign currency exchange and purchase accounting adjustments for deferred tax assets.

(2)                                  Primarily represents the utilization of established reserves, net of recoveries.