Form 10-Q
period 2011-03-31
TEREX CORP
filed 2011-04-28
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

F O R M   10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of outstanding shares of common stock:  109.6 million as of April 26, 2011.

The Exhibit Index begins on page 54.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of March 31, 2011 unless specifically noted otherwise, and includes financial information with respect to the subsidiaries of the Company listed below (all of which are wholly-owned) which were guarantors on March 31, 2011 (the “Guarantors”) of the Company’s 4% Convertible Senior Subordinated Notes due 2015 (the "4% Convertible Notes"), its 10-7/8% Senior Notes due 2016 (the “10-7/8% Notes”) and its 8% Senior Subordinated Notes Due 2017 (the “8% Notes”).  See Note Q – “Consolidating Financial Statements” to the Company’s March 31, 2011 Condensed Consolidated Financial Statements included in this Quarterly Report. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

Guarantor Information

Guarantor	State or other jurisdiction of incorporation or organization	I.R.S. employer identification number
Amida Industries, Inc.	South Carolina	57-0531390
A.S.V., Inc.	Minnesota	41-1459569
CMI Terex Corporation	Oklahoma	73-0519810
Duvalpilot Equipment Outfitters, LLC	Florida	22-3886719
Fantuzzi Noell USA, Inc.	Illinois	36-3865231
Genie Financial Services, Inc.	Washington	91-1712115
Genie Holdings, Inc.	Washington	91-1666966
Genie Industries, Inc.	Washington	91-0815489
Genie International, Inc.	Washington	91-1975116
Genie Manufacturing, Inc.	Washington	91-1499412
GFS National, Inc.	Washington	91-1959375
Hydra Platforms Mfg. Inc.	North Carolina	56-1714789
Loegering Mfg. Inc.	North Dakota	45-0310755
Powerscreen Holdings USA Inc.	Delaware	61-1265609
Powerscreen International LLC	Delaware	61-1340898
Powerscreen North America Inc.	Delaware	61-1340891
Powerscreen USA, LLC	Kentucky	31-1515625
Schaeff Incorporated	Iowa	42-1097891
Schaeff of North America, Inc.	Delaware	75-2852436
Spinnaker Insurance Company	Vermont	03-0372517
Terex Advance Mixer, Inc.	Delaware	06-1444818
Terex Aerials, Inc.	Wisconsin	39-1028686
Terex Financial Services, Inc.	Delaware	45-0497096
Terex USA, LLC	Delaware	75-3262430
Terex Utilities, Inc.	Oregon	93-0557703
Terex-Telelect, Inc.	Delaware	41-1603748

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Uncertainties.”  In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words “may,” “expects,” “intends,” “anticipates,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

•	Our business is cyclical and weak general economic conditions affect the sales of our products and financial results;

•	our ability to successfully integrate acquired businesses;

•	our ability to access the capital markets to raise funds and provide liquidity;

•	our business is sensitive to government spending;

•	our business is very competitive and is affected by our cost structure, pricing, product initiatives and other actions taken by competitors;

•	the effects of operating losses;

•	a material disruption to one of our significant facilities;

•	our retention of key management personnel;

•	the financial condition of suppliers and customers, and their continued access to capital;

•	our providing financing and credit support for some of our customers;

•	we may experience losses in excess of recorded reserves;

•	our ability to obtain parts and components from suppliers on a timely basis at competitive prices;

•	our ability to timely manufacture and deliver products to customers;

•	the need to comply with restrictive covenants contained in our debt agreements;

•	our ability to generate sufficient cash flow to service our debt obligations;

•	our business is global and subject to changes in exchange rates between currencies, regional economic conditions and trade restrictions;

•	our international operations are subject to a number of potential risks, including changing regulatory environments and political instability;

•	difficulties in managing and expanding into developing markets;

•	possible work stoppages and other labor matters;

•	compliance with applicable laws and regulations; particularly environmental and tax laws and regulations;

•	litigation, product liability claims, patent claims, class action lawsuits and other liabilities;

•	our ability to comply with an injunction and related obligations resulting from the settlement of an investigation by the United States Securities and Exchange Commission (“SEC”);

•	our implementation of a global enterprise system and its performance; and

•	other factors.

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
TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2011	2010
Net sales	$1,256.2	$935.9
Cost of goods sold	(1,089.0)	(837.4)
Gross profit	167.2	98.5
Selling, general and administrative expenses	(176.5)	(165.0)
Loss from operations	(9.3)	(66.5)
Other income (expense)
Interest income	2.1	1.1
Interest expense	(28.2)	(35.9)
Loss on early extinguishment of debt	(6.3)	—
Other income (expense) – net	51.9	(12.9)
Income (loss) from continuing operations before income taxes	10.2	(114.2)
(Provision for) benefit from income taxes	(6.0)	36.9
Income (loss) from continuing operations	4.2	(77.3)
Income (loss) from discontinued operations – net of tax	6.4	(1.5)
Gain on disposition of discontinued operations – net of tax	0.3	620.4
Net income	10.9	541.6
Less: Net loss (income) attributable to noncontrolling interest	0.8	(1.7)
Net income attributable to Terex Corporation	$11.7	$539.9
Amounts attributable to Terex Corporation common stockholders:
Income (loss) from continuing operations	$5.0	$(79.0)
Income (loss) from discontinued operations – net of tax	6.4	(1.5)
Gain on disposition of discontinued operations – net of tax	0.3	620.4
Net income attributable to Terex Corporation	$11.7	$539.9
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.05	$(0.73)
Income (loss) from discontinued operations – net of tax	0.06	(0.01)
Gain on disposition of discontinued operations – net of tax	—	5.72
Net income attributable to Terex Corporation	$0.11	$4.98
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.04	$(0.73)
Income (loss) from discontinued operations – net of tax	0.06	(0.01)
Gain on disposition of discontinued operations – net of tax	—	5.72
Net income attributable to Terex Corporation	$0.10	$4.98
Weighted average number of shares outstanding in per share calculation
Basic	109.2	108.4
Diluted	116.6	108.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	March 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$723.7	$894.2
Investments in marketable securities	367.3	521.4
Trade receivables (net of allowance of $46.6 and $46.8 at March 31, 2011 and December 31, 2010, respectively)	896.6	782.5
Inventories	1,565.9	1,448.7
Deferred taxes	26.6	23.4
Other current assets	229.5	298.7
Total current assets	3,809.6	3,968.9
Non-current assets
Property, plant and equipment - net	590.2	573.5
Goodwill	508.6	492.9
Deferred taxes	86.3	90.5
Other assets	418.2	390.6
Total assets	$5,412.9	$5,516.4

Liabilities and Stockholders' Equity
Current liabilities
Notes payable and current portion of long-term debt	$62.8	$346.8
Trade accounts payable	626.1	570.0
Accrued compensation and benefits	138.9	128.5
Accrued warranties and product liability	90.9	86.4
Customer advances	108.5	95.8
Income taxes payable	189.6	186.8
Other current liabilities	268.4	259.9
Total current liabilities	1,485.2	1,674.2
Non-current liabilities
Long-term debt, less current portion	1,354.3	1,339.5
Retirement plans and other	386.7	391.3
Total liabilities	3,226.2	3,405.0
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 121.7 and 121.2 shares at March 31, 2011 and December 31, 2010, respectively	1.2	1.2
Additional paid-in capital	1,260.3	1,264.2
Retained earnings	1,328.4	1,316.7
Accumulated other comprehensive income	165.9	100.4
Less cost of shares of common stock in treasury – 13.0 and 13.1 shares at March 31, 2011 and December 31, 2010, respectively	(597.9)	(599.3)
Total Terex Corporation stockholders’ equity	2,157.9	2,083.2
Noncontrolling interest	28.8	28.2
Total stockholders' equity	2,186.7	2,111.4
Total liabilities and stockholders’ equity	$5,412.9	$5,516.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2011	2010
Operating Activities of Continuing Operations
Net income	$10.9	$541.6
Adjustments to reconcile net income to net cash used in operating activities of continuing operations:
(Income) loss from discontinued operations	(6.4)	1.5
Gain on disposition of discontinued operations - net of tax	(0.3)	(620.4)
Depreciation	20.1	20.4
Amortization	6.1	6.8
Deferred taxes	8.2	(49.2)
Gain on sale of assets	(51.8)	(0.4)
Loss on investments in derivative securities	0.3	7.5
Stock-based compensation expense	5.6	8.8
Other, net	3.4	5.2
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(92.3)	(36.4)
Inventories	(96.9)	(25.5)
Trade accounts payable	38.2	62.3
Accrued compensation and benefits	(3.0)	(10.9)
Income taxes payable	(3.4)	10.2
Accrued warranties and product liability	(0.5)	(7.6)
Customer advances	8.4	(17.8)
Other current assets	78.5	(9.5)
Other, net	(1.7)	29.3
Net cash used in operating activities of continuing operations	(76.6)	(84.1)
Investing Activities of Continuing Operations
Capital expenditures	(13.4)	(8.5)
Proceeds from disposition of discontinued operations	—	1,002.0
Investments in derivative securities	—	(21.1)
Proceeds from sale of assets	166.1	4.3
Net cash provided by investing activities of continuing operations	152.7	976.7
Financing Activities of Continuing Operations
Principal repayments of long-term debt	(297.6)	(0.6)
Net borrowings (repayments) under revolving line of credit agreements	12.6	(10.1)
Purchase of noncontrolling interest	—	(12.9)
Other, net	3.6	(0.9)
Net cash used in financing activities of continuing operations	(281.4)	(24.5)
Cash Flows from Discontinued Operations
Net cash used in operating activities of discontinued operations	—	(11.8)
Net cash provided by financing activities of discontinued operations	—	0.1
Net cash used in discontinued operations	—	(11.7)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	34.8	(31.4)
Net (Decrease) Increase in Cash and Cash Equivalents	(170.5)	825.0
Cash and Cash Equivalents at Beginning of Period	894.2	971.2
Cash and Cash Equivalents at End of Period	$723.7	$1,796.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)
NOTE A – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2010 has been derived from the audited Consolidated Balance Sheet as of that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

Cash and cash equivalents at March 31, 2011 and December 31, 2010 include $14.9 million and $16.3 million, respectively, which was not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Reclassification and Out of Period Adjustments. Certain prior year amounts have been reclassified to conform to the current year’s presentation.  The Company revised its Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2010 to reclassify investments in derivative securities of $21.1 million as cash used in investing activities.  Previously, these investments had been classified on the Condensed Consolidated Statement of Cash Flows as cash used in operating activities.  The Company revised its Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2010 to reclassify tax amounts of $86.1 million to Deferred taxes within the operating activities section.  Previously, these amounts had been classified on the Condensed Consolidated Statement of Cash Flows as Other, net within the operating activities section.

Recent Accounting Pronouncements.  In October 2009, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amended Accounting Standards Codification ("ASC") 605, “Revenue Recognition.”  This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting.  In an arrangement with multiple deliverables, the delivered item(s) shall be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis.  Items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

Arrangement consideration shall be allocated at the inception of the arrangement to all deliverables based on their relative selling price, except under certain circumstances such as items recorded at fair value and items not contingent upon the delivery of additional items or meeting other specified performance conditions.  The selling price for each deliverable shall be determined using vendor specific objective evidence (“VSOE”) of selling price, if it exists, otherwise third-party evidence of selling price.  If neither VSOE nor third-party evidence exists for a deliverable, then the vendor shall use its best estimate of the selling price for that deliverable.  This guidance eliminates the use of the residual value method for determining allocation of arrangement consideration and it allows for the use of an entity's best estimate to determine the selling price if VSOE and third-party evidence cannot be determined.  It also requires additional disclosures such as the nature of the arrangement, certain provisions within the arrangement, significant factors used to determine selling prices and the timing of revenue recognition related to the arrangement.  This guidance is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted.  Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”).  This amendment requires new disclosures, including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements.  It also clarified guidance related to determining the appropriate classes of assets and liabilities and the information to be provided for valuation techniques used to measure fair value.  This guidance with respect to Level 3 fair value measurements is effective for the Company in its interim and annual reporting periods beginning after December 15, 2010.  Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

In December 2010, the FASB issued Accounting Standards Update 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this update clarify the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The effects of this guidance will depend on any future acquisitions the Company may complete.

Accounts Receivable and Allowance for Doubtful Accounts.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical customer review and current financial conditions.  The Company reviews its allowance for doubtful accounts at least quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectibility.  All other balances are reviewed on a pooled basis by type of receivable.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  There can be no assurance that the Company’s historical accounts receivable collection experience will be indicative of future results.  The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note N - “Litigation and Contingencies.”  Substantially all receivables were trade receivables at March 31, 2011 and December 31, 2010.

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value.  Future cash flow projections include assumptions for future sales levels and the level of working capital needed to support each business.  The Company uses data developed by business segment management as well as macroeconomic data in making these calculations.  The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset.  The Company recognized $4.1 million of asset impairments for the three months ended March 31, 2010 of which $2.4 million was recognized as part of restructuring costs.  See Note K – “Restructuring and Other Charges.” The Company recognized fixed asset impairments of $0.1 million for the three months ended March 31, 2011.

Accrued Warranties.  The Company records accruals for potential warranty claims based on its claim experience.  The Company’s products are typically sold with a standard warranty covering defects that arise during a fixed period.  Each business provides a warranty specific to the products it offers.  The specific warranty offered by a business is a function of customer expectations and competitive forces.  Warranty length is generally a fixed period of time, a fixed number of operating hours, or both.

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Three Months Ended
March 31, 2011
Balance at beginning of period	$103.0
Accruals for warranties issued during the period	18.1
Changes in estimates	0.1
Settlements during the period	(17.8)
Foreign exchange effect/other	3.7
Balance at end of period	$107.1

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

The AWP segment designs, manufactures, refurbishes, services and markets aerial work platform equipment, telehandlers, light towers and utility equipment as well as their related replacement parts and components. Customers use AWP products to construct and maintain industrial, commercial and residential buildings and facilities, construct and maintain utility and telecommunication lines, trim trees, in construction and foundation drilling applications and for other commercial operations, as well as in a wide range of infrastructure projects. Additionally, the Company owns a majority of the North American distribution channel for its utility products group and operates a small fleet of rental utility products in certain areas of the United States.

The Construction segment designs, manufactures and markets heavy and compact construction equipment, as well as roadbuilding equipment, including asphalt and concrete equipment, landfill compactors and bridge inspection equipment as well as their related replacement parts and components. Customers use these products in construction and infrastructure projects to build roads and bridges and in quarrying and mining operations.

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

The Company assists customers in their rental, leasing and acquisition of its products through Terex Financial Services (“TFS”). TFS utilizes its equipment and financial leasing experience to provide a variety of financing solutions to the Company's customers when they purchase equipment manufactured by the Company.

Business segment information is presented below:

	Three Months Ended March 31,
	2011	2010
Net Sales
AWP	$376.8	$215.7
Construction	342.9	204.5
Cranes	398.3	413.7
MP	152.2	108.2
Corporate and Other / Eliminations	(14.0)	(6.2)
Total	$1,256.2	$935.9
(Loss) Income from Operations
AWP	$6.0	$(20.3)
Construction	(3.5)	(22.8)
Cranes	(22.5)	(3.1)
MP	12.3	(0.3)
Corporate and Other / Eliminations	(1.6)	(20.0)
Total	$(9.3)	$(66.5)

	March 31, 2011	December 31, 2010
Identifiable Assets
AWP	$922.8	$825.9
Construction	1,266.7	1,197.8
Cranes	2,303.3	2,227.8
MP	952.3	913.2
Corporate and Other / Eliminations	(32.2)	351.7
Total	$5,412.9	$5,516.4

NOTE C – INCOME TAXES

During the three months ended March 31, 2011, the Company recognized an income tax expense of $6.0 million on income of $10.2 million, an effective tax rate of 58.8% as compared to an income tax benefit of $36.9 million on a loss of $114.2 million, an effective tax rate of 32.3%, for the three months ended March 31, 2010.  The higher tax rate recorded in 2011 was mainly due to the inability of the Company to record tax benefits on losses in certain jurisdictions. The Company does not recognize tax benefits for losses where it is not more likely than not, based on the weight of current objective evidence, that the losses will be used in the future. As the absolute value of earnings or losses decreases, the items that affect income tax expense or benefit have a more significant impact on the effective tax rate. When income from continuing operations before income tax (instead of loss from continuing operations before income tax) is reported, tax expense items increase the effective tax rate and tax benefit items decrease the effective tax rate.

The Company conducts business globally and the Company and its subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions, as required. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Germany, Italy, the United Kingdom and the U.S. Various entities of the Company are currently under audit in Australia, Germany, Italy, the United Kingdom, the U.S. and elsewhere. The Company assesses uncertain tax positions for recognition, measurement and effective settlement. Where the Company has determined that its tax return filing position does not satisfy the more likely than not recognition threshold of ASC 740, “Income Taxes,” it has recorded no tax benefits. Where the Company has determined that its tax return filing positions are more likely than not to be sustained, the Company has measured and recorded the largest amount of tax benefit greater than 50% likely to be realized.

It is reasonably possible that changes to unrecognized tax benefits of the Company could be material in the next twelve months due to potential tax audit settlements.  The nature of the uncertainties with respect to uncertain tax positions relate primarily to intercompany transactions and acquisitions.  The timing and impact of income tax audits and their resolution is highly uncertain.  New laws and judicial decisions can change assessments concerning technical merit and measurement.  It is not possible to predict with any degree of certainty the amounts or periods in which changes to reserves for uncertain tax positions will occur.  The estimate, at this time, of the reasonably possible change to the reserve for existing uncertain tax positions over the next twelve months is that it could decrease by approximately $35 million.  Such decrease may occur as a result of uncertain tax positions being considered effectively settled, re-measured, paid, recognized as the result of a change in law or judicial decision, or due to the expiration of the of the relevant statute of limitations.

The Company evaluates the net realizable value of its deferred tax assets each reporting period. The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards. Historical information is supplemented by currently available information about future tax years. Realization requires sufficient taxable income to use deferred tax assets. The Company records a valuation allowance for each deferred tax asset for which realization is assessed as not more likely than not. In particular, the assessment by the Company that deferred tax assets will be realized considered the following: (i) estimates of future taxable income generated from various sources, including the expected recovery of operations in the U.S. and the United Kingdom, (ii) the reversal of taxable temporary differences, (iii) increased profitability due to cost reductions in recent years, (iv) losses in late 2008 through 2010 as a result of the economic downturn, and (v) the combination of certain businesses in the United Kingdom. If the current estimates of future taxable income are not realized or future estimates of taxable income are reduced, then the assessment regarding the realization of deferred tax assets in certain jurisdictions, including the U.S. and the United Kingdom, could change and have a material impact on the statement of income.

The Company does not provide for foreign income and withholding, U.S. federal, or state income taxes or tax benefits on the undistributed earnings of its foreign subsidiaries because such earnings are reinvested and, in the Company's opinion, will continue to be reinvested indefinitely. The Company reviews its plan to indefinitely reinvest on a quarterly basis. In making its decision to indefinitely reinvest, the Company evaluates its plans of reinvestment, its ability to control repatriation, and the need, if any, to repatriate funds to support U.S. operations. If the assessment of the Company with respect to earnings of foreign subsidiaries changes, deferred U.S. income taxes, foreign income taxes, and foreign withholding taxes may have to be accrued. The Company does not accrue deferred income taxes on the temporary difference between book and tax basis in domestic subsidiaries where permissible. At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the investment in subsidiaries is not practical. The Company records deferred tax assets and liabilities on the temporary differences between the financial statement basis and the tax basis in the investment in subsidiaries when such deferred taxes are required to be recognized.

NOTE D – DISCONTINUED OPERATIONS

On February 19, 2010, the Company completed the disposition of its Mining business to Bucyrus International, Inc. (“Bucyrus”)
and received approximately $1 billion in cash and approximately 5.8 million shares of Bucyrus common stock.  Following this transaction the Company is investing in its current businesses and focusing on products and services where it can maintain and build a strong market presence.  The products divested by the Company in the transaction included hydraulic mining excavators, high capacity surface mining trucks, track and rotary blasthole drills, drill tools and highwall mining equipment, as well as the related parts and aftermarket service businesses, including the Company-owned distribution locations.  The Company recorded a cumulative gain on the sale of its Mining business of approximately $607 million, net of tax through March 31, 2011.  The Company is involved in a dispute with Bucyrus regarding the calculation of the value of the net assets of the Mining business.  Bucyrus has provided the Company with their calculation of the net asset value of the Mining business, which seeks a payment of approximately $149 million from the Company to Bucyrus.  The Company believes that the Bucyrus calculation of the net asset value is incorrect and not in accordance with the terms of the definitive agreement.  The Company has objected to Bucyrus' calculation and has provided Bucyrus with its calculation of the net asset value, which does not require any payment from the Company to Bucyrus.  The Company initiated a court proceeding on October 29, 2010 in the Supreme Court of the State of New York, County of New York, to enforce and protect its rights under the definitive agreement.  The Company believes its calculation of the net asset value, not requiring any payment from the Company to Bucyrus, is correct and does not currently believe it will be required to make a future payment to Bucyrus. Therefore, the Company has not included the effects of the Bucyrus claim in the determination of the gain recognized in connection with the sale. While the Company believes Bucyrus' position is without merit and it is vigorously opposing it, no assurance can be given as to the final resolution of this dispute or that the Company will not ultimately be required to make a substantial payment to Bucyrus.

The Company accounts for the shares of Bucyrus common stock received as “available for sale” securities as defined in ASC 320, “Investments – Debt and Equity Securities.”  As such, the carrying value of the Bucyrus common stock is adjusted on a quarterly basis based on changes in fair value of the stock with the corresponding entry for unrealized gains and losses recorded in Accumulated other comprehensive income.  This stock is traded in an active market and measured under the Level 1 fair value category as defined in Note J – “Fair Value Measurements.” In March 2011, the Company sold approximately 1.8 million shares of Bucyrus common stock for net proceeds of $165.8 million, resulting in a gain of $51.6 million. As of March 31, 2011 the Company had approximately 4 million shares of Bucyrus stock remaining. The market value of these shares at March 31, 2011 was approximately $365 million.

In March 2010, the Company sold the assets of its Powertrain gears business and pumps business, which were formerly part of the Construction segment.  Total proceeds on the sale of these businesses were approximately $2 million.

On March 10, 2010, the Company entered into an agreement to sell all of its Atlas heavy construction equipment and knuckle-boom crane business (collectively "Atlas") to Atlas Maschinen GmbH ("Atlas Maschinen").  Fil Filipov, a former Terex executive and the father of Steve Filipov, the Company’s President, Developing Markets and Strategic Accounts, is the Chairman of Atlas Maschinen.  The Atlas product lines divested in the transaction included crawler, wheel and rail excavators, knuckle-boom truck loader cranes and Terex ® Atlas branded material handlers.  The transaction also includes the Terex Atlas UK distribution business for truck loader cranes in the United Kingdom and the Terex minority ownership position in an Atlas Chinese joint venture.  The Atlas business was previously reported in the Construction segment, with the exception of the knuckle-boom truck loader cranes business, which was reported in the Cranes segment.  On April 15, 2010, the Company completed the portion of this transaction related to the Atlas operations in Germany and completed the portion of the transaction related to the operations in the United Kingdom on August 11, 2010.  The Company recorded a cumulative loss on the sale of Atlas of approximately $17 million, net of tax, through March 31, 2011.

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Income (in millions):

	Three Months Ended
	March 31,
	2011	2010
Net sales	$—	$154.4
Loss from discontinued operations before income taxes	$—	$(5.5)
Benefit from income taxes	6.4	4.0
Income (loss) from discontinued operations – net of tax	$6.4	$(1.5)

Gain on disposition of discontinued operations	$0.2	$870.5
Benefit from (provision for) income taxes	0.1	(250.1)
Gain on disposition of discontinued operations – net of tax	$0.3	$620.4

During the three months ended March 31, 2011, tax benefit of $6.4 million was recognized in discontinued operations for the effective settlement and re-measurement of certain Australian uncertain tax positions of the Mining business in relation to 2008 and prior years. During the three months ended March 31, 2011, the Company recorded a $0.3 million gain on the sale of its Mining business. No assets and liabilities were remaining in discontinued operations entities in the Condensed Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010.

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended March 31,
	2011	2010
Net income (loss) from continuing operations attributable to Terex Corporation common stockholders	$5.0	$(79.0)
Income (loss) from discontinued operations-net of tax	6.4	(1.5)
Gain on disposition of discontinued operations-net of tax	0.3	620.4
Net income attributable to Terex Corporation	$11.7	$539.9
Basic shares:
Weighted average shares outstanding	109.2	108.4
Earnings per share - basic:
Income (loss) from continuing operations	$0.05	$(0.73)
Income (loss) from discontinued operations-net of tax	0.06	(0.01)
Gain on disposition of discontinued operations-net of tax	—	5.72
Net income attributable to Terex Corporation	$0.11	$4.98
Diluted shares:
Weighted average shares outstanding	109.2	108.4
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	7.4	—
Diluted weighted average shares outstanding	116.6	108.4
Earnings per share - diluted:
Income (loss) from continuing operations	$0.04	$(0.73)
Income (loss) from discontinued operations-net of tax	0.06	(0.01)
Gain on disposition of discontinued operations-net of tax	—	5.72
Net income attributable to Terex Corporation	$0.10	$4.98

The following table provides information to reconcile amounts reported on the Condensed Consolidated Statement of Income to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions):

Noncontrolling Interest Attributable to Common Stockholders

	Three Months Ended March 31,
	2011	2010
Income (loss) from continuing operations - as reported	$4.2	$(77.3)
Noncontrolling interest attributed to income (loss) from continuing operations	0.8	(1.7)
Income (loss) from continuing operations attributable to common stockholders	$5.0	$(79.0)

Weighted average options to purchase 0.2 million and 0.6 million shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) were outstanding during the three months ended March 31, 2011 and March 31, 2010, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 0.4 million and 1.4 million shares were outstanding during the three months ended March 31, 2011 and March 31, 2010, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance.  ASC 260, “Earnings per Share” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

The 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”) described in Note L – “Long-Term Obligations” were dilutive and included in the computation of weighted average diluted shares outstanding as the volume-weighted average price of the Common Stock of the 4% Convertible Notes for the three months ended March 31, 2011 was greater than $16.25 per share and earnings from continuing operations were positive. The number of shares that were contingently issuable for the 4% Convertible Notes during the three months ended March 31, 2010 was 2.7 million, but were not included in the computation of diluted shares because the effect would have been anti-dilutive.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2011	December 31, 2010
Finished equipment	$492.2	$494.6
Replacement parts	236.6	228.9
Work-in-process	351.5	298.5
Raw materials and supplies	485.6	426.7
Inventories	$1,565.9	$1,448.7

Reserves for lower of cost or market value, excess and obsolete inventory were $108.4 million and $106.7 million at March 31, 2011 and December 31, 2010, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	March 31, 2011	December 31, 2010
Property	$82.0	$78.4
Plant	326.9	316.8
Equipment	545.4	527.1
Property, plant and equipment – gross	954.3	922.3
Less: Accumulated depreciation	(364.1)	(348.8)
Property, plant and equipment – net	$590.2	$573.5

NOTE H – GOODWILL

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	Aerial Work Platforms	Construction	Cranes	Materials Processing	Total
Balance at December 31, 2010, gross	$149.6	$438.8	$212.4	$196.9	$997.7
Accumulated impairment	(42.8)	(438.8)	—	(23.2)	(504.8)
Balance at December 31, 2010, net	106.8	—	212.4	173.7	492.9
Foreign exchange effect and other	0.9	—	10.5	4.3	15.7
Balance at March 31, 2011, gross	150.5	438.8	222.9	201.2	1,013.4
Accumulated impairment	(42.8)	(438.8)	—	(23.2)	(504.8)
Balance at March 31, 2011, net	$107.7	$—	$222.9	$178.0	$508.6

Due to uncertainty and short-term volatility in the cranes market, the Company reviewed the Cranes reporting unit at March 31, 2011 to determine if the results would be significantly different from its annual October 1 test.  The Cranes reporting unit's fair value exceeded its carrying value by approximately 16%.

The Company did not find evidence of impairment at March 31, 2011, but will continue to monitor the performance of the Cranes reporting unit and update the test as circumstances warrant.  If the Cranes reporting unit is unable to achieve its projected cash flows, the outcome of any prospective tests may result in the Company recording goodwill impairment charges in future periods.
The amount of goodwill in the Cranes reporting unit was $222.9 million as of March 31, 2011.

NOTE I – DERIVATIVE FINANCIAL INSTRUMENTS

In the normal course of business, the Company enters into two types of derivatives to hedge its interest rate exposure and foreign currency exposure: hedges of fair value exposures and hedges of cash flow exposures.  Fair value exposures relate to recognized assets or liabilities and firm commitments, while cash flow exposures relate to the variability of future cash flows associated with recognized assets or liabilities or forecasted transactions.  Additionally, the Company had entered into derivative contracts that were intended to partially mitigate risks associated with the shares of common stock of Bucyrus acquired in connection with the sale of the Mining business.  These contracts were not designated as hedges because they did not meet the requirements for hedge accounting.

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

In November 2007, the Company entered into an interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment.  At March 31, 2011, the Company had $400.0 million notional amount of this interest rate swap agreement outstanding, which matures in 2017.  The fair market value of this swap at March 31, 2011 and December 31, 2010 was a gain of $45.4 million and $39.3 million, respectively, which is recorded in Other assets.

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

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At March 31, 2011, the Company had $450.3 million notional amount of currency exchange forward contracts outstanding, most of which mature on or before March 31, 2012.  The fair market value of these contracts at March 31, 2011 was a net gain of $2.2 million.  At March 31, 2011, $383.3 million notional amount ($1.6 million of fair value gains) of these forward contracts have been designated as, and are effective as, cash flow hedges of specifically identified transactions.  During 2011 and 2010, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

The Company entered into a stockholders agreement with Bucyrus that contained certain restrictions, including providing for Terex’s commitment that it will not directly or indirectly sell or otherwise transfer its economic interest in the shares of Bucyrus stock received by it for a period of one year, subject to certain exceptions. As a result, in order to partially mitigate the risks associated with the shares of Bucyrus stock, the Company entered into derivative contracts using a basket of stocks whose prices have historically been highly correlated with the Bucyrus stock price.  During the three months ended March 31, 2010, the Company paid premiums of approximately $21 million to enter into derivative trades to mitigate the risk of approximately 95% of the notional value of the Bucyrus stock based on historic prices.  The one year lock-up contained in the stockholders agreement expired on February 19, 2011.  Substantially all of the derivative contracts purchased by the Company expired unexercised during the three months ended March 31, 2011.

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	March 31, 2011	December 31, 2010
Foreign exchange contracts	Other current assets	$8.0	$2.9
Interest rate contract	Other assets	45.4	39.3
Total asset derivatives		$53.4	$42.2
Liability Derivatives
Foreign exchange contracts	Other current liabilities	$5.8	$6.0
Interest rate contract	Long-term debt, less current portion	45.4	38.1
Total liability derivatives		$51.2	$44.1
Total Derivatives		$2.2	$(1.9)

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	March 31, 2011	December 31, 2010
Option derivative contracts	Other current assets	$—	$0.3

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Income and Accumulated other comprehensive income (“OCI”) (in millions):

Gain Recognized on Derivatives in Income:		Three Months Ended March 31,
Fair Value Derivatives	Location	2011	2010
Interest rate contract	Interest expense	$4.9	$4.9
Gain Recognized on Derivatives in OCI:		Three Months Ended March 31,
Cash Flow Derivatives		2011	2010
Foreign exchange contracts		$3.4	$4.9
Loss Reclassified from Accumulated OCI into Income (Effective):		Three Months Ended March 31,
Account		2011	2010
Cost of goods sold		$(1.6)	$(2.2)
Other income (expense) - net		—	0.3
Total		$(1.6)	$(1.9)
Gain (Loss) Recognized on Derivatives (Ineffective) in Income:		Three Months Ended March 31,
Account		2011	2010
Other income (expense) - net		$0.5	$(2.1)

The following table provides the effect of derivative instruments that are not designated as hedges in the Condensed Consolidated Statement of Income and OCI (in millions):

Loss Recognized on Derivatives not designated as hedges in Income:	Three Months Ended March 31,
Account	2011	2010
Other income (expense) - net	$(0.3)	$(7.5)

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

Unrealized net gains (losses), net of tax, included in OCI are as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$(2.1)	$(3.6)
Additional gains (losses) - net	3.4	5.0
Amounts reclassified to earnings	—	(0.3)
Balance at end of period	$1.3	$1.1

The estimated amount of existing gains for derivative contracts recorded in OCI as of March 31, 2011 that are expected to be reclassified into earnings in the next twelve months is $1.3 million.

NOTE J – FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis under the provisions of ASC 820, include interest rate swap and foreign currency forward contracts discussed in Note I - “Derivative Financial Instruments.”  These contracts are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

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

Determining which category an asset or liability falls within this hierarchy requires judgment.  The Company evaluates its hierarchy disclosures each quarter.  As discussed in Note I - “Derivative Financial Instruments,” the Company has two types of derivative instruments that it records at fair value on a recurring basis: the interest rate swap and foreign exchange contracts.  The interest rate swap is categorized under Level 2 of the hierarchy above and is recorded at March 31, 2011 and December 31, 2010 as an asset of $45.4 million and $39.3 million, respectively.  The foreign exchange contracts are categorized under Level 1 of the hierarchy above and are recorded at March 31, 2011 and December 31, 2010 as an asset of $2.2 million and a liability of $3.3 million, respectively.  The fair value of the interest rate swap agreement is based on LIBOR yield curves at the reporting date.  The fair values of the foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date.

NOTE K – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions.  Given economic trends from 2008 into 2010, the Company initiated certain restructuring programs across all segments to better utilize its workforce and optimize facility utilization to match the demand for its products.

Workforce restructuring activities reduced the number of team members at all levels and caused the Company to incur costs for employee termination benefits related to headcount reductions.  The existing reserve balance as of March 31, 2011 for the workforce restructuring activities is expected to be paid during 2011, except for certain activities in the Cranes segment, which are dependent on the expiration of certain government mandated benefits.

The following table provides information by segment of the number of team members reduced pursuant to workforce reduction activities during the three months ended March 31, 2011:

Number of headcount reductions
Cranes	141
MP	7
Total	148

To optimize facility utilization, the Company established a restructuring program to move its crushing and screening manufacturing business from Cedar Rapids, Iowa within the MP segment to other facilities, primarily in North America. Engineering, sales and service functions for materials processing equipment currently made at the plant will be retained at the facility for the near future.  The program is expected to cost $3.3 million, which has all been incurred to date, result in reductions of approximately 186 team members and be completed during 2011.  Costs of $0.2 million were charged to Cost of goods sold (“COGS”) in the three months ended March 31, 2011 for this program.

The Company established a restructuring program within the MP segment to realize cost synergies and support its joint brand strategy by consolidating certain of its crushing equipment manufacturing businesses.  This program will result in the relocation of its Pegson operations in Coalville, United Kingdom to Omagh, Northern Ireland. The global design center for crushing equipment and certain component manufacturing will be retained at Coalville for the near future.  The program is expected to cost $6.4 million, which has all been incurred to date, result in reductions of approximately 215 team members and be completed during 2011.

During the second quarter of 2010, the Company executed a restructuring program to better utilize facility space in its Port Equipment Business, which is included in the Cranes segment.  The program cost $11.4 million and resulted in reductions of approximately 149 team members. This program was completed in 2010 except for certain benefits mandated by governmental agencies.

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the three months ended March 31, 2011, the cumulative amount of expenses incurred since inception and the total amount expected to be incurred  (in millions):

	Amount incurred during the three months ended March 31, 2011	Cumulative amount incurred through March 31, 2011 and total amount expected to be incurred
AWP	$—	$23.6
Construction	0.2	37.7
Cranes	0.1	16.8
MP	0.2	11.3
Corporate and Other	—	6.1
Total	$0.5	$95.5

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the three months ended March 31, 2011, the cumulative amount of expenses incurred since inception and the total amount expected to be incurred  (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred in the three months ended March 31, 2011	$0.2	$—	$0.3	$0.5
Cumulative amount incurred through March 31, 2011 and total amount expected to be incurred	$73.1	$10.6	$11.8	$95.5

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the three months ended March 31, 2011 (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Restructuring reserve at December 31, 2010	$9.8	$1.6	$1.1	$12.5
Cash expenditures	(1.7)	0.1	(0.2)	(1.8)
Restructuring reserve at March 31, 2011	$8.1	$1.7	$0.9	$10.7

In the aggregate, the restructuring charges described above incurred during the three months ended March 31, 2011 and 2010 were included in COGS ($0.5 million and $6.4 million). There were no charges in selling, general and administrative expenses for the three months ended March 31, 2011, however $6.5 million of charges were recorded in selling, general and administrative expenses for the three months ended March 31, 2010.  Included in the restructuring costs for the three months ended March 31, 2010 are $2.4 million of asset impairments.

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

Pursuant to the October 2010 amendment, the Company was permitted to make par offers for its 10-7/8% Senior Notes due 2016 (the “10-7/8% Notes”) and its 7-3/8% Senior Subordinated Notes due 2014 (the “7-3/8% Notes”) in accordance with the governing indentures and to redeem or repurchase debt if the minimum liquidity of the Company is greater than $250 million.  In addition, the amendment removed the previous $200 million annual limitation on acquisitions and provided the Company with added flexibility in certain other restrictive covenants.  In connection with the amendment, on October 14, 2010, the Company repaid the entire $270.2 million principal amount of its term loans then outstanding under the 2006 Credit Agreement with a portion of the net proceeds from the sale of its Mining business.

Pursuant to the January 2010 amendment, the Company was permitted to (i) acquire shares of common stock of Bucyrus in connection with the disposition of its Mining business and (ii) enter into hedging agreements for the purpose of managing risk associated with its investment in Bucyrus stock.  In accordance with this amendment, Terex Mining Australia Pty Ltd was replaced as the Australian borrower by Terex Lifting Australia Pty. Ltd.

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

As of March 31, 2011 and December 31, 2010, the Company had no term loans outstanding under the 2006 Credit Agreement.  The Company had no revolving credit amounts outstanding as of March 31, 2011 or December 31, 2010.

The 2006 Credit Agreement incorporates facilities for issuance of letters of credit up to $250 million.  Letters of credit issued under the 2006 Credit Agreement letter of credit facility decrease availability under the $550 million revolving line of credit.  As of March 31, 2011 and December 31, 2010, the Company had letters of credit issued under the 2006 Credit Agreement that totaled $54.7 million and $46.6 million, respectively.  The 2006 Credit Agreement also permits the Company to have additional letter of credit facilities up to $100 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit.  As of March 31, 2011 and December 31, 2010, the Company had letters of credit issued under the additional letter of credit facilities of the 2006 Credit Agreement that totaled $9.0 million and $9.2 million, respectively.  The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company's availability under the 2006 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $134.7 million and $132.9 million as of March 31, 2011 and December 31, 2010, respectively.  In total, as of March 31, 2011 and December 31, 2010, the Company had letters of credit outstanding of $198.4 million and $188.8 million, respectively.

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

The Company currently is subject to certain restrictions under the 2006 Credit Agreement with respect to its uses of cash, including (i) limitations in making acquisitions, (ii) repurchasing shares of its Common Stock, (iii) paying dividends, (iv) redeeming debt except with the proceeds of equity offerings and other than regularly scheduled payments of debt including debt under the 2006 Credit Agreement and, (v) incurring additional debt.

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

The Company's consolidated cash flow coverage ratio as defined in the indentures for its 10-7/8% Notes and 8% Senior Subordinated Notes Due 2017 (“8% Notes”) is currently less than 2.0 to 1.0. As a result, the Company is subject to significant restrictions under its indentures on the amount of indebtedness that it can incur.

10-7/8% Senior Notes

On June 3, 2009, the Company sold and issued $300 million aggregate principal amount of 10-7/8% Notes at 97.633%.  The Company used a portion of the approximately $293 million proceeds from the offering of the 10-7/8% Notes, together with a portion of the proceeds from the 4% Convertible Notes discussed below, to prepay a portion of its term loans under the 2006 Credit Agreement and to pay off the outstanding balance under the revolving credit component of the 2006 Credit Agreement.  The 10-7/8% Notes are redeemable by the Company beginning in June 2013 at an initial redemption price of 105.438% of principal amount. As a result of the Company's redemption of the 7-3/8% Notes, as of February 7, 2011, the 10-7/8% Notes are jointly and severally guaranteed by certain of the Company's domestic subsidiaries (see Note Q - “Consolidating Financial Statements”).

4% Convertible Senior Subordinated Notes

On June 3, 2009, the Company sold and issued $172.5 million aggregate principal amount of 4% Convertible Notes.  In certain circumstances and during certain periods, the 4% Convertible Notes will be convertible at an initial conversion rate of 61.5385 shares of Common Stock per $1,000 principal amount of convertible notes, equivalent to an initial conversion price of approximately $16.25 per share of Common Stock, subject to adjustment in some events.  Upon conversion, Terex will deliver cash up to the aggregate principal amount of the 4% Convertible Notes to be converted and shares of Common Stock with respect to the remainder, if any, of Terex’s convertible obligation in excess of the aggregate principal amount of the 4% Convertible Notes being converted. As a result of the Company's redemption of of the 7-3/8% Notes, as of February 7, 2011, the 4% Convertible Notes are jointly and severally guaranteed by certain of the Company's domestic subsidiaries (see Note Q - "Consolidating Financial Statements").

The Company, as issuer of the 4% Convertible Notes, must separately account for the liability and equity components of the 4% Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods.  The Company allocated $54.3 million of the $172.5 million principal amount of the 4% Convertible Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through June 2015.  The Company recorded a related deferred tax liability of $19.4 million on the equity component.  The balance of the 4% Convertible Notes was $131.2 million at March 31, 2011.  The Company recognized interest expense of $3.7 million on the 4% Convertible Notes for the three months ended March 31, 2011.  The interest expense recognized for the 4% Convertible Notes will increase as the discount is amortized using the effective interest method, which accretes the debt balance over its term to $172.5 million at maturity.  Interest expense on the 4% Convertible Notes throughout its term includes 4% annually of cash interest on the maturity balance of $172.5 million plus non-cash interest expense accreted to the debt balance as described.

8% Senior Subordinated Notes

On November 13, 2007, the Company sold and issued $800 million aggregate principal amount of 8% Notes. The 8% Notes are redeemable by the Company beginning in November 2012 at an initial redemption price of 104.000% of principal amount. As a result of the Company's redemption of the 7-3/8% Notes, as of February 7, 2011, the 8% Notes are jointly and severally guaranteed by certain of the Company's domestic subsidiaries (see Note Q - “Consolidating Financial Statements”).

7-3/8% Senior Subordinated Notes

On November 25, 2003, the Company sold and issued $300 million aggregate principal amount of 7-3/8% Notes discounted to yield 7-1/2%.  The 7-3/8% Notes were jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note Q - “Consolidating Financial Statements”).  The 7-3/8% Notes were redeemable by the Company beginning in January 2009 at an initial redemption price of 103.688% of principal amount. On January 18, 2011, the Company exercised its early redemption option and repaid the outstanding $297.6 million principal amount of its 7-3/8% Notes. The total cash paid to redeem the 7-3/8% Notes was $312.3 million which included a call premium of 1.229% as set forth in the indenture for the 7-3/8% Notes, totaling $3.6 million plus accrued and unpaid interest of $36.875 per $1,000 principal amount at the redemption date.

The $6.3 million in the Condensed Consolidated Statement of Income includes (a) cash payments of $3.6 million for call premiums associated with the repayment of $297.6 million of outstanding debt and (b) $2.7 million of non-cash charges for accelerated amortization of debt acquisition costs, original issue discount and loss on a terminated swap associated with the outstanding debt, which all flow into the calculation of Net income. In preparing the Condensed Consolidated Statement of Cash Flows, the non-cash item (b) was added to Net income to reflect cash flow appropriately.

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet  (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of March 31, 2011, as follows (in millions, except for quotes):

	Book Value	Quote	FV
8% Notes	$800.0	$1.05000	$840
4% Convertible Notes (net of discount)	$131.2	$2.39500	$314
10-7/8% Notes	$294.7	$1.16500	$343

The Company believes that the carrying value of its other borrowings approximates fair market value based on discounted future cash flows using rates currently available for debt of similar terms and remaining maturities.

NOTE M – RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of March 31, 2011, the Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”).  Participation in the plan for all employees has been frozen.  Participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only.  The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment.  The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service.  It is the Company’s policy generally to fund the Terex Plan based on the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds.

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

Information regarding the Company's U.S. plans, including the SERP, was as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
	2011	2010
Components of net periodic cost:
Service cost	$0.5	$0.5
Interest cost	2.1	2.1
Expected return on plan assets	(2.1)	(1.8)
Amortization of prior service cost	—	0.1
Recognized actuarial loss	0.9	0.9
Net periodic cost	$1.4	$1.8

	Other Benefits
	Three Months Ended March 31,
	2011	2010
Components of net periodic cost:
Interest cost	$0.1	$0.2
Recognized actuarial loss	—	0.1
Net periodic cost	$0.1	$0.3

The Company plans to contribute approximately $16 million to its U.S. defined benefit pension and post-retirement plans for the year ending December 31, 2011.  During the three months ended March 31, 2011, the Company contributed $10.7 million to its U.S. defined benefit pension plans, which included an approximately $10 million payment to eliminate the impact of potential plan restrictions.

Non-U.S. Plans – The Company maintains defined benefit plans in Germany, France, China, India and the United Kingdom for some of its subsidiaries. During 2010, the United Kingdom plan was frozen and a curtailment gain was recognized as part of other comprehensive income. The United Kingdom plan is a funded plan and the Company funds this plan in accordance with funding regulations in the United Kingdom and a negotiated agreement between the Company and the plan's trustees. The plans in Germany, China, India and France are unfunded plans. For the Company's operations in Italy there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination. The Company records this obligation based on the mandated requirements. The measure of the current obligation is not dependent on the employees' future service and therefore is measured at current value.

Information regarding the Company's non-U.S. plans was as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
	2011	2010
Components of net periodic cost:
Service cost	$1.3	$1.3
Interest cost	1.5	2.3
Expected return on plan assets	(1.1)	(1.2)
Recognized actuarial loss	0.1	0.4
Net periodic cost	$1.8	$2.8

The Company plans to contribute approximately $6 million to its non-U.S. defined benefit pension plans for the year ending December 31, 2011.  During the three months ended March 31, 2011, the Company contributed $2.0 million to its non-U.S. defined benefit pension plans.

NOTE N – LITIGATION AND CONTINGENCIES

General

The Company is involved in various legal proceedings, including product liability, general liability, workers’ compensation liability, employment, commercial and intellectual property litigation, which have arisen in the normal course of operations. The Company is insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risk required by law or contract with retained liability to it or deductibles. The Company has recorded and maintains an estimated liability in the amount of management’s estimate of the Company’s aggregate exposure for such retained liabilities and deductibles. For such retained liabilities and deductibles, the Company determines its exposure based on probable loss estimations, which requires such losses to be both probable and the amount or range of probable loss to be estimable. The Company believes it has made appropriate and adequate reserves and accruals for its current contingencies and that the likelihood of a material loss beyond the amounts accrued is remote except for those cases disclosed below where the Company includes a range of the possible loss. The Company believes that the outcome of such matters will not have a material adverse effect on its consolidated financial position. However, the outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in the Company incurring significant liabilities which could have a material adverse effect on its results of operations.

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

These lawsuits generally cover the period from February 2008 to February 2009 and allege, among other things, that certain of the Company's SEC filings and other public statements contained false and misleading statements which resulted in damages to it, the plaintiffs and the members of the purported class when they purchased the Company's securities and in the ERISA lawsuit and the stockholder derivative complaint, that there were breaches of fiduciary duties and of ERISA disclosure requirements.  The stockholder derivative complaint also alleges waste of corporate assets relating to the repurchase of the Company's shares in the market and unjust enrichment as a result of securities sales by certain officers and directors. The complaints all seek, among other things, unspecified compensatory damages, costs and expenses.  As a result, it is not possible for the Company to estimate a loss or range of losses for these lawsuits. The stockholder derivative complaint also seeks amendments to the Company's corporate governance procedures in addition to unspecified compensatory damages from the individual defendants in its favor.

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

Powerscreen Patent Infringement Lawsuit

On December 6, 2010, the Company received an adverse jury verdict in the amount of approximately $16 million in a patent infringement lawsuit brought against Powerscreen International Distribution Limited ("Powerscreen") and Terex by Metso Minerals Inc. ("Metso") in the United States District Court for the Eastern District of New York.  Metso has made a motion to receive treble damages of up to approximately $47 million plus costs related to this lawsuit in connection with this verdict. The lawsuit involved the claim by Metso that the folding side conveyor of Powerscreen screening plants violates a patent held by Metso in the United States.  The Company does not agree that the accused Powerscreen mobile screening plants or their folding conveyor infringe the subject patent held by Metso. These types of patent cases are very complex and the Company strongly believes that the verdict is contrary to both the law and the facts.  Accordingly, the Company will be appealing the verdict and believes that it will ultimately prevail on appeal.  This verdict only relates to certain models of Powerscreen mobile screening plants with the alleged infringing folding side conveyor design sold in the United States.  The Company does not expect this verdict will have a material impact on its consolidated business or overall operating results. However, the outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in the Company incurring significant liabilities which could have a material adverse effect on its results of operations.

Post-Closing Dispute with Bucyrus

See Note D - "Discontinued Operations" for further information on the Company's dispute with Bucyrus regarding the calculation of the value of the net assets of the Mining business.

Other

The Company is involved in various other legal proceedings, including workers’ compensation liability and intellectual property litigation, which have arisen in the normal course of its operations.  The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company’s outstanding letters of credit totaled $198.4 million at March 31, 2011.  The letters of credit generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet.  Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

As of March 31, 2011 and December 31, 2010, the Company’s maximum exposure to such credit guarantees was $196.9 million and $211.1 million, respectively, including total guarantees issued by Terex Demag GmbH, part of the Cranes segment, of $106.3 million and $113.5 million, respectively; Sichuan Changjiang Engineering Crane Co., Ltd, part of the Cranes segment, of $49.4 and $53.2, respectively; and Genie Holdings, Inc. and its affiliates (“Genie”), part of the AWP segment, of $29.1 million and $31.1 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  The maximum exposure for residual value guarantees issued by the Company totaled $13.3 million and $13.4 million as of March 31, 2011 and December 31, 2010, respectively.  The Company is generally able to mitigate some of the risk associated with these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of March 31, 2011 and December 31, 2010, the Company’s maximum exposure pursuant to buyback guarantees was $82.3 million and $102.1 million, respectively, including total guarantees issued by Genie of $77.6 million and $97.4 million, respectively.  The Company is generally able to mitigate some of the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Condensed Consolidated Balance Sheet of approximately $16 million and $19 million as of March 31, 2011 and December 31, 2010, respectively, for the estimated fair value of all guarantees provided.

There can be no assurance that the Company's historical experience in used equipment markets will be indicative of future results.  The Company's ability to recover losses experienced from its guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

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

	Three Months Ended March 31,
	2011	2010
Net income	$10.9	$541.6
Other comprehensive income (loss):
Pension liability adjustment	0.2	6.7
Translation adjustment	87.4	(108.7)
Equity security adjustment	(25.5)	19.7
Derivative hedging adjustment	3.4	4.7
Comprehensive income (loss)	76.4	464.0
Comprehensive loss (income) attributable to noncontrolling interest	0.8	(1.7)
Comprehensive income (loss) attributable to Terex Corporation	$77.2	$462.3

During the three months ended March 31, 2011, the Company granted 0.9 million shares of restricted stock to its employees with a weighted average grant date fair value of $37.92 per share.  Approximately 51% of these restricted stock awards vest ratably over a three-year period and approximately 49% cliff vest at the end of a three-year period.  Approximately 14% of the shares granted are based on performance targets containing a market condition.  The Company used the Monte Carlo method to determine grant date fair values of $41.96 per share for the awards with a market condition.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

Dividend yields	—%
Expected volatility	80.29%
Risk free interest rate	1.04%
Expected life (in years)	2.78

During the three months ended March 31, 2011, the Company issued 10 thousand shares of its outstanding Common Stock which were contributed into a deferred compensation plan under a Rabbi Trust.

NOTE P – RELATED PARTY TRANSACTION

Genie Australia Pty. Ltd., a subsidiary of the Company, paid approximately five hundred dollars for certain excess luggage costs for the family of Timothy A. Ford, President Terex Aerial Work Platforms, during Mr. Ford’s and his family’s visit to Australia in January 2011. Mr. Ford has subsequently repaid all amounts in full. This inadvertent arrangement may have constituted a non-permissible extension of credit under Section 402 of the Sarbanes-Oxley Act of 2002, and, accordingly, this arrangement has been terminated with respect to Mr. Ford.

NOTE Q – CONSOLIDATING FINANCIAL STATEMENTS

On January 18, 2011, the Company repaid the outstanding $297.6 million principal amount outstanding of its 7-3/8% Notes (see Note L - “Long-Term Obligations”).  As a result of the Company's redemption of the 7-3/8% Notes, as of February 7, 2011, the 4% Convertible Notes, 8% Notes and 10-7/8% Notes were jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): Amida Industries, Inc., A.S.V., Inc., CMI Terex Corporation, Duvalpilot Equipment Outfitters, LLC, Fantuzzi Noell USA, Inc., Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS National, Inc., Hydra Platforms Mfg. Inc., Loegering Mfg. Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Schaeff Incorporated, Schaeff of North America, Inc., Spinnaker Insurance Company, Terex Advance Mixer, Inc., Terex Aerials, Inc., Terex Financial Services, Inc., Terex USA, LLC, Terex Utilities, Inc. and Terex-Telelect, Inc.  All of the guarantees are full and unconditional.  No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 4% Convertible Notes, 8% Notes and 10-7/8% Notes.

The following summarized condensed consolidating financial information for the Company segregates the financial information of Terex Corporation, the Wholly-owned Guarantors and the non-guarantor subsidiaries.  The results and financial position of businesses acquired are included from the dates of their respective acquisitions.

Terex Corporation consists of parent company operations and non-guarantor subsidiaries directly owned by the parent company.  Subsidiaries of the parent company are reported on the equity basis.  Wholly-owned Guarantors combine the operations of the Wholly-owned Guarantor subsidiaries.  Subsidiaries of Wholly-owned Guarantors that are not themselves guarantors are reported on the equity basis.  Non-guarantor subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the obligations of Terex Corporation under the 4% Convertible Notes, 8% Notes and 10-7/8% Notes.  Debt and goodwill allocated to subsidiaries are presented on a “push-down” accounting basis.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 2011
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$85.4	$524.1	$823.4	$(176.7)	$1,256.2
Cost of goods sold	(75.3)	(465.0)	(725.4)	176.7	(1,089.0)
Gross profit	10.1	59.1	98.0	—	167.2
Selling, general and administrative expenses	2.3	(60.2)	(118.6)	—	(176.5)
Income (loss) from operations	12.4	(1.1)	(20.6)	—	(9.3)
Interest income	0.1	0.1	1.9	—	2.1
Interest expense	(25.4)	—	(2.8)	—	(28.2)
(Loss) income from subsidiaries	(7.4)	—	—	7.4	—
Loss on early extinguishment of debt	(6.3)	—	—	—	(6.3)
Other income (expense) - net	49.5	(3.2)	5.6	—	51.9
Income (loss) from continuing operations before income taxes	22.9	(4.2)	(15.9)	7.4	10.2
(Provision for) benefit from income taxes	(11.0)	1.5	3.5	—	(6.0)
Income (loss) from continuing operations	11.9	(2.7)	(12.4)	7.4	4.2
Income from discontinued operations - net of tax	—	—	6.4	—	6.4
(Loss) gain on disposition of discontinued operations - net of tax	(0.2)	—	0.5	—	0.3
Net income (loss)	11.7	(2.7)	(5.5)	7.4	10.9
Less: Net loss attributable to noncontrolling interest	—	—	0.8	—	0.8
Net income (loss) attributable to Terex Corporation	$11.7	$(2.7)	$(4.7)	$7.4	$11.7

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 2010
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$39.1	$314.3	$690.1	$(107.6)	$935.9
Cost of goods sold	(39.3)	(299.4)	(606.3)	107.6	(837.4)
Gross profit	(0.2)	14.9	83.8	—	98.5
Selling, general and administrative expenses	(20.3)	(44.6)	(100.1)	—	(165.0)
Loss from operations	(20.5)	(29.7)	(16.3)	—	(66.5)
Interest income	0.3	0.1	0.7	—	1.1
Interest expense	(26.6)	(1.8)	(7.5)	—	(35.9)
Income (loss) from subsidiaries	616.3	—	—	(616.3)	—
Other expense - net	(7.1)	(0.3)	(5.5)	—	(12.9)
Income (loss) from continuing operations before income taxes	562.4	(31.7)	(28.6)	(616.3)	(114.2)
Benefit from income taxes	21.3	10.4	5.2	—	36.9
Income (loss) from continuing operations	583.7	(21.3)	(23.4)	(616.3)	(77.3)
(Loss) income from discontinued operations – net of tax	(1.1)	(1.6)	1.2	—	(1.5)
(Loss) gain on disposition of discontinued operations - net of tax	(42.7)	81.5	581.6	—	620.4
Net income (loss)	539.9	58.6	559.4	(616.3)	541.6
Less: Net income attributable to noncontrolling interest	—	—	(1.7)	—	(1.7)
Net income (loss) attributable to Terex Corporation	$539.9	$58.6	$557.7	$(616.3)	$539.9

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2011
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$5.6	$1.8	$716.3	$—	$723.7
Investments in marketable securities	366.6	0.7	—	—	367.3
Trade receivables - net	41.0	284.2	571.4	—	896.6
Intercompany receivables	7.8	104.4	75.2	(187.4)	—
Inventories	62.1	377.8	1,126.0	—	1,565.9
Other current assets	75.8	41.1	139.2	—	256.1
Total current assets	558.9	810.0	2,628.1	(187.4)	3,809.6
Property, plant and equipment - net	56.8	110.2	423.2	—	590.2
Goodwill	—	154.2	354.4	—	508.6
Non-current intercompany receivables	745.5	50.3	40.5	(836.3)	—
Investment in and advances to (from) subsidiaries	3,228.3	(687.1)	2,487.5	(5,002.0)	26.7
Other assets	76.1	184.3	217.4	—	477.8
Total assets	$4,665.6	$621.9	$6,151.1	$(6,025.7)	$5,412.9
Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$—	$0.2	$62.6	$—	$62.8
Trade accounts payable	23.3	176.1	426.7	—	626.1
Intercompany payables	(34.5)	50.2	171.7	(187.4)	—
Accruals and other current liabilities	120.0	96.7	579.6	—	796.3
Total current liabilities	108.8	323.2	1,240.6	(187.4)	1,485.2
Long-term debt, less current portion	1,271.3	—	83.0	—	1,354.3
Non-current intercompany payables	985.3	(936.0)	787.0	(836.3)	—
Retirement plans and other	142.3	37.7	206.7	—	386.7
Total stockholders’ equity	2,157.9	1,197.0	3,833.8	(5,002.0)	2,186.7
Total liabilities and stockholders’ equity	$4,665.6	$621.9	$6,151.1	$(6,025.7)	$5,412.9

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2010
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$164.2	$2.0	$728.0	$—	$894.2
Investments in marketable securities	520.9	0.5	—	—	521.4
Trade receivables - net	22.9	208.7	550.9	—	782.5
Intercompany receivables	9.5	93.1	44.1	(146.7)	—
Inventories	66.0	342.7	1,040.0	—	1,448.7
Other current assets	154.7	37.1	130.3	—	322.1
Total current assets	938.2	684.1	2,493.3	(146.7)	3,968.9
Property, plant and equipment - net	54.6	112.5	406.4	—	573.5
Goodwill	—	154.1	338.8	—	492.9
Non-current intercompany receivables	709.3	48.6	39.1	(797.0)	—
Investment in and advances to (from) subsidiaries	2,761.7	(504.3)	2,721.5	(4,950.2)	28.7
Other assets	69.6	187.3	195.5	—	452.4
Total assets	$4,533.4	$682.3	$6,194.6	$(5,893.9)	$5,516.4
Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$297.2	$0.2	$49.4	$—	$346.8
Trade accounts payable	24.9	130.3	414.8	—	570.0
Intercompany payables	43.1	26.5	77.1	(146.7)	—
Accruals and other current liabilities	127.6	87.2	542.6	—	757.4
Total current liabilities	492.8	244.2	1,083.9	(146.7)	1,674.2
Long-term debt, less current portion	879.6	119.3	340.6	—	1,339.5
Non-current intercompany payables	943.7	(928.6)	781.9	(797.0)	—
Retirement plans and other	134.1	52.1	205.1	—	391.3
Total stockholders’ equity	2,083.2	1,195.3	3,783.1	(4,950.2)	2,111.4
Total liabilities and stockholders’ equity	$4,533.4	$682.3	$6,194.6	$(5,893.9)	$5,516.4

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(26.1)	$2.2	$(52.7)	$—	$(76.6)
Cash flows from investing activities
Capital expenditures	(3.6)	(2.5)	(7.3)	—	(13.4)
Proceeds from sale of assets	165.8	0.1	0.2	—	166.1
Net cash provided by (used in) investing activities of continuing operations	162.2	(2.4)	(7.1)	—	152.7
Cash flows from financing activities
Principal repayments of long-term debt	(297.6)	—	—	—	(297.6)
Net repayments under revolving line of credit agreement	—	—	12.6	—	12.6
Other, net	2.9	—	0.7	—	3.6
Net cash (used in) provided by financing activities of continuing operations	(294.7)	—	13.3	—	(281.4)
Cash flows from discontinued operations
Net cash used in operating activities of discontinued operations	—	—	—	—	—
Net cash provided by financing activities of discontinued operations	—	—	—	—	—
Net cash used in discontinued operations	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	34.8	—	34.8
Net (decrease) increase in cash and cash equivalents	(158.6)	(0.2)	(11.7)	—	(170.5)
Cash and cash equivalents at beginning of period	164.2	2.0	728.0	—	894.2
Cash and cash equivalents at end of period	$5.6	$1.8	$716.3	$—	$723.7

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(42.2)	$5.6	$(47.5)	$—	$(84.1)
Cash flows from investing activities
Capital expenditures	(2.2)	(1.2)	(5.1)	—	(8.5)
Proceeds from disposition of discontinued operations	294.8	—	707.2	—	1,002.0
Investments in derivative securities	(21.1)	—	—	—	(21.1)
Proceeds from sale of assets	2.4	—	1.9	—	4.3
Net cash provided by (used in) investing activities of continuing operations	273.9	(1.2)	704.0	—	976.7
Cash flows from financing activities
Principal repayments of long-term debt	(0.6)	—	—	—	(0.6)
Net repayments under revolving line of credit agreement	—	(0.5)	(9.6)	—	(10.1)
Purchase of noncontrolling interest	—	—	(12.9)	—	(12.9)
Other – net	(0.5)	—	(0.4)	—	(0.9)
Net cash used in financing activities of continuing operations	(1.1)	(0.5)	(22.9)	—	(24.5)
Cash flows from discontinued operations
Net cash (used in) provided by operating activities of discontinued operations	(19.3)	(2.2)	9.7	—	(11.8)
Net cash provided by financing activities of discontinued operations	—	—	0.1	—	0.1
Net cash (used in) provided by discontinued operations	(19.3)	(2.2)	9.8	—	(11.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(31.4)	—	(31.4)
Net increase in cash and cash equivalents	211.3	1.7	612.0	—	825.0
Cash and cash equivalents at beginning of period	579.4	0.6	391.2	—	971.2
Cash and cash equivalents at end of period	$790.7	$2.3	$1,003.2	$—	$1,796.2

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our AWP segment designs, manufactures, refurbishes, services and markets aerial work platform equipment, telehandlers, light towers and utility equipment, as well as their related replacement parts and components. Customers use our AWP products to construct and maintain industrial, commercial and residential buildings and facilities, construct and maintain utility and telecommunication lines, trim trees in construction and foundation drilling applications and for other commercial operations, as well as in a wide range of infrastructure projects. Additionally, we own a majority of the North American distribution channel for our utility products group and operate a small fleet of rental utility products in certain areas of the United States.

Our Construction segment designs, manufactures and markets heavy and compact construction equipment, as well as roadbuilding equipment, including asphalt and concrete equipment, landfill compactors and bridge inspection equipment, as well as their related replacement parts and components. Customers use these products in construction and infrastructure projects, to build roads and bridges and in quarrying and mining operations.

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

We assist customers in their rental, leasing and acquisition of our products through Terex Financial Services (“TFS”). TFS utilizes its equipment and financial leasing experience to provide a variety of financing solutions to our customers when they purchase our equipment.

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

Non-GAAP measures we use also include Net Operating Profit After Tax (“NOPAT”), loss before income taxes as adjusted, (loss) income from operations as adjusted, (benefit from) provision for income taxes as adjusted and stockholders' equity as adjusted, which are used in the calculation of our after tax return on invested capital (“ROIC”) (collectively the "Non-GAAP Measures"), which are discussed in detail below.

Overview

Our performance for the first quarter of 2011 was generally in line with our expectations. Order activity continued to accelerate, and demand picked up sharply, leading to increased quarterly sales in most of our businesses. Net sales increased 34% in the first quarter of 2011 and three of our four segments increased sales compared with the prior year. As we had previously indicated, we expected our Cranes segment to be challenged in the first half of 2011 as we work through the effects of inconsistent demand for many of our larger cranes during 2010. This was particularly evident in our port equipment line of business, where we had several customers delay delivery in the first quarter, which led to a larger than expected loss for the segment overall. Production schedules continued to increase in most of our businesses, resulting in higher manufacturing utilization and better absorption of fixed costs, which was a significant contributor to our year-over-year operating results improvement. In addition, the impact of restructuring activities continued to result in improved financial results, which we believe will continue going forward. See Note K -“Restructuring and Other Charges” in our Condensed Consolidated Financial Statements for a detailed description of our restructuring activities, including the reasons, timing and costs associated with such actions.

We believe the economic recovery is taking hold in many major markets for Terex and we saw a more positive market environment in most, if not all, of our markets around the world. It appears that customer confidence started to build in the mid to latter part of the first quarter, with March being one of the most positive months we have seen in a long time.

This recovery is most evident by the significantly increased backlog seen in all four of our segments at the end of the first quarter. Our AWP business saw a substantial increase in demand from the North American rental channel, with backlog up approximately 123% from this time last year and approximately 45% from the end of 2010. This increased backlog caused us to adjust our production levels. We are currently keeping pace with the higher demand. Our Construction segment saw increased demand for compact equipment, material handlers and off-highway trucks. We received orders for recently introduced products and lead times lengthened somewhat as our backlog increased. The operating losses from the Construction segment have narrowed and we expect to achieve profitability in the second quarter. There remains a lot of work to do to continue to improve this business, but we believe we are on the right path for achieving our longer term goals. Performance in the MP segment continued to improve, with the business performing consistent with our expectations, and positioned to show improved profitability in the remaining quarters of 2011. The Cranes market experienced a recovery in North America with rough terrain, boom truck, all-terrain, and even some tower crane products showing improvements. Crawler cranes have yet to bottom in Europe with a soft market being experienced, in particular for wind power projects. Additional cost reductions are required in our mobile crane and port equipment operations in Europe and these are underway. In general, we have experienced a stronger backlog in our crane operations than we had initially expected.

Somewhat offsetting the favorable demand trends were increased input costs. Key components such as steel, hydraulics and tires are experiencing significant price increases and as a result we expect pressure on our margins. Consequently, we implemented price increases in virtually all of our product categories but these increases are expected to take effect over a period of time. We also see some potential risks associated with component availability and are monitoring our supplier base closely.

We continue to have significant liquidity, which was $1,219.0 million at March 31, 2011. However, during the last five quarters, we have used approximately $687 million in operating activities. See "Liquidity and Capital Resources" for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels. We expect that future improvements in cash flow from operating activities will be dependent on improving profitability as well as improvement in inventory reductions mainly in the Cranes segment as we balance the expected demand levels better to production levels.

In January 2011, we repaid the entire $297.6 million principal amount of our 7-3/8% Senior Subordinated Notes due 2014 (“7-3/8% Notes”). The sale of our shares of Bucyrus common stock during the first quarter and receipt of a U.S. tax refund, contributed approximately $166 million and $105 million, respectively, to overall liquidity. We have previously indicated that acquisitions could be a likely use of cash. We continue to research potential acquisition targets. We are hopeful that we will be able to find an acquisition target that meets our financial and strategic objectives; however, this depends on a number of factors. As a result, it remains difficult to predict the timing of the completion of any potential transactions.

For the remainder of 2011, our focus will continue to be on growth. We continue to invest in developing markets. We are building a new facility in Brazil and have recently started production in our new Chinese AWP facility, as well as in our MP facility in India. These are critical steps in our goal to manufacture in markets that are growing, and are expected to continue to grow, their non-residential construction spending substantially. We are pursuing initiatives to grow our market share in each of our segments and we have strong expectations for the new products we launched at the CONEXPO trade show in Las Vegas in March.

We expect substantial operating profit improvements from our AWP business in the second quarter, as well as a continued improvement in Construction. We expect MP should also deliver a solid quarter and for the losses at Cranes to be reduced or for the segment to turn to modest profitability. Our expectation for full year 2011 performance heading into this year was for net sales to be between $5.0 billion and $5.4 billion, resulting in earnings per share (“EPS”), excluding restructuring and unusual items, between $0.60 and $0.75. Adjusting our view for an improved demand environment, but increased pressures from component costs, our current expectations are for us to achieve the previously guided EPS range on net sales between $5.2 billion and $5.5 billion. We also expect each of the remaining quarters in 2011 to deliver positive net income and EPS.

ROIC continues to be the unifying metric that we use to measure our operating performance. ROIC and the Non-GAAP Measures assist in showing how effectively we utilize the capital invested in our operations. After-tax ROIC is determined by dividing the sum of NOPAT for each of the previous four quarters by the average of the sum of Total Terex Corporation stockholders' equity plus Debt (as defined below) less Cash and cash equivalents for the previous five quarters. NOPAT for each quarter is calculated by multiplying Income (loss) from continuing and discontinued operations by a figure equal to one minus the effective tax rate of the Company. We believe that earnings from discontinued operations, as well as the net assets that comprise those operations invested capital, should be included in this calculation of the Non-GAAP Measures because they capture the financial returns on our capital allocation decisions for the measured periods. Furthermore, we believe that returns on capital deployed in TFS do not represent management of our primary operations and, therefore, TFS assets and results from operations have been excluded from the Non-GAAP Measures. Additionally, we do not believe that the realized and deferred gains on shares of Bucyrus stock held from the sale of our Mining business reflects our operations and, therefore, such gains have been excluded from the calculation of the Non-GAAP Measures. The effective tax rate is equal to the (Provision for) benefit from income taxes divided by Income (loss) before income taxes for the respective quarter. Debt is calculated using the amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters' NOPAT as this represents the most recent 12-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters' ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) over the same time period as the numerator (four quarters of average invested capital).

Terex management and the Board of Directors use ROIC as one of the primary measures to assess operational performance, including in connection with certain compensation programs. We use ROIC as a unifying metric because we believe that it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe that ROIC measures return on the amount of capital invested in our primary businesses excluding TFS, as opposed to another metric such as return on stockholders' equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe that adding Debt less Cash and cash equivalents to Total stockholders' equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at March 31, 2011 was negative 0.1%.

The amounts described below are reported in millions of U.S. dollars, except for the effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Mar '11	Dec '10	Sep '10	Jun '10	Mar '10
(Benefit from) provision for income taxes as adjusted	$(0.4)	$3.2	$41.8	$(25.5)
Divided by: Loss before income taxes as adjusted	(41.4)	(37.7)	(51.4)	(39.4)
Effective tax rate as adjusted	1.0%	(8.5)%	(81.3)%	64.7%
(Loss) income from operations as adjusted	$(8.2)	$0.8	$4.7	$(13.5)
Multiplied by: 1 minus Effective tax rate as adjusted	99.0%	108.5%	181.3%	35.3%
Adjusted net operating (loss) income after tax	$(8.1)	$0.9	$8.5	$(4.8)
Debt (as defined above)	$1,417.1	$1,686.3	$1,973.2	$1,960.8	$1,968.0
Less: Cash and cash equivalents	(723.7)	(894.2)	(1,354.3)	(1,513.6)	(1,796.2)
Debt less Cash and cash equivalents	$693.4	$792.1	$618.9	$447.2	$171.8
Total Terex Corporation stockholders’ equity as adjusted	$1,998.6	$1,907.2	$2,000.4	$1,908.1	$2,082.7
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$2,692.0	$2,699.3	$2,619.3	$2,355.3	$2,254.5

March 31, 2011 ROIC	(0.1)%
Adjusted net operating loss after tax (last 4 quarters)	$(3.5)
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$2,524.1

Reconciliation of Loss before income taxes:	Three months ended 3/31/11	Three months ended 12/31/10	Three months ended 9/30/10	Three months ended 6/30/10
Income (loss) from continuing operations before income taxes	$10.2	$(37.6)	$(51.2)	$(35.3)
Less: Gain realized on sale of BUCY shares	(51.6)	—	—	—
Loss from discontinued operations before income taxes	—	(0.1)	(0.2)	(4.1)
Loss before income taxes as adjusted	$(41.4)	$(37.7)	$(51.4)	$(39.4)
Reconciliation of (loss) income from operations:
(Loss) income from operations as reported	$(9.3)	$(0.5)	$3.6	$(10.4)
Loss from operations for TFS	1.1	1.3	1.3	1.6
Loss from operations for discontinued operations	—	—	(0.2)	(4.7)
(Loss) income from operations as adjusted	$(8.2)	$0.8	$4.7	$(13.5)
Reconciliation of (Benefit from) provision for income taxes:
Provision for (benefit from) income taxes as reported	$6.0	$(4.9)	$38.6	$(23.6)
(Benefit from) provision for income taxes for discontinued operations	(6.4)	8.1	3.2	(1.9)
(Benefit from) provision for income taxes as adjusted	$(0.4)	$3.2	$41.8	$(25.5)

Reconciliation of Terex Corporation stockholders' equity:	As of 3/31/11	As of 12/31/10	As of 9/30/10	As of 6/30/10	As of 3/31/10
Terex Corporation stockholders' equity as reported	$2,157.9	$2,083.2	$2,064.3	$1,881.1	$2,102.4
TFS Assets	(85.4)	(76.2)	(38.9)	(29.8)	(0.3)
Deferred (gain) loss on BUCY shares	(73.9)	(99.8)	(25.0)	56.8	(19.4)
Terex Corporation stockholders' equity as adjusted	$1,998.6	$1,907.2	$2,000.4	$1,908.1	$2,082.7

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Consolidated

	Three Months Ended March 31,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,256.2	—	$935.9	—	34.2%
Gross profit	$167.2	13.3%	$98.5	10.5%	69.7%
SG&A	$176.5	14.1%	$165.0	17.6%	7.0%
Loss from operations	$(9.3)	(0.7)%	$(66.5)	(7.1)%	86.0%

Net sales for the three months ended March 31, 2011 increased $320.3 million when compared to the same period in 2010.  Each of our segments, with the exception of Cranes, experienced significant improvement in net sales compared to the first quarter of 2010 as a result of improved economic conditions, accelerated order activity and a sharp increase in demand.

Gross profit for the three months ended March 31, 2011 increased $68.7 million when compared to the same period in 2010.  Increased net sales partially offset by higher input costs contributed approximately $50 million to the increase.  Higher manufacturing utilization and the effect of prior cost reduction efforts contributed approximately $20 million to the year-over-year improvement.  Lower restructuring charges when compared with the prior year period, favorably impacted results by approximately $6 million.  These items were partially offset by inventory write-downs and transactional foreign exchange losses of approximately $8 million.

SG&A costs increased for the three months ended March 31, 2011 by $11.5 million when compared to the same period in 2010.  SG&A costs in all segments increased due to increased selling costs associated with higher sales, higher marketing costs from certain trade show activities and increased engineering costs for new product development.

Loss from operations was $9.3 million for the three months ended March 31, 2011, a decrease of $57.2 million when compared to the same period in 2010.  The decrease was due to the items noted above, particularly improved net sales volume, improved manufacturing utilization and the effect of prior cost reductions offset partially by higher SG&A costs.

Aerial Work Platforms

	Three Months Ended March 31,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$376.8	—	$215.7	—	74.7%
Gross profit	$49.6	13.2%	$12.5	5.8%	296.8%
SG&A	$43.6	11.6%	$32.8	15.2%	32.9%
Income (loss) from operations	$6.0	1.6%	$(20.3)	(9.4)%	129.6%

Net sales for the AWP segment for the three months ended March 31, 2011 increased $161.1 million when compared to the same period in 2010.  Net sales improved in most product categories, particularly booms, scissors and telehandlers, in the current quarter when compared to the first quarter of 2010.  The North American market showed the strongest improvement with increased capital expenditures from both large and medium sized rental customers related to fleet replacement. The markets in Europe, the Middle East and Africa as well as in Asia Pacific were among our next highest growth regions. The Latin American business had another good quarter driven by increased sales to Brazil and other markets.

Gross profit for the three months ended March 31, 2011 was $49.6 million an increase of $37.1 million when compared to the same period in 2010.  Increased net sales and changes in product mix offset partially by higher material costs contributed approximately $31 million to the improvement in gross profit. Gross profit also increased by approximately $5 million due to improved manufacturing utilization.

SG&A costs for the three months ended March 31, 2011 increased $10.8 million when compared to the same period in 2010.  Higher costs, particularly engineering, compensation and marketing expenses increased SG&A spending by approximately $9 million as compared to the prior year period.  Additionally, the allocation of corporate costs increased by approximately $3 million over the prior year period.

Income from operations for the three months ended March 31, 2011 was $6.0 million, an increase of $26.3 million when compared to the same period in 2010.  The increase was due to the items noted above, particularly improved net sales partially offset by higher SG&A costs.

Construction

	Three Months Ended March 31,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$342.9	—	$204.5	—	67.7%
Gross profit	$38.5	11.2%	$14.1	6.9%	173.0%
SG&A	$42.0	12.2%	$36.9	18.0%	13.8%
Loss from operations	$(3.5)	(1.0)%	$(22.8)	(11.1)%	84.6%

Net sales in the Construction segment increased by $138.4 million for the three months ended March 31, 2011 when compared to the same period in 2010. The improvement in net sales was driven by strong demand for our material handler product and improvements in trucks for most markets but especially quarry applications in emerging markets. Also contributing were backhoe loader sales in Western Europe and Russia, increased interest in our compact line of equipment in rental outlets throughout the Americas and strong parts sales driven by aging fleets and higher utilization.

Gross profit for the three months ended March 31, 2011 was $38.5 million, an increase of $24.4 million when compared to the same period in 2010.  The favorable impact of increased sales activities offset partially by higher material costs improved gross profit by approximately $21 million.  Lower other costs of sales, particularly for distribution and other non-manufacturing costs improved gross profit by approximately $3 million.

SG&A costs for the three months ended March 31, 2011 increased $5.1 million when compared to the same period in 2010.  The higher allocation of corporate costs increased SG&A costs by approximately $4 million. Additionally, higher selling expenses associated with higher net sales increased SG&A costs by approximately $2 million.

Loss from operations for the three months ended March 31, 2011 decreased $19.3 million when compared to the same period in 2010.  The decrease was due to the items noted above, particularly improved net sales partially offset by higher SG&A costs.

Cranes

	Three Months Ended March 31,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$398.3	—	$413.7	—	(3.7)%
Gross profit	$40.5	10.2%	$56.0	13.5%	(27.7)%
SG&A	$63.0	15.8%	$59.1	14.3%	6.6%
Loss from operations	$(22.5)	(5.6)%	$(3.1)	(0.7)%	*
*    Not meaningful as a percentage

Net sales for the Cranes segment for the three months ended March 31, 2011 decreased by $15.4 million when compared to the same period in 2010.  Demand remained slow for large crawler cranes worldwide, where the market tends to recover later in the business cycle. Also contributing to crawler crane demand weakness was the postponement or cancellation of certain wind projects in Europe due to reductions in government funding. Our port equipment products have experienced delivery delays, with these deliveries now expected to take place in the second and third quarters of 2011. These decreases were partially offset by improved net sales in North America for rough and all-terrain cranes as well as for boom trucks.

Gross profit for the three months ended March 31, 2011 decreased by $15.5 million when compared to the same period in 2010. Lower net sales and higher material costs, negatively impacted gross profit by approximately $22 million.  Additionally, approximately $9 million in charges related to transactional foreign exchange losses and a customer insolvency decreased gross profit from the prior year period. These were partially offset by approximately $10 million from improved manufacturing utilization and lower restructuring of approximately $6 million in the current year period.

SG&A costs for the three months ended March 31, 2011 increased $3.9 million over the same period in 2010.  The higher allocation of corporate costs increased SG&A costs by approximately $5 million.

Loss from operations for the three months ended March 31, 2011 increased $19.4 million when compared to the same period in 2010, resulting primarily from lower net sales volume and higher corporate cost allocations.

Materials Processing

	Three Months Ended March 31,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$152.2	—	$108.2	—	40.7%
Gross profit	$32.8	21.6%	$15.9	14.7%	106.3%
SG&A	$20.5	13.5%	$16.2	15.0%	26.5%
Income (loss) from operations	$12.3	8.1%	$(0.3)	(0.3)%	*
*    Not meaningful as a percentage

Net sales in the MP segment increased by $44.0 million for the three months ended March 31, 2011 when compared to the same period in 2010. Machine sales increased worldwide, particularly in Australia, South Africa and the Americas primarily due to a stronger global economic environment and dealer restocking ahead of anticipated orders driven by early cycle demand. Northern and Eastern Europe have started to show signs of a recovery as well, while demand in Southern Europe remained fairly soft.

Gross profit for the three months ended March 31, 2011 increased by $16.9 million when compared to the same period in 2010.  The increase was primarily due to the impact of increased net sales.

SG&A costs for the three months ended March 31, 2011 increased by $4.3 million when compared to the same period in 2010, primarily due to the higher allocation of corporate costs of approximately $2 million and increased selling and marketing costs of approximately $3 million from increased sales and trade show activities.

Income from operations for the three months ended March 31, 2011 was $12.3 million an increase of $12.6 million from the comparable period in 2010, primarily due to higher net sales volume partially offset by higher SG&A costs.

Corporate / Eliminations

	Three Months Ended March 31,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(14.0)	—	$(6.2)	—	(125.8)%
Loss from operations	$(1.6)	*	$(20.0)	*	92.0%
*    Not meaningful as a percentage

The net sales amounts include the elimination of intercompany sales activity among segments.  Loss from operations decreased from the prior year period primarily due to the impact of higher corporate expense allocation to all of the segments combined with lower restructuring and increased government sales and other activities in the current year period.

Interest Expense, Net of Interest Income

During the three months ended March 31, 2011, our interest expense net of interest income was $26.1 million, or $8.7 million lower than the same period in the prior year. We repaid approximately $570 million of debt during the past six months with the proceeds from the sale of the Mining business, thereby lowering our interest expense.

Loss on early extinguishment of debt

On January 18, 2011, we exercised our early redemption option and repaid the outstanding $297.6 million principal amount of our 7-3/8% Notes. The total cash paid to redeem the 7-3/8% Notes included a call premium of $3.6 million. Additionally, we recorded a charge of $2.7 million to recognize a loss on the write-off of unamortized costs, including debt issuance costs, original issue discount and interest rate swap costs, in connection with the repayment of the 7-3/8% Notes.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended March 31, 2011 was income of $51.9 million, an increase of $64.8 million when compared to the same period in the prior year.  This was primarily due to a $51.6 million gain recorded in the current year period on the sale of approximately 1.8 million shares of Bucyrus common stock. In the prior year period, we recorded expense related to derivative contracts intended to partially mitigate the risk associated with these shares.

Income Taxes

During the three months ended March 31, 2011, we recognized an income tax expense of $6.0 million on income of $10.2 million, an effective tax rate of 58.8%, as compared to an income tax benefit of $36.9 million on a loss of $114.2 million, an effective tax rate of 32.3%, for the three months ended March 31, 2010.  The higher tax rate recorded in 2011, compared to statutory rates, was mainly due to our inability to record tax benefits on losses in certain jurisdictions. We do not recognize tax benefits for losses where it is not more likely than not, based on the weight of current objective evidence, that the losses will be used in the future. Due to the lower absolute value of the 2011 first quarter profit before taxes, the losses not benefited have a more significant impact on the effective tax rate than in the first quarter of 2010. When income from continuing operations before income tax (instead of loss from continuing operations before income tax) is reported, tax expense items increase the effective tax rate and tax benefit items decrease the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets.  We had cash and cash equivalents of $723.7 million at March 31, 2011.  The majority of the cash held by our foreign subsidiaries could be used by us in the U.S. if deemed necessary. Currently, there are no trends, demands or uncertainties as a result of the Company’s cash re-investment policy that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility. In addition, our bank credit facilities provide us with a revolving line of credit of up to $550 million that is available through July 14, 2012.  The revolving line of credit consists of $350 million of available domestic revolving loans and $200 million of available multicurrency revolving loans.  We had $495.3 million available for borrowing under our revolving credit facilities at March 31, 2011. On October 14, 2010, we repaid term loan debt of $270.2 million and on January 18, 2011, we repaid the entire $297.6 million principal amount of our outstanding 7-3/8% Notes, which was consistent with our previously stated intent to use a portion of the Mining business proceeds for retirement of debt. The credit facilities also provide for incremental loan commitments of up to $163.5 million, which may be extended at the option of the lenders, in the form of revolving credit loans, term loans or a combination of both.

We continued to have significant liquidity at March 31, 2011. However, during the last five quarters, we have used approximately $687 million in operating activities. Working capital contributed approximately $470 million to this usage. Accounts receivable increased cash usage by approximately $294 million in this period, as the level of sales activity has recovered significantly from trough levels. Days sales outstanding has increased from 59 days in the first quarter of 2010 to 65 days in the first quarter of 2011, mainly due to the change in sales mix among the segments and the increased level of sales occurring in the month of March 2011. Although cash used in inventory has increased by approximately $251 million in the last five quarters, the velocity of inventory has improved from 2.5 times to 2.8 times in the first quarter of 2011, again indicating the impact of increased volume. Accounts payable days have decreased from 62 days in March 2010 to 52 days in March 2011 mainly due to our program to take advantage of early payment discounts from our supply base.

We have also invested approximately $92 million net in financial services assets over the last five quarters. We expect that future improvements in cash flow from operating activities will be dependent on improving profitability as well as improvement in inventory reductions mainly in the Cranes segment as we balance the expected demand levels better to production levels.

We believe that cash generated from operations, together with access to our bank credit facilities and cash on hand, provide adequate liquidity to meet our operating and debt service requirements. We expect our liquidity to provide us with flexibility to put our cash to work to yield higher returns and accelerate growth as well as to be opportunistic on acquisitions. In addition, we have started to monetize the 5.8 million shares of Bucyrus stock that we received in connection with the sale of our Mining business. In March 2011, we sold approximately 1.8 million shares of Bucyrus stock for net proceeds of approximately $166 million. As of March 31, 2011 we have approximately 4 million shares of Bucyrus stock remaining. We may monetize these shares either through open market sales, tendering to Caterpillar Inc. ("Caterpillar") in connection with Caterpillar's offer to acquire all shares of Bucyrus stock for consideration of $92 per share in cash, or a combination of both. The market value of these shares at March 31, 2011 was approximately $365 million. We have previously indicated that acquisitions could be a likely use of cash. We continue to research potential acquisition targets. We are hopeful that we will be able to find an acquisition target that meets our financial and strategic objectives; however, this depends on a number of factors. As a result, it remains difficult to predict the timing of the completion of any potential transactions.

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

We have also increased end-customer financing through TFS, as described above, and look to continue this trend through 2011 with an anticipated $150 million of net additional funding being used to expand TFS in key markets like U.S., Europe and China. Additionally, we continue our activities to assist customers with third-party funders, which could reduce the absolute amount of funding invested by TFS.  We are investing in new products and during the first quarter we introduced a rubber-tired skid steer loader and a new loader backhoe product. We have made and will continue to make selective investments in inventory for businesses that are showing improved order and inquiry activity.  The cash impact of these investments were largely reflected in increased inventory as we purchased additional materials from suppliers as we position our businesses for the anticipated market recovery.

We are continuing our program to increase inventory turns by sharing, throughout our Company, many of the best practices and lean manufacturing processes that several of our business units have implemented successfully.  We expect these initiatives to reduce the level of inventory needed to support our business and allow us to reduce our manufacturing lead times, thereby reducing our working capital requirements. During the last five quarters, our inventory turns have improved to 2.8 times, as the Company's sales volumes increased. Further efficiencies in inventory turns are largely dependent on improvements in our Cranes segment, which accounts for approximately 48% of the Company's inventory at March 31, 2011. The timing of Cranes deliveries and the inconsistency of order patterns places additional challenges on projecting the precise timing of further inventory reductions.

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

Typically, we have invested our cash in a combination of highly rated, liquid money market funds and in short-term bank deposits with large, highly rated banks. Our investment objective is to preserve capital and liquidity while earning a market rate of interest. In 2010 and into the first quarter of 2011, we used a portion of our cash balance to take advantage of early payment discounts offered by our suppliers where the returns were greater than the amount that would have been earned on such cash if invested in money market funds and short-term bank deposits. We expect this practice to continue through 2011, although we may discontinue this practice at any time.

The interest rates charged under our bank credit facilities are subject to adjustment based on our consolidated leverage ratio.  We had no outstanding borrowings under our revolving credit facilities and no outstanding term loan debt at March 31, 2011.

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

Upon the closing of the sale of the Mining business, we received from Bucyrus cash proceeds of approximately $1 billion and 5,809,731 shares of Bucyrus common stock.  The sale of our Mining business constitutes an asset sale under various agreements governing our debt and the use of the net cash proceeds from the sale was subject to certain restrictions.  As a result of waivers and offers to purchase made in 2010, as of March 31, 2011, the remaining cash from the Mining divestiture is currently available for general corporate purposes.

The shares of Bucyrus common stock we received are not considered net cash proceeds and will not be subject to reinvestment or debt repayment obligations until such time as we sell those shares. When the shares of Bucyrus common stock are sold we either must reinvest the net cash proceeds we receive from the sale of the stock into our business (within 300 days of the consummation of the sale of the stock pursuant to our bank credit agreement or within 365 days after the sale of the stock pursuant to the indentures for our outstanding notes) or use the proceeds to repay indebtedness. The priority of debt repayments is prescribed by the terms of our various debt agreements. Any remaining net cash proceeds would be used to make offers at par for our outstanding notes in the order provided in the note indentures. The holders of our 8% Notes have waived their rights to an offer to purchase at par for up to $300 million in cash proceeds received upon disposition of the Bucyrus common stock after paying taxes and fees, even if such proceeds have not been reinvested during the 365-day periods following the date or dates of the Company's sales of shares of Bucyrus common stock. During March 2011, we sold 1,823,102 shares of Bucyrus common stock for $165.8 million net proceeds. We are currently evaluating our alternatives with regard to the net proceeds received from the sale of Bucyrus common stock.

Our ability to access the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, some specific to us, and others related to general economic and/or financial market conditions.  These include results of operations, projected operating results for future periods and debt to equity leverage.  Our ability to access the capital markets is also subject to our timely filing of periodic reports with the Securities and Exchange Commission ("SEC").  In addition, the terms of our bank credit facilities, senior notes and senior subordinated notes contain restrictions on our ability to make further borrowings and to sell substantial portions of our assets.

As a result of our settlement with the SEC and final court decree in August 2009, for a period of three years, or such earlier time as we are able to obtain a waiver from the SEC, (i) we are no longer qualified as a "well known seasoned issuer" ("WKSI") as defined in Rule 405 of the Securities Act of 1933, and cannot take advantage of the benefits available to a WKSI, which include expedited registration and access to the capital markets, (ii) we cannot rely on the safe harbor provisions regarding forward-looking statements provided by the regulations issued under the Securities Exchange Act of 1934, and (iii) we cannot utilize Regulation A or D. However, in November 2010, we filed a $1 billion multi-security shelf registration statement with the SEC to allow for easier access to the capital markets.

Cash Flows

Cash used in operations for the three months ended March 31, 2011 totaled $76.6 million, compared to cash used in operations of $84.1 million for the three months ended March 31, 2010.  The change in cash used in operations was primarily driven by cash used for working capital, partially offset by tax refunds received in the first quarter of 2011 and the relatively low level of income from continuing operations.

Cash provided by investing activities for the three months ended March 31, 2011 was $152.7 million, compared to $976.7 million cash provided by investing activities for the three months ended March 31, 2010.  The decrease in cash from investing activities was primarily due to proceeds from the sale of the Mining business in February 2010, partially offset by cash proceeds from the sale of Bucyrus common stock in March 2011.

Cash used in financing activities was $281.4 million for the three months ended March 31, 2011, compared to cash provided by financing activities for the three months ended March 31, 2010 of $24.5 million.  The change was primarily due to repayment of long-term debt in the three months ended March 31, 2011.

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

As of March 31, 2011, our maximum exposure to such credit guarantees was $196.9 million, including total credit guarantees issued by Terex Demag GmbH and Sichuan Changjiang Engineering Crane Co., Ltd, both part of our Cranes segment, and Genie Holdings, Inc. and its affiliates, part of our AWP segment, of $106.3 million, $49.4 million and $29.1 million, respectively.  The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years.  Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

There can be no assurance that historical credit default experience will be indicative of future results.  Our ability to recover losses experienced from our guarantees may be affected by economic conditions in effect at the time of loss.

We issue, from time to time, residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  As described in Note N – “Litigations and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $13.3 million at March 31, 2011.  We are able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of March 31, 2011, our maximum exposure pursuant to buyback guarantees was $82.3 million.  We are able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Condensed Consolidated Balance Sheet of approximately $16 million for the estimated fair value of all guarantees provided as of March 31, 2011.

There can be no assurance that our historical experience in used equipment markets will be indicative of future results.  Our ability to recover losses from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies, Interest Rate and Bucyrus Stock Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies.  The major foreign currencies, among others, in which we do business are the Euro and British Pound.  We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts.  At March 31, 2011, we had foreign exchange contracts with a notional value of $450.3 million.

We manage exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintaining an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary.

We have market risk with respect to the shares of Bucyrus common stock we received in connection with the sale of our Mining business to Bucyrus. Bucyrus stock is traded on NASDAQ and since the announcement of Caterpillar's proposed acquisition in November 2010, the stock of Bucyrus has not been subject to significant price volatility. If Caterpillar's acquisition of Bucyrus does not occur in 2011 as anticipated, the shares of Bucyrus stock would likely become subject to substantial price fluctuation and volatility.

See “Quantitative and Qualitative Disclosures About Market Risk” below, for a discussion of the impact that changes in foreign currency exchange rates and interest rates may have on our financial performance.

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate swap agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over London Interbank Offer Rate (“LIBOR”).  At March 31, 2011, the floating rate was 3.13%.

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and the matters described in Note N – “Litigation and Contingencies” in the notes to the Condensed Consolidated Financial Statements.  We are insured for product liability, general liability, workers' compensation, employer's liability, property damage, intellectual property and other insurable risk required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any of our costs. However, we do not believe that these contingencies and uncertainties will, in the aggregate, have a material adverse effect on our operations. When it is probable that a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

General

As described in Note N - “Litigation and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, we are involved in various legal proceedings, including product liability, general liability, workers' compensation liability, employment, commercial and intellectual property litigation, which have arisen in the normal course of operations.

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

These lawsuits generally cover the period from February 2008 to February 2009 and allege, among other things, that certain of our SEC filings and other public statements contained false and misleading statements which resulted in damages to the Company, the plaintiffs and the members of the purported class when they purchased our securities and in the ERISA lawsuit and the stockholder derivative complaint, that there were breaches of fiduciary duties and of ERISA disclosure requirements. The stockholder derivative complaint also alleges waste of corporate assets relating to the repurchase of our shares in the market and unjust enrichment as a result of securities sales by certain officers and directors. The complaints all seek, among other things, unspecified compensatory damages, costs and expenses. As a result, we are unable to estimate a loss or a range of losses for these lawsuits. The stockholder derivative complaint also seeks amendments to our corporate governance procedures in addition to unspecified compensatory damages from the individual defendants in our favor.

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

Post-Closing Dispute with Bucyrus

We are involved in a dispute with Bucyrus regarding the calculation of the value of the net assets of the Mining business. Bucyrus has provided us with their calculation of the net asset value of the Mining business, which seeks a payment of approximately $149 million from us to Bucyrus. We believe that the Bucyrus calculation of the net asset value is incorrect and not in accordance with the terms of the definitive agreement. We have objected to Bucyrus' calculation and have provided Bucyrus with our own calculation of the net asset value, which does not require any payment from the Company to Bucyrus. We initiated a court proceeding on October 29, 2010 in the Supreme Court of the State of New York, County of New York, to enforce and protect our rights under the definitive agreement for the Mining business sale. We believe our calculation of the net asset value, which does not require any payment from the Company to Bucyrus, is correct and do not currently believe we will be required to make a future payment to Bucyrus. Therefore, we have not included the effects of the Bucyrus claim in the determination of the gain recognized in connection with the sale. While we believe Bucyrus' position is without merit and we are vigorously opposing it, no assurance can be given as to the final resolution of this dispute or that we will not ultimately be required to make a substantial payment to Bucyrus.

Powerscreen Patent Infringement Lawsuit

On December 6, 2010, we received an adverse jury verdict in the amount of approximately $16 million in a patent infringement lawsuit brought against Powerscreen International Distribution Limited (“Powerscreen”) and Terex by Metso Minerals Inc. (“Metso”) in the United States District Court for the Eastern District of New York. Metso has made a motion to receive treble damages of up to approximately $47 million plus costs related to this lawsuit in connection with this verdict. The lawsuit involved the claim by Metso that the folding side conveyor of Powerscreen screening plants violates a patent held by Metso in the United States.  We do not agree that the accused Powerscreen mobile screening plants or their folding conveyor infringe the subject patent held by Metso. These types of patent cases are very complex and we strongly believe that the verdict is contrary to both the law and the facts. Accordingly, we will be appealing the verdict and believe that we will ultimately prevail on appeal. This verdict only relates to certain models of Powerscreen mobile screening plants with the alleged infringing folding side conveyor design sold in the United States. We do not expect this verdict will have a material impact on our consolidated business or overall operating results. However, the outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in us incurring significant liabilities, which could have a material adverse effect on our results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements”, which amended Accounting Standards Codification ("ASC") 605, “Revenue Recognition.”  This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting.  In an arrangement with multiple deliverables, the delivered item(s) shall be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis.  Items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

Arrangement consideration shall be allocated at the inception of the arrangement to all deliverables based on their relative selling price, except under certain circumstances such as items recorded at fair value and items not contingent upon the delivery of additional items or meeting other specified performance conditions.  The selling price for each deliverable shall be determined using vendor specific objective evidence (“VSOE”) of selling price, if it exists, otherwise third-party evidence of selling price.  If neither VSOE nor third-party evidence exists for a deliverable, then the vendor shall use its best estimate of the selling price for that deliverable.  This guidance eliminates the use of the residual value method for determining allocation of arrangement consideration and it allows for the use of an entity's best estimate to determine the selling price if VSOE and third-party evidence cannot be determined.  It also requires additional disclosures such as the nature of the arrangement, certain provisions within the arrangement, significant factors used to determine selling prices and the timing of revenue recognition related to the arrangement.  This guidance is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted.  Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

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

In December 2010, the FASB issued Accounting Standards Update 2010-29, "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations." The amendments in this update clarify the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The effects of this guidance will depend on any future acquisitions we may complete.

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

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans.  We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments.  Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars.  Primary exposures include the U.S. Dollar when compared to functional currencies of our major markets, which include the Euro and British Pound. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures.  At March 31, 2011, we had foreign exchange contracts with a notional value of $450.3 million.  The fair market value of these arrangements, which represents the cost to settle these contracts, was a net gain of $2.2 million at March 31, 2011.

At March 31, 2011, we performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating (loss) income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the three months ended March 31, 2011 would have had an approximately $1 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating loss for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt.  Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary.  At March 31, 2011, approximately 40% of our debt was floating rate debt and the weighted average interest rate for all debt was approximately 7.09%.

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over LIBOR.  At March 31, 2011, the floating rate was 3.13%.

At March 31, 2011, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings effect on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at March 31, 2011 would not have had a significant impact on interest expense for the three months ended March 31, 2011.

Commodities Risk

Principal materials and components that we use in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. Key components such as steel, hydraulics and tires are experiencing significant price increases and as a result we expect pressure on our margins. Consequently, we have implemented price increases in virtually all of our product categories but these increases are expected to take effect over a period of time. We also see some potential risks associated with component availability and are monitoring our supplier base closely.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2011, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2011.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the quarterly period ended March 31, 2011 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

TEREX CORPORATION
(Registrant)

Date:	April 28, 2011	/s/ Phillip C. Widman
Phillip C. Widman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	April 28, 2011	/s/ Mark I. Clair
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

10.11
Summary of material terms of CEO 2010 performance targets (incorporated by reference to the Form 8-K Current Report, Commission File No. 1-10702, dated March 18, 2010 and filed with the Commission on March 22, 2010).

10.12
Terex Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 of the Form 10-Q for the quarter ended June 30, 2004 of Terex Corporation, Commission File No. 1-10702).

10.13
Amendment to the Terex Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008).

10.14
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

10.16
Summary of material terms of Terex Corporation Outside Directors' Compensation Program (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated November 23, 2010 and filed with the Commission on November 30, 2010).

10.17
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

10.21
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

10.22
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

10.23
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

10.31
Equity Agreement dated as of January 15, 2010, between Terex Corporation and Bucyrus International, Inc. (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 15, 2010 and filed with the Commission on January 19, 2010).

10.32
Stockholders Agreement dated as of February 19, 2010, between Terex Corporation and Bucyrus International, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated February 19, 2010 and filed with the Commission on February 25, 2010).

10.33
Amended and Restated Employment and Compensation Agreement, dated October 14, 2008, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.5 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008).

10.34
Life Insurance Agreement, dated as of October 13, 2006, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 13, 2006 and filed with the Commission on October 16, 2006).

10.35
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 29, 2011 and filed with the Commission on March 31, 2011).

10.36
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 29, 2011 and filed with the Commission on March 31, 2011).

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