Form 10-Q
period 2011-06-30
TEREX CORP
filed 2011-08-01
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

F O R M   10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of outstanding shares of common stock:  109.6 million as of July 27, 2011.

The Exhibit Index begins on page 66.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of June 30, 2011 unless specifically noted otherwise, and includes financial information with respect to the subsidiaries of the Company listed below (all of which are wholly-owned) which were guarantors on June 30, 2011 (the “Guarantors”) of the Company’s 4% Convertible Senior Subordinated Notes due 2015 (the "4% Convertible Notes"), its 10-7/8% Senior Notes due 2016 (the “10-7/8% Notes”) and its 8% Senior Subordinated Notes Due 2017 (the “8% Notes”).  See Note Q – “Consolidating Financial Statements” to the Company’s June 30, 2011 Condensed Consolidated Financial Statements included in this Quarterly Report. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Uncertainties.”  In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words “may,” “expects,” “intends,” “anticipates,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

•	Our business is cyclical and weak general economic conditions affect the sales of our products and financial results;

•	our ability to successfully integrate acquired businesses, including the recently announced acquisition of Demag Cranes AG;

•	our ability to access the capital markets to raise funds and provide liquidity;

•	our business is sensitive to government spending;

•	our business is very competitive and is affected by our cost structure, pricing, product initiatives and other actions taken by competitors;

•	the effects of operating losses;

•	a material disruption to one of our significant facilities;

•	our retention of key management personnel;

•	the financial condition of suppliers and customers, and their continued access to capital;

•	our providing financing and credit support for some of our customers;

•	we may experience losses in excess of recorded reserves;

•	our ability to obtain parts and components from suppliers on a timely basis at competitive prices;

•	our ability to timely manufacture and deliver products to customers;

•	the need to comply with restrictive covenants contained in our debt agreements;

•	our ability to generate sufficient cash flow to service our debt obligations and operate our business;

•	our business is global and subject to changes in exchange rates between currencies, regional economic conditions and trade restrictions;

•	our international operations are subject to a number of potential risks, including changing regulatory environments and political instability;

•	difficulties in managing and expanding into developing markets;

•	possible work stoppages and other labor matters;

•	compliance with applicable laws and regulations; particularly environmental and tax laws and regulations;

•	litigation, product liability claims, patent claims, class action lawsuits and other liabilities;

•	our ability to comply with an injunction and related obligations resulting from the settlement of an investigation by the United States Securities and Exchange Commission (“SEC”);

•	our implementation of a global enterprise system and its performance; and

•	other factors.

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
TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$1,488.2	$1,079.9	$2,744.4	$2,015.8
Cost of goods sold	(1,273.3)	(925.0)	(2,362.3)	(1,762.4)
Gross profit	214.9	154.9	382.1	253.4
Selling, general and administrative expenses	(208.1)	(165.3)	(384.6)	(330.3)
Income (loss) from operations	6.8	(10.4)	(2.5)	(76.9)
Other income (expense)
Interest income	3.0	2.0	5.1	3.1
Interest expense	(27.9)	(35.4)	(56.1)	(71.3)
Loss on early extinguishment of debt	—	—	(6.3)	—
Other income (expense) – net	34.6	8.5	86.5	(4.4)
Income (loss) from continuing operations before income taxes	16.5	(35.3)	26.7	(149.5)
(Provision for) benefit from income taxes	(16.3)	23.6	(22.3)	60.5
Income (loss) from continuing operations	0.2	(11.7)	4.4	(89.0)
(Loss) income from discontinued operations – net of tax	(0.6)	(2.2)	5.8	(3.7)
(Loss) gain on disposition of discontinued operations – net of tax	(0.8)	(25.0)	(0.5)	595.4
Net (loss) income	(1.2)	(38.9)	9.7	502.7
Less: Net loss (income) attributable to noncontrolling interest	0.7	(1.4)	1.5	(3.1)
Net (loss) income attributable to Terex Corporation	$(0.5)	$(40.3)	$11.2	$499.6
Amounts attributable to Terex Corporation common stockholders:
Income (loss) from continuing operations	$0.9	$(13.1)	$5.9	$(92.1)
(Loss) income from discontinued operations – net of tax	(0.6)	(2.2)	5.8	(3.7)
(Loss) gain on disposition of discontinued operations – net of tax	(0.8)	(25.0)	(0.5)	595.4
Net (loss) income attributable to Terex Corporation	$(0.5)	$(40.3)	$11.2	$499.6
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.01	$(0.12)	$0.05	$(0.85)
(Loss) income from discontinued operations – net of tax	—	(0.02)	0.05	(0.03)
(Loss) gain on disposition of discontinued operations – net of tax	(0.01)	(0.23)	—	5.48
Net income (loss) attributable to Terex Corporation	$—	$(0.37)	$0.10	$4.60
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.01	$(0.12)	$0.05	$(0.85)
(Loss) income from discontinued operations – net of tax	—	(0.02)	0.05	(0.03)
(Loss) gain on disposition of discontinued operations – net of tax	(0.01)	(0.23)	—	5.48
Net income (loss) attributable to Terex Corporation	$—	$(0.37)	$0.10	$4.60
Weighted average number of shares outstanding in per share calculation
Basic	109.5	108.7	109.4	108.5
Diluted	114.8	108.7	115.0	108.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	June 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$702.0	$894.2
Investments in marketable securities	254.6	521.4
Trade receivables (net of allowance of $43.0 and $46.8 at June 30, 2011 and December 31, 2010, respectively)	940.2	782.5
Inventories	1,685.7	1,448.7
Deferred taxes	39.2	23.4
Other current assets	224.7	298.7
Total current assets	3,846.4	3,968.9
Non-current assets
Property, plant and equipment - net	588.4	573.5
Goodwill	515.3	492.9
Deferred taxes	86.1	90.5
Other assets	446.7	390.6
Total assets	$5,482.9	$5,516.4

Liabilities and Stockholders' Equity
Current liabilities
Notes payable and current portion of long-term debt	$73.9	$346.8
Trade accounts payable	651.6	570.0
Accrued compensation and benefits	154.9	128.5
Accrued warranties and product liability	89.7	86.4
Customer advances	119.7	95.8
Income taxes payable	195.7	186.8
Other current liabilities	253.3	259.9
Total current liabilities	1,538.8	1,674.2
Non-current liabilities
Long-term debt, less current portion	1,352.6	1,339.5
Retirement plans and other	384.3	391.3
Total liabilities	3,275.7	3,405.0
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 121.8 and 121.2 shares at June 30, 2011 and December 31, 2010, respectively	1.2	1.2
Additional paid-in capital	1,267.6	1,264.2
Retained earnings	1,327.9	1,316.7
Accumulated other comprehensive income	180.1	100.4
Less cost of shares of common stock in treasury – 13.0 and 13.1 shares at June 30, 2011 and December 31, 2010, respectively	(598.6)	(599.3)
Total Terex Corporation stockholders’ equity	2,178.2	2,083.2
Noncontrolling interest	29.0	28.2
Total stockholders' equity	2,207.2	2,111.4
Total liabilities and stockholders’ equity	$5,482.9	$5,516.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2011	2010
Operating Activities of Continuing Operations
Net income	$9.7	$502.7
Adjustments to reconcile net income to net cash used in operating activities of continuing operations:
Discontinued operations	(5.3)	(591.7)
Depreciation and amortization	53.1	49.4
Deferred taxes	(5.2)	(55.1)
Gain on sale of assets	(92.2)	(1.1)
Stock-based compensation expense	13.7	18.6
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(132.2)	(125.2)
Inventories	(212.4)	(110.7)
Trade accounts payable	55.6	122.1
Other assets and liabilities	44.0	(71.1)
Other operating activities, net	52.3	21.7
Net cash used in operating activities of continuing operations	(218.9)	(240.4)
Investing Activities of Continuing Operations
Capital expenditures	(32.8)	(20.8)
Proceeds from disposition of discontinued operations	0.5	1,002.0
Purchase of marketable securities	(11.5)	—
Investments in derivative securities	—	(21.1)
Proceeds from sale of assets	294.6	6.1
Other investing activities, net	(4.2)	—
Net cash provided by investing activities of continuing operations	246.6	966.2
Financing Activities of Continuing Operations
Principal repayments of long-term debt	(297.6)	(1.3)
Net borrowings (repayments) under revolving line of credit agreements	21.9	(13.5)
Payment of debt issuance costs	(0.6)	(7.1)
Purchase of noncontrolling interest	—	(12.9)
Distributions to noncontrolling interest	—	(3.2)
Other financing activities, net	4.7	—
Net cash used in financing activities of continuing operations	(271.6)	(38.0)
Cash Flows from Discontinued Operations
Net cash used in operating activities of discontinued operations	—	(53.2)
Net cash provided by investing activities of discontinued operations	—	0.1
Net cash used in financing activities of discontinued operations	—	(0.1)
Net cash used in discontinued operations	—	(53.2)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	51.7	(92.2)
Net (Decrease) Increase in Cash and Cash Equivalents	(192.2)	542.4
Cash and Cash Equivalents at Beginning of Period	894.2	971.2
Cash and Cash Equivalents at End of Period	$702.0	$1,513.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
NOTE A – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2010 has been derived from the audited Consolidated Balance Sheet as of that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

Cash and cash equivalents at June 30, 2011 and December 31, 2010 include $15.5 million and $16.3 million, respectively, which was not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Reclassification and Out of Period Adjustments. Certain prior year amounts have been reclassified to conform to the current year’s presentation.  The Company revised its Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2010 to reclassify investments in derivative securities of $21.1 million as cash used in investing activities.  Previously, these investments had been classified on the Condensed Consolidated Statement of Cash Flows as cash used in operating activities.

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

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which amended ASC 820, “Fair Value Measurements and Disclosures.” This guidance addresses efforts to achieve convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity's net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This guidance is effective for the Company in its interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the impact that adoption of the guidance will have on the determination and reporting of its financial results.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

Accounts Receivable and Allowance for Doubtful Accounts.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical customer review and current financial conditions.  The Company reviews its allowance for doubtful accounts at least quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectibility.  All other balances are reviewed on a pooled basis by type of receivable.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  There can be no assurance that the Company’s historical accounts receivable collection experience will be indicative of future results.  The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note O - “Litigation and Contingencies.”  Substantially all receivables were trade receivables at June 30, 2011 and December 31, 2010.

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value.  Future cash flow projections include assumptions for future sales levels and the level of working capital needed to support each business.  The Company uses data developed by business segment management as well as macroeconomic data in making these calculations.  The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset.  The Company recognized $3.9 million and $7.9 million of asset impairments for the three and six months ended June 30, 2010, respectively of which $3.9 million and $6.3 million, respectively was recognized as part of restructuring costs.  See Note L – “Restructuring and Other Charges.” The Company recognized fixed asset impairments of $8.8 million and $8.9 million for the three and six months ended June 30, 2011, respectively.

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Six Months Ended
June 30, 2011
Balance at beginning of period	$103.0
Accruals for warranties issued during the period	36.1
Changes in estimates	0.4
Settlements during the period	(37.4)
Foreign exchange effect/other	5.1
Balance at end of period	$107.2

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

The AWP segment designs, manufactures, refurbishes, services and markets aerial work platform equipment, telehandlers, light towers and utility equipment as well as their related replacement parts and components. Customers use AWP products to construct and maintain industrial, commercial and residential buildings and facilities, construct and maintain utility and telecommunication lines, trim trees, in construction and foundation drilling applications and for other commercial operations, as well as in a wide range of infrastructure projects. Additionally, the Company owns a majority of the North American distribution channel for its utility products group.

The Construction segment designs, manufactures and markets heavy and compact construction equipment, as well as roadbuilding equipment, including asphalt and concrete equipment, landfill compactors and bridge inspection equipment as well as their related replacement parts and components. Customers use these products in construction and infrastructure projects to build roads and bridges and in quarrying and mining operations. Effective July 1, 2011, the Company's bridge inspection equipment will be included in the AWP segment.

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

The MP segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders, wood chippers and related components and replacement parts. Construction, quarrying, mining and government customers use MP products in construction and infrastructure projects and various quarrying and mining applications.

The Company assists customers in their rental, leasing and acquisition of its products through Terex Financial Services (“TFS”). TFS utilizes its equipment and financial leasing experience to provide a variety of financing solutions to the Company's customers when they purchase equipment manufactured by the Company.

Business segment information is presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Sales
AWP	$484.1	$232.4	$860.9	$448.1
Construction	361.3	279.0	704.2	483.5
Cranes	464.1	449.1	862.4	862.8
MP	188.7	135.5	340.9	243.7
Corporate and Other / Eliminations	(10.0)	(16.1)	(24.0)	(22.3)
Total	$1,488.2	$1,079.9	$2,744.4	$2,015.8
Income (loss) from Operations
AWP	$28.2	$(2.3)	$34.2	$(22.6)
Construction	(6.8)	(16.8)	(10.3)	(39.6)
Cranes	(34.0)	17.0	(56.5)	13.9
MP	21.1	9.2	33.4	8.9
Corporate and Other / Eliminations	(1.7)	(17.5)	(3.3)	(37.5)
Total	$6.8	$(10.4)	$(2.5)	$(76.9)

	June 30, 2011	December 31, 2010
Identifiable Assets
AWP	$1,012.0	$825.9
Construction	1,284.2	1,197.8
Cranes	2,418.0	2,227.8
MP	957.8	913.2
Corporate and Other / Eliminations	(189.1)	351.7
Total	$5,482.9	$5,516.4

NOTE C – INCOME TAXES

During the three months ended June 30, 2011, the Company recognized an income tax expense of $16.3 million on income of $16.5 million, an effective tax rate of 98.8% as compared to an income tax benefit of $23.6 million on a loss of $35.3 million, an effective tax rate of 66.9%, for the three months ended June 30, 2010.  During the six months ended June 30, 2011, the Company recognized an income tax expense of $22.3 million on income of $26.7 million, an effective tax rate of 83.5% as compared to an income tax benefit of $60.5 million on a loss of $149.5 million, an effective tax rate of 40.5%, for the six months ended June 30, 2010.  The higher tax rate recorded in 2011, compared to statutory rates, was mainly due to the inability of the Company to record tax benefits on losses in certain jurisdictions. The Company does not recognize tax benefits for losses where it is not more likely than not, based on the weight of current objective evidence, that the losses will be used in the future. Due to the lower absolute value of 2011 income from continuing operations before income taxes, the items that affect income tax expense or benefit have a more significant impact on the effective tax rate. When income from continuing operations before income tax (instead of loss from continuing operations before income tax) is reported, tax expense items increase the effective tax rate and tax benefit items decrease the effective tax rate.

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

It is reasonably possible that changes to unrecognized tax benefits of the Company could be material in the next twelve months due to potential tax audit settlements.  The nature of the uncertainties with respect to uncertain tax positions relate primarily to intercompany transactions and acquisitions.  The timing and impact of income tax audits and their resolution is highly uncertain.  New laws and judicial decisions can change assessments concerning technical merit and measurement.  It is not possible to predict with any degree of certainty the amounts or periods in which changes to reserves for uncertain tax positions will occur.  The estimate, at this time, of the reasonably possible change to the reserve for existing uncertain tax positions over the next twelve months is that it could decrease by approximately $19 million.  Such decrease may occur as a result of uncertain tax positions being considered effectively settled, re-measured, paid, recognized as the result of a change in law or judicial decision, or due to the expiration of the of the relevant statute of limitations.  During the second quarter of 2011, the Company recognized an income tax benefit of $4.1 million from net decreases in existing uncertain tax position reserves.

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

NOTE D – DISCONTINUED OPERATIONS

On February 19, 2010, the Company completed the disposition of its Mining business to Bucyrus International, Inc. (“Bucyrus”)
and received approximately $1 billion in cash and approximately 5.8 million shares of Bucyrus common stock.  Following this transaction, the Company has invested in its current businesses and focused on products and services where it can maintain and build a strong market presence.  The products divested by the Company in the transaction included hydraulic mining excavators, high capacity surface mining trucks, track and rotary blasthole drills, drill tools and highwall mining equipment, as well as the related parts and aftermarket service businesses, including the Company-owned distribution locations.  The Company recorded a cumulative gain on the sale of its Mining business of approximately $606 million, net of tax through June 30, 2011.  The Company is involved in a dispute with Bucyrus regarding the calculation of the value of the net assets of the Mining business.  Bucyrus has provided the Company with their calculation of the net asset value of the Mining business, which seeks a payment of approximately $149 million from the Company to Bucyrus.  The Company believes that the Bucyrus calculation of the net asset value is incorrect and not in accordance with the terms of the sale and purchase agreement.  The Company has objected to Bucyrus' calculation and has provided Bucyrus with its calculation of the net asset value, which does not require any payment from the Company to Bucyrus.  The Company initiated a court proceeding on October 29, 2010 in the Supreme Court of the State of New York, County of New York, to enforce and protect its rights under the sale and purchase agreement.  The process for calculating the value of the net assets of the Mining business is pending the final adjudication of this court proceeding.

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

The Company accounts for the shares of Bucyrus common stock received as “available for sale” securities as defined in ASC 320, “Investments – Debt and Equity Securities.”  As such, the carrying value of the Bucyrus common stock is adjusted on a quarterly basis based on changes in fair value of the stock with the corresponding entry for unrealized gains and losses recorded in Accumulated other comprehensive income.  This stock was traded in an active market until July 8, 2011 and measured under the Level 1 fair value category as defined in Note K – “Fair Value Measurements.” During the three months ended June 30, 2011, the Company sold approximately 1.4 million shares of Bucyrus common stock for net proceeds of $127.3 million, resulting in a gain of $40.0 million. During the six months ended June 30, 2011 , the Company sold approximately 3.2 million shares of Bucyrus common stock for net proceeds of $293.1 million, resulting in a gain of $91.6 million. As of June 30, 2011, the Company had approximately 2.6 million shares of Bucyrus stock remaining. The Company received approximately $239 million in July 2011 for the remaining 2.6 million shares of Bucyrus stock it held as Caterpillar, Inc. completed its acquisition of Bucyrus International in early July.

In March 2010, the Company sold the assets of its Powertrain gears business and pumps business, which were formerly part of the Construction segment.  Total proceeds on the sale of these businesses were approximately $2 million.

On March 10, 2010, the Company entered into an agreement to sell all of its Atlas heavy construction equipment and knuckle-boom crane business (collectively "Atlas") to Atlas Maschinen GmbH ("Atlas Maschinen").  Fil Filipov, a former Terex executive and the father of Steve Filipov, the Company’s President, Developing Markets and Strategic Accounts, is the Chairman of Atlas Maschinen.  The Atlas product lines divested in the transaction included crawler, wheel and rail excavators, knuckle-boom truck loader cranes and Terex ® Atlas branded material handlers.  The transaction also includes the Terex Atlas UK distribution business for truck loader cranes in the United Kingdom and the Terex minority ownership position in an Atlas Chinese joint venture.  The Atlas business was previously reported in the Construction segment, with the exception of the knuckle-boom truck loader cranes business, which was reported in the Cranes segment.  On April 15, 2010, the Company completed the portion of this transaction related to the Atlas operations in Germany and completed the portion of the transaction related to the operations in the United Kingdom on August 11, 2010.  The Company recorded a cumulative loss on the sale of Atlas of approximately $17 million, net of tax, through June 30, 2011.

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Income (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$—	$3.3	$—	$157.7
Loss from discontinued operations before income taxes	$(0.1)	$(4.1)	$(0.1)	$(9.6)
(Provision for) benefit from income taxes	(0.5)	1.9	5.9	5.9
(Loss) income from discontinued operations – net of tax	$(0.6)	$(2.2)	$5.8	$(3.7)

(Loss) gain on disposition of discontinued operations	$(3.0)	$(32.9)	$(2.8)	$837.6
Benefit from (provision for) income taxes	2.2	7.9	2.3	(242.2)
(Loss) gain on disposition of discontinued operations – net of tax	$(0.8)	$(25.0)	$(0.5)	$595.4

During the six months ended June 30, 2011, a tax benefit of $5.9 million was recognized in discontinued operations for the effective settlement and re-measurement of certain Australian uncertain tax positions of the Mining business in relation to 2008 and prior years. During the six months ended June 30, 2011, the Company recorded a $0.5 million loss on the sale of its Mining business. No assets and liabilities were remaining in discontinued operations entities in the Condensed Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010.

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) from continuing operations attributable to Terex Corporation common stockholders	$0.9	$(13.1)	$5.9	$(92.1)
Income (loss) from discontinued operations-net of tax	(0.6)	(2.2)	5.8	(3.7)
Gain on disposition of discontinued operations-net of tax	(0.8)	(25.0)	(0.5)	595.4
Net income attributable to Terex Corporation	$(0.5)	$(40.3)	$11.2	$499.6
Basic shares:
Weighted average shares outstanding	109.5	108.7	109.4	108.5
Earnings per share - basic:
Income (loss) from continuing operations	$0.01	$(0.12)	$0.05	$(0.85)
Income (loss) from discontinued operations-net of tax	—	(0.02)	0.05	(0.03)
Gain on disposition of discontinued operations-net of tax	(0.01)	(0.23)	—	5.48
Net income attributable to Terex Corporation	$—	$(0.37)	$0.10	$4.60
Diluted shares:
Weighted average shares outstanding	109.5	108.7	109.4	108.5
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	5.3	—	5.6	—
Diluted weighted average shares outstanding	114.8	108.7	115.0	108.5
Earnings per share - diluted:
Income (loss) from continuing operations	$0.01	$(0.12)	$0.05	$(0.85)
Income (loss) from discontinued operations-net of tax	—	(0.02)	0.05	(0.03)
Gain on disposition of discontinued operations-net of tax	(0.01)	(0.23)	—	5.48
Net income attributable to Terex Corporation	$—	$(0.37)	$0.10	$4.60

The following table provides information to reconcile amounts reported on the Condensed Consolidated Statement of Income to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions):
Noncontrolling Interest Attributable to Common Stockholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income (loss) from continuing operations	$0.2	$(11.7)	$4.4	$(89.0)
Noncontrolling interest attributed to income (loss) from continuing operations	0.7	(1.4)	1.5	(3.1)
Income (loss) from continuing operations attributable to common stockholders	$0.9	$(13.1)	$5.9	$(92.1)

Weighted average options to purchase 0.2 million shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during the three and six months ended June 30, 2011, and weighted average options to purchase 0.6 million shares of Common Stock were outstanding during the three and six months ended June 30, 2010, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 0.4 million and 0.3 million shares were outstanding during the three and six months ended June 30, 2011, respectively, and weighted average restricted stock awards of 1.5 million were outstanding during the three and six months ended June 30, 2010, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance.  ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

The 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”) described in Note M – “Long-Term Obligations” were dilutive and included in the computation of weighted average diluted shares outstanding as the volume-weighted average price of the Common Stock for the 4% Convertible Notes for the three and six months ended June 30, 2011 was greater than $16.25 per share and earnings from continuing operations were positive. The number of shares that were contingently issuable for the 4% Convertible Notes during the three and six months ended June 30, 2010 was 2.4 million, but were not included in the computation of diluted shares because the effect would have been anti-dilutive.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	June 30, 2011	December 31, 2010
Finished equipment	$548.0	$494.6
Replacement parts	230.7	228.9
Work-in-process	376.3	298.5
Raw materials and supplies	530.7	426.7
Inventories	$1,685.7	$1,448.7

Reserves for lower of cost or market value, excess and obsolete inventory were $121.5 million and $106.7 million at June 30, 2011 and December 31, 2010, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	June 30, 2011	December 31, 2010
Property	$83.6	$78.4
Plant	330.3	316.8
Equipment	549.0	527.1
Property, plant and equipment – gross	962.9	922.3
Less: Accumulated depreciation	(374.5)	(348.8)
Property, plant and equipment – net	$588.4	$573.5

NOTE H - ACQUISITIONS

2011 Acquisitions

On May 19, 2011, Terex Industrial Holding AG ("Terex Industrial"), a German subsidiary of the Company, launched a voluntary public tender offer for all outstanding shares of Demag Cranes AG for €41.75 in cash per share. On June 16, 2011, the Company entered into a business combination agreement with Demag Cranes AG that sets out the principal terms and the mutual understandings of the parties with respect to Terex Industrial's offer to purchase all of the shares of Demag Cranes AG. Pursuant to the agreement, the Company agreed to increase its offer price to €45.50 per share and the Demag Cranes AG Management Board was obligated to recommend the Demag Cranes AG shareholders accept the Company's offer.

As of July 19, 2011 (the end of the extended offer period), approximately 82% of the outstanding shares were tendered for purchase or were already owned by Terex. The Company has received regulatory approval in the U.S. for this transaction. The completion of the offer remains subject to merger control clearance by the European Commission.  The Company expects that the acquisition will close in the third quarter of 2011. At the closing of the acquisition of Demag Cranes AG, the Company expects to pay approximately €800 million, including estimated related fees.

The Company completed a small acquisition in the second quarter of 2011 in the MP segment that had an aggregate purchase price of less than $5 million. This acquisition did not have a material impact on the Company's financial results.

2010 Acquisitions

The Company completed small acquisitions and investments in consolidated and unconsolidated entities during 2010 in the AWP, Cranes and MP segments that, taken together, had an aggregate purchase price of less than $35 million. These acquisitions and investments did not have a material impact on the Company's financial results either individually or in the aggregate.

NOTE I – GOODWILL

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	Aerial Work Platforms	Construction	Cranes	Materials Processing	Total
Balance at December 31, 2010, gross	$149.6	$438.8	$212.4	$196.9	$997.7
Accumulated impairment	(42.8)	(438.8)	—	(23.2)	(504.8)
Balance at December 31, 2010, net	106.8	—	212.4	173.7	492.9
Acquisitions	—	—	—	1.7	1.7
Foreign exchange effect and other	1.2	—	15.1	4.4	20.7
Balance at June 30, 2011, gross	150.8	438.8	227.5	203.0	1,020.1
Accumulated impairment	(42.8)	(438.8)	—	(23.2)	(504.8)
Balance at June 30, 2011, net	$108.0	$—	$227.5	$179.8	$515.3

Due to uncertainty and short-term volatility in the cranes market, the Company reviewed the Cranes reporting unit at June 30, 2011 to determine if the results would be significantly different from its annual October 1 test.  The Cranes reporting unit's fair value exceeded its carrying value by approximately 23%.

The Company did not find evidence of impairment at June 30, 2011, but will continue to monitor the performance of the Cranes reporting unit and update the test as circumstances warrant.  If the Cranes reporting unit is unable to achieve its projected cash flows, the outcome of any prospective tests may result in the Company recording goodwill impairment charges in future periods.
The amount of goodwill in the Cranes reporting unit was $227.5 million as of June 30, 2011.

NOTE J – DERIVATIVE FINANCIAL INSTRUMENTS

In the normal course of business, the Company enters into two types of derivatives to hedge its interest rate exposure and foreign currency exposure: hedges of fair value exposures and hedges of cash flow exposures.  Fair value exposures relate to recognized assets or liabilities and firm commitments, while cash flow exposures relate to the variability of future cash flows associated with recognized assets or liabilities or forecasted transactions.  Additionally, the Company entered into derivative contracts that were intended to partially mitigate risks associated with the shares of common stock of Bucyrus acquired in connection with the sale of the Mining business and the risks associated with Euro payment for the purchase of Demag Cranes AG.  These contracts were not designated as hedges because they did not meet the requirements for hedge accounting.

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

Changes in the fair value of derivatives designated as fair value hedges are recognized in earnings as offsets to changes in fair value of exposures being hedged.  The change in fair value of derivatives designated as cash flow hedges are deferred in Accumulated other comprehensive income and are recognized in earnings as hedged transactions occur.  Contracts deemed ineffective are recognized in earnings immediately.

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

In November 2007, the Company entered into an interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment.  At June 30, 2011, the Company had $400.0 million notional amount of this interest rate swap agreement outstanding, which matures in 2017.  The fair market value of this swap at both June 30, 2011 and December 31, 2010 was a gain of $39.3 million, which is recorded in Other assets.

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

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At June 30, 2011, the Company had $580.2 million notional amount of currency exchange forward contracts outstanding, most of which mature on or before June 30, 2012.  The fair market value of these contracts at June 30, 2011 was a net gain of $3.8 million.  At June 30, 2011, $523.5 million notional amount ($3.3 million of fair value gains) of these forward contracts have been designated as, and are effective as, cash flow hedges of specifically identified transactions.  During 2011 and 2010, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

The Company entered into a stockholders agreement with Bucyrus that contained certain restrictions, including providing for Terex’s commitment that it will not directly or indirectly sell or otherwise transfer its economic interest in the shares of Bucyrus stock received by it for a period of one year, subject to certain exceptions. As a result, in order to partially mitigate the risks associated with the shares of Bucyrus stock, the Company entered into derivative contracts using a basket of stocks whose prices have historically been highly correlated with the Bucyrus stock price.  During the six months ended June 30, 2010, the Company paid premiums of approximately $21 million to enter into derivative trades to mitigate the risk of approximately 95% of the notional value of the Bucyrus stock based on historic prices.  The one year lock-up contained in the stockholders agreement expired on February 19, 2011.  All of the derivative contracts purchased by the Company expired unexercised during the six months ended June 30, 2011.

The Company entered into contingent participating forward foreign currency contracts to purchase up to €450.0 million during the second quarter of 2011 in connection with the acquisition of Demag to hedge against its exposure to changes in the exchange rate for the Euro, as the acquisition purchase price will be payable in Euros. Such contracts were not designated as hedging instruments. The Company recorded these contracts at their fair value of $0.6 million in Other current liabilities in the Condensed Consolidated Balance Sheet, with the corresponding loss recorded in Other income (expense) - net in the Condensed Consolidated Statement of Income.

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	June 30, 2011	December 31, 2010
Foreign exchange contracts	Other current assets	$10.2	$2.9
Interest rate contract	Other assets	39.3	39.3
Total asset derivatives		$49.5	$42.2
Liability Derivatives
Foreign exchange contracts	Other current liabilities	$6.4	$6.0
Interest rate contract	Long-term debt, less current portion	39.3	38.1
Total liability derivatives		$45.7	$44.1
Total Derivatives		$3.8	$(1.9)

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	June 30, 2011	December 31, 2010
Option derivative contracts	Other current assets	$—	$0.3
Contingent participating forward foreign currency contracts	Other current liabilities	$0.6	$—

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Income and Accumulated other comprehensive income (“OCI”) (in millions):

Gain Recognized on Derivatives in Income:		Three Months Ended June 30,		Six Months Ended June 30,
Fair Value Derivatives	Location	2011	2010	2011	2010
Interest rate contract	Interest expense	$4.9	$4.8	$9.8	$9.7
Gain (Loss) Recognized on Derivatives in OCI:		Three Months Ended June 30,		Six Months Ended June 30,
Cash Flow Derivatives		2011	2010	2011	2010
Foreign exchange contracts		$1.3	$(1.6)	$4.7	$3.3
(Loss) Gain Reclassified from OCI into Income (Effective):		Three Months Ended June 30,		Six Months Ended June 30,
Account		2011	2010	2011	2010
Cost of goods sold		$(1.8)	$0.5	$(3.4)	$(1.7)
Other income (expense) - net		1.0	(2.6)	1.0	(2.3)
Total		$(0.8)	$(2.1)	$(2.4)	$(4.0)
Gain (Loss) Recognized on Derivatives (Ineffective) in Income:		Three Months Ended June 30,		Six Months Ended June 30,
Account		2011	2010	2011	2010
Other income (expense) - net		$—	$1.2	$0.5	$(0.9)

The following table provides the effect of derivative instruments that are not designated as hedges in the Condensed Consolidated Statement of Income and OCI (in millions):

Loss (Gain) Recognized on Derivatives not designated as hedges in Income:	Three Months Ended June 30,		Six Months Ended June 30,
Account	2011	2010	2011	2010
Other (expense) income - net	$(0.6)	$12.0	$(0.9)	$4.5

Counterparties to the Company’s interest rate swap agreement, currency exchange forward contracts and contingent participating forward foreign currency contracts are major financial institutions with credit ratings of investment grade or better and no collateral is required.  There are no significant risk concentrations.  Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is unlikely and any losses would be immaterial.

Unrealized net gains (losses), net of tax, included in OCI are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$1.3	$1.1	$(2.1)	$(3.6)
Additional gains (losses) - net	2.3	(4.3)	5.7	0.7
Amounts reclassified to earnings	(1.0)	2.6	(1.0)	2.3
Balance at end of period	$2.6	$(0.6)	$2.6	$(0.6)

The estimated amount of existing gains for derivative contracts recorded in OCI as of June 30, 2011 that are expected to be reclassified into earnings in the next twelve months is $2.6 million.

NOTE K – FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis under the provisions of ASC 820 include interest rate swap and foreign currency forward contracts discussed in Note J - “Derivative Financial Instruments.”  These contracts are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

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

Determining which category an asset or liability falls within this hierarchy requires judgment.  The Company evaluates its hierarchy disclosures each quarter.  As discussed in Note J - “Derivative Financial Instruments,” the Company has two types of derivative instruments that it records at fair value on a recurring basis: the interest rate swap and foreign exchange contracts.  The interest rate swap is categorized under Level 2 of the hierarchy above and is recorded at June 30, 2011 and December 31, 2010 as an asset of $39.3 million.  The foreign exchange contracts designated as hedging instruments are categorized under Level 1 of the hierarchy above and are recorded at June 30, 2011 and December 31, 2010 as an asset of $3.8 million and a liability of $3.3 million, respectively.  The fair values of these foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date. The fair value of the interest rate swap agreement is based on LIBOR yield curves at the reporting date.  The contingent participating forward foreign currency contracts not designated as hedging instruments are categorized under Level 2 of the hierarchy above and are recorded at June 30, 2011 as a liability of $0.6 million.  The fair values of these contracts are based on the contract rate specified at the anticipated contracts' settlement date and quoted forward foreign exchange prices at the reporting date.

NOTE L – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions.  Given economic trends from 2008 into 2010, the Company initiated certain restructuring programs across all segments to better utilize its workforce and optimize facility utilization to match the demand for its products.

Workforce restructuring activities reduced the number of team members at all levels and caused the Company to incur costs for employee termination benefits related to headcount reductions.  The existing reserve balance as of June 30, 2011 for the workforce restructuring activities is expected to be paid during 2011, except for certain activities in the Cranes segment, which are dependent on the expiration of certain government mandated benefits.

The following table provides information by segment of the number of team members reduced pursuant to workforce reduction activities during the six months ended June 30, 2011:

Number of headcount reductions
Cranes	449
MP	21
Total	470

To optimize facility utilization, the Company established a restructuring program to move its crushing and screening manufacturing business from Cedar Rapids, Iowa within the MP segment to other facilities, primarily in North America. Engineering, sales and service functions for materials processing equipment currently made at the plant will be retained at the facility for the near future.  The program is expected to cost $3.3 million, which has all been incurred to date, result in reductions of approximately 186 team members and be completed during 2011.  Costs of $0.3 million were charged to Cost of goods sold (“COGS”) in the six months ended June 30, 2011 for this program.

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

During the second quarter of 2010, the Company executed a restructuring program to better utilize facility space in its Port Equipment Business, which is included in the Cranes segment.  The program cost $11.4 million and resulted in reductions of approximately 149 team members. This program was completed in 2010, except for certain benefits mandated by governmental agencies.

During the second quarter of 2011, the Company established restructuring programs within the Cranes segment to optimize facility utilization and consolidate certain manufacturing operations. These programs are expected to cost $16.6 million and result in the reduction of approximately 279 team members. Program costs of $11.7 million and $4.3 million were charged to COGS and SG&A, respectively, during the three months ended June 30, 2011. This program is expected to be completed in 2011, except for certain benefits mandated by governmental agencies.

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the six months ended June 30, 2011, the cumulative amount of expenses incurred since inception and the total amount expected to be incurred  (in millions):

	Amount incurred during the six months ended June 30, 2011	Cumulative amount incurred through June 30, 2011 and total amount expected to be incurred
AWP	$—	$23.6
Construction	—	37.5
Cranes	16.0	32.7
MP	0.3	11.4
Corporate and Other	—	6.1
Total	$16.3	$111.3

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the six months ended June 30, 2011, the cumulative amount of expenses incurred since inception and the total amount expected to be incurred  (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred in the six months ended June 30, 2011	$15.9	$—	$0.4	$16.3
Cumulative amount incurred through June 30, 2011 and total amount expected to be incurred	$88.8	$10.5	$12.0	$111.3

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the six months ended June 30, 2011 (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Restructuring reserve at December 31, 2010	$9.8	$1.6	$1.1	$12.5
Restructuring charges	15.8	—	—	15.8
Cash expenditures	(3.0)	—	(0.2)	(3.2)
Restructuring reserve at June 30, 2011	$22.6	$1.6	$0.9	$25.1

During the six months ended June 30, 2011 and 2010, $12.1 million and $12.9 million of restructuring charges were included in COGS. In addition, during the six months ended June 30, 2011 and 2010, $4.2 million and $7.1 million of restructuring charges were included in selling, general and administrative costs. Included in the restructuring costs for the six months ended June 30, 2010 are $6.3 million of asset impairments.

NOTE M – LONG-TERM OBLIGATIONS

2011 Credit Agreement

The Company entered into a Credit Agreement (the “2011 Credit Agreement”) dated as of April 30, 2011, with the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent. The 2011 Credit Agreement is intended to replace the Company's existing credit agreement dated as of July 14, 2006, as amended, among Terex, certain of its subsidiaries, the lenders thereunder and Credit Suisse AG, as administrative and collateral agent upon the closing of the Company's acquisition of Demag Cranes AG.

On June 28, 2011, the Company and certain of its subsidiaries entered into an Incremental Revolving Credit Assumption Agreement relating to the 2011 Credit Agreement with the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent (the “Incremental Revolving Agreement”). Pursuant to the Incremental Revolving Agreement, revolving credit commitments have been provided to the Company in an aggregate amount of $500 million, consisting of domestic revolving credit commitments in an aggregate amount equal to $250 million and multicurrency revolving credit commitments in an aggregate amount equal to $250 million. As a result of the Incremental Revolving Agreement, the Company has $750 million in term loan commitments and $500 million in revolving credit commitments under the 2011 Credit Agreement. The 2011 Credit Agreement has incremental commitments of up to $250 million remaining, which may be extended at the option of the lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, provided that no more than $100 million of the incremental amount may be used for incremental term loan commitments. In addition, pursuant to the Incremental Revolving Agreement, certain subsidiaries have been added as borrowers under the Credit Agreement. These subsidiary borrowers are consistent with those under the Company's existing credit agreement.

The obligation of the lenders to fund under the 2011 Credit Agreement is subject to the satisfaction of certain conditions, particularly Terex Industrial Holding AG (“Terex Industrial”), a subsidiary of the Company, becoming obligated to purchase up to all, but not less than 51% (with shares previously owned by Terex Industrial counting towards such threshold), of the shares (the “Transaction”) of Demag Cranes AG. The term loan and revolving credit commitments generally terminate on the date Terex Industrial's offer to purchase shares of Demag Cranes AG lapses or is terminated without being consummated.

The proceeds of the term loans are to be used to allow Terex Industrial to pay for the shares of Demag Cranes AG acquired in the Transaction and all fees and expenses incurred in connection with the Transaction. The term loans are scheduled to mature on April 28, 2017, subject to earlier maturity on March 1, 2016 if the Company's existing senior notes have not been satisfied in full prior to that time. The revolving lines of credit are scheduled to mature on April 29, 2016, subject to earlier maturity on March 1, 2016 if the Company's existing senior notes have not been satisfied in full prior to that time.

The 2011 Credit Agreement requires the Company to comply with a number of covenants, consistent with its existing credit agreement. These covenants require the Company to meet certain financial tests and were revised as set forth in the June 27, 2011 amendment to the 2011 Credit Agreement.

The amendment provides as follows:

•The minimum required levels of the interest coverage ratio, as defined in the 2011 Credit Agreement, were revised as set forth below.

Period	Old Ratio			New Ratio
Funding Date (as defined in the 2011 Credit Agreement) through and including June 30, 2011	1.25	to	1.00	1.40	to	1.00
July 1, 2011 through and including September 30, 2011	1.75	to	1.00	1.40	to	1.00
October 1, 2011 through and including December 31, 2011	1.75	to	1.00	1.60	to	1.00
January 1, 2012 through and including March 31, 2012	1.75	to	1.00	2.00	to	1.00
Thereafter	1.75	to	1.00	2.50	to	1.00

•The maximum permitted levels of the senior secured leverage ratio, as defined in the 2011 Credit Agreement, were revised as set forth below.

Period	Old Ratio			New Ratio
Funding Date through and including September 30, 2011	3.50	to	1.00	4.00	to	1.00
October 1, 2011 through and including December 31, 2011	3.50	to	1.00	3.50	to	1.00
January 1, 2012 through and including March 31, 2012	3.50	to	1.00	3.00	to	1.00
April 1, 2012 through and including June 30, 2012	3.50	to	1.00	2.50	to	1.00
July 1, 2012 through and including September 30, 2012	3.50	to	1.00	2.25	to	1.00
October 1, 2012 through and including September 30, 2013	3.00	to	1.00	2.25	to	1.00
Thereafter	2.50	to	1.00	2.25	to	1.00

The covenants also limit, in certain circumstances, the Company's ability to take a variety of actions, including: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; engage in acquisitions, mergers, consolidations and asset sales; and pay dividends and distributions. The 2011 Credit Agreement also contains customary events of default.

As the 2011 Credit Agreement has not been funded as of June 30, 2011, the financial covenants are not yet applicable.

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

Pursuant to the October 2010 amendment, the Company was permitted to make par offers for its 10-7/8% Senior Notes due 2016 (the “10-7/8%Notes”) and its 7-3/8% Senior Subordinated Notes due 2014 (the “7-3/8% Notes”) in accordance with the governing indentures and to redeem or repurchase debt if the minimum liquidity of the Company is greater than $250 million.  In addition, the amendment removed the previous $200 million annual limitation on acquisitions and provided the Company with added flexibility in certain other restrictive covenants.  In connection with the amendment, on October 14, 2010, the Company repaid the entire $270.2 million principal amount of its term loans then outstanding under the 2006 Credit Agreement with a portion of the net proceeds from the sale of its Mining business.

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

As of June 30, 2011 and December 31, 2010, the Company had no term loans outstanding under the 2006 Credit Agreement.  The Company had no revolving credit amounts outstanding as of June 30, 2011 or December 31, 2010.

The 2006 Credit Agreement incorporates facilities for issuance of letters of credit up to $250 million.  Letters of credit issued under the 2006 Credit Agreement letter of credit facility decrease availability under the $550 million revolving line of credit.  As of June 30, 2011 and December 31, 2010, the Company had letters of credit issued under the 2006 Credit Agreement that totaled $54.9 million and $46.6 million, respectively.  The 2006 Credit Agreement also permits the Company to have additional letter of credit facilities up to $100 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit.  As of June 30, 2011 and December 31, 2010, the Company had letters of credit issued under the additional letter of credit facilities of the 2006 Credit Agreement that totaled $6.6 million and $9.2 million, respectively.  The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company's availability under the 2006 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $159.7 million and $132.9 million as of June 30, 2011 and December 31, 2010, respectively.  In total, as of June 30, 2011 and December 31, 2010, the Company had letters of credit outstanding of $221.2 million and $188.8 million, respectively.

The 2006 Credit Agreement requires the Company to comply with a number of covenants.  These covenants require the Company to meet certain financial tests, namely (a) to maintain liquidity (as defined in the 2006 Credit Agreement) of not less than $250 million on the last day of each fiscal quarter through June 30, 2011, and (b) thereafter, to maintain a senior secured debt leverage ratio (as defined in the 2006 Credit Agreement) not in excess of 3.50 to 1.00 at the end of each fiscal quarter through the maturity date of the revolving line of credit.  The covenants also limit, in certain circumstances, the Company’s ability to take a variety of actions, including:  incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions, including share repurchases.  The 2006 Credit Agreement also contains customary events of default.  The Company’s future compliance with its financial covenants under the 2006 Credit Agreement will depend on its ability to generate earnings and manage its assets effectively.  The 2006 Credit Agreement also has various non-financial covenants, both requiring the Company to refrain from taking certain future actions (as described above) and requiring the Company to take certain actions, such as keeping in good standing its corporate existence, maintaining insurance, and providing its bank lending group with financial information on a timely basis.

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

The Company, as issuer of the 4% Convertible Notes, must separately account for the liability and equity components of the 4% Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods.  The Company allocated $54.3 million of the $172.5 million principal amount of the 4% Convertible Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through June 2015.  The Company recorded a related deferred tax liability of $19.4 million on the equity component.  The balance of the 4% Convertible Notes was $133.2 million at June 30, 2011.  The Company recognized interest expense of $7.4 million on the 4% Convertible Notes for the six months ended June 30, 2011.  The interest expense recognized for the 4% Convertible Notes will increase as the discount is amortized using the effective interest method, which accretes the debt balance over its term to $172.5 million at maturity.  Interest expense on the 4% Convertible Notes throughout its term includes 4% annually of cash interest on the maturity balance of $172.5 million plus non-cash interest expense accreted to the debt balance as described.

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

The $6.3 million in the Condensed Consolidated Statement of Income for the six months ended June 30, 2011 includes (a) cash payments of $3.6 million for call premiums associated with the repayment of $297.6 million of outstanding debt and (b) $2.7 million of non-cash charges for accelerated amortization of debt acquisition costs, original issue discount and loss on a terminated swap associated with the outstanding debt, which all flow into the calculation of Net income. In preparing the Condensed Consolidated Statement of Cash Flows, the non-cash item (b) was added to Net income to reflect cash flow appropriately.

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet  (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of June 30, 2011, as follows (in millions, except for quotes):

	Book Value	Quote	FV
8% Notes	$800.0	$1.01250	$810
4% Convertible Notes (net of discount)	$133.2	$1.88563	$251
10-7/8% Notes	$295.0	$1.13500	$335

The Company believes that the carrying value of its other borrowings approximates fair market value based on discounted future cash flows using rates currently available for debt of similar terms and remaining maturities.

NOTE N – RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of June 30, 2011, the Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”).  Participation in the plan for all employees has been frozen.  Participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only.  The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment.  The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service.  It is the Company’s policy generally to fund the Terex Plan based on the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds.

The Company maintains a nonqualified Supplemental Executive Retirement Plan (“SERP”). The SERP provides retirement benefits to certain senior executives of the Company. Generally, the SERP provides a benefit based on average total compensation earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program, excluding salary deferrals and matching contributions. In addition, benefits are reduced by Social Security Primary Insurance Amounts attributable to Company contributions.  The SERP is unfunded and participation in the SERP has been frozen.

Other Postemployment Benefits

The Company has several non-pension post-retirement benefit programs.  The Company provides postemployment health and life insurance benefits to certain former salaried and hourly employees.  The health care programs are contributory, with participants’ contributions adjusted annually, and the life insurance plan is noncontributory.

Information regarding the Company's U.S. plans, including the SERP, was as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Components of net periodic cost:
Service cost	$0.5	$0.5	$1.0	$1.0
Interest cost	2.1	2.1	4.1	4.3
Expected return on plan assets	(2.1)	(1.8)	(4.2)	(3.7)
Amortization of prior service cost	—	—	0.1	0.1
Amortization of actuarial loss	0.9	0.9	1.8	1.8
Net periodic cost	$1.4	$1.7	$2.8	$3.5

	Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Components of net periodic cost:
Interest cost	$0.2	$0.2	$0.3	$0.3
Amortization of actuarial loss	—	—	—	0.1
Net periodic cost	$0.2	$0.2	$0.3	$0.4

The Company plans to contribute approximately $16 million to its U.S. defined benefit pension and post-retirement plans for the year ending December 31, 2011.  During the six months ended June 30, 2011, the Company contributed $12.5 million to its U.S. defined benefit pension plans, which included a payment of approximately $10 million to eliminate the impact of potential plan restrictions.

Non-U.S. Plans – The Company maintains defined benefit plans in Germany, France, China, India and the United Kingdom for some of its subsidiaries. During the third quarter of 2010, the United Kingdom plan was frozen and a curtailment gain was recognized as part of other comprehensive income. The United Kingdom plan is a funded plan and the Company funds this plan in accordance with funding regulations in the United Kingdom and a negotiated agreement between the Company and the plan's trustees. The plans in Germany, China, India and France are unfunded plans. For the Company's operations in Italy there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination. The Company records this obligation based on the mandated requirements. The measure of the current obligation is not dependent on the employees' future service and therefore is measured at current value.

Information regarding the Company's non-U.S. plans was as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Components of net periodic cost:
Service cost	$0.8	$0.7	$1.8	$2.0
Interest cost	2.3	2.1	4.5	4.4
Expected return on plan assets	(1.4)	(1.2)	(2.8)	(2.4)
Amortization of actuarial loss	0.1	0.3	0.2	0.7
Net periodic cost	$1.8	$1.9	$3.7	$4.7

The Company plans to contribute approximately $7 million to its non-U.S. defined benefit pension plans for the year ending December 31, 2011.  During the six months ended June 30, 2011, the Company contributed $4.3 million to its non-U.S. defined benefit pension plans.

NOTE O – LITIGATION AND CONTINGENCIES

General

The Company is involved in various legal proceedings, including product liability, general liability, workers’ compensation liability, employment, commercial and intellectual property litigation, which have arisen in the normal course of operations. The Company is insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risk required by law or contract, with retained liability or deductibles. The Company has recorded and maintains an estimated liability in the amount of management’s estimate of the Company’s aggregate exposure for such retained liabilities and deductibles. For such retained liabilities and deductibles, the Company determines its exposure based on probable loss estimations, which requires such losses to be both probable and the amount or range of probable loss to be estimable. The Company believes it has made appropriate and adequate reserves and accruals for its current contingencies and that the likelihood of a material loss beyond the amounts accrued is remote except for those cases disclosed below where the Company includes a range of the possible loss. The Company believes that the outcome of such matters will not have a material adverse effect on its consolidated financial position. However, the outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in the Company incurring significant liabilities which could have a material adverse effect on its results of operations.

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

Powerscreen Patent Infringement Lawsuit

On December 6, 2010, the Company received an adverse jury verdict in the amount of approximately $16 million in a patent infringement lawsuit brought against Powerscreen International Distribution Limited (“Powerscreen”) and Terex by Metso Minerals Inc. (“Metso”) in the United States District Court for the Eastern District of New York. Metso has made a motion to also receive attorneys' fees and pre- and post-judgment interest and to receive treble damages on all such amounts. The lawsuit involved the claim by Metso that the folding side conveyor of Powerscreen screening plants violates a patent held by Metso in the United States.  The Company does not agree that the accused Powerscreen mobile screening plants or their folding conveyor infringe the subject patent held by Metso. These types of patent cases are very complex and the Company strongly believes that the verdict is contrary to both the law and the facts. Accordingly, the Company will be appealing the verdict and believe that it will ultimately prevail on appeal. This verdict only relates to certain models of Powerscreen mobile screening plants with the alleged infringing folding side conveyor design sold in the United States. An injunction has also been issued preventing the Company from marketing or selling the alleged infringing folding side conveyor in the United States. As a result, the Company is now selling the affected models of Powerscreen mobile screening plants with a new design. The Company does not expect this verdict will have a material impact on its consolidated business or overall operating results. However, the outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in the Company incurring significant liabilities, which could have a material adverse effect on its results of operations.

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

The Company’s outstanding letters of credit totaled $221.2 million at June 30, 2011.  The letters of credit generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet.  Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

As of June 30, 2011 and December 31, 2010, the Company’s maximum exposure to such credit guarantees was $183.6 million and $211.1 million, respectively, including total guarantees issued by Terex Demag GmbH, part of the Cranes segment, of $97.4 million and $113.5 million, respectively; Sichuan Changjiang Engineering Crane Co., Ltd, part of the Cranes segment, of $46.9 and $53.2, respectively; and Genie Holdings, Inc. and its affiliates (“Genie”), part of the AWP segment, of $27.6 million and $31.1 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  The maximum exposure for residual value guarantees issued by the Company totaled $13.1 million and $13.4 million as of June 30, 2011 and December 31, 2010, respectively.  The Company is generally able to mitigate some of the risk associated with these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of June 30, 2011 and December 31, 2010, the Company’s maximum exposure pursuant to buyback guarantees was $68.6 million and $102.1 million, respectively, including total guarantees issued by Genie of $64.5 million and $97.4 million, respectively.  The Company is generally able to mitigate some of the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Condensed Consolidated Balance Sheet of approximately $15 million and $19 million as of June 30, 2011 and December 31, 2010, respectively, for the estimated fair value of all guarantees provided.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$(1.2)	$(38.9)	$9.7	$502.7
Other comprehensive income (loss):
Pension liability adjustment	0.6	12.0	0.8	18.7
Translation adjustment	34.8	(122.9)	122.2	(231.6)
Equity security adjustment	(22.6)	(76.6)	(48.1)	(56.9)
Derivative hedging adjustment	1.3	(1.6)	4.7	3.0
Comprehensive income (loss)	12.9	(228.0)	89.3	235.9
Comprehensive loss (income) attributable to noncontrolling interest	0.7	(1.4)	1.5	(3.1)
Comprehensive income (loss) attributable to Terex Corporation	$13.6	$(229.4)	$90.8	$232.8

During the six months ended June 30, 2011, the Company granted 1.0 million shares of restricted stock to its employees with a weighted average grant date fair value of $37.34 per share.  Approximately 51% of these restricted stock awards vest ratably over a three-year period and approximately 47% cliff vest at the end of a three-year period.  Approximately 14% of the shares granted are based on performance targets containing a market condition.  The Company used the Monte Carlo method to determine grant date fair values of $41.96 per share for the awards with a market condition.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

Dividend yields	—%
Expected volatility	80.29%
Risk free interest rate	1.04%
Expected life (in years)	2.78

During the six months ended June 30, 2011, the Company issued 35 thousand shares of its outstanding Common Stock which were contributed into a deferred compensation plan under a Rabbi Trust.

NOTE Q – CONSOLIDATING FINANCIAL STATEMENTS

On January 18, 2011, the Company repaid the outstanding $297.6 million principal amount outstanding of its 7-3/8% Notes (see Note M - “Long-Term Obligations”).  As a result of the Company's redemption of the 7-3/8% Notes, as of February 7, 2011, the 4% Convertible Notes, 8% Notes and 10-7/8% Notes were jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): Amida Industries, Inc., A.S.V., Inc., CMI Terex Corporation, Duvalpilot Equipment Outfitters, LLC, Fantuzzi Noell USA, Inc., Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS National, Inc., Hydra Platforms Mfg. Inc., Loegering Mfg. Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Schaeff Incorporated, Schaeff of North America, Inc., Spinnaker Insurance Company, Terex Advance Mixer, Inc., Terex Aerials, Inc., Terex Financial Services, Inc., Terex USA, LLC, Terex Utilities, Inc. and Terex-Telelect, Inc.  All of the guarantees are full and unconditional.  No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 4% Convertible Notes, 8% Notes and 10-7/8% Notes.

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED JUNE 30, 2011
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$89.2	$643.4	$958.7	$(203.1)	$1,488.2
Cost of goods sold	(79.2)	(560.0)	(837.2)	203.1	(1,273.3)
Gross profit	10.0	83.4	121.5	—	214.9
Selling, general and administrative expenses	(15.6)	(55.7)	(136.8)	—	(208.1)
Income (loss) from operations	(5.6)	27.7	(15.3)	—	6.8
Interest income	—	—	3.0	—	3.0
Interest expense	(24.4)	(0.1)	(3.4)	—	(27.9)
(Loss) income from subsidiaries	(6.2)	—	—	6.2	—
Loss on early extinguishment of debt	—	—	—	—	—
Other income (expense) - net	37.8	(3.9)	0.7	—	34.6
Income (loss) from continuing operations before income taxes	1.6	23.7	(15.0)	6.2	16.5
(Provision for) benefit from income taxes	(2.0)	(7.7)	(6.6)	—	(16.3)
Income (loss) from continuing operations	(0.4)	16.0	(21.6)	6.2	0.2
Loss from discontinued operations - net of tax	—	—	(0.6)	—	(0.6)
(Loss) gain on disposition of discontinued operations - net of tax	(0.1)	—	(0.7)	—	(0.8)
Net income (loss)	(0.5)	16.0	(22.9)	6.2	(1.2)
Less: Net loss attributable to noncontrolling interest	—	—	0.7	—	0.7
Net income (loss) attributable to Terex Corporation	$(0.5)	$16.0	$(22.2)	$6.2	$(0.5)

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
SIX MONTHS ENDED JUNE 30, 2011
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$174.6	$1,167.5	$1,782.1	$(379.8)	$2,744.4
Cost of goods sold	(154.5)	(1,025.0)	(1,562.6)	379.8	(2,362.3)
Gross profit	20.1	142.5	219.5	—	382.1
Selling, general and administrative expenses	(13.3)	(115.9)	(255.4)	—	(384.6)
Income (loss) from operations	6.8	26.6	(35.9)	—	(2.5)
Interest income	0.1	0.1	4.9	—	5.1
Interest expense	(49.8)	(0.1)	(6.2)	—	(56.1)
(Loss) income from subsidiaries	(13.6)	—	—	13.6	—
Loss on early extinguishment of debt	(6.3)	—	—	—	(6.3)
Other income (expense) - net	87.3	(7.1)	6.3	—	86.5
Income (loss) from continuing operations before income taxes	24.5	19.5	(30.9)	13.6	26.7
(Provision for) benefit from income taxes	(13.0)	(6.2)	(3.1)	—	(22.3)
Income (loss) from continuing operations	11.5	13.3	(34.0)	13.6	4.4
Income from discontinued operations - net of tax	—	—	5.8	—	5.8
(Loss) gain on disposition of discontinued operations - net of tax	(0.3)	—	(0.2)	—	(0.5)
Net income (loss)	11.2	13.3	(28.4)	13.6	9.7
Less: Net loss attributable to noncontrolling interest	—	—	1.5	—	1.5
Net income (loss) attributable to Terex Corporation	$11.2	$13.3	$(26.9)	$13.6	$11.2

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED JUNE 30, 2010
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$51.4	$396.7	$786.7	$(154.9)	$1,079.9
Cost of goods sold	(50.2)	(350.3)	(679.4)	154.9	(925.0)
Gross profit	1.2	46.4	107.3	—	154.9
Selling, general and administrative expenses	(13.8)	(48.2)	(103.3)	—	(165.3)
(Loss) income from operations	(12.6)	(1.8)	4.0	—	(10.4)
Interest income	0.4	—	1.6	—	2.0
Interest expense	(26.9)	(1.7)	(6.8)	—	(35.4)
(Loss) income from subsidiaries	(192.6)	—	—	192.6	—
Other income (expense) - net	7.1	(0.6)	2.0	—	8.5
(Loss) income from continuing operations before income taxes	(224.6)	(4.1)	0.8	192.6	(35.3)
(Provision for) benefit from income taxes	(4.5)	(2.5)	30.6	—	23.6
(Loss) income from continuing operations	(229.1)	(6.6)	31.4	192.6	(11.7)
(Loss) income from discontinued operations – net of tax	(3.3)	(3.1)	4.2	—	(2.2)
Gain (loss) on disposition of discontinued operations - net of tax	192.1	(30.5)	(186.6)	—	(25.0)
Net (loss) income	(40.3)	(40.2)	(151.0)	192.6	(38.9)
Less: Net income attributable to noncontrolling interest	—	—	(1.4)	—	(1.4)
Net (loss) income attributable to Terex Corporation	$(40.3)	$(40.2)	$(152.4)	$192.6	$(40.3)

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
SIX MONTHS ENDED JUNE 30, 2010
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$90.5	$711.0	$1,476.8	$(262.5)	$2,015.8
Cost of goods sold	(89.5)	(649.7)	(1,285.7)	262.5	(1,762.4)
Gross profit	1.0	61.3	191.1	—	253.4
Selling, general and administrative expenses	(34.1)	(92.8)	(203.4)	—	(330.3)
Loss from operations	(33.1)	(31.5)	(12.3)	—	(76.9)
Interest income	0.7	0.1	2.3	—	3.1
Interest expense	(53.5)	(3.5)	(14.3)	—	(71.3)
Income (loss) from subsidiaries	423.7	—	—	(423.7)	—
Other expense - net	—	(0.9)	(3.5)	—	(4.4)
Income (loss) from continuing operations before income taxes	337.8	(35.8)	(27.8)	(423.7)	(149.5)
Benefit from income taxes	16.8	7.9	35.8	—	60.5
Income (loss) from continuing operations	354.6	(27.9)	8.0	(423.7)	(89.0)
(Loss) income from discontinued operations – net of tax	(4.4)	(4.7)	5.4	—	(3.7)
Gain on disposition of discontinued operations - net of tax	149.4	51.0	395.0	—	595.4
Net income (loss)	499.6	18.4	408.4	(423.7)	502.7
Less: Net income attributable to noncontrolling interest	—	—	(3.1)	—	(3.1)
Net income (loss) attributable to Terex Corporation	$499.6	$18.4	$405.3	$(423.7)	$499.6

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2011
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3.6	$2.2	$696.2	$—	$702.0
Investments in marketable securities	239.8	0.7	14.1	—	254.6
Trade receivables - net	35.9	334.9	569.4	—	940.2
Intercompany receivables	10.1	112.8	91.5	(214.4)	—
Inventories	75.1	393.4	1,217.2	—	1,685.7
Other current assets	67.8	37.9	158.2	—	263.9
Total current assets	432.3	881.9	2,746.6	(214.4)	3,846.4
Property, plant and equipment - net	57.7	110.8	419.9	—	588.4
Goodwill	—	149.5	365.8	—	515.3
Non-current intercompany receivables	787.8	51.1	41.3	(880.2)	—
Investment in and advances to (from) subsidiaries	3,285.6	(738.7)	2,536.0	(5,053.6)	29.3
Other assets	69.1	209.9	224.5	—	503.5
Total assets	$4,632.5	$664.5	$6,334.1	$(6,148.2)	$5,482.9
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$—	$0.2	$73.7	$—	$73.9
Trade accounts payable	21.8	180.8	449.0	—	651.6
Intercompany payables	(34.8)	56.2	193.0	(214.4)	—
Accruals and other current liabilities	103.2	100.7	609.4	—	813.3
Total current liabilities	90.2	337.9	1,325.1	(214.4)	1,538.8
Long-term debt, less current portion	1,267.4	—	85.2	—	1,352.6
Non-current intercompany payables	961.3	(909.1)	828.0	(880.2)	—
Retirement plans and other	135.4	36.8	212.1	—	384.3
Total stockholders’ equity	2,178.2	1,198.9	3,883.7	(5,053.6)	2,207.2
Total liabilities and stockholders’ equity	$4,632.5	$664.5	$6,334.1	$(6,148.2)	$5,482.9

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(152.9)	$13.2	$(79.2)	$—	$(218.9)
Cash flows from investing activities
Capital expenditures	(6.4)	(10.7)	(15.7)	—	(32.8)
Proceeds from disposition of discontinued operations	—	—	0.5	—	0.5
Proceeds from sale of assets	293.6	0.1	0.9	—	294.6
Purchases of marketable securities	—	—	(11.5)	—	(11.5)
Other investing activities, net	—	(2.0)	(2.2)	—	(4.2)
Net cash provided by (used in) investing activities of continuing operations	287.2	(12.6)	(28.0)	—	246.6
Cash flows from financing activities
Principal repayments of long-term debt	(297.6)	—	—	—	(297.6)
Net repayments under revolving line of credit agreement	—	(0.4)	22.3	—	21.9
Payment of debt issuance costs	(0.6)	—	—	—	(0.6)
Other financing activities, net	3.3	—	1.4	—	4.7
Net cash (used in) provided by financing activities of continuing operations	(294.9)	(0.4)	23.7	—	(271.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	51.7	—	51.7
Net (decrease) increase in cash and cash equivalents	(160.6)	0.2	(31.8)	—	(192.2)
Cash and cash equivalents at beginning of period	164.2	2.0	728.0	—	894.2
Cash and cash equivalents at end of period	$3.6	$2.2	$696.2	$—	$702.0

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(138.9)	$8.1	$(109.6)	$—	$(240.4)
Cash flows from investing activities
Capital expenditures	(4.3)	(3.5)	(13.0)	—	(20.8)
Proceeds from disposition of discontinued operations	294.8	—	707.2	—	1,002.0
Investments in derivative securities	(21.1)	—	—	—	(21.1)
Proceeds from sale of assets	2.4	0.3	3.4	—	6.1
Net cash provided by (used in) investing activities of continuing operations	271.8	(3.2)	697.6	—	966.2
Cash flows from financing activities
Principal repayments of long-term debt	(1.0)	(0.1)	(0.2)	—	(1.3)
Net repayments under revolving line of credit agreement	—	(0.8)	(12.7)	—	(13.5)
Payment of debt issuance costs	(5.8)	(0.6)	(0.7)	—	(7.1)
Purchase of noncontrolling interest	—	—	(12.9)	—	(12.9)
Distributions to noncontrolling interest	—	—	(3.2)	—	(3.2)
Other – net	0.6	—	(0.6)	—	—
Net cash used in financing activities of continuing operations	(6.2)	(1.5)	(30.3)	—	(38.0)
Cash flows from discontinued operations
Net cash used in operating activities of discontinued operations	(19.3)	(2.2)	(31.7)	—	(53.2)
Net cash provided by investing activities of discontinued operations	—	—	0.1	—	0.1
Net cash used in financing activities of discontinued operations	—	—	(0.1)	—	(0.1)
Net cash used in discontinued operations	(19.3)	(2.2)	(31.7)	—	(53.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	(92.2)	—	(92.2)
Net increase in cash and cash equivalents	107.4	1.2	433.8	—	542.4
Cash and cash equivalents at beginning of period	579.4	0.5	391.3	—	971.2
Cash and cash equivalents at end of period	$686.8	$1.7	$825.1	$—	$1,513.6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our AWP segment designs, manufactures, refurbishes, services and markets aerial work platform equipment, telehandlers, light towers and utility equipment, as well as their related replacement parts and components. Customers use our AWP products to construct and maintain industrial, commercial and residential buildings and facilities, construct and maintain utility and telecommunication lines, trim trees in construction and foundation drilling applications and for other commercial operations, as well as in a wide range of infrastructure projects. Additionally, we own a majority of the North American distribution channel for our utility products group.

Our Construction segment designs, manufactures and markets heavy and compact construction equipment, as well as roadbuilding equipment, including asphalt and concrete equipment, landfill compactors and bridge inspection equipment, as well as their related replacement parts and components. Customers use these products in construction and infrastructure projects, to build roads and bridges and in quarrying and mining operations. Effective July 1, 2011, our bridge inspection equipment will be included in the AWP segment.

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

Our MP segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders, wood chippers and related components and replacement parts. Construction, quarrying, mining and government customers use our MP products in construction and infrastructure projects and various quarrying and mining applications.

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

We calculate a non-GAAP measure of free cash flow as income from operations plus depreciation, amortization, proceeds from the sale of fixed assets, plus or minus changes in working capital, customer advances and rental/demo equipment and less capital expenditures. We believe that the measure of free cash flow provides management and investors further information on cash generation or use.

We discuss forward looking information related to expected earning per share (“EPS”) excluding restructuring charges and other items. This adjusted EPS is a non-GAAP measure that provides guidance to investors about our expected EPS excluding restructuring or other charges that we do not believe are reflective of our ongoing earnings.

Non-GAAP measures we use also include Net Operating Profit After Tax (“NOPAT”), loss before income taxes as adjusted, income (loss) from operations as adjusted, (benefit from) provision for income taxes as adjusted and stockholders' equity as adjusted, which are used in the calculation of our after tax return on invested capital (“ROIC”) (collectively the "Non-GAAP Measures"), which are discussed in detail below.

Overview

Our performance for the second quarter of 2011 was strong in terms of order and sales activity, but below expectations in terms of earnings. Input costs, supplier constraints on component deliveries and manufacturing productivity inefficiencies were the primary drivers of the lower than expected operating margins. A rapid ramp up of production, particularly at AWP, caused labor inefficiencies and, in Construction, component shortages caused us to have lower net sales and be less efficient than expected. However, our results did reflect progress from the prior year period. Our sales grew by 38% over the prior year period (30% adjusting for the translation effect of foreign currency exchange rates) and 18% over the first quarter of 2011 (16% adjusting for the translation effect of foreign currency exchange rates). Income from operations improved approximately $17 million over the prior year period.

We established restructuring programs and aggressively reduced costs in our Cranes operations. This is consistent with what we had communicated earlier in the year. We anticipate that Cranes restructuring actions will improve that segment's performance. In total, we expect approximately $70 million in annualized benefits from the actions that have been and will be taken in the Cranes segment, of which approximately half are expected to benefit 2011. See Note L -“Restructuring and Other Charges” in our Condensed Consolidated Financial Statements for a detailed description of our restructuring activities, including the reasons, timing and costs associated with such actions.

We believe there are several signs of recovery in the marketplace, but the recovery is still fragile. Our AWP segment saw a substantial increase in demand primarily due to continued replacement of aging fleets, with backlog up approximately 137% from this time last year. Our previously announced 4.5% price increase in AWP should also begin helping our performance in the second half of 2011. Our Construction segment saw increased demand for material handlers, backhoe loaders and off-highway trucks, although demand slowed for roadbuilding products, particularly in Brazil, which we had not anticipated. Construction performance is expected to improve as supply shortages diminish and prior restructuring yield improved results. For Cranes, there has been increased demand for rough terrain and truck cranes in North America and demand for straddle carriers continued to improve as well. We continue to adjust to the softer cranes demand in Europe and, as described above, have taken and continue to initiate substantial cost reductions. Our port equipment business made substantial progress in the quarter. While this business was not yet profitable, losses excluding restructuring and related costs were cut in half from the first quarter. As a result of the improving demand environment and the restructuring actions that have been and will be taken, we expect this business to exit 2011 at a break even rate or better. Our MP segment performance had solid growth in sales and made excellent progress in terms of increased operating margins. MP continued to experience strong demand for larger capacity machines but we are entering a seasonally slower period.

Somewhat offsetting the favorable demand trends were increased input costs and component availability. Our suppliers have struggled in some areas to keep up with our requirements. This was particularly an issue for our Construction segment, but deliveries from component suppliers had improved by the end of the quarter. We expect that the supply disruptions experienced in the first half of this year to slow or have been mitigated, and we expect improvements in productivity, utilization and pricing that are expected to more than offset any input cost issues that remain in the second half of 2011.

We continue to have significant liquidity, which was $1,197.1 million at June 30, 2011. However, during the last six quarters, we have used approximately $829 million of cash in operating activities. See "Liquidity and Capital Resources" for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels. We expect that future improvements in cash flow from operating activities will be dependent on improving profitability as well as improvement in inventory reductions mainly in the Cranes segment as we align production levels to expected demand.

In January 2011, we repaid the entire $297.6 million principal amount of our 7-3/8% Senior Subordinated Notes due 2014 (“7-3/8% Notes”). The sale of our shares of Bucyrus common stock during the first half of 2011 contributed approximately $293 million to overall liquidity.

We have previously indicated that acquisitions could be a likely use of cash. On May 19, 2011, we commenced an offer to purchase all of the shares of Demag Cranes AG. As of July 19, 2011 (the end of the extended offer period), approximately 82% of the outstanding shares were tendered for purchase or are already owned by Terex. The completion of the offer still remains subject to merger control clearance by the European Commission.  Demag Cranes AG will add a new business segment to Terex with products in industrial cranes and hoists, port technology and services. Demag Cranes AG's business is highly complementary to our existing business, and the combination has compelling industrial logic. The addition of Demag Cranes AG is expected to add approximately €1.2 billion annually in net sales with a strong footprint in Europe and emerging markets. We expect that this transaction will close in the third quarter of 2011.

We have made progress during the first six months of 2011, but there is still significant work in front of us. We expect substantial operating profit improvements from our AWP segment in the second half of 2011, with pricing actions and productivity driving the performance increases in this segment. We also expect MP should have a solid second half of the year. We believe Construction demand is improving, supply risks are moderating, and that we will experience the full effects of pricing actions in this segment in the second half of the year. We expect that Cranes will benefit from headcount related cost reductions and anticipated crawler crane and port equipment deliveries will improve profitability in the second half of 2011. Our prior expectation for full year 2011 was for net sales to be between $5.2 billion and $5.5 billion, resulting in EPS, excluding restructuring and other items, between $0.60 and $0.75. Current expectations are for full year 2011 net sales to be between $5.4 billion and $5.6 billion. Our full year earnings guidance reflects our first half performance, as well as input cost concerns that are slowly moderating. We now anticipate EPS for the full year 2011 to be between $0.40 and $0.60 per share, excluding restructuring and other items. We also expect the remainder of 2011 to deliver positive free cash flow in the range of $350 million to $400 million. The above guidance excludes any impact from the Demag Cranes AG transaction.

ROIC continues to be the unifying metric that we use to measure our operating performance. ROIC and the Non-GAAP Measures assist in showing how effectively we utilize the capital invested in our operations. After-tax ROIC is determined by dividing the sum of NOPAT for each of the previous four quarters by the average of the sum of Total Terex Corporation stockholders' equity plus Debt (as defined below) less Cash and cash equivalents for the previous five quarters. NOPAT for each quarter is calculated by multiplying Income (loss) from continuing and discontinued operations by a figure equal to one minus the effective tax rate of the Company. We believe that earnings from discontinued operations, as well as the net assets that comprise those operations invested capital, should be included in this calculation of the Non-GAAP Measures because they capture the financial returns on our capital allocation decisions for the measured periods. Furthermore, we believe that returns on capital deployed in TFS do not represent management of our primary operations and, therefore, TFS finance receivable assets and results from operations have been excluded from the Non-GAAP Measures. Additionally, we do not believe that the realized and deferred gains on marketable securities and specifically the shares of Bucyrus (“BUCY shares”) held from the sale of our Mining business, reflects our operations and, therefore, such gains have been excluded from the calculation of the Non-GAAP Measures. The effective tax rate is equal to the (Provision for) benefit from income taxes divided by Income (loss) before income taxes for the respective quarter. Debt is calculated using the amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters' NOPAT as this represents the most recent 12-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters' ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) over the same time period as the numerator (four quarters of average invested capital).

Terex management and the Board of Directors use ROIC as one of the primary measures to assess operational performance, including in connection with certain compensation programs. We use ROIC as a unifying metric because we believe that it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe that ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders' equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe that adding Debt less Cash and cash equivalents to Total stockholders' equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at June 30, 2011 was 0.5%.

The amounts described below are reported in millions of U.S. dollars, except for the effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Jun '11	Mar '11	Dec '10	Sep '10	Jun '10
Provision for (benefit from) income taxes as adjusted	$2.5	$(18.8)	$3.2	$41.8
Divided by: Loss before income taxes as adjusted	(23.6)	(41.4)	(37.7)	(51.4)
Effective tax rate as adjusted	(10.6)%	45.4%	(8.5)%	(81.3)%
Income (loss) from operations as adjusted	$7.1	$(8.2)	$0.8	$4.7
Multiplied by: 1 minus Effective tax rate as adjusted	110.6%	54.6%	108.5%	181.3%
Adjusted net operating income (loss) after tax	$7.9	$(4.5)	$0.9	$8.5
Debt (as defined above)	$1,426.5	$1,417.1	$1,686.3	$1,973.2	$1,960.8
Less: Cash and cash equivalents	(702.0)	(723.7)	(894.2)	(1,354.3)	(1,513.6)
Debt less Cash and cash equivalents	$724.5	$693.4	$792.1	$618.9	$447.2
Total Terex Corporation stockholders’ equity as adjusted	$1,999.3	$1,998.6	$1,907.2	$2,000.4	$1,908.1
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$2,723.8	$2,692.0	$2,699.3	$2,619.3	$2,355.3

June 30, 2011 ROIC	0.5%
Adjusted net operating loss after tax (last 4 quarters)	$12.8
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$2,617.9

Reconciliation of Loss before income taxes:	Three months ended 6/30/11	Three months ended 03/31/11	Three months ended 12/31/10	Three months ended 9/30/10
Income (loss) from continuing operations before income taxes	$16.5	$10.2	$(37.6)	$(51.2)
Less: Gain realized on sale of BUCY shares	(40.0)	(51.6)	—	—
Loss from discontinued operations before income taxes	(0.1)	—	(0.1)	(0.2)
Loss before income taxes as adjusted	$(23.6)	$(41.4)	$(37.7)	$(51.4)
Reconciliation of income (loss) from operations:
Income (loss) from operations as reported	$6.8	$(9.3)	$(0.5)	$3.6
Loss from operations for TFS	0.4	1.1	1.3	1.3
Loss from operations for discontinued operations	(0.1)	—	—	(0.2)
Income (loss) from operations as adjusted	$7.1	$(8.2)	$0.8	$4.7
Reconciliation of provision for (benefit from) income taxes:
Provision for (benefit from) income taxes as reported	$16.3	$6.0	$(4.9)	$38.6
Provision for income taxes on realized gain for sale of BUCY shares	(14.3)	(18.4)	—	—
Provision for (benefit from) income taxes for discontinued operations	0.5	(6.4)	8.1	3.2
Provision for (benefit from) income taxes as adjusted	$2.5	$(18.8)	$3.2	$41.8

Reconciliation of Terex Corporation stockholders' equity:	As of 6/30/11	As of 03/31/11	As of 12/31/10	As of 9/30/10	As of 6/30/10
Terex Corporation stockholders' equity as reported	$2,178.2	$2,157.9	$2,083.2	$2,064.3	$1,881.1
TFS Assets	(127.5)	(85.4)	(76.2)	(38.9)	(29.8)
Deferred (gain) loss on marketable securities	(51.4)	(73.9)	(99.8)	(25.0)	56.8
Terex Corporation stockholders' equity as adjusted	$1,999.3	$1,998.6	$1,907.2	$2,000.4	$1,908.1

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

Consolidated

	Three Months Ended June 30,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,488.2	—	$1,079.9	—	37.8%
Gross profit	$214.9	14.4%	$154.9	14.3%	38.7%
SG&A	$208.1	14.0%	$165.3	15.3%	25.9%
Income (loss) from operations	$6.8	0.5%	$(10.4)	(1.0)%	165.4%

Net sales for the three months ended June 30, 2011 increased $408.3 million when compared to the same period in 2010.  Excluding the effect of foreign currency exchange rate changes, net sales increased approximately 30% from the prior year period. Each of our segments, except the Cranes segment, had higher net sales compared to the second quarter of 2010 as a result of improved economic conditions, accelerated order activity and a sharp increase in demand.

Gross profit for the three months ended June 30, 2011 increased $60.0 million when compared to the same period in 2010.  Increased net sales partially offset by higher input costs contributed approximately $59 million to the increase.  The favorable translation effect of foreign currency exchange rate changes increased gross profit by approximately $15 million from the prior year period.
Restructuring charges and inventory write downs, primarily related to manufacturing footprint rationalization, decreased gross profit in the period by approximately $16 million.

SG&A costs increased for the three months ended June 30, 2011 by $42.8 million when compared to the same period in 2010.  SG&A costs increased by approximately $18 million primarily due to the restoration and accrual for certain performance based compensation programs, increased Tier 4 and new product engineering, as well as certain insurance recoveries in the prior year period. The effect of foreign currency exchange rate changes increased SG&A costs by approximately $11 million. Additionally, asset impairment charges, primarily related to manufacturing footprint rationalization in the current year period, increased SG&A costs by approximately $9 million.

Income from operations was $6.8 million for the three months ended June 30, 2011, an increase of $17.2 million when compared to the same period in 2010.  The increase was due to the items noted above, particularly improved net sales volume and the favorable translation effect of foreign currency exchange rate changes, offset partially by restructuring and other charges related to manufacturing footprint rationalization and higher SG&A costs.

Aerial Work Platforms

	Three Months Ended June 30,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$484.1	—	$232.4	—	108.3%
Gross profit	$75.0	15.5%	$33.0	14.2%	127.3%
SG&A	$46.8	9.7%	$35.3	15.2%	32.6%
Income (loss) from operations	$28.2	5.8%	$(2.3)	(1.0)%	*
*    Not meaningful as a percentage

Net sales for the AWP segment for the three months ended June 30, 2011 increased $251.7 million when compared to the same period in 2010.  Adjusting for the translation effect of foreign currency exchange rate changes, net sales increased approximately 105% from the comparable prior year period. The North American and Brazilian markets continued to show strong growth and Western European market demand has continued to strengthen from last quarter. Booms and telehandlers demonstrated particular sales strength and significant growth was seen across all product lines. Additionally, price increases were implemented late in the quarter in all geographies, with the benefits expected to be seen in the second half of the year. Also contributing to the increase in segment sales was the disposition of the remainder of the segment's utility rental fleet, the first portion of which was sold in late 2010.

Gross profit for the three months ended June 30, 2011 was $75.0 million, an increase of $42.0 million when compared to the same period in 2010.  Increased net sales, changes in product mix and the utility rental fleet sale contributed approximately $51 million to the improvement in gross profit. These improvements were offset by approximately $14 million from lower absorption of fixed manufacturing costs due to rapid increases in production levels and higher inventory charges.

SG&A costs for the three months ended June 30, 2011 increased $11.5 million when compared to the same period in 2010.  Higher costs, particularly engineering and selling and marketing expenses, increased SG&A spending by approximately $6 million as compared to the prior year period.  Additionally, the allocation of corporate costs increased by approximately $5 million over the prior year period.

Income from operations for the three months ended June 30, 2011 was $28.2 million, an increase of $30.5 million when compared to the same period in 2010.  The increase was due to the items noted above, particularly improved net sales partially offset by higher SG&A costs.

Construction

	Three Months Ended June 30,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$361.3	—	$279.0	—	29.5%
Gross profit	$44.1	12.2%	$18.9	6.8%	133.3%
SG&A	$50.9	14.1%	$35.7	12.8%	42.6%
Loss from operations	$(6.8)	(1.9)%	$(16.8)	(6.0)%	59.5%

Net sales in the Construction segment increased by $82.3 million for the three months ended June 30, 2011 when compared to the same period in 2010. Adjusting for the translation effect of foreign currency exchange rate changes, net sales increased approximately 23% from the comparable prior year period. The improvement in net sales was again driven by strong demand for material handlers and increased demand for trucks, especially in developing markets like Russia and Latin America.  Higher demand in North America relating to increased mining activity also led to higher truck sales in Canada. Also contributing to the increase in net sales was demand for backhoe loaders in Northern Europe and Russia, increased interest in compact equipment in both rental outlets and the distribution network throughout the Americas and strong parts sales driven by aging fleets and higher utilization. This increase was offset by a sharp decrease in roadbuilding products, predominantly in Brazil, where some tightening in government sponsored financing programs constrained demand.

Gross profit for the three months ended June 30, 2011 was $44.1 million, an increase of $25.2 million when compared to the same period in 2010.  The favorable impact of increased sales activities offset partially by higher material costs improved gross profit by approximately $8 million.  Lower inventory write downs and lower restructuring charges in the current year period improved gross profit by approximately $7 million. Lower other costs of sales, particularly for warranty and other non-manufacturing costs, improved gross profit by approximately $6 million. A favorable translation effect of foreign currency exchange rate changes increased gross profit by approximately $3 million from the prior year period.

SG&A costs for the three months ended June 30, 2011 increased $15.2 million when compared to the same period in 2010.  The higher allocation of corporate costs increased SG&A costs by approximately $5 million. Additionally, higher selling expenses associated with higher net sales increased SG&A costs by approximately $2 million. We recorded approximately $2 million in charges for an arbitration settlement of a former acquisition. The unfavorable translation effect of foreign currency exchange rate changes increased SG&A costs by approximately $3 million from the prior year period.

Loss from operations for the three months ended June 30, 2011 improved $10.0 million when compared to the same period in 2010.  The decrease was due to the items noted above, particularly improved net sales and lower costs of sales partially offset by higher SG&A costs.

Cranes

	Three Months Ended June 30,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$464.1	—	$449.1	—	3.3%
Gross profit	$50.4	10.9%	$79.1	17.6%	(36.3)%
SG&A	$84.4	18.2%	$62.1	13.8%	35.9%
Loss from operations	$(34.0)	(7.3)%	$17.0	3.8%	*
*    Not meaningful as a percentage

Net sales for the Cranes segment for the three months ended June 30, 2011 increased by $15.0 million when compared to the same period in 2010.  Adjusting for the translation effect of foreign currency exchange rate changes, net sales decreased approximately 5% from the comparable prior year period. Rough terrain cranes, truck cranes and mobile port equipment demonstrated the most significant contribution to sales growth this quarter, especially in North America, where rough terrain and truck cranes have shown particular strength. Tower cranes and some of the large crawler cranes have also experienced positive trends this quarter and the segment is seeing some renewed interest in tower cranes from very low 2009 demand levels. All-terrain cranes have rebounded a bit from soft first quarter levels, although still significantly lower than a year ago. Shifting delivery dates for orders in backlog and order cancellations continue to disrupt current shipment expectations in the German cranes business.

Gross profit for the three months ended June 30, 2011 decreased by $28.7 million when compared to the same period in 2010. Product sales mix and higher material costs negatively impacted gross profit by approximately $17 million.  Restructuring charges and inventory write downs, primarily related to manufacturing footprint rationalization, decreased gross profit in the period by approximately $19 million. The decrease in gross profit was partially offset by the favorable translation effect of foreign currency exchange rate changes, which increased gross profit by approximately $7 million from the prior year period.

SG&A costs for the three months ended June 30, 2011 increased $22.3 million over the same period in 2010.  Restructuring and asset impairment charges, primarily related to manufacturing footprint rationalization in the current year period, increased SG&A costs by approximately $14 million. The higher allocation of corporate costs increased SG&A costs by approximately $6 million.

Loss from operations for the three months ended June 30, 2011 increased $51.0 million when compared to the same period in 2010, resulting primarily from the negative impact of product sales mix and higher material costs, and restructuring and related costs for manufacturing footprint rationalization.

Materials Processing

	Three Months Ended June 30,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$188.7	—	$135.5	—	39.3%
Gross profit	$40.8	21.6%	$24.2	17.9%	68.6%
SG&A	$19.7	10.4%	$15.0	11.1%	31.3%
Income from operations	$21.1	11.2%	$9.2	6.8%	129.3%

Net sales in the MP segment increased by $53.2 million for the three months ended June 30, 2011 when compared to the same period in 2010. Adjusting for the translation effect of foreign currency exchange rate changes, net sales increased approximately 30% from the comparable prior year period. Machine sales continued to show strength worldwide, particularly in Australia, South Africa and the Americas, primarily due to dealer restocking ahead of anticipated orders driven by early cycle demand and an increasing need for higher productivity and larger capacity machines. Northern and Eastern European markets have continued to recover with strong sales both sequentially and year-over-year partially driven by growth in the UK and Germany.

Gross profit for the three months ended June 30, 2011 increased by $16.6 million when compared to the same period in 2010.  The increase was primarily due to the impact of increased net sales, which increased gross profit by approximately $10 million. Transactional foreign currency gains were recorded in the current year period compared with losses incurred in the prior year period and impacted the change in gross profit by approximately $3 million. Additionally, the favorable translation effect of foreign currency exchange rate changes increased gross profit by approximately $3 million from the prior year period.

SG&A costs for the three months ended June 30, 2011 increased by $4.7 million when compared to the same period in 2010, primarily due to the higher allocation of corporate costs of approximately $3 million and the unfavorable translation effect of foreign currency exchange rate changes, which increased SG&A costs by approximately $1 million from the prior year period.

Income from operations for the three months ended June 30, 2011 was $21.1 million, an increase of $11.9 million from the comparable period in 2010, primarily due to higher net sales volume partially offset by higher SG&A costs.

Corporate / Eliminations

	Three Months Ended June 30,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(10.0)	—	$(16.1)	—	37.9%
Loss from operations	$(1.7)	*	$(17.5)	*	90.3%
*    Not meaningful as a percentage

The net sales amounts include the elimination of intercompany sales activity among segments.  Loss from operations improved from the prior year period primarily due to the impact of higher corporate expense allocation to all of the segments combined with lower restructuring and increased government sales in the current year period.

Interest Expense, Net of Interest Income

During the three months ended June 30, 2011, our interest expense net of interest income was $24.9 million, or $8.5 million lower than the same period in the prior year. This decrease was primarily driven by reduced interest expense due to the retirement of debt over the past year.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended June 30, 2011 was income of $34.6 million, an increase of $26.1 million when compared to the same period in the prior year.  Other income in the second quarter of 2011 included a gain of approximately $40 million related to the sales of a portion of the Company's shares of Bucyrus International common stock. Other expense included acquisition related charges for Demag Cranes AG and mark to market charges on derivative contracts related to that transaction totaling approximately $3 million. Additionally, approximately $2 million of charges related to prior acquisition settlements are included in other expense.

Income Taxes

During the three months ended June 30, 2011, we recognized an income tax expense of $16.3 million on income of $16.5 million, an effective tax rate of 98.8%, as compared to an income tax benefit of $23.6 million on a loss of $35.3 million, an effective tax rate of 66.9%, for the three months ended June 30, 2010.  The higher tax rate recorded in 2011, compared to statutory rates, was mainly due to our inability to record tax benefits on losses in certain jurisdictions. We do not recognize tax benefits for losses where it is not more likely than not, based on the weight of current objective evidence, that the losses will be used in the future. Due to the lower absolute value of the 2011 income from continuing operations before income taxes, the items that affect income tax expense or benefit have a more significant impact on the effective tax rate. When income from continuing operations before income tax (instead of loss from continuing operations before income tax) is reported, tax expense items increase the effective tax rate and tax benefit items decrease the effective tax rate.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

Consolidated

	Six Months Ended June 30,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,744.4	—	$2,015.8	—	36.1%
Gross profit	$382.1	13.9%	$253.4	12.6%	50.8%
SG&A	$384.6	14.0%	$330.3	16.4%	16.4%
Loss from operations	$(2.5)	(0.1)%	$(76.9)	(3.8)%	96.7%

Net sales for the six months ended June 30, 2011 increased $728.6 million when compared to the same period in 2010.  Excluding the effect of foreign currency exchange rate changes, net sales increased approximately 32% from the prior year period. Each of our segments, except the Cranes segment, had higher net sales compared to the six months ended 2010 as a result of improved economic conditions, accelerated order activity and a sharp increase in demand.

Gross profit for the six months ended June 30, 2011 increased $128.7 million when compared to the same period in 2010.  Increased net sales partially offset by higher input costs contributed approximately $110 million to the increase.  Higher manufacturing utilization and the effect of prior cost reduction efforts contributed approximately $15 million to the year-over-year improvement.  The favorable translation effect of foreign currency exchange rate changes increased gross profit by approximately $17 million from the prior year period. These items were partially offset by higher inventory write-downs, primarily related to manufacturing footprint rationalization, that decreased gross profit by approximately $17 million.

SG&A costs increased for the six months ended June 30, 2011 by $54.3 million when compared to the same period in 2010.  The effect of foreign currency exchange rate changes increased SG&A costs by approximately $12 million. SG&A costs in all segments increased due to increased selling costs associated with higher sales, higher marketing costs from certain trade show activities, increased engineering costs for new product development and impairment charges related to manufacturing footprint rationalization.

Loss from operations was $2.5 million for the six months ended June 30, 2011, an improvement of $74.4 million when compared to the same period in 2010.  The improvement was due to the items noted above, particularly increased net sales volume, enhanced manufacturing utilization and the effect of prior cost reductions offset partially by higher SG&A costs.

Aerial Work Platforms

	Six Months Ended June 30,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$860.9	—	$448.1	—	92.1%
Gross profit	$124.6	14.5%	$45.5	10.2%	173.8%
SG&A	$90.4	10.5%	$68.1	15.2%	32.7%
Income (loss) from operations	$34.2	4.0%	$(22.6)	(5.0)%	251.3%

Net sales for the AWP segment for the six months ended June 30, 2011 increased $412.8 million when compared to the same period in 2010.  Adjusting for the translation effect of foreign currency exchange rate changes, net sales increased approximately 89% from the comparable prior year period. The North American and Brazilian markets continued to show strong growth and Western European market demand has continued to strengthen. Booms and telehandlers demonstrated particular sales strength and significant growth was seen across all product lines. Additionally, price increases were implemented late in the first half of the year in all geographies, with the benefits expected to be seen in the second half of the year. Also contributing to the increase in segment sales was the disposition of the remainder of the segment's utility rental fleet, the first portion of which was sold in late 2010.

Gross profit for the six months ended June 30, 2011 was $124.6 million, an increase of $79.1 million when compared to the same period in 2010.  Increased net sales, changes in product mix and the utility rental fleet sale contributed approximately $82 million to the improvement in gross profit. These improvements were offset by approximately $11 million from lower absorption of fixed manufacturing costs due to rapid increases in production levels and higher inventory charges.

SG&A costs for the six months ended June 30, 2011 increased $22.3 million when compared to the same period in 2010.  Higher costs, primarily due to the restoration and accrual for certain performance based compensation programs, engineering expenses and selling and marketing expenses increased SG&A spending by approximately $14 million as compared to the prior year period.  Additionally, the allocation of corporate costs increased by approximately $7 million over the prior year period.

Income from operations for the six months ended June 30, 2011 was $34.2 million, an increase of $56.8 million when compared to the same period in 2010.  The increase was due to the items noted above, particularly improved net sales and changes in product mix, partially offset by higher SG&A costs.

Construction

	Six Months Ended June 30,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$704.2	—	$483.5	—	45.6%
Gross profit	$82.6	11.7%	$33.0	6.8%	150.3%
SG&A	$92.9	13.2%	$72.6	15.0%	28.0%
Loss from operations	$(10.3)	(1.5)%	$(39.6)	(8.2)%	74.0%

Net sales in the Construction segment increased by $220.7 million for the six months ended June 30, 2011 when compared to the same period in 2010. Adjusting for the translation effect of foreign currency exchange rate changes, net sales increased approximately 41% from the comparable prior year period. The improvement in net sales was again driven by strong demand for material handlers and increased demand for trucks, especially in developing markets like Russia and Latin America.  Higher demand in North America relating to increased mining activity also led to higher truck sales in Canada. Also contributing to the increase in net sales was demand for backhoe loaders in Northern Europe and Russia, increased interest in compact equipment in both rental outlets and the distribution network throughout the Americas and strong parts sales driven by aging fleets and higher utilization. This increase was offset by a sharp decrease in roadbuilding products, predominantly in Brazil, where some tightening in government sponsored financing programs constrained demand.

Gross profit for the six months ended June 30, 2011 was $82.6 million, an increase of $49.6 million when compared to the same period in 2010.  The favorable impact of increased sales activities offset partially by higher material costs improved gross profit by approximately $30 million.  Lower inventory write downs and lower restructuring charges in the current year period improved gross profit by approximately $4 million. Lower other costs of sales, particularly for distribution, warranty and other non-manufacturing costs improved gross profit by approximately $9 million. A favorable translation effect of foreign currency exchange rate changes increased gross profit by approximately $3 million from the prior year period.

SG&A costs for the six months ended June 30, 2011 increased $20.3 million when compared to the same period in 2010.  The higher allocation of corporate costs increased SG&A costs by approximately $7 million. Additionally, higher selling and marketing expenses associated with higher net sales and trade show activities, increased SG&A costs by approximately $6 million. We recorded approximately $2 million in charges for an arbitration settlement of a former acquisition. The unfavorable translation effect of foreign currency exchange rate changes increased SG&A costs by approximately $3 million from the prior year period.

Loss from operations for the six months ended June 30, 2011 improved $29.3 million when compared to the same period in 2010.  The improvement was due to the items noted above, particularly increased net sales partially offset by higher SG&A costs.

Cranes

	Six Months Ended June 30,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$862.4	—	$862.8	—	—%
Gross profit	$90.9	10.5%	$135.1	15.7%	(32.7)%
SG&A	$147.4	17.1%	$121.2	14.0%	21.6%
(Loss) income from operations	$(56.5)	(6.6)%	$13.9	1.6%	*
*    Not meaningful as a percentage

Net sales for the Cranes segment for the six months ended June 30, 2011 decreased by $0.4 million when compared to the same period in 2010.  Adjusting for the translation effect of foreign currency exchange rate changes, net sales decreased approximately 5% from the comparable prior year period. Rough terrain cranes, truck cranes and mobile port equipment demonstrated the most significant contribution to sales growth, especially in North America, where rough terrain and truck cranes have shown particular strength. Tower cranes and some of the large crawler cranes have also experienced positive trends and the segment is seeing some renewed interest in tower cranes from very low 2009 demand levels. All-terrain cranes have rebounded a bit, although still significantly lower than a year ago. However, offsetting these positive trends were shifting delivery dates for orders in backlog and order cancellations, which disrupted current shipment expectations in our German cranes business.

Gross profit for the six months ended June 30, 2011 decreased by $44.2 million when compared to the same period in 2010. Product sales mix and higher material costs negatively impacted gross profit by approximately $38 million.  Restructuring charges and inventory write downs, primarily related to manufacturing footprint rationalization, decreased gross profit in the period by approximately $15 million. The decrease in gross profit was partially offset by the favorable translation effect of foreign currency exchange rate changes, which increased gross profit by approximately $7 million from the prior year period.

SG&A costs for the six months ended June 30, 2011 increased $26.2 million over the same period in 2010.  Restructuring and asset impairment charges, primarily related to manufacturing footprint rationalization in the current year period, increased SG&A costs by approximately $10 million. The higher allocation of corporate costs increased SG&A costs by approximately $9 million. The unfavorable translation effect of foreign currency exchange rate changes increased SG&A costs by approximately $5 million from the prior year period.

Loss from operations for the six months ended June 30, 2011 increased $70.4 million when compared to the same period in 2010, resulting primarily from the negative impact of product sales mix, higher material costs and costs related to manufacturing footprint rationalization.

Materials Processing

	Six Months Ended June 30,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$340.9	—	$243.7	—	39.9%
Gross profit	$73.6	21.6%	$40.1	16.5%	83.5%
SG&A	$40.2	11.8%	$31.2	12.8%	28.8%
Income from operations	$33.4	9.8%	$8.9	3.7%	275.3%

Net sales in the MP segment increased by $97.2 million for the six months ended June 30, 2011 when compared to the same period in 2010. Adjusting for the translation effect of foreign currency exchange rate changes, net sales increased approximately 34% from the comparable prior year period. Machine sales continued to show strength worldwide, particularly in Australia, South Africa and the Americas, primarily due to dealer restocking ahead of anticipated orders driven by early cycle demand and an increasing need for higher productivity and larger capacity machines. Northern and Eastern European markets have continued to recover with strong sales both sequentially and year-over-year partially driven by growth in the UK and Germany.

Gross profit for the six months ended June 30, 2011 increased by $33.5 million when compared to the same period in 2010.  The increase was primarily due to the impact of increased net sales, which increased gross profit by approximately $26 million. Transactional foreign currency gains were incurred in the current year period compared with losses in the prior year period and impacted the change in gross profit by approximately $4 million. Additionally, the favorable translation effect of foreign currency exchange rate changes increased gross profit by approximately $4 million from the prior year period.

SG&A costs for the six months ended June 30, 2011 increased by $9.0 million when compared to the same period in 2010, primarily due to the higher allocation of corporate costs of approximately $5 million and the unfavorable translation effect of foreign currency exchange rate changes, which increased SG&A costs by approximately $2 million from the prior year period. Additionally, higher selling costs associated with improved net sales increased SG&A costs by approximately $2 million.

Income from operations for the six months ended June 30, 2011 was $33.4 million, an increase of $24.5 million from the comparable period in 2010, primarily due to higher net sales volume partially offset by higher SG&A costs.

Corporate / Eliminations

	Six Months Ended June 30,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(24.0)	—	$(22.3)	—	(7.6)%
Loss from operations	$(3.3)	*	$(37.5)	*	91.2%
*    Not meaningful as a percentage

The net sales amounts include the elimination of intercompany sales activity among segments.  Loss from operations improved from the prior year period primarily due to the impact of higher corporate expense allocation to all of the segments combined with lower restructuring and increased government sales and other activities in the current year period.

Interest Expense, Net of Interest Income

During the six months ended June 30, 2011, our interest expense net of interest income was $51.0 million, or $17.2 million lower than the same period in the prior year. This decrease was primarily driven by reduced interest expense due to the retirement of debt over the past year.

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

Other Income (Expense) – Net

Other income (expense) – net for the six months ended June 30, 2011 was income of $86.5 million, an increase of $90.9 million when compared to the same period in the prior year.  This was primarily due to a $91.6 million gain recorded in the current year period on the sale of approximately 3.2 million shares of Bucyrus common stock.

Income Taxes

During the six months ended June 30, 2011, we recognized an income tax expense of $22.3 million on income of $26.7 million, an effective tax rate of 83.5%, as compared to an income tax benefit of $60.5 million on a loss of $149.5 million, an effective tax rate of 40.5%, for the six months ended June 30, 2010.  The higher tax rate recorded in 2011, compared to statutory rates, was mainly due to our inability to record tax benefits on losses in certain jurisdictions. We do not recognize tax benefits for losses where it is not more likely than not, based on the weight of current objective evidence, that the losses will be used in the future. Due to the lower absolute value of the 2011 income from continuing operations before income taxes, the items that affect income tax expense or benefit have a more significant impact on the effective tax rate than in 2010. When income from continuing operations before income tax (instead of loss from continuing operations before income tax) is reported, tax expense items increase the effective tax rate and tax benefit items decrease the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets.  We had cash and cash equivalents of $702.0 million at June 30, 2011.  The majority of the cash held by our foreign subsidiaries could be used in the U.S. if necessary. Currently, there are no trends, demands or uncertainties as a result of the Company’s cash re-investment policy that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility. In addition, our bank credit facilities provide us with a revolving line of credit of up to $550 million that is available through July 14, 2012.  The revolving line of credit consists of $350 million of available domestic revolving loans and $200 million of available multicurrency revolving loans.  We had $495.1 million available for borrowing under our revolving credit facilities at June 30, 2011. On October 14, 2010, we repaid term loan debt of $270.2 million and on January 18, 2011, we repaid the entire $297.6 million principal amount of our outstanding 7-3/8% Notes, which was consistent with our previously stated intent to use a portion of the Mining business proceeds to retire debt. The credit facilities also provide for incremental loan commitments of up to $163.5 million, which may be extended at the option of the lenders, in the form of revolving credit loans, term loans or a combination of both.

In the second quarter of 2011, we entered into a new credit agreement that is intended to replace our existing credit agreement upon the closing of the acquisition of Demag Cranes AG. The new credit agreement was amended in June 2011 and provides us with term loan commitments of $750 million and multi-currency revolving lines of credit of $500 million, consisting of domestic revolving credit commitments in an aggregate amount equal to $250 million and multicurrency revolving credit commitments in an aggregate amount equal to $250 million. The obligation of the lenders to fund under this new credit agreement is subject to the satisfaction of certain conditions, particularly Terex Industrial Holding AG (“Terex Industrial”), a subsidiary of the Company, becoming obligated to purchase up to all, but not less than 51% (with shares previously owned by Terex Industrial counting towards such threshold), of the shares (the “Transaction”) of Demag Cranes AG. The term loan and revolving credit commitments generally terminate on the date Terex Industrial's offer to purchase shares of Demag lapses or is terminated without being consummated. The proceeds of the term loans are to be used to allow Terex Industrial to pay for the shares of Demag Cranes AG acquired in the Transaction and all fees and expenses incurred in connection with the Transaction. The term loans are scheduled to mature on April 28, 2017, subject to earlier maturity on March 1, 2016 if the Company's existing senior notes have not been satisfied in full prior to that time.  The revolving lines of credit are scheduled to mature on April 29, 2016, subject to earlier maturity on March 1, 2016 if the Company's existing senior notes have not been satisfied in full prior to that time.

As of July 19, 2011 (the end of the extended offer period), approximately 81% of the outstanding shares of Demag Cranes AG were tendered for purchase. As a result, at the closing of the Transaction we will be required to pay approximately €800 million. We believe that cash generated from operations, together with access to our bank credit facilities and cash on hand, provide adequate liquidity to complete the Transaction, continue to progress our internal operating initiatives and meet our operating and debt service requirements. See Item 1A "Risk Factors" for a detailed description of the risks surrounding our acquisition of Demag Cranes AG and our ability to generate sufficient cash flow to operate our business.

In the first half of 2011, we sold approximately 3.2 million shares of Bucyrus stock for net proceeds of approximately $293 million. We received $238.6 million in July 2011 for the remaining 2.6 million shares of Bucyrus International common stock we held as of June 30, 2011, as Caterpillar, Inc. completed its acquisition of Bucyrus International in early July.

We continued to have significant liquidity at June 30, 2011. However, during the last six quarters, we have used approximately $829 million of cash in operating activities. Working capital contributed approximately $608 million to this usage. Accounts receivable used cash of approximately $334 million in this period, as the level of sales activity has recovered significantly from trough levels. Although cash used in inventory was approximately $366 million in the last six quarters, inventory turns have improved from 2.8 times to 3.0 times in the second quarter of 2011, again indicating the impact of increased volume. Accounts payable days have decreased from 60 days in June 2010 to 47 days in June 2011 mainly due to our program to take advantage of early payment discounts from our suppliers.

We have also invested approximately $133 million net in financial services assets over the last six quarters and are focused on expanding TFS in key markets like U.S., Europe and China. For the remainder of 2011, we expect to rely to a greater extent on third-party funders, which we anticipate will reduce the absolute amount of funding invested by TFS.

In the first half of 2011, our cash used in inventory was $212.4 million as we made investments in businesses showing improved order and inquiry activity. We are continuing our program to increase inventory turns by sharing, throughout our Company, many of the best practices and lean manufacturing processes that several of our business units have implemented successfully.  We expect these initiatives to reduce the level of inventory needed to support our business and allow us to reduce our manufacturing lead times, thereby reducing our working capital requirements. During the last six quarters, our inventory turns have improved as the Company's sales volumes increased. Further efficiencies in inventory turns are largely dependent on the expected improvements in our Cranes segment, which accounts for approximately 48% of the Company's inventory at June 30, 2011.

We expect to reduce inventory levels in the second half of 2011 and to reduce working capital as a percentage of sales below 30% by year end. We anticipate the reductions will be achieved largely from Cranes inventory levels as we deliver several large orders and work to better align our production and delivery schedules with demand. Improved working capital management, coupled with our earnings performance, is anticipated to deliver between $350 and $400 million of free cash flow for the second half of 2011.

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

Typically, we have invested our cash in a combination of highly rated, liquid money market funds and in short-term bank deposits with large, highly rated banks. Our investment objective is to preserve capital and liquidity while earning a market rate of interest. In 2010 and into the first half of 2011, we used a portion of our cash balance to take advantage of early payment discounts offered by our suppliers where the returns were greater than the amount that would have been earned on such cash if invested in money market funds and short-term bank deposits. We expect this practice to continue through 2011, although we may discontinue this practice at any time.

The interest rates charged under our bank credit facilities are subject to adjustment based on our consolidated leverage ratio.  We had no outstanding borrowings under our revolving credit facilities and no outstanding term loan debt at June 30, 2011.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

The revolving line of credit under our 2006 credit facility expires in July 2012 and is expected to be replaced by the revolving line of credit under our 2011 credit agreement, which expires in April 2016.  Our 4% Convertible Senior Subordinated Notes mature in June 2015, our 10-7/8% Senior Notes mature in June 2016 and our 8% Senior Subordinated Notes (“8% Notes”) mature in November 2017.  See Note M –“Long-Term Obligations,” in our Condensed Consolidated Financial Statements.

Upon the closing of the sale of the Mining business, we received from Bucyrus cash proceeds of approximately $1 billion and 5,809,731 shares of Bucyrus common stock.  The sale of our Mining business constitutes an asset sale under various agreements governing our debt and the use of the net cash proceeds from the sale was subject to certain restrictions.  As a result of waivers and offers to purchase made in 2010, as of June 30, 2011, the remaining cash from the Mining divestiture is currently available for general corporate purposes.

The shares of Bucyrus common stock we received were not considered net cash proceeds and were not subject to reinvestment or debt repayment obligations until such time as we sold those shares. As the shares of Bucyrus common stock were sold, we either must reinvest the net cash proceeds we received from the sale of the stock into our business (within 300 days of the consummation of the sale of the stock pursuant to our bank credit agreement or within 365 days after the sale of the stock pursuant to the indentures for our outstanding notes) or use the proceeds to repay indebtedness. The priority of debt repayments is prescribed by the terms of our various debt agreements. Any remaining net cash proceeds would be used to make offers at par for our outstanding notes in the order provided in the note indentures. The holders of our 8% Notes have waived their rights to an offer to purchase at par for up to $300 million in cash proceeds received upon disposition of the Bucyrus common stock after paying taxes and fees, even if such proceeds have not been reinvested during the 365-day periods following the date or dates of the Company's sales of shares of Bucyrus common stock. In 2011, we have received approximately $532 million net proceeds for the disposition of our Bucyrus common stock. We anticipate using the net proceeds received from the sale of Bucyrus common stock to reinvest in our business and partially fund the Transaction, which will satisfy our obligations to reinvest the net cash proceeds.

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

As a result of our settlement with the SEC and final court decree in August 2009, for a period of three years, or such earlier time as we are able to obtain a waiver from the SEC, (i) we are no longer qualified as a "well known seasoned issuer" ("WKSI") as defined in Rule 405 of the Securities Act of 1933, and cannot take advantage of the benefits available to a WKSI, which include expedited registration and access to the capital markets, (ii) we cannot rely on the safe harbor provisions regarding forward-looking statements provided by the regulations issued under the Securities Exchange Act of 1934, and (iii) we cannot utilize Regulation A or D. However, we have an effective $1 billion multi-security shelf registration statement with the SEC that allows for easier access to the capital markets.

Cash Flows

Cash used in operations for the six months ended June 30, 2011 totaled $218.9 million, compared to cash used in operations of $240.4 million for the six months ended June 30, 2010.  The change in cash used in operations was primarily driven by cash used for working capital, partially offset by tax refunds received in the first half of 2011 and the relatively low level of income from continuing operations.

Cash provided by investing activities for the six months ended June 30, 2011 was $246.6 million, compared to $966.2 million cash provided by investing activities for the six months ended June 30, 2010.  The decrease in cash from investing activities was primarily due to proceeds from the sale of the Mining business in February 2010, partially offset by cash proceeds from the sale of Bucyrus International common stock in 2011.

Cash used in financing activities was $271.6 million for the six months ended June 30, 2011, compared to cash provided by financing activities for the six months ended June 30, 2010 of $38.0 million.  The change was primarily due to repayment of long-term debt in the six months ended June 30, 2011.

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

As of June 30, 2011, our maximum exposure to such credit guarantees was $183.6 million, including total credit guarantees issued by Terex Demag GmbH and Sichuan Changjiang Engineering Crane Co., Ltd, both part of our Cranes segment, and Genie Holdings, Inc. and its affiliates, part of our AWP segment, of $97.4 million, $46.9 million and $27.6 million, respectively.  The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years.  Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

There can be no assurance that historical credit default experience will be indicative of future results.  Our ability to recover losses experienced from our guarantees may be affected by economic conditions in effect at the time of loss.

We issue, from time to time, residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  As described in Note O – “Litigations and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $13.1 million at June 30, 2011.  We are able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of June 30, 2011, our maximum exposure pursuant to buyback guarantees was $68.6 million.  We are able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Condensed Consolidated Balance Sheet of approximately $15 million for the estimated fair value of all guarantees provided as of June 30, 2011.

There can be no assurance that our historical experience in used equipment markets will be indicative of future results.  Our ability to recover losses from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies.  The major foreign currencies, among others, in which we do business are the Euro and British Pound.  We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts.  At June 30, 2011, we had foreign exchange contracts with a notional value of $580.2 million.

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

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate swap agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over London Interbank Offer Rate (“LIBOR”).  At June 30, 2011, the floating rate was 3.08%.

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and the matters described in Note O – “Litigation and Contingencies” in the notes to the Condensed Consolidated Financial Statements.  We are insured for product liability, general liability, workers' compensation, employer's liability, property damage, intellectual property and other insurable risk required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any of our costs. However, we do not believe that these contingencies and uncertainties will, in the aggregate, have a material adverse effect on our operations. When it is probable that a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

General

As described in Note O - “Litigation and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, we are involved in various legal proceedings, including product liability, general liability, workers' compensation liability, employment, commercial and intellectual property litigation, which have arisen in the normal course of operations.

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

We believe that the allegations in the suits are without merit, and Terex, its directors and the named executives will continue to vigorously defend against them. We believe that we have acted, and continue to act, in compliance with federal securities laws and ERISA law with respect to these matters. Accordingly, on November 19, 2010, we filed a motion to dismiss the ERISA lawsuit and on January 18, 2011 we filed a motion to dismiss the securities lawsuit. These motions are currently in the briefing stage and pending before the court. The plaintiff in the stockholder derivative lawsuit has agreed with us to put this lawsuit on hold pending the outcome of the motion to dismiss in connection with the securities lawsuit.

Post-Closing Dispute with Bucyrus

We are involved in a dispute with Bucyrus regarding the calculation of the value of the net assets of the Mining business. Bucyrus has provided us with their calculation of the net asset value of the Mining business, which seeks a payment of approximately $149 million from us to Bucyrus. We believe that the Bucyrus calculation of the net asset value is incorrect and not in accordance with the terms of the definitive agreement. We have objected to Bucyrus' calculation and have provided Bucyrus with our own calculation of the net asset value, which does not require any payment from the Company to Bucyrus. We initiated a court proceeding on October 29, 2010 in the Supreme Court of the State of New York, County of New York, to enforce and protect our rights under the definitive agreement for the Mining business sale. The process for calculating the value of the net assets of the Mining business is pending the final adjudication of this court proceeding. We believe our calculation of the net asset value, which does not require any payment from the Company to Bucyrus, is correct and do not currently believe we will be required to make a future payment to Bucyrus. Therefore, we have not included the effects of the Bucyrus claim in the determination of the gain recognized in connection with the sale. While we believe Bucyrus' position is without merit and we are vigorously opposing it, no assurance can be given as to the final resolution of this dispute or that we will not ultimately be required to make a substantial payment to Bucyrus.

Powerscreen Patent Infringement Lawsuit

On December 6, 2010, we received an adverse jury verdict in the amount of approximately $16 million in a patent infringement lawsuit brought against Powerscreen International Distribution Limited (“Powerscreen”) and Terex by Metso Minerals Inc. (“Metso”) in the United States District Court for the Eastern District of New York. Metso has made a motion to also receive attorneys' fees and pre- and post-judgment interest and to receive treble damages on all such amounts. The lawsuit involved the claim by Metso that the folding side conveyor of Powerscreen screening plants violates a patent held by Metso in the United States.  We do not agree that the accused Powerscreen mobile screening plants or their folding conveyor infringe the subject patent held by Metso. These types of patent cases are very complex and we strongly believe that the verdict is contrary to both the law and the facts. Accordingly, we will be appealing the verdict and believe that we will ultimately prevail on appeal. This verdict only relates to certain models of Powerscreen mobile screening plants with the alleged infringing folding side conveyor design sold in the United States. An injunction has also been issued preventing us from marketing or selling the alleged infringing folding side conveyor in the United States. As a result, we are now selling the affected models of Powerscreen mobile screening plants with a new design. We do not expect this verdict will have a material impact on our consolidated business or overall operating results. However, the outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in us incurring significant liabilities, which could have a material adverse effect on our results of operations.

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

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which amended ASC 820, “Fair Value Measurements and Disclosures.” This guidance addresses efforts to achieve convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity's net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This guidance is effective for us in our interim and annual reporting periods beginning after December 15, 2011. We are currently evaluating the impact that adoption of the guidance will have on the determination and reporting of our financial results.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on our consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

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

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans.  We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments.  Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars.  Primary exposures include the U.S. Dollar when compared to functional currencies of our major markets, which include the Euro and British Pound. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures.  At June 30, 2011, we had foreign exchange contracts with a notional value of $580.2 million.  The fair market value of these arrangements, which represents the cost to settle these contracts, was a net gain of $3.8 million at June 30, 2011.

At June 30, 2011, we performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating (loss) income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the three months ended June 30, 2011 would not have had a significant impact on the translation effect of foreign currency exchange rate changes already included in our reported operating loss for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt.  Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary.  At June 30, 2011, approximately 40% of our debt was floating rate debt and the weighted average interest rate for all debt was approximately 7.07%.

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over LIBOR.  At June 30, 2011, the floating rate was 3.08%.

At June 30, 2011, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings effect on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at June 30, 2011 would have increased interest expense by approximately $1 million for the six months ended June 30, 2011.

Commodities Risk

Principal materials and components that we use in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. Our suppliers have struggled in some areas to keep up with our requirements. This was particularly an issue for our Construction segment, but deliveries from component suppliers had improved by the end of the second quarter. We expect that the supply disruptions experienced in the first half of this year are slowing or have been mitigated, and we expect improvements in productivity, utilization and pricing that are expected to more than offset any input cost issues that remain in the second half of 2011.

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Current and potential suppliers are evaluated on a regular basis on their ability to meet our requirements and standards. We actively manage our material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability. The inability of suppliers, especially any single source suppliers for a particular business, to deliver materials and components promptly could result in production delays and increased costs to manufacture our products. We have designed and implemented plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base to include Asian suppliers, leveraging our overall purchasing volumes to obtain favorable quantities and developing a closer working relationship with key suppliers. We continue to search for acceptable alternative supply sources and less expensive supply options on a regular basis, including improving the globalization of our supply base and using suppliers in China and India. One key Terex initiative has been developing and implementing improved capability in supply chain management, logistics and global purchasing. We are focusing on gaining efficiencies with suppliers based on our global purchasing power and resources.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2011, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2011.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors presented below entitled “We may face limitations on our ability to integrate acquired businesses, including the recently announced acquisition of Demag Cranes AG” and “We have a significant amount of debt outstanding and must comply with restrictive covenants in our debt agreements” update and replace the risk factors entitled “We may face limitations on our ability to integrate acquired businesses” and “We have debt outstanding and must comply with restrictive covenants in our debt agreements,” respectively, disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no other material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

We may face limitations on our ability to integrate acquired businesses, including the recently announced acquisition of Demag Cranes AG.

From time to time, we engage in strategic transactions involving risks, including the possible failure to successfully integrate and realize the expected benefits of such transactions, and we anticipate making additional acquisitions in the future.  On June 16, 2011, we entered into a business combination agreement with Demag Cranes AG that sets out the principal terms and the mutual understandings of the parties with respect to our offer to purchase all of the shares of Demag Cranes AG. As of July 19, 2011 (the end of the extended offer period), approximately 82% of the outstanding shares were tendered for purchase or are already owned by Terex. The completion of the offer still remains subject to merger control clearance by the European Commission.  If the purchase of Demag Cranes AG is consummated, the combined company's ability to realize the anticipated benefits of the purchase, including the expected synergies, will depend, to a large extent, on our ability to integrate the businesses of both companies.  A full integration of the companies will not be possible until a domination and profit loss transfer agreement is put in place or a squeeze out merger is implemented which could take a significant amount of time to occur.

The management of both companies will be required to devote significant attention and resources to the integration process, which may disrupt the business of either or both of the companies and, if implemented ineffectively, could preclude realization of the full benefits we expect. The risks associated with the Demag Cranes AG acquisition and our other past or future acquisitions include:

•	the business culture of the acquired business may not match well with our culture;

•	technological and product synergies, economies of scale and cost reductions may not occur as expected;

•	we may acquire or assume unexpected liabilities;

•	faulty assumptions may be made regarding the integration process;

•	unforeseen difficulties may arise in integrating operations and systems;

•	we may fail to retain, motivate and integrate key management and other employees of the acquired business;

•
higher than expected finance costs may arise due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies in any jurisdiction in which the acquired business conducts its operations; and

•	we may experience problems in retaining customers and integrating customer bases.

The successful integration of any previously acquired or newly acquired business also requires us to implement effective internal control processes in these acquired businesses.  While we believe we have successfully integrated acquisitions to date, we cannot ensure that previously acquired or newly acquired companies will operate profitably, that the intended beneficial effect from these acquisitions will be realized and that we will not encounter difficulties in implementing effective internal control processes in these acquired businesses, particularly when the acquired business operates in foreign jurisdictions and/or was privately owned.  See the risk factor entitled “We must comply with an injunction and related obligations resulting from the settlement of an SEC investigation” for additional consequences if we were to commit a violation of the reporting and internal control provisions of the federal securities laws.  In addition, to the extent that we are seeking acquisitions in machinery and industrial businesses that are significantly different from our existing operations, there will be added risks and challenges for managing and integrating these businesses.  Further, we may need to consolidate or restructure our acquired or existing facilities, which may require expenditures related to reductions in workforce and other charges resulting from the consolidations or restructurings, such as the write-down of inventory and lease termination costs. Any of the foregoing could adversely affect our business and results of operations.

Many of these factors will be outside of the combined company's control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy.  If we fail to complete the Demag Cranes AG acquisition or to achieve the anticipated benefits of the acquisition, this could have an adverse effect on the market price of our common stock.

At the closing of the acquisition of Demag Cranes AG, we will be required to pay approximately €800 million. While we believe that cash generated from operations, together with access to our bank credit facilities and cash on hand, provide adequate liquidity to complete the acquisition of Demag Cranes AG, continue to progress our internal operating initiatives and meet our operating and debt service requirements, no assurance can be given that we will have enough cash to fund our liquidity needs. If our cash flows are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness.

Failure to implement our acquisition strategy, including successfully integrating acquired businesses, could have an adverse effect on our business, financial condition and results of operations.

We have a significant amount of debt outstanding and must comply with restrictive covenants in our debt agreements.
We entered into a new credit agreement to provide for an additional new secured term loan of $750 million and $500 million of revolving credit facilities to fund a portion of the purchase price for Demag Cranes AG and to support our future working capital needs and capital expenditure plan. See Note M - “Long-Term Obligations” to our June 30, 2011 Condensed Consolidated Financial Statements for additional information on the new credit agreement.
Our total long-term debt at June 30, 2011 was $1,426.5 million, which means that our borrowings under our new credit agreement will represent significantly increased aggregate debt levels for us. Our ability to make required payments of principal and interest on our increased debt levels will depend on future performance of our combined businesses, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. In addition, both our new and our existing credit agreement contains financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. While we are currently in compliance with the financial covenants, increases in our debt or decreases in our earnings could cause us to fail to comply with these financial covenants. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our financial position, results of operation and debt service capability.

Our increased level of debt and the financial and restrictive covenants contained in our new and existing credit agreements could have important consequences on our financial position and results of operations, including increasing our vulnerability to increases in interest rates because debt under our new and existing credit agreements bear interest at variable rates.

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

TEREX CORPORATION
(Registrant)

Date:	July 29, 2011	/s/ Phillip C. Widman
Phillip C. Widman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	July 29, 2011	/s/ Mark I. Clair
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

4.6
Supplemental Indenture, dated as of February 7, 2011, to the Supplemental Indenture dated as of June 3, 2009 to the Senior Debt Indenture dated as of July 20, 2007, with HSBC Bank USA, National Association as Trustee relating to the 10.875% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated February 7, 2011 and filed with the Commission on February 10, 2011).

4.7
Supplemental Indenture, dated as of February 7, 2011, to the Supplemental Indenture dated as of November 13, 2007 to the Subordinated Debt Indenture dated as of July 20, 2007, with HSBC Bank USA, National Association as Trustee relating to the 8% Senior Subordinated Notes due 2017 (incorporated by reference to Exhibit 4.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated February 7, 2011 and filed with the Commission on February 10, 2011).

4.8
Supplemental Indenture, dated as of February 7, 2011, to the Second Supplemental Indenture dated as of June 3, 2009 to the Subordinated Debt Indenture dated as of July 20, 2007, with HSBC Bank USA, National Association as Trustee relating to the 4% Convertible Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.3 of the Form 8-K Current Report, Commission File No. 1-10702, dated February 7, 2011 and filed with the Commission on February 10, 2011).

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

10.17
Terex Corporation Amended and Restated 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 12, 2011 and filed with the Commission on May 17, 2011).

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

10.27
Credit Agreement dated as of April 30, 2011, among Terex Corporation, the Lenders named therein and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated April 30, 2011 and filed with the Commission on May 3, 2011).

10.28
Amendment No. 1 dated as of June 27, 2011, to the Credit Agreement dated as of April 30, 2011, among Terex Corporation, the Lenders named therein and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated June 27, 2011 and filed with the Commission on July 1, 2011).

10.29
Incremental Revolving Credit Assumption Agreement dated as of June 28, 2011, relating to the Credit Agreement dated as of April 30, 2011, among Terex Corporation, certain of its subsidiaries, the Lenders named therein and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated June 27, 2011 and filed with the Commission on July 1, 2011).

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

10.33
Business Combination Agreement dated June 16, 2011, among Terex Corporation, Terex Industrial Holding AG and Demag Cranes AG (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated June 16, 2011 and filed with the Commission on June 21, 2011).

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