Form 10-Q
period 2011-09-30
TEREX CORP
filed 2011-11-04
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

F O R M   10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of outstanding shares of common stock:  109.7 million as of November 1, 2011.

The Exhibit Index begins on page 69.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of September 30, 2011 unless specifically noted otherwise, and includes financial information with respect to the subsidiaries of the Company listed below (all of which are wholly-owned) which were guarantors on September 30, 2011 (the “Guarantors”) of the Company’s 4% Convertible Senior Subordinated Notes due 2015 (the "4% Convertible Notes"), its 10-7/8% Senior Notes due 2016 (the “10-7/8% Notes”) and its 8% Senior Subordinated Notes Due 2017 (the “8% Notes”).  See Note Q – “Consolidating Financial Statements” to the Company’s September 30, 2011 Condensed Consolidated Financial Statements included in this Quarterly Report. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

Guarantor Information

Guarantor	State or other jurisdiction of incorporation or organization	I.R.S. employer identification number
A.S.V., Inc.	Minnesota	41-1459569
CMI Terex Corporation	Oklahoma	73-0519810
Duvalpilot Equipment Outfitters, LLC	Florida	22-3886719
Fantuzzi Noell USA, Inc.	Illinois	36-3865231
Genie Financial Services, Inc.	Washington	91-1712115
Genie Holdings, Inc.	Washington	91-1666966
Genie Industries, Inc.	Washington	91-0815489
Genie International, Inc.	Washington	91-1975116
GFS National, Inc.	Washington	91-1959375
Hydra Platforms Mfg. Inc.	North Carolina	56-1714789
Loegering Mfg. Inc.	North Dakota	45-0310755
Powerscreen Holdings USA Inc.	Delaware	61-1265609
Powerscreen International LLC	Delaware	61-1340898
Powerscreen North America Inc.	Delaware	61-1340891
Powerscreen USA, LLC	Kentucky	31-1515625
Schaeff Incorporated	Iowa	42-1097891
Schaeff of North America, Inc.	Delaware	75-2852436
Spinnaker Insurance Company	Vermont	03-0372517
Terex Advance Mixer, Inc.	Delaware	06-1444818
Terex Aerials, Inc.	Wisconsin	39-1028686
Terex Financial Services, Inc.	Delaware	45-0497096
Terex USA, LLC	Delaware	75-3262430
Terex South Dakota, Inc.	South Dakota	41-1603748
Terex Utilities, Inc.	Oregon	93-0557703
Terex Washington, Inc.	Washington	91-1499412

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Uncertainties.”  In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

•	Our business is cyclical and weak general economic conditions affect the sales of our products and financial results;

•	our ability to successfully integrate acquired businesses, including the recent acquisition of Demag Cranes AG;

•	our ability to access the capital markets to raise funds and provide liquidity;

•	our business is sensitive to government spending;

•	our business is very competitive and is affected by our cost structure, pricing, product initiatives and other actions taken by competitors;

•	the effects of operating losses;

•	a material disruption to one of our significant facilities;

•	our retention of key management personnel;

•	the financial condition of suppliers and customers, and their continued access to capital;

•	our providing financing and credit support for some of our customers;

•	we may experience losses in excess of recorded reserves;

•	our ability to obtain parts and components from suppliers on a timely basis at competitive prices;

•	our ability to timely manufacture and deliver products to customers;

•	the need to comply with restrictive covenants contained in our debt agreements;

•	our ability to generate sufficient cash flow to service our debt obligations and operate our business;

•	our business is global and subject to changes in exchange rates between currencies, regional economic conditions and trade restrictions;

•	our international operations are subject to a number of potential risks, including changing regulatory environments and political instability;

•	difficulties in managing and expanding into developing markets;

•	possible work stoppages and other labor matters;

•	compliance with applicable laws and regulations; particularly environmental and tax laws and regulations;

•	litigation, product liability claims, patent claims, class action lawsuits and other liabilities;

•	our ability to comply with an injunction and related obligations resulting from the settlement of an investigation by the United States Securities and Exchange Commission (“SEC”);

•	our implementation of a global enterprise system and its performance; and

•	other factors.

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
TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$1,803.6	$1,075.8	$4,548.0	$3,091.6
Cost of goods sold	(1,528.0)	(911.9)	(3,890.3)	(2,674.3)
Gross profit	275.6	163.9	657.7	417.3
Selling, general and administrative expenses	(223.0)	(160.3)	(607.6)	(490.6)
Income (loss) from operations	52.6	3.6	50.1	(73.3)
Other income (expense)
Interest income	3.2	2.8	8.3	5.9
Interest expense	(37.1)	(36.1)	(93.2)	(107.4)
Loss on early extinguishment of debt	(1.4)	—	(7.7)	—
Other income (expense) – net	50.0	(21.5)	136.5	(25.9)
Income (loss) from continuing operations before income taxes	67.3	(51.2)	94.0	(200.7)
(Provision for) benefit from income taxes	(34.2)	(38.6)	(56.5)	21.9
Income (loss) from continuing operations	33.1	(89.8)	37.5	(178.8)
(Loss) income from discontinued operations – net of tax	—	(3.4)	5.8	(7.1)
(Loss) gain on disposition of discontinued operations – net of tax	—	(1.5)	(0.5)	593.9
Net income (loss)	33.1	(94.7)	42.8	408.0
Net loss (income) attributable to noncontrolling interest	3.8	(1.1)	5.3	(4.2)
Net income (loss) attributable to Terex Corporation	$36.9	$(95.8)	$48.1	$403.8
Amounts attributable to Terex Corporation common stockholders:
Income (loss) from continuing operations	$36.9	$(90.9)	$42.8	$(183.0)
(Loss) income from discontinued operations – net of tax	—	(3.4)	5.8	(7.1)
(Loss) gain on disposition of discontinued operations – net of tax	—	(1.5)	(0.5)	593.9
Net income (loss) attributable to Terex Corporation	$36.9	$(95.8)	$48.1	$403.8
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.34	$(0.84)	$0.39	$(1.68)
(Loss) income from discontinued operations – net of tax	—	(0.03)	0.05	(0.07)
(Loss) gain on disposition of discontinued operations – net of tax	—	(0.01)	—	5.47
Net income (loss) attributable to Terex Corporation	$0.34	$(0.88)	$0.44	$3.72
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.33	$(0.84)	$0.38	$(1.68)
(Loss) income from discontinued operations – net of tax	—	(0.03)	0.05	(0.07)
(Loss) gain on disposition of discontinued operations – net of tax	—	(0.01)	—	5.47
Net income (loss) attributable to Terex Corporation	$0.33	$(0.88)	$0.43	$3.72
Weighted average number of shares outstanding in per share calculation
Basic	109.6	108.8	109.5	108.6
Diluted	110.3	108.8	110.8	108.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$684.9	$894.2
Investments in marketable securities	2.7	521.4
Trade receivables (net of allowance of $43.2 and $46.8 at September 30, 2011 and December 31, 2010, respectively)	1,202.3	782.5
Inventories	1,893.5	1,448.7
Deferred taxes	124.3	23.4
Other current assets	264.1	298.7
Total current assets	4,171.8	3,968.9
Non-current assets
Property, plant and equipment - net	879.3	573.5
Goodwill	1,302.7	492.9
Intangible assets - net	528.3	140.4
Deferred taxes	64.1	90.5
Other assets	380.5	250.2
Total assets	$7,326.7	$5,516.4

Liabilities and Stockholders' Equity
Current liabilities
Notes payable and current portion of long-term debt	$74.6	$346.8
Trade accounts payable	804.6	570.0
Accrued compensation and benefits	247.4	128.5
Accrued warranties and product liability	103.9	86.4
Customer advances	214.6	95.8
Income taxes payable	234.4	186.8
Other current liabilities	343.9	259.9
Total current liabilities	2,023.4	1,674.2
Non-current liabilities
Long-term debt, less current portion	2,242.0	1,339.5
Retirement plans and other	792.5	391.3
Total liabilities	5,057.9	3,405.0
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 121.8 and 121.2 shares at September 30, 2011 and December 31, 2010, respectively	1.2	1.2
Additional paid-in capital	1,272.4	1,264.2
Retained earnings	1,364.8	1,316.7
Accumulated other comprehensive income	(47.9)	100.4
Less cost of shares of common stock in treasury – 13.0 and 13.1 shares at September 30, 2011 and December 31, 2010, respectively	(598.8)	(599.3)
Total Terex Corporation stockholders’ equity	1,991.7	2,083.2
Noncontrolling interest	277.1	28.2
Total stockholders' equity	2,268.8	2,111.4
Total liabilities and stockholders’ equity	$7,326.7	$5,516.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2011	2010
Operating Activities of Continuing Operations
Net income	$42.8	$408.0
Adjustments to reconcile net income to net cash used in operating activities of continuing operations:
Discontinued operations	(5.3)	(586.8)
Depreciation and amortization	89.3	74.3
Deferred taxes	(17.5)	106.4
Gain on sale of assets	(172.0)	(1.4)
Stock-based compensation expense	18.3	28.1
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(193.8)	(157.6)
Inventories	(145.3)	(206.5)
Trade accounts payable	101.5	32.0
Other assets and liabilities	73.9	(213.6)
Other operating activities, net	96.9	48.3
Net cash used in operating activities of continuing operations	(111.2)	(468.8)
Investing Activities of Continuing Operations
Capital expenditures	(63.6)	(36.9)
Acquisition of businesses, net of cash acquired	(1,013.5)	—
Proceeds from disposition of discontinued operations	0.5	1,002.0
Investments in derivative securities	(16.1)	(21.1)
Proceeds from sale of assets	537.0	7.3
Other investing activities, net	(2.2)	(4.7)
Net cash (used in) provided by investing activities of continuing operations	(557.9)	946.6
Financing Activities of Continuing Operations
Principal repayments of long-term debt	(297.6)	(2.0)
Proceeds from issuance of long-term debt	740.6	—
Net borrowings (repayments) under revolving line of credit agreements	33.5	(25.5)
Payment of debt issuance costs	(25.8)	(7.1)
Purchase of noncontrolling interest	—	(12.9)
Distributions to noncontrolling interest	—	(3.4)
Other financing activities, net	4.9	—
Net cash provided by (used in) financing activities of continuing operations	455.6	(50.9)
Cash Flows from Discontinued Operations
Net cash used in operating activities of discontinued operations	—	(53.1)
Net cash provided by investing activities of discontinued operations	—	0.1
Net cash used in financing activities of discontinued operations	—	—
Net cash used in discontinued operations	—	(53.0)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	4.2	9.2
Net (Decrease) Increase in Cash and Cash Equivalents	(209.3)	383.1
Cash and Cash Equivalents at Beginning of Period	894.2	971.2
Cash and Cash Equivalents at End of Period	$684.9	$1,354.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)
NOTE A – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2010 has been derived from the audited Consolidated Balance Sheet as of that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

Cash and cash equivalents at September 30, 2011 and December 31, 2010 include $16.1 million and $16.3 million, respectively, which was not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

On August 16, 2011, the Company acquired a majority interest in the shares of Demag Cranes AG. The results of Demag Cranes AG comprise the Material Handling & Port Solutions (“MHPS”) segment since the date of acquisition. See Note H - “Acquisitions.”

Reclassification. Certain prior year amounts have been reclassified to conform to the current year’s presentation. Effective July 1, 2011, the Company's bridge inspection equipment, which was formerly included in the Construction segment, is now included in the Aerial Work Platforms (“AWP”) segment.

Recent Accounting Pronouncements.  In October 2009, the Financial Accounting Standards Board (the“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amended Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting.  In an arrangement with multiple deliverables, the delivered item(s) shall be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis.  Items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

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

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”).  This amendment requires new disclosures, including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements.  It also clarified guidance related to determining the appropriate classes of assets and liabilities and the information to be provided for valuation techniques used to measure fair value.  This guidance with respect to Level 3 fair value measurements is effective for the Company in its interim and annual reporting periods beginning after December 15, 2010.  Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations,” (“ASU 2010-29”). The amendments in this update clarify the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which amended ASC 820, “Fair Value Measurements and Disclosures.” This guidance addresses efforts to achieve convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity's net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This guidance is effective for the Company in its interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the impact that adoption of the guidance will have on the determination and reporting of its financial results.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In September 2011, the FASB issued ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350),” (“ASU 2011-08”). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. The Company elected to early adopt this accounting guidance at the beginning of its fourth quarter of 2011 on a prospective basis for goodwill impairment tests. The Company anticipates that the adoption of this standard will not have a significant impact on the determination or reporting of its financial results.

Accounts Receivable and Allowance for Doubtful Accounts.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical customer review and current financial conditions.  The Company reviews its allowance for doubtful accounts at least quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectibility.  All other balances are reviewed on a pooled basis by type of receivable.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  There can be no assurance that the Company’s historical accounts receivable collection experience will be indicative of future results.  The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note O - “Litigation and Contingencies.”  Substantially all receivables were trade receivables at September 30, 2011 and December 31, 2010.

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value.  Future cash flow projections include assumptions for future sales levels and the level of working capital needed to support each business.  The Company uses data developed by business segment management as well as macroeconomic data in making these calculations.  The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset.  The Company recognized $1.7 million and $9.6 million of asset impairments for the three and nine months ended September 30, 2010, respectively of which $1.7 million and $8.0 million, respectively was recognized as part of restructuring costs.  The Company recognized asset impairments of $2.1 million and $11.1 million for the three and nine months ended September 30, 2011, respectively of which $2.1 million and $2.2 million, respectively were recognized as part of restructuring costs.  See Note L – “Restructuring and Other Charges.”

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Nine Months Ended
September 30, 2011
Balance at beginning of period	$103.0
Accruals for warranties issued during the period	56.7
Changes in estimates	3.0
Settlements during the period	(57.5)
Acquisition	24.7
Foreign exchange effect/other	(1.3)
Balance at end of period	$128.6

NOTE B – BUSINESS SEGMENT INFORMATION

Terex is a diversified global equipment manufacturer of a variety of machinery products. The Company is focused on delivering reliable, customer-driven solutions for a wide range of commercial applications, including the construction, infrastructure, quarrying, mining, shipping, transportation, refining, energy and utility industries. The Company operates in five reportable segments: (i) AWP; (ii) Construction; (iii) Cranes; (iv) MHPS; and (v) Materials Processing (“MP”).

The AWP segment designs, manufactures, refurbishes, services and markets aerial work platform equipment, telehandlers, light towers, bridge inspection equipment and utility equipment as well as their related replacement parts and components. Customers use AWP products to construct and maintain industrial, commercial and residential buildings and facilities, construct and maintain utility and telecommunication lines, trim trees, in construction and foundation drilling applications and for other commercial operations, as well as in a wide range of infrastructure projects. Additionally, the Company owns a majority of the North American distribution channel for its utility products group. Effective July 1, 2011, the Company's bridge inspection equipment, which was formerly included in the Construction segment, is now included in the AWP segment.

The Construction segment designs, manufactures and markets heavy and compact construction equipment, as well as roadbuilding equipment, including asphalt and concrete equipment and landfill compactors as well as their related replacement parts and components. Customers use these products in construction and infrastructure projects to build roads and bridges and in quarrying and mining operations.

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

The MHPS segment designs, manufactures, services and markets industrial cranes, crane components, harbor cranes and terminal automation technology. The segment operates an extensive global sales and service network. Customers use these products for material handling at manufacturing and port facilities. This segment information is included from August 16, 2011, the date of acquisition of a majority interest in the shares of Demag Cranes AG. See Note H - “Acquisitions.”

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

Business segment information is presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Sales
AWP	$448.7	$282.2	$1,312.6	$733.5
Construction	395.4	284.7	1,096.6	765.0
Cranes	543.6	368.7	1,406.0	1,231.5
MHPS	256.0	—	256.0	—
MP	171.1	143.6	512.0	387.3
Corporate and Other / Eliminations	(11.2)	(3.4)	(35.2)	(25.7)
Total	$1,803.6	$1,075.8	$4,548.0	$3,091.6
Income (loss) from Operations
AWP	$27.0	$14.0	$60.1	$(8.2)
Construction	(6.4)	(7.7)	(15.6)	(47.7)
Cranes	25.9	3.9	(30.6)	17.8
MHPS	(2.6)	—	(2.6)	—
MP	12.4	10.3	45.8	19.2
Corporate and Other / Eliminations	(3.7)	(16.9)	(7.0)	(54.4)
Total	$52.6	$3.6	$50.1	$(73.3)

	September 30, 2011	December 31, 2010
Identifiable Assets
AWP	$888.2	$837.2
Construction	1,263.9	1,186.8
Cranes	2,251.0	2,227.8
MHPS	2,354.2	—
MP	932.7	913.2
Corporate and Other / Eliminations	(363.3)	351.4
Total	$7,326.7	$5,516.4

NOTE C – INCOME TAXES

During the three months ended September 30, 2011, the Company recognized income tax expense of $34.2 million on income of $67.3 million, an effective tax rate of 50.8% as compared to income tax expense of $38.6 million on a loss of $51.2 million, an effective tax rate of negative 75.4%, for the three months ended September 30, 2010.  During the nine months ended September 30, 2011, the Company recognized income tax expense of $56.5 million on income of $94.0 million, an effective tax rate of 60.1% as compared to an income tax benefit of $21.9 million on a loss of $200.7 million, an effective tax rate of 10.9%, for the nine months ended September 30, 2010.  The higher tax rate recorded in 2011, compared to statutory tax rates, was mainly due to losses not benefited for tax purposes, non-tax deductible expenses incurred to acquire Demag Cranes and the enactment of a statutory income tax rate reduction in the U.K. The Company does not recognize tax benefits for losses where it is not more likely than not, based on the weight of current objective evidence, that the losses will be used in the future. When income from continuing operations before income tax (instead of loss from continuing operations before income tax) is reported, tax expense items increase the effective tax rate and tax benefit items decrease the effective tax rate.

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

The Company evaluates each quarter whether it is reasonably possible that material changes to its uncertain tax position liability could occur in the next twelve months.  It is hard to predict which uncertain tax positions, if any, may be challenged by tax authorities. The timing and impact of income tax audits and their resolution is highly uncertain.  New laws and judicial decisions can change assessments concerning technical merit and measurement.  It is not possible to determine with any degree of certainty the amounts or periods in which changes to reserves for uncertain tax positions will occur.  Changes may occur as a result of uncertain tax positions being considered effectively settled, re-measured, paid, as the result of a change in the accounting rules, tax law or judicial decision, or due to the expiration of the relevant statute of limitations.  At this time, the Company does not believe there will be significant changes to the uncertain tax liability over the next twelve months.

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

Except for the U.S. subsidiaries of Demag Cranes AG, the Company does not provide for foreign income and withholding, U.S. federal, or state income taxes or tax benefits on the undistributed earnings of its foreign subsidiaries because such earnings are reinvested and, in the Company's opinion, will continue to be reinvested indefinitely. The Company reviews its plan to indefinitely reinvest on a quarterly basis. In making its decision to indefinitely reinvest, the Company evaluates its plans of reinvestment, its ability to control repatriation, and the need, if any, to repatriate funds to support U.S. operations. If the assessment of the Company with respect to earnings of foreign subsidiaries changes, deferred U.S. income taxes, foreign income taxes, and foreign withholding taxes may have to be accrued. The Company records deferred tax assets and liabilities on the temporary differences between the financial statement basis and the tax basis in the investment in subsidiaries when such deferred taxes are required to be recognized. Where appropriate, the Company does not accrue deferred income taxes on the temporary difference between book and tax basis in domestic subsidiaries. At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the investment in subsidiaries is not practical.

With the exception of goodwill, the Company recorded deferred taxes on differences between the book and tax bases of Demag Cranes AG assets and liabilities acquired. In general, acquired goodwill is not amortized and not deductible for tax purposes. The Company is evaluating whether deferred income taxes should be provided for either undistributed earnings of Demag Cranes AG companies or temporary differences related to the investments in various Demag Cranes AG subsidiaries that existed on August 16, 2011. Based on the Company's current assessment, it believes, with the exception of the Demag Cranes AG investment in its U.S. subsidiaries, that such amounts remain indefinitely reinvested and that deferred taxes do not need to be provided. The Company has determined that the temporary difference related to the Demag Cranes AG investment in its U.S. subsidiaries is no longer indefinitely reinvested.  As a result, a deferred tax liability of $44.0 million has been recognized.

NOTE D – DISCONTINUED OPERATIONS

On February 19, 2010, the Company completed the disposition of its Mining business to Bucyrus International, Inc. (“Bucyrus”)
and received approximately $1 billion in cash and approximately 5.8 million shares of Bucyrus common stock.  Following this transaction, the Company has invested in its current businesses and focused on products and services where it can maintain and build a strong market presence.  The products divested by the Company in the transaction included hydraulic mining excavators, high capacity surface mining trucks, track and rotary blasthole drills, drill tools and highwall mining equipment, as well as the related parts and aftermarket service businesses, including the Company-owned distribution locations.  The Company recorded a cumulative gain on the sale of its Mining business of approximately $606 million, net of tax through September 30, 2011.  The Company is involved in a dispute with Bucyrus regarding the calculation of the value of the net assets of the Mining business.  Bucyrus has provided the Company with their calculation of the net asset value of the Mining business, which seeks a payment of approximately $149 million from the Company to Bucyrus.  The Company believes that the Bucyrus calculation of the net asset value is incorrect and not in accordance with the terms of the sale and purchase agreement.  The Company has objected to Bucyrus’ calculation and has provided Bucyrus with its calculation of the net asset value, which does not require any payment from the Company to Bucyrus.  The Company initiated a court proceeding on October 29, 2010 in the Supreme Court of the State of New York, County of New York, to enforce and protect its rights under the sale and purchase agreement.  The process for calculating the value of the net assets of the Mining business is pending the final adjudication of this court proceeding.

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

During the three months ended September 30, 2011, the Company sold approximately 2.6 million shares of Bucyrus common stock for net proceeds of $238.7 million, resulting in a gain of $76.2 million, which was recorded in Other income (expense) in the Condensed Consolidated Statement of Income. During the nine months ended September 30, 2011, the Company sold approximately 5.8 million shares of Bucyrus common stock for net proceeds of $531.8 million, resulting in a gain of $167.8 million, which was recorded in Other income (expense) in the Condensed Consolidated Statement of Income. As of September 30, 2011, the Company had no shares of Bucyrus stock remaining.

In March 2010, the Company sold the assets of its Powertrain gears business and pumps business, which were formerly part of the Construction segment.  Total proceeds on the sale of these businesses were approximately $2 million.

On March 10, 2010, the Company entered into an agreement to sell all of its Atlas heavy construction equipment and knuckle-boom crane business (collectively “Atlas”) to Atlas Maschinen GmbH (“Atlas Maschinen”).  Fil Filipov, a former Terex executive and the father of Steve Filipov, the Company’s President, Developing Markets and Strategic Accounts, is the Chairman of Atlas Maschinen.  The Atlas product lines divested in the transaction included crawler, wheel and rail excavators, knuckle-boom truck loader cranes and Terex ® Atlas branded material handlers.  The transaction also includes the Terex Atlas UK distribution business for truck loader cranes in the United Kingdom and the Terex minority ownership position in an Atlas Chinese joint venture.  The Atlas business was previously reported in the Construction segment, with the exception of the knuckle-boom truck loader cranes business, which was reported in the Cranes segment.  On April 15, 2010, the Company completed the portion of this transaction related to the Atlas operations in Germany and completed the portion of the transaction related to the operations in the United Kingdom on August 11, 2010.  The Company recorded a cumulative loss on the sale of Atlas of approximately $17 million, net of tax, through September 30, 2011.

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Income (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$—	$—	$—	$157.7
Loss from discontinued operations before income taxes	$—	$(0.2)	$(0.1)	$(9.6)
(Provision for) benefit from income taxes	—	(3.2)	5.9	2.5
(Loss) income from discontinued operations – net of tax	$—	$(3.4)	$5.8	$(7.1)

(Loss) gain on disposition of discontinued operations	$—	$2.1	$(2.8)	$839.7
Benefit from (provision for) income taxes	—	(3.6)	2.3	(245.8)
(Loss) gain on disposition of discontinued operations – net of tax	$—	$(1.5)	$(0.5)	$593.9

During the nine months ended September 30, 2011, a tax benefit of $5.9 million was recognized in discontinued operations for the effective settlement and re-measurement of certain Australian uncertain tax positions of the Mining business in relation to 2008 and prior years. During the nine months ended September 30, 2011, the Company recorded a $0.5 million loss on the sale of its Mining business. No assets and liabilities were remaining in discontinued operations entities in the Condensed Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010.

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss) from continuing operations attributable to Terex Corporation common stockholders	$36.9	$(90.9)	$42.8	$(183.0)
Income (loss) from discontinued operations-net of tax	—	(3.4)	5.8	(7.1)
Gain on disposition of discontinued operations-net of tax	—	(1.5)	(0.5)	593.9
Net income (loss) attributable to Terex Corporation	$36.9	$(95.8)	$48.1	$403.8
Basic shares:
Weighted average shares outstanding	109.6	108.8	109.5	108.6
Earnings per share - basic:
Income (loss) from continuing operations	$0.34	$(0.84)	$0.39	$(1.68)
Income (loss) from discontinued operations-net of tax	—	(0.03)	0.05	(0.07)
Gain (loss) on disposition of discontinued operations-net of tax	—	(0.01)	—	5.47
Net income (loss) attributable to Terex Corporation	$0.34	$(0.88)	$0.44	$3.72
Diluted shares:
Weighted average shares outstanding	109.6	108.8	109.5	108.6
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	0.7	—	1.3	—
Diluted weighted average shares outstanding	110.3	108.8	110.8	108.6
Earnings per share - diluted:
Income (loss) from continuing operations	$0.33	$(0.84)	$0.38	$(1.68)
Income (loss) from discontinued operations-net of tax	—	(0.03)	0.05	(0.07)
Gain on disposition of discontinued operations-net of tax	—	(0.01)	—	5.47
Net income (loss) attributable to Terex Corporation	$0.33	$(0.88)	$0.43	$3.72

The following table provides information to reconcile amounts reported on the Condensed Consolidated Statement of Income to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions):
Noncontrolling Interest Attributable to Common Stockholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income (loss) from continuing operations	$33.1	$(89.8)	$37.5	$(178.8)
Noncontrolling interest attributed to (income) loss from continuing operations	3.8	(1.1)	5.3	(4.2)
Income (loss) from continuing operations attributable to common stockholders	$36.9	$(90.9)	$42.8	$(183.0)

Weighted average options to purchase 0.2 million shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during the three and nine months ended September 30, 2011, and weighted average options to purchase 0.5 million and 0.6 million shares of Common Stock were outstanding during the three and nine months ended September 30, 2010, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 0.2 million shares were outstanding during the three and nine months ended September 30, 2011 and weighted average restricted stock awards of 1.3 million and 1.4 million were outstanding during the three and nine months ended September 30, 2010, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance.  ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

The 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”) described in Note M – “Long-Term Obligations” are dilutive to the extent the volume-weighted average price of the Common Stock for the period evaluated was greater than $16.25 per share and earnings from continuing operations were positive. The volume-weighted average price of the Common Stock was not greater than $16.25 per share for the three and nine months ended September 30, 2011 and therefore no shares were contingently issuable during such periods. The number of shares that were contingently issuable for the 4% Convertible Notes during the three and nine months ended September 30, 2010 was 2.4 million, but were not included in the computation of diluted shares because the effect would have been anti-dilutive.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	September 30, 2011	December 31, 2010
Finished equipment	$491.5	$494.6
Replacement parts	223.6	228.9
Work-in-process	592.6	298.5
Raw materials and supplies	585.8	426.7
Inventories	$1,893.5	$1,448.7

Reserves for lower of cost or market value, excess and obsolete inventory were $113.5 million and $106.7 million at September 30, 2011 and December 31, 2010, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	September 30, 2011	December 31, 2010
Property	$123.2	$78.4
Plant	458.8	316.8
Equipment	691.8	527.1
Property, plant and equipment – gross	1,273.8	922.3
Less: Accumulated depreciation	(394.5)	(348.8)
Property, plant and equipment – net	$879.3	$573.5

NOTE H - ACQUISITIONS

2011 Acquisitions

Demag Cranes AG Acquisition

On August 16, 2011, the Company acquired approximately 81% of the shares of Demag Cranes AG at a price of €45.50 per share, for total cash consideration of approximately $1.1 billion, bringing the Company's ownership to 82%. Demag Cranes AG is active in the development, planning, production, distribution, and marketing of industrial cranes and hoists and port technology, as well as the provision of services in these areas. Demag Cranes AG’s business is highly complementary to the Company's existing business both in terms of product and geographical fit. The acquisition of Demag Cranes AG is consistent with the Company's strategy to expand its position as a globally active manufacturer of machinery and industrial products in niche market segments.

Net Assets Acquired
The Company has applied purchase accounting to Demag Cranes AG and the results of operations are included in the Company's consolidated financial statements following the acquisition date. The application of purchase accounting under ASC 805 requires the recognition and measurement of the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The net assets and liabilities of Demag Cranes AG were recorded at their estimated fair value using Level 3 inputs. The noncontrolling interest was recorded at fair value using Level 1 inputs. See Note K - “Fair Value Measurements,” for an explanation of Level 1 and 3 inputs. In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans, and appropriate discount and growth rates. The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the date of this filing to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price adjustments as soon as practicable but no later than one-year from the acquisition date.

The Company has not identified any material unrecorded pre-acquisition contingencies where the related asset, liability or impairment is probable and the amount can be reasonably estimated. Prior to the end of the purchase price allocation period, if information becomes available which would indicate it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may cause adjustment to goodwill.

The acquisition date fair value of the Company's 1% ownership of Demag Cranes AG held before August 16, 2011 was $14.6 million. The Company recognized a net gain of $3.0 million as a result of remeasuring to fair value its 1% ownership of Demag Cranes AG held before the business combination. The net gain is included in Other income (expense) - net in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2011. The valuation techniques used to measure the acquisition date fair value of the shares held immediately before the business combination was quoted market prices.

The fair value of the noncontrolling interest in Demag Cranes AG at the acquisition date was $251.2 million. The valuation techniques and significant inputs used to measure the fair value of the noncontrolling interest was quoted market prices.

The following table summarizes the preliminary estimated fair values of the Demag AG assets acquired and liabilities assumed and related deferred income taxes as of acquisition date (in millions).

Assets acquired
Current assets	$853.0
Property, plant and equipment	333.1
Intangible assets not subject to amortization	125.0
Intangible assets subject to amortization	300.5
Other assets	50.5
Goodwill	865.4
Total assets acquired	2,527.5

Liabilities assumed
Current liabilities, excluding current portion of long-term debt	502.3
Long-term debt	169.5
Postemployment benefit obligation	182.6
Other noncurrent liabilities	283.0
Total liabilities assumed	1,137.4
Net assets acquired	$1,390.1

Goodwill of $865.4 million, resulting from the acquisition of a majority interest in Demag Cranes AG was assigned to the newly created MHPS segment. Goodwill consists of intangible assets that do not qualify for separate recognition which includes assembled workforce. As part of the final valuation of the acquisition, the Company will determine which entities and to what extent the benefit of the acquisition applies and, as required by U.S. GAAP, record the appropriate intangibles and goodwill to each entity. The purchased intangibles and goodwill are not deductible for tax purposes. However, purchase accounting allows for the establishment of deferred tax liabilities on purchased intangibles (other than goodwill) that will be reflected as a tax benefit on the Company's future Consolidated Statements of Income in proportion to and over the amortization period of the related intangible asset.
The following table summarizes the identifiable definite-lived intangible assets acquired (in millions):

	Weighted Average Life (in years)	Gross Carrying Amount
Definite-lived intangible assets:
Technology	6	$39.1
Customer relationships	16	248.6
In process research and development	5	12.8
Total definite-lived intangible assets		$300.5
The following table summarizes the identifiable indefinite-lived intangible assets acquired (in millions):

Gross Carrying Amount
Indefinite-lived intangible assets:
Trade names	$125.0

Demag Cranes AG maintained change-in-control provisions with its employees that allowed for enhanced severance and benefit payments. Included in the assets acquired and liabilities assumed above are severance accruals of approximately $4.1 million. These severance payments are expected to be paid by December 31, 2011.

Acquisition-Related Expenses
The Company has incurred transaction costs directly related to the Demag Cranes AG acquisition of $14.2 million and $16.2 million for the three months ended and the nine months ended September 30, 2011, respectively, which is recorded in Other income (expense) - net.

Unaudited Actual and Pro Forma Information
The Company’s consolidated Net sales and Net (loss) income from August 16, 2011 through September 30, 2011 includes $256.0 million and $35.4 million, respectively, related to the Demag Cranes AG business.

The following unaudited pro forma information has been presented as if the Demag Cranes AG transaction occurred on January 1, 2010. This information is based on historical results of operations, adjusted for acquisition accounting adjustments, and is not necessarily indicative of what the results would have been had the Company operated the business since January 1, 2010, nor does it intend to be a projection of future results. No pro forma adjustments have been made for the Company's incremental transaction costs or other transaction-related costs.

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$1,910.1	$1,335.3	$5,336.5	$3,916.4
Net (loss) income attributable to Terex Corporation	$(49.3)	$(112.1)	$(64.3)	$349.6
Basic earnings (loss) per share attributable to Terex Corporation common stockholders	$(0.45)	$(1.03)	$(0.59)	$3.22
Diluted earnings (loss) per share attributable to Terex Corporation common stockholders	$(0.45)	$(1.03)	$(0.59)	$3.22
The fiscal year-ends for the Company and Demag Cranes AG are different. Demag Cranes AG fiscal year end is September 30. The information presented is for the three and nine month periods for the respective company's fiscal years. The results of Demag Cranes AG for the three and nine month periods ended June 30, 2011 and 2010 were used in these computations.

Other 2011 Acquisitions

In May 2011, the Company completed a small acquisition in the MP segment that had an aggregate purchase price of less than $5 million. In October 2011, the Company completed a small acquisition in the AWP segment that had an aggregate purchase price of less than $25 million. These acquisitions did not have a material impact on the Company's financial results.

2010 Acquisitions

The Company completed small acquisitions and investments in consolidated and unconsolidated entities during 2010 in the AWP, Cranes and MP segments that, taken together, had an aggregate purchase price of less than $35 million. These acquisitions and investments did not have a material impact on the Company’s financial results either individually or in the aggregate.

NOTE I – GOODWILL

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	Aerial Work Platforms	Construction	Cranes	Materials Handling & Port Solutions	Materials Processing	Total
Balance at December 31, 2010, gross	$149.6	$438.8	$212.4	$—	$196.9	$997.7
Accumulated impairment	(42.8)	(438.8)	—	—	(23.2)	(504.8)
Balance at December 31, 2010, net	106.8	—	212.4	—	173.7	492.9
Acquisitions	—	—	—	865.4	1.9	867.3
Foreign exchange effect and other	(0.1)	—	(1.3)	(55.9)	(0.2)	(57.5)
Balance at September 30, 2011, gross	149.5	438.8	211.1	809.5	198.6	1,807.5
Accumulated impairment	(42.8)	(438.8)	—	—	(23.2)	(504.8)
Balance at September 30, 2011, net	$106.7	$—	$211.1	$809.5	$175.4	$1,302.7

Due to uncertainty and short-term volatility in the cranes market, the Company reviewed the Cranes reporting unit at September 30, 2011 to determine if the results would be significantly different from its annual October 1 test.  The Cranes reporting unit's fair value exceeded its carrying value by approximately 32%.

The Company did not find evidence of impairment at September 30, 2011, but will continue to monitor the performance of the Cranes reporting unit and update the test as circumstances warrant.  If the Cranes reporting unit is unable to achieve its projected cash flows, the outcome of any prospective tests may result in the Company recording goodwill impairment charges in future periods.

The amount of goodwill in the Cranes reporting unit was $211.1 million as of September 30, 2011.

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

In November 2007, the Company entered into an interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment.  At September 30, 2011, the Company had $400.0 million notional amount of this interest rate swap agreement outstanding, which matures in 2017.  The fair market value of this swap at September 30, 2011 and December 31, 2010 was a gain of $46.1 million and $39.3 million, respectively, which is recorded in Other assets.

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

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At September 30, 2011, the Company had $566.1 million notional amount of currency exchange forward contracts outstanding, most of which mature on or before September 30, 2012.  The fair market value of these contracts at September 30, 2011 was a net loss of $4.2 million.  At September 30, 2011, $504.7 million notional amount ($4.2 million of fair value losses) of these forward contracts have been designated as, and are effective as, cash flow hedges of specifically identified transactions.  During 2011 and 2010, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

The Company entered into a stockholders agreement with Bucyrus that contained certain restrictions, including providing for Terex’s commitment that it will not directly or indirectly sell or otherwise transfer its economic interest in the shares of Bucyrus stock received by it for a period of one year, subject to certain exceptions. As a result, in order to partially mitigate the risks associated with the shares of Bucyrus stock, the Company entered into derivative contracts using a basket of stocks whose prices have historically been highly correlated with the Bucyrus stock price.  During the nine months ended September 30, 2010, the Company paid premiums of approximately $21 million to enter into derivative trades to mitigate the risk of approximately 95% of the notional value of the Bucyrus stock based on historic prices.  The one year lock-up contained in the stockholders agreement expired on February 19, 2011.  All of the derivative contracts purchased by the Company expired unexercised during the nine months ended September 30, 2011.

The Company entered into contingent participating forward foreign currency contracts to purchase up to €450.0 million in May 2011 in connection with the acquisition of Demag Cranes AG to hedge against its exposure to changes in the exchange rate for the Euro, as the acquisition purchase price was paid in Euros. Such contracts were not designated as hedging instruments. The contingent participating forward foreign currency contracts were settled during the three months ended September 30, 2011 resulting in a loss of $16.1 million recorded in Other income (expense) - net in the Condensed Consolidated Statement of Income.

The Company’s MHPS segment uses forward foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions. These contracts have not been designated as hedging instruments. The foreign exchange contracts are accounted for as financial assets or financial liabilities and measured at fair value at the balance sheet date. Changes in the fair value of derivative financial instruments are recognized as gains or losses in Cost of goods sold in the Condensed Consolidated Statement of Income.

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	September 30, 2011	December 31, 2010
Foreign exchange contracts	Other current assets	$7.9	$2.9
Interest rate contract	Other assets	46.1	39.3
Total asset derivatives		$54.0	$42.2
Liability Derivatives
Foreign exchange contracts	Other current liabilities	$12.1	$6.0
Interest rate contract	Long-term debt, less current portion	46.1	38.1
Total liability derivatives		$58.2	$44.1
Total Derivatives		$(4.2)	$(1.9)

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	September 30, 2011	December 31, 2010
Option derivative contracts	Other current assets	$—	$0.3
Foreign exchange contracts	Other current assets	$0.4	$—

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Income and Accumulated other comprehensive income (“OCI”) (in millions):

Gain Recognized on Derivatives in Income:		Three Months Ended September 30,		Nine Months Ended September 30,
Fair Value Derivatives	Location	2011	2010	2011	2010
Interest rate contract	Interest expense	$4.8	$4.7	$14.6	$14.4
(Loss) Gain Recognized on Derivatives in OCI:		Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Derivatives		2011	2010	2011	2010
Foreign exchange contracts		$(6.1)	$0.7	$(1.4)	$4.0
(Loss) Gain Reclassified from OCI into Income (Effective):		Three Months Ended September 30,		Nine Months Ended September 30,
Account		2011	2010	2011	2010
Cost of goods sold		$(1.6)	$0.9	$(5.0)	$(0.8)
Other income (expense) - net		(0.3)	(0.9)	0.7	(3.2)
Total		$(1.9)	$—	$(4.3)	$(4.0)
Gain (Loss) Recognized on Derivatives (Ineffective) in Income:		Three Months Ended September 30,		Nine Months Ended September 30,
Account		2011	2010	2011	2010
Other income (expense) - net		$(0.2)	$1.2	$0.3	$(1.8)

The following table provides the effect of derivative instruments that are not designated as hedges in the Condensed Consolidated Statement of Income and OCI (in millions):

(Loss) Gain Recognized on Derivatives not designated as hedges in Income:	Three Months Ended September 30,		Nine Months Ended September 30,
Account	2011	2010	2011	2010
Cost of good sold	$(0.3)	$—	$(0.3)	$—
Other (expense) income - net	(15.5)	(20.8)	(16.4)	(16.3)
Total	$(15.8)	$(20.8)	$(16.7)	$(16.3)

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

Unrealized net gains (losses), net of tax, included in OCI are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$2.6	$(0.6)	$(2.1)	$(3.6)
Additional gains (losses) - net	(6.3)	—	(0.6)	0.7
Amounts reclassified to earnings	0.3	0.9	(0.7)	3.2
Balance at end of period	$(3.4)	$0.3	$(3.4)	$0.3

The estimated amount of existing losses for derivative contracts recorded in OCI as of September 30, 2011 that are expected to be reclassified into earnings in the next twelve months is $3.4 million.

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

Determining which category an asset or liability falls within this hierarchy requires judgment.  The Company evaluates its hierarchy disclosures each quarter.  As discussed in Note J - “Derivative Financial Instruments,” the Company has two types of derivative instruments that it records at fair value on a recurring basis: the interest rate swap and foreign exchange contracts.  The interest rate swap is categorized under Level 2 of the hierarchy above and is recorded at September 30, 2011 and December 31, 2010 as an asset of $46.1 million and $39.3 million, respectively.  The foreign exchange contracts designated as hedging instruments are categorized under Level 1 of the hierarchy above and are recorded at September 30, 2011 and December 31, 2010 as a liability of $4.2 million and $3.3 million, respectively.  The fair values of these foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date. The fair value of the interest rate swap agreement is based on LIBOR yield curves at the reporting date.  The fair values of these contracts are based on the contract rate specified at the anticipated contracts' settlement date and quoted forward foreign exchange prices at the reporting date.

NOTE L – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions.  Given economic trends from 2008 into 2011, the Company initiated certain restructuring programs to better utilize its workforce and optimize facility utilization to match the demand for its products.

To optimize facility utilization, the Company established a restructuring program to move its crushing and screening manufacturing business from Cedar Rapids, Iowa within the MP segment to other facilities, primarily in North America. Engineering, sales and service functions for materials processing equipment currently made at the plant will be retained at the facility for the near future.  The program is expected to cost $5.7 million, which has all been incurred to date, result in reductions of approximately 186 team members and be completed during 2011.  Costs of $2.3 million and $0.1 million were charged to Cost of goods sold (“COGS”) and selling, general and administrative costs ("SG&A"), respectively, in the nine months ended September 30, 2011 for this program.

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

During the second quarter of 2011, the Company established restructuring programs within the Cranes segment to optimize facility utilization and consolidate certain manufacturing operations. These programs are expected to cost $16.6 million and result in the reduction of approximately 232 team members. This program is expected to be completed in 2011, except for certain benefits mandated by governmental agencies.  Program costs of $11.2 million and $4.2 million were charged to COGS and SG&A, respectively, during the nine months ended September 30, 2011.

During the third quarter of 2011, the Company reorganized certain areas within the Construction segment to enhance operational efficiency. The expected cost of these activities is $1.2 million and resulted in the reduction of approximately 5 team members. Costs related to this program of $0.6 million and $0.6 million were charged to COGS and SG&A, respectively, during the three and nine months ended September 30, 2011.

During the third quarter of 2011, certain areas of the MHPS segment were reorganized to better utilize the Company's workforce. The expected cost related to these activities is $4.0 million and will result in the reduction of approximately 10 team members. This program is expected to be completed within a year. Costs related to this program of $4.0 million were charged to SG&A from the date of acquisition through September 30, 2011.

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the nine months ended September 30, 2011, the cumulative amount of expenses incurred since inception and the total amount expected to be incurred  (in millions):

	Amount incurred during the nine months ended September 30, 2011	Cumulative amount incurred through September 30, 2011 and total amount expected to be incurred
AWP	$—	$23.6
Construction	1.2	38.7
Cranes	16.3	33.0
MP	2.5	13.6
MHPS	4.0	4.0
Corporate and Other	0.1	6.2
Total	$24.1	$119.1

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the nine months ended September 30, 2011, the cumulative amount of expenses incurred since inception and the total amount expected to be incurred  (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred in the nine months ended September 30, 2011	$21.5	$—	$2.6	$24.1
Cumulative amount incurred through September 30, 2011 and total amount expected to be incurred	$94.4	$10.5	$14.2	$119.1

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the nine months ended September 30, 2011 (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Restructuring reserve at December 31, 2010	$9.8	$1.6	$1.1	$12.5
Restructuring charges	21.2	—	0.1	21.3
Cash expenditures	(4.8)	—	(1.6)	(6.4)
Restructuring reserve at September 30, 2011	$26.2	$1.6	$(0.4)	$27.4

During the nine months ended September 30, 2011 and 2010, $15.2 million and $14.0 million of restructuring charges were included in COGS. In addition, during the nine months ended September 30, 2011 and 2010, $8.9 million and $7.2 million of restructuring charges were included in SG&A costs. Included in the restructuring costs for the nine months ended September 30, 2011 and September 30, 2010 are $2.2 million and $8.0 million, respectively, of asset impairments.

NOTE M – LONG-TERM OBLIGATIONS

2011 Credit Agreement

The Company entered into an amended and restated credit agreement (the “2011 Credit Agreement”) on August 5, 2011, with the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent. The 2011 Credit Agreement replaced the Company's credit agreement dated as of July 14, 2006 (“2006 Credit Agreement”), as amended. The 2006 Credit Agreement was terminated as of August 11, 2011.

The 2011 Credit Agreement provided the Company with a $460.1 million term loan and a €200.0 million term loan. The proceeds of the term loans were used, along with other cash, to pay for the shares of Demag Cranes AG and related fees and expenses. The term loans are scheduled to mature on April 28, 2017, subject to earlier maturity on March 1, 2016 if the Company's existing senior notes have not been satisfied in full prior to that time.

In addition, the 2011 Credit Agreement provides the Company with a revolving line of credit of up to $500 million. The revolving line of credit consists of $250 million of available domestic revolving loans and $250 million of available multicurrency revolving loans. The revolving lines of credit are scheduled to mature on April 29, 2016, subject to earlier maturity on March 1, 2016 if the Company's existing senior notes have not been satisfied in full prior to that time.

The 2011 Credit Agreement has incremental commitments of up to $250 million remaining, which may be extended at the option of the lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, provided that no more than $100 million of the incremental amount may be used for incremental term loan commitments.

The 2011 Credit Agreement requires the Company to comply with a number of covenants. These covenants require the Company to meet certain financial tests.

•The minimum required levels of the interest coverage ratio, as defined in the 2011 Credit Agreement, are set forth below:

Period	Ratio
August 11, 2011 through and including September 30, 2011	1.40	to	1.00
October 1, 2011 through and including December 31, 2011	1.60	to	1.00
January 1, 2012 through and including March 31, 2012	2.00	to	1.00
Thereafter	2.50	to	1.00

•The maximum permitted levels of the senior secured leverage ratio, as defined in the 2011 Credit Agreement, are set forth below:

Period	Ratio
August 11, 2011 through and including September 30, 2011	4.00	to	1.00
October 1, 2011 through and including December 31, 2011	3.50	to	1.00
January 1, 2012 through and including March 31, 2012	3.00	to	1.00
April 1, 2012 through and including June 30, 2012	2.50	to	1.00
Thereafter	2.25	to	1.00

The covenants also limit, in certain circumstances, the Company's ability to take a variety of actions, including: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; engage in acquisitions, mergers, consolidations and asset sales; and pay dividends and distributions. The 2011 Credit Agreement also contains customary events of default. The Company's future compliance with its financial covenants under the 2011 Credit Agreement will depend on its ability to generate earnings and manage its assets effectively. The 2011 Credit Agreement also has various non-financial covenants, both requiring the Company to refrain from taking certain future actions (as described above) and requiring the Company to take certain actions, such as keeping in good standing its corporate existence, maintaining insurance, and providing its bank lending group with financial information on a timely basis.

As of September 30 2011, the Company had $720.7 million in U.S. dollar and Euro denominated term loans outstanding under the 2011 Credit Agreement. The Company had no term loans outstanding as of December 31, 2010. The Company had no revolving credit amounts outstanding as of September 30, 2011 or December 31, 2010.

The 2011 Credit Agreement incorporates facilities for issuance of letters of credit up to $250 million.  Letters of credit issued under the 2011 Credit Agreement letter of credit facility decrease availability under the $500 million revolving line of credit.  As of September 30, 2011, the Company had letters of credit issued under the 2011 Credit Agreement that totaled $52.1 million.  The 2011 Credit Agreement also permits the Company to have additional letter of credit facilities up to $100 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit.  As of September 30, 2011, the Company had letters of credit issued under the additional letter of credit facilities of the 2011 Credit Agreement that totaled $2.4 million.  As of December 31, 2010, the Company had letters of credit issued under the 2006 Credit Agreement that totaled $46.6 million. As of December 31, 2010, the Company had letters of credit issued under the additional letter of credit facilities of the 2006 Credit Agreement that totaled $9.2 million.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company's availability under the 2011 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $108.7 million and $132.9 million as of September 30, 2011 and December 31, 2010, respectively.

The Company currently is subject to certain restrictions under the 2011 Credit Agreement with respect to its uses of cash, including (i) limitations in making acquisitions, (ii) repurchasing shares of its Common Stock, (iii) paying dividends, (iv) redeeming debt except with the proceeds of equity offerings and other than regularly scheduled payments of debt including debt under the 2011 Credit Agreement and, (v) incurring additional debt.

The Company and certain of its subsidiaries agreed to take certain actions to secure borrowings under the 2011 Credit Agreement.  As a result, the Company and certain of its subsidiaries entered into a Guarantee and Collateral Agreement with Credit Suisse, as collateral agent for the lenders, granting security to the lenders for amounts borrowed under the 2011 Credit Agreement.  The Company is required to (a) pledge as collateral the capital stock of the Company’s material domestic subsidiaries and 65% of the capital stock of certain of the Company’s material foreign subsidiaries, and (b) provide a first priority security interest in, and mortgages on, substantially all of the Company’s domestic assets.

Demag Cranes AG Credit Agreement

Demag Cranes AG has a bank credit agreement (“the Demag Cranes AG Credit Agreement”) which matures on November 18, 2015 to provide liquidity for Demag Cranes AG's operations. The Demag Cranes AG Credit Agreement provides multicurrency revolving lines of credit of €200.0 million, which can be used for loans or letters of credit to a sub-limit of €40.0 million. Demag Cranes AG and its material subsidiaries are jointly and severally liable under this facility. Demag Cranes AG is required to comply with two financial covenants: (i) maintain consolidated net debt to consolidated operating earnings before interest, income taxes, depreciation and amortization (“EBITDA”) as defined in the agreement, less than 2.75 times and (ii) maintain consolidated operating EBITDA to consolidated net interest payable greater than 4.0 times. In addition to customary covenants and a restriction on payment of dividends, the Demag Cranes AG Credit Agreement contains certain restrictions on transactions with the Company and its subsidiaries. In particular, Demag Cranes AG is to refrain from giving guarantees, indemnities or collateral in favor of the Company and its subsidiaries, granting loans to and entering into cash-pooling arrangements with the Company and its subsidiaries, and from taking shareholdings in or entering into reorganization transactions involving the Company and its subsidiaries. Also restricted are purchases and sales of any assets from or to the Company and its subsidiaries except at arm's length in the ordinary course of business. No joint ventures may be entered into with the Company and its subsidiaries. Other contracts and transaction in general with the Company and its subsidiaries are only permitted at arm's length in the ordinary course of business. Completion of a domination and profit and loss transfer agreement is an event of termination under the Demag Cranes AG credit agreement. As of September 30, 2011, there was $167.3 million outstanding in loans under this facility at an interest rate of 3.29%. Letters of credit issued under this facility at September 30, 2011 were $29.2 million. Undrawn availability under the Demag Cranes credit agreement was $71.2 million at September 30, 2011.

The Demag Cranes AG Credit Agreement also has a €150.0 million multicurrency letter of guarantee facility that does not reduce availability under the revolving lines of credit. The amounts drawn on these lines as of September 30, 2011 were $36.1 million. Demag Cranes AG and its subsidiaries have bilateral arrangements to issue letters of guarantee with various other financial institutions. These additional letters of credit do not reduce Demag Cranes AG's availability under the Demag Cranes AG Credit Agreement.  Demag Cranes AG had letters of credit issued under these additional arrangements of $44.4 million as of September 30, 2011.

In total, as of September 30, 2011 and December 31, 2010, the Company had letters of credit outstanding of $272.9 million and $188.8 million, respectively.

10-7/8% Senior Notes

On June 3, 2009, the Company sold and issued $300 million aggregate principal amount of Senior Notes Due 2016 (“10-7/8% Notes”) at 97.633%.  The Company used a portion of the approximately $293 million proceeds from the offering of the 10-7/8% Notes, together with a portion of the proceeds from the 4% Convertible Notes discussed below, to prepay a portion of its term loans under the 2006 Credit Agreement and to pay off the outstanding balance under the revolving credit component of the 2006 Credit Agreement.  The 10-7/8% Notes are redeemable by the Company beginning in June 2013 at an initial redemption price of 105.438% of principal amount. As a result of the Company's redemption of the 7-3/8% Notes, as of February 7, 2011, the 10-7/8% Notes are jointly and severally guaranteed by certain of the Company's domestic subsidiaries (see Note Q - “Consolidating Financial Statements”).

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

The Company, as issuer of the 4% Convertible Notes, must separately account for the liability and equity components of the 4% Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods.  The Company allocated $54.3 million of the $172.5 million principal amount of the 4% Convertible Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through June 2015.  The Company recorded a related deferred tax liability of $19.4 million on the equity component.  The balance of the 4% Convertible Notes was $135.2 million at September 30, 2011.  The Company recognized interest expense of $11.1 million on the 4% Convertible Notes for the nine months ended September 30, 2011.  The interest expense recognized for the 4% Convertible Notes will increase as the discount is amortized using the effective interest method, which accretes the debt balance over its term to $172.5 million at maturity.  Interest expense on the 4% Convertible Notes throughout its term includes 4% annually of cash interest on the maturity balance of $172.5 million plus non-cash interest expense accreted to the debt balance as described.

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

The $7.7 million in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2011 includes (a) cash payments of $3.6 million for call premiums associated with the repayment of $297.6 million of outstanding debt and (b) $4.1 million of non-cash charges for accelerated amortization of debt acquisition costs related to the redemption of the 7-3/8% notes and termination of the 2006 Credit Agreement, original issue discount and loss on a terminated swap associated with the outstanding debt, which all flow into the calculation of Net income. In preparing the Condensed Consolidated Statement of Cash Flows, the non-cash item (b) was added to Net income to reflect cash flow appropriately.

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet  (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of September 30, 2011, as follows (in millions, except for quotes):

	Book Value	Quote	FV
8% Notes	$800.0	$0.93000	$744
4% Convertible Notes (net of discount)	$135.2	$0.98000	$132
10-7/8% Notes	$295.2	$1.08000	$319
2011 Credit Agreement Term Loan (net of discount) - USD	$455.6	$0.98250	$448
2011 Credit Agreement Term Loan (net of discount) - EUR	$265.1	$0.96500	$256

The Company believes that the carrying value of its other borrowings approximates fair market value based on discounted future cash flows using rates currently available for debt of similar terms and remaining maturities.

NOTE N – RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of September 30, 2011, the Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”).  Participation in the plan for all employees has been frozen.  Participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only.  The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment.  The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service.  It is the Company’s policy generally to fund the Terex Plan based on the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).  Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds.

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

Information regarding the Company's U.S. plans, including the SERP, was as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Components of net periodic cost:
Service cost	$0.5	$0.5	$1.6	$1.5
Interest cost	2.1	2.1	6.1	6.4
Expected return on plan assets	(2.1)	(1.8)	(6.2)	(5.4)
Amortization of prior service cost	—	—	0.1	0.1
Amortization of actuarial loss	0.8	0.9	2.5	2.6
Net periodic cost	$1.3	$1.7	$4.1	$5.2

	Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Components of net periodic cost:
Interest cost	$0.1	$0.2	$0.3	$0.5
Amortization of prior service cost	—	—	—	0.1
Amortization of actuarial loss	—	—	—	0.1
Net periodic cost	$0.1	$0.2	$0.3	$0.7

The Company plans to contribute approximately $16 million to its U.S. defined benefit pension and post-retirement plans for the year ending December 31, 2011.  During the nine months ended September 30, 2011, the Company contributed $14.2 million to its U.S. defined benefit pension plans and post-retirement plans, which included a payment of approximately $10 million to eliminate the impact of potential plan restrictions.

Non-U.S. Plans – The Company maintains defined benefit plans in Germany, France, Switzerland, China, India and the United Kingdom for some of its subsidiaries. During the third quarter of 2010, the United Kingdom plan was frozen and a curtailment gain was recognized as part of other comprehensive income. The United Kingdom plan is a funded plan and the Company funds this plan in accordance with funding regulations in the United Kingdom and a negotiated agreement between the Company and the plan's trustees. The plans in Germany, China, India and France are unfunded plans. For the Company's operations in Italy there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination. The Company records this obligation based on the mandated requirements. The measure of the current obligation is not dependent on the employees' future service and therefore is measured at current value.

On August 16, 2011, the Company acquired Demag Cranes AG which has defined benefit plans in Germany. The plans in Germany are unfunded plans. The impact of these plans was included from the date of acquisition and resulted in an additional liability of approximately $185 million in Retirement plans and other. See Note H - “Acquisitions.”

Information regarding the Company's non-U.S. plans was as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Components of net periodic cost:
Service cost	$1.3	$0.8	$3.2	$2.8
Interest cost	2.6	2.2	7.1	6.6
Expected return on plan assets	(1.1)	(1.2)	(3.9)	(3.6)
Amortization of actuarial loss	0.1	0.3	0.3	1.0
Net periodic cost	$2.9	$2.1	$6.7	$6.8

The Company plans to contribute approximately $9 million to its non-U.S. defined benefit pension plans for the year ending December 31, 2011.  During the nine months ended September 30, 2011, the Company contributed $7.4 million to its non-U.S. defined benefit pension plans.

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

Powerscreen Patent Infringement Lawsuit

On December 6, 2010, the Company received an adverse jury verdict in the amount of approximately $16 million in a patent infringement lawsuit brought against Powerscreen International Distribution Limited (“Powerscreen”) and Terex by Metso Minerals Inc. (“Metso”) in the United States District Court for the Eastern District of New York. Metso has made a motion to also receive attorneys' fees and pre- and post-judgment interest and to receive treble damages on all such amounts. The lawsuit involved the claim by Metso that the folding side conveyor of Powerscreen screening plants violates a patent held by Metso in the United States.  The Company does not agree that the accused Powerscreen mobile screening plants or their folding conveyor infringe the subject patent held by Metso. These types of patent cases are very complex and the Company strongly believes that the verdict is contrary to both the law and the facts. As of the date of this filing, post-trial motions are pending and final judgment has not been entered. Upon entry of a final judgment, the Company intends to appeal the verdict and believes that it will ultimately prevail on appeal. This verdict only relates to certain models of Powerscreen mobile screening plants with the alleged infringing folding side conveyor design sold in the United States. An injunction has also been issued preventing the Company from marketing or selling the alleged infringing folding side conveyor in the United States. As a result, the Company is now selling the affected models of Powerscreen mobile screening plants with a new design. The Company does not expect this verdict will have a material impact on its consolidated business or overall operating results. However, the outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in the Company incurring significant liabilities, which could have a material adverse effect on its results of operations.

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

The Company’s outstanding letters of credit totaled $272.9 million at September 30, 2011.  The letters of credit generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet.  Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

As of September 30, 2011 and December 31, 2010, the Company’s maximum exposure to such credit guarantees was $143.9 million and $211.1 million, respectively, including total guarantees issued by Terex Demag GmbH, part of the Cranes segment, of $65.9 million and $113.5 million, respectively; Sichuan Changjiang Engineering Crane Co., Ltd, part of the Cranes segment, of $41.2 million and $53.2 million, respectively; and Genie Holdings, Inc. and its affiliates (“Genie”), part of the AWP segment, of $25.8 million and $31.1 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  The maximum exposure for residual value guarantees issued by the Company totaled $12.5 million and $13.4 million as of September 30, 2011 and December 31, 2010, respectively.  The Company is generally able to mitigate some of the risk associated with these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of September 30, 2011 and December 31, 2010, the Company’s maximum exposure pursuant to buyback guarantees was $120.6 million and $102.1 million, respectively, including total guarantees issued by Genie of $57.4 million and $97.4 million, respectively. Included in the September 30, 2011 amount are guarantees issued by entities in the MHPS segment of $59.1 million. The Company is generally able to mitigate some of the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Condensed Consolidated Balance Sheet of approximately $13 million and $19 million as of September 30, 2011 and December 31, 2010, respectively, for the estimated fair value of all guarantees provided.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$33.1	$(94.7)	$42.8	$408.0
Other comprehensive income (loss):
Pension liability adjustment	1.1	(0.5)	1.8	18.2
Translation adjustment	(170.1)	188.9	(47.9)	(42.6)
Equity security adjustment	(52.8)	82.2	(101.0)	25.3
Derivative hedging adjustment	(6.1)	0.9	(1.3)	3.9
Comprehensive income (loss)	(194.8)	176.8	(105.6)	412.8
Comprehensive loss (income) attributable to noncontrolling interest	2.1	(1.1)	3.6	(4.2)
Comprehensive income (loss) attributable to Terex Corporation	$(192.7)	$175.7	$(102.0)	$408.6

The following table provides a reconciliation of noncontrolling interest from the beginning of the current year through September 30, 2011 (in millions).

Balance at December 31, 2010	$28.2
Net income	(5.3)
Translation adjustment	1.7
Acquisition	253.6
Divestiture	(0.3)
Purchase of noncontrolling interest	(0.8)
Balance at September 30, 2011	$277.1

During the nine months ended September 30, 2011, the Company granted 1.0 million shares of restricted stock to its employees with a weighted average grant date fair value of $36.88 per share.  Approximately 51% of these restricted stock awards vest ratably over a three-year period and approximately 46% cliff vest at the end of a three-year period.  Approximately 14% of the shares granted are based on performance targets containing a market condition.  The Company used the Monte Carlo method to determine grant date fair values of $41.96 per share for the awards with a market condition.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

Dividend yields	—%
Expected volatility	80.29%
Risk free interest rate	1.04%
Expected life (in years)	2.78

During the nine months ended September 30, 2011, the Company issued 40 thousand shares of its outstanding Common Stock which were contributed into a deferred compensation plan under a Rabbi Trust.

NOTE Q – CONSOLIDATING FINANCIAL STATEMENTS

On January 18, 2011, the Company repaid the outstanding $297.6 million principal amount outstanding of its 7-3/8% Notes (see Note M - “Long-Term Obligations”).  As a result of the Company's redemption of the 7-3/8% Notes, as of February 7, 2011, the 4% Convertible Notes, 8% Notes and 10-7/8% Notes were jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): A.S.V., Inc., CMI Terex Corporation, Duvalpilot Equipment Outfitters, LLC, Fantuzzi Noell USA, Inc., Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., GFS National, Inc., Hydra Platforms Mfg. Inc., Loegering Mfg. Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Schaeff Incorporated, Schaeff of North America, Inc., Spinnaker Insurance Company, Terex Advance Mixer, Inc., Terex Aerials, Inc., Terex Financial Services, Inc., Terex South Dakota, Inc., Terex USA, LLC, Terex Utilities, Inc. and Terex Washington, Inc.  All of the guarantees are full and unconditional.  The guarantees of the Wholly-owned Guarantors are subject to release in limited circumstances only upon the occurrence of certain customary conditions. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 4% Convertible Notes, 8% Notes and 10-7/8% Notes.

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2011
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$88.4	$580.3	$1,330.4	$(195.5)	$1,803.6
Cost of goods sold	(80.3)	(516.2)	(1,127.0)	195.5	(1,528.0)
Gross profit	8.1	64.1	203.4	—	275.6
Selling, general and administrative expenses	5.8	(58.7)	(170.1)	—	(223.0)
Income (loss) from operations	13.9	5.4	33.3	—	52.6
Interest income	0.1	0.1	3.0	—	3.2
Interest expense	(24.5)	—	(12.6)	—	(37.1)
(Loss) income from subsidiaries	8.5	—	—	(8.5)	—
Loss on early extinguishment of debt	(1.4)	—	—	—	(1.4)
Other income (expense) - net	57.7	2.9	(10.6)	—	50.0
Income (loss) from continuing operations before income taxes	54.3	8.4	13.1	(8.5)	67.3
(Provision for) benefit from income taxes	(17.4)	(2.6)	(14.2)	—	(34.2)
Income (loss) from continuing operations	36.9	5.8	(1.1)	(8.5)	33.1
Loss from discontinued operations - net of tax	—	—	—	—	—
(Loss) gain on disposition of discontinued operations - net of tax	—	—	—	—	—
Net income (loss)	36.9	5.8	(1.1)	(8.5)	33.1
Net loss attributable to noncontrolling interest	—	—	3.8	—	3.8
Net income (loss) attributable to Terex Corporation	$36.9	$5.8	$2.7	$(8.5)	$36.9

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2011
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$263.0	$1,747.8	$3,112.5	$(575.3)	$4,548.0
Cost of goods sold	(234.8)	(1,541.2)	(2,689.6)	575.3	(3,890.3)
Gross profit	28.2	206.6	422.9	—	657.7
Selling, general and administrative expenses	(7.5)	(174.6)	(425.5)	—	(607.6)
Income (loss) from operations	20.7	32.0	(2.6)	—	50.1
Interest income	0.2	0.2	7.9	—	8.3
Interest expense	(74.3)	(0.1)	(18.8)	—	(93.2)
(Loss) income from subsidiaries	(5.1)	—	—	5.1	—
Loss on early extinguishment of debt	(7.7)	—	—	—	(7.7)
Other income (expense) - net	145.0	(4.2)	(4.3)	—	136.5
Income (loss) from continuing operations before income taxes	78.8	27.9	(17.8)	5.1	94.0
(Provision for) benefit from income taxes	(30.4)	(8.8)	(17.3)	—	(56.5)
Income (loss) from continuing operations	48.4	19.1	(35.1)	5.1	37.5
Income from discontinued operations - net of tax	—	—	5.8	—	5.8
Loss on disposition of discontinued operations - net of tax	(0.3)	—	(0.2)	—	(0.5)
Net income (loss)	48.1	19.1	(29.5)	5.1	42.8
Net loss attributable to noncontrolling interest	—	—	5.3	—	5.3
Net income (loss) attributable to Terex Corporation	$48.1	$19.1	$(24.2)	$5.1	$48.1

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2010
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$64.1	$431.6	$729.6	$(149.5)	$1,075.8
Cost of goods sold	(55.7)	(373.7)	(632.0)	149.5	(911.9)
Gross profit	8.4	57.9	97.6	—	163.9
Selling, general and administrative expenses	(19.0)	(46.3)	(95.0)	—	(160.3)
Income (loss) from operations	(10.6)	11.6	2.6	—	3.6
Interest income	0.1	0.1	2.6	—	2.8
Interest expense	(27.1)	(1.8)	(7.2)	—	(36.1)
(Loss) income from subsidiaries	(52.6)	—	—	52.6	—
Other income (expense) - net	(17.1)	(0.6)	(3.8)	—	(21.5)
(Loss) income from continuing operations before income taxes	(107.3)	9.3	(5.8)	52.6	(51.2)
(Provision for) benefit from income taxes	28.1	3.1	(69.8)	—	(38.6)
(Loss) income from continuing operations	(79.2)	12.4	(75.6)	52.6	(89.8)
Loss from discontinued operations – net of tax	(0.6)	(0.4)	(2.4)	—	(3.4)
(Loss) gain on disposition of discontinued operations - net of tax	(16.0)	26.1	(11.6)	—	(1.5)
Net (loss) income	(95.8)	38.1	(89.6)	52.6	(94.7)
Net income attributable to noncontrolling interest	—	—	(1.1)	—	(1.1)
Net (loss) income attributable to Terex Corporation	$(95.8)	$38.1	$(90.7)	$52.6	$(95.8)

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2010
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$154.6	$1,142.6	$2,206.4	$(412.0)	$3,091.6
Cost of goods sold	(145.2)	(1,023.4)	(1,917.7)	412.0	(2,674.3)
Gross profit	9.4	119.2	288.7	—	417.3
Selling, general and administrative expenses	(53.1)	(139.1)	(298.4)	—	(490.6)
Loss from operations	(43.7)	(19.9)	(9.7)	—	(73.3)
Interest income	0.8	0.2	4.9	—	5.9
Interest expense	(80.6)	(5.3)	(21.5)	—	(107.4)
Income (loss) from subsidiaries	371.1	—	—	(371.1)	—
Other expense - net	(17.1)	(1.5)	(7.3)	—	(25.9)
(Loss) income from continuing operations before income taxes	230.5	(26.5)	(33.6)	(371.1)	(200.7)
Benefit from (provision for) income taxes	44.9	11.0	(34.0)	—	21.9
(Loss) income from continuing operations	275.4	(15.5)	(67.6)	(371.1)	(178.8)
(Loss) income from discontinued operations – net of tax	(5.0)	(5.1)	3.0	—	(7.1)
Gain on disposition of discontinued operations - net of tax	133.4	77.1	383.4	—	593.9
Net income (loss)	403.8	56.5	318.8	(371.1)	408.0
Net income attributable to noncontrolling interest	—	—	(4.2)	—	(4.2)
Net income (loss) attributable to Terex Corporation	$403.8	$56.5	$314.6	$(371.1)	$403.8

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2011
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$157.6	$2.2	$525.1	$—	$684.9
Investments in marketable securities	1.8	—	0.9	—	2.7
Trade receivables - net	33.8	290.8	877.7	—	1,202.3
Intercompany receivables	9.2	126.5	69.0	(204.7)	—
Inventories	76.4	388.4	1,428.7	—	1,893.5
Other current assets	138.3	48.6	201.5	—	388.4
Total current assets	417.1	856.5	3,102.9	(204.7)	4,171.8
Property, plant and equipment - net	59.5	109.7	710.1	—	879.3
Goodwill	—	149.7	1,153.0	—	1,302.7
Non-current intercompany receivables	1,254.0	47.9	40.5	(1,342.4)	—
Investment in and advances to (from) subsidiaries	2,775.1	(773.3)	4,295.5	(6,237.1)	60.2
Other assets	84.5	202.9	625.3	—	912.7
Total assets	$4,590.2	$593.4	$9,927.3	$(7,784.2)	$7,326.7
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$—	$—	$74.6	$—	$74.6
Trade accounts payable	19.8	174.8	610.0	—	804.6
Intercompany payables	(59.5)	38.6	225.6	(204.7)	—
Accruals and other current liabilities	161.1	111.9	871.2	—	1,144.2
Total current liabilities	121.4	325.3	1,781.4	(204.7)	2,023.4
Long-term debt, less current portion	1,276.5	—	965.5	—	2,242.0
Non-current intercompany payables	1,006.5	(966.7)	1,302.6	(1,342.4)	—
Retirement plans and other	194.1	35.9	562.5	—	792.5
Total stockholders’ equity	1,991.7	1,198.9	5,315.3	(6,237.1)	2,268.8
Total liabilities and stockholders’ equity	$4,590.2	$593.4	$9,927.3	$(7,784.2)	$7,326.7

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(193.0)	$20.4	$61.4	$—	$(111.2)
Cash flows from investing activities
Capital expenditures	(9.1)	(17.9)	(36.6)	—	(63.6)
Acquisition of businesses, net of cash acquired	—	(2.0)	(1,011.5)	—	(1,013.5)
Proceeds from disposition of discontinued operations	—	—	0.5	—	0.5
Investments in derivative securities	(16.1)	—	—	—	(16.1)
Proceeds from sale of assets	531.3	0.1	5.6	—	537.0
Other investing activities, net	—	—	(2.2)	—	(2.2)
Net cash (used in) provided by investing activities of continuing operations	506.1	(19.8)	(1,044.2)	—	(557.9)
Cash flows from financing activities
Principal repayments of long-term debt	(297.6)	—	—	—	(297.6)
Proceeds from issuance of long-term debt	—	—	740.6	—	740.6
Net borrowing (repayments) under revolving line of credit agreement	—	(0.4)	33.9	—	33.5
Payment of debt issuance costs	(25.8)	—	—	—	(25.8)
Other financing activities, net	3.7	—	1.2	—	4.9
Net cash provided by (used in) financing activities of continuing operations	(319.7)	(0.4)	775.7	—	455.6
Effect of exchange rate changes on cash and cash equivalents	—	—	4.2	—	4.2
Net (decrease) increase in cash and cash equivalents	(6.6)	0.2	(202.9)	—	(209.3)
Cash and cash equivalents at beginning of period	164.2	2.0	728.0	—	894.2
Cash and cash equivalents at end of period	$157.6	$2.2	$525.1	$—	$684.9

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(244.4)	$10.8	$(235.2)	$—	$(468.8)
Cash flows from investing activities
Capital expenditures	(6.7)	(6.4)	(23.8)	—	(36.9)
Proceeds from disposition of discontinued operations	294.8	—	707.2	—	1,002.0
Investments in derivative securities	(21.1)	—	—	—	(21.1)
Proceeds from sale of assets	2.4	1.1	3.8	—	7.3
Other investing activities, net	—	—	(4.7)	—	(4.7)

Net cash provided by (used in) investing activities of continuing operations	269.4	(5.3)	682.5	—	946.6
Cash flows from financing activities
Principal repayments of long-term debt	(1.4)	(0.3)	(0.3)	—	(2.0)
Net repayments under revolving line of credit agreement	—	(1.0)	(24.5)	—	(25.5)
Payment of debt issuance costs	(5.8)	(0.6)	(0.7)	—	(7.1)
Purchase of noncontrolling interest	—	—	(12.9)	—	(12.9)
Distributions to noncontrolling interest	—	(0.2)	(3.2)	—	(3.4)
Other financing activities, net	1.0	(0.1)	(0.9)	—	—
Net cash used in financing activities of continuing operations	(6.2)	(2.2)	(42.5)	—	(50.9)
Cash flows from discontinued operations
Net cash used in operating activities of discontinued operations	(19.3)	(2.2)	(31.6)	—	(53.1)
Net cash provided by investing activities of discontinued operations	—	—	0.1	—	0.1
Net cash used in financing activities of discontinued operations	—	—	—	—	—
Net cash used in discontinued operations	(19.3)	(2.2)	(31.5)	—	(53.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	9.2	—	9.2
Net increase (decrease) in cash and cash equivalents	(0.5)	1.1	382.5	—	383.1
Cash and cash equivalents at beginning of period	579.4	0.5	391.3	—	971.2
Cash and cash equivalents at end of period	$578.9	$1.6	$773.8	$—	$1,354.3

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a diversified global equipment manufacturer of a variety of machinery products. We are focused on delivering reliable, customer-driven solutions for a wide range of commercial applications, including the construction, infrastructure, quarrying, mining, shipping, transportation, refining, energy and utility industries. We operate in five reportable segments: (i) Aerial Work Platforms (“AWP”); (ii) Construction; (iii) Cranes; (iv) Material Handling & Port Solutions (“MHPS”); and (v) Materials Processing (“MP”).

Our AWP segment designs, manufactures, refurbishes, services and markets aerial work platform equipment, telehandlers, light towers and utility equipment, as well as their related replacement parts and components. Customers use our AWP products to construct and maintain industrial, commercial and residential buildings and facilities, construct and maintain utility and telecommunication lines, trim trees in construction and foundation drilling applications and for other commercial operations, as well as in a wide range of infrastructure projects. Additionally, we own a majority of the North American distribution channel for our utility products group. Effective July 1, 2011, our bridge inspection equipment , which was formerly included in the Construction segment, is now included in the AWP segment.

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

Our MHPS segment designs, manufactures, services and markets industrial cranes, crane components, harbor cranes and terminal automation technology. The segment operates an extensive global sales and service network. Customers use these products for material handling at manufacturing and port facilities. This segment information is included from August 16, 2011, the date of acquisition of a majority interest in the shares of Demag Cranes AG. See Note H - “Acquisitions.”

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

We discuss forward looking information related to expected earnings per share (“EPS”) excluding restructuring charges and other items. This adjusted EPS is a non-GAAP measure that provides guidance to investors about our expected EPS excluding restructuring or other charges that we do not believe are reflective of our ongoing earnings.

Non-GAAP measures we use also include Net Operating Profit After Tax (“NOPAT”) as adjusted, income (loss) before income taxes as adjusted, income (loss) from operations as adjusted, (benefit from) provision for income taxes as adjusted and stockholders' equity as adjusted, which are used in the calculation of our after tax return on invested capital (“ROIC”) (collectively the “Non-GAAP Measures”), which are discussed in detail below.

Overview

Our performance for the third quarter of 2011 continued to improve in terms of net sales and operating profitability, even during this economically uncertain time. Input costs, supplier constraints on component deliveries and manufacturing productivity inefficiencies were lower this quarter than in the second quarter of 2011, but continued to negatively impact operating margins. However, our results did reflect progress from the prior year period. Our sales grew by 67.7% over the prior year period (approximately 35% adjusting for the translation effect of foreign currency exchange rates and the acquisition of Demag Cranes AG) and 21.2% over the second quarter of 2011 (approximately 4% adjusting for the acquisition of Demag Cranes AG). Income from operations improved approximately $49.0 million over the prior year period.

On August 16, 2011, we paid approximately $1.1 billion in cash to acquire approximately 81% of the outstanding shares of Demag Cranes AG. We believe we have strengthened our Company this quarter with the addition of Demag Cranes AG, which is reported as our MHPS segment.  We have begun negotiations of a domination and profit and loss transfer agreement, which when implemented will provide us with greater control over the operations of Demag Cranes AG. While this is not expected to be completed until 2012, we have commenced an integration and growth planning process involving the management teams of both businesses.  We have identified specific work streams, each intended to strengthen the business, balancing speed of integration with the legal requirements of a German public company and effectiveness of domination.

We previously established restructuring programs and committed to aggressively reduce costs in our Cranes operations. The effects of prior restructuring actions in our Cranes business, and improved production execution that allowed us to deliver orders from our backlog of larger mobile cranes and port equipment, are reflected in our results this quarter.  In total, we expect approximately $70 million in annualized benefits from the actions that have been and will be taken in the Cranes segment, of which approximately half are expected to benefit 2011. See Note L -“Restructuring and Other Charges” in our Condensed Consolidated Financial Statements for a detailed description of our restructuring activities, including the reasons, timing and costs associated with such actions.

We are seeing evidence of improving trends broadly, though the recovery is not even or consistent across all products and geographies. We see continued replacement-driven demand in most developed markets, as well as continuing growth in most developing economies globally. End-market demand continues to recover in our Aerial Work Platform segment with replacement of aging fleets by the large rental customers as the primary driver. We are optimistic about the rest of the year and 2012 for AWP as we are having earlier than normal conversations with customers who have indicated a willingness and need to purchase more equipment. Our Construction segment benefited from strong demand for material handlers in central Europe and compact equipment and backhoe loaders in Russia, Africa and India.  For Cranes, there has been increased demand for rough terrain cranes, straddle carriers and boom trucks, although our truck cranes business in China experienced a significant decrease in demand. Our MHPS segment experienced expected seasonal strength, benefiting from strong demand for services and spare parts as industrial crane customers serviced machines during summer factory shutdowns. Our Materials Processing business had another solid quarter primarily due to restocking by dealers whose inventories remain at the historically low levels experienced a few years ago as well as the acceptance in the market of new mobile equipment with increased capacities. We have seen some recent weakness in our construction truck and mobile crushing businesses, but it is premature to determine if this is anything more than a pause.

Somewhat offsetting the favorable demand trends were increased input costs and component availability. Input costs continue to be a challenge, particularly in AWP. Price increases in our AWP segment averaging 4.5% have been recently announced that will take effect in January 2012. The benefits from this are expected to be seen next year and are in addition to the price increases that took effect in June 2011. Component availability is still impacting us, particularly certain of our Construction businesses, although this was less prevalent in the third quarter than earlier in the year.

In January 2011, we repaid the entire $297.6 million principal amount of our 7-3/8% Senior Subordinated Notes due 2014 (“7-3/8% Notes”). The sale of our shares of Bucyrus International, Inc. (“Bucyrus”) common stock during 2011 contributed approximately $531.8 million to overall liquidity. We continue to have sufficient liquidity, which was $1,204.0 million at September 30, 2011. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

For 2011, and including the results of our MHPS segment, we anticipate our net sales for the year to be in the range of $6.3 to $6.5 billion.  We anticipate earnings per share (“EPS”), excluding restructuring, the amortization of the inventory step-up related to Demag Cranes AG, and other items for the fourth quarter of 2011 to be between $0.20 and $0.25 per share. As a result, we anticipate EPS, excluding restructuring, the sale of Bucyrus common stock, acquisition related costs, the amortization of inventory step-up related to Demag Cranes AG, and other items for the full year to be between $0.43 and $0.48 per share.

Our longer term outlook is for continued growth in many of our key product categories and end markets.  While we are mindful of the continuing economic uncertainty, we continue to believe that the overall market conditions support growth led by our AWP business, mainly in North America, and our Port Equipment business globally.  Next year we will continue to be focused on margin expansion and continued cash generation.  As a result of price increases which we will be instituting, as well as cost saving initiatives across our businesses, we anticipate increases in profitability to outpace our growth in net sales.

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

Terex management and the Board of Directors use ROIC as one of the primary measures to assess operational performance,

including in connection with certain compensation programs. We use ROIC as a unifying metric because we believe that it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe that ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders' equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe that adding Debt less Cash and cash equivalents to Total stockholders' equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at September 30, 2011 was 3.5%.

The amounts described below are reported in millions of U.S. dollars, except for the effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Sep '11	Jun '11	Mar '11	Dec '10	Sep '10
Provision for (benefit from) income taxes as adjusted	$7.0	$2.5	$(18.8)	$3.2
Divided by: Loss before income taxes as adjusted	(8.9)	(23.6)	(41.4)	(37.7)
Effective tax rate as adjusted	(78.7)%	(10.6)%	45.4%	(8.5)%
Income (loss) from operations as adjusted	$53.1	$7.1	$(8.2)	$0.8
Multiplied by: 1 minus Effective tax rate as adjusted	178.7%	110.6%	54.6%	108.5%
Adjusted net operating income (loss) after tax	$94.9	$7.9	$(4.5)	$0.9
Debt (as defined above)	$2,316.6	$1,426.5	$1,417.1	$1,686.3	$1,973.2
Less: Cash and cash equivalents	(684.9)	(702.0)	(723.7)	(894.2)	(1,354.3)
Debt less Cash and cash equivalents	$1,631.7	$724.5	$693.4	$792.1	$618.9
Total Terex Corporation stockholders’ equity as adjusted	$1,854.4	$1,999.3	$1,998.6	$1,907.2	$2,000.4
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$3,486.1	$2,723.8	$2,692.0	$2,699.3	$2,619.3

September 30, 2011 ROIC	3.5%
NOPAT as adjusted (last 4 quarters)	$99.1
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$2,844.1

Reconciliation of Loss before income taxes:	Three months ended 9/30/11	Three months ended 06/30/11	Three months ended 03/31/11	Three months ended 12/31/10
Income (loss) from continuing operations before income taxes	$67.3	$16.5	$10.2	$(37.6)
Less: Gain realized on sale of BUCY shares	(76.2)	(40.0)	(51.6)	—
Loss from discontinued operations before income taxes	—	(0.1)	—	(0.1)
Loss before income taxes as adjusted	$(8.9)	$(23.6)	$(41.4)	$(37.7)
Reconciliation of income (loss) from operations:
Income (loss) from operations as reported	$52.6	$6.8	$(9.3)	$(0.5)
Loss from operations for TFS	0.5	0.4	1.1	1.3
Loss from operations for discontinued operations	—	(0.1)	—	—
Income (loss) from operations as adjusted	$53.1	$7.1	$(8.2)	$0.8
Reconciliation of provision for (benefit from) income taxes:
Provision for (benefit from) income taxes as reported	$34.2	$16.3	$6.0	$(4.9)
Provision for income taxes on realized gain for sale of BUCY shares	(27.2)	(14.3)	(18.4)	—
Provision for (benefit from) income taxes for discontinued operations	—	0.5	(6.4)	8.1
Provision for (benefit from) income taxes as adjusted	$7.0	$2.5	$(18.8)	$3.2

Reconciliation of Terex Corporation stockholders' equity:	As of 9/30/11	As of 06/30/11	As of 03/31/11	As of 12/31/10	As of 9/30/10
Terex Corporation stockholders' equity as reported	$1,991.7	$2,178.2	$2,157.9	$2,083.2	$2,064.3
TFS Assets	(138.0)	(127.5)	(85.4)	(76.2)	(38.9)
Deferred loss (gain) on marketable securities	0.7	(51.4)	(73.9)	(99.8)	(25.0)
Terex Corporation stockholders' equity as adjusted	$1,854.4	$1,999.3	$1,998.6	$1,907.2	$2,000.4

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Consolidated

	Three Months Ended September 30,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,803.6	—	$1,075.8	—	67.7%
Gross profit	$275.6	15.3%	$163.9	15.2%	68.2%
SG&A	$223.0	12.4%	$160.3	14.9%	39.1%
Income from operations	$52.6	2.9%	$3.6	0.3%	*

*	Not meaningful as a percentage

Net sales for the three months ended September 30, 2011 increased $727.8 million when compared to the same period in 2010.  Excluding the effect of foreign currency exchange rate changes and the addition from the MHPS segment, net sales increased approximately 35% from the prior year period. Each of our segments had higher net sales compared to the third quarter of 2010 as a result of end market demand which has been showing signs of recovery in most markets.

Gross profit for the three months ended September 30, 2011 increased $111.7 million when compared to the same period in 2010.   Excluding the impact of MHPS, increased net sales partially offset by higher input costs contributed approximately $65 million to the increase.  Excluding the effect of foreign currency exchange rate changes and MHPS, gross profit increased approximately 30% from the prior year period.

SG&A costs increased for the three months ended September 30, 2011 by $62.7 million when compared to the same period in 2010.  The effect of foreign currency exchange rate changes increased SG&A costs by approximately $12 million. Excluding the impact of MHPS and foreign exchange effects, SG&A costs were essentially flat.

Income from operations was $52.6 million for the three months ended September 30, 2011, an increase of $49.0 million when compared to the same period in 2010.  Excluding the effect of foreign currency exchange rate changes and the impact of MHPS, income from operations increased approximately $48 million. The increase was primarily due to the items noted above, particularly improved net sales volume and actions taken in previous periods to reduce our cost structure.

Aerial Work Platforms

	Three Months Ended September 30,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$448.7	—	$282.2	—	59.0%
Gross profit	$73.5	16.4%	$49.5	17.5%	48.5%
SG&A	$46.5	10.4%	$35.5	12.6%	31.0%
Income from operations	$27.0	6.0%	$14.0	5.0%	92.9%

Net sales for the AWP segment for the three months ended September 30, 2011 increased $166.5 million when compared to the same period in 2010.  Adjusting for the translation effect of foreign currency exchange rate changes, net sales increased approximately 55% from the comparable prior year period. The North American market showed strong growth as the large rental houses continued to replace the equipment in their fleets. The independent rental firms have also begun to increase their purchases, but at a slower rate than previously anticipated. Utilization rates of customer fleets have remained high, a positive sign of the strength of the replacement cycle despite the continuing soft market conditions in construction applications. Internationally, the demand for and acceptance of aerial work platforms continued to expand steadily, also contributing to the increased sales in the quarter. Our Utilities business also showed signs of increased customer demand.

Gross profit for the three months ended September 30, 2011 was $73.5 million, an increase of $24.0 million when compared to the same period in 2010.  Increased net sales, the mix of product sales and higher production levels, contributed approximately $41 million to the improvement in gross profit. The favorable translation effect of foreign currency exchange rate changes increased gross profit by approximately $9 million from the prior year period. These improvements were offset by approximately $29 million from higher materials costs and higher transactional foreign currency expense in the current year period and the reversal of a foreign duty provision in the prior period.

SG&A costs for the three months ended September 30, 2011 increased $11.0 million when compared to the same period in 2010.  Higher costs, particularly engineering and general administrative, increased SG&A spending by approximately $7 million as compared to the prior year period.  Additionally, the allocation of corporate costs increased by approximately $3 million over the prior year period.

Income from operations for the three months ended September 30, 2011 was $27.0 million, an increase of $13.0 million when compared to the same period in 2010.  The increase was due to the items noted above, particularly improved net sales partially offset by higher SG&A costs.

Construction

	Three Months Ended September 30,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$395.4	—	$284.7	—	38.9%
Gross profit	$36.2	9.2%	$27.5	9.7%	31.6%
SG&A	$42.6	10.8%	$35.2	12.4%	21.0%
Loss from operations	$(6.4)	(1.6)%	$(7.7)	(2.7)%	16.9%

Net sales in the Construction segment increased by $110.7 million for the three months ended September 30, 2011 when compared to the same period in 2010. Adjusting for the translation effect of foreign currency exchange rate changes, net sales increased approximately 31% from the comparable prior year period. The improvement in net sales was driven by strong demand for backhoe loaders in Russia, compact equipment in central Europe and trucks in developing markets including Russia and South Africa.  Demand for material handlers continued at increased levels especially in central Europe, the segment's largest market for this type of machinery. Slow demand for roadbuilding products in North America continued due to weak highway infrastructure spending. The tightening in government sponsored financing programs continued to constrain demand in Brazil.

Gross profit for the three months ended September 30, 2011 was $36.2 million, an increase of $8.7 million when compared to the same period in 2010.  Increased net sales offset partially by a higher mix of lower margin compact products and higher material costs, improved gross profit by approximately $7 million.  The favorable translation effect of foreign currency exchange rate changes increased gross profit by approximately $3 million from the prior year period.

SG&A costs for the three months ended September 30, 2011 increased $7.4 million when compared to the same period in 2010.  The higher allocation of corporate costs increased SG&A costs by approximately $2 million. Additionally, higher selling expenses associated with higher net sales increased SG&A costs by approximately $2 million. The unfavorable translation effect of foreign currency exchange rate changes increased SG&A costs by approximately $3 million from the prior year period.

Loss from operations for the three months ended September 30, 2011 decreased $1.3 million when compared to the same period in 2010.  The decreased loss was due to the items noted above, however the improved net sales was essentially offset by higher costs of sales, unfavorable product mix and higher SG&A costs.

Cranes

	Three Months Ended September 30,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$543.6	—	$368.7	—	47.4%
Gross profit	$85.0	15.6%	$58.4	15.8%	45.5%
SG&A	$59.1	10.9%	$54.5	14.8%	8.4%
Income from operations	$25.9	4.8%	$3.9	1.1%	*

*	Not meaningful as a percentage

Net sales for the Cranes segment for the three months ended September 30, 2011 increased by $174.9 million when compared to the same period in 2010.  Adjusting for the translation effect of foreign currency exchange rate changes, net sales increased approximately 32% from the comparable prior year period. Almost every crane category experienced increased sales over the same quarter last year, with straddle carriers, rough terrain cranes and boom trucks the largest contributors to the sales growth this quarter. Sales in the U.S. more than doubled and the business experienced stronger demand in China, India and Germany. However, tower crane demand was generally stagnant and the truck cranes business in China experienced a significant decrease in demand.

Gross profit for the three months ended September 30, 2011 increased by $26.6 million when compared to the same period in 2010. Product sales mix partially offset by higher material costs improved gross profit by approximately $11 million.  The favorable translation effect of foreign currency exchange rate changes increased gross profit by approximately $9 million from the prior year period. Additionally, transactional foreign exchange gains and lower inventory charges in the current period increased gross profit by approximately $6 million.

SG&A costs for the three months ended September 30, 2011 increased $4.6 million over the same period in 2010.  The unfavorable translation effect of foreign currency exchange rate changes increased SG&A costs by approximately $6 million from the prior year period. The higher allocation of corporate costs increased SG&A costs by approximately $3 million. These increases were partially offset by approximately $5 million of costs realized from actions taken in prior quarters to reduce the segment's overall cost structure.

Income from operations for the three months ended September 30, 2011 increased $22.0 million when compared to the same period in 2010, resulting primarily from increased net sales, improved product mix and the favorable translation effect of foreign currency exchange rate changes.

Material Handling & Port Solutions **

	Three Months Ended September 30,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$256.0	—	N/A	—	*
Gross profit	$47.8	18.7%	N/A	*	*
SG&A	$50.4	19.7%	N/A	*	*
Loss from operations	$(2.6)	(1.0)%	N/A	*	*

*	Not applicable

**	All amounts reported reflect results of operations from August 16, 2011 (the date of acquisition of 81% of the shares of Demag Cranes AG) through September 30, 2011.

Net sales for the MHPS segment for the three months ended September 30, 2011 were $256.0 million. Net sales were driven by strength in Europe, particularly Germany. Increasing demand for industrial cranes as well as for mobile harbor cranes positively impacted net sales in the period. Part sales were a meaningful contributor to net sales, as higher capacity utilization at customer plants led to an increasing need for services and spare parts. This period is also typically a strong sales period for the MHPS segment as many industrial crane customers service their equipment when plants are shut down over the summer.

Gross profit for the three months ended September 30, 2011 was $47.8 million. These results included charges of $19.3 million related to the revaluation of inventory at the acquisition date of Demag Cranes AG and $4.5 million related primarily to the amortization of tangible and intangible assets.

SG&A costs for the three months ended September 30, 2011 was $50.4 million. These results include charges of $0.5 million related primarily to the amortization of tangible and intangible assets.

Loss from operations for the three months ended September 30, 2011 was $2.6 million. These results included charges of $19.3 million related to the revaluation of inventory at the acquisition date of Demag Cranes AG and $5.0 million related primarily to the amortization of tangible and intangible assets.

Materials Processing

	Three Months Ended September 30,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$171.1	—	$143.6	—	19.2%
Gross profit	$31.5	18.4%	$25.2	17.5%	25.0%
SG&A	$19.1	11.2%	$14.9	10.4%	28.2%
Income from operations	$12.4	7.2%	$10.3	7.2%	20.4%

Net sales in the MP segment increased by $27.5 million for the three months ended September 30, 2011 when compared to the same period in 2010. Adjusting for the translation effect of foreign currency exchange rate changes, net sales increased approximately 13% from the comparable prior year period. Machine and parts sales were particularly strong in Canada, Australia and South Africa, with increases in most markets with the exception of southern Europe where customers have experienced difficulties in obtaining financing.  New mobile machines with increased capacities continued to drive sales as they gain acceptance in the market and approach capacities of static equipment. This increase was slightly offset by a slowdown in net sales recently experienced in the crushing equipment market.

Gross profit for the three months ended September 30, 2011 increased by $6.3 million when compared to the same period in 2010.  The increase was primarily due to the impact of increased net sales, which increased gross profit by approximately $5 million. Additionally, the favorable translation effect of foreign currency exchange rate changes increased gross profit by approximately $2 million from the prior year period.

SG&A costs for the three months ended September 30, 2011 increased by $4.2 million when compared to the same period in 2010, primarily due to the higher allocation of corporate costs of approximately $2 million, the unfavorable translation effect of foreign currency exchange rate changes, which increased SG&A costs by approximately $1 million from the prior year period and increased costs relating to a new business and joint venture.

Income from operations for the three months ended September 30, 2011 was $12.4 million, an increase of $2.1 million from the comparable period in 2010, primarily due to higher net sales volume partially offset by higher SG&A costs.

Corporate / Eliminations

	Three Months Ended September 30,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(11.2)	—	$(3.4)	—	*
Loss from operations	$(3.7)	*	$(16.9)	*	*

*	Not meaningful as a percentage

The net sales amounts include the elimination of intercompany sales activity among segments.  Loss from operations improved from the prior year period primarily due to the impact of a higher corporate expense allocation to all of the segments combined with lower restructuring costs and improved margins from increased government sales in the current year period.

Interest Expense, Net of Interest Income

During the three months ended September 30, 2011, our interest expense net of interest income was $33.9 million, or $0.6 million higher than the same period in the prior year. This increase was primarily driven by increased interest expense associated with the Demag Cranes AG acquisition partially offset by reduced interest expense due to the retirement of debt over the past year.

Loss on early extinguishment of debt

In August of 2011, we entered into an amended and restated credit agreement that replaced our previous credit agreement. The termination of our previous credit agreement resulted in non-cash charges for accelerated amortization of debt acquisition costs of $1.4 million in the current year period.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended September 30, 2011 was income of $50.0 million, an increase of $71.5 million when compared to the same period in the prior year.  The change was primarily driven by income in the current year period of approximately $76 million from the sale of shares in Bucyrus International and lower expense of approximately $5 million in the current year period associated with derivative instruments.  These were partially offset by acquisition related expense in the current year period of approximately $14 million.

Income Taxes

During the three months ended September 30, 2011, we recognized an income tax expense of $34.2 million on income of $67.3 million, an effective tax rate of 50.8%, as compared to an income tax expense of $38.6 million on a loss of $51.2 million, an effective tax rate of negative 75.4%, for the three months ended September 30, 2010.  The higher tax rate recorded in 2011, compared to statutory tax rates, was mainly due to non-tax benefited losses, non-tax deductible expenses incurred to acquire Demag Cranes and the enactment of a statutory income tax rate reduction in the U.K.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Consolidated

	Nine Months Ended September 30,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$4,548.0	—	$3,091.6	—	47.1%
Gross profit	$657.7	14.5%	$417.3	13.5%	57.6%
SG&A	$607.6	13.4%	$490.6	15.9%	23.8%
Income (loss) from operations	$50.1	1.1%	$(73.3)	(2.4)%	*

*	Not meaningful as a percentage

Net sales for the nine months ended September 30, 2011 increased $1,456.4 million when compared to the same period in 2010.  Excluding the effect of foreign currency exchange rate changes and the addition of the MHPS segment, net sales increased approximately 33% from the prior year period. Each of our segments had higher net sales compared to the nine months ended 2010 as a result of end market demand which has been showing signs of recovery.

Gross profit for the nine months ended September 30, 2011 increased $240.4 million when compared to the same period in 2010.  Excluding the impact of MHPS, increased net sales, partially offset by higher input costs, contributed approximately $175 million to the increase.  Excluding the effect of foreign currency exchange rate changes and MHPS, gross profit increased approximately 38% from the prior year period.

SG&A costs increased for the nine months ended September 30, 2011 by $117.0 million when compared to the same period in 2010.  The effect of foreign currency exchange rate changes increased SG&A costs by approximately $23 million. Excluding the impact of MHPS and foreign exchange effects, SG&A costs increased by approximately $43 million due to increased selling costs associated with higher sales, higher marketing costs from certain trade show activities, increased engineering costs for new product development and impairment charges related to manufacturing footprint rationalization.

Income (loss) from operations was $50.1 million for the nine months ended September 30, 2011, an improvement of $123.4 million when compared to the same period in 2010.  Excluding the effect of foreign currency exchange rate changes and MHPS, income from operations increased approximately $117 million. The increase was due to the items noted above, particularly improved net sales volume offset partially by higher SG&A costs.

Aerial Work Platforms

	Nine Months Ended September 30,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,312.6	—	$733.5	—	79.0%
Gross profit	$198.0	15.1%	$95.9	13.1%	106.5%
SG&A	$137.9	10.5%	$104.1	14.2%	32.5%
Income (loss) from operations	$60.1	4.6%	$(8.2)	(1.1)%	*

*	Not meaningful as a percentage

Net sales for the AWP segment for the nine months ended September 30, 2011 increased $579.1 million when compared to the same period in 2010.  Adjusting for the translation effect of foreign currency exchange rate changes, net sales increased approximately 76% from the comparable prior year period. The North American market showed strong growth as the large rental houses continued to replace the equipment in their fleets. The independent rental firms have also begun to increase their purchases, but at a slower rate than previously anticipated. Utilization rates of customer fleets have remained high, a positive sign of the strength of the replacement cycle despite the continuing soft market conditions in construction applications. Internationally, the demand for and acceptance of aerial work platforms continued to expand steadily, also contributing to the increased sales in the quarter. Additionally, benefits are beginning to be captured from price increases that were implemented late in the first half of the year in all geographies. Also contributing to the increase in segment sales was the disposition of the remainder of the segment's utility rental fleet, the first portion of which was sold in late 2010.

Gross profit for the nine months ended September 30, 2011 was $198.0 million, an increase of $102.1 million when compared to the same period in 2010.  Increased net sales, product mix and higher production levels contributed approximately $121 million to the improvement in gross profit. The favorable translation effect of foreign currency exchange rate changes increased gross profit by approximately $15 million from the prior year period. These improvements were offset by approximately $29 million in higher material costs and higher transactional foreign currency expenses.

SG&A costs for the nine months ended September 30, 2011 increased $33.8 million when compared to the same period in 2010.  The higher allocation of corporate costs increased SG&A costs by approximately $11 million. Higher costs, primarily due to the restoration and accrual for certain performance based compensation programs, engineering expenses and selling and marketing expenses increased SG&A spending by approximately $21 million as compared to the prior year period.

Income (loss) from operations for the nine months ended September 30, 2011 was $60.1 million, an improvement of $68.3 million when compared to the same period in 2010.  The increase was due to the items noted above, particularly improved net sales, higher production levels and product mix, partially offset by higher SG&A costs, material costs and higher transactional foreign currency expenses.

Construction

	Nine Months Ended September 30,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,096.6	—	$765.0	—	43.3%
Gross profit	$118.9	10.8%	$59.6	7.8%	99.5%
SG&A	$134.5	12.3%	$107.3	14.0%	25.3%
Loss from operations	$(15.6)	(1.4)%	$(47.7)	(6.2)%	67.3%

Net sales in the Construction segment increased by $331.6 million for the nine months ended September 30, 2011 when compared to the same period in 2010. Adjusting for the translation effect of foreign currency exchange rate changes, net sales increased approximately 38% from the comparable prior year period. The improvement in net sales was driven by strong demand for backhoe loaders in Russia, compact equipment in central Europe and trucks in developing markets including Russia and South Africa.  Demand for material handlers continued at increased levels especially in central Europe, the segment's largest market for this type of machinery. Slow demand for roadbuilding products in North America continued due to weak highway infrastructure spending. The tightening in government sponsored financing programs constrained roadbuilding demand in Brazil.

Gross profit for the nine months ended September 30, 2011 was $118.9 million, an increase of $59.3 million when compared to the same period in 2010.  Increased net sales, offset partially by higher material costs, improved gross profit by approximately $37 million.  Lower inventory write downs and lower restructuring charges in the current year period improved gross profit by approximately $7 million. Lower other costs of sales, particularly for distribution, warranty and other non-manufacturing costs improved gross profit by approximately $13 million.

SG&A costs for the nine months ended September 30, 2011 increased $27.2 million when compared to the same period in 2010.  The higher allocation of corporate costs increased SG&A costs by approximately $9 million. Additionally, higher selling and marketing expenses associated with higher net sales and trade show activities increased SG&A costs by approximately $9 million. The unfavorable translation effect of foreign currency exchange rate changes increased SG&A costs by approximately $6 million from the prior year period.

Loss from operations for the nine months ended September 30, 2011 improved $32.1 million when compared to the same period in 2010.  The improvement was due to the items noted above, particularly increased net sales partially offset by higher SG&A costs.

Cranes

	Nine Months Ended September 30,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,406.0	—	$1,231.5	—	14.2%
Gross profit	$175.9	12.5%	$193.5	15.7%	(9.1)%
SG&A	$206.5	14.7%	$175.7	14.3%	17.5%
(Loss) income from operations	$(30.6)	(2.2)%	$17.8	1.4%	*

*	Not meaningful as a percentage

Net sales for the Cranes segment for the nine months ended September 30, 2011 increased by $174.5 million when compared to the same period in 2010.  Adjusting for the translation effect of foreign currency exchange rate changes, net sales increased approximately 6% from the comparable prior year period. Almost every crane category experienced increased sales over the same period last year, with straddle carriers, rough terrain cranes and boom trucks the largest contributors to the sales growth. Sales in the U.S. increased by approximately 110% and the business experienced stronger demand in China, India and Germany. However, tower crane demand was generally stagnant and the truck cranes business in China experienced a significant decrease in demand.

Gross profit for the nine months ended September 30, 2011 decreased by $17.6 million when compared to the same period in 2010. Product sales mix and higher material costs negatively impacted gross profit by approximately $27 million.  Restructuring charges and inventory write downs, primarily related to manufacturing footprint rationalization, decreased gross profit in the period by approximately $14 million. Transactional foreign currency exchange losses and other costs of sales decreased gross profit by approximately $8 million. These decreases in gross profit were partially offset by higher absorption of fixed manufacturing costs of approximately $14 million when compared to the prior year period. Additionally, the decrease in gross profit was partially offset by the favorable translation effect of foreign currency exchange rate changes, which increased gross profit by approximately $17 million from the prior year period.

SG&A costs for the nine months ended September 30, 2011 increased $30.8 million over the same period in 2010.  Restructuring and asset impairment charges, primarily related to manufacturing footprint rationalization in the current year period, increased SG&A costs by approximately $10 million. The higher allocation of corporate costs increased SG&A costs by approximately $14 million. The unfavorable translation effect of foreign currency exchange rate changes increased SG&A costs by approximately $11 million from the prior year period.

Loss from operations for the nine months ended September 30, 2011 was $30.6 million, a decline of $48.4 million from income from operations of $17.8 million in the same period in 2010, resulting primarily from the negative impact of higher material costs, product sales mix and costs related to manufacturing footprint rationalization.

Material Handling & Port Solutions **

	Nine Months Ended September 30,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$256.0	—	N/A	—	*
Gross profit	$47.8	18.7%	N/A	*	*
SG&A	$50.4	19.7%	N/A	*	*
Loss from operations	$(2.6)	(1.0)%	N/A	*	*

*	Not applicable

**	All amounts reported reflect results of operations from August 16, 2011 (the date of acquisition of 81% of the shares of Demag Cranes AG) through September 30, 2011.

Net sales for the MHPS segment for the nine months ended September 30, 2011 was $256.0 million. Net sales were driven by strength in Europe, particularly Germany. Increasing demand for industrial cranes as well as for mobile harbor cranes positively impacted net sales in the period. Part sales were a meaningful contributor to net sales, as higher capacity utilization at customer plants led to an increasing need for services and spare parts. This period is also typically a strong sales period for the MHPS segment as many industrial crane customers service their equipment when plants are shut down over the summer.

Gross profit for the nine months ended September 30, 2011 was $47.8 million. These results included charges of $19.3 million related to the revaluation of inventory at the acquisition date of Demag Cranes AG and $4.5 million related primarily to the amortization of tangible and intangible assets.

SG&A costs for the nine months ended September 30, 2011 was $50.4 million. These results include charges of $0.5 million related primarily to the amortization of tangible and intangible assets.

Loss from operations for the nine months ended September 30, 2011 was $2.6 million. These results included charges of $19.3 million related to the revaluation of inventory at the acquisition date of Demag Cranes AG and $5.0 million related primarily to the amortization of tangible and intangible assets.

Materials Processing

	Nine Months Ended September 30,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$512.0	—	$387.3	—	32.2%
Gross profit	$105.1	20.5%	$65.3	16.9%	60.9%
SG&A	$59.3	11.6%	$46.1	11.9%	28.6%
Income from operations	$45.8	8.9%	$19.2	5.0%	138.5%

Net sales in the MP segment increased by $124.7 million for the nine months ended September 30, 2011 when compared to the same period in 2010. Adjusting for the translation effect of foreign currency exchange rate changes, net sales increased approximately 27% from the comparable prior year period. Machine and parts sales continued to increase in most markets with the exception of southern Europe where customers have experienced difficulties in obtaining financing.  New mobile machines with increased capacities continued to drive sales as they gain acceptance in the market and approach capacities of static equipment. This increase was slightly offset by a slowdown in net sales recently experienced in the crushing equipment market.

Gross profit for the nine months ended September 30, 2011 increased by $39.8 million when compared to the same period in 2010.  The increase was primarily due to the impact of increased net sales, which increased gross profit by approximately $31 million. The favorable translation effect of foreign currency exchange rate changes increased gross profit by approximately $6 million from the prior year period.

SG&A costs for the nine months ended September 30, 2011 increased by $13.2 million when compared to the same period in 2010, primarily due to the higher allocation of corporate costs of approximately $7 million and the unfavorable translation effect of foreign currency exchange rate changes, which increased SG&A costs by approximately $3 million from the prior year period. Additionally, higher selling costs associated with improved net sales increased SG&A costs by approximately $3 million.

Income from operations for the nine months ended September 30, 2011 was $45.8 million, an increase of $26.6 million from the comparable period in 2010, primarily due to higher net sales volume partially offset by higher SG&A costs.

Corporate / Eliminations

	Nine Months Ended September 30,
	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(35.2)	—	$(25.7)	—	*
Loss from operations	$(7.0)	*	$(54.4)	*	*

*	Not meaningful as a percentage

The net sales amounts include the elimination of intercompany sales activity among segments.  Loss from operations improved from the prior year period primarily due to the impact of higher corporate expense allocation to all of the segments combined with lower restructuring costs and improved margins from government sales and other activities in the current year period.

Interest Expense, Net of Interest Income

During the nine months ended September 30, 2011, our interest expense net of interest income was $84.9 million, or $16.6 million lower than the same period in the prior year. This decrease was primarily driven by reduced interest expense due to the retirement of debt over the past year.

Loss on early extinguishment of debt

On January 18, 2011, we exercised our early redemption option and repaid the outstanding $297.6 million principal amount of our 7-3/8% Notes. The cash paid to redeem the 7-3/8% Notes included a call premium of $3.6 million. Additionally, we recorded a charge of $4.1 million to recognize a loss on the write-off of unamortized costs, including debt issuance costs, original issue discount and interest rate swap costs, in connection with the repayment of the 7-3/8% Notes. Additionally, in August 2011, we entered into an amended and restated credit agreement that replaced our previous credit agreement. The termination of our previous credit agreement resulted in non-cash charges for accelerated amortization of debt acquisition costs of $1.4 million in the current year period.

Other Income (Expense) – Net

Other income (expense) – net for the nine months ended September 30, 2011 was income of $136.5 million, an increase of $162.4 million when compared to the same period in the prior year.  The change was primarily driven by income in the current year period of approximately $168 million from the sale of approximately 5.8 million shares of Bucyrus common stock. Charges related to the acquisition of Demag Cranes AG totaling approximately $16 million were partially offset by lower expense of approximately $5 million in the current year period associated with derivative instruments.

Income Taxes

During the nine months ended September 30, 2011, we recognized an income tax expense of $56.5 million on income of $94.0 million, an effective tax rate of 60.1%, as compared to an income tax benefit of $21.9 million on a loss of $200.7 million, an effective tax rate of 10.9%, for the nine months ended September 30, 2010.  The higher tax rate recorded in 2011, compared to statutory tax rates, was mainly due to non-tax benefitted losses and non-tax deductible expenses incurred to acquire Demag Cranes and the enactment of a statutory income tax rate reduction in the U.K.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets.  We had cash and cash equivalents of $684.9 million at September 30, 2011.  The majority of the cash held by our foreign subsidiaries could be used in the U.S. if necessary; however, approximately $145 million of cash related to Demag Cranes AG can only be used to support their operations until the companies finalize a domination and profit and loss transfer agreement, which is expected to be completed during 2012. Currently, there are no trends, demands or uncertainties as a result of the Company’s cash re-investment policy that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility.

We believe that cash generated from operations together with access to our bank credit facilities and cash on hand, provide adequate liquidity to continue to support our internal operating initiatives and meet our operating and debt service requirements. See Item 1A "Risk Factors" for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business.

In August 2011, we entered into an amended and restated credit agreement that replaced our previous credit agreement. The new credit agreement provided us with a $460.1 million term loan and a €200.0 million term loan. The proceeds of the term loans were used, along with other cash, to pay for the shares of Demag Cranes AG and all related fees and expenses. The term loans are scheduled to mature on April 28, 2017, subject to earlier maturity on March 1, 2016 if the Company's existing senior notes have not been satisfied in full prior to that time.

In addition, our new credit facilities provide us with a revolving line of credit of up to $500 million. The revolving line of credit consists of $250 million of available domestic revolving loans and $250 million of available multicurrency revolving loans. The revolving lines of credit are scheduled to mature on April 29, 2016, subject to earlier maturity on March 1, 2016 if the Company's existing senior notes have not been satisfied in full prior to that time. We had $447.9 million available for borrowing under our revolving credit facilities at September 30, 2011. The 2011 Credit Agreement also provides incremental commitments of up to $250 million, which may be extended at the option of the lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, provided that no more than $100 million of the incremental amount may be used for incremental term loan commitments.

Demag Cranes AG has a bank credit agreement which matures on November 18, 2015 to provide liquidity for their operations. The Demag Cranes AG credit agreement provides multicurrency revolving lines of credit of €200.0 million, which can be used for loans or letters of credit to a sub-limit of €40 million. In addition to customary covenants, the credit agreement contains certain restrictions on transactions with Terex including making loans to or entering into cash pooling arrangements and payment of dividends. Upon completion of a domination and profit and loss transfer agreement, the lenders under the Demag Cranes AG credit agreement have the option to terminate the agreement. As of September 30, 2011, there was $167.3 million outstanding under this facility at a weighted average interest rate of 3.29%. Demag Cranes AG had letters of credit issued under this facility of $29.2 million. Undrawn availability under the Demag Cranes credit agreement was $71.2 million.

During 2011, we sold our 5.8 million shares of Bucyrus International, Inc. (“Bucyrus”) stock for $531.8 million, including $239 million received in the third quarter of 2011. We used the net proceeds from these sales to reinvest in our business including partially funding our purchase of shares of Demag Cranes AG, which satisfied our obligations to reinvest the net cash proceeds under various agreements governing our debt.

We increased our investment in financial services assets from approximately $133 million net at June 30, 2011, to approximately $138 million at September 30, 2011 and we remain focused on expanding TFS in key markets like the U.S., Europe and China. For the remainder of 2011, we expect to rely to a greater extent on third-party funders, which we anticipate will reduce the absolute amount of funding invested by TFS.

In the first nine months of 2011, our cash used in inventory was approximately $145.3 million as we made investments in businesses showing improved order and inquiry activity. We are continuing our program to increase inventory turns by sharing, throughout our Company, many of the best practices and lean manufacturing processes that several of our business units have implemented successfully.  We expect these initiatives to reduce the level of inventory needed to support our business and allow us to reduce our manufacturing lead times, thereby reducing our working capital requirements. During the last seven quarters, our inventory turns have improved as the Company's sales volumes increased. Further efficiencies in inventory turns are expected to come largely from reductions in inventory as deliveries of several large crane orders are scheduled to occur and we work to better plan our production and delivery schedules in line with demand. We expect these reduced inventory levels in the last quarter of 2011 and, excluding the impact of MHPS, to reduce working capital as a percentage of sales to approximately 27% by year end.

While we generated approximately $106 million in free cash flow in the third quarter, this was below our expectations. We will continue to pursue cash generation opportunities, including reductions in costs and working capital, reviewing alternatives for under-utilized assets, and selectively investing in our businesses to promote growth opportunities. We expect to generate approximately $200 - $250 million of free cash flow during the remainder of the year.

The following table reconciles income from operations to free cash flow (in millions):

Three months ended 9/30/11
Income from operations	$52.6
Plus: Depreciation and amortization	36.2
Plus: Proceeds from sale of fixed assets	5.1
Plus/minus: Changes in working capital	51.4
Plus/minus: Customer advances	(10.0)
Plus/minus: Rental/demo equipment	1.3
Less: Capital expenditures	(30.8)
Free cash flow	$105.8

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

Typically, we have invested our cash in a combination of highly rated, liquid money market funds and in short-term bank deposits with large, highly rated banks. Our investment objective is to preserve capital and liquidity while earning a market rate of interest. In 2010 and into the first nine months of 2011, we used a portion of our cash balance to take advantage of early payment discounts offered by our suppliers where the returns were greater than the amount that would have been earned on such cash if invested in money market funds and short-term bank deposits. We expect this practice to continue through 2011, although we may discontinue this practice at any time.

The interest rates charged under our bank credit facilities are subject to adjustment based on our consolidated leverage ratio. We had no outstanding borrowings under our revolving credit facilities and $720.7 million in U.S. dollar and Euro denominated term loans outstanding at September 30, 2011. The U.S. dollar term loans bear interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 4%, with a floor of 1.5% on LIBOR. The euro term loans bear interest at a rate of Euro Interbank Offer Rate (“EURIBOR”) plus 4.5% with a floor of 1.5% on EURIBOR. At September 30, 2011, the weighted average interest rate on these term loans was 5.7%.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

The revolving line of credit under our 2011 credit facility expires in April 2016.  Our 4% Convertible Senior Subordinated Notes mature in June 2015, our 10-7/8% Senior Notes mature in June 2016 and our 8% Senior Subordinated Notes (“8% Notes”) mature in November 2017.  See Note M –“Long-Term Obligations,” in our Condensed Consolidated Financial Statements.

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

As a result of our settlement with the SEC and final court decree in August 2009, for a period of three years, or such earlier time as we are able to obtain a waiver from the SEC, (i) we are no longer qualified as a "well known seasoned issuer" ("WKSI") as defined in Rule 405 of the Securities Act of 1933, and cannot take advantage of the benefits available to a WKSI, which include expedited registration and access to the capital markets, (ii) we cannot rely on the safe harbor provisions regarding forward-looking statements provided by the regulations issued under the Securities Exchange Act of 1934, and (iii) we cannot utilize Regulation A or D. However, we have an effective $1 billion multi-security shelf registration statement on file with the SEC that allows for easier access to the capital markets.

Cash Flows

Cash used in operations for the nine months ended September 30, 2011 totaled $111.2 million, compared to cash used in operations of $468.8 million for the nine months ended September 30, 2010.  The change in cash used in operations was primarily driven by improved operating income, less cash used for working capital and tax refunds received in 2011.

Cash used in investing activities for the nine months ended September 30, 2011 was $557.9 million, compared to $946.6 million cash provided by investing activities for the nine months ended September 30, 2010.  The change in cash from investing activities was primarily due to the purchase of Demag Cranes AG partially offset by the proceeds from the sale of Bucyrus International common stock in 2011 combined with the proceeds from the sale of the Mining business in February 2010.

Cash provided by financing activities was $455.6 million for the nine months ended September 30, 2011, compared to cash used in financing activities for the nine months ended September 30, 2010 of $50.9 million.  The change was primarily due to proceeds from the issuance of long-term debt in connection with a new credit facility offset in part by the repayment of long-term debt in the nine months ended September 30, 2011.

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

As of September 30, 2011, our maximum exposure to such credit guarantees was $143.9 million, including total credit guarantees issued by Terex Demag GmbH and Sichuan Changjiang Engineering Crane Co., Ltd, both part of our Cranes segment, and Genie Holdings, Inc. and its affiliates, part of our AWP segment, of $65.9 million, $41.2 million and $25.8 million, respectively.  The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years.  Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

There can be no assurance that historical credit default experience will be indicative of future results.  Our ability to recover losses experienced from our guarantees may be affected by economic conditions in effect at the time of loss.

We issue, from time to time, residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  As described in Note O – “Litigations and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $12.5 million at September 30, 2011.  We are able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of September 30, 2011, our maximum exposure pursuant to buyback guarantees was $120.6 million.  We are able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Condensed Consolidated Balance Sheet of approximately $13 million for the estimated fair value of all guarantees provided as of September 30, 2011.

There can be no assurance that our historical experience in used equipment markets will be indicative of future results.  Our ability to recover losses from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies.  The major foreign currencies, among others, in which we do business are the Euro and British Pound.  We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts.  At September 30, 2011, we had foreign exchange contracts with a notional value of $566.1 million.

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

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate swap agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over London Interbank Offer Rate (“LIBOR”).  At September 30, 2011, the floating rate was 3.10%.

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

Powerscreen Patent Infringement Lawsuit

On December 6, 2010, we received an adverse jury verdict in the amount of approximately $16 million in a patent infringement lawsuit brought against Powerscreen International Distribution Limited (“Powerscreen”) and Terex by Metso Minerals Inc. (“Metso”) in the United States District Court for the Eastern District of New York. Metso has made a motion to also receive attorneys' fees and pre- and post-judgment interest and to receive treble damages on all such amounts. The lawsuit involved the claim by Metso that the folding side conveyor of Powerscreen screening plants violates a patent held by Metso in the United States.  We do not agree that the accused Powerscreen mobile screening plants or their folding conveyor infringe the subject patent held by Metso. These types of patent cases are very complex and we strongly believe that the verdict is contrary to both the law and the facts. As of the date of this filing, post-trial motions are pending and final judgment has not been entered. Upon entry of final judgment, we intend to appeal the verdict and believe that we will ultimately prevail on appeal. This verdict only relates to certain models of Powerscreen mobile screening plants with the alleged infringing folding side conveyor design sold in the United States. An injunction has also been issued preventing us from marketing or selling the alleged infringing folding side conveyor in the United States. As a result, we are now selling the affected models of Powerscreen mobile screening plants with a new design. We do not expect this verdict will have a material impact on our consolidated business or overall operating results. However, the outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in us incurring significant liabilities, which could have a material adverse effect on our results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements”, which amended Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting.  In an arrangement with multiple deliverables, the delivered item(s) shall be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis.  Items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

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

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measurements and Disclosures.”  This amendment requires new disclosures, including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements.  It also clarified guidance related to determining the appropriate classes of assets and liabilities and the information to be provided for valuation techniques used to measure fair value.  This guidance with respect to Level 3 fair value measurements is effective for us in our interim and annual reporting periods beginning after December 15, 2010.  Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this update clarify the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The effects of this guidance will depend on any future acquisitions we may complete.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which amended ASC 820, “Fair Value Measurements and Disclosures.” This guidance addresses efforts to achieve convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity's net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This guidance is effective for us in our interim and annual reporting periods beginning after December 15, 2011. We are currently evaluating the impact that adoption of the guidance will have on the determination and reporting of our financial results.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on our consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In September 2011, The FASB issued ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350), ” (“ASU 2011-08”) allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. We elected to early adopt this accounting guidance at the beginning of our fourth quarter of 2011 on a prospective basis for goodwill impairment tests. We anticipate that the adoption of this standard will not have a significant impact on the determination or reporting of our financial results.

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

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans.  We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments.  Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars.  Primary exposures include the U.S. Dollar when compared to functional currencies of our major markets, which include the Euro and British Pound. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures.  At September 30, 2011, we had foreign exchange contracts with a notional value of $566.1 million.  The fair market value of these arrangements, which represents the cost to settle these contracts, was a net gain of $4.2 million at September 30, 2011.

At September 30, 2011, we performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating (loss) income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the three months ended September 30, 2011 would not have had a significant impact on the translation effect of foreign currency exchange rate changes already included in our reported operating loss for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt.  Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary.  At September 30, 2011, approximately 37% of our debt was floating rate debt and the weighted average interest rate for all debt was approximately 6.38%.

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over LIBOR.  At September 30, 2011, the floating rate was 3.10%.

At September 30, 2011, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings effect on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at September 30, 2011 would have increased interest expense by approximately $1 million for the six months ended September 30, 2011.

Commodities Risk

Principal materials and components that we use in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. Input costs continue to be a challenge, particularly in AWP and in our truck business in Construction where tires have been an issue. Component availability is still impacting us, particularly certain of our Construction businesses, although this was less prevalent in the third quarter than earlier in the year.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2011, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2011.

(b)	Changes in Internal Control Over Financial Reporting

As a result of the acquisition of Demag Cranes AG, there were changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Such changes included, interfacing the financial systems of Demag Cranes AG with our systems and implementing procedures to convert the financial results of Demag Cranes from International Financial Reporting Standards to U.S. Generally Accepted Accounting Principles. We are continuing to augment our existing controls to reflect the risks inherent in an acquisition of this magnitude and complexity.

In the three months ended September 30, 2010, we continued our implementation of an integrated suite of enterprise software at multiple locations involving one of our businesses as part of a multi-year global implementation program. The implementation has involved changes to certain processes and related internal controls over financial reporting. We have reviewed the system and the controls affected and made appropriate changes as necessary.

Except as described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors presented below entitled “We may face limitations on our ability to integrate acquired businesses, including the recent acquisition of Demag Cranes AG” and “We have a significant amount of debt outstanding and must comply with restrictive covenants in our debt agreements” update and replace the risk factors entitled “We may face limitations on our ability to integrate acquired businesses” and “We have debt outstanding and must comply with restrictive covenants in our debt agreements,” respectively, disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no other material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

We may face limitations on our ability to integrate acquired businesses, including the recent acquisition of Demag Cranes AG.

From time to time, we engage in strategic transactions involving risks, including the possible failure to successfully integrate and realize the expected benefits of such transactions, and we anticipate making additional acquisitions in the future.  On August 16, 2011, we acquired approximately 81% of the outstanding shares of Demag Cranes AG, bringing our ownership total to approximately 82%. Our ability to realize the anticipated benefits of the purchase, including the expected combination benefits, will depend, to a large extent, on our ability to integrate the businesses of both companies.  A full integration of the companies will not be possible until a domination and profit and loss transfer agreement is put in place or we acquire the remaining shares of Demag Cranes AG, which could take a significant amount of time to occur.

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

Many of these factors will be outside of the combined company's control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy.  If we fail to achieve the anticipated benefits of the Demag Cranes AG acquisition, this could have an adverse effect on the market price of our common stock.

On August 16, 2011, we paid approximately $1.1 billion to acquire approximately 81% of the shares of Demag Cranes AG. While we believe that cash generated from operations, together with access to our bank credit facilities and cash on hand, provide adequate liquidity to continue our internal operating initiatives and meet our operating and debt service requirements, no assurance can be given that we will have enough cash to fund our liquidity needs. If our cash flows are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness.

Failure to implement our acquisition strategy, including successfully integrating acquired businesses, could have an adverse effect on our business, financial condition and results of operations.

We have a significant amount of debt outstanding and must comply with restrictive covenants in our debt agreements.
We entered into a new credit agreement to provide for additional new secured term loans of $460.1 million and €200 million and $500 million of revolving credit facilities to fund a portion of the purchase price for Demag Cranes AG and to support our future working capital needs and capital expenditure plan. See Note M - “Long-Term Obligations” to our September 30, 2011 Condensed Consolidated Financial Statements for additional information on the new credit agreement.
Our total long-term debt at September 30, 2011 was $2,316.6 million, which means that our borrowings under our new credit agreement will represent significantly increased aggregate debt levels for us. Our ability to make required payments of principal and interest on our increased debt levels will depend on future performance of our combined businesses, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. In addition, both our new and our existing credit agreement contains financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. While we are currently in compliance with the financial covenants, increases in our debt or decreases in our earnings could cause us to fail to comply with these financial covenants. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our financial position, results of operation and debt service capability.

Our increased level of debt and the financial and restrictive covenants contained in our new credit agreement could have important consequences on our financial position and results of operations, including increasing our vulnerability to increases in interest rates because debt under our new credit agreement bears interest at variable rates.

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

TEREX CORPORATION
(Registrant)

Date:	November 3, 2011	/s/ Phillip C. Widman
Phillip C. Widman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	November 3, 2011	/s/ Mark I. Clair
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

10.18
Amended and Restated Credit Agreement dated as of August 5, 2011, among Terex Corporation, certain of its subsidiaries, the Lenders named therein and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated August 5, 2011 and filed with the Commission August 10, 2011).

10.19
Guarantee and Collateral Agreement dated as of August 11, 2011, among Terex Corporation, certain of its subsidiaries, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated August 11, 2011 and filed with the Commission August 16, 2011).

10.20	Credit Facility Agreement dated November 18, 2010, among Demag Cranes AG, certain of its subsidiaries, the Lenders named therein and Unicredit Bank AG, London Branch, as Facility Agent.*

10.21
Waiver Letter dated June 16, 2011 amending the Credit Facility Agreement dated November 18, 2010, among Demag Cranes AG, certain of its subsidiaries, the Lenders named therein and Unicredit Bank AG, London Branch, as Facility Agent.*

10.22
Asset and Stock Purchase Agreement dated as of December 20, 2009, between Terex Corporation and Bucyrus International, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 15, 2010 and filed with the Commission on January 19, 2010).

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

10.25
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