Form 10-K
period 2011-12-31
TEREX CORP
filed 2012-02-29
CIK 97216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $3,020 million based on the last sale price on June 30, 2011.

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK OUTSTANDING WAS 109.8 MILLION AS OF February 24, 2012.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

As used in this Annual Report on Form 10-K, unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.” This Annual Report generally speaks as of December 31, 2011, unless specifically noted otherwise.

Forward-Looking Information

Certain information in this Annual Report includes forward-looking statements regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Uncertainties.” In addition, when included in this Annual Report or in documents incorporated herein by reference, the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include:

•	our business is cyclical and weak general economic conditions affect the sales of our products and financial results;

•	our ability to successfully integrate acquired businesses, including the recent acquisition of Demag Cranes AG;

•	our ability to access the capital markets to raise funds and provide liquidity;

•	our business is sensitive to government spending;

•	our business is very competitive and is affected by our cost structure, pricing, product initiatives and other actions taken by competitors;

•	the effects of past operating losses;

•	a material disruption to one of our significant facilities;

•	our retention of key management personnel;

•	the financial condition of suppliers and customers, and their continued access to capital;

•	our providing financing and credit support for some of our customers;

•	we may experience losses in excess of recorded reserves;

•	the carrying value of our goodwill and other indefinite-lived intangible assets could become impaired;

•	our ability to obtain parts and components from suppliers on a timely basis at competitive prices;

•	our ability to timely manufacture and deliver products to customers;

•	the need to comply with restrictive covenants contained in our debt agreements;

•	our ability to generate sufficient cash flow to service our debt obligations and operate our business;

•	our business is global and subject to changes in exchange rates between currencies, regional economic conditions and trade restrictions;

•	our operations are subject to a number of potential risks, including changing regulatory environments, the Foreign Corrupt Practices Act and other similar laws, and political instability;

•	possible work stoppages and other labor matters;

•	compliance with changing laws and regulations, particularly environmental and tax laws and regulations;

•	litigation, product liability claims, patent claims, class action lawsuits and other liabilities;

•	our ability to comply with an injunction and related obligations resulting from the settlement of an investigation by the United States Securities and Exchange Commission (“SEC”);

•	our implementation of a global enterprise system and its performance; and

•	other factors.

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
For the Year Ended December 31, 2011

PART I

ITEM 1.	BUSINESS

GENERAL

Terex is a diversified global equipment manufacturer of a variety of capital goods machinery products. We are focused on delivering reliable, customer-driven solutions for a wide range of commercial applications, including the construction, infrastructure, quarrying, mining, manufacturing, shipping, transportation, refining, energy and utility industries. We report in five business segments: (i) Aerial Work Platforms; (ii) Construction; (iii) Cranes; (iv) Material Handling & Port Solutions; and (v) Materials Processing.

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

Our Company was incorporated in Delaware in October 1986 as Terex U.S.A., Inc. We have changed significantly since that time, achieving $6.5 billion of net sales in 2011. Much of our growth has been accomplished through acquisitions, and, in the past ten years, we have also focused on becoming a superb operating company.

As we have expanded our operations, our business has become increasingly international in scope, with our products manufactured in North and South America, Europe, Australia and Asia and sold worldwide. We continue to focus on expanding our business globally, with an increased emphasis on developing markets such as China, India, Brazil, Russia and the Middle East.

For financial information about our industry and geographic segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note B - “Business Segment Information” in the Notes to the Consolidated Financial Statements.

AERIAL WORK PLATFORMS

Our Aerial Work Platforms (“AWP”) segment designs, manufactures, refurbishes, services and markets aerial work platform equipment, telehandlers, light towers, bridge inspection equipment and utility equipment. Products include portable material lifts, portable aerial work platforms, trailer-mounted articulating booms, self-propelled articulating and telescopic booms, scissor lifts, telehandlers, trailer-mounted light towers, bridge inspection equipment and utility equipment (including truck-mounted digger derricks, auger drills, aerial devices and cable placers) as well as their related components and replacement parts. Customers use these products to construct and maintain industrial, commercial and residential buildings and facilities, construct and maintain utility and telecommunication lines, trim trees, in construction and foundation drilling applications and for other commercial operations, as well as in a wide range of infrastructure projects. We market aerial work platform products principally under the Terex® and Genie® brand names.

AWP has the following significant manufacturing operations:

•	Aerial work platform equipment is manufactured in Redmond and Moses Lake, Washington, Umbertide, Italy, Coventry, England and Changzhou, China;

•	Telehandlers are manufactured in Moses Lake, Washington and Umbertide, Italy;

•	Trailer-mounted light towers, trailer-mounted articulated booms and bridge inspection equipment are manufactured in Rock Hill, South Carolina; and

•	Utility products are manufactured in Watertown and Huron, South Dakota and Betim, Brazil.

We have aerial work platform refurbishment facilities located in Waco, Texas and Stockton, California. Additionally we operate a network of service locations that service and support utility products, aerial devices and a variety of other Terex® products throughout the United States.

We have a parts and logistics center located in North Bend, Washington for our aerial work platform equipment. Our utilities parts business, along with a portion of our aerial work platform parts business, conduct business at a shared Terex facility in Southaven, Mississippi. Our European parts and logistics operations are conducted through an out-sourced facility in Roosendaal, The Netherlands.

CONSTRUCTION

Our Construction segment designs, manufactures and markets three primary categories of construction equipment and their related components and replacement parts:

•	Heavy construction equipment, including off-highway trucks and material handlers;

•
Compact construction equipment, including loader backhoes, compaction equipment, mini and midi excavators, site dumpers, compact track loaders, skid steer loaders, wheel loaders and tunneling equipment; and

•	Roadbuilding equipment, including asphalt and concrete equipment (including pavers, transfer devices, plants, mixers, reclaimers/stabilizers, placers and cold planers) and landfill compactors.

Customers use our products in construction and infrastructure projects, in building roads and bridges, in quarrying and mining operations and for material handling applications. We market our Construction products principally under the Terex® brand name, and for certain products, the Terex® name in conjunction with certain historic brand names.

Construction has the following significant manufacturing operations:

Heavy Construction Equipment

•	Off-highway rigid haul trucks and articulated haul trucks are manufactured in Motherwell, Scotland; and

•	Material handlers are manufactured in Bad Schönborn, Germany.

Compact Construction Equipment

•	Compact track loaders, skid steer loaders and track systems for aerial work platform products are manufactured in Grand Rapids, Minnesota;

•	Site dumpers, compaction equipment and loader backhoes, as well as products for our AWP segment, are manufactured in Coventry, England;

•
A range of wheel loaders and mini, mobile, and midi excavators are manufactured in Crailsheim, Germany, and parts for the above-referenced products are manufactured in Langenburg and Gerabronn, Germany. In addition, specialized tunneling equipment is manufactured in Langenburg, Germany; and

•	Loader backhoes, skid steer loaders and light towers (for our AWP segment) are manufactured for markets in India and neighboring countries in Greater Noida, Uttar Pradesh, India.

Roadbuilding Equipment

•
Cold planers, reclaimers/stabilizers, asphalt plants, asphalt pavers, concrete plants, concrete pavers, concrete placers, transfer devices and landfill compactors, as well as products for our Materials Processing segment, are manufactured in Oklahoma City, Oklahoma;

•	Asphalt plants, asphalt pavers, soil plants, cold planers, and micropaving and asphalt distributor equipment are manufactured in Cachoeirinha, Brazil;

•	Concrete pavers are manufactured in Canton, South Dakota; and

•	Front and rear discharge concrete mixer trucks are manufactured in Fort Wayne, Indiana

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

CRANES

Our Cranes segment designs, manufactures, services and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, lattice boom truck cranes, truck-mounted cranes (boom trucks) and specialized port and rail equipment including straddle and sprinter carriers, gantry cranes, ship-to-shore cranes, reach stackers, empty container handlers, full container handlers and general cargo lift trucks, as well as their related replacement parts and components. Our Cranes products are used primarily for construction, repair and maintenance of commercial buildings, manufacturing facilities and infrastructure, as well as for material handling at port and railway facilities. We market our Cranes products principally under the Terex® brand name.

Cranes has the following significant manufacturing operations:

•	Rough terrain and telescopic crawler cranes are manufactured in Crespellano, Italy;

•	All-terrain cranes, truck cranes, truck-mounted cranes and reach stackers are manufactured in Montceau-les-Mines, France;

•	Rough terrain cranes, truck cranes and truck-mounted cranes are manufactured in Waverly, Iowa;

•	Truck cranes and truck-mounted cranes are manufactured in Luzhou, China;

•	Lattice boom crawler cranes are manufactured in Jinan, China;

•	Pick and carry cranes are manufactured in Brisbane, Australia;

•	Tower cranes are manufactured in Fontanafredda, Italy;

•	Lattice boom crawler and lattice boom truck cranes, as well as all terrain cranes, are manufactured in Zweibruecken-Dinglerstrasse and Zweibruecken-Wallerscheid, Germany;

•	Steel assemblies for cranes are manufactured in Bierbach, Germany and Pecs, Hungary;

•
Rubber tired gantry cranes, rail mounted gantry cranes, ship-to-shore cranes, reach stackers, empty container handlers, general cargo lift trucks and other material handling equipment are manufactured in Xiamen, China;

•	Straddle and sprinter carriers are manufactured in Wurzburg, Germany; and

•	Reach stackers, empty container handlers, full container handlers and general cargo lift trucks are manufactured in Lentigione, Italy.

MATERIAL HANDLING & PORT SOLUTIONS

Our Material Handling & Port Solutions (“MHPS”) segment designs, manufactures, refurbishes, services and markets industrial cranes, including standard cranes, process cranes, rope and chain hoists, electric motors, light crane systems and crane components and port equipment such as mobile harbor cranes, automated stacking cranes, automated guided vehicles as well as terminal automation technology, including software. Customers use these products for material handling at manufacturing and port facilities. Our MHPS segment also operates an extensive global sales and service network. We market our MHPS products under the Demag® and Gottwald® brand names.

MHPS has the following significant manufacturing operations:

•
Standard cranes are manufactured in Luisenthal, Germany, Banbury, UK, Madrid, Spain, Milan, Italy, Solon, Ohio, Cotia, Brazil, Boksburg, South Africa, Chakan, India, Shanghai, China, and Sydney, Australia;

•	Process cranes are manufactured in Slany, Czech Republic, Boksburg, South Africa, Chakan, India, Shanghai, China and Cotia, Brazil;

•	Rope and chain hoists are manufactured in Wetter an der Ruhr, Germany, Shanghai, China, Milan, Italy and Cotia, Brazil;

•	Electric motors are manufactured in Uslar, Germany;

•	Mobile harbor cranes, automated stacking cranes and automated guided vehicles are manufactured in Düsseldorf, Germany; and

•	Light crane systems are manufactured in Shanghai, China, Cotia, Brazil, Chakan, India and Wetter an der Ruhr, Germany.

We offer a range of services for cranes and lifting equipment consisting of field service, refurbishment and spare parts, as well as consultancy and training services to help optimize the use of our crane systems. These services are provided by more than 220 service centers worldwide. Our services are provided on our own industrial crane products and also on third-party products and related equipment.

MATERIALS PROCESSING

Our Materials Processing (“MP”) segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders, chippers and related components and replacement parts. Customers use our MP products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries. We market our MP products principally under the Terex® and Powerscreen® brand names and the Terex® name in conjunction with certain historic brand names.

MP has the following significant manufacturing operations:

•	Mobile crushers and mobile screens are manufactured in Omagh and Dungannon, Northern Ireland;

•	Mobile crushers and mobile screens are manufactured in Hosur, India, primarily for the Indian market;

•	Base crushers and base screens are manufactured in Subang Jaya, Malaysia and at a Terex facility in Oklahoma City, Oklahoma;

•	Screening equipment is manufactured in Durand, Michigan;

•	Mobile crushers and mobile screens are manufactured in Quanzhou, China primarily for the Chinese market;

•	Base crushers are manufactured in Coalville, England; and

•	Hand-fed chippers and drum-style trailer-mounted and tracked biomass chippers are manufactured in Farwell, Michigan.

We have a North American distribution center in Louisville, Kentucky and four distribution facilities in Australia.

OTHER

We may assist customers in their rental, leasing and acquisition of our products through Terex Financial Services (“TFS”). TFS utilizes its equipment and financial leasing experience to provide a variety of financing solutions to our customers when they purchase our equipment. TFS provides financing support primarily by: (i) facilitating loans and leases between our customers and various third party financial institutions; and (ii) in the United States, originating, underwriting, documenting, funding and servicing financing transactions directly with end-user customers, distributors and rental companies. Most of the transactions are fixed and floating rate loans. However, TFS also provides sales-type leases, operating leases and rentals (with and without purchase options). TFS in the normal course of business sells loans and leases to financial institutions with which it has established relationships.

Although the direct financing activities of TFS have historically been limited to the United States, TFS is continually evaluating the need and opportunity to provide this capability in other countries. In 2011, TFS provided limited financing through syndication in select countries in Europe and in 2012 TFS plans to initiate a direct equipment finance leasing business in China.

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

BUSINESS STRATEGY

General

We operate a diverse portfolio of capital goods machinery businesses that serve numerous end-user applications and geographic markets. Our diverse portfolio reduces the impact of any one application or market on business results while our focus on machinery-related businesses brings common operational characteristics that enable business efficiency.

Mergers and acquisitions have played an important role in the history of our Company and we will continue to evaluate new opportunities that can enhance our business portfolio while creating opportunities for leverage on market presence, operational capabilities, or both.

Over the past several years, we made several conscious changes to our business portfolio to better balance business drivers and to strengthen the capabilities of our Company. We have moved from what was predominantly a mining and construction equipment company to a more diverse manufacturer of capital goods machinery with strong market positions in our specialty areas. As a result, approximately 75% of our sales are generated in areas where we are a market leader (one of the top three companies in the market).

Our 2011 investment in Demag Cranes AG was a major step towards these objectives; one that enhances our existing port equipment business, adds a new position in overhead cranes for the industrial environment, and brings a mature set of service capabilities that we believe can be transformative within Terex. During 2011, we also strengthened our position in developing markets, acquiring a utility equipment and energized electrical line work tools company in Brazil, as well as entering into a joint venture agreement that we believe will enhance our production and distribution presence in the Russian market.

Our operating strategy reflects the following core elements of the Terex operating model:

1.	Customer Responsiveness

2.	Operational Efficiency

3.	Global Growth

We must excel in each of these areas in order to be a more effective and more profitable company long term, and strong performance in all three areas is central to the daily management of our Company.

Our Customer Responsiveness goal is to exceed the performance of competitors in providing equipment that goes to work and stays at work, backed by world class parts and service support. Each of our businesses routinely measures customer satisfaction and develops roadmaps used to drive both step-change and incremental improvement in customer satisfaction. Our goal is annual improvement in our current businesses to achieve improved responsiveness versus our competition.

Our Operational Efficiency goal is to achieve the highest return on invested capital in our peer group. This implies an efficient factory footprint, efficient supply and delivery chains, and a lean mindset that enables the elimination of waste throughout our processes for production, delivery, and service to the customer using the Terex Business System (as explained below). It is not our goal to be the lowest priced competitor, but to have the ability to compete on price when necessary. Competition in all of our businesses is intense and we must position ourselves to compete more effectively during all phases of the future business cycle.

Global Growth is critical to our future success. We believe that success in developing markets is both an opportunity and a necessity for many of our businesses. Developing markets are also increasingly important source countries in our industries. We have been active for several years at sourcing components and products from developing markets and intend to pursue such opportunities aggressively in the future.

We remain committed to becoming a stronger and more effective company tomorrow than we are today. To be successful, we must focus on what makes our individual businesses strong while also working together across our businesses to harness the strength of the Company as a whole. We continue to strengthen our management team and processes in order to meet these goals.

What does not change however, is our unwavering commitment to a set of core principles that guide everything we do. These principles are reflected in our purpose, mission, and vision, in a set of cultural characteristics that we call the Terex Way, and in the processes and practices that define the Terex Business System.

Purpose, Mission, Vision

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

The Terex Way

We operate our business based on our value system, “The Terex Way.” The Terex Way shapes the culture of our Company and reflects our collective commitment to what it means to be a part of Terex. The Terex Way is based on six key values:

•
Integrity: Integrity reflects honesty, ethics, transparency and accountability. We are committed to maintaining high ethical standards in all of our business dealings and we never sacrifice our integrity for profit.

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

The Terex Business System

Our operational principles are based on the “Terex Business System,” or “TBS.” TBS is the framework around which we are building our capabilities as a superb operating company to achieve our long-term goals. Founded on lean concepts, TBS is a set of guiding principles and business processes that collectively define who we are and how we do what we do. TBS is our playbook to deliver our customer, team member and financial goals. It aligns the Company globally with repeatable, teachable processes that harness the full potential of our team members. TBS is not the business strategy; it supports the business strategy. We anticipate that TBS will provide us a competitive advantage through the use of customer-centric tools that continually enhance customer responsiveness and eliminate waste.

PRODUCTS

AERIAL WORK PLATFORMS

AERIAL WORK PLATFORMS. Aerial work platform equipment safely positions workers and materials easily and quickly to elevated work areas to enhance productivity. These products have developed as alternatives to scaffolding and ladders. We offer a variety of aerial lifts that are categorized into seven product families: portable material lifts; portable aerial work platforms; trailer-mounted articulating booms; self-propelled articulating and self-propelled telescopic booms; scissor lifts; and bridge inspection equipment.

•	Portable material lifts are used primarily indoors in the construction, industrial and theatrical markets.

•	Portable aerial work platforms are used primarily indoors in a variety of markets to perform overhead maintenance.

•	Trailer-mounted articulating booms are used both indoors and outdoors. They provide versatile reach, and have the ability to be towed between job sites.

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

•
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

•
Digger derricks are used to dig holes, hoist and set utility poles, as well as lift transformers and other materials at job sites. Auger drills are used to dig holes for utility poles or construction foundations requiring larger diameter holes in difficult soil conditions.

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

CONSTRUCTION

HEAVY CONSTRUCTION EQUIPMENT. We manufacture and/or market off-highway trucks and material handlers.

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

•	Material handlers are designed for handling logs, scrap, recycling and other bulky materials with clamshell, magnet or grapple attachments.

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

•	Asphalt transfer devices are available in both self-propelled and paver pushed designs and are intended to reduce segregation in the paver to create a smoother roadway.

•	Asphalt plants are used to produce hot mix asphalt and are available in portable, re-locatable and stationary configurations.

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

•	Our concrete pavers are used to finish concrete streets, highways and airport surfaces.

•	Concrete placers transfer materials from trucks in preparation for paving.

•	Cold planers mill and reclaim deteriorated asphalt pavement, leaving a level, textured surface upon which new paving material is placed.

•
Our reclaimers/stabilizers are used to add load-bearing strength to the base structures of new highways and new building sites. They are also used for in-place reclaiming of deteriorated asphalt pavement.

•	We produce landfill compactors used to compact refuse at landfill sites.

CRANES

We offer a wide variety of cranes, including mobile telescopic cranes, tower cranes, lattice boom crawler cranes, boom trucks, as well as specialty cranes and machinery designed specifically for port and railway facility use such as straddle carriers, rubber tired and rail mounted gantry cranes, ship-to-shore cranes and reach stackers.

MOBILE TELESCOPIC CRANES. Mobile telescopic cranes are used primarily for industrial applications, in commercial and public works construction, and in maintenance applications to lift equipment or material. We offer a complete line of mobile telescopic cranes, including rough terrain cranes, truck cranes, all terrain cranes and pick and carry cranes.

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

•
Pick and carry cranes are designed for a wide variety of applications, including use at mine sites, large fabrication yards, building and construction sites and in machinery maintenance and installation. They combine high road speed with all terrain capability.

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

PORT EQUIPMENT. We manufacture reach stackers, ship-to-shore gantry cranes, rubber tired and rail mounted gantry cranes, straddle carriers, sprinter carriers, empty container handlers, full container handlers and general cargo lift trucks.

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

•
Empty container handlers, full container handlers and general cargo lift trucks are small to medium-sized highly mobile trucks for use with a variety of container handling applications at port and railway facilities and provide general cargo lifting capabilities.

MATERIAL HANDLING & PORT SOLUTIONS

MATERIAL HANDLING. We manufacture standard cranes, process cranes and components, such as rope hoists, chain hoists, light crane systems, travel units and electric motors.

•	Standard cranes are configured individually from standardized modules for industrial infrastructure applications.

•	Process cranes are also made from largely standardized modules and are integrated individually into the customer’s specific production processes.

•
Rope hoists and chain hoists are used to facilitate the movement of materials in a factory. They can either be integrated as components in standard and process cranes or used as lifting devices in non-crane applications.

•	Light crane systems can be described as railway systems on ceilings that use hoists to move and lift materials in factories.

•
Wheel blocks, electric motors, gearboxes, converters and travel units are components that can be included in tailored solutions for drive applications that aid in the movement of materials in a factory. These components can also be used separately in non-crane applications.

•	Crane sets comprise component packages for customers who are constructing their own girders in a factory.

PORT SOLUTIONS. We manufacture mobile harbor cranes, automated stacking cranes, wide span gantries, automated guided vehicles and software solutions for logistic terminals.

•
Mobile harbor cranes are used for material handling at ports, including general cargo handling and shipping containers. Mobile harbor cranes can travel around the port as needed and have the ability to move large loads. Mobile harbor cranes can be fitted with a variety of attachments for handling different types of cargo.

•
Automated stacking cranes and wide span gantries are able to stack and manage container storage either automatically or semi-automatically. They also form the link between quayside and landside equipment such as ship-to-shore cranes, transport vehicles and trucks.

•
Automated guided vehicles can carry containers of varying size. The vehicles are controlled and supplied with data and orders by our proprietary designed software and transponders, i.e. electro-magnetic route markers embedded into the ground of the terminal, which navigate and control the vehicles. In large container terminals involving container transport, storage and transloading, automated guided vehicles work hand-in-hand with automated stacking cranes.

SERVICES. We offer a range of services for cranes and lifting equipment consisting of field service, refurbishment, and spare parts, as well as consultancy and training services.

MATERIALS PROCESSING

Materials processing equipment is used in processing aggregate materials for roadbuilding applications and is also used in the quarrying, mining, demolition, recycling, landscaping and biomass production industries. Our materials processing equipment includes crushers, screens, feeders and biomass wood chippers.

We manufacture a range of track-mounted jaw, impactor (both horizontal and vertical shaft) and cone crushers, as well as base crushers for integration within static plants.

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

Our screening and feeder equipment includes:

•
Heavy duty inclined screens and feeders, which are used in high tonnage applications and are available as either stationary or heavy-duty mobile equipment. Inclined screens are used in all phases of plant design from handling quarried material to fine screening.

•	Dry screening, which is used to process materials such as sand, gravel, quarry rock, coal, construction and demolition waste, soil, compost and wood chips.

•
Washing screens, which are used to separate, wash, scrub, dewater and stockpile sand and gravel. Our products include a completely mobile, single chassis washing plant incorporating separation, washing, dewatering and stockpiling. We also manufacture mobile and stationary screening rinsers, bucket-wheel dewaterers, scrubbing devices for aggregate, a mobile cyclone for maximum retention of sand particles, silt extraction systems, stockpiling conveyors and a sand screw system as an alternative to bucket-wheel dewaterers.

•
Apron feeders, which are generally situated at the primary end of the processing facility, and have a rugged design in order to handle the impact of the material being fed from front-end loaders and excavators. The feeder moves material to the crushing and screening equipment in a controlled fashion.

Biomass chippers are used by biomass producers, land developers and contractors to produce chips for energy or for the clearing of large sites. Hand-fed chippers are used by landscapers, rental companies, utilities, arborists, and municipalities to cut tree limbs or trunks into wood chips.

PRODUCT CATEGORY SALES

The following table lists our main product categories and their percentage of our total sales:

	PERCENTAGE OF SALES
PRODUCT CATEGORY	2011	2010	2009
Aerial Work Platforms	19%	15%	12%
Mobile Telescopic & Truck Cranes	17	23	28
Materials Processing Equipment	12	12	9
Compact Construction Equipment	10	10	7
Heavy Construction Equipment	9	9	9
Port Equipment *	9	8	4
Lattice Boom Crawler & Tower Cranes	7	8	16
Utility Equipment	4	7	7
Telehandlers & Light Construction Equipment	4	3	2
Material Handling *	4	—	—
Services *	3	—	—
Roadbuilding Equipment	2	5	5
Other	—	—	1
TOTAL	100%	100%	100%
* MHPS sales included from date of acquisition

BACKLOG

Our backlog as of December 31, 2011 and 2010 was as follows:

	December 31,
	2011	2010
	(in millions)
AWP	$652.1	$307.0
Construction	243.1	139.0
Cranes	716.3	773.8
MHPS	468.5	—
MP	80.7	78.2
Total	$2,160.7	$1,298.0

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

Our overall backlog amounts at December 31, 2011 increased $862.7 million from our backlog amounts at December 31, 2010. Excluding the effect of MHPS, backlog increased $394.2, primarily due to returning demand in our AWP and Construction segments.

Our AWP segment backlog increased approximately 112% from December 31, 2010. Continued replacement of aging fleets was the primary driver of the increase from last year. The developed markets made up the majority of the order strength, particularly in North America and in Australia where we have seen a significant increase in orders due to energy infrastructure spending.

Our Construction segment backlog at December 31, 2011 increased approximately 75% from December 31, 2010. This increase over the prior year was primarily due to high demand for compact equipment and material handlers in central Europe and backhoe loaders in Russia.

The backlog at our Cranes segment decreased approximately 7% from December 31, 2010. Contributing to this decrease was a softness of order growth both in crawler and all terrain cranes.

MHPS backlog was $468.5 million at December 31, 2011. Material handling equipment had a strong order book, particularly in the standard and process crane businesses, primarily driven by increased customer factory utilization. Continuing good port capacity utilization and container traffic were the primary drivers of demand for mobile harbor cranes.

Our MP segment backlog at December 31, 2011 increased approximately 3% from December 31, 2010. Mining activity continued to drive orders in emerging markets. This was partially offset by recent softness in orders for mobile crushing products in developing markets as some end customers chose to rent equipment as a result of the macroeconomic uncertainty rather than place new orders.

DISTRIBUTION

We distribute our products through a global network of dealers, rental companies, major accounts and direct sales to customers.

AERIAL WORK PLATFORMS

Our aerial work platform, telehandler and light tower products are distributed principally through a global network of rental companies, independent dealers and, to a lesser extent, strategic accounts. We employ sales representatives who service these channel partners from offices located throughout the world. We sell bridge inspection equipment primarily directly to customers.

We sell utility equipment to the utility and municipal markets through a direct sales effort in certain territories and through a network of independent distributors in North America. Outside of North America, independent dealers sell our utility equipment directly to customers.

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

We distribute compact construction equipment primarily through a network of independent dealers and rental distributors throughout the world. We distribute loader backhoes and skid steer loaders manufactured in India through a network of approximately 50 dealers located in India, Nepal and neighboring countries.

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

We sell concrete mixers primarily directly to customers and through distributors in certain regions of the United States.

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

MATERIAL HANDLING & PORT SOLUTIONS

Our port equipment products are sold directly from our factory or our regional subsidiaries or indirectly via contractual partners to port and terminal operators and serviced either by the central service organization based in Düsseldorf, by the regional service organization or contractual partners. Our industrial crane products are also sold directly from our factory or our regional subsidiaries or indirectly via contractual partners to our end market customers.

MATERIALS PROCESSING

We distribute our products through a global network of independent dealers, rental companies, major accounts and direct sales to customers.

RESEARCH AND DEVELOPMENT

We maintain engineering staff primarily at our manufacturing locations to conduct research and development for the site-specific products. In addition, we have an engineering center in India which supports our engineering teams worldwide through new product design, existing product design improvement and the development of products for the local market. Continually monitoring our materials, manufacturing and engineering costs is essential for identifying possible savings, then leveraging those savings to improve our competitiveness and our customers’ return on investment. Our engineering expenses are primarily incurred in connection with (i) development of additional applications and extensions of our existing product lines to meet customer needs and take advantage of growth opportunities and (ii) customer responsive enhancements and continuous cost improvements of existing products.

Our engineering focus mirrors the business priorities of delivering customer responsive solutions, growth in developing markets, maintaining compliance with evolving regulatory standards in our global markets as well as a lean enterprise focus through complexity reduction via product standardization, component rationalization and strategic alignment with select global suppliers. Our engineering teams in China, India and Brazil represent our commitment to engineering products for developing markets. They take equipment technology from the developed markets and translate it to appropriate technology for developing markets using the experience and cultural understanding of engineering teams native to those markets.

Product change driven by regulations requiring Tier 4 emissions compliance in most of our diesel engine powered machinery was an important part of our engineering priorities in 2011 and will be a major emphasis of our product development programs through 2015 as we move through the engine-horsepower dependent phase-in of Tier 4 regulations across our various diesel-engine equipped products.

Our costs incurred in the development of new products, cost reductions, or improvements to existing products of continuing operations increased slightly due to new product development, increased work associated with ramping up production and the impact of MHPS, and were $73.7 million, $59.9 million and $58.9 million in 2011, 2010 and 2009, respectively. We have continued our commitment to appropriate levels of engineering spending, commensurate with our level of vertical integration, in order to meet our customer needs, uphold competitive functionality of our products and maintain regulatory compliance in all the markets that we serve.

MATERIALS

Principal materials and components that we use in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. Input costs continue to be a challenge, particularly in AWP, where input costs stabilized in the fourth quarter of 2011, but remain higher compared to the prior year and in our truck business in Construction where tires have been an issue. Component availability is still impacting us, particularly in certain of our Construction businesses, although this was less prevalent in the second half of 2011 than earlier in the year. We are also continuing the transition to Tier 4 emission compliant power systems. While this transition involves a significant amount of complexity, we believe we have sound strategies and plans in place to comply with the phase-in of Tier 4 regulations.

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

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS
Aerial Work Platforms	Portable Material Lifts and Portable Aerial Work Platforms	Oshkosh (JLG), Vestil, Sumner

	Boom Lifts	Oshkosh (JLG), Haulotte, Linamar (Skyjack), Tanfield (Snorkel) and Aichi

	Scissor Lifts	Oshkosh (JLG), Linamar (Skyjack), Haulotte, Manitou and Tanfield (Snorkel)

	Telehandlers	Oshkosh (JLG, Skytrak, Caterpillar and Lull brands), JCB, CNH, Merlo and Manitou (Gehl)

	Trailer-mounted Light Towers	Allmand Bros., Magnum and Doosan

	Bridge Inspection Equipment	Moog USA and Barin

	Utility Equipment	Altec and Time Manufacturing (Versalift)

Construction	Articulated Off-highway Trucks & Rigid Off-highway Trucks	Volvo, Caterpillar, Doosan, John Deere, Bell, Liebherr and Komatsu

	Material Handlers	Liebherr, Sennebogen, Linkbelt, Exodus and Caterpillar

	Wheel Loaders	Caterpillar, Volvo, Kubota, Kawasaki, John Deere, Komatsu, Hitachi, CNH, Liebherr and Doosan

	Loader Backhoes	Caterpillar, CNH, JCB, Komatsu, Volvo and John Deere

	Compaction Equipment	Caterpillar, Bomag, Amman, Dynapac and Hamm

	Mini Excavators	Doosan (Bobcat), Yanmar, Volvo, Takeuchi, IHI, CNH, Caterpillar, John Deere, Neuson and Kubota

	Midi Excavators	Komatsu, Hitachi, Volvo and Yanmar

	Site Dumpers	Thwaites and AUSA

	Skid Steer Loaders	Doosan (Bobcat), Caterpillar, CNH, John Deere, Takeuchi, Manitou (Gehl), Volvo and Kubota

	Compact Track Loaders	Doosan (Bobcat), Caterpillar, CNH, John Deere, Takeuchi, Volvo and Manitou (Gehl)

	Tunneling Equipment	Caterpillar and Liebherr

	Asphalt Pavers and Transfer Devices	Volvo (Blaw-Knox), Fayat (Bomag), Caterpillar, Wirtgen (Ciber and Vogele), Atlas Copco (Dynapac), and Astec (Roadtec)

	Asphalt Plants	Astec Industries, Gencor Corporation, All-Mix, Ciber and ADM

	Cold Planers	Fayat (Bomag), Caterpillar, Atlas Copco (Dynapac), Wirtgen and Astec Industries (Roadtec)

	Concrete Production Plants	Con-E-Co, Astec Industries, Erie Strayer, Helco, Hagen and Stephens

	Concrete Pavers	Gomaco, Wirtgen, Power Curbers and Guntert & Zimmerman

	Concrete Placers	Gomaco, Wirtgen and Guntert & Zimmerman

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS

	Concrete Mixers	Oshkosh, London and Continental Manufacturing

	Landfill Compactors	Al-Jon, Fayat (Bomag) and Caterpillar

	Reclaimers/Stabilizers	Caterpillar, Astec Industries (Roadtec), Wirtgen and Fayat (Bomag)

Cranes	Mobile Telescopic Cranes	Liebherr, Manitowoc (Grove), Tadano-Faun, Sumitomo (Link-Belt), XCMG, Kato, Zoomlion and Sany

	Tower Cranes	Liebherr, Manitowoc (Potain), Comansa, Zoomlion, Sany, XCMG and Wolffkran

	Lattice Boom Crawler Cranes	Manitowoc, Sumitomo (Link-Belt), Liebherr, Hitachi, Kobelco, XCMG, Zoomlion, Fushun and Sany

	Lattice Boom Truck Cranes	Liebherr

	Truck-Mounted Cranes	Manitowoc (National Crane), Altec and Manitex

	Reach Stackers	Cargotec (Kalmar), Hyster, Konecranes (SMV), Taylor, Dalian, CVS Ferrari and Liebherr

	Straddle Carriers	Cargotec (Kalmar), CVS Ferrari and Konecranes

	Rubber Tired and Rail Mounted Gantry Cranes	Zhenua Port Machinery, Liebherr, Konecranes, Cargotec (Kalmar), Doosan, Hyundai and Mitsui Engineering & Shipbuilding

	Ship-to-Shore Gantry Cranes	Zhenua Port Machinery, Liebherr, Konecranes, Cargotec (Kalmar), Samsung, Doosan, Hyundai, and Mitsui Engineering & Shipbuilding

	Empty Container Handlers, Full Container Handlers and General Cargo Lift Trucks	Cargotec (Kalmar), Hyster, Linde, CVS Ferrari, Konecranes (SMV), Svetruck and Sany

Material Handling & Port Solutions	Industrial Cranes	Konecranes, Columbus McKinnon, ABUS, Kito, GH, OMIS and WEIHUA

	Port Equipment and Technology	Liebherr, Konecranes, Cargotec, ZPMC and Künz

Materials Processing	Crushing Equipment	Metso, Astec Industries, Sandvik, Komatsu and Kleemann

	Screening Equipment	Metso, Astec Industries and Sandvik

	Chippers	Vermeer, Bandit and Morbark

MAJOR CUSTOMERS

None of our customers accounted for more than 10% of our consolidated sales in 2011. In 2011, our largest customer accounted for less than 4% of our net sales and our top ten customers in the aggregate accounted for less than 14% of our net sales.

EMPLOYEES

As of December 31, 2011, we had approximately 22,600 employees, including approximately 5,600 employees in the U.S. Approximately 4% of our employees in the U.S. are represented by labor unions. Outside of the U.S., we enter into employment contracts and collective agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. We generally consider our relations with our employees to be good.

PATENTS, LICENSES AND TRADEMARKS

We use proprietary materials such as patents, trademarks, trade secrets and trade names in our operations and take actions to protect these rights.

We use several significant trademarks and trade names, most notably the Terex®, Genie®, Demag® and Powerscreen® trademarks. The other trademarks and trade names that we use include registered trademarks of Terex Corporation or its subsidiaries. The Demag® trademark is a registered trademark of Siemens AG which is licensed to certain Terex subsidiaries for certain products.

We have many patents that we use in connection with our operations, and most of our products contain some proprietary technology. Many of these patents and related proprietary technology are important to the production of particular products; however, overall, our patents, taken together, are not material to our business or our financial results, nor do they provide us with a competitive advantage over our competitors.

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

Currently, we are engaged in various legal proceedings with respect to intellectual property rights. While the final outcome of these matters cannot be predicted with certainty, we believe the outcome of such matters will not have a material adverse effect, individually or in the aggregate, on our business or operating performance. For more detail, see “Item 3 - Legal Proceedings.”

SAFETY AND ENVIRONMENTAL CONSIDERATIONS

As part of The Terex Way, we are committed to providing a safe and healthy environment for our team members, and strive to provide quality products that are safe to use and operate in an environmentally conscious and respectful manner.

We generate hazardous and non-hazardous wastes in the normal course of our manufacturing operations. As a result, we are subject to a wide range of federal, state, local and foreign environmental laws and regulations. All of our employees are required to obey all applicable health, safety and environmental laws and regulations and must observe the proper safety rules and environmental practices in work situations. These laws and regulations govern actions that may have adverse environmental effects, such as discharges to air and water, and require compliance with certain practices when handling and disposing of hazardous and non-hazardous wastes. These laws and regulations would also impose liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances, should any of such events occur. We are committed to complying with these standards and monitoring our workplaces to determine if equipment, machinery and facilities meet specified safety standards. Each of our facilities is subject to an environmental audit at least once every three years to monitor compliance and no incidents have occurred which required us to pay material amounts to comply with such laws and regulations. We are dedicated to seeing that safety and health hazards are adequately addressed through appropriate work practices, training and procedures. For example, we have significantly reduced lost time injuries in the workplace since 2007 and we continue to work toward a world-class level of safety practices in our industry.

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

The use and operation of our equipment in an environmentally conscious manner is an important priority for Terex. We are aware of the global discussions regarding climate change and the impact of greenhouse gas emissions on global warming. We are increasing our production of products that have lower greenhouse gas emissions in response to both regulatory initiatives and anticipated market demand trends. For example, starting in 2010, one of our most significant design priorities was inclusion of Tier 4 emission compliant diesel engines in our machinery. This continued to be a priority in 2011 and will be a major emphasis of our product development programs through 2015 as we move through the engine-horsepower dependent phase-in of Tier 4 regulations across our various diesel-engine equipped products. We manufacture a utility truck that uses plug-in electric hybrid technology to save fuel, reduce emissions and reduce noise in residential areas. Similarly, our MHPS segment offers hybrid drive diesel-hydraulic and diesel-electric systems on certain of its port equipment products.

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

SEASONAL FACTORS

Over the past several years, our business has become less seasonal. As we have grown, diversified our product offerings and expanded the geographic reach of our products, our sales have become less dependent on construction products and sales in the United States and Europe. As we enter 2012, we expect the overall economic environment will be more of a factor on our sales than historical seasonal trends.

WORKING CAPITAL

Our businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities, as well as financing receivables from customers and dealers. We have debt service requirements, including semi-annual interest payments on our outstanding notes and quarterly interest payments on our bank credit facility. We believe cash generated from operations, together with availability under our bank credit facility and cash on hand, provide us with adequate liquidity to meet our operating and debt service requirements. See Item 1A “Risk Factors” for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business. We will continue to pursue cash generation opportunities, including reducing costs and working capital, reviewing alternatives for under-utilized assets, and selectively investing in our businesses to promote growth opportunities.

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

Demand for our products tends to be cyclical and is impacted by the general strength of the economies in which we sell our products, prevailing interest rates, residential and non-residential construction spending, the capital expenditure allocations of our customers and other factors. The global economy has continued to experience uneven recovery and significant financial uncertainty. We cannot provide any assurance that the global economic weakness of the past several years will not continue or become more severe. If the global economy weakens it may cause customers to continue to forego or postpone new purchases in favor of reducing their existing fleets or refurbishing or repairing existing machinery.

As a result of the debt crisis with respect to countries in Europe, in particular most recently in Greece, Italy, Ireland, Portugal and Spain, the European Commission created the European Financial Stability Facility and the European Financial Stability Mechanism to provide funding to countries using the euro as their currency that are in financial difficulty and seek such support. Concerns over the effect of this financial crisis on financial institutions in Europe and globally could have an adverse impact on the capital markets generally, and more specifically on our ability and our customers, suppliers and lenders to finance their respective businesses, to access liquidity at acceptable financing costs, if at all, on the availability of supplies and materials and on the demand for our products.

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

From time to time, we engage in strategic transactions involving risks, including the possible failure to successfully integrate and realize the expected benefits of such transactions. We have consummated many acquisitions in the past and anticipate making additional acquisitions in the future. On August 16, 2011, we paid approximately $1.1 billion to acquire approximately 81% of the outstanding shares of Demag Cranes AG, bringing our ownership total to approximately 82%. Our ability to realize the anticipated benefits of the purchase, including the expected combination benefits, will depend, to a large extent, on our ability to integrate the businesses of both companies. Any meaningful integration of the companies will be unlikely until a Domination and Profit and Loss Transfer Agreement is put in place or we acquire the remaining shares of Demag Cranes AG, which will not happen until later in 2012 at the earliest.

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

Many of these factors will be outside of the combined company’s control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy. If we fail to implement our acquisition strategy, including successfully integrating acquired businesses, this could have an adverse effect on our business, financial condition and results of operations.

We have a significant amount of debt outstanding and must comply with restrictive covenants in our debt agreements.
On August 5, 2011, we entered into a new credit agreement that provided for secured term loans of $460 million and €200 million and $500 million of revolving credit facilities. See Note M - “Long-Term Obligations” in the Notes to our Consolidated Financial Statements for additional information on the new credit agreement.
Our total long-term debt at December 31, 2011 was $2,300.4 million, which means that our borrowings under our new credit agreement represent significantly increased aggregate debt levels for us. Our credit agreement contains financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. While we are currently in compliance with the financial covenants, increases in our debt or decreases in our earnings could cause us to fail to comply with these financial covenants. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our financial position, results of operation and debt service capability.

Our increased level of debt and the financial and restrictive covenants contained in our credit agreement could have important consequences on our financial position and results of operations, including increasing our vulnerability to increases in interest rates because debt under our credit agreement bears interest at variable rates.

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

Our access to capital markets and borrowing capacity could be limited in certain circumstances.

Our access to capital markets to raise funds through the sale of equity or debt securities is subject to various factors, including general economic and/or financial market conditions. Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce our earnings and cash flows. If our consolidated cash flow coverage ratio is less than 2.0 to 1.0, we are subject to significant restrictions on the amount of indebtedness that we can incur. Although our cash flow coverage ratio was greater than 2.0 to 1.0 at the end of 2011, there can be no assurance that this will continue to occur.

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

Our industry is highly competitive. To compete successfully, our products must excel in terms of quality, reliability, productivity, price, features, ease of use, safety and comfort, and we must also provide excellent customer service. The greater financial resources of certain of our competitors may put us at a competitive disadvantage. Low-cost competition from China and other developing markets could also result in decreased demand for our products. If competition in our industry intensifies or if our current competitors lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products. If we are unable to provide continued technological improvements in our equipment that meet our customers’ expectations, or the industry’s expectations, the demand for our equipment could be substantially adversely affected. Our ability to match new product offerings to diverse global customers’ anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is critical to our success. This requires a thorough understanding of our existing and potential customers on a global basis, particularly in potential high growth markets, including Brazil, China and India. Failure to compete effectively with our competitors could result in lower revenues from our products and services, lower gross margins or cause us to lose market share.

We have suffered losses from operations in the past and may suffer further losses from operations.

Terex had a loss from operations of $401.7 million for the year ended December 31, 2009 and a loss from operations of $73.8 million for the year ended December 31, 2010. Although we have taken substantial steps to improve our operating performance and generated income from operations of $81.2 million for the year ended December 31, 2011, there can be no assurances that we will be profitable in the 2012 fiscal year or in any future years. If we are unable to generate sufficient revenues to remain profitable, this can have a number of negative impacts on the Company. For example, sustained operating losses may impact our compliance with our covenants under our bank credit facility and the indentures for our various outstanding debt securities. In addition, sustained operating losses may require us to record valuation allowances on deferred tax assets, goodwill impairments in some of our reporting units or impair the value of some of our long-lived assets.

We rely on key management.

We rely on the management and leadership skills of our senior management team, particularly Ronald M. DeFeo, our Chairman of the Board and Chief Executive Officer. Mr. DeFeo has been with us since 1992, serving as Chief Executive Officer since 1995 and Chairman since 1998, guiding the transformation of Terex during that time. We have an employment agreement with Mr. DeFeo, which expires on December 31, 2012. We could be harmed by the loss of any of our senior executives or other key personnel in the future.

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

Due to the ongoing uncertainty in certain global economies, some of our customers have been unable to obtain the credit they need to buy our equipment. As a result, some of our customers may need to cancel existing orders. Given the lack of liquidity, our customers may be compelled to sell their equipment at less than fair value to raise cash, which could have a negative impact on residual values of our equipment. These economic conditions could have a material adverse effect on demand for our products and on our financial condition and operating results.

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

We may experience losses in excess of our recorded reserves for trade receivables.

As of December 31, 2011, we had trade receivables of $1,178.1 million. We evaluate the collectibility of open accounts, finance receivables and notes receivable based on a combination of factors and establish reserves based on our estimates of probable losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to collect. We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of our customers and past collections experience. Continued economic uncertainty could result in additional requirements for specific reserves, which could have a negative impact on our consolidated financial position.

An impairment in the carrying value of goodwill and other indefinite-lived intangible assets could negatively affect our operating results.

We have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions we have completed. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite-lived intangible assets represents the fair value of trademarks and trade names as of the acquisition date. We do not amortize goodwill and indefinite-lived intangible assets that we expect to contribute indefinitely to our cash flows, but instead we evaluate these assets for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment. In testing for impairment, if we believe, as a result of a qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. In the two-step goodwill impairment test, if the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit and market comparable sales and earnings multiples, the goodwill or intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include a prolonged period of global economic weakness and tight credit markets, further decline in economic conditions or a slow, weak economic recovery, as well as sustained declines in the price of our common stock, adverse changes in interest rates, or other factors leading to reductions in the long-term sales or profitability that we expect. Determination of the fair value of a reporting unit includes developing estimates which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions change as more information becomes available. Changes in these assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.

We are dependent upon third-party suppliers, making us vulnerable to supply shortages and price increases.

We obtain materials and manufactured components from third-party suppliers. In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials are generally available. Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, labor disputes, suppliers’ impaired financial condition, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition.

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost of these materials and components may affect our financial performance. If we are not able to recover increased raw material or component costs from our customers, our margins could be adversely affected.

In addition, we purchase material and services from our suppliers on terms extended based on our overall credit rating. Deterioration in our credit rating may impact suppliers’ willingness to extend terms and in turn increase the cash requirements of our business.

We are subject to currency fluctuations.

Our products are sold in over 100 countries around the world. The reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the euro and British pound sterling. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. dollars at the applicable exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency. To reduce this currency exchange risk, we may buy protecting or offsetting positions (known as “hedges”) in certain currencies to reduce the risk of an adverse currency exchange movement. We have not engaged in any speculative hedging activities. Although we partially hedge our revenues and costs, currency fluctuations may impact our financial performance in the future.

We are exposed to political, economic and other risks that arise from operating a multinational business.

Our operations are subject to a number of potential risks. Such risks principally include:

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

We are subject to the Foreign Corrupt Practice Act (“FCPA”) and other laws that prohibit engaging in corruption for the purpose of obtaining or retaining business. Our global activities and distribution model are subject to the risk of corruption by our employees and in addition, our sales agents, distributors and other third parties that transact Terex business, because these parties are not always subject to our control. We have an internal policy that expressly prohibits engaging in any commercial bribery and public corruption, including facilitation payments. We conduct corruption risk assessments, we have implemented training programs for our employees with respect to the Company’s prohibition against public corruption and commercial bribery and we perform reputational due diligence on certain third parties that transact Terex business. In addition, in certain jurisdictions, we conduct transaction testing to assess compliance with our internal anti-corruption policy and procedures. However, we cannot assure you that our policies, procedures and programs always will protect us from reckless or criminal acts committed by our employees or agents. In the event that we believe or have reason to believe that our employees, agents, distributors or other third parties that transact Terex business have or may have violated applicable anti-corruption laws, including the FCPA, we investigate or have outside counsel investigate the relevant facts and circumstances. Any violations of the FCPA or other anti-corruption laws could result in significant fines, criminal sanctions against us or our employees, prohibitions on the conduct of our business, including our business with the U.S. government, and a violation of our injunction or cease and desist order with the SEC. See Risk Factor entitled, “We must comply with an injunction and related obligations resulting from the settlement of an SEC investigation.”

We continue to increase our presence in developing markets such as China, India, Brazil, Russia and the Middle East. Increasing these efforts will require us to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. Any significant difficulties in continuing to expand our operations in developing markets may divert management’s attention from our existing operations and require a greater level of resources than we plan to commit.

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

As of December 31, 2011, we employed approximately 22,600 people worldwide. While we have no reason to believe that we will be impacted by work stoppages or other labor matters, we cannot assure that future issues with our team members or labor unions will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our team members. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce.

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

We are also continuing the transition to Tier 4 power systems. While plans are in place to comply with the phase-in of Tier 4 regulations, we are dependent on our engine suppliers to continue to timely deliver. A failure to timely receive appropriate engines from our suppliers could result in our being placed in uncompetitive positions or without finished product when needed. Compliance with environmental laws and regulations has required, and will continue to require, us to make expenditures, however we do not expect these expenditures to have a material adverse effect on our business or results of operations.

We face litigation and product liability claims, class action lawsuits and other liabilities.

In our lines of business, numerous suits have been filed alleging damages for accidents that have occurred during the use or operation of our products. We are also engaged as a defendant in various legal proceedings with respect to intellectual property rights, including our legal proceeding involving Metso Minerals Inc. (“Metso”). For more detail, see “Item 3 - Legal Proceedings.” We are self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, workers’ compensation and automobile liability. Insurance coverage is obtained for catastrophic losses as well as those risks required to be insured by law or contract. We do not believe that the outcome of such matters will have a material adverse effect on our consolidated financial position; however, any significant liabilities not covered by insurance could have an adverse effect on our financial condition.

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

We are implementing a global enterprise resource planning system to replace many of our existing operating and financial systems. Such an implementation is a major undertaking, both financially and from a management and personnel perspective. Should the system not be implemented successfully, or if the system does not perform in a satisfactory manner, it could disrupt and might adversely affect our operations and results of operations, including our ability to report accurate and timely financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The following table outlines the principal manufacturing, warehouse, service and office facilities owned or leased (as indicated below) by the Company and its subsidiaries:

BUSINESS UNIT	FACILITY LOCATION	TYPE AND APPROXIMATE SIZE OF FACILITY

Terex (Corporate Offices)	Westport, Connecticut (1)	Office
167,000 sq. ft.
Aerial Work Platforms	Redmond, Washington (1)	Office, manufacturing and warehouse
750,000 sq. ft.
	Moses Lake, Washington (1)	Office, manufacturing and warehouse
422,000 sq. ft.
	North Bend, Washington (1)	Manufacturing and warehouse
192,000 sq. ft
	Rock Hill, South Carolina	Office, manufacturing and warehouse
168,000 sq. ft.
	Umbertide, Italy	Office, manufacturing and warehouse
114,000 sq. ft.
	Darra, Australia (1)	Warehouse
56,000 sq. ft.
	Watertown, South Dakota	Office, manufacturing and warehouse
250,000 sq. ft.
	Huron, South Dakota	Office and manufacturing
88,000 sq. ft.
	Changzhou, China	Office, manufacturing and warehouse
312,000 sq. ft.
	Betim, Brazil (1)	Office, manufacturing and warehouse
286,000 sq. ft.
Construction	Motherwell, Scotland (1)	Office, manufacturing and warehouse
473,000 sq. ft.
	Bad Schoenborn, Germany	Office, manufacturing and warehouse
238,000 sq. ft.
	Grand Rapids, Minnesota	Office, manufacturing and warehouse
199,000 sq. ft.
	Coventry, England (1)	Office, manufacturing and warehouse
326,000 sq. ft.
	Langenburg, Germany	Office, manufacturing and warehouse
102,000 sq. ft.
	Gerabronn, Germany	Office and manufacturing
147,000 sq. ft.
	Rothenburg, Germany (2)	Office and warehouse
97,000 sq. ft.
	Crailsheim, Germany	Office and manufacturing
185,000 sq. ft.
	Southaven, Mississippi (1)	Office and warehouse
505,000 sq. ft.
	Greater Noida, Uttar Pradesh, India (1)	Office, manufacturing and warehouse
155,000 sq. ft.
	Cachoeirinha, Brazil	Office, manufacturing and warehouse
78,000 sq. ft.
	Oklahoma City, Oklahoma	Office, manufacturing and warehouse
620,000 sq. ft.
	Canton, South Dakota	Office, manufacturing and warehouse
79,000 sq. ft.

BUSINESS UNIT	FACILITY LOCATION	TYPE AND APPROXIMATE SIZE OF FACILITY
	Fort Wayne, Indiana	Office, manufacturing and warehouse
178,000 sq. ft.
Cranes	Crespellano, Italy	Office, manufacturing and warehouse
66,000 sq. ft.
	Montceau-les-Mines, France	Office, manufacturing and warehouse
418,000 sq. ft.
	Waverly, Iowa	Office, manufacturing and warehouse
312,000 sq. ft.
	Brisbane, Australia (1)	Office, manufacturing and warehouse
66,200 sq. ft.
	Fontanafredda, Italy	Office, manufacturing and warehouse
118,000 sq. ft.
	Zweibruecken-Dinglerstrasse, Germany	Office, manufacturing and warehouse
483,000 sq. ft.
	Zweibruecken-Wallerscheid, Germany (1)	Office, manufacturing and warehouse
336,000 sq. ft.
	Bierbach, Germany (1)	Warehouse and manufacturing
198,000 sq. ft.
	Pecs, Hungary (1)	Office and manufacturing
82,000 sq. ft.
	Luzhou, China	Office, manufacturing and warehouse
1,100,000 sq. ft.
	Jinan, China	Office, manufacturing and warehouse
416,000 sq. ft.
	Long Crendon, England	Office and warehouse
140,000 sq. ft.
	Lentigione, Italy	Office, manufacturing and warehouse
323,000 sq. ft
	Würzburg, Germany	Office, manufacturing and warehouse
323,000 sq. ft.
	Xiamen, China	Office, manufacturing and warehouse
538,000 sq. ft.
Material Handling & Port Solutions	Wetter an der Ruhr, Germany	Office, manufacturing and warehouse
722,000 sq. ft.
	Düsseldorf, Germany	Office, manufacturing and warehouse
640,000 sq. ft.
	Uslar, Germany	Office, manufacturing and warehouse
143,000 sq. ft.
	Luisenthal, Germany	Office, manufacturing and warehouse
129,000 sq. ft.
	Sydney, Australia	Office, manufacturing and warehouse
61,000 sq. ft.
	Cotia, Brazil	Office, manufacturing and warehouse
212,000 sq. ft.
	Shanghai, China (1)	Office, manufacturing and warehouse
164,000 sq. ft.
	Banbury, England (1)	Office, manufacturing and warehouse
86,000 sq. ft.
	Milan, Italy (1)	Office, manufacturing and warehouse
126,000 sq. ft.
	Madrid, Spain (1)	Office, manufacturing and warehouse
94,000 sq. ft.

BUSINESS UNIT	FACILITY LOCATION	TYPE AND APPROXIMATE SIZE OF FACILITY
	Boksburg, South Africa	Office, manufacturing and warehouse
478,000 sq. ft.
	Slany, Czech Republic	Office, manufacturing and warehouse
216,000 sq. ft.
	Solon, Ohio	Office, manufacturing and warehouse
157,000 sq. ft.
	Chakan, India (1)	Office, manufacturing and warehouse
132,000 sq. ft.
	Salzburg, Austria	Office and service
52,000 sq. ft
	Dietlikon, Switzerland	Office and service
45,000 sq. ft
Materials Processing	Subang Jaya, Malaysia (1)	Manufacturing and warehouse
111,000 sq. ft.
	Hosur, India	Manufacturing
215,000 sq. ft.
	Durand, Michigan	Office, manufacturing and warehouse
114,000 sq. ft.
	Omagh, Northern Ireland (1)	Office, manufacturing and warehouse
153,000 sq. ft.
	Dungannon, Northern Ireland (1)	Office, manufacturing and warehouse
330,000 sq. ft.
	Coalville, England	Office, manufacturing and warehouse
119,000 sq. ft.
	Quanzhou, China	Office and manufacturing
19,000 sq. ft.
	Farwell, Michigan (1)	Office and manufacturing
48,000 sq. ft

(1)	These facilities are either leased or subleased.

(2)	Includes approximately 54,000 sq. ft., which are leased.

We also have numerous owned or leased locations for new machine and parts sales and distribution and rebuilding of components located worldwide. Our Terex Utilities distribution network has sales locations throughout the southern and western United States.

We believe that the properties listed above are suitable and adequate for our use. We have determined that certain of our other properties exceed our requirements. Such properties may be sold, leased or utilized in another manner and have been excluded from the above list. We are actively marketing some of these properties for sale.

ITEM 3.	LEGAL PROCEEDINGS

General

As described in Note Q - “Litigation and Contingencies” in the Notes to the Consolidated Financial Statements, we are involved in various legal proceedings, including product liability, general liability, workers' compensation liability, employment, commercial and intellectual property litigation, which have arisen in the normal course of operations. We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risk required by law or contract with retained liability to us or deductibles. We believe that the outcome of such matters will not have a material adverse effect on our consolidated financial position.

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

These lawsuits generally cover the period from February 2008 to February 2009 and allege, among other things, that certain of our SEC filings and other public statements contained false and misleading statements which resulted in damages to the Company, the plaintiffs and the members of the purported class when they purchased our securities and in the ERISA lawsuit and the stockholder derivative complaint, that there were breaches of fiduciary duties and of ERISA disclosure requirements. The stockholder derivative complaint also alleges waste of corporate assets relating to the repurchase of our shares in the market and unjust enrichment as a result of securities sales by certain officers and directors. The complaints all seek, among other things, unspecified compensatory damages, costs and expenses. As a result, we are unable to estimate a loss or a range of losses for these lawsuits. The stockholder derivative complaint also seeks amendments to our corporate governance procedures in addition to unspecified compensatory damages from the individual defendants.

We believe that the allegations in the suits are without merit, and Terex, its directors and the named executives will continue to vigorously defend against them. We believe that we have acted, and continue to act, in compliance with federal securities laws and ERISA law with respect to these matters. Accordingly, on November 19, 2010 we filed a motion to dismiss the ERISA lawsuit and on January 18, 2011 we filed a motion to dismiss the securities lawsuit. These motions are currently pending before the court. The plaintiff in the stockholder derivative lawsuit has agreed with us to put this lawsuit on hold pending the outcome of the motion to dismiss in connection with the securities lawsuit.

Post-Closing Dispute with Bucyrus

We are involved in a dispute with Bucyrus regarding the calculation of the value of the net assets of the Mining business. Bucyrus has provided us with their calculation of the net asset value of the Mining business, which seeks a payment of approximately $149 million from us to Bucyrus. We believe that the Bucyrus calculation of the net asset value is incorrect and not in accordance with the terms of the definitive agreement. We have objected to Bucyrus’ calculation and have provided Bucyrus with our own calculation of the net asset value, which does not require any payment from us to Bucyrus. We initiated a court proceeding on October 29, 2010 in the Supreme Court of the State of New York, County of New York, to enforce and protect our rights under the definitive agreement for the Mining business sale. The process for calculating the value of the net assets of the Mining business is pending the final adjudication of this court proceeding. We believe our calculation of the net asset value, which does not require any payment from us to Bucyrus, is correct. Therefore, we have not included the effects of the Bucyrus claim in the determination of the gain recognized in connection with the sale. While we believe Bucyrus’ position is without merit and we are vigorously opposing it, no assurance can be given as to the final resolution of this dispute or that we will not ultimately be required to make a substantial payment to Bucyrus.

Powerscreen Patent Infringement Lawsuit

On December 6, 2010, we received an adverse jury verdict in the amount of $15.8 million in a patent infringement lawsuit brought against Powerscreen International Distribution Limited (“Powerscreen”) and Terex by Metso in the United States District Court for the Eastern District of New York. The lawsuit involved a claim by Metso that the folding side conveyor of certain Powerscreen screening plants violated a patent held by Metso in the United States.   Following the verdict, Metso sought additional relief, including, additional damages, attorney’s fees, interest and trebling of all such amounts. On December 9, 2011, a judgment in support of the jury verdict was issued and Metso was awarded certain additional damages, interest and doubling of all such amounts. The Court has yet to calculate the final amount of monetary damages. The Court also issued an injunction preventing marketing or selling of certain models of Powerscreen mobile screening plants with the alleged infringing folding side conveyor design in the United States. These models have been updated with Powerscreen’s new proprietary S range of conveyors. Thus, the judgment and injunction do not affect the continued sale or use of any current model of Powerscreen mobile screening plants.

We do not agree that the accused Powerscreen mobile screening plants or their folding conveyor infringe the subject patent held by Metso. These types of patent cases are complex and we strongly believe that the verdict is contrary to both the law and the facts. We have appealed the verdict and believe that we will ultimately prevail on appeal. We do not expect this judgment will have a material impact on our consolidated business or overall operating results. However, the outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in us incurring significant liabilities, which could have a material adverse effect on our results of operations.

For information concerning other contingencies and uncertainties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Uncertainties.”

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock, par value $.01 per share (“Common Stock”) is listed on the NYSE under the symbol “TEX.” The high and low quarterly stock prices for our Common Stock on the NYSE Composite Tape (for the last two completed years) are as follows:

	2011				2010
	Fourth	Third	Second	First	Fourth	Third	Second	First
High	$18.51	$29.87	$38.43	$38.50	$31.35	$23.13	$28.71	$23.89
Low	$9.30	$10.21	$24.59	$28.19	$21.55	$16.79	$18.57	$17.32

No dividends were declared or paid in 2011 or 2010. Certain of our debt agreements contain restrictions as to the payment of cash dividends to stockholders. In addition, Delaware law limits payment of dividends. We intend generally to retain earnings, if any, to fund the development and growth of our business, pay down debt or repurchase stock. We may consider paying dividends on the Common Stock at some point in the future, subject to the limitations described above. Any future payments of cash dividends will depend upon our financial condition, capital requirements and earnings, as well as other factors that the Board of Directors may deem relevant.

As of February 24, 2012, there were 1,058 stockholders of record of our Common Stock.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of $100 invested in our Common Stock, the Standard & Poor's 500 Stock Index, the New Peer Group (as defined below) and the Old Peer Group (as defined below) for the period commencing December 31, 2006 through December 31, 2011. The cumulative total stockholder return assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance. The companies in the New Peer Group and Old Peer Group are weighted by market capitalization. We have revised our peer group to match the peer group that is used by our Compensation Committee in benchmarking our executive officer’s compensation.

The New Peer Group consists of the following companies that are in our same industry, of comparable revenue size to us and/or other manufacturing companies: AGCO Corporation, Cameron International Corporation, Carlisle Companies Inc., Crane Company, Cummins Inc., Danaher Corporation, Dover Corporation, Eaton Corporation, Flowserve Corporation, FMC Technologies, Inc., Hubbell Inc., Illinois Tool Works Inc., Ingersoll-Rand Plc, Joy Global Inc., Lennox International Inc., The Manitowoc Company, Inc., Meritor Inc., Nacco Industries Inc., Navistar International Corporation, Oshkosh Corporation, Paccar Inc., Pall Corporation, Parker-Hannifin Corporation, Rockwell Automation, Inc., Roper Industries Inc., SPX Corporation, Textron Inc., Thomas & Betts Corporation and Timken Company.

The Old Peer Group, used in last year’s Annual Report on Form 10-K and also set forth below, consists of the following companies, which are in similar lines of business to Terex: Astec Industries, Inc., Caterpillar Inc., CNH Global N.V., Deere & Co., JLG Industries, Inc. (ended December 6, 2006 in last year’s Annual Report performance graph), Joy Global Inc., The Manitowoc Company, Inc. and Oshkosh Corporation (since December 7, 2006 in last year’s Annual Report performance graph) (the “Old Peer Group”).

	12/06	12/07	12/08	12/09	12/10	12/11
Terex Corporation	100.00	101.53	26.82	30.68	48.06	20.92
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
Old Peer Group	100.00	149.66	68.34	99.69	161.97	150.76
New Peer Group	100.00	133.53	67.64	102.18	147.01	131.46
Copyright© 2012 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

(b) Not applicable.

(c) Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA

The following table summarizes our selected financial data and should be read in conjunction with the more detailed Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in millions, except per share amounts and employees)

	AS OF OR FOR THE YEAR ENDED DECEMBER 31,
	2011	2010	2009	2008	2007
SUMMARY OF OPERATIONS
Net sales	$6,504.6	$4,418.2	$3,858.4	$7,958.9	$7,568.5
Goodwill impairment	—	—	—	(459.9)	—
Income (loss) from operations	81.2	(73.8)	(401.7)	170.8	821.1
Income (loss) from continuing operations	34.1	(211.5)	(406.4)	(74.7)	527.6
Income (loss) from discontinued operations – net of tax	5.8	(15.3)	21.7	150.4	91.6
Gain (loss) on disposition of discontinued operations – net of tax	0.8	589.3	(12.6)	—	—
Net income (loss) attributable to common stockholders	45.2	358.5	(398.4)	71.9	613.9
Per Common and Common Equivalent Share:
Basic attributable to common stockholders
Income (loss) from continuing operations	$0.35	$(1.98)	$(3.97)	$(0.80)	$5.10
Income (loss) from discontinued operations – net of tax	0.05	(0.14)	0.21	1.53	0.90
Gain (loss) on disposition of discontinued operations – net of tax	0.01	5.42	(0.12)	—	—
Net income (loss) attributable to common stockholders	0.41	3.30	(3.88)	0.73	6.00
Diluted attributable to common stockholders
Income (loss) from continuing operations	$0.35	$(1.98)	$(3.97)	$(0.80)	$4.98
Income (loss) from discontinued operations – net of tax	0.05	(0.14)	0.21	1.53	0.87
Gain (loss) on disposition of discontinued operations – net of tax	0.01	5.42	(0.12)	—	—
Net income (loss) attributable to common stockholders	0.41	3.30	(3.88)	0.73	5.85

CURRENT ASSETS AND LIABILITIES
Current assets	$4,013.5	$3,968.9	$3,914.6	$4,040.9	$4,776.9
Current liabilities	1,891.7	1,674.2	1,554.7	1,824.6	2,175.3
PROPERTY, PLANT AND EQUIPMENT
Net property, plant and equipment	$835.5	$573.5	$605.0	$408.4	$345.0
Capital expenditures	79.1	55.0	50.4	103.6	94.1
Depreciation	89.5	78.6	70.2	62.9	52.3
TOTAL ASSETS	$7,050.7	$5,516.4	$5,713.8	$5,445.4	$6,316.3

CAPITALIZATION
Long-term debt and notes payable (includes capital leases)	$2,300.4	$1,686.3	$1,966.4	$1,435.5	$1,351.2
Total Terex Corporation Stockholders’ Equity	1,906.4	2,083.2	1,650.2	1,721.7	2,343.2
Dividends per share of Common Stock	—	—	—	—	—
Shares of Common Stock outstanding at year end	108.8	108.1	107.3	94.0	100.3
EMPLOYEES	22,600	16,300	15,000	16,500	17,600

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements for a discussion of “Discontinued Operations,” “Acquisitions,” “Goodwill,” “Long-Term Obligations” and “Stockholders’ Equity.”

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a diversified global equipment manufacturer of a variety of capital goods machinery products. We are focused on delivering reliable, customer-driven solutions for a wide range of commercial applications, including the construction, infrastructure, quarrying, mining, manufacturing, shipping, transportation, refining, energy and utility industries. We operate in five reportable segments: (i) AWP; (ii) Construction; (iii) Cranes; (iv) MHPS; and (v) MP.

Our AWP segment designs, manufactures, refurbishes, services and markets aerial work platform equipment, telehandlers, light towers, bridge inspection equipment and utility equipment, as well as their related replacement parts and components. Customers use these products to construct and maintain industrial, commercial and residential buildings and facilities, construct and maintain utility and telecommunication lines, trim trees in construction and foundation drilling applications and for other commercial operations, as well as in a wide range of infrastructure projects. Effective July 1, 2011, our bridge inspection equipment, which was formerly included in the Construction segment, is now included in the AWP segment.

Our Construction segment designs, manufactures and markets heavy and compact construction equipment, as well as roadbuilding equipment, including asphalt and concrete equipment and landfill compactors, as well as their related replacement parts and components. Customers use these products in construction and infrastructure projects, in building roads and bridges, in quarrying and mining operations and for material handling applications.

Our Cranes segment designs, manufactures, services and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, lattice boom truck cranes, truck-mounted cranes (boom trucks) and specialized port and rail equipment, including straddle and sprinter carriers, gantry cranes, ship-to-shore cranes, reach stackers, empty container handlers, full container handlers and general cargo lift trucks and forklifts, as well as their related replacement parts and components. Our Cranes products are used primarily for construction, repair and maintenance of commercial buildings, manufacturing facilities and infrastructure and material handling at port and railway facilities. We acquired the port equipment businesses of Reggiane Cranes and Plants S.p.A. and Noell Crane Holding GmbH (collectively, “Terex Port Equipment” or the “Port Equipment Business”) on July 23, 2009.  The results of the Port Equipment Business are included in the Cranes segment from its date of acquisition.

Our MHPS segment designs, manufactures, refurbishes, services and markets industrial cranes, including standard cranes, process cranes, rope and chain hoists, electric motors, light crane systems and crane components and port equipment such as mobile harbor cranes, automated stacking cranes, automated guided vehicles as well as terminal automation technology, including software. The segment operates an extensive global sales and service network. Customers use these products for material handling at manufacturing and port facilities. This segment’s information is included from August 16, 2011, the date of acquisition of a majority interest in the shares of Demag Cranes AG. See Note I - “Acquisitions.”

Our MP segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders, chippers and related components and replacement parts. Construction, quarrying, mining, recycling, landscaping and government customers use our MP products in construction, recycling, landscaping and infrastructure projects, as well as various quarrying and mining applications.

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

We calculate a non-GAAP measure of free cash flow as income from operations plus asset impairment, depreciation, amortization, proceeds from the sale of fixed assets, plus or minus cash changes in working capital, customer advances and rental/demo equipment and less capital expenditures. We believe that the measure of free cash flow provides management and investors further information on cash generation or use.

We discuss forward looking information related to expected earnings per share (“EPS”) excluding restructuring charges and other items. This adjusted EPS is a non-GAAP measure that provides guidance to investors about our expected EPS excluding restructuring or other charges that we do not believe are reflective of our ongoing earnings.

Working capital is calculated using the Consolidated Balance Sheet amounts for Trade receivables (net of allowance) plus Inventories, less Trade accounts payable. We view excessive working capital as an inefficient use of resources, and seek to minimize the level of investment without adversely impacting the ongoing operations of the business. Trailing three month annualized net sales is calculated using the net sales for the most recent quarter multiplied by four. The ratio calculated by dividing working capital by trailing three months annualized net sales is a non-GAAP measure that we believe measures our resource use efficiency.

Non-GAAP measures we use also include Net Operating Profit After Tax (“NOPAT”) as adjusted, income (loss) before income taxes as adjusted, income (loss) from operations as adjusted, (benefit from) provision for income taxes as adjusted and stockholders’ equity as adjusted, which are used in the calculation of our after tax return on invested capital (“ROIC”) (collectively the “Non-GAAP Measures”), which are discussed in detail below.

Overview

In 2011, all of our segments had increases in net sales and profitability, but certain product lines and geographies were still challenged. This past year was a transitional year for us as we made significant investments and improvements, and implemented actions to set us on a course toward improved profitability in 2012 and beyond. We have seen further recovery in many of our end markets as utilization rates improve and the need to replace existing fleets and equipment has escalated, consistent with an overall improving construction environment. While not all regions have recovered at the same rate, continued growth in emerging economies along with solid performance in North America have helped to offset weakness we have seen in parts of Europe. Our sales in 2011 grew by 47.2% over 2010 (approximately 33% adjusting for the acquisition of Demag Cranes AG). Our income from operations in 2011 improved approximately $155 million over 2010.

During this past year we increased production rates in many of our facilities with a focus on improving profitability, enhancing our global capacity utilization and leveraging mixed product locations. Our continuing goal is to establish a leaner, more customer responsive organization. These efforts have allowed us to improve equipment production on many lines while at the same time managing to reduce our manufacturing space by approximately 7%.

We established restructuring programs and committed to aggressively reduce costs in our operations. The cost and capacity reduction initiatives we took during 2010 and 2011 have resulted in an improved cost structure of the Company as we head into 2012. See Note L -“Restructuring and Other Charges” in our Condensed Consolidated Financial Statements for a detailed description of our restructuring activities, including the reasons, timing and costs associated with such actions.

In our AWP business we continue to see strong customer demand and a growing backlog made up of a more diverse mix of customers. Rental utilization rates continued to increase in most regions and have been particularly strong in North America. More than half of our North American net sales for aerials came from smaller, independent rental companies in the fourth quarter of 2011. We also expect margins to be meaningfully improved in 2012 as 2011 pricing actions take hold. Earlier in the year our Cranes segment returned to profitability led by a new management team and a leaner organization. Our port equipment business, which began 2011 generating significant losses, ended the year with a modest fourth quarter profit and has been building a strong backlog for 2012. In our MP segment, we continue to see a transition from static to mobile equipment and with increasing demand from small mines. While aggregate demand has weakened a bit, construction, recycling and especially mining have sustained MP’s sales levels. Our MHPS segment has performed as expected since our acquisition of Demag Cranes AG. Our Construction segment continues to be the most challenging operation. During 2011, we made progress in this business, however, this business went through a substantial transition with Tier 4 engine implementation, which required substantial changes or updates depending on the individual product and market. Our roadbuilding business continues to suffer from weak end user demand and U.S. housing related products such as concrete mixer trucks, while improving, remain significantly below expectations. We believe we have now positioned the segment for profitability in 2012 and will be focusing on geographies and product segments where we have the greatest profitability.

In January 2011, we repaid the entire $297.6 million principal amount of our 7-3/8% Senior Subordinated Notes due 2014 (“7-3/8% Notes”). The sale of our shares of Bucyrus International, Inc. (“Bucyrus”) common stock during 2011 contributed approximately $531.8 million to overall liquidity. We believe our liquidity, $1,270.2 million at December 31, 2011, is sufficient to meet our business plans. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

For 2012, we see continued demand for new equipment, and estimate that we are in the second year of a multiple year recovery. Overall, our focus will be on profit improvement and cash generation as opposed to net sales growth. During 2011, net sales growth was important, as it provided us more consistent run rates and we were able to solidify, if not improve, our market share. In general, however, we were unable to offset increases from our suppliers through pricing actions, which is common during the first year of a recovery. We expect this will be different in 2012.

During the second half of 2011 we acquired 81% of Demag Cranes AG (bringing our ownership total to approximately 82%), a market leader in both port equipment and industrial cranes. In addition, they have a complementary parts and service business which has demonstrated consistently strong profitability. We believe there are many opportunities for leveraging different aspects of both Terex and Demag Cranes AG. A primary focus for us in 2012 will be the integration of Demag Cranes AG.

For AWP, our outlook is positive. We believe the North American rental channel is in a full replacement cycle and in need of new equipment. Operating margin is expected to be in the 10%-11% range for 2012, driven by price realization and productivity enhancements. In Construction, our focus will be on profitable products and markets. We expect our roadbuilding operations to continue to face challenges in 2012. Overall segment operating margin is expected to be in the range of 2%-3%. For Cranes, the outlook reflects a slightly weakened demand environment for cranes in Europe, offset by anticipated continued growth in markets that are experiencing recovery, such as North America and Australia. Additionally, we expect that increasing demand from developing markets, such as Latin America and the Middle East, will continue. The combination of price increases implemented for 2012 and restructuring activities enacted in 2011 are anticipated to enhance overall profitability. We expect operating margins to be in the 5%-6% range on steady sales. For MHPS, we expect improving sales trends, led by the services and port solutions businesses, specifically in North America, India and the Middle East. With the Domination and Profit and Loss Transfer Agreement yet to be effected, no integration benefits are included in the outlook. We anticipate that operating margins will be in the 4.5%-5.5% range, including the impact of purchase accounting and corporate allocation adjustments, which are expected to comprise approximately $60 million of expense during 2012. In our MP segment, we anticipate continued strong sales performance in Australia and South Africa, combined with improved pricing overall. As a result, we expect operating margins of 10%-11% on slightly higher sales.

Our current outlook for net sales in 2012 is $7.5 to $8.0 billion, an increase of 15%-20% from 2011, and approximately 5% excluding the impact of acquisitions. Our expectation for income from operations is a profit of approximately $475 to $525 million. As a result, we would expect earnings per share for 2012 to be approximately $1.65 to $1.85 per share for the year based on an average share count of approximately 116 million shares, excluding the impact of restructuring and unusual items. The estimated average share count includes shares that may be contingently issuable upon conversion of our outstanding convertible notes. Our forecast assumes that the European debt crisis does not materially worsen. We also anticipate an effective tax rate of 38% for 2012. Interest expense for the year is forecast to be approximately $145 million based on increased expense associated with term loans issued to partially fund the acquisition of Demag Cranes AG. We anticipate Other expense including amortization of debt issuance cost and noncontrolling interest of $20 to $25 million. Capital expenditures for 2012 are expected to be approximately $140 million. We expect the ratio of working capital to trailing three months annualized sales to be approximately 25% at the end of 2012.

ROIC continues to be the unifying metric that we use to measure our operating performance. ROIC and the Non-GAAP Measures assist in showing how effectively we utilize the capital invested in our operations. After-tax ROIC is determined by dividing the sum of NOPAT for each of the previous four quarters by the average of the sum of Total Terex Corporation stockholders’ equity plus Debt (as defined below) less Cash and cash equivalents for the previous five quarters. NOPAT for each quarter is calculated by multiplying Income (loss) from continuing and discontinued operations by a figure equal to one minus the effective tax rate of the Company. We believe that earnings from discontinued operations, as well as the net assets that comprise those operations invested capital, should be included in this calculation of the Non-GAAP Measures because they capture the financial returns on our capital allocation decisions for the measured periods. Furthermore, we believe that returns on capital deployed in TFS do not represent management of our primary operations and, therefore, TFS finance receivable assets and results from operations have been excluded from the Non-GAAP Measures. Additionally, we do not believe that the realized and deferred gains on marketable securities and specifically the shares of Bucyrus (“BUCY shares”) held from the sale of our Mining business, reflects our operations and, therefore, such gains have been excluded from the calculation of the Non-GAAP Measures. The effective tax rate is equal to the (Provision for) benefit from income taxes divided by Income (loss) before income taxes for the respective quarter. Debt is calculated using the amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ NOPAT as this represents the most recent 12-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) over the same time period as the numerator (four quarters of average invested capital).

Terex management and the Board of Directors use ROIC as one of the primary measures to assess operational performance, including in connection with certain compensation programs. We use ROIC as a unifying metric because we believe that it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe that ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe that adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at December 31, 2011 was 3.7%.

The amounts described below are reported in millions of U.S. dollars, except for the effective tax rates. Amounts are as of and for the three months ended for the periods referenced in the tables below (in millions, except percentages).

	Dec ’11	Sep ’11	Jun ’11	Mar ’11	Dec ’10
Provision for (benefit from) income taxes as adjusted	$(6.1)	$7.0	$2.5	$(18.8)
Divided by: Loss before income taxes as adjusted	(9.5)	(8.9)	(23.6)	(41.4)
Effective tax rate as adjusted	64.2%	(78.7)%	(10.6)%	45.4%
Income (loss) from operations as adjusted	$30.7	$53.1	$7.1	$(8.2)
Multiplied by: 1 minus Effective tax rate as adjusted	35.8%	178.7%	110.6%	54.6%
Adjusted net operating income (loss) after tax	$11.0	$94.9	$7.9	$(4.5)
Debt (as defined above)	$2,300.4	$2,316.6	$1,426.5	$1,417.1	$1,686.3
Less: Cash and cash equivalents	(774.1)	(684.9)	(702.0)	(723.7)	(894.2)
Debt less Cash and cash equivalents	$1,526.3	$1,631.7	$724.5	$693.4	$792.1
Total Terex Corporation stockholders’ equity as adjusted	$1,781.5	$1,854.4	$1,999.3	$1,998.6	$1,907.2
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$3,307.8	$3,486.1	$2,723.8	$2,692.0	$2,699.3

December 31, 2011 ROIC	3.7%
NOPAT as adjusted (last 4 quarters)	$109.3
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$2,981.8

Reconciliation of Income (loss) before income taxes:	Three months ended 12/31/11	Three months ended 9/30/11	Three months ended 06/30/11	Three months ended 03/31/11
Income (loss) from continuing operations before income taxes	$(9.5)	$67.3	$16.5	$10.2
Less: Gain realized on sale of BUCY shares	—	(76.2)	(40.0)	(51.6)
Loss from discontinued operations before income taxes	—	—	(0.1)	—
Loss before income taxes as adjusted	$(9.5)	$(8.9)	$(23.6)	$(41.4)
Reconciliation of income (loss) from operations:
Income (loss) from operations as reported	$31.1	$52.6	$6.8	$(9.3)
Income (loss) from operations for TFS	(0.4)	0.5	0.4	1.1
Loss from operations for discontinued operations	—	—	(0.1)	—
Income (loss) from operations as adjusted	$30.7	$53.1	$7.1	$(8.2)
Reconciliation of provision for (benefit from) income taxes:
Provision for (benefit from) income taxes as reported	$(6.1)	$34.2	$16.3	$6.0
Provision for income taxes on realized gain for sale of BUCY shares	—	(27.2)	(14.3)	(18.4)
Provision for (benefit from) income taxes for discontinued operations	—	—	0.5	(6.4)
Provision for (benefit from) income taxes as adjusted	$(6.1)	$7.0	$2.5	$(18.8)

Reconciliation of Terex Corporation stockholders’ equity:	As of 12/31/11	As of 9/30/11	As of 06/30/11	As of 03/31/11	As of 12/31/10
Terex Corporation stockholders' equity as reported	$1,906.4	$1,991.7	$2,178.2	$2,157.9	$2,083.2
TFS Assets	(124.6)	(138.0)	(127.5)	(85.4)	(76.2)
Deferred loss (gain) on marketable securities	(0.3)	0.7	(51.4)	(73.9)	(99.8)
Terex Corporation stockholders' equity as adjusted	$1,781.5	$1,854.4	$1,999.3	$1,998.6	$1,907.2

RESULTS OF OPERATIONS

2011 COMPARED WITH 2010

Terex Consolidated

	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$6,504.6	—	$4,418.2	—	47.2%
Gross profit	$960.3	14.8%	$602.9	13.6%	59.3%
SG&A	$879.1	13.5%	$676.7	15.3%	29.9%
Income (loss) from operations	$81.2	1.2%	$(73.8)	(1.7)%	*
*              Not meaningful as a percentage

Net sales for the year ended December 31, 2011 increased $2,086.4 million when compared to the same period in 2010. Excluding the effect of foreign currency exchange rate changes and the addition of the MHPS segment, net sales increased approximately 29% from the prior year period. Each of our segments experienced higher net sales compared to the same period in 2010, primarily as a result of end market demand which has been showing signs of recovery, as well as our internal initiatives to improve performance.

Gross profit for the year ended December 31, 2011 increased $357.4 million when compared to the same period in 2010. Higher net sales, partially offset by higher input costs, contributed approximately $232 million to the increase. Excluding the effect of foreign currency exchange rate changes and MHPS, gross profit increased approximately 36% from the prior year period.

SG&A costs increased by $202.4 million when compared to the same period in 2010. The effect of foreign currency exchange rate changes increased SG&A costs by approximately $24 million. Excluding the impact of MHPS and foreign exchange effects, SG&A costs increased by approximately $47 million due to increased selling costs associated with higher sales, higher marketing costs from certain trade show activities, increased engineering costs for new product development and impairment charges related to manufacturing footprint rationalization.

Income (loss) from operations improved by $155.0 million for the year ended December 31, 2011 versus the comparable period in 2010. Excluding the effect of foreign currency exchange rate changes and MHPS, income from operations increased approximately $167 million. The increase was due to the items noted above, particularly improved net sales volume offset partially by higher SG&A costs.

Aerial Work Platforms

	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,750.0	—	$1,076.3	—	62.6%
Gross profit	$278.3	15.9%	$147.7	13.7%	88.4%
SG&A	$192.0	11.0%	$144.9	13.5%	32.5%
Income from operations	$86.3	4.9%	$2.8	0.3%	*
*              Not meaningful as a percentage

Net sales for the AWP segment for the year ended December 31, 2011 increased $673.7 million when compared to the same period in 2010. Adjusting for the translation effect of foreign currency exchange rate changes, net sales increased approximately 60% from the comparable prior year period. The North American market showed strong growth as the large rental companies continued to replace the equipment in their fleets. The independent rental firms began to increase their purchases, but at a slower rate than anticipated. Utilization rates of customer fleets remained high, a positive sign of the strength of the replacement cycle despite the continuing soft market conditions in construction applications. Internationally, the demand for and acceptance of aerial work platforms continued to expand steadily, also contributing to the increased sales versus the prior year period. Additionally, benefits were beginning to be captured from price increases that were implemented late in the first half of 2011 in all geographies.

Gross profit for the year ended December 31, 2011 increased $130.6 million when compared to the same period in 2010. Increased net sales, favorable product mix and higher production levels, partially offset by higher material costs, contributed approximately $144 million to the improvement in gross profit. The favorable translation effect of foreign currency exchange rate changes increased gross profit by approximately $4 million from the prior year period. These improvements were offset by approximately $18 million in higher transactional foreign currency expenses, inventory charges and other costs of sales.

SG&A costs for the year ended December 31, 2011 increased $47.1 million when compared to the same period in 2010. The higher allocation of corporate costs increased SG&A costs by approximately $15 million. Higher costs, primarily due to the restoration and accrual for certain performance based compensation programs, engineering expenses and selling and marketing expenses increased SG&A spending by approximately $32 million as compared to the prior year period.

Income from operations for the year ended December 31, 2011 improved $83.5 million when compared to the same period in 2010. The increase was due to the items noted above, particularly improved net sales, higher production levels and the favorable effect of product mix, partially offset by higher SG&A costs, material costs and higher transactional foreign currency expenses.

Construction

	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,505.6	—	$1,081.2	—	39.3%
Gross profit	$163.1	10.8%	$91.9	8.5%	77.5%
SG&A	$181.5	12.1%	$143.9	13.3%	26.1%
Loss from operations	$(18.4)	(1.2)%	$(52.0)	(4.8)%	*
*              Not meaningful as a percentage

Net sales for the Construction segment increased by $424.4 million for the year ended December 31, 2011 when compared to the same period in 2010. Adjusting for the translation effect of foreign currency exchange rate changes, net sales increased approximately 35% from the comparable prior year period. The improvement in net sales was driven by strong demand for backhoe loaders in Russia, compact equipment in central Europe and trucks in developing markets including, Russia and South Africa. Demand for material handlers continued to be strong especially in central Europe, the segment’s largest market for this type of machinery. Slow demand for roadbuilding products in North America continued due to weak highway infrastructure spending. The tightening in government sponsored financing programs constrained roadbuilding demand in Brazil.

Gross profit for the year ended December 31, 2011 increased $71.2 million when compared to the same period in 2010. Increased net sales, offset partially by higher material costs, improved gross profit by approximately $42 million. Lower inventory write downs and lower restructuring charges in the current year period improved gross profit by approximately $10 million. Lower other costs of sales, particularly for distribution and other non-manufacturing costs improved gross profit by approximately $15 million.

SG&A costs for the year ended December 31, 2011 increased $37.6 million when compared to the same period in 2010. The higher allocation of corporate costs increased SG&A costs by approximately $18 million. Additionally, higher selling and marketing expenses associated with higher net sales and trade show activities increased SG&A costs by approximately $9 million. The unfavorable translation effect of foreign currency exchange rate changes increased SG&A costs by approximately $6 million from the prior year period.

Loss from operations for the year ended December 31, 2011 decreased $33.6 million when compared to the same period in 2010. The improvement was due to the items noted above, particularly increased net sales partially offset by higher SG&A costs.

Cranes

	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,999.7	—	$1,780.6	—	12.3%
Gross profit	$251.2	12.6%	$268.5	15.1%	(6.4)%
SG&A	$271.0	13.6%	$235.0	13.2%	15.3%
Income (loss) from operations	$(19.8)	(1.0)%	$33.5	1.9%	(159.1)%

Net sales for the Cranes segment for the year ended December 31, 2011 increased by $219.1 million when compared to the same period in 2010. Adjusting for the translation effect of foreign currency exchange rate changes, net sales increased approximately 7% from the comparable prior year period. Many of our crane categories experienced increased sales over the prior year, with straddle carriers, rough terrain cranes and pick and carry cranes being the largest contributors to the sales growth. Sales in the U.S. increased by approximately 64% and the business experienced stronger demand in China, India and Germany. However, tower crane demand was generally stagnant and the truck cranes business in China experienced a significant decrease in demand.

Gross profit for the year ended December 31, 2011 decreased by $17.3 million when compared to the same period in 2010. The unfavorable effect of product sales mix and higher material costs negatively impacted gross profit by approximately $29 million. Inventory write downs, primarily related to manufacturing footprint rationalization, decreased gross profit in the period by approximately $11 million. Transactional foreign currency exchange losses decreased gross profit by approximately $3 million. These decreases in gross profit were partially offset by higher absorption of fixed manufacturing costs of approximately $20 million when compared to the prior year period. Additionally, the decrease in gross profit was partially offset by the favorable translation effect of foreign currency exchange rate changes, which increased gross profit by approximately $17 million from the prior year period.

SG&A costs for the year ended December 31, 2011 increased $36.0 million versus the same period in 2010. Restructuring, asset impairment and related charges, primarily related to manufacturing footprint rationalization in the current year period, increased SG&A costs by approximately $11 million. The higher allocation of corporate costs increased SG&A costs by approximately $23 million. The unfavorable translation effect of foreign currency exchange rate changes increased SG&A costs by approximately $12 million from the prior year period. These increases were partially offset by lower selling, marketing and engineering costs of approximately $13 million.

Income (loss) from operations for the year ended December 31, 2011 declined $53.3 million versus the same period in 2010, resulting primarily from the negative impact of higher material costs, the unfavorable effect of product sales mix and costs related to manufacturing footprint rationalization and cost reductions.

Material Handling & Port Solutions **

	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$617.0	—	N/A	—	*
Gross profit	$112.0	18.2%	N/A	*	*
SG&A	$131.2	21.3%	N/A	*	*
Loss from operations	$(19.2)	(3.1)%	N/A	*	*

*	Not applicable

**	All amounts reported reflect results of operations from August 16, 2011 (the date of acquisition of 81% of the shares of Demag Cranes AG) through December 31, 2011.

Net sales for the MHPS segment for the period ended December 31, 2011 was $617.0 million. Net sales were driven by strength in Europe, particularly Germany. Increasing demand for industrial cranes as well as for mobile harbor cranes positively impacted net sales in the period. Part sales were a meaningful contributor to net sales, as higher capacity utilization at customer plants led to an increasing need for services and spare parts.

Gross profit for the period ended December 31, 2011 was $112.0 million. These results included charges of approximately $41 million related to the revaluation of inventory at the acquisition date of Demag Cranes AG and $9.7 million related primarily to the incremental amortization of tangible and intangible assets.

SG&A costs for the period ended December 31, 2011 were $131.2 million. These results include charges of $1.5 million related primarily to incremental depreciation of tangible assets.

Loss from operations for the period ended December 31, 2011 was $19.2 million. These results included charges of approximately $41 million related to the revaluation of inventory at the acquisition date of Demag Cranes AG and $11.3 million related primarily to the incremental amortization of tangible and intangible assets.

Materials Processing

	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$682.8	—	$533.1	—	28.1%
Gross profit	$135.8	19.9%	$90.7	17.0%	49.7%
SG&A	$76.3	11.2%	$66.2	12.4%	15.3%
Income from operations	$59.5	8.7%	$24.5	4.6%	142.9%

Net sales in the MP segment increased by $149.7 million for the year ended December 31, 2011 when compared to the same period in 2010. Adjusting for the translation effect of foreign currency exchange rate changes, net sales increased approximately 24% from the comparable prior year period. Machine and parts sales continued to increase in most markets with the exception of southern Europe where customers have experienced difficulties in obtaining financing. New mobile machines with increased capacities continued to drive sales as they gain acceptance in the market and approach capacities of static equipment. This increase was slightly offset by a slowdown in net sales recently experienced in the crushing equipment market.

Gross profit for the year ended December 31, 2011 increased by $45.1 million when compared to the same period in 2010. The increase was primarily due to the impact of increased net sales and favorable product sales mix, which increased gross profit by approximately $38 million. The favorable translation effect of foreign currency exchange rate changes increased gross profit by approximately $5 million from the prior year period.

SG&A costs for the year ended December 31, 2011 increased $10.1 million over the same period in 2010, primarily due to the higher allocation of corporate costs of approximately $9 million and the unfavorable translation effect of foreign currency exchange rate changes, which increased SG&A costs by approximately $3 million from the prior year period.

Income from operations for the year ended December 31, 2011 improved $35.0 million when compared to 2010, primarily due to higher net sales volume partially offset by higher SG&A costs.

Corporate/Eliminations

	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(50.5)	—	$(53.0)	—	4.7%
Loss from operations	$(7.2)	14.3%	$(82.6)	155.8%	91.3%

The net sales amounts include the elimination of intercompany sales activity among segments. Loss from operations improved from the prior year period primarily due to the impact of higher corporate expense allocation to all of the segments of approximately $65 million combined with lower restructuring costs, cost reduction activities and improved margins from government sales and other activities in the current year period.

Interest Expense, Net of Interest Income

During the year ended December 31, 2011, our interest expense net of interest income was $120.6 million, or $15.0 million lower than the prior year. This decrease was primarily driven by reduced interest expense due to the retirement of debt over the past year.

Loss on Early Extinguishment of Debt

On January 18, 2011, we exercised our early redemption option and repaid the outstanding $297.6 million principal amount of our 7-3/8% Notes. The cash paid to redeem the 7-3/8% Notes included a call premium of $3.6 million. Additionally, we recorded non-cash charges of $4.1 million for the write-off of unamortized costs, including debt issuance costs, original issue discount and interest rate swap costs, in connection with the repayment of the 7-3/8% Notes. In August 2011, we entered into an amended and restated credit agreement that replaced our previous credit agreement. The termination of our previous credit agreement resulted in non-cash charges for accelerated amortization of debt acquisition costs of $1.4 million in the current year period.

Other Income (Expense) — Net

Other income (expense) — net for the year ended December 31, 2011 was income of $139.7 million, an increase of $159.3 million when compared to expense of $19.6 million in the prior year.  The change was primarily driven by income in the current year period of approximately $168 million from the sale of approximately 5.8 million shares of Bucyrus common stock. Charges related to the acquisition of Demag Cranes AG totaling approximately $16 million were partially offset by lower expense of approximately $5 million in the current year period associated with derivative instruments.

Income Taxes

During the year ended December 31, 2011, we recognized income tax expense of $50.4 million on income of $84.5 million, an effective tax rate of 59.6%, as compared to an income tax benefit of $26.8 million on a loss of $238.3 million, an effective tax rate of 11.2%, for the year ended December 31, 2010. The higher tax rate recorded in 2011, compared to statutory tax rates, was mainly due to non-tax benefitted losses and non-tax deductible expenses incurred to acquire Demag Cranes AG and the enactment of a statutory income tax rate reduction in the U.K., which caused a reduction in value in our U.K. deferred tax assets. The decrease in the absolute amount of income (loss) from continuing operations before income taxes for the year ended December 31, 2011 compared to the year ended December 31, 2010 caused items of income tax expense and benefit for 2011 to have a more significant impact than in 2010. When a loss from continuing operations before income tax (instead of income from continuing operations before income tax) is reported, tax expense items decrease the effective tax rate and tax benefit items increase the effective tax rate.

Income (Loss) from Discontinued Operations

We had income from discontinued operations for the year ended December 31, 2011 primarily due to tax related items associated with the results of the Mining business prior to divestiture.  In the year ended December 31, 2010, we had losses from discontinued operations primarily due to the results of the Atlas business prior to divestiture.

Gain (Loss) on Disposition of Discontinued Operations

For the year ended December 31, 2011, we recognized a gain due to tax related adjustments on the net gain on divestiture of businesses sold in 2010.

2010 COMPARED WITH 2009

Terex Consolidated

	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$4,418.2	—	$3,858.4	—	14.5%
Gross profit	$602.9	13.6%	$297.0	7.7%	103.0%
SG&A	$676.7	15.3%	$698.7	18.1%	(3.1)%
Loss from operations	$(73.8)	(1.7)%	$(401.7)	(10.4)%	81.6%

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

Aerial Work Platforms

	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,076.3	—	$845.3	—	27.3%
Gross profit	$147.7	13.7%	$16.0	1.9%	*
SG&A	$144.9	13.5%	$170.7	20.2%	(15.1)%
Income (loss) from operations	$2.8	0.3%	$(154.7)	(18.3)%	*
*              Not meaningful as a percentage

Net sales for the AWP segment for the year ended December 31, 2010 increased $231.0 million when compared to the same period in 2009.  While rental customers in the North American and European markets continued to age their aerial fleets and generally deferred the purchase of new products, selective buying patterns began to emerge.  Additionally, it appears that the reduction of inventory at rental locations slowed.  Developing markets remained a strong growth component for the AWP segment as demand for large booms, light towers and telehandlers continued to steadily improve in markets such as South America and Australia.  We also sold a portion of the segment’s utility rental fleet.

Gross profit for the year ended December 31, 2010 increased $131.7 million when compared to the same period in 2009.  The favorable impact of higher manufacturing utilization and prior manufacturing cost reduction actions improved results by approximately $143 million.  Lower restructuring costs and inventory write-downs favorably affected gross profit by approximately $18 million.  These increases were partially offset by approximately $22 million due to the negative impact from the mix of products sold.  Net transactional foreign currency losses negatively impacted results by approximately $9 million compared to the prior year period.

SG&A costs for the year ended December 31, 2010 decreased $25.8 million when compared to the same period in 2009.  Cost control efforts, including prior period restructuring actions, lowered SG&A spending by approximately $15 million as compared to the prior year period. Additionally, the allocation of corporate expenses was lower by approximately $10 million in 2010 compared to the prior year.

Income (loss) from operations for the year ended December 31, 2010 improved $157.5 million when compared to the same period in 2009.  The improvement was due to the items noted above, particularly higher net sales, higher manufacturing utilization, prior manufacturing cost reductions and lower SG&A costs.

Construction

	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,081.2	—	$832.9	—	29.8%
Gross profit	$91.9	8.5%	$(58.7)	(7.0)%	*
SG&A	$143.9	13.3%	$184.7	22.2%	(22.1)%
Loss from operations	$(52.0)	(4.8)%	$(243.4)	(29.2)%	78.6%
*              Not meaningful as a percentage

Net sales in the Construction segment increased by $248.3 million for the year ended December 31, 2010 when compared to the same period in 2009.  The improvement in net sales was driven by a broad-based recovery from trough levels in 2009 in most product categories and across most regions.  Material handlers sales increased significantly and the off-highway truck business experienced an increase in order and quotation activities, aided by strong demand from Latin American markets.  The compact construction equipment business experienced good order demand, including increased demand for the compact track loader product in North America and undercarriage components supplied to another major manufacturer.

Gross profit for the year ended December 31, 2010 increased $150.6 million when compared to the same period in 2009.  The favorable impact of increased sales activities, lower material costs and prior cost reduction actions improved operating results by approximately $55 million.  Manufacturing utilization improved gross profit when compared to the prior year period by approximately $39 million.  Additionally, approximately $34 million of lower restructuring and inventory charges in 2010 contributed to the increase in gross profit.  Other cost of sales including warranty, transactional foreign currency and product liability expenses were lower by approximately $22 million in the current period.

SG&A costs for the year ended December 31, 2010 decreased $40.8 million when compared to the same period in 2009.  Cost control efforts, including prior period restructuring actions, lowered SG&A spending by approximately $17 million as compared to the prior year period.  Additionally, the allocation of corporate expenses was lower by approximately $10 million in 2010. Lower restructuring charges of approximately $14 million when compared to the prior year period also contributed to the decrease in SG&A costs.

Loss from operations for the year ended December 31, 2010 decreased $191.4 million when compared to the same period in 2009.  The decrease was due to the items noted above, particularly improved net sales, better manufacturing utilization and lower SG&A costs.

Cranes

	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,780.6	—	$1,890.9	—	(5.8)%
Gross profit	$268.5	15.1%	$319.0	16.9%	(15.8)%
SG&A	$235.0	13.2%	$215.4	11.4%	9.1%
Income from operations	$33.5	1.9%	$103.6	5.5%	(67.7)%

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

Materials Processing

	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$533.1	—	$353.6	—	50.8%
Gross profit	$90.7	17.0%	$14.8	4.2%	*
SG&A	$66.2	12.4%	$64.1	18.1%	3.3%
Income (loss) from operations	$24.5	4.6%	$(49.3)	(13.9)%	*
*              Not meaningful as a percentage

Net sales in the MP segment increased by $179.5 million for the year ended December 31, 2010 when compared to the same period in 2009.  Demand for materials processing equipment increased as dealers have generally stopped reducing their inventory and ordered in concert with end market demand.

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

Corporate/Eliminations

	2010		2009
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(53.0)	—	$(64.3)	—	17.6%
Income (loss) from operations	$(82.6)	155.8%	$(57.9)	90.0%	(42.7)%

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

Inventories - Inventories are stated at the lower of cost or market (“LCM”) value. Cost is determined principally by the average cost method and the first-in, first-out (“FIFO”) method (approximately 58% and 42%, respectively). In valuing inventory, we are required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. These assumptions require us to analyze the aging of and forecasted demand for our inventory, forecast future products sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory. Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with our customers for future orders, including their plans for expenditures, and market trends for similar products. Our judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage. The valuation of used equipment taken in trade from customers requires us to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events that could significantly influence our judgment and related estimates include general economic conditions in markets where our products are sold, new equipment price fluctuations, actions of our competitors, including the introduction of new products and technological advances, as well as new products and design changes we introduce. We make adjustments to our inventory reserve based on the identification of specific situations and increase our inventory reserves accordingly. As further changes in future economic or industry conditions occur, we will revise the estimates that were used to calculate its inventory reserves. At December 31, 2011, reserves for LCM, excess and obsolete inventory totaled $120.1 million.

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

Accounts Receivable - We are required to judge our ability to collect accounts receivable from our customers. Valuation of receivables includes evaluating customer payment histories, customer leverage, availability of third-party financing, political and exchange risks and other factors. Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. At December 31, 2011, reserves for potentially uncollectible accounts receivable totaled $42.5 million. Given current economic conditions, there can be no assurance that our historical accounts receivable collection experience will be indicative of future results.

Guarantees - As of December 31, 2011, we have issued guarantees to financial institutions related to customer financing of equipment purchases by our customers. We must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer’s payment history, leverage, availability of third party financing, political and exchange risks, and other factors. Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty.

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

As of December 31, 2011, our maximum exposure to such credit guarantees was $126.4 million, including total guarantees issued by Terex Demag GmbH, part of the Cranes segment; Sichuan Changjiang Engineering Crane Co., Ltd, part of the Cranes segment; and Genie Holdings, Inc. and its affiliates (“Genie”), part of the AWP segment; of $60.4 million, $34.4 million and $18.0 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

There can be no assurance that our historical credit default experience will be indicative of future results. Our ability to recover losses experienced from our guarantees may be affected by economic conditions in effect at the time of loss.

We issue residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note Q - “Litigations and Contingencies” in the Notes to the Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $13.5 million at December 31, 2011. We are generally able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2011, our maximum exposure pursuant to buyback guarantees was $103.4 million, including total guarantees issued by Genie of $45.4 million and the MHPS segment of $54.5 million. We are generally able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

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

We have recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheet of approximately $12 million for the estimated fair value of all guarantees provided as of December 31, 2011.

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

Revenue generated in the United States is recognized when title and risk of loss pass from us to our customers, which generally occurs upon shipment depending upon the shipping terms negotiated. We also have a policy requiring that certain criteria be met in order to recognize revenue, including satisfaction of the following requirements:

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

Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which discrete financial information with similar economic characteristics is available and the operating results are regularly reviewed by our management. The AWP, Construction, Cranes and MP operating segments plus the Material Handling business (including services) and Port Technology business of MHPS, comprise the six reporting units for goodwill impairment testing purposes.

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

We adopted FASB Accounting Standards Update (“ASU”) 2011-08, “Intangibles - Goodwill and Other (Topic 350),” (“ASU 2011-08”) at the beginning of the fourth quarter of 2011 on a prospective basis. See “Recent Accounting Pronouncements” below. ASU 2011-08 allows us to first assess, qualitatively, whether it is necessary to perform the two-step goodwill impairment test. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. We have the unconditional option to bypass the qualitative assessment and proceed directly to performing the two-step goodwill impairment test.

There were no indicators of goodwill impairment in the tests performed as of October 1, 2011, 2010 and 2009. See Note J – “Goodwill and Intangible Assets” in the Notes to the Consolidated Financial Statements.

In order to evaluate the sensitivity of any quantitative fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of any reporting unit calculated. This hypothetical 10% decrease would still result in excess fair value over carrying value for the reporting units as of October 1, 2011.

Impairment of Long-Lived Assets - Our policy is to assess the realizability of our long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if fair value based on the estimated future undiscounted cash flows are less than the asset’s carrying value. Future cash flow projections include assumptions regarding future sales levels and the level of working capital needed to support each business. We use data developed by business segment management as well as macroeconomic data in making these calculations. There are no assurances that future cash flow assumptions will be achieved. The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset. We recognized asset impairments of $18.8 million, $11.4 million and $4.8 million for the years ended December 31, 2011, 2010 and 2009, respectively, of which $8.8 million, $9.3 million and $1.5 million, respectively, was recognized as part of restructuring costs. See Note L – “Restructuring and Other Charges” in the Notes to the Consolidated Financial Statements.

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

Defined Benefit Plans - Pension benefits represent financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. As of December 31, 2011, we maintained one qualified defined benefit pension plan and one nonqualified plan covering certain U.S. employees. The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. Participation in the qualified plan is frozen and participants are only credited with post-freeze service for purposes of determining vesting and retirement eligibility. It is our policy, generally, to fund the qualified U.S. plan based on the requirements of the Employee Retirement Income Security Act of 1974. See Note O – “Retirement Plans and Other Benefits” in the Notes to the Consolidated Financial Statements. The nonqualified plan provides retirement benefits to certain senior executives of the Company and is unfunded. Generally, the nonqualified plan provides a benefit based on average total compensation earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program, excluding salary deferrals and matching contributions. In addition, benefits are reduced by Social Security Primary Insurance Amounts attributable to Company contributions. Participation in the nonqualified plan was frozen effective December 31, 2008; however, eligible participants are credited with post-freeze service for purposes of determining vesting and the amount of benefits.

We maintain defined benefit plans in Germany, France, China, India, Switzerland and the United Kingdom (“U.K.”) for some of our subsidiaries. The plans in Germany, France, India and China are unfunded plans. During 2010, the plan in the U.K. was frozen. For our operations in Italy, there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination. We record this obligation based on the mandated requirements. The measure of the current obligation is not dependent on the employees’ future service and therefore is measured at current value.

Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds. For the U.S. plans, approximately 40% of the assets are in equity securities and 60% are in fixed income securities. For the non-U.S. funded plans, approximately 37% of the assets are in equity securities, 58% are in fixed income securities and 5% are in real estate investment securities. These allocations are reviewed periodically and updated to meet the long-term goals of the plans.

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

Expected long-term rates of return on pension plan assets were 8.00% for the U.S. plan, 5.00% for the U.K. plan and 4.00% for the Swiss plan at December 31, 2011. Our strategy with regard to the investments in the pension plans is to earn a rate of return sufficient to match or exceed the long-term growth of pension liabilities. The expected rate of return of plan assets represents an estimate of long-term returns on the investment portfolio. These rates are determined annually by management based on a weighted average of current and historical market trends, historical portfolio performance and the portfolio mix of investments. The expected long-term rate of return on plan assets at December 31 is used to measure the earnings effects for the subsequent year. The difference between the expected return and the actual return on plan assets affects the calculated value of plan assets and, ultimately, future pension expense (income).

The discount rates for pension plan liabilities were 4.00% for U.S. plans and 2.15% to 11.00% with a weighted average of 4.55% for non-U.S. plans at December 31, 2011. The discount rate enables us to estimate the present value of expected future cash flows on the measurement date. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments at the December 31 measurement date. The discount rate at December 31 is used to measure the year-end benefit obligations and the earnings effects on the subsequent year. Typically, a higher discount rate decreases the present value of benefit obligations and increases pension expense.

The expected rates of compensation increase for our non-U.S. pension plans were 0.00% to 10.00% with a weighted average of 1.75% at December 31, 2011. These estimated annual compensation increases are determined by management every year and are based on historical trends and market indices.

We have recorded the underfunded status on our balance sheet as a liability and the unrecognized prior service costs and actuarial gains (losses) as a reduction in Stockholders’ equity on the Consolidated Balance Sheet. The change in assumptions from the previous year, primarily decreases in the discount rate, resulted in a net increase in the projected benefit obligation of $9.0 million.

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

We expect that any future obligations under our plans that are not currently funded will be funded from future cash flows from operations. If our contributions are insufficient to adequately fund the plans to cover our future obligations, or if the performance of the assets in our plans does not meet expectations, or if our assumptions are modified, contributions could be higher than expected, which would reduce cash available for our business. Changes in U.S. or foreign laws governing these plans could require additional contributions. In addition, changes in generally accepted accounting principles in the U.S. could require recording additional liabilities and costs related to these plans.

Assumptions used in computing our net pension expense and projected benefit obligation have a significant effect on the amounts reported. A 0.25% change in each assumption below would have the following effects upon net pension expense and projected benefit obligation, respectively, as of and for the year ended December 31, 2011:

	Increase		Decrease
	Discount Rate	Expected long- term rate of return	Discount Rate	Expected long- term rate of return
	($ amounts in millions)
U. S. Plans:
Net pension expense	$0.2	$(0.3)	$(0.2)	$0.3
Projected benefit obligation	$(4.6)	$—	$4.8	$—

Non-U.S. Plans:
Net pension expense	$—	$(0.2)	$—	$0.2
Projected benefit obligation	$(12.2)	$—	$12.8	$—

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

We evaluate our deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character, amount and timing to result in the use of our deferred tax assets. “Character” refers to the type (ordinary income versus capital gain) as well as the source (foreign vs. domestic) of the income we generate. “Timing” refers to the period in which future income is expected to be generated. Timing is important because net operating losses (“NOLs”) and other tax attributes, in certain jurisdictions, expire if not used within an established statutory time frame. Based on these evaluations, we have determined that it is more likely than not that expected future earnings will be sufficient to use most of our deferred tax assets.

We do not provide for income taxes or tax benefits on the differences between financial reporting basis and tax basis of our non-U.S. subsidiaries where such differences are reinvested and, in our opinion, will continue to be reinvested indefinitely. If earnings of foreign subsidiaries are not considered indefinitely reinvested, deferred U.S. income taxes, foreign income taxes, and foreign withholding taxes may have to be provided. We do not record deferred income taxes on the temporary difference between the book and tax basis in domestic subsidiaries where permissible. At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the investment in subsidiaries is not practical.

Judgments and estimates are required to determine tax expense and deferred tax valuation allowances and in assessing uncertain tax positions. Tax returns are subject to audit and local taxing authorities could challenge tax-filing positions we take. Our practice is to file income tax returns that conform to the requirements of each jurisdiction and to record provisions for tax liabilities, including interest and penalties, in accordance with ASC 740, “Income Taxes.” As our business has grown in geographic scope, size and complexity, so has our potential exposure to uncertain tax positions. Given the subjective nature of applicable tax laws, the results of an audit of some of our tax returns could have a significant impact on our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amended ASC 605, “Revenue Recognition.”  This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate consideration to each unit of accounting.  In an arrangement with multiple deliverables, the delivered item(s) shall be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis.  Items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

Arrangement consideration shall be allocated at the inception of the arrangement to all deliverables based on their relative selling price, except under certain circumstances such as items recorded at fair value and items not contingent upon delivery of additional items or meeting other specified performance conditions.  The selling price for each deliverable shall be determined using vendor specific objective evidence (“VSOE”) of selling price, if it exists, otherwise third-party evidence of selling price.  If neither VSOE nor third-party evidence exists for a deliverable, then the vendor shall use its best estimate of the selling price for that deliverable.  This guidance eliminates use of the residual value method for determining allocation of arrangement consideration and it allows for use of an entity’s best estimate to determine selling price if VSOE and third-party evidence cannot be determined.  It also requires additional disclosures such as: nature of the arrangement, certain provisions within the arrangement, significant factors used to determine selling prices and timing of revenue recognition related to the arrangement.  This guidance was effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted.  Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measurements and Disclosures.”  This amendment requires new disclosures including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements.  It also clarified guidance related to determining appropriate classes of assets and liabilities and information to be provided for valuation techniques used to measure fair value.  This guidance with respect to Level 3 fair value measurements was effective for us in our interim and annual reporting periods beginning after December 15, 2010.  Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this update clarify the acquisition date that should be used for reporting pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve usefulness of the pro forma revenue and earnings disclosures by requiring description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective prospectively for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which amended ASC 820, “Fair Value Measurements and Disclosures.” This guidance addresses efforts to achieve convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This guidance was effective for us in our interim and annual reporting periods beginning after December 15, 2011. Adoption of this guidance is not expected to have a significant impact on the determination or reporting of our financial results.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” (“ASU-2011-12”). ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 and 2011-12 were effective for us on January 1, 2012. Since the provisions of ASU 2011-05 and 2011-12 are presentation related only, adoption of ASU 2011-05 and 2011-12 will not have a significant impact on the determination or reporting of our financial results.

In September 2011, the FASB issued ASU 2011-08, which allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. We elected to early adopt this accounting guidance at the beginning of our fourth quarter of 2011 on a prospective basis for goodwill impairment tests. Adoption of this standard did not have a significant impact on the determination or reporting of our financial results.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. Adoption of this guidance is not expected to have a significant impact on the determination or reporting of our financial results.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets.  We had cash and cash equivalents of $774.1 million at December 31, 2011.  The majority of the cash held by our foreign subsidiaries is expected to be maintained locally. Such cash could be used in the U.S., if necessary. Cash repatriated to the U.S. could be subject to incremental local and U.S. taxation. Approximately $133 million of cash related to Demag Cranes AG can only be used to support their operations until the Domination and Profit and Loss Transfer Agreement (“DPLA”) is effectuated, which is expected to occur during 2012. Currently, there are no trends, demands or uncertainties as a result of the Company’s cash re-investment policy that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility.

We believe cash generated from operations together with access to our bank credit facilities and cash on hand, provide adequate liquidity to continue to support our internal operating initiatives, meet our operating and debt service requirements and fund approximately $160 million of tax payments due in the first quarter of 2012. See Item 1A “Risk Factors” for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business.

In August 2011, we entered into an amended and restated credit agreement (the “2011 Credit Agreement”) that replaced our previous credit agreement. The new credit agreement provided us with a $460.1 million term loan and a €200.0 million term loan. The proceeds of the term loans were used, along with other cash, to pay for the shares of Demag Cranes AG and all related fees and expenses. The term loans are scheduled to mature on April 28, 2017, subject to earlier maturity on March 1, 2016 if the Company's existing senior notes have not been satisfied in full prior to that time.

In addition, our new credit facilities provide us with a revolving line of credit of up to $500 million. The revolving line of credit consists of $250 million of available domestic revolving loans and $250 million of available multicurrency revolving loans. The revolving lines of credit are scheduled to mature on April 29, 2016, subject to earlier maturity on March 1, 2016 if the Company’s existing senior notes have not been satisfied in full prior to that time. We had $438.2 million available for borrowing under our revolving credit facilities at December 31, 2011. The 2011 Credit Agreement also provides incremental commitments of up to $250 million, which may be extended at the option of the lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, provided that no more than $100 million of the incremental amount may be used for incremental term loan commitments.

Demag Cranes AG has a bank credit agreement (the “Demag Cranes Credit Agreement”) which matures on November 18, 2015 to provide liquidity for their operations. The Demag Cranes Credit Agreement provides multicurrency revolving lines of credit of €200.0 million, which can be used for loans or letters of credit to a sub-limit of €40 million. In addition to customary covenants, the Demag Cranes Credit Agreement contains certain restrictions on transactions with Terex including making loans to or entering into cash pooling arrangements and payment of dividends. As of December 31, 2011, there was $173.7 million outstanding under this facility at a weighted average interest rate of 3.14%. Demag Cranes AG had letters of credit issued under this facility of $26.3 million. Undrawn availability under the Demag Cranes Credit Agreement was $57.9 million.

In January 2012, we entered into the DPLA with Demag Cranes AG that will become effective following the necessary shareholder approval and subsequent registration of the DPLA in the commercial register of Demag Cranes AG. Upon effectiveness of the DPLA and upon demand from outside shareholders of Demag Cranes AG, we will acquire their shares in return for €45.52 per share. Any outside shareholders of Demag Cranes AG that choose not to sell their shares to us will receive an annual guaranteed dividend in the gross amount of €3.33 per share (€3.04 net per share). The DPLA is expected to become effective in 2012. Upon effectiveness of the DPLA, the lenders under the Demag Cranes Credit Agreement have the option to terminate the Demag Cranes Credit Agreement.

During 2011, we sold our 5.8 million shares of Bucyrus International, Inc. (“Bucyrus”) stock for $531.8 million. We used the net proceeds from these sales to reinvest in our business including partially funding our purchase of shares of Demag Cranes AG, which satisfied our obligations to reinvest the net cash proceeds under various agreements governing our debt.

In January 2011, we exercised our early redemption option and repaid the outstanding $297.6 million principal amount of our 7-3/8% Notes. The total cash paid to redeem the 7-3/8% Notes was $312.3 million which included a call premium of 1.229% as set forth in the indenture for the 7-3/8% Notes, totaling $3.6 million plus accrued and unpaid interest of $36.875 per $1,000 principal amount at the redemption date.

We increased our investment in financial services assets from approximately $80 million, net at December 31, 2010, to approximately $126 million, net at December 31, 2011. However, our investment in financial services assets decreased from approximately $138 million at September 30, 2011. We remain focused on expanding TFS in key markets like the U.S., Europe and China; however, in 2012, we expect to rely to a greater extent on third-party funders.

During 2011, our cash used in inventory was approximately $26 million as we made investments in businesses showing improved order and inquiry activity. We are continuing our program to increase inventory turns by sharing, throughout our Company, many of the best practices and lean manufacturing processes that several of our business units have implemented successfully. We expect these initiatives to reduce the level of inventory needed to support our business and allow us to reduce our manufacturing lead times, thereby reducing our working capital requirements. During the last two years, our inventory turns have improved as the Company’s sales volumes increased.

We generated approximately $168 million in free cash flow in the fourth quarter, which was less than our expectations. We will continue to pursue cash generation opportunities, including increasing prices for our products, reducing costs and working capital, reviewing alternatives for under-utilized assets, and selectively investing in our businesses to promote growth in 2012.

The following table reconciles income from operations to free cash flow (in millions):

Three months ended 12/31/11
Income from operations	$31.1
Asset impairment	7.1
Plus: Depreciation and amortization	37.3
Plus: Proceeds from sale of fixed assets	2.6
Plus/minus: Cash changes in working capital	94.9
Plus/minus: Customer advances	11.0
Plus/minus: Rental/demo equipment	(0.5)
Less: Capital expenditures	(15.5)
Free cash flow	$168.0

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

For certain products, primarily port equipment, we negotiate, when possible, advance payments from our customers for products with long lead times to help fund the substantial working capital investment in these products.

To help fund our cash expenditures, we have maintained cash balances and a revolving line of credit from our bank group as described above.  Although we believe that the banks participating in our credit facilities have adequate capital and resources, we can provide no assurance that each of these banks will continue to operate as a going concern in the future.  If any banks in our lending group were to fail, it is possible that borrowing capacity under our credit facilities would be reduced.  If our cash balances and availability under our credit facilities were reduced significantly, we might need to obtain capital from alternate sources in order to finance our capital needs, but there can be no assurance that such financing would be available at terms acceptable to us, or at all.

Typically, we have invested our cash in a combination of highly rated, liquid money market funds and in short-term bank deposits with large, highly rated banks. Our investment objective is to preserve capital and liquidity while earning a market rate of interest. In 2011 and 2010, we used a portion of our cash balance to take advantage of early payment discounts offered by our suppliers where the returns were greater than the amount that would have been earned on such cash if invested in money market funds and short-term bank deposits. We expect this practice to continue in 2012, although we may discontinue it at any time.

Interest rates charged under our bank credit facilities are subject to adjustment based on our consolidated leverage ratio. We had no outstanding borrowings under our revolving credit facilities and $710.8 million in U.S. dollar and Euro denominated term loans outstanding at December 31, 2011. The U.S. dollar term loans bear interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 4%, with a floor of 1.5% on LIBOR. The euro term loans bear interest at a rate of Euro Interbank Offer Rate (“EURIBOR”) plus 4.5% with a floor of 1.5% on EURIBOR. At December 31, 2011, the weighted average interest rate on these term loans was 5.68%.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

The revolving line of credit under our 2011 credit facility expires in April 2016.  Our 4% Convertible Senior Subordinated Notes mature in June 2015, our 10-7/8% Senior Notes mature in June 2016 and our 8% Senior Subordinated Notes (“8% Notes”) mature in November 2017.  See Note M –“Long-Term Obligations,” in our Consolidated Financial Statements.

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

Cash Flows

Cash provided by operations for the year ended December 31, 2011 totaled $19.1 million, compared to cash used in operations of $610.1 million for the year ended December 31, 2010.  The change in cash from operating activities was primarily driven by improved operating income, less cash used for working capital and tax refunds received in 2011.

Cash used in investing activities for the year ended December 31, 2011 was $592.5 million, compared to $903.8 million cash provided by investing activities for the year ended December 31, 2010.  The change in cash from investing activities was primarily due to the purchase of Demag Cranes AG partially offset by the proceeds from the sale of Bucyrus International common stock in 2011 combined with the proceeds from the sale of the Mining business in February 2010.

Cash provided by financing activities was $454.2 million for the year ended December 31, 2011, compared to cash used in financing activities for the year ended December 31, 2010 of $315.7 million.  The change was primarily due to proceeds from the issuance of long-term debt in connection with a new credit facility offset in part by the repayment of long-term debt, both occurring in the year ended December 31, 2011, compared to repayment of long-term debt in the year ended December 31, 2010.

Contractual Obligations

The following table sets out our specified contractual obligations at December 31, 2011 (in millions):

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations	$3,048.1	$225.1	$376.6	$873.9	$1,572.5
Capital lease obligations	2.2	1.1	1.0	0.1	—
Operating lease obligations	260.4	61.7	86.1	52.9	59.7
Purchase obligations (1)	709.9	568.1	24.1	38.9	78.8
Total	$4,020.6	$856.0	$487.8	$965.8	$1,711.0

(1)	Purchase obligations include non-cancellable and cancellable commitments. In many cases, cancellable commitments contain penalty provisions for cancellation.

Long-term debt obligations include expected interest expense. Interest expense is calculated using fixed interest rates for indebtedness that has fixed rates and the implied forward rates as of December 31, 2011 for indebtedness that has floating interest rates.

As of December 31, 2011, our liability for uncertain income tax positions was $156.7 million.  With respect to our tax audits worldwide, it is reasonably possible that we will make payments in 2012 of up to $18.9 million.  Payments may be made in part to mitigate the accrual of interest in connection with income tax audit assessments that may be issued and that we would contest, or may in part be made to settle the matter with the tax authorities.  Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the remaining liabilities, we are unable to make a reasonable estimate of the amount and period in which these remaining liabilities might be paid.

Additionally, at December 31, 2011, we had outstanding letters of credit that totaled $289.3 million and had issued $126.4 million in credit guarantees of customer financing to purchase equipment, $13.5 million in residual value guarantees and $103.4 million in buyback guarantees.

We maintain defined benefit pension plans for some of our operations in the United States and Europe. It is our policy to fund the retirement plans at the minimum level required by applicable regulations. In 2011, we made cash contributions and payments to the retirement plans of $28.7 million, and we estimate that our retirement plan contributions will be approximately $30 million in 2012. Changes in market conditions, changes in our funding levels or actions by governmental agencies may result in accelerated funding requirements in future periods.

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

Our customers, from time to time, fund the acquisition of our equipment through third-party finance companies. In certain instances, we may provide a credit guarantee to the finance company by which we agree to make payments to the finance company should the customer default. Our maximum liability is generally limited to our customer’s remaining payments due to the finance company at the time of default. In the event of a customer default, we are generally able to recover and dispose of the equipment at a minimum loss, if any, to us.

As of December 31, 2011, our maximum exposure to such credit guarantees was $126.4 million, including total credit guarantees issued by Terex Demag GmbH and Sichuan Changjiang Engineering Crane Co., Ltd, both part of our Cranes segment, and Genie, part of our AWP segment, of $60.4 million, $34.4 million and $18.0 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

There can be no assurance that historical credit default experience will be indicative of future results. Our ability to recover losses experienced from our guarantees may be affected by economic conditions in effect at the time of loss.

We issue, from time to time, residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. As described in Note Q – “Litigations and Contingencies” in the Notes to the Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $13.5 million at December 31, 2011. We are generally able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2011, our maximum exposure pursuant to buyback guarantees was $103.4 million. We are generally able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheet of approximately $12 million for the estimated fair value of all guarantees provided as of December 31, 2011.

There can be no assurance that our historical experience in used equipment markets will be indicative of future results. Our ability to recover losses from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies.  The major foreign currencies, among others, in which we do business are the Euro and British Pound.  We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts.  At December 31, 2011, we had foreign exchange contracts with a notional value of $587.1 million.

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

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate swap agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over London Interbank Offer Rate (“LIBOR”).  At December 31, 2011, the floating rate was 3.27%. In a prior year, we entered into an interest rate agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of our 7-3/8% Notes.  To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million.  We recorded this loss as an adjustment to the carrying value of the hedged debt and amortized it through January 18, 2011, when we repaid the outstanding portion of the 7-3/8% Notes.

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, intellectual property claims, self-insurance obligations, tax examinations, guarantees, class action lawsuits and the matters described above in Item 3 - “Legal Proceedings.” We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage, intellectual property and other insurable risk required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any of our costs. However, we do not believe that these contingencies and uncertainties will, individually or in the aggregate, have a material adverse effect on our operations. For contingencies and uncertainties other than income taxes, when it is probable that a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

We generate hazardous and non-hazardous wastes in the normal course of our manufacturing operations. As a result, we are subject to a wide range of federal, state, local and foreign environmental laws and regulations. All of our employees are required to obey all applicable national, local or other health, safety and environmental laws and regulations and must observe the proper safety rules and environmental practices in work situations. These laws and regulations govern actions that may have adverse environmental effects, such as discharges to air and water, and require compliance with certain practices when handling and disposing of hazardous and non-hazardous wastes. These laws and regulations would also impose liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances, should any of such events occur. We are committed to complying with these standards and monitoring our workplaces to determine if equipment, machinery and facilities meet specified safety standards. Each of our facilities is subject to an environmental audit at least once every three years to monitor compliance and no incidents have occurred which required us to pay material amounts to comply with such laws and regulations. We are dedicated to seeing that safety and health hazards are adequately addressed through appropriate work practices, training and procedures. For example, we have significantly reduced lost time injuries in the workplace since 2007 and we continue to work toward a world-class level of safety practices in our industry.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that exist as part of our ongoing business operations and we use derivative financial instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. For further information on accounting policies related to derivative financial instruments, refer to Note K – “Derivative Financial Instruments” in our Consolidated Financial Statements.

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar when compared to functional currencies of our major markets, which include the Euro and British Pound. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures. At December 31, 2011, we had foreign exchange contracts with a notional value of $587.1 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a net loss of $5.9 million at December 31, 2011.

At December 31, 2011, we performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the year ended December 31, 2011 would have had an approximately $1 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate, LIBOR and EURIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At December 31, 2011, approximately 63% of our debt was floating rate debt and the weighted average interest rate for all debt was approximately 6.43%.

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over LIBOR. At December 31, 2011, the floating rate was 3.27%. In a prior year, we entered into an interest rate agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of our 7-3/8% Notes.  To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million.  We recorded this loss as an adjustment to the carrying value of the hedged debt and amortized it through January 15, 2011, which was the effective date that the hedged debt was extinguished.

At December 31, 2011, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at December 31, 2011 would have increased interest expense by approximately $7 million for the year ended December 31, 2011.

Commodities Risk

Principal materials and components that we use in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. Input costs continue to be a challenge, particularly in AWP where input costs stabilized in the fourth quarter of 2011, but remain higher compared to the prior year and in our truck business in Construction where tires have been an issue. Component availability is still impacting us, particularly certain of our Construction businesses, although this was less prevalent in the second half of 2011 than earlier in the year.

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

The report of our independent registered public accounting firm and our Consolidated Financial Statements and Financial Statement Schedule are filed pursuant to this Item 8 and are included later in this report. See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2011 and 2010 are as follows (in millions, except per share amounts):

	2011				2010
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net sales	$1,956.6	$1,803.6	$1,488.2	$1,256.2	$1,326.6	$1,075.8	$1,079.9	$935.9
Gross profit	302.6	275.6	214.9	167.2	185.6	163.9	155.0	98.5
Net income (loss) from continuing operations attributable to common stockholders	(4.2)	36.9	0.9	5.0	(32.5)	(90.9)	(13.1)	(79.0)
Income (loss) from discontinued operations – net of tax	—	—	(0.6)	6.4	(8.2)	(3.4)	(2.2)	(1.5)
Gain (loss) on disposition of discontinued operations – net of tax	1.3	—	(0.8)	0.3	(4.6)	(1.5)	(25.0)	620.4
Net income (loss) attributable to Terex Corporation	(2.9)	36.9	(0.5)	11.7	(45.3)	(95.8)	(40.3)	539.9
Per share:
Basic
Net income (loss) from continuing operations attributable to common stockholders	$(0.04)	$0.34	$0.01	$0.05	$(0.30)	$(0.84)	$(0.12)	$(0.73)
Income (loss) from discontinued operations – net of tax	—	—	—	0.06	(0.08)	(0.03)	(0.02)	(0.01)
Gain (loss) on disposition of discontinued operations – net of tax	0.01	—	(0.01)	—	(0.04)	(0.01)	(0.23)	5.72
Net income (loss) attributable to Terex Corporation	(0.03)	0.34	—	0.11	(0.42)	(0.88)	(0.37)	4.98
Diluted
Net income (loss) from continuing operations attributable to common stockholders	$(0.04)	$0.33	$0.01	$0.04	$(0.3)	$(0.84)	$(0.12)	$(0.73)
Income (loss) from discontinued operations – net of tax	—	—	—	0.06	(0.08)	(0.03)	(0.02)	(0.01)
Gain (loss) on disposition of discontinued operations – net of tax	0.01	—	(0.01)	—	(0.04)	(0.01)	(0.23)	5.72
Net income (loss) attributable to Terex Corporation	(0.03)	0.33	—	0.10	(0.42)	(0.88)	(0.37)	4.98

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of December 31, 2011, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission .  Based on this assessment, the Company’s management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

In making its assessment of internal control over financial reporting as of December 31, 2011, management has excluded Demag Cranes AG and its consolidated subsidiaries (“Demag Cranes AG”) from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a purchase business combination during 2011. The Demag Cranes AG companies are majority-owned subsidiaries whose total revenue for the year ended December 31, 2011 represent approximately 9% of the Company’s consolidated total revenue for the same period and their assets represent approximately 15% of the Company’s consolidated assets as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As a result of the acquisition of Demag Cranes AG, there were changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Such changes included, interfacing the financial systems of Demag Cranes AG with our systems and implementing procedures to convert the financial results of Demag Cranes AG from International Financial Reporting Standards to U.S. Generally Accepted Accounting Principles. We are continuing to augment our existing controls to reflect the risks inherent in an acquisition of this magnitude and complexity.

Except as described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	826,193 (1)	$18.89	3,461,966
Equity compensation plans not approved by stockholders	—	—	—
Total	826,193 (1)	$18.89	3,461,966

(1)
This does not include 3,134,940 of restricted stock awards, which are also not included in the calculation of the weighted average exercise price of outstanding options, warrants and rights in column (b) of this table.

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

TEREX CORPORATION

By:	/s/ Ronald M. DeFeo	February 29, 2012
Ronald M. DeFeo
Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ronald M. DeFeo	Chairman, Chief Executive Officer,	February 29, 2012
Ronald M. DeFeo	and Director
(Principal Executive Officer)

/s/ Phillip C. Widman	Senior Vice President and Chief Financial	February 29, 2012
Phillip C. Widman	Officer
(Principal Financial Officer)

/s/ Mark I. Clair	Vice President, Controller and Chief	February 29, 2012
Mark I. Clair	Accounting Officer
(Principal Accounting Officer)

/s/ G. Chris Andersen	Lead Director	February 29, 2012
G. Chris Andersen

/s/ Paula H. J. Cholmondeley	Director	February 29, 2012
Paula H. J. Cholmondeley

/s/ Don DeFosset	Director	February 29, 2012
Don DeFosset

/s/ Thomas J. Hansen	Director	February 29, 2012
Thomas J. Hansen

/s/ David A. Sachs	Director	February 29, 2012
David A. Sachs

/s/ Oren G. Shaffer	Director	February 29, 2012
Oren G. Shaffer

/s/ David C. Wang	Director	February 29, 2012
David C. Wang

/s/ Scott W. Wine	Director	February 29, 2012
Scott W. Wine

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

3.5
Amended and Restated Bylaws of Terex Corporation (incorporated by reference to Exhibit 3.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 8, 2011 and filed with the Commission on December 13, 2011).

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

10.6
Form of Restricted Stock Agreement under the Terex Corporation 2000 Incentive Plan between Terex Corporation and participants of the 2000 Incentive Plan (incorporated by reference to Exhibit 10.4 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 1, 2005 and filed with the Commission on January 5, 2005).

10.7
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

10.9
Summary of material terms of non-CEO 2010 performance targets (incorporated by reference to the Form 8-K Current Report, Commission File No. 1-10702, dated March 3, 2010 and filed with the Commission on March 9, 2010).

10.10
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

10.13
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

10.15
Summary of material terms of Terex Corporation Outside Directors' Compensation Program (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated November 23, 2010 and filed with the Commission on November 30, 2010).

10.16
Terex Corporation Amended and Restated 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 12, 2011 and filed with the Commission on May 17, 2011).

10.17
Form of Restricted Stock Agreement (time based) under the Terex Corporation Amended and Restated 2009 Omnibus Incentive Plan between Terex Corporation and participants of the 2009 Omnibus Incentive Plan.*

10.18
Form of Restricted Stock Agreement (performance based) under the Terex Corporation Amended and Restated 2009 Omnibus Incentive Plan between Terex Corporation and participants of the 2009 Omnibus Incentive Plan.*

10.19
Amended and Restated Credit Agreement dated as of August 5, 2011, among Terex Corporation, certain of its subsidiaries, the Lenders named therein and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated August 5, 2011 and filed with the Commission August 10, 2011).

10.20
Guarantee and Collateral Agreement dated as of August 11, 2011, among Terex Corporation, certain of its subsidiaries, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated August 11, 2011 and filed with the Commission August 16, 2011).

10.21
Credit Facility Agreement dated November 18, 2010, among Demag Cranes AG, certain of its subsidiaries, the Lenders named therein and Unicredit Bank AG, London Branch, as Facility Agent (incorporated by reference to Exhibit 10.20 of the Form 10-Q for the quarter ended September 30, 2011 of Terex Corporation, Commission File No. 1-10702).

10.22
Waiver Letter dated June 16, 2011 amending the Credit Facility Agreement dated November 18, 2010, among Demag Cranes AG, certain of its subsidiaries, the Lenders named therein and Unicredit Bank AG, London Branch, as Facility Agent (incorporated by reference to Exhibit 10.21 of the Form 10-Q for the quarter ended September 30, 2011 of Terex Corporation, Commission File No. 1-10702).

10.23
Business Combination Agreement dated June 16, 2011, among Terex Corporation, Terex Industrial Holding AG and Demag Cranes AG (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated June 16, 2011 and filed with the Commission on June 21, 2011).

10.24
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

12	Calculation of Ratio of Earnings to Fixed Charges. *

21.1	Subsidiaries of Terex Corporation. *

23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP, Stamford, Connecticut. *

24.1	Power of Attorney. *

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes –Oxley Act of 2002. *

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

*	Exhibit filed with this document.
**	Exhibit furnished with this document.

TEREX CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

TEREX CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND 2010
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED December 31, 2011

FINANCIAL STATEMENT SCHEDULE

Schedule II – Valuation and Qualifying Accounts and Reserves	F-60

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions, or are not applicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Terex Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Terex Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Demag Cranes AG and its consolidated subsidiaries from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a purchase business combination during 2011. We have also excluded Demag Cranes AG and its consolidated subsidiaries from our audit of internal control over financial reporting. Demag Cranes AG and its consolidated subsidiaries are majority-owned subsidiaries of Terex Corporation whose total revenues and total assets represent approximately 9% and 15%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/PricewaterhouseCoopers LLP

Stamford, Connecticut
February 29, 2012

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data)

	Year Ended December 31,
	2011	2010	2009
Net sales	$6,504.6	$4,418.2	$3,858.4
Cost of goods sold	(5,544.3)	(3,815.3)	(3,561.4)
Gross profit	960.3	602.9	297.0
Selling, general and administrative expenses	(879.1)	(676.7)	(698.7)
Income (loss) from operations	81.2	(73.8)	(401.7)
Other income (expense)
Interest income	14.3	9.8	4.9
Interest expense	(134.9)	(145.4)	(119.4)
Loss on early extinguishment of debt	(7.7)	(1.4)	(3.3)
Amortization of debt issuance costs	(8.1)	(7.9)	(5.0)
Other income (expense) – net	139.7	(19.6)	0.7
Income (loss) from continuing operations before income taxes	84.5	(238.3)	(523.8)
(Provision for) benefit from income taxes	(50.4)	26.8	117.4
Income (loss) from continuing operations	34.1	(211.5)	(406.4)
Income (loss) from discontinued operations – net of tax	5.8	(15.3)	21.7
Gain (loss) on disposition of discontinued operations – net of tax	0.8	589.3	(12.6)
Net income (loss)	40.7	362.5	(397.3)
Net loss (income) attributable to noncontrolling interest	4.5	(4.0)	(1.1)
Net income (loss) attributable to Terex Corporation	$45.2	$358.5	$(398.4)
Amounts attributable to Terex Corporation common stockholders:
Income (loss) from continuing operations	$38.6	$(215.5)	$(407.5)
Income (loss) from discontinued operations – net of tax	5.8	(15.3)	21.7
Gain (loss) on disposition of discontinued operations – net of tax	0.8	589.3	(12.6)
Net income (loss) attributable to Terex Corporation	$45.2	$358.5	$(398.4)
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.35	$(1.98)	$(3.97)
Income (loss) from discontinued operations – net of tax	0.05	(0.14)	0.21
Gain (loss) on disposition of discontinued operations – net of tax	0.01	5.42	(0.12)
Net income (loss) attributable to Terex Corporation	$0.41	$3.30	$(3.88)
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.35	$(1.98)	$(3.97)
Income (loss) from discontinued operations – net of tax	0.05	(0.14)	0.21
Gain (loss) on disposition of discontinued operations – net of tax	0.01	5.42	(0.12)
Net income (loss) attributable to Terex Corporation	$0.41	$3.30	$(3.88)
Weighted average number of shares outstanding in per share calculation
Basic	109.5	108.7	102.6
Diluted	110.7	108.7	102.6

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except par value)

	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$774.1	$894.2
Investments in marketable securities	3.0	521.4
Trade receivables (net of allowance of $42.5 and $46.8 at December 31, 2011 and 2010, respectively)	1,178.1	782.5
Inventories	1,758.1	1,448.7
Deferred taxes	81.8	23.4
Other current assets	218.4	298.7
Total current assets	4,013.5	3,968.9
Non-current assets
Property, plant and equipment – net	835.5	573.5
Goodwill	1,258.8	492.9
Intangible assets – net	519.5	140.4
Deferred taxes	70.2	90.5
Other assets	353.2	250.2
Total assets	$7,050.7	$5,516.4

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$77.0	$346.8
Trade accounts payable	764.6	570.0
Accrued compensation and benefits	222.3	128.5
Accrued warranties and product liability	111.0	86.4
Customer advances	223.2	95.8
Income taxes payable	185.3	186.8
Other current liabilities	308.3	259.9
Total current liabilities	1,891.7	1,674.2
Non-current liabilities
Long-term debt, less current portion	2,223.4	1,339.5
Retirement plans	344.6	155.0
Other non-current liabilities	406.5	236.3
Total liabilities	4,866.2	3,405.0
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 121.9 and 121.2 shares at December 31, 2011 and 2010, respectively	1.2	1.2
Additional paid-in capital	1,271.8	1,264.2
Retained earnings	1,361.9	1,316.7
Accumulated other comprehensive (loss) income	(129.4)	100.4
Less cost of shares of common stock in treasury – 13.1 shares at December 31, 2011 and 2010	(599.1)	(599.3)
Total Terex Corporation stockholders’ equity	1,906.4	2,083.2
Noncontrolling interest	278.1	28.2
Total stockholders’ equity	2,184.5	2,111.4
Total liabilities and stockholders’ equity	$7,050.7	$5,516.4

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Non-controlling Interest	Total
Balance at December 31, 2008	94.0	$1.1	$1,046.2	$1,356.6	$(82.3)	$(599.9)	$22.2	$1,743.9
Net (Loss) Income	—	—	—	(398.4)	—	—	2.3	(396.1)
Other Comprehensive Income (Loss) – net of tax:
Translation adjustment	—	—	—	—	139.6	—	—	139.6
Pension liability adjustment	—	—	—	—	(18.7)	—	—	(18.7)
Derivative hedging adjustment	—	—	—	—	(2.6)	—	—	(2.6)
Comprehensive Loss								(277.8)
Issuance of Common Stock	13.3	0.1	186.5	—	—	—	—	186.6
Compensation under Stock-based Plans – net	—	—	(15.4)	—	—	1.4	—	(14.0)
Acquisition	—	—	—	—	—	—	9.7	9.7
Purchase of noncontrolling interest	—	—	1.2	—	—	—	(2.9)	(1.7)
Distributions to noncontrolling interest	—	—	—	—	—	—	(7.1)	(7.1)
Issuance of convertible debt – net of tax	—	—	35.0	—	—	—	—	35.0
Acquisition of Treasury Stock	—	—	—	—	—	(0.2)	—	(0.2)
Balance at December 31, 2009	107.3	1.2	1,253.5	958.2	36.0	(598.7)	24.2	1,674.4
Net Income	—	—	—	358.5	—	—	4.0	362.5
Other Comprehensive Income (Loss) – net of tax:
Translation adjustment	—	—	—	—	(65.9)	—	0.1	(65.8)
Pension liability adjustment	—	—	—	—	28.0	—	—	28.0
Derivative hedging adjustment	—	—	—	—	1.5	—	—	1.5
Debt and equity security adjustment	—	—	—	—	100.8	—	—	100.8
Comprehensive Income								427.0
Issuance of Common Stock	0.8	—	27.5	—	—	—	—	27.5
Compensation under Stock-based Plans – net	0.1	—	(3.8)	—	—	1.9	—	(1.9)
Acquisition	—	—	—	—	—	—	7.5	7.5
Divestiture	—	—	—	—	—	—	(3.6)	(3.6)
Purchase of noncontrolling interest	—	—	(13.0)	—	—	—	(0.6)	(13.6)
Distributions to noncontrolling interest	—	—	—	—	—	—	(3.4)	(3.4)
Acquisition of Treasury Stock	(0.1)	—	—	—	—	(2.5)	—	(2.5)
Balance at December 31, 2010	108.1	1.2	1,264.2	1,316.7	100.4	(599.3)	28.2	2,111.4
Net Income (Loss)	—	—	—	45.2	—	—	(4.5)	40.7
Other Comprehensive Income (Loss) – net of tax:
Translation adjustment	—	—	—	—	(104.9)	—	(0.9)	(105.8)
Pension liability adjustment	—	—	—	—	(23.5)	—	—	(23.5)
Derivative hedging adjustment	—	—	—	—	(1.5)	—	—	(1.5)
Debt and equity security adjustment	—	—	—	—	(99.9)	—	—	(99.9)
Comprehensive Loss								(190.0)
Issuance of Common Stock	0.7	—	26.5	—	—	—	—	26.5
Compensation under Stock-based Plans – net	0.1	—	(13.7)	—	—	2.6	—	(11.1)
Acquisition	—	—	—	—	—	—	258.3	258.3
Purchase of noncontrolling interest	—	—	(5.2)	—	—	—	(1.3)	(6.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1.7)	(1.7)
Acquisition of Treasury Stock	(0.1)	—	—	—	—	(2.4)	—	(2.4)
Balance at December 31, 2011	108.8	$1.2	$1,271.8	$1,361.9	$(129.4)	$(599.1)	$278.1	$2,184.5

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income (loss)	$40.7	$362.5	$(397.3)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Discontinued operations	(6.6)	(574.0)	(9.1)
Depreciation and amortization	126.6	104.8	93.4
Deferred taxes	(2.0)	108.0	(131.9)
Gain on sale of assets	(173.5)	(3.3)	(1.9)
Stock-based compensation expense	23.4	34.9	31.8
Other non-cash charges	96.4	101.8	91.5
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(181.2)	(215.1)	293.7
Inventories	(26.1)	(194.2)	448.3
Trade accounts payable	64.6	36.1	(392.8)
Income taxes payable / receivable	74.4	(143.6)	(63.1)
Other assets and liabilities	(56.3)	(213.6)	(64.1)
Other operating activities, net	38.7	(14.4)	60.9
Net cash provided by (used in) operating activities of continuing operations	19.1	(610.1)	(40.6)
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures	(79.1)	(55.0)	(50.4)
Acquisition of businesses, net of cash acquired	(1,035.2)	(12.8)	(9.8)
Investments in and advances to affiliates	—	(19.3)	—
Proceeds from disposition of discontinued operations	0.5	1,002.0	—
Investments in derivative securities	(16.1)	(21.1)	—
Proceeds from sale of assets	539.6	10.0	6.1
Other investing activities, net	(2.2)	—	—
Net cash (used in) provided by investing activities of continuing operations	(592.5)	903.8	(54.1)
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Principal repayments of debt	(444.2)	(365.5)	(685.0)
Proceeds from issuance of debt	926.7	73.9	1,114.3
Proceeds from issuance of common stock, net	—	—	156.3
Payment of debt issuance costs	(26.6)	(7.8)	(17.2)
Purchase of noncontrolling interest	(6.3)	(12.9)	(1.7)
Distributions to noncontrolling interest	—	(3.4)	(7.1)
Other financing activities, net	4.6	—	(0.8)
Net cash provided by (used in) financing activities of continuing operations	454.2	(315.7)	558.8
CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash (used in) provided by operating activities of discontinued operations	—	(53.1)	2.9
Net cash provided by (used in) investing activities of discontinued operations	—	0.1	(7.0)
Net cash used in financing activities of discontinued operations	—	—	(0.2)
Net cash used in discontinued operations	—	(53.0)	(4.3)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.9)	(2.0)	27.0
Net (Decrease) Increase in Cash and Cash Equivalents	(120.1)	(77.0)	486.8
Cash and Cash Equivalents at Beginning of Period	894.2	971.2	484.4
Cash and Cash Equivalents at End of Period	$774.1	$894.2	$971.2

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
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

On August 16, 2011, the Company acquired a majority interest in the shares of Demag Cranes AG. The results of Demag Cranes AG and its consolidated subsidiaries (“Demag Cranes AG”) comprise the Material Handling & Port Solutions (“MHPS”) segment since the date of acquisition. See Note I - “Acquisitions.”

Reclassification.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.  Effective July 1, 2011, the Company’s bridge inspection equipment, which was formerly included in the Construction segment, is now included in the Aerial Work Platforms (“AWP”) segment.  The Company has changed the presentation of its Consolidated Statement of Cash Flows. Income tax receivables have been netted against income taxes payable. Certain borrowings and repayments of debt have been reported on a gross basis; these cash flows were reported on a net basis previously. The Company has reclassified the impact of certain non-cash items on Trade receivables and Inventories and has also combined certain line items within the operating activities section of the Consolidated Statement of Cash Flows. The Company believes that these changes provide a clearer presentation of the Company’s cash flows. On February 19, 2010, the Company completed the disposition of its Mining business to Bucyrus International, Inc. (“Bucyrus”).  The results of the Mining business were consolidated within the former Materials Processing & Mining Segment.  On December 31, 2009, the Company sold the assets of its construction trailer business.  The results of this business were formerly consolidated within the AWP segment.  In March 2010, the Company sold the assets of its Powertrain pumps business and gears business.  The results of these businesses were formerly consolidated within the Construction segment.  On March 10, 2010, the Company entered into a definitive agreement to sell all of its Atlas heavy construction equipment and knuckle-boom cranes businesses (collectively, “Atlas”) to Atlas Maschinen GmbH (“Atlas Maschinen”).  The results of these businesses were formerly consolidated within the Construction and Cranes segments, respectively.  The Company completed the portion of this transaction related to the operations in Germany on April 15, 2010 and the operations in the United Kingdom on August 11, 2010.  Due to the divestiture of these businesses, the reporting of these businesses has been included in discontinued operations for all periods presented.  See Note D – “Discontinued Operations” for further information on the sales of these businesses.

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

Cash and Cash Equivalents.  Cash equivalents consist of highly liquid investments with original maturities of three months or less.  The carrying amount of cash and cash equivalents approximates their fair value.  Cash and cash equivalents at December 31, 2011 and 2010 include $14.2 million and $16.3 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Inventories.  Inventories are stated at the lower of cost or market (“LCM”) value. Cost is determined principally by the average cost method and the first-in, first-out (“FIFO”) (approximately 58% and 42% , respectively).  In valuing inventory, the Company is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market.  These assumptions require the Company to analyze the aging of and forecasted demand for its inventory, forecast future products sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory.  Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with the Company’s customers for future orders, including their plans for expenditures, and market trends for similar products.  The Company’s judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage.  The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers.  This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines.  While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved.  Future events that could significantly influence the Company’s judgment and related estimates include general economic conditions in markets where the Company’s products are sold, new equipment price fluctuations, actions of the Company’s competitors, including the introduction of new products and technological advances, as well as new products and design changes the Company introduces.  The Company makes adjustments to its inventory reserve based on the identification of specific situations and increases its inventory reserves accordingly.  As further changes in future economic or industry conditions occur, the Company will revise the estimates that were used to calculate its inventory reserves.  At December 31, 2011 and 2010, reserves for LCM, excess and obsolete inventory totaled $120.1 million and $106.7 million, respectively.

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

Debt Issuance Costs.  Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt.  Capitalized debt issuance costs related to debt that is extinguished early are charged to expense at the time of retirement. Debt issuance costs were $42.7 million and $25.8 million (net of accumulated amortization of $11.9 million and $12.8 million) at December 31, 2011 and 2010, respectively.

Intangible Assets.  Intangible assets include purchased patents, trademarks, customer relationships and other specifically identifiable assets and are amortized on a straight-line basis over the respective estimated useful lives, which range from one to forty-five years.  Intangible assets are reviewed for impairment when circumstances warrant.

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

Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which discrete financial information with similar economic characteristics is available and the operating results are regularly reviewed by the Company’s management.  The AWP, Construction, Cranes and MP operating segments plus the Material Handling business (including services) and Port Technology business of MHPS, comprise the six reporting units for goodwill impairment testing purposes.

The Company adopted Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350),” (“ASU 2011-08”) at the beginning of its fourth quarter of 2011 on a prospective basis. See “Recent Accounting Pronouncements” below. ASU 2011-08 allows us to first assess, qualitatively, whether it is necessary to perform the quantitative two-step goodwill impairment test as described below. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment process is required. We have the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the quantitative goodwill impairment test.

The quantitative goodwill impairment analysis is a two-step process.  The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  The Company uses an income approach derived from a discounted cash flow model to estimate the fair value of its reporting units.  The aggregate fair value of the Company’s reporting units is compared to the Company’s market capitalization on the valuation date to assess its reasonableness.  The initial recognition of goodwill, as well as the annual review of the carrying value of goodwill, requires that the Company develop estimates of future business performance.  These estimates are used to derive expected cash flow and include assumptions regarding future sales levels and the level of working capital needed to support a given business.  The Company relies on data developed by business segment management as well as macroeconomic data in making these calculations. The discounted cash flow model also includes a determination of the Company’s weighted average cost of capital.  The cost of capital is based on assumptions about interest rates as well as a risk-adjusted rate of return required by the Company’s equity investors.  Changes in these estimates can impact the present value of the expected cash flow that is used in determining the fair value of acquired intangible assets as well as the overall expected value of a given business.

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

There were no indicators of goodwill impairment in the tests performed as of October 1, 2011, 2010 and 2009. See Note J – “Goodwill and Intangible Assets” in the Notes to the Consolidated Financial Statements.

Property, Plant and Equipment.  Property, plant and equipment are stated at cost.  Expenditures for major renewals and improvements are capitalized while expenditures for maintenance and repairs not expected to extend the life of an asset beyond its normal useful life are charged to expense when incurred.  Plant and equipment are depreciated over the estimated useful lives (1-40 years and 2-20 years, respectively) of the assets under the straight-line method of depreciation for financial reporting purposes and both straight-line and other methods for tax purposes.

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if fair value based on the estimated future undiscounted cash flows are less than the carrying value.  Future cash flow projections include assumptions for future sales levels and the level of working capital needed to support each business.  The Company uses data developed by business segment management as well as macroeconomic data in making these calculations.  The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset.  The Company recognized asset impairments of $18.8 million, $11.4 million and $4.8 million for the years ended December 31, 2011, 2010 and 2009, respectively, of which, $8.8 million, $9.3 million and $1.5 million, respectively, were recognized as part of restructuring costs.  See Note L – “Restructuring and Other Charges.”

Accounts Receivable and Allowance for Doubtful Accounts.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical customer review and current financial conditions.  The Company reviews its allowance for doubtful accounts at least quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectibility.  All other balances are reviewed on a pooled basis by type of receivable.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  There can be no assurance that the Company’s historical accounts receivable collection experience will be indicative of future results.  The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note Q - “Litigation and Contingencies.”  Substantially all receivables were trade receivables at December 31, 2011 and 2010.

Revenue Recognition.  Revenue and related costs are generally recorded when products are shipped and invoiced to either independently owned and operated dealers or to customers.  Shipping and handling charges are recorded in Cost of goods sold.

Revenue generated in the United States is recognized when title and risk of loss pass from the Company to its customers which generally occurs upon shipment depending upon the shipping terms negotiated.  The Company also has a policy which requires it to meet certain criteria in order to recognize revenue, including satisfaction of the following requirements:

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2009	$126.2
Accruals for warranties issued during the period	74.5
Business acquired during the period	—
Changes in estimates	0.1
Settlements during the year	(92.8)
Foreign exchange effect/other	(5.0)
Balance as of December 31, 2010	103.0
Accruals for warranties issued during the period	74.9
Business acquired during the period	24.7
Changes in estimates	11.5
Settlements during the year	(76.5)
Foreign exchange effect/other	(3.5)
Balance as of December 31, 2011	$134.1

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

Defined Benefit Pension and Other Postretirement Benefits.  The Company provides postretirement benefits to certain former salaried and hourly employees and certain hourly employees covered by bargaining unit contracts that provide such benefits.  The Company accounts for these benefits under ASC 715, “Compensation-Retirement Benefits” (“ASC 715”).  ASC 715 requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans.  Under ASC 715, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost.  See Note O – “Retirement Plans and Other Benefits.”

Deferred Compensation.  The Company maintains a Deferred Compensation Plan, which is described more fully in Note O - “Retirement Plans and Other Benefits.”  The Company’s common stock, par value $0.01 per share (“Common Stock”) held in a rabbi trust pursuant to the Company’s Deferred Compensation Plan, is treated in a manner similar to treasury stock and is recorded at cost within Stockholders’ equity as of December 31, 2011 and 2010.  The plan obligations for participant deferrals in the Company’s Common Stock are classified as Additional paid-in capital within Stockholders’ equity.  The total of the Company’s Common Stock required to settle this deferred compensation obligation is included in the denominator in both basic and diluted earnings per share calculations.

Stock-Based Compensation.  At December 31, 2011, the Company had stock-based employee compensation plans, which are described more fully in Note P - “Stockholders’ Equity.”  The Company accounts for those plans under the recognition and measurement principles of ASC 718, “Compensation–Stock Compensation” (“ASC 718”).  ASC 718 requires that expense resulting from all share-based payment transactions be recognized in the financial statements at fair value.

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

Environmental Policies.  Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure.  Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed.  Liabilities are recorded when environmental assessments and/or remedial actions are probable and the costs can be reasonably estimated.  Such amounts were not material at December 31, 2011 and 2010.

Research and Development Costs.  Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in Selling, general and administrative expenses.  Research and development costs were $73.7 million, $59.9 million and $58.9 million during 2011, 2010 and 2009, respectively.

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

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of ASC 820, “Fair Value Measurement and Disclosure” (“ASC 820”) include interest rate swap and foreign currency forward contracts discussed in Note K - “Derivative Financial Instruments.”  These contracts are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

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

Recent Accounting Pronouncements.  In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amended Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate consideration to each unit of accounting.  In an arrangement with multiple deliverables, the delivered item(s) shall be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis.  Items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

Arrangement consideration shall be allocated at the inception of the arrangement to all deliverables based on their relative selling price, except under certain circumstances such as items recorded at fair value and items not contingent upon delivery of additional items or meeting other specified performance conditions.  The selling price for each deliverable shall be determined using vendor specific objective evidence (“VSOE”) of selling price, if it exists, otherwise third-party evidence of selling price.  If neither VSOE nor third-party evidence exists for a deliverable, then the vendor shall use its best estimate of the selling price for that deliverable.  This guidance eliminates use of the residual value method for determining allocation of arrangement consideration and it allows for use of an entity’s best estimate to determine selling price if VSOE and third-party evidence cannot be determined.  It also requires additional disclosures such as: nature of the arrangement, certain provisions within the arrangement, significant factors used to determine selling prices and timing of revenue recognition related to the arrangement.  This guidance was effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted.  Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”).  This amendment requires new disclosures, including reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements.  It also clarified guidance related to determining appropriate classes of assets and liabilities and information to be provided for valuation techniques used to measure fair value.  This guidance with respect to Level 3 fair value measurements was effective for the Company in its interim and annual reporting periods beginning after December 15, 2010.  Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this update clarify the acquisition date that should be used for reporting pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve usefulness of the pro forma revenue and earnings disclosures by requiring description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update were effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which amended ASC 820, “Fair Value Measurements and Disclosures.” This guidance addresses efforts to achieve convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This guidance was effective for the Company in its interim and annual reporting periods beginning after December 15, 2011. Adoption of this guidance is not expected to have a significant impact on the determination or reporting of the Company’s financial results.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” (“ASU-2011-12”). ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 and 2011-12 were effective for the Company on January 1, 2012. Since the provisions of ASU 2011-05 and 2011-12 are presentation related only, adoption of ASU 2011-05 and 2011-12 will not have a significant impact on the determination or reporting of the Company’s financial results.

In September 2011, the FASB issued ASU 2011-08. ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. The Company elected to early adopt this accounting guidance at the beginning of its fourth quarter of 2011 on a prospective basis for goodwill impairment tests. Adoption of this standard did not have a significant impact on the determination or reporting of the Company’s financial results.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. Adoption of this guidance is not expected to have a significant impact on the determination or reporting of the Company’s financial results.
NOTE B – BUSINESS SEGMENT INFORMATION

Terex is a diversified global equipment manufacturer of a variety of capital goods machinery products. The Company is focused on delivering reliable, customer-driven solutions for a wide range of commercial applications, including the construction, infrastructure, quarrying, mining, manufacturing, shipping, transportation, refining, energy and utility industries. The Company operates in five reportable segments: (i) AWP; (ii) Construction; (iii) Cranes; (iv) MHPS; and (v) Materials Processing (“MP”).

The AWP segment designs, manufactures, refurbishes, services and markets aerial work platform equipment, telehandlers, light towers, bridge inspection equipment and utility equipment as well as their related replacement parts and components. Customers use these products to construct and maintain industrial, commercial and residential buildings and facilities, construct and maintain utility and telecommunication lines, trim trees, in construction and foundation drilling applications and for other commercial operations, as well as in a wide range of infrastructure projects. Effective July 1, 2011, the Company’s bridge inspection equipment, which was formerly included in the Construction segment, is now included in the AWP segment.

The Construction segment designs, manufactures and markets heavy and compact construction equipment, as well as roadbuilding equipment, including asphalt and concrete equipment and landfill compactors, as well as their related replacement parts and components. Customers use these products in construction and infrastructure projects, in building roads and bridges, in quarrying and mining operations and for material handling applications.

The Cranes segment designs, manufactures, services and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, lattice boom truck cranes, truck-mounted cranes (boom trucks) and specialized port and rail equipment, including straddle and sprinter carriers, gantry cranes, ship-to-shore cranes, reach stackers, empty container handlers, full container handlers and general cargo lift trucks and forklifts, as well as their related replacement parts and components. Cranes products are used primarily for construction, repair and maintenance of commercial buildings, manufacturing facilities and infrastructure and material handling at port and railway facilities. The Company acquired the port equipment businesses of Reggiane Cranes and Plants S.p.A. and Noell Crane Holding GmbH (collectively, “Terex Port Equipment” or the “Port Equipment Business”) on July 23, 2009.  The results of the Port Equipment Business are included in the Cranes segment from its date of acquisition.

The MHPS segment designs, manufactures, refurbishes, services and markets industrial cranes, including standard cranes, process cranes, rope and chain hoists, electric motors, light crane systems and crane components and port equipment such as mobile harbor cranes, automated stacking cranes, automated guided vehicles as well as terminal automation technology, including software. The segment operates an extensive global sales and service network. Customers use these products for material handling at manufacturing and port facilities. This segment information is included from August 16, 2011, the date of acquisition of a majority interest in the shares of Demag Cranes AG. See Note I - “Acquisitions.”

The MP segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders, chippers and related components and replacement parts. Construction, quarrying, mining, recycling, landscaping and government customers use MP products in construction, recycling, landscaping and infrastructure projects, as well as in various quarrying and mining applications.

The Company assists customers in their rental, leasing and acquisition of its products through Terex Financial Services (“TFS”). TFS utilizes its equipment and financial leasing experience to provide a variety of financing solutions to the Company’s customers when they purchase equipment manufactured by the Company.

The Company has no customers that accounted for more than 10% of consolidated sales in 2011.  The results of businesses acquired during 2011, 2010 and 2009 are included from the dates of their respective acquisitions.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items. Business segment information is presented below (in millions):

	Year Ended December 31,
	2011	2010	2009
Net Sales
AWP	$1,750.0	$1,076.3	$845.3
Construction	1,505.6	1,081.2	832.9
Cranes	1,999.7	1,780.6	1,890.9
MHPS	617.0	—	—
MP	682.8	533.1	353.6
Corporate and Other / Eliminations	(50.5)	(53.0)	(64.3)
Total	$6,504.6	$4,418.2	$3,858.4
Income (loss) from Operations
AWP	$86.3	$2.8	$(154.7)
Construction	(18.4)	(52.0)	(243.4)
Cranes	(19.8)	33.5	103.6
MHPS	(19.2)	—	—
MP	59.5	24.5	(49.3)
Corporate and Other / Eliminations *	(7.2)	(82.6)	(57.9)
Total	$81.2	$(73.8)	$(401.7)
Depreciation and Amortization
AWP	$17.7	$18.1	$17.9
Construction	25.5	28.4	29.6
Cranes	41.4	37.9	29.0
MHPS	21.3	—	—
MP	5.8	5.7	5.7
Corporate	14.9	14.7	11.2
Total	$126.6	$104.8	$93.4
Capital Expenditures
AWP	$14.9	$19.4	$6.8
Construction	17.5	9.7	5.5
Cranes	13.6	13.5	10.9
MHPS	16.6	—	—
MP	2.6	2.6	7.2
Corporate	13.9	9.8	20.0
Total	$79.1	$55.0	$50.4
* Corporate cost allocation method to segments increased in 2011.

	December 31,
	2011	2010
Identifiable Assets
AWP	$1,039.5	$837.2
Construction	1,232.3	1,186.8
Cranes	2,137.8	2,227.8
MHPS	2,204.0	—
MP	928.7	913.2
Corporate and Other / Eliminations	(491.6)	351.4
Total	$7,050.7	$5,516.4

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

Geographic segment information is presented below (in millions):

	Year Ended December 31,
	2011	2010	2009
Net Sales
United States	$1,858.3	$1,191.8	$1,008.3
United Kingdom	288.6	203.6	246.9
Germany	582.5	313.3	337.4
Other European countries	1,320.3	891.3	937.8
All other	2,454.9	1,818.2	1,328.0
Total	$6,504.6	$4,418.2	$3,858.4

	December 31,
	2011	2010
Long-lived Assets
United States	$184.5	$167.1
United Kingdom	36.7	38.8
Germany	313.3	127.4
Other European countries	124.2	114.4
All other	176.8	125.8
Total	$835.5	$573.5

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.  Long-lived assets consist of net fixed assets, which can be attributed to the specific geographic regions.

NOTE C – INCOME TAXES

The components of income (loss) from continuing operations before income taxes are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
United States	$159.1	$(159.0)	$(316.2)
Foreign	(74.6)	(79.3)	(207.6)
Income (loss) from continuing operations before income taxes	$84.5	$(238.3)	$(523.8)

Income (loss) before income taxes including Income (loss) from discontinued operations and Gain (loss) from disposition of discontinued operations attributable to the Company was $83.7 million, $584.7 million and $(454.7) million for the years ended December 31, 2011, 2010 and 2009, respectively.

The major components of the Company’s provision for (benefit from) income taxes on continuing operations before income taxes are summarized below (in millions):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$22.8	$(144.1)	$(3.6)
State	1.5	(0.8)	(0.5)
Foreign	28.1	10.1	18.6
Current income tax provision (benefit)	52.4	(134.8)	14.5
Deferred:
Federal	3.9	91.4	(97.3)
State	5.6	(2.3)	(1.5)
Foreign	(11.5)	18.9	(33.1)
Deferred income tax (benefit) provision	(2.0)	108.0	(131.9)
Total provision for (benefit from) income taxes	$50.4	$(26.8)	$(117.4)

Included in the total benefit from income taxes for the year ended December 31, 2010 was expense of $15.5 million related to foreign exchange gain included in other comprehensive income.  Including discontinued operations and disposition of discontinued operations, the total (benefit from) provision for income taxes was $43.0 million, $222.2 million and $(57.5) million for the years ended December 31, 2011, 2010 and 2009, respectively.

Deferred tax assets and liabilities result from differences in the bases of assets and liabilities for tax and financial statement purposes.  The tax effects of the basis differences and net operating loss carry forwards as of December 31, 2011 and 2010 for continuing operations are summarized below for major balance sheet captions (in millions):

	2011	2010
Property, plant and equipment	$(67.7)	$(42.4)
Intangibles	(152.4)	(41.6)
Trade receivables	9.8	8.0
Inventories	49.6	33.8
Accrued warranties and product liability	21.6	16.3
Net operating loss carry forwards	198.4	215.9
Retirement plans and other	57.0	38.7
Accrued compensation and benefits	23.7	23.0
Investments	(43.4)	(67.3)
Credits	26.3	28.3
Other	27.0	(5.4)
Deferred tax assets valuation allowance	(183.3)	(157.6)
Net deferred tax assets (liabilities)	$(33.4)	$49.7

Deferred tax assets for continuing operations total $335.2 million before valuation allowances of $183.3 million at December 31, 2011.  Total deferred tax liabilities for continuing operations of $185.3 million include $18.5 million in current liabilities and $166.8 million in non-current liabilities on the Consolidated Balance Sheet at December 31, 2011.  Included in net deferred tax assets for continuing operations are income taxes paid on intercompany transactions of $16.9 million and $7.8 million as of December 31, 2011 and 2010, respectively.  There were no deferred tax assets for discontinued operations as of December 31, 2011 and 2010.

The Company conducts business globally and the Company and its subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions, as required. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Germany, Italy, the United Kingdom and the U.S. Various entities of the Company are currently under audit in Germany, Italy, the U.S. and elsewhere. With few exceptions, including net operating loss carry forwards in the U.S. and certain subsidiaries in Germany that are under audit, the statute of limitations for the Company and its subsidiaries has, as a practical matter expired for tax years prior to 2007. The Company assesses uncertain tax positions for recognition, measurement and effective settlement. Where the Company has determined that its tax return filing position does not satisfy the more likely than not recognition threshold of ASC 740, “Income Taxes,” it has recorded no tax benefits. Where the Company has determined that its tax return filing positions are more likely than not to be sustained, the Company has measured and recorded the largest amount of tax benefit greater than 50% likely to be realized.

The following table summarizes the activity related to the Company’s total (including discontinued operations) unrecognized tax benefits (in millions):

Balance as of January 1, 2009	$115.9
Additions for current year tax positions	33.6
Additions for prior year tax positions	148.6
Reductions for prior year tax positions	(117.1)
Reductions for tax positions related to current year	(26.1)
Reductions related to expiration of statute of limitations	(6.4)
Settlements	(2.8)
Acquired balances	5.4
Balance as of December 31, 2009	151.1
Additions for current year tax positions	3.4
Additions for prior year tax positions	20.7
Reductions for prior year tax positions	(7.0)
Reductions for tax positions related to current year	(1.2)
Reductions related to expiration of statute of limitations	(1.3)
Settlements	(25.3)
Acquired balances	1.3
Balance as of December 31, 2010	141.7
Additions for current year tax positions	0.7
Additions for prior year tax positions	15.2
Reductions for prior year tax positions	(10.5)
Reductions for tax positions related to current year	—
Reductions related to expiration of statute of limitations	(3.3)
Settlements	(14.8)
Acquired balances	31.1
Balance as of December 31, 2011	$160.1

The Company evaluates each reporting period whether it is reasonably possible that material changes to its uncertain tax position liability could occur in the next twelve months.  It is hard to predict which uncertain tax positions, if any, may be challenged by tax authorities. The timing and impact of income tax audits and their resolution is highly uncertain.  New laws and judicial decisions can change assessments concerning technical merit and measurement.  It is not possible to determine with any degree of accuracy the amounts or periods in which changes to reserves for uncertain tax positions will occur.  Changes may occur as a result of uncertain tax positions being considered effectively settled, re-measured, paid, as the result of a change in the accounting rules, tax law or judicial decision, or due to the expiration of the relevant statute of limitations.  The Company believes it is reasonably possible that the total amount of unrecognized tax benefits disclosed as of December 31, 2011 may decrease approximately $28 million in the fiscal year ending December 31, 2012. Such possible decrease relates primarily to audit settlements for valuation, transfer pricing, deductibility issues and the expiration of statutes of limitation.

The Company evaluates the net realizable value of its deferred tax assets each reporting period. The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards. Historical information is supplemented by currently available information about future tax years. Realization requires sufficient taxable income to use deferred tax assets. The Company records a valuation allowance for each deferred tax asset for which realization is not assessed as more likely than not. In particular, the assessment by the Company that deferred tax assets will be realized considered available evidence including: (i) estimates of future taxable income generated from various sources, including the continued recovery of operations in the U.S. and the United Kingdom and anticipated future recovery in Brazil, (ii) the reversal of taxable temporary differences, (iii) increased profitability due to cost reductions in recent years, (iv) the anticipated combination of certain businesses in the United Kingdom in the future, which were weighed against losses in the U.S. and the United Kingdom in late 2008 through 2010 and 2011 losses in Brazil. If the current estimates of future taxable income are not realized or future estimates of taxable income are reduced, then the assessment regarding the realization of deferred tax assets in certain jurisdictions, including the U.S., Brazil and the United Kingdom, could change and have a material impact on the statement of income.  In 2010, the Company recorded a valuation allowance for its Italian operations due to changes in the expectation of future taxable income.  The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $183.3 million and $157.6 million, respectively.  The net change in the total valuation allowance for the years ended December 31, 2011 and 2010 was an increase of $25.7 million and $23.0 million, respectively.

The Company’s Provision for (benefit from) income taxes is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s Income (loss) from continuing operations before income taxes.  The reasons for the difference are summarized as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Tax at statutory federal income tax rate	$29.6	$(83.4)	$(183.3)
State taxes (net of Federal benefit)	4.3	(9.0)	(9.0)
Change in valuation allowance	18.1	35.1	29.4
Foreign tax differential on income/losses of foreign subsidiaries	(7.1)	7.6	17.1
Non-deductible goodwill charges	—	—	0.2
U.S. tax on multi-national operations	(0.1)	0.2	24.8
Change in foreign statutory rates	4.9	2.5	(3.6)
U.S. manufacturing and export incentives	(1.7)	6.4	—
Tax on foreign exchange amounts reported in accumulated other comprehensive income	—	15.5	—
Other	2.4	(1.7)	7.0
Total (benefit from) provision for income taxes	$50.4	$(26.8)	$(117.4)

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

Except for the U.S. subsidiaries of Demag Cranes AG, the Company does not provide for foreign income and withholding, U.S. Federal, or state income taxes or tax benefits on its investment in foreign subsidiaries because the related financial reporting basis over the tax basis of those investments is indefinitely reinvested. At December 31, 2011, the Company’s financial reporting basis in its foreign subsidiaries exceeded its tax basis by approximately $800 million.  The Company reviews its plan to indefinitely reinvest on a quarterly basis.  In making its decision to indefinitely reinvest, the Company evaluates its plans of reinvestment, its ability to control repatriation, and the need, if any, to repatriate funds to support U.S. operations.  If the assessment of the Company with respect to earnings of foreign subsidiaries changes, deferred U.S. income taxes, foreign income taxes, and foreign withholding taxes may have to be accrued.  The Company records deferred tax assets and liabilities on the temporary differences between the financial statement basis and the tax basis in the investment in subsidiaries when such deferred taxes are required to be recognized.  Where appropriate, the Company does not accrue deferred income taxes on the temporary difference between book and tax basis in domestic subsidiaries.  At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the investment in subsidiaries is not practical.

At December 31, 2011, the Company had domestic federal net operating loss carry forwards of $15.4 million.  None of the remaining U.S. federal net operating loss carry forwards expire before 2017.  The Company also has various state net operating loss carry forwards available to reduce future state taxable income and income taxes.  These net operating loss carry forwards expire at various dates through 2031.

In addition, at December 31, 2011, the Company’s foreign subsidiaries had approximately $747 million of loss carry forwards, consisting of $208 million in Germany, $171 million in the United Kingdom, $186 million in Italy, $43 million in China, $41 million in Spain and $98 million in other countries, which are available to offset future foreign taxable income.  The majority of these foreign tax loss carry forwards are available without expiration.

The Company had total net income tax (refunds) payments including discontinued operations of $(36.3) million, $47.5 million and $23.2 million in 2011, 2010 and 2009, respectively.  At December 31, 2011 and 2010, Other current assets included net income tax receivable amounts of $27.1 million and $132.0 million respectively.  The 2010 balance in Other current assets included a $105.2 million U.S. income tax refund claim that was received in January 2011.

As of December 31, 2011 and 2010, the Company had $160.1 million and $141.7 million, respectively, of unrecognized tax benefits.  Of the $160.1 million at December 31, 2011, $144.3 million, if recognized, would affect the effective tax rate.  The Company classifies interest and penalties associated with uncertain tax positions as income tax expense.  As of December 31, 2011 and 2010, the liability for potential penalties and interest was $19.2 million and $25.5 million, respectively.  During the years ended December 31, 2011 and 2010, the Company recognized tax (benefit) expense of $(6.3) million and $9.2 million, respectively, for interest and penalties.

With the exception of goodwill, the Company recorded deferred taxes on differences between the book and tax bases of Demag Cranes AG assets and liabilities acquired. In general, acquired goodwill in a non-taxable business combination is not amortized and not deductible for tax purposes. The Company is evaluating whether deferred income taxes should be provided for either undistributed earnings or temporary differences related to the investment in Demag Cranes AG companies that existed on August 16, 2011. Based on the Company’s current assessment, it believes, with the exception of the Demag Cranes AG investment in its U.S. subsidiaries, that such amounts remain indefinitely reinvested and that deferred taxes do not need to be provided. The Company has determined that the temporary difference related to the Demag Cranes AG investment in its U.S. subsidiaries is no longer indefinitely reinvested.  As a result, a deferred tax liability of $39.0 million has been recognized.

NOTE D – DISCONTINUED OPERATIONS

On February 19, 2010, the Company completed the disposition of its Mining business to Bucyrus and received approximately $1 billion in cash and approximately 5.8 million shares of Bucyrus common stock.  Following this transaction, the Company invested in its current businesses and focused on products and services where it can maintain and build a strong market presence.  The products divested by the Company in the transaction included hydraulic mining excavators, high capacity surface mining trucks, track and rotary blasthole drills, drill tools and highwall mining equipment, as well as the related parts and aftermarket service businesses, including the Company-owned distribution locations.  The Company recorded a cumulative gain on the sale of its Mining business of approximately $607 million, net of tax through December 31, 2011.  The Company is involved in a dispute with Bucyrus regarding the calculation of the value of the net assets of the Mining business.  Bucyrus has provided the Company with their calculation of the net asset value of the Mining business, which seeks a payment of approximately $149 million from the Company to Bucyrus.  The Company believes that the Bucyrus calculation of the net asset value is incorrect and not in accordance with the terms of the definitive agreement.  The Company has objected to Bucyrus’ calculation and has provided Bucyrus with its calculation of the net asset value, which does not require any payment from the Company to Bucyrus.  The Company initiated a court proceeding on October 29, 2010 in the Supreme Court of the State of New York, County of New York, to enforce and protect its rights under the definitive agreement for the Mining business sale.  The process for calculating the value of the net assets of the Mining business is pending the final adjudication of this court proceeding.

The Company believes its calculation of the net asset value, not requiring any payment from the Company to Bucyrus, is correct. Therefore, the Company has not included the effects of the Bucyrus claim in the determination of the gain recognized in connection with the sale. While the Company believes Bucyrus’ position is without merit and it is vigorously opposing it, no assurance can be given as to the final resolution of this dispute or that the Company will not ultimately be required to make a substantial payment to Bucyrus.

During the year ended December 31, 2011, the Company sold approximately 5.8 million shares of Bucyrus common stock for net proceeds of $531.8 million, resulting in a gain of $167.8 million, which was recorded in Other income (expense) in the Consolidated Statement of Income. As of December 31, 2011, the Company had no shares of Bucyrus stock remaining.

On December 31, 2009, the Company completed the sale of substantially all of the assets used in its construction trailer operations, which was formerly part of the AWP segment. The total purchase price received at closing was approximately $3 million.

In March 2010, the Company sold the assets of its Powertrain gears business and pumps business, which were formerly part of the Construction segment.  Total proceeds on the sale of these businesses were approximately $2 million.

On March 10, 2010, the Company entered into an agreement to sell all of its Atlas business to Atlas Maschinen.  Fil Filipov, a former Terex executive and the father of Steve Filipov, the Company’s President, Developing Markets and Strategic Accounts, is the Chairman of Atlas Maschinen.  The Atlas product lines divested in the transaction included crawler, wheel and rail excavators, knuckle-boom truck loader cranes and Terex ® Atlas branded material handlers.  The transaction also includes the Terex Atlas UK distribution business for truck loader cranes in the United Kingdom and the Terex minority ownership position in an Atlas Chinese joint venture.  The Atlas business was previously reported in the Construction segment, with the exception of the knuckle-boom truck loader cranes business, which was reported in the Cranes segment.  On April 15, 2010, the Company completed the portion of this transaction related to the Atlas operations in Germany and completed the portion of the transaction related to the operations in the United Kingdom on August 11, 2010.  The Company recorded a cumulative loss on the sale of Atlas of approximately $17 million, net of tax, through December 31, 2011.

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statement of Income (in millions):

	Year Ended December 31,
	2011	2010	2009
Net sales	$—	$157.7	$1,346.6

(Loss) income from discontinued operations before income taxes	$(0.1)	$(9.7)	$88.6
(Provision for) benefit from income taxes	5.9	(5.6)	(66.9)
Income (loss) from discontinued operations – net of tax	$5.8	$(15.3)	$21.7

(Loss) gain on disposition of discontinued operations	$(0.7)	$832.7	$(19.5)
Benefit from (provision for) income taxes	1.5	(243.4)	6.9
Gain (loss) on disposition of discontinued operations – net of tax	$0.8	$589.3	$(12.6)

During the year ended December 31, 2011, a tax benefit of $5.9 million was recognized in discontinued operations for the effective settlement and re-measurement of certain Australian uncertain tax positions of the Mining business in relation to 2008 and prior years. During the year ended December 31, 2011, the Company recorded a $0.8 million gain on the sale of its Mining business. No assets and liabilities were remaining in discontinued operations entities in the Consolidated Balance Sheet as of December 31, 2011 and 2010.

The following table provides the amounts of cash and cash equivalents presented in the Consolidated Statement of Cash Flows as of December 31 (in millions):

	2011	2010	2009
Cash and cash equivalents:
Cash and cash equivalents – continuing operations	$774.1	$894.2	$929.5
Cash and cash equivalents – discontinued operations	—	—	41.7
Total cash and cash equivalents	$774.1	$894.2	$971.2

NOTE E – EARNINGS PER SHARE

	For the year ended December 31,
	(in millions, except per share data)
	2011	2010	2009
Income (loss) from continuing operations attributable to Terex Corporation common stockholders	$38.6	$(215.5)	$(407.5)
Income (loss) from discontinued operations-net of tax	5.8	(15.3)	21.7
Gain (loss) on disposition of discontinued operations-net of tax	0.8	589.3	(12.6)
Net income (loss) attributable to Terex Corporation	$45.2	$358.5	$(398.4)
Basic shares:
Weighted average shares outstanding	109.5	108.7	102.6
Earnings per share - basic:
Income (loss) from continuing operations	$0.35	$(1.98)	$(3.97)
Income (loss) from discontinued operations-net of tax	0.05	(0.14)	0.21
Gain (loss) on disposition of discontinued operations-net of tax	0.01	5.42	(0.12)
Net income (loss) attributable to Terex Corporation	$0.41	$3.30	$(3.88)
Diluted shares:
Weighted average shares outstanding	109.5	108.7	102.6
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	1.2	—	—
Diluted weighted average shares outstanding	110.7	108.7	102.6
Earnings per share - diluted:
Income (loss) from continuing operations	$0.35	$(1.98)	$(3.97)
Income (loss) from discontinued operations-net of tax	0.05	(0.14)	0.21
Gain on disposition of discontinued operations-net of tax	0.01	5.42	(0.12)
Net income (loss) attributable to Terex Corporation	$0.41	$3.30	$(3.88)

The following table provides information to reconcile amounts reported on the Consolidated Statement of Income to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions) for the year ended December 31:

Noncontrolling Interest Attributable to Common Stockholders

Attribution of noncontrolling interest:	2011	2010	2009
Noncontrolling interest attributable to Income (loss) from continuing operations	$4.5	$(4.0)	$(1.1)
Noncontrolling interest attributable to Income (loss) from discontinued operations	—	—	(1.2)
Total noncontrolling interest	$4.5	$(4.0)	$(2.3)

Reconciliation of amounts attributable to common stockholders:	2011	2010	2009
Income (loss) from continuing operations	$34.1	$(211.5)	$(406.4)
Noncontrolling interest attributed to income (loss) from continuing operations	4.5	(4.0)	(1.1)
Income (loss) from continuing operations attributable to common stockholders	$38.6	$(215.5)	$(407.5)

Weighted average options to purchase 189 thousand, 571 thousand and 522 thousand shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during 2011, 2010 and 2009, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 234 thousand, 1.1 million and 64 thousand shares were outstanding during 2011, 2010 and 2009, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance.  ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

The 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”) described in Note M – “Long-Term Obligations” are dilutive to the extent the volume-weighted average price of the Common Stock for the period evaluated was greater than $16.25 per share and earnings from continuing operations were positive. The volume-weighted average price of the Common Stock was not greater than $16.25 per share for the year ended 2011 and therefore no shares were contingently issuable during this period. The number of shares that were contingently issuable for the 4% Convertible Notes during 2010 and 2009 was 4.4 million and 1.0 million, respectively, but were not included in the computation of diluted shares because the effect would have been anti-dilutive.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	December 31,
	2011	2010
Finished equipment	$465.2	$494.6
Replacement parts	217.7	228.9
Work-in-process	508.7	298.5
Raw materials and supplies	566.5	426.7
Inventories	$1,758.1	$1,448.7

Reserves for lower of cost or market value, excess and obsolete inventory were $120.1 million and $106.7 million at December 31, 2011 and 2010, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	December 31,
	2011	2010
Property	$123.3	$78.4
Plant	426.4	316.8
Equipment	690.4	527.1
Property, Plant and Equipment - Gross	1,240.1	922.3
Less: Accumulated depreciation	(404.6)	(348.8)
Property, plant and equipment - net	$835.5	$573.5

Depreciation expense for the years ended December 31, 2011, 2010 and 2009, was $89.5 million, $78.6 million and $70.2 million, respectively.

NOTE H – EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from leasing the Company’s products to customers.  Initial noncancellable lease terms typically range up to 84 months.  The net book value of equipment subject to operating leases was approximately $64 million and $68 million (net of accumulated depreciation of approximately $33 million) at December 31, 2011 and 2010, and is included in Other assets on the Company’s Consolidated Balance Sheet.  The equipment is depreciated on a straight-line basis over its estimated useful life.

Future minimum lease payments to be received under noncancellable operating leases with lease terms in excess of one year are as follows (in millions):

Years ending December 31,
2012	$17.0
2013	8.6
2014	4.3
2015	1.9
2016	1.7
Thereafter	—
$33.5

The Company received approximately $20 million and $9 million of rental income from assets subject to operating leases with lease terms greater than one year during 2011 and 2010, respectively, none of which represented contingent rental payments.

NOTE I – ACQUISITIONS

2011 Acquisitions

Demag Cranes AG Acquisition

On August 16, 2011, the Company acquired approximately 81% of the shares of Demag Cranes AG at a price of €45.50 per share, for total cash consideration of approximately $1.1 billion, bringing the Company’s ownership to 82%. Demag Cranes AG is active in the development, planning, production, distribution, and marketing of industrial cranes and hoists and port technology, as well as the provision of services in these areas. Demag Cranes AG’s business is highly complementary to the Company’s existing business both in terms of product and geographical fit. The acquisition of Demag Cranes AG is consistent with the Company’s strategy to expand its position as a globally active manufacturer of machinery and industrial products in niche market segments.

In January 2012, the Company entered into a Domination and Profit and Loss Transfer Agreement (the “DPLA”) with Demag Cranes AG that will become effective following the necessary shareholder approval and subsequent registration of the DPLA in the commercial register of Demag Cranes AG. Upon effectiveness of the DPLA and upon demand from outside shareholders of Demag Cranes AG, the Company will acquire their shares. Any outside shareholders of Demag Cranes AG that choose not to sell their shares to the Company will receive an annual guaranteed dividend.

Net Assets Acquired
The Company has applied purchase accounting to Demag Cranes AG and the results of operations are included in the Company’s consolidated financial statements following the acquisition date. The application of purchase accounting under ASC 805 requires the recognition and measurement of the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The net assets and liabilities of Demag Cranes AG were recorded at their estimated fair value using Level 3 inputs. The noncontrolling interest was recorded at fair value using Level 1 inputs. See Note A - “Basis of Presentation,” for an explanation of Level 1 and 3 inputs. In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans, and appropriate discount and growth rates. The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the date of this filing to estimate the fair value of assets acquired and liabilities assumed. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Specifically, certain tax positions require further analysis and are not yet final. Thus, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price adjustments as soon as practicable but no later than one-year from the acquisition date.

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

The acquisition date fair value of the Company’s 1% ownership of Demag Cranes AG held before August 16, 2011 was $14.6 million. The Company recognized a net gain of $3.0 million as a result of remeasuring to fair value its 1% ownership of Demag Cranes AG held before the business combination. The net gain is included in Other income (expense) - net in the Consolidated Statement of Income for the year ended December 31, 2011. The acquisition date fair value of the shares held immediately before the business combination was based on quoted market prices.

The fair value of the noncontrolling interest in Demag Cranes AG at the acquisition date was $253.0 million. The valuation techniques and significant inputs used to measure the fair value of the noncontrolling interest was quoted market prices.

The following table summarizes the preliminary estimated fair values of the Demag Cranes AG assets acquired and liabilities assumed and related deferred income taxes as of acquisition date (in millions).

Assets acquired
Current assets	$603.1
Trade receivables	253.3
Property, plant and equipment	308.0
Intangible assets not subject to amortization	129.7
Intangible assets subject to amortization	302.3
Other assets	131.0
Goodwill	850.1
Total assets acquired	2,577.5

Liabilities assumed
Current liabilities, including current portion of long-term debt	509.0
Long-term debt	169.5
Postemployment benefit obligation	188.9
Other noncurrent liabilities	320.5
Total liabilities assumed	1,187.9
Net assets acquired	$1,389.6

Goodwill of $850.1 million, resulting from the acquisition of a majority interest in Demag Cranes AG was assigned to the newly created MHPS segment. Goodwill consists of intangible assets that do not qualify for separate recognition which includes assembled workforce. As part of the final valuation of the acquisition, the Company will determine which entities and to what extent the benefit of the acquisition applies and, as required by U.S. GAAP, record the appropriate intangibles and goodwill to each entity. With the exception of tax deductible goodwill existing prior to the acquisition, the purchased intangibles and goodwill are not deductible for tax purposes. However, purchase accounting allows for the establishment of deferred tax liabilities on purchased intangibles (other than goodwill) that will be reflected as a tax benefit on the Company’s future Consolidated Statements of Income in proportion to and over the amortization period of the related intangible asset.

The following table summarizes the identifiable definite-lived intangible assets acquired (in millions):

	Weighted Average Life (in years)	Gross Carrying Amount
Definite-lived intangible assets:
Technology	6	$39.1
Customer relationships	16	251.8
In process research and development	5	11.4
Total definite-lived intangible assets		$302.3

The following table summarizes the identifiable indefinite-lived intangible assets acquired (in millions):

Gross Carrying Amount
Indefinite-lived intangible assets:
Trade names	$129.7

Demag Cranes AG maintained change-in-control provisions with its employees that allowed for enhanced severance and benefit payments. Included in the assets acquired and liabilities assumed above are severance accruals of approximately $3.9 million. These severance payments are expected to be paid in 2012.

Acquisition-Related Expenses
The Company has incurred transaction costs directly related to the Demag Cranes AG acquisition of $15.8 million for the year ended December 31, 2011, which is recorded in Other income (expense) - net.

Unaudited Actual and Pro Forma Information
The Company’s consolidated Net sales and Net loss attributable to Terex Corporation from August 16, 2011 through December 31, 2011 includes $617.0 million and $10.2 million, respectively, related to the Demag Cranes AG business.

The following unaudited pro forma information has been presented as if the Demag Cranes AG transaction occurred on January 1, 2010. This information is based on historical results of operations, adjusted for acquisition accounting adjustments, and is not necessarily indicative of what the results would have been had the Company operated the business since January 1, 2010, nor does it intend to be a projection of future results. No pro forma adjustments have been made for the Company’s incremental transaction costs or other transaction-related costs.

	Year Ended
(in millions, except per share data)	December 31,
	2011	2010
Net sales	$7,414.7	$6,493.3
Net income attributable to Terex Corporation	$33.6	$352.0
Basic earnings per share attributable to Terex Corporation common stockholders	$0.31	$3.24
Diluted earnings per share attributable to Terex Corporation common stockholders	$0.30	$3.24

The fiscal year-ends for the Company and Demag Cranes AG are different. Demag Cranes AG fiscal year end is September 30.

Other 2011 Acquisitions

In May 2011, the Company completed a small acquisition in the MP segment that had an aggregate purchase price of less than $5 million. In October 2011, the Company completed a small acquisition in the AWP segment that had an aggregate purchase price of less than $25 million. These acquisitions did not have a material impact on the Company’s financial results.

2010 Acquisitions

The Company completed small acquisitions and investments in consolidated and unconsolidated entities during 2010 in the AWP, Cranes and MP segments that, taken together, had an aggregate purchase price of less than $35 million. These acquisitions and investments did not have a material impact on the Company’s financial results either individually or in the aggregate.

2009 Acquisitions

On July 23, 2009, the Company acquired the Port Equipment Business from Fantuzzi Industries S.a.r.l for approximately $126 million. The results of the Port Equipment Business are included in the Cranes segment from the date of acquisition. Terex Port Equipment designs, manufactures and services port equipment with manufacturing facilities in Italy, Germany and China, as well as sales and service branches around the world. This acquisition helps diversify the Company’s Cranes business and expands the product offering of the Cranes segment to the container transport industry beyond its current stacker product line.

The Company recorded expenses of $9.1 million in Other income (expense) - net for acquisition related costs for the year ended December 31, 2009 in the Consolidated Statement of Income.

NOTE J – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	Aerial Work Platforms	Construction	Cranes	Materials Handling & Port Solutions	Materials Processing	Total
Balance at December 31, 2009, gross	$150.7	$438.8	$224.1	$—	$202.3	$1,015.9
Accumulated impairment	(42.8)	(438.8)	—	—	(23.2)	(504.8)
Balance at December 31, 2009, net	107.9	—	224.1	—	179.1	511.1
Acquisitions	—	—	2.8	—	—	2.8
Foreign exchange effect and other	(1.1)	—	(14.5)	—	(5.4)	(21.0)
Balance at December 31, 2010, gross	149.6	438.8	212.4	—	196.9	997.7
Accumulated impairment	(42.8)	(438.8)	—	—	(23.2)	(504.8)
Balance at December 31, 2010, net	106.8	—	212.4	—	173.7	492.9
Acquisitions	6.2	—	—	850.1	1.8	858.1
Foreign exchange effect and other	(1.1)	—	(6.4)	(84.0)	(0.7)	(92.2)
Balance at December 31, 2011, gross	154.7	438.8	206.0	766.1	198.0	1,763.6
Accumulated impairment	(42.8)	(438.8)	—	—	(23.2)	(504.8)
Balance at December 31, 2011, net	$111.9	$—	$206.0	$766.1	$174.8	$1,258.8

Intangible assets, net were comprised of the following as of December 31, 2011 and 2010 (in millions):

		December 31, 2011			December 31, 2010
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	9	$67.9	$17.4	$50.5	$33.4	$10.2	$23.2
Customer Relationships	15	365.8	56.0	309.8	128.7	41.7	87.0
Land Use Rights	45	25.9	3.5	22.4	22.5	2.6	19.9
Other	6	64.5	44.5	20.0	52.5	42.2	10.3
Total definite-lived intangible assets		$524.1	$121.4	$402.7	$237.1	$96.7	$140.4

Indefinite-lived intangible assets:
Tradenames		$116.8
Total indefinite-lived intangible assets		$116.8

	For the Year Ended December 31,
(in millions)	2011	2010	2009
Aggregate Amortization Expense	$28.9	$18.3	$16.8

Estimated aggregate intangible asset amortization expense (in millions) for the next five years is as follows:

2012	$44.4
2013	$38.8
2014	$37.4
2015	$37.0
2016	$36.6

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

In November 2007, the Company entered into an interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment.  At December 31, 2011, the Company had $400.0 million notional amount of this interest rate swap agreement outstanding, which matures in 2017.  The fair market value of this swap at December 31, 2011 and 2010 was a gain of $33.4 million and $39.3 million, respectively, which is recorded in Other assets.

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

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At December 31, 2011, the Company had $587.1 million notional amount of currency exchange forward contracts outstanding, most of which mature on or before December 31, 2012.  The fair market value of these contracts at December 31, 2011 was a net loss of $5.9 million.  At December 31, 2011, $526.1 million notional amount ($5.6 million of fair value losses) of these forward contracts have been designated as, and are effective as, cash flow hedges of specifically identified transactions.  During 2011 and 2010, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

The Company records the interest rate swap and foreign exchange contracts at fair value on a recurring basis.  The interest rate swap is categorized under Level 2 of the ASC 820 hierarchy and is recorded at December 31, 2011 and 2010 as an asset of $33.4 million and $39.3 million, respectively.  The foreign exchange contracts designated as hedging instruments are categorized under Level 1 of the ASC 820 hierarchy and are recorded at December 31, 2011 and 2010 as a liability of $5.9 million and $3.3 million, respectively.  See Note A - “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. The fair values of these foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date. The fair value of the interest rate swap agreement is based on LIBOR yield curves at the reporting date.  The fair values of these contracts are based on the contract rate specified at the anticipated contracts’ settlement date and quoted forward foreign exchange prices at the reporting date.

The Company entered into a stockholders agreement with Bucyrus that contained certain restrictions, including providing for Terex’s commitment that it would not directly or indirectly sell or otherwise transfer its economic interest in the shares of Bucyrus stock received by it for a period of one year, subject to certain exceptions. As a result, in order to partially mitigate the risks associated with the shares of Bucyrus stock, the Company entered into derivative contracts using a basket of stocks whose prices had historically been highly correlated with the Bucyrus stock price.  During the year ended December 31, 2010, the Company paid premiums of approximately $21 million to enter into derivative trades to mitigate the risk of approximately 95% of the notional value of the Bucyrus stock based on historic prices.  The one year lock-up contained in the stockholders agreement expired on February 19, 2011.  All of the derivative contracts purchased by the Company expired unexercised during the year ended December 31, 2011.

The Company entered into contingent participating forward foreign currency contracts to purchase up to €450.0 million in May 2011 in connection with the acquisition of Demag Cranes AG to hedge against its exposure to changes in the exchange rate for the Euro, as the acquisition purchase price was paid in Euros. Such contracts were not designated as hedging instruments. The contingent participating forward foreign currency contracts were settled during the year ended December 31, 2011, resulting in a loss of $16.1 million recorded in Other income (expense) - net in the Statement of Income.

The Company’s MHPS segment uses forward foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions. These contracts have not been designated as hedging instruments. The foreign exchange contracts are accounted for as financial assets or financial liabilities and measured at fair value at the balance sheet date. Changes in the fair value of derivative financial instruments are recognized as gains or losses in Cost of goods sold in the Consolidated Statement of Income.

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	December 31, 2011	December 31, 2010
Foreign exchange contracts	Other current assets	$7.1	$2.9
Interest rate contract	Other assets	33.4	39.3
Total asset derivatives		$40.5	$42.2
Liability Derivatives
Foreign exchange contracts	Other current liabilities	$13.0	$6.0
Interest rate contract	Long-term debt, less current portion	33.4	38.1
Total liability derivatives		$46.4	$44.1
Total Derivatives		$(5.9)	$(1.9)

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	December 31, 2011	December 31, 2010
Option derivative contracts	Other current assets	$—	$0.3
Foreign exchange contracts	Other current assets	$0.7	$—

The following tables provide the effect of derivative instruments that are designated as hedges in the Consolidated Statement of Income and Accumulated other comprehensive income (“OCI”) (in millions):

Gain Recognized on Derivatives in Income:		Year Ended December 31,
Fair Value Derivatives	Location	2011	2010
Interest rate contract	Interest expense	$19.3	$19.2

(Loss) Gain Recognized on Derivatives in OCI:		Year Ended December 31,
Cash Flow Derivatives		2011	2010
Foreign exchange contracts		$(1.6)	$1.3

Loss Reclassified from Accumulated OCI into Income (Effective):		Year Ended December 31,
Account		2011	2010
Cost of goods sold		$(4.7)	$(2.9)
Other income (expense) - net		(0.8)	(3.5)
Total		$(5.5)	$(6.4)

Gain (Loss) Recognized on Derivatives (Ineffective) in Income:		Year Ended December 31,
Account		2011	2010
Other income (expense) - net		$1.5	$(1.8)

The following table provides the effect of derivative instruments that are not designated as hedges in the Consolidated Statement of Income and OCI (in millions):

Loss Recognized on Derivatives not designated as hedges in Income:	Year Ended December 31,
Account	2011	2010
Other income (expense) - net	$(16.4)	$(20.8)

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

Unrealized net gains (losses), net of tax, included in OCI are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of period	$(2.1)	$(3.6)	$(1.0)
Additional gains (losses) - net	(2.3)	(2.0)	(15.7)
Amounts reclassified to earnings	0.8	3.5	13.1
Balance at end of period	$(3.6)	$(2.1)	$(3.6)

The estimated amount of existing losses for derivative contracts recorded in OCI as of December 31, 2011 that are expected to be reclassified into earnings in the next twelve months is $3.6 million.

NOTE L – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions. Given economic trends from 2008 through 2011, the Company initiated certain restructuring programs to better utilize its workforce and optimize facility utilization to match the demand for its products.

To optimize facility utilization, the Company established a restructuring program to move its crushing and screening manufacturing business within the MP segment from Cedar Rapids, Iowa to other facilities, primarily in North America. Engineering, sales and service functions for materials processing equipment currently made at the plant will be retained at the facility for the near future. The program cost $5.7 million, resulted in reductions of 186 team members and was completed in 2011. Costs of $2.3 million and $0.1 million were charged to Cost of goods sold (“COGS”) and selling, general and administrative costs (“SG&A”), respectively, in the year ended December 31, 2011 for this program.

The Company established a restructuring program within the MP segment to realize cost synergies and support its joint brand strategy by consolidating certain of its crushing equipment manufacturing businesses. This program resulted in the relocation of its Pegson operations in Coalville, United Kingdom to Omagh, Northern Ireland. The global design center for crushing equipment and certain component manufacturing were retained at Coalville for the near future. The program cost $6.4 million, resulted in reductions of 215 team members and was completed in 2011.

During the second quarter of 2010, the Company executed a restructuring program to better utilize facility space in its Port Equipment Business, which is included in the Cranes segment. The program cost $11.4 million and resulted in reductions of 149 team members. This program was completed in 2010, except for certain benefits mandated by governmental agencies.

During the second quarter of 2011, the Company established restructuring programs within the Cranes segment to optimize facility utilization and consolidate certain manufacturing operations. These programs are expected to cost $25.8 million and result in the reduction of approximately 206 team members. This program is expected to be completed in 2012, except for certain benefits mandated by governmental agencies. Program costs including impairment charges of $15.6 million and $4.9 million were charged to COGS and SG&A, respectively, during the year ended December 31, 2011.

During the third quarter of 2011, the Company reorganized certain areas within the Construction segment to enhance operational efficiency. The expected cost of these activities is $1.4 million and resulted in the reduction of approximately 5 team members. This program is expected to be completed in 2012. Costs related to this program of $0.1 million and $1.3 million were charged to COGS and SG&A, respectively, during the year ended December 31, 2011.

During the third quarter of 2011, certain areas of the MHPS segment were reorganized to better utilize the Company’s workforce. The expected cost related to these activities is $3.9 million and will result in the reduction of approximately 10 team members. This program is expected to be completed within a year. Costs related to this program of $3.9 million were charged to SG&A from the date of acquisition through December 31, 2011.

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the year ended December 31, 2011, the cumulative amount of expenses incurred since inception of the programs from 2009 through 2011 and the total amount expected to be incurred (in millions):

	Amount incurred during the year ended December 31, 2011	Cumulative amount incurred through December 31, 2011	Total amount expected to be incurred
AWP	$0.1	$23.7	$23.7
Construction	1.3	38.8	38.8
Cranes	21.6	38.3	40.9
MP	2.5	13.6	13.6
MHPS	3.9	3.9	3.9
Corporate and Other	0.1	6.2	6.2
Total	$29.5	$124.5	$127.1

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the year ended December 31, 2011, the cumulative amount of expenses incurred since inception of the programs from 2009 through 2011 and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred in the year ended December 31, 2011	$19.3	$7.1	$3.1	$29.5
Cumulative amount incurred through December 31, 2011	$92.2	$17.7	$14.6	$124.5
Total amount expected to be incurred	$92.2	$20.3	$14.6	$127.1

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the year ended December 31, 2011 (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Restructuring reserve at December 31, 2010	$9.8	$1.6	$1.1	$12.5
Restructuring charges	18.3	—	0.1	18.4
Cash expenditures	(8.1)	(0.4)	(1.6)	(10.1)
Restructuring reserve at December 31, 2011	$20.0	$1.2	$(0.4)	$20.8

During the year ended December 31, 2011 and 2010, $19.1 million and $14.9 million, respectively, of restructuring charges were included in COGS. In addition, during the year ended December 31, 2011 and 2010, $10.4 million and $7.4 million, respectively, of restructuring charges were included in SG&A costs. Included in the restructuring costs for the year ended December 31, 2011 and 2010 are $8.8 million and $9.3 million, respectively, of asset impairments.

NOTE M – LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows (in millions):

	December 31,
	2011	2010
10-7/8% Senior Notes due June 1, 2016	$295.5	$294.4
4% Convertible Senior Subordinated Notes due June 1, 2015	137.3	129.2
7-3/8% Senior Subordinated Notes due January 15, 2014	—	297.2
8% Senior Subordinated Notes due November 15, 2017	800.0	800.0
2011 Credit Agreement - term debt	710.8	—
Demag Cranes AG Credit Agreement	173.7	—
Notes payable	5.4	14.1
Capital lease obligations	2.1	3.4
Other	175.6	148.0
Total debt	2,300.4	1,686.3
Less: Notes payable and current portion of long-term debt	(77.0)	(346.8)
Long-term debt, less current portion	$2,223.4	$1,339.5

2011 Credit Agreement

The Company entered into an amended and restated credit agreement (the “2011 Credit Agreement”) on August 5, 2011, with the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent. The 2011 Credit Agreement replaced the Company’s credit agreement dated as of July 14, 2006 (“2006 Credit Agreement”), as amended. The 2006 Credit Agreement was terminated as of August 11, 2011.

The 2011 Credit Agreement provided the Company with a $460.1 million term loan and a €200.0 million term loan. The proceeds of the term loans were used, along with other cash, to pay for the shares of Demag Cranes AG and related fees and expenses. The term loans are scheduled to mature on April 28, 2017, subject to earlier maturity on March 1, 2016 if the Company’s existing senior notes have not been satisfied in full prior to that time.

In addition, the 2011 Credit Agreement provides the Company with a revolving line of credit of up to $500 million. The revolving line of credit consists of $250 million of available domestic revolving loans and $250 million of available multicurrency revolving loans. The revolving lines of credit are scheduled to mature on April 29, 2016, subject to earlier maturity on March 1, 2016 if the Company’s existing senior notes have not been satisfied in full prior to that time.

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

The covenants also limit, in certain circumstances, the Company’s ability to take a variety of actions, including: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its Common Stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. The 2011 Credit Agreement also contains customary events of default. The Company’s future compliance with its financial covenants under the 2011 Credit Agreement will depend on its ability to generate earnings and manage its assets effectively. The 2011 Credit Agreement also has various non-financial covenants, both requiring the Company to refrain from taking certain future actions (as described above) and requiring the Company to take certain actions, such as keeping in good standing its corporate existence, maintaining insurance, and providing its bank lending group with financial information on a timely basis.

As of December 31, 2011, the Company had $710.8 million in U.S. dollar and Euro denominated term loans outstanding under the 2011 Credit Agreement. The Company had no term loans outstanding as of December 31, 2010. The Company had no revolving credit amounts outstanding as of December 31, 2011 and 2010.

The 2011 Credit Agreement incorporates facilities for issuance of letters of credit up to $250 million.  Letters of credit issued under the 2011 Credit Agreement letter of credit facility decrease availability under the $500 million revolving line of credit.  As of December 31, 2011, the Company had letters of credit issued under the 2011 Credit Agreement that totaled $61.8 million.  The 2011 Credit Agreement also permits the Company to have additional letter of credit facilities up to $100 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit.  As of December 31, 2011, the Company had letters of credit issued under the additional letter of credit facilities of the 2011 Credit Agreement that totaled $1.0 million.  As of December 31, 2010, the Company had letters of credit issued under the 2006 Credit Agreement that totaled $46.6 million. As of December 31, 2010, the Company had letters of credit issued under the additional letter of credit facilities of the 2006 Credit Agreement that totaled $9.2 million.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2011 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $114.6 million and $132.9 million as of December 31, 2011 and 2010, respectively.

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

Demag Cranes AG Credit Agreement

Demag Cranes AG has a bank credit agreement (the “Demag Cranes AG Credit Agreement”) which matures on November 18, 2015 to provide liquidity for Demag Cranes AG’s operations. The Demag Cranes AG Credit Agreement provides multicurrency revolving lines of credit of €200.0 million, which can be used for loans or letters of credit to a sub-limit of €40.0 million. Demag Cranes AG and its material subsidiaries are jointly and severally liable under this facility. Demag Cranes AG is required to comply with two financial covenants: (i) maintain consolidated net debt to consolidated operating earnings before interest, income taxes, depreciation and amortization (“EBITDA”) as defined in the agreement, less than 2.75 times and (ii) maintain consolidated operating EBITDA to consolidated net interest payable greater than 4.0 times. In addition to customary covenants and a restriction on payment of dividends, the Demag Cranes AG Credit Agreement contains certain restrictions on transactions with the Company and its subsidiaries. In particular, Demag Cranes AG is to refrain from giving guarantees, indemnities or collateral in favor of the Company and its subsidiaries, granting loans to and entering into cash-pooling arrangements with the Company and its subsidiaries, and from taking shareholdings in or entering into reorganization transactions involving the Company and its subsidiaries. Also restricted are purchases and sales of any assets from or to the Company and its subsidiaries except at arm’s length in the ordinary course of business. No joint ventures may be entered into with the Company and its subsidiaries. Other contracts and transaction in general with the Company and its subsidiaries are only permitted at arm’s length in the ordinary course of business. Upon effectiveness of the DPLA, the lenders under the Demag Cranes AG Credit Agreement have the option to terminate the Demag Cranes AG Credit Agreement. As of December 31, 2011, there was $173.7 million outstanding in loans under this facility at an interest rate of 3.14%. Letters of credit issued under this facility at December 31, 2011 were $26.3 million. Undrawn availability under the Demag Cranes credit agreement was $57.9 million at December 31, 2011.

The Demag Cranes AG Credit Agreement also has a €150.0 million multicurrency letter of guarantee facility that does not reduce availability under the revolving lines of credit. The amounts drawn on these lines as of December 31, 2011 were $32.6 million. Demag Cranes AG and its subsidiaries have bilateral arrangements to issue letters of guarantee with various other financial institutions. These additional letters of credit do not reduce Demag Cranes AG’s availability under the Demag Cranes AG Credit Agreement.  Demag Cranes AG had letters of credit issued under these additional arrangements of $53.0 million as of December 31, 2011.

In total, as of December 31, 2011 and 2010, the Company had letters of credit outstanding of $289.3 million and $188.8 million, respectively.

10-7/8% Senior Notes

On June 3, 2009, the Company sold and issued $300 million aggregate principal amount of Senior Notes Due 2016 (“10-7/8% Notes”) at 97.633%.  The Company used a portion of the approximately $293 million proceeds from the offering of the 10-7/8% Notes, together with a portion of the proceeds from the 4% Convertible Notes discussed below, to prepay a portion of its term loans under the 2006 Credit Agreement and to pay off the outstanding balance under the revolving credit component of the 2006 Credit Agreement.  The 10-7/8% Notes are redeemable by the Company beginning in June 2013 at an initial redemption price of 105.438% of principal amount. As a result of the Company’s redemption of the 7-3/8% Senior Subordinated Notes due 2014 (“7-3/8% Notes”), as of February 7, 2011, the 10-7/8% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries (see Note S - “Consolidating Financial Statements”).

The Company’s consolidated cash flow coverage ratio as defined in the indentures for its 10-7/8% Notes and 8% Senior Subordinated Notes Due 2017 (“8% Notes”) changed from less than 2.0 to 1.0 as of September 30, 2011 to greater than 2.0 to 1.0 as of December 31, 2011. As a result, the Company is subject to fewer restrictions under its indentures on the amount of indebtedness that it can incur.

4% Convertible Senior Subordinated Notes

On June 3, 2009, the Company sold and issued $172.5 million aggregate principal amount of 4% Convertible Notes.  In certain circumstances and during certain periods, the 4% Convertible Notes will be convertible at an initial conversion rate of 61.5385 shares of Common Stock per $1,000 principal amount of convertible notes, equivalent to an initial conversion price of approximately $16.25 per share of Common Stock, subject to adjustment in some events.  Upon conversion, Terex will deliver cash up to the aggregate principal amount of the 4% Convertible Notes to be converted and shares of Common Stock with respect to the remainder, if any, of Terex’s convertible obligation in excess of the aggregate principal amount of the 4% Convertible Notes being converted. As a result of the Company’s redemption of the 7-3/8% Notes, as of February 7, 2011, the 4% Convertible Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries (see Note S - “Consolidating Financial Statements”).

The Company, as issuer of the 4% Convertible Notes, must separately account for the liability and equity components of the 4% Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods.  The Company allocated $54.3 million of the $172.5 million principal amount of the 4% Convertible Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through June 2015.  The Company recorded a related deferred tax liability of $19.4 million on the equity component.  The balance of the 4% Convertible Notes was $137.3 million at December 31, 2011.  The Company recognized interest expense of $14.9 million on the 4% Convertible Notes for the year ended December 31, 2011.  The interest expense recognized for the 4% Convertible Notes will increase as the discount is amortized using the effective interest method, which accretes the debt balance over its term to $172.5 million at maturity.  Interest expense on the 4% Convertible Notes throughout its term includes 4% annually of cash interest on the maturity balance of $172.5 million plus non-cash interest expense accreted to the debt balance as described.

8% Senior Subordinated Notes

On November 13, 2007, the Company sold and issued $800 million aggregate principal amount of 8% Notes. The 8% Notes are redeemable by the Company beginning in November 2012 at an initial redemption price of 104.000% of principal amount. As a result of the Company’s redemption of the 7-3/8% Notes, as of February 7, 2011, the 8% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries (see Note S - “Consolidating Financial Statements”).

7-3/8% Senior Subordinated Notes

On November 25, 2003, the Company sold and issued $300 million aggregate principal amount of 7-3/8% Notes discounted to yield 7-1/2%.  The 7-3/8% Notes were jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note S - “Consolidating Financial Statements”).  The 7-3/8% Notes were redeemable by the Company beginning in January 2009 at an initial redemption price of 103.688% of principal amount. On January 18, 2011, the Company exercised its early redemption option and repaid the outstanding $297.6 million principal amount of its 7-3/8% Notes. The total cash paid to redeem the 7-3/8% Notes was $312.3 million that included a call premium of 1.229% as set forth in the indenture for the 7-3/8% Notes, totaling $3.6 million plus accrued and unpaid interest of $36.875 per $1,000 principal amount at the redemption date.

The $7.7 million in the Consolidated Statement of Income for the year ended December 31, 2011 includes (a) cash payments of $3.6 million for call premiums associated with the repayment of $297.6 million of outstanding debt and (b) $4.1 million of non-cash charges for accelerated amortization of debt acquisition costs related to the redemption of the 7-3/8% notes and termination of the 2006 Credit Agreement, original issue discount and loss on a terminated swap associated with the outstanding debt, which all flow into the calculation of Net income. In preparing the Consolidated Statement of Cash Flows, the non-cash item (b) was added to Net income to reflect cash flow appropriately.

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of long-term debt outstanding at December 31, 2011 in the successive five-year period are summarized below. Amounts shown are exclusive of minimum lease payments for capital lease obligations disclosed in Note N – “Lease Commitments” (in millions):

2012	$76.0
2013	45.2
2014	44.8
2015	318.6
2016	304.5
Thereafter	1,509.1
Total	$2,298.2

As noted in Note K - “Derivative Financial Instruments” $33.4 million is recorded in Long-term debt, less current portion due to the fair value adjustment increasing the carrying value of debt as a result of accounting for fair value hedges for the fixed interest rate to floating interest rate swaps on the 7-3/8% and 8% Notes.

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of December 31, 2011, as follows (in millions, except for quotes):

2011	Book Value	Quote	FV
8% Notes	$800.0	$0.96500	$772
4% Convertible Notes (net of discount)	$137.3	$1.11000	$152
10-7/8% Notes	$295.5	$1.10500	$327
2011 Credit Agreement Term Loan (net of discount) - USD	$454.7	$1.00250	$456
2011 Credit Agreement Term Loan (net of discount) - EUR	$256.1	$0.99000	$254

2010	Book Value	Quote	FV
7-3/8% Notes	$297.2	$1.01250	$301
8% Notes	$800.0	$1.01000	$808
4% Convertible Notes (net of discount)	$129.2	$2.04063	$264
10-7/8% Notes	$294.4	$1.16000	$342

The Company believes that the carrying value of its other borrowings approximates fair market value based on discounted future cash flows using rates currently available for debt of similar terms and remaining maturities.

The Company paid $134.4 million, $136.7 million and $116.9 million of interest in 2011, 2010 and 2009, respectively.

NOTE N – LEASE COMMITMENTS

The Company leases certain facilities, machinery, equipment and vehicles with varying terms. Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Certain of the equipment leases are classified as capital leases and the related assets have been included in Property, Plant and Equipment. Net assets under capital leases were $9.0 million and $10.1 million, net of accumulated amortization of $2.6 million and $2.5 million, at December 31, 2011 and 2010, respectively.

Future minimum capital and noncancellable operating lease payments and the related present value of capital lease payments at December 31, 2011 are as follows (in millions):

	Capital Leases	Operating Leases
2012	$1.1	$61.7
2013	0.5	49.0
2014	0.5	37.1
2015	0.1	29.3
2016	—	23.6
Thereafter	—	59.7
Total minimum obligations	2.2	$260.4
Less: amount representing interest	(0.1)
Present value of net minimum obligations	2.1
Less: current portion	(1.0)
Long-term obligations	$1.1

Most of the Company’s operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was $62.1 million, $55.7 million, and $61.2 million in 2011, 2010 and 2009, respectively.

NOTE O – RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of December 31, 2011, the Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”). Participation in the Terex Plan for all employees has been frozen. Participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only. The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company’s policy generally to fund the Terex Plan based on the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds.

The Company maintains a nonqualified Supplemental Executive Retirement Plan (“SERP”). The SERP provides retirement benefits to certain senior executives of the Company. Generally, the SERP provides a benefit based on average total compensation earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program, excluding salary deferrals and matching contributions. In addition, benefits are reduced by Social Security Primary Insurance Amounts attributable to Company contributions. The SERP is unfunded and participation in the SERP has been frozen. There is a defined contribution plan for certain senior executives of the Company.

Other Postemployment Benefits

The Company has several non-pension post-retirement benefit programs. The Company provides postemployment health and life insurance benefits to certain former salaried and hourly employees. The health care programs are contributory, with participants’ contributions adjusted annually, and the life insurance plan is noncontributory.

Information regarding the Company’s U.S. plans, including the SERP, was as follows (in millions, except percent values):

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Accumulated benefit obligation at end of year	$173.6	$148.5
Change in benefit obligation:
Benefit obligation at beginning of year	$159.9	$148.8	$10.3	$10.1
Service cost	2.1	2.0	—	—
Interest cost	8.2	8.4	0.4	0.6
Actuarial loss (gain)	24.7	10.4	(1.4)	1.3
Benefits paid	(9.8)	(9.7)	(1.3)	(1.7)
Benefit obligation at end of year	185.1	159.9	8.0	10.3
Change in plan assets:
Fair value of plan assets at beginning of year	99.3	94.3	—	—
Actual return on plan assets	7.1	11.5	—	—
Employer contribution	14.8	3.2	1.3	1.7
Benefits paid	(9.8)	(9.7)	(1.3)	(1.7)
Fair value of plan assets at end of year	111.4	99.3	—	—
Funded status	$(73.7)	$(60.6)	$(8.0)	$(10.3)
Amounts recognized in the statement of financial position consist of:
Current liabilities	$0.1	$0.1	$1.2	$1.1
Non-current liabilities	73.6	60.5	6.8	9.2
Total liabilities	$73.7	$60.6	$8.0	$10.3
Amounts recognized in accumulated other comprehensive income consist of:
Actuarial net loss	$91.7	$69.1	$2.5	$3.9
Prior service cost	1.0	1.2	(0.1)	(0.1)
Total amounts recognized in accumulated other comprehensive income	$92.7	$70.3	$2.4	$3.8

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Weighted-average assumptions as of December 31:
Discount rate	4.00%	5.25%	5.75%	4.00%	5.25%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	3.75%	3.75%	3.75%	N/A	N/A	N/A

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Components of net periodic cost:
Service cost	$2.1	$2.0	$1.8	$—	$—	$0.1
Interest cost	8.2	8.4	8.4	0.4	0.6	0.6
Expected return on plan assets	(8.3)	(7.3)	(6.4)	—	—	—
Amortization of prior service cost	0.2	1.9	2.1	—	0.1	0.1
Amortization of actuarial loss	3.3	1.7	1.7	—	0.1	0.1
Net periodic cost	$5.5	$6.7	$7.6	$0.4	$0.8	$0.9

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net (gain) loss	$25.9	$6.2	$(1.4)	$1.3
Amortization of actuarial losses	(3.3)	(1.7)	—	(0.1)
Amortization of prior service cost	(0.2)	(1.9)	—	(0.1)
Total recognized in other comprehensive income	$22.4	$2.6	$(1.4)	$1.1

	Pension Benefits	Other Benefits
Amounts expected to be recognized as components of net periodic cost for the year ending December 31, 2012:
Actuarial net loss	$4.9	$0.1
Prior service cost	0.1	—
Total amount expected to be recognized as components of net periodic cost for the year ending December 31, 2012	$5.0	$0.1

For U.S. pension plans, including the SERP, that have accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $185.1 million, $173.6 million and $111.4 million, respectively, as of December 31, 2011, and $159.9 million, $148.5 million and $99.3 million, respectively, as of December 31, 2010.

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

The plan assets consist of mutual funds and the fair value is priced based on the market value of the underlying investments in the portfolio.  The fair value of the Company’s plan assets at December 31, 2011 are as follows (in millions):

	Total	Level 1	Level 2
Cash, including money market funds	$1.4	$1.4	$—
Investment funds – large-cap(1)	13.9	—	13.9
Investment funds – mid/small-cap(2)	6.1	—	6.1
Investment funds – international(3)	11.0	—	11.0
Investment funds – equity index(4)	13.9	—	13.9
Investment funds – high yield bonds(5)	11.3	—	11.3
Investment funds – long corporate A bonds(6)	26.8	—	26.8
Investment funds – long duration bonds(7)	27.0	—	27.0
Total investments measured at fair value	$111.4	$1.4	$110.0

The following information was provided to the Company by the fund manager.

(1)           This class invests in U.S. large capitalization stocks with approximately 88% in information technology, energy, financial, health care, consumer and industrial sectors and 12% in other industries.
(2)             This class invests in U.S. mid to small capitalization stocks with approximately 88% in financial, information technology, industrial, consumer, health care, energy and materials sectors and 12% in other industries.
(3)             This class includes non-U.S. stocks in diversified industries and countries with approximately 85% in financial, consumer, industrial, materials, energy and health care sectors and 15% in other industries.
(4)           This class invests in U.S. stocks with approximately 88% in information technology, financial, energy, health care, consumer and industrial sectors and 12% in other industries.  The fund seeks a total return, which corresponds to the S&P 500 Index.
(5)           This class primarily focuses on the high yield market of investment grade bonds of U.S. issuers from diverse industries with approximately 48% in the energy, telecommunications, consumer, utilities, and health care sectors.
(6)             This class primarily targets the longer-term, higher investment grade bond market of U.S. issuers with approximately 84% in the financial, industrial and utility sectors, approximately 12% in U.S. Treasuries and approximately 4% in other securities.
(7)           This class primarily focuses on investments with a long duration and includes approximately 49% of investment grade bonds of U.S. issuers in the financial, industrial and utility sectors, 48% in U.S. government securities and 3% in other securities.

The Company has targets and allowed target variances for its U.S. defined benefit plan in individual funds within the portfolio.  The table below is a composite of the individual targets and allocation at December 31, 2011 and 2010:

	Percentage of Plan Assets at December 31,		Target Allocation
	2011	2010	2012
Equity Securities	40%	43%	37.5% - 42.5%
Fixed Income	60%	57%	57.5% - 62.0%
Total	100%	100%

The Company plans to contribute approximately $13 million to its U.S. defined benefit pension and post-retirement plans in 2012.  During the year ended December 31, 2011, the Company contributed $16.1 million to its U.S. defined benefit pension plans and post-retirement plans, which included a payment of approximately $10 million to eliminate the impact of potential plan restrictions. The Company’s estimated future benefit payments under its U.S. plans are as follows (in millions):

Year Ending December 31,	Pension Benefits	Other Benefits
2012	$9.9	$1.2
2013	$9.8	$1.0
2014	$9.8	$0.9
2015	$9.9	$0.8
2016	$9.8	$0.7
2017-2021	$58.6	$2.3

For measurement purposes, a 4.75% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2012 and thereafter. Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$0.4	$(0.3)

Non-U.S. Plans – The Company maintains defined benefit plans in Germany, France, Switzerland, China, India and the United Kingdom for some of its subsidiaries. During the third quarter of 2010, the United Kingdom plan was frozen and a curtailment gain was recognized as part of other comprehensive income. The United Kingdom plan is a funded plan and the Company funds this plan in accordance with funding regulations in the United Kingdom and a negotiated agreement between the Company and the plan’s trustees. The plans in Germany, China, India and France are unfunded plans. For the Company’s operations in Italy there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination. The Company records this obligation based on the mandated requirements. The measure of the current obligation is not dependent on the employees’ future service and therefore is measured at current value.

On August 16, 2011, the Company acquired Demag Cranes AG which has defined benefit plans in Germany and Switzerland. The plans in Germany are unfunded plans. The plan in Switzerland is funded and the Company funds this plan in accordance with funding regulations in Switzerland. The impact of these plans was included from the date of acquisition and resulted in an additional liability of approximately $200 million in Retirement plans on the Consolidated Balance Sheet. See Note I - “Acquisitions.”

Information regarding the Company’s non-U.S. plans was as follows (in millions):

	Pension Benefits
	2011	2010
Accumulated benefit obligation at end of year	$388.6	$177.9
Change in benefit obligation:
Benefit obligation at beginning of year	$179.9	$201.4
Service cost	4.4	4.9
Interest cost	12.8	9.0
Acquisitions	228.2	—
Actuarial (gain) loss	15.0	(11.6)
Benefits paid	(15.3)	(10.5)
Curtailment	—	(3.8)
Foreign exchange effect	(28.0)	(9.5)
Benefit obligation at end of year	397.0	179.9
Change in plan assets:
Fair value of plan assets at beginning of year	91.5	87.1
Acquisitions	28.2	—
Actual return on plan assets	7.2	8.2
Employer contribution	12.6	9.4
Employee contribution	0.2	0.3
Benefits paid	(15.3)	(10.5)
Foreign exchange effect	(4.7)	(3.0)
Fair value of plan assets at end of year	119.7	91.5
Funded status	$(277.3)	$(88.4)

Amounts recognized in the statement of financial position consist of:
Non-current assets	$—	$(0.4)
Current liabilities	13.2	3.1
Non-current liabilities	264.1	85.7
Total liabilities	$277.3	$88.4
Amounts recognized in accumulated other comprehensive income consist of:
Actuarial net loss	$27.4	$14.8
Prior service cost	0.4	0.5
Total amounts recognized in accumulated other comprehensive income	$27.8	$15.3

	Pension Benefits
	2011	2010	2009
The weighted average assumptions as of December 31:
Discount rate	4.55%	5.50%	5.37%
Expected return on plan assets	5.59%	6.00%	6.00%
Rate of compensation increase	1.75%	1.04%	4.22%

	Pension Benefits
	2011	2010	2009
Components of net periodic cost:
Service cost	$4.4	$4.9	$6.6
Interest cost	12.8	9.0	8.9
Expected return on plan assets	(6.0)	(5.0)	(4.5)
Employee contributions	(0.2)	(0.3)	(0.5)
Amortization of actuarial loss	0.3	1.4	1.0
Net periodic cost	$11.3	$10.0	$11.5

	Pension Benefits
	2011	2010
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net loss (gain)	$13.8	$(15.5)
Prior service cost	—	0.6
Amortization of actuarial losses	(0.3)	(1.4)
Curtailment	—	(3.8)
Foreign exchange effect	(1.0)	(1.7)
Total recognized in other comprehensive income	$12.5	$(21.8)

Amounts expected to be recognized as components of net periodic cost for the year ending December 31, 2012:
Actuarial net loss	$0.7

For the non-U.S. defined benefit pension plans that have accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $397.0 million, $388.6 million and $119.7 million, respectively, as of December 31, 2011, and $157.0 million, $155.0 million and $68.2 million, respectively, as of December 31, 2010.

The assumed discount rate reflects the rates at which the pension benefits could effectively be settled.  The Company looks at redemption yields of a range of high quality corporate bonds of suitable term in each of the countries specific to the plan.

The methodology used to determine the rate of return on non-U.S. pension plan assets was based on average rate of earnings on funds invested and to be invested.  Based on historical returns and future expectations, the Company believes the investment return assumptions are reasonable.  The expected rate of return of plan assets represents an estimate of long-term returns on the investment portfolio.  This is reviewed by the trustees and varies with each section of the plan.

The overall investment strategy for the non-U.S. defined benefit plans is to achieve a mix of investments to support long-term growth and minimize volatility while maximizing rates of return by diversification of asset types, fund strategies and fund managers.  The investment target allocations established to support these goals are 30%-70% for fixed income securities and property and 35%-65% for equity securities.  Fixed income securities include U.K. government securities, corporate bonds and securities that invest in a diversified range of property principally in the retail, office and industrial/warehouse sectors.  Securities primarily include investments in companies from diversified industries that are generally located in Europe (84%), North America (9%) and Asia Pacific (7%).

The assets for the non-U.S. plans consist of mutual investment funds and the fair value is priced based on the market value of the underlying investments in the portfolio.  The fair value of the Company’s plan assets at December 31, 2011 are as follows (in millions):

	Total	Level 1	Level 2
Cash	$4.9	$4.9	$—
Investment funds – European Ex U.K. equities(1)	7.7	—	7.7
Investment funds – U.K. equities(2)	11.6	—	11.6
Investment funds – North American equities(3)	9.1	—	9.1
Investment funds – Other equities(4)	15.5	—	15.5
Investment funds –Other bonds(5)	10.3	—	10.3
Investment funds – U.K. long bond(6)	52.8	—	52.8
Investment funds – real estate(7)	7.8	—	7.8
Total investments measured at fair value	$119.7	$4.9	$114.8

The following information was provided to the Company by the fund manager.

(1)
This class invests in stocks of European (excluding U.K.) based companies with approximately 86% in financial, consumer, industrials, health care, basic materials, oil and gas and communications sectors and 14% in other industries.

(2)	This class invests in stocks of U.K. based companies with approximately 88% in financial, oil and gas, consumer, basic materials, health care and industrial sectors and 12% in other industries.

(3)	This class invests in stocks of North American based companies with approximately 89% in technology, financial, oil and gas, consumer, industrial and health care sectors and 11% in other industries.

(4)	This class invests in stocks with approximately 70% in financial, industrial, consumer, basic materials and information technology, 19% in a diversified asset portfolio and 11% in other industries.

(5)	This class invests in bonds with approximately 89% in European government bonds, corporate bonds and loans backed by Swiss mortgages, and 11% in other investments.

(6)
This class represents U.K. government securities, other sterling denominated fixed-income securities and index linked securities. Approximately 63% is invested in U.K. government bonds with the remainder primarily in corporate bonds.

(7)	This class primarily comprises investments in a diversified range of property principally in the residential, retail, office and industrial/warehouse sectors.

The asset allocation and target allocation for 2012 for the Company’s U.K. defined benefit pension plan at December 31, 2011 and 2010 was as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
	2011	2010	2012
Equity Securities	37%	48%	35% - 65%
Fixed Income Securities	58%	49%	25% - 60%
Real Estate Investment Securities	5%	3%	5% - 10%
Total	100%	100%

The Company plans to contribute approximately $17 million to its non-U.S. defined benefit pension plans for the year ending December 31, 2012.  During the year ended December 31, 2011, the Company contributed $12.6 million to its non-U.S. defined benefit pension plans. The Company’s estimated future benefit payments under its non-U.S. defined benefit pension plans are as follows (in millions):

Year Ending December 31,
2012	$18.3
2013	$17.8
2014	$18.9
2015	$19.2
2016	$20.4
2017-2021	$109.6

Savings Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, contribute to certain of these plans. The Company’s Common Stock held in a rabbi trust pursuant to the Deferred Compensation Plan is treated in a manner similar to treasury stock.  The number of shares of the Company’s Common Stock held in the rabbi trust at December 31, 2011 and 2010 totaled 0.9 million.

Charges recognized for the Deferred Compensation Plan and these other savings plans were $12.0 million, $9.7 million and $11.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.  For the years ended December 31, 2010 and 2009 certain of these savings plan costs were stock-based and included in total stock-based compensation expense in the amounts of $8.3 million and $8.9 million, respectively. For the year ended December 31, 2011, Company matching contribution to tax deferred savings plans were invested at the direction of plan participants.

NOTE P– STOCKHOLDERS’ EQUITY

On December 31, 2011, there were 121.9 million shares of Common Stock issued and 108.8 million shares of Common Stock outstanding. Of the 178.1 million unissued shares of Common Stock at that date, 3.9 million shares of Common Stock were reserved for issuance for the exercise of stock options and the vesting of restricted stock. Additionally, 10.6 million shares of Common Stock were reserved for issuance for the shares that are contingently issuable for the 4% Convertible Notes.

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

In June 2009, the Company sold and issued 4% Convertible Notes. See Note M - “Long-Term Obligations” for a description of these notes.

Common Stock in Treasury. The Company values treasury stock on an average cost basis. As of December 31, 2011, the Company held 13.1 million shares of Common Stock in treasury totaling $599.1 million, including 0.9 million shares held in a trust for the benefit of the Company’s Deferred Compensation Plan at a total of $17.1 million.

Preferred Stock. The Company’s certificate of incorporation was amended in June 1998 to authorize 50.0 million shares of preferred stock, $0.01 par value per share. As of December 31, 2011 and 2010, there were no shares of preferred stock outstanding.

Long-Term Incentive Plans. In May 2009, the stockholders approved the Terex Corporation 2009 Omnibus Incentive Plan (the “2009 Plan”). The purpose of the 2009 Plan is to provide a means whereby employees, directors and third-party service providers of the Company develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its stockholders. The 2009 Plan provides for incentive compensation in the form of (i) options to purchase shares of Common Stock, (ii) stock appreciation rights, (iii) restricted stock awards and restricted stock units, (iv) other stock awards, (v) cash awards, and (vi) performance awards. In May 2011, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2009 Plan from 3.0 million shares to 5.0 million shares. The maximum number of shares available for issuance under the 2009 Plan is 5.0 million shares plus the number of shares remaining available for issuance under the Terex Corporation 2000 Incentive Plan (the “2000 Plan”) and the 1996 Terex Corporation Long-Term Incentive Plan (the “1996 Plan”). As of December 31, 2011, 3.5 million shares were available for grant under the 2009 Plan.

In May 2000, the stockholders approved the 2000 Plan. The purpose of the 2000 Plan is to assist the Company in attracting and retaining selected individuals to serve as directors, officers, consultants, advisers and employees of the Company and its subsidiaries and affiliates who will contribute to the Company’s success and to achieve long-term objectives which will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the Common Stock. The 2000 Plan authorizes the granting of (i) options to purchase shares of Common Stock, (ii) stock appreciation rights, (iii) stock purchase awards, (iv) restricted stock awards and, (v) performance awards. In May 2002, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2000 Plan from 4.0 million shares to 7.0 million shares. In May 2004, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2000 Plan from 7.0 million shares to 12.0 million shares. As of May 14, 2009, the date of stockholder approval of the 2009 Plan, any shares related to awards under the 2000 Plan that were not issued or were subsequently forfeited, expired or otherwise terminated, were available for grant under the 2009 Plan.

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

Substantially all stock option grants under the 2000 Plan and the 1996 Plan vested over a four year period and have a contractual life of ten years. There were no options granted during the years ended December 31, 2011, 2010 or 2009.  The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $0.3 million.

The following table is a summary of stock options under all of the Company’s plans.

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	963,332	$18.97
Exercised	(105,702)	$10.67
Canceled or expired	(31,437)	$48.83
Outstanding at December 31, 2011	826,193	$18.89	1.91	$2.0
Exercisable at December 31, 2011	826,193	$18.89	1.91	$2.0
Vested at December 31, 2011	826,193	$18.89	1.91	$2.0

Under the 2009 Plan, 2000 Plan and the 1996 Plan, approximately 18% of all restricted stock awards vest over a four year period, with 25% of each grant vesting on each of the first four anniversary dates of the grant; approximately 33% of all restricted stock awards vest over a five year period and approximately 49% of all restricted stock awards vest over a three year period with 49% of these awards vesting on the first three anniversary dates and 51% vesting at the end of the three year period. Approximately 34% of the outstanding restricted stock awards are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. The fair value of the restricted stock awards is based on the market price at the date of grant except for 759 thousand shares of performance grants based on a market condition. The Company uses the Monte Carlo method to provide grant date fair value for awards with a market condition. The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award. The following table presents the weighted-average assumptions used in the valuations:

	Year Ended December 31,
	2011	2010	2009
Dividend yields	—%	—%	—%
Expected volatility	80.29%	59.04%	71.93%
Risk free interest rate	1.04%	3.04%	1.38%
Expected life (in years)	3	4	3
Grant date fair value per share	$41.96	$16.17 - $19.08	$5.74

As of December 31, 2011, unrecognized compensation costs related to restricted stock totaled approximately $43.7 million, which will be expensed over a weighted average period of 2.6 years.  The weighted average fair value at date of grant for restricted stock awards was $34.99, $20.18 and $8.24 for the years ended December 31, 2011, 2010 and 2009, respectively.  The total fair value of shares vested for restricted stock awards was $26.3 million, $33.1 million and $45.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

During the year ended December 31, 2011, the Company issued 45 thousand shares of its outstanding Common Stock which were contributed into a deferred compensation plan under a Rabbi Trust.

The following table is a summary of restricted stock awards under all of the Company’s plans:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	3,836,696	$24.74
Granted	1,035,103	$34.99
Vested	(891,095)	$29.52
Canceled or expired	(845,764)	$40.62
Nonvested at December 31, 2011	3,134,940	$22.91

Compensation expense recognized under all stock-based compensation arrangements was $23.6 million, $45.3 million and $39.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The stock-based compensation expense was included in Selling, general and administrative expenses in the Consolidated Statements of Income.  The related tax benefit reflected in the provision was $7.1 million, $14.1 million and $12.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Cash received from option exercises under all stock-based compensation arrangements totaled $1.1 million.

The excess tax benefit for all stock-based compensation is included in the Consolidated Statement of Cash Flows as an operating cash outflow and a financing cash inflow.

Comprehensive Income (Loss).  The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):
Accumulated Other Comprehensive Income (Loss) Attributable to Terex Corporation

	Pension Liability Adjustment	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2009	$(69.0)	$(12.3)	$(1.0)	$—	$(82.3)
Current year change	(18.7)	139.6	(2.6)	—	118.3
Balance at December 31, 2009	(87.7)	127.3	(3.6)	—	36.0
Current year change	28.0	(65.9)	1.5	100.8	64.4
Balance at December 31, 2010	(59.7)	61.4	(2.1)	100.8	100.4
Current year change	(23.5)	(104.9)	(1.5)	(99.9)	(229.8)
Balance at December 31, 2011	$(83.2)	$(43.5)	$(3.6)	$0.9	$(129.4)

Accumulated Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest

	Pension Liability Adjustment	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2009	$—	$0.8	$—	$—	$0.8
Current year change	—	—	—	—	—
Balance at December 31, 2009	—	0.8	—	—	0.8
Current year change	—	0.1	—	—	0.1
Balance at December 31, 2010	—	0.9	—	—	0.9
Current year change	—	(0.9)	—	—	(0.9)
Balance at December 31, 2011	$—	$—	$—	$—	$—

Accumulated Other Comprehensive Income (Loss)

	Pension Liability Adjustment	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2009	$(69.0)	$(11.5)	$(1.0)	$—	$(81.5)
Current year change	(18.7)	139.6	(2.6)	—	118.3
Balance at December 31, 2009	(87.7)	128.1	(3.6)	—	36.8
Current year change	28.0	(65.8)	1.5	100.8	64.5
Balance at December 31, 2010	(59.7)	62.3	(2.1)	100.8	101.3
Current year change	(23.5)	(105.8)	(1.5)	(99.9)	(230.7)
Balance at December 31, 2011	$(83.2)	$(43.5)	$(3.6)	$0.9	$(129.4)

As of December 31, 2011, other accumulated comprehensive income for the pension liability adjustment and the derivative hedging adjustment are net of tax benefits of $39.1 million and $2.0 million, respectively.

NOTE Q – LITIGATION AND CONTINGENCIES

General

The Company is involved in various legal proceedings, including product liability, general liability, workers’ compensation liability, employment, commercial and intellectual property litigation, which have arisen in the normal course of operations. The Company is insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risk required by law or contract, with retained liability or deductibles. The Company has recorded and maintains an estimated liability in the amount of management’s estimate of the Company’s aggregate exposure for such retained liabilities and deductibles. For such retained liabilities and deductibles, the Company determines its exposure based on probable loss estimations, which requires such losses to be both probable and the amount or range of probable loss to be estimable. The Company believes it has made appropriate and adequate reserves and accruals for its current contingencies and that the likelihood of a material loss beyond the amounts accrued is remote except for those cases disclosed below where the Company includes a range of the possible loss. The Company believes that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on its consolidated financial position. However, the outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in the Company incurring significant liabilities which could have a material adverse effect on its results of operations.

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

These lawsuits generally cover the period from February 2008 to February 2009 and allege, among other things, that certain of the Company’s SEC filings and other public statements contained false and misleading statements which resulted in damages to the Company, the plaintiffs and the members of the purported class when they purchased the Company’s securities and in the ERISA lawsuit and the stockholder derivative complaint, that there were breaches of fiduciary duties and of ERISA disclosure requirements. The stockholder derivative complaint also alleges waste of corporate assets relating to the repurchase of the Company’s shares in the market and unjust enrichment as a result of securities sales by certain officers and directors. The complaints all seek, among other things, unspecified compensatory damages, costs and expenses. As a result, the Company is unable to estimate a possible loss or a range of losses for these lawsuits. The stockholder derivative complaint also seeks amendments to the Company’s corporate governance procedures in addition to unspecified compensatory damages from the individual defendants in its favor.

The Company believes that the allegations in the suits are without merit, and Terex, its directors and the named executives will continue to vigorously defend against them. The Company believes that it has acted, and continues to act, in compliance with federal securities laws and ERISA law with respect to these matters. Accordingly, on November 19, 2010 the Company filed a motion to dismiss the ERISA lawsuit and on January 18, 2011 the Company filed a motion to dismiss the securities lawsuit. These motions are currently pending before the court. The plaintiff in the stockholder derivative lawsuit has agreed with the Company to put this lawsuit on hold pending the outcome of the motion to dismiss in connection with the securities lawsuit.

Powerscreen Patent Infringement Lawsuit

On December 6, 2010, the Company received an adverse jury verdict in the amount of $15.8 million in a patent infringement lawsuit brought against Powerscreen International Distribution Limited (“Powerscreen”) and Terex by Metso Minerals Inc. (“Metso”) in the United States District Court for the Eastern District of New York. The lawsuit involved a claim by Metso that the folding side conveyor of certain Powerscreen screening plants violated a patent held by Metso in the United States.   Following the verdict, Metso sought additional relief, including, additional damages, attorney’s fees, interest and trebling of all such amounts. On December 9, 2011, a judgment in support of the jury verdict was issued and Metso was awarded certain additional damages, interest and doubling of all such amounts. The Court has yet to calculate the final amount of monetary damages. The Court also issued an injunction preventing marketing or selling of certain models of Powerscreen mobile screening plants with the alleged infringing folding side conveyor design in the United States. These models have been updated with Powerscreen’s new proprietary S range of conveyors. Thus, the judgment and injunction do not affect the continued sale or use of any current model of Powerscreen mobile screening plants.

The Company does not agree that the accused Powerscreen mobile screening plants or their folding conveyor infringe the subject patent held by Metso. These types of patent cases are complex and the Company strongly believes that the verdict is contrary to both the law and the facts. The Company has appealed the verdict and believes that it will ultimately prevail on appeal. The Company does not expect this judgment will have a material impact on its consolidated business or overall operating results. However, the outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in the Company incurring significant liabilities, which could have a material adverse effect on its results of operations.

Post-Closing Dispute with Bucyrus

See Note D - “Discontinued Operations” for further information on the Company’s dispute with Bucyrus regarding the calculation of the value of the net assets of the Mining business.

Other

The Company is involved in various other legal proceedings, including workers’ compensation liability and intellectual property litigation, which have arisen in the normal course of its operations.  The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company’s outstanding letters of credit totaled $289.3 million at December 31, 2011.  The letters of credit generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet.  Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

The Company has a letter of credit outstanding covering losses related to two former subsidiaries’ workers’ compensation obligations.  The Company has recorded liabilities for these contingent obligations in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

Credit Guarantees

Customers of the Company from time to time may fund the acquisition of the Company’s equipment through third-party finance companies.  In certain instances, the Company may provide a credit guarantee to the finance company, by which the Company agrees to make payments to the finance company should the customer default.  The maximum liability of the Company is generally limited to its customer’s remaining payments due to the finance company at the time of default.  In the event of customer default, the Company is generally able to recover and dispose of the equipment at a minimum loss, if any, to the Company.

As of December 31, 2011 and 2010, the Company’s maximum exposure to such credit guarantees was $126.4 million and $211.1 million, respectively, including total guarantees issued by Terex Demag GmbH, part of the Cranes segment, of $60.4 million and $113.5 million, respectively; Sichuan Changjiang Engineering Crane Co., Ltd, part of the Cranes segment, of $34.4 million and $53.2 million, respectively; and Genie Holdings, Inc. and its affiliates (“Genie”), part of the AWP segment, of $18.0 million and $31.1 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  The maximum exposure for residual value guarantees issued by the Company totaled $13.5 million and $13.4 million as of December 31, 2011 and 2010, respectively.  The Company is generally able to mitigate some of the risk associated with these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of December 31, 2011 and 2010, the Company’s maximum exposure pursuant to buyback guarantees was $103.4 million and $102.1 million, respectively, including total guarantees issued by Genie of $45.4 million and $97.4 million, respectively. Included in the December 31, 2011 amount are guarantees issued by entities in the MHPS segment of $54.5 million. The Company is generally able to mitigate some of the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

See Note A – “Basis of Presentation – Revenue Recognition,” for a discussion of revenue recognition on arrangements with buyback guarantees.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheet of approximately $12 million and $19 million as of December 31, 2011 and 2010, respectively, for the estimated fair value of all guarantees provided.

There can be no assurance that the Company’s historical experience in used equipment markets will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

NOTE R – RELATED PARTY TRANSACTIONS

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

NOTE S – CONSOLIDATING FINANCIAL STATEMENTS

On January 18, 2011, the Company repaid the outstanding $297.6 million principal amount outstanding of its 7-3/8% Notes (see Note M - “Long-Term Obligations”).  As a result of the Company’s redemption of the 7-3/8% Notes, as of February 7, 2011, the 4% Convertible Notes, 8% Notes and 10-7/8% Notes were jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): A.S.V., Inc., CMI Terex Corporation, Duvalpilot Equipment Outfitters, LLC, Fantuzzi Noell USA, Inc., Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., GFS National, Inc., Loegering Mfg. Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Schaeff Incorporated, Schaeff of North America, Inc., Terex Advance Mixer, Inc., Terex Aerials, Inc., Terex Financial Services, Inc., Terex South Dakota, Inc., Terex USA, LLC, Terex Utilities, Inc. and Terex Washington, Inc.  All of the guarantees are full and unconditional.  The guarantees of the Wholly-owned Guarantors are subject to release in limited circumstances only upon the occurrence of certain customary conditions. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 4% Convertible Notes, 8% Notes and 10-7/8% Notes.

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2011
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$336.9	$2,340.8	$4,654.9	$(828.0)	$6,504.6
Cost of goods sold	(300.8)	(2,040.5)	(4,031.0)	828.0	(5,544.3)
Gross profit	36.1	300.3	623.9	—	960.3
Selling, general and administrative expenses	(24.4)	(225.7)	(629.0)	—	(879.1)
Income (loss) from operations	11.7	74.6	(5.1)	—	81.2
Interest income	2.8	0.2	11.3	—	14.3
Interest expense	(92.2)	(0.1)	(42.6)	—	(134.9)
(Loss) income from subsidiaries	44.6	—	—	(44.6)	—
Loss on early extinguishment of debt	(7.7)	—	—	—	(7.7)
Other income (expense) - net	90.0	(12.9)	54.5	—	131.6
Income (loss) from continuing operations before income taxes	49.2	61.8	18.1	(44.6)	84.5
(Provision for) benefit from income taxes	(1.7)	(22.2)	(26.5)	—	(50.4)
Income (loss) from continuing operations	47.5	39.6	(8.4)	(44.6)	34.1
Income from discontinued operations - net of tax	—	—	5.8	—	5.8
Loss on disposition of discontinued operations - net of tax	(2.3)	—	3.1	—	0.8
Net income (loss)	45.2	39.6	0.5	(44.6)	40.7
Net loss attributable to noncontrolling interest	—	—	4.5	—	4.5
Net income (loss) attributable to Terex Corporation	$45.2	$39.6	$5.0	$(44.6)	$45.2

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2010
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$218.9	$1,619.5	$3,141.1	$(561.3)	$4,418.2
Cost of goods sold	(200.7)	(1,438.3)	(2,737.6)	561.3	(3,815.3)
Gross profit	18.2	181.2	403.5	—	602.9
Selling, general and administrative expenses	(80.7)	(187.1)	(408.9)	—	(676.7)
Loss from operations	(62.5)	(5.9)	(5.4)	—	(73.8)
Interest income	1.2	0.3	8.3	—	9.8
Interest expense	(111.6)	(6.0)	(27.8)	—	(145.4)
Income (loss) from subsidiaries	337.9	—	—	(337.9)	—
Loss on early extinguishment of debt	(1.4)	—	—	—	(1.4)
Other expense - net	4.2	0.6	(32.3)	—	(27.5)
(Loss) income from continuing operations before income taxes	167.8	(11.0)	(57.2)	(337.9)	(238.3)
Benefit from (provision for) income taxes	61.2	4.0	(38.4)	—	26.8
(Loss) income from continuing operations	229.0	(7.0)	(95.6)	(337.9)	(211.5)
Loss from discontinued operations – net of tax	(3.5)	(2.3)	(9.5)	—	(15.3)
Gain on disposition of discontinued operations - net of tax	133.0	76.9	379.4	—	589.3
Net income (loss)	358.5	67.6	274.3	(337.9)	362.5
Net income attributable to noncontrolling interest	—	—	(4.0)	—	(4.0)
Net income (loss) attributable to Terex Corporation	$358.5	$67.6	$270.3	$(337.9)	$358.5

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2009
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$135.8	$1,200.1	$2,805.9	$(283.4)	$3,858.4
Cost of goods sold	(143.9)	(1,209.3)	(2,491.6)	283.4	(3,561.4)
Gross profit	(8.1)	(9.2)	314.3	—	297.0
Selling, general and administrative expenses	(63.8)	(213.7)	(421.2)	—	(698.7)
Loss from operations	(71.9)	(222.9)	(106.9)	—	(401.7)
Interest income	1.1	0.2	3.6	—	4.9
Interest expense	(84.6)	(8.5)	(26.3)	—	(119.4)
Income (loss) from subsidiaries	(274.6)	—	—	274.6	—
Loss on early extinguishment of debt	(3.3)	—	—	—	(3.3)
Other expense - net	1.2	3.8	(9.3)	—	(4.3)
(Loss) income from continuing operations before income taxes	(432.1)	(227.4)	(138.9)	274.6	(523.8)
Benefit from income taxes	61.9	32.3	23.2	—	117.4
(Loss) income from continuing operations	(370.2)	(195.1)	(115.7)	274.6	(406.4)
Income (loss) from discontinued operations – net of tax	(17.4)	(2.6)	41.7	—	21.7
Loss on disposition of discontinued operations - net of tax	(10.8)	(1.8)	—	—	(12.6)
Net (loss) income	(398.4)	(199.5)	(74.0)	274.6	(397.3)
Net income attributable to noncontrolling interest	—	(0.5)	(0.6)	—	(1.1)
Net (loss) income attributable to Terex Corporation	$(398.4)	$(200.0)	$(74.6)	$274.6	$(398.4)

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2011
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$264.0	$2.3	$507.8	$—	$774.1
Investments in marketable securities	2.1	—	0.9	—	3.0
Trade receivables - net	32.0	229.1	917.0	—	1,178.1
Intercompany receivables	6.9	118.3	74.8	(200.0)	—
Inventories	72.0	381.3	1,304.8	—	1,758.1
Other current assets	76.7	37.4	186.1	—	300.2
Total current assets	453.7	768.4	2,991.4	(200.0)	4,013.5
Property, plant and equipment - net	62.8	109.6	663.1	—	835.5
Goodwill	—	149.6	1,109.2	—	1,258.8
Non-current intercompany receivables	1,272.8	35.0	40.3	(1,348.1)	—
Investment in and advances to (from) subsidiaries	2,475.5	(833.1)	4,922.3	(6,505.6)	59.1
Other assets	113.5	186.2	584.1	—	883.8
Total assets	$4,378.3	$415.7	$10,310.4	$(8,053.7)	$7,050.7

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$4.6	$0.1	$72.3	$—	$77.0
Trade accounts payable	29.6	164.7	570.3	—	764.6
Intercompany payables	(42.0)	49.3	192.7	(200.0)	—
Accruals and other current liabilities	95.8	122.6	831.7	—	1,050.1
Total current liabilities	88.0	336.7	1,667.0	(200.0)	1,891.7
Long-term debt, less current portion	1,005.5	1.8	1,216.1	—	2,223.4
Non-current intercompany payables	1,199.5	(1,154.1)	1,302.7	(1,348.1)	—
Other non-current liabilities	178.9	37.8	534.4	—	751.1
Total stockholders’ equity	1,906.4	1,193.5	5,590.2	(6,505.6)	2,184.5
Total liabilities and stockholders’ equity	$4,378.3	$415.7	$10,310.4	$(8,053.7)	$7,050.7

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2010
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$164.2	$2.0	$728.0	$—	$894.2
Investments in marketable securities	520.9	0.5	—	—	521.4
Trade receivables - net	22.9	208.7	550.9	—	782.5
Intercompany receivables	9.5	93.1	44.1	(146.7)	—
Inventories	66.0	342.7	1,040.0	—	1,448.7
Other current assets	154.7	37.1	130.3	—	322.1
Total current assets	938.2	684.1	2,493.3	(146.7)	3,968.9
Property, plant and equipment - net	54.6	112.5	406.4	—	573.5
Goodwill	—	154.1	338.8	—	492.9
Non-current intercompany receivables	709.3	48.6	39.1	(797.0)	—
Investment in and advances to (from) subsidiaries	2,761.7	(504.3)	2,721.5	(4,950.2)	28.7
Other assets	69.6	187.3	195.5	—	452.4
Total assets	$4,533.4	$682.3	$6,194.6	$(5,893.9)	$5,516.4
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$297.2	$0.2	$49.4	$—	$346.8
Trade accounts payable	24.9	130.3	414.8	—	570.0
Intercompany payables	43.1	26.5	77.1	(146.7)	—
Accruals and other current liabilities	127.6	87.2	542.6	—	757.4
Total current liabilities	492.8	244.2	1,083.9	(146.7)	1,674.2
Long-term debt, less current portion	879.6	119.3	340.6	—	1,339.5
Non-current intercompany payables	943.7	(928.6)	781.9	(797.0)	—
Other non-current liabilities	134.1	52.1	205.1	—	391.3
Total stockholders’ equity	2,083.2	1,195.3	3,783.1	(4,950.2)	2,111.4
Total liabilities and stockholders’ equity	$4,533.4	$682.3	$6,194.6	$(5,893.9)	$5,516.4

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2011
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities of continuing operations	$(539.3)	$29.6	$528.8	$—	$19.1
Cash flows from investing activities
Capital expenditures	(10.4)	(22.5)	(46.2)	—	(79.1)
Acquisition of business, net of cash acquired	—	(2.0)	(1,033.2)	—	(1,035.2)
Proceeds from disposition of discontinued operations	—	—	0.5	—	0.5
Investments in derivative securities	(16.1)	—	—	—	(16.1)
Proceeds from sale of assets	531.8	0.1	7.7	—	539.6
Other investing activities, net	—	—	(2.2)	—	(2.2)
Net cash (used in) provided by investing activities of continuing operations	505.3	(24.4)	(1,073.4)	—	(592.5)
Cash flows from financing activities
Principal repayments of debt	(298.8)	(0.5)	(144.9)	—	(444.2)
Proceeds from issuance of debt	455.5	1.9	469.3	—	926.7
Payment of debt issuance cost	(26.6)	—	—	—	(26.6)
Purchase of noncontrolling interest	—	(6.3)	—	—	(6.3)
Other financing activities, net	3.7	—	0.9	—	4.6
Net cash provided by (used in) financing activities of continuing operations	133.8	(4.9)	325.3	—	454.2
Cash flows from discontinued operations
Net cash used in operating activities of discontinued operations	—	—	—	—	—
Net cash provided by investing activities of discontinued operations	—	—	—	—	—
Net cash provided by financing activities of discontinued operations	—	—	—	—	—
Net cash used in discontinued operations	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.9)	—	(0.9)
Net increase (decrease) in cash and cash equivalents	99.8	0.3	(220.2)	—	(120.1)
Cash and cash equivalents, beginning of period	164.2	2.0	728.0	—	894.2
Cash and cash equivalents, end of period	$264.0	$2.3	$507.8	$—	$774.1

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2010
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(471.9)	$65.6	$(203.8)	$—	$(610.1)
Cash flows from investing activities
Capital expenditures	(8.7)	(10.6)	(35.7)	—	(55.0)
Acquisition of business	(12.8)	—	—	—	(12.8)
Investments in and advances to affiliates	(14.6)	—	(4.7)	—	(19.3)
Proceeds from disposition of discontinued operations	294.8	—	707.2	—	1,002.0
Investments in derivative securities	(21.1)	—	—	—	(21.1)
Proceeds from sale of assets	2.4	1.4	6.2	—	10.0
Net cash provided by (used in) investing activities of continuing operations	240.0	(9.2)	673.0	—	903.8
Cash flows from financing activities
Principal repayments of debt	(159.3)	(51.6)	(154.6)	—	(365.5)
Proceeds from issuance of debt	—	—	73.9	—	73.9
Payment of debt issuance cost	(6.0)	(0.8)	(1.0)	—	(7.8)
Purchase of noncontrolling interest	—	—	(12.9)	—	(12.9)
Distributions to noncontrolling interest	—	(0.2)	(3.2)	—	(3.4)
Other financing activities, net	1.3	(0.1)	(1.2)	—	—
Net cash used in financing activities of continuing operations	(164.0)	(52.7)	(99.0)	—	(315.7)
Cash flows from discontinued operations
Net cash used in operating activities of discontinued operations	(19.3)	(2.2)	(31.6)	—	(53.1)
Net cash provided by investing activities of discontinued operations	—	—	0.1	—	0.1
Net cash provided by financing activities of discontinued operations	—	—	—	—	—
Net cash used in discontinued operations	(19.3)	(2.2)	(31.5)	—	(53.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.0)	—	(2.0)
Net (decrease) increase in cash and cash equivalents	(415.2)	1.5	336.7	—	(77.0)
Cash and cash equivalents, beginning of period	579.4	0.5	391.3	—	971.2
Cash and cash equivalents, end of period	$164.2	$2.0	$728.0	$—	$894.2

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2009
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(35.5)	$(12.1)	$7.0	$—	$(40.6)
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	—	(9.8)	—	(9.8)
Capital expenditures	(11.4)	(7.4)	(31.6)	—	(50.4)
Proceeds from sale of assets	0.2	1.2	4.7	—	6.1
Net cash used in investing activities	(11.2)	(6.2)	(36.7)	—	(54.1)
Cash flows from financing activities
Principal repayments of debt	(527.8)	(2.5)	(154.7)	—	(685.0)
Proceeds from issuance of debt	1,035.5	—	78.8	—	1,114.3
Proceeds from issuance of common stock	156.3	—	—	—	156.3
Payment of debt issuance costs	(17.2)	—	—	—	(17.2)
Purchase of noncontrolling interest	—	(1.7)	—	—	(1.7)
Distributions to noncontrolling interest	—	(1.0)	(6.1)	—	(7.1)
Other financing activities, net	0.6	—	(1.4)	—	(0.8)
Net cash provided by (used in) financing activities	647.4	(5.2)	(83.4)	—	558.8
Cash flows from discontinued operations
Net cash (used in) provided by operating activities of discontinued operations	(22.6)	19.2	6.3	—	2.9
Net cash used in investing activities of discontinued operations	(0.2)	(0.4)	(6.4)	—	(7.0)
Net cash used in financing activities of discontinued operations	—	(0.2)	—	—	(0.2)
Net cash provided by (used in) discontinued operations	(22.8)	18.6	(0.1)	—	(4.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	27.0	—	27.0
Net increase (decrease) in cash and cash equivalents	577.9	(4.9)	(86.2)	—	486.8
Cash and cash equivalents, beginning of period	1.5	5.4	477.5	—	484.4
Cash and cash equivalents, end of period	$579.4	$0.5	$391.3	$—	$971.2

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Amounts in millions)

		Additions
	Balance Beginning of Year	Charges to Earnings	Other (1)	Deductions (2)	Balance End of Year
Year ended December 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$46.8	$13.6	$(9.0)	$(8.9)	$42.5
Reserve for inventory	106.7	53.4	(1.8)	(38.2)	120.1
Valuation allowances for deferred tax assets	157.6	18.1	7.6	—	183.3
Totals	$311.1	$85.1	$(3.2)	$(47.1)	$345.9
Year ended December 31, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$60.1	$12.3	$(9.5)	$(16.1)	$46.8
Reserve for inventory	110.8	44.6	(6.3)	(42.4)	106.7
Valuation allowances for deferred tax assets	134.6	35.1	(12.1)	—	157.6
Totals	$305.5	$92.0	$(27.9)	$(58.5)	$311.1
Year ended December 31, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$58.0	$21.4	$(1.5)	$(17.8)	$60.1
Reserve for inventory	83.9	61.1	1.6	(35.8)	110.8
Valuation allowances for deferred tax assets	64.1	21.6	48.9	—	134.6
Totals	$206.0	$104.1	$49.0	$(53.6)	$305.5

(1)	Primarily represents the impact of foreign currency exchange and purchase accounting adjustments for deferred tax assets.

(2)	Primarily represents the utilization of established reserves, net of recoveries.