Form 10-Q
period 2012-03-31
TEREX CORP
filed 2012-04-30
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

F O R M   10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of outstanding shares of common stock:  110.4 million as of April 26, 2012.

The Exhibit Index begins on page 58.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of March 31, 2012 unless specifically noted otherwise, and includes financial information with respect to the subsidiaries of the Company listed below (all of which are wholly-owned) which were guarantors on March 31, 2012 (the “Guarantors”) of the Company’s 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”), its 10-7/8% Senior Notes due 2016 (the “10-7/8% Notes”), its 8% Senior Subordinated Notes Due 2017 (the “8% Notes”) and its 6-1/2% Senior Notes Due 2020 (the “6-1/2% Notes”).  See Note P – “Consolidating Financial Statements” to the Company’s March 31, 2012 Condensed Consolidated Financial Statements included in this Quarterly Report. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Uncertainties.”  In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

•	Our business is cyclical and weak general economic conditions affect the sales of our products and financial results;

•	our ability to successfully integrate acquired businesses, including the recent acquisition of Demag Cranes AG;

•	our ability to access the capital markets to raise funds and provide liquidity;

•	our business is sensitive to government spending;

•	our business is very competitive and is affected by our cost structure, pricing, product initiatives and other actions taken by competitors;

•	we have suffered losses from operations in the past and may suffer further losses from operations;

•	a material disruption to one of our significant facilities;

•	our retention of key management personnel;

•	the financial condition of suppliers and customers, and their continued access to capital;

•	our providing financing and credit support for some of our customers;

•	we may experience losses in excess of recorded reserves;

•	the carrying value of our goodwill and other indefinite-lived intangible assets could become impaired;

•	our ability to obtain parts and components from suppliers on a timely basis at competitive prices;

•	our ability to timely manufacture and deliver products to customers;

•	the need to comply with restrictive covenants contained in our debt agreements;

•	our ability to generate sufficient cash flow to service our debt obligations and operate our business;

•	our business is global and subject to changes in exchange rates between currencies, regional economic conditions and trade restrictions;

•	our operations are subject to a number of potential risks, including changing regulatory environments, the Foreign Corrupt Practices Act and other similar laws, and political instability;

•	possible work stoppages and other labor matters;

•	compliance with changing laws and regulations; particularly environmental and tax laws and regulations;

•	litigation, product liability claims, patent claims, class action lawsuits and other liabilities;

•	our ability to comply with an injunction and related obligations resulting from the settlement of an investigation by the United States Securities and Exchange Commission (“SEC”);

•	our implementation of a global enterprise system and its performance; and

•	other factors.

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

The forward-looking statements and prospective financial information included in this Form 10-Q have been prepared by, and are the responsibility of, Terex management. PricewaterhouseCoopers LLP (“PwC") has not performed any procedures with respect to the accompanying forward-looking statements and prospective financial information and, accordingly, PwC does not express an opinion or any other form of assurance with respect thereto.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2012	2011
Net sales	$1,819.4	$1,256.2
Cost of goods sold	(1,488.6)	(1,089.0)
Gross profit	330.8	167.2
Selling, general and administrative expenses	(267.0)	(176.5)
Income (loss) from operations	63.8	(9.3)
Other income (expense)
Interest income	2.6	2.1
Interest expense	(40.5)	(28.2)
Loss on early extinguishment of debt	—	(6.3)
Other income (expense) – net	4.5	51.9
Income (loss) from continuing operations before income taxes	30.4	10.2
(Provision for) benefit from income taxes	(8.8)	(6.0)
Income (loss) from continuing operations	21.6	4.2
Income (loss) from discontinued operations – net of tax	2.5	6.4
Gain (loss) on disposition of discontinued operations – net of tax	—	0.3
Net income (loss)	24.1	10.9
Net loss (income) attributable to noncontrolling interest	(1.1)	0.8
Net income (loss) attributable to Terex Corporation	$23.0	$11.7
Amounts attributable to Terex Corporation common stockholders:
Income (loss) from continuing operations	$20.5	$5.0
Income (loss) from discontinued operations – net of tax	2.5	6.4
Gain (loss) on disposition of discontinued operations – net of tax	—	0.3
Net income (loss) attributable to Terex Corporation	$23.0	$11.7
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.19	$0.05
Income (loss) from discontinued operations – net of tax	0.02	0.06
Gain (loss) on disposition of discontinued operations – net of tax	—	—
Net income (loss) attributable to Terex Corporation	$0.21	$0.11
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.18	$0.04
Income (loss) from discontinued operations – net of tax	0.02	0.06
Gain (loss) on disposition of discontinued operations – net of tax	—	—
Net income (loss) attributable to Terex Corporation	$0.20	$0.10
Weighted average number of shares outstanding in per share calculation
Basic	109.9	109.2
Diluted	114.3	116.6
Comprehensive income (loss)	91.1	76.4
Comprehensive loss (income) attributable to noncontrolling interest	(1.1)	0.8
Comprehensive income (loss) attributable to Terex Corporation	$90.0	$77.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$973.2	$774.1
Trade receivables (net of allowance of $37.8 and $42.5 at March 31, 2012 and December 31, 2011, respectively)	1,210.0	1,178.1
Inventories	1,827.0	1,758.1
Deferred taxes	74.7	81.8
Other current assets	207.6	221.4
Total current assets	4,292.5	4,013.5
Non-current assets
Property, plant and equipment - net	837.1	835.5
Goodwill	1,286.3	1,258.8
Intangible assets - net	510.7	519.5
Deferred taxes	67.9	70.2
Other assets	351.8	353.2
Total assets	$7,346.3	$7,050.7

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$243.3	$77.0
Trade accounts payable	818.9	764.6
Accrued compensation and benefits	207.1	222.3
Accrued warranties and product liability	106.5	111.0
Customer advances	228.0	223.2
Income taxes payable	65.8	185.3
Other current liabilities	308.3	308.3
Total current liabilities	1,977.9	1,891.7
Non-current liabilities
Long-term debt, less current portion	2,365.2	2,223.4
Retirement plans	345.6	344.6
Other non-current liabilities	388.1	406.5
Total liabilities	5,076.8	4,866.2
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 122.7 and 121.9 shares at March 31, 2012 and December 31, 2011, respectively	1.2	1.2
Additional paid-in capital	1,269.5	1,271.8
Retained earnings	1,384.9	1,361.9
Accumulated other comprehensive income (loss)	(62.4)	(129.4)
Less cost of shares of common stock in treasury – 13.0 and 13.1 shares at March 31, 2012 and December 31, 2011, respectively	(596.5)	(599.1)
Total Terex Corporation stockholders’ equity	1,996.7	1,906.4
Noncontrolling interest	272.8	278.1
Total stockholders’ equity	2,269.5	2,184.5
Total liabilities and stockholders’ equity	$7,346.3	$7,050.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2012	2011
Operating Activities of Continuing Operations
Net income	$24.1	$10.9
Adjustments to reconcile net income to net cash used in operating activities of continuing operations:
Discontinued operations	(2.5)	(6.7)
Depreciation and amortization	38.8	26.2
Deferred taxes	8.8	8.2
Gain on sale of assets	(5.8)	(51.8)
Stock-based compensation expense	5.7	5.6
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(8.4)	(94.4)
Inventories	(67.0)	(106.1)
Trade accounts payable	60.5	38.2
Other assets and liabilities	(147.6)	75.9
Other operating activities, net	14.9	17.4
Net cash used in operating activities of continuing operations	(78.5)	(76.6)
Investing Activities of Continuing Operations
Capital expenditures	(19.6)	(13.4)
Proceeds from sale of assets	2.8	166.1
Other investing activities, net	(4.4)	—
Net cash (used in) provided by investing activities of continuing operations	(21.2)	152.7
Financing Activities of Continuing Operations
Principal repayments of debt	(14.3)	(311.3)
Proceeds from issuance of debt	308.5	26.3
Payment of debt issuance costs	(5.0)	—
Distributions to noncontrolling interest	(4.8)	—
Other financing activities, net	2.2	3.6
Net cash provided by (used in) financing activities of continuing operations	286.6	(281.4)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	12.2	34.8
Net Increase (Decrease) in Cash and Cash Equivalents	199.1	(170.5)
Cash and Cash Equivalents at Beginning of Period	774.1	894.2
Cash and Cash Equivalents at End of Period	$973.2	$723.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)
NOTE A – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2011 has been derived from and should be read in conjunction with the audited Consolidated Balance Sheet as of that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012.

Cash and cash equivalents at March 31, 2012 and December 31, 2011 include $12.0 million and $14.2 million, respectively, which was not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

On August 16, 2011, the Company acquired a majority interest in the shares of Demag Cranes AG. The results of Demag Cranes AG comprise the Material Handling & Port Solutions (“MHPS”) segment since the date of acquisition. See Note H - “Acquisitions.”

Reclassification. Certain prior year amounts have been reclassified to conform to the current year’s presentation. Effective July 1, 2011, the Company’s bridge inspection equipment business, which was formerly included in the Construction segment, is now included in the Aerial Work Platforms (“AWP”) segment.  The Company has changed the presentation of its Consolidated Statement of Cash Flows. Certain borrowings and repayments of debt have been reported on a gross basis; these cash flows were reported on a net basis previously. The Company has reclassified the impact of certain non-cash items on Trade receivables and Inventories and has also combined certain line items within the operating activities section of the Consolidated Statement of Cash Flows. The Company believes that these changes provide a clearer presentation of the Company’s cash flows.

Recent Accounting Pronouncements.  In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amended Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” This guidance addresses efforts to achieve convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This guidance was effective for the Company in its interim and annual reporting periods beginning January 1, 2012. Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amended previous comprehensive income guidance. This accounting update eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” (“ASU-2011-12”). ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 and 2011-12 were effective for the Company on January 1, 2012. Since the provisions of ASU 2011-05 and 2011-12 are presentation related only, adoption of ASU 2011-05 and 2011-12 did not have a significant impact on the determination or reporting of the Company’s financial results.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for annual and interim reporting periods beginning on or after January 1, 2013. Adoption of this guidance is not expected to have a significant impact on the determination or reporting of the Company's financial results.

Accounts Receivable and Allowance for Doubtful Accounts.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical customer review and current financial conditions.  The Company reviews its allowance for doubtful accounts at least quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectibility.  All other balances are reviewed on a pooled basis by type of receivable.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  There can be no assurance that the Company’s historical accounts receivable collection experience will be indicative of future results.  The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note N - “Litigation and Contingencies.”  Substantially all receivables were trade receivables at March 31, 2012 and December 31, 2011.

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value.  Future cash flow projections include assumptions for future sales levels and the level of working capital needed to support each business.  The Company uses data developed by business segment management as well as macroeconomic data in making these calculations.  The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset.  The Company recognized $0.9 million and $0.1 million of asset impairments for the three months ended March 31, 2012 and 2011, respectively.

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

Determining which category an asset or liability falls within this hierarchy requires judgment.  The Company evaluates its hierarchy disclosures each quarter. Certain balances included in Cash and cash equivalents are invested in money market accounts and/or certificates of deposit. Given the short term and liquid nature of these balances, the Company believes that carrying value approximates fair value for these amounts.

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Three Months Ended
March 31, 2012
Balance at beginning of period	$134.1
Accruals for warranties issued during the period	17.9
Changes in estimates	(0.9)
Settlements during the period	(20.6)
Foreign exchange effect/other	2.8
Balance at end of period	$133.3

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

The AWP segment designs, manufactures, refurbishes, services and markets aerial work platform equipment, telehandlers, light towers, bridge inspection equipment and utility equipment as well as their related replacement parts and components. Customers use these products to construct and maintain industrial, commercial and residential buildings and facilities, construct and maintain utility and telecommunication lines, trim trees, in construction and foundation drilling applications and for other commercial operations, as well as in a wide range of infrastructure projects. Effective July 1, 2011, the Company’s bridge inspection equipment, which was formerly included in the Construction segment, is now included in the AWP segment. The historical results have been reclassified to give effect to this change.

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

Business segment information is presented below (in millions):

	Three Months Ended March 31,
	2012	2011
Net Sales
AWP	$513.4	$378.2
Construction	363.1	341.5
Cranes	419.4	398.3
MHPS	367.5	—
MP	169.2	152.2
Corporate and Other / Eliminations	(13.2)	(14.0)
Total	$1,819.4	$1,256.2
Income (loss) from Operations
AWP	$42.6	$5.7
Construction	—	(3.2)
Cranes	7.3	(22.5)
MHPS	2.9	—
MP	15.3	12.3
Corporate and Other / Eliminations	(4.3)	(1.6)
Total	$63.8	$(9.3)

	March 31, 2012	December 31, 2011
Identifiable Assets
AWP	$992.0	$1,039.5
Construction	1,223.2	1,232.3
Cranes	2,107.6	2,137.8
MHPS	2,286.6	2,204.0
MP	975.3	928.7
Corporate and Other / Eliminations	(238.4)	(491.6)
Total	$7,346.3	$7,050.7

NOTE C – INCOME TAXES

During the three months ended March 31, 2012, the Company recognized income tax expense of $8.8 million on income of $30.4 million, an effective tax rate of 28.9% as compared to income tax expense of $6.0 million on income of $10.2 million, an effective tax rate of 58.8%, for the three months ended March 31, 2011.  The lower effective tax rate for the three months ended March 31, 2012 was primarily attributable to losses that did not produce tax benefits having a lower impact in the current period than in the prior year period as the amount of income from continuing operations before income taxes was greater in the current year period.

The Company conducts business globally and the Company and its subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions, as required. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Germany, Italy, the United Kingdom and the U.S. Various entities of the Company are currently under audit in Australia, Germany, Italy, the United Kingdom, the U.S. and elsewhere. With a few exceptions, including certain subsidiaries in Germany that are under audit, the statute of limitations for the Company and its subsidiaries has expired for tax years prior to 2007. The Company assesses uncertain tax positions for recognition, measurement and effective settlement. Where the Company has determined that its tax return filing position does not satisfy the more likely than not recognition threshold of ASC 740, “Income Taxes,” it has recorded no tax benefits. Where the Company has determined that its tax return filing positions are more likely than not to be sustained, the Company has measured and recorded the largest amount of tax benefit greater than 50% likely to be realized. The Company recognizes accrued interest and penalties, if any, related to income taxes as (Provision for) benefit from income taxes in its Condensed Consolidated Statement of Comprehensive Income.

The Company evaluates each reporting period whether it is reasonably possible that material changes to its uncertain tax position liability could occur in the next twelve months.  It is hard to predict which uncertain tax positions, if any, may be challenged by tax authorities. The timing and impact of income tax audits and their resolution is highly uncertain.  New laws and judicial decisions can change assessments concerning technical merit and measurement.  It is not possible to determine with any degree of certainty the amounts or periods in which changes to reserves for uncertain tax positions will occur.  Changes may occur as a result of uncertain tax positions being re-measured, effectively settled, paid, divested as the result of a change in the accounting rules, tax law or judicial decision, or due to the extension or expiration of the relevant statute of limitations.

The Company evaluates the net realizable value of its deferred tax assets each reporting period. The Company considers all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets. Historical information is supplemented by currently available information about future tax years. Realization requires sufficient taxable income of the appropriate character to use each deferred tax asset. The Company records a valuation allowance for any deferred tax asset for which realization is assessed as not more likely than not. In particular, the following was considered during the assessment of deferred tax asset realization: (i) estimates of future taxable income generated from various sources, including the continued recovery of operations in the U.S. and the United Kingdom and anticipated future recovery in Brazil, (ii) the reversal of taxable temporary differences, (iii) increased profitability due to cost reductions in recent years, and (iv) the anticipated combination of certain businesses in the United Kingdom, all of which were weighed against losses in late 2008 through 2010 in the U.S. and the United Kingdom and 2011 losses in Brazil. If the current estimates of future taxable income are not realized or future estimates of taxable income are reduced, then the assessment regarding the realization of deferred tax assets in certain jurisdictions, including the U.S., the United Kingdom and Brazil could change and have a material impact on the Condensed Consolidated Statement of Comprehensive Income.

Except for certain amounts related to Demag Cranes AG, including its U.S. subsidiaries, the Company does not provide for foreign income and withholding, U.S. Federal, or state income taxes or tax benefits on its investment in foreign subsidiaries because the related financial reporting basis over the tax basis of those investments is indefinitely reinvested. The Company reviews its plan to indefinitely reinvest during each reporting period. In making its decision to indefinitely reinvest, the Company evaluates its plans of reinvestment, its ability to control repatriation, and the need, if any, to repatriate funds to support U.S. operations. If the assessment of the Company with respect to investments in its foreign subsidiaries changes, deferred U.S. income taxes, foreign income taxes, and foreign withholding taxes may have to be accrued. The Company records deferred tax assets and liabilities on the temporary differences between the financial statement basis and the tax basis in the investment in subsidiaries when such deferred taxes are required to be recognized. Where appropriate, the Company does not accrue deferred income taxes on the temporary difference between book and tax basis in domestic subsidiaries. At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the investment in subsidiaries is not practical.

With the exception of goodwill, the Company recorded deferred taxes on differences between the book and tax bases of Demag Cranes AG assets and liabilities acquired. In general, acquired goodwill in a non-taxable business combination is not amortized and not deductible for tax purposes. The Company is evaluating whether deferred income taxes should be provided for temporary differences related to investments in Demag Cranes AG subsidiaries that existed on August 16, 2011. Based on the Company’s current assessment, it believes, with limited exceptions, including the Demag Cranes AG investment in its U.S. subsidiaries, that such amounts remain indefinitely reinvested and that deferred taxes do not need to be provided. As of the date of acquisition, the Company determined that the temporary difference related to the Demag Cranes AG investment in its U.S. subsidiaries was not indefinitely reinvested and recorded a deferred tax liability.

NOTE D – DISCONTINUED OPERATIONS

On February 19, 2010, the Company completed the disposition of its Mining business to Bucyrus International, Inc. (“Bucyrus”)
and received approximately $1 billion in cash and approximately 5.8 million shares of Bucyrus common stock.  Following this transaction, the Company has invested in acquisitions and its current businesses and focused on products and services where it can maintain and build a strong market presence.  The products divested by the Company in the transaction included hydraulic mining excavators, high capacity surface mining trucks, track and rotary blasthole drills, drill tools and highwall mining equipment, as well as the related parts and aftermarket service businesses, including the Company-owned distribution locations.  The Company recorded a cumulative gain on the sale of its Mining business of approximately $607 million, net of tax through March 31, 2012.  During the three months ended March 31, 2012, the Company paid taxes of approximately $124 million related to the sale of its Mining business, which has been included in operating cash flows. The Company is involved in a dispute with Bucyrus regarding the calculation of the value of the net assets of the Mining business.  Bucyrus has provided the Company with their calculation of the net asset value of the Mining business, which seeks a payment of approximately $149 million from the Company to Bucyrus.  The Company believes that the Bucyrus calculation of the net asset value is incorrect and not in accordance with the terms of the definitive agreement.  The Company has objected to Bucyrus’ calculation and has provided Bucyrus with its calculation of the net asset value, which does not require any payment from the Company to Bucyrus.  The Company initiated a court proceeding on October 29, 2010 in the Supreme Court of the State of New York, County of New York, to enforce and protect its rights under the definitive agreement for the Mining business sale.  On April 17, 2012, the appellate court in New York granted the Company’s motion for summary judgment agreeing with the Company's interpretation of the definitive agreement with respect to the process for calculating the value of the net assets of the Mining business.

Accordingly, the Company continues to believe its calculation of the net asset value, not requiring any payment from the Company to Bucyrus, is correct and the court’s ruling reinforces the Company’s belief. Therefore, the Company has not included the effects of the Bucyrus claim in the determination of the gain recognized in connection with the sale. While the Company believes Bucyrus’ position is without merit and it will continue to vigorously oppose it, no assurance can be given as to the final resolution of this dispute.

During the three months ended March 31, 2011, the Company sold approximately 1.8 million shares of Bucyrus common stock for net proceeds of $165.8 million, resulting in a gain of $51.6 million, which was recorded in Other income (expense) in the Condensed Consolidated Statement of Comprehensive Income. As of March 31, 2012, the Company had no shares of Bucyrus stock remaining.

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (in millions):

	Three Months Ended
	March 31,
	2012	2011
Net sales	$—	$—
Loss from discontinued operations before income taxes	$—	$—
(Provision for) benefit from income taxes	2.5	6.4
(Loss) income from discontinued operations – net of tax	$2.5	$6.4

(Loss) gain on disposition of discontinued operations	$—	$0.2
Benefit from (provision for) income taxes	—	0.1
(Loss) gain on disposition of discontinued operations – net of tax	$—	$0.3

During the three months ended March 31, 2012 and 2011, a tax benefit of $2.5 million and $6.4 million, respectively was recognized in discontinued operations for the resolution of uncertain tax positions for pre-divestiture years in the Mining business. During the three months ended March 31, 2011, the Company recorded a $0.3 million gain on the sale of its Mining business. No assets and liabilities were remaining in discontinued operations entities in the Condensed Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011.

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended March 31,
	2012	2011
Net income (loss) from continuing operations attributable to Terex Corporation common stockholders	$20.5	$5.0
Income (loss) from discontinued operations-net of tax	2.5	6.4
Gain on disposition of discontinued operations-net of tax	—	0.3
Net income (loss) attributable to Terex Corporation	$23.0	$11.7
Basic shares:
Weighted average shares outstanding	109.9	109.2
Earnings per share - basic:
Income (loss) from continuing operations	$0.19	$0.05
Income (loss) from discontinued operations-net of tax	0.02	0.06
Gain (loss) on disposition of discontinued operations-net of tax	—	—
Net income (loss) attributable to Terex Corporation	$0.21	$0.11
Diluted shares:
Weighted average shares outstanding	109.9	109.2
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	4.4	7.4
Diluted weighted average shares outstanding	114.3	116.6
Earnings per share - diluted:
Income (loss) from continuing operations	$0.18	$0.04
Income (loss) from discontinued operations-net of tax	0.02	0.06
Gain on disposition of discontinued operations-net of tax	—	—
Net income (loss) attributable to Terex Corporation	$0.20	$0.10

The following table provides information to reconcile amounts reported on the Condensed Consolidated Statement of Comprehensive Income to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions):
Noncontrolling Interest Attributable to Common Stockholders

	Three Months Ended March 31,
	2012	2011
Income (loss) from continuing operations	$21.6	$4.2
Noncontrolling interest attributed to (income) loss from continuing operations	(1.1)	0.8
Income (loss) from continuing operations attributable to common stockholders	$20.5	$5.0

Weighted average options to purchase 0.2 million shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during the three months ended March 31, 2012 and 2011, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 0.2 million and 0.4 million shares were outstanding during the three months ended March 31, 2012 and 2011, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance.  ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

The 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”) described in Note L – “Long-Term Obligations” are dilutive to the extent the volume-weighted average price of the Common Stock for the period evaluated was greater than $16.25 per share and earnings from continuing operations were positive. The volume-weighted average price of the Common Stock was greater than $16.25 per share for the three months ended March 31, 2012 and 2011. The number of shares that were contingently issuable for the 4% Convertible Notes during the three months ended March 31, 2012 and 2011 was 3.5 million and 5.7 million, respectively.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2012	December 31, 2011
Finished equipment	$483.6	$465.2
Replacement parts	221.9	217.7
Work-in-process	535.4	508.7
Raw materials and supplies	586.1	566.5
Inventories	$1,827.0	$1,758.1

Reserves for lower of cost or market value, excess and obsolete inventory were $121.9 million and $120.1 million at March 31, 2012 and December 31, 2011, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	March 31, 2012	December 31, 2011
Property	$125.9	$123.3
Plant	424.7	426.4
Equipment	698.5	690.4
Property, plant and equipment – gross	1,249.1	1,240.1
Less: Accumulated depreciation	(412.0)	(404.6)
Property, plant and equipment – net	$837.1	$835.5

NOTE H - ACQUISITIONS

2011 Acquisitions

Demag Cranes AG Acquisition

On August 16, 2011, the Company acquired approximately 81% of the shares of Demag Cranes AG at a price of €45.50 per share, for total cash consideration of approximately $1.1 billion, bringing the Company’s ownership to 82%. Demag Cranes AG is active in developing, planning, producing, distributing, and marketing industrial cranes and hoists and port technology, as well as providing services in these areas. Demag Cranes AG’s business is highly complementary to the Company’s existing business both in terms of product and geographical fit. The acquisition of Demag Cranes AG is consistent with the Company’s strategy to expand its position as a globally active manufacturer of machinery and industrial products in niche market segments.

In January 2012, the Company entered into a Domination and Profit and Loss Transfer Agreement (the “DPLA”) with Demag Cranes AG. The DPLA was approved by the Demag Cranes AG shareholders on March 16, 2012 and became effective following registration of the DPLA in the commercial register on April 18, 2012. Upon demand from outside shareholders of Demag Cranes AG, the Company will acquire their shares in return for €45.52 per share. As a result of this redeemable fixed price option held by noncontrolling shareholders, the equity related to the noncontrolling interest specific to this acquisition will be classified outside of permanent equity in all relevant future periods. Any outside shareholders of Demag Cranes AG that choose not to sell their shares to the Company will receive an annual guaranteed dividend in the gross amount of €3.33 per share (€3.04 net per share).

Net Assets Acquired
The Company has applied purchase accounting to Demag Cranes AG and the results of operations are included in the Company’s consolidated financial statements following the acquisition date. The application of purchase accounting under ASC 805 requires the recognition and measurement of the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The net assets and liabilities of Demag Cranes AG were recorded at their estimated fair value using Level 3 inputs. The noncontrolling interest was recorded at fair value using Level 1 inputs. See Note A - “Basis of Presentation,” for an explanation of Level 1 and 3 inputs. In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans, and appropriate discount and growth rates. The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the date of this filing to estimate the fair value of assets acquired and liabilities assumed. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Specifically, certain tax positions require further analysis and are not yet final. Thus, the provisional measurements of fair value reflected are subject to change and such changes could be significant. However, there were no significant adjustments to the provisional measurements of fair value in the current period. The Company expects to finalize the valuation and complete the purchase price adjustments as soon as practicable but no later than one-year from the acquisition date.

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

Assets acquired
Current assets	$603.1
Trade receivables	253.3
Property, plant and equipment	308.0
Intangible assets not subject to amortization	129.7
Intangible assets subject to amortization	302.3
Other assets	131.0
Goodwill	850.1
Total assets acquired	2,577.5

Liabilities assumed
Current liabilities, excluding current portion of long-term debt	509.0
Long-term debt	169.5
Postemployment benefit obligation	188.9
Other noncurrent liabilities	320.5
Total liabilities assumed	1,187.9
Net assets acquired	$1,389.6

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

Demag Cranes AG maintained change-in-control provisions with its employees that allowed for enhanced severance and benefit payments. Included in the assets acquired and liabilities assumed above are severance accruals of approximately $3.7 million. These severance payments are expected to be paid in 2012.

Unaudited Pro Forma Information

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

Three Months Ended
(in millions, except per share data)	March 31
2011
Net sales	$1,603.0
Net (loss) income attributable to Terex Corporation	$5.8
Basic earnings (loss) per share attributable to Terex Corporation common stockholders	$0.05
Diluted earnings (loss) per share attributable to Terex Corporation common stockholders	$0.05

Other 2011 Acquisitions

In May 2011, the Company completed a small acquisition in the MP segment that had an aggregate purchase price of less than $5 million. In October 2011, the Company completed a small acquisition in the AWP segment that had an aggregate purchase price of less than $25 million. These acquisitions did not have a material impact on the Company’s financial results.

NOTE I – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	Aerial Work Platforms	Construction	Cranes	Materials Handling & Port Solutions	Materials Processing	Total
Balance at December 31, 2011, gross	$154.7	$438.8	$206.0	$766.1	$198.0	$1,763.6
Accumulated impairment	(42.8)	(438.8)	—	—	(23.2)	(504.8)
Balance at December 31, 2011, net	111.9	—	206.0	766.1	174.8	1,258.8
Change in control of joint venture (1)	—	—	(4.6)	—	—	(4.6)
Foreign exchange effect and other	0.7	—	5.2	21.7	4.5	32.1
Balance at March 31, 2012, gross	155.4	438.8	206.6	787.8	202.5	1,791.1
Accumulated impairment	(42.8)	(438.8)	—	—	(23.2)	(504.8)
Balance at March 31, 2012, net	$112.6	$—	$206.6	$787.8	$179.3	$1,286.3

(1)	On March 1, 2012 the Company reduced its interest in a joint venture and, as a result, deconsolidated the business from its condensed consolidated financial statements.

Intangible assets, net were comprised of the following as of March 31, 2012 and December 31, 2011 (in millions):

		March 31, 2012			December 31, 2011
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	8	$84.8	$29.4	$55.4	$67.9	$17.4	$50.5
Customer Relationships	15	361.2	59.9	301.3	365.8	56.0	309.8
Land Use Rights	55	17.1	0.9	16.2	25.9	3.5	22.4
Other	8	52.1	34.4	17.7	64.5	44.5	20.0
Total definite-lived intangible assets		$515.2	$124.6	$390.6	$524.1	$121.4	$402.7

Indefinite-lived intangible assets:
Tradenames		$120.1			$116.8
Total indefinite-lived intangible assets		$120.1			$116.8

	Three Months Ended
(in millions)	2012	2011
Aggregate Amortization Expense	$10.9	$4.6

Estimated aggregate intangible asset amortization expense (in millions) for the next five years is as follows:

2012	$44.4
2013	$38.8
2014	$37.4
2015	$37.0
2016	$36.6

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

The Company has used and may use forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions.  The primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar.  The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of Accumulated other comprehensive income until the underlying hedged transactions are reported in the Company’s Condensed Consolidated Statement of Comprehensive Income.  The Company uses interest rate swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt and to fair value changes of fixed rate debt.  Primary exposure includes movements in the London Interbank Offer Rate (“LIBOR”).

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

In the Condensed Consolidated Statement of Comprehensive Income, the Company records hedging activity related to debt instruments in interest expense and hedging activity related to foreign currency in the accounts for which the hedged items are recorded.  On the Condensed Consolidated Statement of Cash Flows, the Company records cash flows from hedging activities in the same manner as it records the underlying item being hedged.

In November 2007, the Company entered into an interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment.  At March 31, 2012, the Company had $400.0 million notional amount of this interest rate swap agreement outstanding, which matures in 2017.  The fair market value of this swap at March 31, 2012 and December 31, 2011 was a gain of $37.7 million and $33.4 million, respectively, which is recorded in Other assets.

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

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At March 31, 2012, the Company had $909.2 million notional amount of currency exchange forward contracts outstanding, most of which mature on or before March 31, 2013.  The fair market value of these contracts at March 31, 2012 was a net loss of $0.2 million.  At March 31, 2012, $636.8 million notional amount ($0.7 million of fair value gains) of these forward contracts have been designated as, and are effective as, cash flow hedges of forecasted and specifically identified transactions.  During 2012 and 2011, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

The Company records the interest rate swap and foreign exchange contracts at fair value on a recurring basis.  The interest rate swap is categorized under Level 2 of the ASC 820 hierarchy and is recorded at March 31, 2012 and December 31, 2011 as an asset of $37.7 million and $33.4 million, respectively.  The foreign exchange contracts designated as hedging instruments are categorized under Level 1 of the ASC 820 hierarchy and are recorded at March 31, 2012 and December 31, 2011 as a liability of $0.2 million and $5.9 million, respectively.  See Note A - “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. The fair values of these foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date. The fair value of the interest rate swap agreement is based on LIBOR yield curves at the reporting date.  The fair values of these contracts are based on the contract rate specified at the anticipated contracts’ settlement date and quoted forward foreign exchange prices at the reporting date.

The Company had entered into a stockholders agreement with Bucyrus that contained certain restrictions, including providing for Terex’s commitment that it would not directly or indirectly sell or otherwise transfer its economic interest in the shares of Bucyrus stock received by it for a period of one year, subject to certain exceptions. As a result, in order to partially mitigate the risks associated with the shares of Bucyrus stock, the Company entered into derivative contracts using a basket of stocks whose prices had historically been highly correlated with the Bucyrus stock price.  During March 2010, the Company paid premiums of approximately $21 million to enter into derivative trades to mitigate the risk of approximately 95% of the notional value of the Bucyrus stock based on historic prices.  The one year lock-up contained in the stockholders agreement expired on February 19, 2011.  Substantially all of the derivative contracts purchased by the Company expired unexercised during the three months ended March 31, 2011. The Company recognized $0.3 million loss in Other income (expense) - net on the Condensed Consolidated Statement of Comprehensive Income related to these derivative contracts for the three months ended March 31, 2011.

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

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	March 31, 2012	December 31, 2011
Foreign exchange contracts	Other current assets	$7.6	$7.1
Interest rate contract	Other assets	37.7	33.4
Total asset derivatives		$45.3	$40.5
Liability Derivatives
Foreign exchange contracts	Other current liabilities	$7.8	$13.0
Interest rate contract	Long-term debt, less current portion	37.7	33.4
Total liability derivatives		$45.5	$46.4
Total Derivatives		$(0.2)	$(5.9)

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	March 31, 2012	December 31, 2011
Foreign exchange contracts	Other current assets	$1.0	$0.7
Total asset derivatives		$1.0	$0.7
Liability Derivatives
Foreign exchange contracts	Other current liabilities	$0.3	$—
Foreign exchange contracts	Other non-current liabilities	0.3	—
Total liability derivatives		$0.6	$—
Total Derivatives		$0.4	$0.7

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income and Accumulated other comprehensive income (“OCI”) (in millions):

Gain (Loss) Recognized on Derivatives in Income:		Three Months Ended March 31,
Fair Value Derivatives	Location	2012	2011
Interest rate contract	Interest expense	$4.7	$4.9
Gain (Loss) Recognized on Derivatives in OCI:		Three Months Ended March 31,
Cash Flow Derivatives		2012	2011
Foreign exchange contracts		$4.0	$3.4
(Loss) Gain Reclassified from OCI into Income (Effective):		Three Months Ended March 31,
Account		2012	2011
Cost of goods sold		$(0.2)	$(1.6)
Other income (expense) - net		(2.1)	—
Total		$(2.3)	$(1.6)
Gain (Loss) Recognized on Derivatives (Ineffective) in Income:		Three Months Ended March 31,
Account		2012	2011
Other income (expense) - net		$1.4	$0.5

The following table provides the effect of derivative instruments that are not designated as hedges in the Condensed Consolidated Statement of Income (in millions):

Gain (Loss) Recognized on Derivatives not designated as hedges in Income:	Three Months Ended March 31,
Account	2012	2011
Cost of good sold	$1.3	$—
Other income (expense) - net	—	(0.3)

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

Unrealized net gains (losses), net of tax, included in OCI are as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$(3.6)	$(2.1)
Additional gains (losses) - net	1.9	3.4
Amounts reclassified to earnings	2.1	—
Balance at end of period	$0.4	$1.3

The estimated amount of existing gains for derivative contracts recorded in OCI as of March 31, 2012 that are expected to be reclassified into earnings in the next twelve months is $0.4 million.

NOTE K – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions. Given economic trends from 2008 through 2011, the Company initiated certain restructuring programs to better utilize its workforce and optimize facility utilization to match the demand for its products.

To optimize facility utilization, the Company established a restructuring program to move its crushing and screening manufacturing business from Cedar Rapids, Iowa within the MP segment to other facilities, primarily in North America. Engineering, sales and service functions for materials processing equipment currently made at the plant will be retained at the facility for the near future.  The program cost $5.7 million, resulted in reductions of approximately 186 team members and was completed in 2011.

The Company established a restructuring program within the MP segment to realize cost synergies and support its joint brand strategy by consolidating certain of its crushing equipment manufacturing businesses.  This program will result in the relocation of its Pegson operations in Coalville, England to Omagh, Northern Ireland. The global design center for crushing equipment and certain component manufacturing will be retained at Coalville for the near future.  The program cost $6.4 million, resulted in reductions of approximately 215 team members and was completed in 2011.

During the second quarter of 2011, the Company established restructuring programs within the Cranes segment to optimize facility utilization and consolidate certain manufacturing operations. These programs are expected to cost $25.6 million and result in the reduction of approximately 206 team members. This program is expected to be completed in 2012, except for certain benefits mandated by governmental agencies.

During the third quarter of 2011, the Company reorganized certain areas within the Construction segment to enhance operational efficiency. The expected cost of these activities is $1.4 million and resulted in the reduction of approximately 5 team members. This program is expected to be completed in 2012.

During the third quarter of 2011, certain areas of the MHPS segment were reorganized to better utilize the Company’s workforce. The expected cost related to these activities is $3.7 million and will result in the reduction of approximately 10 team members. This program is expected to be completed in 2012.

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the three months ended March 31, 2012, the cumulative amount of expenses incurred since inception of the programs from 2009 through 2012 and the total amount expected to be incurred (in millions):

	Amount incurred during the three months ended March 31, 2012	Cumulative amount incurred through March 31, 2012	Total amount expected to be incurred
AWP	$—	$23.7	$23.7
Construction	—	38.8	38.8
Cranes	(0.3)	38.0	40.7
MHPS	—	3.9	3.9
MP	—	13.6	13.6
Corporate and Other	—	6.2	6.2
Total	$(0.3)	$124.2	$126.9

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the three months ended March 31, 2012, the cumulative amount of expenses incurred since inception and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred in the three months ended March 31, 2012	$(0.8)	$0.5	$—	$(0.3)
Cumulative amount incurred through March 31, 2012	$91.3	$18.2	$14.7	$124.2
Total amount expected to be incurred	$91.9	$20.3	$14.7	$126.9

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the three months ended March 31, 2012 (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Restructuring reserve at December 31, 2011	$20.0	$1.2	$(0.4)	$20.8
Restructuring charges	(0.8)	—	—	(0.8)
Cash expenditures	(2.9)	—	—	(2.9)
Restructuring reserve at March 31, 2012	$16.3	$1.2	$(0.4)	$17.1

During the three months ended March 31, 2012 and 2011, $0.2 million and $0.5 million, respectively, of restructuring charges were included in COGS. In addition, during the three months ended March 31, 2012, a credit of $0.5 million for adjustments to restructuring charges were included in SG&A costs. There were no restructuring charges included in SG&A costs for the three months ended March 31, 2011. There were no asset impairments included in restructuring charges for the three months ended March 31, 2012. Included in restructuring charges for the three months ended March 31, 2011 are $0.1 million of asset impairments.

NOTE L – LONG-TERM OBLIGATIONS

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

As of March 31, 2012 and December 31, 2011, the Company had $716.9 million and $710.8 million in U.S. dollar and Euro denominated term loans outstanding under the 2011 Credit Agreement. The Company had no revolving credit amounts outstanding as of March 31, 2012 or December 31, 2011.

The 2011 Credit Agreement incorporates facilities for issuance of letters of credit up to $250 million.  Letters of credit issued under the 2011 Credit Agreement letter of credit facility decrease availability under the $500 million revolving line of credit.  As of March 31, 2012 and December 31, 2011, the Company had letters of credit issued under the 2011 Credit Agreement that totaled $42.7 million and $61.8 million, respectively.  The 2011 Credit Agreement also permits the Company to have additional letter of credit facilities up to $100 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit.  As of March 31, 2012 and December 31, 2011, the Company had letters of credit issued under the additional letter of credit facilities of the 2011 Credit Agreement that totaled $2.1 million and $1.0 million, respectively.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2011 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $90.0 million and $114.6 million as of March 31, 2012 and December 31, 2011, respectively.

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

Demag Cranes AG Credit Agreement

Demag Cranes AG has a bank credit agreement (the “Demag Cranes AG Credit Agreement”) which matures on November 18, 2015 to provide liquidity for Demag Cranes AG’s operations. The Demag Cranes AG Credit Agreement provides multicurrency revolving lines of credit of €200.0 million, which can be used for loans or letters of credit to a sub-limit of €40.0 million. Demag Cranes AG and its material subsidiaries are jointly and severally liable under this facility. Demag Cranes AG is required to comply with two financial covenants: (i) maintain consolidated net debt to consolidated operating earnings before interest, income taxes, depreciation and amortization (“EBITDA”) as defined in the agreement, less than 2.75 times and (ii) maintain consolidated operating EBITDA to consolidated net interest payable greater than 4.0 times. In addition to customary covenants and a restriction on payment of dividends, the Demag Cranes AG Credit Agreement contains certain restrictions on transactions with the Company and its subsidiaries. In particular, Demag Cranes AG is to refrain from giving guarantees, indemnities or collateral in favor of the Company and its subsidiaries, granting loans to and entering into cash-pooling arrangements with the Company and its subsidiaries, and from taking shareholdings in or entering into reorganization transactions involving the Company and its subsidiaries. Also restricted are purchases and sales of any assets from or to the Company and its subsidiaries except at arm’s length in the ordinary course of business. No joint ventures may be entered into with the Company and its subsidiaries. Other contracts and transaction in general with the Company and its subsidiaries are only permitted at arm’s length in the ordinary course of business. As the DPLA is now effective, the lenders under the Demag Cranes AG Credit Agreement have the option to terminate the Demag Cranes AG Credit Agreement and therefore, all amounts under the agreement have been classified as current. As of March 31, 2012 and December 31, 2011, there was $179.3 million and $173.7 million, outstanding in loans under this facility at an interest rate of 2.54% and 3.14%, respectively. Letters of credit issued under this facility at March 31, 2012 and December 31, 2011 were $29.2 million and $26.3 million, respectively. Undrawn availability under the Demag Cranes credit agreement was $57.6 million and $57.9 million, at March 31, 2012 and December 31, 2011, respectively.

The Demag Cranes AG Credit Agreement also has a €150.0 million multicurrency letter of guarantee facility that does not reduce availability under the revolving lines of credit. The amounts drawn on these lines as of March 31, 2012 and December 31, 2011 were $35.1 million and $32.6 million, respectively. Demag Cranes AG and its subsidiaries have bilateral arrangements to issue letters of guarantee with various other financial institutions. These additional letters of credit do not reduce Demag Cranes AG’s availability under the Demag Cranes AG Credit Agreement.  Demag Cranes AG had letters of credit issued under these additional arrangements of $63.0 million and $53.0 million as of March 31, 2012 and December 31, 2011, respectively.

In total, as of March 31, 2012 and December 31, 2011, the Company had letters of credit outstanding of $262.1 million and $289.3 million, respectively.

6-1/2% Senior Notes

On March 27, 2012, the Company sold and issued $300 million aggregate principal amount of Senior Notes Due 2020 (“6-1/2% Notes”) at par. The proceeds from these notes will be used for general corporate purposes, including any cash requirements resulting from the effectiveness of the DPLA. The 6-1/2% Notes are redeemable by the Company beginning in April 2016 at an initial redemption price of 103.250% of principal amount. The 6-1/2% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries (see Note P - “Consolidating Financial Statements”).

10-7/8% Senior Notes

On June 3, 2009, the Company sold and issued $300 million aggregate principal amount of Senior Notes Due 2016 (“10-7/8% Notes”) at 97.633%.  The Company used a portion of the approximately $293 million proceeds from the offering of the 10-7/8% Notes, together with a portion of the proceeds from the 4% Convertible Notes discussed below, to prepay a portion of its term loans under the 2006 Credit Agreement and to pay off the outstanding balance under the revolving credit component of the 2006 Credit Agreement.  The 10-7/8% Notes are redeemable by the Company beginning in June 2013 at an initial redemption price of 105.438% of principal amount. As a result of the Company’s redemption of the 7-3/8% Notes, as of February 7, 2011, the 10-7/8% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries (see Note P - “Consolidating Financial Statements”).

4% Convertible Senior Subordinated Notes

On June 3, 2009, the Company sold and issued $172.5 million aggregate principal amount of 4% Convertible Notes.  In certain circumstances and during certain periods, the 4% Convertible Notes will be convertible at an initial conversion rate of 61.5385 shares of Common Stock per $1,000 principal amount of convertible notes, equivalent to an initial conversion price of approximately $16.25 per share of Common Stock, subject to adjustment in some events.  Upon conversion, Terex will deliver cash up to the aggregate principal amount of the 4% Convertible Notes to be converted and shares of Common Stock with respect to the remainder, if any, of Terex’s convertible obligation in excess of the aggregate principal amount of the 4% Convertible Notes being converted. As a result of the Company’s redemption of the 7-3/8% Notes, as of February 7, 2011, the 4% Convertible Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries (see Note P - “Consolidating Financial Statements”).

The Company, as issuer of the 4% Convertible Notes, must separately account for the liability and equity components of the 4% Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods.  The Company allocated $54.3 million of the $172.5 million principal amount of the 4% Convertible Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through June 2015.  The Company recorded a related deferred tax liability of $19.4 million on the equity component.  The balance of the 4% Convertible Notes was $139.4 million at March 31, 2012.  The Company recognized interest expense of $3.9 million on the 4% Convertible Notes for the three months ended March 31, 2012.  The interest expense recognized for the 4% Convertible Notes will increase as the discount is amortized using the effective interest method, which accretes the debt balance over its term to $172.5 million at maturity.  Interest expense on the 4% Convertible Notes throughout its term includes 4% annually of cash interest on the maturity balance of $172.5 million plus non-cash interest expense accreted to the debt balance as described.

8% Senior Subordinated Notes

On November 13, 2007, the Company sold and issued $800 million aggregate principal amount of 8% Notes. The 8% Notes are redeemable by the Company beginning in November 2012 at an initial redemption price of 104.000% of principal amount. As a result of the Company’s redemption of the 7-3/8% Notes, as of February 7, 2011, the 8% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries (see Note P - “Consolidating Financial Statements”).

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

The $6.3 million Loss on early extinguishment of debt in the Condensed Consolidated Statement of Income for the three months ended March 31, 2011 includes (a) cash payments of $3.6 million for call premiums associated with the repayment of $297.6 million of outstanding debt and (b) $2.7 million of non-cash charges for accelerated amortization of debt acquisition costs related to the redemption of the 7-3/8% notes, original issue discount and loss on a terminated swap associated with the outstanding debt, which all flow into the calculation of Net income. In preparing the Condensed Consolidated Statement of Cash Flows, the non-cash item (b) was added to Net income to reflect cash flow appropriately.

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet  (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of March 31, 2012, as follows (in millions, except for quotes):

	Book Value	Quote	FV
8% Notes	$800.0	$1.03000	$824
4% Convertible Notes (net of discount)	$139.4	$1.57688	$220
10-7/8% Notes	$295.7	$1.13000	$334
6-1/2% Notes	$300.0	$1.01750	$305
2011 Credit Agreement Term Loan (net of discount) - USD	$453.7	$1.00625	$457
2011 Credit Agreement Term Loan (net of discount) - EUR	$263.2	$0.99250	$261

The fair value of debt reported in the table above is based on price quotations on the debt instrument in an active market and therefore categorized under Level 1 of the ASC 820 hierarchy. See Note A - “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. The Company believes that the carrying value of its other borrowings approximates fair market value based on discounted future cash flows using rates currently available for debt of similar terms and remaining maturities.

NOTE M – RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of March 31, 2012, the Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”).  Participation in the Terex Plan for all employees has been frozen. Participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only. The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company’s policy generally to fund the Terex Plan based on the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds.

The Company maintains a nonqualified Supplemental Executive Retirement Plan (“SERP”). The SERP provides retirement benefits to certain senior executives of the Company. Generally, the SERP provides a benefit based on average salary and bonus earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program, excluding salary deferrals and matching contributions. In addition, benefits are reduced by Social Security Primary Insurance Amounts attributable to Company contributions. The SERP is unfunded and participation in the SERP has been frozen. There is a defined contribution plan for certain senior executives of the Company.

Other Postemployment Benefits

The Company has several non-pension post-retirement benefit programs. The Company provides postemployment health and life insurance benefits to certain former salaried and hourly employees. The health care programs are contributory, with participants’ contributions adjusted annually, and the life insurance plan is noncontributory.

Information regarding the Company’s U.S. plans, including the SERP, was as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
	2012	2011
Components of net periodic cost:
Service cost	$0.3	$0.5
Interest cost	1.8	2.1
Expected return on plan assets	(2.2)	(2.1)
Amortization of actuarial loss	1.3	0.9
Net periodic cost	$1.2	$1.4

	Other Benefits
	Three Months Ended March 31,
	2012	2011
Components of net periodic cost:
Interest cost	$0.1	$0.1
Amortization of prior service cost	—	—
Amortization of actuarial loss	—	—
Net periodic cost	$0.1	$0.1

The Company plans to contribute approximately $13 million to its U.S. defined benefit pension and post-retirement plans for the year ending December 31, 2012.  During the three months ended March 31, 2012, the Company contributed $1.3 million to its U.S. defined benefit pension plans and post-retirement plans.

Non-U.S. Plans – The Company maintains defined benefit plans in Germany, France, Switzerland, China, India and the United Kingdom for some of its subsidiaries. Participation in the United Kingdom plan for all employees has been frozen. The United Kingdom plan is a funded plan and the Company funds this plan in accordance with funding regulations in the United Kingdom and a negotiated agreement between the Company and the plan’s trustees. The plans in Germany, China, India and France are unfunded plans. For the Company’s operations in Italy there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination. The Company records this obligation based on the mandated requirements. The measure of the current obligation is not dependent on the employees’ future service and therefore is measured at current value.

On August 16, 2011, the Company acquired Demag Cranes AG which has defined benefit plans in Germany and Switzerland. The plans in Germany are unfunded plans. The plan in Switzerland is funded and the Company funds this plan in accordance with funding regulations in Switzerland. The impact of these plans was included from the date of acquisition and resulted in an additional liability of approximately $200 million in Retirement plans on the Condensed Consolidated Balance Sheet. See Note H - “Acquisitions.”

Information regarding the Company’s non-U.S. plans was as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
	2012	2011
Components of net periodic cost:
Service cost	$1.6	$1.0
Interest cost	4.3	2.2
Expected return on plan assets	(1.7)	(1.4)
Employee contributions	(0.1)	—
Amortization of actuarial loss	0.2	0.1
Net periodic cost	$4.3	$1.9

The Company plans to contribute approximately $18 million to its non-U.S. defined benefit pension plans for the year ending December 31, 2012.  During the three months ended March 31, 2012, the Company contributed $5.0 million to its non-U.S. defined benefit pension plans.

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

The Company’s outstanding letters of credit totaled $262.1 million at March 31, 2012.  The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet as well as collateral guaranteeing the Company’s performance under contracts.

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

As of March 31, 2012 and December 31, 2011, the Company’s maximum exposure to such credit guarantees was $86.2 million and $126.4 million, respectively, including total guarantees issued by Terex Demag GmbH, part of the Cranes segment, of $55.5 million and $60.4 million, respectively; and Genie Holdings, Inc. and its affiliates (“Genie”), part of the AWP segment, of $16.5 million and $18.0 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  The maximum exposure for residual value guarantees issued by the Company totaled $11.0 million and $13.5 million as of March 31, 2012 and December 31, 2011, respectively.  The Company is generally able to mitigate some of the risk associated with these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of March 31, 2012 and December 31, 2011, the Company’s maximum exposure pursuant to buyback guarantees was $100.3 million and $103.4 million, respectively, including total guarantees issued by Genie of $40.4 million and $45.4 million, respectively, and guarantees issued by entities in the MHPS segment of $56.2 million and $54.5 million, respectively. The Company is generally able to mitigate some of the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Retirement plans and other in the Condensed Consolidated Balance Sheet of approximately $9 million and $12 million as of March 31, 2012 and December 31, 2011, respectively, for the estimated fair value of all guarantees provided.

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

	Three Months Ended March 31,
	2012	2011
Net income	$24.1	$10.9
Other comprehensive income (loss):
Pension liability adjustment	0.3	0.2
Translation adjustment	61.7	87.4
Equity security adjustment	1.0	(25.5)
Derivative hedging adjustment	4.0	3.4
Comprehensive income (loss)	91.1	76.4
Comprehensive loss (income) attributable to noncontrolling interest	(1.1)	0.8
Comprehensive income (loss) attributable to Terex Corporation	$90.0	$77.2

During the three months ended March 31, 2012, the Company granted 1.3 million shares of restricted stock to its employees with a weighted average grant date fair value of $26.21 per share.  Approximately 66% of these restricted stock awards vest ratably over a three-year period and approximately 34% cliff vest at the end of a three-year period.  Approximately 17% of the shares granted are based on performance targets containing a market condition.  The Company used the Monte Carlo method to determine grant date fair values of $32.58 and $29.50 per share for the awards with a market condition granted on February 29, 2012 and March 27, 2012, respectively.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

	Grant date
	February 29, 2012	March 27, 2012
Dividend yields	—%	—%
Expected volatility	59.15%	56.83%
Risk free interest rate	0.41%	0.47%
Expected life (in years)	2.84	2.76

NOTE P – CONSOLIDATING FINANCIAL STATEMENTS

On January 18, 2011, the Company repaid the outstanding $297.6 million principal amount outstanding of its 7-3/8% Notes (see Note L - “Long-Term Obligations”).  As a result of the Company’s redemption of the 7-3/8% Notes, as of February 7, 2011, the 4% Convertible Notes, 8% Notes and 10-7/8% Notes, as well as the 6-1/2% Notes issued in March 2012, were jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): A.S.V., Inc., CMI Terex Corporation, Fantuzzi Noell USA, Inc., Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., GFS National, Inc., Loegering Mfg. Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Schaeff Incorporated, Schaeff of North America, Inc., Terex Advance Mixer, Inc., Terex Aerials, Inc., Terex Financial Services, Inc., Terex South Dakota, Inc., Terex USA, LLC, Terex Utilities, Inc. and Terex Washington, Inc.  All of the guarantees are full and unconditional.  The guarantees of the Wholly-owned Guarantors are subject to release in limited circumstances only upon the occurrence of certain customary conditions. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 4% Convertible Notes, 8% Notes, 10-7/8% and 6-1/2% Notes.

The following summarized condensed consolidating financial information for the Company segregates the financial information of Terex Corporation, the Wholly-owned Guarantors and the non-guarantor subsidiaries.  The results and financial position of businesses acquired are included from the dates of their respective acquisitions.

Terex Corporation consists of parent company operations and non-guarantor subsidiaries directly owned by the parent company.  Subsidiaries of the parent company are reported on the equity basis.  Wholly-owned Guarantors combine the operations of the Wholly-owned Guarantor subsidiaries.  Subsidiaries of Wholly-owned Guarantors that are not themselves guarantors are reported on the equity basis.  Non-guarantor subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the obligations of Terex Corporation under the 4% Convertible Notes, 8% Notes, 10-7/8% and 6-1/2% Notes.  Debt and goodwill allocated to subsidiaries are presented on a “push-down” accounting basis.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2012
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$80.8	$679.8	$1,298.5	$(239.7)	$1,819.4
Cost of goods sold	(74.6)	(585.9)	(1,067.8)	239.7	(1,488.6)
Gross profit	6.2	93.9	230.7	—	330.8
Selling, general and administrative expenses	(5.5)	(50.3)	(211.2)	—	(267.0)
Income (loss) from operations	0.7	43.6	19.5	—	63.8
Interest income	0.2	—	2.4	—	2.6
Interest expense	(20.3)	—	(20.2)	—	(40.5)
(Loss) income from subsidiaries	33.5	—	—	(33.5)	—
Other income (expense) - net	(18.8)	(4.0)	27.3	—	4.5
Income (loss) from continuing operations before income taxes	(4.7)	39.6	29.0	(33.5)	30.4
(Provision for) benefit from income taxes	27.7	(12.0)	(24.5)	—	(8.8)
Income (loss) from continuing operations	23.0	27.6	4.5	(33.5)	21.6
Income (loss) from discontinued operations - net of tax	—	—	2.5	—	2.5
Net income (loss)	23.0	27.6	7.0	(33.5)	24.1
Net loss attributable to noncontrolling interest	—	—	(1.1)	—	(1.1)
Net income (loss) attributable to Terex Corporation	$23.0	$27.6	$5.9	$(33.5)	$23.0

Comprehensive income (loss), net of tax	$64.7	$26.5	$47.3	$(47.4)	$91.1
Comprehensive loss (income) attributable to noncontrolling interest	$—	$—	$(1.1)	$—	$(1.1)
Comprehensive income (loss) attributable to Terex Corporation	$64.7	$26.5	$46.2	$(47.4)	$90.0

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2011
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$85.4	$524.1	$823.4	$(176.7)	$1,256.2
Cost of goods sold	(75.3)	(465.0)	(725.4)	176.7	(1,089.0)
Gross profit	10.1	59.1	98.0	—	167.2
Selling, general and administrative expenses	2.3	(60.2)	(118.6)	—	(176.5)
Income (loss) from operations	12.4	(1.1)	(20.6)	—	(9.3)
Interest income	0.1	0.1	1.9	—	2.1
Interest expense	(25.4)	—	(2.8)	—	(28.2)
Loss on early extinguishment of debt	(6.3)	—	—	—	(6.3)
(Loss) income from subsidiaries	(7.4)	—	—	7.4	—
Other income (expense) - net	49.5	(3.2)	5.6	—	51.9
Income (loss) from continuing operations before income taxes	22.9	(4.2)	(15.9)	7.4	10.2
(Provision for) benefit from income taxes	(11.0)	1.5	3.5	—	(6.0)
Income (loss) from continuing operations	11.9	(2.7)	(12.4)	7.4	4.2
Income (loss) from discontinued operations – net of tax	—	—	6.4	—	6.4
Gain (loss) on disposition of discontinued operations - net of tax	(0.2)	—	0.5	—	0.3
Net income (loss)	11.7	(2.7)	(5.5)	7.4	10.9
Net loss (income) attributable to noncontrolling interest	—	—	0.8	—	0.8
Net income (loss) attributable to Terex Corporation	$11.7	$(2.7)	$(4.7)	$7.4	$11.7

Comprehensive income (loss), net of tax	$(24.0)	$34.6	$58.4	$7.4	$76.4
Comprehensive loss (income) attributable to noncontrolling interest	—	—	0.8	—	0.8
Comprehensive income (loss) attributable to Terex Corporation	$(24.0)	$34.6	$59.2	$7.4	$77.2

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2012
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$471.8	$2.0	$499.4	$—	$973.2
Trade receivables - net	43.6	302.9	863.5	—	1,210.0
Intercompany receivables	5.0	105.1	117.7	(227.8)	—
Inventories	78.9	371.4	1,376.7	—	1,827.0
Other current assets	63.4	36.2	182.7	—	282.3
Total current assets	662.7	817.6	3,040.0	(227.8)	4,292.5
Property, plant and equipment - net	68.0	108.2	660.9	—	837.1
Goodwill	—	149.6	1,136.7	—	1,286.3
Non-current intercompany receivables	1,426.8	35.4	41.1	(1,503.3)	—
Investment in and advances to (from) subsidiaries	2,576.4	(907.7)	4,863.4	(6,460.2)	71.9
Other assets	75.7	174.1	608.7	—	858.5
Total assets	$4,809.6	$377.2	$10,350.8	$(8,191.3)	$7,346.3
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$4.6	$0.1	$238.6	$—	$243.3
Trade accounts payable	29.8	192.5	596.6	—	818.9
Intercompany payables	(36.3)	84.8	179.3	(227.8)	—
Accruals and other current liabilities	101.2	111.8	702.7	—	915.7
Total current liabilities	99.3	389.2	1,717.2	(227.8)	1,977.9
Long-term debt, less current portion	1,305.1	1.8	1,058.3	—	2,365.2
Non-current intercompany payables	1,296.2	(1,243.9)	1,451.0	(1,503.3)	—
Retirement plans and other non-current liabilities	112.3	36.5	584.9	—	733.7
Total stockholders’ equity	1,996.7	1,193.6	5,539.4	(6,460.2)	2,269.5
Total liabilities and stockholders’ equity	$4,809.6	$377.2	$10,350.8	$(8,191.3)	$7,346.3

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2011
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$264.0	$2.3	$507.8	$—	$774.1
Trade receivables - net	32.0	229.1	917.0	—	1,178.1
Intercompany receivables	6.9	118.3	74.8	(200.0)	—
Inventories	72.0	381.3	1,304.8	—	1,758.1
Other current assets	78.8	37.4	187.0	—	303.2
Total current assets	453.7	768.4	2,991.4	(200.0)	4,013.5
Property, plant and equipment - net	62.8	109.6	663.1	—	835.5
Goodwill	—	149.6	1,109.2	—	1,258.8
Non-current intercompany receivables	1,272.8	35.0	40.3	(1,348.1)	—
Investment in and advances to (from) subsidiaries	2,475.5	(833.1)	4,922.3	(6,505.6)	59.1
Other assets	113.5	186.2	584.1	—	883.8
Total assets	$4,378.3	$415.7	$10,310.4	$(8,053.7)	$7,050.7
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$4.6	$0.1	$72.3	$—	$77.0
Trade accounts payable	29.6	164.7	570.3	—	764.6
Intercompany payables	(42.0)	49.3	192.7	(200.0)	—
Accruals and other current liabilities	95.8	122.6	831.7	—	1,050.1
Total current liabilities	88.0	336.7	1,667.0	(200.0)	1,891.7
Long-term debt, less current portion	1,005.5	1.8	1,216.1	—	2,223.4
Non-current intercompany payables	1,199.5	(1,154.1)	1,302.7	(1,348.1)	—
Retirement plans and other non-current liabilities	178.9	37.8	534.4	—	751.1
Total stockholders’ equity	1,906.4	1,193.5	5,590.2	(6,505.6)	2,184.5
Total liabilities and stockholders’ equity	$4,378.3	$415.7	$10,310.4	$(8,053.7)	$7,050.7

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(87.0)	$4.0	$4.5	$—	$(78.5)
Cash flows from investing activities
Capital expenditures	(1.6)	(4.5)	(13.5)	—	(19.6)
Proceeds from sale of assets	—	0.2	2.6	—	2.8
Other investing activities, net	—	—	(4.4)	—	(4.4)
Net cash (used in) provided by investing activities of continuing operations	(1.6)	(4.3)	(15.3)	—	(21.2)
Cash flows from financing activities
Principal repayments of debt	(1.2)	—	(13.1)	—	(14.3)
Proceeds from issuance of debt	300.0	—	8.5	—	308.5
Payment of debt issuance costs	(5.0)	—	—	—	(5.0)
Distributions to noncontrolling interest	—	—	(4.8)	—	(4.8)
Other financing activities, net	2.6	—	(0.4)	—	2.2
Net cash provided by (used in) financing activities of continuing operations	296.4	—	(9.8)	—	286.6
Effect of exchange rate changes on cash and cash equivalents	—	—	12.2	—	12.2
Net increase (decrease) in cash and cash equivalents	207.8	(0.3)	(8.4)	—	199.1
Cash and cash equivalents at beginning of period	264.0	2.3	507.8	—	774.1
Cash and cash equivalents at end of period	$471.8	$2.0	$499.4	$—	$973.2

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(26.1)	$2.2	$(52.7)	$—	$(76.6)
Cash flows from investing activities
Capital expenditures	(3.6)	(2.5)	(7.3)	—	(13.4)
Proceeds from sale of assets	165.8	0.1	0.2	—	166.1
Net cash provided by (used in) investing activities of continuing operations	162.2	(2.4)	(7.1)	—	152.7
Cash flows from financing activities
Principal repayments of debt	(297.6)	—	(13.7)	—	(311.3)
Proceeds from issuance of debt	—	—	26.3	—	26.3
Other financing activities, net	2.9	—	0.7	—	3.6
Net cash used in financing activities of continuing operations	(294.7)	—	13.3	—	(281.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	34.8	—	34.8
Net increase (decrease) in cash and cash equivalents	(158.6)	(0.2)	(11.7)	—	(170.5)
Cash and cash equivalents at beginning of period	164.2	2.0	728.0	—	894.2
Cash and cash equivalents at end of period	$5.6	$1.8	$716.3	$—	$723.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our AWP segment designs, manufactures, refurbishes, services and markets aerial work platform equipment, telehandlers, light towers, bridge inspection equipment and utility equipment, as well as their related replacement parts and components. Customers use these products to construct and maintain industrial, commercial and residential buildings and facilities, construct and maintain utility and telecommunication lines, trim trees in construction and foundation drilling applications and for other commercial operations, as well as in a wide range of infrastructure projects. Effective July 1, 2011, our bridge inspection equipment business, which was formerly included in the Construction segment, is now included in the AWP segment. The historical results have been reclassified to give effect to this change.

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

We calculate a non-GAAP measure of free cash flow as income from operations plus certain impairments and write downs, depreciation, amortization, proceeds from the sale of fixed assets, plus or minus cash changes in working capital, customer advances and rental/demo equipment and less capital expenditures. We believe that the measure of free cash flow provides management and investors further information on cash generation or use.

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

Overview

Our performance for the first quarter of 2012 was generally in line with our expectations. We have traditionally used cash in operations in the first quarter, but our improved profitability combined with progress in factory efficiency and inventory focus, helped deliver improved cash flow. As a result, we generated positive operating cash flow in the first quarter, excluding approximately $124 million of tax payments made this quarter as a result of the divestiture of our former mining business. Our net sales was consistent with our expectations and in the first quarter of 2012 grew by approximately 45% over the prior year period (approximately 16% adjusting for the acquisition of Demag Cranes AG). Our income from operations in the first quarter of 2012 improved approximately $73 million over the prior year period.

The cost and capacity reduction initiatives we took during 2010 and 2011 have resulted in an improved cost structure of the Company and have been an important contributor to our improved financial results in the first quarter of 2012. See Note K - “Restructuring and Other Charges” in our Condensed Consolidated Financial Statements for a detailed description of our restructuring activities, including the reasons, timing and costs associated with such actions.

North America was a strong market for most product categories, with the exception of our Roadbuilding products. We believe the global business environment continues to support growth and increased equipment sales. Although the Chinese market has softened somewhat, this was not unexpected and was built into our expectations for the year. We continue to be cautious about European markets where economic activity has been strong in some areas and weak in others.

We are encouraged by the performances of our AWP and MP businesses, which both achieved operating margins in the high single digits. AWP segment backlog increased approximately 51% as compared to March 31, 2011. Continued replacement of aging fleets was the primary driver of the increase versus the prior periods. In North America, demand for our aerial work platform equipment has increased, especially on mid-sized booms and scissors. Our Cranes business improved significantly versus the prior year, with a positive operating margin of 2% in the quarter versus negative 6% in the prior year period on a substantially similar net sales level. Our Construction segment is on target for the year, with a breakeven first quarter and a backlog and order book that supports a profitable second quarter. Our MHPS segment’s operating results were in line with our expectations for the quarter and we still anticipate the segment achieving its operating targets for the full year.

Somewhat offsetting the favorable demand trends were higher input costs, which increased modestly in the first quarter of 2012. The largest increases occurred in tires and engines, with smaller increases in other purchased components. These increases were partially offset by reductions in steel prices and competitive sourcing activities. While future price volatility is difficult to predict, we are not anticipating significant variances in input costs throughout 2012.

On March 27, 2012, we sold and issued $300 million aggregate principal of Senior Notes due 2020 (“6.5% Senior Notes”) at par which yielded approximately $295 million of net proceeds after underwriting discounts and commissions. We believe our liquidity, $1,488.1 million at March 31, 2012, is sufficient to meet our business plans. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

We remain focused on executing the plan we disclosed in February of achieving in 2012 approximately $475 to $525 million in operating profit and earnings per share of $1.65 to $1.85 per share (based on an average share count of approximately 116 million shares and excluding the impact of restructuring and unusual items) on sales of $7.5 to $8.0 billion. We believe, based on current economic conditions, that we can achieve these targets, while also continuing the momentum of cash generation started this past quarter.

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

Terex management and the Board of Directors use ROIC as one of the primary measures to assess operational performance, including in connection with certain compensation programs. We use ROIC as a unifying metric because we believe that it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe that ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe that adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at March 31, 2012 was 5.1%.

The amounts described below are reported in millions of U.S. dollars, except for the effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Mar ’12	Dec ’11	Sep ’11	Jun ’11	Mar ’11
Provision for (benefit from) income taxes as adjusted	$8.8	$(6.1)	$7.0	$2.5
Divided by: Loss before income taxes as adjusted	30.4	(9.5)	(8.9)	(23.6)
Effective tax rate as adjusted	28.9%	64.2%	(78.7)%	(10.6)%
Income (loss) from operations as adjusted	$64.2	$30.7	$53.1	$7.1
Multiplied by: 1 minus Effective tax rate as adjusted	71.1%	35.8%	178.7%	110.6%
Adjusted net operating income (loss) after tax	$45.6	$11.0	$94.9	$7.9
Debt (as defined above)	$2,608.5	$2,300.4	$2,316.6	$1,426.5	$1,417.1
Less: Cash and cash equivalents	(973.2)	(774.1)	(684.9)	(702.0)	(723.7)
Debt less Cash and cash equivalents	$1,635.3	$1,526.3	$1,631.7	$724.5	$693.4
Total Terex Corporation stockholders’ equity as adjusted	$1,881.0	$1,781.5	$1,854.4	$1,999.3	$1,998.6
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$3,516.3	$3,307.8	$3,486.1	$2,723.8	$2,692.0

March 31, 2012 ROIC	5.1%
NOPAT as adjusted (last 4 quarters)	$159.4
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$3,145.2

Reconciliation of Loss before income taxes:	Three months ended 3/31/12	Three months ended 12/31/11	Three months ended 9/30/11	Three months ended 06/30/11
Income (loss) from continuing operations before income taxes	$30.4	$(9.5)	$67.3	$16.5
Less: Gain realized on sale of BUCY shares	—	—	(76.2)	(40.0)
Loss from discontinued operations before income taxes	—	—	—	(0.1)
Income (loss) before income taxes as adjusted	$30.4	$(9.5)	$(8.9)	$(23.6)
Reconciliation of income (loss) from operations:
Income (loss) from operations as reported	$63.8	$31.1	$52.6	$6.8
Income (loss) from operations for TFS	0.4	(0.4)	0.5	0.4
Loss from operations for discontinued operations	—	—	—	(0.1)
Income (loss) from operations as adjusted	$64.2	$30.7	$53.1	$7.1
Reconciliation of provision for (benefit from) income taxes:
Provision for (benefit from) income taxes as reported	$8.8	$(6.1)	$34.2	$16.3
Provision for income taxes on realized gain for sale of BUCY shares	—	—	(27.2)	(14.3)
Provision for (benefit from) income taxes for discontinued operations	—	—	—	0.5
Provision for (benefit from) income taxes as adjusted	$8.8	$(6.1)	$7.0	$2.5

Reconciliation of Terex Corporation stockholders’ equity:	As of 3/31/12	As of 12/31/11	As of 9/30/11	As of 06/30/11	As of 03/31/11
Terex Corporation stockholders’ equity as reported	$1,996.7	$1,906.4	$1,991.7	$2,178.2	$2,157.9
TFS Assets	(115.7)	(124.6)	(138.0)	(127.5)	(85.4)
Deferred loss (gain) on marketable securities	—	(0.3)	0.7	(51.4)	(73.9)
Terex Corporation stockholders’ equity as adjusted	$1,881.0	$1,781.5	$1,854.4	$1,999.3	$1,998.6

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Consolidated

	Three Months Ended March 31,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,819.4	—	$1,256.2	—	44.8%
Gross profit	$330.8	18.2%	$167.2	13.3%	97.8%
SG&A	$267.0	14.7%	$176.5	14.1%	51.3%
Income (loss) from operations	$63.8	3.5%	$(9.3)	(0.7)%	*

*	Not meaningful as a percentage

Net sales for the three months ended March 31, 2012 increased $563.2 million when compared to the same period in 2011.  Excluding the effect of the addition from the MHPS segment, net sales increased approximately 16% from the prior year period. Each of our pre-existing segments had higher net sales compared to the first quarter of 2011, primarily as a result of strong North American market demand and a global business environment that continues to support growth and equipment sales.

Gross profit for the three months ended March 31, 2012 increased $163.6 million when compared to the same period in 2011. Excluding the impact of MHPS, increased net sales partially offset by higher input costs contributed approximately $71 million to the increase.  Excluding the effect of MHPS, gross profit increased approximately 43% from the prior year period.

SG&A costs increased for the three months ended March 31, 2012 by $90.5 million when compared to the same period in 2011.  Excluding the impact of MHPS, SG&A costs remained flat on higher sales. Excluding the impact of MHPS, SG&A costs as a percentage of sales decreased to approximately 12% due to cost reductions taken in prior years. These improvements were partially offset by approximately $7 million in additional receivable write downs in the current period.

Income (loss) from operations for the three months ended March 31, 2012 was $63.8 million, an increase of $73.1 million when compared to the same period in 2011.  The increase was primarily due to the items noted above, particularly improved net sales volume and actions taken in previous periods to reduce our cost structure.

Aerial Work Platforms

	Three Months Ended March 31,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$513.4	—	$378.2	—	35.7%
Gross profit	$92.7	18.1%	$49.8	13.2%	86.1%
SG&A	$50.1	9.8%	$44.1	11.7%	13.6%
Income from operations	$42.6	8.3%	$5.7	1.5%	647.4%

Net sales for the AWP segment for the three months ended March 31, 2012 increased $135.2 million when compared to the same period in 2011.  We continued to see recovery in the North American rental channels for our aerial work platform products with demand continuing to strengthen. The Australian market also continued to demonstrate strong sales growth.

Gross profit for the three months ended March 31, 2012 was $92.7 million, an increase of $42.9 million when compared to the same period in 2011.  Increased net sales, the mix of product sales, pricing and lower manufacturing costs, contributed approximately $51 million to the improvement in gross profit. These improvements were partially offset by approximately $8 million from higher material costs, freight costs, inventory charges and other cost of sales compared to the prior year period.

SG&A costs for the three months ended March 31, 2012 increased $6.0 million when compared to the same period in 2011.  Higher costs, including costs for an acquired business not included in the prior year period, increased SG&A spending by approximately $6 million as compared to the prior year period.

Income from operations for the three months ended March 31, 2012 was $42.6 million, an increase of $36.9 million when compared to the same period in 2011.  The increase was due to the items noted above, particularly increased net sales volume and pricing, partially offset by higher SG&A and material costs.

Construction

	Three Months Ended March 31,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$363.1	—	$341.5	—	6.3%
Gross profit	$36.9	10.2%	$38.3	11.2%	(3.7)%
SG&A	$36.9	10.2%	$41.5	12.2%	(11.1)%
Income (loss) from operations	$—	—%	$(3.2)	(0.9)%	100.0%

Net sales in the Construction segment for the three months ended March 31, 2012 increased by $21.6 million when compared to the same period in 2011. Truck and component part sales were significant contributors to the year-over-year increase, particularly to the developing markets in Russia, Africa and China. We continue to see a lack of government infrastructure spending in North America and Brazil, which negatively impacted our Roadbuilding business.

Gross profit for the three months ended March 31, 2012 was $36.9 million, a decrease of $1.4 million when compared to the same period in 2011.  A higher mix of lower margin compact products and higher material costs, partially offset by increased sales volumes, decreased gross profit by approximately $2 million. Lower inventory charges and the positive impact of higher production levels on manufacturing absorption in the current year period was partially offset by higher warranty charges and transactional foreign exchange losses in the current year period.

SG&A costs for the three months ended March 31, 2012 decreased $4.6 million when compared to the same period in 2011.  Cost reduction activities taken in prior periods are reflected in lower current period SG&A costs. Additionally, trade show costs were lower in the current year period. This decrease was partially offset by impairment charges taken on a property disposition.

Income (loss) from operations for the three months ended March 31, 2012 was breakeven, an improvement of $3.2 million when compared to the same period in 2011.  The improvement was due to the items noted above, particularly lower SG&A costs. However, the profitability of several of our Construction businesses was offset by losses incurred in our Roadbuilding business.

Cranes

	Three Months Ended March 31,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$419.4	—	$398.3	—	5.3%
Gross profit	$68.8	16.4%	$40.5	10.2%	69.9%
SG&A	$61.5	14.7%	$63.0	15.8%	(2.4)%
Income (loss) from operations	$7.3	1.7%	$(22.5)	(5.6)%	*

*	Not meaningful as a percentage

Net sales for the Cranes segment for the three months ended March 31, 2012 increased by $21.1 million when compared to the same period in 2011. North American businesses continued to exhibit strong demand, primarily for rough terrain cranes. We also experienced good demand for our pick and carry cranes in Australia and certain port equipment products. Crawler crane sales remained soft in Europe as austerity measures have impacted large construction and power projects that typically use this type of product.

Gross profit for the three months ended March 31, 2012 increased by $28.3 million when compared to the same period in 2011. Increased product sales, a favorable mix of product sales and higher parts volume in the current year period, partially offset by higher material costs improved gross profit by approximately $18 million.  Additionally, current year increased production levels and lower inventory and warranty charges improved gross margin by approximately $9 million.

SG&A costs for the three months ended March 31, 2012 decreased $1.5 million over the same period in 2011. Actions taken in prior quarters to reduce the segment’s cost structure reduced SG&A costs by approximately $10 million. Additionally, lower receivable write downs and allocation of corporate expenses in the current year period decreased SG&A costs by approximately $4 million. These decreases were partially offset by approximately $12 million related to the write down of an acquisition related note receivable in the current period.

Income (loss) from operations for the three months ended March 31, 2012 improved $29.8 million when compared to the same period in 2011, resulting primarily from increased net sales, a favorable mix of product sales and lower SG&A costs. However, the write down of the acquisition related note receivable partially offset these positive trends.

Material Handling & Port Solutions

	Three Months Ended March 31,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$367.5	—	N/A	—	*
Gross profit	$92.6	25.2%	N/A	*	*
SG&A	$89.7	24.4%	N/A	*	*
Income from operations	$2.9	0.8%	N/A	*	*

*	Not applicable

Net sales for the MHPS segment for the three months ended March 31, 2012 were $367.5 million. Net sales were driven by demand for industrial cranes, primarily process cranes and handling technology, and mobile harbor cranes. High customer capacity utilization led to increased field service and spare parts sales. Customers in Germany and the United States were the largest drivers of net sales in the quarter, followed by India and China.

Gross profit for the three months ended March 31, 2012 was $92.6 million. Gross profit was driven by strong machine sales as well as spare parts, service and maintenance. We expect the profitability of this segment to contribute to our overall positive trends.

SG&A costs for the three months ended March 31, 2012 was $89.7 million. Included in SG&A was an allocation of Terex corporate costs and certain costs associated with increased amortization of acquired assets.

Income from operations for the three months ended March 31, 2012 was $2.9 million. These results were driven by strong machine sales, particularly higher margin port equipment, as well as spare parts, service and maintenance revenue.

Materials Processing

	Three Months Ended March 31,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$169.2	—	$152.2	—	11.2%
Gross profit	$35.1	20.7%	$32.8	21.6%	7.0%
SG&A	$19.8	11.7%	$20.5	13.5%	(3.4)%
Income from operations	$15.3	9.0%	$12.3	8.1%	24.4%

Net sales in the MP segment for the three months ended March 31, 2012 increased by $17.0 million when compared to the same period in 2011. Strength in the North American market was the primary driver of the net sales increase, while demand in Western European markets remained soft. Increased mining and construction activity continued to drive demand for mobile crushing and screening equipment in Australian and Asian Pacific markets.

Gross profit for the three months ended March 31, 2012 increased by $2.3 million when compared to the same period in 2011.  The increase was primarily due to the impact of increased net sales, which increased gross profit by approximately $4 million. This increase was partially offset by higher inventory charges and transactional foreign currency exchange losses in the current year period of approximately $2 million.

SG&A costs for the three months ended March 31, 2012 decreased by $0.7 million when compared to the same period in 2011. Lower costs in the current year period for engineering and general and administrative costs were partially offset by higher selling and marketing costs in the current year period.

Income from operations for the three months ended March 31, 2012 was $15.3 million, an increase of $3.0 million from the comparable period in 2011, primarily due to higher net sales volume and lower SG&A costs.

Corporate / Eliminations

	Three Months Ended March 31,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(13.2)	—	$(14.0)	—	*
Loss from operations	$(4.3)	*	$(1.6)	*	*

*	Not meaningful as a percentage

The net sales amounts include the elimination of intercompany sales activity among segments.  Loss from operations increased from the prior year period primarily due to a higher level of intercompany profit eliminations.

Interest Expense, Net of Interest Income

During the three months ended March 31, 2012, our interest expense net of interest income was $37.9 million, or $11.8 million higher than the same period in the prior year. This increase was primarily driven by increased interest expense associated with the Demag Cranes AG acquisition.

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

Other Income (Expense) – Net

Other income (expense) – net for the three months ended March 31, 2012 was income of $4.5 million, a decrease of $47.4 million when compared to the same period in the prior year.  The change was primarily driven by income in the prior year period of approximately $52 million from the sale of shares in Bucyrus International.

Income Taxes

During the three months ended March 31, 2012, we recognized an income tax expense of $8.8 million on income of $30.4 million, an effective tax rate of 28.9%, as compared to an income tax expense of $6.0 million on a loss of $10.2 million, an effective tax rate of negative 58.8%, for the three months ended March 31, 2011.  The lower effective tax rate for the three months ended March 31, 2012 was primarily attributable to losses that did not produce tax benefits having a lower impact in the current period than in the prior year period as the amount of income from continuing operations before income taxes was greater in the current year period.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets.  We had cash and cash equivalents of $973.2 million at March 31, 2012.  The majority of the cash held by our foreign subsidiaries is expected to be maintained locally. Such cash could be used in the U.S., if necessary. Cash repatriated to the U.S. could be subject to incremental local and U.S. taxation. Approximately $125.6 million of cash related to Demag Cranes AG was only to be used to support their operations until the Domination and Profit and Loss Transfer Agreement (“DPLA”) became effective on April 18, 2012. This cash is now available for use by us and Demag Cranes AG. Currently, there are no trends, demands or uncertainties as a result of the Company’s cash re-investment policy that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility.

We believe cash generated from operations together with access to our bank credit facilities and cash on hand, provide adequate liquidity to continue to support our internal operating initiatives and meet our operating and debt service requirements. See Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business.

In August 2011, we entered into an amended and restated credit agreement that replaced our previous credit agreement. The new credit agreement provided us with a $460.1 million term loan and a €200.0 million term loan that we used, along with other cash, to pay for the shares of Demag Cranes AG and all related fees and expenses. The term loans are scheduled to mature on April 28, 2017, subject to earlier maturity on March 1, 2016 if the Company’s existing senior notes have not been satisfied in full prior to that time.

In addition, our new credit facilities provide us with a revolving line of credit of up to $500 million. The revolving line of credit consists of $250 million of available domestic revolving loans and $250 million of available multicurrency revolving loans. The revolving lines of credit are scheduled to mature on April 29, 2016, subject to earlier maturity on March 1, 2016 if the Company’s senior notes due 2016 have not been satisfied in full prior to that time. We had $457.3 million available for borrowing under our revolving credit facilities at March 31, 2012. The 2011 Credit Agreement also provides incremental commitments of up to $250 million, which may be extended at the option of the lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, provided that no more than $100 million of the incremental amount may be used for incremental term loan commitments.

Demag Cranes AG has a bank credit agreement (the “Demag Cranes Credit Agreement”) which matures on November 18, 2015 to provide liquidity for their operations. The Demag Cranes Credit Agreement provides multicurrency revolving lines of credit of €200.0 million, which can be used for loans or letters of credit to a sub-limit of €40 million. In addition to customary covenants, the Demag Cranes Credit Agreement contains certain restrictions on transactions with Terex including making loans to or entering into cash pooling arrangements and payment of dividends. As of March 31, 2012, there was $179.3 million outstanding under this facility at a weighted average interest rate of 2.54%. Demag Cranes AG had letters of credit issued under this facility of $29.2 million. Undrawn availability under the Demag Cranes credit agreement was $57.6 million.

On March 16, 2012 the Demag Cranes AG shareholders approved the DPLA we entered into with Demag Cranes AG in January 2012. The DPLA became effective following registration of the DPLA in the commercial register on April 18, 2012. Upon demand from outside shareholders of Demag Cranes AG, we will acquire their shares in return for €45.52 per share, or up to approximately €174 million in the aggregate. Any outside shareholders of Demag Cranes AG that choose not to sell their shares to us will receive an annual guaranteed dividend in the gross amount of €3.33 per share (€3.04 net per share). As the DPLA is effective, we now have full access to the cash of Demag Cranes AG and the lenders under the Demag Cranes Credit Agreement have the option to terminate the Demag Cranes Credit Agreement.

On March 27, 2012, we sold and issued $300 million aggregate principal of Senior Notes due 2020 (“6.5% Senior Notes”) at par which yielded approximately $295 million of net proceeds after underwriting discounts, commissions and expenses. We intend to use the net proceeds of this offering for general corporate purposes, including any cash requirements resulting from the effectiveness of the DPLA.

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

We decreased our investment in financial services assets from approximately $125 million net at December 31, 2011, to approximately $116 million at March 31, 2012. We remain focused on expanding TFS in key markets like the U.S., Europe and China; however, in 2012, we expect to rely to a greater extent on third-party funders.

During the first quarter of 2012, our cash used in inventory was approximately $67 million as we made investments in businesses showing improved order and inquiry activity. We are continuing our program to increase inventory turns by sharing, throughout our Company, many of the best practices and lean manufacturing processes that several of our business units have implemented successfully. We expect these initiatives to reduce the level of inventory needed to support our business and allow us to reduce our manufacturing lead times, thereby reducing our working capital requirements. During the last two years, our inventory turns have improved as the Company’s sales volumes increased. Working capital as percent of trailing three month annualized net sales was 30.5% at March 31, 2012. We continue to expect the ratio of working capital to trailing three months annualized sales to be approximately 25% at the end of 2012.

The following tables show the calculation of our working capital and trailing three months annualized sales as of March 31, 2012 (in millions):

Three months ended 3/31/12
Net Sales	$1,819.4
x 4	4
Trailing Three Month Annualized Net Sales	$7,277.6

As of 3/31/12
Inventories	$1,827.0
Trade Receivables	1,210.0
Less: Trade Accounts Payable	(818.9)
Total Working Capital	$2,218.1

We are continuing to pursue cash generation opportunities, including increasing prices for our products, reducing costs and working capital, reviewing alternatives for under-utilized assets, and selectively investing in our businesses to promote growth in 2012. We have traditionally used cash in operations in the first quarter, but our profitability and focus on improved factory efficiency helped deliver improved cash flow in the first quarter of 2012. We generated approximately $84 million in free cash flow in the first quarter of 2012, which was in line with our expectations. We continue to expect to generate approximately $500 million of free cash flow during 2012.

The following table reconciles income from operations to free cash flow (in millions):

Three months ended 3/31/12
Income from operations	$63.8
Plus: Depreciation and amortization	38.8
Plus: Non-cash note receivable write down	12.3
Plus: Proceeds from sale of assets	2.8
Plus/minus: Changes in working capital	(14.9)
Plus/minus: Customer advances	0.7
Plus/minus: Rental/demo equipment	—
Less: Capital expenditures	(19.6)
Free cash flow	$83.9

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

Typically, we have invested our cash in a combination of highly rated, liquid money market funds and in short-term bank deposits with large, highly rated banks. Our investment objective is to preserve capital and liquidity while earning a market rate of interest. In 2011, we used a portion of our cash balance to take advantage of early payment discounts offered by our suppliers where the returns were greater than the amount that would have been earned on such cash if invested in money market funds and short-term bank deposits. We have continued this practice in the first quarter of 2012, although we may discontinue it at any time.

Interest rates charged under our bank credit facilities are subject to adjustment based on our consolidated leverage ratio. We had no outstanding borrowings under our revolving credit facilities and $716.9 million in U.S. dollar and Euro denominated term loans outstanding at March 31, 2012. The U.S. dollar term loans bear interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 4%, with a floor of 1.5% on LIBOR. The euro term loans bear interest at a rate of Euro Interbank Offer Rate (“EURIBOR”) plus 4.5% with a floor of 1.5% on EURIBOR. At March 31, 2012, the weighted average interest rate on these term loans was 5.68%.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

The revolving line of credit under our 2011 credit facility expires in April 2016.  Our 4% Convertible Senior Subordinated Notes mature in June 2015, our 10-7/8% Senior Notes mature in June 2016, our 8% Senior Subordinated Notes (“8% Notes”) mature in November 2017 and our 6.5% Senior Notes mature April 1, 2020.  See Note L -“Long-Term Obligations,” in our Condensed Consolidated Financial Statements.

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

As a result of our settlement with the SEC and final court decree in August 2009, for a period of three years, or such earlier time as we are able to obtain a waiver from the SEC, (i) we are no longer qualified as a “well known seasoned issuer” (“WKSI”) as defined in Rule 405 of the Securities Act of 1933, and cannot take advantage of the benefits available to a WKSI, which include expedited registration and access to the capital markets, (ii) we cannot rely on the safe harbor provisions regarding forward-looking statements provided by the regulations issued under the Securities Exchange Act of 1934, and (iii) we cannot utilize Regulation A or D. However, we have $700 million remaining on an effective multi-security shelf registration statement on file with the SEC that allows for easier access to the capital markets.

Cash Flows

Cash used in operations for the three months ended March 31, 2012 totaled $78.5 million, compared to cash used in operations of $76.6 million for the three months ended March 31, 2011.  The change in cash used in operations was primarily driven by improvements in profitability and reductions in working capital in the three months ended March 31, 2012 and receipt of an approximately $105 million tax refund in the three months ended March 31, 2011. These net improvements were offset by approximately $124 million in tax payments primarily related to the gain on the sale of the former mining business in the three months ended March 31, 2012.

Cash used in investing activities for the three months ended March 31, 2012 was $21.2 million, compared to $152.7 million cash provided by investing activities for the three months ended March 31, 2011.  The change in cash from investing activities was primarily due to approximately $166 million proceeds from the sale of Bucyrus International shares in the prior year period.

Cash provided by financing activities was $286.6 million for the three months ended March 31, 2012, compared to cash used in financing activities for the three months ended March 31, 2011 of $281.4 million.  The change was primarily due to the issuance of the 6-1/2% Notes in the current year period and the repayment of the 7-3/8% Notes in the prior year period.

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

As of March 31, 2012, our maximum exposure to such credit guarantees was $86.2 million, including total credit guarantees issued by Terex Demag GmbH and part of our Cranes segment, and Genie Holdings, Inc. and its affiliates, part of our AWP segment, of $55.5 million and $16.5 million, respectively.  The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years.  Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

There can be no assurance that historical credit default experience will be indicative of future results.  Our ability to recover losses experienced from our guarantees may be affected by economic conditions in effect at the time of loss.

We issue, from time to time, residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  As described in Note N – “Litigations and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $11.0 million at March 31, 2012.  We are able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of March 31, 2012, our maximum exposure pursuant to buyback guarantees was $100.3 million.  We are able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $9 million for the estimated fair value of all guarantees provided as of March 31, 2012.

There can be no assurance that our historical experience in used equipment markets will be indicative of future results.  Our ability to recover losses from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies.  The major foreign currencies, among others, in which we do business are the Euro, British Pound and Australian Dollar.  We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts.  At March 31, 2012, we had foreign exchange contracts with a notional value of $909.2 million.

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

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate swap agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over London Interbank Offer Rate (“LIBOR”).  At March 31, 2012, the floating rate was 3.32%.

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

Post-Closing Dispute with Bucyrus

We are involved in a dispute with Bucyrus regarding the calculation of the value of the net assets of the Mining business. Bucyrus has provided us with their calculation of the net asset value of the Mining business, which seeks a payment of approximately $149 million from us to Bucyrus. We believe that the Bucyrus calculation of the net asset value is incorrect and not in accordance with the terms of the definitive agreement. We have objected to Bucyrus’ calculation and have provided Bucyrus with our own calculation of the net asset value, which does not require any payment from us to Bucyrus. We initiated a court proceeding on October 29, 2010 in the Supreme Court of the State of New York, County of New York, to enforce and protect our rights under the definitive agreement for the Mining business sale. On April 17, 2012, the appellate court in New York granted our motion for summary judgment agreeing with our interpretation of the definitive agreement with respect to the process for calculating the value of the net assets of the Mining business. Accordingly, we continue to believe our calculation of the net asset value, which does not require any payment from us to Bucyrus, is correct and the court’s ruling reinforces our belief. Therefore, we have not included the effects of the Bucyrus claim in the determination of the gain recognized in connection with the sale. While we believe Bucyrus’ position is without merit and we will continue to vigorously oppose it, no assurance can be given as to the final resolution of this dispute.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amended Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” This guidance addresses efforts to achieve convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This guidance was effective for us in our interim and annual reporting periods beginning January 1, 2012. Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amended previous comprehensive income guidance. This accounting update eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” (“ASU-2011-12”). ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 and 2011-12 were effective for us on January 1, 2012. Since the provisions of ASU 2011-05 and 2011-12 are presentation related only, adoption of ASU 2011-05 and 2011-12 did not have a significant impact on the determination or reporting of our financial results.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for annual and interim reporting periods beginning on or after January 1, 2013. Adoption of this guidance is not expected to have a significant impact on the determination or reporting of our financial results.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that exist as part of our ongoing business operations and we use derivative financial instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. For further information on accounting policies related to derivative financial instruments, refer to Note J – “Derivative Financial Instruments” in our Condensed Consolidated Financial Statements.

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar when compared to functional currencies of our major markets, which include the Euro, British Pound and Australian Dollar. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures. At March 31, 2012, we had foreign exchange contracts with a notional value of $909.2 million.  The fair market value of these arrangements, which represents the cost to settle these contracts, was a net loss of $0.2 million at March 31, 2012.

At March 31, 2012, we performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating (loss) income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the three months ended March 31, 2012 would have changed the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period by approximately $4 million.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate, LIBOR and EURIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At March 31, 2012, approximately 56% of our debt was floating rate debt and the weighted average interest rate for all debt was approximately 6.42%.

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over LIBOR.  At March 31, 2012, the floating rate was 3.32%.

At March 31, 2012, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings effect on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at March 31, 2012 would have increased interest expense by approximately $2 million for the three months ended March 31, 2012.

Commodities Risk

Principal materials and components that we use in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. Input costs increased modestly in the first quarter of 2012, with the largest increases occurring in tires and engines and smaller increases in other purchased components. These increases were partially offset by reductions in steel prices and competitive sourcing activities.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2012, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

In the three months ended March 31, 2012, we continued our implementation of an integrated suite of enterprise software at certain locations as part of a multi-year global implementation program. The implementation has involved changes to certain processes and related internal controls over financial reporting. We have reviewed the system and the controls affected and made appropriate changes as necessary.

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the quarterly period ended March 31, 2012 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about our purchases during the quarter ended March 31, 2012 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)

January 1, 2012	90,133	(1)	$18.61	—	—

February 1, 2012	—		—	—	—

March 1, 2012	—		—	—	—

Total	90,133		$18.61	—	—

(1)In January 2012, the Company accepted 90,133 shares of our common stock from an employee of the Company as payment of option exercise prices.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEREX CORPORATION
(Registrant)

Date:	April 30, 2012	/s/ Phillip C. Widman
Phillip C. Widman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	April 30, 2012	/s/ Mark I. Clair
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

4.9
Third Supplemental Indenture, dated as of March 27, 2012, to Senior Debt Indenture dated as of July 20, 2007, with HSBC Bank USA, National Association as Trustee relating to the 6.50% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 27, 2012 and filed with the Commission on March 30, 2012).

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

10.10
Amendment to the Terex Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008).

10.11
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

10.13
Summary of material terms of Terex Corporation Outside Directors' Compensation Program (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated November 23, 2010 and filed with the Commission on November 30, 2010).

10.14
Terex Corporation Amended and Restated 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 12, 2011 and filed with the Commission on May 17, 2011).

10.15
Form of Restricted Stock Agreement (time based) under the Terex Corporation Amended and Restated 2009 Omnibus Incentive Plan between Terex Corporation and participants of the 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 of the Form 10-K for the year ended December 31, 2011 of Terex Corporation, Commission File No. 1-10702).

10.16
Form of Restricted Stock Agreement (performance based) under the Terex Corporation Amended and Restated 2009 Omnibus Incentive Plan between Terex Corporation and participants of the 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 of the Form 10-K for the year ended December 31, 2011 of Terex Corporation, Commission File No. 1-10702).

10.17
Amended and Restated Credit Agreement dated as of August 5, 2011, among Terex Corporation, certain of its subsidiaries, the Lenders named therein and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated August 5, 2011 and filed with the Commission August 10, 2011).

10.18
Guarantee and Collateral Agreement dated as of August 11, 2011, among Terex Corporation, certain of its subsidiaries, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated August 11, 2011 and filed with the Commission August 16, 2011).

10.19
Credit Facility Agreement dated November 18, 2010, among Demag Cranes AG, certain of its subsidiaries, the Lenders named therein and Unicredit Bank AG, London Branch, as Facility Agent (incorporated by reference to Exhibit 10.20 of the Form 10-Q for the quarter ended September 30, 2011 of Terex Corporation, Commission File No. 1-10702).

10.20
Waiver Letter dated June 16, 2011 amending the Credit Facility Agreement dated November 18, 2010, among Demag Cranes AG, certain of its subsidiaries, the Lenders named therein and Unicredit Bank AG, London Branch, as Facility Agent (incorporated by reference to Exhibit 10.21 of the Form 10-Q for the quarter ended September 30, 2011 of Terex Corporation, Commission File No. 1-10702).

10.21
Underwriting Agreement, dated March 22, 2012, among Terex Corporation and Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., RBS Securities Inc. and UBS Securities LLC, as representatives for the several underwriters named therein (incorporated by reference to Exhibit 1.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 22, 2012 and filed with the Commission March 27, 2012).

10.22
Business Combination Agreement dated June 16, 2011, among Terex Corporation, Terex Industrial Holding AG and Demag Cranes AG (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated June 16, 2011 and filed with the Commission on June 21, 2011).

10.23
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