Form 10-Q
period 2012-06-30
TEREX CORP
filed 2012-08-07
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

F O R M   10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of outstanding shares of common stock:  110.5 million as of July 23, 2012.

The Exhibit Index begins on page 46.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of June 30, 2012 unless specifically noted otherwise, and includes financial information with respect to the subsidiaries of the Company listed below (all of which are 100%-owned) which were guarantors on June 30, 2012 (the “Guarantors”) of the Company’s 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”), its 10-7/8% Senior Notes due 2016 (the “10-7/8% Notes”), its 8% Senior Subordinated Notes Due 2017 (the “8% Notes”) and its 6-1/2% Senior Notes Due 2020 (the “6-1/2% Notes”).  See Note P – “Consolidating Financial Statements” to the Company’s June 30, 2012 Condensed Consolidated Financial Statements included in this Quarterly Report. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies and Uncertainties.”  In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

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

As a result of the final court decree in August 2009 that formalized the settlement of an investigation of Terex by the SEC we cannot rely on the safe harbor provisions regarding forward-looking statements provided by the regulations issued under the Securities Exchange Act of 1934 until August 2012.

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
TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$2,011.5	$1,488.2	$3,830.9	$2,744.4
Cost of goods sold	(1,582.9)	(1,273.3)	(3,071.5)	(2,362.3)
Gross profit	428.6	214.9	759.4	382.1
Selling, general and administrative expenses	(253.6)	(208.1)	(520.6)	(384.6)
Income (loss) from operations	175.0	6.8	238.8	(2.5)
Other income (expense)
Interest income	2.5	3.0	5.1	5.1
Interest expense	(46.9)	(27.9)	(87.4)	(56.1)
Loss on early extinguishment of debt	(2.4)	—	(2.4)	(6.3)
Other income (expense) – net	(3.6)	34.6	0.9	86.5
Income (loss) from continuing operations before income taxes	124.6	16.5	155.0	26.7
(Provision for) benefit from income taxes	(44.1)	(16.3)	(52.9)	(22.3)
Income (loss) from continuing operations	80.5	0.2	102.1	4.4
Income (loss) from discontinued operations – net of tax	—	(0.6)	2.5	5.8
Gain (loss) on disposition of discontinued operations – net of tax	2.3	(0.8)	2.3	(0.5)
Net income (loss)	82.8	(1.2)	106.9	9.7
Net loss (income) attributable to noncontrolling interest	3.1	0.7	2.0	1.5
Net income (loss) attributable to Terex Corporation	$85.9	$(0.5)	$108.9	$11.2
Amounts attributable to Terex Corporation common stockholders:
Income (loss) from continuing operations	$83.6	$0.9	$104.1	$5.9
Income (loss) from discontinued operations – net of tax	—	(0.6)	2.5	5.8
Gain (loss) on disposition of discontinued operations – net of tax	2.3	(0.8)	2.3	(0.5)
Net income (loss) attributable to Terex Corporation	$85.9	$(0.5)	$108.9	$11.2
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.76	$0.01	$0.95	$0.05
Income (loss) from discontinued operations – net of tax	—	—	0.02	0.05
Gain (loss) on disposition of discontinued operations – net of tax	0.02	(0.01)	0.02	—
Net income (loss) attributable to Terex Corporation	$0.78	$—	$0.99	$0.10
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.75	$0.01	$0.94	$0.05
Income (loss) from discontinued operations – net of tax	—	—	0.02	0.05
Gain (loss) on disposition of discontinued operations – net of tax	0.02	(0.01)	0.02	—
Net income (loss) attributable to Terex Corporation	$0.77	$—	$0.98	$0.10
Weighted average number of shares outstanding in per share calculation
Basic	110.4	109.5	110.2	109.4
Diluted	111.4	114.8	111.5	115.0
Comprehensive income (loss)	(9.7)	12.9	80.3	89.3
Comprehensive loss (income) attributable to noncontrolling interest	3.1	0.7	2.0	1.5
Comprehensive income (loss) attributable to Terex Corporation	$(6.6)	$13.6	82.3	90.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$841.5	$774.1
Trade receivables (net of allowance of $35.9 and $42.5 at June 30, 2012 and December 31, 2011, respectively)	1,266.7	1,178.1
Inventories	1,734.8	1,758.1
Deferred taxes	103.0	121.5
Other current assets	222.2	221.4
Total current assets	4,168.2	4,053.2
Non-current assets
Property, plant and equipment – net	801.7	835.5
Goodwill	1,208.9	1,232.9
Intangible assets – net	480.7	519.5
Deferred taxes	67.4	69.0
Other assets	360.6	353.3
Total assets	$7,087.5	$7,063.4

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$60.5	$77.0
Trade accounts payable	829.8	764.6
Accrued compensation and benefits	220.9	222.3
Accrued warranties and product liability	102.7	111.0
Customer advances	222.9	223.2
Income taxes payable	71.0	185.2
Other current liabilities	290.4	307.6
Total current liabilities	1,798.2	1,890.9
Non-current liabilities
Long-term debt, less current portion	2,342.3	2,223.4
Retirement plans	329.8	344.6
Other non-current liabilities	376.1	416.1
Total liabilities	4,846.4	4,875.0
Commitments and contingencies
Redeemable noncontrolling interest	229.5	—
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 122.7 and 121.9 shares at June 30, 2012 and December 31, 2011, respectively	1.2	1.2
Additional paid-in capital	1,266.1	1,271.8
Retained earnings	1,472.1	1,361.9
Accumulated other comprehensive income (loss)	(152.1)	(125.5)
Less cost of shares of common stock in treasury – 13.0 and 13.1 shares at June 30, 2012 and December 31, 2011, respectively	(597.7)	(599.1)
Total Terex Corporation stockholders’ equity	1,989.6	1,910.3
Noncontrolling interest	22.0	278.1
Total stockholders’ equity	2,011.6	2,188.4
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$7,087.5	$7,063.4

The accompanying notes are an integral part of these condensed consolidated financial statements.
TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2012	2011
Operating Activities of Continuing Operations
Net income	$106.9	$9.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Discontinued operations	(4.8)	(5.3)
Depreciation and amortization	76.6	53.1
Deferred taxes	15.0	(5.2)
Gain on sale of assets	(9.5)	(92.2)
Stock-based compensation expense	15.5	13.7
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(87.9)	(132.2)
Inventories	(83.6)	(212.4)
Trade accounts payable	91.6	55.6
Other assets and liabilities	(150.1)	44.0
Other operating activities, net	48.1	52.3
Net cash provided by (used in) operating activities of continuing operations	17.8	(218.9)
Investing Activities of Continuing Operations
Capital expenditures	(35.3)	(32.8)
Purchase of marketable securities	—	(11.5)
Other investments	(14.1)	—
Proceeds from sale of assets	13.6	294.6
Other investing activities, net	(5.2)	(3.7)
Net cash (used in) provided by investing activities of continuing operations	(41.0)	246.6
Financing Activities of Continuing Operations
Principal repayments of debt	(212.3)	(376.5)
Proceeds from issuance of debt	321.1	100.8
Payment of debt issuance costs	(5.3)	(0.6)
Distributions to noncontrolling interest	(4.9)	—
Other financing activities, net	2.3	4.7
Net cash provided by (used in) financing activities of continuing operations	100.9	(271.6)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(10.3)	51.7
Net Increase (Decrease) in Cash and Cash Equivalents	67.4	(192.2)
Cash and Cash Equivalents at Beginning of Period	774.1	894.2
Cash and Cash Equivalents at End of Period	$841.5	$702.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)
NOTE A – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2011 has been derived from and should be read in conjunction with the audited Consolidated Balance Sheet as of that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012.

Cash and cash equivalents at June 30, 2012 and December 31, 2011 include $10.7 million and $14.2 million, respectively, which was not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

On August 16, 2011, the Company acquired a majority interest in the shares of Demag Cranes AG. The results of Demag Cranes AG comprise the Material Handling & Port Solutions (“MHPS”) segment since the date of acquisition. See Note H – “Acquisitions.”

Reclassification and Revisions. Certain prior year amounts have been reclassified to conform to the current year’s presentation. Certain reclassifications have been made to the December 31, 2011 Condensed Consolidated Balance Sheet in accordance with the accounting for business combinations to reflect retrospective purchase accounting adjustments to the preliminary estimated fair values of acquired Demag Cranes AG net assets. See Note H – “Acquisitions.” Effective July 1, 2011, the Company’s bridge inspection equipment business, which was formerly included in the Construction segment, is now included in the Aerial Work Platforms (“AWP”) segment.  The Company has changed the presentation of its Consolidated Statement of Cash Flows. Certain borrowings and repayments of debt have been reported on a gross basis; these cash flows were reported on a net basis previously. The Company has reclassified the impact of certain non-cash items on Trade receivables and Inventories and has also combined certain line items within the operating activities section of the Condensed Consolidated Statement of Cash Flows. The Company believes that these changes provide a clearer presentation of the Company’s cash flows. The Company revised its Condensed Consolidating Financial Statements to correct the presentation of intercompany activities between the Company, the Wholly-owned Guarantors and the non-guarantor subsidiaries for investments, loans, capital contributions and repayments. See Note P – “Consolidating Financial Statements” for further information on these revisions.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amended previous comprehensive income guidance. This accounting update eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” (“ASU 2011-12”). ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 and 2011-12 were effective for the Company on January 1, 2012. Since the provisions of ASU 2011-05 and 2011-12 are presentation related only, adoption of ASU 2011-05 and 2011-12 did not have a significant impact on the determination or reporting of the Company’s financial results.

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

Accounts Receivable and Allowance for Doubtful Accounts.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical customer review and current financial conditions.  The Company reviews its allowance for doubtful accounts at least quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectibility.  All other balances are reviewed on a pooled basis by type of receivable.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  There can be no assurance that the Company’s historical accounts receivable collection experience will be indicative of future results.  The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note N – “Litigation and Contingencies.”  Substantially all receivables were trade receivables at June 30, 2012 and December 31, 2011.

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value.  Future cash flow projections include assumptions for future sales levels and the level of working capital needed to support each business.  The Company uses data developed by business segment management as well as macroeconomic data in making these calculations.  The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset.  The Company recognized $0.3 million and $1.2 million of asset impairments for the three and six months ended June 30, 2012, respectively. The Company recognized $8.8 million and $8.9 million of asset impairments for the three and six months ended June 30, 2011, respectively.

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of ASC 820, “Fair Value Measurement and Disclosure” (“ASC 820”) include interest rate swap and foreign currency forward contracts discussed in Note J – “Derivative Financial Instruments.”  These contracts are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Determining which category an asset or liability falls within this hierarchy requires judgment.  The Company evaluates its hierarchy disclosures each quarter. Certain balances included in Cash and cash equivalents are invested in money market accounts, which are generally categorized as Level 1 or Level 2 in the fair value hierarchy, and/or certificates of deposit. Given the short term and liquid nature of these balances, the Company believes that carrying value approximates fair value for these amounts.

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Six Months Ended
June 30, 2012
Balance at beginning of period	$134.1
Accruals for warranties issued during the period	37.6
Changes in estimates	(0.5)
Settlements during the period	(42.7)
Foreign exchange effect/other	(1.3)
Balance at end of period	$127.2

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

The MHPS segment designs, manufactures, refurbishes, services and markets industrial cranes, including standard cranes, process cranes, rope and chain hoists, electric motors, light crane systems and crane components and port equipment such as mobile harbor cranes, automated stacking cranes, automated guided vehicles as well as terminal automation technology, including software. The segment operates an extensive global sales and service network. Customers use these products for material handling at manufacturing and port facilities. This segment information is included from August 16, 2011, the date of acquisition of a majority interest in the shares of Demag Cranes AG. See Note H – “Acquisitions.”

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

Effective July 1, 2012, the Company realigned certain operations to provide a single source for serving port equipment customers. The Terex Port Equipment business, formerly part of the Company’s Cranes segment, will now be consolidated within the Company’s MHPS segment. The Company will give effect to this realignment in its segment reporting for financial reporting periods beginning July 1, 2012.

Business segment information is presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Sales
AWP	$605.7	$485.7	$1,119.1	$863.9
Construction	388.8	359.7	751.9	701.2
Cranes	484.2	464.1	903.6	862.4
MHPS	361.0	—	728.5	—
MP	190.3	188.7	359.5	340.9
Corporate and Other / Eliminations	(18.5)	(10.0)	(31.7)	(24.0)
Total	$2,011.5	$1,488.2	$3,830.9	$2,744.4
Income (loss) from Operations
AWP	$83.2	$27.4	$125.8	$33.1
Construction	9.6	(6.0)	9.6	(9.2)
Cranes	43.5	(34.0)	50.8	(56.5)
MHPS	11.8	—	14.7	—
MP	28.6	21.1	43.9	33.4
Corporate and Other / Eliminations	(1.7)	(1.7)	(6.0)	(3.3)
Total	$175.0	$6.8	$238.8	$(2.5)

	June 30, 2012	December 31, 2011
Identifiable Assets
AWP	$1,018.3	$1,039.5
Construction	1,169.8	1,232.3
Cranes	2,251.1	2,137.8
MHPS	2,102.3	2,177.7
MP	968.2	928.7
Corporate and Other / Eliminations	(422.2)	(452.6)
Total	$7,087.5	$7,063.4

NOTE C – INCOME TAXES

During the three months ended June 30, 2012, the Company recognized income tax expense of $44.1 million on income of $124.6 million, an effective tax rate of 35.4% as compared to income tax expense of $16.3 million on income of $16.5 million, an effective tax rate of 98.8%, for the three months ended June 30, 2011.  The lower effective tax rate for the three months ended June 30, 2012 was primarily attributable to losses that did not produce tax benefits having less of an impact in the current period than in the prior year period.

During the six months ended June 30, 2012, the Company recognized income tax expense of $52.9 million on income of $155.0 million, an effective tax rate of 34.1% as compared to income tax expense of $22.3 million on income of $26.7 million, an effective tax rate of 83.5%, for the six months ended June 30, 2011.  The lower effective tax rate for the six months ended June 30, 2012 was primarily attributable to losses that did not produce tax benefits having less of an impact in the current period than in the prior year period.

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

The Company evaluates each reporting period whether it is reasonably possible that material changes to its uncertain tax position liability could occur in the next twelve months.  Changes may occur as a result of uncertain tax positions being re-measured, effectively settled, paid, acquired or divested, as the result of a change in the accounting rules, tax law or judicial decision, or due to the extension or expiration of the relevant statute of limitations. It is not possible to predict which uncertain tax positions, if any, may be challenged by tax authorities. The timing and impact of income tax audits and their resolution is highly uncertain.  New laws and judicial decisions can change assessments concerning technical merit and measurement.  The amounts or periods in which changes to reserves for uncertain tax positions will occur is not predictable with any degree of certainty.

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

Except for certain amounts related to Demag Cranes AG, including its subsidiaries in Australia, France, Italy, Spain, and the United Kingdom, the Company does not provide for foreign income and withholding, U.S. federal, or state income taxes or tax benefits on its investment in foreign subsidiaries because the related financial reporting basis over the tax basis of those investments is indefinitely reinvested. The Company reviews its plan to indefinitely reinvest during each reporting period. In making its decision to indefinitely reinvest, the Company evaluates its plans of reinvestment, its ability to control repatriation, and the need, if any, to repatriate funds to support U.S. operations. If the assessment of the Company with respect to investments in its foreign subsidiaries changes, deferred U.S. income taxes, foreign income taxes, and foreign withholding taxes may have to be accrued. The Company records deferred tax assets and liabilities on the temporary differences between the financial statement basis and the tax basis in the investment in subsidiaries when such deferred taxes are required to be recognized. Where appropriate, the Company does not accrue deferred income taxes on the temporary difference between book and tax basis in domestic subsidiaries. At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the investments in subsidiaries is not practical.

With the exception of goodwill, the Company recorded deferred taxes on differences between the book and tax bases of Demag Cranes AG assets and liabilities acquired. In general, acquired goodwill in a non-taxable business combination is not amortized and not deductible for tax purposes. The Company is evaluating whether deferred income taxes should be provided for temporary differences related to investments in Demag Cranes AG subsidiaries that existed on August 16, 2011. See Note H - “Acquisitions.” Based on the Company’s current assessment, it believes, with the exceptions noted below, that such amounts remain indefinitely reinvested and that deferred taxes do not need to be provided. The Company determined that, as of the date of acquisition, temporary differences related to the Demag Cranes & Components GmbH investments in its Australian, French, Italian, Spanish, United Kingdom, and U.S. subsidiaries were not indefinitely reinvested and recorded deferred tax liabilities.

NOTE D – DISCONTINUED OPERATIONS

On February 19, 2010, the Company completed the disposition of its Mining business to Bucyrus International, Inc. (“Bucyrus”)
and received approximately $1 billion in cash and approximately 5.8 million shares of Bucyrus common stock.  Following this transaction, the Company has invested in acquisitions and its current businesses and focused on products and services where it can maintain and build a strong market presence.  The products divested by the Company in the transaction included hydraulic mining excavators, high capacity surface mining trucks, track and rotary blasthole drills, drill tools and highwall mining equipment, as well as the related parts and aftermarket service businesses, including the Company-owned distribution locations.  The Company recorded a cumulative gain on the sale of its Mining business of approximately $607 million, net of tax through June 30, 2012.  During the six months ended June 30, 2012, the Company paid taxes of approximately $124 million related to the sale of its Mining business, which has been included in operating cash flows. The Company is involved in a dispute with Bucyrus regarding the calculation of the value of the net assets of the Mining business.  Bucyrus has provided the Company with their calculation of the net asset value of the Mining business, which seeks a payment of approximately $149 million from the Company to Bucyrus.  The Company believes that the Bucyrus calculation of the net asset value is incorrect and not in accordance with the terms of the definitive agreement.  The Company has objected to Bucyrus’ calculation and has provided Bucyrus with its calculation of the net asset value, which does not require any payment from the Company to Bucyrus.  The Company initiated a court proceeding on October 29, 2010 in the Supreme Court of the State of New York, County of New York, to enforce and protect its rights under the definitive agreement for the Mining business sale.  On April 17, 2012, the appellate court in New York granted the Company’s motion for summary judgment agreeing with the Company’s interpretation of the definitive agreement with respect to the process for calculating the value of the net assets of the Mining business.

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

During the three months ended June 30, 2011, the Company sold approximately 1.4 million shares of Bucyrus common stock for net proceeds of $127.3 million, resulting in a gain of $40.0 million, which was recorded in Other income (expense) in the Condensed Consolidated Statement of Comprehensive Income. During the six months ended June 30, 2011, the Company sold approximately 3.2 million shares of Bucyrus common stock for net proceeds of $293.1 million, resulting in a gain of $91.6 million, which was recorded in Other income (expense) in the Condensed Consolidated Statement of Comprehensive Income. As of June 30, 2012, the Company had no shares of Bucyrus stock remaining.

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$—	$—	$—	$—
Loss from discontinued operations before income taxes	$—	$(0.1)	$—	$(0.1)
(Provision for) benefit from income taxes	—	(0.5)	2.5	5.9
Income (loss) from discontinued operations – net of tax	$—	$(0.6)	$2.5	$5.8

Gain (loss) on disposition of discontinued operations	$2.7	$(3.0)	$2.7	$(2.8)
(Provision for) benefit from income taxes	(0.4)	2.2	(0.4)	2.3
Gain (loss) on disposition of discontinued operations – net of tax	$2.3	$(0.8)	$2.3	$(0.5)

During the six months ended June 30, 2012 and June 30, 2011, a tax benefit of $2.5 million and $5.9 million, respectively was recognized in discontinued operations for the resolution of uncertain tax positions for pre-divestiture years in the Mining business. During the three and six months ended June 30, 2011, the Company recorded a $0.8 million loss and $0.5 million loss, respectively, on the sale of its Mining business. During the three and six months ended June 30, 2012, the Company recorded a $2.3 million gain on the sale of its Atlas business based on contractually obligated earnings based payments from the purchaser. No assets and liabilities were remaining in discontinued operations entities in the Condensed Consolidated Balance Sheet as of June 30, 2012 and December 31, 2011.

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) from continuing operations attributable to Terex Corporation common stockholders	$83.6	$0.9	$104.1	$5.9
Income (loss) from discontinued operations–net of tax	—	(0.6)	2.5	5.8
Gain on disposition of discontinued operations–net of tax	2.3	(0.8)	2.3	(0.5)
Net income (loss) attributable to Terex Corporation	$85.9	$(0.5)	$108.9	$11.2
Basic shares:
Weighted average shares outstanding	110.4	109.5	110.2	109.4
Earnings per share – basic:
Income (loss) from continuing operations	$0.76	$0.01	$0.95	$0.05
Income (loss) from discontinued operations–net of tax	—	—	0.02	0.05
Gain (loss) on disposition of discontinued operations–net of tax	0.02	(0.01)	0.02	—
Net income (loss) attributable to Terex Corporation	$0.78	$—	$0.99	$0.10
Diluted shares:
Weighted average shares outstanding	110.4	109.5	110.2	109.4
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	1.0	5.3	1.3	5.6
Diluted weighted average shares outstanding	111.4	114.8	111.5	115.0
Earnings per share – diluted:
Income (loss) from continuing operations	$0.75	$0.01	$0.94	$0.05
Income (loss) from discontinued operations–net of tax	—	—	0.02	0.05
Gain on disposition of discontinued operations–net of tax	0.02	(0.01)	0.02	—
Net income (loss) attributable to Terex Corporation	$0.77	$—	$0.98	$0.10

The following table provides information to reconcile amounts reported on the Condensed Consolidated Statement of Comprehensive Income to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions):
Noncontrolling Interest Attributable to Common Stockholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income (loss) from continuing operations	$80.5	$0.2	$102.1	$4.4
Noncontrolling interest attributed to (income) loss from continuing operations	3.1	0.7	2.0	1.5
Income (loss) from continuing operations attributable to common stockholders	$83.6	$0.9	$104.1	$5.9

Weighted average options to purchase 0.2 million of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during each of the three and six months ended June 30, 2012 and 2011, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 0.3 million and 0.2 million shares were outstanding during the three and six months ended June 30, 2012, respectively, and weighted average restricted stock awards of 0.4 million and 0.3 million were outstanding during the three and six months ended June 30, 2011, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance. ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

The 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”) described in Note L – “Long-Term Obligations” are dilutive to the extent the volume-weighted average price of the Common Stock for the period evaluated was greater than $16.25 per share and earnings from continuing operations were positive. The volume-weighted average price of the Common Stock was greater than $16.25 per share for the three and six months ended June 30, 2012 and 2011. The number of shares that were contingently issuable for the 4% Convertible Notes during each of the three and six months ended June 30, 2012 was 0.6 million. The number of shares that were contingently issuable for the 4% Convertible Notes during each of the three and six months ended June 30, 2011 was 4.2 million.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	June 30, 2012	December 31, 2011
Finished equipment	$447.2	$465.2
Replacement parts	205.2	217.7
Work-in-process	517.8	508.7
Raw materials and supplies	564.6	566.5
Inventories	$1,734.8	$1,758.1

Reserves for lower of cost or market value, excess and obsolete inventory were $124.4 million and $120.1 million at June 30, 2012 and December 31, 2011, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	June 30, 2012	December 31, 2011
Property	$120.1	$123.3
Plant	402.2	426.4
Equipment	691.9	690.4
Property, plant and equipment – gross	1,214.2	1,240.1
Less: Accumulated depreciation	(412.5)	(404.6)
Property, plant and equipment – net	$801.7	$835.5

NOTE H – ACQUISITIONS

2012 Acquisitions

In April 2012, the Company completed a small acquisition in the Cranes segment that had an aggregate purchase price of less than $11 million. This acquisition did not have a material impact on the Company’s financial results.

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

In January 2012, the Company entered into a Domination and Profit and Loss Transfer Agreement (the “DPLA”) with Demag Cranes AG. The DPLA was approved by the Demag Cranes AG shareholders on March 16, 2012 and became effective following registration of the DPLA in the commercial register on April 18, 2012. Upon demand from outside shareholders of Demag Cranes AG, the Company will acquire their shares in return for €45.52 per share. Any outside shareholders of Demag Cranes AG that choose not to sell their shares to the Company will receive an annual guaranteed payment in the gross amount of €3.33 per share (€3.04 net per share). See Note O – “Stockholders’ Equity” for a discussion of the financial statement impact of these items.

Net Assets Acquired
The Company has applied purchase accounting to Demag Cranes AG and the results of operations are included in the Company’s consolidated financial statements following the acquisition date. The application of purchase accounting under ASC 805 requires the recognition and measurement of the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The net assets and liabilities of Demag Cranes AG were recorded at their estimated fair value using Level 3 inputs. The noncontrolling interest was recorded at fair value using Level 1 inputs. See Note A – “Basis of Presentation,” for an explanation of Level 1 and 3 inputs. In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans, and appropriate discount and growth rates. The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the date of this filing to estimate the fair value of assets acquired and liabilities assumed. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Specifically, certain tax positions require further analysis and are not yet final. Thus, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price adjustments as soon as practicable but no later than one-year from the acquisition date.

During the period ended June 30, 2012, the Company made an election, for U.S. tax purposes, to characterize most aspects of the Demag Cranes AG acquisition as a purchase of assets, rather than as a purchase of shares of Demag Cranes AG. As a result of this election, a net $38.4 million U.S. deferred tax liability related to the investment basis difference was no longer required. Since the deferred tax liability was recorded in purchase accounting as an increase to goodwill, its elimination was recorded as a reduction to goodwill. In addition, during the period ended June 30, 2012, additional measurement period adjustments of $9.8 million related principally to uncertain tax position amounts and deferred tax liabilities for the investment basis differences in certain Demag Cranes AG subsidiaries were recorded as an increase to goodwill. The total measurement period adjustment in the period ended June 30, 2012 to MHPS goodwill for tax-related purchase accounting items was a decrease of $28.6 million and the Demag Cranes AG acquisition date balance sheet (shown below) and the December 31, 2011 Condensed Consolidated Balance Sheet have been adjusted to reflect such decrease.

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

Assets acquired
Current assets	$603.4
Trade receivables	253.3
Property, plant and equipment	308.0
Intangible assets not subject to amortization	129.7
Intangible assets subject to amortization	302.3
Other assets	131.0
Goodwill	821.5
Total assets acquired	2,549.2

Liabilities assumed
Current liabilities, excluding current portion of long-term debt	471.4
Long-term debt	169.5
Postemployment benefit obligation	188.9
Other noncurrent liabilities	329.8
Total liabilities assumed	1,159.6
Net assets acquired	$1,389.6

Goodwill of $821.5 million, resulting from the acquisition of a majority interest in Demag Cranes AG was assigned to the newly created MHPS segment. Goodwill consists of intangible assets that do not qualify for separate recognition which includes assembled workforce. As part of the final valuation of the acquisition, the Company will determine which entities and to what extent the benefit of the acquisition applies and, as required by U.S. GAAP, record the appropriate intangibles and goodwill to each entity. With the exception of tax deductible goodwill existing prior to the acquisition, the purchased intangibles and goodwill are not deductible for tax purposes. However, purchase accounting allows for the establishment of deferred tax liabilities on purchased intangibles (other than goodwill) that will be recognized as a tax benefit on the Company’s future Consolidated Statements of Comprehensive Income in proportion to and over the amortization period of each related intangible asset.

Demag Cranes AG maintained change-in-control provisions with certain management board members that allowed for enhanced severance and benefit payments. Included in the assets acquired and liabilities assumed above are severance accruals of approximately $4.1 million. These severance payments are expected to be completed in 2013.

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

	Three Months Ended	Six Months Ended
(in millions, except per share data)	June 30	June 30
	2011	2011
Net sales	$1,851.3	$3,455.0
Net (loss) income attributable to Terex Corporation	$(42.7)	$(36.3)
Basic earnings (loss) per share attributable to Terex Corporation common stockholders	$(0.39)	$(0.33)
Diluted earnings (loss) per share attributable to Terex Corporation common stockholders	$(0.39)	$(0.33)

Other 2011 Acquisitions

In May 2011, the Company completed a small acquisition in the MP segment that had an aggregate purchase price of less than $5 million. In October 2011, the Company completed a small acquisition in the AWP segment that had an aggregate purchase price of less than $25 million. These acquisitions did not have a material impact on the Company’s financial results.

NOTE I – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	Aerial Work Platforms	Construction	Cranes	Materials Handling & Port Solutions	Materials Processing	Total
Balance at December 31, 2011, gross	$154.7	$438.8	$206.0	$740.2	$198.0	$1,737.7
Accumulated impairment	(42.8)	(438.8)	—	—	(23.2)	(504.8)
Balance at December 31, 2011, net	111.9	—	206.0	740.2	174.8	1,232.9
Acquisitions	(0.2)	—	15.1	—	—	14.9
Change in control of joint venture (1)	—	—	(4.6)	—	—	(4.6)
Foreign exchange effect and other	(0.6)	—	(4.0)	(31.2)	1.5	(34.3)
Balance at June 30, 2012, gross	153.9	438.8	212.5	709.0	199.5	1,713.7
Accumulated impairment	(42.8)	(438.8)	—	—	(23.2)	(504.8)
Balance at June 30, 2012, net	$111.1	$—	$212.5	$709.0	$176.3	$1,208.9

(1)	On March 1, 2012 the Company reduced its interest in a joint venture and, as a result, deconsolidated the business from its condensed consolidated financial statements.

The Company recorded measurement period adjustments to the acquisition balance sheet of Demag Cranes AG, which have been retrospectively adjusted in the December 31, 2011 Condensed Consolidated Balance Sheet. See Note H - “Acquisitions,” for more information on these purchase accounting adjustments.

Intangible assets, net were comprised of the following as of June 30, 2012 and December 31, 2011 (in millions):

		June 30, 2012			December 31, 2011
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	8	$84.1	$30.8	$53.3	$80.6	$28.4	$52.2
Customer Relationships	15	346.6	64.7	281.9	365.8	56.0	309.8
Land Use Rights	55	16.7	0.9	15.8	25.9	3.5	22.4
Other	8	50.7	35.0	15.7	51.8	33.5	18.3
Total definite-lived intangible assets		$498.1	$131.4	$366.7	$524.1	$121.4	$402.7

Indefinite-lived intangible assets:
Tradenames		$114.0			$116.8
Total indefinite-lived intangible assets		$114.0			$116.8

	Three Months Ended		Six Months Ended
(in millions)	2012	2011	2012	2011
Aggregate Amortization Expense	$10.8	$4.6	$21.7	$9.2

Estimated aggregate intangible asset amortization expense (in millions) for the next five years is as follows:

2012	$43.9
2013	$38.0
2014	$36.6
2015	$36.2
2016	$35.8

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

In November 2007, the Company entered into an interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment.  At June 30, 2012, the Company had $400.0 million notional amount of this interest rate swap agreement outstanding, which matures in 2017.  The fair market value of this swap at June 30, 2012 and December 31, 2011 was a gain of $25.2 million and $33.4 million, respectively, which is recorded in Other assets.

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

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At June 30, 2012, the Company had $779.0 million notional amount of currency exchange forward contracts outstanding, most of which mature on or before June 30, 2013.  The fair market value of these contracts at June 30, 2012 was a net loss of $5.0 million.  At June 30, 2012, $537.6 million notional amount ($2.8 million of fair value losses) of these forward contracts have been designated as, and are effective as, cash flow hedges of forecasted and specifically identified transactions.  During 2012 and 2011, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

The Company records the interest rate swap and foreign exchange contracts at fair value on a recurring basis.  The interest rate swap is categorized under Level 2 of the ASC 820 hierarchy and is recorded at June 30, 2012 and December 31, 2011 as an asset of $25.2 million and $33.4 million, respectively.  The foreign exchange contracts designated as hedging instruments are categorized under Level 1 of the ASC 820 hierarchy and are recorded at June 30, 2012 and December 31, 2011 as a net liability of $5.0 million and $5.9 million, respectively.  See Note A – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. The fair values of these foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date. The fair value of the interest rate swap agreement is based on LIBOR yield curves at the reporting date.  The fair values of these contracts are based on the contract rate specified at the anticipated contracts’ settlement date and quoted forward foreign exchange prices at the reporting date.

The Company had entered into a stockholders agreement with Bucyrus that contained certain restrictions, including providing for Terex’s commitment that it would not directly or indirectly sell or otherwise transfer its economic interest in the shares of Bucyrus stock received by it for a period of one year, subject to certain exceptions. As a result, in order to partially mitigate the risks associated with the shares of Bucyrus stock, the Company entered into derivative contracts using a basket of stocks whose prices had historically been highly correlated with the Bucyrus stock price.  During March 2010, the Company paid premiums of approximately $21 million to enter into derivative trades to mitigate the risk of approximately 95% of the notional value of the Bucyrus stock based on historic prices.  The one year lock-up contained in the stockholders agreement expired on February 19, 2011.  All of the derivative contracts purchased by the Company expired unexercised during the six months ended June 30, 2011. The Company recognized $0.3 million loss in Other income (expense) – net on the Condensed Consolidated Statement of Comprehensive Income related to these derivative contracts for the six months ended June 30, 2011.

The Company entered into contingent participating forward foreign currency contracts to purchase up to €450 million during the second quarter of 2011 in connection with the acquisition of Demag to hedge against its exposure to changes in the exchange rate for the Euro, as the acquisition purchase price was payable in Euros. Such contracts were not designated as hedging instruments. The Company recorded these contracts at their fair value of $0.6 million in Other current liabilities in the Condensed Consolidated Balance Sheet, with the corresponding loss recorded in Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income.

The Company’s MHPS segment uses forward foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions. These contracts have not been designated as hedging instruments. The foreign exchange contracts are accounted for as financial assets or financial liabilities and measured at fair value at the balance sheet date and are categorized under Level 1 of the ASC 820 hierarchy. The fair values of these foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date. Changes in the fair value of derivative financial instruments are recognized as gains or losses in Cost of goods sold in the Condensed Consolidated Statement of Comprehensive Income.

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	June 30, 2012	December 31, 2011
Foreign exchange contracts	Other current assets	$7.1	$7.1
Interest rate contract	Other assets	25.2	33.4
Total asset derivatives		$32.3	$40.5
Liability Derivatives
Foreign exchange contracts	Other current liabilities	$12.0	$13.0
Interest rate contract	Long-term debt, less current portion	25.2	33.4
Total liability derivatives		$37.2	$46.4
Total Derivatives		$(4.9)	$(5.9)

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	June 30, 2012	December 31, 2011
Foreign exchange contracts	Other current assets	$0.9	$0.7
Total asset derivatives		$0.9	$0.7
Liability Derivatives
Foreign exchange contracts	Other current liabilities	$1.2	$—
Total liability derivatives		$1.2	$—
Total Derivatives		$(0.3)	$0.7

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income and Accumulated other comprehensive income (“OCI”) (in millions):

Gain (Loss) Recognized on Derivatives in Income:		Three Months Ended June 30,		Six Months Ended June 30,
Fair Value Derivatives	Location	2012	2011	2012	2011
Interest rate contract	Interest expense	$4.6	$4.9	$9.3	$9.8
Gain (Loss) Recognized on Derivatives in OCI:		Three Months Ended June 30,		Six Months Ended June 30,
Cash Flow Derivatives		2012	2011	2012	2011
Foreign exchange contracts		$(2.2)	$1.3	$1.8	$4.7
(Loss) Gain Reclassified from OCI into Income (Effective):		Three Months Ended June 30,		Six Months Ended June 30,
Account		2012	2011	2012	2011
Cost of goods sold		$(2.7)	$(1.8)	$(2.9)	$(3.4)
Other income (expense) – net		(2.0)	1.0	(4.1)	1.0
Total		$(4.7)	$(0.8)	$(7.0)	$(2.4)
Gain (Loss) Recognized on Derivatives (Ineffective) in Income:		Three Months Ended June 30,		Six Months Ended June 30,
Account		2012	2011	2012	2011
Other income (expense) – net		$0.9	$—	$2.3	$0.5

The following table provides the effect of derivative instruments that are not designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (in millions):

Gain (Loss) Recognized on Derivatives not designated as hedges in Income:	Three Months Ended June 30,		Six Months Ended June 30,
Account	2012	2011	2012	2011
Cost of good sold	$(0.7)	$—	$(2.0)	$—
Other income (expense) – net	—	(0.6)	—	(0.9)

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

Unrealized net gains (losses), net of tax, included in OCI are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$0.4	$1.3	$(3.6)	$(2.1)
Additional gains (losses) – net	(4.2)	2.3	(2.3)	5.7
Amounts reclassified to earnings	2.0	(1.0)	4.1	(1.0)
Balance at end of period	$(1.8)	$2.6	$(1.8)	$2.6

The estimated amount of existing losses for derivative contracts recorded in OCI as of June 30, 2012 that are expected to be reclassified into earnings in the next twelve months is $1.8 million.

NOTE K – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions. Given economic trends from 2008 through 2011, the Company initiated certain restructuring programs to better utilize its workforce and optimize facility utilization to match the demand for its products.

To optimize facility utilization, the Company established a restructuring program to move its crushing and screening manufacturing business from Cedar Rapids, Iowa within the MP segment to other facilities, primarily in North America. Engineering, sales and service functions for materials processing equipment currently made at the plant will be retained at the facility for the near future.  The program was completed in 2011.

The Company established a restructuring program within the MP segment to realize cost synergies and support its joint brand strategy by consolidating certain of its crushing equipment manufacturing businesses.  This program resulted in the relocation of its Pegson operations in Coalville, England to Omagh, Northern Ireland. The global design center for crushing equipment and certain component manufacturing was retained at Coalville for the near future.  The program was completed in 2011. The Company has subsequently revised its plans for this site and intends to invest in its design and engineering team and re-implement manufacturing based at this location. The Coalville facility will become the MP center for research and development, with responsibility for providing new and innovative products. As a result of these revised plans, $2.4 million of restructuring reserve was reversed in the three and six months ended June 30, 2012.

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

During the third quarter of 2011, the Company reorganized certain areas within the Construction segment to enhance operational efficiency. The expected cost of these activities was $1.4 million and resulted in the reduction of approximately 5 team members. This program is expected to be completed in 2013.

During the third quarter of 2011, certain areas of the MHPS segment were reorganized to better utilize the Company’s workforce. The expected cost related to these activities was $4.0 million and will result in the reduction of approximately 10 team members. This program is expected to be completed in 2012.

During the second quarter of 2012, the Company closed a parts distribution center in its Construction segment. The expected cost of this activity is $0.3 million and resulted in the reduction of approximately 9 team members. This program is expected to be completed in 2012.

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the six months ended June 30, 2012, the cumulative amount of expenses incurred since inception of the programs from 2009 through 2012 and the total amount expected to be incurred (in millions):

	Amount incurred during the six months ended June 30, 2012	Cumulative amount incurred through June 30, 2012	Total amount expected to be incurred
AWP	$—	$23.7	$23.7
Construction	0.2	39.0	39.1
Cranes	0.7	39.0	40.7
MHPS	—	3.9	3.9
MP	(2.4)	11.2	11.2
Corporate and Other	—	6.2	6.2
Total	$(1.5)	$123.0	$124.8

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the six months ended June 30, 2012, the cumulative amount of expenses incurred since inception and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred in the six months ended June 30, 2012	$(0.9)	$(1.3)	$0.7	$(1.5)
Cumulative amount incurred through June 30, 2012	$91.3	$16.3	$15.4	$123.0
Total amount expected to be incurred	$91.8	$17.7	$15.3	$124.8

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the six months ended June 30, 2012 (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Restructuring reserve at December 31, 2011	$20.0	$1.2	$(0.4)	$20.8
Restructuring charges	(0.9)	(2.2)	0.6	(2.5)
Cash expenditures	(6.1)	(0.1)	—	(6.2)
Restructuring reserve at June 30, 2012	$13.0	$(1.1)	$0.2	$12.1

During the six months ended June 30, 2011, $12.1 million of restructuring charges were included in COGS. During the six months ended June 30, 2012, there were no restructuring charges included in COGS. During the six months ended June 30, 2012, a credit of $1.5 million for adjustments to restructuring charges were included in SG&A costs. There were $4.2 million restructuring charges included in SG&A costs for the six months ended June 30, 2011.

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
•The minimum required levels of the interest coverage ratio, as defined in the 2011 Credit Agreement, are set forth below:

Period	Ratio
April 1, 2012 and thereafter	2.50	to	1.00

•The maximum permitted levels of the senior secured leverage ratio, as defined in the 2011 Credit Agreement, are set forth below:

Period	Ratio
April 1, 2012 through and including June 30, 2012	2.50	to	1.00
Thereafter	2.25	to	1.00

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

As of June 30, 2012 and December 31, 2011, the Company had $701.9 million and $710.8 million in U.S. dollar and Euro denominated term loans outstanding under the 2011 Credit Agreement. The Company had no revolving credit amounts outstanding as of June 30, 2012 or December 31, 2011.

The 2011 Credit Agreement incorporates facilities for issuance of letters of credit up to $250 million.  Letters of credit issued under the 2011 Credit Agreement letter of credit facility decrease availability under the $500 million revolving line of credit.  As of June 30, 2012 and December 31, 2011, the Company had letters of credit issued under the 2011 Credit Agreement that totaled $58.4 million and $61.8 million, respectively.  The 2011 Credit Agreement also permits the Company to have additional letter of credit facilities up to $100 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit.  As of June 30, 2012 and December 31, 2011, the Company had letters of credit issued under the additional letter of credit facilities of the 2011 Credit Agreement that totaled $1.8 million and $1.0 million, respectively.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2011 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $221.5 million and $114.6 million as of June 30, 2012 and December 31, 2011, respectively.

In total, as of June 30, 2012 and December 31, 2011, the Company had letters of credit outstanding of $281.7 million and $289.3 million, respectively. Letters of credit outstanding at December 31, 2011 included $111.9 million outstanding under the Demag Cranes AG credit agreement which was terminated on May 21, 2012.

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

Demag Cranes AG Credit Agreement

Following the effectiveness of the DPLA, the lenders under the Demag Cranes AG Credit Agreement exercised their option to terminate the agreement. Demag Cranes AG repaid all €135 million debt outstanding on May 11, 2012 and provided bank guarantees or cash collateral to backstop any letters of credit outstanding under the facility by May 21, 2012. The facility was terminated on May 21, 2012.

6-1/2% Senior Notes

On March 27, 2012, the Company sold and issued $300 million aggregate principal amount of Senior Notes Due 2020 (“6-1/2% Notes”) at par. The proceeds from these notes were used for general corporate purposes, including cash requirements resulting from the effectiveness of the DPLA. The 6-1/2% Notes are redeemable by the Company beginning in April 2016 at an initial redemption price of 103.250% of principal amount. The 6-1/2% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries (see Note P – “Consolidating Financial Statements”).

10-7/8% Senior Notes

On June 3, 2009, the Company sold and issued $300 million aggregate principal amount of Senior Notes Due 2016 (“10-7/8% Notes”) at 97.633%.  The Company used a portion of the approximately $293 million proceeds from the offering of the 10-7/8% Notes, together with a portion of the proceeds from the 4% Convertible Notes discussed below, to prepay a portion of its term loans under the 2006 Credit Agreement and to pay off the outstanding balance under the revolving credit component of the 2006 Credit Agreement.  The 10-7/8% Notes are redeemable by the Company beginning in June 2013 at an initial redemption price of 105.438% of principal amount. As a result of the Company’s redemption of the 7-3/8% Notes, as of February 7, 2011, the 10-7/8% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries (see Note P – “Consolidating Financial Statements”).

4% Convertible Senior Subordinated Notes

On June 3, 2009, the Company sold and issued $172.5 million aggregate principal amount of 4% Convertible Notes.  In certain circumstances and during certain periods, the 4% Convertible Notes will be convertible at an initial conversion rate of 61.5385 shares of Common Stock per $1,000 principal amount of convertible notes, equivalent to an initial conversion price of approximately $16.25 per share of Common Stock, subject to adjustment in some events.  Upon conversion, Terex will deliver cash up to the aggregate principal amount of the 4% Convertible Notes to be converted and shares of Common Stock with respect to the remainder, if any, of Terex’s convertible obligation in excess of the aggregate principal amount of the 4% Convertible Notes being converted. As a result of the Company’s redemption of the 7-3/8% Notes, as of February 7, 2011, the 4% Convertible Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries (see Note P – “Consolidating Financial Statements”).

The Company, as issuer of the 4% Convertible Notes, must separately account for the liability and equity components of the 4% Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods.  The Company allocated $54.3 million of the $172.5 million principal amount of the 4% Convertible Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through June 2015.  The Company recorded a related deferred tax liability of $19.4 million on the equity component.  The balance of the 4% Convertible Notes was $141.6 million at June 30, 2012.  The Company recognized interest expense of $7.8 million on the 4% Convertible Notes for the six months ended June 30, 2012.  The interest expense recognized for the 4% Convertible Notes will increase as the discount is amortized using the effective interest method, which accretes the debt balance over its term to $172.5 million at maturity.  Interest expense on the 4% Convertible Notes throughout its term includes 4% annually of cash interest on the maturity balance of $172.5 million plus non-cash interest expense accreted to the debt balance as described. In the third quarter of 2012 through the date of this filing, the Company has purchased approximately 25% of the principal amount outstanding of the 4% Convertible Notes for approximately $63 million.

8% Senior Subordinated Notes

On November 13, 2007, the Company sold and issued $800 million aggregate principal amount of 8% Notes. The 8% Notes are redeemable by the Company beginning in November 2012 at an initial redemption price of 104.000% of principal amount. As a result of the Company’s redemption of the 7-3/8% Notes, as of February 7, 2011, the 8% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries (see Note P – “Consolidating Financial Statements”).

7-3/8% Senior Subordinated Notes

On November 25, 2003, the Company sold and issued $300 million aggregate principal amount of 7-3/8% Notes discounted to yield 7-1/2%.  The 7-3/8% Notes were jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note P – “Consolidating Financial Statements”).  The 7-3/8% Notes were redeemable by the Company beginning in January 2009 at an initial redemption price of 103.688% of principal amount. On January 18, 2011, the Company exercised its early redemption option and repaid the outstanding $297.6 million principal amount of its 7-3/8% Notes. The total cash paid to redeem the 7-3/8% Notes was $312.3 million which included a call premium of 1.229% as set forth in the indenture for the 7-3/8% Notes, totaling $3.6 million plus accrued and unpaid interest of $36.875 per $1,000 principal amount at the redemption date.

The $6.3 million Loss on early extinguishment of debt in the Condensed Consolidated Statement of Comprehensive Income for the six months ended June 30, 2011 includes (a) cash payments of $3.6 million for call premiums associated with the repayment of $297.6 million of outstanding debt and (b) $2.7 million of non-cash charges for accelerated amortization of debt acquisition costs related to the redemption of the 7-3/8% notes, original issue discount and loss on a terminated swap associated with the outstanding debt, which all flow into the calculation of Net income. In preparing the Condensed Consolidated Statement of Cash Flows, the non-cash item (b) was added to Net income to reflect cash flow appropriately.

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet  (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of June 30, 2012, as follows (in millions, except for quotes):

	Book Value	Quote	FV
8% Notes	$800.0	$1.02500	$820
4% Convertible Notes (net of discount)	$141.6	$1.32875	$188
10-7/8% Notes	$296.0	$1.11500	$330
6-1/2% Notes	$300.0	$1.00750	$302
2011 Credit Agreement Term Loan (net of discount) – USD	$452.8	$1.00250	$454
2011 Credit Agreement Term Loan (net of discount) – EUR	$249.2	$0.98500	$245

The fair value of debt reported in the table above is based on price quotations on the debt instrument in an active market and therefore categorized under Level 1 of the ASC 820 hierarchy. See Note A – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. The Company believes that the carrying value of its other borrowings approximates fair market value based on discounted future cash flows using rates currently available for debt of similar terms and remaining maturities. The fair value of these other borrowings are categorized under Level 2 of the ASC 820 hierarchy.

NOTE M – RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans – As of June 30, 2012, the Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”).  Participation in the Terex Plan for all employees has been frozen. Participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only. The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company’s policy generally to fund the Terex Plan based on the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds.

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

Information regarding the Company’s U.S. plans, including the SERP, was as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Components of net periodic cost:
Service cost	$0.3	$0.5	$0.6	$1.0
Interest cost	1.8	2.1	3.6	4.1
Expected return on plan assets	(2.2)	(2.1)	(4.4)	(4.2)
Amortization of prior service cost	0.1	—	0.1	0.1
Amortization of actuarial loss	1.2	0.9	2.5	1.8
Net periodic cost	$1.2	$1.4	$2.4	$2.8

	Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Components of net periodic cost:
Interest cost	$0.1	$0.2	$0.2	$0.3
Amortization of actuarial loss	0.1	—	0.1	—
Net periodic cost	$0.2	$0.2	$0.3	$0.3

The Company plans to contribute approximately $13 million to its U.S. defined benefit pension and post-retirement plans for the year ending December 31, 2012.  During the six months ended June 30, 2012, the Company contributed $2.8 million to its U.S. defined benefit pension plans and post-retirement plans.

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

On August 16, 2011, the Company acquired Demag Cranes AG which has defined benefit plans in Germany and Switzerland. The plans in Germany are unfunded plans. The plan in Switzerland is funded and the Company funds this plan in accordance with funding regulations in Switzerland. The impact of these plans was included from the date of acquisition and resulted in an additional liability of approximately $200 million in Retirement plans on the Condensed Consolidated Balance Sheet. See Note H – “Acquisitions.”

Information regarding the Company’s non-U.S. plans was as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Components of net periodic cost:
Service cost	$1.7	$0.8	$3.3	$1.8
Interest cost	4.0	2.3	8.3	4.5
Expected return on plan assets	(1.6)	(1.4)	(3.3)	(2.8)
Employee contributions	(0.1)	—	(0.2)	—
Amortization of actuarial loss	0.2	0.1	0.4	0.2
Net periodic cost	$4.2	$1.8	$8.5	$3.7

The Company plans to contribute approximately $18 million to its non-U.S. defined benefit pension plans for the year ending December 31, 2012.  During the six months ended June 30, 2012, the Company contributed $10.0 million to its non-U.S. defined benefit pension plans.

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

The Company does not agree that the accused Powerscreen mobile screening plants or their folding conveyor infringe the subject patent held by Metso. These types of patent cases are complex and the Company strongly believes that the verdict is contrary to both the law and the facts. The Company has appealed the verdict, posted an appeal bond in the amount of approximately $50 million while judgment is stayed pending the appeal process and believes that it will ultimately prevail on appeal. The Company does not expect this judgment will have a material impact on its consolidated business or overall operating results. However, the outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in the Company incurring significant liabilities, which could have a material adverse effect on its results of operations.

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

The Company’s outstanding letters of credit totaled $281.7 million at June 30, 2012.  The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet as well as collateral guaranteeing the Company’s performance under contracts.

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

As of June 30, 2012 and December 31, 2011, the Company’s maximum exposure to such credit guarantees was $70.3 million and $126.4 million, respectively, including total guarantees issued by Terex Demag GmbH, part of the Cranes segment, of $46.8 million and $60.4 million, respectively; and Genie Holdings, Inc. and its affiliates (“Genie”), part of the AWP segment, of $9.6 million and $18.0 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  The maximum exposure for residual value guarantees issued by the Company totaled $5.8 million and $13.5 million as of June 30, 2012 and December 31, 2011, respectively.  The Company is generally able to mitigate some of the risk associated with these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of June 30, 2012 and December 31, 2011, the Company’s maximum exposure pursuant to buyback guarantees was $89.1 million and $103.4 million, respectively, including total guarantees issued by Genie of $33.8 million and $45.4 million, respectively, and guarantees issued by entities in the MHPS segment of $50.7 million and $54.5 million, respectively. The Company is generally able to mitigate some of the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $7 million and $12 million as of June 30, 2012 and December 31, 2011, respectively, for the estimated fair value of all guarantees provided.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$82.8	$(1.2)	$106.9	$9.7
Other comprehensive income (loss):
Pension liability adjustment	2.6	0.6	2.9	0.8
Translation adjustment	(93.3)	34.8	(32.7)	122.2
Equity security adjustment	0.4	(22.6)	1.4	(48.1)
Derivative hedging adjustment	(2.2)	1.3	1.8	4.7
Comprehensive income (loss)	(9.7)	12.9	80.3	89.3
Comprehensive loss (income) attributable to noncontrolling interest	3.1	0.7	2.0	1.5
Comprehensive income (loss) attributable to Terex Corporation	$(6.6)	$13.6	$82.3	$90.8

During the six months ended June 30, 2012, the Company granted 1.4 million shares of restricted stock to its employees with a weighted average grant date fair value of $26.09 per share.  Approximately 66% of these restricted stock awards vest ratably over a three-year period and approximately 34% cliff vest at the end of a three-year period.  Approximately 17% of the shares granted are based on performance targets containing a market condition.  The Company used the Monte Carlo method to determine grant date fair values of $32.58 and $29.50 per share for the awards with a market condition granted on February 29, 2012 and March 27, 2012, respectively.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

	Grant date
	February 29, 2012	March 27, 2012
Dividend yields	—%	—%
Expected volatility	59.15%	56.83%
Risk free interest rate	0.41%	0.47%
Expected life (in years)	2.84	2.76

During the six months ended June 30, 2012, the Company issued 58 thousand shares of its outstanding Common Stock which were contributed into a deferred compensation plan under a Rabbi Trust.
Redeemable Noncontrolling Interest
Noncontrolling interest with redemption features that are not solely within the Company’s control (“redeemable noncontrolling interest”) are presented separately from Total stockholders’ equity in the Condensed Consolidated Balance Sheet at the maximum redemption value. If the maximum redemption value is greater than carrying value, the increase is adjusted directly to additional paid in capital and does not impact net income.
Upon effectiveness of the DPLA on April 18, 2012, the Company became obligated to purchase shares of Demag Cranes AG held by the noncontrolling interest shareholders for a cash payment upon demand. See Note H – “Acquisitions.”
The DPLA is a binding agreement. However, noncontrolling interest shareholders of Demag Cranes AG initiated appraisal proceedings in the German court system that challenges the fair value determination of the €45.52 tender price and €3.33 annual guaranteed payment. If a higher price is determined, the additional obligation would be recorded as an adjustment directly to additional paid in capital with a corresponding increase to the Company’s DPLA obligation. Until the appraisal proceedings are completed and for a two month period thereafter, noncontrolling interest shareholders who do not tender their shares shall receive the annual guaranteed payment and retain their right to tender their shares to the Company. Following the completion of the two month period after the appraisal proceedings are completed, noncontrolling interest shareholders who do not tender shall continue to receive the annual guaranteed payments but will no longer have the right to tender their shares to the Company.
Beginning on the effective date of the DPLA, the costs of the annual guaranteed payment are reflected as Other income (expense) in the Condensed Consolidated Statement of Comprehensive Income.
The following is a summary of redeemable noncontrolling interest as of June 30, 2012 (in millions):

Balance at January 1, 2012	$—
Reclassification from noncontrolling interest (as of April 18, 2012)	247.5
Adjustment for maximum redemption value	12.5
Redemptions	(3.0)
Accrued guaranteed payment obligation	3.3
Foreign currency translation	(30.8)
Balance at June 30, 2012	$229.5
This obligation approximates the cost if all remaining shares were purchased by the Company on June 30, 2012 and is presented in the Condensed Consolidated Balance Sheet in Redeemable Noncontrolling Interest, which is considered temporary equity.

NOTE P – CONSOLIDATING FINANCIAL STATEMENTS

On January 18, 2011, the Company repaid the outstanding $297.6 million principal amount outstanding of its 7-3/8% Notes (see Note L – “Long-Term Obligations”).  As a result of the Company’s redemption of the 7-3/8% Notes, as of February 7, 2011, the 4% Convertible Notes, 8% Notes and 10-7/8% Notes, as well as the 6-1/2% Notes issued in March 2012, were jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): A.S.V., Inc., CMI Terex Corporation, Fantuzzi Noell USA, Inc., Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., GFS National, Inc., Loegering Mfg. Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Schaeff Incorporated, Schaeff of North America, Inc., Terex Advance Mixer, Inc., Terex Aerials, Inc., Terex Financial Services, Inc., Terex South Dakota, Inc., Terex USA, LLC, Terex Utilities, Inc. and Terex Washington, Inc.  Wholly-owned Guarantors are 100% owned by the Company. All of the guarantees are full and unconditional.  The guarantees of the Wholly-owned Guarantors are subject to release in limited circumstances only upon the occurrence of certain customary conditions. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 4% Convertible Notes, 8% Notes, 10-7/8% and 6-1/2% Notes.

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

The measurement period adjustments discussed in Note H – “Acquisitions” are reflected in the December 31, 2011 Condensed Consolidating Balance Sheet presented below.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2012
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$83.2	$748.0	$1,422.9	$(242.6)	$2,011.5
Cost of goods sold	(72.4)	(609.0)	(1,144.1)	242.6	(1,582.9)
Gross profit	10.8	139.0	278.8	—	428.6
Selling, general and administrative expenses	(6.5)	(51.9)	(195.2)	—	(253.6)
Income (loss) from operations	4.3	87.1	83.6	—	175.0
Interest income	56.8	62.8	2.9	(120.0)	2.5
Interest expense	(92.3)	(28.1)	(46.5)	120.0	(46.9)
Loss on early extinguishment of debt	—	—	(2.4)	—	(2.4)
Income (loss) from subsidiaries	84.6	(9.4)	—	(75.2)	—
Other income (expense) – net	35.3	0.8	(39.7)	—	(3.6)
Income (loss) from continuing operations before income taxes	88.7	113.2	(2.1)	(75.2)	124.6
(Provision for) benefit from income taxes	(2.8)	(38.6)	(2.7)	—	(44.1)
Income (loss) from continuing operations	85.9	74.6	(4.8)	(75.2)	80.5
Income (loss) from discontinued operations – net of tax	—	—	—	—	—
Gain (loss) on disposition of discontinued operations – net of tax	—	—	2.3	—	2.3
Net income (loss)	85.9	74.6	(2.5)	(75.2)	82.8
Net loss attributable to noncontrolling interest	—	—	3.1	—	3.1
Net income (loss) attributable to Terex Corporation	$85.9	$74.6	$0.6	$(75.2)	$85.9

Comprehensive income (loss), net of tax	$(6.6)	$73.5	$(50.9)	$(25.7)	$(9.7)
Comprehensive loss (income) attributable to noncontrolling interest	$—	$—	$3.1	$—	$3.1
Comprehensive income (loss) attributable to Terex Corporation	$(6.6)	$73.5	$(47.8)	$(25.7)	$(6.6)

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2012
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$163.9	$1,427.6	$2,721.7	$(482.3)	$3,830.9
Cost of goods sold	(147.6)	(1,200.6)	(2,205.6)	482.3	(3,071.5)
Gross profit	16.3	227.0	516.1	—	759.4
Selling, general and administrative expenses	(12.8)	(101.8)	(406.0)	—	(520.6)
Income (loss) from operations	3.5	125.2	110.1	—	238.8
Interest income	106.0	121.0	6.2	(228.1)	5.1
Interest expense	(175.4)	(49.1)	(91.0)	228.1	(87.4)
Loss on early extinguishment of debt	—	—	(2.4)	—	(2.4)
Income (loss) from subsidiaries	128.8	(7.8)	—	(121.0)	—
Other income (expense) – net	16.5	(3.2)	(12.4)	—	0.9
Income (loss) from continuing operations before income taxes	79.4	186.1	10.5	(121.0)	155.0
(Provision for) benefit from income taxes	29.5	(60.2)	(22.2)	—	(52.9)
Income (loss) from continuing operations	108.9	125.9	(11.7)	(121.0)	102.1
Income (loss) from discontinued operations – net of tax	—	—	2.5	—	2.5
Gain (loss) on disposition of discontinued operations – net of tax	—	—	2.3	—	2.3
Net income (loss)	108.9	125.9	(6.9)	(121.0)	106.9
Net loss attributable to noncontrolling interest	—	—	2.0	—	2.0
Net income (loss) attributable to Terex Corporation	$108.9	$125.9	$(4.9)	$(121.0)	$108.9

Comprehensive income (loss), net of tax	$82.3	$126.0	$(32.2)	$(95.8)	$80.3
Comprehensive loss (income) attributable to noncontrolling interest	—	—	2.0	—	2.0
Comprehensive income (loss) attributable to Terex Corporation	$82.3	$126.0	$(30.2)	$(95.8)	$82.3

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2011
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$89.2	$643.5	$958.6	$(203.1)	$1,488.2
Cost of goods sold	(79.9)	(564.1)	(832.4)	203.1	(1,273.3)
Gross profit	9.3	79.4	126.2	—	214.9
Selling, general and administrative expenses	(15.9)	(55.8)	(136.4)	—	(208.1)
Income (loss) from operations	(6.6)	23.6	(10.2)	—	6.8
Interest income	36.0	49.1	3.8	(85.9)	3.0
Interest expense	(74.1)	(17.6)	(22.1)	85.9	(27.9)
Loss on early extinguishment of debt	—	—	—	—	—
Income (loss) from subsidiaries	6.5	0.6	—	(7.1)	—
Other income (expense) – net	37.9	(3.9)	0.6	—	34.6
Income (loss) from continuing operations before income taxes	(0.3)	51.8	(27.9)	(7.1)	16.5
(Provision for) benefit from income taxes	(0.1)	(16.2)	—	—	(16.3)
Income (loss) from continuing operations	(0.4)	35.6	(27.9)	(7.1)	0.2
Income (loss) from discontinued operations – net of tax	—	—	(0.6)	—	(0.6)
Gain (loss) on disposition of discontinued operations – net of tax	(0.1)	—	(0.7)	—	(0.8)
Net income (loss)	(0.5)	35.6	(29.2)	(7.1)	(1.2)
Net loss (income) attributable to noncontrolling interest	—	—	0.7	—	0.7
Net income (loss) attributable to Terex Corporation	$(0.5)	$35.6	$(28.5)	$(7.1)	$(0.5)

Comprehensive income (loss), net of tax	$13.6	$35.4	$7.3	$(43.4)	$12.9
Comprehensive loss (income) attributable to noncontrolling interest	—	—	0.7	—	0.7
Comprehensive income (loss) attributable to Terex Corporation	$13.6	$35.4	$8.0	$(43.4)	$13.6

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2011
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$174.6	$1,167.6	$1,782.0	$(379.8)	$2,744.4
Cost of goods sold	(155.3)	(1,029.5)	(1,557.3)	379.8	(2,362.3)
Gross profit	19.3	138.1	224.7	—	382.1
Selling, general and administrative expenses	(13.6)	(116.0)	(255.0)	—	(384.6)
Income (loss) from operations	5.7	22.1	(30.3)	—	(2.5)
Interest income	70.0	98.0	7.6	(170.5)	5.1
Interest expense	(149.8)	(35.0)	(41.8)	170.5	(56.1)
Loss on early extinguishment of debt	(6.3)	—	—	—	(6.3)
Income (loss) from subsidiaries	7.9	6.2	—	(14.1)	—
Other income (expense) – net	87.3	(7.1)	6.3	—	86.5
Income (loss) from continuing operations before income taxes	14.8	84.2	(58.2)	(14.1)	26.7
(Provision for) benefit from income taxes	(3.3)	(24.5)	5.5	—	(22.3)
Income (loss) from continuing operations	11.5	59.7	(52.7)	(14.1)	4.4
Income (loss) from discontinued operations – net of tax	—	—	5.8	—	5.8
Gain (loss) on disposition of discontinued operations – net of tax	(0.3)	—	(0.2)	—	(0.5)
Net income (loss)	11.2	59.7	(47.1)	(14.1)	9.7
Net loss (income) attributable to noncontrolling interest	—	—	1.5	—	1.5
Net income (loss) attributable to Terex Corporation	$11.2	$59.7	$(45.6)	$(14.1)	$11.2

Comprehensive income (loss), net of tax	$90.8	$96.8	$53.2	$(151.5)	$89.3
Comprehensive loss (income) attributable to noncontrolling interest	—	—	1.5	—	1.5
Comprehensive income (loss) attributable to Terex Corporation	$90.8	$96.8	$54.7	$(151.5)	$90.8

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2012
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$234.1	$1.4	$606.0	$—	$841.5
Trade receivables – net	40.0	325.5	901.2	—	1,266.7
Intercompany receivables	87.6	99.6	98.8	(286.0)	—
Inventories	56.9	377.4	1,300.5	—	1,734.8
Other current assets	86.8	38.9	199.5	—	325.2
Total current assets	505.4	842.8	3,106.0	(286.0)	4,168.2
Property, plant and equipment – net	68.0	107.2	626.5	—	801.7
Goodwill	—	149.6	1,059.3	—	1,208.9
Non-current intercompany receivables	1,352.9	1,336.9	38.0	(2,727.8)	—
Investment in and advances to (from) subsidiaries	3,098.9	186.0	59.0	(3,265.3)	78.6
Other assets	52.6	182.4	595.1	—	830.1
Total assets	$5,077.8	$2,804.9	$5,483.9	$(6,279.1)	$7,087.5
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$4.6	$0.1	$55.8	$—	$60.5
Trade accounts payable	15.3	235.9	578.6	—	829.8
Intercompany payables	—	80.5	205.5	(286.0)	—
Accruals and other current liabilities	99.6	121.4	686.9	—	907.9
Total current liabilities	119.5	437.9	1,526.8	(286.0)	1,798.2
Long-term debt, less current portion	1,558.2	1.8	782.3	—	2,342.3
Non-current intercompany payables	1,309.0	—	1,418.8	(2,727.8)	—
Retirement plans and other non-current liabilities	101.5	34.7	569.7	—	705.9
Redeemable noncontrolling interest	—	—	229.5	—	229.5
Total stockholders’ equity	1,989.6	2,330.5	956.8	(3,265.3)	2,011.6
Total liabilities and stockholders’ equity	$5,077.8	$2,804.9	$5,483.9	$(6,279.1)	$7,087.5

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2011
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$264.0	$2.3	$507.8	$—	$774.1
Trade receivables – net	32.0	229.1	917.0	—	1,178.1
Intercompany receivables	48.9	118.3	74.8	(242.0)	—
Inventories	71.3	378.8	1,308.0	—	1,758.1
Other current assets	118.0	38.2	186.7	—	342.9
Total current assets	534.2	766.7	2,994.3	(242.0)	4,053.2
Property, plant and equipment – net	62.8	109.6	663.1	—	835.5
Goodwill	—	149.6	1,083.3	—	1,232.9
Non-current intercompany receivables	1,272.8	1,236.7	40.3	(2,549.8)	—
Investment in and advances to (from) subsidiaries	2,698.6	68.8	42.6	(2,750.8)	59.2
Other assets	113.4	186.1	583.1	—	882.6
Total assets	$4,681.8	$2,517.5	$5,406.7	$(5,542.6)	$7,063.4
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$4.6	$0.1	$72.3	$—	$77.0
Trade accounts payable	29.6	164.8	570.2	—	764.6
Intercompany payables	—	49.3	192.7	(242.0)	—
Accruals and other current liabilities	95.8	122.8	830.7	—	1,049.3
Total current liabilities	130.0	337.0	1,665.9	(242.0)	1,890.9
Long-term debt, less current portion	1,261.6	1.8	960.0	—	2,223.4
Non-current intercompany payables	1,201.0	—	1,348.8	(2,549.8)	—
Retirement plans and other non-current liabilities	178.9	37.8	544.0	—	760.7
Total stockholders’ equity	1,910.3	2,140.9	888.0	(2,750.8)	2,188.4
Total liabilities and stockholders’ equity	$4,681.8	$2,517.5	$5,406.7	$(5,542.6)	$7,063.4

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2012
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities of continuing operations	$(71.4)	$132.8	$(43.6)	$—	$17.8
Cash flows from investing activities
Capital expenditures	(2.5)	(8.5)	(24.3)	—	(35.3)
Other investments	(4.5)	—	(9.6)	—	(14.1)
Proceeds from sale of assets	0.8	2.2	10.6	—	13.6
Intercompany investing activities	(241.8)	(127.4)	134.0	235.2	—
Other investing activities, net	—	—	(5.2)	—	(5.2)
Net cash provided by (used in) investing activities of continuing operations	(248.0)	(133.7)	105.5	235.2	(41.0)
Cash flows from financing activities
Principal repayments of debt	(2.3)	—	(210.0)	—	(212.3)
Proceeds from issuance of debt	300.0	—	21.1	—	321.1
Payment of debt issuance costs	(5.3)	—	—	—	(5.3)
Distributions to noncontrolling interest	—	—	(4.9)	—	(4.9)
Intercompany financing activities	(6.0)	—	241.2	(235.2)	—
Other financing activities, net	3.1	—	(0.8)	—	2.3
Net cash provided by (used in) financing activities of continuing operations	289.5	—	46.6	(235.2)	100.9
Effect of exchange rate changes on cash and cash equivalents	—	—	(10.3)	—	(10.3)
Net increase (decrease) in cash and cash equivalents	(29.9)	(0.9)	98.2	—	67.4
Cash and cash equivalents at beginning of period	264.0	2.3	507.8	—	774.1
Cash and cash equivalents at end of period	$234.1	$1.4	$606.0	$—	$841.5

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities of continuing operations	$(99.4)	$13.1	$(132.6)	$—	$(218.9)
Cash flows from investing activities
Capital expenditures	(6.4)	(10.7)	(15.7)	—	(32.8)
Purchase of marketable securities	—	—	(11.5)	—	(11.5)
Proceeds from sale of assets	293.6	0.1	0.9	—	294.6
Intercompany investing activities	(51.0)	0.1	2.5	48.4	—
Other investing activities, net	—	(2.0)	(1.7)	—	(3.7)
Net cash provided by (used in) investing activities of continuing operations	236.2	(12.5)	(25.5)	48.4	246.6
Cash flows from financing activities
Principal repayments of debt	(297.6)	(0.4)	(78.5)	—	(376.5)
Proceeds from issuance of debt	—	—	100.8	—	100.8
Payment of debt issuance costs	(0.6)	—	—	—	(0.6)
Intercompany financing activities	(2.5)	—	50.9	(48.4)	—
Other financing activities, net	3.3	—	1.4	—	4.7
Net cash provided by (used in) financing activities of continuing operations	(297.4)	(0.4)	74.6	(48.4)	(271.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	51.7	—	51.7
Net increase (decrease) in cash and cash equivalents	(160.6)	0.2	(31.8)	—	(192.2)
Cash and cash equivalents at beginning of period	164.2	2.0	728.0	—	894.2
Cash and cash equivalents at end of period	$3.6	$2.2	$696.2	$—	$702.0

The Company revised its Condensed Consolidating Financial Statements to correct the presentation of intercompany activities between the Company, the Wholly-owned Guarantors and the non-guarantor subsidiaries for investments, loans, capital contributions and repayments. There were no changes to any of the Company’s Condensed Consolidated Financial Statements. However, there were revisions of offsetting amounts to certain line items in the Condensed Consolidating Statements of Cash Flows, equity earnings recorded by Wholly-owned Guarantors for investments in non-guarantor subsidiaries and interest income and interest expense both in the Condensed Consolidating Statements of Comprehensive Income. Additionally, the Condensed Consolidating Balance Sheet as of December 31, 2011 has been revised to correct an over allocation of debt to non-guarantor subsidiaries. The Company assessed the materiality of these items on previously issued annual and interim financial statements in accordance with SEC Staff Accounting Bulletin No. 99 and No. 108, and concluded that the revisions were not material to the Condensed Consolidated Financial Statements. The Company will revise the Condensed Consolidated Financial Statements in its future filings to reflect these revisions. The impact of these revisions are shown in the following tables:

Condensed Consolidating Statement of Comprehensive Income	As Previously Reported
	Year Ended			Three Months Ended
(millions)	2009	2010	2011	3/31/11	6/30/11	9/30/11	12/31/11	3/31/12
Terex Corporation	$(432.1)	$167.8	$49.2	$22.9	$1.6	$54.3	$(29.6)	$(4.7)
Wholly-owned Guarantors	(227.4)	(11.0)	61.8	(4.2)	23.7	8.4	33.9	39.6
Non-Guarantor Subsidiaries	(138.9)	(57.2)	18.1	(15.9)	(15.0)	13.1	35.9	29.0
Intercompany Eliminations	274.6	(337.9)	(44.6)	7.4	6.2	(8.5)	(49.7)	(33.5)
Income (loss) from continuing operations before income taxes	(523.8)	(238.3)	84.5	10.2	16.5	67.3	(9.5)	30.4

Terex Corporation	61.9	61.2	(1.7)	(11.0)	(2.0)	(17.4)	28.7	27.7
Wholly-owned Guarantors	32.3	4.0	(22.2)	1.5	(7.7)	(2.6)	(13.4)	(12.0)
Non-Guarantor Subsidiaries	23.2	(38.4)	(26.5)	3.5	(6.6)	(14.2)	(9.2)	(24.5)
Intercompany Eliminations	—	—	—	—	—	—	—	—
(Provision for) benefit from income taxes	117.4	26.8	(50.4)	(6.0)	(16.3)	(34.2)	6.1	(8.8)

Terex Corporation	(370.2)	229.0	47.5	11.9	(0.4)	36.9	(0.9)	23.0
Wholly-owned Guarantors	(195.1)	(7.0)	39.6	(2.7)	16.0	5.8	20.5	27.6
Non-Guarantor Subsidiaries	(115.7)	(95.6)	(8.4)	(12.4)	(21.6)	(1.1)	26.7	4.5
Intercompany Eliminations	274.6	(337.9)	(44.6)	7.4	6.2	(8.5)	(49.7)	(33.5)
Income (loss) from continuing operations	$(406.4)	$(211.5)	$34.1	$4.2	$0.2	$33.1	$(3.4)	$21.6

Condensed Consolidating Statement of Comprehensive Income	Adjustments
	Year Ended			Three Months Ended
(millions)	2009	2010	2011	3/31/11	6/30/11	9/30/11	12/31/11	3/31/12
Terex Corporation	$(16.1)	$(58.0)	$(17.6)	$(7.8)	$(1.9)	$(3.0)	$(4.9)	$(4.6)
Wholly-owned Guarantors	100.2	132.7	114.4	36.6	28.1	19.1	30.6	33.3
Non-Guarantor Subsidiaries	(61.4)	24.4	(72.9)	(14.4)	(12.9)	(23.8)	(21.8)	(16.4)
Intercompany Eliminations	(22.7)	(99.1)	(23.9)	(14.4)	(13.3)	7.7	(3.9)	(12.3)
Income (loss) from continuing operations before income taxes	—	—	—	—	—	—	—	—

Terex Corporation	16.1	58.0	17.6	7.8	1.9	3.0	4.9	4.6
Wholly-owned Guarantors	6.2	(49.2)	(43.9)	(9.8)	(8.5)	(10.6)	(15.0)	(9.6)
Non-Guarantor Subsidiaries	(22.3)	(8.8)	26.3	2.0	6.6	7.6	10.1	5.0
Intercompany Eliminations	—	—	—	—	—	—	—	—
(Provision for) benefit from income taxes	—	—	—	—	—	—	—	—

Terex Corporation	—	—	—	—	—	—	—	—
Wholly-owned Guarantors	106.4	83.5	70.5	26.8	19.6	8.5	15.6	23.7
Non-Guarantor Subsidiaries	(83.7)	15.6	(46.6)	(12.4)	(6.3)	(16.2)	(11.7)	(11.4)
Intercompany Eliminations	(22.7)	(99.1)	(23.9)	(14.4)	(13.3)	7.7	(3.9)	(12.3)
Income (loss) from continuing operations	$—	$—	$—	$—	$—	$—	$—	$—

Condensed Consolidating Statement of Comprehensive Income	As Revised
	Year Ended			Three Months Ended
(millions)	2009	2010	2011	3/31/11	6/30/11	9/30/11	12/31/11	3/31/12
Terex Corporation	(448.2)	109.8	31.6	15.1	(0.3)	51.3	(34.5)	(9.3)
Wholly-owned Guarantors	(127.2)	121.7	176.2	32.4	51.8	27.5	64.5	72.9
Non-Guarantor Subsidiaries	(200.3)	(32.8)	(54.8)	(30.3)	(27.9)	(10.7)	14.1	12.6
Intercompany Eliminations	251.9	(437.0)	(68.5)	(7.0)	(7.1)	(0.8)	(53.6)	(45.8)
Income (loss) from continuing operations before income taxes	(523.8)	(238.3)	84.5	10.2	16.5	67.3	(9.5)	30.4

Terex Corporation	78.0	119.2	15.9	(3.2)	(0.1)	(14.4)	33.6	32.3
Wholly-owned Guarantors	38.5	(45.2)	(66.1)	(8.3)	(16.2)	(13.2)	(28.4)	(21.6)
Non-Guarantor Subsidiaries	0.9	(47.2)	(0.2)	5.5	—	(6.6)	0.9	(19.5)
Intercompany Eliminations	—	—	—	—	—	—	—	—
(Provision for) benefit from income taxes	117.4	26.8	(50.4)	(6.0)	(16.3)	(34.2)	6.1	(8.8)

Terex Corporation	(370.2)	229.0	47.5	11.9	(0.4)	36.9	(0.9)	23.0
Wholly-owned Guarantors	(88.7)	76.5	110.1	24.1	35.6	14.3	36.1	51.3
Non-Guarantor Subsidiaries	(199.4)	(80.0)	(55.0)	(24.8)	(27.9)	(17.3)	15.0	(6.9)
Intercompany Eliminations	251.9	(437.0)	(68.5)	(7.0)	(7.1)	(0.8)	(53.6)	(45.8)
Income (loss) from continuing operations	(406.4)	(211.5)	34.1	4.2	0.2	33.1	(3.4)	21.6

Condensed Consolidating Balance Sheet	As Previously Reported		Adjustment		As Revised
	December 31,		December 31,		December 31,
(millions)	2010	2011	2010	2011	2010	2011
Terex Corporation	$938.2	$492.6	$0.2	$41.6	$938.4	$534.2
Wholly-owned Guarantors	684.1	768.4	(0.8)	(1.7)	683.3	766.7
Non-Guarantor Subsidiaries	2,493.3	2,992.2	0.6	2.1	2,493.9	2,994.3
Intercompany Eliminations	(146.7)	(200.0)	—	(42.0)	(146.7)	(242.0)
Total current assets	3,968.9	4,053.2	—	—	3,968.9	4,053.2

Terex Corporation	4,533.4	4,381.9	23.6	299.9	4,557.0	4,681.8
Wholly-owned Guarantors	682.3	415.8	1,545.9	2,101.7	2,228.2	2,517.5
Non-Guarantor Subsidiaries	6,194.6	10,319.4	(2,724.6)	(4,912.7)	3,470.0	5,406.7
Intercompany Eliminations	(5,893.9)	(8,053.7)	1,155.1	2,511.1	(4,738.8)	(5,542.6)
Total assets	5,516.4	7,063.4	—	—	5,516.4	7,063.4

Terex Corporation	492.8	88.0	0.1	42.0	492.9	130.0
Wholly-owned Guarantors	244.2	336.8	(0.1)	0.2	244.1	337.0
Non-Guarantor Subsidiaries	1,083.9	1,666.1	—	(0.2)	1,083.9	1,665.9
Intercompany Eliminations	(146.7)	(200.0)	—	(42.0)	(146.7)	(242.0)
Total current liabilities	1,674.2	1,890.9	—	—	1,674.2	1,890.9

Terex Corporation	2,450.2	2,471.6	23.6	299.9	2,473.8	2,771.5
Wholly-owned Guarantors	(513.0)	(777.7)	928.5	1,154.3	415.5	376.6
Non-Guarantor Subsidiaries	2,411.5	4,729.2	19.9	(210.5)	2,431.4	4,518.7
Intercompany Eliminations	(943.7)	(1,548.1)	(972.0)	(1,243.7)	(1,915.7)	(2,791.8)
Total liabilities	3,405.0	4,875.0	—	—	3,405.0	4,875.0

Terex Corporation	2,083.2	1,910.3	—	—	2,083.2	1,910.3
Wholly-owned Guarantors	1,195.3	1,193.5	617.4	947.4	1,812.7	2,140.9
Non-Guarantor Subsidiaries	3,783.1	5,590.2	(2,744.5)	(4,702.2)	1,038.6	888.0
Intercompany Eliminations	(4,950.2)	(6,505.6)	2,127.1	3,754.8	(2,823.1)	(2,750.8)
Total Stockholders' equity	$2,111.4	$2,188.4	$—	$—	$2,111.4	$2,188.4

Condensed Consolidating Statement of Cash Flows	As Previously Reported (YTD)
(millions)	Dec 2009	Dec 2010	Mar 2011	Jun 2011	Sep 2011	Dec 2011	Mar 2012
Terex Corporation	(35.5)	(471.9)	(26.1)	(152.9)	(193.0)	(539.3)	(87.0)
Wholly-owned Guarantors	(12.1)	65.6	2.2	13.2	20.4	29.6	4.0
Non-Guarantor Subsidiaries	7.0	(203.8)	(52.7)	(79.2)	61.4	528.8	4.5
Intercompany Eliminations	—	—	—	—	—	—	—
Net cash provided by (used in) operating activities of continuing operations	(40.6)	(610.1)	(76.6)	(218.9)	(111.2)	19.1	(78.5)

Terex Corporation	(11.2)	240.0	162.2	287.2	506.1	505.3	(1.6)
Wholly-owned Guarantors	(6.2)	(9.2)	(2.4)	(12.6)	(19.8)	(24.4)	(4.3)
Non-Guarantor Subsidiaries	(36.7)	673.0	(7.1)	(28.0)	(1,044.2)	(1,073.4)	(15.3)
Intercompany Eliminations	—	—	—	—	—	—	—
Net cash provided by (used in) investing activities of continuing operations	(54.1)	903.8	152.7	246.6	(557.9)	(592.5)	(21.2)

Terex Corporation	647.4	(164.0)	(294.7)	(294.9)	(319.7)	133.8	296.4
Wholly-owned Guarantors	(5.2)	(52.7)	—	(0.4)	(0.4)	(4.9)	—
Non-Guarantor Subsidiaries	(83.4)	(99.0)	13.3	23.7	775.7	325.3	(9.8)
Intercompany Eliminations	—	—	—	—	—	—	—
Net cash provided by (used in) financing activities of continuing operations	558.8	(315.7)	(281.4)	(271.6)	455.6	454.2	286.6

Condensed Consolidating Statement of Cash Flows	Adjustments (YTD)
(millions)	Dec 2009	Dec 2010	Mar 2011	Jun 2011	Sep 2011	Dec 2011	Mar 2012
Terex Corporation	71.6	17.9	27.3	53.5	563.6	528.6	102.0
Wholly-owned Guarantors	(2.0)	—	—	(0.1)	(0.2)	(12.6)	(0.3)
Non-Guarantor Subsidiaries	(69.6)	(17.9)	(27.3)	(53.4)	(563.4)	(516.0)	(101.7)
Intercompany Eliminations	—	—	—	—	—	—	—
Net cash provided by (used in) operating activities of continuing operations	—	—	—	—	—	—	—

Terex Corporation	(71.1)	(17.9)	(24.8)	(51.0)	(561.1)	(526.1)	(96.0)
Wholly-owned Guarantors	0.3	—	—	0.1	0.2	12.6	0.3
Non-Guarantor Subsidiaries	0.5	—	2.5	2.5	2.5	(47.6)	6.0
Intercompany Eliminations	70.3	17.9	22.3	48.4	558.4	561.1	89.7
Net cash provided by (used in) investing activities of continuing operations	—	—	—	—	—	—	—

Terex Corporation	(0.5)	—	(2.5)	(2.5)	(2.5)	(2.5)	(6.0)
Wholly-owned Guarantors	1.7	—	—	—	—	—	—
Non-Guarantor Subsidiaries	69.1	17.9	24.8	50.9	560.9	563.6	95.7
Intercompany Eliminations	(70.3)	(17.9)	(22.3)	(48.4)	(558.4)	(561.1)	(89.7)
Net cash provided by (used in) financing activities of continuing operations	—	—	—	—	—	—	—

Condensed Consolidating Statement of Cash Flows	As Revised (YTD)
(millions)	Dec 2009	Dec 2010	Mar 2011	Jun 2011	Sep 2011	Dec 2011	Mar 2012
Terex Corporation	36.1	(454.0)	1.2	(99.4)	370.6	(10.7)	15.0
Wholly-owned Guarantors	(14.1)	65.6	2.2	13.1	20.2	17.0	3.7
Non-Guarantor Subsidiaries	(62.6)	(221.7)	(80.0)	(132.6)	(502.0)	12.8	(97.2)
Intercompany Eliminations	—	—	—	—	—	—	—
Net cash provided by (used in) operating activities of continuing operations	(40.6)	(610.1)	(76.6)	(218.9)	(111.2)	19.1	(78.5)

Terex Corporation	(82.3)	222.1	137.4	236.2	(55.0)	(20.8)	(97.6)
Wholly-owned Guarantors	(5.9)	(9.2)	(2.4)	(12.5)	(19.6)	(11.8)	(4.0)
Non-Guarantor Subsidiaries	(36.2)	673.0	(4.6)	(25.5)	(1,041.7)	(1,121.0)	(9.3)
Intercompany Eliminations	70.3	17.9	22.3	48.4	558.4	561.1	89.7
Net cash provided by (used in) investing activities of continuing operations	(54.1)	903.8	152.7	246.6	(557.9)	(592.5)	(21.2)

Terex Corporation	646.9	(164.0)	(297.2)	(297.4)	(322.2)	131.3	290.4
Wholly-owned Guarantors	(3.5)	(52.7)	—	(0.4)	(0.4)	(4.9)	—
Non-Guarantor Subsidiaries	(14.3)	(81.1)	38.1	74.6	1,336.6	888.9	85.9
Intercompany Eliminations	(70.3)	(17.9)	(22.3)	(48.4)	(558.4)	(561.1)	(89.7)
Net cash provided by (used in) financing activities of continuing operations	558.8	(315.7)	(281.4)	(271.6)	455.6	454.2	286.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Effective July 1, 2012, we realigned certain operations to provide a single source for serving port equipment customers. The Terex Port Equipment business, formerly part of our Cranes segment, will now be consolidated within our MHPS segment. We will give effect to this realignment in our segment reporting for financial reporting periods beginning July 1, 2012.

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

We calculate a non-GAAP measure of free cash flow as income from operations plus certain impairments and write downs, depreciation, amortization, proceeds from the sale of assets, plus or minus cash changes in working capital, customer advances and rental/demo equipment and less capital expenditures. We believe that the measure of free cash flow provides management and investors further information on cash generation or use.

We discuss forward looking information related to expected earnings per share (“EPS”) excluding restructuring charges and other items. This adjusted EPS is a non-GAAP measure that provides guidance to investors about our expected EPS excluding restructuring or other charges that we do not believe are reflective of our ongoing earnings.

Working capital is calculated using the Condensed Consolidated Balance Sheet amounts for Trade receivables (net of allowance) plus Inventories, less Trade accounts payable. We view excessive working capital as an inefficient use of resources, and seek to minimize the level of investment without adversely impacting the ongoing operations of the business. Trailing three month annualized net sales is calculated using the net sales for the most recent quarter multiplied by four. The ratio calculated by dividing working capital by trailing three months annualized net sales is a non-GAAP measure that we believe measures our resource use efficiency.

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

Overview

Our performance for the first half of 2012 was generally strong. Our focus this year has been to improve margins, generate cash and integrate Demag Cranes AG. We are on or ahead of expectations in these categories. Operating margin has improved to 8.7% in the second quarter of 2012. This has been achieved primarily through improved price realization, the impact of actions taken in 2011 to reduce capacity and cost and a vigilance to react quickly to changing market conditions. See Note K - “Restructuring and Other Charges” in our Condensed Consolidated Financial Statements for a detailed description of our restructuring activities, including the reasons, timing and costs associated with such actions. We generated free cash flow of approximately $239 million in the first half of 2012. Operating cash flow has improved significantly over the prior year period. This has largely come from improved profitability. The integration of the Demag Cranes AG acquisition has progressed more quickly than originally anticipated with the effectiveness of the Domination and Profit and Loss Transfer Agreement (“DPLA”) in April 2012. The integration team has identified and is beginning implementation of improvement opportunities and realizing synergies. Our confidence in achieving our 2013 target cost reductions has increased.

Our historical businesses have continued to grow. We are encouraged by the performances of our AWP and Cranes segments. Both had strong performances in the second quarter of 2012 and are well positioned for continued improvement in the second half of the year. AWP segment backlog increased approximately 14% as compared to June 30, 2011, driven by replacement of aging fleets. Although, AWP segment backlog decreased approximately 24% sequentially, this was primarily due to seasonal ordering patterns as customers tend to place orders for delivery in time for the busier warm weather months in North America. Continued replacement of aging fleets was the primary driver of the increase versus the prior periods. In North America, demand for our aerial work platform equipment has increased, especially on mid-sized booms and scissors. Our Cranes business improved significantly versus the prior year, with a positive operating margin of approximately 9% in the second quarter of 2012 versus approximately negative 7% in the prior year period on slightly higher net sales. Backlog in our Cranes segment increased sequentially from the first quarter primarily due to continued strong demand for rough terrain cranes in North America, the Middle East and Latin America, as well as the return of demand for all-terrain and crawler products where we have largely firmed up production for these products through the back half of the year. Our Construction segment returned to profitability in the second quarter of 2012. However, backlog has declined by approximately 33% sequentially from the first quarter primarily due to softness in demand for our material handlers and trucks and, as a result, we are planning to realign production to match current demand levels. Our MHPS segment’s operating results improved sequentially from the first quarter. Our port solutions business is performing generally in line with our expectations and we were pleased to have secured two large orders recently for major European port projects worth more than $200 million over the next several years. However, our industrial cranes business has performed somewhat below expectations. Our MP segment had another solid quarter, achieving continued strong operating margins. However, backlog decreased approximately 19% sequentially from the first quarter primarily due to weakness in Western European demand, particularly mobile crushing and screening products, and, as a result, we are reviewing plans to realign production to match current demand levels.

North America continued to be a strong market for most product categories, with the exception of our Roadbuilding products. We continue to be cautious about European markets where economic activity has been strong in some areas and weak in others. Overall, we believe the strength in our AWP and Cranes segments, as well as in North America and select other markets like Australia, will offset the weakness we expect to experience in certain markets during the second half of the year.

On March 27, 2012, we sold and issued $300 million aggregate principal of Senior Notes due 2020 (“6.5% Senior Notes”) at par which yielded approximately $295 million of net proceeds after underwriting discounts and commissions. Following the effectiveness of the DPLA, we repaid the full outstanding balance under the Demag Cranes AG credit facility, approximately €135 million, and the facility was terminated. We believe our liquidity, $1,283.1 million at June 30, 2012, is sufficient to meet our business plans. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

Looking ahead to the second half of 2012, we are encouraged by the balance of our business and despite concerns in Europe and foreign currency headwinds we expect to achieve earnings for the full year of $1.95 to $2.05 per share (based on an average share count of approximately 114 million shares and excluding the impact of restructuring and unusual items) on sales of $7.5 to $7.8 billion. This outlook includes the $0.05 per share cost in the second half of 2012 for the guaranteed payment to the minority shareholders of Demag Cranes AG, pursuant to the DPLA.

ROIC continues to be the unifying metric that we use to measure our operating performance. ROIC and the Non-GAAP Measures assist in showing how effectively we utilize the capital invested in our operations. After-tax ROIC is determined by dividing the sum of NOPAT for each of the previous four quarters by the average of the sum of Total Terex Corporation stockholders’ equity plus Debt (as defined below) less Cash and cash equivalents for the previous five quarters. NOPAT for each quarter is calculated by multiplying Income (loss) from continuing operations by a figure equal to one minus the effective tax rate of the Company. We believe that returns on capital deployed in TFS do not represent management of our primary operations and, therefore, TFS finance receivable assets and results from operations have been excluded from the Non-GAAP Measures. Additionally, we do not believe that the realized and deferred gains on marketable securities and specifically the shares of Bucyrus (“BUCY shares”) held from the sale of our Mining business, reflects our operations and, therefore, such gains have been excluded from the calculation of the Non-GAAP Measures. The effective tax rate is equal to the (Provision for) benefit from income taxes divided by Income (loss) before income taxes for the respective quarter. Total Terex Corporation stockholders’ equity is adjusted to include redeemable noncontrolling interest as this item is deemed to be temporary equity and therefore should be included in the denominator of the ROIC ratio. Debt is calculated using the amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ NOPAT as this represents the most recent 12-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) thereby providing, over the same time period as the numerator, four quarters of average invested capital.

Terex management and the Board of Directors use ROIC as one of the primary measures to assess operational performance, including in connection with certain compensation programs. We use ROIC as a unifying metric because we believe that it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe that ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe that adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at June 30, 2012 was 7.9%.

The amounts described below are reported in millions of U.S. dollars, except for the effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Jun ’12	Mar ’12	Dec ’11	Sep ’11	Jun ’11
Provision for (benefit from) income taxes as adjusted	$44.1	$8.8	$(6.1)	$7.0
Divided by: Income (loss) before income taxes as adjusted	124.6	30.4	(9.5)	(8.9)
Effective tax rate as adjusted	35.4%	28.9%	64.2%	(78.7)%
Income (loss) from operations as adjusted	$175.5	$64.2	$30.7	$53.1
Multiplied by: 1 minus Effective tax rate as adjusted	64.6%	71.1%	35.8%	178.7%
Adjusted net operating income (loss) after tax	$113.4	$45.6	$11.0	$94.9
Debt (as defined above)	$2,402.8	$2,608.5	$2,300.4	$2,316.6	$1,426.5
Less: Cash and cash equivalents	(841.5)	(973.2)	(774.1)	(684.9)	(702.0)
Debt less Cash and cash equivalents	$1,561.3	$1,635.3	$1,526.3	$1,631.7	$724.5
Total Terex Corporation stockholders’ equity as adjusted	$2,089.2	$1,881.0	$1,781.5	$1,854.4	$1,999.3
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$3,650.5	$3,516.3	$3,307.8	$3,486.1	$2,723.8

June 30, 2012 ROIC	7.9%
NOPAT as adjusted (last 4 quarters)	$264.9
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$3,336.9

Reconciliation of Loss before income taxes:	Three months ended 6/30/12	Three months ended 3/31/12	Three months ended 12/31/11	Three months ended 9/30/11
Income (loss) from continuing operations before income taxes	$124.6	$30.4	$(9.5)	$67.3
Less: Gain realized on sale of BUCY shares	—	—	—	(76.2)
Income (loss) before income taxes as adjusted	$124.6	$30.4	$(9.5)	$(8.9)
Reconciliation of income (loss) from operations:
Income (loss) from operations as reported	$175.0	$63.8	$31.1	$52.6
Income (loss) from operations for TFS	0.5	0.4	(0.4)	0.5
Income (loss) from operations as adjusted	$175.5	$64.2	$30.7	$53.1
Reconciliation of provision for (benefit from) income taxes:
Provision for (benefit from) income taxes as reported	$44.1	$8.8	$(6.1)	$34.2
Provision for income taxes on realized gain for sale of BUCY shares	—	—	—	(27.2)
Provision for (benefit from) income taxes as adjusted	$44.1	$8.8	$(6.1)	$7.0

Reconciliation of Terex Corporation stockholders’ equity:	As of 6/30/12	As of 3/31/12	As of 12/31/11	As of 9/30/11	As of 06/30/11
Terex Corporation stockholders’ equity as reported	$1,989.6	$1,996.7	$1,906.4	$1,991.7	$2,178.2
TFS Assets	(129.9)	(115.7)	(124.6)	(138.0)	(127.5)
Redeemable noncontrolling interest	229.5	—	—	—	—
Deferred loss (gain) on marketable securities	—	—	(0.3)	0.7	(51.4)
Terex Corporation stockholders’ equity as adjusted	$2,089.2	$1,881.0	$1,781.5	$1,854.4	$1,999.3

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Consolidated

	Three Months Ended June 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,011.5	—	$1,488.2	—	35.2%
Gross profit	$428.6	21.3%	$214.9	14.4%	99.4%
SG&A	$253.6	12.6%	$208.1	14.0%	21.9%
Income from operations	$175.0	8.7%	$6.8	0.5%	*

*	Not meaningful as a percentage

Net sales for the three months ended June 30, 2012 increased $523.3 million when compared to the same period in 2011.  Excluding the effect of the addition from the MHPS segment and the negative impact of foreign currency exchange rate changes, net sales increased approximately 16% from the prior year period. Changes in foreign currency exchange rates negatively impacted net sales by approximately 5%. Each of our pre-existing segments had higher net sales compared to the second quarter of 2011, primarily as a result of improved price realization, strong North American market demand and certain other geographies, such as Australia, that continued to support growth and equipment sales.

Gross profit for the three months ended June 30, 2012 increased $213.7 million when compared to the same period in 2011. Excluding the impact of MHPS, improved price realization, increased net sales and the benefits of increased production levels contributed approximately $114 million to the increase.  Additionally, restructuring charges in the current year period are lower by approximately $12 million when compared to the prior year period. Excluding the effect of MHPS, gross profit increased approximately 56% from the prior year period.

SG&A costs increased for the three months ended June 30, 2012 by $45.5 million when compared to the same period in 2011.  Excluding the impact of MHPS, SG&A costs decreased approximately 18% on higher net sales. Excluding the impact of MHPS, SG&A costs as a percentage of net sales decreased to approximately 10% due to cost reductions taken in the Company's pre-existing segments in prior years. Lower restructuring charges in the current year period and an asset impairment recorded in the prior year period that did not recur, when combined, resulted in lower SG&A costs of approximately $14 million when compared to the prior year period.

Income from operations for the three months ended June 30, 2012 was $175.0 million, an increase of $168.2 million when compared to the same period in 2011.  The increase was primarily due to the items noted above, particularly improved price realization, improved net sales volume and actions taken in previous periods to reduce our cost structure.

Aerial Work Platforms

	Three Months Ended June 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$605.7	—	$485.7	—	24.7%
Gross profit	$136.5	22.5%	$74.7	15.4%	82.7%
SG&A	$53.3	8.8%	$47.3	9.7%	12.7%
Income from operations	$83.2	13.7%	$27.4	5.6%	203.6%

Net sales for the AWP segment for the three months ended June 30, 2012 increased $120.0 million when compared to the same period in 2011.  We continued to see growth from replacement-based demand in the North American rental channels for our aerial work platform products. The Australian market also continued to demonstrate strong sales growth due to natural resource driven construction projects. However, our utility products sales and European sales for aerial work platforms have remained steady relative to the prior year period.

Gross profit for the three months ended June 30, 2012 was $136.5 million, an increase of $61.8 million when compared to the same period in 2011.  Improved price realization, increased net sales, the mix of product sales and lower manufacturing costs, contributed approximately $71 million to the improvement in gross profit. These improvements were partially offset by approximately $7 million primarily from higher transactional foreign exchange losses and higher distribution expenses compared to the prior year period.

SG&A costs for the three months ended June 30, 2012 increased $6.0 million when compared to the same period in 2011.  Higher general and administrative costs, including costs for an acquired business not included in the prior year period, increased SG&A spending by approximately $7 million as compared to the prior year period.

Income from operations for the three months ended June 30, 2012 was $83.2 million, an increase of $55.8 million when compared to the same period in 2011.  The increase was due to the items noted above, particularly improved price realization and increased net sales volume, partially offset by higher SG&A costs.

Construction

	Three Months Ended June 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$388.8	—	$359.7	—	8.1%
Gross profit	$48.7	12.5%	$44.4	12.3%	9.7%
SG&A	$39.1	10.1%	$50.4	14.0%	(22.4)%
Income (loss) from operations	$9.6	2.5%	$(6.0)	(1.7)%	260.0%

Net sales in the Construction segment for the three months ended June 30, 2012 increased by $29.1 million when compared to the same period in 2011. Compact construction equipment as well as truck and component sales were significant contributors to the year-over-year increase, particularly to the developing markets in Russia, China and Latin America. However, we are seeing weakening demand for material handling products and trucks. Changes in foreign currency exchange rates negatively impacted net sales by approximately 6%.

Gross profit for the three months ended June 30, 2012 was $48.7 million, an increase of $4.3 million when compared to the same period in 2011.  Increased net sales, improved price realization and lower manufacturing costs, contributed approximately $12 million to the improvement in gross profit. These improvements were partially offset by approximately $7 million from higher other costs of sales, higher transactional foreign currency charges and the negative translation effect of foreign currency exchange rate changes relative to the prior year.

SG&A costs for the three months ended June 30, 2012 decreased $11.3 million when compared to the same period in 2011.  Cost reduction activities taken in prior periods are reflected in lower current period SG&A costs.

Income (loss) from operations for the three months ended June 30, 2012 increased $15.6 million when compared to the same period in 2011.  The improvement was due to the items noted above, particularly lower SG&A costs. However, the profitability of our Construction businesses was partially offset by losses incurred in our Roadbuilding business.

Cranes

	Three Months Ended June 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$484.2	—	$464.1	—	4.3%
Gross profit	$95.6	19.7%	$50.4	10.9%	89.7%
SG&A	$52.1	10.8%	$84.4	18.2%	(38.3)%
Income (loss) from operations	$43.5	9.0%	$(34.0)	(7.3)%	*

*	Not meaningful as a percentage

Net sales for the Cranes segment for the three months ended June 30, 2012 increased by $20.1 million when compared to the same period in 2011. Strong demand continued in North America, Middle East and Latin America, primarily for rough terrain cranes and all terrain cranes driven mostly by energy related projects. Strong demand also continued for our cranes in Australia. Changes in foreign currency exchange rates negatively impacted net sales by approximately 8%.

Gross profit for the three months ended June 30, 2012 increased by $45.2 million when compared to the same period in 2011. Improved price realization and the mix of product sales with higher margins improved gross profit by approximately $23 million.  Additionally, current year increased production levels, lower inventory charges, lower restructuring charges and other costs improved gross margin by approximately $27 million. These improvements were partially offset by the negative impact of foreign currency exchange rate changes.

SG&A costs for the three months ended June 30, 2012 decreased $32.3 million over the same period in 2011. Actions taken in prior quarters to reduce the segment’s cost structure lowered SG&A costs by approximately $12 million. Additionally, lower restructuring charges in the current year period and an asset impairment recorded in the prior year period that did not recur, when combined, resulted in lower SG&A costs of approximately $13 million. The lower allocation of corporate costs in the current year period decreased SG&A costs by approximately $5 million.

Income (loss) from operations for the three months ended June 30, 2012 improved $77.5 million when compared to the same period in 2011, resulting primarily from improved price realization and lower SG&A costs, partially offset by the negative impact of changes in foreign currency exchange rates.

Material Handling & Port Solutions

	Three Months Ended June 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$361.0	—	N/A	—	*
Gross profit	$94.1	26.1%	N/A	*	*
SG&A	$82.3	22.8%	N/A	*	*
Income from operations	$11.8	3.3%	N/A	*	*

*	Not applicable

Net sales for the MHPS segment for the three months ended June 30, 2012 were $361.0 million. Net sales continue to be driven by continued strength in deliveries of mobile harbor cranes and demand for services. Net sales generated by the segment’s service component were particularly strong in North America. Demand for industrial cranes was somewhat lower than expected.

Gross profit for the three months ended June 30, 2012 was $94.1 million. Gross profit was driven by higher margin port equipment product sales, spare parts, service and maintenance revenue. We expect the profitability of this segment to contribute to our overall positive trends.

SG&A costs for the three months ended June 30, 2012 were $82.3 million. Included in SG&A was an allocation of Terex corporate costs.

Income from operations for the three months ended June 30, 2012 was $11.8 million. These results were driven by higher margin port equipment, as well as spare parts, service and maintenance revenue.

Materials Processing

	Three Months Ended June 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$190.3	—	$188.7	—	0.8%
Gross profit	$45.9	24.1%	$40.8	21.6%	12.5%
SG&A	$17.3	9.1%	$19.7	10.4%	(12.2)%
Income from operations	$28.6	15.0%	$21.1	11.2%	35.5%

Net sales in the MP segment for the three months ended June 30, 2012 increased by $1.6 million when compared to the same period in 2011. Strength in the North American market was the primary driver of the net sales increase, while demand in Western European markets, particularly for mobile crushing and screening products, remained soft. Increased mining and construction activity continued to drive demand for mobile crushing and screening equipment in Australian and Asian markets. Changes in foreign currency exchange rates negatively impacted net sales by approximately 3%.

Gross profit for the three months ended June 30, 2012 increased by $5.1 million when compared to the same period in 2011.  The increase was primarily due to the impact of better price realization and cost savings, which increased gross profit by approximately $7 million. This increase was partially offset by the negative impact of foreign currency exchange rate changes relative to the prior year period.

SG&A costs for the three months ended June 30, 2012 decreased by $2.4 million when compared to the same period in 2011. The decrease was primarily driven by the release of a restructuring reserve due to revised operational plans for a facility previously scheduled for closing.

Income from operations for the three months ended June 30, 2012 was $28.6 million, an increase of $7.5 million from the comparable period in 2011, primarily due to improved price realization and lower SG&A costs.

Corporate / Eliminations

	Three Months Ended June 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(18.5)	—	$(10.0)	—	*
Loss from operations	$(1.7)	*	$(1.7)	*	*

*	Not meaningful as a percentage

The net sales amounts include the elimination of intercompany sales activity among segments.

Interest Expense, Net of Interest Income

During the three months ended June 30, 2012, our interest expense net of interest income was $44.4 million, or $19.5 million higher than the same period in the prior year. This increase was primarily driven by increased interest expense associated with the Demag Cranes AG acquisition related debt.

Loss on early extinguishment of debt

Following the effectiveness of the DPLA, on May 11, 2012, we repaid the debt outstanding on the Demag Cranes AG credit facility and the facility was terminated. A loss of $2.4 million on early extinguishment of debt was recorded related to acceleration of unamortized debt acquisition costs associated with this facility.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended June 30, 2012 was expense of $3.6 million, a decrease of $38.2 million when compared to the same period in the prior year.  The change was primarily driven by income in the prior year period of approximately $52 million from the sale of shares in Bucyrus International, partially offset by unfavorable foreign currency movements and an accrual for the guaranteed payment to the minority shareholders of Demag Cranes AG pursuant to the DPLA.

Income Taxes

During the three months ended June 30, 2012, we recognized an income tax expense of $44.1 million on income of $124.6 million, an effective tax rate of 35.4%, as compared to an income tax expense of $16.3 million on a loss of $16.5 million, an effective tax rate of negative 98.8%, for the three months ended June 30, 2011.  The lower effective tax rate for the three months ended June 30, 2012 was primarily attributable to losses that did not produce tax benefits having less of an impact in the current period than in the prior year period.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Consolidated

	Six Months Ended June 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$3,830.9	—	$2,744.4	—	39.6%
Gross profit	$759.4	19.8%	$382.1	13.9%	98.7%
SG&A	$520.6	13.6%	$384.6	14.0%	35.4%
Income (loss) from operations	$238.8	6.2%	$(2.5)	(0.1)%	*

*	Not meaningful as a percentage

Net sales for the six months ended June 30, 2012 increased $1,086.5 million when compared to the same period in 2011.  Excluding the effect of the addition from the MHPS segment and the negative impact of foreign currency exchange rate changes, net sales increased approximately 16% from the prior year period. Changes in foreign currency exchange rates negatively impacted net sales by approximately 3%. Each of our pre-existing segments had higher net sales compared to the first half of 2011, primarily as a result of improved price realization, strong North American market demand and certain other geographies, such as Australia, that continued to support growth and equipment sales.

Gross profit for the six months ended June 30, 2012 increased $377.3 million when compared to the same period in 2011. Excluding the impact of MHPS, improved price realization and cost reductions contributed approximately $184 million to the increase.  Additionally, lower inventory and restructuring charges in the current year period contributed approximately $26 million of the increase. Excluding the effect of MHPS, gross profit increased approximately 50% from the prior year period. These improvements were partially offset by the negative effect of foreign currency exchange rate changes.

SG&A costs increased for the six months ended June 30, 2012 by $136.0 million when compared to the same period in 2011.  Excluding the impact of MHPS and the negative impact of foreign currency exchange rate changes, SG&A costs were lower by approximately 6% on higher net sales levels. Excluding the impact of MHPS, SG&A costs as a percentage of net sales decreased to approximately 11% due to cost reductions taken in our pre-existing segments in prior years. These improvements were partially offset by approximately $10 million in additional receivable write downs in the current period.

Income (loss) from operations for the six months ended June 30, 2012 was $238.8 million, an increase of $241.3 million when compared to the same period in 2011.  The increase was primarily due to the items noted above, particularly improved price realization and actions taken in previous periods to reduce our cost structure.

Aerial Work Platforms

	Six Months Ended June 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,119.1	—	$863.9	—	29.5%
Gross profit	$229.2	20.5%	$124.5	14.4%	84.1%
SG&A	$103.4	9.2%	$91.4	10.6%	13.1%
Income from operations	$125.8	11.2%	$33.1	3.8%	280.1%

Net sales for the AWP segment for the six months ended June 30, 2012 increased $255.2 million when compared to the same period in 2011.  We continued to see growth from replacement-based demand in the North American rental channels for our aerial work platform products. The Australian market also continued to demonstrate strong sales growth due to natural resource driven construction projects. However, our utility products net sales and European sales for aerial work platforms have remained steady relative to the prior year period.

Gross profit for the six months ended June 30, 2012 was $229.2 million, an increase of $104.7 million when compared to the same period in 2011.  Improved price realization, increased net sales, the mix of product sales and lower manufacturing costs, contributed approximately $115 million to the improvement in gross profit. These improvements were partially offset by approximately $10 million from increased freight costs, inventory charges and other costs compared to the prior year period.

SG&A costs for the six months ended June 30, 2012 increased $12.0 million when compared to the same period in 2011.  Higher general and administrative costs, including costs for an acquired business not included in the prior year period, increased SG&A spending by approximately $13 million as compared to the prior year period.

Income from operations for the six months ended June 30, 2012 was $125.8 million, an increase of $92.7 million when compared to the same period in 2011.  The increase was due to the items noted above, particularly improved price realization and increased net sales volume, partially offset by higher SG&A.

Construction

	Six Months Ended June 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$751.9	—	$701.2	—	7.2%
Gross profit	$85.6	11.4%	$82.7	11.8%	3.5%
SG&A	$76.0	10.1%	$91.9	13.1%	(17.3)%
Income (loss) from operations	$9.6	1.3%	$(9.2)	(1.3)%	204.3%

Net sales in the Construction segment for the six months ended June 30, 2012 increased by $50.7 million when compared to the same period in 2011. Truck, backhoe loaders and component sales were significant contributors to the year-over-year increase, particularly to the developing markets in Russia and China. However, we are beginning to see weakening demand for material handling products and trucks. There was a lack of government infrastructure spending in Brazil, which negatively impacted our Roadbuilding business. Changes in foreign currency exchange rates negatively impacted net sales by approximately 4%.

Gross profit for the six months ended June 30, 2012 was $85.6 million, an increase of $2.9 million when compared to the same period in 2011.  Higher net sales and increased production in the current year period contributed approximately $9 million to the improvement in gross profit when compared to the prior year period. This improvement was partially offset by approximately $4 million of higher transactional foreign exchange losses in the current year period as well as changes in foreign currency exchange rates that negatively impacted gross profit by approximately 4% in the current year period.

SG&A costs for the six months ended June 30, 2012 decreased $15.9 million when compared to the same period in 2011.  Cost reduction activities taken in prior periods are reflected in lower current period SG&A costs. Additionally, trade show costs were lower in the current year period. Changes in foreign currency exchange rate changes positively impacted SG&A costs in the current year period.

Income (loss) from operations for the six months ended June 30, 2012 was $9.6 million, an improvement of $18.8 million when compared to the same period in 2011.  The improvement was due to the items noted above, particularly lower SG&A costs. However, the profitability of our Construction businesses was partially offset by losses incurred in our Roadbuilding business.

Cranes

	Six Months Ended June 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$903.6	—	$862.4	—	4.8%
Gross profit	$164.4	18.2%	$90.9	10.5%	80.9%
SG&A	$113.6	12.6%	$147.4	17.1%	(22.9)%
Income (loss) from operations	$50.8	5.6%	$(56.5)	(6.6)%	*

*	Not meaningful as a percentage

Net sales for the Cranes segment for the six months ended June 30, 2012 increased by $41.2 million when compared to the same period in 2011. North American businesses continued to exhibit strong demand, primarily for rough terrain cranes driven by energy related projects. We also experienced good demand for our cranes in Australia. We have seen increased order activity for all-terrain and crawler cranes based upon improving demand in North America, the Middle East and Latin America. Changes in foreign currency exchange rates negatively impacted net sales by approximately 5%.

Gross profit for the six months ended June 30, 2012 increased by $73.5 million when compared to the same period in 2011. Improved price realization, increased product sales, a favorable mix of product sales and higher parts volume in the current year period improved gross profit by approximately $41 million.  Additionally, current year increased production levels and lower inventory and restructuring charges improved gross margin by approximately $33 million.

SG&A costs for the six months ended June 30, 2012 decreased $33.8 million over the same period in 2011. Actions taken in prior quarters to reduce the segment’s cost structure reduced SG&A costs by approximately $22 million. The prior year period included impairment charges of approximately $9 million, which did not recur in the current year period. Additionally, lower allocation of corporate expenses in the current year period decreased SG&A costs by approximately $7 million. These decreases were partially offset by approximately $12 million related to the write down of an acquisition related note receivable in the current year period. Changes in foreign currency exchange rate changes also positively impacted SG&A costs in the current year period.

Income (loss) from operations for the six months ended June 30, 2012 improved $107.3 million when compared to the same period in 2011, resulting primarily from improved price realization, net sales, a favorable mix of product sales and lower SG&A costs. However, the write down of the acquisition related note receivable partially offset these positive trends.

Material Handling & Port Solutions

	Six Months Ended June 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$728.5	—	N/A	—	*
Gross profit	$186.7	25.6%	N/A	*	*
SG&A	$172.0	23.6%	N/A	*	*
Income from operations	$14.7	2.0%	N/A	*	*

*	Not applicable

Net sales for the MHPS segment for the six months ended June 30, 2012 were $728.5 million. Net sales continue to be driven by continued strength in deliveries of mobile harbor cranes and demand for services. Net sales generated by the segment’s service component was particularly strong in North America. Demand for industrial cranes has been less than expected.

Gross profit for the six months ended June 30, 2012 was $186.7 million. Gross profit was driven by higher margin port equipment sales, spare parts, service and maintenance revenue. We expect the profitability of this segment to contribute to our overall positive trends.

SG&A costs for the six months ended June 30, 2012 was $172.0 million. Included in SG&A was an allocation of Terex corporate costs.

Income from operations for the six months ended June 30, 2012 was $14.7 million. These results were driven by strong machine sales, particularly higher margin port equipment, as well as spare parts, service and maintenance revenue.

Materials Processing

	Six Months Ended June 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$359.5	—	$340.9	—	5.5%
Gross profit	$81.0	22.5%	$73.6	21.6%	10.1%
SG&A	$37.1	10.3%	$40.2	11.8%	(7.7)%
Income from operations	$43.9	12.2%	$33.4	9.8%	31.4%

Net sales in the MP segment for the six months ended June 30, 2012 increased by $18.6 million when compared to the same period in 2011. Strength in the North American market was the primary driver of the net sales increase, while demand in Western European markets remained soft. Increased mining and construction activity continued to drive demand for mobile crushing and screening equipment in Australian and Asian Pacific markets.

Gross profit for the six months ended June 30, 2012 increased by $7.4 million when compared to the same period in 2011.  The increase was primarily due to the impact of improved price realization and increased net sales, which increased gross profit by approximately $11 million. This increase was partially offset by higher inventory charges and transactional foreign currency exchange losses in the current year period of approximately $4 million as well as changes in foreign currency exchange rates that negatively impacted gross profit in the current year period.

SG&A costs for the six months ended June 30, 2012 decreased by $3.1 million when compared to the same period in 2011. The release of a restructuring reserve due to revised operational plans for a facility previously scheduled for closing, lower selling and marketing costs in the current year period combined with lower allocation of corporate expenses in the current year period were the primary drivers of decreased SG&A costs.

Income from operations for the six months ended June 30, 2012 was $43.9 million, an increase of $10.5 million from the comparable period in 2011, primarily due to improved price realization, higher net sales volume and lower SG&A costs.

Corporate / Eliminations

	Six Months Ended June 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(31.7)	—	$(24.0)	—	*
Loss from operations	$(6.0)	*	$(3.3)	*	*

*	Not meaningful as a percentage

The net sales amounts include the elimination of intercompany sales activity among segments.  Loss from operations increased from the prior year period primarily due to a higher level of intercompany profit eliminations.

Interest Expense, Net of Interest Income

During the six months ended June 30, 2012, our interest expense net of interest income was $82.3 million, or $31.3 million higher than the same period in the prior year. This increase was primarily driven by increased interest expense associated with the Demag Cranes AG acquisition related debt.

Loss on early extinguishment of debt

Following the effectiveness of the DPLA, on May 11, 2012, we repaid the debt outstanding on the Demag Cranes AG credit facility and the facility was terminated. A loss of $2.4 million on early extinguishment of debt was recorded in the six months ended June 30, 2012, related to acceleration of unamortized debt acquisition costs associated with this facility. On January 18, 2011, we exercised our early redemption option and repaid the outstanding $297.6 million principal amount of our 7-3/8% Notes. The cash paid to redeem the 7-3/8% Notes included a call premium of $3.6 million in the six months ended June 30, 2011. Additionally, we recorded a charge of $2.7 million in the six months ended June 30, 2011, to recognize a loss on the write-off of unamortized costs, including debt issuance costs, original issue discount and interest rate swap costs, in connection with the repayment of the 7-3/8% Notes.

Other Income (Expense) – Net

Other income (expense) – net for the six months ended June 30, 2012 was income of $0.9 million, a decrease of $85.6 million when compared to the same period in the prior year.  The change was primarily driven by a gain in the prior year period of approximately $92 million from the sale of shares in Bucyrus International.

Income Taxes

During the six months ended June 30, 2012, we recognized an income tax expense of $52.9 million on income of $155.0 million, an effective tax rate of 34.1%, as compared to an income tax expense of $22.3 million on income of $26.7 million, an effective tax rate of 83.5%, for the six months ended June 30, 2011.  The lower effective tax rate for the six months ended June 30, 2012 was primarily attributable to losses that did not produce tax benefits having less of an impact in the current period than in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets.  We had cash and cash equivalents of $841.5 million at June 30, 2012.  The majority of the cash held by our foreign subsidiaries is expected to be maintained locally. Such cash could be used in the U.S., if necessary. Cash repatriated to the U.S. could be subject to incremental local and U.S. taxation. As a result of the Domination and Profit and Loss Transfer Agreement (“DPLA”) which became effective on April 18, 2012, all cash formerly held by Demag Cranes AG is now available for our use. Currently, there are no trends, demands or uncertainties as a result of the Company’s cash re-investment policy that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility.

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

In addition, our new credit facilities provide us with a revolving line of credit of up to $500 million. The revolving line of credit consists of $250 million of available domestic revolving loans and $250 million of available multicurrency revolving loans. The revolving lines of credit are scheduled to mature on April 29, 2016, subject to earlier maturity on March 1, 2016 if the Company’s senior notes due 2016 have not been satisfied in full prior to that time. We had $441.6 million available for borrowing under our revolving credit facilities at June 30, 2012. The 2011 Credit Agreement also provides incremental commitments of up to $250 million, which may be extended at the option of the lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, provided that no more than $100 million of the incremental amount may be used for incremental term loan commitments.

On March 16, 2012 the Demag Cranes AG shareholders approved the DPLA we entered into with Demag Cranes AG in January 2012. The DPLA became effective following registration of the DPLA in the commercial register on April 18, 2012. Upon demand from outside shareholders of Demag Cranes AG, we will acquire their shares in return for €45.52 per share, or up to approximately €174 million in the aggregate. Any outside shareholders of Demag Cranes AG that choose not to sell their shares to us will receive an annual guaranteed payment in the gross amount of €3.33 per share (€3.04 net per share). For further information on the time period for outside shareholders of Demag Cranes AG to tender their shares, see Note O – “Stockholders Equity” in our Condensed Consolidated Financial Statements. As of June 30, 2012, approximately 52 thousand shares have been tendered and we have paid or accrued approximately €2.4 million related to these tendered shares.

Following the effectiveness of the DPLA the lenders under the Demag Cranes Credit Agreement exercised their option to terminate the agreement. Demag Cranes AG repaid all €135 million debt outstanding on May 11, 2012 and provided bank guarantees or cash collateral to backstop any letters of credit outstanding under the facility by May 21, 2012. The facility was terminated on May 21, 2012.

On March 27, 2012, we sold and issued $300 million aggregate principal of Senior Notes due 2020 (“6.5% Senior Notes”) at par which yielded approximately $295 million of net proceeds after underwriting discounts, commissions and expenses. We used the net proceeds of this offering for general corporate purposes, including cash requirements resulting from the effectiveness of the DPLA.

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

In the third quarter of 2012, through the date of this filing, we purchased approximately 25% of the principal amount outstanding of our 4% Convertible Notes due 2015 for approximately $63 million.

We increased our investment in financial services assets from approximately $125 million net at December 31, 2011, to approximately $130 million at June 30, 2012. We remain focused on expanding TFS in key markets like the U.S., Europe and China; however, in 2012, we expect to rely to a greater extent on third-party funders.

During the first half of 2012, our cash used in inventory was approximately $84 million as we made investments in businesses showing improved order and inquiry activity. We are continuing our program to increase inventory turns by sharing, throughout our Company, many of the best practices and lean manufacturing processes that several of our business units have implemented successfully. We expect these initiatives to reduce the level of inventory needed to support our business and allow us to reduce our manufacturing lead times, thereby reducing our working capital requirements. During the last two years, our inventory turns have improved as the Company’s sales volumes increased. Working capital as percent of trailing three month annualized net sales was 27.0% at June 30, 2012. We continue to expect the ratio of working capital to trailing three months annualized sales to be approximately 25% at the end of 2012.

The following tables show the calculation of our working capital and trailing three months annualized sales as of June 30, 2012 (in millions):

Three months ended 6/30/12
Net Sales	$2,011.5
x	4
Trailing Three Month Annualized Net Sales	$8,046.0

As of 6/30/12
Inventories	$1,734.8
Trade Receivables	1,266.7
Less: Trade Accounts Payable	(829.8)
Total Working Capital	$2,171.7

We are continuing to pursue cash generation opportunities, including increasing prices for our products, reducing costs and working capital, reviewing alternatives for under-utilized assets, and selectively investing in our businesses to promote growth in 2012. We have traditionally used cash in operations in the first half, but our profitability and focus on improved factory efficiency helped deliver improved cash flow in the first half of 2012. We generated approximately $239 million in free cash flow in the first half of 2012, which was in line with our expectations. We continue to expect to generate more than $500 million of free cash flow during 2012.

The following table reconciles income from operations to free cash flow (in millions):

	Three months ended 6/30/12	Six months ended 6/30/12
Income from operations	$175.0	$238.8
Plus: Depreciation and amortization	37.8	76.6
Plus: Non-cash note receivable write down	—	12.3
Plus: Proceeds from sale of assets	10.8	13.6
Plus/minus: Changes in working capital	(65.0)	(79.9)
Plus/minus: Customer advances	12.1	12.8
Plus/minus: Rental/demo equipment	(0.1)	(0.1)
Less: Capital expenditures	(15.7)	(35.3)
Free cash flow	$154.9	$238.8

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

For certain products, primarily port equipment and process cranes, we negotiate, when possible, advance payments from our customers for products with long lead times to help fund the substantial working capital investment in these products.

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

Typically, we have invested our cash in a combination of highly rated, liquid money market funds and in short-term bank deposits with large, highly rated banks. Our investment objective is to preserve capital and liquidity while earning a market rate of interest. In 2011, we used a portion of our cash balance to take advantage of early payment discounts offered by our suppliers where the returns were greater than the amount that would have been earned on such cash if invested in money market funds and short-term bank deposits. We have continued this practice in the first half of 2012, although we may discontinue it at any time.

Interest rates charged under our bank credit facilities are subject to adjustment based on our consolidated leverage ratio. We had no outstanding borrowings under our revolving credit facilities and $701.9 million in U.S. dollar and Euro denominated term loans outstanding at June 30, 2012. The U.S. dollar term loans bear interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 4%, with a floor of 1.5% on LIBOR. The euro term loans bear interest at a rate of Euro Interbank Offer Rate (“EURIBOR”) plus 4.5% with a floor of 1.5% on EURIBOR. At June 30, 2012, the weighted average interest rate on these term loans was 5.68%.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

The revolving line of credit under our 2011 credit facility expires in April 2016.  Our 4% Convertible Senior Subordinated Notes mature in June 2015, our 10-7/8% Senior Notes mature in June 2016, our 8% Senior Subordinated Notes (“8% Notes”) mature in November 2017 and our 6.5% Senior Notes mature April 1, 2020.  See Note L – “Long-Term Obligations,” in our Condensed Consolidated Financial Statements.

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

As a result of our settlement with the SEC and final court decree in August 2009, for a period of three years, (i) we are no longer qualified as a “well known seasoned issuer” (“WKSI”) as defined in Rule 405 of the Securities Act of 1933, and cannot take advantage of the benefits available to a WKSI, which include expedited registration and access to the capital markets, (ii) we cannot rely on the safe harbor provisions regarding forward-looking statements provided by the regulations issued under the Securities Exchange Act of 1934, and (iii) we cannot utilize Regulation A or D. However, we have $700 million remaining on an effective multi-security shelf registration statement on file with the SEC that allows for easier access to the capital markets.

Cash Flows

Cash provided by operations for the six months ended June 30, 2012 totaled $17.8 million, compared to cash used in operations of $218.9 million for the six months ended June 30, 2011.  The change in cash from operations was primarily driven by improvements in profitability and reduced working capital usage in the six months ended June 30, 2012 as compared to the prior year period. These net improvements were primarily offset by approximately $124 million in tax payments related to the gain on the sale of the former mining business in the six months ended June 30, 2012 and receipt of an approximately $105 million tax refund in the six months ended June 30, 2011.

Cash used in investing activities for the six months ended June 30, 2012 was $41.0 million, compared to $246.6 million cash provided by investing activities for the six months ended June 30, 2011.  The change in cash from investing activities was primarily due to approximately $293 million proceeds from the sale of Bucyrus International shares in the prior year period.

Cash provided by financing activities was $100.9 million for the six months ended June 30, 2012, compared to cash used in financing activities for the six months ended June 30, 2011 of $271.6 million.  The change was primarily due to the issuance of the 6-1/2% Notes partially offset by repayment of the Demag Cranes AG credit facility in the current year period and the repayment of the 7-3/8% Notes in the prior year period.

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

As of June 30, 2012, our maximum exposure to such credit guarantees was $70.3 million, including total credit guarantees issued by Terex Cranes Germany GmbH, part of our Cranes segment, and Genie Holdings, Inc. and its affiliates, part of our AWP segment, of $46.8 million and $9.6 million, respectively.  The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years.  Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

There can be no assurance that historical credit default experience will be indicative of future results.  Our ability to recover losses experienced from our guarantees may be affected by economic conditions in effect at the time of loss.

We issue, from time to time, residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  As described in Note N – “Litigation and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $5.8 million at June 30, 2012.  We are able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of June 30, 2012, our maximum exposure pursuant to buyback guarantees was $89.1 million.  We are able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $7 million for the estimated fair value of all guarantees provided as of June 30, 2012.

There can be no assurance that our historical experience in used equipment markets will be indicative of future results.  Our ability to recover losses from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies.  The major foreign currencies, among others, in which we do business are the Euro, British Pound and Australian Dollar.  We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts.  At June 30, 2012, we had foreign exchange contracts with a notional value of $779.0 million.

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

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate swap agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over London Interbank Offer Rate (“LIBOR”).  At June 30, 2012, the floating rate was 3.28%.

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

We do not agree that the accused Powerscreen mobile screening plants or their folding conveyor infringe the subject patent held by Metso. These types of patent cases are complex and we strongly believe that the verdict is contrary to both the law and the facts. We have appealed the verdict, posted an appeal bond in the amount of approximately $50 million while judgment is stayed pending the appeal process and believe that we will ultimately prevail on appeal. We do not expect this judgment will have a material impact on our consolidated business or overall operating results. However, the outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in us incurring significant liabilities, which could have a material adverse effect on our results of operations.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amended previous comprehensive income guidance. This accounting update eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” (“ASU 2011-12”). ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 and 2011-12 were effective for us on January 1, 2012. Since the provisions of ASU 2011-05 and 2011-12 are presentation related only, adoption of ASU 2011-05 and 2011-12 did not have a significant impact on the determination or reporting of our financial results.

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

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar when compared to functional currencies of our major markets, which include the Euro, British Pound and Australian Dollar. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures. At June 30, 2012, we had foreign exchange contracts with a notional value of $779.0 million.  The fair market value of these arrangements, which represents the cost to settle these contracts, was a net loss of $5.0 million at June 30, 2012.

At June 30, 2012, we performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating (loss) income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the three months ended June 30, 2012 would have changed the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period by approximately $4 million.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate, LIBOR and EURIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At June 30, 2012, approximately 52% of our debt was floating rate debt and the weighted average interest rate for all debt was 6.67%.

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over LIBOR.  At June 30, 2012, the floating rate was 3.28%.

At June 30, 2012, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings effect on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at June 30, 2012 would have increased interest expense by approximately $3 million for the six months ended June 30, 2012.

Commodities Risk

Principal materials and components that we use in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. Input costs increased modestly in the first half of 2012, with the largest increases occurring in tires and engines and smaller increases in certain other purchased components. These increases were mostly offset by reductions in steel prices and competitive sourcing activities.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2012, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

In the three months ended June 30, 2012, we continued our implementation of an integrated suite of enterprise software at certain locations as part of a multi-year global implementation program. The implementation has involved changes to certain processes and related internal controls over financial reporting. We have reviewed the system and the controls affected and made appropriate changes as necessary.

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in certain claims and litigation arising in the ordinary course of business, which are not considered material to our financial operations or cash flow.  For information concerning litigation and other contingencies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies and Uncertainties.”

Item 1A.	Risk Factors

There have been no material changes in the quarterly period ended June 30, 2012 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

TEREX CORPORATION
(Registrant)

Date:	August 6, 2012	/s/ Phillip C. Widman
Phillip C. Widman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2012	/s/ Mark I. Clair
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

12	Calculation of Ratio of Earnings to Fixed Charges. *

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes –Oxley Act of 2002. **

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Exhibit filed with this document.
**	Exhibit furnished with this document.