Form 10-Q
period 2012-09-30
TEREX CORP
filed 2012-10-29
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

F O R M   10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of outstanding shares of common stock:  110.5 million as of October 25, 2012.

The Exhibit Index begins on page 69.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of September 30, 2012 unless specifically noted otherwise, and includes financial information with respect to the subsidiaries of the Company listed below (all of which are 100%-owned) which were guarantors on September 30, 2012 (the “Guarantors”) of the Company’s 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”), its 8% Senior Subordinated Notes Due 2017 (the “8% Notes”) and its 6-1/2% Senior Notes Due 2020 (the “6-1/2% Notes”).  See Note P – “Consolidating Financial Statements” to the Company’s September 30, 2012 Condensed Consolidated Financial Statements included in this Quarterly Report. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$1,822.0	$1,803.6	$5,652.9	$4,548.0
Cost of goods sold	(1,443.4)	(1,528.0)	(4,514.9)	(3,890.3)
Gross profit	378.6	275.6	1,138.0	657.7
Selling, general and administrative expenses	(246.7)	(223.0)	(767.3)	(607.6)
Income (loss) from operations	131.9	52.6	370.7	50.1
Other income (expense)
Interest income	1.3	3.2	6.4	8.3
Interest expense	(42.6)	(37.1)	(130.0)	(93.2)
Loss on early extinguishment of debt	(49.9)	(1.4)	(52.3)	(7.7)
Other income (expense) – net	(3.6)	50.0	(2.7)	136.5
Income (loss) from continuing operations before income taxes	37.1	67.3	192.1	94.0
(Provision for) benefit from income taxes	(8.8)	(34.2)	(61.7)	(56.5)
Income (loss) from continuing operations	28.3	33.1	130.4	37.5
Income (loss) from discontinued operations – net of tax	—	—	2.5	5.8
Gain (loss) on disposition of discontinued operations – net of tax	—	—	2.3	(0.5)
Net income (loss)	28.3	33.1	135.2	42.8
Net loss (income) attributable to noncontrolling interest	1.9	3.8	3.9	5.3
Net income (loss) attributable to Terex Corporation	$30.2	$36.9	$139.1	$48.1
Amounts attributable to Terex Corporation common stockholders:
Income (loss) from continuing operations	$30.2	$36.9	$134.3	$42.8
Income (loss) from discontinued operations – net of tax	—	—	2.5	5.8
Gain (loss) on disposition of discontinued operations – net of tax	—	—	2.3	(0.5)
Net income (loss) attributable to Terex Corporation	$30.2	$36.9	$139.1	$48.1
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.27	$0.34	$1.22	$0.39
Income (loss) from discontinued operations – net of tax	—	—	0.02	0.05
Gain (loss) on disposition of discontinued operations – net of tax	—	—	0.02	—
Net income (loss) attributable to Terex Corporation	$0.27	$0.34	$1.26	$0.44
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.27	$0.33	$1.19	$0.38
Income (loss) from discontinued operations – net of tax	—	—	0.02	0.05
Gain (loss) on disposition of discontinued operations – net of tax	—	—	0.02	—
Net income (loss) attributable to Terex Corporation	$0.27	$0.33	$1.23	$0.43
Weighted average number of shares outstanding in per share calculation
Basic	110.5	109.6	110.3	109.5
Diluted	113.3	110.3	113.2	110.8
Comprehensive income (loss)	71.8	(194.8)	152.1	(105.6)
Comprehensive loss (income) attributable to noncontrolling interest	1.9	2.1	3.9	3.6
Comprehensive income (loss) attributable to Terex Corporation	$73.7	$(192.7)	$156.0	$(102.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$542.6	$774.1
Trade receivables (net of allowance of $36.4 and $42.5 at September 30, 2012 and December 31, 2011, respectively)	1,174.1	1,178.1
Inventories	1,760.9	1,758.1
Deferred taxes	107.9	121.5
Other current assets	209.7	221.4
Total current assets	3,795.2	4,053.2
Non-current assets
Property, plant and equipment – net	805.9	835.5
Goodwill	1,229.7	1,232.9
Intangible assets – net	477.0	519.5
Deferred taxes	65.7	69.0
Other assets	380.8	353.3
Total assets	$6,754.3	$7,063.4

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$79.0	$77.0
Trade accounts payable	738.9	764.6
Accrued compensation and benefits	222.1	222.3
Accrued warranties and product liability	107.1	111.0
Customer advances	254.2	223.2
Income taxes payable	54.4	185.2
Other current liabilities	304.1	307.6
Total current liabilities	1,759.8	1,890.9
Non-current liabilities
Long-term debt, less current portion	1,984.8	2,223.4
Retirement plans	328.5	344.6
Other non-current liabilities	370.2	416.1
Total liabilities	4,443.3	4,875.0
Commitments and contingencies
Redeemable noncontrolling interest	236.9	—
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 122.8 and 121.9 shares at September 30, 2012 and December 31, 2011, respectively	1.2	1.2
Additional paid-in capital	1,258.7	1,271.8
Retained earnings	1,501.0	1,361.9
Accumulated other comprehensive income (loss)	(108.6)	(125.5)
Less cost of shares of common stock in treasury – 13.0 and 13.1 shares at September 30, 2012 and December 31, 2011, respectively	(597.7)	(599.1)
Total Terex Corporation stockholders’ equity	2,054.6	1,910.3
Noncontrolling interest	19.5	278.1
Total stockholders’ equity	2,074.1	2,188.4
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$6,754.3	$7,063.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2012	2011
Operating Activities of Continuing Operations
Net income	$135.2	$42.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Discontinued operations	(4.8)	(5.3)
Depreciation and amortization	112.3	89.3
Deferred taxes	9.7	(17.5)
Gain on sale of assets	(8.8)	(172.0)
Stock-based compensation expense	22.1	18.3
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	19.3	(193.8)
Inventories	(103.1)	(145.3)
Trade accounts payable	(13.1)	101.5
Other assets and liabilities	(133.4)	73.9
Other operating activities, net	103.4	100.5
Net cash provided by (used in) operating activities of continuing operations	138.8	(107.6)
Investing Activities of Continuing Operations
Capital expenditures	(56.1)	(63.6)
Acquisitions of businesses, net of cash acquired	(3.4)	(1,013.5)
Other investments	(14.1)	(16.1)
Proceeds from sale of assets	31.3	537.0
Other investing activities, net	(1.8)	(1.7)
Net cash (used in) provided by investing activities of continuing operations	(44.1)	(557.9)
Financing Activities of Continuing Operations
Repayments of debt	(654.5)	(422.3)
Proceeds from issuance of debt	339.0	895.2
Payment of debt issuance costs	(5.3)	(25.8)
Distributions to noncontrolling interest	(4.9)	—
Other financing activities, net	(1.1)	4.9
Net cash provided by (used in) financing activities of continuing operations	(326.8)	452.0
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.6	4.2
Net Increase (Decrease) in Cash and Cash Equivalents	(231.5)	(209.3)
Cash and Cash Equivalents at Beginning of Period	774.1	894.2
Cash and Cash Equivalents at End of Period	$542.6	$684.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)
NOTE A – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2011 has been derived from and should be read in conjunction with the audited Consolidated Balance Sheet as of that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012.

Cash and cash equivalents at September 30, 2012 and December 31, 2011 include $9.4 million and $14.2 million, respectively, which was not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

On August 16, 2011, the Company acquired a majority interest in the shares of Demag Cranes AG. The results of Demag Cranes AG are included within the Material Handling & Port Solutions (“MHPS”) segment since the date of acquisition. See Note H – “Acquisitions.”

Reclassification. Certain prior year amounts have been reclassified to conform to the current year’s presentation. Certain reclassifications have been made to the December 31, 2011 Condensed Consolidated Balance Sheet in accordance with the accounting for business combinations to reflect retrospective purchase accounting adjustments to the preliminary estimated fair values of acquired Demag Cranes AG net assets. See Note H – “Acquisitions.” Effective July 1, 2011, the Company’s bridge inspection equipment business, which was formerly included in the Construction segment, is now included in the Aerial Work Platforms (“AWP”) segment.  Effective July 1, 2012, the Company realigned certain operations, which were formerly included in the Cranes segment, to provide a single source for serving port equipment customers and are now included in the MHPS segment. See Note B – “Business Segment Information.” The Company has changed the presentation of its Consolidated Statement of Cash Flows. Certain borrowings and repayments of debt have been reported on a gross basis; these cash flows were reported on a net basis previously. The payment of call premiums for early debt retirement which were previously included in operating activities are now included in financing activities in the Condensed Consolidated Statement of Cash Flows. The Company believes that these changes provide a clearer presentation of the Company’s cash flows.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” (“ASU 2012-02”). ASU 2012-02 amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment.  Under ASU 2012-02, an entity has the option of performing a qualitative assessment of whether it is more likely than not that the fair value of an entity’s indefinite-lived intangible asset is less than its carrying amount before calculating the fair value of the asset. If the conclusion is that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company would be required to calculate the fair value of the asset. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Adoption of this guidance is not expected to have a significant impact on the determination or reporting of the Company’s financial results.

Accounts Receivable and Allowance for Doubtful Accounts.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical customer review and current financial conditions.  The Company reviews its allowance for doubtful accounts at least quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectibility.  All other balances are reviewed on a pooled basis by type of receivable.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  There can be no assurance that the Company’s historical accounts receivable collection experience will be indicative of future results.  The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note N – “Litigation and Contingencies.”  Substantially all receivables were trade receivables at September 30, 2012 and December 31, 2011.

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value.  Future cash flow projections include assumptions for future sales levels and the level of working capital needed to support each business.  The Company uses data developed by business segment management as well as macroeconomic data in making these calculations.  The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset.  The Company recognized $0.2 million and $1.4 million of asset impairments for the three and nine months ended September 30, 2012, respectively, of which $0.2 million was recognized as part of restructuring costs for the three and nine months ended September 30, 2012. The Company recognized $2.1 million and $11.1 million of asset impairments for the three and nine months ended September 30, 2011, respectively, of which $2.1 million and $2.2 million, respectively, were recognized as part of restructuring costs. See Note K – “Restructuring and Other Charges.”

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Nine Months Ended
September 30, 2012
Balance at beginning of period	$134.1
Accruals for warranties issued during the period	53.1
Changes in estimates	(0.8)
Settlements during the period	(62.6)
Foreign exchange effect/other	0.2
Balance at end of period	$124.0

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

The Construction segment designs, manufactures and markets heavy and compact construction equipment, roadbuilding equipment, including asphalt and concrete equipment and landfill compactors, as well as their related replacement parts and components. Customers use these products in construction and infrastructure projects, in building roads and bridges, in quarrying and mining operations and for material handling applications.

The Cranes segment designs, manufactures, services and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, lattice boom truck cranes, and truck-mounted cranes (boom trucks), as well as their related replacement parts and components. Cranes products are used primarily for construction, repair and maintenance of commercial buildings, manufacturing facilities and infrastructure projects.

The MHPS segment designs, manufactures, refurbishes, services and markets industrial cranes, including standard cranes, process cranes, rope and chain hoists, electric motors, light crane systems and crane components as well as a diverse portfolio of port and rail equipment including mobile harbor cranes, straddle and sprinter carriers, gantry cranes, ship-to-shore cranes, reach stackers, empty container handlers, full container handlers, general cargo lift trucks, automated stacking cranes, automated guided vehicles and terminal automation technology, including software. The segment operates an extensive global sales and service network. Customers use these products for material handling at manufacturing and port and rail facilities.

The MHPS segment was formed upon the completion of the Company’s acquisition of a majority interest in the shares of Demag Cranes AG on August 16, 2011. See Note H – “Acquisitions.” Accordingly, the results of Demag Cranes AG and its subsidiaries (“Demag Cranes”) are consolidated within MHPS from its date of acquisition. The Company acquired the port equipment businesses of Reggiane Cranes and Plants S.p.A. and Noell Crane Holding GmbH (collectively, “Terex Port Equipment” or the “Port Equipment Business”) on July 23, 2009.  Subsequently, effective July 1, 2012, the Company realigned certain operations to provide a single source for serving port equipment customers. The Terex Port Equipment Business and the Company’s French reach stacker business, both formerly part of the Cranes segment, are now consolidated within the MHPS segment. As a result, the 2011 performance of this segment reflects approximately one and a half months of operations of Demag Cranes. Accordingly, comparisons between the three and nine months ended September 30, 2011 and 2012, respectively, must be reviewed in this context.

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

The Company assists customers in renting, leasing and acquiring its products through Terex Financial Services (“TFS”). TFS uses its equipment and financial leasing experience to provide a variety of financing solutions to the Company’s customers.

Business segment information is presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Sales
AWP	$526.1	$448.7	$1,645.2	$1,312.6
Construction	290.4	395.4	1,042.3	1,096.6
Cranes	394.6	417.3	1,097.0	1,107.7
MHPS	470.8	385.2	1,400.7	557.4
MP	149.9	171.1	509.4	512.0
Corporate and Other / Eliminations	(9.8)	(14.1)	(41.7)	(38.3)
Total	$1,822.0	$1,803.6	$5,652.9	$4,548.0
Income (loss) from Operations
AWP	$59.3	$27.0	$185.1	$60.1
Construction	(8.3)	(6.4)	1.3	(15.6)
Cranes	47.6	25.1	97.7	(13.5)
MHPS	19.9	(1.8)	35.3	(19.7)
MP	15.2	12.4	59.1	45.8
Corporate and Other / Eliminations	(1.8)	(3.7)	(7.8)	(7.0)
Total	$131.9	$52.6	$370.7	$50.1

	September 30, 2012	December 31, 2011
Identifiable Assets
AWP	$980.7	$1,039.5
Construction	1,188.4	1,232.3
Cranes	1,610.0	1,517.4
MHPS	2,788.4	2,890.2
MP	993.2	928.7
Corporate and Other / Eliminations	(806.4)	(544.7)
Total	$6,754.3	$7,063.4

NOTE C – INCOME TAXES

During the three months ended September 30, 2012, the Company recognized income tax expense of $8.8 million on income of $37.1 million, an effective tax rate of 23.7% as compared to income tax expense of $34.2 million on income of $67.3 million, an effective tax rate of 50.8%, for the three months ended September 30, 2011.  The lower effective tax rate for the three months ended September 30, 2012 was primarily attributable to jurisdictional mix of income and reductions in the provision for uncertain tax positions.

During the nine months ended September 30, 2012, the Company recognized income tax expense of $61.7 million on income of $192.1 million, an effective tax rate of 32.1% as compared to income tax expense of $56.5 million on income of $94.0 million, an effective tax rate of 60.1%, for the nine months ended September 30, 2011.  The lower effective tax rate for the nine months ended September 30, 2012 was primarily attributable to losses that did not produce tax benefits having less of an impact in the current period, jurisdictional mix of income, and reductions in the provision for uncertain tax positions.

The Company conducts business globally and the Company and its subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions, as required. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including the jurisdictions of Australia, Germany, Italy, the United Kingdom and the U.S. Various entities of the Company are currently under audit in Germany, Italy, the U.S. and elsewhere. With a few exceptions, including certain subsidiaries in Germany that are under audit, the statute of limitations for the Company and its subsidiaries has expired for tax years prior to 2007. The Company assesses uncertain tax positions for recognition, measurement and effective settlement. Where the Company has determined that its tax return filing position does not satisfy the more likely than not recognition threshold of ASC 740, “Income Taxes,” it has recorded no tax benefits. Where the Company has determined that its tax return filing positions are more likely than not to be sustained, the Company has measured and recorded the largest amount of tax benefit greater than 50% likely to be realized. The Company recognizes accrued interest and penalties, if any, related to income taxes as (Provision for) benefit from income taxes in its Condensed Consolidated Statement of Comprehensive Income.

The Company evaluates each reporting period whether it is reasonably possible that material changes to its uncertain tax position liability could occur in the next twelve months.  Changes may occur as a result of uncertain tax positions being re-measured, effectively settled, paid, acquired or divested, as the result of a change in the accounting rules, tax law or judicial decision, or due to the extension or expiration of the relevant statute of limitations. It is not possible to predict which uncertain tax positions, if any, may be challenged by tax authorities. The timing and impact of income tax audits and their resolution is highly uncertain.  New laws and judicial decisions can change assessments concerning technical merit and measurement.  The amounts or periods in which changes to reserves for uncertain tax positions will occur is not ascertainable.

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

Except for certain amounts related to Demag Cranes AG, including its subsidiaries in Australia, France, Italy, Spain, and the United Kingdom, the Company does not provide for foreign income and withholding, U.S. federal, or state income taxes or tax benefits on temporary differences between the financial reporting bases and tax bases of its investment in foreign subsidiaries because such amounts are indefinitely reinvested. The Company reviews its plan to indefinitely reinvest during each reporting period. In making its decision to indefinitely reinvest, the Company evaluates its plans of reinvestment, its ability to control repatriation, and the need, if any, to repatriate funds to support operations. If the assessment of the Company with respect to investments in its foreign subsidiaries changes, deferred U.S. income taxes, foreign income taxes, and foreign withholding taxes may have to be accrued. The Company records deferred tax assets and liabilities on the temporary differences between the financial statement basis and the tax basis in the investment in subsidiaries when such deferred taxes are required to be recognized. Where appropriate, the Company does not accrue deferred income taxes on the temporary difference between book and tax basis in domestic subsidiaries. At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the investments in subsidiaries is not practical.

With the exception of goodwill, the Company recorded deferred taxes on differences between the financial reporting bases and tax bases of Demag Cranes AG assets and liabilities acquired. In general, acquired goodwill in a non-taxable business combination is not amortized and not deductible for tax purposes. The Company has evaluated whether deferred income taxes should be provided for temporary differences related to investments in Demag Cranes AG subsidiaries that existed on August 16, 2011. See Note H – “Acquisitions.” Based on the Company’s current assessment, it believes, with the exceptions noted below, that such amounts remain indefinitely reinvested and that deferred taxes do not need to be provided. The Company determined that, as of the date of acquisition, temporary differences related to the Demag Cranes & Components GmbH investments in its Australian, French, Italian, Spanish, United Kingdom, and U.S. subsidiaries were not indefinitely reinvested and recorded deferred tax liabilities.

NOTE D – DISCONTINUED OPERATIONS

On February 19, 2010, the Company completed the disposition of its Mining business to Bucyrus International, Inc., (which was subsequently purchased by Caterpillar, Inc. (together with Bucyrus International, Inc. (“Bucyrus”)) in July 2011) and received approximately $1 billion in cash and approximately 5.8 million shares of Bucyrus International, Inc. common stock.  Following this transaction, the Company has invested in acquisitions and its current businesses and focused on products and services where it can maintain and build a strong market presence.  The products divested by the Company in the transaction included hydraulic mining excavators, high capacity surface mining trucks, track and rotary blasthole drills, drill tools and highwall mining equipment, as well as the related parts and aftermarket service businesses, including the Company-owned distribution locations.  The Company recorded a cumulative gain on the sale of its Mining business of approximately $607 million, net of tax through September 30, 2012.  During the nine months ended September 30, 2012, the Company paid taxes of approximately $124 million related to the sale of its Mining business, which has been included in operating cash flows.

The Company is involved in a dispute with Bucyrus regarding the calculation of the value of the net assets of the Mining business.  Bucyrus initially provided the Company with its calculation of the net asset value of the Mining business, which sought a payment of approximately $149 million from the Company to Bucyrus.  The Company believed that the Bucyrus calculation of the net asset value was incorrect and not in accordance with the terms of the definitive agreement.  The Company objected to Bucyrus’ calculation and provided Bucyrus with its calculation of the net asset value, which did not require any payment from the Company to Bucyrus.  The Company initiated a court proceeding on October 29, 2010 in the Supreme Court of the State of New York, County of New York, to enforce and protect its rights under the definitive agreement for the Mining business sale.  On April 17, 2012, the appellate court in New York granted the Company’s motion for summary judgment agreeing with the Company’s interpretation of the definitive agreement with respect to the process for calculating the value of the net assets of the Mining business. Subsequently, Bucyrus revised its calculation of the net asset value of the Mining business and reduced the amount sought to approximately $23 million. Although no formal claim has been made, Bucyrus has stated it is considering whether it has any breach of contract claims against the Company relating to certain items in its original net asset value claim.

The Company continues to believe its calculation of the net asset value, not requiring any payment from the Company to Bucyrus, is correct. Therefore, the Company has not included the effects of the Bucyrus claim in the determination of the gain recognized in connection with the sale. In addition, the Company does not believe that Bucyrus has any valid claims for breach of contract and, in any event, the Company believes that any claims are time barred under the contract. While the Company believes Bucyrus’ positions are without merit and it will continue to vigorously oppose them, no assurance can be given as to the final resolution of this dispute.

During the three months ended September 30, 2011, the Company sold approximately 2.6 million shares of Bucyrus common stock for net proceeds of $238.7 million, resulting in a gain of $76.2 million, which was recorded in Other income (expense) in the Condensed Consolidated Statement of Comprehensive Income. During the nine months ended September 30, 2011, the Company sold approximately 5.8 million shares of Bucyrus common stock for net proceeds of $531.8 million, resulting in a gain of $167.8 million, which was recorded in Other income (expense) in the Condensed Consolidated Statement of Comprehensive Income. As of September 30, 2012, the Company had no shares of Bucyrus stock remaining.

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$—	$—	$—	$—
Loss from discontinued operations before income taxes	$—	$—	$—	$(0.1)
(Provision for) benefit from income taxes	—	—	2.5	5.9
Income (loss) from discontinued operations – net of tax	$—	$—	$2.5	$5.8

Gain (loss) on disposition of discontinued operations	$—	$—	$2.7	$(2.8)
(Provision for) benefit from income taxes	—	—	(0.4)	2.3
Gain (loss) on disposition of discontinued operations – net of tax	$—	$—	$2.3	$(0.5)

During the nine months ended September 30, 2012 and September 30, 2011, a tax benefit of $2.5 million and $5.9 million, respectively was recognized in discontinued operations for the resolution of uncertain tax positions for pre-divestiture years in the Mining business. During the nine months ended September 30, 2011, the Company recorded a $0.5 million loss on the sale of its Mining business. During the nine months ended September 30, 2012, the Company recorded a $2.3 million gain on the sale of its Atlas business based on contractually obligated earnings based payments from the purchaser. No assets and liabilities were remaining in discontinued operations entities in the Condensed Consolidated Balance Sheet as of September 30, 2012 and December 31, 2011.

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) from continuing operations attributable to Terex Corporation common stockholders	$30.2	$36.9	$134.3	$42.8
Income (loss) from discontinued operations–net of tax	—	—	2.5	5.8
Gain on disposition of discontinued operations–net of tax	—	—	2.3	(0.5)
Net income (loss) attributable to Terex Corporation	$30.2	$36.9	$139.1	$48.1
Basic shares:
Weighted average shares outstanding	110.5	109.6	110.3	109.5
Earnings per share – basic:
Income (loss) from continuing operations	$0.27	$0.34	$1.22	$0.39
Income (loss) from discontinued operations–net of tax	—	—	0.02	0.05
Gain (loss) on disposition of discontinued operations–net of tax	—	—	0.02	—
Net income (loss) attributable to Terex Corporation	$0.27	$0.34	$1.26	$0.44
Diluted shares:
Weighted average shares outstanding	110.5	109.6	110.3	109.5
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	2.8	0.7	2.9	1.3
Diluted weighted average shares outstanding	113.3	110.3	113.2	110.8
Earnings per share – diluted:
Income (loss) from continuing operations	$0.27	$0.33	$1.19	$0.38
Income (loss) from discontinued operations–net of tax	—	—	0.02	0.05
Gain on disposition of discontinued operations–net of tax	—	—	0.02	—
Net income (loss) attributable to Terex Corporation	$0.27	$0.33	$1.23	$0.43

The following table provides information to reconcile amounts reported on the Condensed Consolidated Statement of Comprehensive Income to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions):
Noncontrolling Interest Attributable to Common Stockholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income (loss) from continuing operations	$28.3	$33.1	$130.4	$37.5
Noncontrolling interest attributed to (income) loss from continuing operations	1.9	3.8	3.9	5.3
Income (loss) from continuing operations attributable to common stockholders	$30.2	$36.9	$134.3	$42.8

Weighted average options to purchase 0.2 million of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during each of the three and nine months ended September 30, 2012 and 2011, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 0.3 million shares were outstanding during the three and nine months ended September 30, 2012, respectively, and weighted average restricted stock awards of 0.2 million were outstanding during the three and nine months ended September 30, 2011, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance. ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

The 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”) described in Note L – “Long-Term Obligations” are dilutive to the extent the volume-weighted average price of the Common Stock for the period evaluated was greater than $16.25 per share and earnings from continuing operations were positive. The volume-weighted average price of the Common Stock was greater than $16.25 per share for the three and nine months ended September 30, 2012. The number of shares that were contingently issuable for the 4% Convertible Notes during each of the three and nine months ended September 30, 2012 was 2.2 million. The volume-weighted average price of the common stock was not greater than $16.25 per share for the three and nine months ended September 30, 2011, and therefore no shares were contingently issuable during such period.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	September 30, 2012	December 31, 2011
Finished equipment	$488.1	$465.2
Replacement parts	215.2	217.7
Work-in-process	514.8	508.7
Raw materials and supplies	542.8	566.5
Inventories	$1,760.9	$1,758.1

Reserves for lower of cost or market value, excess and obsolete inventory were $131.1 million and $120.1 million at September 30, 2012 and December 31, 2011, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	September 30, 2012	December 31, 2011
Property	$121.1	$123.3
Plant	395.2	426.4
Equipment	707.0	690.4
Property, plant and equipment – gross	1,223.3	1,240.1
Less: Accumulated depreciation	(417.4)	(404.6)
Property, plant and equipment – net	$805.9	$835.5

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

Net Assets Acquired
The Company has applied purchase accounting to Demag Cranes AG and the results of operations are included in the Company’s consolidated financial statements following the acquisition date. The application of purchase accounting under ASC 805 requires the recognition and measurement of the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The net assets and liabilities of Demag Cranes AG were recorded at their estimated fair value using Level 3 inputs. The noncontrolling interest was recorded at fair value using Level 1 inputs. See Note A – “Basis of Presentation,” for an explanation of Level 1 and 3 inputs. In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans, and appropriate discount and growth rates. The estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the date of this filing to estimate the fair value of assets acquired and liabilities assumed. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The Company finalized the valuation and completed the purchase price adjustments during the period ended September 30, 2012.

During the period ended September 30, 2012, the Company made an election, for U.S. tax purposes, to characterize most aspects of the Demag Cranes AG acquisition as a purchase of assets, rather than as a purchase of shares of Demag Cranes AG. As a result of this election, a net $38.4 million U.S. deferred tax liability related to the investment basis difference was no longer required. Since the deferred tax liability was recorded in purchase accounting as an increase to goodwill, its elimination was recorded as a reduction to goodwill. In addition, during the period ended September 30, 2012, additional measurement period adjustments of $9.8 million related principally to uncertain tax position amounts and deferred tax liabilities for the investment basis differences in certain Demag Cranes AG subsidiaries were recorded as an increase to goodwill. The total measurement period adjustment in the period ended September 30, 2012 to MHPS goodwill for tax-related purchase accounting items was a decrease of $28.6 million and the Demag Cranes AG acquisition date balance sheet (shown below) and the December 31, 2011 Condensed Consolidated Balance Sheet have been adjusted to reflect such decrease.

The fair value of the noncontrolling interest in Demag Cranes AG at the acquisition date was $253.0 million. The valuation techniques and significant inputs used to measure the fair value of the noncontrolling interest was quoted market prices.

The following table summarizes the estimated fair values of the Demag Cranes AG assets acquired and liabilities assumed and related deferred income taxes as of acquisition date (in millions).

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

Goodwill of $821.5 million, resulting from the acquisition of a majority interest in Demag Cranes AG was assigned to the newly created MHPS segment. Goodwill consists of intangible assets that do not qualify for separate recognition which includes assembled workforce. As part of the final valuation of the acquisition, the Company determined which entities and to what extent the benefit of the acquisition applies and, as required by U.S. GAAP, recorded the appropriate intangibles and goodwill to each entity. With the exception of tax deductible goodwill existing prior to the acquisition, the purchased intangibles and goodwill are not deductible for tax purposes. However, purchase accounting allows for the establishment of deferred tax liabilities on purchased intangibles (other than goodwill) that will be recognized as a tax benefit on the Company’s future Consolidated Statements of Comprehensive Income in proportion to and over the amortization period of each related intangible asset.

Demag Cranes AG maintained change-in-control provisions with certain management board members that allowed for enhanced severance and benefit payments. Included in the assets acquired and liabilities assumed above are severance accruals of approximately $4.1 million. These severance payments are expected to be completed in 2013.

Unaudited Pro Forma Information

The Company’s consolidated Net sales and Net (loss) income attributable to Terex Corporation from August 16, 2011 through September 30, 2011 includes $256.0 million and $35.4 million, respectively, related to the Demag Cranes AG business.

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

	Three Months Ended	Nine Months Ended
(in millions, except per share data)	September 30	September 30
	2011	2011
Net sales	$1,910.1	$5,336.5
Net (loss) income attributable to Terex Corporation	$(49.3)	$(64.3)
Basic earnings (loss) per share attributable to Terex Corporation common stockholders	$(0.45)	$(0.59)
Diluted earnings (loss) per share attributable to Terex Corporation common stockholders	$(0.45)	$(0.59)

The fiscal year-ends for the Company and Demag Cranes AG were different. Demag Cranes AG fiscal year end was September 30. The information presented is for the three and nine month periods for the respective company’s fiscal years. The results of Demag Cranes AG for the three and nine month periods ended June 30, 2011 were used in these computations.

Other 2011 Acquisitions

In May 2011, the Company completed a small acquisition in the MP segment that had an aggregate purchase price of less than $5 million. In October 2011, the Company completed a small acquisition in the AWP segment that had an aggregate purchase price of less than $25 million. These acquisitions did not have a material impact on the Company’s financial results.

NOTE I – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	Construction	Cranes	MHPS	MP	Total
Balance at December 31, 2011, gross (1)	$154.7	$438.8	$185.5	$760.7	$198.0	$1,737.7
Accumulated impairment	(42.8)	(438.8)	—	—	(23.2)	(504.8)
Balance at December 31, 2011, net	111.9	—	185.5	760.7	174.8	1,232.9
Acquisitions	(0.2)	—	15.1	6.3	—	21.2
Change in control of joint venture (2)	—	—	(4.6)	—	—	(4.6)
Foreign exchange effect and other	(0.2)	—	(1.5)	(23.9)	5.8	(19.8)
Balance at September 30, 2012, gross	154.3	438.8	194.5	743.1	203.8	1,734.5
Accumulated impairment	(42.8)	(438.8)	—	—	(23.2)	(504.8)
Balance at September 30, 2012, net	$111.5	$—	$194.5	$743.1	$180.6	$1,229.7

(1)	Includes a 20.5 million reclassification of goodwill from Cranes to MHPS related to segment realignment. See Note A – “Basis of Presentation.”

(2)	On March 1, 2012 the Company reduced its interest in a joint venture and, as a result, deconsolidated the business from its condensed consolidated financial statements.

The Company recorded measurement period adjustments to the acquisition balance sheet of Demag Cranes AG, which have been retrospectively adjusted in the December 31, 2011 Condensed Consolidated Balance Sheet. See Note H – “Acquisitions,” for more information on these purchase accounting adjustments.

Intangible assets, net were comprised of the following as of September 30, 2012 and December 31, 2011 (in millions):

		September 30, 2012			December 31, 2011
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	8	$85.6	$32.8	$52.8	$80.6	$28.4	$52.2
Customer Relationships	15	349.7	71.9	277.8	365.8	56.0	309.8
Land Use Rights	50	17.0	1.0	16.0	25.9	3.5	22.4
Other	7	51.0	36.3	14.7	51.8	33.5	18.3
Total definite-lived intangible assets		$503.3	$142.0	$361.3	$524.1	$121.4	$402.7

Indefinite-lived intangible assets:
Tradenames		$115.7			$116.8
Total indefinite-lived intangible assets		$115.7			$116.8

	Three Months Ended		Nine Months Ended
(in millions)	2012	2011	2012	2011
Aggregate Amortization Expense	$10.3	$8.0	$32.0	$17.2

Estimated aggregate intangible asset amortization expense (in millions) for the next five years is as follows:

2012	$43.9
2013	$38.0
2014	$36.6
2015	$36.2
2016	$35.8

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

In November 2007, the Company entered into an interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment.  At September 30, 2012, the Company had $400.0 million notional amount of this interest rate swap agreement outstanding, which matures in 2017.  The fair market value of this swap at September 30, 2012 and December 31, 2011 was a gain of $28.7 million and $33.4 million, respectively, which is recorded in Other assets. In October 2012, the Company received notice of its counterparty’s intent to call the interest swap agreement. Upon settlement, the Company will account for this termination based on the amount received for the interest rate swap agreement.

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

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At September 30, 2012, the Company had $650.5 million notional amount of currency exchange forward contracts outstanding, most of which mature on or before September 30, 2013.  The fair market value of these contracts at September 30, 2012 was a net loss of $1.3 million.  At September 30, 2012, $515.4 million notional amount ($0.1 million of fair value gains) of these forward contracts have been designated as, and are effective as, cash flow hedges of forecasted and specifically identified transactions.  During 2012 and 2011, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

The Company records the interest rate swap and foreign exchange contracts at fair value on a recurring basis.  The interest rate swap is categorized under Level 2 of the ASC 820 hierarchy and is recorded at September 30, 2012 and December 31, 2011 as an asset of $28.7 million and $33.4 million, respectively.  The foreign exchange contracts designated as hedging instruments are categorized under Level 1 of the ASC 820 hierarchy and are recorded at September 30, 2012 and December 31, 2011 as a net liability of $1.3 million and $5.9 million, respectively.  See Note A – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. The fair values of these foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date. The fair value of the interest rate swap agreement is based on LIBOR yield curves at the reporting date.  The fair values of these contracts are based on the contract rate specified at the anticipated contracts’ settlement date and quoted forward foreign exchange prices at the reporting date.

The Company had entered into a stockholders agreement with Bucyrus that contained certain restrictions, including providing for Terex’s commitment that it would not directly or indirectly sell or otherwise transfer its economic interest in the shares of Bucyrus stock received by it for a period of one year, subject to certain exceptions. As a result, in order to partially mitigate the risks associated with the shares of Bucyrus stock, the Company entered into derivative contracts using a basket of stocks whose prices had historically been highly correlated with the Bucyrus stock price.  During March 2010, the Company paid premiums of approximately $21 million to enter into derivative trades to mitigate the risk of approximately 95% of the notional value of the Bucyrus stock based on historic prices.  The one year lock-up contained in the stockholders agreement expired on February 19, 2011.  All of the derivative contracts purchased by the Company expired unexercised during the nine months ended September 30, 2011. The Company recognized $0.3 million loss in Other income (expense) – net on the Condensed Consolidated Statement of Comprehensive Income related to these derivative contracts for the nine months ended September 30, 2011.

The Company entered into contingent participating forward foreign currency contracts to purchase up to €450 million during the second quarter of 2011 in connection with the acquisition of Demag Cranes AG to hedge against its exposure to changes in the exchange rate for the Euro, as the acquisition purchase price was payable in Euros. Such contracts were not designated as hedging instruments. The contingent participating forward foreign currency contracts were settled in the three months ended September 30, 2011 resulting in a loss of $16.1 million recorded in Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income.

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

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	September 30, 2012	December 31, 2011
Foreign exchange contracts	Other current assets	$7.8	$7.1
Interest rate contract	Other assets	28.7	33.4
Total asset derivatives		$36.5	$40.5
Liability Derivatives
Foreign exchange contracts	Other current liabilities	$9.1	$13.0
Interest rate contract	Long-term debt, less current portion	28.7	33.4
Total liability derivatives		$37.8	$46.4
Total Derivatives		$(1.3)	$(5.9)

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	September 30, 2012	December 31, 2011
Foreign exchange contracts	Other current assets	$0.6	$0.7
Total asset derivatives		$0.6	$0.7
Liability Derivatives
Foreign exchange contracts	Other current liabilities	$0.2	$—
Total liability derivatives		$0.2	$—
Total Derivatives		$0.4	$0.7

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income and Accumulated other comprehensive income (“OCI”) (in millions):

Gain (Loss) Recognized on Derivatives in Income:		Three Months Ended September 30,		Nine Months Ended September 30,
Fair Value Derivatives	Location	2012	2011	2012	2011
Interest rate contract	Interest expense	$4.7	$4.8	$14.0	$14.6
Gain (Loss) Recognized on Derivatives in OCI:		Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Derivatives		2012	2011	2012	2011
Foreign exchange contracts		$1.5	$(6.1)	$3.3	$(1.4)
(Loss) Gain Reclassified from OCI into Income (Effective):		Three Months Ended September 30,		Nine Months Ended September 30,
Account		2012	2011	2012	2011
Cost of goods sold		$(1.8)	$(1.6)	$(4.7)	$(5.0)
Other income (expense) – net		(1.9)	(0.3)	(6.0)	0.7
Total		$(3.7)	$(1.9)	$(10.7)	$(4.3)
Gain (Loss) Recognized on Derivatives (Ineffective) in Income:		Three Months Ended September 30,		Nine Months Ended September 30,
Account		2012	2011	2012	2011
Other income (expense) – net		$2.6	$(0.2)	$4.9	$0.3

The following table provides the effect of derivative instruments that are not designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (in millions):

Gain (Loss) Recognized on Derivatives not designated as hedges in Income:	Three Months Ended September 30,		Nine Months Ended September 30,
Account	2012	2011	2012	2011
Cost of good sold	$0.6	$(0.3)	$(1.4)	$(0.3)
Other income (expense) – net	—	(15.5)	—	(16.4)
Total	$0.6	$(15.8)	$(1.4)	$(16.7)

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

Unrealized net gains (losses), net of tax, included in OCI are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$(1.8)	$2.6	$(3.6)	$(2.1)
Additional gains (losses) – net	(0.4)	(6.3)	(2.7)	(0.6)
Amounts reclassified to earnings	1.9	0.3	6.0	(0.7)
Balance at end of period	$(0.3)	$(3.4)	$(0.3)	$(3.4)

The estimated amount of existing losses for derivative contracts recorded in OCI as of September 30, 2012 that are expected to be reclassified into earnings in the next twelve months is $0.3 million.

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

The Company established a restructuring program within the MP segment to realize cost synergies and support its joint brand strategy by consolidating certain of its crushing equipment manufacturing businesses.  This program resulted in the relocation of its Pegson operations in Coalville, England to Omagh, Northern Ireland. The global design center for crushing equipment and certain component manufacturing was retained at Coalville.  The program was completed in 2011. The Company has subsequently revised its plans for this site and intends to invest in its design and engineering team and re-implement manufacturing based at this location. The Coalville facility will become the MP center for research and development, with responsibility for providing new and innovative products. As a result of these revised plans, $2.4 million of restructuring reserve was reversed in the nine months ended September 30, 2012.

During the second quarter of 2011, the Company established restructuring programs within the MHPS segment to optimize facility utilization and consolidate certain manufacturing operations. These programs are expected to cost $25.6 million and result in the reduction of approximately 206 team members. This program is expected to be completed in 2012, except for certain benefits mandated by governmental agencies.

During the third quarter of 2011, the Company reorganized certain areas within the Construction segment to enhance operational efficiency. The cost of these activities was $1.4 million and resulted in the reduction of 5 team members. This program was completed in 2012.

During the third quarter of 2011, certain areas of the MHPS segment were reorganized to better utilize the Company’s workforce. The cost related to these activities was $0.9 million and resulted in the reduction of approximately 6 team members. This program was completed in 2012.

During the second quarter of 2012, the Company closed a parts distribution center in its Construction segment. The expected cost of this activity is $0.3 million and resulted in the reduction of approximately 9 team members. This program is expected to be completed in 2012.

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the nine months ended September 30, 2012, the cumulative amount of expenses incurred since inception of the programs from 2009 through 2012 and the total amount expected to be incurred (in millions):

	Amount incurred during the nine months ended September 30, 2012	Cumulative amount incurred through September 30, 2012	Total amount expected to be incurred
AWP	$—	$23.7	$23.7
Construction	0.2	39.0	39.1
Cranes	(0.1)	5.7	5.7
MHPS	(1.2)	35.2	35.3
MP	(2.1)	11.5	11.5
Corporate and Other	—	6.2	6.2
Total	$(3.2)	$121.3	$121.5

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the nine months ended September 30, 2012, the cumulative amount of expenses incurred since inception and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred in the nine months ended September 30, 2012	$(3.3)	$(1.1)	$1.2	$(3.2)
Cumulative amount incurred through September 30, 2012	$88.9	$16.5	$15.9	$121.3
Total amount expected to be incurred	$89.0	$16.9	$15.6	$121.5

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the nine months ended September 30, 2012 (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Restructuring reserve at December 31, 2011	$20.0	$1.2	$(0.4)	$20.8
Restructuring charges	(3.4)	(2.2)	0.6	(5.0)
Cash expenditures	(7.3)	(0.1)	0.1	(7.3)
Restructuring reserve at September 30, 2012	$9.3	$(1.1)	$0.3	$8.5

During the nine months ended September 30, 2012, there were $0.8 million restructuring charges included in costs of goods sold (“COGS”). During the nine months ended September 30, 2011, $15.2 million of restructuring charges were included in COGS. During the nine months ended September 30, 2012, a credit of $4.0 million for adjustments to restructuring charges were included in selling, general and administrative (“SG&A”) costs. There were $8.9 million restructuring charges included in SG&A costs for the nine months ended September 30, 2011.

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

The 2011 Credit Agreement provided the Company with a $460.1 million term loan and a €200.0 million term loan. The proceeds of the term loans were used, along with other cash, to pay for the shares of Demag Cranes AG and related fees and expenses. The term loans are scheduled to mature on April 28, 2017.

In addition, the 2011 Credit Agreement provides the Company with a revolving line of credit of up to $500 million. The revolving line of credit consists of $250 million of available domestic revolving loans and $250 million of available multicurrency revolving loans. The revolving lines of credit are scheduled to mature on April 29, 2016.

On October 12, 2012, the Company and its lenders entered into an amendment of the 2011 Credit Agreement (the “Amendment”). As a result of the Amendment, the Company reduced the interest rates on its U.S. Dollar and Euro denominated term loans. Additionally, the Amendment also provided greater flexibility for the Company (i) for complying with its financial covenants, (ii) in issuing additional debt under the credit agreement and (iii) in the Company's covenant baskets for additional letter of credit facilities, maximum letter of credit exposure, acquired debt, foreign subsidiary debt, general debt, restricted payments, receivables transactions and prepayment of other debt.

The 2011 Credit Agreement allows unlimited incremental commitments, which may be extended at the option of the lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both as long as the Company satisfies a secured debt financial ratio contained in the credit facilities. Prior to the Amendment, incremental commitments were limited to $250 million, of which no more than $100 million could be term loans.

The 2011 Credit Agreement requires the Company to comply with a number of covenants. These covenants require the Company to meet certain financial tests. The minimum required levels of the interest coverage ratio, as defined in the 2011 Credit Agreement, shall be 2.5 to 1.00. The maximum permitted levels of the senior secured leverage ratio, as defined in the 2011 Credit Agreement, shall be 2.5 to 1.00 (prior to the Amendment this was 2.25 to 1.00).

The covenants also limit, in certain circumstances, the Company’s ability to take a variety of actions, including: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its Common Stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. The 2011 Credit Agreement also contains customary default provisions. The Company’s future compliance with its financial covenants under the 2011 Credit Agreement will depend on its ability to generate earnings and manage its assets effectively. The 2011 Credit Agreement also has various non-financial covenants, both requiring the Company to refrain from taking certain future actions (as described above) and requiring the Company to take certain actions, such as keeping in good standing its corporate existence, maintaining insurance, and providing its bank lending group with financial information on a timely basis.

As of September 30, 2012 and December 31, 2011, the Company had $704.4 million and $710.8 million in U.S. dollar and Euro denominated term loans outstanding under the 2011 Credit Agreement. The Company had no revolving credit amounts outstanding as of September 30, 2012 or December 31, 2011.

The 2011 Credit Agreement incorporates facilities for issuance of letters of credit up to $300 million (prior to the Amendment, this was $250 million).  Letters of credit issued under the 2011 Credit Agreement letter of credit facility decrease availability under the $500 million revolving line of credit.  As of September 30, 2012 and December 31, 2011, the Company had letters of credit issued under the 2011 Credit Agreement that totaled $59.6 million and $61.8 million, respectively.  The 2011 Credit Agreement also permits the Company to have additional letter of credit facilities up to $200 million (prior to the Amendment, this was $100 million), and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit.  As of September 30, 2012 and December 31, 2011, the Company had letters of credit issued under the additional letter of credit facilities of the 2011 Credit Agreement that totaled $1.1 million and $1.0 million, respectively.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2011 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $278.7 million and $114.6 million as of September 30, 2012 and December 31, 2011, respectively.

In total, as of September 30, 2012 and December 31, 2011, the Company had letters of credit outstanding of $339.4 million and $289.3 million, respectively. Letters of credit outstanding at December 31, 2011 included $111.9 million outstanding under the Demag Cranes AG credit agreement which was terminated on May 21, 2012.

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

Demag Cranes AG Credit Agreement

Following the effectiveness of the DPLA, the lenders under the Demag Cranes AG Credit Agreement exercised their option to terminate the agreement. Demag Cranes AG repaid all €135 million debt outstanding on May 11, 2012 and provided bank guarantees or cash collateral to support any letters of credit outstanding under the facility by May 21, 2012. The facility was terminated on May 21, 2012.

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

On September 28, 2012, the Company repaid the outstanding $299.9 million principal amount of its 10-7/8% Notes. The total cash paid to redeem the 10-7/8% Notes was $347.3 million which included a make whole call premium of 12.265%, totaling $36.8 million plus accrued and unpaid interest of $10.6 million at the redemption date.

The Company recorded a loss on early extinguishment of debt of $42.9 million in the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2012, which includes (a) cash payments of $36.8 million for call premiums associated with the repayment of $299.9 million of outstanding debt and (b) $6.1 million of non-cash charges for accelerated amortization of debt acquisition costs related to the redemption of the 10-7/8% notes, and original issue discount, which all flow into the calculation of net income. In preparing the Condensed Consolidated Statement of Cash Flows, the non-cash item (b) was added to net income to reflect cash flow appropriately.

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

The Company, as issuer of the 4% Convertible Notes, must separately account for the liability and equity components of the 4% Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods.  The Company allocated $54.3 million of the $172.5 million principal amount of the 4% Convertible Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through June 2015.  The Company recorded a related deferred tax liability of $19.4 million on the equity component.  The balance of the 4% Convertible Notes was $107.5 million at September 30, 2012.  The Company recognized interest expense of $11.2 million on the 4% Convertible Notes for the nine months ended September 30, 2012.  The interest expense recognized for the 4% Convertible Notes will increase as the discount is amortized using the effective interest method, which accretes the debt balance over its term to $128.8 million at maturity.  Interest expense on the 4% Convertible Notes throughout its term includes 4% annually of cash interest on the maturity balance of $128.8 million plus non-cash interest expense accreted to the debt balance as described.

In the third quarter of 2012, the Company purchased approximately 25% of the principal amount outstanding of its 4% Convertible Notes due 2015 for approximately $64 million, including $0.3 million of accrued interest. These purchases reduced the balance of the 4% Convertible Notes outstanding by $36.1 million and reduced equity by $21.3 million. The Company recorded a loss on early retirement of debt in the Condensed Consolidated Statement of Comprehensive Income of $6.5 million for the three and nine months ended September 30, 2012, which includes (a) cash payments of $5.9 million for debt principal over book value and (b) $0.6 million for non-cash charges for accelerated amortization of debt issuance costs.

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

The $7.7 million Loss on early extinguishment of debt in the Condensed Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2011 includes (a) cash payments of $3.6 million for call premiums associated with the repayment of $297.6 million of outstanding debt and (b) $4.1 million of non-cash charges for accelerated amortization of debt acquisition costs related to the redemption of the 7-3/8% notes and termination of the 2006 Credit Agreement, original issue discount and loss on a terminated swap associated with the outstanding debt, which all flow into the calculation of Net income. In preparing the Condensed Consolidated Statement of Cash Flows, the non-cash item (b) was added to Net income to reflect cash flow appropriately.

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet  (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of September 30, 2012, as follows (in millions, except for quotes):

	Book Value	Quote	FV
8% Notes	$800.0	$1.04375	$835
4% Convertible Notes (net of discount)	$107.5	$1.58250	$170
6-1/2% Notes	$300.0	$1.05000	$315
2011 Credit Agreement Term Loan (net of discount) – USD	$451.8	$1.00000	$452
2011 Credit Agreement Term Loan (net of discount) – EUR	$252.6	$0.99000	$250

The fair value of debt reported in the table above is based on price quotations on the debt instrument in an active market and therefore categorized under Level 1 of the ASC 820 hierarchy. See Note A – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. The Company believes that the carrying value of its other borrowings approximates fair market value based on maturities for debt of similar terms. The fair value of these other borrowings are categorized under Level 2 of the ASC 820 hierarchy.

NOTE M – RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans – As of September 30, 2012, the Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”).  Participation in the Terex Plan for all employees has been frozen. Participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only. The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company’s policy generally to fund the Terex Plan based on the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds.

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

During July 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP 21”) was enacted in the U.S. MAP 21 provides short-term relief of minimum contribution requirements by increasing the interest rates used to value pension liabilities beginning January 1, 2012 and increases the premiums due to the PBGC beginning in 2013 through 2015. As a result of the enactment of MAP 21, and existing funding commitments, there are no minimum contribution requirements for the 2012 plan year.

Other Postemployment Benefits

The Company has several non-pension post-retirement benefit programs. The Company provides postemployment health and life insurance benefits to certain former salaried and hourly employees. The health care programs are contributory, with participants’ contributions adjusted annually, and the life insurance plan is noncontributory.

Information regarding the Company’s U.S. plans, including the SERP, was as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Components of net periodic cost:
Service cost	$0.3	$0.5	$0.9	$1.6
Interest cost	1.8	2.1	5.4	6.1
Expected return on plan assets	(2.2)	(2.1)	(6.6)	(6.2)
Amortization of prior service cost	—	—	0.1	0.1
Amortization of actuarial loss	1.3	0.8	3.8	2.5
Net periodic cost	$1.2	$1.3	$3.6	$4.1

	Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Components of net periodic cost:
Interest cost	$0.1	$0.1	$0.3	$0.3
Amortization of actuarial loss	—	—	0.1	—
Net periodic cost	$0.1	$0.1	$0.4	$0.3

The Company plans to contribute approximately $8 million to its U.S. defined benefit pension and post-retirement plans for the year ending December 31, 2012.  During the nine months ended September 30, 2012, the Company contributed $7.7 million to its U.S. defined benefit pension plans and post-retirement plans.

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

Information regarding the Company’s non-U.S. plans was as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Components of net periodic cost:
Service cost	$1.5	$0.9	$4.8	$2.7
Interest cost	4.1	3.4	12.4	7.9
Expected return on plan assets	(1.7)	(1.4)	(5.0)	(4.2)
Employee contributions	(0.1)	—	(0.3)	—
Amortization of actuarial loss	0.2	0.1	0.6	0.3
Net periodic cost	$4.0	$3.0	$12.5	$6.7

The Company plans to contribute approximately $19 million to its non-U.S. defined benefit pension plans for the year ending December 31, 2012.  During the nine months ended September 30, 2012, the Company contributed $14.5 million to its non-U.S. defined benefit pension plans.

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

The Company’s outstanding letters of credit totaled $339.4 million at September 30, 2012.  The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet as well as collateral guaranteeing the Company’s performance under contracts.

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

As of September 30, 2012 and December 31, 2011, the Company’s maximum exposure to such credit guarantees was $72.1 million and $126.4 million, respectively, including total guarantees issued by Terex Demag GmbH, part of the Cranes segment, of $48.3 million and $60.4 million, respectively; and Genie Holdings, Inc. and its affiliates (“Genie”), part of the AWP segment, of $9.5 million and $18.0 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  The maximum exposure for residual value guarantees issued by the Company totaled $5.4 million and $13.5 million as of September 30, 2012 and December 31, 2011, respectively.  The Company is generally able to mitigate some of the risk associated with these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of September 30, 2012 and December 31, 2011, the Company’s maximum exposure pursuant to buyback guarantees was $82.4 million and $103.4 million, respectively, including total guarantees issued by Genie of $30.1 million and $45.4 million, respectively, and guarantees issued by entities in the MHPS segment of $47.9 million and $54.5 million, respectively. The Company is generally able to mitigate some of the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $7 million and $12 million as of September 30, 2012 and December 31, 2011, respectively, for the estimated fair value of all guarantees provided.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$28.3	$33.1	$135.2	$42.8
Other comprehensive income (loss):
Pension liability adjustment	(0.7)	1.1	2.2	1.8
Translation adjustment	43.0	(170.1)	10.3	(47.9)
Equity security adjustment	(0.4)	(52.8)	1.0	(101.0)
Derivative hedging adjustment	1.6	(6.1)	3.4	(1.3)
Comprehensive income (loss)	71.8	(194.8)	152.1	(105.6)
Comprehensive loss (income) attributable to noncontrolling interest	1.9	2.1	3.9	3.6
Comprehensive income (loss) attributable to Terex Corporation	$73.7	$(192.7)	$156.0	$(102.0)

During the nine months ended September 30, 2012, the Company granted 1.5 million shares of restricted stock to its employees with a weighted average grant date fair value of $25.82 per share.  Approximately 69% of these restricted stock awards vest ratably over a three-year period and approximately 31% cliff vest at the end of a three-year period.  Approximately 15% of the shares granted are based on performance targets containing a market condition.  The Company used the Monte Carlo method to determine grant date fair values of $32.58 and $29.50 per share for the awards with a market condition granted on February 29, 2012 and March 27, 2012, respectively.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

	Grant date
	February 29, 2012	March 27, 2012
Dividend yields	—%	—%
Expected volatility	59.15%	56.83%
Risk free interest rate	0.41%	0.47%
Expected life (in years)	2.84	2.76

During the nine months ended September 30, 2012, the Company issued 58 thousand shares of its outstanding Common Stock which were contributed into a deferred compensation plan under a Rabbi Trust.
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
The following is a summary of redeemable noncontrolling interest as of September 30, 2012 (in millions):

Balance at January 1, 2012	$—
Reclassification from noncontrolling interest (as of April 18, 2012)	247.5
Adjustment for maximum redemption value	12.5
Redemptions	(3.3)
Accrued guaranteed payment obligation	7.2
Foreign currency translation	(27.0)
Balance at September 30, 2012	$236.9
This obligation approximates the cost if all remaining shares were purchased by the Company on September 30, 2012 and is presented in the Condensed Consolidated Balance Sheet in Redeemable Noncontrolling Interest, which is considered temporary equity.

NOTE P – CONSOLIDATING FINANCIAL STATEMENTS

On January 18, 2011, the Company repaid the outstanding $297.6 million principal amount outstanding of its 7-3/8% Notes and on September 28, 2012, the Company repaid the outstanding $299.9 million principal amount of its 10-7/8% Notes (see Note L – “Long-Term Obligations”).  As a result of the Company’s redemption of the 7-3/8% Notes, the 4% Convertible Notes, the 8% Notes and the 6-1/2% Notes, were jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): A.S.V., Inc., CMI Terex Corporation, Fantuzzi Noell USA, Inc., Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., GFS National, Inc., Loegering Mfg. Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Schaeff Incorporated, Schaeff of North America, Inc., Terex Advance Mixer, Inc., Terex Aerials, Inc., Terex Financial Services, Inc., Terex South Dakota, Inc., Terex USA, LLC, Terex Utilities, Inc. and Terex Washington, Inc.  Wholly-owned Guarantors are 100% owned by the Company. All of the guarantees are full and unconditional.  The guarantees of the Wholly-owned Guarantors are subject to release in limited circumstances only upon the occurrence of certain customary conditions. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 4% Convertible Notes, 8% Notes and 6-1/2% Notes.

The following summarized condensed consolidating financial information for the Company segregates the financial information of Terex Corporation, the Wholly-owned Guarantors and the non-guarantor subsidiaries.  The results and financial position of businesses acquired are included from the dates of their respective acquisitions.

Terex Corporation consists of parent company operations and non-guarantor subsidiaries directly owned by the parent company.  Subsidiaries of the parent company are reported on the equity basis.  Wholly-owned Guarantors combine the operations of the Wholly-owned Guarantor subsidiaries.  Subsidiaries of Wholly-owned Guarantors that are not themselves guarantors are reported on the equity basis.  Non-guarantor subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the obligations of Terex Corporation under the 4% Convertible Notes, 8% Notes and 6-1/2% Notes.  Debt and goodwill allocated to subsidiaries are presented on a “push-down” accounting basis.

The measurement period adjustments discussed in Note H – “Acquisitions” are reflected in the December 31, 2011 Condensed Consolidating Balance Sheet presented below.

The Company revised its Condensed Consolidating Financial Statements to correct the presentation of intercompany activities between the Company, the Wholly-owned Guarantors and the non-guarantor subsidiaries for investments, loans, capital contributions and repayments. There were no changes to any of the Company’s Condensed Consolidated Financial Statements. The impact of these revisions are shown in Note P – “Consolidating Financial Statements” to our unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2012
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$51.9	$663.7	$1,301.6	$(195.2)	$1,822.0
Cost of goods sold	(45.8)	(548.5)	(1,044.3)	195.2	(1,443.4)
Gross profit	6.1	115.2	257.3	—	378.6
Selling, general and administrative expenses	(3.2)	(52.3)	(191.2)	—	(246.7)
Income (loss) from operations	2.9	62.9	66.1	—	131.9
Interest income	57.4	66.6	1.9	(124.6)	1.3
Interest expense	(95.1)	(28.4)	(43.7)	124.6	(42.6)
Loss on early extinguishment of debt	(49.4)	—	(0.5)	—	(49.9)
Income (loss) from subsidiaries	96.7	2.1	(0.5)	(98.3)	—
Other income (expense) – net	0.4	(0.4)	(3.6)	—	(3.6)
Income (loss) from continuing operations before income taxes	12.9	102.8	19.7	(98.3)	37.1
(Provision for) benefit from income taxes	17.3	3.8	(29.9)	—	(8.8)
Income (loss) from continuing operations	30.2	106.6	(10.2)	(98.3)	28.3
Income (loss) from discontinued operations – net of tax	—	—	—	—	—
Gain (loss) on disposition of discontinued operations – net of tax	—	—	—	—	—
Net income (loss)	30.2	106.6	(10.2)	(98.3)	28.3
Net loss attributable to noncontrolling interest	—	—	1.9	—	1.9
Net income (loss) attributable to Terex Corporation	$30.2	$106.6	$(8.3)	$(98.3)	$30.2

Comprehensive income (loss), net of tax	$73.7	$107.4	$2.4	$(111.7)	$71.8
Comprehensive loss (income) attributable to noncontrolling interest	$—	$—	$1.9	$—	$1.9
Comprehensive income (loss) attributable to Terex Corporation	$73.7	$107.4	$4.3	$(111.7)	$73.7

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2012
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$215.8	$2,091.3	$4,023.3	$(677.5)	$5,652.9
Cost of goods sold	(193.4)	(1,749.1)	(3,249.9)	677.5	(4,514.9)
Gross profit	22.4	342.2	773.4	—	1,138.0
Selling, general and administrative expenses	(16.0)	(154.1)	(597.2)	—	(767.3)
Income (loss) from operations	6.4	188.1	176.2	—	370.7
Interest income	163.4	187.6	8.1	(352.7)	6.4
Interest expense	(270.5)	(77.5)	(134.7)	352.7	(130.0)
Loss on early extinguishment of debt	(49.4)	—	(2.9)	—	(52.3)
Income (loss) from subsidiaries	225.5	(5.7)	(0.5)	(219.3)	—
Other income (expense) – net	16.9	(3.6)	(16.0)	—	(2.7)
Income (loss) from continuing operations before income taxes	92.3	288.9	30.2	(219.3)	192.1
(Provision for) benefit from income taxes	46.8	(56.4)	(52.1)	—	(61.7)
Income (loss) from continuing operations	139.1	232.5	(21.9)	(219.3)	130.4
Income (loss) from discontinued operations – net of tax	—	—	2.5	—	2.5
Gain (loss) on disposition of discontinued operations – net of tax	—	—	2.3	—	2.3
Net income (loss)	139.1	232.5	(17.1)	(219.3)	135.2
Net loss attributable to noncontrolling interest	—	—	3.9	—	3.9
Net income (loss) attributable to Terex Corporation	$139.1	$232.5	$(13.2)	$(219.3)	$139.1

Comprehensive income (loss), net of tax	$156.0	$233.4	$(29.8)	$(207.5)	$152.1
Comprehensive loss (income) attributable to noncontrolling interest	—	—	3.9	—	3.9
Comprehensive income (loss) attributable to Terex Corporation	$156.0	$233.4	$(25.9)	$(207.5)	$156.0

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2011
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$88.4	$580.2	$1,330.5	$(195.5)	$1,803.6
Cost of goods sold	(80.1)	(515.2)	(1,128.2)	195.5	(1,528.0)
Gross profit	8.3	65.0	202.3	—	275.6
Selling, general and administrative expenses	5.3	(58.1)	(170.2)	—	(223.0)
Income (loss) from operations	13.6	6.9	32.1	—	52.6
Interest income	42.2	49.9	3.8	(92.7)	3.2
Interest expense	(74.9)	(18.9)	(36.0)	92.7	(37.1)
Loss on early extinguishment of debt	(1.4)	—	—	—	(1.4)
Income (loss) from subsidiaries	14.2	(13.4)	—	(0.8)	—
Other income (expense) – net	57.6	3.0	(10.6)	—	50.0
Income (loss) from continuing operations before income taxes	51.3	27.5	(10.7)	(0.8)	67.3
(Provision for) benefit from income taxes	(14.4)	(13.2)	(6.6)	—	(34.2)
Income (loss) from continuing operations	36.9	14.3	(17.3)	(0.8)	33.1
Income (loss) from discontinued operations – net of tax	—	—	—	—	—
Gain (loss) on disposition of discontinued operations – net of tax	—	—	—	—	—
Net income (loss)	36.9	14.3	(17.3)	(0.8)	33.1
Net loss (income) attributable to noncontrolling interest	—	—	3.8	—	3.8
Net income (loss) attributable to Terex Corporation	$36.9	$14.3	$(13.5)	$(0.8)	$36.9

Comprehensive income (loss), net of tax	$(192.7)	$11.2	$(134.6)	$121.3	$(194.8)
Comprehensive loss (income) attributable to noncontrolling interest	—	—	2.1	—	2.1
Comprehensive income (loss) attributable to Terex Corporation	$(192.7)	$11.2	$(132.5)	$121.3	$(192.7)

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2011
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$263.0	$1,747.8	$3,112.5	$(575.3)	$4,548.0
Cost of goods sold	(235.4)	(1,544.7)	(2,685.5)	575.3	(3,890.3)
Gross profit	27.6	203.1	427.0	—	657.7
Selling, general and administrative expenses	(8.3)	(174.1)	(425.2)	—	(607.6)
Income (loss) from operations	19.3	29.0	1.8	—	50.1
Interest income	112.2	147.9	11.4	(263.2)	8.3
Interest expense	(224.7)	(53.9)	(77.8)	263.2	(93.2)
Loss on early extinguishment of debt	(7.7)	—	—	—	(7.7)
Income (loss) from subsidiaries	22.1	(7.2)	—	(14.9)	—
Other income (expense) – net	144.9	(4.1)	(4.3)	—	136.5
Income (loss) from continuing operations before income taxes	66.1	111.7	(68.9)	(14.9)	94.0
(Provision for) benefit from income taxes	(17.7)	(37.7)	(1.1)	—	(56.5)
Income (loss) from continuing operations	48.4	74.0	(70.0)	(14.9)	37.5
Income (loss) from discontinued operations – net of tax	—	—	5.8	—	5.8
Gain (loss) on disposition of discontinued operations – net of tax	(0.3)	—	(0.2)	—	(0.5)
Net income (loss)	48.1	74.0	(64.4)	(14.9)	42.8
Net loss (income) attributable to noncontrolling interest	—	—	5.3	—	5.3
Net income (loss) attributable to Terex Corporation	$48.1	$74.0	$(59.1)	$(14.9)	$48.1

Comprehensive income (loss), net of tax	$(102.0)	$108.0	$(81.4)	$(30.2)	$(105.6)
Comprehensive loss (income) attributable to noncontrolling interest	—	—	3.6	—	3.6
Comprehensive income (loss) attributable to Terex Corporation	$(102.0)	$108.0	$(77.8)	$(30.2)	$(102.0)

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2012
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$39.2	$1.5	$501.9	$—	$542.6
Trade receivables – net	35.3	257.9	880.9	—	1,174.1
Intercompany receivables	121.7	86.0	82.1	(289.8)	—
Inventories	53.9	375.1	1,331.9	—	1,760.9
Other current assets	94.1	39.8	183.7	—	317.6
Total current assets	344.2	760.3	2,980.5	(289.8)	3,795.2
Property, plant and equipment – net	69.1	108.8	628.0	—	805.9
Goodwill	—	149.6	1,080.1	—	1,229.7
Non-current intercompany receivables	1,260.4	1,507.4	38.8	(2,806.6)	—
Investment in and advances to (from) subsidiaries	3,245.6	204.2	58.8	(3,430.1)	78.5
Other assets	46.8	182.2	616.0	—	845.0
Total assets	$4,966.1	$2,912.5	$5,402.2	$(6,526.5)	$6,754.3
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$4.6	$0.1	$74.3	$—	$79.0
Trade accounts payable	10.0	185.4	543.5	—	738.9
Intercompany payables	19.3	69.5	201.0	(289.8)	—
Accruals and other current liabilities	91.5	127.8	722.6	—	941.9
Total current liabilities	125.4	382.8	1,541.4	(289.8)	1,759.8
Long-term debt, less current portion	1,231.6	1.8	751.4	—	1,984.8
Non-current intercompany payables	1,453.3	41.8	1,311.5	(2,806.6)	—
Retirement plans and other non-current liabilities	101.2	34.0	563.5	—	698.7
Redeemable noncontrolling interest	—	—	236.9	—	236.9
Total stockholders’ equity	2,054.6	2,452.1	997.5	(3,430.1)	2,074.1
Total liabilities and stockholders’ equity	$4,966.1	$2,912.5	$5,402.2	$(6,526.5)	$6,754.3

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities of continuing operations	$(8.7)	$134.2	$13.3	$—	$138.8
Cash flows from investing activities
Capital expenditures	(5.2)	(10.2)	(40.7)	—	(56.1)
Acquisition of businesses, net of cash acquired	—	—	(3.4)	—	(3.4)
Other investments	(4.5)	—	(9.6)	—	(14.1)
Proceeds from sale of assets	0.8	2.5	28.0	—	31.3
Intercompany investing activities	(99.2)	(127.2)	134.0	92.4	—
Other investing activities, net	—	—	(1.8)	—	(1.8)
Net cash provided by (used in) investing activities of continuing operations	(108.1)	(134.9)	106.5	92.4	(44.1)
Cash flows from financing activities
Repayments of debt	(400.0)	(0.1)	(254.4)	—	(654.5)
Proceeds from issuance of debt	300.0	—	39.0	—	339.0
Payment of debt issuance costs	(5.3)	—	—	—	(5.3)
Distributions to noncontrolling interest	—	—	(4.9)	—	(4.9)
Intercompany financing activities	(6.0)	—	98.4	(92.4)	—
Other financing activities, net	3.3	—	(4.4)	—	(1.1)
Net cash provided by (used in) financing activities of continuing operations	(108.0)	(0.1)	(126.3)	(92.4)	(326.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.6	—	0.6
Net increase (decrease) in cash and cash equivalents	(224.8)	(0.8)	(5.9)	—	(231.5)
Cash and cash equivalents at beginning of period	264.0	2.3	507.8	—	774.1
Cash and cash equivalents at end of period	$39.2	$1.5	$501.9	$—	$542.6

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities of continuing operations	$374.2	$20.2	$(502.0)	$—	$(107.6)
Cash flows from investing activities
Capital expenditures	(9.1)	(17.9)	(36.6)	—	(63.6)
Acquisition of businesses, net of cash acquired	—	(2.0)	(1,011.5)	—	(1,013.5)
Other investments	(16.1)	—	—	—	(16.1)
Proceeds from sale of assets	531.3	0.1	5.6	—	537.0
Intercompany investing activities	(561.1)	0.2	2.5	558.4	—
Other investing activities, net	—	—	(1.7)	—	(1.7)
Net cash provided by (used in) investing activities of continuing operations	(55.0)	(19.6)	(1,041.7)	558.4	(557.9)
Cash flows from financing activities
Repayments of debt	(301.2)	(0.4)	(120.7)	—	(422.3)
Proceeds from issuance of debt	—	—	895.2	—	895.2
Payment of debt issuance costs	(25.8)	—	—	—	(25.8)
Intercompany financing activities	(2.5)	—	560.9	(558.4)	—
Other financing activities, net	3.7	—	1.2	—	4.9
Net cash provided by (used in) financing activities of continuing operations	(325.8)	(0.4)	1,336.6	(558.4)	452.0
Effect of exchange rate changes on cash and cash equivalents	—	—	4.2	—	4.2
Net increase (decrease) in cash and cash equivalents	(6.6)	0.2	(202.9)	—	(209.3)
Cash and cash equivalents at beginning of period	164.2	2.0	728.0	—	894.2
Cash and cash equivalents at end of period	$157.6	$2.2	$525.1	$—	$684.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Construction segment designs, manufactures and markets heavy and compact construction equipment, roadbuilding equipment, including asphalt and concrete equipment and landfill compactors, as well as their related replacement parts and components. Customers use these products in construction and infrastructure projects, in building roads and bridges, in quarrying and mining operations and for material handling applications.

Our Cranes segment designs, manufactures, services and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, lattice boom truck cranes and truck-mounted cranes (boom trucks), as well as their related replacement parts and components. Our Cranes products are used primarily for construction, repair and maintenance of commercial buildings, manufacturing facilities and infrastructure.

Our MHPS segment designs, manufactures, refurbishes, services and markets industrial cranes, including standard cranes, process cranes, rope and chain hoists, electric motors, light crane systems and crane components as well as a diverse portfolio of port and rail equipment including mobile harbor cranes, straddle and sprinter carriers, gantry cranes, ship-to-shore cranes, reach stackers, empty container handlers, full container handlers, general cargo lift trucks, automated stacking cranes, automated guided vehicles and terminal automation technology, including software. The segment operates an extensive global sales and service network. Customers use these products for material handling at manufacturing and port and rail facilities.

The MHPS segment was formed upon the completion of our acquisition of a majority interest in the shares of Demag Cranes AG. See Note H - “Acquisitions.” Accordingly, the results of Demag Cranes AG and its subsidiaries (“Demag Cranes”) are consolidated within MHPS from its date of acquisition. We acquired the port equipment businesses of Reggiane Cranes and Plants S.p.A. and Noell Crane Holding GmbH (collectively, “Terex Port Equipment” or the “Port Equipment Business”) on July 23, 2009.  Subsequently, effective July 1, 2012, we realigned certain operations to provide a single source for serving port equipment customers. The Terex Port Equipment Business and our French reach stacker business, both formerly part of our Cranes segment, are now consolidated within our MHPS segment. The results of the Port Equipment Business is included in the MHPS segment from its date of acquisition. As a result, the 2011 performance of this segment reflects approximately one and a half months of operations of Demag Cranes. Accordingly, comparisons between three and nine months ended September 30, 2011 and 2012, respectively must be reviewed in this context.

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

We assist customers in renting, leasing and acquiring our products through Terex Financial Services (“TFS”). TFS uses its equipment and financial leasing experience to provide a variety of financing solutions to our customers.

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

Overview

Our performance for the third quarter of 2012 was in line with our expectations and reflects the continued achievement of our stated goals: margin improvement, cash generation and integration of Demag Cranes AG. Our operating margin improved from approximately 2.9% in the prior year period to 7.2% in the third quarter of 2012. We have accomplished this by maintaining price discipline and containing costs as actions taken in 2011 continue to have a favorable impact on our current results. See Note K – “Restructuring and Other Charges” in our Condensed Consolidated Financial Statements for a detailed description of our restructuring activities, including the reasons, timing and costs associated with such actions.
We generated free cash flow of approximately $176 million in the third quarter of 2012 and approximately $415 million year to date, reflecting excellent progress to our full year goal of over $500 million. In addition, we took several important steps during the third quarter of 2012 to further improve our debt structure and operating results by reducing interest expense through the purchase of approximately 25% of our 4% Convertible Notes and the redemption of our 10-7/8 % Senior Notes. We also amended our 2011 Credit Agreement in October 2012 to, among other things, reduce our interest rates. See Note L – “Long-Term Obligations” in our Condensed Consolidated Financial Statements for further details regarding these actions. We are pleased with the pace of the integration of our Demag Cranes AG acquisition and believe we will meet or exceed our 2013 target cost reduction goals. We are also looking forward to realizing the benefits of realigning our Port Equipment Business into the MHPS segment, which will provide our port and rail customers with a single source of access to our extensive portfolio of world class products.

While we generally achieved the overall performance we expected for the third quarter of 2012, the mix of performance among the segments was varied. Our results match the trends we have observed on a macroeconomic level with the market environment for some of our categories of equipment showing pockets of strength and others showing weakened demand. Accordingly, our AWP, Cranes and MHPS segments achieved favorable results while the results of our Construction and MP segments showed some softening. The continuing strength in many of our markets, combined with our persistent focus on margin improvement, cash generation, and the integration of our MHPS segment, provide us with continued confidence for favorable long term growth and profitability. However, macro events have created some near term softening of demand and uncertainty for our Construction and MP segments.
Our AWP segment continued to see strong replacement demand for its products in the North American rental channel and some evidence of fleet growth. In addition, AWP experienced moderate growth in Europe and Latin America. While we continued to see a strong market for AWP products, seasonal order patterns and, in particular, the timing of order placement by rental companies impacted backlog. In 2011, large recurring fleet orders were received in the third quarter; in 2012, however, we generally did not receive these similar fleet orders until the beginning of the fourth quarter of 2012. This year-over-year seasonal order change was a primary contributor to backlog decline in the third quarter of 2012. Our Cranes segment experienced continued strong demand for most of its products in North America, Australia, South America and the Middle East, while demand in other geographies for most products generally remained stable. In addition, the third quarter of 2012 again represented improved operating performance over the prior year period with an operating margin of approximately 12% versus 6% in the prior year period. Our MHPS segment also showed significant improvement both sequentially and over the prior year period as a result of increased sales of standard and process cranes as well as higher levels of service activity.
Somewhat offsetting these favorable trends were the results of our Construction segment which experienced significantly softer demand in many of its end markets, particularly Western Europe. Globally, demand for material handlers remained weak and the truck and compact construction equipment businesses also experienced lower demand. The negative impacts of these factors was partially mitigated by cost saving initiatives taken in 2011. In addition, we have aggressively moved to match production to the changing demand environment in some of our Construction businesses through reductions in force and temporary production shutdowns which we instituted in the third quarter of 2012. Similarly, our MP segment was negatively impacted by continued softness in Western Europe and India for its mobile screening products. This was partially offset by general strength in the North American and Australian markets and good demand for mobile equipment in Latin America. Despite some softening in end market demand, the segment increased its operating margin over the prior year period from 7.2% to 10.1%. Continuing uncertainty and lower demand has had a negative impact on the backlog for both segments.
Looking to the remainder of 2012, when balancing the different demand environments in each of our businesses and factoring in the benefits of our recent capital structure activities, we now expect full year 2012 sales of approximately $7.5 billion and maintain our earnings guidance for the full year of $1.95 to $2.05 per share (based on an average share count of approximately 114 million shares and excluding the impact of debt repayments, restructuring and unusual items). As we transition into 2013, we expect to see further growth as we generally do not view the near term uncertainty as evidence of a protracted slowdown. We remain focused on our margin and cash improvement as well as the integration of MHPS into our global team. When combined with the approximately $44 million in reduced interest expense associated with our recent debt repayments and re-pricing, we expect 2013 to be a year of moderate revenue growth along with favorable increases in earnings per share and return on invested capital.
ROIC continues to be the unifying metric that we use to measure our operating performance. ROIC and the Non-GAAP Measures assist in showing how effectively we utilize the capital invested in our operations. After-tax ROIC is determined by dividing the sum of NOPAT for each of the previous four quarters by the average of the sum of Total Terex Corporation stockholders’ equity plus Debt (as defined below) less Cash and cash equivalents for the previous five quarters. NOPAT for each quarter is calculated by multiplying Income (loss) from continuing operations by a figure equal to one minus the effective tax rate of the Company. We believe that returns on capital deployed in TFS do not represent management of our primary operations and, therefore, TFS finance receivable assets and results from operations have been excluded from the Non-GAAP Measures. Additionally, we do not believe that the realized and deferred gains on marketable securities reflects our operations and, therefore, such gains have been excluded from the calculation of the Non-GAAP Measures. The effective tax rate is equal to the (Provision for) benefit from income taxes divided by Income (loss) before income taxes for the respective quarter. Total Terex Corporation stockholders’ equity is adjusted to include redeemable noncontrolling interest as this item is deemed to be temporary equity and therefore should be included in the denominator of the ROIC ratio. Debt is calculated using the amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ NOPAT as this represents the most recent 12-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) thereby providing, over the same time period as the numerator, four quarters of average invested capital.

Terex management and the Board of Directors use ROIC as one of the primary measures to assess operational performance, including in connection with certain compensation programs. We use ROIC as a unifying metric because we believe that it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe that ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe that adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at September 30, 2012 was 7.7%.

The amounts described below are reported in millions of U.S. dollars, except for the effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Sep ’12	Jun ’12	Mar ’12	Dec ’11	Sep ’11
Provision for (benefit from) income taxes as adjusted	$8.8	$44.1	$8.8	$(6.1)
Divided by: Income (loss) before income taxes as adjusted	37.1	124.6	30.4	(9.5)
Effective tax rate as adjusted	23.7%	35.4%	28.9%	64.2%
Income (loss) from operations as adjusted	$132.6	$175.5	$64.2	$30.7
Multiplied by: 1 minus Effective tax rate as adjusted	76.3%	64.6%	71.1%	35.8%
Adjusted net operating income (loss) after tax	$101.2	$113.4	$45.6	$11.0
Debt (as defined above)	$2,063.8	$2,402.8	$2,608.5	$2,300.4	$2,316.6
Less: Cash and cash equivalents	(542.6)	(841.5)	(973.2)	(774.1)	(684.9)
Debt less Cash and cash equivalents	$1,521.2	$1,561.3	$1,635.3	$1,526.3	$1,631.7
Total Terex Corporation stockholders’ equity as adjusted	$2,149.2	$2,089.2	$1,881.0	$1,785.4	$1,854.4
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$3,670.4	$3,650.5	$3,516.3	$3,311.7	$3,486.1

September 30, 2012 ROIC	7.7%
NOPAT as adjusted (last 4 quarters)	$271.2
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$3,527.0

	Three months ended 9/30/12	Three months ended 6/30/12	Three months ended 3/31/12	Three months ended 12/31/11
Reconciliation of income (loss) from operations:
Income (loss) from operations as reported	$131.9	$175.0	$63.8	$31.1
(Income) loss from operations for TFS	0.7	0.5	0.4	(0.4)
Income (loss) from operations as adjusted	$132.6	$175.5	$64.2	$30.7

Reconciliation of Terex Corporation stockholders’ equity:	As of 9/30/12	As of 6/30/12	As of 3/31/12	As of 12/31/11	As of 9/30/11
Terex Corporation stockholders’ equity as reported	$2,054.6	$1,989.6	$1,996.7	$1,910.3	$1,991.7
TFS Assets	(142.3)	(129.9)	(115.7)	(124.6)	(138.0)
Redeemable noncontrolling interest	236.9	229.5	—	—	—
Deferred loss (gain) on marketable securities	—	—	—	(0.3)	0.7
Terex Corporation stockholders’ equity as adjusted	$2,149.2	$2,089.2	$1,881.0	$1,785.4	$1,854.4

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Consolidated

	Three Months Ended September 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,822.0	—	$1,803.6	—	1.0%
Gross profit	$378.6	20.8%	$275.6	15.3%	37.4%
SG&A	$246.7	13.5%	$223.0	12.4%	10.6%
Income from operations	$131.9	7.2%	$52.6	2.9%	150.8%

Net sales for the three months ended September 30, 2012 increased $18.4 million when compared to the same period in 2011.  Excluding the effect of the addition from Demag Cranes AG in both periods and the negative impact of foreign currency exchange rate changes, net sales decreased approximately 2% from the prior year period. Changes in foreign currency exchange rates negatively impacted net sales by approximately 6%. Three of our pre-existing segments had lower net sales compared to the third quarter of 2011, except for the AWP segment, which had approximately 17% higher net sales in the current year period. Inclusion of the Demag Cranes AG acquisition for a full quarter in the current year period, offset in part by the pre-existing businesses in the MHPS segment, increased net sales by approximately $86 million.

Gross profit for the three months ended September 30, 2012 increased $103.0 million when compared to the same period in 2011. Inclusion of the Demag Cranes AG acquisition for a full quarter in the current year period and improved price realization and product sales mix with higher margins at certain businesses, contributed approximately $85 million to the increase.

SG&A costs increased for the three months ended September 30, 2012 by $23.7 million when compared to the same period in 2011.  Inclusion of the Demag Cranes AG acquisition for a full quarter in the current year period increased SG&A costs by approximately $35 million, excluding the impact of foreign currency exchange rate changes. Foreign currency exchange rate changes lowered SG&A costs in the current year period by approximately $16 million.

Income from operations for the three months ended September 30, 2012 increased $79.3 million when compared to the same period in 2011.  The increase was primarily due to price realization and a mix of sales with higher margins at certain businesses as well as the inclusion of the Demag Cranes AG acquisition for a full quarter in the current year period.

Aerial Work Platforms

	Three Months Ended September 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$526.1	—	$448.7	—	17.2%
Gross profit	$111.4	21.2%	$73.5	16.4%	51.6%
SG&A	$52.1	9.9%	$46.5	10.4%	12.0%
Income from operations	$59.3	11.3%	$27.0	6.0%	119.6%

Net sales for the AWP segment for the three months ended September 30, 2012 increased $77.4 million when compared to the same period in 2011.  Net sales improvement was primarily due to continued replacement demand in the North American rental channel combined with some evidence of fleet growth for aerial work platforms products. Net sales from an acquired business and modest growth in European and Latin American markets also contributed to the increase.

Gross profit for the three months ended September 30, 2012 increased $37.9 million when compared to the same period in 2011.  Improved price realization, increased net sales, the mix of product sales and lower manufacturing costs, contributed approximately $37 million to the improvement in gross profit.

SG&A costs for the three months ended September 30, 2012 increased $5.6 million when compared to the same period in 2011.  Higher general and administrative costs, including costs for an acquired business not included in the prior year period, increased SG&A spending by approximately $7 million as compared to the prior year period.

Income from operations for the three months ended September 30, 2012 increased $32.3 million when compared to the same period in 2011.  The increase was due to the items noted above, particularly improved price realization and increased net sales volume, partially offset by higher SG&A costs.

Construction

	Three Months Ended September 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$290.4	—	$395.4	—	(26.6)%
Gross profit	$26.0	9.0%	$36.2	9.2%	(28.2)%
SG&A	$34.3	11.8%	$42.6	10.8%	(19.5)%
Loss from operations	$(8.3)	(2.9)%	$(6.4)	(1.6)%	(29.7)%

Net sales in the Construction segment for the three months ended September 30, 2012 decreased by $105.0 million when compared to the same period in 2011. Demand for certain of our Construction products have significantly weakened, particularly in Western Europe. Softness for our material handler product line continued and decreased demand for our large trucks and compact construction equipment negatively impacted net sales in the current year period.

Gross profit for the three months ended September 30, 2012 decreased $10.2 million when compared to the same period in 2011.  The decrease was primarily due to lower net sales and unfavorable product and geographic mix, partially offset by improved price realization and the favorable impact of prior cost savings activities.

SG&A costs for the three months ended September 30, 2012 decreased $8.3 million when compared to the same period in 2011.  Cost reduction activities taken in prior periods are reflected in lower current period SG&A costs.

Loss from operations for the three months ended September 30, 2012 increased $1.9 million when compared to the same period in 2011.  The higher loss was primarily due to the impact of lower net sales offset in part by lower SG&A costs from cost reduction activities taken in prior periods.

Cranes

	Three Months Ended September 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$394.6	—	$417.3	—	(5.4)%
Gross profit	$85.6	21.7%	$67.2	16.1%	27.4%
SG&A	$38.0	9.6%	$42.1	10.1%	(9.7)%
Income from operations	$47.6	12.1%	$25.1	6.0%	89.6%

Net sales for the Cranes segment for the three months ended September 30, 2012 decreased by $22.7 million when compared to the same period in 2011.  Changes in foreign currency exchange rates negatively impacted net sales by approximately $30 million. Shipments from our North American business increased by approximately 29%. We also saw improvement in net sales geographically to Australia, South America and the Middle East. Net sales for the remainder of our products and geographies were generally stable for new machine deliveries.

Gross profit for the three months ended September 30, 2012 increased by $18.4 million when compared to the same period in 2011. Improved price realization and the mix of product sales with higher margins improved gross profit by approximately $16 million.  Additionally, benefits of prior restructuring activities and lower inventory charges improved gross profit by approximately $10 million. These improvements were partially offset by approximately $7 million from the negative impact of foreign currency exchange rate changes.

SG&A costs for the three months ended September 30, 2012 decreased $4.1 million over the same period in 2011. This was primarily due to the positive impact of foreign currency exchange rate changes.

Income from operations for the three months ended September 30, 2012 improved $22.5 million when compared to the same period in 2011, resulting primarily from improved price realization, benefits of prior restructuring activities, sales mix of products with higher margins and lower costs of production partially offset by the net negative impact of changes in foreign currency exchange rates.

Material Handling & Port Solutions

	Three Months Ended September 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$470.8	—	$385.2	—	*
Gross profit	$116.8	24.8%	$65.6	17.0%	*
SG&A	$96.9	20.6%	$67.4	17.5%	*
Income (loss) from operations	$19.9	4.2%	$(1.8)	(0.5)%	*

*	Not meaningful as a percentage

Net sales for the MHPS segment for the three months ended September 30, 2012 increased $85.6 million when compared to the same period in 2011. Inclusion of the Demag Cranes AG acquisition for a full quarter in the current year period, offset in part by lower net sales in the pre-existing businesses in the MHPS segment increased net sales by approximately $86 million. Increased deliveries of standard and process cranes to customers in Western Europe, South Africa and the Middle East. Net sales generated by higher service activity also contributed to this increase.

Gross profit for the three months ended September 30, 2012 increased $51.2 million when compared to the same period in 2011. Inclusion of the Demag Cranes AG acquisition for a full quarter in the current year period was the primary driver of increased gross profit. Additionally, approximately $19 million from inventory revaluation charges related to the acquisition in the prior year period did not recur in the current year period. This was partially offset by approximately $3 million of charges in the current period as the Material Handling business made changes to better align production with market demand.

SG&A costs for the three months ended September 30, 2012 increased $29.5 million when compared to the same period in 2011. Inclusion of the Demag Cranes AG acquisition for a full quarter in the current year period as well as an allocation of Terex corporate costs to this segment in the current year period were the primary drivers of increased SG&A costs. Additionally, costs related to headcount reductions increased SG&A costs by approximately $4 million.

Income (loss) from operations for the three months ended September 30, 2012 increased $21.7 million when compared to the same period in 2011. These results were primarily driven by inclusion of the Demag Cranes AG acquisition for a full quarter in the current year period and inventory revaluation charges incurred in the prior year period, partially offset by higher losses incurred by pre-existing businesses.

Materials Processing

	Three Months Ended September 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$149.9	—	$171.1	—	(12.4)%
Gross profit	$34.1	22.7%	$31.5	18.4%	8.3%
SG&A	$18.9	12.6%	$19.1	11.2%	(1.0)%
Income from operations	$15.2	10.1%	$12.4	7.2%	22.6%

Net sales in the MP segment for the three months ended September 30, 2012 decreased by $21.2 million when compared to the same period in 2011. The primary driver of decreased net sales was continued soft demand in Western European and Indian markets, particularly for mobile crushing and screening products, partially offset by good demand in North America and Australia.

Gross profit for the three months ended September 30, 2012 increased by $2.6 million when compared to the same period in 2011.  The increase was primarily due to the impact of better price realization and actions taken to adjust capacity levels and costs to match current demand.

SG&A costs for the three months ended September 30, 2012 decreased by $0.2 million when compared to the same period in 2011 as costs remain consistent.

Income from operations for the three months ended September 30, 2012 was $15.2 million, an increase of $2.8 million from the comparable period in 2011, primarily due to improved price realization and lower production costs.

Corporate / Eliminations

	Three Months Ended September 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(9.8)	—	$(14.1)	—	*
Loss from operations	$(1.8)	*	$(3.7)	*	*

*	Not meaningful as a percentage

The net sales amounts include the elimination of intercompany sales activity among segments.

Interest Expense, Net of Interest Income

During the three months ended September 30, 2012, our interest expense net of interest income was $41.3 million, or $7.4 million higher than the same period in the prior year. This increase was primarily driven by increased interest expense associated with the Demag Cranes AG acquisition related debt.

Loss on early extinguishment of debt

The $49.9 million loss on early extinguishment of debt in the Condensed Consolidated Statement of Comprehensive Income for the three months ended September 30, 2012 includes (a) cash payments of $42.7 million for call premiums associated with the repayment of outstanding debt and (b) $7.2 million of non-cash charges for accelerated amortization of debt acquisition costs and original issue discount associated with the debt extinguished, which all flow into the calculation of net income. In preparing the Condensed Consolidated Statement of Cash Flows, the non-cash item (b) was added to net income to reflect cash flow appropriately.

During the three months ended September 30, 2011, we entered into an amended and restated credit agreement that replaced our previous credit agreement. The termination of our previous credit agreement resulted in non-cash charges for accelerated amortization of debt acquisition costs of $1.4 million in the prior year period.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended September 30, 2012 was expense of $3.6 million, a change of $53.6 million when compared to the same period in the prior year.  The change was primarily driven by income in the prior year period of approximately $76 million from the sale of shares in Bucyrus International, partially offset by $14 million of charges related to the acquisition of Demag Cranes AG in the prior year period.

Income Taxes

During the three months ended September 30, 2012, we recognized an income tax expense of $8.8 million on income of $37.1 million, an effective tax rate of 23.7%, as compared to an income tax expense of $34.2 million on income of $67.3 million, an effective tax rate of 50.8%, for the three months ended September 30, 2011.  The change in effective tax rate for the three months ended September 30, 2012 was primarily attributable to jurisdictional mix of income and reductions in the provision for uncertain tax benefits.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Consolidated

	Nine Months Ended September 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$5,652.9	—	$4,548.0	—	24.3%
Gross profit	$1,138.0	20.1%	$657.7	14.5%	73.0%
SG&A	$767.3	13.6%	$607.6	13.4%	26.3%
Income from operations	$370.7	6.6%	$50.1	1.1%	*

*	Not meaningful as a percentage

Net sales for the nine months ended September 30, 2012 increased $1,104.9 million when compared to the same period in 2011.  Excluding the effect of the addition from Demag Cranes AG in both periods and the negative impact of foreign currency exchange rate changes, net sales increased approximately 10% from the prior year period. Inclusion of the Demag Cranes AG acquisition for the full current year period, offset in part by the pre-existing businesses in the MHPS segment increased net sales by approximately $843 million. Our AWP segment had approximately 25% higher net sales in the current year period, while our other three segments' sales were either down or essentially stable when compared to the same period in 2011.

Gross profit for the nine months ended September 30, 2012 increased $480.3 million when compared to the same period in 2011.
Excluding the impact of MHPS, improved price realization and cost reductions contributed approximately $209 million to the increase.  Additionally, lower inventory and restructuring charges in the current year period contributed approximately $23 million of the increase. Excluding the effect of MHPS, gross profit increased approximately 40% from the prior year period. Additionally, approximately $19 million from inventory revaluation charges related to the acquisition in the prior year period did not recur in the current year period.

SG&A costs increased for the nine months ended September 30, 2012 by $159.7 million when compared to the same period in 2011.  Excluding the impact of the acquisition of Demag Cranes AG and the impact of foreign currency exchange rate changes, SG&A costs were lower by approximately 3% on higher net sales levels. Excluding the impact of the acquisition of Demag Cranes AG, SG&A costs as a percentage of net sales decreased to approximately 11% from approximately 13% due to cost reductions taken in our pre-existing segments in prior years.

Income from operations for the nine months ended September 30, 2012 was $370.7 million, an increase of $320.6 million when compared to the same period in 2011.  The increase was primarily due to improved price realization and actions taken in previous periods to reduce our cost structure, as well as the impact of the acquisition of Demag Cranes AG.

Aerial Work Platforms

	Nine Months Ended September 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,645.2	—	$1,312.6	—	25.3%
Gross profit	$340.6	20.7%	$198.0	15.1%	72.0%
SG&A	$155.5	9.5%	$137.9	10.5%	12.8%
Income from operations	$185.1	11.3%	$60.1	4.6%	208.0%

Net sales for the AWP segment for the nine months ended September 30, 2012 increased $332.6 million when compared to the same period in 2011.  We continued to see growth from replacement-based demand in the North American rental channels for our aerial work platform products. The Australian market also continued to demonstrate strong sales growth due to natural resource driven construction projects. Additionally, the inclusion of an acquired business in the current year period that was not included in the prior year period increased net sales. Utility products net sales and European sales for aerial work platforms have remained steady relative to the prior year period.

Gross profit for the nine months ended September 30, 2012 increased $142.6 million when compared to the same period in 2011.  Improved price realization, increased net sales, the mix of product sales and lower manufacturing costs, contributed approximately $158 million to the improvement in gross profit. These improvements were partially offset by approximately $14 million from increased distribution costs, inventory charges and other costs compared to the prior year period.

SG&A costs for the nine months ended September 30, 2012 increased $17.6 million when compared to the same period in 2011.  Higher general and administrative costs, including costs for an acquired business not included in the prior year period, increased SG&A spending by approximately $20 million as compared to the prior year period.

Income from operations for the nine months ended September 30, 2012 was $185.1 million, an increase of $125.0 million when compared to the same period in 2011.  The increase was due to the items noted above, particularly improved price realization and increased net sales volume, partially offset by higher SG&A.

Construction

	Nine Months Ended September 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,042.3	—	$1,096.6	—	(5.0)%
Gross profit	$111.6	10.7%	$118.9	10.8%	(6.1)%
SG&A	$110.3	10.6%	$134.5	12.3%	(18.0)%
Income (loss) from operations	$1.3	0.1%	$(15.6)	(1.4)%	108.3%

Net sales in the Construction segment for the nine months ended September 30, 2012 decreased by $54.3 million when compared to the same period in 2011. The weakened demand for our material handling products and a lack of government infrastructure spending in North America and Brazil negatively impacted our Roadbuilding equipment sales; this was partially offset by an increase in truck component sales. Changes in foreign currency exchange rates negatively impacted net sales by approximately $52 million.

Gross profit for the nine months ended September 30, 2012 decreased $7.3 million when compared to the same period in 2011.  Changes in foreign currency exchange rates and higher transactional foreign exchange losses in the current year period decreased gross profit by approximately $6 million.

SG&A costs for the nine months ended September 30, 2012 decreased $24.2 million when compared to the same period in 2011.  Cost reduction activities taken in prior periods are reflected in lower current period SG&A costs. Additionally, trade show costs were lower in the current year period. Changes in foreign currency exchange rate changes positively impacted SG&A costs by approximately $7 million in the current year period.

Income (loss) from operations for the nine months ended September 30, 2012 increased $16.9 million when compared to the same period in 2011.  The improvement was due to the items noted above, particularly lower SG&A costs.

Cranes

	Nine Months Ended September 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,097.0	—	$1,107.7	—	(1.0)%
Gross profit	$224.0	20.4%	$144.3	13.0%	55.2%
SG&A	$126.3	11.5%	$157.8	14.2%	(20.0)%
Income (loss) from operations	$97.7	8.9%	$(13.5)	(1.2)%	*

*	Not meaningful as a percentage

Net sales for the Cranes segment for the nine months ended September 30, 2012 decreased by $10.7 million when compared to the same period in 2011. Strong demand for rough terrain cranes driven by energy related projects continued. We also experienced good demand for our cranes in North America, South America, the Middle East and Australia. However, net sales in the remainder of our products and geographies decreased in the current year period when compared to the prior year period. Changes in foreign currency exchange rates negatively impacted net sales by approximately 5%.

Gross profit for the nine months ended September 30, 2012 increased by $79.7 million when compared to the same period in 2011. Improved price realization, a favorable mix of product sales and higher parts volume in the current year period improved gross profit by approximately $52 million.  Additionally, benefits of prior restructuring activities and lower inventory and restructuring charges improved gross margin by approximately $34 million. Changes in foreign currency exchange rates negatively impacted gross profit by approximately $14 million.

SG&A costs for the nine months ended September 30, 2012 decreased $31.5 million when compared to the same period in 2011. The decrease is primarily due to actions taken in prior periods to reduce the segment’s cost structure. Additionally, lower allocation of corporate expenses in the current year period decreased SG&A costs by approximately $6 million. Changes in foreign currency exchange rate changes also positively impacted SG&A costs in the current year period.

Income (loss) from operations for the nine months ended September 30, 2012 improved $111.2 million when compared to the same period in 2011, resulting primarily from improved price realization, a favorable mix of product sales, benefits of prior restructuring activities and lower SG&A costs. However, changes in foreign currency exchange rates negatively impacted income (loss) from operations by approximately $5 million.

Material Handling & Port Solutions

	Nine Months Ended September 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,400.7	—	$557.4	—	*
Gross profit	$329.5	23.5%	$79.4	14.2%	*
SG&A	$294.2	21.0%	$99.1	17.8%	*
Income (loss) from operations	$35.3	2.5%	$(19.7)	(3.5)%	*

*	Not meaningful as a percentage

Net sales for the MHPS segment for the nine months ended September 30, 2012 increased $843.3 million when compared to the same period in 2011. Excluding the effect of the addition from Demag Cranes AG in both periods and the negative impact of foreign currency exchange rate changes, net sales from the pre-existing businesses in the MHPS segment decreased approximately 2% from the prior year period.

Gross profit for the nine months ended September 30, 2012 increased $250.1 million when compared to the same period in 2011. Excluding the effect of the addition from Demag Cranes AG, gross profit from the pre-existing businesses in the MHPS segment was approximately the same period over period. Additionally, approximately $19 million from inventory revaluation charges related to the acquisition in the prior year period did not recur in the current year period. This was partially offset by approximately $3 million of charges in the current period as the Material Handling business made changes to better align production with market demand.

SG&A costs for the nine months ended September 30, 2012 increased $195.1 million when compared to the same period in 2011. Excluding the effect of the addition from Demag Cranes AG as well as an allocation of Terex corporate costs to the this segment in the current year period were the primary drivers of increased SG&A costs. Additionally, costs related to headcount reductions increased SG&A costs by approximately $4 million. SG&A costs in the pre-existing businesses in the MHPS segment decreased approximately $12 million.

Income (loss) from operations for the nine months ended September 30, 2012 was an improvement of $55.0 million when compared to the same period in 2011. These results were primarily driven by the effect of the addition from Demag Cranes AG and inventory revaluation charges related to the acquisition in the prior year period which did not recur in the current year period, partially offset by losses from pre-existing businesses.

Materials Processing

	Nine Months Ended September 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$509.4	—	$512.0	—	(0.5)%
Gross profit	$115.1	22.6%	$105.1	20.5%	9.5%
SG&A	$56.0	11.0%	$59.3	11.6%	(5.6)%
Income from operations	$59.1	11.6%	$45.8	8.9%	29.0%

Net sales in the MP segment for the nine months ended September 30, 2012 decreased by $2.6 million when compared to the same period in 2011. Strength in the North American market drove a modest net sales increase, while demand in Western European markets remained soft. Increased mining and construction activity contributed to demand for mobile crushing and screening equipment in Australian and Asian Pacific markets. However, these improvements in net sales were more than offset by the negative impact of foreign currency exchange rate changes.

Gross profit for the nine months ended September 30, 2012 increased by $10.0 million when compared to the same period in 2011.  The increase was primarily due to the impact of improved price realization and increased net sales excluding the impact of foreign exchange rate changes.

SG&A costs for the nine months ended September 30, 2012 decreased by $3.3 million when compared to the same period in 2011. The decrease in SG&A costs was primarily due to the release of a restructuring reserve due to revised operational plans for a facility previously scheduled for closing and the positive impact of foreign exchange rate changes were the primary drivers of decreased SG&A costs.

Income from operations for the nine months ended September 30, 2012 was $59.1 million, an increase of $13.3 million from the comparable period in 2011, primarily due to improved price realization, higher net sales volume and lower SG&A costs.

Corporate / Eliminations

	Nine Months Ended September 30,
	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(41.7)	—	$(38.3)	—	*
Loss from operations	$(7.8)	*	$(7.0)	*	*

*	Not meaningful as a percentage

The net sales amounts include the elimination of intercompany sales activity among segments.  Loss from operations increased from the prior year period primarily due to a higher level of intercompany profit eliminations.

Interest Expense, Net of Interest Income

During the nine months ended September 30, 2012, our interest expense net of interest income was $123.6 million, or $38.7 million higher than the same period in the prior year. This increase was primarily driven by increased interest expense associated with the Demag Cranes AG acquisition related debt.

Loss on early extinguishment of debt

During the nine months ended September 30, 2012, we repaid the outstanding principal amount of our 10-7/8% Notes and purchased approximately 25% of the principal amount outstanding of our 4% Convertible Notes due 2015. See Note L - “Long-Term Obligations.” The $52.3 million loss on early extinguishment of debt in the Condensed Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2012 includes (a) cash payments of $42.7 million for call premiums associated with the repayment of outstanding debt and (b) $9.6 million of non-cash charges for accelerated amortization of debt acquisition costs and original issue discount associated with the debt extinguished, which all flow into the calculation of net income. In preparing the Condensed Consolidated Statement of Cash Flows, the non-cash item (b) was added to net income to reflect cash flow appropriately.

During the nine months ended September 30, 2011, we repaid the outstanding principal amount of our 7-3/8% Notes and entered into an amended and restated credit agreement that replaced our previous credit agreement. The $7.7 million loss on early extinguishment of debt in the Condensed Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2011 includes (a) cash payments of $3.6 million for call premiums associated with the repayment of outstanding debt and (b) $4.1 million of non-cash charges for accelerated amortization of debt acquisition costs, original issue discount and interest rate swap costs associated with the debt extinguished, which all flow into the calculation of net income. In preparing the Condensed Consolidated Statement of Cash Flows, the non-cash item (b) was added to net income to reflect cash flow appropriately.

Other Income (Expense) – Net

Other income (expense) – net for the nine months ended September 30, 2012 was expense of $2.7 million, a change of $139.2 million when compared to the same period in the prior year.  The change was primarily driven by a gain in the prior year period of approximately $168 million from the sale of shares in Bucyrus International. This was partially offset by approximately $16 million of charges in the prior year period related to the acquisition of Demag Crane AG.

Income Taxes

During the nine months ended September 30, 2012, we recognized an income tax expense of $61.7 million on income of $192.1 million, an effective tax rate of 32.1%, as compared to an income tax expense of $56.5 million on income of $94.0 million, an effective tax rate of 60.1%, for the nine months ended September 30, 2011.  The lower effective tax rate for the nine months ended September 30, 2012 was primarily attributable to losses that did not produce tax benefits having less of an impact in the current period, jurisdictional mix of income, and reductions in the provision for uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets.  We had cash and cash equivalents of $542.6 million at September 30, 2012.  The majority of the cash held by our foreign subsidiaries is expected to be maintained locally. Such cash could be used in the U.S., if necessary. Cash repatriated to the U.S. could be subject to incremental local and U.S. taxation. Currently, there are no trends, demands or uncertainties as a result of the Company’s cash re-investment policy that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility.

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

In August 2011, we entered into an amended and restated credit agreement that replaced our previous credit agreement. We further amended that credit agreement effective October 12, 2012. See Note L – “Long-Term Obligations.” The credit agreement provided us with a $460.1 million term loan and a €200.0 million term loan that we used, along with other cash, to pay for the shares of Demag Cranes AG and all related fees and expenses. The term loans are scheduled to mature on April 28, 2017.

In addition, our credit facilities provide us with a revolving line of credit of up to $500 million. The revolving line of credit consists of $250 million of available domestic revolving loans and $250 million of available multicurrency revolving loans. The revolving lines of credit are scheduled to mature on April 29, 2016. We had $440.4 million available for borrowing under our revolving credit facilities at September 30, 2012. The 2011 Credit Agreement also allows incremental commitments, which may be extended at the option of the lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both as long as we satisfy a secured debt financial ratio contained in the credit facilities.

On March 16, 2012 the Demag Cranes AG shareholders approved the Domination and Profit and Loss Transfer Agreement (“DPLA”) we entered into with Demag Cranes AG in January 2012. The DPLA became effective following registration of the DPLA in the commercial register on April 18, 2012. Upon demand from outside shareholders of Demag Cranes AG, we will acquire their shares in return for €45.52 per share, or up to approximately €174 million in the aggregate. Any outside shareholders of Demag Cranes AG that choose not to sell their shares to us will receive an annual guaranteed payment in the gross amount of €3.33 per share (€3.04 net per share). For further information on the time period for outside shareholders of Demag Cranes AG to tender their shares, see Note O – “Stockholders Equity” in our Condensed Consolidated Financial Statements. As of September 30, 2012, approximately 57 thousand shares have been tendered and we have paid approximately €2.6 million related to these tendered shares.

Following the effectiveness of the DPLA the lenders under the Demag Cranes Credit Agreement exercised their option to terminate the agreement. Demag Cranes AG repaid all €135 million debt outstanding on May 11, 2012 and provided bank guarantees or cash collateral to backstop any letters of credit outstanding under the facility by May 21, 2012. The facility was terminated on May 21, 2012.

On March 27, 2012, we sold and issued $300 million aggregate principal of Senior Notes due 2020 (“6-1/2% Senior Notes”) at par which yielded approximately $295 million of net proceeds after underwriting discounts, commissions and expenses. We used the net proceeds of this offering for general corporate purposes, including cash requirements resulting from the effectiveness of the DPLA.

In the third quarter of 2012, we purchased approximately 25% of the principal amount outstanding of our 4% Convertible Notes due 2015 for approximately $64 million, including $0.3 million of accrued interest. These purchases reduced the balance of the Convertible Notes outstanding by $36.1 million, resulting in a loss on early retirement of debt of $6.5 million and a reduction in equity of $21.3 million.

In September of 2012, we repaid $299.9 million principal amount outstanding 10- 7/8% Senior Notes. Total cash paid to redeem the 10-7/8% Senior Notes was $347.3 million which included a make whole call premium of 12.265% as calculated under the indenture for the 10-7/8% Senior Notes, totaling $36.8 million plus accrued interest of $10.6 million. This transaction resulted in a loss on early extinguishment of debt of $42.9 million.

We increased our investment in financial services assets from approximately $125 million net at December 31, 2011, to approximately $142 million at September 30, 2012. We remain focused on expanding TFS in key markets like the U.S., Europe and China; however, for the near future, we expect to rely to a greater extent on third-party funders.

During 2012, our cash used in inventory was approximately $103 million as we made investments in businesses showing improved order and inquiry activity. We are continuing our program to increase inventory turns by sharing, throughout our Company, many of the best practices and lean manufacturing processes that several of our business units have implemented successfully. We expect these initiatives to reduce the level of inventory needed to support our business and allow us to reduce our manufacturing lead times, thereby reducing our working capital requirements. During the last two years, our inventory turns have improved as the Company’s sales volumes increased. Working capital as percent of trailing three month annualized net sales was 30.1% at September 30, 2012. We expect the ratio of working capital to trailing three months annualized sales to be approximately 28% at the end of 2012.

The following tables show the calculation of our working capital and trailing three months annualized sales as of September 30, 2012 (in millions):

Three months ended 9/30/12
Net Sales	$1,822.0
x	4
Trailing Three Month Annualized Net Sales	$7,288.0

As of 9/30/12
Inventories	$1,760.9
Trade Receivables	1,174.1
Less: Trade Accounts Payable	(738.9)
Total Working Capital	$2,196.1

We are continuing to focus on generating cash, including increasing prices for our products, reducing costs and working capital, reviewing alternatives for under-utilized assets, and selectively investing in our businesses to promote growth in 2012. We generated approximately $415 million in free cash flow in the first nine months of 2012, which was in line with our expectations. We continue to expect to generate more than $500 million of free cash flow during 2012.

The following table reconciles income from operations to free cash flow (in millions):

	Three months ended 9/30/12	Nine months ended 9/30/12
Income from operations	$131.9	$370.7
Plus: Depreciation and amortization	35.7	112.3
Plus: Non-cash note receivable write down	—	12.3
Plus: Proceeds from sale of assets	17.7	31.3
Plus/minus: Changes in working capital	(17.0)	(96.9)
Plus/minus: Customer advances	28.7	41.5
Plus/minus: Rental/demo equipment	(0.2)	(0.3)
Less: Capital expenditures	(20.8)	(56.1)
Free cash flow	$176.0	$414.8

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

•	As our sales change, the absolute amount of working capital needed to support our business may change.

•
Our suppliers extend payment terms to us based on our overall credit rating.  Declines in our credit rating may influence suppliers’ willingness to extend terms and in turn increase the cash requirements of our business.

•
Sales of our products are subject to general economic conditions, weather, competition, the translation effect of foreign currency exchange rate changes, and other factors that in many cases are outside our direct control.  For example, during periods of economic uncertainty, our customers have delayed purchasing decisions, which reduces cash generated from operations.

For certain products, primarily port equipment and process cranes, we negotiate, when possible, advance payments from our customers for products with long lead times to help fund the substantial working capital investment in these products.

Typically, we have invested our cash in a combination of highly rated, liquid money market funds and in short-term bank deposits with large, highly rated banks. Our investment objective is to preserve capital and liquidity while earning a market rate of interest. In 2011, we used a portion of our cash balance to take advantage of early payment discounts offered by our suppliers where the returns were greater than the amount that would have been earned on such cash if invested in money market funds and short-term bank deposits. We have continued this practice in 2012, although we may discontinue it at any time.

Interest rates charged under our bank credit facilities are subject to adjustment based on our consolidated leverage ratio. We had no outstanding borrowings under our revolving credit facilities and $704.4 million in U.S. dollar and Euro denominated term loans outstanding at September 30, 2012. The U.S. dollar term loans bear interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 3.5%, with a floor of 1.0% on LIBOR (prior to the Amendment, this was LIBOR plus 4%, with a floor of 1.5% on LIBOR). The Euro term loans bear interest at a rate of Euro Interbank Offer Rate (“EURIBOR”) plus 4.0%, with a floor of 1.0% on EURIBOR (prior to the Amendment, this was EURIBOR plus 4.5% with a floor of 1.5% on EURIBOR). At September 30, 2012, the weighted average interest rate on these term loans was 5.68%.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

The revolving line of credit under our 2011 credit facility expires in April 2016.  Our 4% Convertible Senior Subordinated Notes mature in June 2015, our 8% Senior Subordinated Notes (“8% Notes”) mature in November 2017 and our 6-1/2% Senior Notes mature April 1, 2020.  See Note L – “Long-Term Obligations,” in our Condensed Consolidated Financial Statements.

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

Cash Flows

Cash provided by operations for the nine months ended September 30, 2012 totaled $138.8 million, compared to cash used in operations of $107.6 million for the nine months ended September 30, 2011.  The change in cash from operations was primarily driven by improvements in profitability and reduced working capital usage in the nine months ended September 30, 2012 as compared to the prior year period. These net improvements were primarily offset by approximately $124 million in tax payments related to the gain on the sale of the former mining business in the nine months ended September 30, 2012 and receipt of an approximately $105 million tax refund in the nine months ended September 30, 2011.

Cash used in investing activities for the nine months ended September 30, 2012 was $44.1 million, compared to $557.9 million cash provided by investing activities for the nine months ended September 30, 2011.  The change in cash from investing activities was primarily due to approximately $532 million in proceeds from the sale of Bucyrus International shares in the prior year period.

Cash used in financing activities was $326.8 million for the nine months ended September 30, 2012, compared to cash provided by financing activities for the nine months ended September 30, 2011 of $452.0 million.  The change was primarily due to net cash used in the current year period for repayments of the 10-7/8% Notes, repayment of the Demag Cranes AG credit facility and purchase of approximately 25% of the 4% Convertible Notes, partially offset by the issuance of the 6-1/2% Notes. This compared to net proceeds from the issuance of term debt under our credit facilities to purchase Demag Cranes AG, partially offset by repayment of the 7-3/8% Notes in the prior year period.

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

As of September 30, 2012, our maximum exposure to such credit guarantees was $72.1 million, including total credit guarantees issued by Terex Cranes Germany GmbH, part of our Cranes segment, and Genie Holdings, Inc. and its affiliates, part of our AWP segment, of $48.3 million and $9.5 million, respectively.  The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years.  Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

There can be no assurance that historical credit default experience will be indicative of future results.  Our ability to recover losses experienced from our guarantees may be affected by economic conditions in effect at the time of loss.

We issue, from time to time, residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  As described in Note N – “Litigation and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $5.4 million at September 30, 2012.  We are able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of September 30, 2012, our maximum exposure pursuant to buyback guarantees was $82.4 million.  We are able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $7 million for the estimated fair value of all guarantees provided as of September 30, 2012.

There can be no assurance that our historical experience in used equipment markets will be indicative of future results.  Our ability to recover losses from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies.  The major foreign currencies, among others, in which we do business are the Euro, British Pound and Australian Dollar.  We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts.  At September 30, 2012, we had foreign exchange contracts with a notional value of $650.5 million.

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

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate swap agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over London Interbank Offer Rate (“LIBOR”).  At September 30, 2012, the floating rate was 3.25%. In October 2012, we received notice of our counterparty’s intent to call the interest swap agreement. Upon settlement, we will account for this termination based on the amount received for the interest rate swap agreement.

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

Post-Closing Dispute with Bucyrus

We are involved in a dispute with Bucyrus International, Inc. (which was subsequently purchased by Caterpillar, Inc. (together with Bucyrus International, Inc. (“Bucyrus”)) regarding the calculation of the value of the net assets of the Mining business. Bucyrus initially provided us with its calculation of the net asset value of the Mining business, which sought a payment of approximately $149 million from us to Bucyrus. We believed that the Bucyrus calculation of the net asset value was incorrect and not in accordance with the terms of the definitive agreement. We objected to Bucyrus’ calculation and provided Bucyrus with our own calculation of the net asset value, which does not require any payment from us to Bucyrus. We initiated a court proceeding on October 29, 2010 in the Supreme Court of the State of New York, County of New York, to enforce and protect our rights under the definitive agreement for the Mining business sale. On April 17, 2012, the appellate court in New York granted our motion for summary judgment agreeing with our interpretation of the definitive agreement with respect to the process for calculating the value of the net assets of the Mining business. Subsequently, Bucyrus revised its calculation of the net asset value of the Mining business and reduced the amount sought to approximately $23 million. Although no formal claim has been made, Bucyrus has stated it is considering whether it has any breach of contract claims against the Company relating to certain items in its original net asset value claim.

We continue to believe our calculation of the net asset value, which does not require any payment from us to Bucyrus, is correct. Therefore, we have not included the effects of the Bucyrus claim in the determination of the gain recognized in connection with the sale. In addition, we do not believe that Bucyrus has any valid claims for breach of contract and, in any event, we believe that any claims are time barred under the contract. While we believe Bucyrus’ positions are without merit and we will continue to vigorously oppose them, no assurance can be given as to the final resolution of this dispute.

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
In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” (“ASU 2012-02”). ASU 2012-02 amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment.  Under ASU 2012-02, an entity has the option of performing a qualitative assessment of whether it is more likely than not that the fair value of an entity's indefinite-lived intangible asset is less than its carrying amount before calculating the fair value of the asset. If the conclusion is that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount we would be required to calculate the fair value of the asset. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Adoption of this guidance is not expected to have a significant impact on the determination or reporting of our financial results.

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

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar when compared to functional currencies of our major markets, which include the Euro, British Pound and Australian Dollar. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures. At September 30, 2012, we had foreign exchange contracts with a notional value of $650.5 million.  The fair market value of these arrangements, which represents the cost to settle these contracts, was a net loss of $1.3 million at September 30, 2012.

At September 30, 2012, we performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating (loss) income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the three months ended September 30, 2012 would have changed the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period by approximately $3 million.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate, LIBOR and EURIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At September 30, 2012, approximately 60% of our debt was floating rate debt and the weighted average interest rate for all debt was 5.99%.

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. The floating rate is based on a spread of 2.81% over LIBOR.  At September 30, 2012, the floating rate was 3.25%. In October 2012, we received notice of our counterparty’s intent to call the interest swap agreement. Upon settlement, we will account for this termination based on the amount received for the interest rate swap agreement.

At September 30, 2012, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings effect on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at September 30, 2012 would have increased interest expense by approximately $4 million for the nine months ended September 30, 2012.

Commodities Risk

Principal materials and components that we use in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. Input costs increased modestly during 2012, with the largest increases occurring in tires and engines and smaller increases in certain other purchased components. These increases were mostly offset by reductions in steel prices and competitive sourcing activities.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2012, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the quarterly period ended September 30, 2012 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about our purchases during the quarter ended September 30, 2012 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
July 1, 2012 - July 31, 2012 (1)	1,323	$19.28	—	—
August 1, 2012 - August 31, 2012	—	—	—	—
September 1, 2012 - September 30, 2012 (1)	1,322	$23.51	—	—
Total	2,645	$18.68	—	—

(1)	In the third quarter of 2012, the Company accepted 2,645 shares of common stock from an employee of the Company as payment for an option exercise.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEREX CORPORATION
(Registrant)

Date:	October 29, 2012	/s/ Phillip C. Widman
Phillip C. Widman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	October 29, 2012	/s/ Mark I. Clair
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

10.18
Amendment No. 1, dated as of October 12, 2012, to the Amended and Restated Credit Agreement dated as of August 5, 2011, among Terex Corporation, certain of its subsidiaries, the Lenders named therein and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 12, 2012 and filed with the Commission October 15, 2012.

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

10.21
Business Combination Agreement dated June 16, 2011, among Terex Corporation, Terex Industrial Holding AG and Demag Cranes AG (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated June 16, 2011 and filed with the Commission on June 21, 2011).

10.22
Amended and Restated Employment and Compensation Agreement, dated August 9, 2012, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated August 9, 2012 and filed with the Commission on August 13, 2012).

10.23
Life Insurance Agreement, dated as of October 13, 2006, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 13, 2006 and filed with the Commission on October 16, 2006).

10.24
Transition and Retirement Agreement between Terex Corporation and Phillip C. Widman, dated October 19, 2012 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 19, 2012 and filed with the Commission on October 22, 2012).

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