Form 10-K
period 2012-12-31
TEREX CORP
filed 2013-02-28
CIK 97216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $1,899 million based on the last sale price on June 30, 2012.

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK OUTSTANDING WAS 110.7 MILLION AS OF February 21, 2013.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

As used in this Annual Report on Form 10-K, unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.” This Annual Report generally speaks as of December 31, 2012, unless specifically noted otherwise.

Forward-Looking Information

Certain information in this Annual Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies and Uncertainties.” In addition, when included in this Annual Report or in documents incorporated herein by reference, the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

•	our business is cyclical and weak general economic conditions affect the sales of our products and financial results;

•	our ability to successfully integrate acquired businesses, including Demag Cranes AG;

•	the need to comply with restrictive covenants contained in our debt agreements;

•	our ability to generate sufficient cash flow to service our debt obligations and operate our business;

•	our ability to access the capital markets to raise funds and provide liquidity;

•	our business is sensitive to government spending;

•	our business is very competitive and is affected by our cost structure, pricing, product initiatives and other actions taken by competitors;

•	our ability to timely manufacture and deliver products to customers;

•	our retention of key management personnel;

•	the financial condition of suppliers and customers, and their continued access to capital;

•	our providing financing and credit support for some of our customers;

•	we may experience losses in excess of recorded reserves;

•	the carrying value of our goodwill and other indefinite-lived intangible assets could become impaired;

•	our ability to obtain parts and components from suppliers on a timely basis at competitive prices;

•	our business is global and subject to changes in exchange rates between currencies, regional economic conditions and trade restrictions;

•
our operations are subject to a number of potential risks that arise from operating a multinational business, including compliance with changing regulatory environments, the Foreign Corrupt Practices Act and other similar laws, and political instability;

•	a material disruption to one of our significant facilities;

•	possible work stoppages and other labor matters;

•	compliance with changing laws and regulations, particularly environmental and tax laws and regulations;

•	litigation, product liability claims, patent claims, class action lawsuits and other liabilities;

•	our ability to comply with an injunction and related obligations resulting from the settlement of an investigation by the United States Securities and Exchange Commission (“SEC”);

•	our implementation of a global enterprise system and its performance; and

•	other factors.

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
For the Year Ended December 31, 2012

PART I

ITEM 1.	BUSINESS

GENERAL

Terex is a diversified global equipment manufacturer of specialized machinery products. We are focused on delivering reliable, customer-driven solutions for a wide range of commercial applications, including the construction, infrastructure, quarrying, mining, manufacturing, shipping, transportation, refining, energy and utility industries. We report in five business segments: (i) Aerial Work Platforms; (ii) Construction; (iii) Cranes; (iv) Material Handling & Port Solutions; and (v) Materials Processing.

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

Our Company was incorporated in Delaware in October 1986 as Terex U.S.A., Inc. We have changed significantly since that time, achieving $7.3 billion of net sales in 2012. Much of our growth has been accomplished through acquisitions, and, in the past ten years, we have also focused on becoming a superb operating company.

As we have expanded our operations, our business has become increasingly international in scope, with our products manufactured in North and South America, Europe, Australia and Asia and sold worldwide. We continue to focus on expanding our business globally, with an increased emphasis on developing markets such as China, India, Brazil, Russia and the Middle East.

For financial information about our industry and geographic segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note B – “Business Segment Information” in the Notes to the Consolidated Financial Statements.

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

AWP has the following significant manufacturing operations:

•	Aerial work platform equipment is manufactured in Redmond and Moses Lake, Washington, Umbertide, Italy, Coventry, England and Changzhou, China;

•	Telehandlers are manufactured in Moses Lake, Washington and Umbertide, Italy;

•	Trailer-mounted light towers, trailer-mounted articulated booms and bridge inspection equipment are manufactured in Rock Hill, South Carolina and Hosur, India; and

•	Utility products are manufactured in Watertown and Huron, South Dakota, Betim, Brazil and Changzhou, China.

We have aerial work platform refurbishment facilities located in Waco, Texas and Stockton, California. Additionally, we operate a network of service locations that service and support utility products, aerial devices, overhead cranes and a variety of other Terex® products throughout North America.

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

Construction has the following significant manufacturing operations:

Heavy Construction Equipment

•	Off-highway rigid haul trucks and articulated haul trucks are manufactured in Motherwell, Scotland; and

•	Material handlers are manufactured in Bad Schönborn, Germany.

Compact Construction Equipment

•	Compact track loaders and skid steer loaders are manufactured in Grand Rapids, Minnesota;

•	Site dumpers, compaction equipment and loader backhoes, as well as products for our AWP segment, are manufactured in Coventry, England;

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

Roadbuilding Equipment

•
Cold planers, reclaimers/stabilizers, asphalt plants, asphalt pavers, concrete plants, concrete pavers, concrete placers, material transfer devices and landfill compactors are manufactured in Oklahoma City, Oklahoma;

•	Asphalt plants, asphalt pavers, soil plants, cold planers and micropaving asphalt distributor equipment are manufactured in Cachoeirinha, Brazil;

•	Concrete pavers are manufactured in Canton, South Dakota; and

•	Front and rear discharge concrete mixer trucks are manufactured in Fort Wayne, Indiana

Construction’s North American distribution center is in Southaven, Mississippi and serves as a parts center for Construction and other Terex operations.

We have a minority interest in a Chinese company which manufactures rigid haul trucks in China.

On February 11,  2013, we announced that we entered into a definitive agreement to divest our Roadbuilding operations in Brazil and assets for our asphalt paver, reclaimer stabilizer and material transfer product lines which are currently manufactured in Oklahoma City. The transaction is anticipated to close during the first quarter of 2013. We have also determined that we will be exiting the remaining roadbuilding product lines that we manufacture in Oklahoma City.

CRANES

Our Cranes segment designs, manufactures, services and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, lattice boom truck cranes and truck-mounted cranes (boom trucks), as well as their related components and replacement parts. Our Cranes products are used primarily for construction, repair and maintenance of commercial buildings, manufacturing facilities and infrastructure projects. We market our Cranes products principally under the Terex® brand name.

Cranes has the following significant manufacturing operations:

•	Rough terrain and telescopic crawler cranes are manufactured in Crespellano, Italy;

•	All-terrain cranes, truck cranes, truck-mounted cranes and self-erecting tower cranes are manufactured in Montceau-les-Mines, France;

•	Rough terrain cranes, truck cranes and truck-mounted cranes are manufactured in Waverly, Iowa;

•	Rough terrain cranes are manufactured in Cachoeirinha, Brazil;

•	Lattice boom crawler cranes are manufactured in Oklahoma City, Oklahoma and Jinan, China;

•	Pick and carry cranes are manufactured in Brisbane, Australia;

•	Tower cranes are manufactured in Fontanafredda, Italy;

•	Lattice boom crawler and lattice boom truck cranes, as well as all terrain cranes, are manufactured in Zweibruecken-Dinglerstrasse and Zweibruecken-Wallerscheid, Germany; and

•	Steel assemblies for cranes are manufactured in Bierbach, Germany and Pecs, Hungary.

We have a minority interest in a Chinese company which manufactures truck cranes and truck-mounted cranes in China.

MATERIAL HANDLING & PORT SOLUTIONS

Our Material Handling & Port Solutions (“MHPS”) segment designs, manufactures, refurbishes, services and markets industrial cranes, including standard cranes, process cranes, rope and chain hoists, electric motors, light crane systems and crane components as well as a diverse portfolio of port and rail equipment including mobile harbor cranes, straddle and sprinter carriers, gantry cranes, ship-to-shore cranes, reach stackers, empty container handlers, full container handlers, general cargo lift trucks, automated stacking cranes, automated guided vehicles and terminal automation technology, including software, as well as their related components and replacement parts. Customers use these products for material handling at manufacturing and port and rail facilities. Our MHPS segment also operates an extensive global sales and service network. We market our MHPS products under the Terex® and Demag® brand names and the Terex® name in conjunction with the Gottwald® brand name.

MHPS has the following significant manufacturing operations:

•
Standard cranes are manufactured in Luisenthal, Germany, Banbury, UK, Madrid, Spain, Milan, Italy, Solon, Ohio, Cotia, Brazil, Boksburg, South Africa, Chakan, India, Shanghai, China, and Sydney, Australia;

•	Process cranes are manufactured in Slany, Czech Republic, Boksburg, South Africa, Chakan, India, Shanghai, China, Cotia, Brazil and Sydney, Australia;

•	Rope and chain hoists are manufactured in Wetter an der Ruhr, Germany, Shanghai, China, Milan, Italy and Cotia, Brazil;

•	Electric motors are manufactured in Uslar, Germany;

•	Light crane systems are manufactured in Shanghai, China, Cotia, Brazil, Chakan, India and Wetter an der Ruhr, Germany;

•	Mobile harbor cranes, automated stacking cranes and automated guided vehicles are manufactured in Düsseldorf, Germany;

•
Rubber tired gantry cranes, rail mounted gantry cranes, ship-to-shore cranes, reach stackers, empty container handlers, general cargo lift trucks and other material handling equipment are manufactured in Xiamen, China;

•	Reach stackers are manufactured in Montceau-les-Mines, France;

•	Straddle and sprinter carriers are manufactured in Wurzburg, Germany; and

•	Reach stackers, empty container handlers, full container handlers and general cargo lift trucks are manufactured in Lentigione, Italy.

We offer a range of services for cranes and lifting equipment and operate a global network of more than 220 service stations worldwide.

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

MP has the following significant manufacturing operations:

•	Mobile crushers, mobile screens and washing systems are manufactured in Omagh and Dungannon, Northern Ireland;

•	Mobile crushers and mobile screens are manufactured in Hosur, India, primarily for the Indian market;

•	Base crushers and base screens are manufactured in Subang Jaya, Malaysia and at a Terex facility in Oklahoma City, Oklahoma;

•	Screening equipment is manufactured in Durand, Michigan;

•	Mobile crushers and mobile screens are manufactured in Quanzhou, China primarily for the Chinese market;

•	Base crushers are manufactured in Coalville, England; and

•	Hand-fed chippers and drum-style trailer-mounted and tracked biomass chippers are manufactured in Farwell, Michigan.

We have a North American distribution center in Louisville, Kentucky and service centers in Australia.

OTHER

We may assist customers in their rental, leasing and acquisition of our products through Terex Financial Services (“TFS”). TFS uses its equipment financing experience to provide financing solutions to our customers who purchase our equipment. TFS provides financing support primarily: (i) by facilitating loans and leases between our customers and third party financial institutions; (ii) in the United States and on a limited basis in China, originating, underwriting, documenting, funding and servicing financing transactions directly with end-user customers, distributors and rental companies; and (iii) in a few countries in Europe, purchasing receivables associated with Terex equipment financings that were originated by third party financial institutions. Most of the transactions are fixed and floating rate loans. However, TFS also provides sales-type leases, operating leases and rentals. TFS, in the normal course of business, also sells loans and leases to financial institutions with which it has established relationships.

Although the on-book financing activities of TFS have primarily been limited to the United States, China and several countries in Europe, TFS is continually evaluating the need and opportunity to provide this capability in other countries.

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

Subsequent Events

Subsequent to December 31, 2012, we realigned certain operations in an effort to strengthen our ability to service customers and to recognize certain organizational efficiencies. Our Utilities business, formerly part of our AWP segment, will be consolidated within our Cranes segment for financial reporting periods beginning on or after January 1, 2013. Our Crane America Services business, formerly part of our MHPS segment, and our legacy AWP services business, formerly part of our AWP segment, will both be consolidated within our Cranes segment for financial reporting periods beginning on or after January 1, 2013 and will be run together as our North America Services business.

BUSINESS STRATEGY

General

We operate a diverse portfolio of specialized machinery businesses that serve numerous end-user applications and geographic markets. Our diverse portfolio reduces the impact of any one application or market on business results while our focus on machinery-related businesses brings common operational characteristics that enable business efficiency.

Mergers and acquisitions have played an important role in the history of our Company and we will continue to evaluate new opportunities that can enhance our business portfolio while creating opportunities to leverage market presence, operational capabilities, or both. However, our current focus is on operational improvement, not acquisitions, as the main driver of financial performance.

Over the past several years, we have changed our business portfolio to better balance business drivers and strengthen the capabilities of our Company. We have moved from what was predominantly a mining and construction equipment company to a more diverse portfolio that serves numerous end markets. Sales to customers in the construction and mining industries, which comprised approximately 80% of our revenue as recently as 2008, accounted for approximately 50% of our revenue in 2012. We have transitioned ourselves to become a lifting and material handling solutions company.

Another principle of the Terex portfolio is category leadership, with the goal of achieving a top three position within the primary markets that we serve. This goal shapes both acquisition and operating strategies in our company. As of 2012, approximately 75% of revenue was generated in areas where Terex is a top three competitor in the market served.

Our 2011 acquisition of Demag Cranes AG was a major step toward achieving these objectives. This acquisition enhanced our existing port equipment business, added a new position in overhead cranes for the industrial environment, and brought a mature set of service capabilities that we believe can be transformative within Terex. In 2012, we began to integrate Demag Cranes AG into our Company and expect to make further progress in 2013.

We remain committed to increasing our presence in developing markets such as China, India, Brazil, Russia and the Middle East. During 2011 and 2012, we strengthened our position in developing markets, acquiring a utility equipment and energized electrical line work tools company in Brazil, as well as forming a joint venture that we believe will enhance our production and distribution presence in Russia.

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

Our Operational Efficiency goal is to achieve the highest return on invested capital in our peer group. This implies an efficient factory footprint, efficient supply and delivery chains, and a lean mindset that help eliminate waste throughout our processes for production, delivery, and service to the customer using the Terex Business System (as explained below). It is not our goal to be the lowest priced competitor, but to have the ability to compete on price when necessary. Competition in all of our businesses is intense and we must position ourselves to compete more effectively during all phases of future business cycles.

Global Growth is critical to our future success. We believe that success in developing markets is both an opportunity and a necessity for many of our businesses. Developing markets are also increasingly important supply bases in our industries. We have been active for several years at sourcing components and products from developing markets and intend to pursue such opportunities aggressively in the future.

We remain committed to becoming a stronger and more effective company tomorrow than we are today. To succeed, we must focus on what makes our individual businesses strong while also working together across our businesses to harness the strength of the Company as a whole. We continue to strengthen our management team and processes in order to meet these goals.

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

The Terex Business System

Our operational principles are based on the “Terex Business System,” or “TBS.” TBS is the framework around which we build our capabilities as a superb operating company to achieve our long-term goals. Founded on lean concepts, TBS is a set of guiding principles and business processes that collectively define who we are and how we do what we do. TBS is our playbook to deliver our customer, team member and financial goals. It aligns the Company globally with repeatable, teachable processes that harness the full potential of our team members. TBS is not the business strategy; it supports the business strategy. We anticipate that TBS will provide us a competitive advantage through the use of customer-centric tools that continually enhance customer responsiveness and eliminate waste.

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

•	Loader backhoes incorporate a front-end loader and rear excavator arm. They are used for loading, excavating and lifting in many construction and agricultural related applications.

•	Our compaction equipment ranges from pedestrian single drum to ride-on tandem rollers.

•	Excavators in the compact equipment category include mini, mobile and midi excavators used in the general construction, landscaping and rental businesses.

•	Wheel loaders are used for loading and unloading materials. Applications include residential and non-residential construction, waste management and general construction.

•	Site dumpers are used to move smaller quantities of materials from one location to another, and are primarily used for construction applications.

•	Compact track loaders and skid steer loaders are used for loading and unloading materials in construction, industrial, rental, agricultural and landscaping businesses.

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

•	Our concrete pavers are used to finish bridges, concrete streets, highways and airport surfaces.

•	Concrete placers transfer materials from trucks in preparation for paving.

•	Cold planers mill and reclaim deteriorated asphalt pavement, leaving a level, textured surface upon which new paving material is placed.

•
Our reclaimers/stabilizers are used to add load-bearing strength to the base structures of new highways and new building sites. They are also used for in-place reclaiming of deteriorated asphalt pavement.

•	We produce landfill compactors used to compact refuse at landfill sites.

CRANES

We offer a wide variety of cranes, including mobile telescopic cranes, tower cranes, lattice boom crawler cranes, lattice boom truck cranes and boom trucks.

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

LATTICE BOOM CRAWLER AND LATTICE BOOM TRUCK CRANES. Lattice boom crawler and lattice boom truck cranes are designed to lift material on rough terrain and can maneuver while bearing a load. The boom is made of tubular steel sections, which, together with the base unit, are transported to and erected at a construction site. Applications include wind turbine erection.

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

PORT SOLUTIONS. We manufacture mobile harbor cranes, wide span gantry cranes, ship-to-shore gantry cranes, rubber tired and rail mounted gantry cranes, straddle carriers, sprinter carriers, reach stackers, empty container handlers, full container handlers, general cargo lift trucks, automated stacking cranes, automated guided vehicles and software solutions for logistic terminals.

•
Mobile harbor cranes are used for material handling at ports, including general cargo handling, shipping containers and bulk materials such as coal, iron ore and grain. Mobile harbor cranes can travel around the port as needed and have the ability to move large loads. Mobile harbor cranes can be fitted with a variety of attachments for handling different types of cargo.

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

SERVICES. We offer a range of services for cranes and lifting equipment consisting of field services, refurbishment and spare parts, as well as consultancy and training services regarding the use of our crane systems. Our services are provided on our own products and also on third-party products and related equipment.

MATERIALS PROCESSING

Materials processing equipment is used in processing aggregate materials for roadbuilding applications and is also used in the quarrying, mining, demolition, recycling, landscaping and biomass production industries. Our materials processing equipment includes crushers, screens and feeders, washing systems as well as wood and biomass chippers.

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

Washing system products include a completely mobile, single chassis washing plant incorporating separation, washing, dewatering and stockpiling. We manufacture mobile and stationary screening rinsers, bucket-wheel dewaterers, scrubbing devices for aggregate, a mobile cyclone for maximum retention of sand particles, silt extraction systems, stockpiling conveyors and a sand screw system as an alternative to bucket-wheel dewaterers. We also manufacture washing screens, which are used to separate, wash, scrub, dewater and stockpile sand and gravel.

Biomass chippers are used by biomass producers, land developers and contractors to produce chips for energy or for the clearing of large sites. Hand-fed chippers are used by landscapers, rental companies, utilities, arborists, and municipalities to cut tree limbs or trunks into wood chips.

PRODUCT CATEGORY SALES

The following table lists our main product categories and their percentage of our total sales:

	PERCENTAGE OF SALES
PRODUCT CATEGORY	2012	2011	2010
Aerial Work Platforms	20%	19%	15%
Mobile Telescopic & Truck Cranes	16	17	23
Materials Processing Equipment	13	12	12
Port Equipment *	9	9	8
Compact Construction Equipment	8	10	10
Heavy Construction Equipment	7	9	9
Material Handling *	7	4	—
Services *	6	3	—
Lattice Boom Crawler & Tower Cranes	5	7	8
Utility Equipment	4	4	7
Telehandlers & Light Construction Equipment	4	4	3
Roadbuilding Equipment	1	2	5
TOTAL	100%	100%	100%
* Demag Cranes AG sales included from August 16, 2011, date of acquisition

BACKLOG

Our backlog as of December 31, 2012 and 2011 was as follows:

	December 31,
	2012	2011
	(in millions)
AWP	$652.3	$652.1
Construction	209.0	243.1
Cranes	482.2	532.7
MHPS	595.2	652.1
MP	70.4	80.7
Total	$2,009.1	$2,160.7

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

Our overall backlog amounts at December 31, 2012 decreased $151.6 million from our backlog amounts at December 31, 2011, due to lower demand in most segments while maintaining strong demand for AWP orders.

Our AWP segment backlog was stable year over year. We experienced less volatility in North American order patterns for our aerial work platform products. Overall, AWP customers continue to replace aged fleets to have sufficient product available to meet current utilization rates and are exhibiting confidence in expected end user demand. Increased orders in Latin America were generally offset by decreased orders in Australia as customers in 2011 placed more orders due to incentives for advanced orders at that time. A slight decrease in demand for our utility products was generally offset by increased pricing in 2012.

Construction segment backlog at December 31, 2012 decreased approximately 14% from December 31, 2011. This decrease over the prior year was primarily due to lower demand for compact construction equipment and the effect of a high backlog in 2011 due to long lead times for compact construction equipment.

The backlog at our Cranes segment decreased approximately 9% from December 31, 2011. This decrease over the prior year was primarily due to the segment's focus on margins and from lower demand for all-terrain cranes in most European markets due to macro-economic factors. This was largely offset by continued strong demand in North America for rough terrain and truck cranes.

Our MHPS segment backlog decreased approximately 9% from December 31, 2011. This decrease over the prior year was primarily due to delayed orders for mobile harbor cranes, straddle carriers and industrial cranes as a result of economic uncertainty. These decreases were partially offset by orders received in 2012 for automated port technology products.

Our MP segment backlog at December 31, 2012 decreased approximately 13% from December 31, 2011. This decrease over the prior year was primarily due to softening demand in European markets where financing and demand are still challenging, causing dealers to delay the replenishment of their historically low inventories. We also experienced lower market demand in India.

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

CRANES

We market our crane products globally, optimizing assorted channel marketing systems including a distribution network and a direct sales force. We have direct sales, primarily to specialized crane rental companies, in certain crane markets such as Australia, the United Kingdom, Germany, Spain, Belgium, Italy, France and Scandinavia to offer comprehensive service and support to customers. Distribution via a dealer network is often utilized in other geographic areas, including the United States.

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

RESEARCH AND DEVELOPMENT

We maintain engineering staff primarily at our manufacturing locations to conduct research and development for site-specific products. Our businesses also assess global trends to understand future needs of our customers and help us decide which technologies to implement in future development projects. In addition, our engineering center in India supports our engineering teams worldwide through new product design, existing product design improvement and development of products for local markets. Continually monitoring our materials, manufacturing and engineering costs is essential to identify possible savings, then leverage those savings to improve our competitiveness and our customers’ return on investment. Our engineering expenses are primarily incurred to develop (i) additional applications and extensions of our existing product lines to meet customer needs and take advantage of growth opportunities and (ii) customer responsive enhancements and continuous cost improvements of existing products.

Our engineering focus mirrors the business priorities of delivering customer responsive solutions, growing in developing markets, complying with evolving regulatory standards in our global markets and applying our lean manufacturing principles by standardizing products, rationalizing components and strategically aligning with select global suppliers. Our engineering teams in China, India and Brazil represent our commitment to engineering products for developing markets. They take equipment technology from the developed markets and translate it to appropriate technology for developing markets using the experience and cultural understanding of engineering teams native to those markets.

Product change driven by regulations requiring Tier 4 emissions compliance in most of our diesel engine powered machinery was an important part of our engineering priorities in 2011 and 2012 and will be a major emphasis of our product development programs through 2015 as we move through the engine-horsepower dependent phase-in of Tier 4 regulations across our various diesel-engine equipped products. We have also focused on producing more cost-effective, eco-friendly solutions with the development, implementation and launch of battery-powered automated guided vehicles in our MHPS segment.

Costs incurred to develop new products or improve existing products of continuing operations increased slightly in 2011 and 2012 as compared to 2010 due to new product development, increased work associated with ramping up production and the addition of the MHPS segment, and were $75.6 million, $73.7 million and $59.9 million in 2012, 2011 and 2010, respectively. We have continued our commitment to appropriate levels of engineering spending, commensurate with our level of vertical integration, in order to meet our customer needs, uphold competitive functionality of our products and maintain regulatory compliance in all the markets that we serve.

MATERIALS

Principal materials and components that we use in our manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. In 2012, input cost increases in tires and certain purchased components were generally offset by reductions in steel prices and competitive sourcing activities. We did incur some net material cost increases as a result of legislation (primarily Tier 4 emission standards) and performance based changes in certain product areas, particularly engines.

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Current and potential suppliers are evaluated regularly on their ability to meet our requirements and standards. We actively manage our material supply sourcing, and employ various methods to limit risk associated with commodity cost fluctuations and availability. The inability of suppliers, especially any single source suppliers for a particular business, to deliver materials and components promptly could result in production delays and increased costs to manufacture our products. We have designed and implemented plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base globally, leveraging our overall purchasing volumes to obtain favorable quantities and developing a closer working relationship with key suppliers. We are focusing on gaining efficiencies with suppliers based on our global purchasing power and resources.

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

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS
Aerial Work Platforms	Portable Material Lifts and Portable Aerial Work Platforms	Oshkosh (JLG), Vestil, Sumner

	Boom Lifts	Oshkosh (JLG), Haulotte, Linamar (Skyjack), Tanfield (Snorkel) and Aichi

	Scissor Lifts	Oshkosh (JLG), Linamar (Skyjack), Haulotte, Manitou and Tanfield (Snorkel)

	Telehandlers	Oshkosh (JLG, Skytrak, Caterpillar and Lull brands), JCB, CNH, Merlo and Manitou (Gehl)

	Trailer-mounted Light Towers	Allmand Bros., Magnum and Doosan

	Bridge Inspection Equipment	Moog USA and Barin

	Utility Equipment	Altec and Time Manufacturing (Versalift)

Construction	Articulated Off-highway Trucks & Rigid Off-highway Trucks	Volvo, Caterpillar, Doosan, John Deere, Bell, Liebherr and Komatsu

	Material Handlers	Liebherr, Sennebogen, Linkbelt, Exodus and Caterpillar

	Wheel Loaders	Caterpillar, Volvo, Kubota, Kawasaki, John Deere, Komatsu, Hitachi, CNH, Liebherr and Doosan

	Loader Backhoes	Caterpillar, CNH, JCB, Komatsu, Volvo and John Deere

	Compaction Equipment	Caterpillar, Bomag, Amman, Dynapac and Hamm

	Mini Excavators	Doosan (Bobcat), Yanmar, Volvo, Takeuchi, IHI, CNH, Caterpillar, John Deere, Neuson and Kubota

	Midi Excavators	Komatsu, Hitachi, Volvo and Yanmar

	Site Dumpers	Thwaites and AUSA

	Skid Steer Loaders	Doosan (Bobcat), Caterpillar, CNH, John Deere, Takeuchi, Manitou (Gehl), Volvo and Kubota

	Compact Track Loaders	Doosan (Bobcat), Caterpillar, CNH, John Deere, Takeuchi, Volvo and Manitou (Gehl)

	Tunneling Equipment	Caterpillar and Liebherr

	Asphalt Pavers and Transfer Devices	Volvo (Blaw-Knox), Fayat (Bomag), Caterpillar, Wirtgen (Ciber and Vogele), Atlas Copco (Dynapac), and Astec (Roadtec)

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS
	Asphalt Plants	Astec Industries, Gencor Corporation, All-Mix, Ciber and ADM

	Cold Planers	Fayat (Bomag), Caterpillar, Atlas Copco (Dynapac), Wirtgen and Astec Industries (Roadtec)

	Concrete Production Plants	Con-E-Co, Astec Industries, Erie Strayer, Helco, Hagen and Stephens

	Concrete Pavers	Gomaco, Wirtgen, Power Curbers and Guntert & Zimmerman

	Concrete Placers	Gomaco, Wirtgen and Guntert & Zimmerman

	Concrete Mixers	Oshkosh, London and Continental Manufacturing

	Landfill Compactors	Al-Jon, Fayat (Bomag) and Caterpillar

	Reclaimers/Stabilizers	Caterpillar, Astec Industries (Roadtec), Wirtgen and Fayat (Bomag)

Cranes	Mobile Telescopic Cranes	Liebherr, Manitowoc (Grove), Tadano-Faun, Sumitomo (Link-Belt), XCMG, Kato, Zoomlion and Sany

	Tower Cranes	Liebherr, Manitowoc (Potain), Comansa, Zoomlion, Sany, XCMG and Wolffkran

	Lattice Boom Crawler Cranes	Manitowoc, Sumitomo (Link-Belt), Liebherr, Hitachi, Kobelco, XCMG, Zoomlion, Fushun and Sany

	Lattice Boom Truck Cranes	Liebherr

	Truck-Mounted Cranes	Manitowoc (National Crane), Altec and Manitex

Material Handling & Port Solutions	Industrial Cranes	Konecranes, Columbus McKinnon, ABUS, Kito, GH and OMIS

	Mobile Harbor Cranes and Automated Port Technology	Liebherr, Konecranes, Cargotec, Zhenua Port Machinery (ZPMC) and Künz

	Reach Stackers	Cargotec (Kalmar), Hyster, Konecranes (SMV), Taylor, Dalian, CVS Ferrari and Liebherr

	Straddle Carriers	Cargotec (Kalmar), CVS Ferrari and Konecranes

	Rubber Tired and Rail Mounted Gantry Cranes	Zhenua Port Machinery (ZPMC), Liebherr, Konecranes, Cargotec (Kalmar), Doosan, Hyundai and Mitsui Engineering & Shipbuilding

	Ship-to-Shore Gantry Cranes	Zhenua Port Machinery (ZPMC), Liebherr, Konecranes, Cargotec (Kalmar), Samsung, Doosan, Hyundai and Mitsui Engineering & Shipbuilding

	Empty Container Handlers, Full Container Handlers and General Cargo Lift Trucks	Cargotec (Kalmar), Hyster, Linde, CVS Ferrari, Konecranes (SMV), Svetruck and Sany

Materials Processing	Crushing Equipment	Metso, Astec Industries, Sandvik, Komatsu and Kleemann

	Screening Equipment	Metso, Astec Industries and Sandvik

	Washing systems	McLanahan, Astec Industries, CDE Global and GreyStone

	Chippers	Vermeer, Bandit and Morbark

MAJOR CUSTOMERS

None of our customers accounted for more than 10% of our consolidated sales in 2012. In 2012, our largest customer accounted for less than 3% of our net sales and our top ten customers in the aggregate accounted for less than 14% of our net sales.

EMPLOYEES

As of December 31, 2012, we had approximately 21,300 employees, including approximately 5,900 employees in the U.S. Approximately 6% of our employees in the U.S. are represented by labor unions. Outside of the U.S., we enter into employment contracts and collective agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. We generally consider our relations with our employees to be good.

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

We generate hazardous and non-hazardous wastes in the normal course of our manufacturing operations. As a result, we are subject to a wide range of environmental laws and regulations. All of our employees are required to obey all applicable health, safety and environmental laws and regulations and must observe the proper safety rules and environmental practices in work situations. These laws and regulations govern actions that may have adverse environmental effects, such as discharges to air and water, and require compliance with certain practices when handling and disposing of hazardous and non-hazardous wastes. These laws and regulations would also impose liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances, should any of such events occur. We are committed to complying with these standards and monitoring our workplaces to determine if equipment, machinery and facilities meet specified safety standards. Each of our facilities is subject to an environmental audit at least once every three years to monitor compliance and no incidents have occurred which required us to pay material amounts to comply with such laws and regulations. We are dedicated to seeing that safety and health hazards are adequately addressed through appropriate work practices, training and procedures. For example, we have reduced lost time injuries in the workplace since 2007 and we continue to work toward a world-class level of safety practices in our industry.

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

The use and operation of our equipment in an environmentally conscious manner is an important priority for Terex. We are aware of global discussions regarding climate change and the impact of greenhouse gas emissions on global warming. We are increasing our production of products that have lower greenhouse gas emissions in response to both regulatory initiatives and anticipated market demand trends. For example, starting in 2010, one of our most significant design priorities was to include Tier 4 emission compliant diesel engines in our machinery. This continued to be a priority in 2012 and will be a major emphasis of our product development programs through 2015 as we move through the engine-horsepower dependent phase-in of Tier 4 regulations across our diesel-engine equipped products. We manufacture a utility truck that uses plug-in electric hybrid technology to save fuel, reduce emissions and reduce noise in residential areas. Similarly, our MHPS segment offers hybrid drive diesel-hydraulic and diesel-electric systems on certain of its port equipment products.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, GEOGRAPHIC AREAS AND EXPORT SALES

Information regarding foreign and domestic operations, export sales and segment information is included in Note B – “Business Segment Information” in the Notes to the Consolidated Financial Statements.

SEASONAL FACTORS

Over the past several years, our business has become less seasonal. As we have grown, diversified our product offerings and expanded the geographic reach of our products, our sales have become less dependent on construction products and sales in the United States and Europe. As we enter 2013, we expect the overall economic environment will be more of a factor on our sales than historical seasonal trends.

WORKING CAPITAL

Our businesses are working capital intensive and require funding to purchase production and replacement parts inventories, capital expenditures to repair, replace and upgrade existing facilities, as well as finance receivables from customers and dealers. We have debt service requirements, including semi-annual interest payments on our outstanding notes and quarterly interest payments on our bank credit facility. We believe cash generated from operations, together with availability under our bank credit facility and cash on hand, provide us with adequate liquidity to meet our operating and debt service requirements. See Item 1A “Risk Factors” for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business. We will continue to pursue cash generation opportunities, including reducing costs and working capital, reviewing alternatives for under-utilized assets, and selectively investing in our businesses to promote growth opportunities.

AVAILABLE INFORMATION

We maintain a website at www.terex.com. We make available on our website under “About Terex” – “Investor Relations” – “SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the SEC. In addition, we make available on our website under “About Terex” – “Investor Relations” – “Corporate Governance,” free of charge, our Audit Committee Charter, Compensation Committee Charter, Corporate Responsibility and Strategy Committee Charter, Governance and Nominating Committee Charter, Corporate Governance Guidelines and Code of Ethics and Conduct. In addition, the foregoing information is available in print, without charge, to any stockholder who requests these materials from us.

OTHER INFORMATION

Iran Related Activities

Effective April 30, 2010, we adopted an internal policy prohibiting any transactions where Terex knows or has reason to believe that such equipment or parts would be destined for Iran unless for humanitarian purposes. This policy applies to both U.S. and non-U.S. subsidiaries and joint ventures controlled by Terex even if the transaction otherwise would be permissible under U.S. law. In the very limited circumstances where existing contractual obligations of non-U.S. subsidiaries and controlled joint ventures required the supply of equipment, parts or aftermarket service to entities in Iran, obligations under these contracts were to be completed as quickly as possible provided that the transactions were compliant with U.S. law (“Winding Down Transactions”). Subsequently on March 26, 2011, we revised our policy and eliminated the ability to engage in any Winding Down Transactions.

We acquired a majority interest in Demag Cranes AG on August 16, 2011, but did not obtain management control over Demag Cranes AG and its subsidiaries until April 18, 2012. Once we obtained management control, Demag Cranes AG and its subsidiaries subsequently adopted the Company’s internal policy on sales into Iran effective June 4, 2012. However, between January 1, 2012 and June 4, 2012, certain subsidiaries of Demag Cranes AG exported certain products into Iran.

Pursuant to Section 13(r) of the Securities Exchange Act of 1934, we are required to provide disclosure if, during 2012, we or any of our affiliates have engaged in transactions or dealings with the government of Iran that have not been specifically authorized by a U.S. federal department or agency.

During the year ended December 31, 2012 (and prior to the June 4, 2012 implementation of the Terex policy at Demag Cranes AG and its subsidiaries), Demag Cranes and Component GmbH (“DCC”), a German subsidiary of Demag Cranes AG, exported from Germany overhead crane components and spare parts to three entities in Iran, National Iranian Copper Industries Co. (“NICIC”), Hormozgan Steel Complex (“HSC”) and Farabi Industrial & Agricultural Co. (“FIA”), which, based on information available to us, we believe are or may be owned or controlled by the Government of Iran.  All of the transactions occurred prior to the October 9, 2012 date of the Presidential Executive Order that made it a violation of U.S. law for owned or controlled foreign subsidiaries to knowingly engage in transactions with the Government of Iran or any person subject to the jurisdiction of the Government of Iran and prior to August 10, 2012, the date of enactment of the Iran Threat Reduction and Syria Human Rights Act of 2012.

The decision to provide the overhead crane components and spare parts was made and performed by a foreign entity and were permissible under applicable law when they were executed. The gross revenue values for DCC for the transactions with NICIC, HSC and FIA were €1,772, €5,932 and €18,174, respectively and the profit values for DCC for the transactions with NICIC, HSC and FIA were €755, €3,087 and €11,989, respectively. The last transaction generating revenue occurred on February 23, 2012, although DCC supplied warranty parts on April 18, 2012 for which they were not paid.

As a result of our policy against any sales into Iran unless for humanitarian purposes, neither Terex nor any of its foreign subsidiaries intend to conduct any future transactions into Iran.

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

Demand for our products tends to be cyclical and is impacted by the general strength of the economies in which we sell our products, prevailing interest rates, residential and non-residential construction spending, the capital expenditure allocations of our customers and other factors. While demand in many of our end markets has rebounded from historical lows that we experienced in 2009, such demand depends on the global economy and may not be sustainable. The global economy has continued to experience uneven recovery and significant financial uncertainty. We cannot provide any assurance that the global economic weakness of the past several years will not continue or become more severe. Recently, there have been increasing concerns about several European economies. Further, certain countries in Asia and Latin America have experienced slower growth rates than the prior year and there have been mixed economic signs in the U.S. If the global economy weakens it may cause customers to continue to forego or postpone new purchases in favor of reducing their existing fleets or refurbishing or repairing existing machinery.

Concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. Concerns over the effect of this uncertainty on financial institutions globally, and national debt and fiscal concerns in various regions, could have an adverse impact on the capital markets generally, and more specifically on our ability and our customers, suppliers and lenders to finance their respective businesses, to access liquidity at acceptable financing costs, if at all, on the availability of supplies and materials and on the demand for our products.

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

We may face limitations on our ability to integrate acquired businesses, including Demag Cranes AG.

From time to time, we engage in strategic transactions involving risks, including the possible failure to successfully integrate and realize the expected benefits of such transactions. We have consummated many acquisitions in the past and anticipate making additional acquisitions in the future. In the second half of 2011, we acquired approximately 81% of the outstanding shares of Demag Cranes AG, bringing our ownership total to approximately 82%. Our ability to realize the anticipated benefits of the purchase, including the expected combination benefits, will depend, to a large extent, on our ability to integrate the businesses of both companies. We were unable to begin any meaningful integration of the companies until a Domination and Profit and Loss Transfer Agreement was put in place, which did not happen until April 2012.

The integration is now underway and management is devoting significant attention and resources to the integration process, which may disrupt our business and, if implemented ineffectively, could preclude realization of the full benefits we expect. The risks associated with the Demag Cranes AG acquisition and our other past or future acquisitions include:

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

•	we may experience problems in retaining customers.

The successful integration of any previously acquired or newly acquired business also requires us to implement effective internal control processes in these acquired businesses. While we believe we have successfully integrated acquisitions to date, we cannot ensure that previously acquired or newly acquired companies will operate profitably, that the intended beneficial effect from these acquisitions will be realized and that we will not encounter difficulties in implementing effective internal control processes in these acquired businesses, particularly when the acquired business operates in foreign jurisdictions and/or was privately owned. See the risk factor entitled “We must comply with an injunction and related obligations resulting from the settlement of an SEC investigation” for additional consequences if we were to commit a violation of the reporting and internal control provisions of the federal securities laws. In addition, to the extent that we are seeking acquisitions in machinery and industrial businesses that are significantly different from our existing operations, there will be added risks and challenges for managing and integrating these businesses. Further, we may need to consolidate or restructure our acquired or existing facilities, which may require expenditures related to reductions in workforce and other charges resulting from these consolidations or restructuring activities, such as the write-down of inventory and lease termination costs. Any of the foregoing could adversely affect our business and results of operations.

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

Our total long-term debt at December 31, 2012 was $2,098.7 million. Our credit agreement, and other debt agreements, contain financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. While we are currently in compliance with the financial covenants, increases in our debt or decreases in our earnings could cause us to fail to comply with these financial covenants. Failing to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our financial position, results of operation and debt service capability.

Our level of debt and the financial and restrictive covenants contained in our credit agreement could have important consequences on our financial position and results of operations, including increasing our vulnerability to increases in interest rates because debt under our credit agreement bears interest at variable rates.

We may be unable to generate sufficient cash flow to service our debt obligations.

Servicing our debt requires a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control and our business may not generate sufficient cash flow from operating activities. Our ability to make payments on, and refinance, our debt and fund planned capital expenditures will depend on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Lower sales, or uncollectible receivables, generally will reduce our cash flow.

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

Our access to capital markets to raise funds through the sale of equity or debt securities is subject to various factors, including general economic and/or financial market conditions. Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce our earnings and cash flows. If our consolidated cash flow coverage ratio is less than 2.0 to 1.0, we are subject to significant restrictions on the amount of indebtedness that we can incur. Although our cash flow coverage ratio was greater than 2.0 to 1.0 at the end of 2012, there can be no assurance that this will continue to occur.

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

In addition, in the past several years a number of large financial institutions have either failed or relied on the assistance of governments to continue to operate as a going concern. Although we believe that the banks participating in our credit facility have adequate capital and resources, we can provide no assurance that all of these banks will continue to operate as a going concern in the future. If any of the banks in our lending group were to fail or be unwilling to renew our credit facility at or prior to its expiration, it is possible that the borrowing capacity under our current or any future credit facility would be reduced. If the availability under our credit facility was reduced significantly, we could be required to obtain capital from alternate sources to finance our capital needs. Our options for addressing such capital constraints would include, but not be limited to (i) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of our credit facility, or (ii) accessing the public capital markets. If it becomes necessary to access additional capital, it is possible that any such alternatives in the current market could be on terms less favorable than under our existing credit facility terms, which could have a negative impact on our consolidated financial position, results of operations or cash flows.

Our business is sensitive to government spending.

Many of our customers depend substantially on government funding of highway construction, maintenance and other infrastructure projects. In addition, we sell products to governments and government agencies in the U.S. and other nations. Policies of governments attempting to address local deficit or structural economic issues could have a material impact on our customers and markets. Any decrease or delay in government funding of highway construction and maintenance, other infrastructure projects and overall government spending could cause our revenues and profits to decrease.

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

We rely on key management.

We rely on the management and leadership skills of our senior management team, particularly Ronald M. DeFeo, our Chairman of the Board and Chief Executive Officer. Mr. DeFeo has been with us since 1992, serving as Chief Executive Officer since 1995 and Chairman since 1998, guiding the transformation of Terex during that time. We have an employment agreement with Mr. DeFeo, which expires on December 31, 2015. We could be harmed by the loss of any of our senior executives or other key personnel in the future.

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

We assist customers in their rental, leasing and acquisition of our products through TFS. We provide financing for some of our customers, primarily in the U.S., to acquire and use our equipment through loans, sales-type leases, and operating leases. TFS enters into these financing agreements with the intent either to hold the financing until maturity or to sell the financing to a third party within a short time period. Until such financing obligations are satisfied through either customer payments or a third party sale, we retain the risks associated with such customer financing. Our results could be adversely affected if such customers default on their contractual obligations to us or if the residual values of such equipment on these transactions decline below the original estimated values.

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

As of December 31, 2012, we had trade receivables of $1,077.7 million. We evaluate the collectability of open accounts, finance receivables and note receivables based on a combination of factors and establish reserves based on our estimates of probable losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to collect. We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of our customers and past collections experience. Continued economic uncertainty could result in additional requirements for specific reserves, which could have a negative impact on our consolidated financial position.

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

We are subject to the Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit engaging in corruption for the purpose of obtaining or retaining business. Our global activities and distribution model are subject to the risk of corruption by our employees and in addition, our sales agents, distributors, dealers and other third parties that transact Terex business particularly because these parties are generally not subject to our control. We have an internal policy that expressly prohibits engaging in any commercial bribery and public corruption, including facilitation payments. We conduct corruption risk assessments, we have implemented training programs for our employees with respect to the Company’s prohibition against public corruption and commercial bribery, and we perform reputational due diligence on certain third parties that transact Terex business. In addition, we conduct transaction testing to assess compliance with our internal anti-corruption policy and procedures. However, we cannot assure you that our policies, procedures and programs always will protect us from reckless or criminal acts committed by our employees or third parties that transact Terex business. We have a zero tolerance policy for violations of anti-corruption laws and our anti-corruption policy. In the event that we believe or have reason to believe that our employees, agents, distributors or other third parties that transact Terex business have or may have violated applicable anti-corruption laws, including the FCPA, we investigate or have outside counsel investigate the relevant facts and circumstances. Any violations of the FCPA or other anti-corruption laws could result in significant fines, criminal sanctions against us or our employees, prohibitions on the conduct of our business, including our business with the U.S. government, and a violation of our injunction or cease and desist order with the SEC. See Risk Factor entitled, “We must comply with an injunction and related obligations resulting from the settlement of an SEC investigation.”

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

As of December 31, 2012, we employed approximately 21,300 people worldwide. While we have no reason to believe that we will be impacted by work stoppages or other labor matters, we cannot assure that future issues with our team members or labor unions will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our team members. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce.

Compliance with environmental regulations could be costly and require us to make significant expenditures.

We generate hazardous and nonhazardous wastes in the normal course of our manufacturing operations. As a result, we are subject to a wide range of environmental laws and regulations. These laws and regulations govern actions that may have adverse environmental effects and require compliance with certain practices when handling and disposing of hazardous and nonhazardous wastes. These laws and regulations also impose liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances, should any of such events occur. No such incidents have occurred which required us to pay material amounts to comply with such laws and regulations.

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

As of December 31, 2012, our principal manufacturing, warehouse, service and office facilities comprised a total of approximately 14 million square feet of space worldwide. The following table outlines the principal manufacturing, warehouse, service and office facilities owned or leased (as indicated below) by the Company and its subsidiaries:

BUSINESS UNIT	FACILITY LOCATION	BUSINESS UNIT	FACILITY LOCATION

Terex (Corporate Offices)	Westport, Connecticut (1)	MHPS	Solon, Ohio
AWP	Rock Hill, South Carolina		Sydney, Australia
	Huron, South Dakota		Salzburg, Austria
	Watertown, South Dakota		Cotia, Brazil
	Moses Lake, Washington (1)		Shanghai, China (1)
	North Bend, Washington (1)		Xiamen, China
	Redmond, Washington (1)		Slany, Czech Republic
	Darra, Australia (1)		Banbury, England (1)
	Betim, Brazil (1)		Düsseldorf, Germany
	Changzhou, China		Luisenthal, Germany
	Umbertide, Italy		Uslar, Germany
Construction	Fort Wayne, Indiana		Wetter an der Ruhr, Germany
	Southaven, Mississippi (1)		Würzburg, Germany
	Grand Rapids, Minnesota		Chakan, India (1)
	Oklahoma City, Oklahoma		Lentigione, Italy
	Canton, South Dakota		Milan, Italy (1)
	Cachoeirinha, Brazil		Boksburg, South Africa
	Coventry, England (1)		Madrid, Spain (1)
	Bad Schoenborn, Germany		Dietlikon, Switzerland
	Crailsheim, Germany	MP	Durand, Michigan
	Gerabronn, Germany		Farwell, Michigan (1)
	Langenburg, Germany		Quanzhou, China
	Rothenburg, Germany (2)		Coalville, England
	Greater Noida, Uttar Pradesh, India (1)		Hosur, India
	Motherwell, Scotland (1)		Subang Jaya, Malaysia (1)
Cranes	Waverly, Iowa		Omagh, Northern Ireland (1)
	Brisbane, Australia (1)		Dungannon, Northern Ireland (1)
Jinan, China
Long Crendon, England
Montceau-les-Mines, France
Bierbach, Germany (1)
Zweibruecken-Dinglerstrasse, Germany
Zweibruecken-Wallerscheid, Germany (1)
Pecs, Hungary (1)
Crespellano, Italy
Fontanafredda, Italy

(1)	These facilities are either leased or subleased.

(2)	Approximately 50% of this facility is leased.

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

General

As described in Note Q – “Litigation and Contingencies” in the Notes to the Consolidated Financial Statements, we are involved in various legal proceedings, including product liability, general liability, workers’ compensation liability, employment, commercial and intellectual property litigation, which have arisen in the normal course of operations. We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risk required by law or contract with retained liability to us or deductibles. We believe that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position. However, the outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in us incurring significant liabilities which could have a material adverse effect on our results of operations.

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

Post-Closing Dispute with Bucyrus

We were involved in a dispute with Bucyrus International, Inc. (“Bucyrus,” which was subsequently purchased by Caterpillar, Inc., (“Caterpillar”)) regarding the calculation of the value of the net assets of the Mining business (the “Dispute”). Bucyrus initially provided us with their calculation of the net asset value of the Mining business, which sought a payment of approximately $149 million from us to Bucyrus. In January 2013, we reached an agreement with Caterpillar that settled the Dispute. As part of the settlement, we made a payment to Caterpillar of an immaterial amount.

Powerscreen Patent Infringement Lawsuit

On December 6, 2010, we received an adverse jury verdict in the amount of $15.8 million in a patent infringement lawsuit brought against Powerscreen International Distribution Limited (“Powerscreen”) and Terex by Metso in the United States District Court for the Eastern District of New York. The lawsuit involved a claim by Metso that the folding side conveyor of certain Powerscreen screening plants violated a patent held by Metso in the United States. Following the verdict, Metso sought additional relief, including, additional damages, attorney’s fees, interest and trebling of all such amounts. On December 9, 2011, the District Court entered a judgment in support of the jury verdict and issued an injunction preventing marketing or selling of certain models of Powerscreen mobile screening plants with the alleged infringing folding side conveyor design in the United States. Metso was also awarded certain additional damages, interest and doubling of all such amounts. The Court declined to calculate the final amount of monetary damages pending outcome of the appeal. The accused models have been updated with Powerscreen’s new proprietary S range of conveyors. Thus, the judgment and injunction do not affect the continued sale or use of any current model of Powerscreen mobile screening plants.

We do not agree that the accused Powerscreen mobile screening plants or their folding conveyor infringe the subject patent held by Metso. These types of patent cases are complex and we strongly believe that the verdict is contrary to both the law and the facts. We have appealed the verdict, posted an appeal bond in the amount of $50 million while judgment is stayed pending the appeal process, and believe that we will ultimately prevail on appeal. However, the outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in us being required to make a significant cash payment, which could have a material adverse effect on our results of operations.

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

(a) Our common stock, par value $.01 per share (“Common Stock”) is listed on the NYSE under the symbol “TEX.” The high and low quarterly stock prices for our Common Stock on the NYSE Composite Tape (for the last two completed years) are as follows:

	2012				2011
	Fourth	Third	Second	First	Fourth	Third	Second	First
High	$28.33	$26.20	$25.34	$26.77	$18.51	$29.87	$38.43	$38.50
Low	$20.41	$14.05	$14.89	$14.10	$9.30	$10.21	$24.59	$28.19

No dividends were declared or paid in 2012 or 2011. Certain of our debt agreements contain restrictions as to the payment of cash dividends to stockholders. In addition, Delaware law limits payment of dividends. We intend generally to retain earnings, if any, to fund the development and growth of our business, pay down debt or repurchase stock. We may consider paying dividends on the Common Stock at some point in the future, subject to the limitations described above. Any future payments of cash dividends will depend upon our financial condition, capital requirements and earnings, as well as other factors that the Board of Directors may deem relevant.

As of February 21, 2013, there were 1,005 stockholders of record of our Common Stock.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of $100 invested in our Common Stock, the Standard & Poor’s 500 Stock Index and our Peer Group (as defined below) for the period commencing December 31, 2007 through December 31, 2012. The cumulative total stockholder return assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance. The companies in the Peer Group are weighted by market capitalization. Our peer group is aligned with the peer group that is used by our Compensation Committee in benchmarking our executive officer’s compensation.

The Peer Group consists of the following companies that are in our same industry, of comparable revenue size to us and/or other manufacturing companies: AGCO Corporation, Cameron International Corporation, Carlisle Companies Inc., Crane Company, Cummins Inc., Danaher Corporation, Dover Corporation, Eaton Corporation, Flowserve Corporation, FMC Technologies, Inc., Hubbell Inc., Illinois Tool Works Inc., Ingersoll-Rand Plc, Joy Global Inc., Lennox International Inc., The Manitowoc Company, Inc., Meritor Inc., Nacco Industries Inc., Navistar International Corporation, Oshkosh Corporation, Paccar Inc., Pall Corporation, Parker-Hannifin Corporation, Rockwell Automation, Inc., Roper Industries Inc., SPX Corporation, Textron Inc. and Timken Company.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Terex Corporation, the S&P 500 Index, and a Peer Group

$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Terex Corporation
S&P 500
Peer Group

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/07	12/08	12/09	12/10	12/11	12/12
Terex Corporation	100.00	26.41	30.21	47.34	20.60	42.87
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
Peer Group	100.00	50.67	76.57	110.22	98.32	118.89
Copyright© 2013 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

(b) Not applicable.

(c) The following table provides information about purchases during the quarter ended December 31, 2012 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
October 1, 2012 – October 31, 2012	—	—	—	—
November 1, 2012 – November 30, 2012 (1)	490	$23.10	—	—
December 1, 2012 – December 31, 2012 (1)	648	$25.67	—	—
Total	1,138	$24.56	—	—

(1)	In the fourth quarter of 2012, the Company accepted 1,138 shares of common stock from employees of the Company as payment for option exercises.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA

The following table summarizes our selected financial data and should be read in conjunction with the more detailed Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in millions, except per share amounts and employees)

	AS OF OR FOR THE YEAR ENDED DECEMBER 31,
	2012	2011	2010	2009	2008
SUMMARY OF OPERATIONS
Net sales	$7,348.4	$6,504.6	$4,418.2	$3,858.4	$7,958.9
Goodwill impairment	—	—	—	—	(459.9)
Income (loss) from operations	398.6	81.2	(73.8)	(401.7)	170.8
Income (loss) from continuing operations	101.4	34.1	(211.5)	(406.4)	(74.7)
Income (loss) from discontinued operations – net of tax	1.8	5.8	(15.3)	21.7	150.4
Gain (loss) on disposition of discontinued operations – net of tax	0.4	0.8	589.3	(12.6)	—
Net income (loss) attributable to common stockholders	105.8	45.2	358.5	(398.4)	71.9
Per Common and Common Equivalent Share:
Basic attributable to common stockholders
Income (loss) from continuing operations	$0.94	$0.35	$(1.98)	$(3.97)	$(0.80)
Income (loss) from discontinued operations – net of tax	0.02	0.05	(0.14)	0.21	1.53
Gain (loss) on disposition of discontinued operations – net of tax	—	0.01	5.42	(0.12)	—
Net income (loss) attributable to common stockholders	0.96	0.41	3.30	(3.88)	0.73
Diluted attributable to common stockholders
Income (loss) from continuing operations	$0.91	$0.35	$(1.98)	$(3.97)	$(0.80)
Income (loss) from discontinued operations – net of tax	0.02	0.05	(0.14)	0.21	1.53
Gain (loss) on disposition of discontinued operations – net of tax	—	0.01	5.42	(0.12)	—
Net income (loss) attributable to common stockholders	0.93	0.41	3.30	(3.88)	0.73

CURRENT ASSETS AND LIABILITIES
Current assets	$3,797.4	$4,053.2	$3,986.9	$3,914.6	$4,040.9
Current liabilities	1,708.8	1,890.9	1,674.2	1,554.7	1,824.6
PROPERTY, PLANT AND EQUIPMENT
Net property, plant and equipment	$813.3	$835.5	$573.5	$605.0	$408.4
Capital expenditures	82.5	79.1	55.0	50.4	103.6
Depreciation	100.4	89.5	78.6	70.2	62.9
TOTAL ASSETS	$6,746.2	$7,063.4	$5,516.4	$5,713.8	$5,445.4

CAPITALIZATION
Long-term debt and notes payable (includes capital leases)	$2,098.7	$2,300.4	$1,686.3	$1,966.4	$1,435.5
Total Terex Corporation Stockholders’ Equity	2,007.7	1,910.3	2,083.2	1,650.2	1,721.7
Dividends per share of Common Stock	—	—	—	—	—
Shares of Common Stock outstanding at year end	109.9	108.8	108.1	107.3	94.0
EMPLOYEES	21,300	22,600	16,300	15,000	16,500

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements for a discussion of “Discontinued Operations,” “Acquisitions,” “Goodwill,” “Long-Term Obligations” and “Stockholders’ Equity.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a diversified global equipment manufacturer of specialized machinery products. We are focused on delivering reliable, customer-driven solutions for a wide range of commercial applications, including the construction, infrastructure, quarrying, mining, manufacturing, shipping, transportation, refining, energy and utility industries. We operate in five reportable segments: (i) AWP; (ii) Construction; (iii) Cranes; (iv) MHPS; and (v) MP.

Our AWP segment designs, manufactures, refurbishes, services and markets aerial work platform equipment, telehandlers, light towers, bridge inspection equipment and utility equipment, as well as their related components and replacement parts. Customers use these products to construct and maintain industrial, commercial and residential buildings and facilities, construct and maintain utility and telecommunication lines, trim trees, in construction and foundation drilling applications and for other commercial operations, as well as in a wide range of infrastructure projects.

Our Construction segment designs, manufactures and markets heavy and compact construction equipment, roadbuilding equipment, including asphalt and concrete equipment and landfill compactors, as well as their related components and replacement parts. Customers use our products in construction and infrastructure projects, in building roads and bridges, in quarrying and mining operations and for material handling applications.

On February 11,  2013, we announced that we entered into a definitive agreement to divest our Roadbuilding operations in Brazil and assets for our asphalt paver, reclaimer/stabilizer and material transfer product lines which are currently manufactured in Oklahoma City. The transaction is anticipated to close during the first quarter of 2013. We have also determined that we will be exiting the remaining roadbuilding product lines that we manufacture in Oklahoma City.

Our Cranes segment designs, manufactures, services and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, lattice boom truck cranes and truck-mounted cranes (boom trucks), as well as their related components and replacement parts. Our Cranes products are used primarily for construction, repair and maintenance of commercial buildings, manufacturing facilities and infrastructure projects.

Our MHPS segment designs, manufactures, refurbishes, services and markets industrial cranes, including standard cranes, process cranes, rope and chain hoists, electric motors, light crane systems and crane components as well as a diverse portfolio of port and rail equipment including mobile harbor cranes, straddle and sprinter carriers, gantry cranes, ship-to-shore cranes, reach stackers, empty container handlers, full container handlers, general cargo lift trucks, automated stacking cranes, automated guided vehicles and terminal automation technology, including software, as well as their related components and replacement parts. The segment operates an extensive global sales and service network. Customers use these products for material handling at manufacturing, port and rail facilities.

The MHPS segment was formed upon the completion of our acquisition of a majority interest in the shares of Demag Cranes AG. See Note I – “Acquisitions.” Accordingly, the results of Demag Cranes AG and its subsidiaries (“Demag Cranes”) are consolidated within MHPS from its date of acquisition. We acquired the port equipment businesses of Reggiane Cranes and Plants S.p.A. and Noell Crane Holding GmbH (collectively, “Terex Port Equipment” or the “Port Equipment Business”) on July 23, 2009.  Subsequently, effective July 1, 2012, we realigned certain operations to provide a single source for serving port equipment customers. The Terex Port Equipment Business and our French reach stacker business, both formerly part of our Cranes segment, are now consolidated within our MHPS segment. As a result, the 2011 performance of this segment reflects approximately four and a half months of operations of Demag Cranes. Accordingly, comparisons between the years ended December 31, 2012, 2011 and 2010, respectively must be reviewed in this context.

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

We assist customers in their rental, leasing and acquisition of our products through TFS. TFS uses its equipment financing experience to provide financing solutions to our customers who purchase our equipment.

Subsequent to December 31, 2012, we realigned certain operations in an effort to strengthen our ability to service customers and to recognize certain organizational efficiencies. Our Utilities business, formerly part of our AWP segment, will be consolidated within our Cranes segment for financial reporting periods beginning on or after January 1, 2013. Our Crane America Services business, formerly part of our MHPS segment, and our legacy AWP services business, formerly part of our AWP segment, will both be consolidated within our Cranes segment for financial reporting periods beginning on or after January 1, 2013 and will be run together as our North America Services business.

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

Working capital is calculated using the Consolidated Balance Sheet amounts for Trade receivables (net of allowance) plus Inventories, less Trade accounts payable and Customer advances. We view excessive working capital as an inefficient use of resources, and seek to minimize the level of investment without adversely impacting the ongoing operations of the business. Trailing three month annualized net sales is calculated using the net sales for the most recent quarter multiplied by four. The ratio calculated by dividing working capital by trailing three months annualized net sales is a non-GAAP measure that we believe measures our resource use efficiency.

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

Overview

We made significant progress in 2012. Our goals were margin improvement, cash generation and integration of Demag Cranes AG and our performance reflected the attention given to these goals.

Although we were impacted in the second half of the year by challenging markets in Europe and Asia, net sales increased moderately, primarily due to acquisitions, and our income from operations increased substantially year-over-year. Our income from operations increased by over $300 million in 2012. We accomplished this improvement by focusing on margins and containing costs, as actions taken in 2011 continued to have a favorable impact on our current results. See Note L – “Restructuring and Other Charges” in our Consolidated Financial Statements for a detailed description of our restructuring activities, including the reasons, timing and costs associated with such actions.

We generated free cash flow of approximately $554 million in 2012, significantly more than the $168.0 million in free cash flow generated in 2011. We have made good progress in the integration of our Demag Cranes AG acquisition and believe we will exceed in 2013 the originally targeted $35 million in annual savings. We also expect to realize the benefits of realigning our Port Equipment Business into the MHPS segment, which will provide our port and rail customers with a single source of access to our extensive portfolio of products.
We also took several important steps during 2012 to further improve our capital structure and operating results by reducing interest expense through purchasing approximately 25% of our 4% Convertible Notes, redeeming our 10-7/8 % Senior Notes and refinancing our 8% Senior Subordinated Notes with 6% Senior Notes. In addition, we amended our 2011 Credit Agreement in October 2012 to, among other things, reduce our interest rates. See Note M – “Long-Term Obligations” in our Consolidated Financial Statements for further details regarding these actions.
While we generally achieved the overall performance we expected for 2012, the mix of performance among the segments was varied. Our results match the trends we have observed on a macroeconomic level with the market environment for some of our categories of equipment showing pockets of strength and others showing weakened demand. Three segments performed well in 2012 and we expect this to continue in 2013. Our AWP segment continued to see strong replacement demand for its products in the North American rental channel as well as some evidence of fleet growth and delivered double digit operating margins for the full year. Our Cranes segment experienced continued strong performance in certain products and regions and our MP operating performance remained solid. Both of these segments delivered double digit operating margins in the fourth quarter of 2012.
Our two remaining segments did not perform as well in 2012, but we are actively managing these businesses to improve performance. We have made good progress in integrating our MHPS segment. Benefits are expected from cost synergies globally to help offset weak European markets. We believe the weak markets should stabilize in 2013 and the benefits of the big port projects we have won are expected to be seen in our results in the second half of 2013 and 2014. Although our Construction segment returned to profitability in the first half of 2012, we had a difficult second half in 2012 as market conditions began to soften, particularly in Europe, and we took and continue to take strategic actions to improve our performance. We recently announced an agreement to sell or exit the majority of our roadbuilding product lines. In addition, we plan to exit a number of compact construction component manufacturing businesses in Germany. Many of these businesses were generating poor returns and we expect these actions to improve operating results. We will continue to rationalize costs in our Construction businesses while pursuing non-traditional distribution channels, such as the recently announced supply agreement with Takeuchi.
We are seeing improvements in many of our end-markets and believe the macro-economic uncertainty that affected our fourth quarter performance will abate by the middle of 2013. We anticipate a good portion of this improvement to come from our AWP segment where we expect increased price realization and increased net sales volume. For 2013, we are expecting the AWP operating margin to be in the 11% to 14% range. In the Construction segment we are expecting a 1% to 3% operating margin as we do not expect too much benefit from divestitures and restructuring until later in the year. In the Cranes segment, we are anticipating a 10% to 12% operating margin as we expect to benefit from the cost reductions and margin improvement efforts that took place in 2012. We do not expect significant margin improvements in the MHPS segment in 2013, but we are expecting operating margins of 3% to 5%. We also anticipate that there will be further changes during the year that adapt the structural cost to the realities of the current market for this segment and there may be some charges for these changes that we have not yet anticipated. In the MP segment, we are expecting an 11% to 13% operating margin.

Entering 2013, we remain committed to profitable growth, generating cash and realizing the integration benefits of MHPS. When balancing the different demand environments in each of our businesses, we are expecting 2013 earnings per share to be between $2.40 and $2.70 (excluding restructuring and unusual items) on net sales of between $7.9 billion and $8.3 billion. Similar to 2012, we expect to generate more than $500 million in free cash flow during 2013, with an aim to reduce outstanding indebtedness. We expect a tax rate of 36%, which is slightly higher than the 35% rate in 2012, due to increased income in higher tax jurisdictions, particularly the United States. Other expense is anticipated to be approximately $40 million, which includes the Demag Cranes shareholder guaranteed payment, debt amortization costs and other items. Our estimated average share count is expected to be approximately 117 million shares. Capital expenditures are expected to be approximately $130 million. Cash taxes are expected to be approximately $180 million.

We have also established a 2015 earnings per share goal of $5 from $10 billion in net sales and with a 15% return on invested capital. These are internal goals for the Company and not guidance.

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

Terex management and the Board of Directors use ROIC as one of the primary measures to assess operational performance, including in connection with certain compensation programs. We use ROIC as a unifying metric because we believe that it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe that ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe that adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at December 31, 2012 was 8.0%.

The amounts described below are reported in millions of U.S. dollars, except for the effective tax rates. Amounts are as of and for the three months ended for the periods referenced in the tables below (in millions, except percentages).

	Dec ’12	Sep ’12	Jun ’12	Mar ’12	Dec ’11
Provision for (benefit from) income taxes	$(7.5)	$8.8	$44.1	$8.8
Divided by: Income (loss) before income taxes	(36.5)	37.1	124.6	30.4
Effective tax rate	20.5%	23.7%	35.4%	28.9%
Income (loss) from operations as adjusted	$26.3	$132.6	$175.5	$64.2
Multiplied by: 1 minus Effective tax rate	79.5%	76.3%	64.6%	71.1%
Adjusted net operating income (loss) after tax	$20.9	$101.2	$113.4	$45.6
Debt (as defined above)	$2,098.7	$2,063.8	$2,402.8	$2,608.5	$2,300.4
Less: Cash and cash equivalents	(678.0)	(542.6)	(841.5)	(973.2)	(774.1)
Debt less Cash and cash equivalents	$1,420.7	$1,521.2	$1,561.3	$1,635.3	$1,526.3
Total Terex Corporation stockholders’ equity as adjusted	$2,103.7	$2,149.2	$2,089.2	$1,881.0	$1,785.4
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$3,524.4	$3,670.4	$3,650.5	$3,516.3	$3,311.7

December 31, 2012 ROIC	8.0%
NOPAT as adjusted (last 4 quarters)	$281.1
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$3,534.7

	Three months ended 12/31/12	Three months ended 9/30/12	Three months ended 06/30/12	Three months ended 03/31/12
Reconciliation of income (loss) from operations:
Income (loss) from operations as reported	$27.9	$131.9	$175.0	$63.8
(Income) loss from operations for TFS	(1.6)	0.7	0.5	0.4
Income (loss) from operations as adjusted	$26.3	$132.6	$175.5	$64.2

Reconciliation of Terex Corporation stockholders’ equity:	As of 12/31/12	As of 9/30/12	As of 06/30/12	As of 03/31/12	As of 12/31/11
Terex Corporation stockholders’ equity as reported	$2,007.7	$2,054.6	$1,989.6	$1,996.7	$1,910.3
TFS Assets	(150.9)	(142.3)	(129.9)	(115.7)	(124.6)
Redeemable noncontrolling interest	246.9	236.9	229.5	—	—
Deferred loss (gain) on marketable securities	—	—	—	—	(0.3)
Terex Corporation stockholders’ equity as adjusted	$2,103.7	$2,149.2	$2,089.2	$1,881.0	$1,785.4

RESULTS OF OPERATIONS

2012 COMPARED WITH 2011

Terex Consolidated

	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$7,348.4	—	$6,504.6	—	13.0%
Gross profit	$1,445.6	19.7%	$960.3	14.8%	50.5%
SG&A	$1,047.0	14.2%	$879.1	13.5%	19.1%
Income from operations	$398.6	5.4%	$81.2	1.2%	390.9%

Net sales for the year ended December 31, 2012 increased $843.8 million when compared to 2011. Excluding the effect of the addition from Demag Cranes AG in both periods and the negative impact of foreign currency exchange rate changes, net sales increased approximately 3% from the prior year period. The impact of the acquisition of Demag Cranes AG increased net sales by approximately $822 million due to inclusion in our results for the full year in 2012. Our AWP segment had approximately 20% higher net sales in the current year, while net sales in our other three segments were down slightly when compared to 2011.

Gross profit for the year ended December 31, 2012 increased $485.3 million when compared to 2011. Excluding the impact of the acquisition of Demag Cranes AG, gross profit improved by approximately $238 million primarily due to improved price realization and cost reductions.   The acquisition of Demag Cranes AG added approximately $248 million to gross profit due to inclusion in our results for the full year in 2012. The prior year amounts for MHPS included approximately $41 million from inventory revaluation charges related to the acquisition which did not recur in the current year.

SG&A costs for the year ended December 31, 2012 increased $167.9 million when compared to 2011. Excluding the impacts of the acquisition of Demag Cranes AG and foreign currency exchange rate changes, SG&A costs were lower by approximately $20 million on higher net sales levels. The acquisition of Demag Cranes AG added approximately $212 million to SG&A costs due to inclusion in our results for the full year in 2012.

Income from operations improved by $317.4 million for the year ended December 31, 2012 when compared to 2011. The increase was primarily due to the items noted above particularly, improved price realization and actions taken in previous periods to reduce our cost structure, as well as the impact of the acquisition of Demag Cranes AG.

Aerial Work Platforms

	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,104.6	—	$1,750.0	—	20.3%
Gross profit	$437.2	20.8%	$278.3	15.9%	57.1%
SG&A	$209.5	10.0%	$192.0	11.0%	9.1%
Income from operations	$227.7	10.8%	$86.3	4.9%	163.8%

Net sales for the AWP segment for the year ended December 31, 2012 increased $354.6 million when compared to 2011. We continued to see growth from replacement-based demand in the North American rental channels for our aerial work platform products. Price realization also contributed to the increase in net sales. Additionally, the inclusion of an acquired business in the current year that was not included in the prior year period increased net sales. Utility products net sales and European sales for aerial work platforms also improved relative to the prior year.

Gross profit for the year ended December 31, 2012 increased $158.9 million when compared to 2011. Improved price realization, increased net sales, the mix of product sales and lower manufacturing costs, contributed approximately $167 million to the improvement in gross profit. These improvements were partially offset by approximately $12 million from increased inventory charges compared to the prior year.

SG&A costs for the year ended December 31, 2012 increased $17.5 million when compared to 2011. Higher general and administrative costs to enable the increased sales levels, as well as costs for an acquired business not included in the prior year period, increased SG&A spending by approximately $21 million as compared to the prior year.

Income from operations for the year ended December 31, 2012 improved $141.4 million when compared to 2011. The increase was due to the items noted above, particularly improved price realization and increased net sales volume, partially offset by higher SG&A.

Construction

	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,308.7	—	$1,505.6	—	(13.1)%
Gross profit	$113.7	8.7%	$163.1	10.8%	(30.3)%
SG&A	$157.3	12.0%	$181.5	12.1%	(13.3)%
Loss from operations	$(43.6)	(3.3)%	$(18.4)	(1.2)%	*
*              Not meaningful as a percentage

Net sales for the Construction segment decreased by $196.9 million for the year ended December 31, 2012 when compared to 2011. Weakened demand for our material handling products and a lack of government infrastructure spending in North America and Brazil negatively impacted our Roadbuilding equipment sales. Additionally, lower demand for compact construction products, particularly in Europe, affected net sales in the current year. These decreases were partially offset by an increase in truck component sales. Changes in foreign currency exchange rates negatively impacted net sales by approximately $27 million.

Gross profit for the year ended December 31, 2012 decreased $49.4 million when compared to 2011. Lower net sales decreased gross profit by approximately $28 million. Additionally, higher inventory write downs and restructuring charges associated with our Roadbuilding and compact construction businesses decreased gross profit by approximately $22 million.

SG&A costs for the year ended December 31, 2012 decreased $24.2 million when compared to 2011. The impact of cost reduction actions taken in prior periods are reflected in lower current year SG&A costs. These positive impacts on SG&A costs for the current year were partially offset by approximately $9 million higher asset impairment and restructuring related costs in the current year associated with our Roadbuilding and compact construction businesses.

Loss from operations for the year ended December 31, 2012 increased $25.2 million when compared to 2011. The increased loss was due to the items noted above, particularly approximately $31 million of charges associated with our Roadbuilding and compact construction businesses, partially offset by lower SG&A costs.

Cranes

	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,491.9	—	$1,543.0	—	(3.3)%
Gross profit	$317.4	21.3%	$220.4	14.3%	44.0%
SG&A	$174.0	11.7%	$194.7	12.6%	(10.6)%
Income from operations	$143.4	9.6%	$25.7	1.7%	458.0%

Net sales for the Cranes segment for the year ended December 31, 2012 decreased by $51.1 million when compared to 2011. Changes in foreign currency exchange rates negatively impacted net sales by approximately $67 million. Strong demand for rough terrain cranes driven by energy related projects continued. We also experienced good demand for our cranes in North America, South America, the Middle East and Australia. This strength was offset by softening demand for all-terrain cranes in Western Europe.

Gross profit for the year ended December 31, 2012 increased by $97.0 million when compared to 2011. Improved price realization, factory utilization, a favorable mix of product sales and higher parts volume in the current year improved gross profit by approximately $85 million. Additionally, lower inventory, warranty and restructuring charges in the current year improved gross profit by approximately $26 million. Changes in foreign currency exchange rates negatively impacted gross profit by approximately $16 million.

SG&A costs for the year ended December 31, 2012 decreased $20.7 million when compared to 2011. The impact of cost reduction actions taken in prior years are reflected in lower current year SG&A costs. The lower allocation of corporate expenses in the current year decreased SG&A costs by approximately $10 million. Changes in foreign currency exchange rate changes also positively impacted SG&A costs in the current year by approximately $11 million. Partially offsetting these positive impacts on SG&A costs was approximately $12 million from the write down of an acquisition related note receivable in the current year.

Income from operations for the year ended December 31, 2012 increased $117.7 million when compared to 2011, resulting primarily from improved price realization, a favorable mix of product sales and lower SG&A costs. However, changes in foreign currency exchange rates negatively impacted income from operations by approximately $6 million.

Material Handling & Port Solutions

	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,840.3	—	$1,077.3	—	*
Gross profit	$406.9	22.1%	$142.8	13.3%	*
SG&A	$393.5	21.4%	$207.5	19.3%	*
Income (loss) from operations	$13.4	0.7%	$(64.7)	(6.0)%	*

*	Not meaningful as a percentage

Net sales for the MHPS segment for the year ended December 31, 2012 increased by $763.0 million, primarily due to the addition of the Demag Cranes AG acquisition. Excluding the effect of the addition of Demag Cranes AG in both years and the negative impact of foreign currency exchange rate changes, net sales from the pre-existing businesses in the MHPS segment decreased approximately 7% from the prior year.

Gross profit for the year ended December 31, 2012 increased by $264.1 million, primarily due to the addition of the Demag Cranes AG acquisition. Excluding the effect of the addition of Demag Cranes AG, gross profit from the pre-existing businesses in the MHPS segment improved approximately $17 million. The acquisition of Demag Cranes AG added approximately $248 million to gross profit due to inclusion in our results for the full year in 2012. Additionally, approximately $41 million from inventory revaluation charges related to the acquisition in the prior year did not recur in the current year. This was partially offset by approximately $8 million of charges in the current year as the Material Handling business made changes to better align production with market demand. Charges related to Brazilian post-employment benefit programs negatively impacted gross profit by approximately $8 million in the current year.

SG&A costs for the year ended December 31, 2012 increased by $186.0 million when compared to 2011. The effect of the addition from Demag Cranes AG as well as an allocation of Terex corporate costs to this segment in the current year were the primary drivers of increased SG&A costs. The acquisition of Demag Cranes AG added approximately $212 million to SG&A costs due to inclusion in our results for the full year in 2012. Charges related to Brazilian post-employment benefit programs negatively impacted SG&A costs by approximately $2 million in the current year. SG&A costs in the pre-existing businesses in the MHPS segment decreased approximately $27 million due to the impact of cost reduction actions taken in prior periods.

Income (loss) from operations for the year ended December 31, 2012 increased by $78.1 million when compared to 2011. These results were primarily driven by the effect of the addition from Demag Cranes AG and inventory revaluation charges related to the acquisition in the prior year which did not recur in the current year.

Materials Processing

	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$661.5	—	$682.8	—	(3.1)%
Gross profit	$149.6	22.6%	$135.8	19.9%	10.2%
SG&A	$74.3	11.2%	$76.3	11.2%	(2.6)%
Income from operations	$75.3	11.4%	$59.5	8.7%	26.6%

Net sales in the MP segment decreased by $21.3 million for the year ended December 31, 2012 when compared to 2011. Changes in foreign currency exchange rates negatively impacted net sales by approximately $10 million. Soft demand in Europe was partially offset by strong growth in the North American market. Expansion of our dealer network in Latin America helped offset the loss of sales into the South African region where we lost a key regional dealer.

Gross profit for the year ended December 31, 2012 increased by $13.8 million when compared to 2011. The increase was partially due to the impact of improved price realization and product sales mix, which contributed approximately $8 million to the increase in gross profit. Additionally, lower restructuring charges in the current year and lower warranty costs in the current year increased gross profit by approximately $6 million.

SG&A costs for the year ended December 31, 2012 decreased $2.0 million when compared to 2011. The decrease in SG&A costs was primarily due to the release of a restructuring reserve due to revised operational plans for a facility previously scheduled for closing.

Income from operations for the year ended December 31, 2012 improved $15.8 million when compared to 2011, primarily due to improved price realization and lower warranty and restructuring charges in the current year.

Corporate/Eliminations

	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(58.6)	—	$(54.1)	—	(8.3)%
Loss from operations	$(17.6)	30.0%	$(7.2)	13.3%	(144.4)%

The net sales amounts include the elimination of intercompany sales activity among segments.  Loss from operations increased from the prior year period primarily due to increased spending on developing markets.

Interest Expense, Net of Interest Income

During the year ended December 31, 2012, our interest expense net of interest income was $155.8 million, or $35.2 million higher than the prior year. This increase was primarily driven by increased interest expense associated with the Demag Cranes AG acquisition related debt.

Loss on Early Extinguishment of Debt

During the year ended December 31, 2012, we repaid the outstanding principal amount of our 10-7/8% Notes, our 8% Notes and purchased approximately 25% of the principal amount outstanding of our 4% Convertible Notes due 2015. See Note M – “Long-Term Obligations.” The $83.0 million loss on early extinguishment of debt in the Consolidated Statement of Income for the year ended December 31, 2012 includes (a) cash payments of $77.3 million for call premiums and expenses associated with the repayment of outstanding debt, (b) $21.7 million of non-cash charges for accelerated amortization of debt acquisition costs and original issue discount associated with the debt extinguished, and (c) a $16.0 million gain related to the termination of the swap agreement associated with the redemption of the 8% Notes, which are included in the calculation of net income. In preparing the Consolidated Statement of Cash Flows, the non-cash item (b) was added to net income and the swap termination item (c) was added to Loss on early extinguishment of debt, to reflect cash flow appropriately.

During the year ended December 31, 2011, we repaid the outstanding principal amount of our 7-3/8% Notes and entered into an amended and restated credit agreement that replaced our previous credit agreement. The $7.7 million loss on early extinguishment of debt in the Consolidated Statement of Income for the year ended December 31, 2011 includes (a) cash payments of $3.6 million for call premiums associated with the repayment of outstanding debt, and (b) $4.1 million of non-cash charges for accelerated amortization of debt acquisition costs, original issue discount and interest rate swap costs associated with the debt extinguished, which are included in the calculation of net income. In preparing the Consolidated Statement of Cash Flows, the non-cash item (b) was added to net income to reflect cash flow appropriately.

Other Income (Expense) — Net

Other income (expense) — net for the year ended December 31, 2012 was income of $5.4 million, a decrease of $134.3 million when compared to income of $139.7 million in the prior year.  The change was primarily driven by a gain in the prior year period of approximately $168 million from the sale of shares in Bucyrus International. This was partially offset by approximately $16 million of charges in the prior year period related to the acquisition of Demag Crane AG.

Income Taxes

During the year ended December 31, 2012, we recognized income tax expense of $54.2 million on income of $155.6 million, an effective tax rate of 34.8%, as compared to an income tax expense of $50.4 million on income of $84.5 million, an effective tax rate of 59.6%, for the year ended December 31, 2011. The lower effective tax rate for the year ended December 31, 2012 was primarily attributable to reductions in the provision for uncertain tax positions and losses for which no tax benefit was recognized.

Income (Loss) from Discontinued Operations

We had income from discontinued operations for the years ended December 31, 2012 and 2011, primarily due to resolution of certain items associated with the results of the Mining business prior to divestiture.

Gain (Loss) on Disposition of Discontinued Operations

For the year ended December 31, 2012, we recognized a loss associated with settlement of claims related to the sale of the Mining business offset in part by a gain recognized due to tax related adjustments on the net gain on divestiture of businesses sold in 2011. For the year ended December 31, 2011, we recognized a gain due to tax related adjustments on the net gain on divestiture of businesses sold in 2010.

2011 COMPARED WITH 2010

Terex Consolidated

	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$6,504.6	—	$4,418.2	—	47.2%
Gross profit	$960.3	14.8%	$602.9	13.6%	59.3%
SG&A	$879.1	13.5%	$676.7	15.3%	29.9%
Income (loss) from operations	$81.2	1.2%	$(73.8)	(1.7)%	*
*              Not meaningful as a percentage

Net sales for the year ended December 31, 2011 increased $2,086.4 million when compared to the same period in 2010.  Excluding the effect of foreign currency exchange rate changes and the addition of the Demag Cranes acquisition, net sales increased approximately 29% from the prior year period. Each of our segments experienced higher net sales compared to the same period in 2010, primarily as a result of end market demand which has been showing signs of recovery, as well as our internal initiatives to improve performance.

Gross profit for the year ended December 31, 2011 increased $357.4 million when compared to the same period in 2010.  Higher net sales, partially offset by higher input costs, contributed approximately $232 million to the increase. Excluding the effect of foreign currency exchange rate changes and the Demag Cranes acquisition, gross profit increased approximately 36% from the prior year period.

SG&A costs increased by $202.4 million when compared to the same period in 2010.  The effect of foreign currency exchange rate changes increased SG&A costs by approximately $24 million. Excluding the impact of the Demag Cranes acquisition and foreign exchange effects, SG&A costs increased by approximately $47 million due to increased selling costs associated with higher sales, higher marketing costs from certain trade show activities, increased engineering costs for new product development and impairment charges related to manufacturing footprint rationalization.

Income (loss) from operations improved by $155.0 million for the year ended December 31, 2011 versus the comparable period in 2010.  Excluding the effect of foreign currency exchange rate changes and the Demag Cranes acquisition, income from operations increased approximately $167 million. The increase was due to the items noted above, particularly improved net sales volume offset partially by higher SG&A costs.

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
*              Not meaningful as a percentage

Net sales in the Construction segment increased by $424.4 million for the year ended December 31, 2011 when compared to the same period in 2010.  Adjusting for the translation effect of foreign currency exchange rate changes, net sales increased approximately 35% from the comparable prior year period. The improvement in net sales was driven by strong demand for backhoe loaders in Russia, compact equipment in central Europe and trucks in developing markets including, Russia and South Africa. Demand for material handlers continued to be strong especially in central Europe, the segment’s largest market for this type of machinery. Slow demand for roadbuilding products in North America continued due to weak highway infrastructure spending. The tightening in government sponsored financing programs constrained roadbuilding demand in Brazil.

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

Cranes

	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,543.0	—	$1,419.2	—	8.7%
Gross profit	$220.4	14.3%	$232.1	16.4%	(5.0)%
SG&A	$194.7	12.6%	$177.5	12.5%	9.7%
Income from operations	$25.7	1.7%	$54.6	3.8%	(52.9)%

Net sales for the Cranes segment for the year ended December 31, 2011 increased by $123.8 million when compared to the same period in 2010.  Adjusting for the translation effect of foreign currency exchange rate changes, net sales increased approximately 3% from the comparable prior year period. Many of our crane categories experienced increased sales over the prior year, with rough terrain cranes and pick and carry cranes being the largest contributors to the sales growth. Sales in the U.S. increased by approximately 64% and the business experienced stronger demand in China, India and Germany. However, tower crane demand was generally stagnant and the truck cranes business in China experienced a significant decrease in demand.

Gross profit for the year ended December 31, 2011 decreased by $11.7 million when compared to the same period in 2010.  The unfavorable effect of product sales mix and higher material costs negatively impacted gross profit by approximately $21 million. Inventory write downs, primarily related to manufacturing footprint rationalization, decreased gross profit in the period by approximately $7 million. These decreases in gross profit were partially offset by higher absorption of fixed manufacturing costs of approximately $9 million when compared to the prior year period. Additionally, the decrease in gross profit was partially offset by the favorable translation effect of foreign currency exchange rate changes, which increased gross profit by approximately $14 million from the prior year period.

SG&A costs for the year ended December 31, 2011 increased $17.2 million versus the same period in 2010.  The higher allocation of corporate costs increased SG&A costs by approximately $5 million. The unfavorable translation effect of foreign currency exchange rate changes increased SG&A costs by approximately $9 million from the prior year period.

Income from operations for the year ended December 31, 2011 decreased $28.9 million versus the same period in 2010, resulting primarily from the negative impact of higher material costs and the unfavorable effect of product sales mix.

Material Handling & Port Solutions

	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,077.3	—	$364.4	—	*
Gross profit	$142.8	13.3%	$36.4	10.0%	*
SG&A	$207.5	19.3%	$57.5	15.8%	*
Loss from operations	$(64.7)	(6.0)%	$(21.1)	(5.8)%	*
*             Not meaningful as a percentage

Net sales for the MHPS segment for the period ended December 31, 2011 was $1,077.3 million and increased by $712.9 million when compared to the same period in 2010, primarily due to the impact of results from the Demag Cranes acquisition. Net sales were driven by strength in Europe, particularly Germany. Increasing demand for industrial cranes as well as for mobile harbor cranes positively impacted net sales in the period. Part sales were a meaningful contributor to net sales, as higher capacity utilization at customer plants led to an increasing need for services and spare parts. Net sales from our Port Equipment Business increased approximately $96 million in the current year compared to the prior year primarily due to an improved global economic environment.

Gross profit for the period ended December 31, 2011 was $142.8 million and increased by $106.4 million when compared to the same period in 2010, primarily due to the impact of results from the Demag Cranes acquisition. These results included charges of approximately $41 million related to the revaluation of inventory at the acquisition date of Demag Cranes AG and $9.7 million related primarily to the incremental amortization of tangible and intangible assets. Gross profit in the Port Equipment Business decreased approximately $6 million in the current year when compared with the prior year, primarily due to restructuring charges related to manufacturing footprint rationalization.

SG&A costs for the period ended December 31, 2011 were $207.5 million and increased by $150.0 million when compared to the same period in 2010, primarily due to the impact of results from the Demag Cranes acquisition. SG&A costs in the Port Equipment Business increased approximately $19 million in the current year when compared with the prior year, primarily due to restructuring, asset impairment and related charges associated with manufacturing footprint rationalization.

Loss from operations for the period ended December 31, 2011 was $64.7 million and increased by $43.6 million when compared to the same period in 2010, primarily due to the impact of results from the Demag Cranes acquisition. These results included charges of approximately $41 million related to the revaluation of inventory at the acquisition date of Demag Cranes AG and $11.3 million related primarily to the incremental amortization of tangible and intangible assets. Additionally, higher costs associated with restructuring costs related to manufacturing footprint rationalization contributed to the larger loss.

Materials Processing

	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$682.8	—	$533.1	—	28.1%
Gross profit	$135.8	19.9%	$90.7	17.0%	49.7%
SG&A	$76.3	11.2%	$66.2	12.4%	15.3%
Income (loss) from operations	$59.5	8.7%	$24.5	4.6%	142.9%
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

Income (loss) from operations for the year ended December 31, 2011 improved $35.0 million when compared to 2010, primarily due to higher net sales volume partially offset by higher SG&A costs.

Corporate/Eliminations

	2011		2010
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(54.1)	—	$(56.0)	—	3.4%
Income (loss) from operations	$(7.2)	13.3%	$(82.6)	147.5%	91.3%

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

Income Taxes

During the year ended December 31, 2011, we recognized income tax expense of $50.4 million on income of $84.5 million, an effective rate of 59.6%, as compared to an income tax benefit of $26.8 million on a loss of $238.3 million, an effective rate of 11.2%, for the year ended December 31, 2010.  The higher tax rate recorded in 2011, compared to statutory tax rates, was mainly due to non-tax benefitted losses and non-tax deductible expenses incurred to acquire Demag Cranes AG and the enactment of a statutory income tax rate reduction in the U.K., which caused a reduction in value in our U.K. deferred tax assets. The decrease in the absolute amount of income (loss) from continuing operations before income taxes for the year ended December 31, 2011 compared to the year ended December 31, 2010 caused items of income tax expense and benefit for 2011 to have a more significant impact than in 2010. When a loss from continuing operations before income tax (instead of income from continuing operations before income tax) is reported, tax expense items decrease the effective tax rate and tax benefit items increase the effective tax rate.

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

We believe that the following are among our most significant accounting policies which are important in determining the reporting of transactions and events and which utilize estimates about the effect of matters that are inherently uncertain and therefore are based on management judgment. Please refer to Note A – “Basis of Presentation” in the accompanying Consolidated Financial Statements for a complete listing of our accounting policies.

Inventories – Inventories are stated at the lower of cost or market (“LCM”) value. Cost is determined principally by the average cost method and the first-in, first-out (“FIFO”) method (approximately 57% and 43%, respectively). In valuing inventory, we are required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. These assumptions require us to analyze the aging of and forecasted demand for our inventory, forecast future products sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory. Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with our customers for future orders, including their plans for expenditures, and market trends for similar products. Our judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage. The valuation of used equipment taken in trade from customers requires us to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events that could significantly influence our judgment and related estimates include general economic conditions in markets where our products are sold, new equipment price fluctuations, actions of our competitors, including the introduction of new products and technological advances, as well as new products and design changes we introduce. We make adjustments to our inventory reserve based on the identification of specific situations and increase our inventory reserves accordingly. As further changes in future economic or industry conditions occur, we will revise the estimates that were used to calculate its inventory reserves. At December 31, 2012, reserves for LCM, excess and obsolete inventory totaled $135.6 million.

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

Accounts Receivable – We are required to judge our ability to collect accounts receivable from our customers. Valuation of receivables includes evaluating customer payment histories, customer leverage, availability of third-party financing, political and exchange risks and other factors. Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. At December 31, 2012, reserves for potentially uncollectible accounts receivable totaled $38.8 million. Given current economic conditions, there can be no assurance that our historical accounts receivable collection experience will be indicative of future results.

Guarantees – As of December 31, 2012, we have issued guarantees to financial institutions related to customer financing of equipment purchases by our customers. We must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer’s payment history, leverage, availability of third party financing, political and exchange risks, and other factors. Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty.

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

As of December 31, 2012, our maximum exposure to such credit guarantees was $64.3 million, including total guarantees issued by Terex Cranes Germany GmbH, part of the Cranes segment and Genie Holdings, Inc. and its affiliates (“Genie”), part of the AWP segment; of $45.8 million and $9.7 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

There can be no assurance that our historical credit default experience will be indicative of future results. Our ability to recover losses experienced from our guarantees may be affected by economic conditions in effect at the time of loss.

We issue residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note Q – “Litigations and Contingencies” in the Notes to the Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $5.7 million at December 31, 2012. We are generally able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2012, our maximum exposure pursuant to buyback guarantees was $73.8 million, including total guarantees issued by Genie of $25.3 million and the MHPS segment of $43.6 million. We are generally able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We record a liability for the estimated fair value of guarantees issued pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 460, “Guarantees” (“ASC 460”). We recognize a loss under a guarantee when our obligation to make payment under the guarantee is probable and the amount of the loss can be estimated. A loss would be recognized if our payment obligation under the guarantee exceeds the value we could expect to recover to offset such payment, primarily through the sale of the equipment underlying the guarantee.

We have recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheet of approximately $6 million for the estimated fair value of all guarantees provided as of December 31, 2012.

There can be no assurances that our historical experience in used equipment markets will be indicative of future results. Our ability to recover losses experienced from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

Revenue Recognition – Revenue and related costs are generally recorded when products are shipped and invoiced to either independently owned and operated dealers or to customers.

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

c)	Collectability is reasonably assured; and

d)	We have no significant obligations for future performance.

In the United States, we have the ability to enter into a security agreement and receive a security interest in the product by filing an appropriate Uniform Commercial Code (“UCC”) financing statement. However, a significant portion of our revenue is generated outside of the United States. In many countries outside of the United States, as a matter of statutory law, a seller retains title to a product until payment is made. The laws do not provide for a seller’s retention of a security interest in goods in the same manner as established in the UCC. In these countries, we retain title to goods delivered to a customer until the customer makes payment so that we can recover the goods in the event of customer default on payment. In these circumstances, where we only retain title to secure our recovery in the event of customer default, we also have a policy, which requires meeting certain criteria in order to recognize revenue, including satisfaction of the following requirements:

a)	Persuasive evidence that an arrangement exists;

b)	Delivery has occurred or services have been rendered;

c)	The price to the buyer is fixed or determinable;

d)	Collectability is reasonably assured;

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

d)	Collectability is reasonably assured; and

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

In addition to performance commitments, we analyze factors such as the reason for the purchase to determine if revenue should be recognized. This analysis is done before the product is shipped and includes the evaluation of factors that may affect the conclusion related to the revenue recognition criteria as follows:

a)	Persuasive evidence that an arrangement exists;

b)	Delivery has occurred or services have been rendered;

c)	The price to the buyer is fixed or determinable; and

d)	Collectability is reasonably assured.

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

When a sales transaction includes multiple deliverables, such as sales of multiple products or sales of products and services that are delivered over multiple reporting periods, the multiple deliverables are evaluated to determine the units of accounting, and the entire fee from the arrangement is allocated to each unit of accounting based on the relative selling price. The selling price of a unit of accounting is determined using a selling price hierarchy. Vendor-specific objective evidence (“VSOE”) is established based upon the price charged for products and services that are sold separately in standalone transactions. If VSOE cannot be established, third-party evidence (“TPE”) is evaluated based on competitor prices for similar deliverables when sold separately. If neither VSOE or TPE is available, management's best estimate of selling price is established based upon the price at which we would sell the product on a standalone basis taking into consideration factors including, but not limited to, internal costs, gross margin objectives, pricing practices and market conditions. Revenue is recognized when the revenue recognition criteria for each unit of accounting are met.

Goodwill – Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value.  We selected October 1 as the date for our required annual impairment test.

Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which discrete financial information with similar economic characteristics is available and the operating results are regularly reviewed by our management. The AWP, Construction, Cranes and MP operating segments plus the Material Handling business (including services) and Port Solutions business of MHPS, comprise the six reporting units for goodwill impairment testing purposes.

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

We adopted FASB Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other (Topic 350),” (“ASU 2011-08”) at the beginning of the fourth quarter of 2011 on a prospective basis. See “Recent Accounting Pronouncements” below. ASU 2011-08 allows us to first assess, qualitatively, whether it is necessary to perform the two-step goodwill impairment test. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. We have the unconditional option to bypass the qualitative assessment and proceed directly to performing the two-step goodwill impairment test.

There were no indicators of goodwill impairment in the tests performed as of October 1, 2012, 2011 and 2010. See Note J – “Goodwill and Intangible Assets, Net” in the Notes to the Consolidated Financial Statements.

In order to evaluate the sensitivity of any quantitative fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of any reporting unit calculated. This hypothetical 10% decrease would still result in excess fair value over carrying value for the reporting units as of October 1, 2012.

Impairment of Long-Lived Assets – Our policy is to assess the realizability of our long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if fair value based on the estimated future undiscounted cash flows are less than the asset’s carrying value. Future cash flow projections include assumptions regarding future sales levels and the level of working capital needed to support each business. We use data developed by business segment management as well as macroeconomic data in making these calculations. There are no assurances that future cash flow assumptions will be achieved. The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset. We recognized asset impairments of $8.9 million, $18.8 million and $11.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, of which $5.7 million, $8.8 million and $9.3 million, respectively, was recognized as part of restructuring costs. See Note L – “Restructuring and Other Charges” in the Notes to the Consolidated Financial Statements.

Accrued Warranties – We record accruals for unasserted warranty claims based on our claim experience. Warranty costs are accrued at the time revenue is recognized. However, adjustments to the initial warranty accrual are recorded if actual claim experience indicates that adjustments are necessary. These warranty costs are based upon management’s assessment of past claims and current experience. However, actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation as a result of many factors that cannot be predicted with certainty, including the performance of new products, models and technology, changes in weather conditions for product operation, different uses for products and other similar factors.

Accrued Product Liability – We record accruals for product liability claims when deemed probable and estimable based on facts and circumstances and our prior claim experience. Accruals for product liability claims are valued based upon our prior claims experience, including consideration of the jurisdiction, circumstances of the accident, type of loss or injury, identity of plaintiff, other potential responsible parties, analysis of outside legal counsel, analysis of internal product liability counsel and the experience of our product safety team. Actual product liability costs could be different due to a number of variables such as the decisions of juries or judges.

Defined Benefit Plans – Pension benefits represent financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. As of December 31, 2012, we maintained one qualified defined benefit pension plan and one nonqualified plan covering certain U.S. employees. The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. Participation in the qualified plan is frozen and participants are only credited with post-freeze service for purposes of determining vesting and retirement eligibility. It is our policy, generally, to fund the qualified U.S. plan based on the requirements of the Employee Retirement Income Security Act of 1974. See Note O – “Retirement Plans and Other Benefits” in the Notes to the Consolidated Financial Statements. The nonqualified plan provides retirement benefits to certain senior executives of the Company and is unfunded. Generally, the nonqualified plan provides a benefit based on average total compensation earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program, excluding salary deferrals and matching contributions. In addition, benefits are reduced by Social Security Primary Insurance Amounts attributable to Company contributions. Participation in the nonqualified plan was frozen effective December 31, 2008; however, eligible participants are credited with post-freeze service for purposes of determining vesting and the amount of benefits.

We maintain defined benefit plans in France, Germany, India, Switzerland and the United Kingdom (“U.K.”) for some of our subsidiaries. The plans in France, Germany and India are unfunded plans. During 2010, the plan in the U.K. was frozen. For our operations in Austria, Italy and Korea there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination. We record this obligation based on the mandated requirements. The measure of the current obligation is not dependent on the employees’ future service and therefore is measured at current value.

Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds. For the U.S. plan, approximately 34% of the assets are in equity securities and 66% are in fixed income securities. For the non-U.S. funded plans, approximately 11% of the assets are in equity securities, 87% are in fixed income securities and 2% are in real estate investment securities. These allocations are reviewed periodically and updated to meet the long-term goals of the plans.

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

Expected long-term rates of return on pension plan assets were 7.50% for the U.S. plan, 6.00% for the U.K. plan and 3.50% for the Swiss plan at December 31, 2012. Our strategy with regard to the investments in the pension plans is to earn a rate of return sufficient to match or exceed the long-term growth of pension liabilities. The expected rate of return of plan assets represents an estimate of long-term returns on the investment portfolio. These rates are determined annually by management based on a weighted average of current and historical market trends, historical portfolio performance and the portfolio mix of investments. The expected long-term rate of return on plan assets at December 31 is used to measure the earnings effects for the subsequent year. The difference between the expected return and the actual return on plan assets affects the calculated value of plan assets and, ultimately, future pension expense (income).

The discount rates for pension plan liabilities were 3.75% for U.S. plan and 1.75% to 10.25% with a weighted average of 3.39% for non-U.S. plans at December 31, 2012. The discount rate enables us to estimate the present value of expected future cash flows on the measurement date. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments at the December 31 measurement date. The discount rate at December 31 is used to measure the year-end benefit obligations and the earnings effects on the subsequent year. Typically, a higher discount rate decreases the present value of benefit obligations and increases pension expense.

The expected rates of compensation increase for our non-U.S. pension plans were 0.00% to 9.00% with a weighted average of 1.67% at December 31, 2012. These estimated annual compensation increases are determined by management every year and are based on historical trends and market indices.

We have recorded the underfunded status on our balance sheet as a liability and the unrecognized prior service costs and actuarial gains (losses) as an adjustment to Stockholders’ equity on the Consolidated Balance Sheet. The change in assumptions from the previous year, primarily decreases in the discount rate, resulted in a net increase in the projected benefit obligation of $86.8 million.

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

Assumptions used in computing our net pension expense and projected benefit obligation have a significant effect on the amounts reported. A 0.25% change in each assumption below would have the following effects upon net pension expense and projected benefit obligation, respectively, as of and for the year ended December 31, 2012:

	Increase		Decrease
	Discount Rate	Expected long- term rate of return	Discount Rate	Expected long- term rate of return
	($ amounts in millions)
U. S. Plan:
Net pension expense	$(0.2)	$(0.3)	$0.2	$0.3
Projected benefit obligation	$(5.3)	$—	$5.6	$—

Non-U.S. Plans:
Net pension expense	$—	$(0.1)	$—	$0.1
Projected benefit obligation	$(18.8)	$—	$20.1	$—

Income Taxes – We estimate income taxes based on enacted tax laws in the various jurisdictions where we conduct business. We recognize deferred income tax assets and liabilities, which represent future tax benefits or obligations of our legal entities. These deferred income tax balances arise from temporary differences due to divergent treatment of certain items for accounting and income tax purposes.

We evaluate our deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character, amount and timing to result in the use of our deferred tax assets. “Character” refers to the type (ordinary income versus capital gain) as well as the source (foreign vs. domestic) of the income we generate. “Timing” refers to the period in which future income is expected to be generated. Timing is important because, in certain jurisdictions, net operating losses (“NOLs”) and other tax attributes expire if not used within an established statutory time frame. Based on these evaluations, we have determined that it is more likely than not that expected future earnings will be sufficient to use most of our deferred tax assets.

We do not provide for income taxes or tax benefits on the differences between financial reporting basis and tax basis of our non-U.S. subsidiaries where such differences are reinvested and, in our opinion, will continue to be indefinitely reinvested. If earnings of foreign subsidiaries are not considered indefinitely reinvested, deferred U.S. income taxes, foreign income taxes, and foreign withholding taxes may have to be provided. We do not record deferred income taxes on the temporary difference between the book and tax basis in domestic subsidiaries where permissible. At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the investment in subsidiaries is not practical.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amended ASC 820, “Fair Value Measurements and Disclosures.” This guidance addresses efforts to achieve convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This guidance was effective for us in our interim and annual reporting periods beginning January 1, 2012. Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

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
In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” (“ASU 2012-02”). ASU 2012-02 amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment.  Under ASU 2012-02, an entity has the option of performing a qualitative assessment of whether it is more likely than not that the fair value of an entity's indefinite-lived intangible asset is less than its carrying amount before calculating the fair value of the asset. If the conclusion is that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount we would be required to calculate the fair value of the asset. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Adoption of this guidance is not expected to have a significant impact on the determination or reporting of our financial results.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”). ASU 2013-02 adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). ASU 2013-02 intends to help us improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of AOCI in our financial statements. ASU 2013-02 does not amend any existing requirements for reporting net income or OCI in our financial statements. ASU 2013-02 is effective for annual and interim reporting periods beginning after December 15, 2012. Adoption of this guidance is not expected to have a significant impact on the determination or reporting of our financial results.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of funding are cash generated from operations, loans from our bank credit facilities, and funds raised in capital markets.  We had cash and cash equivalents of $678.0 million at December 31, 2012.  The majority of the cash held by our foreign subsidiaries is expected to be maintained locally because we plan to reinvest such cash and cash equivalents to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of these operations. Such cash could be used in the U.S., if necessary. Cash repatriated to the U.S. could be subject to incremental local and U.S. taxation. Currently, there are no trends, demands or uncertainties as a result of the Company’s cash re-investment policy that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility.

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

In August 2011, we entered into an amended and restated credit agreement that replaced our previous credit agreement. We further amended that credit agreement in October 2012. See Note M – “Long-Term Obligations.” The credit agreement provided us with a $460.1 million term loan and a €200.0 million term loan that we used, along with other cash, to pay for the shares of Demag Cranes AG and all related fees and expenses. The term loans are scheduled to mature on April 28, 2017.

In addition, our credit facilities provide us with a revolving line of credit of up to $500 million. The revolving line of credit consists of $250 million of available domestic revolving loans and $250 million of available multicurrency revolving loans. The revolving lines of credit are scheduled to mature on April 29, 2016. We had $454.6 million available for borrowing under our revolving credit facilities at December 31, 2012. The 2011 Credit Agreement also allows incremental commitments, which may be extended at the option of the lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both as long as we satisfy a secured debt financial ratio contained in the credit facilities.

On March 16, 2012 the Demag Cranes AG shareholders approved the Domination and Profit and Loss Transfer Agreement (“DPLA”) we entered into with Demag Cranes AG in January 2012. The DPLA became effective following registration of the DPLA in the commercial register on April 18, 2012. Upon demand from outside shareholders of Demag Cranes AG, we will acquire their shares in return for €45.52 per share, or up to approximately €174 million in the aggregate. Any outside shareholders of Demag Cranes AG that choose not to sell their shares to us will receive an annual guaranteed payment in the gross amount of €3.33 per share (€3.04 net per share). For further information on the time period for outside shareholders of Demag Cranes AG to tender their shares, see Note P – “Stockholders Equity” in our Consolidated Financial Statements. As of December 31, 2012, approximately 61 thousand shares have been tendered and we have paid approximately €2.8 million for these tendered shares.

Following the effectiveness of the DPLA the lenders under the Demag Cranes Credit Agreement exercised their option to terminate the agreement. We repaid all €135 million debt outstanding on May 11, 2012 and provided bank guarantees or cash collateral to backstop any letters of credit outstanding under the facility by May 21, 2012. The facility was terminated on May 21, 2012.

On March 27, 2012, we sold and issued $300 million aggregate principal amount of Senior Notes due 2020 (“6-1/2% Notes”) at par which yielded approximately $295 million of net proceeds after underwriting discounts, commissions and expenses. We used the net proceeds of this offering for general corporate purposes, including cash requirements resulting from the effectiveness of the DPLA.

In the third quarter of 2012, we purchased approximately 25% of the principal amount outstanding of our 4% Convertible Notes due 2015 for approximately $64 million, including $0.3 million of accrued interest. These purchases reduced the balance of the Convertible Notes outstanding by $36.1 million, resulting in a loss on early retirement of debt of $6.5 million and a reduction in equity of $19.1 million.

In September of 2012, we repaid $299.9 million principal amount outstanding of our 10-7/8% Senior Notes. Total cash paid to redeem the 10-7/8% Senior Notes was $347.3 million which included a make whole call premium of 12.265% as calculated under the indenture for the 10-7/8% Senior Notes, totaling $36.8 million plus accrued interest of $10.6 million. This transaction resulted in a loss on early extinguishment of debt of $42.9 million.

In November 2012, we sold and issued $850 million aggregate principal of Senior Notes due 2021 (“6% Notes”) at par which yielded approximately $836 million of net proceeds after underwriting discounts, commissions and expenses. We used the net proceeds from this offering plus other cash to redeem all $800 million principal amount of our outstanding 8% Notes. Total cash paid to redeem the 8% Notes was $837.3 million and included tender/call premiums of $34.6 million and accrued interest of $2.7 million. These transactions resulted in a loss on early extinguishment of debt of $28.7 million.

We increased our investment in financial services assets from approximately $126 million, net at December 31, 2011, to approximately $150 million, net at December 31, 2012. We remain focused on expanding TFS in key markets like the U.S., Europe and China; however, for the near future, we expect to rely to a greater extent on third-party funders.

During 2012, our cash used in inventory was approximately $55 million. We are continuing to share, throughout our Company, best practices and lean manufacturing processes that several of our business units have implemented successfully. We expect these initiatives to reduce the level of inventory needed to support our business and allow us to reduce our manufacturing lead times, thereby reducing our working capital requirements. Working capital as percent of trailing three month annualized net sales was 27.2% at December 31, 2012. We have changed the definition of working capital to include advance payments as we negotiate these receipts to fund inventory for products with long lead times. We expect the ratio of working capital to trailing three months annualized sales to be approximately 21% at the end of 2013.

The following tables show the calculation of our working capital and trailing three months annualized sales as of December 31, 2012 (in millions):

Three months ended 12/31/12
Net Sales	$1,695.5
x	4
Trailing Three Month Annualized Net Sales	$6,782.0

As of 12/31/12
Inventories	$1,715.6
Trade Receivables	1,077.7
Less: Trade Accounts Payable	(635.5)
Less: Customer advances	(312.9)
Total Working Capital	$1,844.9

We are continuing to focus on generating cash, including increasing prices for our products, reducing costs and working capital, reviewing alternatives for under-utilized assets, and selectively investing in our businesses to promote growth in 2013. We generated approximately $554 million in free cash flow in 2012, which was in line with our expectations. Additionally, similar to 2012, we expect to generate more than $500 million in free cash flow during 2013.

The following table reconciles income from operations to free cash flow (in millions):

Year ended 12/31/12
Income from operations	$398.6
Plus: Depreciation and amortization	153.0
Plus: Non-cash note receivable write down	12.3
Plus: Proceeds from sale of assets	34.6
Plus/minus: Cash changes in working capital	(58.8)
Plus/minus: Customer advances	97.1
Less: Capital expenditures	(82.5)
Free cash flow	$554.3

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

Typically, we have invested our cash in a combination of highly rated, liquid money market funds and in short-term bank deposits with large, highly rated banks. Our investment objective is to preserve capital and liquidity while earning a market rate of interest. In 2011 and 2012, we used a portion of our cash balance to take advantage of early payment discounts offered by our suppliers where the returns were greater than the amount that would have been earned on such cash if invested in money market funds and short-term bank deposits. We expect to continue this practice in 2013, although we may discontinue it at any time.

Interest rates charged under our bank credit facilities are subject to adjustment based on our consolidated leverage ratio. We had no outstanding borrowings under our revolving credit facilities and $710.1 million in U.S. dollar and Euro denominated term loans outstanding at December 31, 2012. The U.S. dollar term loans bear interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 3.5%, with a floor of 1.0% on LIBOR. The Euro term loans bear interest at a rate of Euro Interbank Offer Rate (“EURIBOR”) plus 4.0%, with a floor of 1.0% on EURIBOR. At December 31, 2012, the weighted average interest rate on these term loans was 4.68%.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

The revolving line of credit under our 2011 credit facility expires in April 2016.  Our 4% Convertible Senior Subordinated Notes mature in June 2015, our 6-1/2% Senior Notes mature April 1, 2020 and our 6% Senior Notes mature May 15, 2021.  See Note M – “Long-Term Obligations,” in our Consolidated Financial Statements.

Our ability to access the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, some specific to us, and others related to general economic and/or financial market conditions.  These include results of operations, projected operating results for future periods and debt to equity leverage.  In November 2012, we filed an automatic shelf registration statement with the SEC to allow for easier access to the capital markets.  Our ability to access the capital markets is also subject to our timely filing of periodic reports with the SEC.  In addition, the terms of our bank credit facilities, senior notes and senior subordinated notes contain restrictions on our ability to make further borrowings and to sell substantial portions of our assets.

Cash Flows

Cash provided by operations for the year ended December 31, 2012 totaled $292.3 million, compared to cash provided by operations of $22.7 million for the year ended December 31, 2011.  The change in cash from operations was primarily driven by improvements in profitability and reduced working capital usage in the year ended December 31, 2012 as compared to the prior year. These net improvements were partially offset by approximately $124 million in tax payments in the year ended December 31, 2012 related to the gain on the sale of the former mining business and receipt of an approximately $105 million tax refund in the year ended December 31, 2011.

Cash used in investing activities for the year ended December 31, 2012 was $76.3 million, compared to $592.5 million cash used in investing activities for the year ended December 31, 2011.  The change in cash from investing activities was primarily due to proceeds from the sale of Bucyrus International shares in the prior year offset by the purchase of Demag Cranes AG in the prior year.

Cash used in financing activities was $323.3 million for the year ended December 31, 2012, compared to cash provided by financing activities for the year ended December 31, 2011 of $450.6 million.  The change was primarily due to net cash used in the current year period for repayments of the 10-7/8% Notes, repayment of the Demag Cranes AG credit facility, purchase of approximately 25% of the 4% Convertible Notes and repayment of the 8% Notes, partially offset by the issuance of the 6-1/2% and 6% Notes. This compared to net proceeds from the issuance of term debt under our credit facilities to purchase Demag Cranes AG, partially offset by repayment of the 7-3/8% Notes in the prior year.

Contractual Obligations

The following table sets out our specified contractual obligations at December 31, 2012 (in millions):

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations	$2,844.9	$203.8	$395.7	$632.4	$1,613.0
Capital lease obligations	6.2	1.0	1.6	1.0	2.6
Operating lease obligations	271.1	62.2	94.3	55.2	59.4
Purchase obligations (1)	898.9	758.8	39.3	44.0	56.8
Total	$4,021.1	$1,025.8	$530.9	$732.6	$1,731.8

(1)	Purchase obligations include non-cancellable and cancellable commitments. In many cases, cancellable commitments contain penalty provisions for cancellation.

Long-term debt obligations include expected interest expense. Interest expense is calculated using fixed interest rates for indebtedness that has fixed rates and the implied forward rates as of December 31, 2012 for indebtedness that has floating interest rates.

As of December 31, 2012, our liability for uncertain income tax positions was $141.7 million.  With respect to our tax audits worldwide, it is reasonably possible that we will make payments in 2013 of up to $36 million.  Payments may be made in part to mitigate the accrual of interest in connection with income tax audit assessments that may be issued and that we would contest, or may in part be made to settle the matter with the tax authorities.  Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the remaining liabilities, we are unable to make a reasonable estimate of the amount and period in which these remaining liabilities might be paid.

Additionally, at December 31, 2012, we had outstanding letters of credit that totaled $324.0 million and had issued $64.3 million in credit guarantees of customer financing to purchase equipment, $5.7 million in residual value guarantees and $73.8 million in buyback guarantees.

We maintain defined benefit pension plans for some of our operations in the United States and Europe. It is our policy to fund the retirement plans at the minimum level required by applicable regulations. In 2012, we made cash contributions and payments to the retirement plans of $30.1 million, and we estimate that our retirement plan contributions will be approximately $24 million in 2013. Changes in market conditions, changes in our funding levels or actions by governmental agencies may result in accelerated funding requirements in future periods.

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

As of December 31, 2012, our maximum exposure to such credit guarantees was $64.3 million, including total credit guarantees issued by Terex Cranes Germany GmbH, part of our Cranes segment, and Genie, part of our AWP segment, of $45.8 million and $9.7 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

There can be no assurance that historical credit default experience will be indicative of future results. Our ability to recover losses from our guarantees may be affected by economic conditions in effect at the time of loss.

We issue, from time to time, residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. As described in Note Q – “Litigations and Contingencies” in the Notes to the Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $5.7 million at December 31, 2012. We are generally able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2012, our maximum exposure pursuant to buyback guarantees was $73.8 million. We are generally able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheet of approximately $6 million for the estimated fair value of all guarantees provided as of December 31, 2012.

There can be no assurance that our historical experience in used equipment markets will be indicative of future results. Our ability to recover losses from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which we do business are the Euro, Australian Dollar and British Pound. We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At December 31, 2012, we had foreign exchange contracts with a notional value of $579.0 million.

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

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. In November 2007, we entered into an interest rate swap agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. In November 2012, this agreement was terminated and we received approximately $16 million upon termination. This amount was recorded as a gain on early extinguishment of debt in connection with the repayment of the 8% Notes. In a prior year, we entered into an interest rate agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of our 7-3/8% Notes. To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million. We recorded this loss as an adjustment to the carrying value of the hedged debt and amortized it through January 18, 2011, when we repaid the outstanding portion of the 7-3/8% Notes.

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

We generate hazardous and non-hazardous wastes in the normal course of our manufacturing operations. As a result, we are subject to a wide range of environmental laws and regulations. All of our employees are required to obey all health, safety and environmental laws and regulations and must observe the proper safety rules and environmental practices in work situations. These laws and regulations govern actions that may have adverse environmental effects, such as discharges to air and water, and require compliance with certain practices when handling and disposing of hazardous and non-hazardous wastes. These laws and regulations would also impose liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances, should any of such events occur. We are committed to complying with these standards and monitoring our workplaces to determine if equipment, machinery and facilities meet specified safety standards. Each of our facilities is subject to an environmental audit at least once every three years to monitor compliance and no incidents have occurred which required us to pay material amounts to comply with such laws and regulations. We are dedicated to seeing that safety and health hazards are adequately addressed through appropriate work practices, training and procedures. For example, we have reduced lost time injuries in the workplace since 2007 and we continue to work toward a world-class level of safety practices in our industry.

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

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar when compared to functional currencies of our major markets, which include the Euro, Australian Dollar and British Pound. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures. At December 31, 2012, we had foreign exchange contracts with a notional value of $579.0 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a net loss of $0.4 million at December 31, 2012.

At December 31, 2012, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the year ended December 31, 2012 would have had an approximately $18 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate, LIBOR and EURIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At December 31, 2012, approximately 40% of our debt was floating rate debt and the weighted average interest rate for all debt was approximately 5.80%.

Certain of our obligations bear interest at a fixed interest rate. In November 2007, we entered into an interest rate agreement to convert $400 million of the principal amount of our 8% Notes to floating rates. In November 2012, this agreement was terminated and we received $16 million upon termination. This amount was recorded as a gain on early extinguishment of debt in connection with the repayment of the 8% Notes. In a prior year, we entered into an interest rate agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of our 7-3/8% Notes.  To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million.  We recorded this loss as an adjustment to the carrying value of the hedged debt and amortized it through January 15, 2011, which was the effective date that the hedged debt was extinguished.

At December 31, 2012, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at December 31, 2012 would have increased interest expense by approximately $4 million for the year ended December 31, 2012.

Commodities Risk

Principal materials and components that we use in our manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. In 2012, input cost increases in tires and certain purchased components were generally offset by reductions in steel prices and competitive sourcing activities. We did incur some net material cost increases as a result of legislation (primarily Tier 4 emission standards) and performance based changes in certain product areas, particularly engines.

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Current and potential suppliers are evaluated regularly on their ability to meet our requirements and standards. We actively manage our material supply sourcing, and employ various methods to limit risk associated with commodity cost fluctuations and availability. The inability of suppliers, especially any single source suppliers for a particular business, to deliver materials and components promptly could result in production delays and increased costs to manufacture our products. We have designed and implemented plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base globally, leveraging our overall purchasing volumes to obtain favorable quantities and developing a closer working relationship with key suppliers. We are focusing on gaining efficiencies with suppliers based on our global purchasing power and resources.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of our independent registered public accounting firm and our Consolidated Financial Statements and Financial Statement Schedule are filed pursuant to this Item 8 and are included later in this report. See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2012 and 2011 are as follows (in millions, except per share amounts):

	2012				2011
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net sales	$1,695.5	$1,822.0	$2,011.5	$1,819.4	$1,956.6	$1,803.6	$1,488.2	$1,256.2
Gross profit	307.6	378.6	428.6	330.8	302.6	275.6	214.9	167.2
Net income (loss) from continuing operations attributable to common stockholders	(30.7)	30.2	83.6	20.5	(4.2)	36.9	0.9	5.0
Income (loss) from discontinued operations – net of tax	(0.7)	—	—	2.5	—	—	(0.6)	6.4
Gain (loss) on disposition of discontinued operations – net of tax	(1.9)	—	2.3	—	1.3	—	(0.8)	0.3
Net income (loss) attributable to Terex Corporation	(33.3)	30.2	85.9	23.0	(2.9)	36.9	(0.5)	11.7
Per share:
Basic
Net income (loss) from continuing operations attributable to common stockholders	$(0.28)	$0.27	$0.76	$0.19	$(0.04)	$0.34	$0.01	$0.05
Income (loss) from discontinued operations – net of tax	—	—	—	0.02	—	—	—	0.06
Gain (loss) on disposition of discontinued operations – net of tax	(0.02)	—	0.02	—	0.01	—	(0.01)	—
Net income (loss) attributable to Terex Corporation	(0.30)	0.27	0.78	0.21	(0.03)	0.34	—	0.11
Diluted
Net income (loss) from continuing operations attributable to common stockholders	$(0.28)	$0.27	$0.75	$0.18	$(0.04)	$0.33	$0.01	$0.04
Income (loss) from discontinued operations – net of tax	—	—	—	0.02	—	—	—	0.06
Gain (loss) on disposition of discontinued operations – net of tax	(0.02)	—	0.02	—	0.01	—	(0.01)	—
Net income (loss) attributable to Terex Corporation	(0.30)	0.27	0.77	0.20	(0.03)	0.33	—	0.10

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of December 31, 2012, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During 2012, we implemented an integrated suite of enterprise software at several businesses as part of a multi-year global implementation program. The implementation has involved changes to certain processes and related internal controls over financial reporting. We have reviewed the system and the controls affected and made appropriate changes as necessary.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	519,224 (1)	$23.00	2,537,890
Equity compensation plans not approved by stockholders	—	—	—
Total	519,224	$23.00	2,537,890

(1)
This does not include 3,272,719 of restricted stock awards, which are also not included in the calculation of the weighted average exercise price of outstanding options, warrants and rights in column (b) of this table.

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

TEREX CORPORATION

By:	/s/ Ronald M. DeFeo	February 27, 2013
Ronald M. DeFeo
Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ronald M. DeFeo	Chairman, Chief Executive Officer,	February 27, 2013
Ronald M. DeFeo	and Director
(Principal Executive Officer)

/s/ Phillip C. Widman	Senior Vice President and Chief Financial	February 27, 2013
Phillip C. Widman	Officer
(Principal Financial Officer)

/s/ Mark I. Clair	Vice President, Controller and Chief	February 27, 2013
Mark I. Clair	Accounting Officer
(Principal Accounting Officer)

/s/ G. Chris Andersen	Lead Director	February 27, 2013
G. Chris Andersen

/s/ Paula H. J. Cholmondeley	Director	February 27, 2013
Paula H. J. Cholmondeley

/s/ Don DeFosset	Director	February 27, 2013
Don DeFosset

/s/ Thomas J. Hansen	Director	February 27, 2013
Thomas J. Hansen

/s/ Raimund Klinkner	Director	February 27, 2013
Raimund Klinkner

/s/ David A. Sachs	Director	February 27, 2013
David A. Sachs

/s/ Oren G. Shaffer	Director	February 27, 2013
Oren G. Shaffer

/s/ David C. Wang	Director	February 27, 2013
David C. Wang

/s/ Scott W. Wine	Director	February 27, 2013
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

4.4
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

4.5
Third Supplemental Indenture, dated as of March 27, 2012, to Senior Debt Indenture dated as of July 20, 2007, with HSBC Bank USA, National Association as Trustee relating to the 6.50% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 27, 2012 and filed with the Commission on March 30, 2012).

4.6
Fourth Supplemental Indenture, dated as of November 26, 2012, to the Senior Debt Indenture dated as of July 20, 2007, with HSBC Bank USA, National Association as Trustee relating to 6% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated November 26, 2012 and filed with the Commission on November 30, 2012).

10.1
Terex Corporation Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended June 30, 2007 of Terex Corporation, Commission File No. 1-10702). ***

10.2	1996 Terex Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form S-8 Registration Statement of Terex Corporation, Registration No. 333-03983). ***

10.3
Amendment No. 1 to 1996 Terex Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.5 of the Form 10-K for the year ended December 31, 1999 of Terex Corporation, Commission File No. 1-10702). ***

10.4
Amendment No. 2 to 1996 Terex Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 of the Form 10-K for the year ended December 31, 1999 of Terex Corporation, Commission File No. 1-10702). ***

10.5
Terex Corporation Amended and Restated 2000 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008). ***

10.6
Form of Restricted Stock Agreement under the Terex Corporation 2000 Incentive Plan between Terex Corporation and participants of the 2000 Incentive Plan (incorporated by reference to Exhibit 10.4 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 1, 2005 and filed with the Commission on January 5, 2005). ***

10.7
Form of Option Agreement under the Terex Corporation 2000 Incentive Plan between Terex Corporation and participants of the 2000 Incentive Plan (incorporated by reference to Exhibit 10.5 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 1, 2005 and filed with the Commission on January 5, 2005). ***

10.8
Terex Corporation Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.10 of the Form 10-K for the year ended December 31, 2008 of Terex Corporation, Commission File No. 1-10702). ***

10.9
Terex Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 of the Form 10-Q for the quarter ended June 30, 2004 of Terex Corporation, Commission File No. 1-10702). ***

10.10
Amendment to the Terex Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008). ***

10.11
Terex Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008). ***

10.12
Amendment to the Terex Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 12, 2008 and filed with the Commission on December 16, 2008). ***

10.13
Terex Corporation Amended and Restated 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 12, 2011 and filed with the Commission on May 17, 2011). ***

10.14
Form of Restricted Stock Agreement (time based) under the Terex Corporation Amended and Restated 2009 Omnibus Incentive Plan between Terex Corporation and participants of the 2009 Omnibus Incentive Plan. ***

10.15
Form of Restricted Stock Agreement (performance based) under the Terex Corporation Amended and Restated 2009 Omnibus Incentive Plan between Terex Corporation and participants of the 2009 Omnibus Incentive Plan. ***

10.16
Amended and Restated Credit Agreement dated as of August 5, 2011, among Terex Corporation, certain of its subsidiaries, the Lenders named therein and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated August 5, 2011 and filed with the Commission August 10, 2011).

10.17
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

10.20
Underwriting Agreement, dated November 8, 2012, among Terex Corporation and Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., RBS Securities Inc. and UBS Securities LLC, as representatives for the several underwriters named therein (incorporated by reference to Exhibit 1.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated November 7, 2012 and filed with the Commission November 13, 2012).

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

12	Calculation of Ratio of Earnings to Fixed Charges. *

21.1	Subsidiaries of Terex Corporation. *

23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP, Stamford, Connecticut. *

24.1	Power of Attorney. *

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes –Oxley Act of 2002. **

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Exhibit filed with this document.
**	Exhibit furnished with this document.
***	Denotes a management contract or compensatory plan or arrangement.

TEREX CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

TEREX CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012 AND 2011
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED December 31, 2012

FINANCIAL STATEMENT SCHEDULE

Schedule II – Valuation and Qualifying Accounts and Reserves	F-61

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions, or are not applicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Terex Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Terex Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Stamford, Connecticut
February 27, 2013

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net sales	$7,348.4	$6,504.6	$4,418.2
Cost of goods sold	(5,902.8)	(5,544.3)	(3,815.3)
Gross profit	1,445.6	960.3	602.9
Selling, general and administrative expenses	(1,047.0)	(879.1)	(676.7)
Income (loss) from operations	398.6	81.2	(73.8)
Other income (expense)
Interest income	8.8	14.3	9.8
Interest expense	(164.6)	(134.9)	(145.4)
Loss on early extinguishment of debt	(83.0)	(7.7)	(1.4)
Amortization of debt issuance costs	(9.6)	(8.1)	(7.9)
Other income (expense) – net	5.4	139.7	(19.6)
Income (loss) from continuing operations before income taxes	155.6	84.5	(238.3)
(Provision for) benefit from income taxes	(54.2)	(50.4)	26.8
Income (loss) from continuing operations	101.4	34.1	(211.5)
Income (loss) from discontinued operations – net of tax	1.8	5.8	(15.3)
Gain (loss) on disposition of discontinued operations – net of tax	0.4	0.8	589.3
Net income (loss)	103.6	40.7	362.5
Net loss (income) attributable to noncontrolling interest	2.2	4.5	(4.0)
Net income (loss) attributable to Terex Corporation	$105.8	$45.2	$358.5
Amounts attributable to Terex Corporation common stockholders:
Income (loss) from continuing operations	$103.6	$38.6	$(215.5)
Income (loss) from discontinued operations – net of tax	1.8	5.8	(15.3)
Gain (loss) on disposition of discontinued operations – net of tax	0.4	0.8	589.3
Net income (loss) attributable to Terex Corporation	$105.8	$45.2	$358.5
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.94	$0.35	$(1.98)
Income (loss) from discontinued operations – net of tax	0.02	0.05	(0.14)
Gain (loss) on disposition of discontinued operations – net of tax	—	0.01	5.42
Net income (loss) attributable to Terex Corporation	$0.96	$0.41	$3.30
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.91	$0.35	$(1.98)
Income (loss) from discontinued operations – net of tax	0.02	0.05	(0.14)
Gain (loss) on disposition of discontinued operations – net of tax	—	0.01	5.42
Net income (loss) attributable to Terex Corporation	$0.93	$0.41	$3.30
Weighted average number of shares outstanding in per share calculation
Basic	110.3	109.5	108.7
Diluted	113.9	110.7	108.7

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$103.6	$40.7	$362.5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment, net of (provision for) benefit from taxes of $(5.1), $0.6 and $8.3 respectively	54.2	(101.9)	(65.8)
Derivative hedging adjustment, net of (provision for) benefit from taxes of $(2.5), $0.8 and $(0.5), respectively	3.2	(1.5)	1.5
Debt and equity securities adjustment, net of (provision for) benefit from taxes of $(0.5), $55.6 and $(55.7), respectively	1.0	(99.9)	100.8
Pension liability adjustment:
Net gain (loss), net of (provision for) benefit from taxes of $22.5, $11.8 and $(2.4), respectively	(57.8)	(26.6)	5.6
Amortization of actuarial (gain) loss, net of provision for (benefit from) taxes of $(1.6), $(1.3) and $(0.9), respectively	4.1	2.3	2.3
Foreign exchange and other effects, net of (provision for) benefit from taxes of $1.1, $(0.2) and $(8.5), respectively	(2.8)	0.8	20.1
Total pension liability adjustment	(56.5)	(23.5)	28.0
Other comprehensive income (loss)	1.9	(226.8)	64.5
Comprehensive income (loss)	105.5	(186.1)	427.0
Comprehensive loss (income) attributable to noncontrolling interest	1.7	5.4	(4.1)
Comprehensive income (loss) attributable to Terex Corporation	$107.2	$(180.7)	$422.9

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except par value)

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$678.0	$774.1
Trade receivables (net of allowance of $38.8 and $42.5 at December 31, 2012 and 2011, respectively)	1,077.7	1,178.1
Inventories	1,715.6	1,758.1
Other current assets	326.1	342.9
Total current assets	3,797.4	4,053.2
Non-current assets
Property, plant and equipment – net	813.3	835.5
Goodwill	1,245.3	1,232.9
Intangible assets – net	474.4	519.5
Other assets	415.8	422.3
Total assets	$6,746.2	$7,063.4

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$83.8	$77.0
Trade accounts payable	635.5	764.6
Accrued compensation and benefits	226.2	222.3
Accrued warranties and product liability	97.6	111.0
Customer advances	312.9	223.2
Income taxes payable	83.5	185.2
Other current liabilities	269.3	307.6
Total current liabilities	1,708.8	1,890.9
Non-current liabilities
Long-term debt, less current portion	2,014.9	2,223.4
Retirement plans	430.7	344.6
Other non-current liabilities	313.6	416.1
Total liabilities	4,468.0	4,875.0
Commitments and contingencies
Redeemable noncontrolling interest	246.9	—
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 122.9 and 121.9 shares at December 31, 2012 and 2011, respectively	1.2	1.2
Additional paid-in capital	1,260.7	1,271.8
Retained earnings	1,467.7	1,361.9
Accumulated other comprehensive (loss) income	(124.1)	(125.5)
Less cost of shares of common stock in treasury – 13.0 and 13.1 shares at December 31, 2012 and 2011, respectively	(597.8)	(599.1)
Total Terex Corporation stockholders’ equity	2,007.7	1,910.3
Noncontrolling interest	23.6	278.1
Total stockholders’ equity	2,031.3	2,188.4
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$6,746.2	$7,063.4

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Non-controlling Interest	Total
Balance at December 31, 2009	107.3	$1.2	$1,253.5	$958.2	$36.0	$(598.7)	$24.2	$1,674.4
Net Income (Loss)	—	—	—	358.5	—	—	4.0	362.5
Other Comprehensive Income (Loss) – net of tax:	—	—	—	—	64.4	—	0.1	64.5
Issuance of Common Stock	0.8	—	27.5	—	—	—	—	27.5
Compensation under Stock-based Plans – net	0.1	—	(3.8)	—	—	1.9	—	(1.9)
Acquisition	—	—	—	—	—	—	7.5	7.5
Divestiture	—	—	—	—	—	—	(3.6)	(3.6)
Purchase of noncontrolling interest	—	—	(13.0)	—	—	—	(0.6)	(13.6)
Distributions to noncontrolling interest	—	—	—	—	—	—	(3.4)	(3.4)
Acquisition of Treasury Stock	(0.1)	—	—	—	—	(2.5)	—	(2.5)
Balance at December 31, 2010	108.1	1.2	1,264.2	1,316.7	100.4	(599.3)	28.2	2,111.4
Net Income (Loss)	—	—	—	45.2	—	—	(4.5)	40.7
Other Comprehensive Income (Loss) – net of tax:	—	—	—	—	(225.9)	—	(0.9)	(226.8)
Issuance of Common Stock	0.7	—	26.5	—	—	—	—	26.5
Compensation under Stock-based Plans – net	0.1	—	(13.7)	—	—	2.6	—	(11.1)
Acquisition	—	—	—	—	—	—	258.3	258.3
Purchase of noncontrolling interest	—	—	(5.2)	—	—	—	(1.3)	(6.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1.7)	(1.7)
Acquisition of Treasury Stock	(0.1)	—	—	—	—	(2.4)	—	(2.4)
Balance at December 31, 2011	108.8	1.2	1,271.8	1,361.9	(125.5)	(599.1)	278.1	2,188.4
Net Income (Loss)	—	—	—	105.8	—	—	(2.2)	103.6
Other Comprehensive Income (Loss) – net of tax:	—	—	—	—	1.4	—	0.5	1.9
Issuance of Common Stock	1.0	—	13.5	—	—	—	—	13.5
Compensation under Stock-based Plans – net	0.2	—	7.3	—	—	5.1	—	12.4
Acquisition	—	—	—	—	—	—	2.1	2.1
Divestiture	—	—	—	—	—	—	(7.4)	(7.4)
Redeemable noncontrolling interest	—	—	(12.5)	—	—	—	(247.5)	(260.0)
Purchase of noncontrolling interest	—	—	(0.3)	—	—	—	0.3	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.3)	(0.3)
Redemption of convertible debt	—	—	(19.1)	—	—	—	—	(19.1)
Acquisition of Treasury Stock	(0.1)	—	—	—	—	(3.8)	—	(3.8)
Balance at December 31, 2012	109.9	$1.2	$1,260.7	$1,467.7	$(124.1)	$(597.8)	$23.6	$2,031.3

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income (loss)	$103.6	$40.7	$362.5
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Discontinued operations	(2.2)	(6.6)	(574.0)
Depreciation and amortization	153.0	126.6	104.8
Deferred taxes	(25.2)	(2.0)	108.0
Gain on sale of assets	(5.9)	(173.5)	(3.3)
Loss on early extinguishment of debt	99.0	7.7	1.4
Stock-based compensation expense	29.1	23.4	34.9
Other non-cash charges	70.1	92.3	100.4
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	122.5	(181.2)	(215.1)
Inventories	(55.0)	(26.1)	(194.2)
Trade accounts payable	(126.3)	64.6	36.1
Income taxes payable / receivable	(108.7)	74.4	(143.6)
Customer advances	97.1	18.6	(32.5)
Other assets and liabilities	(67.7)	(74.9)	(181.1)
Other operating activities, net	8.9	38.7	(14.4)
Net cash provided by (used in) operating activities of continuing operations	292.3	22.7	(610.1)
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures	(82.5)	(79.1)	(55.0)
Acquisition of businesses, net of cash acquired	(3.4)	(1,035.2)	(12.8)
Other investments	(24.1)	—	(19.3)
Proceeds from disposition of discontinued operations	3.5	0.5	1,002.0
Investments in derivative securities	—	(16.1)	(21.1)
Proceeds from sale of assets	34.6	539.6	10.0
Other investing activities, net	(4.4)	(2.2)	—
Net cash (used in) provided by investing activities of continuing operations	(76.3)	(592.5)	903.8
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Repayments of debt	(1,533.0)	(447.8)	(365.5)
Proceeds from issuance of debt	1,234.3	926.7	73.9
Payment of debt issuance costs	(20.7)	(26.6)	(7.8)
Purchase of noncontrolling interest	(3.5)	(6.3)	(12.9)
Distributions to noncontrolling interest	(4.9)	—	(3.4)
Other financing activities, net	4.5	4.6	—
Net cash provided by (used in) financing activities of continuing operations	(323.3)	450.6	(315.7)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash (used in) provided by operating activities of discontinued operations	—	—	(53.1)
Net cash provided by (used in) investing activities of discontinued operations	—	—	0.1
Net cash used in discontinued operations	—	—	(53.0)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	11.2	(0.9)	(2.0)
Net (Decrease) Increase in Cash and Cash Equivalents	(96.1)	(120.1)	(77.0)
Cash and Cash Equivalents at Beginning of Period	774.1	894.2	971.2
Cash and Cash Equivalents at End of Period	$678.0	$774.1	$894.2

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
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

On August 16, 2011, the Company acquired a majority interest in the shares of Demag Cranes AG. The results of Demag Cranes AG and its consolidated subsidiaries (“Demag Cranes AG”) are included within the Material Handling & Port Solutions (“MHPS”) segment since the date of acquisition. See Note I – “Acquisitions.”

Reclassification.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.  Effective July 1, 2012, the Company realigned certain operations, which were formerly included in the Cranes segment, to provide a single source for serving port equipment customers and are now included in the MHPS segment. See Note B – “Business Segment Information.” The Company has changed the presentation of certain items in its Consolidated Statement of Cash Flows. Certain borrowings and repayments of debt have been reported on a gross basis; these cash flows were reported on a net basis previously. The Company believes that these changes provide a clearer presentation of the Company’s cash flows.

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

Cash and Cash Equivalents.  Cash equivalents consist of highly liquid investments with original maturities of three months or less.  The carrying amount of cash and cash equivalents approximates their fair value.  Cash and cash equivalents at December 31, 2012 and 2011 include $12.4 million and $14.2 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Inventories.  Inventories are stated at the lower of cost or market (“LCM”) value. Cost is determined principally by the average cost method and the first-in, first-out (“FIFO”) (approximately 57% and 43% , respectively).  In valuing inventory, the Company is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market.  These assumptions require the Company to analyze the aging of and forecasted demand for its inventory, forecast future products sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory.  Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with the Company’s customers for future orders, including their plans for expenditures, and market trends for similar products.  The Company’s judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage.  The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers.  This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines.  While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved.  Future events that could significantly influence the Company’s judgment and related estimates include general economic conditions in markets where the Company’s products are sold, new equipment price fluctuations, actions of the Company’s competitors, including the introduction of new products and technological advances, as well as new products and design changes the Company introduces.  The Company makes adjustments to its inventory reserve based on the identification of specific situations and increases its inventory reserves accordingly.  As further changes in future economic or industry conditions occur, the Company will revise the estimates that were used to calculate its inventory reserves.  At December 31, 2012 and 2011, reserves for LCM, excess and obsolete inventory totaled $135.6 million and $120.1 million, respectively.

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

Debt Issuance Costs.  Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt.  Capitalized debt issuance costs related to debt that is extinguished early are charged to expense at the time of retirement. Debt issuance costs were $41.2 million and $42.7 million (net of accumulated amortization of $10.2 million and $11.9 million) at December 31, 2012 and 2011, respectively.

Intangible Assets.  Intangible assets include purchased patents, trademarks, customer relationships and other specifically identifiable assets and are amortized on a straight-line basis over the respective estimated useful lives, which range from one to fifty-four years.  Intangible assets are reviewed for impairment when circumstances warrant.

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

Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which discrete financial information with similar economic characteristics is available and the operating results are regularly reviewed by the Company’s management.  The Aerial Work Platforms (“AWP”), Construction, Cranes and Materials Processing (“MP”) operating segments plus the Material Handling business (including services) and Port Solutions business of MHPS, comprise the six reporting units for goodwill impairment testing purposes.

The Company adopted Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350),” (“ASU 2011-08”) at the beginning of its fourth quarter of 2011 on a prospective basis. See “Recent Accounting Pronouncements” below. ASU 2011-08 allows us to first assess, qualitatively, whether it is necessary to perform the quantitative two-step goodwill impairment test as described below. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment process is required. We have the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the quantitative goodwill impairment test.

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

There were no indicators of goodwill impairment in the tests performed as of October 1, 2012, 2011 and 2010. See Note J – “Goodwill and Intangible Assets, Net” in the Notes to the Consolidated Financial Statements.

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

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if fair value based on the estimated future undiscounted cash flows are less than the carrying value.  Future cash flow projections include assumptions for future sales levels and the level of working capital needed to support each business.  The Company uses data developed by business segment management as well as macroeconomic data in making these calculations.  The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset.  The Company recognized asset impairments of $8.9 million, $18.8 million and $11.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, of which, $5.7 million, $8.8 million and $9.3 million, respectively, were recognized as part of restructuring costs.  See Note L – “Restructuring and Other Charges.”

Accounts Receivable and Allowance for Doubtful Accounts.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical customer review and current financial conditions.  The Company reviews its allowance for doubtful accounts at least quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectability.  All other balances are reviewed on a pooled basis by type of receivable.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  There can be no assurance that the Company’s historical accounts receivable collection experience will be indicative of future results.  The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note Q – “Litigation and Contingencies.”  Substantially all receivables were trade receivables at December 31, 2012 and 2011.

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
c)                                     Collectability is reasonably assured; and
d)                                    The Company has no significant obligations for future performance.

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
d)                                   Collectability is reasonably assured;
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

d)                                    Collectability is reasonably assured; and
e)                                     The customer has given their acceptance, the time period has elapsed or the Company has otherwise objectively demonstrated that the criteria specified in the acceptance provisions have been satisfied.

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
c)                                     The price to the buyer is fixed or determinable; and
d)                                    Collectability is reasonably assured.

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

When a sales transaction includes multiple deliverables, such as sales of multiple products or sales of products and services that are delivered over multiple reporting periods, the multiple deliverables are evaluated to determine the units of accounting, and the entire fee from the arrangement is allocated to each unit of accounting based on the relative selling price. The selling price of a unit of accounting is determined using a selling price hierarchy. Vendor-specific objective evidence (“VSOE”) is established based upon the price charged for products and services that are sold separately in standalone transactions. If VSOE cannot be established, third-party evidence (“TPE”) is evaluated based on competitor prices for similar deliverables when sold separately. If neither VSOE or TPE is available, management's best estimate of selling price is established based upon the price at which the Company would sell the product on a standalone basis taking into consideration factors including, but not limited to, internal costs, gross margin objectives, pricing practices and market conditions. Revenue is recognized when the revenue recognition criteria for each unit of accounting are met.

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2010	$103.0
Accruals for warranties issued during the period	74.9
Business acquired during the period	24.7
Changes in estimates	11.5
Settlements during the year	(76.5)
Foreign exchange effect/other	(3.5)
Balance as of December 31, 2011	134.1
Accruals for warranties issued during the period	55.3
Changes in estimates	0.1
Settlements during the year	(80.7)
Foreign exchange effect/other	1.6
Balance as of December 31, 2012	$110.4

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

Deferred Compensation.  The Company maintains a Deferred Compensation Plan, which is described more fully in Note O – “Retirement Plans and Other Benefits.”  The Company’s common stock, par value $0.01 per share (“Common Stock”) held in a rabbi trust pursuant to the Company’s Deferred Compensation Plan, is treated in a manner similar to treasury stock and is recorded at cost within Stockholders’ equity as of December 31, 2012 and 2011.  The plan obligations for participant deferrals in the Company’s Common Stock are classified as Additional paid-in capital within Stockholders’ equity.  The total of the Company’s Common Stock required to settle this deferred compensation obligation is included in the denominator in both basic and diluted earnings per share calculations.

Stock-Based Compensation.  At December 31, 2012, the Company had stock-based employee compensation plans, which are described more fully in Note P – “Stockholders’ Equity.”  The Company accounts for those plans under the recognition and measurement principles of ASC 718, “Compensation–Stock Compensation” (“ASC 718”).  ASC 718 requires that expense resulting from all share-based payment transactions be recognized in the financial statements at fair value.

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

Derivatives.  Derivative financial instruments are recorded in the Consolidated Balance Sheet at their fair value as either assets or liabilities.  Changes in the fair value of derivatives are recorded each period in earnings or Accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction.  Gains and losses on derivative instruments reported in Accumulated other comprehensive income are included in earnings in the periods in which earnings are affected by the hedged item. See Note K – “Derivative Financial Instruments.”

Environmental Policies.  Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure.  Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed.  Liabilities are recorded when environmental assessments and/or remedial actions are probable and the costs can be reasonably estimated.  Such amounts were not material at December 31, 2012 and 2011.

Research and Development Costs.  Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in Selling, general and administrative expenses.  Research and development costs were $75.6 million, $73.7 million and $59.9 million during 2012, 2011 and 2010, respectively.

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

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of ASC 820, “Fair Value Measurement and Disclosure” (“ASC 820”) include interest rate swap and foreign currency forward contracts discussed in Note K – “Derivative Financial Instruments.”  These contracts are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

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
In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” (“ASU 2012-02”). ASU 2012-02 amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment.  Under ASU 2012-02, an entity has the option of performing a qualitative assessment of whether it is more likely than not that the fair value of an entity’s indefinite-lived intangible asset is less than its carrying amount before calculating the fair value of the asset. If the conclusion is that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company would be required to calculate the fair value of the asset. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Adoption of this guidance is not expected to have a significant impact on the determination or reporting of the Company’s financial results.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”). ASU 2013-02 adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). ASU 2013-02 intends to help the Company improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of AOCI in the Company's financial statements. ASU 2013-02 does not amend any existing requirements for reporting net income or OCI in the Company's financial statements. ASU 2013-02 is effective for annual and interim reporting periods beginning after December 15, 2012. Adoption of this guidance is not expected to have a significant impact on the determination or reporting of the Company's financial results.

NOTE B – BUSINESS SEGMENT INFORMATION

Terex is a diversified global equipment manufacturer of specialized machinery products. The Company is focused on delivering reliable, customer-driven solutions for a wide range of commercial applications, including the construction, infrastructure, quarrying, mining, manufacturing, shipping, transportation, refining, energy and utility industries. The Company operates in five reportable segments: (i) AWP; (ii) Construction; (iii) Cranes; (iv) MHPS; and (v) MP.

The AWP segment designs, manufactures, refurbishes, services and markets aerial work platform equipment, telehandlers, light towers, bridge inspection equipment and utility equipment as well as their related components and replacement parts. Customers use these products to construct and maintain industrial, commercial and residential buildings and facilities, construct and maintain utility and telecommunication lines, trim trees, in construction and foundation drilling applications and for other commercial operations, as well as in a wide range of infrastructure projects.

The Construction segment designs, manufactures and markets heavy and compact construction equipment, roadbuilding equipment, including asphalt and concrete equipment and landfill compactors, as well as their related components and replacement parts. Customers use these products in construction and infrastructure projects, in building roads and bridges, in quarrying and mining operations and for material handling applications.

On February 11,  2013, the Company announced that it entered into a definitive agreement to divest its Roadbuilding operations in Brazil and assets for its asphalt paver, reclaimer stabilizer and material transfer product lines which are currently manufactured in Oklahoma City. The transaction is anticipated to close during the first quarter of 2013. The Company has also determined that it will be exiting the remaining roadbuilding product lines that it manufactures in Oklahoma City.

The Cranes segment designs, manufactures, services and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, lattice boom truck cranes and truck-mounted cranes (boom trucks), as well as their related components and replacement parts. Cranes products are used primarily for construction, repair and maintenance of commercial buildings, manufacturing facilities and infrastructure projects.

The MHPS segment designs, manufactures, refurbishes, services and markets industrial cranes, including standard cranes, process cranes, rope and chain hoists, electric motors, light crane systems and crane components as well as a diverse portfolio of port and rail equipment including mobile harbor cranes, straddle and sprinter carriers, gantry cranes, ship-to-shore cranes, reach stackers, empty container handlers, full container handlers, general cargo lift trucks, automated stacking cranes, automated guided vehicles and terminal automation technology, including software, as well as their related components and replacement parts. Customers use these products for material handling at manufacturing, port and rail facilities. The MHPS segment also operates an extensive global sales and service network.

The MHPS segment was formed upon the completion of the Company’s acquisition of a majority interest in the shares of Demag Cranes AG on August 16, 2011. See Note I – “Acquisitions.” Accordingly, the results of Demag Cranes AG and its subsidiaries (“Demag Cranes”) are consolidated within MHPS from its date of acquisition. The Company acquired the port equipment businesses of Reggiane Cranes and Plants S.p.A. and Noell Crane Holding GmbH (collectively, “Terex Port Equipment” or the “Port Equipment Business”) on July 23, 2009.  Subsequently, effective July 1, 2012, the Company realigned certain operations to provide a single source for serving port equipment customers. The Terex Port Equipment Business and the Company’s French reach stacker business, both formerly part of the Cranes segment, are now consolidated within the MHPS segment. As a result, the 2011 performance of this segment reflects approximately four and a half months of operations of Demag Cranes. Accordingly, comparisons between the years ended December 31, 2012, 2011 and 2010, respectively must be reviewed in this context.

The MP segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders, chippers and related components and replacement parts. Customers use MP products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries.

The Company assists customers in their rental, leasing and acquisition of its products through Terex Financial Services (“TFS”). TFS uses its equipment financing experience to provide financing solutions to customers who purchase the Company’s equipment.

The Company has no customers that accounted for more than 10% of consolidated sales in 2012.  The results of businesses acquired during 2012, 2011 and 2010 are included from the dates of their respective acquisitions.

Subsequent to December 31, 2012, the Company realigned certain operations in an effort to strengthen its ability to service customers and to recognize certain organizational efficiencies. The Company’s Utilities business, formerly part of its AWP segment, will be consolidated within its Cranes segment for financial reporting periods beginning on or after January 1, 2013. The Company’s Crane America Services business, formerly part of its MHPS segment, and its legacy AWP services business, formerly part of its AWP segment, will both be consolidated within the Company’s Cranes segment for financial reporting periods beginning on or after January 1, 2013 and will be run together as the Company’s North America Services business.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items. Business segment information is presented below (in millions):

	Year Ended December 31,
	2012	2011	2010
Net Sales
AWP	$2,104.6	$1,750.0	$1,076.3
Construction	1,308.7	1,505.6	1,081.2
Cranes	1,491.9	1,543.0	1,419.2
MHPS	1,840.3	1,077.3	364.4
MP	661.5	682.8	533.1
Corporate and Other / Eliminations	(58.6)	(54.1)	(56.0)
Total	$7,348.4	$6,504.6	$4,418.2
Income (loss) from Operations
AWP	$227.7	$86.3	$2.8
Construction	(43.6)	(18.4)	(52.0)
Cranes	143.4	25.7	54.6
MHPS	13.4	(64.7)	(21.1)
MP	75.3	59.5	24.5
Corporate and Other / Eliminations *	(17.6)	(7.2)	(82.6)
Total	$398.6	$81.2	$(73.8)
Depreciation and Amortization
AWP	$16.6	$17.7	$18.1
Construction	24.3	25.5	28.4
Cranes	23.8	26.9	22.9
MHPS	65.5	35.8	15.0
MP	5.1	5.8	5.7
Corporate	17.7	14.9	14.7
Total	$153.0	$126.6	$104.8
Capital Expenditures
AWP	$18.5	$14.9	$19.4
Construction	7.9	17.5	9.7
Cranes	9.8	13.2	12.4
MHPS	33.5	17.0	1.1
MP	4.9	2.6	2.6
Corporate	7.9	13.9	9.8
Total	$82.5	$79.1	$55.0

* Corporate cost allocation method to segments increased in 2011.

	December 31,
	2012	2011
Identifiable Assets
AWP	$997.2	$1,039.5
Construction	1,124.7	1,232.3
Cranes	1,686.1	1,517.4
MHPS	3,004.6	2,890.2
MP	982.0	928.7
Corporate and Other / Eliminations	(1,048.4)	(544.7)
Total	$6,746.2	$7,063.4

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

Geographic segment information is presented below (in millions):

	Year Ended December 31,
	2012	2011	2010
Net Sales
United States	$2,306.6	$1,858.3	$1,191.8
United Kingdom	282.7	288.6	203.6
Germany	666.8	582.5	313.3
Other European countries	1,384.9	1,320.3	891.3
All other	2,707.4	2,454.9	1,818.2
Total	$7,348.4	$6,504.6	$4,418.2

	December 31,
	2012	2011
Long-lived Assets
United States	$192.6	$184.5
United Kingdom	37.2	36.7
Germany	310.8	313.3
Other European countries	107.2	124.2
All other	165.5	176.8
Total	$813.3	$835.5

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.  Long-lived assets consist of net fixed assets, which can be attributed to the specific geographic regions.

NOTE C – INCOME TAXES

The components of income (loss) from continuing operations before income taxes are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
United States	$136.1	$159.1	$(159.0)
Foreign	19.5	(74.6)	(79.3)
Income (loss) from continuing operations before income taxes	$155.6	$84.5	$(238.3)

Income (loss) before income taxes including Income (loss) from discontinued operations and Gain (loss) from disposition of discontinued operations attributable to the Company was $156.7 million, $83.7 million and $584.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The major components of the Company’s provision for (benefit from) income taxes on continuing operations before income taxes are summarized below (in millions):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$27.4	$22.8	$(144.1)
State	3.8	1.5	(0.8)
Foreign	48.2	28.1	10.1
Current income tax provision (benefit)	79.4	52.4	(134.8)
Deferred:
Federal	(9.1)	3.9	91.4
State	(0.6)	5.6	(2.3)
Foreign	(15.5)	(11.5)	18.9
Deferred income tax (benefit) provision	(25.2)	(2.0)	108.0
Total provision for (benefit from) income taxes	$54.2	$50.4	$(26.8)
Included in the total benefit from income taxes for the year ended December 31, 2010 was expense of $15.5 million related to foreign exchange gain included in other comprehensive income.  Including discontinued operations and disposition of discontinued operations, the total (benefit from) provision for income taxes was $53.1 million, $43.0 million and $222.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Deferred tax assets and liabilities result from differences in the bases of assets and liabilities for tax and financial statement purposes.  The tax effects of the basis differences and net operating loss carry forwards as of December 31, 2012 and 2011 for continuing operations are summarized below for major balance sheet captions (in millions):

	2012	2011
Property, plant and equipment	$(84.9)	$(67.7)
Intangibles	(145.5)	(152.4)
Trade receivables	14.5	9.8
Inventories	52.1	51.8
Accrued warranties and product liability	18.2	21.6
Net operating loss carry forwards	200.8	197.1
Retirement plans and other	75.6	57.0
Accrued compensation and benefits	27.2	23.7
Investments	1.9	(7.4)
Credits	16.9	26.3
Other	49.9	28.3
Deferred tax assets valuation allowance	(172.2)	(183.3)
Net deferred tax assets (liabilities)	$54.5	$4.8

Deferred tax assets for continuing operations total $356.5 million before valuation allowances of $172.2 million at December 31, 2012.  Total deferred tax liabilities for continuing operations of $129.8 million include $8.0 million in current liabilities and $121.8 million in non-current liabilities on the Consolidated Balance Sheet at December 31, 2012.  Included in net deferred tax assets for continuing operations are income taxes paid on intercompany transactions of $20.7 million and $16.9 million as of December 31, 2012 and 2011, respectively.  There were no deferred tax assets for discontinued operations as of December 31, 2012 and 2011.

The Company evaluates the net realizable value of its deferred tax assets each reporting period. The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards. Historical information is supplemented by currently available information about future tax years. Realization requires sufficient taxable income to use deferred tax assets. The Company records a valuation allowance for each deferred tax asset for which realization is not assessed as more likely than not. In particular, the assessment by the Company that deferred tax assets will be realized considered available evidence including: (i) estimates of future taxable income generated from various sources, including the continued recovery of operations in the U.S. and the United Kingdom and anticipated future recovery in

Brazil, (ii) the reversal of taxable temporary differences, (iii) increased profitability due to cost reductions in recent years, (iv) the anticipated combination of certain businesses in the United Kingdom in the future, which were weighed against losses in the U.S. and the United Kingdom in late 2008 through 2010 and 2011 losses in Brazil. If the current estimates of future taxable income are not realized or future estimates of taxable income are reduced, then the assessment regarding the realization of deferred tax assets in certain jurisdictions, including the U.S., Brazil and the United Kingdom, could change and have a material impact on the statement of income.  In 2010, the Company recorded a valuation allowance for its Italian operations due to changes in the expectation of future taxable income.  The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $172.2 million and $183.3 million, respectively.  The net change in the total valuation allowance for the years ended December 31, 2012 and 2011 was a decrease of $11.1 million and an increase of $25.7 million, respectively.

The Company’s Provision for (benefit from) income taxes is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s Income (loss) from continuing operations before income taxes.  The reasons for the difference are summarized as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Tax at statutory federal income tax rate	$54.5	$29.6	$(83.4)
State taxes (net of Federal benefit)	2.0	4.3	(9.0)
Change in valuation allowance	14.2	18.1	35.1
Foreign tax differential on income/losses of foreign subsidiaries	(17.8)	(7.1)	7.6
U.S. tax on multi-national operations	(4.1)	(0.1)	0.2
Change in foreign statutory rates	3.2	4.9	2.5
U.S. manufacturing and export incentives	(4.0)	(1.7)	6.4
Tax on foreign exchange amounts reported in accumulated other comprehensive income	—	—	15.5
Other	6.2	2.4	(1.7)
Total provision for (benefit from) income taxes	$54.2	$50.4	$(26.8)

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

Except for a limited number of immaterial subsidiaries, the Company does not provide for foreign income and withholding, U.S. Federal, or state income taxes or tax benefits on the financial reporting basis over the tax basis of its investments in foreign subsidiaries because such amounts are indefinitely reinvested to support operations and continued growth plans outside the U.S. At December 31, 2012, the Company’s financial reporting basis in its foreign subsidiaries exceeded its tax basis by approximately $851 million.  The Company reviews its plan to indefinitely reinvest on a quarterly basis.  In making its decision to indefinitely reinvest, the Company evaluates its plans of reinvestment, its ability to control repatriation, and the need, if any, to repatriate funds to support U.S. operations.  If the assessment of the Company with respect to earnings of foreign subsidiaries changes, deferred U.S. income taxes, foreign income taxes, and foreign withholding taxes may have to be accrued.  At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the investment in foreign subsidiaries is not practical.

At December 31, 2012, the Company had domestic federal net operating loss carry forwards of $14.5 million.  None of the remaining U.S. federal net operating loss carry forwards expire before 2017.  The Company also has various state net operating loss carry forwards available to reduce future state taxable income and income taxes.  These net operating loss carry forwards expire at various dates through 2032.

In addition, at December 31, 2012, the Company’s foreign subsidiaries had approximately $709 million of loss carry forwards, consisting of $210 million in Germany, $190 million in Italy, $90 million in the United Kingdom, $47 million in Spain, $46 million in China and $126 million in other countries, which are available to offset future foreign taxable income.  The majority of these foreign tax loss carry forwards are available without expiration.

The Company had total net income tax (refunds) payments including discontinued operations of $224.2 million, $(36.3) million and $47.5 million in 2012, 2011 and 2010, respectively.  At December 31, 2012 and 2011, Other current assets included net income tax receivable amounts of $27.6 million and $27.1 million respectively.

The Company and its subsidiaries conduct business globally and file income tax returns in U.S. federal, state and foreign jurisdictions, as required. From a tax perspective, major jurisdictions where the Company is often subject to examination by tax authorities include Australia, Germany, Italy, the United Kingdom and the U.S. Currently, various entities of the Company are under audit in Germany, Italy, the U.S. and elsewhere. With few exceptions, including certain subsidiaries in Germany that are under audit, the statute of limitations for the Company and its subsidiaries has, as a practical matter expired for tax years prior to 2007. The Company assesses uncertain tax positions for recognition, measurement and effective settlement. Where the Company has determined that its tax return filing position does not satisfy the more likely than not recognition threshold of ASC 740, “Income Taxes,” it has recorded no tax benefits. Where the Company has determined that its tax return filing positions are more likely than not to be sustained, the Company has measured and recorded the largest amount of tax benefit greater than 50% likely to be realized. The Company recognizes accrued interest and penalties, if any, related to income taxes as (Provision for) benefit from income taxes in its Consolidated Statement of Income.

The following table summarizes the activity related to the Company’s total (including discontinued operations) unrecognized tax benefits (in millions):

Balance as of January 1, 2010	$151.1
Additions for current year tax positions	3.4
Additions for prior year tax positions	20.7
Reductions for prior year tax positions	(7.0)
Reductions for tax positions related to current year	(1.2)
Reductions related to expiration of statute of limitations	(1.3)
Settlements	(25.3)
Acquired balances	1.3
Balance as of December 31, 2010	141.7
Additions for current year tax positions	0.7
Additions for prior year tax positions	15.2
Reductions for prior year tax positions	(10.5)
Reductions for tax positions related to current year	—
Reductions related to expiration of statute of limitations	(3.3)
Settlements	(14.8)
Acquired balances	40.6
Balance as of December 31, 2011	169.6
Additions for current year tax positions	—
Additions for prior year tax positions	15.1
Reductions for prior year tax positions	(22.3)
Reductions for tax positions related to current year	—
Reductions related to expiration of statute of limitations	(23.2)
Settlements	(1.3)
Acquired balances	10.7
Balance as of December 31, 2012	$148.6

The Company evaluates each reporting period whether it is reasonably possible that material changes to its uncertain tax position liability could occur in the next twelve months.  Changes may occur as a result of uncertain tax positions being considered effectively settled, re-measured, paid, acquired or divested, as the result of a change in the accounting rules, tax law or judicial decision, or due to the expiration of the relevant statute of limitations. It is not possible to predict which uncertain tax positions, if any, may be challenged by tax authorities. The timing and impact of income tax audits and their resolution is highly uncertain. New laws and judicial decisions can change assessments concerning technical merit and measurement. The amounts of or periods in which changes to reserves for uncertain tax positions will occur is generally unascertainable.  The Company believes it is reasonably possible that the total amount of unrecognized tax benefits disclosed as of December 31, 2012 may decrease approximately $61 million in the fiscal year ending December 31, 2013. Such possible decrease relates primarily to audit settlements for valuation, transfer pricing, deductibility issues and the expiration of statutes of limitation.

As of December 31, 2012 and 2011, the Company had $148.6 million and $169.6 million, respectively, of unrecognized tax benefits.  Of the $148.6 million at December 31, 2012, $119.5 million, if recognized, would affect the effective tax rate.  As of December 31, 2012 and 2011, the liability for potential penalties and interest was $14.1 million and $19.3 million, respectively.  During the years ended December 31, 2012 and 2011, the Company recognized tax (benefit) expense of $(5.2) million and $(6.3) million, respectively, for interest and penalties.

With the exception of goodwill, the Company recorded deferred taxes on differences between the book and tax bases of Demag Cranes AG assets and liabilities acquired. In general, acquired goodwill in a non-taxable business combination is not amortized and not deductible for tax purposes. See Note I – “Acquisitions.”

NOTE D – DISCONTINUED OPERATIONS

On February 19, 2010, the Company completed the disposition of its Mining business to Bucyrus International, Inc. (“Bucyrus”) and received approximately $1 billion in cash and approximately 5.8 million shares of Bucyrus common stock. Following this transaction, the Company invested in its current businesses and focused on products and services where it can maintain and build a strong market presence. The products divested by the Company in the transaction included hydraulic mining excavators, high capacity surface mining trucks, track and rotary blasthole drills, drill tools and highwall mining equipment, as well as the related parts and aftermarket service businesses, including the Company-owned distribution locations. The Company recorded a cumulative gain on the sale of its Mining business of approximately $605 million, net of tax through December 31, 2012. During the year ended December 31, 2012, the Company paid taxes of approximately $124 million related to the sale of its Mining business, which has been included in operating cash flows.

The Company was involved in a dispute with Bucyrus (which was subsequently purchased by Caterpillar, Inc., (“Caterpillar”)) regarding the calculation of the value of the net assets of the Mining business (the “Dispute”). Bucyrus initially provided the Company with their calculation of the net asset value of the Mining business, which sought a payment of approximately $149 million from the Company to Bucyrus. In January 2013, the Company reached an agreement with Caterpillar that settled the Dispute. As part of the settlement, the Company made a payment to Caterpillar of an immaterial amount.

During the year ended, December 31, 2011 the Company sold approximately 5.8 million shares of Bucyrus common stock for net proceeds of $531.8 million, resulting in a gain of $167.8 million, which was recorded in Other income (expense) in the Consolidated Statement of Income. As of December 31, 2011, the Company had no shares of Bucyrus stock remaining.

In March 2010, the Company sold the assets of its Powertrain gears business and pumps business, which were formerly part of the Construction segment.  Total proceeds on the sale of these businesses were approximately $2 million.

On March 10, 2010, the Company entered into an agreement to sell all of its Atlas heavy construction equipment and knuckle-boom cranes businesses (collectively, “Atlas”) to Atlas Maschinen GmbH (“Atlas Maschinen”).  Fil Filipov, a former Terex executive and the father of Steve Filipov, the Company’s President, MHPS, is the Chairman of Atlas Maschinen.  The Atlas product lines divested in the transaction included crawler, wheel and rail excavators, knuckle-boom truck loader cranes and Terex® Atlas branded material handlers.  The transaction also includes the Terex Atlas UK distribution business for truck loader cranes in the United Kingdom and the Terex minority ownership position in an Atlas Chinese joint venture.  The Atlas business was previously reported in the Construction segment, with the exception of the knuckle-boom truck loader cranes business, which was reported in the Cranes segment.  The Company completed the portion of this transaction related to the operations in Germany on April 15, 2010 and the operations in the United Kingdom on August 11, 2010.  The Company recorded a cumulative loss on the sale of Atlas of approximately $14 million, net of tax, through December 31, 2012.

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

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statement of Income (in millions):

	Year Ended December 31,
	2012	2011	2010
Net sales	$—	$—	$157.7

(Loss) income from discontinued operations before income taxes	$1.2	$(0.1)	$(9.7)
(Provision for) benefit from income taxes	0.6	5.9	(5.6)
Income (loss) from discontinued operations – net of tax	$1.8	$5.8	$(15.3)

(Loss) gain on disposition of discontinued operations	$(0.1)	$(0.7)	$832.7
Benefit from (provision for) income taxes	0.5	1.5	(243.4)
Gain (loss) on disposition of discontinued operations – net of tax	$0.4	$0.8	$589.3

During the year ended December 31, 2012, a net tax benefit of $0.6 million was recognized in discontinued operations, comprising of a $2.5 million tax benefit for the resolution of uncertain tax positions for pre-divestiture years in the Mining business and a $1.9 million tax provision related to pre-divestiture tax receivables which are not collectible. For the years ended December 31, 2011 and 2010, a tax benefit of $5.9 million and a tax provision of $5.6 million, respectively, was recognized in discontinued operations for the resolution of uncertain tax positions for pre-divestiture years in the Mining business. During the year ended December 31, 2012, the Company recorded a $2.3 million gain on the sale of its Atlas business based on contractually obligated earnings based payments from the purchaser and a $1.9 million loss related to the settlement of the Dispute. During the year ended December 31, 2011 the Company recorded a $0.8 million gain on the sale of its Mining business. During the year ended December 31, 2010, the Company recorded a net gain of $589.3 million, comprising of a $606.2 million gain related to the sale of the Mining Business, a $0.4 million loss related to the sale of the Powertrain business and a $16.5 million loss on the sale of the Atlas business. No assets and liabilities were remaining in discontinued operations entities in the Consolidated Balance Sheet as of December 31, 2012 and 2011.

NOTE E – EARNINGS PER SHARE

	For the year ended December 31,
	(in millions, except per share data)
	2012	2011	2010
Income (loss) from continuing operations attributable to Terex Corporation common stockholders	$103.6	$38.6	$(215.5)
Income (loss) from discontinued operations-net of tax	1.8	5.8	(15.3)
Gain (loss) on disposition of discontinued operations-net of tax	0.4	0.8	589.3
Net income (loss) attributable to Terex Corporation	$105.8	$45.2	$358.5
Basic shares:
Weighted average shares outstanding	110.3	109.5	108.7
Earnings per share - basic:
Income (loss) from continuing operations	$0.94	$0.35	$(1.98)
Income (loss) from discontinued operations-net of tax	0.02	0.05	(0.14)
Gain (loss) on disposition of discontinued operations-net of tax	—	0.01	5.42
Net income (loss) attributable to Terex Corporation	$0.96	$0.41	$3.30
Diluted shares:
Weighted average shares outstanding	110.3	109.5	108.7
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	3.6	1.2	—
Diluted weighted average shares outstanding	113.9	110.7	108.7
Earnings per share - diluted:
Income (loss) from continuing operations	$0.91	$0.35	$(1.98)
Income (loss) from discontinued operations-net of tax	0.02	0.05	(0.14)
Gain (loss) on disposition of discontinued operations-net of tax	—	0.01	5.42
Net income (loss) attributable to Terex Corporation	$0.93	$0.41	$3.30

The following table provides information to reconcile amounts reported on the Consolidated Statement of Income to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions) for the year ended December 31:

Reconciliation of amounts attributable to common stockholders:	2012	2011	2010
Income (loss) from continuing operations	$101.4	$34.1	$(211.5)
Noncontrolling interest attributed to income (loss) from continuing operations	2.2	4.5	(4.0)
Income (loss) from continuing operations attributable to common stockholders	$103.6	$38.6	$(215.5)

Weighted average options to purchase 0.2 million, 0.2 million, and 0.6 million shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during 2012, 2011 and 2010, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 0.3 million, 0.2 million and 1.1 million shares were outstanding during 2012, 2011 and 2010, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance.  ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

The 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”) described in Note M – “Long-Term Obligations” are dilutive to the extent the volume-weighted average price of the Common Stock for the period evaluated was greater than $16.25 per share and earnings from continuing operations were positive. The volume-weighted average price of the Common Stock was not greater than $16.25 per share for the year ended 2011 and therefore no shares were contingently issuable during this period. The number of shares that were contingently issuable for the 4% Convertible Notes during 2012 was 2.9 million. The number of shares that were contingently issuable for the 4% Convertible Notes for 2010 was 4.4 million, but was not included in the computation of diluted shares because the effect would have been anti-dilutive. In August 2012, the Company repurchased approximately 25% of the principal amount outstanding of the 4% Convertible notes. See Note M – “Long-Term Obligations.”

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	December 31,
	2012	2011
Finished equipment	$485.4	$465.2
Replacement parts	201.4	217.7
Work-in-process	507.4	508.7
Raw materials and supplies	521.4	566.5
Inventories	$1,715.6	$1,758.1

Reserves for lower of cost or market value, excess and obsolete inventory were $135.6 million and $120.1 million at December 31, 2012 and 2011, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	December 31,
	2012	2011
Property	$123.0	$123.3
Plant	396.9	426.4
Equipment	713.3	690.4
Property, Plant and Equipment – Gross	1,233.2	1,240.1
Less: Accumulated depreciation	(419.9)	(404.6)
Property, plant and equipment – net	$813.3	$835.5

Depreciation expense for the years ended December 31, 2012, 2011 and 2010, was $100.4 million, $89.5 million and $78.6 million, respectively.

NOTE H – EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from leasing the Company’s products to customers.  Initial noncancellable lease terms typically range up to 84 months.  The net book value of equipment subject to operating leases was approximately $58 million and $64 million (net of accumulated depreciation of approximately $33 million) at December 31, 2012 and 2011, respectively, and is included in Other assets on the Company’s Consolidated Balance Sheet.  The equipment is depreciated on a straight-line basis over its estimated useful life.

Future minimum lease payments to be received under noncancellable operating leases with lease terms in excess of one year are as follows (in millions):

Years ending December 31,
2013	$14.0
2014	8.3
2015	4.4
2016	2.3
2017	0.6
Thereafter	—
$29.6

The Company received approximately $14 million and $20 million of rental income from assets subject to operating leases with lease terms greater than one year during 2012 and 2011, respectively, none of which represented contingent rental payments.

NOTE I – ACQUISITIONS

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

In January 2012, the Company entered into a Domination and Profit and Loss Transfer Agreement (the “DPLA”) with Demag Cranes AG. The DPLA was approved by the Demag Cranes AG shareholders on March 16, 2012 and became effective following registration of the DPLA in the commercial register of Demag Cranes AG. Upon demand from outside shareholders of Demag Cranes AG, the Company will acquire their shares in return for €45.52 per share. Any outside shareholders of Demag Cranes AG that choose not to sell their shares to the Company will receive an annual guaranteed payment in the gross amount of €3.33 per share (€3.04 net per share). See Note P - “Stockholders’ Equity” for a discussion of the financial statement impact of these items.

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

During 2012, the Company made an election, for U.S. tax purposes, to characterize most aspects of the Demag Cranes AG acquisition as a purchase of assets, rather than as a purchase of shares of Demag Cranes AG. As a result of the U.S. tax election, a net $38.4 million deferred tax liability related to the investment basis difference was no longer required. Since the deferred tax liability was recorded in purchase accounting as an increase to goodwill, its elimination was recorded as a reduction to goodwill. In addition, during 2012, additional measurement period adjustments of $9.8 million related principally to uncertain tax position amounts and deferred tax liabilities for the investment basis differences in certain Demag Cranes AG subsidiaries were recorded as an increase to goodwill. The total measurement period adjustment in 2012 to MHPS goodwill for tax-related purchase accounting items was a decrease of $28.6 million and the Demag Cranes AG acquisition date balance sheet (shown below) and the December 31, 2011 Consolidated Balance Sheet have been adjusted to reflect such decrease.

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

Assets acquired
Current assets	$603.4
Trade receivables	253.3
Property, plant and equipment	308.0
Intangible assets not subject to amortization	129.7
Intangible assets subject to amortization	302.3
Other assets	131.0
Goodwill	821.5
Total assets acquired	2,549.2

Liabilities assumed
Current liabilities, including current portion of long-term debt	471.4
Long-term debt	169.5
Post-employment benefit obligation	188.9
Other noncurrent liabilities	329.8
Total liabilities assumed	1,159.6
Net assets acquired	$1,389.6

Goodwill of $821.5 million, resulting from the acquisition of a majority interest in Demag Cranes AG was assigned to the newly created MHPS segment. Goodwill consists of intangible assets that do not qualify for separate recognition which includes assembled workforce. As part of the final valuation of the acquisition, the Company determined which entities and to what extent the benefit of the acquisition applied and, as required by U.S. GAAP, recorded the appropriate intangibles and goodwill to each entity. With the exception of tax deductible goodwill existing prior to the acquisition, the purchased intangibles and goodwill are not deductible for tax purposes. However, purchase accounting allows for the establishment of deferred tax liabilities on purchased intangibles (other than goodwill) that will be reflected as a tax benefit on the Company’s future Consolidated Statements of Income in proportion to and over the amortization period of the related intangible asset.

Acquisition-Related Expenses
The Company has incurred transaction costs directly related to the Demag Cranes AG acquisition of $15.8 million for the year ended December 31, 2011, which is recorded in Other income (expense) – net.

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

The fiscal year-ends for the Company and Demag Cranes AG were different. Demag Cranes AG fiscal year end was September 30. The results of Demag Cranes AG for the 12 month periods ended September 30, 2011 and 2010 were used in these computations.

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

NOTE J – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	Construction	Cranes	MHPS	MP	Total
Balance at December 31, 2010, gross (1)	$149.6	$438.8	$191.2	$21.2	$196.9	$997.7
Accumulated impairment	(42.8)	(438.8)	—	—	(23.2)	(504.8)
Balance at December 31, 2010, net	106.8	—	191.2	21.2	173.7	492.9
Acquisitions	6.2	—	—	821.5	1.8	829.5
Foreign exchange effect and other	(1.1)	—	(5.7)	(82.0)	(0.7)	(89.5)
Balance at December 31, 2011, gross	154.7	438.8	185.5	760.7	198.0	1,737.7
Accumulated impairment	(42.8)	(438.8)	—	—	(23.2)	(504.8)
Balance at December 31, 2011, net	111.9	—	185.5	760.7	174.8	1,232.9
Acquisitions	0.2	—	15.5	(4.1)	—	11.6
Change in control of joint venture (2)	—	—	(4.6)	—	—	(4.6)
Foreign exchange effect and other	—	—	2.0	(3.3)	6.7	5.4
Balance at December 31, 2012, gross	154.9	438.8	198.4	753.3	204.7	1,750.1
Accumulated impairment	(42.8)	(438.8)	—	—	(23.2)	(504.8)
Balance at December 31, 2012, net	$112.1	$—	$198.4	$753.3	$181.5	$1,245.3

(1)	Includes a $20.5 million reclassification of goodwill from Cranes to MHPS related to segment realignment. See Note A – “Basis of Presentation.”

(2)	On March 1, 2012 the Company reduced its interest in a joint venture and, as a result, deconsolidated the business from its consolidated financial statements.

Intangible assets, net were comprised of the following as of December 31, 2012 and 2011 (in millions):

		December 31, 2012			December 31, 2011
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	8	$87.9	$36.5	$51.4	$67.9	$17.4	$50.5
Customer Relationships	15	353.5	78.9	274.6	365.8	56.0	309.8
Land Use Rights	54	17.0	1.1	15.9	25.9	3.5	22.4
Other	7	51.9	38.1	13.8	64.5	44.5	20.0
Total definite-lived intangible assets		$510.3	$154.6	$355.7	$524.1	$121.4	$402.7

Indefinite-lived intangible assets:
Tradenames		$118.7			$116.8
Total indefinite-lived intangible assets		$118.7			$116.8

	For the Year Ended December 31,
(in millions)	2012	2011	2010
Aggregate Amortization Expense	$43.0	$28.9	$18.3

Estimated aggregate intangible asset amortization expense (in millions) for the next five years is as follows:

2013	$37.6
2014	$36.4
2015	$35.1
2016	$33.6
2017	$29.8

The Company recorded measurement period adjustments to the acquisition balance sheet of Demag Cranes AG, which have been retrospectively adjusted in the December 31, 2011 Consolidated Balance Sheet. See Note I – “Acquisitions,” for more information on these purchase accounting adjustments.

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

In November 2007, the Company entered into an interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment.  In November 2012, this interest rate swap agreement was terminated. Furthermore, as discussed in Note M – “Long-Term Obligations,” the Company redeemed the 8% Senior Subordinated notes associated with this swap and therefore, as a result of the termination and redemption, recorded a gain of approximately $16 million which decreased the Loss on early extinguishment of debt associated with the redemption.

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

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At December 31, 2012, the Company had $579.0 million notional amount of currency exchange forward contracts outstanding, most of which mature on or before December 31, 2013.  The fair market value of these contracts at December 31, 2012 was a net loss of $0.4 million.  At December 31, 2012, $462.5 million notional amount ($0.1 million of fair value gains) of these forward contracts have been designated as, and are effective as, cash flow hedges of forecasted and specifically identified transactions.  During 2012 and 2011, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

The Company records the interest rate swap and foreign exchange contracts at fair value on a recurring basis.  The interest rate swap was categorized under Level 2 of the ASC 820 hierarchy and was recorded at December 31, 2011 as an asset of $33.4 million.  The foreign exchange contracts designated as hedging instruments are categorized under Level 1 of the ASC 820 hierarchy and are recorded at December 31, 2012 and 2011 as a liability of $0.4 million and $5.9 million, respectively.  See Note A – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. The fair values of these foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date. The fair value of the interest rate swap agreement is based on LIBOR yield curves at the reporting date.  The fair values of these contracts are based on the contract rate specified at the anticipated contracts’ settlement date and quoted forward foreign exchange prices at the reporting date.

The Company entered into a stockholders agreement with Bucyrus that contained certain restrictions, including providing for Terex’s commitment that it would not directly or indirectly sell or otherwise transfer its economic interest in the shares of Bucyrus stock received by it for a period of one year, subject to certain exceptions. As a result, in order to partially mitigate the risks associated with the shares of Bucyrus stock, the Company entered into derivative contracts using a basket of stocks whose prices had historically been highly correlated with the Bucyrus stock price.  During the year ended December 31, 2010, the Company paid premiums of approximately $21 million to enter into derivative trades to mitigate the risk of approximately 95% of the notional value of the Bucyrus stock based on historic prices.  The one year lock-up contained in the stockholders agreement expired on February 19, 2011.  All of the derivative contracts purchased by the Company expired unexercised during the year ended December 31, 2011. The Company recognized $0.3 million loss in Other income (expense) – net on the Consolidated Statement of Income related to these derivative contracts for the year ended December 31, 2011.

The Company entered into contingent participating forward foreign currency contracts to purchase up to €450.0 million in May 2011 in connection with the acquisition of Demag Cranes AG to hedge against its exposure to changes in the exchange rate for the Euro, as the acquisition purchase price was paid in Euros. Such contracts were not designated as hedging instruments. The contingent participating forward foreign currency contracts were settled during the year ended December 31, 2011, resulting in a loss of $16.1 million recorded in Other income (expense) – net in the Statement of Income.

The Company’s MHPS segment uses forward foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions. Certain of these contracts have not been designated as hedging instruments. The foreign exchange contracts are accounted for as financial assets or financial liabilities and measured at fair value at the balance sheet date and are categorized under Level 1 of the ASC 820 hierarchy. The fair values of these foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date. Changes in the fair value of derivative financial instruments are recognized as gains or losses in Cost of goods sold in the Consolidated Statement of Income.

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	December 31, 2012	December 31, 2011
Foreign exchange contracts	Other current assets	$5.2	$7.1
Interest rate contract	Other assets	—	33.4
Total asset derivatives		$5.2	$40.5
Liability Derivatives
Foreign exchange contracts	Other current liabilities	$5.6	$13.0
Interest rate contract	Long-term debt, less current portion	—	33.4
Total liability derivatives		$5.6	$46.4
Total Derivatives		$(0.4)	$(5.9)

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	December 31, 2012	December 31, 2011
Foreign exchange contracts	Other current assets	$1.0	$0.7

The following tables provide the effect of derivative instruments that are designated as hedges in the Consolidated Statement of Income and Accumulated other comprehensive income (“OCI”) (in millions):

Gain Recognized on Derivatives in Income:		Year Ended December 31,
Fair Value Derivatives	Location	2012	2011
Interest rate contract	Interest expense	$16.3	$19.3
Interest rate contract	Loss on early extinguishment of debt	$16.0	$—
Total		$32.3	$19.3

(Loss) Gain Recognized on Derivatives in OCI:		Year Ended December 31,
Cash Flow Derivatives		2012	2011
Foreign exchange contracts		$3.2	$(1.6)

(Loss) Gain Reclassified from Accumulated OCI into Income (Effective):		Year Ended December 31,
Account		2012	2011
Cost of goods sold		$(5.2)	$(4.7)
Other income (expense) – net		(5.1)	(0.8)
Total		$(10.3)	$(5.5)

Gain (Loss) Recognized on Derivatives (Ineffective) in Income:		Year Ended December 31,
Account		2012	2011
Other income (expense) – net		$4.9	$1.5

The following table provides the effect of derivative instruments that are not designated as hedges in the Consolidated Statements of Income and Comprehensive Income (in millions):

Gain (Loss) Recognized on Derivatives not designated as hedges in Income:	Year Ended December 31,
Account	2012	2011
Cost of Goods Sold	$(0.8)	$0.5
Other income (expense) – net	$—	$(16.4)
Total	$(0.8)	$(15.9)

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

Unrealized net gains (losses), net of tax, included in OCI are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of period	$(3.6)	$(2.1)	$(3.6)
Additional gains (losses) – net	(1.9)	(2.3)	(2.0)
Amounts reclassified to earnings	5.1	0.8	3.5
Balance at end of period	$(0.4)	$(3.6)	$(2.1)

The estimated amount of existing losses for derivative contracts recorded in OCI as of December 31, 2012 that are expected to be reclassified into earnings in the next twelve months is $0.4 million.

NOTE L – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions. Given economic trends in recent years, the Company initiated certain restructuring programs to better utilize its workforce and optimize facility utilization to match the demand for its products.

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

The Company established a restructuring program within the MP segment to realize cost synergies and support its joint brand strategy by consolidating certain of its crushing equipment manufacturing businesses. This program resulted in the relocation of its crusher manufacturing operations in Coalville, England to Omagh, Northern Ireland. The global design center for crushing equipment and certain component manufacturing was retained at Coalville. The program was completed in 2011. The Company has subsequently revised its plans for this site and intends to invest in its design and engineering team and re-implement manufacturing based at this location. The Coalville facility will become the MP center for research and development, with responsibility for providing new and innovative products. As a result of these revised plans, $2.4 million of restructuring reserve was reversed in the year ended December 31, 2012.

The Company established a restructuring program in the Construction segment related to its compact construction operations in Germany to concentrate the segment on its core processes and competencies. This program is expected to result in the sale, closure or phase-out of several businesses in Germany. The program is expected to cost $11.7 million, result in the reduction of 368 team members and be completed in 2013. Costs of $4.9 million and $6.8 million were charged to COGS and SG&A, respectively, in the year ended December 31, 2012.

The Company established a restructuring program in the MHPS segment to realize cost synergies and to optimize the SG&A expense structure. This program resulted in the closing of a production site in Spain and outsourcing of the related future production. The program is expected to cost $3.0 million, result in the reduction of approximately 26 team members and is expected to be completed in 2013. Costs of $2.5 million and $0.5 million were charged to COGS and SG&A, respectively, in the year ended December 31, 2012.

During the second quarter of 2011, the Company established restructuring programs within the MHPS segment to optimize facility utilization and consolidate certain manufacturing operations. These programs are expected to cost $25.6 million and result in the reduction of approximately 206 team members. This program was completed in 2012, except for certain benefits mandated by governmental agencies.

During the third quarter of 2011, the Company reorganized certain areas within the Construction segment to enhance operational efficiency. The program cost $1.4 million, resulted in the reduction of approximately 5 team members and was completed in 2012.
During the third quarter of 2011, certain areas of the MHPS segment were reorganized to better utilize the Company’s workforce. The program cost $0.9 million, resulted in the reduction of approximately 6 team members and was completed in 2012.

During the second quarter of 2012, the Company closed a parts distribution center in its Construction segment. The program cost $0.3 million, resulted in the reduction of approximately 9 team members and was completed in 2012.

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the year ended December 31, 2012, the cumulative amount of expenses incurred since inception of the programs and the total amount expected to be incurred (in millions):

	Amount incurred during the year ended December 31, 2012	Cumulative amount incurred through December 31, 2012	Total amount expected to be incurred
AWP	$—	$23.7	$23.7
Construction	12.1	50.9	50.9
Cranes	(0.3)	5.5	5.5
MP	(2.1)	11.5	11.5
MHPS	2.2	38.6	38.6
Corporate and Other	—	6.2	6.2
Total	$11.9	$136.4	$136.4

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the year ended December 31, 2012, the cumulative amount of expenses incurred since inception of the programs and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred in the year ended December 31, 2012	$5.8	$(0.6)	$6.7	$11.9
Cumulative amount incurred through December 31, 2012	$98.0	$17.1	$21.3	$136.4
Total amount expected to be incurred	$98.0	$17.1	$21.3	$136.4

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the year ended December 31, 2012 (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Restructuring reserve at December 31, 2011	$20.0	$1.2	$(0.4)	$20.8
Restructuring charges	4.8	(0.8)	0.3	4.3
Cash expenditures	(7.7)	(0.2)	0.1	(7.8)
Restructuring reserve at December 31, 2012	$17.1	$0.2	$—	$17.3

During the years ended December 31, 2012 and 2011, $8.4 million and $19.1 million, respectively, of restructuring charges were included in COGS. During the years ended December 31, 2012 and 2011, $3.5 million and $10.4 million, respectively, of restructuring charges were included in SG&A costs. Included in the restructuring costs for the years ended December 31, 2012 and 2011 are $5.7 million and $8.8 million of asset impairments, respectively.

NOTE M – LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows (in millions):

	December 31,
	2012	2011
6-1/2% Senior Notes due April 1, 2020	$300.0	$—
6% Senior Notes due May 15, 2021	850.0	—
10-7/8% Senior Notes due June 1, 2016	—	295.5
4% Convertible Senior Subordinated Notes due June 1, 2015	109.2	137.3
8% Senior Subordinated Notes due November 15, 2017	—	800.0
2011 Credit Agreement – term debt	710.1	710.8
Demag Cranes AG Credit Agreement	—	173.7
Capital lease obligations	5.8	2.1
Other	123.6	181.0
Total debt	2,098.7	2,300.4
Less: Notes payable and current portion of long-term debt	(83.8)	(77.0)
Long-term debt, less current portion	$2,014.9	$2,223.4

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

On October 12, 2012, the Company and its lenders entered into an amendment of the 2011 Credit Agreement (the “Amendment”). As a result of the Amendment, the Company reduced the interest rates on its U.S. Dollar and Euro denominated term loans. Additionally, the Amendment also provided greater flexibility for the Company (i) for complying with its financial covenants, (ii) in issuing additional debt under the credit agreement and (iii) in the Company's covenant baskets for additional letter of credit facilities, maximum letter of credit exposure, acquired debt, foreign subsidiary debt, general debt, restricted payments, receivables transactions and prepayment of other debt. As a result of this amendment the Company recorded a loss on early extinguishment of debt of $1.9 million in the consolidated statement of income for the year ended December 31, 2012 which included non-cash charges for accelerated amortization of debt acquisition costs and original issue discount. In preparing the consolidated Statement of Cash Flows these non-cash items were added to net income.

The 2011 Credit Agreement allows unlimited incremental commitments, which may be extended at the option of the lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both as long as the Company satisfies a secured debt financial ratio contained in the credit facilities.

The 2011 Credit Agreement requires the Company to comply with a number of covenants. These covenants require the Company to meet certain financial tests. The minimum required levels of the interest coverage ratio, as defined in the 2011 Credit Agreement, shall be 2.5 to 1.00. The maximum permitted levels of the senior secured leverage ratio, as defined in the 2011 Credit Agreement, shall be to 2.5 to 1.00.

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

As of December 31, 2012 and 2011, the Company had $710.1 million and $710.8 million, respectively, in U.S. dollar and Euro denominated term loans outstanding under the 2011 Credit Agreement. The Company had no revolving credit amounts outstanding as of December 31, 2012 and 2011.

The 2011 Credit Agreement incorporates facilities for issuance of letters of credit up to $300 million.  Letters of credit issued under the 2011 Credit Agreement letter of credit facility decrease availability under the $500 million revolving line of credit.  As of December 31, 2012 and 2011, the Company had letters of credit issued under the 2011 Credit Agreement that totaled $45.4 million and $61.8 million, respectively.  The 2011 Credit Agreement also permits the Company to have additional letter of credit facilities up to $200 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit.  As of December 31, 2012 and 2011, the Company had letters of credit issued under the additional letter of credit facilities of the 2011 Credit Agreement that totaled $3.1 million and $1.0 million, respectively.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2011 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $275.5 million and $114.6 million as of December 31, 2012 and 2011, respectively.

In total, as of December 31, 2012 and 2011, the Company had letters of credit outstanding of $324.0 million and $289.3 million, respectively. Letters of credit outstanding at December 31, 2011 included $111.9 million outstanding under the Demag Cranes AG credit agreement which was terminated on May 21, 2012.

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

Demag Cranes AG Credit Agreement

Following the effectiveness of the DPLA, the lenders under the Demag Cranes AG Credit Agreement exercised their option to terminate the agreement. The Company repaid all €135 million debt outstanding on May 11, 2012 and provided bank guarantees or cash collateral to support any letters of credit outstanding under the facility by May 21, 2012. The facility was terminated on May 21, 2012.

6-1/2% Senior Notes

On March 27, 2012, the Company sold and issued $300 million aggregate principal amount of Senior Notes Due 2020 (“6-1/2% Notes”) at par. The proceeds from these notes were used for general corporate purposes, including cash requirements resulting from the effectiveness of the DPLA. The 6-1/2% Notes are redeemable by the Company beginning in April 2016 at an initial redemption price of 103.25% of principal amount. The 6-1/2% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries (see Note R – “Consolidating Financial Statements”).

6% Senior Notes

On November 26, 2012, the Company sold and issued $850 million aggregate principal amount of Senior Notes due 2021 (“6% Notes”) at par. The proceeds from this offering plus other cash was used to redeem all $800 million principal amount of the outstanding 8% Notes. The 6% Notes are redeemable by the Company beginning in November 2016 at an initial redemption price of 103.00% of principal amount. The 6% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries (see Note R – “Consolidating Financial Statements”).

10-7/8% Senior Notes

On June 3, 2009, the Company sold and issued $300 million aggregate principal amount of Senior Notes Due 2016 (“10-7/8% Notes”) at 97.633%.  The Company used a portion of the approximately $293 million proceeds from the offering of the 10-7/8% Notes, together with a portion of the proceeds from the 4% Convertible Notes discussed below, to prepay a portion of its term loans under the 2006 Credit Agreement and to pay off the outstanding balance under the revolving credit component of the 2006 Credit Agreement.  The 10-7/8% Notes were redeemable by the Company beginning in June 2013 at an initial redemption price of 105.438% of principal amount.

On September 28, 2012, the Company repaid the outstanding $299.9 million principal amount of its 10-7/8% Notes. The total cash paid to redeem the 10-7/8% Notes was $347.3 million which included a make whole call premium of 12.265%, totaling $36.8 million plus accrued and unpaid interest of $10.6 million at the redemption date.

The Company recorded a loss on early extinguishment of debt of $42.9 million in the Consolidated Statement of Income for the year ended December 31, 2012, which includes (a) cash payments of $36.8 million for call premiums associated with the repayment of $299.9 million of outstanding debt and (b) $6.1 million of non-cash charges for accelerated amortization of debt acquisition costs related to the redemption of the 10-7/8% Notes, and original issue discount, which all flow into the calculation of net income. In preparing the Consolidated Statement of Cash Flows, the non-cash item (b) was added to net income to reflect cash flow appropriately.

4% Convertible Senior Subordinated Notes

On June 3, 2009, the Company sold and issued $172.5 million aggregate principal amount of 4% Convertible Notes.  In certain circumstances and during certain periods, the 4% Convertible Notes will be convertible at an initial conversion rate of 61.5385 shares of Common Stock per $1,000 principal amount of convertible notes, equivalent to an initial conversion price of approximately $16.25 per share of Common Stock, subject to adjustment in some events.  Upon conversion, Terex will deliver cash up to the aggregate principal amount of the 4% Convertible Notes to be converted and shares of Common Stock with respect to the remainder, if any, of Terex’s convertible obligation in excess of the aggregate principal amount of the 4% Convertible Notes being converted. As a result of the Company’s redemption of the 7-3/8% Notes, as of February 7, 2011, the 4% Convertible Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries (see Note R – “Consolidating Financial Statements”).

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

In the third quarter of 2012, the Company purchased approximately 25% of the principal amount outstanding of its 4% Convertible Notes due 2015 for approximately $64 million, including $0.3 million of accrued interest. These purchases reduced the balance of the 4% Convertible Notes outstanding by $36.1 million and reduced equity by $19.1 million. The Company recorded a loss on early retirement of debt in the Consolidated Statement of Income of $6.5 million for the year ended December 31, 2012, which includes (a) cash payments of $5.9 million for debt principal over book value and (b) $0.6 million for non-cash charges for accelerated amortization of debt issuance costs.

The balance of the 4% Convertible Notes was $109.2 million at December 31, 2012 reflecting the impact of the purchase discussed above.  The Company recognized interest expense of $14.2 million on the 4% Convertible Notes for the year ended December 31, 2012.  The interest expense recognized for the 4% Convertible Notes will increase as the discount is amortized using the effective interest method, which accretes the debt balance over its term to $128.8 million at maturity.  Interest expense on the 4% Convertible Notes throughout its term includes 4% annually of cash interest on the maturity balance of $128.8 million plus non-cash interest expense accreted to the debt balance as described.

8% Senior Subordinated Notes

On November 13, 2007, the Company sold and issued $800 million aggregate principal amount of 8% Notes. The 8% Notes were redeemable by the Company beginning in November 2012 at an initial redemption price of 104.000% of principal amount.

In the fourth quarter of 2012, the Company used the net proceeds from the 6% Notes offering plus other cash to redeem, via tender and subsequent call, all $800 million principal amount of its outstanding 8% Notes. Total cash paid to redeem the 8% Notes was $837.3 million and included tender/call premiums of $34.6 million and accrued interest of $2.7 million.

The Company recorded a loss on early extinguishment of debt of $28.7 million in the Consolidated Statement of Income for the year ended December 31, 2012, which includes (a) cash payments of $35.4 million for call premiums and other expenses associated with the repayment of outstanding debt, (b) $9.3 million of non-cash charges for accelerated amortization of debt acquisition costs related to the redemption of the 8% Notes and (c) $16.0 million of gain related to the termination of the swap agreement associated with the redemption of the Notes, which all flow into the calculation of net income. In preparing the Consolidated Statement of Cash Flows, the non-cash item (b) was added to net income and the swap termination item (c) was added to Loss on early extinguishment of debt, to reflect cash flow appropriately.

7-3/8% Senior Subordinated Notes

On November 25, 2003, the Company sold and issued $300 million aggregate principal amount of 7-3/8% Notes discounted to yield 7-1/2%.  The 7-3/8% Notes were jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note R – “Consolidating Financial Statements”).  The 7-3/8% Notes were redeemable by the Company beginning in January 2009 at an initial redemption price of 103.688% of principal amount. On January 18, 2011, the Company exercised its early redemption option and repaid the outstanding $297.6 million principal amount of its 7-3/8% Notes. The total cash paid to redeem the 7-3/8% Notes was $312.3 million that included a call premium of 1.229% as set forth in the indenture for the 7-3/8% Notes, totaling $3.6 million plus accrued and unpaid interest of $36.875 per $1,000 principal amount at the redemption date.

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

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of long-term debt outstanding at December 31, 2012 in the successive five-year period are summarized below. Amounts shown are exclusive of minimum lease payments for capital lease obligations disclosed in Note N – “Lease Commitments” (in millions):

2013	$82.8
2014	48.2
2015	118.7
2016	10.9
2017	435.4
Thereafter	1,396.9
Total	$2,092.9

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of December 31, 2012, as follows (in millions, except for quotes):

2012	Book Value	Quote	FV
6-1/2% Notes	$300.0	$1.06250	$319
6% Notes	$850.0	$1.05250	$895
4% Convertible Notes (net of discount)	$109.2	$1.83000	$200
2011 Credit Agreement Term Loan (net of discount) – USD	$451.0	$1.01000	$456
2011 Credit Agreement Term Loan (net of discount) – EUR	$259.1	$1.00000	$259

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

2011	Book Value	Quote	FV
8% Notes	$800.0	$0.96500	$772
4% Convertible Notes (net of discount)	$137.3	$1.11000	$152
10-7/8% Notes	$295.5	$1.10500	$327
2011 Credit Agreement Term Loan (net of discount) – USD	$454.7	$1.00250	$456
2011 Credit Agreement Term Loan (net of discount) – EUR	$256.1	$0.99000	$254

The Company believes that the carrying value of its other borrowings approximates fair market value based on discounted future cash flows using rates currently available for debt of similar terms and remaining maturities.

The Company paid $156.0 million, $134.4 million and $136.7 million of interest in 2012, 2011 and 2010, respectively.

NOTE N – LEASE COMMITMENTS

The Company leases certain facilities, machinery, equipment and vehicles with varying terms. Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Certain of the equipment leases are classified as capital leases and the related assets have been included in Property, Plant and Equipment. Net assets under capital leases were $13.2 million and $9.0 million, net of accumulated amortization of $4.1 million and $2.6 million, at December 31, 2012 and 2011, respectively.

Future minimum capital and noncancellable operating lease payments and the related present value of capital lease payments at December 31, 2012 are as follows (in millions):

	Capital Leases	Operating Leases
2013	$1.0	$62.2
2014	1.0	52.3
2015	0.6	42.0
2016	0.5	31.7
2017	0.5	23.5
Thereafter	2.6	59.4
Total minimum obligations	6.2	$271.1
Less: amount representing interest	(0.4)
Present value of net minimum obligations	5.8
Less: current portion	(0.9)
Long-term obligations	$4.9

Most of the Company’s operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was $80.4 million, $62.1 million, and $55.7 million in 2012, 2011 and 2010, respectively.

NOTE O – RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plan – As of December 31, 2012, the Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”). Participation in the Terex Plan for all employees has been frozen. Participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only. The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment.

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

During July 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP 21”) was enacted in the U.S. MAP 21 provides short-term relief of minimum contribution requirements by increasing the interest rates used to value pension liabilities beginning January 1, 2012 and increases the premiums due to the Pension Benefit Guaranty Corporation beginning in 2013 through 2015. As a result of the enactment of MAP 21, and existing funding commitments, there were no minimum contribution requirements for the 2012 plan year.

Other Postemployment Benefits

The Company has several non-pension post-retirement benefit programs. The Company provides postemployment health and life insurance benefits to certain former salaried and hourly employees. The health care programs are contributory, with participants’ contributions adjusted annually, and the life insurance plan is noncontributory.

Information regarding the Company’s U.S. plan, including the SERP, was as follows (in millions, except percent values):

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Accumulated benefit obligation at end of year	$175.2	$173.6
Change in benefit obligation:
Benefit obligation at beginning of year	$185.1	$159.9	$8.0	$10.3
Service cost	1.2	2.1	—	—
Interest cost	7.2	8.2	0.3	0.4
Actuarial loss (gain)	(0.8)	24.7	0.2	(1.4)
Benefits paid	(10.4)	(9.8)	(0.9)	(1.3)
Benefit obligation at end of year	182.3	185.1	7.6	8.0
Change in plan assets:
Fair value of plan assets at beginning of year	111.4	99.3	—	—
Actual return on plan assets	14.8	7.1	—	—
Employer contribution	7.8	14.8	0.9	1.3
Benefits paid	(10.4)	(9.8)	(0.9)	(1.3)
Fair value of plan assets at end of year	123.6	111.4	—	—
Funded status	$(58.7)	$(73.7)	$(7.6)	$(8.0)
Amounts recognized in the statement of financial position consist of:
Current liabilities	$0.2	$0.1	$1.1	$1.2
Non-current liabilities	58.5	73.6	6.5	6.8
Total liabilities	$58.7	$73.7	$7.6	$8.0
Amounts recognized in accumulated other comprehensive income consist of:
Actuarial net loss	$80.1	$91.7	$2.4	$2.5
Prior service cost	0.9	1.0	(0.1)	(0.1)
Total amounts recognized in accumulated other comprehensive income	$81.0	$92.7	$2.3	$2.4

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Weighted-average assumptions as of December 31:
Discount rate	3.75%	4.00%	5.25%	3.75%	4.00%	5.25%
Expected return on plan assets	7.50%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	3.75%	3.75%	3.75%	N/A	N/A	N/A

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Components of net periodic cost:
Service cost	$1.2	$2.1	$2.0	$—	$—	$—
Interest cost	7.2	8.2	8.4	0.3	0.4	0.6
Expected return on plan assets	(8.8)	(8.3)	(7.3)	—	—	—
Amortization of prior service cost	0.1	0.2	1.9	—	—	0.1
Amortization of actuarial loss	4.8	3.3	1.7	0.2	—	0.1
Net periodic cost	$4.5	$5.5	$6.7	$0.5	$0.4	$0.8

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net (gain) loss	$(6.8)	$25.9	$0.2	$(1.4)
Amortization of actuarial losses	(4.8)	(3.3)	(0.2)	—
Amortization of prior service cost	(0.1)	(0.2)	—	—
Total recognized in other comprehensive income	$(11.7)	$22.4	$—	$(1.4)

	Pension Benefits	Other Benefits
Amounts expected to be recognized as components of net periodic cost for the year ending December 31, 2013:
Actuarial net loss	$3.9	$0.2
Prior service cost	0.1	—
Total amount expected to be recognized as components of net periodic cost for the year ending December 31, 2013	$4.0	$0.2

For U.S. pension plans, including the SERP, that have accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $182.3 million, $175.2 million and $123.6 million, respectively, as of December 31, 2012, and $185.1 million, $173.6 million and $111.4 million, respectively, as of December 31, 2011.

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

The rate used for the expected return on plan assets is based on a review of long-term historical asset performances aligned with the Company’s investment strategy and portfolio mix.  While the Company examines performance annually, it also views historic asset portfolios and performance over a long period of years before recommending a change. In the short term, there may be fluctuations of positive and negative yields year-over-year, but over the long-term, the return is expected to be approximately 7.5%.

The Company’s overall investment strategy for the U.S. defined benefit plan balances two objectives, investing in fixed income securities whose maturity broadly matches the maturity of the pension liabilities and investing in equities and other assets expected to generate higher returns. The Company invests through a number of investment funds with diversified asset types, strategies and managers.  Equity securities, including investments in large to small-cap companies in the U.S. and internationally, constitute approximately 33.8% of the portfolio.  Fixed income securities including corporate bonds of companies from diversified industries, U.S. Treasuries and other securities, which may include mortgage-backed securities, asset-backed securities and collateralized mortgage obligations, constitute approximately 66.2% of the portfolio.

The plan assets consist of mutual funds and the fair value is priced based on the market value of the underlying investments in the portfolio.  The fair value of the Company’s plan assets at December 31, 2012 are as follows (in millions):

	Total	Level 1	Level 2
Cash, including money market funds	$2.8	$2.8	$—
Investment funds – large-cap(1)	12.6	—	12.6
Investment funds – mid/small-cap(2)	5.6	—	5.6
Investment funds – international(3)	10.8	—	10.8
Investment funds – equity index(4)	12.7	—	12.7
Investment funds – high yield bonds(5)	10.6	—	10.6
Investment funds – long corporate A bonds(6)	34.3	—	34.3
Investment funds – long duration bonds(7)	34.2	—	34.2
Total investments measured at fair value	$123.6	$2.8	$120.8

The following information was provided to the Company by the fund manager.

(1)           This class invests in U.S. large capitalization stocks with approximately 90% in information technology, energy, financial, health care, consumer and industrial sectors and 10% in other industries.
(2)             This class invests in U.S. mid to small capitalization stocks with approximately 91% in financial, information technology, industrial, consumer, health care, and energy sectors and 9% in other industries.
(3)             This class includes non-U.S. stocks in diversified industries and countries with approximately 84% in financial, consumer, industrial, energy and health care sectors and 16% in other industries.
(4)           This class invests in U.S. stocks with approximately 92% in information technology, financial, energy, health care, consumer and industrial sectors and 8% in other industries.  The fund seeks a total return, which corresponds to the S&P 500 Index.
(5)           This class primarily focuses on the high yield market of investment grade bonds of U.S. issuers from diverse industries with approximately 69% in the energy, telecommunications, consumer, financial, and health care sectors.
(6)             This class primarily targets the longer-term, higher investment grade bond market of U.S. issuers with approximately 78% in the energy, telecommunications, consumer, financial and health care sectors, approximately 9% in U.S. Treasuries and approximately 13% in other securities.
(7)           This class primarily focuses on investments with a long duration and includes approximately 46% of investment grade bonds of U.S. issuers in the energy, telecommunications, consumer, financial and health care sectors sectors, 40% in U.S. government securities and 14% in other securities.

The Company has targets and allowed target variances for its U.S. defined benefit plan in individual funds within the portfolio.  The table below is a composite of the individual targets and allocation at December 31, 2012 and 2011:

	Percentage of Plan Assets at December 31,		Target Allocation
	2012	2011	2013
Equity Securities	33.8%	40.0%	31%-36%
Fixed Income	66.2%	60.0%	64%-69%
Total	100.0%	100.0%	2,013

The Company plans to contribute approximately $7 million to its U.S. defined benefit pension and post-retirement plans in 2013.  During the year ended December 31, 2012, the Company contributed $8.7 million to its U.S. defined benefit pension plans and post-retirement plans. The Company’s estimated future benefit payments under its U.S. plan are as follows (in millions):

Year Ending December 31,	Pension Benefits	Other Benefits
2013	$10.3	$1.1
2014	$10.2	$0.9
2015	$11.2	$0.8
2016	$11.1	$0.7
2017	$11.1	$0.6
2018-2022	$54.6	$2.4

For measurement purposes, a 8.00% rate of increase in the per capita cost of covered health care benefits was assumed for 2013, 7.00% for 2014, 6.00% for 2015 and 5.00% for 2016 and thereafter. Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$0.4	$(0.3)

Non-U.S. Plans – The Company maintains defined benefit plans in France, Germany, India, Switzerland and the United Kingdom for some of its subsidiaries. During the third quarter of 2010, the United Kingdom plan was frozen and a curtailment gain was recognized as part of other comprehensive income. The United Kingdom plan is a funded plan and the Company funds this plan in accordance with funding regulations in the United Kingdom and a negotiated agreement between the Company and the plan’s trustees. The plans in France, Germany and India are unfunded plans. For the Company’s operations in Austria, Italy and Korea there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination. The Company records this obligation based on the mandated requirements. The measure of the current obligation is not dependent on the employees’ future service and therefore is measured at current value.

On August 16, 2011, the Company acquired Demag Cranes AG which has defined benefit plans in Germany and Switzerland. The plans in Germany are unfunded plans. The plan in Switzerland is funded and the Company funds this plan in accordance with funding regulations in Switzerland. The impact of these plans was included from the date of acquisition and resulted in an additional liability of approximately $200 million in Retirement plans on the Consolidated Balance Sheet. See Note I – “Acquisitions.”

Information regarding the Company’s non-U.S. plans was as follows (in millions):

	Pension Benefits
	2012	2011
Accumulated benefit obligation at end of year	$505.9	$388.6
Change in benefit obligation:
Benefit obligation at beginning of year	$397.0	$179.9
Service cost	7.8	4.4
Interest cost	17.0	12.8
Acquisitions and divestitures	12.0	228.2
Actuarial (gain) loss	88.6	15.0
Benefits paid	(22.7)	(15.3)
Foreign exchange effect	11.9	(28.0)
Benefit obligation at end of year	511.6	397.0
Change in plan assets:
Fair value of plan assets at beginning of year	119.7	91.5
Acquisitions	—	28.2
Actual return on plan assets	8.5	7.2
Employer contribution	21.4	12.6
Employee contribution	0.5	0.2
Benefits paid	(22.7)	(15.3)
Foreign exchange effect	5.1	(4.7)
Fair value of plan assets at end of year	132.5	119.7
Funded status	$(379.1)	$(277.3)

Amounts recognized in the statement of financial position consist of:
Current liabilities	$13.3	$13.2
Non-current liabilities	365.8	264.1
Total liabilities	$379.1	$277.3
Amounts recognized in accumulated other comprehensive income consist of:
Actuarial net loss	$116.9	$26.8
Prior service cost	0.4	0.4
Total amounts recognized in accumulated other comprehensive income	$117.3	$27.2

	Pension Benefits
	2012	2011	2010
The weighted average assumptions as of December 31:
Discount rate	3.39%	4.55%	5.50%
Expected return on plan assets	5.59%	5.59%	6.00%
Rate of compensation increase	1.67%	1.75%	1.04%

	Pension Benefits
	2012	2011	2010
Components of net periodic cost:
Service cost	$7.8	$4.4	$4.9
Interest cost	17.0	12.8	9.0
Expected return on plan assets	(6.8)	(6.0)	(5.0)
Employee contributions	(0.5)	(0.2)	(0.3)
Recognition of prior service cost	10.8	—	—
Amortization of actuarial loss	0.4	0.3	1.4
Net periodic cost	$28.7	$11.3	$10.0

Due to clarification of requirements in Brazil, during the year ended December 31, 2012, the Company recognized a liability of $10.8 million related to a provision for post-employment benefits. This amount is included above in Net periodic cost as Recognition of prior service cost.

	Pension Benefits
	2012	2011
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net loss (gain)	$86.9	$13.8
Amortization of actuarial losses	(0.7)	(0.3)
Foreign exchange effect	3.8	(1.0)
Total recognized in other comprehensive income	$90.0	$12.5

Amounts expected to be recognized as components of net periodic cost for the year ending December 31, 2013:
Actuarial net loss	$5.5

For the non-U.S. defined benefit pension plans that have accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $511.6 million, $505.9 million and $132.5 million, respectively, as of December 31, 2012, and $397.0 million, $388.6 million and $119.7 million, respectively, as of December 31, 2011.

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

The overall investment strategy for the non-U.S. defined benefit plans is to achieve a mix of investments to support long-term growth and minimize volatility while maximizing rates of return by diversification of asset types, fund strategies and fund managers.  The investment target allocations established to support these goals are 50%-95% for fixed income securities, 5%-35% for equity securities and 0%-15% for real estate.  Fixed income securities include U.K. government securities, corporate bonds and securities that invest in a diversified range of property principally in the retail, office and industrial/warehouse sectors.  Securities primarily include investments in companies from diversified industries that are generally located in Europe (91%), North America (6%) and Asia Pacific (3%).

The assets for the non-U.S. plans consist of mutual investment funds and the fair value is priced based on the market value of the underlying investments in the portfolio.  The fair value of the Company’s plan assets at December 31, 2012 are as follows (in millions):

	Total	Level 1	Level 2
Cash	$5.2	$5.2	$—
Investment funds – European Ex U.K. equities(1)	7.9	—	7.9
Investment funds – U.K. equities(2)	9.7	—	9.7
Investment funds – North American equities(3)	8.2	—	8.2
Investment funds – Other equities(4)	19.5	—	19.5
Investment funds –Other bonds(5)	18.3	—	18.3
Investment funds – U.K. long bond(6)	55.5	—	55.5
Investment funds – real estate(7)	8.2	—	8.2
Total investments measured at fair value	$132.5	$5.2	$127.3

The following information was provided to the Company by the fund managers.

(1)
This class invests in stocks of European (excluding U.K.) based companies with approximately 94% in financial, consumer, industrials, health care, basic materials, oil and gas and communications sectors and 6% in other industries.

(2)	This class invests in stocks of U.K. based companies with approximately 95% in financial, oil and gas, consumer, basic materials, health care and industrial sectors and 5% in other industries.

(3)	This class invests in stocks of North American based companies with approximately 97% in technology, financial, oil and gas, consumer, industrial and health care sectors and 3% in other industries.

(4)	This class invests in stocks with approximately 88% in financial, industrial, consumer, basic materials and information technology, and 12% in other industries.

(5)	This class invests in bonds with approximately 65% in European government bonds, corporate bonds and loans backed by Swiss mortgages, and 35% in other investments.

(6)
This class represents U.K. government securities, other sterling denominated fixed-income securities and index linked securities. Approximately 51% is invested in corporate bonds, 45%, in U.K. government securities and 4% in other investments.

(7)	This class primarily comprises investments in a diversified range of property principally in the residential, retail, office and industrial/warehouse sectors.

For the Companies Non-U.S. defined benefit plans, the actual asset allocation for December 31, 2012 and 2011 and the target allocation for 2013 are as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
	2012	2011	2013
Equity Securities	11%	37%	5%-35%
Fixed Income	87%	58%	50%-95%
Real Estate	2%	5%	0%-15%
Total	100%	100%

The Company plans to contribute approximately $17 million to its non-U.S. defined benefit pension plans for the year ending December 31, 2013.  During the year ended December 31, 2012, the Company contributed $21.4 million to its non-U.S. defined benefit pension plans. The Company’s estimated future benefit payments under its non-U.S. defined benefit pension plans are as follows (in millions):

Year Ending December 31,
2013	$18.5
2014	$19.2
2015	$19.5
2016	$20.8
2017	$21.6
2018-2022	$116.6

Savings Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, contribute to certain of these plans. The Company’s Common Stock held in a rabbi trust pursuant to the Deferred Compensation Plan is treated in a manner similar to treasury stock.  The number of shares of the Company’s Common Stock held in the rabbi trust at December 31, 2012 and 2011 totaled and 0.7 million and 0.9 million, respectively.

Charges recognized for the Deferred Compensation Plan and these other savings plans were $16.6 million, $12.0 million and $9.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.  For the year ended December 31, 2010 certain of these savings plan costs were stock-based and included in total stock-based compensation expense in the amount of $8.3 million. For the years ended December 31, 2012 and 2011, Company matching contribution to tax deferred savings plans were invested at the direction of plan participants.

NOTE P– STOCKHOLDERS’ EQUITY

On December 31, 2012, there were 122.9 million shares of Common Stock issued and 109.9 million shares of Common Stock outstanding. Of the 177.1 million unissued shares of Common Stock at that date, 3.8 million shares of Common Stock were reserved for issuance for the exercise of stock options and the vesting of restricted stock. Additionally, 7.9 million shares of Common Stock were reserved for issuance for the shares that are contingently issuable for the 4% Convertible Notes.

Common Stock in Treasury. The Company values treasury stock on an average cost basis. As of December 31, 2012, the Company held 13.0 million shares of Common Stock in treasury totaling $597.8 million, including 0.7 million shares held in a trust for the benefit of the Company’s Deferred Compensation Plan at a total of $14.1 million.

Preferred Stock. The Company’s certificate of incorporation was amended in June 1998 to authorize 50.0 million shares of preferred stock, $0.01 par value per share. As of December 31, 2012 and 2011, there were no shares of preferred stock outstanding.

Long-Term Incentive Plans. In May 2009, the stockholders approved the Terex Corporation 2009 Omnibus Incentive Plan (the “2009 Plan”). The purpose of the 2009 Plan is to provide a means whereby employees, directors and third-party service providers of the Company develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its stockholders. The 2009 Plan provides for incentive compensation in the form of (i) options to purchase shares of Common Stock, (ii) stock appreciation rights, (iii) restricted stock awards and restricted stock units, (iv) other stock awards, (v) cash awards, and (vi) performance awards. In May 2011, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2009 Plan from 3.0 million shares to 5.0 million shares. The maximum number of shares available for issuance under the 2009 Plan is 5.0 million shares plus the number of shares remaining available for issuance under the Terex Corporation 2000 Incentive Plan (the “2000 Plan”) and the 1996 Terex Corporation Long-Term Incentive Plan (the “1996 Plan”). As of December 31, 2012, 2.5 million shares were available for grant under the 2009 Plan.

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

Substantially all stock option grants under the 2000 Plan and the 1996 Plan vested over a four year period and have a contractual life of ten years. There were no options granted during the years ended December 31, 2012, 2011 or 2010.  The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.2 million, $0.3 million and $0.3 million, respectively.

The following table is a summary of stock options under all of the Company’s plans.

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	826,193	$18.89
Exercised	(291,369)	$10.38
Canceled or expired	(15,600)	$41.19
Outstanding at December 31, 2012	519,224	$23.00	1.63	$5.6
Exercisable at December 31, 2012	519,224	$23.00	1.63	$5.6
Vested at December 31, 2012	519,224	$23.00	1.63	$5.6

Under the 2009 Plan, 2000 Plan and the 1996 Plan, approximately 15% of all restricted stock awards vest over a four year period, with 25% of each grant vesting on each of the first four anniversary dates of the grant; approximately 20% of all restricted stock awards vest over a five year period and approximately 65% of all restricted stock awards vest over a three year period with approximately 60% of these awards vesting on the first three anniversary dates and approximately 40% vesting at the end of the three year period. Approximately 40% of the outstanding restricted stock awards are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. The fair value of the restricted stock awards is based on the market price at the date of grant except for 904 thousand shares of performance grants based on a market condition. The Company uses the Monte Carlo method to provide grant date fair value for awards with a market condition. The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award. The following table presents the weighted-average assumptions used in the valuations:

	February 29, 2012	March 27, 2012	March 22, 2011	March 3, 2010
Dividend yields	—%	—%	—%	—%
Expected volatility	59.15%	56.83%	80.29%	59.04%
Risk free interest rate	0.41%	0.47%	1.04%	3.04%
Expected life (in years)	3	3	3	4
Grant date fair value per share	$32.58	$29.50	$41.96	$16.17 - $19.08

As of December 31, 2012, unrecognized compensation costs related to restricted stock totaled approximately $49.6 million, which will be expensed over a weighted average period of 1.9 years.  The weighted average fair value at date of grant for restricted stock awards was $25.74, $34.99 and $20.18 for the years ended December 31, 2012, 2011 and 2010, respectively.  The total fair value of shares vested for restricted stock awards was $16.1 million, $26.3 million and $33.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

During the year ended December 31, 2012, the Company issued 58 thousand shares of its outstanding Common Stock which were contributed into a deferred compensation plan under a Rabbi Trust.

The following table is a summary of restricted stock awards under all of the Company’s plans:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	3,134,940	$22.91
Granted	1,482,752	$25.74
Vested	(948,207)	$16.94
Canceled or expired	(396,766)	$24.36
Nonvested at December 31, 2012	3,272,719	$25.17

Compensation expense recognized under all stock-based compensation arrangements was $29.8 million, $23.6 million and $45.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The stock-based compensation expense was included in Selling, general and administrative expenses in the Consolidated Statements of Income.  The related tax benefit reflected in the provision was $9.1 million, $7.1 million and $14.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Cash received from option exercises under all stock-based compensation arrangements totaled $1.3 million.

The excess tax benefit for all stock-based compensation is included in the Consolidated Statement of Cash Flows as an operating cash outflow and a financing cash inflow.

Comprehensive Income (Loss).  The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):
Accumulated Other Comprehensive Income (Loss) Attributable to Terex Corporation

	Pension Liability Adjustment	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2010	$(87.7)	$127.3	$(3.6)	$—	$36.0
Current year change	28.0	(65.9)	1.5	100.8	64.4
Balance at December 31, 2010	(59.7)	61.4	(2.1)	100.8	100.4
Current year change	(23.5)	(101.0)	(1.5)	(99.9)	(225.9)
Balance at December 31, 2011	(83.2)	(39.6)	(3.6)	0.9	(125.5)
Current year change	(56.5)	53.7	3.2	1.0	1.4
Balance at December 31, 2012	$(139.7)	$14.1	$(0.4)	$1.9	$(124.1)
Accumulated Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest

	Pension Liability Adjustment	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2010	$—	$0.8	$—	$—	$0.8
Current year change	—	0.1	—	—	0.1
Balance at December 31, 2010	—	0.9	—	—	0.9
Current year change	—	(0.9)	—	—	(0.9)
Balance at December 31, 2011	—	—	—	—	—
Current year change	—	0.5	—	—	0.5
Balance at December 31, 2012	$—	$0.5	$—	$—	$0.5

Accumulated Other Comprehensive Income (Loss)

	Pension Liability Adjustment	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2010	$(87.7)	$128.1	$(3.6)	$—	$36.8
Current year change	28.0	(65.8)	1.5	100.8	64.5
Balance at December 31, 2010	(59.7)	62.3	(2.1)	100.8	101.3
Current year change	(23.5)	(101.9)	(1.5)	(99.9)	(226.8)
Balance at December 31, 2011	(83.2)	(39.6)	(3.6)	0.9	(125.5)
Current year change	(56.5)	54.2	3.2	1.0	1.9
Balance at December 31, 2012	$(139.7)	$14.6	$(0.4)	$1.9	$(123.6)

As of December 31, 2012, other accumulated comprehensive income for the pension liability adjustment and the derivative hedging adjustment are net of tax benefits of $61.0 million and a tax provision of $0.5 million, respectively.

Redeemable Noncontrolling Interest
Noncontrolling interest with redemption features that are not solely within the Company’s control (“redeemable noncontrolling interest”) are presented separately from Total stockholders’ equity in the Consolidated Balance Sheet at the maximum redemption value. If the maximum redemption value is greater than carrying value, the increase is adjusted directly to additional paid in capital and does not impact net income.
Upon effectiveness of the DPLA on April 18, 2012, the Company became obligated to purchase shares of Demag Cranes AG held by the noncontrolling interest shareholders for a cash payment upon demand. See Note I – “Acquisitions.”
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
Beginning on the effective date of the DPLA, the costs of the annual guaranteed payment are reflected as Other income (expense) in the Consolidated Statement of Income.
The following is a summary of redeemable noncontrolling interest as of December 31, 2012 (in millions):

Balance at January 1, 2012	$—
Reclassification from noncontrolling interest (as of April 18, 2012)	247.5
Adjustment for maximum redemption value	12.5
Redemptions	(3.6)
Accrued guaranteed payment obligation	11.3
Foreign currency translation	(20.8)
Balance at December 31, 2012	$246.9
This obligation approximates the cost if all remaining shares were purchased by the Company on December 31, 2012 and is presented in the Consolidated Balance Sheet in Redeemable noncontrolling interest, which is considered temporary equity. Approximately $16.5 million is expected to be paid annually beginning in 2013 and continuing until the appraisal proceedings are completed.

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

Powerscreen Patent Infringement Lawsuit

On December 6, 2010, the Company received an adverse jury verdict in the amount of $15.8 million in a patent infringement lawsuit brought against Powerscreen International Distribution Limited (“Powerscreen”) and Terex by Metso Minerals Inc. (“Metso”) in the United States District Court for the Eastern District of New York. The lawsuit involved a claim by Metso that the folding side conveyor of certain Powerscreen screening plants violated a patent held by Metso in the United States.   Following the verdict, Metso sought additional relief, including, additional damages, attorney’s fees, interest and trebling of all such amounts. On December 9, 2011, a judgment in support of the jury verdict was issued and Metso was awarded certain additional damages, interest and doubling of all such amounts. The Court declined to calculate the final amount of monetary damages pending the outcome of the appeal. The Court also issued an injunction preventing marketing or selling of certain models of Powerscreen mobile screening plants with the alleged infringing folding side conveyor design in the United States. These models have been updated with Powerscreen’s new proprietary S range of conveyors. Thus, the judgment and injunction do not affect the continued sale or use of any current model of Powerscreen mobile screening plants.

The Company does not agree that the accused Powerscreen mobile screening plants or their folding conveyor infringe the subject patent held by Metso. These types of patent cases are complex and the Company strongly believes that the verdict is contrary to both the law and the facts. The Company has appealed the verdict, posted an appeal bond in the amount of approximately $50 million while judgment is stayed pending the appeal process and believes that it will ultimately prevail on appeal. However, the outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in the Company being required to make a significant cash payment, which could have a material adverse effect on its results of operations.

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

The Company’s outstanding letters of credit totaled $324.0 million at December 31, 2012.  The letters of credit generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet.  Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

As of December 31, 2012 and 2011, the Company’s maximum exposure to such credit guarantees was $64.3 million and $126.4 million, respectively, including total guarantees issued by Terex Demag GmbH, part of the Cranes segment, of $45.8 million and $60.4 million, respectively; and Genie Holdings, Inc. and its affiliates (“Genie”), part of the AWP segment, of $9.7 million and $18.0 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  The maximum exposure for residual value guarantees issued by the Company totaled $5.7 million and $13.5 million as of December 31, 2012 and 2011, respectively.  The Company is generally able to mitigate some of the risk associated with these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of December 31, 2012 and 2011, the Company’s maximum exposure pursuant to buyback guarantees was $73.8 million and $103.4 million, respectively, including total guarantees issued by Genie of $25.3 million and $45.4 million, respectively. Included in the December 31, 2012 and 2011 amounts are guarantees issued by entities in the MHPS segment of $43.6 million and $54.5 million. The Company is generally able to mitigate some of the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

See Note A – “Basis of Presentation – Revenue Recognition,” for a discussion of revenue recognition on arrangements with buyback guarantees.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheet of approximately $6 million and $12 million as of December 31, 2012 and 2011, respectively, for the estimated fair value of all guarantees provided.

There can be no assurance that the Company’s historical experience in used equipment markets will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

NOTE R – CONSOLIDATING FINANCIAL STATEMENTS

On January 18, 2011, the Company repaid the outstanding $297.6 million principal amount outstanding of its 7-3/8% Notes, on September 28, 2012, the Company repaid the outstanding 10-7/8% Notes and in the fourth quarter of 2012, the Company repaid the outstanding 8% Notes (see Note M – “Long-Term Obligations”). As a result of the Company’s redemption of the 7-3/8% Notes, the 4% Convertible Notes, the 8% Notes, the 6% Notes and the 6-1/2% Notes were jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): A.S.V., Inc., CMI Terex Corporation, Fantuzzi Noell USA, Inc., Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., GFS National, Inc., Loegering Mfg. Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Schaeff Incorporated, Schaeff of North America, Inc., Terex Advance Mixer, Inc., Terex Aerials, Inc., Terex Financial Services, Inc., Terex South Dakota, Inc., Terex USA, LLC, Terex Utilities, Inc. and Terex Washington, Inc.  Wholly-owned Guarantors are 100% owned by the Company. All of the guarantees are full and unconditional.  The guarantees of the Wholly-owned Guarantors are subject to release in limited circumstances only upon the occurrence of certain customary conditions. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 4% Convertible Notes, the 6% Notes or the 6-1/2% Notes.

The following summarized condensed consolidating financial information for the Company segregates the financial information of Terex Corporation, the Wholly-owned Guarantors and the non-guarantor subsidiaries.  The results and financial position of businesses acquired are included from the dates of their respective acquisitions.

Terex Corporation consists of parent company operations and non-guarantor subsidiaries directly owned by the parent company.  Subsidiaries of the parent company are reported on the equity basis.  Wholly-owned Guarantors combine the operations of the Wholly-owned Guarantor subsidiaries.  Subsidiaries of Wholly-owned Guarantors that are not themselves guarantors are reported on the equity basis.  Non-guarantor subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the obligations of Terex Corporation under the 4% Convertible Notes, the 6% Notes or the 6-1/2% Notes.  Debt and goodwill allocated to subsidiaries are presented on a “push-down” accounting basis.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2012
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$261.2	$2,656.2	$5,282.5	$(851.5)	$7,348.4
Cost of goods sold	(233.7)	(2,226.3)	(4,294.3)	851.5	(5,902.8)
Gross profit	27.5	429.9	988.2	—	1,445.6
Selling, general and administrative expenses	(27.6)	(208.3)	(811.1)	—	(1,047.0)
Income (loss) from operations	(0.1)	221.6	177.1	—	398.6
Interest income	225.6	258.2	10.8	(485.8)	8.8
Interest expense	(364.9)	(108.9)	(176.6)	485.8	(164.6)
Income (loss) from subsidiaries	320.1	(3.0)	(0.6)	(316.5)	—
Loss on early extinguishment of debt	(79.6)	—	(3.4)	—	(83.0)
Other income (expense) – net	(33.2)	34.2	(5.2)	—	(4.2)
Income (loss) from continuing operations before income taxes	67.9	402.1	2.1	(316.5)	155.6
(Provision for) benefit from income taxes	39.8	(64.0)	(30.0)	—	(54.2)
Income (loss) from continuing operations	107.7	338.1	(27.9)	(316.5)	101.4
Income from discontinued operations – net of tax	—	—	1.8	—	1.8
Gain (loss) on disposition of discontinued operations – net of tax	(1.9)	—	2.3	—	0.4
Net income (loss)	105.8	338.1	(23.8)	(316.5)	103.6
Net loss attributable to noncontrolling interest	—	—	2.2	—	2.2
Net income (loss) attributable to Terex Corporation	$105.8	$338.1	$(21.6)	$(316.5)	$105.8

Comprehensive income (loss), net of tax	$107.2	$339.1	$(73.9)	$(266.9)	$105.5
Comprehensive loss (income) attributable to noncontrolling interest	—	—	1.7	—	1.7
Comprehensive income (loss) attributable to Terex Corporation	$107.2	$339.1	$(72.2)	$(266.9)	$107.2

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2011
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$336.9	$2,340.8	$4,654.9	$(828.0)	$6,504.6
Cost of goods sold	(301.2)	(2,044.0)	(4,027.1)	828.0	(5,544.3)
Gross profit	35.7	296.8	627.8	—	960.3
Selling, general and administrative expenses	(23.5)	(226.2)	(629.4)	—	(879.1)
Income (loss) from operations	12.2	70.6	(1.6)	—	81.2
Interest income	161.5	201.0	15.7	(363.9)	14.3
Interest expense	(302.9)	(74.3)	(121.6)	363.9	(134.9)
Income (loss) from subsidiaries	75.8	(7.3)	—	(68.5)	—
Loss on early extinguishment of debt	(7.7)	—	—	—	(7.7)
Other expense – net	92.7	(13.8)	52.7	—	131.6
Income (loss) from continuing operations before income taxes	31.6	176.2	(54.8)	(68.5)	84.5
(Provision for) benefit from income taxes	15.9	(66.1)	(0.2)	—	(50.4)
Income (loss) from continuing operations	47.5	110.1	(55.0)	(68.5)	34.1
Income (loss) from discontinued operations – net of tax	—	—	5.8	—	5.8
Gain (loss) on disposition of discontinued operations – net of tax	(2.3)	—	3.1	—	0.8
Net income (loss)	45.2	110.1	(46.1)	(68.5)	40.7
Net loss attributable to noncontrolling interest	—	—	4.5	—	4.5
Net income (loss) attributable to Terex Corporation	$45.2	$110.1	$(41.6)	$(68.5)	$45.2

Comprehensive income (loss), net of tax	(180.7)	139.5	(106.1)	(38.8)	(186.1)
Comprehensive loss (income) attributable to noncontrolling interest	—	—	5.4	—	5.4
Comprehensive income (loss) attributable to Terex Corporation	$(180.7)	$139.5	$(100.7)	$(38.8)	$(180.7)

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2010
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$218.9	$1,619.2	$3,141.4	$(561.3)	$4,418.2
Cost of goods sold	(200.8)	(1,439.4)	(2,736.4)	561.3	(3,815.3)
Gross profit	18.1	179.8	405.0	—	602.9
Selling, general and administrative expenses	(79.4)	(187.6)	(409.7)	—	(676.7)
Income (loss) from operations	(61.3)	(7.8)	(4.7)	—	(73.8)
Interest income	56.2	193.1	28.0	(267.5)	9.8
Interest expense	(323.0)	(77.3)	(12.6)	267.5	(145.4)
Income (loss) from subsidiaries	440.9	(3.9)	—	(437.0)	—
Loss on early extinguishment of debt	(1.4)	—	—	—	(1.4)
Other expense – net	(1.6)	17.6	(43.5)	—	(27.5)
Income (loss) from continuing operations before income taxes	109.8	121.7	(32.8)	(437.0)	(238.3)
(Provision for) benefit from income taxes	119.2	(45.2)	(47.2)	—	26.8
Income (loss) from continuing operations	229.0	76.5	(80.0)	(437.0)	(211.5)
Income (loss) from discontinued operations – net of tax	(3.5)	(2.3)	(9.5)	—	(15.3)
Gain (loss) on disposition of discontinued operations – net of tax	133.0	76.9	379.4	—	589.3
Net income (loss)	358.5	151.1	289.9	(437.0)	362.5
Net income attributable to noncontrolling interest	—	—	(4.0)	—	(4.0)
Net income (loss) attributable to Terex Corporation	$358.5	$151.1	$285.9	$(437.0)	$358.5

Comprehensive income (loss), net of tax	$422.9	$152.0	$295.3	$(443.2)	$427.0
Comprehensive loss (income) attributable to noncontrolling interest	—	—	(4.1)	—	(4.1)
Comprehensive income (loss) attributable to Terex Corporation	$422.9	$152.0	$291.2	$(443.2)	$422.9

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2012
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$39.6	$1.4	$637.0	$—	$678.0
Trade receivables – net	30.4	214.0	833.3	—	1,077.7
Intercompany receivables	113.6	142.5	62.5	(318.6)	—
Inventories	48.4	387.9	1,279.3	—	1,715.6
Other current assets	102.6	37.2	186.3	—	326.1
Total current assets	334.6	783.0	2,998.4	(318.6)	3,797.4
Property, plant and equipment – net	69.7	110.8	632.8	—	813.3
Goodwill	—	149.6	1,095.7	—	1,245.3
Non-current intercompany receivables	1,294.8	1,562.5	39.6	(2,896.9)	—
Investment in and advances to (from) subsidiaries	3,274.1	207.6	69.5	(3,461.8)	89.4
Other assets	54.3	178.7	567.8	—	800.8
Total assets	$5,027.5	$2,992.2	$5,403.8	$(6,677.3)	$6,746.2

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$4.6	$—	$79.2	$—	$83.8
Trade accounts payable	13.0	157.2	465.3	—	635.5
Intercompany payables	15.5	55.1	248.0	(318.6)	—
Accruals and other current liabilities	98.0	126.0	765.5	—	989.5
Total current liabilities	131.1	338.3	1,558.0	(318.6)	1,708.8
Long-term debt, less current portion	1,254.6	1.7	758.6	—	2,014.9
Non-current intercompany payables	1,512.7	41.8	1,342.4	(2,896.9)	—
Other non-current liabilities	121.4	33.2	589.7	—	744.3
Redeemable noncontrolling interest	—	—	246.9	—	246.9
Total stockholders’ equity	2,007.7	2,577.2	908.2	(3,461.8)	2,031.3
Total liabilities and stockholders’ equity	$5,027.5	$2,992.2	$5,403.8	$(6,677.3)	$6,746.2

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2012
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities of continuing operations	$(15.5)	$137.5	$170.3	$—	$292.3
Cash flows from investing activities
Capital expenditures	(7.1)	(17.1)	(58.3)	—	(82.5)
Acquisition of business, net of cash acquired	—	—	(3.4)	—	(3.4)
Other investments	(4.5)	—	(19.6)	—	(24.1)
Proceeds from disposition of discontinued operations	—	—	3.5	—	3.5
Proceeds from sale of assets	0.6	6.1	27.9	—	34.6
Intercompany investing activities	(89.6)	(127.3)	134.0	82.9	—
Other investing activities, net	—	—	(4.4)	—	(4.4)
Net cash provided by (used in) investing activities of continuing operations	(100.6)	(138.3)	79.7	82.9	(76.3)
Cash flows from financing activities
Repayments of debt	(1,260.4)	(0.1)	(272.5)	—	(1,533.0)
Proceeds from issuance of debt	1,175.0	—	59.3	—	1,234.3
Payment of debt issuance costs	(20.7)	—	—	—	(20.7)
Purchase of noncontrolling interest	—	—	(3.5)	—	(3.5)
Distributions to noncontrolling interest	—	—	(4.9)	—	(4.9)
Intercompany financing activities	(6.0)	—	88.9	(82.9)	—
Other financing activities, net	3.8	—	0.7	—	4.5
Net cash provided by (used in) financing activities of continuing operations	(108.3)	(0.1)	(132.0)	(82.9)	(323.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	11.2	—	11.2
Net increase (decrease) in cash and cash equivalents	(224.4)	(0.9)	129.2	—	(96.1)
Cash and cash equivalents, beginning of period	264.0	2.3	507.8	—	774.1
Cash and cash equivalents, end of period	$39.6	$1.4	$637.0	$—	$678.0

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2011
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities of continuing operations	$(7.1)	$17.0	$12.8	$—	$22.7
Cash flows from investing activities
Capital expenditures	(10.4)	(22.5)	(46.2)	—	(79.1)
Acquisition of business, net of cash acquired	—	(2.0)	(1,033.2)	—	(1,035.2)
Proceeds from disposition of discontinued operations	—	—	0.5	—	0.5
Investments in derivative securities	(16.1)	—	—	—	(16.1)
Proceeds from sale of assets	531.8	0.1	7.7	—	539.6
Intercompany investing activities	(526.1)	12.6	(47.6)	561.1	—
Other investing activities, net	—	—	(2.2)	—	(2.2)
Net cash provided by (used in) investing activities of continuing operations	(20.8)	(11.8)	(1,121.0)	561.1	(592.5)
Cash flows from financing activities
Repayments of debt	(302.4)	(0.5)	(144.9)	—	(447.8)
Proceeds from issuance of debt	455.5	1.9	469.3	—	926.7
Payment of debt issuance costs	(26.6)	—	—	—	(26.6)
Purchase of noncontrolling interest	—	(6.3)	—	—	(6.3)
Intercompany financing activities	(2.5)	—	563.6	(561.1)	—
Other financing activities, net	3.7	—	0.9	—	4.6
Net cash provided by (used in) financing activities of continuing operations	127.7	(4.9)	888.9	(561.1)	450.6
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.9)	—	(0.9)
Net increase (decrease) in cash and cash equivalents	99.8	0.3	(220.2)	—	(120.1)
Cash and cash equivalents, beginning of period	164.2	2.0	728.0	—	894.2
Cash and cash equivalents, end of period	$264.0	$2.3	$507.8	$—	$774.1

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2010
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities of continuing operations	$(454.0)	$65.6	$(221.7)	$—	$(610.1)
Cash flows from investing activities
Capital expenditures	(8.7)	(10.6)	(35.7)	—	(55.0)
Acquisition of business net of cash acquired	(12.8)	—	—	—	(12.8)
Other investments	(14.6)	—	(4.7)	—	(19.3)
Proceeds from disposition of discontinued operations	294.8	—	707.2	—	1,002.0
Investments in derivative securities	(21.1)	—	—	—	(21.1)
Proceeds from sale of assets	2.4	1.4	6.2	—	10.0
Intercompany investing activities	(17.9)	—	—	17.9	—
Net cash provided by (used in) investing activities of continuing operations	222.1	(9.2)	673.0	17.9	903.8
Cash flows from financing activities
Repayments of debt	(159.3)	(51.6)	(154.6)	—	(365.5)
Proceeds from issuance of debt	—	—	73.9	—	73.9
Payment of debt issuance costs	(6.0)	(0.8)	(1.0)	—	(7.8)
Purchase of noncontrolling interest	—	—	(12.9)	—	(12.9)
Distributions to noncontrolling interest	—	(0.2)	(3.2)	—	(3.4)
Intercompany financing activities	—	—	17.9	(17.9)	—
Other financing activities, net	1.3	(0.1)	(1.2)	—	—
Net cash provided by (used in) financing activities of continuing operations	(164.0)	(52.7)	(81.1)	(17.9)	(315.7)
Cash flows from discontinued operations
Net cash used operating activities of discontinued operations	(19.3)	(2.2)	(31.6)	—	(53.1)
Net cash provided by in investing activities of discontinued operations	—	—	0.1	—	0.1
Net cash provided by financing activities of discontinued operations	—	—	—	—	—
Net cash (used in) discontinued operations	(19.3)	(2.2)	(31.5)	—	(53.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.0)	—	(2.0)
Net increase (decrease) in cash and cash equivalents	(415.2)	1.5	336.7	—	(77.0)
Cash and cash equivalents, beginning of period	579.4	0.5	391.3	—	971.2
Cash and cash equivalents, end of period	$164.2	$2.0	$728.0	$—	$894.2

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Amounts in millions)

		Additions
	Balance Beginning of Year	Charges to Earnings	Other (1)	Deductions (2)	Balance End of Year
Year ended December 31, 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$42.5	$5.7	$(6.3)	$(3.1)	$38.8
Reserve for inventory	120.1	36.0	15.3	(35.8)	135.6
Valuation allowances for deferred tax assets	183.3	14.2	(25.3)	—	172.2
Totals	$345.9	$55.9	$(16.3)	$(38.9)	$346.6
Year ended December 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$46.8	$13.6	$(9.0)	$(8.9)	$42.5
Reserve for inventory	106.7	53.4	(1.8)	(38.2)	120.1
Valuation allowances for deferred tax assets	157.6	18.1	7.6	—	183.3
Totals	$311.1	$85.1	$(3.2)	$(47.1)	$345.9
Year ended December 31, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$60.1	$12.3	$(9.5)	$(16.1)	$46.8
Reserve for inventory	110.8	44.6	(6.3)	(42.4)	106.7
Valuation allowances for deferred tax assets	134.6	35.1	(12.1)	—	157.6
Totals	$305.5	$92.0	$(27.9)	$(58.5)	$311.1

(1)	Primarily represents the impact of foreign currency exchange, purchase accounting adjustments for deferred tax assets and business divestitures.

(2)	Primarily represents the utilization of established reserves, net of recoveries.