Form 10-Q
period 2013-03-31
TEREX CORP
filed 2013-04-26
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

F O R M   10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of outstanding shares of common stock:  111.2 million as of April 22, 2013.

The Exhibit Index begins on page 52.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of March 31, 2013 unless specifically noted otherwise, and includes financial information with respect to the subsidiaries of the Company listed below (all of which are 100%-owned) which were guarantors on March 31, 2013 (the “Guarantors”) of the Company’s 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”), its 6% Senior Notes Due 2021 (the “6% Notes”) and its 6-1/2% Senior Notes Due 2020 (the “6-1/2% Notes”).  See Note O – “Consolidating Financial Statements” to the Company’s March 31, 2013 Condensed Consolidated Financial Statements included in this Quarterly Report. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

Guarantor Information

Guarantor	State or other jurisdiction of incorporation or organization	I.R.S. employer identification number
A.S.V., Inc.	Minnesota	41-1459569
CMI Terex Corporation	Oklahoma	73-0519810
Fantuzzi Noell USA, Inc.	Illinois	36-3865231
Genie Financial Services, Inc.	Washington	91-1712115
Genie Holdings, Inc.	Washington	91-1666966
Genie Industries, Inc.	Washington	91-0815489
Genie International, Inc.	Washington	91-1975116
GFS National, Inc.	Washington	91-1959375
Loegering Mfg. Inc.	North Dakota	45-0310755
Powerscreen Holdings USA Inc.	Delaware	61-1265609
Powerscreen International LLC	Delaware	61-1340898
Powerscreen North America Inc.	Delaware	61-1340891
Powerscreen USA, LLC	Kentucky	31-1515625
Schaeff Incorporated	Iowa	42-1097891
Schaeff of North America, Inc.	Delaware	75-2852436
Terex Advance Mixer, Inc.	Delaware	06-1444818
Terex Aerials, Inc.	Wisconsin	39-1028686
Terex Financial Services, Inc.	Delaware	45-0497096
Terex South Dakota, Inc.	South Dakota	41-1603748
Terex USA, LLC	Delaware	75-3262430
Terex Utilities, Inc.	Oregon	93-0557703
Terex Washington, Inc.	Washington	91-1499412

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
TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2013	2012
Net sales	$1,723.1	$1,819.4
Cost of goods sold	(1,395.6)	(1,488.6)
Gross profit	327.5	330.8
Selling, general and administrative expenses	(259.1)	(267.0)
Income (loss) from operations	68.4	63.8
Other income (expense)
Interest income	1.7	2.6
Interest expense	(33.4)	(40.5)
Other income (expense) – net	(2.1)	4.5
Income (loss) from continuing operations before income taxes	34.6	30.4
(Provision for) benefit from income taxes	(15.3)	(8.8)
Income (loss) from continuing operations	19.3	21.6
Income (loss) from discontinued operations – net of tax	—	2.5
Gain (loss) on disposition of discontinued operations – net of tax	3.0	—
Net income (loss)	22.3	24.1
Net loss (income) attributable to noncontrolling interest	1.6	(1.1)
Net income (loss) attributable to Terex Corporation	$23.9	$23.0
Amounts attributable to Terex Corporation common stockholders:
Income (loss) from continuing operations	$20.9	$20.5
Income (loss) from discontinued operations – net of tax	—	2.5
Gain (loss) on disposition of discontinued operations – net of tax	3.0	—
Net income (loss) attributable to Terex Corporation	$23.9	$23.0
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.19	$0.19
Income (loss) from discontinued operations – net of tax	—	0.02
Gain (loss) on disposition of discontinued operations – net of tax	0.03	—
Net income (loss) attributable to Terex Corporation	$0.22	$0.21
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.18	$0.18
Income (loss) from discontinued operations – net of tax	—	0.02
Gain (loss) on disposition of discontinued operations – net of tax	0.03	—
Net income (loss) attributable to Terex Corporation	$0.21	$0.20
Weighted average number of shares outstanding in per share calculation
Basic	110.8	109.9
Diluted	116.1	114.3
Comprehensive income (loss)	(56.6)	90.0
Comprehensive loss (income) attributable to noncontrolling interest	1.6	(1.1)
Comprehensive income (loss) attributable to Terex Corporation	$(55.0)	$88.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$729.7	$678.0
Trade receivables (net of allowance of $34.2 and $38.8 at March 31, 2013 and December 31, 2012, respectively)	1,133.9	1,077.7
Inventories	1,702.2	1,715.6
Other current assets	303.9	326.1
Total current assets	3,869.7	3,797.4
Non-current assets
Property, plant and equipment – net	791.7	813.3
Goodwill	1,220.8	1,245.3
Intangible assets – net	456.6	474.4
Other assets	413.0	415.8
Total assets	$6,751.8	$6,746.2

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$75.8	$83.8
Trade accounts payable	711.9	635.5
Accrued compensation and benefits	205.9	226.2
Accrued warranties and product liability	94.2	97.6
Customer advances	350.5	312.9
Income taxes payable	80.0	83.5
Other current liabilities	281.6	269.3
Total current liabilities	1,799.9	1,708.8
Non-current liabilities
Long-term debt, less current portion	2,006.7	2,014.9
Retirement plans	419.2	430.7
Other non-current liabilities	294.9	313.6
Total liabilities	4,520.7	4,468.0
Commitments and contingencies
Redeemable noncontrolling interest	243.8	246.9
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 123.4 and 122.9 shares at March 31, 2013 and December 31, 2012, respectively	1.2	1.2
Additional paid-in capital	1,265.1	1,260.7
Retained earnings	1,491.6	1,467.7
Accumulated other comprehensive income (loss)	(203.0)	(124.1)
Less cost of shares of common stock in treasury – 13.0 shares at March 31, 2013 and December 31, 2012	(597.4)	(597.8)
Total Terex Corporation stockholders’ equity	1,957.5	2,007.7
Noncontrolling interest	29.8	23.6
Total stockholders’ equity	1,987.3	2,031.3
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$6,751.8	$6,746.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2013	2012
Operating Activities of Continuing Operations
Net income	$22.3	$24.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Discontinued operations	(3.0)	(2.5)
Depreciation and amortization	38.4	38.8
Deferred taxes	(10.4)	8.8
Gain on sale of assets	(0.9)	(5.8)
Stock-based compensation expense	9.1	5.7
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(81.1)	(8.4)
Inventories	(44.6)	(67.0)
Trade accounts payable	97.8	60.5
Customer advances	45.4	0.7
Other assets and liabilities	(15.3)	(148.3)
Other operating activities, net	1.1	14.9
Net cash provided by (used in) operating activities of continuing operations	58.8	(78.5)
Investing Activities of Continuing Operations
Capital expenditures	(22.5)	(19.6)
Proceeds from sale of assets	33.0	2.8
Other investing activities, net	(2.8)	(4.4)
Net cash (used in) provided by investing activities of continuing operations	7.7	(21.2)
Financing Activities of Continuing Operations
Repayments of debt	(24.5)	(14.3)
Proceeds from issuance of debt	15.3	308.5
Other financing activities, net	9.3	(7.6)
Net cash provided by (used in) financing activities of continuing operations	0.1	286.6
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(14.9)	12.2
Net Increase (Decrease) in Cash and Cash Equivalents	51.7	199.1
Cash and Cash Equivalents at Beginning of Period	678.0	774.1
Cash and Cash Equivalents at End of Period	$729.7	$973.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)
NOTE A – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2012 has been derived from and should be read in conjunction with the audited Consolidated Balance Sheet as of that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013.

Cash and cash equivalents at March 31, 2013 and December 31, 2012 include $13.3 million and $12.4 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Reclassification. Certain prior year amounts have been reclassified to conform to the current year’s presentation. Subsequent to December 31, 2012, the Company realigned certain operations, which were formerly included in the Aerial Work Platforms (“AWP”) and Material Handling & Port Solutions (“MHPS”) segments, in an effort to strengthen its ability to service customers and to recognize certain organizational efficiencies and are now included in the Cranes segment. Effective July 1, 2012, the Company realigned certain operations, which were formerly included in the Cranes segment, to provide a single source for serving port equipment customers and are now included in the MHPS segment. See Note B – “Business Segment Information.” The Company revised its Condensed Consolidating Statements of Comprehensive Income and Cash Flows for the three months ended March 31, 2012 to correct the presentation of intercompany activities between the Company, the Wholly-owned Guarantors and the non-guarantor subsidiaries for investments, loans, capital contributions and repayments. There were no changes to any of the Company's Condensed Consolidated Financial Statements. See Note O - “Consolidating Financial Statements.” The impact of these revisions are shown in Note P - “Consolidating Financial Statements” to our unaudited Condensed Consolidated Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.

Recent Accounting Pronouncements.  In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” (“ASU 2012-02”). ASU 2012-02 amends the guidance in the Accounting Standards Codification (“ASC”) 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment.  Under ASU 2012-02, an entity has the option of performing a qualitative assessment of whether it is more likely than not that the fair value of an entity’s indefinite-lived intangible asset is less than its carrying amount before calculating the fair value of the asset. If the conclusion is that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company would be required to calculate the fair value of the asset. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”). ASU 2013-02 adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). ASU 2013-02 intends to help the Company improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of AOCI in the Company’s financial statements. ASU 2013-02 does not amend any existing requirements for reporting net income or OCI in the Company’s financial statements. ASU 2013-02 is effective for annual and interim reporting periods beginning after December 15, 2012. Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (“ASU 2013-05”). The objective of ASU 2013-05 is to clarify the applicable guidance for the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective for annual and interim reporting periods beginning after December 15, 2013 with early adoption permitted. The Company is currently evaluating the impact that the adoption will have on the determination or reporting of its financial results.

Accounts Receivable and Allowance for Doubtful Accounts.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical customer review and current financial conditions.  The Company reviews its allowance for doubtful accounts at least quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectibility.  All other balances are reviewed on a pooled basis by type of receivable.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  There can be no assurance that the Company’s historical accounts receivable collection experience will be indicative of future results.  The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note M – “Litigation and Contingencies.”  Substantially all receivables were trade receivables at March 31, 2013 and December 31, 2012.

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the fair value based on the estimated future undiscounted cash flows are less than the carrying value.  Future cash flow projections include assumptions for future sales levels and the level of working capital needed to support each business.  The Company uses data developed by business segment management as well as macroeconomic data in making these calculations.  The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset.

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of ASC 820, “Fair Value Measurement and Disclosure” (“ASC 820”) include interest rate swap and foreign currency forward contracts discussed in Note I – “Derivative Financial Instruments.”  These contracts are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

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

A liability for estimated warranty claims is accrued at the time of sale.  The non-current portion of the warranty accrual is included in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet.  The liability is established using historical warranty claim experience for each product sold.  Historical claim experience may be adjusted for known design improvements or for the impact of unusual product quality issues.  Warranty reserves are reviewed quarterly to ensure critical assumptions are updated for known events that may affect the potential warranty liability.

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Three Months Ended
March 31, 2013
Balance at beginning of period	$110.4
Accruals for warranties issued during the period	19.8
Changes in estimates	(0.7)
Settlements during the period	(20.0)
Foreign exchange effect/other	(2.6)
Balance at end of period	$106.9

NOTE B – BUSINESS SEGMENT INFORMATION

Terex is a lifting and material handling solutions company. The Company is focused on operational improvement and delivering reliable, customer-driven solutions for a wide range of commercial applications, including the construction, infrastructure, quarrying, mining, manufacturing, transportation, energy and utility industries. The Company operates in five reportable segments: (i) AWP; (ii) Construction; (iii) Cranes; (iv) MHPS; and (v) Materials Processing (“MP”).

The AWP segment designs, manufactures, markets and services aerial work platform equipment, telehandlers, light towers, and bridge inspection equipment as well as their related replacement parts and components. Customers use these products to construct and maintain industrial, commercial and residential buildings and facilities and for other commercial operations, as well as in a wide range of infrastructure projects.

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

On March 8, 2013, the Company closed on its previously announced definitive agreement to divest its Roadbuilding operations in Brazil and assets for its asphalt paver, reclaimer stabilizer and material transfer product lines manufactured in Oklahoma City. The Company intends to sell the remaining roadbuilding product lines that it manufactures in Oklahoma City.

The Cranes segment designs, manufactures, markets, services and refurbishes rough terrain cranes, all terrain cranes, truck cranes, tower cranes, lattice boom crawler cranes, lattice boom truck cranes, utility equipment and truck-mounted cranes (boom trucks), as well as their related replacement parts and components. Customers use these products for construction, repair and maintenance of commercial buildings, manufacturing facilities, construction and maintenance of utility and telecommunication lines, tree trimming and certain construction and foundation drilling applications and a wide range of infrastructure projects. The segment also provides service and support for industrial cranes, utility and aerial products in North America.

The MHPS segment designs, manufactures, markets and services industrial cranes, including standard cranes, process cranes, rope and chain hoists, electric motors, light crane systems and crane components as well as a diverse portfolio of port and rail equipment including mobile harbor cranes, straddle carriers, gantry cranes, ship-to-shore cranes, reach stackers, empty container handlers, full container handlers, general cargo lift trucks, automated stacking cranes, automated guided vehicles and terminal automation technology, including software. The segment operates an extensive global sales and service network. Customers use these products for lifting and material handling at manufacturing and port and rail facilities. Effective July 1, 2012, the Company realigned certain operations to provide a single source for serving port equipment customers. The Company’s reach stacker product line manufactured in France and legacy port equipment business, both formerly part of the Cranes segment, are now consolidated within the MHPS segment.

The MP segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders, chippers and related components and replacement parts. Customers use MP products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries.

The Company assists customers in renting, leasing and acquiring its products through Terex Financial Services (“TFS”). TFS uses its equipment financing experience to provide financing solutions to the Company’s customers.

Subsequent to December 31, 2012, the Company realigned certain operations in an effort to strengthen its ability to service customers and to recognize certain organizational efficiencies. The Company’s Utilities business, formerly part of its AWP segment, is now consolidated within its Cranes segment. The Company’s Crane America Services business, formerly part of its MHPS segment, and its legacy AWP services business, formerly part of its AWP segment, are now consolidated within the Company’s Cranes segment and will be run together as the Company’s North America Services business. The historical results have been reclassified to give effect to these changes.

Business segment information is presented below (in millions):

	Three Months Ended March 31,
	2013	2012
Net Sales
AWP	$509.1	$419.8
Construction	279.8	363.1
Cranes	470.9	455.2
MHPS	339.2	438.1
MP	154.3	169.2
Corporate and Other / Eliminations	(30.2)	(26.0)
Total	$1,723.1	$1,819.4
Income (loss) from Operations
AWP	$72.4	$39.2
Construction	(13.1)	—
Cranes	32.5	13.0
MHPS	(29.1)	0.6
MP	11.7	15.3
Corporate and Other / Eliminations	(6.0)	(4.3)
Total	$68.4	$63.8

	March 31, 2013	December 31, 2012
Identifiable Assets
AWP	$862.6	$835.8
Construction	1,096.5	1,124.7
Cranes	1,842.3	1,912.5
MHPS	2,931.4	2,946.4
MP	954.6	982.0
Corporate and Other / Eliminations	(935.6)	(1,055.2)
Total	$6,751.8	$6,746.2

NOTE C – INCOME TAXES

During the three months ended March 31, 2013, the Company recognized income tax expense of $15.3 million on income of $34.6 million, an effective tax rate of 44.2% as compared to income tax expense of $8.8 million on income of $30.4 million, an effective tax rate of 28.9%, for three months ended March 31, 2012.  The higher effective tax rate for the three months ended March 31, 2013 was primarily attributable to lower benefits from the provision for uncertain tax positions partially offset by a lower impact of losses for which no tax benefit was recognized.

The Company and its subsidiaries conduct business globally and file income tax returns in U.S. federal, state and foreign jurisdictions, as required. From a tax perspective, major jurisdictions where the Company is often subject to examination by tax authorities include Australia, Germany, Italy, the United Kingdom and the U.S. Currently, various entities of the Company are under audit in Germany, Italy, the United Kingdom, the U.S. and elsewhere. With few exceptions, including certain subsidiaries in Germany that are under audit, the statute of limitations for the Company and its subsidiaries has, as a practical matter, expired for tax years prior to 2007. The Company assesses uncertain tax positions for recognition, measurement and effective settlement. Where the Company has determined that its tax return filing position does not satisfy the more likely than not recognition threshold of ASC 740, “Income Taxes,” it has recorded no tax benefits. Where the Company has determined that a tax return filing position is more likely than not to be sustained, the Company has measured and recorded the largest amount of tax benefit greater than 50% likely to be realized. The Company recognizes accrued interest and penalties, if any, related to income taxes as (Provision for) benefit from income taxes in its Condensed Consolidated Statement of Income.

The Company evaluates each reporting period whether it is reasonably possible that material changes to its uncertain tax position liability could occur in the next twelve months.  Changes may occur as a result of uncertain tax positions being considered effectively settled, re-measured, paid, acquired or divested, as the result of a change in the accounting rules, tax law or judicial decision, or due to the expiration of the relevant statute of limitations. It is not possible to predict which uncertain tax positions, if any, may be challenged by tax authorities. The timing and impact of income tax audits and their resolution is highly uncertain. New laws and judicial decisions can change assessments concerning technical merit and measurement. The amounts of or periods in which changes to reserves for uncertain tax positions will occur is not generally ascertainable.

The Company evaluates the net realizable value of its deferred tax assets each reporting period. The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards. Historical information is supplemented by currently available information about future tax years. Realization requires sufficient taxable income to use deferred tax assets. The Company records a valuation allowance for each deferred tax asset for which realization is not assessed as more likely than not. In particular, the assessment by the Company that deferred tax assets will be realized consider available evidence including: (i) estimates of future taxable income generated from various sources, including the continued recovery of operations in the United Kingdom and anticipated future recovery in Brazil, (ii) the reversal of taxable temporary differences, (iii) increased profitability due to cost reductions in recent years, (iv) the anticipated combination of certain businesses in the United Kingdom in the future, which were weighed against losses in the United Kingdom in late 2008 through 2010 and 2011 losses in Brazil. If the current estimates of future taxable income are not realized or future estimates of taxable income are reduced, then the assessment regarding the realization of deferred tax assets in certain jurisdictions, including Brazil and the United Kingdom, could change and have a material impact on the statement of income.

NOTE D – DISCONTINUED OPERATIONS

On February 19, 2010, the Company completed the disposition of its Mining business to Bucyrus International, Inc. In 2010, the Company sold all of its Atlas heavy construction equipment and knuckle-boom cranes businesses (collectively, “Atlas”) to Atlas Maschinen GmbH (“Atlas Maschinen”).  Fil Filipov, a former Terex executive and the father of Steve Filipov, the Company’s President, MHPS, is the Chairman of Atlas Maschinen.

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (in millions):

	Three Months Ended
	March 31,
	2013	2012
Net sales	$—	$—
Loss from discontinued operations before income taxes	$—	$—
(Provision for) benefit from income taxes	—	2.5
Income (loss) from discontinued operations – net of tax	$—	$2.5

Gain (loss) on disposition of discontinued operations	$3.5	$—
(Provision for) benefit from income taxes	(0.5)	—
Gain (loss) on disposition of discontinued operations – net of tax	$3.0	$—

During the three months ended March 31, 2013, the Company recorded a $3.5 million pre-tax gain related to the sale of its Atlas business based on contractually obligated earnings based payments from the purchaser. The Company recorded a cumulative net loss on the sale of Atlas of approximately $11.0 million, net of tax, through March 31, 2013. During the three months ended March 31, 2012, a tax benefit of $2.5 million, was recognized in discontinued operations for the resolution of uncertain tax positions for pre-divestiture years in the Mining business.

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended March 31,
	2013	2012
Net income (loss) from continuing operations attributable to Terex Corporation common stockholders	$20.9	$20.5
Income (loss) from discontinued operations–net of tax	—	2.5
Gain on disposition of discontinued operations–net of tax	3.0	—
Net income (loss) attributable to Terex Corporation	$23.9	$23.0
Basic shares:
Weighted average shares outstanding	110.8	109.9
Earnings per share – basic:
Income (loss) from continuing operations	$0.19	$0.19
Income (loss) from discontinued operations–net of tax	—	0.02
Gain (loss) on disposition of discontinued operations–net of tax	0.03	—
Net income (loss) attributable to Terex Corporation	$0.22	$0.21
Diluted shares:
Weighted average shares outstanding	110.8	109.9
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	5.3	4.4
Diluted weighted average shares outstanding	116.1	114.3
Earnings per share – diluted:
Income (loss) from continuing operations	$0.18	$0.18
Income (loss) from discontinued operations–net of tax	—	0.02
Gain on disposition of discontinued operations–net of tax	0.03	—
Net income (loss) attributable to Terex Corporation	$0.21	$0.20

The following table provides information to reconcile amounts reported on the Condensed Consolidated Statement of Comprehensive Income to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions):
Reconciliation of Amounts Attributable to Common Stockholders

	Three Months Ended March 31,
	2013	2012
Income (loss) from continuing operations	$19.3	$21.6
Noncontrolling interest attributed to (income) loss from continuing operations	1.6	(1.1)
Income (loss) from continuing operations attributable to common stockholders	$20.9	$20.5

Weighted average options to purchase 0.2 million of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during the three months ended March 31, 2013 and 2012, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 0.3 million and 0.2 million shares were outstanding during the three months ended March 31, 2013 and 2012, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance. ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

The 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”) described in Note K – “Long-Term Obligations” are dilutive to the extent the volume-weighted average price of the Common Stock for the period evaluated was greater than $16.25 per share and earnings from continuing operations were positive. The volume-weighted average price of the Common Stock was greater than $16.25 per share for each of the three months ended March 31, 2013 and 2012. The number of shares that were contingently issuable for the 4% Convertible Notes during the three months ended March 31, 2013 and 2012 was 4.1 million and 3.5 million, respectively. In August 2012, the Company repurchased approximately 25% of the principal amount outstanding of the 4% Convertible Notes. See Note K – “Long-Term Obligations.”

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2013	December 31, 2012
Finished equipment	$469.2	$485.4
Replacement parts	192.7	201.4
Work-in-process	544.4	507.4
Raw materials and supplies	495.9	521.4
Inventories	$1,702.2	$1,715.6

Reserves for lower of cost or market value, excess and obsolete inventory were $132.7 million and $135.6 million at March 31, 2013 and December 31, 2012, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	March 31, 2013	December 31, 2012
Property	$119.6	$123.0
Plant	386.4	396.9
Equipment	710.9	713.3
Property, plant and equipment – gross	1,216.9	1,233.2
Less: Accumulated depreciation	(425.2)	(419.9)
Property, plant and equipment – net	$791.7	$813.3

NOTE H – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	Construction	Cranes	MHPS	MP	Total
Balance at December 31, 2012, gross	$139.9	$438.8	$233.9	$732.8	$204.7	$1,750.1
Accumulated impairment	(38.6)	(438.8)	(4.2)	—	(23.2)	(504.8)
Balance at December 31, 2012, net (1)	101.3	—	229.7	732.8	181.5	1,245.3
Foreign exchange effect and other	(1.0)	—	(3.5)	(10.1)	(9.9)	(24.5)
Balance at March 31, 2013, gross	138.9	438.8	230.4	722.7	194.8	1,725.6
Accumulated impairment	(38.6)	(438.8)	(4.2)	—	(23.2)	(504.8)
Balance at March 31, 2013, net	$100.3	$—	$226.2	$722.7	$171.6	$1,220.8

(1)
Includes a $10.8 million net reclassification of goodwill from AWP to Cranes and a net $20.5 million reclassification from MHPS to Cranes related to segment realignment. See Note A – “Basis of Presentation.”

Intangible assets, net were comprised of the following as of March 31, 2013 and December 31, 2012 (in millions):

		March 31, 2013			December 31, 2012
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	8	$86.4	$39.5	$46.9	$87.9	$36.5	$51.4
Customer Relationships	15	348.1	83.6	264.5	353.5	78.9	274.6
Land Use Rights	57	18.4	1.2	17.2	17.0	1.1	15.9
Other	7	49.6	37.1	12.5	51.9	38.1	13.8
Total definite-lived intangible assets		$502.5	$161.4	$341.1	$510.3	$154.6	$355.7

Indefinite-lived intangible assets:
Tradenames		$115.5			$118.7
Total indefinite-lived intangible assets		$115.5			$118.7

	Three Months Ended March 31,
(in millions)	2013	2012
Aggregate Amortization Expense	$10.6	$10.9

Estimated aggregate intangible asset amortization expense (in millions) for the next five years is as follows:

2013	$37.6
2014	$36.4
2015	$35.1
2016	$33.6
2017	$29.8

NOTE I – DERIVATIVE FINANCIAL INSTRUMENTS

In the normal course of business, the Company may enter into two types of derivatives to hedge its interest rate exposure and foreign currency exposure: hedges of fair value exposures and hedges of cash flow exposures.  Fair value exposures relate to recognized assets or liabilities and firm commitments, while cash flow exposures relate to the variability of future cash flows associated with recognized assets or liabilities or forecasted transactions.

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

In the Condensed Consolidated Statement of Comprehensive Income, the Company recorded hedging activity related to debt instruments in interest expense and hedging activity related to foreign currency in the accounts for which the hedged items are recorded.  On the Condensed Consolidated Statement of Cash Flows, the Company records cash flows from hedging activities in the same manner as it records the underlying item being hedged.

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At March 31, 2013, the Company had $594.7 million notional amount of currency exchange forward contracts outstanding, most of which mature on or before March 31, 2014.  The fair market value of these contracts at March 31, 2013 was a net loss of $2.6 million.  At March 31, 2013, $414.7 million notional amount ($3.4 million of fair value losses) of these forward contracts have been designated as, and are effective as, cash flow hedges of forecasted and specifically identified transactions.  During 2013 and 2012, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

The Company records the interest rate swap and foreign exchange contracts at fair value on a recurring basis.  There were no interest rate swaps recorded as of March 31, 2013 and December 31, 2012. The foreign exchange contracts designated as hedging instruments are categorized under Level 1 of the ASC 820 hierarchy and are recorded at March 31, 2013 and December 31, 2012 as a net liability of $2.6 million and $0.4 million, respectively.  See Note A – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. The fair values of these foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date. The fair values of these contracts are based on the contract rate specified at the anticipated contracts’ settlement date and quoted forward foreign exchange prices at the reporting date.

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

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	March 31, 2013	December 31, 2012
Foreign exchange contracts	Other current assets	$6.9	$5.2
Liability Derivatives
Foreign exchange contracts	Other current liabilities	$9.5	$5.6
Total Derivatives		$(2.6)	$(0.4)

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	March 31, 2013	December 31, 2012
Foreign exchange contracts	Other current assets	$0.6	$1.0
Liability Derivatives
Foreign exchange contracts	Other current liabilities	$0.1	$—
Total Derivatives		$0.5	$1.0

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income and Accumulated other comprehensive income (“AOCI”) (in millions):

Gain (Loss) Recognized on Derivatives in Income:		Three Months Ended March 31,
Fair Value Derivatives	Location	2013	2012
Interest rate contract	Interest expense	$—	$4.7
Gain (Loss) Recognized on Derivatives in AOCI:		Three Months Ended March 31,
Cash Flow Derivatives		2013	2012
Foreign exchange contracts		$(2.3)	$4.0
(Loss) Gain Reclassified from AOCI into Income (Effective):		Three Months Ended March 31,
Account		2013	2012
Cost of goods sold		$(0.8)	$(0.2)
Other income (expense) – net		—	(2.1)
Total		$(0.8)	$(2.3)
Gain (Loss) Recognized on Derivatives (Ineffective) in Income:		Three Months Ended March 31,
Account		2013	2012
Other income (expense) – net		$1.3	$1.4

The following table provides the effect of derivative instruments that are not designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (in millions):

Gain (Loss) Recognized on Derivatives not designated as hedges in Income:	Three Months Ended March 31,
Account	2013	2012
Cost of goods sold	$(0.5)	$(1.3)

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

Unrealized net gains (losses), net of tax, included in AOCI are as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$(0.4)	$(3.6)
Additional gains (losses) – net	(2.9)	1.9
Amounts reclassified to earnings	0.6	2.1
Balance at end of period	$(2.7)	$0.4

The estimated amount of existing losses for derivative contracts recorded in AOCI as of March 31, 2013 that are expected to be reclassified into earnings in the next twelve months is $2.7 million.

NOTE J – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions. The Company initiated certain restructuring programs to better utilize its workforce and optimize facility utilization to match the demand for its products.

During the fourth quarter of 2012, the Company established a restructuring program in the Construction segment related to its compact construction operations in Germany to concentrate the segment on its core processes and competencies. This program is expected to result in the sale, closure or phase-out of several businesses in Germany. The program is expected to cost $11.7 million, result in the reduction of 250 team members and be completed in 2013.

During the fourth quarter of 2012, the Company established a restructuring program in the MHPS segment to realize cost synergies and to optimize the selling, general and administrative expense structure. This program resulted in the closing of a production site in Spain and outsourcing of the related future production. The program is expected to cost $3.0 million, result in the reduction of approximately 26 team members and is expected to be completed in 2013.

During the second quarter of 2011, the Company established a restructuring program within the MHPS segment to optimize facility utilization and consolidate certain manufacturing operations. These programs are expected to cost $25.6 million and result in the reduction of approximately 206 team members. This program was completed in 2012, except for the payment of certain benefits mandated by governmental agencies.

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the three months ended March 31, 2013, the cumulative amount of expenses incurred since inception of the programs from 2011 through 2013 and the total amount expected to be incurred (in millions):

	Amount incurred during the three months ended March 31, 2013	Cumulative amount incurred through March 31, 2013	Total amount expected to be incurred
AWP	$—	$0.1	$0.1
Construction	—	13.4	13.4
Cranes	—	0.9	0.9
MHPS	—	39.5	39.6
MP	0.1	0.5	0.5
Corporate and Other	—	0.1	0.1
Total	$0.1	$54.5	$54.6

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the three months ended March 31, 2013, the cumulative amount of expenses incurred since inception and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred in the three months ended March 31, 2013	$—	$—	$0.1	$0.1
Cumulative amount incurred through March 31, 2013	$38.1	$6.5	$9.9	$54.5
Total amount expected to be incurred	$38.1	$6.6	$9.9	$54.6

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the three months ended March 31, 2013 (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Restructuring reserve at December 31, 2012	$17.1	$0.2	$—	$17.3
Restructuring charges	—	—	0.1	0.1
Cash expenditures	(2.1)	(0.2)	(0.1)	(2.4)
Restructuring reserve at March 31, 2013	$15.0	$—	$—	$15.0

NOTE K – LONG-TERM OBLIGATIONS

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

The 2011 Credit Agreement requires the Company to comply with a number of covenants which include certain financial tests, as defined in the 2011 Credit Agreement. The minimum required levels of the interest coverage ratio shall be 2.5 to 1.00. The maximum permitted levels of the senior secured leverage ratio shall be 2.5 to 1.00.

The covenants also limit, in certain circumstances, the Company’s ability to take a variety of actions, including: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its Common Stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. The 2011 Credit Agreement also contains customary default provisions. The Company’s future compliance with its financial covenants under the 2011 Credit Agreement will depend on its ability to generate earnings and manage its interest expense and senior secured debt effectively. The 2011 Credit Agreement also has various non-financial covenants, both requiring the Company to refrain from taking certain future actions (as described above) and requiring the Company to take certain actions, such as keeping in good standing its corporate existence, maintaining insurance, and providing its bank lending group with financial information on a timely basis.

As of March 31, 2013 and December 31, 2012, the Company had $701.2 million and $710.1 million in U.S. dollar and Euro denominated term loans outstanding under the 2011 Credit Agreement. The Company had no revolving credit amounts outstanding as of March 31, 2013 or December 31, 2012.

The 2011 Credit Agreement incorporates facilities for issuance of letters of credit up to $300 million (prior to the Amendment, this was $250 million).  Letters of credit issued under the 2011 Credit Agreement letter of credit facility decrease availability under the $500 million revolving line of credit.  As of March 31, 2013 and December 31, 2012, the Company had letters of credit issued under the 2011 Credit Agreement that totaled $44.8 million and $45.4 million, respectively.  The 2011 Credit Agreement also permits the Company to have additional letter of credit facilities up to $200 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit.   The Company had letters of credit issued under the additional letter of credit facilities of the 2011 Credit Agreement that totaled $3.1 million as of March 31, 2013 and December 31, 2012.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2011 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $277.7 million and $275.5 million as of March 31, 2013 and December 31, 2012, respectively.

In total, as of March 31, 2013 and December 31, 2012, the Company had letters of credit outstanding of $325.6 million and $324.0 million, respectively.

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

6-1/2% Senior Notes

On March 27, 2012, the Company sold and issued $300 million aggregate principal amount of Senior Notes Due 2020 (“6-1/2% Notes”) at par. The proceeds from these notes were used for general corporate purposes, including cash requirements resulting from the termination of the Demag Cranes AG Credit Agreement. The 6-1/2% Notes are redeemable by the Company beginning in April 2016 at an initial redemption price of 103.250% of principal amount. The 6-1/2% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries (see Note O – “Consolidating Financial Statements”).

6% Senior Notes

On November 26, 2012, the Company sold and issued $850 million aggregate principal amount of Senior Notes due 2021 (“6% Notes”) at par. The proceeds from this offering plus other cash was used to redeem all $800 million principal amount of the outstanding 8% Senior Subordinated Notes. The 6% Notes are redeemable by the Company beginning in November 2016 at an initial redemption price of 103.0% of principal amount. The 6% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries (see Note O – “Consolidating Financial Statements”).

4% Convertible Senior Subordinated Notes

On June 3, 2009, the Company sold and issued $172.5 million aggregate principal amount of 4% Convertible Notes.  In certain circumstances and during certain periods, the 4% Convertible Notes will be convertible at an initial conversion rate of 61.5385 shares of Common Stock per $1,000 principal amount of convertible notes, equivalent to an initial conversion price of approximately $16.25 per share of Common Stock, subject to adjustment in some events.  Upon conversion, Terex will deliver cash up to the aggregate principal amount of the 4% Convertible Notes to be converted and shares of Common Stock with respect to the remainder, if any, of Terex’s convertible obligation in excess of the aggregate principal amount of the 4% Convertible Notes being converted. The 4% Convertible Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries (see Note O – “Consolidating Financial Statements”).

The Company, as issuer of the 4% Convertible Notes, must separately account for the liability and equity components of the 4% Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods.  The Company allocated $54.3 million of the $172.5 million principal amount of the 4% Convertible Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through June 2015.  The Company recorded a related deferred tax liability of $19.4 million on the equity component. During 2012, the Company purchased approximately 25% of the outstanding 4% Convertible Notes.  The balance of the 4% Convertible Notes was $111.0 million at March 31, 2013.  The Company recognized interest expense of $3.1 million on the 4% Convertible Notes for the three months ended March 31, 2013.  The interest expense recognized for the 4% Convertible Notes will increase as the discount is amortized using the effective interest method, which accretes the debt balance over its term to $128.8 million at maturity.  Interest expense on the 4% Convertible Notes throughout its term includes 4% annually of cash interest on the maturity balance of $128.8 million plus non-cash interest expense accreted to the debt balance as described.

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of March 31, 2013, as follows (in millions, except for quotes):

	Book Value	Quote	FV
6% Notes	$850.0	$1.04750	$890
4% Convertible Notes (net of discount)	$111.0	$2.18250	$242
6-1/2% Notes	$300.0	$1.06500	$320
2011 Credit Agreement Term Loan (net of discount) – USD	$450.0	$1.01000	$455
2011 Credit Agreement Term Loan (net of discount) – EUR	$251.2	$1.00500	$252

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

NOTE L – RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans – As of March 31, 2013, the Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”).  Participation in the Terex Plan for all employees has been frozen. Participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only. The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company’s policy generally to fund the Terex Plan based on the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds.

The Company maintains a nonqualified Supplemental Executive Retirement Plan (“SERP”). The SERP provides retirement benefits to certain senior executives of the Company. Generally, the SERP provides a benefit based on average salary and bonus earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program, excluding salary deferrals and matching contributions. In addition, benefits are reduced by Social Security Primary Insurance Amounts attributable to Company contributions. The SERP is unfunded and participation in the SERP has been frozen. The Company also maintains a non-qualified unfunded defined contribution plan for certain other senior executives who are not eligible for the SERP.

Other Postemployment Benefits

The Company has several non-pension post-retirement benefit programs. The Company provides postemployment health and life insurance benefits to certain former salaried and hourly employees. The health care programs are contributory, with participants’ contributions adjusted annually, and the life insurance plan is noncontributory.

Information regarding the Company’s U.S. plans, including the SERP, was as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
	2013	2012
Components of net periodic cost:
Service cost	$0.3	$0.3
Interest cost	1.7	1.8
Expected return on plan assets	(2.2)	(2.2)
Amortization of prior service cost	—	—
Amortization of actuarial loss	1.1	1.3
Net periodic cost	$0.9	$1.2

	Other Benefits
	Three Months Ended March 31,
	2013	2012
Components of net periodic cost:
Interest cost	$0.1	$0.1
Amortization of actuarial loss	—	—
Net periodic cost	$0.1	$0.1

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

Information regarding the Company’s non-U.S. plans was as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
	2013	2012
Components of net periodic cost:
Service cost	$2.0	$1.6
Interest cost	4.0	4.3
Expected return on plan assets	(1.7)	(1.7)
Employee contributions	(0.1)	(0.1)
Amortization of actuarial loss	1.3	0.2
Net periodic cost	$5.5	$4.3

NOTE M – LITIGATION AND CONTINGENCIES

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

Other

The Company’s outstanding letters of credit totaled $325.6 million at March 31, 2013.  The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

As of March 31, 2013 and December 31, 2012, the Company’s maximum exposure to such credit guarantees was $55.3 million and $64.3 million, respectively, including total guarantees issued by Terex Cranes Germany GmbH, part of the Cranes segment, of $36.9 million and $45.8 million, respectively; and Genie Holdings, Inc. and its affiliates (“Genie”), part of the AWP segment, of $9.0 million and $9.7 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  The maximum exposure for residual value guarantees issued by the Company totaled $4.9 million and $5.7 million as of March 31, 2013 and December 31, 2012, respectively.  The Company is generally able to mitigate some of the risk associated with these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of March 31, 2013 and December 31, 2012, the Company’s maximum exposure pursuant to buyback guarantees was $60.3 million and $73.8 million, respectively, including total guarantees issued by Genie of $19.5 million and $25.3 million, respectively. Included in the March 31, 2013 and December 31, 2012 amounts are guarantees issued by entities in the MHPS segment of $36.4 million and $43.6 million, respectively. The Company is generally able to mitigate some of the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $6 million as of March 31, 2013 and December 31, 2012, for the estimated fair value of all guarantees provided.

There can be no assurance that the Company’s historical experience in used equipment markets will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

NOTE N – STOCKHOLDERS’ EQUITY

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

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$22.3	$24.1
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment, net of (provision for) benefit from taxes of $(2.7) and $(2.8), respectively	(78.2)	60.6
Derivative hedging adjustment, net of (provision for) benefit from taxes of $1.2 and $(2.4), respectively	(2.3)	4.0
Debt and equity securities adjustment, net of (provision for) benefit from taxes of $0.6 and $(0.6), respectively	(1.9)	1.0
Pension Liability adjustment:
Amortization of actuarial (gain) loss, net of provision for (benefit from) taxes of $(0.7) and $(0.7), respectively	1.8	0.8
Foreign exchange and other effects, net of (provision for) benefit from taxes of $(0.7) and $0.4, respectively	1.7	(0.5)
Total pension liability adjustment	3.5	0.3
Other comprehensive income (loss)	(78.9)	65.9
Comprehensive income (loss)	(56.6)	90.0
Comprehensive loss (income) attributable to noncontrolling interest	1.6	$(1.1)
Comprehensive income (loss) attributable to Terex Corporation	$(55.0)	$88.9

Changes in Accumulated Other Comprehensive Income
The table below presents changes in Accumulated Other Comprehensive Income (“AOCI”) by component for the three months ended March 31, 2013. All amounts are net of tax (in millions).

	Cumulative Translation Adjustments	Derivative Hedging Adjustments	Unrealized Gains and Losses on Debt and Equity Securities	Pension Liability Adjustments	Total
Beginning balance	$14.1	$(0.4)	$1.9	(139.7)	$(124.1)
Other comprehensive income before reclassifications	(75.6)	(2.9)	—	1.7	(76.8)
Amounts reclassified from AOCI (1)	(2.6)	0.6	(1.9)	1.8	(2.1)
Net current-period Other Comprehensive Income (Loss)	(78.2)	(2.3)	(1.9)	3.5	(78.9)
Ending balance	$(64.1)	$(2.7)	$—	(136.2)	$(203.0)

(1) See table on the next page for details about these reclassifications.

The table below presents reclassifications out of AOCI for the three months ended March 31, 2013 (in millions).

Details about AOCI components	Amount reclassified from AOCI	Affected line item in the statement where net income is presented
Unrealized gains and losses on debt and equity securities:
Gain on sale of securities	$2.5	Other income (expense) - net
	(0.6)	(Provision for) benefit from income taxes
	1.9	Net of tax

Pension liability adjustment:
Actuarial gain (losses)	$(2.5)	(1)
	0.7	(Provision for) benefit from income taxes
	$(1.8)	Net of tax

Cumulative translation adjustments:
Gain on sale of business	$2.5	Other income (expense) - net
	0.1	(Provision for) benefit from income taxes
	$2.6	Net of tax

Derivative hedging adjustment:
Foreign exchange contracts	(0.8)	Cost of goods sold
	0.2	(Provision for) benefit from income taxes
	$(0.6)	Net of tax

Total reclassifications	$2.1	Net of tax

(1) These AOCI components are included in the computation of net periodic benefit cost. See Note L - Retirement Plans and Other Benefits for additional details.

During the three months ended March 31, 2013, the Company granted 1.2 million shares of restricted stock to its employees with a weighted average grant date fair value of $34.22 per share.  Approximately 60% of these restricted stock awards vest ratably over a three-year period and approximately 40% cliff vest at the end of a three-year period.  Approximately 13% of the shares granted are based on performance targets containing a market condition.  The Company used the Monte Carlo method to determine grant date fair value of $43.64 per share for the awards with a market condition granted on February 27, 2013.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

Grant date
February 27, 2013
Dividend yields	—%
Expected volatility	60.03%
Risk free interest rate	0.35%
Expected life (in years)	3

During the three months ended March 31, 2013, the Company issued 6 thousand shares of its outstanding Common Stock which were contributed into a deferred compensation plan under a Rabbi Trust.

NOTE O – CONSOLIDATING FINANCIAL STATEMENTS

During 2009 the Company sold and issued the 4% Convertible Notes and during 2012 sold and issued the 6% Notes and the 6-1/2% Notes (collectively the “Notes”) (see Note K – “Long-Term Obligations”).  The Notes are jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): A.S.V., Inc., CMI Terex Corporation, Fantuzzi Noell USA, Inc., Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., GFS National, Inc., Loegering Mfg. Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Schaeff Incorporated, Schaeff of North America, Inc., Terex Advance Mixer, Inc., Terex Aerials, Inc., Terex Financial Services, Inc., Terex South Dakota, Inc., Terex USA, LLC, Terex Utilities, Inc. and Terex Washington, Inc.  Wholly-owned Guarantors are 100% owned by the Company. All of the guarantees are full and unconditional.  The guarantees of the Wholly-owned Guarantors are subject to release in limited circumstances only upon the occurrence of certain customary conditions. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the Notes.

The following summarized condensed consolidating financial information for the Company segregates the financial information of Terex Corporation, the Wholly-owned Guarantors and the non-guarantor subsidiaries.  The results and financial position of businesses acquired are included from the dates of their respective acquisitions.

Terex Corporation consists of parent company operations and non-guarantor subsidiaries directly owned by the parent company.  Subsidiaries of the parent company are reported on the equity basis.  Wholly-owned Guarantors combine the operations of the Wholly-owned Guarantor subsidiaries.  Subsidiaries of Wholly-owned Guarantors that are not themselves guarantors are reported on the equity basis.  Non-guarantor subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the Notes.  Debt and goodwill allocated to subsidiaries are presented on a “push-down” accounting basis.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2013
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$55.7	$764.4	$1,151.9	$(248.9)	$1,723.1
Cost of goods sold	(51.4)	(625.2)	(967.9)	248.9	(1,395.6)
Gross profit	4.3	139.2	184.0	—	327.5
Selling, general and administrative expenses	(5.6)	(57.5)	(196.0)	—	(259.1)
Income (loss) from operations	(1.3)	81.7	(12.0)	—	68.4
Interest income	64.8	73.2	2.3	(138.6)	1.7
Interest expense	(96.3)	(34.4)	(41.3)	138.6	(33.4)
Income (loss) from subsidiaries	46.5	(2.4)	—	(44.1)	—
Other income (expense) – net	(7.4)	(3.1)	8.4	—	(2.1)
Income (loss) from continuing operations before income taxes	6.3	115.0	(42.6)	(44.1)	34.6
(Provision for) benefit from income taxes	17.6	(36.9)	4.0	—	(15.3)
Income (loss) from continuing operations	23.9	78.1	(38.6)	(44.1)	19.3
Gain (loss) on disposition of discontinued operations – net of tax	—	—	3.0	—	3.0
Net income (loss)	23.9	78.1	(35.6)	(44.1)	22.3
Net loss attributable to noncontrolling interest	—	—	1.6	—	1.6
Net income (loss) attributable to Terex Corporation	$23.9	$78.1	$(34.0)	$(44.1)	$23.9

Comprehensive income (loss), net of tax	$(55.0)	$77.7	$(47.1)	$(32.2)	$(56.6)
Comprehensive loss (income) attributable to noncontrolling interest	—	—	1.6	—	1.6
Comprehensive income (loss) attributable to Terex Corporation	$(55.0)	$77.7	$(45.5)	$(32.2)	$(55.0)

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2012
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$80.7	$679.6	$1,298.8	$(239.7)	$1,819.4
Cost of goods sold	(75.2)	(591.6)	(1,061.5)	239.7	(1,488.6)
Gross profit	5.5	88.0	237.3	—	330.8
Selling, general and administrative expenses	(6.3)	(49.9)	(210.8)	—	(267.0)
Income (loss) from operations	(0.8)	38.1	26.5	—	63.8
Interest income	49.2	58.2	3.3	(108.1)	2.6
Interest expense	(83.1)	(21.0)	(44.5)	108.1	(40.5)
Income (loss) from subsidiaries	44.2	1.6	—	(45.8)	—
Other income (expense) – net	(18.8)	(4.0)	27.3	—	4.5
Income (loss) from continuing operations before income taxes	(9.3)	72.9	12.6	(45.8)	30.4
(Provision for) benefit from income taxes	32.3	(21.6)	(19.5)	—	(8.8)
Income (loss) from continuing operations	23.0	51.3	(6.9)	(45.8)	21.6
Income (loss) from discontinued operations – net of tax	—	—	2.5	—	2.5
Net income (loss)	23.0	51.3	(4.4)	(45.8)	24.1
Net loss (income) attributable to noncontrolling interest	—	—	(1.1)	—	(1.1)
Net income (loss) attributable to Terex Corporation	$23.0	$51.3	$(5.5)	$(45.8)	$23.0

Comprehensive income (loss), net of tax	$88.9	$52.5	$18.7	$(70.1)	$90.0
Comprehensive loss (income) attributable to noncontrolling interest	—	—	(1.1)	—	(1.1)
Comprehensive income (loss) attributable to Terex Corporation	$88.9	$52.5	$17.6	$(70.1)	$88.9

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2013
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$135.9	$0.3	$593.5	$—	$729.7
Trade receivables – net	36.8	323.6	773.5	—	1,133.9
Intercompany receivables	87.1	119.2	81.1	(287.4)	—
Inventories	43.8	356.4	1,302.0	—	1,702.2
Other current assets	91.3	41.0	171.6	—	303.9
Total current assets	394.9	840.5	2,921.7	(287.4)	3,869.7
Property, plant and equipment – net	69.9	113.6	608.2	—	791.7
Goodwill	—	149.6	1,071.2	—	1,220.8
Non-current intercompany receivables	1,248.4	1,689.8	39.6	(2,977.8)	—
Investment in and advances to (from) subsidiaries	3,354.9	151.7	66.9	(3,486.8)	86.7
Other assets	62.2	176.8	543.9	—	782.9
Total assets	$5,130.3	$3,122.0	$5,251.5	$(6,752.0)	$6,751.8
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$4.6	$0.1	$71.1	$—	$75.8
Trade accounts payable	13.2	218.1	480.6	—	711.9
Intercompany payables	24.7	70.0	192.7	(287.4)	—
Accruals and other current liabilities	105.7	128.1	778.4	—	1,012.2
Total current liabilities	148.2	416.3	1,522.8	(287.4)	1,799.9
Long-term debt, less current portion	1,256.5	1.7	748.5	—	2,006.7
Non-current intercompany payables	1,652.1	41.8	1,283.9	(2,977.8)	—
Retirement plans and other non-current liabilities	116.0	32.9	565.2	—	714.1
Redeemable noncontrolling interest	—	—	243.8	—	243.8
Total stockholders’ equity	1,957.5	2,629.3	887.3	(3,486.8)	1,987.3
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$5,130.3	$3,122.0	$5,251.5	$(6,752.0)	$6,751.8

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2012
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$39.6	$1.4	$637.0	$—	$678.0
Trade receivables – net	30.4	214.0	833.3	—	1,077.7
Intercompany receivables	113.6	142.5	62.5	(318.6)	—
Inventories	48.4	387.9	1,279.3	—	1,715.6
Other current assets	102.6	37.2	186.3	—	326.1
Total current assets	334.6	783.0	2,998.4	(318.6)	3,797.4
Property, plant and equipment – net	69.7	110.8	632.8	—	813.3
Goodwill	—	149.6	1,095.7	—	1,245.3
Non-current intercompany receivables	1,294.8	1,562.5	39.6	(2,896.9)	—
Investment in and advances to (from) subsidiaries	3,274.1	207.6	69.5	(3,461.8)	89.4
Other assets	54.3	178.7	567.8	—	800.8
Total assets	$5,027.5	$2,992.2	$5,403.8	$(6,677.3)	$6,746.2
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$4.6	$—	$79.2	$—	$83.8
Trade accounts payable	13.0	157.2	465.3	—	635.5
Intercompany payables	15.5	55.1	248.0	(318.6)	—
Accruals and other current liabilities	98.0	126.0	765.5	—	989.5
Total current liabilities	131.1	338.3	1,558.0	(318.6)	1,708.8
Long-term debt, less current portion	1,254.6	1.7	758.6	—	2,014.9
Non-current intercompany payables	1,512.7	41.8	1,342.4	(2,896.9)	—
Retirement plans and other non-current liabilities	121.4	33.2	589.7	—	744.3
Redeemable noncontrolling interest	—	—	246.9	—	246.9
Total stockholders’ equity	2,007.7	2,577.2	908.2	(3,461.8)	2,031.3
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$5,027.5	$2,992.2	$5,403.8	$(6,677.3)	$6,746.2

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2013
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities of continuing operations	$100.7	$(0.3)	$(41.6)	$—	$58.8
Cash flows from investing activities
Capital expenditures	(2.1)	(6.3)	(14.1)	—	(22.5)
Proceeds from sale of assets	4.4	28.2	0.4	—	33.0
Intercompany investing activities	(5.7)	(22.7)	3.2	25.2	—
Other investing activities, net	(2.8)	—	—	—	(2.8)
Net cash provided by (used in) investing activities of continuing operations	(6.2)	(0.8)	(10.5)	25.2	7.7
Cash flows from financing activities
Repayments of debt	—	—	(24.5)	—	(24.5)
Proceeds from issuance of debt	—	—	15.3	—	15.3
Intercompany financing activities	—	—	25.2	(25.2)	—
Other financing activities, net	1.8	—	7.5	—	9.3
Net cash provided by (used in) financing activities of continuing operations	1.8	—	23.5	(25.2)	0.1
Effect of exchange rate changes on cash and cash equivalents	—	—	(14.9)	—	(14.9)
Net increase (decrease) in cash and cash equivalents	96.3	(1.1)	(43.5)	—	51.7
Cash and cash equivalents at beginning of period	39.6	1.4	637.0	—	678.0
Cash and cash equivalents at end of period	$135.9	$0.3	$593.5	$—	$729.7

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities of continuing operations	$15.0	$3.7	$(97.2)	$—	$(78.5)
Cash flows from investing activities
Capital expenditures	(1.6)	(4.5)	(13.5)	—	(19.6)
Proceeds from sale of assets	—	0.2	2.6	—	2.8
Intercompany investing activities	(96.0)	0.3	6.0	89.7	—
Other investing activities, net	—	—	(4.4)	—	(4.4)
Net cash provided by (used in) investing activities of continuing operations	(97.6)	(4.0)	(9.3)	89.7	(21.2)
Cash flows from financing activities
Repayments of debt	(1.2)	—	(13.1)	—	(14.3)
Proceeds from issuance of debt	300.0	—	8.5	—	308.5
Intercompany financing activities	(6.0)	—	95.7	(89.7)	—
Other financing activities, net	(2.4)	—	(5.2)	—	(7.6)
Net cash provided by (used in) financing activities of continuing operations	290.4	—	85.9	(89.7)	286.6
Effect of exchange rate changes on cash and cash equivalents	—	—	12.2	—	12.2
Net increase (decrease) in cash and cash equivalents	207.8	(0.3)	(8.4)	—	199.1
Cash and cash equivalents at beginning of period	264.0	2.3	507.8	—	774.1
Cash and cash equivalents at end of period	$471.8	$2.0	$499.4	$—	$973.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a lifting and material handling solutions company. We are focused on operational improvement and delivering reliable, customer-driven solutions for a wide range of commercial applications, including the construction, infrastructure, quarrying, mining, manufacturing, transportation, energy and utility industries. We operate in five reportable segments: (i) Aerial Work Platforms (“AWP”); (ii) Construction; (iii) Cranes; (iv) Material Handling & Port Solutions (“MHPS”); and (v) Materials Processing (“MP”).

The AWP segment designs, manufactures, markets and services aerial work platform equipment, telehandlers, light towers, and bridge inspection equipment as well as their related replacement parts and components. Customers use these products to construct and maintain industrial, commercial and residential buildings and facilities and for other commercial operations, as well as in a wide range of infrastructure projects.

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

On March 8, 2013, we closed on our previously announced definitive agreement to divest the Roadbuilding operations in Brazil and assets for our asphalt paver, reclaimer stabilizer and material transfer product lines which are currently manufactured in Oklahoma City. We intend to sell the remaining roadbuilding product lines that we manufacture in Oklahoma City.

The Cranes segment designs, manufactures, markets, services and refurbishes rough terrain cranes, all terrain cranes, truck cranes, tower cranes, lattice boom crawler cranes, lattice boom truck cranes, utility equipment and truck-mounted cranes (boom trucks), as well as their related replacement parts and components. Customers use these products for construction, repair and maintenance of commercial buildings, manufacturing facilities, construction and maintenance of utility and telecommunication lines, tree trimming and certain construction and foundation drilling applications and a wide range of infrastructure projects. The segment also provides service and support for industrial cranes, utility and aerial products in North America.

The MHPS segment designs, manufactures, markets and services industrial cranes, including standard cranes, process cranes, rope and chain hoists, electric motors, light crane systems and crane components as well as a diverse portfolio of port and rail equipment including mobile harbor cranes, straddle carriers, gantry cranes, ship-to-shore cranes, reach stackers, container handlers, general cargo lift trucks, automated stacking cranes, automated guided vehicles and terminal automation technology, including software. The segment operates an extensive global sales and service network. Customers use these products for lifting and material handling at manufacturing and port and rail facilities. Effective July 1, 2012, we realigned certain operations to provide a single source for serving port equipment customers. Our reach stacker product line manufactured in France and legacy port equipment business, both formerly part of the Cranes segment, are now consolidated within the MHPS segment.

The MP segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders, chippers and related components and replacement parts. Customers use MP products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries.

We assist customers in their rental, leasing and acquisition of our products through Terex Financial Services (“TFS”). TFS uses its equipment financing experience to provide financing solutions to our customers.

Subsequent to December 31, 2012, we realigned certain operations in an effort to strengthen our ability to service customers and to recognize certain organizational efficiencies. Our Utilities business, formerly part of our AWP segment, is now consolidated within our Cranes segment. Our Crane America Services business, formerly part of our MHPS segment, and our legacy AWP services business, formerly part of our AWP segment, is now consolidated within our Cranes segment and will be run together as our North America Services business. The historical results have been reclassified to reflect these changes.

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

Non-GAAP measures we use include the translation effect of foreign currency exchange rate changes on net sales, gross profit, Selling, General & Administrative (“SG&A”) costs and operating profit. As changes in foreign currency exchange rates have a non-operating impact on our financial results, we believe excluding the effect of these changes assists in the assessment of our business results between periods. We calculate the translation effect of foreign currency exchange rate changes by translating the current period results at the rates that the comparable prior periods were translated to isolate the foreign exchange component of the fluctuation from the operational component. Similarly, the impact of changes in our results from acquisitions that were not included in comparable prior periods is subtracted from the absolute change in results to allow for better comparability of results between periods.

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

We discuss forward looking information related to expected earnings per share (“EPS”) excluding restructuring charges and other items. This adjusted EPS is a non-GAAP measure that provides guidance to investors about our expected EPS excluding restructuring and other charges that we do not believe are reflective of our ongoing operations.

Working capital is calculated using the Condensed Consolidated Balance Sheet amounts for Trade receivables (net of allowance) plus Inventories, less Trade accounts payable and Customer Advances. We view excessive working capital as an inefficient use of resources, and seek to minimize the level of investment without adversely impacting the ongoing operations of the business. Trailing three month annualized net sales is calculated using the net sales for the most recent quarter ended multiplied by four. The ratio calculated by dividing working capital by trailing three months annualized net sales is a non-GAAP measure that we believe measures how efficiently we use our resources.

Non-GAAP measures we use also include Net Operating Profit After Tax (“NOPAT”) as adjusted, income (loss) from operations as adjusted and stockholders’ equity as adjusted, which are used in the calculation of our after tax return on invested capital (“ROIC”) (collectively the “Non-GAAP Measures”), which are discussed in detail below.

Overview

The performance among our segments in the first quarter of 2013 was mixed. Although we had lower net sales in the current year compared to the prior year, our income from operations increased compared to the prior year period. Our results match the trends we have observed on a macroeconomic level with the market environment for some of our categories of equipment showing pockets of strength and others showing weakened demand. Our AWP segment performed well in the first quarter of 2013 and continued to see strong replacement demand for its products in the North American rental channel as well as early signs of replacement demand in some international markets. We are encouraged by AWP’s improving backlog and expect strong demand for AWP products, particularly in North America to continue for the remainder of 2013. Our Cranes segment reported a modest growth in net sales and much improved operating results as pricing and cost reduction actions previously taken are being realized. In particular, Cranes experienced strong activity in North America and the Middle East, which was offset in part by weakened demand particularly in Europe and Latin America. We expect the Cranes segment to deliver positive results for the remainder of 2013. Our MP segment reported solid results, although softness in minerals driven markets such as Australia and South America dampened their first quarter results. However, we believe this business will produce solid results for the rest of the year as backlog was up approximately 20% from the end of the year and demand for MP products in the U.S. is expected to remain positive.

We still have challenges in our Construction and MHPS segments. Our European based Construction businesses continue to experience weak demand, particularly our off-highway truck and material handling businesses which have a large impact on this segment’s results. We previously announced our intention to sell the majority of our roadbuilding product lines. In the first quarter of 2013, we completed the sale of our roadbuilding business in Brazil and certain assets of our U.S. roadbuilding business manufactured in Oklahoma City, Oklahoma. In addition, we plan to sell our remaining roadbuilding product lines manufactured in Oklahoma City and a number of compact construction component manufacturing businesses in Germany during 2013. Many of these businesses were generating poor returns and we expect these actions to improve operating results. We will continue to rationalize costs in our Construction businesses while pursuing non-traditional distribution channels, such as the supply agreement with Takeuchi entered into in the second half of 2012. Demand for our Port Solutions and our Material Handling businesses were weaker than anticipated driven by softer global sales, particularly in Europe and India. Our Port Solutions businesses, although receiving several large contracts over the past several months that has increased their backlog, faces short-term revenue pressures due to long lead times for these products. We continue to review the cost structure of the businesses in the MHPS and Construction segments in light of current market conditions, footprint utilization and product strategy. As a result, we are initiating actions in the second quarter to further adjust the cost structures for these businesses to better reflect the reduced demand for certain of their products. We anticipate we will be incurring restructuring or related charges of approximately $30-$50 million in the MHPS segment in the second quarter and expect to realize a similar amount in savings from these actions in the next 12-24 months.

As noted above, we have taken and may continue to take actions to restructure our existing businesses. See Note J – “Restructuring and Other Charges” in our Condensed Consolidated Financial Statements for a detailed description of our restructuring activities, including the reasons, timing and costs associated with such actions.

We generated free cash flow of approximately $135 million in the first quarter of 2013, reflecting a moderate start to our full year goal of over $500 million for a second straight year.

During 2013, we remain committed to profitable organic growth, generating cash and integrating our businesses. We remain focused on executing the plan we disclosed in February of achieving in 2013 earnings per share of between $2.40 and $2.70 (excluding restructuring and unusual items) on net sales of between $7.9 billion and $8.3 billion.

ROIC continues to be the unifying metric that we use to measure our operating performance. ROIC and the Non-GAAP Measures assist in showing how effectively we utilize the capital invested in our operations. After-tax ROIC is determined by dividing the sum of NOPAT for each of the previous four quarters by the average of the sum of Total Terex Corporation stockholders’ equity plus Debt (as defined below) less Cash and cash equivalents for the previous five quarters. NOPAT for each quarter is calculated by multiplying Income (loss) from continuing operations by a figure equal to one minus the effective tax rate of the Company. We believe that returns on capital deployed in TFS do not represent our primary operations and, therefore, TFS finance receivable assets and results from operations have been excluded from the Non-GAAP Measures. The effective tax rate is equal to the (Provision for) benefit from income taxes divided by Income (loss) before income taxes for the respective quarter. Total Terex Corporation stockholders’ equity is adjusted to include redeemable noncontrolling interest as this item is deemed to be temporary equity and therefore should be included in the denominator of the ROIC ratio. Debt is calculated using the amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ NOPAT as this represents the most recent 12-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) thereby providing, over the same time period as the numerator, four quarters of average invested capital.

Terex management and the Board of Directors use ROIC as one of the primary measures to assess operational performance, including in connection with certain compensation programs. We use ROIC as a unifying metric because we believe that it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe that ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe that adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at March 31, 2013 was 7.7%.

The amounts described below are reported in millions of U.S. dollars, except for the effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Mar ’13	Dec ’12	Sep ’12	Jun ’12	Mar ’12
Provision for (benefit from) income taxes	$15.3	$(7.5)	$8.8	$44.1
Divided by: Income (loss) before income taxes	34.6	(36.5)	37.1	124.6
Effective tax rate	44.2%	20.5%	23.7%	35.4%
Income (loss) from operations as adjusted	$68.9	$26.3	$132.6	$175.5
Multiplied by: 1 minus Effective tax rate	55.8%	79.5%	76.3%	64.6%
Adjusted net operating income (loss) after tax	$38.4	$20.9	$101.2	$113.4
Debt (as defined above)	$2,082.5	$2,098.7	$2,063.8	$2,402.8	$2,608.5
Less: Cash and cash equivalents	(729.7)	(678.0)	(542.6)	(841.5)	(973.2)
Debt less Cash and cash equivalents	$1,352.8	$1,420.7	$1,521.2	$1,561.3	$1,635.3
Total Terex Corporation stockholders’ equity as adjusted	$2,053.8	$2,103.7	$2,149.2	$2,089.2	$1,881.0
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$3,406.6	$3,524.4	$3,670.4	$3,650.5	$3,516.3

March 31, 2013 ROIC	7.7%
NOPAT as adjusted (last 4 quarters)	$273.9
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$3,553.6

	Three months ended 3/31/13	Three months ended 12/31/12	Three months ended 9/30/12	Three months ended 6/30/12
Reconciliation of income (loss) from operations:
Income (loss) from operations as reported	$68.4	$27.9	$131.9	$175.0
(Income) loss from operations for TFS	0.5	(1.6)	0.7	0.5
Income (loss) from operations as adjusted	$68.9	$26.3	$132.6	$175.5

Reconciliation of Terex Corporation stockholders’ equity:	As of 3/31/13	As of 12/31/12	As of 9/30/12	As of 6/30/12	As of 3/31/12
Terex Corporation stockholders’ equity as reported	$1,957.5	$2,007.7	$2,054.6	$1,989.6	$1,996.7
TFS Assets	(147.5)	(150.9)	(142.3)	(129.9)	(115.7)
Redeemable noncontrolling interest	243.8	246.9	236.9	229.5	—
Terex Corporation stockholders’ equity as adjusted	$2,053.8	$2,103.7	$2,149.2	$2,089.2	$1,881.0

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Consolidated

	Three Months Ended March 31,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,723.1	—	$1,819.4	—	(5.3)%
Gross profit	$327.5	19.0%	$330.8	18.2%	(1.0)%
SG&A	$259.1	15.0%	$267.0	14.7%	(3.0)%
Income from operations	$68.4	4.0%	$63.8	3.5%	7.2%

Net sales for the three months ended March 31, 2013 decreased $96.3 million when compared to the same period in 2012.  Our AWP segment had significant growth in net sales from continued rental channel replenishment, particularly in North America. Our Cranes segment also experienced net sales growth although at a lower rate. However, the impact of weak demand in European and other markets on our Construction, MHPS and, to a lesser extent, MP segments more than offset those net sales increases.

Gross profit for the three months ended March 31, 2013 decreased $3.3 million when compared to the same period in 2012. The decrease in gross profit was primarily attributable to the reduced net sales volume. Our AWP and Cranes segment’s gross profit improved from the prior year period, offset by decreased gross profit in the other three segments.

SG&A costs decreased for the three months ended March 31, 2013 by $7.9 million when compared to the same period in 2012.  This was primarily due to actions taken in prior periods to lower our cost structure as well as from a charge taken in the prior year period for an acquisition related note receivable that did not recur in the current year period. The decrease in SG&A costs was partially offset by incremental investments to support the growth in our AWP business and new products in several of our segments.

Income from operations for the three months ended March 31, 2013 increased $4.6 million when compared to the same period in 2012.  The increase was primarily due to lower SG&A costs relative to stable gross profit on decreased net sales.

Aerial Work Platforms

	Three Months Ended March 31,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$509.1	—	$419.8	—	21.3%
Gross profit	$118.5	23.3%	$79.1	18.8%	49.8%
SG&A	$46.1	9.1%	$39.9	9.5%	15.5%
Income from operations	$72.4	14.2%	$39.2	9.3%	84.7%

Net sales for the AWP segment for the three months ended March 31, 2013 increased $89.3 million when compared to the same period in 2012.  Net sales improvement was primarily due to continued replacement demand from the North American rental channel, as well as increased demand arising from the early stages of replacement demand in many international markets.

Gross profit for the three months ended March 31, 2013 increased $39.4 million when compared to the same period in 2012.  Increased net sales, improved price realization and the mix of product sales, contributed to the improvement in gross profit.

SG&A costs for the three months ended March 31, 2013 increased $6.2 million when compared to the same period in 2012.  Higher selling and marketing costs associated with higher net sales increased SG&A spending by approximately $3 million as compared to the prior year period. Additionally, the allocation of corporate costs was approximately $3 million higher in the current year period.

Income from operations for the three months ended March 31, 2013 increased $33.2 million when compared to the same period in 2012.  The increase was due to the items noted above, particularly increased net sales volume, partially offset by higher SG&A costs.

Construction

	Three Months Ended March 31,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$279.8	—	$363.1	—	(22.9)%
Gross profit	$20.9	7.5%	$36.9	10.2%	(43.4)%
SG&A	$34.0	12.2%	$36.9	10.2%	(7.9)%
Loss from operations	$(13.1)	(4.7)%	$—	—%	*

*	Not meaningful as a percentage

Net sales in the Construction segment for the three months ended March 31, 2013 decreased by $83.3 million when compared to the same period in 2012. Demand for our Construction products have significantly weakened, particularly in Europe. Softness in demand for our material handler product line continued and decreased demand for our large trucks and compact construction equipment negatively impacted net sales in the current year period.

Gross profit for the three months ended March 31, 2013 decreased $16.0 million when compared to the same period in 2012.  The decrease was primarily due to lower net sales for our material handler, large truck and compact construction product lines and an unfavorable geographic mix primarily as a result of decreased sales in Europe. Additionally, charges taken in connection with the sale of a portion of the roadbuilding businesses decreased gross profit by approximately $3 million.

SG&A costs for the three months ended March 31, 2013 decreased $2.9 million when compared to the same period in 2012.  Cost reduction activities taken in prior periods are reflected in lower current period SG&A costs.

Loss from operations for the three months ended March 31, 2013 increased $13.1 million when compared to the same period in 2012.  The higher loss was primarily due to the impact of lower net sales.

Cranes

	Three Months Ended March 31,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$470.9	—	$455.2	—	3.4%
Gross profit	$85.9	18.2%	$74.9	16.5%	14.7%
SG&A	$53.4	11.3%	$61.9	13.6%	(13.7)%
Income from operations	$32.5	6.9%	$13.0	2.9%	150.0%

Net sales for the Cranes segment for the three months ended March 31, 2013 increased by $15.7 million when compared to the same period in 2012.  Demand in the Americas remained strong for most product categories. Europe remained soft for all terrain, tower and crawler cranes, and there was less demand for pick and carry cranes in Australia.

Gross profit for the three months ended March 31, 2013 increased by $11.0 million when compared to the same period in 2012. Improved price realization, benefits from cost reduction activities implemented in the prior year and a more profitable mix of product sales in the current year period were the primary drivers of improved gross profit.

SG&A costs for the three months ended March 31, 2013 decreased $8.5 million over the same period in 2012. This was primarily due to a $12 million charge in the prior year period related to the write down of an acquisition related note, which was partially offset by investments in new products.

Income from operations for the three months ended March 31, 2013 improved $19.5 million when compared to the same period in 2012, resulting primarily from improved price realization, previous cost reduction activities and the non recurrence of a charge in the prior year.

Material Handling & Port Solutions

	Three Months Ended March 31,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$339.2	—	$438.1	—	(22.6)%
Gross profit	$68.7	20.3%	$100.1	22.8%	(31.4)%
SG&A	$97.8	28.8%	$99.5	22.7%	(1.7)%
Income (loss) from operations	$(29.1)	(8.6)%	$0.6	0.1%	*

*	Not meaningful as a percentage

Net sales for the MHPS segment for the three months ended March 31, 2013 decreased $98.9 million when compared to the same period in 2012. Weak demand across several geographies, including Europe and India, has significantly reduced net sales in both businesses in this segment.

Gross profit for the three months ended March 31, 2013 decreased $31.4 million when compared to the same period in 2012. The decrease from the prior period was primarily related to lower net sales volume and the resulting negative impact on the absorption of fixed manufacturing costs.

SG&A costs for the three months ended March 31, 2013 decreased $1.7 million when compared to the same period in 2012. Lower selling and marketing costs of approximately $5 million in the current year period were the primary drivers of the SG&A decrease, partially offset by approximately $2 million of severance costs recorded in the current year period.

Income (loss) from operations for the three months ended March 31, 2013 decreased $29.7 million when compared to the same period in 2012. These results were primarily driven by lower net sales volume.

Materials Processing

	Three Months Ended March 31,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$154.3	—	$169.2	—	(8.8)%
Gross profit	$31.7	20.5%	$35.1	20.7%	(9.7)%
SG&A	$20.0	13.0%	$19.8	11.7%	1.0%
Income from operations	$11.7	7.6%	$15.3	9.0%	(23.5)%

Net sales in the MP segment for the three months ended March 31, 2013 decreased by $14.9 million when compared to the same period in 2012. The decline in net sales was impacted by weakness in minerals driven markets such as Australia and South America, as well as general construction weakness in Europe. This was partially offset by continued strength in North America.

Gross profit for the three months ended March 31, 2013 decreased by $3.4 million when compared to the same period in 2012.  The decrease was primarily due to lower net sales volume as gross profit margins remained consistent.

SG&A costs for the three months ended March 31, 2013 increased by $0.2 million when compared to the same period in 2012 as we continue to invest in new products and new geographies to grow the business.

Income from operations for the three months ended March 31, 2013 was $11.7 million, a decrease of $3.6 million from the comparable period in 2012. This was driven primarily by lower net sales and an increase in investments in new products and new geographies.

Corporate / Eliminations

	Three Months Ended March 31,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(30.2)	—	$(26.0)	—	*
Loss from operations	$(6.0)	*	$(4.3)	*	*

*	Not meaningful as a percentage

The net sales amounts include the elimination of intercompany sales activity among segments.

Interest Expense, Net of Interest Income

During the three months ended March 31, 2013, our interest expense net of interest income was $31.7 million, or $6.2 million lower than the same period in the prior year. This improvement was primarily driven by the capital market activities in 2012, which generally resulted in lower cost debt being used to pay off higher cost debt.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended March 31, 2013 was expense of $2.1 million, a change of $6.6 million when compared to the same period in the prior year. This was primarily due to guaranteed payments required for the outside shareholders of Demag Cranes AG that began to accrue in April 2012.

Income Taxes

During the three months ended March 31, 2013, we recognized an income tax expense of $15.3 million on income of $34.6 million, an effective tax rate of 44.2%, as compared to an income tax expense of $8.8 million on income of $30.4 million, an effective tax rate of 28.9%, for the three months ended March 31, 2012.  The higher effective tax rate for the three months ended March 31, 2013 was primarily attributable to lower benefits from the provision for uncertain tax positions partially offset by a lower impact of losses for which no tax benefit was recognized.

LIQUIDITY AND CAPITAL RESOURCES

We are continuing to focus on generating cash and promoting growth in 2013. Our free cash flow of approximately $135 million in the three months of 2013 was in line with our expectations. We continue to expect to generate more than $500 million of free cash flow during 2013, a portion of which we anticipate using to reduce our debt.

The following table reconciles income from operations to free cash flow (in millions):

Three months ended 3/31/13
Income from operations	$68.4
Plus: Depreciation and amortization	38.4
Plus: Proceeds from sale of assets	33.0
Plus/minus: Changes in working capital	17.5
Less: Capital expenditures	(22.5)
Free cash flow	$134.8

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets.  We had cash and cash equivalents of $729.7 million at March 31, 2013.  The majority of the cash held by our foreign subsidiaries is expected to be maintained locally because we plan to reinvest such cash and cash equivalents to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of these operations. Such cash could be used in the U.S., if necessary. Cash repatriated to the U.S. could be subject to incremental local and U.S. taxation. Currently, there are no trends, demands or uncertainties as a result of the Company’s cash re-investment policy that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility.

We believe cash generated from operations, availability under our bank credit facilities and cash on hand, are adequate to support internal operating initiatives and meet operating and debt service requirements. See Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business.

Our ability to generate cash from operations is subject to numerous factors, including the following:

•
Many of our customers fund their purchases through third-party finance companies that extend credit based on the credit-worthiness of the customers and the expected residual value of our equipment.  Changes either in the customers' credit profile or used equipment values may affect the ability of customers to purchase equipment.  There can be no assurance that third-party finance companies will continue to extend credit to our customers as they have in the past.

•	As our sales change, the absolute amount of working capital needed to support our business may change.

•
Our suppliers extend payment terms to us based on our overall credit rating.  Declines in our credit rating may influence suppliers' willingness to extend terms and in turn increase the cash requirements of our business.

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

In 2012, we used a portion of our cash balance to take advantage of early payment discounts offered by our suppliers where the returns were greater than the amount that would have been earned on such cash if invested in money market funds and short-term bank deposits. We have continued this practice in 2013, although we may discontinue it at any time.

Our investment in financial services assets was approximately $148 million net at March 31, 2013, compared to approximately $150 million net investment at December 31, 2012. We remain focused on expanding TFS in key markets like the U.S., Europe and China. We also anticipate using TFS to drive incremental sales by increasing end-customer financing through TFS when we believe the investments are justified.

During 2013, our cash used in inventory was approximately $45 million as we made investments in businesses showing improved order and inquiry activity. We continue our program to increase inventory turns by sharing, throughout our Company, many of the best practices and lean manufacturing processes that several of our business units have implemented successfully. We expect these initiatives to reduce the level of inventory needed to support our business and allow us to reduce our manufacturing lead times, thereby reducing our working capital requirements. Working capital as percent of trailing three month annualized net sales was 25.7% at March 31, 2013. We have changed the definition of working capital to include advance payments from customers that fund inventory for products with long lead times. We continue to expect the ratio of working capital to trailing three months annualized sales to be approximately 22% at the end of 2013.

The following tables show the calculation of our working capital and trailing three months annualized sales as of March 31, 2013 (in millions):

Three months ended 3/31/13
Net Sales	$1,723.1
x	4
Trailing Three Month Annualized Net Sales	$6,892.4

As of 3/31/13
Inventories	$1,702.2
Trade Receivables	1,133.9
Less: Trade Accounts Payable	(711.9)
Less: Customer Advances	(350.5)
Total Working Capital	$1,773.7

We have a credit agreement that provides us with a revolving line of credit of up to $500 million. The revolving line of credit consists of $250 million of available domestic revolving loans and $250 million of available multicurrency revolving loans. We had $455.2 million available for borrowing under our revolving credit facilities at March 31, 2013. The credit agreement also allows incremental commitments, which may be extended at the option of the lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both as long as we satisfy a secured debt financial ratio contained in the credit facilities. We had no outstanding borrowings under our revolving credit facilities. We also had outstanding U.S. dollar and Euro denominated term loans in the amount of $701.2 million under our credit agreement as of March 31, 2013

Interest rates charged under our credit agreement is subject to adjustment based on our consolidated leverage ratio. The U.S. dollar term loans bear interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 3.5%, with a floor of 1.0% on LIBOR. The Euro term loans bear interest at a rate of Euro Interbank Offer Rate (“EURIBOR”) plus 4.0%, with a floor of 1.0% on EURIBOR. At March 31, 2013, the weighted average interest rate on these term loans was 4.68%.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

The revolving line of credit under our credit facility matures in April 2016 and our term loans under our credit facility mature in April 2017.  Our 4% Convertible Senior Subordinated Notes mature in June 2015, our 6-1/2% Senior Notes mature April 1, 2020 and our 6% Senior Notes mature May 15, 2021.  See Note K – “Long-Term Obligations,” in our Condensed Consolidated Financial Statements.

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

Upon demand from outside shareholders of Demag Cranes AG, we must acquire their shares in return for €45.52 per share, or up to approximately €174 million in the aggregate. Any outside shareholders of Demag Cranes AG that choose not to sell their shares to us receive an annual guaranteed payment in the gross amount of €3.33 per share (€3.04 net per share). As of March 31, 2013, approximately 62 thousand shares have been tendered and we have paid approximately €2.8 million related to these tendered shares.

Cash Flows

Cash provided by operations for the three months ended March 31, 2013 totaled $58.8 million, compared to cash used in operations of $78.5 million for the three months ended March 31, 2012.  The change in cash from operations was primarily driven by lower tax payments in the three months ended March 31, 2013 as compared to the prior year period.

Cash provided by investing activities for the three months ended March 31, 2013 was $7.7 million, compared to $21.2 million cash used in investing activities for the three months ended March 31, 2012. Proceeds from the sale of portions of our roadbuilding products lines was the primary driver of the change.

Cash provided by financing activities was $0.1 million for the three months ended March 31, 2013, compared to cash provided by financing activities for the three months ended March 31, 2012 of $286.6 million. We issued our 6-1/2% Notes in March of 2012, which was the primary driver of the change.

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

As of March 31, 2013, our maximum exposure to such credit guarantees was $55.3 million, including total credit guarantees issued by Terex Cranes Germany GmbH, part of our Cranes segment, and Genie Holdings, Inc. and its affiliates, part of our AWP segment, of $36.9 million and $9.0 million, respectively.  The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years.  Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

There can be no assurance that historical credit default experience will be indicative of future results.  Our ability to recover losses experienced from our guarantees may be affected by economic conditions in effect at the time of loss.

We issue, from time to time, residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  As described in Note M – “Litigation and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $4.9 million at March 31, 2013.  We are generally able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of March 31, 2013, our maximum exposure pursuant to buyback guarantees was $60.3 million.  We are generally able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $6 million for the estimated fair value of all guarantees provided as of March 31, 2013.

There can be no assurance that our historical experience in used equipment markets will be indicative of future results.  Our ability to recover losses from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies.  The major foreign currencies, among others, in which we do business are the Euro, British Pound and Australian Dollar.  We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts.  At March 31, 2013, we had foreign exchange contracts with a notional value of $594.7 million.

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

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and the matters described in Note M – “Litigation and Contingencies” in the notes to the Condensed Consolidated Financial Statements.  We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage, intellectual property and other insurable risk required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any of our costs. However, we do not believe that these contingencies and uncertainties will, individually or in the aggregate, have a material adverse effect on our operations. For contingencies and uncertainties other than income taxes, when it is probable that a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

General

As described in Note M – “Litigation and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, we are involved in various legal proceedings, including product liability, general liability, workers’ compensation liability, employment, commercial and intellectual property litigation, which have arisen in the normal course of operations. We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risk required by law or contract with retained liability to us or deductibles. We believe that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position. However, the outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in us incurring significant liabilities which could have a material adverse effect on our results of operations.

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

Powerscreen Patent Infringement Lawsuit

On December 6, 2010, we received an adverse jury verdict in the amount of $15.8 million in a patent infringement lawsuit brought against Powerscreen International Distribution Limited (“Powerscreen”) and Terex by Metso Minerals, Inc. (“Metso”) in the United States District Court for the Eastern District of New York. The lawsuit involved a claim by Metso that the folding side conveyor of certain Powerscreen screening plants violated a patent held by Metso in the United States. Following the verdict, Metso sought additional relief, including, additional damages, attorney’s fees, interest and trebling of all such amounts. On December 9, 2011, the District Court entered a judgment in support of the jury verdict and issued an injunction preventing marketing or selling of certain models of Powerscreen mobile screening plants with the alleged infringing folding side conveyor design in the United States. Metso was also awarded certain additional damages, interest and doubling of all such amounts. The Court declined to calculate the final amount of monetary damages pending outcome of the appeal. The accused models have been updated with Powerscreen’s new proprietary S range of conveyors. Thus, the judgment and injunction do not affect the continued sale or use of any current model of Powerscreen mobile screening plants.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for annual and interim reporting periods beginning on or after January 1, 2013. Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.
In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” (“ASU 2012-02”). ASU 2012-02 amends the guidance in Accounting Standards Codification (“ASC”) 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment.  Under ASU 2012-02, an entity has the option of performing a qualitative assessment of whether it is more likely than not that the fair value of an entity’s indefinite-lived intangible asset is less than its carrying amount before calculating the fair value of the asset. If the conclusion is that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, we would be required to calculate the fair value of the asset. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Adoption of this guidance did not have a significant impact on the determination or reporting of the our financial results.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”). ASU 2013-02 adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). ASU 2013-02 intends to help us improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of AOCI in our financial statements. ASU 2013-02 does not amend any existing requirements for reporting net income or OCI in ours financial statements. ASU 2013-02 is effective for annual and interim reporting periods beginning after December 15, 2012. Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (“ASU 2013-05”). The objective of ASU 2013-05 is to clarify the applicable guidance for the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective for annual and interim reporting periods beginning after December 15, 2015 with early adoption permitted. We are currently evaluating the impact that the adoption will have on the determination or reporting of our financial results.

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

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar when compared to functional currencies of our major markets, which include the Euro, British Pound and Australian Dollar. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures. At March 31, 2013, we had foreign exchange contracts with a notional value of $594.7 million.  The fair market value of these arrangements, which represents the cost to settle these contracts, was a net loss of $2.6 million at March 31, 2013.

At March 31, 2013, we performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating (loss) income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the three months ended March 31, 2013 would have changed the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period by approximately $4 million.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate, LIBOR and EURIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At March 31, 2013, approximately 39% of our debt was floating rate debt and the weighted average interest rate for all debt was 5.77%.

At March 31, 2013, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings effect on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at March 31, 2013 would have increased interest expense by approximately $1 million for the three months ended March 31, 2013.

Commodities Risk

Principal materials and components that we use in our manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. In the first quarter of 2013, minor, favorable input cost changes in steel and related products were largely off-set by increases in power train and other product areas.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2013, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2013.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the quarterly period ended March 31, 2013 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about our purchases during the quarter ended March 31, 2013 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
January 1, 2013 - January 31, 2013	—	$—	—	—
February 1, 2013 - February 28, 2013 (1)	3,565	$34.39	—	—
March 1, 2013 - March 31, 2013 (1)	1,220	$35.53	—	—
Total	4,785	$34.68	—	—

(1)	In the first quarter of 2013, the Company accepted 4,785 shares of common stock from employees of the Company as payment for option exercises.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEREX CORPORATION
(Registrant)

Date:	April 26, 2013	/s/ Kevin P. Bradley
Kevin P. Bradley
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	April 26, 2013	/s/ Mark I. Clair
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