Form 10-Q
period 2013-06-30
TEREX CORP
filed 2013-07-26
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

F O R M   10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of outstanding shares of common stock:  111.3 million as of July 24, 2013.

The Exhibit Index begins on page 60.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of June 30, 2013 unless specifically noted otherwise, and includes financial information with respect to the subsidiaries of the Company listed below (all of which are 100%-owned) which were guarantors on June 30, 2013 (the “Guarantors”) of the Company’s 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”), its 6% Senior Notes Due 2021 (the “6% Notes”) and its 6-1/2% Senior Notes Due 2020 (the “6-1/2% Notes”).  See Note O – “Consolidating Financial Statements” to the Company’s June 30, 2013 Condensed Consolidated Financial Statements included in this Quarterly Report. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies and Uncertainties.”  In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

•	our business is cyclical and weak general economic conditions affect the sales of our products and financial results;

•	our ability to successfully integrate acquired businesses, including Terex Material Handling & Port Solutions AG;

•	the need to comply with restrictive covenants contained in our debt agreements;

•	our ability to generate sufficient cash flow to service our debt obligations and operate our business;

•	our ability to access the capital markets to raise funds and provide liquidity;

•	our business is sensitive to government spending;

•	our business is very competitive and is affected by our cost structure, pricing, product initiatives and other actions taken by competitors;

•	our ability to timely manufacture and deliver products to customers;

•	our retention of key management personnel;

•	the financial condition of suppliers and customers, and their continued access to capital;

•	our providing financing and credit support for some of our customers;

•	we may experience losses in excess of recorded reserves;

•	the carrying value of our goodwill and other indefinite-lived intangible assets could become impaired;

•	our ability to obtain parts and components from suppliers on a timely basis at competitive prices;

•	our business is global and subject to changes in exchange rates between currencies, regional economic conditions and trade restrictions;

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
TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$1,908.2	$2,011.5	$3,631.3	$3,830.9
Cost of goods sold	(1,551.7)	(1,582.9)	(2,947.3)	(3,071.5)
Gross profit	356.5	428.6	684.0	759.4
Selling, general and administrative expenses	(271.2)	(253.6)	(530.3)	(520.6)
Income (loss) from operations	85.3	175.0	153.7	238.8
Other income (expense)
Interest income	1.8	2.5	3.5	5.1
Interest expense	(31.4)	(46.9)	(64.8)	(87.4)
Loss on early extinguishment of debt	(5.2)	(2.4)	(5.2)	(2.4)
Other income (expense) – net	(2.8)	(3.6)	(4.9)	0.9
Income (loss) from continuing operations before income taxes	47.7	124.6	82.3	155.0
(Provision for) benefit from income taxes	(28.1)	(44.1)	(43.4)	(52.9)
Income (loss) from continuing operations	19.6	80.5	38.9	102.1
Income (loss) from discontinued operations – net of tax	—	—	—	2.5
Gain (loss) on disposition of discontinued operations – net of tax	—	2.3	3.0	2.3
Net income (loss)	19.6	82.8	41.9	106.9
Net loss (income) attributable to noncontrolling interest	1.7	3.1	3.3	2.0
Net income (loss) attributable to Terex Corporation	$21.3	$85.9	$45.2	$108.9
Amounts attributable to Terex Corporation common stockholders:
Income (loss) from continuing operations	$21.3	$83.6	$42.2	$104.1
Income (loss) from discontinued operations – net of tax	—	—	—	2.5
Gain (loss) on disposition of discontinued operations – net of tax	—	2.3	3.0	2.3
Net income (loss) attributable to Terex Corporation	$21.3	$85.9	$45.2	$108.9
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.19	$0.76	$0.38	$0.95
Income (loss) from discontinued operations – net of tax	—	—	—	0.02
Gain (loss) on disposition of discontinued operations – net of tax	—	0.02	0.03	0.02
Net income (loss) attributable to Terex Corporation	$0.19	$0.78	$0.41	$0.99
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.18	$0.75	$0.36	$0.94
Income (loss) from discontinued operations – net of tax	—	—	—	0.02
Gain (loss) on disposition of discontinued operations – net of tax	—	0.02	0.03	0.02
Net income (loss) attributable to Terex Corporation	$0.18	$0.77	$0.39	$0.98
Weighted average number of shares outstanding in per share calculation
Basic	111.2	110.4	111.0	110.2
Diluted	115.8	111.4	115.8	111.5
Comprehensive income (loss)	(13.2)	(9.7)	(69.8)	80.3
Comprehensive loss (income) attributable to noncontrolling interest	1.7	3.1	3.3	2.0
Comprehensive income (loss) attributable to Terex Corporation	$(11.5)	$(6.6)	$(66.5)	$82.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$548.2	$678.0
Trade receivables (net of allowance of $34.9 and $38.8 at June 30, 2013 and December 31, 2012, respectively)	1,179.7	1,077.7
Inventories	1,670.0	1,715.6
Other current assets	310.7	326.1
Total current assets	3,708.6	3,797.4
Non-current assets
Property, plant and equipment – net	780.1	813.3
Goodwill	1,207.5	1,245.3
Intangible assets – net	447.2	474.4
Other assets	411.6	415.8
Total assets	$6,555.0	$6,746.2

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$70.3	$83.8
Trade accounts payable	735.8	635.5
Accrued compensation and benefits	239.2	226.2
Accrued warranties and product liability	96.8	97.6
Customer advances	331.1	312.9
Other current liabilities	365.8	352.8
Total current liabilities	1,839.0	1,708.8
Non-current liabilities
Long-term debt, less current portion	1,800.1	2,014.9
Retirement plans	421.9	430.7
Other non-current liabilities	285.4	313.6
Total liabilities	4,346.4	4,468.0
Commitments and contingencies
Redeemable noncontrolling interest	226.6	246.9
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 123.5 and 122.9 shares at June 30, 2013 and December 31, 2012, respectively	1.2	1.2
Additional paid-in capital	1,277.2	1,260.7
Retained earnings	1,512.9	1,467.7
Accumulated other comprehensive income (loss)	(235.8)	(124.1)
Less cost of shares of common stock in treasury – 13.0 shares at June 30, 2013 and December 31, 2012	(599.7)	(597.8)
Total Terex Corporation stockholders’ equity	1,955.8	2,007.7
Noncontrolling interest	26.2	23.6
Total stockholders’ equity	1,982.0	2,031.3
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$6,555.0	$6,746.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2013	2012
Operating Activities of Continuing Operations
Net income	$41.9	$106.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Discontinued operations	(3.0)	(4.8)
Depreciation and amortization	78.3	76.6
Deferred taxes	(18.0)	15.0
(Gain) loss on sale of assets	2.4	(9.5)
Stock-based compensation expense	21.9	15.5
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(130.3)	(87.9)
Inventories	(71.8)	(83.6)
Trade accounts payable	120.9	91.6
Customer advances	25.0	12.8
Other assets and liabilities	31.5	(162.9)
Other operating activities, net	31.1	48.1
Net cash provided by (used in) operating activities of continuing operations	129.9	17.8
Investing Activities of Continuing Operations
Capital expenditures	(41.4)	(35.3)
Other investments	—	(14.1)
Proceeds from sale of assets	40.7	13.6
Other investing activities, net	(0.7)	(5.2)
Net cash (used in) provided by investing activities of continuing operations	(1.4)	(41.0)
Financing Activities of Continuing Operations
Repayments of debt	(276.3)	(212.3)
Proceeds from issuance of debt	45.9	321.1
Distributions to noncontrolling interest	(18.4)	(4.9)
Other financing activities, net	8.6	(3.0)
Net cash provided by (used in) financing activities of continuing operations	(240.2)	100.9
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(18.1)	(10.3)
Net Increase (Decrease) in Cash and Cash Equivalents	(129.8)	67.4
Cash and Cash Equivalents at Beginning of Period	678.0	774.1
Cash and Cash Equivalents at End of Period	$548.2	$841.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)
NOTE A – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2012 has been derived from and should be read in conjunction with the audited Consolidated Balance Sheet as of that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013.

Cash and cash equivalents at June 30, 2013 and December 31, 2012 include $12.1 million and $12.4 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

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

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (“ASU 2013-05”). The objective of ASU 2013-05 is to clarify the applicable guidance for the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective for annual and interim reporting periods beginning after December 15, 2013 with early adoption permitted. The Company is currently evaluating the impact that adoption will have on the determination or reporting of its financial results.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”), an amendment to ASC 740, “Income Taxes.” ASU 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently evaluating the impact that adoption will have on the determination or reporting of its financial results.

Accounts Receivable and Allowance for Doubtful Accounts.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical customer review and current financial conditions.  The Company reviews its allowance for doubtful accounts at least quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectibility.  All other balances are reviewed on a pooled basis by type of receivable.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  There can be no assurance that the Company’s historical accounts receivable collection experience will be indicative of future results.  The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note M – “Litigation and Contingencies.”  Substantially all receivables were trade receivables at June 30, 2013 and December 31, 2012.

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the fair value based on the estimated future undiscounted cash flows are less than the carrying value.  Future cash flow projections include assumptions for future sales levels and the level of working capital needed to support each business.  The Company uses data developed by business segment management as well as macroeconomic data in making these calculations.  The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset. The Company recognized $0.1 million and $0.2 million of asset impairments for the three and six months ended June 30, 2013, respectively. The Company recognized $0.3 million and $1.2 million of asset impairments for the three and six months ended June 30, 2012, respectively.

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Six Months Ended
June 30, 2013
Balance at beginning of period	$110.4
Accruals for warranties issued during the period	42.9
Changes in estimates	0.2
Settlements during the period	(41.9)
Foreign exchange effect/other	(1.9)
Balance at end of period	$109.7

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

The AWP segment designs, manufactures, markets and services aerial work platform equipment, telehandlers, light towers and bridge inspection equipment as well as their related replacement parts and components. Customers use these products to construct and maintain industrial, commercial and residential buildings and facilities and for other commercial operations, as well as in a wide range of infrastructure projects.

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

Subsequent to December 31, 2012, the Company realigned certain operations in an effort to strengthen its ability to service customers and to recognize certain organizational efficiencies. The Company’s Utilities business, formerly part of its AWP segment, is now consolidated within its Cranes segment. The Company’s Crane America Services business, formerly part of its MHPS segment, and its legacy AWP services business, formerly part of its AWP segment, are now consolidated within the Company’s Cranes segment and will be run together as the Company’s Terex Services business. The historical results have been reclassified to give effect to these changes.

Business segment information is presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Sales
AWP	$606.6	$516.6	$1,115.7	$936.4
Construction	274.8	388.8	554.6	751.9
Cranes	521.2	505.1	992.1	960.3
MHPS	369.8	442.8	709.0	880.9
MP	176.3	190.3	330.6	359.5
Corporate and Other / Eliminations	(40.5)	(32.1)	(70.7)	(58.1)
Total	$1,908.2	$2,011.5	$3,631.3	$3,830.9
Income (loss) from Operations
AWP	$101.2	$78.1	$173.6	$117.3
Construction	(5.0)	9.6	(18.1)	9.6
Cranes	23.4	49.6	55.9	62.6
MHPS	(57.2)	10.8	(86.3)	11.4
MP	24.5	28.6	36.2	43.9
Corporate and Other / Eliminations	(1.6)	(1.7)	(7.6)	(6.0)
Total	$85.3	$175.0	$153.7	$238.8

	June 30, 2013	December 31, 2012
Identifiable Assets
AWP	$859.5	$835.8
Construction	1,126.4	1,124.7
Cranes	2,003.1	1,912.5
MHPS	2,926.7	2,946.4
MP	935.8	982.0
Corporate and Other / Eliminations	(1,296.5)	(1,055.2)
Total	$6,555.0	$6,746.2

NOTE C – INCOME TAXES

During the three months ended June 30, 2013, the Company recognized income tax expense of $28.1 million on income of $47.7 million, an effective tax rate of 58.9% as compared to income tax expense of $44.1 million on income of $124.6 million, an effective tax rate of 35.4%, for three months ended June 30, 2012.  The higher effective tax rate for the three months ended June 30, 2013 was primarily due to losses that did not produce tax benefits having a greater impact in the current period and a provision for uncertain tax positions in the current period compared to a tax benefit for uncertain tax positions in the prior period.

During the six months ended June 30, 2013, the Company recognized income tax expense of $43.4 million on income of $82.3 million, an effective tax rate of 52.7% as compared to income tax expense of $52.9 million on income of $155.0 million an effective tax rate of 34.1%, for the six months ended June 30, 2012.  The higher effective tax rate for the six months ended June 30, 2013 was primarily due to losses that did not produce tax benefits having a greater impact in the current period and a provision for uncertain tax positions in the current period compared to a tax benefit for uncertain tax positions in the prior year period.

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

The Company evaluates each reporting period whether it is reasonably possible that material changes to its uncertain tax position liability could occur in the next twelve months.  Changes may occur as a result of uncertain tax positions being considered effectively settled, re-measured, paid, acquired or divested, as the result of a change in the accounting rules, tax law or judicial decision, or due to the expiration of the relevant statute of limitations. It is not possible to predict which uncertain tax positions, if any, may be challenged by tax authorities. The timing and impact of income tax audits and their resolution is highly uncertain. New facts, laws and judicial decisions can change assessments concerning technical merit and measurement. The amounts of, or periods in which, changes to reserves for uncertain tax positions will occur is not generally ascertainable.

The Company evaluates the net realizable value of its deferred tax assets each reporting period. The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards. Historical information is supplemented by currently available information about future tax years. Realization requires sufficient taxable income to use deferred tax assets. The Company records a valuation allowance for each deferred tax asset for which realization is not assessed as more likely than not. In particular, the assessment by the Company that deferred tax assets will be realized consider available evidence including: (i) estimates of future taxable income generated from various sources, including the continued recovery of operations in the United Kingdom and anticipated future recovery in Brazil, (ii) the reversal of taxable temporary differences, (iii) increased profitability due to cost reductions in recent years and (iv) the anticipated combination of certain businesses in the United Kingdom in the future, which were weighed against losses in the United Kingdom in late 2008 through 2010 and 2011 losses in Brazil. If the current estimates of future taxable income are not realized or future estimates of taxable income are reduced, then the assessment regarding the realization of deferred tax assets in certain jurisdictions, including Brazil and the United Kingdom, could change and have a material impact on the statement of income.

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

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$—	$—	$—	$—
Loss from discontinued operations before income taxes	$—	$—	$—	$—
(Provision for) benefit from income taxes	—	—	—	2.5
Income (loss) from discontinued operations – net of tax	$—	$—	$—	$2.5

Gain (loss) on disposition of discontinued operations	$—	$2.7	$3.5	$2.7
(Provision for) benefit from income taxes	—	(0.4)	(0.5)	(0.4)
Gain (loss) on disposition of discontinued operations – net of tax	$—	$2.3	$3.0	$2.3

During the six months ended June 30, 2013, the Company recorded a $3.5 million pre-tax gain related to the sale of its Atlas business based on contractually obligated earnings based payments from the purchaser. The Company recorded a cumulative net loss on the sale of Atlas of approximately $11.0 million, net of tax, through June 30, 2013. During the six months ended June 30, 2012, a tax benefit of $2.5 million, was recognized in discontinued operations for the resolution of uncertain tax positions for pre-divestiture years in the Mining business. During the three and six months ended June 30, 2012, the Company recorded a $2.3 million gain on the sale of its Atlas business based on contractually obligated earnings based payments from the purchaser. No assets and liabilities were remaining in discontinued operations entities in the Condensed Consolidated Balance Sheet as of June 30, 2013 and December 31, 2012.

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) from continuing operations attributable to Terex Corporation common stockholders	$21.3	$83.6	$42.2	$104.1
Income (loss) from discontinued operations–net of tax	—	—	—	2.5
Gain on disposition of discontinued operations–net of tax	—	2.3	3.0	2.3
Net income (loss) attributable to Terex Corporation	$21.3	$85.9	$45.2	$108.9
Basic shares:
Weighted average shares outstanding	111.2	110.4	111.0	110.2
Earnings per share – basic:
Income (loss) from continuing operations	$0.19	$0.76	$0.38	$0.95
Income (loss) from discontinued operations–net of tax	—	—	—	0.02
Gain (loss) on disposition of discontinued operations–net of tax	—	0.02	0.03	0.02
Net income (loss) attributable to Terex Corporation	$0.19	$0.78	$0.41	$0.99
Diluted shares:
Weighted average shares outstanding	111.2	110.4	111.0	110.2
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	4.6	1.0	4.8	1.3
Diluted weighted average shares outstanding	115.8	111.4	115.8	111.5
Earnings per share – diluted:
Income (loss) from continuing operations	$0.18	$0.75	$0.36	$0.94
Income (loss) from discontinued operations–net of tax	—	—	—	0.02
Gain on disposition of discontinued operations–net of tax	—	0.02	0.03	0.02
Net income (loss) attributable to Terex Corporation	$0.18	$0.77	$0.39	$0.98

The following table provides information to reconcile amounts reported on the Condensed Consolidated Statement of Comprehensive Income to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions):
Reconciliation of Amounts Attributable to Common Stockholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income (loss) from continuing operations	$19.6	$80.5	$38.9	$102.1
Noncontrolling interest attributed to (income) loss from continuing operations	1.7	3.1	3.3	2.0
Income (loss) from continuing operations attributable to common stockholders	$21.3	$83.6	$42.2	$104.1

Weighted average options to purchase 0.2 million of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during each of the three and six months ended June 30, 2013 and 2012, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 0.4 million and 0.3 million shares were outstanding during the three and six months ended June 30, 2013, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance. Weighted average restricted stock awards of 0.3 million and 0.2 million shares were outstanding during the three and six months ended June 30, 2012, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance. ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

The 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”) described in Note K – “Long-Term Obligations” are dilutive to the extent the volume-weighted average price of the Common Stock for the period evaluated was greater than $16.25 per share and earnings from continuing operations were positive. The volume-weighted average price of the Common Stock was greater than $16.25 per share for each of the three and six months ended June 30, 2013 and 2012. The number of shares that were contingently issuable for the 4% Convertible Notes during the three and six months ended June 30, 2013 was 3.7 million. The number of shares that were contingently issuable for the 4% Convertible Notes during the three and six months ended June 30, 2012 was 0.6 million. In August 2012, the Company repurchased approximately 25% of the principal amount outstanding of the 4% Convertible Notes. See Note K – “Long-Term Obligations.”

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	June 30, 2013	December 31, 2012
Finished equipment	$428.8	$485.4
Replacement parts	189.1	201.4
Work-in-process	570.5	507.4
Raw materials and supplies	481.6	521.4
Inventories	$1,670.0	$1,715.6

Reserves for lower of cost or market value, excess and obsolete inventory were $140.0 million and $135.6 million at June 30, 2013 and December 31, 2012, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	June 30, 2013	December 31, 2012
Property	$117.4	$123.0
Plant	399.5	396.9
Equipment	727.2	713.3
Property, plant and equipment – gross	1,244.1	1,233.2
Less: Accumulated depreciation	(464.0)	(419.9)
Property, plant and equipment – net	$780.1	$813.3

NOTE H – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	Construction	Cranes	MHPS	MP	Total
Balance at December 31, 2012, gross	$139.9	$438.8	$233.9	$732.8	$204.7	$1,750.1
Accumulated impairment	(38.6)	(438.8)	(4.2)	—	(23.2)	(504.8)
Balance at December 31, 2012, net (1)	101.3	—	229.7	732.8	181.5	1,245.3
Foreign exchange effect and other	(0.7)	—	(5.1)	(22.2)	(9.8)	(37.8)
Balance at June 30, 2013, gross	139.2	438.8	228.8	710.6	194.9	1,712.3
Accumulated impairment	(38.6)	(438.8)	(4.2)	—	(23.2)	(504.8)
Balance at June 30, 2013, net	$100.6	$—	$224.6	$710.6	$171.7	$1,207.5

(1)
Includes a $10.8 million net reclassification of goodwill from AWP to Cranes and a net $20.5 million reclassification from MHPS to Cranes related to segment realignment. See Note A – “Basis of Presentation.”

Intangible assets, net were comprised of the following as of June 30, 2013 and December 31, 2012 (in millions):

		June 30, 2013			December 31, 2012
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	8	$87.9	$44.5	$43.4	$87.9	$36.5	$51.4
Customer Relationships	15	346.6	89.4	257.2	353.5	78.9	274.6
Land Use Rights	57	18.2	1.3	16.9	17.0	1.1	15.9
Other	7	51.9	39.3	12.6	51.9	38.1	13.8
Total definite-lived intangible assets		$504.6	$174.5	$330.1	$510.3	$154.6	$355.7

Indefinite-lived intangible assets:
Tradenames		$117.1			$118.7
Total indefinite-lived intangible assets		$117.1			$118.7

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Aggregate Amortization Expense	$11.3	10.8	$21.9	21.7

Estimated aggregate intangible asset amortization expense (in millions) for the next five years is as follows:

2013	$37.6
2014	$36.4
2015	$35.1
2016	$33.6
2017	$29.8

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

The Company has used and may use forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions.  The primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar.  The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of Accumulated other comprehensive income until the underlying hedged transactions are reported in the Company’s Condensed Consolidated Statement of Comprehensive Income.  The Company has used and may use interest rate swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt and to fair value changes of fixed rate debt.  Primary exposure includes movements in the London Interbank Offer Rate (“LIBOR”).

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

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At June 30, 2013, the Company had $539.8 million notional amount of currency exchange forward contracts outstanding, most of which mature on or before June 30, 2014.  The fair market value of these contracts at June 30, 2013 was a net gain of $3.2 million.  At June 30, 2013, $440.6 million notional amount ($2.4 million of fair value gains) of these forward contracts have been designated as, and are effective as, cash flow hedges of forecasted and specifically identified transactions.  During 2013 and 2012, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

The Company records the interest rate swap and foreign exchange contracts at fair value on a recurring basis.  There were no interest rate swaps recorded as of June 30, 2013 and December 31, 2012. The foreign exchange contracts designated as hedging instruments are categorized under Level 1 of the ASC 820 hierarchy and are recorded at June 30, 2013 and December 31, 2012 as a net asset of $3.2 million and net liability of $0.4 million, respectively.  See Note A – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. The fair values of these foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date. The fair values of these contracts are based on the contract rate specified at the anticipated contracts’ settlement date and quoted forward foreign exchange prices at the reporting date.

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

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	June 30, 2013	December 31, 2012
Foreign exchange contracts	Other current assets	$8.4	$5.2
Liability Derivatives
Foreign exchange contracts	Other current liabilities	$5.2	$5.6
Total Derivatives		$3.2	$(0.4)

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	June 30, 2013	December 31, 2012
Foreign exchange contracts	Other current assets	$1.3	$1.0
Liability Derivatives
Foreign exchange contracts	Other current liabilities	$0.1	$—
Total Derivatives		$1.2	$1.0

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income and AOCI (in millions):

Gain (Loss) Recognized on Derivatives in Income:		Three Months Ended June 30,		Six Months Ended June 30,
Fair Value Derivatives	Location	2013	2012	2013	2012
Interest rate contract	Interest expense	$—	$4.6	$—	$9.3
Gain (Loss) Recognized on Derivatives in AOCI:		Three Months Ended June 30,		Six Months Ended June 30,
Cash Flow Derivatives		2013	2012	2013	2012
Foreign exchange contracts		$5.2	$(2.2)	$2.9	$1.8
(Loss) Gain Reclassified from AOCI into Income (Effective):		Three Months Ended June 30,		Six Months Ended June 30,
Account		2013	2012	2013	2012
Cost of goods sold		$0.2	$(2.7)	$(0.6)	$(2.9)
Other income (expense) – net		(0.8)	(2.0)	(0.8)	(4.1)
Total		$(0.6)	$(4.7)	$(1.4)	$(7.0)
Gain (Loss) Recognized on Derivatives (Ineffective) in Income:		Three Months Ended June 30,		Six Months Ended June 30,
Account		2013	2012	2013	2012
Other income (expense) – net		$0.8	$0.9	$2.1	$2.3

The following table provides the effect of derivative instruments that are not designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (in millions):

Gain (Loss) Recognized on Derivatives not designated as hedges in Income:	Three Months Ended June 30,		Six Months Ended June 30,
Account	2013	2012	2013	2012
Cost of goods sold	$0.8	$(0.7)	$0.3	$(2.0)

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

Unrealized net gains (losses), net of tax, included in AOCI are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$(2.7)	$0.4	$(0.4)	$(3.6)
Additional gains (losses) – net	4.8	(4.2)	1.9	(2.3)
Amounts reclassified to earnings	0.4	2.0	1.0	4.1
Balance at end of period	$2.5	$(1.8)	$2.5	$(1.8)

The estimated amount of existing gains for derivative contracts recorded in AOCI as of June 30, 2013 that are expected to be reclassified into earnings in the next twelve months is $2.5 million.

NOTE J – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions. From time to time the Company may initiate certain restructuring programs to better utilize its workforce and optimize facility utilization to match the demand for its products.

During the second quarter of 2013, the Company established a restructuring program in the Construction segment related to the distribution organization for Europe, the Middle East and Asia. This program will result in a more decentralized distribution function. The program is expected to cost $1.8 million, result in the reduction of 18 team members and be completed in 2013.

During the second quarter of 2013, the Company established a restructuring program in the MHPS segment resulting in the consolidation of certain production facilities and the redesign of certain back office functions. The program is expected to cost $24.7 million, result in the reduction of 299 team members and be completed in 2014.

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

During the fourth quarter of 2012, the Company established a restructuring program in the MHPS segment to realize cost synergies and to optimize the selling, general and administrative expense structure. This program resulted in the closing of a production site in Spain and outsourcing of the related future production. The program is expected to cost $3.0 million, result in the reduction of 26 team members and is expected to be completed in 2013.

During the second quarter of 2011, the Company established a restructuring program within the MHPS segment to optimize facility utilization and consolidate certain manufacturing operations. These programs are expected to cost $25.6 million and result in the reduction of 206 team members. This program was completed in 2012, except for the payment of certain benefits mandated by governmental agencies.

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the six months ended June 30, 2013, the cumulative amount of expenses incurred since inception of the programs from 2011 through 2013 and the total amount expected to be incurred (in millions):

	Amount incurred during the six months ended June 30, 2013	Cumulative amount incurred through June 30, 2013	Total amount expected to be incurred
Construction	$2.0	$15.4	$15.4
MHPS	24.9	64.4	64.4
Total	$26.9	$79.8	$79.8

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the six months ended June 30, 2013, the cumulative amount of expenses incurred since inception and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred in the six months ended June 30, 2013	$26.7	$0.1	$0.1	$26.9
Cumulative amount incurred through June 30, 2013	$63.2	$6.7	$9.9	$79.8
Total amount expected to be incurred	$63.2	$6.7	$9.9	$79.8

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the six months ended June 30, 2013 (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Restructuring reserve at December 31, 2012	$17.1	$0.2	$—	$17.3
Restructuring charges	26.7	0.1	0.1	26.9
Cash expenditures	(3.9)	(0.3)	—	(4.2)
Restructuring reserve at June 30, 2013	$39.9	$—	$0.1	$40.0

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

On October 12, 2012, the Company and its lenders entered into an amendment of the 2011 Credit Agreement (the “Amendment”). As a result of the Amendment, the Company reduced the interest rates on its U.S. Dollar and Euro denominated term loans. Additionally, the Amendment also provided greater flexibility for the Company (i) for complying with its financial covenants, (ii) in issuing additional debt under the credit agreement and (iii) in the Company’s covenant baskets for additional letter of credit facilities, maximum letter of credit exposure, acquired debt, foreign subsidiary debt, general debt, restricted payments, receivables transactions and prepayment of other debt.

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

On May 16, 2013, the Company repaid $110.0 million of the outstanding U.S. dollar denominated term loan and €83.5 million of the outstanding Euro denominated term loan under the 2011 Credit Agreement. As a result of the repayment the Company recorded a loss on early extinguishment of debt of $5.2 million in the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2013.

As of June 30, 2013 and December 31, 2012, the Company had $487.8 million and $710.1 million in U.S. dollar and Euro denominated term loans outstanding under the 2011 Credit Agreement. The Company had no revolving credit amounts outstanding as of June 30, 2013 or December 31, 2012.

The 2011 Credit Agreement incorporates facilities for issuance of letters of credit up to $300 million.  Letters of credit issued under the 2011 Credit Agreement letter of credit facility decrease availability under the $500 million revolving line of credit.  As of June 30, 2013 and December 31, 2012, the Company had letters of credit issued under the 2011 Credit Agreement that totaled $52.3 million and $45.4 million, respectively.  The 2011 Credit Agreement also permits the Company to have additional letter of credit facilities up to $200 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit.   The Company had letters of credit issued under the additional letter of credit facilities of the 2011 Credit Agreement that totaled $3.0 million and $3.1 million as of June 30, 2013 and December 31, 2012, respectively.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2011 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $291.7 million and $275.5 million as of June 30, 2013 and December 31, 2012, respectively.

In total, as of June 30, 2013 and December 31, 2012, the Company had letters of credit outstanding of $347.0 million and $324.0 million, respectively.

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

The Company, as issuer of the 4% Convertible Notes, must separately account for the liability and equity components of the 4% Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods.  The Company allocated $54.3 million of the $172.5 million principal amount of the 4% Convertible Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through June 2015.  The Company recorded a related deferred tax liability of $19.4 million on the equity component. During the third quarter of 2012, the Company purchased approximately 25% of the outstanding 4% Convertible Notes.  The balance of the 4% Convertible Notes was $112.8 million at June 30, 2013.  The Company recognized interest expense of $6.2 million on the 4% Convertible Notes for the six months ended June 30, 2013.  The interest expense recognized for the 4% Convertible Notes will increase as the discount is amortized using the effective interest method, which accretes the debt balance over its term to $128.8 million at maturity.  Interest expense on the 4% Convertible Notes throughout its term includes 4% annually of cash interest on the maturity balance of $128.8 million plus non-cash interest expense accreted to the debt balance as described.

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of June 30, 2013, as follows (in millions, except for quotes):

	Book Value	Quote	FV
6% Notes	$850.0	$1.01000	$859
4% Convertible Notes (net of discount)	$112.8	$1.72500	$195
6-1/2% Notes	$300.0	$1.03000	$309
2011 Credit Agreement Term Loan (net of discount) – USD	$340.9	$1.00500	$343
2011 Credit Agreement Term Loan (net of discount) – EUR	$146.9	$1.00250	$147

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

NOTE L – RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans – As of June 30, 2013, the Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”).  Participation in the Terex Plan for all employees has been frozen. Participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only. The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company’s policy generally to fund the Terex Plan based on the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds.

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

Information regarding the Company’s U.S. plans, including the SERP, was as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Components of net periodic cost:
Service cost	$0.2	$0.3	$0.5	$0.6
Interest cost	1.7	1.8	3.4	3.6
Expected return on plan assets	(2.3)	(2.2)	(4.5)	(4.4)
Amortization of prior service cost	0.1	0.1	0.1	0.1
Amortization of actuarial loss	1.1	1.2	2.2	2.5
Net periodic cost	$0.8	$1.2	$1.7	$2.4

	Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Components of net periodic cost:
Interest cost	$—	$0.1	$0.1	$0.2
Amortization of actuarial loss	0.1	0.1	0.1	0.1
Net periodic cost	$0.1	$0.2	$0.2	$0.3

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

Information regarding the Company’s non-U.S. plans was as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Components of net periodic cost:
Service cost	$2.1	$1.7	$4.1	$3.3
Interest cost	4.1	4.0	8.1	8.3
Expected return on plan assets	(1.7)	(1.6)	(3.4)	(3.3)
Employee contributions	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of actuarial loss	1.4	0.2	2.7	0.4
Net periodic cost	$5.8	$4.2	$11.3	$8.5

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

Powerscreen Patent Infringement Lawsuit

On December 6, 2010, the Company received an adverse jury verdict in the amount of $15.8 million in a patent infringement lawsuit brought against Powerscreen International Distribution Limited and Terex by Metso Minerals Inc. in the United States District Court for the Eastern District of New York. The Company previously reported that it had appealed the verdict and believed that it would ultimately succeed on appeal. On May 14, 2013, the Company prevailed on appeal and the jury verdict and judgment were reversed in the Company’s favor.

Other

The Company’s outstanding letters of credit totaled $347.0 million at June 30, 2013.  The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

As of June 30, 2013 and December 31, 2012, the Company’s maximum exposure to such credit guarantees was $56.4 million and $64.3 million, respectively, including total guarantees issued by Terex Cranes Germany GmbH, part of the Cranes segment, of $38.1 million and $45.8 million, respectively; and Genie Holdings, Inc. and its affiliates (“Genie”), part of the AWP segment, of $8.6 million and $9.7 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  The maximum exposure for residual value guarantees issued by the Company totaled $4.2 million and $5.7 million as of June 30, 2013 and December 31, 2012, respectively.  The Company is generally able to mitigate some of the risk associated with these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of June 30, 2013 and December 31, 2012, the Company’s maximum exposure pursuant to buyback guarantees was $53.6 million and $73.8 million, respectively, including total guarantees issued by Genie of $13.3 million and $25.3 million, respectively. Included in the June 30, 2013 and December 31, 2012 amounts are guarantees issued by entities in the MHPS segment of $35.9 million and $43.6 million, respectively. The Company is generally able to mitigate some of the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $5 million and $6 million as of June 30, 2013 and December 31, 2012, respectively, for the estimated fair value of all guarantees provided.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$19.6	$82.8	$41.9	$106.9
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment, net of (provision for) benefit from taxes of $(0.3), $(0.4), $(3.0) and $(3.2) respectively	(38.9)	(93.3)	(117.1)	(32.7)
Derivative hedging adjustment, net of (provision for) benefit from taxes of $(0.6), $1.4, $0.6 and $(0.9) respectively	5.2	(2.2)	2.9	1.8
Debt and equity securities adjustment, net of (provision for) benefit from taxes of $0.0, $(0.2), $0.6 and $(0.8), respectively	—	0.4	(1.9)	1.4
Pension Liability adjustment:
Amortization of actuarial (gain) loss, net of provision for (benefit from) taxes of $(0.9), $0.1, $(1.6) and $(0.6) respectively	1.7	1.5	3.5	2.3
Amortization of prior service cost, net of provision for (benefit from) taxes of $0.0, $0.0, $0.0 and $0.0 respectively	0.1	0.1	0.1	0.1
Foreign exchange and other effects, net of (provision for) benefit from taxes of $0.5, $0.0, $(0.2) and $0.4, respectively	(0.9)	1.0	0.8	0.5
Total pension liability adjustment	0.9	2.6	4.4	2.9
Other comprehensive income (loss)	(32.8)	(92.5)	(111.7)	(26.6)
Comprehensive income (loss)	(13.2)	(9.7)	(69.8)	80.3
Comprehensive loss (income) attributable to noncontrolling interest	1.7	3.1	3.3	2.0
Comprehensive income (loss) attributable to Terex Corporation	$(11.5)	$(6.6)	$(66.5)	$82.3

Changes in Accumulated Other Comprehensive Income
The table below presents changes in AOCI by component for the three and six months ended June 30, 2013. All amounts are net of tax (in millions).

	Cumulative Translation Adjustments	Derivative Hedging Adjustments	Unrealized Gains and Losses on Debt and Equity Securities	Pension Liability Adjustments	Total
Beginning balance - January 1, 2013	$14.1	$(0.4)	$1.9	(139.7)	$(124.1)
Other comprehensive income before reclassifications	(75.6)	(2.9)	—	1.7	(76.8)
Amounts reclassified from AOCI (1)	(2.6)	0.6	(1.9)	1.8	$(2.1)
Net Other Comprehensive Income (Loss)	(78.2)	(2.3)	(1.9)	3.5	(78.9)
Ending balance - March 31, 2013	(64.1)	(2.7)	—	(136.2)	(203.0)
Other comprehensive income before reclassifications	(38.9)	4.8	—	(0.9)	(35.0)
Amounts reclassified from AOCI (1)	—	0.4	—	1.8	2.2
Net Other Comprehensive Income (Loss)	(38.9)	5.2	—	0.9	(32.8)
Ending balance - June 30, 2013	$(103.0)	$2.5	$—	(135.3)	$(235.8)

(1) See table on the next page for details about these reclassifications.

The table below presents reclassifications out of AOCI for the three and six months ended June 30, 2013 (in millions).

	Three Months Ended June 30,	Six Months Ended June 30,
Details about AOCI components	Amount reclassified from AOCI	Amount reclassified from AOCI	Affected line item in the statement where net income is presented
Cumulative translation adjustments:
Gain on sale of business	$—	$2.5	Other income (expense) - net
	—	0.1	(Provision for) benefit from income taxes
	$—	$2.6	Net of tax

Derivative hedging adjustment:
Foreign exchange contracts	$0.2	$(0.6)	Cost of goods sold
	(0.7)	(0.7)	Other income (expense) - net
	0.1	0.3	(Provision for) benefit from income taxes
	$(0.4)	$(1.0)	Net of tax

Unrealized gains and losses on debt and equity securities:
Gain on sale of securities	$—	$2.5	Other income (expense) - net
	—	(0.6)	(Provision for) benefit from income taxes
	$—	$1.9	Net of tax

Pension liability adjustment:
Prior service costs	$(0.1)	$(0.1)	(1)
Actuarial gain (losses)	$(2.6)	$(5.1)	(1)
	0.9	1.6	(Provision for) benefit from income taxes
	$(1.8)	$(3.6)	Net of tax

Total reclassifications	$(2.2)	$(0.1)	Net of tax

(1) These AOCI components are included in the computation of net periodic benefit cost. See Note L - Retirement Plans and Other Benefits for additional details.

During the six months ended June 30, 2013, the Company granted 1.3 million shares of restricted stock to its employees with a weighted average grant date fair value of $34.19 per share.  Approximately 61% of these restricted stock awards vest ratably over a three-year period and approximately 39% cliff vest at the end of a three-year period.  Approximately 12% of the shares granted are based on performance targets containing a market condition.  The Company used the Monte Carlo method to determine grant date fair value of $43.64 per share for the awards with a market condition granted on February 27, 2013.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

Grant date
February 27, 2013
Dividend yields	—%
Expected volatility	60.03%
Risk free interest rate	0.35%
Expected life (in years)	3

During the six months ended June 30, 2013, the Company issued 53 thousand shares of its outstanding Common Stock which were contributed into a deferred compensation plan under a Rabbi Trust.

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
The following is a summary of redeemable noncontrolling interest as of June 30, 2013 (in millions):

Balance at January 1, 2013	$246.9
Redemptions	(0.1)
Accrued guaranteed payment obligations	2.0
Payments of guaranteed obligations	(18.4)
Foreign currency translation	(3.8)
Balance at June 30, 2013	$226.6
This obligation approximates the cost if all remaining shares were purchased by the Company on June 30, 2013 and is presented in the Condensed Consolidated Balance Sheet in Redeemable noncontrolling interest, which is considered temporary equity.

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

Terex Corporation consists of parent company operations.  Subsidiaries of the parent company are reported on the equity basis.  Wholly-owned Guarantors combine the operations of the Wholly-owned Guarantor subsidiaries.  Subsidiaries of Wholly-owned Guarantors that are not themselves guarantors are reported on the equity basis.  Non-guarantor subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the Notes.  Subsidiaries of non-guarantor subsidiaries that are guarantors are reported on the equity basis.  Debt and goodwill allocated to subsidiaries are presented on a “push-down” accounting basis.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2013
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$60.8	$847.0	$1,279.2	$(278.8)	$1,908.2
Cost of goods sold	(55.5)	(679.7)	(1,095.3)	278.8	(1,551.7)
Gross profit	5.3	167.3	183.9	—	356.5
Selling, general and administrative expenses	(3.6)	(55.9)	(211.7)	—	(271.2)
Income (loss) from operations	1.7	111.4	(27.8)	—	85.3
Interest income	67.4	80.2	2.8	(148.6)	1.8
Interest expense	(103.4)	(37.8)	(38.8)	148.6	(31.4)
Loss on early extinguishment of debt	—	—	(5.2)	—	(5.2)
Income (loss) from subsidiaries	55.5	3.7	(0.2)	(59.0)	—
Other income (expense) – net	(14.1)	7.8	3.5	—	(2.8)
Income (loss) from continuing operations before income taxes	7.1	165.3	(65.7)	(59.0)	47.7
(Provision for) benefit from income taxes	14.2	(47.3)	5.0	—	(28.1)
Income (loss) from continuing operations	21.3	118.0	(60.7)	(59.0)	19.6
Net income (loss)	21.3	118.0	(60.7)	(59.0)	19.6
Net loss attributable to noncontrolling interest	—	—	1.7	—	1.7
Net income (loss) attributable to Terex Corporation	$21.3	$118.0	$(59.0)	$(59.0)	$21.3

Comprehensive income (loss), net of tax	$(11.5)	$117.7	$(106.7)	$(12.7)	$(13.2)
Comprehensive loss (income) attributable to noncontrolling interest	—	—	1.7	—	1.7
Comprehensive income (loss) attributable to Terex Corporation	$(11.5)	$117.7	$(105.0)	$(12.7)	$(11.5)

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2013
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$116.5	$1,611.4	$2,431.1	$(527.7)	$3,631.3
Cost of goods sold	(106.9)	(1,304.9)	(2,063.2)	527.7	(2,947.3)
Gross profit	9.6	306.5	367.9	—	684.0
Selling, general and administrative expenses	(9.2)	(113.4)	(407.7)	—	(530.3)
Income (loss) from operations	0.4	193.1	(39.8)	—	153.7
Interest income	132.2	153.4	5.1	(287.2)	3.5
Interest expense	(199.7)	(72.2)	(80.1)	287.2	(64.8)
Loss on early extinguishment of debt	—	—	(5.2)	—	(5.2)
Income (loss) from subsidiaries	102.0	1.3	(0.2)	(103.1)	—
Other income (expense) – net	(21.5)	4.7	11.9	—	(4.9)
Income (loss) from continuing operations before income taxes	13.4	280.3	(108.3)	(103.1)	82.3
(Provision for) benefit from income taxes	31.8	(84.2)	9.0	—	(43.4)
Income (loss) from continuing operations	45.2	196.1	(99.3)	(103.1)	38.9
Gain (loss) on disposition of discontinued operations – net of tax	—	—	3.0	—	3.0
Net income (loss)	45.2	196.1	(96.3)	(103.1)	41.9
Net loss attributable to noncontrolling interest	—	—	3.3	—	3.3
Net income (loss) attributable to Terex Corporation	$45.2	$196.1	$(93.0)	$(103.1)	$45.2

Comprehensive income (loss), net of tax	$(66.5)	$195.4	$(153.8)	$(44.9)	$(69.8)
Comprehensive loss (income) attributable to noncontrolling interest	—	—	3.3	—	3.3
Comprehensive income (loss) attributable to Terex Corporation	$(66.5)	$195.4	$(150.5)	$(44.9)	$(66.5)

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2012
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$83.2	$748.0	$1,422.9	$(242.6)	$2,011.5
Cost of goods sold	(72.4)	(609.0)	(1,144.1)	242.6	(1,582.9)
Gross profit	10.8	139.0	278.8	—	428.6
Selling, general and administrative expenses	(6.5)	(51.9)	(195.2)	—	(253.6)
Income (loss) from operations	4.3	87.1	83.6	—	175.0
Interest income	56.8	62.8	2.9	(120.0)	2.5
Interest expense	(92.3)	(28.1)	(46.5)	120.0	(46.9)
Loss on early extinguishment of debt	—	—	(2.4)	—	(2.4)
Income (loss) from subsidiaries	84.6	(9.4)	—	(75.2)	—
Other income (expense) – net	35.3	0.8	(39.7)	—	(3.6)
Income (loss) from continuing operations before income taxes	88.7	113.2	(2.1)	(75.2)	124.6
(Provision for) benefit from income taxes	(2.8)	(38.6)	(2.7)	—	(44.1)
Income (loss) from continuing operations	85.9	74.6	(4.8)	(75.2)	80.5
Gain (loss) on disposition of discontinued operations – net of tax	—	—	2.3	—	2.3
Net income (loss)	85.9	74.6	(2.5)	(75.2)	82.8
Net loss (income) attributable to noncontrolling interest	—	—	3.1	—	3.1
Net income (loss) attributable to Terex Corporation	$85.9	$74.6	$0.6	$(75.2)	$85.9

Comprehensive income (loss), net of tax	$(6.6)	$73.5	$(50.9)	$(25.7)	$(9.7)
Comprehensive loss (income) attributable to noncontrolling interest	—	—	3.1	—	3.1
Comprehensive income (loss) attributable to Terex Corporation	$(6.6)	$73.5	$(47.8)	$(25.7)	$(6.6)

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2012

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$163.9	$1,427.6	$2,721.7	$(482.3)	$3,830.9
Cost of goods sold	(147.6)	(1,200.6)	(2,205.6)	482.3	(3,071.5)
Gross profit	16.3	227.0	516.1	—	759.4
Selling, general and administrative expenses	(12.8)	(101.8)	(406.0)	—	(520.6)
Income (loss) from operations	3.5	125.2	110.1	—	238.8
Interest income	106.0	121.0	6.2	(228.1)	5.1
Interest expense	(175.4)	(49.1)	(91.0)	228.1	(87.4)
Loss on early extinguishment of debt	—	—	(2.4)	—	(2.4)
Income (loss) from subsidiaries	128.8	(7.8)	—	(121.0)	—
Other income (expense) – net	16.5	(3.2)	(12.4)	—	0.9
Income (loss) from continuing operations before income taxes	79.4	186.1	10.5	(121.0)	155.0
(Provision for) benefit from income taxes	29.5	(60.2)	(22.2)	—	(52.9)
Income (loss) from continuing operations	108.9	125.9	(11.7)	(121.0)	102.1
Income (loss) from discontinued operations – net of tax	—	—	2.5	—	2.5
Gain (loss) on disposition of discontinued operations – net of tax	—	—	2.3	—	2.3
Net income (loss)	108.9	125.9	(6.9)	(121.0)	106.9
Net loss (income) attributable to noncontrolling interest	—	—	2.0	—	2.0
Net income (loss) attributable to Terex Corporation	$108.9	$125.9	$(4.9)	$(121.0)	$108.9

Comprehensive income (loss), net of tax	$82.3	$126.0	$(32.2)	$(95.8)	$80.3
Comprehensive loss (income) attributable to noncontrolling interest	—	—	2.0	—	2.0
Comprehensive income (loss) attributable to Terex Corporation	$82.3	$126.0	$(30.2)	$(95.8)	$82.3

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2013
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$94.1	$4.1	$450.0	$—	$548.2
Trade receivables – net	36.4	368.2	775.1	—	1,179.7
Intercompany receivables	92.1	132.9	86.4	(311.4)	—
Inventories	44.7	337.8	1,287.5	—	1,670.0
Other current assets	92.0	48.1	170.6	—	310.7
Total current assets	359.3	891.1	2,769.6	(311.4)	3,708.6
Property, plant and equipment – net	71.8	114.1	594.2	—	780.1
Goodwill	—	170.1	1,037.4	—	1,207.5
Non-current intercompany receivables	1,283.3	2,053.2	40.3	(3,376.8)	—
Investment in and advances to (from) subsidiaries	3,708.6	151.4	158.6	(3,932.6)	86.0
Other assets	46.8	178.8	547.2	—	772.8
Total assets	$5,469.8	$3,558.7	$5,147.3	$(7,620.8)	$6,555.0
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$0.9	$0.1	$69.3	$—	$70.3
Trade accounts payable	12.3	246.4	477.1	—	735.8
Intercompany payables	31.4	77.5	202.5	(311.4)	—
Accruals and other current liabilities	81.1	132.8	819.0	—	1,032.9
Total current liabilities	125.7	456.8	1,567.9	(311.4)	1,839.0
Long-term debt, less current portion	1,262.0	1.7	536.4	—	1,800.1
Non-current intercompany payables	2,006.0	41.8	1,329.0	(3,376.8)	—
Retirement plans and other non-current liabilities	120.3	32.9	554.1	—	707.3
Redeemable noncontrolling interest	—	—	226.6	—	226.6
Total stockholders’ equity	1,955.8	3,025.5	933.3	(3,932.6)	1,982.0
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$5,469.8	$3,558.7	$5,147.3	$(7,620.8)	$6,555.0

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2013
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities of continuing operations	$246.3	$(171.0)	$54.6	$—	$129.9
Cash flows from investing activities
Capital expenditures	(5.0)	(12.0)	(24.4)	—	(41.4)
Proceeds from sale of assets	4.4	30.4	5.9	—	40.7
Intercompany investing activities	(189.7)	(18.7)	(0.6)	209.0	—
Other investing activities, net	(2.8)	—	2.1	—	(0.7)
Net cash provided by (used in) investing activities of continuing operations	(193.1)	(0.3)	(17.0)	209.0	(1.4)
Cash flows from financing activities
Repayments of debt	—	—	(276.3)	—	(276.3)
Proceeds from issuance of debt	—	—	45.9	—	45.9
Distributions to noncontrolling interest	—	—	(18.4)	—	(18.4)
Intercompany financing activities	—	174.0	35.0	(209.0)	—
Other financing activities, net	1.3	—	7.3	—	8.6
Net cash provided by (used in) financing activities of continuing operations	1.3	174.0	(206.5)	(209.0)	(240.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	(18.1)	—	(18.1)
Net increase (decrease) in cash and cash equivalents	54.5	2.7	(187.0)	—	(129.8)
Cash and cash equivalents at beginning of period	39.6	1.4	637.0	—	678.0
Cash and cash equivalents at end of period	$94.1	$4.1	$450.0	$—	$548.2

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2012
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities of continuing operations	$(71.4)	$132.8	$(43.6)	$—	$17.8
Cash flows from investing activities
Capital expenditures	(2.5)	(8.5)	(24.3)	—	(35.3)
Other investments	(4.5)	—	(9.6)	—	(14.1)
Proceeds from sale of assets	0.8	2.2	10.6	—	13.6
Intercompany investing activities	(241.8)	(127.4)	134.0	235.2	—
Other investing activities, net	—	—	(5.2)	—	(5.2)
Net cash provided by (used in) investing activities of continuing operations	(248.0)	(133.7)	105.5	235.2	(41.0)
Cash flows from financing activities
Repayments of debt	(2.3)	—	(210.0)	—	(212.3)
Proceeds from issuance of debt	300.0	—	21.1	—	321.1
Distributions to noncontrolling interest	—	—	(4.9)	—	(4.9)
Intercompany financing activities	(6.0)	—	241.2	(235.2)	—
Other financing activities, net	(2.2)	—	(0.8)	—	(3.0)
Net cash provided by (used in) financing activities of continuing operations	289.5	—	46.6	(235.2)	100.9
Effect of exchange rate changes on cash and cash equivalents	—	—	(10.3)	—	(10.3)
Net increase (decrease) in cash and cash equivalents	(29.9)	(0.9)	98.2	—	67.4
Cash and cash equivalents at beginning of period	264.0	2.3	507.8	—	774.1
Cash and cash equivalents at end of period	$234.1	$1.4	$606.0	$—	$841.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Subsequent to December 31, 2012, we realigned certain operations in an effort to strengthen our ability to service customers and to recognize certain organizational efficiencies. Our Utilities business, formerly part of our AWP segment, is now consolidated within our Cranes segment. Our Crane America Services business, formerly part of our MHPS segment, and our legacy AWP services business, formerly part of our AWP segment, are now consolidated within our Cranes segment and will be run together as our Terex Services business. The historical results have been reclassified to reflect these changes.

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

Overview

Overall, our performance in the first half of 2013 was somewhat disappointing. We did not experience the net sales growth we were expecting as the sales environment has softened compared to what we originally anticipated for 2013. The reduced net sales was a primary cause of our income from operations being below our expectations.

The performance among our segments in the first half of 2013 was mixed. Our results match the trends we have observed on a macroeconomic level with the market environment for some of our categories of equipment showing pockets of strength and others showing weakened demand. Our AWP segment performed well in the first half of 2013 and continued to see strong replacement demand for its products in the North American rental channel as well as early signs of replacement demand in some international markets. We are encouraged by AWP’s year-over-year improvement in backlog and expect strong demand for AWP products, particularly in North America, to continue for the remainder of 2013. Our MP segment reported solid results, delivering double digit operating margins. This was a result of good operational execution by this segment in a challenging business environment.

Our MHPS, Cranes and Construction segments all experienced lower revenues in the first half of 2013 than originally anticipated. As a result, we took substantive actions in the second quarter to further adjust the cost structure of these three segments and to align our workforce with the demands of these businesses. The benefits to our stakeholders from these actions are expected to have a meaningful impact on our future results, particularly in 2014 and beyond. See Note J - “Restructuring and Other Charges” in our Condensed Consolidated Financial Statements for a detailed description of our restructuring activities, including the reasons, timing and costs associated with such actions.

Our Cranes segment reported a modest growth in net sales, however backlog was down significantly year-over-year as we have experienced softer global markets than we anticipated, particularly in Europe and Latin America, while Australia remains down as expected. Quoting activity continues to be strong, however, financing and project delays have impacted the timing of order realization.

We still have challenges in our Construction and MHPS segments. Our European based Construction businesses continue to experience weak demand, as the market remains soft globally for dirt and scrap handling equipment. We continue to focus on streamlining our Construction segment as we sold a number of compact construction component manufacturing businesses in Germany during the second quarter. Our Port Solutions business experienced a 26% decline in net sales and our Material Handling business experienced a 13% decline in net sales. Despite this, the backlog for MHPS has increased significantly year-over-year as the existing large port equipment orders are now deliverable in the next 12 months. We expect stronger MHPS performance in the second half of 2013 as we begin to deliver increased revenue from their large backlog. In addition, we believe the restructuring actions we have taken will help return this segment back to profitability.

We generated free cash flow of approximately $175 million in the first half of 2013. As a result of the lower income from operations expected for 2013, resulting from our revised guidance announced in June 2013, we are now expecting to generate over $400 million in free cash flow in 2013.

In May 2013, we retired approximately $220 million of senior bank debt, further executing our plan of deleveraging the Company. In July 2013, we acquired approximately 14% of the shares of Terex Material Handling & Port Solutions AG (“TMHPS AG”) for approximately $225 million. As we now own over 95% of the shares of TMHPS AG, we have initiated a squeeze-out process that will lead to us owning 100% of TMHPS AG. These actions are consistent with our plans to simplify our capital structure as this will eliminate the obligation to make guaranteed payments to the minority shareholders and will also remove the financial and administrative burden of maintaining the entity as a German public company. We believe our liquidity after the acquisition of additional shares in TMHPS AG continues to be sufficient to meet our business plans. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.
Looking ahead to the second half of 2013, we remain focused on improving profit through continued vigilance on pricing and operating costs. We continue to work towards integrating our businesses more thoroughly and generating consistent free cash flow. The actions we have taken provide us with confidence in the near-term execution of our revised plan. We expect to achieve 2013 earnings per share of between $1.90 and $2.10 (excluding restructuring and unusual items) on net sales of between $7.5 billion and $7.7 billion.

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

Terex management and the Board of Directors use ROIC as one of the primary measures to assess operational performance, including in connection with certain compensation programs. We use ROIC as a unifying metric because we believe that it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe that ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe that adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at June 30, 2013 was 5.6%.

The amounts described below are reported in millions of U.S. dollars, except for the effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Jun ’13	Mar ’13	Dec ’12	Sep ’12	Jun ’12
Provision for (benefit from) income taxes	$28.1	$15.3	$(7.5)	$8.8
Divided by: Income (loss) before income taxes	47.7	34.6	(36.5)	37.1
Effective tax rate	58.9%	44.2%	20.5%	23.7%
Income (loss) from operations as adjusted	$85.6	$68.9	$26.3	$132.6
Multiplied by: 1 minus Effective tax rate	41.1%	55.8%	79.5%	76.3%
Adjusted net operating income (loss) after tax	$35.2	$38.4	$20.9	$101.2
Debt (as defined above)	$1,870.4	$2,082.5	$2,098.7	$2,063.8	$2,402.8
Less: Cash and cash equivalents	(548.2)	(729.7)	(678.0)	(542.6)	(841.5)
Debt less Cash and cash equivalents	$1,322.2	$1,352.8	$1,420.7	$1,521.2	$1,561.3
Total Terex Corporation stockholders’ equity as adjusted	$2,042.7	$2,053.8	$2,103.7	$2,149.2	$2,089.2
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$3,364.9	$3,406.6	$3,524.4	$3,670.4	$3,650.5

June 30, 2013 ROIC	5.6%
NOPAT as adjusted (last 4 quarters)	$195.7
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$3,523.4

	Three months ended 6/30/13	Three months ended 3/31/13	Three months ended 12/31/12	Three months ended 9/30/12
Reconciliation of income (loss) from operations:
Income (loss) from operations as reported	$85.3	68.4	27.9	$131.9
(Income) loss from operations for TFS	0.3	0.5	(1.6)	0.7
Income (loss) from operations as adjusted	$85.6	$68.9	$26.3	$132.6

Reconciliation of Terex Corporation stockholders’ equity:	As of 6/30/13	As of 3/31/13	As of 12/31/12	As of 9/30/12	As of 6/30/12
Terex Corporation stockholders’ equity as reported	$1,955.8	$1,957.5	$2,007.7	$2,054.6	$1,989.6
TFS Assets	(139.7)	(147.5)	(150.9)	(142.3)	(129.9)
Redeemable noncontrolling interest	226.6	243.8	246.9	236.9	229.5
Terex Corporation stockholders’ equity as adjusted	$2,042.7	$2,053.8	$2,103.7	$2,149.2	$2,089.2

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Consolidated

	Three Months Ended June 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,908.2	—	$2,011.5	—	(5.1)%
Gross profit	$356.5	18.7%	$428.6	21.3%	(16.8)%
SG&A	$271.2	14.2%	$253.6	12.6%	6.9%
Income from operations	$85.3	4.5%	$175.0	8.7%	(51.3)%

Net sales for the three months ended June 30, 2013 decreased $103.3 million when compared to the same period in 2012.  Our AWP segment had significant growth in net sales from continued rental channel replenishment, particularly in North America, and also experienced growth in Latin America and other international markets. Our Cranes segment also experienced net sales growth although at a lower rate. However, the impact of weak demand in European and other markets on our Construction, MHPS and, to a lesser extent, MP segments more than offset those net sales increases.

Gross profit for the three months ended June 30, 2013 decreased $72.1 million when compared to the same period in 2012. Approximately $41 million of restructuring and related charges impacted gross profit in the current year period. The remaining decrease in gross profit was primarily attributable to the reduced overall net sales volume. Our AWP segment’s gross profit improved from the prior year period, offset by decreased gross profit in the other four segments.

SG&A costs increased for the three months ended June 30, 2013 by $17.6 million when compared to the same period in 2012.  Approximately $24 million of restructuring and related charges affected SG&A costs in the current year period.

Income from operations for the three months ended June 30, 2013 decreased $89.7 million when compared to the same period in 2012.  The decrease was primarily due to approximately $65 million of restructuring and related charges as well as the impact of decreased net sales.

Aerial Work Platforms

	Three Months Ended June 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$606.6	—	$516.6	—	17.4%
Gross profit	$147.0	24.2%	$121.3	23.5%	21.2%
SG&A	$45.8	7.6%	$43.2	8.4%	6.0%
Income from operations	$101.2	16.7%	$78.1	15.1%	29.6%

Net sales for the AWP segment for the three months ended June 30, 2013 increased $90.0 million when compared to the same period in 2012.  Net sales improvement was primarily due to continued replacement demand from the North American rental channel, as well as increased demand arising from the early stages of replacement demand in many international markets.

Gross profit for the three months ended June 30, 2013 increased $25.7 million when compared to the same period in 2012.  Increased net sales, improved price realization and the mix of product sales contributed approximately $26 million to the improvement in gross profit.

SG&A costs for the three months ended June 30, 2013 increased $2.6 million when compared to the same period in 2012.  Higher selling and marketing costs associated with higher net sales increased SG&A spending by approximately $2 million as compared to the prior year period. Additionally, the allocation of corporate costs was approximately $2 million higher in the current year period.

Income from operations for the three months ended June 30, 2013 increased $23.1 million when compared to the same period in 2012.  The increase was due to the items noted above, particularly increased net sales volume and gross profit, partially offset by higher SG&A costs.

Construction

	Three Months Ended June 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$274.8	—	$388.8	—	(29.3)%
Gross profit	$31.1	11.3%	$48.7	12.5%	(36.1)%
SG&A	$36.1	13.1%	$39.1	10.1%	(7.7)%
Income (loss) from operations	$(5.0)	(1.8)%	$9.6	2.5%	*

*	Not meaningful as a percentage

Net sales in the Construction segment for the three months ended June 30, 2013 decreased by $114.0 million when compared to the same period in 2012. Demand for Construction products remained weak, particularly in Europe. Decreased demand for our large trucks, material handlers and compact construction equipment negatively impacted net sales in the current year period.

Gross profit for the three months ended June 30, 2013 decreased $17.6 million when compared to the same period in 2012.  The decrease was primarily due to lower net sales for our large trucks, material handlers and compact construction product lines and an unfavorable geographic mix primarily as a result of decreased sales in Europe.

SG&A costs for the three months ended June 30, 2013 decreased $3.0 million when compared to the same period in 2012.  Cost reduction activities taken in prior periods are reflected in lower current period SG&A costs. However, approximately $3 million of restructuring and related charges affected SG&A costs in the current year period.

Income (loss) from operations for the three months ended June 30, 2013 declined $14.6 million when compared to the same period in 2012.  The loss was primarily due to the impact of lower net sales.

Cranes

	Three Months Ended June 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$521.2	—	$505.1	—	3.2%
Gross profit	$84.8	16.3%	$102.9	20.4%	(17.6)%
SG&A	$61.4	11.8%	$53.3	10.6%	15.2%
Income from operations	$23.4	4.5%	$49.6	9.8%	(52.8)%

Net sales for the Cranes segment for the three months ended June 30, 2013 increased by $16.1 million when compared to the same period in 2012.  Improved demand for our larger crawler cranes in Europe and the Middle East, truck cranes in North America and all terrain cranes in Asia, contributed to the improvement in net sales. These improvements were partially offset by lower net sales of our mobile cranes in Latin America and Australia.

Gross profit for the three months ended June 30, 2013 decreased by $18.1 million when compared to the same period in 2012. Approximately $15 million of restructuring and related charges impacted gross profit in the current year period. The remaining decrease was primarily due to the mix of product sales with lower margins in the current year period.

SG&A costs for the three months ended June 30, 2013 increased $8.1 million over the same period in 2012. This was primarily due to approximately $4 million of higher selling. marketing and engineering costs in the current year period. Additionally, the allocation of corporate costs was approximately $3 million higher in the current year period.

Income from operations for the three months ended June 30, 2013 decreased $26.2 million when compared to the same period in 2012, resulting primarily from restructuring and related costs and higher SG&A costs in the current year period.

Material Handling & Port Solutions

	Three Months Ended June 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$369.8	—	$442.8	—	(16.5)%
Gross profit	$48.6	13.1%	$102.0	23.0%	(52.4)%
SG&A	$105.8	28.6%	$91.2	20.6%	16.0%
Income (loss) from operations	$(57.2)	(15.5)%	$10.8	2.4%	*

*	Not meaningful as a percentage

Net sales for the MHPS segment for the three months ended June 30, 2013 decreased $73.0 million when compared to the same period in 2012. Weak demand across several geographies including Europe, China and India, has significantly reduced net sales in both businesses in this segment.

Gross profit for the three months ended June 30, 2013 decreased $53.4 million when compared to the same period in 2012. Approximately $26 million of restructuring and related charges impacted gross profit in the current year period. The remaining decrease in gross profit was primarily attributable to the reduced overall net sales volume.

SG&A costs for the three months ended June 30, 2013 increased $14.6 million when compared to the same period in 2012. Approximately $21 million of restructuring and related charges affected SG&A costs in the current year period. This was partially offset by cost reduction activities taken in prior periods that positively impacted SG&A by approximately $8 million.

Income (loss) from operations for the three months ended June 30, 2013 decreased $68.0 million when compared to the same period in 2012. These results were primarily driven by restructuring and related charges and the impact of lower net sales volume.

Materials Processing

	Three Months Ended June 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$176.3	—	$190.3	—	(7.4)%
Gross profit	$42.0	23.8%	$45.9	24.1%	(8.5)%
SG&A	$17.5	9.9%	$17.3	9.1%	1.2%
Income from operations	$24.5	13.9%	$28.6	15.0%	(14.3)%

Net sales in the MP segment for the three months ended June 30, 2013 decreased by $14.0 million when compared to the same period in 2012. The decline in net sales was impacted by weakness in minerals driven markets such as Australia and South America, as well as general construction weakness in Europe. However, our business remained strong in North America driven by replacement demand.

Gross profit for the three months ended June 30, 2013 decreased by $3.9 million when compared to the same period in 2012.  The decrease was primarily due to lower net sales volume when compared to the same period in 2012.

SG&A costs for the three months ended June 30, 2013 increased by $0.2 million when compared to the same period in 2012, essentially flat compared to the prior year period.

Income from operations for the three months ended June 30, 2013 was $24.5 million, a decrease of $4.1 million from the comparable period in 2012. This was driven primarily by lower net sales volume.

Corporate / Eliminations

	Three Months Ended June 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(40.5)	—	$(32.1)	—	*
Loss from operations	$(1.6)	*	$(1.7)	*	*

*	Not meaningful as a percentage

The net sales amounts include the elimination of intercompany sales activity among segments.

Interest Expense, Net of Interest Income

During the three months ended June 30, 2013, our interest expense net of interest income was $29.6 million, or $14.8 million lower than the same period in the prior year. This improvement was primarily driven by the capital market activities in 2012 and continued paydown of debt in 2013, which generally resulted in lower cost debt being used to pay off higher cost debt as well as decreasing our debt balances.

Loss on early extinguishment of debt

On May 16, 2013, the Company repaid $110.0 million of the outstanding U.S. dollar denominated senior term bank debt and €83.5 million of the outstanding Euro denominated term bank debt under the 2011 Credit Agreement. The Company recorded a loss of $5.2 million on early extinguishment of debt in the three months ended June 30, 2013 related to acceleration of unamortized debt acquisition costs and original issue discount associated with the term debt. Following the effectiveness of the Domination and Profit and Loss Transfer Agreement (“DPLA”) between the Company and Demag Cranes AG, on May 11, 2012, we repaid the debt outstanding on the Demag Cranes AG credit facility and the facility was terminated. A loss of $2.4 million on early extinguishment of debt was recorded in the three months ended June 30, 2012, related to acceleration of unamortized debt acquisition costs associated with this facility.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended June 30, 2013 was expense of $2.8 million, a change of $0.8 million when compared to the same period in the prior year. The lower expense was primarily due to approximately $3 million for the reversal of guaranteed payments to noncontrolling interest holders in the current year period, partially offset by losses incurred on the sale of assets in the current year period.

Income Taxes

During the three months ended June 30, 2013, we recognized an income tax expense of $28.1 million on income of $47.7 million, an effective tax rate of 58.9%, as compared to an income tax expense of $44.1 million on income of $124.6 million, an effective tax rate of 35.4%, for the three months ended June 30, 2012.  The higher effective tax rate for the three months ended June 30, 2013 was primarily due to losses that did not produce tax benefits having a greater impact in the current period and a provision for uncertain tax positions in the current period compared to a tax benefit for uncertain tax positions in the prior period.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Consolidated

	Six Months Ended June 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$3,631.3	—	$3,830.9	—	(5.2)%
Gross profit	$684.0	18.8%	$759.4	19.8%	(9.9)%
SG&A	$530.3	14.6%	$520.6	13.6%	1.9%
Income from operations	$153.7	4.2%	$238.8	6.2%	(35.6)%

Net sales for the six months ended June 30, 2013 decreased $199.6 million when compared to the same period in 2012.  Our AWP segment had significant growth in net sales from continued rental channel replenishment, particularly in North America, and also experienced growth in Latin America and other international markets. Our Cranes segment also experienced net sales growth although at a lower rate. However, the impact of weak demand in European and other markets on our Construction, MHPS and, to a lesser extent, MP segments more than offset those net sales increases.

Gross profit for the six months ended June 30, 2013 decreased $75.4 million when compared to the same period in 2012. Approximately $45 million of restructuring and related charges impacted gross profit in the current year period. The remaining decrease in gross profit was primarily attributable to the reduced overall net sales volume. Our AWP segment’s gross profit improved from the prior year period, offset by decreased gross profit in the other four segments.

SG&A costs increased for the six months ended June 30, 2013 by $9.7 million when compared to the same period in 2012. Approximately $26 million of restructuring and related charges affected SG&A costs in the current year period. These charges were partially offset by lower SG&A costs resulting from actions taken in prior periods to lower our cost structure as well as from a charge taken in the prior year period for an acquisition related note receivable that did not recur in the current year period.

Income from operations for the six months ended June 30, 2013 was $153.7 million, a decrease of $85.1 million when compared to the same period in 2012.  The decrease was primarily due to approximately $71 million of restructuring and related charges as well as the impact of decreased net sales.

Aerial Work Platforms

	Six Months Ended June 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,115.7	—	$936.4	—	19.1%
Gross profit	$265.5	23.8%	$200.4	21.4%	32.5%
SG&A	$91.9	8.2%	$83.1	8.9%	10.6%
Income from operations	$173.6	15.6%	$117.3	12.5%	48.0%

Net sales for the AWP segment for the six months ended June 30, 2013 increased $179.3 million when compared to the same period in 2012.  We continued to see growth from replacement-based demand in the North American rental channels for our aerial work platform products as well as increased demand arising from the early stages of replacement demand in many international markets.

Gross profit for the six months ended June 30, 2013 was $265.5 million, an increase of $65.1 million when compared to the same period in 2012.  Increased net sales, improved price realization and the mix of product sales, contributed approximately $68 million to the improvement in gross profit.

SG&A costs for the six months ended June 30, 2013 increased $8.8 million when compared to the same period in 2012.  Higher selling and marketing costs associated with higher net sales increased SG&A spending by approximately $5 million as compared to the prior year period. Additionally, the allocation of corporate costs was approximately $4 million higher in the current year period.

Income from operations for the six months ended June 30, 2013 was $173.6 million, an increase of $56.3 million when compared to the same period in 2012.  The increase was due to the items noted above, particularly increased net sales volume, partially offset by higher SG&A costs.

Construction

	Six Months Ended June 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$554.6	—	$751.9	—	(26.2)%
Gross profit	$52.0	9.4%	$85.6	11.4%	(39.3)%
SG&A	$70.1	12.6%	$76.0	10.1%	(7.8)%
Income (loss) from operations	$(18.1)	(3.3)%	$9.6	1.3%	*

*	Not meaningful as a percentage

Net sales in the Construction segment for the six months ended June 30, 2013 decreased by $197.3 million when compared to the same period in 2012. Demand for our Construction products have significantly weakened, particularly in Europe. Decreased demand for our large trucks, material handlers and compact construction equipment negatively impacted net sales in the current year period.

Gross profit for the six months ended June 30, 2013 was $52.0 million, a decrease of $33.6 million when compared to the same period in 2012.  The decrease was primarily due to lower net sales for our large trucks, material handlers and compact construction product lines and an unfavorable geographic mix primarily as a result of decreased sales in Europe. Additionally, charges taken in connection with the sale of a portion of the roadbuilding businesses decreased gross profit by approximately $3 million.

SG&A costs for the six months ended June 30, 2013 decreased $5.9 million when compared to the same period in 2012.  Cost reduction activities taken in prior periods are reflected in lower current period SG&A costs. Additionally, the allocation of corporate costs was approximately $3 million lower in the current year period. However, approximately $3 million of restructuring and related charges affected SG&A costs in the current year period.

Income (loss) from operations for the six months ended June 30, 2013 was a loss of $18.1 million, a decline of $27.7 million when compared to the same period in 2012.  The decline was primarily due to the impact of lower net sales.

Cranes

	Six Months Ended June 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$992.1	—	$960.3	—	3.3%
Gross profit	$170.7	17.2%	$177.8	18.5%	(4.0)%
SG&A	$114.8	11.6%	$115.2	12.0%	(0.3)%
Income from operations	$55.9	5.6%	$62.6	6.5%	(10.7)%

Net sales for the Cranes segment for the six months ended June 30, 2013 increased by $31.8 million when compared to the same period in 2012.  Increased demand for our rough terrain cranes, particularly in the Middle East, truck cranes in North America and all terrain cranes in Asia contributed to the improvement in net sales. These improvements were partially offset by lower net sales for our mobile cranes in Latin America and Australia.

Gross profit for the six months ended June 30, 2013 decreased by $7.1 million when compared to the same period in 2012. Approximately $15 million of restructuring and related charges impacted gross profit in the current year period. This decrease was partially offset by improved price realization and benefits from cost reduction activities implemented in the prior year.

SG&A costs for the six months ended June 30, 2013 decreased $0.4 million over the same period in 2012. Approximately $5 million higher selling, marketing and engineering costs were incurred in the current year period. Additionally, the allocation of corporate costs was approximately $6 million higher in the current year period. However, a $12 million charge in the prior year period related to the write down of an acquisition related note did not recur in the current year period.

Income from operations for the six months ended June 30, 2013 decreased $6.7 million when compared to the same period in 2012, resulting primarily from restructuring and related costs.

Material Handling & Port Solutions

	Six Months Ended June 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$709.0	—	$880.9	—	(19.5)%
Gross profit	$117.3	16.5%	$202.1	22.9%	(42.0)%
SG&A	$203.6	28.7%	$190.7	21.6%	6.8%
Income (loss) from operations	$(86.3)	(12.2)%	$11.4	1.3%	*

*	Not meaningful as a percentage

Net sales for the MHPS segment for the six months ended June 30, 2013 decreased $171.9 million when compared to the same period in 2012. Weak demand across several geographies, including Europe, South Africa and India, has significantly reduced net sales in both businesses in this segment.

Gross profit for the six months ended June 30, 2013 decreased $84.8 million when compared to the same period in 2012. Approximately $26 million of restructuring and related charges impacted gross profit in the current year period. The remaining decrease in gross profit was primarily attributable to the reduced overall net sales volume.

SG&A costs for the six months ended June 30, 2013 increased $12.9 million when compared to the same period in 2012. Approximately $24 million of restructuring and related charges affected SG&A costs in the current year period. This was partially offset by cost reduction activities taken in prior periods that positively impacted SG&A by approximately $15 million.

Income (loss) from operations for the six months ended June 30, 2013 decreased $97.7 million when compared to the same period in 2012. These results were primarily driven by restructuring and related charges and the impact of lower net sales volume.

Materials Processing

	Six Months Ended June 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$330.6	—	$359.5	—	(8.0)%
Gross profit	$73.7	22.3%	$81.0	22.5%	(9.0)%
SG&A	$37.5	11.3%	$37.1	10.3%	1.1%
Income from operations	$36.2	10.9%	$43.9	12.2%	(17.5)%

Net sales in the MP segment for the six months ended June 30, 2013 decreased by $28.9 million when compared to the same period in 2012. The decline in net sales was impacted by weakness in minerals driven markets such as Australia and South America, as well as general construction weakness in Europe. However, our business remained strong in North America driven by replacement demand.

Gross profit for the six months ended June 30, 2013 decreased by $7.3 million when compared to the same period in 2012.  The decrease was primarily due to lower net sales volume.

SG&A costs for the six months ended June 30, 2013 increased by $0.4 million when compared to the same period in 2012 essentially flat compared to the prior year period.

Income from operations for the six months ended June 30, 2013 was $36.2 million, a decrease of $7.7 million from the comparable period in 2012. This was driven primarily by lower net sales.

Corporate / Eliminations

	Six Months Ended June 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(70.7)	—	$(58.1)	—	*
Loss from operations	$(7.6)	*	$(6.0)	*	*

*	Not meaningful as a percentage

The net sales amounts include the elimination of intercompany sales activity among segments.

Interest Expense, Net of Interest Income

During the six months ended June 30, 2013, our interest expense net of interest income was $61.3 million or $21.0 million lower than the same period in the prior year. This improvement was primarily driven by the capital market activities in 2012 and continued paydown of debt in 2013, which generally resulted in lower cost debt being used to pay off higher cost debt as well as decreasing our debt balances.

Loss on early extinguishment of debt

On May 16, 2013, the Company repaid $110.0 million of the outstanding U.S. dollar denominated senior term bank debt and €83.5 million of the outstanding Euro denominated term bank debt under the 2011 Credit Agreement. The Company recorded loss of $5.2 million on early extinguishment of debt was recorded in the six months ended June 30, 2013, related to acceleration of unamortized debt acquisition costs and original issue discount associated with the term debt. Following the effectiveness of the DPLA, on May 11, 2012, we repaid the debt outstanding on the Demag Cranes AG credit facility and the facility was terminated. A loss of $2.4 million on early extinguishment of debt was recorded in the six months ended June 30, 2012, related to acceleration of unamortized debt acquisition costs associated with this facility.

Other Income (Expense) – Net

Other income (expense) – net for the six months ended June 30, 2013 was expense of $4.9 million compared to income of $0.9 million in 2012, a decrease of $5.8 million when compared to the same period in the prior year.  The changes were driven by losses incurred on the sale of assets in the current year period compared to a gains realized in the prior year period related to the deconsolidation of a joint venture. This was partially offset by approximately $3 million for the reversal of guaranteed payments to noncontrolling interest holders in the current year period.

Income Taxes

During the six months ended June 30, 2013, we recognized an income tax expense of $43.4 million on income of $82.3 million, an effective tax rate of 52.7%, as compared to an income tax expense of $52.9 million on income of $155.0 million, an effective tax rate of 34.1%, for the six months ended June 30, 2012.  The higher effective tax rate for the six months ended June 30, 2013 was primarily due to losses that did not produce tax benefits having a greater impact in the current period and a provision for uncertain tax positions in the current period compared to a tax benefit for uncertain tax positions in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

We are continuing to focus on generating cash and promoting growth in 2013. Our free cash flow of approximately $175 million in the six months ended June 30, 2013. Based on our lowered outlook, we now anticipate to generate more than $400 million of free cash flow during 2013, lower than our previous guidance of over $500 million. During the second quarter we used available cash to repay approximately $220 million of senior term loans outstanding under our bank credit facilities.

The following table reconciles income from operations to free cash flow (in millions):

	Three months ended 6/30/13	Six months ended 6/30/13
Income from operations	$85.3	$153.7
Plus: Depreciation and amortization	39.9	78.3
Plus: Proceeds from sale of assets	7.7	40.7
Plus/minus: Changes in working capital	(73.7)	(56.2)
Less: Capital expenditures	(18.9)	(41.4)
Free cash flow	$40.3	$175.1

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets.  We had cash and cash equivalents of $548.2 million at June 30, 2013.  The majority of the cash held by our foreign subsidiaries is expected to be maintained locally because we plan to reinvest such cash and cash equivalents to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of these operations. Such cash could be used in the U.S., if necessary. Cash repatriated to the U.S. could be subject to incremental local and U.S. taxation. Currently, there are no trends, demands or uncertainties as a result of the Company’s cash re-investment policy that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility.

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

Our investment in financial services assets was approximately $140 million net at June 30, 2013, compared to approximately $150 million net investment at December 31, 2012. We remain focused on expanding TFS in key markets like the U.S., Europe and China. We also anticipate using TFS to drive incremental sales by increasing end-customer financing through TFS when we believe the investments are justified.

During 2013, our cash used in inventory was approximately $72 million as we made investments in businesses showing improved order and inquiry activity. We continue our program to increase inventory turns by sharing, throughout our Company, many of the best practices and lean manufacturing processes that several of our business units have implemented successfully. We expect these initiatives to reduce the level of inventory needed to support our business and allow us to reduce our manufacturing lead times, thereby reducing our working capital requirements. Working capital as percent of trailing three month annualized net sales was 23.4% at June 30, 2013. We continue to expect the ratio of working capital to trailing three months annualized sales to be approximately 22% at the end of 2013.

The following tables show the calculation of our working capital and trailing three months annualized sales as of June 30, 2013 (in millions):

Three months ended 6/30/13
Net Sales	$1,908.2
x	4
Trailing Three Month Annualized Net Sales	$7,632.8

As of 6/30/13
Inventories	$1,670.0
Trade Receivables	1,179.7
Less: Trade Accounts Payable	(735.8)
Less: Customer Advances	(331.1)
Total Working Capital	$1,782.8

We have a credit agreement that provides us with a revolving line of credit of up to $500 million. The revolving line of credit consists of $250 million of available domestic revolving loans and $250 million of available multicurrency revolving loans. We had $447.7 million available for borrowing under our revolving credit facilities at June 30, 2013. The credit agreement also allows incremental commitments, which may be extended at the option of the lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both as long as we satisfy a secured debt financial ratio contained in the credit facilities. We had no outstanding borrowings under our revolving credit facilities. We also had outstanding U.S. dollar and Euro denominated term loans in the amount of $487.8 million under our credit agreement as of June 30, 2013.

Interest rates charged under our credit agreement is subject to adjustment based on our consolidated leverage ratio. The U.S. dollar term loans bear interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 3.5%, with a floor of 1.0% on LIBOR. The Euro term loans bear interest at a rate of Euro Interbank Offer Rate (“EURIBOR”) plus 4.0%, with a floor of 1.0% on EURIBOR. At June 30, 2013, the weighted average interest rate on these term loans was 4.65%.

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

In July 2013, we acquired approximately 14% of the outstanding TMHPS AG shares for approximately $225 million. We have also initiated a squeeze-out process that will lead to us owning 100% of TMHPS AG. The minimum price that we will need to pay for the remaining outstanding shares is the three month volume weighted average price of the TMHPS AG shares prior to the initiation of the squeeze-out process.
Cash Flows

Cash provided by operations for the six months ended June 30, 2013 totaled $129.9 million, compared to $17.8 million for the six months ended June 30, 2012.  The change in cash from operations was primarily driven by lower tax payments in the six months ended June 30, 2013 as compared to the prior year period.

Cash used in investing activities for the six months ended June 30, 2013 was $1.4 million, compared to $41.0 million for the six months ended June 30, 2012. Proceeds from the sale of portions of our construction and roadbuilding products lines in the current year period compared to cash used for an investment in a joint venture in the prior year were the primary drivers of the change.

Cash used in financing activities was $240.2 million for the six months ended June 30, 2013, compared to cash provided by financing activities for the six months ended June 30, 2012 of $100.9 million. The issuance of the 6-1/2% Notes in March of 2012 was the primary driver of the change.

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

As of June 30, 2013, our maximum exposure to such credit guarantees was $56.4 million, including total credit guarantees issued by Terex Cranes Germany GmbH, part of our Cranes segment, and Genie Holdings, Inc. and its affiliates, part of our AWP segment, of $38.1 million and $8.6 million, respectively.  The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years.  Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

There can be no assurance that historical credit default experience will be indicative of future results.  Our ability to recover losses experienced from our guarantees may be affected by economic conditions in effect at the time of loss.

We issue, from time to time, residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  As described in Note M – “Litigation and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $4.2 million at June 30, 2013.  We are generally able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of June 30, 2013, our maximum exposure pursuant to buyback guarantees was $53.6 million.  We are generally able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $5 million for the estimated fair value of all guarantees provided as of June 30, 2013.

There can be no assurance that our historical experience in used equipment markets will be indicative of future results.  Our ability to recover losses from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies.  The major foreign currencies, among others, in which we do business are the Euro, British Pound and Australian Dollar.  We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts.  At June 30, 2013, we had foreign exchange contracts with a notional value of $539.8 million.

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

Powerscreen Patent Infringement Lawsuit

On December 6, 2010, we received an adverse jury verdict in the amount of $15.8 million in a patent infringement lawsuit brought against Powerscreen International Distribution Limited and Terex by Metso Minerals, Inc.in the United States District Court for the Eastern District of New York. We previously reported that we had appealed the verdict and believed we would ultimately succeed on appeal. On May 14, 2013, we prevailed on appeal and the jury verdict and judgment were reversed in our favor.

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

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (“ASU 2013-05”). The objective of ASU 2013-05 is to clarify the applicable guidance for the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective for annual and interim reporting periods beginning after December 15, 2013 with early adoption permitted. We are currently evaluating the impact that adoption will have on the determination or reporting of our financial results.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”), an amendment to ASC 740, “Income Taxes.” ASU 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We are currently evaluating the impact that adoption will have on the determination or reporting of our financial results.

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

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar when compared to functional currencies of our major markets, which include the Euro, British Pound and Australian Dollar. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures. At June 30, 2013, we had foreign exchange contracts with a notional value of $539.8 million.  The fair market value of these arrangements, which represents the cost to settle these contracts, was a net gain of $3.2 million at June 30, 2013.

At June 30, 2013, we performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating (loss) income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the three months ended June 30, 2013 would have changed the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period by approximately $2 million.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate, LIBOR and EURIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At June 30, 2013, approximately 32% of our debt was floating rate debt and the weighted average interest rate for all debt was 5.89%.

At June 30, 2013, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings effect on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at June 30, 2013 would have increased interest expense by approximately $1 million for the six months ended June 30, 2013.

Commodities Risk

Principal materials and components that we use in our manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. In the first half of 2013, minor, favorable input cost changes in steel and related products were partially off-set by increases in power train and certain other components.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2013, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2013.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the quarterly period ended June 30, 2013 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about our purchases during the quarter ended June 30, 2013 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
April 1, 2013 - April 30, 2013	—	$—	—	—
May 1, 2013 - May 31, 2013 (1)	2,472	$35.09	—	—
June 1, 2013 - June 30, 2013 (1)	3,287	$26.39	—	—
Total	5,759	$30.12	—	—
(1)In the second quarter of 2013, the Company accepted 5,759 shares of common stock from employees of the Company as payment for option exercises.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEREX CORPORATION
(Registrant)

Date:	July 26, 2013	/s/ Kevin P. Bradley
Kevin P. Bradley
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	July 26, 2013	/s/ Mark I. Clair
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

10.3
Amendment No. 1 to 1996 Terex Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.5 of the Form 10-K for the year ended December 31, 1999 of Terex Corporation, Commission File No. 1-10702). ***

10.4
Amendment No. 2 to 1996 Terex Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 of the Form 10-K for the year ended December 31, 1999 of Terex Corporation, Commission File No. 1-10702). ***

10.5
Terex Corporation Amended and Restated 2000 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008). ***

10.6
Form of Restricted Stock Agreement under the Terex Corporation 2000 Incentive Plan between Terex Corporation and participants of the 2000 Incentive Plan (incorporated by reference to Exhibit 10.4 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 1, 2005 and filed with the Commission on January 5, 2005). ***

10.7
Form of Option Agreement under the Terex Corporation 2000 Incentive Plan between Terex Corporation and participants of the 2000 Incentive Plan (incorporated by reference to Exhibit 10.5 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 1, 2005 and filed with the Commission on January 5, 2005). ***

10.8
Terex Corporation Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.10 of the Form 10-K for the year ended December 31, 2008 of Terex Corporation, Commission File No. 1-10702). ***

10.9
Terex Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 of the Form 10-Q for the quarter ended June 30, 2004 of Terex Corporation, Commission File No. 1-10702). ***

10.10
Amendment to the Terex Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008). ***

10.11
Terex Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 9, 2013 and filed with the Commission on May, 14, 2013). ***

10.12
Terex Corporation Amended and Restated 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 9, 2013 and filed with the Commission on May, 14, 2013). ***

10.13
Form of Restricted Stock Agreement (time based) under the Terex Corporation Amended and Restated 2009 Omnibus Incentive Plan between Terex Corporation and participants of the 2009 Omnibus Incentive Plan. ***

10.14
Form of Restricted Stock Agreement (performance based) under the Terex Corporation Amended and Restated 2009 Omnibus Incentive Plan between Terex Corporation and participants of the 2009 Omnibus Incentive Plan. ***

10.15
Amended and Restated Credit Agreement dated as of August 5, 2011, among Terex Corporation, certain of its subsidiaries, the Lenders named therein and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated August 5, 2011 and filed with the Commission August 10, 2011).

10.16
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

10.17
Guarantee and Collateral Agreement dated as of August 11, 2011, among Terex Corporation, certain of its subsidiaries, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated August 11, 2011 and filed with the Commission August 16, 2011).

10.18
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

10.19
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

10.20
Business Combination Agreement dated June 16, 2011, among Terex Corporation, Terex Industrial Holding AG and Demag Cranes AG (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated June 16, 2011 and filed with the Commission on June 21, 2011).

10.21
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