Form 10-Q
period 2013-09-30
TEREX CORP
filed 2013-10-25
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

F O R M   10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of outstanding shares of common stock:  111.4 million as of October 23, 2013.

The Exhibit Index begins on page 59.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of September 30, 2013 unless specifically noted otherwise, and includes financial information with respect to the subsidiaries of the Company listed below (all of which are 100%-owned) which were guarantors on September 30, 2013 (the “Guarantors”) of the Company’s 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”), its 6% Senior Notes Due 2021 (the “6% Notes”) and its 6-1/2% Senior Notes Due 2020 (the “6-1/2% Notes”).  See Note O – “Consolidating Financial Statements” to the Company’s September 30, 2013 Condensed Consolidated Financial Statements included in this Quarterly Report. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$1,810.6	$1,822.0	$5,441.9	$5,652.9
Cost of goods sold	(1,423.5)	(1,443.4)	(4,370.8)	(4,514.9)
Gross profit	387.1	378.6	1,071.1	1,138.0
Selling, general and administrative expenses	(246.2)	(246.7)	(776.5)	(767.3)
Income (loss) from operations	140.9	131.9	294.6	370.7
Other income (expense)
Interest income	1.5	1.3	5.0	6.4
Interest expense	(31.8)	(42.6)	(96.6)	(130.0)
Loss on early extinguishment of debt	—	(49.9)	(5.2)	(52.3)
Other income (expense) – net	(1.2)	(3.6)	(6.1)	(2.7)
Income (loss) from continuing operations before income taxes	109.4	37.1	191.7	192.1
(Provision for) benefit from income taxes	(20.8)	(8.8)	(64.2)	(61.7)
Income (loss) from continuing operations	88.6	28.3	127.5	130.4
Income (loss) from discontinued operations – net of tax	5.5	—	5.5	2.5
Gain (loss) on disposition of discontinued operations – net of tax	(0.4)	—	2.6	2.3
Net income (loss)	93.7	28.3	135.6	135.2
Net loss (income) attributable to noncontrolling interest	0.7	1.9	4.0	3.9
Net income (loss) attributable to Terex Corporation	$94.4	$30.2	$139.6	$139.1
Amounts attributable to Terex Corporation common stockholders:
Income (loss) from continuing operations	$89.3	$30.2	$131.5	$134.3
Income (loss) from discontinued operations – net of tax	5.5	—	5.5	2.5
Gain (loss) on disposition of discontinued operations – net of tax	(0.4)	—	2.6	2.3
Net income (loss) attributable to Terex Corporation	$94.4	$30.2	$139.6	$139.1
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.80	$0.27	$1.19	$1.22
Income (loss) from discontinued operations – net of tax	0.05	—	0.05	0.02
Gain (loss) on disposition of discontinued operations – net of tax	—	—	0.02	0.02
Net income (loss) attributable to Terex Corporation	$0.85	$0.27	$1.26	$1.26
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.77	$0.27	$1.13	$1.19
Income (loss) from discontinued operations – net of tax	0.04	—	0.05	0.02
Gain (loss) on disposition of discontinued operations – net of tax	—	—	0.02	0.02
Net income (loss) attributable to Terex Corporation	$0.81	$0.27	$1.20	$1.23
Weighted average number of shares outstanding in per share calculation
Basic	111.3	110.5	111.1	110.3
Diluted	116.2	113.3	116.0	113.2
Comprehensive income (loss)	$183.3	$71.8	$113.5	$152.1
Comprehensive loss (income) attributable to noncontrolling interest	0.7	1.9	4.0	3.9
Comprehensive income (loss) attributable to Terex Corporation	$184.0	$73.7	$117.5	$156.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$370.6	$678.0
Trade receivables (net of allowance of $46.3 and $38.8 at September 30, 2013 and December 31, 2012, respectively)	1,164.5	1,077.7
Inventories	1,742.9	1,715.6
Other current assets	325.5	326.1
Total current assets	3,603.5	3,797.4
Non-current assets
Property, plant and equipment – net	793.4	813.3
Goodwill	1,241.9	1,245.3
Intangible assets – net	448.9	474.4
Other assets	401.8	415.8
Total assets	$6,489.5	$6,746.2

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$90.5	$83.8
Trade accounts payable	709.8	635.5
Accrued compensation and benefits	242.4	226.2
Accrued warranties and product liability	96.5	97.6
Customer advances	312.1	312.9
Other current liabilities	376.6	352.8
Total current liabilities	1,827.9	1,708.8
Non-current liabilities
Long-term debt, less current portion	1,815.4	2,014.9
Retirement plans	429.0	430.7
Other non-current liabilities	239.4	313.6
Total liabilities	4,311.7	4,468.0
Commitments and contingencies
Redeemable noncontrolling interest	57.8	246.9
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 123.6 and 122.9 shares at September 30, 2013 and December 31, 2012, respectively	1.2	1.2
Additional paid-in capital	1,231.8	1,260.7
Retained earnings	1,607.3	1,467.7
Accumulated other comprehensive income (loss)	(146.2)	(124.1)
Less cost of shares of common stock in treasury – 13.1 and 13.0 shares at September 30, 2013 and December 31, 2012, respectively	(599.9)	(597.8)
Total Terex Corporation stockholders’ equity	2,094.2	2,007.7
Noncontrolling interest	25.8	23.6
Total stockholders’ equity	2,120.0	2,031.3
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$6,489.5	$6,746.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2013	2012
Operating Activities of Continuing Operations
Net income	$135.6	$135.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Discontinued operations	(8.1)	(4.8)
Depreciation and amortization	117.6	112.3
Deferred taxes	(6.1)	9.7
(Gain) loss on sale of assets	4.4	(8.8)
Loss on early extinguishment of debt	5.2	52.3
Stock-based compensation expense	30.0	22.1
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(95.9)	19.3
Inventories	(114.3)	(103.1)
Trade accounts payable	79.0	(13.1)
Customer advances	(3.3)	41.5
Other assets and liabilities	(35.8)	(174.9)
Other operating activities, net	54.8	51.1
Net cash provided by (used in) operating activities of continuing operations	163.1	138.8
Investing Activities of Continuing Operations
Capital expenditures	(60.9)	(56.1)
Other investments	—	(14.1)
Proceeds from sale of assets	45.2	31.3
Other investing activities, net	(0.7)	(5.2)
Net cash (used in) provided by investing activities of continuing operations	(16.4)	(44.1)
Financing Activities of Continuing Operations
Repayments of debt	(503.5)	(654.5)
Proceeds from issuance of debt	293.6	339.0
Purchase of noncontrolling interest	(228.1)	(3.2)
Distributions to noncontrolling interest	(18.4)	(4.9)
Other financing activities, net	8.5	(3.2)
Net cash provided by (used in) financing activities of continuing operations	(447.9)	(326.8)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6.2)	0.6
Net Increase (Decrease) in Cash and Cash Equivalents	(307.4)	(231.5)
Cash and Cash Equivalents at Beginning of Period	678.0	774.1
Cash and Cash Equivalents at End of Period	$370.6	$542.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)
NOTE A – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2012 has been derived from and should be read in conjunction with the audited Consolidated Balance Sheet as of that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013.

Cash and cash equivalents at September 30, 2013 and December 31, 2012 include $13.6 million and $12.4 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

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

Recent Accounting Pronouncements.  In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. In January 2013 the FASB issued ASU 2013-1, “Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities.” ASU 2013-1 limits the scope of ASU 2011-11 to disclosures about offsetting assets and liabilities related to derivatives accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” (“ASU 2012-02”). ASU 2012-02 amends the guidance in the ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment.  Under ASU 2012-02, an entity has the option of performing a qualitative assessment of whether it is more likely than not that the fair value of an entity’s indefinite-lived intangible asset is less than its carrying amount before calculating the fair value of the asset. If the conclusion is that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company would be required to calculate the fair value of the asset. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

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

Accounts Receivable and Allowance for Doubtful Accounts.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical customer review and current financial conditions.  The Company reviews its allowance for doubtful accounts at least quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectibility.  All other balances are reviewed on a pooled basis by type of receivable.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  There can be no assurance that the Company’s historical accounts receivable collection experience will be indicative of future results.  The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note M – “Litigation and Contingencies.”  Substantially all receivables were trade receivables at September 30, 2013 and December 31, 2012.

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the fair value based on the estimated future undiscounted cash flows are less than the carrying value.  Future cash flow projections include assumptions for future sales levels and the level of working capital needed to support each business.  The Company uses data developed by business segment management as well as macroeconomic data in making these calculations.  The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset. The Company recognized $2.3 million and $2.4 million of asset impairments for the three and nine months ended September 30, 2013, respectively. The Company recognized $0.2 million and $1.4 million of asset impairments for the three and nine months ended September 30, 2012, respectively.

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Nine Months Ended
September 30, 2013
Balance at beginning of period	$110.4
Accruals for warranties issued during the period	58.0
Changes in estimates	0.6
Settlements during the period	(63.9)
Foreign exchange effect/other	0.7
Balance at end of period	$105.8

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

The Construction segment designs, manufactures and markets heavy and compact construction equipment, roadbuilding equipment, as well as their related replacement parts and components. Customers use these products in construction and infrastructure projects, in building roads and bridges, in quarrying and mining operations and for material handling applications.

In 2013, the Company divested its Roadbuilding operations in Brazil and most of its Roadbuilding operations in Oklahoma City.

The Cranes segment designs, manufactures, markets, services and refurbishes rough terrain cranes, all terrain cranes, truck cranes, tower cranes, lattice boom crawler cranes, lattice boom truck cranes, utility equipment and truck-mounted cranes (boom trucks), as well as their related replacement parts and components. Customers use these products for construction, repair and maintenance of commercial buildings, manufacturing facilities, construction and maintenance of utility and telecommunication lines, tree trimming and certain construction and foundation drilling applications and a wide range of infrastructure projects. The segment also provides service and support for industrial cranes and aerial products in North America.

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

Subsequent to December 31, 2012, the Company realigned certain operations in an effort to strengthen its ability to service customers and to recognize certain organizational efficiencies. The Company’s Utilities business, formerly part of its AWP segment, is now consolidated within its Cranes segment. The Company’s Crane America Services business, formerly part of its MHPS segment, and its legacy AWP services business, formerly part of its AWP segment, are now consolidated within the Company’s Cranes segment and are run together as the Company’s Terex Services North America business. The historical results have been reclassified to give effect to these changes.

Business segment information is presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Sales
AWP	$533.3	$437.7	$1,649.0	$1,374.1
Construction	241.7	290.4	796.3	1,042.3
Cranes	453.0	516.1	1,445.1	1,476.4
MHPS	460.6	444.9	1,169.6	1,325.8
MP	147.7	149.9	478.3	509.4
Corporate and Other / Eliminations	(25.7)	(17.0)	(96.4)	(75.1)
Total	$1,810.6	$1,822.0	$5,441.9	$5,652.9
Income (loss) from Operations
AWP	$80.7	$57.9	$254.3	$175.2
Construction	(4.3)	(8.3)	(22.4)	1.3
Cranes	28.9	51.5	84.8	114.1
MHPS	18.5	17.4	(67.8)	28.8
MP	18.9	15.2	55.1	59.1
Corporate and Other / Eliminations	(1.8)	(1.8)	(9.4)	(7.8)
Total	$140.9	$131.9	$294.6	$370.7

	September 30, 2013	December 31, 2012
Identifiable Assets
AWP	$909.5	$835.8
Construction	1,120.4	1,124.7
Cranes	2,045.9	1,912.5
MHPS	2,939.0	2,946.4
MP	978.3	982.0
Corporate and Other / Eliminations	(1,503.6)	(1,055.2)
Total	$6,489.5	$6,746.2

NOTE C – INCOME TAXES

During the three months ended September 30, 2013, the Company recognized income tax expense of $20.8 million on income of $109.4 million, an effective tax rate of 19.0% as compared to income tax expense of $8.8 million on income of $37.1 million, an effective tax rate of 23.7%, for three months ended September 30, 2012.  The lower effective tax rate for the three months ended September 30, 2013 was primarily due to reductions in the provision for uncertain tax positions partially offset by the greater impact that income tax benefit items had in the three months ended September 30, 2012 due to the substantially lower profit before tax in that period.

During the nine months ended September 30, 2013, the Company recognized income tax expense of $64.2 million on income of $191.7 million, an effective tax rate of 33.5% as compared to income tax expense of $61.7 million on income of $192.1 million, an effective tax rate of 32.1%, for the nine months ended September 30, 2012.  The higher effective tax rate for the nine months ended September 30, 2013 was primarily due to losses that did not produce tax benefits having a greater impact in the current period than in the prior year period.

The Company and its subsidiaries conduct business globally and file income tax returns in U.S. federal, state and foreign jurisdictions, as required. From a tax perspective, major jurisdictions where the Company is often subject to examination by tax authorities include Australia, Germany, Italy, the United Kingdom and the U.S. Currently, various entities of the Company are under audit in Germany, Italy, the United Kingdom, the U.S. and elsewhere. With few exceptions, including certain subsidiaries in Germany that are under audit, the statute of limitations for the Company and its subsidiaries has, as a practical matter, expired for tax years prior to 2010.

The Company assesses uncertain tax positions for recognition, measurement and effective settlement. Where the Company has determined that its tax return filing position does not satisfy the more likely than not recognition threshold of ASC 740, “Income Taxes,” it has recorded no tax benefits. Where the Company has determined that a tax return filing position is more likely than not to be sustained, the Company has measured and recorded the largest amount of tax benefit greater than 50% likely to be realized. The Company recognizes accrued interest and penalties, if any, related to income taxes as (Provision for) benefit from income taxes in its Condensed Consolidated Statement of Income. The Company recorded an income tax benefit of $22.9 million for the three months ended September 30, 2013, from a net reduction in the provision for uncertain tax positions.

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

The Company evaluates the net realizable value of its deferred tax assets each reporting period. The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards. Historical information is supplemented by currently available information about future tax years. Realization requires sufficient taxable income to use deferred tax assets. The Company records a valuation allowance for each deferred tax asset for which realization is not assessed as more likely than not. In particular, the assessment by the Company that deferred tax assets will be realized consider available evidence including: (i) estimates of future taxable income generated from various sources, including the continued recovery of operations in the United Kingdom and anticipated future recovery in Brazil, (ii) the reversal of taxable temporary differences, (iii) the anticipated combination of certain businesses in the United Kingdom in the future, which were weighed against losses in the United Kingdom in late 2008 through 2010 and, (iv) 2011 losses in Brazil. If the current estimates of future taxable income are not realized or future estimates of taxable income are reduced, then the assessment regarding the realization of deferred tax assets in certain jurisdictions, including Brazil and the United Kingdom, could change and have a material impact on the statement of income.

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

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$—	$—	$—	$—
Loss from discontinued operations before income taxes	$—	$—	$—	$—
(Provision for) benefit from income taxes	5.5	—	5.5	2.5
Income (loss) from discontinued operations – net of tax	$5.5	$—	$5.5	$2.5

Gain (loss) on disposition of discontinued operations	$—	$—	$3.5	$2.7
(Provision for) benefit from income taxes	(0.4)	—	(0.9)	(0.4)
Gain (loss) on disposition of discontinued operations – net of tax	$(0.4)	$—	$2.6	$2.3

During the nine months ended September 30, 2013 and 2012, the Company recorded pre-tax gains of $3.5 million and $2.7 million, respectively, related to the sale of its Atlas business based on contractually obligated earnings based payments from the purchaser. The Company recorded a cumulative net loss on the sale of Atlas of approximately $11.0 million, net of tax, through September 30, 2013. During the three and nine months ended September 30, 2013, a tax benefit of $5.5 million was recognized in discontinued operations for the resolution of uncertain tax positions for certain pre-divestiture years in the Mining business. During the nine months ended September 30, 2012, a tax benefit of $2.5 million was recognized in discontinued operations for the resolution of uncertain tax positions for certain pre-divestiture years in the Mining business. During the three and nine months ended September 30, 2013 the company recorded a $0.4 million tax provision related to the sale of the Company’s Mining business. No assets and liabilities were remaining in discontinued operations entities in the Condensed Consolidated Balance Sheet as of September 30, 2013 and December 31, 2012.

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) from continuing operations attributable to Terex Corporation common stockholders	$89.3	$30.2	$131.5	$134.3
Income (loss) from discontinued operations–net of tax	5.5	—	5.5	2.5
Gain (loss) on disposition of discontinued operations–net of tax	(0.4)	—	2.6	2.3
Net income (loss) attributable to Terex Corporation	$94.4	$30.2	$139.6	$139.1
Basic shares:
Weighted average shares outstanding	111.3	110.5	111.1	110.3
Earnings per share – basic:
Income (loss) from continuing operations	$0.80	$0.27	$1.19	$1.22
Income (loss) from discontinued operations–net of tax	0.05	—	0.05	0.02
Gain (loss) on disposition of discontinued operations–net of tax	—	—	0.02	0.02
Net income (loss) attributable to Terex Corporation	$0.85	$0.27	$1.26	$1.26
Diluted shares:
Weighted average shares outstanding	111.3	110.5	111.1	110.3
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	4.9	2.8	4.9	2.9
Diluted weighted average shares outstanding	116.2	113.3	116.0	113.2
Earnings per share – diluted:
Income (loss) from continuing operations	$0.77	$0.27	$1.13	$1.19
Income (loss) from discontinued operations–net of tax	0.04	—	0.05	0.02
Gain (loss) on disposition of discontinued operations–net of tax	—	—	0.02	0.02
Net income (loss) attributable to Terex Corporation	$0.81	$0.27	$1.20	$1.23

The following table provides information to reconcile amounts reported on the Condensed Consolidated Statement of Comprehensive Income to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions):
Reconciliation of Amounts Attributable to Common Stockholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income (loss) from continuing operations	$88.6	$28.3	$127.5	$130.4
Noncontrolling interest attributed to (income) loss from continuing operations	0.7	1.9	4.0	3.9
Income (loss) from continuing operations attributable to common stockholders	$89.3	$30.2	$131.5	$134.3

Weighted average options to purchase 0.2 million of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during each of the three and nine months ended September 30, 2013 and 2012, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 0.4 million shares were outstanding during the three and nine months ended September 30, 2013, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance. Weighted average restricted stock awards of 0.3 million shares were outstanding during the three and nine months ended September 30, 2012, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance. ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

The 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”) described in Note K – “Long-Term Obligations” are dilutive to the extent the volume-weighted average price of the Common Stock for the period evaluated was greater than $16.25 per share and earnings from continuing operations were positive. The volume-weighted average price of the Common Stock was greater than $16.25 per share for each of the three and nine months ended September 30, 2013 and 2012. The number of shares that were contingently issuable for the 4% Convertible Notes during the three and nine months ended September 30, 2013 was 3.8 million. The number of shares that were contingently issuable for the 4% Convertible Notes during the three and nine months ended September 30, 2012 was 2.2 million. In August 2012, the Company repurchased approximately 25% of the principal amount outstanding of the 4% Convertible Notes. See Note K – “Long-Term Obligations.”

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	September 30, 2013	December 31, 2012
Finished equipment	$468.4	$485.4
Replacement parts	190.4	201.4
Work-in-process	586.2	507.4
Raw materials and supplies	497.9	521.4
Inventories	$1,742.9	$1,715.6

Reserves for lower of cost or market value, excess and obsolete inventory were $149.1 million and $135.6 million at September 30, 2013 and December 31, 2012, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	September 30, 2013	December 31, 2012
Property	$120.6	$123.0
Plant	409.9	396.9
Equipment	753.0	713.3
Property, plant and equipment – gross	1,283.5	1,233.2
Less: Accumulated depreciation	(490.1)	(419.9)
Property, plant and equipment – net	$793.4	$813.3

NOTE H – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	Construction	Cranes	MHPS	MP	Total
Balance at December 31, 2012, gross	$139.9	$438.8	$233.9	$732.8	$204.7	$1,750.1
Accumulated impairment	(38.6)	(438.8)	(4.2)	—	(23.2)	(504.8)
Balance at December 31, 2012, net (1)	101.3	—	229.7	732.8	181.5	1,245.3
Foreign exchange effect and other	0.3	—	0.5	(3.6)	(0.6)	(3.4)
Balance at September 30, 2013, gross	140.2	438.8	234.4	729.2	204.1	1,746.7
Accumulated impairment	(38.6)	(438.8)	(4.2)	—	(23.2)	(504.8)
Balance at September 30, 2013, net	$101.6	$—	$230.2	$729.2	$180.9	$1,241.9

(1)
Includes a $10.8 million net reclassification of goodwill from AWP to Cranes and a net $20.5 million reclassification from MHPS to Cranes related to segment realignment. See Note A – “Basis of Presentation.”

Intangible assets, net were comprised of the following as of September 30, 2013 and December 31, 2012 (in millions):

		September 30, 2013			December 31, 2012
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	8	$88.6	$46.3	$42.3	$87.9	$36.5	$51.4
Customer Relationships	15	353.5	98.2	255.3	353.5	78.9	274.6
Land Use Rights	57	18.2	1.4	16.8	17.0	1.1	15.9
Other	7	52.0	39.3	12.7	51.9	38.1	13.8
Total definite-lived intangible assets		$512.3	$185.2	$327.1	$510.3	$154.6	$355.7

Indefinite-lived intangible assets:
Tradenames		$121.8			$118.7
Total indefinite-lived intangible assets		$121.8			$118.7

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Aggregate Amortization Expense	$10.4	10.3	$32.3	32.0

Estimated aggregate intangible asset amortization expense (in millions) for the next five years is as follows:

2013	$37.5
2014	$36.2
2015	$35.0
2016	$33.5
2017	$29.7

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

The Company has used and may use forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions.  The primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar.  The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of Accumulated other comprehensive income until the underlying hedged transactions are reported in the Company’s Condensed Consolidated Statement of Comprehensive Income.  The Company has used and may use interest rate swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt and changes in the fair value of fixed rate debt.  Primary exposure includes movements in the London Interbank Offer Rate (“LIBOR”).

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

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At September 30, 2013, the Company had $536.3 million notional amount of currency exchange forward contracts outstanding, most of which mature on or before September 30, 2014.  The fair market value of these contracts at September 30, 2013 was a net gain of $4.8 million.  At September 30, 2013, $454.9 million notional amount ($4.5 million of fair value gains) of these forward contracts have been designated as, and are effective as, cash flow hedges of forecasted and specifically identified transactions.  During 2013 and 2012, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

The Company records the interest rate swap and foreign exchange contracts at fair value on a recurring basis.  There were no interest rate swaps recorded as of September 30, 2013 and December 31, 2012. The foreign exchange contracts designated as hedging instruments are categorized under Level 1 of the ASC 820 hierarchy and are recorded at September 30, 2013 and December 31, 2012 as a net asset of $4.8 million and net liability of $0.4 million, respectively.  See Note A – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. The fair values of these foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date. The fair values of these contracts are based on the contract rate specified at the anticipated contracts’ settlement date and quoted forward foreign exchange prices at the reporting date.

The Company uses forward foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions. Certain of these contracts have not been designated as hedging instruments. The foreign exchange contracts are accounted for as financial assets or financial liabilities and measured at fair value at the balance sheet date and are categorized under Level 1 of the ASC 820 hierarchy. The fair values of these foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date. Changes in the fair value of derivative financial instruments are recognized as gains or losses in Cost of goods sold or Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income.

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	September 30, 2013	December 31, 2012
Foreign exchange contracts	Other current assets	$10.3	$5.2
Liability Derivatives
Foreign exchange contracts	Other current liabilities	$5.5	$5.6
Total Derivatives		$4.8	$(0.4)

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	September 30, 2013	December 31, 2012
Foreign exchange contracts	Other current assets	$2.3	$1.2
Liability Derivatives
Foreign exchange contracts	Other current liabilities	$2.0	$—
Total Derivatives		$0.3	$1.2

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income and AOCI (in millions):

Gain (Loss) Recognized on Derivatives in Income:		Three Months Ended September 30,		Nine Months Ended September 30,
Fair Value Derivatives	Location	2013	2012	2013	2012
Interest rate contract	Interest expense	$—	$4.7	$—	$14.0
Gain (Loss) Recognized on Derivatives in AOCI:		Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Derivatives		2013	2012	2013	2012
Foreign exchange contracts		$0.6	$1.5	$3.5	$3.3
(Loss) Gain Reclassified from AOCI into Income (Effective):		Three Months Ended September 30,		Nine Months Ended September 30,
Account		2013	2012	2013	2012
Cost of goods sold		$1.2	$(1.8)	$0.6	$(4.7)
Other income (expense) – net		1.1	(1.9)	0.3	(6.0)
Total		$2.3	$(3.7)	$0.9	$(10.7)
Gain (Loss) Recognized on Derivatives (Ineffective) in Income:		Three Months Ended September 30,		Nine Months Ended September 30,
Account		2013	2012	2013	2012
Other income (expense) – net		$(1.6)	$2.6	$0.5	$4.9

The following table provides the effect of derivative instruments that are not designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (in millions):

Gain (Loss) Recognized on Derivatives not designated as hedges in Income:	Three Months Ended September 30,		Nine Months Ended September 30,
Account	2013	2012	2013	2012
Cost of goods sold	$0.5	$0.6	$0.8	$(1.4)
Other income (expense) – net	(0.5)	0.3	(1.4)	(0.7)
Total	$—	$0.9	$(0.6)	$(2.1)

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

Unrealized net gains (losses), net of tax, included in AOCI are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$2.5	$(1.8)	$(0.4)	$(3.6)
Additional gains (losses) – net	2.4	(0.4)	4.3	(2.7)
Amounts reclassified to earnings	(1.8)	1.9	(0.8)	6.0
Balance at end of period	$3.1	$(0.3)	$3.1	$(0.3)

The estimated amount of existing gains for derivative contracts recorded in AOCI as of September 30, 2013 that are expected to be reclassified into earnings in the next twelve months is $3.1 million.

NOTE J – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions. From time to time the Company may initiate certain restructuring programs to better utilize its workforce and optimize facility utilization to match the demand for its products.

During the second quarter of 2013, the Company established a restructuring program in the Construction segment related to the distribution organization for Europe, the Middle East and Asia. This program will result in a more decentralized distribution function. The program is expected to cost $1.9 million, result in the reduction of 19 team members and be completed in 2013.

During the second quarter of 2013, the Company established a restructuring program in the MHPS segment resulting in the consolidation of certain production facilities and the redesign of certain back office functions. The program is expected to cost $24.7 million, result in the reduction of 299 team members and be completed in 2014.

During the fourth quarter of 2012, the Company established a restructuring program in the Construction segment related to its compact construction operations in Germany to concentrate the segment on its core processes and competencies. This program resulted in the sale, closure or phase-out of several businesses in Germany. The program is expected to cost $11.7 million, result in the reduction of 250 team members and be completed in 2013.

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

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the nine months ended September 30, 2013, the cumulative amount of expenses incurred since inception of the programs from 2011 through 2013 and the total amount expected to be incurred (in millions):

	Amount incurred during the nine months ended September 30, 2013	Cumulative amount incurred through September 30, 2013	Total amount expected to be incurred
Construction	$2.1	$15.5	$15.5
MHPS	26.0	65.5	65.5
Total	$28.1	$81.0	$81.0

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the nine months ended September 30, 2013, the cumulative amount of expenses incurred since inception and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred in the nine months ended September 30, 2013	$27.8	$0.3	$—	$28.1
Cumulative amount incurred through September 30, 2013	$64.4	$6.8	$9.8	$81.0
Total amount expected to be incurred	$64.4	$6.8	$9.8	$81.0

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the nine months ended September 30, 2013 (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Restructuring reserve at December 31, 2012	$17.1	$0.2	$—	$17.3
Restructuring charges	27.8	0.3	—	28.1
Cash expenditures	(6.2)	(0.5)	—	(6.7)
Restructuring reserve at September 30, 2013	$38.7	$—	$—	$38.7

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

On May 16, 2013, the Company repaid $110.0 million of the outstanding U.S. dollar denominated term loan and €83.5 million of the outstanding Euro denominated term loan under the 2011 Credit Agreement. As a result of the repayment the Company recorded a loss on early extinguishment of debt of $5.2 million in the Condensed Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2013. During the three months ended September 30, 2013 the Company borrowed €170.0 million on its revolving credit line to fund its purchase of noncontrolling interest shares in Terex Material Handling & Port Solutions AG (“TMHPS AG”). The Company repaid €135.0 million of this borrowing with available cash during the three months ended September 30, 2013.

As of September 30, 2013 and December 31, 2012, the Company had $493.8 million and $710.1 million in U.S. dollar and Euro denominated term loans outstanding under the 2011 Credit Agreement. The Company had €35.0 million in revolving credit amounts outstanding as of September 30, 2013. The Company had no revolving credit amounts outstanding as of December 31, 2012.

The 2011 Credit Agreement incorporates facilities for issuance of letters of credit up to $300 million.  Letters of credit issued under the 2011 Credit Agreement letter of credit facility decrease availability under the $500 million revolving line of credit.  As of September 30, 2013 and December 31, 2012, the Company had letters of credit issued under the 2011 Credit Agreement that totaled $57.0 million and $45.4 million, respectively.  The 2011 Credit Agreement also permits the Company to have additional letter of credit facilities up to $200 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit.   The Company had letters of credit issued under the additional letter of credit facilities of the 2011 Credit Agreement that totaled $3.1 million as of September 30, 2013 and December 31, 2012.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2011 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $239.2 million and $275.5 million as of September 30, 2013 and December 31, 2012, respectively.

In total, as of September 30, 2013 and December 31, 2012, the Company had letters of credit outstanding of $299.3 million and $324.0 million, respectively.

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

The Company, as issuer of the 4% Convertible Notes, must separately account for the liability and equity components of the 4% Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods.  The Company allocated $54.3 million of the $172.5 million principal amount of the 4% Convertible Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through June 2015.  The Company recorded a related deferred tax liability of $19.4 million on the equity component. During the third quarter of 2012, the Company purchased approximately 25% of the outstanding 4% Convertible Notes.  The balance of the 4% Convertible Notes was $114.7 million at September 30, 2013.  The Company recognized interest expense of $9.4 million on the 4% Convertible Notes for the nine months ended September 30, 2013.  The interest expense recognized for the 4% Convertible Notes will increase as the discount is amortized using the effective interest method, which accretes the debt balance over its term to $128.8 million at maturity.  Interest expense on the 4% Convertible Notes throughout its term includes 4% annually of cash interest on the maturity balance of $128.8 million plus non-cash interest expense accreted to the debt balance as described.

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of September 30, 2013, as follows (in millions, except for quotes):

	Book Value	Quote	FV
6% Notes	$850.0	$1.01500	$863
4% Convertible Notes (net of discount)	$114.7	$2.12125	$243
6-1/2% Notes	$300.0	$1.05250	$316
2011 Credit Agreement Term Loan (net of discount) – USD	$341.1	$1.00500	$343
2011 Credit Agreement Term Loan (net of discount) – EUR	$200.1	$1.00750	$202

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

NOTE L – RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans – As of September 30, 2013, the Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”).  Participation in the Terex Plan for all employees has been frozen. Participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only. The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company’s policy generally to fund the Terex Plan based on the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds.

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

Information regarding the Company’s U.S. plans, including the SERP, was as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Components of net periodic cost:
Service cost	$0.3	$0.3	$0.8	$0.9
Interest cost	1.7	1.8	5.1	5.4
Expected return on plan assets	(2.3)	(2.2)	(6.8)	(6.6)
Amortization of prior service cost	—	—	0.1	0.1
Amortization of actuarial loss	1.1	1.3	3.3	3.8
Net periodic cost	$0.8	$1.2	$2.5	$3.6

	Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Components of net periodic cost:
Interest cost	$0.1	$0.1	$0.2	$0.3
Amortization of actuarial loss	—	—	0.1	0.1
Net periodic cost	$0.1	$0.1	$0.3	$0.4

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

Information regarding the Company’s non-U.S. plans was as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Components of net periodic cost:
Service cost	$2.1	$1.5	$6.2	$4.8
Interest cost	4.1	4.1	12.2	12.4
Expected return on plan assets	(1.8)	(1.7)	(5.2)	(5.0)
Employee contributions	(0.3)	(0.1)	(0.5)	(0.3)
Amortization of actuarial loss	1.4	0.2	4.1	0.6
Net periodic cost	$5.5	$4.0	$16.8	$12.5

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

Other

The Company’s outstanding letters of credit totaled $299.3 million at September 30, 2013.  The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

As of September 30, 2013 and December 31, 2012, the Company’s maximum exposure to such credit guarantees was $54.3 million and $64.3 million, respectively, including total guarantees issued by Terex Cranes Germany GmbH, part of the Cranes segment, of $36.2 million and $45.8 million, respectively; and Genie Holdings, Inc. and its affiliates (“Genie”), part of the AWP segment, of $7.8 million and $9.7 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  The maximum exposure for residual value guarantees issued by the Company totaled $2.6 million and $5.7 million as of September 30, 2013 and December 31, 2012, respectively.  The Company is generally able to mitigate some of the risk associated with these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of September 30, 2013 and December 31, 2012, the Company’s maximum exposure pursuant to buyback guarantees was $44.8 million and $73.8 million, respectively, including total guarantees issued by Genie of $9.9 million and $25.3 million, respectively. Included in the September 30, 2013 and December 31, 2012 amounts are guarantees issued by entities in the MHPS segment of $34.3 million and $43.6 million, respectively. The Company is generally able to mitigate some of the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $4 million and $6 million as of September 30, 2013 and December 31, 2012, respectively, for the estimated fair value of all guarantees provided.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$93.7	$28.3	$135.6	$135.2
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment, net of (provision for) benefit from taxes of $1.1, $0.4, $(1.8) and $(2.8) respectively	90.7	43.0	(26.4)	10.3
Derivative hedging adjustment, net of (provision for) benefit from taxes of $(1.5), $(1.4), $(0.9) and $(2.3) respectively	0.6	1.6	3.5	3.4
Debt and equity securities adjustment, net of (provision for) benefit from taxes of $0, $0.2, $0.6 and $(0.6), respectively	—	(0.4)	(1.9)	1.0
Pension Liability adjustment:
Amortization of actuarial (gain) loss, net of provision for (benefit from) taxes of $(0.8), $(5.5), $(2.3) and $(6.2) respectively	1.7	(4.0)	5.2	(1.7)
Amortization of prior service cost, net of provision for (benefit from) taxes of $0, $0, $0 and $0 respectively	—	—	0.1	0.1
Foreign exchange and other effects, net of (provision for) benefit from taxes of $1.4, $4.5, $1.2 and $4.9, respectively	(3.4)	3.3	(2.6)	3.8
Total pension liability adjustment	(1.7)	(0.7)	2.7	2.2
Other comprehensive income (loss)	89.6	43.5	(22.1)	16.9
Comprehensive income (loss)	183.3	71.8	113.5	152.1
Comprehensive loss (income) attributable to noncontrolling interest	0.7	1.9	4.0	3.9
Comprehensive income (loss) attributable to Terex Corporation	$184.0	$73.7	$117.5	$156.0

Changes in Accumulated Other Comprehensive Income
The table below presents changes in AOCI by component for the three and nine months ended September 30, 2013. All amounts are net of tax (in millions).

	Cumulative Translation Adjustments	Derivative Hedging Adjustments	Unrealized Gains and Losses on Debt and Equity Securities	Pension Liability Adjustments	Total
Beginning balance - January 1, 2013	$14.1	$(0.4)	$1.9	(139.7)	$(124.1)
Other comprehensive income before reclassifications	(75.6)	(2.9)	—	1.7	(76.8)
Amounts reclassified from AOCI (1)	(2.6)	0.6	(1.9)	1.8	$(2.1)
Net Other Comprehensive Income (Loss)	(78.2)	(2.3)	(1.9)	3.5	(78.9)
Ending balance - March 31, 2013	(64.1)	(2.7)	—	(136.2)	(203.0)
Other comprehensive income before reclassifications	(38.9)	4.8	—	(0.9)	(35.0)
Amounts reclassified from AOCI (1)	—	0.4	—	1.8	2.2
Net Other Comprehensive Income (Loss)	(38.9)	5.2	—	0.9	(32.8)
Ending balance - June 30, 2013	(103.0)	2.5	—	(135.3)	(235.8)
Other comprehensive income before reclassifications	90.7	2.4	—	(3.4)	89.7
Amounts reclassified from AOCI (1)	—	(1.8)	—	1.7	(0.1)
Net Other Comprehensive Income (Loss)	90.7	0.6	—	(1.7)	89.6
Ending balance - September 30, 2013	$(12.3)	$3.1	$—	(137.0)	$(146.2)

(1) See table on the next page for details about these reclassifications.

The table below presents reclassifications out of AOCI for the three and nine months ended September 30, 2013 (in millions).

	Three Months Ended September 30,	Nine Months Ended September 30,
Details about AOCI components	Amount reclassified from AOCI	Amount reclassified from AOCI	Affected line item in the statement where net income is presented
Cumulative translation adjustments:
Gain on sale of business	$—	$2.5	Other income (expense) - net
	—	0.1	(Provision for) benefit from income taxes
	$—	$2.6	Net of tax

Derivative hedging adjustment:
Foreign exchange contracts	$1.2	$0.6	Cost of goods sold
	1.2	0.5	Other income (expense) - net
	(0.6)	(0.3)	(Provision for) benefit from income taxes
	$1.8	$0.8	Net of tax

Unrealized gains and losses on debt and equity securities:
Gain on sale of securities	$—	$2.5	Other income (expense) - net
	—	(0.6)	(Provision for) benefit from income taxes
	$—	$1.9	Net of tax

Pension liability adjustment:
Prior service costs	$—	$(0.1)	(1)
Actuarial gain (losses)	(2.5)	(7.5)	(1)
	0.8	2.3	(Provision for) benefit from income taxes
	$(1.7)	$(5.3)	Net of tax

Total reclassifications	$0.1	$—	Net of tax

(1) These AOCI components are included in the computation of net periodic benefit cost. See Note L - Retirement Plans and Other Benefits for additional details.

During the nine months ended September 30, 2013, the Company granted 1.3 million shares of restricted stock to its employees with a weighted average grant date fair value of $34.11 per share.  Approximately 61% of these restricted stock awards vest ratably over a three-year period and approximately 39% cliff vest at the end of a three-year period.  Approximately 12% of the shares granted are based on performance targets containing a market condition.  The Company used the Monte Carlo method to determine grant date fair value of $43.64 per share for the awards with a market condition granted on February 27, 2013.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

Grant date
February 27, 2013
Dividend yields	—%
Expected volatility	60.03%
Risk free interest rate	0.35%
Expected life (in years)	3

During the nine months ended September 30, 2013, the Company issued approximately 53 thousand shares of its outstanding Common Stock which were contributed into a deferred compensation plan under a Rabbi Trust.

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
The following is a summary of redeemable noncontrolling interest as of September 30, 2013 (in millions):

Balance at January 1, 2013	$246.9
Redemptions and purchases	(174.5)
Accrued guaranteed payment obligations	2.9
Payments of guaranteed obligations	(18.4)
Foreign currency translation	0.9
Balance at September 30, 2013	$57.8
This obligation approximates the cost if all remaining shares were purchased by the Company on September 30, 2013 and is presented in the Condensed Consolidated Balance Sheet in Redeemable noncontrolling interest, which is considered temporary equity. During the three months ended September 30, 2013, the Company acquired approximately 14% of the shares of TMHPS AG for approximately $228 million, of which $174.5 million was recorded as a reduction of redeemable noncontrolling interest and $53.6 million was recorded as a reduction in additional paid-in capital for the excess of the purchase price over the carrying value of redeemable noncontrolling interest.

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2013
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$52.6	$783.9	$1,234.7	$(260.6)	$1,810.6
Cost of goods sold	(47.3)	(630.3)	(1,006.5)	260.6	(1,423.5)
Gross profit	5.3	153.6	228.2	—	387.1
Selling, general and administrative expenses	(0.2)	(59.4)	(186.6)	—	(246.2)
Income (loss) from operations	5.1	94.2	41.6	—	140.9
Interest income	67.5	88.6	2.2	(156.8)	1.5
Interest expense	(111.5)	(37.6)	(39.5)	156.8	(31.8)
Income (loss) from subsidiaries	101.9	3.7	0.2	(105.8)	—
Other income (expense) – net	(10.8)	1.3	8.3	—	(1.2)
Income (loss) from continuing operations before income taxes	52.2	150.2	12.8	(105.8)	109.4
(Provision for) benefit from income taxes	42.6	(49.3)	(14.1)	—	(20.8)
Income (loss) from continuing operations	94.8	100.9	(1.3)	(105.8)	88.6
Income (loss) from discontinued operations – net of tax	—	—	5.5	—	5.5
Gain (loss) on disposition of discontinued operations – net of tax	(0.4)	—	—	—	(0.4)
Net income (loss)	94.4	100.9	4.2	(105.8)	93.7
Net loss attributable to noncontrolling interest	—	—	0.7	—	0.7
Net income (loss) attributable to Terex Corporation	$94.4	$100.9	$4.9	$(105.8)	$94.4

Comprehensive income (loss), net of tax	$184.0	$102.3	$23.9	$(126.9)	$183.3
Comprehensive loss (income) attributable to noncontrolling interest	—	—	0.7	—	0.7
Comprehensive income (loss) attributable to Terex Corporation	$184.0	$102.3	$24.6	$(126.9)	$184.0

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2013
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$169.1	$2,395.3	$3,665.8	$(788.3)	$5,441.9
Cost of goods sold	(154.2)	(1,935.2)	(3,069.7)	788.3	(4,370.8)
Gross profit	14.9	460.1	596.1	—	1,071.1
Selling, general and administrative expenses	(9.4)	(172.8)	(594.3)	—	(776.5)
Income (loss) from operations	5.5	287.3	1.8	—	294.6
Interest income	199.7	242.0	7.3	(444.0)	5.0
Interest expense	(311.2)	(109.8)	(119.6)	444.0	(96.6)
Loss on early extinguishment of debt	—	—	(5.2)	—	(5.2)
Income (loss) from subsidiaries	203.9	5.0	—	(208.9)	—
Other income (expense) – net	(32.3)	6.0	20.2	—	(6.1)
Income (loss) from continuing operations before income taxes	65.6	430.5	(95.5)	(208.9)	191.7
(Provision for) benefit from income taxes	74.4	(133.5)	(5.1)	—	(64.2)
Income (loss) from continuing operations	140.0	297.0	(100.6)	(208.9)	127.5
Income (loss) from discontinued operations – net of tax	—	—	5.5	—	5.5
Gain (loss) on disposition of discontinued operations – net of tax	(0.4)	—	3.0	—	2.6
Net income (loss)	139.6	297.0	(92.1)	(208.9)	135.6
Net loss attributable to noncontrolling interest	—	—	4.0	—	4.0
Net income (loss) attributable to Terex Corporation	$139.6	$297.0	$(88.1)	$(208.9)	$139.6

Comprehensive income (loss), net of tax	$117.5	$297.7	$(129.9)	$(171.8)	$113.5
Comprehensive loss (income) attributable to noncontrolling interest	—	—	4.0	—	4.0
Comprehensive income (loss) attributable to Terex Corporation	$117.5	$297.7	$(125.9)	$(171.8)	$117.5

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2012
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$51.9	$663.7	$1,301.6	$(195.2)	$1,822.0
Cost of goods sold	(45.8)	(548.5)	(1,044.3)	195.2	(1,443.4)
Gross profit	6.1	115.2	257.3	—	378.6
Selling, general and administrative expenses	(3.2)	(52.3)	(191.2)	—	(246.7)
Income (loss) from operations	2.9	62.9	66.1	—	131.9
Interest income	57.4	66.6	1.9	(124.6)	1.3
Interest expense	(95.1)	(28.4)	(43.7)	124.6	(42.6)
Loss on early extinguishment of debt	(49.4)	—	(0.5)	—	(49.9)
Income (loss) from subsidiaries	96.7	2.1	(0.5)	(98.3)	—
Other income (expense) – net	0.4	(0.4)	(3.6)	—	(3.6)
Income (loss) from continuing operations before income taxes	12.9	102.8	19.7	(98.3)	37.1
(Provision for) benefit from income taxes	17.3	3.8	(29.9)	—	(8.8)
Income (loss) from continuing operations	30.2	106.6	(10.2)	(98.3)	28.3
Net income (loss)	30.2	106.6	(10.2)	(98.3)	28.3
Net loss (income) attributable to noncontrolling interest	—	—	1.9	—	1.9
Net income (loss) attributable to Terex Corporation	$30.2	$106.6	$(8.3)	$(98.3)	$30.2

Comprehensive income (loss), net of tax	$73.7	$107.4	$2.4	$(111.7)	$71.8
Comprehensive loss (income) attributable to noncontrolling interest	—	—	1.9	—	1.9
Comprehensive income (loss) attributable to Terex Corporation	$73.7	$107.4	$4.3	$(111.7)	$73.7

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2012

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$215.8	$2,091.3	$4,023.3	$(677.5)	$5,652.9
Cost of goods sold	(193.4)	(1,749.1)	(3,249.9)	677.5	(4,514.9)
Gross profit	22.4	342.2	773.4	—	1,138.0
Selling, general and administrative expenses	(16.0)	(154.1)	(597.2)	—	(767.3)
Income (loss) from operations	6.4	188.1	176.2	—	370.7
Interest income	163.4	187.6	8.1	(352.7)	6.4
Interest expense	(270.5)	(77.5)	(134.7)	352.7	(130.0)
Loss on early extinguishment of debt	(49.4)	—	(2.9)	—	(52.3)
Income (loss) from subsidiaries	225.5	(5.7)	(0.5)	(219.3)	—
Other income (expense) – net	16.9	(3.6)	(16.0)	—	(2.7)
Income (loss) from continuing operations before income taxes	92.3	288.9	30.2	(219.3)	192.1
(Provision for) benefit from income taxes	46.8	(56.4)	(52.1)	—	(61.7)
Income (loss) from continuing operations	139.1	232.5	(21.9)	(219.3)	130.4
Income (loss) from discontinued operations – net of tax	—	—	2.5	—	2.5
Gain (loss) on disposition of discontinued operations – net of tax	—	—	2.3	—	2.3
Net income (loss)	139.1	232.5	(17.1)	(219.3)	135.2
Net loss (income) attributable to noncontrolling interest	—	—	3.9	—	3.9
Net income (loss) attributable to Terex Corporation	$139.1	$232.5	$(13.2)	$(219.3)	$139.1

Comprehensive income (loss), net of tax	$156.0	$233.4	$(29.8)	$(207.5)	$152.1
Comprehensive loss (income) attributable to noncontrolling interest	—	—	3.9	—	3.9
Comprehensive income (loss) attributable to Terex Corporation	$156.0	$233.4	$(25.9)	$(207.5)	$156.0

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2013
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$52.1	$3.5	$315.0	$—	$370.6
Trade receivables – net	37.1	289.7	837.7	—	1,164.5
Intercompany receivables	83.7	147.4	61.1	(292.2)	—
Inventories	39.8	371.3	1,331.8	—	1,742.9
Other current assets	95.0	49.7	180.8	—	325.5
Total current assets	307.7	861.6	2,726.4	(292.2)	3,603.5
Property, plant and equipment – net	71.3	116.6	605.5	—	793.4
Goodwill	—	170.1	1,071.8	—	1,241.9
Non-current intercompany receivables	1,487.1	2,221.5	41.2	(3,749.8)	—
Investment in and advances to (from) subsidiaries	3,829.2	156.7	162.1	(4,058.7)	89.3
Other assets	45.4	172.7	543.3	—	761.4
Total assets	$5,740.7	$3,699.2	$5,150.3	$(8,100.7)	$6,489.5
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$1.7	$0.1	$88.7	$—	$90.5
Trade accounts payable	14.7	249.0	446.1	—	709.8
Intercompany payables	23.7	54.7	213.8	(292.2)	—
Accruals and other current liabilities	84.0	138.7	804.9	—	1,027.6
Total current liabilities	124.1	442.5	1,553.5	(292.2)	1,827.9
Long-term debt, less current portion	1,263.0	1.7	550.7	—	1,815.4
Non-current intercompany payables	2,174.8	41.8	1,533.2	(3,749.8)	—
Retirement plans and other non-current liabilities	84.6	31.4	552.4	—	668.4
Redeemable noncontrolling interest	—	—	57.8	—	57.8
Total stockholders’ equity	2,094.2	3,181.8	902.7	(4,058.7)	2,120.0
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$5,740.7	$3,699.2	$5,150.3	$(8,100.7)	$6,489.5

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities of continuing operations	$324.1	$(169.5)	$8.5	$—	$163.1
Cash flows from investing activities
Capital expenditures	(6.7)	(18.0)	(36.2)	—	(60.9)
Proceeds from sale of assets	4.4	34.4	6.4	—	45.2
Intercompany investing activities	(307.8)	(18.8)	(0.6)	327.2	—
Other investing activities, net	(2.8)	—	2.1	—	(0.7)
Net cash provided by (used in) investing activities of continuing operations	(312.9)	(2.4)	(28.3)	327.2	(16.4)
Cash flows from financing activities
Repayments of debt	(9.0)	—	(494.5)	—	(503.5)
Proceeds from issuance of debt	9.0	—	284.6	—	293.6
Purchase of noncontrolling interest	—	—	(228.1)	—	(228.1)
Distributions to noncontrolling interest	—	—	(18.4)	—	(18.4)
Intercompany financing activities	—	174.0	153.2	(327.2)	—
Other financing activities, net	1.3	—	7.2	—	8.5
Net cash provided by (used in) financing activities of continuing operations	1.3	174.0	(296.0)	(327.2)	(447.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6.2)	—	(6.2)
Net increase (decrease) in cash and cash equivalents	12.5	2.1	(322.0)	—	(307.4)
Cash and cash equivalents at beginning of period	39.6	1.4	637.0	—	678.0
Cash and cash equivalents at end of period	$52.1	$3.5	$315.0	$—	$370.6

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities of continuing operations	$(8.7)	$134.2	$13.3	$—	$138.8
Cash flows from investing activities
Capital expenditures	(5.2)	(10.2)	(40.7)	—	(56.1)
Other investments	(4.5)	—	(9.6)	—	(14.1)
Proceeds from sale of assets	0.8	2.5	28.0	—	31.3
Intercompany investing activities	(99.2)	(127.2)	134.0	92.4	—
Other investing activities, net	—	—	(5.2)	—	(5.2)
Net cash provided by (used in) investing activities of continuing operations	(108.1)	(134.9)	106.5	92.4	(44.1)
Cash flows from financing activities
Repayments of debt	(400.0)	(0.1)	(254.4)	—	(654.5)
Proceeds from issuance of debt	300.0	—	39.0	—	339.0
Purchase of noncontrolling interest	—	—	(3.2)	—	(3.2)
Distributions to noncontrolling interest	—	—	(4.9)	—	(4.9)
Intercompany financing activities	(6.0)	—	98.4	(92.4)	—
Other financing activities, net	(2.0)	—	(1.2)	—	(3.2)
Net cash provided by (used in) financing activities of continuing operations	(108.0)	(0.1)	(126.3)	(92.4)	(326.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.6	—	0.6
Net increase (decrease) in cash and cash equivalents	(224.8)	(0.8)	(5.9)	—	(231.5)
Cash and cash equivalents at beginning of period	264.0	2.3	507.8	—	774.1
Cash and cash equivalents at end of period	$39.2	$1.5	$501.9	$—	$542.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Construction segment designs, manufactures and markets heavy and compact construction equipment, roadbuilding equipment, as well as their related replacement parts and components. Customers use these products in construction and infrastructure projects, in building roads and bridges, in quarrying and mining operations and for material handling applications.

In 2013, we divested our Roadbuilding operations in Brazil and most of our Roadbuilding operations in Oklahoma City.

The Cranes segment designs, manufactures, markets, services and refurbishes rough terrain cranes, all terrain cranes, truck cranes, tower cranes, lattice boom crawler cranes, lattice boom truck cranes, utility equipment and truck-mounted cranes (boom trucks), as well as their related replacement parts and components. Customers use these products for construction, repair and maintenance of commercial buildings, manufacturing facilities, construction and maintenance of utility and telecommunication lines, tree trimming and certain construction and foundation drilling applications and a wide range of infrastructure projects. The segment also provides service and support for industrial cranes and aerial products in North America.

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

The MP segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders, chippers and related components and replacement parts. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries.

We assist customers in their rental, leasing and acquisition of our products through Terex Financial Services (“TFS”). TFS uses its equipment financing experience to provide financing solutions to our customers.

Subsequent to December 31, 2012, we realigned certain operations in an effort to strengthen our ability to service customers and to recognize certain organizational efficiencies. Our Utilities business, formerly part of our AWP segment, is now consolidated within our Cranes segment. Our Crane America Services business, formerly part of our MHPS segment, and our legacy AWP services business, formerly part of our AWP segment, are now consolidated within our Cranes segment and are run together as our Terex Services North America business. The historical results have been reclassified to reflect these changes.

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

Overview

Overall, our performance in the third quarter of 2013 was in line with our revised expectations provided in the second quarter, but with a lower tax rate. Through the first nine months of 2013, the Company’s global operating environment has been mixed overall and difficult to predict. Our operating margins have remained consistent. However, we expected 2013 to be a year of significant sales growth, and this has not occurred. Our businesses that have a significant portion of products dependent on non-residential construction have not recovered as quickly as we had expected. Businesses that are less dependent on non-residential construction are seeing improving business conditions and we are encouraged by the recovery in these businesses.

We are seeing strength in early-cycle product categories where demand is mostly replacement driven. Our AWP segment continued to perform well in the third quarter of 2013, with improved net sales year-over-year, and continued strong orders for its products in the North American rental channel and, to a lesser extent in Latin American markets. We expect strong demand for AWP products, particularly in North America, to continue for the remainder of 2013. Our MP segment reported solid results, delivering double digit operating margins. This was a result of good operational execution by this segment.

Although our Cranes segment remains profitable, it has not seen the net sales growth we were expecting and reported a decline in net sales in the third quarter on a year-over-year basis. In addition, backlog was down significantly year-over-year as we have experienced lower demand for our Cranes products in most geographies. These declines are primarily connected to the delayed recovery of non-residential construction activities and declines in commodity related demand. Our quoting activity continues to be strong, however, conversion of these opportunities into sales is slow as related projects are often delayed. We have announced previous restructuring plans in this segment and expect to further align our businesses with the lower demand that we are currently experiencing.

Our Construction businesses remain challenged. Net sales in our Construction segment declined year-over-year and we have continued to streamline this business by selling certain underperforming product lines during the year. Our European-based Construction businesses continue to experience weak demand, as the market remains soft globally for dirt and scrap handling equipment.

We expected improved performance from our MHPS segment this quarter and we have seen positive developments that are encouraging for this segment. Net sales and income from operations were up slightly year-over-year and the segment performed significantly better in the third quarter of 2013 than it did in the first half of 2013. Importantly, SG&A costs are trending downward, primarily due to actions taken to reduce our cost structure, as well as the focus on continued integration of these businesses. Backlog for the MHPS segment is up significantly year-over-year due to the major automation programs in Port Solutions scheduled to ship in the next twelve months, but slightly down sequentially. Although the Material Handling business continues to be under pressure, we expect this to stabilize in the coming months.

We took substantive actions in 2013 to adjust the cost structure in our Cranes, Construction and MHPS segments to align our workforce with the demands of these businesses. The benefits to our stakeholders from these actions are expected to have a meaningful impact on our future results, particularly in 2014 and beyond. See Note J – “Restructuring and Other Charges” in our Condensed Consolidated Financial Statements for a detailed description of our restructuring activities, including the reasons, timing and costs associated with such actions.

Geographically, North America remains the most stable market overall. Europe has seen slight improvements in certain products, mostly in our AWP segment, and the Middle East continues to provide growth. However, overall weakness in Europe and Australia have offset the growth we have seen in other markets.

We have generated free cash flow of approximately $262 million year-to-date in 2013. We are expecting to generate over $400 million in free cash flow for the full year 2013.

In July 2013, we acquired approximately 14% of the shares of Terex Material Handling & Port Solutions AG (“TMHPS AG”) for approximately $228 million. As we now own over 95% of the shares of TMHPS AG, we have initiated a squeeze-out process that will lead to our owning 100% of TMHPS AG and expect this to be completed in late 2013 or the first half of 2014. These actions are consistent with our plans to simplify our capital structure as this will eliminate the obligation to make guaranteed payments to noncontrolling shareholders and will also remove the financial and administrative burden of maintaining the entity as a German public company. We believe our liquidity after the acquisition of additional shares in TMHPS AG continues to be sufficient to meet our business plans. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.
Looking ahead to the remainder of 2013, we now expect to achieve 2013 earnings per share of between $2.05 and $2.25 (excluding restructuring and unusual items). Our previous guidance was to achieve 2013 earnings per share of between $1.90 and $2.10 (excluding restructuring and unusual items). The improvement in guidance is driven by an anticipated lower full year adjusted effective tax rate of approximately 33% which adds approximately $0.15 of earnings per share. With respect to our underlying business, earnings expectations remain unchanged although on slightly lower net sales of $7.3 billion to $7.5 billion.

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

Terex management and the Board of Directors use ROIC as one of the primary measures to assess operational performance, including in connection with certain compensation programs. We use ROIC as a unifying metric because we believe that it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe that ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe that adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at September 30, 2013 was 6.0%.

The amounts described below are reported in millions of U.S. dollars, except for the effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Sep ’13	Jun ’13	Mar ’13	Dec ’12	Sep ’12
Provision for (benefit from) income taxes	$20.8	$28.1	$15.3	$(7.5)
Divided by: Income (loss) before income taxes	109.4	47.7	34.6	(36.5)
Effective tax rate	19.0%	58.9%	44.2%	20.5%
Income (loss) from operations as adjusted	$141.7	$85.6	$68.9	$26.3
Multiplied by: 1 minus Effective tax rate	81.0%	41.1%	55.8%	79.5%
Adjusted net operating income (loss) after tax	$114.8	$35.2	$38.4	$20.9
Debt (as defined above)	$1,905.9	$1,870.4	$2,082.5	$2,098.7	$2,063.8
Less: Cash and cash equivalents	(370.6)	(548.2)	(729.7)	(678.0)	(542.6)
Debt less Cash and cash equivalents	$1,535.3	$1,322.2	$1,352.8	$1,420.7	$1,521.2
Total Terex Corporation stockholders’ equity as adjusted	$2,002.2	$2,042.7	$2,053.8	$2,103.7	$2,149.2
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$3,537.5	$3,364.9	$3,406.6	$3,524.4	$3,670.4

September 30, 2013 ROIC	6.0%
NOPAT as adjusted (last 4 quarters)	$209.3
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$3,500.8

	Three months ended 9/30/13	Three months ended 6/30/13	Three months ended 3/31/13	Three months ended 12/31/12
Reconciliation of income (loss) from operations:
Income (loss) from operations as reported	$140.9	$85.3	$68.4	$27.9
(Income) loss from operations for TFS	0.8	0.3	0.5	(1.6)
Income (loss) from operations as adjusted	$141.7	$85.6	$68.9	$26.3

Reconciliation of Terex Corporation stockholders’ equity:	As of 9/30/13	As of 6/30/13	As of 3/31/13	As of 12/31/12	As of 9/30/12
Terex Corporation stockholders’ equity as reported	$2,094.2	$1,955.8	$1,957.5	$2,007.7	$2,054.6
TFS Assets	(149.8)	(139.7)	(147.5)	(150.9)	(142.3)
Redeemable noncontrolling interest	57.8	226.6	243.8	246.9	236.9
Terex Corporation stockholders’ equity as adjusted	$2,002.2	$2,042.7	$2,053.8	$2,103.7	$2,149.2

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Consolidated

	Three Months Ended September 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,810.6	—	$1,822.0	—	(0.6)%
Gross profit	$387.1	21.4%	$378.6	20.8%	2.2%
SG&A	$246.2	13.6%	$246.7	13.5%	(0.2)%
Income from operations	$140.9	7.8%	$131.9	7.2%	6.8%

Net sales for the three months ended September 30, 2013 decreased $11.4 million when compared to the same period in 2012.  Our AWP segment had significant growth in net sales from continued rental channel replenishment, particularly in North America, and also experienced growth in Latin America and other international markets. Our MHPS segment also experienced net sales growth primarily from its port solutions businesses. However, the impact of weak demand in European and other markets on our Construction, Cranes and, to a lesser extent, MP segments more than offset those net sales increases.

Gross profit for the three months ended September 30, 2013 increased $8.5 million when compared to the same period in 2012. Our AWP and MP segments’ gross profit improved from the prior year period, partially offset by decreased gross profit in the other three segments.

SG&A costs for the three months ended September 30, 2013 decreased by $0.5 million when compared to the same period in 2012.  Cost reduction activities taken in prior periods are reflected in lower current period SG&A costs.

Income from operations for the three months ended September 30, 2013 increased $9.0 million when compared to the same period in 2012.  The increase was primarily due to the improved operating performance in our AWP segment.

Aerial Work Platforms

	Three Months Ended September 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$533.3	—	$437.7	—	21.8%
Gross profit	$127.6	23.9%	$100.3	22.9%	27.2%
SG&A	$46.9	8.8%	$42.4	9.7%	10.6%
Income from operations	$80.7	15.1%	$57.9	13.2%	39.4%

Net sales for the AWP segment for the three months ended September 30, 2013 increased $95.6 million when compared to the same period in 2012.  Net sales improvement was primarily due to continued replacement demand and capital expenditures for growth from the North American rental channel and increased demand in Latin America partially offset by weaker demand in Australia.

Gross profit for the three months ended September 30, 2013 increased $27.3 million when compared to the same period in 2012.  Increased net sales and improved price realization, partially offset by Tier 4 engine implementation costs, contributed approximately $26 million to the improvement in gross profit.

SG&A costs for the three months ended September 30, 2013 increased $4.5 million when compared to the same period in 2012.  Increased spending on engineering along with higher selling and marketing costs associated with higher net sales increased SG&A spending by approximately $3 million as compared to the prior year period. Additionally, the allocation of corporate costs was approximately $2 million higher in the current year period.

Income from operations for the three months ended September 30, 2013 increased $22.8 million when compared to the same period in 2012.  The increase was due to the items noted above, particularly increased net sales volume and improved price realization.

Construction

	Three Months Ended September 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$241.7	—	$290.4	—	(16.8)%
Gross profit	$24.5	10.1%	$26.0	9.0%	(5.8)%
SG&A	$28.8	11.9%	$34.3	11.8%	(16.0)%
Loss from operations	$(4.3)	(1.8)%	$(8.3)	(2.9)%	*

*	Not meaningful as a percentage

Net sales in the Construction segment for the three months ended September 30, 2013 decreased by $48.7 million when compared to the same period in 2012. Demand for Construction products remained weak, particularly in Europe and China. Decreased demand for our large trucks, material handlers and aftermarket parts negatively impacted net sales in the current year period.

Gross profit for the three months ended September 30, 2013 decreased $1.5 million when compared to the same period in 2012.  The decrease was primarily due to lower net sales for our large trucks, material handlers and aftermarket parts, partially offset by an improved manufacturing cost structure.

SG&A costs for the three months ended September 30, 2013 decreased $5.5 million when compared to the same period in 2012.  Cost reduction activities taken in prior periods are reflected in lower current period SG&A costs.

Loss from operations for the three months ended September 30, 2013 improved $4.0 million when compared to the same period in 2012.  The lower current period loss was primarily due to the impact of decreased SG&A costs.

Cranes

	Three Months Ended September 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$453.0	—	$516.1	—	(12.2)%
Gross profit	$82.1	18.1%	$102.2	19.8%	(19.7)%
SG&A	$53.2	11.7%	$50.7	9.8%	4.9%
Income from operations	$28.9	6.4%	$51.5	10.0%	(43.9)%

Net sales for the Cranes segment for the three months ended September 30, 2013 decreased by $63.1 million when compared to the same period in 2012.  We have experienced declines in demand for our products in Australia, North America, Asia and Latin America. These declines are primarily connected to the delayed recovery of non-residential construction activities and declines in commodity related demand. These declines were partially offset by stronger sales into the Middle East and stronger sales of tower cranes.

Gross profit for the three months ended September 30, 2013 decreased by $20.1 million when compared to the same period in 2012. The decrease was primarily related to lower net sales and a less profitable mix of products sold in the current year period.

SG&A costs for the three months ended September 30, 2013 increased $2.5 million over the same period in 2012. Greater activity on engineering projects, higher allocation of corporate costs and asset impairment charges, more than offset the benefit of cost reduction activities taken in prior periods.

Income from operations for the three months ended September 30, 2013 decreased $22.6 million when compared to the same period in 2012, resulting primarily from the decrease in net sales.

Material Handling & Port Solutions

	Three Months Ended September 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$460.6	—	$444.9	—	3.5%
Gross profit	$111.1	24.1%	$111.3	25.0%	(0.2)%
SG&A	$92.6	20.1%	$93.9	21.1%	(1.4)%
Income from operations	$18.5	4.0%	$17.4	3.9%	6.3%

Net sales for the MHPS segment for the three months ended September 30, 2013 increased $15.7 million when compared to the same period in 2012. The increase was driven by a broad based improvement in net sales in our port solutions businesses as well as the favorable impact of foreign currency exchange rate changes. This was partially offset by weaker demand in our material handling businesses, particularly in Europe.

Gross profit for the three months ended September 30, 2013 decreased $0.2 million when compared to the same period in 2012. Improved current year gross profit in our port solutions businesses was offset by lower gross profit in our material handling businesses due to reduced net sales volume.

SG&A costs for the three months ended September 30, 2013 decreased $1.3 million when compared to the same period in 2012. Cost reduction activities taken in prior periods are beginning to be reflected in lower current period SG&A costs partially offset by the negative impact from the translation effect of foreign currency exchange rate changes of approximately $2 million.

Income from operations for the three months ended September 30, 2013 increased $1.1 million when compared to the same period in 2012. The improvement was primarily driven by improved net sales and lower SG&A costs in the current year period, partially offset by the negative impact from the translation effect of foreign currency exchange rate changes.

Materials Processing

	Three Months Ended September 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$147.7	—	$149.9	—	(1.5)%
Gross profit	$37.0	25.1%	$34.1	22.7%	8.5%
SG&A	$18.1	12.3%	$18.9	12.6%	(4.2)%
Income from operations	$18.9	12.8%	$15.2	10.1%	24.3%

Net sales in the MP segment for the three months ended September 30, 2013 decreased by $2.2 million when compared to the same period in 2012. The translation effect of foreign currency exchange rate changes negatively impacted net sales by approximately $5 million. There were slight net sales improvements in certain markets, primarily North America.

Gross profit for the three months ended September 30, 2013 increased by $2.9 million when compared to the same period in 2012.  The increase was primarily due to improved manufacturing cost structure. Gross profit also improved due to a more positive mix of products sold in the period when compared to the same period in 2012.

SG&A costs for the three months ended September 30, 2013 decreased by $0.8 million when compared to the same period in 2012. SG&A costs in the current year period reflected reduced spending on selling and marketing costs, partially offset by increased engineering costs for investments in new products and markets.

Income from operations for the three months ended September 30, 2013 increased $3.7 million when compared to the same period in 2012. This was driven primarily by manufacturing costs controls and a more profitable mix of products sold in the current year period.

Corporate / Eliminations

	Three Months Ended September 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(25.7)	—	$(17.0)	—	*
Loss from operations	$(1.8)	*	$(1.8)	*	*

*	Not meaningful as a percentage

The net sales amounts include the elimination of intercompany sales activity among segments.

Interest Expense, Net of Interest Income

During the three months ended September 30, 2013, our interest expense net of interest income was $30.3 million, or $11.0 million lower than the same period in the prior year. This improvement was primarily driven by the capital market activities in 2012 and continued paydown of debt in 2013, which generally resulted in lower cost debt being used to pay off higher cost debt as well as decreasing our debt balances.

Loss on early extinguishment of debt

The Company recorded a loss on early extinguishment of debt of $49.9 million for the three months ended September 30, 2012 in connection with the redemption of certain of its senior notes and convertible debt.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended September 30, 2013 was expense of $1.2 million, a change of $2.4 million when compared to the same period in the prior year. The lower expense was primarily due to lower guaranteed payments to TMHPS AG noncontrolling interest holders in the current year period.

Income Taxes

During the three months ended September 30, 2013, we recognized an income tax expense of $20.8 million on income of $109.4 million, an effective tax rate of 19.0%, as compared to an income tax expense of $8.8 million on income of $37.1 million, an effective tax rate of 23.7%, for the three months ended September 30, 2012.  The lower effective tax rate for the three months ended September 30, 2013 was primarily due to reductions in the provision for uncertain tax positions partially offset by the greater impact that income tax benefit items had in the three months ended September 30, 2012 due to the substantially lower profit before tax in that period.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Consolidated

	Nine Months Ended September 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$5,441.9	—	$5,652.9	—	(3.7)%
Gross profit	$1,071.1	19.7%	$1,138.0	20.1%	(5.9)%
SG&A	$776.5	14.3%	$767.3	13.6%	1.2%
Income from operations	$294.6	5.4%	$370.7	6.6%	(20.5)%

Net sales for the nine months ended September 30, 2013 decreased $211.0 million when compared to the same period in 2012.  Our AWP segment had significant growth in net sales from continued rental channel replenishment, particularly in North America, Europe and Latin America as well as other international markets. However, the impact of weak demand in European and other markets on our Construction, Cranes, MHPS and MP segments more than offset those net sales increases.

Gross profit for the nine months ended September 30, 2013 decreased $66.9 million when compared to the same period in 2012. Approximately $45 million of restructuring and related charges impacted gross profit in the current year period. The remaining decrease in gross profit was primarily attributable to the reduced overall net sales volume. Our AWP segment’s gross profit improved from the prior year period, offset by decreased gross profit in the other four segments.

SG&A costs increased for the nine months ended September 30, 2013 by $9.2 million when compared to the same period in 2012.  Approximately $26 million of restructuring and related charges affected SG&A costs in the current year period. These charges were partially offset by lower SG&A costs resulting from actions taken in prior periods to lower our cost structure as well as from a charge taken in the prior year period for an acquisition related note receivable that did not recur in the current year period.

Income from operations for the nine months ended September 30, 2013 was $294.6 million, a decrease of $76.1 million when compared to the same period in 2012.  The decrease was primarily due to approximately $71 million of restructuring and related charges as well as the impact of decreased net sales.

Aerial Work Platforms

	Nine Months Ended September 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,649.0	—	$1,374.1	—	20.0%
Gross profit	$393.1	23.8%	$300.7	21.9%	30.7%
SG&A	$138.8	8.4%	$125.5	9.1%	10.6%
Income from operations	$254.3	15.4%	$175.2	12.8%	45.1%

Net sales for the AWP segment for the nine months ended September 30, 2013 increased $274.9 million when compared to the same period in 2012.  We continued to see growth from replacement-based demand in the North American and European rental channels for our aerial work platform products as well as increased demand arising from the early stages of replacement demand in many other international markets.

Gross profit for the nine months ended September 30, 2013 was $393.1 million, an increase of $92.4 million when compared to the same period in 2012.  Increased net sales, improved price realization and the mix of product sales, contributed approximately $90 million to the improvement in gross profit.

SG&A costs for the nine months ended September 30, 2013 increased $13.3 million when compared to the same period in 2012.  Higher selling and marketing costs associated with higher net sales increased SG&A spending by approximately $6 million as compared to the prior year period. Additionally, the allocation of corporate costs was approximately $6 million higher in the current year period.

Income from operations for the nine months ended September 30, 2013 was $254.3 million, an increase of $79.1 million when compared to the same period in 2012.  The increase was due to the items noted above, particularly increased net sales volume, partially offset by higher SG&A costs.

Construction

	Nine Months Ended September 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$796.3	—	$1,042.3	—	(23.6)%
Gross profit	$76.5	9.6%	$111.6	10.7%	(31.5)%
SG&A	$98.9	12.4%	$110.3	10.6%	(10.3)%
Income (loss) from operations	$(22.4)	(2.8)%	$1.3	0.1%	*

*	Not meaningful as a percentage

Net sales in the Construction segment for the nine months ended September 30, 2013 decreased by $246.0 million when compared to the same period in 2012. Demand for our Construction products have significantly weakened, particularly in Europe and China. Decreased demand for our large trucks, material handlers and compact construction equipment negatively impacted net sales in the current year period.

Gross profit for the nine months ended September 30, 2013 was $76.5 million, a decrease of $35.1 million when compared to the same period in 2012.  The decrease was primarily due to lower net sales for our large trucks, material handlers and compact construction product lines and an unfavorable geographic mix primarily as a result of decreased sales in Europe. Additionally, charges taken in connection with the sale of a portion of the roadbuilding businesses decreased gross profit by approximately $3 million.

SG&A costs for the nine months ended September 30, 2013 decreased $11.4 million when compared to the same period in 2012.  Cost reduction activities taken in prior periods are reflected in lower current period SG&A costs. Additionally, the allocation of corporate costs was approximately $4 million lower in the current year period. However, approximately $3 million of restructuring and related charges affected SG&A costs in the current year period.

Income (loss) from operations for the nine months ended September 30, 2013 was a loss of $22.4 million, a decline of $23.7 million when compared to the same period in 2012.  The decline was primarily due to the impact of lower net sales partially offset by lower SG&A costs.

Cranes

	Nine Months Ended September 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,445.1	—	$1,476.4	—	(2.1)%
Gross profit	$252.8	17.5%	$280.0	19.0%	(9.7)%
SG&A	$168.0	11.6%	$165.9	11.2%	1.3%
Income from operations	$84.8	5.9%	$114.1	7.7%	(25.7)%

Net sales for the Cranes segment for the nine months ended September 30, 2013 decreased by $31.3 million when compared to the same period in 2012.  We have experienced declines in net sales in Australia and Latin America, partially offset by stronger sales in Europe and Middle East. These declines are primarily related to lower commodity driven demand.

Gross profit for the nine months ended September 30, 2013 decreased by $27.2 million when compared to the same period in 2012. Approximately $15 million of restructuring and related charges impacted gross profit in the current year period. The decrease in net sales was the primary driver of the remaining decrease in gross profit.

SG&A costs for the nine months ended September 30, 2013 increased $2.1 million over the same period in 2012. Approximately $6 million higher selling, marketing and engineering costs were incurred in the current year period. Additionally, the allocation of corporate costs was approximately $5 million higher in the current year period. However, a $12 million charge in the prior year period related to the write down of an acquisition related note did not recur in the current year period.

Income from operations for the nine months ended September 30, 2013 decreased $29.3 million when compared to the same period in 2012, resulting primarily from restructuring and related costs and lower net sales.

Material Handling & Port Solutions

	Nine Months Ended September 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,169.6	—	$1,325.8	—	(11.8)%
Gross profit	$228.4	19.5%	$313.4	23.6%	(27.1)%
SG&A	$296.2	25.3%	$284.6	21.5%	4.1%
Income (loss) from operations	$(67.8)	(5.8)%	$28.8	2.2%	*

*	Not meaningful as a percentage

Net sales for the MHPS segment for the nine months ended September 30, 2013 decreased $156.2 million when compared to the same period in 2012. Weak demand across several geographies, including Europe, South Africa and India, has significantly reduced net sales in both businesses in this segment.

Gross profit for the nine months ended September 30, 2013 decreased $85.0 million when compared to the same period in 2012. Approximately $24 million of restructuring and related charges impacted gross profit in the current year period. The remaining decrease in gross profit was primarily attributable to the reduced overall net sales volume.

SG&A costs for the nine months ended September 30, 2013 increased $11.6 million when compared to the same period in 2012. Approximately $26 million of restructuring and related charges affected SG&A costs in the current year period. This was partially offset by cost reduction activities taken in prior periods that positively impacted SG&A by approximately $15 million.

Income (loss) from operations for the nine months ended September 30, 2013 decreased $96.6 million when compared to the same period in 2012. These results were primarily driven by restructuring and related charges and the impact of lower net sales volume.

Materials Processing

	Nine Months Ended September 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$478.3	—	$509.4	—	(6.1)%
Gross profit	$110.7	23.1%	$115.1	22.6%	(3.8)%
SG&A	$55.6	11.6%	$56.0	11.0%	(0.7)%
Income from operations	$55.1	11.5%	$59.1	11.6%	(6.8)%

Net sales in the MP segment for the nine months ended September 30, 2013 decreased by $31.1 million when compared to the same period in 2012. The translation effect of foreign currency exchange rate changes negatively impacted net sales by approximately $10 million. Additionally, the decline in net sales was impacted by weakness in minerals driven markets such as Australia and South America, as well as general construction weakness in Europe. However, our business remained strong in North America driven by replacement demand.

Gross profit for the nine months ended September 30, 2013 decreased by $4.4 million when compared to the same period in 2012.  The decrease was primarily due to lower net sales volume and a negative impact from the translation effect of foreign currency exchange rate changes. However, improved manufacturing cost structure partially offset this decrease.

SG&A costs for the nine months ended September 30, 2013 decreased by $0.4 million when compared to the same period in 2012. However, SG&A costs in the current year period reflected reduced spending on selling and marketing costs, partially offset by increased engineering costs for investments in new products and markets.

Income from operations for the nine months ended September 30, 2013 was $55.1 million, a decrease of $4.0 million from the comparable period in 2012. This was driven primarily by lower net sales partially offset by manufacturing costs controls.

Corporate / Eliminations

	Nine Months Ended September 30,
	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(96.4)	—	$(75.1)	—	*
Loss from operations	$(9.4)	*	$(7.8)	*	*

*	Not meaningful as a percentage

The net sales amounts include the elimination of intercompany sales activity among segments.

Interest Expense, Net of Interest Income

During the nine months ended September 30, 2013, our interest expense net of interest income was $91.6 million or $32.0 million lower than the same period in the prior year. This improvement was primarily driven by the capital market activities in 2012 and continued paydown of debt in 2013, which generally resulted in lower cost debt being used to pay off higher cost debt as well as decreasing our debt balances.

Loss on early extinguishment of debt

We recorded a loss of $5.2 million on early extinguishment of debt during the nine months ended September 30, 2013 related to the redemption of a portion of our term debt. A loss of $52.3 million on early extinguishment of debt was recorded in the nine months ended September 30, 2012 related to the redemption of certain of our senior notes and convertible debt.

Other Income (Expense) – Net

Other income (expense) – net for the nine months ended September 30, 2013 was expense of $6.1 million compared to expense of $2.7 million in 2012, an increase of $3.4 million when compared to the same period in the prior year.  This was driven primarily by losses incurred from the sale of assets in the current year period.

Income Taxes

During the nine months ended September 30, 2013, we recognized an income tax expense of $64.2 million on income of $191.7 million, an effective tax rate of 33.5%, as compared to an income tax expense of $61.7 million on income of $192.1 million, an effective tax rate of 32.1%, for the nine months ended September 30, 2012.  The higher effective tax rate for the nine months ended September 30, 2013 was primarily due to losses that did not produce tax benefits having a greater impact in the current period than in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

We are continuing to focus on generating cash from operations and promoting growth. Our free cash flow was approximately $262 million in the nine months ended September 30, 2013. We anticipate generating more than $400 million of free cash flow during 2013. During the second quarter we used available cash to repay approximately $220 million of senior term loans outstanding under our bank credit facilities. During the third quarter we borrowed €170.0 million on our revolving credit line to fund the purchase of noncontrolling interest shares in TMHPS AG and we used available cash to repay approximately €135 million of the amount borrowed during the third quarter.

The following table reconciles income from operations to free cash flow (in millions):

	Three months ended 9/30/13	Nine months ended 9/30/13
Income from operations	$140.9	$294.6
Plus: Depreciation and amortization	39.3	117.6
Plus: Proceeds from sale of assets	4.5	45.2
Plus/minus: Changes in working capital	(78.3)	(134.5)
Less: Capital expenditures	(19.5)	(60.9)
Free cash flow	$86.9	$262.0

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets.  We had cash and cash equivalents of $370.6 million at September 30, 2013.  The majority of the cash held by our foreign subsidiaries is expected to be maintained locally because we plan to reinvest such cash and cash equivalents to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of these operations. Such cash could be used in the U.S., if necessary. Cash repatriated to the U.S. could be subject to incremental local and U.S. taxation. Currently, there are no trends, demands or uncertainties as a result of the Company’s cash re-investment policy that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility.

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

Our investment in financial services assets was approximately $150 million net at September 30, 2013. We remain focused on expanding TFS in key markets like the U.S., Europe and China. We also anticipate using TFS to drive incremental sales by increasing end-customer financing through TFS when we believe the investments are justified.

During 2013, our cash used in inventory was approximately $114 million as we made investments in businesses showing improved order and inquiry activity. We continue our program to increase inventory turns by sharing, throughout our Company, many of the best practices and lean manufacturing processes that several of our business units have implemented successfully. We expect these initiatives to reduce the level of inventory needed to support our business and allow us to reduce our manufacturing lead times, thereby reducing our working capital requirements. Working capital as percent of trailing three month annualized net sales was 26.0% at September 30, 2013. We continue to expect the ratio of working capital to trailing three months annualized sales to be approximately 22% at the end of 2013.

The following tables show the calculation of our working capital and trailing three months annualized sales as of September 30, 2013 (in millions):

Three months ended 9/30/13
Net Sales	$1,810.6
x	4
Trailing Three Month Annualized Net Sales	$7,242.4

As of 9/30/13
Inventories	$1,742.9
Trade Receivables	1,164.5
Less: Trade Accounts Payable	(709.8)
Less: Customer Advances	(312.1)
Total Working Capital	$1,885.5

We have a credit agreement that provides us with a revolving line of credit of up to $500 million. The revolving line of credit consists of $250 million of available domestic revolving loans and $250 million of available multicurrency revolving loans. We had $395.7 million available for borrowing under our revolving credit facilities at September 30, 2013. The credit agreement also allows incremental commitments, which may be extended at the option of the lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both as long as we satisfy a secured debt financial ratio contained in the credit facilities. We had €35.0 million of outstanding borrowings under our revolving credit facilities as well as U.S. dollar and Euro denominated term loans in the amount of $493.8 million under our credit agreement as of September 30, 2013.

Interest rates charged under our credit agreement are subject to adjustment based on our consolidated leverage ratio. The U.S. dollar term loans bear interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 3.5%, with a floor of 1.0% on LIBOR. The Euro term loans bear interest at a rate of Euro Interbank Offer Rate (“EURIBOR”) plus 4.0%, with a floor of 1.0% on EURIBOR. At September 30, 2013, the weighted average interest rate on these term loans was 4.65%.

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

In July 2013, we acquired approximately 14% of the outstanding TMHPS AG shares for approximately $228 million. We have also initiated a squeeze-out process that will lead to us owning 100% of TMHPS AG and expect this process to be completed in late 2013 or the first half of 2014. We expect that we will pay approximately $70 million for the remaining outstanding shares of TMHPS AG.
Cash Flows

Cash provided by operations for the nine months ended September 30, 2013 totaled $163.1 million, compared to $138.8 million for the nine months ended September 30, 2012.  The change in cash from operations was primarily driven by lower tax payments in the nine months ended September 30, 2013 as compared to the prior year period.

Cash used in investing activities for the nine months ended September 30, 2013 was $16.4 million, compared to $44.1 million for the nine months ended September 30, 2012. Proceeds from the sale of portions of our construction and roadbuilding products lines in the current year period along with cash used for an investment in a joint venture in the prior year were the primary drivers of the change.

Cash used in financing activities was $447.9 million for the nine months ended September 30, 2013, compared to cash provided by financing activities for the nine months ended September 30, 2012 of $326.8 million. The increased cash used in financing was primarily due to the purchase of noncontrolling interest shares in the current year period, partially offset by lower net cash used for long-term debt activities in the current year period.

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

As of September 30, 2013, our maximum exposure to such credit guarantees was $54.3 million, including total credit guarantees issued by Terex Cranes Germany GmbH, part of our Cranes segment, and Genie Holdings, Inc. and its affiliates, part of our AWP segment, of $36.2 million and $7.8 million, respectively.  The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years.  Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

There can be no assurance that historical credit default experience will be indicative of future results.  Our ability to recover losses experienced from our guarantees may be affected by economic conditions in effect at the time of loss.

We issue, from time to time, residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  As described in Note M – “Litigation and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $2.6 million at September 30, 2013.  We are generally able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of September 30, 2013, our maximum exposure pursuant to buyback guarantees was $44.8 million.  We are generally able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $4 million for the estimated fair value of all guarantees provided as of September 30, 2013.

There can be no assurance that our historical experience in used equipment markets will be indicative of future results.  Our ability to recover losses from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies.  The major foreign currencies, among others, in which we do business are the Euro, British Pound and Australian Dollar.  We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts.  At September 30, 2013, we had foreign exchange contracts with a notional value of $536.3 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. In January 2013 the FASB issued ASU 2013-1, “Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities.” ASU 2013-1 limits the scope of ASU 2011-11 to disclosures about offsetting assets and liabilities related to derivatives accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

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

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar when compared to functional currencies of our major markets, which include the Euro, British Pound and Australian Dollar. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures. At September 30, 2013, we had foreign exchange contracts with a notional value of $536.3 million.  The fair market value of these arrangements, which represents the cost to settle these contracts, was a net gain of $4.8 million at September 30, 2013.

At September 30, 2013, we performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating (loss) income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the three months ended September 30, 2013 would have changed the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period by approximately $3 million.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate, LIBOR and EURIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At September 30, 2013, approximately 33% of our debt was floating rate debt and the weighted average interest rate for all debt was 5.93%.

At September 30, 2013, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings effect on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at September 30, 2013 would have increased interest expense by approximately $2 million for the nine months ended September 30, 2013.

Commodities Risk

Principal materials and components that we use in our manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. Minor, favorable input cost changes in steel and related products continued to be realized in the third quarter of 2013. These favorable changes were partially off-set by increases in power train and certain other components.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2013, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2013.

(b)	Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2013 , we implemented an integrated suite of enterprise software at one of our businesses as part of a multi-year global implementation program. The implementation has involved changes to certain processes and related internal controls over financial reporting. We have reviewed the system and the controls affected and made appropriate changes as necessary.

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

There have been no material changes in the quarterly period ended September 30, 2013 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

TEREX CORPORATION
(Registrant)

Date:	October 25, 2013	/s/ Kevin P. Bradley
Kevin P. Bradley
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	October 25, 2013	/s/ Mark I. Clair
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