Form 10-K
period 2013-12-31
TEREX CORP
filed 2014-02-25
CIK 97216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

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
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $2,818 million based on the last sale price on June 28, 2013.

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK OUTSTANDING WAS 110.7 MILLION AS OF February 19, 2014.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

As used in this Annual Report on Form 10-K, unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.” This Annual Report generally speaks as of December 31, 2013, unless specifically noted otherwise.

Forward-Looking Information

Certain information in this Annual Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies and Uncertainties.” In addition, when included in this Annual Report or in documents incorporated herein by reference, the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

•	our business is cyclical and weak general economic conditions affect the sales of our products and financial results;

•	our ability to successfully integrate acquired businesses, including Terex Material Handling & Port Solutions, AG;

•	the need to comply with restrictive covenants contained in our debt agreements;

•	our ability to generate sufficient cash flow to service our debt obligations and operate our business;

•	our ability to access the capital markets to raise funds and provide liquidity;

•	our business is sensitive to government spending;

•	our business is very competitive and is affected by our cost structure, pricing, product initiatives and other actions taken by competitors;

•	our ability to timely manufacture and deliver products to customers;

•	our retention of key management personnel;

•	the financial condition of suppliers and customers, and their continued access to capital;

•	our providing financing and credit support for some of our customers;

•	we may experience losses in excess of recorded reserves;

•	the carrying value of our goodwill and other indefinite-lived intangible assets could become impaired;

•	our ability to obtain parts and components from suppliers on a timely basis at competitive prices;

•	our business is global and subject to changes in exchange rates between currencies, regional economic conditions and trade restrictions;

•
our operations are subject to a number of potential risks that arise from operating a multinational business, including compliance with changing regulatory environments, the Foreign Corrupt Practices Act and other similar laws, and political instability;

•	a material disruption to one of our significant facilities;

•	possible work stoppages and other labor matters;

•	compliance with changing laws and regulations, particularly environmental and tax laws and regulations;

•	litigation, product liability claims, patent claims, class action lawsuits and other liabilities;

•	our ability to comply with an injunction and related obligations resulting from the settlement of an investigation by the United States Securities and Exchange Commission (“SEC”);

•	our implementation of a global enterprise resource planning system and its performance; and

•	other factors.

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

TEREX CORPORATION AND SUBSIDIARIES
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2013

PART I

ITEM 1.	BUSINESS

GENERAL

Terex is a lifting and material handling solutions company. We are focused on improving our operations and delivering reliable, customer-driven solutions for a wide range of commercial applications, including the construction, infrastructure, quarrying, mining, manufacturing, transportation, energy and utility industries. We report in five business segments: (i) Aerial Work Platforms; (ii) Construction; (iii) Cranes; (iv) Material Handling & Port Solutions; and (v) Materials Processing.

We view our purpose as making products used to improve the lives of people around the world. Our mission is to provide solutions to our machinery and industrial product customers that yield superior productivity and return on investment. Our vision focuses on our commitments to our core constituencies of customers, stakeholders and team members by providing our customers with a superior ownership experience, our stakeholders with a profitable enterprise that increases value, and our team members with a preferred place to work.

Our Company was incorporated in Delaware in October 1986 as Terex U.S.A., Inc. We have changed significantly since that time, achieving $7.1 billion of net sales in 2013. Much of our growth has been accomplished through acquisitions, and, in the past ten years, we have also focused on becoming a superb operating company.

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

AERIAL WORK PLATFORMS

Our Aerial Work Platforms (“AWP”) segment designs, manufactures, services and markets aerial work platform equipment, telehandlers, light towers and bridge inspection equipment. Products include portable material lifts, portable aerial work platforms, trailer-mounted articulating booms, self-propelled articulating and telescopic booms, scissor lifts, telehandlers, trailer-mounted light towers and bridge inspection equipment as well as their related components and replacement parts. Customers use these products to construct and maintain industrial, commercial and residential buildings and facilities and for other commercial operations, as well as in a wide range of infrastructure projects. We market aerial work platform products principally under the Terex® and Genie® brand names.

AWP has the following significant manufacturing operations:

•	Aerial work platform equipment is manufactured in Redmond and Moses Lake, Washington, Rock Hill, South Carolina, Umbertide, Italy, Coventry, England and Changzhou, China;

•	Telehandlers are manufactured in Moses Lake, Washington and Umbertide, Italy; and

•	Trailer-mounted light towers, trailer-mounted articulating booms and bridge inspection equipment are manufactured in Rock Hill, South Carolina and Hosur, India.

We have a parts and logistics center located in North Bend, Washington for our aerial work platform equipment. Additionally, a portion of our aerial work platform parts business is conducted at a shared Terex facility in Southaven, Mississippi. Our European parts and logistics operations are conducted through an out-sourced facility in Roosendaal, The Netherlands.

CONSTRUCTION

Our Construction segment designs, manufactures and markets two primary categories of construction equipment and their related components and replacement parts:

•	Compact construction equipment, including loader backhoes, compaction equipment, mini and midi excavators, site dumpers, compact track loaders, skid steer loaders and wheel loaders; and

•	Specialty equipment, including material handlers, concrete mixer trucks and concrete pavers.

Customers use these products in construction and infrastructure projects, in building roads, bridges, homes, industrial sites and for material handling applications. We market our Construction products principally under the Terex® brand name, and for certain products, the Terex® name in conjunction with certain historic brand names.

Construction has the following significant manufacturing operations:

Compact Construction Equipment

•	Compact track loaders and skid steer loaders are manufactured in Grand Rapids, Minnesota;

•	Site dumpers, compaction equipment and loader backhoes, as well as certain products for our AWP segment, are manufactured in Coventry, England;

•	A range of wheel loaders and mini, mobile, and midi excavators are manufactured in Crailsheim, Germany; and

•	Loader backhoes and skid steer loaders are manufactured for markets in India and neighboring countries in Greater Noida, Uttar Pradesh, India.

Specialty Equipment

•	Material handlers are manufactured in Bad Schönborn, Germany;

•	Concrete pavers are manufactured in Canton, South Dakota; and

•	Front and rear discharge concrete mixer trucks are manufactured in Fort Wayne, Indiana.

Construction’s North American distribution center is in Southaven, Mississippi and serves as a parts center for Construction and other Terex operations.

See Note D - “Discontinued Operations” in the Notes to our Consolidated Financial Statements for information on our truck business that is now included in discontinued operations.

CRANES

Our Cranes segment designs, manufactures, services and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, lattice boom truck cranes, utility equipment and truck-mounted cranes (boom trucks), as well as their related components and replacement parts. Customers use these products primarily for construction, repair and maintenance of commercial buildings, manufacturing facilities, construction and maintenance of utility and telecommunication lines, tree trimming and certain construction and foundation drilling applications and a wide range of infrastructure projects including in the energy sector. We market our Cranes products principally under the Terex® brand name.

Cranes has the following significant manufacturing operations:

•	Rough terrain cranes are manufactured in Crespellano, Italy and Waverly, Iowa;

•	All-terrain cranes are manufactured in Montceau-les-Mines, France, Zweibrücken-Dinglerstrasse, Bierbach-Homburg and Zweibrücken-Wallerscheid, Germany;

•	Truck cranes are manufactured in Montceau-les-Mines, France and Waverly, Iowa;

•	Truck-mounted cranes are manufactured in Montceau-les-Mines, France and Waverly, Iowa;

•	Tower cranes are manufactured in Montceau-les-Mines, France and Fontanafredda, Italy;

•	Lattice boom crawler cranes are manufactured in Oklahoma City, Oklahoma, Jinan, China, Zweibrücken-Dinglerstrasse, Bierbach-Homburg and Zweibrücken-Wallerscheid, Germany;

•	Pick and carry cranes are manufactured in Brisbane, Australia;

•	Lattice boom truck cranes are manufactured in Zweibrücken-Dinglerstrasse, Bierbach-Homburg and Zweibrücken-Wallerscheid, Germany;

•	Steel assemblies for cranes are manufactured in Bierbach-Homburg, Germany and Pecs, Hungary; and

•	Utility products are manufactured in Watertown and Huron, South Dakota, Betim, Brazil and Changzhou, China.

We have a minority interest in a Chinese company which manufactures truck cranes and truck-mounted cranes in China.

We also provide service and support for industrial cranes and aerial products in North America and refurbish aerial products in facilities located in Waco, Texas and Stockton, California.

MATERIAL HANDLING & PORT SOLUTIONS

Our Material Handling & Port Solutions (“MHPS”) segment designs, manufactures, services and markets industrial cranes, including universal cranes, process cranes, rope and chain hoists, electric motors, light crane systems and crane components as well as a diverse portfolio of port and rail equipment including mobile harbor cranes, straddle and sprinter carriers, rubber tired gantry cranes, rail mounted gantry cranes, ship-to-shore gantry cranes, reach stackers, empty container handlers, full container handlers, general cargo lift trucks, automated stacking cranes, automated guided vehicles and terminal automation technology, including software, as well as their related components and replacement parts. Customers use these products for material handling at manufacturing and port and rail facilities. Our MHPS segment also operates an extensive global sales and service network. We market our MHPS products under the Terex® and Demag® brand names and the Terex® name in conjunction with the Gottwald® brand name.

MHPS has the following significant manufacturing operations:

•	Universal cranes are manufactured in Luisenthal, Germany, Banbury, UK, Milan, Italy, Solon, Ohio, Cotia, Brazil, Boksburg, South Africa, Chakan, India, Shanghai, China, and Sydney, Australia;

•	Process cranes are manufactured in Slany, Czech Republic, Banbury, UK, Solon, Ohio, Boksburg, South Africa, Chakan, India, Shanghai, China, Cotia, Brazil and Sydney, Australia;

•	Rope and chain hoists are manufactured in Wetter an der Ruhr, Germany, Shanghai, China, Milan, Italy and Cotia, Brazil;

•	Electric motors are manufactured in Uslar, Germany;

•	Light crane systems are manufactured in Shanghai, China, Cotia, Brazil, Chakan, India and Wetter an der Ruhr, Germany;

•	Mobile harbor cranes, automated stacking cranes and automated guided vehicles are manufactured in Düsseldorf, Germany;

•	Rubber tired gantry cranes, rail mounted gantry cranes, ship-to-shore gantry cranes, reach stackers, empty container handlers and other material handling equipment are manufactured in Xiamen, China;

•	Reach stackers are manufactured in Montceau-les-Mines, France;

•	Straddle and sprinter carriers are manufactured in Würzburg, Germany; and

•	Reach stackers, empty container handlers, full container handlers and general cargo lift trucks are manufactured in Lentigione, Italy.

We offer a range of services for cranes and lifting equipment and operate a global network of service stations.

We have a 50% interest in a Singapore company which manufactures industrial cranes in seven locations around the world.

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

We have a North American distribution center in Louisville, Kentucky and service centers in Australia, Thailand and Turkey.

We have a 50% interest in a Chinese company which manufactures mobile crushers and mobile screens primarily for the Chinese market.

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

DISCONTINUED OPERATIONS

On December 9, 2013, we signed an agreement to sell our truck business, which was consolidated in the Construction segment, to Volvo Construction Equipment for $160 million. The truck business manufactures and sells off-highway rigid and articulated haul trucks. Included in the transaction is the manufacturing facility in Motherwell, Scotland. The sale, which is subject to government regulatory approvals and other customary closing conditions, is targeted to close in the first half of 2014. As a result of this agreement, reporting of the truck business has been included in discontinued operations for all periods presented. See Note D – “Discontinued Operations” in the Notes to our Consolidated Financial Statements for more information on our discontinued operations.

BUSINESS STRATEGY

General

We operate a diverse portfolio of specialized machinery businesses that serve numerous end-use applications in several geographic markets. Our diverse portfolio reduces the impact of any one application or market on business results while our focus on machinery-related businesses brings common operational characteristics that enable business efficiency.

Mergers and acquisitions have played an important role in the history of our Company and we will continue to evaluate new opportunities that can enhance our business portfolio while creating opportunities to leverage market presence, operational capabilities, or both. However, our current focus is on operational improvement, not acquisitions, as the main driver of financial performance.

Over the past several years, we have changed our business portfolio to better balance business drivers and strengthen the capabilities of our Company. We have moved from what was predominantly a mining and construction equipment company to a more diverse portfolio that serves numerous end markets. Although we are a lifting and material handling solutions company, construction markets are still important to our success and are expected to contribute favorably as U.S. and European markets continue to recover. Other important business drivers include global industrial activity, global trade, U.S. electricity demand and infrastructure maintenance. We expect that service to the large installed base of our equipment that is now operating around the world will be an important business driver in the future as well.

Another portfolio objective is market leadership. Although we may initially secure smaller positions, our goal in acquiring and developing businesses is to be a top three competitor in the applications and geographies that we serve. This goal shapes both acquisition and operating strategies in our Company. At the end of 2013, greater than 80% of our revenue was generated in areas where Terex is a top three competitor in the market served.

Operationally, we focus on three primary objectives:

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

Being operationally efficient requires that we be focused. Our Company is diverse by design and includes many different acquired businesses with different product, process, and system legacies. While we address many of these issues via integration, each addition to the portfolio and each subsequent investment made in new products and new factories adds a level of complexity to our Company that must be managed. While we have been effective at managing this complexity we believe that significant further value can be unlocked by simplifying and streamlining our Company. A primary focus of our 2013 strategy and planning work was on three key themes that address complexity reduction in our Company. These include Portfolio Management (streamlining product portfolios), Simplification (process and system optimization), and Financial Efficiency (working capital, capital structure, and tax efficiency). These three operational themes remain central to our thinking and will shape many improvement actions in 2014 and beyond. While we remain excited about the market opportunities for our Company, we also believe that meaningful value can be captured from within.

Global Growth is also critical to our future success. We believe that success in developing markets is both an opportunity and a necessity for many of our businesses. Developing markets are also increasingly important sources of supplies in our industries. We have been active for several years at sourcing components and products from developing markets and intend to pursue such opportunities aggressively in the future.

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

LIGHT TOWERS. Trailer-mounted light towers are used primarily to light work areas for construction, entertainment, emergency assistance and security during nighttime or low light applications.

CONSTRUCTION

COMPACT CONSTRUCTION EQUIPMENT. We manufacture a wide variety of compact construction equipment used primarily in the construction and rental industries. Products include compact track loaders, loader backhoes, compaction equipment, excavators, site dumpers, skid steer loaders and wheel loaders.

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

SPECIALTY EQUIPMENT. We manufacture material handlers, concrete mixer trucks and concrete pavers.

•	Material handlers are designed for handling logs, scrap, recycling and other bulky materials with clamshell, magnet or grapple attachments.

•
Concrete mixer trucks are machines with a large revolving drum in which cement is mixed with other materials to make concrete. We offer models with custom chassis as well as rear discharge models mounted on commercial chassis, both with configurations from three to seven axles.

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

LATTICE BOOM CRAWLER AND LATTICE BOOM TRUCK CRANES. Lattice boom crawler and lattice boom truck cranes are designed to lift material on rough terrain. The boom is made of tubular steel sections, which, together with the base unit, are transported to and erected at a construction site. Applications include wind turbine erection.

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

MATERIAL HANDLING & PORT SOLUTIONS

MATERIAL HANDLING. We manufacture universal cranes, process cranes and components, such as rope hoists, chain hoists, light crane systems, travel units and electric motors.

•	Universal cranes are configured individually from standardized modules for industrial infrastructure applications.

•	Process cranes are also made from largely standardized modules and are integrated individually into the customer’s specific production processes.

•
Rope hoists and chain hoists are used to facilitate the movement of materials in a factory. They can either be integrated as components in universal and process cranes or used as lifting devices in non-crane applications.

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

•
Rubber tired and rail mounted gantry cranes are used for space intensive shipping container stacking at port and railway facilities. These products have both horizontal and vertical lifting capabilities and can stack up to six containers on top of each other.

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

•	Sprinter carriers operate in a similar manner to straddle carriers, but at higher speeds in horizontal transport and can stack up two containers on top of each other.

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

•
Automated stacking cranes and wide span gantries are able to stack and manage container storage either automatically, semi-automatically or manually. They also form the link between quayside and landside equipment such as ship-to-shore cranes, transport vehicles and trucks.

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

Our screening and feeder equipment includes:

•
Heavy duty inclined and horizontal screens and feeders, which are used in low to high tonnage applications and are available as either stationary or heavy-duty mobile equipment. Screens are used in all phases of plant design from handling quarried material to fine screening. Dry screening is used to process materials such as sand, gravel, quarry rock, coal, ore, construction and demolition waste, soil, compost and wood chips.

•
Feeders are used to unload materials from hoppers and bulk material storage at controlled rates. They are available for applications ranging from primary feed hoppers to fine material bin unloading. Our range includes apron feeders, grizzly feeders and pan feeders.

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

PRODUCT CATEGORY SALES

The following table lists our main product categories and their percentage of our total sales:

	PERCENTAGE OF SALES
PRODUCT CATEGORY	2013	2012	2011
Aerial Work Platforms	24%	20%	19%
Mobile Telescopic & Truck Cranes	15	16	17
Material Handling *	10	7	4
Port Equipment *	9	9	9
Materials Processing Equipment	9	13	12
Compact Construction Equipment	7	8	10
Services *	7	6	3
Lattice Boom Crawler & Tower Cranes	6	5	7
Telehandlers & Light Construction Equipment	5	4	4
Utility Equipment	5	4	4
Specialty Equipment	3	8	11
TOTAL	100%	100%	100%
* Terex Material Handling & Port Solutions AG sales included from August 16, 2011, date of acquisition.

BACKLOG

Our backlog as of December 31, 2013 and 2012 was as follows:

	December 31,
	2013	2012
	(in millions)
AWP	$294.4	$509.9
Construction	165.6	176.0
Cranes	501.2	642.7
MHPS	805.3	577.1
MP	61.2	70.4
Total	$1,827.7	$1,976.1

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

Our overall backlog amounts at December 31, 2013 decreased $148.4 million from our backlog amounts at December 31, 2012, primarily due to lower demand for our Cranes products and timing differences in order patterns for AWP products, offset in part by existing orders of major automation programs for our Port Solutions products that are now deliverable within the next 12 months.

AWP segment backlog at December 31, 2013 decreased approximately 42% from our backlog amounts at December 31, 2012 This decrease over the prior year was primarily due to timing differences in order patterns from large rental customers where bulk orders were placed at the end of 2012 and more typical ordering patterns are occurring at the end of 2013 into 2014.

Construction segment backlog at December 31, 2013 decreased approximately 6% from December 31, 2012. This decrease over the prior year was primarily due to lower demand for compact equipment, mostly in Germany, and the sale of certain roadbuilding businesses in 2013, partially offset by increased demand for concrete mixer trucks in the U.S.

The backlog at our Cranes segment decreased approximately 22% from December 31, 2012. This decrease over the prior year was primarily due to softening demand in most geographies.

Our MHPS segment backlog increased approximately 40% from December 31, 2012. This increase over the prior year was primarily due to previously announced major automation programs in Port Solutions scheduled to ship in the next 12 months.

Our MP segment backlog at December 31, 2013 decreased approximately 13% from December 31, 2012. This decrease over the prior year was primarily due to a decrease in order intake levels in 2013, particularly for mobile crushing and screening products.

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

We distribute material handlers primarily through a network of independent dealers and distributors throughout the world. Our dealers are predominantly independent businesses, which generally serve the construction, mining, forestry and/or scrap industries. Although these dealers may carry products from a variety of manufacturers, they generally carry only one manufacturer’s “brand” of each particular type of product. We sell concrete pavers to end user customers directly.

We sell concrete mixer trucks primarily directly to customers and through independent distributors in certain regions of the United States and Canada.

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

MATERIAL HANDLING & PORT SOLUTIONS

Our port equipment products are sold both directly to customers and through independent distributors to port and terminal operators and serviced either by our service organization or independent service providers. Our material handling products are also sold directly or indirectly, via independent distributors, to our end market customers.

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

Our engineering focus mirrors the business priorities of delivering customer responsive solutions, growing in developing markets, complying with evolving regulatory standards in our global markets and applying our lean manufacturing principles by standardizing products, rationalizing components and strategically aligning with select global suppliers. Our engineering teams in China and India represent our commitment to engineering products for developing markets. They take equipment technology from the developed markets and translate it to appropriate technology for developing markets using the experience and cultural understanding of engineering teams native to those markets.

Product change driven by regulations requiring Tier 4 emissions compliance in most of our diesel engine powered machinery was an important part of our engineering priorities in 2011 and 2012 and will be a major emphasis of our product development programs through 2015 as we move through the engine-horsepower dependent phase-in of Tier 4 regulations across our various diesel-engine equipped products. We have also focused on producing more cost-effective, ecologically sound product solutions with the development of battery-powered automated guided vehicles in our MHPS segment, rough terrain hybrid scissor lifts and booms in our AWP segment and a hybrid utility truck in our Cranes segment.

Costs incurred to develop new products or improve existing products of continuing operations increased in 2013 as compared to 2012 due to new product development, emissions compliance work, increased work associated with ramping up production and increased slightly in 2012 as compared to 2011 due to the partial year addition of the MHPS segment, and were $85.3 million, $71.7 million and $69.3 million in 2013, 2012 and 2011, respectively. We have continued our commitment to appropriate levels of engineering spending, commensurate with our level of vertical integration, in order to meet our customer needs, uphold competitive functionality of our products and maintain regulatory compliance in all the markets that we serve.

MATERIALS

Information regarding principal materials, components and commodities and any risks associated with these items are included in Item 7A. – “Quantitative and Qualitative Disclosures about Market Risk – Commodities Risk.”

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

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS
Aerial Work Platforms	Portable Material Lifts and Portable Aerial Work Platforms	Oshkosh (JLG), Vestil, Sumner

	Boom Lifts	Oshkosh (JLG), Haulotte, Linamar (Skyjack), Xtreme/Tanfield (Snorkel) and Aichi

	Scissor Lifts	Oshkosh (JLG), Linamar (Skyjack), Haulotte, Manitou and Xtreme/Tanfield (Snorkel)

	Telehandlers	Oshkosh (JLG, Skytrak, Caterpillar and Lull brands), JCB, CNH, Merlo and Manitou (Gehl)

	Trailer-mounted Light Towers	Allmand Bros., Magnum and Doosan

	Bridge Inspection Equipment	Moog USA and Barin

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS
Construction	Material Handlers	Liebherr, Sennebogen, Linkbelt, Exodus and Caterpillar

	Wheel Loaders	Caterpillar, Volvo, Kubota, Kawasaki, John Deere, Komatsu, Hitachi, CNH, Liebherr and Doosan

	Loader Backhoes	Caterpillar, CNH, JCB, Komatsu, Volvo, John Deere and Mahindra

	Mini Excavators	Doosan (Bobcat), Yanmar, Volvo, Takeuchi, IHI, CNH, Caterpillar, John Deere, Neuson and Kubota

	Midi Excavators	Komatsu, Hitachi, Volvo and Yanmar

	Site Dumpers	Thwaites, Wacker Neuson and AUSA

	Skid Steer Loaders	Doosan (Bobcat), Caterpillar, CNH, John Deere, Takeuchi, Manitou (Gehl), Volvo and Kubota

	Compact Track Loaders	Doosan (Bobcat), Caterpillar, CNH, John Deere, Takeuchi, Volvo and Manitou (Gehl)

	Compaction Equipment	Bomag, Hamm, JCB and Ammann

	Concrete Pavers	Gomaco, Wirtgen, Power Curbers and Guntert & Zimmerman

	Concrete Mixer Trucks	Oshkosh, Kimble and Continental Manufacturing

Cranes	Mobile Telescopic Cranes	Liebherr, Manitowoc (Grove), Tadano-Faun, Sumitomo (Link-Belt), XCMG, Kato, Zoomlion and Sany

	Tower Cranes	Liebherr, Manitowoc (Potain), Comansa, Zoomlion, Sany, XCMG and Wolffkran

	Lattice Boom Crawler Cranes	Manitowoc, Sumitomo (Link-Belt), Liebherr, Hitachi, Kobelco, XCMG, Zoomlion, Fushun and Sany

	Lattice Boom Truck Cranes	Liebherr

	Truck-Mounted Cranes	Manitowoc (National Crane), Altec and Manitex

	Utility Equipment	Altec and Time Manufacturing

Material Handling & Port Solutions	Industrial Cranes	Konecranes, Columbus McKinnon, ABUS, Kito, GH and OMIS

	Mobile Harbor Cranes and Automated Port Technology	Liebherr, Konecranes, Cargotec (Kalmar), Zhenua Port Machinery (ZPMC) and Künz

	Reach Stackers	Cargotec (Kalmar), Hyster, Konecranes (SMV), Taylor, Dalian, CVS Ferrari, Liebherr and Sany

	Straddle and Sprinter Carriers	Cargotec (Kalmar), CVS Ferrari, Konecranes and Liebherr

	Rubber Tired and Rail Mounted Gantry Cranes	Zhenua Port Machinery (ZPMC), Liebherr, Konecranes, Cargotec (Kalmar), Doosan, Hyundai and Mitsui Engineering & Shipbuilding

	Ship-to-Shore Gantry Cranes	Zhenua Port Machinery (ZPMC), Liebherr, Konecranes, Cargotec (Kalmar), Samsung, Doosan, Hyundai and Mitsui Engineering & Shipbuilding

	Empty Container Handlers, Full Container Handlers and General Cargo Lift Trucks	Cargotec (Kalmar), Hyster, Linde, CVS Ferrari, Konecranes (SMV), Svetruck and Sany

Materials Processing	Crushing Equipment	Metso, Astec Industries, Sandvik, McCloskey, Komatsu and Kleemann

	Screening Equipment	Metso, Astec Industries, McCloskey and Sandvik

	Washing systems	McLanahan, Astec Industries, CDE Global and GreyStone

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS
	Chippers	Vermeer, Bandit and Morbark

MAJOR CUSTOMERS

None of our customers accounted for more than 10% of our consolidated sales in 2013. In 2013, our largest customer accounted for less than 4% of our net sales and our top ten customers in the aggregate accounted for less than 14% of our net sales.

EMPLOYEES

As of December 31, 2013, we had approximately 20,500 employees, including approximately 6,400 employees in the U.S. Approximately 5% of our employees in the U.S. are represented by labor unions. Outside of the U.S., we enter into employment contracts and collective agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. We generally consider our relations with our employees to be good.

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

The use and operation of our equipment in an environmentally conscious manner is an important priority for Terex. We are aware of global discussions regarding climate change and the impact of greenhouse gas emissions on global warming. We are increasing our production of products that have lower greenhouse gas emissions in response to both regulatory initiatives and anticipated market demand trends. For example, starting in 2010, one of our most significant design priorities was to include Tier 4 emission compliant diesel engines in our machinery. This continued to be a priority in 2013 and will be a major emphasis of our product development programs through 2015 as we move through the engine-horsepower dependent phase-in of Tier 4 regulations across our diesel-engine equipped products. We manufacture a utility truck that uses plug-in electric hybrid technology to save fuel, reduce emissions and reduce noise in residential areas. Similarly, our MHPS segment offers hybrid drive diesel-hydraulic and diesel-electric systems on certain of its port equipment products.

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

SEASONAL FACTORS

Over the past several years, our business has become less seasonal. As we have grown, diversified our product offerings and expanded the geographic reach of our products, we have become less dependent on construction products and sales in the United States and Europe. As we enter 2014, we expect the overall economic environment will affect our sales more than historical seasonal trends.

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

Demand for our products tends to be cyclical and is affected by the general strength of the economies in which we sell our products, prevailing interest rates, residential and non-residential construction spending, the capital expenditure allocations of our customers and other factors. While demand in many of our end markets has rebounded from historical lows that we experienced in 2009, such demand depends on the global economy and may not be sustainable. The global economy has continued to experience uneven recovery and financial uncertainty continues to exist. We cannot provide any assurance that the global economic weakness of the recent past will not re-occur. There continues to be concern about several important European economies. Further, certain countries in Asia and Latin America have experienced slower growth rates and the Australian market has also experienced declines. If the global economy weakens it may cause customers to continue to forgo or postpone new purchases in favor of reducing their existing fleets or refurbishing or repairing existing machinery.

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

We may face limitations on our ability to integrate acquired businesses, including Terex Material Handling & Port Solutions AG, formerly known as Demag Cranes AG (“TMHPS AG”).

From time to time, we engage in strategic transactions involving risks, including the possible failure to successfully integrate and realize the expected benefits of such transactions. We have consummated many acquisitions in the past and anticipate making additional acquisitions in the future. In the second half of 2011, we acquired approximately 81% of the outstanding shares of TMHPS AG, bringing our ownership total to approximately 82%. Our ability to realize the anticipated benefits of the purchase, including the expected combination benefits, will depend, to a large extent, on our ability to integrate the businesses of both companies. We were unable to begin any meaningful integration of the companies until a Domination and Profit and Loss Transfer Agreement was put in place, which did not happen until April 2012, and we have only recently acquired 100% of the outstanding shares.

The integration is now underway and management is devoting significant attention and resources to the integration process, which may disrupt our business and, if implemented ineffectively, could preclude realization of the full benefits we expect. The risks associated with the TMHPS AG acquisition and our other past or future acquisitions include:

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

Our total long-term debt at December 31, 2013 was $1,976.7 million. Our credit agreement, and other debt agreements, contain financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. While we are currently in compliance with the financial covenants, increases in our debt or decreases in our earnings could cause us to fail to comply with these financial covenants. Failing to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our financial position, results of operation and debt service capability.

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

Our access to capital markets to raise funds through the sale of equity or debt securities is subject to various factors, including general economic and/or financial market conditions. Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce our earnings and cash flows. If our consolidated cash flow coverage ratio is less than 2.0 to 1.0, we are subject to significant restrictions on the amount of indebtedness that we can incur. Although our cash flow coverage ratio was greater than 2.0 to 1.0 at the end of 2013, there can be no assurance that this will continue to occur.

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

During the financial crisis which began in 2008 a number of large financial institutions either failed or relied on the assistance of governments to continue to operate as a going concern. Although we believe that the banks participating in our credit facility have adequate capital and resources, we can provide no assurance that all of these banks will continue to operate as a going concern in the future. If any of the banks in our lending group were to fail or be unwilling to renew our credit facility at or prior to its expiration, it is possible that the borrowing capacity under our current or any future credit facility would be reduced. If the availability under our credit facility was reduced significantly, we could be required to obtain capital from alternate sources to finance our capital needs. Our options for addressing such capital constraints would include, but not be limited to (i) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of our credit facility, or (ii) accessing the public capital markets. If it becomes necessary to access additional capital, it is possible that any such alternatives in the current market could be on terms less favorable than under our existing credit facility terms, which could have a negative impact on our consolidated financial position, results of operations or cash flows.

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

We assist customers in their rental, leasing and acquisition of our products through TFS. We provide financing for some of our customers, primarily in the U.S., to acquire and use our equipment through loans, sales-type leases, and operating leases. TFS enters into these financing agreements with the intent either to hold the financing until maturity or to sell the financing to a third party within a short time period. Until such financing obligations are satisfied through either customer payments or a third party sale, we retain the risks associated with such customer financing. Our results could be adversely affected if such customers default on their contractual obligations to us, if the residual values of such equipment on these transactions decline below the original estimated values or we are unable to sell the financing receivable to a third party.

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

As of December 31, 2013, we had trade receivables of $1,176.8 million. We evaluate the collectability of open accounts, finance receivables and note receivables based on a combination of factors and establish reserves based on our estimates of probable losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to collect. We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of our customers and past collections experience. Continued economic uncertainty could result in additional requirements for specific reserves, which could have a negative impact on our consolidated financial position.

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

Our products are sold in over 100 countries around the world. The reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the euro, British pound sterling and Australian dollar. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. dollars at the applicable exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency. We may buy protecting or offsetting positions (known as “hedges”) in certain currencies to reduce the risk of an adverse currency exchange movement. We have not engaged in any speculative hedging activities. Although we partially hedge our revenues and costs, currency fluctuations may impact our financial performance in the future.

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

We must comply with all applicable laws, including the Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit engaging in corruption for the purpose of obtaining or retaining business. These anti-corruption laws prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Our global activities and distribution model are subject to the risk of corruption by our employees and in addition, our sales agents, distributors, dealers and other third parties that transact Terex business particularly because these parties are generally not subject to our control. We have an internal policy that expressly prohibits engaging in any commercial bribery and public corruption, including facilitation payments. We conduct corruption risk assessments, we have implemented training programs for our employees with respect to the Company’s prohibition against public corruption and commercial bribery, and we perform reputational due diligence on certain third parties that transact Terex business. In addition, we conduct transaction testing to assess compliance with our internal anti-corruption policy and procedures. However, we cannot assure you that our policies, procedures and programs always will protect us from reckless or criminal acts committed by our employees or third parties that transact Terex business. We have a zero tolerance policy for violations of anti-corruption laws and our anti-corruption policy. In the event that we believe or have reason to believe that our employees, agents, representatives, dealers or distributors or other third parties that transact Terex business have or may have violated applicable anti-corruption laws, including the FCPA, we investigate or have outside counsel investigate the relevant facts and circumstances. Although we have a compliance program in place designed to reduce the likelihood of potential violations of such laws, any violations of the FCPA or other anti-corruption laws could result in significant fines, criminal sanctions against us or our employees, prohibitions on the conduct of our business including our business with the U.S. government, an adverse effect on our reputation, business and results of operations and financial condition and a violation of our injunction or cease and desist order with the SEC. See Risk Factor entitled, “We must comply with an injunction and related obligations resulting from the settlement of an SEC investigation.”

We continue to focus on operational improvement in developing markets such as China, India, Brazil, Russia and the Middle East. These efforts will require us to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. Any significant difficulties in continuing to improve or expand our operations in developing markets may divert management’s attention from our existing operations and require a greater level of resources than we plan to commit.

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

As of December 31, 2013, we employed approximately 20,500 people worldwide. While we have no reason to believe that we will be impacted by work stoppages or other labor matters, we cannot assure that future issues with our team members or labor unions will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our team members. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce.

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

In addition, increasing laws and regulations dealing with the environmental aspects of the products we manufacture can result in significant expenditures in designing and manufacturing new forms of equipment that satisfy such new laws and regulations. In particular, climate change is receiving increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. While additional regulation of emissions in the future appears likely, it is too early to predict how new regulations would ultimately affect our business, operations or financial results, although government policies limiting greenhouse gas emissions of our products will likely require increased compliance expenditures on our part.

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

We are in the process of implementing a global enterprise resource planning system.

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

As of December 31, 2013, our principal manufacturing, warehouse, service and office facilities comprised a total of approximately 14 million square feet of space worldwide. The following table outlines the principal manufacturing, warehouse, service and office facilities owned or leased (as indicated below) by the Company and its subsidiaries:

BUSINESS UNIT	FACILITY LOCATION	BUSINESS UNIT	FACILITY LOCATION

Terex (Corporate Offices)	Westport, Connecticut (1)	MHPS	Solon, Ohio
AWP	Rock Hill, South Carolina		Sydney, Australia
	Moses Lake, Washington (1)		Salzburg, Austria
	North Bend, Washington (1)		Cotia, Brazil
	Redmond, Washington (1)		Shanghai, China (1)
	Darra, Australia (1)		Xiamen, China
	Changzhou, China		Slany, Czech Republic
	Umbertide, Italy		Banbury, England (1)
Construction	Fort Wayne, Indiana		Düsseldorf, Germany
	Southaven, Mississippi (1)		Luisenthal, Germany
	Grand Rapids, Minnesota		Uslar, Germany
	Oklahoma City, Oklahoma		Wetter an der Ruhr, Germany
	Canton, South Dakota		Würzburg, Germany
	Coventry, England (1)		Chakan, India (1)
	Bad Schönborn, Germany		Lentigione, Italy
	Crailsheim, Germany		Milan, Italy (1)
	Greater Noida, Uttar Pradesh, India (1)		Boksburg, South Africa
Cranes	Waverly, Iowa		Madrid, Spain (1)
	Watertown, South Dakota		Dietlikon, Switzerland
	Huron, South Dakota	MP	Durand, Michigan
	Brisbane, Australia (1)		Farwell, Michigan (1)
	Betim, Brazil (1)		Coalville, England
	Jinan, China		Hosur, India
	Long Crendon, England		Subang Jaya, Malaysia (1)
	Montceau-les-Mines, France		Omagh, Northern Ireland (1)
	Bierbach-Homburg, Germany (1)		Dungannon, Northern Ireland (1)
Zweibrücken-Dinglerstrasse, Germany
Zweibrücken-Wallerscheid, Germany (1)
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

For information concerning other contingencies and uncertainties, including our ERISA, securities and stockholder derivative lawsuits, see Note Q – “Litigation and Contingencies” in the Notes to the Consolidated Financial Statements.

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

(a) Our common stock, par value $.01 per share (“Common Stock”) is listed on the NYSE under the symbol “TEX.” The high and low quarterly stock prices for our Common Stock on the NYSE Composite Tape (for the last two completed years) are as follows:

	2013				2012
	Fourth	Third	Second	First	Fourth	Third	Second	First
High	$42.36	$34.87	$37.12	$36.78	$28.33	$26.20	$25.34	$26.77
Low	$32.52	$26.39	$25.60	$28.27	$20.41	$14.05	$14.89	$14.10

We declared and paid a $0.05 per share dividend during the fourth quarter of 2013. No dividends were declared or paid in 2012. Certain of our debt agreements contain restrictions as to the payment of cash dividends to stockholders. In addition, Delaware law limits payment of dividends. It is our intention to pay four quarterly dividends of $0.05 per share, for an aggregate of $0.20 per share, for the calendar year 2014. However, any future payments of cash dividends will depend upon our financial condition, capital requirements and earnings, as well as other factors that the Board of Directors may deem relevant.

As of February 19, 2014, there were 926 stockholders of record of our Common Stock.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of $100 invested in our Common Stock, the Standard & Poor’s 500 Stock Index and our Peer Group (as defined below) for the period commencing December 31, 2008 through December 31, 2013. The cumulative total stockholder return assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance. The companies in the Peer Group are weighted by market capitalization. Our peer group is aligned with the peer group that is used by our Compensation Committee in benchmarking our executive officer’s compensation.

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

	12/08	12/09	12/10	12/11	12/12	12/13
Terex Corporation	100.00	114.38	179.21	78.00	162.30	242.76
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Peer Group	100.00	151.10	217.52	194.02	234.62	325.76
Copyright© 2014 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

(b) Not applicable.

(c) The following table provides information about purchases during the quarter ended December 31, 2013 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
October 1, 2013 – October 31, 2013 (1)	2,876	$34.76	—	$—
November 1, 2013 – November 30, 2013	—	$—	—	$—
December 1, 2013 – December 31, 2013 (2)	771,563	$38.88	771,563	$170,000
Total	774,439	$38.87	771,563	$170,000

(1)	In the fourth quarter of 2013, the Company accepted 2,876 shares of common stock from employees of the Company as payment for option exercises.

(2)	In December 2013, our Board of Directors authorized and the Company publicly announced the repurchase of up to $200 million of the Company’s outstanding common shares through December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA

The following table summarizes our selected financial data and should be read in conjunction with the more detailed Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in millions, except per share amounts and employees)

	AS OF OR FOR THE YEAR ENDED DECEMBER 31,
	2013	2012	2011	2010	2009
SUMMARY OF OPERATIONS
Net sales	$7,084.0	$6,982.2	$6,158.0	$4,207.9	$3,709.6
Income (loss) from operations	419.1	366.8	59.9	(77.2)	(385.5)
Income (loss) from continuing operations	203.9	74.8	20.2	(197.6)	(392.0)
Income (loss) from discontinued operations – net of tax	14.4	28.4	19.7	(29.2)	7.3
Gain (loss) on disposition of discontinued operations – net of tax	2.6	0.4	0.8	589.3	(12.6)
Net income (loss) attributable to common stockholders	226.0	105.8	45.2	358.5	(398.4)
Per Common and Common Equivalent Share:
Basic attributable to common stockholders
Income (loss) from continuing operations	$1.88	$0.70	$0.22	$(1.85)	$(3.83)
Income (loss) from discontinued operations – net of tax	0.13	0.26	0.18	(0.27)	0.07
Gain (loss) on disposition of discontinued operations – net of tax	0.02	—	0.01	5.42	(0.12)
Net income (loss) attributable to common stockholders	2.03	0.96	0.41	3.30	(3.88)
Diluted attributable to common stockholders
Income (loss) from continuing operations	$1.79	$0.68	$0.22	$(1.85)	$(3.83)
Income (loss) from discontinued operations – net of tax	0.12	0.25	0.18	(0.27)	0.07
Gain (loss) on disposition of discontinued operations – net of tax	0.02	—	0.01	5.42	(0.12)
Net income (loss) attributable to common stockholders	1.93	0.93	0.41	3.30	(3.88)

CURRENT ASSETS AND LIABILITIES
Current assets	$3,639.4	$3,797.4	$4,053.2	$3,986.9	$3,914.6
Current liabilities	1,724.7	1,708.8	1,890.9	1,674.2	1,554.7
PROPERTY, PLANT AND EQUIPMENT
Net property, plant and equipment	$789.4	$806.8	$829.7	$567.8	$598.4
Capital expenditures	(79.5)	(81.2)	(77.9)	(54.6)	(50.1)
Depreciation	104.4	99.7	88.5	77.2	68.6
TOTAL ASSETS	$6,536.7	$6,746.2	$7,063.4	$5,516.4	$5,713.8

CAPITALIZATION
Long-term debt and notes payable (includes capital leases)	$1,976.7	$2,098.7	$2,300.4	$1,686.3	$1,966.4
Total Terex Corporation Stockholders’ Equity	2,190.1	2,007.7	1,910.3	2,083.2	1,650.2
Dividends per share of Common Stock	0.05	—	—	—	—
Shares of Common Stock outstanding at year end	109.9	109.9	108.8	108.1	107.3
EMPLOYEES	20,500	20,900	22,100	15,900	14,600

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

Our AWP segment designs, manufactures, markets and services aerial work platform equipment, telehandlers, light towers, and bridge inspection equipment as well as their related replacement parts and components. Customers use these products to construct and maintain industrial, commercial and residential buildings and facilities and for other commercial operations, as well as in a wide range of infrastructure projects.

Our Construction segment designs, manufactures and markets compact construction and specialty equipment, as well as their related replacement parts and components. Customers use these products in construction and infrastructure projects, in building roads, bridges, homes, industrial sites and for material handling applications.

In 2013, we divested our roadbuilding operations, formerly a part of the Construction segment, in Brazil and in Oklahoma City. On December 9, 2013, we signed an agreement to sell our truck business, which was consolidated in the Construction segment, to Volvo Construction Equipment for $160 million. The truck business manufactures and sells off-highway rigid and articulated haul trucks. Included in the transaction is the manufacturing facility in Motherwell, Scotland. The sale, which is subject to government regulatory approvals and other customary closing conditions, is targeted to close in the first half of 2014. As a result of this agreement, the reporting of the truck business has been included in discontinued operations for all periods presented.

Our Cranes segment designs, manufactures, markets, services and refurbishes rough terrain cranes, all terrain cranes, truck cranes, tower cranes, lattice boom crawler cranes, lattice boom truck cranes, truck-mounted cranes (boom trucks) and utility equipment, as well as their related replacement parts and components. Customers use these products for construction, repair and maintenance of commercial buildings, manufacturing facilities, construction and maintenance of utility and telecommunication lines, tree trimming and certain construction and foundation drilling applications and a wide range of infrastructure projects. The segment also provides service and support for industrial cranes and aerial products in North America.

Our MHPS segment designs, manufactures, markets and services industrial cranes, including standard cranes, process cranes, rope and chain hoists, electric motors, light crane systems and crane components as well as a diverse portfolio of port and rail equipment including mobile harbor cranes, straddle and sprinter carriers, gantry cranes, ship-to-shore cranes, reach stackers, container handlers, general cargo lift trucks, automated stacking cranes, automated guided vehicles and terminal automation technology, including software. The segment operates an extensive global sales and service network. Customers use these products for lifting and material handling at manufacturing and port and rail facilities.

Our MP segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders, chippers and their related replacement parts and components. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries.

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

We calculate a non-GAAP measure of free cash flow. In 2013, we defined this as income from operations plus certain impairments and write downs, depreciation, amortization, proceeds from the sale of assets, plus or minus cash changes in working capital, customer advances and rental/demo equipment and less capital expenditures. We will be changing this definition for 2014 to be Net cash provided by (used in) operating activities, less Capital expenditures, as we believe this definition more closely aligns with how our investors calculate free cash flow. We believe that the measure of free cash flow provides management and investors further information on cash generation or use.

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

Overview

Overall, 2013 was a good year and we are pleased with the improvements and progress underway at Terex. This past year was a tale of two halves, with the second half of the year significantly stronger than the first half. Our performance in the second half was fueled by the continued strength of AWP and the turn around in our MHPS segment. Our focus throughout the year on strengthening margins and driving financial efficiency helped deliver a strong close to the year. However, we expected 2013 to be a year of significant sales growth, and this did not occur. We achieved improved profitability despite flat overall net sales as we were impacted by challenging end markets during 2013 in Europe, Australia and Asia, and a more cautious North American market than originally anticipated going into the year.

We are seeing strength in early-cycle product categories where demand is mostly replacement driven. Our AWP segment performed substantially better in 2013, with improved net sales year-over-year, and continued strong orders for its products in the North American rental channel and a noticeable pickup in European and Latin American performance. We expect strong demand for AWP products, particularly in North America, to continue through 2014. Our MP segment reported solid results, delivering double digit operating margins despite a relatively soft demand environment. This was a result of good operational execution by this segment. These business segments performed well in 2013 and we expect even better performance in 2014.

Our remaining three segments did not meet our expectations in 2013. Although our Cranes segment remains profitable, it has not seen the net sales growth we expected. While new product launches did provide some growth, markets such as Australia, Europe and Latin America suffered more than anticipated. In addition, backlog was down year-over-year as we have experienced lower demand for our Cranes products in most geographies. These declines are primarily connected to the delayed recovery of non-residential construction activities and declines in commodity related demand. Our quoting activity continues to be strong, however, conversion of these opportunities into sales is slow as related projects are often delayed. We do believe Cranes will experience growth in both net sales and income from operations in 2014.

Our Construction businesses remain challenged. Net sales in our Construction segment declined year-over-year and we have continued to streamline this segment by selling certain underperforming product lines during the year. Following the pending sale of our truck business, we will have a smaller and more focused Construction portfolio. We are confident we can improve the financial profile of this segment going forward.

Our MHPS segment had a difficult first half of 2013, but we have seen positive developments for this segment. We have made good progress with the integration of our MHPS segment and we expect continued progress in 2014. Importantly, SG&A costs are trending downward, primarily due to actions taken to reduce our cost structure, as well as the focus on continued integration of these businesses. Backlog for the MHPS segment is up significantly year-over-year due to previously announced major automation programs in Port Solutions scheduled to ship in the next 12 months.

We took substantive actions in 2013 to adjust the cost structure in our Cranes, Construction and MHPS segments to align our workforce with the demands of these businesses. The benefits to our stakeholders from these actions are expected to have a meaningful impact on our future results in 2014 and beyond. See Note L – “Restructuring and Other Charges” in our Consolidated Financial Statements for a detailed description of our restructuring activities, including the reasons, timing and costs associated with such actions.

Geographically, North America remains the most stable market overall. Europe has seen slight improvements in certain products, mostly in our AWP segment, and the Middle East continues to provide growth. Looking ahead to 2014, while some developing markets still appear to be muted, we are encouraged that economic momentum in the core geographies of North America and Europe seems to be increasing.

We are pleased by a number of accomplishments in 2013, including initiation of dividend payments to our shareholders, a share repurchase plan, re-priced and reduced debt yielding significant interest savings and sale, both completed and planned, of several of our businesses. In addition, we have generated free cash flow of approximately $376 million in 2013. Using our revised definition of free cash flow, we generated approximately $106 million in 2013. We are expecting to generate over $250 million in free cash flow for the full year 2014 using our revised definition. See “Non-GAAP Measures” above to see the change in definition of free cash flow for 2013 as compared to 2014.

In July 2013, we acquired approximately 14% of the shares of Terex Material Handling & Port Solutions AG (“TMHPS AG”) for approximately $228 million. In January 2014, we paid approximately $77 million for the remaining outstanding shares of TMHPS AG. We now own 100% of TMHPS AG. These actions are consistent with our goals to simplify our capital structure and eliminated the obligation to make guaranteed payments to noncontrolling shareholders and also removed the financial and administrative burden of maintaining the entity as a German public company. We believe our liquidity after the acquisition of additional shares in TMHPS AG continues to be sufficient to meet our business plans. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.
During 2013, we made investments and implemented actions to set us on a course toward increased profitability in 2014 and beyond. We enter 2014 with optimism around our businesses and expectations to deliver improved financial results. Much of this optimism stems from our continued focus on internal areas of improvement, such as our capital structure initiatives, model and business simplification, as well as the year over year benefits anticipated from the restructuring efforts undertaken in 2013.

When balancing the different demand environments in each of our businesses, we are expecting 2014 earnings per share to be between $2.50 and $2.80 (excluding restructuring and unusual items) on net sales of between $7.3 billion and $7.7 billion. We believe that opportunities in our AWP, MHPS and MP segments to be the primary drivers of our increased earnings in 2014. Our Construction and Cranes segments are expected to show improvement but at a slower pace. We expect a tax rate between 33% and 35%. Our estimated average share count is expected to be approximately 118 million shares.

Our 2014 guidance reflects the benefits of internal cost initiatives, capital structure improvements and some anticipated net sales growth. The guidance is for continuing operations, and as such excludes the earnings associated with the off-highway truck business due to its impending sale. We see some signs of improvement in many parts of the world although this is tempered with some continued market uncertainty, particularly in developing markets. Overall, we believe that the global economy will be stronger in 2014, but still modest when viewed against historic demand levels.

ROIC continues to be a unifying metric that we use to measure our performance. ROIC and the Non-GAAP Measures assist in showing how effectively we utilize the capital invested in our operations. After-tax ROIC is determined by dividing the sum of NOPAT for each of the previous four quarters by the average of the sum of Total Terex Corporation stockholders’ equity plus Debt (as defined below) less Cash and cash equivalents for the previous five quarters. NOPAT for each quarter is calculated by multiplying Income (loss) from continuing operations by a figure equal to one minus the effective tax rate of the Company. We believe that returns on capital deployed in TFS do not represent our primary operations and, therefore, TFS finance receivable assets and results from operations have been excluded from the Non-GAAP Measures. The effective tax rate is equal to the (Provision for) benefit from income taxes divided by Income (loss) before income taxes for the respective quarter. Total Terex Corporation stockholders’ equity is adjusted to include redeemable noncontrolling interest as this item is deemed to be temporary equity and therefore should be included in the denominator of the ROIC ratio. Debt is calculated using the amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ NOPAT as this represents the most recent 12-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) thereby providing, over the same time period as the numerator, four quarters of average invested capital.

Terex management and the Board of Directors use ROIC as one of the primary measures to assess operational performance, including in connection with certain compensation programs. We use ROIC as a unifying metric because we believe that it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe that ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe that adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at December 31, 2013 was 8.1%.

The amounts described below are reported in millions of U.S. dollars, except for the effective tax rates. Amounts are as of and for the three months ended for the periods referenced in the tables below (in millions, except percentages).

	Dec ’13	Sep ’13	Jun ’13	Mar ’13	Dec ’12
Provision for (benefit from) income taxes	$22.3	$22.8	$27.7	$14.6
Divided by: Income (loss) before income taxes	106.0	106.6	46.4	32.3
Effective tax rate	21.0%	21.4%	59.7%	45.2%
Income (loss) from operations as adjusted	$131.5	$139.4	$83.8	$66.1
Multiplied by: 1 minus Effective tax rate	79.0%	78.6%	40.3%	54.8%
Adjusted net operating income (loss) after tax	$103.9	$109.6	$33.8	$36.2
Debt (as defined above)	$1,976.7	$1,905.9	$1,870.4	$2,082.5	$2,098.7
Less: Cash and cash equivalents	(408.1)	(370.6)	(548.2)	(729.7)	(678.0)
Debt less Cash and cash equivalents	$1,568.6	$1,535.3	$1,322.2	$1,352.8	$1,420.7
Total Terex Corporation stockholders’ equity as adjusted	$2,092.4	$2,002.2	$2,042.7	$2,053.8	$2,103.7
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$3,661.0	$3,537.5	$3,364.9	$3,406.6	$3,524.4

December 31, 2013 ROIC	8.1%
NOPAT as adjusted (last 4 quarters)	$283.5
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$3,498.9

	Three months ended 12/31/13	Three months ended 9/30/13	Three months ended 06/30/13	Three months ended 03/31/13
Reconciliation of income (loss) from operations:
Income (loss) from operations as reported	$131.4	$138.6	$83.5	$65.6
(Income) loss from operations for TFS	0.1	0.8	0.3	0.5
Income (loss) from operations as adjusted	$131.5	$139.4	$83.8	$66.1

Reconciliation of Terex Corporation stockholders’ equity:	As of 12/31/13	As of 9/30/13	As of 06/30/13	As of 03/31/13	As of 12/31/12
Terex Corporation stockholders’ equity as reported	$2,190.1	$2,094.2	$1,955.8	$1,957.5	$2,007.7
TFS Assets	(151.6)	(149.8)	(139.7)	(147.5)	(150.9)
Redeemable noncontrolling interest	53.9	57.8	226.6	243.8	246.9
Terex Corporation stockholders’ equity as adjusted	$2,092.4	$2,002.2	$2,042.7	$2,053.8	$2,103.7

RESULTS OF OPERATIONS

2013 COMPARED WITH 2012

Terex Consolidated

	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$7,084.0	—	$6,982.2	—	1.5%
Gross profit	$1,439.5	20.3%	$1,400.1	20.1%	2.8%
SG&A	$1,020.4	14.4%	$1,033.3	14.8%	(1.2)%
Income from operations	$419.1	5.9%	$366.8	5.3%	14.3%

Net sales for the year ended December 31, 2013 increased $101.8 million when compared to 2012. Our AWP segment had significant growth in net sales from continued rental channel replenishment, particularly in North America, Europe and Latin America as well as other international markets. However, the impact of weak demand in European and other markets on our Construction, Cranes, MHPS and MP segments partially offset those net sales increases.

Gross profit for the year ended December 31, 2013 increased $39.4 million when compared to 2012. Approximately $32 million of restructuring and related charges impacted gross profit in the current year. Our AWP and Construction segments’ gross profit improved from the prior year period, partially offset by decreased gross profit in the other three segments.

SG&A costs for the year ended December 31, 2013 decreased $12.9 million when compared to 2012. Approximately $29 million of restructuring and related charges affected SG&A costs in the current year. These charges were partially offset by lower SG&A costs resulting from actions taken in prior periods to lower our cost structure as well as from a charge taken in the prior year for an acquisition related note receivable that did not recur in the current year.

Income from operations improved by $52.3 million for the year ended December 31, 2013 when compared to 2012. The increase was primarily due to improved profitability in our AWP segment and lower overall SG&A costs.

Aerial Work Platforms

	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,131.0	—	$1,742.4	—	22.3%
Gross profit	$514.9	24.2%	$381.2	21.9%	35.1%
SG&A	$189.1	8.9%	$170.3	9.8%	11.0%
Income from operations	$325.8	15.3%	$210.9	12.1%	54.5%

Net sales for the AWP segment for the year ended December 31, 2013 increased $388.6 million when compared to 2012. We continued to see growth from replacement-based demand in the North American, Latin American and European rental channels for our aerial work platform products as well as increased demand arising from the early stages of replacement demand in many other international markets.

Gross profit for the year ended December 31, 2013 increased $133.7 million when compared to 2012. Increased net sales, improved price realization, lower material costs and the mix of product sales, contributed approximately $149 million to the improvement in gross profit. This improvement was slightly offset by approximately $11 million in higher distribution and warranty costs associated with higher net sales volume.

SG&A costs for the year ended December 31, 2013 increased $18.8 million when compared to 2012. Higher selling and marketing costs associated with higher net sales increased SG&A costs by approximately $7 million as compared to the prior year. Additionally, the allocation of corporate costs was approximately $8 million higher in the current year.

Income from operations for the year ended December 31, 2013 improved $114.9 million when compared to 2012. The increase was due to the items noted above, particularly increased net sales volume, partially offset by higher SG&A costs.

Construction

	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$820.0	—	$952.1	—	(13.9)%
Gross profit	$83.2	10.1%	$68.2	7.2%	22.0%
SG&A	$108.0	13.2%	$137.5	14.4%	(21.5)%
Loss from operations	$(24.8)	(3.0)%	$(69.3)	(7.3)%	*
*              Not meaningful as a percentage

Net sales for the Construction segment decreased by $132.1 million for the year ended December 31, 2013 when compared to 2012. Demand for our Construction products has weakened, particularly in Western Europe. Decreased demand for our material handlers and compact construction equipment negatively impacted net sales in the current year period. These declines were partially offset by improved net sales from our cement mixer product line.

Gross profit for the year ended December 31, 2013 increased $15.0 million when compared to 2012. The increase was primarily due to approximately $21 million of lower inventory and restructuring charges in the current year compared to the prior year. These were partially offset by lower net sales for our material handlers and compact construction product lines worldwide. Additionally, charges taken in connection with the sale of a portion of the roadbuilding businesses decreased gross profit by approximately $3 million.

SG&A costs for the year ended December 31, 2013 decreased $29.5 million when compared to 2012. Cost reduction activities taken in prior periods are reflected in lower current year SG&A costs. Additionally, the allocation of corporate costs was approximately $5 million lower in the current year. Approximately $5 million lower restructuring and related charges in the current year decreased SG&A costs.

Loss from operations for the year ended December 31, 2013 decreased $44.5 million when compared to 2012. The lower loss was primarily due to lower inventory, restructuring and other SG&A costs partially offset by the impact of lower net sales.

Cranes

	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,925.5	—	$1,987.6	—	(3.1)%
Gross profit	$337.1	17.5%	$393.6	19.8%	(14.4)%
SG&A	$226.6	11.8%	$225.6	11.4%	0.4%
Income from operations	$110.5	5.7%	$168.0	8.5%	(34.2)%

Net sales for the Cranes segment for the year ended December 31, 2013 decreased by $62.1 million when compared to 2012. We have experienced declines in net sales in Australia and Latin America, partially offset by stronger sales in the Middle East. These declines were primarily related to lower commodity driven demand.

Gross profit for the year ended December 31, 2013 decreased by $56.5 million when compared to 2012. Approximately $10 million of restructuring and related charges impacted gross profit in the current year period. The decrease in net sales and lower margin mix of product sales were the primary drivers of the remaining decrease in gross profit.

SG&A costs for the year ended December 31, 2013 increased $1.0 million when compared to 2012. Approximately $5 million of higher engineering costs for new product development were incurred in the current year period. Additionally, the allocation of corporate costs was approximately $7 million higher in the current year period. However, a $12 million charge in the prior year period related to the write down of an acquisition related note did not recur in the current year period.

Income from operations for the year ended December 31, 2013 decreased $57.5 million when compared to 2012, resulting primarily from restructuring and related costs and lower net sales.

Material Handling & Port Solutions

	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,698.5	—	$1,742.1	—	(2.5)%
Gross profit	$345.4	20.3%	$386.7	22.2%	(10.7)%
SG&A	$387.2	22.8%	$381.1	21.9%	1.6%
Income (loss) from operations	$(41.8)	(2.5)%	$5.6	0.3%	*

*	Not meaningful as a percentage

Net sales for the MHPS segment for the year ended December 31, 2013 decreased by $43.6 million when compared to 2012. Weak demand across several geographies, including Europe, South Africa and India, has reduced net sales in both businesses in this segment. However, net sales were approximately 40% higher in the second half of the current year than in the first half of the year.

Gross profit for the year ended December 31, 2013 decreased by $41.3 million when compared to 2012. Approximately $21 million of restructuring and related charges impacted gross profit in the current year period. The remaining decrease in gross profit was primarily attributable to the reduced overall net sales volume.

SG&A costs for the year ended December 31, 2013 increased by $6.1 million when compared to 2012. Approximately $25 million of restructuring and related charges affected SG&A costs in the current year period. This was partially offset by cost reduction activities taken in prior periods that positively impacted SG&A by approximately $15 million.

Income (loss) from operations for the year ended December 31, 2013 declined by $47.4 million when compared to 2012. These results were primarily driven by restructuring and related charges.

Materials Processing

	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$628.2	—	$661.5	—	(5.0)%
Gross profit	$145.4	23.1%	$149.6	22.6%	(2.8)%
SG&A	$73.6	11.7%	$74.3	11.2%	(0.9)%
Income from operations	$71.8	11.4%	$75.3	11.4%	(4.6)%

Net sales in the MP segment decreased by $33.3 million for the year ended December 31, 2013 when compared to 2012. The translation effect of foreign currency exchange rate changes negatively impacted net sales by approximately $12 million. Additionally, the decline in net sales was impacted by weakness in minerals driven markets such as Australia and South America, as well as general construction weakness in Europe. However, our business remained strong in North America driven by replacement demand.

Gross profit for the year ended December 31, 2013 decreased by $4.2 million when compared to 2012. The decrease was primarily due to lower net sales volume and a negative impact from the translation effect of foreign currency exchange rate changes. However, improved manufacturing cost structure partially offset this decrease.

SG&A costs for the year ended December 31, 2013 decreased $0.7 million when compared to 2012. SG&A costs in the current year reflected reduced spending on selling and marketing costs, partially offset by increased engineering costs for investments in new products and markets.

Income from operations for the year ended December 31, 2013 decreased $3.5 million when compared to 2012. This was driven primarily by lower net sales partially offset by manufacturing costs controls.

Corporate/Eliminations

	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(119.2)	—	$(103.5)	—	*
Loss from operations	$(22.4)	*	$(23.7)	*	*

*	Not meaningful as a percentage

The net sales amounts include the elimination of intercompany sales activity among segments.

Interest Expense, Net of Interest Income

During the year ended December 31, 2013, our interest expense net of interest income was $119.4 million, or $36.4 million lower than the prior year. This improvement was primarily driven by the capital market activities in 2012 and continued paydown of debt in 2013, which generally resulted in lower cost debt being used to pay off higher cost debt as well as decreasing our debt balances.

Loss on Early Extinguishment of Debt

We recorded a loss of $5.2 million on early extinguishment of debt during the year ended December 31, 2013 related to the redemption of a portion of our term debt. A loss of $83.0 million on early extinguishment of debt was recorded in the year ended December 31, 2012 related to the redemption of certain of our senior notes and convertible debt.

Other Income (Expense) — Net

Other income (expense) — net for the year ended December 31, 2013 was income of $5.3 million, a decrease of $2.6 million when compared to income of $7.9 million in the prior year.  This was driven primarily by losses incurred from the sale of assets in the current year.

Income Taxes

During the year ended December 31, 2013, we recognized income tax expense of $87.4 million on income of $291.3 million, an effective tax rate of 30.0%, as compared to an income tax expense of $51.5 million on income of $126.3 million, an effective tax rate of 40.8%, for the year ended December 31, 2012. The lower effective tax rate for the year ended December 31, 2013 was primarily due to reductions in the provision for uncertain tax positions and losses for which no tax benefit was recognized in the current year when compared to the prior year.

Income (Loss) from Discontinued Operations

Income from discontinued operations for the year ended December 31, 2013 decreased by approximately $14 million when compared to the prior year primarily due to lower demand for our trucks in the current year.

Gain (Loss) on Disposition of Discontinued Operations

For the year ended December 31, 2013, we recognized a gain from contractually obligated earnings based payments from the purchaser of a business sold in 2010. For the year ended December 31, 2012, we recognized a gain from contractually obligated earnings based payments from the purchaser of a business sold in 2010 partially offset by a loss associated with settlement of claims related to the sale of the Mining business.

2012 COMPARED WITH 2011

Terex Consolidated

	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$6,982.2	—	$6,158.0	—	13.4%
Gross profit	$1,400.1	20.1%	$923.5	15.0%	51.6%
SG&A	$1,033.3	14.8%	$863.6	14.0%	19.7%
Income from operations	$366.8	5.3%	$59.9	1.0%	512.4%

Net sales for the year ended December 31, 2012 increased $824.2 million when compared to 2011.  Excluding the effect of the addition from TMHPS AG in both periods and the negative impact of foreign currency exchange rate changes, net sales increased approximately 5% from the prior year period. The impact of the acquisition of TMHPS AG increased net sales by approximately $693 million due to inclusion in our results for the full year in 2012. Our AWP segment had approximately 22% higher net sales in 2012 and our Cranes segment was slightly higher in 2012. However, our Construction segment net sales was down approximately 20% when compared to 2011. Our MP segment net sales were down slightly from 2011.

Gross profit for the year ended December 31, 2012 increased $476.6 million when compared to 2011.  Excluding the impact of the acquisition of TMHPS AG, gross profit improved by approximately $235 million primarily due to improved price realization and cost reductions. The acquisition of TMHPS AG added approximately $242 million to gross profit due to inclusion in our results for the full year in 2012. The prior year amounts for MHPS included approximately $41 million from inventory revaluation charges related to the acquisition which did not recur in the current year.

SG&A costs increased by $169.7 million when compared to 2011.  Excluding the impacts of the acquisition of TMHPS AG and foreign currency exchange rate changes, SG&A costs were lower by approximately $18 million on higher net sales levels. The acquisition of TMHPS AG added approximately $212 million to SG&A costs due to inclusion in our results for the full year in 2012.

Income from operations improved by $306.9 million for the year ended December 31, 2012 versus the comparable period in 2011.  The increase was primarily due to the items noted above particularly, improved price realization and actions taken in previous periods to reduce our cost structure, as well as the impact of the acquisition of TMHPS AG.

Aerial Work Platforms

	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,742.4	—	$1,425.0	—	22.3%
Gross profit	$381.2	21.9%	$239.2	16.8%	59.4%
SG&A	$170.3	9.8%	$157.3	11.0%	8.3%
Income from operations	$210.9	12.1%	$81.9	5.7%	157.5%

Net sales for the AWP segment for the year ended December 31, 2012 increased $317.4 million when compared to 2011.  We continued to see growth from replacement-based demand in the North American rental channels for our aerial work platform products. Price realization also contributed to the increase in net sales. European sales for aerial work platforms also improved relative to the prior year.

Gross profit for the year ended December 31, 2012 increased $142.0 million when compared to 2011.  Improved price realization, increased net sales, the mix of product sales and lower manufacturing costs, contributed approximately $151 million to the improvement in gross profit. These improvements were partially offset by approximately $9 million from increased inventory charges compared to the prior year.

SG&A costs for the year ended December 31, 2012 increased $13.0 million when compared to 2011.  Higher general and administrative costs to enable the increased sales levels increased SG&A spending by approximately $10 million as compared to the prior year.

Income from operations for the year ended December 31, 2012 improved $129.0 million when compared to 2011.  The increase was due to the items noted above, particularly improved price realization and increased net sales volume, partially offset by higher SG&A.

Construction

	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$952.1	—	$1,182.7	—	(19.5)%
Gross profit	$68.2	7.2%	$126.2	10.7%	(46.0)%
SG&A	$137.5	14.4%	$161.5	13.7%	(14.9)%
Loss from operations	$(69.3)	(7.3)%	$(35.3)	(3.0)%	*
*              Not meaningful as a percentage

Net sales in the Construction segment decreased by $230.6 million for the year ended December 31, 2012 when compared to 2011.  Weakened demand for our material handling products and a lack of government infrastructure spending in North America and Brazil negatively impacted our Roadbuilding equipment sales. Additionally, lower demand for compact construction products, particularly in Europe, affected net sales in the current year. Changes in foreign currency exchange rates negatively impacted net sales by approximately $23 million.

Gross profit for the year ended December 31, 2012 decreased $58.0 million when compared to 2011.  Lower net sales decreased gross profit by approximately $39 million. Additionally, higher inventory write downs and restructuring charges associated with our Roadbuilding and compact construction businesses decreased gross profit by approximately $22 million.

SG&A costs for the year ended December 31, 2012 decreased $24.0 million when compared to 2011.  The impact of cost reduction actions taken in prior periods are reflected in lower current year SG&A costs. These positive impacts on SG&A costs for the current year were partially offset by approximately $9 million higher asset impairment and restructuring related costs in the current year associated with our Roadbuilding and compact construction businesses.

Loss from operations for the year ended December 31, 2012 increased $34.0 million when compared to 2011.  The increased loss was due to the items noted above, particularly approximately $31 million of charges associated with our Roadbuilding and compact construction businesses, partially offset by lower SG&A costs.

Cranes

	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,987.6	—	$1,936.5	—	2.6%
Gross profit	$393.6	19.8%	$267.1	13.8%	47.4%
SG&A	$225.6	11.4%	$233.2	12.0%	(3.3)%
Income from operations	$168.0	8.5%	$33.9	1.8%	395.6%

Net sales for the Cranes segment for the year ended December 31, 2012 increased by $51.1 million when compared to 2011.  Changes in foreign currency exchange rates negatively impacted net sales by approximately $68 million. Strong demand for rough terrain cranes driven by energy related projects continued. Additionally, the inclusion of an acquired business in 2012 that was not included in the prior year period increased net sales. We also experienced good demand for our cranes in North America, South America, the Middle East and Australia. This strength was offset by softening demand for all-terrain cranes in Western Europe.

Gross profit for the year ended December 31, 2012 increased by $126.5 million when compared to 2011.  Improved price realization, factory utilization, a favorable mix of product sales and higher parts volume in the current year improved gross profit by approximately $115 million. Additionally, lower inventory, warranty and restructuring charges in the current year improved gross profit by approximately $24 million. Changes in foreign currency exchange rates negatively impacted gross profit by approximately $16 million.

SG&A costs for the year ended December 31, 2012 decreased $7.6 million versus 2011.  The impact of cost reduction actions taken in prior years are reflected in lower current year SG&A costs. The lower allocation of corporate expenses in the current year decreased SG&A costs by approximately $11 million. Changes in foreign currency exchange rate also positively impacted SG&A costs in the current year by approximately $11 million. Partially offsetting these positive impacts on SG&A costs was approximately $12 million from the write down of an acquisition related note receivable in the current year.

Income from operations for the year ended December 31, 2012 increased $134.1 million versus 2011, resulting primarily from improved price realization, a favorable mix of product sales and lower SG&A costs. However, changes in foreign currency exchange rates negatively impacted income from operations by approximately $5 million.

Material Handling & Port Solutions

	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,742.1	—	$1,036.9	—	*
Gross profit	$386.7	22.2%	$135.2	13.0%	*
SG&A	$381.1	21.9%	$203.7	19.6%	*
Income (loss) from operations	$5.6	0.3%	$(68.5)	(6.6)%	*
*             Not meaningful as a percentage

Net sales for the MHPS segment for the year ended December 31, 2012 increased by $705.2 million when compared to 2011, primarily due to the impact of results from the TMHPS AG acquisition. Excluding the effect of the addition of TMHPS AG in both years and the negative impact of foreign currency exchange rate changes, net sales from the pre-existing businesses in the MHPS segment decreased approximately 11% from the prior year.

Gross profit for the year ended December 31, 2012 increased by $251.5 million when compared to 2011, primarily due to the impact of results from the TMHPS AG acquisition. Excluding the effect of the addition of TMHPS AG, gross profit from the pre-existing businesses in the MHPS segment improved approximately $17 million. The acquisition of TMHPS AG added approximately $248 million to gross profit due to inclusion in our results for the full year in 2012. Additionally, approximately $41 million from inventory revaluation charges related to the acquisition in the prior year did not recur in the current year. This was partially offset by approximately $8 million of charges in the current year as the Material Handling business made changes to better align production with market demand. Charges related to Brazilian post-employment benefit programs negatively impacted gross profit by approximately $8 million in 2012.

SG&A costs for the year ended December 31, 2012 increased by $177.4 million when compared to 2011. The effect of the addition from TMHPS AG as well as an allocation of Terex corporate costs to this segment in the current year were the primary drivers of increased SG&A costs. The acquisition of TMHPS AG added approximately $212 million to SG&A costs due to inclusion in our results for the full year in 2012. Charges related to Brazilian post-employment benefit programs negatively impacted SG&A costs by approximately $2 million in the current year. SG&A costs in the pre-existing businesses in the MHPS segment decreased approximately $27 million due to the impact of cost reduction actions taken in prior periods.

Income (loss) from operations for the year ended December 31, 2012 improved by $74.1 million when compared to 2011. These results were primarily driven by the effect of the addition from TMHPS AG and inventory revaluation charges related to the acquisition in the prior year which did not recur in the current year.

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

SG&A costs for the year ended December 31, 2012 decreased $2.0 million over 2011. The decrease in SG&A costs was primarily due to the release of a restructuring reserve due to revised operational plans for a facility previously scheduled for closing.

Income from operations for the year ended December 31, 2012 improved $15.8 million when compared to 2011, primarily due to improved price realization and lower warranty and restructuring charges in the current year.

Corporate/Eliminations

	2012		2011
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(103.5)	—	$(105.9)	—	2.3%
Loss from operations	$(23.7)	22.9%	$(11.6)	11.0%	(104.3)%

Net sales amounts include the elimination of intercompany sales activity among segments.  Loss from operations increased from the prior year period primarily due to increased spending on developing markets.

Interest Expense, Net of Interest Income

During the year ended December 31, 2012, our interest expense net of interest income was $155.8 million, or $35.2 million higher than the prior year. This increase was primarily driven by increased interest expense associated with the TMHPS AG acquisition related debt.

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

Other Income (Expense) — Net

Other income (expense) — net for the year ended December 31, 2012 was income of $7.9 million, a decrease of $134.2 million when compared to income of $142.1 million in the prior year. The change was primarily driven by a gain in the prior year period of approximately $168 million from the sale of shares in Bucyrus International. This was partially offset by approximately $16 million of charges in the prior year period related to the acquisition of TMHPS AG.

Income Taxes

During the year ended December 31, 2012, we recognized income tax expense of $51.5 million on income of $126.3 million, an effective rate of 40.8%, as compared to income tax expense of $45.4 million on income of $65.6 million, an effective rate of 69.2%, for the year ended December 31, 2011.  The lower effective tax rate for the year ended December 31, 2012 was primarily attributable to reductions in the provision for uncertain tax positions and losses for which no tax benefit was recognized.

Income (Loss) from Discontinued Operations

We had income from discontinued operations for the year ended December 31, 2012 and 2011 primarily due to the pending sale of the truck business. The increase was primarily due to higher demand for these trucks in 2012.

Gain (Loss) on Disposition of Discontinued Operations

For the year ended December 31, 2012, we recognized a gain from contractually obligated earnings based payments from the purchaser of a business sold in 2010 partially offset by a loss associated with settlement of claims related to the sale of the Mining business. For the year ended December 31, 2011, we recognized a gain due to tax related adjustments on the net gain on divestiture of businesses sold in 2010.

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

Inventories – In valuing inventory, we are required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. These assumptions require us to analyze the aging of and forecasted demand for our inventory, forecast future products sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory. Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with our customers for future orders, including their plans for expenditures, and market trends for similar products. Our judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage. The valuation of used equipment taken in trade from customers requires us to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events that could significantly influence our judgment and related estimates include general economic conditions in markets where our products are sold, new equipment price fluctuations, actions of our competitors, including the introduction of new products and technological advances, as well as new products and design changes we introduce. We make adjustments to our inventory reserve based on the identification of specific situations and increase our inventory reserves accordingly. As further changes in future economic or industry conditions occur, we will revise the estimates that were used to calculate its inventory reserves.

If actual conditions are less favorable than those we have projected, we will increase our reserves for lower of cost or market (“LCM”), excess and obsolete inventory accordingly. Any increase in our reserves will adversely impact our results of operations. The establishment of a reserve for LCM, excess and obsolete inventory establishes a new cost basis in the inventory. Such reserves are not reduced until the product is sold.

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

Guarantees – As of December 31, 2013, we have issued guarantees to financial institutions related to customer financing of equipment purchases by our customers. We must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer’s payment history, leverage, availability of third party financing, political and exchange risks, and other factors. Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty.

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

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. We are generally able to mitigate the risk of these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

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

See Note Q – “Litigations and Contingencies” in the Notes to the Consolidated Financial Statements for further information regarding our guarantees.

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

Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which discrete financial information with similar economic characteristics is available and the operating results are regularly reviewed by our management. The AWP, Construction, Cranes and MP operating segments plus the Material Handling business and Port Solutions business of MHPS, comprise the six reporting units for goodwill impairment testing purposes.

We may elect to perform a qualitative analysis for our reporting units to determine whether it is more likely than not that the fair value of the reporting unit is greater than its carrying value. If the qualitative analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if we elect not to perform a qualitative analysis, we perform a quantitative analysis to determine whether a goodwill impairment exists.

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

There were no indicators of goodwill impairment in the tests performed as of October 1, 2013, 2012 and 2011. See Note J – “Goodwill and Intangible Assets, Net” in the Notes to the Consolidated Financial Statements.

In order to evaluate the sensitivity of any quantitative fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of any reporting unit calculated. This hypothetical 10% decrease would still result in excess fair value over carrying value for the reporting units as of October 1, 2013.

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

Defined Benefit Plans – Pension benefits represent financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. As of December 31, 2013, we maintained one qualified defined benefit pension plan and one nonqualified plan covering certain U.S. employees. The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. Participation in the qualified plan is frozen and participants are only credited with post-freeze service for purposes of determining vesting and retirement eligibility. It is our policy, generally, to fund the qualified U.S. plan based on the requirements of the Employee Retirement Income Security Act of 1974. See Note O – “Retirement Plans and Other Benefits” in the Notes to the Consolidated Financial Statements. The nonqualified plan provides retirement benefits to certain senior executives of the Company and is unfunded. Generally, the nonqualified plan provides a benefit based on average total compensation earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program, excluding salary deferrals and matching contributions. In addition, benefits are reduced by Social Security Primary Insurance Amounts attributable to Company contributions. Participation in the nonqualified plan was frozen effective December 31, 2008; however, eligible participants are credited with post-freeze service for purposes of determining vesting and the amount of benefits.

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

Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds. For the U.S. plan, approximately 32% of the assets are in equity securities and 68% are in fixed income securities. For the non-U.S. funded plans, approximately 31% of the assets are in equity securities, 63% are in fixed income securities and 6% are in real estate investment securities. These allocations are reviewed periodically and updated to meet the long-term goals of the plans.

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

Expected long-term rates of return on pension plan assets were 7.50% for the U.S. plan, 6.00% for the U.K. plan and 3.50% for the Swiss plan at December 31, 2013. Our strategy with regard to the investments in the pension plans is to earn a rate of return sufficient to match or exceed the long-term growth of pension liabilities. The expected rate of return of plan assets represents an estimate of long-term returns on the investment portfolio. These rates are determined annually by management based on a weighted average of current and historical market trends, historical portfolio performance and the portfolio mix of investments. The expected long-term rate of return on plan assets at December 31 is used to measure the earnings effects for the subsequent year. The difference between the expected return and the actual return on plan assets affects the calculated value of plan assets and, ultimately, future pension expense (income).

The discount rates for pension plan liabilities were 4.64% for U.S. plan and 1.75% to 10.25% with a weighted average of 3.78% for non-U.S. plans at December 31, 2013. The discount rate enables us to estimate the present value of expected future cash flows on the measurement date. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments at the December 31 measurement date. The discount rate at December 31 is used to measure the year-end benefit obligations and the earnings effects on the subsequent year. Typically, a higher discount rate decreases the present value of benefit obligations and increases pension expense.

The expected rates of compensation increase for our non-U.S. pension plans were 1.00% to 5.50% with a weighted average of 1.56% at December 31, 2013. These estimated annual compensation increases are determined by management every year and are based on historical trends and market indices.

We have recorded the underfunded status on our balance sheet as a liability and the unrecognized prior service costs and actuarial gains (losses) as an adjustment to Stockholders’ equity on the Consolidated Balance Sheet. The net decrease in the liability and funded status of $41.2 million was due to changes in assumptions from the previous year, primarily increases in the discount rates.

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

Assumptions used in computing our net pension expense and projected benefit obligation have a significant effect on the amounts reported. A 0.25% change in each assumption below would have the following effects upon net pension expense and projected benefit obligation, respectively, as of and for the year ended December 31, 2013:

	Increase		Decrease
	Discount Rate	Expected long- term rate of return	Discount Rate	Expected long- term rate of return
	($ amounts in millions)
U. S. Plan:
Net pension expense	$(0.1)	$(0.3)	$0.1	$0.3
Projected benefit obligation	$(5.1)	$—	$5.1	$—

Non-U.S. Plans:
Net pension expense	$—	$0.2	$—	$(0.2)
Projected benefit obligation	$(17.6)	$—	$19.1	$—

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

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note A – “Basis of Presentation” in the accompanying Consolidated Financial Statements for a listing of recent accounting pronouncements.

LIQUIDITY AND CAPITAL RESOURCES

We are continuing to focus on generating cash from operations and promoting growth. Our free cash flow of approximately $376.0 million in 2013, was in line with our expectations. During 2013 we completed two significant financing transactions. We repaid approximately $220 million of senior term loans outstanding under our bank credit facilities and purchased approximately 14% of the noncontrolling interest shares in TMHPS AG for approximately $228 million, funding these transactions with a combination of available cash and borrowings on our revolving credit line. As of December 31, 2013 we had $117.7 million outstanding on our revolving credit line. Overall, during the past 12 months we have reduced our debt and also lowered the interest rates on our term loans, yielding a meaningful reduction in interest expense from 2012.

The following table reconciles income from operations to free cash flow (in millions):

Year ended 12/31/13
Income from operations	$419.1
Plus: Depreciation and amortization	151.5
Plus: Proceeds from sale of assets	46.1
Plus/minus: Cash changes in working capital	(161.2)
Less: Capital expenditures	(79.5)
Free cash flow	$376.0

Our main sources of funding are cash generated from operations, loans from our bank credit facilities, and funds raised in capital markets.  We had cash and cash equivalents of $408.1 million at December 31, 2013.  We expect the majority of the cash held by our foreign subsidiaries to be maintained locally because we plan to reinvest such cash and cash equivalents to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of these operations. Such cash could be used in the U.S., if necessary, however cash repatriated to the U.S. could be subject to incremental local and U.S. taxation. Currently, there are no trends, demands or uncertainties as a result of the Company’s cash re-investment policy that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility.

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

Typically, we have invested our cash in a combination of highly rated, liquid money market funds and in short-term bank deposits with large, highly rated banks. Our investment objective is to preserve capital and liquidity while earning a market rate of interest. For several years, we have used a portion of our cash to take advantage of early payment discounts offered by our suppliers where the returns were greater than the amount that would have been earned on such cash if invested in money market funds and short-term bank deposits. We expect to continue this practice in 2014, although we may discontinue it at any time.

Our investment in financial services assets was approximately $152 million, net at December 31, 2013. We remain focused on expanding TFS in key markets like the U.S., Europe and China. We also anticipate using TFS to drive incremental sales by increasing end-customer financing through TFS when we believe the investments are justified.

During 2013, our cash used in inventory was approximately $70 million as we made investments in businesses showing improved order and inquiry activity. We continue our program to increase inventory turns by sharing, throughout our Company, many of the best practices and lean manufacturing processes that several of our business units have implemented successfully. We expect these initiatives to reduce the level of inventory needed to support our business and allow us to reduce our manufacturing lead times, thereby reducing our working capital requirements. Working capital as percent of trailing three month annualized net sales was 24.8% at December 31, 2013.

The following tables show the calculation of our working capital and trailing three months annualized sales as of December 31, 2013 (in millions):

Three months ended 12/31/13
Net Sales	$1,811.8
x	4
Trailing Three Month Annualized Net Sales	$7,247.2

As of 12/31/13
Inventories	$1,613.2
Trade Receivables	1,176.8
Less: Trade Accounts Payable	(689.1)
Less: Customer advances	(302.1)
Total Working Capital	$1,798.8

We have a credit agreement that provides us with a revolving line of credit of up to $500 million. The revolving line of credit consists of $250 million of available domestic revolving loans and $250 million of available multicurrency revolving loans. See Note M – “Long-Term Obligations,” in our Consolidated Financial Statements for information concerning an amendment in November 2013 of our credit agreement. We had $328.1 million available for borrowing under our revolving credit facilities at December 31, 2013. The credit agreement also allows incremental commitments, which may be extended at the option of the lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both as long as we satisfy a secured debt financial ratio contained in the credit facilities. We had $117.7 million of outstanding borrowings under our revolving credit facilities as well as U.S. dollar and Euro denominated term loans in the amount of $495.3 million under our credit agreement as of December 31, 2013.

Interest rates charged under our credit agreement are subject to adjustment based on our consolidated leverage ratio. The U.S. dollar term loans bear interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 2.75%, with a floor of 0.75% on LIBOR. The Euro term loans bear interest at a rate of Euro Interbank Offer Rate (“EURIBOR”) plus 3.25%, with a floor of 0.75% on EURIBOR. At December 31, 2013, the weighted average interest rate on these term loans was 3.66%.

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

In December 2013, our Board of Directors authorized the repurchase of up to $200 million of our outstanding shares of common stock through December 31, 2015. During 2013, we repurchased approximately 772 thousand shares for approximately $30 million under this program. In December 2013, our Board of Directors also declared a $0.05 cash dividend to our shareholders. It is our intention to pay four quarterly dividends of $0.05 per share, for an aggregate of $0.20 per share, for the calendar year 2014. However, future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the determination of our Board of Directors.

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

As noted above, in 2013 we acquired approximately 14% of the outstanding TMHPS AG shares for approximately $228 million. In January 2014, we paid approximately $77 million for the remaining outstanding shares of TMHPS AG. We now own 100% of TMHPS AG.
Cash Flows

Cash provided by operations for the year ended December 31, 2013 totaled $188.5 million, compared to cash provided by operations of $292.3 million for the year ended December 31, 2012.  The change in cash from operations was primarily driven by cash used for working capital in the current year compared to cash provided from working capital in the prior year, partially offset by higher net income in the current year.

Cash used in investing activities for the year ended December 31, 2013 was $37.4 million, compared to $76.3 million cash used in investing activities for the year ended December 31, 2012.  The change in cash from investing activities was primarily due to investments in businesses in the prior year compared to no investment activity in the current year.

Cash used in financing activities was $420.1 million for the year ended December 31, 2013, compared to cash used in financing activities for the year ended December 31, 2012 of $323.3 million.  The change was primarily due to higher cash used for acquisition and distribution to noncontrolling interest holders in the current year compared to the prior year. Additionally, we repurchased shares and issued dividends in the current year, which did not occur in the prior year. These uses of cash were partially offset by lower net repayments of debt in the current year.

Contractual Obligations

The following table sets out our specified contractual obligations at December 31, 2013 (in millions):

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations	$2,570.5	$196.7	$596.7	$476.6	$1,300.5
Capital lease obligations	5.2	1.0	1.5	1.7	1.0
Operating lease obligations	259.5	61.4	93.1	53.2	51.8
Purchase obligations (1)	669.9	667.9	1.9	0.1	—
Total	$3,505.1	$927.0	$693.2	$531.6	$1,353.3

(1)	Purchase obligations include non-cancellable and cancellable commitments. In many cases, cancellable commitments contain penalty provisions for cancellation.

Long-term debt obligations include expected interest expense. Interest expense is calculated using fixed interest rates for indebtedness that has fixed rates and the implied forward rates as of December 31, 2013 for indebtedness that has floating interest rates.

As of December 31, 2013, our liability for uncertain income tax positions was $92.5 million.  With respect to our tax audits worldwide, it is reasonably possible that we will make payments in 2014 of up to $6.3 million.  Payments may be made in part to mitigate the accrual of interest in connection with income tax audit assessments that may be issued and that we would contest, or may in part be made to settle the matter with the tax authorities.  Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the remaining liabilities, we are unable to make a reasonable estimate of the amount and period in which these remaining liabilities might be paid.

Additionally, at December 31, 2013, we had outstanding letters of credit that totaled $340.4 million and had issued $53.6 million in credit guarantees of customer financing to purchase equipment, $2.7 million in residual value guarantees and $46.7 million in buyback guarantees.

We maintain defined benefit pension plans for some of our operations in the United States and Europe. It is our policy to fund the retirement plans at the minimum level required by applicable regulations. In 2013, we made cash contributions and payments to the retirement plans of $25.0 million, and we estimate that our retirement plan contributions will be approximately $26 million in 2014. Changes in market conditions, changes in our funding levels or actions by governmental agencies may result in accelerated funding requirements in future periods.

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

See Note Q – “Litigations and Contingencies” in the Notes to the Consolidated Financial Statements for further information regarding our guarantees.

There can be no assurance that our historical experience in used equipment markets will be indicative of future results. Our ability to recover losses from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which we do business are the Euro, Australian Dollar and British Pound. We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At December 31, 2013, we had foreign exchange contracts with a notional value of $511.8 million.

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

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and other matters. See Note Q – “Litigation and Contingencies” in the Notes to the Consolidated Financial Statements for more information concerning contingencies and uncertainties, including our ERISA, securities and stockholder derivative lawsuits. We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage, intellectual property and other insurable risk required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any of our costs. However, we do not believe that these contingencies and uncertainties will, individually or in the aggregate, have a material adverse effect on our operations. For contingencies and uncertainties other than income taxes, when it is probable that a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar when compared to functional currencies of our major markets, which include the Euro, Australian Dollar and British Pound. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures. At December 31, 2013, we had foreign exchange contracts with a notional value of $511.8 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a net gain of $3.8 million at December 31, 2013.

At December 31, 2013, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the year ended December 31, 2013 would have had an approximately $5 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate, LIBOR and EURIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At December 31, 2013, approximately 35% of our debt was floating rate debt and the weighted average interest rate for all debt was approximately 5.66%.

At December 31, 2013, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at December 31, 2013 would have increased interest expense by approximately $3 million for the year ended December 31, 2013.

Commodities Risk

Principal materials and components that we use in our manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. In 2013, input cost increases in certain purchased components were generally offset by reductions in steel prices and competitive sourcing activities. We continued to incur some net material cost increases as a result of legislation (primarily Tier 4 emission standards) and performance based changes in certain product areas, particularly engines.

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

Unaudited Quarterly Financial Data

Certain amounts reported below have been changed from those previously reported on Forms 10-Q to reflect the impact of discontinued operations for all periods. Summarized quarterly financial data for 2013 and 2012 are as follows (in millions, except per share amounts):

	2013				2012
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net sales	$1,811.8	$1,757.0	$1,861.5	$1,653.7	$1,619.8	$1,744.7	$1,900.0	$1,717.7
Gross profit	385.7	381.4	351.2	321.2	300.0	370.4	412.0	317.7
Net income (loss) from continuing operations attributable to common stockholders	84.8	84.5	20.4	19.3	(33.2)	27.4	74.4	8.4
Income (loss) from discontinued operations – net of tax	1.6	10.3	0.9	1.6	1.8	2.8	9.2	14.6
Gain (loss) on disposition of discontinued operations – net of tax	—	(0.4)	—	3.0	(1.9)	—	2.3	—
Net income (loss) attributable to Terex Corporation	86.4	94.4	21.3	23.9	(33.3)	30.2	85.9	23.0
Per share:
Basic
Net income (loss) from continuing operations attributable to common stockholders	$0.76	$0.76	$0.18	$0.18	$(0.30)	$0.25	$0.68	$0.08
Income (loss) from discontinued operations – net of tax	0.02	0.09	0.01	0.01	0.02	0.02	0.08	0.13
Gain (loss) on disposition of discontinued operations – net of tax	—	—	—	0.03	(0.02)	—	0.02	—
Net income (loss) attributable to Terex Corporation	0.78	0.85	0.19	0.22	(0.30)	0.27	0.78	0.21
Diluted
Net income (loss) from continuing operations attributable to common stockholders	$0.72	$0.73	$0.17	$0.17	$(0.30)	$0.24	$0.67	$0.07
Income (loss) from discontinued operations – net of tax	0.02	0.08	0.01	0.01	0.02	0.03	0.08	0.13
Gain (loss) on disposition of discontinued operations – net of tax	—	—	—	0.03	(0.02)	—	0.02	—
Net income (loss) attributable to Terex Corporation	0.74	0.81	0.18	0.21	(0.30)	0.27	0.77	0.20

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of December 31, 2013, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During 2013, we implemented an integrated suite of enterprise software at one business as part of a multi-year global implementation program. The implementation has involved changes to certain processes and related internal controls over financial reporting. We have reviewed the system and the controls affected and made appropriate changes as necessary.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	209,557 (1)	$38.92	4,673,599
Equity compensation plans not approved by stockholders	—	—	—
Total	209,557	$38.92	4,673,599

(1)
This does not include 3,721,424 of restricted stock awards, which are also not included in the calculation of the weighted average exercise price of outstanding options, warrants and rights in column (b) of this table.

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

TEREX CORPORATION

By:	/s/ Ronald M. DeFeo	February 24, 2014
Ronald M. DeFeo
Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ronald M. DeFeo	Chairman, Chief Executive Officer,	February 24, 2014
Ronald M. DeFeo	and Director
(Principal Executive Officer)

/s/ Kevin P. Bradley	Senior Vice President and Chief Financial	February 24, 2014
Kevin P. Bradley	Officer
(Principal Financial Officer)

/s/ Mark I. Clair	Vice President, Controller and Chief	February 24, 2014
Mark I. Clair	Accounting Officer
(Principal Accounting Officer)

/s/ G. Chris Andersen	Director	February 24, 2014
G. Chris Andersen

/s/ Paula H. J. Cholmondeley	Director	February 24, 2014
Paula H. J. Cholmondeley

/s/ Don DeFosset	Director	February 24, 2014
Don DeFosset

/s/ Thomas J. Hansen	Director	February 24, 2014
Thomas J. Hansen

/s/ Raimund Klinkner	Director	February 24, 2014
Raimund Klinkner

/s/ David A. Sachs	Lead Director	February 24, 2014
David A. Sachs

/s/ Oren G. Shaffer	Director	February 24, 2014
Oren G. Shaffer

/s/ David C. Wang	Director	February 24, 2014
David C. Wang

/s/ Scott W. Wine	Director	February 24, 2014
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

3.5
Amended and Restated Bylaws of Terex Corporation (incorporated by reference to Exhibit 3.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 5, 2013 and filed with the Commission on December 10, 2013).

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

10.17
Amendment No. 2, dated as of November 13, 2013, to the Amended and Restated Credit Agreement dated as of August 5, 2011, among Terex Corporation, certain of its subsidiaries, the Lenders named therein and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated November 13, 2013 and filed with the Commission November 14, 2013.

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

12	Calculation of Ratio of Earnings to Fixed Charges. *

21.1	Subsidiaries of Terex Corporation.*

23.1	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP, Stamford, Connecticut.*

24.1	Power of Attorney.*

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes –Oxley Act of 2002. **

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Exhibit filed with this document.
**	Exhibit furnished with this document.
***	Denotes a management contract or compensatory plan or arrangement.

TEREX CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

TEREX CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2013 AND 2012
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED December 31, 2013

FINANCIAL STATEMENT SCHEDULE

Schedule II – Valuation and Qualifying Accounts and Reserves	F-58

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions, or are not applicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Terex Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Terex Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Stamford, Connecticut
February 24, 2014

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net sales	$7,084.0	$6,982.2	$6,158.0
Cost of goods sold	(5,644.5)	(5,582.1)	(5,234.5)
Gross profit	1,439.5	1,400.1	923.5
Selling, general and administrative expenses	(1,020.4)	(1,033.3)	(863.6)
Income (loss) from operations	419.1	366.8	59.9
Other income (expense)
Interest income	6.7	8.8	14.3
Interest expense	(126.1)	(164.6)	(134.9)
Loss on early extinguishment of debt	(5.2)	(83.0)	(7.7)
Amortization of debt issuance costs	(8.5)	(9.6)	(8.1)
Other income (expense) – net	5.3	7.9	142.1
Income (loss) from continuing operations before income taxes	291.3	126.3	65.6
(Provision for) benefit from income taxes	(87.4)	(51.5)	(45.4)
Income (loss) from continuing operations	203.9	74.8	20.2
Income (loss) from discontinued operations – net of tax	14.4	28.4	19.7
Gain (loss) on disposition of discontinued operations – net of tax	2.6	0.4	0.8
Net income (loss)	220.9	103.6	40.7
Net loss (income) attributable to noncontrolling interest	5.1	2.2	4.5
Net income (loss) attributable to Terex Corporation	$226.0	$105.8	$45.2
Amounts attributable to Terex Corporation common stockholders:
Income (loss) from continuing operations	$209.0	$77.0	$24.7
Income (loss) from discontinued operations – net of tax	14.4	28.4	19.7
Gain (loss) on disposition of discontinued operations – net of tax	2.6	0.4	0.8
Net income (loss) attributable to Terex Corporation	$226.0	$105.8	$45.2
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$1.88	$0.70	$0.22
Income (loss) from discontinued operations – net of tax	0.13	0.26	0.18
Gain (loss) on disposition of discontinued operations – net of tax	0.02	—	0.01
Net income (loss) attributable to Terex Corporation	$2.03	$0.96	$0.41
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$1.79	$0.68	$0.22
Income (loss) from discontinued operations – net of tax	0.12	0.25	0.18
Gain (loss) on disposition of discontinued operations – net of tax	0.02	—	0.01
Net income (loss) attributable to Terex Corporation	$1.93	$0.93	$0.41
Weighted average number of shares outstanding in per share calculation
Basic	111.1	110.3	109.5
Diluted	117.0	113.9	110.7

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$220.9	$103.6	$40.7
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment, net of (provision for) benefit from taxes of $(9.5), $(5.1) and $0.6, respectively	(21.6)	54.2	(101.9)
Derivative hedging adjustment, net of (provision for) benefit from taxes of $(0.8), $(2.5) and $0.8, respectively	3.1	3.2	(1.5)
Debt and equity securities adjustment, net of (provision for) benefit from taxes of $0.6, $(0.5) and $55.6, respectively	(1.9)	1.0	(99.9)
Pension liability adjustment:
Net gain (loss), net of (provision for) benefit from taxes of $(13.7), $22.5 and $11.8, respectively	24.6	(57.8)	(26.6)
Amortization of actuarial (gain) loss, net of provision for (benefit from) taxes of $(3.1), $(1.6) and $(1.3), respectively	6.5	4.1	2.3
Foreign exchange and other effects, net of (provision for) benefit from taxes of $0.9, $1.1 and $(0.2), respectively	(2.7)	(2.8)	0.8
Total pension liability adjustment	28.4	(56.5)	(23.5)
Other comprehensive income (loss)	8.0	1.9	(226.8)
Comprehensive income (loss)	228.9	105.5	(186.1)
Comprehensive loss (income) attributable to noncontrolling interest	4.7	1.7	5.4
Comprehensive income (loss) attributable to Terex Corporation	$233.6	$107.2	$(180.7)

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except par value)

	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$408.1	$678.0
Trade receivables (net of allowance of $47.6 and $38.5 at December 31, 2013 and 2012, respectively)	1,176.8	1,026.6
Inventories	1,613.2	1,632.2
Other current assets	312.0	319.6
Current assets – discontinued operations	129.3	141.0
Total current assets	3,639.4	3,797.4
Non-current assets
Property, plant and equipment – net	789.4	806.8
Goodwill	1,245.6	1,245.3
Intangible assets – net	444.8	474.4
Other assets	401.9	410.8
Non-current assets – discontinued operations	15.6	11.5
Total assets	$6,536.7	$6,746.2

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$86.8	$83.8
Trade accounts payable	689.1	600.2
Accrued compensation and benefits	234.3	224.0
Accrued warranties and product liability	96.2	92.1
Customer advances	302.1	312.9
Other current liabilities	270.1	348.5
Current liabilities – discontinued operations	46.1	47.3
Total current liabilities	1,724.7	1,708.8
Non-current liabilities
Long-term debt, less current portion	1,889.9	2,014.9
Retirement plans	388.2	430.7
Other non-current liabilities	259.5	308.0
Non-current liabilities – discontinued operations	5.7	5.6
Total liabilities	4,268.0	4,468.0
Commitments and contingencies
Redeemable noncontrolling interest	53.9	246.9
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 123.7 and 122.9 shares at December 31, 2013 and 2012, respectively	1.2	1.2
Additional paid-in capital	1,247.5	1,260.7
Retained earnings	1,688.1	1,467.7
Accumulated other comprehensive (loss) income	(116.5)	(124.1)
Less cost of shares of common stock in treasury – 13.8 and 13.0 shares at December 31, 2013 and 2012, respectively	(630.2)	(597.8)
Total Terex Corporation stockholders’ equity	2,190.1	2,007.7
Noncontrolling interest	24.7	23.6
Total stockholders’ equity	2,214.8	2,031.3
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$6,536.7	$6,746.2

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Non-controlling Interest	Total
Balance at December 31, 2010	108.1	$1.2	$1,264.2	$1,316.7	$100.4	$(599.3)	$28.2	$2,111.4
Net Income (Loss)	—	—	—	45.2	—	—	(4.5)	40.7
Other Comprehensive Income (Loss) – net of tax:	—	—	—	—	(225.9)	—	(0.9)	(226.8)
Issuance of Common Stock	0.7	—	26.5	—	—	—	—	26.5
Compensation under Stock-based Plans – net	0.1	—	(13.7)	—	—	2.6	—	(11.1)
Acquisition	—	—	—	—	—	—	258.3	258.3
Purchase of noncontrolling interest	—	—	(5.2)	—	—	—	(1.3)	(6.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1.7)	(1.7)
Acquisition of Treasury Stock	(0.1)	—	—	—	—	(2.4)	—	(2.4)
Balance at December 31, 2011	108.8	1.2	1,271.8	1,361.9	(125.5)	(599.1)	278.1	2,188.4
Net Income (Loss)	—	—	—	105.8	—	—	(2.2)	103.6
Other Comprehensive Income (Loss) – net of tax:	—	—	—	—	1.4	—	0.5	1.9
Issuance of Common Stock	1.0	—	13.5	—	—	—	—	13.5
Compensation under Stock-based Plans – net	0.2	—	7.3	—	—	5.1	—	12.4
Acquisition	—	—	—	—	—	—	2.1	2.1
Divestiture	—	—	—	—	—	—	(7.4)	(7.4)
Redeemable noncontrolling interest	—	—	(12.5)	—	—	—	(247.5)	(260.0)
Purchase of noncontrolling interest	—	—	(0.3)	—	—	—	0.3	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.3)	(0.3)
Redemption of convertible debt	—	—	(19.1)	—	—	—	—	(19.1)
Acquisition of Treasury Stock	(0.1)	—	—	—	—	(3.8)	—	(3.8)
Balance at December 31, 2012	109.9	1.2	1,260.7	1,467.7	(124.1)	(597.8)	23.6	2,031.3
Net Income (Loss)	—	—	—	226.0	—	—	(5.1)	220.9
Other Comprehensive Income (Loss) – net of tax:	—	—	—	—	7.6	—	0.4	8.0
Issuance of Common Stock	0.8	—	17.9	—	—	—	—	17.9
Compensation under Stock-based Plans – net	0.1	—	22.1	—	—	1.3	—	23.4
Acquisition	—	—	—	—	—	—	7.8	7.8
Dividends	—	—	0.1	(5.6)	—	—	—	(5.5)
Divestiture	—	—	—	—	—	—	(2.0)	(2.0)
Purchase of noncontrolling interest	—	—	(54.0)	—	—	—	—	(54.0)
Convertible Debt	—	—	0.7	—	—	—	—	0.7
Acquisition of Treasury Stock	(0.9)	—	—	—	—	(33.7)	—	(33.7)
Balance at December 31, 2013	109.9	$1.2	$1,247.5	$1,688.1	$(116.5)	$(630.2)	$24.7	$2,214.8

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$220.9	$103.6	$40.7
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	152.3	153.0	126.6
Deferred taxes	(2.3)	(25.2)	(2.0)
(Gain) loss on sale of assets	4.3	(5.9)	(173.5)
Loss on early extinguishment of debt	5.2	99.0	7.7
Stock-based compensation expense	43.9	29.1	23.4
Other non-cash charges	53.1	70.1	92.3
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(153.1)	122.5	(181.2)
Inventories	(70.4)	(55.0)	(26.1)
Trade accounts payable	86.9	(126.3)	64.6
Income taxes payable / receivable	(80.7)	(144.8)	80.6
Customer advances	(16.5)	97.1	18.6
Other assets and liabilities	(46.4)	(31.6)	(81.1)
Other operating activities, net	(8.7)	6.7	32.1
Net cash provided by (used in) operating activities	188.5	292.3	22.7
INVESTING ACTIVITIES
Capital expenditures	(82.8)	(82.5)	(79.1)
Acquisition of businesses, net of cash acquired	—	(3.4)	(1,035.2)
Other investments	—	(24.1)	(16.1)
Proceeds from sale of assets	46.1	34.6	539.6
Other investing activities, net	(0.7)	(0.9)	(1.7)
Net cash (used in) provided by investing activities	(37.4)	(76.3)	(592.5)
FINANCING ACTIVITIES
Repayments of debt	(571.8)	(1,533.0)	(447.8)
Proceeds from issuance of debt	425.2	1,234.3	926.7
Purchase of noncontrolling interest	(228.1)	(3.5)	(6.3)
Distributions to noncontrolling interest	(18.5)	(4.9)	—
Share repurchases	(31.4)	—	—
Dividends paid	(5.5)	—	—
Other financing activities, net	10.0	(16.2)	(22.0)
Net cash provided by (used in) financing activities	(420.1)	(323.3)	450.6
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.9)	11.2	(0.9)
Net (Decrease) Increase in Cash and Cash Equivalents	(269.9)	(96.1)	(120.1)
Cash and Cash Equivalents at Beginning of Period	678.0	774.1	894.2
Cash and Cash Equivalents at End of Period	$408.1	$678.0	$774.1

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
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

On August 16, 2011, the Company acquired a majority interest in the shares of Terex Material Handling & Port Solutions AG, formerly known as Demag Cranes AG. The results of Terex Material Handling & Port Solutions AG and its consolidated subsidiaries (“TMHPS AG”) are included within the Material Handling & Port Solutions (“MHPS”) segment since the date of acquisition. See Note I – “Acquisitions.”

Reclassification.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.  Effective January 1, 2013, the Company realigned certain operations between its Aerial Work Platforms (“AWP”), Cranes and MHPS segments in an effort to strengthen its ability to service customers and to recognize certain organizational efficiencies. See Note B – “Business Segment Information.” On December 9, 2013, the Company signed an agreement to sell its truck business, which was consolidated in the Construction segment, to Volvo Construction Equipment for approximately $160 million. As a result of this agreement, reporting of the truck business has been included in discontinued operations for all periods presented. See Note D – “Discontinued Operations” for more information on discontinued operations.

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

Cash and Cash Equivalents.  Cash equivalents consist of highly liquid investments with original maturities of three months or less.  The carrying amount of cash and cash equivalents approximates their fair value.  Cash and cash equivalents at December 31, 2013 and 2012 include $14.5 million and $12.4 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Inventories.  Inventories are stated at the lower of cost or market (“LCM”) value. Cost is determined principally by the average cost method and the first-in, first-out (“FIFO”) (approximately 55% and 45% , respectively).  In valuing inventory, the Company is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market.  These assumptions require the Company to analyze the aging of and forecasted demand for its inventory, forecast future products sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory.  Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with the Company’s customers for future orders, including their plans for expenditures, and market trends for similar products.  The Company’s judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage.  The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers.  This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines.  While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved.  Future events that could significantly influence the Company’s judgment and related estimates include general economic conditions in markets where the Company’s products are sold, new equipment price fluctuations, actions of the Company’s competitors, including the introduction of new products and technological advances, as well as new products and design changes the Company introduces.  The Company makes adjustments to its inventory reserve based on the identification of specific situations and increases its inventory reserves accordingly.  As further changes in future economic or industry conditions occur, the Company will revise the estimates that were used to calculate its inventory reserves.  At December 31, 2013 and 2012, reserves for LCM, excess and obsolete inventory totaled $132.5 million and $131.9 million, respectively.

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

Debt Issuance Costs.  Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt.  Capitalized debt issuance costs related to debt that is extinguished early are charged to expense at the time of retirement. Debt issuance costs were $31.0 million and $41.2 million (net of accumulated amortization of $17.0 million and $10.2 million) at December 31, 2013 and 2012, respectively.

Intangible Assets.  Intangible assets include purchased patents, trademarks, customer relationships and other specifically identifiable assets and are amortized on a straight-line basis over the respective estimated useful lives, which range from one to fifty-seven years.  Intangible assets are reviewed for impairment when circumstances warrant. The Company has indefinite-lived intangible assets, consisting of tradenames.  These indefinite-lived intangibles are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment.  If the carrying amount of the indefinite-lived intangible exceeds the fair value, the intangible asset is written down to its fair value.

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

Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which discrete financial information with similar economic characteristics is available and the operating results are regularly reviewed by the Company’s management.  The AWP, Construction, Cranes and Materials Processing (“MP”) operating segments plus the Material Handling business and Port Solutions business of MHPS, comprise the six reporting units for goodwill impairment testing purposes.

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

There were no indicators of goodwill impairment in the tests performed as of October 1, 2013, 2012 and 2011. See Note J – “Goodwill and Intangible Assets, Net” in the Notes to the Consolidated Financial Statements.

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

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if fair value based on the estimated future undiscounted cash flows are less than the carrying value.  Future cash flow projections include assumptions for future sales levels and the level of working capital needed to support each business.  The Company uses data developed by business segment management as well as macroeconomic data in making these calculations.  The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset.  Included in Selling, general & administrative (“SG&A”) costs are $3.9 million, $8.9 million and $18.8 million of asset impairments for the years ended December 31, 2013, 2012 and 2011, respectively  See Note L – “Restructuring and Other Charges” for information on asset impairments recorded as part of restructuring activities.

Accounts Receivable and Allowance for Doubtful Accounts.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical customer review and current financial conditions.  The Company reviews its allowance for doubtful accounts at least quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectability.  All other balances are reviewed on a pooled basis by type of receivable.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  There can be no assurance that the Company’s historical accounts receivable collection experience will be indicative of future results.  The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note Q – “Litigation and Contingencies.”  Substantially all receivables were trade receivables at December 31, 2013 and 2012.

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2011	$128.5
Accruals for warranties issued during the period	52.9
Changes in estimates	0.1
Settlements during the year	(78.1)
Foreign exchange effect/other	1.4
Balance as of December 31, 2012	104.8
Accruals for warranties issued during the period	84.6
Changes in estimates	(1.1)
Settlements during the year	(84.0)
Foreign exchange effect/other	1.8
Balance as of December 31, 2013	$106.1

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

Deferred Compensation.  The Company maintains a Deferred Compensation Plan, which is described more fully in Note O – “Retirement Plans and Other Benefits.”  The Company’s common stock, par value $0.01 per share (“Common Stock”) held in a rabbi trust pursuant to the Company’s Deferred Compensation Plan, is treated in a manner similar to treasury stock and is recorded at cost within Stockholders’ equity as of December 31, 2013 and 2012.  The plan obligations for participant deferrals in the Company’s Common Stock are classified as Additional paid-in capital within Stockholders’ equity.  The total of the Company’s Common Stock required to settle this deferred compensation obligation is included in the denominator in both basic and diluted earnings per share calculations.

Stock-Based Compensation.  At December 31, 2013, the Company had stock-based employee compensation plans, which are described more fully in Note P – “Stockholders’ Equity.”  The Company accounts for those plans under the recognition and measurement principles of ASC 718, “Compensation–Stock Compensation” (“ASC 718”).  ASC 718 requires that expense resulting from all share-based payment transactions be recognized in the financial statements at fair value.

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

Environmental Policies.  Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure.  Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed.  Liabilities are recorded when environmental assessments and/or remedial actions are probable and the costs can be reasonably estimated.  Such amounts were not material at December 31, 2013 and 2012.

Research and Development Costs.  Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in Selling, general and administrative expenses.  Research and development costs were $85.3 million, $71.7 million and $69.3 million during 2013, 2012 and 2011, respectively.

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

Recent Accounting Pronouncements.  In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. In January 2013 the FASB issued ASU 2013-1, “Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities” (“ASU 2013-1”). ASU 2013-1 limits the scope of ASU 2011-11 to disclosures about offsetting assets and liabilities related to derivatives accounted for in accordance with ASC Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”). ASU 2013-02 adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). ASU 2013-02 intends to help the Company improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of AOCI in the Company's financial statements. ASU 2013-02 does not amend any existing requirements for reporting net income or OCI in the Company's financial statements. ASU 2013-02 is effective for annual and interim reporting periods beginning after December 15, 2012. Adoption of this guidance did not have a significant impact on the determination or reporting of the Company's financial results.

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

The Construction segment designs, manufactures and markets compact construction and specialty equipment, as well as their related replacement parts and components. Customers use these products in construction and infrastructure projects, in building roads, bridges, homes, industrial sites and for material handling applications.

In 2013, the Company divested its roadbuilding operations, formerly a part of the Construction segment, in Brazil and most of its Roadbuilding operations in Oklahoma City. On December 9, 2013, the Company signed an agreement to sell its truck business, which was consolidated in the Construction segment, to Volvo Construction Equipment. The truck business manufactures and sells off-highway rigid and articulated haul trucks. Included in the transaction is the manufacturing facility in Motherwell, Scotland. The sale, which is subject to government regulatory approvals and other customary closing conditions, is targeted to close in the first half of 2014. As a result of this agreement, the reporting of the truck business has been included in discontinued operations for all periods presented.

The Cranes segment designs, manufactures, markets, services and refurbishes rough terrain cranes, all terrain cranes, truck cranes, tower cranes, lattice boom crawler cranes, lattice boom truck cranes, truck-mounted cranes (boom trucks) and utility equipment, as well as their related replacement parts and components. Customers use these products for construction, repair and maintenance of commercial buildings, manufacturing facilities, construction and maintenance of utility and telecommunication lines, tree trimming and certain construction and foundation drilling applications and a wide range of infrastructure projects. The segment also provides service and support for industrial cranes and aerial products in North America.

The MHPS segment designs, manufactures, markets and services industrial cranes, including standard cranes, process cranes, rope and chain hoists, electric motors, light crane systems and crane components as well as a diverse portfolio of port and rail equipment including mobile harbor cranes, straddle and sprinter carriers, gantry cranes, ship-to-shore cranes, reach stackers, container handlers, general cargo lift trucks, automated stacking cranes, automated guided vehicles and terminal automation technology, including software, as well as their related replacement parts and components. The segment operates an extensive global sales and service network. Customers use these products for lifting and material handling at manufacturing and port and rail facilities.

The MP segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders, chippers and their related replacement parts and components. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries.

The Company assists customers in their rental, leasing and acquisition of its products through Terex Financial Services (“TFS”). TFS uses its equipment financing experience to provide financing solutions to customers who purchase the Company’s equipment.

The Company has no customers that accounted for more than 10% of consolidated sales in 2013.  The results of businesses acquired during 2013, 2012 and 2011 are included from the dates of their respective acquisitions.

Subsequent to December 31, 2012, the Company realigned certain operations in an effort to strengthen its ability to service customers and to recognize certain organizational efficiencies. The Company’s Utilities business, formerly part of its AWP segment, is now consolidated within its Cranes segment. The Company’s Crane America Services business, formerly part of its MHPS segment, and its legacy AWP services business, formerly part of its AWP segment, are now consolidated within the Company’s Cranes segment and are run together as the Company’s North America Services business. The historical results have been reclassified to give effect to these changes.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items. Business segment information is presented below (in millions):

	Year Ended December 31,
	2013	2012	2011
Net Sales
AWP	$2,131.0	$1,742.4	$1,425.0
Construction	820.0	952.1	1,182.7
Cranes	1,925.5	1,987.6	1,936.5
MHPS	1,698.5	1,742.1	1,036.9
MP	628.2	661.5	682.8
Corporate and Other / Eliminations	(119.2)	(103.5)	(105.9)
Total	$7,084.0	$6,982.2	$6,158.0
Income (loss) from Operations
AWP	$325.8	$210.9	$81.9
Construction	(24.8)	(69.3)	(35.3)
Cranes	110.5	168.0	33.9
MHPS	(41.8)	5.6	(68.5)
MP	71.8	75.3	59.5
Corporate and Other / Eliminations	(22.4)	(23.7)	(11.6)
Total	$419.1	$366.8	$59.9
Depreciation and Amortization
AWP	$9.9	$12.0	$13.6
Construction	22.2	23.5	24.5
Cranes	31.5	29.6	31.4
MHPS	61.2	64.3	35.4
MP	5.9	5.1	5.8
Corporate	20.8	17.7	14.9
Total	$151.5	$152.2	$125.6
Capital Expenditures
AWP	$19.5	$15.1	$11.5
Construction	3.8	6.6	16.3
Cranes	15.1	13.8	14.9
MHPS	24.1	32.9	18.7
MP	5.6	4.9	2.6
Corporate	11.4	7.9	13.9
Total	$79.5	$81.2	$77.9

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

	December 31,
	2013	2012
Identifiable Assets
AWP	$937.2	$835.8
Construction	1,012.5	972.5
Cranes	2,040.3	1,912.4
MHPS	2,989.5	2,946.4
MP	945.6	982.0
Corporate and Other / Eliminations	(1,533.3)	(1,055.4)
Discontinued operations	144.9	152.5
Total	$6,536.7	$6,746.2

Geographic segment information is presented below (in millions):

	Year Ended December 31,
	2013	2012	2011
Net Sales
United States	$2,592.3	$2,260.2	$1,794.5
United Kingdom	247.2	263.8	259.0
Germany	621.4	659.2	580.5
Other European countries	1,226.6	1,343.7	1,294.1
All other	2,396.5	2,455.3	2,229.9
Total	$7,084.0	$6,982.2	$6,158.0

	December 31,
	2013	2012
Long-lived Assets
United States	$200.6	$192.6
United Kingdom	28.3	30.7
Germany	305.3	310.8
Other European countries	106.9	107.2
All other	148.3	165.5
Total	$789.4	$806.8

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.  Long-lived assets consist of net fixed assets, which can be attributed to the specific geographic regions.

NOTE C – INCOME TAXES

The components of income (loss) from continuing operations before income taxes are as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
United States	$340.7	$127.2	$147.4
Foreign	(49.4)	(0.9)	(81.8)
Income (loss) from continuing operations before income taxes	$291.3	$126.3	$65.6

Income (loss) before income taxes including Income (loss) from discontinued operations and Gain (loss) from disposition of discontinued operations attributable to the Company was $305.1 million, $156.7 million and $83.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The major components of the Company’s provision for (benefit from) income taxes on continuing operations before income taxes are summarized below (in millions):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$49.3	$29.7	$18.9
State	5.4	3.8	1.5
Foreign	36.5	45.9	28.9
Current income tax provision (benefit)	91.2	79.4	49.3
Deferred:
Federal	22.2	(8.8)	3.5
State	1.3	(0.6)	5.6
Foreign	(27.3)	(18.5)	(13.0)
Deferred income tax (benefit) provision	(3.8)	(27.9)	(3.9)
Total provision for (benefit from) income taxes	$87.4	$51.5	$45.4

Including discontinued operations and disposition of discontinued operations, the total (benefit from) provision for income taxes was $84.2 million, $53.1 million and $43.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Deferred tax assets and liabilities result from differences in the bases of assets and liabilities for tax and financial statement purposes.  The tax effects of the basis differences and net operating loss carry forwards as of December 31, 2013 and 2012 for continuing operations are summarized below for major balance sheet captions (in millions):

	2013	2012
Property, plant and equipment	$(76.2)	$(87.2)
Intangibles	(143.0)	(145.5)
Trade receivables	(0.5)	14.7
Inventories	40.2	30.5
Accrued warranties and product liability	18.7	18.3
Net operating loss carry forwards	204.9	199.3
Retirement plans and other	39.3	75.6
Accrued compensation and benefits	57.8	27.2
Investments	(10.6)	1.9
Credits	12.1	16.8
Other	42.5	50.7
Deferred tax assets valuation allowance	(181.8)	(172.2)
Net deferred tax assets (liabilities)	$3.4	$30.1

Deferred tax assets for continuing operations total $311.9 million before valuation allowances of $181.8 million at December 31, 2013.  Total deferred tax liabilities for continuing operations of $126.7 million include $13.1 million in current liabilities and $113.6 million in non-current liabilities on the Consolidated Balance Sheet at December 31, 2013.  Net deferred tax assets for discontinued operations were $3.0 million and $4.0 million as of December 31, 2013 and 2012, respectively.

The Company evaluates the net realizable value of its deferred tax assets each reporting period. The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards. Historical information is supplemented by currently available information about future tax years. Realization requires sufficient taxable income to use deferred tax assets. To the extent that estimates of future taxable income decrease or do not materialize, additional valuation allowances may be required. The Company records a valuation allowance for each deferred tax asset for which realization is not assessed as more likely than not. The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $181.8 million and $172.2 million, respectively.  The net change in the total valuation allowance for the years ended December 31, 2013 and 2012 was an increase of $9.6 million and a decrease of $11.1 million, respectively.

The Company’s Provision for (benefit from) income taxes is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s Income (loss) from continuing operations before income taxes.  The reasons for the difference are summarized as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Tax at statutory federal income tax rate	$102.0	$44.2	$22.9
State taxes (net of Federal benefit)	4.4	2.0	4.3
Change in valuation allowance	6.9	14.2	18.0
Foreign tax differential on income/losses of foreign subsidiaries	1.4	(15.9)	(5.2)
U.S. tax on multi-national operations	(13.8)	1.4	(0.2)
Change in foreign statutory rates	3.6	3.2	4.9
U.S. manufacturing and export incentives	(7.1)	(4.0)	(1.7)
Other	(10.0)	6.4	2.4
Total provision for (benefit from) income taxes	$87.4	$51.5	$45.4

The effective tax rate on income from discontinued operations in 2013 differs from the statutory rate primarily due to recognition of uncertain tax positions.

Except for a limited number of immaterial subsidiaries and joint ventures accounted under the equity method, the Company does not provide for foreign income and withholding, U.S. Federal, or state income taxes or tax benefits on the financial reporting basis over the tax basis of its investments in foreign subsidiaries because such amounts are indefinitely reinvested to support operations and continued growth plans outside the U.S. At December 31, 2013, the Company’s financial reporting basis in its foreign subsidiaries exceeded its tax basis by approximately $825 million.  The Company reviews its plan to indefinitely reinvest on a quarterly basis.  In making its decision to indefinitely reinvest, the Company evaluates its plans of reinvestment, its ability to control repatriation, and the need, if any, to repatriate funds to support U.S. operations.  If the assessment of the Company with respect to earnings of foreign subsidiaries changes, deferred U.S. income taxes, foreign income taxes, and foreign withholding taxes may have to be accrued.  At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the investment in foreign subsidiaries is not practicable.

At December 31, 2013, the Company had domestic federal net operating loss carry forwards of $14.7 million.  None of the remaining U.S. federal net operating loss carry forwards expire before 2017.  The Company also has various state net operating loss carry forwards available to reduce future state taxable income and income taxes.  These net operating loss carry forwards expire at various dates through 2033.

In addition, at December 31, 2013, the Company’s foreign subsidiaries had approximately $774 million of loss carry forwards, consisting of $296 million in Germany, $177 million in Italy, $101 million in the United Kingdom, $53 million in Spain, $52 million in China and $95 million in other countries, which are available to offset future foreign taxable income.  The majority of these foreign tax loss carry forwards are available without expiration.

The Company had total net income tax (refunds) payments including discontinued operations of $171.1 million, $224.2 million and $(36.3) million in 2013, 2012 and 2011, respectively.  At December 31, 2013 and 2012, Other current assets included net income tax receivable amounts of $12.3 million and $27.6 million respectively.

The Company and its subsidiaries conduct business globally and file income tax returns in U.S. federal, state and foreign jurisdictions, as required. From a tax perspective, major jurisdictions where the Company is often subject to examination by tax authorities include Australia, Germany, Italy, the United Kingdom and the U.S. Currently, various entities of the Company are under audit in Germany, Italy, the U.S. and elsewhere. With few exceptions, including certain subsidiaries in Germany that are under audit, the statute of limitations for the Company and its subsidiaries has, as a practical matter expired for tax years prior to 2010. The Company assesses uncertain tax positions for recognition, measurement and effective settlement. Where the Company has determined that its tax return filing position does not satisfy the more likely than not recognition threshold of ASC 740, “Income Taxes,” it has recorded no tax benefits. Where the Company has determined that its tax return filing positions are more likely than not to be sustained, the Company has measured and recorded the largest amount of tax benefit greater than 50% likely to be realized. The Company recognizes accrued interest and penalties, if any, related to income taxes as (Provision for) benefit from income taxes in its Consolidated Statement of Income.

The following table summarizes the activity related to the Company’s total (including discontinued operations) unrecognized tax benefits (in millions):

Balance as of January 1, 2011	$141.7
Additions for current year tax positions	0.7
Additions for prior year tax positions	15.2
Reductions for prior year tax positions	(10.5)
Reductions for tax positions related to current year	—
Reductions related to expiration of statute of limitations	(3.3)
Settlements	(14.8)
Acquired balances	40.6
Balance as of December 31, 2011	169.6
Additions for current year tax positions	—
Additions for prior year tax positions	15.1
Reductions for prior year tax positions	(22.3)
Reductions for tax positions related to current year	—
Reductions related to expiration of statute of limitations	(23.2)
Settlements	(1.3)
Acquired balances	10.7
Balance as of December 31, 2012	148.6
Additions for current year tax positions	—
Additions for prior year tax positions	10.6
Reductions for prior year tax positions	(17.0)
Reductions for tax positions related to current year	—
Reductions related to expiration of statute of limitations	(42.7)
Settlements	(15.8)
Acquired balances	—
Balance as of December 31, 2013	$83.7

The Company evaluates each reporting period whether it is reasonably possible that material changes to its uncertain tax position liability could occur in the next 12 months.  Changes may occur as a result of uncertain tax positions being considered effectively settled, re-measured, paid, acquired or divested, as the result of a change in the accounting rules, tax law or judicial decision, or due to the expiration of the relevant statute of limitations. It is not possible to predict which uncertain tax positions, if any, may be challenged by tax authorities. The timing and impact of income tax audits and their resolution is highly uncertain. New facts, laws, pronouncements and judicial decisions can change assessments concerning technical merit and measurement. The amounts of or periods in which changes to reserves for uncertain tax positions will occur is rarely ascertainable.  The Company believes it is reasonably possible that the total amount of unrecognized tax benefits disclosed as of December 31, 2013 may decrease approximately $10 million in the fiscal year ending December 31, 2014. Such possible decrease relates primarily to audit settlements for valuation, transfer pricing, deductibility issues and the expiration of statutes of limitation.

As of December 31, 2013 and 2012, the Company had $83.7 million and $148.6 million, respectively, of unrecognized tax benefits.  Of the $83.7 million at December 31, 2013, $78.5 million, if recognized, would affect the effective tax rate.  As of December 31, 2013 and 2012, the liability for potential penalties and interest was $13.5 million and $14.1 million, respectively.  During the years ended December 31, 2013 and 2012, the Company recognized tax (benefit) expense of $(0.6) million and $(5.2) million, respectively, for interest and penalties.
With the exception of goodwill, the Company recorded deferred taxes on differences between the book and tax bases of TMHPS AG assets and liabilities acquired. In general, acquired goodwill in a non-taxable business combination is not amortized and not deductible for tax purposes. See Note I – “Acquisitions.”

NOTE D – DISCONTINUED OPERATIONS

In 2010, the Company completed the disposition of its Mining business to Bucyrus International, Inc (“Bucyrus”). In 2010, the Company sold all of its Atlas heavy construction equipment and knuckle-boom cranes businesses (collectively, “Atlas”) to Atlas Maschinen GmbH.

On December 9, 2013, the Company signed an agreement to sell its truck business, which was consolidated in the Construction segment, to Volvo Construction Equipment for approximately $160 million. The truck business manufactures and sells off-highway rigid and articulated haul trucks. Included in the transaction is the manufacturing facility in Motherwell, Scotland. The sale, which is subject to government regulatory approvals and other customary closing conditions, is targeted to close in the first half of 2014.

Due to the divestiture of these businesses, reporting of these businesses has been included in discontinued operations for all periods presented. Cash flows from the Company’s discontinued operations are included in the Consolidated Statements of Cash Flows.

The following amounts related to discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statement of Income (in millions):

	Year Ended December 31,
	2013	2012	2011
Net sales	$225.8	$366.2	$346.6

(Loss) income from discontinued operations before income taxes	$10.3	$30.5	$18.8
(Provision for) benefit from income taxes	4.1	(2.1)	0.9
Income (loss) from discontinued operations – net of tax	$14.4	$28.4	$19.7

(Loss) gain on disposition of discontinued operations	$3.5	$(0.1)	$(0.7)
Benefit from (provision for) income taxes	(0.9)	0.5	1.5
Gain (loss) on disposition of discontinued operations – net of tax	$2.6	$0.4	$0.8

Included in Income (loss) from discontinued operations – net of tax for the years ended December 31, 2013, 2012 and 2011 are tax (provision) benefits of $4.1 million, $(2.1) million and $0.9 million, respectively, recognized for the resolution of uncertain tax positions for pre-divestiture years in the Mining business. During the year ended December 31, 2013, the Company recorded a $2.6 million gain primarily related to the sale of its Atlas business based on contractually obligated earnings based payments from the purchaser. During the year ended December 31, 2012, the Company recorded a $2.3 million gain on the sale of its Atlas business based on contractually obligated earnings based payments from the purchaser and a $1.9 million loss related to the settlement of a dispute with Bucyrus. During the year ended December 31, 2011 the Company recorded a $0.8 million gain on the sale of its Mining business.

The following table provides the amounts of assets and liabilities reported in discontinued operations in the Consolidated Balance Sheet (in millions) related to the truck business:

	December 31
	2013	2012
Trade receivables, net	$49.7	$51.1
Inventories	73.6	83.5
Other current assets	6.0	6.4
Current assets – discontinued operations	$129.3	$141.0

Property, plant and equipment - net	$9.5	$6.5
Other assets	6.1	5.0
Non-current assets – discontinued operations	15.6	11.5

Trade accounts payable	$35.9	$35.2
Other current liabilities	10.2	12.1
Current liabilities – discontinued operations	$46.1	$47.3

Non-current liabilities – discontinued operations	$5.7	$5.6

NOTE E – EARNINGS PER SHARE

	For the year ended December 31,
	(in millions, except per share data)
	2013	2012	2011
Net income (loss) from continuing operations attributable to Terex Corporation common stockholders	$209.0	$77.0	$24.7
Income (loss) from discontinued operations-net of tax	14.4	28.4	19.7
Gain (loss) on disposition of discontinued operations-net of tax	2.6	0.4	0.8
Net income (loss) attributable to Terex Corporation	$226.0	$105.8	$45.2
Basic shares:
Weighted average shares outstanding	111.1	110.3	109.5
Earnings per share - basic:
Income (loss) from continuing operations	$1.88	$0.70	$0.22
Income (loss) from discontinued operations-net of tax	0.13	0.26	0.18
Gain (loss) on disposition of discontinued operations-net of tax	0.02	—	0.01
Net income (loss) attributable to Terex Corporation	$2.03	$0.96	$0.41
Diluted shares:
Weighted average shares outstanding	111.1	110.3	109.5
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	5.9	3.6	1.2
Diluted weighted average shares outstanding	117.0	113.9	110.7
Earnings per share - diluted:
Income (loss) from continuing operations	$1.79	$0.68	$0.22
Income (loss) from discontinued operations-net of tax	0.12	0.25	0.18
Gain (loss) on disposition of discontinued operations-net of tax	0.02	—	0.01
Net income (loss) attributable to Terex Corporation	$1.93	$0.93	$0.41

The following table provides information to reconcile amounts reported on the Consolidated Statement of Income to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions) for the year ended December 31:

Reconciliation of amounts attributable to common stockholders:	2013	2012	2011
Income (loss) from continuing operations	$203.9	$74.8	$20.2
Noncontrolling interest attributed to income (loss) from continuing operations	5.1	2.2	4.5
Income (loss) from continuing operations attributable to common stockholders	$209.0	$77.0	$24.7

Weighted average options to purchase 0.2 million shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during 2013, 2012 and 2011, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 0.3 million shares, 0.3 million shares and 0.2 million shares were outstanding during 2013, 2012 and 2011, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance.  ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

The 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”) described in Note M – “Long-Term Obligations” are dilutive to the extent the volume-weighted average price of the Common Stock for the period evaluated was greater than $16.25 per share and earnings from continuing operations were positive. The number of shares that were contingently issuable for the 4% Convertible Notes during 2013 and 2012 was 4.6 million and 2.9 million, respectively. The volume-weighted average price of the Common Stock was not greater than $16.25 per share for the year ended 2011 and therefore no shares were contingently issuable during this period. In August 2012, the Company repurchased approximately 25% of the principal amount outstanding of the 4% Convertible notes. See Note M – “Long-Term Obligations.”

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	December 31,
	2013	2012
Finished equipment	$450.0	$459.8
Replacement parts	168.4	178.7
Work-in-process	527.3	505.6
Raw materials and supplies	467.5	488.1
Inventories	$1,613.2	$1,632.2

Reserves for lower of cost or market value, excess and obsolete inventory were $132.5 million and $131.9 million at December 31, 2013 and 2012, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	December 31,
	2013	2012
Property	$121.2	$123.0
Plant	412.5	393.5
Equipment	720.1	671.9
Property, Plant and Equipment – Gross	1,253.8	1,188.4
Less: Accumulated depreciation	(464.4)	(381.6)
Property, plant and equipment – net	$789.4	$806.8

Depreciation expense for the years ended December 31, 2013, 2012 and 2011, was $104.4 million, $99.7 million and $88.5 million, respectively.

NOTE H – EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from leasing the Company’s products to customers.  Initial noncancellable lease terms typically range up to 84 months.  The net book value of equipment subject to operating leases was approximately $80 million and $58 million (net of accumulated depreciation of approximately $40 million and $33 million) at December 31, 2013 and 2012, respectively, and is included in Other assets on the Company’s Consolidated Balance Sheet.  The equipment is depreciated on a straight-line basis over its estimated useful life.

Future minimum lease payments to be received under noncancellable operating leases with lease terms in excess of one year are as follows (in millions):

Years ending December 31,
2014	$16.4
2015	8.9
2016	5.9
2017	2.7
2018	1.9
Thereafter	1.5
$37.3

The Company received approximately $16 million and $14 million of rental income from assets subject to operating leases with lease terms greater than one year during 2013 and 2012, respectively, none of which represented contingent rental payments.

NOTE I – ACQUISITIONS

2012 Acquisitions

In April 2012, the Company completed a small acquisition in the Cranes segment that had an aggregate purchase price of less than $11 million. This acquisition did not have a material impact on the Company’s financial results.

2011 Acquisitions

TMHPS AG Acquisition

On August 16, 2011, the Company acquired approximately 81% of the shares of TMHPS AG at a price of €45.50 per share, for total cash consideration of approximately $1.1 billion, bringing the Company’s ownership to 82%. TMHPS AG is active in the development, planning, production, distribution, and marketing of industrial cranes and hoists and port technology, as well as the provision of services in these areas. TMHPS AG’s business is highly complementary to the Company’s existing business both in terms of product and geographical fit. The acquisition of TMHPS AG is consistent with the Company’s strategy to expand its position as a globally active manufacturer of machinery and industrial products in niche market segments.

In January 2012, the Company entered into a Domination and Profit and Loss Transfer Agreement (the “DPLA”) with TMHPS AG. The DPLA was approved by the TMHPS AG shareholders on March 16, 2012 and became effective following registration of the DPLA in the commercial register of TMHPS AG. In July 2013, the Company acquired approximately 14% of the outstanding TMHPS AG shares for approximately $228 million. In January 2014, the Company paid approximately $77 million for the remaining outstanding shares of TMHPS AG. The Company now owns 100% of TMHPS AG. See Note P – “Stockholders’ Equity” for a discussion of the financial statement impact of these items.

Net Assets Acquired
The Company has applied purchase accounting to TMHPS AG and the results of operations are included in the Company’s consolidated financial statements following the acquisition date. The application of purchase accounting under ASC 805 requires the recognition and measurement of the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The net assets and liabilities of TMHPS AG were recorded at their estimated fair value using Level 3 inputs. The noncontrolling interest was recorded at fair value using Level 1 inputs. See Note A – “Basis of Presentation,” for an explanation of Level 1 and 3 inputs. In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans, and appropriate discount and growth rates. The estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the date of this filing to estimate the fair value of assets acquired and liabilities assumed. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The Company finalized the valuation and completed the purchase price adjustments during the period ended September 30, 2012.

During 2012, the Company made an election, for U.S. tax purposes, to characterize most aspects of the TMHPS AG acquisition as a purchase of assets, rather than as a purchase of shares of TMHPS AG. As a result of the U.S. tax election, a net $38.4 million deferred tax liability related to the investment basis difference was no longer required. Since the deferred tax liability was recorded in purchase accounting as an increase to goodwill, its elimination was recorded as a reduction to goodwill. In addition, during 2012, additional measurement period adjustments of $9.8 million related principally to uncertain tax position amounts and deferred tax liabilities for the investment basis differences in certain TMHPS AG subsidiaries were recorded as an increase to goodwill. The total measurement period adjustment in 2012 to MHPS goodwill for tax-related purchase accounting items was a decrease of $28.6 million and the TMHPS AG acquisition date balance sheet (shown below) has been adjusted to reflect such decrease.

The fair value of the noncontrolling interest in TMHPS AG at the acquisition date was $253.0 million. The valuation techniques and significant inputs used to measure the fair value of the noncontrolling interest was quoted market prices.

The following table summarizes the estimated fair values of the TMHPS AG assets acquired and liabilities assumed and related deferred income taxes as of acquisition date (in millions).

Assets acquired
Current assets	$603.4
Trade receivables	253.3
Property, plant and equipment	308.0
Intangible assets not subject to amortization	129.7
Intangible assets subject to amortization	302.3
Other assets	131.0
Goodwill	821.5
Total assets acquired	2,549.2

Liabilities assumed
Current liabilities, including current portion of long-term debt	471.4
Long-term debt	169.5
Post-employment benefit obligation	188.9
Other non-current liabilities	329.8
Total liabilities assumed	1,159.6
Net assets acquired	$1,389.6

Goodwill of $821.5 million, resulting from the acquisition of a majority interest in TMHPS AG was assigned to the newly created MHPS segment. Goodwill consists of intangible assets that do not qualify for separate recognition which includes assembled workforce. As part of the final valuation of the acquisition, the Company determined which entities and to what extent the benefit of the acquisition applied and, as required by U.S. GAAP, recorded the appropriate intangibles and goodwill to each entity. With the exception of tax deductible goodwill existing prior to the acquisition, the purchased intangibles and goodwill are not deductible for tax purposes. However, purchase accounting allows for the establishment of deferred tax liabilities on purchased intangibles (other than goodwill) that will be reflected as a tax benefit on the Company’s future Consolidated Statements of Income in proportion to and over the amortization period of the related intangible asset.

Acquisition-Related Expenses
The Company has incurred transaction costs directly related to the TMHPS AG acquisition of $15.8 million for the year ended December 31, 2011, which is recorded in Other income (expense) – net.

Unaudited Actual and Pro Forma Information
The Company’s consolidated Net sales and Net loss attributable to Terex Corporation from August 16, 2011 through December 31, 2011 includes $617.0 million and $10.2 million, respectively, related to the TMHPS AG business.

The following unaudited pro forma information has been presented as if the TMHPS AG transaction occurred on January 1, 2011. This information is based on historical results of operations, adjusted for acquisition accounting adjustments, and is not necessarily indicative of what the results would have been had the Company operated the business since January 1, 2011, nor does it intend to be a projection of future results. No pro forma adjustments have been made for the Company’s incremental transaction costs or other transaction-related costs.

Year Ended
(in millions, except per share data)	December 31,
2011
Net sales	$7,068.1
Net income attributable to Terex Corporation	$33.6
Basic earnings per share attributable to Terex Corporation common stockholders	$0.31
Diluted earnings per share attributable to Terex Corporation common stockholders	$0.30

The fiscal year-ends for the Company and TMHPS AG were different. TMHPS AG fiscal year end was September 30. The results of TMHPS AG for the 12 month period ended September 30, 2011 was used in these computations.

Other 2011 Acquisitions

In May 2011, the Company completed a small acquisition in the MP segment that had an aggregate purchase price of less than $5 million. In October 2011, the Company completed a small acquisition in the Cranes segment that had an aggregate purchase price of less than $25 million. These acquisitions did not have a material impact on the Company’s financial results.

NOTE J – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	Construction (2)	Cranes	MHPS	MP	Total
Balance at December 31, 2011, gross	$139.7	$274.4	$221.0	$740.2	$198.0	$1,573.3
Accumulated impairment	(38.6)	(274.4)	(4.2)	—	(23.2)	(340.4)
Balance at December 31, 2011, net (1)	101.1	—	216.8	740.2	174.8	1,232.9
Acquisitions	0.2	—	15.5	(4.1)	—	11.6
Change in control of joint venture	—	—	(4.6)	—	—	(4.6)
Foreign exchange effect and other	—	—	2.0	(3.3)	6.7	5.4
Balance at December 31, 2012, gross	139.9	274.4	233.9	732.8	204.7	1,585.7
Accumulated impairment	(38.6)	(274.4)	(4.2)	—	(23.2)	(340.4)
Balance at December 31, 2012, net	101.3	—	229.7	732.8	181.5	1,245.3
Foreign exchange effect and other	0.7	—	2.0	(5.3)	2.9	0.3
Balance at December 31, 2013, gross	140.6	274.4	235.9	727.5	207.6	1,586.0
Accumulated impairment	(38.6)	(274.4)	(4.2)	—	(23.2)	(340.4)
Balance at December 31, 2013, net	$102.0	$—	$231.7	$727.5	$184.4	$1,245.6

(1)	Includes a $10.8 million reclassification of goodwill from AWP to Cranes related to segment realignment. See Note A – “Basis of Presentation.”

(2)	Includes a $164.4 million write-off of goodwill, gross and accumulated impairment, in the Construction segment related to discontinued operations.
Intangible assets, net were comprised of the following as of December 31, 2013 and 2012 (in millions):

		December 31, 2013			December 31, 2012
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	8	$91.6	$48.7	$42.9	$87.9	$36.5	$51.4
Customer Relationships	15	354.7	105.2	249.5	353.5	78.9	274.6
Land Use Rights	57	18.4	1.5	16.9	17.0	1.1	15.9
Other	7	52.2	40.4	11.8	51.9	38.1	13.8
Total definite-lived intangible assets		$516.9	$195.8	$321.1	$510.3	$154.6	$355.7

Indefinite-lived intangible assets:
Tradenames		$123.7			$118.7
Total indefinite-lived intangible assets		$123.7			$118.7

	For the Year Ended December 31,
(in millions)	2013	2012	2011
Aggregate Amortization Expense	$38.6	$43.0	$28.9

Estimated aggregate intangible asset amortization expense (in millions) for the next five years is as follows:

2014	$36.7
2015	$35.7
2016	$33.7
2017	$29.2
2018	$23.2

NOTE K – DERIVATIVE FINANCIAL INSTRUMENTS

In the normal course of business, the Company enters into two types of derivatives to hedge its interest rate exposure and foreign currency exposure: hedges of fair value exposures and hedges of cash flow exposures.  Fair value exposures relate to recognized assets or liabilities and firm commitments, while cash flow exposures relate to the variability of future cash flows associated with recognized assets or liabilities or forecasted transactions.  Additionally, the Company entered into derivative contracts that were intended to partially mitigate risks associated with the shares of common stock of Bucyrus acquired in connection with the sale of the Mining business and the risks associated with Euro payment for the purchase of TMHPS AG.  These contracts were not designated as hedges because they did not meet the requirements for hedge accounting.

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

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At December 31, 2013, the Company had $511.8 million notional amount of currency exchange forward contracts outstanding, most of which mature on or before December 31, 2014.  The fair market value of these contracts at December 31, 2013 was a net gain of $3.8 million.  At December 31, 2013, $454.1 million notional amount ($4.0 million of fair value gains) of these forward contracts have been designated as, and are effective as, cash flow hedges of forecasted and specifically identified transactions.  During 2013 and 2012, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

The Company records the interest rate swap and foreign exchange contracts at fair value on a recurring basis.   There were no interest rate swaps recorded as of December 31, 2013 and 2012. The foreign exchange contracts designated as hedging instruments are categorized under Level 1 of the ASC 820 hierarchy and are recorded at December 31, 2013 and 2012 as a net asset of $3.8 million and a net liability of $0.4 million, respectively.  See Note A – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. The fair values of these foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date. The fair values of these contracts are based on the contract rate specified at the anticipated contracts’ settlement date and quoted forward foreign exchange prices at the reporting date.

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

The Company entered into contingent participating forward foreign currency contracts to purchase up to €450.0 million in May 2011 in connection with the acquisition of TMHPS AG to hedge against its exposure to changes in the exchange rate for the Euro, as the acquisition purchase price was paid in Euros. Such contracts were not designated as hedging instruments. The contingent participating forward foreign currency contracts were settled during the year ended December 31, 2011, resulting in a loss of $16.1 million recorded in Other income (expense) – net in the Consolidated Statement of Income.

The Company uses forward foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions. Certain of these contracts have not been designated as hedging instruments. The foreign exchange contracts are accounted for as financial assets or financial liabilities and measured at fair value at the balance sheet date and are categorized under Level 1 of the ASC 820 hierarchy. The fair values of these foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date. Changes in the fair value of derivative financial instruments are recognized as gains or losses in Cost of goods sold or Other income (expense) - net in the Consolidated Statement of Income.

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	December 31, 2013	December 31, 2012
Foreign exchange contracts	Other current assets	$10.0	$5.2
Liability Derivatives
Foreign exchange contracts	Other current liabilities	6.2	5.6
Total Derivatives		$3.8	$(0.4)

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	December 31, 2013	December 31, 2012
Foreign exchange contracts	Other current assets	$4.1	$1.0
Liability Derivatives
Foreign exchange contracts	Other current liabilities	0.8	—
Total Derivatives		$3.3	$1.0
The following tables provide the effect of derivative instruments that are designated as hedges in the Consolidated Statements of Income, Comprehensive Income and Accumulated other comprehensive income (“OCI”) (in millions):

Gain Recognized on Derivatives in Income:		Year Ended December 31,
Fair Value Derivatives	Location	2013	2012	2011
Interest rate contract	Interest expense	$—	$16.3	$19.3
Interest rate contract	Loss on early extinguishment of debt	—	16.0	—
Total		$—	$32.3	$19.3

(Loss) Gain Recognized on Derivatives in OCI:		Year Ended December 31,
Cash Flow Derivatives		2013	2012
Foreign exchange contracts		$3.1	$3.2

(Loss) Gain Reclassified from Accumulated OCI into Income (Effective):		Year Ended December 31,
Account		2013	2012	2011
Cost of goods sold		$1.2	$(5.2)	$(4.7)
Other income (expense) – net		3.2	(5.1)	(0.8)
Total		$4.4	$(10.3)	$(5.5)

Gain (Loss) Recognized on Derivatives (Ineffective) in Income:		Year Ended December 31,
Account		2013	2012	2011
Other income (expense) – net		$(2.8)	$4.9	$1.5

The following table provides the effect of derivative instruments that are not designated as hedges in the Consolidated Statements of Income and Comprehensive Income (in millions):

Gain (Loss) Recognized on Derivatives not designated as hedges in Income:	Year Ended December 31,
Account	2013	2012	2011
Cost of Goods Sold	$0.7	$(0.8)	$0.5
Other income (expense) – net	1.6	—	(16.4)
Total	$2.3	$(0.8)	$(15.9)

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

Unrealized net gains (losses), net of tax, included in OCI are as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of period	$(0.4)	$(3.6)	$(2.1)
Additional gains (losses) – net	6.1	(1.9)	(2.3)
Amounts reclassified to earnings	(3.0)	5.1	0.8
Balance at end of period	$2.7	$(0.4)	$(3.6)

The estimated amount of existing gains (losses) for derivative contracts recorded in OCI as of December 31, 2013 that are expected to be reclassified into earnings in the next 12 months is $2.7 million.

NOTE L – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions. Given economic trends in recent years, the Company initiated certain restructuring programs to better utilize its workforce and optimize facility utilization to match the demand for its products.

To optimize facility utilization, the Company established a restructuring program to move its crushing and screening manufacturing business within the MP segment from Cedar Rapids, Iowa to other facilities, primarily in North America in 2010. Engineering, sales and service functions for materials processing equipment currently made at the plant will be retained at the facility for the near future. The total program cost recognized in 2011 were $2.4 million. The program resulted in reductions of 186 team members and was completed in 2011.

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

During the year ended December 31, 2011, the Company established restructuring programs within the MHPS segment to optimize facility utilization and consolidate certain manufacturing operations. These programs cost $25.6 million, resulted in the reduction of approximately 206 team members and was completed in 2012 except for certain benefits mandated by governmental agencies.

During the year ended December 31, 2011, certain areas of the MHPS segment were reorganized to better utilize the Company’s workforce. The program cost $0.9 million, resulted in the reduction of approximately 6 team members and was completed in 2012.

During the year ended December 31, 2011, the Company reorganized certain areas within the Construction segment to enhance operational efficiency. The program cost $1.4 million, resulted in the reduction of approximately 5 team members and was completed in 2012.

During the year ended December 31, 2012, the Company established a restructuring program in the MHPS segment to realize cost synergies and to optimize the SG&A expense structure. This program resulted in the closing of a production site in Spain and outsourcing of the related future production. The program is expected to cost $3.0 million, result in the reduction of approximately 26 team members and is expected to be completed in 2014.

During the year ended December 31, 2012, the Company established a restructuring program in the Construction segment related to its compact construction operations in Germany to concentrate the segment on its core processes and competencies. This program resulted in the sale, closure or phase-out of several businesses in Germany. The program cost $11.7 million, resulted in the reduction of 250 team members and was completed in 2013 except for certain payments mandated by governmental agencies. During the year ended December 31, 2013, $2.6 million of restructuring reserves were reversed based on more team members staying with the sold business than originally anticipated.

During the second quarter of 2012, the Company closed a parts distribution center in its Construction segment. The program cost $0.3 million, resulted in the reduction of approximately 9 team members and was completed in 2012.

During the year ended December 31, 2013, the Company established a restructuring program in the MHPS segment resulting in the consolidation of certain production facilities and the redesign of certain back office functions. The program is expected to cost $21.5 million, result in the reduction of 299 team members and be completed in 2014.

During the year ended December 31, 2013, the Company established a restructuring program in the Construction segment related to the distribution organization for Europe, the Middle East and Asia. This program will result in a more decentralized distribution function. The program is expected to cost $1.9 million, result in the reduction of 19 team members and be completed in 2014.

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the year ended December 31, 2013, the cumulative amount of expenses incurred since inception of the programs and the total amount expected to be incurred (in millions):

	Amount incurred during the year ended December 31, 2013	Cumulative amount incurred through December 31, 2013	Total amount expected to be incurred
Construction	$(0.6)	$13.0	$13.0
MHPS	21.5	50.1	50.1
Total	$20.9	$63.1	$63.1

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the year ended December 31, 2013, the cumulative amount of expenses incurred since inception of the programs and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred in the year ended December 31, 2013	$20.6	$0.3	$—	$20.9
Cumulative amount incurred through December 31, 2013	$46.4	$6.8	$9.9	$63.1
Total amount expected to be incurred	$46.4	$6.8	$9.9	$63.1

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the year ended December 31, 2013 (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Restructuring reserve at December 31, 2012	$17.1	$0.2	$—	$17.3
Restructuring charges	20.6	0.3	—	20.9
Cash expenditures	(12.3)	(0.5)	—	(12.8)
Restructuring reserve at December 31, 2013	$25.4	$—	$—	$25.4

During the years ended December 31, 2013, 2012 and 2011 $11.0 million, $8.4 million and $19.1 million, respectively, of restructuring charges were included in Cost of goods sold (“COGS”). During the years ended December 31, 2013, 2012 and 2011 $9.9 million, $3.5 million and $10.4 million, respectively, of restructuring charges were included in SG&A costs. There were no asset impairments included in restructuring costs for the year ended December 31, 2013. There were $5.7 million and $8.8 million of asset impairments included in restructuring costs for the years ended December 31, 2012 and 2011, respectively.

NOTE M – LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows (in millions):

	December 31,
	2013	2012
6-1/2% Senior Notes due April 1, 2020	$300.0	$300.0
6% Senior Notes due May 15, 2021	850.0	850.0
4% Convertible Senior Subordinated Notes due June 1, 2015	116.7	109.2
2011 Credit Agreement – term debt	495.3	710.1
2011 Credit Agreement – revolver	117.7	—
Capital lease obligations	5.0	5.8
Other	92.0	123.6
Total debt	1,976.7	2,098.7
Less: Notes payable and current portion of long-term debt	(86.8)	(83.8)
Long-term debt, less current portion	$1,889.9	$2,014.9

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

On October 12, 2012, the Company and its lenders entered into an amendment of the 2011 Credit Agreement (the “2012 Amendment”). As a result of the 2012 Amendment, the Company reduced the interest rates on its U.S. Dollar and Euro denominated term loans. Additionally, the 2012 Amendment also provided greater flexibility for the Company (i) for complying with its financial covenants, (ii) in issuing additional debt under the credit agreement and (iii) in the Company's covenant baskets for additional letter of credit facilities, maximum letter of credit exposure, acquired debt, foreign subsidiary debt, general debt, restricted payments, receivables transactions and prepayment of other debt. As a result of the 2012 Amendment the Company recorded a loss on early extinguishment of debt of $1.9 million in the consolidated statement of income for the year ended December 31, 2012 which included non-cash charges for accelerated amortization of debt acquisition costs and original issue discount. In preparing the consolidated Statement of Cash Flows these non-cash items were added to net income. On November 13, 2013, the Company and its lenders entered into an amendment of the 2011 Credit Agreement (the “2013 Amendment”). As a result of the 2013 Amendment, the Company reduced the interest rates on its U.S. Dollar and Euro denominated term loans. Additionally, the 2013 Amendment also provided greater flexibility for the Company in providing customer financing, securitizing leases and loans to customers and selling loans and leases to third parties with recourse.

The 2011 Credit Agreement allows unlimited incremental commitments, which may be extended at the option of the lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both as long as the Company satisfies a secured debt financial ratio contained in the credit facilities.

The 2011 Credit Agreement requires the Company to comply with a number of covenants, which include certain financial tests. The minimum required levels of the interest coverage ratio shall be 2.5 to 1.00. The maximum permitted levels of the senior secured leverage ratio shall be to 2.5 to 1.00.

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

On May 16, 2013, the Company repaid $110.0 million of the outstanding U.S. dollar denominated term loan and €83.5 million of the outstanding Euro denominated term loan under the 2011 Credit Agreement. As a result of the repayment, the Company recorded a loss on early extinguishment of debt of $5.2 million in the Consolidated Statement of Income for the year ended December 31, 2013.

As of December 31, 2013 and 2012, the Company had $495.3 million and $710.1 million, respectively, in U.S. dollar and Euro denominated term loans outstanding under the 2011 Credit Agreement. The weighted average interest rate on the term loans at December 31, 2013 and 2012 was 3.66% and 4.68%, respectively. The Company had $117.7 million in U.S. dollar denominated revolving credit amounts outstanding as of December 31, 2013 and had no revolving credit amounts outstanding at December 31, 2012. The weighted average interest rate on the revolving credit facility at December 31, 2013 was 5.30%.

The 2011 Credit Agreement incorporates facilities for issuance of letters of credit up to $300 million.  Letters of credit issued under the 2011 Credit Agreement letter of credit facility decrease availability under the $500 million revolving line of credit.  As of December 31, 2013 and 2012, the Company had letters of credit issued under the 2011 Credit Agreement that totaled $54.2 million and $45.4 million, respectively.  The 2011 Credit Agreement also permits the Company to have additional letter of credit facilities up to $200 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit.   The Company had letters of credit issued under the additional letter of credit facilities of the 2011 Credit Agreement that totaled $3.1 million as of December 31, 2013 and 2012.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2011 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $283.1 million and $275.5 million as of December 31, 2013 and 2012, respectively.

In total, as of December 31, 2013 and 2012, the Company had letters of credit outstanding of $340.4 million and $324.0 million, respectively.

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

10-7/8% Senior Notes

On June 3, 2009, the Company sold and issued $300 million aggregate principal amount of Senior Notes Due 2016 (“10-7/8% Notes”). On September 28, 2012, the Company repaid the outstanding $299.9 million principal amount of its 10-7/8% Notes. The total cash paid to redeem the 10-7/8% Notes was $347.3 million which included a make whole call premium of 12.265%, totaling $36.8 million plus accrued and unpaid interest of $10.6 million at the redemption date.

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

The balance of the 4% Convertible Notes was $116.7 million and $109.2 million at December 31, 2013 and 2012, respectively, reflecting the impact of the purchase discussed above.  The Company recognized interest expense of $12.6 million and $14.2 million on the 4% Convertible Notes for the years ended December 31, 2013 and 2012, respectively.  The interest expense recognized for the 4% Convertible Notes will increase as the discount is amortized using the effective interest method, which accretes the debt balance over its term to $128.8 million at maturity.  Interest expense on the 4% Convertible Notes throughout its term includes 4% annually of cash interest on the maturity balance of $128.8 million plus non-cash interest expense accreted to the debt balance as described.

The Company paid a dividend of $0.05 per share on December 20, 2013. Under the terms of the 4% Convertible Notes, this dividend changed the initial conversion ratio from 61.5385 to 61.6206 shares of common stock.

8% Senior Subordinated Notes

On November 13, 2007, the Company sold and issued $800 million aggregate principal amount of 8% Notes. The 8% Notes were redeemable by the Company beginning in November 2012 at an initial redemption price of 104.00% of principal amount.

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

7-3/8% Senior Subordinated Notes

On November 25, 2003, the Company sold and issued $300 million aggregate principal amount of 7-3/8% Notes.  The 7-3/8% Notes were jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note R – “Consolidating Financial Statements”).  The 7-3/8% Notes were redeemable by the Company beginning in January 2009 at an initial redemption price of 103.688% of principal amount. On January 18, 2011, the Company exercised its early redemption option and repaid the outstanding $297.6 million principal amount of its 7-3/8% Notes. The total cash paid to redeem the 7-3/8% Notes was $312.3 million that included a call premium of 1.229% as set forth in the indenture for the 7-3/8% Notes, totaling $3.6 million plus accrued and unpaid interest.

The Loss on early extinguishment of debt of $7.7 million in the Consolidated Statement of Income for the year ended December 31, 2011 includes (a) cash payments of $3.6 million for call premiums associated with the repayment of $297.6 million of outstanding debt and (b) $4.1 million of non-cash charges for accelerated amortization of debt acquisition costs related to the redemption of the 7-3/8% notes and termination of the 2006 Credit Agreement, original issue discount and loss on a terminated swap associated with the outstanding debt, which all flow into the calculation of Net income. In preparing the Consolidated Statement of Cash Flows, the non-cash item (b) was added to Net income to reflect cash flow appropriately.

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of long-term debt outstanding at December 31, 2013 in the successive five-year period are summarized below. Amounts shown are exclusive of minimum lease payments for capital lease obligations disclosed in Note N – “Lease Commitments” (in millions):

2014	$85.8
2015	387.2
2016	15.6
2017	330.6
2018	1.0
Thereafter	1,151.5
Total	$1,971.7

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of December 31, 2013 and 2012 , as follows (in millions, except for quotes):

2013	Book Value	Quote	FV
6-1/2% Notes	$300.0	$1.06750	$320
6% Notes	$850.0	$1.03250	$878
4% Convertible Notes (net of discount)	$116.7	$2.62875	$307
2011 Credit Agreement Term Loan (net of discount) – USD	$340.4	$1.00500	$342
2011 Credit Agreement Term Loan (net of discount) – EUR	$154.9	$1.00250	$155

2012	Book Value	Quote	FV
6-1/2% Senior Notes	$300.0	$1.06250	$319
6% Notes	$850.0	$1.05250	$895
4% Convertible Notes (net of discount)	$109.2	$1.83000	$200
2011 Credit Agreement Term Loan (net of discount) – USD	$451.0	$1.01000	$456
2011 Credit Agreement Term Loan (net of discount) – EUR	$259.1	$1.00000	$259

The fair value of debt reported in the tables above is based on price quotations on the debt instrument in an active market and therefore categorized under Level 1 of the ASC 820 hierarchy. See Note A – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. The Company believes that the carrying value of its other borrowings, including amounts outstanding for the revolving line of credit under the 2011 Credit Agreement, approximates fair market value based on maturities for debt of similar terms. The fair value of these other borrowings are categorized under Level 2 of the ASC 820 hierarchy.

The Company paid $114.8 million, $156.0 million and $134.4 million of interest in 2013, 2012 and 2011, respectively.

NOTE N – LEASE COMMITMENTS

The Company leases certain facilities, machinery, equipment and vehicles with varying terms. Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Certain of the equipment leases are classified as capital leases and the related assets have been included in Property, Plant and Equipment. Net assets under capital leases were $13.0 million and $13.2 million, net of accumulated amortization of $5.2 million and $4.1 million, at December 31, 2013 and 2012, respectively.

Future minimum capital and noncancellable operating lease payments and the related present value of capital lease payments at December 31, 2013 are as follows (in millions):

	Capital Leases	Operating Leases
2014	$1.0	$61.4
2015	0.8	50.9
2016	0.7	42.2
2017	0.8	31.1
2018	0.9	22.1
Thereafter	1.0	51.8
Total minimum obligations	5.2	$259.5
Less: amount representing interest	(0.2)
Present value of net minimum obligations	5.0
Less: current portion	(0.9)
Long-term obligations	$4.1

Most of the Company’s operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was $77.1 million, $78.5 million, and $60.3 million in 2013, 2012 and 2011, respectively.

NOTE O – RETIREMENT PLANS AND OTHER BENEFITS

U.S. Pension Plan

As of December 31, 2013, the Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”). Participation in the Terex Plan for all employees has been frozen. Participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only. The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company’s policy generally to fund the Terex Plan based on the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds.

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

During July 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP 21”) was enacted in the U.S. MAP 21 provides short-term relief of minimum contribution requirements by increasing the interest rates used to value pension liabilities beginning January 1, 2012 and increases the premiums due to the Pension Benefit Guaranty Corporation beginning in 2013 through 2015. As a result of the enactment of MAP 21, and existing funding commitments, there were no minimum contribution requirements for the 2013 and 2012 plan years.

Non-U.S. Plans

The Company maintains defined benefit plans in France, Germany, India, Switzerland and the United Kingdom for some of its subsidiaries. Participation in the United Kingdom plan has been frozen. The United Kingdom plan is a funded plan and the Company funds this plan in accordance with funding regulations in the United Kingdom and a negotiated agreement between the Company and the plan’s trustees. The plans in France, Germany and India are unfunded plans. For the Company’s operations in Austria and Italy there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination. The Company records this obligation based on the mandated requirements. The measure of the current obligation is not dependent on the employees’ future service and therefore is measured at current value.

On August 16, 2011, the Company acquired TMHPS AG which has defined benefit plans in Germany and Switzerland. The plans in Germany are unfunded plans. The plan in Switzerland is funded and the Company funds this plan in accordance with funding regulations in Switzerland. The impact of these plans was included from the date of acquisition and resulted in an additional liability of approximately $200 million in Retirement plans on the Consolidated Balance Sheet. See Note I – “Acquisitions.”

Other Postemployment Benefits

The Company has several non-pension post-retirement benefit programs. The Company provides postemployment health and life insurance benefits to certain former salaried and hourly employees. The health care programs are contributory, with participants’ contributions adjusted annually, and the life insurance plan is noncontributory.

Savings Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, contribute to certain of these plans. The Company’s Common Stock held in a rabbi trust pursuant to the Deferred Compensation Plan is treated in a manner similar to treasury stock.  The number of shares of the Company’s Common Stock held in the rabbi trust at December 31, 2013 and 2012 totaled and 0.8 million and 0.7 million, respectively.

Charges recognized for the Deferred Compensation Plan and these other savings plans were $16.6 million, $16.3 million and $11.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013 and 2012, Company matching contribution to tax deferred savings plans were invested at the direction of plan participants.

Information regarding the Company’s plans, including SERP, was as follows (in millions, except percent values):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2013	2012	2013	2012	2013	2012
Accumulated benefit obligation at end of year	$155.8	$175.2	$492.8	$505.9
Change in benefit obligation:
Benefit obligation at beginning of year	$182.3	$185.1	$511.6	$397.0	$7.6	$8.0
Service cost	1.1	1.2	6.0	7.8	—	—
Interest cost	6.6	7.2	16.6	17.0	0.3	0.3
Acquisitions and divestitures	—	—	(4.7)	12.0	—	—
Actuarial loss (gain)	(17.9)	(0.8)	(20.1)	88.6	(1.4)	0.2
Benefits paid	(10.0)	(10.4)	(21.2)	(22.7)	(0.7)	(0.9)
Foreign exchange effect	—	—	15.8	11.9	—	—
Benefit obligation at end of year	162.1	182.3	504.0	511.6	5.8	7.6
Change in plan assets:
Fair value of plan assets at beginning of year	123.6	111.4	132.5	119.7	—	—
Actual return on plan assets	6.4	14.8	8.5	8.5	—	—
Employer contribution	5.8	7.8	18.5	21.4	0.7	0.9
Employee contribution	—	—	0.6	0.5	—	—
Benefits paid	(10.0)	(10.4)	(21.2)	(22.7)	(0.7)	(0.9)
Foreign exchange effect	—	—	3.0	5.1	—	—
Fair value of plan assets at end of year	125.8	123.6	141.9	132.5	—	—
Funded status	$(36.3)	$(58.7)	$(362.1)	$(379.1)	$(5.8)	$(7.6)
Amounts recognized in the statement of financial position consist of:
Current liabilities	$0.2	$0.2	$15.0	$13.3	$0.8	$1.1
Non-current liabilities	36.1	58.5	347.1	365.8	5.0	6.5
Total liabilities	$36.3	$58.7	$362.1	$379.1	$5.8	$7.6
Amounts recognized in accumulated other comprehensive income consist of:
Actuarial net loss	$60.9	$80.1	$93.7	$116.9	$0.9	$2.4
Prior service cost	0.7	0.9	0.4	0.4	(0.1)	(0.1)
Total amounts recognized in accumulated other comprehensive income	$61.6	$81.0	$94.1	$117.3	$0.8	$2.3

	U.S. Pension Benefits			Non-U.S.Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Weighted-average assumptions as of December 31:
Discount rate	4.64%	3.75%	4.00%	3.78%	3.39%	4.55%	4.17%	3.75%	4.00%
Expected return on plan assets	7.50%	7.50%	8.00%	5.49%	5.59%	5.59%	N/A	N/A	N/A
Rate of compensation increase	3.75%	3.75%	3.75%	1.56%	1.67%	1.75%	N/A	N/A	N/A

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Components of net periodic cost:
Service cost	$1.1	$1.2	$2.1	$6.0	$7.8	$4.4	$—	$—	$—
Interest cost	6.6	7.2	8.2	16.6	17.0	12.8	0.3	0.3	0.4
Expected return on plan assets	(9.0)	(8.8)	(8.3)	(7.0)	(6.8)	(6.0)	—	—	—
Recognition of prior service cost	0.1	0.1	0.2	—	10.8	—	—	—	—
Amortization of actuarial loss	4.0	4.8	3.3	5.3	0.4	0.3	0.1	—	—
Other costs	—	—	—	(0.6)	(0.5)	(0.2)	—	—	—
Net periodic cost	$2.8	$4.5	$5.5	$20.3	$28.7	$11.3	$0.4	$0.3	$0.4

Due to clarification of requirements in Brazil, during the year ended December 31, 2012, the Company recognized a liability of $10.8 million related to a provision for post-employment benefits. This amount is included above in Net periodic cost as Recognition of prior service cost.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2013	2012	2013	2012	2013	2012
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net (gain) loss	$(15.3)	$(6.8)	$(21.6)	$86.9	$(1.4)	$0.2
Amortization of actuarial losses	(4.0)	(4.8)	(5.5)	(0.7)	(0.1)	(0.2)
Amortization of prior service cost	(0.1)	(0.1)	—	—	—	—
Foreign exchange effect	—	—	3.9	3.8	—	—
Total recognized in other comprehensive income	$(19.4)	$(11.7)	$(23.2)	$90.0	$(1.5)	$—

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
Amounts expected to be recognized as components of net periodic cost for the year ending December 31, 2014:
Actuarial net loss	$2.8	$3.2	$0.1
Prior service cost	0.1	—	—
Total amount expected to be recognized as components of net periodic cost for the year ending December 31, 2014	$2.9	$3.2	$0.1

For the Company’s plans, including the SERP, that have accumulated benefit obligations in excess of plan assets the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were (in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2013	2012	2013	2012
Projected benefit obligation	$162.1	$182.3	$504.0	$511.6
Accumulated benefit obligation	$155.8	$175.2	$492.8	$505.9
Fair value of plan assets	$125.8	$123.6	$141.9	$132.5

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

The rate used for the expected return on plan assets for the U.S. plan is based on a review of long-term historical asset performances aligned with the Company’s investment strategy and portfolio mix.  While the Company examines performance annually, it also views historic asset portfolios and performance over a long period of years before recommending a change. In the short term, there may be fluctuations of positive and negative yields year-over-year, but over the long-term, the return is expected to be approximately 7.5%.

The Company’s overall investment strategy for the U.S. defined benefit plan balances two objectives, investing in fixed income securities whose maturity broadly matches the maturity of the pension liabilities and investing in equities and other assets expected to generate higher returns. The Company invests through a number of investment funds with diversified asset types, strategies and managers. Equity securities, including investments in large to small-cap companies in the U.S. and internationally, constitute approximately 32% and 34% of the portfolio at December 31, 2013 and 2012, respectively. Fixed income securities including corporate bonds of companies from diversified industries, U.S. Treasuries and other securities, which may include mortgage-backed securities, asset-backed securities and collateralized mortgage obligations, constitute approximately 68% and 66% of the portfolio at December 31, 2013 and 2012, respectively. The target investment allocation for 2014 is approximately 25% to 38% for equity securities and approximately 62% to 75% for fixed income securities.

The methodology used to determine the rate of return on non-U.S. pension plan assets was based on average rate of earnings on funds invested and to be invested.  Based on historical returns and future expectations, the Company believes the investment return assumptions are reasonable.  The expected rate of return of plan assets represents an estimate of long-term returns on the investment portfolio.  This is reviewed by the trustees and varies with each section of the plans.

The overall investment strategy for the Non-U.S. defined benefit plans is to achieve a mix of investments to support long-term growth and minimize volatility while maximizing rates of return by diversification of asset types, fund strategies and fund managers.  Fixed income investments include investments in European government securities and European corporate bonds and constitute approximately 58% and 60% of the portfolio at December 31, 2013 and 2012, respectively. Equity investments, multi-asset investment funds and real estate investments that invest in a diversified range of property principally in the retail, office and industrial/warehouse sectors constitute approximately 42% and 40% of the portfolio at December 31, 2013 and 2012, respectively. Investments of the plans primarily include investments in companies from diversified industries with approximately 93% invested internationally and 7% invested in North America. The target investment allocations to support the investment strategy for 2014 are approximately 80%-88% fixed income securities and approximately 12%-20% equity securities, multi-asset investment funds and real estate investments.

The fair value of cash in the table below is based on price quotations in an active market and therefore categorized under Level 1 of the ASC 820 hierarchy. The fair value of the investment funds is priced on the market value of the underlying investments in the portfolio and therefore categorized as Level 2 of the ASC 820 hierarchy. See Note A – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy.

The fair value of the Company’s plan assets at December 31, 2013 are as follows (in millions):

	U.S. Pension Plan			Non-U.S. Pension Plans
	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash, including money market funds	$9.4	$9.4	$—	$3.5	$3.5	$—
U.S. equities	25.0	—	25.0	8.4	—	8.4
Non-U.S. equities	10.2	—	10.2	35.0	—	35.0
U.S. corporate bonds	56.9	—	56.9	1.0	—	1.0
Non-U.S. corporate bonds	—	—	—	28.0	—	28.0
U.S. government securities	18.1	—	18.1	0.1	—	0.1
Non-U.S. government securities	0.8	—	0.8	42.7	—	42.7
Real estate	—	—	—	9.0	—	9.0
Other securities	5.4	—	5.4	14.2	—	14.2
Total investments measured at fair value	$125.8	$9.4	$116.4	$141.9	$3.5	$138.4

The fair value of the Company’s plan assets at December 31, 2012 are as follows (in millions):

	U.S. Pension Plan			Non-U.S. Pension Plans
	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash, including money market funds	$4.7	$4.7	$—	$5.6	$5.6	$—
U.S. equities	30.6	—	30.6	8.2	—	8.2
Non-U.S. equities	10.6	—	10.6	29.8	—	29.8
U.S. corporate bonds	55.4	—	55.4	1.0	—	1.0
Non-U.S. corporate bonds	—	—	—	26.5	—	26.5
U.S. government securities	16.9	—	16.9	—	—	—
Non-U.S. government securities	0.8	—	0.8	40.8	—	40.8
Real estate	—	—	—	7.9	—	7.9
Other securities	4.6	—	4.6	12.7	—	12.7
Total investments measured at fair value	$123.6	$4.7	$118.9	$132.5	$5.6	$126.9

The Company plans to contribute approximately $7 million to its U.S. defined benefit pension and post-retirement plans and approximately $19 million to its non-U.S. defined benefit pension plans in 2014.  During the year ended December 31, 2013, the Company contributed $6.5 million to its U.S. defined benefit pension plans and post-retirement plans and $18.5 million to its non-U.S. defined benefit pension plans.

The Company’s estimated future benefit payments under its plans are as follows (in millions):

Year Ending December 31,	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
2014	$10.1	$21.4	$0.8
2015	$11.1	$20.7	$0.7
2016	$11.0	$21.2	$0.6
2017	$11.0	$22.6	$0.5
2018	$11.0	$23.0	$0.4
2019-2023	$54.5	$124.0	$1.9

For the other benefits, for measurement purposes, a 8.00% rate of increase in the per capita cost of covered health care benefits was assumed for 2014, decreasing one-percentage-point per year until it reaches 5.00% for 2017 and thereafter. Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plan.

A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total service and interest cost components	$0.2	$(0.2)
Effect on postretirement benefit obligation	$1.3	$(1.0)

NOTE P– STOCKHOLDERS’ EQUITY

On December 31, 2013, there were 123.7 million shares of Common Stock issued and 109.9 million shares of Common Stock outstanding. Of the 176.3 million unissued shares of Common Stock at that date, 3.9 million shares of Common Stock were reserved for issuance for the exercise of stock options and the vesting of restricted stock. Additionally, 7.9 million shares of Common Stock were reserved for issuance for the shares that are contingently issuable for the 4% Convertible Notes.

Common Stock in Treasury. The Company values treasury stock on an average cost basis. As of December 31, 2013, the Company held 13.8 million shares of Common Stock in treasury totaling $630.2 million, including 0.8 million shares held in a trust for the benefit of the Company’s Deferred Compensation Plan at a total of $16.1 million.

Preferred Stock. The Company’s certificate of incorporation was amended in June 1998 to authorize 50.0 million shares of preferred stock, $0.01 par value per share. As of December 31, 2013 and 2012, there were no shares of preferred stock outstanding.

Long-Term Incentive Plans. In May 2009, the stockholders approved the Terex Corporation 2009 Omnibus Incentive Plan (the “2009 Plan”). The purpose of the 2009 Plan is to provide a means whereby employees, directors and third-party service providers of the Company develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its stockholders. The 2009 Plan provides for incentive compensation in the form of (i) options to purchase shares of Common Stock, (ii) stock appreciation rights, (iii) restricted stock awards and restricted stock units, (iv) other stock awards, (v) cash awards, and (vi) performance awards. In May 2013, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2009 Plan from 5.0 million shares to 8.0 million shares. The maximum number of shares available for issuance under the 2009 Plan is 8.0 million shares plus the number of shares remaining available for issuance under the Terex Corporation 2000 Incentive Plan (the “2000 Plan”) and the 1996 Terex Corporation Long-Term Incentive Plan (the “1996 Plan”). As of December 31, 2013, 4.7 million shares were available for grant under the 2009 Plan.

In May 2000, the stockholders approved the 2000 Plan. The purpose of the 2000 Plan is to assist the Company in attracting and retaining selected individuals to serve as directors, officers, consultants, advisers and employees of the Company and its subsidiaries and affiliates who will contribute to the Company’s success and to achieve long-term objectives which will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the Common Stock. The maximum number of shares available for issuance under the 2000 Plan is 12.0 million shares plus any shares related to awards under the 2000 Plan that were not issued or were subsequently forfeited, expired or otherwise terminated.

In May 1996, the stockholders approved the 1996 Plan. The maximum number of shares available for issuance under the 1996 Plan is 4.0 million shares plus any shares related to awards under the 1996 Plan that were not issued or were subsequently forfeited, expired or otherwise terminated.

Substantially all stock option grants under the 2000 Plan and the 1996 Plan vested over a four year period and have a contractual life of ten years. There were no options granted during the years ended December 31, 2013, 2012 or 2011.  The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $1.2 million, $0.2 million and $0.3 million, respectively.

The following table is a summary of stock options under all of the Company’s plans.

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	519,224	$23.00
Exercised	(302,667)	$11.47
Canceled or expired	(7,000)	$44.96
Outstanding at December 31, 2013	209,557	$38.92	1.84	$1.45
Exercisable at December 31, 2013	209,557	$38.92	1.84	$1.45
Vested at December 31, 2013	209,557	$38.92	1.84	$1.45

Under the 2009 Plan, 2000 Plan and the 1996 Plan, approximately 13% of all restricted stock awards vest over a four year period, with 25% of each grant vesting on each of the first four anniversary dates of the grant; approximately 11% of all restricted stock awards vest over a five year period and approximately 76% of all restricted stock awards vest over a three year period with approximately 38% of these awards vesting on the first three anniversary dates and approximately 36% vesting at the end of the three year period. Approximately 47% of the outstanding restricted stock awards are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. The fair value of the restricted stock awards is based on the market price at the date of grant except for 1.0 million shares of performance grants based on a market condition. The Company uses the Monte Carlo method to provide grant date fair value for awards with a market condition. The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award. The following table presents the weighted-average assumptions used in the valuations:

	February 27, 2013	February 29, 2012	March 27, 2012	March 22, 2011
Dividend yields	—%	—%	—%	—%
Expected volatility	60.03%	59.15%	56.83%	80.29%
Risk free interest rate	0.35%	0.41%	0.47%	1.04%
Expected life (in years)	3	3	3	3
Grant date fair value per share	$32.96	$32.58	$29.50	$41.96

As of December 31, 2013, unrecognized compensation costs related to restricted stock totaled approximately $47.8 million, which will be expensed over a weighted average period of 1.7 years.  The grant date weighted average fair value for restricted stock awards during the years ended December 31, 2013, 2012 and 2011 was $33.84, $25.74 and $34.99, respectively.  The total fair value of shares vested for restricted stock awards was $19.0 million, $16.1 million and $26.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

During the year ended December 31, 2013, the Company issued 53 thousand shares of its outstanding Common Stock which were contributed into a deferred compensation plan under a Rabbi Trust.

The following table is a summary of restricted stock awards under all of the Company’s plans:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	3,272,719	$25.17
Granted	1,353,279	$33.84
Vested	(729,921)	$26.08
Canceled or expired	(174,653)	$25.94
Nonvested at December 31, 2013	3,721,424	$26.14

Compensation expense recognized under all stock-based compensation arrangements was $44.7 million, $29.8 million and $23.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The stock-based compensation expense was included in Selling, general and administrative expenses in the Consolidated Statements of Income.  The related tax benefit was $13.5 million, $9.1 million and $7.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Cash received from option exercises under all stock-based compensation arrangements totaled $2.9 million.

The excess tax benefit for all stock-based compensation is included in the Consolidated Statement of Cash Flows as an operating cash outflow and a financing cash inflow.

Comprehensive Income (Loss).  The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):
Accumulated Other Comprehensive Income (Loss) Attributable to Terex Corporation

	Pension Liability Adjustment	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2011	$(59.7)	$61.4	$(2.1)	$100.8	$100.4
Current year change	(23.5)	(101.0)	(1.5)	(99.9)	(225.9)
Balance at December 31, 2011	(83.2)	(39.6)	(3.6)	0.9	(125.5)
Current year change	(56.5)	53.7	3.2	1.0	1.4
Balance at December 31, 2012	(139.7)	14.1	(0.4)	1.9	(124.1)
Current year change	28.4	(22.0)	3.1	(1.9)	7.6
Balance at December 31, 2013	$(111.3)	$(7.9)	$2.7	$—	$(116.5)

Accumulated Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest

	Pension Liability Adjustment	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2011	$—	$0.9	$—	$—	$0.9
Current year change	—	(0.9)	—	—	(0.9)
Balance at December 31, 2011	—	—	—	—	—
Current year change	—	0.5	—	—	0.5
Balance at December 31, 2012	—	0.5	—	—	0.5
Current year change	—	0.4	—	—	0.4
Balance at December 31, 2013	$—	$0.9	$—	$—	$0.9

Accumulated Other Comprehensive Income (Loss)

	Pension Liability Adjustment	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2011	$(59.7)	$62.3	$(2.1)	$100.8	$101.3
Current year change	(23.5)	(101.9)	(1.5)	(99.9)	(226.8)
Balance at December 31, 2011	(83.2)	(39.6)	(3.6)	0.9	(125.5)
Current year change	(56.5)	54.2	3.2	1.0	1.9
Balance at December 31, 2012	(139.7)	14.6	(0.4)	1.9	(123.6)
Current year change	28.4	(21.6)	3.1	(1.9)	8.0
Balance at December 31, 2013	$(111.3)	$(7.0)	$2.7	$—	$(115.6)
As of December 31, 2013, other accumulated comprehensive income for the pension liability adjustment and the derivative hedging adjustment are net of tax benefits of $45.1 million and a tax provision of $1.3 million, respectively.

Changes in Accumulated Other Comprehensive Income
The table below presents changes in AOCI by component for the year ended ended December 31, 2013. All amounts are net of tax (in millions).

	Pension Liability Adjustments	Cumulative Translation Adjustments	Derivative Hedging Adjustments	Debt & Equity Securities Adjustment	Total
Beginning balance - January 1, 2013	$(139.7)	$14.6	$(0.4)	$1.9	$(123.6)
Other comprehensive income before reclassifications	21.9	(19.0)	6.1	—	9.0
Amounts reclassified from AOCI (1)	6.5	(2.6)	(3.0)	(1.9)	(1.0)
Net Other Comprehensive Income (Loss)	28.4	(21.6)	3.1	(1.9)	8.0
Ending balance - December 31, 2013	$(111.3)	$(7.0)	$2.7	$—	$(115.6)

(1) See table on the next page for details about these reclassifications.

The table below presents reclassifications out of AOCI for the year ended ended December 31, 2013 (in millions).

	Year Ended December 31, 2013
Details about AOCI components	Amount reclassified from AOCI	Affected line item in the statement where net income is presented
Pension liability adjustment:
Actuarial gain (losses)	$(9.6)	(1)
	3.1	(Provision for) benefit from income taxes
	$(6.5)	Net of tax

Cumulative translation adjustments:
Gain on sale of business	$2.5	Other income (expense) - net
	0.1	(Provision for) benefit from income taxes
	$2.6	Net of tax

Derivative hedging adjustment:
Foreign exchange contracts	$1.2	Cost of goods sold
	3.4	Other income (expense) - net
	(1.6)	(Provision for) benefit from income taxes
	$3.0	Net of tax

Unrealized gains and losses on debt and equity securities:
Gain on sale of securities	$2.5	Other income (expense) - net
	(0.6)	(Provision for) benefit from income taxes
	$1.9	Net of tax

Total reclassifications	$1.0	Net of tax

(1) These AOCI components are included in the computation of net periodic benefit cost. See Note O - Retirement Plans and Other Benefits for additional details.

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
Upon effectiveness of the DPLA on April 18, 2012, the Company became obligated to purchase shares of TMHPS AG held by the noncontrolling interest shareholders for a cash payment upon demand. See Note I – “Acquisitions.”
The DPLA is a binding agreement. However, noncontrolling interest shareholders of TMHPS AG initiated appraisal proceedings in the German court system that challenges the fair value determination of the €45.52 tender price and €3.33 annual guaranteed payment. If a higher price is determined, the additional obligation would be recorded as an adjustment directly to additional paid in capital with a corresponding increase to the Company’s DPLA obligation.
Beginning on the effective date of the DPLA, the costs of the annual guaranteed payment are reflected as Other income (expense) in the Consolidated Statement of Income.

The following is a summary of redeemable noncontrolling interest as of December 31, 2013 and 2012 (in millions):

Balance at January 1, 2012	$—
Reclassification from noncontrolling interest (as of April 18, 2012)	247.5
Adjustment for maximum redemption value	12.5
Redemptions	(3.6)
Accrued guaranteed payment obligation	11.3
Foreign currency translation	(20.8)
Balance at December 31, 2012	$246.9
Redemptions and Purchases	(174.1)
Accrued guaranteed payment obligation	3.7
Payments of guaranteed obligations	(18.4)
Reversal of guaranteed obligations	(5.7)
Foreign currency translation	1.5
Balance at December 31, 2013	$53.9
This obligation approximates the cost if all remaining shares were purchased by the Company on December 31, 2013 and is presented in the Consolidated Balance Sheet in Redeemable noncontrolling interest, which is considered temporary equity. During the year ended December 31, 2013, the Company acquired approximately 14% of the shares of TMHPS AG for approximately $228 million, of which $174.1 million was recorded as a reduction of redeemable noncontrolling interest and $54.0 million was recorded as a reduction in additional paid-in capital for the excess of the purchase price over the carrying value of redeemable noncontrolling interest.

NOTE Q – LITIGATION AND CONTINGENCIES

General

The Company is involved in various legal proceedings, including product liability, general liability, workers’ compensation liability, employment, commercial and intellectual property litigation, which have arisen in the normal course of operations. The Company is insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risk required by law or contract, with retained liability or deductibles. The Company has recorded and maintains an estimated liability in the amount of management’s estimate of the Company’s aggregate exposure for such retained liabilities and deductibles. For such retained liabilities and deductibles, the Company determines its exposure based on probable loss estimations, which requires such losses to be both probable and the amount or range of probable loss to be estimable. The Company believes it has made appropriate and adequate reserves and accruals for its current contingencies and that the likelihood of a material loss beyond the amounts accrued is remote. The Company believes that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on its financial statements as a whole. However, the outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in the Company incurring significant liabilities which could have a material adverse effect on its results of operations.

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

Powerscreen Patent Infringement Lawsuit

On December 6, 2010, the Company received an adverse jury verdict in a patent infringement lawsuit brought against Powerscreen International Distribution Limited and Terex by Metso Minerals Inc. in the United States District Court for the Eastern District of New York. The Company previously reported that it had appealed the verdict and believed that it would ultimately succeed on appeal. On May 14, 2013, the Company prevailed on appeal and the jury verdict and judgment were reversed in the Company’s favor. In January 2014, the United States Supreme Court denied certiorari and as a result the appellate ruling in the Company’s favor is final.

Other

The Company is involved in various other legal proceedings, including workers’ compensation liability and intellectual property litigation, which have arisen in the normal course of its operations.  The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company’s outstanding letters of credit totaled $340.4 million at December 31, 2013.  The letters of credit generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet.  Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

As of December 31, 2013 and 2012, the Company’s maximum exposure to such credit guarantees was $53.6 million and $64.3 million, respectively, including total guarantees issued by Terex Cranes Germany GmbH, part of the Cranes segment, of $34.7 million and $45.8 million, respectively; and Genie Holdings, Inc. and its affiliates (“Genie”), part of the AWP segment, of $6.1 million and $9.7 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  The maximum exposure for residual value guarantees issued by the Company totaled $2.7 million and $5.7 million as of December 31, 2013 and 2012, respectively.  The Company is generally able to mitigate some of the risk associated with these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of December 31, 2013 and 2012, the Company’s maximum exposure pursuant to buyback guarantees was $46.7 million and $73.8 million, respectively, including total guarantees issued by Genie of $6.0 million and $25.3 million, respectively. Included in the December 31, 2013 and 2012 amounts are guarantees issued by entities in the MHPS segment of $35.1 million and $43.6 million. The Company is generally able to mitigate some of the risk of these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

See Note A – “Basis of Presentation – Revenue Recognition,” for a discussion of revenue recognition on arrangements with buyback guarantees.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheet of approximately $4 million and $6 million as of December 31, 2013 and 2012, respectively, for the estimated fair value of all guarantees provided.

There can be no assurance that the Company’s historical experience in used equipment markets will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

NOTE R – CONSOLIDATING FINANCIAL STATEMENTS

During 2009 the Company sold and issued the 4% Convertible Notes and during 2012 sold and issued the 6% Notes and the 6-1/2% Notes (collectively the “Notes”) (see Note M – “Long-Term Obligations”). The Notes are jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): A.S.V., Inc., CMI Terex Corporation, Fantuzzi Noell USA, Inc., Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., GFS National, Inc., Loegering Mfg. Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Schaeff Incorporated, Schaeff of North America, Inc., Terex Advance Mixer, Inc., Terex Aerials, Inc., Terex Financial Services, Inc., Terex South Dakota, Inc., Terex USA, LLC, Terex Utilities, Inc. and Terex Washington, Inc.  Wholly-owned Guarantors are 100% owned by the Company. All of the guarantees are full and unconditional.  The guarantees of the Wholly-owned Guarantors are subject to release in limited circumstances only upon the occurrence of certain customary conditions. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the Notes.

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2013
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$173.2	$3,156.1	$4,814.2	$(1,059.5)	$7,084.0
Cost of goods sold	(162.3)	(2,542.4)	(3,999.3)	1,059.5	(5,644.5)
Gross profit	10.9	613.7	814.9	—	1,439.5
Selling, general and administrative expenses	(23.9)	(234.1)	(762.4)	—	(1,020.4)
Income (loss) from operations	(13.0)	379.6	52.5	—	419.1
Interest income	272.4	337.8	11.9	(615.4)	6.7
Interest expense	(431.6)	(151.1)	(158.8)	615.4	(126.1)
Income (loss) from subsidiaries	392.6	35.0	(0.6)	(427.0)	—
Loss on early extinguishment of debt	—	—	(5.2)	—	(5.2)
Other income (expense) – net	(57.4)	3.6	50.6	—	(3.2)
Income (loss) from continuing operations before income taxes	163.0	604.9	(49.6)	(427.0)	291.3
(Provision for) benefit from income taxes	50.6	(125.6)	(12.4)	—	(87.4)
Income (loss) from continuing operations	213.6	479.3	(62.0)	(427.0)	203.9
Income from discontinued operations – net of tax	12.8	—	1.6	—	14.4
Gain (loss) on disposition of discontinued operations – net of tax	(0.4)	—	3.0	—	2.6
Net income (loss)	226.0	479.3	(57.4)	(427.0)	220.9
Net loss attributable to noncontrolling interest	—	—	5.1	—	5.1
Net income (loss) attributable to Terex Corporation	$226.0	$479.3	$(52.3)	$(427.0)	$226.0

Comprehensive income (loss), net of tax	$233.6	$484.3	$(95.7)	$(393.3)	$228.9
Comprehensive loss (income) attributable to noncontrolling interest	—	—	4.7	—	4.7
Comprehensive income (loss) attributable to Terex Corporation	$233.6	$484.3	$(91.0)	$(393.3)	$233.6

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2012
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$195.8	$2,656.1	$4,992.8	$(862.5)	$6,982.2
Cost of goods sold	(177.3)	(2,226.5)	(4,040.8)	862.5	(5,582.1)
Gross profit	18.5	429.6	952.0	—	1,400.1
Selling, general and administrative expenses	(31.9)	(208.2)	(793.2)	—	(1,033.3)
Income (loss) from operations	(13.4)	221.4	158.8	—	366.8
Interest income	225.5	258.2	10.6	(485.5)	8.8
Interest expense	(364.3)	(109.3)	(176.5)	485.5	(164.6)
Income (loss) from subsidiaries	310.3	(4.1)	(0.6)	(305.6)	—
Loss on early extinguishment of debt	(79.6)	—	(3.4)	—	(83.0)
Other income (expense) – net	(33.1)	32.4	(1.0)	—	(1.7)
Income (loss) from continuing operations before income taxes	45.4	398.6	(12.1)	(305.6)	126.3
(Provision for) benefit from income taxes	50.2	(76.3)	(25.4)	—	(51.5)
Income (loss) from continuing operations	95.6	322.3	(37.5)	(305.6)	74.8
Income (loss) from discontinued operations – net of tax	12.1	—	16.3	—	28.4
Gain (loss) on disposition of discontinued operations – net of tax	(1.9)	—	2.3	—	0.4
Net income (loss)	105.8	322.3	(18.9)	(305.6)	103.6
Net loss attributable to noncontrolling interest	—	—	2.2	—	2.2
Net income (loss) attributable to Terex Corporation	$105.8	$322.3	$(16.7)	$(305.6)	$105.8

Comprehensive income (loss), net of tax	107.2	323.3	(69.0)	(256.0)	105.5
Comprehensive loss (income) attributable to noncontrolling interest	—	—	1.7	—	1.7
Comprehensive income (loss) attributable to Terex Corporation	$107.2	$323.3	$(67.3)	$(256.0)	$107.2

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2011
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$301.0	$2,340.8	$4,390.5	$(874.3)	$6,158.0
Cost of goods sold	(276.1)	(2,044.1)	(3,788.6)	874.3	(5,234.5)
Gross profit	24.9	296.7	601.9	—	923.5
Selling, general and administrative expenses	(26.9)	(226.3)	(610.4)	—	(863.6)
Income (loss) from operations	(2.0)	70.4	(8.5)	—	59.9
Interest income	161.1	201.1	15.1	(363.0)	14.3
Interest expense	(302.1)	(74.4)	(121.4)	363.0	(134.9)
Income (loss) from subsidiaries	71.1	(7.7)	(0.8)	(62.6)	—
Loss on early extinguishment of debt	(7.7)	—	—	—	(7.7)
Other income (expense) – net	93.2	(11.2)	52.0	—	134.0
Income (loss) from continuing operations before income taxes	13.6	178.2	(63.6)	(62.6)	65.6
(Provision for) benefit from income taxes	20.7	(66.9)	0.8	—	(45.4)
Income (loss) from continuing operations	34.3	111.3	(62.8)	(62.6)	20.2
Income (loss) from discontinued operations – net of tax	13.2	—	6.5	—	19.7
Gain (loss) on disposition of discontinued operations – net of tax	(2.3)	—	3.1	—	0.8
Net income (loss)	45.2	111.3	(53.2)	(62.6)	40.7
Net income attributable to noncontrolling interest	—	—	4.5	—	4.5
Net income (loss) attributable to Terex Corporation	$45.2	$111.3	$(48.7)	$(62.6)	$45.2

Comprehensive income (loss), net of tax	$(180.7)	$140.7	$(113.1)	$(33.0)	$(186.1)
Comprehensive loss (income) attributable to noncontrolling interest	—	—	5.4	—	5.4
Comprehensive income (loss) attributable to Terex Corporation	$(180.7)	$140.7	$(107.7)	$(33.0)	$(180.7)

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2013
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$16.3	$3.9	$387.9	$—	$408.1
Trade receivables – net	34.9	328.2	813.7	—	1,176.8
Intercompany receivables	52.8	121.8	124.0	(298.6)	—
Inventories	28.6	392.6	1,192.0	—	1,613.2
Other current assets	90.4	40.7	180.9	—	312.0
Current assets – discontinued operations	21.3	—	108.0	—	129.3
Total current assets	244.3	887.2	2,806.5	(298.6)	3,639.4
Property, plant and equipment – net	72.5	118.6	598.3	—	789.4
Goodwill	—	170.1	1,075.5	—	1,245.6
Non-current intercompany receivables	1,586.4	2,157.8	42.0	(3,786.2)	—
Investment in and advances to (from) subsidiaries	3,874.9	191.7	162.3	(4,138.9)	90.0
Other assets	36.7	178.2	541.8	—	756.7
Non-current assets – discontinued operations	1.2	—	14.4	—	15.6
Total assets	$5,816.0	$3,703.6	$5,240.8	$(8,223.7)	$6,536.7

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$3.7	$0.7	$82.4	$—	$86.8
Trade accounts payable	14.0	221.7	453.4	—	689.1
Intercompany payables	46.9	97.2	154.5	(298.6)	—
Accruals and other current liabilities	68.1	130.9	703.7	—	902.7
Current liabilities – discontinued operations	3.9	—	42.2	—	46.1
Total current liabilities	136.6	450.5	1,436.2	(298.6)	1,724.7
Long-term debt, less current portion	1,271.0	4.8	614.1	—	1,889.9
Non-current intercompany payables	2,143.2	41.8	1,601.2	(3,786.2)	—
Other non-current liabilities	75.1	27.1	545.5	—	647.7
Non-current liabilities – discontinued operations	—	—	5.7	—	5.7
Redeemable noncontrolling interest	—	—	53.9	—	53.9
Total stockholders’ equity	2,190.1	3,179.4	984.2	(4,138.9)	2,214.8
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$5,816.0	$3,703.6	$5,240.8	$(8,223.7)	$6,536.7

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2012
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$39.6	$0.4	$638.0	$—	$678.0
Trade receivables – net	25.8	214.0	786.8	—	1,026.6
Intercompany receivables	95.2	142.5	68.4	(306.1)	—
Inventories	28.5	387.6	1,216.1	—	1,632.2
Other current assets	102.1	37.2	180.3	—	319.6
Current assets – discontinued operations	28.0	—	113.0	—	141.0
Total current assets	319.2	781.7	3,002.6	(306.1)	3,797.4
Property, plant and equipment – net	69.7	110.8	626.3	—	806.8
Goodwill	—	149.6	1,095.7	—	1,245.3
Non-current intercompany receivables	1,294.8	1,562.5	39.6	(2,896.9)	—
Investment in and advances to (from) subsidiaries	3,294.0	157.3	66.1	(3,430.9)	86.5
Other assets	54.3	178.8	565.6	—	798.7
Non-current assets – discontinued operations	—	—	11.5	—	11.5
Total assets	$5,032.0	$2,940.7	$5,407.4	$(6,633.9)	$6,746.2
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$4.6	$0.1	$79.1	$—	$83.8
Trade accounts payable	10.7	157.2	432.3	—	600.2
Intercompany payables	15.7	61.0	229.4	(306.1)	—
Accruals and other current liabilities	97.1	125.9	754.5	—	977.5
Current liabilities – discontinued operations	3.5	—	43.8	—	47.3
Total current liabilities	131.6	344.2	1,539.1	(306.1)	1,708.8
Long-term debt, less current portion	1,254.6	1.7	758.6	—	2,014.9
Non-current intercompany payables	1,516.8	41.8	1,338.3	(2,896.9)	—
Other non-current liabilities	121.3	33.3	584.1	—	738.7
Non-current liabilities – discontinued operations	—	—	5.6	—	5.6
Redeemable non-controlling interest	—	—	246.9	—	246.9
Total stockholders’ equity	2,007.7	2,519.7	934.8	(3,430.9)	2,031.3
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$5,032.0	$2,940.7	$5,407.4	$(6,633.9)	$6,746.2

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2013
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(244.1)	$599.9	$7.7	$(175.0)	$188.5
Cash flows from investing activities
Capital expenditures	(9.4)	(24.5)	(48.9)	—	(82.8)
Proceeds from sale of assets	4.4	35.1	6.6	—	46.1
Intercompany investing activities (1)	253.1	(18.7)	(0.6)	(233.8)	—
Other investing activities, net	(2.8)	—	2.1	—	(0.7)
Net cash provided by (used in) investing activities	245.3	(8.1)	(40.8)	(233.8)	(37.4)
Cash flows from financing activities
Repayments of debt	(54.0)	(0.1)	(517.7)	—	(571.8)
Proceeds from issuance of debt	61.8	3.8	359.6	—	425.2
Purchase of noncontrolling interest	—	—	(228.1)	—	(228.1)
Distributions to noncontrolling interest	—	—	(18.5)	—	(18.5)
Intercompany financing activities (1)	—	(592.0)	183.2	408.8	—
Share repurchases	(31.4)	—	—	—	(31.4)
Dividends paid	(5.5)	—	—	—	(5.5)
Other financing activities, net	4.6	—	5.4	—	10.0
Net cash provided by (used in) financing activities	(24.5)	(588.3)	(216.1)	408.8	(420.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.9)	—	(0.9)
Net increase (decrease) in cash and cash equivalents	(23.3)	3.5	(250.1)	—	(269.9)
Cash and cash equivalents, beginning of period	39.6	0.4	638.0	—	678.0
Cash and cash equivalents, end of period	$16.3	$3.9	$387.9	$—	$408.1

(1)	Intercompany investing and financing activities include cash pooling activity between Terex Corporation and Wholly-Owned Guarantors.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2012
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(15.5)	$136.5	$171.3	$—	$292.3
Cash flows from investing activities
Capital expenditures	(7.1)	(17.1)	(58.3)	—	(82.5)
Acquisition of business, net of cash acquired	—	—	(3.4)	—	(3.4)
Other investments	(4.5)	—	(19.6)	—	(24.1)
Proceeds from sale of assets	0.6	6.1	27.9	—	34.6
Intercompany investing activities	(89.6)	(127.3)	134.0	82.9	—
Other investing activities, net	—	—	(0.9)	—	(0.9)
Net cash provided by (used in) investing activities	(100.6)	(138.3)	79.7	82.9	(76.3)
Cash flows from financing activities
Repayments of debt	(1,260.4)	(0.1)	(272.5)	—	(1,533.0)
Proceeds from issuance of debt	1,175.0	—	59.3	—	1,234.3
Purchase of noncontrolling interest	—	—	(3.5)	—	(3.5)
Distributions to noncontrolling interest	—	—	(4.9)	—	(4.9)
Intercompany financing activities	(6.0)	—	88.9	(82.9)	—
Other financing activities, net	(16.9)	—	0.7	—	(16.2)
Net cash provided by (used in) financing activities	(108.3)	(0.1)	(132.0)	(82.9)	(323.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	11.2	—	11.2
Net increase (decrease) in cash and cash equivalents	(224.4)	(1.9)	130.2	—	(96.1)
Cash and cash equivalents, beginning of period	264.0	2.3	507.8	—	774.1
Cash and cash equivalents, end of period	$39.6	$0.4	$638.0	$—	$678.0

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2011
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(7.1)	$17.0	$12.8	$—	$22.7
Cash flows from investing activities
Capital expenditures	(10.4)	(22.5)	(46.2)	—	(79.1)
Acquisition of business net of cash acquired	—	(2.0)	(1,033.2)	—	(1,035.2)
Other investments	(16.1)	—	—	—	(16.1)
Proceeds from sale of assets	531.8	0.1	7.7	—	539.6
Intercompany investing activities	(526.1)	12.6	(47.6)	561.1	—
Other investing activities, net	—	—	(1.7)	—	(1.7)
Net cash provided by (used in) investing activities	(20.8)	(11.8)	(1,121.0)	561.1	(592.5)
Cash flows from financing activities
Repayments of debt	(302.4)	(0.5)	(144.9)	—	(447.8)
Proceeds from issuance of debt	455.5	1.9	469.3	—	926.7
Purchase of noncontrolling interest	—	(6.3)	—	—	(6.3)
Intercompany financing activities	(2.5)	—	563.6	(561.1)	—
Other financing activities, net	(22.9)	—	0.9	—	(22.0)
Net cash provided by (used in) financing activities	127.7	(4.9)	888.9	(561.1)	450.6
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.9)	—	(0.9)
Net increase (decrease) in cash and cash equivalents	99.8	0.3	(220.2)	—	(120.1)
Cash and cash equivalents, beginning of period	164.2	2.0	728.0	—	894.2
Cash and cash equivalents, end of period	$264.0	$2.3	$507.8	$—	$774.1

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Amounts in millions)

		Additions
	Balance Beginning of Year	Charges to Earnings	Other (1)	Deductions (2)	Balance End of Year
Year ended December 31, 2013
Deducted from asset accounts:
Allowance for doubtful accounts	$38.5	$7.1	$5.6	$(3.6)	$47.6
Reserve for inventory	131.9	37.6	(0.3)	(36.7)	132.5
Valuation allowances for deferred tax assets	172.2	5.8	3.8	—	181.8
Totals	$342.6	$50.5	$9.1	$(40.3)	$361.9
Year ended December 31, 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$42.2	$5.6	$(6.2)	$(3.1)	$38.5
Reserve for inventory	117.2	35.6	13.8	(34.7)	131.9
Valuation allowances for deferred tax assets	183.3	14.2	(25.3)	—	172.2
Totals	$342.7	$55.4	$(17.7)	$(37.8)	$342.6
Year ended December 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$45.9	$13.4	$(8.2)	$(8.9)	$42.2
Reserve for inventory	102.9	52.4	(1.7)	(36.4)	117.2
Valuation allowances for deferred tax assets	157.6	18.1	7.6	—	183.3
Totals	$306.4	$83.9	$(2.3)	$(45.3)	$342.7

(1)	Primarily represents the impact of foreign currency exchange, purchase accounting adjustments for deferred tax assets and business divestitures.

(2)	Primarily represents the utilization of established reserves, net of recoveries.