Form 10-Q
period 2014-03-31
TEREX CORP
filed 2014-05-01
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

F O R M   10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of outstanding shares of common stock:  110.3 million as of April 23, 2014.

The Exhibit Index begins on page 49.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of March 31, 2014 unless specifically noted otherwise, and includes financial information with respect to the subsidiaries of the Company listed below (all of which are 100%-owned) which were guarantors on March 31, 2014 (the “Guarantors”) of the Company’s 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”), its 6% Senior Notes Due 2021 (the “6% Notes”) and its 6-1/2% Senior Notes Due 2020 (the “6-1/2% Notes”).  See Note O – “Consolidating Financial Statements” to the Company’s March 31, 2014 Condensed Consolidated Financial Statements included in this Quarterly Report. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2014	2013
Net sales	$1,654.6	$1,653.7
Cost of goods sold	(1,321.2)	(1,332.5)
Gross profit	333.4	321.2
Selling, general and administrative expenses	(258.4)	(255.6)
Income (loss) from operations	75.0	65.6
Other income (expense)
Interest income	1.3	1.7
Interest expense	(30.4)	(33.4)
Other income (expense) – net	(2.9)	(1.6)
Income (loss) from continuing operations before income taxes	43.0	32.3
(Provision for) benefit from income taxes	(11.5)	(14.6)
Income (loss) from continuing operations	31.5	17.7
Income (loss) from discontinued operations – net of tax	0.9	1.6
Gain (loss) on disposition of discontinued operations – net of tax	1.5	3.0
Net income (loss)	33.9	22.3
Net loss (income) attributable to noncontrolling interest	1.1	1.6
Net income (loss) attributable to Terex Corporation	$35.0	$23.9
Amounts attributable to Terex Corporation common stockholders:
Income (loss) from continuing operations	$32.6	$19.3
Income (loss) from discontinued operations – net of tax	0.9	1.6
Gain (loss) on disposition of discontinued operations – net of tax	1.5	3.0
Net income (loss) attributable to Terex Corporation	$35.0	$23.9
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.30	$0.18
Income (loss) from discontinued operations – net of tax	0.01	0.01
Gain (loss) on disposition of discontinued operations – net of tax	0.01	0.03
Net income (loss) attributable to Terex Corporation	$0.32	$0.22
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.28	$0.17
Income (loss) from discontinued operations – net of tax	0.01	0.01
Gain (loss) on disposition of discontinued operations – net of tax	0.01	0.03
Net income (loss) attributable to Terex Corporation	$0.30	$0.21
Weighted average number of shares outstanding in per share calculation
Basic	110.8	110.8
Diluted	117.3	116.1
Comprehensive income (loss)	$50.2	$(56.6)
Comprehensive loss (income) attributable to noncontrolling interest	1.3	1.6
Comprehensive income (loss) attributable to Terex Corporation	$51.5	$(55.0)

Dividends declared per common share	$0.05	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$390.5	$408.1
Trade receivables (net of allowance of $46.1 and $47.6 at March 31, 2014 and December 31, 2013, respectively)	1,141.4	1,176.8
Inventories	1,788.2	1,613.2
Other current assets	312.6	312.0
Current assets – discontinued operations	110.9	129.3
Total current assets	3,743.6	3,639.4
Non-current assets
Property, plant and equipment – net	784.4	789.4
Goodwill	1,265.7	1,245.6
Intangible assets – net	440.2	444.8
Other assets	426.2	401.9
Non-current assets – discontinued operations	17.3	15.6
Total assets	$6,677.4	$6,536.7

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$71.9	$86.8
Trade accounts payable	753.5	689.1
Accrued compensation and benefits	238.4	234.3
Accrued warranties and product liability	93.5	96.2
Customer advances	347.5	302.1
Other current liabilities	296.9	270.1
Current liabilities – discontinued operations	36.9	46.1
Total current liabilities	1,838.6	1,724.7
Non-current liabilities
Long-term debt, less current portion	1,984.0	1,889.9
Retirement plans	387.8	388.2
Other non-current liabilities	246.9	259.5
Non-current liabilities – discontinued operations	5.6	5.7
Total liabilities	4,462.9	4,268.0
Commitments and contingencies
Redeemable noncontrolling interest	—	53.9
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 124.5 and 123.7 shares at March 31, 2014 and December 31, 2013, respectively	1.2	1.2
Additional paid-in capital	1,227.1	1,247.5
Retained earnings	1,717.6	1,688.1
Accumulated other comprehensive income (loss)	(100.2)	(116.5)
Less cost of shares of common stock in treasury – 14.6 and 13.8 shares at March 31, 2014 and December 31, 2013, respectively	(662.5)	(630.2)
Total Terex Corporation stockholders’ equity	2,183.2	2,190.1
Noncontrolling interest	31.3	24.7
Total stockholders’ equity	2,214.5	2,214.8
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$6,677.4	$6,536.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$33.9	$22.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	39.1	38.4
Deferred taxes	(5.9)	(10.4)
Stock-based compensation expense	11.1	9.1
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	61.2	(81.1)
Inventories	(195.5)	(44.6)
Trade accounts payable	54.8	97.8
Customer advances	46.2	45.4
Other assets and liabilities	(25.7)	(15.3)
Other operating activities, net	6.0	(2.8)
Net cash provided by (used in) operating activities	25.2	58.8
Investing Activities
Capital expenditures	(19.0)	(22.5)
Acquisitions of businesses, net of cash acquired	(7.4)	—
Proceeds from sale of assets	0.5	33.0
Other investing activities, net	—	(2.8)
Net cash (used in) provided by investing activities	(25.9)	7.7
Financing Activities
Repayments of debt	(196.6)	(24.5)
Proceeds from issuance of debt	272.6	15.3
Purchase of noncontrolling interest	(71.3)	(0.1)
Share repurchases	(24.0)	(0.3)
Dividends paid	(5.5)	—
Other financing activities, net	7.4	9.7
Net cash provided by (used in) financing activities	(17.4)	0.1
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.5	(14.9)
Net Increase (Decrease) in Cash and Cash Equivalents	(17.6)	51.7
Cash and Cash Equivalents at Beginning of Period	408.1	678.0
Cash and Cash Equivalents at End of Period	$390.5	$729.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)
NOTE A – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2013 has been derived from and should be read in conjunction with the audited Consolidated Balance Sheet as of that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014.

Cash and cash equivalents at March 31, 2014 and December 31, 2013 include $14.9 million and $14.5 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

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

Recent Accounting Pronouncements.  In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (“ASU 2013-05”). The objective of ASU 2013-05 is to clarify the applicable guidance for the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective for annual and interim reporting periods beginning after December 15, 2013. Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results. The future effects of ASU 2013-05 will depend on whether the Company derecognizes any foreign subsidiaries or groups of assets within a foreign entity.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”), an amendment to Accounting Standards Codification (“ASC”) 740, “Income Taxes.” ASU 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”). Under ASU 2014-08, only disposals representing a strategic shift in operations that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. However, ASU 2014-08 should not be applied to a component that is classified as held for sale before the effective date even if the component is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The effects of ASU 2014-08 will depend on any future disposals by the Company.
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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Three Months Ended
March 31, 2014
Balance at beginning of period	$106.1
Accruals for warranties issued during the period	18.5
Changes in estimates	0.4
Settlements during the period	(21.6)
Foreign exchange effect/other	0.1
Balance at end of period	$103.5

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

The AWP segment designs, manufactures, markets and services aerial work platform equipment, telehandlers and light towers as well as their related replacement parts and components. Customers use these products to construct and maintain industrial, commercial and residential buildings and facilities and for other commercial operations, as well as in a wide range of infrastructure projects.

The Construction segment designs, manufactures and markets compact construction and specialty equipment, as well as their related replacement parts and components. Customers use these products in construction and infrastructure projects, in building roads, bridges, homes, industrial sites and for material handling applications.

In 2013, the Company divested its roadbuilding operations, formerly a part of the Construction segment, in Brazil and Oklahoma City. On December 9, 2013, the Company signed an agreement to sell its truck business, which was consolidated in the Construction segment, to Volvo Construction Equipment. The truck business manufactures and sells off-highway rigid and articulated haul trucks. Included in the transaction is the manufacturing facility in Motherwell, Scotland. The sale, which is subject to government regulatory approvals and other customary closing conditions, is targeted to close in the first half of 2014. As a result of this agreement, the reporting of the truck business has been included in discontinued operations for all periods presented.

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

The MP segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders, biomass and hand-fed chippers and their related replacement parts and components. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries.

The Company assists customers in their rental, leasing and acquisition of its products through Terex Financial Services (“TFS”). TFS uses its equipment financing experience to provide financing solutions to customers who purchase the Company’s equipment.

Business segment information is presented below (in millions):

	Three Months Ended March 31,
	2014	2013
Net Sales
AWP	$584.9	$509.1
Construction	195.7	210.4
Cranes	393.6	470.9
MHPS	368.2	339.2
MP	150.0	154.3
Corporate and Other / Eliminations	(37.8)	(30.2)
Total	$1,654.6	$1,653.7
Income (loss) from Operations
AWP	$82.2	$72.4
Construction	(5.0)	(14.5)
Cranes	(0.2)	32.5
MHPS	(6.3)	(29.1)
MP	10.9	11.7
Corporate and Other / Eliminations	(6.6)	(7.4)
Total	$75.0	$65.6

	March 31, 2014	December 31, 2013
Identifiable Assets
AWP	$1,386.6	$937.2
Construction	1,161.6	1,012.5
Cranes	2,080.7	2,040.3
MHPS	3,088.5	2,989.5
MP	1,085.6	945.6
Corporate and Other / Eliminations	(2,253.8)	(1,533.3)
Discontinued operations	128.2	144.9
Total	$6,677.4	$6,536.7

NOTE C – INCOME TAXES

During the three months ended March 31, 2014, the Company recognized income tax expense of $11.5 million on income of $43.0 million, an effective tax rate of 26.7% as compared to income tax expense of $14.6 million on income of $32.3 million, an effective tax rate of 45.2%, for three months ended March 31, 2013.  The lower effective tax rate for the three months ended March 31, 2014 was primarily due to the reduced impact of losses not benefited and greater benefit from release of uncertain tax position reserves when compared to the three months ended March 31, 2013.

NOTE D – DISCONTINUED OPERATIONS

In 2010, the Company sold all of its Atlas heavy construction equipment and knuckle-boom cranes businesses (collectively, “Atlas”).

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

Due to the divestiture of these businesses, reporting of these businesses has been included in discontinued operations for all periods presented. Cash flows from the Company’s discontinued operations are included in the Condensed Consolidated Statement of Cash Flows.

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (in millions):

	Three Months Ended
	March 31,
	2014	2013
Net sales	$45.4	$69.4
Income (loss) from discontinued operations before income taxes	$0.9	$2.2
(Provision for) benefit from income taxes	—	(0.6)
Income (loss) from discontinued operations – net of tax	$0.9	$1.6

Gain (loss) on disposition of discontinued operations	$1.8	$3.5
(Provision for) benefit from income taxes	(0.3)	(0.5)
Gain (loss) on disposition of discontinued operations – net of tax	$1.5	$3.0

During the three months ended March 31, 2014 and 2013, the Company recorded a gain of $1.5 million and $3.0 million, respectively, related to the sale of its Atlas business based on contractually obligated earnings based payments from the purchaser.

The following table provides the amounts of assets and liabilities reported in discontinued operations in the Condensed Consolidated Balance Sheet (in millions) related to the truck business:

	March 31, 2014	December 31, 2013
Trade receivables, net	$31.4	$49.7
Inventories	75.7	73.6
Other current assets	3.8	6.0
Current assets – discontinued operations	$110.9	$129.3

Property, plant and equipment - net	$10.2	$9.5
Other assets	7.1	6.1
Non-current assets – discontinued operations	17.3	15.6

Trade accounts payable	$27.3	$35.9
Other current liabilities	9.6	10.2
Current liabilities – discontinued operations	$36.9	$46.1

Non-current liabilities – discontinued operations	$5.6	$5.7

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended March 31,
	2014	2013
Income (loss) from continuing operations attributable to Terex Corporation common stockholders	$32.6	$19.3
Income (loss) from discontinued operations–net of tax	0.9	1.6
Gain (loss) on disposition of discontinued operations–net of tax	1.5	3.0
Net income (loss) attributable to Terex Corporation	$35.0	$23.9
Basic shares:
Weighted average shares outstanding	110.8	110.8
Earnings per share – basic:
Income (loss) from continuing operations	$0.30	$0.18
Income (loss) from discontinued operations–net of tax	0.01	0.01
Gain (loss) on disposition of discontinued operations–net of tax	0.01	0.03
Net income (loss) attributable to Terex Corporation	$0.32	$0.22
Diluted shares:
Weighted average shares outstanding	110.8	110.8
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	6.5	5.3
Diluted weighted average shares outstanding	117.3	116.1
Earnings per share – diluted:
Income (loss) from continuing operations	$0.28	$0.17
Income (loss) from discontinued operations–net of tax	0.01	0.01
Gain (loss) on disposition of discontinued operations–net of tax	0.01	0.03
Net income (loss) attributable to Terex Corporation	$0.30	$0.21

The following table provides information to reconcile amounts reported on the Condensed Consolidated Statement of Comprehensive Income to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions):
Reconciliation of Amounts Attributable to Common Stockholders

	Three Months Ended March 31,
	2014	2013
Income (loss) from continuing operations	$31.5	$17.7
Noncontrolling interest (income) loss attributed to continuing operations	1.1	1.6
Income (loss) from continuing operations attributable to common stockholders	$32.6	$19.3

Weighted average options to purchase 0.1 million and 0.2 million of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during the three months ended March 31, 2014 and 2013, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 0.3 million shares were outstanding during the three months ended March 31, 2014 and 2013, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance. ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

The 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”) described in Note K – “Long-Term Obligations” are dilutive to the extent the volume-weighted average price of the Common Stock for the period evaluated was greater than $16.25 per share and earnings from continuing operations were positive. The volume-weighted average price of the Common Stock was greater than $16.25 per share for the three months ended March 31, 2014 and 2013. The number of shares that were contingently issuable for the 4% Convertible Notes during the three months ended March 31, 2014 and 2013 was 5.0 million and 4.1 million, respectively. See Note K – “Long-Term Obligations.”

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2014	December 31, 2013
Finished equipment	$513.5	$450.0
Replacement parts	176.9	168.4
Work-in-process	616.9	527.3
Raw materials and supplies	480.9	467.5
Inventories	$1,788.2	$1,613.2

Reserves for lower of cost or market value, excess and obsolete inventory were $140.4 million and $132.5 million at March 31, 2014 and December 31, 2013, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	March 31, 2014	December 31, 2013
Property	$121.8	$121.2
Plant	413.9	412.5
Equipment	729.5	720.1
Property, plant and equipment – gross	1,265.2	1,253.8
Less: Accumulated depreciation	(480.8)	(464.4)
Property, plant and equipment – net	$784.4	$789.4

NOTE H – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	Construction	Cranes	MHPS	MP	Total
Balance at December 31, 2013, gross	$140.6	$274.4	$235.9	$727.5	$207.6	$1,586.0
Accumulated impairment	(38.6)	(274.4)	(4.2)	—	(23.2)	(340.4)
Balance at December 31, 2013, net	102.0	—	231.7	727.5	184.4	1,245.6
Acquisitions	—	—	—	12.0	—	12.0
Foreign exchange effect and other	0.1	—	0.5	6.5	1.0	8.1
Balance at March 31, 2014, gross	140.7	274.4	236.4	746.0	208.6	1,606.1
Accumulated impairment	(38.6)	(274.4)	(4.2)	—	(23.2)	(340.4)
Balance at March 31, 2014, net	$102.1	$—	$232.2	$746.0	$185.4	$1,265.7

Intangible assets, net were comprised of the following as of March 31, 2014 and December 31, 2013 (in millions):

		March 31, 2014			December 31, 2013
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	8	$93.4	$51.3	$42.1	$91.6	$48.7	$42.9
Customer Relationships	15	357.9	110.2	247.7	354.7	105.2	249.5
Land Use Rights	57	18.1	1.5	16.6	18.4	1.5	16.9
Other	7	50.6	40.7	9.9	52.2	40.4	11.8
Total definite-lived intangible assets		$520.0	$203.7	$316.3	$516.9	$195.8	$321.1

Indefinite-lived intangible assets:
Tradenames		$123.9			$123.7
Total indefinite-lived intangible assets		$123.9			$123.7

	Three Months Ended March 31,
(in millions)	2014	2013
Aggregate Amortization Expense	$9.7	10.6

Estimated aggregate intangible asset amortization expense (in millions) for the next five years is as follows:

2014	$37.6
2015	$36.5
2016	$34.5
2017	$29.9
2018	$23.5

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

The Company is party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At March 31, 2014, the Company had $510.2 million notional amount of currency exchange forward contracts outstanding, most of which mature on or before March 31, 2015.  The fair market value of these contracts at March 31, 2014 was a net gain of $0.6 million.  At March 31, 2014, $465.9 million notional amount ($0.5 million of fair value gains) of these forward contracts have been designated as, and are effective as, cash flow hedges of forecasted and specifically identified transactions.  During 2014 and 2013, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

The Company records foreign exchange contracts at fair value on a recurring basis.  There were no interest rate swaps recorded as of March 31, 2014 and December 31, 2013. The foreign exchange contracts designated as hedging instruments are categorized under Level 1 of the ASC 820 hierarchy and are recorded at March 31, 2014 and December 31, 2013 as a net asset of $0.6 million and $3.8 million, respectively.  See Note A – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. The fair values of these foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date. The fair values of these contracts are based on the contract rate specified at the anticipated contracts’ settlement date and quoted forward foreign exchange prices at the reporting date.

The Company uses forward foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions. Certain of these contracts have not been designated as hedging instruments. The foreign exchange contracts are accounted for as financial assets or financial liabilities and measured at fair value at the balance sheet date and are categorized under Level 1 of the ASC 820 hierarchy. The fair values of these foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date. Changes in the fair value of derivative financial instruments are recognized as gains or losses in Cost of goods sold or Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income.

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	March 31, 2014	December 31, 2013
Foreign exchange contracts	Other current assets	$5.3	$10.0
Liability Derivatives
Foreign exchange contracts	Other current liabilities	4.7	6.2
Total Derivatives		$0.6	$3.8

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	March 31, 2014	December 31, 2013
Foreign exchange contracts	Other current assets	$1.2	$4.1
Liability Derivatives
Foreign exchange contracts	Other current liabilities	0.5	0.8
Total Derivatives		$0.7	$3.3

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income and AOCI (in millions):

Gain (Loss) Recognized in AOCI on Derivatives:	Three Months Ended March 31,
Cash Flow Derivatives	2014	2013
Foreign exchange contracts	$(2.7)	$(2.3)
(Loss) Gain Reclassified from AOCI into Income (Effective):	Three Months Ended March 31,
Account	2014	2013
Cost of goods sold	$1.5	$(0.8)
Other income (expense) – net	2.2	—
Total	$3.7	$(0.8)
Gain (Loss) Recognized in Income on Derivatives (Ineffective):	Three Months Ended March 31,
Account	2014	2013
Other income (expense) – net	$(2.1)	$1.3

The following table provides the effect of derivative instruments that are not designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (in millions):

Gain (Loss) Recognized in Income on Derivatives not designated as hedges:	Three Months Ended March 31,
Account	2014	2013
Cost of goods sold	$—	$(0.5)
Other income (expense) – net	(1.7)	—
Total	$(1.7)	$(0.5)

Counterparties to the Company’s currency exchange forward contracts are major financial institutions with credit ratings of investment grade or better and no collateral is required.  There are no significant risk concentrations.  Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is unlikely and any losses would be immaterial.

Unrealized net gains (losses), net of tax, included in AOCI are as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$2.7	$(0.4)
Additional gains (losses) – net	(0.5)	(2.9)
Amounts reclassified to earnings	(2.2)	0.6
Balance at end of period	$—	$(2.7)

The estimated amount of existing losses for derivative contracts recorded in AOCI as of March 31, 2014 that are expected to be reclassified into earnings in the next twelve months is zero.

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

During the year ended December 31, 2012, the Company established a restructuring program in the Construction segment related to its compact construction operations in Germany to concentrate the segment on its core processes and competencies. This program resulted in the sale, closure or phase-out of several businesses in Germany. The program cost $11.7 million, resulted in the reduction of 250 team members and was completed in 2013 except for certain payments mandated by governmental agencies. During the fourth quarter of 2013, $2.6 million of restructuring reserves were reversed based on more team members staying with the sold business than originally anticipated.

During the fourth quarter of 2012, the Company established a restructuring program in the MHPS segment to realize cost synergies and to optimize the selling, general and administrative expense structure. This program resulted in the closing of a production site in Spain and outsourcing of the related future production. The program is expected to cost $3.0 million, result in the reduction of 26 team members and is expected to be completed in 2014.

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the three months ended March 31, 2014, the cumulative amount of expenses incurred since inception of the programs from 2012 through 2014 and the total amount expected to be incurred (in millions):

	Amount incurred during the three months ended March 31, 2014	Cumulative amount incurred through March 31, 2014	Total amount expected to be incurred
Construction	$—	$11.1	$11.1
MHPS	—	24.5	24.5
Total	$—	$35.6	$35.6

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the three months ended March 31, 2014, the cumulative amount of expenses incurred since inception and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred in the three months ended March 31, 2014	$—	$—	$—	$—
Cumulative amount incurred through March 31, 2014	$29.8	$0.3	$5.5	$35.6
Total amount expected to be incurred	$29.8	$0.3	$5.5	$35.6

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the three months ended March 31, 2014 (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Restructuring reserve at December 31, 2013	$25.4	$—	$—	$25.4
Restructuring charges	—	—	—	—
Cash expenditures	(2.5)	—	—	(2.5)
Restructuring reserve at March 31, 2014	$22.9	$—	$—	$22.9

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

As of March 31, 2014 and December 31, 2013, the Company had $494.5 million and $495.3 million in U.S. dollar and Euro denominated term loans outstanding under the 2011 Credit Agreement. The weighted average interest rate on the term loans at March 31, 2014 and December 31, 2013 was 3.66%. The Company had $211.2 million and $117.7 million in U.S. dollar and Euro denominated revolving credit amounts outstanding as of March 31, 2014 and December 31, 2013, respectively. The weighted average interest rate on the revolving credit amounts at March 31, 2014 and December 31, 2013 was 5.61% and 5.30%, respectively

The 2011 Credit Agreement incorporates facilities for issuance of letters of credit up to $300 million.  Letters of credit issued under the 2011 Credit Agreement letter of credit facility decrease availability under the $500 million revolving line of credit.  As of March 31, 2014 and December 31, 2013, the Company had letters of credit issued under the 2011 Credit Agreement that totaled $47.6 million and $54.2 million, respectively.  The 2011 Credit Agreement also permits the Company to have additional letter of credit facilities up to $200 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit. The Company had letters of credit issued under the additional letter of credit facilities of the 2011 Credit Agreement that totaled $8.5 million and $3.1 million as of March 31, 2014 and December 31, 2013, respectively.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2011 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $277.0 million and $283.1 million as of March 31, 2014 and December 31, 2013, respectively.

In total, as of March 31, 2014 and December 31, 2013, the Company had letters of credit outstanding of $333.1 million and $340.4 million, respectively.

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

The Company, as issuer of the 4% Convertible Notes, must separately account for the liability and equity components of the 4% Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods.  The Company allocated $54.3 million of the $172.5 million principal amount of the 4% Convertible Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through June 2015.  The Company recorded a related deferred tax liability of $19.4 million on the equity component. During 2012 the Company purchased approximately 25% of the outstanding 4% convertible notes. The balance of the 4% Convertible Notes was $118.7 million at March 31, 2014.  The Company recognized interest expense of $3.3 million on the 4% Convertible Notes for the three months ended March 31, 2014.  The interest expense recognized for the 4% Convertible Notes will increase as the discount is amortized using the effective interest method, which accretes the debt balance over its term to $128.8 million at maturity.  Interest expense on the 4% Convertible Notes throughout its term includes 4% annually of cash interest on the maturity balance of $128.8 million plus non-cash interest expense accreted to the debt balance as described.

The Company paid a dividend of $0.05 per share on March 19, 2014. Under the terms of the 4% Convertible Notes, this dividend changed the conversion ratio from 61.6206 at December 31, 2013 to 61.6909 shares of common stock.

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of March 31, 2014, as follows (in millions, except for quotes):

	Book Value	Quote	FV
6% Notes	$850.0	$1.06250	$903
4% Convertible Notes (net of discount)	$118.7	$2.74250	$326
6-1/2% Notes	$300.0	$1.08000	$324
2011 Credit Agreement Term Loan (net of discount) – USD	$339.7	$1.00260	$341
2011 Credit Agreement Term Loan (net of discount) – EUR	$154.8	$1.00750	$156

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

NOTE L – RETIREMENT PLANS AND OTHER BENEFITS

The Company maintains defined benefit plans in the United States, France, Germany, India, Switzerland and the United Kingdom for some of its subsidiaries including a nonqualified Supplemental Executive Retirement Plan (“SERP”) in the United States. In Austria and Italy there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination. The Company also has several programs that provide postemployment benefits, including health and life insurance benefits, to certain former salaried and hourly employees. Information regarding the Company’s plans, including the SERP, was as follows (in millions):

	Three Months Ended March 31,
	2014			2013
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$0.2	$1.4	$—	$0.3	$2.0	$—
Interest cost	1.8	5.0	0.1	1.7	4.0	0.1
Expected return on plan assets	(2.2)	(2.3)	—	(2.2)	(1.7)	—
Amortization of actuarial loss	0.7	0.8	—	1.1	1.3	—
Other costs	—	—	—	—	(0.1)	—
Net periodic cost	$0.5	$4.9	$0.1	$0.9	$5.5	$0.1

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

The Company’s outstanding letters of credit totaled $333.1 million at March 31, 2014.  The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

As of March 31, 2014 and December 31, 2013, the Company’s maximum exposure to such credit guarantees was $57.2 million and $53.6 million, respectively, including total guarantees issued by Terex Cranes Germany GmbH, part of the Cranes segment, of $37.9 million and $34.7 million, respectively; and Genie Holdings, Inc. and its affiliates (“Genie”), part of the AWP segment, of $5.6 million and $6.1 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  The maximum exposure for residual value guarantees issued by the Company totaled $2.0 million and $2.7 million as of March 31, 2014 and December 31, 2013, respectively.  The Company is generally able to mitigate some of the risk associated with these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of March 31, 2014 and December 31, 2013, the Company’s maximum exposure pursuant to buyback guarantees was $37.7 million and $46.7 million, respectively, including total guarantees issued by Genie of $5.4 million and $6.0 million as of March 31, 2014 and December 31, 2013, respectively. Included in the March 31, 2014 and December 31, 2013 amounts are guarantees issued by entities in the MHPS segment of $31.7 million and $35.1 million, respectively. The Company is generally able to mitigate some of the risk of these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $4 million as of March 31, 2014 and December 31, 2013 for the estimated fair value of all guarantees provided.

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

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$33.9	$22.3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment, net of (provision for) benefit from taxes of $0.5 and $(2.7), respectively	18.2	(78.2)
Derivative hedging adjustment, net of (provision for) benefit from taxes of $0.8 and $1.2, respectively	(2.7)	(2.3)
Debt and equity securities adjustment, net of (provision for) benefit from taxes of $0.0 and $0.6, respectively	—	(1.9)
Pension Liability adjustment:
Amortization of actuarial (gain) loss, net of provision for (benefit from) taxes of $(0.5) and $(0.7), respectively	1.0	1.8
Foreign exchange and other effects, net of (provision for) benefit from taxes of $0.0 and $(0.7), respectively	(0.2)	1.7
Total pension liability adjustment	0.8	3.5
Other comprehensive income (loss)	16.3	(78.9)
Comprehensive income (loss)	50.2	(56.6)
Comprehensive loss (income) attributable to noncontrolling interest	1.3	1.6
Comprehensive income (loss) attributable to Terex Corporation	$51.5	$(55.0)

Changes in Accumulated Other Comprehensive Income
The table below presents changes in AOCI by component for the three months ended March 31, 2014. All amounts are net of tax (in millions).

	Cumulative Translation Adjustments	Derivative Hedging Adjustments	Unrealized Gains and Losses on Debt and Equity Securities	Pension Liability Adjustments	Total
Beginning balance - January 1, 2014	$(7.9)	$2.7	$—	$(111.3)	$(116.5)
Other comprehensive income before reclassifications	18.2	(0.5)	—	(0.2)	17.5
Amounts reclassified from AOCI (1)	—	(2.2)	—	1.0	(1.2)
Net Other Comprehensive Income (Loss)	18.2	(2.7)	—	0.8	16.3
Ending balance - March 31, 2014	$10.3	$—	$—	$(110.5)	$(100.2)

The table below presents changes in AOCI by component for the three months ended March 31, 2013. All amounts are net of tax (in millions).

	Cumulative Translation Adjustments	Derivative Hedging Adjustments	Unrealized Gains and Losses on Debt and Equity Securities	Pension Liability Adjustments	Total
Beginning balance - January 1, 2013	$14.1	$(0.4)	$1.9	$(139.7)	$(124.1)
Other comprehensive income before reclassifications	(75.6)	(2.9)	—	1.7	(76.8)
Amounts reclassified from AOCI (1)	(2.6)	0.6	(1.9)	1.8	(2.1)
Net Other Comprehensive Income (Loss)	(78.2)	(2.3)	(1.9)	3.5	(78.9)
Ending balance - March 31, 2013	$(64.1)	$(2.7)	$—	$(136.2)	$(203.0)

(1) See table on the next page for details about these reclassifications.

The table below presents reclassifications out of AOCI for the three months ended March 31, 2014 and 2013 (in millions).

	Three Months Ended March 31,
	2014	2013
Details about AOCI components	Amounts reclassified from AOCI	Amounts reclassified from AOCI	Affected line item in the statement where net income is presented
Cumulative translation adjustments:
Gain on sale of business	$—	$2.5	Other income (expense) - net
	—	0.1	(Provision for) benefit from income taxes
	$—	$2.6	Net of tax

Derivative hedging adjustment:
Foreign exchange contracts	$1.5	$(0.8)	Cost of goods sold
	2.0	—	Other income (expense) - net
	(1.3)	0.2	(Provision for) benefit from income taxes
	$2.2	$(0.6)	Net of tax

Unrealized gains and losses on debt and equity securities:
Gain on sale of securities	$—	$2.5	Other income (expense) - net
	—	(0.6)	(Provision for) benefit from income taxes
	$—	$1.9	Net of tax

Pension liability adjustment:
Actuarial gain (losses)	(1.5)	(2.5)	(1)
	0.5	0.7	(Provision for) benefit from income taxes
	$(1.0)	$(1.8)	Net of tax

Total reclassifications	$1.2	$2.1	Net of tax

(1) These AOCI components are included in the computation of net periodic benefit cost. See Note L - Retirement Plans and Other Benefits for additional details.

Stock-Based Compensation

During the three months ended March 31, 2014, the Company granted 0.9 million shares of restricted stock to its employees with a weighted average grant date fair value of $44.69 per share.  Approximately 61% of these restricted stock awards vest ratably over a three year period and approximately 39% cliff vest at the end of a three year period.  Approximately 12% of the shares granted are based on performance targets containing a market condition.  The Company used the Monte Carlo method to determine grant date fair value of $53.17 per share for the awards with a market condition granted on February 26, 2014.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

Grant date
February 26, 2014
Dividend yields	0.46%
Expected volatility	56.84%
Risk free interest rate	0.63%
Expected life (in years)	3

Share Repurchases and Dividends

In December 2013, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding shares of common stock through December 31, 2015. During the three months ended March 31, 2014 the Company repurchased approximately 772 thousand shares for approximately $33 million under this program. A portion of the share repurchases was executed prior to March 31, 2014 but cash settled in April. In February 2014, the Company’s Board of Directors also declared a $0.05 cash dividend to its shareholders.

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
The following is a summary of redeemable noncontrolling interest as of March 31, 2014 (in millions):

Balance at January 1, 2014	$53.9
Purchases	(53.7)
Foreign currency translation	(0.2)
Balance at March 31, 2014	$—
In January 2014, the Company paid $71.3 million for the remaining outstanding shares of Terex Material Handling & Port Solutions AG (“TMHPS”), of which $53.7 million was recorded as a reduction of redeemable noncontrolling interest and $17.6 million was recorded as a reduction in additional paid-in capital for the excess of the purchase price over the carrying value of redeemable noncontrolling interest. The Company now owns 100% of TMHPS.

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2014
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$38.8	$783.8	$1,120.5	$(288.5)	$1,654.6
Cost of goods sold	(36.1)	(638.4)	(935.2)	288.5	(1,321.2)
Gross profit	2.7	145.4	185.3	—	333.4
Selling, general and administrative expenses	—	(69.8)	(188.6)	—	(258.4)
Income (loss) from operations	2.7	75.6	(3.3)	—	75.0
Interest income	31.5	17.9	0.9	(49.0)	1.3
Interest expense	(40.5)	(4.2)	(34.7)	49.0	(30.4)
Income (loss) from subsidiaries	47.2	3.7	(1.4)	(49.5)	—
Other income (expense) – net	(11.2)	0.2	8.1	—	(2.9)
Income (loss) from continuing operations before income taxes	29.7	93.2	(30.4)	(49.5)	43.0
(Provision for) benefit from income taxes	5.4	(27.9)	11.0	—	(11.5)
Income (loss) from continuing operations	35.1	65.3	(19.4)	(49.5)	31.5
Income (loss) from discontinued operations – net of tax	(0.1)	—	1.0	—	0.9
Gain (loss) on disposition of discontinued operations – net of tax	—	—	1.5	—	1.5
Net income (loss)	35.0	65.3	(16.9)	(49.5)	33.9
Net loss attributable to noncontrolling interest	—	—	1.1	—	1.1
Net income (loss) attributable to Terex Corporation	$35.0	$65.3	$(15.8)	$(49.5)	$35.0

Comprehensive income (loss), net of tax	$51.5	$65.8	$(4.4)	$(62.7)	$50.2
Comprehensive loss (income) attributable to noncontrolling interest	—	—	1.3	—	1.3
Comprehensive income (loss) attributable to Terex Corporation	$51.5	$65.8	$(3.1)	$(62.7)	$51.5

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2013
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$39.2	$764.4	$1,101.1	$(251.0)	$1,653.7
Cost of goods sold	(38.1)	(625.2)	(920.2)	251.0	(1,332.5)
Gross profit	1.1	139.2	180.9	—	321.2
Selling, general and administrative expenses	(6.1)	(57.5)	(192.0)	—	(255.6)
Income (loss) from operations	(5.0)	81.7	(11.1)	—	65.6
Interest income	64.7	73.2	2.2	(138.4)	1.7
Interest expense	(96.0)	(34.4)	(41.4)	138.4	(33.4)
Income (loss) from subsidiaries	47.4	(2.4)	—	(45.0)	—
Other income (expense) – net	(7.3)	(3.1)	8.8	—	(1.6)
Income (loss) from continuing operations before income taxes	3.8	115.0	(41.5)	(45.0)	32.3
(Provision for) benefit from income taxes	18.8	(36.9)	3.5	—	(14.6)
Income (loss) from continuing operations	22.6	78.1	(38.0)	(45.0)	17.7
Income (loss) from discontinued operations – net of tax	1.3	—	0.3	—	1.6
Gain (loss) on disposition of discontinued operations – net of tax	—	—	3.0	—	3.0
Net income (loss)	23.9	78.1	(34.7)	(45.0)	22.3
Net loss (income) attributable to noncontrolling interest	—	—	1.6	—	1.6
Net income (loss) attributable to Terex Corporation	$23.9	$78.1	$(33.1)	$(45.0)	$23.9

Comprehensive income (loss), net of tax	$(55.0)	$77.7	$(46.3)	$(33.0)	$(56.6)
Comprehensive loss (income) attributable to noncontrolling interest	—	—	1.6	—	1.6
Comprehensive income (loss) attributable to Terex Corporation	$(55.0)	$77.7	$(44.7)	$(33.0)	$(55.0)

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2014
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$8.1	$3.2	$379.2	$—	$390.5
Trade receivables – net	36.4	365.0	740.0	—	1,141.4
Intercompany receivables	66.0	140.8	110.5	(317.3)	—
Inventories	25.8	465.1	1,297.3	—	1,788.2
Other current assets	76.5	41.5	194.6	—	312.6
Current assets – discontinued operations	23.2	—	94.0	(6.3)	110.9
Total current assets	236.0	1,015.6	2,815.6	(323.6)	3,743.6
Property, plant and equipment – net	72.1	121.9	590.4	—	784.4
Goodwill	—	170.1	1,095.6	—	1,265.7
Non-current intercompany receivables	1,589.8	2,136.9	42.5	(3,769.2)	—
Investment in and advances to (from) subsidiaries	3,955.3	197.1	159.8	(4,223.4)	88.8
Other assets	34.0	195.8	547.8	—	777.6
Non-current assets – discontinued operations	0.9	—	16.4	—	17.3
Total assets	$5,888.1	$3,837.4	$5,268.1	$(8,316.2)	$6,677.4
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$—	$0.7	$71.2	$—	$71.9
Trade accounts payable	13.1	262.1	478.3	—	753.5
Intercompany payables	33.3	93.8	190.2	(317.3)	—
Accruals and other current liabilities	92.5	130.3	753.5	—	976.3
Current liabilities – discontinued operations	9.7	—	33.5	(6.3)	36.9
Total current liabilities	148.6	486.9	1,526.7	(323.6)	1,838.6
Long-term debt, less current portion	1,369.7	4.6	609.7	—	1,984.0
Non-current intercompany payables	2,109.0	41.8	1,618.4	(3,769.2)	—
Retirement plans and other non-current liabilities	77.6	27.2	529.9	—	634.7
Non-current liabilities – discontinued operations	—	—	5.6	—	5.6
Redeemable noncontrolling interest	—	—	—	—	—
Total stockholders’ equity	2,183.2	3,276.9	977.8	(4,223.4)	2,214.5
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$5,888.1	$3,837.4	$5,268.1	$(8,316.2)	$6,677.4

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2013
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$16.3	$3.9	$387.9	$—	$408.1
Trade receivables – net	34.9	328.2	813.7	—	1,176.8
Intercompany receivables	52.8	121.8	124.0	(298.6)	—
Inventories	28.6	392.6	1,192.0	—	1,613.2
Other current assets	90.4	40.7	180.9	—	312.0
Current assets – discontinued operations	21.3	—	108.0	—	129.3
Total current assets	244.3	887.2	2,806.5	(298.6)	3,639.4
Property, plant and equipment – net	72.5	118.6	598.3	—	789.4
Goodwill	—	170.1	1,075.5	—	1,245.6
Non-current intercompany receivables	1,586.4	2,157.8	42.0	(3,786.2)	—
Investment in and advances to (from) subsidiaries	3,874.9	191.7	162.3	(4,138.9)	90.0
Other assets	36.7	178.2	541.8	—	756.7
Non-current assets – discontinued operations	1.2	—	14.4	—	15.6
Total assets	$5,816.0	$3,703.6	$5,240.8	$(8,223.7)	$6,536.7
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$3.7	$0.7	$82.4	$—	$86.8
Trade accounts payable	14.0	221.7	453.4	—	689.1
Intercompany payables	46.9	97.2	154.5	(298.6)	—
Accruals and other current liabilities	68.1	130.9	703.7	—	902.7
Current liabilities – discontinued operations	3.9	—	42.2	—	46.1
Total current liabilities	136.6	450.5	1,436.2	(298.6)	1,724.7
Long-term debt, less current portion	1,271.0	4.8	614.1	—	1,889.9
Non-current intercompany payables	2,143.2	41.8	1,601.2	(3,786.2)	—
Retirement plans and other non-current liabilities	75.1	27.1	545.5	—	647.7
Non-current liabilities – discontinued operations	—	—	5.7	—	5.7
Redeemable noncontrolling interest	—	—	53.9	—	53.9
Total stockholders’ equity	2,190.1	3,179.4	984.2	(4,138.9)	2,214.8
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$5,816.0	$3,703.6	$5,240.8	$(8,223.7)	$6,536.7

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2014
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(78.9)	$(6.6)	$110.7	$—	$25.2
Cash flows from investing activities
Capital expenditures	(2.2)	(5.7)	(11.1)	—	(19.0)
Acquisition of businesses, net of cash acquired	—	—	(7.4)	—	(7.4)
Proceeds from sale of assets	—	0.1	0.4	—	0.5
Intercompany investing activities (1)	3.2	—	—	(3.2)	—
Net cash provided by (used in) investing activities	1.0	(5.6)	(18.1)	(3.2)	(25.9)
Cash flows from financing activities
Repayments of debt	(161.7)	(0.3)	(34.6)	—	(196.6)
Proceeds from issuance of debt	255.0	—	17.6	—	272.6
Purchase of noncontrolling interest	—	—	(71.3)	—	(71.3)
Share repurchases	(24.0)	—	—	—	(24.0)
Dividends paid	(5.5)	—	—	—	(5.5)
Intercompany financing activities (1)	—	11.8	(15.0)	3.2	—
Other financing activities, net	5.9	—	1.5	—	7.4
Net cash provided by (used in) financing activities	69.7	11.5	(101.8)	3.2	(17.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.5	—	0.5
Net increase (decrease) in cash and cash equivalents	(8.2)	(0.7)	(8.7)	—	(17.6)
Cash and cash equivalents at beginning of period	16.3	3.9	387.9	—	408.1
Cash and cash equivalents at end of period	$8.1	$3.2	$379.2	$—	$390.5

(1)	Intercompany investing and financing activities include cash pooling activity between Terex Corporation and Wholly-Owned Guarantors.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2013
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$100.7	$0.7	$(42.6)	$—	$58.8
Cash flows from investing activities
Capital expenditures	(2.1)	(6.3)	(14.1)	—	(22.5)
Proceeds from sale of assets	4.4	28.2	0.4	—	33.0
Intercompany investing activities	(5.7)	(22.7)	3.2	25.2	—
Other investing activities, net	(2.8)	—	—	—	(2.8)
Net cash provided by (used in) investing activities	(6.2)	(0.8)	(10.5)	25.2	7.7
Cash flows from financing activities
Repayments of debt	—	—	(24.5)	—	(24.5)
Proceeds from issuance of debt	—	—	15.3	—	15.3
Purchase of noncontrolling interest	—	—	(0.1)	—	(0.1)
Share repurchases	(0.3)	—	—	—	(0.3)
Intercompany financing activities	—	—	25.2	(25.2)	—
Other financing activities, net	2.1	—	7.6	—	9.7
Net cash provided by (used in) financing activities	1.8	—	23.5	(25.2)	0.1
Effect of exchange rate changes on cash and cash equivalents	—	—	(14.9)	—	(14.9)
Net increase (decrease) in cash and cash equivalents	96.3	(0.1)	(44.5)	—	51.7
Cash and cash equivalents at beginning of period	39.6	0.4	638.0	—	678.0
Cash and cash equivalents at end of period	$135.9	$0.3	$593.5	$—	$729.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our AWP segment designs, manufactures, markets and services aerial work platform equipment, telehandlers and light towers, as well as their related replacement parts and components. Customers use these products to construct and maintain industrial, commercial and residential buildings and facilities and for other commercial operations, as well as in a wide range of infrastructure projects.

Our Construction segment designs, manufactures and markets compact construction and specialty equipment, as well as their related replacement parts and components. Customers use these products in construction and infrastructure projects, in building roads, bridges, homes, industrial sites and for material handling applications.

In 2013, we divested our roadbuilding operations, formerly a part of the Construction segment, in Brazil and Oklahoma City. On December 9, 2013, we signed an agreement to sell our truck business, which was consolidated in the Construction segment, to Volvo Construction Equipment for approximately $160 million. The truck business manufactures and sells off-highway rigid and articulated haul trucks. Included in the transaction is the manufacturing facility in Motherwell, Scotland. The sale, which is subject to government regulatory approvals and other customary closing conditions, is targeted to close in the first half of 2014. As a result of this agreement, the reporting of the truck business has been included in discontinued operations for all periods presented.

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

Our MP segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders, biomass and hand-fed chippers and their related replacement parts and components. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries.

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

Non-GAAP measures we use include the translation effect of foreign currency exchange rate changes on net sales, gross profit, Selling, General & Administrative (“SG&A”) costs and operating profit excluding the impact of acquisitions.

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

We calculate a non-GAAP measure of free cash flow. In 2013, we defined this as income from operations plus certain impairments and write downs, depreciation, amortization, proceeds from the sale of assets, plus or minus cash changes in working capital, customer advances and rental/demo equipment and less capital expenditures. We changed this definition for 2014 to be Net cash provided by (used in) operating activities, less Capital expenditures, as we believe this definition more closely aligns with how our investors calculate free cash flow. We believe that the measure of free cash flow provides management and investors further information on cash generation or use.

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

Overview

In the first quarter of 2014 our AWP segment led the overall Company performance with excellent operating results. While both the MHPS and Construction segments experienced operating losses in the quarter, we expect improved operating results from these segments for the remainder of 2014. Our Cranes segment experienced disappointing first quarter results. As 2014 progresses, we expect our strong performing businesses to continue to perform well and our weaker performing businesses to improve. Our increasing backlog overall, both sequentially and year-over-year, are positive indicators for our results throughout the remainder of 2014.

Our AWP segment had an excellent start to the year, with improved net sales year-over-year in all three product categories (booms, scissors and telehandlers), and continued strong orders for its products in the North American and European rental channels. We expect strong demand for AWP products, particularly in North America and Europe, to continue for the remainder of 2014 with some softening of demand in Latin America.

Our Construction segment narrowed its losses from the prior year period primarily from portfolio rationalization and continued cost vigilance. Net sales in this segment declined year-over-year due to divestitures of our roadbuilding business and portions of our compact construction businesses subsequent to the prior year quarter, partially offset by higher demand for our concrete mixer trucks. We are encouraged by increasing backlog and believe that this segment will deliver better operating results during the remainder of 2014.

Our Cranes segment continued to be challenged by lower net sales volume as a result of low order activity in 2013. Net sales decreased in all regions except Europe. We have recently experienced higher order activity and our strong bookings and book-to-bill ratio are indicative of an improved second half of 2014. However, the long lead time for many of these products pushes the realization of these orders into future reporting periods. Additionally, lower production levels at the end of 2013 have affected profitability from fixed costs having a larger impact on margins in the current year period.

We continue to make progress in our MHPS segment this quarter. Net sales increased from the prior year period, particularly in Europe and North America, with the delivery of orders to certain large port automation projects. Actions taken in prior periods to reduce our cost structure for this segment also improved results. While there is more work to do, this business is on track for improved performance with recovery in our Port businesses and a steady state for the Material Handling business. Similar to last year, we expect the segment’s operating margin to improve throughout the year.

Our MP segment had another solid quarter. The markets for this business remain soft but we expect them to improve throughout the remainder of the year.

Geographically, we were encouraged with our growth in Europe, with sales up in all of our segments. This was the fourth quarter in a row of sequential European growth. However, sales in the North American market, which is our largest market, declined slightly from a year ago, with strong growth in AWP offset by weakness in Cranes. The remaining markets, mostly developing markets, declined meaningfully in the first quarter of 2014.

We generated free cash flow of approximately $6 million in the first quarter of 2014. This was a positive start to the year as we typically use cash in the first quarter of the year as the businesses ramp up for their customers busier season in our second and third quarter. We continue to expect to generate between $200 million and $250 million in free cash flow for the full year 2014.

Capital allocation activities continued as planned. We completed the squeeze-out of minority shares of Terex Material Handling & Port Solutions AG for $71 million and we now own 100% of the company. This is consistent with our plans to simplify our capital structure and eliminates the obligation to make guaranteed payments to noncontrolling shareholders as well as removing the financial and administrative burden of maintaining the entity as a German public company. In addition, we repurchased $33 million of the Company’s shares this quarter for a cumulative total of $63 million since the inception of the share buyback program in December 2013. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

Our overall outlook has not changed and we continue to expect 2014 earnings per share to be between $2.50 and $2.80 (excluding restructuring and unusual items) on net sales of between $7.3 billion and $7.7 billion.

ROIC continues to be a unifying metric that we use to measure our performance. ROIC and the Non-GAAP Measures assist in showing how effectively we utilize the capital invested in our operations. After-tax ROIC is determined by dividing the sum of NOPAT for each of the previous four quarters by the average of the sum of Total Terex Corporation stockholders’ equity plus Debt (as defined below) less Cash and cash equivalents for the previous five quarters. NOPAT for each quarter is calculated by multiplying Income (loss) from operations by a figure equal to one minus the effective tax rate of the Company. We believe that returns on capital deployed in TFS do not represent our primary operations and, therefore, TFS finance receivable assets and results from operations have been excluded from the Non-GAAP Measures. The effective tax rate is equal to the (Provision for) benefit from income taxes divided by Income (loss) from continuing operations before income taxes for the respective quarter. Total Terex Corporation stockholders’ equity is adjusted to include redeemable noncontrolling interest as this item is deemed to be temporary equity and therefore should be included in the denominator of the ROIC ratio. Debt is calculated using the amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ NOPAT as this represents the most recent 12-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) thereby providing, over the same time period as the numerator, four quarters of average invested capital.

Terex management and the Board of Directors use ROIC as one of the primary measures to assess operational performance, including in connection with certain compensation programs. We use ROIC as a unifying metric because we believe that it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe that ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe that adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at March 31, 2014 was 8.6%.

The amounts described below are reported in millions of U.S. dollars, except for the effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Mar ’14	Dec ’13	Sep ’13	Jun ’13	Mar ’13
Provision for (benefit from) income taxes	$11.5	$22.3	$22.8	$27.7
Divided by: Income (loss) before income taxes	43.0	106.0	106.6	46.4
Effective tax rate	26.7%	21.0%	21.4%	59.7%
Income (loss) from operations as adjusted	$76.3	$131.5	$139.4	$83.8
Multiplied by: 1 minus Effective tax rate	73.3%	79.0%	78.6%	40.3%
Adjusted net operating income (loss) after tax	$55.9	$103.9	$109.6	$33.8
Debt (as defined above)	$2,055.9	$1,976.7	$1,905.9	$1,870.4	$2,082.5
Less: Cash and cash equivalents	(390.5)	(408.1)	(370.6)	(548.2)	(729.7)
Debt less Cash and cash equivalents	$1,665.4	$1,568.6	$1,535.3	$1,322.2	$1,352.8
Total Terex Corporation stockholders’ equity as adjusted	$2,012.0	$2,092.4	$2,002.2	$2,042.7	$2,053.8
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$3,677.4	$3,661.0	$3,537.5	$3,364.9	$3,406.6

March 31, 2014 ROIC	8.6%
NOPAT as adjusted (last 4 quarters)	$303.2
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$3,529.5

	Three months ended 3/31/14	Three months ended 12/31/13	Three months ended 9/30/13	Three months ended 6/30/13
Reconciliation of income (loss) from operations:
Income (loss) from operations as reported	$75.0	$131.4	$138.6	$83.5
(Income) loss from operations for TFS	1.3	0.1	0.8	0.3
Income (loss) from operations as adjusted	$76.3	$131.5	$139.4	$83.8

Reconciliation of Terex Corporation stockholders’ equity:	As of 3/31/14	As of 12/31/13	As of 9/30/13	As of 6/30/13	As of 3/31/13
Terex Corporation stockholders’ equity as reported	$2,183.2	$2,190.1	$2,094.2	$1,955.8	$1,957.5
TFS Assets	(171.2)	(151.6)	(149.8)	(139.7)	(147.5)
Redeemable noncontrolling interest	—	53.9	57.8	226.6	243.8
Terex Corporation stockholders’ equity as adjusted	$2,012.0	$2,092.4	$2,002.2	$2,042.7	$2,053.8

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Consolidated

	Three Months Ended March 31,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,654.6	—	$1,653.7	—	0.1%
Gross profit	$333.4	20.1%	$321.2	19.4%	3.8%
SG&A	$258.4	15.6%	$255.6	15.5%	1.1%
Income from operations	$75.0	4.5%	$65.6	4.0%	14.3%

Net sales for the three months ended March 31, 2014 increased $0.9 million when compared to the same period in 2013.  Our AWP segment had significant growth in net sales from continued rental channel replenishment. Our MHPS segment also experienced net sales growth primarily from its port solutions businesses. However, the impact of weak demand in European and other markets on our Cranes and, to a lesser extent, our Construction and MP segments offset those net sales increases.

Gross profit for the three months ended March 31, 2014 increased $12.2 million when compared to the same period in 2013. Our AWP, Construction and MHPS segments’ gross profit improved from the prior year period, partially offset by decreased gross profit in our Cranes segment. Our MP segment’s gross profit was flat.

SG&A costs for the three months ended March 31, 2014 increased by $2.8 million when compared to the same period in 2013.  Cost reduction activities taken in prior periods for our Construction and MHPS segments are reflected in current period SG&A costs. However, higher SG&A costs in our AWP, Cranes and, to a lesser extent, MP segments more than offset those improvements.

Income from operations for the three months ended March 31, 2014 increased $9.4 million when compared to the same period in 2013.  The increase was primarily due to the improved operating performance in our AWP, Construction and MHPS segments, partially offset by weaker performance in our Cranes segment. Our MP segment was essentially flat compared to the prior year period.

Aerial Work Platforms

	Three Months Ended March 31,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$584.9	—	$509.1	—	14.9%
Gross profit	$133.1	22.8%	$118.5	23.3%	12.3%
SG&A	$50.9	8.7%	$46.1	9.1%	10.4%
Income from operations	$82.2	14.1%	$72.4	14.2%	13.5%

Net sales for the AWP segment for the three months ended March 31, 2014 increased $75.8 million when compared to the same period in 2013.  Net sales improvement was primarily due to continued replacement demand and capital expenditures for growth from the North American rental channels and continued replacement demand in Europe, partially offset by weaker demand in Latin America.

Gross profit for the three months ended March 31, 2014 increased $14.6 million when compared to the same period in 2013.  Increased net sales and improved price realization contributed approximately $16 million to the improvement in gross profit. Increased manufacturing costs driven by start-up costs of a new manufacturing location and supplier issues, offset by favorable foreign exchange rates and lower inventory reserve provisions, accounted for the balance of the change.

SG&A costs for the three months ended March 31, 2014 increased $4.8 million when compared to the same period in 2013.  Increased spending on engineering along with higher selling and marketing costs associated with higher net sales increased SG&A spending by approximately $4 million as compared to the prior year period.

Income from operations for the three months ended March 31, 2014 increased $9.8 million when compared to the same period in 2013.  The increase was due to the items noted above, particularly increased net sales volume and improved price realization.

Construction

	Three Months Ended March 31,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$195.7	—	$210.4	—	(7.0)%
Gross profit	$19.1	9.8%	$14.6	6.9%	30.8%
SG&A	$24.1	12.3%	$29.1	13.8%	(17.2)%
Loss from operations	$(5.0)	(2.6)%	$(14.5)	(6.9)%	*

*	Not meaningful as a percentage

Net sales in the Construction segment for the three months ended March 31, 2014 decreased by $14.7 million when compared to the same period in 2013. The majority of the decline was due to divestitures of our roadbuilding business and portions of our compact construction business subsequent to the prior year quarter, partially offset by higher demand for our concrete mixer trucks.

Gross profit for the three months ended March 31, 2014 increased $4.5 million when compared to the same period in 2013.  The increase was primarily due to approximately $3 million of charges in the prior year period taken in connection with the sale of a portion of the roadbuilding business, which did not recur.

SG&A costs for the three months ended March 31, 2014 decreased $5.0 million when compared to the same period in 2013.  The impact of divestitures subsequent to the prior year quarter decreased SG&A costs in the current year period by approximately $3 million. Cost reduction activities taken in prior periods also contributed to the lower SG&A costs in the current year period.

Loss from operations for the three months ended March 31, 2014 improved $9.5 million when compared to the same period in 2013.  The lower current period loss was primarily due to the impact of charges in the prior year period that did not recur and decreased SG&A costs.

Cranes

	Three Months Ended March 31,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$393.6	—	$470.9	—	(16.4)%
Gross profit	$60.0	15.2%	$85.9	18.2%	(30.2)%
SG&A	$60.2	15.3%	$53.4	11.3%	12.7%
Income (loss) from operations	$(0.2)	(0.1)%	$32.5	6.9%	(100.6)%

Net sales for the Cranes segment for the three months ended March 31, 2014 decreased by $77.3 million when compared to the same period in 2013.  We have experienced declines in demand for rough terrain cranes in North America and Latin America and pick and carry cranes in Australia. In addition, we had lower sales into the Middle East and Southeast Asia. This was partially offset by improving sales for large crawler cranes and tower cranes.

Gross profit for the three months ended March 31, 2014 decreased by $25.9 million when compared to the same period in 2013. The decrease was primarily related to lower net sales and a less profitable mix of products sold in the current year period. Additionally, amortization of fixed costs associated with lower production activity at the end of 2013 lowered gross profit by approximately $6 million.

SG&A costs for the three months ended March 31, 2014 increased $6.8 million over the same period in 2013. Increased engineering costs, primarily related to Tier 4 compliance, and higher marketing costs, primarily associated with trade show activity, increased SG&A costs in the current year period.

Income (loss) from operations for the three months ended March 31, 2014 decreased $32.7 million when compared to the same period in 2013, resulting primarily from the decrease in net sales and higher SG&A costs.

Material Handling & Port Solutions

	Three Months Ended March 31,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$368.2	—	$339.2	—	8.5%
Gross profit	$84.6	23.0%	$68.7	20.3%	23.1%
SG&A	$90.9	24.7%	$97.8	28.8%	(7.1)%
Loss from operations	$(6.3)	(1.7)%	$(29.1)	(8.6)%	*

*	Not meaningful as a percentage

Net sales for the MHPS segment for the three months ended March 31, 2014 increased $29.0 million when compared to the same period in 2013. The increase was driven by improvement in net sales for our port solutions businesses. This was partially offset by weaker demand in our material handling businesses, particularly in Latin America and China.

Gross profit for the three months ended March 31, 2014 increased $15.9 million when compared to the same period in 2013. Improved net sales volume in our port solutions businesses was the primary driver of the increase in gross profit.

SG&A costs for the three months ended March 31, 2014 decreased $6.9 million when compared to the same period in 2013. Cost reduction and integration activities taken in prior periods were the primary drivers of lower current period SG&A costs.

Loss from operations for the three months ended March 31, 2014 improved $22.8 million when compared to the same period in 2013. The improvement was primarily driven by improved net sales and lower SG&A costs in the current year period.

Materials Processing

	Three Months Ended March 31,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$150.0	—	$154.3	—	(2.8)%
Gross profit	$32.2	21.5%	$31.7	20.5%	1.6%
SG&A	$21.3	14.2%	$20.0	13.0%	6.5%
Income from operations	$10.9	7.3%	$11.7	7.6%	(6.8)%

Net sales for the MP segment for the three months ended March 31, 2014 decreased by $4.3 million when compared to the same period in 2013. There were slight net sales improvements in certain markets, primarily Europe but these improvements were offset by lower net sales in other geographies.

Gross profit for the three months ended March 31, 2014 increased by $0.5 million when compared to the same period in 2013. Slightly lower net sales were offset by continued discipline on manufacturing cost controls and material reductions.

SG&A costs for the three months ended March 31, 2014 increased by $1.3 million when compared to the same period in 2013 reflecting slightly higher selling and marketing costs primarily associated with trade show activity in the current year period.

Income from operations for the three months ended March 31, 2014 decreased $0.8 million when compared to the same period in 2013. This was driven primarily by higher SG&A costs in the current year period.

Corporate / Eliminations

	Three Months Ended March 31,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(37.8)	—	$(30.2)	—	*
Loss from operations	$(6.6)	*	$(7.4)	*	*

*	Not meaningful as a percentage

The net sales amounts include the elimination of intercompany sales activity among segments.

Interest Expense, Net of Interest Income

During the three months ended March 31, 2014, our interest expense net of interest income was $29.1 million, or $2.6 million lower than the same period in the prior year. This improvement was primarily driven by paydown of debt in 2013, which generally resulted in lower cost debt being used to pay off higher cost debt as well as decreasing our debt balances. We also lowered the interest rates on our term loans in the second half of 2013.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended March 31, 2014 was expense of $2.9 million, a change of $1.3 million when compared to the same period in the prior year. The higher expense was primarily due to foreign exchange losses in the current year period compared to gains in the prior year period.

Income Taxes

During the three months ended March 31, 2014, we recognized an income tax expense of $11.5 million on income of $43.0 million, an effective tax rate of 26.7%, as compared to an income tax expense of $14.6 million on income of $32.3 million, an effective tax rate of 45.2%, for the three months ended March 31, 2013.  The lower effective tax rate for the three months ended March 31, 2014 was primarily due to the reduced impact of losses not benefited and greater benefit from release of uncertain tax position reserves when compared to the three months ended March 31, 2013.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations for the year ended March 31, 2014 decreased by approximately $0.7 million when compared to the same period in the prior year primarily due to lower demand for our trucks in the current year period.

Gain (Loss) on Disposition of Discontinued Operations

Gain (loss) on disposition of discontinued operations decreased by $1.5 million due to lower contractually obligated earnings based payments from the purchaser of a business sold in 2010.

LIQUIDITY AND CAPITAL RESOURCES

We are continuing to focus on generating cash from operations and promoting growth. We had free cash flow of approximately $6 million in the three months ended March 31, 2014. This was a positive start to the year, as we typically use cash in the first quarter of the year as the businesses ramp up for their customers busier season in our second and third quarter. We anticipate generating between $200 million and $250 million of free cash flow during 2014. During the first quarter we borrowed an incremental $93.3 million under our revolving credit line.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

Three months ended 3/31/14
Net cash provided by (used in) operating activities	25.2
Less: Capital expenditures	(19.0)
Free cash flow	$6.2

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets.  We had cash and cash equivalents of $390.5 million at March 31, 2014.  The majority of the cash held by our foreign subsidiaries is expected to be maintained locally because we plan to reinvest such cash and cash equivalents to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of these operations. Such cash could be used in the U.S., if necessary. Cash repatriated to the U.S. could be subject to incremental local and U.S. taxation. Currently, there are no trends, demands or uncertainties as a result of the Company’s cash re-investment policy that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility.

We believe cash generated from operations together with access to our bank credit facilities and cash on hand, provide adequate liquidity to continue to support internal operating initiatives and meet our operating and debt service requirements. See Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business.

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

Our investment in financial services assets was approximately $171 million, net at March 31, 2014. We remain focused on expanding financing solutions in key markets like the U.S., Europe and China. We also anticipate using TFS to drive incremental sales by increasing direct customer financing through TFS in certain instances.

During 2014, our cash used in inventory was approximately $196 million as we made investments in businesses showing improved order and inquiry activity. We continue our program to increase inventory turns by sharing, throughout our Company, many of the best practices and lean manufacturing processes that several of our business units have implemented successfully. We expect these initiatives to reduce the level of inventory needed to support our business and allow us to reduce our manufacturing lead times, thereby reducing our working capital requirements. Working capital as percent of trailing three month annualized net sales was 27.6% at March 31, 2014.

The following tables show the calculation of our working capital and trailing three months annualized sales as of March 31, 2014 (in millions):

Three months ended 3/31/14
Net Sales	$1,654.6
x	4
Trailing Three Month Annualized Net Sales	$6,618.4

As of 3/31/14
Inventories	$1,788.2
Trade Receivables	1,141.4
Less: Trade Accounts Payable	(753.5)
Less: Customer Advances	(347.5)
Total Working Capital	$1,828.6

We have a credit agreement that provides us with a revolving line of credit of up to $500 million. The revolving line of credit consists of $250 million of available domestic revolving loans and $250 million of available multicurrency revolving loans. See Note K – “Long-Term Obligations,” in our Condensed Consolidated Financial Statements for information concerning an amendment to our credit agreement in November 2013. We had $241.3 million available for borrowing under our revolving credit facilities at March 31, 2014. The credit agreement also allows incremental commitments, which may be extended at the option of the lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both as long as we satisfy a secured debt financial ratio contained in the credit facilities. We had $211.2 million of outstanding borrowings under our revolving credit facilities as well as U.S. dollar and Euro denominated term loans in the amount of $494.5 million under our credit agreement as of March 31, 2014.

Interest rates charged under our credit agreement are subject to adjustment based on our consolidated leverage ratio. The U.S. dollar term loans bear interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 2.75%, with a floor of 0.75% on LIBOR.

The Euro term loans bear interest at a rate of Euro Interbank Offer Rate (“EURIBOR”) plus 3.25%, with a floor of 0.75% on EURIBOR. At March 31, 2014, the weighted average interest rate on these term loans was 3.66%.

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

In December 2013, our Board of Directors authorized the repurchase of up to $200 million of our outstanding shares of common stock through December 31, 2015. During 2014, we repurchased approximately 772 thousand shares for approximately $33 million under this program. In February 2014, our Board of Directors also declared a $0.05 cash dividend to our shareholders. It is our intention to pay four quarterly dividends of $0.05 per share, for an aggregate of $0.20 per share, for the calendar year of 2014. However, future declarations of quarterly dividends and the establishment of future record of payment dates are subject to the determination of our Board of Directors.

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

In January 2014 we paid approximately $71 million for the remaining outstanding shares of Terex Material Handling & Port Solutions AG (“TMHPS”). We now own 100% of TMHPS.
Cash Flows

Cash provided by operations for the three months ended March 31, 2014 totaled $25.2 million, compared to cash provided by operations of $58.8 million for the three months ended March 31, 2013.  The change in cash from operations was primarily driven by higher cash used in working capital, partially offset by higher net income in the three months ended March 31, 2014 as compared to the prior year period.

Cash used in investing activities for the three months ended March 31, 2014 was $25.9 million, compared to $7.7 million cash provided by investing activities for the three months ended March 31, 2013. Proceeds from the sale of portions of our roadbuilding product lines in the prior year period was the primary driver of the change.

Cash used in financing activities was $17.4 million for the three months ended March 31, 2014, compared to cash provided by financing activities for the three months ended March 31, 2013 of $0.1 million. The increased cash used in financing was primarily due to the purchase of noncontrolling interest shares, share repurchases and dividends in the current year period, partially offset by higher net cash provided by our revolving credit facilities in the current year period.

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

Our customers, from time to time, fund the acquisition of our equipment through third-party finance companies.  In certain instances, we may provide a credit guarantee to the finance company by which we agree to make payments to the finance company should our customer default.  Our maximum liability is generally limited to our customer’s remaining payments due to the finance company at the time of default.  In the event of customer default, we are generally able to recover and dispose of the equipment at a minimum loss, if any, to us.

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

See Note M - “Litigation and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for further information regarding our guarantees.

There can be no assurance that our historical experience in used equipment markets will be indicative of future results.  Our ability to recover losses from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies.  The major foreign currencies, among others, in which we do business are the Euro, Australian Dollar and British Pound.  We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts.  At March 31, 2014, we had foreign exchange contracts with a notional value of $510.2 million.

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

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and other matters. See Note M – “Litigation and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for more information concerning contingencies and uncertainties, including our ERISA, securities and stockholder derivative lawsuits.  We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage, intellectual property and other insurable risk required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any of our costs. However, we do not believe that these contingencies and uncertainties will, individually or in the aggregate, have a material adverse effect on our operations. For contingencies and uncertainties other than income taxes, when it is probable that a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar when compared to functional currencies of our major markets, which include the Euro, Australian Dollar and British Pound. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures. At March 31, 2014, we had foreign exchange contracts with a notional value of $510.2 million.  The fair market value of these arrangements, which represents the cost to settle these contracts, was a net gain of $0.6 million at March 31, 2014.

At March 31, 2014, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the three months ended March 31, 2014 would have had an approximately $1 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate, LIBOR and EURIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At March 31, 2014, approximately 38% of our debt was floating rate debt and the weighted average interest rate for all debt was 5.68%.

At March 31, 2014, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings impact on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at March 31, 2014 would have increased interest expense by approximately $1 million for the three months ended March 31, 2014.

Commodities Risk

Principal materials and components that we use in our manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. In the first quarter of 2014, minor, favorable input cost changes in some areas were largely off-set by unfavorable changes in other areas.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2014, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2014.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the quarterly period ended March 31, 2014 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about our purchases during the quarter ended March 31, 2014 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1, 2014 - January 31, 2014	—	$—	—	$—
February 1, 2014 - February 28, 2014 (1)	574	$42.23	—	$—
March 1, 2014 - March 31, 2014 (2)	772,290	$42.73	1,543,853	$137,000
Total	772,864	$42.73	1,543,853	$137,000

(1)	In the first quarter of 2014, the Company accepted 574 shares of common stock from employees of the Company as payment for option exercises.

(2)	In December 2013, our Board of Directors authorized and the Company publicly announced the repurchase of up to $200 million of the Company’s outstanding common shares through December 31, 2015.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEREX CORPORATION
(Registrant)

Date:	May 1, 2014	/s/ Kevin P. Bradley
Kevin P. Bradley
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2014	/s/ Mark I. Clair
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

10.22
Amended and Restated Employment and Compensation Agreement, dated August 9, 2012, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated August 9, 2012 and filed with the Commission on August 13, 2012). ***

10.23
Life Insurance Agreement, dated as of October 13, 2006, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 13, 2006 and filed with the Commission on October 16, 2006). ***

10.24
Transition and Retirement Agreement between Terex Corporation and Phillip C. Widman, dated October 19, 2012 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 19, 2012 and filed with the Commission on October 22, 2012). ***

10.25
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 29, 2011 and filed with the Commission on March 31, 2011). ***

10.26
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 29, 2011 and filed with the Commission on March 31, 2011). ***

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