Form 10-Q
period 2014-06-30
TEREX CORP
filed 2014-07-24
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

F O R M   10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of outstanding shares of common stock:  110.2 million as of July 21, 2014.

The Exhibit Index begins on page 57.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of June 30, 2014 unless specifically noted otherwise, and includes financial information with respect to the subsidiaries of the Company listed below (all of which are 100%-owned) which were guarantors on June 30, 2014 (the “Guarantors”) of the Company’s 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”), its 6% Senior Notes Due 2021 (the “6% Notes”) and its 6-1/2% Senior Notes Due 2020 (the “6-1/2% Notes”).  See Note O – “Consolidating Financial Statements” to the Company’s June 30, 2014 Condensed Consolidated Financial Statements included in this Quarterly Report. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$2,055.1	$1,861.5	$3,709.7	$3,515.2
Cost of goods sold	(1,631.3)	(1,510.3)	(2,952.5)	(2,842.8)
Gross profit	423.8	351.2	757.2	672.4
Selling, general and administrative expenses	(262.9)	(267.7)	(521.3)	(523.3)
Income (loss) from operations	160.9	83.5	235.9	149.1
Other income (expense)
Interest income	1.2	1.8	2.5	3.5
Interest expense	(31.7)	(31.4)	(62.1)	(64.8)
Loss on early extinguishment of debt	—	(5.2)	—	(5.2)
Other income (expense) – net	(2.0)	(2.3)	(4.9)	(3.9)
Income (loss) from continuing operations before income taxes	128.4	46.4	171.4	78.7
(Provision for) benefit from income taxes	(40.0)	(27.7)	(51.5)	(42.3)
Income (loss) from continuing operations	88.4	18.7	119.9	36.4
Income (loss) from discontinued operations – net of tax	0.5	0.9	1.4	2.5
Gain (loss) on disposition of discontinued operations – net of tax	51.5	—	53.0	3.0
Net income (loss)	140.4	19.6	174.3	41.9
Net loss (income) attributable to noncontrolling interest	(0.6)	1.7	0.5	3.3
Net income (loss) attributable to Terex Corporation	$139.8	$21.3	$174.8	$45.2
Amounts attributable to Terex Corporation common stockholders:
Income (loss) from continuing operations	$87.8	$20.4	$120.4	$39.7
Income (loss) from discontinued operations – net of tax	0.5	0.9	1.4	2.5
Gain (loss) on disposition of discontinued operations – net of tax	51.5	—	53.0	3.0
Net income (loss) attributable to Terex Corporation	$139.8	$21.3	$174.8	$45.2
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.80	$0.18	$1.09	$0.36
Income (loss) from discontinued operations – net of tax	—	0.01	0.01	0.02
Gain (loss) on disposition of discontinued operations – net of tax	0.47	—	0.48	0.03
Net income (loss) attributable to Terex Corporation	$1.27	$0.19	$1.58	$0.41
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.76	$0.17	$1.03	$0.34
Income (loss) from discontinued operations – net of tax	—	0.01	0.01	0.02
Gain (loss) on disposition of discontinued operations – net of tax	0.45	—	0.46	0.03
Net income (loss) attributable to Terex Corporation	$1.21	$0.18	$1.50	$0.39
Weighted average number of shares outstanding in per share calculation
Basic	110.3	111.2	110.5	111.0
Diluted	115.8	115.8	116.4	115.8
Comprehensive income (loss)	$165.2	$(13.2)	$215.4	$(69.8)
Comprehensive loss (income) attributable to noncontrolling interest	(0.4)	1.7	0.9	3.3
Comprehensive income (loss) attributable to Terex Corporation	$164.8	$(11.5)	$216.3	$(66.5)

Dividends declared per common share	$0.05	$—	$0.10	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$364.3	$408.1
Trade receivables (net of allowance of $43.2 and $47.6 at June 30, 2014 and December 31, 2013, respectively)	1,368.4	1,176.8
Inventories	1,779.0	1,613.2
Other current assets	300.7	312.0
Current assets – discontinued operations	—	129.3
Total current assets	3,812.4	3,639.4
Non-current assets
Property, plant and equipment – net	776.5	789.4
Goodwill	1,267.1	1,245.6
Intangible assets – net	430.5	444.8
Other assets	418.1	401.9
Non-current assets – discontinued operations	—	15.6
Total assets	$6,704.6	$6,536.7

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$190.7	$86.8
Trade accounts payable	800.8	689.1
Accrued compensation and benefits	243.4	234.3
Accrued warranties and product liability	92.6	96.2
Customer advances	334.5	302.1
Other current liabilities	333.3	270.1
Current liabilities – discontinued operations	—	46.1
Total current liabilities	1,995.3	1,724.7
Non-current liabilities
Long-term debt, less current portion	1,731.8	1,889.9
Retirement plans	383.8	388.2
Other non-current liabilities	231.2	259.5
Non-current liabilities – discontinued operations	—	5.7
Total liabilities	4,342.1	4,268.0
Commitments and contingencies
Redeemable noncontrolling interest	—	53.9
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 124.5 and 123.7 shares at June 30, 2014 and December 31, 2013, respectively	1.2	1.2
Additional paid-in capital	1,239.7	1,247.5
Retained earnings	1,851.7	1,688.1
Accumulated other comprehensive income (loss)	(75.4)	(116.5)
Less cost of shares of common stock in treasury – 15.1 and 13.8 shares at June 30, 2014 and December 31, 2013, respectively	(685.6)	(630.2)
Total Terex Corporation stockholders’ equity	2,331.6	2,190.1
Noncontrolling interest	30.9	24.7
Total stockholders’ equity	2,362.5	2,214.8
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$6,704.6	$6,536.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$174.3	$41.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	80.0	78.3
(Gain) loss on disposition of discontinued operations	(53.0)	(3.0)
Deferred taxes	(18.5)	(18.0)
Stock-based compensation expense	26.2	21.9
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(183.6)	(130.3)
Inventories	(162.4)	(71.8)
Trade accounts payable	108.2	120.9
Customer advances	33.7	25.0
Other assets and liabilities	(4.2)	31.5
Other operating activities, net	23.8	33.5
Net cash provided by (used in) operating activities	24.5	129.9
Investing Activities
Capital expenditures	(37.3)	(41.4)
Proceeds from disposition of discontinued operations	162.2	0.7
Proceeds from sale of assets	2.6	40.7
Other investing activities, net	(7.4)	(1.4)
Net cash (used in) provided by investing activities	120.1	(1.4)
Financing Activities
Repayments of debt	(637.3)	(276.3)
Proceeds from issuance of debt	580.3	45.9
Distributions to noncontrolling interest	—	(18.4)
Purchase of noncontrolling interest	(73.4)	(0.1)
Share repurchases	(54.9)	(1.0)
Dividends paid	(11.0)	—
Other financing activities, net	7.2	9.7
Net cash provided by (used in) financing activities	(189.1)	(240.2)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.7	(18.1)
Net Increase (Decrease) in Cash and Cash Equivalents	(43.8)	(129.8)
Cash and Cash Equivalents at Beginning of Period	408.1	678.0
Cash and Cash Equivalents at End of Period	$364.3	$548.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)
NOTE A – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2013 has been derived from and should be read in conjunction with the audited Consolidated Balance Sheet as of that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014.

Cash and cash equivalents at June 30, 2014 and December 31, 2013 include $15.1 million and $14.5 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

In Note M – “Long-Term Obligations” of the Company’s Form 10-K for the year ended December 31, 2013, certain of the balances by period of maturity were misclassified in the table providing long-term debt maturities. The revised scheduled annual maturities of the principal portion of long-term debt outstanding at December 31, 2013 are approximately $125 million, $127 million and $481 million for 2015, 2016 and 2017, respectively. These revisions had no impact on the Company’s primary financial statements or debt agreements and are not considered material to the previously issued financial statements.

Reclassification. Certain prior year amounts have been reclassified to conform to the current year’s presentation. On May 30, 2014 the Company sold its truck business, which was consolidated in the Construction segment, to Volvo Construction Equipment for approximately $160 million. As a result, reporting of the truck business has been included in discontinued operations for all periods presented. See Note D – “Discontinued Operations” for more information on discontinued operations.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period,” (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. ASU 2014-12 is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. Adoption of this guidance is not expected to have a significant impact on the determination or reporting of the Company’s financial results.

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Six Months Ended
June 30, 2014
Balance at beginning of period	$106.1
Accruals for warranties issued during the period	37.1
Changes in estimates	2.4
Settlements during the period	(43.1)
Foreign exchange effect/other	0.1
Balance at end of period	$102.6

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

In 2013, the Company divested its roadbuilding operations, formerly a part of the Construction segment, in Brazil and Oklahoma City. On May 30, 2014, we sold our truck business, which was consolidated in the Construction segment, to Volvo Construction Equipment. The truck business manufactured and sold off-highway rigid and articulated haul trucks. Included in the transaction was the manufacturing facility in Motherwell, Scotland. As a result, the reporting of the truck business has been included in discontinued operations for all periods presented.

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

Business segment information is presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Sales
AWP	$717.9	$606.6	$1,302.8	$1,115.7
Construction	227.2	228.1	422.9	438.5
Cranes	503.5	521.2	897.1	992.1
MHPS	431.4	369.8	799.6	709.0
MP	183.1	176.3	333.1	330.6
Corporate and Other / Eliminations	(8.0)	(40.5)	(45.8)	(70.7)
Total	$2,055.1	$1,861.5	$3,709.7	$3,515.2
Income (loss) from Operations
AWP	$113.5	$101.2	$195.7	$173.6
Construction	4.0	(5.2)	(1.0)	(19.7)
Cranes	29.7	23.4	29.5	55.9
MHPS	2.7	(57.2)	(3.6)	(86.3)
MP	22.8	24.5	33.7	36.2
Corporate and Other / Eliminations	(11.8)	(3.2)	(18.4)	(10.6)
Total	$160.9	$83.5	$235.9	$149.1

	June 30, 2014	December 31, 2013
Identifiable Assets
AWP	$1,422.8	$937.2
Construction	1,492.7	1,012.5
Cranes	2,074.6	2,040.3
MHPS	3,126.8	2,989.5
MP	918.1	945.6
Corporate and Other / Eliminations	(2,330.4)	(1,533.3)
Discontinued operations	—	144.9
Total	$6,704.6	$6,536.7

NOTE C – INCOME TAXES

During the three months ended June 30, 2014, the Company recognized income tax expense of $40.0 million on income of $128.4 million, an effective tax rate of 31.2% as compared to income tax expense of $27.7 million on income of $46.4 million, an effective tax rate of 59.7%, for three months ended June 30, 2013.  The lower effective tax rate for the three months ended June 30, 2014 was primarily due to the reduced impact of losses not benefited when compared to the three months ended June 30, 2013.

During the six months ended June 30, 2014, the Company recognized income tax expense of $51.5 million on income of $171.4 million, an effective tax rate of 30.0% as compared to income tax expense of $42.3 million on income of $78.7 million an effective tax rate of 53.7%, for the six months ended June 30, 2013.  The lower effective tax rate for the six months ended June 30, 2014 was primarily due to the reduced impact of losses not benefited when compared to the six months ended June 30, 2013.

NOTE D – DISCONTINUED OPERATIONS

In 2010, the Company sold all of its Atlas heavy construction equipment and knuckle-boom cranes businesses (collectively, “Atlas”).

On May 30, 2014, the Company sold its truck business, which was consolidated in the Construction segment, to Volvo Construction Equipment for approximately $160 million. The truck business manufactured and sold off-highway rigid and articulated haul trucks. Included in the transaction was the manufacturing facility in Motherwell, Scotland.

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

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$49.4	$46.8	$94.8	$116.2
Income (loss) from discontinued operations before income taxes	$0.8	$1.4	$1.7	$3.6
(Provision for) benefit from income taxes	(0.3)	(0.5)	(0.3)	(1.1)
Income (loss) from discontinued operations – net of tax	$0.5	$0.9	$1.4	$2.5

Gain (loss) on disposition of discontinued operations	$65.7	$—	$67.5	$3.5
(Provision for) benefit from income taxes	(14.2)	—	(14.5)	(0.5)
Gain (loss) on disposition of discontinued operations – net of tax	$51.5	$—	$53.0	$3.0

During the three and six months ended June 30, 2014 the Company recorded a gain of $51.5 million related to the sale of its truck business. During the six months ended June 30, 2014 and 2013 the Company recorded a gain of $1.5 million and $3.0 million, respectively, related to the sale of its Atlas business based on contractually obligated earnings based payments from the purchaser.

The following table provides the amounts of assets and liabilities reported in discontinued operations in the Condensed Consolidated Balance Sheet (in millions) related to the truck business:

	June 30, 2014	December 31, 2013
Trade receivables, net	$—	$49.7
Inventories	—	73.6
Other current assets	—	6.0
Current assets – discontinued operations	$—	$129.3

Property, plant and equipment - net	$—	$9.5
Other assets	—	6.1
Non-current assets – discontinued operations	$—	$15.6

Trade accounts payable	$—	$35.9
Other current liabilities	—	10.2
Current liabilities – discontinued operations	$—	$46.1

Non-current liabilities – discontinued operations	$—	$5.7

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income (loss) from continuing operations attributable to Terex Corporation common stockholders	$87.8	$20.4	$120.4	$39.7
Income (loss) from discontinued operations–net of tax	0.5	0.9	1.4	2.5
Gain (loss) on disposition of discontinued operations–net of tax	51.5	—	53.0	3.0
Net income (loss) attributable to Terex Corporation	$139.8	$21.3	$174.8	$45.2
Basic shares:
Weighted average shares outstanding	110.3	111.2	110.5	111.0
Earnings per share – basic:
Income (loss) from continuing operations	$0.80	$0.18	$1.09	$0.36
Income (loss) from discontinued operations–net of tax	—	0.01	0.01	0.02
Gain (loss) on disposition of discontinued operations–net of tax	0.47	—	0.48	0.03
Net income (loss) attributable to Terex Corporation	$1.27	$0.19	$1.58	$0.41
Diluted shares:
Weighted average shares outstanding	110.3	111.2	110.5	111.0
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	5.5	4.6	5.9	4.8
Diluted weighted average shares outstanding	115.8	115.8	116.4	115.8
Earnings per share – diluted:
Income (loss) from continuing operations	$0.76	$0.17	$1.03	$0.34
Income (loss) from discontinued operations–net of tax	—	0.01	0.01	0.02
Gain (loss) on disposition of discontinued operations–net of tax	0.45	—	0.46	0.03
Net income (loss) attributable to Terex Corporation	$1.21	$0.18	$1.50	$0.39

The following table provides information to reconcile amounts reported on the Condensed Consolidated Statement of Comprehensive Income to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions):
Reconciliation of Amounts Attributable to Common Stockholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income (loss) from continuing operations	$88.4	$18.7	$119.9	$36.4
Noncontrolling interest (income) loss attributed to continuing operations	(0.6)	1.7	0.5	3.3
Income (loss) from continuing operations attributable to common stockholders	$87.8	$20.4	$120.4	$39.7

Weighted average options to purchase 0.1 million of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during each of the three and six months ended June 30, 2014, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average options to purchase 0.2 million of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during each of the three and six months ended June 30, 2013, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 0.3 million shares were outstanding during the three and six months ended June 30, 2014, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance. Weighted average restricted stock awards of 0.4 million and 0.3 million shares were outstanding during the three and six months ended June 30, 2013, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance. ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

The 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”) described in Note K – “Long-Term Obligations” are dilutive to the extent the volume-weighted average price of the Common Stock for the period evaluated was greater than $16.25 per share and earnings from continuing operations were positive. The volume-weighted average price of the Common Stock was greater than $16.25 per share for each of the three and six months ended June 30, 2014 and 2013. The number of shares that were contingently issuable for the 4% Convertible Notes during the three and six months ended June 30, 2014 was 4.7 million. The number of shares that were contingently issuable for the 4% Convertible Notes during the three and six months ended June 30, 2013 was 3.7 million. See Note K – “Long-Term Obligations.”

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	June 30, 2014	December 31, 2013
Finished equipment	$474.1	$450.0
Replacement parts	175.8	168.4
Work-in-process	626.5	527.3
Raw materials and supplies	502.6	467.5
Inventories	$1,779.0	$1,613.2

Reserves for lower of cost or market value, excess and obsolete inventory were $150.1 million and $132.5 million at June 30, 2014 and December 31, 2013, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	June 30, 2014	December 31, 2013
Property	$121.7	$121.2
Plant	414.4	412.5
Equipment	725.7	720.1
Property, plant and equipment – gross	1,261.8	1,253.8
Less: Accumulated depreciation	(485.3)	(464.4)
Property, plant and equipment – net	$776.5	$789.4

NOTE H – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	Construction	Cranes	MHPS	MP	Total
Balance at December 31, 2013, gross	$140.6	$274.4	$235.9	$727.5	$207.6	$1,586.0
Accumulated impairment	(38.6)	(274.4)	(4.2)	—	(23.2)	(340.4)
Balance at December 31, 2013, net	102.0	—	231.7	727.5	184.4	1,245.6
Acquisitions	—	—	—	12.0	—	12.0
Foreign exchange effect and other	0.3	—	0.1	4.0	5.1	9.5
Balance at June 30, 2014, gross	140.9	274.4	236.0	743.5	212.7	1,607.5
Accumulated impairment	(38.6)	(274.4)	(4.2)	—	(23.2)	(340.4)
Balance at June 30, 2014, net	$102.3	$—	$231.8	$743.5	$189.5	$1,267.1

Intangible assets, net were comprised of the following as of June 30, 2014 and December 31, 2013 (in millions):

		June 30, 2014			December 31, 2013
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	8	$94.2	$(54.1)	$40.1	$91.6	$(48.7)	$42.9
Customer Relationships	15	355.4	(113.6)	241.8	354.7	(105.2)	249.5
Land Use Rights	57	18.1	(1.6)	16.5	18.4	(1.5)	16.9
Other	7	49.9	(41.1)	8.8	52.2	(40.4)	11.8
Total definite-lived intangible assets		$517.6	$(210.4)	$307.2	$516.9	$(195.8)	$321.1

Indefinite-lived intangible assets:
Tradenames		$123.3			$123.7
Total indefinite-lived intangible assets		$123.3			$123.7

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Aggregate Amortization Expense	$9.8	$11.3	$19.5	$21.9

Estimated aggregate intangible asset amortization expense (in millions) for each of the five years below is:

2014	$37.6
2015	$36.5
2016	$34.5
2017	$29.9
2018	$23.5

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

The Company is party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At June 30, 2014, the Company had $482.7 million notional amount of currency exchange forward contracts outstanding, most of which mature on or before June 30, 2015.  The fair market value of these contracts at June 30, 2014 was a net gain of $0.5 million.  At June 30, 2014, $416.1 million notional amount ($0.8 million of fair value gains) of these forward contracts have been designated as, and are effective as, cash flow hedges of forecasted and specifically identified transactions.  During 2014 and 2013, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

The Company records foreign exchange contracts at fair value on a recurring basis.  There were no interest rate swaps recorded as of June 30, 2014 and December 31, 2013. The foreign exchange contracts designated as hedging instruments are categorized under Level 1 of the ASC 820 hierarchy and are recorded at June 30, 2014 and December 31, 2013 as a net asset of $0.5 million and $3.8 million, respectively.  See Note A – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. The fair values of these foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date. The fair values of these contracts are based on the contract rate specified at the anticipated contracts’ settlement date and quoted forward foreign exchange prices at the reporting date.

The Company uses forward foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions. Certain of these contracts have not been designated as hedging instruments. The foreign exchange contracts are accounted for as financial assets or financial liabilities and measured at fair value at the balance sheet date and are categorized under Level 1 of the ASC 820 hierarchy. The fair values of these foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date. Changes in the fair value of these derivative financial instruments are recognized as gains or losses in Cost of goods sold or Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income.

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	June 30, 2014	December 31, 2013
Foreign exchange contracts	Other current assets	$4.3	$10.0
Liability Derivatives
Foreign exchange contracts	Other current liabilities	3.8	6.2
Total Derivatives		$0.5	$3.8

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	June 30, 2014	December 31, 2013
Foreign exchange contracts	Other current assets	$1.7	$4.1
Liability Derivatives
Foreign exchange contracts	Other current liabilities	0.9	0.8
Total Derivatives		$0.8	$3.3

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income and AOCI (in millions):

Gain (Loss) Recognized in AOCI on Derivatives:	Three Months Ended June 30,		Six Months Ended June 30,
Cash Flow Derivatives	2014	2013	2014	2013
Foreign exchange contracts	$0.5	$5.2	$(2.2)	$2.9
(Loss) Gain Reclassified from AOCI into Income (Effective):	Three Months Ended June 30,		Six Months Ended June 30,
Account	2014	2013	2014	2013
Cost of goods sold	$0.6	$0.2	$2.1	$(0.6)
Other income (expense) – net	0.3	(0.8)	2.5	(0.8)
Total	$0.9	$(0.6)	$4.6	$(1.4)
Gain (Loss) Recognized in Income on Derivatives (Ineffective):	Three Months Ended June 30,		Six Months Ended June 30,
Account	2014	2013	2014	2013
Other income (expense) – net	$(0.7)	$0.8	$(2.8)	$2.1

The following table provides the effect of derivative instruments that are not designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (in millions):

Gain (Loss) Recognized in Income on Derivatives not designated as hedges:	Three Months Ended June 30,		Six Months Ended June 30,
Account	2014	2013	2014	2013
Cost of goods sold	$—	$0.8	$—	$0.3
Other income (expense) – net	0.3	—	(1.4)	—
Total	$0.3	$0.8	$(1.4)	$0.3

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

Unrealized net gains (losses), net of tax, included in AOCI are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$—	$(2.7)	$2.7	$(0.4)
Additional gains (losses) – net	0.9	4.8	0.4	1.9
Amounts reclassified to earnings	(0.4)	0.4	(2.6)	1.0
Balance at end of period	$0.5	$2.5	$0.5	$2.5

The estimated amount of existing gains for derivative contracts recorded in AOCI as of June 30, 2014 that are expected to be reclassified into earnings in the next twelve months is $0.5 million.

NOTE J – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions. From time to time the Company may initiate certain restructuring programs to better utilize its workforce and optimize facility utilization to match the demand for its products.

During the second quarter of 2013, the Company established a restructuring program in the Construction segment related to the distribution organization for Europe, the Middle East and Asia. This program resulted in a more decentralized distribution function. The program cost $1.9 million, resulted in the reduction of 19 team members and was completed in 2014.

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

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the six months ended June 30, 2014, the cumulative amount of expenses incurred since inception of the programs from 2012 through 2014 and the total amount expected to be incurred (in millions):

	Amount incurred during the six months ended June 30, 2014	Cumulative amount incurred through June 30, 2014	Total amount expected to be incurred
Construction	$—	$11.1	$11.1
MHPS	0.7	25.2	25.2
Total	$0.7	$36.3	$36.3

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the six months ended June 30, 2014, the cumulative amount of expenses incurred since inception of the programs from 2012 and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred in the six months ended June 30, 2014	$0.7	$—	$—	$0.7
Cumulative amount incurred through June 30, 2014	$30.5	$0.3	$5.5	$36.3
Total amount expected to be incurred	$30.5	$0.3	$5.5	$36.3

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the six months ended June 30, 2014 (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Restructuring reserve at December 31, 2013	$25.4	$—	$—	$25.4
Restructuring charges	0.7	—	—	0.7
Cash expenditures	(6.2)	—	—	(6.2)
Restructuring reserve at June 30, 2014	$19.9	$—	$—	$19.9

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

The 2011 Credit Agreement requires the Company to comply with a number of covenants which include certain financial tests, as defined in the 2011 Credit Agreement. The minimum required levels of the interest coverage ratio shall be 2.5 to 1.0. The maximum permitted levels of the senior secured leverage ratio shall be 2.5 to 1.0.

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

As of June 30, 2014 and December 31, 2013, the Company had $492.6 million and $495.3 million in U.S. dollar and Euro denominated term loans outstanding under the 2011 Credit Agreement. The weighted average interest rate on the term loans at June 30, 2014 and December 31, 2013 was 3.66%. The Company had $80.5 million and $117.7 million in U.S. dollar and Euro denominated revolving credit amounts outstanding as of June 30, 2014 and December 31, 2013, respectively. The weighted average interest rate on the revolving credit amounts at June 30, 2014 and December 31, 2013 was 5.36% and 5.30%, respectively.

The 2011 Credit Agreement incorporates facilities for issuance of letters of credit up to $300 million.  Letters of credit issued under the 2011 Credit Agreement letter of credit facility decrease availability under the $500 million revolving line of credit.  As of June 30, 2014 and December 31, 2013, the Company had letters of credit issued under the 2011 Credit Agreement that totaled $4.3 million and $54.2 million, respectively.  The 2011 Credit Agreement also permits the Company to have additional letter of credit facilities up to $200 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit. The Company had letters of credit issued under the additional letter of credit facilities of the 2011 Credit Agreement that totaled $21.9 million and $3.1 million as of June 30, 2014 and December 31, 2013, respectively.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2011 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $276.1 million and $283.1 million as of June 30, 2014 and December 31, 2013, respectively.

In total, as of June 30, 2014 and December 31, 2013, the Company had letters of credit outstanding of $302.3 million and $340.4 million, respectively. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

The Company, as issuer of the 4% Convertible Notes, must separately account for the liability and equity components of the 4% Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance for interest cost to be recognized in subsequent periods.  The Company allocated $54.3 million of the $172.5 million principal amount of the 4% Convertible Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through June 2015.  The Company recorded a related deferred tax liability of $19.4 million on the equity component. During 2012 the Company purchased approximately 25% of the outstanding 4% convertible notes. The balance of the 4% Convertible Notes was $120.7 million at June 30, 2014.  The Company recognized interest expense of $6.6 million on the 4% Convertible Notes for the six months ended June 30, 2014.  The interest expense recognized for the 4% Convertible Notes will increase as the discount is amortized using the effective interest method, which accretes the debt balance over its term to $128.8 million at maturity.  Interest expense on the 4% Convertible Notes throughout its term includes 4% annually of cash interest on the maturity balance of $128.8 million plus non-cash interest expense accreted to the debt balance as described.

The Company paid dividends of $0.05 per share on March 19, 2014 and June 19, 2014. Under the terms of the 4% Convertible Notes, these dividends changed the conversion ratio from 61.6206 at December 31, 2013 to 61.7672 shares of common stock at June 30, 2014.

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of June 30, 2014, as follows (in millions, except for quotes):

	Book Value	Quote	FV
6% Notes	$850.0	$1.07500	$914
4% Convertible Notes (net of discount)	$120.7	$2.54887	$308
6-1/2% Notes	$300.0	$1.08750	$326
2011 Credit Agreement Term Loan (net of discount) – USD	$339.0	$1.00375	$340
2011 Credit Agreement Term Loan (net of discount) – EUR	$153.6	$1.00250	$154

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2014			2013			2014			2013
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$0.2	$1.1	$—	$0.2	$2.1	$—	$0.4	$2.5	$—	$0.5	$4.1	$—
Interest cost	1.8	4.1	—	1.7	4.1	—	3.6	9.1	0.1	3.4	8.1	0.1
Expected return on plan assets	(2.4)	(1.6)	—	(2.3)	(1.7)	—	(4.6)	(3.9)	—	(4.5)	(3.4)	—
Amortization of prior service cost	0.1	—	—	0.1	—	—	0.1	—	—	0.1	—	—
Amortization of actuarial loss	0.8	0.8	—	1.1	1.4	0.1	1.5	1.6	—	2.2	2.7	0.1
Other costs	—	—	—	—	(0.1)	—	—	—	—	—	(0.2)	—
Net periodic cost	$0.5	$4.4	$—	$0.8	$5.8	$0.1	$1.0	$9.3	$0.1	$1.7	$11.3	$0.2

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

As of June 30, 2014 and December 31, 2013, the Company’s maximum exposure to such credit guarantees was $53.5 million and $53.6 million, respectively, including total guarantees issued by Terex Cranes Germany GmbH, part of the Cranes segment, of $31.8 million and $34.7 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  The maximum exposure for residual value guarantees issued by the Company totaled $2.4 million and $2.7 million as of June 30, 2014 and December 31, 2013, respectively.  The Company is generally able to mitigate some of the risk associated with these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of June 30, 2014 and December 31, 2013, the Company’s maximum exposure pursuant to buyback guarantees was $33.9 million and $46.7 million, respectively, including total guarantees issued by entities in the MHPS segment of $29.2 million and $35.1 million, respectively. The Company is generally able to mitigate some of the risk of these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $3 million and $4 million as of June 30, 2014 and December 31, 2013, respectively for the estimated fair value of all guarantees provided.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$140.4	$19.6	$174.3	$41.9
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment, net of (provision for) benefit from taxes of $1.3, $(0.3), $1.8 and $(3.0), respectively	23.5	(38.9)	41.7	(117.1)
Derivative hedging adjustment, net of (provision for) benefit from taxes of $0.2, $(0.6), $1.0 and $0.6, respectively	0.5	5.2	(2.2)	2.9
Debt and equity securities adjustment, net of (provision for) benefit from taxes of $0.0, $0.0, $0.0 and $0.6, respectively	—	—	—	(1.9)
Pension liability adjustment:
Amortization of actuarial (gain) loss, net of provision for (benefit from) taxes of $(0.5), $(0.9), $(1.0) and $(1.6), respectively	1.2	1.8	2.2	3.6
Foreign exchange and other effects, net of (provision for) benefit from taxes of $(1.4). $0.5, $(1.4) and $(0.2), respectively	(0.4)	(0.9)	(0.6)	0.8
Total pension liability adjustment	0.8	0.9	1.6	4.4
Other comprehensive income (loss)	24.8	(32.8)	41.1	(111.7)
Comprehensive income (loss)	165.2	(13.2)	215.4	(69.8)
Comprehensive loss (income) attributable to noncontrolling interest	(0.4)	1.7	0.9	3.3
Comprehensive income (loss) attributable to Terex Corporation	$164.8	$(11.5)	$216.3	$(66.5)

Changes in Accumulated Other Comprehensive Income
The table below presents changes in AOCI by component for the three and six months ended June 30, 2014. All amounts are net of tax (in millions).

	Cumulative Translation Adjustments	Derivative Hedging Adjustments	Unrealized Gains and Losses on Debt and Equity Securities	Pension Liability Adjustments	Total
Beginning balance - January 1, 2014	$(7.9)	$2.7	$—	$(111.3)	$(116.5)
Other comprehensive income before reclassifications	18.2	(0.5)	—	(0.2)	17.5
Amounts reclassified from AOCI (1)	—	(2.2)	—	1.0	(1.2)
Net Other Comprehensive Income (Loss)	18.2	(2.7)	—	0.8	16.3
Ending balance - March 31, 2014	$10.3	$—	$—	$(110.5)	$(100.2)
Other comprehensive income before reclassifications	19.5	0.9	—	(0.4)	20.0
Amounts reclassified from AOCI (1)	4.0	(0.4)	—	1.2	4.8
Net Other Comprehensive Income (Loss)	23.5	0.5	—	0.8	24.8
Ending balance - June 30, 2014	$33.8	$0.5	$—	$(109.7)	$(75.4)

The table below presents changes in AOCI by component for the three and six months ended June 30, 2013. All amounts are net of tax (in millions).

	Cumulative Translation Adjustments	Derivative Hedging Adjustments	Unrealized Gains and Losses on Debt and Equity Securities	Pension Liability Adjustments	Total
Beginning balance - January 1, 2013	$14.1	$(0.4)	$1.9	$(139.7)	$(124.1)
Other comprehensive income before reclassifications	(75.6)	(2.9)	—	1.7	(76.8)
Amounts reclassified from AOCI (1)	(2.6)	0.6	(1.9)	1.8	(2.1)
Net Other Comprehensive Income (Loss)	(78.2)	(2.3)	(1.9)	3.5	(78.9)
Ending balance - March 31, 2013	$(64.1)	$(2.7)	$—	$(136.2)	$(203.0)
Other comprehensive income before reclassifications	(38.9)	4.8	—	(0.9)	(35.0)
Amounts reclassified from AOCI (1)	—	0.4	—	1.8	2.2
Net Other Comprehensive Income (Loss)	(38.9)	5.2	—	0.9	(32.8)
Ending balance - June 30, 2013	$(103.0)	$2.5	$—	$(135.3)	$(235.8)

(1) See table on the next page for details about these reclassifications.

The table below presents reclassifications out of AOCI for the three and six months ended June 30, 2014 and 2013 (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Details about AOCI components	Amounts reclassified from AOCI	Amounts reclassified from AOCI	Amounts reclassified from AOCI	Amounts reclassified from AOCI	Affected line item in the statement where net income is presented
Cumulative translation adjustments:
Gain (loss) on sale of business	$—	$—	$—	$2.5	Other income (expense) - net
	(6.7)	—	(6.7)	—	Gain (loss) on disposition of discontinued operations
	2.7	—	2.7	0.1	(Provision for) benefit from income taxes
	$(4.0)	$—	$(4.0)	$2.6	Net of tax

Derivative hedging adjustment:
Foreign exchange contracts	$0.6	$0.2	$2.1	$(0.6)	Cost of goods sold
	0.4	(0.7)	2.4	(0.7)	Other income (expense) - net
	(0.6)	0.1	(1.9)	0.3	(Provision for) benefit from income taxes
	$0.4	$(0.4)	$2.6	$(1.0)	Net of tax

Unrealized gains and losses on debt and equity securities:
Gain on sale of securities	$—	$—	$—	$2.5	Other income (expense) - net
	—	—	—	(0.6)	(Provision for) benefit from income taxes
	$—	$—	$—	$1.9	Net of tax

Pension liability adjustment:
Actuarial gain (losses)	$(1.7)	$(2.7)	$(3.2)	$(5.2)	(1)
	0.5	0.9	1.0	1.6	(Provision for) benefit from income taxes
	$(1.2)	$(1.8)	$(2.2)	$(3.6)	Net of tax

Total reclassifications	$(4.8)	$(2.2)	$(3.6)	$(0.1)	Net of tax

(1) These AOCI components are included in the computation of net periodic benefit cost. See Note L - Retirement Plans and Other Benefits for additional details.

Stock-Based Compensation

During the six months ended June 30, 2014, the Company granted 1.0 million shares of restricted stock to its employees with a weighted average grant date fair value of $44.61 per share.  Approximately 62% of these restricted stock awards vest ratably over a three year period and approximately 38% cliff vest at the end of a three year period.  Approximately 12% of the shares granted are based on performance targets containing a market condition.  The Company used the Monte Carlo method to determine grant date fair value of $53.17 per share for the awards with a market condition granted on February 26, 2014.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

Grant date
February 26, 2014
Dividend yields	0.46%
Expected volatility	56.84%
Risk free interest rate	0.63%
Expected life (in years)	3

Share Repurchases and Dividends

In December 2013, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding shares of common stock through December 31, 2015. During the six months ended June 30, 2014 the Company repurchased approximately 1.3 million shares for approximately $54 million under this program. In total, the Company has purchased approximately 2 million shares under this program for approximately $84 million through June 30, 2014. In each of February, May and July of 2014, the Company’s Board of Directors declared a $0.05 cash dividend to its shareholders.

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
The following is a summary of redeemable noncontrolling interest as of June 30, 2014 (in millions):

Balance at January 1, 2014	$53.9
Purchases	(53.7)
Foreign currency translation	(0.2)
Balance at June 30, 2014	$—
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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2014
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$1.1	$1,018.6	$1,320.9	$(285.5)	$2,055.1
Cost of goods sold	(0.9)	(820.9)	(1,095.0)	285.5	(1,631.3)
Gross profit	0.2	197.7	225.9	—	423.8
Selling, general and administrative expenses	(4.9)	(64.2)	(193.8)	—	(262.9)
Income (loss) from operations	(4.7)	133.5	32.1	—	160.9
Interest income	32.3	18.7	0.8	(50.6)	1.2
Interest expense	(42.3)	(4.3)	(35.7)	50.6	(31.7)
Income (loss) from subsidiaries	152.5	0.4	(0.3)	(152.6)	—
Other income (expense) – net	(11.8)	2.3	7.5	—	(2.0)
Income (loss) from continuing operations before income taxes	126.0	150.6	4.4	(152.6)	128.4
(Provision for) benefit from income taxes	10.6	(46.2)	(4.4)	—	(40.0)
Income (loss) from continuing operations	136.6	104.4	—	(152.6)	88.4
Income (loss) from discontinued operations – net of tax	0.7	—	(0.2)	—	0.5
Gain (loss) on disposition of discontinued operations – net of tax	2.5	—	49.0	—	51.5
Net income (loss)	139.8	104.4	48.8	(152.6)	140.4
Net loss (income) attributable to noncontrolling interest	—	—	(0.6)	—	(0.6)
Net income (loss) attributable to Terex Corporation	$139.8	$104.4	$48.2	$(152.6)	$139.8

Comprehensive income (loss), net of tax	$164.8	$104.6	$48.7	$(152.9)	$165.2
Comprehensive loss (income) attributable to noncontrolling interest	—	—	(0.4)	—	(0.4)
Comprehensive income (loss) attributable to Terex Corporation	$164.8	$104.6	$48.3	$(152.9)	$164.8

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2014
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$39.9	$1,802.4	$2,441.4	$(574.0)	$3,709.7
Cost of goods sold	(37.0)	(1,459.3)	(2,030.2)	574.0	(2,952.5)
Gross profit	2.9	343.1	411.2	—	757.2
Selling, general and administrative expenses	(4.9)	(134.0)	(382.4)	—	(521.3)
Income (loss) from operations	(2.0)	209.1	28.8	—	235.9
Interest income	63.8	36.6	1.7	(99.6)	2.5
Interest expense	(82.8)	(8.5)	(70.4)	99.6	(62.1)
Income (loss) from subsidiaries	199.7	4.1	(1.7)	(202.1)	—
Other income (expense) – net	(23.0)	2.5	15.6	—	(4.9)
Income (loss) from continuing operations before income taxes	155.7	243.8	(26.0)	(202.1)	171.4
(Provision for) benefit from income taxes	16.0	(74.1)	6.6	—	(51.5)
Income (loss) from continuing operations	171.7	169.7	(19.4)	(202.1)	119.9
Income (loss) from discontinued operations – net of tax	0.6	—	0.8	—	1.4
Gain (loss) on disposition of discontinued operations – net of tax	2.5	—	50.5	—	53.0
Net income (loss)	174.8	169.7	31.9	(202.1)	174.3
Net loss attributable to noncontrolling interest	—	—	0.5	—	0.5
Net income (loss) attributable to Terex Corporation	$174.8	$169.7	$32.4	$(202.1)	$174.8

Comprehensive income (loss), net of tax	$216.3	$170.4	$44.3	$(215.6)	$215.4
Comprehensive loss (income) attributable to noncontrolling interest	—	—	0.9	—	0.9
Comprehensive income (loss) attributable to Terex Corporation	$216.3	$170.4	$45.2	$(215.6)	$216.3

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2013
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$43.8	$846.9	$1,247.2	$(276.4)	$1,861.5
Cost of goods sold	(41.1)	(679.7)	(1,065.9)	276.4	(1,510.3)
Gross profit	2.7	167.2	181.3	—	351.2
Selling, general and administrative expenses	(4.4)	(55.8)	(207.5)	—	(267.7)
Income (loss) from operations	(1.7)	111.4	(26.2)	—	83.5
Interest income	67.4	80.2	2.7	(148.5)	1.8
Interest expense	(103.3)	(37.9)	(38.7)	148.5	(31.4)
Loss on early extinguishment of debt	—	—	(5.2)	—	(5.2)
Income (loss) from subsidiaries	56.9	3.8	(0.2)	(60.5)	—
Other income (expense) – net	(14.0)	7.8	3.9	—	(2.3)
Income (loss) from continuing operations before income taxes	5.3	165.3	(63.7)	(60.5)	46.4
(Provision for) benefit from income taxes	14.9	(46.8)	4.2	—	(27.7)
Income (loss) from continuing operations	20.2	118.5	(59.5)	(60.5)	18.7
Income (loss) from discontinued operations – net of tax	1.1	—	(0.2)	—	0.9
Net income (loss)	21.3	118.5	(59.7)	(60.5)	19.6
Net loss (income) attributable to noncontrolling interest	—	—	1.7	—	1.7
Net income (loss) attributable to Terex Corporation	$21.3	$118.5	$(58.0)	$(60.5)	$21.3

Comprehensive income (loss), net of tax	$(11.5)	$118.2	$(105.6)	$(14.3)	$(13.2)
Comprehensive loss (income) attributable to noncontrolling interest	—	—	1.7	—	1.7
Comprehensive income (loss) attributable to Terex Corporation	$(11.5)	$118.2	$(103.9)	$(14.3)	$(11.5)

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2013
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$83.0	$1,611.3	$2,348.3	$(527.4)	$3,515.2
Cost of goods sold	(79.2)	(1,304.9)	(1,986.1)	527.4	(2,842.8)
Gross profit	3.8	306.4	362.2	—	672.4
Selling, general and administrative expenses	(10.5)	(113.3)	(399.5)	—	(523.3)
Income (loss) from operations	(6.7)	193.1	(37.3)	—	149.1
Interest income	132.1	153.4	4.9	(286.9)	3.5
Interest expense	(199.3)	(72.3)	(80.1)	286.9	(64.8)
Loss on early extinguishment of debt	—	—	(5.2)	—	(5.2)
Income (loss) from subsidiaries	104.3	1.4	(0.2)	(105.5)	—
Other income (expense) – net	(21.3)	4.7	12.7	—	(3.9)
Income (loss) from continuing operations before income taxes	9.1	280.3	(105.2)	(105.5)	78.7
(Provision for) benefit from income taxes	33.7	(83.7)	7.7	—	(42.3)
Income (loss) from continuing operations	42.8	196.6	(97.5)	(105.5)	36.4
Income (loss) from discontinued operations – net of tax	2.4	—	0.1	—	2.5
Gain (loss) on disposition of discontinued operations – net of tax	—	—	3.0	—	3.0
Net income (loss)	45.2	196.6	(94.4)	(105.5)	41.9
Net loss (income) attributable to noncontrolling interest	—	—	3.3	—	3.3
Net income (loss) attributable to Terex Corporation	$45.2	$196.6	$(91.1)	$(105.5)	$45.2

Comprehensive income (loss), net of tax	$(66.5)	$195.9	$(151.9)	$(47.3)	$(69.8)
Comprehensive loss (income) attributable to noncontrolling interest	—	—	3.3	—	3.3
Comprehensive income (loss) attributable to Terex Corporation	$(66.5)	$195.9	$(148.6)	$(47.3)	$(66.5)

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2014
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$12.4	$3.5	$348.4	$—	$364.3
Trade receivables – net	14.3	457.4	896.7	—	1,368.4
Intercompany receivables	74.1	159.3	99.0	(332.4)	—
Inventories	—	412.4	1,366.6	—	1,779.0
Other current assets	72.4	45.3	183.0	—	300.7
Total current assets	173.2	1,077.9	2,893.7	(332.4)	3,812.4
Property, plant and equipment – net	68.9	126.6	581.0	—	776.5
Goodwill	—	170.1	1,097.0	—	1,267.1
Non-current intercompany receivables	1,601.3	2,305.3	43.0	(3,949.6)	—
Investment in and advances to (from) subsidiaries	4,226.3	200.0	156.8	(4,496.9)	86.2
Other assets	32.5	212.8	517.1	—	762.4
Total assets	$6,102.2	$4,092.7	$5,288.6	$(8,778.9)	$6,704.6

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$120.8	$0.7	$69.2	$—	$190.7
Trade accounts payable	6.8	266.9	527.1	—	800.8
Intercompany payables	13.1	86.0	233.3	(332.4)	—
Accruals and other current liabilities	108.6	142.1	753.1	—	1,003.8
Total current liabilities	249.3	495.7	1,582.7	(332.4)	1,995.3
Long-term debt, less current portion	1,162.0	6.5	563.3	—	1,731.8
Non-current intercompany payables	2,289.2	41.8	1,618.6	(3,949.6)	—
Retirement plans and other non-current liabilities	70.1	27.0	517.9	—	615.0
Total stockholders’ equity	2,331.6	3,521.7	1,006.1	(4,496.9)	2,362.5
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$6,102.2	$4,092.7	$5,288.6	$(8,778.9)	$6,704.6

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2014
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(187.4)	$175.6	$36.3	$—	$24.5
Cash flows from investing activities
Capital expenditures	(3.0)	(13.8)	(20.5)	—	(37.3)
Proceeds from disposition of discontinued operations	31.3	—	130.9	—	162.2
Proceeds from sale of assets	—	2.1	0.5	—	2.6
Intercompany investing activities (1)	211.1	—	—	(211.1)	—
Other investing activities, net	—	—	(7.4)	—	(7.4)
Net cash provided by (used in) investing activities	239.4	(11.7)	103.5	(211.1)	120.1
Cash flows from financing activities
Repayments of debt	(513.8)	(0.9)	(122.6)	—	(637.3)
Proceeds from issuance of debt	518.0	2.7	59.6	—	580.3
Purchase of noncontrolling interest	—	—	(73.4)	—	(73.4)
Share repurchases	(54.9)	—	—	—	(54.9)
Dividends paid	(11.0)	—	—	—	(11.0)
Intercompany financing activities (1)	—	(166.1)	(45.0)	211.1	—
Other financing activities, net	5.8	—	1.4	—	7.2
Net cash provided by (used in) financing activities	(55.9)	(164.3)	(180.0)	211.1	(189.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.7	—	0.7
Net increase (decrease) in cash and cash equivalents	(3.9)	(0.4)	(39.5)	—	(43.8)
Cash and cash equivalents at beginning of period	16.3	3.9	387.9	—	408.1
Cash and cash equivalents at end of period	$12.4	$3.5	$348.4	$—	$364.3

(1)	Intercompany investing and financing activities include cash pooling activity between Terex Corporation and Wholly-Owned Guarantors.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2013
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$246.3	$(170.0)	$53.6	$—	$129.9
Cash flows from investing activities
Capital expenditures	(5.0)	(12.0)	(24.4)	—	(41.4)
Proceeds from disposition of discontinued operations	(2.8)	—	3.5	—	0.7
Proceeds from sale of assets	4.4	30.4	5.9	—	40.7
Intercompany investing activities	(189.7)	(18.7)	(0.6)	209.0	—
Other investing activities, net	—	—	(1.4)	—	(1.4)
Net cash provided by (used in) investing activities	(193.1)	(0.3)	(17.0)	209.0	(1.4)
Cash flows from financing activities
Repayments of debt	—	—	(276.3)	—	(276.3)
Proceeds from issuance of debt	—	—	45.9	—	45.9
Purchase of noncontrolling interest	—	—	(0.1)	—	(0.1)
Distributions to noncontrolling interest	—	—	(18.4)	—	(18.4)
Share repurchases	(1.0)	—	—	—	(1.0)
Intercompany financing activities	—	174.0	35.0	(209.0)	—
Other financing activities, net	2.3	—	7.4	—	9.7
Net cash provided by (used in) financing activities	1.3	174.0	(206.5)	(209.0)	(240.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	(18.1)	—	(18.1)
Net increase (decrease) in cash and cash equivalents	54.5	3.7	(188.0)	—	(129.8)
Cash and cash equivalents at beginning of period	39.6	0.4	638.0	—	678.0
Cash and cash equivalents at end of period	$94.1	$4.1	$450.0	$—	$548.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2013, we divested our roadbuilding operations, formerly a part of the Construction segment, in Brazil and Oklahoma City. On May 30, 2014, we sold our truck business, which was consolidated in the Construction segment, to Volvo Construction Equipment for approximately $160 million. The truck business manufactured and sold off-highway rigid and articulated haul trucks. Included in the transaction was the manufacturing facility in Motherwell, Scotland. As a result of the sale, the reporting of the truck business has been included in discontinued operations for all periods presented.

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

We discuss forward looking information related to expected earnings per share (“EPS”) excluding restructuring charges and other items. This adjusted EPS is a non-GAAP measure that provides guidance to investors about our EPS expectations excluding restructuring and other charges that we do not believe are reflective of our ongoing operations.

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

Overview

Overall, our performance in the first half of 2014 was mixed both from a business and geographical perspective. Our AWP segment led the overall Company performance with excellent operating results. Our Cranes segment posted significantly better operating results in the second quarter as compared to the first quarter. Our Construction and MHPS segments also both showed improved operating results for the quarter. Our MP segment continued to provide solid operating results but at a slightly lower level.

Our AWP segment had a strong second quarter, with improved net sales year-over-year in all major product categories (booms, scissors and telehandlers), and continued strong orders for its products in the North American and European rental channels, although margins were slightly lower than the prior year period primarily due to product mix changes, investments in new product development and manufacturing start-up costs. We expect this dynamic to continue for the remainder of 2014 with increasing revenue versus the prior year period.

Our Construction segment returned to profitability in the second quarter primarily as a result of portfolio rationalization and continued cost vigilance. Net sales in this segment were down slightly year-over-year due to divestitures of our roadbuilding business and portions of our compact construction businesses subsequent to the prior year quarter, partially offset by higher demand for our concrete mixer trucks. We are encouraged by these improved results and believe that this segment will continue to deliver positive operating results during the remainder of 2014.

Our Cranes segment improved significantly on a sequential basis, but remained slightly below prior year period sales levels. Stronger orders have led to increased backlog levels, as bookings were roughly equal to net sales and the order entry run rate was above the prior year level. Demand improved in Western Europe and North American shipments have improved from the low levels at the beginning of the year.

We continued to make progress in our MHPS segment this quarter. Net sales increased from the prior year period, particularly in Western Europe and North America for our port businesses. Actions taken in prior periods to reduce our cost structure for this segment also improved results. While there is more work to do, this business is on track for improved performance with recovery in our port businesses and a steady state for the material handling business. We continue to expect the segment’s operating margin to improve moderately throughout the remainder of the year.

Our MP segment had another solid quarter but at a slightly lower level of profitability. Markets for this business remain soft but we expect them to improve throughout the remainder of the year.

Geographically, we continue to be encouraged with our growth in Western Europe, with sales up 35% across our segments. The North American market was our strongest market and was up 15% overall versus the prior year quarter. The remaining markets, mostly developing markets, declined in the second quarter of 2014, somewhat offsetting the growth in North America and Western Europe.

We completed the sale of our truck business in the second quarter of 2014 and used proceeds from the sale to partially pay down our revolving credit line. As a result, as of June 30, 2014 we increased our liquidity (cash and availability under our revolving credit line) by approximately $148 million as compared to March 31, 2014. Although we generated negative free cash flow of approximately $13 million in the first half of 2014, we continue to expect to generate between $200 million and $250 million in free cash flow for the full year 2014.

Capital allocation activities continued as planned. We repurchased $21 million of the Company’s shares this quarter for a cumulative total of $84 million since the inception of the share buyback program in December 2013. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

Our overall outlook for 2014 has not changed. We expect continued strength from our AWP segment and improvement from our Cranes and MHPS segments to drive improved performance for the second half of 2014 compared with the first six months. While we see a slightly weaker end-market than we originally anticipated, the impact on operating earnings is expected to be somewhat offset by both a lower effective tax rate and a lower anticipated share count. We continue to expect earnings per share for the full year 2014 of between $2.50 and $2.80, excluding restructuring and other unusual items, although now on net sales of between $7.3 billion and $7.5 billion.

ROIC continues to be a unifying metric we use to measure our performance. ROIC and Non-GAAP Measures assist in showing how effectively we utilize capital invested in our operations. After-tax ROIC is determined by dividing the sum of NOPAT for each of the previous four quarters by the average of the sum of Total Terex Corporation stockholders’ equity plus Debt (as defined below) less Cash and cash equivalents for the previous five quarters. NOPAT for each quarter is calculated by multiplying Income (loss) from operations by a figure equal to one minus the effective tax rate of the Company. We believe returns on capital deployed in TFS do not represent our primary operations and, therefore, TFS finance receivable assets and results from operations have been excluded from the Non-GAAP Measures. The effective tax rate is equal to the (Provision for) benefit from income taxes divided by Income (loss) from continuing operations before income taxes for the respective quarter. Total Terex Corporation stockholders’ equity is adjusted to include redeemable noncontrolling interest as this item is deemed to be temporary equity and therefore should be included in the denominator of the ROIC ratio. Debt is calculated using amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ NOPAT as this represents the most recent 12-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) thereby providing, over the same time period as the numerator, four quarters of average invested capital.

Terex management and Board of Directors use ROIC as one of the primary measures to assess operational performance, including in connection with certain compensation programs. We use ROIC as a unifying metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at June 30, 2014 was 10.6%.

Amounts described below are reported in millions of U.S. dollars, except for the effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Jun ’14	Mar ’14	Dec ’13	Sep ’13	Jun ’13
Provision for (benefit from) income taxes	$40.0	$11.5	$22.3	$22.8
Divided by: Income (loss) before income taxes	128.4	43.0	106.0	106.6
Effective tax rate	31.2%	26.7%	21.0%	21.4%
Income (loss) from operations as adjusted	$162.6	$76.3	$131.5	$139.4
Multiplied by: 1 minus Effective tax rate	68.8%	73.3%	79.0%	78.6%
Adjusted net operating income (loss) after tax	$111.9	$55.9	$103.9	$109.6
Debt (as defined above)	$1,922.5	$2,055.9	$1,976.7	$1,905.9	$1,870.4
Less: Cash and cash equivalents	(364.3)	(390.5)	(408.1)	(370.6)	(548.2)
Debt less Cash and cash equivalents	1,558.2	1,665.4	1,568.6	1,535.3	1,322.2
Total Terex Corporation stockholders’ equity as adjusted	2,138.5	2,012.0	2,092.4	2,002.2	2,042.7
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$3,696.7	$3,677.4	$3,661.0	$3,537.5	$3,364.9

June 30, 2014 ROIC	10.6%
NOPAT as adjusted (last 4 quarters)	$381.3
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$3,587.5

	Three months ended 6/30/14	Three months ended 3/31/14	Three months ended 12/31/13	Three months ended 9/30/13
Reconciliation of income (loss) from operations:
Income (loss) from operations as reported	$160.9	$75.0	$131.4	$138.6
(Income) loss from operations for TFS	1.7	1.3	0.1	0.8
Income (loss) from operations as adjusted	$162.6	$76.3	$131.5	$139.4

Reconciliation of Terex Corporation stockholders’ equity:	As of 6/30/14	As of 3/31/14	As of 12/31/13	As of 9/30/13	As of 6/30/13
Terex Corporation stockholders’ equity as reported	$2,331.6	$2,183.2	$2,190.1	$2,094.2	$1,955.8
TFS Assets	(193.1)	(171.2)	(151.6)	(149.8)	(139.7)
Redeemable noncontrolling interest	—	—	53.9	57.8	226.6
Terex Corporation stockholders’ equity as adjusted	$2,138.5	$2,012.0	$2,092.4	$2,002.2	$2,042.7

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Consolidated

	Three Months Ended June 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,055.1	—	$1,861.5	—	10.4%
Gross profit	$423.8	20.6%	$351.2	18.9%	20.7%
SG&A	$262.9	12.8%	$267.7	14.4%	(1.8)%
Income from operations	$160.9	7.8%	$83.5	4.5%	92.7%

Net sales for the three months ended June 30, 2014 increased $193.6 million when compared to the same period in 2013.  Our AWP segment had significant growth in net sales from continued rental channel replenishment. Our MHPS segment also experienced net sales growth primarily from its port solutions businesses. Our MP segment experienced improved demand in the North American market, however, Australian and Indian markets were soft. Net sales in our Cranes segment were lower in most regions, with the exception of Western Europe and partially offset net sales increases in our other segments.

Gross profit for the three months ended June 30, 2014 increased $72.6 million when compared to the same period in 2013. We experienced improvements in gross profit from all of our segments, with the largest increases in our AWP and MHPS segments.

SG&A costs for the three months ended June 30, 2014 decreased by $4.8 million when compared to the same period in 2013.  Cost reduction activities taken in prior periods for our Construction, Cranes and MHPS segments are reflected in current period SG&A costs. However, higher SG&A costs in our AWP and MP segments partially offset those improvements.

Income from operations for the three months ended June 30, 2014 increased $77.4 million when compared to the same period in 2013.  The increase was primarily due to improved operating performance in our AWP, Construction, Cranes and MHPS segments, partially offset by slightly weaker performance in our MP segment.

Aerial Work Platforms

	Three Months Ended June 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$717.9	—	$606.6	—	18.3%
Gross profit	$164.2	22.9%	$147.0	24.2%	11.7%
SG&A	$50.7	7.1%	$45.8	7.6%	10.7%
Income from operations	$113.5	15.8%	$101.2	16.7%	12.2%

Net sales for the AWP segment for the three months ended June 30, 2014 increased $111.3 million when compared to the same period in 2013.  Net sales improvement was primarily due to continued replacement demand and capital expenditures for growth from the North American rental channels and continued replacement demand in Europe, partially offset by weaker demand in Latin America.

Gross profit for the three months ended June 30, 2014 increased $17.2 million when compared to the same period in 2013.  Increased net sales and improved price realization, partially offset by mix of product sales, contributed approximately $12 million to improvement in gross profit. Additionally, inventory and transactional foreign exchange charges were approximately $7 million lower in the current year period. These improvements were partially offset by approximately $3 million in higher product liability and distribution charges in the current year period.

SG&A costs for the three months ended June 30, 2014 increased $4.9 million when compared to the same period in 2013.  Increased spending on engineering along with higher selling and marketing costs associated with higher net sales increased SG&A spending by approximately $2 million as compared to the prior year period. Additionally, allocation of corporate costs was approximately $2 million higher in the current year period.

Income from operations for the three months ended June 30, 2014 increased $12.3 million when compared to the same period in 2013.  The increase was due to items noted above, particularly increased net sales volume and improved price realization.

Construction

	Three Months Ended June 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$227.2	—	$228.1	—	(0.4)%
Gross profit	$26.5	11.7%	$25.8	11.3%	2.7%
SG&A	$22.5	9.9%	$31.0	13.6%	(27.4)%
Income (loss) from operations	$4.0	1.8%	$(5.2)	(2.3)%	*

*	Not meaningful as a percentage

Net sales in the Construction segment for the three months ended June 30, 2014 decreased by $0.9 million when compared to the same period in 2013. Net sales decreased due to divestitures of our roadbuilding business and portions of our compact construction business subsequent to the prior year quarter, mostly offset by higher demand for our concrete mixer trucks. Net sales in the North American market were generally flat, increased in Europe and were down in the developing markets.

Gross profit for the three months ended June 30, 2014 increased $0.7 million when compared to the same period in 2013 as net sales were essentially unchanged period over period.

SG&A costs for the three months ended June 30, 2014 decreased $8.5 million when compared to the same period in 2013.  Cost reduction activities taken in prior periods also contributed to approximately $5 million of lower SG&A costs in the current year period. The impact of divestitures subsequent to the prior year quarter decreased SG&A costs in the current year period by approximately $2 million. Additionally, there was approximately $2 million of lower bad debt charges partially due to recoveries in the current year period.

Income (loss) from operations for the three months ended June 30, 2014 improved $9.2 million when compared to the same period in 2013.  Improvement was primarily due to the impact of decreased SG&A costs.

Cranes

	Three Months Ended June 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$503.5	—	$521.2	—	(3.4)%
Gross profit	$89.9	17.9%	$84.8	16.3%	6.0%
SG&A	$60.2	12.0%	$61.4	11.8%	(2.0)%
Income from operations	$29.7	5.9%	$23.4	4.5%	26.9%

Net sales for the Cranes segment for the three months ended June 30, 2014 decreased by $17.7 million when compared to the same period in 2013.  We have experienced declines in demand for mobile cranes in North America and Latin America and pick and carry cranes in Australia. In addition, we had lower sales into the Middle East and Southeast Asia. This was partially offset by improving sales of tower cranes. Our strongest market was Europe, with revenue growing over 50% compared with the prior year period.

Gross profit for the three months ended June 30, 2014 increased by $5.1 million when compared to the same period in 2013. In the prior year period, we recorded a $15 million charge for restructuring and related charges. Product sales mix and lower volume had a negative impact on gross profit when compared to the same period in 2013.

SG&A costs for the three months ended June 30, 2014 decreased $1.2 million over the same period in 2013. Lower selling and marketing costs were partially offset by increased engineering costs, primarily related to Tier 4 compliance and new product development in the current year period.

Income from operations for the three months ended June 30, 2014 increased $6.3 million when compared to the same period in 2013, resulting primarily from lower restructuring and related charges.

Material Handling & Port Solutions

	Three Months Ended June 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$431.4	—	$369.8	—	16.7%
Gross profit	$97.2	22.5%	$48.6	13.1%	100.0%
SG&A	$94.5	21.9%	$105.8	28.6%	(10.7)%
Income (loss) from operations	$2.7	0.6%	$(57.2)	(15.5)%	*

*	Not meaningful as a percentage

Net sales for the MHPS segment for the three months ended June 30, 2014 increased $61.6 million when compared to the same period in 2013. The increase was driven by general improvement in net sales for our port solutions equipment across our businesses, with the largest increase in Western Europe. Demand in our material handling businesses was essentially flat compared to the prior year period.

Gross profit for the three months ended June 30, 2014 increased $48.6 million when compared to the same period in 2013. Increased net sales and improved price realization contributed approximately $16 million to the improvement in gross profit. Restructuring and related charges were approximately $16 million lower in the current year period. Additionally, inventory charges were approximately $8 million lower in the current year period, contributing to the increase in gross profit.

SG&A costs for the three months ended June 30, 2014 decreased $11.3 million when compared to the same period in 2013. This decrease was primarily due to lower restructuring and related charges in the current year period.

Income (loss) from operations for the three months ended June 30, 2014 improved $59.9 million when compared to the same period in 2013. Improvement was primarily driven by improved net sales and lower restructuring and related costs in the current year period.

Materials Processing

	Three Months Ended June 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$183.1	—	$176.3	—	3.9%
Gross profit	$43.7	23.9%	$42.0	23.8%	4.0%
SG&A	$20.9	11.4%	$17.5	9.9%	19.4%
Income from operations	$22.8	12.5%	$24.5	13.9%	(6.9)%

Net sales for the MP segment for the three months ended June 30, 2014 increased by $6.8 million when compared to the same period in 2013. Net sales improvements were primarily in the North American market, partially offset by lower net sales in Australia and Latin America.

Gross profit for the three months ended June 30, 2014 increased by $1.7 million when compared to the same period in 2013. This slight improvement was primarily due to improved net sales in the current year period.

SG&A costs for the three months ended June 30, 2014 increased by $3.4 million when compared to the same period in 2013 primarily due to reversal of an accrual of approximately $2 million related to a legal case in the prior year period.

Income from operations for the three months ended June 30, 2014 decreased $1.7 million when compared to the same period in 2013. This was driven primarily by higher SG&A costs in the current year period.

Corporate / Eliminations

	Three Months Ended June 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(8.0)	—	$(40.5)	—	*
Loss from operations	$(11.8)	*	$(3.2)	*	*

*	Not meaningful as a percentage

Net sales amounts include elimination of intercompany sales activity among segments.

Interest Expense, Net of Interest Income

During the three months ended June 30, 2014, our interest expense net of interest income was $30.5 million, or $0.9 million higher than the same period in the prior year. This reflects slightly higher outstanding borrowing under our revolving credit agreement in the current year period, partially offset by reductions in the amount and interest rates on our term debt.

Loss on early extinguishment of debt

On May 16, 2013, we repaid $110.0 million of outstanding U.S. dollar denominated senior term bank debt and €83.5 million of outstanding Euro denominated term bank debt under the 2011 Credit Agreement. A loss of $5.2 million on early extinguishment of debt was recorded in the three months ended June 30, 2013, related to acceleration of unamortized debt acquisition costs and original issue discount associated with the term debt.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended June 30, 2014 was expense of $2.0 million, or $0.3 million lower expense when compared to the same period in the prior year.

Income Taxes

During the three months ended June 30, 2014, we recognized income tax expense of $40.0 million on income of $128.4 million, an effective tax rate of 31.2%, as compared to income tax expense of $27.7 million on income of $46.4 million, an effective tax rate of 59.7%, for the three months ended June 30, 2013.  The lower effective tax rate for the three months ended June 30, 2014 was primarily due to the reduced impact of losses not benefited when compared to the three months ended June 30, 2013.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations for the three months ended June 30, 2014 decreased by approximately $0.4 million when compared to the same period in the prior year.

Gain (Loss) on Disposition of Discontinued Operations

Gain (loss) on disposition of discontinued operations increased by $51.5 million due to the sale of the truck business in the current year period.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Consolidated

	Six Months Ended June 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$3,709.7	—	$3,515.2	—	5.5%
Gross profit	$757.2	20.4%	$672.4	19.1%	12.6%
SG&A	$521.3	14.1%	$523.3	14.9%	(0.4)%
Income from operations	$235.9	6.4%	$149.1	4.2%	58.2%

Net sales for the six months ended June 30, 2014 increased $194.5 million when compared to the same period in 2013.  Our AWP segment had significant growth in net sales from continued rental channel replenishment. Our MHPS segment also experienced net sales growth primarily from its port solutions businesses. Net sales in our Cranes segment were lower in most regions, with the exception of Western Europe and, combined with lower net sales in our Construction segment, partially offset net sales increases in our other segments.

Gross profit for the six months ended June 30, 2014 increased $84.8 million when compared to the same period in 2013. We experienced improvements in gross profit from most of our segments, led by our AWP and MHPS segments. Overall improvement was partially offset by weak performance in our Cranes segment, particularly in the beginning of the year.

SG&A costs decreased for the six months ended June 30, 2014 by $2.0 million when compared to the same period in 2013.  Cost reduction activities taken in prior periods in our Construction and MHPS segments are reflected in current period SG&A costs. However, higher SG&A costs in our AWP, Cranes and MP segments partially offset those improvements.

Income from operations increased for the six months ended June 30, 2014 by $86.8 million when compared to the same period in 2013.  The increase was primarily due to improved operating performance in our AWP, Construction and MHPS segments, partially offset by weaker performance in our Cranes and to a lesser extent MP segments.

Aerial Work Platforms

	Six Months Ended June 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,302.8	—	$1,115.7	—	16.8%
Gross profit	$297.3	22.8%	$265.5	23.8%	12.0%
SG&A	$101.6	7.8%	$91.9	8.2%	10.6%
Income from operations	$195.7	15.0%	$173.6	15.6%	12.7%

Net sales for the AWP segment for the six months ended June 30, 2014 increased $187.1 million when compared to the same period in 2013.  Net sales improvement was primarily due to continued replacement demand and capital expenditures for growth from the North American rental channels and continued replacement demand in Europe, partially offset by weaker demand in Latin America.

Gross profit for the six months ended June 30, 2014 was $297.3 million, an increase of $31.8 million when compared to the same period in 2013.  Increased net sales, improved price realization, partially offset by the mix of product sales, contributed approximately $25 million to the improvement in gross profit.

SG&A costs for the six months ended June 30, 2014 increased $9.7 million when compared to the same period in 2013.  Higher selling and marketing costs associated with higher net sales increased SG&A spending by approximately $3 million as compared to the prior year period. There was approximately $3 million higher engineering costs in the current year period. Additionally, allocation of corporate costs was approximately $3 million higher in the current year period.

Income from operations for the six months ended June 30, 2014 increased $22.1 million when compared to the same period in 2013.  The increase was due to items noted above, particularly increased net sales volume, partially offset by higher SG&A costs.

Construction

	Six Months Ended June 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$422.9	—	$438.5	—	(3.6)%
Gross profit	$45.6	10.8%	$40.4	9.2%	12.9%
SG&A	$46.6	11.0%	$60.1	13.7%	(22.5)%
Loss from operations	$(1.0)	(0.2)%	$(19.7)	(4.5)%	*

*	Not meaningful as a percentage

Net sales in the Construction segment for the six months ended June 30, 2014 decreased by $15.6 million when compared to the same period in 2013. The majority of the decline was due to divestitures of our roadbuilding business and portions of our compact construction business subsequent to the prior year quarter, partially offset by higher demand for our concrete mixer trucks.

Gross profit for the six months ended June 30, 2014 was $45.6 million, an increase of $5.2 million when compared to the same period in 2013.  The increase was primarily due to approximately $3 million of charges taken in the prior year period in connection with the sale of a portion of the roadbuilding business, which did not recur.

SG&A costs for the six months ended June 30, 2014 decreased $13.5 million when compared to the same period in 2013.   The impact of divestitures subsequent to the prior year quarter decreased SG&A costs in the current year period by approximately $5 million. Cost reduction activities taken in prior periods also contributed to approximately $3 million of lower SG&A costs in the current year period. Additionally, there was approximately $2 million of lower bad debt charges partially due to recoveries in the current year period. The allocation of corporate costs was approximately $2 million lower in the current year period.

Loss from operations for the six months ended June 30, 2014 improved $18.7 million when compared to the same period in 2013.  Improvement was primarily due to the impact of lower SG&A cost and lower costs in the current year period as a result of the sale of the divested businesses.

Cranes

	Six Months Ended June 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$897.1	—	$992.1	—	(9.6)%
Gross profit	$149.9	16.7%	$170.7	17.2%	(12.2)%
SG&A	$120.4	13.4%	$114.8	11.6%	4.9%
Income from operations	$29.5	3.3%	$55.9	5.6%	(47.2)%

Net sales for the Cranes segment for the six months ended June 30, 2014 decreased by $95.0 million when compared to the same period in 2013.  We have experienced declines in demand for mobile cranes in North America and Latin America and pick and carry cranes in Australia. In addition, we had lower sales into the Middle East and Southeast Asia. This was partially offset by improving sales for large crawler cranes and tower cranes, as well as an improving demand environment in Europe.

Gross profit for the six months ended June 30, 2014 decreased by $20.8 million when compared to the same period in 2013. In the prior year period, we recorded a $15 million charge for restructuring and related charges. Product sales mix and lower volume had a negative impact on gross profit when compared to the same period in 2013. Additionally, lower production levels at the end of 2013 have affected profitability from fixed costs having a larger impact on margins in the beginning of the current year period.

SG&A costs for the six months ended June 30, 2014 increased $5.6 million over the same period in 2013. Approximately $4 million higher engineering costs primarily related to Tier 4 compliance and new product development were incurred in the current year period.

Income from operations for the six months ended June 30, 2014 decreased $26.4 million when compared to the same period in 2013, resulting primarily from lower net sales and higher SG&A costs.

Material Handling & Port Solutions

	Six Months Ended June 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$799.6	—	$709.0	—	12.8%
Gross profit	$181.8	22.7%	$117.3	16.5%	55.0%
SG&A	$185.4	23.2%	$203.6	28.7%	(8.9)%
Loss from operations	$(3.6)	(0.5)%	$(86.3)	(12.2)%	*
*    Not meaningful as a percentage

Net sales for the MHPS segment for the six months ended June 30, 2014 increased $90.6 million when compared to the same period in 2013. The increase was driven by improvement in net sales for our port solutions businesses, with the largest increase in Western Europe. Demand in our material handling businesses was essentially flat compared to the prior year period.

Gross profit for the six months ended June 30, 2014 increased $64.5 million when compared to the same period in 2013. Increased net sales and improved price realization contributed approximately $27 million to the improvement in gross profit. Restructuring and related charges were approximately $16 million lower in the current year period. Additionally, inventory charges were approximately $8 million lower in the current year period, contributing to the increase in gross profit.

SG&A costs for the six months ended June 30, 2014 decreased $18.2 million when compared to the same period in 2013. This decrease was primarily due to lower restructuring and related charges in the current year period.

Loss from operations for the six months ended June 30, 2014 decreased $82.7 million when compared to the same period in 2013. Improvement was primarily driven by improved net sales and lower restructuring costs and related charges in the current year period.

Materials Processing

	Six Months Ended June 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$333.1	—	$330.6	—	0.8%
Gross profit	$75.9	22.8%	$73.7	22.3%	3.0%
SG&A	$42.2	12.7%	$37.5	11.3%	12.5%
Income from operations	$33.7	10.1%	$36.2	10.9%	(6.9)%

Net sales in the MP segment for the six months ended June 30, 2014 increased by $2.5 million when compared to the same period in 2013. Net sales improvements were primarily in the North American market but were partially offset by lower net sales in Australia and Latin America as well as lower parts sales in the current year period.

Gross profit for the six months ended June 30, 2014 increased by $2.2 million when compared to the same period in 2013.  This slight improvement was primarily due to improved net sales and product mix in the current year period.

SG&A costs for the six months ended June 30, 2014 increased by $4.7 million when compared to the same period in 2013 due to the reversal of an accrual of approximately $2 million related to a legal case in the prior year period. Additionally, higher selling and marketing costs associated with trade show activity in the beginning of the year increased SG&A costs from the prior year period.

Income from operations for the six months ended June 30, 2014 was $33.7 million, a decrease of $2.5 million from the comparable period in 2013. The decrease was driven primarily by higher SG&A costs in the current year period.

Corporate / Eliminations

	Six Months Ended June 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(45.8)	—	$(70.7)	—	*
Loss from operations	$(18.4)	*	$(10.6)	*	*

*	Not meaningful as a percentage

Net sales amounts include elimination of intercompany sales activity among segments.

Interest Expense, Net of Interest Income

During the six months ended June 30, 2014, our interest expense net of interest income was $59.6 million or $1.7 million lower than the same period in the prior year. This improvement was primarily driven by lower interest rates on our debt.

Loss on early extinguishment of debt

On May 16, 2013, we repaid $110.0 million of outstanding U.S. dollar denominated senior term bank debt and €83.5 million of outstanding Euro denominated term bank debt under the 2011 Credit Agreement. A loss of $5.2 million on early extinguishment of debt was recorded in the six months ended June 30, 2013, related to acceleration of unamortized debt acquisition costs and original issue discount associated with the term debt.

Other Income (Expense) – Net

Other income (expense) – net for the six months ended June 30, 2014 was expense of $4.9 million, an increase of $1.0 million when compared to the same period in the prior year.  The higher expense was primarily due to foreign exchange losses in the current year period compared to gains in the prior year period.

Income Taxes

During the six months ended June 30, 2014, we recognized income tax expense of $51.5 million on income of $171.4 million, an effective tax rate of 30.0%, as compared to income tax expense of $42.3 million on income of $78.7 million, an effective tax rate of 53.7%, for the six months ended June 30, 2013.  The lower effective tax rate for the six months ended June 30, 2014 was primarily due to the reduced impact of losses that did not produce tax benefits in the current period.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations for the six months ended June 30, 2014 decreased by approximately $1.1 million when compared to the same period in the prior year.

Gain (Loss) on Disposition of Discontinued Operations

Gain (loss) on disposition of discontinued operations increased by $50.0 million primarily due to the sale of the truck business in the current year period.

LIQUIDITY AND CAPITAL RESOURCES

We are continuing to focus on generating cash and promoting growth. During the second quarter of 2014 we repaid approximately $131 million under our revolving credit line with proceeds from the sale of the truck business. As a result, as of June 30, 2014 we increased our liquidity (cash and availability under our revolving credit line) by approximately $148 million as compared to March 31, 2014.

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets.  We had cash and cash equivalents of $364.3 million at June 30, 2014.  The majority of the cash held by our foreign subsidiaries is expected to be maintained locally because we plan to reinvest such cash and cash equivalents to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of these operations. Such cash could be used in the U.S., if necessary. Cash repatriated to the U.S. could be subject to incremental local and U.S. taxation. Currently, there are no trends, demands or uncertainties as a result of the Company’s cash re-investment policy that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility.

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

We had negative free cash flow of approximately $13 million in the six months ended June 30, 2014. This was primarily due to a higher accounts receivable balance from increased sales that have not yet been collected. We continue to anticipate generating between $200 million and $250 million of free cash flow during 2014.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

Six Months Ended 6/30/2014
Net cash provided by (used in) operating activities	24.5
Less: Capital expenditures	(37.3)
Free cash flow	$(12.8)

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

Our investment in financial services assets was approximately $193 million, net at June 30, 2014. We remain focused on expanding financing solutions in key markets like the U.S., Europe and China. We also anticipate using TFS to drive incremental sales by increasing direct customer financing through TFS in certain instances.

During 2014, our cash used in inventory was approximately $162 million as we made investments in businesses showing improved order and inquiry activity. Working capital as percent of trailing three month annualized net sales was 24.5% at June 30, 2014.

The following tables show the calculation of our working capital and trailing three months annualized sales as of June 30, 2014 (in millions):

Three Months Ended 6/30/2014
Net Sales	$2,055.1
x	4
Trailing Three Month Annualized Net Sales	$8,220.4

As of 6/30/14
Inventories	$1,779.0
Trade Receivables	1,368.4
Less: Trade Accounts Payable	(800.8)
Less: Customer Advances	(334.5)
Total Working Capital	$2,012.1

We have a credit agreement that provides us with a revolving line of credit of up to $500 million. The revolving line of credit consists of $250 million of available domestic revolving loans and $250 million of available multicurrency revolving loans. See Note K – “Long-Term Obligations,” in our Condensed Consolidated Financial Statements for information concerning an amendment to our credit agreement in November 2013. We had $415.2 million available for borrowing under our revolving credit facilities at June 30, 2014. The credit agreement also allows incremental commitments, which may be extended at the option of the lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both as long as we satisfy a secured debt financial ratio contained in the credit facilities. We had $80.5 million of outstanding borrowings under our revolving credit facilities as well as U.S. dollar and Euro denominated term loans in the amount of $492.6 million under our credit agreement as of June 30, 2014.

Interest rates charged under our credit agreement are subject to adjustment based on our consolidated leverage ratio. The U.S. dollar term loans bear interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 2.75%, with a floor of 0.75% on LIBOR. The Euro term loans bear interest at a rate of Euro Interbank Offer Rate (“EURIBOR”) plus 3.25%, with a floor of 0.75% on EURIBOR. At June 30, 2014, the weighted average interest rate on these term loans was 3.66%. The weighted average interest rate on our revolving credit amounts at June 30, 2014 was 5.36%.

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

In December 2013, our Board of Directors authorized the repurchase of up to $200 million of our outstanding shares of common stock through December 31, 2015. During the first half of 2014, we repurchased approximately 1.3 million shares for approximately $54 million under this program. In total, we have purchased approximately 2 million shares under this program for approximately $84 million through June 30, 2014. In each of March and June of 2014, we paid a $0.05 cash dividend to our shareholders. It is our intention to pay four quarterly dividends of $0.05 per share, for an aggregate of $0.20 per share, for the calendar year of 2014. However, future declarations of quarterly dividends and the establishment of future record of payment dates are subject to the determination of our Board of Directors.

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

In January 2014, we paid approximately $71 million for the remaining outstanding shares of Terex Material Handling & Port Solutions AG (“TMHPS”). We now own 100% of TMHPS.
Cash Flows

Cash provided by operations for the six months ended June 30, 2014 totaled $24.5 million, compared to cash provided by operations of $129.9 million for the six months ended June 30, 2013.  The change in cash from operations was primarily driven by higher cash used in working capital, partially offset by higher net income in the six months ended June 30, 2014 as compared to the prior year period.

Cash provided by investing activities for the six months ended June 30, 2014 was $120.1 million, compared to $1.4 million cash used in investing activities for the six months ended June 30, 2013. Proceeds from the sale of the truck business, partially offset by proceeds from the sale of portions of our roadbuilding product lines in the prior year period was the primary driver of the change.

Cash used in financing activities was $189.1 million for the six months ended June 30, 2014, compared to cash used in financing activities for the six months ended June 30, 2013 of $240.2 million. The decreased cash used in financing was primarily due to higher net debt repayments in the prior year period, partially offset by the purchase of noncontrolling interest shares, share repurchases and dividends paid in the current year period.

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

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies.  The major foreign currencies, among others, in which we do business are the Euro, Australian Dollar and British Pound.  We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts.  At June 30, 2014, we had foreign exchange contracts with a notional value of $482.7 million.

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

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar when compared to functional currencies of our major markets, which include the Euro, Australian Dollar and British Pound. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures. At June 30, 2014, we had foreign exchange contracts with a notional value of $482.7 million.  The fair market value of these arrangements, which represents the cost to settle these contracts, was a net gain of $0.5 million at June 30, 2014.

At June 30, 2014, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the six months ended June 30, 2014 would have had an approximately $3 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate, LIBOR and EURIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At June 30, 2014, approximately 33% of our debt was floating rate debt and the weighted average interest rate for all debt was 5.69%.

At June 30, 2014, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings impact on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at June 30, 2014 would have increased interest expense by approximately $1 million for the six months ended June 30, 2014.

Commodities Risk

Principal materials and components that we use in our manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. In the first half of 2014, minor, favorable input cost changes in some areas were largely off-set by unfavorable changes in other areas.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2014, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2014.

(b)	Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2014, we implemented an integrated suite of enterprise software at several of our businesses as part of a multi-year global implementation program. The implementation has involved changes to certain processes and related internal controls over financial reporting. We have reviewed the system and the controls affected and made appropriate changes as necessary.

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

There have been no material changes in the quarterly period ended June 30, 2014 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about our purchases during the quarter ended June 30, 2014 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
April 1, 2014 - April 30, 2014	425,949	$42.26	1,969,802	$119,000
May 1, 2014 - May 31, 2014	71,252	$42.10	2,041,054	$116,000
June 1, 2014 - June 31, 2014	—	$—	2,041,054	$116,000
Total	497,201	$42.24	2,041,054	$116,000

(1)	In December 2013, our Board of Directors authorized and the Company publicly announced the repurchase of up to $200 million of the Company’s outstanding common shares through December 31, 2015.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEREX CORPORATION
(Registrant)

Date:	July 24, 2014	/s/ Kevin P. Bradley
Kevin P. Bradley
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	July 24, 2014	/s/ Mark I. Clair
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