Form 10-Q
period 2014-09-30
TEREX CORP
filed 2014-10-30
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

F O R M   10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of outstanding shares of common stock:  108.4 million as of October 28, 2014.

The Exhibit Index begins on page 54.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of September 30, 2014 unless specifically noted otherwise, and includes financial information with respect to the subsidiaries of the Company listed below (all of which are 100%-owned) which were guarantors on September 30, 2014 (the “Guarantors”) of the Company’s 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”), its 6% Senior Notes Due 2021 (the “6% Notes”) and its 6-1/2% Senior Notes Due 2020 (the “6-1/2% Notes”).  See Note O – “Consolidating Financial Statements” to the Company’s September 30, 2014 Condensed Consolidated Financial Statements included in this Quarterly Report. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$1,809.8	$1,757.0	$5,519.5	$5,272.2
Cost of goods sold	(1,452.5)	(1,375.6)	(4,405.0)	(4,218.4)
Gross profit	357.3	381.4	1,114.5	1,053.8
Selling, general and administrative expenses	(240.5)	(242.8)	(761.8)	(766.1)
Income (loss) from operations	116.8	138.6	352.7	287.7
Other income (expense)
Interest income	2.3	1.5	4.8	5.0
Interest expense	(28.8)	(31.8)	(90.9)	(96.6)
Loss on early extinguishment of debt	(2.6)	—	(2.6)	(5.2)
Other income (expense) – net	(1.3)	(1.7)	(6.2)	(5.6)
Income (loss) from continuing operations before income taxes	86.4	106.6	257.8	185.3
(Provision for) benefit from income taxes	(27.7)	(22.8)	(79.2)	(65.1)
Income (loss) from continuing operations	58.7	83.8	178.6	120.2
Income (loss) from discontinued operations – net of tax	—	10.3	1.4	12.8
Gain (loss) on disposition of discontinued operations – net of tax	5.5	(0.4)	58.5	2.6
Net income (loss)	64.2	93.7	238.5	135.6
Net loss (income) attributable to noncontrolling interest	—	0.7	0.5	4.0
Net income (loss) attributable to Terex Corporation	$64.2	$94.4	$239.0	$139.6
Amounts attributable to Terex Corporation common stockholders:
Income (loss) from continuing operations	$58.7	$84.5	$179.1	$124.2
Income (loss) from discontinued operations – net of tax	—	10.3	1.4	12.8
Gain (loss) on disposition of discontinued operations – net of tax	5.5	(0.4)	58.5	2.6
Net income (loss) attributable to Terex Corporation	$64.2	$94.4	$239.0	$139.6
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.53	$0.76	$1.62	$1.12
Income (loss) from discontinued operations – net of tax	—	0.09	0.01	0.12
Gain (loss) on disposition of discontinued operations – net of tax	0.05	—	0.53	0.02
Net income (loss) attributable to Terex Corporation	$0.58	$0.85	$2.16	$1.26
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.51	$0.73	$1.55	$1.07
Income (loss) from discontinued operations – net of tax	—	0.08	0.01	0.11
Gain (loss) on disposition of discontinued operations – net of tax	0.05	—	0.51	0.02
Net income (loss) attributable to Terex Corporation	$0.56	$0.81	$2.07	$1.20
Weighted average number of shares outstanding in per share calculation
Basic	110.2	111.3	110.4	111.1
Diluted	115.4	116.2	115.7	116.0
Comprehensive income (loss)	$(106.6)	$183.3	$108.8	$113.5
Comprehensive loss (income) attributable to noncontrolling interest	—	0.7	0.9	4.0
Comprehensive income (loss) attributable to Terex Corporation	$(106.6)	$184.0	$109.7	$117.5

Dividends declared per common share	$0.05	$—	$0.15	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$344.5	$408.1
Trade receivables (net of allowance of $33.0 and $47.6 at September 30, 2014 and December 31, 2013, respectively)	1,196.2	1,176.8
Inventories	1,676.8	1,613.2
Other current assets	320.2	312.0
Current assets – discontinued operations	—	129.3
Total current assets	3,537.7	3,639.4
Non-current assets
Property, plant and equipment – net	739.5	789.4
Goodwill	1,184.7	1,245.6
Intangible assets – net	397.5	444.8
Other assets	430.3	401.9
Non-current assets – discontinued operations	—	15.6
Total assets	$6,289.7	$6,536.7

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$160.4	$86.8
Trade accounts payable	715.3	689.1
Accrued compensation and benefits	236.9	234.3
Accrued warranties and product liability	82.7	96.2
Customer advances	281.6	302.1
Other current liabilities	291.3	270.1
Current liabilities – discontinued operations	—	46.1
Total current liabilities	1,768.2	1,724.7
Non-current liabilities
Long-term debt, less current portion	1,691.5	1,889.9
Retirement plans	348.9	388.2
Other non-current liabilities	232.5	259.5
Non-current liabilities – discontinued operations	—	5.7
Total liabilities	4,041.1	4,268.0
Commitments and contingencies
Redeemable noncontrolling interest	—	53.9
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 124.5 and 123.7 shares at September 30, 2014 and December 31, 2013, respectively	1.2	1.2
Additional paid-in capital	1,249.4	1,247.5
Retained earnings	1,910.3	1,688.1
Accumulated other comprehensive income (loss)	(246.2)	(116.5)
Less cost of shares of common stock in treasury – 15.5 and 13.8 shares at September 30, 2014 and December 31, 2013, respectively	(697.0)	(630.2)
Total Terex Corporation stockholders’ equity	2,217.7	2,190.1
Noncontrolling interest	30.9	24.7
Total stockholders’ equity	2,248.6	2,214.8
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$6,289.7	$6,536.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$238.5	$135.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	118.2	117.6
(Gain) loss on disposition of discontinued operations	(58.5)	(2.6)
Deferred taxes	(10.7)	(6.1)
Stock-based compensation expense	36.1	30.0
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(65.9)	(95.9)
Inventories	(164.7)	(114.3)
Trade accounts payable	51.4	79.0
Customer advances	(2.7)	(3.3)
Other assets and liabilities	(62.6)	(35.8)
Other operating activities, net	37.5	58.9
Net cash provided by (used in) operating activities	116.6	163.1
Investing Activities
Capital expenditures	(58.6)	(60.9)
Proceeds from disposition of discontinued operations	162.2	0.7
Proceeds from sale of assets	3.0	45.2
Other investing activities, net	(7.4)	(1.4)
Net cash provided by (used in) investing activities	99.2	(16.4)
Financing Activities
Repayments of debt	(1,519.9)	(503.5)
Proceeds from issuance of debt	1,411.7	293.6
Distributions to noncontrolling interest	—	(18.4)
Purchase of noncontrolling interest	(73.4)	(228.1)
Share repurchases	(61.5)	(1.1)
Dividends paid	(16.5)	—
Other financing activities, net	(2.0)	9.6
Net cash provided by (used in) financing activities	(261.6)	(447.9)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(17.8)	(6.2)
Net Increase (Decrease) in Cash and Cash Equivalents	(63.6)	(307.4)
Cash and Cash Equivalents at Beginning of Period	408.1	678.0
Cash and Cash Equivalents at End of Period	$344.5	$370.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)
NOTE A – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2013 has been derived from and should be read in conjunction with the audited Consolidated Balance Sheet as of that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014.

Cash and cash equivalents at September 30, 2014 and December 31, 2013 include $15.5 million and $14.5 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

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

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern for a one year period subsequent to the date of the financial statements. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for all entities for the first annual period ending after December 15, 2016 and interim periods thereafter, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the determination or reporting of the Company’s financial results.

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Nine Months Ended
September 30, 2014
Balance at beginning of period	$106.1
Accruals for warranties issued during the period	55.8
Changes in estimates	2.9
Settlements during the period	(61.7)
Foreign exchange effect/other	(4.1)
Balance at end of period	$99.0

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

In October 2014, the Company announced that it has agreed to sell 51% of A.S.V., Inc., a part of the Construction segment. The transaction is expected to be completed before the end of 2014.

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

Business segment information is presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Sales
AWP	$598.7	$533.3	$1,901.5	$1,649.0
Construction	207.3	188.0	630.2	626.5
Cranes	419.7	453.0	1,316.8	1,445.1
MHPS	468.2	460.6	1,267.8	1,169.6
MP	155.6	147.7	488.7	478.3
Corporate and Other / Eliminations	(39.7)	(25.6)	(85.5)	(96.3)
Total	$1,809.8	$1,757.0	$5,519.5	$5,272.2
Income (loss) from Operations
AWP	$68.4	$80.7	$264.1	$254.3
Construction	1.6	(5.1)	0.6	(24.8)
Cranes	21.8	28.9	51.3	84.8
MHPS	17.6	18.5	14.0	(67.8)
MP	8.7	18.9	42.4	55.1
Corporate and Other / Eliminations	(1.3)	(3.3)	(19.7)	(13.9)
Total	$116.8	$138.6	$352.7	$287.7

	September 30, 2014	December 31, 2013
Identifiable Assets
AWP	$1,291.7	$937.2
Construction	1,437.1	1,012.5
Cranes	2,005.8	2,040.3
MHPS	2,927.0	2,989.5
MP	860.6	945.6
Corporate and Other / Eliminations	(2,232.5)	(1,533.3)
Discontinued operations	—	144.9
Total	$6,289.7	$6,536.7

NOTE C – INCOME TAXES

During the three months ended September 30, 2014, the Company recognized income tax expense of $27.7 million on income of $86.4 million, an effective tax rate of 32.1% as compared to income tax expense of $22.8 million on income of $106.6 million, an effective tax rate of 21.4%, for three months ended September 30, 2013.  The higher effective tax rate for the three months ended September 30, 2014 was primarily due to the reduced benefit from the release of uncertain tax positions partially offset by a more favorable geographic mix of earnings when compared to the three months ended September 30, 2013.

During the nine months ended September 30, 2014, the Company recognized income tax expense of $79.2 million on income of $257.8 million, an effective tax rate of 30.7% as compared to income tax expense of $65.1 million on income of $185.3 million an effective tax rate of 35.1%, for the nine months ended September 30, 2013.  The lower effective tax rate for the nine months ended September 30, 2014 was primarily due to the reduced impact of losses not benefited and a more favorable geographic mix of earnings partially offset by reduced benefits from the release of uncertain tax positions when compared to the nine months ended September 30, 2013.

As of September 30, 2014, the Company determined that it is appropriate to retain the valuation allowance on its deferred tax assets of its Italian subsidiaries. However, it is reasonably possible that, in the near term, continuing improvement in operating performance and other evidence could change the Company’s assessment of the realizability of the Italian deferred tax assets resulting in the reversal of all, or part of, the related valuation allowance.

NOTE D – DISCONTINUED OPERATIONS

On May 30, 2014, the Company sold its truck business, which was consolidated in the Construction segment, to Volvo Construction Equipment for approximately $160 million. The truck business manufactured and sold off-highway rigid and articulated haul trucks. Included in the transaction was the manufacturing facility in Motherwell, Scotland.

Due to the divestiture of this business and the Atlas business described below, reporting of these businesses has been included in discontinued operations for all periods presented. Cash flows from the Company’s discontinued operations are included in the Condensed Consolidated Statement of Cash Flows.

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$—	$53.6	$94.8	$169.8
Income (loss) from discontinued operations before income taxes	$—	$2.8	$1.7	$6.4
(Provision for) benefit from income taxes	—	7.5	(0.3)	6.4
Income (loss) from discontinued operations – net of tax	$—	$10.3	$1.4	$12.8

Gain (loss) on disposition of discontinued operations	$(0.8)	$—	$66.7	$3.5
(Provision for) benefit from income taxes	6.3	(0.4)	(8.2)	(0.9)
Gain (loss) on disposition of discontinued operations – net of tax	$5.5	$(0.4)	$58.5	$2.6

During the three and nine months ended September 30, 2014 the Company recorded a gain of $5.5 million and $57.0 million, respectively, related to the sale of its truck business. During the three months ended September 30, 2014, the Company recorded a benefit from income taxes of $5.8 million to correct the amount recorded in the second quarter related to the sale of its truck business. During the nine months ended September 30, 2014 and 2013 the Company recorded a gain of $1.5 million and $3.0 million, respectively, related to the sale of its Atlas heavy construction equipment and knuckle-boom cranes businesses based on contractually obligated earnings based payments from the purchaser. During the three and nine months ended September 30, 2013 the Company recorded a $0.4 million tax provision related to the sale of the Company’s Mining business.

The following table provides the amounts of assets and liabilities reported in discontinued operations in the Condensed Consolidated Balance Sheet (in millions) related to the truck business:

	September 30, 2014	December 31, 2013
Trade receivables, net	$—	$49.7
Inventories	—	73.6
Other current assets	—	6.0
Current assets – discontinued operations	$—	$129.3

Property, plant and equipment - net	$—	$9.5
Other assets	—	6.1
Non-current assets – discontinued operations	$—	$15.6

Trade accounts payable	$—	$35.9
Other current liabilities	—	10.2
Current liabilities – discontinued operations	$—	$46.1

Non-current liabilities – discontinued operations	$—	$5.7

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income (loss) from continuing operations attributable to Terex Corporation common stockholders	$58.7	$84.5	$179.1	$124.2
Income (loss) from discontinued operations–net of tax	—	10.3	1.4	12.8
Gain (loss) on disposition of discontinued operations–net of tax	5.5	(0.4)	58.5	2.6
Net income (loss) attributable to Terex Corporation	$64.2	$94.4	$239.0	$139.6
Basic shares:
Weighted average shares outstanding	110.2	111.3	110.4	111.1
Earnings per share – basic:
Income (loss) from continuing operations	$0.53	$0.76	$1.62	$1.12
Income (loss) from discontinued operations–net of tax	—	0.09	0.01	0.12
Gain (loss) on disposition of discontinued operations–net of tax	0.05	—	0.53	0.02
Net income (loss) attributable to Terex Corporation	$0.58	$0.85	$2.16	$1.26
Diluted shares:
Weighted average shares outstanding	110.2	111.3	110.4	111.1
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	5.2	4.9	5.3	4.9
Diluted weighted average shares outstanding	115.4	116.2	115.7	116.0
Earnings per share – diluted:
Income (loss) from continuing operations	$0.51	$0.73	$1.55	$1.07
Income (loss) from discontinued operations–net of tax	—	0.08	0.01	0.11
Gain (loss) on disposition of discontinued operations–net of tax	0.05	—	0.51	0.02
Net income (loss) attributable to Terex Corporation	$0.56	$0.81	$2.07	$1.20

The following table provides information to reconcile amounts reported on the Condensed Consolidated Statement of Comprehensive Income to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions):
Reconciliation of Amounts Attributable to Common Stockholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income (loss) from continuing operations	$58.7	$83.8	$178.6	$120.2
Noncontrolling interest (income) loss attributed to continuing operations	—	0.7	0.5	4.0
Income (loss) from continuing operations attributable to common stockholders	$58.7	$84.5	$179.1	$124.2

Weighted average options to purchase 0.1 million of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during each of the three and nine months ended September 30, 2014, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average options to purchase 0.2 million of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during each of the three and nine months ended September 30, 2013, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 0.5 million and 0.4 million shares were outstanding during the three and nine months ended September 30, 2014, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance. Weighted average restricted stock awards of 0.4 million shares were outstanding during the three and nine months ended September 30, 2013, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance. ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

The 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”) described in Note K – “Long-Term Obligations” are dilutive to the extent the volume-weighted average price of the Common Stock for the period evaluated was greater than $16.25 per share and earnings from continuing operations were positive. The volume-weighted average price of the Common Stock was greater than $16.25 per share for each of the three and nine months ended September 30, 2014 and 2013. The number of shares that were contingently issuable for the 4% Convertible Notes during the three and nine months ended September 30, 2014 was 4.2 million. The number of shares that were contingently issuable for the 4% Convertible Notes during the three and nine months ended September 30, 2013 was 3.8 million. See Note K – “Long-Term Obligations.”

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	September 30, 2014	December 31, 2013
Finished equipment	$455.0	$450.0
Replacement parts	175.9	168.4
Work-in-process	557.4	527.3
Raw materials and supplies	488.5	467.5
Inventories	$1,676.8	$1,613.2

Reserves for lower of cost or market value, excess and obsolete inventory were $141.1 million and $132.5 million at September 30, 2014 and December 31, 2013, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	September 30, 2014	December 31, 2013
Property	$113.6	$121.2
Plant	395.9	412.5
Equipment	713.7	720.1
Property, plant and equipment – gross	1,223.2	1,253.8
Less: Accumulated depreciation	(483.7)	(464.4)
Property, plant and equipment – net	$739.5	$789.4

NOTE H – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	Construction	Cranes	MHPS	MP	Total
Balance at December 31, 2013, gross	$140.6	$274.4	$235.9	$727.5	$207.6	$1,586.0
Accumulated impairment	(38.6)	(274.4)	(4.2)	—	(23.2)	(340.4)
Balance at December 31, 2013, net	102.0	—	231.7	727.5	184.4	1,245.6
Acquisitions	—	—	—	12.0	—	12.0
Foreign exchange effect and other	(1.2)	—	(11.7)	(56.5)	(3.5)	(72.9)
Balance at September 30, 2014, gross	139.4	274.4	224.2	683.0	204.1	1,525.1
Accumulated impairment	(38.6)	(274.4)	(4.2)	—	(23.2)	(340.4)
Balance at September 30, 2014, net	$100.8	$—	$220.0	$683.0	$180.9	$1,184.7

Intangible assets, net were comprised of the following as of September 30, 2014 and December 31, 2013 (in millions):

		September 30, 2014			December 31, 2013
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	8	$89.6	$(53.9)	$35.7	$91.6	$(48.7)	$42.9
Customer Relationships	15	338.9	(114.7)	224.2	354.7	(105.2)	249.5
Land Use Rights	57	18.2	(1.7)	16.5	18.4	(1.5)	16.9
Other	7	47.7	(40.3)	7.4	52.2	(40.4)	11.8
Total definite-lived intangible assets		$494.4	$(210.6)	$283.8	$516.9	$(195.8)	$321.1

Indefinite-lived intangible assets:
Tradenames		$113.7			$123.7
Total indefinite-lived intangible assets		$113.7			$123.7

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Aggregate Amortization Expense	$9.3	$10.4	$28.8	$32.3

Estimated aggregate intangible asset amortization expense (in millions) for each of the five years below is:

2014	$37.6
2015	$36.5
2016	$34.5
2017	$29.9
2018	$23.5

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

The Company has used and may use forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions.  The primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar.  The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of Accumulated other comprehensive income (“AOCI”) until the underlying hedged transactions are reported in the Company’s Condensed Consolidated Statement of Comprehensive Income.  The Company has used and may use interest rate swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt and changes in the fair value of fixed rate debt.  Primary exposure includes movements in the London Interbank Offer Rate (“LIBOR”).

Changes in the fair value of derivatives designated as fair value hedges are recognized in earnings as offsets to changes in fair value of exposures being hedged.  The change in fair value of derivatives designated as cash flow hedges are deferred in AOCI and are recognized in earnings as hedged transactions occur.  Contracts deemed ineffective are recognized in earnings immediately.

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

The Company is party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At September 30, 2014, the Company had $349.6 million notional amount of currency exchange forward contracts outstanding that were initially designated as hedge contracts, most of which mature on or before September 30, 2015.  The fair market value of these contracts at September 30, 2014 was a net loss of $1.2 million.  At September 30, 2014, $272.7 million notional amount ($1.1 million of fair value losses) of these forward contracts have been designated as, and are effective as, cash flow hedges of forecasted and specifically identified transactions.  During 2014 and 2013, the Company recorded the change in fair value for these cash flow hedges to AOCI and reclassified to earnings a portion of the deferred gain or loss from AOCI as the hedged transactions occurred and were recognized in earnings.

The Company records foreign exchange contracts at fair value on a recurring basis.  There were no interest rate swaps recorded as of September 30, 2014 and December 31, 2013. The foreign exchange contracts designated as hedging instruments are categorized under Level 1 of the ASC 820 hierarchy and are recorded at September 30, 2014 and December 31, 2013 as a net liability of $1.2 million and net asset of $3.8 million, respectively.  See Note A – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. The fair values of these foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date. The fair values of these contracts are based on the contract rate specified at the anticipated contracts’ settlement date and quoted forward foreign exchange prices at the reporting date.

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

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	September 30, 2014	December 31, 2013
Foreign exchange contracts	Other current assets	$9.0	$10.0
Liability Derivatives
Foreign exchange contracts	Other current liabilities	10.2	6.2
Total Derivatives		$(1.2)	$3.8

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	September 30, 2014	December 31, 2013
Foreign exchange contracts	Other current assets	$2.5	$4.1
Liability Derivatives
Foreign exchange contracts	Other current liabilities	0.2	0.8
Total Derivatives		$2.3	$3.3

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income and AOCI (in millions):

Gain (Loss) Recognized in AOCI on Derivatives:	Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Derivatives	2014	2013	2014	2013
Foreign exchange contracts	$(0.3)	$0.6	$(2.5)	$3.5
(Loss) Gain Reclassified from AOCI into Income (Effective):	Three Months Ended September 30,		Nine Months Ended September 30,
Account	2014	2013	2014	2013
Cost of goods sold	$0.1	$1.2	$2.2	$0.6
Other income (expense) – net	(0.4)	1.1	2.1	0.3
Total	$(0.3)	$2.3	$4.3	$0.9
Gain (Loss) Recognized in Income on Derivatives (Ineffective):	Three Months Ended September 30,		Nine Months Ended September 30,
Account	2014	2013	2014	2013
Other income (expense) – net	$0.5	$(1.6)	$(2.3)	$0.5

The following table provides the effect of derivative instruments that are not designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (in millions):

Gain (Loss) Recognized in Income on Derivatives not designated as hedges:	Three Months Ended September 30,		Nine Months Ended September 30,
Account	2014	2013	2014	2013
Cost of goods sold	$—	$0.5	$—	$0.8
Other income (expense) – net	1.6	(0.5)	0.2	(1.4)
Total	$1.6	$—	$0.2	$(0.6)

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

Unrealized net gains (losses), net of tax, included in AOCI are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$0.5	$2.5	$2.7	$(0.4)
Additional gains (losses) – net	(0.1)	2.4	0.3	4.3
Amounts reclassified to earnings	(0.2)	(1.8)	(2.8)	(0.8)
Balance at end of period	$0.2	$3.1	$0.2	$3.1

The estimated amount of existing gains for derivative contracts recorded in AOCI as of September 30, 2014 that are expected to be reclassified into earnings in the next twelve months is $0.2 million.

NOTE J – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions. From time to time the Company may initiate certain restructuring programs to better utilize its workforce and optimize facility utilization to match the demand for its products.

During the third quarter of 2014, the Company established a restructuring program in the MHPS segment to close one of its manufacturing facilities in Germany and relocate production. The expected benefits of this move are concentration of certain production processes in a single location enabling the segment to realize synergies and optimize its expense structure. The program is expected to cost $10.7 million, result in the reduction of 84 team members at that location and be completed in 2015.

During the second quarter of 2013, the Company established a restructuring program in the Construction segment related to the distribution organization for Europe, the Middle East and Asia. This program resulted in a more decentralized distribution function. The program cost $1.9 million, resulted in the reduction of 19 team members and was completed in 2014.

During the second quarter of 2013, the Company established a restructuring program in the MHPS segment resulting in the consolidation of certain production facilities and the redesign of certain back office functions. The program is expected to cost $19.4 million, result in the reduction of 299 team members and be completed in 2014.

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

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the nine months ended September 30, 2014, the cumulative amount of expenses incurred since inception of the programs from 2012 through 2014 and the total amount expected to be incurred (in millions):

	Amount incurred during the nine months ended September 30, 2014	Cumulative amount incurred through September 30, 2014	Total amount expected to be incurred
Construction	$(0.1)	$11.0	$11.0
MHPS	9.7	34.2	34.2
Total	$9.6	$45.2	$45.2

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the nine months ended September 30, 2014, the cumulative amount of expenses incurred since inception of the programs from 2012 and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred in the nine months ended September 30, 2014	$9.6	$—	$—	$9.6
Cumulative amount incurred through September 30, 2014	$39.4	$0.3	$5.5	$45.2
Total amount expected to be incurred	$39.4	$0.3	$5.5	$45.2

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the nine months ended September 30, 2014 (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Restructuring reserve at December 31, 2013	$25.4	$—	$—	$25.4
Restructuring charges	9.6	—	—	9.6
Cash expenditures	(13.4)	—	—	(13.4)
Restructuring reserve at September 30, 2014	$21.6	$—	$—	$21.6

NOTE K – LONG-TERM OBLIGATIONS

2014 Credit Agreement

On August 13, 2014 the Company entered into a new Credit Agreement (the “2014 Credit Agreement”), with the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent. In connection with the 2014 Credit Agreement, the Company terminated its existing amended and restated credit agreement, dated as of August 5, 2011, as amended (the “2011 Credit Agreement”), among the Company and certain of its subsidiaries, the lenders thereunder and Credit Suisse AG, as administrative agent and collateral agent, and related agreements and documents.

The 2014 Credit Agreement provides the Company with a senior secured revolving line of credit of up to $600 million that is available through August 13, 2019, a $230.0 million senior secured term loan and a €200.0 million senior secured term loan, which both mature on August 13, 2021. The 2014 Credit Agreement allows unlimited incremental commitments, which may be extended at the option of the existing or new lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both as long as the Company satisfies a senior secured debt financial ratio contained in the 2014 Credit Agreement.

The 2014 Credit Agreement requires the Company to comply with a number of covenants. The covenants limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its Common Stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. If the Company’s borrowings under its revolving line of credit are greater than 30% of the total revolving credit commitments, the 2014 Credit Agreement requires the Company to comply with certain financial tests, as defined in the 2014 Credit Agreement. If applicable, the minimum required levels of the interest coverage ratio would be 2.5 to 1.0 and the maximum permitted levels of the senior secured leverage ratio would be 2.75 to 1.0. The 2014 Credit Agreement also contains customary default provisions. The 2014 Credit Agreement also has various non-financial covenants, both requiring the Company to refrain from taking certain future actions (as described above) and requiring the Company to take certain actions, such as keeping its corporate existence in good standing, maintaining insurance, and providing its bank lending group with financial information on a timely basis.

In connection with the termination of the 2011 Credit Agreement, the Company recorded charges of $2.6 million for the accelerated amortization of debt acquisition costs and original issue discount as a loss on early extinguishment of debt for the three and nine months ended September 30, 2014.

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

As of September 30, 2014 and December 31, 2013, the Company had $479.6 million and $495.3 million, respectively, in U.S. dollar and Euro denominated term loans outstanding under its credit agreements. The weighted average interest rate on the term loans at September 30, 2014 and December 31, 2013 was 3.76% and 3.66%, respectively. The Company had $50.0 million and $117.7 million in U.S. dollar and Euro denominated revolving credit amounts outstanding as of September 30, 2014 and December 31, 2013, respectively. The weighted average interest rate on the revolving credit amounts at September 30, 2014 and December 31, 2013 was 2.15% and 5.30%, respectively.

The 2014 Credit Agreement incorporates facilities for issuance of letters of credit up to $400 million.  Letters of credit issued under the 2014 Credit Agreement letter of credit facility decrease availability under the $600 million revolving line of credit.  As of September 30, 2014 the Company had no letters of credit issued under the 2014 Credit Agreement. As of December 31, 2013, the Company had letters of credit issued under the 2011 Credit Agreement that totaled $54.2 million.  The 2014 Credit Agreement also permits the Company to have additional letter of credit facilities up to $300 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit. The Company had letters of credit issued under the additional letter of credit facilities of the 2014 Credit Agreement and 2011 Credit Agreement that totaled $21.9 million and $3.1 million as of September 30, 2014 and December 31, 2013, respectively.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2014 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $281.0 million and $283.1 million as of September 30, 2014 and December 31, 2013, respectively.

In total, as of September 30, 2014 and December 31, 2013, the Company had letters of credit outstanding of $302.9 million and $340.4 million, respectively. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

The Company and certain of its subsidiaries agreed to take certain actions to secure borrowings under the 2014 Credit Agreement.  As a result, the Company and certain of its subsidiaries entered into a Guarantee and Collateral Agreement with Credit Suisse, as collateral agent for the lenders, granting security to the lenders for amounts borrowed under the 2014 Credit Agreement.  The Company is required to (a) pledge as collateral the capital stock of the Company’s material domestic subsidiaries and 65% of the capital stock of certain of the Company’s material foreign subsidiaries, and (b) provide a first priority security interest in, and mortgages on, substantially all of the Company’s domestic assets.

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

The Company, as issuer of the 4% Convertible Notes, must separately account for the liability and equity components of the 4% Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance for interest cost to be recognized in subsequent periods.  The Company allocated $54.3 million of the $172.5 million principal amount of the 4% Convertible Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through June 2015.  The Company recorded a related deferred tax liability of $19.4 million on the equity component. During 2012 the Company purchased approximately 25% of the outstanding 4% convertible notes. The balance of the 4% Convertible Notes was $122.9 million at September 30, 2014.  The Company recognized interest expense of $10.0 million on the 4% Convertible Notes for the nine months ended September 30, 2014.  The interest expense recognized for the 4% Convertible Notes will increase as the discount is amortized using the effective interest method, which accretes the debt balance over its term to $128.8 million at maturity.  Interest expense on the 4% Convertible Notes throughout its term includes 4% annually of cash interest on the maturity balance of $128.8 million plus non-cash interest expense accreted to the debt balance as described.

The Company paid dividends of $0.05 per share on March 19, 2014, June 19, 2014 and September 19, 2014. Under the terms of the 4% Convertible Notes, these dividends changed the conversion ratio from 61.6206 at December 31, 2013 to 61.8566 shares of common stock at September 30, 2014.

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of September 30, 2014, as follows (in millions, except for quotes):

	Book Value	Quote	FV
6% Notes	$850.0	$1.03500	$880
4% Convertible Notes (net of discount)	$122.9	$1.97545	$243
6-1/2% Notes	$300.0	$1.04750	$314
2014 Credit Agreement Term Loan (net of discount) – USD	$228.1	$0.99750	$228
2014 Credit Agreement Term Loan (net of discount) – EUR	$251.6	$0.99875	$251

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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014			2013			2014			2013
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$0.2	$1.1	$—	$0.3	$2.1	$—	$0.6	$3.6	$—	$0.8	$6.2	$—
Interest cost	1.9	3.5	0.1	1.7	4.1	0.1	5.5	12.6	0.2	5.1	12.2	0.2
Expected return on plan assets	(2.3)	(1.0)	—	(2.3)	(1.8)	—	(6.9)	(4.9)	—	(6.8)	(5.2)	—
Amortization of actuarial loss	0.7	0.5	—	1.1	1.4	—	2.3	2.1	—	3.4	4.1	0.1
Other costs	—	—	—	—	(0.3)	—	—	—	—	—	(0.5)	—
Net periodic cost	$0.5	$4.1	$0.1	$0.8	$5.5	$0.1	$1.5	$13.4	$0.2	$2.5	$16.8	$0.3

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

The Company believes that the allegations in the suits are without merit, and Terex, its directors and the named executives will continue to vigorously defend against them. The Company believes that it has acted, and continues to act, in compliance with federal securities laws and ERISA law with respect to these matters. Accordingly, the Company has filed motions to dismiss the ERISA lawsuit and the securities lawsuit. These motions are currently pending before the court. The plaintiff in the stockholder derivative lawsuit has agreed with the Company to put this lawsuit on hold pending the outcome of the motion to dismiss in connection with the securities lawsuit.

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

As of September 30, 2014 and December 31, 2013, the Company’s maximum exposure to such credit guarantees was $45.4 million and $53.6 million, respectively, including total guarantees issued by Terex Cranes Germany GmbH, part of the Cranes segment, of $27.9 million and $34.7 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Buyback Guarantees

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of September 30, 2014 and December 31, 2013, the Company’s maximum exposure pursuant to buyback guarantees was $27.7 million and $46.7 million, respectively, including total guarantees issued by entities in the MHPS segment of $23.3 million and $35.1 million, respectively. The Company is generally able to mitigate some of the risk of these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $3 million and $4 million as of September 30, 2014 and December 31, 2013, respectively for the estimated fair value of all guarantees provided.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$64.2	$93.7	$238.5	$135.6
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment (CTA), net of (provision for) benefit from taxes of $9.2, $1.1, $11.0 and $(1.8), respectively	(176.3)	90.7	(134.6)	(26.4)
Derivative hedging adjustment, net of (provision for) benefit from taxes of $1.7, $(1.5), $2.7 and $(0.9), respectively	(0.3)	0.6	(2.5)	3.5
Debt and equity securities adjustment, net of (provision for) benefit from taxes of $0.0, $0.0, $0.0 and $0.6, respectively	0.1	—	0.1	(1.9)
Pension liability adjustment:
Amortization of actuarial (gain) loss, net of provision for (benefit from) taxes of $(0.4), $(0.8), $(1.4) and $(2.3), respectively	0.8	1.7	3.0	5.3
Foreign exchange and other effects, net of (provision for) benefit from taxes of $(1.6). $1.4, $(3.0) and $1.2, respectively	4.9	(3.4)	4.3	(2.6)
Total pension liability adjustment	5.7	(1.7)	7.3	2.7
Other comprehensive income (loss)	(170.8)	89.6	(129.7)	(22.1)
Comprehensive income (loss)	(106.6)	183.3	108.8	113.5
Comprehensive loss (income) attributable to noncontrolling interest	—	0.7	0.9	4.0
Comprehensive income (loss) attributable to Terex Corporation	$(106.6)	$184.0	$109.7	$117.5

Changes in Accumulated Other Comprehensive Income
The table below presents changes in AOCI by component for the three months ended September 30, 2014 and 2013. All amounts are net of tax (in millions).

	Three months ended September 30, 2014					Three months ended September 30, 2013
	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$33.8	$0.5	$—	$(109.7)	$(75.4)	$(103.0)	$2.5	$—	$(135.3)	$(235.8)
Other comprehensive income before reclassifications	(176.3)	(0.1)	0.1	4.9	(171.4)	90.7	2.4	—	(3.4)	89.7
Amounts reclassified from AOCI	—	(0.2)	—	0.8	0.6	—	(1.8)	—	1.7	(0.1)
Net other comprehensive Income (Loss)	(176.3)	(0.3)	0.1	5.7	(170.8)	90.7	0.6	—	(1.7)	89.6
Ending balance	$(142.5)	$0.2	$0.1	$(104.0)	$(246.2)	$(12.3)	$3.1	$—	$(137.0)	$(146.2)

The table below presents changes in AOCI by component for the nine months ended September 30, 2014 and 2013. All amounts are net of tax (in millions).

	Nine months ended September 30, 2014					Nine months ended September 30, 2013
	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(7.9)	$2.7	$—	$(111.3)	$(116.5)	$14.1	$(0.4)	$1.9	$(139.7)	$(124.1)
Other comprehensive income before reclassifications	(138.6)	0.3	0.1	4.3	(133.9)	(23.8)	4.3	—	(2.6)	(22.1)
Amounts reclassified from AOCI	4.0	(2.8)	—	3.0	4.2	(2.6)	(0.8)	(1.9)	5.3	—
Net Other Comprehensive Income (Loss)	(134.6)	(2.5)	0.1	7.3	(129.7)	(26.4)	3.5	(1.9)	2.7	(22.1)
Ending balance	$(142.5)	$0.2	$0.1	$(104.0)	$(246.2)	$(12.3)	$3.1	$—	$(137.0)	$(146.2)

Stock-Based Compensation

During the nine months ended September 30, 2014, the Company granted 1.0 million shares of restricted stock to its employees with a weighted average grant date fair value of $44.51 per share.  Approximately 63% of these restricted stock awards vest ratably over a three year period and approximately 37% cliff vest at the end of a three year period.  Approximately 11% of the shares granted are based on performance targets containing a market condition.  The Company used the Monte Carlo method to determine grant date fair value of $53.17 per share for the awards with a market condition granted on February 26, 2014.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

Grant date
February 26, 2014
Dividend yields	0.46%
Expected volatility	56.84%
Risk free interest rate	0.63%
Expected life (in years)	3

Share Repurchases and Dividends

In December 2013, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding shares of common stock through December 31, 2015. During the nine months ended September 30, 2014 the Company repurchased approximately 1.6 million shares for approximately $65 million under this program. In total, the Company has purchased approximately 2.4 million shares under this program for approximately $95 million through September 30, 2014. A portion of the share repurchases was executed prior to September 30, 2014 but cash settled in October. In each of February, May, July and October of 2014, the Company’s Board of Directors declared a $0.05 cash dividend to its shareholders.

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
The following is a summary of redeemable noncontrolling interest as of September 30, 2014 (in millions):

Balance at January 1, 2014	$53.9
Purchases	(53.7)
Foreign currency translation	(0.2)
Balance at September 30, 2014	$—
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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2014
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$0.5	$814.0	$1,214.4	$(219.1)	$1,809.8
Cost of goods sold	(0.4)	(675.1)	(996.1)	219.1	(1,452.5)
Gross profit	0.1	138.9	218.3	—	357.3
Selling, general and administrative expenses	0.7	(64.0)	(177.2)	—	(240.5)
Income (loss) from operations	0.8	74.9	41.1	—	116.8
Interest income	33.4	18.5	1.6	(51.2)	2.3
Interest expense	(41.4)	(4.0)	(34.6)	51.2	(28.8)
Loss on early extinguishment of debt	(1.5)	—	(1.1)	—	(2.6)
Income (loss) from subsidiaries	73.3	1.4	0.1	(74.8)	—
Other income (expense) – net	(11.9)	(4.3)	14.9	—	(1.3)
Income (loss) from continuing operations before income taxes	52.7	86.5	22.0	(74.8)	86.4
(Provision for) benefit from income taxes	6.7	(25.3)	(9.1)	—	(27.7)
Income (loss) from continuing operations	59.4	61.2	12.9	(74.8)	58.7
Income (loss) from discontinued operations – net of tax	—	—	—	—	—
Gain (loss) on disposition of discontinued operations – net of tax	4.8	—	0.7	—	5.5
Net income (loss)	64.2	61.2	13.6	(74.8)	64.2
Net loss (income) attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Terex Corporation	$64.2	$61.2	$13.6	$(74.8)	$64.2

Comprehensive income (loss), net of tax	$(106.6)	$60.9	$(110.5)	$49.6	$(106.6)
Comprehensive loss (income) attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Terex Corporation	$(106.6)	$60.9	$(110.5)	$49.6	$(106.6)

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2014
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$40.4	$2,616.4	$3,655.8	$(793.1)	$5,519.5
Cost of goods sold	(37.4)	(2,134.4)	(3,026.3)	793.1	(4,405.0)
Gross profit	3.0	482.0	629.5	—	1,114.5
Selling, general and administrative expenses	(4.2)	(198.0)	(559.6)	—	(761.8)
Income (loss) from operations	(1.2)	284.0	69.9	—	352.7
Interest income	97.2	55.1	3.3	(150.8)	4.8
Interest expense	(124.2)	(12.5)	(105.0)	150.8	(90.9)
Loss on early extinguishment of debt	(1.5)	—	(1.1)	—	(2.6)
Income (loss) from subsidiaries	273.0	5.5	(1.6)	(276.9)	—
Other income (expense) – net	(34.9)	(1.8)	30.5	—	(6.2)
Income (loss) from continuing operations before income taxes	208.4	330.3	(4.0)	(276.9)	257.8
(Provision for) benefit from income taxes	22.7	(99.4)	(2.5)	—	(79.2)
Income (loss) from continuing operations	231.1	230.9	(6.5)	(276.9)	178.6
Income (loss) from discontinued operations – net of tax	0.6	—	0.8	—	1.4
Gain (loss) on disposition of discontinued operations – net of tax	7.3	—	51.2	—	58.5
Net income (loss)	239.0	230.9	45.5	(276.9)	238.5
Net loss attributable to noncontrolling interest	—	—	0.5	—	0.5
Net income (loss) attributable to Terex Corporation	$239.0	$230.9	$46.0	$(276.9)	$239.0

Comprehensive income (loss), net of tax	$109.7	$231.3	$(66.2)	$(166.0)	$108.8
Comprehensive loss (income) attributable to noncontrolling interest	—	—	0.9	—	0.9
Comprehensive income (loss) attributable to Terex Corporation	$109.7	$231.3	$(65.3)	$(166.0)	$109.7

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2013
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$42.5	$783.9	$1,194.1	$(263.5)	$1,757.0
Cost of goods sold	(39.3)	(630.5)	(969.3)	263.5	(1,375.6)
Gross profit	3.2	153.4	224.8	—	381.4
Selling, general and administrative expenses	(1.0)	(59.4)	(182.4)	—	(242.8)
Income (loss) from operations	2.2	94.0	42.4	—	138.6
Interest income	67.7	88.6	1.8	(156.6)	1.5
Interest expense	(111.5)	(37.5)	(39.4)	156.6	(31.8)
Loss on early extinguishment of debt	—	—	—	—	—
Income (loss) from subsidiaries	102.2	3.6	0.2	(106.0)	—
Other income (expense) – net	(10.2)	1.2	7.3	—	(1.7)
Income (loss) from continuing operations before income taxes	50.4	149.9	12.3	(106.0)	106.6
(Provision for) benefit from income taxes	34.9	(49.1)	(8.6)	—	(22.8)
Income (loss) from continuing operations	85.3	100.8	3.7	(106.0)	83.8
Income (loss) from discontinued operations – net of tax	9.5	—	0.8	—	10.3
Gain (loss) on disposition of discontinued operations – net of tax	(0.4)	—	—	—	(0.4)
Net income (loss)	94.4	100.8	4.5	(106.0)	93.7
Net loss (income) attributable to noncontrolling interest	—	—	0.7	—	0.7
Net income (loss) attributable to Terex Corporation	$94.4	$100.8	$5.2	$(106.0)	$94.4

Comprehensive income (loss), net of tax	$184.0	$102.2	$24.2	$(127.1)	$183.3
Comprehensive loss (income) attributable to noncontrolling interest	—	—	0.7	—	0.7
Comprehensive income (loss) attributable to Terex Corporation	$184.0	$102.2	$24.9	$(127.1)	$184.0

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2013
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$125.5	$2,395.2	$3,542.4	$(790.9)	$5,272.2
Cost of goods sold	(118.5)	(1,935.4)	(2,955.4)	790.9	(4,218.4)
Gross profit	7.0	459.8	587.0	—	1,053.8
Selling, general and administrative expenses	(11.5)	(172.7)	(581.9)	—	(766.1)
Income (loss) from operations	(4.5)	287.1	5.1	—	287.7
Interest income	199.8	242.0	6.7	(443.5)	5.0
Interest expense	(310.8)	(109.8)	(119.5)	443.5	(96.6)
Loss on early extinguishment of debt	—	—	(5.2)	—	(5.2)
Income (loss) from subsidiaries	206.5	5.0	—	(211.5)	—
Other income (expense) – net	(31.5)	5.9	20.0	—	(5.6)
Income (loss) from continuing operations before income taxes	59.5	430.2	(92.9)	(211.5)	185.3
(Provision for) benefit from income taxes	68.6	(132.8)	(0.9)	—	(65.1)
Income (loss) from continuing operations	128.1	297.4	(93.8)	(211.5)	120.2
Income (loss) from discontinued operations – net of tax	11.9	—	0.9	—	12.8
Gain (loss) on disposition of discontinued operations – net of tax	(0.4)	—	3.0	—	2.6
Net income (loss)	139.6	297.4	(89.9)	(211.5)	135.6
Net loss (income) attributable to noncontrolling interest	—	—	4.0	—	4.0
Net income (loss) attributable to Terex Corporation	$139.6	$297.4	$(85.9)	$(211.5)	$139.6

Comprehensive income (loss), net of tax	$117.5	$298.1	$(127.7)	$(174.4)	$113.5
Comprehensive loss (income) attributable to noncontrolling interest	—	—	4.0	—	4.0
Comprehensive income (loss) attributable to Terex Corporation	$117.5	$298.1	$(123.7)	$(174.4)	$117.5

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2014
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$33.1	$2.2	$309.2	$—	$344.5
Trade receivables – net	13.9	350.4	831.9	—	1,196.2
Intercompany receivables	90.0	110.7	78.5	(279.2)	—
Inventories	—	389.2	1,287.6	—	1,676.8
Other current assets	85.1	45.7	189.4	—	320.2
Total current assets	222.1	898.2	2,696.6	(279.2)	3,537.7
Property, plant and equipment – net	68.6	130.7	540.2	—	739.5
Goodwill	—	170.1	1,014.6	—	1,184.7
Non-current intercompany receivables	1,558.1	2,292.7	42.1	(3,892.9)	—
Investment in and advances to (from) subsidiaries	4,130.6	197.2	153.5	(4,398.4)	82.9
Other assets	35.9	224.9	484.1	—	744.9
Total assets	$6,015.3	$3,913.8	$4,931.1	$(8,570.5)	$6,289.7

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$122.9	$2.4	$35.1	$—	$160.4
Trade accounts payable	12.8	220.6	481.9	—	715.3
Intercompany payables	13.1	65.4	200.7	(279.2)	—
Accruals and other current liabilities	94.4	147.6	650.5	—	892.5
Total current liabilities	243.2	436.0	1,368.2	(279.2)	1,768.2
Long-term debt, less current portion	1,199.9	9.3	482.3	—	1,691.5
Non-current intercompany payables	2,281.1	41.8	1,570.0	(3,892.9)	—
Retirement plans and other non-current liabilities	73.4	26.5	481.5	—	581.4
Total stockholders’ equity	2,217.7	3,400.2	1,029.1	(4,398.4)	2,248.6
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$6,015.3	$3,913.8	$4,931.1	$(8,570.5)	$6,289.7

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2014
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(189.3)	$175.2	$130.7	$—	$116.6
Cash flows from investing activities
Capital expenditures	(4.1)	(21.7)	(32.8)	—	(58.6)
Proceeds from disposition of discontinued operations	31.3	—	130.9	—	162.2
Proceeds from sale of assets	—	2.2	0.8	—	3.0
Intercompany investing activities (1)	212.6	—	—	(212.6)	—
Other investing activities, net	—	—	(7.4)	—	(7.4)
Net cash provided by (used in) investing activities	239.8	(19.5)	91.5	(212.6)	99.2
Cash flows from financing activities
Repayments of debt	(752.0)	(1.1)	(766.8)	—	(1,519.9)
Proceeds from issuance of debt	794.2	7.3	610.2	—	1,411.7
Purchase of noncontrolling interest	—	—	(73.4)	—	(73.4)
Share repurchases	(61.5)	—	—	—	(61.5)
Dividends paid	(16.5)	—	—	—	(16.5)
Intercompany financing activities (1)	—	(163.6)	(49.0)	212.6	—
Other financing activities, net	2.1	—	(4.1)	—	(2.0)
Net cash provided by (used in) financing activities	(33.7)	(157.4)	(283.1)	212.6	(261.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	(17.8)	—	(17.8)
Net increase (decrease) in cash and cash equivalents	16.8	(1.7)	(78.7)	—	(63.6)
Cash and cash equivalents at beginning of period	16.3	3.9	387.9	—	408.1
Cash and cash equivalents at end of period	$33.1	$2.2	$309.2	$—	$344.5

(1)	Intercompany investing and financing activities include cash pooling activity between Terex Corporation and Wholly-Owned Guarantors.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$324.1	$(168.5)	$7.5	$—	$163.1
Cash flows from investing activities
Capital expenditures	(6.7)	(18.0)	(36.2)	—	(60.9)
Proceeds from disposition of discontinued operations	(2.8)	—	3.5	—	0.7
Proceeds from sale of assets	4.4	34.4	6.4	—	45.2
Intercompany investing activities	(307.8)	(18.8)	(0.6)	327.2	—
Other investing activities, net	—	—	(1.4)	—	(1.4)
Net cash provided by (used in) investing activities	(312.9)	(2.4)	(28.3)	327.2	(16.4)
Cash flows from financing activities
Repayments of debt	(9.0)	—	(494.5)	—	(503.5)
Proceeds from issuance of debt	9.0	—	284.6	—	293.6
Purchase of noncontrolling interest	—	—	(228.1)	—	(228.1)
Distributions to noncontrolling interest	—	—	(18.4)	—	(18.4)
Share repurchases	(1.1)	—	—	—	(1.1)
Intercompany financing activities	—	174.0	153.2	(327.2)	—
Other financing activities, net	2.4	—	7.2	—	9.6
Net cash provided by (used in) financing activities	1.3	174.0	(296.0)	(327.2)	(447.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6.2)	—	(6.2)
Net increase (decrease) in cash and cash equivalents	12.5	3.1	(323.0)	—	(307.4)
Cash and cash equivalents at beginning of period	39.6	0.4	638.0	—	678.0
Cash and cash equivalents at end of period	$52.1	$3.5	$315.0	$—	$370.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a lifting and material handling solutions company. We are focused on operational improvement and delivering reliable, customer-driven solutions for a wide range of commercial applications, including the construction, infrastructure, quarrying, mining, manufacturing, transportation, energy and utility industries. We operate in five reportable segments: (i) Aerial Work Platforms (“AWP”); (ii) Construction; (iii) Cranes; (iv) Material Handling & Port Solutions (“MHPS”); and (v) Materials Processing (“MP”). Please refer to Note B – “Business Segment Information” in the accompanying Condensed Consolidated Financial Statements for a description of our segments.

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

Overview

Overall, our performance in the third quarter of 2014 was in line with our revised expectations that we announced in mid-September. Our AWP segment led the overall Company performance with good operating results. Our Construction segment also showed improved operating results for the quarter. Our MHPS segment had improved performance in its port businesses but softened somewhat in the material handling businesses. Our Cranes segment met our lowered expectations that we communicated in mid-September. Additionally, we experienced some softening in our MP segment.

Our AWP segment had a good third quarter, with improved net sales year-over-year in all major product categories (booms, scissors and telehandlers), and continued strong orders for its products in the North American, European, Asia Pacific and Chinese markets. Lower year-over-year order activity was limited to a difficult Latin American market. Margins were lower than the prior year period primarily due to higher factory and commodity costs, manufacturing start-up costs and the unfavorable effect of changes in the Brazilian currency, partially offset by higher sales volume and favorable price realization. We expected stronger growth going into the second half of the year than what has materialized and as a result, we removed approximately 500 team members from the business in the third quarter. We remain optimistic for this segment and expect that our actions will lead to more normal incremental margins going forward.

Our Construction segment continued on its path to profitability in the third quarter primarily as a result of portfolio rationalization and continued cost vigilance. Net sales in this segment were up year-over-year due to higher demand for our concrete mixer trucks. We are encouraged by these improved results and believe that this segment will continue to deliver positive operating results during the remainder of 2014.

Our Cranes segment weakened in the third quarter. Despite a positive trend in book-to-bill ratios over the first half of 2014, the Cranes order rate dropped significantly in the third quarter. The decline was driven by reduced demand for mobile cranes partially offset by strength in utilities. Additionally, Cranes customers in developing markets struggled to secure financing for orders scheduled for delivery in the second half of 2014. Despite continued market environment challenges, we expect sequential improvement from Cranes in the coming quarter.

Our MHPS segment had a solid third quarter. Net sales increased from the prior year period, particularly in Western Europe and North America for our port businesses but was partially offset by lower net sales in the material handling business. Actions taken in prior periods to reduce our cost structure for this segment improved results. We also continue to take further actions to adjust the cost structure of our MHPS segment and announced plans to close one of our manufacturing facilities and relocate production in an effort to improve the efficiency of our manufacturing footprint. While there is more work to do, we believe this business is on track for improved performance. We continue to expect the segment’s operating margin to improve moderately throughout the remainder of the year.

Our MP segment experienced softening in the third quarter. Markets for this business have improved in certain areas but are not improving everywhere. Additionally, margins for the third quarter were impacted by unfavorable product and geographical sales mix, lower factory utilization and increased engineering expenses related to product line expansion.

Our end markets remain difficult to predict but, we continue to be encouraged with our growth in Western Europe, with sales up 31% across our segments compared to the prior year quarter. The North American market was our strongest market and was up 3% overall versus the prior year quarter. The remaining markets, mostly developing markets, declined in the third quarter of 2014, somewhat offsetting the growth in North America and Western Europe.

We entered into a new credit facility in the third quarter, which extended the maturity dates on our term debt and revolving line of credit, increased our borrowing capacity on our revolving line of credit and lowered our interest cost. Our liquidity (cash and availability under our revolving credit line) increased by approximately $115 million when compared to June 30, 2014. Free cash flow was approximately $58 million in the nine months ended September 30, 2014 and we now expect to generate free cash flow for the full year 2014 at or near the low end of our previously announced range of between $200 million and $250 million.

Capital allocation activities continued as planned. We repurchased $11 million of the Company’s shares this quarter for a cumulative total of $95 million since the inception of the share buyback program in December 2013. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

Predicting markets has been challenging and in the near term we will be assuming flat markets and only performance improvements that we can control. We now expect earnings per share for the full year 2014 to be at or near the bottom of our previously announced range of $2.35 to $2.50, excluding restructuring and other unusual items, on net sales of between $7.3 billion and $7.5 billion. Looking forward, we have identified improvement opportunities from cost reduction actions, interest expense declines and tax rate improvements. We think we can accomplish these in the next two years and provide meaningful improvement in our earnings per share even assuming a flat market.

ROIC continues to be a unifying metric we use to measure our performance. ROIC and Non-GAAP Measures assist in showing how effectively we utilize capital invested in our operations. After-tax ROIC is determined by dividing the sum of NOPAT for each of the previous four quarters by the average of the sum of Total Terex Corporation stockholders’ equity plus Debt (as defined below) less Cash and cash equivalents for the previous five quarters. NOPAT for each quarter is calculated by multiplying Income (loss) from operations by a figure equal to one minus the effective tax rate of the Company. We believe returns on capital deployed in TFS do not represent our primary operations and, therefore, TFS finance receivable assets and results from operations have been excluded from the Non-GAAP Measures. The effective tax rate is equal to the (Provision for) benefit from income taxes divided by Income (loss) from continuing operations before income taxes for the respective quarter. Total Terex Corporation stockholders’ equity is adjusted to include redeemable noncontrolling interest as this item is deemed to be temporary equity and therefore should be included in the denominator of the ROIC ratio. Debt is calculated using amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ adjusted NOPAT as this represents the most recent 12-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) thereby providing, over the same time period as the numerator, four quarters of average invested capital.

Terex management and Board of Directors use ROIC as one of the primary measures to assess operational performance, including in connection with certain compensation programs. We use ROIC as a unifying metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at September 30, 2014 was 9.8%.

Amounts described below are reported in millions of U.S. dollars, except for the effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Sep ’14	Jun ’14	Mar ’14	Dec ’13	Sep ’13
Provision for (benefit from) income taxes	$27.7	$40.0	$11.5	$22.3
Divided by: Income (loss) before income taxes	86.4	128.4	43.0	106.0
Effective tax rate	32.1%	31.2%	26.7%	21.0%
Income (loss) from operations as adjusted	$119.7	$162.6	$76.3	$131.5
Multiplied by: 1 minus Effective tax rate	67.9%	68.8%	73.3%	79.0%
Adjusted net operating income (loss) after tax	$81.3	$111.9	$55.9	$103.9
Debt (as defined above)	$1,851.9	$1,922.5	$2,055.9	$1,976.7	$1,905.9
Less: Cash and cash equivalents	(344.5)	(364.3)	(390.5)	(408.1)	(370.6)
Debt less Cash and cash equivalents	1,507.4	1,558.2	1,665.4	1,568.6	1,535.3
Total Terex Corporation stockholders’ equity as adjusted	2,010.5	2,138.5	2,012.0	2,092.4	2,002.2
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$3,517.9	$3,696.7	$3,677.4	$3,661.0	$3,537.5

September 30, 2014 ROIC	9.8%
NOPAT as adjusted (last 4 quarters)	$353.0
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$3,618.1

	Three months ended 9/30/14	Three months ended 6/30/14	Three months ended 3/31/14	Three months ended 12/31/13
Reconciliation of income (loss) from operations:
Income (loss) from operations as reported	$116.8	$160.9	$75.0	$131.4
(Income) loss from operations for TFS	2.9	1.7	1.3	0.1
Income (loss) from operations as adjusted	$119.7	$162.6	$76.3	$131.5

Reconciliation of Terex Corporation stockholders’ equity:	As of 9/30/14	As of 6/30/14	As of 3/31/14	As of 12/31/13	As of 9/30/13
Terex Corporation stockholders’ equity as reported	$2,217.7	$2,331.6	$2,183.2	$2,190.1	$2,094.2
TFS Assets	(207.2)	(193.1)	(171.2)	(151.6)	(149.8)
Redeemable noncontrolling interest	—	—	—	53.9	57.8
Terex Corporation stockholders’ equity as adjusted	$2,010.5	$2,138.5	$2,012.0	$2,092.4	$2,002.2

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Consolidated

	Three Months Ended September 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,809.8	—	$1,757.0	—	3.0%
Gross profit	$357.3	19.7%	$381.4	21.7%	(6.3)%
SG&A	$240.5	13.3%	$242.8	13.8%	(0.9)%
Income from operations	$116.8	6.5%	$138.6	7.9%	(15.7)%

Net sales for the three months ended September 30, 2014 increased $52.8 million when compared to the same period in 2013.  Our AWP segment had growth in net sales from continued rental channel replenishment. Our Construction segment had growth in net sales from its material handling and concrete mixer product lines. Our MHPS segment also experienced net sales growth primarily from its port solutions businesses. Our MP segment experienced improved demand in the North American market, however, Australian and Indian markets were soft. These improvements were partially offset by lower net sales in our Cranes segment, particularly in the Middle Eastern and Australian markets.

Gross profit for the three months ended September 30, 2014 decreased $24.1 million when compared to the same period in 2013. We experienced declines in gross profit from all of our segments except for our Construction segment which showed a slight improvement.

SG&A costs for the three months ended September 30, 2014 decreased by $2.3 million when compared to the same period in 2013.  Lower SG&A costs in our MHPS and Construction segments were partially offset by higher SG&A costs in our AWP, Cranes and MP segments.

Income from operations for the three months ended September 30, 2014 decreased $21.8 million when compared to the same period in 2013.  The decrease was primarily due to lower operating performance in our AWP, Cranes, MHPS and MP segments, partially offset by improved performance in our Construction segment.

Aerial Work Platforms

	Three Months Ended September 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$598.7	—	$533.3	—	12.3%
Gross profit	$119.3	19.9%	$127.6	23.9%	(6.5)%
SG&A	$50.9	8.5%	$46.9	8.8%	8.5%
Income from operations	$68.4	11.4%	$80.7	15.1%	(15.2)%

Net sales for the AWP segment for the three months ended September 30, 2014 increased $65.4 million when compared to the same period in 2013.  Net sales improvement was primarily due to continued replacement demand and capital expenditures for growth from the North American rental channels and continued replacement demand in Europe, Asia Pacific and China, partially offset by weaker demand in Latin America.

Gross profit for the three months ended September 30, 2014 decreased $8.3 million when compared to the same period in 2013.  The decrease in gross profit was primarily due to approximately $9 million of transactional foreign exchange losses in Latin America, higher factory and commodity costs and manufacturing start-up costs, partially offset by approximately $4 million in improvements from increased net sales and favorable price realization.

SG&A costs for the three months ended September 30, 2014 increased $4.0 million when compared to the same period in 2013.  Higher selling and marketing costs associated with higher net sales increased SG&A spending by approximately $3 million as compared to the prior year period. Additionally, allocation of corporate costs was approximately $2 million higher in the current year period.

Income from operations for the three months ended September 30, 2014 decreased $12.3 million when compared to the same period in 2013.  The decrease was due to items noted above, particularly higher transactional foreign exchange losses in the current year period.

Construction

	Three Months Ended September 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$207.3	—	$188.0	—	10.3%
Gross profit	$24.6	11.9%	$18.8	10.0%	30.9%
SG&A	$23.0	11.1%	$23.9	12.7%	(3.8)%
Income (loss) from operations	$1.6	0.8%	$(5.1)	(2.7)%	*

*	Not meaningful as a percentage

Net sales for the Construction segment for the three months ended September 30, 2014 increased by $19.3 million when compared to the same period in 2013. Net sales increased due to improved demand for our material handling product line, specifically in Western Europe and Russia, as well as higher demand for our concrete mixer trucks.

Gross profit for the three months ended September 30, 2014 increased $5.8 million when compared to the same period in 2013. Net sales improvement, which combined with increased production utilization, contributed approximately $4 million to the increase in gross profit in the current year period.

SG&A costs for the three months ended September 30, 2014 decreased $0.9 million when compared to the same period in 2013.

Income (loss) from operations for the three months ended September 30, 2014 improved $6.7 million when compared to the same period in 2013.  Improvement was primarily due to the impact of increased net sales and increased production utilization.

Cranes

	Three Months Ended September 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$419.7	—	$453.0	—	(7.4)%
Gross profit	$75.5	18.0%	$82.1	18.1%	(8.0)%
SG&A	$53.7	12.8%	$53.2	11.7%	0.9%
Income from operations	$21.8	5.2%	$28.9	6.4%	(24.6)%

Net sales for the Cranes segment for the three months ended September 30, 2014 decreased by $33.3 million when compared to the same period in 2013.  We have experienced declines in demand for mobile cranes in the Middle East and Australia. This was partially offset by improving sales of utility products in North America.

Gross profit for the three months ended September 30, 2014 decreased by $6.6 million when compared to the same period in 2013. Product sales mix and lower volume had a negative impact on gross profit when compared to the same period in 2013.

SG&A costs for the three months ended September 30, 2014 increased $0.5 million over the same period in 2013 primarily due to investment in our service business infrastructure.

Income from operations for the three months ended September 30, 2014 decreased $7.1 million when compared to the same period in 2013, resulting primarily from lower net sales.

Material Handling & Port Solutions

	Three Months Ended September 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$468.2	—	$460.6	—	1.7%
Gross profit	$101.9	21.8%	$111.1	24.1%	(8.3)%
SG&A	$84.3	18.0%	$92.6	20.1%	(9.0)%
Income from operations	$17.6	3.8%	$18.5	4.0%	(4.9)%

Net sales for the MHPS segment for the three months ended September 30, 2014 increased $7.6 million when compared to the same period in 2013. The increase was driven by general improvement in net sales for our port solutions equipment across our businesses, with the largest increase in Western Europe, partially offset by lower net sales in our material handling businesses compared to the prior year period.

Gross profit for the three months ended September 30, 2014 decreased $9.2 million when compared to the same period in 2013. The decrease was primarily due to restructuring and related charges which were approximately $12 million higher in the current year period partially offset by approximately $4 million in lower inventory charges in the current year period.

SG&A costs for the three months ended September 30, 2014 decreased $8.3 million when compared to the same period in 2013. This decrease was primarily due to approximately $4 million of lower restructuring and related charges in the current year period. Additionally, there was approximately $3 million of lower bad debt charges in the current year period.

Income from operations for the three months ended September 30, 2014 decreased $0.9 million when compared to the same period in 2013. The decrease was primarily due to higher overall restructuring and related charges in the current year period.

Materials Processing

	Three Months Ended September 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$155.6	—	$147.7	—	5.3%
Gross profit	$29.8	19.2%	$37.0	25.1%	(19.5)%
SG&A	$21.1	13.6%	$18.1	12.3%	16.6%
Income from operations	$8.7	5.6%	$18.9	12.8%	(54.0)%

Net sales for the MP segment for the three months ended September 30, 2014 increased by $7.9 million when compared to the same period in 2013. Net sales improvements were primarily in the North American and select European markets, partially offset by lower net sales in Australia and Latin America.

Gross profit for the three months ended September 30, 2014 decreased by $7.2 million when compared to the same period in 2013. This decrease was primarily due to an unfavorable geographic mix of sales, as well as lower productivity in the current year period.

SG&A costs for the three months ended September 30, 2014 increased by $3.0 million when compared to the same period in 2013 primarily due to higher selling and marketing costs and investments in engineering activity in the current year period.

Income from operations for the three months ended September 30, 2014 decreased $10.2 million when compared to the same period in 2013. This was driven primarily by an unfavorable geographic mix of sales and lower productivity as well as higher SG&A costs in the current year period.

Corporate / Eliminations

	Three Months Ended September 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(39.7)	—	$(25.6)	—	*
Loss from operations	$(1.3)	*	$(3.3)	*	*

*	Not meaningful as a percentage

Net sales amounts include elimination of intercompany sales activity among segments.

Interest Expense, Net of Interest Income

During the three months ended September 30, 2014, our interest expense net of interest income was $26.5 million, or $3.8 million lower than the same period in the prior year. This reflects reductions in interest rates on our term debt and revolving credit facility.

Loss on early extinguishment of debt

In connection with the termination of the 2011 Credit Agreement, we recorded charges of $2.6 million for the accelerated amortization of debt acquisition costs and original issue discount as a loss on early extinguishment of debt for the three months ended September 30, 2014.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended September 30, 2014 was expense of $1.3 million, or $0.4 million lower expense when compared to the same period in the prior year primarily due to losses on asset sales in the prior year period.

Income Taxes

During the three months ended September 30, 2014, we recognized income tax expense of $27.7 million on income of $86.4 million, an effective tax rate of 32.1%, as compared to income tax expense of $22.8 million on income of $106.6 million, an effective tax rate of 21.4%, for the three months ended September 30, 2013.  The higher effective tax rate for the three months ended September 30, 2014 was primarily due to the reduced benefit from the release of uncertain tax positions partially offset by a more favorable geographic mix of earnings when compared to the three months ended September 30, 2013.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations for the three months ended September 30, 2014 decreased by $10.3 million when compared to the same period in the prior year as the truck business was sold in May 2014.

Gain (Loss) on Disposition of Discontinued Operations

The gain on disposition of discontinued operations was $5.9 million higher in the current year period primarily due to the sale of our truck business.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Consolidated

	Nine Months Ended September 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$5,519.5	—	$5,272.2	—	4.7%
Gross profit	$1,114.5	20.2%	$1,053.8	20.0%	5.8%
SG&A	$761.8	13.8%	$766.1	14.5%	(0.6)%
Income from operations	$352.7	6.4%	$287.7	5.5%	22.6%

Net sales for the nine months ended September 30, 2014 increased $247.3 million when compared to the same period in 2013.  Our AWP segment had significant growth in net sales from continued rental channel replenishment. Our MHPS segment also experienced net sales growth primarily from its port solutions businesses. Net sales in our Construction and MP segments improved slightly in the current year period. However, net sales in our Cranes segment were lower in the Middle East and Australia, partially offsetting net sales increases in our other segments.

Gross profit for the nine months ended September 30, 2014 increased $60.7 million when compared to the same period in 2013. We experienced improvements in gross profit from our AWP, Construction and MHPS segments. These improvements were partially offset by weak performance in our Cranes segment and a slight decline in our MP segment.

SG&A costs decreased for the nine months ended September 30, 2014 by $4.3 million when compared to the same period in 2013.  Cost reduction activities taken in prior periods in our Construction and MHPS segments are reflected in current period SG&A costs. Higher SG&A costs in our AWP, Cranes and MP segments partially offset those improvements.

Income from operations increased for the nine months ended September 30, 2014 by $65.0 million when compared to the same period in 2013.  The increase was primarily due to improved operating performance in our AWP, Construction and MHPS segments, partially offset by weaker performance in our Cranes and to a lesser extent MP segments.

Aerial Work Platforms

	Nine Months Ended September 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,901.5	—	$1,649.0	—	15.3%
Gross profit	$416.6	21.9%	$393.1	23.8%	6.0%
SG&A	$152.5	8.0%	$138.8	8.4%	9.9%
Income from operations	$264.1	13.9%	$254.3	15.4%	3.9%

Net sales for the AWP segment for the nine months ended September 30, 2014 increased $252.5 million when compared to the same period in 2013.  Net sales improvement was primarily due to continued replacement demand and capital expenditures for growth from the North American rental channels and continued replacement demand in Europe, Asia Pacific and China, partially offset by weaker demand in Latin America.

Gross profit for the nine months ended September 30, 2014 was $416.6 million, an increase of $23.5 million when compared to the same period in 2013.  Increased net sales, improved price realization, partially offset by the mix of product sales, higher factory and commodity costs and manufacturing start-up costs, contributed approximately $30 million to the improvement in gross profit. This improvement was partially offset by approximately $4 million of transactional foreign exchange losses in Latin America in the current year period.

SG&A costs for the nine months ended September 30, 2014 increased $13.7 million when compared to the same period in 2013.  Higher selling and marketing costs associated with higher net sales increased SG&A spending by approximately $6 million as compared to the prior year period. There was approximately $2 million higher in engineering costs in the current year period. Additionally, allocation of corporate costs was approximately $5 million higher in the current year period.

Income from operations for the nine months ended September 30, 2014 increased $9.8 million when compared to the same period in 2013.  The increase was due to items noted above, particularly increased net sales volume, partially offset by higher SG&A costs.

Construction

	Nine Months Ended September 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$630.2	—	$626.5	—	0.6%
Gross profit	$70.2	11.1%	$59.2	9.4%	18.6%
SG&A	$69.6	11.0%	$84.0	13.4%	(17.1)%
Income (loss) from operations	$0.6	0.1%	$(24.8)	(4.0)%	*

*	Not meaningful as a percentage

Net sales in the Construction segment for the nine months ended September 30, 2014 increased by $3.7 million when compared to the same period in 2013. The majority of the increase was primarily due to higher demand for our concrete mixer trucks and material handling products, partially offset by decreased net sales as a result of divestitures of our roadbuilding business.

Gross profit for the nine months ended September 30, 2014 was $70.2 million, an increase of $11.0 million when compared to the same period in 2013.  The increase was primarily due to improved factory utilization contributing approximately $4 million. Additionally, approximately $3 million of charges taken in the prior year period in connection with the sale of a portion of the roadbuilding business did not recur.

SG&A costs for the nine months ended September 30, 2014 decreased $14.4 million when compared to the same period in 2013.   The impact of divestitures decreased SG&A costs in the current year period by approximately $6 million. Cost reduction activities taken in prior periods also contributed to approximately $3 million of lower SG&A costs in the current year period. Additionally, there was approximately $2 million of lower bad debt charges partially due to recoveries in the current year period. The allocation of corporate costs was approximately $3 million lower in the current year period.

Income (loss) from operations for the nine months ended September 30, 2014 improved $25.4 million when compared to the same period in 2013.  Improvement was primarily due to the impact of lower SG&A costs, improved factory utilization and lower costs in the current year period as a result of the sale of the divested businesses.

Cranes

	Nine Months Ended September 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,316.8	—	$1,445.1	—	(8.9)%
Gross profit	$225.4	17.1%	$252.8	17.5%	(10.8)%
SG&A	$174.1	13.2%	$168.0	11.6%	3.6%
Income from operations	$51.3	3.9%	$84.8	5.9%	(39.5)%

Net sales for the Cranes segment for the nine months ended September 30, 2014 decreased by $128.3 million when compared to the same period in 2013.  We have experienced declines in demand for mobile cranes in North America, the Middle East and Australia. This was partially offset by improving sales for mobile cranes in Western Europe and tower cranes worldwide.

Gross profit for the nine months ended September 30, 2014 decreased by $27.4 million when compared to the same period in 2013. In the prior year period, we recorded approximately $15 million in charges for restructuring and related charges. Product sales mix and lower volume had a negative impact on gross profit when compared to the same period in 2013. Additionally, lower production levels at the end of 2013 have affected profitability from fixed costs having a larger impact on margins in the beginning of the current year period.

SG&A costs for the nine months ended September 30, 2014 increased $6.1 million over the same period in 2013. Approximately $5 million higher engineering costs, primarily related to Tier 4 compliance and new product development, were incurred in the current year period.

Income from operations for the nine months ended September 30, 2014 decreased $33.5 million when compared to the same period in 2013, resulting primarily from lower net sales and higher SG&A costs.

Material Handling & Port Solutions

	Nine Months Ended September 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,267.8	—	$1,169.6	—	8.4%
Gross profit	$283.7	22.4%	$228.4	19.5%	24.2%
SG&A	$269.7	21.3%	$296.2	25.3%	(8.9)%
Income (loss) from operations	$14.0	1.1%	$(67.8)	(5.8)%	*
*    Not meaningful as a percentage

Net sales for the MHPS segment for the nine months ended September 30, 2014 increased $98.2 million when compared to the same period in 2013. The increase was driven by improvement in net sales for our port solutions businesses, with the largest increase in Western Europe, partially offset by lower net sales in our material handling businesses compared to the prior year period.

Gross profit for the nine months ended September 30, 2014 increased $55.3 million when compared to the same period in 2013. Increased net sales and improved price realization contributed approximately $35 million to the improvement in gross profit. Restructuring and related charges were approximately $4 million lower in the current year period. Additionally, inventory charges were approximately $13 million lower in the current year period, contributing to the increase in gross profit.

SG&A costs for the nine months ended September 30, 2014 decreased $26.5 million when compared to the same period in 2013. This decrease was primarily due to approximately $23 million lower restructuring and related charges in the current year period.

Income (loss) from operations for the nine months ended September 30, 2014 improved $81.8 million when compared to the same period in 2013. This improvement was primarily driven by higher net sales and lower restructuring costs and related charges in the current year period.

Materials Processing

	Nine Months Ended September 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$488.7	—	$478.3	—	2.2%
Gross profit	$105.7	21.6%	$110.7	23.1%	(4.5)%
SG&A	$63.3	13.0%	$55.6	11.6%	13.8%
Income from operations	$42.4	8.7%	$55.1	11.5%	(23.0)%

Net sales in the MP segment for the nine months ended September 30, 2014 increased by $10.4 million when compared to the same period in 2013. Net sales improvements were primarily in the North American market but were partially offset by lower net sales in Australia and Latin America as well as lower parts sales in the current year period.

Gross profit for the nine months ended September 30, 2014 decreased by $5.0 million when compared to the same period in 2013.  This decrease was primarily due to an unfavorable geographic mix of sales, as well as decreased productivity in the current year period.

SG&A costs for the nine months ended September 30, 2014 increased by $7.7 million when compared to the same period in 2013. This was primarily due to approximately $3 million higher selling and marketing costs associated with trade show activity in the beginning of the year increased SG&A costs from the prior year period. Additionally, the reversal of an accrual of approximately $2 million related to a legal case in the prior year period contributed to lower SG&A costs in the current year period.

Income from operations for the nine months ended September 30, 2014 was $42.4 million, a decrease of $12.7 million from the comparable period in 2013. The decrease was driven primarily by higher SG&A costs, an unfavorable geographic mix of sales and lower productivity in the current year period.

Corporate / Eliminations

	Nine Months Ended September 30,
	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(85.5)	—	$(96.3)	—	*
Loss from operations	$(19.7)	*	$(13.9)	*	*

*	Not meaningful as a percentage

Net sales amounts include elimination of intercompany sales activity among segments.

Interest Expense, Net of Interest Income

During the nine months ended September 30, 2014, our interest expense net of interest income was $86.1 million or $5.5 million lower than the same period in the prior year. This improvement was primarily driven by lower interest rates on our debt.

Loss on early extinguishment of debt

In connection with the termination of the 2011 Credit Agreement, we recorded charges of $2.6 million for the accelerated amortization of debt acquisition costs and original issue discount as a loss on early extinguishment of debt for the nine months ended September 30, 2014.

On May 16, 2013, we repaid $110.0 million of outstanding U.S. dollar denominated senior term bank debt and €83.5 million of outstanding Euro denominated term bank debt under the 2011 Credit Agreement. A loss of $5.2 million on early extinguishment of debt was recorded in the nine months ended September 30, 2013, related to acceleration of unamortized debt acquisition costs and original issue discount associated with the term debt.

Other Income (Expense) – Net

Other income (expense) – net for the nine months ended September 30, 2014 was expense of $6.2 million, an increase of $0.6 million when compared to the same period in the prior year.  The higher expense was primarily due to foreign exchange losses in the current year period compared to gains in the prior year period.

Income Taxes

During the nine months ended September 30, 2014, we recognized income tax expense of $79.2 million on income of $257.8 million, an effective tax rate of 30.7%, as compared to income tax expense of $65.1 million on income of $185.3 million, an effective tax rate of 35.1%, for the nine months ended September 30, 2013.  The lower effective tax rate for the nine months ended September 30, 2014 was primarily due to the reduced impact of losses not benefited and a more favorable geographic mix of earnings partially offset by reduced benefits from the release of uncertain tax positions when compared to the nine months ended September 30, 2013.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations for the nine months ended September 30, 2014 decreased by $11.4 million when compared to the same period in the prior year as the truck business was sold in May 2014.

Gain (Loss) on Disposition of Discontinued Operations

Gain (loss) on disposition of discontinued operations increased by $55.9 million primarily due to the sale of the truck business in the current year period.

LIQUIDITY AND CAPITAL RESOURCES

We are continuing to focus on generating cash and improving margins. During the third quarter of 2014 we entered into a new credit facility, which extended the maturity dates on our term debt and revolving line of credit, increased borrowing capacity on our revolving line of credit and lowered our interest cost. Please refer to Note K – “Long-Term Obligations” in the accompanying Condensed Consolidated Financial Statements for further information on the new credit facility. Additionally, we repaid approximately $30.5 million under our revolving credit line with cash generated from operations. As a result, as of September 30, 2014 we increased our liquidity (cash and availability under our revolving credit line) by approximately $115 million as compared to June 30, 2014.

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets.  We had cash and cash equivalents of $344.5 million at September 30, 2014.  The majority of the cash held by our foreign subsidiaries is expected to be maintained locally because we plan to reinvest such cash and cash equivalents to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of these operations. Such cash could be used in the U.S., if necessary. Cash repatriated to the U.S. could be subject to incremental local and U.S. taxation. Currently, there are no trends, demands or uncertainties as a result of the Company’s cash re-investment policy that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility.

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

•
Our suppliers extend payment terms to us primarily based on our overall credit rating.  Declines in our credit rating may influence suppliers’ willingness to extend terms and in turn increase the cash requirements of our business.

•
Sales of our products are subject to general economic conditions, weather, competition, the translation effect of foreign currency exchange rate changes, and other factors that in many cases are outside our direct control.  For example, during periods of economic uncertainty, our customers have delayed purchasing decisions, which reduces cash generated from operations.

We had free cash flow of approximately $58 million in the nine months ended September 30, 2014. This was primarily due to net income for the period. We now expect to generate free cash flow for the full year 2014 at or near the low end of our previously announced range of between $200 million and $250 million.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

Nine Months Ended 9/30/2014
Net cash provided by (used in) operating activities	116.6
Less: Capital expenditures	(58.6)
Free cash flow	$58.0

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

Our investment in financial services assets was approximately $207 million, net at September 30, 2014. We remain focused on expanding financing solutions in key markets like the U.S., Europe and China. We also anticipate using TFS to drive incremental sales by increasing direct customer financing through TFS in certain instances.

During 2014, cash used in inventory was approximately $165 million as we made investments in businesses showing improved order and inquiry activity. Working capital as percent of trailing three month annualized net sales was 25.9% at September 30, 2014.

The following tables show the calculation of our working capital and trailing three months annualized sales as of September 30, 2014 (in millions):

Three Months Ended 9/30/2014
Net Sales	$1,809.8
x	4
Trailing Three Month Annualized Net Sales	$7,239.2

As of 9/30/14
Inventories	$1,676.8
Trade Receivables	1,196.2
Less: Trade Accounts Payable	(715.3)
Less: Customer Advances	(281.6)
Total Working Capital	$1,876.1

Our new credit agreement provides us with a revolving line of credit of up to $600 million. See Note K – “Long-Term Obligations,” in our Condensed Consolidated Financial Statements for information concerning our credit agreement. We had $550.0 million available for borrowing under our revolving credit facilities at September 30, 2014. The credit agreement also allows incremental commitments, which may be extended at the option of the lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both as long as we satisfy a secured debt financial ratio contained in the credit facilities. We had $50.0 million of outstanding borrowings under our revolving credit facilities as well as U.S. dollar and Euro denominated term loans totaling $479.6 million under our credit agreement as of September 30, 2014.

Interest rates charged under the revolving line of credit in our credit agreement are subject to adjustment based on our consolidated leverage ratio. The U.S. dollar term loans bear interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 2.75%, with a floor of 0.75% on LIBOR. The Euro term loans bear interest at a rate of Euro Interbank Offer Rate (“EURIBOR”) plus 3.25%, with a floor of 0.75% on EURIBOR. At September 30, 2014, the weighted average interest rate on these term loans was 3.76%. The weighted average interest rate on our revolving credit amounts at September 30, 2014 was 2.15%.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

The revolving line of credit under our credit facility matures in August 2019 and our term loans under our credit facility mature in August 2021.  Our 4% Convertible Senior Subordinated Notes mature in June 2015, our 6-1/2% Senior Notes mature April 1, 2020 and our 6% Senior Notes mature May 15, 2021.  See Note K – “Long-Term Obligations,” in our Condensed Consolidated Financial Statements.

In December 2013, our Board of Directors authorized the repurchase of up to $200 million of our outstanding shares of common stock through December 31, 2015. During the nine months ended September 30, 2014, we repurchased approximately 1.6 million shares for approximately $65 million under this program. In total, we have purchased approximately 2.4 million shares under this program for approximately $95 million through September 30, 2014. In each of March, June and September of 2014, we paid a $0.05 cash dividend to our shareholders. In October we declared a $0.05 per share dividend, for an aggregate of $0.20 per share, for the calendar year of 2014. Future declarations of quarterly dividends are subject to the determination of our Board of Directors.

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

Cash Flows

Cash provided by operations for the nine months ended September 30, 2014 totaled $116.6 million, compared to cash provided by operations of $163.1 million for the nine months ended September 30, 2013.  The change in cash from operations was primarily driven by higher cash used in working capital and other assets and liabilities, partially offset by higher income from continuing operations in the nine months ended September 30, 2014 as compared to the prior year period.

Cash provided by investing activities for the nine months ended September 30, 2014 was $99.2 million, compared to $16.4 million cash used in investing activities for the nine months ended September 30, 2013. Proceeds from the sale of the truck business, partially offset by proceeds from the sale of portions of our roadbuilding product lines in the prior year period was the primary driver of the change.

Cash used in financing activities was $261.6 million for the nine months ended September 30, 2014, compared to cash used in financing activities for the nine months ended September 30, 2013 of $447.9 million. The decreased cash used in financing was primarily due to lower purchases of noncontrolling interest shares and lower net debt repayments in the current year period, partially offset by share repurchases and dividends paid in the current year period.

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

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies.  The major foreign currencies, among others, in which we do business are the Euro, Australian Dollar and British Pound.  We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts.  At September 30, 2014, we had foreign exchange contracts with a notional value of $349.6 million that were initially designated as hedge contracts.

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

At September 30, 2014, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the nine months ended September 30, 2014 would have had an approximately $6 million impact on the translation effect reported in operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate, LIBOR and EURIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At September 30, 2014, approximately 31% of our debt was floating rate debt and the weighted average interest rate for all debt was 5.75%.

At September 30, 2014, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings impact on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at September 30, 2014 would have increased interest expense by approximately $2 million for the nine months ended September 30, 2014.

Commodities Risk

Principal materials and components that we use in our manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. In the first nine months of 2014, minor, favorable input cost changes in some areas were largely off-set by unfavorable changes in other areas.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2014, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2014.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the quarterly period ended September 30, 2014 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about our purchases during the quarter ended September 30, 2014 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
July 1, 2014 - July 31, 2014	—	$—	2,041,054	$116,000
August 1, 2014 - August 31, 2014	—	$—	2,041,054	$116,000
September 1, 2014 - September 30, 2014	350,000	$32.12	2,391,054	$104,760
Total	350,000	$32.12	2,391,054	$104,760

(1)	In December 2013, our Board of Directors authorized and the Company publicly announced the repurchase of up to $200 million of the Company’s outstanding common shares through December 31, 2015.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEREX CORPORATION
(Registrant)

Date:	October 30, 2014	/s/ Kevin P. Bradley
Kevin P. Bradley
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	October 30, 2014	/s/ Mark I. Clair
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

10.3
Amendment No. 1 to 1996 Terex Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.5 of the Form 10-K for the year ended December 31, 1999 of Terex Corporation, Commission File No. 1-10702). ***

10.4
Amendment No. 2 to 1996 Terex Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 of the Form 10-K for the year ended December 31, 1999 of Terex Corporation, Commission File No. 1-10702). ***

10.5
Terex Corporation Amended and Restated 2000 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008). ***

10.6
Form of Restricted Stock Agreement under the Terex Corporation 2000 Incentive Plan between Terex Corporation and participants of the 2000 Incentive Plan (incorporated by reference to Exhibit 10.4 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 1, 2005 and filed with the Commission on January 5, 2005). ***

10.7
Form of Option Agreement under the Terex Corporation 2000 Incentive Plan between Terex Corporation and participants of the 2000 Incentive Plan (incorporated by reference to Exhibit 10.5 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 1, 2005 and filed with the Commission on January 5, 2005). ***

10.8
Terex Corporation Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.10 of the Form 10-K for the year ended December 31, 2008 of Terex Corporation, Commission File No. 1-10702). ***

10.9
Terex Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 of the Form 10-Q for the quarter ended June 30, 2004 of Terex Corporation, Commission File No. 1-10702). ***

10.10
Amendment to the Terex Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008). ***

10.11
Terex Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 9, 2013 and filed with the Commission on May, 14, 2013). ***

10.12
Terex Corporation Amended and Restated 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 9, 2013 and filed with the Commission on May, 14, 2013). ***

10.13
Form of Restricted Stock Agreement (time based) under the Terex Corporation Amended and Restated 2009 Omnibus Incentive Plan between Terex Corporation and participants of the 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 of the Form 10-K for the year ended December 31, 2011 of Terex Corporation, Commission File No. 1-10702). ***

10.14
Form of Restricted Stock Agreement (performance based) under the Terex Corporation Amended and Restated 2009 Omnibus Incentive Plan between Terex Corporation and participants of the 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 of the Form 10-K for the year ended December 31, 2011 of Terex Corporation, Commission File No. 1-10702). ***

10.15
Credit Agreement dated as of August 13, 2014, among Terex Corporation, certain of its subsidiaries, the Lenders named therein and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated August 15, 2014 and filed with the Commission August 15, 2014).

10.16
Guarantee and Collateral Agreement dated as of August 13, 2014, among Terex Corporation, certain of its subsidiaries, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated August 15, 2014 and filed with the Commission August 15, 2014).

10.17
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

10.18
Amended and Restated Employment and Compensation Agreement, dated August 9, 2012, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated August 9, 2012 and filed with the Commission on August 13, 2012). ***

10.19
Life Insurance Agreement, dated as of October 13, 2006, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 13, 2006 and filed with the Commission on October 16, 2006). ***

10.20
Transition and Retirement Agreement between Terex Corporation and Phillip C. Widman, dated October 19, 2012 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 19, 2012 and filed with the Commission on October 22, 2012). ***

10.21
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