Form 10-K
period 2014-12-31
TEREX CORP
filed 2015-02-23
CIK 97216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $4,367 million based on the last sale price on June 30, 2014.

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK OUTSTANDING WAS 106.2 MILLION AS OF February 18, 2015.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

As used in this Annual Report on Form 10-K, unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.” This Annual Report generally speaks as of December 31, 2014, unless specifically noted otherwise.

Forward-Looking Information

Certain information in this Annual Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies and Uncertainties.” In addition, when included in this Annual Report or in documents incorporated herein by reference, the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

•	our business is cyclical and weak general economic conditions affect the sales of our products and financial results;

•	our ability to successfully integrate acquired businesses;

•	our need to comply with restrictive covenants contained in our debt agreements;

•	our ability to generate sufficient cash flow to service our debt obligations and operate our business;

•	our ability to access the capital markets to raise funds and provide liquidity;

•	our business is sensitive to government spending;

•	our business is highly competitive and is affected by our cost structure, pricing, product initiatives and actions taken by competitors;

•	our retention of key management personnel;

•	the financial condition of suppliers and customers, and their continued access to capital;

•	our providing financing and credit support for some of our customers;

•	we may experience losses in excess of recorded reserves;

•	the carrying value of our goodwill and other indefinite-lived intangible assets could become impaired;

•	our ability to obtain parts and components from suppliers on a timely basis at competitive prices;

•	our business is global and subject to changes in exchange rates between currencies, commodity price changes, regional economic conditions and trade restrictions;

•
our operations are subject to a number of potential risks that arise from operating a multinational business, including compliance with changing regulatory environments, the Foreign Corrupt Practices Act and other similar laws, and political instability;

•	a material disruption to one of our significant facilities;

•	possible work stoppages and other labor matters;

•	compliance with changing laws and regulations, particularly environmental and tax laws and regulations;

•	litigation, product liability claims, intellectual property claims, class action lawsuits and other liabilities;

•	our ability to comply with an injunction and related obligations imposed by the United States Securities and Exchange Commission (“SEC”);

•	disruption or breach in our information technology systems; and

•	other factors.

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
For the Year Ended December 31, 2014

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

Our Company was incorporated in Delaware in October 1986 as Terex U.S.A., Inc. We have changed significantly since that time, achieving $7.3 billion of net sales in 2014. Much of our growth has been accomplished through acquisitions, and as part of managing our portfolio of companies, we regularly consider the divestiture of non-core businesses and products. In the past ten years, we have also focused on becoming a superb operating company.

As we have expanded our operations, our business has become increasingly international in scope, with our products manufactured in North and South America, Europe, Australia and Asia and sold worldwide. We continue to focus on expanding our business globally, with a continued emphasis on developing markets such as China, India, Brazil and the Middle East.

For financial information about our industry and geographic segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note B – “Business Segment Information” in the Notes to the Consolidated Financial Statements.

AERIAL WORK PLATFORMS

Our Aerial Work Platforms (“AWP”) segment designs, manufactures, services and markets aerial work platform equipment, telehandlers and light towers. Products include portable material lifts, portable aerial work platforms, trailer-mounted articulating booms, self-propelled articulating and telescopic booms, scissor lifts, telehandlers and trailer-mounted light towers as well as their related components and replacement parts. Customers use these products to construct and maintain industrial, commercial and residential buildings and facilities and for other commercial operations, as well as in a wide range of infrastructure projects. We market aerial work platform products principally under the Terex® and Genie® brand names.

AWP has the following significant manufacturing operations:

•	Aerial work platform equipment is manufactured in Redmond and Moses Lake, Washington, Rock Hill, South Carolina, Umbertide, Italy, Coventry, England and Changzhou, China;

•	Telehandlers are manufactured in Moses Lake, Washington, Oklahoma City, Oklahoma and Umbertide, Italy; and

•	Trailer-mounted light towers are manufactured in Rock Hill, South Carolina.

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

CONSTRUCTION

Our Construction segment designs, manufactures and markets two primary categories of construction equipment and their related components and replacement parts:

•	Compact construction equipment, including loader backhoes, mini and midi excavators, wheeled excavators, site dumpers, compaction rollers, skid steer loaders and wheel loaders; and

•	Specialty equipment, including material handlers, concrete mixer trucks and concrete pavers.

Customers use these products in construction and infrastructure projects, in building roads, bridges, residential and commercial buildings, industrial sites and for material handling applications. We market our Construction products principally under the Terex® brand name, and for certain products, the Terex® name in conjunction with certain historic brand names.

Construction has the following significant manufacturing operations:

Compact Construction Equipment

•	Site dumpers, compaction rollers and loader backhoes, as well as certain products for our AWP segment, are manufactured in Coventry, England;

•	A range of wheel loaders, wheeled excavators and mini, mobile, and midi excavators are manufactured in Crailsheim, Germany; and

•	Loader backhoes and skid steer loaders are manufactured in Greater Noida, Uttar Pradesh, India for markets in India and neighboring countries .

Specialty Equipment

•	Material handlers are manufactured in Bad Schönborn, Germany;

•	Concrete pavers are manufactured in Canton, South Dakota; and

•	Front and rear discharge concrete mixer trucks are manufactured in Fort Wayne, Indiana.

Construction’s Americas distribution center is in Southaven, Mississippi and serves as a machine and parts center for Construction and other Terex operations.

On December 19, 2014, we completed the sale of 51% of A.S.V., Inc. to Manitex International, Inc. (“Manitex”), resulting in a joint venture in compact track and skid steer loaders that is 51% owned by Manitex and 49% owned by Terex.

CRANES

Our Cranes segment designs, manufactures, services, refurbishes and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, lattice boom truck cranes, utility equipment and truck-mounted cranes (boom trucks), as well as their related components and replacement parts. Customers use these products primarily for construction, repair and maintenance of commercial buildings, manufacturing facilities, construction and maintenance of utility and telecommunication lines, tree trimming and certain construction and foundation drilling applications and a wide range of infrastructure projects. We market our Cranes products principally under the Terex® brand name.

Cranes has the following significant manufacturing operations:

•	Rough terrain cranes are manufactured in Crespellano, Italy and Waverly, Iowa;

•	All-terrain cranes are manufactured in Montceau-les-Mines, France, Zweibrücken and Bierbach-Homburg, Germany;

•	Truck cranes are manufactured in Montceau-les-Mines, France and Waverly, Iowa;

•	Truck-mounted cranes are manufactured in Montceau-les-Mines, France and Waverly, Iowa;

•	Tower cranes are manufactured in Fontanafredda, Italy;

•	Lattice boom crawler cranes are manufactured in Oklahoma City, Oklahoma, Jinan, China, Zweibrücken and Bierbach-Homburg, Germany;

•	Pick and carry cranes are manufactured in Brisbane, Australia;

•	Lattice boom truck cranes are manufactured in Zweibrücken and Bierbach-Homburg, Germany;

•	Steel assemblies for cranes are manufactured in Bierbach-Homburg, Germany and Pecs, Hungary; and

•	Utility products are manufactured in Watertown and Huron, South Dakota, Fort Wayne, Indiana, Betim, Brazil and Jinan, China.

We have a minority interest in a Chinese company which manufactures truck cranes and truck-mounted cranes in China.

We also provide service and support for industrial cranes and aerial products in North America and refurbish aerial products in facilities located in Waco, Texas and Stockton, California.

MATERIAL HANDLING & PORT SOLUTIONS

Our Material Handling & Port Solutions (“MHPS”) segment designs, manufactures, services and markets industrial cranes, including universal cranes, process cranes, rope and chain hoists, electric motors, light crane systems and crane components as well as a diverse portfolio of port and rail equipment including mobile harbor cranes, straddle and sprinter carriers, rubber tired gantry cranes, rail mounted gantry cranes, ship-to-shore gantry cranes, reach stackers, empty container handlers, full container handlers, general cargo lift trucks, automated stacking cranes, automated guided vehicles and terminal automation technology, including software, as well as their related components and replacement parts. Customers use these products for lifting and material handling at manufacturing, port and rail facilities. Our MHPS segment also operates an extensive global sales and service network. We market our MHPS products under the Terex® and Demag® brand names and the Terex® name in conjunction with the Gottwald® brand name.

MHPS has the following significant manufacturing operations:

•	Universal cranes are manufactured in Luisenthal, Germany, Banbury, UK, Milan, Italy, Solon, Ohio, Cotia, Brazil, Boksburg, South Africa, Chakan, India and Shanghai, China;

•	Process cranes are manufactured in Slany, Czech Republic, Banbury, UK, Solon, Ohio, Boksburg, South Africa, Chakan, India, Shanghai, China and Cotia, Brazil;

•	Rope and chain hoists are manufactured in Wetter an der Ruhr, Germany, Shanghai, China, Milan, Italy and Cotia, Brazil;

•	Electric motors are manufactured in Uslar, Germany;

•	Light crane systems are manufactured in Shanghai, China, Cotia, Brazil, Chakan, India and Wetter an der Ruhr, Germany;

•	Mobile harbor cranes are manufactured in Düsseldorf, Germany and Xiamen, China;

•	Automated stacking cranes and automated guided vehicles are manufactured in Düsseldorf, Germany;

•	Rubber tired gantry cranes, rail mounted gantry cranes, ship-to-shore gantry cranes, reach stackers, empty container handlers and other material handling equipment are manufactured in Xiamen, China;

•	Reach stackers are manufactured in Montceau-les-Mines, France;

•	Straddle and sprinter carriers are manufactured in Würzburg, Germany; and

•	Empty container handlers, full container handlers and general cargo lift trucks are manufactured in Lentigione, Italy.

We offer a range of services for cranes and lifting equipment, port management software and logistics solutions, and operate a global network of service stations.

We have a 50% interest in a Singapore company that manufactures industrial cranes in eight locations around the world.

MATERIALS PROCESSING

Our Materials Processing (“MP”) segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders, biomass and hand-fed chippers and their related components and replacement parts. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries. We market our MP products principally under the Terex® and Powerscreen® brand names and the Terex® name in conjunction with certain historic brand names.

MP has the following significant manufacturing operations:

•	Mobile crushers, mobile screens and washing systems are manufactured in Omagh and Dungannon, Northern Ireland;

•	Mobile crushers, mobile screens, base crushers, base screens and washing systems are manufactured in Hosur, India, primarily for the Indian market;

•	Base crushers and base screens are manufactured in Subang Jaya, Malaysia and Oklahoma City, Oklahoma;

•	Screening equipment is manufactured in Durand, Michigan;

•	Base crushers are manufactured in Coalville, England; and

•	Hand-fed chippers and drum-style trailer-mounted and tracked biomass chippers are manufactured in Farwell, Michigan.

We have a North American distribution center in Louisville, Kentucky and service centers in Australia, Thailand and Turkey.

We have a 50% interest in a Chinese company that manufactures mobile crushers and mobile screens primarily for the Chinese market.

OTHER

We may assist customers in their rental, leasing and acquisition of our products through Terex Financial Services (“TFS”). TFS uses its equipment financing experience to provide financing solutions to our customers who purchase our equipment. TFS provides financing support primarily: (i) in the United States and on a limited basis in China, originating, underwriting, documenting, funding and servicing financing transactions directly with end-user customers, distributors and rental companies; and (ii) by facilitating loans and leases between our customers and third party financial institutions. Most of the transactions are fixed and floating rate loans. However, TFS also provides sales-type leases, operating leases and rentals. TFS, in the normal course of business, also sells loans and leases to financial institutions with which it has established relationships.

Although the on-book financing activities of TFS have primarily been limited to the United States and China, TFS is continually evaluating the need and opportunity to provide this capability in other countries. Additionally, in those countries in which TFS engages in on-book financing, TFS continually evaluates the level to which it utilizes third party funding versus direct customer financing to meet its business objectives.

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

Mergers and acquisitions played an important role in the history of our Company and we will continue to evaluate new opportunities that can enhance our business portfolio while creating opportunities to leverage market presence, operational capabilities, or both. However, our current focus is on operational improvement, not acquisitions, as the main driver of financial performance.

Over the past several years, we changed our business portfolio to better balance business drivers and strengthen the capabilities of our Company. We moved from what was predominantly a mining and construction equipment company to a more diverse portfolio that serves numerous end markets. Today, we are a lifting and material handling solutions company. Construction markets are still important to our success and are expected to contribute favorably as the U.S. and some European markets continue to recover, but several other economic drivers are also important to our success. These include global industrial activity, global trade, U.S. electricity demand and infrastructure maintenance. Service to the large installed base of our equipment that is now operating around the world is also an important opportunity that can favorably impact future results.

An important objective in developing our portfolio of businesses is market leadership. We may initially secure smaller positions, but our goal in acquiring and developing businesses is to be a top three competitor in the applications and geographies that we serve. This goal shapes acquisition, divestiture, and operating strategies in our Company. At the end of 2014, greater than 80% of our revenue was generated in areas where we are a top three competitor in the market served.

Operationally, we focus on three primary objectives:

1.	Customer Responsiveness

2.	Operational Efficiency

3.	Global Growth

We must excel in each of these areas in order to be a more effective and more profitable company long term, and strong performance in all three areas is central to the daily management of our Company.

Our Customer Responsiveness goal is to exceed the performance of competitors in providing equipment that goes to work and stays at work, backed by world-class parts and service support. Each of our businesses routinely measures customer satisfaction and develops roadmaps used to drive both step-change and incremental improvement in customer satisfaction. Our goal is annual improvement in our current businesses to achieve improved responsiveness versus our competition.

Our Operational Efficiency goal is to achieve the highest return on invested capital in our peer group. This implies an efficient factory footprint, efficient supply and delivery chains, and a lean mindset that helps eliminate waste throughout our processes for production, delivery, and service to the customer. It is our goal to provide the best value and have the ability to compete on price when necessary. Competition in all of our businesses is intense and we must position ourselves to compete more effectively during all phases of future business cycles.

Global Growth is also critical to our future success. A few of our businesses are focused in specific geographies, but most operate in global industries that require global presence. Collaboration across businesses, sharing of assets, and combined, one company approaches to market development are all critical to the efficient pursuit of global opportunities for growth. This applies in developing markets, where we continue to leverage factory and other investments made over the past several years. The same opportunities also exist in the more established US and European markets, where sharing of assets and infrastructure is also critical. Efficient sharing of underlying resources enables our businesses to focus on the things that customers value most and to better position our company to participate as developed markets recover and as developing markets continue to evolve and grow.

We remain committed to becoming a stronger and more effective company tomorrow than we are today. To succeed, we must focus on what makes our individual businesses strong while also working across businesses to harness the strength of the Company as a whole. Strategy plays an important role but, in the end, our success will be defined and driven by our people. People matter in our company, and it is the way that people work, both individually and collectively, that makes the difference between success and failure. Because of this, we work very hard on the composition of our team, on the values and culture of our company, and on the principles that guide our thinking each and every day. These principles are reflected in our purpose, mission, and vision, in a set of cultural characteristics that we call the Terex Way, and in the processes and practices that define the Terex Business System.

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

•	Servant Leadership: Servant leadership requires service to others, humility, authenticity and leading by example. We work to serve the needs of our customers, investors and team members.

•	Courage: Courage entails willingness to take risks, responsibility, action and empowerment. We have the courage to make a difference even when it is difficult.

•	Citizenship: Citizenship means social responsibility and environmental stewardship. We comply with all laws, respect all people’s values and cultures, and are good global, national and local citizens.

The Terex Business System

Our operational principles are based on the “Terex Business System,” or “TBS.” TBS is the framework around which we build our capabilities as a superb operating company to achieve our long-term goals. Founded on lean concepts, TBS is a set of guiding principles and business processes that collectively define how we do what we do. TBS is our playbook to deliver our customer, team member and financial goals. It aligns the Company globally with repeatable, teachable processes that harness the full potential of our team members, with each business segment implementing and adapting TBS to fit its manufacturing processes. TBS is not the business strategy; it supports the business strategy. We anticipate that TBS will provide us a competitive advantage using customer-centric tools that continually enhance responsiveness and eliminate waste.

PRODUCTS

AERIAL WORK PLATFORMS

AERIAL WORK PLATFORMS. Aerial work platform equipment safely positions workers and materials easily and quickly to elevated work areas to enhance productivity. These products have developed as alternatives to scaffolding and ladders. We offer a variety of aerial lifts that are categorized into six product families: portable material lifts; portable aerial work platforms; trailer-mounted articulating booms; self-propelled articulating and self-propelled telescopic booms; and scissor lifts.

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

TELEHANDLERS. Telehandlers move and place materials on residential and commercial construction sites and are used in the energy and infrastructure industries.

LIGHT TOWERS. Trailer-mounted light towers are used primarily to light work areas for construction, entertainment, emergency assistance and security during nighttime or low light applications.

CONSTRUCTION

COMPACT CONSTRUCTION EQUIPMENT. We manufacture a wide variety of compact construction equipment used primarily in the construction and rental industries. Products include loader backhoes, compaction rollers, excavators, site dumpers, skid steer loaders and wheel loaders.

•	Loader backhoes incorporate a front-end loader and rear excavator arm. They are used for loading, excavating and lifting in many construction and agricultural related applications.

•	Our compaction rollers range from pedestrian single drum to ride-on tandem drum rollers.

•	Excavators in the compact equipment category include mini, wheeled and midi excavators used in the general construction, landscaping and rental businesses.

•	Wheel loaders are used for loading and unloading materials. Applications include residential and non-residential construction, waste management and general construction.

•	Site dumpers are used to move materials from one location to another, and are primarily used for construction applications.

•	Skid steer loaders are used for loading and unloading materials in construction, industrial, rental, agricultural and landscaping businesses.

SPECIALTY EQUIPMENT. We manufacture material handlers, concrete mixer trucks and concrete pavers.

•	Material handlers are designed for handling logs, scrap, recycling and other bulky materials with clamshell, magnet or grapple attachments.

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

•
Rough terrain cranes move materials and equipment on rough or uneven terrain and are often located on a single construction or work site for long periods. Rough terrain cranes cannot be driven on highways and accordingly must be transported by truck to the work site.

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

TOWER CRANES. Tower cranes are often used in urban areas where space is constrained and in long-term or very high building sites. Tower cranes lift construction material and place the material at the point where it is being used. We produce the following types of tower cranes:

•
Self-erecting tower cranes unfold from sections and can be trailer mounted; certain larger models have a telescopic tower and folding jib. These cranes can be assembled on site in a few hours. Applications include residential and small commercial construction.

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

•
Luffing jib tower cranes have a tower and an angled jib assembled from sections. There is one A-frame above the jib to which suspension cables supporting the jib are attached. Unlike other tower cranes, there is no trolley to control linear movement of the load, which is accomplished by changing the jib angle. These cranes are assembled on-site in two to three days, and can increase in height with the project.

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

SERVICES. We offer a range of services for aerial work platform, construction, industrial crane and utility equipment consisting of inspections, preventative maintenance, general repairs, reconditioning, refurbishment, modernization and spare parts, as well as consultancy and training services. Our services are provided on our own products and on third-party products and related equipment.

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

PORT SOLUTIONS. We manufacture mobile harbor cranes, ship-to-shore gantry cranes, rubber tired and rail mounted gantry cranes, straddle carriers, sprinter carriers, reach stackers, empty container handlers, full container handlers, general cargo lift trucks, automated stacking cranes, automated guided vehicles and software solutions for logistic terminals.

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

•
Automated stacking cranes are able to stack and manage shipping container storage either automatically, semi-automatically or manually. They also form the link between quayside and landside equipment such as ship-to-shore cranes, transport vehicles and trucks.

•
Automated guided vehicles can carry containers of varying size. The vehicles are controlled and supplied with data and orders by our proprietary designed software. Automated guided vehicles find their routes by transponders, i.e. electro-magnetic route markers embedded into the ground of the terminal, which navigate and control the vehicles. In large container terminals involving container transport, storage and transloading, automated guided vehicles work hand-in-hand with automated stacking cranes.

MATERIALS PROCESSING

Materials processing equipment is used in processing aggregate materials for building applications and is also used in the quarrying, mining, demolition, recycling, landscaping and biomass production industries. Our materials processing equipment includes crushers, screens and feeders, washing systems as well as wood and biomass chippers.

We manufacture a range of jaw, impactor (both horizontal and vertical shaft) and cone crushers, as well as base crushers for integration within mobile, modular and static plants.

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

PRODUCT CATEGORY SALES

The following table lists our main product categories and their percentage of our total sales:

	PERCENTAGE OF SALES
PRODUCT CATEGORY	2014	2013	2012
Aerial Work Platforms	26%	24%	20%
Mobile Telescopic & Truck Cranes	11	15	16
Port Equipment	11	9	9
Material Handling	10	10	7
Materials Processing Equipment	7	9	13
Compact Construction Equipment	7	7	8
Services	7	7	6
Lattice Boom Crawler & Tower Cranes	7	6	5
Telehandlers & Light Construction Equipment	6	5	4
Utility Equipment	4	5	4
Specialty Equipment	4	3	8
TOTAL	100%	100%	100%

BACKLOG

Our backlog as of December 31, 2014 and 2013 was as follows:

	December 31,
	2014	2013
	(in millions)
AWP	$698.4	$294.4
Construction	137.9	165.6
Cranes	538.5	501.2
MHPS	574.8	805.3
MP	51.4	61.2
Total	$2,001.0	$1,827.7

We define backlog as firm orders that are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time. Our backlog orders represent primarily new equipment orders. Parts orders are generally filled on an as-ordered basis.

Our management views backlog as one of many indicators of the performance of our business. Because many variables can cause changes in backlog, and these changes may or may not be of any significance, we consequently view backlog as an important, but not necessarily determinative, indicator of future results. High backlog can indicate a high level of future sales; however, when backlogs are high, this may also reflect a high level of production delays, which may result in future order cancellations from disappointed customers. Low backlog may indicate less future sales; however, they may also reflect a rapid ability to fill orders that is appreciated by our customers.

Our overall backlog amounts at December 31, 2014 increased $173.3 million from our backlog amounts at December 31, 2013, primarily due to timing differences in order patterns in AWP offset by decreases in MHPS due to significant shipments of Port Automation products at year end. The translation effect of foreign exchange rates negatively impacted backlog year-over-year by approximately 7%.

AWP segment backlog at December 31, 2014 increased approximately 137% from our backlog amounts at December 31, 2013 This increase over the prior year was primarily due to timing differences in order patterns from large rental customers where fleet orders were placed at the end of 2014 for deliveries in 2015.

Construction segment backlog at December 31, 2014 decreased approximately 17% from December 31, 2013. This decrease over the prior year was primarily due to timing differences in order patterns for specialty equipment.

The backlog at our Cranes segment increased approximately 7% from December 31, 2013. This increase over the prior year was driven mostly by higher orders of all terrain cranes and utilities products, partially offset by large crawler cranes. Foreign exchange negatively impacted 2014 backlog by approximately 5% when compared to 2013.

Our MHPS segment backlog decreased approximately 29% from December 31, 2013. This decrease was primarily due to delivery of the previously announced major automation projects during 2014.

Our MP segment backlog at December 31, 2014 decreased approximately 16% from December 31, 2013. This decrease over the prior year was primarily due to a decrease in order intake levels in 2014, particularly for static and modular crushing and screening products.

DISTRIBUTION

We distribute our products through a global network of dealers, rental companies, major accounts and direct sales to customers.

AERIAL WORK PLATFORMS

Our aerial work platform, telehandler and light tower products are distributed principally through a global network of rental companies, independent distributors and, to a lesser extent, strategic accounts. We employ sales representatives who service these channel partners from offices located throughout the world.

CONSTRUCTION

We distribute compact construction equipment primarily through a network of independent and rental distributors throughout the world. We distribute loader backhoes, compaction rollers and skid steer loaders manufactured in India through a network of approximately 50 distributors located in India, Nepal and neighboring countries.

We distribute material handlers primarily through a network of independent distributors throughout the world. Our distributors are predominantly independent businesses, which generally serve the construction, mining, forestry and/or scrap industries. Although these distributors may carry products from a variety of manufacturers, they generally carry only one manufacturer’s “brand” of each particular type of product. We sell concrete pavers to end user customers directly.

We sell concrete mixer trucks primarily directly to customers and through independent distributors in certain regions of the United States and Canada.

CRANES

We market our crane products globally, optimizing assorted channel marketing systems including a distribution network and a direct sales force. We have direct sales, primarily to specialized crane rental companies, in certain crane markets such as Australia, the United Kingdom, Germany, Spain, Belgium, Italy, France and Scandinavia to offer comprehensive service and support to customers. Distribution via a distributor network is often utilized in other geographic areas, including the United States.

We sell utility equipment to the utility and municipal markets through a direct sales effort in certain territories and through a network of independent distributors in North America. Outside of North America, independent distributors sell our utility equipment directly to customers.

MATERIAL HANDLING & PORT SOLUTIONS

Our port equipment products are sold both directly to customers and through independent distributors to port and terminal operators and serviced either by our service organization or independent service providers. Our material handling products are also sold directly or indirectly, via independent distributors, to our end market customers.

MATERIALS PROCESSING

We distribute our products through a global network of independent distributors, rental companies, major accounts and direct sales to customers.

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

Product change driven by regulations requiring Tier 4 emissions compliance in most of our diesel engine powered machinery has been an important part of our engineering priorities over the last several years and will be a major emphasis of our product development programs through 2017 as we move through the engine-horsepower dependent phase-in of Tier 4 regulations across our various diesel-engine equipped products. We have also focused on producing more cost-effective, ecologically sound product solutions with the development of lithium-ion battery-powered automated guided vehicles in our MHPS segment, rough terrain hybrid scissor lifts and booms in our AWP segment, a hybrid utility truck in our Cranes segment, and a diesel-electric jaw crusher in our MP segment.

Costs incurred to develop new products and improve existing products increased in 2013 as compared to 2012 due to new product development, more rigorous test and validation procedures to improve reliability, emissions compliance work, work associated with ramping up production and remained flat in 2014 as compared to 2013. Engineering costs for these activities were $86.9 million, $85.3 million and $71.7 million in 2014, 2013 and 2012, respectively. We have continued our commitment to appropriate levels of engineering spending, commensurate with our level of vertical integration, in order to meet our customer needs, uphold competitive functionality of our products and maintain regulatory compliance in all the markets that we serve.

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

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS
Aerial Work Platforms	Portable Material Lifts and Portable Aerial Work Platforms	Oshkosh (JLG), Vestil, Sumner and Wesco

	Boom Lifts	Oshkosh (JLG), Haulotte, Linamar (Skyjack), Xtreme/Tanfield (Snorkel) and Aichi

	Scissor Lifts	Oshkosh (JLG), Linamar (Skyjack), Haulotte, Manitou and Xtreme/Tanfield (Snorkel)

	Telehandlers	Oshkosh (JLG, Skytrak, Caterpillar and Lull brands), JCB, CNH, Merlo and Manitou (Gehl)

	Trailer-mounted Light Towers	Allmand Bros., Generac, Wacker Neuson and Doosan

Construction	Material Handlers	Liebherr, Sennebogen, Linkbelt, Exodus and Caterpillar

	Wheel Loaders	Caterpillar, Volvo, Kubota, Kawasaki, John Deere, Komatsu, Hitachi, CNH, Liebherr and Doosan

	Loader Backhoes	Caterpillar, CNH, JCB, John Deere, Mahindra and Kubota

	Mini Excavators	Doosan (Bobcat), Yanmar, Volvo, Takeuchi, IHI, CNH, Caterpillar, John Deere, Neuson and Kubota

	Midi Excavators	Komatsu, Hitachi, Volvo and Yanmar

	Wheeled Excavators	Wacker Neuson and Doosan (Bobcat)

	Site Dumpers	Thwaites, Wacker Neuson and AUSA

	Skid Steer Loaders	Doosan (Bobcat), Caterpillar, CNH, John Deere, Takeuchi, Manitou (Gehl), Volvo and Kubota

	Compaction Rollers	Bomag, Hamm, JCB and Ammann

	Concrete Pavers	Gomaco, Wirtgen, Power Curbers and Guntert & Zimmerman

	Concrete Mixer Trucks	Oshkosh, Kimble and Continental Manufacturing

Cranes	Mobile Telescopic Cranes	Liebherr, Manitowoc (Grove), Tadano-Faun, Sumitomo (Link-Belt), XCMG, Kato, Zoomlion and Sany

	Tower Cranes	Liebherr, Manitowoc (Potain), Comansa, Jaso, Zoomlion, XCMG and Wolffkran

	Lattice Boom Crawler Cranes	Manitowoc, Sumitomo (Link-Belt), Liebherr, Hitachi, Kobelco, XCMG, Zoomlion, Fushun and Sany

	Lattice Boom Truck Cranes	Liebherr

	Truck-Mounted Cranes	Manitowoc (National Crane), Altec and Manitex

	Utility Equipment	Altec and Time Manufacturing

Material Handling & Port Solutions	Industrial Cranes	Konecranes, Columbus McKinnon, ABUS, Kito, GH and OMIS

	Mobile Harbor Cranes and Automated Port Technology	Liebherr, Konecranes, Cargotec (Kalmar), Zhenua Port Machinery (ZPMC) and Künz

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS
	Reach Stackers	Cargotec (Kalmar), Hyster, Konecranes (SMV), Taylor, Dalian, CVS Ferrari, Liebherr and Sany

	Straddle and Sprinter Carriers	Cargotec (Kalmar), CVS Ferrari, Konecranes and Liebherr

	Rubber Tired and Rail Mounted Gantry Cranes	Zhenua Port Machinery (ZPMC), Liebherr, Konecranes, Cargotec (Kalmar), Doosan, Hyundai, Mitsui Engineering & Shipbuilding and Künz

	Ship-to-Shore Gantry Cranes	Zhenua Port Machinery (ZPMC), Liebherr, Konecranes, Cargotec (Kalmar), Samsung, Doosan, Hyundai and Mitsui Engineering & Shipbuilding

	Empty Container Handlers, Full Container Handlers and General Cargo Lift Trucks	Cargotec (Kalmar), Hyster, Linde, CVS Ferrari, Konecranes (SMV), Svetruck and Sany

Materials Processing	Crushing Equipment	Metso, Astec Industries, Sandvik, McCloskey, Komatsu and Kleemann

	Screening Equipment	Metso, Astec Industries, McCloskey, Kleeman and Sandvik

	Washing systems	McLanahan, Astec Industries, CDE Global and GreyStone

	Chippers	Vermeer, Bandit and Morbark

MAJOR CUSTOMERS

None of our customers accounted for more than 10% of our consolidated sales in 2014. In 2014, our largest customer accounted for less than 4% of our net sales and our top ten customers in the aggregate accounted for less than 19% of our net sales.

EMPLOYEES

As of December 31, 2014, we had approximately 20,400 employees; including approximately 6,700 employees in the U.S. Approximately four percent of our employees in the U.S. are represented by labor unions. Outside of the U.S., we enter into employment contracts and collective agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. We generally consider our relations with our employees to be good.

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

Currently, we are engaged in various legal proceedings with respect to intellectual property rights. While the outcome of these matters cannot be predicted with certainty, we believe the outcome of such matters will not have a material adverse effect, individually or in the aggregate, on our business or operating performance. For more detail, see “Item 3 – Legal Proceedings.”

SAFETY AND ENVIRONMENTAL CONSIDERATIONS

As part of The Terex Way, we are committed to providing a safe and healthy environment for our team members, and strive to provide quality products that are safe to use and operate in an environmentally conscious and respectful manner.

We generate hazardous and non-hazardous wastes in the normal course of our manufacturing operations. As a result, we are subject to a wide range of environmental laws and regulations. All of our employees are required to obey all applicable health, safety and environmental laws and regulations and must observe the proper safety rules and environmental practices in work situations. These laws and regulations govern actions that may have adverse environmental effects, such as discharges to air and water, and require compliance with certain practices when handling and disposing of hazardous and non-hazardous wastes. These laws and regulations would also impose liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances, should any of such events occur. We are committed to complying with these standards and monitoring our workplaces to determine if equipment, machinery and facilities meet specified safety standards. Each of our facilities is subject to an environmental audit at least once every three years to monitor compliance and no incidents have occurred which required us to pay material amounts to comply with such laws and regulations. We are dedicated to seeing that safety and health hazards are adequately addressed through appropriate work practices, training and procedures. For example, we continue to reduce lost time injuries in the workplace and work toward a world-class level of safety practices in our industry.

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

The use and operation of our equipment in an environmentally conscious manner is an important priority for us. We are aware of global discussions regarding climate change and the impact of greenhouse gas emissions on global warming. We are increasing our production of products that have lower greenhouse gas emissions in response to both regulatory initiatives and anticipated market demand trends. For example, starting in 2010, one of our most significant design priorities was to include Tier 4 emission compliant diesel engines in our machinery. This continued to be a priority in 2014 and will be a major emphasis of our product development programs through 2017 as we move through the engine-horsepower dependent phase-in of Tier 4 regulations across our diesel-engine equipped products. We manufacture a utility truck that uses plug-in electric hybrid technology to save fuel, reduce emissions and reduce noise in residential areas. Similarly, our MHPS segment offers hybrid drive diesel-hydraulic and diesel-electric systems on certain of its port equipment products.

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

SEASONAL FACTORS

Over the past several years, our business has become less seasonal. As we have grown, diversified our product offerings and expanded the geographic reach of our products, we have become less dependent on construction products and sales in the United States and Europe. As we enter 2015, we expect the overall economic environment will affect our sales more than historical seasonal trends.

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

AVAILABLE INFORMATION

We maintain a website at www.terex.com. We make available on our website under “About Terex” – “Investor Relations” – “SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the SEC. References to our website in this report are provided as a convenience, and the information on our website is not, and shall not be deemed to be a part of this report or incorporated into any other filings we make with the SEC. In addition, we make available on our website under “About Terex” – “Investor Relations” – “Corporate Governance,” free of charge, our Audit Committee Charter, Compensation Committee Charter, Corporate Responsibility and Strategy Committee Charter, Governance and Nominating Committee Charter, Corporate Governance Guidelines and Code of Ethics and Conduct. In addition, the foregoing information is available in print, without charge, to any stockholder who requests these materials from us.

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

Demand for our products tends to be cyclical and is affected by the general strength of the economies in which we sell our products, prevailing interest rates, residential and non-residential construction spending, the capital expenditure allocations of our customers and other factors. The global economy has continued to experience uneven recovery and financial uncertainty continues to exist. We cannot provide any assurance that the global economic weakness of the recent past will not re-occur. There continues to be concern about several important European economies. Further, certain countries in Asia and Latin America have experienced slower growth rates and the Australian market has experienced declines. If the global economy weakens, it may cause customers to continue to forego or postpone new purchases in favor of reducing their existing fleets or refurbishing or repairing existing machinery.

Our sales depend in part upon our customers’ replacement or repair cycles. If our customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. If the global economic weakness of the past several years continues or becomes more severe, or if any economic recovery progresses more slowly than our or market expectations, then there could be an adverse effect on our net sales, financial condition, profitability and/or cash flow and could result in the need for us to record impairments.

We may face limitations on our ability to integrate acquired businesses.

From time to time, we engage in strategic transactions involving risks, including the possible failure to successfully integrate and realize the expected benefits of such transactions. We have consummated many acquisitions in the past and anticipate making additional acquisitions in the future. Our ability to realize the anticipated benefits of these transactions, including the expected combination benefits, will depend, largely on our ability to integrate acquired businesses.

The risks associated with our past or future acquisitions include:

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

The successful integration of any previously acquired or newly acquired business also requires us to implement effective internal control processes in these acquired businesses. While we believe we have successfully integrated acquisitions to date, we cannot ensure that previously acquired or newly acquired companies will operate profitably, that the intended beneficial effect from these acquisitions will be realized and that we will not encounter difficulties in implementing effective internal control processes in these acquired businesses, particularly when the acquired business operates in foreign jurisdictions and/or was privately owned. See the risk factor entitled “We must comply with an injunction and related obligations imposed by the SEC” for additional consequences if we were to commit a violation of the reporting and internal control provisions of the federal securities laws. Further, we may need to consolidate or restructure our acquired or existing facilities, which may require expenditures related to reductions in workforce and other charges resulting from these consolidations or restructuring activities, such as the write-down of inventory and lease termination costs. Any of the foregoing could adversely affect our business and results of operations.

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

Our total long-term debt at December 31, 2014 was $1,788.8 million. Our credit agreement and other debt agreements contain financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. While we are currently in compliance with the financial covenants, increases in our debt or decreases in our earnings could cause us to fail to comply with these financial covenants. Failing to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our financial position, results of operation and debt service capability.

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

Our access to capital markets to raise funds through the sale of equity or debt securities is subject to various factors, including general economic and/or financial market conditions. Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce our earnings and cash flows. If our consolidated cash flow coverage ratio is less than 2.0 to 1.0, we are subject to significant restrictions on the amount of indebtedness that we can incur. Although our cash flow coverage ratio was greater than 2.0 to 1.0 at the end of 2014, there can be no assurance that this will continue to occur.

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

Our industry is highly competitive. To compete successfully, our products must excel in terms of quality, reliability, productivity, price, features, ease of use, safety and comfort, and we must provide excellent customer service. The greater financial resources of certain of our competitors may put us at a competitive disadvantage. Low-cost competition from China and other developing markets could also result in decreased demand for our products. If competition in our industry intensifies or if our current competitors lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products. If we are unable to provide continued technological improvements in our equipment that meet our customers’ expectations, or the industry’s expectations, the demand for our equipment could be substantially adversely affected. Our ability to match new product offerings to diverse global customers’ anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is critical to our success. This requires a thorough understanding of our existing and potential customers on a global basis, particularly in potential high growth markets, including Brazil, China and India. Failure to compete effectively with our competitors could result in lower revenues from our products and services, lower gross margins or cause us to lose market share.

We rely on key management.

We rely on the management and leadership skills of our senior management team, particularly those of the Chief Executive Officer. We have an employment agreement with Ronald M. DeFeo, our current Chairman and CEO, which expires on December 31, 2015. Our Board reviews the performance of the CEO on an annual basis and has an established succession planning process in place relating to the position of CEO. The Board also regularly reviews succession planning for our other senior officers. The loss of the services of key employees or senior officers, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of our business operations.

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

As described above, our customers, from time to time, may fund the acquisition of our equipment through third-party finance companies. In certain instances, we may provide credit guarantees, residual value guarantees or buyback guarantees. With these guarantees, we must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer’s payment history, leverage, availability of third party financing, political and exchange risks, and other factors. Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to recognize a liability for a guarantee we expect to pay, taking into account any amounts that we would anticipate realizing if we are forced to repossess the equipment that supports the customer’s financial obligations to us. During periods of economic weakness, the collateral underlying our guarantees of indebtedness of customers or receivables can decline sharply, thereby increasing our exposure to losses. In the future, we may incur losses in excess of our recorded reserves if the financial condition of our customers were to deteriorate further or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers’ financial obligations is not realized. To date, losses related to guarantees have been negligible; however, there can be no assurance that our historical experience with respect to guarantees will be indicative of future results.

We may experience losses in excess of our recorded reserves for trade receivables.

As of December 31, 2014, we had trade receivables of $1,086.4 million. We evaluate the collectability of open accounts, finance receivables and note receivables based on a combination of factors and establish reserves based on our estimates of probable losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to collect. We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of our customers and past collections experience. Continued economic uncertainty could result in additional requirements for specific reserves, which could have a negative impact on our consolidated financial position.

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

Our products are sold in over 100 countries around the world. The reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the euro, British pound sterling and Australian dollar. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. dollars at the applicable exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency. Due to the continued volatility of foreign currency exchange rates to the U.S. dollar, fluctuations in currency exchange rates may have an impact on the accuracy of our financial guidance. Such fluctuations in foreign currency rates relative to the U.S. dollar may cause our actual results to differ materially from those anticipated in our guidance and have a material adverse effect on our business or results of operations.

We may buy protecting or offsetting positions (known as “hedges”) in certain currencies to reduce the risk of an adverse currency exchange movement. We have not engaged in any speculative hedging activities. Although we partially hedge our revenues and costs, currency fluctuations may impact our financial performance in the future.

We are exposed to political, economic and other risks that arise from operating a multinational business.

Our operations are subject to a number of potential risks. Such risks principally include:

•	trade protection measures and currency exchange controls;

•	labor unrest;

•	global and regional economic conditions;

•	political instability;

•	terrorist activities and the U.S. and international response thereto;

•	restrictions on the transfer of funds into or out of a country;

•	export duties and quotas;

•	domestic and foreign customs and tariffs;

•	current and changing regulatory environments;

•	difficulties protecting our intellectual property;

•	transportation delays and interruptions;

•	costs and difficulties in integrating, staffing and managing international operations, especially in developing markets such as China, India, Brazil, Russia and the Middle East;

•	difficulty in obtaining distribution support; and

•	current and changing tax laws.

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

We continue to focus on operational improvement in developing markets such as China, India, Brazil and the Middle East. These efforts will require us to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. Any significant difficulties in continuing to improve or expand our operations in developing markets may divert management’s attention from our existing operations and require a greater level of resources than we plan to commit.

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

We produce most of our machines and aftermarket parts for each product type at one manufacturing facility. If operations at a significant facility were disrupted as a result of equipment failures, natural disasters, work stoppages, power outages or other reasons, our business, financial conditions and results of operations could be adversely affected. Interruptions in production could increase costs and delay delivery of units in production. Production capacity limits could cause us to reduce or delay sales efforts until production capacity is available.

We may be adversely impacted by work stoppages and other labor matters.

As of December 31, 2014, we employed approximately 20,400 people worldwide. While we have no reason to believe that we will be impacted by work stoppages or other labor matters, we cannot assure that future issues with our team members or labor unions will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our team members. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce.

Compliance with environmental regulations could be costly and require us to make significant expenditures.

We generate hazardous and nonhazardous wastes in the normal course of our manufacturing operations. As a result, we are subject to a wide range of environmental laws and regulations. These laws and regulations govern actions that may have adverse environmental effects and require compliance with certain practices when handling and disposing of hazardous and nonhazardous wastes. Some environmental laws impose strict, retroactive and joint and several liability for the remediation of the release of hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. Failure to comply with environmental laws could expose us to substantial fines or penalties and to civil and criminal liability. These liabilities, sanctions, damages and remediation efforts related to any non-compliance with such laws and regulations could have a material adverse effect on our business or results of operations. No such incidents have occurred which required us to pay material amounts to comply with such laws and regulations.

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

In our lines of business, numerous suits have been filed alleging damages for accidents that have occurred during the use or operation of our products. We are self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, workers’ compensation and automobile liability. We obtain insurance coverage for catastrophic losses as well as those risks where insurance is required by law or contract. We do not believe that the outcome of such matters will have a material adverse effect on our consolidated financial position; however, any significant liabilities not covered by insurance could have an adverse effect on our financial condition.

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

We must comply with an injunction and related obligations imposed by the SEC.

We and our directors, officers and employees are required to comply at all times with the terms of a settlement with the SEC that includes an injunction barring us from committing or aiding and abetting any future violations of the anti-fraud, books and records, reporting and internal control provisions of the federal securities laws and related SEC rules. In addition, regarding a separate and unrelated SEC matter, we consented to the entry of an administrative cease and desist order prohibiting future violations of certain provisions of the federal securities laws. As a result, if we commit or aid or abet any future violations of the anti-fraud, books and records, reporting and internal control provisions of the federal securities laws and related SEC rules, we are likely to suffer severe penalties, financial and otherwise, that could have a material negative impact on our business and results of operations.

We may be adversely affected by disruption in, or breach in security of, our information technology systems.

We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers and other business partners), and to manage or support a variety of critical business processes and activities. These systems may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. A failure of or breach in information technology security could expose us and our customers, distributors and suppliers to risks of misuse of information or systems, the compromise of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. In addition, such breaches in security could result in litigation, regulatory action and potential liability, as well as the costs and operational consequences of implementing further data protection measures, each of which could have a material adverse effect on our business or results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2014, our principal manufacturing, warehouse, service and office facilities comprised a total of approximately 14 million square feet of space worldwide. The following table outlines the principal manufacturing, warehouse, service and office facilities owned or leased (as indicated below) by the Company and its subsidiaries:

BUSINESS UNIT	FACILITY LOCATION	BUSINESS UNIT	FACILITY LOCATION

Terex (Corporate Offices)	Westport, Connecticut (1)	MHPS	Solon, Ohio
	Schaeffhausen, Switzerland		Salzburg, Austria
AWP	Oklahoma City, Oklahoma		Cotia, Brazil
	Rock Hill, South Carolina		Shanghai, China (1)
	Moses Lake, Washington (1)		Xiamen, China
	North Bend, Washington (1)		Slany, Czech Republic
	Redmond, Washington (1)		Banbury, England (1)
	Darra, Australia (1)		Düsseldorf, Germany
	Changzhou, China		Luisenthal, Germany
	Umbertide, Italy		Uslar, Germany
Construction	Fort Wayne, Indiana		Wetter an der Ruhr, Germany
	Southaven, Mississippi (1)		Würzburg, Germany
	Canton, South Dakota		Chakan, India (1)
	Coventry, England (1)		Lentigione, Italy
	Bad Schönborn, Germany		Milan, Italy (1)
	Crailsheim, Germany		Boksburg, South Africa
	Greater Noida, Uttar Pradesh, India (1)		Dietlikon, Switzerland
Cranes	Waverly, Iowa	MP	Louisville, Kentucky
	Watertown, South Dakota		Durand, Michigan
	Huron, South Dakota		Farwell, Michigan (1)
	Brisbane, Australia (1)		Coalville, England
	Betim, Brazil (1)		Hosur, India
	Jinan, China		Subang Jaya, Malaysia (1)
	Long Crendon, England		Omagh, Northern Ireland (1)
	Montceau-les-Mines, France		Dungannon, Northern Ireland (1)
Bierbach-Homburg, Germany (1)
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

(a) Our common stock, par value $.01 per share (“Common Stock”) is listed on the NYSE under the symbol “TEX.” The high and low quarterly stock prices for our Common Stock on the NYSE Composite Tape (for the last two completed years) are as follows:

	2014				2013
	Fourth	Third	Second	First	Fourth	Third	Second	First
High	$32.54	$42.53	$44.72	$45.46	$42.36	$34.87	$37.12	$36.78
Low	$25.40	$31.52	$37.99	$37.02	$32.52	$26.39	$25.60	$28.27

We declared and paid a $0.05 per share dividend during each quarter of 2014 and during the fourth quarter of 2013. Certain of our debt agreements contain restrictions as to the payment of cash dividends to stockholders. In addition, Delaware law limits payment of dividends. It is our intention to pay four quarterly dividends of $0.06 per share, for an aggregate of $0.24 per share, for the calendar year 2015. However, any future payments of cash dividends will depend upon our financial condition, capital requirements and earnings, as well as other factors that the Board of Directors may deem relevant.

As of February 18, 2015, there were 836 stockholders of record of our Common Stock.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of $100 invested in our Common Stock, the Standard & Poor’s 500 Stock Index, the New Peer Group (as defined below) and the Old Peer Group (as defined below) for the period commencing December 31, 2009 through December 31, 2014. The cumulative total stockholder return assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance. The companies in the New Peer Group and Old Peer Group are weighted by market capitalization. We have revised our peer group to match the peer group that is used by our Compensation Committee in benchmarking our executive officer’s compensation.

The Old Peer Group, used in last year’s Annual Report on Form 10-K, consists of the following companies that are in our same industry, of comparable revenue size to us and/or other manufacturing companies: AGCO Corporation, Cameron International Corporation, Carlisle Companies Inc., Crane Company, Cummins Inc., Danaher Corporation, Dover Corporation, Eaton Corporation, Flowserve Corporation, FMC Technologies, Inc., Hubbell Inc., Illinois Tool Works Inc., Ingersoll-Rand Plc, Joy Global Inc., Lennox International Inc., The Manitowoc Company, Inc., Meritor Inc., Nacco Industries Inc., Navistar International Corporation, Oshkosh Corporation, Paccar Inc., Pall Corporation, Parker-Hannifin Corporation, Rockwell Automation, Inc., Roper Industries Inc., SPX Corporation, Textron Inc. and Timken Company.

The New Peer Group consists of the same companies in the Old Peer Group with the following exceptions: Danaher Corporation, Eaton Corporation and Nacco Industries, Ltd. were removed and Trinity Industries Inc. and Pentair Ltd. were added.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Terex Corporation, the S&P 500 Index, Old Peer Group,
and New Peer Group

$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Terex Corporation
S&P 500
Old Peer Group
New Peer Group

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/09	12/10	12/11	12/12	12/13	12/14
Terex Corporation	100.00	156.69	68.20	141.90	212.24	141.70
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Old Peer Group	100.00	143.96	128.41	155.28	215.60	221.63
New Peer Group	100.00	144.79	127.53	154.57	215.78	219.53
Copyright© 2015 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

(b) Not applicable.

(c) The following table provides information about purchases during the quarter ended December 31, 2014 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
October 1, 2014 – October 31, 2014	1,976,279	$28.84	4,367,333	$47,773
November 1, 2014 – November 30, 2014	877,365	$29.06	5,244,698	$22,273
December 1, 2014 – December 31, 2014	814,603	$27.34	6,059,301	$—
Total	3,668,247	$28.56	6,059,301	$—

(1)	In December 2013, our Board of Directors authorized and the Company publicly announced the repurchase of up to $200 million of the Company’s outstanding common shares through December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA

The following table summarizes our selected financial data and should be read in conjunction with the more detailed Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in millions, except per share amounts and employees)

	AS OF OR FOR THE YEAR ENDED DECEMBER 31,
	2014	2013	2012	2011	2010
SUMMARY OF OPERATIONS
Net sales	$7,308.9	$7,084.0	$6,982.2	$6,158.0	$4,207.9
Income (loss) from operations	423.1	419.1	366.8	59.9	(77.2)
Income (loss) from continuing operations	259.5	203.9	74.8	20.2	(197.6)
Income (loss) from discontinued operations – net of tax	1.4	14.4	28.4	19.7	(29.2)
Gain (loss) on disposition of discontinued operations – net of tax	58.6	2.6	0.4	0.8	589.3
Net income (loss) attributable to common stockholders	319.0	226.0	105.8	45.2	358.5
Per Common and Common Equivalent Share:
Basic attributable to common stockholders
Income (loss) from continuing operations	$2.36	$1.88	$0.70	$0.22	$(1.85)
Income (loss) from discontinued operations – net of tax	0.01	0.13	0.26	0.18	(0.27)
Gain (loss) on disposition of discontinued operations – net of tax	0.54	0.02	—	0.01	5.42
Net income (loss) attributable to common stockholders	2.91	2.03	0.96	0.41	3.30
Diluted attributable to common stockholders
Income (loss) from continuing operations	$2.27	$1.79	$0.68	$0.22	$(1.85)
Income (loss) from discontinued operations – net of tax	0.01	0.12	0.25	0.18	(0.27)
Gain (loss) on disposition of discontinued operations – net of tax	0.51	0.02	—	0.01	5.42
Net income (loss) attributable to common stockholders	2.79	1.93	0.93	0.41	3.30

CURRENT ASSETS AND LIABILITIES
Current assets	$3,356.2	$3,639.4	$3,797.4	$4,053.2	$3,986.9
Current liabilities	1,643.1	1,724.7	1,708.8	1,890.9	1,674.2
PROPERTY, PLANT AND EQUIPMENT
Net property, plant and equipment	$690.3	$789.4	$806.8	$829.7	$567.8
Capital expenditures	(80.0)	(79.5)	(81.2)	(77.9)	(54.6)
Depreciation	110.5	104.4	99.7	88.5	77.2
TOTAL ASSETS	$5,928.0	$6,536.7	$6,746.2	$7,063.4	$5,516.4

CAPITALIZATION
Long-term debt and notes payable (includes capital leases)	$1,788.8	$1,976.7	$2,098.7	$2,300.4	$1,686.3
Total Terex Corporation Stockholders’ Equity	2,005.9	2,190.1	2,007.7	1,910.3	2,083.2
Dividends per share of Common Stock	0.20	0.05	—	—	—
Shares of Common Stock outstanding at year end	105.4	109.9	109.9	108.8	108.1
EMPLOYEES	20,400	20,500	20,900	22,100	15,900

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements for a discussion of “Discontinued Operations,” “Dispositions,” “Goodwill,” “Long-Term Obligations” and “Stockholders’ Equity.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a lifting and material handling solutions company. We are focused on operational improvement and delivering reliable, customer-driven solutions for a wide range of commercial applications, including the construction, infrastructure, quarrying, mining, manufacturing, transportation, energy and utility industries. We operate in five reportable segments: (i) AWP; (ii) Construction; (iii) Cranes; (iv) MHPS; and (v) MP. Please refer to Note B – “Business Segment Information” in the accompanying Consolidated Financial Statements for a description of our segments.

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

We calculate a non-GAAP measure of free cash flow. We define free cash flow as Net cash provided by (used in) operating activities, less Capital expenditures. We believe that the measure of free cash flow provides management and investors further information on cash generation or use.

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

Overview

We continued to improve in 2014 despite a more challenging operating environment than anticipated entering the year. In the face of these challenges, we successfully executed on our initiatives in many areas that were within our control, enabling us to strengthen our balance sheet as we enter 2015. We streamlined our business portfolio, reduced costs, introduced innovative new products, and simplified operations. We refinanced our senior credit facility, extending our maturities at the same time that we reduced our borrowing costs. We also generated approximately $329 million in free cash flow, allowing us to accelerate our share repurchase program, with the Company purchasing $170 million of stock in 2014. There is more work to do, but we are pleased with our progress.

While we are a stronger company today than we were a year ago, there was mixed operational performance in 2014. We saw continued strength in our AWP segment as net sales increased approximately 11% over the prior year due to strong North American rental channel demand plus a noticeable increase in European performance. However, our operating margins were below our expectations due to higher factory and commodity costs, as well as manufacturing start-up costs. We identified and addressed the underlying issues in the second half of 2014, and expect to deliver improved operating margins in 2015. These operational improvements, combined with our strong backlog, have us optimistic that AWP will perform well in 2015.

Our Construction segment performance improved in 2014 as a result of substantial portfolio and cost management activities, as well as improved performance in certain product categories. Our continued vigilance on cost structure enabled us to improve our profitability by over $25 million, even though sales increased by less than $17 million. We expect strengthening of the U.S. Dollar to be both a challenge and an opportunity for this segment as we enter 2015.

Our Cranes business was disappointing in 2014, as we failed to realize the growth we forecasted for the segment due to global marketplace weakness and increased competition, which weighed on the business. Despite a positive trend in book-to-bill ratios over the first half of 2014, the Cranes order rate dropped significantly in the second half of the year. The decline was driven by reduced demand for mobile cranes partially offset by strength in utilities. In 2015, we expect net sales to decrease primarily due to the strengthening of the U.S. Dollar, although underlying demand is expected to be generally stable. This decline is expected to be partially offset by strength in our utilities business.

Our MHPS segment made meaningful strides in profitability as a result of the restructuring activities implemented in the business over the past 18 months. Execution on our large port automation projects was critical to this segment’s improvement in 2014. Net sales increased from the prior year for our port businesses, particularly in Western Europe and North America, but were partially offset by lower net sales in the material handling business. Actions taken in prior periods to reduce our cost structure for this segment improved results. In 2014, we also continued to take further actions to adjust the cost structure of our MHPS segment. We announced plans to close one of our manufacturing facilities and relocate production in an effort to improve the efficiency of our manufacturing footprint, and we realigned the management structure of our Port Solutions business. See Note L - “Restructuring and Other Charges” in our Consolidated Financial Statements for a detailed description of our restructuring activities, including the reasons, timing and costs associated with such actions. We expect our MHPS net sales to be lower in 2015, primarily due to the strengthening of the U.S. Dollar and a decline in port automation sales.

Our MP segment performance for 2014 did not meet expectations. Although our net sales increased 4%, our operating income decreased by 15%, as an unfavorable geographic mix of sales and startup cost for new product introductions affected our profitability. In 2015, MP looks to benefit from stable core markets and increased contribution from new product introductions made in 2014, partially offset by the translation effect of foreign exchange rates, primarily the strengthening of the U.S. Dollar.

Geographically, North America remains our largest market and Western Europe was our most improved market. Looking ahead to 2015, we do not expect the markets to grow materially, although we expect sales outside of North America to be negatively impacted by the translation effect of foreign exchange rates, primarily the strengthening of the U.S. Dollar.

Our primary areas of focus in 2014 included improving our capital structure, as well as our financial efficiency. We were pleased with our progress in these areas. Our efforts to improve our working capital investment, helped generate approximately $329 million in free cash flow in 2014, meaningfully above our expectations. This cash generation, combined with our continued portfolio management, particularly in our Construction segment, enabled us to improve our liquidity by over $340 million. Additionally, we completed our stock repurchase program, purchasing $170 million of stock in 2014 and delivering $0.20 per share in dividends to our shareholders. We are expecting to generate between $200 million and $250 million in free cash flow for the full year 2015. See “Non-GAAP Measures” above to see the definition of free cash flow.

We believe our liquidity continues to be sufficient to meet our business plans. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

We expect 2015 earnings per share (“EPS”) to be between $2.00 and $2.30 (excluding restructuring and other unusual items) on net sales of between $6.2 billion and $6.6 billion. We anticipate currency and the A.S.V. disposition will negatively affect net sales by $650 million to $750 million and EPS by $0.15 to $0.20 per share. Our improvement programs targeting $202 million of incremental operating profit over the next few years are progressing as planned. We anticipate approximately $50 million of profit improvements in 2015 from these initiatives. Furthermore, tax and cash generation initiatives remain on track. Market uncertainty from oil prices and currency volatility is a key contributor to our sales outlook. We will continue to focus on what we can influence and believe improved operating conditions will eventually return.

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

Terex management and the Board of Directors use ROIC as one of the primary measures to assess operational performance, including in connection with certain compensation programs. We use ROIC as a unifying metric because we believe that it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe that ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe that adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at December 31, 2014 was 11.2%.

The amounts described below are reported in millions of U.S. dollars, except for the effective tax rates. Amounts are as of and for the three months ended for the periods referenced in the tables below (in millions, except percentages).

	Dec ’14	Sep ’14	Jun ’14	Mar ’14	Dec ’13
Provision for (benefit from) income taxes	$(41.5)	$27.7	$40.0	$11.5
Divided by: Income (loss) before income taxes	39.4	86.4	128.4	43.0
Effective tax rate	(105.3)%	32.1%	31.2%	26.7%
Income (loss) from operations as adjusted	$72.3	$119.7	$162.6	$76.3
Multiplied by: 1 minus Effective tax rate	205.3%	67.9%	68.8%	73.3%
Adjusted net operating income (loss) after tax	$148.4	$81.3	$111.9	$55.9
Debt (as defined above)	$1,788.8	$1,851.9	$1,922.5	$2,055.9	$1,976.7
Less: Cash and cash equivalents	(478.2)	(344.5)	(364.3)	(390.5)	(408.1)
Debt less Cash and cash equivalents	$1,310.6	$1,507.4	$1,558.2	$1,665.4	$1,568.6
Total Terex Corporation stockholders’ equity as adjusted	$1,843.2	$2,010.5	$2,138.5	$2,012.0	$2,092.4
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$3,153.8	$3,517.9	$3,696.7	$3,677.4	$3,661.0

December 31, 2014 ROIC	11.2%
NOPAT as adjusted (last 4 quarters)	$397.5
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$3,541.4

	Three months ended 12/31/14	Three months ended 9/30/14	Three months ended 06/30/14	Three months ended 03/31/14
Reconciliation of income (loss) from operations:
Income (loss) from operations as reported	$70.4	$116.8	$160.9	$75.0
(Income) loss from operations for TFS	1.9	2.9	1.7	1.3
Income (loss) from operations as adjusted	$72.3	$119.7	$162.6	$76.3

Reconciliation of Terex Corporation stockholders’ equity:	As of 12/31/14	As of 9/30/14	As of 06/30/14	As of 03/31/14	As of 12/31/13
Terex Corporation stockholders’ equity as reported	$2,005.9	$2,217.7	$2,331.6	$2,183.2	$2,190.1
TFS Assets	(162.7)	(207.2)	(193.1)	(171.2)	(151.6)
Redeemable noncontrolling interest	—	—	—	—	53.9
Terex Corporation stockholders’ equity as adjusted	$1,843.2	$2,010.5	$2,138.5	$2,012.0	$2,092.4

RESULTS OF OPERATIONS

2014 COMPARED WITH 2013

Terex Consolidated

	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$7,308.9	—	$7,084.0	—	3.2%
Gross profit	$1,453.5	19.9%	$1,439.5	20.3%	1.0%
SG&A	$1,030.4	14.1%	$1,020.4	14.4%	1.0%
Income from operations	$423.1	5.8%	$419.1	5.9%	1.0%

Net sales for the year ended December 31, 2014 increased $224.9 million when compared to 2013. Our AWP segment had significant growth in net sales from continued rental channel replenishment. Our MHPS segment also experienced net sales growth primarily from its port solutions businesses. Net sales in our Construction and MP segments improved slightly in the current year. However, net sales in our Cranes segment were lower in the Middle East and Australia, partially offsetting net sales increases in our other segments.

Gross profit for the year ended December 31, 2014 increased $14.0 million when compared to 2013. Our Construction and MHPS segments’ gross profit improved from the prior year, partially offset by decreased gross profit in the other three segments.

SG&A costs for the year ended December 31, 2014 increased $10.0 million when compared to 2013. Cost reduction activities taken in prior periods in our Construction and MHPS segments are reflected in current year SG&A costs. Higher SG&A costs in our AWP and MP segments more than offset those improvements.

Income from operations increased by $4.0 million for the year ended December 31, 2014 when compared to 2013. The increase was primarily due to improvement in our Construction and MHPS segments, partially offset by weaker performance in our AWP, Cranes and MP segments.

Aerial Work Platforms

	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,369.7	—	$2,131.0	—	11.2%
Gross profit	$504.3	21.3%	$514.9	24.2%	(2.1)%
SG&A	$201.5	8.5%	$189.1	8.9%	6.6%
Income from operations	$302.8	12.8%	$325.8	15.3%	(7.1)%

Net sales for the AWP segment for the year ended December 31, 2014 increased $238.7 million when compared to 2013. Net sales improvement was primarily due to continued replacement demand and capital expenditures for growth from the North American rental channels, continued replacement demand in Europe and Asia Pacific, and growing demand in China, partially offset by weaker demand in Latin America.

Gross profit for the year ended December 31, 2014 decreased $10.6 million when compared to 2013. The decrease in gross profit was primarily due to higher factory and manufacturing start-up costs of approximately $33 million, higher commodity costs of approximately $17 million, higher distribution costs associated with the increase in sales volume and unfavorable currency fluctuations, mostly offset by margins associated with higher sales volume.

SG&A costs for the year ended December 31, 2014 increased $12.4 million when compared to 2013. Higher selling and marketing costs associated with higher net sales increased SG&A spending by approximately $7 million as compared to the prior year. Additionally, allocation of corporate costs was approximately $8 million higher in the current year.

Income from operations for the year ended December 31, 2014 decreased $23.0 million when compared to 2013. The decrease was due to the items noted above, particularly higher factory and manufacturing start-up costs, higher commodity costs as well as higher SG&A costs, partially offset by margins associated with higher sales volume.

Construction

	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$836.6	—	$820.0	—	2.0%
Gross profit	$90.4	10.8%	$83.2	10.1%	8.7%
SG&A	$89.2	10.7%	$108.0	13.2%	(17.4)%
Income (loss) from operations	$1.2	0.1%	$(24.8)	(3.0)%	*
*              Not meaningful as a percentage

Net sales for the Construction segment increased by $16.6 million for the year ended December 31, 2014 when compared to 2013. The majority of the increase was primarily due to higher demand for our concrete mixer trucks in the U.S. and material handling products primarily in Europe, partially offset by decreased net sales as a result of divestitures of our roadbuilding business.

Gross profit for the year ended December 31, 2014 increased $7.2 million when compared to 2013. The increase was primarily due to improved factory utilization contributing approximately $6 million.

SG&A costs for the year ended December 31, 2014 decreased $18.8 million when compared to 2013. The impact of divestitures decreased SG&A costs in the current year period by approximately $7 million. Cost reduction activities taken in prior periods also contributed to approximately $3 million of lower SG&A costs in the current year. Additionally, there was approximately $2 million of lower bad debt charges partially due to recoveries in the current year. The allocation of corporate costs was approximately $3 million lower in the current year.

Income (loss) from operations for the year ended December 31, 2014 improved $26.0 million when compared to 2013. Improvement was primarily due to the impact of lower SG&A costs and improved factory utilization.

Cranes

	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,791.1	—	$1,925.5	—	(7.0)%
Gross profit	$313.4	17.5%	$337.1	17.5%	(7.0)%
SG&A	$227.5	12.7%	$226.6	11.8%	0.4%
Income from operations	$85.9	4.8%	$110.5	5.7%	(22.3)%

Net sales for the Cranes segment for the year ended December 31, 2014 decreased by $134.4 million when compared to 2013. This decrease was due to decline in demand for mobile cranes in North America, the Middle East and Australia. These declines were partially offset by improving sales for mobile cranes in Western Europe and tower cranes worldwide, as well as utility products in North America.

Gross profit for the year ended December 31, 2014 decreased by $23.7 million when compared to 2013. Product sales mix and lower volume had an approximately $34 million negative impact on gross profit when compared to 2013. In the prior year, we recorded approximately $10 million in charges for restructuring and related charges.

SG&A costs for the year ended December 31, 2014 increased $0.9 million when compared to 2013. Approximately $4 million higher engineering costs, primarily related to Tier 4 compliance and new product development, were incurred in the current year.

Income from operations for the year ended December 31, 2014 decreased $24.6 million when compared to 2013, resulting primarily from lower net sales, product sales mix and higher SG&A costs.

Material Handling & Port Solutions

	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,783.4	—	$1,698.5	—	5.0%
Gross profit	$392.2	22.0%	$345.4	20.3%	13.5%
SG&A	$409.4	23.0%	$387.2	22.8%	5.7%
Loss from operations	$(17.2)	(1.0)%	$(41.8)	(2.5)%	*

*	Not meaningful as a percentage

Net sales for the MHPS segment for the year ended December 31, 2014 increased by $84.9 million when compared to 2013. The increase was driven by improvement in net sales for our port solutions businesses, with the largest increase in Western Europe related to port automation technology, partially offset by lower net sales in our material handling businesses compared to the prior year.

Gross profit for the year ended December 31, 2014 increased by $46.8 million when compared to 2013. Increased net sales and improved product mix contributed approximately $34 million to the improvement in gross profit. Restructuring and related charges were approximately $6 million lower in the current year. Additionally, inventory charges were approximately $6 million lower in the current year, contributing to the increase in gross profit.

SG&A costs for the year ended December 31, 2014 increased by $22.2 million when compared to 2013. Approximately $33 million relates to a loss on sale of an entity, which was incurred in the current year. This loss was partially offset by cost reduction activities taken in prior periods that positively impacted SG&A by approximately $10 million.

Loss from operations for the year ended December 31, 2014 improved by $24.6 million when compared to 2013. These results were primarily driven by lower inventory and restructuring and related charges as well as cost reduction activities taken in prior periods.

Materials Processing

	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$653.1	—	$628.2	—	4.0%
Gross profit	$140.8	21.6%	$145.4	23.1%	(3.2)%
SG&A	$80.2	12.3%	$73.6	11.7%	9.0%
Income from operations	$60.6	9.3%	$71.8	11.4%	(15.6)%

Net sales in the MP segment increased by $24.9 million for the year ended December 31, 2014 when compared to 2013. Net sales improvements were primarily in the North American market but were partially offset by lower net sales in Australia and Latin America, as well as lower parts sales in the current year. Increased demand for washing systems and biomass chippers contributed to the increase.

Gross profit for the year ended December 31, 2014 decreased by $4.6 million when compared to 2013. This decrease was primarily due to an unfavorable geographic mix of sales, as well as decreased productivity in the current year.

SG&A costs for the year ended December 31, 2014 increased $6.6 million when compared to 2013. This increase was partially due to approximately $3 million higher selling and marketing costs associated with trade show activity in the beginning of the year, which increased SG&A costs from the prior year. Higher engineering costs of approximately $2 million related to new product development also increased SG&A costs in the current year. Additionally, the reversal of an accrual of approximately $2 million related to a litigation matter contributed to lower SG&A costs in the prior year.

Income from operations for the year ended December 31, 2014 decreased $11.2 million when compared to 2013. The decrease was driven primarily by higher SG&A costs, an unfavorable geographic mix of sales and lower productivity in the current year.

As of October 1, 2014, we performed our annual goodwill impairment test for the MP segment, which resulted in the fair market value of the MP reporting unit exceeding its carrying value by 24%.  While no evidence of impairment was indicated, due to geopolitical uncertainty and short-term volatility in worldwide commodities markets, we reviewed the MP reporting unit at December 31, 2014 to determine if the results of the October 1 test would be significantly different.  We did not find evidence of impairment at December 31, 2014, but we will continue to monitor the performance of the MP reporting unit and update the test as circumstances warrant.  If the MP reporting unit is unable to achieve its projected cash flows, the outcome of any prospective tests may result in recording goodwill impairment charges in future periods.  The amount of goodwill in the MP segment was $174.9 million as of December 31, 2014.

Corporate/Eliminations

	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(125.0)	—	$(119.2)	—	*
Loss from operations	$(10.2)	*	$(22.4)	*	*

*	Not meaningful as a percentage

The net sales amounts include the elimination of intercompany sales activity among segments. Lower loss from operations in the current year was partially due to a gain from a divested business of approximately $17 million.

Interest Expense, Net of Interest Income

During the year ended December 31, 2014, our interest expense net of interest income was $112.5 million, or $6.9 million lower than the prior year. This improvement was primarily driven by lower interest rates on our debt.

Loss on Early Extinguishment of Debt

We recorded a loss of $2.6 million on early extinguishment of debt during the year ended December 31, 2014 related to the termination of our 2011 Credit Agreement. A loss of $5.2 million on early extinguishment of debt was recorded in the year ended December 31, 2013 related to repayment of a portion of our term debt.

Other Income (Expense) — Net

Other income (expense) — net for the year ended December 31, 2014 was expense of $3.4 million, a decrease of $8.7 million when compared to income of $5.3 million in the prior year.  This was driven primarily by foreign exchange losses in the current year period compared to gains in the prior year period.

Income Taxes

During the year ended December 31, 2014, we recognized income tax expense of $37.7 million on income of $297.2 million, an effective tax rate of 12.7%, as compared to an income tax expense of $87.4 million on income of $291.3 million, an effective tax rate of 30.0%, for the year ended December 31, 2013. The lower effective tax rate for the year ended December 31, 2014 was primarily due to tax benefits derived from divestitures and a more favorable geographic mix of earnings. These items were partially offset by the recording of valuation allowances and reduced benefits from the release of uncertain tax positions when compared to the prior year.

Income (Loss) from Discontinued Operations

Income from discontinued operations for the year ended December 31, 2014 decreased by approximately $13 million when compared to the prior year as the truck business was sold in May 2014.

Gain (Loss) on Disposition of Discontinued Operations

Gain (loss) on disposition of discontinued operations increased by approximately $56 million primarily due to the sale of the truck business in the year ended December 31, 2014.

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

SG&A costs for the year ended December 31, 2013 decreased by $12.9 million when compared to 2012.  Approximately $29 million of restructuring and related charges affected SG&A costs in the current year. These charges were partially offset by lower SG&A costs resulting from actions taken in prior periods to lower our cost structure as well as from a charge taken in the prior year for an acquisition related note receivable that did not recur in the current year.

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

Corporate/Eliminations

	2013		2012
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(119.2)	—	$(103.5)	—	*
Loss from operations	$(22.4)	18.8%	$(23.7)	22.9%	*
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

Income Taxes

During the year ended December 31, 2013, we recognized income tax expense of $87.4 million on income of $291.3 million, an effective tax rate of 30.0%, as compared to income tax expense of $51.5 million on income of $126.3 million, an effective tax rate of 40.8%, for the year ended December 31, 2012.  The lower effective tax rate for the year ended December 31, 2013 was primarily due to reductions in the provision for uncertain tax positions and losses for which no tax benefit was recognized in the current year when compared to the prior year.

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

Guarantees – As of December 31, 2014, we have issued guarantees to financial institutions related to customer financing of equipment purchases by our customers. We must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer’s payment history, leverage, availability of third party financing, political and exchange risks, and other factors. Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty.

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

Revenue Recognition – Revenue and related costs are generally recorded when products are shipped and invoiced to either independently owned and operated dealers or to end-customers.

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

There were no indicators of goodwill impairment in the tests performed as of October 1, 2014, 2013 and 2012. See Note J – “Goodwill and Intangible Assets, Net” in the Notes to the Consolidated Financial Statements.

In order to evaluate the sensitivity of any quantitative fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of any reporting unit calculated. This hypothetical 10% decrease would still result in excess fair value over carrying value for the reporting units as of October 1, 2014.

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

Defined Benefit Plans – Pension benefits represent financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. As of December 31, 2014, we maintained one qualified defined benefit pension plan and one nonqualified plan covering certain U.S. employees. The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. Participation in the qualified plan is frozen and participants are only credited with post-freeze service for purposes of determining vesting and retirement eligibility. It is our policy, generally, to fund the qualified U.S. plan based on the requirements of the Employee Retirement Income Security Act of 1974. See Note O – “Retirement Plans and Other Benefits” in the Notes to the Consolidated Financial Statements. The nonqualified plan provides retirement benefits to certain senior executives of the Company and is unfunded. Generally, the nonqualified plan provides a benefit based on average total compensation earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program, excluding salary deferrals and matching contributions. In addition, benefits are reduced by Social Security Primary Insurance Amounts attributable to Company contributions. Participation in the nonqualified plan is frozen; however, eligible participants are credited with post-freeze service for purposes of determining vesting and the amount of benefits.

We maintain defined benefit plans in France, Germany, India, Switzerland and the United Kingdom (“U.K.”) for some of our subsidiaries. The plans in France, Germany and India are unfunded plans. The plan in the U.K. is frozen. For our operations in Austria and Italy there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination. We record this obligation based on the mandated requirements. The measure of the current obligation is not dependent on the employees’ future service and therefore is measured at current value.

Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds. For the U.S. plan, approximately 32% of the assets are in equity securities and 68% are in fixed income securities. For the non-U.S. funded plans, approximately 30% of the assets are in equity securities, 64% are in fixed income securities and 6% are in real estate investment securities. These allocations are reviewed periodically and updated to meet the long-term goals of the plans.

Determination of defined benefit pension and postretirement plan obligations and their associated expenses requires the use of actuarial valuations to estimate the benefits that employees earn while working, as well as the present value of those benefits. We use the services of independent actuaries to assist with these calculations. Inherent in these valuations are economic assumptions, including expected returns on plan assets, discount rates at which liabilities may be settled, rates of increase of health care costs, rates of future compensation increases as well as employee demographic assumptions such as retirement patterns, mortality and turnover. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover rates, or longer or shorter life spans of participants. During 2014, the Society of Actuaries released a new mortality table, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. The Company adopted these new tables for its U.S. pension plans for use in determining its projected benefit obligations. Actual results that differ from the actuarial assumptions used are recorded as unrecognized gains and losses. Unrecognized gains and losses that exceed 10% of the greater of the plan’s projected benefit obligations or the market-related value of assets are amortized to earnings over the shorter of the estimated future service period of the plan participants or the period until any anticipated final plan settlements. The assumptions used in the actuarial models are evaluated periodically and are updated to reflect experience. We believe the assumptions used in the actuarial calculations are reasonable and are within accepted practices in each of the respective geographic locations in which we operate.

Expected long-term rates of return on pension plan assets were 7.50% for the U.S. plan, 6.00% for the U.K. plan and 3.00% for the Swiss plan at December 31, 2014. Our strategy with regard to the investments in the pension plans is to earn a rate of return sufficient to match or exceed the long-term growth of pension liabilities. The expected rate of return of plan assets represents an estimate of long-term returns on the investment portfolio. These rates are determined annually by management based on a weighted average of current and historical market trends, historical portfolio performance and the portfolio mix of investments. The expected long-term rate of return on plan assets at December 31 is used to measure the earnings effects for the subsequent year. The difference between the expected return and the actual return on plan assets affects the calculated value of plan assets and, ultimately, future pension expense (income).

The discount rates for pension plan liabilities were 4.02% for U.S. plan and 1.21% to 12.54% with a weighted average of 2.54% for non-U.S. plans at December 31, 2014. The discount rate enables us to estimate the present value of expected future cash flows on the measurement date. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments at the December 31 measurement date. The discount rate at December 31 is used to measure the year-end benefit obligations and the earnings effects on the subsequent year. Typically, a higher discount rate decreases the present value of benefit obligations and increases pension expense.

The expected rates of compensation increase for our non-U.S. pension plans were 1.00% to 9.00% with a weighted average of 1.51% at December 31, 2014. These estimated annual compensation increases are determined by management every year and are based on historical trends and market indices.

We have recorded the underfunded status on our balance sheet as a liability and the unrecognized prior service costs and actuarial gains (losses) as an adjustment to Stockholders’ equity on the Consolidated Balance Sheet. The net increase in the liability and funded status of $43.5 million was due to changes in assumptions from the previous year, primarily decreases in the discount rates.

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

Assumptions used in computing our net pension expense and projected benefit obligation have a significant effect on the amounts reported. A 0.25% change in each assumption below would have the following effects upon net pension expense and projected benefit obligation, respectively, as of and for the year ended December 31, 2014:

	Increase		Decrease
	Discount Rate	Expected long- term rate of return	Discount Rate	Expected long- term rate of return
	($ amounts in millions)
U. S. Plan:
Net pension expense	$(0.1)	$(0.3)	$0.1	$0.3
Projected benefit obligation	$(4.1)	$—	$4.1	$—

Non-U.S. Plans:
Net pension expense	$(0.8)	$(0.4)	$0.8	$0.4
Projected benefit obligation	$(10.8)	$—	$11.5	$—

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

We do not provide for income taxes or tax benefits on the differences between financial reporting basis and tax basis of our non-U.S. subsidiaries where such differences are reinvested and, in our opinion, will continue to be indefinitely reinvested. If earnings of foreign subsidiaries are not considered indefinitely reinvested, deferred U.S. income taxes, foreign income taxes, and foreign withholding taxes may have to be provided. We do not record deferred income taxes on the temporary difference between the book and tax basis in domestic subsidiaries where permissible. At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the investment in subsidiaries is not practicable.

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity (cash and availability under our revolving credit line) increased from December 31, 2013 to December 31, 2014 by approximately $342 million. This was a result of a number of actions taken in 2014, including our continued focus on cash generation. We had free cash flow of approximately $329 million in the year ended December 31, 2014, which was meaningfully above our expectations to generate between $200 million and $250 million during 2014. This was primarily due to improved working capital efficiency and net income for the year. During 2014, we entered into a new credit facility, which extended the maturity dates on our term debt and revolving line of credit, increased borrowing capacity by $100 million on our revolving line of credit and lowered our interest cost. Please refer to Note M – “Long-Term Obligations” in the accompanying Consolidated Financial Statements for further information on the new credit facility. Additionally, we repaid approximately $118 million under our revolving credit line with cash generated from operations.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

Year Ended 12/31/2014
Net cash provided by (used in) operating activities	410.7
Less: Capital expenditures	(81.5)
Free cash flow	$329.2

Our main sources of funding are cash generated from operations, loans from our bank credit facilities, and funds raised in capital markets.  We had cash and cash equivalents of $478.2 million at December 31, 2014.  We expect the majority of the cash held by our foreign subsidiaries to be maintained locally because we plan to reinvest such cash and cash equivalents to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of these operations. Such cash could be used in the U.S., if necessary, however cash repatriated to the U.S. could be subject to incremental local and U.S. taxation. Currently, there are no trends, demands or uncertainties as a result of the Company’s cash re-investment policy that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility.

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

Our investment in financial services assets was approximately $163 million, net at December 31, 2014. We remain focused on expanding TFS in key markets like the U.S., Europe and China. We also anticipate using TFS to drive incremental sales by increasing end-customer financing through TFS when we believe the investments are justified. We intend to expand our investment in financial services assets in 2015 to leverage these assets for further reductions in borrowing costs.

During 2014, our cash used in inventory was approximately $27 million as we made investments in businesses showing improved order and inquiry activity. Working capital as a percent of trailing three month annualized net sales was 22.5% at December 31, 2014.

The following tables show the calculation of our working capital and trailing three months annualized sales as of December 31, 2014 (in millions):

Three months ended 12/31/14
Net Sales	$1,789.4
x	4
Trailing Three Month Annualized Net Sales	$7,157.6

As of 12/31/14
Inventories	$1,460.9
Trade Receivables	1,086.4
Less: Trade Accounts Payable	(736.1)
Less: Customer advances	(197.4)
Total Working Capital	$1,613.8

We have a credit agreement that provides us with a revolving line of credit of up to $600 million. See Note M – “Long-Term Obligations,” in our Consolidated Financial Statements for information concerning our credit agreement. We had $600.0 million available for borrowing under our revolving credit facilities at December 31, 2014. The credit agreement also allows incremental commitments, which may be extended at the option of the lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both as long as we satisfy a secured debt financial ratio contained in the credit facilities. We had no outstanding borrowings under our revolving credit facilities as of December 31, 2014. Our U.S. dollar and Euro denominated term loans had $467.9 million outstanding under our credit agreement as of December 31, 2014.

Interest rates charged under our credit agreement are subject to adjustment based on our consolidated leverage ratio. The U.S. dollar term loans bear interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 2.75%, with a floor of 0.75% on LIBOR. The Euro term loans bear interest at a rate of Euro Interbank Offer Rate (“EURIBOR”) plus 3.25%, with a floor of 0.75% on EURIBOR. At December 31, 2014, the weighted average interest rate on these term loans was 3.76%.

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

In December 2013, our Board of Directors authorized the repurchase of up to $200 million of our outstanding shares of common stock through December 31, 2015. During 2014, we repurchased approximately 5.3 million shares for approximately $170 million, which brought our total amount purchased under this program to $200 million. We announced in February 2015 that our Board of Directors authorized the repurchase of up to an additional $200 million of our outstanding shares of common stock. In each quarter of 2014, we paid a $0.05 cash dividend to our shareholders. It is our intention to pay four quarterly dividends of $0.06 per share, for an aggregate of $0.24 per share, for the calendar year 2015. However, future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the determination of our Board of Directors.

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
Cash Flows

Cash provided by operations for the year ended December 31, 2014 totaled $410.7 million, compared to cash provided by operations of $188.5 million for the year ended December 31, 2013.  The change in cash from operations was primarily driven by higher net income in the current year and less cash used in working capital in the current year.

Cash provided by investing activities for the year ended December 31, 2014 was $95.0 million, compared to $37.4 million cash used in investing activities for the year ended December 31, 2013.  Proceeds from the sale of the truck business, partially offset by investments in securities was the primary driver of the change.

Cash used in financing activities was $396.7 million for the year ended December 31, 2014, compared to cash used in financing activities for the year ended December 31, 2013 of $420.1 million.  The decreased cash used in financing was primarily due to lower debt repayments net of borrowing in the current year. There were higher share repurchases and dividends paid in the current year, mostly offset by lower purchases of noncontrolling interest shares in the current year.

Contractual Obligations

The following table sets out our specified contractual obligations at December 31, 2014 (in millions):

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations	$2,358.5	$248.4	$205.8	$197.6	$1,706.7
Capital lease obligations	4.0	0.7	1.0	1.0	1.3
Operating lease obligations	215.0	55.8	82.6	39.5	37.1
Purchase obligations (1)	710.3	709.3	0.8	0.2	—
Total	$3,287.8	$1,014.2	$290.2	$238.3	$1,745.1

(1)	Purchase obligations include non-cancellable and cancellable commitments. In many cases, cancellable commitments contain penalty provisions for cancellation.

Long-term debt obligations include expected interest expense. Interest expense is calculated using fixed interest rates for indebtedness that has fixed rates and the implied forward rates as of December 31, 2014 for indebtedness that has floating interest rates.

As of December 31, 2014, our liability for uncertain income tax positions was $74.2 million.  With respect to our tax audits worldwide, it is reasonably possible that we will make payments in 2015 of up to $5.1 million.  Payments may be made in part to mitigate the accrual of interest in connection with income tax audit assessments that may be issued and that we would contest, or may in part be made to settle the matter with the tax authorities.  Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the remaining liabilities, we are unable to make a reasonable estimate of the amount and period in which these remaining liabilities might be paid.

Additionally, at December 31, 2014, we had outstanding letters of credit that totaled $291.9 million and had issued $42.6 million in credit guarantees of customer financing to purchase equipment and $24.3 million in buyback guarantees.

We maintain defined benefit pension plans for some of our operations in the United States and Europe. It is our policy to fund the retirement plans at the minimum level required by applicable regulations. In 2014, we made cash contributions and payments to the retirement plans of $27.9 million, and we estimate that our retirement plan contributions will be approximately $19 million in 2015. Changes in market conditions, changes in our funding levels or actions by governmental agencies may result in accelerated funding requirements in future periods.

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

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which we do business are the Euro, Australian Dollar and British Pound. We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At December 31, 2014, we had foreign exchange contracts with a notional value of $378.5 million that were initially designated as hedge contracts. The fair market value of these arrangements, which represents the cost to settle these contracts, was a net loss of $0.4 million at December 31, 2014. See Risk Factor entitled, “We are subject to currency fluctuations,” for further information on our foreign exchange risk.

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

See Item 1. Business – Safety and Environmental Considerations for additional discussion of safety and environmental items.

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

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar when compared to functional currencies of our major markets, which include the Euro, Australian Dollar and British Pound. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures. See Risk Factor entitled, “We are subject to currency fluctuations,” for further information on our foreign exchange risk.

At December 31, 2014, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the year ended December 31, 2014 would have had an approximately $6 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate, LIBOR and EURIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At December 31, 2014, approximately 28% of our debt was floating rate debt and the weighted average interest rate for all debt was 5.88%.

At December 31, 2014, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at December 31, 2014 would have increased interest expense by approximately $2 million for the year ended December 31, 2014.

Commodities Risk

Principal materials and components that we use in our manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. In 2014, input cost increases in certain purchased components were offset by reductions in European and Chinese steel prices, as well as global rubber prices and competitive sourcing activities. We continued to incur some net material cost increases as a result of legislation (primarily Tier 4 emission standards) and performance based changes in certain product areas, particularly engines.

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

Unaudited Quarterly Financial Data

Certain amounts reported below have been changed from those previously reported on Forms 10-Q to reflect the impact of discontinued operations for all periods. Summarized quarterly financial data for 2014 and 2013 are as follows (in millions, except per share amounts):

	2014				2013
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net sales	$1,789.4	$1,809.8	$2,055.1	$1,654.6	$1,811.8	$1,757.0	$1,861.5	$1,653.7
Gross profit	339.0	357.3	423.8	333.4	385.7	381.4	351.2	321.2
Net income (loss) from continuing operations attributable to common stockholders	79.9	58.7	87.8	32.6	84.8	84.5	20.4	19.3
Income (loss) from discontinued operations – net of tax	—	—	0.5	0.9	1.6	10.3	0.9	1.6
Gain (loss) on disposition of discontinued operations – net of tax	0.1	5.5	51.5	1.5	—	(0.4)	—	3.0
Net income (loss) attributable to Terex Corporation	80.0	64.2	139.8	35.0	86.4	94.4	21.3	23.9
Per share:
Basic
Net income (loss) from continuing operations attributable to common stockholders	$0.74	$0.53	$0.80	$0.30	$0.76	$0.76	$0.18	$0.18
Income (loss) from discontinued operations – net of tax	—	—	—	0.01	0.02	0.09	0.01	0.01
Gain (loss) on disposition of discontinued operations – net of tax	—	0.05	0.47	0.01	—	—	—	0.03
Net income (loss) attributable to Terex Corporation	0.74	0.58	1.27	0.32	0.78	0.85	0.19	0.22
Diluted
Net income (loss) from continuing operations attributable to common stockholders	$0.71	$0.51	$0.76	$0.28	$0.72	$0.73	$0.17	$0.17
Income (loss) from discontinued operations – net of tax	—	—	—	0.01	0.02	0.08	0.01	0.01
Gain (loss) on disposition of discontinued operations – net of tax	—	0.05	0.45	0.01	—	—	—	0.03
Net income (loss) attributable to Terex Corporation	0.71	0.56	1.21	0.30	0.74	0.81	0.18	0.21

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of December 31, 2014, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	149,959 (1)	$46.07	4,420,358
Equity compensation plans not approved by stockholders	—	—	—
Total	149,959	$46.07	4,420,358

(1)
This does not include 3,195,321 of restricted stock awards, which are also not included in the calculation of the weighted average exercise price of outstanding options, warrants and rights in column (b) of this table.

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

TEREX CORPORATION

By:	/s/ Ronald M. DeFeo	February 23, 2015
Ronald M. DeFeo
Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ronald M. DeFeo	Chairman, Chief Executive Officer,	February 23, 2015
Ronald M. DeFeo	and Director
(Principal Executive Officer)

/s/ Kevin P. Bradley	Senior Vice President and Chief Financial	February 23, 2015
Kevin P. Bradley	Officer
(Principal Financial Officer)

/s/ Mark I. Clair	Vice President, Controller and Chief	February 23, 2015
Mark I. Clair	Accounting Officer
(Principal Accounting Officer)

/s/ G. Chris Andersen	Director	February 23, 2015
G. Chris Andersen

/s/ Paula H. J. Cholmondeley	Director	February 23, 2015
Paula H. J. Cholmondeley

/s/ Don DeFosset	Director	February 23, 2015
Don DeFosset

/s/ Thomas J. Hansen	Director	February 23, 2015
Thomas J. Hansen

/s/ Raimund Klinkner	Director	February 23, 2015
Raimund Klinkner

/s/ David A. Sachs	Lead Director	February 23, 2015
David A. Sachs

/s/ Oren G. Shaffer	Director	February 23, 2015
Oren G. Shaffer

/s/ David C. Wang	Director	February 23, 2015
David C. Wang

/s/ Scott W. Wine	Director	February 23, 2015
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

10.18
Life Insurance Agreement, dated as of October 13, 2006, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 13, 2006 and filed with the Commission on October 16, 2006). ***

10.19
Transition and Retirement Agreement between Terex Corporation and Phillip C. Widman, dated October 19, 2012 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 19, 2012 and filed with the Commission on October 22, 2012). ***

10.20
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

TEREX CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2014 AND 2013
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED December 31, 2014

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Terex Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Stamford, Connecticut
February 23, 2015

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net sales	$7,308.9	$7,084.0	$6,982.2
Cost of goods sold	(5,855.4)	(5,644.5)	(5,582.1)
Gross profit	1,453.5	1,439.5	1,400.1
Selling, general and administrative expenses	(1,030.4)	(1,020.4)	(1,033.3)
Income (loss) from operations	423.1	419.1	366.8
Other income (expense)
Interest income	6.6	6.7	8.8
Interest expense	(119.1)	(126.1)	(164.6)
Loss on early extinguishment of debt	(2.6)	(5.2)	(83.0)
Amortization of debt issuance costs	(7.4)	(8.5)	(9.6)
Other income (expense) – net	(3.4)	5.3	7.9
Income (loss) from continuing operations before income taxes	297.2	291.3	126.3
(Provision for) benefit from income taxes	(37.7)	(87.4)	(51.5)
Income (loss) from continuing operations	259.5	203.9	74.8
Income (loss) from discontinued operations – net of tax	1.4	14.4	28.4
Gain (loss) on disposition of discontinued operations – net of tax	58.6	2.6	0.4
Net income (loss)	319.5	220.9	103.6
Net loss (income) attributable to noncontrolling interest	(0.5)	5.1	2.2
Net income (loss) attributable to Terex Corporation	$319.0	$226.0	$105.8
Amounts attributable to Terex Corporation common stockholders:
Income (loss) from continuing operations	$259.0	$209.0	$77.0
Income (loss) from discontinued operations – net of tax	1.4	14.4	28.4
Gain (loss) on disposition of discontinued operations – net of tax	58.6	2.6	0.4
Net income (loss) attributable to Terex Corporation	$319.0	$226.0	$105.8
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$2.36	$1.88	$0.70
Income (loss) from discontinued operations – net of tax	0.01	0.13	0.26
Gain (loss) on disposition of discontinued operations – net of tax	0.54	0.02	—
Net income (loss) attributable to Terex Corporation	$2.91	$2.03	$0.96
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$2.27	$1.79	$0.68
Income (loss) from discontinued operations – net of tax	0.01	0.12	0.25
Gain (loss) on disposition of discontinued operations – net of tax	0.51	0.02	—
Net income (loss) attributable to Terex Corporation	$2.79	$1.93	$0.93
Weighted average number of shares outstanding in per share calculation
Basic	109.7	111.1	110.3
Diluted	114.2	117.0	113.9

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$319.5	$220.9	$103.6
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment, net of (provision for) benefit from taxes of $0.9, $(9.5) and $(5.1), respectively	(237.7)	(21.6)	54.2
Derivative hedging adjustment, net of (provision for) benefit from taxes of $1.2, $(0.8) and $(2.5), respectively	(3.4)	3.1	3.2
Debt and equity securities adjustment, net of (provision for) benefit from taxes of $0.0, $0.6 and $(0.5), respectively	1.6	(1.9)	1.0
Pension liability adjustment:
Net gain (loss), net of (provision for) benefit from taxes of $11.4, $(13.7) and $22.5, respectively	(94.0)	24.6	(57.8)
Amortization of actuarial (gain) loss, net of provision for (benefit from) taxes of $(1.2), $(3.1) and $(1.6), respectively	4.9	6.5	4.1
Foreign exchange and other effects, net of (provision for) benefit from taxes of $(1.2), $0.9 and $1.1, respectively	15.2	(2.7)	(2.8)
Total pension liability adjustment	(73.9)	28.4	(56.5)
Other comprehensive income (loss)	(313.4)	8.0	1.9
Comprehensive income (loss)	6.1	228.9	105.5
Comprehensive loss (income) attributable to noncontrolling interest	(0.4)	4.7	1.7
Comprehensive income (loss) attributable to Terex Corporation	$5.7	$233.6	$107.2

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except par value)

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$478.2	$408.1
Trade receivables (net of allowance of $30.5 and $47.6 at December 31, 2014 and 2013, respectively)	1,086.4	1,176.8
Inventories	1,460.9	1,613.2
Prepaid assets	248.0	220.9
Other current assets	82.7	91.1
Current assets – discontinued operations	—	129.3
Total current assets	3,356.2	3,639.4
Non-current assets
Property, plant and equipment – net	690.3	789.4
Goodwill	1,131.0	1,245.6
Intangible assets – net	325.4	444.8
Other assets	425.1	401.9
Non-current assets – discontinued operations	—	15.6
Total assets	$5,928.0	$6,536.7

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$152.5	$86.8
Trade accounts payable	736.1	689.1
Accrued compensation and benefits	204.0	234.3
Accrued warranties and product liability	74.2	96.2
Customer advances	197.4	302.1
Other current liabilities	278.9	270.1
Current liabilities – discontinued operations	—	46.1
Total current liabilities	1,643.1	1,724.7
Non-current liabilities
Long-term debt, less current portion	1,636.3	1,889.9
Retirement plans	432.5	388.2
Other non-current liabilities	177.0	259.5
Non-current liabilities – discontinued operations	—	5.7
Total liabilities	3,888.9	4,268.0
Commitments and contingencies
Redeemable noncontrolling interest	—	53.9
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 124.6 and 123.7 shares at December 31, 2014 and 2013, respectively	1.2	1.2
Additional paid-in capital	1,251.5	1,247.5
Retained earnings	1,984.9	1,688.1
Accumulated other comprehensive (loss) income	(429.8)	(116.5)
Less cost of shares of common stock in treasury – 19.2 and 13.8 shares at December 31, 2014 and 2013, respectively	(801.9)	(630.2)
Total Terex Corporation stockholders’ equity	2,005.9	2,190.1
Noncontrolling interest	33.2	24.7
Total stockholders’ equity	2,039.1	2,214.8
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$5,928.0	$6,536.7

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Non-controlling Interest	Total
Balance at December 31, 2011	108.8	$1.2	$1,271.8	$1,361.9	$(125.5)	$(599.1)	$278.1	$2,188.4
Net Income (Loss)	—	—	—	105.8	—	—	(2.2)	103.6
Other Comprehensive Income (Loss) – net of tax:	—	—	—	—	1.4	—	0.5	1.9
Issuance of Common Stock	1.0	—	13.5	—	—	—	—	13.5
Compensation under Stock-based Plans – net	0.2	—	7.3	—	—	5.1	—	12.4
Acquisition	—	—	—	—	—	—	2.1	2.1
Divestiture	—	—	—	—	—	—	(7.4)	(7.4)
Redeemable noncontrolling interest	—	—	(12.5)	—	—	—	(247.5)	(260.0)
Purchase of noncontrolling interest	—	—	(0.3)	—	—	—	0.3	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.3)	(0.3)
Convertible Debt	—	—	(19.1)	—	—	—	—	(19.1)
Acquisition of Treasury Stock	(0.1)	—	—	—	—	(3.8)	—	(3.8)
Balance at December 31, 2012	109.9	1.2	1,260.7	1,467.7	(124.1)	(597.8)	23.6	2,031.3
Net Income (Loss)	—	—	—	226.0	—	—	(5.1)	220.9
Other Comprehensive Income (Loss) – net of tax:	—	—	—	—	7.6	—	0.4	8.0
Issuance of Common Stock	0.8	—	17.9	—	—	—	—	17.9
Compensation under Stock-based Plans – net	0.1	—	22.1	—	—	1.3	—	23.4
Acquisition	—	—	—	—	—	—	7.8	7.8
Dividends	—	—	0.1	(5.6)	—	—	—	(5.5)
Divestiture	—	—	—	—	—	—	(2.0)	(2.0)
Purchase of noncontrolling interest	—	—	(54.0)	—	—	—	—	(54.0)
Convertible Debt	—	—	0.7	—	—	—	—	0.7
Acquisition of Treasury Stock	(0.9)	—	—	—	—	(33.7)	—	(33.7)
Balance at December 31, 2013	109.9	1.2	1,247.5	1,688.1	(116.5)	(630.2)	24.7	2,214.8
Net Income (Loss)	—	—	—	319.0	—	—	0.5	319.5
Other Comprehensive Income (Loss) – net of tax:	—	—	—	—	(313.3)	—	(0.1)	(313.4)
Issuance of Common Stock	0.9	—	21.7	—	—	—	—	21.7
Compensation under Stock-based Plans – net	—	—	8.8	—	—	1.2	—	10.0
Acquisition	—	—	—	—	—	—	8.1	8.1
Dividends	—	—	0.4	(22.2)	—	—	—	(21.8)
Purchase of noncontrolling interest	—	—	(26.9)	—	—	—	—	(26.9)
Acquisition of Treasury Stock	(5.4)	—	—	—	—	(172.9)	—	(172.9)
Balance at December 31, 2014	105.4	$1.2	$1,251.5	$1,984.9	$(429.8)	$(801.9)	$33.2	$2,039.1

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$319.5	$220.9	$103.6
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
(Gain) loss on disposition of discontinued operations	(58.6)	(2.6)	(0.4)
Depreciation and amortization	155.7	152.3	153.0
Deferred taxes	(17.8)	(2.3)	(25.2)
(Gain) loss on sale of assets	16.6	4.3	(5.9)
Loss on early extinguishment of debt	2.6	5.2	99.0
Stock-based compensation expense	46.5	43.9	29.1
Other non-cash charges	32.3	53.1	70.1
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(4.2)	(153.1)	122.5
Inventories	(27.1)	(70.4)	(55.0)
Trade accounts payable	85.8	86.9	(126.3)
Income taxes payable / receivable	(68.3)	(80.7)	(144.8)
Customer advances	(75.2)	(16.5)	97.1
Other assets and liabilities	(17.4)	(46.4)	(31.6)
Other operating activities, net	20.3	(6.1)	7.1
Net cash provided by (used in) operating activities	410.7	188.5	292.3
INVESTING ACTIVITIES
Capital expenditures	(81.5)	(82.8)	(82.5)
Other investments	(20.0)	—	(24.1)
Proceeds from disposition of discontinued operations	162.2	0.7	3.5
Proceeds from sale of assets	43.3	46.1	34.6
Other investing activities, net	(9.0)	(1.4)	(7.8)
Net cash provided by (used in) investing activities	95.0	(37.4)	(76.3)
FINANCING ACTIVITIES
Repayments of debt	(1,801.8)	(571.8)	(1,533.0)
Proceeds from issuance of debt	1,684.2	425.2	1,234.3
Purchase of noncontrolling interest	(80.3)	(228.1)	(3.5)
Distributions to noncontrolling interest	—	(18.5)	(4.9)
Share repurchases	(171.2)	(31.4)	—
Dividends paid	(21.8)	(5.5)	—
Other financing activities, net	(5.8)	10.0	(16.2)
Net cash provided by (used in) financing activities	(396.7)	(420.1)	(323.3)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(38.9)	(0.9)	11.2
Net Increase (Decrease) in Cash and Cash Equivalents	70.1	(269.9)	(96.1)
Cash and Cash Equivalents at Beginning of Period	408.1	678.0	774.1
Cash and Cash Equivalents at End of Period	$478.2	$408.1	$678.0

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
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

Cash and Cash Equivalents.  Cash equivalents consist of highly liquid investments with original maturities of three months or less.  The carrying amount of cash and cash equivalents approximates their fair value.  Cash and cash equivalents at December 31, 2014 and 2013 include $13.5 million and $14.5 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Inventories.  Inventories are stated at the lower of cost or market (“LCM”) value. Cost is determined by the average cost and first-in, first-out (“FIFO”) methods (approximately 52% and 48%, respectively).  In valuing inventory, the Company is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market.  These assumptions require the Company to analyze the aging of and forecasted demand for its inventory, forecast future products sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory.  Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with the Company’s customers for future orders, including their plans for expenditures, and market trends for similar products.  The Company’s judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage.  The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers.  This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines.  While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved.  Future events that could significantly influence the Company’s judgment and related estimates include general economic conditions in markets where the Company’s products are sold, new equipment price fluctuations, actions of the Company’s competitors, including the introduction of new products and technological advances, as well as new products and design changes the Company introduces.  The Company makes adjustments to its inventory reserve based on the identification of specific situations and increases its inventory reserves accordingly.  As further changes in future economic or industry conditions occur, the Company will revise the estimates that were used to calculate its inventory reserves.  At December 31, 2014 and 2013, reserves for LCM, excess and obsolete inventory totaled $116.3 million and $132.5 million, respectively.

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

Debt Issuance Costs.  Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt.  Capitalized debt issuance costs related to debt that is extinguished early are charged to expense at the time of retirement. Debt issuance costs were $31.2 million and $31.0 million (net of accumulated amortization of $21.9 million and $17.0 million) at December 31, 2014 and 2013, respectively.

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

Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which discrete financial information with similar economic characteristics is available and the operating results are regularly reviewed by the Company’s management.  The Aerial Work Platforms (“AWP”), Construction, Cranes and Materials Processing (“MP”) operating segments plus the Material Handling business and Port Solutions business of the Material Handling & Port Solutions (“MHPS”) segment, comprise the six reporting units for goodwill impairment testing purposes.

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

There were no indicators of goodwill impairment in the tests performed as of October 1, 2014, 2013 and 2012. See Note J – “Goodwill and Intangible Assets, Net” in the Notes to the Consolidated Financial Statements.

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

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if fair value based on the estimated future undiscounted cash flows are less than the carrying value.  Future cash flow projections include assumptions for future sales levels and the level of working capital needed to support each business.  The Company uses data developed by business segment management as well as macroeconomic data in making these calculations.  The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset.  Included in Selling, general & administrative (“SG&A”) costs are $3.9 million of asset impairments for the years ended December 31, 2014 and 2013 and $8.9 million for the year ended December 31, 2012. See Note L – “Restructuring and Other Charges” for information on asset impairments recorded as part of restructuring activities.

Accounts Receivable and Allowance for Doubtful Accounts.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical customer review and current financial conditions.  The Company reviews its allowance for doubtful accounts at least quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectability.  All other balances are reviewed on a pooled basis by type of receivable.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  There can be no assurance that the Company’s historical accounts receivable collection experience will be indicative of future results.  The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note Q – “Litigation and Contingencies.”  Substantially all receivables were trade receivables at December 31, 2014 and 2013.

Revenue Recognition.  Revenue and related costs are generally recorded when products are shipped and invoiced to either independently owned and operated dealers or to end-customers.  Shipping and handling charges are recorded in Cost of goods sold.

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2012	$104.8
Accruals for warranties issued during the period	84.6
Changes in estimates	(1.1)
Settlements during the year	(84.0)
Foreign exchange effect/other	1.8
Balance as of December 31, 2013	106.1
Accruals for warranties issued during the period	73.6
Changes in estimates	1.8
Settlements during the year	(88.7)
Foreign exchange effect/other	(6.3)
Balance as of December 31, 2014	$86.5

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

Deferred Compensation.  The Company maintains a Deferred Compensation Plan, which is described more fully in Note O – “Retirement Plans and Other Benefits.”  The Company’s common stock, par value $0.01 per share (“Common Stock”) held in a rabbi trust pursuant to the Company’s Deferred Compensation Plan, is treated in a manner similar to treasury stock and is recorded at cost within Stockholders’ equity as of December 31, 2014 and 2013.  The plan obligations for participant deferrals in the Company’s Common Stock are classified as Additional paid-in capital within Stockholders’ equity.  The total of the Company’s Common Stock required to settle this deferred compensation obligation is included in the denominator in both basic and diluted earnings per share calculations.

Stock-Based Compensation.  At December 31, 2014, the Company had stock-based employee compensation plans, which are described more fully in Note P – “Stockholders’ Equity.”  The Company accounts for those plans under the recognition and measurement principles of ASC 718, “Compensation–Stock Compensation” (“ASC 718”).  ASC 718 requires that expense resulting from all share-based payment transactions be recognized in the financial statements at fair value.

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

Environmental Policies.  Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure.  Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed.  Liabilities are recorded when environmental assessments and/or remedial actions are probable and the costs can be reasonably estimated.  Such amounts were not material at December 31, 2014 and 2013.

Research and Development Costs.  Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in Selling, general and administrative expenses.  Research and development costs were $86.9 million, $85.3 million and $71.7 million during 2014, 2013 and 2012, respectively.

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

The AWP segment designs, manufactures, services and markets aerial work platform equipment, telehandlers and light towers. Customers use these products to construct and maintain industrial, commercial and residential buildings and facilities and for other commercial operations, as well as in a wide range of infrastructure projects.

The Construction segment designs, manufactures and markets compact construction and specialty equipment, as well as their related replacement parts and components. Customers use these products in construction and infrastructure projects, in building roads, bridges, residential and commercial buildings, industrial sites and for material handling applications.

On May 30, 2014, the Company sold its truck business, which was consolidated in the Construction segment, to Volvo Construction Equipment for approximately $160 million. The truck business manufactured and sold off-highway rigid and articulated haul trucks. Included in the transaction was the manufacturing facility in Motherwell, Scotland. As a result of this sale, the reporting of the truck business has been included in discontinued operations for all periods presented.

The Cranes segment designs, manufactures, services, refurbishes and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, lattice boom truck cranes, utility equipment and truck-mounted cranes (boom trucks), as well as their related components and replacement parts. Customers use these products primarily for construction, repair and maintenance of commercial buildings, manufacturing facilities, construction and maintenance of utility and telecommunication lines, tree trimming and certain construction and foundation drilling applications and a wide range of infrastructure projects. The segment also provides service and support for industrial cranes and aerial products in North America.

The MHPS segment designs, manufactures, services and markets industrial cranes, including universal cranes, process cranes, rope and chain hoists, electric motors, light crane systems and crane components as well as a diverse portfolio of port and rail equipment including mobile harbor cranes, straddle and sprinter carriers, rubber tired gantry cranes, rail mounted gantry cranes, ship-to-shore gantry cranes, reach stackers, empty container handlers, full container handlers, general cargo lift trucks, automated stacking cranes, automated guided vehicles and terminal automation technology, including software, as well as their related components and replacement parts. Customers use these products for lifting and material handling at manufacturing, port and rail facilities. The segment operates an extensive global sales and service network.

The MP segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders, biomass and hand-fed chippers and their related components and replacement parts. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries.

The Company assists customers in their rental, leasing and acquisition of its products through Terex Financial Services (“TFS”). TFS uses its equipment financing experience to provide financing solutions to customers who purchase the Company’s equipment.

The Company has no customers that accounted for more than 10% of consolidated sales in 2014.  The results of businesses acquired during 2014, 2013 and 2012 are included from the dates of their respective acquisitions.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items. Business segment information is presented below (in millions):

	Year Ended December 31,
	2014	2013	2012
Net Sales
AWP	$2,369.7	$2,131.0	$1,742.4
Construction	836.6	820.0	952.1
Cranes	1,791.1	1,925.5	1,987.6
MHPS	1,783.4	1,698.5	1,742.1
MP	653.1	628.2	661.5
Corporate and Other / Eliminations	(125.0)	(119.2)	(103.5)
Total	$7,308.9	$7,084.0	$6,982.2
Income (loss) from Operations
AWP	$302.8	$325.8	$210.9
Construction	1.2	(24.8)	(69.3)
Cranes	85.9	110.5	168.0
MHPS	(17.2)	(41.8)	5.6
MP	60.6	71.8	75.3
Corporate and Other / Eliminations	(10.2)	(22.4)	(23.7)
Total	$423.1	$419.1	$366.8
Depreciation and Amortization
AWP	$11.6	$9.9	$12.0
Construction	19.3	22.2	23.5
Cranes	29.9	31.5	29.6
MHPS	65.8	61.2	64.3
MP	6.0	5.9	5.1
Corporate	22.8	20.8	17.7
Total	$155.4	$151.5	$152.2
Capital Expenditures
AWP	$28.6	$19.5	$15.1
Construction	3.7	3.8	6.6
Cranes	14.0	15.1	13.8
MHPS	21.8	24.1	32.9
MP	4.4	5.6	4.9
Corporate	7.5	11.4	7.9
Total	$80.0	$79.5	$81.2

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

	December 31,
	2014	2013
Identifiable Assets
AWP	$1,143.5	$937.2
Construction	1,246.0	1,012.5
Cranes	1,959.7	2,040.3
MHPS	2,744.0	2,989.5
MP	813.6	945.6
Corporate and Other / Eliminations	(1,978.8)	(1,533.3)
Discontinued operations	—	144.9
Total	$5,928.0	$6,536.7

Geographic segment information is presented below (in millions):

	Year Ended December 31,
	2014	2013	2012
Net Sales
United States	$2,746.2	$2,592.3	$2,260.2
United Kingdom	401.7	247.2	263.8
Germany	642.8	621.4	659.2
Other European countries	1,480.5	1,226.6	1,343.7
All other	2,037.7	2,396.5	2,455.3
Total	$7,308.9	$7,084.0	$6,982.2

	December 31,
	2014	2013
Long-lived Assets
United States	$191.6	$200.6
United Kingdom	23.9	28.3
Germany	253.0	305.3
Other European countries	91.3	106.9
All other	130.5	148.3
Total	$690.3	$789.4

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.  Long-lived assets consist of net fixed assets, which can be attributed to the specific geographic regions.

NOTE C – INCOME TAXES

The components of income (loss) from continuing operations before income taxes are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
United States	$314.1	$340.7	$127.2
Foreign	(16.9)	(49.4)	(0.9)
Income (loss) from continuing operations before income taxes	$297.2	$291.3	$126.3

Income (loss) before income taxes including Income (loss) from discontinued operations and Gain (loss) from disposition of discontinued operations attributable to the Company was $365.0 million, $305.1 million and $156.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The major components of the Company’s provision for (benefit from) income taxes on continuing operations before income taxes are summarized below (in millions):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$6.8	$49.3	$29.7
State	7.6	5.4	3.8
Foreign	41.0	36.5	45.9
Current income tax provision (benefit)	55.4	91.2	79.4
Deferred:
Federal	7.1	22.2	(8.8)
State	(0.7)	1.3	(0.6)
Foreign	(24.1)	(27.3)	(18.5)
Deferred income tax (benefit) provision	(17.7)	(3.8)	(27.9)
Total provision for (benefit from) income taxes	$37.7	$87.4	$51.5

Including discontinued operations and disposition of discontinued operations, the total (benefit from) provision for income taxes was $45.5 million, $84.2 million and $53.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Deferred tax assets and liabilities result from differences in the bases of assets and liabilities for tax and financial statement purposes.  The tax effects of the basis differences and loss carry forwards as of December 31, 2014 and 2013 for continuing operations are summarized below for major balance sheet captions (in millions):

	2014	2013
Property, plant and equipment	$(79.0)	$(76.2)
Intangibles	(105.3)	(140.2)
Customer advances	(17.0)	(9.8)
Inventories	31.0	40.2
Accrued warranties and product liability	17.0	18.7
Loss carry forwards	241.8	210.7
Retirement plans	61.6	39.3
Accrued compensation and benefits	54.0	54.1
Investments	(10.4)	(10.6)
Currency translation adjustments	17.5	(3.2)
Credit carry forwards	8.9	12.1
Other	61.9	50.1
Deferred tax assets valuation allowance	(229.1)	(181.8)
Net deferred tax assets (liabilities)	$52.9	$3.4

Deferred tax assets for continuing operations total $329.5 million before valuation allowances of $229.1 million at December 31, 2014.  Total deferred tax liabilities for continuing operations of $47.5 million include $6.7 million in current liabilities and $40.8 million in non-current liabilities on the Consolidated Balance Sheet at December 31, 2014.  There were no net deferred tax assets for discontinued operations as of December 31, 2014. There were $3.0 million net deferred tax assets for discontinued operations as of December 31, 2013.

The Company evaluates the net realizable value of its deferred tax assets each reporting period. The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards. Historical information is supplemented by currently available information about future tax years. Realization requires sufficient taxable income to use deferred tax assets. To the extent that estimates of future taxable income decrease or do not materialize, additional valuation allowances may be required. The Company records a valuation allowance for each deferred tax asset for which realization is not assessed as more likely than not. The valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was $229.1 million and $181.8 million, respectively.  The net change in the total valuation allowance for the years ended December 31, 2014 and 2013 was an increase of $47.3 million and $9.6 million, respectively.

As of December 31, 2014, the Company determined that it was appropriate to retain its valuation allowance on deferred tax assets of its Italian subsidiaries. However, it is reasonably possible that, in the near term, continuing improvement in operating performance and other evidence could change the Company’s assessment of the realizability of the Italian deferred tax assets resulting in the reversal of all, or part of, the related valuation allowance. As of December 31, 2014, the Company has recorded a valuation allowance on deferred tax assets of its German subsidiaries. During the fourth quarter of 2014, the German subsidiaries recognized unanticipated losses, including foreign exchange losses, increased pension liability accruals, and business restructuring expense. These events created sufficient objective negative evidence to outweigh the positive evidence supporting realization of the deferred tax assets of the German subsidiaries. For the year ended December 31, 2014, (Provision for) benefit from income tax included expense of $6.7 million related to the valuation allowance on the deferred tax assets of the Company’s German subsidiaries. The Company recognized valuation allowances totaling $33.6 million almost completely offsetting deferred tax assets recorded for capital loss carry forwards generated by dispositions in 2014.

The Company’s Provision for (benefit from) income taxes is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s Income (loss) from continuing operations before income taxes.  The reasons for the difference are summarized as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Tax at statutory federal income tax rate	$104.0	$102.0	$44.2
State taxes (net of Federal benefit)	4.5	4.4	2.0
Change in valuation allowance	27.4	6.9	14.2
Foreign tax differential on income/losses of foreign subsidiaries	(10.7)	1.4	(7.8)
U.S. tax on multi-national operations	4.4	(12.3)	(0.4)
Change in foreign statutory rates	2.5	3.6	3.2
U.S. manufacturing and export incentives	(6.0)	(7.1)	(4.0)
Tax effect of dispositions	(84.9)	(1.5)	(6.3)
Other	(3.5)	(10.0)	6.4
Total provision for (benefit from) income taxes	$37.7	$87.4	$51.5

The effective tax rate on gain (loss) on disposition of discontinued operations in 2014 differs from the statutory rate primarily due to the majority of gains from sale of the truck business not being subject to tax. The effective tax rate on income from discontinued operations in 2013 differs from the statutory rate primarily due to recognition of uncertain tax positions.

Except for a limited number of immaterial subsidiaries and joint ventures accounted under the equity method, the Company does not provide for foreign income and withholding, U.S. Federal, or state income taxes or tax benefits on the financial reporting basis over the tax basis of its investments in foreign subsidiaries because such amounts are indefinitely reinvested to support operations and continued growth plans outside the U.S. At December 31, 2014, the Company’s net unremitted retained earnings of its foreign subsidiaries was approximately $800 million.  The Company reviews its plan to indefinitely reinvest on a quarterly basis.  In making its decision to indefinitely reinvest, the Company evaluates its plans of reinvestment, its ability to control repatriation and to mobilize funds without triggering basis differences, and the profitability of U.S. operations and their cash requirements and the need, if any, to repatriate funds.  If the assessment of the Company with respect to earnings of foreign subsidiaries changes, deferred U.S. income taxes, foreign income taxes, and foreign withholding taxes may have to be accrued.  At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the investment in foreign subsidiaries is not practicable.

At December 31, 2014, the Company has various state net operating loss carry forwards available to reduce future state taxable income and income taxes.  These net operating loss carry forwards expire at various dates through 2034. In addition, the gross amount of the U.S. federal capital loss carryforward is $72.2 million which expires in 2019.

At December 31, 2014, the Company’s foreign subsidiaries had approximately $718 million of loss carry forwards, consisting of $288 million in Germany, $159 million in Italy, $80 million in the United Kingdom, $56 million in China, $49 million in Spain, and $86 million in other countries, which are available to offset future foreign taxable income.  The majority of these foreign tax loss carry forwards are available without expiration. In addition, the gross amount of the Australian capital loss carryforward is $31 million, and it has an unlimited carryforward period.

The Company had total net income tax (refunds) payments including discontinued operations of $124.1 million, $171.1 million and $224.2 million in 2014, 2013 and 2012, respectively.  At December 31, 2014 and 2013, Other current assets included net income tax receivable amounts of $87.9 million and $12.3 million respectively.

The Company and its subsidiaries conduct business globally and file income tax returns in U.S. federal, state and foreign jurisdictions, as required. From a tax perspective, major jurisdictions where the Company is often subject to examination by tax authorities include Australia, Germany, Italy, the United Kingdom and the U.S. Currently, various entities of the Company are under audit in Germany, Italy, the U.S. and elsewhere. With few exceptions, including certain subsidiaries in Germany that are under audit, the statute of limitations for the Company and most of its subsidiaries has, expired for tax years prior to 2010. The Company assesses uncertain tax positions for recognition, measurement and effective settlement. Where the Company has determined that its tax return filing position does not satisfy the more likely than not recognition threshold of ASC 740, “Income Taxes,” it has recorded no tax benefits. Where the Company has determined that its tax return filing positions are more likely than not to be sustained, the Company has measured and recorded the largest amount of tax benefit greater than 50% likely to be realized. The Company recognizes accrued interest and penalties, if any, related to income taxes as (Provision for) benefit from income taxes in its Consolidated Statement of Income.

The following table summarizes the activity related to the Company’s total (including discontinued operations) unrecognized tax benefits (in millions):

Balance as of January 1, 2012	$169.6
Additions for current year tax positions	—
Additions for prior year tax positions	15.1
Reductions for prior year tax positions	(22.3)
Reductions for tax positions related to current year	—
Reductions related to expiration of statute of limitations	(23.2)
Settlements	(1.3)
Acquired balances	10.7
Balance as of December 31, 2012	148.6
Additions for current year tax positions	—
Additions for prior year tax positions	10.6
Reductions for prior year tax positions	(17.0)
Reductions for tax positions related to current year	—
Reductions related to expiration of statute of limitations	(42.7)
Settlements	(15.8)
Acquired balances	—
Balance as of December 31, 2013	83.7
Additions for current year tax positions	1.9
Additions for prior year tax positions	1.2
Reductions for prior year tax positions	(10.1)
Reductions for tax positions related to current year	—
Reductions related to expiration of statute of limitations	(2.4)
Settlements	(0.1)
Acquired balances	—
Balance as of December 31, 2014	$74.2

The Company evaluates each reporting period whether it is reasonably possible that material changes to its uncertain tax position liability could occur in the next 12 months.  Changes may occur as a result of uncertain tax positions being considered effectively settled, re-measured, paid, acquired or divested, as the result of a change in the accounting rules, tax law or judicial decision, or due to the expiration of the relevant statute of limitations. It is not possible to predict which uncertain tax positions, if any, may be challenged by tax authorities. The timing and impact of income tax audits and their resolution is highly uncertain. New facts, laws, pronouncements and judicial decisions can change assessments concerning technical merit and measurement. The amounts of or periods in which changes to reserves for uncertain tax positions will occur is rarely ascertainable.  The Company believes it is reasonably possible that the total amount of unrecognized tax benefits disclosed as of December 31, 2014 may decrease approximately $30 million in the fiscal year ending December 31, 2015. Such possible decrease relates primarily to audit settlements for valuation, transfer pricing, deductibility issues and the expiration of statutes of limitation.

As of December 31, 2014 and 2013, the Company had $74.2 million and $83.7 million, respectively, of unrecognized tax benefits.  Of the $74.2 million at December 31, 2014, $41.3 million, if recognized, would affect the effective tax rate.  As of December 31, 2014 and 2013, the liability for potential penalties and interest was $12.9 million and $13.5 million, respectively.  During each of the years ended December 31, 2014 and 2013, the Company recognized tax (benefit) expense of $(0.6) million for interest and penalties.

NOTE D – DISCONTINUED OPERATIONS

On May 30, 2014, the Company sold its truck business, which was consolidated in the Construction segment, to Volvo Construction Equipment for approximately $160 million. The truck business manufactured and sold off-highway rigid and articulated haul trucks. Included in the transaction was the manufacturing facility in Motherwell, Scotland.

Due to this divestiture, reporting of the truck business has been included in discontinued operations for all periods presented. Cash flows from the Company’s discontinued operations are included in the Consolidated Statements of Cash Flows.

The following amounts related to discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statement of Income (in millions):

	Year Ended December 31,
	2014	2013	2012
Net sales	$94.8	$225.8	$366.2

Income (loss) from discontinued operations before income taxes	$1.7	$10.3	$30.5
(Provision for) benefit from income taxes	(0.3)	4.1	(2.1)
Income (loss) from discontinued operations – net of tax	$1.4	$14.4	$28.4

Gain (loss) on disposition of discontinued operations	$66.1	$3.5	$(0.1)
(Provision for) benefit from income taxes	(7.5)	(0.9)	0.5
Gain (loss) on disposition of discontinued operations – net of tax	$58.6	$2.6	$0.4

During the year ended December 31, 2014, the Company recorded a gain of $57.1 million related to the sale of its truck business. During the years ended December 31, 2014, 2013, and 2012 the Company recorded a $1.5 million, $2.6 million and $2.3 million gain, respectively, primarily related to the sale of its Atlas heavy construction equipment and knuckle-boom cranes businesses based on contractually obligated earnings based payments from the purchaser. During the year ended December 31, 2012, the Company recorded a $1.9 million loss related to the settlement of a dispute with Bucyrus International, Inc.

The following table provides the amounts of assets and liabilities reported in discontinued operations in the Consolidated Balance Sheet (in millions) related to the truck business:

	December 31
	2014	2013
Trade receivables, net	$—	$49.7
Inventories	—	73.6
Other current assets	—	6.0
Current assets – discontinued operations	$—	$129.3

Property, plant and equipment - net	$—	$9.5
Other assets	—	6.1
Non-current assets – discontinued operations	—	15.6

Trade accounts payable	$—	$35.9
Other current liabilities	—	10.2
Current liabilities – discontinued operations	$—	$46.1

Non-current liabilities – discontinued operations	$—	$5.7

NOTE E – EARNINGS PER SHARE

	For the year ended December 31,
	(in millions, except per share data)
	2014	2013	2012
Net income (loss) from continuing operations attributable to Terex Corporation common stockholders	$259.0	$209.0	$77.0
Income (loss) from discontinued operations-net of tax	1.4	14.4	28.4
Gain (loss) on disposition of discontinued operations-net of tax	58.6	2.6	0.4
Net income (loss) attributable to Terex Corporation	$319.0	$226.0	$105.8
Basic shares:
Weighted average shares outstanding	109.7	111.1	110.3
Earnings per share - basic:
Income (loss) from continuing operations	$2.36	$1.88	$0.70
Income (loss) from discontinued operations-net of tax	0.01	0.13	0.26
Gain (loss) on disposition of discontinued operations-net of tax	0.54	0.02	—
Net income (loss) attributable to Terex Corporation	$2.91	$2.03	$0.96
Diluted shares:
Weighted average shares outstanding	109.7	111.1	110.3
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	4.5	5.9	3.6
Diluted weighted average shares outstanding	114.2	117.0	113.9
Earnings per share - diluted:
Income (loss) from continuing operations	$2.27	$1.79	$0.68
Income (loss) from discontinued operations-net of tax	0.01	0.12	0.25
Gain (loss) on disposition of discontinued operations-net of tax	0.51	0.02	—
Net income (loss) attributable to Terex Corporation	$2.79	$1.93	$0.93

The following table provides information to reconcile amounts reported on the Consolidated Statement of Income to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions) for the year ended December 31:

Reconciliation of amounts attributable to common stockholders:	2014	2013	2012
Income (loss) from continuing operations	$259.5	$203.9	$74.8
Noncontrolling interest attributed to income (loss) from continuing operations	(0.5)	5.1	2.2
Income (loss) from continuing operations attributable to common stockholders	$259.0	$209.0	$77.0

Weighted average options to purchase 0.1 million shares, 0.2 million shares and 0.2 million shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during 2014, 2013 and 2012, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 0.4 million shares, 0.3 million shares and 0.3 million shares were outstanding during 2014, 2013 and 2012, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance.  ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

The 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”) described in Note M – “Long-Term Obligations” are dilutive to the extent the volume-weighted average price of the Common Stock for the period evaluated was greater than $16.25 per share and earnings from continuing operations were positive. The number of shares that were contingently issuable for the 4% Convertible Notes during 2014, 2013 and 2012 was 3.4 million, 4.6 million and 2.9 million, respectively.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	December 31,
	2014	2013
Finished equipment	$425.7	$450.0
Replacement parts	170.5	168.4
Work-in-process	454.2	527.3
Raw materials and supplies	410.5	467.5
Inventories	$1,460.9	$1,613.2

Reserves for lower of cost or market value, excess and obsolete inventory were $116.3 million and $132.5 million at December 31, 2014 and 2013, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	December 31,
	2014	2013
Property	$104.3	$121.2
Plant	359.5	412.5
Equipment	699.5	720.1
Property, Plant and Equipment – Gross	1,163.3	1,253.8
Less: Accumulated depreciation	(473.0)	(464.4)
Property, plant and equipment – net	$690.3	$789.4

Depreciation expense for the years ended December 31, 2014, 2013 and 2012, was $110.4 million, $104.4 million and $99.7 million, respectively.

NOTE H – EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from leasing the Company’s products to customers.  Initial non-cancellable lease terms typically range up to 84 months.  The net book value of equipment subject to operating leases was approximately $72 million and $80 million (net of accumulated depreciation of approximately $40 million and $40 million) at December 31, 2014 and 2013, respectively, and is included in Other assets on the Company’s Consolidated Balance Sheet.  The equipment is depreciated on a straight-line basis over its estimated useful life.

Future minimum lease payments to be received under non-cancellable operating leases with lease terms in excess of one year are as follows (in millions):

Years ending December 31,
2015	$11.8
2016	8.4
2017	2.9
2018	1.7
2019	1.7
Thereafter	1.3
$27.8

The Company received approximately $15 million and $16 million of rental income from assets subject to operating leases with lease terms greater than one year during 2014 and 2013, respectively, none of which represented contingent rental payments.

NOTE I – DISPOSITIONS

On December 19, 2014, the Company completed the sale of 51% of A.S.V., Inc. to Manitex International, Inc. (“Manitex”), resulting in a joint venture in compact track loaders and skid steers that is 51% owned by Manitex and 49% owned by Terex and accounted for it as an equity method investment. On December 31, 2014, the Company sold 100% of Demag Cranes and Components Pty. Ltd. The Company recorded a net loss on these dispositions of approximately $16 million in Selling, general and administrative expenses on the Consolidated Statement of Income. Cash received from these dispositions is included in the Consolidated Statement of Cash Flows investing activities.

NOTE J – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	Construction	Cranes	MHPS	MP	Total
Balance at December 31, 2012, gross	$139.9	$274.4	$233.9	$732.8	$204.7	$1,585.7
Accumulated impairment	(38.6)	(274.4)	(4.2)	—	(23.2)	(340.4)
Balance at December 31, 2012, net	101.3	—	229.7	732.8	181.5	1,245.3
Foreign exchange effect and other	0.7	—	2.0	(5.3)	2.9	0.3
Balance at December 31, 2013, gross	140.6	274.4	235.9	727.5	207.6	1,586.0
Accumulated impairment	(38.6)	(274.4)	(4.2)	—	(23.2)	(340.4)
Balance at December 31, 2013, net	102.0	—	231.7	727.5	184.4	1,245.6
Acquisitions	—	—	—	12.0	—	12.0
Divestiture	—	(141.6)	—	(6.1)	—	(147.7)
Foreign exchange effect and other	(2.1)	—	(18.3)	(90.6)	(9.5)	(120.5)
Balance at December 31, 2014, gross	138.5	132.8	217.6	642.8	198.1	1,329.8
Accumulated impairment	(38.6)	(132.8)	(4.2)	—	(23.2)	(198.8)
Balance at December 31, 2014, net	$99.9	$—	$213.4	$642.8	$174.9	$1,131.0

As of October 1, 2014, the Company performed its annual goodwill impairment test for the MP segment, which resulted in the fair market value of the MP reporting unit exceeding its carrying value by 24%.  While no evidence of impairment was indicated, due to geopolitical uncertainty and short-term volatility in worldwide commodities markets, the Company reviewed the MP reporting unit at December 31, 2014 to determine if the results of the October 1 test would be significantly different.  The Company did not find evidence of impairment at December 31, 2014, but it will continue to monitor the performance of the MP reporting unit and update the test as circumstances warrant.  If the MP reporting unit is unable to achieve its projected cash flows, the outcome of any prospective tests may result in recording goodwill impairment charges in future periods.

Intangible assets, net were comprised of the following as of December 31, 2014 and 2013 (in millions):

		December 31, 2014			December 31, 2013
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	6	$58.8	$38.4	$20.4	$91.6	$48.7	$42.9
Customer Relationships	16	251.9	78.4	173.5	354.7	105.2	249.5
Land Use Rights	57	18.0	1.8	16.2	18.4	1.5	16.9
Other	7	44.6	38.2	6.4	52.2	40.4	11.8
Total definite-lived intangible assets		$373.3	$156.8	$216.5	$516.9	$195.8	$321.1

Indefinite-lived intangible assets:
Tradenames		$108.9			$123.7
Total indefinite-lived intangible assets		$108.9			$123.7

	For the Year Ended December 31,
(in millions)	2014	2013	2012
Aggregate Amortization Expense	$37.6	$38.6	$43.0

Estimated aggregate intangible asset amortization expense (in millions) for the next five years is as follows:

2015	$26.0
2016	$24.1
2017	$19.7
2018	$15.1
2019	$14.8

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

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At December 31, 2014, the Company had $378.5 million notional amount of currency exchange forward contracts outstanding that were initially designated as hedge contracts, most of which mature on or before December 31, 2015.  The fair market value of these contracts at December 31, 2014 was a net loss of $0.4 million.  At December 31, 2014, $313.4 million notional amount ($0.6 million of fair value losses) of these forward contracts have been designated as, and are effective as, cash flow hedges of forecasted and specifically identified transactions.  During 2014 and 2013, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

The Company records the interest rate swap and foreign exchange contracts at fair value on a recurring basis.   There were no interest rate swaps recorded as of December 31, 2014 and 2013. The foreign exchange contracts designated as hedging instruments are categorized under Level 2 of the ASC 820 hierarchy and are recorded at December 31, 2014 and 2013 as a net liability of $0.4 million and a net asset of $3.8 million, respectively.  See Note A – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. The fair values of these foreign exchange forward contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities.

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

Concurrent with the sale of part of A.S.V., Inc. to Manitex, the Company invested in a subordinated convertible promissory note from Manitex, which included an embedded derivative, the conversion feature. At the date of issuance, the embedded derivative was measured at fair value. The derivative is marked-to-market each period with changes in fair value recorded in Other income (expense) - net in the Consolidated Statement of Income.

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	December 31, 2014	December 31, 2013
Foreign exchange contracts	Other current assets	$10.1	$10.0
Liability Derivatives
Foreign exchange contracts	Other current liabilities	10.5	6.2
Total Derivatives		$(0.4)	$3.8

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	December 31, 2014	December 31, 2013
Foreign exchange contracts	Other current assets	$2.2	$4.1
Debt conversion feature	Other assets	3.0	—
Total asset derivatives		$5.2	$4.1
Liability Derivatives
Foreign exchange contracts	Other current liabilities	1.0	0.8
Total liability derivatives		$1.0	$0.8
Total Derivatives		$4.2	$3.3

The following tables provide the effect of derivative instruments that are designated as hedges in the Consolidated Statements of Income, Comprehensive Income and Accumulated other comprehensive income (“OCI”) (in millions):

Gain Recognized on Derivatives in Income:		Year Ended December 31,
Fair Value Derivatives	Location	2014	2013	2012
Interest rate contract	Interest expense	$—	$—	$16.3
Interest rate contract	Loss on early extinguishment of debt	—	—	16.0
Total		$—	$—	$32.3

(Loss) Gain Recognized on Derivatives in OCI:		Year Ended December 31,
Cash Flow Derivatives		2014	2013	2012
Foreign exchange contracts		$(3.4)	$3.1	$3.2

(Loss) Gain Reclassified from Accumulated OCI into Income (Effective):		Year Ended December 31,
Account		2014	2013	2012
Cost of goods sold		$3.0	$1.2	$(5.2)
Other income (expense) – net		0.5	3.2	(5.1)
Total		$3.5	$4.4	$(10.3)

Gain (Loss) Recognized on Derivatives (Ineffective) in Income:		Year Ended December 31,
Account		2014	2013	2012
Other income (expense) – net		$(0.4)	$(2.8)	$4.9

The following table provides the effect of derivative instruments that are not designated as hedges in the Consolidated Statements of Income and Comprehensive Income (in millions):

Gain (Loss) Recognized on Derivatives not designated as hedges in Income:	Year Ended December 31,
Account	2014	2013	2012
Cost of Goods Sold	$—	$0.7	$(0.8)
Other income (expense) – net	—	1.6	—
Total	$—	$2.3	$(0.8)

Counterparties to the Company’s currency exchange forward contracts are major financial institutions with credit ratings of investment grade or better and no collateral is required.  There are no significant risk concentrations.  Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is low and any losses would be immaterial.

Unrealized net gains (losses), net of tax, included in OCI are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of period	$2.7	$(0.4)	$(3.6)
Additional gains (losses) – net	(1.4)	6.1	(1.9)
Amounts reclassified to earnings	(2.0)	(3.0)	5.1
Balance at end of period	$(0.7)	$2.7	$(0.4)

The estimated amount of existing losses for derivative contracts recorded in OCI as of December 31, 2014 that are expected to be reclassified into earnings in the next 12 months is $0.7 million.

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

During the year ended December 31, 2012, the Company established a restructuring program in the MHPS segment to realize cost synergies and to optimize the SG&A expense structure. This program resulted in the closing of a production site in Spain and outsourcing of the related future production. The program cost $3.0 million, resulted in the reduction of 26 team members and was completed in 2014.

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

During the year ended December 31, 2013, the Company established a restructuring program in the MHPS segment resulting in the consolidation of certain production facilities and the redesign of certain back office functions. The program cost $19.4 million, resulted in the reduction of 299 team members and was completed in 2014.

During the year ended December 31, 2013, the Company established a restructuring program in the Construction segment related to the distribution organization for Europe, the Middle East and Asia. This program will result in a more decentralized distribution function. The program cost $1.9 million, resulted in the reduction of 19 team members and was completed in 2014.

During the year ended December 31, 2014, the Company established restructuring programs in the MHPS segment primarily focused on operations in Germany. The programs included the closure of one of its materials handling manufacturing facilities, the consolidation of several materials handling sales and service locations, and realignment of the management structure for port solutions. The programs are expected to cost $35.5 million, result in the reduction of 199 team members and be completed in 2015.

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the year ended December 31, 2014, the cumulative amount of expenses incurred since inception of the programs and the total amount expected to be incurred (in millions):

	Amount incurred during the year ended December 31, 2014	Cumulative amount incurred through December 31, 2014	Total amount expected to be incurred
Construction	$(0.1)	$11.0	$11.0
MHPS	30.4	58.6	58.6
Total	$30.3	$69.6	$69.6

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the year ended December 31, 2014, the cumulative amount of expenses incurred since inception of the programs and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred in the year ended December 31, 2014	$30.3	$—	$—	$30.3
Cumulative amount incurred through December 31, 2014	$60.1	$0.3	$9.2	$69.6
Total amount expected to be incurred	$60.1	$0.3	$9.2	$69.6

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the year ended December 31, 2014 (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Restructuring reserve at December 31, 2013	$25.4	$—	$—	$25.4
Restructuring charges	30.3	—	—	30.3
Cash expenditures	(15.6)	—	—	(15.6)
Restructuring reserve at December 31, 2014	$40.1	$—	$—	$40.1

During the years ended December 31, 2014, 2013 and 2012 $19.0 million, $11.0 million and $8.4 million, respectively, of restructuring charges were included in Cost of goods sold (“COGS”). During the years ended December 31, 2014, 2013 and 2012 $11.3 million, $9.9 million and $3.5 million, respectively, of restructuring charges were included in SG&A costs. There were no asset impairments included in restructuring costs for the year ended December 31, 2013. There were $3.7 million and $5.7 million of asset impairments included in restructuring costs for the years ended December 31, 2014 and 2012, respectively.

NOTE M – LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows (in millions):

	December 31,
	2014	2013
6-1/2% Senior Notes due April 1, 2020	$300.0	$300.0
6% Senior Notes due May 15, 2021	850.0	850.0
4% Convertible Senior Subordinated Notes due June 1, 2015	125.0	116.7
2014/2011 Credit Agreement – term debt	467.9	495.3
2014/2011 Credit Agreement – revolver	—	117.7
Capital lease obligations	3.9	5.0
Other	42.0	92.0
Total debt	1,788.8	1,976.7
Less: Notes payable and current portion of long-term debt	(152.5)	(86.8)
Long-term debt, less current portion	$1,636.3	$1,889.9

2014 Credit Agreement

On August 13, 2014 the Company entered into a Credit Agreement (the “2014 Credit Agreement”), with the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent. In connection with the 2014 Credit Agreement, the Company terminated its existing amended and restated credit agreement, dated as of August 5, 2011, as amended (the “2011 Credit Agreement”), among the Company and certain of its subsidiaries, the lenders thereunder and Credit Suisse AG, as administrative agent and collateral agent, and related agreements and documents.

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

In connection with the termination of the 2011 Credit Agreement, the Company recorded charges of $2.6 million for the accelerated amortization of debt acquisition costs and original issue discount as a loss on early extinguishment of debt for the year ended December 31, 2014.

On May 16, 2013, the Company repaid $110.0 million of the outstanding U.S. dollar denominated term loan and €83.5 million of the outstanding Euro denominated term loan under the 2011 Credit Agreement. As a result of the repayment the Company recorded a loss on early extinguishment of debt of $5.2 million in the Consolidated Statement of Income for the year ended December 31, 2014.

On October 12, 2012, the Company and its lenders entered into an amendment of the 2011 Credit Agreement (the “2012 Amendment”). As a result of the 2012 Amendment, the Company recorded a loss on early extinguishment of debt of $1.9 million in the Consolidated Statement of Income for the year ended December 31, 2012, which included non-cash charges for accelerated amortization of debt acquisition costs and original issue discount. In preparing the Consolidated Statement of Cash Flows, these non-cash items were added to net income.

As of December 31, 2014 and 2013, the Company had $467.9 million and $495.3 million, respectively, in U.S. dollar and Euro denominated term loans outstanding under its credit agreements. The weighted average interest rate on the term loans at December 31, 2014 and 2013 was 3.76% and 3.66%, respectively. The Company had no outstanding U.S. dollar and Euro denominated revolving credit amounts as of December 31, 2014. The Company had $117.7 million in U.S. dollar denominated revolving credit amounts outstanding as of December 31, 2013. The weighted average interest rate on the revolving credit amounts at December 31, 2013 was 5.30%.

The 2014 Credit Agreement incorporates facilities for issuance of letters of credit up to $400 million.  Letters of credit issued under the 2014 Credit Agreement letter of credit facility decrease availability under the $600 million revolving line of credit.  As of December 31, 2014 the Company had no letters of credit issued under the 2014 Credit Agreement. As of December 31, 2013, the Company had letters of credit issued under the 2011 Credit Agreement that totaled $54.2 million.  The 2014 Credit Agreement also permits the Company to have additional letter of credit facilities up to $300 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit. The Company had letters of credit issued under the additional letter of credit facilities of the 2014 Credit Agreement and 2011 Credit Agreement that totaled $30.4 million and $3.1 million as of December 31, 2014 and 2013, respectively.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2014 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $261.5 million and $283.1 million as of December 31, 2014 and 2013, respectively.

In total, as of December 31, 2014 and 2013, the Company had letters of credit outstanding of $291.9 million and $340.4 million, respectively. The letters of credit generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet. Certain letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

6-1/2% Senior Notes

On March 27, 2012, the Company sold and issued $300 million aggregate principal amount of Senior Notes Due 2020 (“6-1/2% Notes”) at par. The proceeds from these notes were used for general corporate purposes. The 6-1/2% Notes are redeemable by the Company beginning in April 2016 at an initial redemption price of 103.25% of principal amount. The 6-1/2% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries (see Note R – “Consolidating Financial Statements”).

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

The balance of the 4% Convertible Notes was $125.0 million and $116.7 million at December 31, 2014 and 2013, respectively, reflecting the impact of the purchase discussed above.  The Company recognized interest expense of $13.5 million and $12.6 million on the 4% Convertible Notes for the years ended December 31, 2014 and 2013, respectively.  The interest expense recognized for the 4% Convertible Notes will increase as the discount is amortized using the effective interest method, which accretes the debt balance over its term to $128.8 million at maturity.  Interest expense on the 4% Convertible Notes throughout its term includes 4% annually of cash interest on the maturity balance of $128.8 million plus non-cash interest expense accreted to the debt balance as described.

The Company paid a dividend of $0.05 per share in each quarter of 2014. Under the terms of the 4% Convertible Notes, cumulative dividends have changed the initial conversion ratio from 61.5385 to 61.9685 shares of common stock.

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

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of long-term debt outstanding at December 31, 2014 in the successive five-year period are summarized below. Amounts shown are exclusive of minimum lease payments for capital lease obligations disclosed in Note N – “Lease Commitments” (in millions):

2015	$151.8
2016	9.1
2017	13.7
2018	6.7
2019	6.6
Thereafter	1,597.0
Total	$1,784.9

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of December 31, 2014 and 2013 , as follows (in millions, except for quotes):

2014	Book Value	Quote	FV
6-1/2% Notes	$300.0	$1.04500	$314
6% Notes	$850.0	$1.02000	$867
4% Convertible Notes (net of discount)	$125.0	$1.73392	$217
2014 Credit Agreement Term Loan (net of discount) – USD	$227.5	$0.99000	$225
2014 Credit Agreement Term Loan (net of discount) – EUR	$240.4	$0.99500	$239

2013	Book Value	Quote	FV
6-1/2% Senior Notes	$300.0	$1.06750	$320
6% Notes	$850.0	$1.03250	$878
4% Convertible Notes (net of discount)	$116.7	$2.62875	$307
2011 Credit Agreement Term Loan (net of discount) – USD	$340.4	$1.00500	$342
2011 Credit Agreement Term Loan (net of discount) – EUR	$154.9	$1.00250	$155

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

The Company paid $109.6 million, $114.8 million and $156.0 million of interest in 2014, 2013 and 2012, respectively.

NOTE N – LEASE COMMITMENTS

The Company leases certain facilities, machinery, equipment and vehicles with varying terms. Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Certain of the equipment leases are classified as capital leases and the related assets have been included in Property, Plant and Equipment. Net assets under capital leases were $11.0 million and $13.0 million, net of accumulated amortization of $4.9 million and $5.2 million, at December 31, 2014 and 2013, respectively.

Future minimum capital and noncancellable operating lease payments and the related present value of capital lease payments at December 31, 2014 are as follows (in millions):

	Capital Leases	Operating Leases
2015	$0.7	$55.8
2016	0.5	47.3
2017	0.5	35.3
2018	0.5	23.4
2019	0.5	16.1
Thereafter	1.3	37.1
Total minimum obligations	4.0	$215.0
Less: amount representing interest	(0.1)
Present value of net minimum obligations	3.9
Less: current portion	(0.6)
Long-term obligations	$3.3

Most of the Company’s operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was $79.3 million, $77.1 million, and $78.5 million in 2014, 2013 and 2012, respectively.

NOTE O – RETIREMENT PLANS AND OTHER BENEFITS

U.S. Pension Plan

As of December 31, 2014, the Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”). Participation in the Terex Plan for all employees has been frozen. Participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only. The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company’s policy generally to fund the Terex Plan based on the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds.

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

During July 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP 21”) was enacted in the U.S. MAP 21 provided short-term relief of minimum contribution requirements by increasing the interest rates used to value pension liabilities beginning January 1, 2012 and increased the premiums due to the Pension Benefit Guaranty Corporation beginning in 2013 through 2015. As a result of the enactment of MAP 21, and existing funding commitments, there were no minimum contribution requirements for the 2014, 2013 and 2012 plan years.

During 2014, the Society of Actuaries released a new mortality table, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. The Company adopted these new tables for its U.S. pension plans for use in determining its projected benefit obligations. Adoption of the new mortality tables increased the Company’s projected benefit obligation by approximately $16 million at December 31, 2014.

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

Savings Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, contribute to certain of these plans. The Company’s Common Stock held in a rabbi trust pursuant to the Deferred Compensation Plan is treated in a manner similar to treasury stock.  The number of shares of the Company’s Common Stock held in the rabbi trust was 0.8 million at December 31, 2014 and 2013.

Charges recognized for the Deferred Compensation Plan and these other savings plans were $20.2 million, $16.6 million and $16.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. For the years ended December 31, 2014 and 2013, Company matching contribution to tax deferred savings plans were invested at the direction of plan participants.

Information regarding the Company’s plans, including SERP, was as follows (in millions, except percent values):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2014	2013	2014	2013	2014	2013
Accumulated benefit obligation at end of year	$177.2	$155.8	$533.6	$492.8
Change in benefit obligation:
Benefit obligation at beginning of year	$162.1	$182.3	$504.0	$511.6	$5.8	$7.6
Service cost	0.9	1.1	5.4	6.0	—	—
Interest cost	7.2	6.6	18.1	16.6	0.2	0.3
Acquisitions and divestitures	(0.9)	—	4.7	(4.7)	—	—
Actuarial loss (gain)	25.6	(17.9)	91.3	(20.1)	0.3	(1.4)
Benefits paid	(10.0)	(10.0)	(23.7)	(21.2)	(0.6)	(0.7)
Foreign exchange effect	—	—	(59.1)	15.8	—	—
Benefit obligation at end of year	184.9	162.1	540.7	504.0	5.7	5.8
Change in plan assets:
Fair value of plan assets at beginning of year	125.8	123.6	141.9	132.5	—	—
Acquisitions	—	—	2.2	—	—	—
Actual return on plan assets	15.2	6.4	14.9	8.5	—	—
Employer contribution	5.8	5.8	21.5	18.5	0.6	0.7
Employee contribution	—	—	0.6	0.6	—	—
Benefits paid	(10.0)	(10.0)	(23.7)	(21.2)	(0.6)	(0.7)
Foreign exchange effect	—	—	(10.6)	3.0	—	—
Fair value of plan assets at end of year	136.8	125.8	146.8	141.9	—	—
Funded status	$(48.1)	$(36.3)	$(393.9)	$(362.1)	$(5.7)	$(5.8)
Amounts recognized in the statement of financial position consist of:
Current liabilities	$1.1	$0.2	$13.4	$15.0	$0.7	$0.8
Non-current liabilities	47.0	36.1	380.5	347.1	5.0	5.0
Total liabilities	$48.1	$36.3	$393.9	$362.1	$5.7	$5.8
Amounts recognized in accumulated other comprehensive income consist of:
Actuarial net loss	$77.8	$60.9	$159.6	$93.7	$1.2	$0.9
Prior service cost	0.6	0.7	0.3	0.4	(0.1)	(0.1)
Total amounts recognized in accumulated other comprehensive income	$78.4	$61.6	$159.9	$94.1	$1.1	$0.8

	U.S. Pension Benefits			Non-U.S.Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Weighted-average assumptions as of December 31:
Discount rate	4.02%	4.64%	3.75%	2.54%	3.78%	3.39%	3.74%	4.17%	3.75%
Expected return on plan assets	7.50%	7.50%	7.50%	5.49%	5.49%	5.59%	N/A	N/A	N/A
Rate of compensation increase	3.75%	3.75%	3.75%	1.51%	1.56%	1.67%	N/A	N/A	N/A

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Components of net periodic cost:
Service cost	$0.9	$1.1	$1.2	$5.4	$6.0	$7.8	$—	$—	$—
Interest cost	7.2	6.6	7.2	18.1	16.6	17.0	0.2	0.3	0.3
Expected return on plan assets	(9.2)	(9.0)	(8.8)	(7.7)	(7.0)	(6.8)	—	—	—
Recognition of prior service cost	0.1	0.1	0.1	2.5	—	10.8	—	—	—
Amortization of actuarial loss	2.1	4.0	4.8	3.1	5.3	0.4	0.1	0.1	—
Other	—	—	—	(0.6)	(0.6)	(0.5)	—	—	—
Net periodic cost	$1.1	$2.8	$4.5	$20.8	$20.3	$28.7	$0.3	$0.4	$0.3

Due to clarification of requirements in Brazil, during the year ended December 31, 2012, the Company recognized a liability of $10.8 million related to a provision for post-employment benefits. This amount is included above in Net periodic cost as Recognition of prior service cost.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2014	2013	2014	2013	2014	2013
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net (gain) loss	$19.9	$(15.3)	$85.2	$(21.6)	$0.3	$(1.4)
Amortization of actuarial losses	(3.0)	(4.0)	(3.1)	(5.5)	—	(0.1)
Amortization of prior service cost	(0.1)	(0.1)	—	—	—	—
Foreign exchange effect	—	—	(16.3)	3.9	—	—
Total recognized in other comprehensive income	$16.8	$(19.4)	$65.8	$(23.2)	$0.3	$(1.5)

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
Amounts expected to be recognized as components of net periodic cost for the year ending December 31, 2015:
Actuarial net loss	$3.7	$8.0	$—
Prior service cost	0.1	—	—
Total amount expected to be recognized as components of net periodic cost for the year ending December 31, 2015	$3.8	$8.0	$—

For the Company’s plans, including the SERP, that have accumulated benefit obligations in excess of plan assets the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were (in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2014	2013	2014	2013
Projected benefit obligation	$184.9	$162.1	$540.7	$504.0
Accumulated benefit obligation	$177.2	$155.8	$533.6	$492.8
Fair value of plan assets	$136.8	$125.8	$146.8	$141.9

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

The Company’s overall investment strategy for the U.S. defined benefit plan balances two objectives, investing in fixed income securities whose maturity broadly matches the maturity of the pension liabilities and investing in equities and other assets expected to generate higher returns. The Company invests through a number of investment funds with diversified asset types, strategies and managers. Equity securities, including investments in large to small-cap companies in the U.S. and internationally, constitute approximately 32% of the portfolio at December 31, 2014 and 2013. Fixed income securities including corporate bonds of companies from diversified industries, U.S. Treasuries and other securities, which may include mortgage-backed securities, asset-backed securities and collateralized mortgage obligations, constitute approximately 68% of the portfolio at December 31, 2014 and 2013. The target investment allocation for 2015 is approximately 23% to 36% for equity securities and approximately 64% to 77% for fixed income securities.

The methodology used to determine the rate of return on non-U.S. pension plan assets was based on average rate of earnings on funds invested and to be invested.  Based on historical returns and future expectations, the Company believes the investment return assumptions are reasonable.  The expected rate of return of plan assets represents an estimate of long-term returns on the investment portfolio.  This assumption is reviewed by the trustees and varies with each of the plans.

The overall investment strategy for the Non-U.S. defined benefit plans is to achieve a mix of investments to support long-term growth and minimize volatility while maximizing rates of return by diversification of asset types, fund strategies and fund managers.  Fixed income investments include investments in European government securities and European corporate bonds and constitute approximately 64% and 58% of the portfolio at December 31, 2014 and 2013, respectively. Equity investments, multi-asset investment funds and real estate investments that invest in a diversified range of property principally in the retail, office and industrial/warehouse sectors constitute approximately 36% and 42% of the portfolio at December 31, 2014 and 2013, respectively. Investments of the plans primarily include investments in companies from diversified industries with approximately 93% invested internationally and 7% invested in North America. The target investment allocations to support the investment strategy for 2015 are approximately 76% to 84% fixed income securities and approximately 16% to 24% equity securities, multi-asset investment funds and real estate investments.

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

The fair value of the Company’s plan assets at December 31, 2014 are as follows (in millions):

	U.S. Pension Plan			Non-U.S. Pension Plans
	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash, including money market funds	$6.0	$6.0	$—	$4.3	$4.3	$—
U.S. equities	31.0	—	31.0	9.3	—	9.3
Non-U.S. equities	10.0	—	10.0	34.4	—	34.4
U.S. corporate bonds	63.8	—	63.8	1.1	—	1.1
Non-U.S. corporate bonds	—	—	—	29.8	—	29.8
U.S. government securities	15.3	—	15.3	0.6	—	0.6
Non-U.S. government securities	0.9	—	0.9	44.2	—	44.2
Real estate	—	—	—	8.8	—	8.8
Other securities	9.8	—	9.8	14.3	—	14.3
Total investments measured at fair value	$136.8	$6.0	$130.8	$146.8	$4.3	$142.5

The fair value of the Company’s plan assets at December 31, 2013 are as follows (in millions):

	U.S. Pension Plan			Non-U.S. Pension Plans
	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash, including money market funds	$9.4	$9.4	$—	$3.5	$3.5	$—
U.S. equities	25.0	—	25.0	8.4	—	8.4
Non-U.S. equities	10.2	—	10.2	35.0	—	35.0
U.S. corporate bonds	56.9	—	56.9	1.0	—	1.0
Non-U.S. corporate bonds	—	—	—	28.0	—	28.0
U.S. government securities	18.1	—	18.1	0.1	—	0.1
Non-U.S. government securities	0.8	—	0.8	42.7	—	42.7
Real estate	—	—	—	9.0	—	9.0
Other securities	5.4	—	5.4	14.2	—	14.2
Total investments measured at fair value	$125.8	$9.4	$116.4	$141.9	$3.5	$138.4

The Company plans to contribute approximately $1 million to its U.S. defined benefit pension and post-retirement plans and approximately $18 million to its non-U.S. defined benefit pension plans in 2015.  During the year ended December 31, 2014, the Company contributed $6.4 million to its U.S. defined benefit pension plans and post-retirement plans and $21.5 million to its non-U.S. defined benefit pension plans.

The Company’s estimated future benefit payments under its plans are as follows (in millions):

Year Ending December 31,	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
2015	$11.1	$19.7	$0.7
2016	$11.0	$19.6	$0.6
2017	$11.0	$20.5	$0.5
2018	$11.0	$21.5	$0.4
2019	$11.0	$21.8	$0.4
2020-2024	$55.7	$117.4	$1.9

For the other benefits, for measurement purposes, a 7.00% rate of increase in the per capita cost of covered health care benefits was assumed for 2015, decreasing one-percentage-point per year until it reaches 5.00% for 2017 and thereafter. Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plan.

A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total service and interest cost components	$0.2	$(0.1)
Effect on postretirement benefit obligation	$1.7	$(1.4)

NOTE P– STOCKHOLDERS’ EQUITY

On December 31, 2014, there were 124.6 million shares of Common Stock issued and 105.4 million shares of Common Stock outstanding. Of the 175.4 million unissued shares of Common Stock at that date, 3.3 million shares of Common Stock were reserved for issuance for the exercise of stock options and the vesting of restricted stock. Additionally, 7.9 million shares of Common Stock were reserved for issuance for the shares that are contingently issuable for the 4% Convertible Notes.

Common Stock in Treasury. The Company values treasury stock on an average cost basis. As of December 31, 2014, the Company held 19.2 million shares of Common Stock in treasury totaling $801.9 million, including 0.8 million shares held in a trust for the benefit of the Company’s Deferred Compensation Plan at a total of $17.8 million.

Preferred Stock. The Company’s certificate of incorporation was amended in June 1998 to authorize 50.0 million shares of preferred stock, $0.01 par value per share. As of December 31, 2014 and 2013, there were no shares of preferred stock outstanding.

Long-Term Incentive Plans. In May 2009, the stockholders approved the Terex Corporation 2009 Omnibus Incentive Plan (the “2009 Plan”). The purpose of the 2009 Plan is to provide a means whereby employees, directors and third-party service providers of the Company develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its stockholders. The 2009 Plan provides for incentive compensation in the form of (i) options to purchase shares of Common Stock, (ii) stock appreciation rights, (iii) restricted stock awards and restricted stock units, (iv) other stock awards, (v) cash awards, and (vi) performance awards. In May 2013, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2009 Plan from 5.0 million shares to 8.0 million shares. The maximum number of shares available for issuance under the 2009 Plan is 8.0 million shares plus the number of shares remaining available for issuance under the Terex Corporation 2000 Incentive Plan (the “2000 Plan”) and the 1996 Terex Corporation Long-Term Incentive Plan (the “1996 Plan”). As of December 31, 2014, 4.4 million shares were available for grant under the 2009 Plan.

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

Substantially all stock option grants under the 2000 Plan and the 1996 Plan vested over a four year period and have a contractual life of ten years. There were no options granted during the years ended December 31, 2014, 2013 or 2012.  The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $0.2 million, $1.2 million and $0.2 million, respectively.

The following table is a summary of stock options under all of the Company’s plans.

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	209,557	$38.92
Exercised	(52,098)	$17.36
Canceled or expired	(7,500)	$45.75
Outstanding at December 31, 2014	149,959	$46.07	1.46	$0.29
Exercisable at December 31, 2014	149,959	$46.07	1.46	$0.29
Vested at December 31, 2014	149,959	$46.07	1.46	$0.29

Under the 2009 Plan, 2000 Plan and the 1996 Plan, approximately 11% of all restricted stock awards vest over a four year period, with 25% of each grant vesting on each of the first four anniversary dates of the grant; approximately 5% of all restricted stock awards vest over a five year period and approximately 83% of all restricted stock awards vest over a three year period with approximately 52% of these awards vesting on the first three anniversary dates and approximately 48% vesting at the end of the three year period. Approximately 49% of the outstanding restricted stock awards are subject to performance targets that may or may not be met and for which the performance period has not yet been completed.

The fair value of the restricted stock awards is based on the market price at the date of grant except for 0.9 million shares of performance grants based on a market condition. The Company uses the Monte Carlo method to provide grant date fair value for awards with a market condition. The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award. The following table presents the weighted-average assumptions used in the valuations:

	February 26, 2014	February 27, 2013	February 29, 2012	March 27, 2012
Dividend yields	0.46%	—%	—%	—%
Expected volatility	56.84%	60.03%	59.15%	56.83%
Risk free interest rate	0.63%	0.35%	0.41%	0.47%
Expected life (in years)	3	3	3	3
Grant date fair value per share	$53.17	$43.64	$32.58	$29.50

As of December 31, 2014, unrecognized compensation costs related to restricted stock totaled approximately $43.4 million, which will be expensed over a weighted average period of 1.7 years.  The grant date weighted average fair value for restricted stock awards during the years ended December 31, 2014, 2013 and 2012 was $44.23, $33.84 and $25.74, respectively.  The total fair value of shares vested for restricted stock awards was $36.2 million, $19.0 million and $16.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

During the year ended December 31, 2014, the Company issued 33 thousand shares of its outstanding Common Stock which were contributed into a deferred compensation plan under a Rabbi Trust.

The following table is a summary of restricted stock awards under all of the Company’s plans:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	3,721,424	$26.14
Granted	999,622	$44.23
Vested	(1,245,147)	$29.11
Canceled or expired	(280,578)	$32.44
Nonvested at December 31, 2014	3,195,321	$33.56

Compensation expense recognized under all stock-based compensation arrangements was $46.1 million, $44.7 million and $29.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The stock-based compensation expense was included in Selling, general and administrative expenses in the Consolidated Statements of Income.  The related tax benefit was $14.6 million, $13.5 million and $9.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Cash received from option exercises under all stock-based compensation arrangements totaled $1.0 million.

The excess tax benefit for all stock-based compensation is included in the Consolidated Statement of Cash Flows as an operating cash outflow and a financing cash inflow.

Comprehensive Income (Loss).  The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):
Accumulated Other Comprehensive Income (Loss) Attributable to Terex Corporation

	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2012	$(39.6)	$(3.6)	$0.9	$(83.2)	$(125.5)
Current year change	53.7	3.2	1.0	(56.5)	1.4
Balance at December 31, 2012	14.1	(0.4)	1.9	(139.7)	(124.1)
Current year change	(22.0)	3.1	(1.9)	28.4	7.6
Balance at December 31, 2013	(7.9)	2.7	—	(111.3)	(116.5)
Current year change	(237.6)	(3.4)	1.6	(73.9)	(313.3)
Balance at December 31, 2014	$(245.5)	$(0.7)	$1.6	$(185.2)	$(429.8)

Accumulated Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest

	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2012	$—	$—	$—	$—	$—
Current year change	0.5	—	—	—	0.5
Balance at December 31, 2012	0.5	—	—	—	0.5
Current year change	0.4	—	—	—	0.4
Balance at December 31, 2013	0.9	—	—	—	0.9
Current year change	(0.1)	—	—	—	(0.1)
Balance at December 31, 2014	$0.8	$—	$—	$—	$0.8

Accumulated Other Comprehensive Income (Loss)

	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2012	$(39.6)	$(3.6)	$0.9	$(83.2)	$(125.5)
Current year change	54.2	3.2	1.0	(56.5)	1.9
Balance at December 31, 2012	14.6	(0.4)	1.9	(139.7)	(123.6)
Current year change	(21.6)	3.1	(1.9)	28.4	8.0
Balance at December 31, 2013	(7.0)	2.7	—	(111.3)	(115.6)
Current year change	(237.7)	(3.4)	1.6	(73.9)	(313.4)
Balance at December 31, 2014	$(244.7)	$(0.7)	$1.6	$(185.2)	$(429.0)

As of December 31, 2014, accumulated other comprehensive income for the pension liability adjustment and the derivative hedging adjustment are net of a tax benefit of $54.2 million and a tax provision of $0.1 million, respectively.

Changes in Accumulated Other Comprehensive Income
The table below presents changes in AOCI by component for the year ended December 31, 2014 and 2013. All amounts are net of tax (in millions).

	Year ended December 31, 2014					Year ended December 31, 2013
	CTA (1)	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(7.0)	$2.7	$—	$(111.3)	$(115.6)	$14.6	$(0.4)	$1.9	$(139.7)	$(123.6)
Other comprehensive income before reclassifications	(264.6)	(1.4)	1.6	(78.8)	(343.2)	(19.0)	6.1	—	21.9	9.0
Amounts reclassified from AOCI	26.9	(2.0)	—	4.9	29.8	(2.6)	(3.0)	(1.9)	6.5	(1.0)
Net Other Comprehensive Income (Loss)	(237.7)	(3.4)	1.6	(73.9)	(313.4)	(21.6)	3.1	(1.9)	28.4	8.0
Ending balance	$(244.7)	$(0.7)	$1.6	$(185.2)	$(429.0)	$(7.0)	$2.7	$—	$(111.3)	$(115.6)

(1) Reclassification from dispositions of Demag Cranes and Components Pty. Ltd. and the truck business of $22.9 million and $4.0 million was recorded in Selling, general and administrative expenses and Gain (loss) on disposition of discontinued operations, respectively, for year ended December 31, 2014.

Share Repurchases and Dividends

In December 2013, the Company’s Board of Directors announced authorization for the repurchase of up to $200 million of the Company’s outstanding shares of common stock through December 31, 2015. During the year ended December 31, 2014 the Company repurchased approximately 5.3 million shares for approximately $170 million under this program. In total, the Company has purchased approximately 6.1 million shares under this program for approximately $200 million. In February 2015, the Company’s Board of Directors announced authorization for the repurchase of up to an additional $200 million of the Company’s outstanding shares of common stock. The Company declared and paid a dividend of $0.05 per share in each quarter of 2014. Additionally in February 2015, the Company declared a $0.06 per share dividend to be paid in March 2015.

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

The following is a summary of redeemable noncontrolling interest as of December 31, 2014 and 2013 (in millions):

Balance at January 1, 2013	$246.9
Redemptions and Purchases	(174.1)
Accrued guaranteed payment obligation	3.7
Payments of guaranteed obligations	(18.4)
Reversal of guaranteed obligations	(5.7)
Foreign currency translation	1.5
Balance at December 31, 2013	$53.9
Purchases	(53.7)
Foreign currency translation	(0.2)
Balance at December 31, 2014	$—
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

NOTE Q – LITIGATION AND CONTINGENCIES

General

The Company is involved in various legal proceedings, including product liability, general liability, workers’ compensation liability, employment, commercial and intellectual property litigation, which have arisen in the normal course of operations. The Company is insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risk required by law or contract, with retained liability or deductibles. The Company records and maintains an estimated liability in the amount of management’s estimate of the Company’s aggregate exposure for such retained liabilities and deductibles. For such retained liabilities and deductibles, the Company determines its exposure based on probable loss estimations, which requires such losses to be both probable and the amount or range of probable loss to be estimable. The Company believes it has made appropriate and adequate reserves and accruals for its current contingencies and that the likelihood of a material loss beyond the amounts accrued is remote. The Company believes that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on its financial statements as a whole. However, the outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in the Company incurring significant liabilities which could have a material adverse effect on its results of operations.

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

Other

The Company is involved in various other legal proceedings, which have arisen in the normal course of its operations.  The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

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

As of December 31, 2014 and 2013, the Company’s maximum exposure to such credit guarantees was $42.6 million and $53.6 million, respectively, including total guarantees issued by Terex Cranes Germany GmbH, part of the Cranes segment, of $23.4 million and $34.7 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Buyback Guarantees

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of December 31, 2014 and 2013, the Company’s maximum exposure pursuant to buyback guarantees was $24.3 million and $46.7 million, respectively, including total guarantees issued by entities in the MHPS segment of $20.1 million and $35.1 million. The Company is generally able to mitigate some of the risk of these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

See Note A – “Basis of Presentation – Revenue Recognition,” for a discussion of revenue recognition on arrangements with buyback guarantees.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheet of approximately $3 million and $4 million as of December 31, 2014 and 2013, respectively, for the estimated fair value of all guarantees provided.

There can be no assurance that the Company’s historical experience in used equipment markets will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

NOTE R – CONSOLIDATING FINANCIAL STATEMENTS

During 2009, the Company sold and issued the 4% Convertible Notes and during 2012 sold and issued the 6% Notes and the 6-1/2% Notes (collectively the “Notes”) (see Note M – “Long-Term Obligations”). The Notes are jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): CMI Terex Corporation, Fantuzzi Noell USA, Inc., Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., GFS National, Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Schaeff Incorporated, Schaeff of North America, Inc., Terex Advance Mixer, Inc., Terex Aerials, Inc., Terex Financial Services, Inc., Terex South Dakota, Inc., Terex USA, LLC, Terex Utilities, Inc. and Terex Washington, Inc.  Wholly-owned Guarantors are 100% owned by the Company. All of the guarantees are full and unconditional.  The guarantees of the Wholly-owned Guarantors are subject to release in limited circumstances only upon the occurrence of certain customary conditions. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the Notes.

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2014
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$42.5	$3,352.1	$4,958.3	$(1,044.0)	$7,308.9
Cost of goods sold	(39.2)	(2,762.3)	(4,097.9)	1,044.0	(5,855.4)
Gross profit	3.3	589.8	860.4	—	1,453.5
Selling, general and administrative expenses	7.3	(250.9)	(786.8)	—	(1,030.4)
Income (loss) from operations	10.6	338.9	73.6	—	423.1
Interest income	129.7	73.8	4.5	(201.4)	6.6
Interest expense	(165.6)	(16.5)	(138.4)	201.4	(119.1)
Income (loss) from subsidiaries	390.0	14.6	(2.5)	(402.1)	—
Loss on early extinguishment of debt	(1.5)	—	(1.1)	—	(2.6)
Other income (expense) – net	(56.8)	5.2	40.8	—	(10.8)
Income (loss) from continuing operations before income taxes	306.4	416.0	(23.1)	(402.1)	297.2
(Provision for) benefit from income taxes	4.7	(22.3)	(20.1)	—	(37.7)
Income (loss) from continuing operations	311.1	393.7	(43.2)	(402.1)	259.5
Income from discontinued operations – net of tax	0.6	—	0.8	—	1.4
Gain (loss) on disposition of discontinued operations – net of tax	7.3	—	51.3	—	58.6
Net income (loss)	319.0	393.7	8.9	(402.1)	319.5
Net loss (income) attributable to noncontrolling interest	—	—	(0.5)	—	(0.5)
Net income (loss) attributable to Terex Corporation	$319.0	$393.7	$8.4	$(402.1)	$319.0

Comprehensive income (loss), net of tax	$5.7	$390.3	$(241.5)	$(148.4)	$6.1
Comprehensive loss (income) attributable to noncontrolling interest	—	—	(0.4)	—	(0.4)
Comprehensive income (loss) attributable to Terex Corporation	$5.7	$390.3	$(241.9)	$(148.4)	$5.7

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2013
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$173.2	$3,156.1	$4,814.2	$(1,059.5)	$7,084.0
Cost of goods sold	(162.3)	(2,542.4)	(3,999.3)	1,059.5	(5,644.5)
Gross profit	10.9	613.7	814.9	—	1,439.5
Selling, general and administrative expenses	(23.9)	(234.1)	(762.4)	—	(1,020.4)
Income (loss) from operations	(13.0)	379.6	52.5	—	419.1
Interest income	272.4	337.8	11.9	(615.4)	6.7
Interest expense	(431.6)	(151.1)	(158.8)	615.4	(126.1)
Income (loss) from subsidiaries	392.6	35.0	(0.6)	(427.0)	—
Loss on early extinguishment of debt	—	—	(5.2)	—	(5.2)
Other income (expense) – net	(57.4)	3.6	50.6	—	(3.2)
Income (loss) from continuing operations before income taxes	163.0	604.9	(49.6)	(427.0)	291.3
(Provision for) benefit from income taxes	50.6	(125.6)	(12.4)	—	(87.4)
Income (loss) from continuing operations	213.6	479.3	(62.0)	(427.0)	203.9
Income (loss) from discontinued operations – net of tax	12.8	—	1.6	—	14.4
Gain (loss) on disposition of discontinued operations – net of tax	(0.4)	—	3.0	—	2.6
Net income (loss)	226.0	479.3	(57.4)	(427.0)	220.9
Net loss (income) attributable to noncontrolling interest	—	—	5.1	—	5.1
Net income (loss) attributable to Terex Corporation	$226.0	$479.3	$(52.3)	$(427.0)	$226.0

Comprehensive income (loss), net of tax	233.6	484.3	(95.7)	(393.3)	228.9
Comprehensive loss (income) attributable to noncontrolling interest	—	—	4.7	—	4.7
Comprehensive income (loss) attributable to Terex Corporation	$233.6	$484.3	$(91.0)	$(393.3)	$233.6

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2012
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$195.8	$2,656.1	$4,992.8	$(862.5)	$6,982.2
Cost of goods sold	(177.3)	(2,226.5)	(4,040.8)	862.5	(5,582.1)
Gross profit	18.5	429.6	952.0	—	1,400.1
Selling, general and administrative expenses	(31.9)	(208.2)	(793.2)	—	(1,033.3)
Income (loss) from operations	(13.4)	221.4	158.8	—	366.8
Interest income	225.5	258.2	10.6	(485.5)	8.8
Interest expense	(364.3)	(109.3)	(176.5)	485.5	(164.6)
Income (loss) from subsidiaries	310.3	(4.1)	(0.6)	(305.6)	—
Loss on early extinguishment of debt	(79.6)	—	(3.4)	—	(83.0)
Other income (expense) – net	(33.1)	32.4	(1.0)	—	(1.7)
Income (loss) from continuing operations before income taxes	45.4	398.6	(12.1)	(305.6)	126.3
(Provision for) benefit from income taxes	50.2	(76.3)	(25.4)	—	(51.5)
Income (loss) from continuing operations	95.6	322.3	(37.5)	(305.6)	74.8
Income (loss) from discontinued operations – net of tax	12.1	—	16.3	—	28.4
Gain (loss) on disposition of discontinued operations – net of tax	(1.9)	—	2.3	—	0.4
Net income (loss)	105.8	322.3	(18.9)	(305.6)	103.6
Net loss (income) attributable to noncontrolling interest	—	—	2.2	—	2.2
Net income (loss) attributable to Terex Corporation	$105.8	$322.3	$(16.7)	$(305.6)	$105.8

Comprehensive income (loss), net of tax	$107.2	$323.3	$(69.0)	$(256.0)	$105.5
Comprehensive loss (income) attributable to noncontrolling interest	—	—	1.7	—	1.7
Comprehensive income (loss) attributable to Terex Corporation	$107.2	$323.3	$(67.3)	$(256.0)	$107.2

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2014
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$99.0	$1.9	$377.3	$—	$478.2
Trade receivables – net	7.7	307.4	771.3	—	1,086.4
Intercompany receivables	55.3	85.9	136.3	(277.5)	—
Inventories	—	374.5	1,086.4	—	1,460.9
Prepaid assets	100.8	32.9	114.3	—	248.0
Other current assets	65.7	0.1	16.9	—	82.7
Current assets – discontinued operations	—	—	—	—	—
Total current assets	328.5	802.7	2,502.5	(277.5)	3,356.2
Property, plant and equipment – net	65.4	117.0	507.9	—	690.3
Goodwill	—	170.1	960.9	—	1,131.0
Non-current intercompany receivables	1,501.4	2,059.9	41.9	(3,603.2)	—
Investment in and advances to (from) subsidiaries	3,564.2	199.3	152.0	(3,809.2)	106.3
Other assets	43.8	142.7	457.7	—	644.2
Non-current assets – discontinued operations	—	—	—	—	—
Total assets	$5,503.3	$3,491.7	$4,622.9	$(7,689.9)	$5,928.0

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$125.0	$2.0	$25.5	$—	$152.5
Trade accounts payable	18.0	212.6	505.5	—	736.1
Intercompany payables	19.8	117.8	139.9	(277.5)	—
Accruals and other current liabilities	74.6	118.1	561.8	—	754.5
Current liabilities – discontinued operations	—	—	—	—	—
Total current liabilities	237.4	450.5	1,232.7	(277.5)	1,643.1
Long-term debt, less current portion	1,150.0	7.6	478.7	—	1,636.3
Non-current intercompany payables	2,047.1	41.8	1,514.3	(3,603.2)	—
Other non-current liabilities	62.9	27.2	519.4	—	609.5
Non-current liabilities – discontinued operations	—	—	—	—	—
Redeemable noncontrolling interest	—	—	—	—	—
Total stockholders’ equity	2,005.9	2,964.6	877.8	(3,809.2)	2,039.1
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$5,503.3	$3,491.7	$4,622.9	$(7,689.9)	$5,928.0

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2013
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$16.3	$3.9	$387.9	$—	$408.1
Trade receivables – net	34.9	328.2	813.7	—	1,176.8
Intercompany receivables	52.8	121.8	124.0	(298.6)	—
Inventories	28.6	392.6	1,192.0	—	1,613.2
Prepaid assets	47.9	40.3	132.7	—	220.9
Other current assets	42.5	0.4	48.2	—	91.1
Current assets – discontinued operations	21.3	—	108.0	—	129.3
Total current assets	244.3	887.2	2,806.5	(298.6)	3,639.4
Property, plant and equipment – net	72.5	118.6	598.3	—	789.4
Goodwill	—	170.1	1,075.5	—	1,245.6
Non-current intercompany receivables	1,586.4	2,157.8	42.0	(3,786.2)	—
Investment in and advances to (from) subsidiaries	3,874.9	191.7	162.3	(4,138.9)	90.0
Other assets	36.7	178.2	541.8	—	756.7
Non-current assets – discontinued operations	1.2	—	14.4	—	15.6
Total assets	$5,816.0	$3,703.6	$5,240.8	$(8,223.7)	$6,536.7
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$3.7	$0.7	$82.4	$—	$86.8
Trade accounts payable	14.0	221.7	453.4	—	689.1
Intercompany payables	46.9	97.2	154.5	(298.6)	—
Accruals and other current liabilities	68.1	130.9	703.7	—	902.7
Current liabilities – discontinued operations	3.9	—	42.2	—	46.1
Total current liabilities	136.6	450.5	1,436.2	(298.6)	1,724.7
Long-term debt, less current portion	1,271.0	4.8	614.1	—	1,889.9
Non-current intercompany payables	2,143.2	41.8	1,601.2	(3,786.2)	—
Other non-current liabilities	75.1	27.1	545.5	—	647.7
Non-current liabilities – discontinued operations	—	—	5.7	—	5.7
Redeemable non-controlling interest	—	—	53.9	—	53.9
Total stockholders’ equity	2,190.1	3,179.4	984.2	(4,138.9)	2,214.8
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$5,816.0	$3,703.6	$5,240.8	$(8,223.7)	$6,536.7

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2014
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(113.4)	$691.4	$245.7	$(413.0)	$410.7
Cash flows from investing activities
Capital expenditures	(4.4)	(32.2)	(44.9)	—	(81.5)
Other investments	(20.0)	—	—	—	(20.0)
Proceeds from disposition of discontinued operations	31.3	—	130.9	—	162.2
Proceeds from sale of assets	25.0	12.1	6.2	—	43.3
Intercompany investing activities (1)	363.5	—	—	(363.5)	—
Other investing activities, net	—	(1.6)	(7.4)	—	(9.0)
Net cash provided by (used in) investing activities	395.4	(21.7)	84.8	(363.5)	95.0
Cash flows from financing activities
Repayments of debt	(1,018.8)	(3.2)	(779.8)	—	(1,801.8)
Proceeds from issuance of debt	1,011.0	51.9	621.3	—	1,684.2
Purchase of noncontrolling interest	—	—	(80.3)	—	(80.3)
Intercompany financing activities (1)	—	(717.5)	(59.0)	776.5	—
Share repurchases	(171.2)	—	—	—	(171.2)
Dividends paid	(21.8)	—	—	—	(21.8)
Other financing activities, net	1.5	(2.9)	(4.4)	—	(5.8)
Net cash provided by (used in) financing activities	(199.3)	(671.7)	(302.2)	776.5	(396.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(38.9)	—	(38.9)
Net increase (decrease) in cash and cash equivalents	82.7	(2.0)	(10.6)	—	70.1
Cash and cash equivalents, beginning of period	16.3	3.9	387.9	—	408.1
Cash and cash equivalents, end of period	$99.0	$1.9	$377.3	$—	$478.2

(1)	Intercompany investing and financing activities include cash pooling activity between Terex Corporation and Wholly-Owned Guarantors.

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2012
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(15.5)	$136.5	$171.3	$—	$292.3
Cash flows from investing activities
Capital expenditures	(7.1)	(17.1)	(58.3)	—	(82.5)
Other investments	(4.5)	—	(19.6)	—	(24.1)
Proceeds from disposition of discontinued operations	—	—	3.5	—	3.5
Proceeds from sale of assets	0.6	6.1	27.9	—	34.6
Intercompany investing activities	(89.6)	(127.3)	134.0	82.9	—
Other investing activities, net	—	—	(7.8)	—	(7.8)
Net cash provided by (used in) investing activities	(100.6)	(138.3)	79.7	82.9	(76.3)
Cash flows from financing activities
Repayments of debt	(1,260.4)	(0.1)	(272.5)	—	(1,533.0)
Proceeds from issuance of debt	1,175.0	—	59.3	—	1,234.3
Purchase of noncontrolling interest	—	—	(3.5)	—	(3.5)
Distributions to noncontrolling interest	—	—	(4.9)	—	(4.9)
Intercompany financing activities	(6.0)	—	88.9	(82.9)	—
Other financing activities, net	(16.9)	—	0.7	—	(16.2)
Net cash provided by (used in) financing activities	(108.3)	(0.1)	(132.0)	(82.9)	(323.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	11.2	—	11.2
Net increase (decrease) in cash and cash equivalents	(224.4)	(1.9)	130.2	—	(96.1)
Cash and cash equivalents, beginning of period	264.0	2.3	507.8	—	774.1
Cash and cash equivalents, end of period	$39.6	$0.4	$638.0	$—	$678.0

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Amounts in millions)

		Additions
	Balance Beginning of Year	Charges to Earnings	Other (1)	Deductions (2)	Balance End of Year
Year ended December 31, 2014
Deducted from asset accounts:
Allowance for doubtful accounts	$47.6	$1.8	$(3.8)	$(15.1)	$30.5
Reserve for inventory	132.5	13.0	(16.7)	(12.5)	116.3
Valuation allowances for deferred tax assets	181.8	25.7	21.6	—	229.1
Totals	$361.9	$40.5	$1.1	$(27.6)	$375.9
Year ended December 31, 2013
Deducted from asset accounts:
Allowance for doubtful accounts	$38.5	$7.1	$5.6	$(3.6)	$47.6
Reserve for inventory	131.9	37.6	(0.3)	(36.7)	132.5
Valuation allowances for deferred tax assets	172.2	5.8	3.8	—	181.8
Totals	$342.6	$50.5	$9.1	$(40.3)	$361.9
Year ended December 31, 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$42.2	$5.6	$(6.2)	$(3.1)	$38.5
Reserve for inventory	117.2	35.6	13.8	(34.7)	131.9
Valuation allowances for deferred tax assets	183.3	14.2	(25.3)	—	172.2
Totals	$342.7	$55.4	$(17.7)	$(37.8)	$342.6

(1)
Primarily represents the impact of foreign currency exchange, purchase accounting adjustments for deferred tax assets, business divestitures and other amounts recorded to accumulated other comprehensive income (loss).

(2)	Primarily represents the utilization of established reserves, net of recoveries.