Form 10-Q
period 2015-03-31
TEREX CORP
filed 2015-04-30
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

F O R M   10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of outstanding shares of common stock:  105.1 million as of April 27, 2015.

The Exhibit Index begins on page 46.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of March 31, 2015 unless specifically noted otherwise, and includes financial information with respect to the subsidiaries of the Company listed below (all of which are 100%-owned) which were guarantors on March 31, 2015 (the “Guarantors”) of the Company’s 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”), its 6% Senior Notes Due 2021 (the “6% Notes”) and its 6-1/2% Senior Notes Due 2020 (the “6-1/2% Notes”).  See Note O – “Consolidating Financial Statements” to the Company’s March 31, 2015 Condensed Consolidated Financial Statements included in this Quarterly Report. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

Guarantor Information

Guarantor	State or other jurisdiction of incorporation or organization	I.R.S. employer identification number
CMI Terex Corporation	Oklahoma	73-0519810
Fantuzzi Noell USA, Inc.	Illinois	36-3865231
Genie Holdings, Inc.	Washington	91-1666966
Genie Industries, Inc.	Washington	91-0815489
Genie International, Inc.	Washington	91-1975116
Powerscreen Holdings USA Inc.	Delaware	61-1265609
Powerscreen International LLC	Delaware	61-1340898
Powerscreen North America Inc.	Delaware	61-1340891
Powerscreen USA, LLC	Kentucky	31-1515625
Schaeff Incorporated	Iowa	42-1097891
Schaeff of North America, Inc.	Delaware	75-2852436
Terex Advance Mixer, Inc.	Delaware	06-1444818
Terex Aerials, Inc.	Wisconsin	39-1028686
Terex Financial Services, Inc.	Delaware	45-0497096
Terex South Dakota, Inc.	South Dakota	41-1603748
Terex USA, LLC	Delaware	75-3262430
Terex Utilities, Inc.	Oregon	93-0557703
Terex Washington, Inc.	Washington	91-1499412

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
TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2015	2014
Net sales	$1,495.6	$1,654.6
Cost of goods sold	(1,219.0)	(1,321.2)
Gross profit	276.6	333.4
Selling, general and administrative expenses	(232.4)	(258.4)
Income (loss) from operations	44.2	75.0
Other income (expense)
Interest income	1.0	1.3
Interest expense	(28.2)	(30.4)
Other income (expense) – net	(6.9)	(2.9)
Income (loss) from continuing operations before income taxes	10.1	43.0
(Provision for) benefit from income taxes	(11.6)	(11.5)
Income (loss) from continuing operations	(1.5)	31.5
Income (loss) from discontinued operations – net of tax	—	0.9
Gain (loss) on disposition of discontinued operations – net of tax	3.1	1.5
Net income (loss)	1.6	33.9
Net loss (income) attributable to noncontrolling interest	(0.6)	1.1
Net income (loss) attributable to Terex Corporation	$1.0	$35.0
Amounts attributable to Terex Corporation common stockholders:
Income (loss) from continuing operations	$(2.1)	$32.6
Income (loss) from discontinued operations – net of tax	—	0.9
Gain (loss) on disposition of discontinued operations – net of tax	3.1	1.5
Net income (loss) attributable to Terex Corporation	$1.0	$35.0
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$(0.02)	$0.30
Income (loss) from discontinued operations – net of tax	—	0.01
Gain (loss) on disposition of discontinued operations – net of tax	0.03	0.01
Net income (loss) attributable to Terex Corporation	$0.01	$0.32
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$(0.02)	$0.28
Income (loss) from discontinued operations – net of tax	—	0.01
Gain (loss) on disposition of discontinued operations – net of tax	0.03	0.01
Net income (loss) attributable to Terex Corporation	$0.01	$0.30
Weighted average number of shares outstanding in per share calculation
Basic	106.3	110.8
Diluted	106.3	117.3
Comprehensive income (loss)	$(198.2)	$50.2
Comprehensive loss (income) attributable to noncontrolling interest	(0.6)	1.3
Comprehensive income (loss) attributable to Terex Corporation	$(198.8)	$51.5

Dividends declared per common share	$0.06	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$351.3	$478.2
Trade receivables (net of allowance of $26.9 and $30.5 at March 31, 2015 and December 31, 2014, respectively)	1,131.4	1,086.4
Inventories	1,520.7	1,460.9
Prepaid assets	270.5	248.0
Other current assets	85.6	82.7
Total current assets	3,359.5	3,356.2
Non-current assets
Property, plant and equipment – net	647.9	690.3
Goodwill	1,031.5	1,131.0
Intangible assets – net	290.9	325.4
Other assets	404.3	425.1
Total assets	$5,734.1	$5,928.0

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$160.2	$152.5
Trade accounts payable	738.1	736.1
Accrued compensation and benefits	195.8	204.0
Accrued warranties and product liability	67.2	74.2
Customer advances	224.6	197.4
Other current liabilities	307.7	278.9
Total current liabilities	1,693.6	1,643.1
Non-current liabilities
Long-term debt, less current portion	1,712.7	1,636.3
Retirement plans	390.8	432.5
Other non-current liabilities	155.7	177.0
Total liabilities	3,952.8	3,888.9
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 125.3 and 124.6 shares at March 31, 2015 and December 31, 2014, respectively	1.3	1.2
Additional paid-in capital	1,245.4	1,251.5
Retained earnings	1,979.3	1,984.9
Accumulated other comprehensive income (loss)	(629.6)	(429.8)
Less cost of shares of common stock in treasury – 20.9 and 19.2 shares at March 31, 2015 and December 31, 2014, respectively	(848.6)	(801.9)
Total Terex Corporation stockholders’ equity	1,747.8	2,005.9
Noncontrolling interest	33.5	33.2
Total stockholders’ equity	1,781.3	2,039.1
Total liabilities and stockholders’ equity	$5,734.1	$5,928.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income (loss)	$1.6	$33.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32.9	39.1
Deferred taxes	(1.8)	(5.9)
Stock-based compensation expense	10.5	11.1
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(101.4)	61.2
Inventories	(132.7)	(195.5)
Trade accounts payable	49.8	54.8
Customer advances	36.6	46.2
Other assets and liabilities	(19.9)	(25.7)
Other operating activities, net	13.7	6.0
Net cash provided by (used in) operating activities	(110.7)	25.2
Investing Activities
Capital expenditures	(26.2)	(19.0)
Acquisitions of businesses, net of cash acquired	(22.1)	(7.4)
Other investing activities, net	(2.0)	0.5
Net cash provided by (used in) investing activities	(50.3)	(25.9)
Financing Activities
Repayments of debt	(126.3)	(196.6)
Proceeds from issuance of debt	237.4	272.6
Purchase of noncontrolling interest	—	(71.3)
Share repurchases	(40.2)	(24.0)
Dividends paid	(6.4)	(5.5)
Other financing activities, net	—	7.4
Net cash provided by (used in) financing activities	64.5	(17.4)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(30.4)	0.5
Net Increase (Decrease) in Cash and Cash Equivalents	(126.9)	(17.6)
Cash and Cash Equivalents at Beginning of Period	478.2	408.1
Cash and Cash Equivalents at End of Period	$351.3	$390.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)
NOTE A – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2014 has been derived from and should be read in conjunction with the audited Consolidated Balance Sheet as of that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015.

Cash and cash equivalents at March 31, 2015 and December 31, 2014 include $12.6 million and $13.5 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Recent Accounting Pronouncements. In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”). Under ASU 2014-08, only disposals representing a strategic shift in operations that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU 2014-08 were effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The effects of ASU 2014-08 will depend on any future disposals by the Company.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 was originally scheduled to be effective for reporting periods beginning after December 15, 2016, and early adoption would not be permitted. The FASB voted on April 1, 2015 to propose deferral of ASU 2014-09 by one year, but early adoption will be permitted as of the original effective date. The Company is evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

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

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years with early adoption permitted. ASU 2015-03 should be applied on a retrospective basis, wherein the balance sheet of each period presented should be adjusted to reflect the effects of adoption. Adoption of this guidance is not expected to have a significant impact on the determination or reporting of the Company’s financial results.

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Three Months Ended
March 31, 2015
Balance at beginning of period	$86.5
Accruals for warranties issued during the period	16.3
Changes in estimates	(0.2)
Settlements during the period	(20.1)
Foreign exchange effect/other	(4.6)
Balance at end of period	$77.9

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement and Disclosure” (“ASC 820”) include interest rate swap and foreign currency forward contracts discussed in Note I – “Derivative Financial Instruments.”  These contracts are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

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

Business segment information is presented below (in millions):

	Three Months Ended March 31,
	2015	2014
Net Sales
AWP	$507.2	$584.9
Construction	153.9	195.7
Cranes	386.9	393.6
MHPS	321.9	368.2
MP	145.7	150.0
Corporate and Other / Eliminations	(20.0)	(37.8)
Total	$1,495.6	$1,654.6
Income (loss) from Operations
AWP	$43.3	$82.2
Construction	(4.5)	(5.0)
Cranes	3.6	(0.2)
MHPS	(4.3)	(6.3)
MP	10.7	10.9
Corporate and Other / Eliminations	(4.6)	(6.6)
Total	$44.2	$75.0

	March 31, 2015	December 31, 2014
Identifiable Assets
AWP	$1,789.6	$1,143.5
Construction	1,212.2	1,246.0
Cranes	1,897.7	1,959.7
MHPS	2,502.1	2,744.0
MP	805.0	813.6
Corporate and Other / Eliminations	(2,472.5)	(1,978.8)
Total	$5,734.1	$5,928.0

NOTE C – INCOME TAXES

During the three months ended March 31, 2015, the Company recognized income tax expense of $11.6 million on income of $10.1 million, an effective tax rate of 114.9% as compared to income tax expense of $11.5 million on income of $43.0 million, an effective tax rate of 26.7%, for three months ended March 31, 2014.  The higher effective tax rate for the three months ended March 31, 2015 was primarily due to the increased impact of losses not benefitted combined with lower profit before tax in the current year period when compared to the three months ended March 31, 2014.

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

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (in millions):

	Three Months Ended
	March 31,
	2015	2014
Net sales	$—	$45.4
Income (loss) from discontinued operations before income taxes	$—	$0.9
(Provision for) benefit from income taxes	—	—
Income (loss) from discontinued operations – net of tax	$—	$0.9

Gain (loss) on disposition of discontinued operations	$3.6	$1.8
(Provision for) benefit from income taxes	(0.5)	(0.3)
Gain (loss) on disposition of discontinued operations – net of tax	$3.1	$1.5

During the three months ended March 31, 2015 and 2014 the Company recorded a gain of $2.8 million and $1.5 million, respectively, related to the sale of its Atlas heavy construction equipment and knuckle-boom cranes businesses based on contractually obligated earnings based payments from the purchaser.

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended March 31,
	2015	2014
Income (loss) from continuing operations attributable to Terex Corporation common stockholders	$(2.1)	$32.6
Income (loss) from discontinued operations–net of tax	—	0.9
Gain (loss) on disposition of discontinued operations–net of tax	3.1	1.5
Net income (loss) attributable to Terex Corporation	$1.0	$35.0
Basic shares:
Weighted average shares outstanding	106.3	110.8
Earnings per share – basic:
Income (loss) from continuing operations	$(0.02)	$0.30
Income (loss) from discontinued operations–net of tax	—	0.01
Gain (loss) on disposition of discontinued operations–net of tax	0.03	0.01
Net income (loss) attributable to Terex Corporation	$0.01	$0.32
Diluted shares:
Weighted average shares outstanding	106.3	110.8
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	—	6.5
Diluted weighted average shares outstanding	106.3	117.3
Earnings per share – diluted:
Income (loss) from continuing operations	$(0.02)	$0.28
Income (loss) from discontinued operations–net of tax	—	0.01
Gain (loss) on disposition of discontinued operations–net of tax	0.03	0.01
Net income (loss) attributable to Terex Corporation	$0.01	$0.30

The following table provides information to reconcile amounts reported on the Condensed Consolidated Statement of Comprehensive Income to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions):
Reconciliation of Amounts Attributable to Common Stockholders

	Three Months Ended March 31,
	2015	2014
Income (loss) from continuing operations	$(1.5)	$31.5
Noncontrolling interest (income) loss attributed to continuing operations	(0.6)	1.1
Income (loss) from continuing operations attributable to common stockholders	$(2.1)	$32.6

Weighted average options to purchase 0.1 million of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during the three months ended March 31, 2015 and 2014, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 2.4 million and 0.3 million were outstanding during the three months ended March 31, 2015 and 2014, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance. ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

The 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”) described in Note K – “Long-Term Obligations” are dilutive to the extent the volume-weighted average price of the Common Stock for the period evaluated was greater than $16.25 per share and earnings from continuing operations were positive. The volume-weighted average price of the Common Stock was greater than $16.25 per share for the three months ended March 31, 2015 and 2014. The number of shares that were contingently issuable for the 4% Convertible Notes during the three months ended March 31, 2015 was 3.1 million, but was not included in the computation of diluted shares because the effect would have been anti-dilutive. The number of shares that were contingently issuable for the 4% Convertible Notes during the three months ended March 31, 2014 was 5.0 million. See Note K – “Long-Term Obligations.”

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2015	December 31, 2014
Finished equipment	$506.2	$425.7
Replacement parts	159.0	170.5
Work-in-process	454.1	454.2
Raw materials and supplies	401.4	410.5
Inventories	$1,520.7	$1,460.9

Reserves for lower of cost or market value, excess and obsolete inventory were $105.0 million and $116.3 million at March 31, 2015 and December 31, 2014, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	March 31, 2015	December 31, 2014
Property	$94.2	$104.3
Plant	336.7	359.5
Equipment	681.1	699.5
Property, plant and equipment – gross	1,112.0	1,163.3
Less: Accumulated depreciation	(464.1)	(473.0)
Property, plant and equipment – net	$647.9	$690.3

NOTE H – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	Construction	Cranes	MHPS	MP	Total
Balance at December 31, 2014, gross	$138.5	$132.8	$217.6	$642.8	$198.1	$1,329.8
Accumulated impairment	(38.6)	(132.8)	(4.2)	—	(23.2)	(198.8)
Balance at December 31, 2014, net	99.9	—	213.4	642.8	174.9	1,131.0
Foreign exchange effect and other	(1.8)	—	(15.2)	(75.1)	(7.4)	(99.5)
Balance at March 31, 2015, gross	136.7	132.8	202.4	567.7	190.7	1,230.3
Accumulated impairment	(38.6)	(132.8)	(4.2)	—	(23.2)	(198.8)
Balance at March 31, 2015, net	$98.1	$—	$198.2	$567.7	$167.5	$1,031.5

Due to uncertainty and short-term volatility in the materials processing market, the Company reviewed the MP reporting unit at March 31, 2015 to determine if the results would be significantly different from its annual October 1 test. The MP reporting unit’s fair value exceeded its carrying value by approximately 17%. The Company did not find evidence of impairment at March 31, 2015, but will continue to monitor the performance of the MP reporting unit and update the test as circumstances warrant. If the MP reporting unit is unable to achieve its projected cash flows, the outcome of any prospective tests may result in the Company recording goodwill impairment charges in future periods. The amount of goodwill in the MP reporting unit was $167.5 million as of March 31, 2015.

Intangible assets, net were comprised of the following as of March 31, 2015 and December 31, 2014 (in millions):

		March 31, 2015			December 31, 2014
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	6	$52.3	$(35.8)	$16.5	$58.8	$(38.4)	$20.4
Customer Relationships	16	227.6	(75.0)	152.6	251.9	(78.4)	173.5
Land Use Rights	57	18.0	(1.9)	16.1	18.0	(1.8)	16.2
Other	7	47.0	(37.9)	9.1	44.6	(38.2)	6.4
Total definite-lived intangible assets		$344.9	$(150.6)	$194.3	$373.3	$(156.8)	$216.5

Indefinite-lived intangible assets:
Tradenames		$96.6			$108.9
Total indefinite-lived intangible assets		$96.6			$108.9

	Three Months Ended March 31,
(in millions)	2015	2014
Aggregate Amortization Expense	$6.3	$9.7

Estimated aggregate intangible asset amortization expense (in millions) for each of the five years below is:

2015	$26.0
2016	$24.1
2017	$19.7
2018	$15.1
2019	$14.8

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

The Company is party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At March 31, 2015, the Company had $263.5 million notional amount of currency exchange forward contracts outstanding that were initially designated as hedge contracts, most of which mature on or before March 31, 2016.  The fair market value of these contracts at March 31, 2015 was a net gain of $0.2 million.  At March 31, 2015, $188.5 million notional amount ($0.5 million of fair value losses) of these forward contracts have been designated as, and are effective as, cash flow hedges of forecasted and specifically identified transactions.  During 2015 and 2014, the Company recorded the change in fair value for these cash flow hedges to AOCI and reclassified to earnings a portion of the deferred gain or loss from AOCI as the hedged transactions occurred and were recognized in earnings.

The Company records foreign exchange contracts at fair value on a recurring basis.  There were no interest rate swaps recorded as of March 31, 2015 and December 31, 2014. The foreign exchange contracts designated as hedging instruments are categorized under Level 2 of the ASC 820 hierarchy and are recorded at March 31, 2015 and December 31, 2014 as a net asset of $0.2 million and net liability of $0.4 million, respectively.  See Note A – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. The fair values of these foreign exchange forward contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities.

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

Concurrent with the sale of part of A.S.V., Inc. to Manitex International, Inc. (“Manitex”), the Company invested in a subordinated convertible promissory note from Manitex, which included an embedded derivative, the conversion feature. At the date of issuance, the embedded derivative was measured at fair value. The derivative is marked-to-market each period with changes in fair value recorded in Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income.

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	March 31, 2015	December 31, 2014
Foreign exchange contracts	Other current assets	$13.8	$10.1
Liability Derivatives
Foreign exchange contracts	Other current liabilities	13.6	10.5
Total Derivatives		$0.2	$(0.4)

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	March 31, 2015	December 31, 2014
Foreign exchange contracts	Other current assets	$1.2	$2.2
Debt conversion feature	Other assets	2.4	3.0
Total asset derivatives		$3.6	$5.2
Liability Derivatives
Foreign exchange contracts	Other current liabilities	0.7	1.0
Total liability derivatives		$0.7	$1.0
Total Derivatives		$2.9	$4.2

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income and AOCI (in millions):

Gain (Loss) Recognized in AOCI on Derivatives:	Three Months Ended March 31,
Cash Flow Derivatives	2015	2014
Foreign exchange contracts	$0.3	$(2.7)
(Loss) Gain Reclassified from AOCI into Income (Effective):	Three Months Ended March 31,
Account	2015	2014
Cost of goods sold	$2.4	$1.5
Other income (expense) – net	(6.4)	2.2
Total	$(4.0)	$3.7
Gain (Loss) Recognized in Income on Derivatives (Ineffective):	Three Months Ended March 31,
Account	2015	2014
Other income (expense) – net	$6.9	$(2.1)

The following table provides the effect of derivative instruments that are not designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (in millions):

Gain (Loss) Recognized in Income on Derivatives not designated as hedges:	Three Months Ended March 31,
Account	2015	2014
Other income (expense) – net	(2.1)	(1.7)

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

Unrealized net gains (losses), net of tax, included in AOCI are as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$(0.7)	$2.7
Additional gains (losses) – net	(2.8)	(0.5)
Amounts reclassified to earnings	3.1	(2.2)
Balance at end of period	$(0.4)	$—

The estimated amount of existing losses for derivative contracts recorded in AOCI as of March 31, 2015 that are expected to be reclassified into earnings in the next twelve months is $0.4 million.

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

During the fourth quarter of 2014, the Company established a restructuring program in the MHPS segment primarily focused on operations in Germany. The program included the closure of one of its materials handling manufacturing facilities, the consolidation of several material handling sales and service locations, and realignment of the management structure for port solutions. The program is expected to cost $24.8 million, result in the reduction of 115 team members and is expected to be completed in 2016, except for certain payments mandated by governmental agencies.

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the three months ended March 31, 2015, the cumulative amount of expenses incurred since inception of the programs through March 31, 2015 and the total amount expected to be incurred (in millions):

	Amount incurred during the three months ended March 31, 2015	Cumulative amount incurred through March 31, 2015	Total amount expected to be incurred
MHPS	—	35.5	35.5
Total	$—	$35.5	$35.5

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the three months ended March 31, 2015, the cumulative amount of expenses incurred since inception of the programs and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Asset Disposal and Other Costs	Total
Amount incurred in the three months ended March 31, 2015	$—	$—	$—
Cumulative amount incurred through March 31, 2015	$31.8	$3.7	$35.5
Total amount expected to be incurred	$31.8	$3.7	$35.5

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the three months ended March 31, 2015 (in millions):

	Employee Termination Costs	Asset Disposal and Other Costs	Total
Restructuring reserve at December 31, 2014	$40.1	$—	$40.1
Restructuring charges	—	—	—
Cash expenditures	(1.1)	—	(1.1)
Foreign exchange	(4.4)	—	(4.4)
Restructuring reserve at March 31, 2015	$34.6	$—	$34.6

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

As of March 31, 2015 and December 31, 2014, the Company had $439.8 million and $467.9 million, respectively, in U.S. dollar and Euro denominated term loans outstanding under its credit agreement. The weighted average interest rate on the term loans at March 31, 2015 and December 31, 2014 was 3.74% and 3.76%, respectively. The Company had $111.0 million in U.S. dollar denominated revolving credit amounts outstanding as of March 31, 2015. The Company had no outstanding U.S. dollar and Euro denominated revolving credit amounts at December 31, 2014. The weighted average interest rate on the revolving credit amounts at March 31, 2015 was 3.50%.

The 2014 Credit Agreement incorporates facilities for issuance of letters of credit up to $400 million.  Letters of credit issued under the 2014 Credit Agreement letter of credit facility decrease availability under the $600 million revolving line of credit.  As of March 31, 2015 and December 31, 2014 the Company had no letters of credit issued under the 2014 Credit Agreement.  The 2014 Credit Agreement also permits the Company to have additional letter of credit facilities up to $300 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit. The Company had letters of credit issued under the additional letter of credit facilities of the 2014 Credit Agreement that totaled $23.3 million and $30.4 million as of March 31, 2015 and December 31, 2014, respectively.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2014 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $232.3 million and $261.5 million as of March 31, 2015 and December 31, 2014, respectively.

In total, as of March 31, 2015 and December 31, 2014, the Company had letters of credit outstanding of $255.6 million and $291.9 million, respectively. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

The Company, as issuer of the 4% Convertible Notes, must separately account for the liability and equity components of the 4% Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance for interest cost to be recognized in subsequent periods.  The Company allocated $54.3 million of the $172.5 million principal amount of the 4% Convertible Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through June 2015.  The Company recorded a related deferred tax liability of $19.4 million on the equity component. During 2012 the Company purchased approximately 25% of the outstanding 4% Convertible Notes. The balance of the 4% Convertible Notes was $127.3 million at March 31, 2015.  The Company recognized interest expense of $3.5 million on the 4% Convertible Notes for the three months ended March 31, 2015.  The interest expense recognized for the 4% Convertible Notes will increase as the discount is amortized using the effective interest method, which accretes the debt balance over its term to $128.8 million at maturity in June 2015.  Interest expense on the 4% Convertible Notes throughout its term includes 4% annually of cash interest on the maturity balance of $128.8 million plus non-cash interest expense accreted to the debt balance as described.

The Company paid a dividend of $0.06 per share on March 19, 2015. Under the terms of the 4% Convertible Notes, this dividend changed the conversion ratio from 61.9685 at December 31, 2014 to 62.1099 shares of common stock at March 31, 2015.

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of March 31, 2015, as follows (in millions, except for quotes):

	Book Value	Quote	FV
6% Notes	$850.0	$1.01250	$861
4% Convertible Notes (net of discount)	$127.3	$1.65440	$211
6-1/2% Notes	$300.0	$1.04500	$314
2014 Credit Agreement Term Loan (net of discount) – USD	$227.1	$1.00000	$227
2014 Credit Agreement Term Loan (net of discount) – EUR	$212.7	$1.00500	$214

The fair value of debt reported in the table above is based on price quotations on the debt instrument in an active market and therefore categorized under Level 1 of the ASC 820 hierarchy. See Note A – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. The Company believes that the carrying value of its other borrowings, including amounts outstanding for the revolving credit line under the 2014 Credit Agreement, approximates fair market value based on maturities for debt of similar terms. The fair value of these other borrowings are categorized under Level 2 of the ASC 820 hierarchy.

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

	Three Months Ended March 31,
	2015			2014
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$0.3	$1.6	$—	$0.2	$1.4	$—
Interest cost	1.8	3.2	0.1	1.8	5.0	0.1
Expected return on plan assets	(2.5)	(2.0)	—	(2.2)	(2.3)	—
Amortization of actuarial loss	1.0	1.9	—	0.7	0.8	—
Other costs	—	—	—	—	—	—
Net periodic cost	$0.6	$4.7	$0.1	$0.5	$4.9	$0.1

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

As of March 31, 2015 and December 31, 2014, the Company’s maximum exposure to such credit guarantees was $38.1 million and $42.6 million, respectively, including total guarantees issued by Terex Cranes Germany GmbH, part of the Cranes segment, of $18.8 million and $23.4 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Buyback Guarantees

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of March 31, 2015 and December 31, 2014, the Company’s maximum exposure pursuant to buyback guarantees was $19.4 million and $24.3 million, respectively, including total guarantees issued by entities in the MHPS segment of $15.8 million and $20.1 million, respectively. The Company is generally able to mitigate some of the risk of these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $3 million as of March 31, 2015 and December 31, 2014, for the estimated fair value of all guarantees provided.

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

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$1.6	$33.9
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment (CTA), net of (provision for) benefit from taxes of $6.8 and $0.5, respectively	(211.6)	18.2
Derivative hedging adjustment, net of (provision for) benefit from taxes of $0.2 and $0.8, respectively	0.3	(2.7)
Debt and equity securities adjustment, net of (provision for) benefit from taxes of $0.0 and $0.0, respectively	(3.1)	—
Pension liability adjustment:
Amortization of actuarial (gain) loss, net of provision for (benefit from) taxes of $(0.4) and $(0.5), respectively	2.5	1.0
Foreign exchange and other effects, net of (provision for) benefit from taxes of $(2.4) and $0.0, respectively	12.1	(0.2)
Total pension liability adjustment	14.6	0.8
Other comprehensive income (loss)	(199.8)	16.3
Comprehensive income (loss)	(198.2)	50.2
Comprehensive loss (income) attributable to noncontrolling interest	(0.6)	1.3
Comprehensive income (loss) attributable to Terex Corporation	$(198.8)	$51.5

Changes in Accumulated Other Comprehensive Income
The table below presents changes in AOCI by component for the three months ended March 31, 2015 and 2014. All amounts are net of tax (in millions).

	Three months ended March 31, 2015					Three months ended March 31, 2014
	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(245.5)	$(0.7)	$1.6	$(185.2)	$(429.8)	$(7.9)	$2.7	$—	$(111.3)	$(116.5)
Other comprehensive income before reclassifications	(211.6)	(2.8)	(3.1)	12.1	(205.4)	18.2	(0.5)	—	(0.2)	17.5
Amounts reclassified from AOCI	—	3.1	—	2.5	5.6	—	(2.2)	—	1.0	(1.2)
Net other comprehensive Income (Loss)	(211.6)	0.3	(3.1)	14.6	(199.8)	18.2	(2.7)	—	0.8	16.3
Ending balance	$(457.1)	$(0.4)	$(1.5)	$(170.6)	$(629.6)	$10.3	$—	$—	$(110.5)	$(100.2)

Stock-Based Compensation

During the three months ended March 31, 2015, the Company granted 1.4 million shares of restricted stock to its employees with a weighted average grant date fair value of $26.47 per share.  Approximately 62% of these restricted stock awards vest ratably over a three year period and approximately 38% cliff vest at the end of a three year period.  Approximately 12% of the shares granted are based on performance targets containing a market condition and determined over either a two or three year period. The Company used the Monte Carlo method to determine grant date fair value of $28.10 and $25.60 per share, respectively, for the three and two year awards with a market condition granted on March 5, 2015.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

	Grant date	Grant date
	March 5, 2015	March 5, 2015
Dividend yields	0.91%	0.91%
Expected volatility	45.48%	37.00%
Risk free interest rate	0.98%	0.58%
Expected life (in years)	3	2

Share Repurchases and Dividends

In February 2015, the Company announced authorization by its Board of Directors for the repurchase of up to $200 million of the Company’s outstanding shares of common stock. During the three months ended March 31, 2015 the Company repurchased approximately 1.9 million shares for approximately $48 million under this program. A portion of the share repurchases was executed prior to March 31, 2015 but cash settled in April. In the first quarter of 2015, the Company’s Board of Directors also declared a dividend of $0.06 per share, which was paid to its shareholders.

Redeemable Noncontrolling Interest
Noncontrolling interest with redemption features that are not solely within the Company’s control (“redeemable noncontrolling interest”) were previously presented separately from Total stockholders’ equity in the Condensed Consolidated Balance Sheet at the maximum redemption value. If the maximum redemption value is greater than carrying value, the increase is adjusted directly to additional paid in capital and does not impact net income.
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

NOTE O – CONSOLIDATING FINANCIAL STATEMENTS

During 2009 the Company sold and issued the 4% Convertible Notes and during 2012 sold and issued the 6% Notes and the 6-1/2% Notes (collectively the “Notes”) (see Note K – “Long-Term Obligations”). The Notes are jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): CMI Terex Corporation, Fantuzzi Noell USA, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Schaeff Incorporated, Schaeff of North America, Inc., Terex Advance Mixer, Inc., Terex Aerials, Inc., Terex Financial Services, Inc., Terex South Dakota, Inc., Terex USA, LLC, Terex Utilities, Inc. and Terex Washington, Inc.  Wholly-owned Guarantors are 100% owned by the Company. All of the guarantees are full and unconditional.  The guarantees of the Wholly-owned Guarantors are subject to release in limited circumstances only upon the occurrence of certain customary conditions. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the Notes.

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2015
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$0.8	$732.7	$979.7	$(217.6)	$1,495.6
Cost of goods sold	(0.2)	(625.0)	(811.4)	217.6	(1,219.0)
Gross profit	0.6	107.7	168.3	—	276.6
Selling, general and administrative expenses	12.1	(71.4)	(173.1)	—	(232.4)
Income (loss) from operations	12.7	36.3	(4.8)	—	44.2
Interest income	27.1	17.0	1.0	(44.1)	1.0
Interest expense	(40.0)	(1.0)	(31.3)	44.1	(28.2)
Income (loss) from subsidiaries	11.5	(1.1)	(0.4)	(10.0)	—
Other income (expense) – net	(16.1)	(8.6)	17.8	—	(6.9)
Income (loss) from continuing operations before income taxes	(4.8)	42.6	(17.7)	(10.0)	10.1
(Provision for) benefit from income taxes	5.8	(8.7)	(8.7)	—	(11.6)
Income (loss) from continuing operations	1.0	33.9	(26.4)	(10.0)	(1.5)
Gain (loss) on disposition of discontinued operations – net of tax	—	—	3.1	—	3.1
Net income (loss)	1.0	33.9	(23.3)	(10.0)	1.6
Net loss (income) attributable to noncontrolling interest	—	—	(0.6)	—	(0.6)
Net income (loss) attributable to Terex Corporation	$1.0	$33.9	$(23.9)	$(10.0)	$1.0

Comprehensive income (loss), net of tax	$(198.8)	$33.7	$(161.0)	$127.9	$(198.2)
Comprehensive loss (income) attributable to noncontrolling interest	—	—	(0.6)	—	(0.6)
Comprehensive income (loss) attributable to Terex Corporation	$(198.8)	$33.7	$(161.6)	$127.9	$(198.8)

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2014
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$38.8	$783.8	$1,120.5	$(288.5)	$1,654.6
Cost of goods sold	(36.1)	(638.4)	(935.2)	288.5	(1,321.2)
Gross profit	2.7	145.4	185.3	—	333.4
Selling, general and administrative expenses	—	(69.8)	(188.6)	—	(258.4)
Income (loss) from operations	2.7	75.6	(3.3)	—	75.0
Interest income	31.5	17.9	0.9	(49.0)	1.3
Interest expense	(40.5)	(4.2)	(34.7)	49.0	(30.4)
Income (loss) from subsidiaries	47.2	3.7	(1.4)	(49.5)	—
Other income (expense) – net	(11.2)	0.2	8.1	—	(2.9)
Income (loss) from continuing operations before income taxes	29.7	93.2	(30.4)	(49.5)	43.0
(Provision for) benefit from income taxes	5.4	(27.9)	11.0	—	(11.5)
Income (loss) from continuing operations	35.1	65.3	(19.4)	(49.5)	31.5
Income (loss) from discontinued operations – net of tax	(0.1)	—	1.0	—	0.9
Gain (loss) on disposition of discontinued operations – net of tax	—	—	1.5	—	1.5
Net income (loss)	35.0	65.3	(16.9)	(49.5)	33.9
Net loss (income) attributable to noncontrolling interest	—	—	1.1	—	1.1
Net income (loss) attributable to Terex Corporation	$35.0	$65.3	$(15.8)	$(49.5)	$35.0

Comprehensive income (loss), net of tax	$51.5	$65.8	$(4.4)	$(62.7)	$50.2
Comprehensive loss (income) attributable to noncontrolling interest	—	—	1.3	—	1.3
Comprehensive income (loss) attributable to Terex Corporation	$51.5	$65.8	$(3.1)	$(62.7)	$51.5

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2015
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$13.9	$2.3	$335.1	$—	$351.3
Trade receivables – net	8.3	415.7	707.4	—	1,131.4
Intercompany receivables	74.3	81.5	110.5	(266.3)	—
Inventories	1.3	465.0	1,054.4	—	1,520.7
Prepaid assets	99.9	58.2	112.4	—	270.5
Other current assets	58.9	0.2	26.5	—	85.6
Total current assets	256.6	1,022.9	2,346.3	(266.3)	3,359.5
Property, plant and equipment – net	64.8	122.3	460.8	—	647.9
Goodwill	—	170.1	861.4	—	1,031.5
Non-current intercompany receivables	1,396.8	2,172.7	40.5	(3,610.0)	—
Investment in and advances to (from) subsidiaries	3,716.7	194.6	171.7	(3,980.6)	102.4
Other assets	41.3	147.6	403.9	—	592.8
Total assets	$5,476.2	$3,830.2	$4,284.6	$(7,856.9)	$5,734.1

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$127.3	$1.3	$31.6	$—	$160.2
Trade accounts payable	14.1	269.6	454.4	—	738.1
Intercompany payables	18.5	93.3	154.5	(266.3)	—
Accruals and other current liabilities	97.1	129.2	569.0	—	795.3
Total current liabilities	257.0	493.4	1,209.5	(266.3)	1,693.6
Long-term debt, less current portion	1,261.0	2.8	448.9	—	1,712.7
Non-current intercompany payables	2,152.7	41.8	1,415.5	(3,610.0)	—
Retirement plans and other non-current liabilities	57.7	28.3	460.5	—	546.5
Total stockholders’ equity	1,747.8	3,263.9	750.2	(3,980.6)	1,781.3
Total liabilities and stockholders’ equity	$5,476.2	$3,830.2	$4,284.6	$(7,856.9)	$5,734.1

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2014
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$99.0	$1.9	$377.3	$—	$478.2
Trade receivables – net	7.7	307.4	771.3	—	1,086.4
Intercompany receivables	55.3	85.9	136.3	(277.5)	—
Inventories	—	374.5	1,086.4	—	1,460.9
Prepaid assets	100.8	32.9	114.3	—	248.0
Other current assets	65.7	0.1	16.9	—	82.7
Total current assets	328.5	802.7	2,502.5	(277.5)	3,356.2
Property, plant and equipment – net	65.4	117.0	507.9	—	690.3
Goodwill	—	170.1	960.9	—	1,131.0
Non-current intercompany receivables	1,501.4	2,059.9	41.9	(3,603.2)	—
Investment in and advances to (from) subsidiaries	3,564.2	199.3	152.0	(3,809.2)	106.3
Other assets	43.8	142.7	457.7	—	644.2
Total assets	$5,503.3	$3,491.7	$4,622.9	$(7,689.9)	$5,928.0

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$125.0	$2.0	$25.5	$—	$152.5
Trade accounts payable	18.0	212.6	505.5	—	736.1
Intercompany payables	19.8	117.8	139.9	(277.5)	—
Accruals and other current liabilities	74.6	118.1	561.8	—	754.5
Total current liabilities	237.4	450.5	1,232.7	(277.5)	1,643.1
Long-term debt, less current portion	1,150.0	7.6	478.7	—	1,636.3
Non-current intercompany payables	2,047.1	41.8	1,514.3	(3,603.2)	—
Retirement plans and other non-current liabilities	62.9	27.2	519.4	—	609.5
Total stockholders’ equity	2,005.9	2,964.6	877.8	(3,809.2)	2,039.1
Total liabilities and stockholders’ equity	$5,503.3	$3,491.7	$4,622.9	$(7,689.9)	$5,928.0

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2015
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(307.5)	$143.6	$53.2	$—	$(110.7)
Cash flows from investing activities
Capital expenditures	(0.2)	(12.7)	(13.3)	—	(26.2)
Acquisition of businesses, net of cash acquired	—	(21.1)	(1.0)	—	(22.1)
Intercompany investing activities (1)	161.1	—	—	(161.1)	—
Other investing activities, net	(3.5)	—	1.5	—	(2.0)
Net cash provided by (used in) investing activities	157.4	(33.8)	(12.8)	(161.1)	(50.3)
Cash flows from financing activities
Repayments of debt	(114.8)	(5.5)	(6.0)	—	(126.3)
Proceeds from issuance of debt	225.8	—	11.6	—	237.4
Share repurchases	(40.2)	—	—	—	(40.2)
Dividends paid	(6.4)	—	—	—	(6.4)
Intercompany financing activities (1)	—	(103.9)	(57.2)	161.1	—
Other financing activities, net	0.6	—	(0.6)	—	—
Net cash provided by (used in) financing activities	65.0	(109.4)	(52.2)	161.1	64.5
Effect of exchange rate changes on cash and cash equivalents	—	—	(30.4)	—	(30.4)
Net increase (decrease) in cash and cash equivalents	(85.1)	0.4	(42.2)	—	(126.9)
Cash and cash equivalents at beginning of period	99.0	1.9	377.3	—	478.2
Cash and cash equivalents at end of period	$13.9	$2.3	$335.1	$—	$351.3

(1)	Intercompany investing and financing activities include cash pooling activity between Terex Corporation and Wholly-Owned Guarantors.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2014
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(78.9)	$(6.6)	$110.7	$—	$25.2
Cash flows from investing activities
Capital expenditures	(2.2)	(5.7)	(11.1)	—	(19.0)
Acquisition of businesses, net of cash acquired	—	—	(7.4)	—	(7.4)
Intercompany investing activities (1)	3.2	—	—	(3.2)	—
Other investing activities, net	—	0.1	0.4	—	0.5
Net cash provided by (used in) investing activities	1.0	(5.6)	(18.1)	(3.2)	(25.9)
Cash flows from financing activities
Repayments of debt	(161.7)	(0.3)	(34.6)	—	(196.6)
Proceeds from issuance of debt	255.0	—	17.6	—	272.6
Purchase of noncontrolling interest	—	—	(71.3)	—	(71.3)
Share repurchases	(24.0)	—	—	—	(24.0)
Dividends paid	(5.5)	—	—	—	(5.5)
Intercompany financing activities (1)	—	11.8	(15.0)	3.2	—
Other financing activities, net	5.9	—	1.5	—	7.4
Net cash provided by (used in) financing activities	69.7	11.5	(101.8)	3.2	(17.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.5	—	0.5
Net increase (decrease) in cash and cash equivalents	(8.2)	(0.7)	(8.7)	—	(17.6)
Cash and cash equivalents at beginning of period	16.3	3.9	387.9	—	408.1
Cash and cash equivalents at end of period	$8.1	$3.2	$379.2	$—	$390.5

(1)	Intercompany investing and financing activities include cash pooling activity between Terex Corporation and Wholly-Owned Guarantors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We calculate a non-GAAP measure of free cash flow. We define free cash flow as Net cash provided by (used in) operating activities, plus (minus) increases (decreases) in Terex Financial Services (“TFS”) finance receivable assets, less Capital expenditures. We have changed the definition to include changes in TFS assets to more closely align with how companies with captive finance companies calculate free cash flow. We believe that the measure of free cash flow provides management and investors further information on cash generation or use in our primary operations.

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

Overview

The first quarter of 2015 was operationally generally in-line with our expectations for most of our businesses. Net sales were essentially flat on a currency neutral basis. However, our overall results for the first quarter were negatively impacted by lower margins in our AWP segment and an unusually high tax rate. Performance across our remaining business segments was mixed. While both the MHPS and Construction segments had an operating loss in the quarter, we continue to anticipate improving operating results from these businesses for the balance of 2015. We are generally encouraged by our order and backlog trends.

West Coast port labor issues, severe weather conditions in some regions in the U.S. and uncertainty surrounding oil and gas markets caused our AWP segment to have a slow start to the year. Currency exchange rates, an unfavorable product mix of fewer booms and more telehandlers, and higher factory production rates in the prior year first quarter, also negatively impacted the year over year margin comparison. However, AWP exited the first quarter with a meaningfully higher operating margin run rate than its overall margins for the quarter. This, coupled with a strong backlog gives us confidence that AWP will return to more normalized operating margins in the second quarter.

Our Construction segment had a small operating loss in the first quarter, which was generally consistent with our expectations. Net sales in this segment declined year-over-year due to the divestiture of our majority interest in the compact track loader business and the negative impact of foreign exchange rates, partially offset by higher demand for our concrete mixer trucks. We are encouraged by our strong book-to-bill ratio and believe that this segment will deliver better operating results during the remainder of 2015.

Our Cranes segment performed generally as expected for the first quarter, with net sales improvements in certain crane products and for utility products in North America. However, the improvements were more than offset by the negative impact of foreign currency exchange rate changes and continued softness for crane markets in the Americas, Australia and Europe. Looking forward, our order trends and product mix in backlog continue to suggest improvements as the year progresses.

Our MHPS segment had a small operating loss in the first quarter, which was generally consistent with our expectations. While net sales for Port Solutions improved in the quarter, this was more than offset by the negative impact of foreign exchange rates. The decline in backlog in this segment is primarily due to the large port automation orders delivered in 2014. Similar to last year, we expect the segment’s operating margin to improve throughout the year.

Our MP segment started the year in-line with our expectations, in what is traditionally a seasonally softer quarter for sales in this segment. Low commodity prices remain a market headwind for this segment. However, we expect the performance of this segment to improve throughout the remainder of the year.

Geographically, sales in the North American market, which is our largest market, declined slightly from a year ago. Increased sales in China and the Middle East did not offset declining sales in Europe, Brazil and Australia.

Consistent with our expectations, we used cash in the first quarter of the year as the businesses ramp up for their customers’ busier season in our second and third quarter. We continue to expect to generate between $200 million and $250 million in free cash flow for the full year 2015. Capital allocation activities continued as planned. We initiated a new $200 million share repurchase authorization, and purchased approximately $48 million under this program in the first quarter. We also increased our quarterly dividend as part of our ongoing commitment to enhancing long-term shareholder value. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

Our overall outlook has not changed and we continue to expect 2015 earnings per share to be between $2.00 and $2.30 (excluding restructuring and unusual items) on net sales of between $6.2 billion and $6.6 billion.

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

Terex management and Board of Directors use ROIC as one of the primary measures to assess operational performance, including in connection with certain compensation programs. We use ROIC as a unifying metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at March 31, 2015 was 9.8%.

Amounts described below are reported in millions of U.S. dollars, except for the effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Mar ‘15	Dec ‘14	Sep ’14	Jun ’14	Mar ’14
Provision for (benefit from) income taxes	$11.6	$(41.5)	$27.7	$40.0
Divided by: Income (loss) before income taxes	10.1	39.4	86.4	128.4
Effective tax rate	114.9%	(105.3)%	32.1%	31.2%
Income (loss) from operations as adjusted	$46.5	$72.3	$119.7	$162.6
Multiplied by: 1 minus Effective tax rate	(14.9)%	205.3%	67.9%	68.8%
Adjusted net operating income (loss) after tax	$(6.9)	$148.4	$81.3	$111.9
Debt (as defined above)	$1,872.9	$1,788.8	$1,851.9	$1,922.5	$2,055.9
Less: Cash and cash equivalents	(351.3)	(478.2)	(344.5)	(364.3)	(390.5)
Debt less Cash and cash equivalents	1,521.6	1,310.6	1,507.4	1,558.2	1,665.4
Total Terex Corporation stockholders’ equity as adjusted	1,543.3	1,843.2	2,010.5	2,138.5	2,012.0
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$3,064.9	$3,153.8	$3,517.9	$3,696.7	$3,677.4

March 31, 2015 ROIC	9.8%
NOPAT as adjusted (last 4 quarters)	$334.7
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$3,422.1

	Three months ended 3/31/15	Three months ended 12/31/14	Three months ended 9/30/14	Three months ended 6/30/14
Reconciliation of income (loss) from operations:
Income (loss) from operations as reported	$44.2	$70.4	$116.8	$160.9
(Income) loss from operations for TFS	2.3	1.9	2.9	1.7
Income (loss) from operations as adjusted	$46.5	$72.3	$119.7	$162.6

Reconciliation of Terex Corporation stockholders’ equity:	As of 3/31/15	As of 12/31/14	As of 9/30/14	As of 6/30/14	As of 3/31/14
Terex Corporation stockholders’ equity as reported	$1,747.8	$2,005.9	$2,217.7	$2,331.6	$2,183.2
TFS Assets	(204.5)	(162.7)	(207.2)	(193.1)	(171.2)
Terex Corporation stockholders’ equity as adjusted	$1,543.3	$1,843.2	$2,010.5	$2,138.5	$2,012.0

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

Consolidated

	Three Months Ended March 31,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,495.6	—	$1,654.6	—	(9.6)%
Gross profit	$276.6	18.5%	$333.4	20.1%	(17.0)%
SG&A	$232.4	15.5%	$258.4	15.6%	(10.1)%
Income from operations	$44.2	3.0%	$75.0	4.5%	(41.1)%

Net sales for the three months ended March 31, 2015 decreased $159.0 million when compared to the same period in 2014.  The decline in net sales was primarily due to lower net sales in AWP, Construction and MHPS. Changes in foreign exchange rates negatively impacted net sales in all segments. This was partially offset by improvements in certain product lines or regions, particularly in our Cranes, MHPS and MP segments.

Gross profit for the three months ended March 31, 2015 decreased $56.8 million when compared to the same period in 2014. The decrease was primarily due to declines in gross profit in our AWP and MHPS segments. Changes in foreign exchange rates negatively impacted gross profit in all segments.

SG&A costs for the three months ended March 31, 2015 decreased by $26.0 million when compared to the same period in 2014.  The majority of the decrease in SG&A costs was due to the positive impact of changes in foreign exchange rates.

Income from operations for the three months ended March 31, 2015 decreased $30.8 million when compared to the same period in 2014.  The decrease was primarily due to lower operating performance in our AWP segment.

Aerial Work Platforms

	Three Months Ended March 31,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$507.2	—	$584.9	—	(13.3)%
Gross profit	$93.1	18.4%	$133.1	22.8%	(30.1)%
SG&A	$49.8	9.8%	$50.9	8.7%	(2.2)%
Income from operations	$43.3	8.5%	$82.2	14.1%	(47.3)%

Net sales for the AWP segment for the three months ended March 31, 2015 decreased $77.7 million when compared to the same period in 2014.  The decrease in net sales was due to weakened demand in Latin America, lower boom shipments in North America, as customers were delaying deliveries due to severe weather conditions in portions of the U.S., uncertainty surrounding oil and gas markets and delayed timing of deliveries for customers in Europe, the Middle East and Africa region, which were impacted by port labor issues. Additionally, approximately 21% of the change in net sales was due to the negative impact of foreign exchange rate changes.

Gross profit for the three months ended March 31, 2015 decreased $40.0 million when compared to the same period in 2014.  The decrease in gross profit from lower volume was approximately $18 million. Lower factory utilization in the current year period negatively impacted gross profit by approximately $9 million. Additionally, approximately 10% of the change in gross profit was due to the negative impact of foreign exchange rate changes. A less favorable mix of product sales in the current year period also contributed to the decrease in gross profit.

SG&A costs for the three months ended March 31, 2015 decreased $1.1 million when compared to the same period in 2014.  The decrease in SG&A costs was primarily due to the positive impact of foreign exchange rate changes.

Income from operations for the three months ended March 31, 2015 decreased $38.9 million when compared to the same period in 2014.  The decrease was due to items noted above, particularly lower net sales, the lower absorption of fixed costs and the negative impact of foreign exchange rate changes.

Construction

	Three Months Ended March 31,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$153.9	—	$195.7	—	(21.4)%
Gross profit	$16.6	10.8%	$19.1	9.8%	(13.1)%
SG&A	$21.1	13.7%	$24.1	12.3%	(12.4)%
Loss from operations	$(4.5)	(2.9)%	$(5.0)	(2.6)%	*

*	Not meaningful as a percentage

Net sales for the Construction segment for the three months ended March 31, 2015 decreased by $41.8 million when compared to the same period in 2014. The decrease in net sales was primarily due to the disposition of our majority interest in the compact track loader business in the fourth quarter of 2014, which had net sales in the prior year period of approximately $30 million. Additionally, approximately 42% of the change in net sales was due to the negative impact of foreign exchange rate changes.

Gross profit for the three months ended March 31, 2015 decreased $2.5 million when compared to the same period in 2014, primarily due to the impact of the disposition noted above.

SG&A costs for the three months ended March 31, 2015 decreased $3.0 million when compared to the same period in 2014, primarily due to the impact of the disposition noted above.

Loss from operations for the three months ended March 31, 2015 decreased $0.5 million, or essentially flat when compared to the same period in 2014.

Cranes

	Three Months Ended March 31,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$386.9	—	$393.6	—	(1.7)%
Gross profit	$61.5	15.9%	$60.0	15.2%	2.5%
SG&A	$57.9	15.0%	$60.2	15.3%	(3.8)%
Income (loss) from operations	$3.6	0.9%	$(0.2)	(0.1)%	*

*	Not meaningful as a percentage

Net sales for the Cranes segment for the three months ended March 31, 2015 decreased by $6.7 million when compared to the same period in 2014.  Improved net sales, particularly for utility products in North America and crane products in Asia and the Middle East was more than offset by the negative impact of foreign exchange rate changes on net sales and lower net sales for crane products in Australia.

Gross profit for the three months ended March 31, 2015 increased by $1.5 million when compared to the same period in 2014. Improvements in volume, inventory and warranty expense and absorption of fixed costs of approximately $11 million, were mostly offset by the negative impact of foreign exchange rate changes and transactional foreign exchange losses.

SG&A costs for the three months ended March 31, 2015 decreased $2.3 million over the same period in 2014 primarily due to the positive impact of foreign exchange rate changes.

Income (loss) from operations for the three months ended March 31, 2015 improved $3.8 million when compared to the same period in 2014. The improvement was due to items noted above, particularly lower inventory and warranty expense and improved absorption of fixed costs.

Material Handling & Port Solutions

	Three Months Ended March 31,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$321.9	—	$368.2	—	(12.6)%
Gross profit	$72.4	22.5%	$84.6	23.0%	(14.4)%
SG&A	$76.7	23.8%	$90.9	24.7%	(15.6)%
Loss from operations	$(4.3)	(1.3)%	$(6.3)	(1.7)%	(31.7)%

Net sales for the MHPS segment for the three months ended March 31, 2015 decreased $46.3 million when compared to the same period in 2014. The decrease was driven by approximately $63 million due to the negative impact of foreign exchange rate changes on net sales, which was partially offset by improved net sales of straddle and sprinter carriers.

Gross profit for the three months ended March 31, 2015 decreased $12.2 million when compared to the same period in 2014. The decrease was primarily due to the negative impact of foreign exchange rate changes.

SG&A costs for the three months ended March 31, 2015 decreased $14.2 million when compared to the same period in 2014. The majority of the decrease was due to the positive impact of foreign exchange rate changes.

Loss from operations for the three months ended March 31, 2015 decreased $2.0 million, or essentially flat when compared to the same period in 2014.

Materials Processing

	Three Months Ended March 31,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$145.7	—	$150.0	—	(2.9)%
Gross profit	$32.8	22.5%	$32.2	21.5%	1.9%
SG&A	$22.1	15.2%	$21.3	14.2%	3.8%
Income from operations	$10.7	7.3%	$10.9	7.3%	(1.8)%

Net sales for the MP segment for the three months ended March 31, 2015 decreased by $4.3 million when compared to the same period in 2014. Net sales improved across most products with increased net sales in India and North America. This was more than offset by the negative impact of foreign exchange rate changes on net sales and continued softness in Australia and Russia.

Gross profit for the three months ended March 31, 2015 increased by $0.6 million, or essentially flat when compared to the same period in 2014.

SG&A costs for the three months ended March 31, 2015 increased by $0.8 million, or essentially flat when compared to the same period in 2014.

Income from operations for the three months ended March 31, 2015 decreased $0.2 million, or essentially flat when compared to the same period in 2014.

Corporate / Eliminations

	Three Months Ended March 31,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(20.0)	—	$(37.8)	—	*
Loss from operations	$(4.6)	*	$(6.6)	*	*

*	Not meaningful as a percentage

Net sales amounts include elimination of intercompany sales activity among segments.

Interest Expense, Net of Interest Income

During the three months ended March 31, 2015, our interest expense net of interest income was $27.2 million, or $1.9 million lower than the same period in the prior year. This reflects the impact of lower debt balances in the current year period.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended March 31, 2015 was expense of $6.9 million, or $4.0 million higher expense when compared to the same period in the prior year primarily due to higher foreign exchange losses in the current year period.

Income Taxes

During the three months ended March 31, 2015, we recognized income tax expense of $11.6 million on income of $10.1 million, an effective tax rate of 114.9%, as compared to income tax expense of $11.5 million on income of $43.0 million, an effective tax rate of 26.7%, for the three months ended March 31, 2014.  The higher effective tax rate for the three months ended March 31, 2015 was primarily due to the increased impact of losses not benefitted combined with lower profit before tax in the current year period when compared to the three months ended March 31, 2014.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations for the three months ended March 31, 2015 decreased by $0.9 million when compared to the same period in the prior year as the truck business was sold in May 2014.

Gain (Loss) on Disposition of Discontinued Operations

The gain on disposition of discontinued operations was $1.6 million higher in the current year period primarily due to higher contractually obligated earnings based payments from the purchaser of a business sold in 2010.

LIQUIDITY AND CAPITAL RESOURCES

We are continuing to focus on generating cash and improving margins. Consistent with our expectations, we used cash in the first quarter of the year as our businesses ramp up for their customers’ busier season in our second and third quarter. We had negative free cash flow of approximately $95 million in the three months ended March 31, 2015. This was primarily due to cash used in working capital and a net loss for the period. We continue to expect to generate between $200 million and $250 million in free cash flow for the full year 2015.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

Three Months Ended 3/31/2015
Net cash provided by (used in) operating activities	(110.7)
Plus: Increase in TFS assets	41.8
Less: Capital expenditures	(26.2)
Free cash flow	$(95.1)

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets.  We had cash and cash equivalents of $351.3 million at March 31, 2015.  The majority of the cash held by our foreign subsidiaries is expected to be maintained locally because we plan to reinvest such cash and cash equivalents to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of these operations. Such cash could be used in the U.S., if necessary. Cash repatriated to the U.S. could be subject to incremental local and U.S. taxation. Currently, there are no trends, demands or uncertainties as a result of the Company’s cash re-investment policy that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility.

We believe cash generated from operations together with access to our bank credit facilities and cash on hand, provide adequate liquidity to continue to support internal operating initiatives and meet our operating and debt service requirements, which will include the maturity of the 4% Convertible Notes in the second quarter of 2015. See Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business.

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

Our investment in financial services assets was approximately $205 million, net at March 31, 2015. We remain focused on expanding financing solutions in key markets like the U.S., Europe and China. We also anticipate using TFS to drive incremental sales by increasing direct customer financing through TFS in certain instances. We intend to expand our investment in financial services assets in 2015 to leverage these assets for further reductions in borrowing costs.

During the first quarter of 2015, cash used in inventory was approximately $133 million as production ramped up for deliveries expected in the second and third quarter. Working capital as percent of trailing three month annualized net sales was 28.2% at March 31, 2015.

The following tables show the calculation of our working capital and trailing three months annualized sales as of March 31, 2015 (in millions):

Three Months Ended 3/31/2015
Net Sales	$1,495.6
x	4
Trailing Three Month Annualized Net Sales	$5,982.4

As of 3/31/15
Inventories	$1,520.7
Trade Receivables	1,131.4
Less: Trade Accounts Payable	(738.1)
Less: Customer Advances	(224.6)
Total Working Capital	$1,689.4

Our credit agreement provides us with a revolving line of credit of up to $600 million. See Note K – “Long-Term Obligations,” in our Condensed Consolidated Financial Statements for information concerning our credit agreement. We had $489.0 million available for borrowing under our revolving credit facilities at March 31, 2015. The credit agreement also allows incremental commitments, which may be extended at the option of the lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both as long as we satisfy a secured debt financial ratio contained in the credit facilities. We had $111.0 million of outstanding borrowings under our revolving credit facilities as well as U.S. dollar and Euro denominated term loans totaling $439.8 million under our credit agreement as of March 31, 2015.

Interest rates charged under the revolving line of credit in our credit agreement are subject to adjustment based on our consolidated leverage ratio. The U.S. dollar term loans bear interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 2.75%, with a floor of 0.75% on LIBOR. The Euro term loans bear interest at a rate of Euro Interbank Offer Rate (“EURIBOR”) plus 3.25%, with a floor of 0.75% on EURIBOR. At March 31, 2015, the weighted average interest rate on these term loans was 3.74%. The weighted average interest rate on our revolving credit amounts at March 31, 2015 was 3.50%.

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

In February 2015, we announced authorization by our Board of Directors for the repurchase of up to $200 million of our outstanding shares of common stock. During the three months ended March 31, 2015 we repurchased approximately 1.9 million shares for approximately $48 million under this program. A portion of the share repurchases was executed prior to March 31, 2015 but cash settled in April. In the first quarter of 2015, our Board of Directors also declared a dividend of $0.06 per share, which was paid to our shareholders. It is our intention to pay four quarterly dividends of $0.06 per share, for an aggregate of $0.24 per share, for the calendar year of 2015. However, future declarations of quarterly dividends are subject to the determination of our Board of Directors.

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

Cash Flows

Cash used in operations for the three months ended March 31, 2015 totaled $110.7 million, compared to cash provided by operations of $25.2 million for the three months ended March 31, 2014.  The change in cash from operations was primarily driven by higher cash used in working capital and lower net income in the three months ended March 31, 2015 when compared to the prior year period.

Cash used in investing activities for the three months ended March 31, 2015 was $50.3 million, compared to $25.9 million cash used in investing activities for the three months ended March 31, 2014. The increase of cash used in investing activities was primarily due to higher capital expenditures and higher cash used in acquisitions in the three months ended March 31, 2015 when compared to the prior year period.

Cash provided by financing activities was $64.5 million for the three months ended March 31, 2015, compared to cash used in financing activities for the three months ended March 31, 2014 of $17.4 million. The change in cash from financing was primarily due to purchases of noncontrolling interest shares in the prior year period that did not recur in the current year period.

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

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies.  The major foreign currencies, among others, in which we do business are the Euro, Australian Dollar and British Pound.  We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts.  At March 31, 2015, we had foreign exchange contracts with a notional value of $263.5 million that were initially designated as hedge contracts.

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

At March 31, 2015, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the three months ended March 31, 2015 would have had an approximately $1 million impact on the translation effect reported in operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate, LIBOR and EURIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At March 31, 2015, approximately 31% of our debt was floating rate debt and the weighted average interest rate for all debt was 5.77%.

At March 31, 2015, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings impact on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at March 31, 2015 would have increased interest expense by approximately $1 million for the three months ended March 31, 2015.

Commodities Risk

Principal materials and components that we use in our manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. In the first three months of 2015, minor, unfavorable input cost changes in some areas were more than off-set by favorable changes in other areas.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2015, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2015.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the quarterly period ended March 31, 2015 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about our purchases during the quarter ended March 31, 2015 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
January 1, 2015 - January 31, 2015	—	$—	—	$—
February 1, 2015 - February 28, 2015	—	$—	—	$—
March 1, 2015 - March 31, 2015	1,854,673	$26.00	1,854,673	$151,783
Total	1,854,673	$26.00	1,854,673	$151,783

(1)	In February 2015, we announced authorization by our Board of Directors for the repurchase of up to $200 million of the Company’s outstanding common shares.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEREX CORPORATION
(Registrant)

Date:	April 30, 2015	/s/ Kevin P. Bradley
Kevin P. Bradley
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	April 30, 2015	/s/ Mark I. Clair
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