Form 10-Q
period 2015-06-30
TEREX CORP
filed 2015-07-30
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

F O R M   10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	☒	NO	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Number of outstanding shares of common stock:  108.5 million as of July 27, 2015.

The Exhibit Index begins on page 55.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of June 30, 2015 unless specifically noted otherwise, and includes financial information with respect to the subsidiaries of the Company listed below (all of which are 100%-owned) which were guarantors on June 30, 2015 (the “Guarantors”) of the Company’s 6% Senior Notes Due 2021 (the “6% Notes”) and its 6-1/2% Senior Notes Due 2020 (the “6-1/2% Notes”).  See Note O – “Consolidating Financial Statements” to the Company’s June 30, 2015 Condensed Consolidated Financial Statements included in this Quarterly Report. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$1,828.5	$2,055.1	$3,324.1	$3,709.7
Cost of goods sold	(1,444.3)	(1,631.3)	(2,663.3)	(2,952.5)
Gross profit	384.2	423.8	660.8	757.2
Selling, general and administrative expenses	(235.9)	(262.9)	(468.3)	(521.3)
Income (loss) from operations	148.3	160.9	192.5	235.9
Other income (expense)
Interest income	1.0	1.2	2.0	2.5
Interest expense	(27.0)	(31.7)	(55.2)	(62.1)
Other income (expense) – net	(3.0)	(2.0)	(9.9)	(4.9)
Income (loss) from continuing operations before income taxes	119.3	128.4	129.4	171.4
(Provision for) benefit from income taxes	(33.0)	(40.0)	(44.6)	(51.5)
Income (loss) from continuing operations	86.3	88.4	84.8	119.9
Income (loss) from discontinued operations – net of tax	—	0.5	—	1.4
Gain (loss) on disposition of discontinued operations – net of tax	(0.4)	51.5	2.7	53.0
Net income (loss)	85.9	140.4	87.5	174.3
Net loss (income) attributable to noncontrolling interest	(1.1)	(0.6)	(1.7)	0.5
Net income (loss) attributable to Terex Corporation	$84.8	$139.8	$85.8	$174.8
Amounts attributable to Terex Corporation common stockholders:
Income (loss) from continuing operations	$85.2	$87.8	$83.1	$120.4
Income (loss) from discontinued operations – net of tax	—	0.5	—	1.4
Gain (loss) on disposition of discontinued operations – net of tax	(0.4)	51.5	2.7	53.0
Net income (loss) attributable to Terex Corporation	$84.8	$139.8	$85.8	$174.8
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.80	$0.80	$0.78	$1.09
Income (loss) from discontinued operations – net of tax	—	—	—	0.01
Gain (loss) on disposition of discontinued operations – net of tax	—	0.47	0.03	0.48
Net income (loss) attributable to Terex Corporation	$0.80	$1.27	$0.81	$1.58
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.78	$0.76	$0.76	$1.03
Income (loss) from discontinued operations – net of tax	—	—	—	0.01
Gain (loss) on disposition of discontinued operations – net of tax	—	0.45	0.02	0.46
Net income (loss) attributable to Terex Corporation	$0.78	$1.21	$0.78	$1.50
Weighted average number of shares outstanding in per share calculation
Basic	106.2	110.3	106.2	110.5
Diluted	109.0	115.8	109.9	116.4
Comprehensive income (loss)	$166.8	$165.2	$(31.4)	$215.4
Comprehensive loss (income) attributable to noncontrolling interest	(1.1)	(0.4)	(1.7)	0.9
Comprehensive income (loss) attributable to Terex Corporation	$165.7	$164.8	$(33.1)	$216.3

Dividends declared per common share	$0.06	$0.05	$0.12	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$332.7	$478.2
Trade receivables (net of allowance of $26.9 and $30.5 at June 30, 2015 and December 31, 2014, respectively)	1,252.5	1,086.4
Inventories	1,564.2	1,460.9
Prepaid assets	260.1	248.0
Other current assets	74.8	82.7
Total current assets	3,484.3	3,356.2
Non-current assets
Property, plant and equipment – net	680.6	690.3
Goodwill	1,073.7	1,131.0
Intangible assets – net	293.6	325.4
Other assets	474.7	425.1
Total assets	$6,006.9	$5,928.0

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$72.6	$152.5
Trade accounts payable	814.4	736.1
Accrued compensation and benefits	208.0	204.0
Accrued warranties and product liability	67.8	74.2
Customer advances	196.4	197.4
Other current liabilities	311.0	278.9
Total current liabilities	1,670.2	1,643.1
Non-current liabilities
Long-term debt, less current portion	1,834.0	1,636.3
Retirement plans	402.7	432.5
Other non-current liabilities	150.4	177.0
Total liabilities	4,057.3	3,888.9
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 128.8 and 124.6 shares at June 30, 2015 and December 31, 2014, respectively	1.3	1.2
Additional paid-in capital	1,256.6	1,251.5
Retained earnings	2,057.6	1,984.9
Accumulated other comprehensive income (loss)	(548.7)	(429.8)
Less cost of shares of common stock in treasury – 21.1 and 19.2 shares at June 30, 2015 and December 31, 2014, respectively	(851.8)	(801.9)
Total Terex Corporation stockholders’ equity	1,915.0	2,005.9
Noncontrolling interest	34.6	33.2
Total stockholders’ equity	1,949.6	2,039.1
Total liabilities and stockholders’ equity	$6,006.9	$5,928.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income (loss)	$87.5	$174.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	68.9	80.0
(Gain) loss on disposition of discontinued operations	(2.7)	(53.0)
Deferred taxes	(3.9)	(18.5)
Stock-based compensation expense	21.8	26.2
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(196.9)	(183.6)
Inventories	(125.2)	(162.4)
Trade accounts payable	98.2	108.2
Customer advances	(0.9)	33.7
Other assets and liabilities	(63.0)	(4.2)
Other operating activities, net	31.4	23.8
Net cash provided by (used in) operating activities	(84.8)	24.5
Investing Activities
Capital expenditures	(48.7)	(37.3)
Acquisitions of businesses, net of cash acquired	(59.8)	(7.4)
Proceeds from disposition of discontinued operations	0.7	162.2
Other investing activities, net	0.6	2.6
Net cash provided by (used in) investing activities	(107.2)	120.1
Financing Activities
Repayments of debt	(702.9)	(637.3)
Proceeds from issuance of debt	835.7	580.3
Purchase of noncontrolling interest	—	(73.4)
Share repurchases	(50.3)	(54.9)
Dividends paid	(12.8)	(11.0)
Other financing activities, net	(1.1)	7.2
Net cash provided by (used in) financing activities	68.6	(189.1)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(22.1)	0.7
Net Increase (Decrease) in Cash and Cash Equivalents	(145.5)	(43.8)
Cash and Cash Equivalents at Beginning of Period	478.2	408.1
Cash and Cash Equivalents at End of Period	$332.7	$364.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)
NOTE A – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2014 has been derived from and should be read in conjunction with the audited Consolidated Balance Sheet as of that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015.

Cash and cash equivalents at June 30, 2015 and December 31, 2014 include $20.8 million and $13.5 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. The Company is evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

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

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” (“ASU 2015-17”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Further, the amendments remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient.The guidance is effective for reporting periods beginning after December 15, 2015 and interim periods within those years with early adoption permitted. Adoption of this guidance is not expected to have a significant impact on the determination or reporting of the Company’s financial results.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”). ASU 2015-11 requires inventory be measured at the lower of cost and net realizable value and options that currently exist for market value be eliminated. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. ASU 2015-11 should be applied prospectively. The Company is evaluating the impact adoption of this guidance will have on determination or reporting of its financial results.

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Six Months Ended
June 30, 2015
Balance at beginning of period	$86.5
Accruals for warranties issued during the period	34.4
Changes in estimates	(1.4)
Settlements during the period	(39.6)
Foreign exchange effect/other	(3.0)
Balance at end of period	$76.9

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement and Disclosure” (“ASC 820”) include interest rate swaps and foreign currency forward contracts discussed in Note I – “Derivative Financial Instruments.”  These contracts are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

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

The Cranes segment designs, manufactures, services, refurbishes and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, lattice boom truck cranes, truck-mounted cranes (boom trucks) and utility equipment, as well as their related components and replacement parts. Customers use these products primarily for infrastructure projects, including mining and energy related projects as well as for construction, repair and maintenance of commercial buildings, manufacturing facilities, construction and maintenance of utility and telecommunication lines, tree trimming and certain construction and foundation drilling applications. The segment also provides service and support for industrial cranes and aerial products in North America.

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

The MP segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders, biomass, forestry and hand-fed chippers and their related replacement parts and components. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries.

The Company assists customers in their rental, leasing and acquisition of its products through Terex Financial Services (“TFS”). TFS uses its equipment financing experience to provide financing solutions to customers who purchase the Company’s equipment.

Business segment information is presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Sales
AWP	$677.1	$717.9	$1,184.3	$1,302.8
Construction	183.7	227.2	337.6	422.9
Cranes	463.8	503.5	850.7	897.1
MHPS	367.2	431.4	689.1	799.6
MP	167.8	183.1	313.5	333.1
Corporate and Other / Eliminations	(31.1)	(8.0)	(51.1)	(45.8)
Total	$1,828.5	$2,055.1	$3,324.1	$3,709.7
Income (loss) from Operations
AWP	$103.9	$113.5	$147.2	$195.7
Construction	0.7	4.0	(3.8)	(1.0)
Cranes	22.6	29.7	26.2	29.5
MHPS	1.3	2.7	(3.0)	(3.6)
MP	22.0	22.8	32.7	33.7
Corporate and Other / Eliminations	(2.2)	(11.8)	(6.8)	(18.4)
Total	$148.3	$160.9	$192.5	$235.9

	June 30, 2015	December 31, 2014
Identifiable Assets
AWP	$1,967.6	$1,143.5
Construction	1,187.3	1,246.0
Cranes	1,917.5	1,959.7
MHPS	2,597.7	2,744.0
MP	912.3	813.6
Corporate and Other / Eliminations	(2,575.5)	(1,978.8)
Total	$6,006.9	$5,928.0

NOTE C – INCOME TAXES

During the three months ended June 30, 2015, the Company recognized income tax expense of $33.0 million on income of $119.3 million, an effective tax rate of 27.7% as compared to income tax expense of $40.0 million on income of $128.4 million, an effective tax rate of 31.2%, for three months ended June 30, 2014.  The lower effective tax rate for the three months ended June 30, 2015 was primarily due to geographic mix of earnings when compared to the three months ended June 30, 2014.

During the six months ended June 30, 2015, the Company recognized income tax expense of $44.6 million on income of $129.4 million, an effective tax rate of 34.5% as compared to income tax expense of $51.5 million on income of $171.4 million, an effective tax rate of 30.0%, for six months ended June 30, 2014.  The higher effective tax rate for the six months ended June 30, 2015 was primarily due to increased losses not benefitted combined with lower profit before tax when compared to the six months ended June 30, 2014.

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

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$—	$49.4	$—	$94.8
Income (loss) from discontinued operations before income taxes	$—	$0.8	$—	$1.7
(Provision for) benefit from income taxes	—	(0.3)	—	(0.3)
Income (loss) from discontinued operations – net of tax	$—	$0.5	$—	$1.4

Gain (loss) on disposition of discontinued operations	$(0.4)	$65.7	$3.2	$67.5
(Provision for) benefit from income taxes	—	(14.2)	(0.5)	(14.5)
Gain (loss) on disposition of discontinued operations – net of tax	$(0.4)	$51.5	$2.7	$53.0

During the six months ended June 30, 2015 and 2014 the Company recorded a gain of $2.8 million and $1.5 million, respectively, related to the sale of its Atlas heavy construction equipment and knuckle-boom cranes businesses based on contractually obligated earnings based payments from the purchaser. During the three and six months ended June 30, 2014 the Company recorded a gain of $51.5 million related to the sale of its truck business.

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income (loss) from continuing operations attributable to Terex Corporation common stockholders	$85.2	$87.8	$83.1	$120.4
Income (loss) from discontinued operations–net of tax	—	0.5	—	1.4
Gain (loss) on disposition of discontinued operations–net of tax	(0.4)	51.5	2.7	53.0
Net income (loss) attributable to Terex Corporation	$84.8	$139.8	$85.8	$174.8
Basic shares:
Weighted average shares outstanding	106.2	110.3	106.2	110.5
Earnings per share – basic:
Income (loss) from continuing operations	$0.80	$0.80	$0.78	$1.09
Income (loss) from discontinued operations–net of tax	—	—	—	0.01
Gain (loss) on disposition of discontinued operations–net of tax	—	0.47	0.03	0.48
Net income (loss) attributable to Terex Corporation	$0.80	$1.27	$0.81	$1.58
Diluted shares:
Weighted average shares outstanding	106.2	110.3	106.2	110.5
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	2.8	5.5	3.7	5.9
Diluted weighted average shares outstanding	109.0	115.8	109.9	116.4
Earnings per share – diluted:
Income (loss) from continuing operations	$0.78	$0.76	$0.76	$1.03
Income (loss) from discontinued operations–net of tax	—	—	—	0.01
Gain (loss) on disposition of discontinued operations–net of tax	—	0.45	0.02	0.46
Net income (loss) attributable to Terex Corporation	$0.78	$1.21	$0.78	$1.50

The following table provides information to reconcile amounts reported on the Condensed Consolidated Statement of Comprehensive Income to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions):
Reconciliation of Amounts Attributable to Common Stockholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income (loss) from continuing operations	$86.3	$88.4	$84.8	$119.9
Noncontrolling interest (income) loss attributed to continuing operations	(1.1)	(0.6)	(1.7)	0.5
Income (loss) from continuing operations attributable to common stockholders	$85.2	$87.8	$83.1	$120.4

Weighted average options to purchase 0.1 million of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during the three and six months ended June 30, 2015 and 2014, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 0.8 million and 0.9 million were outstanding during the three and six months ended June 30, 2015, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance. Weighted average restricted stock awards of 0.3 million were outstanding during the three and six months ended June 30, 2014, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance. ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

In connection with settlement of the 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”) the Company issued 3.4 million shares of common stock in June 2015. See Note K – “Long-Term Obligations.” Included in the computation of diluted shares for the three and six months ended June 30, 2015 were 2.3 million and 2.8 million shares, respectively, that were contingently issuable prior to conversion. The number of shares that were contingently issuable for the three and six months ended June 30, 2014 was 4.7 million.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	June 30, 2015	December 31, 2014
Finished equipment	$539.4	$425.7
Replacement parts	176.1	170.5
Work-in-process	445.1	454.2
Raw materials and supplies	403.6	410.5
Inventories	$1,564.2	$1,460.9

Reserves for lower of cost or market value, excess and obsolete inventory were $106.1 million and $116.3 million at June 30, 2015 and December 31, 2014, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	June 30, 2015	December 31, 2014
Property	$98.4	$104.3
Plant	352.8	359.5
Equipment	729.4	699.5
Property, plant and equipment – gross	1,180.6	1,163.3
Less: Accumulated depreciation	(500.0)	(473.0)
Property, plant and equipment – net	$680.6	$690.3

NOTE H – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	Construction	Cranes	MHPS	MP	Total
Balance at December 31, 2014, gross	$138.5	$132.8	$217.6	$642.8	$198.1	$1,329.8
Accumulated impairment	(38.6)	(132.8)	(4.2)	—	(23.2)	(198.8)
Balance at December 31, 2014, net	99.9	—	213.4	642.8	174.9	1,131.0
Acquisitions	—	—	—	—	12.5	12.5
Foreign exchange effect and other	(0.9)	—	(10.8)	(59.2)	1.1	(69.8)
Balance at June 30, 2015, gross	137.6	132.8	206.8	583.6	211.7	1,272.5
Accumulated impairment	(38.6)	(132.8)	(4.2)	—	(23.2)	(198.8)
Balance at June 30, 2015, net	$99.0	$—	$202.6	$583.6	$188.5	$1,073.7

Due to uncertainty and short-term volatility in the materials processing market, the Company reviewed the MP reporting unit at June 30, 2015 to determine if the results would be significantly different from its annual test conducted on October 1, 2014. The MP reporting unit’s fair value exceeded its carrying value by approximately 20%. The Company did not find evidence of impairment at June 30, 2015, but will continue to monitor the performance of the MP reporting unit and update the test as circumstances warrant. If the MP reporting unit is unable to achieve its projected cash flows, the outcome of any prospective test may result in the Company recording goodwill impairment charges in future periods. The amount of goodwill in the MP reporting unit was $188.5 million as of June 30, 2015.

Intangible assets, net were comprised of the following as of June 30, 2015 and December 31, 2014 (in millions):

		June 30, 2015			December 31, 2014
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	6	$54.6	$(38.8)	$15.8	$58.8	$(38.4)	$20.4
Customer Relationships	16	233.4	(80.5)	152.9	251.9	(78.4)	173.5
Land Use Rights	57	18.0	(2.0)	16.0	18.0	(1.8)	16.2
Other	7	47.8	(39.2)	8.6	44.6	(38.2)	6.4
Total definite-lived intangible assets		$353.8	$(160.5)	$193.3	$373.3	$(156.8)	$216.5

Indefinite-lived intangible assets:
Tradenames		$100.3			$108.9
Total indefinite-lived intangible assets		$100.3			$108.9

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Aggregate Amortization Expense	$6.0	$9.8	$12.3	19.5

Estimated aggregate intangible asset amortization expense (in millions) for each of the five years below is:

2015	$26.0
2016	$24.1
2017	$19.7
2018	$15.1
2019	$14.8

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

The Company has used and may use forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions.  The primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar.  The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of Accumulated other comprehensive income (“AOCI”) until the underlying hedged transactions are reported in the Company’s Condensed Consolidated Statement of Comprehensive Income.  The Company has used and may use interest rate swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt and changes in the fair value of fixed rate debt.  Primary exposure includes movements in the London Interbank Offer Rate (“LIBOR”) and Commercial Paper rates.

Changes in the fair value of derivatives designated as fair value hedges are recognized in earnings as offsets to changes in fair value of exposures being hedged.  The change in fair value of derivatives designated as cash flow hedges are deferred in AOCI and are recognized in earnings as hedged transactions occur.  Contracts deemed ineffective are recognized in earnings immediately.

In the Condensed Consolidated Statement of Comprehensive Income, the Company records hedging activity related to debt instruments and hedging activity related to foreign currency and interest rate swaps in the accounts for which the hedged items are recorded.  On the Condensed Consolidated Statement of Cash Flows, the Company records cash flows from hedging activities in the same manner as it records the underlying item being hedged.

The Company is party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At June 30, 2015, the Company had $199.7 million notional amount of currency exchange forward contracts outstanding that were initially designated as hedge contracts, most of which mature on or before June 30, 2016.  The fair market value of these contracts at June 30, 2015 was a net gain of $0.5 million.  At June 30, 2015, $146.5 million notional amount ($0.7 million of fair value gains) of these forward contracts have been designated as, and are effective as, cash flow hedges of forecasted and specifically identified transactions.  During 2015 and 2014, the Company recorded the change in fair value for these cash flow hedges to AOCI and reclassified to earnings a portion of the deferred gain or loss from AOCI as the hedged transactions occurred and were recognized in earnings.

The Company records foreign exchange contracts at fair value on a recurring basis.  The foreign exchange contracts designated as hedging instruments are categorized under Level 2 of the ASC 820 hierarchy and are recorded at June 30, 2015 and December 31, 2014 as a net asset of $0.5 million and net liability of $0.4 million, respectively.  See Note A – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. The fair values of these foreign exchange forward contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities.

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

During the second quarter of 2015, the Company entered into certain interest rate swap agreements to offset the variability of cash flows due to changes in the floating rate of borrowings under its Securitization Facility. See Note K – “Long-Term Obligations,” for additional information on the Securitization Facility. The interest rate swaps are designated as cash flow hedges of the changes in the cash flows of interest rate payments on debt associated with changes in floating interest rates. Changes in the fair value of these derivative financial instruments are recognized as gains or losses in Cost of goods sold in the Condensed Consolidated Statement of Comprehensive Income. The Company records these contracts at fair value on a recurring basis.  At June 30, 2015, the Company had $143.0 million notional amount of interest rate swap contracts outstanding that were initially designated as hedge contracts and scheduled to mature in May 2022. The interest rate swap contracts designated as hedging instruments are categorized under Level 2 of the ASC 820 hierarchy and are recorded at June 30, 2015 as a net liability of $0.3 million. The fair value of these contracts are derived using quoted interest rate swap prices at the reporting date based on their maturities.

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	June 30, 2015	December 31, 2014
Foreign exchange contracts	Other current assets	$4.8	$10.1
Interest rate swap	Other assets	0.6	—
Total asset derivatives		5.4	10.1
Liability Derivatives
Foreign exchange contracts	Other current liabilities	4.3	10.5
Interest rate swap	Other current liabilities	0.9	—
Total liability derivatives		5.2	10.5
Total Derivatives		$0.2	$(0.4)

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	June 30, 2015	December 31, 2014
Foreign exchange contracts	Other current assets	$1.1	$2.2
Debt conversion feature	Other assets	1.5	3.0
Total asset derivatives		2.6	5.2
Liability Derivatives
Foreign exchange contracts	Other current liabilities	0.9	1.0
Total liability derivatives		0.9	1.0
Total Derivatives		$1.7	$4.2

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income and AOCI (in millions):

Gain (Loss) Recognized in AOCI on Derivatives:	Three Months Ended June 30,		Six Months Ended June 30,
Cash Flow Derivatives	2015	2014	2015	2014
Foreign exchange contracts	$0.9	$0.5	$1.2	$(2.2)
Interest rate swap	(0.1)	—	(0.1)	—
Total	$0.8	$0.5	$1.1	$(2.2)
(Loss) Gain Reclassified from AOCI into Income (Effective):	Three Months Ended June 30,		Six Months Ended June 30,
Account	2015	2014	2015	2014
Cost of goods sold	$3.9	$0.6	$6.3	$2.1
Other income (expense) – net	1.1	0.3	(5.3)	2.5
Total	$5.0	$0.9	$1.0	$4.6
Gain (Loss) Recognized in Income on Derivatives (Ineffective):	Three Months Ended June 30,		Six Months Ended June 30,
Account	2015	2014	2015	2014
Other income (expense) – net	$(2.0)	$(0.7)	$4.9	$(2.8)

The following table provides the effect of derivative instruments that are not designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (in millions):

Gain (Loss) Recognized in Income on Derivatives not designated as hedges:	Three Months Ended June 30,		Six Months Ended June 30,
Account	2015	2014	2015	2014
Other income (expense) – net	$(1.1)	$0.3	$(3.2)	$(1.4)

Counterparties to the Company’s currency exchange forward contracts and interest rate swap agreements are major financial institutions with credit ratings of investment grade or better and no collateral is required.  There are no significant risk concentrations.  Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is unlikely and any losses would be immaterial.

Unrealized net gains (losses), net of tax, included in AOCI are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$(0.4)	$—	$(0.7)	$2.7
Additional gains (losses) – net	5.8	0.9	3.0	0.4
Amounts reclassified to earnings	(5.0)	(0.4)	(1.9)	(2.6)
Balance at end of period	$0.4	$0.5	$0.4	$0.5

Within the unrealized net gains (losses) included in AOCI as of June 30, 2015, it is estimated that $0.2 million of losses are expected to be reclassified into earnings in the next twelve months.

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

During the fourth quarter of 2014, the Company established a restructuring program in the MHPS segment primarily focused on operations in Germany. The program included the consolidation of several material handling sales and service locations, and realignment of the management structure for port solutions. The program is expected to cost $24.1 million, result in the reduction of 115 team members and is expected to be completed in 2016, except for certain payments mandated by governmental agencies.

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the six months ended June 30, 2015, the cumulative amount of expenses incurred since inception of the programs through June 30, 2015 and the total amount expected to be incurred (in millions):

	Amount incurred during the six months ended June 30, 2015	Cumulative amount incurred through June 30, 2015	Total amount expected to be incurred
MHPS	(0.7)	34.8	34.8
Total	$(0.7)	$34.8	$34.8

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the six months ended June 30, 2015, the cumulative amount of expenses incurred since inception of the programs and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Asset Disposal and Other Costs	Total
Amount incurred in the six months ended June 30, 2015	$(0.7)	$—	$(0.7)
Cumulative amount incurred through June 30, 2015	$31.1	$3.7	$34.8
Total amount expected to be incurred	$31.1	$3.7	$34.8

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the six months ended June 30, 2015 (in millions):

	Employee Termination Costs	Asset Disposal and Other Costs	Total
Restructuring reserve at December 31, 2014	$40.1	$—	$40.1
Restructuring charges	(0.7)	—	(0.7)
Cash expenditures	(2.1)	—	(2.1)
Foreign exchange	(3.2)	—	(3.2)
Restructuring reserve at June 30, 2015	$34.1	$—	$34.1

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

On May 29, 2015, the Company entered into an Incremental Assumption Agreement and Amendment No. 1 to the 2014 Credit Agreement which lowered the interest rate on the Company’s €200.0 million Euro denominated term loan from Euro Interbank Offered Rate (“EURIBOR”) plus 3.25% with a 0.75% EURIBOR floor to EURIBOR plus 2.75% with a 0.75% EURIBOR floor.

As of June 30, 2015 and December 31, 2014, the Company had $447.0 million and $467.9 million, respectively, in U.S. dollar and Euro denominated term loans outstanding under the 2014 Credit Agreement. The weighted average interest rate on the term loans at June 30, 2015 and December 31, 2014 was 3.50% and 3.76%, respectively. The Company had $114.8 million in U.S. dollar denominated revolving credit amounts outstanding as of June 30, 2015. The Company had no outstanding U.S. dollar and Euro denominated revolving credit amounts at December 31, 2014. The weighted average interest rate on the revolving credit amounts at June 30, 2015 was 2.63%.

The 2014 Credit Agreement incorporates facilities for issuance of letters of credit up to $400 million.  Letters of credit issued under the 2014 Credit Agreement letter of credit facility decrease availability under the $600 million revolving line of credit.  As of June 30, 2015 and December 31, 2014 the Company had no letters of credit issued under the 2014 Credit Agreement.  The 2014 Credit Agreement also permits the Company to have additional letter of credit facilities up to $300 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit. The Company had letters of credit issued under the additional letter of credit facilities of the 2014 Credit Agreement that totaled $25.0 million and $30.4 million as of June 30, 2015 and December 31, 2014, respectively.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2014 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $218.8 million and $261.5 million as of June 30, 2015 and December 31, 2014, respectively.

In total, as of June 30, 2015 and December 31, 2014, the Company had letters of credit outstanding of $243.8 million and $291.9 million, respectively. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

4% Convertible Senior Subordinated Notes

On June 3, 2009, the Company sold and issued $172.5 million aggregate principal amount of 4% Convertible Notes.  At issuance, the Company was required to separately account for the liability and equity components of the 4% Convertible Notes in a manner that reflected the Company’s nonconvertible debt borrowing rate at the date of issuance for interest cost to be recognized in subsequent periods.  The Company allocated $54.3 million of the $172.5 million principal amount of the 4% Convertible Notes to the equity component, which represented a discount to the debt and was amortized into interest expense using the effective interest method through settlement.  The Company recorded a related deferred tax liability of $19.4 million on the equity component. During 2012 the Company purchased approximately 25% of the outstanding 4% Convertible Notes. The balance of the 4% Convertible Notes was $128.8 million at settlement on June 1, 2015.  The Company recognized interest expense of $5.7 million on the 4% Convertible Notes for the six months ended June 30, 2015.  Interest expense on the 4% Convertible Notes throughout its term included 4% annually of cash interest on the maturity balance of $128.8 million plus non-cash interest expense accreted to the debt balance as described.

On June 1, 2015 the Company paid cash of $131.1 million (including accrued interest of $2.3 million) and issued 3.4 million shares of its $.01 par value common stock to settle the 4% Convertible Notes.

2015 Securitization Facility

On May 28, 2015, the Company, through certain of its subsidiaries, entered into a Loan and Security Agreement (the “Securitization Facility”) with lenders party thereto. The borrower under the Securitization Facility is a bankruptcy remote subsidiary of the Company (the “Borrower”).

Under the Securitization Facility, the Borrower may, from time to time, request the conduit lender thereunder to make loans to the Borrower. Such loans will be secured by and payable from collateral of the Borrower (primarily equipment loans and leases to Terex customers originated by TFS and transferred to the Borrower). Any such loan may be made by the conduit lender in its sole discretion and if not made by the conduit lender, shall be made by the committed lender under the Securitization Facility. The facility limit for such loans is $350 million. The scheduled termination date for the Securitization Facility is May 28, 2017, but it may be extended by agreement of the parties per the terms of the loan agreement. The Securitization Facility also contains customary representations, warranties and covenants.

As of June 30, 2015, the Company had $146.2 million in loans outstanding under the Securitization Facility. The weighted average interest rate on the Securitization Facility at June 30, 2015 was 1.25%. The Company is party to certain derivative interest rate swap agreements entered into to hedge its exposure to variable interest rates related to the Securitization Facility. The effective interest rate on the Securitization Facility when combined with the interest rate swap agreements is 2.20%. For further information on the interest rate swap agreements see Note I – “Derivative Financial Instruments.”

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of June 30, 2015, as follows (in millions, except for quotes):

	Book Value	Quote	FV
6% Notes	$850.0	$1.00000	$850
6-1/2% Notes	$300.0	$1.04250	$313
2014 Credit Agreement Term Loan (net of discount) – USD	$226.6	$1.00000	$227
2014 Credit Agreement Term Loan (net of discount) – EUR	$220.4	$0.99250	$219

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2015			2014			2015			2014
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$0.3	$1.6	$—	$0.2	$1.1	$—	$0.6	$3.2	$—	$0.4	$2.5	$—
Interest cost	1.8	3.2	—	1.8	4.1	—	3.6	6.4	0.1	3.6	9.1	0.1
Expected return on plan assets	(2.4)	(1.9)	—	(2.4)	(1.6)	—	(4.9)	(3.9)	—	(4.6)	(3.9)	—
Amortization of prior service cost	—	—	—	0.1	—	—	—	—	—	0.1	—	—
Amortization of actuarial loss	0.9	1.9	—	0.8	0.8	—	1.9	3.8	—	1.5	1.6	—
Net periodic cost	$0.6	$4.8	$—	$0.5	$4.4	$—	$1.2	$9.5	$0.1	$1.0	$9.3	$0.1

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

The Company believes that the allegations in the suits are without merit, and Terex, its directors and the named executives will continue to vigorously defend against them. The Company believes that it has acted, and continues to act, in compliance with federal securities laws and ERISA law with respect to these matters. Accordingly, the Company has filed motions to dismiss the ERISA lawsuit and the securities lawsuit. While these motions are currently pending before the court, an agreement in principle has been reached to settle the ERISA lawsuit for $2.5 million which will be funded primarily by insurance. The proceeds of the settlement (after deduction of legal fees) will be distributed to putative class participants. The plaintiff in the stockholder derivative lawsuit has agreed with the Company to put this lawsuit on hold pending the outcome of the motion to dismiss in connection with the securities lawsuit.

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

As of June 30, 2015 and December 31, 2014, the Company’s maximum exposure to such credit guarantees was $40.9 million and $42.6 million, respectively, including total guarantees issued by Terex Cranes Germany GmbH, part of the Cranes segment, of $23.3 million and $23.4 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Buyback Guarantees

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of June 30, 2015 and December 31, 2014, the Company’s maximum exposure pursuant to buyback guarantees was $18.7 million and $24.3 million, respectively, including total guarantees issued by entities in the MHPS segment of $15.1 million and $20.1 million, respectively. The Company is generally able to mitigate some of the risk of these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $3 million as of June 30, 2015 and December 31, 2014, for the estimated fair value of all guarantees provided.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$85.9	$140.4	$87.5	$174.3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment (CTA), net of (provision for) benefit from taxes of $2.4, $1.3 and $9.2 and $1.8, respectively	85.4	23.5	(126.2)	41.7
Derivative hedging adjustment, net of (provision for) benefit from taxes of $(0.2), $0.2, $0.0 and $1.0, respectively	0.8	0.5	1.1	(2.2)
Debt and equity securities adjustment, net of (provision for) benefit from taxes of $0.1, $0.0, $0.1 and $0.0, respectively	(2.3)	—	(5.4)	—
Pension liability adjustment:
Amortization of actuarial (gain) loss, net of provision for (benefit from) taxes of $(0.4), $(0.5), $(0.8) and $(1.0), respectively	2.4	1.2	4.9	2.2
Foreign exchange and other effects, net of (provision for) benefit from taxes of $1.1, $(1.4), $(1.3) and $(1.4), respectively	(5.4)	(0.4)	6.7	(0.6)
Total pension liability adjustment	(3.0)	0.8	11.6	1.6
Other comprehensive income (loss)	80.9	24.8	(118.9)	41.1
Comprehensive income (loss)	166.8	165.2	(31.4)	215.4
Comprehensive loss (income) attributable to noncontrolling interest	(1.1)	(0.4)	(1.7)	0.9
Comprehensive income (loss) attributable to Terex Corporation	$165.7	$164.8	$(33.1)	$216.3

Changes in Accumulated Other Comprehensive Income
The table below presents changes in AOCI by component for the three and six months ended June 30, 2015 and 2014. All amounts are net of tax (in millions).

	Three months ended June 30, 2015					Three months ended June 30, 2014
	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(457.1)	$(0.4)	$(1.5)	$(170.6)	$(629.6)	$10.3	$—	$—	$(110.5)	$(100.2)
Other comprehensive income before reclassifications	85.4	5.8	(2.3)	(5.4)	83.5	19.5	0.9	—	(0.4)	20.0
Amounts reclassified from AOCI	—	(5.0)	—	2.4	(2.6)	4.0	(0.4)	—	1.2	4.8
Net other comprehensive Income (Loss)	85.4	0.8	(2.3)	(3.0)	80.9	23.5	0.5	—	0.8	24.8
Ending balance	$(371.7)	$0.4	$(3.8)	$(173.6)	$(548.7)	$33.8	$0.5	$—	$(109.7)	$(75.4)

	Six months ended June 30, 2015					Six months ended June 30, 2014
	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(245.5)	$(0.7)	$1.6	$(185.2)	$(429.8)	$(7.9)	$2.7	$—	$(111.3)	$(116.5)
Other comprehensive income before reclassifications	(126.2)	3.0	(5.4)	6.7	(121.9)	37.7	0.4	—	(0.6)	37.5
Amounts reclassified from AOCI	—	(1.9)	—	4.9	3.0	4.0	(2.6)	—	2.2	3.6
Net Other Comprehensive Income (Loss)	(126.2)	1.1	(5.4)	11.6	(118.9)	41.7	(2.2)	—	1.6	41.1
Ending balance	$(371.7)	$0.4	$(3.8)	$(173.6)	$(548.7)	$33.8	$0.5	$—	$(109.7)	$(75.4)

Stock-Based Compensation

During the six months ended June 30, 2015, the Company granted 1.4 million shares of restricted stock to its employees with a weighted average grant date fair value of $26.46 per share.  Approximately 63% of these restricted stock awards vest ratably over a three year period and approximately 37% cliff vest at the end of a three year period.  Approximately 11% of the shares granted are based on performance targets containing a market condition and determined over either a two or three year period. The Company used the Monte Carlo method to determine grant date fair value of $28.10 and $25.60 per share, respectively, for the three and two year awards with a market condition granted on March 5, 2015.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

	Grant date	Grant date
	March 5, 2015	March 5, 2015
Dividend yields	0.91%	0.91%
Expected volatility	45.48%	37.00%
Risk free interest rate	0.98%	0.58%
Expected life (in years)	3	2

Share Repurchases and Dividends

In February 2015, the Company announced authorization by its Board of Directors for the repurchase of up to $200 million of the Company’s outstanding shares of common stock. During the six months ended June 30, 2015 the Company repurchased approximately 1.9 million shares for approximately $50 million under this program. In each of the first two quarters of 2015, the Company’s Board of Directors also declared a dividend of $0.06 per share, which was paid to its shareholders.

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

NOTE O – CONSOLIDATING FINANCIAL STATEMENTS

On June 1, 2015 the company settled the 4% Convertible Notes. During 2012, the Company sold and issued the 6% Notes and the 6-1/2% Notes (collectively the “Notes”) (see Note K – “Long-Term Obligations”). The Notes are jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): CMI Terex Corporation, Fantuzzi Noell USA, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Terex Advance Mixer, Inc., Terex Aerials, Inc., Terex Financial Services, Inc., Terex South Dakota, Inc., Terex USA, LLC, Terex Utilities, Inc. and Terex Washington, Inc.  Wholly-owned Guarantors are 100% owned by the Company. All of the guarantees are full and unconditional.  The guarantees of the Wholly-owned Guarantors are subject to release in limited circumstances only upon the occurrence of certain customary conditions. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the Notes.

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2015
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$4.7	$911.8	$1,175.0	$(263.0)	$1,828.5
Cost of goods sold	(3.9)	(731.5)	(971.9)	263.0	(1,444.3)
Gross profit	0.8	180.3	203.1	—	384.2
Selling, general and administrative expenses	1.8	(68.4)	(169.3)	—	(235.9)
Income (loss) from operations	2.6	111.9	33.8	—	148.3
Interest income	25.6	17.2	0.1	(41.9)	1.0
Interest expense	(38.6)	(1.6)	(28.7)	41.9	(27.0)
Income (loss) from subsidiaries	106.7	0.3	1.0	(108.0)	—
Other income (expense) – net	(22.0)	4.8	14.2	—	(3.0)
Income (loss) from continuing operations before income taxes	74.3	132.6	20.4	(108.0)	119.3
(Provision for) benefit from income taxes	10.5	(39.0)	(4.5)	—	(33.0)
Income (loss) from continuing operations	84.8	93.6	15.9	(108.0)	86.3
Gain (loss) on disposition of discontinued operations – net of tax	—	—	(0.4)	—	(0.4)
Net income (loss)	84.8	93.6	15.5	(108.0)	85.9
Net loss (income) attributable to noncontrolling interest	—	—	(1.1)	—	(1.1)
Net income (loss) attributable to Terex Corporation	$84.8	$93.6	$14.4	$(108.0)	$84.8

Comprehensive income (loss), net of tax	$165.7	$93.9	$30.0	$(122.8)	$166.8
Comprehensive loss (income) attributable to noncontrolling interest	—	—	(1.1)	—	(1.1)
Comprehensive income (loss) attributable to Terex Corporation	$165.7	$93.9	$28.9	$(122.8)	$165.7

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2015
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$5.5	$1,644.5	$2,154.7	$(480.6)	$3,324.1
Cost of goods sold	(4.1)	(1,356.5)	(1,783.3)	480.6	(2,663.3)
Gross profit	1.4	288.0	371.4	—	660.8
Selling, general and administrative expenses	13.9	(139.8)	(342.4)	—	(468.3)
Income (loss) from operations	15.3	148.2	29.0	—	192.5
Interest income	52.7	34.2	1.1	(86.0)	2.0
Interest expense	(78.6)	(2.6)	(60.0)	86.0	(55.2)
Income (loss) from subsidiaries	118.2	(0.8)	0.6	(118.0)	—
Other income (expense) – net	(38.1)	(3.8)	32.0	—	(9.9)
Income (loss) from continuing operations before income taxes	69.5	175.2	2.7	(118.0)	129.4
(Provision for) benefit from income taxes	16.3	(47.7)	(13.2)	—	(44.6)
Income (loss) from continuing operations	85.8	127.5	(10.5)	(118.0)	84.8
Gain (loss) on disposition of discontinued operations – net of tax	—	—	2.7	—	2.7
Net income (loss)	85.8	127.5	(7.8)	(118.0)	87.5
Net loss (income) attributable to noncontrolling interest	—	—	(1.7)	—	(1.7)
Net income (loss) attributable to Terex Corporation	$85.8	$127.5	$(9.5)	$(118.0)	$85.8

Comprehensive income (loss), net of tax	$(33.1)	$127.6	$(131.0)	$5.1	$(31.4)
Comprehensive loss (income) attributable to noncontrolling interest	—	—	(1.7)	—	(1.7)
Comprehensive income (loss) attributable to Terex Corporation	$(33.1)	$127.6	$(132.7)	$5.1	$(33.1)

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2014
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$39.9	$1,802.4	$2,441.4	$(574.0)	$3,709.7
Cost of goods sold	(37.0)	(1,459.3)	(2,030.2)	574.0	(2,952.5)
Gross profit	2.9	343.1	411.2	—	757.2
Selling, general and administrative expenses	(4.9)	(134.0)	(382.4)	—	(521.3)
Income (loss) from operations	(2.0)	209.1	28.8	—	235.9
Interest income	63.8	36.6	1.7	(99.6)	2.5
Interest expense	(82.8)	(8.5)	(70.4)	99.6	(62.1)
Income (loss) from subsidiaries	199.7	4.1	(1.7)	(202.1)	—
Other income (expense) – net	(23.0)	2.5	15.6	—	(4.9)
Income (loss) from continuing operations before income taxes	155.7	243.8	(26.0)	(202.1)	171.4
(Provision for) benefit from income taxes	16.0	(74.1)	6.6	—	(51.5)
Income (loss) from continuing operations	171.7	169.7	(19.4)	(202.1)	119.9
Income (loss) from discontinued operations – net of tax	0.6	—	0.8	—	1.4
Gain (loss) on disposition of discontinued operations – net of tax	2.5	—	50.5	—	53.0
Net income (loss)	174.8	169.7	31.9	(202.1)	174.3
Net loss (income) attributable to noncontrolling interest	—	—	0.5	—	0.5
Net income (loss) attributable to Terex Corporation	$174.8	$169.7	$32.4	$(202.1)	$174.8

Comprehensive income (loss), net of tax	$216.3	$170.4	$44.3	$(215.6)	$215.4
Comprehensive loss (income) attributable to noncontrolling interest	—	—	0.9	—	0.9
Comprehensive income (loss) attributable to Terex Corporation	$216.3	$170.4	$45.2	$(215.6)	$216.3

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2015
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$6.1	$4.0	$322.6	$—	$332.7
Trade receivables – net	9.8	422.5	820.2	—	1,252.5
Intercompany receivables	78.7	122.5	86.1	(287.3)	—
Inventories	0.2	501.1	1,062.9	—	1,564.2
Prepaid assets	64.1	40.3	155.7	—	260.1
Other current assets	51.7	—	23.1	—	74.8
Total current assets	210.6	1,090.4	2,470.6	(287.3)	3,484.3
Property, plant and equipment – net	62.9	130.8	486.9	—	680.6
Goodwill	—	181.6	892.1	—	1,073.7
Non-current intercompany receivables	1,399.5	2,312.1	0.8	(3,712.4)	—
Investment in and advances to (from) subsidiaries	3,856.1	196.6	191.7	(4,138.7)	105.7
Other assets	39.1	87.1	536.4	—	662.6
Total assets	$5,568.2	$3,998.6	$4,578.5	$(8,138.4)	$6,006.9

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$—	$1.3	$71.3	$—	$72.6
Trade accounts payable	13.4	306.7	494.3	—	814.4
Intercompany payables	2.9	85.3	199.1	(287.3)	—
Accruals and other current liabilities	63.8	138.9	580.5	—	783.2
Total current liabilities	80.1	532.2	1,345.2	(287.3)	1,670.2
Long-term debt, less current portion	1,264.9	2.5	566.6	—	1,834.0
Non-current intercompany payables	2,248.4	22.4	1,441.6	(3,712.4)	—
Retirement plans and other non-current liabilities	59.8	27.3	466.0	—	553.1
Total stockholders’ equity	1,915.0	3,414.2	759.1	(4,138.7)	1,949.6
Total liabilities and stockholders’ equity	$5,568.2	$3,998.6	$4,578.5	$(8,138.4)	$6,006.9

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2015
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(393.2)	$315.3	$133.4	$(140.3)	$(84.8)
Cash flows from investing activities
Capital expenditures	(0.4)	(20.5)	(27.8)	—	(48.7)
Proceeds from disposition of discontinued operations	(2.5)	—	3.2	—	0.7
Acquisition of businesses, net of cash acquired	—	(48.3)	(11.5)	—	(59.8)
Intercompany investing activities (1)	380.8	—	(141.3)	(239.5)	—
Other investing activities, net	(1.0)	—	7.5	(5.9)	0.6
Net cash provided by (used in) investing activities	376.9	(68.8)	(169.9)	(245.4)	(107.2)
Cash flows from financing activities
Repayments of debt	(682.3)	(5.9)	(14.7)	—	(702.9)
Proceeds from issuance of debt	668.2	—	167.5	—	835.7
Share repurchases	(50.3)	—	—	—	(50.3)
Dividends paid	(12.8)	—	—	—	(12.8)
Intercompany financing activities (1)	—	(238.5)	(147.2)	385.7	—
Other financing activities, net	0.6	—	(1.7)	—	(1.1)
Net cash provided by (used in) financing activities	(76.6)	(244.4)	3.9	385.7	68.6
Effect of exchange rate changes on cash and cash equivalents	—	—	(22.1)	—	(22.1)
Net increase (decrease) in cash and cash equivalents	(92.9)	2.1	(54.7)	—	(145.5)
Cash and cash equivalents at beginning of period	99.0	1.9	377.3	—	478.2
Cash and cash equivalents at end of period	$6.1	$4.0	$322.6	$—	$332.7

(1)	Intercompany investing and financing activities include cash pooling activity between Terex Corporation and Wholly-Owned Guarantors.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2014
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(187.4)	$175.6	$36.3	$—	$24.5
Cash flows from investing activities
Capital expenditures	(3.0)	(13.8)	(20.5)	—	(37.3)
Acquisition of businesses, net of cash acquired	—	—	(7.4)	—	(7.4)
Proceeds from disposition of discontinued operations	31.3	—	130.9	—	162.2
Intercompany investing activities (1)	211.1	—	—	(211.1)	—
Other investing activities, net	—	2.1	0.5	—	2.6
Net cash provided by (used in) investing activities	239.4	(11.7)	103.5	(211.1)	120.1
Cash flows from financing activities
Repayments of debt	(513.8)	(0.9)	(122.6)	—	(637.3)
Proceeds from issuance of debt	518.0	2.7	59.6	—	580.3
Purchase of noncontrolling interest	—	—	(73.4)	—	(73.4)
Share repurchases	(54.9)	—	—	—	(54.9)
Dividends paid	(11.0)	—	—	—	(11.0)
Intercompany financing activities (1)	—	(166.1)	(45.0)	211.1	—
Other financing activities, net	5.8	—	1.4	—	7.2
Net cash provided by (used in) financing activities	(55.9)	(164.3)	(180.0)	211.1	(189.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.7	—	0.7
Net increase (decrease) in cash and cash equivalents	(3.9)	(0.4)	(39.5)	—	(43.8)
Cash and cash equivalents at beginning of period	16.3	3.9	387.9	—	408.1
Cash and cash equivalents at end of period	$12.4	$3.5	$348.4	$—	$364.3

(1)	Intercompany investing and financing activities include cash pooling activity between Terex Corporation and Wholly-Owned Guarantors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We calculate a non-GAAP measure of free cash flow. We define free cash flow as Net cash provided by (used in) operating activities, plus (minus) increases (decreases) in Terex Financial Services (“TFS”) finance receivable assets, plus (minus) decreases (increases) in cash balances held for settlement on securitized assets, less Capital expenditures. The definition reflects our entry into a securitization facility in the second quarter of 2015. We believe that the measure of free cash flow provides management and investors further information on cash generation or use in our primary operations.

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

Overview

Our performance in the second quarter of 2015 was generally in-line with our expectations for most of our businesses. Net sales were down approximately 2% on a currency neutral basis. As expected, the margins of our AWP and MP segments returned to double digits in the second quarter, both with strong sequential incremental margins. This highlights some of the early successes our internal initiatives are having on our results. Performance across our remaining businesses was also generally consistent with our expectations. However, our profitability declined, largely due to lower net sales as the overall environment continues to be challenging.
Our AWP segment had a strong second quarter as manufacturing efficiency issues of the previous quarters have now generally been resolved. We are seeing pricing pressure in the market place, but to date that has been mostly offset by reductions in material pricing. We continue to expect strong margins throughout the remainder of the year and are encouraged by AWP’s backlog which is 4% higher than the prior year level. However, from a net sales perspective, current uncertainties in the marketplace cause us to be a little more cautious with our expectations for the fourth quarter of 2015.
Our Construction segment had a small operating profit in the second quarter, with pressure on operating results continuing to come from the German and Indian compact construction and material scrap handling businesses. Net sales in this segment declined year-over-year due to divestiture of our majority interest in the compact track loader business and the negative impact of foreign exchange rates, partially offset by higher demand for our concrete mixer trucks. Strength in our North American concrete truck business and dumper business is expected to be offset by weakness in our German and Indian compact construction businesses throughout the remainder of 2015.
Our Cranes segment performed generally as expected for the second quarter, with higher net sales of utility products in North America more than offset by the negative impact of foreign currency exchange rate changes and continued softness for our rough terrain and Australian crane businesses. Geographic and product mix negatively impacted operating margins for the Cranes segment in the second quarter. Although we expect our Utilities business to continue to perform well in the second half of the year, the overall market for Cranes products remains challenging and we are not anticipating any near term improvements.
Our MHPS segment had a small operating profit in the second quarter, which was slightly below our expectations. The negative impact of foreign exchange rates and the decrease in port automation sales were the primary drivers of the decline in net sales. However, we are encouraged by an improved mobile harbor crane order book and that our new products appear to be gaining traction in the market. Similar to last year, we expect the segment’s operating margin to improve in the second half of the year.
Our MP segment had a good second quarter, with improved operating margins despite lower net sales. We have been investing in expanding our environmental equipment and washing systems businesses and believe these will strengthen this segment going forward. The investment in these new product categories has helped offset some of the weakness in the commodity driven markets such as Australia, Russia and South Africa. We expect this segment to continue to have strong profitability throughout the remainder of the year.
Geographically, sales in the North American market, which is our largest market, declined approximately 8% from a year ago. Most of the other global markets were down on a reported basis, however, Western Europe, Asia and Latin America were up when the impact of currency is removed.
We continued to work to improve our capital structure in the second quarter. We settled our 4% Convertible Senior Subordinated Notes in the quarter without incurring additional borrowings under our revolving credit facility. We re-priced our European term loan and entered into a securitization facility in the quarter with significantly lower interest rates than our other long-term debt agreements. We also generated approximately $76 million in free cash flow in the second quarter and although we generated negative free cash flow of $19 million in the first half of 2015, we continue to expect to generate between $200 million and $250 million in free cash flow for the full year 2015. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.
Overall, although we had a solid second quarter performance, given where we are in the year and the challenging environment we are operating in, we now believe we will be in the low end of our previously announced earnings and revenue guidance for the full year 2015. As a result, our 2015 guidance for earnings per share is now between $1.90 and $2.10 (excluding restructuring and unusual items) on net sales of between $6.1 billion and $6.4 billion.

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

Terex management and Board of Directors use ROIC as one of the primary measures to assess operational performance, including in connection with certain compensation programs. We use ROIC as a unifying metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at June 30, 2015 was 9.9%.

Amounts described below are reported in millions of U.S. dollars, except for the effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Jun ‘15	Mar ‘15	Dec ’14	Sep ’14	Jun ’14
Provision for (benefit from) income taxes	$33.0	$11.6	$(41.5)	$27.7
Divided by: Income (loss) before income taxes	119.3	10.1	39.4	86.4
Effective tax rate	27.7%	114.9%	(105.3)%	32.1%
Income (loss) from operations as adjusted	$147.2	$46.5	$72.3	$119.7
Multiplied by: 1 minus Effective tax rate	72.3%	(14.9)%	205.3%	67.9%
Adjusted net operating income (loss) after tax	$106.4	$(6.9)	$148.4	$81.3
Debt (as defined above)	$1,906.6	$1,872.9	$1,788.8	$1,851.9	$1,922.5
Less: Cash and cash equivalents	(332.7)	(351.3)	(478.2)	(344.5)	(364.3)
Debt less Cash and cash equivalents	1,573.9	1,521.6	1,310.6	1,507.4	1,558.2
Total Terex Corporation stockholders’ equity as adjusted	1,630.8	1,543.3	1,843.2	2,010.5	2,138.5
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$3,204.7	$3,064.9	$3,153.8	$3,517.9	$3,696.7

June 30, 2015 ROIC	9.9%
NOPAT as adjusted (last 4 quarters)	$329.2
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$3,327.6

	Three months ended 6/30/15	Three months ended 3/31/15	Three months ended 12/31/14	Three months ended 9/30/14
Reconciliation of income (loss) from operations:
Income (loss) from operations as reported	$148.3	$44.2	$70.4	$116.8
(Income) loss from operations for TFS	(1.1)	2.3	1.9	2.9
Income (loss) from operations as adjusted	$147.2	$46.5	$72.3	$119.7

Reconciliation of Terex Corporation stockholders’ equity:	As of 6/30/15	As of 3/31/15	As of 12/31/14	As of 9/30/14	As of 6/30/14
Terex Corporation stockholders’ equity as reported	$1,915.0	$1,747.8	$2,005.9	$2,217.7	$2,331.6
TFS Assets	(284.2)	(204.5)	(162.7)	(207.2)	(193.1)
Terex Corporation stockholders’ equity as adjusted	$1,630.8	$1,543.3	$1,843.2	$2,010.5	$2,138.5

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Consolidated

	Three Months Ended June 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,828.5	—	$2,055.1	—	(11.0)%
Gross profit	$384.2	21.0%	$423.8	20.6%	(9.3)%
SG&A	$235.9	12.9%	$262.9	12.8%	(10.3)%
Income from operations	$148.3	8.1%	$160.9	7.8%	(7.8)%

Net sales for the three months ended June 30, 2015 decreased $226.6 million when compared to the same period in 2014.  The decline in net sales was primarily due to lower net sales in all our segments, particularly MHPS from less port automation equipment deliveries. Changes in foreign exchange rates negatively impacted net sales in all segments. This was partially offset by improvements in certain product lines or regions, particularly in our AWP, Cranes and MHPS segments.

Gross profit for the three months ended June 30, 2015 decreased $39.6 million when compared to the same period in 2014. The decrease was primarily due to declines in gross profit in our Cranes and MHPS segments. Changes in foreign exchange rates negatively impacted gross profit in all segments.

SG&A costs for the three months ended June 30, 2015 decreased by $27.0 million when compared to the same period in 2014.  The majority of the decrease in SG&A costs was due to the positive impact of changes in foreign exchange rates, offset by increases in our AWP segment.

Income from operations for the three months ended June 30, 2015 decreased $12.6 million when compared to the same period in 2014.  The decrease was primarily due to lower operating performance in our AWP and Cranes segments.

Aerial Work Platforms

	Three Months Ended June 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$677.1	—	$717.9	—	(5.7)%
Gross profit	$158.9	23.5%	$164.2	22.9%	(3.2)%
SG&A	$55.0	8.1%	$50.7	7.1%	8.5%
Income from operations	$103.9	15.3%	$113.5	15.8%	(8.5)%

Net sales for the AWP segment for the three months ended June 30, 2015 decreased $40.8 million when compared to the same period in 2014.  The negative impact of foreign exchange rate changes accounted for 65% of the decrease in net sales. Additionally, net sales decreased due to lower demand for boom products in North America due in part from delays in the launch of a new product and continuing softness in Latin America driven by the weak Brazilian economy. This was partially offset by increased net sales in Europe from robust replacement demand in Northern European countries.

Gross profit for the three months ended June 30, 2015 decreased $5.3 million when compared to the same period in 2014. Lower pricing and a mix of product sales with lower margins negatively impacted gross profit by approximately $15 million. Additionally, foreign exchange rate changes negatively impacted gross profit by approximately $3 million. However, approximately $12 million in lower material costs partially offset the decrease in gross profit.

SG&A costs for the three months ended June 30, 2015 increased $4.3 million when compared to the same period in 2014.  The increase in SG&A costs was primarily due to approximately $5 million higher selling, marketing and general and administrative expenses and higher allocation of corporate costs of approximately $3 million, partially offset by the positive impact of foreign exchange rate changes of approximately $3 million.

Income from operations for the three months ended June 30, 2015 decreased $9.6 million when compared to the same period in 2014.  The decrease was due to items noted above, particularly lower price and mix of product sales, higher SG&A costs, partially offset by lower material costs.

Construction

	Three Months Ended June 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$183.7	—	$227.2	—	(19.1)%
Gross profit	$22.1	12.0%	$26.5	11.7%	(16.6)%
SG&A	$21.4	11.6%	$22.5	9.9%	(4.9)%
Income from operations	$0.7	0.4%	$4.0	1.8%	(82.5)%

Net sales for the Construction segment for the three months ended June 30, 2015 decreased by $43.5 million when compared to the same period in 2014. The decrease in net sales was primarily due to the disposition of our majority interest in the compact track loader business in the fourth quarter of 2014, which had net sales in prior year period of approximately $28 million. Additionally, approximately $24 million of the change in net sales was due to negative impact of foreign exchange rate changes. Offsetting these decreases was an increase of approximately $9 million in net sales primarily due to continued demand for concrete mixer trucks.

Gross profit for the three months ended June 30, 2015 decreased $4.4 million when compared to the same period in 2014, primarily due to the impact of the disposition noted above and negative impact of foreign exchange rate changes.

SG&A costs for the three months ended June 30, 2015 decreased $1.1 million when compared to the same period in 2014 primarily due to the impact of the disposition noted above and the positive impact of foreign exchange rate changes.

Income from operations for the three months ended June 30, 2015 decreased $3.3 million when compared to the same period in 2014. The decrease was due to items noted above, particularly the impact of the disposition noted above and the negative impact of foreign exchange rate changes.

Cranes

	Three Months Ended June 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$463.8	—	$503.5	—	(7.9)%
Gross profit	$78.6	16.9%	$89.9	17.9%	(12.6)%
SG&A	$56.0	12.1%	$60.2	12.0%	(7.0)%
Income from operations	$22.6	4.9%	$29.7	5.9%	(23.9)%

Net sales for the Cranes segment for the three months ended June 30, 2015 decreased by $39.7 million when compared to the same period in 2014.  Negative impacts of foreign exchange rate changes on net sales and lower net sales for crane products in most regions were partially offset by higher net sales for utility products in North America and crane products in Asia.

Gross profit for the three months ended June 30, 2015 decreased by $11.3 million when compared to the same period in 2014 primarily due to negative impacts of foreign exchange rate changes and product mix.

SG&A costs for the three months ended June 30, 2015 decreased $4.2 million over the same period in 2014 primarily due to approximately $7 million from a positive impact of foreign exchange rate changes, partially offset by approximately $3 million of higher allocation of corporate costs.

Income from operations for the three months ended June 30, 2015 decreased $7.1 million when compared to the same period in 2014. The decrease was due to items noted above, particularly the negative impact of foreign exchange rate changes.

Material Handling & Port Solutions

	Three Months Ended June 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$367.2	—	$431.4	—	(14.9)%
Gross profit	$78.5	21.4%	$97.2	22.5%	(19.2)%
SG&A	$77.2	21.0%	$94.5	21.9%	(18.3)%
Income from operations	$1.3	0.4%	$2.7	0.6%	(51.9)%

Net sales for the MHPS segment for the three months ended June 30, 2015 decreased $64.2 million when compared to the same period in 2014. The decrease in net sales was primarily due to negative impact of approximately $65 million of foreign exchange rate changes and an approximately $22 million decrease in port automation sales. These decreases were partially offset by increased net sales of approximately $28 million of ship-to-shore cranes and sprinter/straddle carriers.

Gross profit for the three months ended June 30, 2015 decreased $18.7 million when compared to the same period in 2014. The decrease was primarily due to the negative impact of foreign exchange rate changes.

SG&A costs for the three months ended June 30, 2015 decreased $17.3 million when compared to the same period in 2014. The majority of the decrease was due to the positive impact of foreign exchange rate changes.

Income from operations for the three months ended June 30, 2015 decreased $1.4 million. The decrease was due to items noted above.

Materials Processing

	Three Months Ended June 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$167.8	—	$183.1	—	(8.4)%
Gross profit	$43.5	25.9%	$43.7	23.9%	(0.5)%
SG&A	$21.5	12.8%	$20.9	11.4%	2.9%
Income from operations	$22.0	13.1%	$22.8	12.5%	(3.5)%

Net sales for the MP segment for the three months ended June 30, 2015 decreased by $15.3 million when compared to the same period in 2014. The decrease was primarily due to the approximately $15 million negative impact of foreign exchange rate changes on net sales as well as continued softness in Australia and other regions. This was partially offset by approximately $9 million higher revenue from our environmental equipment business.

Gross profit for the three months ended June 30, 2015 decreased by $0.2 million, or essentially flat when compared to the same period in 2014. The improvement in gross profit percentage was primarily due to lower warranty expense and the effects of previously initiated cost reduction measures. Offsetting these improvements was the negative impact of foreign exchange rate changes.

SG&A costs for the three months ended June 30, 2015 increased by $0.6 million, or essentially flat when compared to the same period in 2014.

Income from operations for the three months ended June 30, 2015 decreased $0.8 million.

Corporate / Eliminations

	Three Months Ended June 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(31.1)	—	$(8.0)	—	*
Loss from operations	$(2.2)	*	$(11.8)	*	*

*	Not meaningful as a percentage

Net sales amounts include elimination of intercompany sales activity among segments.

Interest Expense, Net of Interest Income

During the three months ended June 30, 2015, our interest expense net of interest income was $26.0 million, or $4.5 million lower than the same period in the prior year. This reflects the impact of lower interest rates and lower debt balances in the current year period.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended June 30, 2015 was expense of $3.0 million, or $1.0 million higher expense when compared to the same period in the prior year.

Income Taxes

During the three months ended June 30, 2015, we recognized income tax expense of $33.0 million on income of $119.3 million, an effective tax rate of 27.7%, as compared to income tax expense of $40.0 million on income of $128.4 million, an effective tax rate of 31.2%, for the three months ended June 30, 2014.  The lower effective tax rate for the three months ended June 30, 2015 was primarily due to geographic mix of earnings when compared to the three months ended June 30, 2014.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations for the three months ended June 30, 2015 decreased by $0.5 million when compared to the same period in the prior year as the truck business was sold in May 2014.

Gain (Loss) on Disposition of Discontinued Operations

The gain on disposition of discontinued operations was $51.9 million lower in the current year period when compared to the prior year period primarily due to the sale of the truck business in May 2014.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Consolidated

	Six Months Ended June 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$3,324.1	—	$3,709.7	—	(10.4)%
Gross profit	$660.8	19.9%	$757.2	20.4%	(12.7)%
SG&A	$468.3	14.1%	$521.3	14.1%	(10.2)%
Income from operations	$192.5	5.8%	$235.9	6.4%	(18.4)%

Net sales for the six months ended June 30, 2015 decreased $385.6 million when compared to the same period in 2014.  The decline in net sales was primarily due to lower net sales in AWP, Construction and MHPS. Changes in foreign exchange rates negatively impacted net sales in all segments. This was partially offset by improvements in certain product lines or regions, within our Cranes, MHPS and MP segments.

Gross profit for the six months ended June 30, 2015 decreased $96.4 million when compared to the same period in 2014. The decrease was primarily due to declines in gross profit in our AWP and MHPS segments. Changes in foreign exchange rates negatively impacted gross profit in all segments.

SG&A costs for the six months ended June 30, 2015 decreased by $53.0 million when compared to the same period in 2014.  The majority of the decrease in SG&A costs was due to the positive impact of changes in foreign exchange rates.

Income from operations for the six months ended June 30, 2015 decreased $43.4 million when compared to the same period in 2014.  The decrease was primarily due to lower operating performance in our AWP segment.

Aerial Work Platforms

	Six Months Ended June 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,184.3	—	$1,302.8	—	(9.1)%
Gross profit	$252.0	21.3%	$297.3	22.8%	(15.2)%
SG&A	$104.8	8.8%	$101.6	7.8%	3.1%
Income from operations	$147.2	12.4%	$195.7	15.0%	(24.8)%

Net sales for the AWP segment for the six months ended June 30, 2015 decreased $118.5 million when compared to the same period in 2014.  The decrease in net sales was primarily due to lower boom shipments in North America, as customers were delaying deliveries due to severe weather conditions in portions of the U.S. during the first quarter of 2015, a product launch delay, overall weakened demand in Latin America, uncertainty surrounding oil and gas markets and delayed timing of deliveries for customers in Europe, the Middle East and Africa region, which were impacted by port labor issues. Additionally, approximately 36% of the change in net sales was due to the negative impact of foreign exchange rate changes.

Gross profit for the six months ended June 30, 2015 decreased $45.3 million when compared to the same period in 2014.  The decrease in gross profit from lower volume was approximately $22 million and less favorable pricing and mix of product sales in the current year period also contributed approximately $20 million to the decrease in gross profit. Lower factory utilization in the current year period negatively impacted gross profit by approximately $9 million. These decreases were partially offset by lower material costs of approximately $12 million. Additionally, approximately 15% of the change in gross profit was due to the negative impact of foreign exchange rate changes.

SG&A costs for the six months ended June 30, 2015 increased $3.2 million when compared to the same period in 2014.  The increase in SG&A costs was primarily due to allocation of higher corporate costs of approximately $5 million and higher general and administrative expenses, partially offset by the positive impact of foreign exchange rate changes.

Income from operations for the six months ended June 30, 2015 decreased $48.5 million when compared to the same period in 2014.  The decrease was due to items noted above, particularly lower net sales and the negative impact of foreign exchange rate changes.

Construction

	Six Months Ended June 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$337.6	—	$422.9	—	(20.2)%
Gross profit	$38.7	11.5%	$45.6	10.8%	(15.1)%
SG&A	$42.5	12.6%	$46.6	11.0%	(8.8)%
Loss from operations	$(3.8)	(1.1)%	$(1.0)	(0.2)%	*
*    Not meaningful as a percentage

Net sales for the Construction segment for the six months ended June 30, 2015 decreased by $85.3 million when compared to the same period in 2014. The decrease in net sales was primarily due to the disposition of our majority interest in the compact track loader business in the fourth quarter of 2014, which had net sales in prior year period of approximately $58 million. Additionally, approximately $42 million of the change in net sales was due to negative impact of foreign exchange rate changes. Partially offsetting these decreases was an increase of approximately $16 million in net sales primarily due to concrete mixer trucks.

Gross profit for the six months ended June 30, 2015 decreased $6.9 million when compared to the same period in 2014, primarily due to impact of the disposition noted above and negative impact of foreign exchange rate changes. Offsetting these decreases was an increase of approximately $3 million due to increased sales noted above.

SG&A costs for the six months ended June 30, 2015 decreased $4.1 million when compared to the same period in 2014, primarily due to impact of the disposition noted above and positive impact of foreign exchange rate changes.

Loss from operations for the six months ended June 30, 2015 increased $2.8 million, compared to the same period in 2014. The increase was due to items noted above, particularly the impacts of the disposition noted above and foreign exchange rate changes.

Cranes

	Six Months Ended June 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$850.7	—	$897.1	—	(5.2)%
Gross profit	$140.1	16.5%	$149.9	16.7%	(6.5)%
SG&A	$113.9	13.4%	$120.4	13.4%	(5.4)%
Income from operations	$26.2	3.1%	$29.5	3.3%	(11.2)%

Net sales for the Cranes segment for the six months ended June 30, 2015 decreased by $46.4 million when compared to the same period in 2014.  Negative impacts of foreign exchange rate changes on net sales and lower net sales for crane products in most other regions were partially offset by higher net sales for utility products in North America and crane products in Asia and the Middle East.

Gross profit for the six months ended June 30, 2015 decreased by $9.8 million when compared to the same period in 2014. Improvements in inventory and warranty expense and absorption of fixed costs of approximately $11 million, were offset by negative impacts of foreign exchange rate changes and transactional foreign exchange losses of approximately $21 million.

SG&A costs for the six months ended June 30, 2015 decreased $6.5 million over the same period in 2014 primarily due to positive impact of foreign exchange rate changes of approximately $12 million, partially offset by allocation of higher corporate costs of approximately $4 million and higher general and administrative spending of approximately $2 million.

Income from operations for the six months ended June 30, 2015 decreased $3.3 million when compared to the same period in 2014. The decrease was due to items noted above, particularly the negative impact of foreign exchange rate changes and transactional foreign exchange losses.

Material Handling & Port Solutions

	Six Months Ended June 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$689.1	—	$799.6	—	(13.8)%
Gross profit	$150.9	21.9%	$181.8	22.7%	(17.0)%
SG&A	$153.9	22.3%	$185.4	23.2%	(17.0)%
Loss from operations	$(3.0)	(0.4)%	$(3.6)	(0.5)%	*

Net sales for the MHPS segment for the six months ended June 30, 2015 decreased $110.5 million when compared to the same period in 2014. The decrease in net sales was primarily due to approximately $116 million negative impact of foreign exchange rate changes on net sales, an approximately $34 million decrease in port automation sales and approximately $17 million decrease in material handling net sales related to a business disposed of in 2014. These decreases were partially offset by increased net sales of approximately $57 million of ship-to-shore cranes and straddle/sprinter carriers. Western Europe net sales decreased primarily due to the lower port automation sales noted above.

Gross profit for the six months ended June 30, 2015 decreased $30.9 million when compared to the same period in 2014. The decrease was primarily due to the negative impact of foreign exchange rate changes.

SG&A costs for the six months ended June 30, 2015 decreased $31.5 million when compared to the same period in 2014. The majority of the decrease was due to the positive impact of foreign exchange rate changes.

Loss from operations for the six months ended June 30, 2015 decreased $0.6 million, or essentially flat when compared to the same period in 2014.

Materials Processing

	Six Months Ended June 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$313.5	—	$333.1	—	(5.9)%
Gross profit	$76.3	24.3%	$75.9	22.8%	0.5%
SG&A	$43.6	13.9%	$42.2	12.7%	3.3%
Income from operations	$32.7	10.4%	$33.7	10.1%	(3.0)%

Net sales for the MP segment for the six months ended June 30, 2015 decreased by $19.6 million when compared to the same period in 2014. The decrease was primarily due to the approximately $23 million negative impact of foreign exchange rate changes on net sales. Additionally, we experienced continued softness in Australia and Russia. These were partially offset by approximately $9 million higher revenue from our environmental equipment business.

Gross profit for the six months ended June 30, 2015 increased by $0.4 million. The improvement in gross profit percentage was primarily due to lower warranty expense and the effects of previously initiated cost reduction measures. Offsetting these improvements was the negative impact of foreign exchange rate changes.

SG&A costs for the six months ended June 30, 2015 increased by $1.4 million. The increase was due to expenses associated with our environmental equipment business and higher allocation of corporate costs, partially offset by the positive impact of foreign exchange rate changes when compared to the same period in 2014.

Income from operations for the six months ended June 30, 2015 decreased $1.0 million. The decrease was due to items noted above, particularly higher SG&A costs when compared to the same period in 2014.

Corporate / Eliminations

	Six Months Ended June 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(51.1)	—	$(45.8)	—	*
Loss from operations	$(6.8)	*	$(18.4)	*	*
*    Not meaningful as a percentage

Net sales amounts include elimination of intercompany sales activity among segments.

Interest Expense, Net of Interest Income

During the six months ended June 30, 2015, our interest expense net of interest income was $53.2 million, or $6.4 million lower than the same period in the prior year. This reflects the impact of lower interest rates and lower debt balances in the current year period.

Other Income (Expense) – Net

Other income (expense) – net for the six months ended June 30, 2015 was an expense of $9.9 million, or $5.0 million higher expense when compared to the same period in the prior year primarily due to higher foreign exchange losses in the current year period.

Income Taxes

During the six months ended June 30, 2015, we recognized income tax expense of $44.6 million on income of $129.4 million, an effective tax rate of 34.5%, as compared to income tax expense of $51.5 million on income of $171.4 million, an effective tax rate of 30.0%, for the six months ended June 30, 2014.  The higher effective tax rate for the six June 30, 2015 was primarily due to increased losses not benefitted combined with lower profit before tax when compared to the six months ended June 30, 2014.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations for the six months ended June 30, 2015 decreased by $1.4 million when compared to the same period in the prior year as the truck business was sold in May 2014.

Gain (Loss) on Disposition of Discontinued Operations

The gain on disposition of discontinued operations was $50.3 million lower in the current year period when compared to the prior year period primarily due to the sale of the truck business in May 2014.

LIQUIDITY AND CAPITAL RESOURCES

We continue to focus on generating cash and improving margins. Consistent with our expectations, we used cash in the first half of the year as our businesses ramp up for deliveries later in the year. We had negative free cash flow of approximately $19 million in the six months ended June 30, 2015. This was primarily due to lower net income for the current year period and cash used in working capital. We continue to expect to generate between $200 million and $250 million in free cash flow for the full year 2015.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

	Three Months Ended 6/30/2015	Six Months Ended 6/30/2015
Net cash provided by (used in) operating activities	$25.9	$(84.8)
Plus: Increase in TFS assets	79.7	121.5
Less: Increase in cash for securitization settlement	(6.8)	(6.8)
Less: Capital expenditures	(22.5)	(48.7)
Free cash flow	$76.3	$(18.8)

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets.  We had cash and cash equivalents of $332.7 million at June 30, 2015.  The majority of the cash held by our foreign subsidiaries is expected to be maintained locally because we plan to reinvest such cash and cash equivalents to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of these operations. Such cash could be used in the U.S., if necessary. Cash repatriated to the U.S. could be subject to incremental local and U.S. taxation. Currently, there are no trends, demands or uncertainties as a result of the Company’s cash re-investment policy that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility.

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

During the first half of 2015, cash used in inventory was approximately $125 million as production ramped up for deliveries expected in the second half of the year. Working capital as percent of trailing three month annualized net sales was 24.7% at June 30, 2015.

The following tables show the calculation of our working capital and trailing three months annualized sales as of June 30, 2015 (in millions):

Three Months Ended 6/30/2015
Net Sales	$1,828.5
x	4
Trailing Three Month Annualized Net Sales	$7,314.0

As of 6/30/15
Inventories	$1,564.2
Trade Receivables	1,252.5
Less: Trade Accounts Payable	(814.4)
Less: Customer Advances	(196.4)
Total Working Capital	$1,805.9

Our credit agreement provides us with a revolving line of credit of up to $600 million. See Note K – “Long-Term Obligations,” in our Condensed Consolidated Financial Statements for information concerning our credit agreement. We had $485.2 million available for borrowing under our revolving credit facilities at June 30, 2015. The credit agreement also allows incremental commitments, which may be extended at the option of the lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both as long as we satisfy a secured debt financial ratio contained in the credit facilities. We had $114.8 million of outstanding borrowings under our revolving credit facilities as well as U.S. dollar and Euro denominated term loans totaling $447.0 million under our credit agreement as of June 30, 2015.

Interest rates charged under the revolving line of credit in our credit agreement are subject to adjustment based on our consolidated leverage ratio. The U.S. dollar term loans bear interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 2.75%, with a floor of 0.75% on LIBOR. The Euro term loans bear interest at a rate of Euro Interbank Offer Rate (“EURIBOR”) plus 2.75%, with a floor of 0.75% on EURIBOR. At June 30, 2015, the weighted average interest rate on these term loans was 3.50%. The weighted average interest rate on our revolving credit amounts at June 30, 2015 was 2.63%.

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

Our investment in financial services assets was approximately $284 million, net at June 30, 2015. We remain focused on expanding financing solutions in key markets like the U.S., Europe and China. We also anticipate using TFS to drive incremental sales by increasing direct customer financing through TFS in certain instances.

On May 28, 2015, we entered into a securitization facility with capacity up to $350 million secured by equipment loans and leases to our customers originated by TFS. This is part of our effort to leverage our investment in financial services assets for reductions in borrowing costs. As of June 30, 2015, the Company had $146.2 million in loans outstanding under this facility. See Note K – “Long-Term Obligations,” in our Condensed Consolidated Financial Statements for information concerning this securitization facility.

On June 1, 2015 we paid cash of $131.1 million (including accrued interest of $2.3 million) and issued approximately 3.4 million shares of $.01 par value common stock to settle the 4% Convertible Notes. See Note K – “Long-Term Obligations,” in our Condensed Consolidated Financial Statements for information concerning the 4% Convertible Notes.

In February 2015, we announced authorization by our Board of Directors for the repurchase of up to $200 million of our outstanding shares of common stock. During the six months ended June 30, 2015 we repurchased approximately 1.9 million shares for approximately $50 million under this program. In each of the first and second quarter of 2015, our Board of Directors also declared a dividend of $0.06 per share, which was paid to our shareholders. It is our intention to pay four quarterly dividends of $0.06 per share, for an aggregate of $0.24 per share, for the calendar year of 2015. However, future declarations of quarterly dividends are subject to the determination of our Board of Directors.

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

Cash Flows

Cash used in operations for the six months ended June 30, 2015 totaled $84.8 million, compared to cash provided by operations of $24.5 million for the six months ended June 30, 2014.  The change in cash from operations was primarily driven by lower net income and higher cash used in working capital in the six months ended June 30, 2015 when compared to the prior year period.

Cash used in investing activities for the six months ended June 30, 2015 was $107.2 million, compared to $120.1 million cash provided by investing activities for the six months ended June 30, 2014. The increase of cash used in investing activities was primarily due to proceeds received in the prior year period related to the sale of our truck business, as well as higher cash used for acquisitions and higher capital expenditures in the six months ended June 30, 2015 when compared to the prior year period.

Cash provided by financing activities was $68.6 million for the six months ended June 30, 2015, compared to cash used in financing activities for the six months ended June 30, 2014 of $189.1 million. The change in cash from financing was primarily due to increased net borrowings in the current year period and purchases of noncontrolling interest shares in the prior year period that did not recur in the current year period.

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

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies.  The major foreign currencies, among others, in which we do business are the Euro, Australian Dollar and British Pound.  We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts.  At June 30, 2015, we had foreign exchange contracts with a notional value of $199.7 million that were initially designated as hedge contracts.

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

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and other intercompany transactions. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar when compared to functional currencies of our major markets, which include the Euro, Australian Dollar and British Pound. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures.

At June 30, 2015, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the six months ended June 30, 2015 would have had an approximately $4 million impact on the translation effect reported in operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate, Commercial Paper rate, LIBOR and EURIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At June 30, 2015, approximately 31% of our debt was floating rate debt and the weighted average interest rate for all debt was 4.99%.

At June 30, 2015, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings impact on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at June 30, 2015 would have increased interest expense by approximately $1 million for the six months ended June 30, 2015.

Commodities Risk

Principal materials and components that we use in our manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. In the first half of 2015, minor, unfavorable input cost changes in some areas were more than off-set by favorable changes in other areas.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2015, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2015.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter, we migrated hosting a portion of our enterprise management system from an internal server platform to a cloud based hosting service. We have reviewed controls surrounding the external service and made appropriate changes as necessary.

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

There have been no material changes in the quarterly period ended June 30, 2015 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about our purchases during the quarter ended June 30, 2015 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
April 1, 2015 - April 30, 2015	67,319	$26.49	1,921,992	$150,000
May 1, 2015 - May 31, 2015	—	$—	—	$—
June 1, 2015 - June 30, 2015	—	$—	—	$—
Total	67,319	$26.49	1,921,992	$150,000

(1)	In February 2015, we announced authorization by our Board of Directors for the repurchase of up to $200 million of the Company’s outstanding common shares.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEREX CORPORATION
(Registrant)

Date:	July 30, 2015	/s/ Kevin P. Bradley
Kevin P. Bradley
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	July 30, 2015	/s/ Mark I. Clair
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

10.17
Incremental Assumption Agreement and Amendment No. 1, dated as of May 29, 2015, to the Credit Agreement dated as of August 13, 2014, among Terex Corporation, certain of its subsidiaries, the Lenders named therein and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 28, 2015 and filed with the Commission June 2, 2015).

10.18
Loan and Security Agreement, dated as of May 28 2015, among TFS Funding I, LLC, Terex Financial Services, Inc., Institutional Secured Funding (Jersey) Limited, Credit Suisse AG (Cayman Islands Branch) and Credit Suisse AG (New York Branch).* ^

10.19
Amended and Restated Employment and Compensation Agreement, dated August 9, 2012, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated August 9, 2012 and filed with the Commission on August 13, 2012). ***

10.20
Life Insurance Agreement, dated as of October 13, 2006, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 13, 2006 and filed with the Commission on October 16, 2006). ***

10.21
Transition and Retirement Agreement between Terex Corporation and Phillip C. Widman, dated October 19, 2012 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 19, 2012 and filed with the Commission on October 22, 2012). ***

10.22
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 29, 2011 and filed with the Commission on March 31, 2011). ***

10.23
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 29, 2011 and filed with the Commission on March 31, 2011). ***

12	Calculation of Ratio of Earnings to Fixed Charges. *

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002. **

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Exhibit filed with this document.
**	Exhibit furnished with this document.
***	Denotes a management contract or compensatory plan or arrangement.
^	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the Commission.