Form 10-Q
period 2015-09-30
TEREX CORP
filed 2015-10-23
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

F O R M   10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of outstanding shares of common stock: 108.5 million as of October 21, 2015.

The Exhibit Index begins on page 63.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of September 30, 2015 unless specifically noted otherwise, and includes financial information with respect to the subsidiaries of the Company listed below (all of which are 100%-owned) which were guarantors on September 30, 2015 (the “Guarantors”) of the Company’s 6% Senior Notes Due 2021 (the “6% Notes”) and its 6-1/2% Senior Notes Due 2020 (the “6-1/2% Notes”).  See Note Q – “Consolidating Financial Statements” to the Company’s September 30, 2015 Condensed Consolidated Financial Statements included in this Quarterly Report. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995) regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies and Uncertainties.”  In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

•	our business is cyclical and weak general economic conditions affect the sales of our products and financial results;

•
the effect of the announcement and pendency of the merger with Konecranes Plc on our customers, employees, suppliers, vendors, distributors, dealers, retailers, operating results and business generally, and the diversion of management’s time and attention;

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
TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$1,641.3	$1,809.8	$4,965.4	$5,519.5
Cost of goods sold	(1,304.7)	(1,452.5)	(3,968.0)	(4,405.0)
Gross profit	336.6	357.3	997.4	1,114.5
Selling, general and administrative expenses	(224.7)	(240.5)	(693.0)	(761.8)
Income (loss) from operations	111.9	116.8	304.4	352.7
Other income (expense)
Interest income	1.1	2.3	3.1	4.8
Interest expense	(24.7)	(28.8)	(79.9)	(90.9)
Loss on early extinguishment of debt	—	(2.6)	—	(2.6)
Other income (expense) – net	(11.4)	(1.3)	(21.3)	(6.2)
Income (loss) from continuing operations before income taxes	76.9	86.4	206.3	257.8
(Provision for) benefit from income taxes	(30.8)	(27.7)	(75.4)	(79.2)
Income (loss) from continuing operations	46.1	58.7	130.9	178.6
Income (loss) from discontinued operations – net of tax	—	—	—	1.4
Gain (loss) on disposition of discontinued operations – net of tax	(1.2)	5.5	1.5	58.5
Net income (loss)	44.9	64.2	132.4	238.5
Net loss (income) attributable to noncontrolling interest	(1.3)	—	(3.0)	0.5
Net income (loss) attributable to Terex Corporation	$43.6	$64.2	$129.4	$239.0
Amounts attributable to Terex Corporation common stockholders:
Income (loss) from continuing operations	$44.8	$58.7	$127.9	$179.1
Income (loss) from discontinued operations – net of tax	—	—	—	1.4
Gain (loss) on disposition of discontinued operations – net of tax	(1.2)	5.5	1.5	58.5
Net income (loss) attributable to Terex Corporation	$43.6	$64.2	$129.4	$239.0
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.41	$0.53	$1.19	$1.62
Income (loss) from discontinued operations – net of tax	—	—	—	0.01
Gain (loss) on disposition of discontinued operations – net of tax	(0.01)	0.05	0.02	0.53
Net income (loss) attributable to Terex Corporation	$0.40	$0.58	$1.21	$2.16
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.41	$0.51	$1.17	$1.55
Income (loss) from discontinued operations – net of tax	—	—	—	0.01
Gain (loss) on disposition of discontinued operations – net of tax	(0.01)	0.05	0.01	0.51
Net income (loss) attributable to Terex Corporation	$0.40	$0.56	$1.18	$2.07
Weighted average number of shares outstanding in per share calculation
Basic	108.5	110.2	107.0	110.4
Diluted	109.2	115.4	109.7	115.7
Comprehensive income (loss)	$(26.6)	$(106.6)	$(58.0)	$108.8
Comprehensive loss (income) attributable to noncontrolling interest	(1.2)	—	(2.9)	0.9
Comprehensive income (loss) attributable to Terex Corporation	$(27.8)	$(106.6)	$(60.9)	$109.7

Dividends declared per common share	$0.06	$0.05	$0.18	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$301.1	$478.2
Trade receivables (net of allowance of $27.9 and $30.5 at September 30, 2015 and December 31, 2014, respectively)	1,183.4	1,086.4
Inventories	1,545.6	1,460.9
Prepaid assets	239.9	248.0
Other current assets	79.2	82.7
Total current assets	3,349.2	3,356.2
Non-current assets
Property, plant and equipment – net	672.8	690.3
Goodwill	1,054.4	1,131.0
Intangible assets – net	285.9	325.4
Other assets	516.6	425.1
Total assets	$5,878.9	$5,928.0

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$83.4	$152.5
Trade accounts payable	740.4	736.1
Accrued compensation and benefits	207.4	204.0
Accrued warranties and product liability	66.9	74.2
Customer advances	158.8	197.4
Other current liabilities	335.5	278.9
Total current liabilities	1,592.4	1,643.1
Non-current liabilities
Long-term debt, less current portion	1,814.2	1,636.3
Retirement plans	398.8	432.5
Other non-current liabilities	147.8	177.0
Total liabilities	3,953.2	3,888.9
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 128.8 and 124.6 shares at September 30, 2015 and December 31, 2014, respectively	1.3	1.2
Additional paid-in capital	1,266.1	1,251.5
Retained earnings	2,094.6	1,984.9
Accumulated other comprehensive income (loss)	(620.2)	(429.8)
Less cost of shares of common stock in treasury – 21.1 and 19.2 shares at September 30, 2015 and December 31, 2014, respectively	(851.9)	(801.9)
Total Terex Corporation stockholders’ equity	1,889.9	2,005.9
Noncontrolling interest	35.8	33.2
Total stockholders’ equity	1,925.7	2,039.1
Total liabilities and stockholders’ equity	$5,878.9	$5,928.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income (loss)	$132.4	$238.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	95.7	118.2
(Gain) loss on disposition of discontinued operations	(1.5)	(58.5)
Deferred taxes	(17.4)	(10.7)
Stock-based compensation expense	31.9	36.1
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(145.1)	(65.9)
Inventories	(139.8)	(164.7)
Trade accounts payable	37.2	51.4
Customer advances	(35.3)	(2.7)
Other assets and liabilities	(50.8)	(62.6)
Other operating activities, net	36.1	37.5
Net cash provided by (used in) operating activities	(56.6)	116.6
Investing Activities
Capital expenditures	(73.4)	(58.6)
Acquisitions of businesses, net of cash acquired	(71.3)	(7.4)
Proceeds (payments) from disposition of discontinued operations	(0.2)	162.2
Other investing activities, net	0.8	3.0
Net cash provided by (used in) investing activities	(144.1)	99.2
Financing Activities
Repayments of debt	(1,029.4)	(1,519.9)
Proceeds from issuance of debt	1,153.6	1,411.7
Purchase of noncontrolling interest	—	(73.4)
Share repurchases	(50.4)	(61.5)
Dividends paid	(19.3)	(16.5)
Other financing activities, net	(1.3)	(2.0)
Net cash provided by (used in) financing activities	53.2	(261.6)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(29.6)	(17.8)
Net Increase (Decrease) in Cash and Cash Equivalents	(177.1)	(63.6)
Cash and Cash Equivalents at Beginning of Period	478.2	408.1
Cash and Cash Equivalents at End of Period	$301.1	$344.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

NOTE A – BUSINESS COMBINATION AGREEMENT AND PLAN OF MERGER

On August 10, 2015, Terex Corporation ("Terex" or the "Company") entered into a Business Combination Agreement and Plan of Merger (the "BCA") with Konecranes Plc, a Finnish public company limited by shares ("Konecranes"), Konecranes, Inc., a Texas corporation and an indirect wholly owned subsidiary of Konecranes, Konecranes Acquisition Company LLC, a Delaware limited liability company and a newly formed, wholly owned subsidiary of Konecranes, Inc. ("Merger Sub"). The combined company that would result from the transaction will be called Konecranes Terex Plc. and will be incorporated in Finland.
Pursuant to the BCA, Terex shareholders will receive 0.8 of a Konecranes share for each existing Terex share ("Exchange Ratio"). Equivalent terms will apply to instruments granted prior to the merger date under Terex's long-term incentive plans. Upon completion of the merger, Terex shareholders would own approximately 60% and Konecranes shareholders would own approximately 40% of the combined company. In the proposed transaction, Merger Sub merges with and into Terex, with Terex surviving as an indirect wholly-owned subsidiary of Konecranes (the “Merger”) and Terex shareholders, option holders and other equity right holders receiving Konecranes shares and options in accordance with the exchange ratios set forth above as merger consideration.
The BCA includes undertakings by Terex and Konecranes that are typical in similar transactions and include, for example, undertakings by both companies to conduct their businesses in the ordinary course prior to the completion of the Merger, to cooperate in making the necessary regulatory filings, undertakings not to initiate, solicit, facilitate or encourage any offers or proposals competing with the transaction, and to inform each other and provide each other with an opportunity to negotiate in matters arising from such offers or proposals.
The BCA may be terminated by Terex or Konecranes under certain circumstances prior to the completion of the Merger, including, for example, a material breach by either party of the terms and conditions of the BCA, the Board of Directors of either party not issuing or amending in an adverse manner its recommendation, non-receipt of regulatory approvals, and certain other circumstances. The parties have further agreed on certain termination fees customary in similar transactions and payable to the other party under certain circumstances, including for example, a failure by either party to obtain the requisite shareholder approval, or a change or withdrawal of the recommendation by the Board of Directors of either party. In the event that the BCA is terminated by either party because the requisite shareholder approval was not obtained, the terminating party will be required to reimburse the other party’s reasonable expenses up to a maximum amount of $20 million. In the event that the BCA is terminated by either party because of a change or withdrawal of the recommendation of the Board of Directors, the terminating party will be required to pay a termination fee of $37 million.
The transaction is subject to approval by both Terex and Konecranes shareholders, regulatory approvals, the listing of the Konecranes shares or American Depositary Shares on the New York Stock Exchange or another U.S. national securities exchange reasonably acceptable to Konecranes and Terex, no change in certain legal and tax assumptions, the absence of any material adverse effect occurring with respect to Konecranes or Terex, and other customary conditions. Terex and Konecranes expect to convene meetings of their shareholders to approve the transaction in early 2016. Closing of the transaction is expected to occur during the first half of 2016. Upon closing of the transaction, the combined company will have a Board of Directors comprising nine members, of which five directors will be nominated by Terex and four directors will be nominated by Konecranes. Konecranes' current Chairman of the Board will become Konecranes Terex's Chairman and the Terex Chief Executive Officer (“CEO”) will become Konecranes Terex's CEO.
We have determined that while Konecranes will be the legal acquirer in the transaction, Terex will be the accounting acquirer and will account for the transaction using the acquisition method of accounting.

Business Combination Related Expenses
The Company has incurred transaction costs directly related to the BCA of $8.6 million and $9.5 million for the three and nine months ended September 30, 2015, respectively, which is recorded in Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

NOTE B – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2014 has been derived from and should be read in conjunction with the audited Consolidated Balance Sheet as of that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

In the opinion of management, all adjustments considered necessary for fair presentation of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015.

Cash and cash equivalents at September 30, 2015 and December 31, 2014 include $18.8 million and $13.5 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which amends ASU 2014-09. As a result, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. The adoption will use one of two retrospective application methods. The Company has not yet determined the potential effects on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period,” (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The total compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The effective date will be the first quarter of fiscal year 2016. The adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to borrowings be presented in the balance sheet as a direct deduction from the carrying amount of the borrowing, consistent with debt discounts. The ASU does not affect the amount or timing of expenses for debt issuance costs. The effective date will be the first quarter of fiscal year 2016 and will be applied retrospectively. The adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” (“ASU 2015-05”) which amends ASC 350-40, “Intangibles-Goodwill and Other-Internal-Use Software”. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, the accounting for the license will be consistent with licenses of other intangible assets. If the arrangement does not include a license, the arrangement will be accounted for as a service contract. The effective date will be the first quarter of fiscal year 2016 and will be adopted prospectively. The adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share or its equivalent. Further, the amendments remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The effective date will be the first quarter of fiscal year 2016, with early adoption permitted. The adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. The ASU simplifies the subsequent measurement of inventory by using only the lower of cost or net realizable value. The ASU defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date will be the first quarter of fiscal year 2017 with early adoption permitted. The ASU should be applied prospectively. The Company is evaluating the impact adoption of this guidance will have on determination or reporting of its financial results.

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which amends ASC 835-30, “Interest - Imputation of Interest”. The ASU clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The effective date will be the first quarter of fiscal year 2016 and will be applied retrospectively. The adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.” This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effective date will be the first quarter of fiscal year 2016. The adoption is not expected to have a material effect on the Company’s consolidated financial statements.

Accrued Warranties.  The Company records accruals for potential warranty claims based on its claims experience.  The Company’s products are typically sold with a standard warranty covering defects that arise during a fixed period.  Each business provides a warranty specific to the products it offers.  The specific warranty offered by a business is a function of customer expectations and competitive forces.  Warranty length is generally a fixed period of time, a fixed number of operating hours, or both.

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Nine Months Ended
September 30, 2015
Balance at beginning of period	$86.5
Accruals for warranties issued during the period	52.2
Changes in estimates	(0.9)
Settlements during the period	(60.1)
Foreign exchange effect/other	(3.5)
Balance at end of period	$74.2

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement and Disclosure” (“ASC 820”) include interest rate swaps and foreign currency forward contracts discussed in Note K – “Derivative Financial Instruments.”  These contracts are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

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

NOTE C – BUSINESS SEGMENT INFORMATION

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

The MP segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders, and biomass and forestry machines, as well as their related replacement parts and components. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries.

The Company assists customers in their rental, leasing and acquisition of its products through Terex Financial Services (“TFS”). TFS uses its equipment financing experience to provide financing solutions to customers who purchase the Company’s equipment.

Business segment information is presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Sales
AWP	$573.8	$598.7	$1,758.1	$1,901.5
Construction	180.1	207.3	517.7	630.2
Cranes	411.7	419.7	1,262.4	1,316.8
MHPS	366.7	468.2	1,055.8	1,267.8
MP	158.9	155.6	472.4	488.7
Corporate and Other / Eliminations	(49.9)	(39.7)	(101.0)	(85.5)
Total	$1,641.3	$1,809.8	$4,965.4	$5,519.5
Income (loss) from Operations
AWP	$79.4	$68.4	$226.6	$264.1
Construction	2.7	1.6	(1.1)	0.6
Cranes	12.4	21.8	38.6	51.3
MHPS	10.3	17.6	7.3	14.0
MP	13.9	8.7	46.6	42.4
Corporate and Other / Eliminations	(6.8)	(1.3)	(13.6)	(19.7)
Total	$111.9	$116.8	$304.4	$352.7

	September 30, 2015	December 31, 2014
Identifiable Assets
AWP (1)	$1,835.6	$1,143.5
Construction	1,172.3	1,246.0
Cranes	1,930.8	1,959.7
MHPS	2,558.7	2,744.0
MP	899.4	813.6
Corporate and Other / Eliminations (1)	(2,517.9)	(1,978.8)
Total	$5,878.9	$5,928.0

(1) The change in identifiable assets between December 31, 2014 and September 30, 2015 is primarily due to the transfer of an intercompany note.

NOTE D – INCOME TAXES

During the three months ended September 30, 2015, the Company recognized income tax expense of $30.8 million on income of $76.9 million, an effective tax rate of 40.1% as compared to income tax expense of $27.7 million on income of $86.4 million, an effective tax rate of 32.1%, for three months ended September 30, 2014.  The higher effective tax rate for the three months ended September 30, 2015 was primarily due to an increase in the provision for uncertain tax positions compared to a reduction in the uncertain tax positions provision in the three months ended September 30, 2014.

During the nine months ended September 30, 2015, the Company recognized income tax expense of $75.4 million on income of $206.3 million, an effective tax rate of 36.5% as compared to income tax expense of $79.2 million on income of $257.8 million, an effective tax rate of 30.7% for the nine months ended September 30, 2014.  The higher effective tax rate for the nine months ended September 30, 2015 was primarily due to increased losses not benefited when compared to the nine months ended September 30, 2014.

NOTE E –DISCONTINUED OPERATIONS

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

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$—	$—	$—	$94.8
Income (loss) from discontinued operations before income taxes	$—	$—	$—	$1.7
(Provision for) benefit from income taxes	—	—	—	(0.3)
Income (loss) from discontinued operations – net of tax	$—	$—	$—	$1.4

Gain (loss) on disposition of discontinued operations	$(1.3)	$(0.8)	$1.9	$66.7
(Provision for) benefit from income taxes	0.1	6.3	(0.4)	(8.2)
Gain (loss) on disposition of discontinued operations – net of tax	$(1.2)	$5.5	$1.5	$58.5

During the nine months ended September 30, 2015 and 2014 the Company recorded a gain of $2.8 million and $1.5 million, respectively, related to the sale of its Atlas heavy construction equipment and knuckle-boom cranes businesses based on contractually obligated earnings based payments from the purchaser. During the three and nine months ended September 30, 2015 the Company recorded a loss of $0.8 million related to the settlement of certain disputes in the asset sale agreement of its truck business. During the three and nine months ended September 30, 2014 the Company recorded a gain of $5.5 million and $57.0 million, respectively, related to the sale of its truck business.

NOTE F – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income (loss) from continuing operations attributable to Terex Corporation common stockholders	$44.8	$58.7	$127.9	$179.1
Income (loss) from discontinued operations–net of tax	—	—	—	1.4
Gain (loss) on disposition of discontinued operations–net of tax	(1.2)	5.5	1.5	58.5
Net income (loss) attributable to Terex Corporation	$43.6	$64.2	$129.4	$239.0
Basic shares:
Weighted average shares outstanding	108.5	110.2	107.0	110.4
Earnings per share – basic:
Income (loss) from continuing operations	$0.41	$0.53	$1.19	$1.62
Income (loss) from discontinued operations–net of tax	—	—	—	0.01
Gain (loss) on disposition of discontinued operations–net of tax	(0.01)	0.05	0.02	0.53
Net income (loss) attributable to Terex Corporation	$0.40	$0.58	$1.21	$2.16
Diluted shares:
Weighted average shares outstanding - basic	108.5	110.2	107.0	110.4
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	0.7	5.2	2.7	5.3
Diluted weighted average shares outstanding	109.2	115.4	109.7	115.7
Earnings per share – diluted:
Income (loss) from continuing operations	$0.41	$0.51	$1.17	$1.55
Income (loss) from discontinued operations–net of tax	—	—	—	0.01
Gain (loss) on disposition of discontinued operations–net of tax	(0.01)	0.05	0.01	0.51
Net income (loss) attributable to Terex Corporation	$0.40	$0.56	$1.18	$2.07

The following table provides information to reconcile amounts reported on the Condensed Consolidated Statement of Comprehensive Income to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions):
Reconciliation of Amounts Attributable to Common Stockholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income (loss) from continuing operations	$46.1	$58.7	$130.9	$178.6
Noncontrolling interest (income) loss attributed to continuing operations	(1.3)	—	(3.0)	0.5
Income (loss) from continuing operations attributable to common stockholders	$44.8	$58.7	$127.9	$179.1

Weighted average options to purchase 0.1 million of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during the three and nine months ended September 30, 2015 and 2014, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 0.8 million were outstanding during the three and nine months ended September 30, 2015, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance. Weighted average restricted stock awards of 0.5 million and 0.4 million were outstanding during the three and nine months ended September 30, 2014, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance. ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

In connection with settlement of the 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”) the Company issued 3.4 million shares of common stock in June 2015. See Note M – “Long-Term Obligations.” Included in the computation of diluted shares for the nine months ended September 30, 2015 were 1.9 million shares that were contingently issuable prior to conversion. The number of shares that were contingently issuable for the three and nine months ended September 30, 2014 was 4.2 million.

NOTE G – FINANCE RECEIVABLES

TFS leases equipment and provides financing to customers for the purchase and use of Terex equipment. In the normal course of business, TFS assesses credit risk, establishes structure and pricing of financing transactions, documents the finance receivable, records and funds the transactions. TFS bills and collects cash from the end customer.

TFS primarily conducts on-book business in the U.S., with limited business in China, the United Kingdom, and Germany. TFS does business with various types of customers consisting of rental houses, end user customers and Terex equipment dealers.

The Company’s net finance receivable balances include both sales-type leases and commercial loans. Finance receivables that management intends to hold until maturity are stated at their outstanding unpaid principal balances, net of an allowance for loan losses as well as any deferred fees and costs.

TFS bills customers and accrues interest income monthly on the unpaid principal balance. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has significant doubts about further collectibility of the contractual payments, even though the loan may be currently performing. A receivable may remain on accrual status if it is in the process of collection and is either guaranteed or secured. Interest received on non-accrual finance receivables is typically applied against principal. Finance receivables are generally restored to accrual status when the obligation is brought current and the borrower has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Finance receivables originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, in the aggregate. Revenue attributable to finance receivables is recognized on the accrual basis using the effective interest method. The Company has a history of enforcing the terms of these separate financing agreements.

Finance receivables, net consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Commercial loans	$312.3	$140.1
Sales-type leases	30.9	24.0
Total finance receivables, gross	343.2	164.1
Allowance for credit losses	(5.6)	(3.0)
Total finance receivables, net	$337.6	$161.1

Credit losses are charged against the allowance for credit losses when management ceases active collection efforts. Subsequent recoveries, if any, are credited to earnings. The allowance for credit losses is maintained at a level set by management which represents evaluation of known and inherent risks in the portfolio at the consolidated balance sheet date. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, market-based loss experience, specific customer situations, estimated value of any underlying collateral, current economic conditions, and other relevant factors. This evaluation is inherently subjective, since it requires estimates that may be susceptible to significant change. Although specific and general loss allowances are established in accordance with management’s best estimate, actual losses are dependent upon future events and, as such, further additions to or decreases from the level of loss allowances may be necessary.

The following table presents an analysis of the allowance for credit losses:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$3.6	$1.3	$4.9	$2.1	$0.7	$2.8
Provision for credit losses	0.8	(0.1)	0.7	—	0.2	0.2
Charge offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Balance, end of period	$4.4	$1.2	$5.6	$2.1	$0.9	$3.0

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$1.9	1.1	$3.0	$1.9	$0.4	$2.3
Provision for credit losses	2.5	0.1	2.6	0.2	0.5	0.7
Charge offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Balance, end of period	$4.4	$1.2	$5.6	$2.1	$0.9	$3.0

The Company utilizes a two tier approach to set allowances: (1) identification of impaired finance receivables and establishment of specific loss allowances on such receivables; and (2) establishment of general loss allowances on the remainder of its portfolio. Specific loss allowances are established based on circumstances and factors of specific receivables. The Company regularly reviews the portfolio which allows for early identification of potentially impaired receivables. The process takes into consideration, among other things, delinquency status, type of collateral and other factors specific to the borrower.

General loss allowance levels are determined based upon a combination of factors including, but not limited to, TFS experience, general market loss experience, performance of the portfolio, current economic conditions, and management's judgment. The two primary risk characteristics inherent in the portfolio are (1) the customer's ability to meet contractual payment terms, and (2) the liquidation values of the underlying primary and secondary collaterals. The Company records a general or unallocated loss allowance that is calculated by applying the reserve rate to its portfolio, including the unreserved balance of accounts that have been specifically reserved for. All delinquent accounts are reviewed for potential impairment. A receivable is deemed to be impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of impairment is measured as the difference between the balance outstanding and the underlying collateral value of the equipment being financed, as well as any other collateral. All finance receivables identified as impaired are evaluated individually. The Company does not aggregate impaired finance receivables for evaluation purposes. Generally, the Company does not change the terms and conditions of existing finance receivables.

The following tables present individually impaired finance receivables (in millions):

	September 30, 2015			December 31, 2014
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Recorded investment	$0.5	$2.6	$3.1	$—	$3.3	$3.3
Related allowance	0.5	0.5	1.0	—	0.8	0.8
Average recorded investment	0.2	1.4	1.6	—	1.7	1.7

The average recorded investment for impaired finance receivables was $0.1 million for sales-type leases at September 30, 2014, which was fully reserved. There were no impaired commercial loans at September 30, 2014.

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in millions):

	September 30, 2015			December 31, 2014
Allowance for credit losses, ending balance:	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Individually evaluated for impairment	$0.5	$0.5	$1.0	$—	$0.8	$0.8
Collectively evaluated for impairment	3.9	0.7	4.6	1.9	0.3	2.2
Total allowance for credit losses	$4.4	$1.2	$5.6	$1.9	$1.1	$3.0

Finance receivables, ending balance:
Individually evaluated for impairment	$0.5	2.6	3.1	$—	3.3	3.3
Collectively evaluated for impairment	$311.8	28.3	340.1	$140.1	20.7	160.8
Total finance receivables	$312.3	$30.9	$343.2	$140.1	$24.0	$164.1

Accounts are considered delinquent when the billed periodic payments of the finance receivables exceed 30 days past the due date.

The following table presents analysis of aging of recorded investment in finance receivables (in millions):

	September 30, 2015
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$303.0	$0.9	$0.6	$7.8	$9.3	$312.3
Sales-type leases	28.8	—	—	2.1	2.1	30.9
Total finance receivables	$331.8	$0.9	$0.6	$9.9	$11.4	$343.2

	December 31, 2014
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$139.5	$0.1	$—	$0.5	$0.6	$140.1
Sales-type leases	20.7	—	—	3.3	3.3	24.0
Total finance receivables	$160.2	$0.1	$—	$3.8	$3.9	$164.1

At September 30, 2015 and December 31, 2014, $7.8 million and $0.5 million respectively, of commercial loans were 90 days or more past due. Commercial loans in the amount of $9.3 million and $30.2 million were on non-accrual status as of September 30, 2015 and December 31, 2014, respectively.

At September 30, 2015 and December 31, 2014, $2.1 million and $3.3 million, respectively, of sales-type leases receivable were 90 days or more past due. Sales-type leases in the amount of $2.1 million and $3.3 million were on non-accrual status as of September 30, 2015 and December 31, 2014, respectively.

Credit Quality Information

Credit quality is reviewed on a monthly basis based on customers payment status. In addition to the delinquency status, any information received regarding a customer (such as bankruptcy filings, etc.) will also be considered to determine the credit quality of the customer. Collateral asset values are also monitored regularly to determine the potential loss exposures on any given transaction.

The Company uses the following internal credit quality indicators, based on an internal risk rating system, using certain external credit data, listed from the lowest level of risk to highest level of risk. The internal rating system considers factors affecting specific borrowers’ ability to repay.

Finance receivables by risk rating (in millions):

Rating	September 30, 2015	December 31, 2014
Superior	$10.9	$0.3
Above Average	142.1	29.2
Average	96.8	55.0
Below Average	53.9	54.0
Sub Standard	3.8	3.1
Unrated *	35.7	22.5
Total	$343.2	$164.1

* Customer finance receivables balances less than $1.0 million are not rated.

NOTE H – INVENTORIES

Inventories consist of the following (in millions):

	September 30, 2015	December 31, 2014
Finished equipment	$506.8	$425.7
Replacement parts	184.0	170.5
Work-in-process	471.0	454.2
Raw materials and supplies	383.8	410.5
Inventories	$1,545.6	$1,460.9

Reserves for lower of cost or market value, excess and obsolete inventory were $111.6 million and $116.3 million at September 30, 2015 and December 31, 2014, respectively.

NOTE I – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	September 30, 2015	December 31, 2014
Property	$97.1	$104.3
Plant	350.5	359.5
Equipment	739.0	699.5
Property, plant and equipment – gross	1,186.6	1,163.3
Less: Accumulated depreciation	(513.8)	(473.0)
Property, plant and equipment – net	$672.8	$690.3

NOTE J – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	Construction	Cranes	MHPS	MP	Total
Balance at December 31, 2014, gross	$138.5	$132.8	$217.6	$642.8	$198.1	$1,329.8
Accumulated impairment	(38.6)	(132.8)	(4.2)	—	(23.2)	(198.8)
Balance at December 31, 2014, net	99.9	—	213.4	642.8	174.9	1,131.0
Acquisitions	—	—	—	—	13.2	13.2
Foreign exchange effect and other	(1.1)	—	(12.5)	(71.7)	(4.5)	(89.8)
Balance at September 30, 2015, gross	137.4	132.8	205.1	571.1	206.8	1,253.2
Accumulated impairment	(38.6)	(132.8)	(4.2)	—	(23.2)	(198.8)
Balance at September 30, 2015, net	$98.8	$—	$200.9	$571.1	$183.6	$1,054.4

Intangible assets, net were comprised of the following as of September 30, 2015 and December 31, 2014 (in millions):

		September 30, 2015			December 31, 2014
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	6	$54.9	$(40.6)	$14.3	$58.8	$(38.4)	$20.4
Customer Relationships	16	229.6	(83.4)	146.2	251.9	(78.4)	173.5
Land Use Rights	57	17.5	(2.0)	15.5	18.0	(1.8)	16.2
Other	8	48.7	(39.4)	9.3	44.6	(38.2)	6.4
Total definite-lived intangible assets		$350.7	$(165.4)	$185.3	$373.3	$(156.8)	$216.5

Indefinite-lived intangible assets:
Tradenames		$100.6			$108.9
Total indefinite-lived intangible assets		$100.6			$108.9

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Aggregate Amortization Expense	$6.1	$9.3	$18.4	28.8

Estimated aggregate intangible asset amortization expense (in millions) for each of the five years below is:

2015	$26.0
2016	$24.2
2017	$19.8
2018	$15.3
2019	$14.9

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

The Company has used and may use forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions.  The primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar.  The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of Accumulated other comprehensive income (“AOCI”) until the underlying hedged transactions are reported in the Company’s Condensed Consolidated Statement of Comprehensive Income.  The Company has used and may use interest rate swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt and changes in the fair value of fixed rate debt.  Primary exposure includes movements in the London Interbank Offer Rate (“LIBOR”) and Commercial Paper rates. The change in fair value of derivatives designated as cash flow hedges are deferred in AOCI and are recognized in earnings as hedged transactions occur.  The changes in fair value associated with contracts deemed ineffective are recognized in earnings immediately.

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

The Company is party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At September 30, 2015, the Company had $235.9 million notional amount of currency exchange forward contracts outstanding that were initially designated as hedge contracts, most of which mature on or before September 30, 2016.  The fair market value of these contracts at September 30, 2015 was a net gain of $2.8 million.  At September 30, 2015, $213.5 million notional amount ($2.7 million of fair value gains) of these forward contracts have been designated as, and are effective as, cash flow hedges of forecasted and specifically identified transactions.  During 2015 and 2014, the Company recorded the change in fair value for these cash flow hedges to AOCI and reclassified to earnings a portion of the deferred gain or loss from AOCI as the hedged transactions occurred and were recognized in earnings.

The Company records foreign exchange contracts at fair value on a recurring basis.  The foreign exchange contracts designated as hedging instruments are categorized under Level 2 of the ASC 820 hierarchy and are recorded at September 30, 2015 and December 31, 2014 as a net asset of $2.8 million and net liability of $0.4 million, respectively.  See Note B – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. The fair values of these foreign exchange forward contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities.

The Company uses forward foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions and balance sheet exposures. Certain of these contracts have not been designated as hedging instruments. The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments were offset by changes in the underlying hedged items, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments are recognized as gains or losses in Cost of goods sold or Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income.

Concurrent with the sale of a majority stake in A.S.V., Inc. to Manitex International, Inc. (“Manitex”), the Company invested in a subordinated convertible promissory note from Manitex, which included an embedded derivative, the conversion feature. At the date of issuance, the embedded derivative was measured at fair value. The derivative is marked-to-market each period with changes in fair value recorded in Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income.

The Company enters into certain interest rate swap agreements to offset the variability of cash flows due to changes in the floating rate of borrowings under its Securitization Facility. See Note M – “Long-Term Obligations,” for additional information on the Securitization Facility. The interest rate swaps are designated as cash flow hedges of the changes in the cash flows of interest rate payments on debt associated with changes in floating interest rates. Changes in the fair value of these derivative financial instruments are recognized as gains or losses in Cost of goods sold in the Condensed Consolidated Statement of Comprehensive Income. The Company records these contracts at fair value on a recurring basis.  At September 30, 2015, the Company had $180.9 million notional amount of interest rate swap contracts outstanding that were initially designated as hedge contracts and scheduled to mature in September, 2022. The interest rate swap contracts designated as hedging instruments are categorized under Level 2 of the ASC 820 hierarchy and are recorded at September 30, 2015 as a net liability of $0.9 million. The fair value of these contracts are derived using quoted interest rate swap prices at the reporting date based on their maturities.

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	September 30, 2015	December 31, 2014
Foreign exchange contracts	Other current assets	$4.2	$10.1
Interest rate swap	Other assets	0.2	—
Total asset derivatives		4.4	10.1
Liability Derivatives
Foreign exchange contracts	Other current liabilities	(1.4)	(10.5)
Interest rate swap	Other current liabilities	(1.1)	—
Total liability derivatives		(2.5)	(10.5)
Total Derivatives		$1.9	$(0.4)

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	September 30, 2015	December 31, 2014
Foreign exchange contracts	Other current assets	$0.5	$2.2
Debt conversion feature	Other assets	0.9	3.0
Total asset derivatives		1.4	5.2
Liability Derivatives
Foreign exchange contracts	Other current liabilities	(2.6)	(1.0)
Total liability derivatives		(2.6)	(1.0)
Total Derivatives		$(1.2)	$4.2

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income and AOCI (in millions):

Gain (Loss) Recognized in AOCI on Derivatives:	Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Derivatives	2015	2014	2015	2014
Foreign exchange contracts	$1.8	$(0.3)	$3.0	$(2.5)
Interest rate swap	(0.3)	—	(0.4)	—
Total	$1.5	$(0.3)	$2.6	$(2.5)
Gain (Loss) Reclassified from AOCI into Income (Effective):	Three Months Ended September 30,		Nine Months Ended September 30,
Account	2015	2014	2015	2014
Cost of goods sold	$1.7	$0.1	$8.0	$2.2
Other income (expense) – net	0.5	(0.4)	(4.8)	2.1
Total	$2.2	$(0.3)	$3.2	$4.3
Gain (Loss) Recognized in Income on Derivatives (Ineffective):	Three Months Ended September 30,		Nine Months Ended September 30,
Account	2015	2014	2015	2014
Other income (expense) – net	$(0.2)	$0.5	$4.7	$(2.3)

The following table provides the effect of derivative instruments that are not designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (in millions):

Gain (Loss) Recognized in Income on Derivatives not designated as hedges:	Three Months Ended September 30,		Nine Months Ended September 30,
Account	2015	2014	2015	2014
Other income (expense) – net	$(2.8)	$1.6	$(6.0)	$0.2

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

Unrealized net gains (losses), net of tax, included in AOCI are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$0.4	$0.5	$(0.7)	$2.7
Additional gains (losses) – net	3.5	(0.1)	6.5	0.3
Amounts reclassified to earnings	(2.0)	(0.2)	(3.9)	(2.8)
Balance at end of period	$1.9	$0.2	$1.9	$0.2

Within the unrealized net gains (losses) included in AOCI as of September 30, 2015, it is estimated that $1.7 million of gains are expected to be reclassified into earnings in the next twelve months.

NOTE L – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions. From time to time the Company may initiate certain restructuring programs to better utilize its workforce and optimize facility utilization to match the demand for its products.

During the third quarter of 2014, the Company established a restructuring program in the MHPS segment to close one of its manufacturing facilities in Germany and relocate production. The expected benefit of this move is concentration of certain production processes in a single location enabling the segment to realize synergies and optimize its expense structure. The program is expected to cost $15.0 million, result in the reduction of 84 team members at that location and be completed in 2015.

During the fourth quarter of 2014, the Company established a restructuring program in the MHPS segment primarily focused on operations in Germany. The program included the consolidation of several material handling sales and service locations, and realignment of the management structure for port solutions. The program is expected to cost $20.4 million, result in the reduction of 115 team members and is expected to be completed in 2016, except for certain payments mandated by governmental agencies.

During the third quarter of 2015, the Company established a restructuring program in the MP segment to close one of its manufacturing facilities in the U.S., consolidate production with other U.S. sites and exit the hand-fed chipper line of products. By consolidating operations, the Company will optimize use of resources, eliminate areas of duplication and operate more efficiently and effectively. The program is expected to cost $0.9 million, result in the reduction of 43 team members and be completed in 2015.

During the third quarter of 2015, the Company established a restructuring program across multiple operating segments to centralize transaction processing and accounting functions into shared service centers. The program is expected to cost $1.5 million, result in the reduction of 69 team members and be completed in 2016. The segment breakdown of this program cost is as follows: Cranes ($0.9 million), MHPS ($0.5 million), and MP ($0.1 million).

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the nine months ended September 30, 2015, the cumulative amount of expenses incurred since inception of the programs through September 30, 2015 and the total amount expected to be incurred (in millions):

	Amount incurred during the nine months ended September 30, 2015	Cumulative amount incurred through September 30, 2015	Total amount expected to be incurred
Cranes	0.8	0.8	0.9
MHPS	(0.1)	35.4	35.9
MP	1.0	1.0	1.0
Total	$1.7	$37.2	$37.8

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the nine months ended September 30, 2015, the cumulative amount of expenses incurred since inception of the programs and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred in the nine months ended September 30, 2015	$0.5	$0.1	$1.1	$1.7
Cumulative amount incurred through September 30, 2015	$32.3	$0.1	$4.8	$37.2
Total amount expected to be incurred	$32.9	$0.1	$4.8	$37.8

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the nine months ended September 30, 2015 (in millions):

	Employee Termination Costs	Facility Exit Costs	Total
Restructuring reserve at December 31, 2014	$40.1	$—	$40.1
Restructuring charges, net	0.1	0.1	0.2
Cash expenditures	(3.4)	—	(3.4)
Foreign exchange	(3.1)	—	(3.1)
Restructuring reserve at September 30, 2015	$33.7	$0.1	$33.8

NOTE M – LONG-TERM OBLIGATIONS

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

As of September 30, 2015 and December 31, 2014, the Company had $446.5 million and $467.9 million, respectively, in U.S. dollar and Euro denominated term loans outstanding under the 2014 Credit Agreement. The weighted average interest rate on the term loans at September 30, 2015 and December 31, 2014 was 3.50% and 3.76%, respectively. The Company had $72.3 million in U.S. dollar denominated revolving credit amounts outstanding as of September 30, 2015. The Company had no outstanding U.S. dollar and Euro denominated revolving credit amounts at December 31, 2014. The weighted average interest rate on the revolving credit amounts at September 30, 2015 was 2.68%.

The 2014 Credit Agreement incorporates facilities for issuance of letters of credit up to $400 million.  Letters of credit issued under the 2014 Credit Agreement letter of credit facility decrease availability under the $600 million revolving line of credit.  As of September 30, 2015 and December 31, 2014, the Company had no letters of credit issued under the 2014 Credit Agreement.  The 2014 Credit Agreement also permits the Company to have additional letter of credit facilities up to $300 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit. The Company had letters of credit issued under the additional letter of credit facilities of the 2014 Credit Agreement that totaled $20.7 million and $30.4 million as of September 30, 2015 and December 31, 2014, respectively.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2014 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $196.8 million and $261.5 million as of September 30, 2015 and December 31, 2014, respectively.

In total, as of September 30, 2015 and December 31, 2014, the Company had letters of credit outstanding of $217.5 million and $291.9 million, respectively. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

6-1/2% Senior Notes

On March 27, 2012, the Company sold and issued $300 million aggregate principal amount of Senior Notes Due 2020 (“6-1/2% Notes”) at par. The proceeds from these notes were used for general corporate purposes. The 6-1/2% Notes are redeemable by the Company beginning in April, 2016 at an initial redemption price of 103.25% of principal amount. The 6-1/2% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries (see Note Q – “Consolidating Financial Statements”).

On September 8, 2015, the Company, after obtaining the requisite consents, amended the indenture governing the 6-1/2% Notes. The principal changes contained in the amendment are that the Merger will not constitute a “Change of Control” under the indenture, and to permit Konecranes to insert one or more holding companies below or above Konecranes without triggering a “Change of Control” if such holding companies do not affect Terex’s ultimate beneficial ownership. Additionally, the reporting covenant under the indenture was amended to permit Konecranes, instead of Terex, following the Merger to make necessary periodic reports. In connection with the receipt and effectiveness of the consents, Terex will owe a total of $3.2 million upon closing of the Merger. (see Note A - “Business Combination Agreement and Plan of Merger”).

6% Senior Notes

On November 26, 2012, the Company sold and issued $850 million aggregate principal amount of Senior Notes due 2021 (“6% Notes”) at par. The proceeds from this offering plus other cash was used to redeem all $800 million principal amount of the outstanding 8% Senior Subordinated Notes. The 6% Notes are redeemable by the Company beginning in November, 2016 at an initial redemption price of 103.0% of principal amount. The 6% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries (see Note Q – “Consolidating Financial Statements”).

On September 8, 2015, the Company, after obtaining the requisite consents, amended the indenture governing the 6% Notes. The principal changes contained in the amendment are that the Merger will not constitute a “Change of Control” under the indenture, and to permit Konecranes to insert one or more holding companies below or above Konecranes without triggering a “Change of Control” if such holding companies do not affect Terex’s ultimate beneficial ownership. Additionally, the reporting covenant under the indenture was amended to permit Konecranes, instead of Terex, following the Merger to make necessary periodic reports. In connection with the receipt and effectiveness of the consents, Terex will owe a total of $15.5 million upon closing of the Merger. (see Note A - “Business Combination Agreement and Plan of Merger”).

4% Convertible Senior Subordinated Notes

On June 3, 2009, the Company sold and issued $172.5 million aggregate principal amount of 4% Convertible Notes.  At issuance, the Company was required to separately account for the liability and equity components of the 4% Convertible Notes in a manner that reflected the Company’s nonconvertible debt borrowing rate at the date of issuance for interest cost to be recognized in subsequent periods.  The Company allocated $54.3 million of the $172.5 million principal amount of the 4% Convertible Notes to the equity component, which represented a discount to the debt and was amortized into interest expense using the effective interest method through settlement.  The Company recorded a related deferred tax liability of $19.4 million on the equity component. During 2012 the Company purchased approximately 25% of the outstanding 4% Convertible Notes. The balance of the 4% Convertible Notes was $128.8 million at settlement on June 1, 2015.  The Company recognized interest expense of $5.7 million on the 4% Convertible Notes for the nine months ended September 30, 2015.  Interest expense on the 4% Convertible Notes throughout its term included 4% annually of cash interest on the maturity balance of $128.8 million plus non-cash interest expense accreted to the debt balance as described.

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

On August 10, 2015, the Company entered into an Amendment and Agreement to the Securitization Facility with lenders party thereto. The principal change contained in the amendment is that the Merger will not constitute a change in control for purposes of the Securitization Facility and provided clarity regarding downgrade events after the closing of the Merger.

As of September 30, 2015, the Company had $179.9 million in loans outstanding under the Securitization Facility. The weighted average interest rate on the Securitization Facility at September 30, 2015 was 1.29%. Interest expense on loans outstanding under this facility is recorded to Cost of goods sold in the Condensed Consolidated Statement of Comprehensive Income. The Company is party to certain derivative interest rate swap agreements entered into to hedge its exposure to variable interest rates related to the Securitization Facility. The effective interest rate on the Securitization Facility when combined with the interest rate swap agreements is 2.17%. For further information on the interest rate swap agreements see Note K – “Derivative Financial Instruments.”

Commitment Letter

On August 10, 2015, in connection with the Merger, the Company and Konecranes entered into a Commitment Letter (the "Commitment Letter") with Credit Suisse Securities (USA) LLC ("CS Securities") and Credit Suisse AG ("CS" and, together with CS Securities and their respective affiliates, "Credit Suisse") in which Credit Suisse committed to provide the Company and Konecranes with (A) senior secured credit facilities in an aggregate principal amount of up to $1.65 billion, consisting of (i) a senior secured term loan facility in an aggregate principal amount of $900.0 million (such aggregate principal amount to be allocated between a U.S. dollar-denominated term loan facility to be made to the Company and a Euro-denominated term loan facility in an aggregate principal amount of up to €450.0 million to be made to Konecranes or one of its subsidiaries and (ii) two senior secured revolving credit facilities in an aggregate principal amount of up to $750.0 million and (B) a senior unsecured bridge facility in an aggregate principal amount of up to $1.15 billion. As a result of the receipt of the consents noted above, the Company and Konecranes notified Credit Suisse that it terminated the commitments of the lenders in the amount of $1.15 billion with respect to the bridge facility under the commitment letter from Credit Suisse dated August 10, 2015.

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of September 30, 2015, as follows (in millions, except for quotes):

	Book Value	Quote	FV
6% Notes	$850.0	$0.97250	$827
6-1/2% Notes	$300.0	$1.01000	$303
2014 Credit Agreement Term Loan (net of discount) – USD	$226.0	$0.99000	$224
2014 Credit Agreement Term Loan (net of discount) – EUR	$220.5	$0.99500	$219

The fair value of debt reported in the table above is based on price quotations on the debt instrument in an active market and therefore categorized under Level 1 of the ASC 820 hierarchy. See Note A – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. The Company believes that the carrying value of its other borrowings, including amounts outstanding for the revolving credit line under the 2014 Credit Agreement and the Securitization Facility, approximate fair market value based on maturities for debt of similar terms. The fair value of these other borrowings are categorized under Level 2 of the ASC 820 hierarchy.

NOTE N – RETIREMENT PLANS AND OTHER BENEFITS

The Company maintains defined benefit plans in the United States, France, Germany, India, Switzerland and the United Kingdom for some of its subsidiaries, including a nonqualified Supplemental Executive Retirement Plan (“SERP”) in the United States. In Austria and Italy there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination. The Company also has several programs that provide postemployment benefits, including health and life insurance benefits, to certain former salaried and hourly employees. Information regarding the Company’s plans, including the SERP, was as follows (in millions):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015			2014			2015			2014
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$0.3	$1.6	$—	$0.2	$1.1	$—	$0.9	$4.8	$—	$0.6	$3.6	$—
Interest cost	1.8	3.2	0.1	1.9	3.5	0.1	5.4	9.6	0.2	5.5	12.6	0.2
Expected return on plan assets	(2.5)	(2.0)	—	(2.3)	(1.0)	—	(7.4)	(5.9)	—	(6.9)	(4.9)	—
Amortization of actuarial loss	1.0	1.8	—	0.7	0.5	—	2.9	5.6	—	2.3	2.1	—
Net periodic cost	$0.6	$4.6	$0.1	$0.5	$4.1	$0.1	$1.8	$14.1	$0.2	$1.5	$13.4	$0.2

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

•
On August 21, 2015, a purported Terex stockholder, Bernard Stern, filed a class action complaint challenging the Merger in the Delaware Chancery Court, and on August 26, 2015, a purported Terex stockholder, Joseph Weinstock, filed a class action complaint challenging the Merger in the Delaware Chancery Court. The two complaints name as defendants Terex Corporation, Konecranes Plc, Konecranes, Inc., Konecranes Acquisition Company LLC and the members of the Board of Directors of Terex.

The first three lawsuits generally cover the period from February 2008 to February 2009 and allege, among other things, that certain of the Company’s SEC filings and other public statements contained false and misleading statements which resulted in damages to the Company, the plaintiffs and the members of the purported class when they purchased the Company’s securities and in the ERISA lawsuit and the stockholder derivative complaint, that there were breaches of fiduciary duties and of ERISA disclosure requirements. The stockholder derivative complaint also alleges waste of corporate assets relating to the repurchase of the Company’s shares in the market and unjust enrichment as a result of securities sales by certain officers and directors. The complaints all seek, among other things, unspecified compensatory damages, costs and expenses. As a result, the Company is unable to estimate a possible loss or a range of losses for these lawsuits. The stockholder derivative complaint also seeks amendments to the Company’s corporate governance procedures in addition to unspecified compensatory damages from the individual defendants in its favor.

The two lawsuits concerning the Merger seek, among other relief, an order enjoining or rescinding the Merger and an award of attorneys’ fees and costs on the grounds that the Company’s Board of Directors breached their fiduciary duty in connection with entering into the business combination agreement and approving the Merger. The complaints further allege that Terex Corporation, Konecranes Plc, Konecranes, Inc. and Konecranes Acquisition Company LLC aided and abetted the alleged breaches of fiduciary duties by the Company’s Board of Directors. It is possible that these complaints will be further amended to make additional claims and/or that additional lawsuits making similar or additional claims relating to the Merger will be brought.

The Company believes that the allegations in the suits are without merit, and Terex, its directors and the named executives will continue to vigorously defend against them. The Company believes that it has acted, and continues to act, in compliance with federal securities laws, ERISA law and Delaware law with respect to these matters. Accordingly, the Company has filed motions to dismiss the ERISA lawsuit and the securities lawsuit. An agreement in principle has been reached to settle the ERISA lawsuit for $2.5 million which will be funded primarily by insurance. The proceeds of the settlement (after deduction of legal fees) will be distributed to putative class participants. The plaintiff in the stockholder derivative lawsuit has agreed with the Company to put this lawsuit on hold pending the outcome of the motion to dismiss in connection with the securities lawsuit. The lawsuits pertaining to the Merger are at the very early stages and the Company has no information other than as set forth in the complaints.

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

As of September 30, 2015 and December 31, 2014, the Company’s maximum exposure to such credit guarantees was $40.0 million and $42.6 million, respectively, including total guarantees issued by Terex Cranes Germany GmbH, part of the Cranes segment, of $21.0 million and $23.4 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Buyback Guarantees

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of September 30, 2015 and December 31, 2014, the Company’s maximum exposure pursuant to buyback guarantees was $14.7 million and $24.3 million, respectively, including total guarantees issued by entities in the MHPS segment of $11.2 million and $20.1 million, respectively. The Company is generally able to mitigate some of the risk of these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $3 million as of September 30, 2015 and December 31, 2014, for the estimated fair value of all guarantees provided.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$44.9	$64.2	$132.4	$238.5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment (CTA), net of (provision for) benefit from taxes of $1.9, $9.2 and $11.1 and $11.0, respectively	(73.9)	(176.3)	(200.1)	(134.6)
Derivative hedging adjustment, net of (provision for) benefit from taxes of $0.0, $1.7, $0.0 and $2.7, respectively	1.5	(0.3)	2.6	(2.5)
Debt and equity securities adjustment, net of (provision for) benefit from taxes of $0.0, $0.0, $0.1 and $0.0, respectively	(2.6)	0.1	(8.0)	0.1
Pension liability adjustment:
Amortization of actuarial (gain) loss, net of provision for (benefit from) taxes of $(0.4), $(0.4), $(1.2) and $(1.4), respectively	2.4	0.8	7.3	3.0
Foreign exchange and other effects, net of (provision for) benefit from taxes of $0.0, $(1.6), $(1.3) and $(3.0), respectively	1.1	4.9	7.8	4.3
Total pension liability adjustment	3.5	5.7	15.1	7.3
Other comprehensive income (loss)	(71.5)	(170.8)	(190.4)	(129.7)
Comprehensive income (loss)	(26.6)	(106.6)	(58.0)	108.8
Comprehensive loss (income) attributable to noncontrolling interest	(1.2)	—	(2.9)	0.9
Comprehensive income (loss) attributable to Terex Corporation	$(27.8)	$(106.6)	$(60.9)	$109.7

Changes in Accumulated Other Comprehensive Income
The table below presents changes in AOCI by component for the three and nine months ended September 30, 2015 and 2014. All amounts are net of tax (in millions).

	Three months ended September 30, 2015					Three months ended September 30, 2014
	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(371.7)	$0.4	$(3.8)	$(173.6)	$(548.7)	$33.8	$0.5	$—	$(109.7)	$(75.4)
Other comprehensive income before reclassifications	(73.9)	3.5	(2.6)	1.1	(71.9)	(176.3)	(0.1)	0.1	4.9	(171.4)
Amounts reclassified from AOCI	—	(2.0)	—	2.4	0.4	—	(0.2)	—	0.8	0.6
Net other comprehensive Income (Loss)	(73.9)	1.5	(2.6)	3.5	(71.5)	(176.3)	(0.3)	0.1	5.7	(170.8)
Ending balance	$(445.6)	$1.9	$(6.4)	$(170.1)	$(620.2)	$(142.5)	$0.2	$0.1	$(104.0)	$(246.2)

	Nine months ended September 30, 2015					Nine months ended September 30, 2014
	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(245.5)	$(0.7)	$1.6	$(185.2)	$(429.8)	$(7.9)	$2.7	$—	$(111.3)	$(116.5)
Other comprehensive income before reclassifications	(200.1)	6.5	(8.0)	7.8	(193.8)	(138.6)	0.3	0.1	4.3	(133.9)
Amounts reclassified from AOCI	—	(3.9)	—	7.3	3.4	4.0	(2.8)	—	3.0	4.2
Net Other Comprehensive Income (Loss)	(200.1)	2.6	(8.0)	15.1	(190.4)	(134.6)	(2.5)	0.1	7.3	(129.7)
Ending balance	$(445.6)	$1.9	$(6.4)	$(170.1)	$(620.2)	$(142.5)	$0.2	$0.1	$(104.0)	$(246.2)

Stock-Based Compensation

During the nine months ended September 30, 2015, the Company granted 1.4 million shares of restricted stock to its employees with a weighted average grant date fair value of $26.44 per share.  Approximately 63% of these restricted stock awards vest ratably over a three year period and approximately 37% cliff vest at the end of a three year period.  Approximately 11% of the shares granted are based on performance targets containing a market condition and determined over either a two or three year period. The Company used the Monte Carlo method to determine grant date fair value of $28.10 and $25.60 per share, respectively, for the three and two year awards with a market condition granted on March 5, 2015.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

	Grant date	Grant date
	March 5, 2015	March 5, 2015
Dividend yields	0.91%	0.91%
Expected volatility	45.48%	37.00%
Risk free interest rate	0.98%	0.58%
Expected life (in years)	3	2

Share Repurchases and Dividends

In February 2015, the Company announced authorization by its Board of Directors for the repurchase of up to $200 million of the Company’s outstanding shares of common stock. During the nine months ended September 30, 2015 the Company repurchased approximately 1.9 million shares for approximately $50 million under this program. In each of the first three quarters of 2015, the Company’s Board of Directors also declared a dividend of $0.06 per share, which was paid to its shareholders.

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

NOTE Q – CONSOLIDATING FINANCIAL STATEMENTS

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2015
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$2.8	$768.0	$1,104.1	$(233.6)	$1,641.3
Cost of goods sold	(2.4)	(616.2)	(919.7)	233.6	(1,304.7)
Gross profit	0.4	151.8	184.4	—	336.6
Selling, general and administrative expenses	3.0	(68.0)	(159.7)	—	(224.7)
Income (loss) from operations	3.4	83.8	24.7	—	111.9
Interest income	25.5	17.3	0.6	(42.3)	1.1
Interest expense	(36.7)	(1.8)	(28.5)	42.3	(24.7)
Income (loss) from subsidiaries	68.9	4.0	0.1	(73.0)	—
Other income (expense) – net	(25.4)	2.7	11.3	—	(11.4)
Income (loss) from continuing operations before income taxes	35.7	106.0	8.2	(73.0)	76.9
(Provision for) benefit from income taxes	8.5	(32.6)	(6.7)	—	(30.8)
Income (loss) from continuing operations	44.2	73.4	1.5	(73.0)	46.1
Gain (loss) on disposition of discontinued operations – net of tax	(0.6)	—	(0.6)	—	(1.2)
Net income (loss)	43.6	73.4	0.9	(73.0)	44.9
Net loss (income) attributable to noncontrolling interest	—	—	(1.3)	—	(1.3)
Net income (loss) attributable to Terex Corporation	$43.6	$73.4	$(0.4)	$(73.0)	$43.6

Comprehensive income (loss), net of tax	$(27.8)	$73.1	$(39.0)	$(32.9)	$(26.6)
Comprehensive loss (income) attributable to noncontrolling interest	—	—	(1.2)	—	(1.2)
Comprehensive income (loss) attributable to Terex Corporation	$(27.8)	$73.1	$(40.2)	$(32.9)	$(27.8)

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2015
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$8.3	$2,412.5	$3,258.8	$(714.2)	$4,965.4
Cost of goods sold	(6.5)	(1,972.7)	(2,703.0)	714.2	(3,968.0)
Gross profit	1.8	439.8	555.8	—	997.4
Selling, general and administrative expenses	16.9	(207.8)	(502.1)	—	(693.0)
Income (loss) from operations	18.7	232.0	53.7	—	304.4
Interest income	78.2	51.5	1.7	(128.3)	3.1
Interest expense	(115.3)	(4.4)	(88.5)	128.3	(79.9)
Income (loss) from subsidiaries	187.1	3.2	0.7	(191.0)	—
Other income (expense) – net	(63.5)	(1.1)	43.3	—	(21.3)
Income (loss) from continuing operations before income taxes	105.2	281.2	10.9	(191.0)	206.3
(Provision for) benefit from income taxes	24.8	(80.3)	(19.9)	—	(75.4)
Income (loss) from continuing operations	130.0	200.9	(9.0)	(191.0)	130.9
Gain (loss) on disposition of discontinued operations – net of tax	(0.6)	—	2.1	—	1.5
Net income (loss)	129.4	200.9	(6.9)	(191.0)	132.4
Net loss (income) attributable to noncontrolling interest	—	—	(3.0)	—	(3.0)
Net income (loss) attributable to Terex Corporation	$129.4	$200.9	$(9.9)	$(191.0)	$129.4

Comprehensive income (loss), net of tax	$(60.9)	$200.7	$(170.0)	$(27.8)	$(58.0)
Comprehensive loss (income) attributable to noncontrolling interest	—	—	(2.9)	—	(2.9)
Comprehensive income (loss) attributable to Terex Corporation	$(60.9)	$200.7	$(172.9)	$(27.8)	$(60.9)

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

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2015
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$8.6	$4.2	$288.3	$—	$301.1
Trade receivables – net	9.4	344.2	829.8	—	1,183.4
Intercompany receivables	79.8	77.9	36.8	(194.5)	—
Inventories	—	481.2	1,064.4	—	1,545.6
Prepaid assets	36.2	44.2	159.5	—	239.9
Other current assets	58.6	0.1	20.5	—	79.2
Total current assets	192.6	951.8	2,399.3	(194.5)	3,349.2
Property, plant and equipment – net	60.1	135.6	477.1	—	672.8
Goodwill	—	180.1	874.3	—	1,054.4
Non-current intercompany receivables	1,413.8	2,414.6	0.9	(3,829.3)	—
Investment in and advances to (from) subsidiaries	3,913.5	195.0	188.5	(4,194.6)	102.4
Other assets	38.9	107.9	553.3	—	700.1
Total assets	$5,618.9	$3,985.0	$4,493.4	$(8,218.4)	$5,878.9

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$—	$1.4	$82.0	$—	$83.4
Trade accounts payable	12.4	245.3	482.7	—	740.4
Intercompany payables	3.6	33.5	157.4	(194.5)	—
Accruals and other current liabilities	89.3	138.0	541.3	—	768.6
Total current liabilities	105.3	418.2	1,263.4	(194.5)	1,592.4
Long-term debt, less current portion	1,222.3	2.1	589.8	—	1,814.2
Non-current intercompany payables	2,345.1	22.4	1,461.8	(3,829.3)	—
Retirement plans and other non-current liabilities	56.3	28.8	461.5	—	546.6
Total stockholders’ equity	1,889.9	3,513.5	716.9	(4,194.6)	1,925.7
Total liabilities and stockholders’ equity	$5,618.9	$3,985.0	$4,493.4	$(8,218.4)	$5,878.9

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2015
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(413.2)	$423.9	$109.3	$(176.6)	$(56.6)
Cash flows from investing activities
Capital expenditures	(1.6)	(31.1)	(40.7)	—	(73.4)
Proceeds (payments) from disposition of discontinued operations	(3.4)	—	3.2	—	(0.2)
Acquisition of businesses, net of cash acquired	—	(52.1)	(19.2)	—	(71.3)
Intercompany investing activities (1)	454.5	—	(188.9)	(265.6)	—
Other investing activities, net	(1.0)	0.1	19.0	(17.3)	0.8
Net cash provided by (used in) investing activities	448.5	(83.1)	(226.6)	(282.9)	(144.1)
Cash flows from financing activities
Repayments of debt	(983.6)	(6.2)	(39.6)	—	(1,029.4)
Proceeds from issuance of debt	927.0	—	226.6	—	1,153.6
Share repurchases	(50.4)	—	—	—	(50.4)
Dividends paid	(19.3)	—	—	—	(19.3)
Intercompany financing activities (1)	—	(332.3)	(127.2)	459.5	—
Other financing activities, net	0.6	—	(1.9)	—	(1.3)
Net cash provided by (used in) financing activities	(125.7)	(338.5)	57.9	459.5	53.2
Effect of exchange rate changes on cash and cash equivalents	—	—	(29.6)	—	(29.6)
Net increase (decrease) in cash and cash equivalents	(90.4)	2.3	(89.0)	—	(177.1)
Cash and cash equivalents at beginning of period	99.0	1.9	377.3	—	478.2
Cash and cash equivalents at end of period	$8.6	$4.2	$288.3	$—	$301.1

(1)	Intercompany investing and financing activities include cash pooling activity between Terex Corporation and Wholly-Owned Guarantors.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2014
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(189.3)	$175.2	$130.7	$—	$116.6
Cash flows from investing activities
Capital expenditures	(4.1)	(21.7)	(32.8)	—	(58.6)
Acquisition of businesses, net of cash acquired	—	—	(7.4)	—	(7.4)
Proceeds from disposition of discontinued operations	31.3	—	130.9	—	162.2
Intercompany investing activities (1)	212.6	—	—	(212.6)	—
Other investing activities, net	—	2.2	0.8	—	3.0
Net cash provided by (used in) investing activities	239.8	(19.5)	91.5	(212.6)	99.2
Cash flows from financing activities
Repayments of debt	(752.0)	(1.1)	(766.8)	—	(1,519.9)
Proceeds from issuance of debt	794.2	7.3	610.2	—	1,411.7
Purchase of noncontrolling interest	—	—	(73.4)	—	(73.4)
Share repurchases	(61.5)	—	—	—	(61.5)
Dividends paid	(16.5)	—	—	—	(16.5)
Intercompany financing activities (1)	—	(163.6)	(49.0)	212.6	—
Other financing activities, net	2.1	—	(4.1)	—	(2.0)
Net cash provided by (used in) financing activities	(33.7)	(157.4)	(283.1)	212.6	(261.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	(17.8)	—	(17.8)
Net increase (decrease) in cash and cash equivalents	16.8	(1.7)	(78.7)	—	(63.6)
Cash and cash equivalents at beginning of period	16.3	3.9	387.9	—	408.1
Cash and cash equivalents at end of period	$33.1	$2.2	$309.2	$—	$344.5

(1)	Intercompany investing and financing activities include cash pooling activity between Terex Corporation and Wholly-Owned Guarantors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a lifting and material handling solutions company. We are focused on operational improvement and delivering reliable, customer-driven solutions for a wide range of commercial applications, including the construction, infrastructure, quarrying, mining, manufacturing, transportation, energy and utility industries. We operate in five reportable segments: (i) Aerial Work Platforms (“AWP”); (ii) Construction; (iii) Cranes; (iv) Material Handling & Port Solutions (“MHPS”); and (v) Materials Processing (“MP”). Please refer to Note C – “Business Segment Information” in the accompanying Condensed Consolidated Financial Statements for a description of our segments.

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

Overview

Despite the challenging marketplace environment, we had several areas show notable year-over-year improvements in the third quarter of 2015. As expected, the margins of our AWP and MP segments improved year-over-year. The Cranes and Construction businesses continue to experience relatively soft market conditions overall, with customers remaining cautious with their equipment purchasing patterns, although bookings were up in AWP, Construction, Cranes and MHPS. Overall our profitability improved despite lower net sales highlighting some of the early successes our internal initiatives are having on our results.
Our AWP segment had a strong third quarter as improved manufacturing efficiencies and lower material costs led to an increase in profitability despite lower net sales. These benefits more than offset the pricing pressure we are continuing to see in the marketplace. We continue to expect strong margins throughout the remainder of the year and are encouraged by AWP’s backlog which is 39% higher than the prior year level. However, from a net sales perspective, current uncertainties in the marketplace, particularly in North America, cause us to be a little more cautious with our expectations for the fourth quarter of 2015.
Our Construction segment had a small operating profit in the third quarter, with pressure on operating results continuing to come from the German and Indian compact construction businesses. Net sales in this segment declined year-over-year due to divestiture of our majority interest in the compact track loader business and the negative impact of foreign exchange rates, partially offset by higher demand for our site dumpers and concrete mixer trucks. Strength in our North American concrete truck business and dumper business is expected to be offset by weakness in our German and Indian compact construction businesses throughout the remainder of 2015.
Our Cranes segment’s net sales and profitability for the third quarter declined year over year as the global crane market remains challenging. However, we are encouraged with the booking activity of our tower cranes business overall and our mobile cranes business in Europe. Our Utilities business remains steady, however, there are signs of some softening.
Our MHPS segment was profitable in the third quarter but below the prior year period. The negative impact of foreign exchange rates and the decrease in port automation sales were the primary drivers of the decline in net sales. We are experiencing a sluggish port equipment market. However, we are encouraged by improved mobile harbor cranes sales and our material handling backlog was steady on a currency neutral basis.
Our MP segment had a good third quarter, with improved operating margins on higher net sales. We have been investing in expanding our environmental equipment and washing systems businesses and believe these will strengthen this segment going forward. The investment in these new product categories has helped offset some of the weakness in the commodity driven markets. We expect this segment to continue to have strong profitability throughout the remainder of the year.
Geographically, while sales in the North American market remain relatively strong, we have been impacted by lower oil and gas related activity. European markets are mixed with sales down slightly on a currency neutral basis. Most of the other markets are experiencing softness, particularly Brazil and Australia, although sales in the Middle East were up.
We generated approximately $62 million in free cash flow in the third quarter and we believe we still have the ability to generate between $200 million and $250 million in free cash flow for the full year 2015. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.
Overall, given where we are in the year and the challenging environment we are operating in, we believe we will be at or near the low end of our previously announced 2015 guidance for earnings per share of between $1.90 and $2.10 (excluding restructuring and unusual items) on net sales of between $6.1 billion and $6.4 billion.

Business Combination Agreement and Plan of Merger
On August 10, 2015, we entered into a Business Combination Agreement and Plan of Merger (the "BCA") with Konecranes Plc, a Finnish public company limited by shares ("Konecranes"). The combined company that would result from the transaction will be called Konecranes Terex Plc. and will be incorporated in Finland.
In the proposed transaction, a wholly-owned subsidiary of Konecranes would be merged with and into us and our shareholders would receive 0.8 of a Konecranes share for each existing Terex share (the “Merger”). Upon completion of the Merger, our shareholders would own approximately 60% and Konecranes shareholders would own approximately 40% of the combined company. The BCA includes undertakings by us and Konecranes that are typical in similar transactions, including undertakings by both companies to conduct their businesses in the ordinary course prior to the completion of the Merger.
The BCA may be terminated by us or Konecranes under certain circumstances prior to the completion of the Merger, including, for example, a material breach by either party of the terms and conditions of the BCA. The parties have further agreed on certain termination fees customary in similar transactions and payable to the other party under certain circumstances.

The transaction is subject to approval by both Terex and Konecranes shareholders, regulatory approvals, the listing of the Konecranes shares or American Depositary Shares on the New York Stock Exchange or another U.S. national securities exchange. Terex and Konecranes expect to convene meetings of their shareholders to approve the transaction in early 2016. Closing of the transaction is expected to occur during the first half of 2016.
See Note A – “Business Combination Agreement and Plan of Merger” in the notes to the Consolidated Financial Statements for further information regarding the proposed Merger.

ROIC

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

Terex management and Board of Directors use ROIC as one of the primary measures to assess operational performance, including in connection with certain compensation programs. We use ROIC as a unifying metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at September 30, 2015 was 9.7%.

Amounts described below are reported in millions of U.S. dollars, except for the effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Sep ‘15	Jun ‘15	Mar ‘15	Dec ’14	Sep ’14
Provision for (benefit from) income taxes	$30.8	$33.0	$11.6	$(41.5)
Divided by: Income (loss) before income taxes	76.9	119.3	10.1	39.4
Effective tax rate	40.1%	27.7%	114.9%	(105.3)%
Income (loss) from operations as adjusted	$109.4	$147.2	$46.5	$72.3
Multiplied by: 1 minus Effective tax rate	59.9%	72.3%	(14.9)%	205.3%
Adjusted net operating income (loss) after tax	$65.5	$106.4	$(6.9)	$148.4
Debt (as defined above)	$1,897.6	$1,906.6	$1,872.9	$1,788.8	$1,851.9
Less: Cash and cash equivalents	(301.1)	(332.7)	(351.3)	(478.2)	(344.5)
Debt less Cash and cash equivalents	1,596.5	1,573.9	1,521.6	1,310.6	1,507.4
Total Terex Corporation stockholders’ equity as adjusted	1,549.7	1,630.8	1,543.3	1,843.2	2,010.5
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$3,146.2	$3,204.7	$3,064.9	$3,153.8	$3,517.9

September 30, 2015 ROIC	9.7%
NOPAT as adjusted (last 4 quarters)	$313.4
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$3,217.5

	Three months ended 9/30/15	Three months ended 6/30/15	Three months ended 3/31/15	Three months ended 12/31/14
Reconciliation of income (loss) from operations:
Income (loss) from operations as reported	$111.9	$148.3	$44.2	$70.4
(Income) loss from operations for TFS	(2.5)	(1.1)	2.3	1.9
Income (loss) from operations as adjusted	$109.4	$147.2	$46.5	$72.3

Reconciliation of Terex Corporation stockholders’ equity:	As of 9/30/15	As of 6/30/15	As of 3/31/15	As of 12/31/14	As of 9/30/14
Terex Corporation stockholders’ equity as reported	$1,889.9	$1,915.0	$1,747.8	$2,005.9	$2,217.7
TFS Assets	(340.2)	(284.2)	(204.5)	(162.7)	(207.2)
Terex Corporation stockholders’ equity as adjusted	$1,549.7	$1,630.8	$1,543.3	$1,843.2	$2,010.5

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Consolidated

	Three Months Ended September 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,641.3	—	$1,809.8	—	(9.3)%
Gross profit	$336.6	20.5%	$357.3	19.7%	(5.8)%
SG&A	$224.7	13.7%	$240.5	13.3%	(6.6)%
Income from operations	$111.9	6.8%	$116.8	6.5%	(4.2)%

Net sales for the three months ended September 30, 2015 decreased $168.5 million when compared to the same period in 2014.  The decline in net sales was primarily due to lower net sales in all segments, except for MP. Our MHPS segment experienced the largest decline due to negative changes in foreign exchange rates and a decline in port automation equipment deliveries. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately 9 percent or $155 million. These declines were partially offset by net sales improvements and acquisitions in certain product lines or regions, particularly in our AWP, Construction, MP and Cranes segments.

Gross profit for the three months ended September 30, 2015 decreased $20.7 million when compared to the same period in 2014. The decrease was primarily due to declines in gross profit in our MHPS, Cranes and Construction segments. Changes in foreign exchange rates negatively impacted gross profit in all segments.

SG&A costs for the three months ended September 30, 2015 decreased by $15.8 million when compared to the same period in 2014.  The majority of the decrease in SG&A costs was due to the positive impact of changes in foreign exchange rates, particularly in our MHPS segment, offset by cost increases in our other segments, particularly our MP segment.

Income from operations for the three months ended September 30, 2015 decreased $4.9 million when compared to the same period in 2014.  The decrease was primarily due to lower operating performance in our Cranes and MHPS segments.

Aerial Work Platforms

	Three Months Ended September 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$573.8	—	$598.7	—	(4.2)%
Gross profit	$128.2	22.3%	$119.3	19.9%	7.5%
SG&A	$48.8	8.5%	$50.9	8.5%	(4.1)%
Income from operations	$79.4	13.8%	$68.4	11.4%	16.1%

Net sales for the AWP segment for the three months ended September 30, 2015 decreased $24.9 million when compared to the same period in 2014. Net sales decreased approximately $22 million due to the impact of foreign exchange rate changes, $14 million due to continuing softness in Latin America driven by the weak Brazilian economy, $9 million due to weakness in China and Asia Pacific, and $6 million from lower demand for telehandlers and other products in North America. These decreases were partially offset by an increase in net sales of $25 million in Europe from robust replacement demand.

Gross profit for the three months ended September 30, 2015 increased $8.9 million when compared to the same period in 2014. The increase was primarily due to lower material costs (primarily steel) and manufacturing efficiencies of $22 million. Lower pricing of $12 million partially offset the lower costs achieved in the current quarter.

SG&A costs for the three months ended September 30, 2015 decreased $2.1 million when compared to the same period in 2014.  The decrease in SG&A costs was primarily due to the positive impact of foreign exchange rate changes of approximately $2 million as costs and corporate allocations were relatively flat when compared to 2014.

Income from operations for the three months ended September 30, 2015 increased $11.0 million when compared to the same period in 2014.  The increase was due to the items noted above, particularly lower materials costs and manufacturing efficiencies, partially offset by lower pricing.

Construction

	Three Months Ended September 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$180.1	—	$207.3	—	(13.1)%
Gross profit	$23.0	12.8%	$24.6	11.9%	(6.5)%
SG&A	$20.3	11.3%	$23.0	11.1%	(11.7)%
Income from operations	$2.7	1.5%	$1.6	0.8%	68.8%

Net sales for the Construction segment for the three months ended September 30, 2015 decreased $27.2 million when compared to the same period in 2014. Net sales decreased by $27 million due to the disposition of our majority interest in the compact track loader business in the fourth quarter of 2014, approximately $18 million from unfavorable foreign currency exchange rates, and $7 million from volume reductions in parts and machine sales. Partially offsetting these decreases was an increase of $16 million primarily due to site dumper sales in the U.K. and an increase of $9 million primarily due to concrete mixer truck sales in the U.S.

Gross profit for the three months ended September 30, 2015 decreased $1.6 million when compared to the same period in 2014, primarily due to the impact of the business disposition noted above and the negative impact of foreign exchange rate changes, partially offset by improved overall manufacturing margins.

SG&A costs for the three months ended September 30, 2015 decreased $2.7 million when compared to the same period in 2014 primarily due to the impact of the disposition noted above and the positive impact of foreign exchange rate changes, partially offset by higher engineering costs in Europe.

Income from operations for the three months ended September 30, 2015 increased $1.1 million when compared to the same period in 2014.

Cranes

	Three Months Ended September 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$411.7	—	$419.7	—	(1.9)%
Gross profit	$65.5	15.9%	$75.5	18.0%	(13.2)%
SG&A	$53.1	12.9%	$53.7	12.8%	(1.1)%
Income from operations	$12.4	3.0%	$21.8	5.2%	(43.1)%

Net sales for the Cranes segment for the three months ended September 30, 2015 decreased by $8.0 million when compared to the same period in 2014.  Negative impacts of foreign exchange rate changes on net sales of approximately $45 million were partially offset by increased crane products volumes of $20 million, mainly in Europe, Latin America and Asia, and a $19 million increase in net sales for utility products in North America, which includes sales from an acquired business.

Gross profit for the three months ended September 30, 2015 decreased by $10.0 million when compared to the same period in 2014 primarily due to negative impacts of foreign exchange rate changes and transactional foreign exchange rate losses of approximately $7 million and lower absorption of manufacturing costs of $5 million. Also contributing to the decrease were higher warranty charges, costs associated with workforce reductions and higher product liability expense.

SG&A costs for the three months ended September 30, 2015 decreased $0.6 million over the same period in 2014 primarily due to the positive impact of foreign exchange rate changes. This decrease was partially offset by increased selling expenses for utility products in North America, including marketing and trade show expenses, additional costs related to an acquired business, and restructuring costs.

Income from operations for the three months ended September 30, 2015 decreased $9.4 million when compared to the same period in 2014, primarily due to the operational items noted above.

Material Handling & Port Solutions

	Three Months Ended September 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$366.7	—	$468.2	—	(21.7)%
Gross profit	$80.3	21.9%	$101.9	21.8%	(21.2)%
SG&A	$70.0	19.1%	$84.3	18.0%	(17.0)%
Income from operations	$10.3	2.8%	$17.6	3.8%	(41.5)%

Net sales for the MHPS segment for the three months ended September 30, 2015 decreased $101.5 million when compared to the same period in 2014. Net sales decreased $65 million due to lower port automation sales, approximately $57 million due to the negative impact of foreign exchange rate changes, and $7 million due to divestitures. These decreases were partially offset by a $26 million increase in net sales related to mobile harbor cranes.

Gross profit for the three months ended September 30, 2015 decreased $21.6 million when compared to the same period in 2014. The decrease was due to unfavorable changes in product mix of $17 million and the negative effect of foreign exchange rate changes of approximately $12 million. The prior year period included $10 million in restructuring charges that did not recur in the current year period.

SG&A costs for the three months ended September 30, 2015 decreased $14.3 million when compared to the same period in 2014. The decrease was due to approximately $12 million of positive impact of foreign exchange rate changes.

Income from operations for the three months ended September 30, 2015 decreased $7.3 million. The decrease was due to items noted above, particularly lower net sales.

Materials Processing

	Three Months Ended September 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$158.9	—	$155.6	—	2.1%
Gross profit	$36.6	23.0%	$29.8	19.2%	22.8%
SG&A	$22.7	14.3%	$21.1	13.6%	7.6%
Income from operations	$13.9	8.7%	$8.7	5.6%	59.8%

Net sales for the MP segment for the three months ended September 30, 2015 increased by $3.3 million when compared to the same period in 2014. The increase was due to $18 million higher net sales from our environmental equipment business, including $13 million from an acquired business, and increased net sales in India. This increase was partially offset by approximately $13 million of negative impact of foreign exchange rate changes on net sales as well as continued softness in mining-related markets.

Gross profit for the three months ended September 30, 2015 increased by $6.8 million when compared to the same period in 2014. The increase was primarily due to cost reductions, increased margin contributions from our global parts program and the effect of an acquisition. Partially offsetting these improvements was the negative impact of foreign exchange rate changes.

SG&A costs for the three months ended September 30, 2015 increased by $1.6 million when compared to the same period in 2014. The increase was primarily due to increased costs associated with an acquired business, partially offset by the positive effect of foreign exchange rate changes.

Income from operations for the three months ended September 30, 2015 increased $5.2 million. The increase was primarily due to the items noted above, particularly higher net sales from our environmental equipment business.

Corporate / Eliminations

	Three Months Ended September 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(49.9)	—	$(39.7)	—	*
Loss from operations	$(6.8)	*	$(1.3)	*	*

*	Not meaningful as a percentage

Net sales amounts include elimination of intercompany sales activity among segments.

Interest Expense, Net of Interest Income

During the three months ended September 30, 2015, our interest expense net of interest income was $23.6 million, or $2.9 million lower than the same period in the prior year. The reduction resulted from the settlement of the 4% Convertible Notes on June 1, 2015 and lower effective interest rates in the current year period.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended September 30, 2015 was expense of $11.4 million, or $10.1 million higher expense when compared to the same period in the prior year. The increase is primarily due to $8.6 million of merger related costs recorded in the current year period.

Income Taxes

During the three months ended September 30, 2015, we recognized income tax expense of $30.8 million on income of $76.9 million, an effective tax rate of 40.1%, as compared to income tax expense of $27.7 million on income of $86.4 million, an effective tax rate of 32.1%, for the three months ended September 30, 2014.  The higher effective tax rate for the three months ended September 30, 2015 was primarily due to an increase in the provision for uncertain tax positions compared to a reduction in the uncertain tax positions provision in the three months ended September 30, 2014.

Gain (Loss) on Disposition of Discontinued Operations

During the three months ended September 30, 2015, we recognized a loss on disposition of discontinued operations of $1.2 million, compared to a gain on disposition of discontinued operations of $5.5 million recognized in the prior year period. The prior year gain was related to the sale of the truck business in May 2014.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Consolidated

	Nine Months Ended September 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$4,965.4	—	$5,519.5	—	(10.0)%
Gross profit	$997.4	20.1%	$1,114.5	20.2%	(10.5)%
SG&A	$693.0	14.0%	$761.8	13.8%	(9.0)%
Income from operations	$304.4	6.1%	$352.7	6.4%	(13.7)%

Net sales for the nine months ended September 30, 2015 decreased $554.1 million when compared to the same period in 2014.  The decline in net sales was driven by lower net sales across all segments, with the largest declines coming from MHPS and AWP. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately 9% or $470 million. The decline was partially offset by improvements in certain product lines or regions, in all of our segments.

Gross profit for the nine months ended September 30, 2015 decreased $117.1 million when compared to the same period in 2014. The decrease was primarily due to declines in gross profit in all segments, except MP. Changes in foreign exchange rates negatively impacted gross profit in all segments. These decreases were partially offset by volume related improvements in our MP segment.

SG&A costs for the nine months ended September 30, 2015 decreased by $68.8 million when compared to the same period in 2014.  The majority of the decrease in SG&A costs was due to the positive impact of changes in foreign exchange rates, particularly in our MHPS segment.

Income from operations for the nine months ended September 30, 2015 decreased $48.3 million when compared to the same period in 2014.  The decrease was primarily due to lower operating performance in our AWP and Cranes segments.

Aerial Work Platforms

	Nine Months Ended September 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,758.1	—	$1,901.5	—	(7.5)%
Gross profit	$380.2	21.6%	$416.6	21.9%	(8.7)%
SG&A	$153.6	8.7%	$152.5	8.0%	0.7%
Income from operations	$226.6	12.9%	$264.1	13.9%	(14.2)%

Net sales for the AWP segment for the nine months ended September 30, 2015 decreased $143.4 million when compared to the same period in 2014. Net sales decreased approximately $65 million due to the negative impact of foreign exchange rate changes. North American net sales decreased $65 million due to lower pricing and softening demand for telehandlers and other products, which are impacted by the uncertainty surrounding oil and gas markets. Sales in Latin America were lower by $61 million due to the continuing impact of economic uncertainties in Brazil as well as softer pricing. These decreases were partially offset by increased net sales of $51 million in Europe due to robust replacement demand.

Gross profit for the nine months ended September 30, 2015 decreased $36.4 million when compared to the same period in 2014. Unfavorable pricing contributed $27 million to the decline. Lower sales volume and mix in the current year period contributed approximately $19 million to the decrease. Also contributing to the decrease in gross profit in the current year period were changes in freight terms, lower used equipment margins, unfavorable changes in foreign currency exchange rates, and a Brazilian import credit received in 2014 but not received in 2015. These decreases were partially offset by $25 million of reduced material costs and $5 million of favorable factory utilization.

SG&A costs for the nine months ended September 30, 2015 increased $1.1 million when compared to the same period in 2014. The increase in SG&A costs was primarily due to increased corporate allocated costs and general and administrative expenses, partially offset by approximately $5 million of positive impact from foreign exchange rate changes.

Income from operations for the nine months ended September 30, 2015 decreased $37.5 million when compared to the same period in 2014.  The decrease was due to items noted above, particularly lower net sales and the negative impact of pricing in the current year period.

Construction

	Nine Months Ended September 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$517.7	—	$630.2	—	(17.9)%
Gross profit	$61.7	11.9%	$70.2	11.1%	(12.1)%
SG&A	$62.8	12.1%	$69.6	11.0%	(9.8)%
Income (loss) from operations	$(1.1)	(0.2)%	$0.6	0.1%	*
*    Not meaningful as a percentage

Net sales for the Construction segment for the nine months ended September 30, 2015 decreased by $112.5 million when compared to the same period in 2014. Net sales decreased by $85 million due to the disposition of our majority interest in the compact track loader business in the fourth quarter of 2014, approximately $58 million from negative foreign currency exchange rate changes, and $22 million from volume reductions in various other parts and machine sales. Partially offsetting these decreases was an increase of $29 million primarily due to site dumper sales in the U.K. and an increase of $24 million primarily due to concrete mixer truck sales in the U.S.

Gross profit for the nine months ended September 30, 2015 decreased $8.5 million when compared to the same period in 2014, primarily due to the impact of the business disposition noted above and the negative impact of foreign exchange rate changes, partially offset by improved overall manufacturing margins.

SG&A costs for the nine months ended September 30, 2015 decreased $6.8 million when compared to the same period in 2014, primarily due to the impact of the business disposition noted above and the positive impact of foreign exchange rate changes, partially offset by higher engineering costs in Europe and the allocation of higher corporate costs.

Loss from operations for the nine months ended September 30, 2015 was $1.1 million, compared to income from operations of $0.6 million for the period in 2014. The decrease in operating performance was due to items noted above, particularly the impacts of the business disposition noted above and foreign exchange rate changes.

Cranes

	Nine Months Ended September 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,262.4	—	$1,316.8	—	(4.1)%
Gross profit	$205.6	16.3%	$225.4	17.1%	(8.8)%
SG&A	$167.0	13.2%	$174.1	13.2%	(4.1)%
Income from operations	$38.6	3.1%	$51.3	3.9%	(24.8)%

Net sales for the Cranes segment for the nine months ended September 30, 2015 decreased by $54.4 million when compared to the same period in 2014. The negative impacts of foreign exchange rate changes on net sales and lower net sales for crane products in North America of approximately $138 million were partially offset by higher net sales for utility products in North America, including the contribution from an acquired business of $61 million, and crane products in Asia.

Gross profit for the nine months ended September 30, 2015 decreased by $19.8 million when compared to the same period in 2014. Negative impacts of foreign exchange rate changes and transactional foreign exchange losses of approximately $23 million and higher product liability costs of $3 million were partially offset by margins on higher volumes noted above.

SG&A costs for the nine months ended September 30, 2015 decreased $7.1 million from the same period in 2014 primarily due to the positive impact of foreign exchange rate changes of approximately $16 million. This decrease was partially offset by increased selling expenses for utility products in North America, additional costs related to an acquired business, and higher allocation of corporate costs.

Income from operations for the nine months ended September 30, 2015 decreased $12.7 million when compared to the same period in 2014. The decrease was due to the operational items noted above.

Material Handling & Port Solutions

	Nine Months Ended September 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,055.8	—	$1,267.8	—	(16.7)%
Gross profit	$231.2	21.9%	$283.7	22.4%	(18.5)%
SG&A	$223.9	21.2%	$269.7	21.3%	(17.0)%
Income from operations	$7.3	0.7%	$14.0	1.1%	(47.9)%

Net sales for the MHPS segment for the nine months ended September 30, 2015 decreased $212.0 million when compared to the same period in 2014. The decrease in net sales was primarily due to approximately $173 million negative impact of foreign exchange rate changes on net sales, an $85 million decrease in port automation sales in Western Europe, a $26 million decrease in industrial crane sales mainly in Europe & Latin America and a $20 million decrease in Material Handling net sales related to a business disposed of in 2014.  These decreases were partially offset by $38 million of incremental sales of mobile harbor cranes and stronger sales from our China location of $42 million, which are mainly comprised of ship-to-shore cranes, and stronger sales of port software solutions.

Gross profit for the nine months ended September 30, 2015 decreased $52.5 million when compared to the same period in 2014. The decrease was due to the approximately $38 million negative impact of foreign exchange rate changes, unfavorable changes in product mix of $23 million, and reduced sales volumes in Latin America and South Africa. The prior year period included $10 million in restructuring charges that did not recur in the current year period.

SG&A costs for the nine months ended September 30, 2015 decreased $45.8 million when compared to the same period in 2014. The majority of the decrease was due to the approximately $41 million positive impact of foreign exchange rate changes.

Income from operations for the nine months ended September 30, 2015 decreased $6.7 million when compared to the same period in 2014. The decrease was due to the items noted above, particularly from lower net sales.

Materials Processing

	Nine Months Ended September 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$472.4	—	$488.7	—	(3.3)%
Gross profit	$112.9	23.9%	$105.7	21.6%	6.8%
SG&A	$66.3	14.0%	$63.3	13.0%	4.7%
Income from operations	$46.6	9.9%	$42.4	8.7%	9.9%

Net sales for the MP segment for the nine months ended September 30, 2015 decreased by $16.3 million when compared to the same period in 2014. The decrease was primarily due to the approximately $36 million negative impact of foreign exchange rate changes. Additionally, continued softness in mining-related markets impacted net sales. The decrease was partially offset by an increase of $28 million higher net sales from our environmental equipment business, including $21 million from an acquired business, and increased sales in India.

Gross profit for the nine months ended September 30, 2015 increased by $7.2 million. The increase was primarily due to margin contributions from our global parts program and the effect of an acquisition. Partially offsetting these improvements was the negative impact of foreign exchange rate changes.

SG&A costs for the nine months ended September 30, 2015 increased by $3.0 million. The increase was due to expenses associated with our environmental equipment business, including the effect of an acquisition, and higher allocation of corporate costs, partially offset by the positive impact of foreign exchange rate changes when compared to the same period in 2014.

Income from operations for the nine months ended September 30, 2015 increased $4.2 million. The increase was due to items noted above.

Corporate / Eliminations

	Nine Months Ended September 30,
	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(101.0)	—	$(85.5)	—	*
Loss from operations	$(13.6)	*	$(19.7)	*	*
*    Not meaningful as a percentage

Net sales amounts include elimination of intercompany sales activity among segments.

Interest Expense, Net of Interest Income

During the nine months ended September 30, 2015, our interest expense net of interest income was $76.8 million, or $9.3 million lower than the same period in the prior year. This reflects the impact of lower interest rates and lower debt balances in the current year period.

Loss on early extinguishment of debt

In connection with the termination of the 2011 Credit Agreement, we recorded charges of $2.6 million for the accelerated amortization of debt acquisition costs and original issue discount as a loss on early extinguishment of debt for the nine months ended September 30, 2014.

Other Income (Expense) – Net

Other income (expense) – net for the nine months ended September 30, 2015 was an expense of $21.3 million, or $15.1 million higher expense when compared to the same period in the prior year, primarily due to $9.5 million of merger related costs and higher foreign exchange losses in the current year period.

Income Taxes

During the nine months ended September 30, 2015, we recognized income tax expense of $75.4 million on income of $206.3 million, an effective tax rate of 36.5%, as compared to income tax expense of $79.2 million on income of $257.8 million, an effective tax rate of 30.7%, for the nine months ended September 30, 2014.  The higher effective tax rate for the nine September 30, 2015 was primarily due to increased losses not benefited when compared to the nine months ended September 30, 2014.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations for the nine months ended September 30, 2015 decreased by $1.4 million when compared to the same period in the prior year as the truck business was sold in May 2014.

Gain (Loss) on Disposition of Discontinued Operations

The gain on disposition of discontinued operations was $57.0 million lower in the current year period when compared to the prior year period primarily related to the sale of the truck business in May 2014.

LIQUIDITY AND CAPITAL RESOURCES

We continue to focus on generating cash and improving margins. Consistent with our expectations, we generated cash in the three months ended September 30, 2015, and as a result, we increased our liquidity (cash and availability under our revolving credit line) by approximately $11 million as compared to June 30, 2015. We had free cash flow of approximately $43 million in the nine months ended September 30, 2015. This was primarily due to net income generated in the current year period. We believe we still have the ability to generate between $200 million and $250 million in free cash flow for the full year 2015.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

	Three Months Ended 9/30/2015	Nine Months Ended 9/30/2015
Net cash provided by (used in) operating activities	$28.2	$(56.6)
Plus: Increase in TFS assets	56.0	177.5
Less: Increase in cash for securitization settlement	2.0	(4.8)
Less: Capital expenditures	(24.7)	(73.4)
Free cash flow	$61.5	$42.7

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets.  We had cash and cash equivalents of $301.1 million at September 30, 2015.  The majority of the cash held by our foreign subsidiaries is expected to be maintained locally because we plan to reinvest such cash and cash equivalents to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of these operations. Such cash could be used in the U.S., if necessary. Cash repatriated to the U.S. could be subject to incremental local and U.S. taxation. Currently, there are no trends, demands or uncertainties as a result of the Company’s cash re-investment policy that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility.

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

During the first nine months of 2015, cash used in inventory was approximately $140 million as production ramped up for expected future deliveries. Working capital as percent of trailing three month annualized net sales was 27.9% at September 30, 2015.

The following tables show the calculation of our working capital and trailing three months annualized sales as of September 30, 2015 (in millions):

Three Months Ended 9/30/2015
Net Sales	$1,641.3
x	4
Trailing Three Month Annualized Net Sales	$6,565.2

As of 9/30/15
Inventories	$1,545.6
Trade Receivables	1,183.4
Less: Trade Accounts Payable	(740.4)
Less: Customer Advances	(158.8)
Total Working Capital	$1,829.8

Our credit agreement provides us with a revolving line of credit of up to $600 million. See Note M – “Long-Term Obligations,” in our Condensed Consolidated Financial Statements for information concerning our credit agreement. We had $527.7 million available for borrowing under our revolving credit facilities at September 30, 2015. The credit agreement also allows incremental commitments, which may be extended at the option of the lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both as long as we satisfy a secured debt financial ratio contained in the credit facilities. We had $72.3 million of outstanding borrowings under our revolving credit facilities as well as U.S. dollar and Euro denominated term loans totaling $446.5 million under our credit agreement as of September 30, 2015.

Interest rates charged under the revolving line of credit in our credit agreement are subject to adjustment based on our consolidated leverage ratio. The U.S. dollar term loans bear interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 2.75%, with a floor of 0.75% on LIBOR. The Euro term loans bear interest at a rate of Euro Interbank Offer Rate (“EURIBOR”) plus 2.75%, with a floor of 0.75% on EURIBOR. At September 30, 2015, the weighted average interest rate on these term loans was 3.50%. The weighted average interest rate on our revolving credit amounts at September 30, 2015 was 2.68%.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

The revolving line of credit under our credit facility matures in August 2019 and our term loans under our credit facility mature in August 2021.  Our 6-1/2% Senior Notes mature April 1, 2020 and our 6% Senior Notes mature May 15, 2021.  Upon completion of the Merger, the debt under our credit facility and both senior notes could potentially accelerate to dates earlier than the above dates. As a result, on August 10, 2015, we and Konecranes entered into a Commitment Letter (the "Commitment Letter") with Credit Suisse Securities (USA) LLC ("CS Securities") and Credit Suisse AG ("CS" and, together with CS Securities and their respective affiliates, "Credit Suisse") in which Credit Suisse committed to provide us and Konecranes with financing for (A) senior secured credit facilities in an aggregate principal amount of up to $1.65 billion, consisting of (i) a senior secured term loan facility in an aggregate principal amount of $900.0 million (such aggregate principal amount to be allocated between a U.S. dollar-denominated term loan facility to be made to the Company and a Euro-denominated term loan facility in an aggregate principal amount of up to €450.0 million to be made to Konecranes or one of its subsidiaries) and (ii) two senior secured revolving credit facilities in an aggregate principal amount of up to $750.0 million and (B) a senior unsecured bridge facility in an aggregate principal amount of up to $1.15 billion. As a result of the receipt of the consents noted in Note M - “Long-Term Obligations,” in our Condensed Consolidated Financial Statements, we and Konecranes notified Credit Suisse that we terminated the commitments of the lenders in the amount of $1.15 billion with respect to the bridge facility under the commitment letter from Credit Suisse dated August 10, 2015.

Our investment in financial services assets was approximately $340 million, net at September 30, 2015. We remain focused on expanding financing solutions in key markets like the U.S. and Europe. We also anticipate using TFS to drive incremental sales by increasing direct customer financing through TFS in certain instances.

On May 28, 2015, we entered into a securitization facility with capacity up to $350 million secured by equipment loans and leases to our customers originated by TFS. This is part of our effort to leverage our investment in financial services assets for reductions in borrowing costs. As of September 30, 2015, the Company had $179.9 million in loans outstanding under this facility. See Note M – “Long-Term Obligations,” in our Condensed Consolidated Financial Statements for information concerning this securitization facility.

On June 1, 2015 we paid cash of $131.1 million (including accrued interest of $2.3 million) and issued approximately 3.4 million shares of $.01 par value common stock to settle the 4% Convertible Notes. See Note M – “Long-Term Obligations,” in our Condensed Consolidated Financial Statements for information concerning the 4% Convertible Notes.

In February 2015, we announced authorization by our Board of Directors for the repurchase of up to $200 million of our outstanding shares of common stock. During the nine months ended September 30, 2015 we repurchased approximately 1.9 million shares for approximately $50 million under this program. In each of the first three quarters of 2015, our Board of Directors also declared a dividend of $0.06 per share, which was paid to our shareholders. It is our intention to pay four quarterly dividends of $0.06 per share, for an aggregate of $0.24 per share, for the calendar year of 2015. However, future declarations of quarterly dividends are subject to the determination of our Board of Directors.

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

Cash Flows

Cash used in operations for the nine months ended September 30, 2015 totaled $56.6 million, compared to cash provided by operations of $116.6 million for the nine months ended September 30, 2014.  The change in cash from operations was primarily driven by lower net income and higher cash used in working capital in the nine months ended September 30, 2015 when compared to the prior year period.

Cash used in investing activities for the nine months ended September 30, 2015 was $144.1 million, compared to $99.2 million cash provided by investing activities for the nine months ended September 30, 2014. The increase of cash used in investing activities was primarily due to proceeds received in the prior year period related to the sale of our truck business, as well as higher cash used for acquisitions and higher capital expenditures in the nine months ended September 30, 2015 when compared to the prior year period.

Cash provided by financing activities was $53.2 million for the nine months ended September 30, 2015, compared to cash used in financing activities for the nine months ended September 30, 2014 of $261.6 million. The change in cash from financing was primarily due to increased net borrowings in the current year period and purchases of noncontrolling interest shares in the prior year period that did not recur in the current year period.

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

See Note O – “Litigation and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for further information regarding our guarantees.

There can be no assurance that our historical experience in used equipment markets will be indicative of future results.  Our ability to recover losses from our guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies.  The major foreign currencies, among others, in which we do business are the Euro, Australian Dollar and British Pound.  We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts.  At September 30, 2015, we had foreign exchange contracts with a notional value of $235.9 million that were initially designated as hedge contracts.

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

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and other matters. See Note O – “Litigation and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for more information concerning contingencies and uncertainties, including our ERISA, securities, stockholder derivative and Merger lawsuits.  We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage, intellectual property and other insurable risk required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any of our costs. However, we do not believe that these contingencies and uncertainties will, individually or in the aggregate, have a material adverse effect on our operations. For contingencies and uncertainties other than income taxes, when it is probable that a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note B – “Basis of Presentation” in the accompanying Consolidated Financial Statements for a listing of recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that exist as part of our ongoing business operations and we use derivative financial instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. For further information on accounting policies related to derivative financial instruments, refer to Note K – “Derivative Financial Instruments” in our Condensed Consolidated Financial Statements.

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

At September 30, 2015, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the nine months ended September 30, 2015 would have had an approximately $6 million impact on the translation effect reported in operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate, Commercial Paper rate, LIBOR and EURIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At September 30, 2015, approximately 29% of our debt was floating rate debt and the weighted average interest rate for all debt was 4.97%.

At September 30, 2015, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings impact on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at September 30, 2015 would have increased interest expense by approximately $1 million for the nine months ended September 30, 2015.

Commodities Risk

Principal materials and components that we use in our manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. In the first nine months of 2015, minor, unfavorable input cost changes in some areas were more than off-set by favorable changes in steel prices and other areas.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2015, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2015.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the quarterly period ended September 30, 2015 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, other than the addition of the risk factor “Risks related to the Merger” and the updates to the risk factor entitled “We rely on key management” both as set forth below:

Risks related to the Merger

Whether or not the merger is completed, the announcement and pendency of the merger could impact or cause disruptions in the businesses of Terex, which could have an adverse effect on the businesses and operating results of Terex before the merger, and the combined company after the merger. For example:

•	Terex employees may experience uncertainty about their future roles with the combined company, which might adversely affect Terex’s ability to retain and hire key personnel and other employees;

•
the attention of Terex’s management may be directed toward completion of the merger and transaction-related considerations and may be diverted from the day-to-day operations and pursuit of other opportunities that could have been beneficial to the businesses of Terex;

•	customers, distributors, vendors or suppliers may seek to modify or terminate their business relationships with Terex, or delay or defer decisions concerning Terex;

•	we have incurred and will continue to incur significant transaction costs in connection with the Merger regardless of whether the Merger is consummated; and

•	we may be required to pay, in certain circumstances, a termination fee of up to $37 million to Konecranes.

These disruptions could be exacerbated by a delay in the completion of the merger or termination of the business combination agreement.

We rely on key management

We rely on the management and leadership skills of our senior management team, particularly those of the Chief Executive Officer. The loss of the services of key employees or senior officers, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about our purchases during the quarter ended September 30, 2015 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
July 1, 2015 - July 31, 2015	—	$—	—	$150,000
August 1, 2015 - August 31, 2015	—	$—	—	$150,000
September 1, 2015 - September 30, 2015	—	$—	—	$150,000
Total	—	$—	—	$150,000

(1)	In February 2015, we announced authorization by our Board of Directors for the repurchase of up to $200 million of the Company’s outstanding common shares.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEREX CORPORATION
(Registrant)

Date:	October 23, 2015	/s/ Kevin P. Bradley
Kevin P. Bradley
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	October 23, 2015	/s/ Mark I. Clair
Mark I. Clair
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

2.1
Business Combination Agreement and Plan of Merger among Terex Corporation, Konecranes Plc, Konecranes, Inc. and Konecranes Acquisition Company LLC (incorporated by reference to Exhibit 2.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated August 10, 2015 and filed with the Commission on August 13, 2015).

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

3.5
Amended and Restated Bylaws of Terex Corporation (incorporated by reference to Exhibit 3.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 15, 2015 and filed with the Commission on October 19, 2015).

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

4.7
Supplemental Indenture to the Third Supplemental Indenture dated as of March 27, 2012 to Senior Debt Indenture dated as of July 20, 2007, with HSBC Bank USA, National Association as Trustee relating to the 6.50% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 8, 2015 and filed with the Commission on September 14, 2015).

4.8
Supplemental Indenture to the Fourth Supplemental Indenture, dated as of November 26, 2012, to the Senior Debt Indenture dated as of July 20, 2007, with HSBC Bank USA, National Association as Trustee relating to 6% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 8, 2015 and filed with the Commission on September 14, 2015).

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

10.18
Loan and Security Agreement, dated as of May 28 2015, among TFS Funding I, LLC, Terex Financial Services, Inc., Institutional Secured Funding (Jersey) Limited, Credit Suisse AG (Cayman Islands Branch) and Credit Suisse AG (New York Branch). ^

10.19	Commitment Letter dated August 10, 2015, among Terex Corporation, Konecranes Plc, Credit Suisse Securities (USA) LLC and Credit Suisse AG.*

10.20
Amended and Restated Employment and Compensation Agreement, dated August 9, 2012, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated August 9, 2012 and filed with the Commission on August 13, 2012). ***

10.21
Life Insurance Agreement, dated as of October 13, 2006, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 13, 2006 and filed with the Commission on October 16, 2006). ***

10.22
Transition and Retirement Agreement between Terex Corporation and Phillip C. Widman, dated October 19, 2012 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 19, 2012 and filed with the Commission on October 22, 2012). ***

10.23
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 29, 2011 and filed with the Commission on March 31, 2011). ***

10.24
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 29, 2011 and filed with the Commission on March 31, 2011). ***

10.25
Employment Letter from Terex Corporation signed by John Garrison on October 15, 2015 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 15, 2015 and filed with the Commission on October 19, 2015).

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
^
Portions of this exhibit have been omitted pursuant to a Confidential Treatment Order dated October 7, 2015 issued by the Commission. The omitted portions have been separately filed with the Commission.