Form 10-K
period 2015-12-31
TEREX CORP
filed 2016-02-22
CIK 97216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $2,426 million based on the last sale price on June 30, 2015.

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK OUTSTANDING WAS 108.6 MILLION AS OF February 18, 2016.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

As used in this Annual Report on Form 10-K, unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.” This Annual Report generally speaks as of December 31, 2015, unless specifically noted otherwise.

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

•
the effect of the announcement and pendency of the merger with Konecranes Plc (“Konecranes”) on our customers, employees, suppliers, vendors, distributors, dealers, retailers, operating results and business generally, and the diversion of management’s time and attention;

•	our ability to successfully integrate acquired businesses, including the pending merger with Konecranes;

•	our need to comply with restrictive covenants contained in our debt agreements;

•	our ability to generate sufficient cash flow to service our debt obligations and operate our business;

•	our ability to access the capital markets to raise funds and provide liquidity;

•	our business is sensitive to government spending;

•	our business is highly competitive and is affected by our cost structure, pricing, product initiatives and other actions taken by competitors;

•	our retention of key management personnel;

•	the financial condition of suppliers and customers, and their continued access to capital;

•	our providing financing and credit support for some of our customers;

•	we may experience losses in excess of recorded reserves;

•	the carrying value of our goodwill and other indefinite-lived intangible assets could become impaired;

•	our ability to obtain parts and components from suppliers on a timely basis at competitive prices;

•	our business is global and subject to changes in exchange rates between currencies, commodity price changes, regional economic conditions and trade restrictions;

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
For the Year Ended December 31, 2015

PART I

ITEM 1.	BUSINESS

GENERAL

Terex is a lifting and material handling solutions company. We are focused on improving our operations and delivering reliable, customer-driven solutions for a wide range of commercial applications, including the construction, infrastructure, quarrying, mining, manufacturing, transportation, energy and utility industries. We report in five business segments: (i) Aerial Work Platforms; (ii) Cranes; (iii) Material Handling & Port Solutions; (iv) Materials Processing; and (v) Construction.

Our Company was incorporated in Delaware in October 1986 as Terex U.S.A., Inc. We have changed significantly since that time, achieving $6.5 billion of net sales in 2015. Much of our growth has been accomplished through acquisitions, and as part of managing our portfolio of companies, we regularly consider the divestiture of non-core businesses and products. We also continue to focus on becoming an industry leading operating company.

As we have expanded our operations, our business has become increasingly international in scope, with our products manufactured in North and South America, Europe, Australia and Asia and sold worldwide. We continue to focus on expanding our business globally, with a continued emphasis on developing markets such as China, India, Latin America, Africa and the Middle East.

For financial information about our industry and geographic segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note C – “Business Segment Information” in the Notes to the Consolidated Financial Statements.

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

AWP has the following significant manufacturing operations:

•	Aerial work platform equipment is manufactured in Redmond and Moses Lake, Washington, Rock Hill, South Carolina, Umbertide, Italy, Coventry, England and Changzhou, China;

•	Telehandlers are manufactured in Oklahoma City, Oklahoma and Umbertide, Italy; and

•	Trailer-mounted light towers are manufactured in Rock Hill, South Carolina.

We have a parts and logistics center located in North Bend, Washington for our aerial work platform equipment. Additionally, a portion of our aerial work platform parts business is conducted at a shared Terex facility in Southaven, Mississippi. Our European and Asian Pacific parts and logistics operations are conducted through out-sourced facilities.

CRANES

Our Cranes segment designs, manufactures, services, refurbishes and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, lattice boom truck cranes, utility equipment and truck-mounted cranes (boom trucks), as well as their related components and replacement parts. Customers use these products primarily for construction, repair and maintenance of commercial buildings, manufacturing facilities, energy related projects, construction and maintenance of utility and telecommunication lines, tree trimming and certain construction and foundation drilling applications and a wide range of infrastructure projects. We market our Cranes products principally under the Terex® brand name.

Cranes has the following significant manufacturing operations:

•	Rough terrain cranes are manufactured in Crespellano, Italy and Waverly, Iowa;

•	All-terrain cranes are manufactured in Montceau-les-Mines, France, Zweibrücken and Bierbach-Homburg, Germany;

•	Truck cranes are manufactured in Waverly, Iowa;

•	Truck-mounted cranes are manufactured in Waverly, Iowa;

•	Tower cranes are manufactured in Fontanafredda, Italy;

•	Lattice boom crawler cranes are manufactured in Oklahoma City, Oklahoma, Jinan, China, Zweibrücken and Bierbach-Homburg, Germany;

•	Pick and carry cranes are manufactured in Brisbane, Australia;

•	Lattice boom truck cranes are manufactured in Zweibrücken and Bierbach-Homburg, Germany;

•	Steel assemblies for cranes are manufactured in Bierbach-Homburg, Germany and Pecs, Hungary; and

•	Utility products are manufactured in Watertown and Huron, South Dakota, Fort Wayne, Indiana, Waukesha, Wisconsin, Betim, Brazil and Jinan, China.

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

MHPS has the following significant manufacturing operations:

•	Universal cranes are manufactured in Banbury, UK, Milan, Italy, Solon, Ohio, Cotia, Brazil, Boksburg, South Africa, Chakan, India and Shanghai, China;

•	Process cranes are manufactured in Slany, Czech Republic, Banbury, UK, Solon, Ohio, Boksburg, South Africa, Chakan, India, Shanghai, China and Cotia, Brazil;

•	Rope and chain hoists are manufactured in Wetter an der Ruhr, Germany, Shanghai, China, Milan, Italy and Cotia, Brazil;

•	Electric motors are manufactured in Uslar, Germany;

•	Light crane systems are manufactured in Shanghai, China, Cotia, Brazil, Chakan, India and Wetter an der Ruhr, Germany;

•	Mobile harbor cranes are manufactured in Düsseldorf, Germany and Xiamen, China;

•	Automated stacking cranes and automated guided vehicles are manufactured in Düsseldorf, Germany;

•	Rubber tired gantry cranes, rail mounted gantry cranes, ship-to-shore gantry cranes, reach stackers, empty container handlers and other material handling equipment are manufactured in Xiamen, China;

•	Reach stackers are manufactured in Montceau-les-Mines, France;

•	Straddle and sprinter carriers are manufactured in Würzburg, Germany; and

•	Empty container handlers, full container handlers and general cargo lift trucks are manufactured in Lentigione, Italy.

We offer a range of services for cranes and lifting equipment, port management software and logistics solutions, and operate a global network of service stations.

We have a 50% interest in a Singapore-based company that manufactures industrial cranes in eight locations around the world.

MATERIALS PROCESSING

Our Materials Processing (“MP”) segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders, wood processing, biomass and recycling machines and their related components and replacement parts. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries. We market our MP products principally under the Terex® Powerscreen® and CBI® brand names and the Terex® name in conjunction with certain historic brand names.

MP has the following significant manufacturing operations:

•	Mobile crushers, mobile screens and washing systems are manufactured in Omagh and Dungannon, Northern Ireland;

•	Mobile crushers, mobile screens, base crushers, base screens and washing systems are manufactured in Hosur, India, primarily for the Indian market;

•	Base crushers and base screens are manufactured in Subang Jaya, Malaysia and Oklahoma City, Oklahoma;

•	Screening equipment is manufactured in Durand, Michigan;

•	Base crushers are manufactured in Coalville, England; and

•	Wood processing, biomass and recycling equipment systems are manufactured in Newton, New Hampshire, Haid bei, Austria and Dungannon, Northern Ireland.

We have a North American distribution center in Louisville, Kentucky and service centers in Australia, Thailand, Turkey and Malaysia.

We have a 50% interest in a Chinese company that manufactures mobile crushers and mobile screens primarily for the Chinese market.

CONSTRUCTION

Our Construction segment designs, manufactures and markets two primary categories of construction equipment and their related components and replacement parts:

•	Compact construction equipment, including loader backhoes, mini and midi excavators, wheeled excavators, site dumpers, compaction rollers and wheel loaders; and

•	Specialty equipment, including material handlers, concrete mixer trucks and concrete pavers.

Customers use these products in construction and infrastructure projects, in building roads, bridges, residential and commercial buildings, industrial sites and for material handling applications. We market our Construction products principally under the Terex® brand name, and for certain products, the Terex® name in conjunction with certain historic brand names.

Construction has the following significant manufacturing operations:

Compact Construction Equipment

•	Site dumpers, compaction rollers and loader backhoes, as well as certain products for our AWP segment, are manufactured in Coventry, England;

•	A range of wheel loaders, wheeled excavators and mini, mobile, and midi excavators are manufactured in Crailsheim, Germany; and

•	Loader backhoes are manufactured in Greater Noida, Uttar Pradesh, India for markets in India and neighboring countries.

Specialty Equipment

•	Material handlers are manufactured in Bad Schönborn, Germany;

•	Concrete pavers are manufactured in Canton, South Dakota; and

•	Front and rear discharge concrete mixer trucks are manufactured in Fort Wayne, Indiana.

Construction’s Americas distribution center is in Southaven, Mississippi and serves as a machine and parts center for Construction and other Terex operations.

We have a minority interest in a company that manufactures skid steers and compact track loaders in the United States.

BUSINESS COMBINATION AND PLAN OF MERGER

On August 10, 2015, we entered into a Business Combination Agreement and Plan of Merger (the "BCA") with Konecranes Plc, a Finnish public company limited by shares ("Konecranes"). The combined company that would result from the transaction will be called Konecranes Terex Plc and will be incorporated in Finland.
In the proposed transaction, a wholly-owned subsidiary of Konecranes would be merged with and into Terex and our shareholders would receive 0.8 of a Konecranes share for each existing Terex share (the “Merger”). Upon completion of the Merger, our shareholders would own approximately 60% and Konecranes shareholders would own approximately 40% of the combined company. The BCA includes undertakings by us and Konecranes that are typical in similar transactions, including undertakings by both companies to conduct their businesses in the ordinary course prior to the completion of the Merger.
The BCA may be terminated by us or Konecranes under certain circumstances prior to the completion of the Merger, including, for example, because of a material breach by either party of the terms and conditions of the BCA. The parties have further agreed on certain termination fees customary in similar transactions and payable to the other party under certain circumstances.
The transaction is subject to approval by both Terex and Konecranes shareholders, regulatory approvals, and the listing of the Konecranes shares or American Depositary Shares (the “ADSs”) on the New York Stock Exchange or another U.S. national securities exchange. Terex and Konecranes expect to convene meetings of their shareholders to approve the transaction in the first half of 2016. Closing of the transaction is expected to occur during the first half of 2016.
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

The on-book financing activities of TFS have primarily been limited to the United States and China. Additionally, in those countries in which TFS engages in on-book financing, TFS continually evaluates the level to which it utilizes third party funding versus direct customer financing to meet its business objectives.

TFS continually monitors used equipment values of Terex equipment in the secondary market sales channels for all of our equipment categories. This provides a basis for TFS to project future values of equipment for the underwriting of leases or loans. These re-marketing channels are also used if equipment is returned at end of lease, or is repossessed in case of a customer default. TFS uses the resale channel which maximizes proceeds and/or mitigates risk for Terex and our funding partners.

DISCONTINUED OPERATIONS

On May 30, 2014, the Company sold its truck business, which was consolidated in the Construction segment, to Volvo Construction Equipment for approximately $160 million. The truck business manufactured and sold off-highway rigid and articulated haul trucks. Included in the transaction was the manufacturing facility in Motherwell, Scotland. As a result, the reporting of the truck business has been included in discontinued operations for all periods presented. See Note E – “Discontinued Operations” in the Notes to our Consolidated Financial Statements for more information on our discontinued operations.

BUSINESS STRATEGY

General

We operate a diverse portfolio of specialized machinery businesses that serve numerous end-use applications in several geographic markets. Our diverse portfolio reduces impact of any one application or market on business results while our focus on machinery-related businesses brings common operational characteristics that enable business efficiency.

Over the past several years, we changed our business portfolio to better balance business drivers and strengthen the capabilities of our Company. We moved from a predominantly mining and construction equipment company to a more diverse portfolio that serves numerous end markets. Today, we are a lifting and material handling solutions company. Construction markets are still important to our success, along with several other economic drivers. These include global industrial activity, global trade, U.S. electricity demand and infrastructure maintenance. Service to the large installed base of our equipment now operating around the world is an important opportunity that can favorably impact future results.

A key objective in developing our portfolio of businesses is market leadership. We may initially secure smaller positions, but our goal in developing businesses is to be a top three competitor in applications and geographies that we serve. This goal shapes acquisition, divestiture, and operating strategies in our Company. At the end of 2015, approximately 75% of our revenue was generated in areas where we are a top three competitor in the market served.

Operationally, we focus on three primary objectives:

1.	Customer Responsiveness

2.	Operational Efficiency

3.	Global Growth

We must excel in each of these areas in order to be a more effective and more profitable company long term, and strong performance in all three areas is central to daily management of our Company.

Our Customer Responsiveness goal is to exceed the performance of competitors in providing equipment that goes to work and stays at work, backed by world-class parts and service support. Each of our businesses measures customer satisfaction and develops roadmaps used to drive improvement in customer satisfaction.

Our Operational Efficiency goal is to achieve the highest return on invested capital in our peer group. This implies an efficient factory footprint, efficient supply and delivery chains, and a lean mindset that helps eliminate waste throughout our processes for production, delivery, and service to the customer. It is our goal to provide the best value and have ability to compete on price when necessary. Competition in all of our businesses is intense and we must position ourselves to compete more effectively during all phases of future business cycles.

Global Growth is also critical to our future success. A few of our businesses are focused in specific geographies, but most operate in global industries that require global presence. Collaboration across businesses, sharing of assets, and unified approaches to market development are all critical to efficient pursuit of global opportunities for growth. Efficient sharing of underlying resources enables our businesses to focus on things customers value most and to better position our company to participate as developed markets recover and as developing markets continue to evolve and grow.

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

The Terex Business System

Our operational principles are based on the “Terex Business System,” or “TBS.” TBS is the framework around which we build our capabilities as an industry leading operating company to achieve our long-term goals. Founded on lean concepts, TBS is a set of guiding principles and business processes that collectively define how we do what we do. TBS is our playbook to deliver our customer, team member and financial goals. It aligns the Company globally with repeatable, teachable processes that harness the full potential of our team members, with each business segment implementing and adapting TBS to fit its manufacturing processes. TBS is not business strategy; it supports business strategy. We believe TBS provides us with a competitive advantage using customer-centric tools that continually enhance responsiveness and eliminate waste.

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

•
Rough terrain cranes move materials and equipment on rugged or uneven terrain and are often located on a single construction or work site for long periods. Rough terrain cranes cannot be driven on highways and accordingly must be transported by truck to the work site.

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

LATTICE BOOM CRAWLER AND LATTICE BOOM TRUCK CRANES. Lattice boom crawler and lattice boom truck cranes are designed to lift material on rough terrain. The boom is made of tubular steel sections, which, together with the base unit, are transported to and erected at a construction site. Applications include infrastructure building, wind turbine erection, construction of nuclear power and petrochemical plants and heavy lifting within oil refineries and the construction industry.

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

TRUCK-MOUNTED CRANES (BOOM TRUCKS). We manufacture telescopic boom cranes and articulated hydraulic cranes for mounting on a commercial truck chassis. Truck-mounted cranes are used primarily in the construction and maintenance industries to lift equipment or materials to various heights. Boom trucks are generally lighter and have less lifting capacity than truck cranes, and are used for many of the same applications when lower lifting capacities are sufficient. An advantage of a boom truck is that the equipment or material to be lifted by the crane can be transported by the truck, which can travel at highway speeds. Applications include delivery of building materials and the installation of commercial air conditioners and other roof-mounted equipment.

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

•
Mobile harbor cranes are used for material handling at ports, including general cargo handling, shipping containers and bulk materials such as coal, iron ore and grain. Mobile harbor cranes can travel around the port as needed and have the ability to move large loads. Mobile harbor cranes can be fitted with a variety of attachments for handling different types of cargo and can also be mounted on a portal or pontoons.

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

•	Sprinter carriers operate in a similar manner to straddle carriers, but at higher speeds in horizontal transport and can stack only one container on top of another container.

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

•
Automated guided vehicles can carry containers of varying size. The vehicles are controlled and supplied with data and orders by our proprietary designed software. Automated guided vehicles find their routes via transponders, which are powerful radio frequency identification chips that are embedded into the pavement of the terminal. In large container terminals involving container transport, storage and transloading, automated guided vehicles work hand-in-hand with automated stacking cranes.

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

Wood processing biomass and recycling equipment includes grinders, chippers, compost turners, shredders, and de-barker systems. This equipment is used in, among other things, the pulp and paper, wood energy, and green waste/construction and demolition recycling industries.

CONSTRUCTION

COMPACT CONSTRUCTION EQUIPMENT. We manufacture a wide variety of compact construction equipment used primarily in the construction and rental industries. Products include loader backhoes, compaction rollers, excavators, site dumpers, and wheel loaders.

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

•	Our concrete pavers are used to finish bridges, concrete streets, highways and airport surfaces.

PRODUCT CATEGORY SALES

The following table lists our main product categories and their percentage of our total sales:

	PERCENTAGE OF SALES
PRODUCT CATEGORY	2015	2014	2013
Aerial Work Products	27%	26%	24%
Mobile & Tower Cranes	17	18	21
Materials Processing Equipment	10	7	9
Port Equipment	10	11	9
Material Handling	8	10	10
Services	7	7	7
Telehandlers & Light Construction Equipment	6	6	5
Compact Construction Equipment	5	7	7
Utility Equipment	5	4	5
Specialty Equipment	5	4	3
TOTAL	100%	100%	100%

BACKLOG

Our backlog as of December 31, 2015 and 2014 was as follows:

	December 31,
	2015	2014
	(in millions)
AWP	$567.5	$698.4
Cranes	431.9	538.5
MHPS	538.7	574.8
MP	54.3	51.4
Construction	145.9	137.9
Total	$1,738.3	$2,001.0

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

Our overall backlog amounts at December 31, 2015 decreased $262.7 million from our backlog amounts at December 31, 2014, primarily due to lower orders in AWP and Cranes. The translation effect of foreign exchange rates negatively impacted backlog year-over-year by approximately 8%.

AWP segment backlog at December 31, 2015 decreased approximately 19% from our backlog amounts at December 31, 2014. This decrease from the prior year was primarily due to lower fleet orders from large North American rental customers and to a lesser extent, the impact of the strong U.S. Dollar.

The backlog at our Cranes segment decreased approximately 20% from December 31, 2014. This decrease over the prior year was driven mostly by lower orders of rough terrain cranes, boom trucks and utilities products, partially offset by tower cranes.  Foreign exchange negatively impacted 2015 backlog by approximately 6% when compared to 2014.

Our MHPS segment backlog decreased approximately 6% from December 31, 2014. This decrease was primarily due to the translation effect of foreign exchange rates, with backlog up slightly on a currency neutral basis.

Our MP segment backlog at December 31, 2015 increased approximately 6% from December 31, 2014. This increase over the prior year was primarily due to an acquisition which expanded the MP business segment and increased the order intake levels in 2015.

Construction segment backlog at December 31, 2015 increased approximately 6% from December 31, 2014. This increase over the prior year was primarily due to an increase in orders for Concrete Mixer Trucks in the United States; partially offset by timing differences in order patterns for Material Handlers in Germany.

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

CRANES

We market our crane products globally, optimizing assorted channel marketing systems including a distribution network and a direct sales force. We have direct sales, primarily to specialized crane rental companies, in certain crane markets such as Australia, the United Kingdom, Germany, Spain, Belgium, Italy, France, Scandinavia and China to offer comprehensive service and support to customers. Distribution via a distributor network is often utilized in other geographic areas, including the United States and Canada where we also sell directly to key accounts.

We sell utility equipment to the utility and municipal markets through a direct sales effort in certain territories and through a network of independent distributors in North America. Outside of North America, independent distributors sell our utility equipment directly to customers.

MATERIAL HANDLING & PORT SOLUTIONS

Our port equipment products are sold both directly to customers and through independent distributors to port and terminal operators and are serviced either by our service organization or independent service providers. Our material handling products are also sold directly or indirectly, via independent distributors, to our end market customers.

MATERIALS PROCESSING

We distribute our products through a global network of independent distributors, rental companies, major accounts and direct sales to customers.

CONSTRUCTION

We distribute compact construction equipment primarily through a network of independent and rental distributors throughout the world. We distribute loader backhoes and compaction rollers manufactured in India through a network of approximately 50 distributors located in India, Nepal and neighboring countries.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

We maintain engineering staff primarily at our manufacturing locations to conduct research, development and engineering for site-specific products. Our businesses also assess global trends to understand future needs of our customers and help us decide which technologies to implement in future development projects. In addition, our engineering center in India supports our engineering teams worldwide through new product design, existing product design improvement and development of products for local markets. Continually monitoring our materials, manufacturing and engineering costs is essential to identify possible savings, then leverage those savings to improve our competitiveness and our customers’ return on investment. Our research, development and engineering expenses are primarily incurred to develop (i) additional applications and extensions of our existing product lines to meet customer needs and take advantage of growth opportunities and (ii) customer responsive enhancements and continuous cost improvements of existing products.

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

Product change driven by regulations requiring Tier 4 emissions compliance in most of our diesel engine powered machinery has been an important part of our engineering priorities over the last several years and will continue to play a role in product development programs through 2017 as we work to finalize the engine-horsepower dependent phase-in of Tier 4 regulations across our various diesel-engine equipped products. We have also focused on producing more cost-effective product solutions across various segments.

Costs decreased in 2015 as compared to 2014 due to the completion of much of our Tier 4 conversion work, fewer project bids and the positive effects of changes in foreign exchange rates. Costs incurred to develop new products and improve existing products remained relatively flat in 2014 as compared to 2013. Research, development and engineering costs were $119.1 million, $135.5 million and $131.5 million in 2015, 2014 and 2013, respectively. We will continue our commitment to appropriate levels of research, development and engineering spending, commensurate with our level of vertical integration, in order to meet our customer needs, uphold competitive functionality of our products and maintain regulatory compliance in all the markets that we serve.

MATERIALS

Information regarding principal materials, components and commodities and any risks associated with these items are included in Item 7A. – “Quantitative and Qualitative Disclosures about Market Risk – Commodities Risk.”

COMPETITION

We face a competitive global manufacturing market for all of our products. We compete with other manufacturers based on many factors, particularly price, performance and product reliability. We generally operate under a best value strategy, where we attempt to offer our customers products that are designed to improve customers’ return on invested capital. However, in some instances, customers may prefer the pricing, performance or reliability aspects of a competitor’s product despite our product pricing or performance. We do not have a single competitor across all business segments. The following table shows the primary competitors for our products in the following categories:

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS
Aerial Work Platforms	Portable Material Lifts and Portable Aerial Work Platforms	Oshkosh (JLG), Vestil, Sumner and Wesco

	Boom Lifts	Oshkosh (JLG), Haulotte, Linamar (Skyjack), Xtreme/Tanfield (Snorkel) and Aichi

	Scissor Lifts	Oshkosh (JLG), Linamar (Skyjack), Haulotte, Manitou and Xtreme/Tanfield (Snorkel)

	Telehandlers	Oshkosh (JLG, Skytrak, Caterpillar and Lull brands), JCB, CNH, Merlo and Manitou (Gehl)

	Trailer-mounted Light Towers	Allmand Bros., Generac, Wacker Neuson and Doosan

Cranes	Mobile Telescopic Cranes	Liebherr, Manitowoc (Grove), Tadano-Faun, Sumitomo (Link-Belt), XCMG, Kato, Zoomlion and Sany

	Tower Cranes	Liebherr, Manitowoc (Potain), Comansa, Jaso, Zoomlion, XCMG and Wolffkran

	Lattice Boom Crawler Cranes	Manitowoc, Sumitomo (Link-Belt), Liebherr, Hitachi, Kobelco, XCMG, Zoomlion, Fushun and Sany

	Lattice Boom Truck Cranes	Liebherr

	Truck-Mounted Cranes	Manitowoc (National Crane), Altec and Manitex

	Utility Equipment	Altec and Time Manufacturing

Material Handling & Port Solutions	Industrial Cranes	Konecranes, Columbus McKinnon, ABUS, Kito, GH and OMIS

	Mobile Harbor Cranes and Automated Port Technology	Liebherr, Konecranes, Cargotec (Kalmar), Zhenhua Port Machinery (ZMPC) and Künz

	Reach Stackers	Cargotec (Kalmar), Hyster, Konecranes (SMV), Taylor, Dalian, CVS Ferrari, Liebherr and Sany

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS
	Straddle and Sprinter Carriers	Cargotec (Kalmar), CVS Ferrari, Konecranes and Liebherr

	Rubber Tired and Rail Mounted Gantry Cranes	Zhenhua Port Machinery (ZMPC), Liebherr, Konecranes, Cargotec (Kalmar), Doosan, Hyundai, Mitsui Engineering & Shipbuilding and Künz

	Ship-to-Shore Gantry Cranes	Zhenhua Port Machinery (ZMPC), Liebherr, Konecranes, Cargotec (Kalmar), Samsung, Doosan, Hyundai and Mitsui Engineering & Shipbuilding

	Empty Container Handlers, Full Container Handlers and General Cargo Lift Trucks	Cargotec (Kalmar), Hyster, Linde, CVS Ferrari, Konecranes (SMV), Svetruck and Sany

Materials Processing	Crushing Equipment	Metso, Astec Industries, Sandvik, McCloskey, Komatsu and Kleemann

	Screening Equipment	Metso, Astec Industries, McCloskey, Kleeman and Sandvik

	Washing systems	McLanahan, Astec Industries and CDE Global

	Wood processing biomass and recycling	Vermeer, Bandit, Astec Inductries, Doppstadt, Komptech and Hammell

Construction	Material Handlers	Liebherr, Sennebogen, Linkbelt, Exodus and Caterpillar

	Wheel Loaders	Caterpillar, Volvo, Kubota, Kawasaki, John Deere, Komatsu, Hitachi, CNH, Liebherr and Doosan

	Loader Backhoes	Caterpillar, CNH, JCB, John Deere, and Mahindra

	Mini Excavators	Doosan (Bobcat), Yanmar, Volvo, Takeuchi, IHI, CNH, Caterpillar, John Deere, Neuson and Kubota

	Midi Excavators	Komatsu, Hitachi, Volvo and Yanmar

	Wheeled Excavators	Wacker Neuson and Doosan (Bobcat)

	Site Dumpers	Thwaites, Wacker Neuson, JCB and AUSA

	Compaction Rollers	Bomag, Hamm, JCB and Ammann

	Concrete Pavers	Gomaco, Wirtgen, Power Curbers and Guntert & Zimmerman

	Concrete Mixer Trucks	Oshkosh, Kimble and Continental Manufacturing

MAJOR CUSTOMERS

None of our customers individually accounted for more than 10% of our consolidated net sales in 2015. In 2015, our largest customer accounted for less than 5% of our consolidated net sales and our top ten customers in the aggregate accounted for less than 18% of our consolidated net sales.

EMPLOYEES

As of December 31, 2015, we had approximately 20,400 employees; including approximately 6,500 employees in the U.S. Approximately four percent of our employees in the U.S. are represented by labor unions. Outside of the U.S., we enter into employment contracts and collective agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. We generally consider our relations with our employees to be good.

PATENTS, LICENSES AND TRADEMARKS

We use proprietary materials such as patents, trademarks, trade secrets and trade names in our operations and take actions to protect these rights.

We use several significant trademarks and trade names, most notably the Terex®, Genie®, Demag® and Powerscreen® trademarks. The other trademarks and trade names that we use include registered trademarks of Terex Corporation or its subsidiaries. The Demag® trademark is a registered trademark of Mannesmann Demag Krauss-Maffei GmbH which is licensed to certain Terex subsidiaries for certain products. In the fourth quarter of 2015, in connection with our annual impairment test over our indefinite-lived trademarks, we recognized a non-cash impairment charge of approximately $23 million in our MHPS segment. This charge is recorded in Goodwill and intangible asset impairments in the accompanying Consolidated Statement of Income.

We have many patents that we use in connection with our operations, and most of our products contain some proprietary technology. Many of these patents and related proprietary technology are important to the production of particular products; however, overall, our patents, taken together, are not material to our business or our overall financial results.

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

We generate hazardous and non-hazardous wastes in the normal course of our manufacturing operations. As a result, we are subject to a wide range of environmental laws and regulations. All of our employees are required to obey all applicable health, safety and environmental laws and regulations and must observe proper safety rules and environmental practices in work situations. These laws and regulations govern actions that may have adverse environmental effects, such as discharges to air and water, and require compliance with certain practices when handling and disposing of hazardous and non-hazardous wastes. These laws and regulations would also impose liability for costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances, should any of such events occur. We are committed to complying with these standards and monitoring our workplaces to determine if equipment, machinery and facilities meet specified safety standards. Each of our manufacturing facilities is subject to an environmental audit at least once every five years to monitor compliance and no incidents have occurred which required us to pay material amounts to comply with such laws and regulations. We are dedicated to seeing that safety and health hazards are adequately addressed through appropriate work practices, training and procedures. For example, we continue to reduce lost time injuries in the workplace and work toward a world-class level of safety practices in our industry.

We are dedicated to product safety when designing and manufacturing our equipment. Our equipment is designed to meet all applicable laws, regulations and industry standards for use in their markets. We continually incorporate safety improvements in our products. We maintain an internal product safety team that is dedicated to improving safety and investigating and resolving any product safety issues that arise.

The use and operation of our equipment in an environmentally conscious manner is a priority for us. We are aware of global discussions regarding climate change and the impact of greenhouse gas emissions on global warming. We are increasing our production of products that have lower greenhouse gas emissions in response to both regulatory initiatives and anticipated market demand trends. For example, starting in 2010, one of our most significant design priorities was to include Tier 4 emission compliant diesel engines in our machinery. This continued to be a priority in 2015 and will continue to play a role in our product development programs through 2017 as we move through the engine-horsepower dependent phase-in of Tier 4 regulations across our diesel-engine equipped products. We manufacture a utility truck that uses plug-in electric hybrid technology to save fuel, reduce emissions and reduce noise in residential areas. Similarly, our MHPS segment offers hybrid drive diesel-hydraulic and diesel-electric systems on certain of its port equipment products.

Increasing laws and regulations dealing with the environmental aspects of the products we manufacture can result in significant expenditures in designing and manufacturing new forms of equipment that satisfy such new laws and regulations. Compliance with laws and regulations regarding safety and the environment has required, and will continue to require, us to make expenditures. We currently do not expect these expenditures to have a material adverse effect on our business or results of operations.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, GEOGRAPHIC AREAS AND EXPORT SALES

Information regarding foreign and domestic operations, export sales and segment information is included in Note C – “Business Segment Information” in the Notes to the Consolidated Financial Statements.

SEASONAL FACTORS

Over the past several years, our business has become less seasonal as we have grown and diversified our product offerings and expanded the geographic reach of our products. As we enter 2016, we expect the overall economic environment will affect our sales more than historical seasonal trends.

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

AVAILABLE INFORMATION

We maintain a website at www.terex.com. We make available on our website under “About Terex” – “Investor Relations” – “SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the SEC. References to our website in this report are provided as a convenience, and the information on our website is not, and shall not be deemed to be a part of this report or incorporated into any other filings we make with the SEC. The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. In addition, we make available on our website under “About Terex” – “Investor Relations” – “Corporate Governance,” free of charge, our Audit Committee Charter, Compensation Committee Charter, Governance and Nominating Committee Charter, Corporate Governance Guidelines and Code of Ethics and Conduct. In addition, the foregoing information is available in print, without charge, to any stockholder who requests these materials from us.

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

RISKS RELATED TO THE KONECRANES TRANSACTION
The merger is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all. Whether or not the merger is completed, the announcement and pendency of the merger could impact or cause disruptions in our businesses, which could have an adverse effect on our businesses and operating results before the merger, and the combined company after the merger.
The completion of the merger is subject to a number of conditions, including, among other things, the approval by our stockholders of the merger proposal, the approval by Konecranes shareholders of all of the proposals relating to the merger and the receipt of antitrust and other regulatory approvals in the United States, the European Union, China and certain other jurisdictions, which make the completion and timing of the completion of the merger uncertain. Also, either Terex or Konecranes may terminate the business combination agreement if the merger has not been completed by August 10, 2016 (subject to certain extension rights).

Whether or not the merger is completed, the announcement and pendency of the merger could cause disruptions in or otherwise negatively impact our businesses and operating results, including among others:

•	Our employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain and hire key personnel and other employees;

•
the attention of our management may be directed toward completion of the merger and transaction-related considerations and may be diverted from the day-to-day operations and pursuit of other opportunities that could have been beneficial to our businesses;

•	customers, distributors, vendors or suppliers may seek to modify or terminate their business relationships with us, or delay or defer decisions concerning Terex;

•	we have incurred and will continue to incur significant transaction costs in connection with the merger; and

•	we may be required to pay, in certain circumstances, a termination fee of up to $37 million to Konecranes.
These disruptions and expenses could be exacerbated by a delay in the completion of the merger or termination of the business combination agreement and could have a material adverse effect on our businesses, operating results or prospects if the merger is not completed or the business, operating results or prospects of the combined company if the merger is completed.
Two class action lawsuits have been filed and additional lawsuits may be filed against Terex relating to the merger. An adverse ruling in any such lawsuit may prevent the merger from being consummated.
In August 2015, two class action complaints challenging the merger were filed in the Delaware Chancery Court.

The two complaints name as defendants Terex, Konecranes, Konecranes, Inc., Konecranes Acquistion LLC (“Merger Sub”) and the members of the board of directors of Terex. The complaints seek, among other relief, an order enjoining or rescinding the merger and an award of attorneys’ fees and costs on the grounds that the Terex board of directors breached their fiduciary duty in connection with entering into the business combination agreement and approving the merger. The complaints further allege that Terex, Konecranes, Konecranes, Inc. and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the Terex board of directors. It is possible that these complaints will be further amended to make additional claims and/or that additional lawsuits making similar or additional claims relating to the merger will be brought.

We believe that the allegations in the suits are without merit, and Terex and its directors will vigorously defend against them. One of the conditions to completion of the merger is the absence of any order being in effect that prohibits consummation of the merger. Accordingly, if any of these plaintiffs or any future plaintiff is successful in obtaining an order enjoining consummation of the merger, then such order may prevent the merger from being completed, or from being completed within the expected time frame.

Additionally, we may be subject to litigation if the merger is not completed, or in connection with any enforcement proceeding commenced by one of the parties to the business combination agreement against the other(s) to perform its obligations under the business combination agreement.

Terex and Konecranes may fail to realize all of the anticipated benefits of the merger, or those benefits may take longer to realize than expected.
The ability of Terex and Konecranes to realize the anticipated benefits of the transaction will depend, to a large extent, on the combined company’s ability to integrate the two businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, Terex and Konecranes will be required to devote significant management attention and resources to integrating their business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively, could restrict realization of expected benefits. In addition, the realization of anticipated benefits of the merger may be limited by a change in law or regulatory environment, including tax laws and regulations. On November 19, 2015, the Internal Revenue Service (the “IRS”) and Treasury Department announced that they intend to adopt additional regulations regarding transactions involving acquired U.S. corporations. While Terex and Konecranes are still considering potential effects of this announcement, the regulations described therein would materially impact the ability of the combined company to realize certain anticipated financial and tax benefits of the merger.
In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities and competitive responses. The difficulties of combining the operations of the companies include, among others:

•	difficulties in achieving anticipated cost savings, synergies (including sourcing synergies), business opportunities and growth prospects from the combination;

•	difficulties in the integration of operations and systems;

•
potential expense due to loss of tax attributes, gain recognition, and changes to consolidated group filing statuses due to the merger transaction and subsequent tax costs related to potential reduced ability to use tax attributes and costs of making cash available to the Finnish parent company and other potential material negative tax synergies if the combined company remains domiciled in Finland for an extended period of time;

•	conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

•	difficulties in the assimilation of employees;

•	challenges in retaining key personnel;

•	higher than anticipated transaction and integration costs; and

•	higher interest rates on debt resulting in increased interest expense.

Many of these factors will be outside of the control of Terex or Konecranes and any one of these factors could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition and results of operations of the combined company. In addition, even if operations of the businesses of Terex and Konecranes are integrated successfully, full benefits of the transaction may not be realized, including synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Additional unanticipated costs may be incurred in the integration of the businesses of Terex and Konecranes. All of these factors could cause a decline in earnings per share of the combined company, decrease or delay the expected accretive effect of the transaction and negatively impact the price of the combined company’s ordinary shares/ADSs. As a result, we cannot assure you that the combination of Terex and Konecranes will result in the realization of benefits anticipated from the transaction.

RISKS RELATED TO OUR BUSINESS

Our business is affected by the cyclical nature of markets we serve.

Demand for our products tends to be cyclical and is affected by the general strength of the economies in which we sell our products, prevailing interest rates, residential and non-residential construction spending, capital expenditure allocations of our customers and other factors. The global economy has continued to experience uneven recovery and financial uncertainty continues to exist, including as it relates to oil and gas prices. We cannot provide any assurance the global economic weakness of the recent past will not recur. There continues to be concern about several important European economies. Further, certain countries in Asia and Latin America have experienced slower growth rates and the Australian market has experienced declines. If the global economy weakens, it may cause customers to continue to forego or postpone new purchases in favor of reducing their existing fleets or refurbishing or repairing existing machinery.

Our sales depend in part upon our customers’ replacement or repair cycles, which is impacted in part by historical purchase levels. It is anticipated there will be reduced replacement demand in certain of our businesses, such as AWP, resulting from very low industry purchases in 2009 and 2010. In addition, if our customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable owed to us. If the global economic weakness of the past several years continues or becomes more severe, or if any economic recovery progresses more slowly than our market expectations, then there could be an adverse effect on our net sales, financial condition, profitability and/or cash flow and could result in the need for us to record impairments.

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

The successful integration of any previously acquired or newly acquired business also requires us to implement effective internal control processes in these acquired businesses. While we believe we have successfully integrated acquisitions to date, we cannot ensure previously acquired or newly acquired companies will operate profitably, the intended beneficial effect from these acquisitions will be realized and that we will not encounter difficulties in implementing effective internal control processes in these acquired businesses, particularly when the acquired business operates in foreign jurisdictions and/or was privately owned. See the risk factor entitled “We must comply with an injunction and related obligations imposed by the SEC” for additional consequences if we were to commit a violation of reporting and internal control provisions of federal securities laws. Further, we may need to consolidate or restructure our acquired or existing facilities, which may require expenditures related to reductions in workforce and other charges resulting from these consolidations or restructuring activities, such as the write-down of inventory and lease termination costs. Any of the foregoing could adversely affect our business and results of operations.

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

Our total debt at December 31, 2015 was $1,831.2 million. Our credit agreement and other debt agreements contain financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. While we are currently in compliance with the financial covenants, increases in our debt or decreases in our earnings could cause us to fail to comply with these financial covenants. Failing to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our financial position, results of operation and debt service capability.

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

We cannot assure our business will generate sufficient cash flow from operations, or future borrowings will be available to us under our credit facility or otherwise, in an amount sufficient to fund our liquidity needs.

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

Our access to capital markets to raise funds through the sale of equity or debt securities is subject to various factors, including general economic and/or financial market conditions. Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce our earnings and cash flows. If our consolidated cash flow coverage ratio is less than 2.0 to 1.0, we are subject to significant restrictions on the amount of indebtedness we can incur. Although our cash flow coverage ratio was greater than 2.0 to 1.0 at the end of 2015, there can be no assurance this will continue to occur.

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

Although we believe the banks participating in our credit facility have adequate capital and resources, we can provide no assurance that all of these banks will continue to operate as a going concern in the future. If any of the banks in our lending group were to fail or be unwilling to renew our credit facility at or prior to its expiration, it is possible that the borrowing capacity under our current or any future credit facility would be reduced. If the availability under our credit facility was reduced significantly, we could be required to obtain capital from alternate sources to finance our capital needs. Our options for addressing such capital constraints would include, but not be limited to (i) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of our credit facility, or (ii) accessing the public capital markets. If it becomes necessary to access additional capital, it is possible that any such alternatives in the current market could be on terms less favorable than under our existing credit facility terms, which could have a negative impact on our consolidated financial position, results of operations or cash flows.

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

Our industry is highly competitive. To compete successfully, our products must excel in terms of quality, reliability, productivity, price, features, ease of use, safety and comfort, and we must provide excellent customer service. The greater financial resources of certain of our competitors may put us at a competitive disadvantage. Low-cost competition from China and other developing markets could also result in decreased demand for our products. If competition in our industry intensifies or if our current competitors lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products. If we are unable to provide continued technological improvements in our equipment that meet our customers’ expectations, or the industry’s expectations, the demand for our equipment could be substantially adversely affected. Our ability to match new product offerings to diverse global customers’ anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is critical to our success. This requires a thorough understanding of our existing and potential customers on a global basis, particularly in developing markets, including Brazil, China and India. Failure to compete effectively with our competitors could result in lower revenues from our products and services, lower gross margins or cause us to lose market share.

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

As described above, our customers, from time to time, may fund the acquisition of our equipment through third-party finance companies. In certain instances, we may provide credit guarantees, residual value guarantees or buyback guarantees. With these guarantees, we must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer’s payment history, leverage, availability of third party financing, political and currency exchange risks, and other factors. Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to recognize a liability for a guarantee we expect to pay, taking into account any amounts that we would anticipate realizing if we are forced to repossess the equipment that supports the customer’s financial obligations to us. During periods of economic weakness, the collateral underlying our guarantees of indebtedness of customers or receivables can decline sharply, thereby increasing our exposure to losses. In the future, we may incur losses in excess of our recorded reserves if the financial condition of our customers were to deteriorate further or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers’ financial obligations is not realized. To date, losses related to guarantees have been negligible; however, there can be no assurance that our historical experience with respect to guarantees will be indicative of future results.

We may experience losses in excess of our recorded reserves for trade receivables.

As of December 31, 2015, we had trade receivables of $939.2 million. We evaluate the collectability of open accounts, finance receivables and note receivables based on a combination of factors and establish reserves based on our estimates of probable losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to recover. We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of our customers and past collections experience. Continued economic uncertainty could result in additional requirements for specific reserves, which could have a negative impact on our consolidated financial position.

Impairment in the carrying value of goodwill and other indefinite-lived intangible assets could negatively affect our operating results.

We have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions we have completed. Carrying value of goodwill represents fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. Carrying value of indefinite-lived intangible assets represents fair value of trademarks and trade names as of the acquisition date. We evaluate these assets for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment. In testing for impairment, if we believe, as a result of a qualitative assessment, that it is more likely than not that fair value of a reporting unit is less than its carrying amount, a quantitative two-step goodwill impairment test is required. In a two-step goodwill impairment test, if carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit and market comparable sales and earnings multiples, the goodwill or intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include a prolonged period of global economic weakness and tight credit markets, further decline in economic conditions or a slow, weak economic recovery, as well as sustained declines in the price of our common stock, adverse changes in interest rates, or other factors leading to reductions in the long-term sales or profitability that we expect. Determination of fair value of a reporting unit includes developing estimates which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions change as more information becomes available. In 2015, we recorded approximately $35 million of impairment charges in our MHPS segment’s results for write downs of goodwill and indefinite-lived intangible assets. For more information, see Note L – “Goodwill and Intangible Assets, Net” in the Notes to the Consolidated Financial Statements. Changes in these assumptions could result in additional impairment charges in the future, which could have a significant adverse impact on our reported earnings.

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

We must comply with all applicable laws, including the Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit engaging in corruption for the purpose of obtaining or retaining business. These anti-corruption laws prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Our global activities and distribution model are subject to risk of corruption by our employees and in addition, our sales agents, distributors, dealers and other third parties that transact Terex business particularly because these parties are generally not subject to our control. We have an internal policy that expressly prohibits engaging in any commercial bribery and public corruption, including facilitation payments. We conduct corruption risk assessments, we have implemented training programs for our employees with respect to the Company’s prohibition against public corruption and commercial bribery, and we perform reputational due diligence on certain third parties that transact Terex business. In addition, we conduct transaction testing to assess compliance with our internal anti-corruption policy and procedures. However, we cannot assure you that our policies, procedures and programs always will protect us from reckless or criminal acts committed by our employees or third parties that transact Terex business. We have a zero tolerance policy for violations of anti-corruption laws and our anti-corruption policy. In the event we believe or have reason to believe our employees, agents, representatives, dealers or distributors or other third parties that transact Terex business have or may have violated applicable anti-corruption laws, including the FCPA, we investigate or have outside counsel investigate relevant facts and circumstances. Although we have a compliance program in place designed to reduce the likelihood of potential violations of such laws, any violations of the FCPA or other anti-corruption laws could result in significant fines, criminal sanctions against us or our employees, prohibitions on the conduct of our business including our business with the U.S. government, an adverse effect on our reputation, business and results of operations and financial condition and a violation of our injunction or cease and desist order with the SEC. See Risk Factor entitled, “We must comply with an injunction and related obligations resulting from the settlement of an SEC investigation.”

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

As of December 31, 2015, we employed approximately 20,400 people worldwide. While we have no reason to believe that we will be impacted by work stoppages or other labor matters, we cannot assure that future issues with our team members or labor unions will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our team members. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce.

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

In addition, increasing laws and regulations dealing with environmental aspects of the products we manufacture can result in significant expenditures in designing and manufacturing new forms of equipment that satisfy such new laws and regulations. In particular, climate change is receiving increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. While additional regulation of emissions in the future appears likely, it is too early to predict how new regulations would ultimately affect our business, operations or financial results, although government policies limiting greenhouse gas emissions of our products will likely require increased compliance expenditures on our part.

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

In our lines of business, numerous suits have been filed alleging damages for accidents that have occurred during use or operation of our products. We are self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, workers’ compensation and automobile liability. We obtain insurance coverage for catastrophic losses as well as those risks where insurance is required by law or contract. We do not believe that the outcome of such matters will have a material adverse effect on our consolidated financial position; however, any significant liabilities not covered by insurance could have an adverse effect on our financial condition.

We are the subject of a securities class action lawsuit and a stockholder derivative lawsuit. These lawsuits generally cover the time period from February 2008 to February 2009 and allege, among other things, that certain of our SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiffs and the members of the purported class when they purchased our securities and that there were breaches of fiduciary duties. We believe that the allegations in the suits are without merit, and Terex, its directors and the named executives will vigorously defend against them. We believe that we have acted, and continue to act, in compliance with federal securities laws with respect to these matters. However, the outcome of the lawsuits cannot be predicted and, if determined adversely, could ultimately result in us incurring significant liabilities.

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

As of December 31, 2015, our principal manufacturing, warehouse, service and office facilities comprised a total of approximately 14 million square feet of space worldwide. The following table outlines the principal manufacturing, warehouse, service and office facilities owned or leased (as indicated below) by the Company and its subsidiaries:

BUSINESS UNIT	FACILITY LOCATION	BUSINESS UNIT	FACILITY LOCATION

Terex (Corporate Offices)	Westport, Connecticut (1)	MHPS	Solon, Ohio
	Schaeffhausen, Switzerland		Salzburg, Austria
AWP	Oklahoma City, Oklahoma		Cotia, Brazil
	Rock Hill, South Carolina		Shanghai, China (1)
	Moses Lake, Washington (1)		Xiamen, China
	North Bend, Washington (1)		Slany, Czech Republic
	Redmond, Washington (1)		Banbury, England (1)
	Darra, Australia (1)		Düsseldorf, Germany
	Changzhou, China		Uslar, Germany
	Umbertide, Italy		Wetter an der Ruhr, Germany
Cranes	Waverly, Iowa		Würzburg, Germany
	Watertown, South Dakota (1)		Chakan, India (1)
	Huron, South Dakota		Lentigione, Italy
	Brisbane, Australia (1)		Milan, Italy (1)
	Betim, Brazil (1)		Boksburg, South Africa
	Jinan, China		Dietlikon, Switzerland
	Long Crendon, England	MP	Louisville, Kentucky
	Montceau-les-Mines, France		Durand, Michigan
	Bierbach-Homburg, Germany (1)		Coalville, England
	Zweibrücken-Dinglerstrasse, Germany		Hosur, India
	Zweibrücken-Wallerscheid, Germany (1)		Subang Jaya, Malaysia (1)
	Pecs, Hungary (1)		Omagh, Northern Ireland (1)
	Crespellano, Italy		Dungannon, Northern Ireland (1)
	Fontanafredda, Italy		Newton, New Hampshire
	Waukesha, Wisconsin (1)		Ballymoney, Northern Ireland
Haid bei, Austria(1)
		Construction	Fort Wayne, Indiana
Southaven, Mississippi (1)
Canton, South Dakota
Coventry, England (1)
Bad Schönborn, Germany
Crailsheim, Germany
Greater Noida, Uttar Pradesh, India (1)
Gerabronn, Germany (1)
Oklahoma City, Oklahoma

(1)	These facilities are either leased or subleased.

We also have numerous owned or leased locations for new machine and parts sales and distribution and rebuilding of components located worldwide.

We believe the properties listed above are suitable and adequate for our use. We have determined that certain of our other properties exceed our requirements. Such properties may be sold, leased or utilized in another manner and have been excluded from the above list.

ITEM 3.	LEGAL PROCEEDINGS

General

We are involved in various legal proceedings, including product liability, general liability, workers’ compensation liability, employment, commercial and intellectual property litigation, which have arisen in the normal course of operations. We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risk required by law or contract with retained liability to us or deductibles. We believe the outcome of such matters, individually and in aggregate, will not have a material adverse effect on our consolidated financial position. However, the outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in us incurring significant liabilities which could have a material adverse effect on our results of operations.

For information concerning other contingencies and uncertainties, including our securities, stockholder derivative, merger and Employee Retirement Income Security Act of 1974 lawsuits, see Note S – “Litigation and Contingencies” in the Notes to the Consolidated Financial Statements.

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

(a) Our common stock, par value $.01 per share (“Common Stock”) is listed on the NYSE under the symbol “TEX.” The high and low quarterly stock prices for our Common Stock on the NYSE Composite Tape (for the last two completed years) are as follows:

	2015				2014
	Fourth	Third	Second	First	Fourth	Third	Second	First
High	$22.76	$27.11	$29.32	$28.53	$32.54	$42.53	$44.72	$45.46
Low	$17.29	$16.54	$22.25	$22.01	$25.40	$31.52	$37.99	$37.02

We declared and paid a $0.06 per share dividend during each quarter of 2015 and $0.05 during each quarter of 2014. Certain of our debt agreements contain restrictions as to the payment of cash dividends to stockholders. In addition, Delaware law limits payment of dividends. We declared a dividend of $0.07 per share in the first quarter of 2016, which will be paid in March 2016. However, any additional payments of cash dividends will depend upon our financial condition, capital requirements and earnings, as well as other factors that the Board of Directors may deem relevant.

As of February 18, 2016, there were 810 stockholders of record of our Common Stock.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of $100 invested in our Common Stock, the Standard & Poor’s 500 Stock Index, and our Peer Group (as defined below) for the period commencing December 31, 2010 through December 31, 2015. The cumulative total stockholder return assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance. The companies in the Peer Group are weighted by market capitalization. Our peer group is aligned with the peer group that is used by our Compensation Committee in benchmarking our executive officer’s compensation.

The Peer Group consists of the following companies that are in our same industry, of comparable revenue size to us and/or other manufacturing companies: AGCO Corporation, Cameron International Corporation, Carlisle Companies Inc., Crane Company, Cummins Inc., Dover Corporation, Flowserve Corporation, FMC Technologies, Inc., Hubbell Inc., Illinois Tool Works Inc., Ingersoll-Rand Plc, Joy Global Inc., Lennox International Inc., The Manitowoc Company, Inc., Meritor Inc., Navistar International Corporation, Oshkosh Corporation, Paccar Inc., Parker-Hannifin Corporation, Pentair Ltd., Rockwell Automation, Inc., Roper Technologies Inc., SPX Corporation, Textron Inc., Timken Company and Trinity Industries Inc.

## COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Terex Corporation, the S&P 500 Index, and a Peer Group

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/10
12/11
12/12
12/13
12/14
12/15
Terex Corporation
S&P 500
Peer Group

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

	12/10	12/11	12/12	12/13	12/14	12/15
Terex Corporation	100.00	43.52	90.56	135.46	90.44	50.57
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
Peer Group	100.00	87.31	106.27	148.22	149.89	128.40
Copyright© 2016 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

(b) Not applicable.

(c) The following table provides information about purchases during the quarter ended December 31, 2015 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
October 1, 2015 – October 31, 2015	12,800 (2)	$18.41	—	$150,000
November 1, 2015 – November 30, 2015	—	$—	—	$150,000
December 1, 2015 – December 31, 2015	6,412 (2)	$19.78	—	$150,000
Total	19,212	$18.87	—	$150,000

(1)	In February 2015, our Board of Directors authorized and the Company publicly announced the repurchase of up to $200 million of the Company’s outstanding common shares.

(2)	In October and December 2015 the Company purchased shares of common stock to satisfy requirements under its deferred compensation obligations to employees.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA

The following table summarizes our selected financial data and should be read in conjunction with the more detailed Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in millions, except per share amounts and employees)

	AS OF OR FOR THE YEAR ENDED DECEMBER 31,
	2015	2014	2013	2012	2011
SUMMARY OF OPERATIONS
Net sales	$6,543.1	$7,308.9	$7,084.0	$6,982.2	$6,158.0
Income (loss) from operations	355.2	423.1	419.1	366.8	59.9
Income (loss) from continuing operations	145.6	259.5	203.9	74.8	20.2
Income (loss) from discontinued operations – net of tax	—	1.4	14.4	28.4	19.7
Gain (loss) on disposition of discontinued operations – net of tax	3.4	58.6	2.6	0.4	0.8
Net income (loss) attributable to common stockholders	145.9	319.0	226.0	105.8	45.2
Per Common and Common Equivalent Share:
Basic attributable to common stockholders
Income (loss) from continuing operations	$1.33	$2.36	$1.88	$0.70	$0.22
Income (loss) from discontinued operations – net of tax	—	0.01	0.13	0.26	0.18
Gain (loss) on disposition of discontinued operations – net of tax	0.03	0.54	0.02	—	0.01
Net income (loss) attributable to common stockholders	1.36	2.91	2.03	0.96	0.41
Diluted attributable to common stockholders
Income (loss) from continuing operations	$1.30	$2.27	$1.79	$0.68	$0.22
Income (loss) from discontinued operations – net of tax	—	0.01	0.12	0.25	0.18
Gain (loss) on disposition of discontinued operations – net of tax	0.03	0.51	0.02	—	0.01
Net income (loss) attributable to common stockholders	1.33	2.79	1.93	0.93	0.41

CURRENT ASSETS AND LIABILITIES
Current assets	$3,144.2	$3,356.2	$3,639.4	$3,797.4	$4,053.2
Current liabilities	1,458.6	1,643.1	1,724.7	1,708.8	1,890.9
PROPERTY, PLANT AND EQUIPMENT
Net property, plant and equipment	$675.8	$690.3	$789.4	$806.8	$829.7
Capital expenditures	(103.8)	(80.0)	(79.5)	(81.2)	(77.9)
Depreciation	98.4	110.4	104.4	99.7	88.5
TOTAL ASSETS	$5,637.1	$5,928.0	$6,536.7	$6,746.2	$7,063.4

CAPITALIZATION
Long-term debt and notes payable (includes capital leases)	$1,831.2	$1,788.8	$1,976.7	$2,098.7	$2,300.4
Total Terex Corporation Stockholders’ Equity	1,877.4	2,005.9	2,190.1	2,007.7	1,910.3
Dividends per share of Common Stock	0.24	0.20	0.05	—	—
Shares of Common Stock outstanding at year end	107.7	105.4	109.9	109.9	108.8
EMPLOYEES	20,400	20,400	20,500	20,900	22,100

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements for a discussion of “Discontinued Operations,” “Dispositions,” “Goodwill,” “Long-Term Obligations” and “Stockholders’ Equity.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a lifting and material handling solutions company. We are focused on operational improvement and delivering reliable, customer-driven solutions for a wide range of commercial applications, including the construction, infrastructure, quarrying, mining, manufacturing, transportation, energy and utility industries. We operate in five reportable segments: (i) AWP; (ii) Cranes; (iii) MHPS; (iv) MP; and (v) Construction. Please refer to Note C – “Business Segment Information” in the accompanying Consolidated Financial Statements for a description of our segments.

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

Non-GAAP measures we use include translation effect of foreign currency exchange rate changes on net sales, gross profit, Selling, general & administrative (“SG&A”) costs and operating profit, as well as the net sales, gross profit, SG&A costs and operating profit excluding the impact of acquisitions.

As changes in foreign currency exchange rates have a non-operating impact on our financial results, we believe excluding the effect of these changes assists in the assessment of our business results between periods. We calculate the translation effect of foreign currency exchange rate changes by translating the current period results at rates the comparable prior periods were translated to isolate the foreign exchange component of fluctuation from the operational component. Similarly, the impact of changes in our results from acquisitions that were not included in comparable prior periods is subtracted from the absolute change in results to allow for better comparability of results between periods.

We calculate a non-GAAP measure of free cash flow. We define free cash flow as Net cash provided by (used in) operating activities, plus (minus) increases (decreases) in Terex Financial Services (“TFS”) finance receivable assets, plus (minus) decreases (increases) in cash balances held for settlement on securitized assets, less Capital expenditures. We believe the measure of free cash flow provides management and investors further information on cash generation or use in our primary operations.

We discuss forward looking information related to expected earnings per share (“EPS”) excluding restructuring charges and other items. This adjusted EPS is a non-GAAP measure that provides guidance to investors about our expected EPS excluding restructuring or other charges that we do not believe are reflective of our ongoing earnings.

Working capital is calculated using the Consolidated Balance Sheet amounts for Trade receivables (net of allowance) plus Inventories, less Trade accounts payable and Customer advances. We view excessive working capital as an inefficient use of resources, and seek to minimize the level of investment without adversely impacting the ongoing operations of the business. Trailing three month annualized net sales is calculated using the net sales for the most recent quarter multiplied by four. The ratio, which is calculated by dividing working capital by trailing three months annualized net sales, is a non-GAAP measure that we believe measures our resource use efficiency.

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

Overview

Our operating environment throughout 2015 was more challenging than we anticipated, with softening end market demand accelerating in the fourth quarter of 2015. The negative impact was broad-based, with order activity in the second half of the year below expectations in most of our business segments and product categories. Despite the challenging marketplace environment, we were able to exceed our free cash flow target in 2015, generating approximately $290 million in free cash flow.
Our AWP segment experienced reduced sales in 2015 which negatively impacted profitability. Improved manufacturing efficiencies and lower material costs were more than offset by lower net sales and pricing pressure we continue to see in the marketplace. We are planning for reduced net sales in North America in 2016, partially offset by a stronger European marketplace.

Our Cranes segment’s net sales and profitability for 2015 declined year over year as the global crane market remains challenging. Our Utilities business had increased sales and profitability year over year, although it did experience some softening in the second half of 2015. We expect continued softness for cranes products in North America and Australia in 2016, although we do anticipate stability in our tower cranes and all terrain cranes businesses.

Our MHPS segment performance was stronger in the second half of 2015 than in the first half, but overall was below our expectations entering 2015. The negative impact of foreign exchange rates and the decrease in port automation sales were the primary drivers of the decline in net sales. We were encouraged by improved mobile harbor cranes sales and our material handling sales were essentially flat when adjusting for foreign exchange rates. We expect 2016 to be relatively stable as compared to 2015.

Our MP segment had solid performance in a difficult operating environment. Our core crushing and screening businesses were down, with North America and parts of Europe the primary bright spots. However, we have been investing in expanding our environmental equipment and washing systems businesses and our investment in these new product categories has helped offset some of the weakness in the commodity driven markets. We expect this segment to continue to have strong profitability in 2016.

Our Construction segment had a difficult fourth quarter which accounted for most of its operating loss in 2015. Net sales in this segment declined year-over-year due to the divestiture of our majority interest in the compact track loader business and negative impact of foreign exchange rates, partially offset by higher demand for our site dumpers and concrete mixer trucks. Pressure on operating results continues to come from the German and Indian compact construction businesses. Strength in our North American concrete truck business and dumper business is expected to be more than offset by weakness in our German and Indian compact construction businesses throughout 2016. We continue to explore alternative ways to create value from this segment for our shareholders.

Geographically, while sales in the North American market remain relatively strong, we have been impacted by lower oil and gas related activity. European markets are mixed with sales down slightly on a currency neutral basis. Most of the other markets are experiencing year over year declines, particularly Brazil and Australia, although sales in Asia Pacific were up on a currency neutral basis.

We continued to work to improve our capital structure in 2015. We settled our 4% Convertible Senior Subordinated Notes in the year without incurring additional borrowings under our revolving credit facility and we re-priced our European term loan with lower interest rates. Our efforts to improve our working capital investment also helped generate approximately $290 million in free cash flow in 2015, above our expectations.

We believe our liquidity continues to be sufficient to meet our business plans. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

Looking ahead to 2016, we see softer demand for some of our products. Lower requirements for fleet replacement for the Company’s AWP product in North America is developing as previously communicated. The downturn in the oil and gas sector is also hurting product demand, particularly for Cranes. This, together with ongoing macro-economic weakness in many of our end markets, is expected to have a negative impact on our operating earnings in 2016. We are in process of developing and implementing plans to reduce our general and administrative expenses, which began in January 2016 and will continue throughout the year. We are also evaluating our facilities footprint, as well as underperforming businesses, and will make required adjustments so that we are globally cost-competitive and our businesses perform above our cost of capital throughout the business cycle. We will continue to invest in research, development and engineering to ensure we have competitive products and services that provide a superior return for our customers. The Company expects 2016 earnings per share to be between $1.30 and $1.60, excluding restructuring and other unusual items, on net sales that are approximately 10% lower than 2015.

ROIC continues to be a metric we use to measure our performance. ROIC and the Non-GAAP Measures assist in showing how effectively we utilize capital invested in our operations. After-tax ROIC is determined by dividing the sum of NOPAT for each of the previous four quarters by the average of the sum of Total Terex Corporation stockholders’ equity plus Debt (as defined below) less Cash and cash equivalents for the previous five quarters. NOPAT for each quarter is calculated by multiplying Income (loss) from operations by a figure equal to one minus the effective tax rate of the Company. We believe returns on capital deployed in TFS do not represent our primary operations and, therefore, TFS finance receivable assets and results from operations have been excluded from the Non-GAAP Measures. The effective tax rate is equal to the (Provision for) benefit from income taxes divided by Income (loss) from continuing operations before income taxes for the respective quarter. Debt is calculated using the amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ adjusted NOPAT as this represents the most recent 12-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) thereby providing, over the same time period as the numerator, four quarters of average invested capital.

Terex management and the Board of Directors use ROIC as one of the primary measures to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at December 31, 2015 was 6.6%.

Amounts described below are reported in millions of U.S. dollars, except for the effective tax rates. Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Dec ’15	Sep ’15	Jun ’15	Mar ’15	Dec ’14
Provision for (benefit from) income taxes	$5.6	$30.8	$33.0	$11.6
Divided by: Income (loss) before income taxes	20.3	76.9	119.3	10.1
Effective tax rate	27.6%	40.1%	27.7%	114.9%
Income (loss) from operations as adjusted	$53.1	$109.4	$147.2	$46.5
Multiplied by: 1 minus Effective tax rate	72.4%	59.9%	72.3%	(14.9)%
Adjusted net operating income (loss) after tax	$38.4	$65.5	$106.4	$(6.9)
Debt (as defined above)	$1,831.2	$1,897.6	$1,906.6	$1,872.9	$1,788.8
Less: Cash and cash equivalents	(466.5)	(301.1)	(332.7)	(351.3)	(478.2)
Debt less Cash and cash equivalents	$1,364.7	$1,596.5	$1,573.9	$1,521.6	$1,310.6
Total Terex Corporation stockholders’ equity as adjusted	$1,528.0	$1,549.7	$1,630.8	$1,543.3	$1,843.2
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$2,892.7	$3,146.2	$3,204.7	$3,064.9	$3,153.8

December 31, 2015 ROIC	6.6%
NOPAT as adjusted (last 4 quarters)	$203.4
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$3,092.5

	Three months ended 12/31/15	Three months ended 9/30/15	Three months ended 06/30/15	Three months ended 03/31/15
Reconciliation of income (loss) from operations:
Income (loss) from operations as reported	$50.8	$111.9	$148.3	$44.2
(Income) loss from operations for TFS	2.3	(2.5)	(1.1)	2.3
Income (loss) from operations as adjusted	$53.1	$109.4	$147.2	$46.5

Reconciliation of Terex Corporation stockholders’ equity:	As of 12/31/15	As of 9/30/15	As of 06/30/15	As of 03/31/15	As of 12/31/14
Terex Corporation stockholders’ equity as reported	$1,877.4	$1,889.9	$1,915.0	$1,747.8	$2,005.9
TFS Assets	(349.4)	(340.2)	(284.2)	(204.5)	(162.7)
Terex Corporation stockholders’ equity as adjusted	$1,528.0	$1,549.7	$1,630.8	$1,543.3	$1,843.2

Business Combination and Plan of Merger

See Item 1, Business, and Note A – “Business Combination Agreement and Plan of Merger” in the Notes to the Consolidated Financial Statements for further information regarding the proposed merger with Konecranes.

Proposal from Zoomlion Heavy Industry Science and Technology Co.

We have received an unsolicited, non-binding acquisition proposal from Zoomlion Heavy Industry Science and Technology Co. (“Zoomlion”) to acquire all of the outstanding shares of Terex for $30.00 per share in cash. The proposal is conditioned on, among other things, receipt of U.S. and Chinese regulatory approval and Zoomlion shareholder approval.

We have entered into a confidentiality agreement with Zoomlion and are in discussions with Zoomlion regarding the proposal. Consistent with its fiduciary duties, the Terex Board of Directors, in consultation with its legal and financial advisors, is carefully reviewing the Zoomlion proposal to determine the course of action that it believes is in the best interests of Terex shareholders.

RESULTS OF OPERATIONS

2015 COMPARED WITH 2014

Terex Consolidated

	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$6,543.1	—	$7,308.9	—	(10.5)%
Gross profit	$1,308.5	20.0%	$1,453.5	19.9%	(10.0)%
SG&A	$918.6	14.0%	$1,030.4	14.1%	(10.9)%
Goodwill and intangible asset impairment	$34.7	0.5%	$—	—%	*
Income from operations	$355.2	5.4%	$423.1	5.8%	(16.0)%

*	Not meaningful as a percentage

Net sales for the year ended December 31, 2015 decreased $765.8 million when compared to 2014. The decline in net sales was driven by lower net sales across all segments, with the largest declines coming from MHPS, AWP and Construction. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately 8% or $573 million. Net sales decreased by approximately $110 million due to the disposition of businesses in our MHPS and Construction segments. The declines were partially offset by improvements in certain product lines or regions in all of our segments.

Gross profit for the year ended December 31, 2015 decreased $145.0 million when compared to 2014. The decrease was primarily due to declines in all segments except MP, which delivered improved margins. Changes in foreign exchange rates negatively impacted gross profit in all segments, and sales volumes were down in all segments except for Cranes. These decreases were partially offset by reduced material and manufacturing costs.

SG&A costs for the year ended December 31, 2015 decreased $111.8 million when compared to 2014. The majority of the decrease in SG&A costs was due to the positive impact of changes in foreign exchange rates, particularly in our MHPS segment.

Due to deteriorating market conditions in our MHPS segment, we recorded a non-cash impairment charge of $11.3 million to write down the value of goodwill and a non-cash intangible asset impairment charge of $23.4 million to write down tradenames, both of which were recorded in the operating results of our MHPS segment in the year ended December 31, 2015.

Income from operations decreased by $67.9 million for the year ended December 31, 2015 when compared to 2014. The decrease was primarily due to lower operating performance in the AWP and Cranes segments.

Aerial Work Platforms

	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,213.4	—	$2,369.7	—	(6.6)%
Income from operations	$269.3	12.2%	$302.8	12.8%	(11.1)%

Net sales for the AWP segment for the year ended December 31, 2015 decreased $156.3 million when compared to 2014. Net sales decreased approximately $82 million due to the negative impact of foreign exchange rate changes. North American net sales decreased due to lower pricing and softening demand for telehandlers and booms, which are impacted by the uncertainty surrounding oil and gas markets. Sales in Latin America were lower due to the continuing impact of economic uncertainties in Brazil as well as softer pricing. These decreases were partially offset by increased net sales in Europe due to robust replacement demand and increased product adoption in China.

Income from operations for the year ended December 31, 2015 decreased $33.5 million when compared to 2014. The decrease was due to declines in net sales noted above, as well as unfavorable pricing, and negative impact from foreign exchange rate changes. These decreases were partially offset by lower material costs and reduced manufacturing costs associated with decreased indirect labor.

Cranes

	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,699.7	—	$1,791.1	—	(5.1)%
Income from operations	$57.5	3.4%	$85.9	4.8%	(33.1)%

Net sales for the Cranes segment for the year ended December 31, 2015 decreased by $91.4 million when compared to 2014. Net sales decreased approximately $172 million due to the negative impact of foreign exchange rate changes. Lower demand for mobile cranes in North America and Australia, largely due to declines in oil, gas and commodity prices, also contributed to the decrease in net sales. This was partially offset by higher cranes product sales in Europe and Asia and the contribution from an acquired business of approximately $73 million.

Income from operations for the year ended December 31, 2015 decreased $28.4 million when compared to 2014, resulting primarily from approximately $17 million of foreign exchange rate changes and approximately $14 million of lower factory utilization.

Material Handling & Port Solutions

	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,445.8	—	$1,783.4	—	(18.9)%
Loss from operations	$(8.6)	(0.6)%	$(17.2)	(1.0)%	(50.0)%

Net sales for the MHPS segment for the year ended December 31, 2015 decreased by $337.6 million when compared to 2014. Net sales decreased approximately $215 million due to the negative impact of foreign exchange rate changes. Decreases in port automation sales in Western Europe, and the divestiture of our Australia Material Handling business in 2014 also contributed to the decline in net sales. These decreases were partially offset by incremental sales of mobile harbor cranes as well as increased sales from our materials handling business in the United States.

Loss from operations for the year ended December 31, 2015 improved by $8.6 million when compared to 2014. The 2014 results included approximately $42 million of restructuring charges and approximately $33 million of loss from the sale of an entity, which did not repeat in 2015. The loss from operations in 2015 was driven by approximately $11 million and $23 million of goodwill and tradename impairment charges, respectively, and decline in sales volume, including continued challenges in Brazil and the decrease in port automation sales.

See Note L – “Goodwill and Intangible assets” in the accompanying Consolidated Financial Statements for more information about the goodwill and tradename impairment charges recognized in 2015.

Materials Processing

	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$636.5	—	$653.1	—	(2.5)%
Income from operations	$57.1	9.0%	$60.6	9.3%	(5.8)%

Net sales for the MP segment decreased by $16.6 million for the year ended December 31, 2015 when compared to 2014. The decrease was primarily due to approximately $44 million negative impact of foreign exchange rate changes. Sales volumes declined by approximately $24 million, including continued softness in mining-related markets. The decrease was partially offset by an increase of $51 million from acquired businesses, and increased sales in India.

Income from operations for the year ended December 31, 2015 decreased $3.5 million when compared to 2014. The decrease was driven primarily by approximately $9 million negative impact of foreign exchange rate changes, approximately $6 million impact from lower sales volume, partially offset by approximately $11 million of manufacturing cost savings.

Construction

	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$673.6	—	$836.6	—	(19.5)%
Income (loss) from operations	$(10.2)	(1.5)%	$1.2	0.1%	*
*              Not meaningful as a percentage

Net sales for the Construction segment decreased by $163.0 million for the year ended December 31, 2015 when compared to 2014. Net sales decreased by approximately $220 million due to the disposition of our majority interest in the compact track loader business in the fourth quarter of 2014, unfavorable foreign currency exchange rate changes, and reduced compact construction sales in Germany and India. Partially offsetting these decreases were increased site dumper sales in the U.K. and increased concrete mixer truck sales in the U.S.

Loss from operations for the year ended December 31, 2015 was $10.2 million, compared to income from operations of $1.2 million for the year ended December 31, 2014, resulting primarily from lower net sales, which drove a reduction of approximately $15 million from lower volume, the business divestiture noted above, partially offset by favorable pricing and sales mix.

Corporate/Eliminations

	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(125.9)	—	$(125.0)	—	*
Loss from operations	$(9.9)	*	$(10.2)	*	*

*	Not meaningful as a percentage

The net sales amounts include the elimination of intercompany sales activity among segments.

Interest Expense, Net of Interest Income

During the year ended December 31, 2015, our interest expense net of interest income was $100.3 million, or $12.2 million lower than the prior year. The reduction resulted from the settlement of the 4% Convertible Notes on June 1, 2015 and lower effective interest rates in the current year.

Loss on Early Extinguishment of Debt

During the year ended December 31, 2015, we recorded $0.1 million in costs related to an amendment made to our 2014 Credit Agreement to reduce the variable interest spread on our Euro denominated term loan by 50 basis points. We recorded a loss of $2.6 million on early extinguishment of debt in the year ended December 31, 2014 related to the termination of our 2011 Credit Agreement.

Other Income (Expense) — Net

Other income (expense) — net for the year ended December 31, 2015 was expense of $22.9 million, an increase of $19.5 million when compared to expense of $3.4 million in the prior year.  This was driven primarily by approximately $14 million of merger related costs and approximately $8 million in increased foreign exchange losses in the current year period compared to the prior year period.

Income Taxes

During the year ended December 31, 2015, we recognized income tax expense of $81.0 million on income of $226.6 million, an effective tax rate of 35.7%, as compared to an income tax expense of $37.7 million on income of $297.2 million, an effective tax rate of 12.7%, for the year ended December 31, 2014. The higher effective tax rate for the year ended December 31, 2015 was primarily due to tax benefits derived from divestitures in the year ended December 31, 2014, and increased losses not benefited in 2015 that do not produce tax benefits, partially offset by a favorable geographic mix of earnings in 2015.

Income (Loss) from Discontinued Operations

Income from discontinued operations for the year ended December 31, 2015 decreased by approximately $1 million when compared to the prior year as the truck business was sold in May 2014.

Gain (Loss) on Disposition of Discontinued Operations

Gain (loss) on disposition of discontinued operations decreased by approximately $55 million primarily due to the sale of the truck business in the year ended December 31, 2014.

2014 COMPARED WITH 2013

Terex Consolidated

	2014		2013
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$7,308.9	—	$7,084.0	—	3.2%
Gross profit	$1,453.5	19.9%	$1,439.5	20.3%	1.0%
SG&A	$1,030.4	14.1%	$1,020.4	14.4%	1.0%
Income from operations	$423.1	5.8%	$419.1	5.9%	1.0%

Net sales for the year ended December 31, 2014 increased $224.9 million when compared to 2013.  Our AWP segment had significant growth in net sales from continued rental channel replenishment. Our MHPS segment also experienced net sales growth primarily from its port solutions businesses. Net sales in our MP and Construction segments improved slightly in the current year. However, net sales in our Cranes segment were lower in the Middle East and Australia, partially offsetting net sales increases in our other segments.

Gross profit for the year ended December 31, 2014 increased $14.0 million when compared to 2013.  Our MHPS and Construction segments’ gross profit improved from the prior year, partially offset by decreased gross profit in the other three segments.

SG&A costs for the year ended December 31, 2014 increased by $10.0 million when compared to 2013.  Cost reduction activities taken in prior periods in our MHPS and Construction segments are reflected in current year SG&A costs. Higher SG&A costs in our AWP and MP segments more than offset those improvements.

Income from operations increased by $4.0 million for the year ended December 31, 2014 when compared to 2013.  The increase was primarily due to improvement in our MHPS and Construction segments, partially offset by weaker performance in our AWP, Cranes and MP segments.

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

Income from operations for the year ended December 31, 2014 decreased $23.0 million when compared to 2013.  The decrease was primarily due to higher factory and manufacturing start-up costs of approximately $33 million, higher commodity costs of approximately $17 million, approximately $7 million of increased selling and marketing costs associated with higher net sales, and approximately $8 million increased allocation of corporate costs, partially offset by margins associated with higher sales volume.

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

Income from operations for the year ended December 31, 2014 decreased $24.6 million when compared to 2013, resulting primarily from lower net sales, which drove a reduction of approximately $34 million in gross profit due to unfavorable product mix and lower volume, partially offset by approximately $10 million in lower restructuring and related charges. Income from operations was also impacted by approximately $4 million of higher engineering costs, primarily related to Tier 4 compliance and new product development.

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

Loss from operations for the year ended December 31, 2014 improved by $24.6 million when compared to 2013. This improvement was primarily driven by increased gross profit on increased net sales and favorable product mix, contributing approximately $34 million and by approximately $10 million of improvement related to prior year cost reduction activities. Additionally, restructuring and related charges and inventory charges were each approximately $6 million lower, respectively. This was partially offset by approximately $33 million related to a loss on sale of an entity.

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

Income from operations for the year ended December 31, 2014 decreased $11.2 million when compared to 2013. The decrease was driven primarily by unfavorable geographic mix of sales and decreased productivity, approximately $3 million of higher trade show expenses, approximately $2 million of higher engineering costs related to new product development, partially offset by approximately $2 million related to the reversal of a litigation accrual.

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

Income (loss) from operations for the year ended December 31, 2014 improved $26.0 million when compared to 2013.  Improvement was primarily due to the increase in net sales, improved factory utilization, and cost reductions driven by approximately $7 million from divestitures, approximately $3 million of selling and administrative cost reduction activities, approximately $3 million lower allocation of corporate costs, and approximately $2 million of reduced bad debt charges due to recoveries.

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

Income Taxes

During the year ended December 31, 2014, we recognized income tax expense of $37.7 million on income of $297.2 million, an effective tax rate of 12.7%, as compared to income tax expense of $87.4 million on income of $291.3 million, an effective tax rate of 30.0%, for the year ended December 31, 2013.  The lower effective tax rate for the year ended December 31, 2014 was primarily due to tax benefits derived from divestitures and a more favorable geographic mix of earnings. These items were partially offset by the recording of valuation allowances and reduced benefits from the release of uncertain tax positions when compared to the prior year.

Income (Loss) from Discontinued Operations

Income from discontinued operations for the year ended December 31, 2014 decreased by approximately $13.0 million when compared to the prior year as the truck business was sold in May 2014.

Gain (Loss) on Disposition of Discontinued Operations

Gain (loss) on disposition of discontinued operations increased by approximately $56 million primarily due to the sale of the truck business in the year ended December 31, 2014.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Changes in estimates and assumptions used by management could have significant impact on our financial results. Actual results could differ from those estimates.

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

Inventories – In valuing inventory, we are required to make assumptions regarding level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. These assumptions require us to analyze the aging of and forecasted demand for our inventory, forecast future products sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory. Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with our customers for future orders, including their plans for expenditures, and market trends for similar products. Our judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage. Valuation of used equipment taken in trade from customers requires us to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events that could significantly influence our judgment and related estimates include general economic conditions in markets where our products are sold, new equipment price fluctuations, actions of our competitors, including introduction of new products and technological advances, as well as new products and design changes we introduce. We make adjustments to our inventory reserve based on the identification of specific situations and increase our inventory reserves accordingly. As further changes in future economic or industry conditions occur, we will revise estimates that were used to calculate its inventory reserves.

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

Accounts Receivable – We are required to judge our ability to collect accounts receivable from our customers. Valuation of receivables includes evaluating customer payment histories, customer leverage, availability of third-party financing, political and exchange risks and other factors. Many of these factors, including assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. Given current economic conditions, there can be no assurance our historical accounts receivable collection experience will be indicative of future results.

Guarantees – As of December 31, 2015, we have issued guarantees to financial institutions related to customer financing of equipment purchases by our customers. We must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer’s payment history, leverage, availability of third party financing, political and exchange risks, and other factors. Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty.

Our customers, from time to time, may fund acquisition of our equipment through third-party finance companies. In certain instances, we may provide a credit guarantee to the finance company by which we agree to make payments to the finance company should the customer default. Our maximum liability is limited to the remaining payments due to the finance company at the time of default. In the event of customer default, we have generally been able to recover and dispose of the equipment at a minimum loss, if any, to us. There can be no assurance that our historical credit default experience will be indicative of future results. Our ability to recover losses experienced from our guarantees may be affected by economic conditions in effect at time of loss.

We issue residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee a piece of equipment will have a minimum fair market value at a future point in time. We are generally able to mitigate risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. We are generally able to mitigate the risk of these guarantees because maturity of guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

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

See Note S – “Litigation and Contingencies” in the Notes to the Consolidated Financial Statements for further information regarding our guarantees.

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

Goodwill and Indefinite-Lived Intangible Assets – Goodwill, representing the difference between total purchase price and fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value.  We selected October 1 as the date for our required annual impairment test.

Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which discrete financial information with similar economic characteristics is available and operating results are regularly reviewed by our management. AWP, Cranes, MP and Construction operating segments plus the Material Handling (“MH”) business and Port Solutions (“PS”) business of MHPS, comprise the six reporting units for goodwill impairment testing purposes.

We may elect to perform a qualitative analysis for our reporting units to determine whether it is more likely than not the fair value of the reporting unit is greater than its carrying value. If the qualitative analysis indicates that it is more likely than not the fair value of a reporting unit is less than its carrying amount or if we elect not to perform a qualitative analysis, we perform a quantitative analysis to determine whether a goodwill impairment exists.

The quantitative goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. We use an income approach derived from a discounted cash flow model to estimate fair value of our reporting units. The aggregate fair value of our reporting units is compared to our market capitalization on the valuation date to assess its reasonableness. Initial recognition of goodwill, as well as the annual review of carrying value of goodwill, requires that we develop estimates of future business performance. These estimates are used to derive expected cash flow and include assumptions regarding future sales levels and the level of working capital needed to support a given business. We rely on data developed by business segment management as well as macroeconomic data in making these calculations. The discounted cash flow model also includes a determination of our weighted average cost of capital. Cost of capital is based on assumptions about interest rates as well as a risk-adjusted rate of return required by our equity investors. Changes in these estimates can impact present value of expected cash flow used in determining fair value of acquired intangible assets as well as overall expected value of a given business.

The second step of the process involves calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. Implied fair value of goodwill is determined by measuring the excess of estimated fair value of the reporting unit over estimated fair values of individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If implied fair value of goodwill exceeds carrying value of goodwill assigned to the reporting unit, there is no impairment. If carrying value of goodwill assigned to a reporting unit exceeds implied fair value of goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed carrying value of goodwill assigned to a reporting unit and subsequent reversal of goodwill impairment losses is not permitted.

There were no indicators of goodwill impairment in the tests performed as of October 1, 2014 and 2013. As a result of our annual impairment test in the fourth quarter of 2015, we recorded a non-cash charge of $11.3 million in our MHPS segment, to reflect impairment of goodwill in our PS reporting unit. See Note L – “Goodwill and Intangible Assets, Net” in the Notes to the Consolidated Financial Statements.

In order to evaluate the sensitivity of any quantitative fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of any reporting unit calculated. This hypothetical 10% decrease would still result in excess fair value over carrying value for the reporting units tested, other than PS, as of October 1, 2015.

The Company has indefinite-lived intangible assets, consisting of tradenames.  These indefinite-lived intangible assets are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. To test indefinite-lived intangible assets, we develop an estimate of fair value using a discounted cash flow model. Assumptions critical to the process include forecasted financial information, discount rates and royalty rates, using the best information available at the time of the test. We assessed our indefinite-lived tradenames during the fourth quarter of 2015 due to the deterioration in market conditions of our MHPS segment and continued deterioration in the revenue outlook for this segment. As a result of this analysis, we recorded a non-cash impairment charge of approximately $23 million in the fourth quarter of 2015 in our MHPS segment.

Further adjustments may be necessary in the future if conditions differ substantially from the assumptions utilized.

Impairment of Long-Lived Assets – Our policy is to assess the realizability of our long-lived assets, including definite-lived intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if fair value based on the estimated future undiscounted cash flows are less than the asset’s carrying value. Future cash flow projections include assumptions regarding future sales levels and the level of working capital needed to support each business. We use data developed by business segment management as well as macroeconomic data in making these calculations. There are no assurances that future cash flow assumptions will be achieved. The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset.

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

Defined Benefit Plans – Pension benefits represent financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. As of December 31, 2015, we maintained one qualified defined benefit pension plan and one nonqualified plan covering certain U.S. employees. Benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during final years of employment. Benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. Participation in the qualified plan is frozen and participants are only credited with post-freeze service for purposes of determining vesting and retirement eligibility. It is our policy, generally, to fund the qualified U.S. plan based on requirements of the Employee Retirement Income Security Act of 1974. See Note Q – “Retirement Plans and Other Benefits” in the Notes to the Consolidated Financial Statements. The nonqualified plan provides retirement benefits to certain senior executives of the Company and is unfunded. Generally, the nonqualified plan provides a benefit based on average total compensation earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program, excluding salary deferrals and matching contributions. In addition, benefits are reduced by Social Security Primary Insurance Amounts attributable to Company contributions. Participation in the nonqualified plan is frozen; however, eligible participants are credited with post-freeze service for purposes of determining vesting and the amount of benefits.

We maintain defined benefit plans in France, Germany, India, Switzerland and the United Kingdom (“U.K.”) for some of our subsidiaries. The plans in France, Germany and India are unfunded plans. The plan in the U.K. is frozen. For our operations in Austria and Italy there are mandatory termination indemnity plans providing a benefit payable upon termination of employment in substantially all cases of termination. We record this obligation based on the mandated requirements. The measure of the current obligation is not dependent on the employees’ future service and therefore is measured at current value.

Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds. For the U.S. plan, approximately 31% of the assets are in equity securities and 69% are in fixed income securities. For non-U.S. funded plans, approximately 25% of the assets are in equity securities, 69% are in fixed income securities and 6% are in real estate investment securities. These allocations are reviewed periodically and updated to meet the long-term goals of the plans.

Determination of defined benefit pension and post-retirement plan obligations and their associated expenses requires use of actuarial valuations to estimate the benefits employees earn while working, as well as the present value of those benefits. We use the services of independent actuaries to assist with these calculations. Inherent in these valuations are economic assumptions, including expected returns on plan assets, discount rates at which liabilities may be settled, rates of increase of health care costs, rates of future compensation increases as well as employee demographic assumptions such as retirement patterns, mortality and turnover. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover rates, or longer or shorter life spans of participants. During 2014, the Society of Actuaries released a new mortality table, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. The Company adopted these new tables for its U.S. pension plans for use in determining its projected benefit obligations. Actual results that differ from the actuarial assumptions used are recorded as unrecognized gains and losses. Unrecognized gains and losses that exceed 10% of the greater of the plan’s projected benefit obligations or the market-related value of assets are amortized to earnings over the shorter of the estimated future service period of the plan participants or the period until any anticipated final plan settlements. The assumptions used in the actuarial models are evaluated periodically and are updated to reflect experience. We believe the assumptions used in the actuarial calculations are reasonable and are within accepted practices in each of the respective geographic locations in which we operate.

Expected long-term rates of return on pension plan assets were 7.50% for the U.S. plan, 6.00% for the U.K. plan and 2.50% for the Swiss plan at December 31, 2015. Our strategy with regard to the investments in the pension plans is to earn a rate of return sufficient to match or exceed the long-term growth of pension liabilities. The expected rate of return of plan assets represents an estimate of long-term returns on the investment portfolio. These rates are determined annually by management based on a weighted average of current and historical market trends, historical portfolio performance and the portfolio mix of investments. The expected long-term rate of return on plan assets at December 31 is used to measure the earnings effects for the subsequent year. The difference between the expected return and the actual return on plan assets affects the calculated value of plan assets and, ultimately, future pension expense (income).

The discount rates for pension plan liabilities were 4.20% for U.S. plan and 0.70% to 14.02% with a weighted average of 2.70% for non-U.S. plans at December 31, 2015. The discount rate enables us to estimate the present value of expected future cash flows on the measurement date. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments at the December 31 measurement date. The discount rate at December 31 is used to measure the year-end benefit obligations and the earnings effects on the subsequent year. Typically, a higher discount rate decreases the present value of benefit obligations.

Our U.S. pension plan is frozen so there is no expected rate of compensation increase, however, our SERP has an expected rate of compensation increase of 3.75%. The expected rates of compensation increase for our non-U.S. pension plans were 1.00% to 10.00% with a weighted average of 1.59% at December 31, 2015. These estimated annual compensation increases are determined by management every year and are based on historical trends and market indices.

We have recorded the underfunded status on our balance sheet as a liability and the unrecognized prior service costs and actuarial gains (losses) as an adjustment to Stockholders’ equity on the Consolidated Balance Sheet. The net decrease in the liability and funded status of $57.3 million was due to the positive effect of changes in foreign exchange rates and changes in assumptions from the previous year, primarily increases in the discount rates.

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

We expect any future obligations under our plans that are not currently funded will be funded from future cash flows from operations. If our contributions are insufficient to adequately fund the plans to cover our future obligations, or if the performance of assets in our plans does not meet expectations, or if our assumptions are modified, contributions could be higher than expected, which would reduce cash available for our business. Changes in U.S. or foreign laws governing these plans could require additional contributions. In addition, changes in generally accepted accounting principles in the U.S. could require recording additional liabilities and costs related to these plans.

Assumptions used in computing our net pension expense and projected benefit obligation have a significant effect on the amounts reported. A 25 basis point change in each assumption below would have the following effects upon net pension expense and projected benefit obligation, respectively, as of and for the year ended December 31, 2015:

	Increase		Decrease
	Discount Rate	Expected long- term rate of return	Discount Rate	Expected long- term rate of return
	($ amounts in millions)
U. S. Plan:
Net pension expense	$(0.2)	$(0.3)	$0.2	$0.3
Projected benefit obligation	$(5.2)	$—	$5.4	$—

Non-U.S. Plans:
Net pension expense	$0.1	$(0.4)	$(0.2)	$0.4
Projected benefit obligation	$(18.5)	$—	$19.5	$—

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

LIQUIDITY AND CAPITAL RESOURCES

We continue to focus on generating cash and improving margins. We generated $212.9 million in cash from operating activities and exceeded our expectations for free cash flow with approximately $290 million generated for the year ended December 31, 2015. This was primarily due to improved working capital efficiency and net income for the year. Our liquidity (cash and availability under our revolving credit line) decreased from December 31, 2014 to December 31, 2015 by approximately $12 million. The decrease was mostly the result of higher capital spending and targeted acquisitions in our Cranes and MP segments. Please refer to Note O – “Long-Term Obligations” in the accompanying Consolidated Financial Statements for further information on the new securitization facility.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

Year Ended 12/31/2015
Net cash provided by (used in) operating activities	212.9
Plus: Increase (decrease) in TFS assets	186.7
Less: Increase in cash for securitization settlement	(6.2)
Less: Capital expenditures	(103.8)
Free cash flow	$289.6

Generating cash from operations depends primarily on the Company’s ability to earn net income through the sales of its products and to manage its investment in working capital. In the fourth quarter of 2015, we entered into two uncommitted facilities to sell certain trade accounts receivable to third party financial institutions. During the fourth quarter of 2015, we sold, without recourse, accounts receivable approximating 5% of our fourth quarter revenue to provide additional liquidity.

Our main sources of funding are cash generated from operations, loans from our bank credit facilities, and funds raised in capital markets.  We had cash and cash equivalents of $466.5 million at December 31, 2015.  The majority of the cash held by our foreign subsidiaries is expected to be maintained locally because we plan to reinvest such cash and cash equivalents to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of these operations. Such cash could be used in the U.S., if necessary. Cash repatriated to the U.S. could be subject to incremental local and U.S. taxation. Currently, there are no trends, demands or uncertainties as a result of the Company’s cash re-investment policy that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility.

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

Our ability to generate cash from operations is subject to numerous factors, including the following:

•
Many of our customers fund their purchases through third-party finance companies that extend credit based on the credit-worthiness of the customers and the expected residual value of our equipment. Changes either in customers’ credit profile or used equipment values may affect the ability of customers to purchase equipment. There can be no assurance that third-party finance companies will continue to extend credit to our customers as they have in the past.

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

Our investment in financial services assets was approximately $349 million, net at December 31, 2015. We remain focused on expanding financing solutions in key markets like the U.S. and Europe. We also anticipate using TFS to drive incremental sales by increasing direct customer financing through TFS in certain instances.

During 2015, our cash used in inventory was approximately $91 million, which was driven mostly by our AWP segment, as sales in the second half of the year did not reach the level expected. Working capital as a percent of trailing three month annualized net sales was 23.8% at December 31, 2015.

The following tables show the calculation of our working capital and trailing three months annualized sales as of December 31, 2015 (in millions):

Three months ended 12/31/15
Net Sales	$1,577.7
x	4
Trailing Three Month Annualized Net Sales	$6,310.8

As of 12/31/15
Inventories	$1,445.7
Trade Receivables	939.2
Less: Trade Accounts Payable	(737.7)
Less: Customer advances	(142.7)
Total Working Capital	$1,504.5
Our credit agreement provides us with a revolving line of credit of up to $600 million. See Note O - “Long-Term Obligations,” in our Consolidated Financial Statements for information concerning our credit agreement. We had $600 million available for borrowing under our revolving credit facilities at December 31, 2015. The credit agreement also allows incremental commitments, which may be extended at the option of the lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both as long as we satisfy a secured debt financial ratio contained in the credit facilities. We had no outstanding borrowings under our revolving credit facilities at December 31, 2015 and 2014, respectively. Borrowings under our U.S. dollar and Euro denominated term loans were $439.2 million as of December 31, 2015.

Interest rates charged under the revolving line of credit in our credit agreement are subject to adjustment based on our consolidated leverage ratio. The U.S. dollar term loans bear interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 2.75%, with a floor of 0.75% on LIBOR. The Euro term loans bear interest at a rate of Euro Interbank Offer Rate (“EURIBOR”) plus 2.75%, with a floor of 0.75% on EURIBOR. At December 31, 2015, the weighted average interest rate on these term loans was 3.50%.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

The revolving line of credit under our credit facility matures in August 2019 and our term loans under our credit facility mature in August 2021.  Our 6-1/2% Senior Notes mature April 1, 2020 and our 6% Senior Notes mature May 15, 2021.  Upon completion of the Merger, the debt under our credit facility and both senior notes could have potentially accelerated to earlier dates. As a result, on August 10, 2015, we and Konecranes entered into a Commitment Letter (the "Commitment Letter") with Credit Suisse Securities (USA) LLC ("CS Securities") and Credit Suisse AG ("CS" and, together with CS Securities and their respective affiliates, "Credit Suisse") in which Credit Suisse committed to provide us and Konecranes with financing for (A) senior secured credit facilities in an aggregate principal amount of up to $1.65 billion, consisting of (i) a senior secured term loan facility in an aggregate principal amount of $900.0 million (such aggregate principal amount to be allocated between a U.S. dollar-denominated term loan facility to be made to the Company and a Euro-denominated term loan facility in an aggregate principal amount of up to €450.0 million to be made to Konecranes or one of its subsidiaries) and (ii) two senior secured revolving credit facilities in an aggregate principal amount of up to $750.0 million and (B) a senior unsecured bridge facility in an aggregate principal amount of up to $1.15 billion. As a result of the receipt of the consents noted in Note O - “Long-Term Obligations,” in our Condensed Consolidated Financial Statements, we and Konecranes notified Credit Suisse that we terminated the commitments of the lenders in the amount of $1.15 billion with respect to the bridge facility under the commitment letter from Credit Suisse dated August 10, 2015. In connection with the Commitment Letter, we began to incur fees on the unused commitment in January 2016.

On May 28, 2015, we entered into a securitization facility with capacity up to $350 million secured by equipment loans and leases to our customers originated by TFS. As of December 31, 2015, the Company had $206.5 million in loans outstanding under this facility. See Note O - “Long-Term Obligations,” in our Consolidated Financial Statements for information concerning this securitization facility.

On June 1, 2015 we paid cash of $131.1 million (including accrued interest of $2.3 million) and issued approximately 3.4 million shares of $.01 par value common stock to settle the 4% Convertible Notes. See Note O - “Long-Term Obligations,” in our Consolidated Financial Statements for information concerning the 4% Convertible Notes.

We announced in February 2015 that our Board of Directors authorized the repurchase of up to $200 million of our outstanding shares of common stock. During 2015, we repurchased approximately 1.9 million shares for approximately $50 million. In each quarter of 2015, we paid a $0.06 cash dividend to our shareholders. Our Board of Directors declared a dividend of $0.07 per share in the first quarter of 2016, which will be paid in March 2016. However, additional declarations of quarterly dividends and the establishment of future record and payment dates are subject to the determination of our Board of Directors.

Our ability to access capital markets to raise funds, through sale of equity or debt securities, is subject to various factors, some specific to us, and others related to general economic and/or financial market conditions.  These include results of operations, projected operating results for future periods and debt to equity leverage.  Our ability to access capital markets is also subject to our timely filing of periodic reports with the Securities and Exchange Commission (“SEC”).  In addition, terms of our bank credit facilities, senior notes and senior subordinated notes contain restrictions on our ability to make further borrowings and to sell substantial portions of our assets.

Cash Flows

Cash provided by operations for the year ended December 31, 2015 totaled $212.9 million, compared to cash provided by operations of $410.7 million for the year ended December 31, 2014.  The change in cash from operations was primarily driven by lower net income in the current year.

Cash used in investing activities for the year ended December 31, 2015 was $172.7 million, compared to $95.0 million cash provided by investing activities for the year ended December 31, 2014.  The increase of cash used in investing activities was primarily due to proceeds received in the prior year related to sale of our truck business, as well as higher cash used for acquisitions and capital expenditures in 2015 compared to 2014.

Cash used in financing activities was $14.4 million for the year ended December 31, 2015, compared to cash used in financing activities for the year ended December 31, 2014 of $396.7 million.  The reduction in cash used in financing activities in 2015 compared to 2014 was primarily due to increased net borrowings, reduced share repurchases and purchases of noncontrolling interest shares in 2014 that did not recur in 2015.

Contractual Obligations

The following table sets out our specified contractual obligations at December 31, 2015 (in millions):

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations	$2,286.3	$166.9	$284.0	$527.4	$1,308.0
Capital lease obligations	5.1	1.1	2.0	1.2	0.8
Operating lease obligations	222.7	61.0	81.9	37.3	42.5
Purchase obligations (1)	541.9	533.2	8.3	0.4	—
Total	$3,056.0	$762.2	$376.2	$566.3	$1,351.3

(1)	Purchase obligations include non-cancellable and cancellable commitments. In many cases, cancellable commitments contain penalty provisions for cancellation.

Long-term debt obligations include expected interest expense. Interest expense is calculated using fixed interest rates for indebtedness that has fixed rates and the implied forward rates as of December 31, 2015 for indebtedness that has floating interest rates.

As of December 31, 2015, our liability for uncertain income tax positions was $51.2 million.  With respect to our tax audits worldwide, it is reasonably possible that we will make payments in 2016 of up to $25.8 million.  Payments may be made in part to mitigate the accrual of interest in connection with income tax audit assessments that may be issued and that we would contest, or may in part be made to settle the matter with the tax authorities.  Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the remaining liabilities, we are unable to make a reasonable estimate of the amount and period in which these remaining liabilities might be paid.

Additionally, at December 31, 2015, we had outstanding letters of credit that totaled $210.9 million and had issued $39.8 million in credit guarantees of customer financing to purchase equipment and $6.9 million in buyback guarantees.

We maintain defined benefit pension plans for some of our operations in the United States and Europe. It is our policy to fund the retirement plans at the minimum level required by applicable regulations. In 2015, we made cash contributions and payments to the retirement plans of $18.9 million, and we estimate that our retirement plan contributions will be approximately $19 million in 2016. Changes in market conditions, changes in our funding levels or actions by governmental agencies may result in accelerated funding requirements in future periods.

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

We issue, from time to time, residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. We are generally able to mitigate the risk associated with these guarantees because maturity of guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to functionality and state of repair of the machine. We are generally able to mitigate risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to used equipment markets provided by our original equipment manufacturer status.

See Note S – “Litigation and Contingencies” in the Notes to the Consolidated Financial Statements for further information regarding our guarantees.

There can be no assurance our historical experience in used equipment markets will be indicative of future results. Our ability to recover losses from our guarantees may be affected by economic conditions in used equipment markets at the time of loss.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while costs associated with those revenues are only partly incurred in the same currencies. Major foreign currencies, among others, in which we do business are the Euro, Australian Dollar and British Pound. We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At December 31, 2015, we had foreign exchange contracts with a notional value of $237.3 million that were initially designated as hedge contracts. Fair market value of these arrangements, which represents the cost to settle these contracts, was a net gain of $2.8 million at December 31, 2015. See Risk Factor entitled, “We are subject to currency fluctuations,” for further information on our foreign exchange risk.

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

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and other matters. See Note S – “Litigation and Contingencies” in the Notes to the Consolidated Financial Statements for more information concerning contingencies and uncertainties, including our ERISA, securities and stockholder derivative lawsuits. We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage, intellectual property and other insurable risk required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any of our costs. However, we do not believe these contingencies and uncertainties will, individually or in the aggregate, have a material adverse effect on our operations. For contingencies and uncertainties other than income taxes, when it is probable that a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

See Item 1. Business – Safety and Environmental Considerations for additional discussion of safety and environmental items.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that exist as part of our ongoing business operations and we use derivative financial instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. For further information on accounting policies related to derivative financial instruments, refer to Note M – “Derivative Financial Instruments” in our Consolidated Financial Statements.

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and other intercompany transactions. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, we are exposed to volatility in translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar when compared to functional currencies of our major markets, which include the Euro, Australian Dollar and British Pound. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures. See Risk Factor entitled, “We are subject to currency fluctuations,” for further information on our foreign exchange risk.

At December 31, 2015, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the year ended December 31, 2015 would have had an approximately $10 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate, Commercial Paper rate, LIBOR and EURIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At December 31, 2015, approximately 25% of our debt was floating rate debt and the weighted average interest rate for all debt was 5.04%.

At December 31, 2015, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at December 31, 2015 would have increased interest expense by approximately $2 million for the year ended December 31, 2015.

Commodities Risk

Principal materials and components that we use in our manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. In 2015, minor, unfavorable input cost changes in some areas were more than off-set by favorable changes in steel prices and other commodities.

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

Unaudited Quarterly Financial Data

Certain amounts reported below have been changed from those previously reported on Forms 10-Q to reflect the impact of discontinued operations for all periods. Summarized quarterly financial data for 2015 and 2014 are as follows (in millions, except per share amounts):

	2015				2014
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net sales	$1,577.7	$1,641.3	$1,828.5	$1,495.6	$1,789.4	$1,809.8	$2,055.1	$1,654.6
Gross profit	311.1	336.6	384.2	276.6	339.0	357.3	423.8	333.4
Net income (loss) from continuing operations attributable to common stockholders (1)	14.6	44.8	85.2	(2.1)	79.9	58.7	87.8	32.6
Income (loss) from discontinued operations – net of tax	—	—	—	—	—	—	0.5	0.9
Gain (loss) on disposition of discontinued operations – net of tax	1.9	(1.2)	(0.4)	3.1	0.1	5.5	51.5	1.5
Net income (loss) attributable to Terex Corporation	16.5	43.6	84.8	1.0	80.0	64.2	139.8	35.0
Per share:
Basic
Net income (loss) from continuing operations attributable to common stockholders	$0.13	$0.41	$0.80	$(0.02)	$0.74	$0.53	$0.80	$0.30
Income (loss) from discontinued operations – net of tax	—	—	—	—	—	—	—	0.01
Gain (loss) on disposition of discontinued operations – net of tax	0.02	(0.01)	—	0.03	—	0.05	0.47	0.01
Net income (loss) attributable to Terex Corporation	0.15	0.40	0.80	0.01	0.74	0.58	1.27	0.32
Diluted
Net income (loss) from continuing operations attributable to common stockholders	$0.13	$0.41	$0.78	$(0.02)	$0.71	$0.51	$0.76	$0.28
Income (loss) from discontinued operations – net of tax	—	—	—	—	—	—	—	0.01
Gain (loss) on disposition of discontinued operations – net of tax	0.02	(0.01)	—	0.03	—	0.05	0.45	0.01
Net income (loss) attributable to Terex Corporation	0.15	0.40	0.78	0.01	0.71	0.56	1.21	0.30
(1) The fourth quarter 2015 results include correcting adjustments of $4.2 million of expense related to prior periods which was identified and recorded in this quarter, primarily related to a tax valuation allowance and excess freight reimbursement accruals. The Company believes these adjustments are immaterial to current and prior periods.

The accompanying unaudited quarterly financial data have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with Item 302 of Regulation S-K. In our opinion, all adjustments considered necessary for a fair statement have been made and were of a normal recurring nature.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of December 31, 2015, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2015.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	141,223 (1)	$47.50	3,509,952
Equity compensation plans not approved by stockholders	—	—	—
Total	141,223		3,509,952

(1)
This does not include 3,092,943 of restricted stock awards, which are also not included in the calculation of the weighted average exercise price of outstanding options, warrants and rights in column (b) of this table.

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

TEREX CORPORATION

By:	/s/ John L. Garrison, Jr.	February 22, 2016
John L. Garrison, Jr.
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ John L. Garrison, Jr	President, Chief Executive Officer	February 22, 2016
John L. Garrison, Jr.	and Director
(Principal Executive Officer)

/s/ Kevin P. Bradley	Senior Vice President and Chief Financial	February 22, 2016
Kevin P. Bradley	Officer
(Principal Financial Officer)

/s/ Mark I. Clair	Vice President, Controller and Chief	February 22, 2016
Mark I. Clair	Accounting Officer
(Principal Accounting Officer)

/s/ G. Chris Andersen	Director	February 22, 2016
G. Chris Andersen

/s/ Paula H. J. Cholmondeley	Director	February 22, 2016
Paula H. J. Cholmondeley

/s/ Don DeFosset	Director	February 22, 2016
Don DeFosset

/s/ Thomas J. Hansen	Director	February 22, 2016
Thomas J. Hansen

/s/ Raimund Klinkner	Director	February 22, 2016
Raimund Klinkner

/s/ David A. Sachs	Non-Executive Chairman and Director	February 22, 2016
David A. Sachs

/s/ Oren G. Shaffer	Director	February 22, 2016
Oren G. Shaffer

/s/ David C. Wang	Director	February 22, 2016
David C. Wang

/s/ Scott W. Wine	Director	February 22, 2016
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

4.4
Fourth Supplemental Indenture, dated as of November 26, 2012, to the Senior Debt Indenture dated as of July 20, 2007, with HSBC Bank USA, National Association as Trustee relating to 6% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated November 26, 2012 and filed with the Commission on November 30, 2012).

4.5
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

4.6
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

10.18
Loan and Security Agreement, dated as of May 28 2015, among TFS Funding I, LLC, Terex Financial Services, Inc., Institutional Secured Funding (Jersey) Limited, Credit Suisse AG (Cayman Islands Branch) and Credit Suisse AG (New York Branch) (incorporated by reference to Exhibit 10.18 of the Form 10-Q for the quarter ended June 30, 2015 of Terex Corporation, Commission File No. 1-10702). ^

10.19
Commitment Letter dated August 10, 2015, among Terex Corporation, Konecranes Plc, Credit Suisse Securities (USA) LLC and Credit Suisse AG (incorporated by reference to Exhibit 10.19 of the Form 10-Q for the quarter ended September 30, 2015 of Terex Corporation, Commission File No. 1-10702).

10.20
Amended and Restated Employment and Compensation Agreement, dated August 9, 2012, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated August 9, 2012 and filed with the Commission on August 13, 2012). ***

10.21
Life Insurance Agreement, dated as of October 13, 2006, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 13, 2006 and filed with the Commission on October 16, 2006). ***

10.22
Transition and Retirement Agreement between Terex Corporation and Phillip C. Widman, dated October 19, 2012 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 19, 2012 and filed with the Commission on October 22, 2012). ***

10.23
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 29, 2011 and filed with the Commission on March 31, 2011). ***

10.24
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 29, 2011 and filed with the Commission on March 31, 2011). ***

10.25
Employment Letter from Terex Corporation signed by John Garrison on October 15, 2015 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 15, 2015 and filed with the Commission on October 19, 2015). ***

10.26
Consulting Agreement between Terex Corporation and Ronald M. DeFeo, dated December 11, 2015 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 11, 2015 and filed with the Commission on December 14, 2015). ***

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

TEREX CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 AND 2014
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED December 31, 2015

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Terex Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Stamford, Connecticut
February 22, 2016

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net sales	$6,543.1	$7,308.9	$7,084.0
Cost of goods sold	(5,234.6)	(5,855.4)	(5,644.5)
Gross profit	1,308.5	1,453.5	1,439.5
Selling, general and administrative expenses	(918.6)	(1,030.4)	(1,020.4)
Goodwill and intangible asset impairment	(34.7)	—	—
Income (loss) from operations	355.2	423.1	419.1
Other income (expense)
Interest income	4.3	6.6	6.7
Interest expense	(104.6)	(119.1)	(126.1)
Loss on early extinguishment of debt	(0.1)	(2.6)	(5.2)
Amortization of debt issuance costs	(5.3)	(7.4)	(8.5)
Other income (expense) – net	(22.9)	(3.4)	5.3
Income (loss) from continuing operations before income taxes	226.6	297.2	291.3
(Provision for) benefit from income taxes	(81.0)	(37.7)	(87.4)
Income (loss) from continuing operations	145.6	259.5	203.9
Income (loss) from discontinued operations – net of tax	—	1.4	14.4
Gain (loss) on disposition of discontinued operations – net of tax	3.4	58.6	2.6
Net income (loss)	149.0	319.5	220.9
Net loss (income) attributable to noncontrolling interest	(3.1)	(0.5)	5.1
Net income (loss) attributable to Terex Corporation	$145.9	$319.0	$226.0
Amounts attributable to Terex Corporation common stockholders:
Income (loss) from continuing operations	$142.5	$259.0	$209.0
Income (loss) from discontinued operations – net of tax	—	1.4	14.4
Gain (loss) on disposition of discontinued operations – net of tax	3.4	58.6	2.6
Net income (loss) attributable to Terex Corporation	$145.9	$319.0	$226.0
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$1.33	$2.36	$1.88
Income (loss) from discontinued operations – net of tax	—	0.01	0.13
Gain (loss) on disposition of discontinued operations – net of tax	0.03	0.54	0.02
Net income (loss) attributable to Terex Corporation	$1.36	$2.91	$2.03
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$1.30	$2.27	$1.79
Income (loss) from discontinued operations – net of tax	—	0.01	0.12
Gain (loss) on disposition of discontinued operations – net of tax	0.03	0.51	0.02
Net income (loss) attributable to Terex Corporation	$1.33	$2.79	$1.93
Weighted average number of shares outstanding in per share calculation
Basic	107.4	109.7	111.1
Diluted	109.6	114.2	117.0

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$149.0	$319.5	$220.9
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment, net of (provision for) benefit from taxes of $11.7, $0.9 and $(9.5), respectively	(247.3)	(237.7)	(21.6)
Derivative hedging adjustment, net of (provision for) benefit from taxes of $(0.4), $1.2 and $(0.8), respectively	3.0	(3.4)	3.1
Debt and equity securities adjustment, net of (provision for) benefit from taxes of $0.1, $0.0 and $0.6, respectively	(7.9)	1.6	(1.9)
Pension liability adjustment:
Net gain (loss), net of (provision for) benefit from taxes of $2.6, $11.4 and $(13.7), respectively	11.7	(94.0)	24.6
Amortization of actuarial (gain) loss, net of provision for (benefit from) taxes of $(1.6), $(1.2) and $(3.1), respectively	9.6	4.9	6.5
Foreign exchange and other effects, net of (provision for) benefit from taxes of $(1.9), $(1.2) and $0.9, respectively	11.0	15.2	(2.7)
Total pension liability adjustment	32.3	(73.9)	28.4
Other comprehensive income (loss)	(219.9)	(313.4)	8.0
Comprehensive income (loss)	(70.9)	6.1	228.9
Comprehensive loss (income) attributable to noncontrolling interest	(3.0)	(0.4)	4.7
Comprehensive income (loss) attributable to Terex Corporation	$(73.9)	$5.7	$233.6

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except par value)

	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$466.5	$478.2
Trade receivables (net of allowance of $29.6 and $30.5 at December 31, 2015 and 2014, respectively)	939.2	1,086.4
Inventories	1,445.7	1,460.9
Prepaid assets	225.4	248.0
Other current assets	67.4	82.7
Total current assets	3,144.2	3,356.2
Non-current assets
Property, plant and equipment – net	675.8	690.3
Goodwill	1,023.2	1,131.0
Intangible assets – net	249.5	325.4
Other assets	544.4	425.1
Total assets	$5,637.1	$5,928.0

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$80.2	$152.5
Trade accounts payable	737.7	736.1
Accrued compensation and benefits	188.2	204.0
Accrued warranties and product liability	68.3	74.2
Customer advances	142.7	197.4
Other current liabilities	241.5	278.9
Total current liabilities	1,458.6	1,643.1
Non-current liabilities
Long-term debt, less current portion	1,751.0	1,636.3
Retirement plans	375.7	432.5
Other non-current liabilities	139.8	177.0
Total liabilities	3,725.1	3,888.9
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 128.8 and 124.6 shares at December 31, 2015 and 2014, respectively	1.3	1.2
Additional paid-in capital	1,273.3	1,251.5
Retained earnings	2,104.6	1,984.9
Accumulated other comprehensive (loss) income	(649.6)	(429.8)
Less cost of shares of common stock in treasury – 21.1 and 19.2 shares at December 31, 2015 and 2014, respectively	(852.2)	(801.9)
Total Terex Corporation stockholders’ equity	1,877.4	2,005.9
Noncontrolling interest	34.6	33.2
Total stockholders’ equity	1,912.0	2,039.1
Total liabilities, noncontrolling interest and stockholders’ equity	$5,637.1	$5,928.0

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Non-controlling Interest	Total
Balance at December 31, 2012	109.9	$1.2	$1,260.7	$1,467.7	$(124.1)	$(597.8)	$23.6	$2,031.3
Net Income (Loss)	—	—	—	226.0	—	—	(5.1)	220.9
Other Comprehensive Income (Loss) – net of tax:	—	—	—	—	7.6	—	0.4	8.0
Issuance of Common Stock	0.8	—	17.9	—	—	—	—	17.9
Compensation under Stock-based Plans – net	0.1	—	22.1	—	—	1.3	—	23.4
Acquisition	—	—	—	—	—	—	7.8	7.8
Dividends	—	—	0.1	(5.6)	—	—	—	(5.5)
Divestiture	—	—	—	—	—	—	(2.0)	(2.0)
Purchase of noncontrolling interest	—	—	(54.0)	—	—	—	—	(54.0)
Convertible Debt	—	—	0.7	—	—	—	—	0.7
Acquisition of Treasury Stock	(0.9)	—	—	—	—	(33.7)	—	(33.7)
Balance at December 31, 2013	109.9	1.2	1,247.5	1,688.1	(116.5)	(630.2)	24.7	2,214.8
Net Income (Loss)	—	—	—	319.0	—	—	0.5	319.5
Other Comprehensive Income (Loss) – net of tax:	—	—	—	—	(313.3)	—	(0.1)	(313.4)
Issuance of Common Stock	0.9	—	21.7	—	—	—	—	21.7
Compensation under Stock-based Plans – net	—	—	8.8	—	—	1.2	—	10.0
Acquisition	—	—	—	—	—	—	8.1	8.1
Dividends	—	—	0.4	(22.2)	—	—	—	(21.8)
Purchase of noncontrolling interest	—	—	(26.9)	—	—	—	—	(26.9)
Acquisition of Treasury Stock	(5.4)	—	—	—	—	(172.9)	—	(172.9)
Balance at December 31, 2014	105.4	1.2	1,251.5	1,984.9	(429.8)	(801.9)	33.2	2,039.1
Net Income (Loss)	—	—	—	145.9	—	—	3.1	149.0
Other Comprehensive Income (Loss) – net of tax:	—	—	—	—	(219.8)	—	(0.1)	(219.9)
Issuance of Common Stock	4.3	0.1	25.8	—	—	—	—	25.9
Compensation under Stock-based Plans – net	—	—	(4.5)	—	—	2.3	—	(2.2)
Dividends	—	—	0.4	(26.2)	—	—	(0.3)	(26.1)
Purchase of noncontrolling interest	—	—	0.1	—	—	—	(1.3)	(1.2)
Acquisition of Treasury Stock	(2.0)	—	—	—	—	(52.6)	—	(52.6)
Balance at December 31, 2015	107.7	$1.3	$1,273.3	$2,104.6	$(649.6)	$(852.2)	$34.6	$1,912.0

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$149.0	$319.5	$220.9
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
(Gain) loss on disposition of discontinued operations	(3.4)	(58.6)	(2.6)
Depreciation and amortization	128.2	155.7	152.3
Deferred taxes	(2.6)	(17.8)	(2.3)
(Gain) loss on sale of assets	(1.0)	16.6	4.3
Loss on early extinguishment of debt	0.1	2.6	5.2
Stock-based compensation expense	38.5	46.5	43.9
Other non-cash charges	72.9	32.3	53.1
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	74.1	(4.2)	(153.1)
Inventories	(90.6)	(27.1)	(70.4)
Trade accounts payable	41.7	85.8	86.9
Income taxes payable / receivable	16.1	(68.3)	(80.7)
Customer advances	(47.1)	(75.2)	(16.5)
Other assets and liabilities	(181.5)	(17.4)	(46.4)
Other operating activities, net	18.5	20.3	(6.1)
Net cash provided by (used in) operating activities	212.9	410.7	188.5
INVESTING ACTIVITIES
Capital expenditures	(103.8)	(81.5)	(82.8)
Acquisition of businesses, net of cash acquired	(71.2)	(7.4)	—
Other investments	—	(20.0)	—
Proceeds (payments) from disposition of discontinued operations	(0.2)	162.2	0.7
Proceeds from sale of assets	3.1	43.3	46.1
Other investing activities, net	(0.6)	(1.6)	(1.4)
Net cash provided by (used in) investing activities	(172.7)	95.0	(37.4)
FINANCING ACTIVITIES
Repayments of debt	(1,397.8)	(1,801.8)	(571.8)
Proceeds from issuance of debt	1,462.8	1,684.2	425.2
Purchase of noncontrolling interest	(1.2)	(80.3)	(228.1)
Distributions to noncontrolling interest	(0.3)	—	(18.5)
Share repurchases	(50.8)	(171.2)	(31.4)
Dividends paid	(25.8)	(21.8)	(5.5)
Other financing activities, net	(1.3)	(5.8)	10.0
Net cash provided by (used in) financing activities	(14.4)	(396.7)	(420.1)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(37.5)	(38.9)	(0.9)
Net Increase (Decrease) in Cash and Cash Equivalents	(11.7)	70.1	(269.9)
Cash and Cash Equivalents at Beginning of Period	478.2	408.1	678.0
Cash and Cash Equivalents at End of Period	$466.5	$478.2	$408.1

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(dollar amounts in millions, unless otherwise noted, except per share amounts)

NOTE A – BUSINESS COMBINATION AGREEMENT AND PLAN OF MERGER

On August 10, 2015, Terex Corporation ("Terex" or the "Company") entered into a Business Combination Agreement and Plan of Merger (the "BCA") with Konecranes Plc, a Finnish public company limited by shares ("Konecranes"), Konecranes, Inc., a Texas corporation and an indirect wholly owned subsidiary of Konecranes, Konecranes Acquisition Company LLC, a Delaware limited liability company and a newly formed, wholly owned subsidiary of Konecranes, Inc. ("Merger Sub"). The combined company that would result from the transaction will be called Konecranes Terex Plc. (“Konecranes Terex”) and will be incorporated in Finland.
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
The BCA may be terminated by Terex or Konecranes under certain circumstances prior to completion of the Merger, including, for example, a material breach by either party of the terms and conditions of the BCA, the Board of Directors of either party not issuing or amending in an adverse manner its recommendation, non-receipt of regulatory approvals, and certain other circumstances. The parties have further agreed on certain termination fees customary in similar transactions and payable to the other party under certain circumstances, including for example, a failure by either party to obtain the requisite shareholder approval, or a change or withdrawal of the recommendation by the Board of Directors of either party. In the event that the BCA is terminated by either party because the requisite shareholder approval was not obtained, the terminating party will be required to reimburse the other party’s reasonable expenses up to a maximum amount of $20 million. In the event that the BCA is terminated by either party because of a change or withdrawal of the recommendation of the Board of Directors, the terminating party will be required to pay a termination fee of $37 million.
The transaction is subject to approval by both Terex and Konecranes shareholders, regulatory approvals, the listing of the Konecranes shares or American Depositary Shares on the New York Stock Exchange or another U.S. national securities exchange reasonably acceptable to Konecranes and Terex, no change in certain legal and tax assumptions, the absence of any material adverse effect occurring with respect to Konecranes or Terex, and other customary conditions. Terex and Konecranes expect to convene meetings of their shareholders to approve the transaction in the first half of 2016. Closing of the transaction is expected to occur during the first half of 2016. Upon closing of the transaction, the combined company will have a Board of Directors comprising nine members, of which five directors will be nominated by Terex and four directors will be nominated by Konecranes. Konecranes' current Chairman of the Board will become Konecranes Terex's Chairman and the Terex Chief Executive Officer (“CEO”) will become Konecranes Terex's CEO.
We have determined that while Konecranes will be the legal acquirer in the transaction, Terex will be the accounting acquirer and will account for the transaction using the acquisition method of accounting.

Business Combination Related Expenses
The Company has incurred transaction costs directly related to the BCA of $13.8 million for the year ended December 31, 2015, which is recorded in Other income (expense) - net in the Consolidated Statement of Income.

NOTE B – BASIS OF PRESENTATION

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

Reclassification.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.  On May 30, 2014, the Company sold its truck business, which was consolidated in the Construction segment, to Volvo Construction Equipment for approximately $160 million. As a result, reporting of the truck business has been included in discontinued operations for all periods presented. See Note E – “Discontinued Operations” for more information on discontinued operations.

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Cash and Cash Equivalents.  Cash equivalents consist of highly liquid investments with original maturities of three months or less.  The carrying amount of cash and cash equivalents approximates their fair value.  Cash and cash equivalents at December 31, 2015 and 2014 include $27.8 million and $13.5 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Inventories.  Inventories are stated at the lower of cost or market (“LCM”) value. Cost is determined by the average cost and first-in, first-out (“FIFO”) methods (approximately 42% and 58%, respectively).  In valuing inventory, the Company is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market.  These assumptions require the Company to analyze aging of and forecasted demand for its inventory, forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory.  Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with the Company’s customers for future orders, including their plans for expenditures, and market trends for similar products.  The Company’s judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage.  The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers.  This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines.  While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved.  Future events that could significantly influence the Company’s judgment and related estimates include general economic conditions in markets where the Company’s products are sold, new equipment price fluctuations, actions of the Company’s competitors, including the introduction of new products and technological advances, as well as new products and design changes the Company introduces.  The Company makes adjustments to its inventory reserve based on the identification of specific situations and increases its inventory reserves accordingly.  As further changes in future economic or industry conditions occur, the Company will revise the estimates that were used to calculate its inventory reserves.  At December 31, 2015 and 2014, reserves for LCM, excess and obsolete inventory totaled $109.1 million and $116.3 million, respectively.

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

Shipping and handling costs for product shipments to customers are recorded in Cost of goods sold.

Debt Issuance Costs.  Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt.  Capitalized debt issuance costs related to debt that is extinguished early are charged to expense at the time of retirement. Debt issuance costs were $26.2 million and $31.2 million (net of accumulated amortization of $27.2 million and $21.9 million) at December 31, 2015 and 2014, respectively.

Intangible Assets.  Intangible assets include purchased patents, trademarks, customer relationships and other specifically identifiable assets and are amortized on a straight-line basis over the respective estimated useful lives, which range from one to fifty-seven years.  Intangible assets are reviewed for impairment when circumstances warrant. The Company has indefinite-lived intangible assets, consisting of tradenames.  These indefinite-lived intangible assets are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment.  If the carrying amount of the indefinite-lived intangible exceeds the fair value, the intangible asset is written down to its fair value. As a result of the annual impairment test performed in 2015, we recorded an approximately $23 million impairment charge in the fourth quarter of 2015. See Note L – “Goodwill and Intangible Assets, Net” for more information.

Goodwill.  Goodwill, representing the difference between total purchase price and fair value of assets (tangible and intangible) and liabilities at date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which recorded value of such assets exceed their fair value.  The Company selected October 1 as the date for the required annual impairment test.

Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which discrete financial information with similar economic characteristics is available and the operating results are regularly reviewed by the Company’s management.  Aerial Work Platforms (“AWP”), Cranes, Materials Processing (“MP”) and Construction operating segments plus the Material Handling (“MH”) business and Port Solutions (“PS”) business of the Material Handling & Port Solutions (“MHPS”) segment, comprise the six reporting units for goodwill impairment testing purposes.

We may elect to perform a qualitative analysis for our reporting units to determine whether it is more likely than not that fair value of the reporting unit is greater than its carrying value. If the qualitative analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative analysis, we perform a quantitative analysis to determine whether a goodwill impairment exists.

The quantitative goodwill impairment analysis is a two-step process.  The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  The Company uses an income approach, along with other relevant market information, derived from a discounted cash flow model to estimate fair value of its reporting units.  Aggregate fair value of the Company’s reporting units is compared to the Company’s market capitalization on the valuation date to assess its reasonableness.  Initial recognition of goodwill, as well as the annual review of carrying value of goodwill, requires that the Company develop estimates of future business performance.  These estimates are used to derive expected cash flow and include assumptions regarding future sales levels and level of working capital needed to support a given business.  The Company relies on data developed by business segment management as well as macroeconomic data in making these calculations. The discounted cash flow model also includes a determination of the Company’s weighted average cost of capital.  Cost of capital is based on assumptions about interest rates as well as a risk-adjusted rate of return required by the Company’s equity investors.  Changes in these estimates can impact present value of expected cash flow that is used in determining fair value of acquired intangible assets as well as overall expected value of a given business.

The second step of the process involves calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment.  Implied fair value of goodwill is determined by measuring excess of estimated fair value of the reporting unit over estimated fair values of individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  If implied fair value of goodwill exceeds carrying value of goodwill assigned to the reporting unit, there is no impairment.  If carrying value of goodwill assigned to a reporting unit exceeds implied fair value of goodwill, an impairment charge is recorded for the excess.  An impairment loss cannot exceed carrying value of goodwill assigned to a reporting unit and the subsequent reversal of goodwill impairment losses is not permitted.

As a result of the goodwill impairment tests performed as of October 1, 2015, 2014 and 2013, we recorded an impairment charge of $11.3 million during the year ended December 31, 2015. There were no goodwill impairment charges recorded during 2014 and 2013, respectively. See Note L – “Goodwill and Intangible Assets, Net”.

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

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including definite-lived intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if fair value based on the estimated future undiscounted cash flows are less than the carrying value.  Future cash flow projections include assumptions for future sales levels and the level of working capital needed to support each business.  The Company uses data developed by business segment management as well as macroeconomic data in making these calculations.  The amount of any impairment then recognized would be calculated as the difference between estimated fair value and carrying value of the asset.  Included in Selling, general & administrative (“SG&A”) costs are approximately $2 million of asset impairments for the year ended December 31, 2015 and $3.9 million for the years ended December 31, 2014 and December 31, 2013, respectively. See Note N – “Restructuring and Other Charges” for information on asset impairments recorded as part of restructuring activities.

Accounts Receivable and Allowance for Doubtful Accounts.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical customer review and current financial conditions.  The Company reviews its allowance for doubtful accounts at least quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectability.  All other balances are reviewed on a pooled basis by type of receivable.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  There can be no assurance that the Company’s historical accounts receivable collection experience will be indicative of future results.  The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note S – “Litigation and Contingencies.”  Substantially all receivables were trade receivables at December 31, 2015 and 2014.

From time to time, the Company sells certain trade accounts receivable, which are treated as a sale of financial assets. Upon sale, the Company derecognizes the receivables, as well as the related allowances, and recognizes the net proceeds received in cash provided by operating activities.

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2013	$106.1
Accruals for warranties issued during the period	73.6
Changes in estimates	1.8
Settlements during the year	(88.7)
Foreign exchange effect/other	(6.3)
Balance as of December 31, 2014	86.5
Accruals for warranties issued during the period	75.3
Changes in estimates	(3.8)
Settlements during the year	(79.2)
Foreign exchange effect/other	(4.6)
Balance as of December 31, 2015	$74.2

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

Defined Benefit Pension and Other Post-retirement Benefits.  The Company provides post-retirement benefits to certain former salaried and hourly employees and certain hourly employees covered by bargaining unit contracts that provide such benefits.  The Company accounts for these benefits under ASC 715, “Compensation-Retirement Benefits” (“ASC 715”).  ASC 715 requires balance sheet recognition of the overfunded or underfunded status of pension and post-retirement benefit plans.  Under ASC 715, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost.  See Note Q – “Retirement Plans and Other Benefits.”

Deferred Compensation.  The Company maintains a Deferred Compensation Plan, which is described more fully in Note Q – “Retirement Plans and Other Benefits.”  The Company’s common stock, par value $0.01 per share (“Common Stock”) held in a rabbi trust pursuant to the Company’s Deferred Compensation Plan, is treated in a manner similar to treasury stock and is recorded at cost within Stockholders’ equity as of December 31, 2015 and 2014.  The plan obligations for participant deferrals in the Company’s Common Stock are classified as Additional paid-in capital within Stockholders’ equity.  The total of the Company’s Common Stock required to settle this deferred compensation obligation is included in the denominator in both basic and diluted earnings per share calculations.

Stock-Based Compensation.  At December 31, 2015, the Company had stock-based employee compensation plans, which are described more fully in Note R – “Stockholders’ Equity.”  The Company accounts for those plans under the recognition and measurement principles of ASC 718, “Compensation–Stock Compensation” (“ASC 718”).  ASC 718 requires that expense resulting from all share-based payment transactions be recognized in the financial statements at fair value.

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

Derivatives.  Derivative financial instruments are recorded in the Consolidated Balance Sheet at their fair value as either assets or liabilities.  Changes in the fair value of derivatives are recorded each period in earnings or Accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction.  Gains and losses on derivative instruments reported in Accumulated other comprehensive income are included in earnings in the periods in which earnings are affected by the hedged item. See Note M – “Derivative Financial Instruments.”

Environmental Policies.  Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure.  Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed.  Liabilities are recorded when environmental assessments and/or remedial actions are probable and the costs can be reasonably estimated.  Such amounts were not material at December 31, 2015 and 2014.

Research, Development and Engineering Costs.  Research, development and engineering costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in Selling, general and administrative expenses.  Research and development costs were $119.1 million, $135.5 million and $131.5 million during 2015, 2014 and 2013, respectively.

Income Taxes.  The Company accounts for income taxes using the asset and liability method.  This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities.  See Note D – “Income Taxes.”

Earnings Per Share.  Basic (loss) earnings per share is computed by dividing Net (loss) income attributable to Terex Corporation for the period by the weighted average number of shares of Common Stock outstanding.  Diluted earnings per share is computed by dividing Net (loss) income attributable to Terex Corporation for the period by the weighted average number of shares of Common Stock outstanding and potential dilutive common shares.  See Note F – “Earnings Per Share.”

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of ASC 820, “Fair Value Measurement and Disclosure” (“ASC 820”) include interest rate swap and foreign currency forward contracts discussed in Note M – “Derivative Financial Instruments.”  These contracts are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

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

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which amends ASU 2014-09. As a result, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. The adoption will use one of two retrospective application methods. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements and footnote disclosures.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period,” (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that such performance target will be achieved and should represent compensation cost attributable to the period(s) for which the requisite service has already been rendered. The total compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The effective date will be the first quarter of fiscal year 2016. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

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

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share or its equivalent. Further, the amendments remove the requirement to make certain disclosures for all investments eligible to be measured at fair value using the net asset value per share practical expedient. The effective date will be the first quarter of fiscal year 2016, with early adoption permitted. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. The ASU simplifies the subsequent measurement of inventory by using only the lower of cost or net realizable value. The ASU defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date will be the first quarter of fiscal year 2017 with early adoption permitted. The ASU should be applied prospectively. The Company is evaluating the impact adoption of this guidance will have on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The amendments in ASU 2015-17 eliminate the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The effective date will be the first quarter of fiscal year 2017. The Company is evaluating the impact adoption of this new standard will have on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things, require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost. The effective date will be the first quarter of fiscal year 2018. The Company is evaluating the impact the adoption of this new standard will have on its consolidated financial statements.

NOTE C – BUSINESS SEGMENT INFORMATION

Terex is a lifting and material handling solutions company. The Company is focused on operational improvement and delivering reliable, customer-driven solutions for a wide range of commercial applications, including the construction, infrastructure, quarrying, mining, manufacturing, transportation, energy and utility industries. The Company operates in five reportable segments: (i) AWP; (ii) Cranes; (iii) MHPS; (iv) MP; and (v) Construction.

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

The MP segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders, wood processing, biomass and recycling equipment and their related components and replacement parts. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries.

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

None of our customers individually accounted for more than 10% of consolidated net sales in 2015.  The results of businesses acquired are included from the dates of their respective acquisitions.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items. Business segment information is presented below (in millions):

	Year Ended December 31,
	2015	2014	2013
Net Sales
AWP	$2,213.4	$2,369.7	$2,131.0
Cranes	1,699.7	1,791.1	1,925.5
MHPS	1,445.8	1,783.4	1,698.5
MP	636.5	653.1	628.2
Construction	673.6	836.6	820.0
Corporate and Other / Eliminations	(125.9)	(125.0)	(119.2)
Total	$6,543.1	$7,308.9	$7,084.0
Income (loss) from Operations
AWP	$269.3	$302.8	$325.8
Cranes	57.5	85.9	110.5
MHPS	(8.6)	(17.2)	(41.8)
MP	57.1	60.6	71.8
Construction	(10.2)	1.2	(24.8)
Corporate and Other / Eliminations	(9.9)	(10.2)	(22.4)
Total	$355.2	$423.1	$419.1
Depreciation and Amortization
AWP	$14.7	$11.6	$9.9
Cranes	22.6	29.9	31.5
MHPS	54.8	65.8	61.2
MP	5.8	6.0	5.9
Construction	6.8	19.3	22.2
Corporate	23.5	22.8	20.8
Total	$128.2	$155.4	$151.5
Capital Expenditures
AWP	$38.0	$28.6	$19.5
Cranes	13.8	14.0	15.1
MHPS	22.3	21.8	24.1
MP	18.5	4.4	5.6
Construction	6.9	3.7	3.8
Corporate	4.3	7.5	11.4
Total	$103.8	$80.0	$79.5

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

	December 31,
	2015	2014
Identifiable Assets
AWP (1)	$1,691.8	$1,143.5
Cranes	1,902.2	1,959.7
MHPS	2,427.3	2,744.0
MP	856.4	813.6
Construction	1,112.1	1,246.0
Corporate and Other / Eliminations (1)	(2,352.7)	(1,978.8)
Total	$5,637.1	$5,928.0
(1) The change in identifiable assets between December 31, 2014 and December 31, 2015 is primarily due to the transfer of an intercompany note.

Geographic segment information is presented below (in millions):

	Year Ended December 31,
	2015	2014	2013
Net Sales
United States	$2,647.5	$2,746.2	$2,592.3
United Kingdom	455.1	401.7	247.2
Germany	491.9	642.8	621.4
Other European countries	1,175.8	1,480.5	1,226.6
All other	1,772.8	2,037.7	2,396.5
Total	$6,543.1	$7,308.9	$7,084.0

	December 31,
	2015	2014
Long-lived Assets
United States	$212.1	$191.6
United Kingdom	41.7	23.9
Germany	222.6	253.0
Other European countries	83.0	91.3
All other	116.4	130.5
Total	$675.8	$690.3

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.  Long-lived assets consist of net fixed assets, which can be attributed to the specific geographic regions.

NOTE D – INCOME TAXES

The components of income (loss) from continuing operations before income taxes are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
United States	$219.7	$314.1	$340.7
Foreign	6.9	(16.9)	(49.4)
Income (loss) from continuing operations before income taxes	$226.6	$297.2	$291.3

Income (loss) before income taxes including Income (loss) from discontinued operations and Gain (loss) from disposition of discontinued operations attributable to the Company was $231.1 million, $365.0 million and $305.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The major components of the Company’s provision for (benefit from) income taxes on continuing operations before income taxes are summarized below (in millions):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$50.9	$6.8	$49.3
State	3.0	7.6	5.4
Foreign	29.6	41.0	36.5
Current income tax provision (benefit)	83.5	55.4	91.2
Deferred:
Federal	(3.3)	7.1	22.2
State	0.1	(0.7)	1.3
Foreign	0.7	(24.1)	(27.3)
Deferred income tax (benefit) provision	(2.5)	(17.7)	(3.8)
Total provision for (benefit from) income taxes	$81.0	$37.7	$87.4

Including discontinued operations and disposition of discontinued operations, the total (benefit from) provision for income taxes was $82.1 million, $45.5 million and $84.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Deferred tax assets and liabilities result from differences in the bases of assets and liabilities for tax and financial reporting purposes.  The tax effects of the basis differences and loss carry forwards as of December 31, 2015 and 2014 for continuing operations are summarized below for major balance sheet captions (in millions):

	2015	2014
Property, plant and equipment	$(52.9)	$(79.0)
Intangibles	(81.7)	(105.3)
Customer advances	4.6	(17.0)
Inventories	25.3	31.0
Accrued warranties and product liability	14.7	17.0
Loss carry forwards	223.5	241.8
Retirement plans	51.2	61.6
Accrued compensation and benefits	52.9	54.0
Investments	0.3	(10.4)
Currency translation adjustments	—	17.5
Credit carry forwards	1.7	8.9
Other	47.3	61.9
Deferred tax assets valuation allowance	(225.1)	(229.1)
Net deferred tax assets (liabilities)	$61.8	$52.9

Deferred tax assets for continuing operations total $316.7 million before valuation allowances of $225.1 million at December 31, 2015.  Total deferred tax liabilities for continuing operations of $29.8 million include $8.4 million in current liabilities and $21.4 million in non-current liabilities on the Consolidated Balance Sheet at December 31, 2015.  There were no net deferred tax assets for discontinued operations as of December 31, 2015 and 2014.

The Company evaluates the net realizable value of its deferred tax assets each reporting period. The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards. Historical information is supplemented by currently available information about future tax years. Realization of deferred tax assets requires sufficient taxable income of the appropriate character. To the extent estimates of future taxable income decrease or do not materialize, additional valuation allowances may be required. The Company records a valuation allowance for each deferred tax asset for which realization is not assessed as more likely than not. The valuation allowance for deferred tax assets as of December 31, 2015 and 2014 was $225.1 million and $229.1 million, respectively.  The net change in the total valuation allowance for the years ended December 31, 2015 and 2014 was a decrease of $4.0 million and an increase of $47.3 million, respectively.

As of December 31, 2015, the Company determined that it was appropriate to retain its valuation allowance on deferred tax assets of its Italian subsidiaries. However, it is reasonably possible that, in the near term, continuing improvement in operating performance and other positive evidence could change the Company’s assessment of the realizability of the Italian deferred tax assets resulting in the reversal of all, or part of, the related valuation allowance. As of December 31, 2014, the Company recorded a valuation allowance on deferred tax assets of its German subsidiaries. During the fourth quarter of 2014, the German subsidiaries recognized unanticipated losses, including foreign exchange losses, increased pension liability accruals, and business restructuring expense. These events created sufficient objective negative evidence to outweigh the positive evidence supporting realization of the deferred tax assets of the German subsidiaries. The Company recognized valuation allowances totaling $33.6 million almost completely offsetting deferred tax assets recorded for capital loss carry forwards generated by dispositions in 2014.

The Company’s Provision for (benefit from) income taxes is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s Income (loss) from continuing operations before income taxes.  The reasons for the difference are summarized as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Tax at statutory federal income tax rate	$79.3	$104.0	$102.0
State taxes (net of Federal benefit)	2.0	4.5	4.4
Change in valuation allowance	10.9	27.4	6.9
Foreign tax differential on income/losses of foreign subsidiaries	(31.9)	(10.7)	1.4
U.S. tax on multi-national operations	4.7	4.4	(12.3)
Change in foreign statutory rates	7.7	2.5	3.6
U.S. manufacturing and export incentives	(4.2)	(6.0)	(7.1)
Tax effect of dispositions	—	(84.9)	(1.5)
Impairment loss on intangibles	12.1	—	—
Other	0.4	(3.5)	(10.0)
Total provision for (benefit from) income taxes	$81.0	$37.7	$87.4

The effective tax rate on gain (loss) on disposition of discontinued operations in 2014 differs from the statutory rate primarily due to the majority of gains from the sale of the truck business not being subject to tax. The effective tax rate on income from discontinued operations in 2013 differs from the statutory rate primarily due to recognition of uncertain tax positions.

The Company has received tax incentives in certain jurisdictions, which are expected to extend through 2017 and 2020. As a result of the incentives, the Company received $8.2 million and $0.9 million of tax benefits for the years ended December 31, 2015 and 2014, respectively. There were no incentives received for the year ended December 31, 2013.

Except for a limited number of immaterial subsidiaries and joint ventures accounted for under the equity method, the Company does not provide for foreign income and withholding, U.S. Federal, or state income taxes or tax benefits on the financial reporting basis over the tax basis of its investments in foreign subsidiaries because such amounts are indefinitely reinvested to support operations and continued growth plans outside the U.S. At December 31, 2015, the Company’s net unremitted retained earnings of its foreign subsidiaries was approximately $855 million.  The Company reviews its plan to indefinitely reinvest on a quarterly basis.  In making its decision to indefinitely reinvest, the Company evaluates its plans of reinvestment, its ability to control repatriation and to mobilize funds without triggering basis differences, and the profitability of U.S. operations and their cash requirements and the need, if any, to repatriate funds.  If the assessment of the Company with respect to earnings of foreign subsidiaries changes, deferred U.S. income taxes, foreign income taxes, and foreign withholding taxes may have to be accrued.  At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the investment in foreign subsidiaries is not practicable.

The Company entered into a Business Combination Agreement and Plan of Merger with Konecranes Plc in 2015 (See Note A - “Business Combination Agreement and Plan of Merger”). The merger and related transactions may change the Company’s indefinite reinvestment assertion with respect to the unremitted earnings of its foreign subsidiaries and the ability to fully benefit from the U.S. Federal foreign tax credit, as well as cause the loss of carryforward tax attributes, the recognition of taxable gain, and/or prevent combined tax reporting for a limited period, in the year of the merger.

At December 31, 2015, the Company has various state net operating loss carry forwards available to reduce future state taxable income and income taxes.  These net operating loss carry forwards expire at various dates through 2035. In addition, the gross amount of the U.S. federal capital loss carryforward is $72.4 million which expires in 2019.

At December 31, 2015, the Company has approximately $631 million of loss carry forwards, consisting of $242 million in Germany, $135 million in Italy, $70 million in the United Kingdom, $48 million in China, $39 million in Spain, and $97 million in other countries, which are available to offset future taxable income.  The majority of these tax loss carry forwards are available without expiration. In addition, the gross amount of the Australian capital loss carryforward is $27 million, and it has an unlimited carryforward period.

The Company had total net income tax payments including discontinued operations of $67.6 million, $124.1 million and $171.1 million in 2015, 2014 and 2013, respectively.  At December 31, 2015 and 2014, Other current assets included net income tax receivable amounts of $42.7 million and $87.9 million respectively.

The Company and its subsidiaries conduct business globally and file income tax returns in U.S. federal, state and foreign jurisdictions, as required. From a tax perspective, major jurisdictions where the Company is often subject to examination by tax authorities include Australia, Germany, Italy, the United Kingdom and the U.S. Currently, various entities of the Company are under audit in Germany, Italy, the U.S. and elsewhere. With few exceptions, including certain subsidiaries in Germany that are under audit, the statute of limitations for the Company and most of its subsidiaries has expired for tax years prior to 2010. The Company assesses uncertain tax positions for recognition, measurement and effective settlement. Where the Company has determined that its tax return filing position does not satisfy the more likely than not recognition threshold of ASC 740, “Income Taxes,” it has recorded no tax benefits. Where the Company has determined that its tax return filing positions are more likely than not to be sustained, the Company has measured and recorded the largest amount of tax benefit greater than 50% likely to be realized. The Company recognizes accrued interest and penalties, if any, related to income taxes as (Provision for) benefit from income taxes in its Consolidated Statement of Income.

The following table summarizes the activity related to the Company’s total (including discontinued operations) unrecognized tax benefits (in millions). Amounts in 2014 and 2013 have been adjusted to eliminate the impact of offsets, which are immaterial:

Balance as of January 1, 2013	$156.3
Additions for current year tax positions	—
Additions for prior year tax positions	12.7
Reductions for prior year tax positions	(16.9)
Reductions for tax positions related to current year	—
Reductions related to expiration of statute of limitations	(46.2)
Settlements	(17.5)
Acquired balances	—
Balance as of December 31, 2013	88.4
Additions for current year tax positions	1.9
Additions for prior year tax positions	1.2
Reductions for prior year tax positions	(10.9)
Reductions for tax positions related to current year	—
Reductions related to expiration of statute of limitations	(2.4)
Settlements	(0.1)
Acquired balances	—
Balance as of December 31, 2014	78.1
Additions for current year tax positions	—
Additions for prior year tax positions	1.7
Reductions for prior year tax positions	(9.3)
Reductions for tax positions related to current year	—
Reductions related to expiration of statute of limitations	(1.1)
Settlements	—
Acquired balances	—
Balance as of December 31, 2015	$69.4

The Company evaluates each reporting period whether it is reasonably possible that material changes to its uncertain tax position liability could occur in the next 12 months.  Changes may occur as a result of uncertain tax positions being considered effectively settled, re-measured, paid, acquired or divested, as a result of a change in accounting rules, tax law or judicial decision, or due to expiration of the relevant statute of limitations. It is not possible to predict which uncertain tax positions, if any, may be challenged by tax authorities. The timing and impact of income tax audits and their resolution is highly uncertain. New facts, laws, pronouncements and judicial decisions can change assessments concerning technical merit and measurement. The amounts of or periods in which changes to reserves for uncertain tax positions will occur is rarely ascertainable.  The Company believes it is reasonably possible the total amount of unrecognized tax benefits disclosed as of December 31, 2015 may decrease approximately $30 million in the fiscal year ending December 31, 2016. Such possible decrease relates primarily to audit settlements for valuation, transfer pricing, deductibility issues and expiration of statutes of limitation.

As of December 31, 2015 and 2014, the Company had $69.4 million and $78.1 million, respectively, of unrecognized tax benefits.  Of the $69.4 million at December 31, 2015, $44.2 million, if recognized, would affect the effective tax rate.  As of December 31, 2015 and 2014, the liability for potential penalties and interest was $13.9 million and $12.9 million, respectively.  During the years ended December 31, 2015 and 2014, the Company recognized tax (benefit) expense of $1.0 million and $(0.6) million for interest and penalties.

NOTE E – DISCONTINUED OPERATIONS

On May 30, 2014, the Company sold its truck business, which was previously consolidated in the Construction segment, to Volvo Construction Equipment for approximately $160 million. The truck business manufactured and sold off-highway rigid and articulated haul trucks. Included in the transaction was the manufacturing facility in Motherwell, Scotland.

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

The following amounts related to discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statement of Income (in millions):

	Year Ended December 31,
	2015	2014	2013
Net sales	$—	$94.8	$225.8

Income (loss) from discontinued operations before income taxes	$—	$1.7	$10.3
(Provision for) benefit from income taxes	—	(0.3)	4.1
Income (loss) from discontinued operations – net of tax	$—	$1.4	$14.4

Gain (loss) on disposition of discontinued operations	$4.5	$66.1	$3.5
(Provision for) benefit from income taxes	(1.1)	(7.5)	(0.9)
Gain (loss) on disposition of discontinued operations – net of tax	$3.4	$58.6	$2.6

During the years ended December 31, 2015, 2014, and 2013 the Company recorded a $2.8 million, $1.5 million and $2.6 million gain, respectively, primarily related to the sale of its Atlas heavy construction equipment and knuckle-boom cranes businesses based on contractually obligated earnings based payments from the purchaser. During the year ended December 31, 2015, the Company recorded a $2.0 million gain to adjust a tax accrual related to the sale of its mining business, partially offset by a loss of $0.8 million related to the settlement of certain disputes in the asset sale agreement of its truck business. During the year ended December 31, 2014, the Company recorded a gain of $57.1 million related to the sale of its truck business.

NOTE F – EARNINGS PER SHARE

	For the year ended December 31,
	(in millions, except per share data)
	2015	2014	2013
Income (loss) from continuing operations attributable to Terex Corporation common stockholders	$142.5	$259.0	$209.0
Income (loss) from discontinued operations-net of tax	—	1.4	14.4
Gain (loss) on disposition of discontinued operations-net of tax	3.4	58.6	2.6
Net income (loss) attributable to Terex Corporation	$145.9	$319.0	$226.0
Basic shares:
Basic Weighted average shares outstanding	107.4	109.7	111.1
Earnings per share - basic:
Income (loss) from continuing operations	$1.33	$2.36	$1.88
Income (loss) from discontinued operations-net of tax	—	0.01	0.13
Gain (loss) on disposition of discontinued operations-net of tax	0.03	0.54	0.02
Net income (loss) attributable to Terex Corporation	$1.36	$2.91	$2.03
Diluted shares:
Basic Weighted average shares outstanding	107.4	109.7	111.1
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	2.2	4.5	5.9
Diluted weighted average shares outstanding	109.6	114.2	117.0
Earnings per share - diluted:
Income (loss) from continuing operations	$1.30	$2.27	$1.79
Income (loss) from discontinued operations-net of tax	—	0.01	0.12
Gain (loss) on disposition of discontinued operations-net of tax	0.03	0.51	0.02
Net income (loss) attributable to Terex Corporation	$1.33	$2.79	$1.93
The following table provides information to reconcile amounts reported on the Consolidated Statement of Income to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions) for the year ended December 31:

Reconciliation of amounts attributable to common stockholders:	2015	2014	2013
Income (loss) from continuing operations	$145.6	$259.5	$203.9
Noncontrolling interest attributed to (income) loss from continuing operations	(3.1)	(0.5)	5.1
Income (loss) from continuing operations attributable to common stockholders	$142.5	$259.0	$209.0

Weighted average options to purchase 0.1 million shares, 0.1 million shares and 0.2 million shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during 2015, 2014 and 2013, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 0.9 million shares, 0.4 million shares and 0.3 million shares were outstanding during 2015, 2014 and 2013, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance.  ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

In connection with settlement of the 4% Convertible Senior Subordinated Notes the Company issued 3.4 million shares of common stock in June 2015. See Note O – “Long-Term Obligations.” Included in the computation of diluted shares for the year ended December 31, 2015 was 1.4 million shares that were contingently issuable prior to conversion. The number of shares that were contingently issuable for the years ended December 31, 2014 and 2013 was 3.4 million and 4.6 million, respectively.

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

TFS bills customers and accrues interest income monthly on the unpaid principal balance. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has significant doubts about further collectability of contractual payments, even though the loan may be currently performing. A receivable may remain on accrual status if it is in the process of collection and is either guaranteed or secured. Interest received on non-accrual finance receivables is typically applied against principal. Finance receivables are generally restored to accrual status when the obligation is brought current and the borrower has performed in accordance with the contractual terms for a reasonable period of time and ultimate collectability of the total contractual principal and interest is no longer in doubt. Finance receivables originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, in the aggregate. Revenue attributable to finance receivables is recognized on the accrual basis using the effective interest method. The Company has a history of enforcing the terms of these separate financing agreements.

Finance receivables, net consisted of the following (in millions):

	December 31, 2015	December 31, 2014
Commercial loans	$331.4	$140.1
Sales-type leases	21.9	24.0
Total finance receivables, gross	353.3	164.1
Allowance for credit losses	(7.3)	(3.0)
Total finance receivables, net	$346.0	$161.1

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

The following table presents an analysis of the allowance for credit losses:

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$1.9	1.1	$3.0	$1.9	$0.4	$2.3	$3.4	$0.1	$3.5
Provision for credit losses	4.6	(0.3)	4.3	—	0.7	0.7	(1.5)	0.3	(1.2)
Charge offs	—	—	—	—		—	—	—	—
Recoveries	—	—	—	—		—	—	—	—
Balance, end of period	$6.5	$0.8	$7.3	$1.9	$1.1	$3.0	$1.9	$0.4	$2.3

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

The following tables present individually impaired finance receivables (in millions):

	December 31, 2015			December 31, 2014
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Recorded investment	$1.9	$1.8	$3.7	$—	$3.3	$3.3
Related allowance	1.9	0.5	2.4	—	0.8	0.8
Average recorded investment	1.0	2.5	3.5	—	1.7	1.7

There were no impaired commercial loans or sales-type leases at December 31, 2013.

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in millions):

	December 31, 2015			December 31, 2014
Allowance for credit losses, ending balance:	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Individually evaluated for impairment	$1.9	$0.5	$2.4	$—	$0.8	$0.8
Collectively evaluated for impairment	4.6	0.3	4.9	1.9	0.3	2.2
Total allowance for credit losses	$6.5	$0.8	$7.3	$1.9	$1.1	$3.0

Finance receivables, ending balance:
Individually evaluated for impairment	$1.9	$1.8	$3.7	$—	$3.3	$3.3
Collectively evaluated for impairment	329.5	20.1	349.6	140.1	20.7	160.8
Total finance receivables	$331.4	$21.9	$353.3	$140.1	$24.0	$164.1

Accounts are considered delinquent when the billed periodic payments of the finance receivables exceed 30 days past the due date.

The following table presents analysis of aging of recorded investment in finance receivables (in millions):

	December 31, 2015
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$329.6	$0.8	$—	$1.0	$1.8	$331.4
Sales-type leases	20.2	0.5	—	1.2	1.7	21.9
Total finance receivables	$349.8	$1.3	$—	$2.2	$3.5	$353.3

	December 31, 2014
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$139.5	$0.1	$—	$0.5	$0.6	$140.1
Sales-type leases	20.7	—	—	3.3	3.3	24.0
Total finance receivables	$160.2	$0.1	$—	$3.8	$3.9	$164.1

At December 31, 2015 and December 31, 2014, $1.0 million and $0.5 million respectively, of commercial loans were greater than 90 days past due. Commercial loans in the amount of $4.8 million and $30.2 million were on non-accrual status as of December 31, 2015 and December 31, 2014, respectively.

At December 31, 2015 and December 31, 2014, $1.2 million and $3.3 million respectively, of sales-type leases receivable were greater than 90 days past due. Sales-type leases in the amount of $1.3 million and $3.3 million were on non-accrual status as of December 31, 2015 and December 31, 2014, respectively.

Credit Quality Information

Credit quality is reviewed on a monthly basis based on customers payment status. In addition to delinquency status, any information received regarding a customer (such as bankruptcy filings, etc.) will also be considered to determine the credit quality of the customer. Collateral asset values are also monitored regularly to determine the potential loss exposures on any given transaction.

The Company uses the following internal credit quality indicators, based on an internal risk rating system, using certain external credit data, listed from the lowest level of risk to highest level of risk. The internal rating system considers factors affecting specific borrowers’ ability to repay.

Finance receivables by risk rating (in millions):

Rating	December 31, 2015	December 31, 2014
Superior	$21.5	$0.3
Above Average	159.4	29.2
Average	117.9	55.0
Below Average	44.2	54.0
Sub Standard	10.3	3.1
Unrated *	—	22.5
Total	$353.3	$164.1

* Customer finance receivables balances less than $1.0 million were not rated at December 31, 2014.

NOTE H – INVENTORIES

Inventories consist of the following (in millions):

	December 31,
	2015	2014
Finished equipment	$455.2	$425.7
Replacement parts	184.8	170.5
Work-in-process	431.2	454.2
Raw materials and supplies	374.5	410.5
Inventories	$1,445.7	$1,460.9

Reserves for lower of cost or market value, excess and obsolete inventory were $109.1 million and $116.3 million at December 31, 2015 and 2014, respectively.

NOTE I – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	December 31,
	2015	2014
Property	$95.0	$104.3
Plant	356.3	359.5
Equipment	736.7	699.5
Property, Plant and Equipment – Gross	1,188.0	1,163.3
Less: Accumulated depreciation	(512.2)	(473.0)
Property, plant and equipment – net	$675.8	$690.3

Depreciation expense for the years ended December 31, 2015, 2014 and 2013, was $98.4 million, $110.4 million and $104.4 million, respectively.

NOTE J – EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from leasing the Company’s products to customers.  Initial non-cancellable lease terms typically range up to 84 months.  The net book value of equipment subject to operating leases was approximately $69 million and $72 million (net of accumulated depreciation of approximately $40 million and $40 million) at December 31, 2015 and 2014, respectively, and is included in Other assets on the Company’s Consolidated Balance Sheet.  The equipment is depreciated on a straight-line basis over its estimated useful life.

Future minimum lease payments to be received under non-cancellable operating leases with lease terms in excess of one year are as follows (in millions):

Years ending December 31,
2016	$12.3
2017	9.2
2018	6.1
2019	1.3
2020	0.8
Thereafter	0.1
$29.8

The Company received approximately $12 million and $15 million of rental income from assets subject to operating leases with lease terms greater than one year during 2015 and 2014, respectively, none of which represented contingent rental payments.

NOTE K – DISPOSITIONS

On December 19, 2014, the Company completed the sale of 51% of A.S.V., Inc. to Manitex International, Inc. (“Manitex”), resulting in a joint venture in compact track loaders and skid steers that is 51% owned by Manitex and 49% owned by Terex and accounted for it as an equity method investment. The Company recognized a gain of approximately $17 million on this sale in Selling, general and administrative expenses on the Consolidated Statement of Income. On December 31, 2014, the Company sold 100% of Demag Cranes and Components Pty. Ltd. (“Demag Cranes”) to MHE-Demag (S) Pte. Ltd. (“MHE”), a 50% owned joint venture accounted for under the equity method of accounting. The Company recorded a loss on this disposition of approximately $33 million in Selling, general and administrative expenses on the Consolidated Statement of Income. The loss was comprised primarily of approximately $23 million of cumulative translation adjustment and approximately $6 million of allocated goodwill. Cash received from these dispositions is included in the Consolidated Statement of Cash Flows investing activities.

NOTE L – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	Cranes	MHPS	MP	Construction	Total
Balance at December 31, 2013, gross	$140.6	$235.9	$727.5	$207.6	$274.4	$1,586.0
Accumulated impairment	(38.6)	(4.2)	—	(23.2)	(274.4)	(340.4)
Balance at December 31, 2013, net	102.0	231.7	727.5	184.4	—	1,245.6
Acquisitions	—	—	12.0	—	—	12.0
Divestiture	—	—	(6.1)	—	(141.6)	(147.7)
Foreign exchange effect and other	(2.1)	(18.3)	(90.6)	(9.5)	—	(120.5)
Balance at December 31, 2014, gross	138.5	217.6	642.8	198.1	132.8	1,329.8
Accumulated impairment	(38.6)	(4.2)	—	(23.2)	(132.8)	(198.8)
Balance at December 31, 2014, net	99.9	213.4	642.8	174.9	—	1,131.0
Acquisitions	—	—	—	14.4	—	14.4
Foreign exchange effect and other	(1.7)	(15.7)	(83.6)	(8.2)	—	(109.2)
Balance at December 31, 2015, gross	136.8	201.9	559.2	204.3	132.8	1,235.0
Accumulated impairment	(38.6)	(4.2)	(13.0)	(23.2)	(132.8)	(211.8)
Balance at December 31, 2015, net	$98.2	$197.7	$546.2	$181.1	$—	$1,023.2

As part of our annual impairment test performed in the fourth quarter of 2015, we elected to perform a qualitative analysis on our AWP operating unit and determined that it was more likely than not that its fair value exceeds its carrying value. Also in the fourth quarter of 2015, we elected to perform a quantitative analysis (“Step 1”) on the Cranes, MH, PS and MP reporting units, to determine whether it is more likely than not that fair value exceeds carrying value for these reporting units. Based on the results of our Step 1 analysis, we determined that it is more likely than not that fair value exceeds carrying value for the Cranes, MH and MP reporting units. However, we concluded in our Step 1 analysis that the estimated fair value of our PS reporting unit was lower than the carrying value of this reporting unit.

Step two of the analysis requires us to perform a theoretical purchase price allocation for our PS reporting unit to determine implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount of goodwill. Upon completion of step two of the test, we recorded a non-cash goodwill impairment charge of $11.3 million. This impairment charge is recorded in Goodwill and intangible asset impairments in the Consolidated Statement of Income.

The outcome of any prospective tests may result in recording additional goodwill impairment charges in future periods.

Intangible assets, net were comprised of the following as of December 31, 2015 and 2014 (in millions):

		December 31, 2015			December 31, 2014
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	5	$53.6	$(41.0)	$12.6	$58.8	$(38.4)	$20.4
Customer Relationships	16	224.5	(85.1)	139.4	251.9	(78.4)	173.5
Land Use Rights	56	17.2	(2.1)	15.1	18.0	(1.8)	16.2
Other	8	48.1	(39.5)	8.6	44.6	(38.2)	6.4
Total definite-lived intangible assets		$343.4	$(167.7)	$175.7	$373.3	$(156.8)	$216.5

Indefinite-lived intangible assets:
Tradenames		$73.8			$108.9
Total indefinite-lived intangible assets		$73.8			$108.9

	For the Year Ended December 31,
(in millions)	2015	2014	2013
Aggregate Amortization Expense	$24.3	$37.6	$38.6

Indefinite-lived intangible assets consist of tradenames that are not amortized, but instead are evaluated for impairment annually or more frequently if events or changes occur that suggest an impairment in carrying value, such as a significant adverse change in the business climate.

As part of our annual impairment test performed during the fourth quarter of 2015 we assessed our indefinite-lived tradenames for impairment. We developed an estimate of fair value using a discounted cash flow model. Assumptions critical to the process included forecasted financial information, discount rates and royalty rates. The estimates of the fair values of the indefinite-lived tradenames are based on the best information currently available. This fair value determination was categorized as Level 3 in the fair value hierarchy. See Note B - “Basis of Presentation”, for the definition of Level 3 inputs. As a result of this analysis, a non-cash impairment charge of approximately $23 million was recorded in the fourth quarter of 2015 by our MHPS segment. This charge is recorded in Goodwill and intangible asset impairments in the Consolidated Statement of Income. However, further adjustments may be necessary in the future if conditions differ substantially from the assumptions utilized.

Estimated aggregate intangible asset amortization expense (in millions) for the next five years is as follows:

2016	$22.2
2017	$18.5
2018	$14.2
2019	$13.7
2020	$13.1

NOTE M – DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and uses certain financial instruments to manage its foreign currency, interest rate and fair value exposures.  To qualify a derivative as a hedge at inception and throughout the hedge period, the Company formally documents the nature and relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions, and the method of assessing hedge effectiveness.  Additionally, for hedges of forecasted transactions, significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable each forecasted transaction will occur.  If it is deemed probable that the forecasted transaction will not occur, then the gain or loss would be recognized in current earnings.  Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.  The Company does not engage in trading or other speculative use of financial instruments.

The Company has used and may use forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions.  Primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar.  The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of Accumulated other comprehensive income (“AOCI”) until the underlying hedged transactions are reported in the Company’s Consolidated Statement of Income.  The Company has used and may use interest rate swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt and changes in the fair value of fixed rate debt.  Primary exposure includes movements in the London Interbank Offer Rate (“LIBOR”) and Commercial Paper rates. The change in fair value of derivatives designated as cash flow hedges are deferred in AOCI and are recognized in earnings as hedged transactions occur.  Changes in fair value associated with contracts deemed ineffective are recognized in earnings immediately.

In the Consolidated Statement of Income, the Company records hedging activity related to debt instruments and hedging activity related to foreign currency and interest rate swaps in the accounts for which the hedged items are recorded.  On the Consolidated Statement of Cash Flows, the Company records cash flows from hedging activities in the same manner as it records the underlying item being hedged.

The Company is party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At December 31, 2015, the Company had $237.3 million notional amount of currency exchange forward contracts outstanding that were initially designated as hedge contracts, most of which mature on or before December 31, 2016.  The fair market value of these contracts at December 31, 2015 was a net gain of $2.8 million.  At December 31, 2015, $225.8 million notional amount ($2.6 million of fair value gains) of these forward contracts have been designated as, and are effective as, cash flow hedges of forecasted and specifically identified transactions.  During 2015 and 2014, the Company recorded the change in fair value for these cash flow hedges to AOCI and reclassified to earnings a portion of the deferred gain or loss from AOCI as the hedged transactions occurred and were recognized in earnings.

The Company records foreign exchange contracts at fair value on a recurring basis.   The foreign exchange contracts designated as hedging instruments are categorized under Level 2 of the ASC 820 hierarchy and are recorded at December 31, 2015 and 2014 as a net asset of $2.8 million and a net liability of $0.4 million, respectively.  See Note B – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. The fair values of these foreign exchange forward contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities.

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

The Company enters into certain interest rate swap agreements to offset the variability of cash flows due to changes in the floating rate of borrowings under its Securitization Facility. See Note O – “Long-Term Obligations,” for additional information on the Securitization Facility. The interest rate swaps are designated as cash flow hedges of the changes in the cash flows of interest rate payments on debt associated with changes in floating interest rates. Changes in the fair value of these derivative financial instruments are recognized as gains or losses in Cost of goods sold in the Consolidated Statement of Income. The Company records these contracts at fair value on a recurring basis.  At December 31, 2015 the Company had $198.1 million notional amount of interest rate swap contracts outstanding that were initially designated as hedge contracts and scheduled to mature in November, 2022. The interest rate swap contracts designated as hedging instruments are categorized under Level 2 of the ASC 820 hierarchy and are recorded at December 31, 2015 as a net asset of $0.2 million. The fair value of these contracts is derived using quoted interest rate swap prices at the reporting date based on their maturities. There were no interest rate swaps recorded at December 31, 2014.

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	December 31, 2015	December 31, 2014
Foreign exchange contracts	Other current assets	$4.0	$10.1
Interest rate swap	Other assets	0.9	—
Total asset derivatives		$4.9	$10.1
Liability Derivatives
Foreign exchange contracts	Other current liabilities	(1.2)	(10.5)
Interest rate swap	Other current liabilities	(0.7)	—
Total liability derivatives		$(1.9)	$(10.5)
Total Derivatives		$3.0	$(0.4)

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	December 31, 2015	December 31, 2014
Foreign exchange contracts	Other current assets	$0.5	$2.2
Debt conversion feature	Other assets	1.1	3.0
Total asset derivatives		$1.6	$5.2
Liability Derivatives
Foreign exchange contracts	Other current liabilities	(0.3)	(1.0)
Total liability derivatives		$(0.3)	$(1.0)
Total Derivatives		$1.3	$4.2

The following tables provide the effect of derivative instruments that are designated as hedges in the Consolidated Statements of Income, Comprehensive Income and AOCI (in millions):

Gain (Loss) Recognized on Derivatives in AOCI:	Year Ended December 31,
Cash Flow Derivatives	2015	2014	2013
Foreign exchange contracts	$2.8	$(3.4)	$3.1
Interest rate swap	0.2	—	—
Total	$3.0	$(3.4)	$3.1

Gain (Loss) Reclassified from AOCI into Income (Effective):	Year Ended December 31,
Account	2015	2014	2013
Cost of goods sold	$9.7	$3.0	$1.2
Other income (expense) – net	(4.0)	0.5	3.2
Total	$5.7	$3.5	$4.4

Gain (Loss) Recognized on Derivatives (Ineffective) in Income:	Year Ended December 31,
Account	2015	2014	2013
Other income (expense) – net	$4.0	$(0.4)	$(2.8)

The following table provides the effect of derivative instruments that are not designated as hedges in the Consolidated Statements of Income and Comprehensive Income (in millions):

Gain (Loss) Recognized in Income on Derivatives not designated as hedges:	Year Ended December 31,
Account	2015	2014	2013
Cost of Goods Sold	$—	$—	$0.7
Other income (expense) – net	(3.6)	—	1.6
Total	$(3.6)	$—	$2.3

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

Unrealized net gains (losses), net of tax, included in AOCI are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$(0.7)	$2.7	$(0.4)
Additional gains (losses) – net	9.2	(1.4)	6.1
Amounts reclassified to earnings	(6.2)	(2.0)	(3.0)
Balance at end of period	$2.3	$(0.7)	$2.7

Within the unrealized net gains (losses) included in AOCI as of December 31, 2015, it is estimated that $1.5 million of gains are expected to be reclassified into earnings in the next twelve months.

NOTE N – RESTRUCTURING AND OTHER CHARGES

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

During the year ended December 31, 2013, the Company established a restructuring program in the MHPS segment resulting in the consolidation of certain production facilities and the redesign of certain back office functions. The program cost $19.4 million, resulted in a reduction of 299 team members and was completed in 2014.

During the year ended December 31, 2013, the Company established a restructuring program in the Construction segment related to the distribution organization for Europe, the Middle East and Asia. This program resulted in a more decentralized distribution function. The program cost $1.9 million, resulted in a reduction of 19 team members and was completed in 2014.

During the year ended December 31, 2014, the Company established restructuring programs in the MHPS segment primarily focused on operations in Germany. The programs included closure of one of its materials handling manufacturing facilities, consolidation of several materials handling sales and service locations, and realignment of our management structure for port solutions. The programs cost $36.1 million, resulted in a reduction of 199 team members and were substantially complete in 2015.

During the year ended December 31, 2015, the Company established a restructuring program in the MP segment to close one of its manufacturing facilities in the U.S., consolidate production with other U.S. sites and exit the hand-fed chipper line of products. By consolidating operations, the Company expects to optimize use of resources, eliminate areas of duplication and operate more efficiently and effectively. The program cost $0.9 million, resulted in a reduction of 38 team members and was completed in 2015.

During the year ended December 31, 2015, the Company established a restructuring program across multiple operating segments to centralize transaction processing and accounting functions into shared service centers. The program is expected to cost $0.9 million, result in a reduction of 69 team members and be completed in 2016. The segment breakdown of this program cost is as follows: Cranes ($0.8 million) and MP ($0.1 million).

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the year ended December 31, 2015, the cumulative amount of expenses incurred for the years ended December 31, 2015, 2014 and 2013 and the total amount expected to be incurred (in millions):

	Amount incurred during the year ended December 31, 2015	Cumulative amount incurred through December 31, 2015	Total amount expected to be incurred
Construction	$—	$(0.7)	$(0.7)
Cranes	0.8	0.8	0.8
MP	1.0	1.0	1.0
MHPS	(0.1)	55.5	55.5
Total	$1.7	$56.6	$56.6

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the year ended December 31, 2015, the cumulative amount of expenses incurred since inception of the programs and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred in the year ended December 31, 2015	$0.5	$0.1	$1.1	$1.7
Cumulative amount incurred through December 31, 2015	$51.4	$0.4	$4.8	$56.6
Total amount expected to be incurred	$51.4	$0.4	$4.8	$56.6

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the year ended December 31, 2015 (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Restructuring reserve at December 31, 2014	$40.1	$—	$—	$40.1
Restructuring charges	—	0.1	—	0.1
Cash expenditures	(8.4)	—	—	(8.4)
Foreign exchange	(5.3)	—	—	(5.3)
Restructuring reserve at December 31, 2015	$26.4	$0.1	$—	$26.5

During the years ended December 31, 2015, 2014 and 2013 $(0.2) million, $19.0 million and $11.0 million, respectively, of restructuring charges were included in Cost of goods sold (“COGS”). During the years ended December 31, 2015, 2014 and 2013 $0.9 million, $11.3 million and $9.9 million, respectively, of restructuring charges were included in SG&A costs. There were $1.0 million and $3.7 million of asset impairments included in restructuring costs for the years ended December 31, 2015 and 2014, respectively. There were no asset impairments included in restructuring costs for the year ended December 31, 2013.

NOTE O – LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows (in millions):

	December 31,
	2015	2014
6-1/2% Senior Notes due April 1, 2020	$300.0	$300.0
6% Senior Notes due May 15, 2021	850.0	850.0
4% Convertible Senior Subordinated Notes due June 1, 2015	—	125.0
2014 Credit Agreement – term debt	439.2	467.9
2015 Securitization Facility	206.5	—
Capital lease obligations	4.9	3.9
Other	30.6	42.0
Total debt	1,831.2	1,788.8
Less: Notes payable and current portion of long-term debt	(80.2)	(152.5)
Long-term debt, less current portion	$1,751.0	$1,636.3

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

As of December 31, 2015 and 2014, the Company had $439.2 million and $467.9 million, respectively, in U.S. dollar and Euro denominated term loans outstanding under its credit agreements. The weighted average interest rate on the term loans at December 31, 2015 and 2014 was 3.50% and 3.76%, respectively. The Company had no outstanding U.S. dollar and Euro denominated revolving credit amounts as of December 31, 2015 and 2014.

The 2014 Credit Agreement incorporates facilities for issuance of letters of credit up to $400 million.  Letters of credit issued under the 2014 Credit Agreement letter of credit facility decrease availability under the $600 million revolving line of credit.  As of December 31, 2015 and 2014 the Company had no letters of credit issued under the 2014 Credit Agreement.  The 2014 Credit Agreement also permits the Company to have additional letter of credit facilities up to $300 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit. The Company had letters of credit issued under the additional letter of credit facilities of the 2014 Credit Agreement that totaled $21.2 million and $30.4 million as of December 31, 2015 and 2014, respectively.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2014 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $189.7 million and $261.5 million as of December 31, 2015 and 2014, respectively.

In total, as of December 31, 2015 and 2014, the Company had letters of credit outstanding of $210.9 million and $291.9 million, respectively. The letters of credit generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet. Certain letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

On September 8, 2015, the Company, after obtaining the requisite consents, amended the indenture governing the 6-1/2% Notes, in connection with the Merger. The principal changes contained in the amendment are that the Merger will not constitute a “Change of Control” under the indenture, and to permit Konecranes to insert one or more holding companies below or above Konecranes without triggering a “Change of Control” if such holding companies do not affect Terex’s ultimate beneficial ownership. Additionally, the reporting covenant under the indenture was amended to permit Konecranes, instead of Terex, following the Merger to make necessary periodic reports. In connection with the receipt and effectiveness of the consents, Terex will owe a total of $3.2 million upon closing of the Merger. (see Note A - “Business Combination Agreement and Plan of Merger”).

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

On September 8, 2015, the Company, after obtaining the requisite consents, amended the indenture governing the 6% Notes, in connection with the Merger. The principal changes contained in the amendment are that the Merger will not constitute a “Change of Control” under the indenture, and to permit Konecranes to insert one or more holding companies below or above Konecranes without triggering a “Change of Control” if such holding companies do not affect Terex’s ultimate beneficial ownership. Additionally, the reporting covenant under the indenture was amended to permit Konecranes, instead of Terex, following the Merger to make necessary periodic reports. In connection with the receipt and effectiveness of the consents, Terex will owe a total of $15.5 million upon closing of the Merger. (see Note A - “Business Combination Agreement and Plan of Merger”).

4% Convertible Senior Subordinated Notes

On June 3, 2009, the Company sold and issued $172.5 million aggregate principal amount of 4% Convertible Notes.  At issuance, the Company was required to separately account for the liability and equity components of the 4% Convertible Notes in a manner that reflected the Company’s nonconvertible debt borrowing rate at the date of issuance for interest cost to be recognized in subsequent periods.  The Company allocated $54.3 million of the $172.5 million principal amount of the 4% Convertible Notes to the equity component, which represented a discount to the debt and was amortized into interest expense using the effective interest method through settlement.  The Company recorded a related deferred tax liability of $19.4 million on the equity component. During 2012 the Company purchased approximately 25% of the outstanding 4% Convertible Notes. The balance of the 4% Convertible Notes was $128.8 million at settlement on June 1, 2015.  The balance of the 4% Convertible Notes was $125.0 million at December 31, 2014. The Company recognized interest expense of $5.7 million and $13.5 million on the 4% Convertible Notes for the years ended December 31, 2015 and 2014, respectively.  Interest expense on the 4% Convertible Notes throughout its term included 4% annually of cash interest on the maturity balance of $128.8 million plus non-cash interest expense accreted to the debt balance as described.

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

As of December 31, 2015, the Company had $206.5 million in loans outstanding under the Securitization Facility. The weighted average interest rate on the Securitization Facility at December 31, 2015 was 1.46%. Interest expense on loans outstanding under this facility is recorded to Cost of goods sold in the Consolidated Statement of Income. The Company is party to certain derivative interest rate swap agreements entered into to hedge its exposure to variable interest rates related to the Securitization Facility. The effective interest rate on the Securitization Facility when combined with the interest rate swap agreements is 2.13%. For further information on the interest rate swap agreements see Note M – “Derivative Financial Instruments.”

Commitment Letter

On August 10, 2015, in connection with the Merger, the Company and Konecranes entered into a Commitment Letter (the "Commitment Letter") with Credit Suisse Securities (USA) LLC ("CS Securities") and Credit Suisse AG ("CS" and, together with CS Securities and their respective affiliates, "Credit Suisse") in which Credit Suisse committed to provide the Company and Konecranes with (A) senior secured credit facilities in an aggregate principal amount of up to $1.65 billion, consisting of (i) a senior secured term loan facility in an aggregate principal amount of $900.0 million (such aggregate principal amount to be allocated between a U.S. dollar-denominated term loan facility to be made to the Company and a Euro-denominated term loan facility in an aggregate principal amount of up to €450.0 million to be made to Konecranes or one of its subsidiaries and (ii) two senior secured revolving credit facilities in an aggregate principal amount of up to $750.0 million and (B) a senior unsecured bridge facility in an aggregate principal amount of up to $1.15 billion. As a result of the receipt of the consents noted above, the Company and Konecranes notified Credit Suisse that it terminated the commitments of the lenders in the amount of $1.15 billion with respect to the bridge facility under the commitment letter from Credit Suisse dated August 10, 2015. In connection with the Commitment Letter, the Company began to incur fees on the unused commitment in January 2016.

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of long-term debt outstanding at December 31, 2015 in the successive five-year period are summarized below. Amounts shown are exclusive of minimum lease payments for capital lease obligations (in millions):

2016	$79.1
2017	60.8
2018	46.1
2019	39.9
2020	323.8
Thereafter	1,276.6
Total	$1,826.3

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of December 31, 2015 and 2014 , as follows (in millions, except for quotes):

2015	Book Value	Quote	FV
6-1/2% Notes	$300.0	$0.96000	$288
6% Notes	$850.0	$0.91500	$778
2014 Credit Agreement Term Loan (net of discount) – USD	$225.5	$0.99000	$223
2014 Credit Agreement Term Loan (net of discount) – EUR	$213.7	$0.99750	$213

2014	Book Value	Quote	FV
6-1/2% Senior Notes	$300.0	$1.04500	$314
6% Notes	$850.0	$1.02000	$867
4% Convertible Notes (net of discount)	$125.0	$1.73392	$217
2011 Credit Agreement Term Loan (net of discount) – USD	$227.5	$0.99000	$225
2011 Credit Agreement Term Loan (net of discount) – EUR	$240.4	$0.99500	$239

The fair value of debt reported in the tables above is based on price quotations on the debt instrument in an active market and therefore categorized under Level 1 of the ASC 820 hierarchy. See Note B – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. The Company believes that the carrying value of its other borrowings, including amounts outstanding for the revolving line of credit under the 2014 Credit Agreement and the Securitization Facility, approximates fair market value based on maturities for debt of similar terms. The fair value of these other borrowings are categorized under Level 2 of the ASC 820 hierarchy.

The Company paid $96.4 million, $109.6 million and $114.8 million of interest in 2015, 2014 and 2013, respectively.

NOTE P – LEASE COMMITMENTS

Future minimum noncancellable operating lease payments at December 31, 2015 are as follows (in millions):

Operating Leases
2016	$61.0
2017	48.1
2018	33.8
2019	22.1
2020	15.2
Thereafter	42.5
Total minimum obligations	$222.7

Most of the Company’s operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was $79.4 million, $79.3 million, and $77.1 million in 2015, 2014 and 2013, respectively.

NOTE Q– RETIREMENT PLANS AND OTHER BENEFITS

U.S. Pension Plan

As of December 31, 2015, the Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”). Participation in the Terex Plan for all employees has been frozen. Participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only. The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company’s policy generally to fund the Terex Plan based on the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds.

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

During July 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP 21”) was enacted in the U.S. MAP 21 provided short-term relief of minimum contribution requirements by increasing the interest rates used to value pension liabilities beginning January 1, 2012 and increased the premiums due to the Pension Benefit Guaranty Corporation beginning in 2013 through 2015. As a result of the enactment of MAP 21, and existing funding commitments, there were no minimum contribution requirements for the 2015, 2014 and 2013 plan years.

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

Non-U.S. Plans

The Company maintains defined benefit plans in France, Germany, India, Switzerland and the United Kingdom for some of its subsidiaries. Participation in the United Kingdom plan has been frozen. The United Kingdom plan is a funded plan and the Company funds this plan in accordance with funding regulations in the United Kingdom and a negotiated agreement between the Company and the plan’s trustees. The plans in France, Germany and India are unfunded plans. For the Company’s operations in Austria and Italy there are mandatory termination indemnity plans providing a benefit payable upon termination of employment in substantially all cases of termination. The Company records this obligation based on mandated requirements. The measure of current obligation is not dependent on the employees’ future service and therefore is measured at current value.

Other Post-employment Benefits

The Company has several non-pension post-retirement benefit programs. The Company provides post-employment health and life insurance benefits to certain former salaried and hourly employees. The health care programs are contributory, with participants’ contributions adjusted annually, and the life insurance plan is noncontributory.

Savings Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, contribute to certain of these plans. The Company’s Common Stock held in a rabbi trust pursuant to the Deferred Compensation Plan is treated in a manner similar to treasury stock.  The number of shares of the Company’s Common Stock held in the rabbi trust was 0.8 million at December 31, 2015 and 2014.

Charges recognized for the Deferred Compensation Plan and these other savings plans were $21.7 million, $20.2 million and $16.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. For the years ended December 31, 2015 and 2014, Company matching contribution to tax deferred savings plans were invested at the direction of plan participants.

Information regarding the Company’s plans, including SERP, was as follows (in millions, except percent values):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2015	2014	2015	2014	2015	2014
Accumulated benefit obligation at end of year	$167.2	$177.2	$467.2	$533.6
Change in benefit obligation:
Benefit obligation at beginning of year	$184.9	$162.1	$540.7	$504.0	$5.7	$5.8
Service cost	1.1	0.9	7.2	5.4	—	—
Interest cost	7.2	7.2	12.7	18.1	0.2	0.2
Acquisitions and divestitures	—	(0.9)	(0.4)	4.7	—	—
Actuarial loss (gain)	(7.8)	25.6	(20.1)	91.3	(0.5)	0.3
Benefits paid	(11.4)	(10.0)	(20.5)	(23.7)	(0.5)	(0.6)
Foreign exchange effect	—	—	(45.5)	(59.1)	—	—
Benefit obligation at end of year	174.0	184.9	474.1	540.7	4.9	5.7
Change in plan assets:
Fair value of plan assets at beginning of year	136.8	125.8	146.8	141.9	—	—
Acquisitions	—	—	—	2.2	—	—
Actual return on plan assets	(2.4)	15.2	0.6	14.9	—	—
Employer contribution	0.1	5.8	18.3	21.5	0.5	0.6
Employee contribution	—	—	0.9	0.6	—	—
Benefits paid	(11.4)	(10.0)	(20.5)	(23.7)	(0.5)	(0.6)
Foreign exchange effect	—	—	(6.6)	(10.6)	—	—
Fair value of plan assets at end of year	123.1	136.8	139.5	146.8	—	—
Funded status	$(50.9)	$(48.1)	$(334.6)	$(393.9)	$(4.9)	$(5.7)
Amounts recognized in the statement of financial position consist of:
Current liabilities	$1.0	$1.1	$13.1	$13.4	$0.6	$0.7
Non-current liabilities	49.9	47.0	321.5	380.5	4.3	5.0
Total liabilities	$50.9	$48.1	$334.6	$393.9	$4.9	$5.7
Amounts recognized in accumulated other comprehensive income consist of:
Actuarial net loss	$78.5	$77.8	$126.5	$159.6	$0.6	$1.2
Prior service cost	0.4	0.6	0.2	0.3	—	(0.1)
Total amounts recognized in accumulated other comprehensive income	$78.9	$78.4	$126.7	$159.9	$0.6	$1.1

	U.S. Pension Benefits			Non-U.S.Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Weighted-average assumptions as of December 31:
Discount rate(1)	4.20%	4.02%	4.64%	2.70%	2.54%	3.78%	3.91%	3.74%	4.17%
Expected return on plan assets	7.50%	7.50%	7.50%	5.33%	5.49%	5.49%	N/A	N/A	N/A
Rate of compensation increase(1)	3.75%	3.75%	3.75%	1.59%	1.51%	1.56%	N/A	N/A	N/A

(1) The weighted average assumptions as of December 31 are used to calculate the funded status at the end of the current year and the net periodic cost for the subsequent year.

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Components of net periodic cost:
Service cost	$1.1	$0.9	$1.1	$7.2	$5.4	$6.0	$—	$—	$—
Interest cost	7.2	7.2	6.6	12.7	18.1	16.6	0.2	0.2	0.3
Expected return on plan assets	(9.9)	(9.2)	(9.0)	(7.8)	(7.7)	(7.0)	—	—	—
Recognition of prior service cost	0.1	0.1	0.1	—	2.5	—	—	—	—
Amortization of actuarial loss	3.8	2.1	4.0	7.5	3.1	5.3	0.1	0.1	0.1
Curtailments	—	—	—	(0.3)	—	—	—	—	—
Other	—	—	—	(0.9)	(0.6)	(0.6)	—	—	—
Net periodic cost	$2.3	$1.1	$2.8	$18.4	$20.8	$20.3	$0.3	$0.3	$0.4

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2015	2014	2015	2014	2015	2014
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net (gain) loss	$4.3	$19.9	$(12.9)	$85.2	$(0.5)	$0.3
Amortization of actuarial losses	(3.7)	(3.0)	(7.5)	(3.1)	—	—
Amortization of prior service cost	(0.1)	(0.1)	(0.1)	—	—	—
Foreign exchange effect	—	—	(12.7)	(16.3)	—	—
Total recognized in other comprehensive income	$0.5	$16.8	$(33.2)	$65.8	$(0.5)	$0.3

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
Amounts expected to be recognized as components of net periodic cost for the year ending December 31, 2016:
Actuarial net loss	$3.9	$5.7	$—
Prior service cost	0.1	—	—
Total amount expected to be recognized as components of net periodic cost for the year ending December 31, 2016	$4.0	$5.7	$—

For the Company’s plans, including the SERP, that have accumulated benefit obligations in excess of plan assets the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were (in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2015	2014	2015	2014
Projected benefit obligation	$174.0	$184.9	$474.1	$540.7
Accumulated benefit obligation	$167.2	$177.2	$467.2	$533.6
Fair value of plan assets	$123.1	$136.8	$139.5	$146.8

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

The rate used for the expected return on plan assets for the U.S. plan is based on a review of long-term historical asset performances aligned with the Company’s investment strategy and portfolio mix.  While the Company examines performance annually, it also views historic asset portfolios and performance over a long period of years before recommending a change. In the short term, there may be fluctuations of positive and negative yields year-over-year, but over the long-term, the return is expected to be approximately 7%.

The Company’s overall investment strategy for the U.S. defined benefit plan balances two objectives, investing in fixed income securities whose maturity broadly matches the maturity of the pension liabilities and investing in equities and other assets expected to generate higher returns. The Company invests through a number of investment funds with diversified asset types, strategies and managers. Equity securities, including investments in large to small-cap companies in the U.S. and internationally, constitute approximately 31% and 32% of the portfolio at December 31, 2015 and 2014, respectively. Fixed income securities including corporate bonds of companies from diversified industries, U.S. Treasuries and other securities, which may include mortgage-backed securities, asset-backed securities and collateralized mortgage obligations, constitute approximately 69% and 68% of the portfolio at December 31, 2015 and 2014, respectively. The target investment allocation for 2016 is approximately 22% to 36% for equity securities and approximately 64% to 78% for fixed income securities.

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

The overall investment strategy for Non-U.S. defined benefit plans is to achieve a mix of investments to support long-term growth and minimize volatility while maximizing rates of return by diversification of asset types, fund strategies and fund managers.  Fixed income investments include investments in European government securities and European corporate bonds and constitute approximately 69% and 64% of the portfolio at December 31, 2015 and 2014, respectively. Equity investments, multi-asset investment funds and real estate investments that invest in a diversified range of property principally in the retail, office and industrial/warehouse sectors constitute approximately 31% and 36% of the portfolio at December 31, 2015 and 2014, respectively. Investments of the plans primarily include investments in companies from diversified industries with approximately 94% invested internationally and 6% invested in North America. The target investment allocations to support our investment strategy for 2016 are approximately 76% to 83% fixed income securities and approximately 17% to 24% equity securities, multi-asset investment funds and real estate investments.

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

The fair value of the Company’s plan assets at December 31, 2015 are as follows (in millions):

	U.S. Pension Plan			Non-U.S. Pension Plans
	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash, including money market funds	$3.6	$3.6	$—	$5.3	$5.3	$—
U.S. equities	28.5	—	28.5	7.7	—	7.7
Non-U.S. equities	9.3	—	9.3	27.3	—	27.3
U.S. corporate bonds	58.7	—	58.7	0.1	—	0.1
Non-U.S. corporate bonds	—	—	—	23.1	—	23.1
U.S. government securities	14.0	—	14.0	—	—	—
Non-U.S. government securities	0.1	—	0.1	39.4	—	39.4
Real estate	—	—	—	8.8	—	8.8
Other securities	8.9	—	8.9	27.8	—	27.8
Total investments measured at fair value	$123.1	$3.6	$119.5	$139.5	$5.3	$134.2

The fair value of the Company’s plan assets at December 31, 2014 are as follows (in millions):

	U.S. Pension Plan			Non-U.S. Pension Plans
	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash, including money market funds	$6.0	$6.0	$—	$4.3	$4.3	$—
U.S. equities	31.0	—	31.0	9.3	—	9.3
Non-U.S. equities	10.0	—	10.0	34.4	—	34.4
U.S. corporate bonds	63.8	—	63.8	1.1	—	1.1
Non-U.S. corporate bonds	—	—	—	29.8	—	29.8
U.S. government securities	15.3	—	15.3	0.6	—	0.6
Non-U.S. government securities	0.9	—	0.9	44.2	—	44.2
Real estate	—	—	—	8.8	—	8.8
Other securities	9.8	—	9.8	14.3	—	14.3
Total investments measured at fair value	$136.8	$6.0	$130.8	$146.8	$4.3	$142.5

The Company plans to contribute approximately $1 million to its U.S. defined benefit pension and post-retirement plans and approximately $18 million to its non-U.S. defined benefit pension plans in 2016.  During the year ended December 31, 2015, the Company contributed $0.6 million to its U.S. defined benefit pension plans and post-retirement plans and $18.3 million to its non-U.S. defined benefit pension plans.

The Company’s estimated future benefit payments under its plans are as follows (in millions):

Year Ending December 31,	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
2016	$11.0	$20.0	$0.6
2017	$11.0	$19.0	$0.5
2018	$10.9	$19.6	$0.4
2019	$10.9	$19.6	$0.4
2020	$11.2	$20.5	$0.4
2021-2025	$55.0	$108.4	$1.7

For the other benefits, for measurement purposes, a 7.00% rate of increase in the per capita cost of covered health care benefits was assumed for 2016, decreasing one-half percentage point per year until it reaches 4.50% for 2021 and thereafter. Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plan.

A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total service and interest cost components	$0.1	$(0.1)
Effect on post-retirement benefit obligation	$0.9	$(0.8)

NOTE R– STOCKHOLDERS’ EQUITY

On December 31, 2015, there were 128.8 million shares of Common Stock issued and 107.7 million shares of Common Stock outstanding. Of the 171.2 million unissued shares of Common Stock at that date, 3.2 million shares of Common Stock were reserved for issuance for the exercise of stock options and the vesting of restricted stock.

Common Stock in Treasury. The Company values treasury stock on an average cost basis. As of December 31, 2015, the Company held 21.1 million shares of Common Stock in treasury totaling $852.2 million, including 0.8 million shares held in a trust for the benefit of the Company’s Deferred Compensation Plan at a total of $18.0 million.

Preferred Stock. The Company’s certificate of incorporation was amended in June 1998 to authorize 50.0 million shares of preferred stock, $0.01 par value per share. As of December 31, 2015 and 2014, there were no shares of preferred stock outstanding.

Long-Term Incentive Plans. In May 2009, the stockholders approved the Terex Corporation 2009 Omnibus Incentive Plan (the “2009 Plan”). The purpose of the 2009 Plan is to provide a means whereby employees, directors and third-party service providers of the Company develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its stockholders. The 2009 Plan provides for incentive compensation in the form of (i) options to purchase shares of Common Stock, (ii) stock appreciation rights, (iii) restricted stock awards and restricted stock units, (iv) other stock awards, (v) cash awards, and (vi) performance awards. The maximum number of shares available for issuance under the 2009 Plan is 8.0 million shares plus the number of shares remaining available for issuance under the Terex Corporation 2000 Incentive Plan (the “2000 Plan”) and the 1996 Terex Corporation Long-Term Incentive Plan (the “1996 Plan”). As of December 31, 2015, 3.5 million shares were available for grant under the 2009 Plan.

In May 2000, the stockholders approved the 2000 Plan. The purpose of the 2000 Plan is to assist the Company in attracting and retaining selected individuals to serve as directors, officers, consultants, advisers and employees of the Company and its subsidiaries and affiliates who will contribute to the Company’s success and to achieve long-term objectives which will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the Common Stock. The maximum number of shares available for issuance under the 2000 Plan was 12.0 million shares plus any shares related to awards under the 2000 Plan that were not issued or were subsequently forfeited, expired or otherwise terminated.

In May 1996, the stockholders approved the 1996 Plan. The maximum number of shares available for issuance under the 1996 Plan was 4.0 million shares plus any shares related to awards under the 1996 Plan that were not issued or were subsequently forfeited, expired or otherwise terminated.

Substantially all stock option grants under the 2000 Plan and the 1996 Plan vested over a four year period and have a contractual life of ten years. There were no options granted during the years ended December 31, 2015, 2014 or 2013, and the intrinsic value of all options outstanding is zero.

The following table is a summary of stock options under all of the Company’s plans.

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	149,959	$46.07
Exercised	(8,736)	$22.89
Canceled or expired	—	$—
Outstanding at December 31, 2015	141,223	$47.50	0.60	$—
Exercisable at December 31, 2015	141,223	$47.50	0.60	$—
Vested at December 31, 2015	141,223	$47.50	0.60	$—

Under the 2009 Plan, 2000 Plan and the 1996 Plan, approximately 13% of all restricted stock awards vest over a four year period, with 25% of each grant vesting on each of the first four anniversary dates of the grant and approximately 87% of all restricted stock awards vest over a three year period with approximately 58% of these awards vesting on the first three anniversary dates and approximately 42% vesting at the end of the three year period. Approximately 52% of the outstanding restricted stock awards are subject to performance targets that may or may not be met and for which the performance period has not yet been completed.

The fair value of the restricted stock awards is based on the market price at the date of grant except for 0.8 million shares of performance grants based on a market condition. The Company uses the Monte Carlo method to provide grant date fair value for awards with a market condition. The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award. The following table presents the weighted-average assumptions used in the valuations:

	Grant date	Grant date	Grant date	Grant date
	March 5, 2015	March 5, 2015	February 26, 2014	February 27, 2013
Dividend yields	0.91%	0.91%	0.46%	—%
Expected volatility	45.48%	37.00%	56.84%	60.03%
Risk free interest rate	0.98%	0.58%	0.63%	0.35%
Expected life (in years)	3	2	3	3
Grant date fair value per share	$28.10	$25.60	$53.17	$43.64

As of December 31, 2015, unrecognized compensation costs related to restricted stock totaled approximately $35.6 million, which will be expensed over a weighted average period of 1.7 years.  The grant date weighted average fair value for restricted stock awards during the years ended December 31, 2015, 2014 and 2013 was $26.83, $44.23 and $33.84, respectively.  The total fair value of shares vested for restricted stock awards was $42.6 million, $36.2 million and $19.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

During the year ended December 31, 2015, the Company issued 39 thousand shares of its outstanding Common Stock which were contributed into a deferred compensation plan under a Rabbi Trust.

The following table is a summary of restricted stock awards under all of the Company’s plans:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	3,195,321	$33.56
Granted	1,508,313	$26.83
Vested	(1,408,700)	$30.25
Canceled or expired	(201,991)	$39.24
Nonvested at December 31, 2015	3,092,943	$30.29

Tax benefits associated with stock-based compensation were $12.4 million, $14.6 million and $13.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. The excess tax benefit for all stock-based compensation is included in the Consolidated Statement of Cash Flows as an operating cash outflow and a financing cash inflow.

Comprehensive Income (Loss).  The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):
Accumulated Other Comprehensive Income (Loss) Attributable to Terex Corporation

	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$14.1	$(0.4)	$1.9	$(139.7)	$(124.1)
Current year change	(22.0)	3.1	(1.9)	28.4	7.6
Balance at December 31, 2013	(7.9)	2.7	—	(111.3)	(116.5)
Current year change	(237.6)	(3.4)	1.6	(73.9)	(313.3)
Balance at December 31, 2014	(245.5)	(0.7)	1.6	(185.2)	(429.8)
Current year change	(247.2)	3.0	(7.9)	32.3	(219.8)
Balance at December 31, 2015	$(492.7)	$2.3	$(6.3)	$(152.9)	$(649.6)

Accumulated Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest

	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$0.5	$—	$—	$—	$0.5
Current year change	0.4	—	—	—	0.4
Balance at December 31, 2013	0.9	—	—	—	0.9
Current year change	(0.1)	—	—	—	(0.1)
Balance at December 31, 2014	0.8	—	—	—	0.8
Current year change	(0.1)	—	—	—	(0.1)
Balance at December 31, 2015	$0.7	$—	$—	$—	$0.7

Accumulated Other Comprehensive Income (Loss)

	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$14.6	$(0.4)	$1.9	$(139.7)	$(123.6)
Current year change	(21.6)	3.1	(1.9)	28.4	8.0
Balance at December 31, 2013	(7.0)	2.7	—	(111.3)	(115.6)
Current year change	(237.7)	(3.4)	1.6	(73.9)	(313.4)
Balance at December 31, 2014	(244.7)	(0.7)	1.6	(185.2)	(429.0)
Current year change	(247.3)	3.0	(7.9)	32.3	(219.9)
Balance at December 31, 2015	$(492.0)	$2.3	$(6.3)	$(152.9)	$(648.9)

As of December 31, 2015, accumulated other comprehensive income for the pension liability adjustment and the derivative hedging adjustment are net of a tax benefit of $53.3 million and a tax provision of $0.5 million, respectively.

Changes in Accumulated Other Comprehensive Income
The table below presents changes in AOCI by component for the year ended December 31, 2015 and 2014. All amounts are net of tax (in millions).

	Year ended December 31, 2015					Year ended December 31, 2014
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA (1)	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(244.7)	$(0.7)	$1.6	$(185.2)	$(429.0)	$(7.0)	$2.7	$—	$(111.3)	$(115.6)
Other comprehensive income before reclassifications	(247.3)	9.2	(7.9)	22.7	(223.3)	(264.6)	(1.4)	1.6	(78.8)	(343.2)
Amounts reclassified from AOCI	—	(6.2)	—	9.6	3.4	26.9	(2.0)	—	4.9	29.8
Net Other Comprehensive Income (Loss)	(247.3)	3.0	(7.9)	32.3	(219.9)	(237.7)	(3.4)	1.6	(73.9)	(313.4)
Ending balance	$(492.0)	$2.3	$(6.3)	$(152.9)	$(648.9)	$(244.7)	$(0.7)	$1.6	$(185.2)	$(429.0)

(1) Reclassification from dispositions of Demag Cranes and Components Pty. Ltd. and the truck business of $22.9 million and $4.0 million was recorded in Selling, general and administrative expenses and Gain (loss) on disposition of discontinued operations, respectively, for year ended December 31, 2014.

Share Repurchases and Dividends

In December 2013, the Company’s Board of Directors announced authorization for the repurchase of up to $200 million of the Company’s outstanding shares of common stock through December 31, 2015. During the year ended December 31, 2014 the Company repurchased approximately 5.3 million shares for approximately $170 million under this program. In total, the Company has purchased approximately 6.1 million shares under this program for approximately $200 million. In February 2015, the Company’s Board of Directors announced authorization for the repurchase of up to an additional $200 million of the Company’s outstanding shares of common stock. During the year ended December 31, 2015 the Company repurchased approximately 1.9 million shares for approximately $50 million under the current program. The Company declared and paid a dividend of $0.06 per share in each quarter of 2015. Additionally, the Company declared a dividend of $0.07 per share in the first quarter of 2016 which will be paid in March 2016.

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

NOTE S – LITIGATION AND CONTINGENCIES

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

The Company has received complaints seeking certification of class action lawsuits as follows:

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

The first two lawsuits generally cover the period from February 2008 to February 2009 and allege, among other things, that certain of the Company’s SEC filings and other public statements contained false and misleading statements which resulted in damages to the Company, the plaintiffs and the members of the purported class when they purchased the Company’s securities and in the stockholder derivative complaint, that there were breaches of fiduciary duties. The stockholder derivative complaint also alleges waste of corporate assets relating to the repurchase of the Company’s shares in the market and unjust enrichment as a result of securities sales by certain officers and directors. The complaints all seek, among other things, unspecified compensatory damages, costs and expenses. As a result, the Company is unable to estimate a possible loss or a range of losses for these lawsuits. The stockholder derivative complaint also seeks amendments to the Company’s corporate governance procedures in addition to unspecified compensatory damages from the individual defendants in its favor.

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

The Company believes that the allegations in the suits are without merit, and Terex, its directors and the named executives will continue to vigorously defend against them. The Company believes that it has acted, and continues to act, in compliance with federal securities laws and Delaware law with respect to these matters. Accordingly, the Company has filed motions to dismiss the securities lawsuit. The plaintiff in the stockholder derivative lawsuit has agreed with the Company to put this lawsuit on hold pending the outcome of the motion to dismiss in connection with the securities lawsuit. The lawsuits pertaining to the Merger are at very early stages and the Company has no information other than as set forth in the complaints.

A consolidated complaint in an ERISA lawsuit was filed in the United States District Court, District of Connecticut on September 20, 2010, is entitled In Re Terex Corp. ERISA Litigation and alleged that there were breaches of fiduciary duties and of ERISA disclosure requirements. The Company settled this lawsuit for $2.5 million, all of which was funded by insurance. The proceeds of the settlement (after deduction of legal fees) were distributed to putative class participants.

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

As of December 31, 2015 and 2014, the Company’s maximum exposure to such credit guarantees was $39.8 million and $42.6 million, respectively, including total guarantees issued by Terex Cranes Germany GmbH, part of the Cranes segment, of $19.0 million and $23.4 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Buyback Guarantees

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of December 31, 2015 and 2014, the Company’s maximum exposure pursuant to buyback guarantees was $6.9 million and $24.3 million, respectively, including total guarantees issued by entities in the MHPS segment of $6.6 million and $20.1 million. The Company is generally able to mitigate some of the risk of these guarantees because maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

See Note B – “Basis of Presentation – Revenue Recognition,” for a discussion of revenue recognition on arrangements with buyback guarantees.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheet of approximately $3 million as of December 31, 2015 and 2014 for the estimated fair value of all guarantees provided.

There can be no assurance that the Company’s historical experience in used equipment markets will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

NOTE T – CONSOLIDATING FINANCIAL STATEMENTS

During 2012, the Company sold and issued the 6% Notes and the 6-1/2% Notes (collectively the “Notes”) (see Note O – “Long-Term Obligations”). The Notes are jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): CMI Terex Corporation, Fantuzzi Noell USA, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Terex Advance Mixer, Inc., Terex Aerials, Inc., Terex Financial Services, Inc., Terex South Dakota, Inc., Terex USA, LLC, Terex Utilities, Inc. and Terex Washington, Inc.  Wholly-owned Guarantors are 100% owned by the Company. All of the guarantees are full and unconditional.  The guarantees of the Wholly-owned Guarantors are subject to release in limited circumstances only upon the occurrence of certain customary conditions. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the Notes.

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

In December 2014, the Company sold a majority interest in one of its wholly-owned guarantor subsidiaries, A.S.V. Inc. ("ASV"). As a result, ASV and its wholly-owned subsidiary were no longer guarantors of the various notes of the Company and were deconsolidated by the Company at December 31, 2014. The changes made to wholly-owned guarantor subsidiaries did not impact the Company's previously reported consolidated net operating results, financial position or cash flows.

The condensed consolidating statements of income and cash flows for the years ended December 31, 2014 and 2013 have been retrospectively adjusted to reflect this update to our wholly-owned guarantor subsidiaries as though ASV had been a non-guarantor in all periods presented.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2015
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$9.9	$3,101.3	$4,367.9	$(936.0)	$6,543.1
Cost of goods sold	(7.9)	(2,582.3)	(3,580.4)	936.0	(5,234.6)
Gross profit	2.0	519.0	787.5	—	1,308.5
Selling, general and administrative expenses	11.9	(273.2)	(657.3)	—	(918.6)
Goodwill and intangible asset impairment	—	(1.7)	(33.0)	—	(34.7)
Income (loss) from operations	13.9	244.1	97.2	—	355.2
Interest income	103.6	68.6	2.5	(170.4)	4.3
Interest expense	(151.5)	(6.4)	(117.1)	170.4	(104.6)
Income (loss) from subsidiaries	237.1	13.4	(3.0)	(247.5)	—
Gain (loss) on early extinguishment of debt	(0.2)	—	0.1	—	(0.1)
Other income (expense) – net	(89.4)	40.9	20.3	—	(28.2)
Income (loss) from continuing operations before income taxes	113.5	360.6	—	(247.5)	226.6
(Provision for) benefit from income taxes	31.7	(89.2)	(23.5)	—	(81.0)
Income (loss) from continuing operations	145.2	271.4	(23.5)	(247.5)	145.6
Gain (loss) on disposition of discontinued operations – net of tax	0.7	—	2.7	—	3.4
Net income (loss)	145.9	271.4	(20.8)	(247.5)	149.0
Net loss (income) attributable to noncontrolling interest	—	—	(3.1)	—	(3.1)
Net income (loss) attributable to Terex Corporation	$145.9	$271.4	$(23.9)	$(247.5)	$145.9

Comprehensive income (loss), net of tax	$(73.9)	$269.7	$(176.9)	$(89.8)	$(70.9)
Comprehensive loss (income) attributable to noncontrolling interest	—	—	(3.0)	—	(3.0)
Comprehensive income (loss) attributable to Terex Corporation	$(73.9)	$269.7	$(179.9)	$(89.8)	$(73.9)

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2014
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$42.5	$3,286.5	$5,066.2	$(1,086.3)	$7,308.9
Cost of goods sold	(39.2)	(2,705.6)	(4,196.9)	1,086.3	(5,855.4)
Gross profit	3.3	580.9	869.3	—	1,453.5
Selling, general and administrative expenses	7.3	(242.5)	(795.2)	—	(1,030.4)
Income (loss) from operations	10.6	338.4	74.1	—	423.1
Interest income	129.7	73.8	4.5	(201.4)	6.6
Interest expense	(165.6)	(16.5)	(138.4)	201.4	(119.1)
Income (loss) from subsidiaries	390.0	14.6	(2.5)	(402.1)	—
Loss on early extinguishment of debt	(1.5)	—	(1.1)	—	(2.6)
Other income (expense) – net	(56.8)	3.8	42.2	—	(10.8)
Income (loss) from continuing operations before income taxes	306.4	414.1	(21.2)	(402.1)	297.2
(Provision for) benefit from income taxes	4.7	(22.2)	(20.2)	—	(37.7)
Income (loss) from continuing operations	311.1	391.9	(41.4)	(402.1)	259.5
Income (loss) from discontinued operations – net of tax	0.6	—	0.8	—	1.4
Gain (loss) on disposition of discontinued operations – net of tax	7.3	—	51.3	—	58.6
Net income (loss)	319.0	391.9	10.7	(402.1)	319.5
Net loss (income) attributable to noncontrolling interest	—	—	(0.5)	—	(0.5)
Net income (loss) attributable to Terex Corporation	$319.0	$391.9	$10.2	$(402.1)	$319.0

Comprehensive income (loss), net of tax	5.7	388.5	(239.7)	(148.4)	6.1
Comprehensive loss (income) attributable to noncontrolling interest	—	—	(0.4)	—	(0.4)
Comprehensive income (loss) attributable to Terex Corporation	$5.7	$388.5	$(240.1)	$(148.4)	$5.7

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2013
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$173.2	$3,032.3	$4,937.8	$(1,059.3)	$7,084.0
Cost of goods sold	(162.3)	(2,426.3)	(4,115.2)	1,059.3	(5,644.5)
Gross profit	10.9	606.0	822.6	—	1,439.5
Selling, general and administrative expenses	(23.9)	(226.4)	(770.1)	—	(1,020.4)
Income (loss) from operations	(13.0)	379.6	52.5	—	419.1
Interest income	272.4	321.7	28.0	(615.4)	6.7
Interest expense	(431.6)	(151.1)	(158.8)	615.4	(126.1)
Income (loss) from subsidiaries	392.6	35.0	(0.6)	(427.0)	—
Loss on early extinguishment of debt	—	—	(5.2)	—	(5.2)
Other income (expense) – net	(57.4)	2.7	51.5	—	(3.2)
Income (loss) from continuing operations before income taxes	163.0	587.9	(32.6)	(427.0)	291.3
(Provision for) benefit from income taxes	50.6	(121.9)	(16.1)	—	(87.4)
Income (loss) from continuing operations	213.6	466.0	(48.7)	(427.0)	203.9
Income (loss) from discontinued operations – net of tax	12.8	—	1.6	—	14.4
Gain (loss) on disposition of discontinued operations – net of tax	(0.4)	—	3.0	—	2.6
Net income (loss)	226.0	466.0	(44.1)	(427.0)	220.9
Net loss (income) attributable to noncontrolling interest	—	—	5.1	—	5.1
Net income (loss) attributable to Terex Corporation	$226.0	$466.0	$(39.0)	$(427.0)	$226.0

Comprehensive income (loss), net of tax	$233.6	$471.0	$(82.4)	$(393.3)	$228.9
Comprehensive loss (income) attributable to noncontrolling interest	—	—	4.7	—	4.7
Comprehensive income (loss) attributable to Terex Corporation	$233.6	$471.0	$(77.7)	$(393.3)	$233.6

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2015
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$91.6	$3.1	$371.8	$—	$466.5
Trade receivables – net	5.2	254.9	679.1	—	939.2
Intercompany receivables	96.6	70.0	42.3	(208.9)	—
Inventories	—	431.2	1,014.5	—	1,445.7
Prepaid assets	57.8	33.5	134.1	—	225.4
Other current assets	55.7	0.1	11.6	—	67.4
Total current assets	306.9	792.8	2,253.4	(208.9)	3,144.2
Property, plant and equipment – net	57.9	146.6	471.3	—	675.8
Goodwill	—	180.1	843.1	—	1,023.2
Non-current intercompany receivables	1,354.0	2,629.9	0.9	(3,984.8)	—
Investment in and advances to (from) subsidiaries	3,975.6	203.9	187.9	(4,263.6)	103.8
Other assets	38.9	115.1	536.1	—	690.1
Total assets	$5,733.3	$4,068.4	$4,292.7	$(8,457.3)	$5,637.1

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$—	$0.7	$79.5	$—	$80.2
Trade accounts payable	21.4	230.8	485.5	—	737.7
Intercompany payables	3.1	63.8	142.0	(208.9)	—
Accruals and other current liabilities	60.2	122.1	458.4	—	640.7
Total current liabilities	84.7	417.4	1,165.4	(208.9)	1,458.6
Long-term debt, less current portion	1,150.0	1.2	599.8	—	1,751.0
Non-current intercompany payables	2,563.2	22.3	1,399.3	(3,984.8)	—
Other non-current liabilities	58.0	35.4	422.1	—	515.5
Total stockholders’ equity	1,877.4	3,592.1	706.1	(4,263.6)	1,912.0
Total liabilities, noncontrolling interest and stockholders’ equity	$5,733.3	$4,068.4	$4,292.7	$(8,457.3)	$5,637.1

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2014
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$99.0	$1.9	$377.3	$—	$478.2
Trade receivables – net	7.7	307.4	771.3	—	1,086.4
Intercompany receivables	55.3	85.9	136.3	(277.5)	—
Inventories	—	374.5	1,086.4	—	1,460.9
Prepaid assets	100.8	32.9	114.3	—	248.0
Other current assets	65.7	0.1	16.9	—	82.7
Total current assets	328.5	802.7	2,502.5	(277.5)	3,356.2
Property, plant and equipment – net	65.4	117.0	507.9	—	690.3
Goodwill	—	170.1	960.9	—	1,131.0
Non-current intercompany receivables	1,501.4	2,059.9	41.9	(3,603.2)	—
Investment in and advances to (from) subsidiaries	3,564.2	199.3	152.0	(3,809.2)	106.3
Other assets	43.8	142.7	457.7	—	644.2
Total assets	$5,503.3	$3,491.7	$4,622.9	$(7,689.9)	$5,928.0
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$125.0	$2.0	$25.5	$—	$152.5
Trade accounts payable	18.0	212.6	505.5	—	736.1
Intercompany payables	19.8	117.8	139.9	(277.5)	—
Accruals and other current liabilities	74.6	118.1	561.8	—	754.5
Total current liabilities	237.4	450.5	1,232.7	(277.5)	1,643.1
Long-term debt, less current portion	1,150.0	7.6	478.7	—	1,636.3
Non-current intercompany payables	2,047.1	41.8	1,514.3	(3,603.2)	—
Other non-current liabilities	62.9	27.2	519.4	—	609.5
Total stockholders’ equity	2,005.9	2,964.6	877.8	(3,809.2)	2,039.1
Total liabilities, noncontrolling interest and stockholders’ equity	$5,503.3	$3,491.7	$4,622.9	$(7,689.9)	$5,928.0

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2015
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(510.0)	$647.6	$277.4	$(202.1)	$212.9
Cash flows from investing activities
Capital expenditures	(1.6)	(41.9)	(60.3)	—	(103.8)
Acquisition of business, net of cash acquired	—	(52.1)	(19.1)	—	(71.2)
Proceeds (payments) from disposition of discontinued operations	(3.4)	—	3.2	—	(0.2)
Proceeds from sale of assets	(1.0)	0.9	3.2	—	3.1
Intercompany investing activities (1)	713.3	—	(231.6)	(481.7)	—
Other investing activities, net	—	—	33.9	(34.5)	(0.6)
Net cash provided by (used in) investing activities	707.3	(93.1)	(270.7)	(516.2)	(172.7)
Cash flows from financing activities
Repayments of debt	(1,317.4)	(7.8)	(72.6)	—	(1,397.8)
Proceeds from issuance of debt	1,188.7	—	274.1	—	1,462.8
Purchase of noncontrolling interest	—	—	(1.2)	—	(1.2)
Distributions to noncontrolling interest	—	—	(0.3)	—	(0.3)
Intercompany financing activities (1)	—	(545.5)	(172.8)	718.3	—
Share repurchases	(50.8)	—	—	—	(50.8)
Dividends paid	(25.8)	—	—	—	(25.8)
Other financing activities, net	0.6	—	(1.9)	—	(1.3)
Net cash provided by (used in) financing activities	(204.7)	(553.3)	25.3	718.3	(14.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	(37.5)	—	(37.5)
Net increase (decrease) in cash and cash equivalents	(7.4)	1.2	(5.5)	—	(11.7)
Cash and cash equivalents, beginning of period	99.0	1.9	377.3	—	478.2
Cash and cash equivalents, end of period	$91.6	$3.1	$371.8	$—	$466.5

(1)	Intercompany investing and financing activities include cash pooling activity between Terex Corporation and Wholly-Owned Guarantors.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2014
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(113.4)	$901.9	$35.2	$(413.0)	$410.7
Cash flows from investing activities
Capital expenditures	(4.4)	(31.8)	(45.3)	—	(81.5)
Acquisition of business, net of cash acquired	—	—	(7.4)	—	(7.4)
Other investments	(20.0)	—	—	—	(20.0)
Proceeds from disposition of discontinued operations	31.3	—	130.9	—	162.2
Proceeds from sale of assets	25.0	12.1	6.2	—	43.3
Intercompany investing activities (1)	363.5	—	—	(363.5)	—
Other investing activities, net	—	—	(1.6)	—	(1.6)
Net cash provided by (used in) investing activities	395.4	(19.7)	82.8	(363.5)	95.0
Cash flows from financing activities
Repayments of debt	(1,018.8)	(3.2)	(779.8)	—	(1,801.8)
Proceeds from issuance of debt	1,011.0	7.2	666.0	—	1,684.2
Purchase of noncontrolling interest	—	—	(80.3)	—	(80.3)
Intercompany financing activities (1)	—	(888.2)	111.7	776.5	—
Share repurchases	(171.2)	—	—	—	(171.2)
Dividends paid	(21.8)	—	—	—	(21.8)
Other financing activities, net	1.5	—	(7.3)	—	(5.8)
Net cash provided by (used in) financing activities	(199.3)	(884.2)	(89.7)	776.5	(396.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(38.9)	—	(38.9)
Net increase (decrease) in cash and cash equivalents	82.7	(2.0)	(10.6)	—	70.1
Cash and cash equivalents, beginning of period	16.3	3.9	387.9	—	408.1
Cash and cash equivalents, end of period	$99.0	$1.9	$377.3	$—	$478.2

(1)	Intercompany investing and financing activities include cash pooling activity between Terex Corporation and Wholly-Owned Guarantors.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2013
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(244.1)	$574.1	$33.5	$(175.0)	$188.5
Cash flows from investing activities
Capital expenditures	(9.4)	(23.9)	(49.5)	—	(82.8)
Proceeds from disposition of discontinued operations	(2.8)	—	3.5	—	0.7
Proceeds from sale of assets	4.4	35.1	6.6	—	46.1
Intercompany investing activities (1)	253.1	(18.7)	(0.6)	(233.8)	—
Other investing activities, net	—	—	(1.4)	—	(1.4)
Net cash provided by (used in) investing activities	245.3	(7.5)	(41.4)	(233.8)	(37.4)
Cash flows from financing activities
Repayments of debt	(54.0)	(0.1)	(517.7)	—	(571.8)
Proceeds from issuance of debt	61.8	3.8	359.6	—	425.2
Purchase of noncontrolling interest	—	—	(228.1)	—	(228.1)
Distributions to noncontrolling interest	—	—	(18.5)	—	(18.5)
Intercompany financing activities (1)	—	(566.8)	158.0	408.8	—
Share repurchases	(31.4)	—	—	—	(31.4)
Dividends paid	(5.5)	—	—	—	(5.5)
Other financing activities, net	4.6	—	5.4	—	10.0
Net cash provided by (used in) financing activities	(24.5)	(563.1)	(241.3)	408.8	(420.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.9)	—	(0.9)
Net increase (decrease) in cash and cash equivalents	(23.3)	3.5	(250.1)	—	(269.9)
Cash and cash equivalents, beginning of period	39.6	0.4	638.0	—	678.0
Cash and cash equivalents, end of period	$16.3	$3.9	$387.9	$—	$408.1

(1)	Intercompany investing and financing activities include cash pooling activity between Terex Corporation and Wholly-Owned Guarantors.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Amounts in millions)

		Additions
	Balance Beginning of Year	Charges to Earnings	Other (1)	Deductions (2)	Balance End of Year
Year ended December 31, 2015
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$30.5	$5.4	$(0.6)	$(5.7)	$29.6
Allowance for doubtful accounts - Non-current	28.8	4.4	(3.4)	(2.4)	27.4
Reserve for inventory	116.3	16.2	(10.0)	(13.4)	109.1
Valuation allowances for deferred tax assets	229.1	12.6	(16.6)	—	225.1
Totals	$404.7	$38.6	$(30.6)	$(21.5)	$391.2
Year ended December 31, 2014
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$47.6	$1.8	$(3.8)	$(15.1)	$30.5
Allowance for doubtful accounts - Non-current	29.3	1.5	(1.8)	(0.2)	28.8
Reserve for inventory	132.5	13.0	(16.7)	(12.5)	116.3
Valuation allowances for deferred tax assets	181.8	25.7	21.6	—	229.1
Totals	$391.2	$42.0	$(0.7)	$(27.8)	$404.7
Year ended December 31, 2013
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$38.5	$7.1	$5.6	$(3.6)	$47.6
Allowance for doubtful accounts - Non-current	29.3	0.4	0.6	(1.0)	29.3
Reserve for inventory	131.9	37.6	(0.3)	(36.7)	132.5
Valuation allowances for deferred tax assets	172.2	5.8	3.8	—	181.8
Totals	$371.9	$50.9	$9.7	$(41.3)	$391.2

(1)
Primarily represents the impact of foreign currency exchange, purchase accounting adjustments for deferred tax assets, business divestitures and other amounts recorded to accumulated other comprehensive income (loss).

(2)	Primarily represents the utilization of established reserves, net of recoveries.