Form 10-Q
period 2016-03-31
TEREX CORP
filed 2016-04-27
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

F O R M   10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of outstanding shares of common stock: 109.2 million as of April 25, 2016.

The Exhibit Index begins on page 56.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of March 31, 2016 unless specifically noted otherwise, and includes financial information with respect to the subsidiaries of the Company listed below (all of which are 100%-owned) which were guarantors on March 31, 2016 (the “Guarantors”) of the Company’s 6% Senior Notes Due 2021 (the “6% Notes”) and its 6-1/2% Senior Notes Due 2020 (the “6-1/2% Notes”).  See Note Q – “Consolidating Financial Statements” to the Company’s March 31, 2016 Condensed Consolidated Financial Statements included in this Quarterly Report. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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

•
the effect of the announcement and pendency of the merger with Konecranes Plc (“Konecranes”) and the non-binding proposal from Zoomlion Heavy Industry Science and Technology Co. on our customers, employees, suppliers, vendors, distributors, dealers, retailers, operating results and business generally, and the diversion of management’s time and attention;

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
TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2016	2015
Net sales	$1,426.9	$1,495.6
Cost of goods sold	(1,203.4)	(1,219.0)
Gross profit	223.5	276.6
Selling, general and administrative expenses	(265.2)	(232.4)
Income (loss) from operations	(41.7)	44.2
Other income (expense)
Interest income	1.3	1.0
Interest expense	(25.2)	(29.5)
Other income (expense) – net	(3.8)	(5.6)
Income (loss) from continuing operations before income taxes	(69.4)	10.1
(Provision for) benefit from income taxes	(5.0)	(11.6)
Income (loss) from continuing operations	(74.4)	(1.5)
Gain (loss) on disposition of discontinued operations – net of tax	3.4	3.1
Net income (loss)	(71.0)	1.6
Net loss (income) attributable to noncontrolling interest	0.2	(0.6)
Net income (loss) attributable to Terex Corporation	$(70.8)	$1.0
Amounts attributable to Terex Corporation common stockholders:
Income (loss) from continuing operations	$(74.2)	$(2.1)
Gain (loss) on disposition of discontinued operations – net of tax	3.4	3.1
Net income (loss) attributable to Terex Corporation	$(70.8)	$1.0
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$(0.68)	$(0.02)
Gain (loss) on disposition of discontinued operations – net of tax	0.03	0.03
Net income (loss) attributable to Terex Corporation	$(0.65)	$0.01
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$(0.68)	$(0.02)
Gain (loss) on disposition of discontinued operations – net of tax	0.03	0.03
Net income (loss) attributable to Terex Corporation	$(0.65)	$0.01
Weighted average number of shares outstanding in per share calculation
Basic	108.8	106.3
Diluted	108.8	106.3
Comprehensive income (loss)	$(12.6)	$(198.2)
Comprehensive loss (income) attributable to noncontrolling interest	0.1	(0.6)
Comprehensive income (loss) attributable to Terex Corporation	$(12.5)	$(198.8)

Dividends declared per common share	$0.07	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$323.6	$466.5
Trade receivables (net of allowance of $24.9 and $29.6 at March 31, 2016 and December 31, 2015, respectively)	1,018.6	939.2
Inventories	1,554.3	1,445.7
Prepaid assets	256.9	221.4
Other current assets	6.8	67.4
Total current assets	3,160.2	3,140.2
Non-current assets
Property, plant and equipment – net	689.1	675.8
Goodwill	1,062.6	1,023.2
Intangible assets – net	255.3	249.5
Other assets	570.3	527.3
Total assets	$5,737.5	$5,616.0

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$162.0	$80.2
Trade accounts payable	751.9	737.7
Accrued compensation and benefits	217.5	188.2
Accrued warranties and product liability	73.0	68.3
Customer advances	162.5	142.7
Other current liabilities	267.7	241.5
Total current liabilities	1,634.6	1,458.6
Non-current liabilities
Long-term debt, less current portion	1,668.9	1,729.9
Retirement plans	387.5	375.7
Other non-current liabilities	157.3	139.8
Total liabilities	3,848.3	3,704.0
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 129.5 and 128.8 shares at March 31, 2016 and December 31, 2015, respectively	1.3	1.3
Additional paid-in capital	1,269.9	1,273.3
Retained earnings	2,026.1	2,104.6
Accumulated other comprehensive income (loss)	(591.2)	(649.6)
Less cost of shares of common stock in treasury – 21.0 and 21.1 shares at March 31, 2016 and December 31, 2015, respectively	(851.0)	(852.2)
Total Terex Corporation stockholders’ equity	1,855.1	1,877.4
Noncontrolling interest	34.1	34.6
Total stockholders’ equity	1,889.2	1,912.0
Total liabilities and stockholders’ equity	$5,737.5	$5,616.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income (loss)	$(71.0)	$1.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29.9	32.9
Deferred taxes	(4.5)	(1.8)
Stock-based compensation expense	8.7	10.5
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(57.7)	(101.4)
Inventories	(93.3)	(132.7)
Trade accounts payable	4.2	49.8
Customer advances	16.6	36.6
Other assets and liabilities	40.4	(19.9)
Other operating activities, net	(2.5)	13.7
Net cash provided by (used in) operating activities	(129.2)	(110.7)
Investing Activities
Capital expenditures	(22.2)	(26.2)
Acquisitions, net of cash acquired	(3.2)	(22.1)
Other investing activities, net	(0.5)	(2.0)
Net cash provided by (used in) investing activities	(25.9)	(50.3)
Financing Activities
Repayments of debt	(166.1)	(126.3)
Proceeds from issuance of debt	177.0	237.4
Share repurchases	—	(40.2)
Dividends paid	(7.6)	(6.4)
Other financing activities, net	(0.6)	—
Net cash provided by (used in) financing activities	2.7	64.5
Effect of Exchange Rate Changes on Cash and Cash Equivalents	9.5	(30.4)
Net Increase (Decrease) in Cash and Cash Equivalents	(142.9)	(126.9)
Cash and Cash Equivalents at Beginning of Period	466.5	478.2
Cash and Cash Equivalents at End of Period	$323.6	$351.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

NOTE A – BUSINESS COMBINATION AGREEMENT AND PLAN OF MERGER

On August 10, 2015, Terex Corporation ("Terex" or the "Company") entered into a Business Combination Agreement and Plan of Merger (the "BCA") with Konecranes Plc, a Finnish public company limited by shares ("Konecranes"), Konecranes, Inc., a Texas corporation and an indirect wholly owned subsidiary of Konecranes, Konecranes Acquisition Company LLC, a Delaware limited liability company and a newly formed, wholly owned subsidiary of Konecranes, Inc. ("Merger Sub"). The combined company that would result from the transaction will be called Konecranes Terex Plc (“Konecranes Terex”) and will be incorporated in Finland.
Pursuant to the BCA, Terex shareholders will receive 0.8 of a Konecranes Terex American Depositary Share, or ADS, for each existing Terex share ("Exchange Ratio"). Each ADS will represent one Konecranes Terex ordinary share. Equivalent terms will apply to instruments granted prior to the merger date under Terex's long-term incentive plans. Upon completion of the merger, Terex shareholders would own approximately 60% and Konecranes shareholders would own approximately 40% of the combined company. In the proposed transaction, Merger Sub merges with and into Terex, with Terex surviving as an indirect wholly-owned subsidiary of Konecranes (the “Merger”) and Terex shareholders, option holders and other equity right holders receiving Konecranes Terex ADSs and options in accordance with the exchange ratios set forth above as merger consideration.
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
The transaction is subject to approval by both Terex and Konecranes shareholders, regulatory approvals, the listing of the Konecranes Terex ADSs on the New York Stock Exchange or another U.S. national securities exchange reasonably acceptable to Konecranes and Terex, no change in certain legal and tax assumptions, the absence of any material adverse effect occurring with respect to Konecranes or Terex, and other customary conditions. Terex and Konecranes expect to convene meetings of their shareholders to approve the transaction in mid-2016. Closing of the transaction is expected to occur in the latter part of the third quarter or fourth quarter of 2016, which is slightly later than originally planned due to some delays related to regulatory filings. Upon closing of the transaction, the combined company will have a Board of Directors comprising nine members, of which five directors will be nominated by Terex and four directors will be nominated by Konecranes. Konecranes' current Chairman of the Board will become Konecranes Terex's Chairman and the Terex Chief Executive Officer (“CEO”) will become Konecranes Terex's CEO.
The proposed merger transaction with Konecranes does not change the Company's assertion that the unremitted earnings of its foreign subsidiaries are indefinitely reinvested.
We have determined that while Konecranes will be the legal acquirer in the transaction, Terex will be the accounting acquirer and will account for the transaction using the acquisition method of accounting.
Business Combination Related Expenses
The Company has incurred transaction costs directly related to the BCA of $7.3 million for the three months ended March 31, 2016, which is recorded in Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

NOTE B – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2015 has been derived from and should be read in conjunction with the audited Consolidated Balance Sheet as of that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Condensed Consolidated Financial Statements include the accounts of Terex Corporation, its majority-owned subsidiaries and other controlled subsidiaries (“Terex” or the “Company”).  The Company consolidates all majority-owned and controlled subsidiaries, applies the equity method of accounting for investments in which the Company is able to exercise significant influence, and applies the cost method for all other investments.  All intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for fair presentation of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016.

Cash and cash equivalents at March 31, 2016 and December 31, 2015 include $27.2 million and $27.8 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Reclassifications. In conjunction with the adoption of new accounting standards, certain debt issuance costs for the three months ended March 31, 2015 as well as certain amounts as of December 31, 2015, have been reclassified to conform to the current year’s presentation.

Effective January 1, 2016, the Company reorganized the reportable segments to align with its new management reporting structure and business activities which resulted in the material handling business in its Construction segment being reassigned to its Materials Processing (“MP”) segment, certain non-operations related assets in the U.K. being reassigned from its Construction segment to Corporate and Other category, and parts of services North America business in its Cranes segment being reassigned into its Aerial Work Platforms (“AWP”) and Material Handling & Port Solutions (“MHPS”) segments. Historical results have been reclassified to give effect to these changes. See Note C - “Business Segment Information” and Note J - “Goodwill and Intangible Assets” for further information.

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

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to borrowings be presented in the balance sheet as a direct deduction from the carrying amount of the borrowing, consistent with debt discounts. The ASU does not affect the amount or timing of expenses for debt issuance costs. The Company adopted ASU 2015-03 as of January 1, 2016 on a retrospective basis, by recasting all prior periods shown to reflect the effect of adoption, the effect of which is not material.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”). ASU 2015-11 simplifies the subsequent measurement of inventory by using only the lower of cost or net realizable value. The ASU defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date will be the first quarter of fiscal year 2017 with early adoption permitted. ASU 2015-11 should be applied prospectively. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” (“ASU 2015-17”). The amendments in ASU 2015-17 eliminate the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet and instead require all deferred tax assets and liabilities to be classified as noncurrent. The Company adopted ASU 2015-17 as of January 1, 2016 on a prospective basis, which resulted in the reclassification of the Company’s current deferred tax assets and current deferred tax liabilities to non-current deferred tax assets or non-current deferred tax liabilities on its condensed consolidated balance sheet. No prior periods were retrospectively adjusted. The adoption did not have a material effect on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," (“ASU 2016-01”). The amendments in ASU 2016-01, among other things, require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost. The effective date will be the first quarter of fiscal year 2018. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for leases with lease terms greater than twelve months and disclose key information about leasing arrangements. The effective date will be the first quarter of fiscal year 2019, with early adoption permitted. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815),” (“ASU 2016-05”). ASU 2016-05 provides guidance clarifying that novation of a derivative contract (i.e. a change in counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815),” (“ASU 2016-06”). ASU 2016-06 simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by clarifying that an exercise contingency does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, “Investments-Equity Method and Joint Ventures (Topic 323),” (“ASU 2016-07”). ASU 2016-07 eliminates the retroactive adjustments to an investment qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. The effective date will be the first quarter of fiscal year 2017. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (“ASU 2016-08”). ASU 2016-08 further clarifies principal and agent relationships within ASU 2014-09. Similar to ASU 2014-09, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” (“ASU 2016-09”). ASU 2016-09 is intended to simplify several aspects of accounting for share-based payment awards. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing,” (“ASU 2016-10”).  The amendments in ASU 2016-10 are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services in contracts with customers and to improve the operability and understandability of licensing implementation guidance related to the entity's intellectual property.  Similar to ASU 2014-09, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017.  The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Three Months Ended
March 31, 2016
Balance at beginning of period	$74.2
Accruals for warranties issued during the period	25.7
Changes in estimates	(2.0)
Settlements during the period	(19.5)
Foreign exchange effect/other	1.7
Balance at end of period	$80.1

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

The MP segment designs, manufactures and markets materials processing equipment, including crushers, washing systems, screens, apron feeders, material handlers, wood processing, biomass and recycling equipment, and their related components and replacement parts. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries and for material handling applications.

The Construction segment designs, manufactures and markets compact construction and specialty equipment, as well as their related replacement parts and components. Customers use these products in construction and infrastructure projects, in building roads, bridges, residential and commercial buildings, and industrial sites.

The Company assists customers in their rental, leasing and acquisition of its products through Terex Financial Services (“TFS”). TFS uses its equipment financing experience to provide financing solutions to customers who purchase the Company’s equipment.

Subsequent to December 31, 2015, the Company reorganized the reportable segments to align with its new management reporting structure and business activities which resulted in the material handling business in its Construction segment being reassigned to its MP segment, certain non-operations related assets in the U.K. being reassigned from its Construction segment to Corporate and Other category, and parts of services North America business in its Cranes segment being reassigned into its AWP and MHPS segments. Historical results have been reclassified to give effect to these changes.

Business segment information is presented below (in millions):

	Three Months Ended March 31,
	2016	2015
Net Sales
AWP	$520.7	$517.5
Cranes	307.3	353.3
MHPS	317.7	344.3
MP	177.3	181.1
Construction	142.5	122.2
Corporate and Other / Eliminations	(38.6)	(22.8)
Total	$1,426.9	$1,495.6
Income (loss) from Operations
AWP	$38.1	$44.6
Cranes	(16.6)	2.4
MHPS	(61.8)	(4.4)
MP	10.1	9.3
Construction	1.3	(3.6)
Corporate and Other / Eliminations	(12.8)	(4.1)
Total	$(41.7)	$44.2

	March 31, 2016	December 31, 2015
Identifiable Assets
AWP	$1,841.0	$1,701.2
Cranes	1,879.1	1,836.9
MHPS	2,508.1	2,475.9
MP	1,024.6	1,031.1
Construction	555.5	534.6
Corporate and Other / Eliminations	(2,070.8)	(1,963.7)
Total	$5,737.5	$5,616.0

NOTE D – INCOME TAXES

During the three months ended March 31, 2016, the Company recognized income tax expense of $5.0 million on a loss of $69.4 million, an effective tax rate of (7.2)% as compared to income tax expense of $11.6 million on income of $10.1 million, an effective tax rate of 114.9%, for the three months ended March 31, 2015.  The lower effective tax rate for the three months ended March 31, 2016 was primarily due to a decrease in losses not benefited as a percentage of income (loss) before income taxes.

NOTE E –DISCONTINUED OPERATIONS

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (in millions):

	Three Months Ended
	March 31,
	2016	2015
Gain (loss) on disposition of discontinued operations	$4.5	$3.6
(Provision for) benefit from income taxes	(1.1)	(0.5)
Gain (loss) on disposition of discontinued operations – net of tax	$3.4	$3.1

During the three months ended March 31, 2016 and 2015 the Company recorded gains of $3.0 million and $2.8 million, respectively, net of tax, related to the sale of its Atlas heavy construction equipment and knuckle-boom cranes businesses based on contractually obligated earnings based payments from the purchaser. During the three months ended March 31, 2016 the Company recorded a gain of $0.5 million, net of tax, related to the sale of its truck business.

NOTE F – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended March 31,
	2016	2015
Income (loss) from continuing operations attributable to Terex Corporation common stockholders	$(74.2)	$(2.1)
Income (loss) from discontinued operations–net of tax	—	—
Gain (loss) on disposition of discontinued operations–net of tax	3.4	3.1
Net income (loss) attributable to Terex Corporation	$(70.8)	$1.0
Basic shares:
Weighted average shares outstanding	108.8	106.3
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$(0.68)	$(0.02)
Income (loss) from discontinued operations–net of tax	—	—
Gain (loss) on disposition of discontinued operations–net of tax	0.03	0.03
Net income (loss) attributable to Terex Corporation	$(0.65)	$0.01
Diluted shares:
Weighted average shares outstanding - basic	108.8	106.3
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	—	—
Diluted weighted average shares outstanding	108.8	106.3
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$(0.68)	$(0.02)
Income (loss) from discontinued operations–net of tax	—	—
Gain (loss) on disposition of discontinued operations–net of tax	0.03	0.03
Net income (loss) attributable to Terex Corporation	$(0.65)	$0.01

The following table provides information to reconcile amounts reported on the Condensed Consolidated Statement of Comprehensive Income to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions):
Reconciliation of Amounts Attributable to Common Stockholders

	Three Months Ended March 31,
	2016	2015
Income (loss) from continuing operations	$(74.4)	$(1.5)
Net loss (income) attributable to noncontrolling interest	0.2	(0.6)
Income (loss) from continuing operations attributable to common stockholders	$(74.2)	$(2.1)

Weighted average options to purchase 0.1 million of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during the three months ended March 31, 2016 and 2015, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 2.5 million and 2.4 million were outstanding during the three months ended March 31, 2016 and 2015, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance. ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

In connection with settlement of the 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”) the Company issued 3.4 million shares of common stock in June 2015. See Note M – “Long-Term Obligations.” The number of shares that were contingently issuable for the 4% Convertible Notes during the three months ended March 31, 2015 was 3.1 million, but was not included in the computation of diluted shares because the effect would have been anti-dilutive.

NOTE G – FINANCE RECEIVABLES

TFS leases equipment and provides financing to customers for the purchase and use of Terex equipment. In the normal course of business, TFS assesses credit risk, establishes structure and pricing of financing transactions, documents the finance receivable, records and funds the transactions. TFS bills and collects cash from the end customer.

TFS primarily conducts on-book business in the U.S., with limited business in China, the United Kingdom, and Germany. TFS does business with various types of customers consisting of rental houses, end user customers, and Terex equipment dealers.

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

Finance receivables, net consisted of the following (in millions):

	March 31, 2016	December 31, 2015
Commercial loans	$335.9	$331.4
Sales-type leases	22.6	21.9
Total finance receivables, gross	358.5	353.3
Allowance for credit losses	(7.5)	(7.3)
Total finance receivables, net	$351.0	$346.0

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

The following table presents an analysis of the allowance for credit losses:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$6.5	$0.8	$7.3	$1.9	$1.1	$3.0
Provision for credit losses	(0.1)	0.3	0.2	0.7	0.1	0.8
Charge offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Balance, end of period	$6.4	$1.1	$7.5	$2.6	$1.2	$3.8

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

The following tables present individually impaired finance receivables (in millions):

	March 31, 2016			December 31, 2015
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Recorded investment	$1.3	$2.1	$3.4	$1.9	$1.8	$3.7
Related allowance	1.3	0.5	1.8	1.9	0.5	2.4
Average recorded investment	1.6	1.9	3.5	1.0	2.5	3.5

The average recorded investment for impaired finance receivables was $1.5 million for sales-type leases at March 31, 2015, which was fully reserved. There were no impaired commercial loans at March 31, 2015.

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in millions):

	March 31, 2016			December 31, 2015
Allowance for credit losses, ending balance:	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Individually evaluated for impairment	$1.3	$0.5	$1.8	$1.9	$0.5	$2.4
Collectively evaluated for impairment	5.1	0.6	5.7	4.6	0.3	4.9
Total allowance for credit losses	$6.4	$1.1	$7.5	$6.5	$0.8	$7.3

Finance receivables, ending balance:
Individually evaluated for impairment	$1.3	$2.1	$3.4	$1.9	$1.8	$3.7
Collectively evaluated for impairment	334.6	20.5	355.1	329.5	20.1	349.6
Total finance receivables	$335.9	$22.6	$358.5	$331.4	$21.9	$353.3

Accounts are considered delinquent when the billed periodic payments of the finance receivables exceed 30 days past the due date.

The following table presents analysis of aging of recorded investment in finance receivables (in millions):

	March 31, 2016
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$333.9	$1.4	$0.5	$0.1	$2.0	$335.9
Sales-type leases	22.3	0.3	—	—	0.3	22.6
Total finance receivables	$356.2	$1.7	$0.5	$0.1	$2.3	$358.5

	December 31, 2015
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$329.6	$0.8	$—	$1.0	$1.8	$331.4
Sales-type leases	20.2	0.5	—	1.2	1.7	21.9
Total finance receivables	$349.8	$1.3	$—	$2.2	$3.5	$353.3

At March 31, 2016 and December 31, 2015, $0.1 million and $1.0 million respectively, of commercial loans were 90 days or more past due. Commercial loans in the amount of $8.4 million and $4.8 million were on non-accrual status as of March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016 there were no sales-type lease receivables which were 90 days or more past due. At December 31, 2015 there were $1.2 million of sales-type lease receivables which were 90 days or more past due. Sales-type leases in the amount of $1.9 million and $1.3 million were on non-accrual status as of March 31, 2016 and December 31, 2015, respectively.

Credit Quality Information

Credit quality is reviewed on a monthly basis based on customers’ payment status. In addition to the delinquency status, any information received regarding a customer (such as bankruptcy filings, etc.) will also be considered to determine the credit quality of the customer. Collateral asset values are also monitored regularly to determine the potential loss exposures on any given transaction.

The Company uses the following internal credit quality indicators, based on an internal risk rating system, using certain external credit data, listed from the lowest level of risk to highest level of risk. The internal rating system considers factors affecting specific borrowers’ ability to repay.

Finance receivables by risk rating (in millions):

Rating	March 31, 2016	December 31, 2015
Superior	$24.8	$21.5
Above Average	170.5	159.4
Average	121.8	117.9
Below Average	29.7	44.2
Sub Standard	11.7	10.3
Total	$358.5	$353.3

NOTE H – INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2016	December 31, 2015
Finished equipment	$542.4	$455.2
Replacement parts	199.4	184.8
Work-in-process	445.3	431.2
Raw materials and supplies	367.2	374.5
Inventories	$1,554.3	$1,445.7

Reserves for lower of cost or market value, excess and obsolete inventory were $125.8 million and $109.1 million at March 31, 2016 and December 31, 2015, respectively.

NOTE I – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	March 31, 2016	December 31, 2015
Property	$98.8	$95.0
Plant	366.4	356.3
Equipment	756.0	736.7
Property, plant and equipment – gross	1,221.2	1,188.0
Less: Accumulated depreciation	(532.1)	(512.2)
Property, plant and equipment – net	$689.1	$675.8

NOTE J – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	Cranes	MHPS	MP	Construction	Total
Balance at December 31, 2015, gross	$137.7	$183.1	$577.1	$204.3	$132.8	$1,235.0
Accumulated impairment	(38.6)	(4.2)	(13.0)	(23.2)	(132.8)	(211.8)
Balance at December 31, 2015, net (1)	99.1	178.9	564.1	181.1	—	1,023.2
Foreign exchange effect and other	0.3	6.1	34.5	(1.5)	—	39.4
Balance at March 31, 2016, gross	138.0	189.2	611.6	202.8	132.8	1,274.4
Accumulated impairment	(38.6)	(4.2)	(13.0)	(23.2)	(132.8)	(211.8)
Balance at March 31, 2016, net	$99.4	$185.0	$598.6	$179.6	$—	$1,062.6

(1) Includes a $17.9 million reclassification of goodwill from Cranes to MHPS, and a$0.9 million reclassification of goodwill from Cranes to AWP as a result of segment realignments. See Note C - Business Segment Information.

Intangible assets, net were comprised of the following as of March 31, 2016 and December 31, 2015 (in millions):

		March 31, 2016			December 31, 2015
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	5	$56.2	$(44.6)	$11.6	$53.6	$(41.0)	$12.6
Customer Relationships	16	237.3	(92.8)	144.5	224.5	(85.1)	139.4
Land Use Rights	56	17.5	(2.3)	15.2	17.2	(2.1)	15.1
Other	7	46.6	(39.9)	6.7	48.1	(39.5)	8.6
Total definite-lived intangible assets		$357.6	$(179.6)	$178.0	$343.4	$(167.7)	$175.7

Indefinite-lived intangible assets:
Tradenames		$77.3			$73.8
Total indefinite-lived intangible assets		$77.3			$73.8

	Three Months Ended March 31,
(in millions)	2016	2015
Aggregate Amortization Expense	$5.8	$6.3

Estimated aggregate intangible asset amortization expense (in millions) for each of the five years below is:

2016	$22.5
2017	$18.8
2018	$14.5
2019	$14.0
2020	$13.4

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

The Company has used and may use forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions.  Primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar.  The effective portion of unrealized gains and losses associated with forward contracts and intrinsic value of option contracts are deferred as a component of Accumulated other comprehensive income (“AOCI”) until the underlying hedged transactions are reported in the Company’s Condensed Consolidated Statement of Comprehensive Income.  The Company has used and may use interest rate swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt and changes in the fair value of fixed rate debt.  Primary exposure includes movements in the London Interbank Offer Rate (“LIBOR”) and Commercial Paper rates. The change in fair value of derivatives designated as cash flow hedges are deferred in AOCI and are recognized in earnings as hedged transactions occur.  Changes in fair value associated with contracts deemed ineffective are recognized in earnings immediately.

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

The Company is party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At March 31, 2016, the Company had $231.1 million notional amount of currency exchange forward contracts outstanding that were initially designated as hedge contracts, most of which mature on or before March 31, 2017.  The fair market value of these contracts at March 31, 2016 was a net loss of $0.5 million.  At March 31, 2016, $214.3 million notional amount ($0.8 million of fair value loss) of these forward contracts have been designated as, and are effective as, cash flow hedges of forecasted and specifically identified transactions.  During 2016 and 2015, the Company recorded the change in fair value for these cash flow hedges to AOCI and reclassified to earnings a portion of the deferred gain or loss from AOCI as the hedged transactions occurred and were recognized in earnings.

The Company records foreign exchange contracts at fair value on a recurring basis.  The foreign exchange contracts designated as hedging instruments are categorized under Level 2 of the ASC 820 hierarchy and are recorded at March 31, 2016 and December 31, 2015 as a net liability of $0.5 million and net asset of $2.8 million, respectively.  See Note B – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. Fair values of these foreign exchange forward contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities.

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

The Company enters into certain interest rate swap agreements to offset the variability of cash flows due to changes in the floating rate of borrowings under its Securitization Facility. See Note M – “Long-Term Obligations,” for additional information on the Securitization Facility. The interest rate swaps are designated as cash flow hedges of the changes in the cash flows of interest rate payments on debt associated with changes in floating interest rates. Changes in the fair value of these derivative financial instruments are recognized as gains or losses in Cost of goods sold in the Condensed Consolidated Statement of Comprehensive Income. The Company records these contracts at fair value on a recurring basis.  At March 31, 2016, the Company had $126.4 million notional amount of interest rate swap contracts outstanding that were initially designated as hedge contracts and scheduled to mature in November, 2022. Because we have reached an understanding to repay all outstanding amounts borrowed under the Securitization Facility in 2016, we also intend to terminate the outstanding interest rate swap contracts in 2016. The interest rate swap contracts designated as hedging instruments are categorized under Level 2 of the ASC 820 hierarchy and are recorded at March 31, 2016 and December 31, 2015 as a net liability of $0.9 million and as a net asset of $0.2 million, respectively. The fair value of these contracts is derived using quoted interest rate swap prices at the reporting date based on their maturities.

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	March 31, 2016	December 31, 2015
Foreign exchange contracts	Other current assets	$4.6	$4.0
Interest rate swap	Other assets	—	0.9
Total asset derivatives		4.6	4.9
Liability Derivatives
Foreign exchange contracts	Other current liabilities	(5.1)	(1.2)
Interest rate swap	Other current liabilities	(0.9)	(0.7)
Total liability derivatives		(6.0)	(1.9)
Total Derivatives		$(1.4)	$3.0

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	March 31, 2016	December 31, 2015
Foreign exchange contracts	Other current assets	$0.3	$0.5
Debt conversion feature	Other assets	0.9	1.1
Total asset derivatives		1.2	1.6
Liability Derivatives
Foreign exchange contracts	Other current liabilities	(2.4)	(0.3)
Total liability derivatives		(2.4)	(0.3)
Total Derivatives		$(1.2)	$1.3

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income and AOCI (in millions):

Gain (Loss) Recognized in AOCI on Derivatives:	Three Months Ended March 31,
Cash Flow Derivatives	2016	2015
Foreign exchange contracts	$(3.1)	$0.3
Interest rate swap	(0.5)	—
Total	$(3.6)	$0.3
Gain (Loss) Reclassified from AOCI into Income (Effective):	Three Months Ended March 31,
Account	2016	2015
Cost of goods sold	$1.1	$2.4
Other income (expense) – net	—	(6.4)
Total	$1.1	$(4.0)
Gain (Loss) Recognized in Income on Derivatives (Ineffective):	Three Months Ended March 31,
Account	2016	2015
Cost of goods sold	$0.3	$—
Other income (expense) – net	$0.1	$6.9
Total	$0.4	$6.9

The following table provides the effect of derivative instruments that are not designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (in millions):

Gain (Loss) Recognized in Income on Derivatives not designated as hedges:	Three Months Ended March 31,
Account	2016	2015
Other income (expense) – net	$(2.5)	$(2.1)

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

Unrealized net gains (losses), net of tax, included in AOCI are as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$2.3	$(0.7)
Additional gains (losses) – net	(2.4)	(2.8)
Amounts reclassified to earnings	(1.2)	3.1
Balance at end of period	$(1.3)	$(0.4)

Within the unrealized net gains (losses) included in AOCI as of March 31, 2016, it is estimated that $1.3 million of losses are expected to be reclassified into earnings in the next twelve months.

NOTE L – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions. From time to time the Company may initiate certain restructuring programs to better utilize its workforce and optimize facility utilization to match the demand for its products.

Restructuring

During the third quarter of 2015, the Company established a restructuring program in the MP segment to close one of its manufacturing facilities in the U.S., consolidate production with other U.S. sites and exit the hand-fed chipper line of products. By consolidating operations, the Company will optimize use of resources, eliminate areas of duplication and operate more efficiently and effectively. The program cost $0.9 million, resulted in the reduction of 38 team members and was completed in 2015.

During the third quarter of 2015, the Company established a restructuring program across multiple operating segments to centralize transaction processing and accounting functions into shared service centers. The program cost $0.9 million, resulted in the reduction of 69 team members and was completed in 2016. The segment breakdown of this program cost is as follows: Cranes ($0.8 million) and MP ($0.1 million).

During the first quarter of 2016, the Company established a restructuring program in the MHPS segment to streamline sales and service by closing small branch locations and transferring the activity at those branches to larger existing facilities. The program is expected to cost $2.8 million, result in the reduction of 37 team members and is expected to be completed in 2016.

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the three months ended March 31, 2016, the cumulative amount of expenses incurred since inception of the programs through March 31, 2016 and the total amount expected to be incurred (in millions):

	Amount incurred during the three months ended March 31, 2016	Cumulative amount incurred through March 31, 2016	Total amount expected to be incurred
Cranes	—	0.8	0.8
MHPS	2.8	2.8	2.8
MP	—	1.0	1.0
Total	$2.8	$4.6	$4.6

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the three months ended March 31, 2016, the cumulative amount of expenses incurred since inception of the programs and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred in the three months ended March 31, 2016	$2.8	$—	$—	$2.8
Cumulative amount incurred through March 31, 2016	$4.0	$0.1	$0.5	$4.6
Total amount expected to be incurred	$4.0	$0.1	$0.5	$4.6

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the three months ended March 31, 2016 (in millions):

	Employee Termination Costs	Facility Exit Costs	Total
Restructuring reserve at December 31, 2015	$26.4	$0.1	$26.5
Restructuring charges, net	2.8	—	2.8
Cash expenditures	(3.1)	—	(3.1)
Foreign exchange	1.2	—	1.2
Restructuring reserve at March 31, 2016	$27.3	$0.1	$27.4

Other

During the first quarter of 2016, the Company recorded approximately $22 million and $38 million as a component of Cost of goods sold and Selling, general and administrative expenses (“SG&A”), respectively, for severance charges for structural cost reduction actions across all segments and corporate functions. Approximately $19 million of the charges to Cost of goods sold and $28 million of the charges to SG&A, respectively, were recognized in our MHPS segment, primarily in Germany, to align cost structures with the current business environment. These actions are expected to be completed in 2016.

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

The 2014 Credit Agreement contains customary default provisions and has various non-financial covenants, both requiring the Company to refrain from taking certain future actions (as described above) and requiring the Company to take certain actions, such as keeping its corporate existence in good standing, maintaining insurance, and providing its bank lending group with financial information on a timely basis.

On May 29, 2015, the Company entered into an Incremental Assumption Agreement and Amendment No. 1 to the 2014 Credit Agreement which lowered the interest rate on the Company’s €200.0 million Euro denominated term loan from Euro Interbank Offered Rate (“EURIBOR”) plus 3.25% with a 0.75% EURIBOR floor to EURIBOR plus 2.75% with a 0.75% EURIBOR floor.

As of March 31, 2016 and December 31, 2015, the Company had $448.5 million and $439.2 million, respectively, in U.S. dollar and Euro denominated term loans outstanding under its 2014 Credit Agreement. The weighted average interest rate on the term loans at March 31, 2016 and December 31, 2015 was 3.50%. The Company had $82.0 million in U.S. dollar denominated revolving credit amounts outstanding as of March 31, 2016. The Company had no outstanding U.S. dollar and Euro denominated revolving credit amounts at December 31, 2015. The weighted average interest rate on the revolving credit amounts at March 31, 2016 was 3.24%.

The 2014 Credit Agreement incorporates facilities for issuance of letters of credit up to $400 million.  Letters of credit issued under the 2014 Credit Agreement letter of credit facility decrease availability under the $600 million revolving line of credit.  As of March 31, 2016 and December 31, 2015, the Company had no letters of credit issued under the 2014 Credit Agreement.  The 2014 Credit Agreement also permits the Company to have additional letter of credit facilities up to $300 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit. The Company had letters of credit issued under the additional letter of credit facilities of the 2014 Credit Agreement that totaled $38.3 million and $21.2 million as of March 31, 2016 and December 31, 2015, respectively.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2014 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $178.3 million and $189.7 million as of March 31, 2016 and December 31, 2015, respectively.

In total, as of March 31, 2016 and December 31, 2015, the Company had letters of credit outstanding of $216.6 million and $210.9 million, respectively. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

On June 1, 2015 the Company paid cash of $131.1 million (including accrued interest of $2.3 million) and issued 3.4 million shares of its $0.01 par value common stock to settle the 4% Convertible Notes.

2015 Securitization Facility

On May 28, 2015, the Company, through certain of its subsidiaries, entered into a Loan and Security Agreement (the “Securitization Facility”) with lenders party thereto. The borrower under the Securitization Facility is a bankruptcy remote subsidiary of the Company (the “Borrower”).

Under the Securitization Facility, the Borrower may, from time to time, request the conduit lenders thereunder to make loans to the Borrower. Such loans will be secured by and payable from collateral of the Borrower (primarily equipment loans and leases to Terex customers originated by TFS and transferred to the Borrower). Any such loan may be made by the conduit lender in its sole discretion and if not made by the conduit lender, shall be made by the committed lender under the Securitization Facility. The facility limit for such loans is $350 million. The scheduled termination date for the Securitization Facility is May 28, 2017, but it may be extended by agreement of the parties per the terms of the loan agreement. The Securitization Facility also contains customary representations, warranties and covenants.

On August 10, 2015, the Company entered into an Amendment and Agreement to the Securitization Facility with lenders party thereto. The principal change contained in the amendment is that the Merger will not constitute a change in control for purposes of the Securitization Facility and provided clarity regarding downgrade events after the closing of the Merger.

At March 31, 2016 and December 31, 2015, the Company had $128.3 million and $206.5 million in loans outstanding under the Securitization Facility, respectively. The weighted average interest rate on the Securitization Facility at March 31, 2016 and December 31, 2015 was 1.73% and 1.46%. Interest expense on loans outstanding under this facility is recorded to Cost of goods sold in the Condensed Consolidated Statement of Comprehensive Income. The Company is party to certain derivative interest rate swap agreements entered into to hedge its exposure to variable interest rates related to the Securitization Facility. The effective interest rate on the Securitization Facility when combined with the interest rate swap agreements was 2.44% and 2.13% at March 31, 2016 and December 31, 2015, respectively. For further information on the interest rate swap agreements see Note K – “Derivative Financial Instruments.”

During the first three months of 2016, we elected to prepay approximately $81 million of loans outstanding under this facility. We have reached an understanding to repay the remaining loan balance and terminate this facility in 2016 as the facility was not providing the Company with the flexibility needed for its portfolio of assets.

Commitment Letter

On August 10, 2015, in connection with the Merger, the Company and Konecranes entered into a Commitment Letter (the "Commitment Letter") with Credit Suisse Securities (USA) LLC ("CS Securities") and Credit Suisse AG ("CS" and, together with CS Securities and their respective affiliates, "Credit Suisse") in which Credit Suisse committed to provide the Company and Konecranes with financing. This financing will be provided by a number of financial institutions and will include senior secured credit facilities in an aggregate principal amount of up to $1.65 billion, consisting of (i) a senior secured term loan facility in an aggregate principal amount of $900.0 million (such aggregate principal amount to be allocated between a U.S. dollar-denominated term loan facility to be made to the Company and a Euro-denominated term loan facility in an aggregate principal amount of up to €500.0 million to be made to Konecranes or one of its subsidiaries and (ii) two senior secured revolving credit facilities in an aggregate principal amount of up to $700.0 million. In connection with the Commitment Letter, the Company incurred fees of $4.4 million on the unused commitment for the three months ended March 31, 2016 which are included with transaction costs directly related to the BCA and are recorded in Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

Fair Value of Debt

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of March 31, 2016, as follows (in millions, except for quotes):

	Book Value	Quote	FV
6% Notes	$850.0	$0.97500	$829
6-1/2% Notes	$300.0	$0.97500	$293
2014 Credit Agreement Term Loan (net of discount) – USD	$225.0	$0.98000	$221
2014 Credit Agreement Term Loan (net of discount) – EUR	$223.5	$0.99250	$222

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

	Three Months Ended March 31,
	2016			2015
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$0.3	$1.5	$—	$0.3	$1.6	$—
Interest cost	1.8	3.1	0.1	1.8	3.2	0.1
Expected return on plan assets	(2.1)	(1.7)	—	(2.5)	(2.0)	—
Amortization of actuarial loss	1.0	1.4	—	1.0	1.9	—
Net periodic cost	$1.0	$4.3	$0.1	$0.6	$4.7	$0.1

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

•
On August 21, 2015, a purported Terex stockholder, Bernard Stern, filed a class action complaint challenging the Merger in the Delaware Chancery Court, and on August 26, 2015, a purported Terex stockholder, Joseph Weinstock, filed a class action complaint challenging the Merger in the Delaware Chancery Court. The complaints name as defendants Terex Corporation, Konecranes Plc, Konecranes, Inc., Konecranes Acquisition Company LLC and the members of the Board of Directors of Terex. On March 22, 2016, the plaintiff in the Stern action filed a notice of voluntary dismissal without prejudice of his action, which was approved by the Court.

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

The lawsuit concerning the Merger seeks, among other relief, an order enjoining or rescinding the Merger and an award of attorneys’ fees and costs on the grounds that the Company’s Board of Directors breached their fiduciary duty in connection with entering into the business combination agreement and approving the Merger. The complaint further alleges that Terex Corporation, Konecranes Plc, Konecranes, Inc. and Konecranes Acquisition Company LLC aided and abetted the alleged breaches of fiduciary duties by the Company’s Board of Directors. It is possible that this complaint will be further amended to make additional claims and/or that additional lawsuits making similar or additional claims relating to the Merger will be brought, including a refiling of the lawsuit that was voluntarily dismissed.

The Company believes that the allegations in the suits are without merit, and Terex, its directors and the named executives will continue to vigorously defend against them. The Company believes that it has acted, and continues to act, in compliance with federal securities laws and Delaware law with respect to these matters. Accordingly, the Company has filed motions to dismiss the securities lawsuit. The plaintiff in the stockholder derivative lawsuit has agreed with the Company to put this lawsuit on hold pending the outcome of the motion to dismiss in connection with the securities lawsuit. The lawsuit pertaining to the Merger is at a very early stage and by agreement with the plaintiff, the time for defendants to respond has not come due.

Other

The Company is involved in various other legal proceedings which have arisen in the normal course of its operations.  The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

Credit Guarantees

Customers of the Company from time to time may fund the acquisition of the Company’s equipment through third-party finance companies.  In certain instances, the Company may provide a credit guarantee to the finance company, by which the Company agrees to make payments to the finance company should the customer default.  The maximum liability of the Company is generally limited to its customer’s remaining payments due to the finance company at the time of default.  In the event of customer default, the Company or the finance company is generally able to recover and dispose of the equipment at a minimum loss, if any, to the Company.

As of March 31, 2016 and December 31, 2015, the Company’s maximum exposure to such credit guarantees was $41.7 million and $39.8 million, respectively, including total guarantees issued by a German subsidiary, part of the Cranes segment, of $19.2 million and $19.0 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Buyback Guarantees

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of March 31, 2016 and December 31, 2015, the Company’s maximum exposure pursuant to buyback guarantees was $7.1 million and $6.9 million, respectively, including total guarantees issued by entities in the MHPS segment of $6.8 million and $6.6 million, respectively. The Company is generally able to mitigate some of the risk of these guarantees because maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $4 million and $3 million as of March 31, 2016 and December 31, 2015, respectively, for estimated fair value of all guarantees provided.

There can be no assurance that the Company’s historical experience in used equipment markets will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

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

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(71.0)	$1.6
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment (CTA), net of (provision for) benefit from taxes of $0.3 and $6.8, respectively	61.9	(211.6)
Derivative hedging adjustment, net of (provision for) benefit from taxes of $0.3 and $0.2, respectively	(3.6)	0.3
Debt and equity securities adjustment, net of (provision for) benefit from taxes of $0.0 and $0.0, respectively	(0.4)	(3.1)
Pension liability adjustment:
Amortization of actuarial (gain) loss, net of provision for (benefit from) taxes of $(0.5) and $(0.4), respectively	1.9	2.5
Foreign exchange and other effects, net of (provision for) benefit from taxes of $1.2 and $(2.4), respectively	(1.4)	12.1
Total pension liability adjustment	0.5	14.6
Other comprehensive income (loss)	58.4	(199.8)
Comprehensive income (loss)	(12.6)	(198.2)
Comprehensive loss (income) attributable to noncontrolling interest	0.1	(0.6)
Comprehensive income (loss) attributable to Terex Corporation	$(12.5)	$(198.8)

Changes in Accumulated Other Comprehensive Income
The table below presents changes in AOCI by component for the three months ended March 31, 2016 and 2015. All amounts are net of tax (in millions).

	Three months ended March 31, 2016					Three months ended March 31, 2015
	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(492.7)	$2.3	$(6.3)	$(152.9)	$(649.6)	$(245.5)	$(0.7)	$1.6	$(185.2)	$(429.8)
Other comprehensive income before reclassifications	61.9	(2.4)	(0.4)	(1.4)	57.7	(211.6)	(2.8)	(3.1)	12.1	(205.4)
Amounts reclassified from AOCI	—	(1.2)	—	1.9	0.7	—	3.1	—	2.5	5.6
Net other comprehensive Income (Loss)	61.9	(3.6)	(0.4)	0.5	58.4	(211.6)	0.3	(3.1)	14.6	(199.8)
Ending balance	$(430.8)	$(1.3)	$(6.7)	$(152.4)	$(591.2)	$(457.1)	$(0.4)	$(1.5)	$(170.6)	$(629.6)

Stock-Based Compensation

During the three months ended March 31, 2016, the Company granted 2.0 million shares of restricted stock to its employees with a weighted average grant date fair value of $23.88 per share.  Approximately 80% of these restricted stock awards vest ratably over a three year period and approximately 20% cliff vest at the end of a three year period.  Approximately 13% of the shares granted are based on performance targets containing a market condition and determined over a three year period. The Company used the Monte Carlo method to determine grant date fair value of $29.24 per share for the awards with a market condition granted on March 3, 2016.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

Grant date
March 3, 2016
Dividend yields	1.22%
Expected volatility	45.59%
Risk free interest rate	0.97%
Expected life (in years)	3

Share Repurchases and Dividends

In February 2015, the Company announced authorization by its Board of Directors for the repurchase of up to $200 million of the Company’s outstanding shares of common stock. During the three months ended March 31, 2016 the Company did not repurchase any shares under this program. In the first quarter of 2016, the Company’s Board of Directors declared a dividend of 0.07 per share, which was paid to its shareholders.

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2016
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$0.7	$684.7	$965.2	$(223.7)	$1,426.9
Cost of goods sold	(0.5)	(591.4)	(832.7)	221.2	(1,203.4)
Gross profit	0.2	93.3	132.5	(2.5)	223.5
Selling, general and administrative expenses	1.2	(72.9)	(196.0)	2.5	(265.2)
Income (loss) from operations	1.4	20.4	(63.5)	—	(41.7)
Interest income	24.2	17.2	0.8	(40.9)	1.3
Interest expense	(36.7)	(2.1)	(27.3)	40.9	(25.2)
Income (loss) from subsidiaries	(44.5)	7.8	(2.5)	39.2	—
Other income (expense) – net	(21.5)	9.5	8.2	—	(3.8)
Income (loss) from continuing operations before income taxes	(77.1)	52.8	(84.3)	39.2	(69.4)
(Provision for) benefit from income taxes	5.8	(8.2)	(2.6)	—	(5.0)
Income (loss) from continuing operations	(71.3)	44.6	(86.9)	39.2	(74.4)
Gain (loss) on disposition of discontinued operations – net of tax	0.5	—	2.9	—	3.4
Net income (loss)	(70.8)	44.6	(84.0)	39.2	(71.0)
Net loss (income) attributable to noncontrolling interest	—	—	0.2	—	0.2
Net income (loss) attributable to Terex Corporation	$(70.8)	$44.6	$(83.8)	$39.2	$(70.8)

Comprehensive income (loss), net of tax	$(12.6)	$44.9	$(30.2)	$(14.7)	$(12.6)
Comprehensive loss (income) attributable to noncontrolling interest	—	—	0.1	—	0.1
Comprehensive income (loss) attributable to Terex Corporation	$(12.6)	$44.9	$(30.1)	$(14.7)	$(12.5)

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2015
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$0.8	$732.7	$979.7	$(217.6)	$1,495.6
Cost of goods sold	(0.2)	(625.0)	(811.4)	217.6	(1,219.0)
Gross profit	0.6	107.7	168.3	—	276.6
Selling, general and administrative expenses	12.1	(71.4)	(173.1)	—	(232.4)
Income (loss) from operations	12.7	36.3	(4.8)	—	44.2
Interest income	27.1	17.0	1.0	(44.1)	1.0
Interest expense	(40.9)	(1.0)	(31.7)	44.1	(29.5)
Income (loss) from subsidiaries	11.5	(1.1)	(0.4)	(10.0)	—
Other income (expense) – net	(15.2)	(8.6)	18.2	—	(5.6)
Income (loss) from continuing operations before income taxes	(4.8)	42.6	(17.7)	(10.0)	10.1
(Provision for) benefit from income taxes	5.8	(8.7)	(8.7)	—	(11.6)
Income (loss) from continuing operations	1.0	33.9	(26.4)	(10.0)	(1.5)
Gain (loss) on disposition of discontinued operations – net of tax	—	—	3.1	—	3.1
Net income (loss)	1.0	33.9	(23.3)	(10.0)	1.6
Net loss (income) attributable to noncontrolling interest	—	—	(0.6)	—	(0.6)
Net income (loss) attributable to Terex Corporation	$1.0	$33.9	$(23.9)	$(10.0)	$1.0

Comprehensive income (loss), net of tax	$(198.8)	$33.7	$(161.0)	$127.9	$(198.2)
Comprehensive loss (income) attributable to noncontrolling interest	—	—	(0.6)	—	(0.6)
Comprehensive income (loss) attributable to Terex Corporation	$(198.8)	$33.7	$(161.6)	$127.9	$(198.8)

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2016
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$0.5	$3.4	$319.7	$—	$323.6
Trade receivables – net	8.7	286.7	723.2	—	1,018.6
Intercompany receivables	73.1	80.3	56.5	(209.9)	—
Inventories	0.1	465.7	1,088.5	—	1,554.3
Prepaid assets	67.2	54.2	135.5	—	256.9
Other current assets	6.0	—	0.8	—	6.8
Total current assets	155.6	890.3	2,324.2	(209.9)	3,160.2
Property, plant and equipment – net	55.7	148.9	484.5	—	689.1
Goodwill	—	181.8	880.8	—	1,062.6
Non-current intercompany receivables	1,412.4	2,556.5	6.3	(3,975.2)	—
Investment in and advances to (from) subsidiaries	4,102.0	210.0	191.2	(4,393.5)	109.7
Other assets	66.1	235.7	414.1	—	715.9
Total assets	$5,791.8	$4,223.2	$4,301.1	$(8,578.6)	$5,737.5

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$—	$0.7	$161.3	$—	$162.0
Trade accounts payable	30.1	250.3	471.5	—	751.9
Intercompany payables	5.7	53.1	151.1	(209.9)	—
Accruals and other current liabilities	73.9	116.2	530.6	—	720.7
Total current liabilities	109.7	420.3	1,314.5	(209.9)	1,634.6
Long-term debt, less current portion	1,220.7	1.0	447.2	—	1,668.9
Non-current intercompany payables	2,555.7	22.3	1,397.2	(3,975.2)	—
Retirement plans and other non-current liabilities	50.6	34.7	459.5	—	544.8
Total stockholders’ equity	1,855.1	3,744.9	682.7	(4,393.5)	1,889.2
Total liabilities and stockholders’ equity	$5,791.8	$4,223.2	$4,301.1	$(8,578.6)	$5,737.5

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2015
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$91.6	$3.1	$371.8	$—	$466.5
Trade receivables – net	5.2	254.9	679.1	—	939.2
Intercompany receivables	96.6	70.0	42.3	(208.9)	—
Inventories	—	431.2	1,014.5	—	1,445.7
Prepaid assets	55.4	33.5	132.5	—	221.4
Other current assets	55.7	0.1	11.6	—	67.4
Total current assets	304.5	792.8	2,251.8	(208.9)	3,140.2
Property, plant and equipment – net	57.9	146.6	471.3	—	675.8
Goodwill	—	180.1	843.1	—	1,023.2
Non-current intercompany receivables	1,354.0	2,629.9	0.9	(3,984.8)	—
Investment in and advances to (from) subsidiaries	3,975.6	203.9	187.9	(4,263.6)	103.8
Other assets	29.3	115.1	528.6	—	673.0
Total assets	$5,721.3	$4,068.4	$4,283.6	$(8,457.3)	$5,616.0

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$—	$0.7	$79.5	$—	$80.2
Trade accounts payable	21.4	230.8	485.5	—	737.7
Intercompany payables	3.1	63.8	142.0	(208.9)	—
Accruals and other current liabilities	60.2	122.1	458.4	—	640.7
Total current liabilities	84.7	417.4	1,165.4	(208.9)	1,458.6
Long-term debt, less current portion	1,138.0	1.2	590.7	—	1,729.9
Non-current intercompany payables	2,563.2	22.3	1,399.3	(3,984.8)	—
Retirement plans and other non-current liabilities	58.0	35.4	422.1	—	515.5
Total stockholders’ equity	1,877.4	3,592.1	706.1	(4,263.6)	1,912.0
Total liabilities and stockholders’ equity	$5,721.3	$4,068.4	$4,283.6	$(8,457.3)	$5,616.0

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2016
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(27.5)	$(93.8)	$(4.2)	$(3.7)	$(129.2)
Cash flows from investing activities
Capital expenditures	(0.3)	(12.8)	(9.1)	—	(22.2)
Acquisitions, net of cash acquired	—	—	(3.2)	—	(3.2)
Intercompany investing activities (1)	(137.7)	—	(20.8)	158.5	—
Other investing activities, net	—	1.9	14.6	(17.0)	(0.5)
Net cash provided by (used in) investing activities	(138.0)	(10.9)	(18.5)	141.5	(25.9)
Cash flows from financing activities
Repayments of debt	(57.5)	(0.3)	(108.3)	—	(166.1)
Proceeds from issuance of debt	139.5	—	37.5	—	177.0
Dividends paid	(7.6)	—	—	—	(7.6)
Intercompany financing activities (1)	—	105.3	32.5	(137.8)	—
Other financing activities, net	—	—	(0.6)	—	(0.6)
Net cash provided by (used in) financing activities	74.4	105.0	(38.9)	(137.8)	2.7
Effect of exchange rate changes on cash and cash equivalents	—	—	9.5	—	9.5
Net increase (decrease) in cash and cash equivalents	(91.1)	0.3	(52.1)	—	(142.9)
Cash and cash equivalents at beginning of period	91.6	3.1	371.8	—	466.5
Cash and cash equivalents at end of period	$0.5	$3.4	$319.7	$—	$323.6

(1)	Intercompany investing and financing activities include cash pooling activity between Terex Corporation and Wholly-Owned Guarantors.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2015
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(307.5)	$143.6	$53.2	$—	$(110.7)
Cash flows from investing activities
Capital expenditures	(0.2)	(12.7)	(13.3)	—	(26.2)
Acquisitions, net of cash acquired	—	(21.1)	(1.0)	—	(22.1)
Intercompany investing activities (1)	161.1	—	—	(161.1)	—
Other investing activities, net	(3.5)	—	1.5	—	(2.0)
Net cash provided by (used in) investing activities	157.4	(33.8)	(12.8)	(161.1)	(50.3)
Cash flows from financing activities
Repayments of debt	(114.8)	(5.5)	(6.0)	—	(126.3)
Proceeds from issuance of debt	225.8	—	11.6	—	237.4
Share repurchases	(40.2)	—	—	—	(40.2)
Dividends paid	(6.4)	—	—	—	(6.4)
Intercompany financing activities (1)	—	(103.9)	(57.2)	161.1	—
Other financing activities, net	0.6	—	(0.6)	—	—
Net cash provided by (used in) financing activities	65.0	(109.4)	(52.2)	161.1	64.5
Effect of exchange rate changes on cash and cash equivalents	—	—	(30.4)	—	(30.4)
Net increase (decrease) in cash and cash equivalents	(85.1)	0.4	(42.2)	—	(126.9)
Cash and cash equivalents at beginning of period	99.0	1.9	377.3	—	478.2
Cash and cash equivalents at end of period	$13.9	$2.3	$335.1	$—	$351.3

(1)	Intercompany investing and financing activities include cash pooling activity between Terex Corporation and Wholly-Owned Guarantors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a lifting and material handling solutions company. We are focused on operational improvement and delivering reliable, customer-driven solutions for a wide range of commercial applications, including the construction, infrastructure, quarrying, mining, manufacturing, transportation, energy and utility industries. We report in five business segments: (i) Aerial Work Platforms (“AWP”); (ii) Cranes; (iii) Material Handling & Port Solutions (“MHPS”); (iv) Materials Processing (“MP”); and (v) Construction. Please refer to Note C – “Business Segment Information” in the accompanying Condensed Consolidated Financial Statements for a description of our segments.

Subsequent to December 31, 2015, we reorganized our reportable segments to align with our new management reporting structure and business activities which resulted in the material handling business in our Construction segment being reassigned to our MP segment, certain non-operations related assets in the U.K. being reassigned from its Construction segment to Corporate and Other category, and parts of services North America business in our Cranes segment being reassigned into our AWP and MHPS segments. Historical results have been reclassified to give effect to these changes.

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

We calculate a non-GAAP measure of free cash flow. We define free cash flow as Net cash provided by (used in) operating activities, plus (minus) increases (decreases) in Terex Financial Services (“TFS”) assets, plus (minus) decreases (increases) in cash balances held for settlement on securitized assets, less Capital expenditures. The definition reflects our entry into a securitization facility in the second quarter of 2015. We believe that the measure of free cash flow provides management and investors further information on cash generation or use in our primary operations.

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

Overview

The overall market dynamic for large capital equipment remains challenging, and we do not see market conditions improving in the near future. Our results for the first quarter of 2016 were operationally in-line with our expectations for most of our businesses. However, our overall results for the first quarter were negatively impacted by margin declines in our Cranes and MHPS segments mostly due to sales volume reductions as well as severance and restructuring charges. In addition, all segments, with the exception of MP, incurred charges associated with increasing inventory and warranty reserves. We have been reviewing all aspects of our cost structure and we are executing on plans that will remove approximately $60 million of our costs. This is necessary for the market environment we are in and will help us become more globally cost competitive. As a result of these actions, we incurred approximately $62 million of severance and restructuring charges across all segments, the majority of which was in our MHPS segment. See Note L - “Restructuring and Other Charges” in our Condensed Consolidated Financial Statements for more information on these actions.

Our AWP segment had a solid start to the year with particularly strong sales in Europe, as a result of replacement demand, and in the Asia Pacific region, excluding China. Improving sales in these geographies were partially offset by lower sales in China and South America. The North American market declined slightly and we believe AWP backlog reflects the continued cautious approach to capital expenditures by some of our larger North American customers. Margins in our AWP segment remained strong but were slightly lower primarily as a result of unfavorable pricing and declines in our refurbishment services business, which were partially offset by productivity and material cost savings.

Our Cranes segment’s net sales and profitability for the first quarter declined year over year as the global crane market remains challenging, with various crane markets at different points in their respective cycles. The North American market remained weak, as declines in oil, gas and commodity prices particularly impacted the sale of mobile cranes. We were encouraged by stabilization of the Western European market, with some product categories experiencing moderate growth. However, this was not enough to offset the impact of lower volume and unfavorable product mix as well as a slowing market for our utilities products. The decline in backlog in this segment is primarily due to the slowdown in North America. Looking forward, we are developing more extensive cost reduction plans.

Our MHPS segment’s net sales and profitability for the first quarter declined year over year as our Material Handling business faced an uneven market for its products with slight improvements in Western Europe more than offset by declines in North America and other markets. Our Port Solutions business was impacted by decreases in port automation sales in Western Europe. In addition, operating results were significantly impacted by large severance and restructuring charges taken during the quarter to implement structural cost-savings, which we believe will improve profitability in future periods, as well as by unfavorable foreign currency exchange rates, product mix and pricing impacts. The decline in backlog in this segment is primarily due to the non-recurrence of large port automation orders and slowing investments by our customers in port equipment generally as global container volumes level off.

Our MP segment had a good start to the year, which was generally in-line with our expectations. Net sales declined slightly on an absolute basis but increased slightly on a currency neutral basis. Profitability improved slightly over the prior year period and we believe our investment in expanding the environmental equipment and washing systems businesses is paying off. Growth in these new product categories offset weaker demand in some of our historically commodity-driven products.

Our Construction segment performed better than expected and had a small operating profit in the first quarter of 2016. Net sales in this segment increased over the prior year period primarily as a result of continued strong demand for our concrete mixer trucks, as well as increased sales of our site dumper product in the UK. The improvement in operating performance was driven by the sales volume increases noted above which helped to improve manufacturing efficiency.

Geographically, while sales in the North American market remain relatively strong, we continue to be impacted by lower oil and gas related activity. Sales grew slightly in Western Europe on a currency neutral basis and were up approximately 8% after adjusting for currency rate changes. The other markets were mixed, with Latin America and Asia/Oceania showing some growth and Eastern Europe, Middle East and Africa declining.

Consistent with our expectations, we used cash in the first quarter of the year as the businesses ramp up for their customers’ busier season in our second and third quarters. We continue to expect to generate between $200 million and $250 million in free cash flow for the full year 2016. Capital allocation activities continued as planned. Our Board of Directors declared and the Company paid a dividend of $0.07 in the first quarter of 2016. However, additional declarations of quarterly dividends and the establishment of future record and payment dates are subject to the determination of our Board of Directors. We believe our liquidity continues to be sufficient to meet our business plans. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

Our overall outlook has not changed and we continue to expect 2016 earnings per share to be between $1.30 and $1.60 (excluding restructuring and unusual items) and net sales to be approximately 10% lower than 2015.

ROIC

ROIC continues to be a metric we use to measure our performance. ROIC and Non-GAAP Measures assist in showing how effectively we utilize capital invested in our operations. After-tax ROIC is determined by dividing the sum of NOPAT for each of the previous four quarters by the average of the sum of Total Terex Corporation stockholders’ equity plus Debt (as defined below) less Cash and cash equivalents for the previous five quarters. NOPAT for each quarter is calculated by multiplying Income (loss) from operations by a figure equal to one minus the effective tax rate of the Company. We believe returns on capital deployed in TFS do not represent our primary operations and, therefore, TFS assets and results from operations have been excluded from the Non-GAAP Measures. The effective tax rate is equal to the (Provision for) benefit from income taxes divided by Income (loss) from continuing operations before income taxes for the respective quarter. Debt is calculated using amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ adjusted NOPAT as this represents the most recent 12-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) thereby providing, over the same time period as the numerator, four quarters of average invested capital.

Terex management and Board of Directors use ROIC as one of the primary measures to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at March 31, 2016 was 5.4%.

Amounts described below are reported in millions of U.S. dollars, except for the effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Mar ‘16	Dec ‘15	Sep ‘15	Jun ’15	Mar ’15
Provision for (benefit from) income taxes	$5.0	$5.6	$30.8	$33.0
Divided by: Income (loss) before income taxes	(69.4)	20.3	76.9	119.3
Effective tax rate	(7.2)%	27.6%	40.1%	27.7%
Income (loss) from operations as adjusted	$(43.4)	$53.1	$109.4	$147.2
Multiplied by: 1 minus Effective tax rate	107.2%	72.4%	59.9%	72.3%
Adjusted net operating income (loss) after tax	$(46.5)	$38.4	$65.5	$106.4
Debt (as defined above)	$1,830.9	$1,810.1	$1,875.5	$1,883.5	$1,849.2
Less: Cash and cash equivalents	(323.6)	(466.5)	(301.1)	(332.7)	(351.3)
Debt less Cash and cash equivalents	1,507.3	1,343.6	1,574.4	1,550.8	1,497.9
Total Terex Corporation stockholders’ equity as adjusted	1,501.0	1,528.0	1,549.7	1,630.8	1,543.3
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$3,008.3	$2,871.6	$3,124.1	$3,181.6	$3,041.2

March 31, 2016 ROIC	5.4%
NOPAT as adjusted (last 4 quarters)	$163.8
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$3,045.4

	Three months ended 3/31/16	Three months ended 12/31/15	Three months ended 9/30/15	Three months ended 6/30/15
Reconciliation of income (loss) from operations:
Income (loss) from operations as reported	$(41.7)	$50.8	$111.9	$148.3
(Income) loss from operations for TFS	(1.7)	2.3	(2.5)	(1.1)
Income (loss) from operations as adjusted	$(43.4)	$53.1	$109.4	$147.2

Reconciliation of Terex Corporation stockholders’ equity:	As of 3/31/16	As of 12/31/15	As of 9/30/15	As of 6/30/15	As of 3/31/15
Terex Corporation stockholders’ equity as reported	$1,855.1	$1,877.4	$1,889.9	$1,915.0	$1,747.8
TFS Assets	(354.1)	(349.4)	(340.2)	(284.2)	(204.5)
Terex Corporation stockholders’ equity as adjusted	$1,501.0	$1,528.0	$1,549.7	$1,630.8	$1,543.3

Business Combination and Plan of Merger

See Note A – “Business Combination Agreement and Plan of Merger” in the Notes to the Consolidated Financial Statements for further information regarding the proposed merger with Konecranes Plc (“Konecranes”).

Proposal from Zoomlion Heavy Industry Science and Technology Co.

On March 23, 2016, we received a revised non-binding proposal from Zoomlion Heavy Industry Science and Technology Co. (“Zoomlion”) to acquire all outstanding shares of Terex for $31.00 per share in cash. The proposal is conditioned on, among other things, receipt of U.S. and Chinese regulatory approval and Zoomlion shareholder approval.

The Board of Directors, in consultation with its legal and financial advisors, has determined to pursue negotiations of definitive terms with Zoomlion to ascertain whether it can obtain a binding proposal from Zoomlion which provides for a high degree of closing certainty. There can be no assurance that a satisfactory proposal can be achieved.

The Board of Directors has not changed its recommendation in support of the proposed combination with Konecranes pursuant to the Business Combination Agreement and Plan of Merger (“BCA”). Until such time as the BCA is terminated, we are prohibited from entering into an agreement with Zoomlion. Without agreement from Konecranes, we may not terminate the BCA unless and until Terex shareholders vote upon, and fail to approve, the Konecranes transaction, or we are otherwise entitled to terminate under our agreement with Konecranes.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Consolidated

	Three Months Ended March 31,
	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,426.9	—	$1,495.6	—	(4.6)%
Gross profit	$223.5	15.7%	$276.6	18.5%	(19.2)%
SG&A	$265.2	18.6%	$232.4	15.5%	14.1%
Income (loss) from operations	$(41.7)	(2.9)%	$44.2	3.0%	(194.3)%

Net sales for the three months ended March 31, 2016 decreased $68.7 million when compared to the same period in 2015.  The decline in net sales was driven by lower net sales in Cranes and MHPS. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately 3% or $48 million. These declines were partially offset by net sales improvements in our Construction and AWP segments.

Gross profit for the three months ended March 31, 2016 decreased $53.1 million when compared to the same period in 2015. The decrease was primarily due to declines in gross profit in our Cranes and MHPS segments, mostly due to sales volume reductions and approximately $20 million in severance and restructuring charges in these two segments. We also recognized approximately $19 million in charges associated with increasing inventory and warranty reserves, across each of our segments except for MP. Changes in foreign exchange rates negatively impacted gross profit in all segments, except Cranes. These decreases were partially offset by improved volume-related gross profit in our Construction segment.

SG&A costs for the three months ended March 31, 2016 increased by $32.8 million when compared to the same period in 2015.  We recognized approximately $40 million of severance and restructuring charges in the first quarter of 2016, the majority of which was in our MHPS segment. The increase was partially offset by approximately $9 million of positive impact of changes in foreign currency exchange rates.

Loss from operations for the three months ended March 31, 2016 was $41.7 million compared to income from operations of $44.2 million in the same period in 2015.  The decrease was primarily due to lower operating performance in our MHPS and Cranes segments, for the reasons noted above.

Aerial Work Platforms

	Three Months Ended March 31,
	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$520.7	—	$517.5	—	0.6%
Income from operations	$38.1	7.3%	$44.6	8.6%	(14.6)%

Net sales for the AWP segment for the three months ended March 31, 2016 increased $3.2 million when compared to the same period in 2015. Net product sales volumes increased approximately $26 million on strong sales in Europe due to replacement demand. Partially offsetting the impact from higher volumes was approximately $10 million due to the negative impact of foreign exchange rate changes, approximately $5 million due to pricing driven by customer mix and trade-in overallowances, and approximately $7 million due to declines in refurbishment service activity.

Income from operations for the three months ended March 31, 2016 decreased $6.5 million when compared to the same period in 2015.  The decrease was primarily due to the impact of foreign exchange rate changes. Negative impacts from unfavorable pricing, declines in refurbishment services, severance expense, increased inventory reserves, were offset by manufacturing cost improvements and product sales volume increases.

Cranes

	Three Months Ended March 31,
	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$307.3	—	$353.3	—	(13.0)%
Income (loss) from operations	$(16.6)	(5.4)%	$2.4	0.7%	*

*	Not meaningful as a percentage

Net sales for the Cranes segment for the three months ended March 31, 2016 decreased by $46.0 million when compared to the same period in 2015.  Net sales decreased approximately $36 million due to lower sales volume driven by lower demand for mobile cranes in North America, largely due to declines in oil, gas and commodity prices. Additionally, shipments of high tonnage cranes to Asia in 2015 were not repeated in 2016. Net sales also decreased approximately $8 million due to the negative impact of foreign exchange rate changes.

Loss from operations for the three months ended March 31, 2016 was $16.6 million compared to income from operations of $2.4 million for the same period in 2015. The decrease in operating performance was driven by the sales volume decline noted above, as well as charges for warranties, increased inventory reserves and severance.

Material Handling & Port Solutions

	Three Months Ended March 31,
	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$317.7	—	$344.3	—	(7.7)%
Loss from operations	$(61.8)	(19.5)%	$(4.4)	(1.3)%	*

*	Not meaningful as a percentage

Net sales for the MHPS segment for the three months ended March 31, 2016 decreased $26.6 million when compared to the same period in 2015. Net sales decreased approximately $15 million due to the negative impact of foreign exchange rate changes. Decreases in port automation sales in Western Europe contributed to the decline in net sales, but were partially offset by incremental sales of ship-to-shore cranes in Asia.

Loss from operations for the three months ended March 31, 2016 increased $57.4 million when compared to the same period in 2015. The decrease in operating results was driven by approximately $49 million of severance and restructuring charges for structural cost-reduction actions taken primarily in Germany and approximately $7 million of unfavorable volume, mix and pricing impacts.

Materials Processing

	Three Months Ended March 31,
	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$177.3	—	$181.1	—	(2.1)%
Income from operations	$10.1	5.7%	$9.3	5.1%	8.6%

Net sales for the MP segment for the three months ended March 31, 2016 decreased by $3.8 million when compared to the same period in 2015. The decrease was due to approximately $8 million negative impact of foreign exchange rate changes, as sales were up on a currency neutral basis. Net sales from acquired businesses and increased sales in India were generally offset by lower net sales volumes due to continued softness in mining-related markets.

Income from operations for the three months ended March 31, 2016 increased $0.8 million when compared to the same period in 2015, primarily from lower operating expenses.

Construction

	Three Months Ended March 31,
	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$142.5	—	$122.2	—	16.6%
Income (loss) from operations	$1.3	0.9%	$(3.6)	(2.9)%	136.1%

Net sales for the Construction segment for the three months ended March 31, 2016 increased $20.3 million when compared to the same period in 2015. Net sales increased primarily from improved sales of concrete mixer trucks in the U.S. and site dumpers in the U.K. Partially offsetting these increases was approximately $6 million of unfavorable foreign currency exchange rate changes.

Income from operations for the three months ended March 31, 2016 was $1.3 million compared to a loss from operations of $3.6 million for the same period in 2015. The improved operating performance was driven primarily by the sales volume increases discussed above and improved manufacturing efficiency.

Corporate / Eliminations

	Three Months Ended March 31,
	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(38.6)	—	$(22.8)	—	*
Loss from operations	$(12.8)	*	$(4.1)	*	*

*	Not meaningful as a percentage

Net sales amounts include elimination of intercompany sales activity among segments. Loss from operations for the three months ended March 31, 2016 increased $8.7 million when compared to the same period in 2015, primarily due to severance and pre-merger integration expenses.

Interest Expense, Net of Interest Income

During the three months ended March 31, 2016, our interest expense net of interest income was $23.9 million, or $4.6 million lower than the same period in the prior year. The reduction resulted primarily from the settlement of the 4% Convertible Notes on June 1, 2015.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended March 31, 2016 was expense of $3.8 million, or $1.8 million lower expense when compared to the same period in the prior year. The decrease is primarily due to foreign currency exchange gains, partially offset by merger related costs and lower earnings from equity method investments recorded in the current year period.

Income Taxes

During the three months ended March 31, 2016, we recognized income tax expense of $5.0 million on a loss of $69.4 million, an effective tax rate of (7.2)%, as compared to income tax expense of $11.6 million on income of $10.1 million, an effective tax rate of 114.9%, for the three months ended March 31, 2015.  The lower effective tax rate for the three months ended March 31, 2016 was primarily due to a decrease in losses not benefited as a percentage of income (loss) before income taxes.

Gain (Loss) on Disposition of Discontinued Operations

During the three months ended March 31, 2016, we recognized a gain on disposition of discontinued operations of $3.4 million related to the sale of our Atlas heavy construction equipment and knuckle-boom cranes businesses, due to contractual earnout payments, and from our truck business. During the three months ended March 31, 2015 we recognized a gain on disposition of discontinued operations of $3.1 million, primarily related to the sale of our Atlas heavy construction equipment and knuckle-boom cranes businesses due to contractual earnout payments.

LIQUIDITY AND CAPITAL RESOURCES

We continue to focus on generating cash and improving margins. Consistent with our expectations, we used cash in the three months ended March 31, 2016, as our businesses ramped up for their customers’ busier season in our second and third quarters. As a result, liquidity (cash and availability under our revolving credit line) decreased by approximately $225 million as compared to December 31, 2015. We had negative free cash flow of approximately $146 million in the three months ended March 31, 2016. This was primarily due to cash used in working capital and a net loss for the period. We continue to expect to generate between $200 million and $250 million in free cash flow for the full year 2016.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

Three Months Ended 3/31/2016
Net cash provided by (used in) operating activities	$(129.2)
Plus: Increase (Decrease) in TFS assets	4.7
Less: (Increase) Decrease in cash for securitization settlement	0.5
Less: Capital expenditures	(22.2)
Free cash flow	$(146.2)

Generating cash from operations depends primarily on the Company’s ability to earn net income through the sales of its products and to manage its investment in working capital. During the first quarter of 2016, we sold, without recourse, accounts receivable approximating 7% of our first quarter revenue to provide additional liquidity.

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets.  We had cash and cash equivalents of $323.6 million at March 31, 2016.  The majority of the cash held by our foreign subsidiaries is expected to be maintained locally because we plan to reinvest such cash and cash equivalents to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of these operations. Such cash could be used in the U.S., if necessary. Cash repatriated to the U.S. could be subject to incremental local and U.S. taxation. Currently, there are no trends, demands or uncertainties as a result of the Company’s cash re-investment policy that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility.

We believe cash generated from operations together with access to our bank credit facilities and cash on hand, provide adequate liquidity to continue to support internal operating initiatives and meet our operating and debt service requirements. See Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business.

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

During the first three months of 2016, cash used in inventory was approximately $93 million as production ramped up for expected future deliveries. Working capital as a percent of trailing three month annualized net sales was 29.1% at March 31, 2016.

The following tables show the calculation of our working capital and trailing three months annualized sales as of March 31, 2016 (in millions):

Three Months Ended 3/31/2016
Net Sales	$1,426.9
x	4
Trailing Three Month Annualized Net Sales	$5,707.6

As of 3/31/16
Inventories	$1,554.3
Trade Receivables	1,018.6
Less: Trade Accounts Payable	(751.9)
Less: Customer Advances	(162.5)
Total Working Capital	$1,658.5

Our credit agreement provides us with a revolving line of credit of up to $600 million. See Note M – “Long-Term Obligations,” in our Condensed Consolidated Financial Statements for information concerning our credit agreement. We had $518.0 million available for borrowing under our revolving credit facilities at March 31, 2016. The credit agreement also allows incremental commitments, which may be extended at the option of the lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both as long as we satisfy a secured debt financial ratio contained in the credit facilities. We had $82.0 million of outstanding borrowings under our revolving credit facilities as well as U.S. dollar and Euro denominated term loans totaling $448.5 million as of March 31, 2016.

Interest rates charged under the revolving line of credit in our credit agreement are subject to adjustment based on our consolidated leverage ratio. The U.S. dollar term loans bear interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 2.75%, with a floor of 0.75% on LIBOR. The Euro term loans bear interest at a rate of Euro Interbank Offer Rate (“EURIBOR”) plus 2.75%, with a floor of 0.75% on EURIBOR. At March 31, 2016, the weighted average interest rate on these term loans was 3.50%. The weighted average interest rate on our revolving credit amounts at March 31, 2016 was 3.24%.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

The revolving line of credit under our credit facility matures in August 2019 and our term loans under our credit facility mature in August 2021.  Our 6-1/2% Senior Notes mature April 1, 2020 and our 6% Senior Notes mature May 15, 2021.  Upon completion of the Merger, the debt under our credit facility and both senior notes could potentially accelerate to dates earlier than the above dates. As a result, on August 10, 2015, we and Konecranes entered into a Commitment Letter (the "Commitment Letter") with Credit Suisse Securities (USA) LLC ("CS Securities") and Credit Suisse AG ("CS" and, together with CS Securities and their respective affiliates, "Credit Suisse") in which Credit Suisse committed to provide us and Konecranes with financing. This financing will be provided by a number of financial institutions and will include senior secured credit facilities in an aggregate principal amount of up to $1.65 billion, consisting of (i) a senior secured term loan facility in an aggregate principal amount of $900.0 million (such aggregate principal amount to be allocated between a U.S. dollar-denominated term loan facility to be made to the Company and a Euro-denominated term loan facility in an aggregate principal amount of up to €500.0 million to be made to Konecranes or one of its subsidiaries) and (ii) two senior secured revolving credit facilities in an aggregate principal amount of up to $700 million. In connection with the Commitment Letter, we incurred fees of $4.4 million on the unused commitment for the three months ended March 31, 2016.

Our investment in financial services assets was approximately $354 million, net at March 31, 2016. We remain focused on expanding financing solutions in key markets like the U.S. and Europe. We also anticipate using TFS to drive incremental sales by increasing direct customer financing through TFS in certain instances.

On May 28, 2015, we entered into a securitization facility with capacity up to $350 million secured by equipment loans and leases to our customers originated by TFS. As of March 31, 2016, the Company had $128.3 million in loans outstanding under this facility. During the first three months of 2016, we elected to prepay approximately $81 million of loans outstanding under this facility. We have reached an understanding to repay the remaining loan balance and terminate this facility in 2016 as the facility was not providing us with the flexibility needed for our portfolio of assets. See Note M – “Long-Term Obligations,” in our Condensed Consolidated Financial Statements for information concerning this securitization facility.

We announced in February 2015 that our Board of Directors authorized the repurchase of up to $200 million of our outstanding shares of common stock. During the three months ended March 31, 2016 we did not repurchase any shares under this program. In the first quarter of 2016, our Board of Directors declared a dividend of $0.07 per share, which was paid to our shareholders. It is our intention to pay four quarterly dividends of $0.07 per share, for an aggregate of $0.28 per share, for the calendar year of 2016. However, additional declarations of quarterly dividends and the establishment of future record and payment dates are subject to the determination of our Board of Directors.

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

Cash Flows

Cash used in operations for the three months ended March 31, 2016 totaled $129.2 million, compared to cash used in operations of $110.7 million for the three months ended March 31, 2015.  The change in cash from operations was primarily driven by the current year net loss partially offset by lower cash used in working capital in the three months ended March 31, 2016 when compared to the prior year period.

Cash used in investing activities for the three months ended March 31, 2016 was $25.9 million, compared to $50.3 million cash used in investing activities for the three months ended March 31, 2015. The decrease of cash used in investing activities was primarily due to lower cash used for acquisitions and lower capital expenditures in the three months ended March 31, 2016 when compared to the prior year period.

Cash provided by financing activities was $2.7 million for the three months ended March 31, 2016, compared to cash provided by financing activities for the three months ended March 31, 2015 of $64.5 million. The change in cash from financing was primarily due to decreased net borrowings in the current year period partially offset by share repurchases in the prior year period that did not recur in the current year period.

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

Our customers, from time to time, fund the acquisition of our equipment through third-party finance companies.  In certain instances, we may provide a credit guarantee to the finance company by which we agree to make payments to the finance company should our customer default.  Our maximum liability is generally limited to our customer’s remaining payments due to the finance company at the time of default.  In the event of customer default, we or the finance company are generally able to recover and dispose of the equipment at a minimum loss, if any, to us.

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

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies.  The major foreign currencies, among others, in which we do business are the Euro, Australian Dollar and British Pound.  We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts.  At March 31, 2016, we had foreign exchange contracts with a notional value of $231.1 million that were initially designated as hedge contracts.

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

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and other matters. See Note O – “Litigation and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for more information concerning contingencies and uncertainties, including our securities, stockholder derivative and merger lawsuits.  We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage, intellectual property and other insurable risk required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any of our costs. However, we do not believe that these contingencies and uncertainties will, individually or in the aggregate, have a material adverse effect on our operations. For contingencies and uncertainties other than income taxes, when it is probable that a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

At March 31, 2016, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the three months ended March 31, 2016 would have had an approximately $6 million impact on the translation effect reported in operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate, Commercial Paper rate, LIBOR and EURIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At March 31, 2016, approximately 30% of our debt was floating rate debt and the weighted average interest rate for all debt was 5.08%.

At March 31, 2016, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings impact on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at March 31, 2016 would have increased interest expense by $0.5 million for the three months ended March 31, 2016.

Commodities Risk

Principal materials and components that we use in our manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. In the first three months of 2016, minor, unfavorable input cost changes in some areas were more than off-set by favorable changes in steel prices and other areas.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2016, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the quarterly period ended March 31, 2016 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, other than updates to the risk factors as set forth below:

The merger is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all. Whether or not the merger is completed, the announcement and pendency of (i) the merger and (ii) the non-binding proposal from Zoomlion Heavy Industry Science and Technology Co. (“Zoomlion”) could impact or cause disruptions in our businesses, which could have an adverse effect on our businesses and operating results.

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

Whether or not the merger is completed, the announcement and pendency of (i) the merger and (ii) the non-binding proposal from Zoomlion could cause disruptions in or otherwise negatively impact our businesses and operating results, including among others:

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

These disruptions and expenses could be exacerbated by a delay in the completion of the merger or termination of the business combination agreement and could have a material adverse effect on our businesses, operating results or prospects if the merger is not completed.

A class action lawsuit has been filed and additional lawsuits may be filed against Terex relating to the merger. An adverse ruling in any such lawsuit may prevent the merger from being consummated.

In August 2015, a class action complaint challenging the merger was filed in the Delaware Chancery Court.

The complaint names as defendants Terex, Konecranes, Konecranes, Inc., Konecranes Acquistion LLC (“Merger Sub”) and the members of the board of directors of Terex. The complaint seeks, among other relief, an order enjoining or rescinding the merger and an award of attorneys’ fees and costs on the grounds that the Terex board of directors breached their fiduciary duty in connection with entering into the business combination agreement and approving the merger. The complaint further alleges that Terex, Konecranes, Konecranes, Inc. and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the Terex board of directors. It is possible that the complaint will be further amended to make additional claims and/or that additional lawsuits making similar or additional claims relating to the merger will be brought.

We believe that the allegations in the suit are without merit, and Terex and its directors will vigorously defend against them. One of the conditions to completion of the merger is the absence of any order being in effect that prohibits consummation of the merger. Accordingly, if the plaintiff or any future plaintiff is successful in obtaining an order enjoining consummation of the merger, then such order may prevent the merger from being completed, or from being completed within the expected time frame.

Additionally, we may be subject to litigation if the merger is not completed, or in connection with any enforcement proceeding commenced by one of the parties to the business combination agreement against the other(s) to perform its obligations under the business combination agreement.

Terex and Konecranes will fail to realize a portion of, and may fail to realize all of, the anticipated benefits of the merger.

Upon signing of the business combination agreement, Konecranes and Terex announced expected after-tax annual cost savings and operational synergies of approximately $119 million, which included €32/$35 million post-tax income benefit from financial and tax synergies. It is anticipated that substantially all of the financial and tax synergies will be eliminated as a result of certain regulations promulgated and proposed by the Internal Revenue Service (the "IRS") and U.S. Treasury Department on April 4, 2016 (the “April 4 Regulations”). In particular, temporary regulations promulgated under certain sections of the Internal Revenue Code (the “Code”) including Section 7874 (the “Cross-Border Regulations”) preclude the migration of the combined company to a country other than Finland in a transaction related to the merger and impose negative U.S. federal income tax consequences on certain transactions, such as the merger. As a result, the combined company expects to be subject to additional material annual net tax costs from the imposition of Finnish tax rules on Terex and U.S. withholding tax rules after the merger, which additional tax costs may be difficult to mitigate in full so long as Konecranes Terex remains domiciled in Finland. The April 4 Regulations also included proposed regulations issued under Section 385 of the Code (the “385 Proposed Regulations”) that govern the U.S. federal income tax treatment of intercompany indebtedness and generally apply to all corporate taxpayers without regard to whether a transaction such as the merger has occurred. If the 385 Proposed Regulations are finalized in their current form, they would prevent the combined company from achieving the €32/$35 million financial and tax benefits referred to above, which would be in addition to the previously mentioned additional tax costs imposed as a result of Konecranes Terex being domiciled in Finland. While Terex is still considering the potential effects of these developments, the April 4 Regulations will materially impact the ability of the combined company to realize the anticipated benefits of the merger and may cause the merger to result in annual incremental net tax cost for the combined company.

In addition, the anticipated benefits of the merger may be further limited (or even eliminated) by a change in law or regulatory environment, including tax laws and regulations. For example, laws may be enacted that would cause the combined company to be taxed as a domestic corporation for U.S. federal income tax purposes following the consummation of the merger.

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

•
potential expense due to loss of tax attributes, gain recognition, and changes to consolidated group filing statuses due to the merger transaction and subsequent tax costs related to potential reduced ability to use tax attributes and costs of making cash available to the Finnish parent company;

•	material unanticipated tax costs resulting from the April 4 Regulations;

•	conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

•	difficulties in the assimilation of employees;

•	challenges in retaining key personnel;

•	higher than anticipated transaction costs; and

•	higher interest rates on debt resulting in increased interest expense.

Many of these factors will be outside of the control of Terex or Konecranes and any one of these factors could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition and results of operations of the combined company. In addition, even if the operations of the businesses of Terex and Konecranes are integrated successfully, the full benefits of the transaction may not be realized, including the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Additional unanticipated costs may be incurred in the integration of the businesses of Terex and Konecranes. All of these factors could cause a decline in the earnings per share of the combined company, decrease or delay the expected accretive effect of the transaction and negatively impact the price of the Konecranes ordinary shares and the ADSs. As a result, we cannot assure you that the combination of Terex and Konecranes will result in the realization of the benefits anticipated from the transaction.

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

TEREX CORPORATION
(Registrant)

Date:	April 27, 2016	/s/ Kevin P. Bradley
Kevin P. Bradley
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	April 27, 2016	/s/ Mark I. Clair
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

10.18
Loan and Security Agreement, dated as of May 28 2015, among TFS Funding I, LLC, Terex Financial Services, Inc., Institutional Secured Funding (Jersey) Limited, Credit Suisse AG (Cayman Islands Branch) and Credit Suisse AG (New York Branch) (incorporated by reference to Exhibit 10.18 of the Form 10-Q for the quarter ended June 30, 2015 of Terex Corporation, Commission File 1-10702). ^

10.19
Amendment and Agreement dated as of August 10, 2015 relating to the Loan and Security Agreement, dated as of May 28 2015, among TFS Funding I, LLC, Terex Financial Services, Inc., Institutional Secured Funding (Jersey) Limited, Credit Suisse AG (Cayman Islands Branch) and Credit Suisse AG (New York Branch). *

10.20
Commitment Letter dated August 10, 2015, among Terex Corporation, Konecranes Plc, Credit Suisse Securities (USA) LLC and Credit Suisse AG (incorporated by reference to Exhibit 10.19 of the Form 10-Q for the quarter ended September 30, 2015 of Terex Corporation, Commission File No. 1-10702).

10.21
Amended and Restated Employment and Compensation Agreement, dated August 9, 2012, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated August 9, 2012 and filed with the Commission on August 13, 2012). ***

10.22
Life Insurance Agreement, dated as of October 13, 2006, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 13, 2006 and filed with the Commission on October 16, 2006). ***

10.23
Transition and Retirement Agreement between Terex Corporation and Phillip C. Widman, dated October 19, 2012 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 19, 2012 and filed with the Commission on October 22, 2012). ***

10.24
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 29, 2011 and filed with the Commission on March 31, 2011). ***

10.25
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 29, 2011 and filed with the Commission on March 31, 2011). ***

10.26
Employment Letter from Terex Corporation signed by John Garrison on October 15, 2015 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 15, 2015 and filed with the Commission on October 19, 2015).***

10.27
Consulting Agreement between Terex Corporation and Ronald M. DeFeo, dated December 11, 2015 (incorporated by reference to Exhibit 10.1 of Form 8-K Current Report, Commission File No. 1-10702, dated December 11, 2015 and filed with the Commission on December 14, 2015). ***

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