Form 10-Q
period 2016-06-30
TEREX CORP
filed 2016-08-05
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

F O R M   10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of outstanding shares of common stock: 108.6 million as of August 3, 2016.

The Exhibit Index begins on page 64.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of June 30, 2016 unless specifically noted otherwise, and includes financial information with respect to the subsidiaries of the Company listed below (all of which are 100%-owned) which were guarantors on June 30, 2016 (the “Guarantors”) of the Company’s 6% Senior Notes Due 2021 (the “6% Notes”) and its 6-1/2% Senior Notes Due 2020 (the “6-1/2% Notes”).  See Note Q – “Consolidating Financial Statements” to the Company’s June 30, 2016 Condensed Consolidated Financial Statements included in this Quarterly Report. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$1,297.7	$1,442.9	$2,412.0	$2,598.7
Cost of goods sold	(1,055.6)	(1,140.7)	(1,988.2)	(2,095.2)
Gross profit	242.1	302.2	423.8	503.5
Selling, general and administrative expenses	(168.7)	(166.1)	(339.1)	(329.1)
Income (loss) from operations	73.4	136.1	84.7	174.4
Other income (expense)
Interest income	1.1	0.9	2.3	1.8
Interest expense	(25.5)	(27.9)	(50.2)	(56.8)
Loss on early extinguishment of debt	(0.4)	—	(0.4)	—
Other income (expense) – net	(6.1)	(3.4)	(12.0)	(6.3)
Income (loss) from continuing operations before income taxes	42.5	105.7	24.4	113.1
(Provision for) benefit from income taxes	67.1	(29.8)	63.2	(38.9)
Income (loss) from continuing operations	109.6	75.9	87.6	74.2
Income (loss) from discontinued operations – net of tax	(45.1)	10.4	(97.5)	10.6
Gain (loss) on disposition of discontinued operations – net of tax	0.1	(0.4)	3.5	2.7
Net income (loss)	64.6	85.9	(6.4)	87.5
Net loss (income) from continuing operations attributable to noncontrolling interest	—	—	—	0.1
Net loss (income) from discontinued operations attributable to noncontrolling interest	0.5	(1.1)	0.7	(1.8)
Net income (loss) attributable to Terex Corporation	$65.1	$84.8	$(5.7)	$85.8
Amounts attributable to Terex Corporation common stockholders:
Income (loss) from continuing operations	$109.6	$75.9	$87.6	$74.3
Income (loss) from discontinued operations – net of tax	(44.6)	9.3	(96.8)	8.8
Gain (loss) on disposition of discontinued operations – net of tax	0.1	(0.4)	3.5	2.7
Net income (loss) attributable to Terex Corporation	$65.1	$84.8	$(5.7)	$85.8
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$1.01	$0.71	$0.81	$0.70
Income (loss) from discontinued operations – net of tax	(0.41)	0.09	(0.89)	0.08
Gain (loss) on disposition of discontinued operations – net of tax	—	—	0.03	0.03
Net income (loss) attributable to Terex Corporation	$0.60	$0.80	$(0.05)	$0.81
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$1.00	$0.70	$0.80	$0.68
Income (loss) from discontinued operations – net of tax	(0.41)	0.08	(0.88)	0.08
Gain (loss) on disposition of discontinued operations – net of tax	—	—	0.03	0.02
Net income (loss) attributable to Terex Corporation	$0.59	$0.78	$(0.05)	$0.78
Weighted average number of shares outstanding in per share calculation
Basic	109.2	106.2	109.0	106.2
Diluted	109.6	109.0	109.6	109.9

Comprehensive income (loss)	$(0.5)	$166.8	$(13.1)	$(31.4)
Comprehensive loss (income) attributable to noncontrolling interest	0.8	(1.1)	0.9	(1.7)
Comprehensive income (loss) attributable to Terex Corporation	$0.3	$165.7	$(12.2)	$(33.1)

Dividends declared per common share	$0.07	$0.06	$0.14	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$200.8	$371.2
Trade receivables (net of allowance of $17.4 and $20.4 at June 30, 2016 and December 31, 2015, respectively)	795.7	703.3
Inventories	1,035.3	1,063.6
Prepaid and other current assets	207.2	252.5
Current assets held for sale	827.7	749.6
Total current assets	3,066.7	3,140.2
Non-current assets
Property, plant and equipment – net	355.6	371.9
Goodwill	450.3	459.1
Intangible assets – net	22.0	22.6
Other assets	554.6	461.7
Non-current assets held for sale	1,164.6	1,160.5
Total assets	$5,613.8	$5,616.0

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$6.8	$66.4
Trade accounts payable	552.3	560.7
Accrued compensation and benefits	122.6	128.5
Accrued warranties and product liability	56.1	51.5
Customer advances	33.8	29.6
Other current liabilities	221.6	175.9
Current liabilities held for sale	531.6	446.0
Total current liabilities	1,524.8	1,458.6
Non-current liabilities
Long-term debt, less current portion	1,679.5	1,729.8
Retirement plans	151.6	157.0
Other non-current liabilities	60.2	60.1
Non-current liabilities held for sale	308.2	298.5
Total liabilities	3,724.3	3,704.0
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 129.5 and 128.8 shares at June 30, 2016 and December 31, 2015, respectively	1.3	1.3
Additional paid-in capital	1,281.1	1,273.3
Retained earnings	2,083.4	2,104.6
Accumulated other comprehensive income (loss)	(656.3)	(649.6)
Less cost of shares of common stock in treasury – 21.1 shares at June 30, 2016 and December 31, 2015	(853.4)	(852.2)
Total Terex Corporation stockholders’ equity	1,856.1	1,877.4
Noncontrolling interest	33.4	34.6
Total stockholders’ equity	1,889.5	1,912.0
Total liabilities and stockholders’ equity	$5,613.8	$5,616.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income (loss)	$(6.4)	$87.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	57.7	72.9
Deferred taxes	(82.4)	(3.9)
Stock-based compensation expense	18.7	21.8
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(123.0)	(196.9)
Inventories	(91.0)	(125.2)
Trade accounts payable	(7.3)	98.2
Customer advances	49.6	(0.9)
Other assets and liabilities	110.3	(63.0)
Other operating activities, net	58.2	24.7
Net cash provided by (used in) operating activities	(15.6)	(84.8)
Investing Activities
Capital expenditures	(44.1)	(48.7)
Acquisitions, net of cash acquired	(3.2)	(59.8)
Proceeds (payments) from disposition of discontinued operations	3.5	0.7
Other investing activities, net	(0.1)	0.6
Net cash provided by (used in) investing activities	(43.9)	(107.2)
Financing Activities
Repayments of debt	(681.5)	(702.9)
Proceeds from issuance of debt	585.1	835.7
Share repurchases	(1.0)	(50.3)
Dividends paid	(15.2)	(12.8)
Other financing activities, net	(0.8)	(1.1)
Net cash provided by (used in) financing activities	(113.4)	68.6
Effect of Exchange Rate Changes on Cash and Cash Equivalents	4.5	(22.1)
Net Increase (Decrease) in Cash and Cash Equivalents	(168.4)	(145.5)
Cash and Cash Equivalents at Beginning of Period	466.5	478.2
Cash and Cash Equivalents at End of Period	$298.1	$332.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

NOTE A – TERMINATION OF BUSINESS COMBINATION AGREEMENT AND PLAN OF MERGER

On May 16, 2016, as a result of entering into a Stock and Asset Purchase Agreement (the “SAPA”) with Konecranes Plc, a Finnish public company limited by shares (“Konecranes”), Terex and Konecranes terminated the Business Combination Agreement and Plan of Merger (the “BCA”) announced on August 11, 2015, with no penalties incurred by either party. Pursuant to the SAPA, Terex is selling its Material Handling and Port Solutions business (“MHPS”) to Konecranes for total consideration of approximately $1.3 billion (the “Transaction”). Pursuant to the SAPA, as amended, the consideration being paid is comprised of $595 million and €200 million in cash and 19.6 million newly created Class B shares of Konecranes. The value of the shares is not guaranteed until closing. The purchase price is subject to post-closing adjustments based upon the level of net working capital and cash and debt in MHPS at the closing date. In addition, the number of shares to be issued may be adjusted depending on the performance of the MHPS business in 2016. Also, certain purchase price adjustments may occur based on possible outcomes related to antitrust divestitures.

Upon completion of the Transaction, Terex will own approximately 25% of the outstanding shares of Konecranes and have the right to nominate two directors to the Konecranes Board. Terex expects to account for the Company’s investment in Konecranes using the equity-method of accounting. The Transaction, which is subject to customary regulatory approvals and the approval of the shareholders of Konecranes, is expected to close in early 2017. If the Konecranes shareholder approval is not obtained, Konecranes will be required to compensate the Company for transaction-related expenses up to $20.0 million.

As part of the Transaction, Konecranes’ articles of association will be amended to create a new class of B shares and Terex and Konecranes will enter into a shareholder’s agreement ("SHA"). Pursuant to the SHA and amended articles of association, Terex will be entitled to nominate up to two members to the Board of Directors of Konecranes as long as Terex’s or its group companies' shareholding in Konecranes exceeds certain agreed thresholds. Terex's initial Board nominees will be current Terex Board members David Sachs and Oren Shaffer as of closing of the Transaction. Terex will also be subject to certain standstill obligations for an initial four-year period, followed by some limited obligations after the initial four-year period, and a non-compete obligation with respect to the MHPS business for a two-year period. Terex will also have customary registration rights pursuant to a registration rights agreement to be entered into in connection with the closing of the Transaction.

Business Combination Related Expenses
The Company has incurred transaction costs directly related to the terminated BCA of $5.3 million and $12.6 million for the three and six months ended June 30, 2016, respectively, and $0.9 million for the three and six months ended June 30, 2015 which amounts are recorded in Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

NOTE B – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2015 has been derived from and should be read in conjunction with the audited Consolidated Balance Sheet as of that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

In the opinion of management, all adjustments considered necessary for fair presentation of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016.

Cash and cash equivalents at June 30, 2016 and December 31, 2015 include $9.5 million and $18.0 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Reclassifications. In conjunction with the adoption of new accounting standards, certain debt issuance costs for the three and six months ended June 30, 2015 as well as certain amounts as of December 31, 2015, have been reclassified to conform to the current year’s presentation.

Effective January 1, 2016, the Company reorganized the reportable segments to align with its new management reporting structure and business activities which resulted in the material handling business in its former Construction segment being reassigned to its Materials Processing (“MP”) segment, certain non-operations related assets in the U.K. being reassigned from its former Construction segment to Corporate and Other category, and parts of its North America services business in its Cranes segment being reassigned into its Aerial Work Platforms (“AWP”) and its former Material Handling & Port Solutions (“MHPS”) segments. Historical results have been reclassified to give effect to these changes. Effective as of June 30, 2016, further adjustments were made to the Company’s reportable segments as a result of definitive agreements to sell portions of its business and reorganize the management structure of other portions of its business. On May 16, 2016, the Company entered into an agreement to sell its MHPS business to Konecranes. As a result, the former MHPS segment is reported in discontinued operations in the Condensed Consolidated Statement of Comprehensive Income for all periods presented, and in assets and liabilities held for sale in the Condensed Consolidated Balance Sheet at June 30, 2016 and December 31, 2015, and is no longer a reportable segment. During June and July of 2016, the Company entered into agreements to sell certain portions of its former Construction segment. Concrete mixer trucks and concrete paver product lines from the former Construction segment have been reassigned to its MP segment and remaining product lines within the former Construction segment, such as loader backhoes and site dumpers, have been reassigned to the Corporate and Other category, as a result of changes in management responsibilities associated with these product lines, and the effect of these changes has been shown in all periods presented. Assets and liabilities associated with the portions of the former Construction segment to be sold are reported in assets and liabilities held for sale in the Condensed Consolidated Balance Sheet at June 30, 2016. See Note A - “Termination of Business Combination and Plan of Merger”, Note C - “Business Segment Information”, Note E - “Discontinued Operations and Assets and Liabilities Held for Sale” and Note J - “Goodwill and Intangible Assets, Net” for further information.

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date”, which amends ASU 2014-09. As a result, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. Adoption will use one of two retrospective application methods. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements and footnote disclosures.

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to borrowings be presented in the balance sheet as a direct deduction from the carrying amount of the borrowing, consistent with debt discounts. The ASU does not affect the amount or timing of expenses for debt issuance costs. The Company adopted ASU 2015-03 as of January 1, 2016 on a retrospective basis, by recasting all prior periods shown to reflect the effect of adoption. As a result of adoption, $21.1 million was reclassified from Other assets to Long-term debt, less current portion at December 31, 2015. Unamortized costs related to securing our revolving line of credit will continue to be presented in Other assets.

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

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” (“ASU 2015-17”). The amendments in ASU 2015-17 eliminate the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet and instead require all deferred tax assets and liabilities to be classified as noncurrent. The Company adopted ASU 2015-17 as of January 1, 2016 on a prospective basis, which resulted in the reclassification of the Company’s current deferred tax assets and current deferred tax liabilities to non-current deferred tax assets or non-current deferred tax liabilities on its Condensed Consolidated Balance Sheet. No prior periods were retrospectively adjusted.

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

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients,” (“ASU 2016-12”). ASU 2016-12 provides clarification on assessing collectability, presentation of sales tax, non-cash consideration, and transition methods upon adoption of this ASU. Similar to ASU 2014-09, the effective date for ASU 2016-12 will be the first quarter of fiscal year 2018 with early adoption permitted. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses,” (“ASU 2016-13”). ASU 2016-13 sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. The guidance in this new standard replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The effective date will be the first quarter of fiscal year 2020. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

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

The following table summarizes the changes in the product warranty liability (in millions):

Six Months Ended
June 30, 2016
Balance at beginning of period	$53.0
Accruals for warranties issued during the period	37.1
Changes in estimates	(3.4)
Settlements during the period	(28.3)
Foreign exchange effect/other	(1.1)
Balance at end of period	$57.3

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

NOTE C – BUSINESS SEGMENT INFORMATION

Terex is a global manufacturer of lifting and material processing products and services that deliver lifecycle solutions to maximize customer return on investment. The Company delivers lifecycle solutions to a broad range of industries, including the construction, infrastructure, manufacturing, shipping, transportation, refining, energy, utility, quarrying and mining industries. Historically, the Company operated in five reportable segments: (i) AWP; (ii) Cranes; (iii) MHPS; (iv) MP; and (v) Construction.

Subsequent to the reorganization discussed in Note B - “Basis of Presentation”, the Company now operates in three reportable segments: (i) AWP; (ii) Cranes; and (iii) MP.

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

The MP segment designs, manufactures and markets materials processing and specialty equipment, including crushers, washing systems, screens, apron feeders, material handlers, wood processing, biomass and recycling equipment, concrete mixer trucks and concrete pavers, and their related components and replacement parts. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries, material handling applications, and in building roads and bridges.

The Company assists customers in their rental, leasing and acquisition of its products through Terex Financial Services (“TFS”). TFS uses its equipment financing experience to provide financing solutions to customers who purchase the Company’s equipment. TFS is included in the Corporate and Other category.

Business segment information is presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Sales
AWP	$593.7	$688.3	$1,114.4	$1,205.8
Cranes	357.4	427.7	664.7	781.0
MP	256.2	249.6	480.0	459.9
Corporate and Other / Eliminations	90.4	77.3	152.9	152.0
Total	$1,297.7	$1,442.9	$2,412.0	$2,598.7
Income (loss) from Operations
AWP	$72.5	$105.1	$110.6	$149.7
Cranes	(12.8)	21.3	(29.4)	23.7
MP	28.6	25.6	44.4	37.2
Corporate and Other / Eliminations	(14.9)	(15.9)	(40.9)	(36.2)
Total	$73.4	$136.1	$84.7	$174.4

	June 30, 2016	December 31, 2015
Identifiable Assets
AWP	$1,826.6	$1,701.2
Cranes	1,888.2	1,822.3
MP	1,034.7	1,073.4
Corporate and Other / Eliminations	(1,128.0)	(891.0)
Assets held for sale	1,992.3	1,910.1
Total	$5,613.8	$5,616.0

NOTE D – INCOME TAXES

During the three months ended June 30, 2016, the Company recognized income tax benefit of $67.1 million on income of $42.5 million, an effective tax rate of (157.9)% as compared to income tax expense of $29.8 million on income of $105.7 million, an effective tax rate of 28.2%, for the three months ended June 30, 2015.  The lower effective tax rate for the three months ended June 30, 2016 was primarily due to the valuation allowance release for the German and Italian subsidiaries of the Company. The change in judgment regarding the realization of deferred tax assets in these jurisdictions was due to the anticipated disposition of the MHPS business pursuant to the SAPA, recent earnings history, and expected future income supporting the more likely than not assessment that the deferred tax assets will be realized.

During the six months ended June 30, 2016, the Company recognized income tax benefit of $63.2 million on income of $24.4 million, an effective tax rate of (259.0)% as compared to income tax expense of $38.9 million on income of $113.1 million, an effective tax rate of 34.4%, for the six months ended June 30, 2015.  The lower effective tax rate for the six months ended June 30, 2016 was primarily due to the valuation allowance release for the German and Italian subsidiaries of the Company. The change in judgment regarding the realization of deferred tax assets in these jurisdictions was due to the anticipated disposition of the MHPS business pursuant to the SAPA, recent earnings history, and expected future income supporting the more likely than not assessment that the deferred tax assets will be realized.

NOTE E –DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Pursuant to the SAPA on May 16, 2016, Terex has agreed to sell its entire MHPS business to Konecranes for total consideration of approximately $1.3 billion. See Note A - “Termination of Business Combination Agreement and Plan of Merger” for further information on this transaction. The sale of the Company’s MHPS business to Konecranes represents a significant strategic shift in the Company’s business away from universal, process, mobile harbor and ship-to-shore cranes that will have a major effect on the Company’s future operating results, primarily because the MHPS business represented the entirety of one of the Company’s five previous reportable operating segments and comprised two of the Company’s six previous reporting units, representing a significant portion of the Company’s revenues and assets, and is therefore accounted for as a discontinued operation. MHPS products include universal cranes, process cranes and components, such as rope hoists, chain hoists, light crane systems, travel units and electric motors, primarily for industrial applications, and mobile harbor cranes, ship-to-shore gantry cranes, rubber tired and rail mounted gantry cranes, straddle carriers, sprinter carriers, reach stackers, container handlers, general cargo lift trucks, automated stacking cranes, automated guided vehicles and software solutions for logistics terminals. Upon completion of the Transaction, Terex will own approximately 25% of the outstanding shares of Konecranes and have the right to nominate two directors to the Konecranes Board. Upon closing of the Transaction, Terex expects to account for the investment in Konecranes using the equity-method of accounting. The Transaction, which is subject to customary regulatory approvals and the approval of the shareholders of Konecranes, is expected to close in early 2017.

As a result of the SAPA, the Company recognized a pre-tax charge of  $55.6 million ($55.6 million after-tax) in the second quarter of 2016 to write-down the MHPS disposal group to fair value, less costs to sell. The Company estimated the amount of sale proceeds using the cash proceeds plus an average of closing stock prices in the month of June 2016 for Konecranes common shares as traded on the Nasdaq Helsinki stock exchange (under the symbol “KCR1V”) multiplied by 19.6 million Class B shares expected to be received. If the average Konecranes stock price had been 10% higher during this period, the pre-tax charge would have been approximately $4 million. If the average Konecranes stock price had been 10% lower during this period, the pre-tax charge would have been approximately $107 million. If the U.S. Dollar versus the Euro exchange rate increased 5%, the pre-tax charge would have been approximately $19 million. If the U.S. Dollar versus the Euro exchange rate decreased 5%, the pre-tax charge would have been approximately $92 million.

As a result of the SAPA, the Company has determined that amounts invested in the MHPS business are no longer indefinitely reinvested. Accordingly, the Company recorded previously unrecognized U.S. and foreign deferred taxes associated with its investment in MHPS subsidiaries.  The effective tax rate on income from discontinued operations in 2016 differs from the statutory rate, in part, due to the recognition of these deferred taxes.

Income (loss) from discontinued operations

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$322.1	$385.6	$634.7	$725.4
Cost of sales	(242.1)	(303.6)	(512.9)	(568.1)
Selling, general and administrative expenses	(63.7)	(69.8)	(158.5)	(139.2)
Impairment of MHPS disposal group	(55.6)	—	(55.6)	—
Net interest (expense)	(0.2)	(0.4)	(0.6)	(0.9)
Other income (expense)	0.1	1.8	2.2	(0.9)
Income (loss) from discontinued operations before income taxes	(39.4)	13.6	(90.7)	16.3
(Provision for) benefit from income taxes	(5.7)	(3.2)	(6.8)	(5.7)
Income (loss) from discontinued operations – net of tax	(45.1)	10.4	(97.5)	10.6
Net loss (income) attributable to noncontrolling interest	0.5	(1.1)	0.7	(1.8)
Income (loss) from discontinued operations – net of tax attributable to Terex Corporation	$(44.6)	$9.3	$(96.8)	$8.8

Construction

During the second quarter of 2016, the Company entered into an agreement to sell certain compact and other construction assets and liabilities of the Company’s former Construction segment, including the following products: midi/mini excavators, wheeled excavators and compact wheel loaders, primarily in Europe. The Company expects to realize proceeds of approximately $60 million from the sale in the second half of 2016. The associated assets and liabilities are reported below and in the Condensed Consolidated Balance Sheet as held for sale. The operating results for this business are reported in continuing operations, within the Corporate and Other category in our segment disclosures. We recognized a pre-tax charge of  $5.7 million ($3.9 million after-tax) in the second quarter of 2016 to write-down assets of the disposal group to estimated fair value, less costs to sell, of which $4.0 million is recorded in Cost of goods sold and $1.7 million is recorded in Selling, general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Income (Loss).

Assets and liabilities held for sale

Assets and liabilities held for sale consist of the Company’s MHPS assets and liabilities that are being sold to Konecranes and certain assets and liabilities of the Company’s former Construction segment, primarily in Europe, which are expected to be sold within one year. Such assets and liabilities are classified as held for sale upon meeting the requirements of ASC 360 - “Property, Plant and Equipment”, and are recorded at lower of carrying amounts or fair value less costs to sell. Assets are no longer depreciated once classified as held for sale. The following table provides the amounts of assets and liabilities held for sale in the Condensed Consolidated Balance Sheet (in millions):

	June 30, 2016			December 31, 2015
	MHPS	Construction	Total	MHPS
Assets
Cash and cash equivalents	$97.3	$—	$97.3	$95.3
Trade receivables – net	223.1	19.5	242.6	236.0
Inventories	424.5	35.0	459.5	382.1
Prepaid and other current assets	27.1	1.2	28.3	36.2
Current assets held for sale	$772.0	$55.7	$827.7	$749.6

Property, plant and equipment – net	$304.3	$14.9	$319.2	$303.9
Goodwill	596.4	—	596.4	564.1
Intangible assets	225.2	—	225.2	226.9
Impairment reserve	(55.6)	—	(55.6)	—
Other assets	74.6	4.8	79.4	65.6
Non-current assets held for sale	$1,144.9	$19.7	$1,164.6	$1,160.5

Liabilities
Notes payable and current portion of long-term debt	$22.6	$—	$22.6	$13.8
Trade accounts payable	154.4	18.3	172.7	177.0
Accruals and other current liabilities	328.0	8.3	336.3	255.2
Current liabilities held for sale	$505.0	$26.6	$531.6	$446.0

Long-term debt, less current portion	$0.1	$—	$0.1	$0.1
Retirement plans and other non-current liabilities	307.6	0.5	308.1	298.4
Non-current liabilities held for sale	$307.7	$0.5	$308.2	$298.5

The following table provides amounts of cash and cash equivalents presented in the Consolidated Statement of Cash Flows (in millions):

	June 30, 2016	December 31, 2015
Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$200.8	$371.2
Cash and cash equivalents - discontinued operations	97.3	95.3
Total cash and cash equivalents:	$298.1	$466.5

Cash and cash equivalents of discontinued operations at June 30, 2016 and December 31, 2015 include $11.1 million and $9.8 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

The following table provides supplemental cash flow information related to discontinued operations (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Non-cash operating items:
Depreciation and amortization	$9.1	$13.8	$22.4	$28.1
Impairment of MHPS disposal group	$55.6	$—	$55.6	$—
Deferred taxes	$4.4	$(0.6)	$4.3	$0.2
Investing activities:
Capital expenditures	$4.7	$5.8	$8.5	$10.6

Other

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Gain (loss) on disposition of discontinued operations	$0.1	$(0.4)	$4.6	$3.2
(Provision for) benefit from income taxes	—	—	(1.1)	(0.5)
Gain (loss) on disposition of discontinued operations – net of tax	$0.1	$(0.4)	$3.5	$2.7

During the six months ended June 30, 2016 and 2015 the Company recorded gains of $3.0 million and $2.8 million, respectively, net of tax, related to the sale of its Atlas heavy construction equipment and knuckle-boom cranes businesses based on contractually obligated earnings based payments from the purchaser. During the six months ended June 30, 2016 the Company recorded a gain of $0.5 million, net of tax, related to the sale of its truck business.

NOTE F – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income (loss) from continuing operations attributable to Terex Corporation common stockholders	$109.6	$75.9	$87.6	$74.3
Income (loss) from discontinued operations–net of tax	(44.6)	9.3	(96.8)	8.8
Gain (loss) on disposition of discontinued operations–net of tax	0.1	(0.4)	3.5	2.7
Net income (loss) attributable to Terex Corporation	$65.1	$84.8	$(5.7)	$85.8
Basic shares:
Weighted average shares outstanding	109.2	106.2	109.0	106.2
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$1.01	$0.71	$0.81	$0.70
Income (loss) from discontinued operations–net of tax	(0.41)	0.09	(0.89)	0.08
Gain (loss) on disposition of discontinued operations–net of tax	—	—	0.03	0.03
Net income (loss) attributable to Terex Corporation	$0.60	$0.80	$(0.05)	$0.81
Diluted shares:
Weighted average shares outstanding - basic	109.2	106.2	109.0	106.2
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	0.4	2.8	0.6	3.7
Diluted weighted average shares outstanding	109.6	109.0	109.6	109.9
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$1.00	$0.70	$0.80	$0.68
Income (loss) from discontinued operations–net of tax	(0.41)	0.08	(0.88)	0.08
Gain (loss) on disposition of discontinued operations–net of tax	—	—	0.03	0.02
Net income (loss) attributable to Terex Corporation	$0.59	$0.78	$(0.05)	$0.78

The following table provides information to reconcile amounts reported on the Condensed Consolidated Statement of Comprehensive Income to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions):
Reconciliation of Amounts Attributable to Common Stockholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income (loss) from continuing operations	$109.6	$75.9	$87.6	$74.2
Net loss (income) from continuing operations attributable to noncontrolling interest	—	—	—	0.1
Income (loss) from continuing operations attributable to common stockholders	$109.6	$75.9	$87.6	$74.3

Weighted average options to purchase 0.1 million of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during the three and six months ended June 30, 2016 and 2015, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 0.9 million and 1.4 million were outstanding during the three and six months ended June 30, 2016, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance. Weighted average restricted stock awards of 0.8 million and 0.9 million were outstanding during the three and six months ended June 30, 2015, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance. ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

In connection with settlement of the 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”) the Company issued 3.4 million shares of common stock in June 2015. See Note M – “Long-Term Obligations.” Included in the computation of diluted shares for the three and six months ended June 30, 2015 was 2.3 million and 2.8 million shares, respectively, that were contingently issuable prior to conversion.

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

The Company’s net finance receivable balances include both sales-type leases and commercial loans. Finance receivables that management intends to hold until maturity are stated at their outstanding unpaid principal balances, net of an allowance for loan losses as well as any deferred fees and costs. Finance receivables originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, in the aggregate. During the three and six months ended June 30, 2016 the Company sold finance receivables of $76.3 million and $110.2 million, respectively, to third party financial institutions. During the three and six months ended June 30, 2015 the Company sold finance receivables of $18.5 million and $21.4 million, respectively, to third party financial institutions.

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

Finance receivables, net consisted of the following (in millions):

	June 30, 2016	December 31, 2015
Commercial loans	$314.6	$331.4
Sales-type leases	18.9	21.9
Total finance receivables, gross	333.5	353.3
Allowance for credit losses	(7.4)	(7.3)
Total finance receivables, net	$326.1	$346.0

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

The following table presents an analysis of the allowance for credit losses:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$6.4	$1.1	$7.5	$2.6	$1.2	$3.8
Provision for credit losses	0.5	(0.6)	(0.1)	1.1	—	1.1
Charge offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Balance, end of period	$6.9	$0.5	$7.4	$3.7	$1.2	$4.9

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$6.5	0.8	$7.3	$1.9	$1.1	$3.0
Provision for credit losses	0.4	(0.3)	0.1	1.8	0.1	1.9
Charge offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Balance, end of period	$6.9	$0.5	$7.4	$3.7	$1.2	$4.9

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

The following tables present individually impaired finance receivables (in millions):

	June 30, 2016			December 31, 2015
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Recorded investment	$1.5	$0.6	$2.1	$1.9	$1.8	$3.7
Related allowance	1.5	—	1.5	1.9	0.5	2.4
Average recorded investment	1.7	1.2	2.9	1.0	2.5	3.5

The average recorded investment for impaired finance receivables was $1.7 million for sales-type leases at June 30, 2015, which was fully reserved. There were no impaired commercial loans at June 30, 2015.

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in millions):

	June 30, 2016			December 31, 2015
Allowance for credit losses, ending balance:	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Individually evaluated for impairment	$1.5	$—	$1.5	$1.9	$0.5	$2.4
Collectively evaluated for impairment	5.4	0.5	5.9	4.6	0.3	4.9
Total allowance for credit losses	$6.9	$0.5	$7.4	$6.5	$0.8	$7.3

Finance receivables, ending balance:
Individually evaluated for impairment	$1.5	$0.6	$2.1	$1.9	$1.8	$3.7
Collectively evaluated for impairment	313.1	18.3	331.4	329.5	20.1	349.6
Total finance receivables	$314.6	$18.9	$333.5	$331.4	$21.9	$353.3

Accounts are considered delinquent when the billed periodic payments of the finance receivables exceed 30 days past the due date.

The following table presents analysis of aging of recorded investment in finance receivables (in millions):

	June 30, 2016
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$312.9	$1.6	$—	$0.1	$1.7	$314.6
Sales-type leases	18.2	0.1	—	0.6	0.7	18.9
Total finance receivables	$331.1	$1.7	$—	$0.7	$2.4	$333.5

	December 31, 2015
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$329.6	$0.8	$—	$1.0	$1.8	$331.4
Sales-type leases	20.2	0.5	—	1.2	1.7	21.9
Total finance receivables	$349.8	$1.3	$—	$2.2	$3.5	$353.3

At June 30, 2016 and December 31, 2015, $0.1 million and $1.0 million, respectively, of commercial loans were 90 days or more past due. Commercial loans in the amount of $3.1 million and $4.8 million were on non-accrual status as of June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016 and December 31, 2015 there were $0.6 million and $1.2 million, respectively, of sales-type lease receivables which were 90 days or more past due. Sales-type leases in the amount of $0.7 million and $1.3 million were on non-accrual status as of June 30, 2016 and December 31, 2015, respectively.

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

Finance receivables by risk rating (in millions):

Rating	June 30, 2016	December 31, 2015
Superior	$17.5	$21.5
Above Average	152.7	159.4
Average	118.3	117.9
Below Average	40.6	44.2
Sub Standard	4.4	10.3
Total	$333.5	$353.3

NOTE H – INVENTORIES

Inventories consist of the following (in millions):

	June 30, 2016	December 31, 2015
Finished equipment	$438.8	$429.1
Replacement parts	155.0	168.3
Work-in-process	207.9	190.4
Raw materials and supplies	233.6	275.8
Inventories	$1,035.3	$1,063.6

Reserves for lower of cost or market value, excess and obsolete inventory were $92.9 million and $76.8 million at June 30, 2016 and December 31, 2015, respectively.

NOTE I – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	June 30, 2016	December 31, 2015
Property	$34.0	$37.2
Plant	142.5	161.9
Equipment	534.4	545.2
Property, plant and equipment – gross	710.9	744.3
Less: Accumulated depreciation	(355.3)	(372.4)
Property, plant and equipment – net	$355.6	$371.9

NOTE J – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	Cranes	MP	Total
Balance at December 31, 2015, gross	$137.7	$183.1	$204.3	$525.1
Accumulated impairment	(38.6)	(4.2)	(23.2)	(66.0)
Balance at December 31, 2015, net (1)	99.1	178.9	181.1	459.1
Foreign exchange effect and other	(0.5)	3.0	(11.3)	(8.8)
Balance at June 30, 2016, gross	137.2	186.1	193.0	516.3
Accumulated impairment	(38.6)	(4.2)	(23.2)	(66.0)
Balance at June 30, 2016, net (2)	$98.6	$181.9	$169.8	$450.3

(1) Includes a $17.9 million reclassification of goodwill from Cranes to discontinued operations, and a $0.9 million reclassification of goodwill from Cranes to AWP as a result of segment realignments. See Note C - “Business Segment Information”.
(2) During the second quarter of 2016 the Company wrote off $132.8 million of fully impaired goodwill associated with its former Construction segment.

Intangible assets, net were comprised of the following as of June 30, 2016 and December 31, 2015 (in millions):

		June 30, 2016			December 31, 2015
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$17.9	$(16.3)	$1.6	$17.3	$(15.7)	$1.6
Customer Relationships	21	34.2	(24.8)	9.4	34.8	(24.9)	9.9
Land Use Rights	67	8.2	(0.9)	7.3	8.2	(0.9)	7.3
Other	6	27.9	(24.2)	3.7	28.0	(24.2)	3.8
Total definite-lived intangible assets		$88.2	$(66.2)	$22.0	$88.3	$(65.7)	$22.6

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Aggregate Amortization Expense	$0.7	$0.7	$1.4	1.5

Estimated aggregate intangible asset amortization expense (in millions) for each of the five years below is:

2016	$2.9
2017	$2.8
2018	$2.3
2019	$2.2
2020	$2.2

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

The Company has used and may use forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions.  Primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar.  The effective portion of unrealized gains and losses associated with forward contracts and intrinsic value of option contracts are deferred as a component of Accumulated other comprehensive income (“AOCI”) until the underlying hedged transactions are reported in the Company’s Condensed Consolidated Statement of Comprehensive Income.  The Company has used and may use interest rate swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt and changes in the fair value of fixed rate debt.  Primary exposure includes movements in the U.S. prime rate, Commercial Paper rate, London Interbank Offered Rate (“LIBOR”) and Euro Interbank Offered Rate (“EURIBOR”). The change in fair value of derivatives designated as cash flow hedges are deferred in AOCI and are recognized in earnings as hedged transactions occur.  Changes in fair value associated with contracts deemed ineffective are recognized in earnings immediately.

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

The Company is party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At June 30, 2016, the Company had $262.5 million notional amount of currency exchange forward contracts outstanding that were initially designated as hedge contracts, most of which mature on or before June 30, 2017.  The fair market value of these contracts at June 30, 2016 was a net loss of $2.9 million.  At June 30, 2016, $211.1 million notional amount ($3.1 million of fair value loss) of these forward contracts have been designated as, and are effective as, cash flow hedges of forecasted and specifically identified transactions.  During 2016 and 2015, the Company recorded the change in fair value for these cash flow hedges to AOCI and reclassified to earnings a portion of the deferred gain or loss from AOCI as the hedged transactions occurred and were recognized in earnings.

The Company records foreign exchange contracts at fair value on a recurring basis.  The foreign exchange contracts designated as hedging instruments are categorized under Level 2 of the ASC 820 hierarchy and are recorded at June 30, 2016 and December 31, 2015 as a net liability of $2.9 million and net asset of $3.1 million, respectively.  See Note B – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. Fair values of these foreign exchange forward contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities.

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

Concurrent with the 2014 sale of a majority stake in A.S.V., Inc. to Manitex International, Inc. (“Manitex”), the Company invested in a subordinated convertible promissory note from Manitex, which included an embedded derivative, the conversion feature. At the date of issuance, the embedded derivative was measured at fair value. The derivative is marked-to-market each period with changes in fair value recorded in Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income.

The Company entered into certain interest rate swap agreements to offset the variability of cash flows due to changes in the floating rate of borrowings under its Securitization Facility, which was terminated on May 31, 2016. See Note M – “Long-Term Obligations,” for additional information on the Securitization Facility. The interest rate swaps were designated as cash flow hedges of the changes in the cash flows of interest rate payments on debt associated with changes in floating interest rates. Changes in the fair value of these derivative financial instruments were recognized as gains or losses in Cost of goods sold in the Condensed Consolidated Statement of Comprehensive Income. The Company recorded these contracts at fair value on a recurring basis.  At June 30, 2016, the Company had no interest rate swap contracts outstanding, because it terminated the Securitization Facility and concurrently settled its outstanding interest rate swap contracts. The interest rate swap contracts designated as hedging instruments were categorized under Level 2 of the ASC 820 hierarchy and were recorded at December 31, 2015 as a net asset of $0.2 million. The fair value of these contracts was derived using quoted interest rate swap prices at the reporting date based on their maturities.

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	June 30, 2016	December 31, 2015
Foreign exchange contracts	Other current assets	$4.6	$4.0
Interest rate swap	Other assets	—	0.9
Total asset derivatives		4.6	4.9
Liability Derivatives
Foreign exchange contracts	Other current liabilities	(7.6)	(0.8)
Interest rate swap	Other current liabilities	—	(0.7)
Total liability derivatives		(7.6)	(1.5)
Total Derivatives		$(3.0)	$3.4

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	June 30, 2016	December 31, 2015
Foreign exchange contracts	Other current assets	$0.2	$0.5
Debt conversion feature	Other assets	1.4	1.1
Total asset derivatives		1.6	1.6
Liability Derivatives
Foreign exchange contracts	Other current liabilities	(10.0)	(0.2)
Total liability derivatives		(10.0)	(0.2)
Total Derivatives		$(8.4)	$1.4

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income and AOCI (in millions):

Gain (Loss) Recognized in AOCI on Derivatives:	Three Months Ended June 30,		Six Months Ended June 30,
Cash Flow Derivatives	2016	2015	2016	2015
Foreign exchange contracts	$(1.5)	$0.9	$(4.6)	$1.2
Interest rate swap	0.3	(0.1)	(0.2)	(0.1)
Total	$(1.2)	$0.8	$(4.8)	$1.1
Gain (Loss) Reclassified from AOCI into Income (Effective):	Three Months Ended June 30,		Six Months Ended June 30,
Account	2016	2015	2016	2015
Cost of goods sold	$—	$3.9	$1.3	$6.3
Other income (expense) – net	—	1.2	—	(4.7)
Total	$—	$5.1	$1.3	$1.6
Gain (Loss) Recognized in Income on Derivatives (Ineffective):	Three Months Ended June 30,		Six Months Ended June 30,
Account	2016	2015	2016	2015
Cost of goods sold	$0.8	$—	$0.9	$—
Other income (expense) – net	0.1	(0.8)	—	0.3
Total	$0.9	$(0.8)	$0.9	$0.3

The following table provides the effect of derivative instruments that are not designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (in millions):

Gain (Loss) Recognized in Income on Derivatives not designated as hedges:	Three Months Ended June 30,		Six Months Ended June 30,
Account	2016	2015	2016	2015
Other income (expense) – net	$(7.5)	$(1.0)	$(9.8)	$(3.1)

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

Unrealized net gains (losses), net of tax, included in AOCI are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$(1.3)	$(0.4)	$2.3	$(0.7)
Additional gains (losses) – net	(1.1)	5.8	(3.5)	3.0
Amounts reclassified to earnings	(0.1)	(5.0)	(1.3)	(1.9)
Balance at end of period	$(2.5)	$0.4	$(2.5)	$0.4

Within the unrealized net gains (losses) included in AOCI as of June 30, 2016, it is estimated that $2.5 million of losses are expected to be reclassified into earnings in the next twelve months.

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

During the second quarter of 2016, the Company established restructuring programs in the Cranes segment to transfer production between existing facilities in order to maximize labor efficiencies and reduce overhead costs, and incurred $16.0 million of expense. The programs are expected to cost $27.5 million, result in the reduction of approximately 250 team members and are expected to be completed in 2017.

During the second quarter of 2016, the Company incurred $7.1 million of severance expense associated with a restructuring program in Corporate to consolidate redundant facilities. The program is expected to cost $7.1 million, result in the reduction of approximately 500 team members and is expected to be completed in 2017.

The following table provides information for all restructuring activities by segment including the amount of expense incurred during the six months ended June 30, 2016, the cumulative amount of expenses incurred since inception of the programs through June 30, 2016, and the total amount expected to be incurred (in millions):

	Amount incurred during the six months ended June 30, 2016	Cumulative amount incurred through June 30, 2016	Total amount expected to be incurred
AWP	$0.8	$0.8	$0.8
Cranes	16.0	16.8	27.5
MP	0.5	1.5	3.2
Corp & Other	7.1	7.1	7.1
Total	$24.4	$26.2	$38.6

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the six months ended June 30, 2016, the cumulative amount of expenses incurred since inception of the programs and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred in the six months ended June 30, 2016	$22.1	$—	$2.3	$24.4
Cumulative amount incurred through June 30, 2016	$23.3	$0.1	$2.8	$26.2
Total amount expected to be incurred	$25.1	$2.4	$11.1	$38.6

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the six months ended June 30, 2016 (in millions):

	Employee Termination Costs	Total
Restructuring reserve at December 31, 2015	$0.9	$0.9
Restructuring charges	22.1	22.1
Cash expenditures	(0.4)	(0.4)
Foreign exchange	(0.1)	(0.1)
Restructuring reserve at June 30, 2016	$22.5	$22.5

Other

During the first six months of 2016, the Company recorded approximately $3 million and $10 million as a component of Cost of goods sold and Selling, general and administrative expenses (“SG&A”), respectively, for severance charges for structural cost reduction actions across all segments and corporate functions.

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

As of June 30, 2016 and December 31, 2015, the Company had $442.0 million and $439.2 million, respectively, in U.S. dollar and Euro denominated term loans outstanding under its 2014 Credit Agreement. The weighted average interest rate on the term loans at June 30, 2016 and December 31, 2015 was 3.50%. The Company had $100.0 million in U.S. dollar denominated revolving credit amounts outstanding as of June 30, 2016. The Company had no outstanding U.S. dollar and Euro denominated revolving credit amounts at December 31, 2015. The weighted average interest rate on the revolving credit amounts at June 30, 2016 was 2.60%.

The 2014 Credit Agreement incorporates facilities for issuance of letters of credit up to $400 million.  Letters of credit issued under the 2014 Credit Agreement letter of credit facility decrease availability under the $600 million revolving line of credit.  As of June 30, 2016 and December 31, 2015, the Company had no letters of credit issued under the 2014 Credit Agreement.  The 2014 Credit Agreement also permits the Company to have additional letter of credit facilities up to $300 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit. The Company had letters of credit issued under the additional letter of credit facilities of the 2014 Credit Agreement that totaled $35.2 million and $21.2 million as of June 30, 2016 and December 31, 2015, respectively.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2014 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $182.1 million ($162.6 million related to discontinued operations) and $189.7 million ($153.6 million related to discontinued operations) as of June 30, 2016 and December 31, 2015, respectively.

In total, as of June 30, 2016 and December 31, 2015, the Company had letters of credit outstanding of $217.3 million ($162.6 million related to discontinued operations) and $210.9 million ($153.6 million related to discontinued operations), respectively. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

2015 Securitization Facility

On May 28, 2015, the Company, through certain of its subsidiaries, entered into a Loan and Security Agreement (the “Securitization Facility”) with lenders party thereto. The borrower under the Securitization Facility was a bankruptcy remote subsidiary of the Company (the “Borrower”). On May 31, 2016, the Company terminated the Securitization Facility, and repaid all outstanding loans because it was not providing the Company with the flexibility needed for its portfolio of assets. As a result of terminating the Securitization Facility, during the six months ended June 30, 2016 the Company recorded a loss on early extinguishment of debt of $0.4 million to write-off deferred debt costs. Under the Securitization Facility, the Borrower received loans from time to time from conduit lenders thereunder, which were secured by and payable from collateral of the Borrower (primarily equipment loans and leases to Terex customers originated by TFS and transferred to the Borrower). The facility limit for such loans was $350 million and contained customary representations, warranties and covenants.

At December 31, 2015, the Company had $206.5 million in loans outstanding under the Securitization Facility. The weighted average interest rate on the Securitization Facility at December 31, 2015 was 1.46%. Interest expense on loans outstanding under this facility were recorded to Cost of goods sold in the Condensed Consolidated Statement of Comprehensive Income. The Company was party to certain derivative interest rate swap agreements entered into to hedge its exposure to variable interest rates related to the Securitization Facility. The effective interest rate on the Securitization Facility when combined with the interest rate swap agreements was 2.13% at December 31, 2015. For further information on the interest rate swap agreements see Note K – “Derivative Financial Instruments.”

Commitment Letter

On May 16, 2016, as a result of terminating the BCA, Terex and Konecranes terminated the commitment letter they entered into on August 10, 2015 with Credit Suisse Securities (USA) LLC (“CS Securities”) and Credit Suisse AG (“CS” and, together with CS Securities and their respective affiliates, “Credit Suisse”) and the commitments thereunder by Credit Suisse, the other commitment parties and the lenders in respect of the senior secured credit facilities (the “Commitment Letter”). As Terex and Konecranes terminated the BCA, the parties no longer needed the use of funds that would have been supplied by the senior secured credit facilities pursuant to the Commitment Letter.

In connection with the Commitment Letter, the Company incurred fees of $7.2 million on the unused commitment for the six months ended June 30, 2016 which are included with transaction costs directly related to the BCA and are recorded in Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

Fair Value of Debt

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of June 30, 2016, as follows (in millions, except for quotes):

	Book Value	Quote	FV
6% Notes	$850.0	$1.01000	$859
6-1/2% Notes	$300.0	$1.02500	$308
2014 Credit Agreement Term Loan (net of discount) – USD	$224.5	$0.98375	$221
2014 Credit Agreement Term Loan (net of discount) – EUR	$217.5	$0.99250	$216

The fair value of debt reported in the table above is based on price quotations on the debt instrument in an active market and therefore categorized under Level 1 of the ASC 820 hierarchy. See Note A – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. The Company believes that the carrying value of its other borrowings, including amounts outstanding for the revolving credit line under the 2014 Credit Agreement approximate fair market value based on maturities for debt of similar terms. The fair value of these other borrowings are categorized under Level 2 of the ASC 820 hierarchy.

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2016			2015			2016			2015
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$0.3	$0.7	$—	$0.3	$0.7	$—	$0.6	$1.4	$—	$0.6	$1.3	$—
Interest cost	1.7	1.6	—	1.8	1.8	—	3.5	3.3	0.1	3.6	3.5	0.1
Expected return on plan assets	(2.0)	(1.6)	—	(2.4)	(1.8)	—	(4.1)	(3.2)	—	(4.9)	(3.5)	—
Amortization of actuarial loss	1.1	0.7	—	0.9	0.8	—	2.1	1.3	—	1.9	1.6	—
Net periodic cost	$1.1	$1.4	$—	$0.6	$1.5	$—	$2.1	$2.8	$0.1	$1.2	$2.9	$0.1

NOTE O – LITIGATION AND CONTINGENCIES

General

The Company is involved in various legal proceedings, including product liability, general liability, workers’ compensation liability, employment, commercial and intellectual property litigation, which have arisen in the normal course of operations. The Company is insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risk required by law or contract, with retained liability or deductibles. The Company records and maintains an estimated liability in the amount of management’s estimate of the Company’s aggregate exposure for such retained liabilities and deductibles. For such retained liabilities and deductibles, the Company determines its exposure based on probable loss estimations, which requires such losses to be both probable and the amount or range of probable loss to be estimable. The Company believes it has made appropriate and adequate reserves and accruals for its current contingencies and the likelihood of a material loss beyond amounts accrued is remote. The Company believes the outcome of such matters, individually and in aggregate, will not have a material adverse effect on its financial statements as a whole. However, outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in the Company incurring significant liabilities which could have a material adverse effect on its results of operations.

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

•
On August 21, 2015, a purported Terex stockholder, Bernard Stern, filed a class action complaint challenging the Merger in the Delaware Chancery Court, and on August 26, 2015, a purported Terex stockholder, Joseph Weinstock, filed a class action complaint challenging the Merger in the Delaware Chancery Court. The complaints name as defendants Terex Corporation, Konecranes Plc, Konecranes, Inc., Konecranes Acquisition Company LLC and the members of the Board of Directors of Terex. On March 22, 2016, the plaintiff in the Stern action filed a notice of voluntary dismissal without prejudice of his action, which was approved by the Court. On May 20, 2016, the plaintiff in the Weinstock action filed a notice of voluntary dismissal without prejudice of his action, which was approved by the Court.

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

Credit Guarantees

Customers of the Company from time to time may fund the acquisition of the Company’s equipment through third-party finance companies.  In certain instances, the Company may provide a credit guarantee to the finance company, by which the Company agrees to make payments to the finance company should the customer default.  Maximum liability of the Company is generally limited to its customer’s remaining payments due to the finance company at time of default.  In the event of customer default, the Company or the finance company is generally able to recover and dispose of equipment at a minimum loss, if any, to the Company.

As of June 30, 2016 and December 31, 2015, the Company’s maximum exposure to such credit guarantees was $39.3 million and $39.8 million, respectively, including total guarantees issued by a German subsidiary, part of the Cranes segment, of $18.2 million and $19.0 million, respectively (credit guarantees as of June 30, 2016 and December 31, 2015 include $1.7 million of guarantees related to discontinued operations). Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. Maximum exposure for residual value guarantees issued by the Company totaled $4.8 million and $3.7 million as of June 30, 2016 and December 31, 2015, respectively. The Company is generally able to mitigate some risk associated with these guarantees because the maturity of guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to functionality and state of repair of the machine.  As of June 30, 2016 and December 31, 2015, the Company’s maximum exposure pursuant to buyback guarantees was $5.2 million and $6.9 million, respectively ($4.9 million and $6.6 million related to discontinued operations, respectively). The Company is generally able to mitigate some risk of these guarantees because maturity of guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time and through leveraging its access to used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $4 million and $3 million as of June 30, 2016 and December 31, 2015, respectively, for estimated fair value of all guarantees provided.

There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$64.6	$85.9	$(6.4)	$87.5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment (CTA), net of (provision for) benefit from taxes of $(8.0), $2.4, $(7.7) and $9.2, respectively	(72.4)	85.4	(10.5)	(126.2)
Derivative hedging adjustment, net of (provision for) benefit from taxes of $0.5, $(0.2), $0.8 and $0.0, respectively	(1.2)	0.8	(4.8)	1.1
Debt and equity securities adjustment, net of (provision for) benefit from taxes of $0.0, $0.1, $0.0 and $0.1, respectively	2.7	(2.3)	2.3	(5.4)
Pension liability adjustment:
Amortization of actuarial (gain) loss, net of provision for (benefit from) taxes of $(1.1), $(0.4), $(1.6) and $(0.8), respectively	1.4	2.4	3.3	4.9
Foreign exchange and other effects, net of (provision for) benefit from taxes of $(1.0), $1.1, $0.2 and $(1.3), respectively	4.4	(5.4)	3.0	6.7
Total pension liability adjustment	5.8	(3.0)	6.3	11.6
Other comprehensive income (loss)	(65.1)	80.9	(6.7)	(118.9)
Comprehensive income (loss)	(0.5)	166.8	(13.1)	(31.4)
Comprehensive loss (income) attributable to noncontrolling interest	0.8	(1.1)	0.9	(1.7)
Comprehensive income (loss) attributable to Terex Corporation	$0.3	$165.7	$(12.2)	$(33.1)

Changes in Accumulated Other Comprehensive Income
The table below presents changes in AOCI by component for the three and six months ended June 30, 2016 and 2015. All amounts are net of tax (in millions).

	Three months ended June 30, 2016					Three months ended June 30, 2015
	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(430.8)	$(1.3)	$(6.7)	$(152.4)	$(591.2)	$(457.1)	$(0.4)	$(1.5)	$(170.6)	$(629.6)
Other comprehensive income before reclassifications	(72.4)	(1.1)	2.7	4.4	(66.4)	85.4	5.8	(2.3)	(5.4)	83.5
Amounts reclassified from AOCI	—	(0.1)	—	1.4	1.3	—	(5.0)	—	2.4	(2.6)
Net other comprehensive Income (Loss)	(72.4)	(1.2)	2.7	5.8	(65.1)	85.4	0.8	(2.3)	(3.0)	80.9
Ending balance	$(503.2)	$(2.5)	$(4.0)	$(146.6)	$(656.3)	$(371.7)	$0.4	$(3.8)	$(173.6)	$(548.7)

	Six months ended June 30, 2016					Six months ended June 30, 2015
	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(492.7)	$2.3	$(6.3)	$(152.9)	$(649.6)	$(245.5)	$(0.7)	$1.6	$(185.2)	$(429.8)
Other comprehensive income before reclassifications	(10.5)	(3.5)	2.3	3.0	(8.7)	(126.2)	3.0	(5.4)	6.7	(121.9)
Amounts reclassified from AOCI	—	(1.3)	—	3.3	2.0	—	(1.9)	—	4.9	3.0
Net Other Comprehensive Income (Loss)	(10.5)	(4.8)	2.3	6.3	(6.7)	(126.2)	1.1	(5.4)	11.6	(118.9)
Ending balance	$(503.2)	$(2.5)	$(4.0)	$(146.6)	$(656.3)	$(371.7)	$0.4	$(3.8)	$(173.6)	$(548.7)

Stock-Based Compensation

During the six months ended June 30, 2016, the Company awarded 2.0 million shares of restricted stock to its employees with a weighted average grant date fair value of $23.88 per share.  Approximately 80% of these restricted stock awards vest ratably over a three year period and approximately 20% cliff vest at the end of a three year period and are based on performance targets containing a market condition. The Company used the Monte Carlo method to determine grant date fair value of $29.24 per share for the awards with a market condition granted on March 3, 2016.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

Grant date
March 3, 2016
Dividend yields	1.22%
Expected volatility	45.59%
Risk free interest rate	0.97%
Expected life (in years)	3

Share Repurchases and Dividends

In February 2015, the Company announced authorization by its Board of Directors for the repurchase of up to $200 million of the Company’s outstanding shares of common stock. During the six months ended June 30, 2016 the Company did not repurchase any shares under this program. In each of the first two quarters of 2016, the Company’s Board of Directors declared a dividend of $0.07 per share, which was paid to its shareholders.

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2016
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$1.5	$762.6	$783.5	$(249.9)	$1,297.7
Cost of goods sold	(1.3)	(645.8)	(653.6)	245.1	(1,055.6)
Gross profit	0.2	116.8	129.9	(4.8)	242.1
Selling, general and administrative expenses	(11.0)	(62.6)	(99.9)	4.8	(168.7)
Income (loss) from operations	(10.8)	54.2	30.0	—	73.4
Interest income	25.1	17.2	0.5	(41.7)	1.1
Interest expense	(37.3)	(2.4)	(27.5)	41.7	(25.5)
Loss on early extinguishment of debt	—	—	(0.4)	—	(0.4)
Income (loss) from subsidiaries	141.6	4.7	(2.1)	(144.2)	—
Other income (expense) – net	(15.9)	7.4	2.4	—	(6.1)
Income (loss) from continuing operations before income taxes	102.7	81.1	2.9	(144.2)	42.5
(Provision for) benefit from income taxes	6.9	(7.7)	67.9	—	67.1
Income (loss) from continuing operations	109.6	73.4	70.8	(144.2)	109.6
Income (loss) from discontinued operations – net of tax	(45.2)	(5.4)	(45.3)	50.8	(45.1)
Gain (loss) on disposition of discontinued operations – net of tax	—	—	0.1	—	0.1
Net income (loss)	64.4	68.0	25.6	(93.4)	64.6
Net loss (income) from continuing operations attributable to noncontrolling interest	—	—	—	—	—
Net loss (income) from discontinued operations attributable to noncontrolling interest	—	—	0.5	—	0.5
Net income (loss) attributable to Terex Corporation	$64.4	$68.0	$26.1	$(93.4)	$65.1

Comprehensive income (loss), net of tax	$0.3	$68.1	$38.5	$(107.4)	$(0.5)
Comprehensive loss (income) attributable to noncontrolling interest	—	—	0.8	—	0.8
Comprehensive income (loss) attributable to Terex Corporation	$0.3	$68.1	$39.3	$(107.4)	$0.3

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2016
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$2.2	$1,424.0	$1,456.6	$(470.8)	$2,412.0
Cost of goods sold	(1.9)	(1,216.8)	(1,233.0)	463.5	(1,988.2)
Gross profit	0.3	207.2	223.6	(7.3)	423.8
Selling, general and administrative expenses	(18.2)	(134.2)	(194.0)	7.3	(339.1)
Income (loss) from operations	(17.9)	73.0	29.6	—	84.7
Interest income	49.3	34.3	1.3	(82.6)	2.3
Interest expense	(74.1)	(4.4)	(54.3)	82.6	(50.2)
Loss on early extinguishment of debt	—	—	(0.4)	—	(0.4)
Income (loss) from subsidiaries	152.8	10.3	(5.4)	(157.7)	—
Other income (expense) – net	(33.8)	16.3	5.5	—	(12.0)
Income (loss) from continuing operations before income taxes	76.3	129.5	(23.7)	(157.7)	24.4
(Provision for) benefit from income taxes	11.3	(12.9)	64.8	—	63.2
Income (loss) from continuing operations	87.6	116.6	41.1	(157.7)	87.6
Income (loss) from discontinued operations – net of tax	(97.5)	(3.1)	(98.1)	101.2	(97.5)
Gain (loss) on disposition of discontinued operations – net of tax	0.5	—	3.0	—	3.5
Net income (loss)	(9.4)	113.5	(54.0)	(56.5)	(6.4)
Net loss (income) from continuing operations attributable to noncontrolling interest	—	—	—	—	—
Net loss (income) from discontinued operations attributable to noncontrolling interest	—	—	0.7	—	0.7
Net income (loss) attributable to Terex Corporation	$(9.4)	$113.5	$(53.3)	$(56.5)	$(5.7)

Comprehensive income (loss), net of tax	$(12.2)	$113.9	$12.8	$(127.6)	$(13.1)
Comprehensive loss (income) attributable to noncontrolling interest	—	—	0.9	—	0.9
Comprehensive income (loss) attributable to Terex Corporation	$(12.2)	$113.9	$13.7	$(127.6)	$(12.2)

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2015
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$4.6	$887.8	$810.5	$(260.0)	$1,442.9
Cost of goods sold	(3.9)	(710.6)	(686.2)	260.0	(1,140.7)
Gross profit	0.7	177.2	124.3	—	302.2
Selling, general and administrative expenses	(8.3)	(64.6)	(93.2)	—	(166.1)
Income (loss) from operations	(7.6)	112.6	31.1	—	136.1
Interest income	25.6	17.2	—	(41.9)	0.9
Interest expense	(39.5)	(1.6)	(28.7)	41.9	(27.9)
Income (loss) from subsidiaries	102.7	(0.7)	0.9	(102.9)	—
Other income (expense) – net	(16.1)	4.6	8.1	—	(3.4)
Income (loss) from continuing operations before income taxes	65.1	132.1	11.4	(102.9)	105.7
(Provision for) benefit from income taxes	10.8	(37.4)	(3.2)	—	(29.8)
Income (loss) from continuing operations	75.9	94.7	8.2	(102.9)	75.9
Income (loss) from discontinued operations – net of tax	10.4	0.9	10.3	(11.2)	10.4
Gain (loss) on disposition of discontinued operations – net of tax	—	—	(0.4)	—	(0.4)
Net income (loss)	86.3	95.6	18.1	(114.1)	85.9
Net loss (income) from continuing operations attributable to noncontrolling interest	—	—	—	—	—
Net loss (income) from discontinued operations attributable to noncontrolling interest	—	—	(1.1)	—	(1.1)
Net income (loss) attributable to Terex Corporation	$86.3	$95.6	$17.0	$(114.1)	$84.8

Comprehensive income (loss), net of tax	$165.7	$96.0	$32.6	$(127.5)	$166.8
Comprehensive loss (income) attributable to noncontrolling interest	—	—	(1.1)	—	(1.1)
Comprehensive income (loss) attributable to Terex Corporation	$165.7	$96.0	$31.5	$(127.5)	$165.7

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2015
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$5.5	$1,598.9	$1,468.4	$(474.1)	$2,598.7
Cost of goods sold	(4.2)	(1,317.2)	(1,247.9)	474.1	(2,095.2)
Gross profit	1.3	281.7	220.5	—	503.5
Selling, general and administrative expenses	(6.5)	(134.8)	(187.8)	—	(329.1)
Income (loss) from operations	(5.2)	146.9	32.7	—	174.4
Interest income	52.7	34.2	0.9	(86.0)	1.8
Interest expense	(80.4)	(2.7)	(59.7)	86.0	(56.8)
Income (loss) from subsidiaries	114.3	(2.4)	0.5	(112.4)	—
Other income (expense) – net	(25.9)	(3.9)	23.5	—	(6.3)
Income (loss) from continuing operations before income taxes	55.5	172.1	(2.1)	(112.4)	113.1
(Provision for) benefit from income taxes	18.7	(46.2)	(11.4)	—	(38.9)
Income (loss) from continuing operations	74.2	125.9	(13.5)	(112.4)	74.2
Income (loss) from discontinued operations – net of tax	10.6	1.3	10.4	(11.7)	10.6
Gain (loss) on disposition of discontinued operations – net of tax	—	—	2.7	—	2.7
Net income (loss)	84.8	127.2	(0.4)	(124.1)	87.5
Net loss (income) from continuing operations attributable to noncontrolling interest	—	—	0.1	—	0.1
Net loss (income) from discontinued operations attributable to noncontrolling interest	—	—	(1.8)	—	(1.8)
Net income (loss) attributable to Terex Corporation	$84.8	$127.2	$(2.1)	$(124.1)	$85.8

Comprehensive income (loss), net of tax	$(33.1)	$127.3	$(123.6)	$(2.0)	$(31.4)
Comprehensive loss (income) attributable to noncontrolling interest	—	—	(1.7)	—	(1.7)
Comprehensive income (loss) attributable to Terex Corporation	$(33.1)	$127.3	$(125.3)	$(2.0)	$(33.1)

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2016
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$27.1	$0.2	$173.5	$—	$200.8
Trade receivables – net	6.4	246.9	542.4	—	795.7
Intercompany receivables	57.5	64.1	72.1	(193.7)	—
Inventories	0.2	401.4	633.7	—	1,035.3
Prepaid and other current assets	61.0	92.4	53.8	—	207.2
Current assets held for sale	—	23.1	804.6	—	827.7
Total current assets	152.2	828.1	2,280.1	(193.7)	3,066.7
Property, plant and equipment – net	54.9	150.1	150.6	—	355.6
Goodwill	—	164.1	286.2	—	450.3
Non-current intercompany receivables	1,342.5	2,817.4	108.9	(4,268.8)	—
Investment in and advances to (from) subsidiaries	4,247.3	97.6	104.8	(4,402.0)	47.7
Other assets	50.0	253.0	225.9	—	528.9
Non-current assets held for sale	—	30.1	1,134.5	—	1,164.6
Total assets	$5,846.9	$4,340.4	$4,291.0	$(8,864.5)	$5,613.8

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$—	$0.7	$6.1	$—	$6.8
Trade accounts payable	16.1	231.4	304.8	—	552.3
Intercompany payables	3.9	56.3	133.5	(193.7)	—
Accruals and other current liabilities	52.2	128.3	253.6	—	434.1
Current liabilities held for sale	—	13.8	517.8	—	531.6
Total current liabilities	72.2	430.5	1,215.8	(193.7)	1,524.8
Long-term debt, less current portion	1,239.2	0.8	439.5	—	1,679.5
Non-current intercompany payables	2,624.2	—	1,644.6	(4,268.8)	—
Retirement plans and other non-current liabilities	55.2	37.6	119.0	—	211.8
Non-current liabilities held for sale	—	—	308.2	—	308.2
Total stockholders’ equity	1,856.1	3,871.5	563.9	(4,402.0)	1,889.5
Total liabilities and stockholders’ equity	$5,846.9	$4,340.4	$4,291.0	$(8,864.5)	$5,613.8

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2015
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$91.7	$0.2	$279.3	$—	$371.2
Trade receivables – net	5.2	241.7	456.4	—	703.3
Intercompany receivables	57.5	55.3	64.7	(177.5)	—
Inventories	—	424.2	639.4	—	1,063.6
Prepaid and other current assets	108.6	33.9	110.0	—	252.5
Current assets held for sale	—	17.1	732.5	—	749.6
Total current assets	263.0	772.4	2,282.3	(177.5)	3,140.2
Property, plant and equipment – net	57.9	145.9	168.1	—	371.9
Goodwill	—	162.2	296.9	—	459.1
Non-current intercompany receivables	1,353.8	2,786.4	72.9	(4,213.1)	—
Investment in and advances to (from) subsidiaries	4,010.2	94.4	95.2	(4,154.5)	45.3
Other assets	29.2	104.3	305.5	—	439.0
Non-current assets held for sale	—	29.5	1,131.0	—	1,160.5
Total assets	$5,714.1	$4,095.1	$4,351.9	$(8,545.1)	$5,616.0

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$—	$0.7	$65.7	$—	$66.4
Trade accounts payable	21.4	222.8	316.5	—	560.7
Intercompany payables	3.1	56.6	117.8	(177.5)	—
Accruals and other current liabilities	59.8	113.5	212.2	—	385.5
Current liabilities held for sale	—	17.6	428.4	—	446.0
Total current liabilities	84.3	411.2	1,140.6	(177.5)	1,458.6
Long-term debt, less current portion	1,138.1	1.2	590.5	—	1,729.8
Non-current intercompany payables	2,562.3	—	1,650.8	(4,213.1)	—
Retirement plans and other non-current liabilities	52.0	35.3	129.8	—	217.1
Non-current liabilities held for sale	—	—	298.5	—	298.5
Total stockholders’ equity	1,877.4	3,647.4	541.7	(4,154.5)	1,912.0
Total liabilities and stockholders’ equity	$5,714.1	$4,095.1	$4,351.9	$(8,545.1)	$5,616.0

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2016
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(181.0)	$163.5	$(3.9)	$5.8	$(15.6)
Cash flows from investing activities
Capital expenditures	(1.3)	(20.6)	(22.2)	—	(44.1)
Proceeds from disposition of discontinued operations	—	—	3.5	—	3.5
Acquisitions, net of cash acquired	—	—	(3.2)	—	(3.2)
Intercompany investing activities (1)	33.9	(97.5)	(23.5)	87.1	—
Other investing activities, net	—	1.9	27.1	(29.1)	(0.1)
Net cash provided by (used in) investing activities	32.6	(116.2)	(18.3)	58.0	(43.9)
Cash flows from financing activities
Repayments of debt	(432.7)	(0.5)	(248.3)	—	(681.5)
Proceeds from issuance of debt	532.8	—	52.3	—	585.1
Share repurchases	(1.0)	—	—	—	(1.0)
Dividends paid	(15.2)	—	—	—	(15.2)
Intercompany financing activities (1)	—	(46.2)	110.0	(63.8)	—
Other financing activities, net	—	—	(0.8)	—	(0.8)
Net cash provided by (used in) financing activities	83.9	(46.7)	(86.8)	(63.8)	(113.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	4.5	—	4.5
Net increase (decrease) in cash and cash equivalents	(64.5)	0.6	(104.5)	—	(168.4)
Cash and cash equivalents at beginning of period	91.6	3.1	371.8	—	466.5
Cash and cash equivalents at end of period	$27.1	$3.7	$267.3	$—	$298.1

(1)	Intercompany investing and financing activities include cash pooling activity between Terex Corporation and Wholly-Owned Guarantors.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2015
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(393.2)	$315.3	$133.4	$(140.3)	$(84.8)
Cash flows from investing activities
Capital expenditures	(0.4)	(20.5)	(27.8)	—	(48.7)
Acquisitions, net of cash acquired	—	(48.3)	(11.5)	—	(59.8)
Proceeds from disposition of discontinued operations	(2.5)	—	3.2	—	0.7
Intercompany investing activities (1)	380.8	—	(141.3)	(239.5)	—
Other investing activities, net	(1.0)	—	7.5	(5.9)	0.6
Net cash provided by (used in) investing activities	376.9	(68.8)	(169.9)	(245.4)	(107.2)
Cash flows from financing activities
Repayments of debt	(682.3)	(5.9)	(14.7)	—	(702.9)
Proceeds from issuance of debt	668.2	—	167.5	—	835.7
Share repurchases	(50.3)	—	—	—	(50.3)
Dividends paid	(12.8)	—	—	—	(12.8)
Intercompany financing activities (1)	—	(238.5)	(147.2)	385.7	—
Other financing activities, net	0.6	—	(1.7)	—	(1.1)
Net cash provided by (used in) financing activities	(76.6)	(244.4)	3.9	385.7	68.6
Effect of exchange rate changes on cash and cash equivalents	—	—	(22.1)	—	(22.1)
Net increase (decrease) in cash and cash equivalents	(92.9)	2.1	(54.7)	—	(145.5)
Cash and cash equivalents at beginning of period	99.0	1.9	377.3	—	478.2
Cash and cash equivalents at end of period	$6.1	$4.0	$322.6	$—	$332.7

(1)	Intercompany investing and financing activities include cash pooling activity between Terex Corporation and Wholly-Owned Guarantors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a global manufacturer of lifting and material processing products and services that deliver lifecycle solutions to maximize customer return on investment. The Company delivers lifecycle solutions to a broad range of industries, including the construction, infrastructure, manufacturing, shipping, transportation, refining, energy, utility, quarrying and mining industries. We report in three business segments: (i) Aerial Work Platforms (“AWP”); (ii) Cranes; and (iii) Materials Processing (“MP”). Please refer to Note B – “Basis of Presentation” and Note C – “Business Segment Information” in the accompanying Condensed Consolidated Financial Statements for a description of recent business reorganizations and segment descriptions.

Subsequent to December 31, 2015, we reorganized our reportable segments to align with our new management reporting structure and business activities which resulted in our material handling business in our former Construction segment being reassigned to our MP segment, certain non-operations related assets in the U.K. being reassigned from our former Construction segment to our Corporate and Other category, and parts of our North America services business in our Cranes segment being reassigned into our AWP and our former Material Handling & Port Solutions (“MHPS”) segments. Historical results have been reclassified to give effect to these changes. Effective as of June 30, 2016, further adjustments were made to our reportable segments as a result of definitive agreements to sell portions of our business and reorganize the management structure of other portions of our business. On May 16, 2016, we entered into an agreement to sell our MHPS business to Konecranes Plc (“Konecranes”). As a result, our former MHPS segment is reported in discontinued operations in the Condensed Consolidated Statement of Comprehensive Income for all periods presented, and in assets and liabilities held for sale in the Condensed Consolidated Balance Sheet at June 30, 2016 and December 31, 2015, respectively, and is no longer a reportable segment. During June and July of 2016, we entered into agreements to sell certain portions of our former Construction segment. Concrete mixer trucks and concrete paver product lines from our former Construction segment have been reassigned to our MP segment and remaining product lines within the former Construction segment, such as loader backhoes and site dumpers, have been reassigned to the Corporate and Other category, as a result of changes in management responsibilities associated with these product lines. The effect of these changes have been shown in all periods presented. Assets and liabilities associated with the portions of the former Construction segment to be sold are reported in assets and liabilities held for sale in the Condensed Consolidated Balance Sheet at June 30, 2016.

Non-GAAP Measures

In this document, we refer to various GAAP (U.S. generally accepted accounting principles) and non-GAAP financial measures. These non-GAAP measures may not be comparable to similarly titled measures disclosed by other companies. We present non-GAAP financial measures in reporting our financial results to provide investors with additional analytical tools which we believe are useful in evaluating our operating results and the ongoing performance of our underlying businesses. We do not, nor do we suggest that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Non-GAAP measures we may use include translation effect of foreign currency exchange rate changes on net sales, gross profit, Selling, general & administrative (“SG&A”) costs and operating profit, as well as the net sales, gross profit, SG&A costs and operating profit excluding the impact of acquisitions.

As changes in foreign currency exchange rates have a non-operating impact on our financial results, we believe excluding effect of these changes assists in assessment of our business results between periods. We calculate the translation effect of foreign currency exchange rate changes by translating current period results at rates that the comparable prior periods were translated to isolate the foreign exchange component of the fluctuation from the operational component. Similarly, the impact of changes in our results from acquisitions that were not included in comparable prior periods is subtracted from the absolute change in results to allow for better comparability of results between periods.

We calculate a non-GAAP measure of free cash flow. We define free cash flow as Net cash provided by (used in) operating activities, plus (minus) increases (decreases) in Terex Financial Services (“TFS”) assets, plus (minus) decreases (increases) in cash balances held for settlement on securitized assets, less Capital expenditures. We believe that the measure of free cash flow provides management and investors further useful information on cash generation or use in our primary operations.

We discuss forward looking information related to expected earnings per share (“EPS”) excluding restructuring charges and other items. The Company’s 2016 outlook for earnings per share is a non-GAAP financial measure as it excludes or has otherwise been adjusted for items such as restructuring and other related charges, deal related costs and the impact of the release of tax valuation allowances. The Company is not able to reconcile these forward-looking non-GAAP financial measures to their most directly comparable forward-looking GAAP financial measures without unreasonable efforts because the Company is unable to predict with a reasonable degree of certainty the exact timing and impact of such items. The unavailable information could have a significant impact on the Company’s full-year 2016 GAAP financial results. Adjusted EPS provides guidance to investors about our EPS expectations excluding restructuring and other charges that we do not believe are reflective of our ongoing operations.

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

Overview

Our second quarter reflected a company in transition. Termination of the merger of equals with Konecranes, termination of Zoomlion discussions and the announced sale of our MHPS business ended months of uncertainty for Terex customers, stakeholders and team members. With that uncertainty behind us, we have started the journey to transform Terex into a more focused and simpler company. The sale of our MHPS business to Konecranes, which will provide Terex with greater financial flexibility, is one important step in this direction. We also announced the sale of our German compact construction business and consolidation of several manufacturing facilities. These moves, by design, create a more focused Terex, centered on three global segments: AWP, Cranes and MP.

The overall market dynamic for large capital equipment continues to be challenging, and we do not see market conditions improving in the near future. As expected, the North American market for many of our AWP and Cranes products was lower in the second quarter of 2016 than in the same period last year, which was reflected in our sales and orders in the current quarter. Our overall results for the second quarter were negatively impacted by margin declines in our AWP and Cranes segments mostly due to sales volume reductions as well as severance and restructuring charges.

We have been reviewing all aspects of our cost structure and have started taking actions to reduce costs. We are executing the plan we announced earlier in the year that will remove approximately $30 million of costs from continuing operations of the Company. These savings have been critical to at least partially offset the challenges in the market place. We have also taken action to begin to rationalize our manufacturing footprint. We recently announced the closure of our Cranes facility in Waverly, Iowa, moving production to our existing facility in Oklahoma City, which is a shared manufacturing facility that produces products across our three segments. We also announced the closure of a recently acquired MP plant in Austria, moving its production to our facilities in Northern Ireland, and have announced other factory closures and consolidations in our AWP and MP segments. Leveraging our existing capacity is necessary for the market environment we are in and will help us become more globally cost competitive. As a result of these actions and others, we incurred approximately $24 million of severance and restructuring charges across our businesses. See Note L - “Restructuring and Other Charges” in our Condensed Consolidated Financial Statements for more information on these actions. We are continuing to evaluate our manufacturing footprint and believe there are additional opportunities to better leverage our global capabilities.

Our AWP segment’s net sales and profitability for the second quarter declined year over year as the North American market declined on softer rental demand for booms and telehandlers, partially offset by stronger scissor volumes. Sales volumes increased in Europe, as a result of replacement demand, and in the Asia Pacific region, excluding China. Bookings were up slightly compared to the prior year, but we believe AWP backlog reflects the continued cautious approach to capital expenditures by some of our larger North American customers. Margins in our AWP segment remained strong but were lower primarily as a result of lower net sales volumes, global pricing dynamics and geographical mix of sales, which were partially offset by SG&A cost reduction actions and material cost savings. We continue to expect sales to decline approximately 15% for the full year, compared to 2015, and for similar reasons as we experienced this quarter, to see a degree of continued margin compression over the balance of the year.

Our Cranes segment’s net sales increased in the second quarter compared to the first quarter, but net sales and profitability for the second quarter declined year over year as the global crane market remains challenging. The North American market remained weak, as declines in oil, gas and commodity prices continued to impact the sale of mobile cranes. The Western European market continues to be stable, with some product categories experiencing moderate growth, but the markets in Australia and the Middle East remain weak. The decline in backlog in this segment is primarily due to the slowdown in North America. Although our Utilities business was slower than last year, it was profitable and we are encouraged by a pickup in order rates in the quarter. We continue to estimate Cranes sales to be down approximately 15% for the full year, compared to 2015, and pricing pressure, product mix and execution issues to put pressure on margins.

Our MP segment executed well in the second quarter with increased net sales and operating margin compared to the prior year period. Concrete equipment sales were up significantly compared to last year. Crushing and screening equipment sales remained flat, with the aggregates market growing slightly, and the mining-related market remaining weak. However, cost reduction actions helped offset pricing pressure in the crushing and screening product lines. Our scrap handling business was down, as was the market, driven by scrap metal prices. For the segment as a whole, we expect sales to be relatively flat for the full year with slightly higher operating margins than the prior year.

Geographically, our largest market remains North America, which now represents over 50% of our global sales in continuing operations. However, our North American sales declined 14% on a year-over-year basis, driven by softness in our AWP and mobile crane product categories. Sales grew modestly in Western Europe, up 8% on a year-over-year basis. We detected a degree of uncertainty in the market following the Brexit result, but we don’t believe it will have a sustained impact on the market. The other markets were generally down, with Latin America down significantly.

We generated approximately $72 million in free cash flow in the second quarter and although we had negative free cash flow of approximately $74 million in the first half of 2016, we continue to expect to generate between $200 million and $250 million in free cash flow for the full year 2016. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

On a comparable basis, we believe our earnings per share and net sales for the full year 2016 will be consistent with our previous guidance. As a result of accounting for MHPS as discontinued operations, we now expect earnings per share from continuing operations to be between $0.85 and $1.15, excluding restructuring and other unusual items, on net sales of $4.3 billion to $4.5 billion.

ROIC

ROIC continues to be a metric we use to measure our performance. ROIC and Non-GAAP Measures assist in showing how effectively we utilize capital invested in our operations. After-tax ROIC is determined by dividing the sum of NOPAT for each of the previous four quarters by the average of the sum of Total Terex Corporation stockholders’ equity plus Debt (as defined below) less Cash and cash equivalents for the previous five quarters. NOPAT for each quarter is calculated by multiplying Income (loss) from continuing and discontinued operations by a figure equal to one minus the effective tax rate of the Company. We believe that earnings from discontinued operations, as well as the net assets that comprise those operations’ invested capital, should be included in this calculation because it captures the financial returns on our capital allocation decisions for the measured periods. Furthermore, we believe returns on capital deployed in TFS do not represent our primary operations and, therefore, TFS assets and results from operations have been excluded from the Non-GAAP Measures. The effective tax rate is equal to the (Provision for) benefit from income taxes divided by Income (loss) from continuing operations before income taxes for the respective quarter. Debt is calculated using amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ adjusted NOPAT as this represents the most recent 12-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) thereby providing, over the same time period as the numerator, four quarters of average invested capital.

Terex management and Board of Directors use ROIC as one of the primary measures to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at June 30, 2016 was 23.1%. The increased ROIC was driven by the tax benefit due to release of valuation allowances.

Amounts described below are reported in millions of U.S. dollars, except for the effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Jun '16	Mar '16	Dec '15	Sep '15	Jun '15
Provision for (benefit from) income taxes as adjusted	$(61.4)	$5.0	$5.6	$30.8
Divided by: Income (loss) before income taxes as adjusted	3.1	(69.4)	20.3	76.9
Effective tax rate	(1,980.6)%	(7.2)%	27.6%	40.1%
Income (loss) from operations as adjusted	$30.8	$(43.4)	$53.1	$109.4
Multiplied by: 1 minus Effective tax rate	2,080.6%	107.2%	72.4%	59.9%
Adjusted net operating income (loss) after tax	$640.8	$(46.5)	$38.4	$65.5
Debt (as defined above) as adjusted	$1,709.0	$1,830.9	$1,810.1	$1,875.5	$1,883.5
Less: Cash and cash equivalents as adjusted	(298.1)	(323.6)	(466.5)	(301.1)	(332.7)
Debt less Cash and cash equivalents as adjusted	1,410.9	1,507.3	1,343.6	1,574.4	1,550.8
Total Terex Corporation stockholders’ equity as adjusted	1,527.2	1,501.0	1,528.0	1,549.7	1,630.8
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$2,938.1	$3,008.3	$2,871.6	$3,124.1	$3,181.6

June 30, 2016 ROIC	23.1%
NOPAT as adjusted (last 4 quarters)	$698.2
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$3,024.7

	Three months ended 6/30/16	Three months ended 3/31/16	Three months ended 12/31/15	Three months ended 9/30/15
Reconciliation of Provision for (benefit from) income taxes:
Provision for (benefit from) income taxes from continuing operations	(67.1)	3.9	3.0	25.6
Provision for (benefit from) income taxes from discontinued operations	5.7	1.1	2.6	5.2
Provision for (benefit from) income taxes as adjusted	$(61.4)	$5.0	$5.6	$30.8

Reconciliation of income (loss) before income taxes:
Income (loss) before income taxes from continuing operations	42.5	(18.1)	26.7	55.9
Income (loss) before income taxes from discontinued operations	(39.4)	(51.3)	(6.4)	21.0
Income (loss) before income taxes from operations as adjusted	$3.1	$(69.4)	$20.3	$76.9

Reconciliation of income (loss) from operations:
Income (loss) from operations	$73.4	$11.3	$57.3	$92.1
Income (loss) from discontinued operations	(39.3)	(53.0)	(6.5)	19.8
(Income) loss from operations for TFS	(3.3)	(1.7)	2.3	(2.5)
Income (loss) from operations as adjusted	$30.8	$(43.4)	$53.1	$109.4

	As of 6/30/16	As of 3/31/16	As of 12/31/15	As of 9/30/15	As of 6/30/15
Reconciliation of Cash and cash equivalents:
Cash and cash equivalents from continuing operations	$200.8	$216.2	$371.2	$213.3	$242.1
Cash and cash equivalents in assets held for sale	97.3	107.4	95.3	87.8	90.6
Cash and cash equivalents as adjusted	$298.1	$323.6	$466.5	$301.1	$332.7

Reconciliation of Debt:
Debt from continuing operations	$1,686.3	$1,809.1	$1,796.2	$1,855.8	$1,867.0
Debt included in liabilities held for sale	22.7	21.8	13.9	19.7	16.5
Debt as adjusted	$1,709.0	$1,830.9	$1,810.1	$1,875.5	$1,883.5

Reconciliation of Terex Corporation stockholders’ equity:
Terex Corporation stockholders’ equity as reported	$1,856.1	$1,855.1	$1,877.4	$1,889.9	$1,915.0
TFS Assets	(328.9)	(354.1)	(349.4)	(340.2)	(284.2)
Terex Corporation stockholders’ equity as adjusted	$1,527.2	$1,501.0	$1,528.0	$1,549.7	$1,630.8

Termination of Business Combination and Plan of Merger and sale of MHPS business

See Note A – “Termination of Business Combination Agreement and Plan of Merger” in the Notes to the Consolidated Financial Statements for further information regarding the termination of the proposed merger with Konecranes and the sale of our MHPS business to Konecranes.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Consolidated

	Three Months Ended June 30,
	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,297.7	—	$1,442.9	—	(10.1)%
Gross profit	$242.1	18.7%	$302.2	20.9%	(19.9)%
SG&A	$168.7	13.0%	$166.1	11.5%	1.6%
Income (loss) from operations	$73.4	5.7%	$136.1	9.4%	(46.1)%

Net sales for the three months ended June 30, 2016 decreased $145.2 million when compared to the same period in 2015.  The decline in net sales was driven by lower net sales in AWP and Cranes. These declines were partially offset by net sales improvements in our MP segment and in certain construction product lines in Corporate.

Gross profit for the three months ended June 30, 2016 decreased $60.1 million when compared to the same period in 2015. The decrease was primarily due to declines in gross profit in our AWP and Cranes segments, mostly due to sales volume reductions in these two segments and approximately $11 million of severance and approximately $2 million of asset impairment charges in Cranes. We also recognized approximately $4 million of severance and approximately $4 million of asset impairment charges in Corporate.

SG&A costs for the three months ended June 30, 2016 increased $2.6 million when compared to the same period in 2015.  We recognized approximately $6 million of severance and approximately $4 million of asset impairment charges in our Cranes segment and Corporate and Other. The increase was partially offset by cost improvements in our AWP segment and Corporate and Other.

Income from operations for the three months ended June 30, 2016 decreased $62.7 million when compared to the same period in 2015.  The decrease was primarily due to lower operating performance in our AWP and Cranes segments, for the reasons noted above, and severance and asset impairment charges in Corporate.

Aerial Work Platforms

	Three Months Ended June 30,
	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$593.7	—	$688.3	—	(13.7)%
Income from operations	$72.5	12.2%	$105.1	15.3%	(31.0)%

Net sales for the AWP segment for the three months ended June 30, 2016 decreased $94.6 million when compared to the same period in 2015. Net sales decreased approximately $94 million due to volume declines primarily in North and South America and pricing declines driven by customer mix and trade-in overallowances, and approximately $3 million due to declines in refurbishment service activity.

Income from operations for the three months ended June 30, 2016 decreased $32.6 million when compared to the same period in 2015.  The decrease was primarily due to the sales volume declines and the other items noted above. The negative impact of foreign exchange activity, severance expense, and increased inventory reserves, partially offset by manufacturing and SG&A cost improvements and favorable product mix, also contributed to the decrease in income from operations.

Cranes

	Three Months Ended June 30,
	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$357.4	—	$427.7	—	(16.4)%
Income (loss) from operations	$(12.8)	(3.6)%	$21.3	5.0%	(160.1)%

Net sales for the Cranes segment for the three months ended June 30, 2016 decreased $70.3 million when compared to the same period in 2015.  Net sales decreased approximately $74 million due to lower sales volume driven by lower demand for mobile cranes in North America, largely due to declines in oil, gas and commodity prices, and lower demand in the Middle East and Australia.

Loss from operations for the three months ended June 30, 2016 was $12.8 million compared to income from operations of $21.3 million for the same period in 2015. The decrease in operating performance was driven by approximately $16 million from the sales volume declines noted above, as well as approximately $14 million for severance and approximately $4 million for asset impairment charges in Europe and the US associated with manufacturing facility closures to transfer production between facilities to improve labor efficiency and reduce overhead costs.

Materials Processing

	Three Months Ended June 30,
	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$256.2	—	$249.6	—	2.6%
Income from operations	$28.6	11.2%	$25.6	10.3%	11.7%

Net sales for the MP segment for the three months ended June 30, 2016 increased $6.6 million when compared to the same period in 2015. Net sales increased approximately $9 million due to increased volumes, favorable pricing and the effect of an acquisition, partially offset by approximately $3 million of negative impact of foreign exchange rate changes.

Income from operations for the three months ended June 30, 2016 increased $3.0 million when compared to the same period in 2015, primarily from the effect of a supplier settlement and favorable sales volume and pricing, partially offset by inventory reserve adjustments and negative impact of foreign exchange rate changes.

Corporate and Other / Eliminations

	Three Months Ended June 30,
	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$90.4	—	$77.3	—	16.9%
Loss from operations	$(14.9)	(16.5)%	$(15.9)	(20.6)%	6.3%

Net sales amounts include sales in various construction equipment product lines and on-book financing of Terex Financial Services (“TFS”), partially offset by elimination of intercompany sales activity among segments. The increase of $13.1 million in the three months ended June 30, 2016 compared to the same period in 2015 was mostly driven by sales volume increases in various construction equipment product lines.

Loss from operations for the three months ended June 30, 2016 decreased $1.0 million when compared to the same period in 2015, primarily due to sales volume increases and manufacturing cost improvements in certain construction product lines and reduction in corporate costs, partially offset by approximately $7 million for severance expense associated with a plan to close a redundant facility, and approximately $6 million of asset impairment charges.

Interest Expense, Net of Interest Income

During the three months ended June 30, 2016, our interest expense net of interest income was $24.4 million, or $2.6 million lower than the same period in the prior year. The reduction resulted primarily from the settlement of the 4% Convertible Notes on June 1, 2015 and lower debt balances during the current quarter when compared to the same quarter in 2015.

Loss on Early Extinguishment of Debt

During the three months ended June 30, 2016, we recorded a loss on early extinguishment of debt of $0.4 million related to the termination of our 2015 Securitization Facility, as further described in Note M - “Long-Term Obligations”.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended June 30, 2016 was expense of $6.1 million, or $2.7 million increased expense when compared to the same period in the prior year. The increase is primarily due to merger related costs associated with the terminated agreement with Konecranes, partially offset by foreign currency exchange gains recorded in the current year period.

Income Taxes

During the three months ended June 30, 2016, we recognized income tax benefit of $67.1 million on income of $42.5 million, an effective tax rate of (157.9)%, as compared to income tax expense of $29.8 million on income of $105.7 million, an effective tax rate of 28.2%, for the three months ended June 30, 2015.  The lower effective tax rate for the three months ended June 30, 2016 was primarily due to the valuation allowance release for the German and Italian subsidiaries of the Company. The change in judgment regarding the realization of deferred tax assets in these jurisdictions was due to the anticipated disposition of the MHPS business pursuant to the agreement with Konecranes, recent earnings history, and expected future income supporting the more likely than not assessment that the deferred tax assets will be realized.

Income (loss) from Discontinued Operations

Loss from discontinued operations - net of tax for the three months ended June 30, 2016 was $45.1 million compared to income from discontinued operations - net of tax of $10.4 million for the same period in the prior year, The loss in the current quarter was primarily from recognition of a pre-tax charge of approximately $55.6 million ($55.6 million after-tax) to write-down the MHPS disposal group to fair value, less costs to sell.

Gain (Loss) on Disposition of Discontinued Operations

During the three months ended June 30, 2015 we recognized a loss on disposition of discontinued operations of $0.4 million, related to the sale of our truck business.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

Consolidated

	Six Months Ended June 30,
	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,412.0	—	$2,598.7	—	(7.2)%
Gross profit	$423.8	17.6%	$503.5	19.4%	(15.8)%
SG&A	$339.1	14.1%	$329.1	12.7%	3.0%
Income (loss) from operations	$84.7	3.5%	$174.4	6.7%	(51.4)%

Net sales for the six months ended June 30, 2016 decreased $186.7 million when compared to the same period in 2015.  The decline in net sales was driven by lower net sales in Cranes and AWP. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately 1% or $35 million. These declines were partially offset by net sales improvements in our MP segment and in certain construction product lines in Corporate.

Gross profit for the six months ended June 30, 2016 decreased $79.7 million when compared to the same period in 2015. The decrease was primarily due to declines in gross profit in our Cranes and AWP segments, mostly due to sales volume reductions and approximately $15 million in severance and approximately $2 million of asset impairment charges in these two segments. We also recognized approximately $4 million of severance and approximately $4 million of asset impairment charges in Corporate and approximately $14 million of expense associated with increasing inventory and warranty reserves, across all our segments. Changes in foreign exchange rates negatively impacted gross profit in all segments, except Cranes. These decreases were partially offset by improved gross profit in our MP segment due to improved sales volumes and manufacturing cost improvements.

SG&A costs for the six months ended June 30, 2016 increased by $10.0 million when compared to the same period in 2015.  We recognized approximately $15 million of severance and approximately $4 million of asset impairment charges across our segments and in Corporate and Other. The increase was partially offset by approximately $5 million of positive impact of changes in foreign currency exchange rates and cost improvements across our business.

Income from operations for the six months ended June 30, 2016 decreased $89.7 million when compared to the same period in 2015.  The decrease was primarily due to lower operating performance in our Cranes and AWP segments, for the reasons noted above, and severance and asset impairment charges in Corporate.

Aerial Work Platforms

	Six Months Ended June 30,
	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,114.4	—	$1,205.8	—	(7.6)%
Income from operations	$110.6	9.9%	$149.7	12.4%	(26.1)%

Net sales for the AWP segment for the six months ended June 30, 2016 decreased $91.4 million when compared to the same period in 2015. Net sales decreased approximately $70 million due to volume declines primarily in North and South America and China and pricing declines driven by customer mix and trade-in overallowances, approximately $12 million due to the negative impact of foreign exchange rate changes, and approximately $10 million due to declines in refurbishment service activity.

Income from operations for the six months ended June 30, 2016 decreased $39.1 million when compared to the same period in 2015.  The decrease was primarily due to the sales volume declines and the other items noted above, severance expense, and increased inventory reserves, partially offset by manufacturing and SG&A cost improvements and favorable product mix.

Cranes

	Six Months Ended June 30,
	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$664.7	—	$781.0	—	(14.9)%
Income (loss) from operations	$(29.4)	(4.4)%	$23.7	3.0%	(224.1)%

Net sales for the Cranes segment for the six months ended June 30, 2016 decreased $116.3 million when compared to the same period in 2015.  Net sales decreased approximately $108 million due to lower sales volume driven by lower demand for mobile cranes in North America, largely due to declines in oil, gas and commodity prices, and volume declines in the Middle East and Australia. Net sales also decreased approximately $4 million due to the negative impact of foreign exchange rate changes.

Loss from operations for the six months ended June 30, 2016 was $29.4 million compared to income from operations of $23.7 million for the same period in 2015. The decrease in operating performance was driven by approximately $26 million from the sales volume declines noted above, approximately $12 million of charges for warranties and increased inventory reserves, and approximately $17 million for severance and approximately $4 million for asset impairment charges in Europe and the U.S, primarily associated with manufacturing facility closures to transfer production between facilities to improve labor efficiency and reduce overhead costs, partially offset by approximately $7 million favorable impact of foreign exchange rate changes, compared to the prior year period.

Materials Processing

	Six Months Ended June 30,
	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$480.0	—	$459.9	—	4.4%
Income from operations	$44.4	9.3%	$37.2	8.1%	19.4%

Net sales for the MP segment for the six months ended June 30, 2016 increased $20.1 million when compared to the same period in 2015. Net sales increased approximately $31 million due to increased volumes, favorable pricing and the effect of an acquisition, partially offset by approximately $11 million of negative impact of foreign exchange rate changes,

Income from operations for the six months ended June 30, 2016 increased $7.2 million when compared to the same period in 2015, primarily from the effect of a supplier settlement and favorable sales volumes and pricing, partially offset by negative impact of foreign exchange rate changes and acquisitions.

Corporate and Other / Eliminations

	Six Months Ended June 30,
	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$152.9	—	$152.0	—	0.6%
Loss from operations	$(40.9)	(26.7)%	$(36.2)	(23.8)%	(13.0)%

Net sales amounts include sales in various construction equipment product lines and on-book financing of TFS, partially offset by elimination of intercompany sales activity among segments.

Loss from operations for the six months ended June 30, 2016 increased $4.7 million when compared to the same period in 2015, primarily due to approximately $7 million for severance expense associated with a plan to close a redundant facility, and approximately $6 million of asset impairment charges, partially offset by sales volume increases and manufacturing cost improvements in certain construction product lines and reductions in corporate costs.

Interest Expense, Net of Interest Income

During the six months ended June 30, 2016, our interest expense net of interest income was $47.9 million, or $7.1 million lower than the same period in the prior year. The reduction resulted primarily from the settlement of the 4% Convertible Notes on June 1, 2015 and lower debt balances in the current year when compared to the prior year.

Loss on Early Extinguishment of Debt

During the six months ended June 30, 2016, we recorded a loss on early extinguishment of debt of $0.4 million related to the termination of our 2015 Securitization Facility, as further described in Note M - “Long-Term Obligations”.

Other Income (Expense) – Net

Other income (expense) – net for the six months ended June 30, 2016 was expense of $12.0 million, or $5.7 million increased expense when compared to the same period in the prior year. The increase is primarily due to merger related costs, partially offset by foreign currency exchange gains recorded in the current year period.

Income Taxes

During the six months ended June 30, 2016, we recognized income tax benefit of $63.2 million on income of $24.4 million, an effective tax rate of (259.0)%, as compared to income tax expense of $38.9 million on income of $113.1 million, an effective tax rate of 34.4%, for the six months ended June 30, 2015.  The lower effective tax rate for the six months ended June 30, 2016 was primarily due to the valuation allowance release for the German and Italian subsidiaries of the Company. The change in judgment regarding the realization of deferred tax assets in these jurisdictions was due to the anticipated disposition of the MHPS business pursuant to the agreement with Konecranes, recent earnings history, and expected future income supporting the more likely than not assessment that the deferred tax assets will be realized.

Income (loss) from Discontinued Operations

Loss from discontinued operations - net of tax for the six months ended June 30, 2016 was $97.5 million compared to income from discontinued operations - net of tax of $10.6 million for the same period in the prior year. The loss in the current year period resulted primarily from recognition of a pre-tax charge of approximately $55.6 million ($55.6 million after-tax) to write-down the MHPS disposal group to fair value, less costs to sell, severance and restructuring charges for structural cost-reduction actions taken primarily in Germany, and lower net sales volumes.

Gain (Loss) on Disposition of Discontinued Operations

During the six months ended June 30, 2016, we recognized a gain on disposition of discontinued operations of $3.5 million related to the sale of our Atlas heavy construction equipment and knuckle-boom cranes businesses, due to contractual earnout payments, and from our truck business. During the six months ended June 30, 2015 we recognized a gain on disposition of discontinued operations of $2.7 million related to the sale of our Atlas heavy construction equipment and knuckle-boom cranes businesses due to contractual earnout payments.

LIQUIDITY AND CAPITAL RESOURCES

We continue to focus on generating cash and improving margins. Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets.  We had cash and cash equivalents, including cash and cash equivalents recorded as Current assets held for sale, of $298.1 million at June 30, 2016.  We seek to use cash held by our foreign subsidiaries to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of these operations. Such cash could be used in the U.S., if necessary. Cash repatriated to the U.S. could be subject to incremental local and U.S. taxation. Primarily as a result of the sale of the MHPS business to Konecranes, the Company is no longer asserting that approximately $996 million of foreign earnings are indefinitely reinvested. There are no other trends, demands or uncertainties as a result of the Company’s cash re-investment policy that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility.

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

Our ability to generate cash from operations is subject to numerous factors, including the following:

•
Many of our customers fund their purchases through third-party finance companies that extend credit based on the credit-worthiness of the customers and expected residual value of our equipment.  Changes either in the customers’ credit profile or used equipment values may affect the ability of customers to purchase equipment.  There can be no assurance third-party finance companies will continue to extend credit to our customers as they have in the past.

•	As our sales change, the amount of working capital needed to support our business may change.

•
Our suppliers extend payment terms to us primarily based on our overall credit rating.  Declines in our credit rating may influence suppliers’ willingness to extend terms and in turn increase cash requirements of our business.

•
Sales of our products are subject to general economic conditions, weather, competition, translation effect of foreign currency exchange rate changes, and other factors that in many cases are outside our direct control.  For example, during periods of economic uncertainty, our customers have delayed purchasing decisions, which reduces cash generated from operations.

Generating cash from operations depends primarily on the Company’s ability to earn net income through the sales of its products and to manage its investment in working capital. During the first half of 2016, we sold, without recourse, accounts receivable approximating 13% of revenue for the first six months of 2016 to provide additional liquidity.

Typically, we have invested our cash in a combination of highly rated, liquid money market funds and in short-term bank deposits with large, highly rated banks. Our investment objective is to preserve capital and liquidity while earning a market rate of interest.

During the first half of 2016, cash used in inventory was approximately $91 million as production ramped up for expected future deliveries. Working capital as a percent of trailing three month annualized net sales was 24.0% at June 30, 2016.

The following tables show the calculation of our working capital in continuing operations and trailing three months annualized sales as of June 30, 2016 (in millions):

Three Months Ended 6/30/2016
Net Sales	$1,297.7
x	4
Trailing Three Month Annualized Net Sales	$5,190.8

As of 6/30/16
Inventories	$1,035.3
Trade Receivables	795.7
Trade Accounts Payable	(552.3)
Customer Advances	(33.8)
Total Working Capital	$1,244.9

Our credit agreement provides us with a revolving line of credit of up to $600 million. See Note M – “Long-Term Obligations,” in our Condensed Consolidated Financial Statements for information concerning our credit agreement. We had $500.0 million available for borrowing under our revolving credit facilities at June 30, 2016. The credit agreement also allows incremental commitments, which may be extended at the option of the lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both as long as we satisfy a secured debt financial ratio contained in the credit facilities. We had $100.0 million of outstanding borrowings under our revolving credit facilities as well as U.S. dollar and Euro denominated term loans totaling $442.0 million as of June 30, 2016.

Interest rates charged under the revolving line of credit in our credit agreement are subject to adjustment based on our consolidated leverage ratio. The U.S. dollar term loans bear interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 2.75%, with a floor of 0.75% on LIBOR. The Euro term loans bear interest at a rate of Euro Interbank Offer Rate (“EURIBOR”) plus 2.75%, with a floor of 0.75% on EURIBOR. At June 30, 2016, the weighted average interest rate on these term loans was 3.50%. The weighted average interest rate on our revolving credit amounts at June 30, 2016 was 2.60%.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

The revolving line of credit under our credit facility matures in August 2019 and our term loans under our credit facility mature in August 2021.  Our 6-1/2% Senior Notes mature April 1, 2020 and our 6% Senior Notes mature May 15, 2021.  In connection with a bank commitment letter to provide financing for the merger with Konecranes, which has since been terminated, we incurred fees of $7.2 million on the unused term loan commitment for the six months ended June 30, 2016. See Note M – “Long-Term Obligations” in the Notes to the Consolidated Financial Statements for further information regarding the termination of the bank commitment letter.

Our investment in financial services assets was approximately $329 million, net at June 30, 2016. We remain focused on expanding financing solutions in key markets like the U.S. and Europe. We also anticipate using TFS to drive incremental sales by increasing direct customer financing through TFS in certain instances.

On May 28, 2015, we entered into a securitization facility with capacity up to $350 million secured by equipment loans and leases to our customers originated by TFS. On May 31, 2016, we terminated the securitization facility because it was not providing us with the flexibility needed for our portfolio of assets. See Note M – “Long-Term Obligations,” in our Condensed Consolidated Financial Statements for information concerning this securitization facility.

We announced in February 2015 that our Board of Directors authorized the repurchase of up to $200 million of our outstanding shares of common stock. During the six months ended June 30, 2016 we did not repurchase any shares under this program. In each of the first and second quarters of 2016, our Board of Directors declared a dividend of $0.07 per share, which was paid to our shareholders. On July 16, 2016 our Board of Directors declared a quarterly dividend of $0.07 per share, to be paid on September 19, 2016 to all stockholders of record as of the close of business on August 10, 2016. It is our intention to pay four quarterly dividends of $0.07 per share, for an aggregate of $0.28 per share, for the calendar year of 2016. However, additional declarations of quarterly dividends and the establishment of future record and payment dates are subject to the determination of our Board of Directors.

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

Cash Flows

Cash used in operations for the six months ended June 30, 2016 totaled $15.6 million, compared to cash used in operations of $84.8 million for the six months ended June 30, 2015.  The change in cash from operations was primarily driven by lower cash used in working capital in the six months ended June 30, 2016 when compared to the prior year period.

Cash used in investing activities for the six months ended June 30, 2016 was $43.9 million, compared to $107.2 million cash used in investing activities for the six months ended June 30, 2015. The decrease of cash used in investing activities was primarily due to lower cash used for acquisitions and lower capital expenditures in the six months ended June 30, 2016 when compared to the prior year period.

Cash used in financing activities was $113.4 million for the six months ended June 30, 2016, compared to cash provided by financing activities for the six months ended June 30, 2015 of $68.6 million. The change in cash from financing was primarily due to lower net borrowings in the current period partially offset by share repurchases in the prior year period that did not recur in the current year period.

Consistent with our expectations, we used cash in the first half of 2016, as our businesses ramped up for deliveries associated with their customers’ busier season later in the year. As a result, liquidity (cash and availability under our revolving credit line) decreased by approximately $269 million as compared to December 31, 2015. We had negative free cash flow of approximately $74 million in the six months ended June 30, 2016. This was primarily due to capital expenditures and cash used in working capital. We continue to expect to generate between $200 million and $250 million in free cash flow for the full year 2016.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

	Three Months Ended 6/30/2016	Six Months Ended 6/30/2016
Net cash provided by (used in) operating activities	$113.6	$(15.6)
Increase (Decrease) in TFS assets	(25.2)	(20.5)
(Increase) Decrease in cash for securitization settlement	5.7	6.2
Capital expenditures	(21.9)	(44.1)
Free cash flow	$72.2	$(74.0)

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

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies.  The major foreign currencies, among others, in which we do business are the Euro, Australian Dollar and British Pound.  We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts.  At June 30, 2016, we had foreign exchange contracts with a notional value of $262.5 million that were initially designated as hedge contracts.

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

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liabilities, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and other matters. See Note O – “Litigation and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for more information concerning contingencies and uncertainties, including our securities, stockholder derivative and merger lawsuits.  We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage, intellectual property and other insurable risk required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any of our costs. However, we do not believe that these contingencies and uncertainties will, individually or in the aggregate, have a material adverse effect on our operations. For contingencies and uncertainties other than income taxes, when it is probable that a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

We generate hazardous and non-hazardous wastes in the normal course of our manufacturing operations. As a result, we are subject to a wide range of environmental laws and regulations. All of our employees are required to obey all health, safety and environmental laws and regulations and must observe the proper safety rules and environmental practices in work situations. These laws and regulations govern actions that may have adverse environmental effects, such as discharges to air and water, and require compliance with certain practices when handling and disposing of hazardous and non-hazardous wastes. These laws and regulations would also impose liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances, should any such events occur. We are committed to complying with these standards and monitoring our workplaces to determine if equipment, machinery and facilities meet specified safety standards. Each of our facilities is subject to an environmental audit at least once every three years to monitor compliance and no incidents have occurred which required us to pay material amounts to comply with such laws and regulations. We are dedicated to seeing that safety and health hazards are adequately addressed through appropriate work practices, training and procedures. For example, we continue to reduce lost time injuries in the workplace and work toward a world-class level of safety practices in our industry.

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

At June 30, 2016, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the six months ended June 30, 2016 would have had an impact of approximately $4 million on the translation effect reported in operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate, Commercial Paper rate, LIBOR and EURIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At June 30, 2016, approximately 32% of our debt was floating rate debt and the weighted average interest rate for all debt was 5.24%.

At June 30, 2016, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings impact on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at June 30, 2016 would have increased interest expense by $0.9 million for the six months ended June 30, 2016.

Commodities Risk

Principal materials and components that we use in our manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. During the first six months of 2016, minor, unfavorable input cost changes in some areas were more than off-set by favorable changes in steel prices and other areas.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2016, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the quarterly period ended June 30, 2016 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, other than updates to the risk factors as set forth below:

The risk factors entitled, “Two class action lawsuits have been filed and additional lawsuits may be filed against Terex relating to the merger. An adverse ruling in any such lawsuit may prevent the merger from being consummated.”; “The merger is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all. Whether or not the merger is completed, the announcement and pendency of the merger could impact or cause disruptions in our businesses, which could have an adverse effect on our businesses and operating results before the merger and the combined company after the merger.”; and “Terex and Konecranes may fail to realize all of the anticipated benefits of the merger, or those benefits may take longer to realize than expected.” in our Annual Report on Form 10-K for the year ended December 31, 2015, as such risk factors were amended in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are removed as the merger with Konecranes has been terminated. The risk factors presented below entitled “Our business is affected by the cyclical nature of markets we serve” and “We are subject to currency fluctuations” updates and replaces the similarly named risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the E.U. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us.

We are subject to currency fluctuations.

Our products are sold in over 100 countries around the world. The reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the euro, British pound sterling and Australian dollar. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. dollars at the applicable exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency. Due to the continued volatility of foreign currency exchange rates to the U.S. dollar, fluctuations in currency exchange rates may have an impact on the accuracy of our financial guidance. Such fluctuations in foreign currency rates relative to the U.S. dollar may cause our actual results to differ materially from those anticipated in our guidance and have a material adverse effect on our business or results of operations. In addition, as a result of Brexit, the value of the British pound sterling has sharply declined as compared to the U.S. dollar and other currencies. This increased volatility in foreign currencies may continue as the U.K. negotiates and executes its exit from the E.U., but it is uncertain over what time period this will occur.

We may buy protecting or offsetting positions (known as “hedges”) in certain currencies to reduce the risk of an adverse currency exchange movement. We have not engaged in any speculative hedging activities. Although we partially hedge our revenues and costs, currency fluctuations may impact our financial performance in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about our purchases during the quarter ended June 30, 2016 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
April 1, 2016 - April 30, 2016	—	$—	—	$150,000
May 1, 2016 - May 31, 2016	30,000 (2)	$23.54	—	$150,000
June 1, 2016 - June 30, 2016	13,000 (2)	$21.24	—	$150,000
Total	43,000	$22.85	—	$150,000

(1)	In February 2015, our Board of Directors authorized and the Company publicly announced the repurchase of up to $200 million of the Company’s outstanding common shares.

(2)	In May and June 2016 the Company purchased shares of common stock to satisfy requirements under its deferred compensation obligations to employees.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEREX CORPORATION
(Registrant)

Date:	August 4, 2016	/s/ Kevin P. Bradley
Kevin P. Bradley
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2016	/s/ Mark I. Clair
Mark I. Clair
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

2.1
Stock and Asset Purchase Agreement between Terex Corporation and Konecranes Plc (incorporated by reference to Exhibit 2.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 16, 2016 and filed with the Commission on May 19, 2016).

2.2
Amendment No. 1 to the Stock and Asset Purchase Agreement between Terex Corporation and Konecranes Plc (incorporated by reference to Exhibit 2.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated June 21, 2016 and filed with the Commission on June 24, 2016).

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

10.24
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