Form 10-Q
period 2016-09-30
TEREX CORP
filed 2016-11-01
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

F O R M   10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of outstanding shares of common stock: 105.9 million as of October 28, 2016.

The Exhibit Index begins on page 66.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of September 30, 2016 unless specifically noted otherwise, and includes financial information with respect to the subsidiaries of the Company listed below (all of which are 100%-owned) which were guarantors on September 30, 2016 (the “Guarantors”) of the Company’s 6% Senior Notes Due 2021 (the “6% Notes”) and its 6-1/2% Senior Notes Due 2020 (the “6-1/2% Notes”).  See Note Q – “Consolidating Financial Statements” to the Company’s September 30, 2016 Condensed Consolidated Financial Statements included in this Quarterly Report. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$1,056.4	$1,255.4	$3,468.4	$3,854.1
Cost of goods sold	(872.5)	(1,003.0)	(2,860.7)	(3,098.2)
Gross profit	183.9	252.4	607.7	755.9
Selling, general and administrative expenses	(144.3)	(160.3)	(483.4)	(489.4)
Income (loss) from operations	39.6	92.1	124.3	266.5
Other income (expense)
Interest income	1.0	1.0	3.3	2.8
Interest expense	(25.4)	(25.7)	(75.6)	(82.5)
Loss on early extinguishment of debt	—	—	(0.4)	—
Other income (expense) – net	(1.3)	(11.5)	(13.3)	(17.8)
Income (loss) from continuing operations before income taxes	13.9	55.9	38.3	169.0
(Provision for) benefit from income taxes	19.3	(25.6)	82.5	(64.5)
Income (loss) from continuing operations	33.2	30.3	120.8	104.5
Income (loss) from discontinued operations – net of tax	64.1	15.8	(33.4)	26.4
Gain (loss) on disposition of discontinued operations – net of tax	—	(1.2)	3.5	1.5
Net income (loss)	97.3	44.9	90.9	132.4
Net loss (income) from continuing operations attributable to noncontrolling interest	0.1	—	0.1	0.1
Net loss (income) from discontinued operations attributable to noncontrolling interest	(0.6)	(1.3)	0.1	(3.1)
Net income (loss) attributable to Terex Corporation	$96.8	$43.6	$91.1	$129.4
Amounts attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$33.3	$30.3	$120.9	$104.6
Income (loss) from discontinued operations – net of tax	63.5	14.5	(33.3)	23.3
Gain (loss) on disposition of discontinued operations – net of tax	—	(1.2)	3.5	1.5
Net income (loss) attributable to Terex Corporation	$96.8	$43.6	$91.1	$129.4
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.31	$0.28	$1.12	$0.98
Income (loss) from discontinued operations – net of tax	0.59	0.13	(0.31)	0.22
Gain (loss) on disposition of discontinued operations – net of tax	—	(0.01)	0.03	0.01
Net income (loss) attributable to Terex Corporation	$0.90	$0.40	$0.84	$1.21
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.31	$0.28	$1.10	$0.95
Income (loss) from discontinued operations – net of tax	0.58	0.13	(0.30)	0.22
Gain (loss) on disposition of discontinued operations – net of tax	—	(0.01)	0.03	0.01
Net income (loss) attributable to Terex Corporation	$0.89	$0.40	$0.83	$1.18
Weighted average number of shares outstanding in per share calculation
Basic	107.6	108.5	108.5	107.0
Diluted	108.6	109.2	109.3	109.7

Comprehensive income (loss)	$99.8	$(26.6)	$86.7	$(58.0)
Comprehensive loss (income) attributable to noncontrolling interest	(0.6)	(1.2)	0.3	(2.9)
Comprehensive income (loss) attributable to Terex Corporation	$99.2	$(27.8)	$87.0	$(60.9)

Dividends declared per common share	$0.07	$0.06	$0.21	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$248.8	$371.2
Trade receivables (net of allowance of $16.2 and $20.4 at September 30, 2016 and December 31, 2015, respectively)	656.8	703.3
Inventories	978.4	1,063.6
Prepaid and other current assets	229.6	252.5
Current assets held for sale	806.8	749.6
Total current assets	2,920.4	3,140.2
Non-current assets
Property, plant and equipment – net	355.8	371.9
Goodwill	448.7	459.1
Intangible assets – net	21.3	22.6
Other assets	591.7	461.7
Non-current assets held for sale	1,231.4	1,160.5
Total assets	$5,569.3	$5,616.0

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$10.5	$66.4
Trade accounts payable	474.5	560.7
Accrued compensation and benefits	110.5	128.5
Accrued warranties and product liability	62.2	51.5
Customer advances	42.1	29.6
Other current liabilities	278.6	175.9
Current liabilities held for sale	497.0	446.0
Total current liabilities	1,475.4	1,458.6
Non-current liabilities
Long-term debt, less current portion	1,653.0	1,729.8
Retirement plans	150.2	157.0
Other non-current liabilities	62.1	60.1
Non-current liabilities held for sale	315.0	298.5
Total liabilities	3,655.7	3,704.0
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 129.6 and 128.8 shares at September 30, 2016 and December 31, 2015, respectively	1.3	1.3
Additional paid-in capital	1,291.0	1,273.3
Retained earnings	2,172.5	2,104.6
Accumulated other comprehensive income (loss)	(653.8)	(649.6)
Less cost of shares of common stock in treasury – 24.6 and 21.1 shares at September 30, 2016 and December 31, 2015	(933.3)	(852.2)
Total Terex Corporation stockholders’ equity	1,877.7	1,877.4
Noncontrolling interest	35.9	34.6
Total stockholders’ equity	1,913.6	1,912.0
Total liabilities and stockholders’ equity	$5,569.3	$5,616.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net income (loss)	$90.9	$132.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	77.4	99.8
(Gain) loss on disposition of discontinued operations	(3.5)	(1.5)
Deferred taxes	(101.1)	(17.4)
(Gain) loss on sale of assets	2.4	(0.9)
Stock-based compensation expense	28.2	31.9
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(19.2)	(145.1)
Inventories	(31.5)	(139.8)
Trade accounts payable	(105.4)	37.2
Customer advances	49.1	(35.3)
Other assets and liabilities	90.0	(50.8)
Other operating activities, net	13.5	32.9
Net cash provided by (used in) operating activities	90.8	(56.6)
Investing Activities
Capital expenditures	(64.2)	(73.4)
Acquisitions, net of cash acquired	(3.2)	(71.3)
Proceeds (payments) from disposition of discontinued operations	3.5	(0.2)
Proceeds from sale of assets	63.7	0.8
Other investing activities, net	(2.5)	—
Net cash provided by (used in) investing activities	(2.7)	(144.1)
Financing Activities
Repayments of debt	(1,004.8)	(1,029.4)
Proceeds from issuance of debt	889.9	1,153.6
Share repurchases	(80.9)	(50.4)
Dividends paid	(22.7)	(19.3)
Other financing activities, net	1.2	(1.3)
Net cash provided by (used in) financing activities	(217.3)	53.2
Effect of Exchange Rate Changes on Cash and Cash Equivalents	6.4	(29.6)
Net Increase (Decrease) in Cash and Cash Equivalents	(122.8)	(177.1)
Cash and Cash Equivalents at Beginning of Period	466.5	478.2
Cash and Cash Equivalents at End of Period	$343.7	$301.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

NOTE A – STOCK AND ASSET PURCHASE AGREEMENT

On May 16, 2016, as a result of entering into a Stock and Asset Purchase Agreement (the “SAPA”) with Konecranes Plc, a Finnish public company limited by shares (“Konecranes”), Terex and Konecranes terminated the Business Combination Agreement and Plan of Merger (the “BCA”) announced on August 11, 2015, with no penalties incurred by either party. Pursuant to the SAPA, Terex is selling its Material Handling and Port Solutions business (“MHPS”) to Konecranes for total consideration of approximately $1.5 billion (the “Transaction”). Pursuant to the SAPA, as amended, the consideration being paid is comprised of $595 million and €200 million in cash and 19.6 million newly created Class B shares of Konecranes. The value of the shares is not guaranteed until closing. The purchase price is subject to post-closing adjustments based upon the level of net working capital and cash and debt in MHPS at the closing date. In addition, the number of shares to be issued may be adjusted depending on the performance of the MHPS business and Konecranes in 2016. Also, certain purchase price adjustments may occur based on possible outcomes related to antitrust divestitures.

Upon completion of the Transaction, Terex will own approximately 25% of the outstanding shares of Konecranes and have the right to nominate two directors to the Konecranes Board. Terex expects to account for the Company’s investment in Konecranes using the equity-method of accounting. The Transaction, which is subject to customary regulatory approvals, is expected to close in early 2017.

As part of the Transaction, Konecranes’ shareholders have voted to amend the articles of association to create a new class of B shares and Terex and Konecranes will enter into a shareholder’s agreement ("SHA"). Pursuant to the SHA and amended articles of association, Terex will be entitled to nominate up to two members to the Board of Directors of Konecranes as long as Terex’s or its group companies' shareholding in Konecranes exceeds certain agreed thresholds. Terex's initial Board nominees will be current Terex Board members David Sachs and Oren Shaffer as of closing of the Transaction. Terex will also be subject to certain standstill obligations for an initial four-year period, followed by some limited obligations after the initial four-year period, and a non-compete obligation with respect to the MHPS business for a two-year period. Terex will also have customary registration rights pursuant to a registration rights agreement to be entered into in connection with the closing of the Transaction.

SAPA and BCA Related Expenses

Terex has incurred transaction costs directly related to the SAPA of $1.3 million and $2.5 million for the three and nine months ended September 30, 2016, respectively, which amounts are recorded in Income (loss) from discontinued operations - net of tax in the Condensed Consolidated Statement of Comprehensive Income (Loss).

Terex has incurred transaction costs directly related to the terminated BCA of $0.2 million and $12.8 million for the three and nine months ended September 30, 2016, respectively, and $8.6 million and $9.5 million for the three and nine months ended September 30, 2015 which amounts are recorded in Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

NOTE B – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2015 has been derived from and should be read in conjunction with the audited Consolidated Balance Sheet as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

In the opinion of management, all adjustments considered necessary for the fair presentation of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016.

Cash and cash equivalents at September 30, 2016 and December 31, 2015 include $9.8 million and $18.0 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Reclassifications. In conjunction with the adoption of new accounting standards, certain debt issuance costs for the three and nine months ended September 30, 2015 as well as certain amounts as of December 31, 2015, have been reclassified to conform to the current year’s presentation.

Effective January 1, 2016, the Company reorganized the reportable segments to align with its new management reporting structure and business activities which resulted in the scrap material handling business in its former Construction segment being reassigned to its Materials Processing (“MP”) segment, certain non-operations related assets in the U.K. being reassigned from its former Construction segment to Corporate and Other category, and parts of its North America services business formerly part of its Cranes segment being reassigned into its Aerial Work Platforms (“AWP”) and its former MHPS segments. Historical results have been reclassified to give effect to these changes. Effective as of June 30, 2016, further adjustments were made to the Company’s reportable segments as a result of definitive agreements to sell portions of its business and reorganize the management structure of other portions of its business, as discussed below. On May 16, 2016, the Company entered into an agreement to sell its MHPS business to Konecranes. As a result, the former MHPS segment is reported in discontinued operations in the Condensed Consolidated Statement of Comprehensive Income for all periods presented, and in assets and liabilities held for sale in the Condensed Consolidated Balance Sheet at September 30, 2016 and December 31, 2015, and is no longer a reportable segment. During June and July of 2016, the Company entered into agreements to sell certain portions of its former Construction segment. As a result, concrete mixer trucks and concrete paver product lines from the former Construction segment have been reassigned to the Company’s MP segment and remaining product lines within the former Construction segment, such as loader backhoes and site dumpers, have been reassigned to the Corporate and Other category, as a result of changes in management responsibilities and reporting associated with these product lines, and the effect of these changes has been shown in all periods presented. Assets and liabilities associated with the portions of the former Construction segment to be sold are reported in assets and liabilities held for sale in the Condensed Consolidated Balance Sheet at September 30, 2016. See Note A - “Stock and Asset Purchase Agreement”, Note C - “Business Segment Information”, Note E - “Discontinued Operations and Assets and Liabilities Held for Sale” and Note J - “Goodwill and Intangible Assets, Net” for further information.

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date”, which amends ASU 2014-09. As a result, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. Adoption will use one of two retrospective application methods. The Company is in the process of completing its initial analysis identifying the revenue streams that will be impacted by the adoption of this new standard and is currently analyzing the impact to its consolidated financial statements and footnote disclosures.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," (“ASU 2016-01”). The amendments in ASU 2016-01, among other things, require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; require public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost. The effective date will be the first quarter of fiscal year 2018. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815),” (“ASU 2016-06”). ASU 2016-06 simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by clarifying that an exercise contingency does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. Adoption will not have a material effect on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” (“ASU 2016-09”). ASU 2016-09 is intended to simplify several aspects related to how share-based payments are accounted for and presented in the financial statements, such as requiring all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and allowing a policy election to account for forfeitures as they occur. In addition, all related cash flows resulting from share-based payments will be reported as operating activities on the statement of cash flows. ASU 2016-09 could result in increased volatility of the Company’s provision for income taxes and earnings per share, depending on the Company’s share price at exercise or vesting of share-based awards compared to grant date. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”).  ASU 2016-15 reduces the existing diversity in practice in financial reporting by clarifying existing principles in ASC 230, “Statement of Cash Flows,” and provides specific guidance on certain cash flow classification issues.  The effective date for ASU 2016-15 will be the first quarter of fiscal year 2018, with early adoption permitted.  ASU 2016-15 will be applied retrospectively and may modify the Company's current disclosures and reclassifications within the consolidated statement of cash flows, but is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfer of Assets Other than Inventory,” (“ASU 2016-16”).  ASU 2016-16 requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. This is a change from existing GAAP which prohibits recognition of current and deferred income taxes until the asset is sold to a third party.  The effective date for ASU 2016-16 will be the first quarter of fiscal year 2018 with early adoption permitted.  Adoption will be applied on a modified retrospective basis, resulting in a cumulative-effect adjustment directly to retained earnings.  The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

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

The following table summarizes the changes in the product warranty liability (in millions):

Nine Months Ended
September 30, 2016
Balance at beginning of period	$53.0
Accruals for warranties issued during the period	55.5
Changes in estimates	(3.8)
Settlements during the period	(41.5)
Foreign exchange effect/other	(1.0)
Balance at end of period	$62.2

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

Business segment information is presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Sales
AWP	$484.4	$580.9	$1,598.8	$1,786.7
Cranes	282.8	379.3	947.5	1,160.3
MP	228.2	238.7	708.2	698.6
Corporate and Other / Eliminations	61.0	56.5	213.9	208.5
Total	$1,056.4	$1,255.4	$3,468.4	$3,854.1
Income (loss) from Operations
AWP	$48.6	$78.9	$159.2	$228.6
Cranes	(12.1)	12.1	(41.5)	35.8
MP	19.5	17.6	63.9	54.8
Corporate and Other / Eliminations	(16.4)	(16.5)	(57.3)	(52.7)
Total	$39.6	$92.1	$124.3	$266.5

	September 30, 2016	December 31, 2015
Identifiable Assets
AWP	$1,725.2	$1,701.2
Cranes	1,889.5	1,822.3
MP	979.1	1,073.4
Corporate and Other / Eliminations	(1,062.7)	(891.0)
Assets held for sale	2,038.2	1,910.1
Total	$5,569.3	$5,616.0

NOTE D – INCOME TAXES

During the three months ended September 30, 2016, the Company recognized income tax benefit of $19.3 million on income of $13.9 million, an effective tax rate of (138.8)% as compared to income tax expense of $25.6 million on income of $55.9 million, an effective tax rate of 45.8%, for the three months ended September 30, 2015.  The lower effective tax rate for the three months ended September 30, 2016 was primarily due to tax benefits from prior year net operating loss carryforwards and favorable geographic mix of earnings.

During the nine months ended September 30, 2016, the Company recognized income tax benefit of $82.5 million on income of $38.3 million, an effective tax rate of (215.4)% as compared to income tax expense of $64.5 million on income of $169.0 million, an effective tax rate of 38.2%, for the nine months ended September 30, 2015.  The lower effective tax rate for the nine months ended September 30, 2016 was primarily due to the valuation allowance release for the German and Italian subsidiaries of the Company and other tax benefits from prior year net operating loss carryforwards. The change in judgment regarding the realization of deferred tax assets in Germany and Italy was due to the anticipated disposition of the MHPS business pursuant to the SAPA, recent earnings history, and expected future income supporting the more likely than not assessment that the deferred tax assets will be realized.

NOTE E –DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

MHPS

Pursuant to the SAPA on May 16, 2016, Terex has agreed to sell its entire MHPS business to Konecranes for total consideration of approximately $1.5 billion. See Note A - “Stock and Asset Purchase Agreement” for further information on this Transaction. The sale of the Company’s MHPS business to Konecranes represents a significant strategic shift in the Company’s business away from universal, process, mobile harbor and ship-to-shore cranes that will have a major effect on the Company’s future operating results, primarily because the MHPS business represented the entirety of one of the Company’s five previous reportable operating segments and comprised two of the Company’s six previous reporting units, representing a significant portion of the Company’s revenues and assets, and is therefore accounted for as a discontinued operation. MHPS products include universal cranes, process cranes and components, such as rope hoists, chain hoists, light crane systems, travel units and electric motors, primarily for industrial applications, and mobile harbor cranes, ship-to-shore gantry cranes, rubber tired and rail mounted gantry cranes, straddle carriers, sprinter carriers, reach stackers, container handlers, general cargo lift trucks, automated stacking cranes, automated guided vehicles and software solutions for logistics terminals. Upon completion of the Transaction, Terex will own approximately 25% of the outstanding shares of Konecranes and have the right to nominate two directors to the Konecranes Board. Upon closing of the Transaction, Terex expects to account for the investment in Konecranes using the equity-method of accounting. The Transaction, which is subject to customary regulatory approvals, is expected to close in early 2017.

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

In the third quarter of 2016, the Company reversed the pre-tax charge of $55.6 million ($55.6 million after-tax) recognized in the second quarter of 2016 due primarily to improvement in Konecranes’ stock price in the three months ended September 30, 2016. The Company estimated the amount of sale proceeds as calculated above; however, it replaced the average of Konecranes closing stock prices with an average of closing stock prices in the month of September 2016. Even if the average Konecranes stock price had been 10% lower during this period, the Company would have reversed the entire pre-tax charge recognized in the prior quarter. Even if the U.S. Dollar versus the Euro exchange rate decreased 5%, the Company would have reversed the entire pre-tax charge recognized in the prior quarter. The Company can only reverse the prior pre-tax charge, however, no gain can be recorded until the Transaction closes. The volatility related to Konecranes’ stock price could result in recognition of a future pre-tax charge.

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

In connection with the Company’s purchase of Demag Cranes AG (a component of MHPS), certain former shareholders of Demag Cranes AG initiated proceedings against the Company alleging that the Company did not pay fair value for the shares of Demag Cranes AG. Upon completion of the Transaction, the Company will retain any liability related to such proceedings. The Company believes it did pay fair value for the shares of Demag Cranes AG and that no further payment from the Company to any former shareholders of Demag Cranes AG is required. While the Company believes the position of the former shareholders of Demag Cranes AG is without merit and is vigorously opposing it, no assurance can be given as to the final resolution of this dispute or that the Company will not ultimately be required to make an additional payment as a result of such dispute, which amount could be material.

Income (loss) from discontinued operations

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$348.8	$385.9	$983.5	$1,111.3
Cost of sales	(261.2)	(301.7)	(774.1)	(869.8)
Selling, general and administrative expenses	(63.7)	(64.4)	(222.2)	(203.6)
Reversal of impairment of MHPS disposal group	55.6	—	—	—
Net interest (expense)	(1.4)	(0.2)	(2.0)	(1.1)
Other income (expense)	(2.3)	1.4	(0.1)	0.5
Income (loss) from discontinued operations before income taxes	75.8	21.0	(14.9)	37.3
(Provision for) benefit from income taxes	(11.7)	(5.2)	(18.5)	(10.9)
Income (loss) from discontinued operations – net of tax	64.1	15.8	(33.4)	26.4
Net loss (income) attributable to noncontrolling interest	(0.6)	(1.3)	0.1	(3.1)
Income (loss) from discontinued operations – net of tax attributable to Terex Corporation	$63.5	$14.5	$(33.3)	$23.3

Construction

During June and July of 2016, the Company entered into agreements to sell certain portions of its former Construction segment, including the following products: midi/mini excavators, wheeled excavators, compact wheel loaders, and components, primarily in Europe. In the nine months ended September 30, 2016, the Company recognized a loss of  $8.1 million ($5.6 million after-tax) related to disposal of its components assets, of which $4.0 million was recorded in Cost of goods sold and $4.1 million was recorded in Selling, general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Income (Loss). On September 30, 2016, the Company received total proceeds of approximately $60 million related to the sale of its midi/mini excavators, wheeled excavators, and compact wheel loader business shares and assets. Because the sale wasn’t effective until October 1, 2016, all of the proceeds were recorded in Other current liabilities in the Condensed Consolidated Balance Sheet. The remaining unsold assets and liabilities at September 30, 2016 are reported below and in the Condensed Consolidated Balance Sheet as held for sale. The operating results for construction product lines are reported in continuing operations, within the Corporate and Other category in our segment disclosures.

Assets and liabilities held for sale

Assets and liabilities held for sale consist of the Company’s MHPS assets and liabilities that are being sold to Konecranes and certain assets and liabilities of the Company’s former Construction segment, primarily in Europe, which were sold on October 1, 2016. Such assets and liabilities are classified as held for sale upon meeting the requirements of ASC 360 - “Property, Plant and Equipment”, and are recorded at lower of carrying amounts or fair value less costs to sell. Assets are no longer depreciated once classified as held for sale. The following table provides the amounts of assets and liabilities held for sale in the Condensed Consolidated Balance Sheet (in millions):

	September 30, 2016			December 31, 2015
	MHPS	Construction	Total	MHPS
Assets
Cash and cash equivalents	$94.5	$0.4	$94.9	$95.3
Trade receivables – net	222.9	13.4	236.3	236.0
Inventories	403.7	37.5	441.2	382.1
Prepaid and other current assets	34.2	0.2	34.4	36.2
Current assets held for sale	$755.3	$51.5	$806.8	$749.6

Property, plant and equipment – net	$308.9	$15.7	$324.6	$303.9
Goodwill	606.9	—	606.9	564.1
Intangible assets	227.8	—	227.8	226.9
Other assets	70.4	1.7	72.1	65.6
Non-current assets held for sale	$1,214.0	$17.4	$1,231.4	$1,160.5

Liabilities
Notes payable and current portion of long-term debt	$21.9	$—	$21.9	$13.8
Trade accounts payable	145.0	7.1	152.1	177.0
Accruals and other current liabilities	315.8	7.2	323.0	255.2
Current liabilities held for sale	$482.7	$14.3	$497.0	$446.0

Long-term debt, less current portion	$2.6	$—	$2.6	$0.1
Retirement plans and other non-current liabilities	312.0	0.4	312.4	298.4
Non-current liabilities held for sale	$314.6	$0.4	$315.0	$298.5

The following table provides amounts of cash and cash equivalents presented in the Consolidated Statement of Cash Flows (in millions):

	September 30, 2016	December 31, 2015
Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$248.8	$371.2
Cash and cash equivalents - held for sale	94.9	95.3
Total cash and cash equivalents:	$343.7	$466.5

Cash and cash equivalents held for sale at September 30, 2016 and December 31, 2015 include $10.4 million and $9.8 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

The following table provides supplemental cash flow information related to discontinued operations (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Non-cash operating items:
Depreciation and amortization	$—	$13.8	$22.4	$41.9
Impairment of MHPS disposal group	$(55.6)	$—	$—	$—
Deferred taxes	$4.5	$(0.5)	$8.8	$(0.3)
Investing activities:
Capital expenditures	$2.6	$3.3	$11.1	$13.9

Other

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Gain (loss) on disposition of discontinued operations	$—	$(1.3)	$4.6	$1.9
(Provision for) benefit from income taxes	—	0.1	(1.1)	(0.4)
Gain (loss) on disposition of discontinued operations – net of tax	$—	$(1.2)	$3.5	$1.5

During the nine months ended September 30, 2016, the Company recognized a gain on disposition of discontinued operations - net of tax of $3.5 million related to the sale of its Atlas heavy construction equipment and knuckle-boom cranes businesses, due to contractual earnout payments, and from our truck business. During the nine months ended September 30, 2015 the Company recognized a gain on disposition of discontinued operations - net of tax of $1.5 million due primarily to a gain of $2.8 million related to the sale of its Atlas heavy construction equipment and knuckle-boom cranes businesses based on contractually obligated earnings based payments from the purchaser, partially offset by a loss of $1.3 million related to sale of its truck business, including settlement of certain disputes in the asset sale agreement.

NOTE F – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income (loss) from continuing operations attributable to Terex Corporation Common Stockholders	$33.3	$30.3	$120.9	$104.6
Income (loss) from discontinued operations–net of tax	63.5	14.5	(33.3)	23.3
Gain (loss) on disposition of discontinued operations–net of tax	—	(1.2)	3.5	1.5
Net income (loss) attributable to Terex Corporation	$96.8	$43.6	$91.1	$129.4
Basic shares:
Weighted average shares outstanding	107.6	108.5	108.5	107.0
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$0.31	$0.28	$1.12	$0.98
Income (loss) from discontinued operations–net of tax	0.59	0.13	(0.31)	0.22
Gain (loss) on disposition of discontinued operations–net of tax	—	(0.01)	0.03	0.01
Net income (loss) attributable to Terex Corporation	$0.90	$0.40	$0.84	$1.21
Diluted shares:
Weighted average shares outstanding - basic	107.6	108.5	108.5	107.0
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	1.0	0.7	0.8	2.7
Diluted weighted average shares outstanding	108.6	109.2	109.3	109.7
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$0.31	$0.28	$1.10	$0.95
Income (loss) from discontinued operations–net of tax	0.58	0.13	(0.30)	0.22
Gain (loss) on disposition of discontinued operations–net of tax	—	(0.01)	0.03	0.01
Net income (loss) attributable to Terex Corporation	$0.89	$0.40	$0.83	$1.18

The following table provides information to reconcile amounts reported on the Condensed Consolidated Statement of Comprehensive Income (Loss) to amounts used to calculate earnings per share attributable to Terex Corporation Common Stockholders (in millions):
Reconciliation of Amounts Attributable to Common Stockholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income (loss) from continuing operations	$33.2	$30.3	$120.8	$104.5
Net loss (income) from continuing operations attributable to noncontrolling interest	0.1	—	0.1	0.1
Income (loss) from continuing operations attributable to Common Stockholders	$33.3	$30.3	$120.9	$104.6

Weighted average options to purchase 0.1 million of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during the nine months ended September 30, 2016 , but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average options to purchase 0.1 million of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during the three and nine months ended September 30, 2015 , respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 0.5 million and 0.7 million were outstanding during the three and nine months ended September 30, 2016, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance. Weighted average restricted stock awards of 0.8 million were outstanding during the three and nine months ended September 30, 2015, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance. ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

In connection with settlement of the 4% Convertible Senior Subordinated Notes due 2015 (the “4% Convertible Notes”) the Company issued 3.4 million shares of common stock in June 2015. See Note M – “Long-Term Obligations.” Included in the computation of diluted shares for the nine months ended September 30, 2015 was 1.9 million shares that were contingently issuable prior to conversion.

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

The Company’s net finance receivable balances include both sales-type leases and commercial loans. Finance receivables that management intends to hold until maturity are stated at their outstanding unpaid principal balances, net of an allowance for loan losses as well as any deferred fees and costs. Finance receivables originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, in the aggregate. During the three and nine months ended September 30, 2016 the Company sold finance receivables of $81.1 million and $191.3 million, respectively, to third party financial institutions. During the three and nine months ended September 30, 2015 the Company sold finance receivables of $13.1 million and $34.5 million, respectively, to third party financial institutions. At September 30, 2016, the Company had $10.9 million of held for sale finance receivables recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheet.

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

Finance receivables, net consisted of the following (in millions):

	September 30, 2016	December 31, 2015
Commercial loans	$274.3	$331.4
Sales-type leases	19.9	21.9
Total finance receivables, gross	294.2	353.3
Allowance for credit losses	(7.5)	(7.3)
Total finance receivables, net	$286.7	$346.0

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

The following table presents an analysis of the allowance for credit losses:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$6.9	$0.5	$7.4	$3.6	$1.3	$4.9
Provision for credit losses	(0.5)	0.6	0.1	0.8	(0.1)	0.7
Charge offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Balance, end of period	$6.4	$1.1	$7.5	$4.4	$1.2	$5.6

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$6.5	0.8	$7.3	$1.9	$1.1	$3.0
Provision for credit losses	(0.1)	0.3	0.2	2.5	0.1	2.6
Charge offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Balance, end of period	$6.4	$1.1	$7.5	$4.4	$1.2	$5.6

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

The following tables present individually impaired finance receivables (in millions):

	September 30, 2016			December 31, 2015
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Recorded investment	$1.5	$0.6	$2.1	$1.9	$1.8	$3.7
Related allowance	1.5	0.6	2.1	1.9	0.5	2.4
Average recorded investment	1.7	1.2	2.9	1.0	2.5	3.5

The average recorded investment for impaired finance receivables was $1.4 million for sales-type leases and $0.2 million for commercial loans at September 30, 2015, which were fully reserved.

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in millions):

	September 30, 2016			December 31, 2015
Allowance for credit losses, ending balance:	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Individually evaluated for impairment	$1.5	$0.6	$2.1	$1.9	$0.5	$2.4
Collectively evaluated for impairment	4.9	0.5	5.4	4.6	0.3	4.9
Total allowance for credit losses	$6.4	$1.1	$7.5	$6.5	$0.8	$7.3

Finance receivables, ending balance:
Individually evaluated for impairment	$1.5	$0.6	$2.1	$1.9	$1.8	$3.7
Collectively evaluated for impairment	272.8	19.3	292.1	329.5	20.1	349.6
Total finance receivables	$274.3	$19.9	$294.2	$331.4	$21.9	$353.3

Accounts are considered delinquent when the billed periodic payments of the finance receivables exceed 30 days past the due date.

The following table presents analysis of aging of recorded investment in finance receivables (in millions):

	September 30, 2016
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$270.9	$3.1	$0.1	$0.2	$3.4	$274.3
Sales-type leases	18.9	0.6	—	0.4	1.0	19.9
Total finance receivables	$289.8	$3.7	$0.1	$0.6	$4.4	$294.2

	December 31, 2015
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$329.6	$0.8	$—	$1.0	$1.8	$331.4
Sales-type leases	20.2	0.5	—	1.2	1.7	21.9
Total finance receivables	$349.8	$1.3	$—	$2.2	$3.5	$353.3

At September 30, 2016 and December 31, 2015, $0.2 million and $1.0 million, respectively, of commercial loans were 90 days or more past due. Commercial loans in the amount of $6.9 million and $4.8 million were on non-accrual status as of September 30, 2016 and December 31, 2015, respectively.

At September 30, 2016 and December 31, 2015 there were $0.4 million and $1.2 million, respectively, of sales-type lease receivables which were 90 days or more past due. Sales-type leases in the amount of $0.9 million and $1.3 million were on non-accrual status as of September 30, 2016 and December 31, 2015, respectively.

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

Finance receivables by risk rating (in millions):

Rating	September 30, 2016	December 31, 2015
Superior	$16.3	$21.5
Above Average	100.1	159.4
Average	126.6	117.9
Below Average	47.3	44.2
Sub Standard	3.9	10.3
Total	$294.2	$353.3

NOTE H – INVENTORIES

Inventories consist of the following (in millions):

	September 30, 2016	December 31, 2015
Finished equipment	$365.7	$429.1
Replacement parts	158.5	168.3
Work-in-process	220.0	190.4
Raw materials and supplies	234.2	275.8
Inventories	$978.4	$1,063.6

Reserves for lower of cost or market value, excess and obsolete inventory were $95.1 million and $76.8 million at September 30, 2016 and December 31, 2015, respectively.

NOTE I – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	September 30, 2016	December 31, 2015
Property	$34.1	$37.2
Plant	155.0	161.9
Equipment	522.5	545.2
Property, plant and equipment – gross	711.6	744.3
Less: Accumulated depreciation	(355.8)	(372.4)
Property, plant and equipment – net	$355.8	$371.9

NOTE J – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP (1)	Cranes (1)	MP	Total
Balance at December 31, 2015, gross	$137.7	$183.1	$204.3	$525.1
Accumulated impairment	(38.6)	(4.2)	(23.2)	(66.0)
Balance at December 31, 2015, net	99.1	178.9	181.1	459.1
Foreign exchange effect and other	(0.6)	4.6	(14.4)	(10.4)
Balance at September 30, 2016, gross	137.1	187.7	189.9	514.7
Accumulated impairment	(38.6)	(4.2)	(23.2)	(66.0)
Balance at September 30, 2016, net (2)	$98.5	$183.5	$166.7	$448.7

(1) Includes a $17.9 million reclassification of goodwill from Cranes to discontinued operations, and a $0.9 million reclassification of goodwill from Cranes to AWP as a result of segment realignments. See Note C - “Business Segment Information”.
(2) During the second quarter of 2016 the Company wrote off $132.8 million of fully impaired goodwill associated with its former Construction segment.

The Company performs its annual goodwill impairment test during the fourth quarter.  This testing has not yet been completed for 2016, and while there is no evidence of impairment, due to uncertainty and short-term volatility in the cranes market, the Company will be closely monitoring the Cranes reporting unit in the coming quarters. If the Cranes reporting unit is unable to achieve its projected cash flows, the outcome of any prospective test may result in the Company recording goodwill impairment charges in future periods.

Intangible assets, net were comprised of the following as of September 30, 2016 and December 31, 2015 (in millions):

		September 30, 2016			December 31, 2015
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$18.1	$(16.6)	$1.5	$17.3	$(15.7)	$1.6
Customer Relationships	21	34.2	(25.3)	8.9	34.8	(24.9)	9.9
Land Use Rights	68	8.2	(0.9)	7.3	8.2	(0.9)	7.3
Other	6	28.0	(24.4)	3.6	28.0	(24.2)	3.8
Total definite-lived intangible assets		$88.5	$(67.2)	$21.3	$88.3	$(65.7)	$22.6

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Aggregate Amortization Expense	$0.7	$0.7	$2.1	2.2

Estimated aggregate intangible asset amortization expense (in millions) for each of the five years below is:

2016	$2.9
2017	$2.8
2018	$2.3
2019	$2.2
2020	$2.2

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

The Company has used and may use forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions.  Primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar.  The effective portion of unrealized gains and losses associated with forward contracts and intrinsic value of option contracts are deferred as a component of Accumulated other comprehensive income (“AOCI”) until the underlying hedged transactions are reported in the Company’s Condensed Consolidated Statement of Comprehensive Income.  The Company has used and may use interest rate swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt and changes in the fair value of fixed rate debt.  Primary exposure includes movements in the U.S. prime rate, Commercial Paper rate, London Interbank Offered Rate (“LIBOR”) and Euro Interbank Offered Rate (“EURIBOR”). The effective portion of interest rate derivatives designated as cash flow hedges is deferred in AOCI and is recognized in earnings as hedged transactions occur.  Changes in fair value associated with contracts deemed ineffective are recognized in earnings immediately.

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

The Company is party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At September 30, 2016, the Company had $256.6 million notional amount of currency exchange forward contracts outstanding that were initially designated as hedge contracts, most of which mature on or before September 30, 2017.  The fair market value of these contracts at September 30, 2016 was a net loss of $3.1 million.  At September 30, 2016, $185.0 million notional amount ($3.0 million of fair value loss) of these forward contracts have been designated as, and are effective as, cash flow hedges of forecasted and specifically identified transactions.  During 2016 and 2015, the Company recorded the change in fair value for these cash flow hedges to AOCI and reclassified to earnings a portion of the deferred gain or loss from AOCI as the hedged transactions occurred and were recognized in earnings.

The Company records foreign exchange contracts at fair value on a recurring basis.  The foreign exchange contracts designated as hedging instruments are categorized under Level 2 of the ASC 820 hierarchy and are recorded at September 30, 2016 and December 31, 2015 as a net liability of $3.1 million and net asset of $3.1 million, respectively.  See Note B – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. Fair values of these foreign exchange forward contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities.

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

Concurrent with the 2014 sale of a majority stake in A.S.V., Inc. to Manitex International, Inc. (“Manitex”), the Company invested in a subordinated convertible promissory note from Manitex, which included an embedded derivative, the conversion feature. At the date of issuance, the embedded derivative was measured at fair value. The derivative is categorized under Level 2 of the ASC 820 hierarchy and marked-to-market each period with changes in fair value recorded in Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income.

The Company entered into certain interest rate swap agreements to offset the variability of cash flows due to changes in the floating rate of borrowings under its Securitization Facility, which was terminated on May 31, 2016. See Note M – “Long-Term Obligations,” for additional information on the Securitization Facility. The interest rate swaps were designated as cash flow hedges of the changes in the cash flows of interest rate payments on debt associated with changes in floating interest rates. Changes in the fair value of these derivative financial instruments were recognized as gains or losses in Cost of goods sold in the Condensed Consolidated Statement of Comprehensive Income. The Company recorded these contracts at fair value on a recurring basis.  At September 30, 2016, the Company had no interest rate swap contracts outstanding, because it terminated the Securitization Facility and concurrently settled its outstanding interest rate swap contracts. The interest rate swap contracts designated as hedging instruments were categorized under Level 2 of the ASC 820 hierarchy and were recorded at December 31, 2015 as a net asset of $0.2 million. The fair value of these contracts was derived using quoted interest rate swap prices at the reporting date based on their maturities.

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	September 30, 2016	December 31, 2015
Foreign exchange contracts	Other current assets	$3.3	$4.0
Interest rate swap	Other assets	—	0.9
Total asset derivatives		3.3	4.9
Liability Derivatives
Foreign exchange contracts	Other current liabilities	(6.4)	(0.8)
Interest rate swap	Other current liabilities	—	(0.7)
Total liability derivatives		(6.4)	(1.5)
Total Derivatives		$(3.1)	$3.4

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	September 30, 2016	December 31, 2015
Foreign exchange contracts	Other current assets	$0.5	$0.5
Debt conversion feature	Other assets	0.7	1.1
Total asset derivatives		1.2	1.6
Liability Derivatives
Foreign exchange contracts	Other current liabilities	(2.6)	(0.2)
Total liability derivatives		(2.6)	(0.2)
Total Derivatives		$(1.4)	$1.4

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income and AOCI (in millions):

Gain (Loss) Recognized in AOCI on Derivatives:	Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Derivatives	2016	2015	2016	2015
Foreign exchange contracts	$(0.2)	$1.8	$(4.8)	$3.0
Interest rate swap	—	(0.3)	(0.2)	(0.4)
Total	$(0.2)	$1.5	$(5.0)	$2.6
Gain (Loss) Reclassified from AOCI into Income (Effective):	Three Months Ended September 30,		Nine Months Ended September 30,
Account	2016	2015	2016	2015
Cost of goods sold	$(1.3)	$0.5	$—	$(0.4)
Gain (Loss) Recognized in Income on Derivatives (Ineffective):	Three Months Ended September 30,		Nine Months Ended September 30,
Account	2016	2015	2016	2015
Cost of goods sold	$0.1	$0.8	$1.0	$2.7
Other income (expense) – net	(0.2)	(0.5)	(0.2)	(0.2)
Total	$(0.1)	$0.3	$0.8	$2.5

The following table provides the effect of derivative instruments that are not designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (in millions):

Gain (Loss) Recognized in Income on Derivatives not designated as hedges:	Three Months Ended September 30,		Nine Months Ended September 30,
Account	2016	2015	2016	2015
Other income (expense) – net	$7.0	$(2.8)	$(2.8)	$(5.9)

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

Unrealized net gains (losses), net of tax, included in AOCI are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$(2.5)	$0.4	$2.3	$(0.7)
Additional gains (losses) – net	(1.0)	3.5	(4.5)	6.5
Amounts reclassified to earnings	0.8	(2.0)	(0.5)	(3.9)
Balance at end of period	$(2.7)	$1.9	$(2.7)	$1.9

Within the unrealized net gains (losses) included in AOCI as of September 30, 2016, it is estimated that $2.7 million of losses are expected to be reclassified into earnings in the next twelve months.

NOTE L – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions. From time to time the Company may initiate certain restructuring programs to better utilize its workforce and optimize facility utilization to match the demand for its products.

Restructuring

During the third quarter of 2015, the Company established a restructuring program in the MP segment to close one of its manufacturing facilities in the U.S., consolidate production with other U.S. sites and exit the hand-fed chipper line of products. By consolidating operations, the Company has optimized its use of resources, eliminated areas of duplication and operates more efficiently and effectively. The program cost $0.9 million, resulted in the reduction of 38 team members and was completed in 2015.

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

During the second quarter of 2016, the Company established restructuring programs in its Cranes segment to transfer production between existing facilities in order to maximize labor efficiencies and reduce overhead costs, and incurred $17.4 million of expense in the nine months ended September 30, 2016. The programs are expected to cost $27.5 million, result in the reduction of approximately 250 team members and be completed in 2017.

During the second quarter of 2016, the Company established a restructuring program in Corporate to consolidate redundant facilities, and incurred $7.4 million in the nine months ended September 30, 2016. The program is expected to cost $7.4 million, result in the reduction of approximately 500 team members and be completed in 2017.

The following table provides information for all restructuring activities by segment including the amount of expense incurred during the nine months ended September 30, 2016, the cumulative amount of expenses incurred since inception of the programs through September 30, 2016, and the total amount expected to be incurred (in millions):

	Amount incurred during the nine months ended September 30, 2016	Cumulative amount incurred through September 30, 2016	Total amount expected to be incurred
AWP	$0.6	$0.6	$0.6
Cranes	17.4	18.2	27.5
MP	0.5	1.5	3.2
Corp & Other	7.4	7.4	7.4
Total	$25.9	$27.7	$38.7

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the nine months ended September 30, 2016, the cumulative amount of expenses incurred since inception of the programs and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred in the nine months ended September 30, 2016	$22.0	$1.3	$2.6	$25.9
Cumulative amount incurred through September 30, 2016	$23.2	$1.4	$3.1	$27.7
Total amount expected to be incurred	$25.2	$2.4	$11.1	$38.7

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the nine months ended September 30, 2016 (in millions):

	Employee Termination Costs	Total
Restructuring reserve at December 31, 2015	$0.9	$0.9
Restructuring charges	21.8	21.8
Cash expenditures	(2.9)	(2.9)
Foreign exchange	0.2	0.2
Restructuring reserve at September 30, 2016	$20.0	$20.0

Other

During the first nine months of 2016, the Company recorded approximately $4 million and $11 million as a component of Cost of goods sold and Selling, general and administrative expenses (“SG&A”), respectively, for severance charges for structural cost reduction actions across all segments and corporate functions.

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

The 2014 Credit Agreement requires the Company to comply with a number of covenants. The covenants limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its Common Stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. On May 29, 2015, the Company entered into an Incremental Assumption Agreement and Amendment No. 1 to the 2014 Credit Agreement which lowered the interest rate on the Company’s €200.0 million Euro denominated term loan from Euro Interbank Offered Rate (“EURIBOR”) plus 3.25% with a 0.75% EURIBOR floor to EURIBOR plus 2.75% with a 0.75% EURIBOR floor. On September 30, 2016, the Company entered into an Amendment No. 2 (the “Amendment”) to the 2014 Credit Agreement, with the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent. The Amendment, among other things, waives the requirement that the Company and its restricted subsidiaries receive at least 75% of the consideration from the SAPA in the form of cash and cash equivalents. The Amendment also provides the Company with additional flexibility to not use the net cash proceeds from the SAPA to prepay the term loans, although it does require the Company to use $300 million of the net cash proceeds received from the SAPA, within 60 days of receipt thereof, to reduce its outstanding senior indebtedness. During the three months ended September 30, 2016, the Company incurred approximately $0.3 million of costs related to the Amendment (see Note A - “Stock and Asset Purchase Agreement”).

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

As of September 30, 2016 and December 31, 2015, the Company had $443.7 million and $439.2 million, respectively, in U.S. dollar and Euro denominated term loans outstanding under its 2014 Credit Agreement. The weighted average interest rate on the term loans at September 30, 2016 and December 31, 2015 was 3.54% and 3.50%, respectively. The Company had $70.0 million in U.S. dollar denominated revolving credit amounts outstanding as of September 30, 2016. The Company had no outstanding U.S. dollar and Euro denominated revolving credit amounts at December 31, 2015. The weighted average interest rate on the revolving credit amounts at September 30, 2016 was 2.63%.

The 2014 Credit Agreement incorporates facilities for issuance of letters of credit up to $400 million.  Letters of credit issued under the 2014 Credit Agreement letter of credit facility decrease availability under the $600 million revolving line of credit.  As of September 30, 2016 and December 31, 2015, the Company had no letters of credit issued under the 2014 Credit Agreement.  The 2014 Credit Agreement also permits the Company to have additional letter of credit facilities up to $300 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving line of credit. The Company had letters of credit issued under the additional letter of credit facilities of the 2014 Credit Agreement that totaled $35.1 million and $21.2 million as of September 30, 2016 and December 31, 2015, respectively.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2014 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $170.7 million ($146.3 million related to discontinued operations) and $189.7 million ($153.6 million related to discontinued operations) as of September 30, 2016 and December 31, 2015, respectively.

In total, as of September 30, 2016 and December 31, 2015, the Company had letters of credit outstanding of $205.8 million ($146.3 million related to discontinued operations) and $210.9 million ($153.6 million related to discontinued operations), respectively. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

On September 30, 2016, the Company obtained the requisite non-revocable consents required to grant certain waivers from the asset sale covenants in the indenture governing the 6-1/2% Notes. The waiver agreements waive the requirement that the Company receive at least 75% of the consideration from the SAPA in the form of cash and cash equivalents. The terms of the waiver agreements will not become operative unless and until (1) all of the remaining conditions to the consent solicitation have been satisfied or waived, including but not limited to consummation of the SAPA and (2) the consent fee shall have been paid to consenting holders. In connection with the receipt and effectiveness of the consents, the Company will owe a total of $1.1 million upon closing of the SAPA, of which $0.4 million has been incurred as of September 30, 2016 (see Note A - “Stock and Asset Purchase Agreement”).

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

On September 30, 2016, the Company obtained the requisite non-revocable consents required to grant certain waivers from the asset sale covenants in the indenture governing the 6% Notes. The waiver agreements waive the requirement that the Company receive at least 75% of the consideration from the SAPA in the form of cash and cash equivalents. The terms of the waiver agreements will not become operative unless and until (1) all of the remaining conditions to the consent solicitation have been satisfied or waived, including but not limited to consummation of the SAPA and (2) the consent fee shall have been paid to consenting holders. In connection with the receipt and effectiveness of the consents, the Company will owe a total of $3.1 million upon closing of the SAPA, of which $1.1 million has been incurred as of September 30, 2016. (see Note A - “Stock and Asset Purchase Agreement”).

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

2015 Securitization Facility

On May 28, 2015, the Company, through certain of its subsidiaries, entered into a Loan and Security Agreement (the “Securitization Facility”) with lenders party thereto. The borrower under the Securitization Facility was a bankruptcy remote subsidiary of the Company (the “Borrower”). On May 31, 2016, the Company terminated the Securitization Facility, and repaid all outstanding loans because it was not providing the Company with the flexibility needed for its portfolio of assets. As a result of terminating the Securitization Facility, during the nine months ended September 30, 2016 the Company recorded a loss on early extinguishment of debt of $0.4 million to write-off deferred debt costs. Under the Securitization Facility, the Borrower received loans from time to time from conduit lenders thereunder, which were secured by and payable from collateral of the Borrower (primarily equipment loans and leases to Terex customers originated by TFS and transferred to the Borrower). The facility limit for such loans was $350 million and contained customary representations, warranties and covenants.

At December 31, 2015, the Company had $206.5 million in loans outstanding under the Securitization Facility. The weighted average interest rate on the Securitization Facility at December 31, 2015 was 1.46%. Interest expense on loans outstanding under this facility was recorded to Cost of goods sold in the Condensed Consolidated Statement of Comprehensive Income. The Company was party to certain derivative interest rate swap agreements entered into to hedge its exposure to variable interest rates related to the Securitization Facility. The effective interest rate on the Securitization Facility when combined with the interest rate swap agreements was 2.13% at December 31, 2015. For further information on the interest rate swap agreements see Note K – “Derivative Financial Instruments.”

Commitment Letter

On May 16, 2016, as a result of terminating the BCA, the Company and Konecranes terminated the commitment letter they entered into on August 10, 2015 with Credit Suisse Securities (USA) LLC (“CS Securities”) and Credit Suisse AG (“CS” and, together with CS Securities and their respective affiliates, “Credit Suisse”) and the commitments thereunder by Credit Suisse, the other commitment parties and the lenders in respect of the senior secured credit facilities (the “Commitment Letter”). As the Company and Konecranes terminated the BCA, the parties no longer needed the use of funds that would have been supplied by the senior secured credit facilities pursuant to the Commitment Letter.

In connection with the Commitment Letter, the Company incurred fees of $7.2 million on the unused commitment for the nine months ended September 30, 2016 which are included with transaction costs directly related to the BCA and are recorded in Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

Fair Value of Debt

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of September 30, 2016, as follows (in millions, except for quotes):

	Book Value	Quote	FV
6% Notes	$850.0	$1.02000	$867
6-1/2% Notes	$300.0	$1.02000	$306
2014 Credit Agreement Term Loan (net of discount) – USD	$224.0	$0.99625	$223
2014 Credit Agreement Term Loan (net of discount) – EUR	$219.7	$0.99750	$219

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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016			2015			2016			2015
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$0.3	$0.7	$—	$0.3	$0.6	$—	$0.9	$2.1	$—	$0.9	$1.9	$—
Interest cost	1.8	1.7	0.1	1.8	1.7	0.1	5.3	5.0	0.2	5.4	5.2	0.2
Expected return on plan assets	(2.1)	(1.5)	—	(2.5)	(1.7)	—	(6.2)	(4.7)	—	(7.4)	(5.2)	—
Amortization of actuarial loss	1.0	0.6	—	1.0	0.8	—	3.1	1.9	—	2.9	2.4	—
Net periodic cost	$1.0	$1.5	$0.1	$0.6	$1.4	$0.1	$3.1	$4.3	$0.2	$1.8	$4.3	$0.2

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

These lawsuits generally cover the period from February 2008 to February 2009 and allege, among other things, that certain of the Company’s SEC filings and other public statements contained false and misleading statements which resulted in damages to the Company, the plaintiffs and the members of the purported class when they purchased the Company’s securities and in the stockholder derivative complaint, that there were breaches of fiduciary duties. The stockholder derivative complaint also alleges waste of corporate assets relating to the repurchase of the Company’s shares in the market and unjust enrichment as a result of securities sales by certain officers and directors. The complaints seek, among other things, unspecified compensatory damages, costs and expenses. As a result, the Company is unable to estimate a possible loss or a range of losses for these lawsuits. The stockholder derivative complaint also seeks amendments to the Company’s corporate governance procedures in addition to unspecified compensatory damages from the individual defendants in its favor.

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

See Note E - “Discontinued Operations and Assets and Liabilities Held for Sale” for further information regarding proceedings involving certain former shareholders of Demag Cranes AG.

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

As of September 30, 2016 and December 31, 2015, the Company’s maximum exposure to such credit guarantees was $40.5 million and $39.8 million, respectively, including total guarantees issued by a German subsidiary, part of the Cranes segment, of $17.9 million and $19.0 million, respectively (credit guarantees as of September 30, 2016 and December 31, 2015 include $1.8 million and $1.7 million of guarantees related to discontinued operations). Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. Maximum exposure for residual value guarantees issued by the Company totaled $5.4 million and $3.7 million as of September 30, 2016 and December 31, 2015, respectively. The Company is generally able to mitigate some risk associated with these guarantees because the maturity of guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to functionality and state of repair of the machine.  As of September 30, 2016 and December 31, 2015, the Company’s maximum exposure pursuant to buyback guarantees was $5.1 million and $6.9 million, respectively ($4.8 million and $6.6 million related to discontinued operations, respectively). The Company is generally able to mitigate some risk of these guarantees because maturity of guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time and through leveraging its access to used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $4 million and $3 million as of September 30, 2016 and December 31, 2015, respectively, for estimated fair value of all guarantees provided.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$97.3	$44.9	$90.9	$132.4
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment (CTA), net of (provision for) benefit from taxes of $(4.2), $1.9, $(11.9) and $11.1, respectively	2.2	(73.9)	(8.3)	(200.1)
Derivative hedging adjustment, net of (provision for) benefit from taxes of $(0.1), $0.0, $0.7 and $0.0, respectively	(0.2)	1.5	(5.0)	2.6
Debt and equity securities adjustment, net of (provision for) benefit from taxes of $0.0, $0.0, $0.0 and $0.1, respectively	(1.2)	(2.6)	1.1	(8.0)
Pension liability adjustment:
Amortization of actuarial (gain) loss, net of provision for (benefit from) taxes of $(0.8), $(0.4), $(2.4) and $(1.2), respectively	1.7	2.4	5.0	7.3
Foreign exchange and other effects, net of (provision for) benefit from taxes of $0.1, $0.0, $0.3 and $(1.3), respectively	—	1.1	3.0	7.8
Total pension liability adjustment	1.7	3.5	8.0	15.1
Other comprehensive income (loss)	2.5	(71.5)	(4.2)	(190.4)
Comprehensive income (loss)	99.8	(26.6)	86.7	(58.0)
Comprehensive loss (income) attributable to noncontrolling interest	(0.6)	(1.2)	0.3	(2.9)
Comprehensive income (loss) attributable to Terex Corporation	$99.2	$(27.8)	$87.0	$(60.9)

Changes in Accumulated Other Comprehensive Income
The table below presents changes in AOCI by component for the three and nine months ended September 30, 2016 and 2015. All amounts are net of tax (in millions).

	Three months ended September 30, 2016					Three months ended September 30, 2015
	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(503.2)	$(2.5)	$(4.0)	$(146.6)	$(656.3)	$(371.7)	$0.4	$(3.8)	$(173.6)	$(548.7)
Other comprehensive income before reclassifications	2.1	(1.0)	(1.2)	—	(0.1)	(73.9)	3.5	(2.6)	1.1	(71.9)
Amounts reclassified from AOCI	0.1	0.8	—	1.7	2.6	—	(2.0)	—	2.4	0.4
Net other comprehensive Income (Loss)	2.2	(0.2)	(1.2)	1.7	2.5	(73.9)	1.5	(2.6)	3.5	(71.5)
Ending balance	$(501.0)	$(2.7)	$(5.2)	$(144.9)	$(653.8)	$(445.6)	$1.9	$(6.4)	$(170.1)	$(620.2)

	Nine months ended September 30, 2016					Nine months ended September 30, 2015
	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(492.7)	$2.3	$(6.3)	$(152.9)	$(649.6)	$(245.5)	$(0.7)	$1.6	$(185.2)	$(429.8)
Other comprehensive income before reclassifications	(8.4)	(4.5)	1.1	3.0	(8.8)	(200.1)	6.5	(8.0)	7.8	(193.8)
Amounts reclassified from AOCI	0.1	(0.5)	—	5.0	4.6	—	(3.9)	—	7.3	3.4
Net Other Comprehensive Income (Loss)	(8.3)	(5.0)	1.1	8.0	(4.2)	(200.1)	2.6	(8.0)	15.1	(190.4)
Ending balance	$(501.0)	$(2.7)	$(5.2)	$(144.9)	$(653.8)	$(445.6)	$1.9	$(6.4)	$(170.1)	$(620.2)

Stock-Based Compensation

During the nine months ended September 30, 2016, the Company awarded 2.0 million shares of restricted stock to its employees with a weighted average grant date fair value of $23.89 per share.  Approximately 80% of these restricted stock awards vest ratably over a three year period and approximately 20% cliff vest at the end of a three year period and are based on performance targets containing a market condition. The Company used the Monte Carlo method to determine grant date fair value of $29.24 per share for the awards with a market condition granted on March 3, 2016.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

Grant date
March 3, 2016
Dividend yields	1.22%
Expected volatility	45.59%
Risk free interest rate	0.97%
Expected life (in years)	3

Share Repurchases and Dividends

In February 2015, the Company announced authorization by its Board of Directors for the repurchase of up to $200 million of the Company’s outstanding shares of common stock. During the nine months ended September 30, 2016 the Company repurchased approximately 3.4 million shares for approximately $79.6 million under this program. In each of the first three quarters of 2016, the Company’s Board of Directors declared a dividend of $0.07 per share, which was paid to its shareholders.

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2016
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$2.3	$539.3	$664.7	$(149.9)	$1,056.4
Cost of goods sold	(2.0)	(466.7)	(548.1)	144.3	(872.5)
Gross profit	0.3	72.6	116.6	(5.6)	183.9
Selling, general and administrative expenses	(9.4)	(55.0)	(85.5)	5.6	(144.3)
Income (loss) from operations	(9.1)	17.6	31.1	—	39.6
Interest income	24.1	17.2	0.3	(40.6)	1.0
Interest expense	(37.6)	(2.1)	(26.3)	40.6	(25.4)
Income (loss) from subsidiaries	75.7	0.9	2.3	(78.9)	—
Other income (expense) – net	(8.9)	11.3	(3.7)	—	(1.3)
Income (loss) from continuing operations before income taxes	44.2	44.9	3.7	(78.9)	13.9
(Provision for) benefit from income taxes	(11.0)	16.3	14.0	—	19.3
Income (loss) from continuing operations	33.2	61.2	17.7	(78.9)	33.2
Income (loss) from discontinued operations – net of tax	64.1	(3.7)	64.4	(60.7)	64.1
Net income (loss)	97.3	57.5	82.1	(139.6)	97.3
Net loss (income) from continuing operations attributable to noncontrolling interest	—	—	0.1	—	0.1
Net loss (income) from discontinued operations attributable to noncontrolling interest	—	—	(0.6)	—	(0.6)
Net income (loss) attributable to Terex Corporation	$97.3	$57.5	$81.6	$(139.6)	$96.8

Comprehensive income (loss), net of tax	$99.2	$57.8	$101.4	$(158.6)	$99.8
Comprehensive loss (income) attributable to noncontrolling interest	—	—	(0.6)	—	(0.6)
Comprehensive income (loss) attributable to Terex Corporation	$99.2	$57.8	$100.8	$(158.6)	$99.2

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2016
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$4.5	$1,963.3	$2,121.3	$(620.7)	$3,468.4
Cost of goods sold	(3.9)	(1,683.5)	(1,781.1)	607.8	(2,860.7)
Gross profit	0.6	279.8	340.2	(12.9)	607.7
Selling, general and administrative expenses	(27.6)	(189.2)	(279.5)	12.9	(483.4)
Income (loss) from operations	(27.0)	90.6	60.7	—	124.3
Interest income	73.4	51.5	1.6	(123.2)	3.3
Interest expense	(111.7)	(6.5)	(80.6)	123.2	(75.6)
Loss on early extinguishment of debt	—	—	(0.4)	—	(0.4)
Income (loss) from subsidiaries	228.5	11.2	(3.1)	(236.6)	—
Other income (expense) – net	(42.7)	27.6	1.8	—	(13.3)
Income (loss) from continuing operations before income taxes	120.5	174.4	(20.0)	(236.6)	38.3
(Provision for) benefit from income taxes	0.3	3.4	78.8	—	82.5
Income (loss) from continuing operations	120.8	177.8	58.8	(236.6)	120.8
Income (loss) from discontinued operations – net of tax	(33.4)	(6.8)	(33.7)	40.5	(33.4)
Gain (loss) on disposition of discontinued operations – net of tax	0.5	—	3.0	—	3.5
Net income (loss)	87.9	171.0	28.1	(196.1)	90.9
Net loss (income) from continuing operations attributable to noncontrolling interest	—	—	0.1	—	0.1
Net loss (income) from discontinued operations attributable to noncontrolling interest	—	—	0.1	—	0.1
Net income (loss) attributable to Terex Corporation	$87.9	$171.0	$28.3	$(196.1)	$91.1

Comprehensive income (loss), net of tax	$87.0	$171.7	$114.2	$(286.2)	$86.7
Comprehensive loss (income) attributable to noncontrolling interest	—	—	0.3	—	0.3
Comprehensive income (loss) attributable to Terex Corporation	$87.0	$171.7	$114.5	$(286.2)	$87.0

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2015
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$2.8	$744.4	$738.8	$(230.6)	$1,255.4
Cost of goods sold	(2.3)	(596.7)	(634.6)	230.6	(1,003.0)
Gross profit	0.5	147.7	104.2	—	252.4
Selling, general and administrative expenses	(5.5)	(64.6)	(90.2)	—	(160.3)
Income (loss) from operations	(5.0)	83.1	14.0	—	92.1
Interest income	25.5	17.3	0.5	(42.3)	1.0
Interest expense	(37.6)	(1.8)	(28.6)	42.3	(25.7)
Income (loss) from subsidiaries	59.4	2.6	(0.3)	(61.7)	—
Other income (expense) – net	(22.0)	2.7	7.8	—	(11.5)
Income (loss) from continuing operations before income taxes	20.3	103.9	(6.6)	(61.7)	55.9
(Provision for) benefit from income taxes	10.0	(31.8)	(3.8)	—	(25.6)
Income (loss) from continuing operations	30.3	72.1	(10.4)	(61.7)	30.3
Income (loss) from discontinued operations – net of tax	15.8	1.2	15.5	(16.7)	15.8
Gain (loss) on disposition of discontinued operations – net of tax	(0.6)	—	(0.6)	—	(1.2)
Net income (loss)	45.5	73.3	4.5	(78.4)	44.9
Net loss (income) from continuing operations attributable to noncontrolling interest	—	—	—	—	—
Net loss (income) from discontinued operations attributable to noncontrolling interest	—	—	(1.3)	—	(1.3)
Net income (loss) attributable to Terex Corporation	$45.5	$73.3	$3.2	$(78.4)	$43.6

Comprehensive income (loss), net of tax	$(27.8)	$73.0	$(35.4)	$(36.4)	$(26.6)
Comprehensive loss (income) attributable to noncontrolling interest	—	—	(1.2)	—	(1.2)
Comprehensive income (loss) attributable to Terex Corporation	$(27.8)	$73.0	$(36.6)	$(36.4)	$(27.8)

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2015
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$8.3	$2,343.3	$2,207.2	$(704.7)	$3,854.1
Cost of goods sold	(6.5)	(1,913.9)	(1,882.5)	704.7	(3,098.2)
Gross profit	1.8	429.4	324.7	—	755.9
Selling, general and administrative expenses	(12.0)	(199.4)	(278.0)	—	(489.4)
Income (loss) from operations	(10.2)	230.0	46.7	—	266.5
Interest income	78.2	51.5	1.4	(128.3)	2.8
Interest expense	(118.0)	(4.5)	(88.3)	128.3	(82.5)
Income (loss) from subsidiaries	173.7	0.2	0.2	(174.1)	—
Other income (expense) – net	(47.9)	(1.2)	31.3	—	(17.8)
Income (loss) from continuing operations before income taxes	75.8	276.0	(8.7)	(174.1)	169.0
(Provision for) benefit from income taxes	28.7	(78.0)	(15.2)	—	(64.5)
Income (loss) from continuing operations	104.5	198.0	(23.9)	(174.1)	104.5
Income (loss) from discontinued operations – net of tax	26.4	2.5	25.9	(28.4)	26.4
Gain (loss) on disposition of discontinued operations – net of tax	(0.6)	—	2.1	—	1.5
Net income (loss)	130.3	200.5	4.1	(202.5)	132.4
Net loss (income) from continuing operations attributable to noncontrolling interest	—	—	0.1	—	0.1
Net loss (income) from discontinued operations attributable to noncontrolling interest	—	—	(3.1)	—	(3.1)
Net income (loss) attributable to Terex Corporation	$130.3	$200.5	$1.1	$(202.5)	$129.4

Comprehensive income (loss), net of tax	$(60.9)	$200.3	$(159.0)	$(38.4)	$(58.0)
Comprehensive loss (income) attributable to noncontrolling interest	—	—	(2.9)	—	(2.9)
Comprehensive income (loss) attributable to Terex Corporation	$(60.9)	$200.3	$(161.9)	$(38.4)	$(60.9)

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2016
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$4.2	$0.5	$244.1	$—	$248.8
Trade receivables – net	7.4	186.9	462.5	—	656.8
Intercompany receivables	46.7	54.2	69.2	(170.1)	—
Inventories	0.4	368.4	609.6	—	978.4
Prepaid and other current assets	65.5	93.3	70.8	—	229.6
Current assets held for sale	—	21.6	785.2	—	806.8
Total current assets	124.2	724.9	2,241.4	(170.1)	2,920.4
Property, plant and equipment – net	53.2	152.1	150.5	—	355.8
Goodwill	—	164.1	284.6	—	448.7
Non-current intercompany receivables	1,341.6	2,888.3	88.9	(4,318.8)	—
Investment in and advances to (from) subsidiaries	4,393.5	97.6	110.1	(4,552.9)	48.3
Other assets	47.9	231.3	285.5	—	564.7
Non-current assets held for sale	—	120.3	1,111.1	—	1,231.4
Total assets	$5,960.4	$4,378.6	$4,272.1	$(9,041.8)	$5,569.3

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$—	$0.7	$9.8	$—	$10.5
Trade accounts payable	22.4	176.6	275.5	—	474.5
Intercompany payables	4.8	49.1	116.2	(170.1)	—
Accruals and other current liabilities	71.2	128.9	293.3	—	493.4
Current liabilities held for sale	—	16.5	480.5	—	497.0
Total current liabilities	98.4	371.8	1,175.3	(170.1)	1,475.4
Long-term debt, less current portion	1,209.9	0.7	442.4	—	1,653.0
Non-current intercompany payables	2,719.5	—	1,599.3	(4,318.8)	—
Retirement plans and other non-current liabilities	54.9	33.5	123.9	—	212.3
Non-current liabilities held for sale	—	—	315.0	—	315.0
Total stockholders’ equity	1,877.7	3,972.6	616.2	(4,552.9)	1,913.6
Total liabilities and stockholders’ equity	$5,960.4	$4,378.6	$4,272.1	$(9,041.8)	$5,569.3

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(188.5)	$262.9	$10.7	$5.7	$90.8
Cash flows from investing activities
Capital expenditures	(2.0)	(30.9)	(31.3)	—	(64.2)
Proceeds from disposition of discontinued operations	—	—	3.5	—	3.5
Acquisitions, net of cash acquired	—	—	(3.2)	—	(3.2)
Proceeds from sale of assets	0.1	5.9	57.7	—	63.7
Intercompany investing activities (1)	136.6	(97.5)	(23.4)	(15.7)	—
Other investing activities, net	—	—	26.6	(29.1)	(2.5)
Net cash provided by (used in) investing activities	134.7	(122.5)	29.9	(44.8)	(2.7)
Cash flows from financing activities
Repayments of debt	(742.8)	(0.6)	(261.4)	—	(1,004.8)
Proceeds from issuance of debt	812.8	—	77.1	—	889.9
Share repurchases	(80.9)	—	—	—	(80.9)
Dividends paid	(22.7)	—	—	—	(22.7)
Intercompany financing activities (1)	—	(138.6)	99.5	39.1	—
Other financing activities, net	—	—	1.2	—	1.2
Net cash provided by (used in) financing activities	(33.6)	(139.2)	(83.6)	39.1	(217.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	6.4	—	6.4
Net increase (decrease) in cash and cash equivalents	(87.4)	1.2	(36.6)	—	(122.8)
Cash and cash equivalents at beginning of period	91.6	3.1	371.8	—	466.5
Cash and cash equivalents at end of period	$4.2	$4.3	$335.2	$—	$343.7

(1)	Intercompany investing and financing activities include cash pooling activity between Terex Corporation and Wholly-Owned Guarantors.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2015
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(413.2)	$423.9	$109.3	$(176.6)	$(56.6)
Cash flows from investing activities
Capital expenditures	(1.6)	(31.1)	(40.7)	—	(73.4)
Acquisitions, net of cash acquired	—	(52.1)	(19.2)	—	(71.3)
Proceeds from disposition of discontinued operations	(3.4)	—	3.2	—	(0.2)
Proceeds from sale of assets	(1.0)	0.1	1.7	—	0.8
Intercompany investing activities (1)	454.5	—	(188.9)	(265.6)	—
Other investing activities, net	—	—	17.3	(17.3)	—
Net cash provided by (used in) investing activities	448.5	(83.1)	(226.6)	(282.9)	(144.1)
Cash flows from financing activities
Repayments of debt	(983.6)	(6.2)	(39.6)	—	(1,029.4)
Proceeds from issuance of debt	927.0	—	226.6	—	1,153.6
Share repurchases	(50.4)	—	—	—	(50.4)
Dividends paid	(19.3)	—	—	—	(19.3)
Intercompany financing activities (1)	—	(332.3)	(127.2)	459.5	—
Other financing activities, net	0.6	—	(1.9)	—	(1.3)
Net cash provided by (used in) financing activities	(125.7)	(338.5)	57.9	459.5	53.2
Effect of exchange rate changes on cash and cash equivalents	—	—	(29.6)	—	(29.6)
Net increase (decrease) in cash and cash equivalents	(90.4)	2.3	(89.0)	—	(177.1)
Cash and cash equivalents at beginning of period	99.0	1.9	377.3	—	478.2
Cash and cash equivalents at end of period	$8.6	$4.2	$288.3	$—	$301.1

(1)	Intercompany investing and financing activities include cash pooling activity between Terex Corporation and Wholly-Owned Guarantors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Subsequent to December 31, 2015, we reorganized our reportable segments to align with our new management reporting structure and business activities which resulted in our scrap material handling business in our former Construction segment being reassigned to our MP segment, certain non-operations related assets in the U.K. being reassigned from our former Construction segment to our Corporate and Other category, and parts of our North America services business in our Cranes segment being reassigned into our AWP and our former Material Handling & Port Solutions (“MHPS”) segments. Historical results have been reclassified to give effect to these changes. Effective as of June 30, 2016, further adjustments were made to our reportable segments as a result of definitive agreements to sell portions of our business and reorganize the management structure of other portions of our business, as discussed below. On May 16, 2016, we entered into an agreement to sell our MHPS business to Konecranes Plc (“Konecranes”). As a result, our former MHPS segment is reported in discontinued operations in the Condensed Consolidated Statement of Comprehensive Income for all periods presented, and in assets and liabilities held for sale in the Condensed Consolidated Balance Sheet at September 30, 2016 and December 31, 2015, respectively, and is no longer a reportable segment. During June and July of 2016, we entered into agreements to sell certain portions of our former Construction segment. As a result, concrete mixer trucks and concrete paver product lines from our former Construction segment have been reassigned to our MP segment and remaining product lines within the former Construction segment, such as loader backhoes and site dumpers, have been reassigned to the Corporate and Other category, as a result of changes in management responsibilities associated with these product lines. The effects of these changes have been shown in all periods presented. Assets and liabilities associated with the portions of the former Construction segment to be sold are reported in assets and liabilities held for sale in the Condensed Consolidated Balance Sheet at September 30, 2016.

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

Overview

We continue to work towards transforming Terex into a more focused company. We completed the sale of our German compact construction business and are progressing toward completing our planned sale of MHPS in early 2017.

Operationally, we had mixed results across our businesses in the third quarter. Our AWP and MP segments performed in line with our expectations, while our Cranes segment performance was impacted by more challenging markets than we anticipated and operational factors. The overall market dynamic for large capital equipment continues to be challenging, and we do not see market conditions improving in the near future. Our overall results for the third quarter were negatively impacted by margin declines in our AWP and Cranes segments mostly due to sales volume reductions.

We continue to review all aspects of our cost structure and have continued to take actions throughout the entire Company to reduce costs. These actions have resulted in savings which have been critical to at least partially offset challenging market conditions. We have also taken actions to continue to rationalize our manufacturing footprint, consolidating facilities across all three of our segments. Over the last few months, we have closed or announced plans to close five facilities. Leveraging our existing capacity is necessary for the market environment we are in and will help us become more globally cost competitive. See Note L - “Restructuring and Other Charges” in our Condensed Consolidated Financial Statements for more information on these actions. We are continuing to evaluate our manufacturing footprint and believe there are additional opportunities to better leverage our global capabilities.

Our AWP segment’s net sales and profitability for the third quarter declined year over year as the North American market declined on softer rental demand for booms, telehandlers and scissors and in Europe on softer replacement demand for booms. Sales volumes increased in the Asia Pacific region. Bookings were down compared to the prior year, and we believe AWP backlog reflects the continued cautious approach to capital expenditures by some of our larger North American customers, softening volume in Europe and timing of orders in Europe. Margins in our AWP segment were lower primarily as a result of lower net sales volumes and global pricing dynamics, which were partially offset by manufacturing and SG&A cost reduction actions and geographical mix of sales. Looking ahead to 2017, the most influential market dynamic will continue to be the North American replacement cycle. We are in the midst of a dip in replacement demand as a result of the 2008 to 2010 market decline which is impacting our sales and backlog. We expect this trend to continue in 2017.

Our Cranes segment’s net sales and profitability for the third quarter declined year over year as the global crane market remains challenging for nearly all products and regions. The North American market remained weak, as low oil, gas and commodity prices continued to impact the sale of mobile cranes. The European market was hurt by changes in subsidies in the wind power market in Germany resulting in fewer large crawler crane sales. There were pockets of growth in South East Asia but not nearly enough to offset the broad-based global declines. Although our utilities products were down compared to last year, sales were profitable and our backlog and bookings are up compared to last year, which we believe is indicative of an improving market for utility equipment. We are taking actions to improve the Cranes business, including our recently announced leadership changes.

Our MP segment’s net sales for the third quarter declined slightly year over year, primarily due to changes in foreign currency exchange rates, but operating profit and operating margins increased compared to the prior year period. Concrete equipment sales were up compared to last year. Crushing and screening equipment sales remained flat, with the aggregates market growing slightly, and the mining-related market remaining weak. Our scrap handling business was down, as was the market, driven by low steel scrap metal prices. Bookings and backlog for the segment are up compared to the prior quarter and prior year period, respectively, primarily due to strength in the mobile crushing and screening and North American concrete markets.

Geographically, our largest market remains North America, which now represents approximately 50% of our global sales in continuing operations. However, our North American sales declined 18% on a year-over-year basis, driven by softness in our AWP and mobile crane product categories. While the Asian/Pacific market grew, our other markets were generally down, with Latin America down significantly.

We generated approximately $47 million in free cash flow in the third quarter. Although we had negative free cash flow of approximately $27 million in the first nine months of 2016, we expect to generate between $150 million and $200 million in free cash flow for the full year 2016. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

Given current market dynamics and challenges we are facing in our Cranes segment, we now expect earnings per share from continuing operations for the full year 2016 to be between $0.70 and $0.80, excluding restructuring and other unusual items, on net sales of $4.2 billion to $4.4 billion.

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

Terex management and Board of Directors use ROIC as one of the primary measures to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at September 30, 2016 was 25.6%. The increased ROIC was primarily driven by recognized tax benefits.

Amounts described below are reported in millions of U.S. dollars, except for the effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Sep '16	Jun '16	Mar '16	Dec '15	Jun '15
Provision for (benefit from) income taxes as adjusted	$(7.6)	$(61.4)	$5.0	$5.6
Divided by: Income (loss) before income taxes as adjusted	89.7	3.1	(69.4)	20.3
Effective tax rate	(8.5)%	(1,980.6)%	(7.2)%	27.6%
Income (loss) from operations as adjusted	$118.9	$30.8	$(43.4)	$53.1
Multiplied by: 1 minus Effective tax rate	108.5%	2,080.6%	107.2%	72.4%
Adjusted net operating income (loss) after tax	$129.0	$640.8	$(46.5)	$38.4
Debt (as defined above) as adjusted	$1,688.0	$1,709.0	$1,830.9	$1,810.1	$1,875.5
Less: Cash and cash equivalents as adjusted	(343.7)	(298.1)	(323.6)	(466.5)	(301.1)
Debt less Cash and cash equivalents as adjusted	1,344.3	1,410.9	1,507.3	1,343.6	1,574.4
Total Terex Corporation stockholders’ equity as adjusted	1,588.1	1,527.2	1,501.0	1,528.0	1,549.7
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$2,932.4	$2,938.1	$3,008.3	$2,871.6	$3,124.1

September 30, 2016 ROIC	25.6%
NOPAT as adjusted (last 4 quarters)	$761.7
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$2,974.9

	Three months ended 9/30/16	Three months ended 6/30/16	Three months ended 3/31/16	Three months ended 12/31/15
Reconciliation of Provision for (benefit from) income taxes:
Provision for (benefit from) income taxes from continuing operations	(19.3)	(67.1)	3.9	3.0
Provision for (benefit from) income taxes from discontinued operations	11.7	5.7	1.1	2.6
Provision for (benefit from) income taxes as adjusted	$(7.6)	$(61.4)	$5.0	$5.6

Reconciliation of income (loss) before income taxes:
Income (loss) before income taxes from continuing operations	13.9	42.5	(18.1)	26.7
Income (loss) before income taxes from discontinued operations	75.8	(39.4)	(51.3)	(6.4)
Income (loss) before income taxes from operations as adjusted	$89.7	$3.1	$(69.4)	$20.3

Reconciliation of income (loss) from operations:
Income (loss) from operations	$39.6	$73.4	$11.3	$57.3
Income (loss) from discontinued operations	79.5	(39.3)	(53.0)	(6.5)
(Income) loss from operations for TFS	(0.2)	(3.3)	(1.7)	2.3
Income (loss) from operations as adjusted	$118.9	$30.8	$(43.4)	$53.1

	As of 9/30/16	As of 6/30/16	As of 3/31/16	As of 12/31/15	As of 9/30/15
Reconciliation of Cash and cash equivalents:
Cash and cash equivalents from continuing operations	$248.8	$200.8	$216.2	$371.2	$213.3
Cash and cash equivalents in assets held for sale	94.9	97.3	107.4	95.3	87.8
Cash and cash equivalents as adjusted	$343.7	$298.1	$323.6	$466.5	$301.1

Reconciliation of Debt:
Debt from continuing operations	$1,663.5	$1,686.3	$1,809.1	$1,796.2	$1,855.8
Debt included in liabilities held for sale	24.5	22.7	21.8	13.9	19.7
Debt as adjusted	$1,688.0	$1,709.0	$1,830.9	$1,810.1	$1,875.5

Reconciliation of Terex Corporation stockholders’ equity:
Terex Corporation stockholders’ equity as reported	$1,877.7	$1,856.1	$1,855.1	$1,877.4	$1,889.9
TFS Assets	(289.6)	(328.9)	(354.1)	(349.4)	(340.2)
Terex Corporation stockholders’ equity as adjusted	$1,588.1	$1,527.2	$1,501.0	$1,528.0	$1,549.7

Sale of MHPS Business and Termination of Business Combination and Plan of Merger

See Note A – “Stock and Asset Purchase Agreement” (the “SAPA”) in the Notes to the Consolidated Financial Statements for further information regarding the sale of our MHPS business to Konecranes and the termination of the proposed merger with Konecranes.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

Consolidated

	Three Months Ended September 30,
	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,056.4	—	$1,255.4	—	(15.9)%
Gross profit	$183.9	17.4%	$252.4	20.1%	(27.1)%
SG&A	$144.3	13.7%	$160.3	12.8%	(10.0)%
Income (loss) from operations	$39.6	3.7%	$92.1	7.3%	(57.0)%

Net sales for the three months ended September 30, 2016 decreased $199.0 million when compared to the same period in 2015.  The decline in net sales was driven by lower net sales across all our businesses. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately 2% or $24 million.

Gross profit for the three months ended September 30, 2016 decreased $68.5 million when compared to the same period in 2015. The decrease was primarily due to declines in gross profit in our AWP and Cranes segments, mostly due to sales volume reductions and negative impact of foreign exchange rate changes.

SG&A costs for the three months ended September 30, 2016 decreased $16.0 million when compared to the same period in 2015.  The decrease was primarily due to general and administrative cost reductions from actions taken in 2016.

Income from operations for the three months ended September 30, 2016 decreased $52.5 million when compared to the same period in 2015.  The decrease was primarily due to lower operating performance in our AWP and Cranes segments, mostly due to lower sales volumes, partially offset by lower general and administrative costs.

Aerial Work Platforms

	Three Months Ended September 30,
	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$484.4	—	$580.9	—	(16.6)%
Income from operations	$48.6	10.0%	$78.9	13.6%	(38.4)%

Net sales for the AWP segment for the three months ended September 30, 2016 decreased $96.5 million when compared to the same period in 2015. Net sales decreased approximately $83 million due to volume declines primarily in North America and Europe and pricing declines driven by market conditions and competition. The volume decline in the North American market reflected softer boom and telehandler sales. Lower boom sales in Europe were partially offset by stronger scissor volumes internationally. Refurbishment service activity was lower by approximately $7 million and the negative impact of foreign exchange rate changes was approximately $6 million.

Income from operations for the three months ended September 30, 2016 decreased $30.3 million when compared to the same period in 2015.  The decrease was primarily due to sales volume and pricing declines, unfavorable product mix, declines in refurbishment service activity and negative impact of foreign exchange activity, partially offset by lower manufacturing costs and lower operating expenses, including selling, general and administrative expenses.

Cranes

	Three Months Ended September 30,
	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$282.8	—	$379.3	—	(25.4)%
Income (loss) from operations	$(12.1)	(4.3)%	$12.1	3.2%	(200.0)%

Net sales for the Cranes segment for the three months ended September 30, 2016 decreased $96.5 million when compared to the same period in 2015.  Net sales decreased approximately $95 million due to lower sales volume driven by lower demand for mobile cranes, particularly crawler cranes and rough terrain cranes, in North America, Europe, Middle East and Latin America, largely due to continuing impact of declines in oil, gas and commodity prices, and lower utility products demand in North America.

Loss from operations for the three months ended September 30, 2016 was $12.1 million compared to income from operations of $12.1 million for the same period in 2015. The decrease in operating performance was driven by approximately $21 million from the sales volume declines and product mix noted above, as well as approximately $6 million of expense for increases in warranty reserves.

Materials Processing

	Three Months Ended September 30,
	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$228.2	—	$238.7	—	(4.4)%
Income from operations	$19.5	8.5%	$17.6	7.4%	10.8%

Net sales for the MP segment for the three months ended September 30, 2016 decreased $10.5 million when compared to the same period in 2015, primarily due to approximately $10 million of negative impact of foreign exchange rate changes. Concrete equipment sales were up significantly compared to last year’s third quarter, while crushing and screening equipment sales remained relatively flat, and mining-related sales were weaker compared to last year’s third quarter.

Income from operations for the three months ended September 30, 2016 increased $1.9 million when compared to the same period in 2015, primarily from the effect of a supplier settlement and favorable pricing, partially offset by negative impact of foreign exchange rate changes.

Corporate and Other / Eliminations

	Three Months Ended September 30,
	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$61.0	—	$56.5	—	8.0%
Loss from operations	$(16.4)	(26.9)%	$(16.5)	(29.2)%	0.6%

Net sales amounts include sales in various construction equipment product lines and on-book financing of TFS, as well as elimination of intercompany sales activity among segments.

Loss from operations for the three months ended September 30, 2016 decreased $0.1 million when compared to the same period in 2015.

Interest Expense, Net of Interest Income

During the three months ended September 30, 2016, our interest expense net of interest income was $24.4 million, or $0.3 million lower than the same period in the prior year.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended September 30, 2016 was expense of $1.3 million, or $10.2 million decreased expense when compared to the same period in the prior year. The decrease is primarily due to decreased merger-related costs, foreign currency exchange gains and reduced losses from equity investments recorded in the current year period.

Income Taxes

During the three months ended September 30, 2016, we recognized an income tax benefit of $19.3 million on income of $13.9 million, an effective tax rate of (138.8)%, as compared to income tax expense of $25.6 million on income of $55.9 million, an effective tax rate of 45.8%, for the three months ended September 30, 2015.  The lower effective tax rate for the three months ended September 30, 2016 was primarily due to tax benefits from prior year net operating loss carryforwards and favorable geographic mix of earnings.

Income (loss) from Discontinued Operations

Income from discontinued operations - net of tax for the three months ended September 30, 2016 was $64.1 million compared to income from discontinued operations - net of tax of $15.8 million for the same period in the prior year. The increase was primarily due to a recognized gain of approximately $55.6 million ($55.6 million after-tax) to reverse an impairment charge related to the MHPS disposal group recognized in the second quarter 2016, lower depreciation and amortization expenses because depreciation and amortization expense ceased upon initial classification of the MHPS disposal group as held for sale, partially offset by the effect of reduced sales volumes.

Gain (Loss) on Disposition of Discontinued Operations

During the three months ended September 30, 2015 we recognized a loss on disposition of discontinued operations - net of tax of $1.2 million, related to the sale of our truck business.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

Consolidated

	Nine Months Ended September 30,
	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$3,468.4	—	$3,854.1	—	(10.0)%
Gross profit	$607.7	17.5%	$755.9	19.6%	(19.6)%
SG&A	$483.4	13.9%	$489.4	12.7%	(1.2)%
Income (loss) from operations	$124.3	3.6%	$266.5	6.9%	(53.4)%

Net sales for the nine months ended September 30, 2016 decreased $385.7 million when compared to the same period in 2015.  The decline in net sales was driven by lower net sales in Cranes, AWP and in certain construction product lines in Corporate. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately 2% or $59 million. These declines were partially offset by net sales improvement in our MP segment.

Gross profit for the nine months ended September 30, 2016 decreased $148.2 million when compared to the same period in 2015. The decrease was primarily due to declines in gross profit in our Cranes and AWP segments, mostly due to sales volume reductions and approximately $16 million in severance in these two segments. We also recognized approximately $4 million of severance and approximately $4 million of asset impairment charges in Corporate and approximately $24 million of expense associated with increasing inventory and warranty reserves, across all our segments. Changes in foreign exchange rates negatively impacted gross profit in all segments, except Cranes. These decreases were partially offset by improved gross profit in our MP segment due to improved sales volumes and manufacturing cost improvements.

SG&A costs for the nine months ended September 30, 2016 decreased by $6.0 million when compared to the same period in 2015.  The decrease was primarily due to general and administrative cost reductions across our business from actions taken in 2016, positive impact of changes in foreign currency exchange rates, partially offset by approximately $15 million of severance and restructuring charges in AWP, Cranes and Corporate and Other and approximately $4 million of asset impairment charges in Cranes and Corporate and Other.

Income from operations for the nine months ended September 30, 2016 decreased $142.2 million when compared to the same period in 2015.  The decrease was primarily due to lower operating performance in our Cranes and AWP segments, for the reasons noted above, and severance and asset impairment charges in Corporate.

Aerial Work Platforms

	Nine Months Ended September 30,
	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,598.8	—	$1,786.7	—	(10.5)%
Income from operations	$159.2	10.0%	$228.6	12.8%	(30.4)%

Net sales for the AWP segment for the nine months ended September 30, 2016 decreased $187.9 million when compared to the same period in 2015. Net sales decreased approximately $154 million due to volume declines primarily in North and South America and pricing declines driven by market conditions and competition. The volume decline reflected softer boom and telehandler sales primarily in North America, partially offset by stronger scissor volumes internationally. Approximately $18 million of the decline was due to the negative impact of foreign exchange rate changes, and approximately $17 million due to declines in refurbishment service activity.

Income from operations for the nine months ended September 30, 2016 decreased $69.4 million when compared to the same period in 2015.  The decrease was primarily due to the sales volume declines, severance expense, and increased inventory reserves, partially offset by better product mix, lower manufacturing costs and lower operating expenses, including selling, general and administrative expenses.

Cranes

	Nine Months Ended September 30,
	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$947.5	—	$1,160.3	—	(18.3)%
Income (loss) from operations	$(41.5)	(4.4)%	$35.8	3.1%	(215.9)%

Net sales for the Cranes segment for the nine months ended September 30, 2016 decreased $212.8 million when compared to the same period in 2015.  Net sales decreased approximately $204 million due to lower sales volume driven by lower demand for mobile cranes in North America, particularly crawler cranes and rough terrain cranes, Europe, Middle East, Asia and Latin America, largely due to continuing impact of declines in oil, gas and commodity prices, and lower utility products demand in North America. Net sales also decreased approximately $6 million due to the negative impact of foreign exchange rate changes.

Loss from operations for the nine months ended September 30, 2016 was $41.5 million compared to income from operations of $35.8 million for the same period in 2015. The decrease in operating performance was driven by approximately $52 million from the sales volume declines and product mix noted above, approximately $19 million of charges for increased warranty and inventory reserves, approximately $18 million for severance and restructuring charges and approximately $4 million for asset impairment charges in Europe and the U.S, primarily associated with manufacturing facility closures to transfer production between facilities to improve labor efficiency and reduce overhead costs. This decrease was partially offset by approximately $8 million of general and administrative expense reductions and approximately $8 million favorable impact of foreign exchange rate changes, compared to the prior year period.

Materials Processing

	Nine Months Ended September 30,
	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$708.2	—	$698.6	—	1.4%
Income from operations	$63.9	9.0%	$54.8	7.8%	16.6%

Net sales for the MP segment for the nine months ended September 30, 2016 increased $9.6 million when compared to the same period in 2015. Net sales increased approximately $31 million due to effect of an acquisition, increased volumes and favorable pricing, partially offset by approximately $21 million of negative impact of foreign exchange rate changes. Concrete equipment sales were up significantly compared to last year, while crushing and screening equipment sales remained relatively flat, and mining-related sales were weaker compared to last year.

Income from operations for the nine months ended September 30, 2016 increased $9.1 million when compared to the same period in 2015, primarily from the effect of a supplier settlement and favorable pricing and sales volumes, partially offset by negative impact of foreign exchange rate changes and an acquisition.

Corporate and Other / Eliminations

	Nine Months Ended September 30,
	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$213.9	—	$208.5	—	2.6%
Loss from operations	$(57.3)	(26.8)%	$(52.7)	(25.3)%	(8.7)%

Net sales amounts include sales in various construction equipment product lines and on-book financing of TFS, as well as elimination of intercompany sales activity among segments.

Loss from operations for the nine months ended September 30, 2016 increased $4.6 million when compared to the same period in 2015, primarily due to approximately $7 million for severance expense associated with a plan to close a redundant facility, and approximately $6 million of asset impairment charges, partially offset by positive impact of changes in foreign currency exchange rates.

Interest Expense, Net of Interest Income

During the nine months ended September 30, 2016, our interest expense net of interest income was $72.3 million, or $7.4 million lower than the same period in the prior year. The reduction resulted primarily from the settlement of the 4% Convertible Notes on June 1, 2015 and lower debt balances in the current year when compared to the prior year.

Loss on Early Extinguishment of Debt

During the nine months ended September 30, 2016, we recorded a loss on early extinguishment of debt of $0.4 million related to the termination of our 2015 Securitization Facility, as further described in Note M - “Long-Term Obligations”.

Other Income (Expense) – Net

Other income (expense) – net for the nine months ended September 30, 2016 was expense of $13.3 million, or $4.5 million decreased expense when compared to the same period in the prior year. The decrease is primarily due to foreign currency exchange gains and reduced losses from equity investments recorded in the current year period, partially offset by increased merger-related costs recorded in the current year period.

Income Taxes

During the nine months ended September 30, 2016, we recognized an income tax benefit of $82.5 million on income of $38.3 million, an effective tax rate of (215.4)%, as compared to income tax expense of $64.5 million on income of $169.0 million, an effective tax rate of 38.2%, for the nine months ended September 30, 2015.  The lower effective tax rate for the nine months ended September 30, 2016 was primarily due to the valuation allowance release for our German and Italian subsidiaries and other tax benefits from prior year net operating loss carryforwards. The change in judgment regarding the realization of deferred tax assets in Germany and Italy was due to the anticipated disposition of our MHPS business pursuant to the agreement with Konecranes, recent earnings history, and expected future income supporting the more likely than not assessment that the deferred tax assets will be realized.

Income (loss) from Discontinued Operations

Loss from discontinued operations - net of tax for the nine months ended September 30, 2016 was $33.4 million compared to income from discontinued operations - net of tax of $26.4 million for the same period in the prior year. The decrease in operating performance resulted primarily from severance and restructuring charges for structural cost-reduction actions taken primarily in Germany, and lower net sales volumes, partially offset by reduced depreciation and amortization expenses because depreciation and amortization expense ceased upon initial classification of the MHPS disposal group as held for sale.

Gain (Loss) on Disposition of Discontinued Operations

During the nine months ended September 30, 2016, we recognized a gain on disposition of discontinued operations - net of tax of $3.5 million related to the sale of our Atlas heavy construction equipment and knuckle-boom cranes businesses, due to contractual earnout payments, and from our truck business. During the nine months ended September 30, 2015 we recognized a gain on disposition of discontinued operations - net of tax of $1.5 million due primarily to a gain of $2.8 million related to the sale of our Atlas heavy construction equipment and knuckle-boom cranes businesses based on contractually obligated earnings based payments from the purchaser, partially offset by a loss of $1.3 million related to sale of our truck business, including settlement of certain disputes in the asset sale agreement.

LIQUIDITY AND CAPITAL RESOURCES

We continue to focus on generating cash and improving margins. Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets.  We had cash and cash equivalents, including cash and cash equivalents recorded as Current assets held for sale, of $343.7 million at September 30, 2016.  We seek to use cash held by our foreign subsidiaries to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of these operations. Such cash could be used in the U.S., if necessary. Cash repatriated to the U.S. could be subject to incremental local and U.S. taxation. Primarily as a result of the sale of the MHPS business to Konecranes, the Company is no longer asserting that approximately $1 billion of foreign earnings are indefinitely reinvested. There are no other trends, demands or uncertainties as a result of the Company’s cash re-investment policy that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility.

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

During the first nine months of 2016, cash used in inventory was approximately $32 million as production ramped up for expected future deliveries. Working capital as a percent of trailing three month annualized net sales was 26.5% at September 30, 2016.

The following tables show the calculation of our working capital in continuing operations and trailing three months annualized sales as of September 30, 2016 (in millions):

Three Months Ended 9/30/2016
Net Sales	$1,056.4
x	4
Trailing Three Month Annualized Net Sales	$4,225.6

As of 9/30/16
Inventories	$978.4
Trade Receivables	656.8
Trade Accounts Payable	(474.5)
Customer Advances	(42.1)
Total Working Capital	$1,118.6

Our credit agreement provides us with a revolving line of credit of up to $600 million. See Note M – “Long-Term Obligations,” in our Condensed Consolidated Financial Statements for information concerning our credit agreement. We had $530.0 million available for borrowing under our revolving credit facilities at September 30, 2016. The credit agreement also allows incremental commitments, which may be extended at the option of the lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both as long as we satisfy a secured debt financial ratio contained in the credit facilities. We had $70.0 million of outstanding borrowings under our revolving credit facilities as well as U.S. dollar and Euro denominated term loans totaling $443.7 million as of September 30, 2016.

Interest rates charged under the revolving line of credit in our credit agreement are subject to adjustment based on our consolidated leverage ratio. The U.S. dollar term loans bear interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 2.75%, with a floor of 0.75% on LIBOR. The Euro term loans bear interest at a rate of Euro Interbank Offer Rate (“EURIBOR”) plus 2.75%, with a floor of 0.75% on EURIBOR. At September 30, 2016, the weighted average interest rate on these term loans was 3.54%. The weighted average interest rate on our revolving credit amounts at September 30, 2016 was 2.63%.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

The revolving line of credit under our credit facility matures in August 2019 and our term loans under our credit facility mature in August 2021.  Our 6-1/2% Senior Notes (the “6-1/2% Notes”) mature April 1, 2020 and our 6% Senior Notes (the “6% Notes”) mature May 15, 2021.  In connection with a bank commitment letter to provide financing for the merger with Konecranes, which has since been terminated, we incurred fees of $7.2 million on the unused term loan commitment for the nine months ended September 30, 2016. On September 30, 2016, we entered into an Amendment No. 2 (the “Amendment”) to the 2014 Credit Agreement, with the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent. The Amendment, among other things, waives the requirement that the Company and its restricted subsidiaries receive at least 75% of the consideration from the SAPA in the form of cash and cash equivalents associated with the sale of our MHPS business to Konecranes (the “MHPS Sale”). The Amendment also provides the Company with additional flexibility to not use the net cash proceeds from the MHPS Sale to prepay the term loans, although it does require the Company to use $300.0 million of the net cash proceeds received from the MHPS Sale, within 60 days of receipt thereof, to reduce its outstanding senior indebtedness. Also on September 30, 2016, we obtained the requisite non-revocable consents required to grant certain waivers from the asset sale covenants in the indentures governing the 6-1/2% Notes and the 6% Notes. The waiver agreements waive the requirement that Terex and its restricted subsidiaries receive at least 75% of the consideration in the form of cash and cash equivalents from the MHPS Sale. The terms of the waiver agreements will not become operative unless and until (1) all of the remaining conditions to the consent solicitation have been satisfied or waived, including but not limited to consummation of the MHPS Sale and (2) the consent fee shall have been paid to consenting holders. See Note M – “Long-Term Obligations” in the Notes to the Consolidated Financial Statements for further information.

Our investment in financial services assets was approximately $290 million, net at September 30, 2016. We remain focused on expanding financing solutions in key markets like the U.S. and Europe. We also anticipate using TFS to drive incremental sales by increasing direct customer financing through TFS in certain instances.

We announced in February 2015 that our Board of Directors authorized the repurchase of up to $200 million of our outstanding shares of common stock. During the nine months ended September 30, 2016 we repurchased approximately 3.4 million shares for approximately $79.6 million under this program. In each of the first three quarters of 2016, our Board of Directors declared a dividend of $0.07 per share, which was paid to our shareholders. On October 13, 2016 our Board of Directors declared a quarterly dividend of $0.07 per share, to be paid on December 19, 2016 to all stockholders of record as of the close of business on November 10, 2016. Additional declarations of quarterly dividends and the establishment of future record and payment dates are subject to the determination of our Board of Directors.

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

Cash Flows

Cash provided by operations for the nine months ended September 30, 2016 totaled $90.8 million, compared to cash used in operations of $56.6 million for the nine months ended September 30, 2015.  The change in cash from operations was primarily driven by lower cash used in working capital in the nine months ended September 30, 2016 when compared to the prior year period.

Cash used in investing activities for the nine months ended September 30, 2016 was $2.7 million, compared to $144.1 million cash used in investing activities for the nine months ended September 30, 2015. The decrease of cash used in investing activities was primarily due to cash received from the sale of our compact construction business, lower cash used for acquisitions and lower capital expenditures in the nine months ended September 30, 2016 when compared to the prior year period.

Cash used in financing activities was $217.3 million for the nine months ended September 30, 2016, compared to cash provided by financing activities for the nine months ended September 30, 2015 of $53.2 million. The change in cash from financing was primarily due to lower net borrowings and increased share repurchases in the current year period.

Consistent with our expectations, we generated cash from operations in the first nine months of 2016. Our liquidity (cash and availability under our revolving credit line) decreased by approximately $193 million as compared to December 31, 2015. This was primarily due to net repayments of debt, drawdown on our revolving credit facility, share repurchases, capital expenditures and dividends paid, partially offset by cash generated from operations and proceeds from the sale of assets. We had negative free cash flow of approximately $27 million in the nine months ended September 30, 2016. This was primarily due to capital expenditures and decrease in TFS assets, partially offset by cash generated from operations. We expect to generate between $150 million and $200 million in free cash flow for the full year 2016.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

	Three Months Ended 9/30/2016	Nine Months Ended 9/30/2016
Net cash provided by (used in) operating activities	$106.4	$90.8
Increase (Decrease) in TFS assets	(39.3)	(59.8)
(Increase) Decrease in cash for securitization settlement	—	6.2
Capital expenditures	(20.1)	(64.2)
Free cash flow	$47.0	$(27.0)

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

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies.  The major foreign currencies, among others, in which we do business are the Euro, Australian Dollar and British Pound.  We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts.  At September 30, 2016, we had foreign exchange contracts with a notional value of $256.6 million that were initially designated as hedge contracts.

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

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liabilities, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and other matters. See Note O – “Litigation and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for more information concerning contingencies and uncertainties, including our securities and stockholder derivative lawsuits.  We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage, intellectual property and other insurable risk required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any of our costs. However, we do not believe that these contingencies and uncertainties will, individually or in the aggregate, have a material adverse effect on our operations. For contingencies and uncertainties other than income taxes, when it is probable that a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

See Note E - “Discontinued Operations and Assets and Liabilities Held for Sale” in our Condensed Consolidated Financial Statements for further information regarding proceedings involving certain former shareholders of Demag Cranes AG.

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

At September 30, 2016, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the nine months ended September 30, 2016 would have had an impact of approximately $7 million on the translation effect reported in operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate, Commercial Paper rate, LIBOR and EURIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At September 30, 2016, approximately 31% of our debt was floating rate debt and the weighted average interest rate for all debt was 5.30%.

At September 30, 2016, we performed a sensitivity analysis for our financial instruments that have interest rate risk.  We calculated the pretax earnings impact on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at September 30, 2016 would have increased interest expense by $1.3 million for the nine months ended September 30, 2016.

Commodities Risk

Principal materials and components that we use in our manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. During the first nine months of 2016, minor, unfavorable input cost changes in some areas were more than off-set by favorable changes in steel prices and other areas.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2016, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2016.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the quarterly period ended September 30, 2016 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, other than updates to the risk factors as set forth below:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about our purchases during the quarter ended September 30, 2016 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
July 1, 2016 - July 31, 2016	712,135	$20.50	712,135	$135,402
August 1, 2016 - August 31, 2016	2,173,169	$24.13	2,173,169	$82,969
September 1, 2016 - September 30, 2016	526,579 (2)	$24.49	512,579	$70,402
Total	3,411,883	$23.43	3,397,883	$70,402

(1)	In February 2015, our Board of Directors authorized and the Company publicly announced the repurchase of up to $200 million of the Company’s outstanding common shares.

(2)	Amount includes shares of common stock purchased to satisfy requirements under the Company’s deferred compensation obligations to employees.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEREX CORPORATION
(Registrant)

Date:	November 1, 2016	/s/ Kevin P. Bradley
Kevin P. Bradley
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	November 1, 2016	/s/ Mark I. Clair
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

4.7
Waiver Agreement, dated September 30, 2016, to Third Supplemental Indenture, dated as of March 27, 2012, to the Senior Debt Indenture dated as of July 20, 2007, with HSBC Bank USA, National Association as Trustee relating to the 6.50% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 5, 2016 and filed with the Commission on October 5, 2016).

4.8
Waiver Agreement, dated September 30, 2016, to Fourth Supplemental Indenture, Dated as of November 26, 2012, to the Senior Debt Indenture dated as of July 20, 2007, with HSBC Bank USA, National Association as Trustee relating to the 6% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 5, 2016 and filed with the Commission on October 5, 2016).

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

10.18
Amendment No. 2, dated September 30, 2016, to the Credit Agreement dated as of August 13, 2014, among Terex Corporation, certain of its subsidiaries, the Lenders named therein and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 5, 2016 and filed with the Commission on October 5, 2016).

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

10.25
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