Form 10-K
period 2016-12-31
TEREX CORP
filed 2017-02-27
CIK 97216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $2,156 million based on the last sale price on June 30, 2016.

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK OUTSTANDING WAS 105.9 MILLION AS OF February 21, 2017.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

As used in this Annual Report on Form 10-K, unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.” This Annual Report generally speaks as of December 31, 2016, unless specifically noted otherwise.

Forward-Looking Information

Certain information in this Annual Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995) regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies and Uncertainties.” In addition, when included in this Annual Report or in documents incorporated herein by reference, the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

•	our business is cyclical and weak general economic conditions affect the sales of our products and financial results;

•	our need to comply with restrictive covenants contained in our debt agreements;

•	our ability to generate sufficient cash flow to service our debt obligations and operate our business;

•	our ability to access the capital markets to raise funds and provide liquidity;

•	our business is sensitive to government spending;

•	our business is highly competitive and is affected by our cost structure, pricing, product initiatives and other actions taken by competitors;

•	our retention of key management personnel;

•	the financial condition of suppliers and customers, and their continued access to capital;

•	our providing financing and credit support for some of our customers;

•	we may experience losses in excess of recorded reserves;

•	the carrying value of our goodwill could become impaired;

•	our ability to obtain parts and components from suppliers on a timely basis at competitive prices;

•	our business is global and subject to changes in exchange rates between currencies, commodity price changes, regional economic conditions and trade restrictions;

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

TEREX CORPORATION AND SUBSIDIARIES
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2016

PART I

ITEM 1.	BUSINESS

GENERAL

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

Our Company was incorporated in Delaware in October 1986 as Terex U.S.A., Inc. We have changed significantly since that time, and much of this change has been historically accomplished through acquisitions and managing our portfolio of companies by divestiture of non-core businesses and products. We also continue to focus on becoming an industry leading operating company.

Our business is international in scope, with our products manufactured in North and South America, Europe, Australia and Asia and sold worldwide.

For financial information about our industry and a description of recent business reorganizations and segment descriptions, including geographic information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note C – “Business Segment Information” in the Notes to the Consolidated Financial Statements.

AERIAL WORK PLATFORMS

Our AWP segment designs, manufactures, services and markets aerial work platform equipment, telehandlers and light towers. Products include portable material lifts, portable aerial work platforms, trailer-mounted articulating booms, self-propelled articulating and telescopic booms, scissor lifts, telehandlers and trailer-mounted light towers as well as their related components and replacement parts. Customers use these products to construct and maintain industrial, commercial and residential buildings and facilities and for other commercial operations, as well as in a wide range of infrastructure projects. We market aerial work platform products principally under the Terex® and Genie® brand names.

AWP has the following significant manufacturing operations:

•	Aerial work platform equipment is manufactured in Redmond and Moses Lake, Washington, Rock Hill, South Carolina, Umbertide, Italy and Changzhou, China;

•	Telehandlers are manufactured in Oklahoma City, Oklahoma and Umbertide, Italy; and

•	Trailer-mounted light towers are manufactured in Rock Hill, South Carolina.

We have a parts and logistics center located in North Bend, Washington for our aerial work platform equipment. Additionally, a portion of our aerial work platform parts business is conducted at a shared Terex facility in Southaven, Mississippi. Our European, Asian Pacific and Latin American parts and logistics operations are conducted through out-sourced facilities.

CRANES

Our Cranes segment designs, manufactures, services, refurbishes and markets mobile telescopic cranes (all terrain cranes, rough terrain cranes, truck-mounted cranes (boom trucks), truck cranes, and pick and carry cranes), lattice boom crawler cranes, tower cranes, and utility equipment, as well as their related components and replacement parts. Customers use these products primarily for construction, repair and maintenance of commercial buildings, manufacturing facilities, energy related projects, construction and maintenance of utility and telecommunication lines, tree trimming, certain construction and foundation drilling applications and a wide range of infrastructure projects. We market our Cranes products principally under the Terex® and Demag® brand names.

Cranes has the following significant manufacturing operations:

•	Rough terrain cranes are manufactured in Crespellano, Italy and Oklahoma City, Oklahoma;

•	All-terrain cranes are manufactured in Montceau-les-Mines, France, and Zweibrücken, Germany;

•	Truck cranes are manufactured in Oklahoma City, Oklahoma;

•	Truck-mounted cranes are manufactured in Oklahoma City, Oklahoma;

•	Tower cranes are manufactured in Fontanafredda, Italy;

•	Lattice boom crawler cranes are manufactured in Oklahoma City, Oklahoma, Jinan, China, and Zweibrücken, Germany;

•	Pick and carry cranes are manufactured in Brisbane, Australia;

•	Steel assemblies for cranes are manufactured in Bierbach-Homburg, Germany and Pecs, Hungary; and

•	Utility products are manufactured in Watertown and Huron, South Dakota and Betim, Brazil.

We also provide service and support for utility and aerial products in the U.S. through a network of service branches and field service operations. We have announced plans to exit and sell our facilities in Bierbach-Homburg, Germany, Pecs, Hungary, Jinan, China and Betim, Brazil.

We have a minority interest in a Chinese company which manufactures truck cranes and truck-mounted cranes in China.

MATERIALS PROCESSING

Our MP segment designs, manufactures and markets materials processing and specialty equipment, including crushers, washing systems, screens, apron feeders, material handlers, wood processing, biomass and recycling equipment, concrete mixer trucks and concrete pavers, and their related components and replacement parts. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries, material handling applications, and in building roads and bridges. We market our MP products principally under the Terex®, Powerscreen®, Fuchs® and CBI® brand names and the Terex® name in conjunction with certain historic brand names.

MP has the following significant manufacturing operations:

•	Mobile crushers, mobile screens and washing systems are manufactured in Omagh and Dungannon, Northern Ireland;

•
Mobile crushers, mobile screens, base crushers, base screens, modular and wheeled crushing and screening plants, track conveyors and washing systems are manufactured in Hosur, India, primarily for the Indian market and for export in Asia, Middle East and East Africa Regions;

•	Base crushers and base screens are manufactured in Subang Jaya, Malaysia and Oklahoma City, Oklahoma;

•	Screening equipment is manufactured in Durand, Michigan;

•	Base crushers are manufactured in Coalville, England;

•	Wood processing, biomass and recycling equipment systems are manufactured in Newton, New Hampshire, and Dungannon, Northern Ireland.

•	Material handlers are manufactured in Bad Schönborn, Germany;

•	Concrete pavers are manufactured in Canton, South Dakota; and

•	Front and rear discharge concrete mixer trucks are manufactured in Fort Wayne, Indiana.

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

DISCONTINUED OPERATIONS

Material Handling and Port Solutions (“MHPS”)

On January 4, 2017, the Company completed the disposition of its MHPS business (the “Disposition”) to Konecranes Plc, a Finnish public company limited by shares (“Konecranes”) pursuant to a Stock and Asset Purchase Agreement (the “SAPA”). In connection with the Disposition, we received 19.6 million newly issued Class B shares of Konecranes and approximately $832 million in cash after adjustments for estimated cash, debt and net working capital at closing and the divestiture of Konecranes’ Stahl Crane Systems business (“Stahl”), which was undertaken by Konecranes in connection with the Disposition. The final transaction consideration is subject to post-closing adjustments for the actual cash, debt and net working capital at closing, the 2016 performance of the MHPS business and Konecranes business, and the closing of the sale of Stahl. The sale of the Company’s MHPS business to Konecranes represents a significant strategic shift in the Company’s business away from universal, process, mobile harbor and ship-to-shore cranes that will have a major effect on the Company’s future operating results, primarily because the MHPS business represented the entirety of one of the Company’s five previous reportable operating segments and comprised two of the Company’s six previous reporting units, representing a significant portion of the Company’s revenues and assets, and is therefore accounted for as a discontinued operation. MHPS products include universal cranes, process cranes and components, such as rope hoists, chain hoists, light crane systems, travel units and electric motors, primarily for industrial applications, and mobile harbor cranes, ship-to-shore gantry cranes, rubber tired and rail mounted gantry cranes, straddle carriers, sprinter carriers, reach stackers, container handlers, general cargo lift trucks, automated stacking cranes, automated guided vehicles and software solutions for logistics terminals. On February 15, 2017, Terex sold approximately 7.5 million Konecranes shares for net proceeds of approximately $268 million. Following the sale of shares, Terex owns approximately 15.5% of the outstanding shares of Konecranes and has two director representatives on the Konecranes Board.

See Note A – “Sale of MHPS Business” in the Notes to the Consolidated Financial Statements for further information regarding the sale of the MHPS business.
Truck Business

On May 30, 2014, the Company sold its truck business, which was consolidated in its former Construction segment, to Volvo Construction Equipment for approximately $160 million. The truck business manufactured and sold off-highway rigid and articulated haul trucks. Included in the transaction was the manufacturing facility in Motherwell, Scotland. As a result, the reporting of the truck business has been included in discontinued operations for all applicable periods presented.

See Note E – “Discontinued Operations and Assets and Liabilities Held for Sale” in the Notes to our Consolidated Financial Statements for more information on our discontinued operations.

BUSINESS STRATEGY

Terex is a specialized manufacturer of capital equipment and related services. Our goal is to design, manufacture and market equipment and services that provide superior life-cycle return on invested capital to our customers (“Customer ROIC”). Customer ROIC is a primary focus of our organization and is central to our ability to generate returns for investors.

We operate our business based on our value system, “The Terex Way.” The Terex Way values shape the culture of our Company and reflect our collective commitment to what it means to be a part of Terex. The Terex Way is based on six key values:

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

•	Servant Leadership: Servant leadership requires service to others, humility, authenticity and leading by example. We work to serve the needs of our customers, investors and team members.

•	Courage: Courage entails willingness to take risks, responsibility, action and empowerment. We have the courage to make a difference even when it is difficult.

•	Citizenship: Citizenship means social responsibility and environmental stewardship. We comply with all laws, respect all people’s values and cultures, and are good global, national and local citizens.

During 2016, Terex began implementing a strategic transformation strategy that has three principal elements:

1.	Focus the portfolio on businesses best positioned to generate returns above the cost of capital through the cycle.

2.	Simplify company structure, systems and footprint to improve efficiency and enhance global competitiveness.

3.	Execute to Win, driving process discipline, execution rigor, and accountability in core processes.

The “Focus” element of this strategy is to concentrate our business portfolio in product categories where we are among the top three competitors and a market leader. Where we are not among the market leaders our strategy has been to either divest those product lines or pursue a business strategy which we believe will enable us to become a market leader. Being among the leaders in a category is important as it implies a product offering that customers respect and an ability to generate returns that exceed our cost of capital. Work related to this strategic theme involves ongoing review of all businesses in the portfolio from the perspectives of market attractiveness and competitive position.

In pursuit of the focus element of our business strategy, our product portfolio has undergone significant change in recent years. We took several actions to focus the business portfolio. In particular, we strategically divested our former MHPS segment and we have also divested many of the businesses that comprised our former Construction segment.

Following the Disposition and sales of our former Construction segment product lines, Terex is a smaller company whose revenue is more concentrated in terms of both geographic and end market exposures. Our 2016 revenues, excluding divested businesses, were 51% North America, 27% Western Europe, and 22% other geographies. End-use mix is weighted towards construction and maintenance end-uses which represented more than 80% of 2016 revenue. Given anticipated economic conditions in the U.S. and Europe over the next several years, we believe that this mix of products offers meaningful near term opportunity for our Company. We do not currently anticipate major portfolio actions over the near term that would significantly alter our current business mix.

The “Simplify” element of the Terex strategy is centered on complexity reduction and cost management. Historically, Terex has grown through acquisitions and our businesses were generally operated autonomously. This resulted in a complex legal entity structure, multiple financial systems, and high organizational complexity. As part of our transformational strategy, we are addressing these issues and are implementing strategic initiatives to simplify our structure, footprint and processes. We are working to flatten and streamline the organization. We have undertaken a financial transformation that will simplify the way that we measure and manage the Company day-to-day. We are also simplifying the Company’s manufacturing footprint by reducing the number of production facilities, sharing facilities across businesses, and driving aggressive productivity improvement within the facilities that we operate. While the actions required to achieve these improvements are difficult, the benefits to both customers and shareholders are significant.

The third major theme of the Terex strategy is “Execute to Win” (“ETW”), which is a focus on three key management processes: Talent development, strategy development and deployment, and operational excellence. ETW represents a major change in the philosophy of our Company in terms of where and how work is done. Our goal is to become operationally excellent, balancing desire for business autonomy with the need for overall efficiency and relying on process excellence as a critical enabler of both business and company performance. We have identified three specific near-term transformational priorities in our implementation of Execute to Win.

1.
Lifecycle Solutions are comprehensive solutions that include our equipment and other offerings such as financing, spare parts, technical and repair services, operator training, and technology solutions that drive Customer ROIC.

2.	Commercial Excellence is about driving process discipline and execution in our commercial operations, such as sales, pricing, marketing, and sales support.

3.	Strategic Sourcing will involve implementing a standard, Terex-wide strategic sourcing process that will help us leverage our spending, thereby achieving lower costs from suppliers.

Each of these activities is being managed as a company-wide priority, with leadership from the center and support from within Terex businesses. Implementation involves a wide-ranging set of actions that are intended to deliver step-change performance improvement. These actions appropriately balance the unique needs of specific businesses with overall potential for efficiency and for leverage on investments. We are expecting major contributions in these three areas over the next one to three years as well as improved processes that will become foundational drivers for differentiating Terex in the years ahead.

Capital allocation is the final element of our overall strategy. We view capital allocation priorities (in order) as follows:

1.	Maintain an optimal capital structure (~2.5 x average net debt to EBITDA over the cycle)

2.	Organic growth investments (product & service development, maintenance capex, geographic expansion)

3.	Restructuring investments (general & administrative cost reduction, footprint rationalization)

4.	Efficient return of capital to shareholders (dividends and share repurchases)

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

•	Self-propelled telescopic booms are used outdoors in commercial and industrial construction, as well as highway and bridge maintenance projects.

•	Scissor lifts are used in indoor and outdoor applications in a variety of construction, industrial and commercial settings.

TELEHANDLERS. Telehandlers move and place materials on residential and commercial construction sites and are used in the energy and infrastructure industries.

LIGHT TOWERS. Trailer-mounted light towers are used primarily to light work areas for construction, entertainment, emergency assistance and security during nighttime or low light applications.

CRANES

We offer a wide variety of cranes, including mobile telescopic cranes, lattice boom crawler cranes, tower cranes, and utility equipment.

MOBILE TELESCOPIC CRANES. Mobile telescopic cranes are used primarily for industrial applications, in commercial and public works construction, and in maintenance applications to lift equipment or material. We offer a complete line of mobile telescopic cranes, including rough terrain cranes, truck cranes, truck-mounted cranes (boom trucks), all terrain cranes and pick and carry cranes.

•
Rough terrain cranes move materials and equipment on rugged or uneven terrain and are often located on a single construction or work site for long periods. Rough terrain cranes cannot be driven on highways (other than in Italy) and accordingly must be transported by truck to the work site.

•	Truck cranes have two cabs and can travel rapidly from job site to job site at highway speeds. Truck cranes are often used for multiple local jobs, primarily in urban or suburban areas.

•
Truck-mounted cranes (boom trucks). We manufacture telescopic boom cranes and articulated hydraulic cranes for mounting on a commercial truck chassis. Truck-mounted cranes are used primarily in the construction and maintenance industries to lift equipment or materials to various heights. Boom trucks are generally lighter and have less lifting capacity than truck cranes, and are used for many of the same applications when lower lifting capacities are sufficient. An advantage of a boom truck is that the equipment or material to be lifted by the crane can be transported by the truck, which can travel at highway speeds. Applications include delivery of building materials and the installation of commercial air conditioners and other roof-mounted equipment, and the erection of transmission towers and substation equipment in the electrical grids.

•	All-terrain cranes are a cross between rough terrain and truck cranes, and are designed to travel across both rough terrain and highways.

•
Pick and carry cranes are designed for a wide variety of applications, including use at mine sites, large fabrication yards, building and construction sites and in machinery maintenance and installation. They combine high road speed with all-terrain capability.

LATTICE BOOM CRAWLER CRANES. Lattice boom crawler and lattice boom pedestal cranes are designed to lift material on rough terrain. The boom is made of tubular steel sections, which, together with the base unit, are transported to and erected at a construction site. Applications include infrastructure building, wind turbine erection, construction of nuclear power and petrochemical plants and heavy lifting within oil refineries and the construction industry.

TOWER CRANES. Tower cranes are often used in urban areas where space is constrained and in long-term or very high building sites. Tower cranes lift construction material and place the material at the point of use. We produce the following types of tower cranes:

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

•
Digger derricks are insulated products used to dig holes, hoist and set utility poles, as well as lift transformers and other materials at job sites near energized power lines. Auger drills are used to dig holes for utility poles or construction foundations requiring larger diameter holes in difficult soil conditions.

•
Insulated aerial devices are used to elevate workers and material to work areas at the top of utility poles near energized transmission and distribution lines and for trimming trees near energized electrical lines, as well as for miscellaneous purposes such as sign maintenance. Non-insulated aerials are used in applications where energized electrical lines are not a hazard.

•	Cable placers are used to install fiber optic, copper and strand telephone and cable lines.

SERVICES. We offer a range of services for aerial work platform and utility equipment consisting of inspections, preventative maintenance, general repairs, reconditioning, refurbishment, modernization and spare parts, as well as consultancy and training services. Our services are provided on our own products and on third-party products and related equipment.

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

Washing system products include mobile and static wash plants incorporating separation, washing, scrubbing, dewatering and stockpiling. We manufacture mobile and stationary rinsing screens, scrubbing systems, sand screw dewaterers, bucket-wheel dewaterers, hydrocyclone plants for efficient silt extraction and a range of stockpiling conveyors. Washing systems operate in the aggregates, recycling, mining and industrial sands segments.

Wood processing biomass and recycling equipment includes grinders, chippers, compost turners, shredders, and de-barker systems. This equipment is used in, among other things, the pulp and paper, wood energy, green waste/construction and demolition recycling industries.

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

•	Our concrete pavers are used to finish bridges, concrete streets, highways and airport surfaces.

PRODUCT CATEGORY SALES

The following table lists our main product categories and their percentage of our total sales:

	PERCENTAGE OF SALES
PRODUCT CATEGORY	2016	2015	2014
Aerial Work Products	37%	35%	34%
Mobile & Tower Cranes	19	22	23
Materials Processing Equipment	14	13	12
Specialty Equipment	9	7	6
Utility Equipment	7	7	6
Telehandlers & Light Construction Equipment	6	8	8
Compact Construction Equipment (1)	6	6	9
Services	2	2	2
TOTAL	100%	100%	100%

(1) During the fourth quarter of 2016, we sold the majority of the business that manufactured our compact construction equipment.

BACKLOG

Our backlog for continuing operations as of December 31, 2016 and 2015 was as follows:

	December 31,
	2016	2015
	(in millions)
AWP	$506.1	$569.7
Cranes	323.4	407.4
MP	215.6	148.5
Corporate and other	27.4	51.6
Total	$1,072.5	$1,177.2

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

Our overall backlog amounts at December 31, 2016 decreased $104.7 million from our backlog amounts at December 31, 2015, primarily due to lower orders in AWP and Cranes and disposition of certain construction equipment product lines. The translation effect of foreign exchange rates negatively impacted backlog year-over-year by approximately 2%.

AWP segment backlog at December 31, 2016 decreased approximately 11% from our backlog amounts at December 31, 2015. This decrease from the prior year was primarily due to lower fleet orders from large North American rental customers.

The backlog at our Cranes segment decreased approximately 21% from December 31, 2015. This decrease from the prior year was driven by the impact of low oil prices in North America and Middle East and caution in Europe tied to reduced wind power subsidies in Germany.  Foreign exchange negatively impacted 2016 backlog by approximately 1% when compared to 2015.

Our MP segment backlog at December 31, 2016 increased approximately 45% from December 31, 2015. The increase in backlog over the prior year was primarily due to strong demand for concrete products in the U.S. and timing of orders for crushing and screening products. Foreign exchange negatively impacted 2016 backlog by approximately 7% when compared to 2015.

Corporate and other backlog at December 31, 2016 decreased approximately 47% from December 31, 2015, primarily due to disposition of our midi/mini excavators, wheeled excavators, compact wheel loaders, and components product lines in 2016.

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

CRANES

We market our crane products globally, optimizing assorted channel marketing systems, including a distribution network and a direct sales force. We have direct sales, primarily to specialized crane rental companies, in certain crane markets such as Australia, the United Kingdom, Germany, Spain, Belgium, Italy, France, Scandinavia and China to offer comprehensive service and support to customers. Distribution via a distributor network is often utilized in other geographic areas, including the United States and Canada where we also sell directly to key accounts.

We sell utility equipment to the utility and municipal markets through a direct sales effort in certain territories and through independent distributors in North America. Outside of North America, independent distributors sell our utility equipment directly to customers.

MATERIALS PROCESSING

We distribute our products through a global network of independent distributors, rental companies, major accounts and direct sales to customers.

RESEARCH, DEVELOPMENT AND ENGINEERING

We maintain engineering staff primarily at our manufacturing locations to conduct research, development and engineering for site-specific products. We have also established competency centers that support entire segments from single locations in certain fields such as control systems. Our businesses also assess global trends to understand future needs of our customers and help us decide which technologies to implement in future development projects. In addition, our engineering center in India supports our engineering teams worldwide through new product design, existing product design improvement and development of products for local markets. Continually monitoring our materials, manufacturing and engineering costs is essential to identify possible savings, then leverage those savings to improve our competitiveness and our customers’ return on investment. Our research, development and engineering expenses are primarily incurred to develop (i) additional applications and extensions of our existing product lines to meet customer needs and take advantage of growth opportunities, and (ii) customer responsive enhancements and continuous cost improvements of existing products.

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

Product change driven by regulations requiring Tier 4 emissions compliance in most of our diesel engine powered machinery has been an important part of our engineering priorities over the last several years and will continue to play a role in product development programs through 2017, although such role will be increasingly diminished as we move forward. We have increased our emphasis on creating new models and meeting the demands of our customers. We have also focused on producing more cost-effective product solutions across various segments.

Costs incurred to develop new products and improve existing products remained relatively flat in 2016 as compared to 2015, but decreased in 2015 as compared to 2014 due to completion of much of our Tier 4 conversion work, fewer project bids and the positive effects of changes in foreign exchange rates. We will continue our commitment to appropriate levels of research, development and engineering spending in order to meet our customer needs, uphold competitive functionality of our products and maintain regulatory compliance in all the markets that we serve.

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

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS
Aerial Work Platforms	Portable Material Lifts and Portable Aerial Work Platforms	Oshkosh (JLG), Vestil, Sumner and Wesco

	Boom Lifts	Oshkosh (JLG), Haulotte, Linamar (Skyjack), Xtreme/Tanfield (Snorkel) and Aichi

	Scissor Lifts	Oshkosh (JLG), Linamar (Skyjack), Haulotte, Manitou and Xtreme/Tanfield (Snorkel)

	Telehandlers	Oshkosh (JLG, Skytrak, Caterpillar and Lull brands), JCB, CNH, Merlo and Manitou (Gehl)

	Trailer-mounted Light Towers	Allmand Bros., Generac, Wacker Neuson and Doosan

Cranes	Mobile Telescopic Cranes	Liebherr, Manitowoc (Grove), Tadano-Faun, Sumitomo (Link-Belt), XCMG, Kato, Zoomlion and Sany

	Tower Cranes	Liebherr, Manitowoc (Potain), Comansa, Jaso, Zoomlion, XCMG and Wolffkran

	Lattice Boom Crawler Cranes	Manitowoc, Sumitomo (Link-Belt), Liebherr, Hitachi, Kobelco, XCMG, Zoomlion, Fushun and Sany

	Lattice Boom Truck Cranes	Liebherr

	Truck-Mounted Cranes	Manitowoc (National Crane), Altec and Manitex

	Utility Equipment	Altec and Time Manufacturing

Materials Processing	Crushing Equipment	Metso, Astec Industries, Sandvik, McCloskey, Komatsu and Kleemann

	Screening Equipment	Metso, Astec Industries, McCloskey, Kleemann and Sandvik

	Washing systems	McLanahan, Astec Industries and CDE Global

	Wood processing biomass and recycling	Vermeer, Bandit, Morbark, Astec Industries, Doppstadt, Komptech and Hammell

	Material Handlers	Liebherr, Sennebogen, Linkbelt, Exodus and Caterpillar

	Concrete Pavers	Gomaco, Wirtgen, Power Curbers and Guntert & Zimmerman

	Concrete Mixer Trucks	Oshkosh, Kimble and Continental Manufacturing

MAJOR CUSTOMERS

None of our customers individually accounted for more than 10% of our consolidated net sales in 2016. In 2016, our largest customer accounted for less than 5% of our consolidated net sales and our top ten customers in the aggregate accounted for less than 19% of our consolidated net sales.

EMPLOYEES

As of December 31, 2016, we had approximately 11,300 employees (excluding approximately 6,800 MHPS employees); including approximately 4,900 employees in the U.S. Approximately one percent of our employees in the U.S. are represented by labor unions. Outside of the U.S., we enter into employment contracts and collective agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. We generally consider our relations with our employees to be good.

PATENTS, LICENSES AND TRADEMARKS

We use proprietary materials such as patents, trademarks, trade secrets and trade names in our operations and take actions to protect these rights.

We use several significant trademarks and trade names, most notably the Terex®, Genie®, Demag® and Powerscreen® trademarks. The other trademarks and trade names that we use include registered trademarks of Terex Corporation or its subsidiaries. Demag® is a registered trademark of Demag IP Holdings GmbH, which is a joint venture owned 50% by Terex and 50% by Konecranes.

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

The use and operation of our equipment in an environmentally conscious manner is a priority for us. We are aware of global discussions regarding climate change and the impact of greenhouse gas emissions on global warming. We are increasing our production of products that have lower greenhouse gas emissions in response to both regulatory initiatives and anticipated market demand trends. For example, starting in 2010, one of our most significant design priorities was to include Tier 4 emission compliant diesel engines in our machinery. This continued to be a priority in 2016 and will continue to play a role in our product development programs through 2017 (although such role will be diminished going forward) as we move through the engine-horsepower dependent phase-in of Tier 4 regulations across our diesel-engine equipped products. We manufacture a utility truck that uses plug-in electric hybrid technology to save fuel, reduce emissions and reduce noise in residential areas.

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

SEASONAL FACTORS

Terex is a globally diverse company, supporting multiple end uses.  Seasonality is a factor in some businesses, where annual purchasing patterns are impacted by the seasonality of downstream project spending.  Specifically, our businesses can experience stronger demand during the second quarter, as customers in the northern hemisphere make investments in time for the annual construction season (April to October).

Non-seasonal macro factors are also important, however, and can surpass seasonal influences in importance in some years.  Entering 2017, for example, we would expect the overall economic environment to have greater influence on our sales than historical seasonal trends.  Industry-specific factors, like the AWP replacement cycle, will also be an important, non-seasonal driver of customer demand.

WORKING CAPITAL

Our businesses are working capital intensive and require funding to purchase production and replacement parts inventories, capital expenditures to repair, replace and upgrade existing facilities, as well as funding to finance receivables from customers and dealers. We have debt service requirements, including semi-annual interest payments on our outstanding notes and quarterly interest payments on our bank credit facility. We believe cash generated from operations, together with availability under our bank credit facility and cash on hand, provide us with adequate liquidity to meet our operating and debt service requirements. See Item 1A “Risk Factors” for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business. We will continue to pursue cash generation opportunities, including reducing costs and working capital, reviewing alternatives for under-utilized assets, and selectively investing in our businesses to promote growth opportunities.

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

Demand for our products tends to be cyclical and is affected by the general strength of the economies in which we sell our products, prevailing interest rates, residential and non-residential construction spending, capital expenditure allocations of our customers and other factors. The global economy has continued to experience uneven recovery and financial uncertainty continues to exist, including as it relates to oil and gas prices. We cannot provide any assurance the global economic weakness of the recent past will not recur. Uncertainty related to the withdrawal of the United Kingdom (“U.K.”) from the European Union (“E.U.”) could also negatively impact the global economy, particularly many important European economies. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us. Further, certain countries in Asia and Latin America have experienced slower growth rates and the Australian market has experienced declines. If the global economy weakens, it may cause customers to continue to forego or postpone new purchases in favor of reducing their existing fleets or refurbishing or repairing existing machinery.

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

Our total debt at December 31, 2016 was approximately $1.6 billion and after our announced debt repayments in 2017, our total debt will be approximately $1.0 billion. Our credit agreement and other debt agreements contain financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. While we are currently in compliance with the financial covenants, increases in our debt or decreases in our earnings could cause us to fail to comply with these financial covenants. Failing to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our financial position, results of operations and debt service capability.

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

Our access to capital markets to raise funds through the sale of equity or debt securities is subject to various factors, including general economic and/or financial market conditions. Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce our earnings and cash flows. If our consolidated cash flow coverage ratio is less than 2.0 to 1.0, we are subject to significant restrictions on the amount of indebtedness we can incur. Although our cash flow coverage ratio was greater than 2.0 to 1.0 at the end of 2016, there can be no assurance this will continue to occur.

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

We rely on sales of our products to generate cash from operations. Significant portions of our sales are financed by third party finance companies on behalf of our customers. The availability of financing by third parties is affected by general economic conditions, credit worthiness of our customers and estimated residual value of our equipment. Deterioration in credit quality of our customers or estimated residual value of our equipment could negatively impact the ability of our customers to obtain resources they need to purchase our equipment. Given current economic conditions, there can be no assurance third party finance companies will continue to extend credit to our customers.

Due to ongoing uncertainty in certain global economies, some of our customers have been unable to obtain the credit they need to buy our equipment. As a result, some of our customers may need to cancel existing orders. Given the lack of liquidity, our customers may be compelled to sell their equipment at less than fair value to raise cash, which could have a negative impact on residual values of our equipment. These economic conditions could have a material adverse effect on demand for our products and on our financial condition and operating results.

We provide financing and credit support for some of our customers.

We assist customers in their rental, leasing and acquisition of our products through TFS. We provide financing for some of our customers, primarily in the U.S., to acquire and use our equipment through loans, sales-type leases, and operating leases. TFS enters into these financing agreements with the intent either to hold the financing until maturity or to sell the financing to a third party within a short time period. Until such financing obligations are satisfied through either customer payments or a third party sale, we retain the risks associated with such customer financing. Our results could be adversely affected if such customers default on their contractual obligations to us, if residual values of such equipment on these transactions decline below original estimated values or we are unable to sell the financing receivable to a third party.

As described above, our customers, from time to time, may fund acquisition of our equipment through third-party finance companies. In certain instances, we may provide credit guarantees, residual value guarantees or buyback guarantees. With these guarantees, we must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer’s payment history, leverage, availability of third party financing, political and currency exchange risks, and other factors. Many of these factors, including assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to recognize a liability for a guarantee we expect to pay, taking into account any amounts that we would anticipate realizing if we are forced to repossess the equipment that supports the customer’s financial obligations to us. During periods of economic weakness, collateral underlying our guarantees of indebtedness of customers or receivables can decline sharply, thereby increasing our exposure to losses. In the future, we may incur losses in excess of our recorded reserves if the financial condition of our customers were to deteriorate further or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers’ financial obligations is not realized. To date, losses related to guarantees have been negligible; however, there can be no assurance that our historical experience with respect to guarantees will be indicative of future results.

We may experience losses in excess of our recorded reserves for trade receivables.

As of December 31, 2016, we had trade receivables of $512.5 million. We evaluate the collectability of open accounts, finance receivables and note receivables based on a combination of factors and establish reserves based on our estimates of probable losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to recover. We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of our customers and past collections experience. Continued economic uncertainty could result in additional requirements for specific reserves, which could have a negative impact on our consolidated financial position.

Impairment in the carrying value of goodwill could negatively affect our operating results.

We have a significant amount of goodwill on our balance sheet as a result of acquisitions we have completed. Carrying value of goodwill represents fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. We evaluate goodwill for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment. In testing for impairment, if we believe, as a result of a qualitative assessment, that it is more likely than not that fair value of a reporting unit is less than its carrying amount, a quantitative two-step goodwill impairment test is required. In a two-step goodwill impairment test, if carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit and market comparable sales and earnings multiples, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include a prolonged period of global economic weakness and tight credit markets, further decline in economic conditions or a slow, weak economic recovery, as well as sustained declines in the price of our common stock, adverse changes in interest rates, or other factors leading to reductions in the long-term sales or profitability that we expect. Determination of fair value of a reporting unit includes developing estimates which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions change as more information becomes available. Changes in these assumptions could result in additional impairment charges in the future, which could have a significant adverse impact on our reported earnings. In 2016, we recorded a $176.0 million impairment charge in our Cranes segment’s results to write down goodwill. For more information, see Note L – “Goodwill and Intangible Assets, Net” in the Notes to the Consolidated Financial Statements.

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

Our products are sold in over 100 countries around the world. The reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the euro, British Pound and Australian dollar. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. dollars at the applicable exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency. Due to the continued volatility of foreign currency exchange rates to the U.S. dollar, fluctuations in currency exchange rates may have an impact on the accuracy of our financial guidance. Such fluctuations in foreign currency rates relative to the U.S. dollar may cause our actual results to differ materially from those anticipated in our guidance and have a material adverse effect on our business or results of operations. In addition, as a result of the withdrawal of the U.K. from the E.U., the value of the British Pound has sharply declined as compared to the U.S. dollar and other currencies. This increased volatility in foreign currencies may continue as the U.K. negotiates and executes its exit from the E.U., but it is uncertain over what time period this will occur.

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

We produce most of our machines for each product type at one manufacturing facility. If operations at a significant facility were disrupted as a result of equipment failures, natural disasters, work stoppages, power outages or other reasons, our business, financial conditions and results of operations could be adversely affected. Interruptions in production could increase costs and delay delivery of units in production. Production capacity limits could cause us to reduce or delay sales efforts until production capacity is available.

We may be adversely impacted by work stoppages and other labor matters.

As of December 31, 2016, we employed approximately 11,300 people worldwide in our continuing operations businesses. While we have no reason to believe that we will be impacted by work stoppages or other labor matters, we cannot assure that future issues with our team members or labor unions will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our team members. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce.

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

In connection with the Company’s purchase of Demag Cranes AG (a component of MHPS), certain former shareholders of Demag Cranes AG initiated proceedings relating to (i) a domination and profit loss transfer agreement between Demag Cranes AG and Terex Germany GmbH & Co. KG (the “DPLA Proceeding”) and (ii) the squeeze out of the former Demag Cranes AG shareholders (the “Squeeze out Proceeding”) against the Company alleging that the Company did not pay fair value for the shares of Demag Cranes AG. The Company believes it did pay fair value for the shares of Demag Cranes AG and that no further payment from the Company to any former shareholders of Demag Cranes AG is required. The initial court ruling in the DPLA Proceeding was in favor of the Company and against the claimants ( i.e. no increase in compensation was owed to the former shareholders). However, the court did rule that the costs of the proceedings, including legal costs for both parties, would need to be borne by Terex. This initial court ruling in the DPLA Proceeding is being appealed. The Squeeze out Proceeding is still in the relatively early stages. While the Company believes the position of the former shareholders of Demag Cranes AG is without merit and is vigorously opposing it, no assurance can be given as to the final resolution of these disputes or that the Company will not ultimately be required to make an additional payment as a result of such disputes, which amount could be material.

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

As of December 31, 2016, our principal manufacturing, warehouse, service and office facilities comprised a total of approximately 9 million square feet of space worldwide. The following table outlines the principal manufacturing, warehouse, service and office facilities owned or leased (as indicated below) by the Company and its subsidiaries in relation to our continuing businesses:

BUSINESS UNIT	FACILITY LOCATION	BUSINESS UNIT	FACILITY LOCATION

Terex (Corporate Offices)	Westport, Connecticut (1)	MP	Louisville, Kentucky
	Schaeffhausen, Switzerland		Durand, Michigan
AWP	Oklahoma City, Oklahoma		Coalville, England
	Rock Hill, South Carolina		Hosur, India
	Moses Lake, Washington (1)		Subang Jaya, Malaysia (1)
	North Bend, Washington (1)		Omagh, Northern Ireland (1)
	Redmond, Washington (1)		Dungannon, Northern Ireland (1)
	Darra, Australia (1)		Newton, New Hampshire
	Changzhou, China		Ballymoney, Northern Ireland
	Umbertide, Italy		Canton, South Dakota
Cranes	Watertown, South Dakota (1)		Fort Wayne, Indiana
	Huron, South Dakota		Bad Schönborn, Germany
	Brisbane, Australia (1)	Corporate/Other	Southaven, Mississippi (1)
	Betim, Brazil (1) (2)		Coventry, England (1) (2)
	Jinan, China (2)		Greater Noida, Uttar Pradesh, India (1) (2)
Long Crendon, England (1)
Montceau-les-Mines, France (3)
Bierbach-Homburg, Germany (1) (2)
Zweibrücken-Dinglerstrasse, Germany(1)
Zweibrücken-Wallerscheid, Germany (1)
Pecs, Hungary (1) (2)
Crespellano, Italy
Fontanafredda, Italy

(1)	These facilities are either leased or subleased.
(2) Plans have been announced to exit the business associated with these facilities.
(3) This is a shared facility between Cranes and MHPS that was included in the Disposition.

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

For information concerning litigation and other contingencies and uncertainties, including our securities class action and stockholder derivative lawsuits as well as proceedings involving certain former shareholders of Demag Cranes AG, see Note S – “Litigation and Contingencies,” in the Notes to the Consolidated Financial Statements.

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

(a) Our common stock, par value $.01 per share (“Common Stock”) is listed on the NYSE under the symbol “TEX.” The high and low quarterly stock prices for our Common Stock on the NYSE Composite Tape (for the last two completed years) are as follows:

	2016				2015
	Fourth	Third	Second	First	Fourth	Third	Second	First
High	$33.17	$25.66	$25.57	$25.38	$22.76	$27.11	$29.32	$28.53
Low	$21.88	$19.49	$18.91	$13.62	$17.29	$16.54	$22.25	$22.01

We declared and paid a $0.07 per share dividend during each quarter of 2016 and $0.06 during each quarter of 2015. Certain of our debt agreements contain restrictions as to the payment of cash dividends to stockholders. In addition, Delaware law limits payment of dividends. We declared a dividend of $0.08 per share in the first quarter of 2017, which will be paid in March 2017. However, any additional payments of cash dividends will depend upon our financial condition, capital requirements and earnings, as well as other factors that the Board of Directors may deem relevant.

As of February 21, 2017, there were 758 stockholders of record of our Common Stock.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of $100 invested in our Common Stock, the Standard & Poor’s 500 Stock Index, the 2016 Peer Group (as defined below) and the 2015 Peer Group (as defined below) for the period commencing December 31, 2011 through December 31, 2016. The cumulative total stockholder return assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance. The companies in the 2016 Peer Group and 2015 Peer Group are weighted by market capitalization. We have revised our peer group to match the peer group that is used by our Compensation Committee in benchmarking our executive officer’s compensation.

The 2015 Peer Group, used in last year’s Annual Report on Form 10-K, consists of the following companies that are in our same industry, of comparable revenue size to us and/or other manufacturing companies: AGCO Corporation, Cameron International Corporation, Carlisle Companies Inc., Crane Company, Cummins Inc., Dover Corporation, Flowserve Corporation, FMC Technologies, Inc., Hubbell Inc., Illinois Tool Works Inc., Ingersoll-Rand Plc, Joy Global Inc., Lennox International Inc., The Manitowoc Company, Inc., Meritor Inc., Navistar International Corporation, Oshkosh Corporation, Paccar Inc., Parker-Hannifin Corporation, Pentair Ltd., Rockwell Automation, Inc., Roper Technologies Inc., SPX Corporation, Textron Inc., Timken Company and Trinity Industries Inc.

The 2016 Peer Group consists of the same companies in the 2015 Peer Group with the following exceptions: Cameron International Corporation, Cummins Inc., Illinois Tool Works Inc., Ingersoll-Rand Plc, Paccar Inc., Parker-Hannifin Corporation, SPX Corporation and Textron Inc. were removed and Dana Incorporated and Westinghouse Air Brake Technologies Corporation were added.

	12/11	12/12	12/13	12/14	12/15	12/16
Terex Corporation	100.00	208.07	311.22	207.78	139.16	240.39
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
2015 Peer Group	100.00	122.22	173.30	176.80	148.72	197.76
2016 Peer Group	100.00	115.28	161.82	155.66	132.86	166.85
Copyright© 2016 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

(b) Not applicable.

(c) The following table provides information about purchases during the quarter ended December 31, 2016 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
October 1, 2016 – October 31, 2016	—	$—	—	$70,402
November 1, 2016 – November 30, 2016	78,760 (2)	$22.69	74,760	$68,729
December 1, 2016 – December 31, 2016	—	$—	—	$68,729
Total	78,760	$22.69	74,760	$68,729

(1)	In February 2015, our Board of Directors authorized and the Company publicly announced the repurchase of up to $200 million of the Company’s outstanding common shares.

(2)	In November 2016, the Company purchased 4,000 shares of common stock to satisfy requirements under its deferred compensation obligations to employees.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA

The following table summarizes our selected financial data and should be read in conjunction with the more detailed Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations. This selected financial data includes comparative income statement data whose presentation has been retrospectively adjusted for the effects of discontinued operations. All periods are presented on a consistent basis.

(in millions, except per share amounts and employees)

	AS OF OR FOR THE YEAR ENDED DECEMBER 31,
	2016	2015	2014	2013	2012
SUMMARY OF OPERATIONS
Net sales	$4,443.1	$5,021.7	$5,484.0	$5,344.5	$5,217.4
Income (loss) from operations	(147.8)	323.7	400.0	418.6	327.3
Income (loss) from continuing operations	(193.3)	128.2	252.0	222.1	70.5
Income (loss) from discontinued operations – net of tax	14.3	17.4	8.9	(3.8)	32.7
Gain (loss) on disposition of discontinued operations – net of tax	3.5	3.4	58.6	2.6	0.4
Net income (loss) attributable to common stockholders	(176.1)	145.9	319.0	226.0	105.8
Per Common and Common Equivalent Share:
Basic attributable to common stockholders
Income (loss) from continuing operations	$(1.79)	$1.20	$2.31	$2.04	$0.67
Income (loss) from discontinued operations – net of tax	0.13	0.13	0.06	(0.03)	0.29
Gain (loss) on disposition of discontinued operations – net of tax	0.03	0.03	0.54	0.02	—
Net income (loss) attributable to common stockholders	(1.63)	1.36	2.91	2.03	0.96
Diluted attributable to common stockholders
Income (loss) from continuing operations	$(1.79)	$1.17	$2.22	$1.94	$0.65
Income (loss) from discontinued operations – net of tax	0.13	0.13	0.06	(0.03)	0.28
Gain (loss) on disposition of discontinued operations – net of tax	0.03	0.03	0.51	0.02	—
Net income (loss) attributable to common stockholders	(1.63)	1.33	2.79	1.93	0.93

CURRENT ASSETS AND LIABILITIES (1)
Current assets (1)	$2,700.5	$3,140.2	$3,352.3	$3,633.9	$3,791.4
Current liabilities	1,407.0	1,458.6	1,643.0	1,724.7	1,708.8
PROPERTY, PLANT AND EQUIPMENT
Net property, plant and equipment	$304.6	$371.9	$339.7	$373.2	$382.3
Capital expenditures	(58.1)	(81.5)	(58.3)	(55.4)	(48.1)
Depreciation	65.5	63.9	70.4	68.9	64.7
TOTAL ASSETS (1)	$5,006.8	$5,616.0	$5,903.3	$6,511.2	$6,712.9

CAPITALIZATION
Long-term debt and notes payable (includes capital leases) (1)	$1,575.8	$1,796.2	$1,754.8	$1,922.5	$1,984.4
Total Terex Corporation Stockholders’ Equity	1,484.7	1,877.4	2,005.9	2,190.1	2,007.7
Dividends per share of Common Stock	0.28	0.24	0.20	0.05	—
Shares of Common Stock outstanding at year end	105.0	107.7	105.4	109.9	109.9
EMPLOYEES (2)	11,300	13,700	13,400	13,100	13,300

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements for a discussion of “Discontinued Operations,” “Dispositions,” “Goodwill,” “Long-Term Obligations” and “Stockholders’ Equity.”

(1) We adopted ASU 2015-03, “Imputation of Interest: Simplifying the Presentation of Debt Issuance Cost,” as of January 1, 2016 on a retrospective basis, by recasting all prior periods shown to reflect the effect of adoption on Current assets, Total assets and Long-term debt and notes payable (includes capital leases) in the above table, the effect of which is not material.
(2) Excludes approximately 6,800, 6,700, 7,000, 7,400 and 7,600 MHPS employees in years 2016, 2015, 2014, 2013 and 2012, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a global manufacturer of lifting and material processing products and services that deliver lifecycle solutions to maximize customer return on investment. The Company delivers lifecycle solutions to a broad range of industries, including the construction, infrastructure, manufacturing, shipping, transportation, refining, energy, utility, quarrying and mining industries. We report in three business segments: (i) AWP; (ii) Cranes; and (iii) MP. Please refer to Note B - “Basis of Presentation” and Note C - “Business Segment Information” in the accompanying Consolidated Financial Statements for a description of recent business reorganizations and segment descriptions.

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

As changes in foreign currency exchange rates have a non-operating impact on our financial results, we believe excluding effect of these changes assists in assessment of our business results between periods. We calculate the translation effect of foreign currency exchange rate changes by translating current period results at rates that the comparable prior periods were translated at to isolate the foreign exchange component of the fluctuation from the operational component. Similarly, the impact of changes in our results from acquisitions that were not included in comparable prior periods may be subtracted from the absolute change in results to allow for better comparability of results between periods.

We calculate a non-GAAP measure of free cash flow. We define free cash flow as Net cash provided by (used in) operating activities, plus (minus) increases (decreases) in Terex Financial Services (“TFS”) assets, plus (minus) decreases (increases) in cash balances held for settlement on securitized assets, less Capital expenditures. We believe that this measure of free cash flow provides management and investors further useful information on cash generation or use in our primary operations.

We discuss forward looking information related to expected earnings per share (“EPS”) excluding restructuring charges and other items. The Company’s 2017 outlook for earnings per share is a non-GAAP financial measure because it excludes items such as restructuring and other related charges, deal related costs, the impact of the release of tax valuation allowances and gains and losses on divestitures. The Company is not able to reconcile these forward-looking non-GAAP financial measures to their most directly comparable forward-looking GAAP financial measures without unreasonable efforts because the Company is unable to predict with a reasonable degree of certainty the exact timing and impact of such items. The unavailable information could have a significant impact on the Company’s full-year 2017 GAAP financial results. Adjusted EPS provides guidance to investors about our EPS expectations excluding restructuring and other charges that we do not believe are reflective of our ongoing operations.

Working capital is calculated using the Consolidated Balance Sheet amounts for Trade receivables (net of allowance) plus Inventories, less Trade accounts payable and Customer advances. We view excessive working capital as an inefficient use of resources, and seek to minimize the level of investment without adversely impacting the ongoing operations of the business. Trailing three month annualized net sales is calculated using the net sales for the most recent quarter end multiplied by four. The ratio calculated by dividing working capital by trailing three months annualized net sales, is a non-GAAP measure that we believe measures our resource use efficiency.

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

Overview

We continue to work towards transforming Terex into a more focused company. We completed the sale of our German compact construction business during 2016 and the sale of our MHPS business in January 2017. We have also announced the sale of our dumper and backhoe loader business in Coventry, England. Recently, we announced that we have designated our Brazilian utilities and Indian loader backhoe businesses as held for sale. With these actions, we are nearing completion of the “Focus” phase of our strategy deployment.

Operationally, we had mixed results across our businesses in 2016. Our AWP and MP segments performed in line with our expectations, while our Cranes segment performance was impacted by more challenging markets than we anticipated. The overall market dynamic for large capital equipment continues to be challenging, and we do not see market conditions improving in the near future. Our overall 2016 results were negatively impacted by margin declines in our AWP and Cranes segments mostly due to sales volume reductions.

We continue to review all aspects of our cost structure and have continued to take actions throughout the entire Company to reduce costs, with emphasis on functional general and administrative costs. These actions have resulted in savings which have been critical to at least partially offset challenging market conditions. We have also taken actions to continue to rationalize our manufacturing footprint, consolidating facilities across all three of our segments. Since the beginning of 2016, we have either closed or sold eight facilities. We have also announced plans to sell or close an additional six locations and are in the process of reducing our footprint at our manufacturing complexes in Redmond, Washington and Zweibrucken, Germany. Leveraging our existing capacity is necessary for the market environment we are in and will help us become more globally cost competitive. We are also reducing our headcount in our global cranes business as we adjust to lower production volumes. See Note N - “Restructuring and Other Charges” in our Consolidated Financial Statements for more information on these actions.

Our AWP segment’s net sales and profitability declined year over year as the North American market declined on softer rental demand for aerials and telehandlers, while Europe was up modestly for the year. Sales volumes increased in the Asia Pacific region and the Latin American market was extremely weak. Operating margins in our AWP segment were lower primarily as a result of lower net sales volumes and global pricing dynamics, which were partially offset by manufacturing and SG&A cost reduction actions and geographical mix of sales. Looking ahead to 2017, the most influential market dynamic will continue to be the North American replacement cycle. While there is growth in non-residential construction in North America, this is more than offset by the dip in replacement demand as a result of the 2008 to 2010 market decline which is negatively impacting our sales and backlog. We expect Western Europe to remain fairly stable and believe the cost reduction actions we took in 2016, and the planned actions for 2017, will help align costs with the lower volumes expected in 2017.

Net sales and profitability in our Cranes segment declined year over year as the global crane market remains challenging for nearly all products and regions. The North American market remained weak, as low oil, gas and commodity prices continued to impact the sale of mobile cranes. The European market was hurt by changes in subsidies in the wind power market in Germany resulting in fewer large crawler crane sales. The Latin American, Australian and other commodity-driven markets were very weak and are expected to remain weak in 2017. Although our utilities products were down compared to last year, sales were profitable and we believe the North American utilities market is relatively stable. As described above, we have taken actions to improve the Cranes business, including reducing the Cranes footprint and cost structure and restructuring our Cranes leadership team in the fourth quarter of 2016. We do not expect the Cranes markets to improve in 2017.

Our MP segment’s operating profit improved on essentially flat net sales. Concrete equipment sales were up compared to last year. Crushing and screening equipment sales remained relatively flat, with the aggregates market growing slightly, and the mining-related market remaining weak. Our Fuchs scrap handling business was down, as was the market, driven by low steel scrap metal prices. Backlog for the segment is up compared to the prior year period, primarily due to strength in the mobile crushing and screening and North American concrete markets. Our mobile crushing and screening business is expected to remain stable and we continue to anticipate growth in our concrete products.

Geographically, our largest market remains North America, which now represents approximately 51% of our global sales in continuing operations. However, our North American sales declined 13% on a year-over-year basis, driven by softness in our AWP and mobile crane product categories. While the Asian/Pacific market grew, our other markets were generally down, with Latin America down significantly.

Net cash provided by operating activities was $367.0 million in 2016. We generated $189.3 million in free cash flow in 2016 (see reconciliation of net cash provided by operating activities to free cash flow in Liquidity and Capital Resources). In January 2017, we issued $600 million of 8-year senior unsecured notes and also refinanced our credit facility. As a result of these actions and our MHPS sale, we are in the process of repaying our higher cost long-term debt. This will result in debt reductions of approximately $600 million, interest rate reductions and extensions of debt maturities. In total, these actions will lower our interest run-rate by approximately $35 million annually. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

We believe our liquidity continues to be sufficient to meet our business plans. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

Looking ahead to 2017, we expect 2017 earnings per share (“EPS”) to be between $0.60 and $0.80, excluding restructuring and other unusual items on net sales of approximately $3.9 billion. Our EPS guidance assumes stock repurchases to cover equity compensation and no impact from our ownership interest in Konecranes.

ROIC

ROIC continues to be a metric we use to measure our performance. ROIC and Non-GAAP Measures assist in showing how effectively we utilize capital invested in our operations. After-tax ROIC is determined by dividing the sum of NOPAT for each of the previous four quarters by the average of the sum of Total Terex Corporation stockholders’ equity plus Debt (as defined below) less Cash and cash equivalents (as defined below) for the previous five quarters. NOPAT for each quarter is calculated by multiplying Income (loss) from continuing and discontinued operations by a figure equal to one minus the effective tax rate of the Company. We believe that earnings from discontinued operations, as well as the net assets that comprise those operations’ invested capital, should be included in this calculation because it captures the financial returns on our capital allocation decisions for the measured periods.

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

Terex management and Board of Directors use ROIC as one of the primary measures to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at December 31, 2016 was 17.7%.

Amounts described below are reported in millions of U.S. dollars, except for the effective tax rates. Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Dec ’16	Sep '16	Jun '16	Mar '16	Dec ’15
Provision for (benefit from) income taxes as adjusted	$(3.5)	$(7.6)	$(61.4)	$5.0
Divided by: Income (loss) before income taxes as adjusted	(269.9)	89.7	3.1	(69.4)
Effective tax rate	1.3%	(8.5)%	(1,980.6)%	(7.2)%
Income (loss) from operations as adjusted	$(228.0)	$118.9	$30.8	$(43.4)
Multiplied by: 1 minus Effective tax rate	98.7%	108.5%	2,080.6%	107.2%
Adjusted net operating income (loss) after tax	$(225.0)	$129.0	$640.8	$(46.5)
Debt (as defined above) as adjusted	$1,592.6	$1,688.0	$1,709.0	$1,830.9	$1,810.1
Less: Cash and cash equivalents as adjusted	(501.9)	(343.7)	(298.1)	(323.6)	(466.5)
Debt less Cash and cash equivalents as adjusted	$1,090.7	$1,344.3	$1,410.9	$1,507.3	$1,343.6
Total Terex Corporation stockholders’ equity as adjusted	$1,246.2	$1,588.1	$1,527.2	$1,501.0	$1,528.0
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$2,336.9	$2,932.4	$2,938.1	$3,008.3	$2,871.6

December 31, 2016 ROIC	17.7%
NOPAT as adjusted (last 4 quarters)	$498.3
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$2,817.5

	Three months ended 12/31/16	Three months ended 9/30/16	Three months ended 06/30/16	Three months ended 03/31/16
Reconciliation of Provision for (benefit from) income taxes:
Provision for (benefit from) income taxes from continuing operations	5.1	(19.3)	(67.1)	3.9
Provision for (benefit from) income taxes from discontinued operations	(8.6)	11.7	5.7	1.1
Provision for (benefit from) income taxes as adjusted	$(3.5)	$(7.6)	$(61.4)	$5.0

Reconciliation of Income (loss) before income taxes:
Income (loss) before income taxes from continuing operations	(309.0)	13.9	42.5	(18.1)
Income (loss) before income taxes from discontinued operations	39.1	75.8	(39.4)	(51.3)
Income (loss) before income taxes from operations as adjusted	$(269.9)	$89.7	$3.1	$(69.4)

Reconciliation of income (loss) from operations:
Income (loss) from operations	$(272.1)	$39.6	$73.4	$11.3
Income (loss) from discontinued operations	50.8	79.5	(39.3)	(53.0)
(Income) loss from operations for TFS	(6.7)	(0.2)	(3.3)	(1.7)
Income (loss) from operations as adjusted	$(228.0)	$118.9	$30.8	$(43.4)

	As of 12/31/16	As of 9/30/16	As of 06/30/16	As of 03/31/16	As of 12/31/15
Reconciliation of Cash and cash equivalents:
Cash and cash equivalents from continuing operations	$428.5	$248.8	$200.8	$216.2	$371.2
Cash and cash equivalents in assets held for sale	73.4	94.9	97.3	107.4	95.3
Cash and cash equivalents as adjusted	$501.9	$343.7	$298.1	$323.6	$466.5

Reconciliation of Debt:
Debt from continuing operations	$1,575.8	$1,663.5	$1,686.3	$1,809.1	$1,796.2
Debt included in liabilities held for sale	16.8	24.5	22.7	21.8	13.9
Debt as adjusted	$1,592.6	$1,688.0	$1,709.0	$1,830.9	$1,810.1

Reconciliation of Terex Corporation stockholders’ equity:
Terex Corporation stockholders’ equity as reported	$1,484.7	$1,877.7	$1,856.1	$1,855.1	$1,877.4
TFS Assets	(238.5)	(289.6)	(328.9)	(354.1)	(349.4)
Terex Corporation stockholders’ equity as adjusted	$1,246.2	$1,588.1	$1,527.2	$1,501.0	$1,528.0

Sale of MHPS Business

See Item 1, Business, and Note A – “Sale of MHPS Business” in the Notes to the Consolidated Financial Statements for further information regarding the sale of our former MHPS segment to Konecranes.

RESULTS OF OPERATIONS

2016 COMPARED WITH 2015

Terex Consolidated

	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$4,443.1	—	$5,021.7	—	(11.5)%
Gross profit	$712.4	16.0%	$971.2	19.3%	(26.6)%
SG&A	$684.2	15.4%	$647.5	12.9%	5.7%
Goodwill impairment	$176.0	4.0%	$—	—%	*
Income (loss) from operations	$(147.8)	(3.3)%	$323.7	6.4%	(145.7)%

*	Not meaningful as a percentage

Net sales for the year ended December 31, 2016 decreased $578.6 million when compared to 2015. The decline in net sales was driven by lower net sales in Cranes, AWP and in certain construction product lines in Corporate. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately 2%, or $80 million. These declines were partially offset by net sales improvement in our MP segment.

Gross profit for the year ended December 31, 2016 decreased $258.8 million when compared to 2015. The decrease was primarily due to declines in gross profit in our Cranes and AWP segments, mostly due to lower sales volume and pricing reductions and approximately $70 million in severance expense in these two segments. We also recognized approximately $25 million of increased expense associated with inventory and warranty reserves, primarily in Cranes and AWP. Changes in foreign exchange rates negatively impacted gross profit in all segments, except Cranes. These decreases were partially offset by improved gross profit in our MP segment due to improved sales volumes and manufacturing cost improvements.

SG&A costs for the year ended December 31, 2016 increased $36.7 million when compared to 2015. The majority of the increase in SG&A costs was due to approximately $42 million of asset impairment charges in Corporate and Cranes, and approximately $33 million of severance costs in Cranes, AWP and Corporate, partially offset by general and administrative cost reductions across our business from actions taken in 2016 and positive impact of changes in foreign currency exchange rates.

Due to deteriorating market conditions in our Cranes segment, we recorded a non-cash impairment charge of approximately $176 million to write down the value of goodwill, which was recorded in the operating results of our Cranes segment in the year ended December 31, 2016.

Income from operations decreased by $471.5 million for the year ended December 31, 2016 when compared to 2015. The decrease was primarily due to the Cranes segment goodwill impairment charge, lower operating performance in the AWP and Cranes segments, for the reasons noted above, and severance and asset impairment charges in Cranes and Corporate.

Aerial Work Platforms

	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,977.8	—	$2,246.0	—	(11.9)%
Income (loss) from operations	$177.4	9.0%	$270.2	12.0%	(34.3)%

Net sales for the AWP segment for the year ended December 31, 2016 decreased $268.2 million when compared to 2015. Net sales decreased approximately $220 million due to volume declines primarily in North America and South America and pricing declines driven by market conditions and competition. The volume decline reflected softer aerial and telehandler sales primarily in North America, partially offset by stronger aerial volumes internationally. Approximately $26 million of the decline was due to declines in refurbishment service activity and approximately $22 million was due to negative impact of foreign exchange rate changes.

Income from operations for the year ended December 31, 2016 decreased $92.8 million when compared to 2015. The decrease was primarily due to sales volume declines, unfavorable pricing and severance expense, partially offset by better product mix, lower manufacturing costs and lower operating expenses, including selling, general and administrative expenses.

Cranes

	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,274.5	—	$1,566.5	—	(18.6)%
Income (loss) from operations	$(321.7)	(25.2)%	$56.3	3.6%	(671.4)%

Net sales for the Cranes segment for the year ended December 31, 2016 decreased by $292.0 million when compared to 2015, as the global Cranes market remained challenging for nearly all products and regions. The North American market remained weak as low oil, gas and commodity prices continued to impact sales of mobile cranes. The European market was hurt by changes in subsidies in the wind power market in Germany, resulting in fewer large crawler crane sales. Latin American, Australian and other commodity driven markets were also weak in 2016.

Loss from operations for the year ended December 31, 2016 was $321.7 million compared to income from operations of $56.3 million for the same period in 2015. The decrease in operating performance was driven by an approximately $176 million goodwill impairment charge, approximately $82 million from sales volume declines and product mix noted above, approximately $92 million for severance and restructuring charges and approximately $20 million for asset impairment charges in Europe, Asia and the U.S, primarily associated with manufacturing facility closures to transfer production between facilities to improve labor efficiency and reduce overhead costs, and approximately $17 million of charges for increased warranty and inventory reserves. This decrease was partially offset by approximately $10 million of general and administrative expense reductions compared to the prior year period.

See Note L - “Goodwill and Intangible Assets, Net” in the accompanying Consolidated Financial Statements for more information about the goodwill impairment charge recognized in 2016.

Materials Processing

	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$944.5	—	$940.1	—	0.5%
Income (loss) from operations	$86.3	9.1%	$68.6	7.3%	25.8%

Net sales for the MP segment increased by $4.4 million for the year ended December 31, 2016 when compared to 2015. Net sales increased approximately $37 million due to the effect of an acquisition, increased volumes and favorable pricing, partially offset by approximately $33 million of negative impact of foreign exchange rate changes. Concrete equipment sales were up significantly compared to last year, crushing and screening equipment sales were slightly improved from the prior year, while mining-related and scrap handling equipment sales were weaker compared to last year.

Income from operations for the year ended December 31, 2016 increased $17.7 million when compared to 2015. The increase was driven primarily by increased sales volumes and favorable pricing, the effect of a supplier settlement and operating cost improvements, partially offset by negative impact of foreign exchange rate changes and an acquisition.

Corporate and Other/Eliminations

	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$246.3	—	$269.1	—	(8.5)%
Income (loss) from operations	$(89.8)	*	$(71.4)	*	25.8%

*	Not meaningful as a percentage

Net sales decreased by $22.8 million for the year ended December 31, 2016 when compared to 2015. The net sales amounts include sales in various construction product lines and on-book financing of TFS, as well as elimination of intercompany sales activity among segments. The net sales decrease is primarily attributable to product line divestitures and unfavorable foreign currency exchange rate changes in our construction product lines.

Loss from operations increased $18.4 million for the year ended December 31, 2016 compared to 2015, primarily due to approximately $22 million of asset impairment charges and approximately $4 million for severance expense, partially offset by general and administrative cost reductions and the positive impact of changes in foreign currency exchange rates.

Interest Expense, Net of Interest Income

During the year ended December 31, 2016, our interest expense, net of interest income, was $97.7 million, or $6.6 million lower than the prior year. The reduction resulted primarily from the settlement of the 4% Convertible Notes on June 1, 2015 and lower debt balances in the current year when compared to the prior year.

Other Income (Expense) — Net

Other income (expense) — net for the year ended December 31, 2016 was expense of $25.2 million, an increase of $1.5 million when compared to expense of $23.7 million in the prior year.  During 2016, we recognized approximately $25 million for impairments related to certain investments and approximately $20 million of merger and deal-related costs, partially offset by approximately $19 million of foreign currency exchange gains. The 2015 expense was driven primarily by approximately $15 million of merger and deal-related costs and approximately $6 million of foreign currency exchange losses.

Income Taxes

During the year ended December 31, 2016, we recognized an income tax benefit of $77.4 million on a loss of $270.7 million, an effective tax rate of 28.6%, as compared to an income tax expense of $67.5 million on income of $195.7 million, an effective tax rate of 34.5%, for the year ended December 31, 2015. The lower effective tax rate for the year ended December 31, 2016 was primarily due to changes caused by the Disposition in expectations concerning the indefinite reinvestment of foreign earnings and nondeductible goodwill impairment in our Cranes segment, partially offset by tax benefits from valuation allowance releases and prior year net operating loss carryforwards.

Income (Loss) from Discontinued Operations

Income from discontinued operations for the year ended December 31, 2016 decreased by approximately $3 million when compared to the prior year primarily as a result of declining operating performance of our MHPS business.

Gain (Loss) on Disposition of Discontinued Operations

During the year ended December 31, 2016, we recognized a gain on disposition of discontinued operations - net of tax of $3.5 million related to the sale of our Atlas heavy construction equipment and knuckle-boom cranes businesses, due to contractual earnout payments, and from our truck business. During the year ended December 31, 2015 we recognized a gain on disposition of discontinued operations - net of tax of $3.4 million due primarily to a gain of $2.8 million related to the sale of our Atlas heavy construction equipment and knuckle-boom cranes businesses based on contractual earnout payments from the purchaser, partially offset by a loss of $1.3 million related to sale of our truck business, including settlement of certain disputes in the asset sale agreement.

2015 COMPARED WITH 2014

Terex Consolidated

	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$5,021.7	—	$5,484.0	—	(8.4)%
Gross profit	$971.2	19.3%	$1,051.5	19.2%	(7.6)%
SG&A	$647.5	12.9%	$651.5	11.9%	(0.6)%
Income (loss) from operations	$323.7	6.4%	$400.0	7.3%	(19.1)%

Net sales for the year ended December 31, 2015 decreased $462.3 million when compared to 2014.  The decline in net sales was driven by lower net sales across all segments, except MP, with the largest declines coming from AWP and construction-related product lines within Corporate and Other. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately 7% or $358 million. Net sales decreased by approximately $220 million due to the disposition of construction-related product lines in Corporate and Other. The declines were partially offset by approximately $124 million from acquired businesses in our MP and Cranes segments and improvements in certain product lines or regions in all of our segments.

Gross profit for the year ended December 31, 2015 decreased $80.3 million when compared to 2014.  The decrease was primarily due to declines in all segments except MP, which delivered improved margins. Changes in foreign exchange rates negatively impacted gross profit in all segments, and sales volumes were down in all segments except for Cranes. These decreases were partially offset by reduced material and manufacturing costs.

SG&A costs for the year ended December 31, 2015 decreased by $4.0 million when compared to 2014.  The decrease was primarily due to approximately $42 million of positive impact of changes in foreign exchange rates, partially offset by approximately $24 million of general and administrative cost increases and approximately $16 million from increased costs associated with acquired businesses in MP and Cranes.

Income from operations decreased by $76.3 million for the year ended December 31, 2015 when compared to 2014. The decrease was primarily due to lower operating performance in the AWP and Cranes segments.

Aerial Work Platforms

	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,246.0	—	$2,403.0	—	(6.5)%
Income (loss) from operations	$270.2	12.0%	$304.9	12.7%	(11.4)%

Net sales for the AWP segment for the year ended December 31, 2015 decreased $157.0 million when compared to 2014. Net sales decreased approximately $82 million due to the negative impact of foreign exchange rate changes. North American net sales decreased due to lower pricing and softening demand for telehandlers and aerials, which were impacted by the uncertainty surrounding oil and gas markets. Sales in Latin America were lower due to the continuing impact of economic uncertainties in Brazil as well as softer pricing. These decreases were partially offset by increased net sales in Europe due to robust replacement demand and increased product adoption in China.

Income from operations for the year ended December 31, 2015 decreased $34.7 million when compared to 2014. The decrease was due to declines in net sales noted above, as well as unfavorable pricing, and negative impact from foreign exchange rate changes. These decreases were partially offset by lower material costs and reduced manufacturing costs associated with decreased indirect labor.

Cranes

	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,566.5	—	$1,656.9	—	(5.5)%
Income (loss) from operations	$56.3	3.6%	$83.8	5.1%	(32.8)%

Net sales for the Cranes segment for the year ended December 31, 2015 decreased by $90.4 million when compared to 2014. Net sales decreased approximately $172 million due to the negative impact of foreign exchange rate changes. Lower demand for mobile cranes in North America and Australia, largely due to declines in oil, gas and commodity prices, also contributed to the decrease in net sales. These decreases were partially offset by higher cranes product sales in Europe and Asia and the contribution from an acquired business of approximately $73 million.

Income from operations for the year ended December 31, 2015 decreased $27.5 million when compared to 2014, resulting primarily from approximately $16 million of foreign exchange rate changes and approximately $15 million from lower factory utilization.

Materials Processing

	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$940.1	—	$938.9	—	0.1%
Income (loss) from operations	$68.6	7.3%	$65.6	7.0%	4.6%

Net sales in the MP segment increased by $1.2 million for the year ended December 31, 2015 when compared to 2014. The increase was primarily due to approximately $51 million from acquired businesses and increased sales in India, partially offset by approximately $44 million from negative impact of foreign exchange rate changes. Concrete equipment sales were up significantly in 2015 compared to 2014, but these volume increases were more than offset by weakness in product sales in mining-related markets.

Income from operations for the year ended December 31, 2015 increased $3.0 million when compared to 2014. The increase was driven by approximately $11 million of manufacturing cost savings, partially offset by approximately $9 million from negative impact of foreign exchange rate changes.

Corporate and Other/Eliminations

	2015		2014
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$269.1	—	$485.2	—	*
Income (loss) from operations	$(71.4)	*	$(54.3)	*	*
*             Not meaningful as a percentage

Net sales decreased by $216.1 million for the year ended December 31, 2015 when compared to 2014. Net sales amounts include sales in various construction equipment product lines and on-book financing of TFS, as well as elimination of intercompany sales activity among segments. Net sales decreased by approximately $220 million due to the disposition of our majority interest in the compact track loader business in the fourth quarter of 2014, unfavorable foreign currency exchange rate changes, and reduced compact construction sales in Germany and India. Partially offsetting these decreases were increased site dumper sales in the U.K.

Loss from operations increased $17.1 million for the year ended December 31, 2015 compared to 2014. The increased operating loss was primarily from lower net sales in construction product lines, which drove a reduction of approximately $15 million from lower volume, and the business divestiture noted above, partially offset by favorable pricing and sales mix.

Interest Expense, Net of Interest Income

During the year ended December 31, 2015, our interest expense net of interest income was $104.3 million, or $12.4 million lower than the prior year. The reduction resulted from the settlement of the 4% Convertible Notes on June 1, 2015 and lower effective interest rates in the current year.

Other Income (Expense) — Net

Other income (expense) — net for the year ended December 31, 2015 was expense of $23.7 million, an increase of $19.0 million when compared to expense of $4.7 million in the prior year. During 2015, we recognized approximately $15 million of merger and deal-related costs and approximately $6 million of foreign currency exchange losses. In 2014, the expense was primarily attributable to a loss of $2.6 million on early extinguishment of debt related to termination of our 2011 Credit Agreement and foreign currency exchange losses.

Income Taxes

During the year ended December 31, 2015, we recognized income tax expense of $67.5 million on income of $195.7 million, an effective tax rate of 34.5%, as compared to income tax expense of $26.6 million on income of $278.6 million, an effective tax rate of 9.5%, for the year ended December 31, 2014.  The higher effective tax rate for the year ended December 31, 2015 was primarily due to tax benefits derived from divestitures in the year ended December 31, 2014, and increased losses in 2015 that did not produce tax benefits, partially offset by a favorable geographic mix of earnings in 2015.

Income (Loss) from Discontinued Operations

Income from discontinued operations for the year ended December 31, 2015 increased by approximately $8.5 million when compared to the prior year primarily as a result of improved operating performance of our MHPS business due to lower restructuring charges and loss from sale of an entity, despite approximately $35 million of goodwill and intangible asset impairment charges in 2015.

Gain (Loss) on Disposition of Discontinued Operations

Gain on disposition of discontinued operations decreased by $55.2 million primarily due to the sale of the truck business in the year ended December 31, 2014.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Changes in estimates and assumptions used by management could have significant impacts on our financial results. Actual results could differ from those estimates.

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

Inventories – In valuing inventory, we are required to make assumptions regarding level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. These assumptions require us to analyze the aging of and forecasted demand for our inventory, forecast future products sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory. Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with our customers for future orders, including their plans for expenditures, and market trends for similar products. Our judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage. Valuation of used equipment taken in trade from customers requires us to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events that could significantly influence our judgment and related estimates include general economic conditions in markets where our products are sold, new equipment price fluctuations, actions of our competitors, including introduction of new products and technological advances, as well as new products and design changes we introduce. We make adjustments to our inventory reserve based on the identification of specific situations and increase our inventory reserves accordingly. As further changes in future economic or industry conditions occur, we will revise estimates that were used to calculate our inventory reserves.

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

Guarantees – As of December 31, 2016, we have issued guarantees to financial institutions related to customer financing of equipment purchases by our customers. We must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer’s payment history, leverage, availability of third party financing, political and exchange risks, and other factors. Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty.

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

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. We are generally able to mitigate the risk of these guarantees because maturity of guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time, and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

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

There can be no assurances that our historical experience in used equipment markets will be indicative of future results. Our ability to recover losses experienced from our guarantees may be affected by economic conditions in used equipment markets at the time of loss.

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

Revenue from sales-type leases is recognized at the inception of the lease. Income from operating leases is recognized ratably over the term of the lease. We routinely sell equipment subject to operating leases and related lease payments. If we do not retain a substantial risk of ownership in the equipment, the transaction is recorded as a sale.  If we do retain a substantial risk of ownership, the transaction is recorded as a borrowing, the operating lease payments are recognized as revenue over the term of the lease and the debt is amortized over a similar period.

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

When a sales transaction includes multiple deliverables, such as sales of multiple products or sales of products and services that are delivered over multiple reporting periods, the multiple deliverables are evaluated to determine the units of accounting, and the entire fee from the arrangement is allocated to each unit of accounting based on the relative selling price. The selling price of a unit of accounting is determined using a selling price hierarchy. Vendor-specific objective evidence (“VSOE”) is established based upon the price charged for products and services that are sold separately in standalone transactions. If VSOE cannot be established, third-party evidence (“TPE”) is evaluated based on competitor prices for similar deliverables when sold separately. If neither VSOE nor TPE is available, management's best estimate of selling price is established based upon the price at which we would sell the product on a standalone basis taking into consideration factors including, but not limited to, internal costs, gross margin objectives, pricing practices and market conditions. Revenue is recognized when revenue recognition criteria for each unit of accounting are met.

Goodwill – Goodwill, representing the difference between total purchase price and fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets and liabilities exceeds fair value.  We selected October 1 as the date for our required annual impairment test.

Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which discrete financial information with similar economic characteristics is available and operating results are regularly reviewed by our chief operating decision maker. The AWP, Cranes, and MP operating segments plus the Material Handling (“MH”) business and Port Solutions (“PS”) business of our former MHPS segment, which is a discontinued operation, comprise the five reporting units for goodwill impairment testing purposes.

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

The quantitative goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. We use an income approach derived from a discounted cash flow model to estimate fair value of our reporting units. The aggregate fair value of our reporting units is compared to our market capitalization on the valuation date to assess its reasonableness. Initial recognition of goodwill, as well as the annual review of carrying value of goodwill, requires that we develop estimates of future business performance. These estimates are used to derive expected cash flows and include assumptions regarding future sales levels and the level of working capital needed to support a given business. We rely on data developed by business segment management as well as macroeconomic data in making these calculations. The discounted cash flow model also includes a determination of our weighted average cost of capital by reporting unit. Cost of capital is based on assumptions about interest rates as well as a risk-adjusted rate of return required by our equity investors. Changes in these estimates can impact present value of expected cash flows used in determining fair value of a given business.

The second step of the process involves calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. Implied fair value of goodwill is determined by measuring the excess of estimated fair value of the reporting unit over estimated fair values of individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If implied fair value of goodwill exceeds carrying value of goodwill assigned to the reporting unit, there is no impairment. If carrying value of goodwill assigned to a reporting unit exceeds implied fair value of goodwill, an impairment loss is recorded for the excess. An impairment loss cannot exceed carrying value of goodwill assigned to a reporting unit and subsequent reversal of goodwill impairment losses is not permitted.

As a result of our annual impairment test in the fourth quarter of 2016, we recorded a non-cash charge of $176.0 million in our Cranes segment and in the fourth quarter of 2015, we recorded a non-cash charge of $11.3 million in our former MHPS segment, which is a discontinued operation, to reflect impairment of goodwill in our PS reporting unit. There were no indicators of goodwill impairment in the test performed as of October 1, 2014. See Note L – “Goodwill and Intangible Assets, Net” and Note E – “Discontinued Operations and Assets and Liabilities Held for Sale” in the Notes to the Consolidated Financial Statements for further information.

In order to evaluate the sensitivity of any quantitative fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of any reporting unit calculated. This hypothetical 10% decrease would still result in excess fair value over carrying value for the reporting units tested, other than Cranes, as of October 1, 2016.

Further impairments may be necessary in the future if conditions differ substantially from the assumptions utilized.

Impairment of Long-Lived Assets – Our policy is to assess the realizability of our long-lived assets, including definite-lived intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if estimated future undiscounted cash flows are less than carrying value. If an impairment is indicated, assets are written down to their fair value, which is typically determined by a discounted cash flow analysis. Future cash flow projections include assumptions regarding future sales levels and the level of working capital needed to support the assets. We use data developed by business segment management as well as macroeconomic data in making these calculations. There are no assurances that future cash flow assumptions will be achieved. The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset.

Accrued Warranties – We record accruals for unasserted warranty claims based on our claim experience. Warranty costs are accrued at the time revenue is recognized. However, adjustments to the initial warranty accrual are recorded if actual claims experience indicates that adjustments are necessary. These warranty costs are based upon management’s assessment of past claims and current experience. However, actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation as a result of many factors that cannot be predicted with certainty, including production quality issues, performance of new products, models and technology, changes in weather conditions for product operation, different uses for products and other similar factors.

Accrued Product Liability – We record accruals for product liability claims when deemed probable and estimable based on facts and circumstances and our prior claims experience. Accruals for product liability claims are valued based upon our prior claims experience, including consideration of the jurisdiction, circumstances of the accident, type of loss or injury, identity of plaintiff, other potential responsible parties, analysis of outside legal counsel, analysis of internal product liability counsel and the experience of our product safety team. Actual product liability costs could be different due to a number of variables such as the decisions of juries or judges.

Defined Benefit Plans – Pension benefits represent financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. As of December 31, 2016, we maintained one qualified defined benefit pension plan and one nonqualified plan covering certain U.S. employees. Benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during final years of employment. Benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. Participation in the qualified plan is frozen and participants are only credited with post-freeze service for purposes of determining vesting and retirement eligibility. It is our policy, generally, to fund the qualified U.S. plan based on requirements of the Employee Retirement Income Security Act of 1974. See Note Q – “Retirement Plans and Other Benefits” in the Notes to the Consolidated Financial Statements. The nonqualified plan provides retirement benefits to certain senior executives of the Company and is unfunded. Generally, the nonqualified plan provides a benefit based on average total compensation earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program, excluding salary deferrals and matching contributions. In addition, benefits are reduced by Social Security Primary Insurance Amounts attributable to Company contributions. Participation in the nonqualified plan is frozen; however, eligible participants are credited with post-freeze service for purposes of determining vesting and the amount of benefits.

We maintain defined benefit plans in France, Germany, India, Switzerland and the United Kingdom (“U.K.”) for some of our subsidiaries. The plans in France, Germany and India are unfunded plans. The plan in the U.K. is frozen. Participation in the German plans is frozen; however, eligible participants are credited with post-freeze service for purposes of determining vesting and the amount of benefits. For our operations in Austria and Italy there are mandatory termination indemnity plans providing a benefit payable upon termination of employment in substantially all cases of termination. We record this obligation based on the mandated requirements. The measure of the current obligation is not dependent on the employees’ future service and therefore is measured at current value.

Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds. For the U.S. plan, approximately 32% of the assets are in equity securities and 68% are in fixed income securities. For non-U.S. funded plans, approximately 25% of the assets are in equity securities, 72% are in fixed income securities and 3% are in real estate investment securities. These allocations are reviewed periodically and updated to meet the long-term goals of the plans.

Determination of defined benefit pension and post-retirement plan obligations and their associated expenses requires use of actuarial valuations to estimate the benefits employees earn while working, as well as the present value of those benefits. We use the services of independent actuaries to assist with these calculations. Inherent in these valuations are economic assumptions, including expected returns on plan assets, discount rates at which liabilities may be settled, rates of increase of health care costs, rates of future compensation increases as well as employee demographic assumptions such as retirement patterns, mortality and turnover. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover rates, or longer or shorter life spans of participants. In 2014, the Society of Actuaries (the “Society”) issued the RP-2014 mortality tables and improvement scale MP-2014. In 2015 and again in 2016, the Society issued improvement scales MP-2015 and MP-2016, respectively. The improvement scales are intended to improve the accuracy of the RP-2014 mortality tables and provide the best mortality estimates available for calculating expense and projected benefit obligations. Terex adopted the MP-2014 mortality tables when they were issued and has also adopted each improvement scale for its U.S. pension plans when they have become available. Actual results that differ from the actuarial assumptions used are recorded as unrecognized gains and losses. Unrecognized gains and losses that exceed 10% of the greater of the plan’s projected benefit obligations or the market-related value of assets are amortized to earnings over the shorter of the estimated future service period of the plan participants or the period until any anticipated final plan settlements. The assumptions used in the actuarial models are evaluated periodically and are updated to reflect experience. We believe the assumptions used in the actuarial calculations are reasonable and are within accepted practices in each of the respective geographic locations in which we operate.

Expected long-term rates of return on pension plan assets were 7.00% for the U.S. plan, 4.50% for the U.K. plan and 2.00% for the Swiss plan at December 31, 2016. Our strategy with regard to the investments in the pension plans is to earn a rate of return sufficient to match or exceed the long-term growth of pension liabilities. The expected rate of return of plan assets represents an estimate of long-term returns on the investment portfolio. These rates are determined annually by management based on a weighted average of current and historical market trends, historical portfolio performance and the portfolio mix of investments. The expected long-term rate of return on plan assets at December 31 is used to measure the earnings effects for the subsequent year. The difference between the expected return and the actual return on plan assets affects the calculated value of plan assets and, ultimately, future pension expense (income).

The discount rates for pension plan liabilities were 4.03% for the U.S. plan and 0.50% to 10.71% with a weighted average of 2.27% for non-U.S. plans at December 31, 2016. The discount rate enables us to estimate the present value of expected future cash flows on the measurement date. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments at the December 31 measurement date. The discount rate at December 31 is used to measure the year-end benefit obligations and the earnings effects on the subsequent year. Typically, a higher discount rate decreases the present value of benefit obligations.

Our U.S. pension plan is frozen so there is no expected rate of compensation increase, however, our nonqualified Supplemental Executive Retirement Plan has an expected rate of compensation increase of 3.75%. The expected rates of compensation increase for our non-U.S. pension plans were 1.00% to 9.00% with a weighted average of 0.89% at December 31, 2016. These estimated annual compensation increases are determined by management every year and are based on historical trends and market indices.

We have recorded the underfunded status on our balance sheet as a liability and the unrecognized prior service costs and actuarial gains (losses) as an adjustment to Stockholders’ equity on the Consolidated Balance Sheet. The net decrease in the liability and funded status of $3.8 million was due to earnings on our pension assets and the positive effect of changes in foreign exchange rates, offset by changes in assumptions from the previous year, primarily decreases in discount rates.

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

Assumptions used in computing our net pension expense and projected benefit obligation have a significant effect on the amounts reported. A 25 basis point change in each assumption below would have the following effects upon net pension expense and projected benefit obligation, respectively, as of and for the year ended December 31, 2016:

	Increase		Decrease
	Discount Rate	Expected long- term rate of return	Discount Rate	Expected long- term rate of return
	($ amounts in millions)
U. S. Plan:
Net pension expense	$(0.2)	$(0.3)	$0.2	$0.3
Projected benefit obligation	$(4.6)	$—	$4.9	$—

Non-U.S. Plans:
Net pension expense	$0.4	$(0.3)	$0.1	$0.3
Projected benefit obligation	$(8.9)	$—	$9.4	$—

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

We do not provide for income taxes or tax benefits on differences between financial reporting basis and tax basis of our non-U.S. subsidiaries where such differences are reinvested and, in our opinion, will continue to be indefinitely reinvested. If earnings of foreign subsidiaries are not considered indefinitely reinvested, deferred U.S. income taxes, foreign income taxes, and foreign withholding taxes may have to be provided. We do not record deferred income taxes on the temporary difference between the book and tax basis in domestic subsidiaries where permissible. At this time, determination of unrecognized deferred tax liabilities for temporary differences related to the investment in subsidiaries is not practicable.

Judgments and estimates are required to determine tax expense and deferred tax valuation allowances and in assessing uncertain tax positions. Tax returns are subject to audit and local taxing authorities could challenge tax-filing positions we take. Our practice is to file income tax returns that conform to requirements of each jurisdiction and to record provisions for tax liabilities, including interest and penalties, in accordance with ASC 740, “Income Taxes.” As our business has grown in geographic scope, size and complexity, so has our potential exposure to uncertain tax positions. Given the subjective nature of applicable tax laws, results of an audit of some of our tax returns could have a significant impact on our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note B – “Basis of Presentation” in the accompanying Consolidated Financial Statements for a listing of recent accounting pronouncements.

LIQUIDITY AND CAPITAL RESOURCES

We continue to focus on generating cash and improving margins. We generated $367.0 million in cash from operating activities and achieved our expectations for free cash flow with $189.3 million generated for the year ended December 31, 2016. This was primarily due to improved working capital efficiency. Our liquidity (cash and availability under our revolving credit line) increased from December 31, 2015 to December 31, 2016 by approximately $35 million.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

Year Ended 12/31/2016
Net cash provided by (used in) operating activities	367.0
Increase (decrease) in TFS assets	(110.9)
(Increase) decrease in cash for securitization settlement	6.2
Capital expenditures	(73.0)
Free cash flow	$189.3

Generating cash from operations depends primarily on the Company’s ability to earn net income through the sales of its products and to manage its investment in working capital. Pursuant to terms of the Company’s trade accounts receivable factoring arrangements, during the year ended December 31, 2016, we sold, without recourse, approximately $620 million of trade accounts receivable to provide additional liquidity. During the year ended December 31, 2016, we also sold approximately $291 million of sales-type leases and commercial loans.

Our main sources of funding are cash generated from operations, loans from our bank credit facilities, and funds raised in capital markets.  We had cash and cash equivalents, including cash and cash equivalents recorded as Current assets held for sale, of $501.9 million at December 31, 2016.  We seek to use cash held by our foreign subsidiaries to support our operations and continued growth plans outside the United States through funding of capital expenditures, operating expenses or other similar cash needs of these operations. Such cash could be used in the U.S., if necessary. Cash repatriated to the U.S. could be subject to incremental local and U.S. taxation. Primarily as a result of the sale of the MHPS business to Konecranes, the Company has repatriated approximately $1.3 billion of amounts invested outside the U.S. Because our expectation for changes to existing tax laws worldwide is high, we will continue to monitor tax legislation for opportunities to tax-efficiently mobilize and redeploy funds. There are no other trends, demands or uncertainties as a result of the Company’s cash re-investment policy that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility.

We believe cash generated from operations together with access to our bank credit facilities and cash on hand, provide adequate liquidity to continue to support internal operating initiatives and meet our operating and debt service requirements for at least the next 12 months. See Item 1A “Risk Factors” for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business.

Our ability to generate cash from operations is subject to numerous factors, including the following:

•
Many of our customers fund their purchases through third-party finance companies that extend credit based on the credit-worthiness of customers and expected residual value of our equipment. Changes either in customers’ credit profile or used equipment values may affect the ability of customers to purchase equipment. There can be no assurance third-party finance companies will continue to extend credit to our customers as they have in the past.

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

•	Availability and utilization of other sources of liquidity such as trade receivables sales programs.

Typically, we have invested our cash in a combination of highly rated, liquid money market funds and in short-term bank deposits with large, highly rated banks. Our investment objective is to preserve capital and liquidity while earning a market rate of interest.

Our investment in financial services assets was approximately $239 million, net at December 31, 2016. We remain focused on expanding financing solutions in key markets like the U.S. and Europe. We also anticipate using TFS to drive incremental sales by increasing direct customer financing through TFS in certain instances.

During 2016, cash provided by reduction in inventory was approximately $97 million, which was mostly driven by inventory reductions in our Cranes segment. Working capital as a percent of trailing three month annualized net sales was 20.8% at December 31, 2016.

The following tables show the calculation of our working capital and trailing three months annualized sales as of December 31, 2016 (in millions):

Three months ended 12/31/16
Net Sales	$974.7
x	4
Trailing Three Month Annualized Net Sales	$3,898.8

As of 12/31/16
Inventories	$853.8
Trade Receivables	512.5
Less: Trade Accounts Payable	(522.7)
Less: Customer advances	(33.0)
Total Working Capital	$810.6

On January 31, 2017, we entered into a new credit agreement (the “2017 Credit Agreement”). The 2017 Credit Agreement provides us with a senior secured revolving line of credit of up to $450.0 million that is available through January 31, 2022 and a $400.0 million senior secured term loan, which will mature on January 31, 2024. The 2017 Credit Agreement allows unlimited incremental commitments, which may be extended at the option of the existing or new lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, with incremental amounts in excess of $300.0 million as long as the Company satisfies a senior secured leverage ratio contained in the 2017 Credit Agreement.

Our previous credit agreement provided us with a revolving line of credit of up to $600 million. See Note O - “Long-Term Obligations,” in our Consolidated Financial Statements for information concerning the 2017 Credit Agreement and our previous credit agreement. Borrowings under our U.S. dollar and Euro denominated term loans were $428.6 million as of December 31, 2016.

Interest rates charged under the revolving line of credit in the 2017 Credit Agreement are subject to adjustment based on our consolidated leverage ratio. The U.S. dollar term loan bears interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 2.50%, with a floor of 0.75% on LIBOR. Under our previous credit agreement, we had a U.S. dollar term loan with interest at a rate of LIBOR plus 2.75%, with a floor of 0.75% on LIBOR and a Euro term loan with interest at a rate of Euro Interbank Offer Rate (“EURIBOR”) plus 2.75%, with a floor of 0.75% on EURIBOR. At December 31, 2016, the weighted average interest rate on these term loans was 3.63%.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

On January 31, 2017, the Company sold and issued $600.0 million aggregate principal amount of Senior Notes due 2025 (“5-5/8% Notes”) at par in a private offering. The proceeds from the 5-5/8% Notes, together with cash on hand, including cash from the sale of our MHPS business, have been and will be used: (i) to complete a tender offer for up to $550.0 million of our 6% Senior Notes, (ii) to redeem and discharge such portion of the 6% Notes that are not purchased in the tender offer, (iii) to fund a $300.0 million partial redemption of the 6% Notes, (iv) to fund anticipated redemption, repurchase or other retirement of all $300.0 million aggregate principal amount outstanding of our 6.5% Notes on or before April 3, 2017, (v) to pay related premiums, fees, discounts and expenses and (vi) for general corporate purposes, including repayment of borrowings outstanding under our previous credit agreement. The 5-5/8% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries.

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

We announced in February 2015 that our Board of Directors authorized the repurchase of up to $200 million of our outstanding shares of common stock. During 2016, we repurchased 3.5 million shares for $81.3 million. We have approximately $69 million remaining available under the 2015 share repurchase authorization. We announced in February 2017 that our Board of Directors authorized the repurchase of up to an additional $350 million of our outstanding shares of common stock. In each quarter of 2016, we paid a $0.07 cash dividend to our shareholders. Our Board of Directors declared a dividend of $0.08 per share in the first quarter of 2017, which will be paid in March 2017. However, additional declarations of quarterly dividends and the establishment of future record and payment dates are subject to the determination of our Board of Directors.

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

Cash Flows

Cash provided by operations for the year ended December 31, 2016 totaled $367.0 million, compared to cash provided by operations of $212.9 million for the year ended December 31, 2015.  The change in cash from operations was primarily driven by lower cash used in working capital in 2016.

Cash used in investing activities for the year ended December 31, 2016 was $11.8 million, compared to $172.7 million cash used in investing activities for the year ended December 31, 2015.  The decrease of cash used in investing activities was primarily due to cash received from the sale of our compact construction business, lower cash used for acquisitions and lower capital expenditures in 2016 compared to 2015.

Cash used in financing activities was $300.1 million for the year ended December 31, 2016, compared to cash used in financing activities for the year ended December 31, 2015 of $14.4 million.  The increase in cash used in financing activities in 2016 compared to 2015 was primarily due to lower net borrowings and increased share repurchases in 2016 compared to 2015.

Contractual Obligations

The following table sets out our specified contractual obligations at December 31, 2016 (in millions):

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations	$1,961.7	$101.2	$186.7	$1,672.4	$1.4
Capital lease obligations	3.1	0.2	1.2	1.1	0.6
Operating lease obligations	132.3	32.5	37.4	21.7	40.7
Purchase obligations (1)	400.4	400.4	—	—	—
Total	$2,497.5	$534.3	$225.3	$1,695.2	$42.7

(1)	Purchase obligations include non-cancellable and cancellable commitments. In many cases, cancellable commitments contain penalty provisions for cancellation.

Long-term debt obligations include expected interest expense. Interest expense is calculated using fixed interest rates for indebtedness that has fixed rates and the implied forward rates as of December 31, 2016 for indebtedness that has floating interest rates.

As of December 31, 2016, our liability for uncertain income tax positions was $45.4 million.  With respect to our tax audits worldwide, it is reasonably possible that we will make payments in 2017 of up to $12.2 million.  Payments may be made in part to mitigate the accrual of interest in connection with income tax audit assessments that may be issued and that we would contest, or may in part be made to settle the matter with the tax authorities.  Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the remaining liabilities, we are unable to make a reasonable estimate of the amount and period in which these remaining liabilities might be paid.

Additionally, at December 31, 2016, we had outstanding letters of credit that totaled $183.2 million ($121.4 million related to discontinued operations) and had issued $42.3 million ($2.0 million related to discontinued operations) in credit guarantees of customer financing to purchase equipment and $3.5 million ($3.2 million related to discontinued operations) in buyback guarantees.

We maintain defined benefit pension plans for some of our operations in the United States and Europe. It is our policy to fund the retirement plans at the minimum level required by applicable regulations. In 2016, we made cash contributions and payments to the retirement plans of $8 million, and we estimate that our retirement plan contributions will be approximately $8 million in 2017. Changes in market conditions, changes in our funding levels or actions by governmental agencies may result in accelerated funding requirements in future periods.

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

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while costs associated with those revenues are only partly incurred in the same currencies. Major foreign currencies, among others, in which we do business are the Euro, British Pound and Australian Dollar. We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At December 31, 2016, we had foreign exchange contracts with a notional value of $245.5 million that were initially designated as hedge contracts. Fair market value of these arrangements, which represents the cost to settle these contracts, was a net loss of $2.6 million at December 31, 2016. See Risk Factor entitled, “We are subject to currency fluctuations,” for further information on our foreign exchange risk.

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

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and other matters. See Note S – “Litigation and Contingencies” for more information concerning contingencies and uncertainties, including our securities and stockholder derivative lawsuits, and our proceedings involving certain former shareholders of Demag Cranes AG, in the Notes to the Consolidated Financial Statements. We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage, intellectual property and other insurable risk required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any of our costs. However, we do not believe these contingencies and uncertainties will, individually or in the aggregate, have a material adverse effect on our operations. For contingencies and uncertainties other than income taxes, when it is probable that a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

At December 31, 2016, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the year ended December 31, 2016 would have had an approximately $11 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At December 31, 2016, approximately 27% of our debt was floating rate debt and the weighted average interest rate for all debt was 5.46%.

At December 31, 2016, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at December 31, 2016 would have increased interest expense by approximately $2 million for the year ended December 31, 2016.

Commodities Risk

Principal materials and components that we use in our manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. In 2016, minor, unfavorable input cost changes in some areas were more than off-set by favorable changes in other areas.

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Current and potential suppliers are evaluated regularly on their ability to meet our requirements and standards. We actively manage our material supply sourcing, and employ various methods to limit risk associated with commodity cost fluctuations and availability. The inability of suppliers, especially any single source suppliers for a particular business, to deliver materials and components promptly could result in production delays and increased costs to manufacture our products. We have designed and implemented plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base globally, leveraging our overall purchasing volumes to obtain favorable quantities and developing a closer working relationship with key suppliers. One key element of our Execute to Win strategy is to focus on strategic sourcing to gain efficiencies using our global purchasing power, which includes building a global sourcing organization and standardizing our sourcing processes across our businesses.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of our independent registered public accounting firm and our Consolidated Financial Statements and Financial Statement Schedule are filed pursuant to this Item 8 and are included later in this report. See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

Unaudited Quarterly Financial Data

Certain amounts reported below have been changed from those previously reported on Forms 10-Q to reflect the impact of discontinued operations for all periods. Summarized quarterly financial data for 2016 and 2015 are as follows (in millions, except per share amounts):

	2016				2015
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net sales	$974.7	$1,056.4	$1,297.7	$1,114.3	$1,167.6	$1,255.4	$1,442.9	$1,155.8
Gross profit	104.7	183.9	242.1	181.7	215.3	252.4	302.2	201.3
Net income (loss) from continuing operations attributable to common stockholders (1)	(313.9)	33.3	109.6	(22.0)	23.8	30.3	75.9	(1.6)
Income (loss) from discontinued operations – net of tax	46.7	63.5	(44.6)	(52.2)	(9.2)	14.5	9.3	(0.5)
Gain (loss) on disposition of discontinued operations – net of tax	—	—	0.1	3.4	1.9	(1.2)	(0.4)	3.1
Net income (loss) attributable to Terex Corporation	(267.2)	96.8	65.1	(70.8)	16.5	43.6	84.8	1.0
Per share:
Basic
Net income (loss) from continuing operations attributable to common stockholders	$(2.96)	$0.31	$1.01	$(0.20)	$0.22	$0.28	$0.71	$(0.02)
Income (loss) from discontinued operations – net of tax	0.44	0.59	(0.41)	(0.48)	(0.09)	0.13	0.09	—
Gain (loss) on disposition of discontinued operations – net of tax	—	—	—	0.03	0.02	(0.01)	—	0.03
Net income (loss) attributable to Terex Corporation	(2.52)	0.90	0.60	(0.65)	0.15	0.40	0.80	0.01
Diluted
Net income (loss) from continuing operations attributable to common stockholders	$(2.96)	$0.31	$1.00	$(0.20)	$0.22	$0.28	$0.70	$(0.02)
Income (loss) from discontinued operations – net of tax	0.44	0.58	(0.41)	(0.48)	(0.09)	0.13	0.08	—
Gain (loss) on disposition of discontinued operations – net of tax	—	—	—	0.03	0.02	(0.01)	—	0.03
Net income (loss) attributable to Terex Corporation	(2.52)	0.89	0.59	(0.65)	0.15	0.40	0.78	0.01
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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of December 31, 2016, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	13,059 (1)	$65.17	2,542,645
Equity compensation plans not approved by stockholders	—	—	—
Total	13,059		2,542,645

(1)
This does not include 3,531,188 shares of restricted stock awards and 851,982 shares held in a Rabbi Trust for a deferred compensation plan, which are also not included in the calculation of the weighted average exercise price of outstanding options, warrants and rights in column (b) of this table.

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

(a) (1) and (2) Financial Statements and Financial Statement Schedules.

See “Index to Consolidated Financial Statements and Financial Statement Schedule” on Page F-1.

(3) Exhibits

See “Exhibit Index” on Page E-1.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEREX CORPORATION

By:	/s/ John L. Garrison, Jr.	February 24, 2017
John L. Garrison, Jr.
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ John L. Garrison, Jr	President, Chief Executive Officer	February 24, 2017
John L. Garrison, Jr.	and Director
(Principal Executive Officer)

/s/ Kevin P. Bradley	Senior Vice President and Chief Financial	February 24, 2017
Kevin P. Bradley	Officer
(Principal Financial Officer)

/s/ Mark I. Clair	Vice President, Controller and Chief	February 24, 2017
Mark I. Clair	Accounting Officer
(Principal Accounting Officer)

/s/ Paula H. J. Cholmondeley	Director	February 24, 2017
Paula H. J. Cholmondeley

/s/ Don DeFosset	Director	February 24, 2017
Don DeFosset

/s/ Thomas J. Hansen	Director	February 24, 2017
Thomas J. Hansen

/s/ Matthew P. Hepler	Director	February 24, 2017
Matthew P. Hepler

/s/ Raimund Klinkner	Director	February 24, 2017
Raimund Klinkner

/s/ David A. Sachs	Non-Executive Chairman and Director	February 24, 2017
David A. Sachs

/s/ Oren G. Shaffer	Director	February 24, 2017
Oren G. Shaffer

/s/ David C. Wang	Director	February 24, 2017
David C. Wang

/s/ Scott W. Wine	Director	February 24, 2017
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

3.2
Certificate of Elimination with respect to the Series B Preferred Stock (incorporated by reference to Exhibit 4.3 of the Form 10-K for the year ended December 31, 1997 of Terex Corporation, Commission File No. 1-10702).

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

4.7
Waiver Agreement, dated September 30, 2016, to Third Supplemental Indenture, dated as of March 27, 2012, to the Senior Debt Indenture dated as of July 20, 2007, with HSBC Bank USA, National Association as Trustee relating to the 6.50% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 30, 2016 and filed with the Commission on October 5, 2016).

4.8
Waiver Agreement, dated September 30, 2016, to Fourth Supplemental Indenture, Dated as of November 26, 2012, to the Senior Debt Indenture dated as of July 20, 2007, with HSBC Bank USA, National Association as Trustee relating to the 6% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 30, 2016 and filed with the Commission on October 5, 2016).

4.9
Indenture, dated as of January 31, 2017, among Terex Corporation, the Guarantors and HSBC Bank USA, National Association as Trustee relating to 5.625% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 31, 2017 and filed with the Commission on February 2, 2017).

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

10.18
Credit Agreement dated as of January 31, 2017, among Terex Corporation, certain of its subsidiaries, the Lenders and Issuing Banks named therein and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 31, 2017 and filed with the Commission February 2, 2017).

10.19
Guarantee and Collateral Agreement dated as of January 31, 2017, among Terex Corporation, certain of its subsidiaries, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 31, 2017 and filed with the Commission February 2, 2017).

10.20
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 29, 2011 and filed with the Commission on March 31, 2011). ***

10.21
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 29, 2011 and filed with the Commission on March 31, 2011). ***

10.22
Employment Letter from Terex Corporation signed by John Garrison on October 15, 2015 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 15, 2015 and filed with the Commission on October 19, 2015). ***

10.23
Consulting Agreement between Terex Corporation and Ronald M. DeFeo, dated December 11, 2015 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 11, 2015 and filed with the Commission on December 14, 2015). ***

10.24
Shareholders Agreement by and between Terex Corporation and Konecranes Plc, dated as of January 4, 2017 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 4, 2017 and filed with the Commission on January 10, 2017).

10.25
Registration Rights Agreement by and between Terex Corporation and Konecranes Plc, dated as of January 4, 2017 (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 4, 2017 and filed with the Commission on January 10, 2017).

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

TEREX CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

TEREX CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2016 AND 2015
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2016

FINANCIAL STATEMENT SCHEDULE

Schedule II – Valuation and Qualifying Accounts and Reserves	F-66

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions, or are not applicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Terex Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Terex Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Stamford, Connecticut
February 24, 2017

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(in millions, except per share data)

	Year Ended December 31,
	2016	2015	2014
Net sales	$4,443.1	$5,021.7	$5,484.0
Cost of goods sold	(3,730.7)	(4,050.5)	(4,432.5)
Gross profit	712.4	971.2	1,051.5
Selling, general and administrative expenses	(684.2)	(647.5)	(651.5)
Goodwill impairment	(176.0)	—	—
Income (loss) from operations	(147.8)	323.7	400.0
Other income (expense)
Interest income	4.3	3.8	6.0
Interest expense	(102.0)	(108.1)	(122.7)
Other income (expense) – net	(25.2)	(23.7)	(4.7)
Income (loss) from continuing operations before income taxes	(270.7)	195.7	278.6
(Provision for) benefit from income taxes	77.4	(67.5)	(26.6)
Income (loss) from continuing operations	(193.3)	128.2	252.0
Income (loss) from discontinued operations – net of tax	14.3	17.4	8.9
Gain (loss) on disposition of discontinued operations – net of tax	3.5	3.4	58.6
Net income (loss)	(175.5)	149.0	319.5
Net loss (income) from continuing operations attributable to noncontrolling interest	0.3	0.2	1.5
Net loss (income) from discontinued operations attributable to noncontrolling interest	(0.9)	(3.3)	(2.0)
Net income (loss) attributable to Terex Corporation	$(176.1)	$145.9	$319.0
Amounts attributable to Terex Corporation common stockholders:
Income (loss) from continuing operations	$(193.0)	$128.4	$253.5
Income (loss) from discontinued operations – net of tax	13.4	14.1	6.9
Gain (loss) on disposition of discontinued operations – net of tax	3.5	3.4	58.6
Net income (loss) attributable to Terex Corporation	$(176.1)	$145.9	$319.0
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$(1.79)	$1.20	$2.31
Income (loss) from discontinued operations – net of tax	0.13	0.13	0.06
Gain (loss) on disposition of discontinued operations – net of tax	0.03	0.03	0.54
Net income (loss) attributable to Terex Corporation	$(1.63)	$1.36	$2.91
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$(1.79)	$1.17	$2.22
Income (loss) from discontinued operations – net of tax	0.13	0.13	0.06
Gain (loss) on disposition of discontinued operations – net of tax	0.03	0.03	0.51
Net income (loss) attributable to Terex Corporation	$(1.63)	$1.33	$2.79
Weighted average number of shares outstanding in per share calculation
Basic	107.9	107.4	109.7
Diluted	107.9	109.6	114.2

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(175.5)	$149.0	$319.5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment, net of (provision for) benefit from taxes of $14.0, $11.7 and $0.9, respectively	(123.0)	(247.3)	(237.7)
Derivative hedging adjustment, net of (provision for) benefit from taxes of $1.2, $(0.4) and $1.2, respectively	(4.7)	3.0	(3.4)
Debt and equity securities adjustment, net of (provision for) benefit from taxes of $(0.1), $0.1 and $0.0, respectively	6.9	(7.9)	1.6
Pension liability adjustment:
Net gain (loss), net of (provision for) benefit from taxes of $12.1, $2.6 and $11.4, respectively	(28.3)	11.7	(94.0)
Amortization of actuarial (gain) loss, net of provision for (benefit from) taxes of $(3.1), $(1.6) and $(1.2), respectively	6.7	9.6	4.9
Foreign exchange and other effects, net of (provision for) benefit from taxes of $(2.4), $(1.9) and $(1.2), respectively	12.2	11.0	15.2
Total pension liability adjustment	(9.4)	32.3	(73.9)
Other comprehensive income (loss)	(130.2)	(219.9)	(313.4)
Comprehensive income (loss)	(305.7)	(70.9)	6.1
Comprehensive loss (income) attributable to noncontrolling interest	(0.2)	(3.0)	(0.4)
Comprehensive income (loss) attributable to Terex Corporation	$(305.9)	$(73.9)	$5.7

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except par value)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$428.5	$371.2
Trade receivables (net of allowance of $16.5 and $20.4 at December 31, 2016 and 2015, respectively)	512.5	703.3
Inventories	853.8	1,063.6
Prepaid and other current assets	172.8	252.5
Current assets held for sale	732.9	749.6
Total current assets	2,700.5	3,140.2
Non-current assets
Property, plant and equipment – net	304.6	371.9
Goodwill	259.7	459.1
Intangible assets – net	18.4	22.6
Other assets	552.3	461.7
Non-current assets held for sale	1,171.3	1,160.5
Total assets	$5,006.8	$5,616.0

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$13.8	$66.4
Trade accounts payable	522.7	560.7
Accrued compensation and benefits	125.1	128.5
Accrued warranties and product liability	61.2	51.5
Other current liabilities	230.4	205.5
Current liabilities held for sale	453.8	446.0
Total current liabilities	1,407.0	1,458.6
Non-current liabilities
Long-term debt, less current portion	1,562.0	1,729.8
Retirement plans	153.8	157.0
Other non-current liabilities	50.7	60.1
Non-current liabilities held for sale	312.1	298.5
Total liabilities	3,485.6	3,704.0
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 129.6 and 128.8 shares at December 31, 2016 and 2015, respectively	1.3	1.3
Additional paid-in capital	1,300.0	1,273.3
Retained earnings	1,897.9	2,104.6
Accumulated other comprehensive (loss) income	(779.4)	(649.6)
Less cost of shares of common stock in treasury – 24.6 and 21.1 shares at December 31, 2016 and 2015, respectively	(935.1)	(852.2)
Total Terex Corporation stockholders’ equity	1,484.7	1,877.4
Noncontrolling interest	36.5	34.6
Total stockholders’ equity	1,521.2	1,912.0
Total liabilities, noncontrolling interest and stockholders’ equity	$5,006.8	$5,616.0

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Non-controlling Interest	Total
Balance at December 31, 2013	109.9	$1.2	$1,247.5	$1,688.1	$(116.5)	$(630.2)	$24.7	$2,214.8
Net Income (Loss)	—	—	—	319.0	—	—	0.5	319.5
Other Comprehensive Income (Loss) – net of tax	—	—	—	—	(313.3)	—	(0.1)	(313.4)
Issuance of Common Stock	0.9	—	21.7	—	—	—	—	21.7
Compensation under Stock-based Plans – net	—	—	8.8	—	—	1.2	—	10.0
Acquisition	—	—	—	—	—	—	8.1	8.1
Dividends	—	—	0.4	(22.2)	—	—	—	(21.8)
Purchase of noncontrolling interest	—	—	(26.9)	—	—	—	—	(26.9)
Acquisition of Treasury Stock	(5.4)	—	—	—	—	(172.9)	—	(172.9)
Balance at December 31, 2014	105.4	1.2	1,251.5	1,984.9	(429.8)	(801.9)	33.2	2,039.1
Net Income (Loss)	—	—	—	145.9	—	—	3.1	149.0
Other Comprehensive Income (Loss) – net of tax	—	—	—	—	(219.8)	—	(0.1)	(219.9)
Issuance of Common Stock	4.3	0.1	25.8	—	—	—	—	25.9
Compensation under Stock-based Plans – net	—	—	(4.5)	—	—	2.3	—	(2.2)
Dividends	—	—	0.4	(26.2)	—	—	(0.3)	(26.1)
Purchase of noncontrolling interest	—	—	0.1	—	—	—	(1.3)	(1.2)
Acquisition of Treasury Stock	(2.0)	—	—	—	—	(52.6)	—	(52.6)
Balance at December 31, 2015	107.7	1.3	1,273.3	2,104.6	(649.6)	(852.2)	34.6	1,912.0
Net Income (Loss)	—	—	—	(176.1)	—	—	0.6	(175.5)
Other Comprehensive Income (Loss) – net of tax	—	—	—	—	(129.8)	—	(0.4)	(130.2)
Issuance of Common Stock	0.8	—	22.1	—	—	—	—	22.1
Compensation under Stock-based Plans – net	0.1	—	4.0	—	—	1.4	—	5.4
Proceeds from noncontrolling interest	—	—	—	—	—	—	2.9	2.9
Dividends	—	—	0.6	(30.6)	—	—	(1.2)	(31.2)
Acquisition of Treasury Stock	(3.6)	—	—	—	—	(84.3)	—	(84.3)
Balance at December 31, 2016	105.0	$1.3	$1,300.0	$1,897.9	$(779.4)	$(935.1)	$36.5	$1,521.2

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$(175.5)	$149.0	$319.5
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	96.7	132.4	165.5
(Gain) loss on disposition of discontinued operations	(3.5)	(3.4)	(58.6)
Deferred taxes	(137.6)	(2.6)	(17.8)
Goodwill impairment	176.0	11.3	—
Asset impairments	70.0	25.4	3.9
(Gain) loss on sale of assets	(5.8)	(1.0)	16.6
Stock-based compensation expense	37.8	38.5	46.5
Inventory and other non-cash charges	60.6	32.1	21.2
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	33.0	74.1	(4.2)
Inventories	97.3	(90.6)	(27.1)
Trade accounts payable	(21.0)	41.7	85.8
Income taxes payable / receivable	16.9	16.1	(68.3)
Other assets and liabilities	165.6	(228.6)	(92.6)
Foreign exchange and other operating activities, net	(43.5)	18.5	20.3
Net cash provided by (used in) operating activities	367.0	212.9	410.7
INVESTING ACTIVITIES
Capital expenditures	(73.0)	(103.8)	(81.5)
Acquisitions, net of cash acquired	(7.0)	(71.2)	(7.4)
Other investments	—	—	(20.0)
Proceeds (payments) from disposition of discontinued operations	3.5	(0.2)	162.2
Proceeds from sale of assets	67.2	3.1	43.3
Other investing activities, net	(2.5)	(0.6)	(1.6)
Net cash provided by (used in) investing activities	(11.8)	(172.7)	95.0
FINANCING ACTIVITIES
Repayments of debt	(1,286.3)	(1,397.8)	(1,801.8)
Proceeds from issuance of debt	1,097.7	1,462.8	1,684.2
Proceeds from (purchase of) noncontrolling interest, net	2.9	(1.2)	(78.6)
Share repurchases	(82.7)	(50.8)	(171.2)
Dividends paid	(30.0)	(25.8)	(21.8)
Other financing activities, net	(1.7)	(1.6)	(7.5)
Net cash provided by (used in) financing activities	(300.1)	(14.4)	(396.7)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(19.7)	(37.5)	(38.9)
Net Increase (Decrease) in Cash and Cash Equivalents	35.4	(11.7)	70.1
Cash and Cash Equivalents at Beginning of Period	466.5	478.2	408.1
Cash and Cash Equivalents at End of Period	$501.9	$466.5	$478.2

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(dollar amounts in millions, unless otherwise noted, except per share amounts)

NOTE A – SALE OF MHPS BUSINESS

On May 16, 2016, Terex Corporation (“Terex”, the “Company”) agreed to sell its Material Handling and Port Solutions business (“MHPS”) business to Konecranes Plc, a Finnish public company limited by shares (“Konecranes”) by entering into a Stock and Asset Purchase Agreement, as amended (the “SAPA”), with Konecranes. As a result, the Company and Konecranes terminated the Business Combination Agreement and Plan of Merger (the “BCA”) announced on August 11, 2015, with no penalties incurred by either party. On January 4, 2017, the Company completed the disposition of its MHPS business to Konecranes (the “Disposition”), pursuant to the SAPA. In connection with the Disposition, the Company received 19.6 million newly issued Class B shares of Konecranes and approximately $832 million in cash after adjustments for estimated cash, debt and net working capital at closing and the divestiture of Konecranes’ Stahl Crane Systems business (“Stahl”), which was undertaken by Konecranes in connection with the Disposition. The final transaction consideration is subject to post-closing adjustments for the actual cash, debt and net working capital at closing, the 2016 performance of the MHPS business and Konecranes business, and the closing of the sale of Stahl.

The Company and Konecranes entered into a Stockholders Agreement (the “Stockholders Agreement”), dated as of January 4, 2017, providing certain restrictions, including Terex’s commitment that it will not directly or indirectly sell or otherwise transfer the shares of Konecranes stock received by the Company for a period of three months, subject to certain exceptions, including transfers to affiliates. In addition, under the Stockholders Agreement, Terex is subject to certain standstill obligations for a four-year period, as well as some limited obligations following the initial four-year period. Terex also has customary registration rights pursuant to a registration rights agreement between Terex and Konecranes entered into on January 4, 2017 (the “Registration Rights Agreement”).

In connection with the Disposition, Konecranes’ articles of association were amended to create a new class of B shares. On February 15, 2017, Terex sold approximately 7.5 million Konecranes shares for net proceeds of approximately $268 million. Following the sale of shares, Terex owns approximately 15.5% of the outstanding shares of Konecranes. Pursuant to the Stockholders Agreement and amended articles of association, Terex has nominated two members to the Board of Directors of Konecranes. Terex's initial Board representatives are David Sachs and Oren Shaffer.

Also in connection with the Disposition, the Company and Konecranes entered into certain ancillary agreements, including a Transition Services Agreement, dated as of January 4, 2017, under which the parties will provide one another certain transition services to facilitate both the separation of the MHPS business being disposed from the businesses being retained by the Company and the interim operations of the MHPS business being acquired by Konecranes.

SAPA and BCA Related Expenses

Terex incurred transaction costs directly related to the SAPA of $14.2 million for the year ended December 31, 2016, which amounts are recorded in Income (loss) from discontinued operations - net of tax in the Consolidated Statement of Income (Loss).
The Company incurred transaction costs directly related to the BCA of $14.0 million and $13.8 million for the year ended December 31, 2016 and 2015, respectively, which is recorded in Other income (expense) - net in the Consolidated Statement of Income (Loss).

NOTE B – BASIS OF PRESENTATION

Principles of Consolidation.  The Consolidated Financial Statements include the accounts of Terex Corporation and its majority-owned subsidiaries.  The Company consolidates all majority-owned and controlled subsidiaries, applies the equity method of accounting for investments in which the Company is able to exercise significant influence, and applies the cost method for all other investments.  All material intercompany balances, transactions and profits have been eliminated.

Reclassification.  In conjunction with the adoption of new accounting standards, certain prior year debt issuance costs as well as certain other amounts have been reclassified to conform to the current year’s presentation, for all periods presented.

Effective January 1, 2016, the Company reorganized the reportable segments to align with its new management reporting structure and business activities which resulted in the scrap material handling business in its former Construction segment being reassigned to its Materials Processing (“MP”) segment, certain non-operations related assets in the U.K. being reassigned from its former Construction segment to Corporate and Other category, and parts of its North America services business, which was formerly part of its Cranes segment being reassigned into its Aerial Work Platforms (“AWP”) and its former MHPS segments. Historical results have been reclassified to give effect to these changes.

Effective as of June 30, 2016, further adjustments were made to the Company’s reportable segments as a result of definitive agreements to sell portions of its business and reorganize the management structure of other portions of its business, as discussed below. On May 16, 2016, the Company entered into an agreement to sell its MHPS business to Konecranes. As a result, the former MHPS segment is reported in discontinued operations in the Consolidated Statement of Income (Loss) for all periods presented, and in assets and liabilities held for sale in the Consolidated Balance Sheet at December 31, 2016 and 2015, and is no longer a reportable segment. During June and July of 2016, the Company entered into agreements to sell certain portions of its former Construction segment. As a result, concrete mixer trucks and concrete paver product lines from the former Construction segment have been reassigned to the Company’s MP segment and remaining product lines within the former Construction segment, such as loader backhoes and site dumpers, have been reassigned to the Corporate and Other category, as a result of changes in management responsibilities and reporting associated with these product lines. The effect of these changes has been shown in all periods presented.

On May 30, 2014, the Company sold its truck business, which was consolidated in its former Construction segment, to Volvo Construction Equipment for approximately $160 million. As a result, reporting of the truck business has been included in discontinued operations for all periods presented.

See Note A - “Sale of MHPS Business”, Note C - “Business Segment Information”, Note E - “Discontinued Operations and Assets and Liabilities Held for Sale” and Note L - “Goodwill and Intangible Assets, Net” for further information.

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

Cash and Cash Equivalents.  Cash equivalents consist of highly liquid investments with original maturities of three months or less.  The carrying amount of cash and cash equivalents approximates its fair value.  Cash and cash equivalents at December 31, 2016 and 2015 include $6.0 million and $18.0 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Inventories.  Inventories are stated at the lower of cost or market (“LCM”) value. Cost is determined by the average cost and first-in, first-out (“FIFO”) methods (approximately 30% and 70%, respectively).  In valuing inventory, the Company is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market.  These assumptions require the Company to analyze aging of and forecasted demand for its inventory, forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory.  Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with the Company’s customers for future orders, including their plans for expenditures, and market trends for similar products.  The Company’s judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage.  The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers.  This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines.  While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved.  Future events that could significantly influence the Company’s judgment and related estimates include general economic conditions in markets where the Company’s products are sold, new equipment price fluctuations, actions of the Company’s competitors, including introduction of new products and technological advances, as well as new products and design changes the Company introduces.  The Company makes adjustments to its inventory reserves based on the identification of specific situations and increases its inventory reserves accordingly.  As further changes in future economic or industry conditions occur, the Company may revise estimates that were used to calculate its inventory reserves. At December 31, 2016 and 2015, reserves for LCM, excess and obsolete inventory totaled $83.3 million and $76.8 million, respectively.

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

Shipping and handling costs for product shipments to customers are recorded in Cost of goods sold (“COGS”).

Debt Issuance Costs.  Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt. As a result of the Company’s January 1, 2016 adoption of Accounting Standards Update (“ASU”) 2015-03, “Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”) on a retrospective basis, debt issuance costs related to senior notes and term loans are presented in the balance sheet as a direct deduction from the carrying amount of the borrowing, consistent with debt discounts.  Upon adoption, $21.1 million was reclassified from Other assets to Long-term debt, less current portion at December 31, 2015. Unamortized costs related to securing our revolving line of credit are presented in Other assets. Capitalized debt issuance costs related to debt that is extinguished early are charged to expense at the time of retirement. Debt issuance costs were $21.2 million and $26.3 million (net of accumulated amortization of $28.9 million and $23.5 million) at December 31, 2016 and 2015, respectively.

Intangible Assets.  Intangible assets include purchased patents, trademarks, customer relationships and other specifically identifiable assets and are amortized on a straight-line basis over the respective estimated useful lives, which range from one to fifty-seven years.  Intangible assets are reviewed for impairment when circumstances warrant.

Goodwill.  Goodwill, representing the difference between total purchase price and fair value of assets (tangible and intangible) and liabilities at date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which recorded value of such assets and liabilities exceed fair value.  The Company selected October 1 as the date for the required annual impairment test.

Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which discrete financial information with similar economic characteristics is available and the operating results are regularly reviewed by the Company’s chief operating decision maker.  AWP, Cranes, and MP operating segments, plus the Material Handling (“MH”) business and Port Solutions (“PS”) business of our former MHPS segment, which is a discontinued operation, comprise the five reporting units for goodwill impairment testing purposes.

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

The quantitative goodwill impairment analysis is a two-step process.  The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  The Company uses an income approach, along with other relevant market information, derived from a discounted cash flow model to estimate fair value of its reporting units.  Aggregate fair value of the Company’s reporting units is compared to the Company’s market capitalization on the valuation date to assess its reasonableness.  Initial recognition of goodwill, as well as the annual review of carrying value of goodwill, requires that the Company develop estimates of future business performance.  These estimates are used to derive expected cash flows and include assumptions regarding future sales levels and level of working capital needed to support a given business.  The Company relies on data developed by business segment management as well as macroeconomic data in making these calculations. The discounted cash flow model also includes a determination of the Company’s weighted average cost of capital by reporting unit.  Cost of capital is based on assumptions about interest rates as well as a risk-adjusted rate of return required by the Company’s equity investors.  Changes in these estimates can impact present value of expected cash flows that is used in determining fair value of a given business.

The second step of the process involves calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment.  Implied fair value of goodwill is determined by measuring excess of estimated fair value of the reporting unit over estimated fair values of individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  If implied fair value of goodwill exceeds carrying value of goodwill assigned to the reporting unit, there is no impairment.  If carrying value of goodwill assigned to a reporting unit exceeds implied fair value of goodwill, an impairment loss is recorded for the excess.  An impairment loss cannot exceed carrying value of goodwill assigned to a reporting unit and the subsequent reversal of goodwill impairment losses is not permitted.

As a result of the goodwill impairment tests performed as of October 1, 2016, 2015 and 2014, we recorded an impairment charge of $176.0 million in our Cranes segment during the year ended December 31, 2016 and an impairment charge of $11.3 million in our former MHPS segment, which is a discontinued operation, during the year ended December 31, 2015. There were no goodwill impairment charges recorded during 2014. See Note E – “Discontinued Operations and Assets and Liabilities Held for Sale” and Note L – “Goodwill and Intangible Assets, Net”.

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

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including definite-lived intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if estimated future undiscounted cash flows is less than carrying value.  If an impairment is indicated, the assets are written down to their fair value, which is typically determined by a discounted cash flow analysis. Future cash flow projections include assumptions for future sales levels and the level of working capital needed to support the assets.  The Company uses data developed by business segment management as well as macroeconomic data in making these calculations.  The amount of any impairment then recognized would be calculated as the difference between estimated fair value and carrying value of the asset.  Included in Selling, general & administrative expenses (“SG&A”) are approximately $41.2 million of asset impairments for the year ended December 31, 2016 and $1.4 million for the year ended December 31, 2015. The impairment charges recognized during 2016 include a $16.6 million charge in Corporate and Other to write off information technology assets related to cessation of implementation efforts in several locations and $17.4 million in the Company’s Cranes segment for restructuring and facility exit activities. The Company also recorded a $20.5 million impairment charge in Other income (expense) - net to recognize impairment of a cost-basis investment. See Note N – “Restructuring and Other Charges” for information on asset impairments recorded as part of restructuring activities.

Accounts Receivable and Allowance for Doubtful Accounts.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical customer review and current financial conditions.  The Company reviews its allowance for doubtful accounts at least quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectability.  All other balances are reviewed on a pooled basis by type of receivable.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  There can be no assurance that the Company’s historical accounts receivable collection experience will be indicative of future results.  The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note S – “Litigation and Contingencies.”  Substantially all receivables were trade receivables at December 31, 2016 and 2015.

Pursuant to terms of the Company’s trade accounts receivable factoring arrangements, certain of the Company’s subsidiaries may sell their trade accounts receivable. In certain cases, the Company continues to service such accounts. These trade receivables qualify for sales treatment under Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing” (“ASC 860”) and accordingly, the proceeds are included in net cash provided by operating activities. The gross amount of trade receivables sold for years ended December 31, 2016 and 2015 totaled $620.4 million and $54.1 million, respectively. There were no trade receivables sold for the year ended December 31, 2014. The factoring discount paid upon sale is recorded as interest expense in the Consolidated Statement of Income (Loss). As of December 31, 2016, $64.3 million of receivables qualifying for sale treatment were outstanding and will continue to be serviced by us.

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

Revenue from sales-type leases is recognized at the inception of the lease. Income from operating leases is recognized ratably over the term of the lease. The Company routinely sells equipment subject to operating leases and related lease payments.  If the Company does not retain a substantial risk of ownership in the equipment, the transaction is recorded as a sale.  If the Company does retain a substantial risk of ownership, the transaction is recorded as a borrowing, the operating lease payments are recognized as revenue over the term of the lease and the debt is amortized over a similar period.

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

When a sales transaction includes multiple deliverables, such as sales of multiple products or sales of products and services that are delivered over multiple reporting periods, the multiple deliverables are evaluated to determine the units of accounting, and the entire fee from the arrangement is allocated to each unit of accounting based on the relative selling price. The selling price of a unit of accounting is determined using a selling price hierarchy. Vendor-specific objective evidence (“VSOE”) is established based upon the price charged for products and services that are sold separately in standalone transactions. If VSOE cannot be established, third-party evidence (“TPE”) is evaluated based on competitor prices for similar deliverables when sold separately. If neither VSOE or TPE is available, management's best estimate of selling price is established based upon the price at which the Company would sell the product on a standalone basis taking into consideration factors including, but not limited to, internal costs, gross margin objectives, pricing practices and market conditions. Revenue is recognized when revenue recognition criteria for each unit of accounting are met.

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

A liability for estimated warranty claims is accrued at the time of sale.  The non-current portion of the warranty accrual is included in Other non-current liabilities in the Company’s Consolidated Balance Sheet.  The liability is established using historical warranty claims experience for each product sold.  Historical claims experience may be adjusted for known design improvements or for the impact of unusual product quality issues.  Warranty reserves are reviewed quarterly to ensure critical assumptions are updated for known events that may affect the potential warranty liability.

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2014	$57.2
Accruals for warranties issued during the period	63.2
Changes in estimates	(1.3)
Settlements during the year	(64.0)
Foreign exchange effect/other	(2.1)
Balance as of December 31, 2015	53.0
Accruals for warranties issued during the period	72.4
Changes in estimates	(2.3)
Settlements during the year	(58.1)
Foreign exchange effect/other	(5.2)
Balance as of December 31, 2016	$59.8

Accrued Product Liability.  The Company records accruals for product liability claims when deemed probable and estimable based on facts and circumstances, and prior claims experience.  Accruals for product liability claims are valued based upon the Company’s prior claims experience, including consideration of the jurisdiction, circumstances of the accident, type of loss or injury, identity of plaintiff, other potential responsible parties, analysis of outside legal counsel, analysis of internal product liability counsel and the experience of the Company’s director of product safety.  Actual product liability costs could be different due to a number of variables such as the decisions of juries or judges.

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

Deferred Compensation.  The Company maintains a Deferred Compensation Plan, which is described more fully in Note Q – “Retirement Plans and Other Benefits.”  The Company’s common stock, par value $0.01 per share (“Common Stock”) held in a rabbi trust pursuant to the Company’s Deferred Compensation Plan, is treated in a manner similar to treasury stock and is recorded at cost within Stockholders’ equity as of December 31, 2016 and 2015.  The plan obligations for participant deferrals in the Company’s Common Stock are classified as Additional paid-in capital within Stockholders’ equity.  The total of the Company’s Common Stock required to settle this deferred compensation obligation is included in the denominator in both basic and diluted earnings per share calculations.

Stock-Based Compensation.  At December 31, 2016, the Company had stock-based employee compensation plans, which are described more fully in Note R – “Stockholders’ Equity.”  The Company accounts for those plans under the recognition and measurement principles of ASC 718, “Compensation–Stock Compensation” (“ASC 718”).  ASC 718 requires that expense resulting from all share-based payment transactions be recognized in the financial statements at fair value.

Foreign Currency Translation.  Assets and liabilities of the Company’s non-U.S. operations are translated at year-end exchange rates.  Income and expenses are translated at average exchange rates during the year.  For operations whose functional currency is the local currency, translation adjustments are recorded in the Accumulated other comprehensive income component of Stockholders’ equity. Gains or losses resulting from foreign currency transactions are recorded in the accounts based on the underlying transaction.

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

Environmental Policies.  Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure.  Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed.  Liabilities are recorded when environmental assessments and/or remedial actions are probable and the costs can be reasonably estimated.  Such amounts were not material at December 31, 2016 and 2015.

Research, Development and Engineering Costs.  Research, development and engineering costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in SG&A.  Research and development costs were $86.2 million, $89.7 million and $102.3 million during 2016, 2015 and 2014, respectively.

Income Taxes.  The Company accounts for income taxes using the asset and liability method.  This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities.  See Note D – “Income Taxes.”

Earnings Per Share.  Basic earnings (loss) per share is computed by dividing Net income (loss) attributable to Terex Corporation for the period by the weighted average number of shares of Common Stock outstanding.  Diluted earnings (loss) per share is computed by dividing Net income (loss) attributable to Terex Corporation for the period by the weighted average number of shares of Common Stock outstanding and potential dilutive common shares.  See Note F – “Earnings Per Share.”

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of ASC 820, “Fair Value Measurement and Disclosure” (“ASC 820”), include interest rate swap and foreign currency forward contracts discussed in Note M – “Derivative Financial Instruments.”  These contracts are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

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

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date”, which amends ASU 2014-09. As a result, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017.

Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (“ASU 2016-08”); ASU 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing,” (“ASU 2016-10”); ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients,” (“ASU 2016-12”); and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” (“ASU 2016-20”), which are intended to provide additional guidance and clarity to ASU 2014-09. The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 along with ASU 2014-09 (collectively, the “New Revenue Standards”).

The New Revenue Standards may be applied using one of two retrospective application methods: (1) a full retrospective approach for all periods presented, or (2) a modified retrospective approach that presents a cumulative effect as of the adoption date and additional required disclosures. The Company expects to adopt the New Revenue Standards in the first quarter of 2018 using the modified retrospective approach and is in the process of completing its initial analysis identifying the revenue streams that will be impacted by the adoption of this new standard and the impact to its consolidated financial statements and footnote disclosures.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern for a one year period subsequent to the date of issuance of its financial statements. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The Company adopted ASU 2014-15 during the fourth quarter of 2016. Adoption did not require additional disclosures in the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. The ASU simplifies the subsequent measurement of inventory by using only the lower of cost or net realizable value. The ASU defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date will be the first quarter of fiscal year 2017 with early adoption permitted. The ASU should be applied prospectively. The Company will adopt ASU 2015-11 in the first quarter of fiscal year 2017 and adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The amendments in ASU 2015-17 eliminate the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet and instead require all deferred tax assets and liabilities to be classified as noncurrent. The Company adopted ASU 2015-17 as of January 1, 2016 on a prospective basis, which resulted in the reclassification of the Company’s current deferred tax assets and current deferred tax liabilities to non-current deferred tax assets or non-current deferred tax liabilities on its Consolidated Balance Sheet. No prior periods were retrospectively adjusted. Included in Prepaid and other current assets at December 31, 2015 is $49.6 million of deferred tax assets and included in Other current liabilities at December 31, 2015 is $8.5 million of deferred tax liabilities.

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

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815),” (“ASU 2016-05”). ASU 2016-05 provides guidance clarifying that novation of a derivative contract (i.e., a change in counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” (“ASU 2016-09”). ASU 2016-09 is intended to simplify several aspects related to how share-based payments are accounted for and presented in the financial statements, such as requiring all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and allowing a policy election to account for forfeitures as they occur. In addition, all related cash flows resulting from share-based payments will be reported as operating activities on the statement of cash flows. ASU 2016-09 could result in increased volatility of the Company’s provision for income taxes and earnings per share, depending on the Company’s share price at exercise or vesting of share-based awards compared to grant date. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. The Company believes that adoption of this new standard will not be material to its consolidated financial statements; however, the impact on future effective tax rates could be significant.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”).  ASU 2016-15 reduces the existing diversity in practice in financial reporting by clarifying existing principles in ASC 230, “Statement of Cash Flows,” and provides specific guidance on certain cash flow classification issues.  The effective date for ASU 2016-15 will be the first quarter of fiscal year 2018, with early adoption permitted.  ASU 2016-15 will be applied retrospectively and may modify the Company's current disclosures and reclassifications within the Consolidated Statement of Cash Flows, but is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfer of Assets Other than Inventory,” (“ASU 2016-16”).  ASU 2016-16 requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. This is a change from existing GAAP which prohibits recognition of current and deferred income taxes until the asset is sold to a third party.  The effective date for ASU 2016-16 will be the first quarter of fiscal year 2018 with early adoption permitted.  Adoption will be applied on a modified retrospective basis, which could result in a cumulative-effect adjustment directly to retained earnings.  The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash,” (“ASU 2016-18”). ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The effective date will be the first quarter of fiscal year 2018. Adoption will not have any effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” (“ASU 2017-01”). ASU 2017-01 provides guidance in ascertaining whether a collection of assets and activities is considered a business. The effective date will be the first quarter of fiscal year 2018, with prospective application. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment. The effective date will be the first quarter of fiscal year 2020, with early adoption permitted in 2017. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

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

The Cranes segment designs, manufactures, services, refurbishes and markets a wide variety of cranes, including mobile telescopic cranes, lattice boom crawler cranes, tower cranes, and utility equipment, as well as their related components and replacement parts. Customers use these products primarily for construction, repair and maintenance of commercial buildings, manufacturing facilities, construction and maintenance of utility and telecommunication lines, tree trimming and certain construction and foundation drilling applications and a wide range of infrastructure projects.

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

None of our customers individually accounted for more than 10% of consolidated net sales in 2016.  The results of businesses acquired are included from the dates of their respective acquisitions.

Included in Corporate and Other / Eliminations are the eliminations among the three segments, various construction product lines and on-book financing activities of TFS, as well as general and corporate items. Business segment information is presented below (in millions):

	Year Ended December 31,
	2016	2015	2014
Net Sales
AWP	$1,977.8	$2,246.0	$2,403.0
Cranes	1,274.5	1,566.5	1,656.9
MP	944.5	940.1	938.9
Corporate and Other / Eliminations	246.3	269.1	485.2
Total	$4,443.1	$5,021.7	$5,484.0
Income (loss) from Operations
AWP	$177.4	$270.2	$304.9
Cranes	(321.7)	56.3	83.8
MP	86.3	68.6	65.6
Corporate and Other / Eliminations	(89.8)	(71.4)	(54.3)
Total	$(147.8)	$323.7	$400.0
Depreciation and Amortization
AWP	$19.9	$15.3	$12.1
Cranes	21.5	21.0	28.3
MP	6.9	6.9	7.7
Corporate	26.0	33.4	51.0
Total	$74.3	$76.6	$99.1
Capital Expenditures
AWP	$17.1	$38.0	$28.6
Cranes	13.2	13.8	14.0
MP	7.5	20.7	5.8
Corporate	20.3	9.0	9.9
Total	$58.1	$81.5	$58.3

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

	December 31,
	2016	2015
Identifiable Assets
AWP	$1,659.8	$1,701.2
Cranes	1,618.0	1,822.3
MP	1,104.9	1,073.4
Corporate and Other / Eliminations	(1,280.1)	(891.0)
Assets held for sale	1,904.2	1,910.1
Total	$5,006.8	$5,616.0

Geographic Net Sales information is presented below (in millions):

	Year Ended December 31,
	2016	2015	2014
Net Sales
United States	$2,131.4	$2,420.1	$2,552.7
United Kingdom	333.2	402.3	346.2
Germany	237.1	243.7	310.6
Other European countries	726.7	714.3	848.3
All other	1,014.7	1,241.3	1,426.2
Total	$4,443.1	$5,021.7	$5,484.0

	December 31,
	2016	2015
Long-lived Assets
United States	$181.1	$203.8
United Kingdom	34.9	41.2
Germany	32.4	64.0
Other European countries	14.8	17.5
All other	41.4	45.4
Total	$304.6	$371.9

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.  Long-lived assets consist of net fixed assets, which can be attributed to the specific geographic regions.

NOTE D – INCOME TAXES

The components of income (loss) from continuing operations before income taxes are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
United States	$(29.9)	$212.2	$304.3
Foreign	(240.8)	(16.5)	(25.7)
Income (loss) from continuing operations before income taxes	$(270.7)	$195.7	$278.6

Income (loss) before income taxes including Income (loss) from discontinued operations and Gain (loss) from disposition of discontinued operations attributable to the Company was $(242.0) million, $231.1 million and $365.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The major components of the Company’s provision for (benefit from) income taxes on continuing operations before income taxes are summarized below (in millions):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$31.5	$49.2	$1.6
State	6.2	3.1	7.6
Foreign	38.2	15.6	30.6
Current income tax provision (benefit)	75.9	67.9	39.8
Deferred:
Federal	(27.0)	(3.7)	9.9
State	(1.4)	—	(0.7)
Foreign	(124.9)	3.3	(22.4)
Deferred income tax (benefit) provision	(153.3)	(0.4)	(13.2)
Total provision for (benefit from) income taxes	$(77.4)	$67.5	$26.6

The elimination of tax from intercompany transactions is included in current tax expense. Including discontinued operations and disposition of discontinued operations, the total (benefit from) provision for income taxes was $(66.5) million, $82.1 million and $45.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Deferred tax assets and liabilities result from differences in the bases of assets and liabilities for tax and financial reporting purposes.  The tax effects of the basis differences and loss carry forwards as of December 31, 2016 and 2015 for continuing operations are summarized below for major balance sheet captions (in millions):

	2016	2015
Property, plant and equipment	$(16.8)	$(36.4)
Intangibles	(7.3)	(27.6)
Inventories	18.1	21.5
Accrued warranties and product liability	15.1	13.6
Loss carry forwards	214.3	215.8
Retirement plans	32.5	32.2
Accrued compensation and benefits	40.1	38.4
Investments	2.3	1.0
Currency translation adjustments	(0.6)	(0.3)
Credit carry forwards	11.9	1.7
Other	20.8	31.3
Deferred tax assets valuation allowance	(148.6)	(215.1)
Net deferred tax assets (liabilities)	$181.8	$76.1

Deferred tax assets for continuing operations total $331.3 million before valuation allowances of $148.6 million, partially offset by deferred tax liabilities for continuing operations of $0.9 million at December 31, 2016.  There were $19.7 million total deferred tax assets, partially offset by total deferred tax liabilities of $3.7 million for discontinued operations at December 31, 2016, and $2.9 million total deferred tax assets, partially offset by total deferred tax liabilities of $17.1 million for discontinued operations at December 31, 2015.

The Company evaluates the net realizable value of its deferred tax assets each reporting period. The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards. Historical information is supplemented by currently available information about future tax years. Realization of deferred tax assets requires sufficient taxable income of the appropriate character. To the extent estimates of future taxable income decrease or do not materialize, additional valuation allowances may be required. The Company records a valuation allowance for each deferred tax asset for which realization is not assessed as more likely than not. The valuation allowance for deferred tax assets as of December 31, 2016 and 2015 was $148.6 million and $215.1 million, respectively.  The net change in the total valuation allowance for the years ended December 31, 2016 and 2015 was a decrease of $66.5 million and a decrease of $28.9 million, respectively.

During the second quarter of 2016, the Company released the valuation allowances for its German and Italian subsidiaries due to its change in judgment regarding the realization of the deferred tax assets in Germany and Italy. The change in judgment was due to the Disposition, recent earnings history, and expected future income supporting the more likely than not assessment that the deferred tax assets will be realized. As of December 31, 2015, the Company determined that it was appropriate to retain its valuation allowance on deferred tax assets of its Italian subsidiaries, although it was reasonably possible that, in the near term, continuing improvement in operating performance and other positive evidence could change the Company’s assessment of the realizability of the Italian deferred tax assets resulting in the reversal of all, or part of, the related valuation allowance.

The Company’s Provision for (benefit from) income taxes is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s Income (loss) from continuing operations before income taxes.  The reasons for the difference are summarized as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Tax at statutory federal income tax rate	$(94.7)	$68.5	$97.5
State taxes (net of Federal benefit)	3.1	2.0	4.5
Change in valuation allowance	(47.7)	(22.3)	39.5
Foreign tax differential on income/losses of foreign subsidiaries	(37.5)	12.2	(27.0)
U.S. tax on multi-national operations	41.9	3.7	5.6
Change in foreign statutory rates	1.9	7.7	2.5
U.S. manufacturing and export incentives	(2.0)	(4.3)	(6.2)
Tax effect of dispositions	2.1	—	(86.8)
Impairment loss on goodwill and intangible assets	52.4	—	—
Other	3.1	—	(3.0)
Total provision for (benefit from) income taxes	$(77.4)	$67.5	$26.6

For the year ended December 31, 2016, the effective tax rate was reduced due to tax expense associated with the Disposition, which changed expectations concerning the indefinite reinvestment of foreign earnings. The effective tax rate on gain (loss) on disposition of discontinued operations in 2014 differs from the statutory rate primarily due to the majority of gains from the sale of the truck business not being subject to tax.

The Company received tax incentives in certain jurisdictions, some of which are expected to extend through 2020. The Company received no tax benefits in continuing operations ($0.8 million of tax benefits in discontinued operations) for the year ended December 31, 2016, received $7.0 million and $0.8 million of tax benefits in continuing operations ($1.2 million and $0.1 million of tax benefits in discontinued operations) for the years ended December 31, 2015 and 2014, respectively.

Except for a limited number of immaterial subsidiaries and joint ventures accounted for under the equity method, the Company does not provide for foreign income and withholding, U.S. Federal, or state income taxes or tax benefits on the financial reporting basis over the tax basis of its investments in foreign subsidiaries because such amounts are indefinitely reinvested to support operations and continued growth plans outside the U.S. As a result of the Disposition, the Company repatriated approximately $1 billion of foreign earnings that were previously intended to be permanently reinvested. At December 31, 2016, the Company’s remaining unremitted earnings of its foreign subsidiary ownership chains that have positive retained earnings was approximately $251 million.  The Company reviews its plan to indefinitely reinvest on a quarterly basis.  In making its decision to indefinitely reinvest, the Company evaluates its plans of reinvestment, its ability to control repatriation and to mobilize funds without triggering basis differences, and the profitability of U.S. operations and their cash requirements and the need, if any, to repatriate funds.  If the assessment of the Company with respect to earnings of foreign subsidiaries changes, deferred U.S. income taxes, foreign income taxes, and foreign withholding taxes may have to be accrued.  At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the investment in foreign subsidiaries is not practicable.

At December 31, 2016, the Company has various state net operating loss carry forwards available to reduce future state taxable income and income taxes.  These net operating loss carry forwards expire at various dates through 2036. In addition, the gross amount of the U.S. federal capital loss carryforward is $72.4 million which expires in 2019.

At December 31, 2016, the Company has approximately $529 million of loss carry forwards, consisting of $150 million in Germany, $130 million in Italy, $66 million in the United Kingdom, $47 million in China, $48 million in Switzerland, and $88 million in other countries, which are available to offset future taxable income.  The majority of these tax loss carry forwards are available without expiration. In addition, the gross amount of the Australian capital loss carryforward is $27 million, and it has an unlimited carryforward period.

The Company had total net income tax payments including discontinued operations of $52.8 million, $67.6 million and $124.1 million in 2016, 2015 and 2014, respectively.  At December 31, 2016 and 2015, Other current assets included net income tax receivable amounts of $22.6 million and $42.7 million respectively.

The Company and its subsidiaries conduct business globally and file income tax returns in U.S. federal, state and foreign jurisdictions, as required. From a tax perspective, major jurisdictions where the Company is often subject to examination by tax authorities include Germany, Italy, the United Kingdom and the U.S. Currently, various entities of the Company are under audit in Germany, Italy, the U.S. and elsewhere. With few exceptions, including certain subsidiaries in Germany that are under audit, the statute of limitations for the Company and most of its subsidiaries has expired for tax years prior to 2011. The Company assesses uncertain tax positions for recognition, measurement and effective settlement. Where the Company has determined that its tax return filing position does not satisfy the more likely than not recognition threshold of ASC 740, “Income Taxes,” it has recorded no tax benefits. Where the Company has determined that its tax return filing positions are more likely than not to be sustained, the Company has measured and recorded the largest amount of tax benefit greater than 50% likely to be realized. The Company recognizes accrued interest and penalties, if any, related to income taxes as (Provision for) benefit from income taxes in its Consolidated Statement of Income (Loss).

The following table summarizes the activity related to the Company’s total (including discontinued operations) unrecognized tax benefits (in millions). Amounts in 2014 have been adjusted to eliminate the impact of offsets, which are immaterial:

Balance as of January 1, 2014	$88.4
Additions for current year tax positions	1.9
Additions for prior year tax positions	1.2
Reductions for prior year tax positions	(10.9)
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	(2.4)
Settlements	(0.1)
Acquired balances	—
Balance as of December 31, 2014	78.1
Additions for current year tax positions	—
Additions for prior year tax positions	1.7
Reductions for prior year tax positions	(9.3)
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	(1.1)
Settlements	—
Acquired balances	—
Balance as of December 31, 2015	69.4
Additions for current year tax positions	—
Additions for prior year tax positions	6.3
Reductions for prior year tax positions	(3.1)
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	(5.0)
Settlements	(7.8)
Acquired balances	—
Balance as of December 31, 2016	$59.8

As a result of the Disposition, the Company expects that the ending balance of unrecognized tax benefits for the year ended December 31, 2016 will be reduced by approximately $29 million.

The Company evaluates each reporting period whether it is reasonably possible that material changes to its uncertain tax position liability could occur in the next 12 months.  Changes may occur as a result of uncertain tax positions being considered effectively settled, re-measured, paid, acquired or divested, as a result of a change in accounting rules, tax law or judicial decision, or due to expiration of the relevant statute of limitations. It is not possible to predict which uncertain tax positions, if any, may be challenged by tax authorities. The timing and impact of income tax audits and their resolution is highly uncertain. New facts, laws, pronouncements and judicial decisions can change assessments concerning technical merit and measurement. The amounts of or periods in which changes to reserves for uncertain tax positions will occur is rarely ascertainable.  Of the balances remaining after the Disposition, the Company believes it is reasonably possible the total amount of unrecognized tax benefits disclosed as of December 31, 2016 may decrease approximately $21 million (approximately $2 million related to discontinued operations) in the fiscal year ending December 31, 2017. Such possible decrease relates primarily to audit settlements, transfer pricing, deductibility issues and expiration of statutes of limitation.

As of December 31, 2016 and 2015, the Company had $59.8 million and $69.4 million, respectively, of unrecognized tax benefits.  Of the $59.8 million at December 31, 2016, $26.5 million, if recognized, would affect the effective tax rate.  As of December 31, 2016 and 2015, the liability for potential interest and penalties was $12.9 million and $13.9 million, respectively.  During the years ended December 31, 2016 and 2015, the Company recognized tax (benefit) expense of $(1.0) million and $1.0 million for interest and penalties, respectively.

NOTE E – DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

MHPS

On January 4, 2017, the Company completed the disposition of its MHPS business to Konecranes. See Note A - “Sale of MHPS Business” for further information on the Disposition. The Disposition represents a significant strategic shift in the Company’s business away from universal, process, mobile harbor and ship-to-shore cranes that will have a major effect on the Company’s future operating results, primarily because the MHPS business represented the entirety of one of the Company’s five previous reportable operating segments and comprised two of the Company’s six previous reporting units, representing a significant portion of the Company’s revenues and assets, and is therefore accounted for as a discontinued operation for all periods presented. MHPS products include universal cranes, process cranes and components, such as rope hoists, chain hoists, light crane systems, travel units and electric motors, primarily for industrial applications, and mobile harbor cranes, ship-to-shore gantry cranes, rubber tired and rail mounted gantry cranes, straddle carriers, sprinter carriers, reach stackers, container handlers, general cargo lift trucks, automated stacking cranes, automated guided vehicles and software solutions for logistics terminals.

As a result of the SAPA, the Company determined that the previously unrecognized deferred tax assets and liabilities related to the MHPS subsidiaries are more likely than not to be realized in the foreseeable future.  The effective tax rate on income from discontinued operations in 2016 differs from the statutory rate, in part, due to the recognition of these deferred taxes.

Trucks

On May 30, 2014, the Company sold its truck business, which was previously consolidated in the Construction segment, to Volvo Construction Equipment for approximately $160 million. The truck business manufactured and sold off-highway rigid and articulated haul trucks. Included in the transaction was a manufacturing facility in Motherwell, Scotland.

Due to this divestiture, reporting of the truck business has been included in discontinued operations for all applicable periods presented.

Cash flows from the Company’s discontinued operations are included in the Consolidated Statements of Cash Flows.

Income (loss) from discontinued operations

The following amounts related to discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statement of Income (Loss) (in millions):

	Year ended December 31,
	2016	2015	2014
	MHPS	MHPS	MHPS	Trucks	Total
Net sales	$1,398.2	$1,521.4	$1,829.7	$89.9	$1,919.6
Cost of sales	(1,090.3)	(1,184.1)	(1,427.8)	(82.4)	(1,510.2)
Selling, general and administrative expenses	(266.8)	(271.1)	(378.9)	(5.4)	(384.3)
Goodwill and intangible asset impairments	(3.1)	(34.7)	—	—	—
Net interest (expense)	(2.3)	(1.4)	(3.1)	—	(3.1)
Other income (expense)	(11.5)	0.8	(1.3)	(0.4)	(1.7)
Income (loss) from discontinued operations before income taxes	24.2	30.9	18.6	1.7	20.3
(Provision for) benefit from income taxes	(9.9)	(13.5)	(11.1)	(0.3)	(11.4)
Income (loss) from discontinued operations – net of tax	14.3	17.4	7.5	1.4	8.9
Net loss (income) attributable to noncontrolling interest	(0.9)	(3.3)	(2.0)	—	(2.0)
Income (loss) from discontinued operations – net of tax attributable to Terex Corporation	$13.4	$14.1	$5.5	$1.4	$6.9

As a result of goodwill impairment tests performed as of October 1, 2016, 2015 and 2014 for the MHPS business, the Company recorded a non-cash impairment charge of approximately $11 million during the year ended December 31, 2015. There were no goodwill impairment charges recorded during 2016 and 2014, respectively.

As a result of impairment tests performed in 2016, 2015 and 2014 for indefinite-lived tradenames in the MHPS business, the Company recorded non-cash impairment charges of approximately $3 million and $23 million during the years ended December 31, 2016 and 2015, respectively. The Company developed estimates of fair value using a discounted cash flow model. Assumptions critical to the process included forecasted financial information, discount rates and royalty rates. The estimates of fair value of indefinite-lived tradenames were based on the best information currently available. Fair value determination is categorized as Level 3 in the fair value hierarchy. See Note B - “Basis of Presentation”, for the definition of Level 3 input. There was no indefinite-lived tradenames impairment during 2014.

Cranes

As part of the transformation and improvement of its Cranes segment, the Company is actively seeking a buyer for a portion of its cranes business located in South America and, accordingly, the assets and liabilities are reported as held for sale at December 31, 2016. The Company recorded a non-cash impairment charge of $1.6 million to adjust net asset value to estimated fair value.

Construction

In December 2016, the Company entered an agreement to sell its Coventry, UK-based compact construction product line.  The sale is subject to customary closing conditions and is expected to be completed in the first half of 2017. In addition, the Company is actively seeking a buyer for certain other construction product lines and expects to reach an agreement in 2017. The Company recorded a non-cash impairment charge of $3.5 million to adjust the net asset value of these other construction product lines to estimated fair value. The operating results for these construction product lines are reported in continuing operations, within the Corporate and Other category in our segment disclosures, and the assets and liabilities are reported as held for sale at December 31, 2016.

Assets and liabilities held for sale

Assets and liabilities held for sale consist of the Company’s former MHPS segment, portions of its Cranes segment and portions of its former Construction Segment. Such assets and liabilities are classified as held for sale upon meeting the requirements of ASC 360 - “Property, Plant and Equipment”, and are recorded at lower of carrying amount or fair value less costs to sell. Assets are no longer depreciated once classified as held for sale.

The following table provides the amounts of assets and liabilities held for sale in the Consolidated Balance Sheet (in millions):

	December 31, 2016				December 31, 2015
	MHPS	Cranes	Construction	Total	MHPS
Assets
Cash and cash equivalents	$71.0	$1.2	$1.2	$73.4	$95.3
Trade receivables – net	243.5	3.1	24.4	271.0	236.0
Inventories	309.4	1.7	23.9	335.0	382.1
Prepaid and other current assets	49.9	0.5	3.1	53.5	36.2
Current assets held for sale	$673.8	$6.5	$52.6	$732.9	$749.6

Property, plant and equipment – net	$294.2	$0.8	$3.2	$298.2	$303.9
Goodwill	573.7	—	—	573.7	564.1
Intangible assets – net	212.6	2.9	—	215.5	226.9
Impairment reserve	—	(1.7)	(3.5)	(5.2)	—
Other assets	86.4	1.1	1.6	89.1	65.6
Non-current assets held for sale	$1,166.9	$3.1	$1.3	$1,171.3	$1,160.5

Liabilities
Notes payable and current portion of long-term debt	$13.1	$—	$1.3	$14.4	$13.8
Trade accounts payable	132.6	0.7	23.8	157.1	177.0
Accruals and other current liabilities	267.0	6.2	9.1	282.3	255.2
Current liabilities held for sale	$412.7	$6.9	$34.2	$453.8	$446.0

Long-term debt, less current portion	$2.4	$—	$—	$2.4	$0.1
Retirement plans	235.3	0.7	0.9	236.9	218.7
Other non-current liabilities	71.7	0.4	0.7	72.8	79.7
Non-current liabilities held for sale	$309.4	$1.1	$1.6	$312.1	$298.5

The following table provides amounts of cash and cash equivalents presented in the Consolidated Statement of Cash Flows (in millions):

	December 31, 2016	December 31, 2015	December 31, 2014
Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$428.5	$371.2	$392.6
Cash and cash equivalents - held for sale	73.4	95.3	85.6
Total cash and cash equivalents:	$501.9	$466.5	$478.2

Cash and cash equivalents held for sale at December 31, 2016, 2015 and 2014 include $14.0 million, $9.8 million and $2.2 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

The following table provides supplemental cash flow information related to discontinued operations (in millions):

	Year Ended December 31,
	2016	2015	2014
Non-cash operating items:
Depreciation and amortization	$22.4	$55.8	$66.4
Deferred taxes	$15.8	$(2.2)	$(4.5)
Goodwill Impairment	$—	$11.3	$—
Asset Impairments	$3.0	$23.9	$3.8
Investing activities:
Capital expenditures	$(14.9)	$(22.3)	$(21.9)

Other

	Year Ended December 31,
	2016	2015	2014
Gain (loss) on disposition of discontinued operations	$4.5	$4.5	$66.1
(Provision for) benefit from income taxes	(1.0)	(1.1)	(7.5)
Gain (loss) on disposition of discontinued operations – net of tax	$3.5	$3.4	$58.6

During the years ended December 31, 2016, 2015, and 2014 the Company recognized a gain on disposition of discontinued operations - net of tax of $3.5 million, $3.4 million and $58.6 million, respectively. These gains are from contractual earnout payments related to the sale of the Company’s Atlas heavy construction equipment and knuckle-boom cranes businesses, and from our truck and mining businesses, including settlement of certain disputes in the truck sales agreement.

NOTE F – EARNINGS PER SHARE

	For the year ended December 31,
	(in millions, except per share data)
	2016	2015	2014
Income (loss) from continuing operations attributable to Terex Corporation common stockholders	$(193.0)	$128.4	$253.5
Income (loss) from discontinued operations-net of tax	13.4	14.1	6.9
Gain (loss) on disposition of discontinued operations-net of tax	3.5	3.4	58.6
Net income (loss) attributable to Terex Corporation	$(176.1)	$145.9	$319.0
Basic shares:
Weighted average shares outstanding	107.9	107.4	109.7
Earnings (loss) per share - basic:
Income (loss) from continuing operations	$(1.79)	$1.20	$2.31
Income (loss) from discontinued operations-net of tax	0.13	0.13	0.06
Gain (loss) on disposition of discontinued operations-net of tax	0.03	0.03	0.54
Net income (loss) attributable to Terex Corporation	$(1.63)	$1.36	$2.91
Diluted shares:
Weighted average shares outstanding - basic	107.9	107.4	109.7
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	—	2.2	4.5
Diluted weighted average shares outstanding	107.9	109.6	114.2
Earnings (loss) per share - diluted:
Income (loss) from continuing operations	$(1.79)	$1.17	$2.22
Income (loss) from discontinued operations-net of tax	0.13	0.13	0.06
Gain (loss) on disposition of discontinued operations-net of tax	0.03	0.03	0.51
Net income (loss) attributable to Terex Corporation	$(1.63)	$1.33	$2.79

The following table provides information to reconcile amounts reported on the Consolidated Statement of Income (Loss) to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions) for the year ended December 31:

Reconciliation of amounts attributable to common stockholders:	2016	2015	2014
Income (loss) from continuing operations	$(193.3)	$128.2	$252.0
Net loss (income) from continuing operations attributable to noncontrolling interest	0.3	0.2	1.5
Income (loss) from continuing operations attributable to common stockholders	$(193.0)	$128.4	$253.5

Weighted average options to purchase 0.1 million shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during 2016, 2015 and 2014, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 1.5 million shares, 0.9 million shares and 0.4 million shares were outstanding during 2016, 2015 and 2014, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance.  ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The Company includes the impact of pro forma deferred tax assets in determining the amount of tax benefits for potential windfalls and shortfalls (the differences between tax deductions and book expense) in this calculation.

In connection with settlement of the 4% Convertible Senior Subordinated Notes the Company issued 3.4 million shares of common stock in June 2015. See Note O – “Long-Term Obligations.” Included in the computation of diluted shares for the year ended December 31, 2015 was 1.4 million shares that were contingently issuable prior to conversion. The number of shares that were contingently issuable for the year ended December 31, 2014 was 3.4 million.

NOTE G – FINANCE RECEIVABLES

TFS leases equipment and provides financing to customers for the purchase and use of Terex equipment. In the normal course of business, TFS assesses credit risk, establishes structure and pricing of financing transactions, documents the finance receivable, and records and funds the transactions. TFS bills and collects cash from the end customer.

TFS primarily conducts on-book business in the U.S., with limited business in China, the United Kingdom, and Germany. TFS does business with various types of customers consisting of rental houses, end user customers and Terex equipment dealers.

The Company’s net finance receivable balances include both sales-type leases and commercial loans. Finance receivables that management intends to hold until maturity are stated at their outstanding unpaid principal balances, net of an allowance for loan losses as well as any deferred fees and costs. Finance receivables originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, in the aggregate. During the years ended December 31, 2016, 2015 and 2014 the Company transferred finance receivables of $290.5 million, $81.9 million and $308.2 million, respectively, to third party financial institutions, which qualified for sales treatment under ASC 860. At December 31, 2016, the Company had $4.7 million of held for sale finance receivables recorded in Prepaid and other current assets in the Consolidated Balance Sheet.

Revenue attributable to finance receivables management intends to hold until maturity is recognized on the accrual basis using the effective interest method. TFS bills customers and accrues interest income monthly on the unpaid principal balance. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has significant doubts about further collectibility of contractual payments, even though the loan may be currently performing. A receivable may remain on accrual status if it is in the process of collection and is either guaranteed or secured. Interest received on non-accrual finance receivables is typically applied against principal. Finance receivables are generally restored to accrual status when the obligation is brought current and the borrower has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. The Company has a history of enforcing the terms of these separate financing agreements.

Finance receivables, net consisted of the following (in millions):

	December 31, 2016	December 31, 2015
Commercial loans	$226.4	$331.4
Sales-type leases	16.4	21.9
Total finance receivables, gross	242.8	353.3
Allowance for credit losses	(6.3)	(7.3)
Total finance receivables, net	$236.5	$346.0
Approximately $74 million of finance receivables are recorded in Prepaid and other current assets and approximately $162 million are recorded in Other assets in the Consolidated Balance Sheet.

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

The following table presents an analysis of the allowance for credit losses:

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$6.5	0.8	$7.3	$1.9	$1.1	$3.0	$1.9	$0.4	$2.3
Provision for credit losses	0.2	(0.2)	—	4.6	(0.3)	4.3	—	0.7	0.7
Charge offs	(0.8)	(0.2)	(1.0)	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance, end of period	$5.9	$0.4	$6.3	$6.5	$0.8	$7.3	$1.9	$1.1	$3.0

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

The following table presents individually impaired finance receivables (in millions):

	December 31, 2016			December 31, 2015
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Recorded investment	$1.6	$—	$1.6	$1.9	$1.8	$3.7
Related allowance	1.6	—	1.6	1.9	0.5	2.4
Average recorded investment	1.7	0.9	2.6	1.0	2.5	3.5

The average recorded investment for impaired finance receivables was $1.7 million for sales-type leases at December 31, 2014, which were fully reserved. There were no impaired finance receivables for commercial loans at December 31, 2014.

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in millions):

	December 31, 2016			December 31, 2015
Allowance for credit losses, ending balance:	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Individually evaluated for impairment	$1.6	$—	$1.6	$1.9	$0.5	$2.4
Collectively evaluated for impairment	4.3	0.4	4.7	4.6	0.3	4.9
Total allowance for credit losses	$5.9	$0.4	$6.3	$6.5	$0.8	$7.3

Finance receivables, ending balance:
Individually evaluated for impairment	$1.6	$—	$1.6	$1.9	$1.8	$3.7
Collectively evaluated for impairment	224.8	16.4	241.2	329.5	20.1	349.6
Total finance receivables	$226.4	$16.4	$242.8	$331.4	$21.9	$353.3

Accounts are considered delinquent when the billed periodic payments of the finance receivables exceed 30 days past the due date.

The following table presents analysis of aging of recorded investment in finance receivables (in millions):

	December 31, 2016
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$224.2	$0.6	$0.2	$1.4	$2.2	$226.4
Sales-type leases	15.8	—	0.6	—	0.6	16.4
Total finance receivables	$240.0	$0.6	$0.8	$1.4	$2.8	$242.8

	December 31, 2015
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$329.6	$0.8	$—	$1.0	$1.8	$331.4
Sales-type leases	20.2	0.5	—	1.2	1.7	21.9
Total finance receivables	$349.8	$1.3	$—	$2.2	$3.5	$353.3

At December 31, 2016 and 2015, $1.4 million and $1.0 million respectively, of commercial loans were 90 days or more past due. Commercial loans in the amount of $7.4 million and $4.8 million were on non-accrual status as of December 31, 2016 and 2015, respectively.

At December 31, 2016 there were no sales-type lease receivables that were 90 days or more past due. At December 31, 2015, there were $1.2 million of sales-type lease receivables were 90 days or more past due. At December 31, 2016, there were no sales-type leases on non-accrual status. There were $1.3 million of sales-type leases on non-accrual status as of December 31, 2015.

Credit Quality Information

Credit quality is reviewed periodically based on customers’ payment status. In addition to delinquency status, any information received regarding a customer (such as bankruptcy filings, etc.) will also be considered to determine the credit quality of the customer. Collateral asset values are also monitored regularly to determine the potential loss exposures on any given transaction.

The Company uses the following internal credit quality indicators, based on an internal risk rating system, using certain external credit data, listed from the lowest level of risk to highest level of risk. The internal rating system considers factors affecting specific borrowers’ ability to repay.

Finance receivables by risk rating (in millions):

Rating	December 31, 2016	December 31, 2015
Superior	$9.6	$21.5
Above Average	64.7	159.4
Average	111.3	117.9
Below Average	53.0	44.2
Sub Standard	4.2	10.3
Total	$242.8	$353.3

NOTE H – INVENTORIES

Inventories consist of the following (in millions):

	December 31,
	2016	2015
Finished equipment	$334.7	$429.1
Replacement parts	144.9	168.3
Work-in-process	175.4	190.4
Raw materials and supplies	198.8	275.8
Inventories	$853.8	$1,063.6

Reserves for lower of cost or market value, excess and obsolete inventory were $83.3 million and $76.8 million at December 31, 2016 and 2015, respectively.

NOTE I – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	December 31,
	2016	2015
Property	$36.4	$37.2
Plant	144.3	161.9
Equipment	456.1	545.2
Property, Plant and Equipment – Gross	636.8	744.3
Less: Accumulated depreciation	(332.2)	(372.4)
Property, plant and equipment – net	$304.6	$371.9

Depreciation expense for the years ended December 31, 2016, 2015 and 2014, was $65.5 million, $63.9 million and $70.4 million, respectively.

NOTE J – EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from leasing the Company’s products to customers.  Initial non-cancellable lease terms typically range up to 84 months.  The net book value of equipment subject to operating leases was approximately $67 million and $58 million (net of accumulated depreciation of approximately $16 million and $37 million) at December 31, 2016 and 2015, respectively, and is included in Other assets on the Company’s Consolidated Balance Sheet.  The equipment is depreciated on a straight-line basis over its estimated useful life.

Future minimum lease payments to be received under non-cancellable operating leases with lease terms in excess of one year are as follows (in millions):

Years ending December 31,
2017	$9.3
2018	4.9
2019	3.5
2020	1.9
2021	1.1
Thereafter	0.7
$21.4

The Company received approximately $14 million and $12 million of rental income from assets under operating leases during 2016 and 2015, respectively, none of which represented contingent rental payments.

NOTE K – DISPOSITIONS

Construction

During the year ended December 31, 2016, the Company sold certain portions of its former Construction segment, including the following products: midi/mini excavators, wheeled excavators, compact wheel loaders, and components, primarily in Europe. The Company recognized a loss of  $8.1 million ($5.6 million after-tax) related to sale of its components assets, of which $4.0 million was recorded in COGS and $4.1 million was recorded in SG&A in the Consolidated Statement of Income (Loss). The Company received total proceeds of approximately $60 million and recognized a gain of $7.2 million ($3.3 million after-tax) within SG&A related to sale of its midi/mini excavators, wheeled excavators, and compact wheel loader business shares and assets. The remaining unsold assets and liabilities of the Company’s former Construction segment at December 31, 2016 are reported in the Consolidated Balance Sheet as held for sale.

A.S.V. Inc.

On December 19, 2014, the Company completed the sale of 51% of A.S.V., Inc. to Manitex International, Inc. (“Manitex”), resulting in a joint venture in compact track loaders and skid steers that is 51% owned by Manitex and 49% owned by Terex and accounted for the investment under the equity method of accounting. The Company recognized a gain of approximately $17 million on this sale in SG&A on the Consolidated Statement of Income (Loss).

Demag Cranes and Components Pty. Ltd.

On December 31, 2014, the Company sold 100% of Demag Cranes and Components Pty. Ltd. (“Demag Cranes”) in Australia to MHE-Demag (S) Pte. Ltd. (“MHE”), a 50% owned joint venture accounted for under the equity method of accounting. The Company recorded a loss on this disposition of approximately $33 million in SG&A on the Consolidated Statement of Income (Loss). The loss was comprised primarily of approximately $23 million of cumulative translation adjustment and approximately $6 million of allocated goodwill. Cash received from these dispositions is included in investing activities in the Consolidated Statement of Cash Flows.

NOTE L – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP (1)	Cranes (1)	MP	Total
Balance at December 31, 2014, gross	$139.4	$198.8	$198.1	$536.3
Accumulated impairment	(38.6)	(4.2)	(23.2)	(66.0)
Balance at December 31, 2014, net	100.8	194.6	174.9	470.3
Acquisitions	—	—	14.4	14.4
Foreign exchange effect and other	(1.7)	(15.7)	(8.2)	(25.6)
Balance at December 31, 2015, gross	137.7	183.1	204.3	525.1
Accumulated impairment	(38.6)	(4.2)	(23.2)	(66.0)
Balance at December 31, 2015, net	99.1	178.9	181.1	459.1
Acquisitions	1.6	—	—	1.6
Foreign exchange effect and other	(1.6)	(3.8)	(20.5)	(25.9)
Balance at December 31, 2016, gross	137.7	179.3	183.8	500.8
Accumulated impairment	(38.6)	(179.3)	(23.2)	(241.1)
Balance at December 31, 2016, net (2)	$99.1	$—	$160.6	$259.7

(1) Includes a $17.9 million reclassification of goodwill from Cranes to discontinued operations, and a $0.9 million reclassification of goodwill from Cranes to AWP as a result of segment realignments. See Note C - “Business Segment Information”.
(2) During the second quarter of 2016 the Company wrote off $132.8 million of fully impaired goodwill associated with its former Construction segment.

As part of our annual impairment test performed in the fourth quarter of 2016, we elected to perform a quantitative analysis (“Step 1”) on the AWP, Cranes and MP reporting units, to determine whether it is more likely than not that fair value exceeds carrying value for these reporting units. Based on the results of our Step 1 analysis, we determined that it is more likely than not that fair value exceeds carrying value for the AWP and MP reporting units. However, we concluded in our Step 1 analysis that the estimated fair value of our Cranes reporting unit was lower than carrying value.

Step 2 of the analysis requires us to perform a theoretical purchase price allocation for our Cranes reporting unit to determine implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount of goodwill. Upon completion of Step 2 of the test, we recorded a non-cash goodwill impairment charge of $176.0 million. This impairment charge is recorded in Goodwill impairment in the Consolidated Statement of Income (Loss).

The outcome of any prospective tests may result in recording additional goodwill impairment charges in future periods.

Intangible assets, net were comprised of the following as of December 31, 2016 and 2015 (in millions):

		December 31, 2016			December 31, 2015
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$17.0	$(15.7)	$1.3	$17.3	$(15.7)	$1.6
Customer Relationships	20	33.1	(25.2)	7.9	34.8	(24.9)	9.9
Land Use Rights	68	7.9	(0.9)	7.0	8.2	(0.9)	7.3
Other	6	25.8	(23.6)	2.2	28.0	(24.2)	3.8
Total definite-lived intangible assets		$83.8	$(65.4)	$18.4	$88.3	$(65.7)	$22.6

	For the Year Ended December 31,
(in millions)	2016	2015	2014
Aggregate Amortization Expense	$2.9	$3.0	$11.5

Estimated aggregate intangible asset amortization expense (in millions) for the next five years is as follows:

2017	$2.1
2018	$1.9
2019	$1.8
2020	$1.8
2021	$1.7

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

The Company has used and may use forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions.  Primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar.  The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of Accumulated other comprehensive income (“AOCI”) until the underlying hedged transactions are reported in the Company’s Consolidated Statement of Income (Loss).

The Company has used and may use interest rate swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt and changes in the fair value of fixed rate debt.  Primary exposure includes movements in the U.S. prime rate and London Interbank Offered Rate (“LIBOR”). The effective portion of interest rate derivatives designated as cash flow hedges is deferred in AOCI and is recognized in earnings as hedged transactions occur.  Changes in fair value associated with contracts deemed ineffective are recognized in earnings immediately.

In the Consolidated Statement of Income (Loss), the Company records hedging activity related to debt instruments and hedging activity related to foreign currency in the accounts for which the hedged items are recorded.  On the Consolidated Statement of Cash Flows, the Company presents cash flows from hedging activities in the same manner as it records the underlying item being hedged.

The Company is party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At December 31, 2016, the Company had $245.5 million notional amount of currency exchange forward contracts outstanding that were initially designated as hedge contracts, most of which mature on or before December 31, 2017.  The fair market value of these contracts at December 31, 2016 was a net loss of $2.6 million.  At December 31, 2016, $194.0 million notional amount ($2.7 million of fair value losses) of these forward contracts have been designated as, and are effective as, cash flow hedges of forecasted and specifically identified transactions.  During 2016 and 2015, the Company recorded the change in fair value for these cash flow hedges to AOCI and reclassified to earnings a portion of the deferred gain or loss from AOCI as the hedged transactions occurred and were recognized in earnings.

The Company records foreign exchange contracts at fair value on a recurring basis.   The foreign exchange contracts designated as hedging instruments are categorized under Level 2 of the ASC 820 hierarchy and are recorded at December 31, 2016 and 2015 as a net liability of $2.6 million and a net asset of $3.1 million, respectively.  See Note B – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. Fair values of these foreign exchange forward contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities.

The Company uses forward foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions and balance sheet exposures. Certain of these contracts have not been designated as hedging instruments. The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments were offset by changes in the underlying hedged items, resulting in no material net impact on earnings. Changes in the fair value of derivative financial instruments are recognized as gains or losses in Cost of goods sold or Other income (expense) - net in the Consolidated Statement of Income (Loss).

Concurrent with the 2014 sale of a majority stake in A.S.V., Inc. to Manitex International, Inc. (“Manitex”), the Company invested in a subordinated convertible promissory note from Manitex, which included an embedded derivative, the conversion feature. At the date of issuance, the embedded derivative was measured at fair value. The derivative is categorized under Level 2 of the ASC 820 hierarchy and marked-to-market each period with changes in fair value recorded in Other income (expense) - net in the Consolidated Statement of Income (Loss).

The Company entered into certain interest rate swap agreements to offset the variability of cash flows due to changes in the floating rate of borrowings under its Securitization Facility, which was terminated on May 31, 2016. See Note O – “Long-Term Obligations,” for additional information on the Securitization Facility. The interest rate swaps were designated as cash flow hedges of the changes in the cash flows of interest rate payments on debt associated with changes in floating interest rates. Changes in the fair value of these derivative financial instruments were recognized as gains or losses in Cost of goods sold in the Consolidated Statement of Income (Loss). The Company recorded these contracts at fair value on a recurring basis.  At December 31, 2016 the Company had no interest rate swap contracts outstanding, because it terminated the Securitization Facility and concurrently settled its outstanding interest rate swap contracts. The interest rate swap contracts designated as hedging instruments were categorized under Level 2 of the ASC 820 hierarchy and were recorded at December 31, 2015 as a net asset of $0.2 million. The fair value of these contracts was derived using quoted interest rate swap prices at the reporting date based on their maturities.

During 2016, the Company entered into forward foreign currency contracts, with notional value of $100.0 million, in connection with the sale of MHPS to Konecranes to hedge against its exposure to changes in the Euro to U.S. dollar exchange rate, as part of the proceeds from sale was received in Euros. The derivatives are categorized under Level 2 of the ASC 820 hierarchy and fair value is derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Fair value measurement resulted in a gain of $2.0 million recorded in Other income (expense) - net in the Consolidated Statement of Income (Loss).

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	December 31, 2016	December 31, 2015
Foreign exchange contracts	Other current assets	$4.2	$4.0
Interest rate swap	Other assets	—	0.9
Total asset derivatives		$4.2	$4.9
Liability Derivatives
Foreign exchange contracts	Other current liabilities	(6.8)	(0.8)
Interest rate swap	Other current liabilities	—	(0.7)
Total liability derivatives		$(6.8)	$(1.5)
Total Derivatives		$(2.6)	$3.4

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	December 31, 2016	December 31, 2015
Foreign exchange contracts	Other current assets	$2.6	$0.5
Debt conversion feature	Other assets	1.1	1.1
Total asset derivatives		$3.7	$1.6
Liability Derivatives
Foreign exchange contracts	Other current liabilities	(1.2)	(0.2)
Total liability derivatives		$(1.2)	$(0.2)
Total Derivatives		$2.5	$1.4

The following tables provide the effect of derivative instruments that are designated as hedges in the Consolidated Statements of Income (Loss), Comprehensive Income (Loss) and AOCI (in millions):

Gain (Loss) Recognized on Derivatives in AOCI:	Year Ended December 31,
Cash Flow Derivatives	2016	2015	2014
Foreign exchange contracts	$(4.5)	$2.8	$(3.4)
Interest rate swap	(0.2)	0.2	—
Total	$(4.7)	$3.0	$(3.4)

Gain (Loss) Reclassified from AOCI into Income (Loss) (Effective):	Year Ended December 31,
Account	2016	2015	2014
Cost of goods sold	$(2.0)	$1.6	$2.5

Gain (Loss) Recognized on Derivatives (Ineffective) in Income (Loss):	Year Ended December 31,
Account	2016	2015	2014
Cost of goods sold	$1.0	$2.3	$(1.3)
Other income (expense) – net	$—	$(0.1)	$0.5
Total	$1.0	$2.2	$(0.8)

The following table provides the effect of derivative instruments that are not designated as hedges in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (in millions):

Gain (Loss) Recognized in Income on Derivatives not designated as hedges:	Year Ended December 31,
Account	2016	2015	2014
Other income (expense) – net	0.9	(3.4)	0.5

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

Unrealized net gains (losses), net of tax, included in AOCI are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$2.3	$(0.7)	$2.7
Additional gains (losses) – net	(5.7)	9.2	(1.4)
Amounts reclassified to earnings	1.0	(6.2)	(2.0)
Balance at end of period	$(2.4)	$2.3	$(0.7)

Within the unrealized net gains (losses) included in AOCI as of December 31, 2016, it is estimated that $2.4 million of losses are expected to be reclassified into earnings in the next twelve months.

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

During the year ended December 31, 2016, the Company established restructuring programs in its Cranes segment to transfer production between existing facilities and close certain facilities in order to maximize labor efficiencies and reduce overhead costs, and incurred $76.9 million of expense. The programs are expected to cost $79.9 million, result in the reduction of approximately 1,260 team members and be completed in 2018.

During the year ended December 31, 2016, the Company established restructuring programs in Corporate and Other to consolidate facilities, and incurred $2.9 million of expense. The programs are expected to cost $2.9 million, result in the reduction of approximately 32 team members and be completed in 2017.

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the year ended December 31, 2016, the cumulative amount of expenses incurred for the years ended December 31, 2016, 2015 and 2014 and the total amount expected to be incurred (in millions):

	Amount incurred during the year ended December 31, 2016	Cumulative amount incurred through December 31, 2016	Total amount expected to be incurred
AWP	$0.9	$0.9	$0.9
Cranes	76.9	77.7	79.9
MP	0.4	1.4	1.4
Corporate and Other	2.9	2.9	2.9
Total	$81.1	$82.9	$85.1

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the year ended December 31, 2016, the cumulative amount of expenses incurred since inception of the programs and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred in the year ended December 31, 2016	$61.7	$1.7	$17.7	$81.1
Cumulative amount incurred through December 31, 2016	$62.9	$1.8	$18.2	$82.9
Total amount expected to be incurred	$64.4	$2.5	$18.2	$85.1

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the year ended December 31, 2016 (in millions):

	Employee Termination Costs	Total
Restructuring reserve at December 31, 2015	$0.9	$0.9
Restructuring charges	70.9	70.9
Restructuring reductions (1)	(9.6)	(9.6)
Cash expenditures	(4.7)	(4.7)
Foreign exchange	(0.7)	(0.7)
Restructuring reserve at December 31, 2016	$56.8	$56.8
(1) Primarily related to reversal of accrued severance costs associated with the Company’s change in plan from closing to selling a certain business.

During the years ended December 31, 2016, 2015 and 2014, $42.6 million, $0.3 million and $0.3 million, respectively, of restructuring charges were included in COGS. During the years ended December 31, 2016, 2015 and 2014, $20.8 million, $1.1 million and $0.3 million, respectively, of restructuring charges were included in SG&A costs. There were $17.7 million and $0.4 million of asset impairments included in restructuring costs, recorded in SG&A, for the years ended December 31, 2016 and 2015, respectively. There were no asset impairments included in restructuring costs for the year ended December 31, 2014.

Other

During the year ended December 31, 2016, the Company recorded approximately $21.1 million and $12.7 million as a component of COGS and SG&A, respectively, for severance charges for structural cost reduction actions across all segments and corporate functions.

NOTE O – LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows (in millions):

	December 31,
	2016	2015
6-1/2% Senior Notes due April 1, 2020, net of unamortized debt issuance costs of $2.1 and $2.8 respectively	$297.9	$297.2
6% Senior Notes due May 15, 2021, net of unamortized debt issuance costs of $7.5 and $9.2, respectively	842.5	840.8
2014 Credit Agreement – term debt, net of unamortized debt issuance costs of $7.9 and $9.1, respectively	420.7	430.1
2015 Securitization Facility	—	206.5
Capital lease obligations	2.9	4.9
Other	11.8	16.7
Total debt	1,575.8	1,796.2
Less: Notes payable and current portion of long-term debt	(13.8)	(66.4)
Long-term debt, less current portion	$1,562.0	$1,729.8

2014 Credit Agreement

On January 31, 2017, in connection with the 2017 Credit Agreement (as defined below), the Company terminated its 2014 Credit Agreement (as defined below), among the Company and certain of its subsidiaries, the lenders thereunder and Credit Suisse AG, as administrative agent and collateral agent, and related agreements and documents.

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

The 2014 Credit Agreement provided the Company with a senior secured revolving line of credit of up to $600 million that was available through August 13, 2019, a $230.0 million senior secured term loan and a €200.0 million senior secured term loan, which both matured on August 13, 2021. The 2014 Credit Agreement allowed unlimited incremental commitments, which could be extended at the option of the existing or new lenders and could be in the form of revolving credit commitments, term loan commitments, or a combination of both as long as the Company satisfied a senior secured debt financial ratio contained in the 2014 Credit Agreement.

The 2014 Credit Agreement required the Company to comply with a number of covenants. The covenants limited, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incurring indebtedness; creating or maintaining liens on its property or assets; making investments, loans and advances; repurchasing shares of its Common Stock; engaging in acquisitions, mergers, consolidations and asset sales; redeeming debt; and paying dividends and distributions. On May 29, 2015, the Company entered into an Incremental Assumption Agreement and Amendment No. 1 to the 2014 Credit Agreement which lowered the interest rate on the Company’s €200.0 million Euro denominated term loan from Euro Interbank Offered Rate (“EURIBOR”) plus 3.25% with a 0.75% EURIBOR floor to EURIBOR plus 2.75% with a 0.75% EURIBOR floor. On September 30, 2016, the Company entered into an Amendment No. 2 (the “Amendment”) to the 2014 Credit Agreement, with the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent. The Amendment, among other things, waived the requirement that the Company and its restricted subsidiaries receive at least 75% of the consideration from the SAPA in the form of cash and cash equivalents. The Amendment also provided the Company with additional flexibility to not use the net cash proceeds from the SAPA to prepay the term loans, although it did require the Company to use $300 million of the net cash proceeds received from the SAPA, within 60 days of receipt thereof, to reduce its outstanding senior indebtedness. During the year ended December 31, 2016, the Company incurred approximately $0.3 million of costs related to the Amendment (see Note A - “Sale of MHPS Business”).

If the Company’s borrowings under its revolving line of credit were greater than 30% of the total revolving credit commitments, the 2014 Credit Agreement required the Company to comply with certain financial tests, as defined in the 2014 Credit Agreement. If applicable, the minimum required levels of the interest coverage ratio would be 2.5 to 1.0 and the maximum permitted levels of the senior secured leverage ratio would be 2.75 to 1.0.

The 2014 Credit Agreement contained customary default provisions and had various non-financial covenants, both requiring the Company to refrain from taking certain future actions (as described above) and requiring the Company to take certain actions, such as keeping its corporate existence in good standing, maintaining insurance, and providing its bank lending group with financial information on a timely basis.

In connection with termination of the 2011 Credit Agreement, the Company recorded charges of $0.1 million and $2.6 million for accelerated amortization of debt acquisition costs and original issue discount as a loss on early extinguishment of debt for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2016 and 2015, the Company had $428.6 million and $439.2 million, respectively, in U.S. dollar and Euro denominated term loans outstanding under its 2014 Credit Agreement. The weighted average interest rate on the term loans at December 31, 2016 and 2015 was 3.63% and 3.50%, respectively. The Company had no outstanding revolving credit amounts as of December 31, 2016 and 2015.

The 2014 Credit Agreement incorporated facilities for issuance of letters of credit up to $400 million.  Letters of credit issued under the 2014 Credit Agreement letter of credit facility decreased availability under the $600 million revolving line of credit.  As of December 31, 2016 and 2015, the Company had no letters of credit issued under the 2014 Credit Agreement.  The 2014 Credit Agreement also permitted the Company to have additional letter of credit facilities up to $300 million, and letters of credit issued under such additional facilities did not decrease availability under the revolving line of credit. The Company had letters of credit issued under the additional letter of credit facilities of the 2014 Credit Agreement that totaled $36.8 million and $21.2 million as of December 31, 2016 and 2015, respectively.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit did not reduce the Company’s availability under the 2014 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $146.4 million ($121.4 million related to discontinued operations) and $189.7 million ($153.6 million related to discontinued operations) as of December 31, 2016 and 2015, respectively.

In total, as of December 31, 2016 and 2015, the Company had letters of credit outstanding of $183.2 million ($121.4 million related to discontinued operations) and $210.9 million ($153.6 million related to discontinued operations), respectively. The letters of credit generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet. Certain letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

The Company and certain of its subsidiaries agreed to take certain actions to secure borrowings under the 2014 Credit Agreement.  As a result, the Company and certain of its subsidiaries entered into a Guarantee and Collateral Agreement with Credit Suisse, as collateral agent for the lenders, granting security to the lenders for amounts borrowed under the 2014 Credit Agreement.  The Company was required to (a) pledge as collateral the capital stock of the Company’s material domestic subsidiaries and 65% of the capital stock of certain of the Company’s material foreign subsidiaries, and (b) provide a first priority security interest in, and mortgages on, substantially all of the Company’s domestic assets.

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

On September 30, 2016, the Company obtained the requisite non-revocable consents required to grant certain waivers from the asset sale covenants in the indenture governing the 6-1/2% Notes. The waiver agreements waive the requirement that the Company receive at least 75% of the consideration from the SAPA in the form of cash and cash equivalents. In connection with the receipt and effectiveness of the consents, the Company paid a total of $1.1 million as a result of the Disposition, of which $0.4 million had been incurred as of December 31, 2016 (see Note A - “Sale of MHPS Business”).

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

On September 30, 2016, the Company obtained the requisite non-revocable consents required to grant certain waivers from the asset sale covenants in the indenture governing the 6% Notes. The waiver agreements waive the requirement that the Company receive at least 75% of the consideration from the SAPA in the form of cash and cash equivalents. In connection with the receipt and effectiveness of the consents, the Company paid a total of $3.1 million as a result of the Disposition, of which $1.1 million had been incurred as of December 31, 2016 (see Note A - “Sale of MHPS Business”).

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

2015 Securitization Facility

On May 28, 2015, the Company, through certain of its subsidiaries, entered into a Loan and Security Agreement (the “Securitization Facility”) with lenders party thereto. The borrower under the Securitization Facility was a bankruptcy remote subsidiary of the Company (the “Borrower”). On May 31, 2016, the Company terminated the Securitization Facility, and repaid all outstanding loans because it was not providing the Company with the flexibility needed for its portfolio of assets. As a result of terminating the Securitization Facility, during the year ended December 31, 2016, the Company recorded a loss on early extinguishment of debt of $0.4 million to write-off deferred debt costs. Under the Securitization Facility, the Borrower received loans from time to time from conduit lenders thereunder, which were secured by and payable from collateral of the Borrower (primarily equipment loans and leases to Terex customers originated by TFS and transferred to the Borrower). The facility limit for such loans was $350 million and contained customary representations, warranties and covenants.

At December 31, 2015, the Company had $206.5 million in loans outstanding under the Securitization Facility. The weighted average interest rate on the Securitization Facility at December 31, 2015 was 1.46%. Interest expense on loans outstanding under this facility was recorded to COGS in the Consolidated Statement of Income (Loss). The Company was party to certain derivative interest rate swap agreements entered into to hedge its exposure to variable interest rates related to the Securitization Facility. The effective interest rate on the Securitization Facility when combined with the interest rate swap agreements was 2.13% at December 31, 2015. For further information on the interest rate swap agreements see Note M – “Derivative Financial Instruments.”

Commitment Letter

On May 16, 2016, as a result of terminating the BCA, the Company and Konecranes terminated the commitment letter they entered into on August 10, 2015 with Credit Suisse Securities (USA) LLC ("CS Securities") and Credit Suisse AG ("CS" and, together with CS Securities and their respective affiliates, "Credit Suisse") and the commitments thereunder by Credit Suisse, the other commitment parties and the lenders in respect of the senior secured credit facilities (the “Commitment Letter”). As the Company and Konecranes terminated the BCA, the parties no longer needed the use of funds that would have been supplied by the senior secured credit facilities pursuant to the Commitment Letter.

In connection with the Commitment Letter, the Company incurred fees of $7.2 million for the year ended December 31, 2016 which are included with transaction costs directly related to the BCA and are recorded in Other income (expense) - net in the Consolidated Statement of Comprehensive Income (Loss).

5-5/8% Senior Notes

On January 31, 2017, the Company sold and issued $600.0 million aggregate principal amount of Senior Notes Due 2025 (“5-5/8% Notes”) at par in a private offering. The proceeds from the 5-5/8% Notes, together with cash on hand, including cash from the sale of our MHPS business, have been and will be used: (i) to complete a tender offer for up to $550.0 million of our 6% Senior Notes, (ii) to redeem and discharge such portion of the 6% Notes that are not purchased in the tender offer, (iii) to fund a $300.0 million partial redemption of the 6% Notes, (iv) to fund anticipated redemption, repurchase or other retirement of all $300.0 million aggregate principal amount outstanding of our 6-1/2% Notes on or before April 3, 2017, (v) to pay related premiums, fees, discounts and expenses, and (vi) for general corporate purposes, including repayment of borrowings outstanding under the 2014 Credit Agreement. The 5-5/8% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries. The Company expects to record a loss on early extinguishment of debt related to its 6% Senior Notes and its 6-1/2% Senior Notes of approximately $44 million in 2017.

2017 Credit Facility Agreement

On January 31, 2017 the Company entered into a new credit agreement (the “2017 Credit Agreement”), with the lenders and issuing banks party thereto (the “New Lenders”) and Credit Suisse AG, Cayman Islands Branch, (“CSAG”) as administrative agent and collateral agent. In connection with the 2017 Credit Agreement, the Company terminated its 2014 Credit Agreement, among the Company and certain of its subsidiaries, the lenders thereunder and Credit Suisse AG, as administrative agent and collateral agent, and related agreements and documents. The 2017 Credit Agreement provides the Company with a senior secured revolving line of credit of up to $450 million that is available through January 31, 2022 and a $400.0 million senior secured term loan, which will mature on January 31, 2024. The 2017 Credit Agreement allows unlimited incremental commitments, which may be extended at the option of the existing or new lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, with incremental amounts in excess of $300.0 million as long as the Company satisfies a senior secured leverage ratio contained in the 2017 Credit Agreement.

The 2017 Credit Agreement requires the Company to comply with a number of covenants, which limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. If the Company’s borrowings under its revolving line of credit are greater than 30% of the total revolving credit commitments, the 2017 Credit Agreement requires the Company to comply with certain financial tests, as defined in the 2017 Credit Agreement. If applicable, the minimum required levels of the interest coverage ratio would be 2.5 to 1.0 and the maximum permitted levels of the senior secured leverage ratio would be 2.75 to 1.0. The 2017 Credit Agreement also contains customary default provisions.

Furthermore, the Company and certain of its subsidiaries agreed to take certain actions to secure borrowings under the 2017 Credit Agreement. As a result, on January 31, 2017, Terex and certain of its subsidiaries entered into a Guarantee and Collateral Agreement with CSAG, as collateral agent for the New Lenders, granting security and guarantees to the New Lenders for amounts borrowed under the 2017 Credit Agreement. Pursuant to the Guarantee and Collateral Agreement, Terex is required to (a) pledge as collateral the capital stock of the Company’s material domestic subsidiaries and 65% of the capital stock of certain of the Company’s material foreign subsidiaries, and (b) provide a first priority security interest in substantially all of the Company’s domestic assets.

The Company expects to record a loss on early extinguishment of debt related to its 2014 Credit Agreement of approximately $8 million in 2017.

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of long-term debt outstanding at December 31, 2016 in the successive five-year period and thereafter are summarized below. These amounts do not reflect the impact of the 5-5/8% Senior Notes and 2017 Credit Agreement, which were entered into in January 2017. Amounts shown are exclusive of minimum lease payments for capital lease obligations (in millions):

2017	$13.6
2018	4.7
2019	4.4
2020	304.0
2021	1,262.6
Thereafter	1.1
Total Debt	1,590.4
Less: Unamortized debt issuance costs	$(17.5)
Net debt	$1,572.9

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Consolidated Balance Sheet, excluding debt acquisition costs (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of December 31, 2016 and 2015, as follows (in millions, except for quotes):

2016	Book Value	Quote	FV
6-1/2% Senior Notes	$300.0	$1.02500	$308
6% Senior Notes	$850.0	$1.02750	$873
2014 Credit Agreement Term Loan (net of discount) – USD	$223.5	$1.00000	$224
2014 Credit Agreement Term Loan (net of discount) – EUR	$205.1	$0.99500	$204

2015	Book Value	Quote	FV
6-1/2% Senior Notes	$300.0	$0.96000	$288
6% Senior Notes	$850.0	$0.91500	$778
2014 Credit Agreement Term Loan (net of discount) – USD	$225.5	$0.99000	$223
2014 Credit Agreement Term Loan (net of discount) – EUR	$213.7	$0.99750	$213

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

The Company paid $96.2 million, $98.9 million and $105.9 million of interest in 2016, 2015 and 2014, respectively.

NOTE P – LEASE COMMITMENTS

Future minimum noncancellable operating lease payments at December 31, 2016 are as follows (in millions):

Operating Leases
2017	$32.5
2018	21.0
2019	16.4
2020	11.2
2021	10.5
Thereafter	40.7
Total minimum obligations	$132.3

Most of the Company’s operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was $44.3 million, $49.6 million, and $50.4 million in 2016, 2015 and 2014, respectively.

NOTE Q– RETIREMENT PLANS AND OTHER BENEFITS

U.S. Pension Plan

As of December 31, 2016, the Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”). Participation in the Terex Plan for all employees has been frozen. Participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only. The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company’s policy generally to fund the Terex Plan based on the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds.

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

During July 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP 21”) was enacted in the U.S. MAP 21 provided short-term relief of minimum contribution requirements by increasing the interest rates used to value pension liabilities beginning January 1, 2012 and increased the premiums due to the Pension Benefit Guaranty Corporation beginning in 2013 through 2015. On July 31, 2014, Congress passed the “Highway and Transportation Funding Act of 2014” (“HFTA-2014”). Included in HFTA-2014 were provisions to further stabilize the interest rates used in valuing pension liabilities. As a result of the provisions of MAP 21 and HFTA-2014, and existing funding commitments, there were no minimum contribution requirements for the 2016, 2015 and 2014 plan years.

Non-U.S. Plans

The Company maintains defined benefit plans in France, Germany, India, Switzerland and the United Kingdom for some of its subsidiaries. Participation in the United Kingdom plan has been frozen. The United Kingdom plan is a funded plan and the Company funds this plan in accordance with funding regulations in the United Kingdom and a negotiated agreement between the Company and the plan’s trustees. The plans in France, Germany and India are unfunded plans. For the Company’s operations in Italy there are mandatory termination indemnity plans providing a benefit payable upon termination of employment in substantially all cases of termination. The Company records this obligation based on mandated requirements. The measure of current obligation is not dependent on the employees’ future service and therefore is measured at current value.

Other Post-employment Benefits

The Company has several non-pension post-retirement benefit programs. The Company provides post-employment health and life insurance benefits to certain former salaried and hourly employees. The health care programs are contributory, with participants’ contributions adjusted annually, and the life insurance plan is noncontributory.

Savings Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, contribute to certain of these plans. The Company’s Common Stock held in a rabbi trust pursuant to the Deferred Compensation Plan is treated in a manner similar to treasury stock.  The number of shares of the Company’s Common Stock held in the rabbi trust was 0.9 million and 0.8 million at December 31, 2016 and 2015, respectively.

Charges recognized for the Deferred Compensation Plan and these other savings plans were $19.3 million, $20.6 million and $18.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. For the years ended December 31, 2016, 2015 and 2014, Company matching contributions to tax deferred savings plans were invested at the direction of plan participants.

Information regarding the Company’s plans, including SERP, was as follows (in millions, except percent values):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2016	2015	2016	2015	2016	2015
Accumulated benefit obligation at end of year	$161.2	$167.2	$209.7	$214.9
Change in benefit obligation:
Benefit obligation at beginning of year	$174.0	$184.9	$217.1	$243.0	$4.9	$5.7
Service cost	0.6	1.1	3.1	2.9	—	—
Interest cost	7.1	7.2	6.5	6.9	0.2	0.2
Transfer to Held for Sale	—	—	(5.5)	—	—	—
Actuarial loss (gain)	2.5	(7.8)	25.9	(9.9)	(0.6)	(0.5)
Benefits paid	(16.6)	(11.4)	(9.4)	(8.8)	(0.3)	(0.5)
Foreign exchange effect	—	—	(26.2)	(17.0)	—	—
Benefit obligation at end of year	167.6	174.0	211.5	217.1	4.2	4.9
Change in plan assets:
Fair value of plan assets at beginning of year	123.1	136.8	111.2	119.0	—	—
Actual return on plan assets	9.5	(2.4)	18.4	(0.3)	—	—
Employer contribution	1.1	0.1	6.7	7.2	0.3	0.5
Employee contribution	—	—	0.4	0.3	—	—
Benefits paid	(16.6)	(11.4)	(9.4)	(8.8)	(0.3)	(0.5)
Foreign exchange effect	—	—	(19.0)	(6.2)	—	—
Fair value of plan assets at end of year	117.1	123.1	108.3	111.2	—	—
Funded status	$(50.5)	$(50.9)	$(103.2)	$(105.9)	$(4.2)	$(4.9)
Amounts recognized in the statement of financial position consist of:
Current liabilities	$1.2	$1.0	$2.4	$3.1	$0.5	$0.6
Non-current liabilities	49.3	49.9	100.8	102.8	3.7	4.3
Total liabilities	$50.5	$50.9	$103.2	$105.9	$4.2	$4.9
Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial net loss	$75.6	$78.5	$148.5	$126.5	$—	$0.6
Prior service cost	0.3	0.4	(2.2)	0.2	—	—
Total amounts recognized in accumulated other comprehensive loss	$75.9	$78.9	$146.3	$126.7	$—	$0.6

	U.S. Pension Benefits			Non-U.S.Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Weighted-average assumptions as of December 31:
Discount rate(1)	4.03%	4.20%	4.02%	2.27%	3.23%	2.97%	3.81%	3.91%	3.74%
Expected return on plan assets	7.00%	7.50%	7.50%	5.90%	5.93%	5.96%	N/A	N/A	N/A
Rate of compensation increase(1)	3.75%	3.75%	3.75%	0.89%	0.83%	0.84%	N/A	N/A	N/A

(1) The weighted average assumptions as of December 31 are used to calculate the funded status at the end of the current year and the net periodic cost for the subsequent year.

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Components of net periodic cost:
Service cost	$0.6	$1.1	$0.9	$3.1	$2.9	$1.6	$—	$—	$—
Interest cost	7.1	7.2	7.2	6.5	6.9	8.9	0.2	0.2	0.2
Expected return on plan assets	(8.3)	(9.9)	(9.2)	(6.0)	(7.0)	(6.7)	—	—	—
Recognition of prior service cost	0.2	0.1	0.1	—	—	2.0	—	—	—
Amortization of actuarial loss	4.2	3.8	2.1	2.5	3.2	1.8	—	0.1	0.1
Other	—	—	—	(0.4)	(0.3)	—	—	—	—
Net periodic cost	$3.8	$2.3	$1.1	$5.7	$5.7	$7.6	$0.2	$0.3	$0.3

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2016	2015	2016	2015	2016	2015
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net (gain) loss	$1.3	$4.3	$39.7	$(12.9)	$(0.6)	$(0.5)
Amortization of actuarial losses	(4.2)	(3.7)	(5.6)	(7.5)	—	—
Amortization of prior service cost	(0.1)	(0.1)	(2.3)	(0.1)	—	—
Foreign exchange effect	—	—	(12.2)	(12.7)	—	—
Total recognized in other comprehensive income (loss)	$(3.0)	$0.5	$19.6	$(33.2)	$(0.6)	$(0.5)

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
Amounts expected to be recognized as components of net periodic cost for the year ending December 31, 2017:
Actuarial net loss	$4.1	$3.3	$—
Prior service cost	0.1	—	—
Total amount expected to be recognized as components of net periodic cost for the year ending December 31, 2017	$4.2	$3.3	$—

For the Company’s plans, including the SERP, that have accumulated benefit obligations in excess of plan assets the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were (in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2016	2015	2016	2015
Projected benefit obligation	$167.6	$174.0	$211.5	$217.1
Accumulated benefit obligation	$161.2	$167.2	$209.7	$214.9
Fair value of plan assets	$117.1	$123.1	$108.3	$111.2

Determination of plan obligations and associated expenses requires the use of actuarial valuations based on certain economic assumptions, which includes discount rates and expected rates of return on plan assets.  The discount rate enables the Company to estimate the present value of expected future cash flows on the measurement date. The rate used reflects a rate of return on high-quality fixed income investments that matches the duration of expected benefit payments at the December 31 measurement date.

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

The Company’s overall investment strategy for the U.S. defined benefit plan balances two objectives, investing in fixed income securities whose maturity broadly matches the maturity of the pension liabilities and investing in equities and other assets expected to generate higher returns. The Company invests through a number of investment funds with diversified asset types, strategies and managers. Equity securities, including investments in large to small-cap companies in the U.S. and internationally, constitute approximately 32% and 31% of the portfolio at December 31, 2016 and 2015, respectively. Fixed income securities including corporate bonds of companies from diversified industries, U.S. Treasuries and other securities, which may include mortgage-backed securities, asset-backed securities and collateralized mortgage obligations, constitute approximately 68% and 69% of the portfolio at December 31, 2016 and 2015, respectively. The target investment allocation for 2017 is approximately 22% to 36% for equity securities and approximately 64% to 78% for fixed income securities.

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

The overall investment strategy for Non-U.S. defined benefit plans is to achieve a mix of investments to support long-term growth and minimize volatility while maximizing rates of return by diversification of asset types, fund strategies and fund managers.  Fixed income investments include investments in European government securities and European corporate bonds and constitute approximately 72% of the portfolio at December 31, 2016 and 2015. Equity investments, multi-asset investment funds and real estate investments that invest in a diversified range of property principally in the retail, office and industrial/warehouse sectors constitute approximately 28% of the portfolio at December 31, 2016 and 2015. Investments of the plans primarily include investments in companies from diversified industries with approximately 93% invested internationally and 7% invested in North America. The target investment allocations to support our investment strategy for 2017 are approximately 65% to 66% fixed income securities and approximately 34% to 35% equity securities, multi-asset investment funds and real estate investments.

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

On January 1, 2016, the Company adopted ASU 2015-07, “Fair Value Measurement (Topic 820); Disclosures for Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent)” (“ASU 2015-07”). This ASU includes a practical expedient to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured at the net asset value per share. ASU 2015-07 requires retroactive application and resulted in a reclassification of plan assets of $119.5 million in 2015 from Level 2 to Net asset value (“NAV”).

The fair value of the Company’s plan assets at December 31, 2016 are as follows (in millions):

	U.S. Pension Plan				Non-U.S. Pension Plans
	Total	Level 1	Level 2	NAV	Total	Level 1	Level 2	NAV
Cash, including money market funds	$2.5	$2.5	$—	$—	$2.1	$2.1	$—	$—
U.S. equities	28.6	—	—	28.6	5.9	—	5.9	—
Non-U.S. equities	8.7	—	—	8.7	21.2	—	21.2	—
U.S. corporate bonds	56.4	—	—	56.4	0.9	—	0.9	—
Non-U.S. corporate bonds	—	—	—	—	17.7	—	17.7	—
U.S. government securities	12.7	—	—	12.7	0.6	—	0.6	—
Non-U.S. government securities	0.3	—	—	0.3	29.3	—	29.3	—
Real estate	—	—	—	—	2.8	—	2.8	—
Other securities	7.9	—	—	7.9	27.8	—	27.8	—
Total investments measured at fair value	$117.1	$2.5	$—	$114.6	$108.3	$2.1	$106.2	$—

The fair value of the Company’s plan assets at December 31, 2015 are as follows (in millions):

	U.S. Pension Plan				Non-U.S. Pension Plans
	Total	Level 1	Level 2	NAV	Total	Level 1	Level 2	NAV
Cash, including money market funds	$3.6	$3.6	$—	$—	$4.4	$4.4	$—	$—
U.S. equities	28.5	—	—	28.5	6.3	—	6.3	—
Non-U.S. equities	9.3	—	—	9.3	21.7	—	21.7	—
U.S. corporate bonds	58.7	—	—	58.7	0.1	—	0.1	—
Non-U.S. corporate bonds	—	—	—	—	20.3	—	20.3	—
U.S. government securities	14.0	—	—	14.0	—	—	—	—
Non-U.S. government securities	0.1	—	—	0.1	29.8	—	29.8	—
Real estate	—	—	—	—	3.4	—	3.4	—
Other securities	8.9	—	—	8.9	25.2	—	25.2	—
Total investments measured at fair value	$123.1	$3.6	$—	$119.5	$111.2	$4.4	$106.8	$—

The Company plans to contribute approximately $1 million to its U.S. defined benefit pension and post-retirement plans and approximately $7 million to its non-U.S. defined benefit pension plans in 2017.  During the year ended December 31, 2016, the Company contributed $1.4 million to its U.S. defined benefit pension plans and post-retirement plans and $6.7 million to its non-U.S. defined benefit pension plans.

The Company’s estimated future benefit payments under its plans are as follows (in millions):

Year Ending December 31,	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
2017	$11.6	$8.4	$0.5
2018	$11.4	$6.6	$0.4
2019	$11.3	$6.9	$0.4
2020	$11.4	$7.1	$0.4
2021	$11.2	$7.6	$0.3
2022-2026	$54.5	$41.5	$1.4

For the other benefits, for measurement purposes, a 6.50% rate of increase in the per capita cost of covered health care benefits was assumed for 2017, decreasing one-half percentage point per year until it reaches 4.50% for 2021 and thereafter. Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plan.

A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total service and interest cost components	$—	$—
Effect on post-retirement benefit obligation	$0.2	$(0.2)

NOTE R– STOCKHOLDERS’ EQUITY

On December 31, 2016, there were 129.6 million shares of Common Stock issued and 105.0 million shares of Common Stock outstanding. Of the 170.4 million unissued shares of Common Stock at that date, 3.5 million shares of Common Stock were reserved for issuance for the exercise of stock options and the vesting of restricted stock.

Common Stock in Treasury. The Company values treasury stock on an average cost basis. As of December 31, 2016, the Company held 24.6 million shares of Common Stock in treasury totaling $935.1 million, including 0.9 million shares held in a trust for the benefit of the Company’s Deferred Compensation Plan at a total of $19.7 million.

Preferred Stock. The Company’s certificate of incorporation was amended in June 1998 to authorize 50.0 million shares of preferred stock, $0.01 par value per share. As of December 31, 2016 and 2015, there were no shares of preferred stock outstanding.

Long-Term Incentive Plans. In May 2009, the stockholders approved the Terex Corporation 2009 Omnibus Incentive Plan (the “2009 Plan”). The purpose of the 2009 Plan is to provide a means whereby employees, directors and third-party service providers of the Company develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its stockholders. The 2009 Plan provides for incentive compensation in the form of (i) options to purchase shares of Common Stock, (ii) stock appreciation rights, (iii) restricted stock awards and restricted stock units, (iv) other stock awards, (v) cash awards, and (vi) performance awards. The maximum number of shares available for issuance under the 2009 Plan is 8.0 million shares plus the number of shares remaining available for issuance under the Terex Corporation 2000 Incentive Plan (the “2000 Plan”) and the 1996 Terex Corporation Long-Term Incentive Plan (the “1996 Plan”). As of December 31, 2016, 2.5 million shares were available for grant under the 2009 Plan.

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

Substantially all stock option grants under the 2000 Plan and the 1996 Plan vested over a four year period and have a contractual life of ten years. There were no options granted during the years ended December 31, 2016, 2015 or 2014, and the intrinsic value of all options outstanding is zero.

The following table is a summary of stock options under all of the Company’s plans.

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	141,223	$47.50
Exercised	—	$—
Canceled or expired	(128,164)	$45.71
Outstanding at December 31, 2016	13,059	$65.17	0.60	$—
Exercisable at December 31, 2016	13,059	$65.17	0.60	$—
Vested at December 31, 2016	13,059	$65.17	0.60	$—

Under the 2009 Plan, 2000 Plan and the 1996 Plan, approximately 11% of all restricted stock awards outstanding vest over a four year period and approximately 89% of all restricted stock awards vest over a three year period with approximately 70% of these awards vesting on the first three anniversary dates and approximately 30% vesting at the end of the three year period. Approximately 38% of the outstanding restricted stock awards are subject to performance targets and market conditions that may or may not be met and for which the performance period has not yet been completed.

The fair value of restricted stock awards is based on the market price at the date of grant except for 0.9 million shares based on a market condition. The Company uses the Monte Carlo method to provide grant date fair value for awards with a market condition. The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award. The following table presents the weighted-average assumptions used in the valuations:

	Grant date	Grant date	Grant date	Grant date
	March 3, 2016	March 5, 2015	March 5, 2015	February 26, 2014
Dividend yields	1.22%	0.91%	0.91%	0.46%
Expected volatility	45.59%	45.48%	37.00%	56.84%
Risk free interest rate	0.97%	0.98%	0.58%	0.63%
Expected life (in years)	3	3	2	3
Grant date fair value per share	$29.24	$28.10	$25.60	$53.17

As of December 31, 2016, unrecognized compensation costs related to restricted stock totaled approximately $40.6 million, which will be expensed over a weighted average period of 1.8 years.  The grant date weighted average fair value for restricted stock awards during the years ended December 31, 2016, 2015 and 2014 was $23.95, $26.83 and $44.23, respectively.  The total fair value of shares vested for restricted stock awards was $35.1 million, $42.6 million and $36.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

During the year ended December 31, 2016, the Company issued 64 thousand shares of its outstanding Common Stock which were contributed into a deferred compensation plan under a Rabbi Trust.

The following table is a summary of restricted stock awards under all of the Company’s plans:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	3,092,943	$30.29
Granted	2,015,229	$23.95
Vested	(1,034,666)	$33.94
Canceled, expired or other	(542,318)	$29.61
Nonvested at December 31, 2016	3,531,188	$25.42

Tax benefits associated with stock-based compensation were $12.6 million, $12.4 million and $14.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. The excess tax benefit for all stock-based compensation is included in the Consolidated Statement of Cash Flows as an operating cash outflow and a financing cash inflow.

Comprehensive Income (Loss).  The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):
Accumulated Other Comprehensive Income (Loss) Attributable to Terex Corporation

	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$(7.9)	$2.7	$—	$(111.3)	$(116.5)
Current year change	(237.6)	(3.4)	1.6	(73.9)	(313.3)
Balance at December 31, 2014	(245.5)	(0.7)	1.6	(185.2)	(429.8)
Current year change	(247.2)	3.0	(7.9)	32.3	(219.8)
Balance at December 31, 2015	(492.7)	2.3	(6.3)	(152.9)	(649.6)
Current year change	(122.6)	(4.7)	6.9	(9.4)	(129.8)
Balance at December 31, 2016	$(615.3)	$(2.4)	$0.6	$(162.3)	$(779.4)

Accumulated Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest

	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$0.9	$—	$—	$—	$0.9
Current year change	(0.1)	—	—	—	(0.1)
Balance at December 31, 2014	0.8	—	—	—	0.8
Current year change	(0.1)	—	—	—	(0.1)
Balance at December 31, 2015	0.7	—	—	—	0.7
Current year change	(0.4)	—	—	—	(0.4)
Balance at December 31, 2016	$0.3	$—	$—	$—	$0.3

Accumulated Other Comprehensive Income (Loss)

	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$(7.0)	$2.7	$—	$(111.3)	$(115.6)
Current year change	(237.7)	(3.4)	1.6	(73.9)	(313.4)
Balance at December 31, 2014	(244.7)	(0.7)	1.6	(185.2)	(429.0)
Current year change	(247.3)	3.0	(7.9)	32.3	(219.9)
Balance at December 31, 2015	(492.0)	2.3	(6.3)	(152.9)	(648.9)
Current year change	(123.0)	(4.7)	6.9	(9.4)	(130.2)
Balance at December 31, 2016	$(615.0)	$(2.4)	$0.6	$(162.3)	$(779.1)
As of December 31, 2016, accumulated other comprehensive income for the pension liability adjustment and the derivative hedging adjustment are net of a tax benefit of $59.9 million and $0.7 million, respectively.

Changes in Accumulated Other Comprehensive Income (Loss)
The table below presents changes in AOCI by component for the year ended December 31, 2016 and 2015. All amounts are net of tax (in millions).

	Year ended December 31, 2016					Year ended December 31, 2015
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(492.0)	$2.3	$(6.3)	$(152.9)	$(648.9)	$(244.7)	$(0.7)	$1.6	$(185.2)	$(429.0)
Other comprehensive income before reclassifications	(121.1)	(5.7)	3.9	(16.1)	(139.0)	(247.3)	9.2	(7.9)	22.7	(223.3)
Amounts reclassified from AOCI	(1.9)	1.0	3.0	6.7	8.8	—	(6.2)	—	9.6	3.4
Net Other Comprehensive Income (Loss)	(123.0)	(4.7)	6.9	(9.4)	(130.2)	(247.3)	3.0	(7.9)	32.3	(219.9)
Ending balance	$(615.0)	$(2.4)	$0.6	$(162.3)	$(779.1)	$(492.0)	$2.3	$(6.3)	$(152.9)	$(648.9)

Share Repurchases and Dividends

In February 2015, the Company announced authorization by its Board of Directors for the repurchase of up to $200 million of the Company’s outstanding shares of common stock. During the year ended December 31, 2016, the Company repurchased 3.5 million shares for $81.3 million under this program. During the year ended December 31, 2015, the Company repurchased 1.9 million shares for $50.0 million. In February 2017, the Company’s Board of Directors announced authorization for the repurchase of up to an additional $350 million of the Company’s outstanding shares of common stock. The Company’s Board of Directors declared and paid a dividend of $0.07 and $0.06 per share in each quarter of 2016 and 2015, respectively. Additionally, the Company’s Board of Directors declared a dividend of $0.08 per share in the first quarter of 2017 which will be paid in March 2017.

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

Demag Cranes AG Appraisal Proceedings

In connection with the Company’s purchase of Demag Cranes AG (a component of MHPS), certain former shareholders of Demag Cranes AG initiated appraisal proceedings relating to (i) a domination and profit loss transfer agreement between Demag Cranes AG and Terex Germany GmbH & Co. KG (the “DPLA Proceeding”) and (ii) the squeeze out of the former Demag Cranes AG shareholders (the “Squeeze out Proceeding”) against the Company alleging that the Company did not pay fair value for the shares of Demag Cranes AG. The Company believes it did pay fair value for the shares of Demag Cranes AG and that no further payment from the Company to any former shareholders of Demag Cranes AG is required. The initial court ruling in the DPLA Proceeding was in favor of the Company and against the claimants ( i.e. no increase in compensation was owed to the former shareholders). However, the court did rule that the costs of the proceedings, including legal costs for both parties, would need to be borne by Terex. This initial court ruling in the DPLA Proceeding is being appealed. The Squeeze out Proceeding is still in the relatively early stages. While the Company believes the position of the former shareholders of Demag Cranes AG is without merit and is vigorously opposing it, no assurance can be given as to the final resolution of these disputes or that the Company will not ultimately be required to make an additional payment as a result of such disputes, which amount could be material.

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

As of December 31, 2016 and 2015, the Company’s maximum exposure to such credit guarantees was $42.3 million and $39.8 million, respectively, including total guarantees issued by a German subsidiary, part of the Cranes segment, of $16.3 million and $19.0 million, respectively (credit guarantees as of December 31, 2016 and 2015 include $2.0 million and $1.7 million of guarantees related to discontinued operations, respectively). The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. Maximum exposure for residual value guarantees issued by the Company totaled $7.1 million and 3.7 million as of December 31, 2016 and 2015, respectively. The Company is generally able to mitigate risk associated with these guarantees because the maturity of guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to the functionality and state of repair of the machine.  As of December 31, 2016 and 2015, the Company’s maximum exposure pursuant to buyback guarantees was $3.5 million and $6.9 million, respectively ($3.2 million and $6.6 million related to discontinued operations, respectively). The Company is generally able to mitigate risk of these guarantees because maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

See Note B – “Basis of Presentation – Revenue Recognition,” for a discussion of revenue recognition on arrangements with buyback guarantees.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheet of $3.8 million and $3.1 million as of December 31, 2016 and 2015, respectively, for the estimated fair value of all guarantees provided.

There can be no assurance that the Company’s historical experience in used equipment markets will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in the used equipment markets at the time of loss.

NOTE T – CONSOLIDATING FINANCIAL STATEMENTS

During 2012, the Company sold and issued the 6% Notes and the 6-1/2% Notes (collectively the “Notes”) (see Note O – “Long-Term Obligations”). The Notes are jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): CMI Terex Corporation, Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Terex Advance Mixer, Inc., Terex Aerials, Inc., Terex Financial Services, Inc., Terex South Dakota, Inc., Terex USA, LLC, Terex Utilities, Inc. and Terex Washington, Inc.  Wholly-owned Guarantors are 100% owned by the Company. All of the guarantees are full and unconditional.  The guarantees of the Wholly-owned Guarantors are subject to release in limited circumstances only upon the occurrence of certain customary conditions. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the Notes.

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

The condensed consolidating statements of income (loss) and cash flows for the year ended December 31, 2014 have been retrospectively adjusted to reflect this update to our wholly-owned guarantor subsidiaries as though ASV had been a non-guarantor in all applicable periods presented.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2016
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$5.9	$2,473.6	$2,741.2	$(777.6)	$4,443.1
Cost of goods sold	(5.1)	(2,160.4)	(2,324.7)	759.5	(3,730.7)
Gross profit	0.8	313.2	416.5	(18.1)	712.4
Selling, general and administrative expenses	(72.0)	(240.4)	(389.9)	18.1	(684.2)
Goodwill and intangible asset impairment	—	(43.4)	(132.6)	—	(176.0)
Income (loss) from operations	(71.2)	29.4	(106.0)	—	(147.8)
Interest income	96.9	68.7	1.9	(163.2)	4.3
Interest expense	(149.2)	(8.4)	(107.6)	163.2	(102.0)
Income (loss) from subsidiaries	43.5	8.2	(4.1)	(47.6)	—
Other income (expense) – net	(56.9)	49.5	(17.8)	—	(25.2)
Income (loss) from continuing operations before income taxes	(136.9)	147.4	(233.6)	(47.6)	(270.7)
(Provision for) benefit from income taxes	(56.4)	43.5	90.3	—	77.4
Income (loss) from continuing operations	(193.3)	190.9	(143.3)	(47.6)	(193.3)
Income from discontinued operations – net of tax	14.3	6.4	13.9	(20.3)	14.3
Gain (loss) on disposition of discontinued operations – net of tax	0.5	—	3.0	—	3.5
Net income (loss)	(178.5)	197.3	(126.4)	(67.9)	(175.5)
Net loss (income) from continuing operations attributable to noncontrolling interest	—	—	0.3	—	0.3
Net loss (income) from discontinued operations attributable to noncontrolling interest	—	—	(0.9)	—	(0.9)
Net income (loss) attributable to Terex Corporation	$(178.5)	$197.3	$(127.0)	$(67.9)	$(176.1)

Comprehensive income (loss), net of tax	$(305.9)	$195.8	$(112.9)	$(82.7)	$(305.7)
Comprehensive loss (income) attributable to noncontrolling interest	—	—	(0.2)	—	(0.2)
Comprehensive income (loss) attributable to Terex Corporation	$(305.9)	$195.8	$(113.1)	$(82.7)	$(305.9)

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2015
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$10.0	$3,008.0	$2,928.0	$(924.3)	$5,021.7
Cost of goods sold	(8.0)	(2,503.5)	(2,463.3)	924.3	(4,050.5)
Gross profit	2.0	504.5	464.7	—	971.2
Selling, general and administrative expenses	(26.8)	(260.5)	(360.2)	—	(647.5)
Income (loss) from operations	(24.8)	244.0	104.5	—	323.7
Interest income	103.6	68.7	1.9	(170.4)	3.8
Interest expense	(155.2)	(6.5)	(116.8)	170.4	(108.1)
Income (loss) from subsidiaries	239.3	8.6	(3.0)	(244.9)	—
Other income (expense) – net	(67.7)	41.1	2.9	—	(23.7)
Income (loss) from continuing operations before income taxes	95.2	355.9	(10.5)	(244.9)	195.7
(Provision for) benefit from income taxes	33.0	(79.5)	(21.0)	—	(67.5)
Income (loss) from continuing operations	128.2	276.4	(31.5)	(244.9)	128.2
Income (loss) from discontinued operations – net of tax	17.5	2.4	18.6	(21.1)	17.4
Gain (loss) on disposition of discontinued operations – net of tax	0.7	—	2.7	—	3.4
Net income (loss)	146.4	278.8	(10.2)	(266.0)	149.0
Net loss (income) from continuing operations attributable to noncontrolling interest	—	—	0.2	—	0.2
Net loss (income) from discontinued operations attributable to noncontrolling interest	—	—	(3.3)	—	(3.3)
Net income (loss) attributable to Terex Corporation	$146.4	$278.8	$(13.3)	$(266.0)	$145.9

Comprehensive income (loss), net of tax	(73.9)	277.1	(166.3)	(107.8)	(70.9)
Comprehensive loss (income) attributable to noncontrolling interest	—	—	(3.0)	—	(3.0)
Comprehensive income (loss) attributable to Terex Corporation	$(73.9)	$277.1	$(169.3)	$(107.8)	$(73.9)

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2014
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$42.5	$3,257.0	$3,210.2	$(1,025.7)	$5,484.0
Cost of goods sold	(39.2)	(2,679.8)	(2,739.2)	1,025.7	(4,432.5)
Gross profit	3.3	577.2	471.0	—	1,051.5
Selling, general and administrative expenses	(29.4)	(237.4)	(384.7)	—	(651.5)
Income (loss) from operations	(26.1)	339.8	86.3	—	400.0
Interest income	129.7	73.8	3.9	(201.4)	6.0
Interest expense	(170.5)	(16.6)	(137.0)	201.4	(122.7)
Income (loss) from subsidiaries	348.8	9.4	(2.9)	(355.3)	—
Other income (expense) – net	(36.1)	4.7	26.7	—	(4.7)
Income (loss) from continuing operations before income taxes	245.8	411.1	(23.0)	(355.3)	278.6
(Provision for) benefit from income taxes	6.2	(24.3)	(8.5)	—	(26.6)
Income (loss) from continuing operations	252.0	386.8	(31.5)	(355.3)	252.0
Income (loss) from discontinued operations – net of tax	8.9	5.4	8.0	(13.4)	8.9
Gain (loss) on disposition of discontinued operations – net of tax	7.3	—	50.7	0.6	58.6
Net income (loss)	268.2	392.2	27.2	(368.1)	319.5
Net loss (income) from continuing operations attributable to noncontrolling interest	—	—	1.5	—	1.5
Net loss (income) from discontinued operations attributable to noncontrolling interest	—	—	(2.0)	—	(2.0)
Net income (loss) attributable to Terex Corporation	$268.2	$392.2	$26.7	$(368.1)	$319.0

Comprehensive income (loss), net of tax	$5.7	$388.8	$(223.1)	$(165.3)	$6.1
Comprehensive loss (income) attributable to noncontrolling interest	—	—	(0.4)	—	(0.4)
Comprehensive income (loss) attributable to Terex Corporation	$5.7	$388.8	$(223.5)	$(165.3)	$5.7

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2016
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$50.7	$0.4	$377.4	$—	$428.5
Trade receivables – net	5.2	167.0	340.3	—	512.5
Intercompany receivables	28.7	37.8	88.8	(155.3)	—
Inventories	0.5	310.6	542.7	—	853.8
Prepaid and other current assets	55.3	71.1	46.4	—	172.8
Current assets held for sale	—	15.1	717.8	—	732.9
Total current assets	140.4	602.0	2,113.4	(155.3)	2,700.5
Property, plant and equipment – net	32.7	148.4	123.5	—	304.6
Goodwill	—	120.7	139.0	—	259.7
Non-current intercompany receivables	1,257.8	2,917.2	13.1	(4,188.1)	—
Investment in and advances to (from) subsidiaries	4,120.8	90.9	94.1	(4,278.6)	27.2
Other assets	109.8	175.8	257.9	—	543.5
Non-current assets held for sale	0.1	119.7	1,051.5	—	1,171.3
Total assets	$5,661.6	$4,174.7	$3,792.5	$(8,622.0)	$5,006.8

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$—	$0.2	$13.6	$—	$13.8
Trade accounts payable	40.3	197.6	284.8	—	522.7
Intercompany payables	4.0	42.3	109.0	(155.3)	—
Accruals and other current liabilities	62.3	113.3	241.1	—	416.7
Current liabilities held for sale	—	13.3	440.5	—	453.8
Total current liabilities	106.6	366.7	1,089.0	(155.3)	1,407.0
Long-term debt, less current portion	1,140.4	—	421.6	—	1,562.0
Non-current intercompany payables	2,884.3	—	1,303.8	(4,188.1)	—
Other non-current liabilities	45.6	34.8	124.1	—	204.5
Non-current liabilities held for sale	—	—	312.1	—	312.1
Total stockholders’ equity	1,484.7	3,773.2	541.9	(4,278.6)	1,521.2
Total liabilities, noncontrolling interest and stockholders’ equity	$5,661.6	$4,174.7	$3,792.5	$(8,622.0)	$5,006.8

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2015
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$91.7	$0.2	$279.3	$—	$371.2
Trade receivables – net	5.2	241.7	456.4	—	703.3
Intercompany receivables	57.5	55.3	64.7	(177.5)	—
Inventories	—	424.2	639.4	—	1,063.6
Prepaid and other current assets	108.6	33.9	110.0	—	252.5
Current assets held for sale	—	17.1	732.5	—	749.6
Total current assets	263.0	772.4	2,282.3	(177.5)	3,140.2
Property, plant and equipment – net	57.9	145.9	168.1	—	371.9
Goodwill	—	162.2	296.9	—	459.1
Non-current intercompany receivables	1,353.8	2,786.4	72.9	(4,213.1)	—
Investment in and advances to (from) subsidiaries	4,010.2	94.4	95.2	(4,154.5)	45.3
Other assets	29.2	104.3	305.5	—	439.0
Non-current assets held for sale	—	29.5	1,131.0	—	1,160.5
Total assets	$5,714.1	$4,095.1	$4,351.9	$(8,545.1)	$5,616.0
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$—	$0.7	$65.7	$—	$66.4
Trade accounts payable	21.4	222.8	316.5	—	560.7
Intercompany payables	3.1	56.6	117.8	(177.5)	—
Accruals and other current liabilities	59.8	113.5	212.2	—	385.5
Current liabilities held for sale	—	17.6	428.4	—	446.0
Total current liabilities	84.3	411.2	1,140.6	(177.5)	1,458.6
Long-term debt, less current portion	1,138.1	1.2	590.5	—	1,729.8
Non-current intercompany payables	2,562.3	—	1,650.8	(4,213.1)	—
Other non-current liabilities	52.0	35.3	129.8	—	217.1
Non-current liabilities held for sale	—	—	298.5	—	298.5
Total stockholders’ equity	1,877.4	3,647.4	541.7	(4,154.5)	1,912.0
Total liabilities, noncontrolling interest and stockholders’ equity	$5,714.1	$4,095.1	$4,351.9	$(8,545.1)	$5,616.0

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2016
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(253.0)	$420.7	$193.6	$5.7	$367.0
Cash flows from investing activities
Capital expenditures	(2.4)	(32.0)	(38.6)	—	(73.0)
Acquisitions, net of cash acquired	—	—	(7.0)	—	(7.0)
Proceeds (payments) from disposition of discontinued operations	—	—	3.5	—	3.5
Proceeds from sale of assets	0.1	5.4	61.7	—	67.2
Intercompany investing activities (1)	327.0	(97.5)	(23.4)	(206.1)	—
Other investing activities, net	—	—	26.6	(29.1)	(2.5)
Net cash provided by (used in) investing activities	324.7	(124.1)	22.8	(235.2)	(11.8)
Cash flows from financing activities
Repayments of debt	(1,013.2)	(1.7)	(271.4)	—	(1,286.3)
Proceeds from issuance of debt	1,013.4	—	84.3	—	1,097.7
Proceeds from (purchase of) noncontrolling interest, net	—	—	2.9	—	2.9
Intercompany financing activities (1)	—	(297.1)	67.6	229.5	—
Share repurchases	(82.7)	—	—	—	(82.7)
Dividends paid	(30.0)	—	—	—	(30.0)
Other financing activities, net	—	—	(1.7)	—	(1.7)
Net cash provided by (used in) financing activities	(112.5)	(298.8)	(118.3)	229.5	(300.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	(19.7)	—	(19.7)
Net increase (decrease) in cash and cash equivalents	(40.8)	(2.2)	78.4	—	35.4
Cash and cash equivalents, beginning of period	91.6	3.1	371.8	—	466.5
Cash and cash equivalents, end of period	$50.8	$0.9	$450.2	$—	$501.9

(1)	Intercompany investing and financing activities include cash pooling activity between Terex Corporation and Wholly-Owned Guarantors.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2015
(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(510.0)	$647.6	$277.4	$(202.1)	$212.9
Cash flows from investing activities
Capital expenditures	(1.6)	(41.9)	(60.3)	—	(103.8)
Acquisitions, net of cash acquired	—	(52.1)	(19.1)	—	(71.2)
Proceeds from disposition of discontinued operations	(3.4)	—	3.2	—	(0.2)
Proceeds from sale of assets	(1.0)	0.9	3.2	—	3.1
Intercompany investing activities (1)	713.3	—	(231.6)	(481.7)	—
Other investing activities, net	—	—	33.9	(34.5)	(0.6)
Net cash provided by (used in) investing activities	707.3	(93.1)	(270.7)	(516.2)	(172.7)
Cash flows from financing activities
Repayments of debt	(1,317.4)	(7.8)	(72.6)	—	(1,397.8)
Proceeds from issuance of debt	1,188.7	—	274.1	—	1,462.8
Proceeds from (purchase of) noncontrolling interest, net	—	—	(1.2)	—	(1.2)
Intercompany financing activities (1)	—	(545.5)	(172.8)	718.3	—
Share repurchases	(50.8)	—	—	—	(50.8)
Dividends paid	(25.8)	—	—	—	(25.8)
Other financing activities, net	0.6	—	(2.2)	—	(1.6)
Net cash provided by (used in) financing activities	(204.7)	(553.3)	25.3	718.3	(14.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	(37.5)	—	(37.5)
Net increase (decrease) in cash and cash equivalents	(7.4)	1.2	(5.5)	—	(11.7)
Cash and cash equivalents, beginning of period	99.0	1.9	377.3	—	478.2
Cash and cash equivalents, end of period	$91.6	$3.1	$371.8	$—	$466.5

(1)	Intercompany investing and financing activities include cash pooling activity between Terex Corporation and Wholly-Owned Guarantors.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2014
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(113.4)	$901.9	$35.2	$(413.0)	$410.7
Cash flows from investing activities
Capital expenditures	(4.4)	(31.8)	(45.3)	—	(81.5)
Acquisitions, net of cash acquired	—	—	(7.4)	—	(7.4)
Other investments	(20.0)	—	—	—	(20.0)
Proceeds (payments) from disposition of discontinued operations	31.3	—	130.9	—	162.2
Proceeds from sale of assets	25.0	12.1	6.2	—	43.3
Intercompany investing activities (1)	363.5	—	—	(363.5)	—
Other investing activities, net	—	—	(1.6)	—	(1.6)
Net cash provided by (used in) investing activities	395.4	(19.7)	82.8	(363.5)	95.0
Cash flows from financing activities
Repayments of debt	(1,018.8)	(3.2)	(779.8)	—	(1,801.8)
Proceeds from issuance of debt	1,011.0	7.2	666.0	—	1,684.2
Purchase of noncontrolling interest	—	—	(78.6)	—	(78.6)
Intercompany financing activities (1)	—	(888.2)	111.7	776.5	—
Share repurchases	(171.2)	—	—	—	(171.2)
Dividends paid	(21.8)	—	—	—	(21.8)
Other financing activities, net	1.5	—	(9.0)	—	(7.5)
Net cash provided by (used in) financing activities	(199.3)	(884.2)	(89.7)	776.5	(396.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(38.9)	—	(38.9)
Net increase (decrease) in cash and cash equivalents	82.7	(2.0)	(10.6)	—	70.1
Cash and cash equivalents, beginning of period	16.3	3.9	387.9	—	408.1
Cash and cash equivalents, end of period	$99.0	$1.9	$377.3	$—	$478.2

(1)	Intercompany investing and financing activities include cash pooling activity between Terex Corporation and Wholly-Owned Guarantors.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Amounts in millions)

		Additions
	Balance Beginning of Year	Charges to Earnings	Other (1)	Deductions (2)	Balance End of Year
Year ended December 31, 2016
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$20.4	$5.6	$(5.4)	$(4.1)	$16.5
Allowance for doubtful accounts - Non-current	27.4	(1.5)	(0.4)	(0.3)	25.2
Reserve for inventory	76.8	37.0	(10.8)	(19.7)	83.3
Valuation allowances for deferred tax assets	215.1	(50.8)	(15.7)	—	148.6
Totals	$339.7	$(9.7)	$(32.3)	$(24.1)	$273.6
Year ended December 31, 2015
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$18.3	$4.3	$1.7	$(3.9)	$20.4
Allowance for doubtful accounts - Non-current	28.6	3.2	(2.1)	(2.3)	27.4
Reserve for inventory	77.9	18.2	(6.1)	(13.2)	76.8
Valuation allowances for deferred tax assets	244.0	(20.6)	(8.3)	—	215.1
Totals	$368.8	$5.1	$(14.8)	$(19.4)	$339.7
Year ended December 31, 2014
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$38.4	$—	$(5.7)	$(14.4)	$18.3
Allowance for doubtful accounts - Non-current	29.1	1.5	(1.8)	(0.2)	28.6
Reserve for inventory	86.7	17.6	(11.8)	(14.6)	77.9
Valuation allowances for deferred tax assets	152.9	37.9	53.2	—	244.0
Totals	$307.1	$57.0	$33.9	$(29.2)	$368.8

(1)	Primarily represents the impact of foreign currency exchange, business divestitures and other amounts recorded to accumulated other comprehensive income (loss).

(2)	Primarily represents the utilization of established reserves, net of recoveries.