Form 10-Q
period 2017-03-31
TEREX CORP
filed 2017-05-03
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

F O R M   10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Number of outstanding shares of common stock: 97.6 million as of April 28, 2017.

The Exhibit Index begins on page 52.

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of March 31, 2017 unless specifically noted otherwise. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2017	2016
Net sales	$1,006.9	$1,114.3
Cost of goods sold	(854.6)	(932.6)
Gross profit	152.3	181.7
Selling, general and administrative expenses	(158.6)	(170.4)
Income (loss) from operations	(6.3)	11.3
Other income (expense)
Interest income	1.8	1.2
Interest expense	(21.4)	(24.7)
Loss on early extinguishment of debt	(45.4)	—
Other income (expense) – net	(17.3)	(5.9)
Income (loss) from continuing operations before income taxes	(88.6)	(18.1)
(Provision for) benefit from income taxes	28.3	(3.9)
Income (loss) from continuing operations	(60.3)	(22.0)
Income (loss) from discontinued operations – net of tax	—	(52.4)
Gain (loss) on disposition of discontinued operations – net of tax	55.7	3.4
Net income (loss)	(4.6)	(71.0)
Net loss (income) from discontinued operations attributable to noncontrolling interest	—	0.2
Net income (loss) attributable to Terex Corporation	$(4.6)	$(70.8)
Amounts attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$(60.3)	$(22.0)
Income (loss) from discontinued operations – net of tax	—	(52.2)
Gain (loss) on disposition of discontinued operations – net of tax	55.7	3.4
Net income (loss) attributable to Terex Corporation	$(4.6)	$(70.8)
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$(0.57)	$(0.20)
Income (loss) from discontinued operations – net of tax	—	(0.48)
Gain (loss) on disposition of discontinued operations – net of tax	0.53	0.03
Net income (loss) attributable to Terex Corporation	$(0.04)	$(0.65)
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$(0.57)	$(0.20)
Income (loss) from discontinued operations – net of tax	—	(0.48)
Gain (loss) on disposition of discontinued operations – net of tax	0.53	0.03
Net income (loss) attributable to Terex Corporation	$(0.04)	$(0.65)
Weighted average number of shares outstanding in per share calculation
Basic	105.2	108.8
Diluted	105.2	108.8

Comprehensive income (loss)	$423.5	$(12.6)
Comprehensive loss (income) attributable to noncontrolling interest	—	0.1
Comprehensive income (loss) attributable to Terex Corporation	$423.5	$(12.5)

Dividends declared per common share	$0.08	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$813.9	$428.5
Trade receivables (net of allowance of $16.1 and $16.5 at March 31, 2017 and December 31, 2016, respectively)	651.0	512.5
Inventories	909.2	853.8
Prepaid and other current assets	195.8	172.8
Current assets held for sale	27.8	732.9
Total current assets	2,597.7	2,700.5
Non-current assets
Property, plant and equipment – net	302.7	304.6
Goodwill	262.1	259.7
Intangible assets – net	18.0	18.4
Investment carried at fair value	431.0	—
Other assets	549.2	552.3
Non-current assets held for sale	2.4	1,171.3
Total assets	$4,163.1	$5,006.8

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$263.2	$13.8
Trade accounts payable	548.9	522.7
Accrued compensation and benefits	121.8	125.1
Accrued warranties and product liability	60.7	61.2
Other current liabilities	266.7	230.4
Current liabilities held for sale	16.4	453.8
Total current liabilities	1,277.7	1,407.0
Non-current liabilities
Long-term debt, less current portion	979.6	1,562.0
Retirement plans	153.5	153.8
Other non-current liabilities	54.0	50.7
Non-current liabilities held for sale	2.6	312.1
Total liabilities	2,467.4	3,485.6
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 130.3 and 129.6 shares at March 31, 2017 and December 31, 2016, respectively	1.3	1.3
Additional paid-in capital	1,293.5	1,300.0
Retained earnings	1,884.5	1,897.9
Accumulated other comprehensive income (loss)	(351.3)	(779.4)
Less cost of shares of common stock in treasury – 31.0 and 24.6 shares at March 31, 2017 and December 31, 2016, respectively	(1,132.7)	(935.1)
Total Terex Corporation stockholders’ equity	1,695.3	1,484.7
Noncontrolling interest	0.4	36.5
Total stockholders’ equity	1,695.7	1,521.2
Total liabilities and stockholders’ equity	$4,163.1	$5,006.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income (loss)	$(4.6)	$(71.0)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16.3	29.9
(Gain) loss on disposition of discontinued operations	(55.7)	(3.4)
Deferred taxes	(24.9)	(4.5)
(Gain) loss on sale of assets	4.7	—
Loss on early extinguishment of debt	13.1	—
Stock-based compensation expense	9.7	8.7
Other non-cash charges	13.0	19.8
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(130.7)	(57.7)
Inventories	(39.4)	(93.3)
Trade accounts payable	24.9	4.2
Income taxes payable / receivable	(6.2)	5.0
Other assets and liabilities	(13.7)	60.5
Other operating activities, net	(2.6)	(18.9)
Net cash provided by (used in) operating activities	(196.1)	(120.7)
Investing Activities
Capital expenditures	(10.6)	(22.2)
Acquisitions, net of cash acquired	—	(3.2)
Proceeds (payments) from disposition of discontinued operations	764.3	—
Proceeds from sale of assets	294.6	2.0
Other investing activities, net	—	(2.5)
Net cash provided by (used in) investing activities	1,048.3	(25.9)
Financing Activities
Repayments of debt	(1,329.5)	(166.1)
Proceeds from issuance of debt	999.0	177.0
Share repurchases	(178.2)	—
Dividends paid	(8.3)	(7.6)
Other financing activities, net	(27.7)	(9.1)
Net cash provided by (used in) financing activities	(544.7)	(5.8)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	7.0	9.5
Net Increase (Decrease) in Cash and Cash Equivalents	314.5	(142.9)
Cash and Cash Equivalents at Beginning of Period	501.9	466.5
Cash and Cash Equivalents at End of Period	$816.4	$323.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)
NOTE A – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2016 has been derived from and should be read in conjunction with the audited Consolidated Balance Sheet as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Condensed Consolidated Financial Statements include accounts of Terex Corporation, its majority-owned subsidiaries and other controlled subsidiaries (“Terex” or the “Company”).  The Company consolidates all majority-owned and controlled subsidiaries, applies either the equity method of accounting or utilizes the fair value option allowed by Accounting Standards Codification (“ASC”) 825 for investments in which the Company is able to exercise significant influence, and applies the cost method for all other investments.  All intercompany balances, transactions and profits have been eliminated.

In the opinion of management, adjustments considered necessary for the fair presentation of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017.

Cash and cash equivalents at March 31, 2017 and December 31, 2016 include $6.1 million and $6.0 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Reclassifications. Effective as of June 30, 2016, adjustments were made to the Company’s reportable segments as a result of definitive agreements to sell portions of its business and reorganize the management structure of other portions of its business, as discussed below. On May 16, 2016, the Company entered into an agreement to sell its Material Handling and Port Solutions (“MHPS”) business to Konecranes. As a result, the former MHPS segment is reported in discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (Loss) for all periods presented, and in assets and liabilities held for sale in the Condensed Consolidated Balance Sheet at December 31, 2016, and is no longer a reportable segment. During June and July of 2016, the Company entered into agreements to sell certain portions of its former Construction segment. As a result, concrete mixer trucks and concrete paver product lines from the former Construction segment were reassigned to the Company’s Materials Processing (“MP”) segment and remaining product lines within the former Construction segment, such as loader backhoes and site dumpers, have been reassigned to the Corporate and Other category, as a result of changes in management responsibilities and reporting associated with these product lines. The effect of these changes has been shown in all periods presented.

See Note B - “Sale of MHPS Business and Investment Carried at Fair Value”, Note C - “Business Segment Information”, Note E - “Discontinued Operations and Assets and Liabilities Held for Sale” and Note J - “Goodwill and Intangible Assets, Net” for further information.

See discussion below for reclassification and cumulative effect adjustment impact related to adoption of Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting”.

Recently Issued Accounting Standards

Accounting Standards Implemented in 2017

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”). ASU 2015-11 simplifies the subsequent measurement of inventory by using only the lower of cost or net realizable value. The ASU defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted ASU 2015-11 on January 1, 2017. Adoption did not have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815),” (“ASU 2016-05”). ASU 2016-05 provides guidance clarifying that novation of a derivative contract (i.e. a change in counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. The Company adopted ASU 2016-05 on January 1, 2017. Adoption did not have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815),” (“ASU 2016-06”). ASU 2016-06 simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by clarifying that an exercise contingency does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis. The Company adopted ASU 2016-06 on January 1, 2017. Adoption did not have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, “Investments-Equity Method and Joint Ventures (Topic 323),” (“ASU 2016-07”). ASU 2016-07 eliminates the retroactive adjustments to an investment qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. The Company adopted ASU 2016-07 on January 1, 2017. Adoption did not have a material effect on the Company’s consolidated financial statements.

On January 1, 2017, the Company adopted ASU 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” (“ASU 2016-09”). As required by ASU 2016-09, excess tax benefits and tax deficiencies recognized on the vesting date of restricted stock awards are reflected in the Condensed Consolidated Statements of Comprehensive Income (Loss) as a component of the provision for income taxes and was adopted on a prospective basis. In addition, ASU 2016-09 requires that the excess tax benefit be removed from the overall calculation of diluted shares. The impact on diluted earnings per share for adoption of this provision was not material. As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are now classified as an operating activity in the Company’s Condensed Consolidated Statement of Cash Flows versus previously classified as a financing activity. The Company has elected to apply this provision on a prospective basis, so no prior periods have been adjusted. ASU 2016-09 increases the amount of shares an employer can withhold for tax purposes without triggering liability accounting, which had no effect on the Company’s consolidated financial statements. ASU 2016-09 requires all cash payments made on an employee’s behalf for withheld shares to be presented as a financing activity in the Condensed Consolidated Statement of Cash Flows, with retrospective application required. As a result, net cash used in operating activities for the three months ended March 31, 2016 decreased by $8.5 million with a corresponding increase to net cash used in financing activities. Finally, ASU 2016-09 allows for the option to account for forfeitures as they occur, rather than estimating expected forfeitures over the service period. The Company elected to account for forfeitures as they occur and the net cumulative effect of this change was recognized as a $0.6 million increase to additional paid in capital, a $0.2 million increase to deferred tax assets and a $0.4 million reduction to retained earnings as of January 1, 2017.

Accounting Standards to be Implemented

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

The New Revenue Standards may be applied using one of two retrospective application methods: (1) a full retrospective approach for all periods presented, or (2) a modified retrospective approach that presents a cumulative effect as of the adoption date and additional required disclosures. The Company plans to adopt the New Revenue Standards in the first quarter of 2018 using the modified retrospective approach and is in the process of completing its initial analysis identifying the revenue streams that will be impacted by the adoption of this new standard and the impact to its consolidated financial statements and footnote disclosures.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfer of Assets Other than Inventory,” (“ASU 2016-16”).  ASU 2016-16 requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. This is a change from existing U.S. generally accepted accounting principles which prohibits recognition of current and deferred income taxes until the asset is sold to a third party.  The effective date for ASU 2016-16 will be the first quarter of fiscal year 2018 with early adoption permitted.  Adoption will be applied on a modified retrospective basis, resulting in a cumulative-effect adjustment directly to retained earnings.  The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

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

In February 2017, the FASB issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” (ASU 2017-05”). ASU 2017-05 is meant to clarify the scope of ASC Subtopic 610-20, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets” and to add guidance for partial sales of nonfinancial assets. ASU 2017-05 is to be applied using a full retrospective method or a modified retrospective method as outlined in the guidance and is effective at the same time as ASU 2014-09. Further, the Company is required to adopt ASU 2017-05 at the same time that it adopts the guidance in the New Revenue Standards. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In February 2017, the FASB issued ASU 2017-06, “Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting, (“ASU 2017-06”)”. ASU 2017-06 provides guidance for reporting by an employee benefit plan for its interest in a master trust. The guidance is effective beginning in the first quarter of fiscal year 2021 on a retrospective basis, with early application permitted as of the beginning of the first quarter of fiscal year 2020. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” (“ASU 2017-07”). ASU 2017-07 changes how employers that sponsor defined benefit pension plans and other postretirement plans present the net periodic benefit cost in the income statement. An employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendment also allows only the service cost component to be eligible for capitalization, when applicable. The effective date will be the first quarter of fiscal year 2018. ASU 2017-07 will be applied retrospectively for the presentation requirements and prospectively for the capitalization of the service cost component requirements. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables--Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities,” (“ASU 2017-08”). ASU 2017-08 shortens the amortization period for callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount. The effective date will be the first quarter of fiscal year 2019. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

Accrued Warranties.  The Company records accruals for potential warranty claims based on its claims experience.  The Company’s products are typically sold with a standard warranty covering defects that arise during a fixed period.  Each business provides a warranty specific to products it offers.  The specific warranty offered by a business is a function of customer expectations and competitive forces.  Warranty length is generally a fixed period of time, a fixed number of operating hours, or both.

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

The following table summarizes the changes in the product warranty liability (in millions):

Three Months Ended
March 31, 2017
Balance at beginning of period	$59.8
Accruals for warranties issued during the period	14.0
Changes in estimates	0.5
Settlements during the period	(15.2)
Foreign exchange effect/other	0.7
Balance at end of period	$59.8

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of ASC 820, “Fair Value Measurement and Disclosure” (“ASC 820”) includes our investment discussed in Note B - “Sale of MHPS Business and Investment Carried at Fair Value” and interest rate swaps and foreign currency forward contracts discussed in Note K – “Derivative Financial Instruments.”  These investments are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

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

NOTE B – SALE OF MHPS BUSINESS AND INVESTMENT CARRIED AT FAIR VALUE

On May 16, 2016, Terex agreed to sell its MHPS business to Konecranes Plc, a Finnish public company limited by shares (“Konecranes”) by entering into a Stock and Asset Purchase Agreement, as amended (the “SAPA”), with Konecranes. As a result, the Company and Konecranes terminated the Business Combination Agreement and Plan of Merger (the “BCA”) announced on August 11, 2015, with no penalties incurred by either party. On January 4, 2017, the Company completed the disposition of its MHPS business to Konecranes (the “Disposition”), pursuant to the SAPA, effective as of January 1, 2017. In connection with the Disposition, the Company received 19.6 million newly issued Class B shares of Konecranes and approximately $835 million in cash after adjustments for estimated cash, debt and net working capital at closing and the divestiture of Konecranes’ Stahl Crane Systems business (“Stahl”), which was undertaken by Konecranes in connection with the Disposition. The final transaction consideration is subject to post-closing adjustments for the actual cash, debt and net working capital at closing, the 2016 performance of the MHPS business and Konecranes business, and the closing of the sale of Stahl. The Company recognized a gain on the Disposition of $52.7 million, net of tax.

The Company and Konecranes entered into a Stockholders Agreement (the “Stockholders Agreement”), dated as of January 4, 2017, providing certain restrictions, including Terex’s commitment that it will not directly or indirectly sell or otherwise transfer the shares of Konecranes stock received by the Company for a period of three months, subject to certain exceptions, including transfers to affiliates or with permission from Konecranes. In addition, under the Stockholders Agreement, Terex is subject to certain standstill obligations for a four-year period, as well as some limited obligations following the initial four-year period. Terex also has customary registration rights pursuant to a registration rights agreement between Terex and Konecranes entered into on January 4, 2017 (the “Registration Rights Agreement”). In connection with the Disposition, Konecranes’ articles of association were amended to create a new class of B shares.

On February 15, 2017, Terex sold approximately 7.5 million Konecranes shares for proceeds of approximately $272 million and recorded a loss on sale of $13.2 million as a component of Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss) during the period. Following the sale of shares, Terex owns approximately 15.5% of the outstanding shares of Konecranes. Pursuant to the Stockholders Agreement and amended articles of association, Terex has nominated two members to the Board of Directors of Konecranes. Terex's Board nominees are David Sachs and Oren Shaffer.

On March 23, 2017, Konecranes declared a dividend of €1.05 per share to holders of record as of March 27, 2017, which was paid on April 4, 2017. At March 31, 2017, the Company recorded a dividend receivable in Prepaid and other current assets in the Condensed Consolidated Balance Sheet and recognized dividend income of $13.5 million as a component of Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

Our investment in Konecranes shares qualifies for equity method of accounting as the Company has ability to exercise significant influence primarily through its board representation. As such, the Company has elected to account for its investment in Konecranes shares using the fair value option allowed by ASC 825. As a result, changes in fair value of the shares of its investment in Konecranes are recognized as a component of Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss) during the period.

At March 31, 2017, the Company’s investment in Konecranes Class B shares was $431.0 million. Konecranes Class B shares have the same financial rights as Konecranes Class A shares. Konecranes Class A shares are publicly traded on the NASDAQ Helsinki exchange, and as such, fair value of the Konecranes shares is based on price quotations in an active market. Therefore, the Company categorizes this investment under Level 1 of the ASC 820 hierarchy. See Note A – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy.

During the three months ended March 31, 2017, the Company recorded a change in fair value of $(9.3) million as a component of Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

In connection with the Disposition, the Company and Konecranes entered into certain ancillary agreements, including Transition Services Agreements (“TSA’s”) generally with terms from three to twelve months, dated as of January 4, 2017, under which the parties will provide one another certain transition services to facilitate both the separation of the MHPS business from the businesses retained by the Company and the interim operations of the MHPS business acquired by Konecranes. Cash inflows and outflows related to these TSA’s generally offset to immaterial amounts.

Loss Contract

Related to the Disposition, the Company and Konecranes entered into an agreement for Konecranes to manufacture certain crane products on behalf of the Company for a period of 12 months. The Company recorded an expense of $6.3 million related to losses expected to be incurred over the agreement’s life during the three months ended March 31, 2017.

BCA Related Expenses

Terex incurred transaction costs directly related to the terminated BCA of $7.3 million for the three months ended March 31, 2016 which amounts are recorded in Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

NOTE C – BUSINESS SEGMENT INFORMATION

Terex is a global manufacturer of lifting and material processing products and services that deliver lifecycle solutions to maximize customer return on investment. The Company delivers lifecycle solutions to a broad range of industries, including the construction, infrastructure, manufacturing, shipping, transportation, refining, energy, utility, quarrying and mining industries. The Company operates in three reportable segments: (i) Aerial Work Platforms (“AWP”); (ii) Cranes; and (iii) MP.

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

Business segment information is presented below (in millions):

	Three Months Ended March 31,
	2017	2016
Net Sales
AWP	$472.4	$520.7
Cranes	263.9	307.3
MP	249.1	223.8
Corporate and Other / Eliminations	21.5	62.5
Total	$1,006.9	$1,114.3
Income (loss) from Operations
AWP	$21.7	$38.1
Cranes	(32.8)	(16.6)
MP	25.5	15.8
Corporate and Other / Eliminations	(20.7)	(26.0)
Total	$(6.3)	$11.3

	March 31, 2017	December 31, 2016
Identifiable Assets
AWP (1)	$1,315.8	$1,659.8
Cranes	1,631.0	1,618.0
MP	1,176.9	1,104.9
Corporate and Other / Eliminations (2)	9.2	(1,280.1)
Assets held for sale	30.2	1,904.2
Total	$4,163.1	$5,006.8

(1) Reduction due primarily to the settlement of an intercompany balance with Corporate and Other.
(2) Increase due to Investment carried at fair value and increased cash on hand as a result of the sale of MHPS, debt refinancing and lower eliminations due to settlement of intercompany balance with AWP segment.

NOTE D – INCOME TAXES

During the three months ended March 31, 2017, the Company recognized an income tax benefit of $28.3 million on a loss of $88.6 million, an effective tax rate of 31.9% as compared to an income tax expense of $3.9 million on a loss of $18.1 million, an effective tax rate of (21.5)%, for the three months ended March 31, 2016.  The effective tax rate for the three months ended March 31, 2017 was driven by a tax benefit for interest deduction and geographic mix of earnings.  In addition, since the Company’s year-to-date ordinary loss exceeded the anticipated ordinary loss for the full year, the tax benefit for the three months ended March 31, 2017 was limited to the amount that would be recognized if the year-to-date ordinary loss were the anticipated ordinary loss for the full year.  The effective tax rate for the three months ended March 31, 2016 was driven by losses in jurisdictions where no tax benefits are recognized due to valuation allowances.

NOTE E –DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

MHPS

On January 4, 2017, the Company completed the disposition of its MHPS business to Konecranes. See Note B - “Sale of MHPS Business and Investment Carried at Fair Value” for further information on the Disposition. The Disposition represents a significant strategic shift in the Company’s business away from universal, process, mobile harbor and ship-to-shore cranes that will have a major effect on the Company’s future operating results, primarily because the MHPS business represented the entirety of one of the Company’s five previous reportable operating segments and comprised two of the Company’s six previous reporting units, representing a significant portion of the Company’s revenues and assets, and is therefore accounted for as a discontinued operation for all periods presented. MHPS products include universal cranes, process cranes and components, such as rope hoists, chain hoists, light crane systems, travel units and electric motors, primarily for industrial applications, and mobile harbor cranes, ship-to-shore gantry cranes, rubber tired and rail mounted gantry cranes, straddle carriers, sprinter carriers, reach stackers, container handlers, general cargo lift trucks, automated stacking cranes, automated guided vehicles and software solutions for logistics terminals.

Cash flows from discontinued operations are included in the Condensed Consolidated Statement of Cash Flows.

Income (loss) from discontinued operations

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

Three Months Ended
March 31,
2016
Net sales	$312.6
Cost of sales	(270.8)
Selling, general and administrative expenses	(94.8)
Net interest (expense)	(0.4)
Other income (expense)	2.1
Income (loss) from discontinued operations before income taxes	(51.3)
(Provision for) benefit from income taxes	(1.1)
Income (loss) from discontinued operations – net of tax	(52.4)
Net loss (income) attributable to noncontrolling interest	0.2
Income (loss) from discontinued operations – net of tax attributable to Terex Corporation	$(52.2)

Cranes

As part of the transformation and improvement of its Cranes segment, the Company is actively seeking a buyer for a portion of its cranes business located in South America and, accordingly, the assets and liabilities are reported as held for sale.

Construction

In December 2016, the Company entered into an agreement to sell its Coventry, UK-based compact construction business.  During the three months ended March 31, 2017, the Company completed the sale of the Coventry, UK-based compact construction business and a loss of $0.6 million was recognized within SG&A related to the sale. The sale of the remaining UK-based compact construction product line assets is expected to be completed during the second quarter of 2017. During the three months ended March 31, 2017, the Company recognized a gain of $5.6 million within SG&A resulting from a post-closing adjustment related to the 2016 sale of its midi/mini excavators, wheeled excavators, and compact wheel loader business in Germany. In addition, the Company signed a sale agreement with a buyer to sell its Indian compact construction business and expects to complete the sale during the second quarter of 2017. The operating results for these construction product lines are reported in continuing operations, within the Corporate and Other category in our segment disclosures, and the remaining assets and liabilities are reported as held for sale.

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

The following table provides the amounts of assets and liabilities held for sale in the Condensed Consolidated Balance Sheet (in millions):

	March 31, 2017			December 31, 2016
	Cranes	Construction	Total	MHPS	Cranes	Construction	Total
Assets
Cash and cash equivalents	$1.6	$0.9	$2.5	$71.0	$1.2	$1.2	$73.4
Trade receivables – net	2.8	10.0	12.8	243.5	3.1	24.4	271.0
Inventories	1.9	10.1	12.0	309.4	1.7	23.9	335.0
Prepaid and other current assets	0.5	2.2	2.7	49.9	0.5	3.1	53.5
Impairment reserve	—	(2.2)	(2.2)	—	—	—	—
Current assets held for sale	$6.8	$21.0	$27.8	$673.8	$6.5	$52.6	$732.9

Property, plant and equipment – net	$0.7	$1.0	$1.7	$294.2	$0.8	$3.2	$298.2
Goodwill	—	—	—	573.7	—	—	573.7
Intangible assets	3.0	—	3.0	212.6	2.9	—	215.5
Impairment reserve	(2.9)	(1.9)	(4.8)	—	(1.7)	(3.5)	(5.2)
Other assets	1.1	1.4	2.5	86.4	1.1	1.6	89.1
Non-current assets held for sale	$1.9	$0.5	$2.4	$1,166.9	$3.1	$1.3	$1,171.3

Liabilities
Notes payable and current portion of long-term debt	$—	$—	$—	$13.1	$—	$1.3	$14.4
Trade accounts payable	0.8	5.8	6.6	132.6	0.7	23.8	157.1
Accruals and other current liabilities	5.0	4.8	9.8	267.0	6.2	9.1	282.3
Current liabilities held for sale	$5.8	$10.6	$16.4	$412.7	$6.9	$34.2	$453.8

Long-term debt, less current portion	$—	$—	$—	$2.4	$—	$—	$2.4
Retirement plans and other non-current liabilities	0.7	1.0	1.7	235.3	0.7	0.9	236.9
Other non-current liabilities	0.4	0.5	0.9	71.7	0.4	0.7	72.8
Non-current liabilities held for sale	$1.1	$1.5	$2.6	$309.4	$1.1	$1.6	$312.1

The following table provides amounts of cash and cash equivalents presented in the Condensed Consolidated Statement of Cash Flows (in millions):

	March 31, 2017	December 31, 2016
Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$813.9	$428.5
Cash and cash equivalents - held for sale	2.5	73.4
Total cash and cash equivalents:	$816.4	$501.9

Cash and cash equivalents held for sale at March 31, 2017 includes no amounts which were not immediately available for use. Cash and cash equivalents held for sale at December 31, 2016 includes $14.0 million which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

The following table provides supplemental cash flow information related to discontinued operations (in millions):

March 31,
2016
Non-cash operating items:
Depreciation and amortization	$13.3
Deferred taxes	$0.1
Investing activities:
Capital expenditures	$3.8

Gain (loss) on disposition of discontinued operations - net of tax

	Three Months Ended
	March 31,
	2017			2016
	MHPS	Atlas	Total	Total

Gain (loss) on disposition of discontinued operations	$79.5	$3.5	$83.0	$4.5
(Provision for) benefit from income taxes	(26.8)	(0.5)	(27.3)	(1.1)
Gain (loss) on disposition of discontinued operations – net of tax	$52.7	$3.0	$55.7	$3.4

During the three months ended March 31, 2017, the Company recognized a gain on disposition of discontinued operations - net of tax of $55.7 million, $52.7 million of which is due to the sale of the MHPS business. The remaining $3.0 million is related to the sale of its Atlas heavy construction equipment and knuckle-boom cranes businesses (“Atlas”), due to contractual earnout payments. During the three months ended March 31, 2016 the Company recognized a gain on disposition of discontinued operations - net of tax of $3.4 million due primarily to a gain of $3.0 million related to the sale of Atlas based on contractual earnout payments and a $0.5 million gain related to sale of its truck business.

NOTE F – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended March 31,
	2017	2016
Income (loss) from continuing operations attributable to Terex Corporation Common Stockholders	$(60.3)	$(22.0)
Income (loss) from discontinued operations–net of tax	—	(52.2)
Gain (loss) on disposition of discontinued operations–net of tax	55.7	3.4
Net income (loss) attributable to Terex Corporation	$(4.6)	$(70.8)
Basic shares:
Weighted average shares outstanding	105.2	108.8
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$(0.57)	$(0.20)
Income (loss) from discontinued operations–net of tax	—	(0.48)
Gain (loss) on disposition of discontinued operations–net of tax	0.53	0.03
Net income (loss) attributable to Terex Corporation	$(0.04)	$(0.65)
Diluted shares:
Weighted average shares outstanding - basic	105.2	108.8
Effect of dilutive securities:
Stock options and restricted stock awards	—	—
Diluted weighted average shares outstanding	105.2	108.8
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$(0.57)	$(0.20)
Income (loss) from discontinued operations–net of tax	—	(0.48)
Gain (loss) on disposition of discontinued operations–net of tax	0.53	0.03
Net income (loss) attributable to Terex Corporation	$(0.04)	$(0.65)

Weighted average options to purchase approximately 8,000 and 139,000 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during the three months ended March 31, 2017 and March 31, 2016, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 2.3 million and 2.5 million were outstanding during the three months ended March 31, 2017 and 2016, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not yet achieved for awards contingent upon performance. ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future services that the Company has not yet recognized are assumed to be used to repurchase shares.

NOTE G – FINANCE RECEIVABLES

TFS leases equipment and provides financing to customers for the purchase and use of Terex equipment. In the normal course of business, TFS assesses credit risk, establishes structure and pricing of financing transactions, documents the finance receivable, and records and funds the transactions. TFS bills and collects cash from the customer.

TFS primarily conducts on-book business in the U.S., with limited business in China, the United Kingdom, and Germany. TFS does business with various types of customers consisting of rental houses, end user customers and Terex equipment dealers.

The Company’s net finance receivable balances include both sales-type leases and commercial loans. Finance receivables that management intends to hold until maturity are stated at their outstanding unpaid principal balances, net of an allowance for loan losses as well as any deferred fees and costs. Finance receivables originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, in the aggregate. During the three months ended March 31, 2017 and 2016, the Company transferred finance receivables of $43.5 million and $33.9 million, respectively, to third party financial institutions, which qualified for sales treatment under ASC 860. At March 31, 2017, the Company had $19.9 million of held for sale finance receivables recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheet.

Revenue attributable to finance receivables management intends to hold until maturity is recognized on the accrual basis using the effective interest method. TFS bills customers and accrues interest income monthly on the unpaid principal balance. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has significant doubts about further collectability of contractual payments, even though the loan may be currently performing. A receivable may remain on accrual status if it is in the process of collection and is either guaranteed or secured. Interest received on non-accrual finance receivables is typically applied against principal. Finance receivables are generally restored to accrual status when the obligation is brought current and the borrower has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The Company has a history of enforcing the terms of these separate financing agreements.

Finance receivables, net consisted of the following (in millions):

	March 31, 2017	December 31, 2016
Commercial loans	$223.8	$226.4
Sales-type leases	16.6	16.4
Total finance receivables, gross	240.4	242.8
Allowance for credit losses	(6.0)	(6.3)
Total finance receivables, net	$234.4	$236.5

At March 31, 2017, approximately $86 million of finance receivables are recorded in Prepaid and other current assets and approximately $149 million are recorded in Other assets in the Condensed Consolidated Balance Sheet. At December 31, 2016, approximately $74 million of finance receivables were recorded in Prepaid and other current assets and approximately $162 million were recorded in Other assets in the Condensed Consolidated Balance Sheet

Credit losses are charged against the allowance for credit losses when management ceases active collection efforts. Subsequent recoveries, if any, are credited to earnings. The allowance for credit losses is maintained at a level set by management which represents evaluation of known and inherent risks in the portfolio at the consolidated balance sheet date. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, market-based loss experience, specific customer situations, estimated value of any underlying collateral, current economic conditions, and other relevant factors. This evaluation is inherently subjective, since it requires estimates that may be susceptible to significant change. Although specific and general loss allowances are established in accordance with management’s best estimate, actual losses are dependent upon future events and, as such, further additions to or decreases from the level of loss allowances may be necessary.

The following table presents an analysis of the allowance for credit losses:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$5.9	0.4	$6.3	$6.5	$0.8	$7.3
Provision for credit losses	(0.3)	—	(0.3)	(0.1)	0.3	0.2
Charge offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Balance, end of period	$5.6	$0.4	$6.0	$6.4	$1.1	$7.5

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

General loss allowance levels are determined based upon a combination of factors including, but not limited to, TFS experience, general market loss experience, performance of the portfolio, current economic conditions, and management's judgment. The two primary risk characteristics inherent in the portfolio are (1) the customer's ability to meet contractual payment terms, and (2) the liquidation values of the underlying primary and secondary collaterals. The Company records a general or unallocated loss allowance that is calculated by applying the reserve rate to its portfolio, including the unreserved balance of accounts that have been specifically reserved for. All delinquent accounts are reviewed for potential impairment. A receivable is deemed to be impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Amount of impairment is measured as the difference between the balance outstanding and underlying collateral value of equipment being financed, as well as any other collateral. All finance receivables identified as impaired are evaluated individually. Generally, the Company does not change terms and conditions of existing finance receivables.

The following table presents individually impaired finance receivables (in millions):

	March 31, 2017			December 31, 2016
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Recorded investment	$2.4	$—	$2.4	$1.6	$—	$1.6
Related allowance	1.5	—	1.5	1.6	—	1.6
Average recorded investment	2.4	—	2.4	1.7	0.9	2.6

The average recorded investment for impaired finance receivables was $1.9 million for sales-type leases and $1.6 million for commercial loans at March 31, 2016, which were fully reserved.

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in millions):

	March 31, 2017			December 31, 2016
Allowance for credit losses, ending balance:	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Individually evaluated for impairment	$1.5	$—	$1.5	$1.6	$—	$1.6
Collectively evaluated for impairment	4.1	0.4	4.5	4.3	0.4	4.7
Total allowance for credit losses	$5.6	$0.4	$6.0	$5.9	$0.4	$6.3

Finance receivables, ending balance:
Individually evaluated for impairment	$2.4	$—	$2.4	$1.6	$—	$1.6
Collectively evaluated for impairment	221.4	16.6	238.0	224.8	16.4	241.2
Total finance receivables	$223.8	$16.6	$240.4	$226.4	$16.4	$242.8

Accounts are considered delinquent when the billed periodic payments of the finance receivables exceed 30 days past the due date.

The following tables present analyses of aging of recorded investment in finance receivables (in millions):

	March 31, 2017
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$216.8	$5.1	$0.2	$1.7	$7.0	$223.8
Sales-type leases	16.0	—	—	0.6	0.6	16.6
Total finance receivables	$232.8	$5.1	$0.2	$2.3	$7.6	$240.4

	December 31, 2016
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$224.2	$0.6	$0.2	$1.4	$2.2	$226.4
Sales-type leases	15.8	—	0.6	—	0.6	16.4
Total finance receivables	$240.0	$0.6	$0.8	$1.4	$2.8	$242.8

At March 31, 2017 and December 31, 2016, $1.7 million and $1.4 million, respectively, of commercial loans were 90 days or more past due. Commercial loans in the amount of $9.4 million and $7.4 million were on non-accrual status as of March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017, there were $0.6 million sales-type lease receivables that were 90 days or more past due. At December 31, 2016 there were no sales-type lease receivables that were 90 days or more past due. Sales-type leases in the amount of $0.6 million were on non-accrual status as of March 31, 2017. At December 31, 2016 there were no sales-type leases on non-accrual status.

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

Finance receivables by risk rating (in millions):

Rating	March 31, 2017	December 31, 2016
Superior	$9.1	$9.6
Above Average	62.5	64.7
Average	102.3	111.3
Below Average	61.5	53.0
Sub Standard	5.0	4.2
Total	$240.4	$242.8

NOTE H – INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2017	December 31, 2016
Finished equipment	$373.9	$334.7
Replacement parts	143.7	144.9
Work-in-process	184.8	175.4
Raw materials and supplies	206.8	198.8
Inventories	$909.2	$853.8

Reserves for lower of cost or net realizable value and excess and obsolete inventory were $85.2 million at March 31, 2017. Reserves for lower of cost or market value, excess and obsolete inventory were $83.3 million at December 31, 2016.

NOTE I – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	March 31, 2017	December 31, 2016
Property	$39.2	$36.4
Plant	147.4	144.3
Equipment	454.1	456.1
Property, plant and equipment – gross	640.7	636.8
Less: Accumulated depreciation	(338.0)	(332.2)
Property, plant and equipment – net	$302.7	$304.6

NOTE J – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	Cranes	MP	Total
Balance at December 31, 2016, gross	$137.7	$179.3	$183.8	$500.8
Accumulated impairment	(38.6)	(179.3)	(23.2)	(241.1)
Balance at December 31, 2016, net	99.1	—	160.6	259.7
Foreign exchange effect and other	0.5	—	1.9	2.4
Balance at March 31, 2017, gross	138.2	179.3	185.7	503.2
Accumulated impairment	(38.6)	(179.3)	(23.2)	(241.1)
Balance at March 31, 2017, net	$99.6	$—	$162.5	$262.1

Intangible assets, net were comprised of the following as of March 31, 2017 and December 31, 2016 (in millions):

		March 31, 2017			December 31, 2016
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$16.8	$(15.6)	$1.2	$17.0	$(15.7)	$1.3
Customer Relationships	20	32.8	(25.6)	7.2	33.1	(25.2)	7.9
Land Use Rights	68	8.1	(1.0)	7.1	7.9	(0.9)	7.0
Other	8	26.2	(23.7)	2.5	25.8	(23.6)	2.2
Total definite-lived intangible assets		$83.9	$(65.9)	$18.0	$83.8	$(65.4)	$18.4

	Three Months Ended March 31,
(in millions)	2017	2016
Aggregate Amortization Expense	$0.5	$0.7

Estimated aggregate intangible asset amortization expense (in millions) for each of the next five years below is:

2017	$2.0
2018	$1.8
2019	$1.7
2020	$1.7
2021	$1.6

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

The Company has used and may use forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions.  Primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar.  The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of Accumulated other comprehensive income (loss) (“AOCI”) until the underlying hedged transactions are reported in the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss).

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

In the Condensed Consolidated Statement of Comprehensive Income (Loss), the Company records hedging activity related to debt instruments and hedging activity related to foreign currency in the accounts for which the hedged items are recorded.  On the Condensed Consolidated Statement of Cash Flows, the Company presents cash flows from hedging activities in the same manner as it records the underlying item being hedged.

The Company is party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At March 31, 2017 and December 31, 2016, the Company had $229.5 million and $245.5 million notional amount of currency exchange forward contracts outstanding that were initially designated as hedge contracts, respectively. Most of the currency exchange forward contracts outstanding as of March 31, 2017 mature on or before March 31, 2018.  The fair market value of the contracts outstanding as of March 31, 2017 and December 31, 2016 was a net loss of $0.9 million and a net loss of $2.6 million, respectively.  At March 31, 2017 and December 31, 2016, $187.9 million and $194.0 million notional amounts ($1.3 million of net fair value losses and $2.7 million of net fair value losses), respectively, of these forward contracts have been designated as, and are effective as, cash flow hedges of forecasted and specifically identified transactions.  During 2017 and 2016, the Company recorded the change in fair value for these cash flow hedges to AOCI and reclassified to earnings a portion of the deferred gain or loss from AOCI as the hedged transactions occurred and were recognized in earnings.

The Company records foreign exchange contracts at fair value on a recurring basis.  The foreign exchange contracts designated as hedging instruments are categorized under Level 2 of the ASC 820 hierarchy and are recorded at March 31, 2017 and December 31, 2016 as a net liability of $0.9 million and a net liability of $2.6 million, respectively.  See Note A – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. Fair values of these foreign exchange forward contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities.

The Company uses forward foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions and balance sheet exposures. Certain of these contracts have not been designated as hedging instruments. The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments were offset by changes in the underlying hedged items, resulting in no material net impact on earnings. Changes in the fair value of derivative financial instruments are recognized as gains or losses in Cost of goods sold or Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

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

Commencing in May 2015 the Company entered into certain interest rate swap agreements to offset the variability of cash flows due to changes in the floating rate of borrowings under its former Securitization Facility, which was terminated on May 31, 2016. The interest rate swaps were designated as cash flow hedges of the changes in the cash flows of interest rate payments on debt associated with changes in floating interest rates. Changes in the fair value of these derivative financial instruments were recognized as gains or losses in Cost of goods sold in the Condensed Consolidated Statement of Comprehensive Income (Loss). The Company recorded these contracts at fair value on a recurring basis.  At March 31, 2017, the Company had no interest rate swap contracts outstanding, because it terminated the Securitization Facility and concurrently settled its outstanding interest rate swap contracts.

During November 2016, the Company entered into forward foreign currency contracts, with notional value of €100 million, in connection with the sale of the MHPS business to Konecranes to hedge against its exposure to changes in the Euro to U.S. dollar exchange rate, as part of the proceeds from sale was received in Euros. The derivatives were categorized under Level 2 of the ASC 820 hierarchy and fair value was derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. These forward foreign currency contracts were recorded as a net asset of $2.0 million at December 31, 2016. At March 31, 2017, these forward foreign currency contracts were no longer outstanding as the sale of MHPS to Konecranes closed in January 2017.

During the first quarter of 2017, the Company entered into forward foreign currency contracts to hedge a portion of its Euro exposure of Konecranes shares held by the Company and dividends received on Konecranes shares. At March 31, 2017 the Company had €312.1 million notional amount of these derivatives outstanding. They are categorized under Level 2 of the ASC 820 hierarchy and fair value was derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Fair value measurement resulted in a loss of $0.2 million recorded in Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	March 31, 2017	December 31, 2016
Foreign exchange contracts	Other current assets	$2.1	$4.2
Total asset derivatives		2.1	4.2
Liability Derivatives
Foreign exchange contracts	Other current liabilities	(3.0)	(6.8)
Total liability derivatives		(3.0)	(6.8)
Total Derivatives		$(0.9)	$(2.6)

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	March 31, 2017	December 31, 2016
Foreign exchange contracts	Other current assets	$1.1	$2.6
Debt conversion feature	Other assets	0.8	1.1
Total asset derivatives		1.9	3.7
Liability Derivatives
Foreign exchange contracts	Other current liabilities	(0.3)	(1.2)
Total liability derivatives		(0.3)	(1.2)
Total Derivatives		$1.6	$2.5

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (Loss) and AOCI (in millions):

Gain (Loss) Recognized in AOCI on Derivatives:	Three Months Ended March 31,
Cash Flow Derivatives	2017	2016
Foreign exchange contracts	$1.1	$(3.1)
Interest rate swap	—	(0.5)
Total	$1.1	$(3.6)
Gain (Loss) Reclassified from AOCI into Income (Effective):	Three Months Ended March 31,
Account	2017	2016
Cost of goods sold	$(2.0)	$1.3
Gain (Loss) Recognized in Income on Derivatives (Ineffective):	Three Months Ended March 31,
Account	2017	2016
Cost of goods sold	$0.4	$0.1
Other income (expense) – net	0.2	(0.1)
Total	$0.6	$—

The following table provides the effect of derivative instruments that are not designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

Gain (Loss) Recognized in Income on Derivatives not designated as hedges:	Three Months Ended March 31,
Account	2017	2016
Other income (expense) – net	$(0.8)	$(2.3)

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

Unrealized net gains (losses), net of tax, included in AOCI are as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$(2.4)	$2.3
Additional gains (losses) – net	(0.6)	(2.4)
Amounts reclassified to earnings	1.7	(1.2)
Balance at end of period	$(1.3)	$(1.3)

Within the unrealized net gains (losses) included in AOCI as of March 31, 2017, it is estimated that $1.3 million of losses are expected to be reclassified into earnings in the next twelve months.

NOTE L – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions. From time to time the Company may initiate certain restructuring programs to better utilize its workforce and optimize facility utilization to match demand for its products.

Restructuring

During 2016, the Company established restructuring programs in its Cranes segment to transfer production between existing facilities and close certain facilities in order to maximize labor efficiencies and reduce overhead costs, and incurred $77.0 million of expense in 2016 and 2017. The programs are expected to cost $78.9 million, result in the reduction of approximately 1,260 team members and expected to be completed in 2018.

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the three months ended March 31, 2017, the cumulative amount of expenses incurred since inception of the programs through March 31, 2017, and the total amount expected to be incurred (in millions):

	Amount incurred during the three months ended March 31, 2017	Cumulative amount incurred through March 31, 2017	Total amount expected to be incurred
AWP	$—	$0.3	$0.3
Cranes	—	77.0	78.9
Corp & Other	—	1.6	1.6
Total	$—	$78.9	$80.8

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the three months ended March 31, 2017, the cumulative amount of expenses incurred since inception of the programs and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred during the three months ended March 31, 2017	$—	$—	$—	$—
Cumulative amount incurred through March 31, 2017	$59.7	$1.7	$17.5	$78.9
Total amount expected to be incurred	$60.4	$2.5	$17.9	$80.8

During the three months ended March 31, 2017, restructuring charges/(reductions) of $(0.6) million and $0.6 million, were included in Cost of Goods Sold (“COGS) and Selling, general and administrative expenses (“SG&A”), respectively. During the three months ended March 31, 2016 there were no restructuring amounts included in COGS or SG&A.

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the three months ended March 31, 2017 (in millions):

	Employee Termination Costs	Total
Restructuring reserve at December 31, 2016	$56.8	$56.8
Restructuring reserve increase (decrease)	(0.2)	(0.2)
Cash expenditures	(3.9)	(3.9)
Foreign exchange	0.8	0.8
Restructuring reserve at March 31, 2017	$53.5	$53.5

Other

During the first three months of 2017, the Company recorded $0.1 million and $2.1 million as a component of COGS and SG&A, respectively, for severance charges for structural cost reduction actions across all segments and corporate functions. During the first three months of 2016, the Company recorded $2.8 million and $9.6 million as a component of COGS and SG&A, respectively, for severance charges for structural cost reduction actions across all segments and corporate functions.

NOTE M – LONG-TERM OBLIGATIONS

2017 Credit Agreement

On January 31, 2017, the Company entered into a new credit agreement (the “2017 Credit Agreement”), with the lenders and issuing banks party thereto (the “New Lenders”) and Credit Suisse AG, Cayman Islands Branch (“CSAG”), as administrative agent and collateral agent. In connection with the 2017 Credit Agreement, the Company terminated its 2014 Credit Agreement (as defined below), among the Company and certain of its subsidiaries, the lenders thereunder and Credit Suisse AG, as administrative agent and collateral agent, and related agreements and documents. The 2017 Credit Agreement provides the Company with a senior secured revolving line of credit of up to $450 million that is available through January 31, 2022 and a $400 million senior secured term loan, which will mature on January 31, 2024. The 2017 Credit Agreement allows unlimited incremental commitments, which may be extended at the option of the existing or new lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, with incremental amounts in excess of $300 million as long as the Company satisfies a senior secured leverage ratio contained in the 2017 Credit Agreement.

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

As of March 31, 2017, the Company had $397.8 million, net of discount, in U.S. dollar denominated term loans outstanding under the 2017 Credit Agreement. The weighted average interest rate on the term loans at March 31, 2017 was 3.54%. The Company had no revolving credit amounts outstanding as of March 31, 2017.

The 2017 Credit Agreement incorporates facilities for issuance of letters of credit up to $400 million.  Letters of credit issued under the 2017 Credit Agreement letter of credit facility decrease availability under the $450 million revolving line of credit.  As of March 31, 2017, the Company had no letters of credit issued under the 2017 Credit Agreement.  The 2017 Credit Agreement also permits the Company to have additional letter of credit facilities up to $300 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving lines of credit. The Company had letters of credit issued under the additional letter of credit facilities of the 2017 Credit Agreement that totaled $36.0 million as of March 31, 2017.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2017 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $25.8 million as of March 31, 2017.

In total, as of March 31, 2017, the Company had letters of credit outstanding of $61.8 million. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

2014 Credit Agreement

On January 31, 2017, in connection with the 2017 Credit Agreement, the Company terminated its 2014 Credit Agreement (as defined below), among the Company and certain of its subsidiaries, the lenders thereunder and Credit Suisse AG, as administrative agent and collateral agent, and related agreements and documents.

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

The 2014 Credit Agreement also contained customary default provisions.

During the three months ended March 31, 2017, the Company recorded a loss on early extinguishment of debt related to its 2014 Credit Agreement of approximately $8.2 million.

As of December 31, 2016, the Company had $428.6 million, net of discount, in U.S. dollar and Euro denominated term loans outstanding under the 2014 Credit Agreement. The weighted average interest rate on the term loans at December 31, 2016 was 3.63%. The Company had no outstanding U.S. dollar and Euro denominated revolving credit amounts under the 2014 Credit Agreement at December 31, 2016.

The 2014 Credit Agreement incorporated facilities for issuance of letters of credit up to $400 million.  Letters of credit issued under the 2014 Credit Agreement letter of credit facility decreased availability under the $600 million revolving line of credit. As of December 31, 2016, the Company had no letters of credit issued under the 2014 Credit Agreement.  The 2014 Credit Agreement also permitted the Company to have additional letter of credit facilities up to $300 million, and letters of credit issued under such additional facilities did not decrease availability under the revolving line of credit. The Company had letters of credit issued under the additional letter of credit facilities of the 2014 Credit Agreement that totaled $36.8 million as of December 31, 2016.

The Company also had bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit did not reduce the Company’s availability under the 2014 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $146.4 million ($121.4 million related to discontinued operations) as of December 31, 2016.

In total, as of December 31, 2016, the Company had letters of credit outstanding of $183.2 million ($121.4 million related to discontinued operations). The letters of credit generally served as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain letters of credit served as collateral guaranteeing the Company’s performance under contracts.

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

6-1/2% Senior Notes

On March 27, 2012, the Company sold and issued $300.0 million aggregate principal amount of Senior Notes Due 2020 (“6-1/2% Notes”) at par. The proceeds from these notes were used for general corporate purposes. The 6-1/2% Notes became redeemable by the Company beginning in April 2016 at an initial redemption price of 103.25% of principal amount. The Company redeemed $45.8 million principal amount of the 6-1/2% Notes in the first quarter of 2017 for $47.9 million, including market premiums of $1.2 million and accrued but unpaid interest of $0.9 million. The Company redeemed the remaining $254.2 million principal amount of the 6-1/2% Notes on April 3, 2017 for $266.7 million, including accrued but unpaid interest of $8.4 million and a call premium of $4.1 million (which was recorded as Loss on extinguishment of debt on that date). The 6-1/2% Notes were jointly and severally guaranteed by certain of the Company’s domestic subsidiaries, but summarized financial information for the wholly-owned guarantors is not provided because the 6-1/2% Notes were fully extinguished as of April 3, 2017.

6% Senior Notes

On November 26, 2012, the Company sold and issued $850.0 million aggregate principal amount of Senior Notes due 2021 (“6% Notes”) at par. The proceeds from this offering plus other cash was used to redeem all $800.0 million principal amount of the outstanding 8% Senior Subordinated Notes. During the first quarter of 2017, the Company redeemed all $850.0 million of the 6% Notes for $887.2 million including redemption premiums of $25.9 million and accrued but unpaid interest of $11.3 million.

5-5/8% Senior Notes

On January 31, 2017, the Company sold and issued $600.0 million aggregate principal amount of Senior Notes Due 2025 (“5-5/8% Notes”) at par in a private offering. The proceeds from the 5-5/8% Notes, together with cash on hand, including cash from the sale of our MHPS business, was used: (i) to complete a tender offer for up to $550.0 million of our 6% Notes, (ii) to redeem and discharge such portion of the 6% Notes not purchased in the tender offer, (iii) to fund a $300.0 million partial redemption of the 6% Notes, (iv) to fund repayment of all $300.0 million aggregate principal amount outstanding of our 6-1/2% Notes on or before April 3, 2017, (v) to pay related premiums, fees, discounts and expenses, and (vi) for general corporate purposes, including repayment of borrowings outstanding under the 2014 Credit Agreement. The 5-5/8% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries.

During the three months ended March 31, 2017, the Company recorded a loss on early extinguishment of debt related to its 6% Notes and its 6-1/2% Notes of $37.2 million.

Fair Value of Debt

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of March 31, 2017, as follows (in millions, except for quotes):

	Book Value	Quote	FV
5-5/8% Notes	$600.0	$1.00750	$605
6-1/2% Notes	$254.2	$1.01625	$258
2017 Credit Agreement Term Loan (net of discount)	$397.8	$1.00375	$399

The fair value of debt reported in the table above is based on price quotations on the debt instrument in an active market and therefore categorized under Level 1 of the ASC 820 hierarchy. See Note A – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. The Company believes that the carrying value of its other borrowings, including amounts outstanding for the revolving credit line under the 2017 Credit Agreement approximate fair market value based on maturities for debt of similar terms. The fair value of these other borrowings are categorized under Level 2 of the ASC 820 hierarchy.

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

	Three Months Ended March 31,
	2017			2016
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$0.2	$0.7	$—	$0.3	$0.7	$—
Interest cost	1.7	1.2	—	1.8	1.7	0.1
Expected return on plan assets	(2.0)	(1.2)	—	(2.1)	(1.6)	—
Amortization of actuarial loss	1.1	0.8	—	1.0	0.6	—
Net periodic cost	$1.0	$1.5	$—	$1.0	$1.4	$0.1

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

Securities and Stockholder Derivative Lawsuits

In 2010, the Company received complaints seeking certification of class action lawsuits as follows:

•
A consolidated class action complaint for violations of securities laws was filed in the United States District Court, District of Connecticut on November 18, 2010 and is entitled Sheet Metal Workers Local 32 Pension Fund and Ironworkers St. Louis Council Pension Fund, individually and on behalf of all others similarly situated v. Terex Corporation, et al.

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

Demag Cranes AG Appraisal Proceedings

In connection with the Company’s purchase of Demag Cranes AG (“DCAG”) in 2011, certain former shareholders of DCAG initiated appraisal proceedings relating to (i) a domination and profit loss transfer agreement between DCAG and Terex Germany GmbH & Co. KG (the “DPLA Proceeding”) and (ii) the squeeze out of the former DCAG shareholders (the “Squeeze out Proceeding”) alleging that the Company did not pay fair value for the shares of DCAG. These proceedings were initiated in the Regional Court of Düsseldorf on April 24, 2012 and January 26, 2014, respectively. The Company believes it did pay fair value for the shares of DCAG and that no further payment from the Company to any former shareholders of DCAG is required. The initial court ruling in the DPLA Proceeding was in favor of the Company and against the claimants (i.e., no increase in compensation was owed to the former shareholders). However, the court did rule that the costs of the proceedings, including legal costs for both parties, would need to be borne by Terex. This initial court ruling in the DPLA Proceeding is being appealed by both parties (claimants as to results, Terex as to costs). The Squeeze out Proceeding is still in the relatively early stages. While the Company believes the position of the former shareholders of DCAG is without merit and is vigorously opposing it, no assurance can be given as to the final resolution of these disputes or that the Company will not ultimately be required to make an additional payment as a result of such disputes, which amount could be material.

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

As of March 31, 2017 and December 31, 2016, the Company’s maximum exposure to such credit guarantees was $41.3 million and $42.3 million, respectively, including total guarantees issued by a German subsidiary, part of the Cranes segment, of $13.7 million and $16.3 million, respectively (credit guarantees as of December 31, 2016 include $2.0 million of guarantees related to discontinued operations). Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. Maximum exposure for residual value guarantees issued by the Company totaled $7.9 million and $7.1 million as of March 31, 2017 and December 31, 2016, respectively. The Company is generally able to mitigate some risk associated with these guarantees because the maturity of guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to functionality and state of repair of the machine.  As of March 31, 2017 and December 31, 2016, the Company’s maximum exposure pursuant to buyback guarantees was $0.3 million and $3.5 million, respectively ($3.2 million related to discontinued operations as of December 31, 2016). The Company is generally able to mitigate some risk of these guarantees because maturity of guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time and through leveraging its access to used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $4 million as of March 31, 2017 and December 31, 2016, respectively, for estimated fair value of all guarantees provided.

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

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(4.6)	$(71.0)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment (“CTA”), net of (provision for) benefit from taxes of $(4.5) and $0.3, respectively	371.0	61.9
Derivative hedging adjustment, net of (provision for) benefit from taxes of $(0.7) and $0.3, respectively	1.1	(3.6)
Debt and equity securities adjustment, net of (provision for) benefit from taxes of $0.0 and $0.0, respectively	0.1	(0.4)
Pension liability adjustment:
Amortization of actuarial (gain) loss, net of provision for (benefit from) taxes of $(0.6) and $(0.5), respectively	1.3	1.9
Divestiture of business, net of provision for (benefit from) taxes of $(23.9) and $0.0	55.4	—
Foreign exchange and other effects, net of (provision for) benefit from taxes of $0.3 and $1.2, respectively	(0.8)	(1.4)
Total pension liability adjustment	55.9	0.5
Other comprehensive income (loss)	428.1	58.4
Comprehensive income (loss)	423.5	(12.6)
Comprehensive loss (income) attributable to noncontrolling interest	—	0.1
Comprehensive income (loss) attributable to Terex Corporation	$423.5	$(12.5)

Changes in Accumulated Other Comprehensive Income (Loss)
The table below presents changes in AOCI by component for the three months ended March 31, 2017 and 2016. All amounts are net of tax (in millions).

	Three months ended March 31, 2017					Three months ended March 31, 2016
	CTA (1)	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj. (2)	Total	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(615.3)	$(2.4)	$0.6	$(162.3)	$(779.4)	$(492.7)	$2.3	$(6.3)	$(152.9)	$(649.6)
Other comprehensive income (loss) before reclassifications	18.9	(0.6)	—	(0.8)	17.5	61.9	(2.4)	(0.4)	(1.4)	57.7
Amounts reclassified from AOCI	352.1	1.7	0.1	56.7	410.6	—	(1.2)	—	1.9	0.7
Net other comprehensive Income (Loss)	371.0	1.1	0.1	55.9	428.1	61.9	(3.6)	(0.4)	0.5	58.4
Ending balance	$(244.3)	$(1.3)	$0.7	$(106.4)	$(351.3)	$(430.8)	$(1.3)	$(6.7)	$(152.4)	$(591.2)

(1) Reclassification of $352.1 million of losses (net of $1.5 million of tax benefits) from AOCI to Gain (loss) on disposition of discontinued operations - net of tax in connection with the sale of the MHPS business during the three months ended March 31, 2017.
(2) Reclassification of AOCI during the three months ended March 31, 2017 primarily relates to $55.4 million of losses (net of $23.9 million of tax benefits) reclassified from AOCI to Gain (loss) on disposition of discontinued operations - net of tax in connection with the sale of the MHPS business.

Noncontrolling Interest
During the three months ended March 31, 2017 Noncontrolling interest decreased by $36.1 million primarily due to the divestiture of our MHPS segment.

Stock-Based Compensation

During the three months ended March 31, 2017, the Company awarded 1.3 million shares of restricted stock to its employees with a weighted average grant date fair value of $32.33 per share.  Approximately 62% of these restricted stock awards vest ratably over a three year period and approximately 38% cliff vest at the end of a three year period. Approximately 13% of the shares granted are based on performance targets containing a market condition determined over a three year period. The Company used the Monte Carlo method to determine grant date fair value of $36.48 per share for the awards with a market condition granted on March 2, 2017.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

Grant date
March 2, 2017
Dividend yields	1.01%
Expected volatility	42.78%
Risk free interest rate	1.55%
Expected life (in years)	3

Share Repurchases and Dividends

In February 2015, the Company announced authorization by its Board of Directors for the repurchase of up to $200 million of the Company’s outstanding shares of common stock. In February 2017, the Company’s Board of Directors announced authorization for the repurchase of up to an additional $350 million of the Company’s outstanding shares of common stock. During the three months ended March 31, 2017, the Company repurchased approximately 6.5 million shares for approximately $201.0 million under these programs. A portion of the share repurchases was executed prior to March 31, 2017 but cash settled in April. In the first quarter of 2017, the Company’s Board of Directors declared a dividend of $0.08 per share, which was paid to its shareholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a global manufacturer of lifting and material processing products and services that deliver lifecycle solutions to maximize customer return on investment. The Company delivers lifecycle solutions to a broad range of industries, including the construction, infrastructure, manufacturing, shipping, transportation, refining, energy, utility, quarrying and mining industries. We report in three business segments: (i) Aerial Work Platforms (“AWP”); (ii) Cranes; and (iii) Materials Processing (“MP”). Please refer to Note A – “Basis of Presentation” and Note C – “Business Segment Information” in the accompanying Condensed Consolidated Financial Statements for a description of recent business reorganizations and segment descriptions.

Effective as of June 30, 2016, adjustments were made to our reportable segments as a result of definitive agreements to sell portions of our business and reorganize the management structure of other portions of our business, as discussed below. On May 16, 2016, we entered into an agreement to sell our Material Handling and Port Solutions (“MHPS”) business to Konecranes Plc (“Konecranes”). As a result, our former MHPS segment is reported in discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (Loss) for all periods presented, and in assets and liabilities held for sale in the Condensed Consolidated Balance Sheet at December 31, 2016, and is no longer a reportable segment. During June and July of 2016, we entered into agreements to sell certain portions of our former Construction segment. As a result, concrete mixer trucks and concrete paver product lines from our former Construction segment have been reassigned to our MP segment and remaining product lines within the former Construction segment, such as loader backhoes and site dumpers, have been reassigned to the Corporate and Other category, as a result of changes in management responsibilities associated with these product lines. Portions of our Cranes segment and remaining portions of our former Construction segment are classified as assets and liabilities held for sale upon meeting the requirements of ASC 360 - “Property, Plant and Equipment”. The effects of these changes have been shown in all periods presented.

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

We calculate a non-GAAP measure of free cash flow. We define free cash flow as Net cash provided by (used in) operating activities, plus (minus) increases (decreases) in Terex Financial Services (“TFS”) assets, less Capital expenditures. We believe that this measure of free cash flow provides management and investors further useful information on cash generation or use in our primary operations.

We discuss forward looking information related to expected earnings per share (“EPS”) excluding restructuring charges and other items. The Company’s 2017 outlook for earnings per share is a non-GAAP financial measure because it excludes items such as restructuring and other related charges, impact from periodic adjustments to fair value in our ownership in Konecranes, deal related costs, the impact of the release of tax valuation allowances and gains and losses on divestitures. The Company is not able to reconcile these forward-looking non-GAAP financial measures to their most directly comparable forward-looking GAAP financial measures without unreasonable efforts because the Company is unable to predict with a reasonable degree of certainty the exact timing and impact of such items. The unavailable information could have a significant impact on the Company’s full-year 2017 GAAP financial results. Adjusted EPS provides guidance to investors about our EPS expectations excluding restructuring and other charges that we do not believe are reflective of our ongoing operations.

Working capital is calculated using the Condensed Consolidated Balance Sheet amounts for Trade receivables (net of allowance) plus Inventories, less Trade accounts payable and Customer advances. We view excessive working capital as an inefficient use of resources, and seek to minimize the level of investment without adversely impacting the ongoing operations of the business. Trailing three months annualized net sales is calculated using the net sales for the most recent quarter end multiplied by four. The ratio calculated by dividing working capital by trailing three months annualized net sales is a non-GAAP measure that we believe measures our resource use efficiency.

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

Overview

Focus, Simplify and Execute to Win are the three pillars of our business strategy and we made progress on each one in the first quarter.

We completed the sale of our MHPS business in January 2017 and have completed the sale of our dumper and loader backhoe business based in Coventry, England. In March 2017, we also announced the agreement to sell our Indian loader backhoe business. With these actions, we are nearing completion of the “Focus” phase of our strategy deployment.

We continue to simplify the Company by reducing our global footprint and cost structure. We are taking actions throughout the entire Company to reduce costs, with an emphasis on functional general and administrative costs. These actions have resulted in savings which have been critical to at least partially offset challenging market conditions. We have also taken actions to continue to rationalize our manufacturing footprint, consolidating facilities across all three of our segments. Since the beginning of 2016, we have either closed or sold nine facilities (excluding MHPS). We have also announced plans to sell or close an additional five locations and are in the process of reducing our footprint at our manufacturing complexes in Redmond, Washington and Zweibrucken, Germany. Leveraging our existing capacity is necessary for the market environment we are in and will help us become more globally cost competitive. We are also reducing our headcount in our global cranes business as we adjust to lower production volumes. See Note L - “Restructuring and Other Charges” in our Condensed Consolidated Financial Statements for more information on these actions.

Our “Execute to Win” business system has three priority areas: Lifecycle Solutions, Commercial Excellence and Strategic Sourcing. Within each area we are developing capabilities and implementing common processes to increase operating leverage and improve performance across the Company.

We are encouraged by our start to 2017. Our MP segment had an excellent start to the year, growing sales and operating margin. Our Cranes segment results were consistent with our expectation that volumes would be down in the first half of 2017. In AWP, sales were down as expected, and operating margins compressed on lower sales and the strength of the U.S. dollar. Modest improvements in certain end markets and our focus on building capabilities through our Commercial Excellence program are having a positive impact on our order book. We see positive momentum in our backlog, which was up 10% year-over-year.

Our AWP segment’s first quarter results were generally in line with our expectations. Net sales and profitability declined year over year as the North American market declined on softer rental demand for aerials and telehandlers. The underlying residential and non-residential construction demand is relatively strong, helping to mitigate the effect of the replacement cycle. While the European market was stable and we saw good growth in Asia, the South American market remains weak. We are encouraged by our bookings and backlog, which is up 21% on a year over year basis. Backlog is up in each of our three largest regions: North America, Europe and Asia Pacific.

Net sales and profitability in our Cranes segment declined year over year as the global crane market remains challenging for nearly all products and regions but appears to be stabilizing. The North American market remained weak, as low oil, gas and commodity prices continued to impact the sale of mobile cranes. However, the stabilization of oil prices is increasing utilization. The European market was hurt by changes in subsidies in the wind power market in Germany resulting in fewer large crawler crane sales. Sales in Australia and Latin America were up modestly in the quarter. Although our utilities products sales were down compared to last year, this business was more profitable than in the prior year period. The year-over-year growth in our Cranes bookings and slight increase in backlog is consistent with our view that revenue would decline in the first half of 2017 and stabilize in the second half of 2017.

Our MP segment’s operating profit improved on increased net sales. Growth was driven by our mobile crushing and screening and concrete product lines. Crushing and screening was up in North American and steady in Europe. There were also positive signs in other areas, including certain markets in Latin America, Australia, Japan and Southeast Asia. This growth came from the aggregate sector as capital spending on the mining side of the industry remains relatively light. Material handling sales were down in the quarter. However, we are seeing signs of modest market improvement although channel inventory is a head wind in the near term for this business. Backlog for the segment is up 29% compared to the prior year period, primarily due to strength in the mobile crushing and screening and North American concrete markets.

Geographically, our largest market remains North America, which now represents approximately 54% of our global sales in continuing operations. However, our North American sales declined 4% on a year over year basis, driven by softness in our AWP and mobile crane product categories. While our Asian/Pacific markets grew, the European and Latin American markets were down, with Latin America significantly.

We have been executing our disciplined capital allocation strategy. In January 2017, we issued $600 million of eight year senior unsecured notes and also refinanced our credit facility. As a result of these actions and our MHPS sale, we repaid our higher cost long-term debt in the first quarter and early in the second quarter of 2017. This has resulted in debt reductions of approximately $600 million, interest rate reductions and extensions of debt maturities. In total, due to these actions, we expect interest savings of approximately $35 million on an annualized basis.

In February 2017 we monetized 7.45 million Konecranes shares for proceeds of approximately $272 million. In February 2017 our Board of Directors also announced authorization for the repurchase of up to an additional $350 million of our outstanding shares of common stock. This was in addition to the $200 million that was previously announced in February 2015. We repurchased approximately 6.5 million Terex shares in the first quarter of 2017 for approximately $201 million under these programs. See Part II Other Information, Item 2 “Unregistered Sale of Equity Securities and Use of Proceeds” for further information on our share repurchases, including the amount that may still be purchased under our Board authorized share repurchase programs.

We believe our liquidity continues to be sufficient to meet our business plans. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

As a result of the $13.5 million dividend we earned on our Konecranes shares and the impact of our share repurchase program, we now expect 2017 earnings per share (“EPS”) to be between $0.80 and $0.95, excluding restructuring and other items.

ROIC

ROIC continues to be a metric we use to measure our performance. ROIC and Non-GAAP Measures assist in showing how effectively we utilize capital invested in our operations. After-tax ROIC is determined by dividing the sum of NOPAT for each of the previous four quarters by the average of the sum of Total Terex Corporation stockholders’ equity plus Debt (as defined below) less Cash and cash equivalents (as defined below) for the previous five quarters. NOPAT for each quarter is calculated by multiplying the sum of (i) Income (loss) from continuing and discontinued operations, (ii) the impact of the MHPS sale and (iii) transactions related to our Konecranes shares investment by a figure equal to one minus the annualized effective tax rate of the Company (as described below). We believe that earnings/losses from discontinued operations, gain/loss on the MHPS sale and transactions related to our Konecranes shares investment as well as the net assets that comprise those operations’ invested capital, should be included in this calculation because it captures the financial returns on our capital allocation decisions for the measured periods. We have changed the calculation of the effective tax rate from the discrete quarterly tax rate to the annualized effective tax rate for each quarter. We believe this more closely aligns with how our investors consider the effective tax rate in ROIC.

Furthermore, we believe returns on capital deployed in TFS do not represent our primary operations and, therefore, TFS assets and results from operations have been excluded from the Non-GAAP Measures. The annualized effective tax rate is equal to the (Provision for) benefit from income taxes divided by Income (loss) before income taxes from continuing operations, discontinued operations and gain on sale of discontinued operations before income taxes. Debt is calculated using amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ adjusted NOPAT as this represents the most recent 12-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) thereby providing, over the same time period as the numerator, four quarters of average invested capital.

Terex management and Board of Directors use ROIC as one of the primary measures to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at March 31, 2017 was 0.4%.

Amounts described below are reported in millions of U.S. dollars, except for the effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Mar '17	Dec '16	Sep '16	Jun '16	Mar '16
Annualized effective tax rate (1), (2)	6.4%	27.4%	27.4%	27.4%
Income (loss) from operations as adjusted	$71.1	$(228.0)	$118.9	$30.8
Multiplied by: 1 minus Effective tax rate	93.6%	72.6%	72.6%	72.6%
Adjusted net operating income (loss) after tax	$66.5	$(165.5)	$86.3	$22.4
Debt (as defined above) as adjusted	$1,242.8	$1,592.6	$1,688.0	$1,709.0	$1,830.9
Less: Cash and cash equivalents as adjusted	(816.4)	(501.9)	(343.7)	(298.1)	(323.6)
Debt less Cash and cash equivalents as adjusted	426.4	1,090.7	1,344.3	1,410.9	1,507.3
Total Terex Corporation stockholders’ equity as adjusted	1,458.9	1,246.2	1,588.1	1,527.2	1,501.0
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$1,885.3	$2,336.9	$2,932.4	$2,938.1	$3,008.3
(1) The 2017 annualized effective tax rate is based on management’s full year 2017 projections.
(2) The 2016 annualized effective tax rate is based on the full year 2016 actual results.

March 31, 2017 ROIC	0.4%
NOPAT as adjusted (last 4 quarters)	$9.7
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$2,620.2

	Three months ended 3/31/17	Three months ended 12/31/16	Three months ended 9/30/16	Three months ended 6/30/16
Reconciliation of income (loss) from operations:
Income (loss) from operations	$(6.3)	$(272.1)	$39.6	$73.4
Income (loss) from discontinued operations	—	50.8	79.5	(39.3)
Pretax gain on sale of MHPS	79.5	—	—	—
Konecranes dividend income	13.5	—	—	—
Loss on sale of Konecranes stock	(13.2)	—	—	—
(Income) loss from operations for TFS	(2.4)	(6.7)	(0.2)	(3.3)
Income (loss) from operations as adjusted	$71.1	$(228.0)	$118.9	$30.8

	As of 3/31/17	As of 12/31/16	As of 9/30/16	As of 6/30/16	As of 3/31/16
Reconciliation of Cash and cash equivalents:
Cash and cash equivalents from continuing operations	$813.9	$428.5	$248.8	$200.8	$216.2
Cash and cash equivalents in assets held for sale	2.5	73.4	94.9	97.3	107.4
Cash and cash equivalents as adjusted	$816.4	$501.9	$343.7	$298.1	$323.6

Reconciliation of Debt:
Debt from continuing operations	$1,242.8	$1,575.8	$1,663.5	$1,686.3	$1,809.1
Debt included in liabilities held for sale	—	16.8	24.5	22.7	21.8
Debt as adjusted	$1,242.8	$1,592.6	$1,688.0	$1,709.0	$1,830.9

Reconciliation of Terex Corporation stockholders’ equity:
Terex Corporation stockholders’ equity as reported	$1,695.3	$1,484.7	$1,877.7	$1,856.1	$1,855.1
TFS Assets	(236.4)	(238.5)	(289.6)	(328.9)	(354.1)
Terex Corporation stockholders’ equity as adjusted	$1,458.9	$1,246.2	$1,588.1	$1,527.2	$1,501.0

Sale of MHPS Business

See Note B – “Sale of MHPS Business and Investment Carried at Fair Value” in the Notes to the Condensed Consolidated Financial Statements for further information regarding the sale of our MHPS business to Konecranes.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Consolidated

	Three Months Ended March 31,
	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,006.9	—	$1,114.3	—	(9.6)%
Gross profit	$152.3	15.1%	$181.7	16.3%	(16.2)%
SG&A	$158.6	15.8%	$170.4	15.3%	(6.9)%
Income (loss) from operations	$(6.3)	(0.6)%	$11.3	1.0%	(155.8)%

Net sales for the three months ended March 31, 2017 decreased $107.4 million when compared to the same period in 2016.  The decline in net sales was driven by lower net sales in AWP, Cranes and in certain construction product lines in Corporate, partially offset by higher net sales in MP. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately 2% or $21 million.

Gross profit for the three months ended March 31, 2017 decreased $29.4 million when compared to the same period in 2016. The decrease was primarily due to declines in gross profit in our AWP and Cranes segments, mostly due to sales volume reductions, commodity price increases and negative impact of foreign exchange rate changes, partially offset by increased gross profit in our MP segment due to higher sales volume.

SG&A costs for the three months ended March 31, 2017 decreased $11.8 million when compared to the same period in 2016.  The decrease was primarily due to the impact of general and administrative cost reductions from actions taken in 2016 and reduced costs associated with the divestiture of certain construction product lines in Corporate.

Income from operations for the three months ended March 31, 2017 decreased $17.6 million when compared to the same period in 2016.  The decrease was primarily due to lower operating performance in our AWP and Cranes segments, mostly due to lower sales volumes, partially offset by increased operating performance in our MP segment due to increased sales volume.

Aerial Work Platforms

	Three Months Ended March 31,
	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$472.4	—	$520.7	—	(9.3)%
Income from operations	$21.7	4.6%	$38.1	7.3%	(43.0)%

Net sales for the AWP segment for the three months ended March 31, 2017 decreased $48.3 million when compared to the same period in 2016. Net sales decreased approximately $43 million due to volume declines primarily in North America and Europe and a more challenging pricing environment, partially offset by sales increases in Asia Pacific. The volume decline in the North American market reflected both softer aerial and telehandler sales. The negative impact of foreign exchange rate changes, particularly in Europe, was approximately $6 million.

Income from operations for the three months ended March 31, 2017 decreased $16.4 million when compared to the same period in 2016.  The decrease was primarily due to sales volume and pricing declines, increased commodity prices, negative impact of foreign exchange activity and a transactional tax reporting issue outside the U.S., partially offset by lower manufacturing costs and lower operating expenses, including general and administrative expenses.

Cranes

	Three Months Ended March 31,
	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$263.9	—	$307.3	—	(14.1)%
Loss from operations	$(32.8)	(12.4)%	$(16.6)	(5.4)%	(97.6)%

Net sales for the Cranes segment for the three months ended March 31, 2017 decreased $43.4 million when compared to the same period in 2016.  Net sales decreased approximately $42 million as the global crane markets remain challenging and continue to be impacted by low oil, gas and commodity prices as well the wind energy market in Germany. The negative impact of foreign exchange rate changes, was approximately $2 million.

Loss from operations for the three months ended March 31, 2017 increased $16.2 million when compared to the same period in 2016. The decrease was driven primarily by the lower sales and production volumes, and the cost related to the continued turnaround actions that we are executing in Cranes.

Materials Processing

	Three Months Ended March 31,
	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$249.1	—	$223.8	—	11.3%
Income from operations	$25.5	10.2%	$15.8	7.1%	61.4%

Net sales for the MP segment for the three months ended March 31, 2017 increased $25.3 million when compared to the same period in 2016, primarily due to increased sales volume of approximately $35 million partially offset by approximately $9 million of negative impact of foreign exchange rate changes. Concrete equipment sales in North America and crushing and screening equipment sales in Australia and North America increased while scrap handling equipment sales were weaker compared to last year’s first quarter.

Income from operations for the three months ended March 31, 2017 increased $9.7 million when compared to the same period in 2016, primarily from the effect of increased sales volume and improvements in operating efficiency, partially offset by negative impact of foreign exchange rate changes.

Corporate and Other / Eliminations

	Three Months Ended March 31,
	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$21.5	—	$62.5	—	(65.6)%
Loss from operations	$(20.7)	(96.3)%	$(26.0)	(41.6)%	20.4%

Net sales amounts include sales in various construction equipment product lines and on-book financing of TFS, as well as elimination of intercompany sales activity among segments. The net sales decrease is primarily attributable to product line divestitures in our construction product lines.

Loss from operations for the three months ended March 31, 2017 decreased $5.3 million when compared to the same period in 2016. The reduction in operating loss is primarily attributable to lower costs as a result of product line divestitures in our construction product lines.

Interest Expense, Net of Interest Income

During the three months ended March 31, 2017, our interest expense net of interest income was $19.6 million, or $3.9 million lower than the same period in the prior year due to lower borrowings at lower rates.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended March 31, 2017 was expense of $17.3 million, an $11.4 million increase in expense when compared to the same period in the prior year. As described in Note B - “Sale of MHPS Business and Investment Carried at Fair Value”, the current year period includes a loss of $9.3 million related to the change in fair value of Konecranes shares and a loss on the partial sale of Konecranes shares of $13.2 million, offset by dividend income of $13.5 million recorded on that investment. Additionally, increased expense in the current year period is attributable to increased losses from foreign currency exchange and equity earnings, partially offset by merger related costs incurred in the prior year period.

Income Taxes

During the three months ended March 31, 2017, we recognized an income tax benefit of $28.3 million on a loss of $88.6 million, an effective tax rate of 31.9%, as compared to an income tax expense of $3.9 million on a loss of $18.1 million, an effective tax rate of (21.5)%, for the three months ended March 31, 2016.  The effective tax rate for the three months ended March 31, 2017 was driven by a tax benefit for interest deduction and geographic mix of earnings.  In addition, since the Company’s year-to-date ordinary loss exceeded the anticipated ordinary loss for the full year, the tax benefit for the three months ended March 31, 2017 was limited to the amount that would be recognized if the year-to-date ordinary loss were the anticipated ordinary loss for the full year.  The effective tax rate for the three months ended March 31, 2016 was driven by losses in jurisdictions where no tax benefits are recognized due to valuation allowances.

Income (Loss) from Discontinued Operations

Loss from discontinued operations - net of tax for the three months ended March 31, 2016 was $52.4 million. The loss was driven by operating losses from our MHPS disposal group including approximately $49 million in severance and restructuring charges.

Gain (Loss) on Disposition of Discontinued Operations

During the three months ended March 31, 2017 we recognized a gain on disposition of discontinued operations - net of tax of $52.7 million related to the sale of our MHPS business and $3.0 million due to contractual earnout payments. During the three months ended March 31, 2016 we recognized a gain on disposition of discontinued operations - net of tax of $3.4 million, related primarily to contractual earnout payments.

LIQUIDITY AND CAPITAL RESOURCES

We continue to focus on generating cash and improving margins. We generated approximately $835 million in cash due to the sale of our MHPS business. We also generated approximately $272 million in cash from the sale of a portion of our Konecranes shares. As described below, we used a large portion of these proceeds to repay a significant amount of debt in the quarter and repurchase approximately $201 million of our common stock. Consistent with our expectations, we used cash in operations in the first three months of 2017. As a result of these actions, our liquidity (cash and availability under our revolving credit line) increased by approximately $165 million as compared to December 31, 2016. We had negative free cash flow of approximately $209 million in the three months ended March 31, 2017. This was primarily due to cash used in operations and capital expenditures. We expect to generate between $0 and $50 million in free cash flow for the full year 2017.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

Three Months Ended 3/31/2017
Net cash provided by (used in) operating activities	$(196.1)
Increase (decrease) in TFS assets	(2.1)
Capital expenditures	(10.6)
Free cash flow	$(208.8)

Generating cash from operations depends primarily on our ability to earn net income through the sales of our products and to manage our investment in working capital. Pursuant to terms of our trade accounts receivable factoring arrangements, during the three months ended March 31, 2017, we sold, without recourse, approximately $62.3 million of trade accounts receivable to provide additional liquidity. During the three months ended March 31, 2017, we also sold approximately $43.5 million of sales-type leases and commercial loans.

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets.  We had cash and cash equivalents, including cash and cash equivalents recorded as Current assets held for sale, of $816.4 million at March 31, 2017.  We seek to use cash held by our foreign subsidiaries to support our operations and continued growth plans outside the United States through funding of capital expenditures, operating expenses or other similar cash needs of these operations. Such cash could be used in the U.S., if necessary. Cash repatriated to the U.S. could be subject to incremental local and U.S. taxation. Because our expectation for changes to existing tax laws worldwide is high, we will continue to monitor tax legislation for opportunities to tax-efficiently mobilize and redeploy funds. There are no trends, demands or uncertainties as a result of the Company’s cash re-investment policy that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility.

We believe cash generated from operations together with access to our bank credit facilities and cash on hand, provide adequate liquidity to continue to support internal operating initiatives and meet our operating and debt service requirements for at least the next 12 months. See Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business.

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

During the first three months of 2017, cash used in inventory was approximately $39 million as production ramped up for expected future deliveries. Working capital as a percent of trailing three month annualized net sales was 24.1% at March 31, 2017.

The following tables show the calculation of our working capital in continuing operations and trailing three months annualized sales as of March 31, 2017 (in millions):

Three Months Ended 3/31/2017
Net Sales	$1,006.9
x	4
Trailing Three Month Annualized Net Sales	$4,027.6

As of 3/31/17
Inventories	$909.2
Trade Receivables	651.0
Trade Accounts Payable	(548.9)
Customer Advances	(38.7)
Total Working Capital	$972.6

On January 31, 2017, we entered into a new credit agreement (the “2017 Credit Agreement”). The 2017 Credit Agreement provides us with a senior secured revolving line of credit of up to $450 million that is available through January 31, 2022 and a $400 million senior secured term loan, which will mature on January 31, 2024. The 2017 Credit Agreement allows unlimited incremental commitments, which may be extended at the option of the existing or new lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, with incremental amounts in excess of $300 million as long as the Company satisfies a senior secured leverage ratio contained in the 2017 Credit Agreement.

Our previous credit agreement provided us with a revolving line of credit of up to $600 million. See Note M - “Long-Term Obligations,” in our Condensed Consolidated Financial Statements for information concerning the 2017 Credit Agreement and our previous credit agreement. We had no borrowings on our revolving line of credit under the 2017 Credit Agreement at March 31, 2017.

Interest rates charged under the revolving line of credit in the 2017 Credit Agreement are subject to adjustment based on our consolidated leverage ratio. The U.S. dollar term loan bears interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 2.50%, with a floor of 0.75% on LIBOR. Under our previous credit agreement, we had a U.S. dollar term loan with interest at a rate of LIBOR plus 2.75%, with a floor of 0.75% on LIBOR and a Euro term loan with interest at a rate of Euro Interbank Offer Rate (“EURIBOR”) plus 2.75% with a floor of 0.75% of EURIBOR. At March 31, 2017, the weighted average interest rate on the term loan under the 2017 Credit Agreement was 3.54%.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

On January 31, 2017, we sold and issued $600.0 million aggregate principal amount of Senior Notes due 2025 (“5-5/8% Notes”) at par in a private offering. The proceeds from the 5-5/8% Notes, together with cash on hand, including cash from the sale of our MHPS business, was used: (i) to complete a tender offer for up to $550.0 million of our 6% Senior Notes due 2021 (“6% Notes”), (ii) to redeem and discharge such portion of the 6% Notes not purchased in the tender offer, (iii) to fund a $300.0 million partial redemption of the 6% Notes, (iv) to fund repayments of all $300.0 million aggregate principal amount outstanding of our 6-1/2% Senior Notes due 2020 (“6-1/2% Notes”) on or before April 3, 2017, (v) to pay related premiums, fees, discounts and expenses and (vi) for general corporate purposes, including repayment of borrowings outstanding under our previous credit agreement. During the first quarter, all of the 6% Notes were redeemed and $45.8 million of the 6-1/2% Notes were repurchased. On April 3, 2017, the remaining $254.2 million of 6-1/2% Notes were redeemed. The 5-5/8% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries. See Note M – “Long-Term Obligations” in the Notes to the Condensed Consolidated Financial Statements for further information.

Our investment in financial services assets was approximately $236 million, net at March 31, 2017. We remain focused on expanding financing solutions in key markets like the U.S. and Europe. We also anticipate using TFS to drive incremental sales by increasing direct customer financing through TFS in certain instances.

In February 2015 our Board of Directors authorized the repurchase of up to $200 million of our outstanding shares of common stock. We announced in February 2017 that our Board of Directors authorized the repurchase of up to an additional $350 million of our outstanding shares of common stock. During the three months ended March 31, 2017, we repurchased a total of 6.5 million shares for $201.0 million under these programs. A portion of the share repurchases was executed prior to March 31, 2017 but cash settled in April. In the first quarter of 2017, our Board of Directors declared a dividend of $0.08 per share, which was paid to our shareholders. It is our intention to pay four quarterly dividends of $0.08 per share, for an aggregate of $0.32 per share, for the calendar year of 2017. However, additional declarations of quarterly dividends and the establishment of future record and payment dates are subject to the determination of our Board of Directors.

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

Cash Flows

Cash used in operations for the three months ended March 31, 2017 totaled $196.1 million, compared to cash used in operations of $120.7 million for the three months ended March 31, 2016.  The change in cash from operations was primarily driven by higher cash used in working capital in the three months ended March 31, 2017 when compared to the prior year period.

Cash provided by investing activities for the three months ended March 31, 2017 was $1,048.3 million, compared to $25.9 million cash used in investing activities for the three months ended March 31, 2016. The increase in cash provided by investing activities was primarily due to cash received from the sales of our MHPS business and a portion of our Konecranes stock in the three months ended March 31, 2017.

Cash used in financing activities was $544.7 million for the three months ended March 31, 2017, compared to cash used in financing activities for the three months ended March 31, 2016 of $5.8 million. The increase in cash used in financing was primarily due to share repurchases and redemptions of our 6-1/2% Notes and 6% Notes and a reduction in term loans, partially offset by the issuance of our 5-5/8% Notes in the current year period.

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

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while costs associated with those revenues are only partly incurred in the same currencies.  Major foreign currencies, among others, in which we do business are the Euro, British Pound and Australian Dollar.  We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts.  At March 31, 2017, we had foreign exchange contracts with a notional value of $229.5 million that were initially designated as hedge contracts. Fair market value of these arrangements, which represents the cost to settle these contracts, was a net loss of $0.9 million at March 31, 2017.

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

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and other matters. See Note O – “Litigation and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for more information concerning contingencies and uncertainties, including our securities and stockholder derivative lawsuits, and our proceedings involving certain former shareholders of Demag Cranes AG.  We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage, intellectual property and other insurable risk required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any of our costs. However, we do not believe these contingencies and uncertainties will, individually or in the aggregate, have a material adverse effect on our operations. For contingencies and uncertainties other than income taxes, when it is probable that a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

RECENT ACCOUNTING STANDARDS

Please refer to Note A – “Basis of Presentation” in the accompanying Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.

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

At March 31, 2017, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the three months ended March 31, 2017 would have had approximately a $2 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At March 31, 2017, approximately 32% of our debt was floating rate debt and the weighted average interest rate for all debt was 5.15%.

At March 31, 2017, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings effect on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at March 31, 2017 would have increased interest expense by approximately $0.4 million for the three months ended March 31, 2017.

Commodities Risk

Principal materials and components that we use in our manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. During the first three months of 2017, minor, unfavorable input cost changes in some areas were off-set by favorable changes in other areas. We are monitoring global steel prices, as a sustained increase in prices would have an unfavorable impact on our input costs.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2017, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the quarterly period ended March 31, 2017 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about our purchases during the quarter ended March 31, 2017 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
January 1, 2017 - January 31, 2017	—	$—	—	$68,729
February 1, 2017 - February 28, 2017	872,931	$30.66	872,931	$391,963
March 1, 2017 - March 31, 2017	5,675,799 (2)	$30.73	5,669,099	$217,755
Total	6,548,730	$30.72	6,542,030	$217,755

(1)
In February 2015, our Board of Directors authorized and the Company publicly announced the repurchase of up to $200 million of the Company’s outstanding common shares. In February 2017, our Board of Directors authorized and the Company publicly announced the repurchase of up to an additional $350 million of the Company’s outstanding common shares.

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

TEREX CORPORATION
(Registrant)

Date:	May 3, 2017	/s/ John D. Sheehan
John D. Sheehan
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	May 3, 2017	/s/ Mark I. Clair
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

10.1
Terex Corporation Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended June 30, 2007 of Terex Corporation, Commission File No. 1-10702). ***

10.2
Terex Corporation Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.10 of the Form 10-K for the year ended December 31, 2008 of Terex Corporation, Commission File No. 1-10702). ***

10.3
Terex Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 of the Form 10-Q for the quarter ended June 30, 2004 of Terex Corporation, Commission File No. 1-10702). ***

10.4
Amendment to the Terex Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008). ***

10.5
Terex Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 9, 2013 and filed with the Commission on May, 14, 2013). ***

10.6
Terex Corporation Amended and Restated 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 9, 2013 and filed with the Commission on May, 14, 2013). ***

10.7
Form of Restricted Stock Agreement (time based granted prior to 2017) under the Terex Corporation Amended and Restated 2009 Omnibus Incentive Plan between Terex Corporation and participants of the 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 of the Form 10-K for the year ended December 31, 2011). ***

10.8
Form of Restricted Stock Agreement (performance based granted prior to 2017) under the Terex Corporation Amended and Restated 2009 Omnibus Incentive Plan between Terex Corporation and participants of the 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 of the Form 10-K for the year ended December 31, 2011).***

10.9
Form of Restricted Stock Agreement (time based granted 2017) under the Terex Corporation Amended and Restated 2009 Omnibus Incentive Plan between Terex Corporation and participants of the 2009 Omnibus Incentive Plan.* and ***

10.10
Form of Restricted Stock Agreement (performance based granted 2017) under the Terex Corporation Amended and Restated 2009 Omnibus Incentive Plan between Terex Corporation and participants of the 2009 Omnibus Incentive Plan.* and ***

10.11
Credit Agreement dated as of January 31, 2017, among Terex Corporation, certain of its subsidiaries, the Lenders and Issuing Banks named therein and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 31, 2017 and filed with the Commission February 2, 2017).

10.12
Guarantee and Collateral Agreement dated as of January 31, 2017, among Terex Corporation, certain of its subsidiaries, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 31, 2017 and filed with the Commission February 2, 2017).

10.13
Supplement No. 1 dated as of April 6, 2017 to the Guarantee and Collateral Agreement dated as of January 31, 2017, among Terex Corporation, certain of its subsidiaries, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent.*

10.14
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 29, 2011 and filed with the Commission on March 31, 2011). ***

10.15
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 29, 2011 and filed with the Commission on March 31, 2011). ***

10.16
Employment Letter from Terex Corporation signed by John Garrison on October 15, 2015 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 15, 2015 and filed with the Commission on October 19, 2015). ***

10.17
Shareholders Agreement by and between Terex Corporation and Konecranes Plc, dated as of January 4, 2017 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 4, 2017 and filed with the Commission on January 10, 2017).

10.18
Registration Rights Agreement by and between Terex Corporation and Konecranes Plc, dated as of January 4, 2017 (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 4, 2017 and filed with the Commission on January 10, 2017).

10.19
Letter Agreement among Marcato Capital Management LP, Marcato International Master Fund, Ltd., Matthew Hepler and Terex Corporation, dated February 2, 2017 (incorporated by reference to Exhibit B of the Schedule 13D of Marcato Capital Management LP, Richard T. McGuire III and Marcato International Master Fund, Ltd., dated February 2, 2017 and filed with the Securities and Exchange Commission on February 3, 2017).

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