Form 10-Q
period 2017-06-30
TEREX CORP
filed 2017-08-02
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

F O R M   10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Number of outstanding shares of common stock: 89.4 million as of July 31, 2017.

The Exhibit Index begins on page 55.

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of June 30, 2017 unless specifically noted otherwise. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$1,181.7	$1,297.7	$2,188.6	$2,412.0
Cost of goods sold	(941.0)	(1,055.6)	(1,795.6)	(1,988.2)
Gross profit	240.7	242.1	393.0	423.8
Selling, general and administrative expenses	(164.8)	(168.7)	(323.4)	(339.1)
Income (loss) from operations	75.9	73.4	69.6	84.7
Other income (expense)
Interest income	1.5	1.1	3.3	2.3
Interest expense	(15.1)	(25.5)	(36.5)	(50.2)
Loss on early extinguishment of debt	(6.5)	(0.4)	(51.9)	(0.4)
Other income (expense) – net	62.7	(6.1)	45.4	(12.0)
Income (loss) from continuing operations before income taxes	118.5	42.5	29.9	24.4
(Provision for) benefit from income taxes	(23.1)	67.1	5.2	63.2
Income (loss) from continuing operations	95.4	109.6	35.1	87.6
Income (loss) from discontinued operations – net of tax	—	(45.1)	—	(97.5)
Gain (loss) on disposition of discontinued operations – net of tax	5.4	0.1	61.1	3.5
Net income (loss)	100.8	64.6	96.2	(6.4)
Net loss (income) from discontinued operations attributable to noncontrolling interest	—	0.5	—	0.7
Net income (loss) attributable to Terex Corporation	$100.8	$65.1	$96.2	$(5.7)
Amounts attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$95.4	$109.6	$35.1	$87.6
Income (loss) from discontinued operations – net of tax	—	(44.6)	—	(96.8)
Gain (loss) on disposition of discontinued operations – net of tax	5.4	0.1	61.1	3.5
Net income (loss) attributable to Terex Corporation	$100.8	$65.1	$96.2	$(5.7)
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.99	$1.01	$0.35	$0.81
Income (loss) from discontinued operations – net of tax	—	(0.41)	—	(0.89)
Gain (loss) on disposition of discontinued operations – net of tax	0.06	—	0.61	0.03
Net income (loss) attributable to Terex Corporation	$1.05	$0.60	$0.96	$(0.05)
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.98	$1.00	$0.34	$0.80
Income (loss) from discontinued operations – net of tax	—	(0.41)	—	(0.88)
Gain (loss) on disposition of discontinued operations – net of tax	0.06	—	0.60	0.03
Net income (loss) attributable to Terex Corporation	$1.04	$0.59	$0.94	$(0.05)
Weighted average number of shares outstanding in per share calculation
Basic	95.7	109.2	100.4	109.0
Diluted	97.1	109.6	102.2	109.6

Comprehensive income (loss)	$158.5	$(0.5)	$582.0	$(13.1)
Comprehensive loss (income) attributable to noncontrolling interest	—	0.8	—	0.9
Comprehensive income (loss) attributable to Terex Corporation	$158.5	$0.3	$582.0	$(12.2)

Dividends declared per common share	$0.08	$0.07	$0.16	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$555.5	$428.5
Trade receivables (net of allowance of $15.4 and $16.5 at June 30, 2017 and December 31, 2016, respectively)	726.6	512.5
Inventories	912.5	853.8
Prepaid and other current assets	201.0	172.8
Current assets held for sale	8.0	732.9
Total current assets	2,403.6	2,700.5
Non-current assets
Property, plant and equipment – net	303.7	304.6
Goodwill	267.9	259.7
Intangible assets – net	17.6	18.4
Investment carried at fair value	218.0	—
Other assets	548.8	552.3
Non-current assets held for sale	0.4	1,171.3
Total assets	$3,760.0	$5,006.8

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$11.7	$13.8
Trade accounts payable	563.2	522.7
Accrued compensation and benefits	128.3	125.1
Accrued warranties and product liability	58.8	61.2
Other current liabilities	255.2	230.4
Current liabilities held for sale	3.5	453.8
Total current liabilities	1,020.7	1,407.0
Non-current liabilities
Long-term debt, less current portion	980.3	1,562.0
Retirement plans	158.3	153.8
Other non-current liabilities	59.4	50.7
Non-current liabilities held for sale	1.1	312.1
Total liabilities	2,219.8	3,485.6
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 130.4 and 129.6 shares at June 30, 2017 and December 31, 2016, respectively	1.3	1.3
Additional paid-in capital	1,304.6	1,300.0
Retained earnings	1,977.6	1,897.9
Accumulated other comprehensive income (loss)	(293.6)	(779.4)
Less cost of shares of common stock in treasury – 40.5 and 24.6 shares at June 30, 2017 and December 31, 2016, respectively	(1,450.1)	(935.1)
Total Terex Corporation stockholders’ equity	1,539.8	1,484.7
Noncontrolling interest	0.4	36.5
Total stockholders’ equity	1,540.2	1,521.2
Total liabilities and stockholders’ equity	$3,760.0	$5,006.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income (loss)	$96.2	$(6.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	31.3	57.7
(Gain) loss on disposition of discontinued operations	(61.1)	(3.5)
Deferred taxes	(14.9)	(82.4)
Asset impairments	—	59.7
(Gain) loss on sale of assets	(5.0)	(0.2)
Loss on early extinguishment of debt	15.4	0.4
Stock-based compensation expense	20.2	18.7
Other non-cash charges	19.1	39.9
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(181.4)	(123.0)
Inventories	(8.3)	(91.0)
Trade accounts payable	18.1	(7.3)
Income taxes payable / receivable	0.3	11.2
Other assets and liabilities	(70.3)	157.9
Foreign exchange and other operating activities, net	(18.5)	(38.1)
Net cash provided by (used in) operating activities	(158.9)	(6.4)
Investing Activities
Capital expenditures	(17.6)	(44.1)
Acquisitions, net of cash acquired	—	(3.2)
Proceeds (payments) from disposition of discontinued operations	768.0	3.5
Proceeds from sale of assets	578.7	—
Other investing activities, net	—	(0.1)
Net cash provided by (used in) investing activities	1,329.1	(43.9)
Financing Activities
Repayments of debt	(1,585.0)	(681.5)
Proceeds from issuance of debt	999.0	585.1
Share repurchases	(506.8)	(1.0)
Dividends paid	(15.7)	(15.2)
Other financing activities, net	(30.2)	(10.0)
Net cash provided by (used in) financing activities	(1,138.7)	(122.6)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	25.2	4.5
Net Increase (Decrease) in Cash and Cash Equivalents	56.7	(168.4)
Cash and Cash Equivalents at Beginning of Period	501.9	466.5
Cash and Cash Equivalents at End of Period	$558.6	$298.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE A – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2016 has been derived from and should be read in conjunction with the audited Consolidated Balance Sheet as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Condensed Consolidated Financial Statements include accounts of Terex Corporation, its majority-owned subsidiaries and other controlled subsidiaries (“Terex” or the “Company”).  The Company consolidates all majority-owned and controlled subsidiaries, applies the equity method of accounting for investments in which the Company is able to exercise significant influence and applies the cost method for all other investments.  All intercompany balances, transactions and profits have been eliminated.

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017.

Cash and cash equivalents at June 30, 2017 and December 31, 2016 include $3.9 million and $6.0 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

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

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815),” (“ASU 2016-05”). ASU 2016-05 provides guidance clarifying that novation of a derivative contract (i.e. a change in counterparty) in a hedge accounting relationship does not, in and of itself, require de-designation of that hedge accounting relationship. The Company adopted ASU 2016-05 on January 1, 2017. Adoption did not have a material effect on the Company’s consolidated financial statements.

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

On January 1, 2017, the Company adopted ASU 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” (“ASU 2016-09”). As required by ASU 2016-09, excess tax benefits and tax deficiencies recognized on the vesting date of restricted stock awards are reflected in the Condensed Consolidated Statements of Comprehensive Income (Loss) as a component of the provision for income taxes and was adopted on a prospective basis. In addition, ASU 2016-09 requires that the excess tax benefit be removed from the overall calculation of diluted shares. The impact on diluted earnings per share for adoption of this provision was not material. As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are now classified as an operating activity in the Company’s Condensed Consolidated Statement of Cash Flows versus previously classified as a financing activity. The Company has elected to apply this provision on a prospective basis, so no prior periods have been adjusted. ASU 2016-09 increases the amount of shares an employer can withhold for tax purposes without triggering liability accounting, which had no effect on the Company’s consolidated financial statements. ASU 2016-09 requires all cash payments made on an employee’s behalf for withheld shares to be presented as a financing activity in the Condensed Consolidated Statement of Cash Flows, with retrospective application required. As a result, net cash used in operating activities for the six months ended June 30, 2016 decreased by $9.2 million with a corresponding increase to net cash used in financing activities. Finally, ASU 2016-09 allows for the option to account for forfeitures as they occur, rather than estimating expected forfeitures over the service period. The Company elected to account for forfeitures as they occur and the net cumulative effect of this change was recognized as a $0.6 million increase to additional paid in capital, a $0.2 million increase to deferred tax assets and a $0.4 million reduction to retained earnings as of January 1, 2017.

Accounting Standards to be Implemented

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date”, which amends ASU 2014-09. As a result, the effective date will be the first quarter of fiscal year 2018.

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

The New Revenue Standards may be applied using one of two retrospective application methods: (1) a full retrospective approach for all periods presented, or (2) a modified retrospective approach that presents a cumulative effect as of the adoption date and additional required disclosures. The Company plans to adopt the New Revenue Standards in the first quarter of 2018 using the modified retrospective approach. To date, we have performed a preliminary review of contracts representative of identified revenue streams and compared historical accounting policies and practices to the New Revenue Standards. We are still evaluating the impact to certain revenue streams within our segments and expect the evaluation process to be completed during the third quarter of 2017.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”).  ASU 2016-15 reduces the existing diversity in practice in financial reporting by clarifying existing principles in Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows,” and provides specific guidance on certain cash flow classification issues.  The effective date for ASU 2016-15 will be the first quarter of fiscal year 2018, with early adoption permitted.  ASU 2016-15 will be applied retrospectively and may modify the Company's current disclosures and reclassifications within the consolidated statement of cash flows, but is not expected to have a material effect on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” (“ASU 2017-09”). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The effective date will be the first quarter of fiscal year 2018. Early adoption is permitted. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

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

The following table summarizes the changes in the product warranty liability (in millions):

Six Months Ended
June 30, 2017
Balance at beginning of period	$59.8
Accruals for warranties issued during the period	28.1
Changes in estimates	0.4
Settlements during the period	(31.3)
Foreign exchange effect/other	2.0
Balance at end of period	$59.0

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of ASC 820, “Fair Value Measurement and Disclosure” (“ASC 820”) include our investment discussed in Note B - “Sale of MHPS Business and Investment Carried at Fair Value”, interest rate swaps, foreign currency forward contracts and cross currency swaps discussed in Note K – “Derivative Financial Instruments” and debt discussed in Note M – “Long-term Obligations”. These investments are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

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

NOTE B – SALE OF MHPS BUSINESS AND INVESTMENT CARRIED AT FAIR VALUE

On May 16, 2016, Terex agreed to sell its MHPS business to Konecranes Plc, a Finnish public company limited by shares, (“Konecranes”) by entering into a Stock and Asset Purchase Agreement, as amended (the “SAPA”), with Konecranes. As a result, the Company and Konecranes terminated the Business Combination Agreement and Plan of Merger (the “BCA”) announced on August 11, 2015, with no penalties incurred by either party. On January 4, 2017, the Company completed the disposition of its MHPS business to Konecranes (the “Disposition”), pursuant to the SAPA, effective as of January 1, 2017. In connection with the Disposition, the Company received 19.6 million newly issued Class B shares of Konecranes and approximately $835 million in cash after adjustments for estimated cash, debt and net working capital at closing and the divestiture of Konecranes’ Stahl Crane Systems business (“Stahl”), which was undertaken by Konecranes in connection with the Disposition. The final transaction consideration is subject to post-closing adjustments for the actual cash, debt and net working capital at closing, the 2016 performance of the MHPS business and Konecranes business, and the closing of the sale of Stahl. During the three and six months ended June 30, 2017, the Company recognized a gain on the Disposition (net of tax) of $5.4 million and $58.1 million, respectively.

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

On February 15, 2017, Terex sold approximately 7.5 million Konecranes shares for proceeds of approximately $272 million and recorded a net loss on sale of $13.2 million. On May 23, 2017, Terex sold 7.0 million Konecranes shares for proceeds of approximately $277 million and recorded a net gain on sale of $7.6 million. The net loss on these sales is recorded as a component of Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss). Following the sale of shares, Terex owns approximately 6.6% of the outstanding shares of Konecranes. Pursuant to the Stockholders Agreement and amended articles of association, Terex had nominated two members to the Board of Directors of Konecranes. As a result of the Company’s reduced ownership of Konecranes shares, the Terex Board nominees resigned from the Konecranes Board of Directors in the second quarter of 2017.

On March 23, 2017, Konecranes declared a dividend of €1.05 per share to holders of record as of March 27, 2017, which was paid on April 4, 2017. During the six months ended June 30, 2017, the Company recognized dividend income of $13.5 million as a component of Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

The Company’s investment in Konecranes shares has been classified as trading and recorded at fair value. Changes in fair value of the shares of its investment in Konecranes are recognized as a component of Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss) during the period. During the three and six months ended June 30, 2017, the Company recorded a gain on the change in fair value of $53.5 million and $44.2 million, respectively.

At June 30, 2017, the Company’s investment in Konecranes Class B shares was $218.0 million. Konecranes Class B shares have the same financial rights as Konecranes Class A shares. Konecranes Class A shares are publicly traded on the NASDAQ Helsinki exchange, and as such, fair value of the Konecranes shares is based on price quotations in an active market. Therefore, the Company categorizes this investment under Level 1 of the ASC 820 hierarchy. See Note A – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy.

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

Loss Contract

Related to the Disposition, the Company and Konecranes entered into an agreement for Konecranes to manufacture certain crane products on behalf of the Company for a period of 12 months. The Company recorded an expense of $6.3 million related to losses expected to be incurred over the agreement’s life during the six months ended June 30, 2017.

BCA Related Expenses

Terex incurred transaction costs directly related to the terminated BCA of $5.3 million and $12.6 million for the three and six months ended June 30, 2016, respectively, which amounts are recorded in Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

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

The AWP segment designs, manufactures, services and markets aerial work platform equipment, telehandlers and light towers, as well as their related components and replacement parts. Customers use these products to construct and maintain industrial, commercial and residential buildings and facilities and for other commercial operations, as well as in a wide range of infrastructure projects.

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

Business segment information is presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Sales
AWP	$593.0	$593.7	$1,065.4	$1,114.4
Cranes	303.8	357.4	567.7	664.7
MP	280.5	256.2	529.6	480.0
Corporate and Other / Eliminations	4.4	90.4	25.9	152.9
Total	$1,181.7	$1,297.7	$2,188.6	$2,412.0
Income (loss) from Operations
AWP	$60.8	$72.5	$82.5	$110.6
Cranes	14.5	(12.8)	(18.3)	(29.4)
MP	35.4	28.6	60.9	44.4
Corporate and Other / Eliminations	(34.8)	(14.9)	(55.5)	(40.9)
Total	$75.9	$73.4	$69.6	$84.7

	June 30, 2017	December 31, 2016
Identifiable Assets
AWP (1)	$1,395.1	$1,659.8
Cranes	1,687.6	1,618.0
MP	1,215.3	1,104.9
Corporate and Other / Eliminations (2)	(546.4)	(1,280.1)
Assets held for sale	8.4	1,904.2
Total	$3,760.0	$5,006.8

(1) Reduction due primarily to the settlement of an intercompany balance with Corporate and Other.
(2) Increase due to settlement of intercompany balance with AWP segment, Investment carried at fair value, increased cash on hand as a result of the sale of MHPS, and debt refinancing.

NOTE D – INCOME TAXES

During the three months ended June 30, 2017, the Company recognized an income tax expense of $23.1 million on income of $118.5 million, an effective tax rate of 19.5% as compared to an income tax benefit of $67.1 million on income of $42.5 million, an effective tax rate of (157.9)%, for the three months ended June 30, 2016.  The higher effective tax rate for the three months ended June 30, 2017 is primarily due to lower tax benefits from valuation allowance releases and agreement with a non-U.S. authority with respect to certain tax matters extending back a period of years, partially offset by low-taxed appreciation of Konecranes shares, and favorable geographic mix of earnings when compared to the three months ended June 30, 2016.

During the six months ended June 30, 2017, the Company recognized an income tax benefit of $5.2 million on income of $29.9 million, an effective tax rate of (17.4)% as compared to an income tax benefit of $63.2 million on income of $24.4 million, an effective tax rate of (259.0)%, for the six months ended June 30, 2016. The higher effective tax rate for the six months ended June 30, 2017 is primarily due to lower tax benefits from valuation allowance releases and agreement with a non-U.S. authority with respect to certain tax matters extending back a period of years, partially offset by low-taxed appreciation of Konecranes shares, tax benefits from interest deductions, and favorable geographic mix of earnings when compared to the six months ended June 30, 2016.

NOTE E – DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

MHPS

On January 4, 2017, the Company completed the disposition of its MHPS business to Konecranes. See Note B - “Sale of MHPS Business and Investment Carried at Fair Value” for further information on the Disposition. The Disposition represented a significant strategic shift in the Company’s business away from universal, process, mobile harbor and ship-to-shore cranes that will have a major effect on the Company’s future operating results, primarily because the MHPS business represented the entirety of one of the Company’s five previous reportable operating segments and comprised two of the Company’s six previous reporting units, representing a significant portion of the Company’s revenues and assets, and is therefore accounted for as a discontinued operation for all periods presented. MHPS products include universal cranes, process cranes and components, such as rope hoists, chain hoists, light crane systems, travel units and electric motors, primarily for industrial applications, and mobile harbor cranes, ship-to-shore gantry cranes, rubber tired and rail mounted gantry cranes, straddle carriers, sprinter carriers, reach stackers, container handlers, general cargo lift trucks, automated stacking cranes, automated guided vehicles and software solutions for logistics terminals.

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

Income (loss) from discontinued operations

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2016
Net sales	$322.1	$634.7
Cost of sales	(242.1)	(512.9)
Selling, general and administrative expenses	(63.7)	(158.5)
Impairment of MHPS disposal group	(55.6)	(55.6)
Net interest (expense)	(0.2)	(0.6)
Other income (expense)	0.1	2.2
Income (loss) from discontinued operations before income taxes	(39.4)	(90.7)
(Provision for) benefit from income taxes	(5.7)	(6.8)
Income (loss) from discontinued operations – net of tax	(45.1)	(97.5)
Net loss (income) attributable to noncontrolling interest	0.5	0.7
Income (loss) from discontinued operations – net of tax attributable to Terex Corporation	$(44.6)	$(96.8)

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

As a result of the SAPA, the Company determined that amounts invested in the MHPS business were no longer indefinitely reinvested. Accordingly, the Company recorded previously unrecognized U.S. and foreign deferred taxes associated with its investment in MHPS subsidiaries.

Cranes

As part of the transformation and improvement of its Cranes segment, the Company is actively seeking a buyer for its utility hot lines tools business located in South America and, accordingly, the assets and liabilities are reported as held for sale.

Construction

In December 2016, the Company entered into an agreement to sell its Coventry, UK-based compact construction business.  During the six months ended June 30, 2017, the Company completed the sale of Coventry, UK-based compact construction business and a loss of $0.6 million was recognized within Selling, general and administrative expenses (“SG&A”) in the Condensed Consolidated Statement of Comprehensive Income (Loss) related to the sale. The sale of the remaining UK-based compact construction product line assets was completed during the second quarter of 2017 and a gain of $0.1 million was recognized within SG&A related to the sale. During the six months ended June 30, 2017, the Company recognized a gain of $5.9 million within SG&A resulting from a post-closing adjustment related to the 2016 sale of its midi/mini excavators, wheeled excavators, and compact wheel loader business in Germany. In March 2017, the Company signed a sale agreement with a buyer to sell its Indian compact construction business. The Company completed the sale during the second quarter of 2017 and a loss of $1.3 million was recognized within SG&A related to the sale. The operating results for these construction product lines are reported in continuing operations, within the Corporate and Other category in our segment disclosures.

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

The following table provides the amounts of assets and liabilities held for sale in the Condensed Consolidated Balance Sheet (in millions):

	June 30, 2017	December 31, 2016
	Cranes	MHPS	Cranes	Construction	Total
Assets
Cash and cash equivalents	$3.1	$71.0	$1.2	$1.2	$73.4
Trade receivables – net	2.6	243.5	3.1	24.4	271.0
Inventories	2.2	309.4	1.7	23.9	335.0
Prepaid and other current assets	0.1	49.9	0.5	3.1	53.5
Current assets held for sale	$8.0	$673.8	$6.5	$52.6	$732.9

Property, plant and equipment – net	$0.6	$294.2	$0.8	$3.2	$298.2
Goodwill	—	573.7	—	—	573.7
Intangible assets	2.9	212.6	2.9	—	215.5
Impairment reserve	(3.1)	—	(1.7)	(3.5)	(5.2)
Other assets	—	86.4	1.1	1.6	89.1
Non-current assets held for sale	$0.4	$1,166.9	$3.1	$1.3	$1,171.3

Liabilities
Notes payable and current portion of long-term debt	$—	$13.1	$—	$1.3	$14.4
Trade accounts payable	0.8	132.6	0.7	23.8	157.1
Accruals and other current liabilities	2.7	267.0	6.2	9.1	282.3
Current liabilities held for sale	$3.5	$412.7	$6.9	$34.2	$453.8

Long-term debt, less current portion	$—	$2.4	$—	$—	$2.4
Retirement plans and other non-current liabilities	0.7	235.3	0.7	0.9	236.9
Other non-current liabilities	0.4	71.7	0.4	0.7	72.8
Non-current liabilities held for sale	$1.1	$309.4	$1.1	$1.6	$312.1

The following table provides amounts of cash and cash equivalents presented in the Condensed Consolidated Statement of Cash Flows (in millions):

	June 30, 2017	December 31, 2016
Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$555.5	$428.5
Cash and cash equivalents - held for sale	3.1	73.4
Total cash and cash equivalents:	$558.6	$501.9

Cash and cash equivalents held for sale at June 30, 2017 includes no amounts which were not immediately available for use. Cash and cash equivalents held for sale at December 31, 2016 includes $14.0 million which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

The following table provides supplemental cash flow information related to discontinued operations (in millions):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2016
Non-cash operating items:
Depreciation and amortization	$9.1	$22.4
Asset Impairments	$55.6	$55.6
Deferred taxes	$4.4	$4.3
Investing activities:
Capital expenditures	$4.7	$8.5

Gain (loss) on disposition of discontinued operations - net of tax

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2017			2016	2017			2016
	MHPS	Atlas	Total	Total	MHPS	Atlas	Total	Total

Gain (loss) on disposition of discontinued operations	$—	$—	$—	$0.1	$79.5	$3.5	$83.0	$4.6
(Provision for) benefit from income taxes	5.4	—	5.4	—	(21.4)	(0.5)	(21.9)	(1.1)
Gain (loss) on disposition of discontinued operations – net of tax	$5.4	$—	$5.4	$0.1	$58.1	$3.0	$61.1	$3.5

During the three and six months ended June 30, 2017, the Company recognized a gain on disposition of discontinued operations - net of tax of $5.4 million and $61.1 million, respectively, $5.4 million and $58.1 million of which is due to the sale of the MHPS business. During the six months ended June 30, 2017, the Company recorded contractual earnout payments of $3.0 million related to the sale of its Atlas heavy construction equipment and knuckle-boom cranes businesses (“Atlas”). During the six months ended June 30, 2016 the Company recognized a gain on disposition of discontinued operations - net of tax of $3.5 million due primarily to a gain of $3.0 million related to the sale of Atlas based on contractual earnout payments and a $0.5 million gain related to sale of its truck business.

NOTE F – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income (loss) from continuing operations attributable to Terex Corporation Common Stockholders	$95.4	$109.6	$35.1	$87.6
Income (loss) from discontinued operations–net of tax	—	(44.6)	—	(96.8)
Gain (loss) on disposition of discontinued operations–net of tax	5.4	0.1	61.1	3.5
Net income (loss) attributable to Terex Corporation	$100.8	$65.1	$96.2	$(5.7)
Basic shares:
Weighted average shares outstanding	95.7	109.2	100.4	109.0
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$0.99	$1.01	$0.35	$0.81
Income (loss) from discontinued operations–net of tax	—	(0.41)	—	(0.89)
Gain (loss) on disposition of discontinued operations–net of tax	0.06	—	0.61	0.03
Net income (loss) attributable to Terex Corporation	$1.05	$0.60	$0.96	$(0.05)
Diluted shares:
Weighted average shares outstanding - basic	95.7	109.2	100.4	109.0
Effect of dilutive securities:
Stock options and restricted stock awards	1.4	0.4	1.8	0.6
Diluted weighted average shares outstanding	97.1	109.6	102.2	109.6
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$0.98	$1.00	$0.34	$0.80
Income (loss) from discontinued operations–net of tax	—	(0.41)	—	(0.88)
Gain (loss) on disposition of discontinued operations–net of tax	0.06	—	0.60	0.03
Net income (loss) attributable to Terex Corporation	$1.04	$0.59	$0.94	$(0.05)

Weighted average options to purchase approximately 8,000 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during the three and six months ended June 30, 2017, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average options to purchase approximately 102,000 and 121,000 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during the three and six months ended June 30, 2016, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive. Weighted average restricted stock awards of approximately 47,000 and 90,000 were outstanding during the three and six months ended June 30, 2017, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. Weighted average restricted stock awards of approximately 894,000 and 1,361,000 were outstanding during the three and six months ended June 30, 2016, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future services that the Company has not yet recognized are assumed to be used to repurchase shares.

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

The Company’s net finance receivable balances include both sales-type leases and commercial loans. Finance receivables that management intends to hold until maturity are stated at their outstanding unpaid principal balances, net of an allowance for loan losses as well as any deferred fees and costs. Finance receivables originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, in the aggregate. During the three and six months ended June 30, 2017, the Company transferred finance receivables of $45.5 million and $88.9 million, respectively, to third party financial institutions, which qualified for sales treatment under ASC 860. During the three and six months ended June 30, 2016, the Company transferred finance receivables of $76.3 million and $110.2 million, respectively, to third party financial institutions, which qualified for sales treatment under ASC 860. At June 30, 2017, the Company had $42.1 million of held for sale finance receivables recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheet.

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

Finance receivables, net consisted of the following (in millions):

	June 30, 2017	December 31, 2016
Commercial loans	$216.0	$226.4
Sales-type leases	16.3	16.4
Total finance receivables, gross	232.3	242.8
Allowance for credit losses	(6.3)	(6.3)
Total finance receivables, net	$226.0	$236.5

At June 30, 2017, approximately $98 million of finance receivables are recorded in Prepaid and other current assets and approximately $128 million are recorded in Other assets in the Condensed Consolidated Balance Sheet. At December 31, 2016, approximately $74 million of finance receivables were recorded in Prepaid and other current assets and approximately $162 million were recorded in Other assets in the Condensed Consolidated Balance Sheet

Credit losses are charged against the allowance for credit losses when management ceases active collection efforts. Subsequent recoveries, if any, are credited to earnings. The allowance for credit losses is maintained at a level set by management which represents evaluation of known and inherent risks in the portfolio at the consolidated balance sheet date. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, market-based loss experience, specific customer situations, estimated value of any underlying collateral, current economic conditions, and other relevant factors. This evaluation is inherently subjective, since it requires estimates that may be susceptible to significant change. Although specific and general loss allowances are established in accordance with management’s best estimate, actual losses are dependent upon future events and, as such, further additions to or decreases from the level of loss allowances may be necessary.

The following table presents an analysis of the allowance for credit losses:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$5.6	$0.4	$6.0	$6.4	$1.1	$7.5
Provision for credit losses	0.4	—	0.4	0.5	(0.6)	(0.1)
Charge offs	(0.1)	—	(0.1)	—	—	—
Recoveries	—	—	—	—	—	—
Balance, end of period	$5.9	$0.4	$6.3	$6.9	$0.5	$7.4

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$5.9	0.4	$6.3	$6.5	$0.8	$7.3
Provision for credit losses	0.1	—	0.1	0.4	(0.3)	0.1
Charge offs	(0.1)	—	(0.1)	—	—	—
Recoveries	—	—	—	—	—	—
Balance, end of period	$5.9	$0.4	$6.3	$6.9	$0.5	$7.4

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

The following table presents individually impaired finance receivables (in millions):

	June 30, 2017			December 31, 2016
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Recorded investment	$2.9	$—	$2.9	$1.6	$—	$1.6
Related allowance	1.6	—	1.6	1.6	—	1.6
Average recorded investment	2.5	—	2.5	1.7	0.9	2.6

The average recorded investment for impaired finance receivables was $1.2 million for sales-type leases and $1.7 million for commercial loans at June 30, 2016, which were fully reserved.

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in millions):

	June 30, 2017			December 31, 2016
Allowance for credit losses, ending balance:	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Individually evaluated for impairment	$1.6	$—	$1.6	$1.6	$—	$1.6
Collectively evaluated for impairment	4.3	0.4	4.7	4.3	0.4	4.7
Total allowance for credit losses	$5.9	$0.4	$6.3	$5.9	$0.4	$6.3

Finance receivables, ending balance:
Individually evaluated for impairment	$2.9	$—	$2.9	$1.6	$—	$1.6
Collectively evaluated for impairment	213.1	16.3	229.4	224.8	16.4	241.2
Total finance receivables	$216.0	$16.3	$232.3	$226.4	$16.4	$242.8

Accounts are considered delinquent when the billed periodic payments of the finance receivables exceed 30 days past the due date.

The following tables present analysis of aging of recorded investment in finance receivables (in millions):

	June 30, 2017
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$210.4	$1.4	$0.1	$4.1	$5.6	$216.0
Sales-type leases	15.8	—	—	0.5	0.5	16.3
Total finance receivables	$226.2	$1.4	$0.1	$4.6	$6.1	$232.3

	December 31, 2016
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$224.2	$0.6	$0.2	$1.4	$2.2	$226.4
Sales-type leases	15.8	—	0.6	—	0.6	16.4
Total finance receivables	$240.0	$0.6	$0.8	$1.4	$2.8	$242.8

At June 30, 2017 and December 31, 2016, $4.1 million and $1.4 million, respectively, of commercial loans were 90 days or more past due. Commercial loans in the amount of $11.3 million and $7.4 million were on non-accrual status as of June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017, there were $0.5 million sales-type lease receivables that were 90 days or more past due. At December 31, 2016 there were no sales-type lease receivables that were 90 days or more past due. Sales-type leases in the amount of $0.5 million were on non-accrual status as of June 30, 2017. At December 31, 2016 there were no sales-type leases on non-accrual status.

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

Finance receivables by risk rating (in millions):

Rating	June 30, 2017	December 31, 2016
Superior	$7.8	$9.6
Above Average	55.0	64.7
Average	96.3	111.3
Below Average	68.6	53.0
Sub Standard	4.6	4.2
Total	$232.3	$242.8

NOTE H – INVENTORIES

Inventories consist of the following (in millions):

	June 30, 2017	December 31, 2016
Finished equipment	$349.0	$334.7
Replacement parts	153.9	144.9
Work-in-process	189.9	175.4
Raw materials and supplies	219.7	198.8
Inventories	$912.5	$853.8

Reserves for lower of cost or net realizable value and excess and obsolete inventory were $86.7 million at June 30, 2017. Reserves for lower of cost or market value, excess and obsolete inventory were $83.3 million at December 31, 2016.

NOTE I – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	June 30, 2017	December 31, 2016
Property	$41.1	$36.4
Plant	151.4	144.3
Equipment	467.5	456.1
Property, plant and equipment – gross	660.0	636.8
Less: Accumulated depreciation	(356.3)	(332.2)
Property, plant and equipment – net	$303.7	$304.6

NOTE J – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	Cranes	MP	Total
Balance at December 31, 2016, gross	$137.7	$179.3	$183.8	$500.8
Accumulated impairment	(38.6)	(179.3)	(23.2)	(241.1)
Balance at December 31, 2016, net	99.1	—	160.6	259.7
Foreign exchange effect and other	1.6	—	6.6	8.2
Balance at June 30, 2017, gross	139.3	179.3	190.4	509.0
Accumulated impairment	(38.6)	(179.3)	(23.2)	(241.1)
Balance at June 30, 2017, net	$100.7	$—	$167.2	$267.9

Intangible assets, net were comprised of the following as of June 30, 2017 and December 31, 2016 (in millions):

		June 30, 2017			December 31, 2016
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$18.0	$(16.8)	$1.2	$17.0	$(15.7)	$1.3
Customer Relationships	20	33.5	(26.6)	6.9	33.1	(25.2)	7.9
Land Use Rights	68	8.2	(1.0)	7.2	7.9	(0.9)	7.0
Other	8	26.4	(24.1)	2.3	25.8	(23.6)	2.2
Total definite-lived intangible assets		$86.1	$(68.5)	$17.6	$83.8	$(65.4)	$18.4

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Aggregate Amortization Expense	$0.5	$0.7	$1.0	$1.4

Estimated aggregate intangible asset amortization expense (in millions) for each of the next five years below is:

2017	$2.0
2018	$1.8
2019	$1.7
2020	$1.7
2021	$1.6

NOTE K – DERIVATIVE FINANCIAL INSTRUMENTS

The Company operates internationally, with manufacturing and sales facilities in various locations around the world. In the normal course of business, the Company uses derivatives to manage foreign currency and interest rate cash flow exposures on third party and intercompany forecasted transactions.  Cash flow exposures relate to the variability of future cash flows associated with recognized assets or liabilities or forecasted transactions. For a derivative to qualify for hedge accounting treatment at inception and throughout the hedge period, the Company formally documents the nature and relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions, and the method of assessing hedge effectiveness.  Additionally, for hedges of forecasted transactions, significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur.  If it is deemed probable the forecasted transaction will not occur, then the gain or loss would be recognized in current earnings.  Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.  The Company does not engage in trading or other speculative use of financial instruments.

Primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar.  The effective portion of unrealized gains and losses associated with foreign exchange contracts are deferred as a component of Accumulated other comprehensive income (loss) (“AOCI”) until the underlying hedged transactions are reported in the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss).

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

The Company has not designated as hedging instruments certain foreign exchange contracts used to mitigate its exposure to changes in foreign currency exchange rates on third party forecasted transactions and recognized assets and liabilities. The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments were offset by changes in the underlying hedged items, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments are recognized as gains or losses in Cost of goods sold or Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

The Company is party to foreign exchange contracts that generally mature within one year to manage its exposure to changing currency exchange rates.  At June 30, 2017 and December 31, 2016, the Company had $251.5 million and $245.5 million notional amount of foreign exchange contracts outstanding that were initially designated as hedge contracts, respectively. Most of the foreign exchange contracts outstanding as of June 30, 2017 mature on or before June 30, 2018.  The fair market value of the contracts outstanding as of June 30, 2017 and December 31, 2016 was a net gain of $4.0 million and a net loss of $2.6 million, respectively.  At June 30, 2017 and December 31, 2016, $215.9 million and $194.0 million notional amounts ($3.9 million of net fair value gains and $2.7 million of net fair value losses), respectively, of these contracts have been designated as, and are effective as, cash flow hedges of forecasted and specifically identified transactions.  During 2017 and 2016, the Company recorded the change in fair value for these cash flow hedges to AOCI and reclassified to earnings a portion of the deferred gain or loss from AOCI as the hedged transactions occurred and were recognized in earnings.

The Company records foreign exchange contracts at fair value on a recurring basis.  The foreign exchange contracts designated as hedging instruments are categorized under Level 2 of the ASC 820 hierarchy.  See Note A – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities.

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

Commencing in May 2015 the Company entered into certain interest rate swap agreements to offset the variability of cash flows due to changes in the floating rate of borrowings under its former Securitization Facility, which was terminated on May 31, 2016. The interest rate swaps were designated as cash flow hedges of the changes in the cash flows of interest rate payments on debt associated with changes in floating interest rates. Changes in the fair value of these derivative financial instruments were recognized as gains or losses in Cost of goods sold in the Condensed Consolidated Statement of Comprehensive Income (Loss). The Company recorded these contracts at fair value on a recurring basis.  At June 30, 2017, the Company had no interest rate swap contracts outstanding, because it terminated the Securitization Facility and concurrently settled its outstanding interest rate swap contracts.

During November 2016, the Company entered into foreign exchange contracts, with notional value of €100 million, in connection with the sale of the MHPS business to Konecranes to hedge against its exposure to changes in the Euro to U.S. dollar exchange rate, as part of the proceeds from sale was received in Euros. These derivatives were not designated as hedging instruments and categorized under Level 2 of the ASC 820 hierarchy. Fair value was derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. These foreign exchange contracts were recorded as a net asset of $2.0 million at December 31, 2016. At June 30, 2017, these contracts were no longer outstanding as the sale of MHPS to Konecranes closed in January 2017.

During the six months ended June 30, 2017, the Company entered into foreign exchange contracts to hedge a portion of its Euro exposure of Konecranes shares held by the Company and dividends received on Konecranes shares. At June 30, 2017 the Company had €40.4 million notional amount of these derivatives outstanding. They are categorized under Level 2 of the ASC 820 hierarchy and fair value was derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. These foreign exchange contracts are not designated as hedging instruments and recorded as a net liability of $0.9 million in the Condensed Consolidated Balance Sheet as of June 30, 2017, respectively.

In June 2017, the Company entered into cross currency swap contracts and designated these derivatives as cash flow hedges to hedge changes in foreign currency exchange rates. At June 30, 2017, the Company had €40 million notional amount of these derivatives maturing on August 1, 2022. The Company uses the cross currency swaps to mitigate the risk associated with fluctuations in exchange rates on euro denominated cash flows related to a €40 million intercompany note receivable maturing on August 1, 2022. Changes in the fair value of these derivatives are recorded on a recurring basis to AOCI and amounts are reclassified to Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss) to offset the re-measurement of the hedged asset. These derivatives are categorized under Level 2 of the ASC 820 hierarchy and fair value is based on the present value of future cash payments and receipts. These derivatives are recorded as a net liability of $0.7 million in the Condensed Consolidated Balance Sheet as of June 30, 2017.

The following table provides the location and fair value amounts of derivative instruments designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	June 30, 2017	December 31, 2016
Foreign exchange contracts	Other current assets	$5.3	$4.2
Total asset derivatives		$5.3	$4.2
Liability Derivatives
Foreign exchange contracts	Other current liabilities	$(1.3)	$(6.8)
Cross currency swap	Other non-current liabilities	(0.7)	—
Total liability derivatives		(2.0)	(6.8)
Total Derivatives		$3.3	$(2.6)

The following table provides the location and fair value amounts of derivative instruments not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

Asset Derivatives	Balance Sheet Account	June 30, 2017	December 31, 2016
Foreign exchange contracts	Other current assets	$0.1	$2.6
Debt conversion feature	Other assets	0.9	1.1
Total asset derivatives		1.0	3.7
Liability Derivatives
Foreign exchange contracts	Other current liabilities	(0.9)	(1.2)
Total liability derivatives		(0.9)	(1.2)
Total Derivatives		$0.1	$2.5

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (Loss) and AOCI (in millions):

Gain (Loss) Recognized on Derivatives in AOCI, net of tax:	Three Months Ended June 30,		Six Months Ended June 30,
Cash Flow Derivatives	2017	2016	2017	2016
Foreign exchange contracts	$4.4	$(1.5)	$5.5	$(4.6)
Interest rate swap	—	0.3	—	(0.2)
Total	$4.4	$(1.2)	$5.5	$(4.8)
Gain (Loss) Reclassified from AOCI into Income (Effective):	Three Months Ended June 30,		Six Months Ended June 30,
Account	2017	2016	2017	2016
Cost of goods sold	$(0.8)	$—	$(2.8)	$1.3
Other income (expense) – net	(0.7)	—	(0.7)	—
Total	$(1.5)	$—	$(3.5)	$1.3
Gain (Loss) Recognized on Derivatives (Ineffective) in Income :	Three Months Ended June 30,		Six Months Ended June 30,
Account	2017	2016	2017	2016
Cost of goods sold	$0.4	$0.8	$0.8	$0.9
Other income (expense) – net	(0.3)	0.1	(0.1)	—
Total	$0.1	$0.9	$0.7	$0.9

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives outstanding at the end of the period in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

Gain (Loss) Recognized in Income on Derivatives not designated as hedges:	Three Months Ended June 30,		Six Months Ended June 30,
Account	2017	2016	2017	2016
Other income (expense) – net	$(1.5)	$(7.5)	$(2.3)	$(9.8)

In the Condensed Consolidated Statement of Comprehensive Income, the Company records hedging activity related to debt instruments, foreign exchange contracts, cross currency swaps and interest rate swaps in the accounts for which the hedged items are recorded.  On the Condensed Consolidated Statement of Cash Flows, the Company presents cash flows from hedging activities in the same manner as it records the underlying item being hedged.

Counterparties to the Company’s foreign exchange contracts are major financial institutions with credit ratings of investment grade or better and no collateral is required.  There are no significant risk concentrations.  Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is unlikely and any losses would be immaterial.

Unrealized net gains (losses), net of tax, included in AOCI are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$(1.3)	$(1.3)	$(2.4)	$2.3
Additional gains (losses) – net	3.4	(1.1)	2.8	(3.5)
Amounts reclassified to earnings	1.0	(0.1)	2.7	(1.3)
Balance at end of period	$3.1	$(2.5)	$3.1	$(2.5)

Within the unrealized net gains (losses) included in AOCI as of June 30, 2017, it is estimated that $3.1 million of gains are expected to be reclassified into earnings in the next twelve months.

NOTE L – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions. From time to time the Company may initiate certain restructuring programs to better utilize its workforce and optimize facility utilization to match demand for its products.

Restructuring

During 2016, the Company established restructuring programs in its Cranes segment to transfer production between existing facilities and close certain facilities in order to maximize labor efficiencies and reduce overhead costs, and incurred $77.6 million of expense in 2016 and 2017. The programs are expected to cost $79.5 million, result in the reduction of approximately 1,000 team members and be completed in 2018.

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the six months ended June 30, 2017, the cumulative amount of expenses incurred since inception of the programs through June 30, 2017, and the total amount expected to be incurred (in millions):

	Amount incurred during the six months ended June 30, 2017	Cumulative amount incurred through June 30, 2017	Total amount expected to be incurred
AWP	$—	$0.3	$0.4
Cranes	0.6	77.6	79.5
MP	0.1	0.1	0.1
Corp & Other	(0.3)	2.6	2.8
Total	$0.4	$80.6	$82.8

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the six months ended June 30, 2017, the cumulative amount of expenses incurred since inception of the programs and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred during the six months ended June 30, 2017	$—	$0.4	$—	$0.4
Cumulative amount incurred through June 30, 2017	$60.8	$2.1	$17.7	$80.6
Total amount expected to be incurred	$62.2	$2.4	$18.2	$82.8

During the six months ended June 30, 2017, restructuring charges/(reductions) of $(0.6) million and $1.0 million, were included in Cost of Goods Sold (“COGS”) and Selling, general and administrative expenses (“SG&A”), respectively. During the six months ended June 30, 2016, there were 15.6 million and 6.5 million of restructuring amounts included in COGS and SG&A, respectively.

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the six months ended June 30, 2017 (in millions):

	Employee Termination Costs	Total
Restructuring reserve at December 31, 2016	$56.8	$56.8
Restructuring reserve increase (decrease)	(0.3)	(0.3)
Cash expenditures	(8.9)	(8.9)
Foreign exchange	4.3	4.3
Restructuring reserve at June 30, 2017	$51.9	$51.9

Other

During the six months ended June 30, 2017, the Company recorded an $18.0 million reduction to COGS, primarily due to the decrease in severance accruals for our Cranes segment established in the fourth quarter of the prior year as production volumes are expected to exceed earlier forecasts requiring us to maintain a higher headcount. During the six months ended June 30, 2017, $4.8 million was recorded as a component of SG&A for severance charges related to structural cost reduction actions across all segments and corporate functions. During the six months ended June 30, 2016, the Company recorded $3.4 million and $9.9 million as components of COGS and SG&A, respectively, for severance charges for structural cost reduction actions across all segments and corporate functions.

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

As of June 30, 2017, the Company had $396.9 million, net of discount, in a U.S. dollar denominated term loan outstanding under the 2017 Credit Agreement. The weighted average interest rate on the term loan at June 30, 2017 was 3.73%. The Company had no revolving credit amounts outstanding as of June 30, 2017.

The 2017 Credit Agreement incorporates facilities for issuance of letters of credit up to $400 million.  Letters of credit issued under the 2017 Credit Agreement letter of credit facility decrease availability under the $450 million revolving line of credit.  As of June 30, 2017, the Company had no letters of credit issued under the 2017 Credit Agreement.  The 2017 Credit Agreement also permits the Company to have additional letter of credit facilities up to $300 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving lines of credit. The Company had letters of credit issued under the additional letter of credit facilities of the 2017 Credit Agreement that totaled $33.9 million as of June 30, 2017.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2017 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $26.2 million as of June 30, 2017.

In total, as of June 30, 2017, the Company had letters of credit outstanding of $60.1 million. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

During the six months ended June 30, 2017, the Company recorded a loss on early extinguishment of debt related to its 2014 Credit Agreement of approximately $8.2 million.

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

6-1/2% Senior Notes

On March 27, 2012, the Company sold and issued $300.0 million aggregate principal amount of Senior Notes Due 2020 (“6-1/2% Notes”) at par. The proceeds from these notes were used for general corporate purposes. The 6-1/2% Notes became redeemable by the Company beginning in April 2016 at an initial redemption price of 103.25% of principal amount. The Company redeemed $45.8 million principal amount of the 6-1/2% Notes in the first quarter of 2017 for $47.9 million, including market premiums of $1.2 million and accrued but unpaid interest of $0.9 million. The Company redeemed the remaining $254.2 million principal amount of the 6-1/2% Notes on April 3, 2017 for $266.7 million, including accrued but unpaid interest of $8.4 million and a call premium of $4.1 million (which was recorded as Loss on extinguishment of debt on that date). The 6-1/2% Notes were jointly and severally guaranteed by certain of the Company’s domestic subsidiaries.

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

During the three and six months ended June 30, 2017, the Company recorded a loss on early extinguishment of debt related to its 6% Notes and its 6-1/2% Notes of $6.5 million and $43.7 million, respectively.

Fair Value of Debt

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of June 30, 2017, as follows (in millions, except for quotes):

	Book Value	Quote	FV
5-5/8% Notes	$600.0	$1.02500	$615
2017 Credit Agreement Term Loan (net of discount)	$396.9	$1.00125	$397

The fair value of debt reported in the table above is based on price quotations on the debt instrument in an active market and therefore categorized under Level 1 of the ASC 820 hierarchy. See Note A – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy. The Company believes that the carrying value of its other borrowings, including amounts outstanding, if any, for the revolving credit line under the 2017 Credit Agreement approximate fair market value based on maturities for debt of similar terms. The fair value of these other borrowings are categorized under Level 2 of the ASC 820 hierarchy.

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2017			2016			2017			2016
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$0.1	$0.7	$—	$0.3	$0.7	$—	$0.3	$1.4	$—	$0.6	$1.4	$—
Interest cost	1.5	1.3	0.1	1.7	1.6	—	3.2	2.5	0.1	3.5	3.3	0.1
Expected return on plan assets	(1.9)	(1.2)	—	(2.0)	(1.6)	—	(3.9)	(2.4)	—	(4.1)	(3.2)	—
Amortization of actuarial loss	1.2	0.8	—	1.1	0.7	—	2.3	1.6	—	2.1	1.3	—
Net periodic cost	$0.9	$1.6	$0.1	$1.1	$1.4	$—	$1.9	$3.1	$0.1	$2.1	$2.8	$0.1

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

See Note S - “Litigation and Contingencies,” in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a detailed description of the Company’s securities class action and stockholder derivative lawsuits as well as proceedings involving certain former shareholders of Demag Cranes AG.

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

As of June 30, 2017 and December 31, 2016, the Company’s maximum exposure to such credit guarantees was $45.5 million and $42.3 million, respectively, including total guarantees issued by a German subsidiary, part of the Cranes segment, of $14.4 million and $16.3 million, respectively (credit guarantees as of December 31, 2016 include $2.0 million of guarantees related to discontinued operations). Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. Maximum exposure for residual value guarantees issued by the Company totaled $8.0 million and $7.1 million as of June 30, 2017 and December 31, 2016, respectively. The Company is generally able to mitigate some risk associated with these guarantees because the maturity of guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to functionality and state of repair of the machine.  As of June 30, 2017, the Company has no exposure pursuant to buyback guarantees. At December 31, 2016, the Company’s maximum exposure pursuant to buyback guarantees was $3.5 million, ($3.2 million related to discontinued operations). The Company is generally able to mitigate some risk of these guarantees because maturity of guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time and through leveraging its access to used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $4 million as of June 30, 2017 and December 31, 2016, respectively, for estimated fair value of all guarantees provided.

There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

NOTE P – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three and six months ended June 30, 2017 and 2016. All amounts are net of tax (in millions).

	Three Months Ended June 30, 2017					Three Months Ended June 30, 2016
	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(244.3)	$(1.3)	$0.7	$(106.4)	$(351.3)	$(430.8)	$(1.3)	$(6.7)	$(152.4)	$(591.2)
Other comprehensive income (loss) before reclassifications	49.1	3.4	0.6	(2.7)	50.4	(72.4)	(1.1)	2.7	4.4	(66.4)
Amounts reclassified from AOCI	4.9	1.0	—	1.4	7.3	—	(0.1)	—	1.4	1.3
Net other comprehensive Income (Loss)	54.0	4.4	0.6	(1.3)	57.7	(72.4)	(1.2)	2.7	5.8	(65.1)
Ending balance	$(190.3)	$3.1	$1.3	$(107.7)	$(293.6)	$(503.2)	$(2.5)	$(4.0)	$(146.6)	$(656.3)

	Six Months Ended June 30, 2017					Six Months Ended June 30, 2016
	CTA (1)	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj. (2)	Total	CTA	Deriv. Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(615.3)	$(2.4)	$0.6	$(162.3)	$(779.4)	$(492.7)	$2.3	$(6.3)	$(152.9)	$(649.6)
Other comprehensive income (loss) before reclassifications	68.0	2.8	0.6	(3.5)	67.9	(10.5)	(3.5)	2.3	3.0	(8.7)
Amounts reclassified from AOCI	357.0	2.7	0.1	58.1	417.9	—	(1.3)	—	3.3	2.0
Net Other Comprehensive Income (Loss)	425.0	5.5	0.7	54.6	485.8	(10.5)	(4.8)	2.3	6.3	(6.7)
Ending balance	$(190.3)	$3.1	$1.3	$(107.7)	$(293.6)	$(503.2)	$(2.5)	$(4.0)	$(146.6)	$(656.3)

(1) Reclassification of $352.1 million of losses (net of $1.5 million of tax benefits) from AOCI to Gain (loss) on disposition of discontinued operations - net of tax in connection with the sale of the MHPS business during the six months ended June 30, 2017.
(2) Reclassification of AOCI during the six months ended June 30, 2017 primarily relates to $55.4 million of losses (net of $23.9 million of tax benefits) reclassified from AOCI to Gain (loss) on disposition of discontinued operations - net of tax in connection with the sale of the MHPS business.

Noncontrolling Interest
During the six months ended June 30, 2017, Noncontrolling interest decreased by $36.1 million primarily due to the divestiture of our MHPS segment in January of 2017.

Stock-Based Compensation

During the six months ended June 30, 2017, the Company awarded 1.4 million shares of restricted stock to its employees with a weighted average grant date fair value of $32.31 per share.  Approximately 62% of these restricted stock awards vest ratably over a three year period and approximately 38% cliff vest at the end of a three year period. Approximately 13% of the shares granted are based on performance targets containing a market condition determined over a three year period. The Company used the Monte Carlo method to determine grant date fair value of $36.48 per share for the awards with a market condition granted on March 2, 2017.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

Grant date
March 2, 2017
Dividend yields	1.01%
Expected volatility	42.78%
Risk free interest rate	1.55%
Expected life (in years)	3

Share Repurchases and Dividends

In February 2015, the Company announced authorization by its Board of Directors for the repurchase of up to $200 million of the Company’s outstanding shares of common stock. In February 2017, the Company’s Board of Directors announced authorization for the repurchase of up to an additional $350 million of the Company’s outstanding shares of common stock. In May 2017, the Company’s Board of Directors announced authorization for the repurchase of up to an additional $280 million of the Company’s outstanding shares of common stock. During the six months ended June 30, 2017, the Company repurchased approximately 15.9 million shares for approximately $516.6 million under these programs. A portion of the share repurchases was executed prior to June 30, 2017 but cash settled in July. In each of the first two quarters of 2017, the Company’s Board of Directors declared a dividend of 0.08 per share, which was paid to its shareholders.

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

Effective as of June 30, 2016, adjustments were made to our reportable segments as a result of definitive agreements to sell portions of our business and reorganize the management structure of other portions of our business, as discussed below. On May 16, 2016, we entered into an agreement to sell our Material Handling and Port Solutions (“MHPS”) business to Konecranes Plc (“Konecranes”). As a result, our former MHPS segment is reported in discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (Loss) for all periods presented, and in assets and liabilities held for sale in the Condensed Consolidated Balance Sheet at December 31, 2016, and is no longer a reportable segment. During June and July of 2016, we entered into agreements to sell certain portions of our former Construction segment. As a result, concrete mixer trucks and concrete paver product lines from our former Construction segment have been reassigned to our MP segment and remaining product lines within the former Construction segment, such as loader backhoes and site dumpers, have been reassigned to the Corporate and Other category, as a result of changes in management responsibilities associated with these product lines. Our utility hot lines tool business and remaining portions of our former Construction segment are classified as assets and liabilities held for sale upon meeting the requirements of ASC 360 - “Property, Plant and Equipment”. The effects of these changes have been shown in all periods presented.

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

Overview

Focus, Simplify and Execute to Win are the three pillars of our business strategy and we have made meaningful progress on each one since our business strategy was announced a year ago.

In the second quarter of 2017, we completed the previously announced sales of our loader back-hoe businesses in the UK and India. Those sales complete the “Focus” aspect of our strategy. We delivered on our commitment to Focus the portfolio on our three segments: AWP, Cranes and MP.

We continued to “Simplify” our business by reducing our manufacturing footprint. In China, we completed the closure of our Cranes facility in Jinan. In Germany, we signed a contract to sell our manufacturing location in Bierbach and reached agreement with the Works Councils which provides flexibility to implement the remainder of our Cranes Germany restructuring plan. The Bierbach sale agreement allows us to use the testing platform where we currently test our largest AC and Crawler Cranes, so we avoid having to make a costly investment at another location. Leveraging our existing capacity is necessary for the current market environment and will help us become more globally cost competitive. See Note L - “Restructuring and Other Charges” in our Condensed Consolidated Financial Statements for more information on these actions.

Our “Execute to Win” business system has three priority areas: Lifecycle Solutions, Commercial Excellence and Strategic Sourcing. Within each area we are developing capabilities and implementing common processes to increase operating leverage and improve performance across the Company.

Our Cranes segment returned to profitability in the second quarter, realizing benefits from its restructuring program. Our MP segment had another strong quarter, growing sales and operating margin for the third consecutive quarter. AWP sales were better than expected on the strength of the North American market, however, operating margins compressed due to pricing pressure, higher steel costs and the strength of the US dollar. We see positive momentum in our backlog (firm orders expected to be filled within one year) and net bookings (firm orders received in the quarter) for our segments, which were up 36% and 17% year over year, respectively. This is the second consecutive quarter of backlog growth in each of our business segments.

Our AWP segment’s second quarter results included stronger than expected net sales and lower than expected operating margins. The underlying residential and non-residential construction demand is relatively strong, helping to mitigate the effect of the replacement cycle. While the European market was stable and we saw good growth in China, the South American market remains weak. We are encouraged by our net bookings which are up 14% and our backlog which is up 46% on a year over year basis. Backlog is up in each of our three largest regions: North America, Europe and Asia Pacific. However, our margin outlook is tempered by pricing and steel costs headwinds that we expect to persist through the balance of the year.

Net sales in our Cranes segment declined year over year as expected but the segment was profitable in the second quarter of 2017. The global crane market remains challenging, but we are seeing signs that it is stabilizing. In Europe, large crawler cranes demand remains lower in the wind energy sector due to changes in the German energy market. We see this continuing through the balance of 2017. In North America, stable oil prices, increasing rig counts and construction growth are leading to higher utilization rates, which are helping to stabilize the market. Investment in the Australian market is beginning to return after the steep decline that started in 2014. The aggressive restructuring actions, focused on reducing footprint and cost structure, are starting to be reflected in our results. This can be seen in our utilities product line whose volume was stable but profitability increased as a result of operational and footprint improvements. Globally, Cranes net bookings and backlog grew 26% and 29% year-over year, respectively. Included in the growing backlog is a notable increase in orders for tower cranes, driven by demand in the UK and North America. The progress in the Cranes restructuring program, combined with the stabilizing markets and our order book for the remainder of the year have us more optimistic about full year 2017 than we were at the beginning of the year.

Our MP segment had another strong quarter with its operating profit improving on increased net sales. Growth was driven by our crushing and screening and concrete product lines. Crushing and screening remained stable in North America and Europe while the Indian and Australian markets continue to improve. After an extended period of low scrap metal prices and high channel inventory, our material handling business began to grow. Backlog for the segment was up 33% compared to the prior year period, primarily due to strength in the mobile crushing and screening and material handling businesses. We expect MP’s strong performance to continue in the second half of 2017.

Geographically, our largest market remains North America, which now represents approximately 55% of our global sales in continuing operations. Our North American sales were relatively stable, declining 2% on a year over year basis. While our Asian/Pacific markets grew, the European and Latin American markets were down.

We have been executing our disciplined capital allocation strategy. As planned, in April 2017, we repaid the remaining $254 million of our 6.5% Notes. This completed our debt refinancing program that, in total will reduce our annual interest expense by approximately $30 million in 2017 and $35 million on an annualized basis starting in 2018.

In May 2017, we sold 7.0 million Konecranes shares for proceeds of approximately $277 million, bringing our year to date total proceeds from the sale of Konecranes shares to approximately $549 million. In May 2017, our Board of Directors also announced authorization for the repurchase of up to an additional $280 million of our outstanding shares of common stock. This was in addition to the $350 million that was previously announced in February 2017. We repurchased approximately 15.9 million Terex shares in the first half of 2017 for approximately $517 million under these programs. See Part II Other Information, Item 2 “Unregistered Sale of Equity Securities and Use of Proceeds” for further information on our share repurchases, including the amount that may still be purchased under our Board authorized share repurchase programs.

We believe our liquidity continues to be sufficient to meet our business plans. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

Based on our first half results, our backlog and our market assessments, we are improving our full year net sales outlook from down about 12% to down approximately 6%. We are also increasing our full year 2017 earnings per share guidance to between $1.05 and $1.15, excluding restructuring and other items.
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

Terex management and Board of Directors use ROIC as one of the primary measures to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at June 30, 2017 was 2.4%.

Amounts described below are reported in millions of U.S. dollars, except for the effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Jun '17	Mar '17	Dec '16	Sep '16	Mar '16
Annualized effective tax rate (1), (2)	10.4%	10.4%	27.4%	27.4%
Income (loss) from operations as adjusted	$80.5	$71.1	$(228.0)	$118.9
Multiplied by: 1 minus Effective tax rate	89.6%	89.6%	72.6%	72.6%
Adjusted net operating income (loss) after tax	$72.1	$63.7	$(165.5)	$86.3
Debt (as defined above) as adjusted	$992.0	$1,242.8	$1,592.6	$1,688.0	$1,709.0
Less: Cash and cash equivalents as adjusted	(558.6)	(816.4)	(501.9)	(343.7)	(298.1)
Debt less Cash and cash equivalents as adjusted	433.4	426.4	1,090.7	1,344.3	1,410.9
Total Terex Corporation stockholders’ equity as adjusted	1,311.1	1,458.9	1,246.2	1,588.1	1,527.2
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$1,744.5	$1,885.3	$2,336.9	$2,932.4	$2,938.1
(1) The 2017 annualized effective tax rate is based on management’s full year 2017 projections.
(2) The 2016 annualized effective tax rate is based on the full year 2016 actual results.

June 30, 2017 ROIC	2.4%
NOPAT as adjusted (last 4 quarters)	$56.6
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$2,367.4

	Three months ended 6/30/17	Three months ended 3/31/17	Three months ended 12/31/16	Three months ended 9/30/16
Reconciliation of income (loss) from operations:
Income (loss) from operations	$75.9	$(6.3)	$(272.1)	$39.6
Income (loss) from discontinued operations	—	—	50.8	79.5
Pretax gain on sale of MHPS	—	79.5	—	—
Konecranes dividend income	—	13.5	—	—
Gain (loss) on sale of Konecranes stock	7.6	(13.2)	—	—
(Income) loss from operations for TFS	(3.0)	(2.4)	(6.7)	(0.2)
Income (loss) from operations as adjusted	$80.5	$71.1	$(228.0)	$118.9

	As of 6/30/17	As of 3/31/17	As of 12/31/16	As of 9/30/16	As of 6/30/16
Reconciliation of Cash and cash equivalents:
Cash and cash equivalents from continuing operations	$555.5	$813.9	$428.5	$248.8	$200.8
Cash and cash equivalents in assets held for sale	3.1	2.5	73.4	94.9	97.3
Cash and cash equivalents as adjusted	$558.6	$816.4	$501.9	$343.7	$298.1

Reconciliation of Debt:
Debt from continuing operations	$992.0	$1,242.8	$1,575.8	$1,663.5	$1,686.3
Debt included in liabilities held for sale	—	—	16.8	24.5	22.7
Debt as adjusted	$992.0	$1,242.8	$1,592.6	$1,688.0	$1,709.0

Reconciliation of Terex Corporation stockholders’ equity:
Terex Corporation stockholders’ equity as reported	$1,539.8	$1,695.3	$1,484.7	$1,877.7	$1,856.1
TFS Assets	(228.7)	(236.4)	(238.5)	(289.6)	(328.9)
Terex Corporation stockholders’ equity as adjusted	$1,311.1	$1,458.9	$1,246.2	$1,588.1	$1,527.2

Sale of MHPS Business

See Note B – “Sale of MHPS Business and Investment Carried at Fair Value” in the Notes to the Condensed Consolidated Financial Statements for further information regarding the sale of our MHPS business to Konecranes.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

Consolidated

	Three Months Ended June 30,
	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,181.7	—	$1,297.7	—	(8.9)%
Gross profit	$240.7	20.4%	$242.1	18.7%	(0.6)%
SG&A	$164.8	13.9%	$168.7	13.0%	(2.3)%
Income (loss) from operations	$75.9	6.4%	$73.4	5.7%	3.4%

Net sales for the three months ended June 30, 2017 decreased $116.0 million when compared to the same period in 2016.  The decline in net sales was driven by the divestiture of certain construction product lines in Corporate and lower net sales in our Cranes segment, partially offset by higher net sales in MP. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately 2% or $24 million.

Gross profit for the three months ended June 30, 2017 decreased $1.4 million when compared to the same period in 2016. The decrease was primarily due to declines in gross profit in AWP mostly due to changes in customer and product mix, commodity price increases (primarily steel), increased freight costs and negative impact of foreign exchange rate changes, partially offset by increased gross profit in our Cranes segment primarily due to structural cost savings and reduced restructuring charges and higher sales volume in our MP segment.

SG&A costs for the three months ended June 30, 2017 decreased $3.9 million when compared to the same period in 2016.  The decrease was primarily due to the impact of general and administrative cost reductions from actions taken in 2016 and reduced costs associated with the divestiture of certain construction product lines, partially offset by higher accruals for team member incentive compensation due to better than planned Company performance in 2017, investment in a strategic sourcing organization that did not exist in 2016 and external support for our transformation initiative.

Income from operations for the three months ended June 30, 2017 increased $2.5 million when compared to the same period in 2016.  The increase was primarily due to structural cost savings and reduced restructuring costs in Cranes and higher sales volumes and improved factory utilization in MP, partially offset by decreased operating performance in our AWP segment due to lower profit margins and increased commodity (primarily steel) and freight costs.

Aerial Work Platforms

	Three Months Ended June 30,
	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$593.0	—	$593.7	—	(0.1)%
Income from operations	$60.8	10.3%	$72.5	12.2%	(16.1)%

Net sales for the AWP segment for the three months ended June 30, 2017 decreased $0.7 million when compared to the same period in 2016. Net sales volume increases of approximately $10 million, primarily in Asia Pacific, were offset by the negative impact of foreign exchange rate changes, particularly in Europe, of approximately $9 million and a more challenging pricing environment.

Income from operations for the three months ended June 30, 2017 decreased $11.7 million when compared to the same period in 2016.  The decrease was primarily due to changes in customer and product mix, increased commodity prices (primarily steel), increased freight costs and negative impact of foreign exchange activity. Partially offsetting these decreases were improved factory utilization, the favorable outcome of a transactional tax reporting issue outside the U.S. and lower other operating expenses, including general and administrative expenses.

Cranes

	Three Months Ended June 30,
	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$303.8	—	$357.4	—	(15.0)%
Income (loss) from operations	$14.5	4.8%	$(12.8)	(3.6)%	213.3%

Net sales for the Cranes segment for the three months ended June 30, 2017 decreased $53.6 million when compared to the same period in 2016.  The global crane markets remain challenging and continue to be impacted by low oil, gas and commodity prices as well the wind energy market in Germany. The negative impact of foreign exchange rate changes, was approximately $5 million.

Income from operations for the three months ended June 30, 2017 was $14.5 million compared to a loss from operations of $12.8 million for the same period in 2016. The increase was due to a number of factors including structural cost savings, approximately $18 million in reductions to severance accruals established in the fourth quarter of the prior year as production volumes are expected to exceed earlier forecasts requiring us to maintain a higher headcount and approximately a $12 million net change of severance and restructuring charges year over year, partially offset by lower sales volume.

Materials Processing

	Three Months Ended June 30,
	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$280.5	—	$256.2	—	9.5%
Income from operations	$35.4	12.6%	$28.6	11.2%	23.8%

Net sales for the MP segment for the three months ended June 30, 2017 increased $24.3 million when compared to the same period in 2016, primarily due to increased concrete equipment sales in North America and improvements in the crushing and screening markets in India and Australia, partially offset by approximately $10 million of negative impact of foreign exchange rate changes primarily related to the British Pound.

Income from operations for the three months ended June 30, 2017 increased $6.8 million when compared to the same period in 2016, primarily from the effect of increased sales volume and improved factory utilization, partially offset by negative impact of foreign exchange rate changes.

Corporate and Other / Eliminations

	Three Months Ended June 30,
	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$4.4	—	$90.4	—	(95.1)%
Loss from operations	$(34.8)	(790.9)%	$(14.9)	(16.5)%	(133.6)%

Net sales amounts include sales in various construction equipment product lines and on-book financing of TFS, as well as elimination of intercompany sales activity among segments. The net sales decrease is primarily attributable to approximately $112 million related to the divestiture of our construction product lines.

Loss from operations for the three months ended June 30, 2017 increased $19.9 million when compared to the same period in 2016. The increase in operating loss is primarily attributable to higher accruals for team member incentive compensation, investment in a strategic sourcing organization that did not exist in 2016, external support for our transformation initiative and higher foreign exchange transactional losses, partially offset by higher operating losses incurred by divested construction product lines and restructuring charges incurred in the prior year quarter.

Interest Expense, Net of Interest Income

During the three months ended June 30, 2017, our interest expense net of interest income was $13.6 million, or $10.8 million lower than the same period in the prior year due to lower borrowings at lower rates.

Loss on Early Extinguishment of Debt

During the three months ended June 30, 2017, we recorded a loss on early extinguishment of debt of $6.5 million related to the retirement of our 6-1/2% Notes, as further described in Note M - “Long-Term Obligations”.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended June 30, 2017 was income of $62.7 million compared to an expense of $6.1 million in 2016, a $68.8 million increase when compared to the same period in the prior year. As described in Note B - “Sale of MHPS Business and Investment Carried at Fair Value”, the current year period includes a gain of $53.5 million related to the change in fair value of Konecranes shares and a gain on the partial sale of Konecranes shares of $7.6 million.

Income Taxes

During the three months ended June 30, 2017, we recognized income tax expense of $23.1 million on income of $118.5 million, an effective tax rate of 19.5%, as compared to an income tax benefit of $67.1 million on income of $42.5 million, an effective tax rate of (157.9)%, for the three months ended June 30, 2016.  The higher effective tax rate for the three months ended June 30, 2017 is primarily due to lower tax benefits from valuation allowance releases and agreement with a non-U.S. authority with respect to certain tax matters extending back a period of years, partially offset by low-taxed appreciation of Konecranes shares, and favorable geographic mix of earnings when compared to the three months ended June 30, 2016.

Income (Loss) from Discontinued Operations

Loss from discontinued operations - net of tax for the three months ended June 30, 2016 was $45.1 million. The loss was primarily from recognition of a pre-tax charge of approximately $55.6 million ($55.6 million after-tax) to write-down the MHPS disposal group to fair value, less costs to sell.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

Consolidated

	Six Months Ended June 30,
	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,188.6	—	$2,412.0	—	(9.3)%
Gross profit	$393.0	18.0%	$423.8	17.6%	(7.3)%
SG&A	$323.4	14.8%	$339.1	14.1%	(4.6)%
Income (loss) from operations	$69.6	3.2%	$84.7	3.5%	(17.8)%

Net sales for the six months ended June 30, 2017 decreased $223.4 million when compared to the same period in 2016.  The decline in net sales was driven by the divestiture of certain construction product lines in Corporate and lower net sales in Cranes and AWP, partially offset by higher net sales in MP. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately 2% or $45 million.

Gross profit for the six months ended June 30, 2017 decreased $30.8 million when compared to the same period in 2016. The decrease was primarily due to declines in gross profit in our AWP segment, mostly due to sales volume reductions, customer and product mix, commodity price increases (primarily steel), increased freight costs and negative impact of foreign exchange rate changes, partially offset by increased gross profit in our Cranes segment primarily due to structural cost savings and reduced restructuring charges and higher sales volume in our MP segment.

SG&A costs for the six months ended June 30, 2017 decreased $15.7 million when compared to the same period in 2016.  The decrease was primarily due to the impact of general and administrative cost reductions from actions taken in 2016 and reduced costs associated with the divestiture of certain construction product lines in Corporate, partially offset by higher accruals for team member incentive compensation due to better than planned Company performance in 2017, investment in a strategic sourcing organization that did not exist in 2016 and external support for our transformation initiative.

Income from operations for the six months ended June 30, 2017 decreased $15.1 million when compared to the same period in 2016.  The decrease was primarily due to lower operating performance in our AWP segment, mostly due to lower profit margins and increased commodity prices (primarily steel), partially offset by increased operating performance in our Cranes segment mostly due to structural cost savings and reduced restructuring costs and higher sales volume and improved factory utilization in our MP segment.

Aerial Work Platforms

	Six Months Ended June 30,
	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,065.4	—	$1,114.4	—	(4.4)%
Income from operations	$82.5	7.7%	$110.6	9.9%	(25.4)%

Net sales for the AWP segment for the six months ended June 30, 2017 decreased $49.0 million when compared to the same period in 2016. Net sales decreased approximately $35 million due to volume declines primarily in North America and Europe and a more challenging pricing environment, partially offset by sales increases in Asia Pacific. The volume decline in the North American market reflected both softer aerial and telehandler sales. The negative impact of foreign exchange rate changes, particularly in Europe, was approximately $15 million.

Income from operations for the six months ended June 30, 2017 decreased $28.1 million when compared to the same period in 2016.  The decrease was primarily due to lower sales volume, changes in customer and product mix, increased commodity prices (primarily steel), increased freight costs and negative impact of foreign exchange activity. Partially offsetting these decreases were improved factory utilization and lower other operating expenses, including general and administrative expenses.

Cranes

	Six Months Ended June 30,
	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$567.7	—	$664.7	—	(14.6)%
Loss from operations	$(18.3)	(3.2)%	$(29.4)	(4.4)%	37.8%

Net sales for the Cranes segment for the six months ended June 30, 2017 decreased $97.0 million when compared to the same period in 2016.  Net sales decreased approximately $90 million as the global crane markets remain challenging and continue to be impacted by low oil, gas and commodity prices as well the wind energy market in Germany. The negative impact of foreign exchange rate changes, was approximately $7 million.

Loss from operations for the six months ended June 30, 2017 decreased $11.1 million when compared to the same period in 2016. The decrease was due primarily to a number of factors including structural cost savings, approximately $18 million in reductions to severance accruals established in the fourth quarter of the prior year as production volumes are expected to exceed earlier forecasts requiring us to maintain a higher headcount and approximately a $12 million net change of severance and restructuring charges year over year, significantly offset by lower sales volume.

Materials Processing

	Six Months Ended June 30,
	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$529.6	—	$480.0	—	10.3%
Income from operations	$60.9	11.5%	$44.4	9.3%	37.2%

Net sales for the MP segment for the six months ended June 30, 2017 increased $49.6 million when compared to the same period in 2016, primarily due to increased concrete equipment sales in North America and improvements in the crushing and screening markets in India and Australia partially offset by approximately $20 million of negative impact of foreign exchange rate changes primarily related to the British Pound.

Income from operations for the six months ended June 30, 2017 increased $16.5 million when compared to the same period in 2016, primarily from the effect of increased sales volume and improved factory utilization.

Corporate and Other / Eliminations

	Six Months Ended June 30,
	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$25.9	—	$152.9	—	(83.1)%
Loss from operations	$(55.5)	(214.3)%	$(40.9)	(26.7)%	(35.7)%

Net sales amounts include sales in various construction equipment product lines and on-book financing of TFS, as well as elimination of intercompany sales activity among segments. The net sales decrease is primarily attributable to approximately $163 million related to the divestiture of our construction product lines.

Loss from operations for the six months ended June 30, 2017 increased $14.6 million when compared to the same period in 2016. The increase in operating loss is primarily attributable to higher accruals for team member incentive compensation, investment in a strategic sourcing organization that did not exist in 2016, external support for our transformation initiative and higher foreign exchange transactional losses, partially offset by gains on the sale of certain construction product line assets and higher operating losses incurred by divested construction product lines and restructuring charges incurred in the prior year quarter.

Interest Expense, Net of Interest Income

During the six months ended June 30, 2017, our interest expense net of interest income was $33.2 million, or $14.7 million lower than the same period in the prior year due to lower borrowings at lower rates.

Loss on Early Extinguishment of Debt

During the six months ended June 30, 2017, we recorded a loss on early extinguishment of debt of $51.9 million related to the termination of our 2014 Credit Agreement and the retirement of our 6% Notes and 6-1/2% Notes, as further described in Note M - “Long-Term Obligations”.

Other Income (Expense) – Net

Other income (expense) – net for the six months ended June 30, 2017 was income of $45.4 million, a $57.4 million increase in income when compared to the same period in the prior year. As described in Note B - “Sale of MHPS Business and Investment Carried at Fair Value”, the current year period includes a gain of $44.2 million related to the change in fair value of Konecranes shares and related dividend income of $13.5 million, partially offset by a loss on the partial sales of Konecranes shares of $5.6 million. Additionally, increased income in the current year period is attributable to merger related costs incurred in the prior year period, partially offset by increased losses from foreign currency exchange.

Income Taxes

During the six months ended June 30, 2017, we recognized an income tax benefit of $5.2 million on income of $29.9 million, an effective tax rate of (17.4)%, as compared to an income tax benefit of $63.2 million on income of $24.4 million, an effective tax rate of (259.0)%, for the six months ended June 30, 2016.  The higher effective tax rate for the six months ended June 30, 2017 is primarily due to lower tax benefits from valuation allowance releases and agreement with a non-U.S. authority with respect to certain tax matters extending back a period of years, partially offset by low-taxed appreciation of Konecranes shares, tax benefits from interest deductions, and favorable geographic mix of earnings when compared to the six months ended June 30, 2016.  In addition, during the six months ended June 30, 2017, we no longer had a year-to-date ordinary loss that exceeded the anticipated loss for the full year as it did in the three months ended March 31, 2017.

Income (Loss) from Discontinued Operations

Loss from discontinued operations - net of tax for the six months ended June 30, 2016 was $97.5 million. The loss resulted primarily from recognition of a pre-tax charge of approximately $55.6 million ($55.6 million after-tax) to write-down the MHPS disposal group to fair value, less costs to sell, severance and restructuring charges for structural cost-reduction actions taken primarily in Germany, and lower net sales volumes.

Gain (Loss) on Disposition of Discontinued Operations

During the six months ended June 30, 2017, we recognized a gain on disposition of discontinued operations - net of tax of $58.1 million related to the sale of our MHPS business and $3.0 million due to contractual earnout payments related to the sale of our Atlas heavy construction equipment and knuckle-boom cranes businesses (“Atlas”). During the six months ended June 30, 2016, we recognized a gain on disposition of discontinued operations - net of tax of $3.5 million, related primarily to Atlas contractual earnout payments.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving credit facility) for the efficient operation of our business.  We had cash and cash equivalents, including cash and cash equivalents recorded as Current assets held for sale, of $558.6 million at June 30, 2017. We had undrawn availability under our revolving credit facility of $450.0 million, giving us total liquidity of $1,008.6 million. In January 2017, we reduced the size of our revolving credit facility by $150 million, which was a key driver in the change in our liquidity at June 30, 2017 decreasing by approximately $93 million as compared to December 31, 2016. During the six months ended June 30, 2017, we generated approximately $835 million in cash due to the sale of our MHPS business and approximately $549 million in cash from the sales of portions of our Konecranes shares. During the period we used our liquidity to fund operations, including capital expenditures, for approximately $186 million, to repay debt, net of debt issuances, of $586.0 million and to repurchase approximately $517 million of our common stock.

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

Consistent with our expectations, we used cash in operations in the first six months of 2017. Generating cash from operations depends primarily on our ability to earn net income through the sales of our products and to manage our investment in working capital. We generated $22.5 million in free cash flow in the three months ended June 30, 2017 and had negative free cash flow of $186.3 million in the six months ended June 30, 2017. We expect to generate between $0 and $50 million in free cash flow for the full year 2017.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

	Three Months Ended 6/30/2017	Six Months Ended 6/30/2017
Net cash provided by (used in) operating activities	$37.2	$(158.9)
Increase (decrease) in TFS assets	(7.7)	(9.8)
Capital expenditures	(7.0)	(17.6)
Free cash flow	$22.5	$(186.3)

Our main sources of funding are cash generated from operations, including cash generated from the sale of receivables, loans from our bank credit facilities and funds raised in capital markets.   Pursuant to terms of our trade accounts receivable factoring arrangements, during the six months ended June 30, 2017, we sold, without recourse, approximately $267.5 of trade accounts receivable to provide additional liquidity. During the six months ended June 30, 2017, we also sold approximately $88.9 million of sales-type leases and commercial loans.

We believe cash generated from operations, including cash generated from the sale of receivables, together with access to our bank credit facilities and cash on hand, provide adequate liquidity to continue to support internal operating initiatives and meet our operating and debt service requirements for at least the next 12 months. See Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business.

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

Working capital as a percent of trailing three month annualized net sales was 22.0% at June 30, 2017.

The following tables show the calculation of our working capital in continuing operations and trailing three months annualized sales as of June 30, 2017 (in millions):

Three Months Ended 6/30/2017
Net Sales	$1,181.7
x	4
Trailing Three Month Annualized Net Sales	$4,726.8

As of 6/30/17
Inventories	$912.5
Trade Receivables	726.6
Trade Accounts Payable	(563.2)
Customer Advances	(35.7)
Total Working Capital	$1,040.2

On January 31, 2017, we entered into a new credit agreement (the “2017 Credit Agreement”). The 2017 Credit Agreement provides us with a senior secured revolving line of credit of up to $450 million that is available through January 31, 2022 and a $400 million senior secured term loan, which will mature on January 31, 2024. The 2017 Credit Agreement allows unlimited incremental commitments, which may be extended at the option of existing or new lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, with incremental amounts in excess of $300 million as long as the Company satisfies a senior secured leverage ratio contained in the 2017 Credit Agreement.

Our previous credit agreement provided us with a revolving line of credit of up to $600 million. See Note M - “Long-Term Obligations,” in our Condensed Consolidated Financial Statements for information concerning the 2017 Credit Agreement and our previous credit agreement. We had no borrowings on our revolving line of credit under the 2017 Credit Agreement at June 30, 2017.

Interest rates charged under the revolving line of credit in the 2017 Credit Agreement are subject to adjustment based on our consolidated leverage ratio. The U.S. dollar term loan bears interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 2.50%, with a LIBOR floor of 0.75%. At June 30, 2017, the weighted average interest rate on the term loan under the 2017 Credit Agreement was 3.73%.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

On January 31, 2017, we sold and issued $600.0 million aggregate principal amount of Senior Notes due 2025 (“5-5/8% Notes”) at par in a private offering. The proceeds from the 5-5/8% Notes, together with cash on hand, including cash from the sale of our MHPS business, was used: (i) to complete a tender offer for up to $550.0 million of our 6% Senior Notes due 2021 (“6% Notes”), (ii) to redeem and discharge such portion of the 6% Notes not purchased in the tender offer, (iii) to fund a $300.0 million partial redemption of the 6% Notes, (iv) to fund repayments of all $300.0 million aggregate principal amount outstanding of our 6-1/2% Senior Notes due 2020 (“6-1/2% Notes”) on or before April 3, 2017, (v) to pay related premiums, fees, discounts and expenses and (vi) for general corporate purposes, including repayment of borrowings outstanding under our previous credit agreement. During the first quarter, all of the 6% Notes were redeemed and $45.8 million of the 6-1/2% Notes were repurchased. On April 3, 2017, the remaining $254.2 million of 6-1/2% Notes was redeemed. The 5-5/8% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries. See Note M – “Long-Term Obligations” in the Notes to the Condensed Consolidated Financial Statements for further information.

Our investment in financial services assets was approximately $229 million, net at June 30, 2017. We remain focused on expanding financing solutions in key markets like the U.S. and Europe. We also anticipate using TFS to drive incremental sales by increasing direct customer financing through TFS in certain instances.

In February 2015, our Board of Directors authorized the repurchase of up to $200 million of our outstanding shares of common stock of which approximately $131 million of this authorization was utilized prior to January 1, 2017. In February 2017, our Board of Directors authorized the repurchase of up to an additional $350 million of our outstanding shares of common stock. In May 2017, we announced the completion of the February 2015 and 2017 authorizations and subsequently that our Board of Directors had authorized the repurchase of up to an additional $280 million of the Company’s outstanding shares of common stock. During the six months ended June 30, 2017, we repurchased a total of 15.9 million shares for $516.6 million under these programs. In each of the first and second quarters of 2017, our Board of Directors declared a dividend of $0.08 per share, which was paid to our shareholders. On July 14, 2017 our Board of Directors declared a quarterly dividend of $0.08 per share, to be paid on September 19, 2017 to all stockholders of record as of the close of business on August 9, 2017. It is our intention to pay four quarterly dividends of $0.08 per share, for an aggregate of $0.32 per share, for the calendar year of 2017. However, additional declarations of quarterly dividends and the establishment of future record and payment dates are subject to the determination of our Board of Directors.

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

Cash Flows

Cash used in operations for the six months ended June 30, 2017 totaled $158.9 million, compared to cash used in operations of $6.4 million for the six months ended June 30, 2016.  The change in cash from operations was primarily driven by higher restructuring, severance and other accruals, including those related to our former MHPS business, set up in the prior year and settled in the six months ended June 30, 2017.

Cash provided by investing activities for the six months ended June 30, 2017 was $1,329.1 million, compared to $43.9 million cash used in investing activities for the six months ended June 30, 2016. The increase in cash provided by investing activities was primarily due to cash received from the sales of our MHPS business and a portion of our Konecranes stock in the six months ended June 30, 2017.

Cash used in financing activities was $1,138.7 million for the six months ended June 30, 2017, compared to cash used in financing activities for the six months ended June 30, 2016 of $122.6 million. The increase in cash used in financing was primarily due to share repurchases and redemptions of our 6-1/2% Notes and 6% Notes and a reduction in term loans, partially offset by the issuance of our 5-5/8% Notes in the current year period.

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

We issue, from time to time, residual value guarantees under sales-type leases.  A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. We are generally able to mitigate the risk associated with these guarantees because maturity of guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

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

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while costs associated with those revenues are only partly incurred in the same currencies.  Major foreign currencies, among others, in which we do business are the Euro, British Pound and Australian Dollar.  We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts.  At June 30, 2017, we had foreign exchange contracts with a notional value of $251.5 million that were initially designated as hedge contracts. Fair market value of these arrangements, which represents the cost to settle these contracts, was a net gain of $4.0 million at June 30, 2017.

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

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and other matters. See Note O – “Litigation and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for more information concerning contingencies and uncertainties, including our securities and stockholder derivative lawsuits, and our proceedings involving certain former shareholders of Demag Cranes AG.  We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage, intellectual property and other insurable risks required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of our liability. However, we do not believe these contingencies and uncertainties will, individually or in the aggregate, have a material adverse effect on our operations. For contingencies and uncertainties other than income taxes, when it is probable that a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

We are exposed to certain market risks that exist as part of our ongoing business operations and we use derivative financial instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. For further information on accounting related to derivative financial instruments, refer to Note K – “Derivative Financial Instruments” in our Condensed Consolidated Financial Statements.

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and other intercompany transactions. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, we are exposed to volatility in translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar when compared to functional currencies of our major markets, which include the Euro, British Pound and Australian Dollar. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and use hedging instruments to partially offset anticipated exposures.

At June 30, 2017, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the six months ended June 30, 2017 would have had approximately a $8 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At June 30, 2017, approximately 40% of our debt was floating rate debt and the weighted average interest rate for all debt was 4.80%.

At June 30, 2017, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings effect on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at June 30, 2017 would have increased interest expense by approximately $0.8 million for the six months ended June 30, 2017.

Commodities Risk

Principal materials and components that we use in our manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. During the first six months of 2017, unfavorable input cost changes in some areas, largely related to steel prices, were partially off-set by favorable changes in other areas. We are monitoring global steel prices, as a sustained increase in prices would have an unfavorable impact on our input costs.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2017, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the quarterly period ended June 30, 2017 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about our purchases during the quarter ended June 30, 2017 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
April 1, 2017 - April 30, 2017	2,916,045	$32.75	2,916,045	$122,251
May 1, 2017 - May 31, 2017	4,006,500	$33.14	4,006,500	$269,471
June 1, 2017 - June 30, 2017	2,493,254 (2)	$35.27	2,477,427	$182,124
Total	9,415,799	$33.58	9,399,972	$182,124

(1)
In February 2015, our Board of Directors authorized and the Company publicly announced the repurchase of up to $200 million of the Company’s outstanding common shares. In February 2017, our Board of Directors authorized and the Company publicly announced the repurchase of up to an additional $350 million of the Company’s outstanding common shares. In May 2017, our Board of Directors authorized and the Company publicly announced the repurchase of up to an additional $280 million of the Company’s outstanding common shares.

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

TEREX CORPORATION
(Registrant)

Date:	August 2, 2017	/s/ John D. Sheehan
John D. Sheehan
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	August 2, 2017	/s/ Mark I. Clair
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

10.1
Terex Corporation Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 11, 2017 and filed with the Commission on May 15, 2017). ***

10.2
Terex Corporation Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.10 of the Form 10-K for the year ended December 31, 2008 of Terex Corporation, Commission File No. 1-10702). ***

10.3
Terex Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 of the Form 10-Q for the quarter ended June 30, 2004 of Terex Corporation, Commission File No. 1-10702). ***

10.4
Amendment to the Terex Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008). ***

10.5
Terex Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 9, 2013 and filed with the Commission on May, 14, 2013). ***

10.6
Terex Corporation Amended and Restated 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 9, 2013 and filed with the Commission on May, 14, 2013). ***

10.7
Form of Restricted Stock Agreement (time based granted prior to 2017) under the Terex Corporation Amended and Restated 2009 Omnibus Incentive Plan between Terex Corporation and participants of the 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 of the Form 10-K for the year ended December 31, 2011). ***

10.8
Form of Restricted Stock Agreement (performance based granted prior to 2017) under the Terex Corporation Amended and Restated 2009 Omnibus Incentive Plan between Terex Corporation and participants of the 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 of the Form 10-K for the year ended December 31, 2011).***

10.9
Form of Restricted Stock Agreement (time based granted 2017) under the Terex Corporation Amended and Restated 2009 Omnibus Incentive Plan between Terex Corporation and participants of the 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 of the Form 10-Q for the quarter ended March 31, 2017 of Terex Corporation, Commission File No. 1-10702). ***

10.10
Form of Restricted Stock Agreement (performance based granted 2017) under the Terex Corporation Amended and Restated 2009 Omnibus Incentive Plan between Terex Corporation and participants of the 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 of the Form 10-Q for the quarter ended March 31, 2017 of Terex Corporation, Commission File No. 1-10702). ***

10.11
Credit Agreement dated as of January 31, 2017, among Terex Corporation, certain of its subsidiaries, the Lenders and Issuing Banks named therein and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 31, 2017 and filed with the Commission February 2, 2017).

10.12
Guarantee and Collateral Agreement dated as of January 31, 2017, among Terex Corporation, certain of its subsidiaries, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 31, 2017 and filed with the Commission February 2, 2017).

10.13
Supplement No. 1 dated as of April 6, 2017 to the Guarantee and Collateral Agreement dated as of January 31, 2017, among Terex Corporation, certain of its subsidiaries, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent. (incorporated by reference to Exhibit 10.13 of the Form 10-Q for the quarter ended March 31, 2017 of Terex Corporation, Commission File No. 1-10702)

10.14	Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers.* and ***

10.15	Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers. * and ***

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