Form 10-Q
period 2017-09-30
TEREX CORP
filed 2017-11-01
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

F O R M   10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Number of outstanding shares of common stock: 84.1 million as of October 27, 2017.

The Exhibit Index begins on page 54.

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of September 30, 2017 unless specifically noted otherwise. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$1,111.2	$1,056.4	$3,299.8	$3,468.4
Cost of goods sold	(892.2)	(872.5)	(2,687.8)	(2,860.7)
Gross profit	219.0	183.9	612.0	607.7
Selling, general and administrative expenses	(154.8)	(144.3)	(478.2)	(483.4)
Income (loss) from operations	64.2	39.6	133.8	124.3
Other income (expense)
Interest income	1.9	1.0	5.2	3.3
Interest expense	(15.5)	(25.4)	(52.0)	(75.6)
Loss on early extinguishment of debt	(0.7)	—	(52.6)	(0.4)
Other income (expense) – net	6.8	(1.3)	52.2	(13.3)
Income (loss) from continuing operations before income taxes	56.7	13.9	86.6	38.3
(Provision for) benefit from income taxes	(0.1)	19.3	5.1	82.5
Income (loss) from continuing operations	56.6	33.2	91.7	120.8
Income (loss) from discontinued operations – net of tax	—	64.1	—	(33.4)
Gain (loss) on disposition of discontinued operations – net of tax	2.6	—	63.7	3.5
Net income (loss)	59.2	97.3	155.4	90.9
Net loss (income) from continuing operations attributable to noncontrolling interest	—	0.1	—	0.1
Net loss (income) from discontinued operations attributable to noncontrolling interest	—	(0.6)	—	0.1
Net income (loss) attributable to Terex Corporation	$59.2	$96.8	$155.4	$91.1
Amounts attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$56.6	$33.3	$91.7	$120.9
Income (loss) from discontinued operations – net of tax	—	63.5	—	(33.3)
Gain (loss) on disposition of discontinued operations – net of tax	2.6	—	63.7	3.5
Net income (loss) attributable to Terex Corporation	$59.2	$96.8	$155.4	$91.1
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.64	$0.31	$0.96	$1.12
Income (loss) from discontinued operations – net of tax	—	0.59	—	(0.31)
Gain (loss) on disposition of discontinued operations – net of tax	0.03	—	0.66	0.03
Net income (loss) attributable to Terex Corporation	$0.67	$0.90	$1.62	$0.84
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.63	$0.31	$0.93	$1.10
Income (loss) from discontinued operations – net of tax	—	0.58	—	(0.30)
Gain (loss) on disposition of discontinued operations – net of tax	0.03	—	0.65	0.03
Net income (loss) attributable to Terex Corporation	$0.66	$0.89	$1.58	$0.83
Weighted average number of shares outstanding in per share calculation
Basic	88.0	107.6	96.2	108.5
Diluted	90.0	108.6	98.1	109.3

Comprehensive income (loss)	$91.2	$99.8	$673.2	$86.7
Comprehensive loss (income) attributable to noncontrolling interest	—	(0.6)	—	0.3
Comprehensive income (loss) attributable to Terex Corporation	$91.2	$99.2	$673.2	$87.0

Dividends declared per common share	$0.08	$0.07	$0.24	$0.21

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$592.7	$428.5
Trade receivables (net of allowance of $15.9 and $16.5 at September 30, 2017 and December 31, 2016, respectively)	712.6	512.5
Inventories	904.4	853.8
Prepaid and other current assets	241.7	172.8
Current assets held for sale	5.7	732.9
Total current assets	2,457.1	2,700.5
Non-current assets
Property, plant and equipment – net	300.8	304.6
Goodwill	272.2	259.7
Intangible assets – net	14.2	18.4
Other assets	558.4	552.3
Non-current assets held for sale	—	1,171.3
Total assets	$3,602.7	$5,006.8

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$4.9	$13.8
Trade accounts payable	552.3	522.7
Accrued compensation and benefits	134.3	125.1
Accrued warranties and product liability	47.3	61.2
Other current liabilities	272.6	230.4
Current liabilities held for sale	2.2	453.8
Total current liabilities	1,013.6	1,407.0
Non-current liabilities
Long-term debt, less current portion	980.0	1,562.0
Retirement plans	160.0	153.8
Other non-current liabilities	68.0	50.7
Non-current liabilities held for sale	0.8	312.1
Total liabilities	2,222.4	3,485.6
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 130.4 and 129.6 shares at September 30, 2017 and December 31, 2016, respectively	1.3	1.3
Additional paid-in capital	1,314.4	1,300.0
Retained earnings	2,029.5	1,897.9
Accumulated other comprehensive income (loss)	(261.6)	(779.4)
Less cost of shares of common stock in treasury – 46.8 and 24.6 shares at September 30, 2017 and December 31, 2016, respectively	(1,703.9)	(935.1)
Total Terex Corporation stockholders’ equity	1,379.7	1,484.7
Noncontrolling interest	0.6	36.5
Total stockholders’ equity	1,380.3	1,521.2
Total liabilities and stockholders’ equity	$3,602.7	$5,006.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income (loss)	$155.4	$90.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	48.7	77.4
(Gain) loss on disposition of discontinued operations	(63.7)	(3.5)
Deferred taxes	(22.9)	(101.1)
(Gain) loss on sale of assets	(59.8)	2.4
Loss on early extinguishment of debt	52.6	0.4
Stock-based compensation expense	29.9	28.2
Other non-cash charges	31.8	58.9
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(141.4)	(19.2)
Inventories	7.9	(31.5)
Trade accounts payable	(7.5)	(105.4)
Income taxes payable / receivable	2.6	1.2
Other assets and liabilities	(67.7)	147.4
Foreign exchange and other operating activities, net	(22.1)	(45.8)
Net cash provided by (used in) operating activities	(56.2)	100.3
Investing Activities
Capital expenditures	(27.2)	(64.2)
Acquisitions, net of cash acquired	—	(3.2)
Proceeds (payments) from disposition of discontinued operations	773.7	3.5
Proceeds from sales of assets	803.3	63.7
Other investing activities, net	—	(2.5)
Net cash provided by (used in) investing activities	1,549.8	(2.7)
Financing Activities
Repayments of debt	(1,593.0)	(1,004.8)
Proceeds from issuance of debt	1,010.5	889.9
Share repurchases	(761.7)	(80.9)
Dividends paid	(22.8)	(22.7)
Payment of debt extinguishment costs	(36.4)	—
Other financing activities, net	(30.7)	(8.3)
Net cash provided by (used in) financing activities	(1,434.1)	(226.8)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	34.3	6.4
Net Increase (Decrease) in Cash and Cash Equivalents	93.8	(122.8)
Cash and Cash Equivalents at Beginning of Period	501.9	466.5
Cash and Cash Equivalents at End of Period	$595.7	$343.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE A – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2016 has been derived from and should be read in conjunction with the audited Consolidated Balance Sheet as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2016 included in the Company’s Current Report on Form 8-K dated August 25, 2017.

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

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017.

Cash and cash equivalents at September 30, 2017 and December 31, 2016 include $3.9 million and $6.0 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Reclassifications. See discussion below for reclassification and cumulative effect adjustment impacts related to adoption of Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” and ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”.

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

On January 1, 2017, the Company adopted ASU 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” (“ASU 2016-09”). As required by ASU 2016-09, excess tax benefits and tax deficiencies recognized on the vesting date of restricted stock awards are reflected in the Condensed Consolidated Statements of Comprehensive Income (Loss) as a component of the provision for income taxes and was adopted on a prospective basis. In addition, ASU 2016-09 requires that the excess tax benefit be removed from the overall calculation of diluted shares. The impact on diluted earnings per share for adoption of this provision was not material. As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are now classified as an operating activity in the Company’s Condensed Consolidated Statement of Cash Flows versus previously classified as a financing activity. The Company has elected to apply this provision on a prospective basis, so no prior periods have been adjusted. ASU 2016-09 increases the amount of shares an employer can withhold for tax purposes without triggering liability accounting, which had no effect on the Company’s consolidated financial statements. ASU 2016-09 requires all cash payments made on an employee’s behalf for withheld shares to be presented as a financing activity in the Condensed Consolidated Statement of Cash Flows, with retrospective application required. As a result, net cash provided by operating activities for the nine months ended September 30, 2016 increased by $9.5 million with a corresponding increase to net cash used in financing activities. Finally, ASU 2016-09 allows for the option to account for forfeitures as they occur, rather than estimating expected forfeitures over the service period. The Company elected to account for forfeitures as they occur and the net cumulative effect of this change was recognized as a $0.6 million increase to additional paid in capital, a $0.2 million increase to deferred tax assets and a $0.4 million reduction to retained earnings as of January 1, 2017.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”).  ASU 2016-15 reduces the existing diversity in practice in financial reporting by clarifying existing principles in Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows,” and provides specific guidance on certain cash flow classification issues.  The effective date for ASU 2016-15 is the first quarter of fiscal year 2018 and early adoption is permitted. During the third quarter of 2017, the Company adopted ASU 2016-15 effective January 1, 2017. Adoption of this standard required the Company to classify cash payments for debt prepayment or debt extinguishment costs as cash outflows for financing activities on the Condensed Consolidated Statement of Cash Flows. As a result, net cash used in operating activities for the nine months ended September 30, 2017 decreased by $36.4 million with a corresponding increase to net cash used in financing activities on the statement of cash flows. The impact for the nine months ended September 30, 2016 was immaterial.

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

The New Revenue Standards may be applied using one of two retrospective application methods: (1) a full retrospective approach for all periods presented, or (2) a modified retrospective approach that presents a cumulative effect as of the adoption date and additional required disclosures. The Company plans to adopt the New Revenue Standards in the first quarter of 2018 using the modified retrospective approach. During the third quarter of 2017, we substantially completed our evaluation of the impact of the New Revenue Standards and do not expect adoption to have a material effect on the Company’s consolidated financial statements. We reached conclusions on key accounting assessments related to the standard, including our assessment of the impact of accounting for costs incurred to obtain a contract, goods or services immaterial in the context of the contract and additional disclosure requirements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," (“ASU 2016-01”). The amendments in ASU 2016-01, among other things, require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; require public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost. The effective date will be the first quarter of fiscal year 2018. Early adoption is not permitted. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months and requires the disclosure of key information about leasing arrangements. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The effective date will be the first quarter of fiscal year 2019 and early adoption is permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While the Company continues to assess the effect of adoption, it currently believes that ASU 2016-02 may have a material effect on its consolidated financial statements with the most significant changes likely related to the recognition of new ROU assets and lease liabilities on the consolidated balance sheet.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses,” (“ASU 2016-13”). ASU 2016-13 sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. The guidance in this new standard replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The effective date will be the first quarter of fiscal year 2020 and early adoption is permitted after 2018. ASU 2016-13 will be applied using a modified retrospective approach. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfer of Assets Other than Inventory,” (“ASU 2016-16”).  ASU 2016-16 requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. This is a change from existing U.S. generally accepted accounting principles which prohibits recognition of current and deferred income taxes until the asset is sold to a third party.  The effective date for ASU 2016-16 will be the first quarter of fiscal year 2018 and early adoption is permitted.  Adoption will be applied on a modified retrospective basis, resulting in a cumulative-effect adjustment directly to retained earnings.  The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash,” (“ASU 2016-18”). ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The effective date will be the first quarter of fiscal year 2018 and early adoption is permitted. ASU 2016-18 will be applied retrospectively. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” (“ASU 2017-01”). ASU 2017-01 provides guidance in ascertaining whether a collection of assets and activities is considered a business. The effective date will be the first quarter of fiscal year 2018 and early adoption is permitted for specific transactions. ASU 2017-01 will be applied prospectively. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment. The effective date will be the first quarter of fiscal year 2020 and early adoption is permitted. ASU 2017-04 will be applied prospectively. The Company plans to early adopt ASU 2017-04 in the first quarter of 2018. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” (“ASU 2017-07”). ASU 2017-07 changes how employers that sponsor defined benefit pension plans and other postretirement plans present the net periodic benefit cost in the income statement. An employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendment also allows only the service cost component to be eligible for capitalization, when applicable. The effective date will be the first quarter of fiscal year 2018. Early adoption is permitted only in the first interim period of a fiscal year. ASU 2017-07 will be applied retrospectively for the presentation requirements and prospectively for the capitalization of the service cost component requirements. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables--Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities,” (“ASU 2017-08”). ASU 2017-08 shortens the amortization period for callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount. The effective date will be the first quarter of fiscal year 2019 and early adoption is permitted. Adoption will be applied on a modified retrospective basis, resulting in a cumulative-effect adjustment directly to retained earnings. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” (“ASU 2017-09”). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The effective date will be the first quarter of fiscal year 2018 and early adoption is permitted. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” (“ASU 2017-12”). ASU 2017-12 expands an entity’s ability to apply hedge accounting for nonfinancial and financial risk components and allow for a simplified approach for fair value hedging of interest rate risk. ASU 2017-12 eliminates the need to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, ASU 2017-12 simplifies the hedge documentation and effectiveness assessment requirements under the previous guidance. The effective date will be the first quarter of fiscal year 2019 and early adoption is permitted. Adoption will be applied through a cumulative-effect adjustment to cash flows and prospectively for presentation and disclosure. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Nine Months Ended
September 30, 2017
Balance at beginning of period	$59.8
Accruals for warranties issued during the period	37.2
Changes in estimates	(0.2)
Settlements during the period	(47.1)
Foreign exchange effect/other	4.4
Balance at end of period	$54.1

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of ASC 820, “Fair Value Measurement and Disclosure” (“ASC 820”) include interest rate swaps, foreign currency forward contracts and cross currency swaps discussed in Note K – “Derivative Financial Instruments” and debt discussed in Note M – “Long-term Obligations”. These instruments are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

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

NOTE B – SALE OF MHPS BUSINESS AND INVESTMENT CARRIED AT FAIR VALUE

On May 16, 2016, Terex agreed to sell its Material Handling and Port Solutions (“MHPS”) business to Konecranes Plc, a Finnish public company limited by shares, (“Konecranes”) by entering into a Stock and Asset Purchase Agreement, as amended (the “SAPA”), with Konecranes. As a result, the Company and Konecranes terminated the Business Combination Agreement and Plan of Merger (the “BCA”) announced on August 11, 2015, with no penalties incurred by either party. On January 4, 2017, the Company completed the disposition of its MHPS business to Konecranes (the “Disposition”), pursuant to the SAPA, effective as of January 1, 2017. In connection with the Disposition, the Company received 19.6 million newly issued Class B shares of Konecranes and approximately $835 million in cash after adjustments for estimated cash, debt and net working capital at closing and the divestiture of Konecranes’ Stahl Crane Systems business (“Stahl”), which was undertaken by Konecranes in connection with the Disposition. The final transaction consideration was subject to post-closing adjustments for the actual cash, debt and net working capital at closing, the 2016 performance of the MHPS business and Konecranes business, and the closing of the sale of Stahl. During the three and nine months ended September 30, 2017, the Company recognized a gain on the Disposition (net of tax) of $2.6 million and $60.7 million, respectively.

The Company and Konecranes entered into a Stockholders Agreement, dated as of January 4, 2017, which provided certain customary restrictions and obligations. Terex also had customary registration rights pursuant to a registration rights agreement between Terex and Konecranes entered into on January 4, 2017.

The Company sold all shares received in connection with the Disposition in three tranches. During the three and nine months ended September 30, 2017, the Company sold 5.2 million and 19.6 million Konecranes shares for proceeds of approximately $221 million and $770 million, respectively. During the three and nine months ended September 30, 2017, the Company recorded a net gain on sale, including the effects of foreign exchange rate changes, of $3.4 million and $42.0 million. The net gain on these sales is recorded as a component of Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

On March 23, 2017, Konecranes declared a dividend of €1.05 per share to holders of record as of March 27, 2017, which was paid on April 4, 2017. During the nine months ended September 30, 2017, the Company recognized dividend income of $13.5 million as a component of Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

In connection with the Disposition, the Company and Konecranes entered into certain ancillary agreements, including Transition Services Agreements (“TSA’s”) generally with terms from three to twelve months, dated as of January 4, 2017, under which the parties provide one another certain transition services to facilitate both the separation of the MHPS business from the businesses retained by the Company and the interim operations of the MHPS business acquired by Konecranes. Cash inflows and outflows related to these TSA’s generally offset to immaterial amounts.

Loss Contract

Related to the Disposition, the Company and Konecranes entered into an agreement for Konecranes to manufacture certain crane products on behalf of the Company for a period of 12 months. The Company recorded an expense of $6.3 million related to losses expected to be incurred over the agreement’s life during the nine months ended September 30, 2017. The agreement was amended on October 11, 2017 to extend the period of manufacturing for an additional 24 months.

SAPA and BCA Related Expenses

Terex incurred transaction costs directly related to the SAPA of $1.3 million and $2.5 million for the three and nine months ended September 30, 2016, respectively, which amounts are recorded in Income (loss) from discontinued operations - net of tax in the Condensed Consolidated Statement of Comprehensive Income (Loss).

Terex incurred transaction costs directly related to the terminated BCA of $0.2 million and $12.8 million for the three and nine months ended September 30, 2016, respectively, which amounts are recorded in Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

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

Business segment information is presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Sales
AWP	$556.7	$484.4	$1,622.1	$1,598.8
Cranes	301.9	282.8	869.6	947.5
MP	259.9	228.2	789.5	708.2
Corporate and Other / Eliminations	(7.3)	61.0	18.6	213.9
Total	$1,111.2	$1,056.4	$3,299.8	$3,468.4
Income (loss) from Operations
AWP	$57.5	$48.6	$140.0	$159.2
Cranes	(1.3)	(12.1)	(19.6)	(41.5)
MP	28.4	19.5	89.3	63.9
Corporate and Other / Eliminations	(20.4)	(16.4)	(75.9)	(57.3)
Total	$64.2	$39.6	$133.8	$124.3

	September 30, 2017	December 31, 2016
Identifiable Assets
AWP (1)	$1,348.6	$1,659.8
Cranes	1,707.1	1,618.0
MP	1,233.4	1,104.9
Corporate and Other / Eliminations (2)	(692.1)	(1,280.1)
Assets held for sale	5.7	1,904.2
Total	$3,602.7	$5,006.8

(1) Reduction due primarily to the settlement of an intercompany balance with Corporate and Other.
(2) Increase due to settlement of intercompany balance with AWP segment, increased cash on hand as a result of the sale of MHPS, and debt refinancing.

NOTE D – INCOME TAXES

During the three months ended September 30, 2017, the Company recognized an income tax expense of $0.1 million on income of $56.7 million, an effective tax rate of 0.2%, as compared to an income tax benefit of $19.3 million on income of $13.9 million, an effective tax rate of (138.8)%, for the three months ended September 30, 2016.  The higher effective tax rate for the three months ended September 30, 2017 is primarily due to lower tax benefits from the establishment of net operating loss carryforwards and geographic mix of earnings when compared to the three months ended September 30, 2016.

During the nine months ended September 30, 2017, the Company recognized an income tax benefit of $5.1 million on income of $86.6 million, an effective tax rate of (5.9)%, as compared to an income tax benefit of $82.5 million on income of $38.3 million, an effective tax rate of (215.4)%, for the nine months ended September 30, 2016. The higher effective tax rate for the nine months ended September 30, 2017 is primarily due to lower tax benefits from the establishment of net operating loss carryforwards, valuation allowance releases and agreement with a non-U.S. authority with respect to certain tax matters extending back a period of years, partially offset by low-taxed capital gains from the disposition of Konecranes shares, tax benefits from interest deductions, and geographic mix of earnings when compared to the nine months ended September 30, 2016.

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

Income (loss) from discontinued operations

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2016
Net sales	$348.8	$983.5
Cost of sales	(261.2)	(774.1)
Selling, general and administrative expenses	(63.7)	(222.2)
Reversal of impairment of MHPS disposal group	55.6	—
Net interest (expense)	(1.4)	(2.0)
Other income (expense)	(2.3)	(0.1)
Income (loss) from discontinued operations before income taxes	75.8	(14.9)
(Provision for) benefit from income taxes	(11.7)	(18.5)
Income (loss) from discontinued operations – net of tax	64.1	(33.4)
Net loss (income) attributable to noncontrolling interest	(0.6)	0.1
Income (loss) from discontinued operations – net of tax attributable to Terex Corporation	$63.5	$(33.3)

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

In August 2017, the Company entered into an agreement to sell its cranes manufacturing facility in Jinan, China. The sale was completed during the third quarter of 2017 and the Company recorded a gain on sale of $5.7 million in its Corporate and Other category as a component of Selling, general and administrative expenses (“SG&A”) in the Condensed Consolidated Statement of Comprehensive Income (Loss).

Construction

In December 2016, the Company entered into an agreement to sell its Coventry, UK-based compact construction business.  During the nine months ended September 30, 2017, the Company completed the sale of Coventry, UK-based compact construction business and remaining UK-based compact construction product lines and recognized a loss of $1.2 million within SG&A in the Condensed Consolidated Statement of Comprehensive Income (Loss) related to the sale.

During the nine months ended September 30, 2017, the Company recognized a gain of $5.8 million within SG&A resulting from a post-closing adjustment related to the 2016 sale of its midi/mini excavators, wheeled excavators, and compact wheel loader business in Germany.

In March 2017, the Company signed a sale agreement with a buyer to sell its Indian compact construction business. The Company completed the sale during the nine months ended September 30, 2017 and a loss of $1.6 million was recognized within SG&A related to the sale.

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

The following table provides the amounts of assets and liabilities held for sale in the Condensed Consolidated Balance Sheet (in millions):

	September 30, 2017	December 31, 2016
	Cranes	MHPS	Cranes	Construction	Total
Assets
Cash and cash equivalents	$3.0	$71.0	$1.2	$1.2	$73.4
Trade receivables – net	2.8	243.5	3.1	24.4	271.0
Inventories	2.1	309.4	1.7	23.9	335.0
Prepaid and other current assets	0.4	49.9	0.5	3.1	53.5
Impairment reserve	(2.6)	—	—	—	—
Current assets held for sale	$5.7	$673.8	$6.5	$52.6	$732.9

Property, plant and equipment – net	$0.6	$294.2	$0.8	$3.2	$298.2
Goodwill	—	573.7	—	—	573.7
Intangible assets	3.0	212.6	2.9	—	215.5
Impairment reserve	(3.6)	—	(1.7)	(3.5)	(5.2)
Other assets	—	86.4	1.1	1.6	89.1
Non-current assets held for sale	$—	$1,166.9	$3.1	$1.3	$1,171.3

Liabilities
Notes payable and current portion of long-term debt	$—	$13.1	$—	$1.3	$14.4
Trade accounts payable	0.6	132.6	0.7	23.8	157.1
Accruals and other current liabilities	1.6	267.0	6.2	9.1	282.3
Current liabilities held for sale	$2.2	$412.7	$6.9	$34.2	$453.8

Long-term debt, less current portion	$—	$2.4	$—	$—	$2.4
Retirement plans and other non-current liabilities	0.8	235.3	0.7	0.9	236.9
Other non-current liabilities	—	71.7	0.4	0.7	72.8
Non-current liabilities held for sale	$0.8	$309.4	$1.1	$1.6	$312.1

The following table provides amounts of cash and cash equivalents presented in the Condensed Consolidated Statement of Cash Flows (in millions):

	September 30, 2017	December 31, 2016
Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$592.7	$428.5
Cash and cash equivalents - held for sale	3.0	73.4
Total cash and cash equivalents:	$595.7	$501.9

Cash and cash equivalents held for sale at September 30, 2017 includes no amounts which were not immediately available for use. Cash and cash equivalents held for sale at December 31, 2016 includes $14.0 million which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

The following table provides supplemental cash flow information related to discontinued operations (in millions):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2016
Non-cash operating items:
Depreciation and amortization	$—	$22.4
Reversal of impairment of MHPS disposal group	$(55.6)	$—
Deferred taxes	$4.5	$8.8
Investing activities:
Capital expenditures	$2.6	$11.1

Gain (loss) on disposition of discontinued operations - net of tax

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017			2016	2017			2016
	MHPS	Atlas	Total	Total	MHPS	Atlas	Total	Total

Gain (loss) on disposition of discontinued operations	$2.8	$—	$2.8	$—	$82.3	$3.5	$85.8	$4.6
(Provision for) benefit from income taxes	(0.2)	—	(0.2)	—	(21.6)	(0.5)	(22.1)	(1.1)
Gain (loss) on disposition of discontinued operations – net of tax	$2.6	$—	$2.6	$—	$60.7	$3.0	$63.7	$3.5

During the three and nine months ended September 30, 2017, the Company recognized a gain on disposition of discontinued operations - net of tax of $2.6 million and $63.7 million, respectively, $2.6 million and $60.7 million of which is due to the sale of the MHPS business. During the nine months ended September 30, 2017, the Company recorded contractual earnout payments of $3.0 million related to the sale of its Atlas heavy construction equipment and knuckle-boom cranes businesses (“Atlas”). During the nine months ended September 30, 2016 the Company recognized a gain on disposition of discontinued operations - net of tax of $3.5 million due primarily to a gain of $3.0 million related to the sale of Atlas based on contractual earnout payments and a $0.5 million gain related to sale of its truck business.

NOTE F – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income (loss) from continuing operations attributable to Terex Corporation Common Stockholders	$56.6	$33.3	$91.7	$120.9
Income (loss) from discontinued operations–net of tax	—	63.5	—	(33.3)
Gain (loss) on disposition of discontinued operations–net of tax	2.6	—	63.7	3.5
Net income (loss) attributable to Terex Corporation	$59.2	$96.8	$155.4	$91.1
Basic shares:
Weighted average shares outstanding	88.0	107.6	96.2	108.5
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$0.64	$0.31	$0.96	$1.12
Income (loss) from discontinued operations–net of tax	—	0.59	—	(0.31)
Gain (loss) on disposition of discontinued operations–net of tax	0.03	—	0.66	0.03
Net income (loss) attributable to Terex Corporation	$0.67	$0.90	$1.62	$0.84
Diluted shares:
Weighted average shares outstanding - basic	88.0	107.6	96.2	108.5
Effect of dilutive securities:
Stock options and restricted stock awards	2.0	1.0	1.9	0.8
Diluted weighted average shares outstanding	90.0	108.6	98.1	109.3
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$0.63	$0.31	$0.93	$1.10
Income (loss) from discontinued operations–net of tax	—	0.58	—	(0.30)
Gain (loss) on disposition of discontinued operations–net of tax	0.03	—	0.65	0.03
Net income (loss) attributable to Terex Corporation	$0.66	$0.89	$1.58	$0.83

Weighted average options to purchase approximately 2,600 and 6,100 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during the three and nine months ended September 30, 2017, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average options to purchase approximately 23,100 and 87,900 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during the three and nine months ended September 30, 2016, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive. There were no weighted average restricted stock awards outstanding during the three months ended September 30, 2017 included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. Weighted average restricted stock awards of approximately 4,300 were outstanding during the nine months ended September 30, 2017, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. Weighted average restricted stock awards of approximately 501,000 and 711,400 were outstanding during the three and nine months ended September 30, 2016, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future services that the Company has not yet recognized are assumed to be used to repurchase shares.

NOTE G – FINANCE RECEIVABLES

The Company, primarily through TFS, leases equipment and provides financing to customers for the purchase and use of Terex equipment. In the normal course of business, TFS assesses credit risk, establishes structure and pricing of financing transactions, documents the finance receivable, and records and funds the transactions. The Company bills and collects cash from the customer.

The Company primarily conducts on-book business in the U.S., with limited business in China, the United Kingdom, Germany and Italy. The Company does business with various types of customers consisting of rental houses, end user customers and Terex equipment dealers.

The Company’s net finance receivable balances include both sales-type leases and commercial loans. Finance receivables that management intends to hold until maturity are stated at their outstanding unpaid principal balances, net of an allowance for loan losses as well as any deferred fees and costs. Finance receivables originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, in the aggregate. During the three and nine months ended September 30, 2017, the Company transferred finance receivables of $60.5 million and $149.5 million, respectively, to third party financial institutions, which qualified for sales treatment under ASC 860. During the three and nine months ended September 30, 2016, the Company transferred finance receivables of $81.1 million and $191.3 million, respectively, to third party financial institutions, which qualified for sales treatment under ASC 860. At September 30, 2017, the Company had $41.7 million of held for sale finance receivables recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheet.

Revenue attributable to finance receivables management intends to hold until maturity is recognized on the accrual basis using the effective interest method. The Company bills customers and accrues interest income monthly on the unpaid principal balance. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has significant doubts about further collectability of contractual payments, even though the loan may be currently performing. A receivable may remain on accrual status if it is in the process of collection and is either guaranteed or secured. Interest received on non-accrual finance receivables is typically applied against principal. Finance receivables are generally restored to accrual status when the obligation is brought current and the borrower has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The Company has a history of enforcing the terms of these separate financing agreements.

Finance receivables, net consisted of the following (in millions):

	September 30, 2017	December 31, 2016
Commercial loans	$230.0	$226.4
Sales-type leases	16.7	16.4
Total finance receivables, gross	246.7	242.8
Allowance for credit losses	(7.1)	(6.3)
Total finance receivables, net	$239.6	$236.5

At September 30, 2017, approximately $108 million of finance receivables are recorded in Prepaid and other current assets and approximately $132 million are recorded in Other assets in the Condensed Consolidated Balance Sheet. At December 31, 2016, approximately $74 million of finance receivables were recorded in Prepaid and other current assets and approximately $162 million were recorded in Other assets in the Condensed Consolidated Balance Sheet

Credit losses are charged against the allowance for credit losses when management ceases active collection efforts. Subsequent recoveries, if any, are credited to earnings. The allowance for credit losses is maintained at a level set by management which represents evaluation of known and inherent risks in the portfolio at the consolidated balance sheet date. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, market-based loss experience, specific customer situations, estimated value of any underlying collateral, current economic conditions, and other relevant factors. This evaluation is inherently subjective, since it requires estimates that may be susceptible to significant change. Although specific and general loss allowances are established in accordance with management’s best estimate, actual losses are dependent upon future events and, as such, further additions to or decreases from the level of loss allowances may be necessary.

The following table presents an analysis of the allowance for credit losses:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$5.9	$0.4	$6.3	$6.9	$0.5	$7.4
Provision for credit losses	0.9	0.1	1.0	(0.5)	0.6	0.1
Charge offs	(0.2)	—	(0.2)	—	—	—
Recoveries	—	—	—	—	—	—
Balance, end of period	$6.6	$0.5	$7.1	$6.4	$1.1	$7.5

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$5.9	0.4	$6.3	$6.5	$0.8	$7.3
Provision for credit losses	1.0	0.1	1.1	(0.1)	0.3	0.2
Charge offs	(0.3)	—	(0.3)	—	—	—
Recoveries	—	—	—	—	—	—
Balance, end of period	$6.6	$0.5	$7.1	$6.4	$1.1	$7.5

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

The following table presents individually impaired finance receivables (in millions):

	September 30, 2017			December 31, 2016
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Recorded investment	$6.1	$—	$6.1	$1.6	$—	$1.6
Related allowance	2.4	—	2.4	1.6	—	1.6
Average recorded investment	3.0	—	3.0	1.7	0.9	2.6

The average recorded investment for impaired finance receivables was $1.2 million for sales-type leases and $1.7 million for commercial loans at September 30, 2016, which were fully reserved.

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in millions):

	September 30, 2017			December 31, 2016
Allowance for credit losses, ending balance:	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Individually evaluated for impairment	$2.4	$—	$2.4	$1.6	$—	$1.6
Collectively evaluated for impairment	4.2	0.5	4.7	4.3	0.4	4.7
Total allowance for credit losses	$6.6	$0.5	$7.1	$5.9	$0.4	$6.3

Finance receivables, ending balance:
Individually evaluated for impairment	$6.1	$—	$6.1	$1.6	$—	$1.6
Collectively evaluated for impairment	223.9	16.7	240.6	224.8	16.4	241.2
Total finance receivables	$230.0	$16.7	$246.7	$226.4	$16.4	$242.8

Accounts are considered delinquent when the billed periodic payments of the finance receivables exceed 30 days past the due date.

The following tables present analysis of aging of recorded investment in finance receivables (in millions):

	September 30, 2017
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$225.5	$3.2	$0.1	$1.2	$4.5	$230.0
Sales-type leases	16.7	—	—	—	—	16.7
Total finance receivables	$242.2	$3.2	$0.1	$1.2	$4.5	$246.7

	December 31, 2016
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$224.2	$0.6	$0.2	$1.4	$2.2	$226.4
Sales-type leases	15.8	—	0.6	—	0.6	16.4
Total finance receivables	$240.0	$0.6	$0.8	$1.4	$2.8	$242.8

At September 30, 2017 and December 31, 2016, $1.2 million and $1.4 million, respectively, of commercial loans were 90 days or more past due. Commercial loans in the amount of $12.7 million and $7.4 million were on non-accrual status as of September 30, 2017 and December 31, 2016, respectively.

At September 30, 2017 and December 31, 2016 there were no sales-type lease receivables that were 90 days or more past due. Sales-type leases in the amount of $0.5 million were on non-accrual status as of September 30, 2017. At December 31, 2016 there were no sales-type leases on non-accrual status.

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

Finance receivables by risk rating (in millions):

Rating	September 30, 2017	December 31, 2016
Superior	$6.7	$9.6
Above Average	51.4	64.7
Average	107.6	111.3
Below Average	69.7	53.0
Sub Standard	11.3	4.2
Total	$246.7	$242.8

NOTE H – INVENTORIES

Inventories consist of the following (in millions):

	September 30, 2017	December 31, 2016
Finished equipment	$337.9	$334.7
Replacement parts	158.7	144.9
Work-in-process	184.2	175.4
Raw materials and supplies	223.6	198.8
Inventories	$904.4	$853.8

Reserves for lower of cost or net realizable value and excess and obsolete inventory were $90.3 million at September 30, 2017. Reserves for lower of cost or market value, excess and obsolete inventory were $83.3 million at December 31, 2016.

NOTE I – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	September 30, 2017	December 31, 2016
Property	$42.5	$36.4
Plant	142.2	144.3
Equipment	480.1	456.1
Property, plant and equipment – gross	664.8	636.8
Less: Accumulated depreciation	(364.0)	(332.2)
Property, plant and equipment – net	$300.8	$304.6

NOTE J – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	Cranes	MP	Total
Balance at December 31, 2016, gross	$137.7	$179.3	$183.8	$500.8
Accumulated impairment	(38.6)	(179.3)	(23.2)	(241.1)
Balance at December 31, 2016, net	99.1	—	160.6	259.7
Foreign exchange effect and other	2.2	—	10.3	12.5
Balance at September 30, 2017, gross	139.9	179.3	194.1	513.3
Accumulated impairment	(38.6)	(179.3)	(23.2)	(241.1)
Balance at September 30, 2017, net	$101.3	$—	$170.9	$272.2

Intangible assets, net were comprised of the following as of September 30, 2017 and December 31, 2016 (in millions):

		September 30, 2017			December 31, 2016
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$18.6	$(17.5)	$1.1	$17.0	$(15.7)	$1.3
Customer Relationships	20	33.0	(26.0)	7.0	33.1	(25.2)	7.9
Land Use Rights	82	4.7	(0.6)	4.1	7.9	(0.9)	7.0
Other	8	26.5	(24.5)	2.0	25.8	(23.6)	2.2
Total definite-lived intangible assets		$82.8	$(68.6)	$14.2	$83.8	$(65.4)	$18.4

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Aggregate Amortization Expense	$0.5	$0.7	$1.5	$2.1

Estimated aggregate intangible asset amortization expense (in millions) for each of the next five years below is:

2017	$2.0
2018	$1.8
2019	$1.7
2020	$1.7
2021	$1.6

NOTE K – DERIVATIVE FINANCIAL INSTRUMENTS

The Company operates internationally, with manufacturing and sales facilities in various locations around the world. In the normal course of business, the Company primarily uses cash flow derivatives to manage foreign currency and interest rate exposures on third party and intercompany forecasted transactions.  For a derivative to qualify for hedge accounting treatment at inception and throughout the hedge period, the Company formally documents the nature and relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions, and the method of assessing hedge effectiveness.  Additionally, for hedges of forecasted transactions, significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur.  If it is deemed probable the forecasted transaction will not occur, then the gain or loss would be recognized in current earnings.  Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.  The Company does not engage in trading or other speculative use of financial instruments. The Company records all derivative contracts at fair value on a recurring basis. All of the Company’s derivative financial instruments are categorized under Level 2 of the ASC 820 hierarchy, see Note A - “Basis of Presentation,” for an explanation of the ASC 820 hierarchy.

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage the variability of future cash flows associated with recognized assets or liabilities or forecasted transactions due to changing currency exchange rates.  Primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar.   These foreign exchange contracts are designated as cash flow hedging instruments. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Most of the foreign exchange contracts outstanding as of September 30, 2017 mature on or before September 30, 2018.  At September 30, 2017 and December 31, 2016, the Company had $258.5 million and $245.5 million notional amount, respectively, of foreign exchange contracts outstanding that were initially designated as cash flow hedge contracts. The effective portion of unrealized gains and losses associated with foreign exchange contracts are deferred as a component of Accumulated other comprehensive income (loss) (“AOCI”) until the underlying hedged transactions settle and are reclassified to Cost of goods sold in the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss).

Certain foreign exchange contracts entered into by the Company have not been designated as hedging instruments to mitigate its exposure to changes in foreign currency exchange rates on third party forecasted transactions and recognized assets and liabilities. The Company had $74.1 million and $339.7 million notional amount of foreign exchange contracts outstanding that were not designated as hedging instruments at September 30, 2017 and December 31, 2016, respectively.  The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments were offset by changes in the underlying hedged items, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments were recognized as gains or losses in Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

Other

Other derivatives include cross currency swaps, interest rate swaps and a debt conversion feature. Changes in the fair value of our cross currency and interest rate swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the underlying hedged item is re-measured. Gains or losses on interest rate swaps are reclassified to Cost of goods sold in the Condensed Consolidated Statement of Comprehensive Income (Loss) when underlying hedged transactions settle. Changes in fair value of the debt conversion feature are recorded in Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

		September 30, 2017		December 31, 2016
Asset Derivatives	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$5.8	$0.1	$4.2	$2.6
Debt conversion feature	Other assets	$—	$1.4	$—	$1.1
Total asset derivatives		$5.8	$1.5	$4.2	$3.7
Liability Derivatives
Foreign exchange contracts	Other current liabilities	$(2.2)	$(0.1)	$(6.8)	$(1.2)
Cross currency swap	Other current liabilities	(0.2)	—	—	—
Cross currency swap	Other non-current liabilities	(2.4)	—	—	—
Total liability derivatives		(4.8)	(0.1)	(6.8)	(1.2)
Total Derivatives		$1.0	$1.4	$(2.6)	$2.5

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (Loss) and AOCI (in millions):

Gain (Loss) Recognized on Derivatives in AOCI, net of tax:	Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Derivatives	2017	2016	2017	2016
Foreign exchange contracts	$(0.9)	$(0.2)	$4.6	$(4.8)
Cross currency swap	(0.2)	—	(0.2)	—
Interest rate swap	—	—	—	(0.2)
Total	$(1.1)	$(0.2)	$4.4	$(5.0)
Gain (Loss) Reclassified from AOCI into Income (Effective):	Three Months Ended September 30,		Nine Months Ended September 30,
Account	2017	2016	2017	2016
Cost of goods sold	$2.5	$(1.5)	$1.0	$(0.4)
Other income (expense) – net	(1.6)	—	(2.3)	—
Total	$0.9	$(1.5)	$(1.3)	$(0.4)
Gain (Loss) Recognized on Derivatives (Ineffective) in Income :	Three Months Ended September 30,		Nine Months Ended September 30,
Account	2017	2016	2017	2016
Cost of goods sold	$0.8	$0.1	$1.6	$1.0
Other income (expense) – net	0.3	(0.2)	0.2	(0.2)
Total	$1.1	$(0.1)	$1.8	$0.8

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives outstanding at the end of the period in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

Gain (Loss) Recognized in Income on Derivatives not designated as hedges:	Three Months Ended September 30,		Nine Months Ended September 30,
Account	2017	2016	2017	2016
Other income (expense) – net	$1.2	$7.0	$(1.1)	$(2.8)

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

See Note P - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within the unrealized net gains (losses) included in AOCI as of September 30, 2017, it is estimated that $2.0 million of gains are expected to be reclassified into earnings in the next twelve months.

NOTE L – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions. From time to time, the Company may initiate certain restructuring programs to better utilize its workforce and optimize facility utilization to match demand for its products.

Restructuring

During 2016, the Company established restructuring programs in its Cranes segment to transfer production between existing facilities and close certain facilities in order to maximize labor efficiencies and reduce overhead costs, and incurred $77.9 million of expense in 2016 and 2017. The programs are expected to cost $81.1 million, result in the reduction of approximately 1,000 team members and be completed in 2018.

The following table provides information for all restructuring activities by segment regarding the amount of expense incurred during the nine months ended September 30, 2017, the cumulative amount of expenses incurred since inception of the programs through September 30, 2017, and the total amount expected to be incurred (in millions):

	Amount incurred during the nine months ended September 30, 2017	Cumulative amount incurred through September 30, 2017	Total amount expected to be incurred
AWP	$0.1	$0.4	$0.4
Cranes	0.9	77.9	81.1
MP	0.1	0.1	0.2
Corp & Other	(0.3)	2.6	2.7
Total	$0.8	$81.0	$84.4

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the nine months ended September 30, 2017, the cumulative amount of expenses incurred since inception of the programs and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred during the nine months ended September 30, 2017	$(0.4)	$1.6	$(0.4)	$0.8
Cumulative amount incurred through September 30, 2017	$60.4	$3.3	$17.3	$81.0
Total amount expected to be incurred	$62.4	$6.3	$15.7	$84.4

During the nine months ended September 30, 2017, restructuring charges/(reductions) of ($1.2) million and $2.5 million, were included in Cost of Goods Sold (“COGS”) and SG&A, respectively. During the nine months ended September 30, 2016, there were $16.6 million and $6.7 million of restructuring amounts included in COGS and SG&A, respectively.

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the nine months ended September 30, 2017 (in millions):

Employee Termination Costs
Restructuring reserve at December 31, 2016	$56.8
Restructuring reserve increase (decrease)	(0.9)
Cash expenditures	(14.2)
Foreign exchange	6.0
Restructuring reserve at September 30, 2017	$47.7

Other Charges

During the nine months ended September 30, 2017, the Company recorded a $17.8 million reduction to COGS, primarily due to the decrease in severance accruals for our Cranes segment established in the fourth quarter of the prior year as production volumes are expected to exceed earlier forecasts requiring us to maintain a higher headcount. During the nine months ended September 30, 2017, $4.7 million was recorded as a component of SG&A for severance charges across all segments and corporate functions. During the nine months ended September 30, 2016, the Company recorded $3.8 million and $10.5 million as components of COGS and SG&A, respectively, for severance charges across all segments and corporate functions.

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

On August 17, 2017, the Company entered into an Incremental Assumption Agreement and Amendment No. 1 to the 2017 Credit Agreement which lowered the interest rate on the Company’s senior secured term loan by 0.25%.

During the three months ended September 30, 2017, the Company recorded a loss on early extinguishment of debt related to the amendment of its 2017 Credit Agreement of approximately $0.7 million.

As of September 30, 2017, the Company had $396.0 million, net of discount, in a U.S. dollar denominated term loan outstanding under the 2017 Credit Agreement. The weighted average interest rate on the term loan at September 30, 2017 was 3.58%. The Company had no revolving credit amounts outstanding as of September 30, 2017.

The 2017 Credit Agreement incorporates facilities for issuance of letters of credit up to $400 million.  Letters of credit issued under the 2017 Credit Agreement letter of credit facility decrease availability under the $450 million revolving line of credit.  As of September 30, 2017, the Company had no letters of credit issued under the 2017 Credit Agreement.  The 2017 Credit Agreement also permits the Company to have additional letter of credit facilities up to $300 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving lines of credit. The Company had letters of credit issued under the additional letter of credit facilities of the 2017 Credit Agreement that totaled $34.2 million as of September 30, 2017.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2017 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $22.8 million as of September 30, 2017.

In total, as of September 30, 2017, the Company had letters of credit outstanding of $57.0 million. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

During the nine months ended September 30, 2017, the Company recorded a loss on early extinguishment of debt related to its 2014 Credit Agreement of approximately $8.2 million.

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

During the nine months ended September 30, 2017, the Company recorded a loss on early extinguishment of debt related to its 6% Notes and its 6-1/2% Notes of $43.7 million.

Fair Value of Debt

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of September 30, 2017, as follows (in millions, except for quotes):

	Book Value	Quote	FV
5-5/8% Notes	$600.0	$1.04500	$627
2017 Credit Agreement Term Loan (net of discount)	$396.0	$1.00406	$398

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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2017			2016			2017			2016
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$0.2	$0.7	$—	$0.3	$0.7	$—	$0.5	$2.1	$—	$0.9	$2.1	$—
Interest cost	1.7	1.2	—	1.8	1.7	0.1	4.9	3.7	0.1	5.3	5.0	0.2
Expected return on plan assets	(2.0)	(1.3)	—	(2.1)	(1.5)	—	(5.9)	(3.7)	—	(6.2)	(4.7)	—
Amortization of actuarial loss	1.1	1.0	—	1.0	0.6	—	3.4	2.6	—	3.1	1.9	—
Net periodic cost	$1.0	$1.6	$—	$1.0	$1.5	$0.1	$2.9	$4.7	$0.1	$3.1	$4.3	$0.2

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

See Note S - “Litigation and Contingencies,” in the Notes to the Consolidated Financial Statements for the year ended December 31, 2016 included in the Company’s Current Report on Form 8-K dated August 25, 2017 for a detailed description of the Company’s securities class action and stockholder derivative lawsuits as well as proceedings involving certain former shareholders of Demag Cranes AG.

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

As of September 30, 2017 and December 31, 2016, the Company’s maximum exposure to such credit guarantees was $48.6 million and $42.3 million, respectively (credit guarantees as of December 31, 2016 include $2.0 million of guarantees related to discontinued operations). Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. Maximum exposure for residual value guarantees issued by the Company totaled $8.0 million and $7.1 million as of September 30, 2017 and December 31, 2016, respectively. The Company is generally able to mitigate some risk associated with these guarantees because the maturity of guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer.  Such guarantees are referred to as buyback guarantees.  These conditions generally pertain to functionality and state of repair of the machine.  As of September 30, 2017, the Company has no exposure pursuant to buyback guarantees. At December 31, 2016, the Company’s maximum exposure pursuant to buyback guarantees was $3.5 million, ($3.2 million related to discontinued operations). The Company is generally able to mitigate some risk of these guarantees because maturity of guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time and through leveraging its access to used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $4 million as of September 30, 2017 and December 31, 2016, respectively, for estimated fair value of all guarantees provided.

There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

NOTE P – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three and nine months ended September 30, 2017 and 2016. All amounts are net of tax (in millions).

	Three Months Ended September 30, 2017					Three Months Ended September 30, 2016
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(190.3)	$3.1	$1.3	$(107.7)	$(293.6)	$(503.2)	$(2.5)	$(4.0)	$(146.6)	$(656.3)
Other comprehensive income (loss) before reclassifications	32.4	(0.1)	2.4	(2.0)	32.7	2.1	(1.1)	(1.2)	—	(0.2)
Amounts reclassified from AOCI	(1.2)	(1.0)	—	1.5	(0.7)	0.1	0.9	—	1.7	2.7
Net Other Comprehensive Income (Loss)	31.2	(1.1)	2.4	(0.5)	32.0	2.2	(0.2)	(1.2)	1.7	2.5
Ending balance	$(159.1)	$2.0	$3.7	$(108.2)	$(261.6)	$(501.0)	$(2.7)	$(5.2)	$(144.9)	$(653.8)

	Nine Months Ended September 30, 2017					Nine Months Ended September 30, 2016
	CTA (1)	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj. (2)	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(615.3)	$(2.4)	$0.6	$(162.3)	$(779.4)	$(492.7)	$2.3	$(6.3)	$(152.9)	$(649.6)
Other comprehensive income (loss) before reclassifications	100.4	3.7	3.0	(5.5)	101.6	(8.4)	(4.7)	1.1	3.0	(9.0)
Amounts reclassified from AOCI	355.8	0.7	0.1	59.6	416.2	0.1	(0.3)	—	5.0	4.8
Net Other Comprehensive Income (Loss)	456.2	4.4	3.1	54.1	517.8	(8.3)	(5.0)	1.1	8.0	(4.2)
Ending balance	$(159.1)	$2.0	$3.7	$(108.2)	$(261.6)	$(501.0)	$(2.7)	$(5.2)	$(144.9)	$(653.8)

(1) Reclassification of $352.1 million of losses (net of $1.5 million of tax benefits) from AOCI to Gain (loss) on disposition of discontinued operations - net of tax in connection with the sale of the MHPS business during the nine months ended September 30, 2017.
(2) Reclassification of AOCI during the nine months ended September 30, 2017 primarily relates to $55.4 million of losses (net of $23.9 million of tax benefits) reclassified from AOCI to Gain (loss) on disposition of discontinued operations - net of tax in connection with the sale of the MHPS business.

Noncontrolling Interest
During the nine months ended September 30, 2017, Noncontrolling interest decreased by $35.9 million primarily due to the divestiture of our MHPS segment in January of 2017.

Stock-Based Compensation

During the nine months ended September 30, 2017, the Company awarded 1.4 million shares of restricted stock to its employees with a weighted average grant date fair value of $32.34 per share.  Approximately 63% of these restricted stock awards vest ratably over a three year period and approximately 37% cliff vest at the end of a three year period. Approximately 13% of the shares granted are based on performance targets containing a market condition determined over a three year period. The Company used the Monte Carlo method to determine grant date fair value of $36.48 per share for the awards with a market condition granted on March 2, 2017.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

Grant date
March 2, 2017
Dividend yields	1.01%
Expected volatility	42.78%
Risk free interest rate	1.55%
Expected life (in years)	3

Share Repurchases and Dividends

In February 2015, the Company announced authorization by its Board of Directors for the repurchase of up to $200 million of the Company’s outstanding shares of common stock of which approximately $131 million of this authorization was utilized prior to January 1, 2017. In February 2017, the Company announced authorization by its Board of Directors for the repurchase of up to an additional $350 million of the Company’s outstanding shares of common stock. In May 2017, the Company announced the completion of the February 2015 and February 2017 authorizations and subsequently that the Company’s Board of Directors had authorized the repurchase of up to an additional $280 million of the Company’s outstanding shares of common stock. In September 2017, the Company announced the completion of the May 2017 authorization and subsequently that the Company’s Board of Directors had authorized a new share repurchase program of up to $225 million of the Company’s outstanding shares of common stock. During the nine months ended September 30, 2017, the Company repurchased approximately 22.3 million shares for approximately $770.2 million under these programs. A portion of the share repurchases was executed prior to September 30, 2017 but cash settled in October. In each of the first three quarters of 2017, the Company’s Board of Directors declared a dividend of $0.08 per share, which was paid to its shareholders. On October 11, 2017 the Company’s Board of Directors declared a quarterly dividend of $0.08 per share, to be paid on December 19, 2017 to all stockholders of record as of the close of business on November 9, 2017.

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

Working capital is calculated using the Condensed Consolidated Balance Sheet amounts for Trade receivables (net of allowance) plus Inventories (net of allowance), less Trade accounts payable and Customer advances. We view excessive working capital as an inefficient use of resources, and seek to minimize the level of investment without adversely impacting the ongoing operations of the business. Trailing three months annualized net sales is calculated using the net sales for the most recent quarter end multiplied by four. The ratio calculated by dividing working capital by trailing three months annualized net sales is a non-GAAP measure that we believe measures our resource use efficiency.

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

Overview

Focus, Simplify and Execute to Win are the three pillars of our business strategy and we made meaningful progress on our strategic priorities in the quarter. Having completed the first element of our strategy, focusing the portfolio on our core three segments, our strategy deployment efforts are concentrated on simplifying the Company and implementing our “Execute to Win” business system.

We simplified our manufacturing footprint as we completed the sales of our Cranes facilities in Jinan, China and Bierbach, Germany. See Note L - “Restructuring and Other Charges” in our Condensed Consolidated Financial Statements for more information on restructuring actions in our Cranes segment. Leveraging our existing capacity is necessary for the current market environment and will help us become more globally cost competitive.

Our “Execute to Win” business system has three priority areas: Lifecycle Solutions, Commercial Excellence and Strategic Sourcing. Under Lifecycle Solutions, our global parts initiatives are progressing as we have teams focused on specific operational improvements to improve service levels to our customers. Our Commercial Excellence initiative continues to make progress as we enhanced performance management tools, improved process discipline in sales pipeline and account management and strengthened our commercial leadership. Our Strategic Sourcing teams are starting to assess supplier proposals and over the next several months will be completing supplier evaluations, engaging in negotiations and ultimately making award decisions.

Our third quarter financial results demonstrate the accelerating momentum across the Company as all three segments increased net sales, improved operating margin and grew backlog. Our Cranes segment continued its year over year improvement in the third quarter, realizing benefits from its restructuring program. Our MP segment had another strong quarter, growing sales and operating margin for the fourth consecutive quarter. AWP sales increased year-over-year and importantly, its margins improved as well. We see positive momentum in our backlog (firm orders expected to be filled within one year) and net bookings (firm orders received in the quarter) for our segments, which were up 44% and 18% year over year, respectively. This is the third consecutive quarter of backlog growth in each of our business segments.

Our AWP segment’s third quarter results included stronger than expected net sales and improved operating margins, although increased commodity prices, mostly for steel, continued to be a headwind. The underlying residential and non-residential construction demand is relatively strong, helping to mitigate the effect of the replacement cycle. The positive momentum in the North American market for AWP products continued in the third quarter as rental customers are seeing utilization and rental rates continue to rise. The European market is also growing and we saw an up-tick from a low base in Latin America. Looking ahead, we are encouraged by AWP’s backlog which is up 41% on a year over year basis.

Net sales in our Cranes segment increased year over year and the segment’s profitability also improved in the third quarter of 2017. We saw growth in the markets for our tower cranes and utilities products. The global crane market remains challenging, but we are seeing signs of stabilization in the market. In Europe, large crawler cranes demand remains lower in the wind energy sector due to changes in the German energy market. In North America, sales were impacted by production constraints at our Oklahoma City facility though shipments did steadily improve during the quarter. Investment in the Australian market is beginning to return after the steep decline that started in 2014. The aggressive restructuring actions, focused on reducing footprint and cost structure, are starting to be reflected in our results. We are optimistic about Cranes backlog which grew 57% year-over year.

Our MP segment had another strong quarter with its operating profit improving on increased net sales. Growth was driven by our crushing and screening, scrap material handling and environmental product lines. Crushing and screening remained stable in North America, with growth across Europe, Asia and Australia. Our Fuchs material handling business continues to grow in a fairly stable market environment, benefiting from improvements to our commercial capabilities. Backlog for the segment was up 28% compared to the prior year period, primarily due to strength in the mobile crushing and screening, material handling and environmental businesses.

Geographically, our largest market remains North America, which represents approximately 55% of our global sales in continuing operations. Our sales grew in North America, Europe, Middle East and Latin America on a year over year basis. However, our Asian/Pacific sales were down slightly.

We have been executing our disciplined capital allocation strategy. In September 2017, we sold the remaining 5.2 million Konecranes shares for proceeds of approximately $221 million, bringing our year to date total proceeds from the sale of Konecranes shares to approximately $770 million. We repurchased approximately 22.3 million Terex shares in the first nine months of 2017 for approximately $770 million under Board approved share repurchase programs. We have approximately $154 million remaining on the share repurchase program that was authorized by our Board of Directors in September 2017. See Part II Other Information, Item 2 “Unregistered Sale of Equity Securities and Use of Proceeds” for further information on our share repurchases, including the amount that may still be purchased under our Board authorized share repurchase programs.

We believe our liquidity continues to be sufficient to meet our business plans. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

Based on our year to date results, our backlog and our market assessments, we are improving our full year net sales outlook from down about 6% to down approximately 3.5%. We are also increasing our full year 2017 earnings per share guidance to between $1.20 and $1.30, excluding restructuring and other items.

ROIC

ROIC continues to be a metric we use to measure our performance. ROIC and Non-GAAP Measures assist in showing how effectively we utilize capital invested in our operations. After-tax ROIC is determined by dividing the sum of NOPAT for each of the previous four quarters by the average of the sum of Total Terex Corporation stockholders’ equity plus Debt (as defined below) less Cash and cash equivalents (as defined below) for the previous five quarters. NOPAT for each quarter is calculated by multiplying the sum of (i) Income (loss) from continuing and discontinued operations, (ii) the impact of the MHPS sale and (iii) transactions related to our Konecranes shares investment, excluding the effects of foreign exchange rate changes, by a figure equal to one minus the annualized effective tax rate of the Company (as described below). We believe that earnings/losses from discontinued operations, gain/loss on the MHPS sale and transactions related to our Konecranes shares investment, excluding the effects of foreign exchange rate changes, as well as the net assets that comprise those operations’ invested capital, should be included in this calculation because it captures the financial returns on our capital allocation decisions for the measured periods.

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

Terex management and Board of Directors use ROIC as one of the primary measures to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Total stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at September 30, 2017 was 1.8%.

Amounts described below are reported in millions of U.S. dollars, except for the effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Sep '17	Jun '17	Mar '17	Dec '16	Mar '16
Annualized effective tax rate (1), (2)	9.3%	9.3%	9.3%	27.4%
Income (loss) from operations as adjusted	$71.2	$80.5	$71.1	$(228.0)
Multiplied by: 1 minus Effective tax rate	90.7%	90.7%	90.7%	72.6%
Adjusted net operating income (loss) after tax	$64.6	$73.0	$64.5	$(165.5)
Debt (as defined above) as adjusted	$984.9	$992.0	$1,242.8	$1,592.6	$1,688.0
Less: Cash and cash equivalents as adjusted	(595.7)	(558.6)	(816.4)	(501.9)	(343.7)
Debt less Cash and cash equivalents as adjusted	389.2	433.4	426.4	1,090.7	1,344.3
Total Terex Corporation stockholders’ equity as adjusted	1,159.2	1,311.1	1,458.9	1,246.2	1,588.1
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$1,548.4	$1,744.5	$1,885.3	$2,336.9	$2,932.4
(1) The 2017 annualized effective tax rate is based on management’s full year 2017 projections.
(2) The 2016 annualized effective tax rate is based on the full year 2016 actual results.

September 30, 2017 ROIC	1.8%
NOPAT as adjusted (last 4 quarters)	$36.6
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$2,089.5

	Three months ended 9/30/17	Three months ended 6/30/17	Three months ended 3/31/17	Three months ended 12/31/16
Reconciliation of income (loss) from operations:
Income (loss) from operations	$64.2	$75.9	$(6.3)	$(272.1)
Income (loss) from discontinued operations	—	—	—	50.8
Pretax gain on sale of MHPS	2.8	—	79.5	—
Konecranes dividend income	—	—	13.5	—
Gain (loss) on sale of Konecranes stock, excluding the effects of foreign exchange rate changes	6.0	7.6	(13.2)	—
(Income) loss from operations for TFS	(1.8)	(3.0)	(2.4)	(6.7)
Income (loss) from operations as adjusted	$71.2	$80.5	$71.1	$(228.0)

	As of 9/30/17	As of 6/30/17	As of 3/31/17	As of 12/31/16	As of 9/30/16
Reconciliation of Cash and cash equivalents:
Cash and cash equivalents from continuing operations	$592.7	$555.5	$813.9	$428.5	$248.8
Cash and cash equivalents in assets held for sale	3.0	3.1	2.5	73.4	94.9
Cash and cash equivalents as adjusted	$595.7	$558.6	$816.4	$501.9	$343.7

Reconciliation of Debt:
Debt from continuing operations	$984.9	$992.0	$1,242.8	$1,575.8	$1,663.5
Debt included in liabilities held for sale	—	—	—	16.8	24.5
Debt as adjusted	$984.9	$992.0	$1,242.8	$1,592.6	$1,688.0

Reconciliation of Terex Corporation stockholders’ equity:
Terex Corporation stockholders’ equity as reported	$1,379.7	$1,539.8	$1,695.3	$1,484.7	$1,877.7
TFS Assets	(220.5)	(228.7)	(236.4)	(238.5)	(289.6)
Terex Corporation stockholders’ equity as adjusted	$1,159.2	$1,311.1	$1,458.9	$1,246.2	$1,588.1

Sale of MHPS Business

See Note B – “Sale of MHPS Business and Investment Carried at Fair Value” in the Notes to the Condensed Consolidated Financial Statements for further information regarding the sale of our MHPS business to Konecranes.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Consolidated

	Three Months Ended September 30,
	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,111.2	—	$1,056.4	—	5.2%
Gross profit	$219.0	19.7%	$183.9	17.4%	19.1%
SG&A	$154.8	13.9%	$144.3	13.7%	7.3%
Income (loss) from operations	$64.2	5.8%	$39.6	3.7%	62.1%

Net sales for the three months ended September 30, 2017 increased $54.8 million when compared to the same period in 2016.  The increase in net sales was driven by the higher net sales in our AWP, MP and Cranes segments and the positive impact of changes in foreign exchange rates of approximately $16 million, partially offset by the divestiture of certain construction product lines in Corporate.

Gross profit for the three months ended September 30, 2017 increased $35.1 million when compared to the same period in 2016. The increase was primarily due to increased sales volume, structural cost savings and improved factory utilization, partially offset by unfavorable changes in customer and product mix and increased commodity prices (primarily steel related) in our AWP and Cranes segments.

SG&A costs for the three months ended September 30, 2017 increased $10.5 million when compared to the same period in 2016.  The increase was primarily due to the impact of investment in a strategic sourcing organization that did not exist in 2016, external support for our transformation initiatives and higher accruals for team member incentive compensation due to better than planned Company performance in 2017, partially offset by general and administrative cost reductions from actions taken in 2016 and reduced costs associated with the divestiture of certain construction product lines.

Income from operations for the three months ended September 30, 2017 increased $24.6 million when compared to the same period in 2016.  The increase was primarily due to higher sales volumes, structural cost savings and improved factory utilization, partially offset by unfavorable changes in customer and product mix and increased commodity prices (primarily steel related).

Aerial Work Platforms

	Three Months Ended September 30,
	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$556.7	—	$484.4	—	14.9%
Income from operations	$57.5	10.3%	$48.6	10.0%	18.3%

Net sales for the AWP segment for the three months ended September 30, 2017 increased $72.3 million when compared to the same period in 2016 primarily from net sales volume increases in North America and Europe, particularly with respect to booms and telehandlers.

Income from operations for the three months ended September 30, 2017 increased $8.9 million when compared to the same period in 2016.  The increase was primarily due to increased sales volume, improved factory utilization and lower other operating expenses, partially offset by decreases from changes in customer mix and increased commodity prices (primarily steel related).

Cranes

	Three Months Ended September 30,
	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$301.9	—	$282.8	—	6.8%
Loss from operations	$(1.3)	(0.4)%	$(12.1)	(4.3)%	89.3%

Net sales for the Cranes segment for the three months ended September 30, 2017 increased $19.1 million when compared to the same period in 2016 primarily driven by increases in used machines sales and the positive impact of foreign exchange rates changes, particularly in Europe, of approximately $9 million.  The global crane markets, although stabilizing, continue to be adversely impacted by low oil, gas and commodity prices as well as the continuing effect of changes to subsidies in the wind energy market in Germany.

Loss from operations for the three months ended September 30, 2017 decreased $10.8 million when compared to the same period in 2016. The year over year improvement was driven by structural cost savings, improved warranty run rate and higher sales volume, partially offset by increased commodity prices and changes in product mix, primarily reduced sales of large crawler cranes.

Materials Processing

	Three Months Ended September 30,
	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$259.9	—	$228.2	—	13.9%
Income from operations	$28.4	10.9%	$19.5	8.5%	45.6%

Net sales for the MP segment for the three months ended September 30, 2017 increased $31.7 million when compared to the same period in 2016, primarily due to improvements in the international crushing and screening markets and scrap material handling markets.

Income from operations for the three months ended September 30, 2017 increased $8.9 million when compared to the same period in 2016, primarily from the effect of increased sales volume.

Corporate and Other / Eliminations

	Three Months Ended September 30,
	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(7.3)	—	$61.0	—	(112.0)%
Loss from operations	$(20.4)	279.5%	$(16.4)	(26.9)%	(24.4)%

Net sales amounts include sales in various construction equipment product lines and on-book financings of TFS, as well as elimination of intercompany sales activity among segments. The net sales decrease is primarily attributable to approximately $82 million related to the divestiture of our construction product lines partially offset by increased government sales.

Loss from operations for the three months ended September 30, 2017 increased $4.0 million when compared to the same period in 2016. The increase in operating loss is primarily attributable to investments in a strategic sourcing organization that did not exist in 2016, external support for our transformation initiatives and higher accruals for team member incentive compensation, partially offset by higher operating losses incurred by divested construction product lines and restructuring charges incurred in the prior year quarter.

Interest Expense, Net of Interest Income

During the three months ended September 30, 2017, our interest expense net of interest income was $13.6 million, or $10.8 million lower than the same period in the prior year due to lower borrowings at lower rates.

Loss on Early Extinguishment of Debt

During the three months ended September 30, 2017, we recorded a loss on early extinguishment of debt of $0.7 million related to an amendment of the 2017 Credit Agreement which lowered the interest rate on the Company’s senior secured term loan by 0.25%, as further described in Note M - “Long-Term Obligations”.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended September 30, 2017 was income of $6.8 million compared to an expense of $1.3 million in 2016, an $8.1 million increase when compared to the same period in the prior year. As described in Note B - “Sale of MHPS Business and Investment Carried at Fair Value”, we sold Konecranes shares received in connection with the sale of MHPS. During the three months ended September 30, 2017, we recorded a net gain on sale, including the effects of foreign exchange rate changes, of $3.4 million. The prior year period included SAPA and BCA cost of approximately $2 million.

Income Taxes

During the three months ended September 30, 2017, we recognized income tax expense of $0.1 million on income of $56.7 million, an effective tax rate of 0.2%, as compared to an income tax benefit of $19.3 million on income of $13.9 million, an effective tax rate of (138.8)%, for the three months ended September 30, 2016.  The higher effective tax rate for the three months ended September 30, 2017 is primarily due to lower tax benefits from the establishment of net operating loss carryforwards and geographic mix of earnings when compared to the three months ended September 30, 2016.

Income (Loss) from Discontinued Operations

Income from discontinued operations - net of tax for the three months ended September 30, 2016 was $64.1 million. The gain was primarily due to a recognized gain of $55.6 million ($55.6 million after-tax) to reverse an impairment charge related to the MHPS disposal group taken in the second quarter of 2016.

Gain (Loss) on Disposition of Discontinued Operations

During the three months ended September 30, 2017, we recognized a gain on disposition of discontinued operations - net of tax of $2.6 million related to the sale of our MHPS business.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

Consolidated

	Nine Months Ended September 30,
	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$3,299.8	—	$3,468.4	—	(4.9)%
Gross profit	$612.0	18.5%	$607.7	17.5%	0.7%
SG&A	$478.2	14.5%	$483.4	13.9%	(1.1)%
Income (loss) from operations	$133.8	4.1%	$124.3	3.6%	7.6%

Net sales for the nine months ended September 30, 2017 decreased $168.6 million when compared to the same period in 2016.  The decline in net sales was driven by the divestiture of certain construction product lines in Corporate and lower net sales in Cranes, partially offset by higher net sales in AWP and MP. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately $29 million.

Gross profit for the nine months ended September 30, 2017 increased $4.3 million when compared to the same period in 2016. The increase was primarily due to higher sales volume in our MP and AWP segments as well as structural cost savings, improved factory utilization and reduced restructuring charges in our AWP and Cranes segments. The increase was partially offset by lower sales volume for Cranes, changes in customer and product mix and commodity price increases (primarily steel) in our AWP and Cranes segments, increased freight costs in our AWP segment, the negative impact of foreign exchange rate changes for AWP and MP and divestiture of certain construction product lines in Corporate.

SG&A costs for the nine months ended September 30, 2017 decreased $5.2 million when compared to the same period in 2016.  The decrease was primarily due to the impact of general and administrative cost reductions from actions taken in 2016 and reduced costs associated with the divestiture of certain construction product lines in Corporate, partially offset by higher accruals for team member incentive compensation due to better than planned Company performance in 2017, investment in a strategic sourcing organization that did not exist in 2016 and external support for our transformation initiatives.

Income from operations for the nine months ended September 30, 2017 increased $9.5 million when compared to the same period in 2016.  The increase was primarily due to increased operating performance in our Cranes segment mostly due to structural cost savings and reduced restructuring costs and higher sales volume in our MP segment, partially offset by lower operating performance in our AWP segment, mostly due to changes in customer mix and increased commodity prices (primarily steel related).

Aerial Work Platforms

	Nine Months Ended September 30,
	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,622.1	—	$1,598.8	—	1.5%
Income from operations	$140.0	8.6%	$159.2	10.0%	(12.1)%

Net sales for the AWP segment for the nine months ended September 30, 2017 increased $23.3 million when compared to the same period in 2016 primarily from net sales volume increases in Asia Pacific, partially offset by the negative impact of foreign exchange rate changes, particularly in Europe, of approximately $11 million.

Income from operations for the nine months ended September 30, 2017 decreased $19.2 million when compared to the same period in 2016.  The decrease was primarily due to changes in customer mix, increased commodity prices (primarily steel related), increased freight costs and the negative impact of foreign exchange activity. Partially offsetting these decreases were improved net sales volume, improved factory utilization and lower other operating expenses, including general and administrative expenses.

Cranes

	Nine Months Ended September 30,
	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$869.6	—	$947.5	—	(8.2)%
Loss from operations	$(19.6)	(2.3)%	$(41.5)	(4.4)%	52.8%

Net sales for the Cranes segment for the nine months ended September 30, 2017 decreased $77.9 million when compared to the same period in 2016 as global crane markets, although stabilizing, continue to be adversely impacted by low oil, gas and commodity prices, as well as the continuing effect of changes to subsidies in the wind energy market in Germany.

Loss from operations for the nine months ended September 30, 2017 decreased $21.9 million when compared to the same period in 2016. The year over year improvement was due primarily to structural cost savings, improved warranty run rate, approximately $18 million in reductions to severance accruals established in the fourth quarter of the prior year as production volumes are expected to exceed earlier forecasts requiring us to maintain a higher headcount and an approximately $12 million net change of severance and restructuring charges year over year. The improvement was partially offset by lower sales volume, changes in product mix primarily reduced sales of large crawler and rough terrain cranes, and increased commodity prices.

Materials Processing

	Nine Months Ended September 30,
	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$789.5	—	$708.2	—	11.5%
Income from operations	$89.3	11.3%	$63.9	9.0%	39.7%

Net sales for the MP segment for the nine months ended September 30, 2017 increased $81.3 million when compared to the same period in 2016, primarily due to increased concrete equipment sales in North America and improvements in the international crushing and screening markets, partially offset by approximately $17 million of negative impact of foreign exchange rate changes primarily related to the British Pound.

Income from operations for the nine months ended September 30, 2017 increased $25.4 million when compared to the same period in 2016, primarily from the effect of increased sales volume partially offset by the negative impact of foreign exchange activity of approximately $5 million.

Corporate and Other / Eliminations

	Nine Months Ended September 30,
	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$18.6	—	$213.9	—	(91.3)%
Loss from operations	$(75.9)	(408.1)%	$(57.3)	(26.8)%	(32.5)%

Net sales amounts include sales in various construction equipment product lines and on-book financing of TFS, as well as elimination of intercompany sales activity among segments. The net sales decrease is primarily attributable to approximately $228 million related to the divestiture of our construction product lines.

Loss from operations for the nine months ended September 30, 2017 increased $18.6 million when compared to the same period in 2016. The increase in operating loss is primarily attributable to investments in a strategic sourcing organization that did not exist in 2016, external support for our transformation initiatives, higher accruals for team member incentive compensation and higher foreign exchange transactional losses, partially offset by gains on the sale of certain construction product line assets and higher operating losses incurred by divested construction product lines and restructuring charges incurred in the prior year quarter.

Interest Expense, Net of Interest Income

During the nine months ended September 30, 2017, our interest expense net of interest income was $46.8 million, or $25.5 million lower than the same period in the prior year due to lower borrowings at lower rates.

Loss on Early Extinguishment of Debt

During the nine months ended September 30, 2017, we recorded a loss on early extinguishment of debt of $52.6 million related to the termination of our 2014 Credit Agreement, the retirement of our 6% Notes and 6-1/2% Notes and an amendment related to the 2017 Credit Agreement which lowered the interest rate on the Company’s senior secured term loan by 0.25%, all as further described in Note M - “Long-Term Obligations”.

Other Income (Expense) – Net

Other income (expense) – net for the nine months ended September 30, 2017 was income of $52.2 million, a $65.5 million increase in income when compared to the same period in the prior year. As described in Note B - “Sale of MHPS Business and Investment Carried at Fair Value”, we sold all Konecranes shares received in connection with sale of MHPS. During the nine months ended September 30, 2017, we recorded a net gain on sale, including the effects of foreign exchange rate changes, of $42.0 million. and recorded related dividend income of $13.5 million. Additionally, increased income in the current year period is attributable to merger-related costs incurred in the prior year period, partially offset by increased losses from foreign currency exchange in the current period.

Income Taxes

During the nine months ended September 30, 2017, we recognized an income tax benefit of $5.1 million on income of $86.6 million, an effective tax rate of (5.9)%, as compared to an income tax benefit of $82.5 million on income of $38.3 million, an effective tax rate of (215.4)%, for the nine months ended September 30, 2016.  The higher effective tax rate for the nine months ended September 30, 2017 is primarily due to lower tax benefits from the establishment of net operating loss carryforwards, valuation allowance releases and agreement with a non-U.S. authority with respect to certain tax matters extending back a period of years, partially offset by low-taxed capital gains from the disposition of Konecranes shares, tax benefits from interest deductions, and geographic mix of earnings when compared to the nine months ended September 30, 2016.

Income (Loss) from Discontinued Operations

Loss from discontinued operations - net of tax for the nine months ended September 30, 2016 was $33.4 million. The loss resulted primarily from severance and restructuring charges and lower net sales volumes, partially offset by reduced depreciation and amortization expenses because depreciation and amortization expense ceased upon initial classification of the MHPS disposal group as held for sale.

Gain (Loss) on Disposition of Discontinued Operations

During the nine months ended September 30, 2017, we recognized a gain on disposition of discontinued operations - net of tax of $60.7 million related to the sale of our MHPS business and $3.0 million due to contractual earnout payments related to the sale of our Atlas heavy construction equipment and knuckle-boom cranes businesses (“Atlas”). During the nine months ended September 30, 2016, we recognized a gain on disposition of discontinued operations - net of tax of $3.5 million, related primarily to Atlas contractual earnout payments.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving credit facility) for the efficient operation of our business.  We had cash and cash equivalents, including cash and cash equivalents recorded as Current assets held for sale, of $595.7 million at September 30, 2017. We had undrawn availability under our revolving credit facility of $450.0 million, giving us total liquidity of $1,045.7 million. In January 2017, we reduced the size of our revolving credit facility by $150 million, which was a key driver of our liquidity at September 30, 2017 decreasing by approximately $56 million as compared to December 31, 2016. During the nine months ended September 30, 2017, we generated approximately $835 million in cash due to the sale of our MHPS business and approximately $770 million in cash from the sales of our Konecranes shares. During the nine months ended September 30, 2017, we used our liquidity to fund operations of approximately $101 million, to repay debt, net of debt issuances, of approximately $583 million and to repurchase approximately $770 million of our common stock.

Typically, we have invested our cash in a combination of highly rated, liquid money market funds and in short-term bank deposits with large, highly rated banks. Our investment objective is to preserve capital and liquidity while earning a market rate of interest.

We seek to use cash held by our foreign subsidiaries to support our operations and continued growth plans outside the United States through funding of capital expenditures, operating expenses or other similar cash needs of these operations. Most of this cash could be used in the U.S., if necessary. Cash repatriated to the U.S. could be subject to incremental local and U.S. taxation. Because our expectation for changes to existing tax laws worldwide is high, we will continue to monitor tax legislation for opportunities to tax-efficiently mobilize and redeploy funds. There are no trends, demands or uncertainties as a result of the Company’s cash re-investment policy that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility.

Consistent with our expectations, we used cash in operations in the first nine months of 2017. Generating cash from operations depends primarily on our ability to earn net income through the sales of our products and to manage our investment in working capital. We generated $49.0 million in free cash flow in the three months ended September 30, 2017 and had negative free cash flow of $101.4 million in the nine months ended September 30, 2017. We are now forecasting free cash flow to be neutral for the full year 2017, as we are deploying working capital to fund future growth.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

	Three Months Ended 9/30/2017	Nine Months Ended 9/30/2017
Net cash provided by (used in) operating activities (1)	$66.8	$(56.2)
Increase (decrease) in TFS assets	(8.2)	(18.0)
Capital expenditures	(9.6)	(27.2)
Free cash flow	$49.0	$(101.4)

(1) In connection with adopting Accounting Standard Update 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments,” net cash provided by operating activities increased by $0.5 million and net cash used in operating activities decreased $36.4 million for the three and nine months ended September 30, 2017, respectively, with a corresponding increase to net cash used in financing activities on the statement of cash flows.

Our main sources of funding are cash generated from operations, including cash generated from the sale of receivables, loans from our bank credit facilities and funds raised in capital markets.   Pursuant to terms of our trade accounts receivable factoring arrangements, during the nine months ended September 30, 2017, we sold, without recourse, approximately $465.4 million of trade accounts receivable to provide additional liquidity. During the nine months ended September 30, 2017, we also sold approximately $149.5 million of sales-type leases and commercial loans.

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

Working capital as a percent of trailing three month annualized net sales was 23.3% at September 30, 2017.

The following tables show the calculation of our working capital in continuing operations and trailing three months annualized sales as of September 30, 2017 (in millions):

Three Months Ended 9/30/2017
Net Sales	$1,111.2
x	4
Trailing Three Month Annualized Net Sales	$4,444.8

As of 9/30/17
Inventories	$904.4
Trade Receivables	712.6
Trade Accounts Payable	(552.3)
Customer Advances	(30.5)
Working Capital	$1,034.2

On January 31, 2017, we entered into a new credit agreement which was subsequently amended on August 17, 2017 (the “2017 Credit Agreement”). The 2017 Credit Agreement provides us with a senior secured revolving line of credit of up to $450 million that is available through January 31, 2022 and a $400 million senior secured term loan, which will mature on January 31, 2024. The 2017 Credit Agreement allows unlimited incremental commitments, which may be extended at the option of existing or new lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, with incremental amounts in excess of $300 million as long as the Company satisfies a senior secured leverage ratio contained in the 2017 Credit Agreement.

Our previous credit agreement provided us with a revolving line of credit of up to $600 million. See Note M - “Long-Term Obligations,” in our Condensed Consolidated Financial Statements for information concerning the 2017 Credit Agreement and our previous credit agreement. We had no borrowings on our revolving line of credit under the 2017 Credit Agreement at September 30, 2017.

Interest rates charged under the revolving line of credit in the 2017 Credit Agreement are subject to adjustment based on our consolidated leverage ratio. The U.S. dollar term loan bears interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 2.25%, with a LIBOR floor of 0.75%. At September 30, 2017, the weighted average interest rate on the term loan under the 2017 Credit Agreement was 3.58%.

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

Our investment in financial services assets was approximately $221 million, net at September 30, 2017. We remain focused on expanding financing solutions in key markets like the U.S. and Europe. We also anticipate using TFS to drive incremental sales by increasing direct customer financing through TFS in certain instances.

In February 2015, we announced authorization by our Board of Directors for the repurchase of up to $200 million of our outstanding shares of common stock of which approximately $131 million of this authorization was utilized prior to January 1, 2017. In February 2017, we announced authorization by our Board of Directors for the repurchase of up to an additional $350 million of our outstanding shares of common stock. In May 2017, we announced the completion of the February 2015 and February 2017 authorizations and subsequently that our Board of Directors had authorized the repurchase of up to an additional $280 million of our outstanding shares of common stock. In September 2017, we announced the completion of the May 2017 authorization and subsequently that our Board of Directors had authorized the repurchase of up to an additional $225 million of our outstanding shares of common stock. During the nine months ended September 30, 2017, we repurchased a total of 22.3 million shares for $770.2 million under these programs. In each of the first three quarters of 2017, our Board of Directors declared a dividend of $0.08 per share, which was paid to our shareholders. On October 11, 2017 our Board of Directors declared a quarterly dividend of $0.08 per share, to be paid on December 19, 2017 to all stockholders of record as of the close of business on November 9, 2017.

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

Cash Flows

Cash used in operations for the nine months ended September 30, 2017 totaled $56.2 million, compared to cash provided by operations of $100.3 million for the nine months ended September 30, 2016.  The change in cash from operations was primarily driven by higher restructuring, severance and other accruals, including those related to our former MHPS business, set up in the prior year and settled in the nine months ended September 30, 2017.

Cash provided by investing activities for the nine months ended September 30, 2017 was $1,549.8 million, compared to $2.7 million cash used in investing activities for the nine months ended September 30, 2016. The increase in cash provided by investing activities was primarily due to cash received from the sale of our MHPS business, including the subsequent sale of Konecranes stock in the nine months ended September 30, 2017.

Cash used in financing activities was $1,434.1 million for the nine months ended September 30, 2017, compared to cash used in financing activities for the nine months ended September 30, 2016 of $226.8 million. The increase in cash used in financing was primarily due to share repurchases and redemptions of our 6-1/2% Notes and 6% Notes and a reduction in term loans, partially offset by the issuance of our 5-5/8% Notes in the current year period.

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

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while costs associated with those revenues are only partly incurred in the same currencies.  The Company enters into foreign exchange contracts to manage the variability of future cash flows associated with recognized assets or liabilities or forecasted transactions due to changing currency exchange rates.  Primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar.

We manage exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintaining an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary.

See Note K – “Derivative Financial Instruments” in the Notes to the Condensed Consolidated Financial Statements for further information about our derivatives.

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

At September 30, 2017, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the nine months ended September 30, 2017 would have had approximately a $14 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At September 30, 2017, approximately 40% of our debt was floating rate debt and the weighted average interest rate for all debt was 4.74%.

At September 30, 2017, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings effect on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at September 30, 2017 would have increased interest expense by approximately $1 million for the nine months ended September 30, 2017.

Commodities Risk

Principal materials and components that we use in our manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect our financial performance. During the first nine months of 2017, unfavorable input cost changes in some areas, largely related to steel prices, were partially off-set by favorable changes in other areas. We are monitoring global steel prices, as a sustained increase in prices would have an unfavorable impact on our input costs.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2017, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the quarterly period ended September 30, 2017 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about our purchases during the quarter ended September 30, 2017 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
July 1, 2017 - July 31, 2017	1,460,922 (2)	$38.14	1,459,321	$126,459
August 1, 2017 - August 31, 2017	3,295,735 (2)	$38.39	3,294,296	$—
September 1, 2017 - September 30, 2017	1,649,782 (2)	$43.36	1,646,979	$153,576
Total	6,406,439	$39.61	6,400,596	$153,576

(1)
In May 2017, our Board of Directors authorized and the Company publicly announced the repurchase of up to an additional $280 million of the Company’s outstanding common shares. In September 2017, our Board of Directors authorized and the Company publicly announced the repurchase of up to an additional $225 million of the Company’s outstanding common shares.

(2)	Amount includes shares of common stock purchased to satisfy requirements under the Company’s deferred compensation obligations to employees.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits set forth below are filed as part of this Form 10-Q.

Exhibit No.	Exhibit
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

10.12
Guarantee and Collateral Agreement dated as of January 31, 2017, among Terex Corporation, certain of its subsidiaries, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 31, 2017 and filed with the Commission February 2, 2017).

10.13
Supplement No. 1 dated as of April 6, 2017 to the Guarantee and Collateral Agreement dated as of January 31, 2017, among Terex Corporation, certain of its subsidiaries, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent. (incorporated by reference to Exhibit 10.13 of the Form 10-Q for the quarter ended March 31, 2017 of Terex Corporation, Commission File No. 1-10702).

10.14
Incremental Assumption Agreement and Amendment No. 1 dated as of August 17, 2017, to the Credit Agreement dated as of January 31, 2017, among Terex Corporation, the Lenders named therein and Credit Suisse AG, as Administrative Agent and Collateral Agent. (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702 dated August 17, 2017 and filed with the Commission on August 17, 2017).

10.15
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.14 of the Form 10-Q for the quarter ended March 31, 2017 of Terex Corporation, Commission File No. 1-10702). ***

10.16
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.15 of the Form 10-Q for the quarter ended March 31, 2017 of Terex Corporation, Commission File No. 1-10702). ***

10.17
Employment Letter from Terex Corporation signed by John Garrison on October 15, 2015 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 15, 2015 and filed with the Commission on October 19, 2015). ***

10.18
Shareholders Agreement by and between Terex Corporation and Konecranes Plc, dated as of January 4, 2017 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 4, 2017 and filed with the Commission on January 10, 2017).

10.19
Registration Rights Agreement by and between Terex Corporation and Konecranes Plc, dated as of January 4, 2017 (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 4, 2017 and filed with the Commission on January 10, 2017).

10.20
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

TEREX CORPORATION
(Registrant)

Date:	November 1, 2017	/s/ John D. Sheehan
John D. Sheehan
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	November 1, 2017	/s/ Mark I. Clair
Mark I. Clair
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)