Form 10-K
period 2017-12-31
TEREX CORP
filed 2018-02-16
CIK 97216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $3,314 million based on the last sale price on June 30, 2017.

The number of shares of the Registrant’s common stock outstanding was 81.0 million as of February 12, 2018.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

As used in this Annual Report on Form 10-K, unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.” This Annual Report generally speaks as of December 31, 2017, unless specifically noted otherwise.

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

•	a material disruption to one of our significant facilities;

•	possible work stoppages and other labor matters;

•	compliance with changing laws and regulations, particularly environmental and tax laws and regulations;

•	litigation, product liability claims, intellectual property claims, class action lawsuits and other liabilities;

•	our ability to comply with an injunction and related obligations imposed by the United States Securities and Exchange Commission (“SEC”);

•	disruption or breach in our information technology systems;

•	our ability to successfully implement our Execute to Win strategy; and

•	other factors.

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

TEREX CORPORATION AND SUBSIDIARIES
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2017

PART I

ITEM 1.	BUSINESS

GENERAL

Our Company was incorporated in Delaware in October 1986 as Terex U.S.A., Inc. Since that time, we have changed significantly, and much of this change has been historically accomplished through acquisitions and managing our portfolio of companies by divestiture of non-core businesses and products. Today, Terex is a global manufacturer of aerial work platforms, cranes and materials processing machinery. We design, build and support products used in construction, maintenance, manufacturing, energy, minerals and materials management applications. Our products are manufactured in North and South America, Europe, Australia and Asia and sold worldwide. We engage with customers through all stages of the product life cycle, from initial specification and financing to parts and service support. We continue to focus on becoming an industry leading operating company.

We manage and report our business in the following segments: (i) Aerial Work Platforms (“AWP”); (ii) Cranes; and (iii) Material Processing (“MP”).

Further information about our industry and reportable segments, including geographic information, appears in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note C – “Business Segment Information” in the Notes to the Consolidated Financial Statements.

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

CRANES

Our Cranes segment designs, manufactures, services, refurbishes and markets mobile telescopic cranes (all terrain cranes, rough terrain cranes, truck-mounted cranes (boom trucks), truck cranes, and pick and carry cranes), lattice boom crawler cranes, tower cranes and utility equipment, as well as their related components and replacement parts. Customers use these products primarily for construction, repair and maintenance of commercial buildings, manufacturing facilities, energy related projects, construction and maintenance of utility and telecommunication lines, tree trimming, certain construction and foundation drilling applications and a wide range of infrastructure projects. We market our Cranes products principally under the Terex® and Demag® brand names.
Cranes has the following significant manufacturing operations:

•	Rough terrain cranes are manufactured in Crespellano, Italy and Oklahoma City, Oklahoma;

•	All-terrain cranes are manufactured in Zweibrücken, Germany;

•	Truck cranes and truck-mounted cranes are manufactured in Oklahoma City, Oklahoma;

•	Tower cranes are manufactured in Fontanafredda, Italy;

•	Lattice boom crawler cranes are manufactured in Oklahoma City, Oklahoma and Zweibrücken, Germany;

•	Pick and carry cranes are manufactured in Brisbane, Australia; and

•	Utility products are manufactured in Watertown and Huron, South Dakota and Betim, Brazil.

We also provide service and support for utility and aerial products in the U.S. through a network of service branches and field service operations. We have announced plans to exit and sell our facility in Betim, Brazil.

We have a minority interest in a Chinese company which manufactures truck cranes and truck-mounted cranes in China.

MATERIALS PROCESSING

Our MP segment designs, manufactures and markets materials processing and specialty equipment, including crushers, washing systems, screens, apron feeders, material handlers, wood processing, biomass and recycling equipment, concrete mixer trucks and concrete pavers, and their related components and replacement parts. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries, material handling applications, and in building roads and bridges. We market our MP products principally under the Terex®, Powerscreen®, Fuchs®, Evoquip® and CBI® brand names and the Terex® name in conjunction with certain historic brand names.

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

•	Modular, mobile and static crushing and screening equipment and base crushers are manufactured in Oklahoma City, Oklahoma;

•	Base crushers and base screens are manufactured in Subang Jaya, Malaysia;

•	Screening equipment is manufactured in Durand, Michigan;

•	Base crushers are manufactured in Coalville, England;

•	Fabrications, sub-assemblies and steel kits are manufactured in Ballymoney, Northern Ireland;

•	Wood processing, biomass and recycling equipment systems are manufactured in Newton, New Hampshire, and Dungannon, Northern Ireland.

•	Material handlers are manufactured in Bad Schönborn, Germany;

•	Concrete pavers are manufactured in Canton, South Dakota; and

•	Front discharge concrete mixer trucks are manufactured in Fort Wayne, Indiana.

We have North American distribution centers in Louisville, Kentucky and Southaven, Mississippi and service centers in Australia, Thailand, Turkey and Malaysia.

OTHER

We may assist customers in their rental, leasing and acquisition of our products through Terex Financial Services (“TFS”). TFS uses its equipment financing experience to provide financing solutions to our customers who purchase our equipment. TFS continually evaluates the level to which it provides direct customer financing versus utilizing third party funding to meet its business objectives.

In the United States and on a limited basis in China, TFS originates and services financing transactions directly with end-user customers, distributors and rental companies. Most of the transactions are fixed and floating rate loans; however, TFS also provides sales-type leases, operating leases and rentals. In the normal course of business, loans and leases are sold to financial institutions with which TFS has established relationships. Globally, TFS also facilitates financing transactions directly between our customers and third party financial institutions. TFS also arranges wholesale financing for dealers and distributors who sell our equipment to end users.  These financing arrangements are third party financings between the dealer/distributor and the financial institutions with which TFS has established relationships.

TFS continually monitors used equipment values of Terex equipment in the secondary market sales channels for all of our equipment categories. This provides a basis for TFS to project future values of equipment for the underwriting of leases or loans. These secondary market sales channels are also used for re-marketing any equipment which is returned at end of lease, or is repossessed in case of a customer default. TFS uses the resale channel which maximizes proceeds and/or mitigates risk for Terex and our funding partners.

DISCONTINUED OPERATIONS

Material Handling and Port Solutions (“MHPS”)

On January 4, 2017, we completed the disposition of our MHPS business (the “Disposition”) to Konecranes Plc (“Konecranes”). The MHPS business sold constituted the entirety of one of our previous reportable operating segments and comprised two of our six previous reporting units, represented a significant portion of our revenues and assets, and is therefore accounted for as a discontinued operation for all periods presented. The Disposition represented a significant strategic shift in our business away from universal, process, mobile harbor and ship-to-shore cranes that will have a major effect on our future operating results.

See Note B – “Sale of MHPS Business” and Note E – “Discontinued Operations and Assets and Liabilities Held for Sale” in the Notes to the Consolidated Financial Statements for further information regarding the Disposition and our discontinued operations.

BUSINESS STRATEGY

Terex is a specialized manufacturer of capital equipment and related services. Our goal is to design, manufacture and market equipment and services that provide superior life-cycle return on invested capital to our customers (“Customer ROIC”). Customer ROIC is a key focus of our organization and is central to our ability to generate returns for investors.

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

During 2016, Terex began implementing a strategic transformation that has three principal elements:

1.	Focus the portfolio on businesses best positioned to generate returns above the cost of capital through the cycle.

2.	Simplify company structure, systems and footprint to improve efficiency and enhance global competitiveness.

3.	Execute to Win, driving process discipline, execution rigor, and accountability in core processes.

The “Focus” element of this strategy concentrated our business portfolio in product categories where we are among the market leaders. Where we were not among the market leaders our strategy has been to either divest those product lines or pursue a business strategy which we believe will enable us to become a market leader. Work related to this strategic theme involved review of all businesses in the portfolio from the perspectives of market attractiveness and competitive position. Several portfolio actions were taken as a result, including the sale of our former MHPS segment and sale of certain of our former Construction segment product lines. We now consider the Focus element of our strategy to be complete.

The “Simplify” element of the Terex strategy is centered on complexity reduction and cost management. Historically, Terex has grown through acquisitions and our businesses were generally operated autonomously. This resulted in a complex legal entity structure, multiple financial systems, and high organizational complexity. As part of our transformational strategy, we are addressing these issues and are implementing strategic initiatives to simplify our structure, footprint and processes. We are working to flatten and streamline the organization. We have undertaken finance initiatives that will simplify the way that we measure and manage the Company day-to-day. We are also simplifying the Company’s manufacturing footprint by reducing the number of production facilities, sharing facilities across businesses, and driving aggressive productivity improvement within the facilities we operate. We have already exited 12 facilities around the world. In total, our actions have eliminated approximately 2.6 million square feet, or 27%, of our global footprint. We have also reduced our number of legal entities by over 70 legal entities, or 40%, since the end of 2016, resulting in the fewest number of legal entities since 1999. Our smaller manufacturing footprint and simpler legal structure is expected to enable streamlined business processes and lower costs.

The third major theme of the Terex strategy is “Execute to Win” (“ETW”), which is a focus on three key management processes: Talent development, strategy development and deployment, and operational excellence. ETW represents a major change in the philosophy of our Company in terms of where and how work is done. Our goal is to become operationally excellent, balancing desire for business autonomy with the need for overall efficiency and relying on process excellence as a critical enabler of both business and company performance. We are implementing three specific near-term transformational priorities in our Execute to Win initiatives.

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

Each of these activities is being managed as a company-wide priority, with leadership from the center and support from within Terex businesses. Implementation involves a wide-ranging set of actions that are intended to deliver step-change performance improvement. These actions appropriately balance the unique needs of specific businesses with overall potential for efficiency and for leverage on investments. Our long-term financial plan includes major contributions in these three areas as well as improved processes that will become foundational drivers for differentiating Terex in the years ahead.

Capital allocation is the final element of our overall strategy. We view capital allocation priorities (in order) as follows:

1.	Maintain an optimal capital structure (~2.5 x average net debt to EBITDA over the cycle)

2.	Organic growth investments (product & service development, maintenance capex, geographic expansion)

3.	Restructuring investments (transformation initiatives, general & administrative cost reduction, footprint rationalization)

4.	Efficient return of capital to shareholders (dividends and share repurchases)

During 2017, we repaid debt, net of debt issuances, of approximately $583 million and repurchased approximately $924 million of our common stock.

Execution of our strategy of Focus, Simplify and Execute to Win was announced in 2016 and we do not anticipate material deviation from this strategy over the next several years. With Focus now complete and Simplify well underway, the bulk of our effort will now be concentrated on Execute to Win and on steadily improving cash flow to enable the capital allocation priorities outlined above.

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

•
Hammerhead tower cranes have a tower and a horizontal jib assembled from sections. The tower extends above the jib into an A-frame to which suspension cables supporting the jib are attached. These cranes are assembled on-site in one to three days depending on height, and can increase in height with the project.

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

Wood processing biomass and recycling equipment includes grinders, chippers, compost turners, shredders, and debarking systems. This equipment is used in, among other things, the pulp and paper, wood energy, green waste/construction and demolition recycling industries.

SPECIALTY EQUIPMENT. We manufacture material handlers, concrete mixer trucks and concrete pavers.

•	Material handlers are designed for handling logs, scrap, recycling and other bulky materials with clamshell, magnet or grapple attachments.

•
Concrete mixer trucks are machines with a large revolving drum in which cement is mixed with other materials to make concrete. We offer models with custom chassis with configurations from three to seven axles.

•	Our concrete pavers are used to finish bridges, concrete streets, highways and airport surfaces.

PRODUCT CATEGORY SALES

The following table lists our main product categories and their percentage of our total sales:

	PERCENTAGE OF SALES
PRODUCT CATEGORY	2017	2016	2015
Aerial Work Products & Telehandlers	46%	43%	42%
Mobile & Tower Cranes	19	19	22
Materials Processing Equipment	17	15	13
Specialty Equipment	9	8	7
Other	8	9	10
Compact Construction Equipment (1)	1	6	6
TOTAL	100%	100%	100%

(1) As of December 31, 2017, we sold all of our businesses that manufactured compact construction equipment.

BACKLOG

Our backlog for continuing operations as of December 31, 2017 and 2016 was as follows:

	December 31,
	2017	2016
	(in millions)
AWP	$763.0	$506.1
Cranes	550.4	323.4
MP	317.7	215.6
Corporate and other	—	27.4
Total	$1,631.1	$1,072.5

We define backlog as firm orders that are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time. Our backlog orders represent primarily new equipment orders. Parts orders are generally filled on an as-ordered basis.

Our management views backlog as one of many indicators of the performance of our business. Because many variables can cause changes in backlog and these changes may or may not be of any significance, we consequently view backlog as an important, but not necessarily determinative, indicator of future results. High backlog can indicate a high level of future sales; however, when backlogs are high, this may also reflect a high level of production delays, which may result in future order cancellations. Low backlog may indicate less future sales; however, they may also reflect a rapid ability to fill orders.

Our overall backlog amounts at December 31, 2017 increased $558.6 million from our backlog amounts at December 31, 2016, primarily due to higher orders across all business segments, partially offset by the disposition of remaining construction equipment product lines. The positive impact of foreign exchange rate changes on 2017 backlog was approximately 8% when compared to 2016.

AWP segment backlog at December 31, 2017 increased approximately 51% from our backlog amounts at December 31, 2016. This increase from the prior year was primarily due to higher global demand for aerial equipment, particularly in North America and Western Europe, and earlier fleet ordering due to increased customer confidence. The positive impact of foreign exchange rate changes on 2017 backlog was approximately 6% when compared to 2016.

The backlog at our Cranes segment increased approximately 70% from December 31, 2016. This increase from the prior year was driven by the global cranes market starting to stabilize. North American markets are improving due to higher oil prices and a generally positive economic environment. European markets are starting to see modest growth and our new product introductions continue to be well received.  In addition, we saw an increase in investment activity in Australia throughout the year after being down for several years. The positive impact of foreign exchange rate changes on 2017 backlog was approximately 11% when compared to 2016.

Our MP segment backlog at December 31, 2017 increased approximately 47% from December 31, 2016. The increase in backlog over the prior year was primarily due to higher demand for mobile crushing and screening equipment, Fuchs material handlers, and environmental equipment partially offset by lower demand for concrete products in the U.S. The positive impact of foreign exchange rate changes on 2017 backlog was approximately 9% when compared to 2016.

The decrease in Corporate and other backlog was due to the disposition of our remaining construction equipment product lines in 2017.

DISTRIBUTION

We distribute our products through a global network of dealers, rental companies, major accounts and direct sales to customers.

AERIAL WORK PLATFORMS

Our aerial work platform, telehandler and light tower products are distributed principally through a global network of rental companies and independent distributors. We employ sales representatives who service these channel partners from offices located throughout the world.

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

We sell utility equipment to the utility and municipal markets through a direct sales model in certain territories and through independent distributors in North America. Outside of North America, independent distributors sell our utility equipment directly to customers.

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

Product change driven by regulations requiring Tier 4 emissions compliance in most of our diesel engine powered machinery has been an important part of our engineering priorities over the last several years, including in 2017, but is now largely completed. The newest emission reduction program introduced in Europe, known as Stage V, will begin to drive further engine emissions related product development in 2018. Product innovation has become a core element of our growth strategy; we have re-invigorated and increased our emphasis on creating new models and meeting the demands of our customers. Robust product development pipelines are in place, which we expect will continue to bring new, differentiated products to the market in the years ahead. We have also focused on producing more cost-effective product solutions across various segments.

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

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS
Aerial Work Platforms	Portable Material Lifts and Portable Aerial Work Platforms	Oshkosh (JLG), Vestil, Sumner and Wesco

	Boom Lifts	Oshkosh (JLG), Haulotte, Linamar (Skyjack), Xtreme/Tanfield (Snorkel) and Aichi

	Scissor Lifts	Oshkosh (JLG), Linamar (Skyjack), Haulotte, Manitou and Xtreme/Tanfield (Snorkel)

	Telehandlers	Oshkosh (JLG, Skytrak, Caterpillar and Lull brands), JCB, CNH, Merlo and Manitou (Gehl)

	Trailer-mounted Light Towers	Allmand Bros., Generac, Wacker Neuson and Doosan

Cranes	Mobile Telescopic Cranes	Liebherr, Manitowoc (Grove), Tadano-Faun, Link-Belt, XCMG, Kato, Zoomlion and Sany

	Tower Cranes	Liebherr, Manitowoc (Potain), Comansa, Jaso, Zoomlion, XCMG and Wolffkran

	Lattice Boom Crawler Cranes	Manitowoc, Link-Belt, Liebherr, Sennebogen, Hitachi, Kobelco, XCMG, Zoomlion, Fushun and Sany

	Lattice Boom Truck Cranes	Liebherr, Link Belt

	Truck-Mounted Cranes	Manitowoc (National Crane), Altec and Manitex

	Utility Equipment	Altec and Time Manufacturing

Materials Processing	Crushing Equipment	Metso, Astec Industries, Sandvik, McCloskey, Komatsu and Kleemann

	Screening Equipment	Metso, Astec Industries, McCloskey, Kleemann and Sandvik

	Washing systems	McLanahan, Astec Industries and CDE Global

	Wood processing biomass and recycling	Vermeer, Bandit, Morbark, Astec Industries, Doppstadt, Komptech and Hammell

	Material Handlers	Liebherr, Sennebogen, Linkbelt, Exodus and Caterpillar

	Concrete Pavers	Gomaco, Wirtgen, Power Curbers and Guntert & Zimmerman

	Concrete Mixer Trucks	Oshkosh, Kimble and Continental Manufacturing

MAJOR CUSTOMERS

None of our customers individually accounted for more than 10% of our consolidated net sales in 2017. In 2017, our largest customer accounted for less than 5% of our consolidated net sales and our top ten customers in the aggregate accounted for less than 20% of our consolidated net sales.

EMPLOYEES

As of December 31, 2017, we had approximately 10,700 employees; including approximately 5,000 employees in the U.S. Approximately one percent of our employees in the U.S. are represented by labor unions. Outside of the U.S., we enter into employment contracts and collective agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. We generally consider our relations with our employees to be good.

PATENTS, LICENSES AND TRADEMARKS

We use proprietary materials such as patents, trademarks, trade secrets and trade names in our operations and take actions to protect these rights.

We use several significant trademarks and trade names, most notably the Terex®, Genie®, Powerscreen®, Demag®, Fuchs® and CBI® trademarks. The other trademarks and trade names that we use include registered trademarks of Terex Corporation or its subsidiaries. Demag® is a registered trademark of Demag IP Holdings GmbH, which is a joint venture owned 50% by Terex and 50% by Konecranes.

We have many patents that we use in connection with our operations and most of our products contain some proprietary technology. Many of these patents and related proprietary technology are important to the production of particular products; however, overall, our patents, taken together, are not material to our business or our overall financial results.

Currently, we are engaged in various legal proceedings with respect to intellectual property rights. While the outcome of these matters cannot be predicted with certainty, we believe the outcome of such matters will not have a material adverse effect, individually or in aggregate, on our business or operating performance. For more detail, see “Item 3 – Legal Proceedings.”

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

The use and operation of our equipment in an environmentally conscious manner is an important priority for us. We are aware of global discussions regarding climate change and the impact of greenhouse gas emissions on global warming. We are increasing our production of products that have lower greenhouse gas emissions in response to both regulatory initiatives and anticipated market demand trends. For example, starting in 2010, one of our most significant design priorities was to include Tier 4 emission compliant diesel engines in our machinery which continued to be a priority in 2017, but is now largely completed. The newest emission reduction program introduced in Europe, known as Stage V, will now begin to drive further engine emissions related product development in 2018. Our segments also offer products that use plug-in electric hybrid technology to save fuel, reduce emissions and reduce noise in residential areas.

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

SEASONAL FACTORS

Terex is a globally diverse company, supporting multiple end uses.  Seasonality is a factor in some businesses, where annual purchasing patterns are impacted by the seasonality of downstream project spending.  Specifically, our businesses can experience stronger demand during the second quarter, as customers in the northern hemisphere make investments in time for the annual construction season (April to October). We expect a normal historical sales pattern in 2018.

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

AVAILABLE INFORMATION

We maintain a website at www.terex.com. We make available on our website under “Investor Relations” – “Financial Reporting”, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the SEC. References to our website in this report are provided as a convenience, and the information on our website is not, and shall not be deemed to be a part of this report or incorporated into any other filings we make with the SEC. The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. In addition, we make available on our website under “Investor Relations” – “Governance”, free of charge, our Audit Committee Charter, Compensation Committee Charter, Governance and Nominating Committee Charter, Corporate Governance Guidelines and Code of Ethics and Conduct. In addition, the foregoing information is available in print, without charge, to any stockholder who requests these materials from us.

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

Demand for our products tends to be cyclical and is affected by the general strength of the economies in which we sell our products, prevailing interest rates, residential and non-residential construction spending, capital expenditure allocations of our customers and other factors. While we are expecting to experience sales growth in 2018, we cannot provide any assurance the global economic weakness of the recent past will not recur. Uncertainty related to the withdrawal of the United Kingdom (“U.K.”) from the European Union (“E.U.”) could also negatively impact the global economy, particularly many important European economies. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us. If the global economy weakens, it may cause customers to continue to forego or postpone new purchases in favor of reducing their existing fleets or refurbishing or repairing existing machinery.

Our sales depend in part upon our customers’ replacement or repair cycles, which are impacted in part by historical purchase levels. In addition, if our customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable owed to us. If the economic recovery progresses more slowly than our market expectations or the global economic weakness of the recent past were to recur, then there could be an adverse effect on our net sales, financial condition, profitability and/or cash flow and could result in the need for us to record impairments.

We have a significant amount of debt outstanding and must comply with restrictive covenants in our debt agreements.

Our total debt at December 31, 2017 was approximately $1.0 billion. Our credit agreement and other debt agreements contain financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. While we are currently in compliance with the financial covenants, increases in our debt, increases in our interest expense or decreases in our earnings could cause us to fail to comply with these financial covenants. Failing to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our financial position, results of operations and debt service capability.

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

Our access to capital markets to raise funds through the sale of equity or debt securities is subject to various factors, including general economic and/or financial market conditions. Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce our earnings and cash flows. If our consolidated cash flow coverage ratio is less than 2.0 to 1.0, we are subject to significant restrictions on the amount of indebtedness we can incur. Although our cash flow coverage ratio was greater than 2.0 to 1.0 at the end of 2017, there can be no assurance this will continue to occur.

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

As described above, our customers, from time to time, may fund acquisition of our equipment through third-party finance companies. In certain instances, we may provide credit guarantees or residual value guarantees. With these guarantees, we must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer’s payment history, leverage, availability of third party financing, political and currency exchange risks, and other factors. Many of these factors, including assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. We establish reserves based upon our analysis of the current quality and financial position of our customers, past payment experience and collateral values. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to recognize a liability for a guarantee we expect to pay, taking into account any amounts that we would anticipate realizing if we are forced to repossess the equipment that supports the customer’s financial obligations to us. During periods of economic weakness, collateral underlying our guarantees of indebtedness of customers or receivables can decline sharply, thereby increasing our exposure to losses. In the future, we may incur losses in excess of our recorded reserves if the financial condition of our customers were to deteriorate further or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers’ financial obligations is not realized. Historically, losses related to guarantees have been immaterial; however, there can be no assurance that our historical experience with respect to guarantees will be indicative of future results.

We may experience losses in excess of our recorded reserves for trade receivables.

As of December 31, 2017, we had trade receivables of $579.9 million. We evaluate the collectability of open accounts, finance receivables and note receivables based on a combination of factors and establish reserves based on our estimates of probable losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to recover. We also establish additional reserves based upon our analysis of the quality of the current receivables, the current financial position of our customers and past collections experience. An unexpected change in customer financial condition or future economic uncertainty could result in additional requirements for specific reserves, which could have a negative impact on our consolidated financial position.

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

Our products are sold in over 100 countries around the world. The reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the Euro, British Pound and Australian dollar. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. dollars at the applicable exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency. Due to the continued volatility of foreign currency exchange rates to the U.S. dollar, fluctuations in currency exchange rates may have an impact on the accuracy of our financial guidance. Such fluctuations in foreign currency rates relative to the U.S. dollar may cause our actual results to differ materially from those anticipated in our guidance and have a material adverse effect on our business or results of operations. We note that the upcoming withdrawal of the U.K. from the E.U. may negatively impact the value of the British Pound as compared to the U.S. dollar and other currencies as the U.K. negotiates and executes its exit from the E.U., which is scheduled to occur in 2019.

We may buy protecting or offsetting positions (known as “hedges”) in certain currencies to reduce the risk of an adverse currency exchange movement. We have not engaged in any speculative hedging activities. Although we partially hedge our revenues and costs, currency fluctuations may impact our financial performance in the future.

We are exposed to political, economic and other risks that arise from operating a multinational business.

Our operations are subject to a number of potential risks. Such risks principally include:

•	trade protection measures and currency exchange controls;

•	labor unrest;

•	global and regional economic conditions;

•	political instability;

•	terrorist activities and the U.S. and international response thereto;

•	restrictions on the transfer of funds into or out of a country;

•	export duties and quotas;

•	domestic and foreign customs and tariffs;

•	current and changing regulatory environments;

•	difficulties protecting our intellectual property;

•	transportation delays and interruptions;

•	costs and difficulties in integrating, staffing and managing international operations, especially in developing markets such as China, India, Brazil and the Middle East;

•	difficulty in obtaining distribution support;

•	natural disasters; and

•	current and changing tax laws.

In addition, many of the nations in which we operate have developing legal and economic systems adding greater uncertainty to our operations in those countries than would be expected in North America and Western Europe. These factors may have an adverse effect on our international operations in the future.

We must comply with all applicable laws, including the Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit engaging in corruption for the purpose of obtaining or retaining business. These anti-corruption laws prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Our global activities and distribution model are subject to risk of corruption by our employees and in addition, our sales agents, distributors, dealers and other third parties that transact Terex business particularly because these parties are generally not subject to our control. We have an internal policy that expressly prohibits engaging in any commercial bribery and public corruption, including facilitation payments. We conduct corruption risk assessments, we have implemented training programs for our employees with respect to the Company’s prohibition against public corruption and commercial bribery, and we perform reputational due diligence on certain third parties that transact Terex business. In addition, we conduct transaction testing to assess compliance with our internal anti-corruption policy and procedures. However, we cannot assure you that our policies, procedures and programs always will protect us from reckless or criminal acts committed by our employees or third parties that transact Terex business. We have a zero tolerance policy for violations of anti-corruption laws and our anti-corruption policy. In the event we believe or have reason to believe our employees, agents, representatives, dealers or distributors or other third parties that transact Terex business have or may have violated our anti-corruption policy or applicable anti-corruption laws, we investigate or have outside counsel investigate relevant facts and circumstances. Although we have a compliance program in place designed to reduce the likelihood of potential violations of such laws, violations of anti-corruption laws could result in significant fines, criminal sanctions against us or our employees, prohibitions on the conduct of our business including our business with the U.S. government, an adverse effect on our reputation, business and results of operations and financial condition and a violation of our injunction or cease and desist order with the SEC. See Risk Factor entitled, “We must comply with an injunction and related obligations imposed by the SEC.”

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

As of December 31, 2017, we employed approximately 10,700 people worldwide in our continuing operations businesses. While we have no reason to believe that we will be impacted by work stoppages or other labor matters, we cannot assure that future issues with our team members or labor unions will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our team members. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce.

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

We are nearing the end of our transition to Tier 4 power systems and are now planning for the implementation of European Stage V engine emissions. While plans are in place to comply with the phase-in of European Stage V regulations, we are dependent on our engine suppliers to continue to timely deliver engines which meet applicable emissions regulations. A failure to timely receive appropriate engines from our suppliers could result in our being placed in uncompetitive positions or without finished product when needed. Compliance with environmental laws and regulations has required, and will continue to require, us to make expenditures, however we do not expect these expenditures to have a material adverse effect on our business or results of operations.

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

We are the subject of a securities class action lawsuit and a stockholder derivative lawsuit. These lawsuits generally cover the time period from February 2008 to February 2009 and allege, among other things, that certain of our SEC filings and other public statements contained false and misleading statements which resulted in damages to the Company, the plaintiffs and the members of the purported class when they purchased our securities and that there were breaches of fiduciary duties. We believe that the allegations in the suits are without merit, and Terex, its directors and the named executives will vigorously defend against them. We believe that we have acted, and continue to act, in compliance with federal securities laws and Delaware law with respect to these matters. However, the outcome of the lawsuits cannot be predicted and, if determined adversely, could ultimately result in us incurring significant liabilities.

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

We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers and other business partners), and to manage or support a variety of critical business processes and activities. As technology continues to evolve, we anticipate that we will collect and store even more data in the future and that our systems will increasingly use remote communication. These systems may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. A failure of or breach in information technology security could expose us and our customers, distributors and suppliers to risks of misuse of information or systems, the compromise of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. In addition, such breaches in security could result in litigation, regulatory action and potential liability, as well as the costs and operational consequences of implementing further data protection measures, each of which could have a material adverse effect on our business or results of operations.

The timing and amount of benefits from the Company’s Execute to Win initiatives may not be as expected and the Company’s financial results could be adversely impacted.

We are in the process of implementing our Focus, Simplify and Execute to Win initiatives as part of our strategy to deliver long-term growth and earnings to our shareholders. The Execute to Win component of this strategy has three priority areas: Lifecycle Solutions, Commercial Excellence and Strategic Sourcing. We are making significant investments in each of these priority areas. However, we cannot provide any assurance that we will be able to realize the anticipated benefits of these initiatives. Although Execute to Win is expected to improve future operating margins and revenue growth, if the Company is unable to achieve expected benefits from one or more of these three initiatives or is unable to complete these initiatives without material disruption to our businesses, the timing and amount of benefits may not be as expected and could adversely impact the Company’s competitive position, financial condition, profitability and/or cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2017, our principal manufacturing, warehouse, service and office facilities comprised a total of approximately 7 million square feet of space worldwide. The following table outlines the principal manufacturing, warehouse, service and office facilities owned or leased (as indicated below) by the Company and its subsidiaries in relation to our continuing businesses:

BUSINESS SEGMENT	FACILITY LOCATION	BUSINESS SEGMENT	FACILITY LOCATION

Corporate/Other	Westport, Connecticut (1)	MP	Louisville, Kentucky
	Schaeffhausen, Switzerland		Durand, Michigan
AWP	Rock Hill, South Carolina		Coalville, England
	Moses Lake, Washington (1)		Hosur, India
	North Bend, Washington (1)		Subang Jaya, Malaysia (1)
	Redmond, Washington (1)		Omagh, Northern Ireland (1)
	Changzhou, China		Dungannon, Northern Ireland (1)
	Umbertide, Italy		Newton, New Hampshire
	Darra, Australia (1)		Ballymoney, Northern Ireland
Cranes	Watertown, South Dakota (1)		Canton, South Dakota
	Huron, South Dakota		Fort Wayne, Indiana
	Brisbane, Australia (1)		Bad Schönborn, Germany
	Betim, Brazil (1) (2)	Multiple Business Segments	Southaven, Mississippi (1)
	Long Crendon, England (1)		Oklahoma City, Oklahoma
Zweibrücken-Dinglerstrasse, Germany(1)
Zweibrücken-Wallerscheid, Germany (1)
Crespellano, Italy
Fontanafredda, Italy

(1)	These facilities are either partially or fully leased or subleased.
(2) Plans have been announced to exit the business associated with this facility.

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

For information concerning litigation and other contingencies and uncertainties, including our securities class action and stockholder derivative lawsuits as well as proceedings involving certain former shareholders of Demag Cranes AG, see Note R – “Litigation and Contingencies,” in the Notes to the Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $.01 per share (“Common Stock”) is traded on the New York Stock Exchange (“NYSE”) under the symbol “TEX.” The high and low quarterly stock prices for our Common Stock on the NYSE Composite Tape (for the last two completed years) are as follows:

	2017				2016
	Fourth	Third	Second	First	Fourth	Third	Second	First
High	$48.90	$45.10	$37.90	$33.87	$33.17	$25.66	$25.57	$25.38
Low	$41.68	$35.79	$30.25	$28.67	$21.88	$19.49	$18.91	$13.62
Dividends	$0.08	$0.08	$0.08	$0.08	$0.07	$0.07	$0.07	$0.07

Certain of our debt agreements contain restrictions as to the payment of cash dividends to stockholders. In addition, Delaware law limits payment of dividends. In the first quarter of 2018, the Company’s Board of Directors declared a dividend of $0.10 per share to be paid on March 19, 2018 to all stockholders of record as of the close of business on March 9, 2018. Any additional payments of dividends will depend upon our financial condition, capital requirements and earnings, as well as other factors that the Board of Directors may deem relevant.

As of February 12, 2018, there were 659 stockholders of record of our Common Stock.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of $100 invested in our Common Stock, the Standard & Poor’s 500 Stock Index and the Peer Group (as defined below) for the period commencing December 31, 2012 through December 31, 2017. The cumulative total stockholder return assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance. The companies in the Peer Group are weighted by market capitalization.

The Peer Group consists of the following companies that are in our same industry, of comparable revenue size to us and/or other manufacturing companies: AGCO Corporation, Carlisle Companies Inc., Crane Company, Dana Incorporated, Dover Corporation, Flowserve Corporation, Hubbell Inc., Lennox International Inc., The Manitowoc Company, Inc., Meritor Inc., Navistar International Corporation, Oshkosh Corporation, Pentair Ltd., Rockwell Automation, Inc., Roper Technologies Inc., Timken Company, Trinity Industries Inc. and Westinghouse Air Brake Technologies Corporation.

	12/12	12/13	12/14	12/15	12/16	12/17
Terex Corporation	100.00	149.57	99.86	66.88	115.54	178.24
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Peer Group	100.00	145.94	142.36	127.83	159.28	209.65
Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended December 31, 2017 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
October 1, 2017 – October 31, 2017	186,750	$44.97	184,918	$145,261
November 1, 2017 – November 30, 2017	3,013,098	$44.97	3,011,884	$9,807
December 1, 2017 – December 31, 2017	211,544	$46.63	210,312	$—
Total	3,411,392	$45.08	3,407,114	$—

(1)
In May 2017, our Board of Directors authorized and the Company publicly announced the repurchase of up to an additional $280 million of the Company’s outstanding common shares. In September 2017, our Board of Directors authorized and the Company publicly announced the repurchase of up to an additional $225 million of the Company’s outstanding common shares.

(2)	Amount includes shares of common stock to satisfy requirements under its deferred compensation obligations to employees.

ITEM 6.	SELECTED FINANCIAL DATA

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

(in millions, except per share amounts and employees)

	AS OF OR FOR THE YEAR ENDED DECEMBER 31,
	2017	2016	2015	2014	2013
SUMMARY OF OPERATIONS
Net sales	$4,363.4	$4,443.1	$5,021.7	$5,484.0	$5,344.5
Income (loss) from operations	173.6	(147.8)	323.7	400.0	418.6
Income (loss) from continuing operations	60.0	(193.3)	128.2	252.0	222.1
Income (loss) from discontinued operations – net of tax	—	14.3	17.4	8.9	(3.8)
Gain (loss) on disposition of discontinued operations – net of tax	68.7	3.5	3.4	58.6	2.6
Net income (loss) attributable to common stockholders	128.7	(176.1)	145.9	319.0	226.0
Per Common and Common Equivalent Share:
Basic attributable to common stockholders
Income (loss) from continuing operations	$0.65	$(1.79)	$1.20	$2.31	$2.04
Income (loss) from discontinued operations – net of tax	—	0.13	0.13	0.06	(0.03)
Gain (loss) on disposition of discontinued operations – net of tax	0.74	0.03	0.03	0.54	0.02
Net income (loss) attributable to common stockholders	1.39	(1.63)	1.36	2.91	2.03
Diluted attributable to common stockholders
Income (loss) from continuing operations	$0.63	$(1.79)	$1.17	$2.22	$1.94
Income (loss) from discontinued operations – net of tax	—	0.13	0.13	0.06	(0.03)
Gain (loss) on disposition of discontinued operations – net of tax	0.73	0.03	0.03	0.51	0.02
Net income (loss) attributable to common stockholders	1.36	(1.63)	1.33	2.79	1.93

CURRENT ASSETS AND LIABILITIES
Current assets	$2,383.0	$2,700.5	$3,140.2	$3,352.3	$3,633.9
Current liabilities	1,035.5	1,407.0	1,458.6	1,643.0	1,724.7
PROPERTY, PLANT AND EQUIPMENT
Net property, plant and equipment	$311.0	$304.6	$371.9	$339.7	$373.2
Capital expenditures	(43.5)	(58.1)	(81.5)	(58.3)	(55.4)
Depreciation	59.9	65.5	63.9	70.4	68.9
TOTAL ASSETS	$3,462.5	$5,006.8	$5,616.0	$5,903.3	$6,511.2

CAPITALIZATION
Long-term debt and notes payable (includes capital leases)	$984.8	$1,575.8	$1,796.2	$1,754.8	$1,922.5
Total Terex Corporation Stockholders’ Equity	1,222.0	1,484.7	1,877.4	2,005.9	2,190.1
Dividends per share of Common Stock	0.32	0.28	0.24	0.20	0.05
Shares of Common Stock outstanding at year end	80.2	105.0	107.7	105.4	109.9
EMPLOYEES (1)	10,700	11,300	13,700	13,400	13,100
For more information on items that affect comparability among the years, see Note E - “Discontinued Operations and Assets and Liabilities Held for Sale”, Note K - “Goodwill and Intangible Assets, Net”, Note M - “Restructuring and Other Charges” and Note N - “Long-Term Obligations” in the Notes to the Consolidated Financial Statements.

(1) Excludes approximately 6,800, 6,700, 7,000, and 7,400 MHPS employees in years 2016, 2015, 2014, and 2013, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a global manufacturer of aerial work platforms, cranes and materials processing machinery. We design, build and support products used in construction, maintenance, manufacturing, energy, minerals and materials management applications. Our products are manufactured in North and South America, Europe, Australia and Asia and sold worldwide. We engage with customers through all stages of the product life cycle, from initial specification and financing to parts and service support. We manage and report our business in the following segments: (i) AWP; (ii) Cranes; and (iii) MP. Please refer to Note C - “Business Segment Information” in the accompanying Consolidated Financial Statements for further information about our reportable segments.

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

As changes in foreign currency exchange rates have a non-operating impact on our financial results, we believe excluding effects of these changes assists in assessment of our business results between periods. We calculate the translation effect of foreign currency exchange rate changes by translating current period results at rates that the comparable prior periods were translated at to isolate the foreign exchange component of the fluctuation from the operational component. Similarly, the impact of changes in our results from acquisitions that were not included in comparable prior periods may be subtracted from the absolute change in results to allow for better comparability of results between periods.

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

We discuss forward looking information related to expected earnings per share (“EPS”) excluding restructuring charges and other items. Our 2018 outlook for earnings per share is a non-GAAP financial measure because it excludes items such as restructuring and other related charges, transformation costs, the impact of the release of tax valuation allowances, gains and losses on divestitures and other unusual items such as the impact of H.R. 1 “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (formerly known as “Tax Cuts and Jobs Act” and is referred to as the “2017 Federal Tax Act”). The Company is not able to reconcile these forward-looking non-GAAP financial measures to their most directly comparable forward-looking GAAP financial measures without unreasonable efforts because the Company is unable to predict with a reasonable degree of certainty the exact timing and impact of such items. The unavailable information could have a significant impact on the Company’s full-year 2018 GAAP financial results. Adjusted EPS provides guidance to investors about our EPS expectations excluding restructuring and other charges that we do not believe are reflective of our ongoing operations.

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

Non-GAAP measures we also use include Net Operating Profit After Tax (“NOPAT”) as adjusted, income (loss) from operations as adjusted, annualized effective tax rate as adjusted, cash and cash equivalents as adjusted, debt as adjusted and Terex Corporation stockholders’ equity as adjusted, which are used in the calculation of our after tax return on invested capital (“ROIC”) (collectively the “Non-GAAP Measures”), which are discussed in detail below.

Overview

Focus, Simplify and Execute to Win are the three pillars of our business strategy and we made meaningful progress on our strategic priorities throughout the year. We completed the first pillar of our strategy in 2017, focusing the portfolio on our core three segments. Going forward, our strategy deployment efforts will be concentrated on simplifying the Company and implementing our “Execute to Win” business system.

In 2017, we exited 12 manufacturing facilities, reducing our global footprint by approximately 27%. Many of these actions were central to the Cranes restructuring plan and its significant operating improvement. See Note M - “Restructuring and Other Charges” in our Consolidated Financial Statements for more information on restructuring actions in our Cranes segment. The Finance and IT teams will be at the forefront of our administrative simplification efforts in 2018. There are several major projects underway to simplify our account structure, improve processes and enhance performance measurement systems across our Company.

Our “Execute to Win” business system has three priority areas: Lifecycle Solutions, Commercial Excellence and Strategic Sourcing. Under Lifecycle Solutions, our global parts initiatives are progressing as we have teams focused on specific operational improvements to improve service levels to our customers. Our 2018 focus will be on building our global parts organization and developing a longer term telematics strategy. Our Commercial Excellence initiative continues to make progress as we enhanced performance management tools, improved process discipline in sales pipeline and account management and strengthened our commercial leadership. On Strategic Sourcing, we established the global organization in 2017 and launched the first of successive waves to leverage our global purchasing scale. We will be selecting suppliers and begin implementation throughout 2018.

Our full year 2017 financial results demonstrate the significant improvement across the Company as all three segments finished the year strong. AWP sales increased year-over-year, and importantly, its operating margins improved in the second half of the year as well. Our Cranes segment’s profitability improved year-over-year, realizing benefits from its restructuring program. Our MP segment had another strong year, growing sales and operating margin. We see positive momentum in our backlog (firm orders expected to be filled within one year) for our segments, which was up 56% year-over-year, excluding Corporate and Other. This is the fourth consecutive quarter of backlog growth in each of our business segments.

Our AWP segment’s full year 2017 results included better than expected net sales and improved operating margins in the second half of the year, although increased commodity prices, mostly for steel, was a headwind. As we enter 2018, we believe that the replacement cycle trough is waning and we are entering a period of growth. There is accelerating momentum in the global aerials market as worldwide product demand is increasing and rental customers are seeing continued improvement in utilization and rental rates. This can be seen in AWP’s backlog, which is up 51% on a year-over-year basis. We expect margins to improve in 2018, driven by improved product pricing and manufacturing productivity, although the price of steel is a potential headwind we continue to monitor.

Our Cranes segment made significant progress in 2017 as profitability improved year-over-year despite net sales declining. The global crane market remained challenging, but we are seeing signs of stabilization and we saw growth in markets for our tower cranes and utilities products. Entering 2018, we are expecting our first year of sales growth after seven consecutive years of declining sales. We believe there will be pockets of market growth aided by higher oil prices, lower used equipment inventory and general economic growth. We also anticipate new product launches will drive our sales higher in 2018. We are optimistic about Cranes backlog, which grew 70% year-over year. Importantly, profitability is also expected to improve in 2018.

Our MP segment had an excellent finish to another strong year, with its operating profit improving on increased net sales. Growth was driven by our crushing and screening, scrap material handling and environmental product lines. Crushing and screening remained stable in North America, with growth across Europe, Asia and Australia. Our material handling business continued to grow, benefiting from improvements to our commercial capabilities and an improving market outlook. As we enter 2018, we expect global demand for crushing and screening equipment to continue to grow, driven by aggregate consumption. We also expect stronger demand for our material handling equipment and our broad line of environmental products. We are encouraged by our backlog for the segment, which is up 47% compared to the prior year and expect to expand our margins as well in 2018, although the strengthening of the British Pound is a potential headwind.

Geographically, our largest market remains North America, which represents approximately 53% of our global sales in continuing operations. Our sales grew in North America, Eastern Europe/Middle East/Africa and Asia/Pacific on a year-over-year basis. However, our Western European sales were generally stable and Latin American sales were down.

In 2017, we delivered on our commitment to follow our disciplined capital allocation strategy. We improved our balance sheet, reduced our interest expense and rates and returned $924 million to shareholders through share repurchases. See Part II, Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further information on our share repurchases. We are committed to following the same disciplined capital allocation strategy in 2018. As a result, our Board of Directors recently authorized the repurchase of up to an additional $325 million of Terex stock. Our Board of Directors also approved raising our quarterly dividend by 25% to $0.10 per share.

We believe our liquidity continues to be sufficient to meet our business plans. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

By implementing our strategy and strengthening the Company, we are well positioned for what we expect to be an improving global market environment in 2018. We expect to increase revenue and improve operating margins in every business segment. We expect 2018 earnings per share (“EPS”) to be between $2.35 and $2.65, excluding restructuring and other unusual items on net sales of approximately $4.8 billion. Our EPS guidance excludes any benefit associated with the additional share repurchase authorization and includes an approximately 400 basis point reduction in our effective tax rate, driven principally by changes to the U.S. tax code. See Note D - “Income Taxes” for a detailed description of the impact of changes to the U.S. tax code on our Company.

ROIC

ROIC and Non-GAAP Measures (as calculated below) assist in showing how effectively we utilize capital invested in our operations. ROIC is determined by dividing the sum of NOPAT for each of the previous four quarters by the average of Debt less Cash and cash equivalents plus Terex Corporation stockholders’ equity for the previous five quarters. NOPAT for each quarter is calculated by multiplying Income (loss) from operations as adjusted by one minus the annualized effective tax rate.

In the calculation of ROIC, we adjust income (loss) from operations, annualized effective tax rate, cash and cash equivalents, debt and Terex Corporation stockholders’ equity to remove the effects of the impact of certain transactions in order to create a measure that is useful to understanding our operating results and the ongoing performance of our underlying business without the impact of unusual items as shown in the tables below. Furthermore, we believe returns on capital deployed in TFS do not represent our primary operations and, therefore, TFS assets and results from operations have been excluded from the Non-GAAP Measures. Debt is calculated using amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ adjusted NOPAT as this represents the most recent 12-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) thereby providing, over the same time period as the numerator, four quarters of average invested capital.

Terex management and Board of Directors use ROIC as one measure to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Terex Corporation stockholders’ equity, as adjusted provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC for the year ended December 31, 2017 was 8.0%.

Amounts described below are reported in millions of U.S. dollars, except for the annualized effective tax rate. Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Dec ’17	Sep '17	Jun '17	Mar '17	Dec ’16
Annualized effective tax rate, as adjusted	26.9%	26.9%	26.9%	26.9%
Income (loss) from operations, as adjusted	$44.4	$70.4	$79.1	$12.3
Multiplied by: 1 minus annualized effective tax rate, as adjusted	73.1%	73.1%	73.1%	73.1%
NOPAT, as adjusted	$32.5	$51.5	$57.8	$9.0
Debt, as adjusted	$984.8	$984.9	$992.0	$1,242.8	$1,592.6
Less: Cash and cash equivalents, as adjusted	(630.1)	(595.7)	(558.6)	(816.4)	(501.9)
Debt less Cash and cash equivalents, as adjusted	$354.7	$389.2	$433.4	$426.4	$1,090.7
Terex Corporation stockholders’ equity, as adjusted	$1,078.3	$1,193.7	$1,342.6	$1,527.3	$1,553.1
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity, as adjusted	$1,433.0	$1,582.9	$1,776.0	$1,953.7	$2,643.8

December 31, 2017 ROIC	8.0%
NOPAT, as adjusted (last 4 quarters)	$150.8
Average Debt less Cash and cash equivalents plus Terex Corporation stockholders’ equity, as adjusted (5 quarters)	$1,877.9

	Three months ended 12/31/17	Three months ended 9/30/17	Three months ended 06/30/17	Three months ended 03/31/17
Reconciliation of income (loss) from operations:
Income (loss) from operations, as reported	$39.8	$64.2	$75.9	$(6.3)
Adjustments:
Deal related	7.1	(0.3)	2.5	3.6
Restructuring and related	(7.8)	(0.8)	(12.6)	9.0
Transformation	9.8	9.1	17.9	8.4
Asset impairment	—	—	(1.6)	—
(Income) loss from TFS	(4.5)	(1.8)	(3.0)	(2.4)
Income (loss) from operations, as adjusted	$44.4	$70.4	$79.1	$12.3

	As of 12/31/17	As of 9/30/17	As of 06/30/17	As of 03/31/17	As of 12/31/16
Reconciliation of Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$626.5	$592.7	$555.5	$813.9	$428.5
Cash and cash equivalents - assets held for sale	3.6	3.0	3.1	2.5	73.4
Cash and cash equivalents, as adjusted	$630.1	$595.7	$558.6	$816.4	$501.9

Reconciliation of Debt:
Debt - continuing operations	$984.8	$984.9	$992.0	$1,242.8	$1,575.8
Debt - liabilities held for sale	—	—	—	—	16.8
Debt, as adjusted	$984.8	$984.9	$992.0	$1,242.8	$1,592.6

Reconciliation of Terex Corporation stockholders’ equity:
Terex Corporation stockholders’ equity as reported	$1,222.0	$1,379.7	$1,539.8	$1,695.3	$1,484.7
TFS Assets	(181.7)	(220.5)	(228.7)	(236.4)	(238.5)
Effects of adjustments, net of tax:
Deal related	(15.3)	(20.6)	(18.3)	23.9	16.8
Restructuring and related	(8.9)	(3.2)	(2.6)	6.6	112.4
Transformation	33.1	25.9	19.2	6.1	7.6
Extinguishment of debt	38.9	38.9	38.4	33.6	—
Asset impairment	(1.2)	(1.2)	(1.2)	—	179.8
(Income) loss from TFS	(8.6)	(5.3)	(4.0)	(1.8)	(9.7)
Terex Corporation stockholders’ equity, as adjusted	$1,078.3	$1,193.7	$1,342.6	$1,527.3	$1,553.1

	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
Income tax rate, as reported	$112.0	$(52.0)	46.4%
Effect of adjustments:
Deal related	(20.9)	(11.3)
Restructuring and related	(12.2)	(0.5)
Transformation	45.2	(10.1)
Extinguishment of debt	53.1	(19.0)
Asset impairment	(1.6)	0.6
Tax related	—	(5.3)
2017 Federal Tax Act	—	50.4
Annualized effective income tax rate, as adjusted	175.6	(47.2)	26.9%

Sale of MHPS Business

See Item 1, Business, and Note B – “Sale of MHPS Business” in the Notes to the Consolidated Financial Statements for further information regarding the sale of our former MHPS segment to Konecranes, which was completed on January 4, 2017.

RESULTS OF OPERATIONS

2017 COMPARED WITH 2016

Consolidated

	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$4,363.4	—	$4,443.1	—	(1.8)%
Gross profit	$816.0	18.7%	$712.4	16.0%	14.5%
SG&A	$642.4	14.7%	$684.2	15.4%	(6.1)%
Goodwill impairment	$—	—%	$176.0	4.0%	*
Income (loss) from operations	$173.6	4.0%	$(147.8)	(3.3)%	217.5%

*	Not meaningful as a percentage

Net sales for the year ended December 31, 2017 decreased $79.7 million when compared to 2016. The decline in net sales was primarily due to disposition of remaining construction equipment product lines and lower net sales in certain Cranes product lines. These declines were partially offset by higher demand for equipment in our MP and AWP segments.

Gross profit for the year ended December 31, 2017 increased $103.6 million when compared to 2016. The increase was primarily due to higher sales volume in our MP and AWP segments, reduced restructuring and warranty charges in our Cranes segment and improved factory utilization in our AWP segment. The increase was partially offset by changes in customer mix and commodity price increases (primarily steel) in AWP, lower sales volume in Cranes and divestiture of certain construction product lines in Corporate.

SG&A costs for the year ended December 31, 2017 decreased $41.8 million when compared to 2016. The decrease was primarily due to reduced costs associated with the divestiture of certain construction product lines in Corporate and severance in Cranes, partially offset by greater investment in our transformation initiatives in 2017 and higher accruals for team member incentive compensation due to improved Company performance in 2017.

In the year ended December 31, 2016, we recorded a non-cash impairment charge of approximately $176 million to write down the value of goodwill due to deteriorating market conditions in our Cranes segment.

Income from operations increased by $321.4 million for the year ended December 31, 2017 when compared to 2016. The increase was primarily due to year-over-year operating improvement in our Cranes segment mostly due to charges taken in 2016 that did not recur in 2017, reductions to severance accruals and warranty costs and structural cost savings as well as higher sales volume in our MP segment, partially offset by lower operating performance in our AWP segment, mostly due to changes in customer mix and increased commodity prices (primarily steel related).

Aerial Work Platforms

	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,071.5	—	$1,977.8	—	4.7%
Income (loss) from operations	$170.3	8.2%	$177.4	9.0%	(4.0)%

Net sales for the AWP segment for the year ended December 31, 2017 increased $93.7 million when compared to 2016, primarily due to higher demand for aerial equipment in North America and Western Europe, particularly with respect to booms and telehandlers.

Income from operations for the year ended December 31, 2017 decreased $7.1 million when compared to 2016. The decrease was primarily due to increased commodity prices (primarily steel related) and changes in customer mix, partially offset by improved factory utilization and increased sales volume.

Cranes

	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,194.0	—	$1,274.5	—	(6.3)%
Income (loss) from operations	$(17.8)	(1.5)%	$(321.7)	(25.2)%	94.5%

Net sales for the Cranes segment for the year ended December 31, 2017 decreased by $80.5 million when compared to 2016, as global crane markets, although stabilizing, were adversely impacted in 2017 by low oil, gas and commodity prices, reduced demand for large crawler and rough terrain cranes in the wind energy market in Germany and production constraints at our Oklahoma City facility. This was partially offset by the positive impact of foreign exchange rate changes, particularly in Europe, of approximately $16 million.

Loss from operations for the year ended December 31, 2017 decreased by $303.9 million when compared to 2016. The year-over-year improvement was primarily driven by charges taken in 2016 that did not recur in 2017 which included an approximately $176 million goodwill impairment charge, approximately $92 million for severance and restructuring charges, approximately $20 million for asset impairment charges in Europe, Asia and the U.S. and approximately $17 million of charges for increased warranty and inventory reserves. Year-over-year improvement was also due to reductions to severance accruals established in the fourth quarter of the prior year as production volumes are expected to exceed earlier forecasts, requiring us to maintain a higher headcount, reduced warranty costs and structural cost savings. The improvement was partially offset by lower sales volume, primarily large crawler and rough terrain cranes, and increased commodity prices.

See Note K - “Goodwill and Intangible Assets, Net” in the accompanying Consolidated Financial Statements for more information about the goodwill impairment charge recognized in 2016.

Materials Processing

	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,072.5	—	$944.5	—	13.6%
Income (loss) from operations	$124.8	11.6%	$86.3	9.1%	44.6%

Net sales for the MP segment increased by $128.0 million for the year ended December 31, 2017 when compared to 2016, primarily due to higher demand for mobile crushing and screening equipment, Fuchs material handlers, and environmental equipment, partially offset by the negative impact of foreign exchange rate changes, particularly in Europe, of approximately $7 million.

Income from operations for the year ended December 31, 2017 increased $38.5 million when compared to 2016, primarily from the effect of increased sales volume, partially offset by higher operating expenses and the negative impact of foreign exchange activity of approximately $4 million.

Corporate and Other/Eliminations

	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$25.4	—	$246.3	—	(89.7)%
Income (loss) from operations	$(103.7)	*	$(89.8)	*	(15.5)%

*	Not meaningful as a percentage

Net sales amounts include sales in various construction product lines and on-book financing of TFS, as well as elimination of intercompany sales activity among segments. Net sales decreased by $220.9 million for the year ended December 31, 2017 when compared to 2016, primarily attributable to approximately $293 million related to the disposition of remaining construction equipment product lines and lower intercompany sales eliminations, partially offset by increased government sales of approximately $42 million.

Loss from operations increased $13.9 million for the year ended December 31, 2017 when compared to 2016, primarily attributable to greater investment in our transformation initiatives and higher accruals for team member incentive compensation, partially offset by gains on the sale of certain construction product line assets and operating losses from divested construction product lines incurred in the prior year.

Interest Expense, Net of Interest Income

During the year ended December 31, 2017, our interest expense, net of interest income, was $60.6 million, or $37.1 million lower than the prior year due to lower borrowings at lower interest rates.

Loss on Early Extinguishment of Debt

During the year ended December 31, 2017, we recorded a loss on early extinguishment of debt of $52.6 million related to the termination of our 2014 Credit Agreement, the retirement of our 6% Notes (as defined below) and 6-1/2% Notes (as defined below) and an amendment related to the 2017 Credit Agreement which lowered the interest rate on the Company’s senior secured term loan by 0.25%, all as further described in Note N - “Long-Term Obligations”.

Other Income (Expense) — Net

Other income (expense) – net for the year ended December 31, 2017 was income of $51.6 million, a $76.4 million increase in income when compared to the same period in the prior year. As described in Note B - “Sale of MHPS Business”, we sold all Konecranes shares received in connection with sale of MHPS. During the year ended December 31, 2017, we recorded a net gain from the sale of shares of $42.0 million, including $41.6 million attributable to foreign exchange rate changes, and recorded related dividend income of $13.5 million. Additionally, increased income in the current year period is attributable to merger-related costs incurred and asset impairments taken in the prior year, partially offset by increased losses from foreign currency exchange in the current year.

Income Taxes

During the year ended December 31, 2017, we recognized an income tax expense of $52.0 million on income of $112.0 million, an effective tax rate of 46.4%, as compared to an income tax benefit of $77.4 million on a loss of $270.7 million, an effective tax rate of 28.6%, for the year ended December 31, 2016. The higher effective tax rate for the year ended December 31, 2017 was primarily due to tax expense associated with the 2017 Federal Tax Act partially offset by favorable jurisdictional mix.

On December 22, 2017, the 2017 Federal Tax Act was enacted, which includes significant changes to existing U.S. tax laws that impact our Company, most notably, a reduction of the U.S. corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, a one-time mandatory tax (“Transition Tax”) on accumulated earnings and profits (“E&P”) of our foreign subsidiaries that have not been subject to U.S. tax, and accelerated depreciation on certain assets placed into service after September 27, 2017 and through December 31, 2022. We have calculated our reasonable estimate of the impact from the 2017 Federal Tax Act in our year-end income tax provision in accordance with our understanding of the 2017 Federal Tax Act and guidance available as of the date of this filing. As a result, we recorded $50.4 million of provisional tax expense in the fourth quarter of 2017 (i.e., enactment period of the 2017 Federal Tax Act) consisting of $29.8 million related to the Transition Tax and $20.6 million from the remeasurement of the Company’s net deferred tax assets in the U.S. based on the new, lower 21% corporate income tax rate. See Note D - “Income Taxes,” in our Consolidated Financial Statements.

Income (Loss) from Discontinued Operations

Income from discontinued operations for the year ended December 31, 2016 of $14.3 million was related to our MHPS business which was sold on January 4, 2017.

Gain (Loss) on Disposition of Discontinued Operations

During the year ended December 31, 2017, we recognized a gain on disposition of discontinued operations - net of tax of $65.7 million related to the sale of our MHPS business and $3.0 million due to contractual earnout payments related to the sale of our Atlas heavy construction equipment and knuckle-boom cranes businesses (“Atlas”). During the year ended December 31, 2016, we recognized a gain on disposition of discontinued operations - net of tax of $3.5 million, related primarily to Atlas contractual earnout payments.

2016 COMPARED WITH 2015

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

See Note K - “Goodwill and Intangible Assets, Net” in the accompanying Consolidated Financial Statements for more information about the goodwill impairment charge recognized in 2016.

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

Corporate and Other/Eliminations

	2016		2015
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$246.3	—	$269.1	—	(8.5)%
Income (loss) from operations	$(89.8)	*	$(71.4)	*	(25.8)%
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

Other Income (Expense) — Net

Other income (expense) — net for the year ended December 31, 2016 was expense of $24.8 million, an increase of $1.2 million when compared to expense of $23.6 million in the prior year.  During 2016, we recognized approximately $25 million for impairments related to certain investments and approximately $20 million of merger and deal-related costs, partially offset by approximately $19 million of foreign currency exchange gains. The 2015 expense was driven primarily by approximately $15 million of merger and deal-related costs and approximately $6 million of foreign currency exchange losses.

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

We believe the following are among our most significant accounting policies which are important in determining the reporting of transactions and events and which utilize estimates about the effect of matters that are inherently uncertain and therefore are based on management judgment. Please refer to Note A – “Basis of Presentation” in the accompanying Consolidated Financial Statements for a complete listing of our accounting policies.

Inventories – In valuing inventory, we are required to make assumptions regarding level of reserves required to value potentially obsolete or over-valued items at the lower of cost or net realizable value (“NRV”). These assumptions require us to analyze the aging of and forecasted demand for our inventory, forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory. Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with our customers for future orders, including their plans for expenditures, and market trends for similar products. Our judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage. Valuation of used equipment taken in trade from customers requires us to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events that could significantly influence our judgment and related estimates include general economic conditions in markets where our products are sold, new equipment price fluctuations, actions of our competitors, including introduction of new products and technological advances, as well as new products and design changes we introduce. We make adjustments to our inventory reserve based on identification of specific situations and increase our inventory reserves accordingly. As further changes in future economic or industry conditions occur, we will revise estimates used to calculate our inventory reserves.

If actual conditions are less favorable than those we have projected, we will increase our reserves for lower of cost or NRV, excess and obsolete inventory accordingly. Any increase in our reserves will adversely impact our results of operations. Establishment of a reserve for lower of cost or NRV, excess and obsolete inventory establishes a new cost basis in the inventory. Such reserves are not reduced until the product is sold.

Accounts Receivable – We are required to judge our ability to collect accounts receivable from our customers. Valuation of receivables includes evaluating customer payment histories, customer leverage, availability of third-party financing, political and foreign exchange risks and other factors. Many of these factors, including assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. Given current economic conditions, there can be no assurance our historical accounts receivable collection experience will be indicative of future results.

Guarantees – We have issued guarantees to financial institutions related to customer financing of equipment purchases by our customers. We must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer’s payment history, leverage, availability of third party financing, political and exchange risks, and other factors. Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty.

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

We issue, from time to time, residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. We are generally able to mitigate some risk associated with these guarantees because maturity of guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

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

There can be no assurance our historical experience in used equipment markets will be indicative of future results. Our ability to recover losses from our guarantees may be affected by economic conditions in used equipment markets at the time of loss. See Note R – “Litigation and Contingencies” in the Notes to the Consolidated Financial Statements for further information regarding our guarantees.

Revenue Recognition – We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is probable. Product is considered delivered to the customer once it has been shipped and risk of loss has been transferred. The majority of our revenue is recognized at the time of shipment. Certain of our businesses account for sales discounts and allowances based on sales volumes. These items primarily relate to sales volume incentives and special pricing allowances. This requires us to estimate at the time of sale the amounts that should not be recorded as revenue as these amounts are not expected to be collected from customers. We principally rely on historical experience, specific customer agreements, and anticipated future trends to estimate these amounts at the time of shipment.

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

Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which discrete financial information with similar economic characteristics is available and operating results are regularly reviewed by our chief operating decision maker. We have three reportable operating segments: AWP, Cranes and MP. All operating segments are comprised of one reporting unit. Only AWP and MP goodwill is tested for impairment as Cranes goodwill was fully impaired in 2016.

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

The quantitative goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. We use an income approach, along with other relevant market information, derived from a discounted cash flow model to estimate fair value of our reporting units. The aggregate fair value of our reporting units is compared to our market capitalization on the valuation date to assess its reasonableness. Initial recognition of goodwill, as well as the annual review of carrying value of goodwill, requires that we develop estimates of future business performance. These estimates are used to derive expected cash flows and include assumptions regarding future sales levels and the level of working capital needed to support a given business. We rely on data developed by business segment management as well as macroeconomic data in making these calculations. The discounted cash flow model also includes a determination of our weighted average cost of capital by reporting unit. Cost of capital is based on assumptions about interest rates as well as a risk-adjusted rate of return required by our equity investors. Changes in these estimates can impact present value of expected cash flows used in determining fair value of a given business.

The second step of the process involves calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. Implied fair value of goodwill is determined by measuring the excess of estimated fair value of the reporting unit over estimated fair values of individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If implied fair value of goodwill exceeds carrying value of goodwill assigned to the reporting unit, there is no impairment. If carrying value of goodwill assigned to a reporting unit exceeds implied fair value of goodwill, an impairment loss is recorded for the excess. An impairment loss cannot exceed carrying value of goodwill assigned to a reporting unit and subsequent reversal of goodwill impairment losses is not permitted. See Note K – “Goodwill and Intangible Assets, Net” and Note E – “Discontinued Operations and Assets and Liabilities Held for Sale” in the Notes to the Consolidated Financial Statements for further information.

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

Accrued Warranties – We record accruals for unasserted warranty claims based on our claim experience. Warranty costs are accrued at the time revenue is recognized. However, adjustments to the initial warranty accrual are recorded if actual claims experience indicates adjustments are necessary. These warranty costs are based upon management’s assessment of past claims and current experience. However, actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation as a result of many factors that cannot be predicted with certainty, including production quality issues, performance of new products, models and technology, changes in weather conditions for product operation, different uses for products and other similar factors.

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

Defined Benefit Plans – Pension benefits represent financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. As of December 31, 2017, we maintained one qualified defined benefit pension plan and one nonqualified plan covering certain U.S. employees. Benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during final years of employment. Benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. Participation in the qualified plan is frozen and participants are only credited with post-freeze service for purposes of determining vesting and retirement eligibility. It is our policy, generally, to fund the qualified U.S. plan based on requirements of the Employee Retirement Income Security Act of 1974. See Note P – “Retirement Plans and Other Benefits” in the Notes to the Consolidated Financial Statements. The nonqualified plan provides retirement benefits to certain senior executives of the Company and is unfunded. Generally, the nonqualified plan provides a benefit based on average total compensation earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program, excluding salary deferrals and matching contributions. In addition, benefits are reduced by Social Security Primary Insurance Amounts attributable to Company contributions. Participation in the nonqualified plan is frozen; however, eligible participants are credited with post-freeze service for purposes of determining vesting and the amount of benefits.

We maintain defined benefit plans in France, Germany, India, Switzerland and the United Kingdom (“U.K.”) for some of our subsidiaries. The plans in France, Germany and India are unfunded plans. The plan in the U.K. is frozen. Participation in the German plans is frozen; however, eligible participants are credited with post-freeze service for purposes of determining vesting and the amount of benefits. For our operations in Italy there are mandatory termination indemnity plans providing a benefit payable upon termination of employment in substantially all cases of termination. We record this obligation based on the mandated requirements. The measure of the current obligation is not dependent on the employees’ future service and therefore is measured at current value.

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

Determination of defined benefit pension and post-retirement plan obligations and their associated expenses requires use of actuarial valuations to estimate the benefits employees earn while working, as well as the present value of those benefits. We use the services of independent actuaries to assist with these calculations. Inherent in these valuations are economic assumptions, including expected returns on plan assets, discount rates at which liabilities may be settled, rates of increase of health care costs, rates of future compensation increases as well as employee demographic assumptions such as retirement patterns, mortality and turnover. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover rates, or longer or shorter life spans of participants. In 2014, the Society of Actuaries (the “Society”) issued the RP-2014 mortality tables and improvement scale MP-2014. In 2015, 2016 and again in 2017, the Society issued improvement scales MP-2015, MP-2016 and MP-2017, respectively. The improvement scales are intended to improve the accuracy of the RP-2014 mortality tables and provide the best mortality estimates available for calculating expense and projected benefit obligations. Terex adopted the MP-2014 mortality tables when they were issued and has also adopted each improvement scale for its U.S. pension plans when they have become available. Actual results that differ from the actuarial assumptions used are recorded as unrecognized gains and losses. Unrecognized gains and losses that exceed 10% of the greater of the plan’s projected benefit obligations or the market-related value of assets are amortized to earnings over the shorter of the estimated future service period of the plan participants or the period until any anticipated final plan settlements. The assumptions used in the actuarial models are evaluated periodically and are updated to reflect experience. We believe the assumptions used in the actuarial calculations are reasonable and are within accepted practices in each of the respective geographic locations in which we operate.

Expected long-term rates of return on pension plan assets were 7.00% for the U.S. plan, 4.50% for the U.K. plan and 2.00% for the Swiss plan at December 31, 2017. Our strategy with regard to the investments in the pension plans is to earn a rate of return sufficient to match or exceed the long-term growth of pension liabilities. The expected rate of return of plan assets represents an estimate of long-term returns on the investment portfolio. These rates are determined annually by management based on a weighted average of current and historical market trends, historical portfolio performance and the portfolio mix of investments. The expected long-term rate of return on plan assets at December 31 is used to measure the earnings effects for the subsequent year. The difference between the expected return and the actual return on plan assets affects the calculated value of plan assets and, ultimately, future pension expense (income).

The discount rates for pension plan liabilities were 3.78% for the U.S. plan and 0.70% to 10.71% with a weighted average of 2.15% for non-U.S. plans at December 31, 2017. The discount rate enables us to estimate the present value of expected future cash flows on the measurement date. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments at the December 31 measurement date. The discount rate at December 31 is used to measure the year-end benefit obligations and the earnings effects on the subsequent year. Typically, a higher discount rate decreases the present value of benefit obligations.

Our U.S. pension plan is frozen so there is no expected rate of compensation increase; however, our nonqualified Supplemental Executive Retirement Plan has an expected rate of compensation increase of 3.75%. Our U.K. pension plan is frozen so there is no expected rate of compensation increase; however, other Non-US plans’ expected rates of compensation increases were 1.00% to 10.00% with a weighted average for all Non-U.S. plans of 0.93% at December 31, 2017. These estimated annual compensation increases are determined by management every year and are based on historical trends and market indices.

We have recorded the underfunded status on our balance sheet as a liability and the unrecognized prior service costs and actuarial gains (losses) as an adjustment to Stockholders’ equity on the Consolidated Balance Sheet. The net decrease in the liability and funded status of $2.2 million was due to earnings on our pension assets partially offset by the negative effect of changes in foreign exchange rates and changes in assumptions from the previous year, primarily decreases in discount rates.

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

Assumptions used in computing our net pension expense and projected benefit obligation have a significant effect on the amounts reported. A 25 basis point change in each assumption below would have the following effects upon net pension expense and projected benefit obligation, respectively, as of and for the year ended December 31, 2017:

	Increase		Decrease
	Discount Rate	Expected long- term rate of return	Discount Rate	Expected long- term rate of return
	($ amounts in millions)
U. S. Plan:
Net pension expense	$(0.2)	$(0.3)	$0.2	$0.3
Projected benefit obligation	$(4.2)	$—	$4.4	$—

Non-U.S. Plans:
Net pension expense	$0.2	$(0.3)	$(0.2)	$0.3
Projected benefit obligation	$(9.8)	$—	$10.2	$—

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

We do not provide for income taxes or tax benefits on differences between financial reporting basis and tax basis of our non-U.S. subsidiaries where such differences are reinvested and, in our opinion, will continue to be indefinitely reinvested. If earnings of foreign subsidiaries are not considered indefinitely reinvested, deferred U.S. income taxes, foreign income taxes, and foreign withholding taxes may have to be provided. We do not record deferred income taxes on the temporary difference between the book and tax basis in domestic subsidiaries where permissible. At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to our investment in non-U.S. subsidiaries is not practicable.

Judgments and estimates are required to determine tax expense and deferred tax valuation allowances and in assessing uncertain tax positions. Tax returns are subject to audit and local taxing authorities could challenge tax-filing positions we take. Our practice is to file income tax returns that conform to requirements of each jurisdiction and to record provisions for tax liabilities, including interest and penalties, in accordance with ASC 740, “Income Taxes.” Given the continued changes and complexity in worldwide tax laws, coupled with our geographic scope and size there may be greater exposure to uncertain tax positions. Given the subjective nature of applicable tax laws, results of an audit of some of our tax returns could have a significant impact on our financial statements.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP when a SEC registrant does not have the necessary information available, compiled, analyzed, or reviewed in sufficient detail to complete the accounting for certain income tax effects from the 2017 Federal Tax Act. In accordance with SAB 118, we have made a reasonable estimate of the effects on our existing U.S. deferred tax balances and the one-time mandatory Transition Tax. We also determined that we were not able to make a reasonable estimate of state and foreign income and withholding tax that may be due on the actual repatriation of earnings that have been taxed for federal tax purposes. Additional work is necessary to produce more detailed analyses as well as evaluate potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to tax expense when the analysis is complete. See Note D - “Income Taxes,” in our Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note A – “Basis of Presentation” in the accompanying Consolidated Financial Statements for a summary of recently issued accounting pronouncements.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving credit facility) for the efficient operation of our business.  We had cash and cash equivalents, including cash and cash equivalents recorded as Current assets held for sale, of $630.1 million at December 31, 2017. We had undrawn availability under our revolving credit facility of $450.0 million, giving us total liquidity of $1,080.1 million. In January 2017, we reduced the size of our revolving credit facility by $150 million, which was a key driver in the change in our liquidity at December 31, 2017 decreasing by approximately $22 million as compared to December 31, 2016. During the year ended December 31, 2017, we generated approximately $835 million in cash due to the sale of our MHPS business, approximately $770 million in cash from the sales of our Konecranes shares and approximately $153 million in net cash provided by operating activities. During the year ended December 31, 2017, we used our liquidity to repay debt, net of debt issuances, of approximately $583 million and repurchase approximately $924 million of our common stock.

Typically, we have invested our cash in a combination of highly rated, liquid money market funds and in short-term bank deposits with large, highly rated banks. Our investment objective is to preserve capital and liquidity while earning a market rate of interest.

We seek to use cash held by our foreign subsidiaries to support our operations and continued growth plans outside the United States through funding of capital expenditures, operating expenses or other similar cash needs of these operations. Most of this cash could be used in the U.S., if necessary. Cash repatriated to the U.S. could be subject to incremental local taxation.

As a result of the 2017 Federal Tax Act, we have changed our indefinite reinvestment assertion related to foreign earnings that have been taxed in the U.S. and now consider these earnings no longer indefinitely reinvested. We expect to repatriate cash in excess of that which is indefinitely reinvested when not required by our non-U.S. subsidiaries to the U.S. and continue to plan to indefinitely reinvest amounts in excess of earnings taxed in the U.S. See Note D - “Income Taxes,” in our Consolidated Financial Statements. There are no trends, demands or uncertainties as a result of the Company’s cash re-investment policy that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility.

Consistent with our expectations, we generated cash from operations during the year ended December 31, 2017. Generating cash from operations depends primarily on our ability to earn net income through the sales of our products and to manage our investment in working capital. We generated $52.7 million in free cash flow for the year ended December 31, 2017. This was primarily due to improved profitability on our business and working capital efficiency. We are expecting to generate approximately $100 million of free cash flow in 2018. This guidance includes spending roughly $46 million on transformation and building an additional $40 million of AWP inventories in the second half of 2018 to be prepared for 2019, but excludes approximately $20 million to purchase our principal Northern Ireland based crushing and screening manufacturing facilities.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

Year Ended 12/31/2017
Net cash provided by (used in) operating activities	153.0
Increase (decrease) in TFS assets	(56.8)
Capital expenditures	(43.5)
Free cash flow	$52.7

Our main sources of funding are cash generated from operations, including cash generated from the sale of receivables, loans from our bank credit facilities, and funds raised in capital markets. Pursuant to terms of our trade accounts receivable factoring arrangements, during the year ended December 31, 2017, we sold, without recourse, approximately $631 million of trade accounts receivable to improve our liquidity. During the year ended December 31, 2017, we also sold approximately $267 million of sales-type leases and commercial loans.

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

Working capital as a percent of trailing three month annualized net sales was 21.7% at December 31, 2017 compared to 20.8% at December 31, 2016 demonstrating our continued efficient use of resources.

The following tables show the calculation of our working capital in continuing operations and trailing three months annualized sales as of December 31, 2017 and December 31, 2016 (in millions):

	Three months ended 12/31/17	Three months ended 12/31/16
Net Sales	$1,063.6	$974.7
x	4	4
Trailing Three Month Annualized Net Sales	$4,254.4	$3,898.8

	As of 12/31/17	As of 12/31/16
Inventories	$969.6	$853.8
Trade Receivables	579.9	512.5
Less: Trade Accounts Payable	(592.4)	(522.7)
Less: Customer advances	(32.6)	(33.0)
Total Working Capital	$924.5	$810.6

On January 31, 2017, we entered into a new credit agreement which was subsequently amended on August 17, 2017 (the “2017 Credit Agreement”). The 2017 Credit Agreement provides us with a senior secured revolving line of credit of up to $450 million that is available through January 31, 2022 and a $400 million senior secured term loan, which will mature on January 31, 2024. The 2017 Credit Agreement allows unlimited incremental commitments, which may be extended at the option of existing or new lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, with incremental amounts in excess of $300 million as long as the Company satisfies a senior secured leverage ratio contained in the 2017 Credit Agreement. Borrowings under our 2017 Credit Agreement U.S. dollar term loan were $395.1 million as of December 31, 2017 and there were no revolving credit amounts outstanding.

Our previous credit agreement provided us with a revolving line of credit of up to $600 million plus a $230 million senior secured term loan and a €200 million senior secured term loan. See Note N - “Long-Term Obligations,” in our Consolidated Financial Statements for information concerning the 2017 Credit Agreement and our previous credit agreement.

Interest rates charged under the revolving line of credit in the 2017 Credit Agreement are subject to adjustment based on our consolidated leverage ratio. The U.S. dollar term loan bears interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 2.25%, with a floor of 0.75% on LIBOR. At December 31, 2017, the weighted average interest rate on our term loan was 3.94%.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

On January 31, 2017, we sold and issued $600 million aggregate principal amount of Senior Notes due 2025 (“5-5/8% Notes”) at par in a private offering. The proceeds from the 5-5/8% Notes, together with cash on hand, including cash from the sale of our MHPS business, were used: (i) to complete a tender offer for up to $550 million of our 6% Senior Notes due 2021 (“6% Notes”), (ii) to redeem and discharge such portion of the 6% Notes not purchased in the tender offer, (iii) to fund a $300 million partial redemption of the 6% Notes, (iv) to fund repayment of all $300 million aggregate principal amount outstanding of our 6.5% Senior Notes due 2020 (“6-1/2% Notes”) on or before April 3, 2017, (v) to pay related premiums, fees, discounts and expenses and (vi) for general corporate purposes, including repayment of borrowings outstanding under our previous credit agreement. During the first quarter of 2017, all of the 6% Notes were redeemed and $45.8 million of the 6-1/2% Notes were repurchased. On April 3, 2017, the remaining $254.2 million of 6-1/2% Notes was redeemed. The 5-5/8% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries. See Note N - “Long-Term Obligations” in the Notes to the Consolidated Financial Statements for further information.

Our investment in financial services assets was approximately $182 million, net at December 31, 2017. We remain focused on expanding financing solutions in key markets like the U.S. and Europe. We also anticipate using TFS to drive incremental sales by increasing direct customer financing through TFS in certain instances.

In February 2015, we announced authorization by our Board of Directors for the repurchase of up to $200 million of our outstanding shares of common stock, of which approximately $131 million of this authorization was utilized prior to January 1, 2017. In February 2017, we announced authorization by our Board of Directors for the repurchase of up to an additional $350 million of our outstanding shares of common stock. In May 2017, we announced the completion of the February 2015 and February 2017 authorizations and subsequently that our Board of Directors had authorized the repurchase of up to an additional $280 million of our outstanding shares of common stock. In September 2017, we announced the completion of the May 2017 authorization and subsequently that our Board of Directors had authorized the repurchase of up to an additional $225 million of our outstanding shares of common stock. During the year ended December 31, 2017, we repurchased a total of 25.7 million shares for $923.7 million under these programs. In the first quarter of 2018, we announced authorization by our Board of Directors for the repurchase of up to $325 million of our outstanding shares of common stock. In each quarter of 2017, our Board of Directors declared a dividend of $0.08 per share, which was paid to our shareholders. In the first quarter of 2018, our Board of Directors declared a quarterly dividend of $0.10 per share, to be paid on March 19, 2018 to all stockholders of record as of the close of business on March 9, 2018.

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

Cash Flows

Cash provided by operations for the year ended December 31, 2017 totaled $153.0 million, compared to cash provided by operations of $377.1 million for the year ended December 31, 2016.  The decrease in cash provided by operations was primarily driven by higher restructuring, severance and other accruals, including those related to our former MHPS business, set up in the prior year and settled in 2017, increased inventory purchases associated with higher backlog and increased receivables associated with higher fourth quarter sales in the current year as compared to the prior year, partially offset by increased net income.

Cash provided by investing activities for the year ended December 31, 2017 was $1,535.6 million, compared to $11.8 million cash used in investing activities for the year ended December 31, 2016.  The increase in cash provided by investing activities was primarily due to cash received from the sale of our MHPS business, including the subsequent sale of Konecranes stock in 2017 compared to 2016.

Cash used in financing activities was $1,606.5 million for the year ended December 31, 2017, compared to cash used in financing activities for the year ended December 31, 2016 of $310.2 million.  The increase in cash used in financing was primarily due to share repurchases and redemptions of our 6-1/2% Notes and 6% Notes and a reduction in term loans, partially offset by the issuance of our 5-5/8% Notes in the current year period compared to 2016.

Contractual Obligations

The following table sets out our specified contractual obligations at December 31, 2017 (in millions):

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations	$1,345.6	$55.3	$111.6	$110.7	$1,068.0
Capital lease obligations	3.3	0.3	1.0	1.3	0.7
Operating lease obligations	153.5	31.1	45.2	33.8	43.4
Purchase obligations (1)	591.0	587.7	3.3	—	—
Total	$2,093.4	$674.4	$161.1	$145.8	$1,112.1

(1)	Purchase obligations include non-cancellable and cancellable commitments. In many cases, cancellable commitments contain penalty provisions for cancellation.

Long-term debt obligations include expected interest expense. Interest expense is calculated using fixed interest rates for indebtedness that has fixed rates and the implied forward rates as of December 31, 2017 for indebtedness that has floating interest rates.

As of December 31, 2017, our liability for uncertain income tax positions was $14.0 million.  The amount of reasonably possible payments in 2018 related to our tax audits worldwide is not significant.  Payments may be made in part to mitigate the accrual of interest in connection with income tax audit assessments that may be issued and that we would contest, or may in part be made to settle the matter with tax authorities.  Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with remaining liabilities, we are unable to make a reasonable estimate of the amount and period in which these remaining liabilities might be paid.

Additionally, at December 31, 2017, we had outstanding letters of credit that totaled $57.4 million and had issued $45.6 million in credit guarantees of customer financing to purchase equipment.

We maintain defined benefit pension plans for some of our operations in the United States and Europe. It is our policy to fund the retirement plans at the minimum level required by applicable regulations. In 2017, we made cash contributions and payments to the retirement plans of $9 million, and we estimate that our retirement plan contributions will be approximately $9 million in 2018. Changes in market conditions, changes in our funding levels or actions by governmental agencies may result in accelerated funding requirements in future periods.

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

We issue, from time to time, residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. We are generally able to mitigate some risk associated with these guarantees because maturity of guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

There can be no assurance our historical experience in used equipment markets will be indicative of future results. Our ability to recover losses from our guarantees may be affected by economic conditions in used equipment markets at the time of loss.

See Note R – “Litigation and Contingencies” in the Notes to the Consolidated Financial Statements for further information regarding our guarantees.

CONTINGENCIES AND UNCERTAINTIES

Foreign Exchange and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while costs associated with those revenues are only partly incurred in the same currencies. We enter into foreign exchange contracts to manage the variability of future cash flows associated with recognized assets or liabilities or forecasted transactions due to changing currency exchange rates.  Primary currencies to which we are exposed are the Euro, British Pound and Australian Dollar. See Risk Factor entitled, “We are subject to currency fluctuations.” in Item 1A. for further information on our foreign exchange risk.

We manage exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintaining an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary.

See Note L - “Derivative Financial Instruments” in the Notes to the Consolidated Financial Statements for further information about our derivatives and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the impact that changes in foreign currency exchange rates and interest rates may have on our financial performance.

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and other matters. See Note R – “Litigation and Contingencies” in the Notes to the Consolidated Financial Statements for more information concerning contingencies and uncertainties, including our securities and stockholder derivative lawsuits, and our proceedings involving certain former shareholders of DCAG. We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage, intellectual property and other insurable risks required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of our liability. However, we do not believe these contingencies and uncertainties will, individually or in aggregate, have a material adverse effect on our operations. For contingencies and uncertainties other than income taxes, when it is probable that a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

See Item 1. Business – Safety and Environmental Considerations for additional discussion of safety and environmental items.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that exist as part of our ongoing business operations and we use derivative financial instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. For further information on accounting related to derivative financial instruments, refer to Note L – “Derivative Financial Instruments” in our Consolidated Financial Statements.

Foreign Exchange Risk

Our products are sold in over 100 countries around the world. The reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the Euro, British Pound and Australian dollar. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. dollars at the applicable exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency. Due to the continued volatility of foreign currency exchange rates to the U.S. dollar, fluctuations in currency exchange rates may have an impact on the accuracy of our financial guidance. Such fluctuations in foreign currency rates relative to the U.S. dollar may cause our actual results to differ materially from those anticipated in our guidance and have a material adverse effect on our business or results of operations. We note that the upcoming withdrawal of the U.K. from the E.U. may negatively impact the value of the British Pound as compared to the U.S. dollar and other currencies as the U.K. negotiates and executes its exit from the E.U., which is scheduled to occur in 2019. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures.

At December 31, 2017, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the year ended December 31, 2017 would have had an approximately $16 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At December 31, 2017, approximately 40% of our debt was floating rate debt and the weighted average interest rate for all debt was 4.88%.

At December 31, 2017, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at December 31, 2017 would have increased interest expense by approximately $2 million for the year ended December 31, 2017.

Commodities Risk

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

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost of these materials and components may affect our financial performance. If we are not able to recover increased raw material or component costs from our customers, our margins could be adversely affected. During 2017, unfavorable input cost changes in some areas, largely related to steel prices, were partially offset by favorable changes in other areas. We continue to monitor global steel prices, as a sustained increase in prices would have an unfavorable impact on our input costs.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of our independent registered public accounting firm and our Consolidated Financial Statements and Financial Statement Schedule are filed pursuant to this Item 8 and are included later in this report. See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

Unaudited Quarterly Financial Data

Certain amounts reported below have been changed from those previously reported on Forms 10-Q to reflect the impact of discontinued operations for all periods. Summarized quarterly financial data for 2017 and 2016 are as follows (in millions, except per share amounts):

	2017				2016
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net sales	$1,063.6	$1,111.2	$1,181.7	$1,006.9	$974.7	$1,056.4	$1,297.7	$1,114.3
Gross profit	204.0	219.0	240.7	152.3	104.7	183.9	242.1	181.7
Net income (loss) from continuing operations attributable to common stockholders	(31.7)	56.6	95.4	(60.3)	(313.9)	33.3	109.6	(22.0)
Income (loss) from discontinued operations – net of tax	—	—	—	—	46.7	63.5	(44.6)	(52.2)
Gain (loss) on disposition of discontinued operations – net of tax	5.0	2.6	5.4	55.7	—	—	0.1	3.4
Net income (loss) attributable to Terex Corporation	(26.7)	59.2	100.8	(4.6)	(267.2)	96.8	65.1	(70.8)
Per share:
Basic
Net income (loss) from continuing operations attributable to common stockholders	$(0.38)	$0.64	$0.99	$(0.57)	$(2.96)	$0.31	$1.01	$(0.20)
Income (loss) from discontinued operations – net of tax	—	—	—	—	0.44	0.59	(0.41)	(0.48)
Gain (loss) on disposition of discontinued operations – net of tax	0.06	0.03	0.06	0.53	—	—	—	0.03
Net income (loss) attributable to Terex Corporation	(0.32)	0.67	1.05	(0.04)	(2.52)	0.90	0.60	(0.65)
Diluted
Net income (loss) from continuing operations attributable to common stockholders	$(0.37)	$0.63	$0.98	$(0.57)	$(2.96)	$0.31	$1.00	$(0.20)
Income (loss) from discontinued operations – net of tax	—	—	—	—	0.44	0.58	(0.41)	(0.48)
Gain (loss) on disposition of discontinued operations – net of tax	0.06	0.03	0.06	0.53	—	—	—	0.03
Net income (loss) attributable to Terex Corporation	(0.31)	0.66	1.04	(0.04)	(2.52)	0.89	0.59	(0.65)

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of December 31, 2017, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2017. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	2,587 (1)	$65.57	2,182,443
Equity compensation plans not approved by stockholders	—	—	—
Total	2,587		2,182,443

(1)
This does not include 3,111,057 shares of restricted stock awards and 762,953 shares held in a Rabbi Trust for a deferred compensation plan, which are also not included in the calculation of the weighted average exercise price of outstanding options, warrants and rights in column (b) of this table.

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

The exhibits set forth below are filed as part of this Form 10-K.

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

10.21	Employment Letter from Terex Corporation signed by John Sheehan on February 5, 2017. *, ***

12	Calculation of Ratio of Earnings to Fixed Charges. *

21.1	Subsidiaries of Terex Corporation.*

23.1	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP, Stamford, Connecticut.*

24.1	Power of Attorney.*

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002. **

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Exhibit filed with this document.
**	Exhibit furnished with this document.
***	Denotes a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEREX CORPORATION

By:	/s/ John L. Garrison, Jr.	February 16, 2018
John L. Garrison, Jr.
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ John L. Garrison, Jr	President, Chief Executive Officer	February 16, 2018
John L. Garrison, Jr.	and Director
(Principal Executive Officer)

/s/ John D. Sheehan	Senior Vice President and Chief Financial	February 16, 2018
John D. Sheehan	Officer
(Principal Financial Officer)

/s/ Mark I. Clair	Vice President, Controller and Chief	February 16, 2018
Mark I. Clair	Accounting Officer
(Principal Accounting Officer)

*/s/ Paula H. J. Cholmondeley	Director
Paula H. J. Cholmondeley

*/s/ Don DeFosset	Director
Don DeFosset

*/s/ Thomas J. Hansen	Director
Thomas J. Hansen

*/s/ Matthew P. Hepler	Director
Matthew P. Hepler

*/s/ Raimund Klinkner	Director
Raimund Klinkner

*/s/ Andra M. Rush	Director
Andra M. Rush

*/s/ David A. Sachs	Non-Executive Chairman and Director
David A. Sachs

*/s/ Oren G. Shaffer	Director
Oren G. Shaffer

*/s/ David C. Wang	Director
David C. Wang

*/s/ Scott W. Wine	Director
Scott W. Wine

*By /s/ John D. Sheehan		February 16, 2018
John D. Sheehan, as Attorney-in-Fact

THIS PAGE IS INTENTIONALLY BLANK

NEXT PAGE IS NUMBERED “F-1”

TEREX CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

TEREX CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2017 AND 2016
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2017

FINANCIAL STATEMENT SCHEDULE

Schedule II – Valuation and Qualifying Accounts and Reserves	F-58

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission (“SEC”) are not required under the related instructions, or are not applicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Terex Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Terex Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for stock compensation and the manner in which it accounts for certain cash payments on the consolidated statement of cash flows in 2017.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP

Stamford, Connecticut
February 16, 2018

We have served as the Company’s auditor since 1992.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(in millions, except per share data)

	Year Ended December 31,
	2017	2016	2015
Net sales	$4,363.4	$4,443.1	$5,021.7
Cost of goods sold	(3,547.4)	(3,730.7)	(4,050.5)
Gross profit	816.0	712.4	971.2
Selling, general and administrative expenses	(642.4)	(684.2)	(647.5)
Goodwill impairment	—	(176.0)	—
Income (loss) from operations	173.6	(147.8)	323.7
Other income (expense)
Interest income	6.9	4.3	3.8
Interest expense	(67.5)	(102.0)	(108.1)
Loss on early extinguishment of debt	(52.6)	(0.4)	(0.1)
Other income (expense) – net	51.6	(24.8)	(23.6)
Income (loss) from continuing operations before income taxes	112.0	(270.7)	195.7
(Provision for) benefit from income taxes	(52.0)	77.4	(67.5)
Income (loss) from continuing operations	60.0	(193.3)	128.2
Income (loss) from discontinued operations – net of tax	—	14.3	17.4
Gain (loss) on disposition of discontinued operations – net of tax	68.7	3.5	3.4
Net income (loss)	128.7	(175.5)	149.0
Net loss (income) from continuing operations attributable to noncontrolling interest	—	0.3	0.2
Net loss (income) from discontinued operations attributable to noncontrolling interest	—	(0.9)	(3.3)
Net income (loss) attributable to Terex Corporation	$128.7	$(176.1)	$145.9
Amounts attributable to Terex Corporation common stockholders:
Income (loss) from continuing operations	$60.0	$(193.0)	$128.4
Income (loss) from discontinued operations – net of tax	—	13.4	14.1
Gain (loss) on disposition of discontinued operations – net of tax	68.7	3.5	3.4
Net income (loss) attributable to Terex Corporation	$128.7	$(176.1)	$145.9
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.65	$(1.79)	$1.20
Income (loss) from discontinued operations – net of tax	—	0.13	0.13
Gain (loss) on disposition of discontinued operations – net of tax	0.74	0.03	0.03
Net income (loss) attributable to Terex Corporation	$1.39	$(1.63)	$1.36
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$0.63	$(1.79)	$1.17
Income (loss) from discontinued operations – net of tax	—	0.13	0.13
Gain (loss) on disposition of discontinued operations – net of tax	0.73	0.03	0.03
Net income (loss) attributable to Terex Corporation	$1.36	$(1.63)	$1.33
Weighted average number of shares outstanding in per share calculation
Basic	92.8	107.9	107.4
Diluted	94.9	107.9	109.6

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$128.7	$(175.5)	$149.0
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment, net of (provision for) benefit from taxes of $(7.5), $14.0 and $11.7, respectively	470.6	(123.0)	(247.3)
Derivative hedging adjustment, net of (provision for) benefit from taxes of $(1.2), $1.2 and $(0.4), respectively	4.5	(4.7)	3.0
Debt and equity securities adjustment, net of (provision for) benefit from taxes of $0.0, $(0.1) and $0.1, respectively	3.7	6.9	(7.9)
Pension liability adjustment:
Net gain (loss), net of (provision for) benefit from taxes of $(2.8), $12.1 and $2.6, respectively	5.0	(28.3)	11.7
Amortization of actuarial (gain) loss, net of provision for (benefit from) taxes of $(2.2), $(3.1) and $(1.6), respectively	5.7	6.7	9.6
Divestiture of business, net of provision for (benefit from) taxes of $(23.9), $0.0 and $0.0, respectively	55.5	—	—
Foreign exchange and other effects, net of (provision for) benefit from taxes of $1.9, $(2.4) and $(1.9), respectively	(5.1)	12.2	11.0
Total pension liability adjustment	61.1	(9.4)	32.3
Other comprehensive income (loss)	539.9	(130.2)	(219.9)
Comprehensive income (loss)	668.6	(305.7)	(70.9)
Comprehensive loss (income) attributable to noncontrolling interest	—	(0.2)	(3.0)
Comprehensive income (loss) attributable to Terex Corporation	$668.6	$(305.9)	$(73.9)

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except par value)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$626.5	$428.5
Trade receivables (net of allowance of $16.2 and $16.5 at December 31, 2017 and 2016, respectively)	579.9	512.5
Inventories	969.6	853.8
Prepaid and other current assets	203.4	172.8
Current assets held for sale	3.6	732.9
Total current assets	2,383.0	2,700.5
Non-current assets
Property, plant and equipment – net	311.0	304.6
Goodwill	273.6	259.7
Intangible assets – net	13.8	18.4
Other assets	481.1	552.3
Non-current assets held for sale	—	1,171.3
Total assets	$3,462.5	$5,006.8

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$5.2	$13.8
Trade accounts payable	592.4	522.7
Accrued compensation and benefits	159.6	125.1
Accrued warranties and product liability	44.7	61.2
Other current liabilities	231.6	230.4
Current liabilities held for sale	2.0	453.8
Total current liabilities	1,035.5	1,407.0
Non-current liabilities
Long-term debt, less current portion	979.6	1,562.0
Retirement plans	151.3	153.8
Other non-current liabilities	72.6	50.7
Non-current liabilities held for sale	1.0	312.1
Total liabilities	2,240.0	3,485.6
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 130.4 and 129.6 shares at December 31, 2017 and 2016, respectively	1.3	1.3
Additional paid-in capital	1,322.0	1,300.0
Retained earnings	1,995.9	1,897.9
Accumulated other comprehensive (loss) income	(239.5)	(779.4)
Less cost of shares of common stock in treasury – 50.2 and 24.6 shares at December 31, 2017 and 2016, respectively	(1,857.7)	(935.1)
Total Terex Corporation stockholders’ equity	1,222.0	1,484.7
Noncontrolling interest	0.5	36.5
Total stockholders’ equity	1,222.5	1,521.2
Total liabilities, noncontrolling interest and stockholders’ equity	$3,462.5	$5,006.8

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Non-controlling Interest	Total
Balance at December 31, 2014	105.4	$1.2	$1,251.5	$1,984.9	$(429.8)	$(801.9)	$33.2	$2,039.1
Net Income (Loss)	—	—	—	145.9	—	—	3.1	149.0
Other Comprehensive Income (Loss) – net of tax	—	—	—	—	(219.8)	—	(0.1)	(219.9)
Issuance of Common Stock	4.3	0.1	25.8	—	—	—	—	25.9
Compensation under Stock-based Plans – net	—	—	(4.5)	—	—	2.3	—	(2.2)
Dividends	—	—	0.4	(26.2)	—	—	(0.3)	(26.1)
Purchase of noncontrolling interest	—	—	0.1	—	—	—	(1.3)	(1.2)
Acquisition of Treasury Stock	(2.0)	—	—	—	—	(52.6)	—	(52.6)
Balance at December 31, 2015	107.7	1.3	1,273.3	2,104.6	(649.6)	(852.2)	34.6	1,912.0
Net Income (Loss)	—	—	—	(176.1)	—	—	0.6	(175.5)
Other Comprehensive Income (Loss) – net of tax	—	—	—	—	(129.8)	—	(0.4)	(130.2)
Issuance of Common Stock	0.8	—	22.1	—	—	—	—	22.1
Compensation under Stock-based Plans – net	0.1	—	4.0	—	—	1.4	—	5.4
Proceeds from noncontrolling interest	—	—	—	—	—	—	2.9	2.9
Dividends	—	—	0.6	(30.6)	—	—	(1.2)	(31.2)
Acquisition of Treasury Stock	(3.6)	—	—	—	—	(84.3)	—	(84.3)
Balance at December 31, 2016	105.0	1.3	1,300.0	1,897.9	(779.4)	(935.1)	36.5	1,521.2
Net Income (Loss)	—	—	—	128.7	—	—	—	128.7
Other Comprehensive Income (Loss) – net of tax	—	—	—	—	539.9	—	—	539.9
Issuance of Common Stock	0.8	—	21.0	—	—	—	—	21.0
Compensation under Stock-based Plans – net	0.2	—	0.2	(0.4)	—	4.0	—	3.8
Dividends	—	—	0.8	(30.3)	—	—	—	(29.5)
Divestiture	—	—	—	—	—	—	(36.0)	(36.0)
Acquisition of Treasury Stock	(25.8)	—	—	—	—	(926.6)	—	(926.6)
Balance at December 31, 2017	80.2	$1.3	$1,322.0	$1,995.9	$(239.5)	$(1,857.7)	$0.5	$1,222.5

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$128.7	$(175.5)	$149.0
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	66.5	96.7	132.4
(Gain) loss on disposition of discontinued operations	(68.7)	(3.5)	(3.4)
Deferred taxes	37.6	(137.6)	(2.6)
Goodwill impairment	—	176.0	11.3
Asset impairments	6.8	70.0	25.4
(Gain) loss on sale of assets	(58.0)	(5.8)	(1.0)
Loss on early extinguishment of debt	52.6	0.4	0.1
Stock-based compensation expense	38.5	37.8	38.5
Inventory and other non-cash charges	34.0	60.2	32.0
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(0.5)	33.0	74.1
Inventories	(33.5)	97.3	(90.6)
Trade accounts payable	25.0	(21.0)	41.7
Income taxes payable / receivable	(14.7)	16.9	16.1
Other assets and liabilities	(29.8)	175.7	(214.0)
Foreign exchange and other operating activities, net	(31.5)	(43.5)	18.5
Net cash provided by (used in) operating activities	153.0	377.1	227.5
INVESTING ACTIVITIES
Capital expenditures	(43.5)	(73.0)	(103.8)
Acquisitions, net of cash acquired	—	(7.0)	(71.2)
Proceeds (payments) from disposition of discontinued operations	775.7	3.5	(0.2)
Proceeds from sale of assets	803.4	67.2	3.1
Other investing activities, net	—	(2.5)	(0.6)
Net cash provided by (used in) investing activities	1,535.6	(11.8)	(172.7)
FINANCING ACTIVITIES
Repayments of debt	(1,594.1)	(1,286.3)	(1,397.8)
Proceeds from issuance of debt	1,010.7	1,097.7	1,462.8
Payment of debt extinguishment costs	(36.4)	—	—
Share repurchases	(924.9)	(82.7)	(50.8)
Dividends paid	(29.5)	(30.0)	(25.8)
Other financing activities, net	(32.3)	(8.9)	(17.4)
Net cash provided by (used in) financing activities	(1,606.5)	(310.2)	(29.0)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	46.1	(19.7)	(37.5)
Net Increase (Decrease) in Cash and Cash Equivalents	128.2	35.4	(11.7)
Cash and Cash Equivalents at Beginning of Period	501.9	466.5	478.2
Cash and Cash Equivalents at End of Period	$630.1	$501.9	$466.5

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, unless otherwise noted, except per share amounts)

NOTE A – BASIS OF PRESENTATION

Principles of Consolidation.  The Consolidated Financial Statements include the accounts of Terex Corporation, its majority-owned subsidiaries and other controlled subsidiaries.  The Company consolidates all majority-owned and controlled subsidiaries, applies the equity method of accounting for investments in which the Company is able to exercise significant influence, and applies the cost method for all other investments.  All material intercompany balances, transactions and profits have been eliminated.

Reclassification.  See discussion below for reclassification and cumulative effect adjustment impacts related to adoption of Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” and ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. Additionally, certain prior period amounts have been reclassified to conform with the 2017 presentation.

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

Cash and Cash Equivalents.  Cash equivalents consist of highly liquid investments with original maturities of three months or less.  The carrying amount of cash and cash equivalents approximates its fair value.  Cash and cash equivalents at December 31, 2017 and 2016 include $5.0 million and $6.0 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Inventories.  Inventories are stated at the lower of cost or net realizable value (“NRV”). Cost is determined by the average cost and first-in, first-out (“FIFO”) methods (approximately 10% and 90%, respectively).  In valuing inventory, the Company is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or NRV.  These assumptions require the Company to analyze aging of and forecasted demand for its inventory, forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory.  Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with the Company’s customers for future orders, including their plans for expenditures, and market trends for similar products.  The Company’s judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage.  The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers.  This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, installed base of machines.  While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved.  Future events that could significantly influence the Company’s judgment and related estimates include general economic conditions in markets where the Company’s products are sold, new equipment price fluctuations, actions of the Company’s competitors, including introduction of new products and technological advances, as well as new products and design changes the Company introduces.  The Company makes adjustments to its inventory reserves based on the identification of specific situations and increases its inventory reserves accordingly.  As further changes in future economic or industry conditions occur, the Company may revise estimates that were used to calculate its inventory reserves. At December 31, 2017 and 2016, reserves for lower of cost or NRV, excess and obsolete inventory totaled $85.8 million and $83.3 million, respectively.

If actual conditions are less favorable than those the Company has projected, the Company will increase its reserves for lower of cost or NRV, excess and obsolete inventory accordingly.  Any increase in the Company’s reserves will adversely impact its results of operations.  Establishment of a reserve for lower of cost or NRV, excess and obsolete inventory establishes a new cost basis in the inventory.  Such reserves are not reduced until the product is sold.

Shipping and handling costs for product shipments to customers are recorded in Cost of goods sold (“COGS”).

Debt Issuance Costs.  Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt. Debt issuance costs related to senior notes and term loans are presented in the balance sheet as a direct deduction from the carrying amount of the borrowing, consistent with debt discounts. Debt issuance costs related to securing the Company’s revolving line of credit are presented in Other assets. Capitalized debt issuance costs related to debt that is extinguished early are charged to expense at the time of retirement. Debt issuance costs were $22.2 million and $21.2 million (net of accumulated amortization of $3.6 million and $28.9 million) at December 31, 2017 and 2016, respectively.

Intangible Assets.  Intangible assets include purchased patents, trademarks, customer relationships and other specifically identifiable assets and are amortized on a straight-line basis over the respective estimated useful lives, which range from one to ninety-nine years.  Intangible assets are reviewed for impairment when circumstances warrant.

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

Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which discrete financial information with similar economic characteristics is available and operating results are regularly reviewed by the Company’s chief operating decision maker.  The Company has three reportable operating segments: Aerial Work Platforms (“AWP”), Cranes and Materials Processing (“MP”). All operating segments are comprised of one reporting unit. Only AWP and MP goodwill is tested for impairment as Cranes goodwill was fully impaired in 2016.

The Company may elect to perform a qualitative analysis for our reporting units to determine whether it is more likely than not that fair value of the reporting unit is greater than its carrying value. If the qualitative analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects not to perform a qualitative analysis, the Company performs a quantitative analysis to determine whether a goodwill impairment exists.

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

As a result of the annual impairment test performed as of October 1, 2017, 2016 and 2015, the Company recorded a non-cash charge of $176.0 million in our Cranes segment during the year ended December 31, 2016 and a non-cash charge of $11.3 million in our former Material Handling and Port Solutions (“MHPS”) segment, which is a discontinued operation, during the year ended December 31, 2015. There were no goodwill impairment charges recorded during 2017. See Note E – “Discontinued Operations and Assets and Liabilities Held for Sale” and Note K – “Goodwill and Intangible Assets, Net”.

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

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including definite-lived intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if estimated future undiscounted cash flows are less than carrying value.  If an impairment is indicated, assets are written down to their fair value, which is typically determined by a discounted cash flow analysis. Future cash flow projections include assumptions regarding future sales levels and the level of working capital needed to support the assets.  The Company uses data developed by business segment management as well as macroeconomic data in making these calculations.  There are no assurances that future cash flow assumptions will be achieved. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and carrying value of the asset.  Included in Selling, general & administrative expenses (“SG&A”) are approximately $6.8 million of asset impairments for the year ended December 31, 2017 and $41.2 million for the year ended December 31, 2016. The impairment charges recognized during 2016 include a $16.6 million charge in Corporate and Other to write off information technology assets related to cessation of implementation efforts in several locations and $17.4 million in the Company’s Cranes segment for restructuring and facility exit activities. In 2016, the Company also recorded a $20.5 million impairment charge in Other income (expense) - net to recognize impairment of a cost-basis investment. See Note M – “Restructuring and Other Charges” for information on asset impairments recorded as part of restructuring activities.

Accounts Receivable and Allowance for Doubtful Accounts.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical customer review and current financial conditions.  The Company reviews its allowance for doubtful accounts at least quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectability.  All other balances are reviewed on a pooled basis by type of receivable.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  There can be no assurance that the Company’s historical accounts receivable collection experience will be indicative of future results.  The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note R – “Litigation and Contingencies.”  Substantially all receivables were trade receivables at December 31, 2017 and 2016.

Pursuant to terms of the Company’s trade accounts receivable factoring arrangements, certain of the Company’s subsidiaries may sell their trade accounts receivable. In certain cases, the Company continues to service such accounts. These trade receivables qualify for sales treatment under Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing” (“ASC 860”) and accordingly, the proceeds are included in net cash provided by operating activities. The gross amount of trade receivables sold for years ended December 31, 2017, 2016 and 2015 totaled $631.1 million, $620.4 million and $77.2 million, respectively. The 2015 gross amount of trade receivables sold was updated to include amounts not previously disclosed. The factoring discount paid upon sale is recorded as interest expense in the Consolidated Statement of Income (Loss). As of December 31, 2017 and 2016, $85.2 million and $64.3 million, respectively, of receivables qualifying for sale treatment and continuing to be serviced by the Company were outstanding.

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2015	$53.0
Accruals for warranties issued during the period	72.4
Changes in estimates	(2.3)
Settlements during the year	(58.1)
Foreign exchange effect/other	(5.2)
Balance as of December 31, 2016	59.8
Accruals for warranties issued during the period	50.1
Changes in estimates	2.5
Settlements during the year	(62.0)
Foreign exchange effect/other	2.2
Balance as of December 31, 2017	$52.6

Accrued Product Liability.  The Company records accruals for product liability claims when deemed probable and estimable based on facts and circumstances, and prior claims experience.  Accruals for product liability claims are valued based upon the Company’s prior claims experience, including consideration of jurisdiction, circumstances of the accident, type of loss or injury, identity of plaintiff, other potential responsible parties, analysis of outside legal counsel, analysis of internal product liability counsel and experience of the Company’s director of product safety.  Actual product liability costs could be different due to a number of variables such as the decisions of juries or judges.

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

Deferred Compensation.  The Company maintains a Deferred Compensation Plan, which is described more fully in Note P – “Retirement Plans and Other Benefits.”  The Company’s common stock, par value $0.01 per share (“Common Stock”) held in a rabbi trust pursuant to the Company’s Deferred Compensation Plan, is treated in a manner similar to treasury stock and is recorded at cost within Stockholders’ equity as of December 31, 2017 and 2016.  The plan obligations for participant deferrals in the Company’s Common Stock are classified as Additional paid-in capital within Stockholders’ equity.  The total of the Company’s Common Stock required to settle this deferred compensation obligation is included in the denominator in both basic and diluted earnings per share calculations.

Stock-Based Compensation.  At December 31, 2017, the Company had stock-based employee compensation plans, which are described more fully in Note Q – “Stockholders’ Equity.”  The Company accounts for those plans under the recognition and measurement principles of ASC 718, “Compensation–Stock Compensation” (“ASC 718”).  ASC 718 requires that expense resulting from all share-based payment transactions be recognized in the financial statements at fair value.

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

Derivatives.  Derivative financial instruments are recorded in the Consolidated Balance Sheet at their fair value as either assets or liabilities.  Changes in the fair value of derivatives are recorded each period in earnings or Accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction.  Gains and losses on derivative instruments reported in Accumulated other comprehensive income are included in earnings in the periods in which earnings are affected by the hedged item. See Note L – “Derivative Financial Instruments.”

Environmental Policies.  Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure.  Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed.  Liabilities are recorded when environmental assessments and/or remedial actions are probable and the costs can be reasonably estimated.  Such amounts were not material at December 31, 2017 and 2016.

Research, Development and Engineering Costs.  Research, development and engineering costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in SG&A.  Research and development costs were $81.0 million, $86.2 million and $89.7 million during 2017, 2016 and 2015, respectively.

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

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of ASC 820, “Fair Value Measurement and Disclosure” (“ASC 820”), include interest rate swap and foreign currency forward contracts discussed in Note L – “Derivative Financial Instruments.”  These contracts are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

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

On January 1, 2017, the Company adopted ASU 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” (“ASU 2016-09”). As required by ASU 2016-09, excess tax benefits and tax deficiencies recognized on the vesting date of restricted stock awards are reflected in the Consolidated Statements of Comprehensive Income (Loss) as a component of the provision for income taxes and was adopted on a prospective basis. In addition, ASU 2016-09 requires that the excess tax benefit be removed from the overall calculation of diluted shares. The impact on diluted earnings per share for adoption of this provision was not material. As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are now classified as an operating activity in the Company’s Consolidated Statement of Cash Flows, previously they were classified as a financing activity. The Company has elected to apply this provision on a prospective basis, so no prior periods have been adjusted. ASU 2016-09 increases the amount of shares an employer can withhold for tax purposes without triggering liability accounting, which had no effect on the Company’s consolidated financial statements. ASU 2016-09 requires all cash payments made on an employee’s behalf for withheld shares to be presented as a financing activity in the Consolidated Statement of Cash Flows, with retrospective application required. As a result, net cash provided by operating activities for the years ended December 31, 2016 and 2015 increased by $10.1 million and $14.6 million, respectively, with a corresponding increase to net cash used in financing activities. Finally, ASU 2016-09 allows for the option to account for forfeitures as they occur, rather than estimating expected forfeitures over the service period. The Company elected to account for forfeitures as they occur and the net cumulative effect of this change was recognized as a $0.6 million increase to additional paid in capital, a $0.2 million increase to deferred tax assets and a $0.4 million reduction to retained earnings as of January 1, 2017.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”).  ASU 2016-15 reduces the existing diversity in practice in financial reporting by clarifying existing principles in Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows,” and provides specific guidance on certain cash flow classification issues.  The effective date for ASU 2016-15 is the first quarter of fiscal year 2018 and early adoption is permitted. During the third quarter of 2017, the Company adopted ASU 2016-15 effective January 1, 2017. Adoption of this standard required the Company to classify cash payments for debt prepayment or debt extinguishment costs as cash outflows for financing activities on the Consolidated Statement of Cash Flows. As a result, debt extinguishment costs of $36.4 million were recorded in financing activities instead of operating activities on the Consolidated Statement of Cash Flows in accordance with the adoption of the new standard in 2017. The impact for the years ended December 31, 2016 and 2015 was immaterial.

Accounting Standards to be Implemented

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date”, which amends ASU 2014-09. As a result, the effective date will be the first quarter of fiscal year 2018.

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

The New Revenue Standards may be applied using one of two retrospective application methods: (1) a full retrospective approach for all periods presented, or (2) a modified retrospective approach that presents a cumulative effect as of the adoption date and additional required disclosures. The Company will adopt the New Revenue Standards in the first quarter of 2018 using the modified retrospective approach. During 2017, we completed our evaluation of the impact of the New Revenue Standards. Adoption is not expected to have a material effect on the Company’s consolidated financial statements as changes in timing and amount of revenue recognized under the New Revenue Standards are not significant compared to current practice under ASC 605.

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

NOTE B – SALE OF MHPS BUSINESS

On May 16, 2016, Terex agreed to sell its MHPS business to Konecranes Plc, a Finnish public company limited by shares (“Konecranes”) by entering into a Stock and Asset Purchase Agreement, as amended (the “SAPA”), with Konecranes. As a result, the Company and Konecranes terminated the Business Combination Agreement and Plan of Merger (the “BCA”) announced on August 11, 2015, with no penalties incurred by either party. On January 4, 2017, the Company completed the disposition of its MHPS business to Konecranes (the “Disposition”), pursuant to the SAPA, effective as of January 1, 2017. In connection with the Disposition, the Company received 19.6 million newly issued Class B shares of Konecranes and approximately $835 million in cash after adjustments for estimated cash, debt and net working capital at closing and the divestiture of Konecranes’ Stahl Crane Systems business (“Stahl”), which was undertaken by Konecranes in connection with the Disposition. During the year ended December 31, 2017, the Company recognized a gain on the Disposition (net of tax) of $65.7 million.

The Company and Konecranes entered into a Stockholders Agreement, dated as of January 4, 2017, which provided certain customary restrictions and obligations. Terex also had customary registration rights pursuant to a registration rights agreement between Terex and Konecranes entered into on January 4, 2017.

The Company sold all shares received in connection with the Disposition for net proceeds of approximately $770 million and recorded a $42.0 million net gain on the sale of shares which included $41.6 million attributable to foreign exchange rate changes during the year ended December 31, 2017. The net gain on these sales is recorded as a component of Other income (expense) - net in the Consolidated Statement of Income (Loss).

On March 23, 2017, Konecranes declared a dividend of €1.05 per share to holders of record as of March 27, 2017, which was paid on April 4, 2017. During the year ended December 31, 2017, the Company recognized dividend income of $13.5 million as a component of Other income (expense) - net in the Consolidated Statement of Income (Loss).

In connection with the Disposition, the Company and Konecranes entered into certain ancillary agreements, including Transition Services Agreements (“TSA’s”) generally with terms from three to twelve months, dated as of January 4, 2017, under which the parties provide one another certain transition services to facilitate both the separation of the MHPS business from the businesses retained by the Company and the interim operations of the MHPS business acquired by Konecranes. Cash inflows and outflows related to these TSA’s generally offset to immaterial amounts. At December 31, 2017, seven TSA’s remain, five of which will expire in the first quarter of 2018. The two remaining TSA’s relate to certain transition services that the Company will provide to Konecranes on an as-needed basis which will be billed as services are provided.

Loss Contract

Related to the Disposition, the Company and Konecranes entered into an agreement for Konecranes to manufacture certain crane products on behalf of the Company for an original period of 12 months, which was subsequently amended for a total of 36 months. The Company recorded an expense of $7.9 million related to losses expected to be incurred over the agreement’s life during the year ended December 31, 2017.

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

NOTE C – BUSINESS SEGMENT INFORMATION

The Company operates in three reportable segments: (i) AWP; (ii) Cranes; and (iii) MP.

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

None of our customers individually accounted for more than 10% of consolidated net sales in 2017, 2016 or 2015.

Included in Corporate and Other / Eliminations are the eliminations among the three segments, various construction product lines and on-book financing activities of TFS, as well as general and corporate items. Business segment information is presented below (in millions):

	Year Ended December 31,
	2017	2016	2015
Net Sales
AWP	$2,071.5	$1,977.8	$2,246.0
Cranes	1,194.0	1,274.5	1,566.5
MP	1,072.5	944.5	940.1
Corporate and Other / Eliminations	25.4	246.3	269.1
Total	$4,363.4	$4,443.1	$5,021.7
Income (loss) from Operations
AWP	$170.3	$177.4	$270.2
Cranes	(17.8)	(321.7)	56.3
MP	124.8	86.3	68.6
Corporate and Other / Eliminations	(103.7)	(89.8)	(71.4)
Total	$173.6	$(147.8)	$323.7
Depreciation and Amortization
AWP	$19.4	$19.9	$15.3
Cranes	19.2	21.5	21.0
MP	7.3	6.9	6.9
Corporate	20.2	26.0	33.4
Total	$66.1	$74.3	$76.6
Capital Expenditures
AWP	$14.1	$17.1	$38.0
Cranes	15.2	13.2	13.8
MP	6.3	7.5	20.7
Corporate	7.9	20.3	9.0
Total	$43.5	$58.1	$81.5

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

	December 31,
	2017	2016
Identifiable Assets
AWP	$1,358.5	$1,659.8
Cranes	1,682.1	1,618.0
MP	1,219.5	1,104.9
Corporate and Other / Eliminations	(801.2)	(1,280.1)
Assets held for sale	3.6	1,904.2
Total	$3,462.5	$5,006.8

Geographic Net Sales information is presented below (in millions):

	Year Ended December 31,
	2017	2016	2015
Net Sales
United States	$2,217.2	$2,131.4	$2,420.1
United Kingdom	267.3	333.2	402.3
Germany	182.9	237.1	243.7
Other European countries	655.3	726.7	714.3
All other	1,040.7	1,014.7	1,241.3
Total	$4,363.4	$4,443.1	$5,021.7

	December 31,
	2017	2016
Long-lived Assets
United States	$178.7	$181.1
United Kingdom	37.0	34.9
Germany	42.2	32.4
Other European countries	16.6	14.8
All other	36.5	41.4
Total	$311.0	$304.6

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.  Long-lived assets consist of net fixed assets, which can be attributed to the specific geographic regions.

NOTE D – INCOME TAXES

The components of income (loss) from continuing operations before income taxes are as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
United States	$(36.3)	$(29.9)	$212.2
Foreign	148.3	(240.8)	(16.5)
Income (loss) from continuing operations before income taxes	$112.0	$(270.7)	$195.7

Income (loss) before income taxes including Income (loss) from discontinued operations and Gain (loss) from disposition of discontinued operations attributable to the Company was $205.4 million, $(242.0) million and $231.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The major components of the Company’s provision for (benefit from) income taxes on continuing operations before income taxes are summarized below (in millions):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(14.5)	$31.5	$49.2
State	2.0	6.2	3.1
Foreign	26.8	38.2	15.6
Current income tax provision (benefit)	14.3	75.9	67.9
Deferred:
Federal	37.4	(27.0)	(3.7)
State	(0.5)	(1.4)	—
Foreign	0.8	(124.9)	3.3
Deferred income tax (benefit) provision	37.7	(153.3)	(0.4)
Total provision for (benefit from) income taxes	$52.0	$(77.4)	$67.5

The elimination of tax from intercompany transactions is included in current tax expense. Including discontinued operations and disposition of discontinued operations, the total (benefit from) provision for income taxes was $76.7 million, $(66.5) million and $82.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

On December 22, 2017, H.R. 1 “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (formerly known as “Tax Cuts and Jobs Act” and is referred to as the “2017 Federal Tax Act”) was enacted. The 2017 Federal Tax Act lowered the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, the change in the U.S. federal tax rate required Terex to re-measure its federal deferred tax assets and liabilities. The 2017 Federal Tax Act contains a deemed repatriation transition tax (“Transition Tax”) on accumulated earnings and profits of the Company’s non-U.S. subsidiaries that have not been subject to U.S. tax. Terex plans to elect to pay its net Transition Tax over eight years. In addition, the 2017 Federal Tax Act also allows full expensing of the cost of certain assets placed into service after September 27, 2017 and through December 31, 2022.

Effective for tax years beginning on January 1, 2018, the 2017 Federal Tax Act essentially repealed the existing U.S. system of deferred taxation on foreign earnings by adding the global intangible low-taxed income (“GILTI”) regime which will subject the majority of the post-2017 earnings of the Company’s non-U.S. subsidiaries (i.e., amounts in excess of a deemed return on net tangible assets of non-U.S. subsidiaries) to current tax in the U.S. along with the application of a special deduction and allowable foreign tax credits. Additionally, a territorial taxation system is also introduced by the 2017 Federal Tax Act which will exempt foreign dividends from U.S. federal tax. The 2017 Federal Tax Act also repealed the domestic production activities deduction and the performance exception permitting certain executive officer compensation greater than $1 million to be deducted. Other provisions from the 2017 Federal Tax Act include the deduction for foreign-derived intangible income, new limitations on the deductibility of business interest, and the new base erosion and anti-abuse tax regime.

On December 22, 2017, the SEC issued SAB 118 which provides guidance on accounting for the impact of the 2017 Federal Tax Act. SAB 118 provides a measurement period of up to one year from enactment for a company to complete its tax accounting under ASC 740. Once a company is able to make a reasonable estimate and record a provisional amount for effects of the 2017 Federal Tax Act, it is required to do so. Such provisional measurement amounts are anticipated to change as remaining data is obtained, calculations are prepared, and analysis and review are completed, until the Company records a final amount within the measurement period.

During the fourth quarter of 2017, the Company recorded $29.8 million as a provisional tax charge for the Transition Tax and $20.6 million as a provisional tax charge for the re-measurement of its U.S. deferred tax balances. Both provisional tax amounts are the Company’s reasonable estimate of the impact from the 2017 Federal Tax Act based on its understanding and available guidance, along with the assumptions made, calculations, analysis, and review as of the date of this filing. In addition, these provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the 2017 Federal Tax Act and may change as the Company receives additional clarification and implementation guidance.

Deferred tax assets and liabilities result from differences in the bases of assets and liabilities for tax and financial reporting purposes.  The tax effects of the basis differences and loss carry forwards as of December 31, 2017 and 2016 for continuing operations are summarized below for major balance sheet captions (in millions):

	2017	2016
Property, plant and equipment	$(8.8)	$(16.8)
Intangibles	(5.7)	(7.3)
Inventories	13.9	18.1
Accrued warranties and product liability	7.8	15.1
Loss carry forwards	218.4	214.3
Retirement plans	21.5	32.5
Accrued compensation and benefits	28.9	40.1
Investments	(2.0)	2.3
Currency translation adjustments	0.1	(0.6)
Credit carry forwards	4.5	11.9
Other	18.5	20.8
Deferred tax assets valuation allowance	(136.4)	(148.6)
Net deferred tax assets (liabilities)	$160.7	$181.8

Deferred tax assets total $299.3 million before valuation allowances of $136.4 million, partially offset by deferred tax liabilities of $2.2 million at December 31, 2017.  There were $182.7 million of deferred tax assets after valuation allowances in continuing operations ($19.7 million in discontinued operations), partially offset by deferred tax liabilities of $0.9 million in continuing operations ($3.7 million in discontinued operations) at December 31, 2016.

The Company re-measured its U.S. federal deferred tax balances at the applicable rate of 21% in accordance with the 2017 Federal Tax Act as of the enactment date on December 22, 2017. As a result, the Company recorded a provisional $20.6 million deferred tax expense.

In January 2018, the FASB released guidance on the accounting for tax on GILTI. The guidance indicates that either accounting for deferred taxes related to GILTI or treating any taxes on GILTI as period costs are both acceptable accounting policy elections. Terex is evaluating both methods, and will select a method during the measurement period in 2018.

The Company evaluates the net realizable value of its deferred tax assets each reporting period. The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards. Historical information is supplemented by currently available information about future tax years. Realization of deferred tax assets requires sufficient taxable income of the appropriate character. To the extent estimates of future taxable income decrease or do not materialize, additional valuation allowances may be required. The Company records a valuation allowance for each deferred tax asset for which realization is not assessed as more likely than not. The valuation allowance for deferred tax assets as of December 31, 2017 and 2016 was $136.4 million and $148.6 million, respectively.  The net change in the total valuation allowance for the years ended December 31, 2017 and 2016 was a decrease of $12.2 million and a decrease of $66.5 million, respectively.

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

The Company’s Provision for (benefit from) income taxes is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s Income (loss) from continuing operations before income taxes.  The reasons for the difference are summarized as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Tax at statutory federal income tax rate	$39.2	$(94.7)	$68.5
State taxes	1.0	3.1	2.0
Change in valuation allowance	(2.8)	(47.7)	(22.3)
Foreign tax differential on income/losses of foreign subsidiaries	(20.1)	(37.5)	12.2
U.S. tax on multi-national operations	11.1	41.9	3.7
Change in foreign statutory rates	—	1.9	7.7
U.S. manufacturing and export incentives	—	(2.0)	(4.3)
Tax effect of dispositions	(27.2)	2.1	—
2017 Federal Tax Act (1)	46.9	—	—
Impairment loss on goodwill and intangible assets	—	52.4	—
Expired stock awards	2.4	—	—
Other	1.5	3.1	—
Total provision for (benefit from) income taxes	$52.0	$(77.4)	$67.5
(1) The total impact of the 2017 Federal Tax Act is $50.4 million. Impacts of $1.3 million and $2.1 million are included in State taxes and Change in valuation allowance, respectively.

For the year ended December 31, 2016, the effective tax rate was reduced due to tax expense associated with the Disposition, which changed expectations concerning the indefinite reinvestment of foreign earnings.

The Company received tax incentives in certain jurisdictions through 2016. For the years ended December 31, 2016 and 2015, the Company received no tax benefits and $7.0 million of tax benefits in continuing operations ($0.8 million and $1.2 million of tax benefits in discontinued operations), respectively.

The Company does not provide for foreign income and withholding, U.S. Federal, or state income taxes or tax benefits on the financial reporting basis over the tax basis of its investments in foreign subsidiaries to the extent such amounts are indefinitely reinvested to support operations and continued growth plans outside the U.S.  The Company reviews its plan to indefinitely reinvest on a quarterly basis.  In making its decision to indefinitely reinvest, the Company evaluates its plans of reinvestment, its ability to control repatriation and to mobilize funds without triggering basis differences, and the profitability of U.S. operations and their cash requirements and the need, if any, to repatriate funds.  If the assessment of the Company with respect to earnings of non-U.S. subsidiaries changes, deferred U.S. income taxes, foreign income taxes, and foreign withholding taxes may have to be accrued.

As a result of the 2017 Federal Tax Act, the Company has changed its indefinite reinvestment assertion related to foreign earnings that have been taxed in the U.S. and now considers these earnings no longer indefinitely reinvested.  The Company has not recorded any foreign or state tax expense with respect to earnings which have been subject to federal income tax and which are no longer indefinitely reinvested, because it is not yet able to make a reasonable estimate.  Any adjustments related to the indefinite reinvestment assertion will be included in income from continuing operations as an adjustment to tax expense during the measurement period in 2018.  The Company plans to indefinitely reinvest all undistributed foreign earnings in excess of those previously taxed in the U.S.  For the year ended December 31, 2017, the Company’s provisional estimate of its remaining unremitted earnings of its foreign subsidiary ownership chains that have positive retained earnings and have not been subject to tax in the U.S. was approximately $27 million.  At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the Company’s investment in non-U.S. subsidiaries is not practicable.

For the year ended December 31, 2016, as a result of the Disposition, the Company repatriated approximately $1 billion of foreign earnings that were previously intended to be permanently reinvested.

At December 31, 2017, the Company has various state net operating loss carry forwards available to reduce future state taxable income and income taxes.  These net operating loss carry forwards expire at various dates through 2037. In addition, the gross amount of the U.S. federal capital loss carryforward is $14.8 million which expires in 2019 and 2022.

At December 31, 2017, the Company has approximately $568 million of loss carry forwards, consisting of $195 million in Germany, $185 million in Italy, $60 million in China, $33 million in Spain, $25 million in Switzerland, and $70 million in other countries, which are available to offset future taxable income.  The majority of these tax loss carry forwards are available without expiration. In addition, the gross amount of the Australian capital loss carryforward is $24 million, and it has an unlimited carryforward period.

The Company had total net income tax payments including discontinued operations of $29.0 million, $52.8 million and $67.6 million in 2017, 2016 and 2015, respectively.  At December 31, 2017 and 2016, Other current assets included net income tax receivable amounts of $19.4 million and $22.6 million, respectively.

The Company and its subsidiaries conduct business globally and file income tax returns in U.S. federal, state and foreign jurisdictions, as required. From a tax perspective, major jurisdictions where the Company is often subject to examination by tax authorities include Germany, Italy, the United Kingdom, China, India and the U.S. Currently, various entities of the Company are under audit in Germany, Italy, India, the U.S. and elsewhere. With few exceptions, including certain subsidiaries in Germany that are under audit, the statute of limitations for the Company and most of its subsidiaries has expired for tax years prior to 2011. The Company assesses uncertain tax positions for recognition, measurement and effective settlement. Where the Company has determined that its tax return filing position does not satisfy the more likely than not recognition threshold of ASC 740, “Income Taxes,” it has recorded no tax benefits. Where the Company has determined that its tax return filing positions are more likely than not to be sustained, the Company has measured and recorded the largest amount of tax benefit greater than 50% likely to be realized. The Company recognizes accrued interest and penalties, if any, related to income taxes as (Provision for) benefit from income taxes in its Consolidated Statement of Income (Loss).

The following table summarizes the activity related to the Company’s total (including discontinued operations) unrecognized tax benefits (in millions). Amounts in 2015 have been adjusted to eliminate the impact of offsets, which are immaterial:

Balance as of January 1, 2015	$78.1
Additions for current year tax positions	—
Additions for prior year tax positions	1.7
Reductions for prior year tax positions	(9.3)
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	(1.1)
Settlements	—
Acquired balances	—
Balance as of December 31, 2015	69.4
Additions for current year tax positions	—
Additions for prior year tax positions	6.3
Reductions for prior year tax positions	(3.1)
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	(5.0)
Settlements	(7.8)
Acquired balances	—
Balance as of December 31, 2016	59.8
Additions for current year tax positions	—
Additions for prior year tax positions	12.3
Reductions for prior year tax positions	(29.9)
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	(1.3)
Settlements	(6.8)
Acquired balances	—
Balance as of December 31, 2017	$34.1

As a result of the Disposition, the Company’s ending balance of unrecognized tax benefits for the year ended December 31, 2017 was reduced by $29.2 million.

The Company evaluates each reporting period whether it is reasonably possible material changes to its uncertain tax position liability could occur in the next 12 months.  Changes may occur as a result of uncertain tax positions being considered effectively settled, re-measured, paid, acquired or divested, as a result of a change in accounting rules, tax law or judicial decision, or due to expiration of the relevant statute of limitations. It is not possible to predict which uncertain tax positions, if any, may be challenged by tax authorities. Timing and impact of income tax audits and their resolution is highly uncertain. New facts, laws, pronouncements and judicial decisions can change assessments concerning technical merit and measurement. The amounts of or periods in which changes to reserves for uncertain tax positions will occur is rarely ascertainable.  Of the balances remaining after the Disposition, the Company believes it is reasonably possible the total amount of unrecognized tax benefits disclosed as of December 31, 2017 may decrease approximately $16 million in the fiscal year ending December 31, 2018. Such possible decrease relates primarily to audit settlements, transfer pricing, deductibility issues and expiration of statutes of limitation.

As of December 31, 2017 and 2016, the Company had $34.1 million and $59.8 million, respectively, of unrecognized tax benefits.  Of the $34.1 million at December 31, 2017, $26.4 million, if recognized, would affect the effective tax rate.  As of December 31, 2017 and 2016, the liability for potential interest and penalties was $8.5 million and $12.9 million, respectively.  During the year ended December 31, 2017, the Company recognized tax (benefit) expense of $1.6 million in continuing operations and $(6.0) million in Gain (loss) on disposition of discontinued operations - (net of tax) in the Consolidated Statement of Income (Loss) for interest and penalties. During the year ended December 31, 2016, the Company recognized $(1.0) million for interest and penalties.

NOTE E – DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

MHPS

On January 4, 2017, the Company completed the disposition of its MHPS business to Konecranes. See Note B - “Sale of MHPS Business” for further information on the Disposition. The Disposition represented a significant strategic shift in the Company’s business away from universal, process, mobile harbor and ship-to-shore cranes that will have a major effect on the Company’s future operating results, primarily because the MHPS business represented the entirety of one of the Company’s previous reportable operating segments and comprised two of the Company’s six previous reporting units, represented a significant portion of the Company’s revenues and assets, and is therefore accounted for as a discontinued operation for all periods presented. MHPS products included universal cranes, process cranes and components, such as rope hoists, chain hoists, light crane systems, travel units and electric motors, primarily for industrial applications, and mobile harbor cranes, ship-to-shore gantry cranes, rubber tired and rail mounted gantry cranes, straddle carriers, sprinter carriers, reach stackers, container handlers, general cargo lift trucks, automated stacking cranes, automated guided vehicles and software solutions for logistics terminals.

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

Income (loss) from discontinued operations

The following amounts related to the discontinued operations of MHPS were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statement of Income (Loss) (in millions):

	Year ended December 31,
	2016	2015
Net sales	$1,398.2	$1,521.4
Cost of sales	(1,090.3)	(1,184.1)
Selling, general and administrative expenses	(266.8)	(271.1)
Goodwill and intangible asset impairments	(3.1)	(34.7)
Net interest (expense)	(2.3)	(1.4)
Other income (expense)	(11.5)	0.8
Income (loss) from discontinued operations before income taxes	24.2	30.9
(Provision for) benefit from income taxes	(9.9)	(13.5)
Income (loss) from discontinued operations – net of tax	14.3	17.4
Net loss (income) attributable to noncontrolling interest	(0.9)	(3.3)
Income (loss) from discontinued operations - net of tax attributable to Terex Corporation	$13.4	$14.1

As a result of goodwill impairment tests performed as of October 1, 2016 and 2015 for the MHPS business, the Company recorded a non-cash impairment charge of approximately $11 million during the year ended December 31, 2015. There were no goodwill impairment charges recorded during 2016.

As a result of impairment tests performed in 2016 and 2015 for indefinite-lived tradenames in the MHPS business, the Company recorded non-cash impairment charges of approximately $3 million and $23 million during the years ended December 31, 2016 and 2015, respectively.

Cranes

As part of the transformation and improvement of its Cranes segment, the Company is actively seeking a buyer for its utility hot lines tools business located in South America and, accordingly, assets and liabilities have been reported as held for sale since management made its decision in December 2016, at which time the Company recorded a non-cash impairment charge of $1.6 million to adjust net asset value to estimated fair value. During 2017, an additional non-cash impairment charge of $6.7 million was recorded to adjust net asset value to estimated fair value.

In August 2017, the Company entered into an agreement to sell its cranes manufacturing facility in Jinan, China. The sale was completed during the third quarter of 2017 and the Company recorded a gain on sale of $5.7 million in its Corporate and Other category as a component of Selling, general and administrative expenses (“SG&A”) in the Consolidated Statement of Income (Loss).

Construction

In December 2016, the Company entered into an agreement to sell its Coventry, UK-based compact construction business and recorded a non-cash impairment charge of $3.5 million to adjust the net asset value of these construction product lines to estimated fair value. The unsold assets and liabilities of the Company’s former Construction segment were reported in the Consolidated Balance Sheet as held for sale at December 31, 2016.  During the year ended December 31, 2017, the Company completed the sale of Coventry, UK-based compact construction business and remaining UK-based compact construction product lines and recognized a loss of $1.2 million within SG&A in the Consolidated Statement of Income (Loss) related to the sale.

In March 2017, the Company signed a sale agreement with a buyer to sell its Indian compact construction business. The Company completed the sale during the year ended December 31, 2017 and a loss of $1.6 million was recognized within SG&A related to the sale.

The operating results for these construction product lines are reported in continuing operations, within the Corporate and Other category in our segment disclosures.

During the year ended December 31, 2016, the Company sold certain portions of its former Construction segment, including the following products: midi/mini excavators, wheeled excavators, compact wheel loaders, and components, primarily in Europe. The Company recognized a loss of $8.1 million ($5.6 million after-tax) related to sale of its components assets, of which $4.0 million was recorded in COGS and $4.1 million was recorded in SG&A in the Consolidated Statement of Income (Loss). The Company received total proceeds of approximately $60 million and recognized a gain of $7.2 million ($3.3 million after-tax) within SG&A related to sale of its midi/mini excavators, wheeled excavators, and compact wheel loader business shares and assets. During the year ended December 31, 2017, the Company recognized a gain of $5.8 million within SG&A resulting from a post-closing adjustment related to the 2016 sale of its midi/mini excavators, wheeled excavators, and compact wheel loader business in Germany.

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

The following table provides the amounts of assets and liabilities held for sale in the Consolidated Balance Sheet (in millions):

	December 31, 2017	December 31, 2016
	Cranes	MHPS	Cranes	Construction	Total
Assets
Cash and cash equivalents	$3.6	$71.0	$1.2	$1.2	$73.4
Trade receivables – net	2.2	243.5	3.1	24.4	271.0
Inventories	1.7	309.4	1.7	23.9	335.0
Prepaid and other current assets	0.5	49.9	0.5	3.1	53.5
Impairment reserve	(4.4)	—	—	—	—
Current assets held for sale	$3.6	$673.8	$6.5	$52.6	$732.9

Property, plant and equipment – net	$0.4	$294.2	$0.8	$3.2	$298.2
Goodwill	—	573.7	—	—	573.7
Intangible assets – net	2.9	212.6	2.9	—	215.5
Impairment reserve	(3.3)	—	(1.7)	(3.5)	(5.2)
Other assets	—	86.4	1.1	1.6	89.1
Non-current assets held for sale	$—	$1,166.9	$3.1	$1.3	$1,171.3

Liabilities
Notes payable and current portion of long-term debt	$—	$13.1	$—	$1.3	$14.4
Trade accounts payable	0.5	132.6	0.7	23.8	157.1
Accruals and other current liabilities	1.5	267.0	6.2	9.1	282.3
Current liabilities held for sale	$2.0	$412.7	$6.9	$34.2	$453.8

Long-term debt, less current portion	$—	$2.4	$—	$—	$2.4
Retirement plans	0.7	235.3	0.7	0.9	236.9
Other non-current liabilities	0.3	71.7	0.4	0.7	72.8
Non-current liabilities held for sale	$1.0	$309.4	$1.1	$1.6	$312.1

The following table provides amounts of cash and cash equivalents presented in the Consolidated Statement of Cash Flows (in millions):

	December 31, 2017	December 31, 2016	December 31, 2015
Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$626.5	$428.5	$371.2
Cash and cash equivalents - held for sale	3.6	73.4	95.3
Total cash and cash equivalents:	$630.1	$501.9	$466.5

There were no cash and cash equivalents held for sale at December 31, 2017 which were not immediately available for use. Cash and cash equivalents held for sale at December 31, 2016 and 2015 include $14.0 million and $9.8 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

The following table provides supplemental cash flow information related to discontinued operations (in millions):

	Year Ended December 31,
	2016	2015
Non-cash operating items:
Depreciation and amortization	$22.4	$55.8
Deferred taxes	$15.8	$(2.2)
Goodwill Impairment	$—	$11.3
Asset Impairments	$3.0	$23.9
Investing activities:
Capital expenditures	$(14.9)	$(22.3)

Other

	Year Ended December 31,
	2017			2016	2015
	MHPS	Atlas	Total	Atlas	Atlas
Gain (loss) on disposition of discontinued operations	$89.9	$3.5	$93.4	$4.5	$4.5
(Provision for) benefit from income taxes	(24.2)	(0.5)	(24.7)	(1.0)	(1.1)
Gain (loss) on disposition of discontinued operations – net of tax	$65.7	$3.0	$68.7	$3.5	$3.4

During the years ended December 31, 2017, 2016, and 2015 the Company recognized a gain on disposition of discontinued operations - net of tax of $68.7 million, $3.5 million and $3.4 million, respectively. During the year ended December 31, 2017, the Company recognized a gain on disposition of discontinued operations - net of tax of $65.7 million related to the sale of the MHPS business. During the years ended December 31, 2017, 2016, and 2015, the Company recorded gains (net of tax) of $3.0 million, $3.5 million and $3.4 million, respectively, from contractual earnout payments related to the sale of the Company’s Atlas heavy construction equipment and knuckle-boom cranes businesses, and from our truck and mining businesses, including settlement of certain disputes in the truck sales agreement.

NOTE F – EARNINGS PER SHARE

	For the year ended December 31,
	(in millions, except per share data)
	2017	2016	2015
Income (loss) from continuing operations attributable to Terex Corporation common stockholders	$60.0	$(193.0)	$128.4
Income (loss) from discontinued operations-net of tax	—	13.4	14.1
Gain (loss) on disposition of discontinued operations-net of tax	68.7	3.5	3.4
Net income (loss) attributable to Terex Corporation	$128.7	$(176.1)	$145.9
Basic shares:
Weighted average shares outstanding	92.8	107.9	107.4
Earnings (loss) per share - basic:
Income (loss) from continuing operations	$0.65	$(1.79)	$1.20
Income (loss) from discontinued operations-net of tax	—	0.13	0.13
Gain (loss) on disposition of discontinued operations-net of tax	0.74	0.03	0.03
Net income (loss) attributable to Terex Corporation	$1.39	$(1.63)	$1.36
Diluted shares:
Weighted average shares outstanding - basic	92.8	107.9	107.4
Effect of dilutive securities:
Stock options, restricted stock awards and convertible notes	2.1	—	2.2
Diluted weighted average shares outstanding	94.9	107.9	109.6
Earnings (loss) per share - diluted:
Income (loss) from continuing operations	$0.63	$(1.79)	$1.17
Income (loss) from discontinued operations-net of tax	—	0.13	0.13
Gain (loss) on disposition of discontinued operations-net of tax	0.73	0.03	0.03
Net income (loss) attributable to Terex Corporation	$1.36	$(1.63)	$1.33

The following table provides information to reconcile amounts reported on the Consolidated Statement of Income (Loss) to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions) for the year ended December 31:

Reconciliation of amounts attributable to common stockholders:	2017	2016	2015
Income (loss) from continuing operations	$60.0	$(193.3)	$128.2
Net loss (income) from continuing operations attributable to noncontrolling interest	—	0.3	0.2
Income (loss) from continuing operations attributable to common stockholders	$60.0	$(193.0)	$128.4

Weighted average options to purchase 5,200, 69,200 and 141,200 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during the years ended December 31, 2017, 2016 and 2015, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 4,300 shares, 1,535,200 shares and 852,300 shares were outstanding during the years ended December 31, 2017, 2016 and 2015, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.  ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future services that the Company has not yet recognized are assumed to be used to repurchase shares.

In connection with settlement of the 4% Convertible Senior Subordinated Notes the Company issued 3.4 million shares of common stock in June 2015. See Note N – “Long-Term Obligations.” Included in the computation of diluted shares for the year ended December 31, 2015 was 1.4 million shares that were contingently issuable prior to conversion.

NOTE G – FINANCE RECEIVABLES

The Company, primarily through TFS, leases equipment and provides financing to customers for the purchase and use of Terex equipment. In the normal course of business, TFS assesses credit risk, establishes structure and pricing of financing transactions, documents the finance receivable, and records and funds the transactions. The Company bills and collects cash from the end customer.

The Company primarily conducts on-book business in the U.S., with limited business in China, the United Kingdom, Germany and Italy. The Company does business with various types of customers consisting of rental houses, end user customers and Terex equipment dealers.

The Company’s net finance receivable balances include both sales-type leases and commercial loans. Finance receivables that management intends to hold until maturity are stated at their outstanding unpaid principal balances, net of an allowance for loan losses as well as any deferred fees and costs. Finance receivables originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, on an individual asset basis. During the years ended December 31, 2017, 2016 and 2015, the Company transferred finance receivables of $266.6 million, $290.5 million and $81.9 million, respectively, to third party financial institutions, which qualified for sales treatment under ASC 860. At December 31, 2017 and 2016, the Company had $26.0 million and $4.7 million, respectively, of held for sale finance receivables recorded in Prepaid and other current assets in the Consolidated Balance Sheet.

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

Finance receivables, net consisted of the following (in millions):

	December 31, 2017	December 31, 2016
Commercial loans	$180.2	$233.8
Sales-type leases	26.5	16.4
Total finance receivables, gross	206.7	250.2
Allowance for credit losses	(6.6)	(6.3)
Total finance receivables, net	$200.1	$243.9

Approximately $85 million and $74 million of finance receivables are recorded in Prepaid and other current assets and approximately $116 million and $168 million are recorded in Other assets in the Consolidated Balance Sheet at December 31, 2017 and 2016, respectively. Additionally, approximately $2 million is recorded in Trade receivables at December 31, 2016.  Certain immaterial prior period amounts have been included in the 2016 disclosures to conform with the 2017 presentation.

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

The following table presents an analysis of the allowance for credit losses:

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$5.9	$0.4	$6.3	$6.5	$0.8	$7.3	$1.9	$1.1	$3.0
Provision for credit losses	0.2	0.5	0.7	0.2	(0.2)	—	4.6	(0.3)	4.3
Charge offs	(0.4)	—	(0.4)	(0.8)	(0.2)	(1.0)	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance, end of period	$5.7	$0.9	$6.6	$5.9	$0.4	$6.3	$6.5	$0.8	$7.3

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

The following table presents individually impaired finance receivables (in millions):

	December 31, 2017			December 31, 2016
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Recorded investment	$6.0	$—	$6.0	$1.6	$—	$1.6
Related allowance	2.4	—	2.4	1.6	—	1.6
Average recorded investment	3.7	—	3.7	1.7	0.9	2.6

The average recorded investment for impaired finance receivables was $2.5 million for sales-type leases at December 31, 2015, which were fully reserved. The average recorded investment for impaired finance receivables was $1.0 million for sales-type leases at December 31, 2015, which were fully reserved.

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in millions):

	December 31, 2017			December 31, 2016
Allowance for credit losses, ending balance:	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Individually evaluated for impairment	$2.4	$—	$2.4	$1.6	$—	$1.6
Collectively evaluated for impairment	3.3	0.9	4.2	4.3	0.4	4.7
Total allowance for credit losses	$5.7	$0.9	$6.6	$5.9	$0.4	$6.3

Finance receivables, ending balance:
Individually evaluated for impairment	$6.0	$—	$6.0	$1.6	$—	$1.6
Collectively evaluated for impairment	174.2	26.5	200.7	232.2	16.4	248.6
Total finance receivables	$180.2	$26.5	$206.7	$233.8	$16.4	$250.2

Accounts are considered delinquent when the billed periodic payments of the finance receivables exceed 30 days past the due date.

The following tables present analysis of aging of recorded investment in finance receivables (in millions):

	December 31, 2017
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$174.2	$2.1	$—	$3.9	$6.0	$180.2
Sales-type leases	26.5	—	—	—	—	26.5
Total finance receivables	$200.7	$2.1	$—	$3.9	$6.0	$206.7

	December 31, 2016
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$231.6	$0.6	$0.2	$1.4	$2.2	$233.8
Sales-type leases	15.8	—	0.6	—	0.6	16.4
Total finance receivables	$247.4	$0.6	$0.8	$1.4	$2.8	$250.2

Commercial loans in the amount of $10.5 million and $7.4 million were on non-accrual status as of December 31, 2017 and 2016, respectively. At December 31, 2017, there were no sales-type leases on non-accrual status. There were no sales-type leases on non-accrual status as of December 31, 2016.

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

Finance receivables by risk rating (in millions):

Rating	December 31, 2017	December 31, 2016
Superior	$3.3	$9.6
Above Average	31.8	64.7
Average	73.1	111.8
Below Average	79.6	53.0
Sub Standard	18.9	11.1
Total	$206.7	$250.2

During 2017, the Company reduced its portfolio of finance receivables relative to 2016 by syndicating to financial institutions. The receivables sold were primarily rated Average to Superior. The Company believes the finance receivables retained, net of allowance for credit losses, are collectible.

NOTE H – INVENTORIES

Inventories consist of the following (in millions):

	December 31,
	2017	2016
Finished equipment	$419.6	$334.7
Replacement parts	163.3	144.9
Work-in-process	165.6	175.4
Raw materials and supplies	221.1	198.8
Inventories	$969.6	$853.8

Reserves for lower of cost or NRV and excess and obsolete inventory were $85.8 million at December 31, 2017. Reserves for lower of cost or market value, excess and obsolete inventory were $83.3 million at December 31, 2016.

NOTE I – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	December 31,
	2017	2016
Property	$43.3	$36.4
Plant	144.7	144.3
Equipment	479.3	456.1
Property, Plant and Equipment – Gross	667.3	636.8
Less: Accumulated depreciation	(356.3)	(332.2)
Property, plant and equipment – net	$311.0	$304.6

Depreciation expense for the years ended December 31, 2017, 2016 and 2015, was $59.9 million, $65.5 million and $63.9 million, respectively.

NOTE J – EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from leasing the Company’s products to customers.  Initial non-cancellable lease terms typically range up to 90 months.  The net book value of equipment subject to operating leases was approximately $52 million and $67 million (net of accumulated depreciation of approximately $19 million and $16 million) at December 31, 2017 and 2016, respectively, and is included in Other assets on the Company’s Consolidated Balance Sheet.  The equipment is depreciated on a straight-line basis over its estimated useful life.

Future minimum lease payments to be received under non-cancellable operating leases with lease terms in excess of one year are as follows (in millions):

Years ending December 31,
2018	$7.5
2019	4.4
2020	2.5
2021	1.4
2022	0.4
Thereafter	—
$16.2

The Company received approximately $16 million and $14 million of rental income from assets under operating leases during 2017 and 2016, respectively, none of which represented contingent rental payments.

NOTE K – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP (1)	Cranes (1)	MP	Total
Balance at December 31, 2015, gross	$137.7	$183.1	$204.3	$525.1
Accumulated impairment	(38.6)	(4.2)	(23.2)	(66.0)
Balance at December 31, 2015, net	99.1	178.9	181.1	459.1
Acquisitions	1.6	—	—	1.6
Foreign exchange effect and other	(1.6)	(3.8)	(20.5)	(25.9)
Balance at December 31, 2016, gross	137.7	179.3	183.8	500.8
Accumulated impairment	(38.6)	(179.3)	(23.2)	(241.1)
Balance at December 31, 2016, net	99.1	—	160.6	259.7
Foreign exchange effect and other	2.5	—	11.4	13.9
Balance at December 31, 2017, gross	140.2	179.3	195.2	514.7
Accumulated impairment	(38.6)	(179.3)	(23.2)	(241.1)
Balance at December 31, 2017, net	$101.6	$—	$172.0	$273.6

(1) Includes a $17.9 million reclassification of goodwill from Cranes to discontinued operations, and a $0.9 million reclassification of goodwill from Cranes to AWP as a result of segment realignments. See Note C - “Business Segment Information”.

Intangible assets, net were comprised of the following as of December 31, 2017 and 2016 (in millions):

		December 31, 2017			December 31, 2016
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$18.8	$(17.8)	$1.0	$17.0	$(15.7)	$1.3
Customer Relationships	20	33.2	(28.3)	4.9	33.1	(25.2)	7.9
Land Use Rights	82	4.8	(0.6)	4.2	7.9	(0.9)	7.0
Other	8	26.5	(22.8)	3.7	25.8	(23.6)	2.2
Total definite-lived intangible assets		$83.3	$(69.5)	$13.8	$83.8	$(65.4)	$18.4

	For the Year Ended December 31,
(in millions)	2017	2016	2015
Aggregate Amortization Expense	$2.0	$2.9	$3.0

Estimated aggregate intangible asset amortization expense (in millions) for the next five years is as follows:

2018	$1.9
2019	$1.7
2020	$1.7
2021	$1.6
2022	$1.4

NOTE L – DERIVATIVE FINANCIAL INSTRUMENTS

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

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage the variability of future cash flows associated with recognized assets or liabilities or forecasted transactions due to changing currency exchange rates.  Primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar.   These foreign exchange contracts are designated as cash flow hedging instruments. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Most of the foreign exchange contracts outstanding as of December 31, 2017 mature on or before December 31, 2018.  At December 31, 2017 and 2016, the Company had $313.4 million and $245.5 million notional amount, respectively, of foreign exchange contracts outstanding that were initially designated as cash flow hedge contracts. The effective portion of unrealized gains and losses associated with foreign exchange contracts are deferred as a component of Accumulated other comprehensive income (loss) (“AOCI”) until the underlying hedged transactions settle and are reclassified to COGS in the Company’s Consolidated Statement of Income (Loss).

Certain foreign exchange contracts entered into by the Company have not been designated as hedging instruments to mitigate its exposure to changes in foreign currency exchange rates on third party forecasted transactions and recognized assets and liabilities. The Company had $113.2 million and $339.7 million notional amount of foreign exchange contracts outstanding that were not designated as hedging instruments at December 31, 2017 and 2016, respectively.  The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments were offset by changes in the underlying hedged items, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments were recognized as gains or losses in Other income (expense) – net in the Consolidated Statement of Income (Loss).

Other

Other derivatives include cross currency swaps, interest rate swaps and a debt conversion feature. Changes in the fair value of our cross currency and interest rate swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Other income (expense) - net in the Consolidated Statement of Income (Loss) when the underlying hedged item is re-measured. Gains or losses on interest rate swaps are reclassified to COGS in the Consolidated Statement of Income (Loss) when underlying hedged transactions settle. Changes in fair value of the debt conversion feature are recorded in Other income (expense) - net in the Consolidated Statement of Income (Loss).

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Consolidated Balance Sheet (in millions):

		December 31, 2017		December 31, 2016
Asset Derivatives	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$5.8	$0.3	$4.2	$2.6
Cross currency swap	Other current assets	0.7	—	—	—
Debt conversion feature	Other assets	—	1.5	—	1.1
Total asset derivatives		$6.5	$1.8	$4.2	$3.7
Liability Derivatives
Foreign exchange contracts	Other current liabilities	$(1.6)	$—	$(6.8)	$(1.2)
Cross currency swap	Other non-current liabilities	(5.3)	—	—	—
Total liability derivatives		$(6.9)	$—	$(6.8)	$(1.2)
Total Derivatives		$(0.4)	$1.8	$(2.6)	$2.5

The following tables provide the effect of derivative instruments that are designated as hedges in the Consolidated Statement of Income (Loss), Consolidated Statement of Comprehensive Income (Loss) and AOCI (in millions):

Gain (Loss) Recognized on Derivatives in AOCI, net of tax:	Year Ended December 31,
Cash Flow Derivatives	2017	2016	2015
Foreign exchange contracts	$5.4	$(4.5)	$2.8
Cross currency swap	(0.9)	—	—
Interest rate swap	—	(0.2)	0.2
Total	$4.5	$(4.7)	$3.0

Gain (Loss) Reclassified from AOCI into Income (Loss) (Effective):	Year Ended December 31,
Account	2017	2016	2015
Cost of goods sold	$2.4	$(2.0)	$1.6
Other income (expense) – net	(3.1)	—	—
Total	$(0.7)	$(2.0)	$1.6

Gain (Loss) Recognized on Derivatives (Ineffective) in Income (Loss):	Year Ended December 31,
Account	2017	2016	2015
Cost of goods sold	$2.1	$1.0	$2.3
Other income (expense) – net	(0.1)	—	(0.1)
Total	$2.0	$1.0	$2.2

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives outstanding at the end of the period in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (in millions):

Gain (Loss) Recognized in Income on Derivatives not designated as hedges:	Year Ended December 31,
Account	2017	2016	2015
Other income (expense) – net	$(0.7)	$0.9	$(3.4)

In the Consolidated Statement of Income, the Company records hedging activity related to debt instruments, foreign exchange contracts, cross currency swaps and interest rate swaps in the accounts for which the hedged items are recorded.  On the Consolidated Statement of Cash Flows, the Company presents cash flows from hedging activities in the same manner as it records the underlying item being hedged.

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

See Note Q - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within the unrealized net gains (losses) included in AOCI as of December 31, 2017, it is estimated that $3.8 million of gains are expected to be reclassified into earnings in the next twelve months.

NOTE M – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions. From time to time the Company may initiate certain restructuring programs to better utilize its workforce and optimize facility utilization to match the demand for its products.

Restructuring

During the year ended December 31, 2016, the Company established restructuring programs in its Cranes segment to transfer production between existing facilities and close certain facilities in order to maximize labor efficiencies and reduce overhead costs. The programs are expected to cost $67.0 million, result in the reduction of approximately 700 team members and be completed in 2018.

The following table provides information for all restructuring activities by segment of the amount of expense incurred during the year ended December 31, 2017, the cumulative amount of expenses incurred for the years ended December 31, 2017, 2016 and 2015 and the total amount expected to be incurred (in millions):

	Amount incurred during the year ended December 31, 2017	Cumulative amount incurred through December 31, 2017	Total amount expected to be incurred
AWP	$0.1	$0.4	$0.4
Cranes	(10.0)	67.0	67.0
MP	0.1	0.1	0.1
Corporate and Other	0.1	3.1	3.1
Total	$(9.7)	$70.6	$70.6

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the year ended December 31, 2017, the cumulative amount of expenses incurred since inception of the programs and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred in the year ended December 31, 2017	$(12.5)	$3.3	$(0.5)	$(9.7)
Cumulative amount incurred through December 31, 2017	$48.3	$5.1	$17.2	$70.6
Total amount expected to be incurred	$48.3	$5.1	$17.2	$70.6

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the year ended December 31, 2017 (in millions):

Employee Termination Costs
Restructuring reserve at December 31, 2016	$56.8
Restructuring reserve increase (decrease) (1)	(12.9)
Cash expenditures	(20.6)
Foreign exchange	6.4
Restructuring reserve at December 31, 2017	$29.7
(1) Primarily related to the reversal of accrued restructuring costs associated with the Company’s change in strategy for reorganizing a certain business and need to reduce headcount less than previously planned.

During the years ended December 31, 2017, 2016 and 2015, $(5.9) million, $42.6 million and $0.3 million, respectively, of restructuring charges were included in COGS. During the years ended December 31, 2017, 2016 and 2015, $(3.3) million, $20.8 million and $1.1 million, respectively, of restructuring charges were included in SG&A. There were $17.7 million of asset impairments included in restructuring costs, recorded in SG&A, for the year ended December 31, 2016. During the years ended December 31, 2017 and 2015 there were an insignificant amount of asset impairments included in restructuring costs.

Other Charges

During the year ended December 31, 2017, the Company recorded reductions of $17.7 million to severance accruals established in the prior year as a component of COGS and recorded expense of $6.1 million as a component of SG&A for severance charges across all segments and corporate functions. During the year ended December 31, 2016, the Company recorded expense of $21.1 million and $12.7 million as a component of COGS and SG&A, respectively, for severance charges across all segments and corporate functions.

NOTE N – LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows (in millions):

	December 31,
	2017	2016
5-5/8% Senior Notes due February 1, 2025, net of unamortized debt issuance costs of $10.4	$589.6	$—
6-1/2% Senior Notes due April 1, 2020, net of unamortized debt issuance costs of $2.1	—	297.9
6% Senior Notes due May 15, 2021, net of unamortized debt issuance costs of $7.5	—	842.5
2017 Credit Agreement – term debt, net of unamortized debt issuance costs of $6.1	389.0	—
2014 Credit Agreement – term debt, net of unamortized debt issuance costs of $7.9	—	420.7
Capital lease obligations	3.1	2.9
Other	3.1	11.8
Total debt	984.8	1,575.8
Less: Notes payable and current portion of long-term debt	(5.2)	(13.8)
Long-term debt, less current portion	$979.6	$1,562.0

2017 Credit Agreement

On January 31, 2017, the Company entered into a new credit agreement (the “2017 Credit Agreement”) with the lenders and issuing banks party thereto (the “New Lenders”) and Credit Suisse AG, Cayman Islands Branch (“CSAG”), as administrative agent and collateral agent. In connection with the 2017 Credit Agreement, the Company terminated its 2014 Credit Agreement (as defined below), among the Company and certain of its subsidiaries, the lenders thereunder and CSAG, as administrative agent and collateral agent, and related agreements and documents. The 2017 Credit Agreement provides the Company with a senior secured revolving line of credit of up to $450 million that is available through January 31, 2022 and a $400 million senior secured term loan, which will mature on January 31, 2024. The 2017 Credit Agreement allows unlimited incremental commitments, which may be extended at the option of the existing or new lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, with incremental amounts in excess of $300 million as long as the Company satisfies a senior secured leverage ratio contained in the 2017 Credit Agreement.

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

During the year ended December 31, 2017, the Company recorded a loss on early extinguishment of debt related to the amendment of its 2017 Credit Agreement of approximately $0.7 million.

As of December 31, 2017, the Company had $395.1 million, net of discount, in a U.S. dollar denominated term loan outstanding under the 2017 Credit Agreement. The weighted average interest rate on the term loan at December 31, 2017 was 3.94%. The Company had no revolving credit amounts outstanding as of December 31, 2017.

The 2017 Credit Agreement incorporates facilities for issuance of letters of credit up to $400 million.  Letters of credit issued under the 2017 Credit Agreement letter of credit facility decrease availability under the $450 million revolving line of credit.  As of December 31, 2017, the Company had no letters of credit issued under the 2017 Credit Agreement.  The 2017 Credit Agreement also permits the Company to have additional letter of credit facilities up to $300 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving lines of credit. The Company had letters of credit issued under the additional letter of credit facilities of the 2017 Credit Agreement that totaled $34.3 million as of December 31, 2017.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2017 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $23.1 million as of December 31, 2017.

In total, as of December 31, 2017, the Company had letters of credit outstanding of $57.4 million. The letters of credit generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet. Certain letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

2014 Credit Agreement

On January 31, 2017, in connection with the 2017 Credit Agreement, the Company terminated its 2014 Credit Agreement (as defined below), among the Company and certain of its subsidiaries, the lenders thereunder and CSAG, as administrative agent and collateral agent, and related agreements and documents.

On August 13, 2014 the Company entered into a credit agreement (the “2014 Credit Agreement”), with the lenders party thereto and CSAG, as administrative agent and collateral agent. In connection with the 2014 Credit Agreement, the Company terminated its existing amended and restated credit agreement, dated as of August 5, 2011, as amended (the “2011 Credit Agreement”), among the Company and certain of its subsidiaries, the lenders thereunder and CSAG, as administrative agent and collateral agent, and related agreements and documents.

The 2014 Credit Agreement provided the Company with a senior secured revolving line of credit of up to $600 million that was available through August 13, 2019, a $230.0 million senior secured term loan and a €200.0 million senior secured term loan, which both matured on August 13, 2021. The 2014 Credit Agreement allowed unlimited incremental commitments, which could be extended at the option of existing or new lenders and could be in the form of revolving credit commitments, term loan commitments, or a combination of both as long as the Company satisfied a senior secured debt financial ratio contained in the 2014 Credit Agreement.

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

If the Company’s borrowings under its revolving line of credit were greater than 30% of the total revolving credit commitments, the 2014 Credit Agreement required the Company to comply with certain financial tests, as defined in the 2014 Credit Agreement. If applicable, the minimum required levels of the interest coverage ratio would have been 2.5 to 1.0 and the maximum permitted levels of the senior secured leverage ratio would have been 2.75 to 1.0.

The 2014 Credit Agreement also contained customary default provisions.

In connection with termination of the 2014 Credit Agreement and the Company’s 2011 credit agreement, the Company recorded charges of $8.2 million and $0.1 million for accelerated amortization of debt acquisition costs and original issue discount as a loss on early extinguishment of debt for the years ended December 31, 2017 and 2015, respectively.

As of December 31, 2016, the Company had $428.6 million in U.S. dollar and Euro denominated term loans outstanding under its 2014 Credit Agreement. The weighted average interest rate on the term loans at December 31, 2016 was 3.63%, respectively. The Company had no outstanding revolving credit amounts as of December 31, 2016.

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

On September 30, 2016, the Company obtained the requisite non-revocable consents required to grant certain waivers from the asset sale covenants in the indenture governing the 6-1/2% Notes. The waiver agreements waived the requirement that the Company receive at least 75% of the consideration from the SAPA in the form of cash and cash equivalents. In connection with the receipt and effectiveness of the consents, the Company paid a total of $1.1 million as a result of the Disposition, of which $0.4 million had been incurred as of December 31, 2016 (see Note B - “Sale of MHPS Business”).

The Company redeemed $45.8 million principal amount of the 6-1/2% Notes in the first quarter of 2017 for $47.9 million, including market premiums of $1.2 million and accrued but unpaid interest of $0.9 million. The Company redeemed the remaining $254.2 million principal amount of the 6-1/2% Notes on April 3, 2017 for $266.7 million, including accrued but unpaid interest of $8.4 million and a call premium of $4.1 million (which was recorded as Loss on early extinguishment of debt on that date). The 6-1/2% Notes were jointly and severally guaranteed by certain of the Company’s domestic subsidiaries.

6% Senior Notes

On November 26, 2012, the Company sold and issued $850 million aggregate principal amount of Senior Notes due 2021 (“6% Notes”) at par. The proceeds from this offering plus other cash were used to redeem all $800.0 million principal amount of the outstanding 8% Senior Subordinated Notes.

On September 30, 2016, the Company obtained the requisite non-revocable consents required to grant certain waivers from the asset sale covenants in the indenture governing the 6% Notes. The waiver agreements waived the requirement that the Company receive at least 75% of the consideration from the SAPA in the form of cash and cash equivalents. In connection with the receipt and effectiveness of the consents, the Company paid a total of $3.1 million as a result of the Disposition, of which $1.1 million had been incurred as of December 31, 2016 (see Note B - “Sale of MHPS Business”).

During the first quarter of 2017, the Company redeemed all $850.0 million of the 6% Notes for $887.2 million, including redemption premiums of $25.9 million and accrued but unpaid interest of $11.3 million. The 6% Notes were jointly and severally guaranteed by certain of the Company’s domestic subsidiaries.

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

During the year ended December 31, 2017, the Company recorded a loss on early extinguishment of debt related to its 6% Notes and its 6-1/2% Notes of $43.7 million.

2015 Securitization Facility

On May 28, 2015, the Company, through certain of its subsidiaries, entered into a Loan and Security Agreement (the “Securitization Facility”) with lenders party thereto. On May 31, 2016, the Company terminated the Securitization Facility, and repaid all outstanding loans because it was not providing the Company with the flexibility needed for its portfolio of assets. As a result of terminating the Securitization Facility, during the year ended December 31, 2016, the Company recorded a loss on early extinguishment of debt of $0.4 million to write-off deferred debt costs. The facility limit was $350 million and contained customary representations, warranties and covenants.

Interest expense on loans outstanding under this facility was recorded to COGS in the Consolidated Statement of Income (Loss). The Company was party to certain derivative interest rate swap agreements entered into to hedge its exposure to variable interest rates related to the Securitization Facility. For further information on the interest rate swap agreements see Note L – “Derivative Financial Instruments.”

4% Convertible Senior Subordinated Notes

On June 3, 2009, the Company sold and issued $172.5 million aggregate principal amount of 4% Convertible Notes. The Company allocated $54.3 million of the $172.5 million principal amount of the 4% Convertible Notes to the equity component.  The Company recorded a related deferred tax liability of $19.4 million on the equity component. The balance of the 4% Convertible Notes was $128.8 million at settlement on June 1, 2015. The Company recognized interest expense of $5.7 million on the 4% Convertible Notes for the year ended December 31, 2015.  Interest expense on the 4% Convertible Notes throughout its term included 4% annually of cash interest on the maturity balance of $128.8 million plus non-cash interest expense accreted to the debt balance as described.

On June 1, 2015 the Company paid cash of $131.1 million (including accrued interest of $2.3 million) and issued 3.4 million shares of its $0.01 par value common stock to settle the 4% Convertible Notes.

Commitment Letter

On May 16, 2016, as a result of terminating the BCA, the Company and Konecranes terminated the commitment letter they entered into on August 10, 2015 with Credit Suisse Securities (USA) LLC ("CS Securities") and CSAG (and, CSAG together with CS Securities and their respective affiliates, "Credit Suisse") and the commitments thereunder by Credit Suisse, the other commitment parties and the lenders in respect of the senior secured credit facilities (the “Commitment Letter”). As the Company and Konecranes terminated the BCA, the parties no longer needed the use of funds that would have been supplied by the senior secured credit facilities pursuant to the Commitment Letter.

In connection with the Commitment Letter, the Company incurred fees of $7.2 million for the year ended December 31, 2016 which are included with transaction costs directly related to the BCA and are recorded in Other income (expense) - net in the Consolidated Statement of Income (Loss).

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of long-term debt outstanding at December 31, 2017 in the successive five-year period and thereafter are summarized below. Credit Agreement, which were entered into in January 2017. Amounts shown are exclusive of minimum lease payments for capital lease obligations (in millions):

2018	$4.9
2019	4.2
2020	3.7
2021	3.7
2022	3.7
Thereafter	978.0
Total Debt	998.2
Less: Unamortized debt issuance costs	$(16.5)
Net debt	$981.7

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Consolidated Balance Sheet, excluding debt acquisition costs (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of December 31, 2017 and 2016, as follows (in millions, except for quotes):

2017	Book Value	Quote	FV
5-5/8% Notes	$600.0	$1.04000	$624
2017 Credit Agreement Term Loan (net of discount)	$395.1	$1.00708	$398

2016	Book Value	Quote	FV
6-1/2% Senior Notes	$300.0	$1.02500	$308
6% Senior Notes	$850.0	$1.02750	$873
2014 Credit Agreement Term Loan (net of discount) – USD	$223.5	$1.00000	$224
2014 Credit Agreement Term Loan (net of discount) – EUR	$205.1	$0.99500	$204

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

The Company paid $59.5 million, $96.2 million and $98.9 million of interest in 2017, 2016 and 2015, respectively.

NOTE O – LEASE COMMITMENTS

Future minimum noncancellable operating lease payments at December 31, 2017 are as follows (in millions):

Operating Leases
2018	$31.1
2019	25.3
2020	19.9
2021	17.7
2022	16.1
Thereafter	43.4
Total minimum obligations	$153.5

Most of the Company’s operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was $39.9 million, $44.3 million, and $49.6 million in 2017, 2016 and 2015, respectively.

NOTE P– RETIREMENT PLANS AND OTHER BENEFITS

U.S. Pension Plan

As of December 31, 2017, the Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”). Participation in the Terex Plan for all employees has been frozen. Participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only. The benefits covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. The benefits covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company’s policy generally to fund the Terex Plan based on the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds.

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

During July 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP 21”) was enacted in the U.S. MAP 21 provided short-term relief of minimum contribution requirements by increasing the interest rates used to value pension liabilities beginning January 1, 2012 and increased the premiums due to the Pension Benefit Guaranty Corporation beginning in 2013 through 2015. On July 31, 2014, Congress passed the “Highway and Transportation Funding Act of 2014” (“HTFA-2014”). Included in HTFA-2014 were provisions to further stabilize the interest rates used in valuing pension liabilities. As a result of the provisions of MAP 21 and HTFA-2014, and existing funding commitments, there were no minimum contribution requirements for the 2017, 2016 and 2015 plan years.

Non-U.S. Plans

The Company maintains defined benefit plans in France, Germany, India, Switzerland and the United Kingdom for some of its subsidiaries. Participation in the United Kingdom plan has been frozen. The United Kingdom plan is a funded plan and the Company funds this plan in accordance with funding regulations in the United Kingdom and a negotiated agreement between the Company and the plan’s trustees. The Switzerland plan is a funded plan and the Company funds this plan in accordance with funding regulations. The plans in France, Germany and India are unfunded plans. For the Company’s operations in Italy there are mandatory termination indemnity plans providing a benefit payable upon termination of employment in substantially all cases of termination. The Company records this obligation based on mandated requirements. The measure of current obligation is not dependent on the employees’ future service and therefore is measured at current value.

Other Post-employment Benefits

The Company has several non-pension post-retirement benefit programs. The Company provides post-employment health and life insurance benefits to certain former salaried and hourly employees. The health care programs are contributory, with participants’ contributions adjusted annually, and the life insurance plan is noncontributory.

Savings Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, contribute to certain of these plans. The Company’s Common Stock held in a rabbi trust pursuant to the Deferred Compensation Plan is treated in a manner similar to treasury stock.  The number of shares of the Company’s Common Stock held in the rabbi trust was 0.8 million and 0.9 million at December 31, 2017 and 2016, respectively.

Charges recognized for the Deferred Compensation Plan and these other savings plans were $16.9 million, $19.3 million and $20.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. For the years ended December 31, 2017, 2016 and 2015, Company matching contributions to tax deferred savings plans were invested at the direction of plan participants.

Information regarding the Company’s plans, including SERP, was as follows (in millions, except percent values):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2017	2016	2017	2016	2017	2016
Accumulated benefit obligation at end of year	$153.3	$161.2	$229.4	$209.7
Change in benefit obligation:
Benefit obligation at beginning of year	$167.6	$174.0	$211.5	$217.1	$4.2	$4.9
Service cost	0.6	0.6	3.2	3.1	—	—
Interest cost	6.4	7.1	5.0	6.5	0.1	0.2
Transfer to Held for Sale	—	—	(0.1)	(5.5)	—	—
Settlements	—	—	(5.0)	—	—	—
Actuarial loss (gain)	0.1	2.5	1.1	25.9	(0.4)	(0.6)
Benefits paid	(14.3)	(16.6)	(7.1)	(9.4)	(0.5)	(0.3)
Foreign exchange effect	—	—	23.0	(26.2)	—	—
Benefit obligation at end of year	160.4	167.6	231.6	211.5	3.4	4.2
Change in plan assets:
Fair value of plan assets at beginning of year	117.1	123.1	108.3	111.2	—	—
Actual return on plan assets	14.5	9.5	6.9	18.4	—	—
Settlements	—	—	(5.0)	—	—	—
Employer contribution	1.2	1.1	7.5	6.7	0.5	0.3
Employee contribution	—	—	0.4	0.4	—	—
Benefits paid	(14.3)	(16.6)	(7.1)	(9.4)	(0.5)	(0.3)
Foreign exchange effect	—	—	10.2	(19.0)	—	—
Fair value of plan assets at end of year	118.5	117.1	121.2	108.3	—	—
Funded status	$(41.9)	$(50.5)	$(110.4)	$(103.2)	$(3.4)	$(4.2)
Amounts recognized in the statement of financial position consist of:
Current liabilities	$1.2	$1.2	$2.8	$2.4	$0.4	$0.5
Non-current liabilities	40.7	49.3	107.6	100.8	3.0	3.7
Total liabilities	$41.9	$50.5	$110.4	$103.2	$3.4	$4.2
Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial net loss	$64.8	$75.6	$68.2	$148.5	$0.9	$—
Prior service cost	0.1	0.3	0.1	(2.2)	—	—
Total amounts recognized in accumulated other comprehensive loss	$64.9	$75.9	$68.3	$146.3	$0.9	$—

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Weighted-average assumptions as of December 31:
Discount rate(1)	3.78%	4.03%	4.20%	2.15%	2.27%	3.23%	3.58%	3.81%	3.91%
Expected return on plan assets	7.00%	7.00%	7.50%	4.43%	5.90%	5.93%	N/A	N/A	N/A
Rate of compensation increase(1)	3.75%	3.75%	3.75%	0.93%	0.89%	0.83%	N/A	N/A	N/A

(1) The weighted average assumptions as of December 31 are used to calculate the funded status at the end of the current year and the net periodic cost for the subsequent year.

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Components of net periodic cost:
Service cost	$0.6	$0.6	$1.1	$3.2	$3.1	$2.9	$—	$—	$—
Interest cost	6.4	7.1	7.2	5.0	6.5	6.9	0.1	0.2	0.2
Expected return on plan assets	(7.8)	(8.3)	(9.9)	(5.0)	(6.0)	(7.0)	—	—	—
Recognition of prior service cost	0.1	0.2	0.1	—	—	—	—	—	—
Amortization of actuarial loss	4.1	4.2	3.8	3.5	2.5	3.2	(1.2)	—	0.1
Settlements	—	—	—	1.5	—	—	—	—	—
Other	—	—	—	(0.4)	(0.4)	(0.3)	—	—	—
Net periodic cost	$3.4	$3.8	$2.3	$7.8	$5.7	$5.7	$(1.1)	$0.2	$0.3

Participants in the Company’s U.K pension plan may elect to receive a lump-sum settlement of remaining pension benefits under the terms of the plan. As a result of participants electing the lump-sum option during 2017, the Company settled $5.0 million of Non-U.S. pension obligations. The settlements were paid from plan assets and did not require a cash contribution from the Company. As a result, the Company recorded settlement losses of $1.5 million reflecting the accelerated recognition of unamortized losses in the plan proportionate to the obligation that was settled.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2017	2016	2017	2016	2017	2016
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net (gain) loss	$(6.8)	$1.3	$(0.7)	$39.7	$(0.3)	$(0.6)
Amortization of actuarial gain (loss)	(4.1)	(4.2)	(3.5)	(5.6)	1.2	—
Amortization of prior service cost	(0.1)	(0.1)	—	(2.3)	—	—
Disposals	—	—	(79.4)	—	—	—
Settlements	—	—	(1.5)	—	—	—
Foreign exchange effect	—	—	7.1	(12.2)	—	—
Total recognized in other comprehensive income (loss)	$(11.0)	$(3.0)	$(78.0)	$19.6	$0.9	$(0.6)

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
Amounts expected to be recognized as components of net periodic cost for the year ending December 31, 2018:
Actuarial net loss	$4.0	$3.3	$0.1
Prior service cost	0.1	—	—
Total amount expected to be recognized as components of net periodic cost for the year ending December 31, 2018	$4.1	$3.3	$0.1

For the Company’s plans, including the SERP, that have accumulated benefit obligations in excess of plan assets the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were (in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2017	2016	2017	2016
Projected benefit obligation	$160.4	$167.6	$231.6	$211.5
Accumulated benefit obligation	$153.3	$161.2	$229.4	$209.7
Fair value of plan assets	$118.5	$117.1	$121.2	$108.3

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

The Company’s overall investment strategy for the U.S. defined benefit plan balances two objectives, investing in fixed income securities whose maturity broadly matches the maturity of the pension liabilities and investing in equities and other assets expected to generate higher returns. The Company invests through a number of investment funds with diversified asset types, strategies and managers. Equity securities, including investments in large to small-cap companies in the U.S. and internationally, constitute approximately 31% and 32% of the portfolio at December 31, 2017 and 2016, respectively. Fixed income securities including corporate bonds of companies from diversified industries, U.S. Treasuries and other securities, which may include mortgage-backed securities, asset-backed securities and collateralized mortgage obligations, constitute approximately 69% and 68% of the portfolio at December 31, 2017 and 2016, respectively. The target investment allocation for 2018 is approximately 22% to 36% for equity securities and approximately 64% to 78% for fixed income securities.

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

The overall investment strategy for Non-U.S. defined benefit plans is to achieve a mix of investments to support long-term growth and minimize volatility while maximizing rates of return by diversification of asset types, fund strategies and fund managers.  Fixed income investments include investments in European government securities and European corporate bonds and constitute approximately 72% of the portfolio at December 31, 2017 and 2016. Equity investments, multi-asset investment funds and real estate investments that invest in a diversified range of property principally in the retail, office and industrial/warehouse sectors constitute approximately 28% of the portfolio at December 31, 2017 and 2016. Investments of the plans primarily include investments in companies from diversified industries with approximately 94% invested internationally and 6% invested in North America. The target investment allocations to support our investment strategy for 2018 are approximately 67% to 68% fixed income securities and approximately 32% to 33% equity securities, multi-asset investment funds and real estate investments.

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

The fair value of the Company’s plan assets at December 31, 2017 are as follows (in millions):

	U.S. Pension Plan				Non-U.S. Pension Plans
	Total	Level 1	Level 2	NAV	Total	Level 1	Level 2	NAV
Cash, including money market funds	$2.5	$2.5	$—	$—	$2.9	$2.9	$—	$—
U.S. equities	27.6	—	—	27.6	6.4	—	6.4	—
Non-U.S. equities	8.7	—	—	8.7	24.4	—	24.4	—
U.S. corporate bonds	55.8	—	—	55.8	0.6	—	0.6	—
Non-U.S. corporate bonds	—	—	—	—	19.3	—	19.3	—
U.S. government securities	16.4	—	—	16.4	—	—	—	—
Non-U.S. government securities	0.6	—	—	0.6	32.7	—	32.7	—
Real estate	—	—	—	—	3.5	—	3.5	—
Other securities	6.9	—	—	6.9	31.4	—	31.4	—
Total investments measured at fair value	$118.5	$2.5	$—	$116.0	$121.2	$2.9	$118.3	$—

The fair value of the Company’s plan assets at December 31, 2016 are as follows (in millions):

	U.S. Pension Plan				Non-U.S. Pension Plans
	Total	Level 1	Level 2	NAV	Total	Level 1	Level 2	NAV
Cash, including money market funds	$2.5	$2.5	$—	$—	$2.1	$2.1	$—	$—
U.S. equities	28.6	—	—	28.6	5.9	—	5.9	—
Non-U.S. equities	8.7	—	—	8.7	21.2	—	21.2	—
U.S. corporate bonds	56.4	—	—	56.4	0.9	—	0.9	—
Non-U.S. corporate bonds	—	—	—	—	17.7	—	17.7	—
U.S. government securities	12.7	—	—	12.7	0.6	—	0.6	—
Non-U.S. government securities	0.3	—	—	0.3	29.3	—	29.3	—
Real estate	—	—	—	—	2.8	—	2.8	—
Other securities	7.9	—	—	7.9	27.8	—	27.8	—
Total investments measured at fair value	$117.1	$2.5	$—	$114.6	$108.3	$2.1	$106.2	$—

The Company plans to contribute approximately $1 million to its U.S. defined benefit pension and post-retirement plans and approximately $8 million to its non-U.S. defined benefit pension plans in 2018.  During the year ended December 31, 2017, the Company contributed $1.7 million to its U.S. defined benefit pension plans and post-retirement plans and $7.5 million to its non-U.S. defined benefit pension plans.

The Company’s estimated future benefit payments under its plans are as follows (in millions):

Year Ending December 31,	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
2018	$11.1	$11.7	$0.4
2019	$10.9	$7.4	$0.4
2020	$10.9	$7.6	$0.4
2021	$10.7	$8.2	$0.3
2022	$10.5	$8.4	$0.3
2023-2027	$52.1	$45.4	$1.0

For the other benefits, for measurement purposes, a 6.50% rate of increase in the per capita cost of covered health care benefits was assumed for 2018, decreasing one-half percentage point per year until it reaches 4.50% for 2022 and thereafter. Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plan.

A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total service and interest cost components	$—	$—
Effect on post-retirement benefit obligation	$0.1	$(0.1)

NOTE Q– STOCKHOLDERS’ EQUITY

On December 31, 2017, there were 130.4 million shares of Common Stock issued and 80.2 million shares of Common Stock outstanding. Of the 169.6 million unissued shares of Common Stock at that date, 3.1 million shares of Common Stock were reserved for issuance for the exercise of stock options and the vesting of restricted stock.

Common Stock in Treasury. The Company values treasury stock on an average cost basis. As of December 31, 2017, the Company held 50.2 million shares of Common Stock in treasury totaling $1,857.7 million, including 0.8 million shares held in a trust for the benefit of the Company’s Deferred Compensation Plan totaling $18.6 million. During the year ended December 31, 2017, the Company issued 38 thousand shares of its outstanding Common Stock which were contributed into a deferred compensation plan under a Rabbi Trust.

Preferred Stock. The Company’s certificate of incorporation was amended in June 1998 to authorize 50.0 million shares of preferred stock, $0.01 par value per share. As of December 31, 2017 and 2016, there were no shares of preferred stock outstanding.

Long-Term Incentive Plans. In May 2009, the stockholders approved the Terex Corporation 2009 Omnibus Incentive Plan (the “2009 Plan”). The purpose of the 2009 Plan is to provide a means whereby employees, directors and third-party service providers of the Company develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its stockholders. The 2009 Plan provides for incentive compensation in the form of (i) options to purchase shares of Common Stock, (ii) stock appreciation rights, (iii) restricted stock awards and restricted stock units, (iv) other stock awards, (v) cash awards, and (vi) performance awards. The maximum number of shares available for issuance under the 2009 Plan is 8.0 million shares plus the number of shares remaining available for issuance under the Terex Corporation 2000 Incentive Plan (the “2000 Plan”) and the 1996 Terex Corporation Long-Term Incentive Plan (the “1996 Plan”). As of December 31, 2017, 2.2 million shares were available for grant under the 2009 Plan.

In May 2000, the stockholders approved the 2000 Plan. The purpose of the 2000 Plan is to assist the Company in attracting and retaining selected individuals to serve as directors, officers, consultants, advisers and employees of the Company and its subsidiaries and affiliates who will contribute to the Company’s success and to achieve long-term objectives which will inure to the benefit of all stockholders of the Company through additional incentive inherent in ownership of Common Stock. The maximum number of shares available for issuance under the 2000 Plan was 12.0 million shares plus any shares related to awards under the 2000 Plan that were not issued or were subsequently forfeited, expired or otherwise terminated.

Under the 2009 Plan, approximately 60% of these awards are time-based and vest ratably on each of the first three anniversary dates. Approximately 25% cliff vest and are based on performance targets containing a market condition. Approximately 15% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed.

Substantially all stock option grants under the 2000 Plan had a contractual life of ten years. There were no options granted during the years ended December 31, 2017, 2016 or 2015, and the intrinsic value of all options outstanding is zero.

The following table is a summary of stock options under all of the Company’s plans.

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	13,059	$65.17
Exercised	—	$—
Canceled or expired	(10,472)	$65.07
Outstanding at December 31, 2017	2,587	$65.57	0.00	$—
Exercisable at December 31, 2017	2,587	$65.57	0.00	$—
Vested at December 31, 2017	2,587	$65.57	0.00	$—

The fair value of restricted stock awards is based on the market price at the date of grant approval except for 0.7 million shares based on a market condition. The Company uses the Monte Carlo method to provide grant date fair value for awards with a market condition. The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award. The following table presents the weighted-average assumptions used in the valuations:

	Grant date	Grant date	Grant date	Grant date
	March 2, 2017	March 3, 2016	March 5, 2015	March 5, 2015
Dividend yields	1.01%	1.22%	0.91%	0.91%
Expected volatility	42.78%	45.59%	45.48%	37.00%
Risk free interest rate	1.55%	0.97%	0.98%	0.58%
Expected life (in years)	3	3	3	2
Grant date fair value per share	$36.48	$29.24	$28.10	$25.60

The following table is a summary of restricted stock awards under all of the Company’s plans:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	3,531,188	$25.42
Granted	1,542,697	$32.54
Vested	(1,252,563)	$28.76
Canceled, expired or other	(710,265)	$21.86
Nonvested at December 31, 2017	3,111,057	$28.68

As of December 31, 2017, unrecognized compensation costs related to restricted stock totaled approximately $40 million, which will be expensed over a weighted average period of 1.8 years.  The grant date weighted average fair value for restricted stock awards during the years ended December 31, 2017, 2016 and 2015 was $32.54, $23.95 and $26.83, respectively.  The total fair value of shares vested for restricted stock awards was $36.0 million, $35.1 million and $42.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Tax benefits associated with stock-based compensation were $11.8 million, $12.6 million and $12.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. The excess tax benefit for all stock-based compensation is included in the Consolidated Statement of Cash Flows as an operating cash activity.

Comprehensive Income (Loss).  The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):
Accumulated Other Comprehensive Income (Loss) Attributable to Terex Corporation

	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$(245.5)	$(0.7)	$1.6	$(185.2)	$(429.8)
Current year change	(247.2)	3.0	(7.9)	32.3	(219.8)
Balance at December 31, 2015	(492.7)	2.3	(6.3)	(152.9)	(649.6)
Current year change	(122.6)	(4.7)	6.9	(9.4)	(129.8)
Balance at December 31, 2016	(615.3)	(2.4)	0.6	(162.3)	(779.4)
Current year change	470.6	4.5	3.7	61.1	539.9
Balance at December 31, 2017	$(144.7)	$2.1	$4.3	$(101.2)	$(239.5)

Accumulated Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest

	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$0.8	$—	$—	$—	$0.8
Current year change	(0.1)	—	—	—	(0.1)
Balance at December 31, 2015	0.7	—	—	—	0.7
Current year change	(0.4)	—	—	—	(0.4)
Balance at December 31, 2016	0.3	—	—	—	0.3
Current year change	—	—	—	—	—
Balance at December 31, 2017	$0.3	$—	$—	$—	$0.3

Accumulated Other Comprehensive Income (Loss)

	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$(244.7)	$(0.7)	$1.6	$(185.2)	$(429.0)
Current year change	(247.3)	3.0	(7.9)	32.3	(219.9)
Balance at December 31, 2015	(492.0)	2.3	(6.3)	(152.9)	(648.9)
Current year change	(123.0)	(4.7)	6.9	(9.4)	(130.2)
Balance at December 31, 2016	(615.0)	(2.4)	0.6	(162.3)	(779.1)
Current year change	470.6	4.5	3.7	61.1	539.9
Balance at December 31, 2017	$(144.4)	$2.1	$4.3	$(101.2)	$(239.2)

As of December 31, 2017, accumulated other comprehensive income for the cumulative translation adjustment, derivative hedging adjustment, debt and equity securities adjustment and pension liability adjustment are net of a tax benefit/(provision) of $11.5 million, $(0.5) million, $(0.1) million and $32.8 million, respectively.

Changes in Accumulated Other Comprehensive Income (Loss)
The table below presents changes in AOCI by component for the year ended December 31, 2017 and 2016. All amounts are net of tax (in millions).

	Year ended December 31, 2017					Year ended December 31, 2016
	CTA (1)	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj. (2)	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(615.0)	$(2.4)	$0.6	$(162.3)	$(779.1)	$(492.0)	$2.3	$(6.3)	$(152.9)	$(648.9)
Other comprehensive income before reclassifications	114.1	4.3	3.6	(0.1)	121.9	(121.1)	(5.7)	3.9	(16.1)	(139.0)
Amounts reclassified from AOCI	356.5	0.2	0.1	61.2	418.0	(1.9)	1.0	3.0	6.7	8.8
Net Other Comprehensive Income (Loss)	470.6	4.5	3.7	61.1	539.9	(123.0)	(4.7)	6.9	(9.4)	(130.2)
Ending balance	$(144.4)	$2.1	$4.3	$(101.2)	$(239.2)	$(615.0)	$(2.4)	$0.6	$(162.3)	$(779.1)

(1) Reclassifications primarily relate to $352.1 million of losses (net of $1.5 million of tax benefits) reclassified from AOCI to Gain (loss) on disposition of discontinued operations - net of tax in connection with the sale of the MHPS business.
(2) Reclassifications primarily relate to $55.4 million of losses (net of $23.9 million of tax benefits) reclassified from AOCI to Gain (loss) on disposition of discontinued operations - net of tax in connection with the sale of the MHPS business.

Share Repurchases and Dividends

In February 2015, the Company announced authorization by its Board of Directors for the repurchase of up to $200 million of the Company’s outstanding shares of common stock of which approximately $131 million of this authorization was utilized prior to January 1, 2017. In February 2017, the Company announced authorization by its Board of Directors for the repurchase of up to an additional $350 million of the Company’s outstanding shares of common stock. In May 2017, the Company announced the completion of the February 2015 and February 2017 authorizations and subsequently that the Company’s Board of Directors had authorized the repurchase of up to an additional $280 million of our outstanding shares of common stock. In September 2017, the Company announced the completion of the May 2017 authorization and subsequently that the Company’s Board of Directors had authorized the repurchase of up to an additional $225 million of our outstanding shares of common stock. During the year ended December 31, 2017, the Company repurchased 25.7 million shares for $923.7 million under the programs. During the year ended December 31, 2016, the Company repurchased 3.5 million shares for $81.3 million under the programs. During the year ended December 31, 2015, the Company repurchased 1.9 million shares for $50.0 million under the programs. In the first quarter of 2018, the Company’s Board of Directors announced authorization for the repurchase of up to an additional $325 million of the Company’s outstanding shares of common stock. The Company’s Board of Directors declared and paid a dividend of $0.08, $0.07 and $0.06 per share in each quarter of 2017, 2016 and 2015, respectively. Additionally, in the first quarter of 2018 the Company’s Board of Directors declared a dividend of $0.10 per share which will be paid on March 19, 2018.

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

These lawsuits generally cover the time period from February 2008 to February 2009 and allege, among other things, that certain of the Company’s SEC filings and other public statements contained false and misleading statements which resulted in damages to the Company, the plaintiffs and the members of the purported class when they purchased the Company’s securities and that there were breaches of fiduciary duties. The stockholder derivative complaint also alleges waste of corporate assets relating to the repurchase of the Company’s shares in the market and unjust enrichment as a result of securities sales by certain officers and directors. The complaints seek, among other things, unspecified compensatory damages, costs and expenses. As a result, the Company is unable to estimate a possible loss or a range of losses for these lawsuits. The stockholder derivative complaint also seeks amendments to the Company’s corporate governance procedures in addition to unspecified compensatory damages from the individual defendants in its favor.

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

Demag Cranes AG Appraisal Proceedings

In connection with the Company’s purchase of Demag Cranes AG (“DCAG”) in 2011, certain former shareholders of DCAG initiated appraisal proceedings relating to (i) a domination and profit loss transfer agreement between DCAG and Terex Germany GmbH & Co. KG (the “DPLA Proceeding”) and (ii) the squeeze out of the former DCAG shareholders (the “Squeeze out Proceeding”) alleging that the Company did not pay fair value for the shares of DCAG. These proceedings were initiated in the Regional Court of Düsseldorf on April 24, 2012 and January 26, 2014, respectively. The Company believes it did pay fair value for the shares of DCAG and that no further payment from the Company to any former shareholders of DCAG is required. The initial court ruling in the DPLA Proceeding was in favor of the Company and against the claimants (i.e. no increase in compensation was owed to the former shareholders). However, the court did rule that costs of the proceedings, including legal costs for both parties, would need to be borne by Terex. This initial court ruling in the DPLA Proceeding is being appealed by both parties (claimants as to results, Terex as to costs). The Squeeze out Proceeding is still in the relatively early stages. While the Company believes the position of the former shareholders of DCAG is without merit and is vigorously opposing it, no assurance can be given as to the final resolution of these disputes or that the Company will not ultimately be required to make an additional payment as a result of such disputes, which amount could be material.

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

As of December 31, 2017 and 2016, the Company’s maximum exposure to such credit guarantees was $45.6 million and $42.3 million, respectively (credit guarantees as of December 31, 2016 include $2.0 million of guarantees related to discontinued operations). Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. Maximum exposure for residual value guarantees issued by the Company totaled $7.8 million and $7.1 million as of December 31, 2017 and 2016, respectively. The Company is generally able to mitigate some risk associated with these guarantees because the maturity of guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheet of $4.3 million and $3.8 million as of December 31, 2017 and 2016, respectively, for estimated fair value of all guarantees provided.

There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Amounts in millions)

	Balance Beginning of Year	Charges to Earnings	Other (1)	Deductions (2)	Balance End of Year
Year ended December 31, 2017
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$16.5	$0.4	$1.0	$(1.7)	$16.2
Allowance for doubtful accounts - Non-current	25.2	1.1	1.5	(4.5)	23.3
Reserve for inventory	83.3	21.6	10.5	(29.6)	85.8
Valuation allowances for deferred tax assets	148.6	0.2	(12.4)	—	136.4
Totals	$273.6	$23.3	$0.6	$(35.8)	$261.7
Year ended December 31, 2016
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$20.4	$5.6	$(5.4)	$(4.1)	$16.5
Allowance for doubtful accounts - Non-current	27.4	(1.5)	(0.4)	(0.3)	25.2
Reserve for inventory	76.8	37.0	(10.8)	(19.7)	83.3
Valuation allowances for deferred tax assets	215.1	(50.8)	(15.7)	—	148.6
Totals	$339.7	$(9.7)	$(32.3)	$(24.1)	$273.6
Year ended December 31, 2015
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$18.3	$4.3	$1.7	$(3.9)	$20.4
Allowance for doubtful accounts - Non-current	28.6	3.2	(2.1)	(2.3)	27.4
Reserve for inventory	77.9	18.2	(6.1)	(13.2)	76.8
Valuation allowances for deferred tax assets	244.0	(20.6)	(8.3)	—	215.1
Totals	$368.8	$5.1	$(14.8)	$(19.4)	$339.7

(1)	Primarily represents the impact of foreign currency exchange, business divestitures and other amounts recorded to accumulated other comprehensive income (loss).

(2)	Primarily represents the utilization of established reserves, net of recoveries.