Form 10-Q
period 2018-03-31
TEREX CORP
filed 2018-05-02
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of outstanding shares of common stock: 76.0 million as of April 30, 2018.

The Exhibit Index begins on page 51.

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of March 31, 2018 unless specifically noted otherwise. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995) regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies and Uncertainties.”  In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

•	our business is cyclical and weak general economic conditions affect the sales of our products and financial results;

•	our need to comply with restrictive covenants contained in our debt agreements;

•	our ability to generate sufficient cash flow to service our debt obligations and operate our business;

•	our ability to access the capital markets to raise funds and provide liquidity;

•	our business is sensitive to government spending;

•	our business is highly competitive and is affected by our cost structure, pricing, product initiatives and other actions taken by competitors;

•	our retention of key management personnel;

•	the financial condition of suppliers and customers, and their continued access to capital;

•	our providing financing and credit support for some of our customers;

•	we may experience losses in excess of recorded reserves;

•	we are dependent upon third-party suppliers, making us vulnerable to supply shortages and price increases;

•	the imposition of tariffs and related actions on trade by the U.S. and foreign governments;

•	our business is global and subject to changes in exchange rates between currencies, commodity price changes, regional economic conditions and trade restrictions;

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
TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2018	2017
Net sales	$1,260.9	$1,006.9
Cost of goods sold	(1,030.0)	(854.6)
Gross profit	230.9	152.3
Selling, general and administrative expenses	(159.6)	(157.0)
Income (loss) from operations	71.3	(4.7)
Other income (expense)
Interest income	3.4	1.8
Interest expense	(16.0)	(21.4)
Loss on early extinguishment of debt	(0.7)	(45.4)
Other income (expense) – net	1.0	(18.9)
Income (loss) from continuing operations before income taxes	59.0	(88.6)
(Provision for) benefit from income taxes	(11.4)	28.3
Income (loss) from continuing operations	47.6	(60.3)
Gain (loss) on disposition of discontinued operations – net of tax	2.7	55.7
Net income (loss)	$50.3	$(4.6)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.60	$(0.57)
Gain (loss) on disposition of discontinued operations – net of tax	0.03	0.53
Net income (loss)	$0.63	$(0.04)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.59	$(0.57)
Gain (loss) on disposition of discontinued operations – net of tax	0.03	0.53
Net income (loss)	$0.62	$(0.04)
Weighted average number of shares outstanding in per share calculation
Basic	79.7	105.2
Diluted	81.7	105.2

Comprehensive income (loss)	$76.5	$423.5

Dividends declared per common share	$0.10	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$447.9	$626.5
Trade receivables (net of allowance of $15.9 and $16.2 at March 31, 2018 and December 31, 2017, respectively)	687.6	579.9
Inventories	1,009.1	969.6
Prepaid and other current assets	195.1	207.0
Total current assets	2,339.7	2,383.0
Non-current assets
Property, plant and equipment – net	334.6	311.0
Goodwill	279.1	273.6
Intangible assets – net	13.5	13.8
Other assets	453.2	481.1
Total assets	$3,420.1	$3,462.5

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$5.2	$5.2
Trade accounts payable	657.9	592.4
Other current liabilities	371.5	437.9
Total current liabilities	1,034.6	1,035.5
Non-current liabilities
Long-term debt, less current portion	1,077.8	979.6
Retirement plans	152.0	151.3
Other non-current liabilities	76.8	73.6
Total liabilities	2,341.2	2,240.0
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 131.2 and 130.4 shares at March 31, 2018 and December 31, 2017, respectively	1.3	1.3
Additional paid-in capital	1,315.1	1,322.0
Retained earnings	2,040.8	1,995.9
Accumulated other comprehensive income (loss)	(213.3)	(239.5)
Less cost of shares of common stock in treasury – 55.2 and 50.2 shares at March 31, 2018 and December 31, 2017, respectively	(2,065.5)	(1,857.7)
Total Terex Corporation stockholders’ equity	1,078.4	1,222.0
Noncontrolling interest	0.5	0.5
Total stockholders’ equity	1,078.9	1,222.5
Total liabilities and stockholders’ equity	$3,420.1	$3,462.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income (loss)	$50.3	$(4.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16.0	16.3
(Gain) loss on disposition of discontinued operations	(2.7)	(55.7)
Deferred taxes	(1.6)	(24.9)
Loss on early extinguishment of debt	0.7	45.4
Stock-based compensation expense	7.9	9.7
Inventory and other non-cash charges	(0.3)	17.7
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(101.4)	(130.7)
Inventories	(26.2)	(39.4)
Trade accounts payable	59.7	24.9
Other assets and liabilities	(47.1)	(20.7)
Foreign exchange and other operating activities, net	0.3	(2.6)
Net cash provided by (used in) operating activities	(44.4)	(164.6)
Investing Activities
Capital expenditures	(34.5)	(10.6)
Proceeds from disposition of investments	19.8	—
Proceeds (payments) from disposition of discontinued operations	—	764.3
Proceeds from sales of assets	(0.6)	294.6
Net cash provided by (used in) investing activities	(15.3)	1,048.3
Financing Activities
Repayments of debt	(118.2)	(1,329.5)
Proceeds from issuance of debt	215.5	999.0
Share repurchases	(205.3)	(178.2)
Dividends paid	(7.8)	(8.3)
Payment of debt extinguishment costs	(0.5)	(31.5)
Other financing activities, net	(12.0)	(27.7)
Net cash provided by (used in) financing activities	(128.3)	(576.2)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	9.3	7.0
Net Increase (Decrease) in Cash and Cash Equivalents	(178.7)	314.5
Cash and Cash Equivalents at Beginning of Period	630.1	501.9
Cash and Cash Equivalents at End of Period	$451.4	$816.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE A – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2017 has been derived from and should be read in conjunction with the audited Consolidated Balance Sheet as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Condensed Consolidated Financial Statements include accounts of Terex Corporation, its majority-owned subsidiaries and other controlled subsidiaries (“Terex” or the “Company”).  The Company consolidates all majority-owned and controlled subsidiaries, applies the equity method of accounting for investments in which the Company is able to exercise significant influence and applies the cost method for all other investments.  All intercompany balances, transactions and profits have been eliminated. Certain prior period amounts have been reclassified to conform with the 2018 presentation.

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018.

Cash and cash equivalents at March 31, 2018 and December 31, 2017 include $5.1 million and $5.0 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Recently Issued Accounting Standards

Accounting Standards Implemented in 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (“ASU 2016-08”); ASU 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing,” (“ASU 2016-10”); ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients,” (“ASU 2016-12”); and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” (“ASU 2016-20”), which provided additional guidance and clarity to ASU 2014-09 (collectively, the “New Revenue Standards”). The Company adopted the New Revenue Standards on January 1, 2018 using the modified retrospective approach and elected the significant financing component and costs of obtaining a contract practical expedients. Adoption of the New Revenue Standards did not have a material effect on the Company’s consolidated financial statements. The Company’s revenue recognition policy adopted as a result of the New Revenue Standards is presented below.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," (“ASU 2016-01”). The amendments in ASU 2016-01, among other things, require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; require public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost. The Company adopted ASU 2016-01 on January 1, 2018. Adoption did not have a material effect on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfer of Assets Other than Inventory,” (“ASU 2016-16”).  ASU 2016-16 requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. This is a change from existing U.S. generally accepted accounting principles which prohibits recognition of current and deferred income taxes until the asset is sold to a third party.  The Company adopted ASU 2016-16 on January 1, 2018. Adoption did not have a material effect on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash,” (“ASU 2016-18”). ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 on January 1, 2018. Adoption did not have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” (“ASU 2017-01”). ASU 2017-01 provides guidance in ascertaining whether a collection of assets and activities is considered a business. The Company adopted ASU 2017-01 on January 1, 2018. Adoption did not have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment. The Company early adopted ASU 2017-04 on January 1, 2018. Adoption did not have a material effect on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” (“ASU 2017-05”). ASU 2017-05 is meant to clarify the scope of ASC Subtopic 610-20, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets” and to add guidance for partial sales of nonfinancial assets. The Company adopted ASU 2017-05 on January 1, 2018 using the modified retrospective approach. Adoption did not have a material effect on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” (“ASU 2017-07”). ASU 2017-07 changes how employers that sponsor defined benefit pension plans and other postretirement plans present the net periodic benefit cost in the income statement. An employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendment also allows only the service cost component to be eligible for capitalization, when applicable. The Company adopted ASU 2017-07 on January 1, 2018. Adoption did not have a material effect on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” (“ASU 2017-09”). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance reduces diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. The Company adopted ASU 2017-09 on January 1, 2018. Adoption did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards to be Implemented

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

In January 2018, the FASB issued ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” (“ASU 2018-01”). ASU 2018-01 permits an entity to elect an optional transition practical expedient to exclude in their evaluation of Topic 842 existing or expired land easements that were not previously accounted for as leases under Topic 840. The Company will adopt ASU 2018-01 in conjunction with its adoption of ASU 2016-02. The Company is evaluating the impact that adoption of ASU 2018-01 will have on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” (“ASU 2018-2”). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from H.R. 1 “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (formerly known as “Tax Cuts and Jobs Act”). The effective date will be the first quarter of fiscal year 2019. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities,” (“ASU 2018-3”). ASU 2018-03 clarifies certain aspects of the guidance issued in ASU 2016-01. The effective date will be the third quarter of fiscal year 2018. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.
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

A liability for estimated warranty claims is accrued at the time of sale.  The current portion of the product warranty liability is included in Other current liabilities and the non-current portion is included in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet.  The liability is established using historical warranty claims experience for each product sold.  Historical claims experience may be adjusted for known design improvements or for the impact of unusual product quality issues.  Warranty reserves are reviewed quarterly to ensure critical assumptions are updated for known events that may affect the potential warranty liability.

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Three Months Ended
March 31, 2018
Balance at beginning of period	$52.6
Accruals for warranties issued during the period	16.0
Changes in estimates	(1.5)
Settlements during the period	(13.9)
Foreign exchange effect/other	0.3
Balance at end of period	$53.5

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of ASC 820, “Fair Value Measurement and Disclosure” (“ASC 820”) include foreign exchange contracts, cross currency swaps and a debt conversion feature on a convertible promissory note discussed in Note J – “Derivative Financial Instruments” and debt discussed in Note L – “Long-term Obligations”. These instruments are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

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

Revenue Recognition. The Company recognizes revenue when goods or services are transferred to customers in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. In determining when and how revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

In the United States, we have the ability to enter into a security agreement and receive a security interest in the product by filing an appropriate Uniform Commercial Code (“UCC”) financing statement. However, a significant portion of our revenue is generated outside of the United States. In many countries outside of the United States, as a matter of statutory law, a seller retains title to a product until payment is made. The laws do not provide for a seller’s retention of a security interest in goods in the same manner as established in the UCC. In these countries, we retain title to goods delivered to a customer until the customer makes payment so that we can recover the goods in the event of customer default on payment. In these circumstances, the Company considers the following events in order to determine when it is appropriate to recognize revenue: (i) the customer has physical possession of the product; (ii) the customer has legal title to the product; (iii) the customer has assumed the risks and rewards of ownership and (iv) the customer has communicated acceptance of the product. These events serve as indicators, along with the details contained within the contract, that it is appropriate to recognize revenue.

The Company generates revenue through the sale of machines, parts and service, and extended warranties. Revenue from product sales is recorded when the performance obligation is fulfilled, usually at the time of shipment, at the net sales price (transaction price). Estimates of variable consideration, such as volume discounts and rebates, are reviewed and revised periodically by management. The Company elected to present revenue net of sales tax and other similar taxes and account for shipping and handling activities as fulfillment costs rather than separate performance obligations. Payments are typically due either 30 or 60 days, depending on geography, following delivery of products or completion of services.

Revenue from extended warranties is recognized over time on a straight line basis because the customer benefits evenly from the extended warranty throughout the period; beginning upon expiration of the standard warranty and through end of the term. Revenue from services is recognized based on cost input method as the time and materials used in the repair portrays the most accurate depiction of completion of the performance obligation. During the period ended March 31, 2018 revenue generated from the sale of extended warranties and services were an immaterial portion of revenue.

Revenue from sales-type leases, which is accounted for under Topic 840, is recognized at the inception of the lease. Income from operating leases is recognized ratably over the lease term. The Company routinely sells equipment subject to operating leases and related lease payments. If a substantial risk of ownership in the equipment is not retained, the transaction is recorded as a sale. If a substantial risk of ownership is retained, the transaction is recorded as a borrowing, the operating lease payments are recognized as revenue over the term of the lease and the debt is amortized over a similar period.

For detailed sales information see Note B - “Business Segment Information”.

NOTE B – BUSINESS SEGMENT INFORMATION

Terex is a global manufacturer of aerial work platforms, cranes and materials processing machinery. The Company designs, builds and supports products used in construction, maintenance, manufacturing, energy, minerals and materials management applications. Terex’s products are manufactured in North and South America, Europe, Australia and Asia and sold worldwide. The Company engages with customers through all stages of the product life cycle, from initial specification and financing to parts and service support. The Company operates in three reportable segments: (i) Aerial Work Platforms (“AWP”); (ii) Cranes; and (iii) Materials Processing (“MP”).

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

Business segment information is presented below (in millions):

	Three Months Ended March 31,
	2018	2017
Net Sales
AWP	$638.9	$472.4
Cranes	314.0	263.9
MP	303.3	249.1
Corporate and Other / Eliminations	4.7	21.5
Total	$1,260.9	$1,006.9
Income (loss) from Operations
AWP	$60.1	$21.7
Cranes	(9.7)	(31.9)
MP	38.9	25.6
Corporate and Other / Eliminations	(18.0)	(20.1)
Total	$71.3	$(4.7)

	March 31, 2018	December 31, 2017
Identifiable Assets
AWP	$1,470.6	$1,358.5
Cranes	1,662.0	1,685.7
MP	1,293.2	1,219.5
Corporate and Other / Eliminations (1)	(1,005.7)	(801.2)
Total	$3,420.1	$3,462.5

(1) Decrease due to lower cash balances, primarily related to share repurchases during the first three months of 2018.

	Three Months Ended March 31, 2018
	AWP	Cranes	MP	Corporate and Other / Eliminations	Total
Net Sales by Product Type
Aerial Work Platforms	$552.8	$—	$—	$0.4	$553.2
Mobile Cranes	—	177.1	—	0.5	177.6
Materials Processing Equipment	—	—	213.3	0.4	213.7
Other (1)	86.1	136.9	90.0	3.4	316.4
Total	$638.9	$314.0	$303.3	$4.7	$1,260.9

(1) Includes other product types, intercompany sales and eliminations.

	Three Months Ended March 31, 2017
	AWP	Cranes	MP	Corporate and Other / Eliminations	Total
Net Sales by Product Type
Aerial Work Platforms	$404.7	$—	$—	$0.7	$405.4
Mobile Cranes	—	148.0	—	0.5	148.5
Materials Processing Equipment	0.6	—	166.1	0.2	166.9
Other (1)	67.1	115.9	83.0	(10.1)	255.9
Compact Construction Equipment (2)	—	—	—	30.2	30.2
Total	$472.4	$263.9	$249.1	$21.5	$1,006.9

(1) Includes other product types, intercompany sales and eliminations.
(2) Remaining Compact Construction product lines divested in 2017.

	Three Months Ended March 31, 2018
	AWP	Cranes	MP	Corporate and Other / Eliminations	Total
Net Sales by Region
North America	$358.0	$131.1	$137.4	$16.3	$642.8
Western Europe	204.2	60.2	82.4	0.2	347.0
Asia-Pacific	50.4	39.7	45.2	0.4	135.7
Rest of World (1)	26.3	83.0	38.3	(12.2)	135.4
Total	$638.9	$314.0	$303.3	$4.7	$1,260.9

(1) Includes intercompany sales and eliminations.

	Three Months Ended March 31, 2017
	AWP	Cranes	MP	Corporate and Other / Eliminations	Total
Net Sales by Region
North America	$279.6	$125.6	$129.4	$11.6	$546.2
Western Europe	103.0	61.3	60.4	17.5	242.2
Asia-Pacific	56.4	24.2	32.8	8.4	121.8
Rest of World (1)	33.4	52.8	26.5	(16.0)	96.7
Total	$472.4	$263.9	$249.1	$21.5	$1,006.9

(1) Includes intercompany sales and eliminations.

NOTE C – INCOME TAXES

During the three months ended March 31, 2018, the Company recognized an income tax expense of $11.4 million on income of $59.0 million, an effective tax rate of 19.3%, as compared to an income tax benefit of $28.3 million on a loss of $88.6 million, an effective tax rate of 31.9%, for the three months ended March 31, 2017. The lower effective tax rate for the three months ended March 31, 2018 is primarily due to a tax benefit for a non-U.S. interest deduction for the three months ended March 31, 2017.

NOTE D – DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

MHPS

On May 16, 2016, Terex agreed to sell its Material Handling and Port Solutions (“MHPS”) business to Konecranes Plc, a Finnish public company limited by shares, (“Konecranes”) by entering into a Stock and Asset Purchase Agreement, as amended (the “SAPA”), with Konecranes. On January 4, 2017, the Company completed the disposition of its MHPS business to Konecranes (the “Disposition”), pursuant to the SAPA, effective as of January 1, 2017. In connection with the Disposition, the Company received 19.6 million newly issued Class B shares of Konecranes and approximately $835 million in cash after adjustments for estimated cash, debt and net working capital at closing and the divestiture of Konecranes’ Stahl Crane Systems business, which was undertaken by Konecranes in connection with the Disposition. During the three months ended March 31, 2017, the Company recognized a gain on the Disposition (net of tax) of $52.7 million.

During the three months ended March 31, 2017, the Company sold 7.5 million Konecranes shares for proceeds of approximately $272 million and recorded a $22.5 million net loss on sale of shares which included a loss of $9.3 million attributable to foreign exchange rate changes. The net loss is recorded as a component of Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

On March 23, 2017, Konecranes declared a dividend of €1.05 per share to holders of record as of March 27, 2017, which was paid on April 4, 2017. During the three months ended March 31, 2017, the Company recognized dividend income of $13.5 million as a component of Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

Loss Contract

Related to the Disposition, the Company and Konecranes entered into an agreement for Konecranes to manufacture certain crane products on behalf of the Company for an original period of 12 months, which was subsequently amended for a total of 36 months on October 11, 2017. The Company recorded an expense of $6.3 million related to losses expected to be incurred over the original agreement’s life during the three months ended March 31, 2017.

Cranes

The Company is actively seeking a buyer for its utility hot lines tools business located in South America and, accordingly, assets and liabilities are reported as held for sale. During three months ended March 31, 2017, a non-cash impairment charge of $1.2 million was recorded to adjust net asset value to estimated fair value within Selling, general and administrative expenses (“SG&A”) in the Condensed Consolidated Statement of Comprehensive Income (Loss).

Construction

In December 2016, the Company entered into an agreement to sell its Coventry, UK-based compact construction business.  During the three months ended March 31, 2017, the Company completed the sale of Coventry, UK-based compact construction business and remaining UK-based compact construction product lines and recognized a loss of $0.6 million within SG&A in the Condensed Consolidated Statement of Comprehensive Income (Loss) related to the sale.

During the three months ended March 31, 2017, the Company recognized a gain of $5.6 million within SG&A resulting from a post-closing adjustment related to the 2016 sale of its midi/mini excavators, wheeled excavators, and compact wheel loader business in Germany.

In March 2017, the Company signed a sale agreement with a buyer to sell its Indian compact construction business. The Company completed the sale during the second quarter of 2017.

The operating results for these construction product lines are reported in continuing operations, within the Corporate and Other category in our segment disclosures.

Assets and liabilities held for sale

Assets and liabilities held for sale consist of portions of the Company’s Cranes segment. Such assets and liabilities are classified as held for sale upon meeting the requirements of ASC 360 - “Property, Plant and Equipment”, and are recorded at lower of carrying amount or fair value less costs to sell. Assets are no longer depreciated once classified as held for sale.

The following table provides the amounts of assets and liabilities held for sale related to our Cranes segment recorded in the Condensed Consolidated Balance Sheet (in millions):

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$3.5	$3.6
Trade receivables – net	2.6	2.2
Inventories	2.3	1.7
Prepaid and other current assets	0.4	0.5
Impairment reserve	(4.4)	(4.4)
Included in Prepaid and other current assets	$4.4	$3.6

Property, plant and equipment – net	$0.4	$0.4
Intangible assets	2.9	2.9
Impairment reserve	(3.3)	(3.3)
Included in Other assets	$—	$—

Liabilities
Trade accounts payable	0.9	0.5
Accruals and other current liabilities	1.6	1.5
Included in Other current liabilities	$2.5	$2.0

Retirement plans and other non-current liabilities	0.8	0.7
Other non-current liabilities	0.3	0.3
Included in Other non-current liabilities	$1.1	$1.0

The following table provides amounts of cash and cash equivalents presented in the Condensed Consolidated Statement of Cash Flows (in millions):

	March 31, 2018	December 31, 2017
Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$447.9	$626.5
Cash and cash equivalents - held for sale	3.5	3.6
Total cash and cash equivalents	$451.4	$630.1

Cash and cash equivalents held for sale at March 31, 2018 and December 31, 2017 include no amounts which were not immediately available for use.

Gain (loss) on disposition of discontinued operations - net of tax

	Three Months Ended
	March 31,
	2018	2017
	Atlas	MHPS	Atlas	Total
Gain (loss) on disposition of discontinued operations	$3.2	$79.5	$3.5	$83.0
(Provision for) benefit from income taxes	(0.5)	(26.8)	(0.5)	(27.3)
Gain (loss) on disposition of discontinued operations – net of tax	$2.7	$52.7	$3.0	$55.7

During the three months ended March 31, 2018, the Company recognized a gain on disposition of discontinued operations - net of tax of $2.7 million, related to the sale of its Atlas heavy construction equipment and knuckle-boom cranes businesses (“Atlas”). The Company converted the earnout in the former agreement into a note receivable of $3.2 million, which is recorded in Other Assets in the Condensed Consolidated Balance Sheet. During the three months ended March 31, 2017, the Company recognized a gain on disposition of discontinued operations - net of tax of $55.7 million, $52.7 million of which is due to the sale of the MHPS business. The remaining $3.0 million is related to the sale of Atlas.

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended March 31,
	2018	2017
Income (loss) from continuing operations	$47.6	$(60.3)
Gain (loss) on disposition of discontinued operations–net of tax	2.7	55.7
Net income (loss)	$50.3	$(4.6)
Basic shares:
Weighted average shares outstanding	79.7	105.2
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$0.60	$(0.57)
Gain (loss) on disposition of discontinued operations–net of tax	0.03	0.53
Net income (loss)	$0.63	$(0.04)
Diluted shares:
Weighted average shares outstanding - basic	79.7	105.2
Effect of dilutive securities:
Stock options and restricted stock awards	2.0	—
Diluted weighted average shares outstanding	81.7	105.2
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$0.59	$(0.57)
Gain (loss) on disposition of discontinued operations–net of tax	0.03	0.53
Net income (loss)	$0.62	$(0.04)

Weighted average options to purchase approximately 60 and 8,000 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during the three months ended March 31, 2018 and March 31, 2017, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average restricted stock awards of 125,200 and 2,288,000 were outstanding during the three months ended March 31, 2018 and March 31, 2017, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future services that the Company has not yet recognized are assumed to be used to repurchase shares.

NOTE F – FINANCE RECEIVABLES

The Company, primarily through TFS, leases equipment and provides financing to customers for the purchase and use of Terex equipment. In the normal course of business, TFS assesses credit risk, establishes structure and pricing of financing transactions, documents the finance receivable, and records and funds the transactions. The Company bills and collects cash from the end customer.

The Company primarily conducts on-book business in the U.S., with limited business in China, Germany and Italy. The Company does business with various types of customers consisting of rental houses, end user customers and Terex equipment dealers.

The Company’s net finance receivable balances include both sales-type leases and commercial loans. Finance receivables that management intends to hold until maturity are stated at their outstanding unpaid principal balances, net of an allowance for loan losses as well as any deferred fees and costs. Finance receivables originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, on an individual asset basis. During the three months ended March 31, 2018 and 2017, the Company transferred finance receivables of $91.3 million and $43.5 million, respectively, to third party financial institutions, which qualified for sales treatment under ASC 860. At March 31, 2018, the Company had $29.3 million of held for sale finance receivables recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheet.

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

Finance receivables, net consisted of the following (in millions):

	March 31, 2018	December 31, 2017
Commercial loans	$131.3	$180.2
Sales-type leases	41.9	26.5
Total finance receivables, gross	173.2	206.7
Allowance for credit losses	(3.8)	(6.6)
Total finance receivables, net	$169.4	$200.1

Approximately $74 million and $85 million of finance receivables are recorded in Prepaid and other current assets and approximately $95 million and $116 million are recorded in Other assets in the Condensed Consolidated Balance Sheet at March 31, 2018 and December 31, 2017, respectively.

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

The following table presents an analysis of the allowance for credit losses (in millions):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$5.7	0.9	$6.6	$5.9	$0.4	$6.3
Provision for credit losses	(2.3)	0.6	(1.7)	(0.3)	—	(0.3)
Charge offs	(1.1)	—	(1.1)	—	—	—
Balance, end of period	$2.3	$1.5	$3.8	$5.6	$0.4	$6.0

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

The following table presents individually impaired finance receivables (in millions):

	March 31, 2018			December 31, 2017
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Recorded investment	$1.0	$—	$1.0	$6.0	$—	$6.0
Related allowance	0.2	—	0.2	2.4	—	2.4
Average recorded investment	4.4	—	4.4	3.7	—	3.7

The average recorded investment for impaired finance receivables was $2.4 million for commercial loans at March 31, 2017, which were fully reserved. There were no impaired sales-type leases at March 31, 2017.

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in millions):

	March 31, 2018			December 31, 2017
Allowance for credit losses, ending balance:	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Individually evaluated for impairment	$0.2	$—	$0.2	$2.4	$—	$2.4
Collectively evaluated for impairment	2.1	1.5	3.6	3.3	0.9	4.2
Total allowance for credit losses	$2.3	$1.5	$3.8	$5.7	$0.9	$6.6

Finance receivables, ending balance:
Individually evaluated for impairment	$1.0	$—	$1.0	$6.0	$—	$6.0
Collectively evaluated for impairment	130.3	41.9	172.2	174.2	26.5	200.7
Total finance receivables	$131.3	$41.9	$173.2	$180.2	$26.5	$206.7

Accounts are considered delinquent when the billed periodic payments of the finance receivables exceed 30 days past the due date.

The following tables present analysis of aging of recorded investment in finance receivables (in millions):

	March 31, 2018
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$118.4	$4.2	$7.3	$1.4	$12.9	$131.3
Sales-type leases	41.6	0.3	—	—	0.3	41.9
Total finance receivables	$160.0	$4.5	$7.3	$1.4	$13.2	$173.2

	December 31, 2017
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$174.2	$2.1	$—	$3.9	$6.0	$180.2
Sales-type leases	26.5	—	—	—	—	26.5
Total finance receivables	$200.7	$2.1	$—	$3.9	$6.0	$206.7

Commercial loans in the amount of $5.6 million and $10.5 million were on non-accrual status as of March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, there were no sales-type leases on non-accrual status.

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

Finance receivables by risk rating (in millions):

Rating	March 31, 2018	December 31, 2017
Superior	$4.2	$3.3
Above Average	32.3	31.8
Average	35.3	73.1
Below Average	82.3	79.6
Sub Standard	19.1	18.9
Total	$173.2	$206.7

During the three months ended March 31, 2018, the Company reduced its portfolio relative to 2017 by syndicating its finance receivables to financial institutions. The receivables sold were primarily rated Average. The Company believes the finance receivables retained, net of allowance for credit losses, are collectible.

NOTE G – INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2018	December 31, 2017
Finished equipment	$407.1	$419.6
Replacement parts	161.8	163.3
Work-in-process	190.9	165.6
Raw materials and supplies	249.3	221.1
Inventories	$1,009.1	$969.6

Reserves for lower of cost or net realizable value and excess and obsolete inventory were $87.0 million and $85.8 million at March 31, 2018 and December 31, 2017, respectively.

NOTE H – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	March 31, 2018	December 31, 2017
Property	$48.3	$43.3
Plant	180.5	144.7
Equipment	470.6	479.3
Property, plant and equipment – gross	699.4	667.3
Less: Accumulated depreciation	(364.8)	(356.3)
Property, plant and equipment – net	$334.6	$311.0

NOTE I – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	Cranes	MP	Total
Balance at December 31, 2017, gross	$140.2	$179.3	$195.2	$514.7
Accumulated impairment	(38.6)	(179.3)	(23.2)	(241.1)
Balance at December 31, 2017, net	101.6	—	172.0	273.6
Foreign exchange effect and other	0.7	—	4.8	5.5
Balance at March 31, 2018, gross	140.9	179.3	200.0	520.2
Accumulated impairment	(38.6)	(179.3)	(23.2)	(241.1)
Balance at March 31, 2018, net	$102.3	$—	$176.8	$279.1

Intangible assets, net were comprised of the following as of March 31, 2018 and December 31, 2017 (in millions):

		March 31, 2018			December 31, 2017
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$19.3	$(18.3)	$1.0	$18.8	$(17.8)	$1.0
Customer Relationships	20	33.5	(28.9)	4.6	33.2	(28.3)	4.9
Land Use Rights	81	4.8	(0.6)	4.2	4.8	(0.6)	4.2
Other	8	26.7	(23.0)	3.7	26.5	(22.8)	3.7
Total definite-lived intangible assets		$84.3	$(70.8)	$13.5	$83.3	$(69.5)	$13.8

	Three Months Ended March 31,
(in millions)	2018	2017
Aggregate Amortization Expense	$0.5	$0.5

Estimated aggregate intangible asset amortization expense (in millions) for each of the next five years below is:

2018	$2.0
2019	$1.7
2020	$1.7
2021	$1.6
2022	$1.4

NOTE J – DERIVATIVE FINANCIAL INSTRUMENTS

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

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage the variability of future cash flows associated with recognized assets or liabilities or forecasted transactions due to changing currency exchange rates.  Primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar. These foreign exchange contracts are designated as cash flow hedging instruments. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Most of the foreign exchange contracts outstanding as of March 31, 2018 mature on or before March 31, 2019.  At March 31, 2018 and December 31, 2017, the Company had $345.7 million and $313.4 million notional amount, respectively, of foreign exchange contracts outstanding that were initially designated as cash flow hedge contracts. The effective portion of unrealized gains and losses associated with foreign exchange contracts are deferred as a component of Accumulated other comprehensive income (loss) (“AOCI”) until the underlying hedged transactions settle and are reclassified to Cost of goods sold (“COGS”) in the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss).

Certain foreign exchange contracts entered into by the Company have not been designated as hedging instruments to mitigate its exposure to changes in foreign currency exchange rates on third party forecasted transactions and recognized assets and liabilities. The Company had $86.4 million and $113.2 million notional amount of foreign exchange contracts outstanding that were not designated as hedging instruments at March 31, 2018 and December 31, 2017, respectively.  The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments were offset by changes in the underlying hedged items, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments were recognized as gains or losses in Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

Other

Other derivatives include cross currency swaps and a debt conversion feature on a convertible promissory note. Changes in the fair value of our cross currency swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the underlying hedged item is re-measured. Changes in fair value of the debt conversion feature are recorded in Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

		March 31, 2018		December 31, 2017
	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$5.8	$0.1	$5.8	$0.3
Cross currency swap	Other current assets	0.7	—	0.7	—
Debt conversion feature	Other assets	—	1.9	—	1.5
Foreign exchange contracts	Other current liabilities	(1.6)	(0.2)	(1.6)	—
Cross currency swap	Other non-current liabilities	(7.6)	—	(5.3)	—
Net derivative asset (liability)		$(2.7)	$1.8	$(0.4)	$1.8

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (Loss) and AOCI (in millions):

Gain (Loss) Recognized on Derivatives in AOCI, net of tax:	Three Months Ended March 31,
Cash Flow Derivatives	2018	2017
Foreign exchange contracts	$(0.5)	$1.1
Cross currency swap	(0.8)	—
Total	$(1.3)	$1.1
Gain (Loss) Reclassified from AOCI into Income (Effective):	Three Months Ended March 31,
Account	2018	2017
Cost of goods sold	$2.2	$(2.0)
Other income (expense) – net	(1.3)	—
Total	$0.9	$(2.0)
Gain (Loss) Recognized on Derivatives (Ineffective) in Income :	Three Months Ended March 31,
Account	2018	2017
Cost of goods sold	$1.0	$0.4
Other income (expense) – net	0.7	0.2
Total	$1.7	$0.6

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives outstanding at the end of the period in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

Gain (Loss) Recognized in Income on Derivatives not designated as hedges:	Three Months Ended March 31,
Account	2018	2017
Other income (expense) – net	$0.1	$(0.8)

In the Condensed Consolidated Statement of Comprehensive Income, the Company records hedging activity related to foreign exchange contracts, cross currency swaps and the debt conversion feature in the accounts for which the hedged items are recorded.  On the Condensed Consolidated Statement of Cash Flows, the Company presents cash flows from hedging activities in the same manner as it records the underlying item being hedged.

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

See Note O - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within the unrealized net gains (losses) included in AOCI as of March 31, 2018, it is estimated that $3.3 million of gains are expected to be reclassified into earnings in the next twelve months.

NOTE K – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions. From time to time, the Company may initiate certain restructuring programs to better utilize its workforce and optimize facility utilization to match demand for its products.

Restructuring

During 2016, the Company established restructuring programs in its Cranes segment to transfer production between existing facilities and close certain facilities in order to maximize labor efficiencies and reduce overhead costs. The programs are expected to cost $56.5 million, result in the reduction of approximately 550 team members and be completed in 2018.

The following table provides information for all restructuring activities by segment regarding the amount of expense incurred during the three months ended March 31, 2018, the cumulative amount of expenses incurred since inception of the programs through March 31, 2018, and the total amount expected to be incurred (in millions):

	Amount incurred during the three months ended March 31, 2018	Cumulative amount incurred through March 31, 2018	Total amount expected to be incurred
AWP	$—	$0.2	$0.2
Cranes	(4.6)	56.5	56.5
MP	—	0.1	0.1
Corp & Other	0.5	2.6	3.0
Total	$(4.1)	$59.4	$59.8

The following table provides information by type of restructuring activity with respect to the amount of expense incurred during the three months ended March 31, 2018, the cumulative amount of expenses incurred since inception of the programs and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred during the three months ended March 31, 2018	$(5.1)	$1.0	$—	$(4.1)
Cumulative amount incurred through March 31, 2018	$40.5	$6.1	$12.8	$59.4
Total amount expected to be incurred	$40.9	$6.1	$12.8	$59.8

During the three months ended March 31, 2018, restructuring charges/(reductions) of ($2.7) million and $(1.4) million, were included in COGS and SG&A, respectively. During the three months ended March 31, 2017, restructuring charges/(reductions) of $(0.6) million and $0.6 million were included in COGS and SG&A, respectively.

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the three months ended March 31, 2018 (in millions):

Employee Termination Costs
Restructuring reserve at December 31, 2017	$29.7
Restructuring reserve increase (decrease)	(5.1)
Cash expenditures	(6.0)
Foreign exchange	0.6
Restructuring reserve at March 31, 2018	$19.2

Other Charges

During the three months ended March 31, 2018, the Company recorded $0.2 million and $1.8 million as components of COGS and SG&A, respectively, for severance charges across all segments and corporate functions. During the three months ended March 31, 2017, the Company recorded $0.1 million and $2.1 million as components of COGS and SG&A, respectively, for severance charges across all segments and corporate functions.

NOTE L – LONG-TERM OBLIGATIONS

2017 Credit Agreement

On January 31, 2017, the Company entered into a new credit agreement (as amended, the “2017 Credit Agreement”), with the lenders and issuing banks party thereto and Credit Suisse AG, Cayman Islands Branch (“CSAG”), as administrative agent and collateral agent. The 2017 Credit Agreement includes a revolving line of credit as further described below and a $400 million senior secured term loan (the “Term Loan”), which will mature on January 31, 2024. In connection with the 2017 Credit Agreement, the Company terminated its 2014 Credit Agreement (as defined below), among the Company and certain of its subsidiaries, the lenders thereunder and CSAG, as administrative agent and collateral agent, and related agreements and documents.

On August 17, 2017, the Company entered into an Incremental Assumption Agreement and Amendment No. 1 to the 2017 Credit Agreement which lowered the interest rate on the Company’s Term Loan by 0.25%. On February 28, 2018, the Company entered into an Incremental Assumption Agreement and Amendment No. 2 (“Amendment No. 2”) to the 2017 Credit Agreement which lowered the interest rate on the Company’s Term Loan by an additional 0.25%. The Term Loan portion of the 2017 Credit Agreement bears interest at a rate of London Interbank Offered Rate (“LIBOR”) plus 2.00% with a 0.75% LIBOR floor. On April 10, 2018, the Company entered into an Incremental Revolving Credit Assumption Agreement to the 2017 Credit Agreement which increased the size of the revolving line of credit from $450 million to $600 million available through January 31, 2022. The 2017 Credit Agreement allows unlimited incremental commitments, which may be extended at the option of the existing or new lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, with incremental amounts in excess of $300 million as long as the Company satisfies a senior secured leverage ratio contained in the 2017 Credit Agreement.

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

During the three months ended March 31, 2018, the Company recorded a loss on early extinguishment of debt related to Amendment No. 2 to the 2017 Credit Agreement of approximately $0.7 million.

As of March 31, 2018 and December 31, 2017, the Company had $394.2 million and $395.1 million, net of discount, respectively, in the Term Loan outstanding under the 2017 Credit Agreement. The weighted average interest rate on the Term Loan at March 31, 2018 and December 31, 2017 was 3.99% and 3.94%, respectively. The Company had $98.5 million revolving credit amounts outstanding as of March 31, 2018. The weighted average interest rate on the revolving credit amounts at March 31, 2018 was 5.08%. The Company had no revolving credit amounts outstanding as of December 31, 2017.

The 2017 Credit Agreement incorporates facilities for issuance of letters of credit up to $400 million.  Letters of credit issued under the 2017 Credit Agreement letter of credit facility decrease availability under the revolving line of credit (which was increased to $600 million on April 10, 2018).  As of March 31, 2018 and December 31, 2017, the Company had no letters of credit issued under the 2017 Credit Agreement.  The 2017 Credit Agreement also permits the Company to have additional letter of credit facilities up to $300 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving lines of credit. The Company had letters of credit issued under the additional letter of credit facilities of the 2017 Credit Agreement that totaled $34.7 million and $34.3 million as of March 31, 2018 and December 31, 2017, respectively.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2017 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $23.9 million and $23.1 million as of March 31, 2018 and December 31, 2017, respectively.

In total, as of March 31, 2018 and December 31, 2017, the Company had letters of credit outstanding of $58.6 million and $57.4 million, respectively. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

Furthermore, the Company and certain of its subsidiaries agreed to take certain actions to secure borrowings under the 2017 Credit Agreement. As a result, on January 31, 2017, Terex and certain of its subsidiaries entered into a Guarantee and Collateral Agreement with CSAG, as collateral agent for the lenders, granting security and guarantees to the lenders for amounts borrowed under the 2017 Credit Agreement. Pursuant to the Guarantee and Collateral Agreement, Terex is required to (a) pledge as collateral the capital stock of the Company’s material domestic subsidiaries and 65% of the capital stock of certain of the Company’s material foreign subsidiaries, and (b) provide a first priority security interest in substantially all of the Company’s domestic assets.

2014 Credit Agreement

On August 13, 2014 the Company entered into a credit agreement (as amended, the “2014 Credit Agreement”), with the lenders party thereto and CSAG, as administrative agent and collateral agent. The 2014 Credit Agreement provided the Company with a senior secured revolving line of credit of up to $600 million that was available through August 13, 2019, a $230.0 million senior secured term loan and a €200.0 million senior secured term loan, which both matured on August 13, 2021.

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

5-5/8% Senior Notes

On January 31, 2017, the Company sold and issued $600.0 million aggregate principal amount of Senior Notes Due 2025 (“5-5/8% Notes”) at par in a private offering. The proceeds from the 5-5/8% Notes, together with cash on hand, including cash from the sale of our MHPS business, was used: (i) to complete a tender offer for up to $550.0 million of our 6% Notes, (ii) to redeem and discharge such portion of the 6% Senior Notes not purchased in the tender offer, (iii) to fund a $300.0 million partial redemption of the 6% Notes, (iv) to fund repayment of all $300.0 million aggregate principal amount outstanding of our 6-1/2% Notes on or before April 3, 2017, (v) to pay related premiums, fees, discounts and expenses, and (vi) for general corporate purposes, including repayment of borrowings outstanding under the 2014 Credit Agreement. The 5-5/8% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries.

During the three months ended March 31, 2017, the Company recorded a loss on early extinguishment of debt related to its 6% Notes and its 6-1/2% Notes of $37.2 million.

Fair Value of Debt

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of March 31, 2018, as follows (in millions, except for quotes):

	Book Value	Quote	FV
5-5/8% Notes	$600.0	$0.99250	$596
2017 Credit Agreement Term Loan (net of discount)	$394.2	$1.00594	$397

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

	Three Months Ended March 31,
	2018			2017
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$0.1	$0.7	$—	$0.2	$0.7	$—
Interest cost	1.5	1.2	—	1.7	1.2	—
Expected return on plan assets	(2.0)	(1.3)	—	(2.0)	(1.2)	—
Amortization of actuarial loss	1.0	0.9	—	1.1	0.8	—
Net periodic cost	$0.6	$1.5	$—	$1.0	$1.5	$—

Components of Net periodic cost other than the Service cost component are included in Other income (expense) - Net in the Condensed Consolidated Statement of Comprehensive Income.

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

On March 31, 2018, the securities lawsuit was dismissed against all of the named defendants except Mr. Riordan and Terex. In addition, certain claims were also narrowed. However, as all claims against Mr. Riordan were not dismissed, the case will continue against both Mr. Riordan and as a result Terex as well. The Company believes that the remaining allegations in the securities suit and allegations in the stockholder derivative claim are without merit, and Terex, its directors and the named executives will vigorously defend against them. The Company believes that it has acted, and continues to act, in compliance with federal securities laws and Delaware law with respect to these matters. However, the outcome of the lawsuits cannot be predicted and, if determined adversely, could ultimately result in the Company incurring significant liabilities.

Demag Cranes AG Appraisal Proceedings

In connection with the Company’s purchase of Demag Cranes AG (“DCAG”) in 2011, certain former shareholders of DCAG initiated appraisal proceedings relating to (i) a domination and profit loss transfer agreement between DCAG and Terex Germany GmbH & Co. KG (the “DPLA Proceeding”) and (ii) the squeeze out of the former DCAG shareholders (the “Squeeze out Proceeding”) alleging that the Company did not pay fair value for the shares of DCAG. In April 2018, the Company reached an agreement with the former shareholders of DCAG to settle the DPLA Proceeding for an amount not material to the Company’s consolidated financial statements. The Squeeze out Proceeding will continue and is still in the relatively early stages. While the Company believes the position of the former shareholders of DCAG is without merit and is vigorously opposing it, no assurance can be given as to the final resolution of the Squeeze out Proceeding or that the Company will not ultimately be required to make an additional payment as a result of such dispute.

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

As of March 31, 2018 and December 31, 2017, the Company’s maximum exposure to such credit guarantees was $50.5 million and $49.2 million, respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. Maximum exposure for residual value guarantees issued by the Company totaled $4.2 million as of March 31, 2018 and December 31, 2017. The Company is generally able to mitigate some risk associated with these guarantees because the maturity of guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $4 million as of March 31, 2018 and December 31, 2017, respectively, for estimated fair value of all guarantees provided.

There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

NOTE O – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three months ended March 31, 2018 and 2017. All amounts are net of tax (in millions).

	Three Months Ended March 31, 2018					Three Months Ended March 31, 2017
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA (1)	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj. (2)	Total
Beginning balance	$(144.7)	$2.1	$4.3	$(101.2)	$(239.5)	$(615.3)	$(2.4)	$0.6	$(162.3)	$(779.4)
Other comprehensive income (loss) before reclassifications	31.4	(0.9)	(3.5)	(1.9)	25.1	18.9	(0.6)	—	(0.8)	17.5
Amounts reclassified from AOCI	—	(0.4)	—	1.5	1.1	352.1	1.7	0.1	56.7	410.6
Net Other Comprehensive Income (Loss)	31.4	(1.3)	(3.5)	(0.4)	26.2	371.0	1.1	0.1	55.9	428.1
Ending balance	$(113.3)	$0.8	$0.8	$(101.6)	$(213.3)	$(244.3)	$(1.3)	$0.7	$(106.4)	$(351.3)

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

Stock-Based Compensation

During the three months ended March 31, 2018, the Company awarded 1.0 million shares of restricted stock to its employees with a weighted average grant date fair value of $40.13 per share.  Approximately 60% of these awards are time-based and vest ratably on each of the first three anniversary dates. Approximately 26% cliff vest at the end of a three year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 14% cliff vest and are based on performance targets containing a market condition determined over a three year period. The Company used the Monte Carlo method to determine grant date fair value of $41.57 per share for the awards with a market condition granted on March 8, 2018.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

Grant date
March 8, 2018
Dividend yields	1.00%
Expected volatility	40.41%
Risk free interest rate	2.38%
Expected life (in years)	3

Share Repurchases and Dividends

In February 2015, the Company announced authorization by its Board of Directors for the repurchase of up to $200 million of the Company’s outstanding shares of common stock of which approximately $131 million of this authorization was utilized prior to January 1, 2017. In February 2017, the Company announced authorization by its Board of Directors for the repurchase of up to an additional $350 million of the Company’s outstanding shares of common stock. In May 2017, the Company announced the completion of the February 2015 and February 2017 authorizations and subsequently that the Company’s Board of Directors had authorized the repurchase of up to an additional $280 million of the Company’s outstanding shares of common stock. In September 2017, the Company announced the completion of the May 2017 authorization and subsequently that the Company’s Board of Directors authorized a repurchase of up to an additional $225 million of the Company’s outstanding shares of common stock. In February 2018, the Company announced authorization by its Board of Directors for the repurchase of up to an additional $325 million of the Company’s outstanding shares of common stock. During the three months ended March 31, 2018, the Company repurchased 5.1 million shares for $209.2 million under this program. A portion of the share repurchases was executed prior to March 31, 2018 but cash settled in April. In the first quarter of 2018, the Company’s Board of Directors declared a dividend of $0.10 per share, which was paid to its shareholders.

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

We manage and report our business in the following segments: (i) Aerial Work Platforms (“AWP”); (ii) Cranes; and (iii) Materials Processing (“MP”). Further information about our industry and reportable segments, including geographic information, appears below and in Note B – “Business Segment Information” in the Notes to the Condensed Consolidated Financial Statements.

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

We calculate a non-GAAP measure of free cash flow. We define free cash flow as Net cash provided by (used in) operating activities, plus (minus) increases (decreases) in Terex Financial Services finance receivables consisting of sales-type leases and commercial loans (“TFS Assets”), less Capital expenditures (excluding the acquisition of our Northern Ireland properties). We believe that this measure of free cash flow provides management and investors further useful information on cash generation or use in our primary operations.

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

Non-GAAP measures we also use include Net Operating Profit After Tax (“NOPAT”) as adjusted, income (loss) from operations as adjusted, annualized effective tax rate as adjusted, cash and cash equivalents as adjusted, Debt as defined below and Terex Corporation stockholders’ equity as adjusted, which are used in the calculation of our after tax return on invested capital (“ROIC”) (collectively the “Non-GAAP Measures”), which are discussed in detail below.

Overview

Focus, Simplify and Execute to Win are the three pillars of our business strategy. With the Focus element of the Terex Strategy complete, we remain committed to Simplifying the company and deploying our Execute to Win business system. We believe we are entering a period of broad-based growth potential. In this environment, it is important that our operations execute at a high level, and in parallel continue to drive the transformational improvements that will fundamentally improve Terex for the long term. We continued to invest in our Execute to Win business system, which remains focused on enhancing our capabilities in Commercial Excellence, Lifecycle Solutions and Strategic Sourcing. We are seeing benefits from Commercial Excellence in our performance, and expect to start to realize benefits from Strategic Sourcing in the second half of 2018.

We had a very strong start to 2018. We increased sales, operating margin and backlog in all three segments. AWP continued to gain momentum in the first quarter of 2018, building off its strong finish in 2017. Cranes got off to a slower start than we expected, driven largely by supply chain challenges in our mobile cranes operations. MP continued to execute, notching its sixth consecutive quarter of year-over-year margin expansion. We see positive momentum in our backlog (firm orders expected to be filled within one year) for our segments, which was up 54% year-over-year, excluding Corporate and Other. This is the fifth consecutive quarter of backlog growth in each of our business segments.

An important development in the first quarter of 2018 was the announcement of the Section 232 tariffs on steel imports into the United States. Steel prices had been trending up and market prices and futures prices for steel rose dramatically in the first quarter of 2018. We addressed the significant increase in steel prices by implementing surcharges on product lines that were impacted by these increases. We are working closely with our customers, being open and transparent, to share increases equitably with them.

Our AWP segment’s first quarter 2018 results included better than expected net sales and improved operating margins, although increased commodity prices, mostly for steel, were a headwind. We believe we are at an early point in the growth cycle for aerial work platforms, both in North America and Western Europe. China and other developing markets are still in the early phase of adopting the products, and there we expect significant growth ahead. Detailed modeling of the AWP fleet, macro-economic fundamentals, and discussions with our customers, all suggest we are entering a multi-year growth period. This can be seen in AWP’s backlog, which is up $266 million, or 43% on a year-over-year basis. We expect margins to improve in 2018 on the incremental sales volume.

While our Cranes segment’s financial performance improved year-over-year, it performed below our expectations for the quarter. Global crane markets were fairly stable with pockets of growth as expected. We increased sales and backlog in mobile cranes, tower cranes and utilities equipment. However, our mobile cranes operations performed below our expectations, driven by challenges in the supply chain. After several years of lower production schedules, elements of the supply base were not able to ramp up as quickly as we needed. We are working closely with our suppliers and have a team focused on addressing supply continuity issues and expect productivity to normalize by the fourth quarter. While we expect Cranes financial performance to improve over the balance of the year, it is likely Cranes will generate an operating loss in the second quarter before returning to profitability in the second half of the year.

Our MP segment had an excellent start to 2018, with its operating profit improving on increased net sales. Growth was driven by our crushing and screening and scrap material handling product lines. Construction activity and aggregate consumption continue to be primary drivers of demand for our crushing and screening equipment. We expect global demand for crushing and screening equipment to continue to grow. We also expect demand to grow for our scrap material handling product line due to improving markets. We are encouraged by our backlog for the segment, which is up 77% compared to prior year. We expect margins to improve in 2018 on incremental sales volume, although strengthening of the British Pound and higher material costs are potential headwinds.

Geographically, our largest market is North America, which represents approximately 50% of our global sales in continuing operations. Our sales grew globally, with sales up significantly in Europe, Middle East and Africa and Latin America.

We continued to execute on our disciplined capital allocation strategy in the first quarter of 2018. We also continued to invest in our Transformation priority areas. These targeted investments in high-impact areas are starting to pay off, and are expected to result in performance improvements over the longer term. We also repurchased approximately 5 million Terex shares in the first quarter for approximately $205 million. See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” for further information on our share repurchases.

We continue to improve our balance sheet and we repriced our U.S. Dollar term loan in the first quarter, improving upon the favorable terms we put in place last year. In April, we also increased our revolving line of credit to $600 million providing $150 million of additional liquidity. We believe our liquidity continues to be sufficient to meet our business plans. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

As a result of the Company’s strong operational performance and capital market actions we took in the first quarter of 2018, we are increasing our full year 2018 guidance. We now expect 2018 earnings per share (“EPS”) to be between $2.70 and $3.00, excluding restructuring and other unusual items and any additional share repurchases, on net sales of approximately $5 billion.

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

Terex management and Board of Directors use ROIC as one measure to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Terex Corporation stockholders’ equity, as adjusted provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at March 31, 2018 was 12.1%.

Amounts described below are reported in millions of U.S. dollars, except for the annualized effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Mar '18	Dec '17	Sep '17	Jun '17	Mar '17
Annualized effective tax rate, as adjusted	23.0%	26.9%	26.9%	26.9%
Income (loss) from operations as adjusted	$71.2	$45.6	$72.1	$80.9
Multiplied by: 1 minus Effective tax rate	77.0%	73.1%	73.1%	73.1%
Adjusted net operating income (loss) after tax	$54.8	$33.3	$52.7	$59.1
Debt as defined above	$1,083.0	$984.8	$984.9	$992.0	$1,242.8
Less: Cash and cash equivalents as adjusted	(451.4)	(630.1)	(595.7)	(558.6)	(816.4)
Debt less Cash and cash equivalents as adjusted	631.6	354.7	389.2	433.4	426.4
Total Terex Corporation stockholders’ equity as adjusted	893.2	1,078.3	1,193.7	1,342.6	1,527.3
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$1,524.8	$1,433.0	$1,582.9	$1,776.0	$1,953.7

March 31, 2018 ROIC	12.1%
NOPAT as adjusted (last 4 quarters)	$199.9
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$1,654.1

	Three months ended 3/31/18	Three months ended 12/31/17	Three months ended 9/30/17	Three months ended 6/30/17
Reconciliation of income (loss) from operations:
Income (loss) from operations, as reported	$71.3	$41.0	$65.9	$77.7
Adjustments:
Deal related	—	7.1	(0.3)	2.5
Restructuring and related	(2.2)	(7.8)	(0.8)	(12.6)
Transformation	7.3	9.8	9.1	17.9
Asset impairment	—	—	—	(1.6)
Other	(2.8)	—	—	—
(Income) loss from TFS	(2.4)	(4.5)	(1.8)	(3.0)
Income (loss) from operations as adjusted	$71.2	$45.6	$72.1	$80.9

	As of 3/31/18	As of 12/31/17	As of 9/30/17	As of 6/30/17	As of 3/31/17
Reconciliation of Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$447.9	$626.5	$592.7	$555.5	$813.9
Cash and cash equivalents - assets held for sale	3.5	3.6	3.0	3.1	2.5
Cash and cash equivalents, as adjusted	$451.4	$630.1	$595.7	$558.6	$816.4

Debt as defined above	$1,083.0	$984.8	$984.9	$992.0	$1,242.8

Reconciliation of Terex Corporation stockholders’ equity:
Terex Corporation stockholders’ equity as reported	$1,078.4	$1,222.0	$1,379.7	$1,539.8	$1,695.3
TFS Assets	(152.0)	(181.7)	(220.5)	(228.7)	(236.4)
Effects of adjustments, net of tax:
Deal related	(39.2)	(15.3)	(20.6)	(18.3)	23.9
Restructuring and related	(17.2)	(8.9)	(3.2)	(2.6)	6.6
Transformation	32.6	33.1	25.9	19.2	6.1
Extinguishment of debt	5.8	38.9	38.9	38.4	33.6
Asset impairment	(1.2)	(1.2)	(1.2)	(1.2)	—
Other	(5.4)	—	—	—	—
(Income) loss from TFS	(8.6)	(8.6)	(5.3)	(4.0)	(1.8)
Terex Corporation stockholders’ equity as adjusted	$893.2	$1,078.3	$1,193.7	$1,342.6	$1,527.3

2018	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
Income tax rate, as reported	$59.0	$(11.4)	19.3%
Effect of adjustments:
Restructuring and related	(2.2)	(0.2)
Transformation	7.3	(1.2)
Extinguishment of debt	0.7	(0.1)
Other	(6.9)	0.6
Tax related	—	(1.0)
Annualized effective income tax rate, as adjusted	$57.9	$(13.3)	23.0%

2017	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
Income tax rate, as reported	$112.0	$(52.0)	46.4%
Effect of adjustments:
Deal related	(20.9)	(11.3)
Restructuring and related	(12.2)	(0.5)
Transformation	45.2	(10.1)
Extinguishment of debt	53.1	(19.0)
Asset impairment	(1.6)	0.6
Tax related	—	(5.3)
2017 Federal Tax Act	—	50.4
Annualized effective income tax rate, as adjusted	$175.6	$(47.2)	26.9%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

Consolidated

	Three Months Ended March 31,
	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,260.9	—	$1,006.9	—	25.2%
Gross profit	$230.9	18.3%	$152.3	15.1%	51.6%
SG&A	$159.6	12.7%	$157.0	15.6%	1.7%
Income (loss) from operations	$71.3	5.7%	$(4.7)	(0.5)%	*
* - Not a meaningful percentage

Net sales for the three months ended March 31, 2018 increased $254.0 million when compared to the same period in 2017. The increase in net sales was primarily due to higher demand for equipment in our AWP, Cranes and MP segments, partially offset by lower sales in Corporate due to the disposition of remaining construction equipment product lines. Changes in foreign exchange rates positively impacted consolidated net sales by approximately $64 million.

Gross profit for the three months ended March 31, 2018 increased $78.6 million when compared to the same period in 2017. The increase was primarily due to higher sales volume and improved factory utilization in our AWP segment, higher sales and production volume in our MP segment and the positive impact of foreign exchange rate changes in all segments.

SG&A costs for the three months ended March 31, 2018 increased $2.6 million when compared to the same period in 2017.  The increase was primarily due to the negative impact of foreign exchange rate changes partially offset by general and administrative cost reductions.

Income from operations for the three months ended March 31, 2018 increased $76.0 million when compared to the same period in 2017.  The increase was primarily due to higher sales volume and improved factory utilization in our AWP segment, higher sales and production volume in our MP segment and the positive effects of exchange rate changes in all segments.

Aerial Work Platforms

	Three Months Ended March 31,
	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$638.9	—	$472.4	—	35.2%
Income from operations	$60.1	9.4%	$21.7	4.6%	177.0%

Net sales for the AWP segment for the three months ended March 31, 2018 increased $166.5 million when compared to the same period in 2017 primarily due to improved inventory availability and higher demand for aerial equipment in North America and Western Europe, particularly with respect to booms and scissors. Net sales were positively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $24 million.

Income from operations for the three months ended March 31, 2018 increased $38.4 million when compared to the same period in 2017.  The increase was primarily due to increased sales volume, improved factory utilization and the positive impact of foreign exchange rate changes.

Cranes

	Three Months Ended March 31,
	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$314.0	—	$263.9	—	19.0%
Loss from operations	$(9.7)	(3.1)%	$(31.9)	(12.1)%	69.6%

Net sales for the Cranes segment for the three months ended March 31, 2018 increased $50.1 million when compared to the same period in 2017 primarily due to higher demand for all terrain cranes, tower cranes and utility equipment. Net sales were positively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $23 million.

Loss from operations for the three months ended March 31, 2018 decreased $22.2 million when compared to the same period in 2017. The year-over-year improvement was primarily due to increased sales volume, structural cost savings and reductions to severance accruals. While financial performance improved year-over-year, our mobile cranes operations performed below our expectations, driven by challenges in the supply chain.

Materials Processing

	Three Months Ended March 31,
	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$303.3	—	$249.1	—	21.8%
Income from operations	$38.9	12.8%	$25.6	10.3%	52.0%

Net sales for the MP segment for the three months ended March 31, 2018 increased $54.2 million when compared to the same period in 2017, primarily due to higher demand for mobile crushing and screening equipment and Fuchs material handlers, partially offset by lower demand for concrete mixer trucks in North America. Net sales were positively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $17 million.

Income from operations for the three months ended March 31, 2018 increased $13.3 million when compared to the same period in 2017, primarily due to increased sales and production volume as well as the positive impact of foreign exchange rate changes.

Corporate and Other / Eliminations

	Three Months Ended March 31,
	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$4.7	—	$21.5	—	(78.1)%
Loss from operations	$(18.0)	*	$(20.1)	*	10.4%
* - Not a meaningful percentage

Net sales amounts in 2018 include on-book financing of TFS and elimination of intercompany sales activity among segments while net sales in 2017 also include sales in various construction equipment product lines. The net sales decrease is primarily attributable to approximately $30 million related to the divestiture of our construction product lines, partially offset by increased TFS revenue and lower intercompany sales eliminations.

Loss from operations for the three months ended March 31, 2018 decreased $2.1 million when compared to the same period in 2017. The decrease in operating loss is primarily due to higher foreign exchange transactional gains, partially offset by gains on the sale of certain construction product line assets recorded in the prior year quarter.

Interest Expense, Net of Interest Income

During the three months ended March 31, 2018, our interest expense net of interest income was $12.6 million, or $7.0 million lower than the same period in the prior year due to lower borrowings.

Loss on Early Extinguishment of Debt

During the three months ended March 31, 2018, we recorded a loss on early extinguishment of debt of $0.7 million related to an amendment to the 2017 Credit Agreement which lowered the interest rate on the Company’s senior secured term loan by 0.25%. During the three months ended March 31, 2017, we recorded a loss on early extinguishment of debt of $45.4 million related to the termination of our 2014 Credit Agreement and the retirement of our 6% Notes and partial retirement of our 6-1/2% Notes. See Note L - “Long-Term Obligations” for further information regarding our early extinguishment of debt.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended March 31, 2018 was income of $1.0 million, or a $19.9 million increase in income, when compared to the same period in the prior year. During the three months ended March 31, 2018, we recognized $2.6 million of income that was previously recorded as part of stockholders’ equity related to the adoption of a new accounting standard and recorded $1.9 million in income as a result of exercising warrants previously received on a long-term investment. During the three months ended March 31, 2017, we recorded a net loss on sale of our Konecranes shares, including the effects of foreign exchange rate changes, of $22.5 million and dividend income of $13.5 million. Additionally, losses from foreign exchange rate changes were $5.1 million lower in the current period.

Income Taxes

During the three months ended March 31, 2018, we recognized an income tax expense of $11.4 million on income of $59.0 million, an effective tax rate of 19.3%, as compared to an income tax benefit of $28.3 million on a loss of $88.6 million, an effective tax rate of 31.9%, for the three months ended March 31, 2017.  The lower effective tax rate for the three months ended March 31, 2018 is primarily due to a tax benefit for a non-U.S. interest deduction for the three months ended March 31, 2017.

Gain (Loss) on Disposition of Discontinued Operations

During the three months ended March 31, 2018, we recognized a gain on disposition of discontinued operations - net of tax of $2.7 million, related to the sale of our Atlas heavy construction equipment and knuckle-boom cranes businesses (“Atlas”). During the three months ended March 31, 2017, we recognized a gain on disposition of discontinued operations - net of tax of $52.7 million related to the sale of our MHPS business and $3.0 million related to the sale of Atlas.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business.  We had cash and cash equivalents, including cash and cash equivalents recorded as Current assets held for sale, of $451.4 million at March 31, 2018. We had undrawn availability under our revolving line of credit of $351.5 million, giving us total liquidity of approximately $803 million. During the quarter, the cash used in our operations of $44.4 million and share repurchases of $205 million were key drivers of our liquidity decreasing by approximately $277 million at March 31, 2018 as compared to December 31, 2017. On April 10, 2018, we increased the size of the revolving line of credit under our 2017 Credit Agreement from $450 million to $600 million available through January 31, 2022 which will provide us with more liquidity to meet future needs.

Typically, we have invested our cash in a combination of highly rated, liquid money market funds and in short-term bank deposits with large, highly rated banks. Our investment objective is to preserve capital and liquidity while earning a market rate of interest.

We seek to use cash held by our foreign subsidiaries to support our operations and continued growth plans outside and inside the United States through funding of capital expenditures, operating expenses or other similar cash needs of these operations. Most of this cash could be used in the U.S., if necessary. Cash repatriated to the U.S. could be subject to incremental foreign and state taxation. We will continue to seek opportunities to tax-efficiently mobilize and redeploy funds. There are no trends, demands or uncertainties as a result of the Company’s cash deployment strategies that are reasonably likely to have a material effect on us as a whole or that may be relevant to our financial flexibility.

Generating cash from operations depends primarily on our ability to earn net income through the sales of our products and to manage our investment in working capital. We had negative free cash flow of $87.6 million in the three months ended March 31, 2018. We are forecasting free cash flow to be approximately $100 million for the full year 2018.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

Three Months Ended 3/31/2018
Net cash provided by (used in) operating activities	$(44.4)
Increase (decrease) in TFS assets	(29.7)
Capital expenditures	(34.5)
Acquisition of MP Northern Ireland properties	21.0
Free cash flow	$(87.6)

Our main sources of funding are cash generated from operations, including cash generated from the sale of receivables, loans from our bank credit facilities and funds raised in capital markets.   Pursuant to terms of our trade accounts receivable factoring arrangements, during the three months ended March 31, 2018, we sold, without recourse, approximately $183.4 million of trade accounts receivable to provide additional liquidity. During the three months ended March 31, 2018, we also sold approximately $91.3 million of sales-type leases and commercial loans.

We believe cash generated from operations, including cash generated from the sale of receivables, together with access to our bank credit facilities and cash on hand, provide adequate liquidity to continue to support internal operating initiatives and meet our operating and debt service requirements for at least the next 12 months. See Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business.

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

Working capital as a percent of trailing three month annualized net sales was 19.9% at March 31, 2018 compared to 24.1% at March 31, 2017, demonstrating our efficient use of resources.

The following tables show the calculation of our working capital in continuing operations and trailing three months annualized sales as of March 31, 2018 and March 31, 2017 (in millions):

	Three Months Ended 3/31/2018	Three Months Ended 3/31/2017
Net Sales	$1,260.9	$1,006.9
x	4	4
Trailing Three Month Annualized Net Sales	$5,043.6	$4,027.6

	As of 3/31/18	As of 3/31/17
Inventories	$1,009.1	$909.2
Trade Receivables	687.6	651.0
Trade Accounts Payable	(657.9)	(548.9)
Customer Advances	(37.0)	(38.7)
Working Capital	$1,001.8	$972.6

On January 31, 2017, we entered into a new credit agreement (as amended, the “2017 Credit Agreement”). On August 17, 2017, we amended the 2017 Credit Agreement to lower our interest rate on the U.S. dollar senior secured term loan (the “Term Loan”) by 0.25%. On February 28, 2018, we again amended 2017 Credit Agreement to lower the interest rate on the Term Loan by an additional 0.25%. On April 10, 2018, we amended the 2017 Credit Agreement to increase the size of the revolving line of credit from $450 million to $600 million available through January 31, 2022. The 2017 Credit Agreement allows unlimited incremental commitments, which may be extended at the option of existing or new lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, with incremental amounts in excess of $300 million requiring the Company to satisfy a senior secured leverage ratio contained in the 2017 Credit Agreement. Interest rates charged under the revolving line of credit in the 2017 Credit Agreement are subject to adjustment based on our consolidated leverage ratio. The Term Loan bears interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 2.00%, with a LIBOR floor of 0.75%. See Note L - “Long-Term Obligations,” in our Condensed Consolidated Financial Statements for information concerning the 2017 Credit Agreement.

Borrowings under the 2017 Credit Agreement at March 31, 2018 were $394.2 million, net of discount, on our Term Loan and $98.5 million on our revolving line of credit . At March 31, 2018, the weighted average interest rate was 3.99% on the Term Loan and was 5.08% on the revolving line of credit under the 2017 Credit Agreement.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

Our investment in TFS financial services assets was approximately $152 million, net at March 31, 2018. We remain focused on expanding financing solutions in key markets like the U.S. and Europe. We also anticipate using TFS to drive incremental sales by increasing direct customer financing through TFS in certain instances.

In February 2015, we announced authorization by our Board of Directors for the repurchase of up to $200 million of our outstanding shares of common stock of which approximately $131 million of this authorization was utilized prior to January 1, 2017. In February 2017, we announced authorization by our Board of Directors for the repurchase of up to an additional $350 million of our outstanding shares of common stock. In May 2017, we announced the completion of the February 2015 and February 2017 authorizations and subsequently that our Board of Directors had authorized the repurchase of up to an additional $280 million of our outstanding shares of common stock. In September 2017, we announced the completion of the May 2017 authorization and subsequently that our Board of Directors had authorized the repurchase of up to an additional $225 million of our outstanding shares of common stock. In February 2018, we announced authorization by our Board of Directors for the repurchase of up to an additional $325 million of our outstanding shares of common stock. During the three months ended March 31, 2018, we repurchased a total of 5.1 million shares for $209.2 million under these programs. In the first quarter of 2018, our Board of Directors declared a dividend of $0.10 per share, which was paid to our shareholders.

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

Cash Flows

Our operations consumed cash in the first quarter of the year as we increased our production in anticipation of the stronger summer selling season. Cash used in operations for the three months ended March 31, 2018 totaled $44.4 million, compared to cash used in operations of $164.6 million for the three months ended March 31, 2017.  The change in cash from operations was primarily driven by higher net income in the three months ended March 31, 2018, non-cash adjustments related to the sale of our MHPS business in the prior year and improved working capital management.

Cash used in investing activities for the three months ended March 31, 2018 was $15.3 million, compared to $1,048.3 million of cash provided by investing activities for the three months ended March 31, 2017. The decrease in cash provided by investing activities was primarily due to cash received from the sale of our MHPS business, including the subsequent sale of Konecranes stock in the three months ended March 31, 2017.

Cash used in financing activities was $128.3 million for the three months ended March 31, 2018, compared to cash used in financing activities for the three months ended March 31, 2017 of $576.2 million. The decrease in cash used in financing was primarily due to redemption of our 6% Notes, partial redemption of our 6 1/2% Notes and a reduction in term loans, partially offset by the issuance of our 5-5/8% Notes all in the prior year period. Additionally, we repurchased $205 million and $178 million of our common stock during the three months ended March 31, 2018 and March 31, 2017, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

Our customers, from time to time, fund the acquisition of our equipment through third-party finance companies.  In certain instances, we may provide a credit guarantee to the finance company by which we agree to make payments to the finance company should the customer default.  Our maximum liability is generally limited to our customer’s remaining payments due to the finance company at the time of default.  In the event of a customer default, we are generally able to recover and dispose of the equipment at a minimal loss, if any, to us.

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

See Note N – “Litigation and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for further information regarding our guarantees.

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

See Note J – “Derivative Financial Instruments” in the Notes to the Condensed Consolidated Financial Statements for further information about our derivatives and Item 3 “Quantitative and Qualitative Disclosures About Market Risk” below for a discussion of the impact that changes in foreign currency exchange rates and interest rates may have on our financial performance.

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and other matters. See Note N – “Litigation and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for more information concerning contingencies and uncertainties, including our securities and stockholder derivative lawsuits, and our proceedings involving certain former shareholders of Demag Cranes AG.  We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage, intellectual property and other insurable risks required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of our liability. However, we do not believe these contingencies and uncertainties will, individually or in aggregate, have a material adverse effect on our operations. For contingencies and uncertainties other than income taxes, when it is probable that a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

We are exposed to certain market risks that exist as part of our ongoing business operations and we use derivative financial instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. For further information on accounting related to derivative financial instruments, refer to Note J – “Derivative Financial Instruments” in our Condensed Consolidated Financial Statements.

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

At March 31, 2018, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the three months ended March 31, 2018 would have had approximately a $5 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At March 31, 2018, approximately 45% of our debt was floating rate debt and the weighted average interest rate for all debt was 4.92%.

At March 31, 2018, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings effect on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at March 31, 2018 would have increased interest expense by $0.5 million for the three months ended March 31, 2018.

Commodities Risk

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, labor disputes, suppliers’ impaired financial condition, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition. Current and potential suppliers are evaluated regularly on their ability to meet our requirements and standards. We actively manage our material supply sourcing, and employ various methods to limit risk associated with commodity cost fluctuations and availability. We have designed and implemented plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base globally, leveraging our overall purchasing volumes to obtain favorable pricing and quantities and developing a closer working relationship with key suppliers. One key element of our Execute to Win strategy is to focus on strategic sourcing to gain efficiencies using our global purchasing power, which includes building a global sourcing organization and standardizing our sourcing processes across our businesses.

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Increases in the cost of these materials and components may affect our financial performance. If we are not able to recover increased raw material or component costs from our customers, our margins could be adversely affected. During the first three months of 2018, unfavorable input cost changes in some areas, largely related to steel prices, were partially offset by favorable changes in other areas. Steel prices and steel price futures in the United States rose appreciably in the quarter due in large part to the U.S. Commerce Department’s decision to levy tariffs on certain steel and aluminum imports.  In order to offset the higher input costs, we implemented steel surcharges on many of our products. We will continue to monitor steel prices, and intend to continue to apply steel surcharges until the price of steel normalizes. For more information on commodities risk, see Part II Item 1A. Risk Factors.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

During the second half of 2018, we plan to perform a technical upgrade to our main Enterprise Resource Planning system and implement a new financial consolidation and reporting system.

PART II.                 OTHER INFORMATION

Item 1.	Legal Proceedings

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

For information concerning litigation and other contingencies and uncertainties, including our securities class action and stockholder derivative lawsuits as well as proceedings involving certain former shareholders of Demag Cranes AG, see Note N - “Litigation and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes in the quarterly period ended March 31, 2018 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, other than updates to the risk factors as set forth below:

The risk factor presented below updates and replaces the similarly named risk factor disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Increases in the cost of these materials and components may affect our financial performance. The U.S. has initiated tariffs on steel and is considering imposing tariffs on certain other foreign goods, and in response, certain foreign governments, including China, are considering imposing tariffs on certain U.S. goods. In particular, steel prices and steel price futures rose appreciably in the first quarter of 2018 due in large part to the U.S. Commerce Department’s decision to levy tariffs on certain steel and aluminum imports. The tariffs and the possibility of trade conflicts stemming from the tariffs could negatively impact global trade and economic conditions in many of the regions where we do business. This could result in further significant price increases in our materials and components, and adversely impact demand for our products. If we are not able to recover increased raw material or component costs from our customers, our margins could be adversely affected.

In addition, we purchase material and services from our suppliers on terms extended based on our overall credit rating. Deterioration in our credit rating may impact suppliers’ willingness to extend terms and in turn increase the cash requirements of our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended March 31, 2018 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
January 1, 2018 - January 31, 2018	1,190	$47.46	—	$—
February 1, 2018 - February 28, 2018	1,754,311	$42.96	1,752,696	$249,707
March 1, 2018 - March 31, 2018	3,226,165	$40.28	3,222,675	$119,903
Total	4,981,666	$41.22	4,975,371	$119,903

(1)	In February 2018, our Board of Directors authorized and the Company publicly announced the repurchase of up to an additional $325 million of the Company’s outstanding common shares.

(2)	Amount includes shares of common stock purchased to satisfy requirements under the Company’s deferred compensation obligations to employees.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits set forth below are filed as part of this Form 10-Q.

Exhibit No.	Exhibit
10.1
Incremental Assumption Agreement and Amendment No. 2 dated as of February 28, 2018, to the Credit Agreement dated as of January 31, 2017, among Terex Corporation, the Lenders named therein and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated February 28, 2018 and filed with the Commission on February, 28, 2018).

10.2
Incremental Revolving Credit Assumption Agreement dated as of April 10, 2018, to the Credit Agreement dated as of January 31, 2017, among Terex Corporation, the Lenders named therein and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated April 10, 2018 and filed with the Commission on April, 10, 2018).

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

TEREX CORPORATION
(Registrant)

Date:	May 2, 2018	/s/ John D. Sheehan
John D. Sheehan
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	May 2, 2018	/s/ Mark I. Clair
Mark I. Clair
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)