Form 10-Q
period 2018-06-30
TEREX CORP
filed 2018-08-01
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Number of outstanding shares of common stock: 73.7 million as of July 30, 2018.

The Exhibit Index begins on page 55.

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of June 30, 2018 unless specifically noted otherwise. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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

•
our operations are subject to a number of potential risks that arise from operating a multinational business, including compliance with changing regulatory environments, the Foreign Corrupt Practices Act and other similar laws and political instability;

•	a material disruption to one of our significant facilities;

•	possible work stoppages and other labor matters;

•	compliance with changing laws and regulations, particularly environmental and tax laws and regulations;

•	litigation, product liability claims, intellectual property claims, class action lawsuits and other liabilities;

•	our ability to comply with an injunction and related obligations imposed by the United States Securities and Exchange Commission (“SEC”);

•	disruption or breach in our information technology systems and storage of sensitive data;

•	our ability to successfully implement our Execute to Win strategy; and

•	other factors.

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
TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$1,402.5	$1,181.7	$2,663.4	$2,188.6
Cost of goods sold	(1,123.2)	(941.0)	(2,153.2)	(1,795.6)
Gross profit	279.3	240.7	510.2	393.0
Selling, general and administrative expenses	(175.9)	(163.0)	(335.5)	(320.0)
Income (loss) from operations	103.4	77.7	174.7	73.0
Other income (expense)
Interest income	2.0	1.5	5.4	3.3
Interest expense	(18.2)	(15.1)	(34.2)	(36.5)
Loss on early extinguishment of debt	—	(6.5)	(0.7)	(51.9)
Other income (expense) – net	(2.4)	60.9	(1.4)	42.0
Income (loss) from continuing operations before income taxes	84.8	118.5	143.8	29.9
(Provision for) benefit from income taxes	(28.9)	(23.1)	(40.3)	5.2
Income (loss) from continuing operations	55.9	95.4	103.5	35.1
Gain (loss) on disposition of discontinued operations – net of tax	1.9	5.4	4.6	61.1
Net income (loss)	$57.8	$100.8	$108.1	$96.2

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.74	$0.99	$1.33	$0.35
Gain (loss) on disposition of discontinued operations – net of tax	0.03	0.06	0.06	0.61
Net income (loss)	$0.77	$1.05	$1.39	$0.96
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.73	$0.98	$1.30	$0.34
Gain (loss) on disposition of discontinued operations – net of tax	0.02	0.06	0.06	0.60
Net income (loss)	$0.75	$1.04	$1.36	$0.94
Weighted average number of shares outstanding in per share calculation
Basic	75.5	95.7	77.6	100.4
Diluted	76.7	97.1	79.3	102.2

Comprehensive income (loss)	$(17.1)	$158.5	$59.4	$582.0

Dividends declared per common share	$0.10	$0.08	$0.20	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$373.6	$626.5
Trade receivables (net of allowance of $14.8 and $16.2 at June 30, 2018 and December 31, 2017, respectively)	724.8	579.9
Inventories	1,004.6	969.6
Prepaid and other current assets	188.1	207.0
Total current assets	2,291.1	2,383.0
Non-current assets
Property, plant and equipment – net	329.1	311.0
Goodwill	270.1	273.6
Intangible assets – net	12.6	13.8
Other assets	434.2	481.1
Total assets	$3,337.1	$3,462.5

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$5.2	$5.2
Trade accounts payable	669.3	592.4
Other current liabilities	410.3	437.9
Total current liabilities	1,084.8	1,035.5
Non-current liabilities
Long-term debt, less current portion	1,089.0	979.6
Retirement plans	143.6	151.3
Other non-current liabilities	71.6	73.6
Total liabilities	2,389.0	2,240.0
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 131.2 and 130.4 shares at June 30, 2018 and December 31, 2017, respectively	1.3	1.3
Additional paid-in capital	1,326.8	1,322.0
Retained earnings	2,090.9	1,995.9
Accumulated other comprehensive income (loss)	(288.2)	(239.5)
Less cost of shares of common stock in treasury – 58.1 and 50.2 shares at June 30, 2018 and December 31, 2017, respectively	(2,183.2)	(1,857.7)
Total Terex Corporation stockholders’ equity	947.6	1,222.0
Noncontrolling interest	0.5	0.5
Total stockholders’ equity	948.1	1,222.5
Total liabilities and stockholders’ equity	$3,337.1	$3,462.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income (loss)	$108.1	$96.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	31.3	31.3
(Gain) loss on disposition of discontinued operations	(4.6)	(61.1)
Deferred taxes	11.1	(14.9)
Loss on early extinguishment of debt	0.7	51.9
Stock-based compensation expense	18.5	20.2
Inventory and other non-cash charges	8.9	14.1
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(161.6)	(181.4)
Inventories	(61.0)	(8.3)
Trade accounts payable	89.6	18.1
Other assets and liabilities	1.0	(70.7)
Foreign exchange and other operating activities, net	(6.4)	(18.5)
Net cash provided by (used in) operating activities	35.6	(123.1)
Investing Activities
Capital expenditures	(50.7)	(17.6)
Acquisitions, net of cash acquired	(6.6)	—
Proceeds from disposition of investments	19.8	—
Proceeds (payments) from disposition of discontinued operations	3.0	768.0
Proceeds from sales of assets	0.8	578.7
Net cash provided by (used in) investing activities	(33.7)	1,329.1
Financing Activities
Repayments of debt	(443.9)	(1,585.0)
Proceeds from issuance of debt	552.1	999.0
Share repurchases	(323.0)	(506.8)
Dividends paid	(15.3)	(15.7)
Payment of debt extinguishment costs	(0.5)	(35.8)
Other financing activities, net	(13.8)	(30.2)
Net cash provided by (used in) financing activities	(244.4)	(1,174.5)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(10.5)	25.2
Net Increase (Decrease) in Cash and Cash Equivalents	(253.0)	56.7
Cash and Cash Equivalents at Beginning of Period	630.1	501.9
Cash and Cash Equivalents at End of Period	$377.1	$558.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2017 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018.

Cash and cash equivalents at June 30, 2018 and December 31, 2017 include $5.6 million and $5.0 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

The following table provides amounts of cash and cash equivalents presented in the Condensed Consolidated Statement of Cash Flows (in millions):

	June 30, 2018	December 31, 2017
Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$373.6	$626.5
Cash and cash equivalents - held for sale	3.5	3.6
Total cash and cash equivalents	$377.1	$630.1

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The loss recognized should not exceed total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring goodwill impairment. The Company early adopted ASU 2017-04 on January 1, 2018. Adoption did not have a material effect on the Company’s consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” (“ASU 2017-07”). ASU 2017-07 changes how employers that sponsor defined benefit pension plans and other postretirement plans present net periodic benefit cost in the income statement. An employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendment also allows only the service cost component to be eligible for capitalization, when applicable. The Company adopted ASU 2017-07 on January 1, 2018. Adoption did not have a material effect on the Company’s consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities,” (“ASU 2018-3”). ASU 2018-03 clarifies certain aspects of the guidance issued in ASU 2016-01. During the second quarter of 2018, the Company early adopted ASU 2018-03 effective January 1, 2018. Adoption did not have a material effect on the Company’s consolidated financial statements.
Accounting Standards to be Implemented

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months and requires the disclosure of key information about leasing arrangements. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company plans to adopt ASU 2016-02 in the first quarter of fiscal year 2019. During the second quarter of 2018, the Company completed a preliminary assessment of the impact of ASU 2016-02 and expects adoption to have a material effect on its consolidated financial statements due to the recognition of ROU assets and lease liabilities on the consolidated balance sheet. The Company is in the process of identifying changes to its business processes, systems and controls to support accounting for leases under the new standard which includes implementation of its newly acquired global lease accounting system.

Subsequently, the FASB issued the following standards related to ASU 2016-02: ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” (“ASU 2018-01”), ASU 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”) and ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”). ASU 2018-01 permits an entity to elect an optional transition practical expedient under Topic 842 related to existing or expired land easements that were not previously accounted for as leases under Topic 840. ASU 2018-10 clarifies certain guidance within ASU 2016-02 and ASU 2018-11 is intended to reduce costs and ease implementation of ASU 2016-02. The Company will evaluate the impact and adopt ASU 2018-01, ASU 2018-10 and ASU 2018-11 in conjunction with its adoption of ASU 2016-02.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” (“ASU 2018-2”). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from H.R. 1 “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (the “2017 Federal Tax Act”). The effective date will be the first quarter of fiscal year 2019. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

Accrued Warranties.  The Company records accruals for potential warranty claims based on its claims experience.  The Company’s products are typically sold with a standard warranty covering defects that arise during a fixed period.  Each business provides a warranty specific to products it offers.  The specific warranty offered by a business is a function of customer expectations and competitive forces.  Warranty length is generally a fixed period of time, a fixed number of operating hours or both.

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Six Months Ended
June 30, 2018
Balance at beginning of period	$52.6
Accruals for warranties issued during the period	31.9
Changes in estimates	(0.9)
Settlements during the period	(28.4)
Foreign exchange effect/other	(2.0)
Balance at end of period	$53.2

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

The Company generates revenue through the sale of machines, parts and service, and extended warranties. Revenue from product sales is recorded when the performance obligation is fulfilled, usually at the time of shipment, at the net sales price (transaction price). Estimates of variable consideration, such as volume discounts and rebates, reduce transaction price when it is probable that a customer will attain these types of sales incentives. These estimates are primarily derived from contractual terms and historical experience. The Company elected to present revenue net of sales tax and other similar taxes and account for shipping and handling activities as fulfillment costs rather than separate performance obligations. Payments are typically due either 30 or 60 days, depending on geography, following delivery of products or completion of services.

Revenue from extended warranties is recognized over time on a straight line basis because the customer benefits evenly from the extended warranty throughout the period; beginning upon expiration of the standard warranty and through end of the term. Revenue from services is recognized based on cost input method as the time and materials used in the repair portrays the most accurate depiction of completion of the performance obligation. During the six months ended June 30, 2018, revenues generated from the sale of extended warranties and services were an immaterial portion of revenue.

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

Business segment information is presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Sales
AWP	$751.1	$593.0	$1,390.0	$1,065.4
Cranes	335.3	303.8	649.3	567.7
MP	318.7	280.5	622.0	529.6
Corporate and Other / Eliminations	(2.6)	4.4	2.1	25.9
Total	$1,402.5	$1,181.7	$2,663.4	$2,188.6
Income (loss) from Operations
AWP	$101.7	$60.8	$161.8	$82.5
Cranes	(12.3)	15.4	(22.0)	(16.5)
MP	42.4	35.5	81.3	61.1
Corporate and Other / Eliminations	(28.4)	(34.0)	(46.4)	(54.1)
Total	$103.4	$77.7	$174.7	$73.0

	June 30, 2018	December 31, 2017
Identifiable Assets
AWP	$1,498.5	$1,358.5
Cranes	1,671.4	1,685.7
MP	1,246.5	1,219.5
Corporate and Other / Eliminations (1)	(1,079.3)	(801.2)
Total	$3,337.1	$3,462.5

(1) Decrease due to lower cash balances, primarily related to share repurchases during the first six months of 2018.

	Three Months Ended June 30, 2018
	AWP	Cranes	MP	Corporate and Other / Eliminations	Total
Net Sales by Product Type
Aerial Work Platforms	$642.2	$—	$—	$0.4	$642.6
Mobile Cranes	—	189.9	—	1.0	190.9
Materials Processing Equipment	—	—	208.9	0.4	209.3
Other (1)	108.9	145.4	109.8	(4.4)	359.7
Total	$751.1	$335.3	$318.7	$(2.6)	$1,402.5

(1) Includes other product types, intercompany sales and eliminations.

	Six Months Ended June 30, 2018
	AWP	Cranes	MP	Corporate and Other / Eliminations	Total
Net Sales by Product Type
Aerial Work Platforms	$1,195.0	$—	$—	$0.8	$1,195.8
Mobile Cranes	—	367.0	—	1.5	368.5
Materials Processing Equipment	—	—	422.2	0.8	423.0
Other (1)	195.0	282.3	199.8	(1.0)	676.1
Total	$1,390.0	$649.3	$622.0	$2.1	$2,663.4

(1) Includes other product types, intercompany sales and eliminations.

	Three Months Ended June 30, 2017
	AWP	Cranes	MP	Corporate and Other / Eliminations	Total
Net Sales by Product Type
Aerial Work Platforms	$493.5	$—	$—	$0.4	$493.9
Mobile Cranes	—	170.1	—	0.3	170.4
Materials Processing Equipment	—	—	187.3	0.3	187.6
Other (1)	99.5	133.7	93.2	0.4	326.8
Compact Construction Equipment (2)	—	—	—	3.0	3.0
Total	$593.0	$303.8	$280.5	$4.4	$1,181.7

(1) Includes other product types, intercompany sales and eliminations.
(2) Remaining Compact Construction product lines divested in 2017.

	Six Months Ended June 30, 2017
	AWP	Cranes	MP	Corporate and Other / Eliminations	Total
Net Sales by Product Type
Aerial Work Platforms	$898.2	$—	$—	$1.1	$899.3
Mobile Cranes	—	318.1	—	0.8	318.9
Materials Processing Equipment	0.6	—	353.4	0.5	354.5
Other (1)	166.6	249.6	176.2	(9.7)	582.7
Compact Construction Equipment (2)	—	—	—	33.2	33.2
Total	$1,065.4	$567.7	$529.6	$25.9	$2,188.6

(1) Includes other product types, intercompany sales and eliminations.
(2) Remaining Compact Construction product lines divested in 2017.

	Three Months Ended June 30, 2018
	AWP	Cranes	MP	Corporate and Other / Eliminations	Total
Net Sales by Region
North America	$502.2	$159.7	$133.4	$23.0	$818.3
Western Europe	145.4	71.2	96.4	0.2	313.2
Asia-Pacific	64.6	37.9	55.7	0.5	158.7
Rest of World (1)	38.9	66.5	33.2	(26.3)	112.3
Total	$751.1	$335.3	$318.7	$(2.6)	$1,402.5

(1) Includes intercompany sales and eliminations.

	Six Months Ended June 30, 2018
	AWP	Cranes	MP	Corporate and Other / Eliminations	Total
Net Sales by Region
North America	$860.2	$290.8	$270.8	$39.3	$1,461.1
Western Europe	349.6	131.4	178.8	0.4	660.2
Asia-Pacific	115.0	77.6	100.9	0.9	294.4
Rest of World (1)	65.2	149.5	71.5	(38.5)	247.7
Total	$1,390.0	$649.3	$622.0	$2.1	$2,663.4

(1) Includes intercompany sales and eliminations.

	Three Months Ended June 30, 2017
	AWP	Cranes	MP	Corporate and Other / Eliminations	Total
Net Sales by Region
North America	$363.6	$121.5	$138.4	$37.1	$660.6
Western Europe	112.9	74.6	74.8	0.9	263.2
Asia-Pacific	64.8	56.6	35.0	3.1	159.5
Rest of World (1)	51.7	51.1	32.3	(36.7)	98.4
Total	$593.0	$303.8	$280.5	$4.4	$1,181.7

(1) Includes intercompany sales and eliminations.

	Six Months Ended June 30, 2017
	AWP	Cranes	MP	Corporate and Other / Eliminations	Total
Net Sales by Region
North America	$643.2	$247.1	$267.8	$48.7	$1,206.8
Western Europe	215.9	135.9	135.2	18.4	505.4
Asia-Pacific	121.2	80.8	67.8	11.5	281.3
Rest of World (1)	85.1	103.9	58.8	(52.7)	195.1
Total	$1,065.4	$567.7	$529.6	$25.9	$2,188.6

(1) Includes intercompany sales and eliminations.

NOTE C – INCOME TAXES

During the three months ended June 30, 2018, the Company recognized income tax expense of $28.9 million on income of $84.8 million, an effective tax rate of 34.1%, as compared to income tax expense of $23.1 million on income of $118.5 million, an effective tax rate of 19.5%, for the three months ended June 30, 2017. The higher effective tax rate for the three months ended June 30, 2018 is primarily due to low-taxed appreciation of Konecranes Plc, a Finnish public company limited by shares, (“Konecranes”) shares and favorable geographic mix of earnings in the second quarter of 2017, partially offset by tax expense from applying a lower estimated annual effective tax rate in the second quarter of 2017 to the loss reported in the first quarter of 2017, when compared with the three months ended June 30, 2018.

During the six months ended June 30, 2018, the Company recognized income tax expense of $40.3 million on income of $143.8 million, an effective tax rate of 28.0%, as compared to income tax benefit of $5.2 million on income of $29.9 million, an effective tax rate of (17.4)%, for the six months ended June 30, 2017. The higher effective tax rate for the six months ended June 30, 2018 is primarily due to low-taxed appreciation of Konecranes shares, a tax benefit for a non-U.S. interest deduction, and favorable geographic mix of earnings, offset in part by an agreement with a non-US tax authority with respect to certain prior year tax matters in the six months ended June 30, 2017, when compared with the six months ended June 30, 2018.

During the fourth quarter of 2017, the Company recorded provisional amounts for the effects of the 2017 Federal Tax Act pursuant to Staff Accounting Bulletin No. 118.  In the second quarter of 2018, the Company recorded measurement period adjustments that did not have a material effect on the condensed consolidated financial statements.  The Company will continue to update its calculations as additional information is obtained and analyzed, interpretations of law and assumptions are refined, and additional guidance is issued.  The Company anticipates finalizing the 2017 provisional amounts in the fourth quarter of 2018.

NOTE D – DISCONTINUED OPERATIONS

MHPS

On May 16, 2016, Terex agreed to sell its Material Handling and Port Solutions (“MHPS”) business to Konecranes by entering into a Stock and Asset Purchase Agreement, as amended (the “SAPA”), with Konecranes. On January 4, 2017, the Company completed the disposition of its MHPS business to Konecranes (the “Disposition”), pursuant to the SAPA, effective as of January 1, 2017. In connection with the Disposition, the Company received 19.6 million newly issued Class B shares of Konecranes and approximately $835 million in cash after adjustments for estimated cash, debt and net working capital at closing and the divestiture of Konecranes’ Stahl Crane Systems business, which was undertaken by Konecranes in connection with the Disposition. During the three and six months ended June 30, 2017, the Company recognized a gain on the Disposition (net of tax) of $5.4 million and $58.1 million, respectively.

During the three months ended June 30, 2017, the Company sold 7.0 million Konecranes shares for proceeds of approximately $277.0 million and recorded a $61.1 million net gain on sale of shares which included a gain of $53.5 million attributable to foreign exchange rate changes. During the six months ended June 30, 2017, the Company sold 14.5 million Konecranes shares for proceeds of approximately $549 million and recorded a $38.6 million net gain on sale of shares which included a gain of $44.2 million attributable to foreign exchange rate changes. The net gain is recorded as a component of Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

On March 23, 2017, Konecranes declared a dividend of €1.05 per share to holders of record as of March 27, 2017, which was paid on April 4, 2017. During the six months ended June 30, 2017, the Company recognized dividend income of $13.5 million as a component of Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

Loss Contract

Related to the Disposition, the Company and Konecranes entered into an agreement for Konecranes to manufacture certain crane products on behalf of the Company for an original period of 12 months, which was subsequently amended for a total of 36 months on October 11, 2017. The Company recorded an expense of $6.3 million related to losses expected to be incurred over the original agreement’s life during the six months ended June 30, 2017.

Gain (loss) on disposition of discontinued operations - net of tax

	Three Months Ended
	June 30,
	2018			2017
	MHPS	Trucks	Total	MHPS
Gain (loss) on disposition of discontinued operations	$(0.6)	$—	$(0.6)	$—
(Provision for) benefit from income taxes	0.1	2.4	2.5	5.4
Gain (loss) on disposition of discontinued operations – net of tax	$(0.5)	$2.4	$1.9	$5.4

	Six Months Ended
	June 30,
	2018				2017
	MHPS	Trucks	Atlas	Total	MHPS	Atlas	Total
Gain (loss) on disposition of discontinued operations	$(0.6)	$—	$3.2	$2.6	$79.5	$3.5	$83.0
(Provision for) benefit from income taxes	0.1	2.4	(0.5)	2.0	(21.4)	(0.5)	(21.9)
Gain (loss) on disposition of discontinued operations – net of tax	$(0.5)	$2.4	$2.7	$4.6	$58.1	$3.0	$61.1

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income (loss) from continuing operations	$55.9	$95.4	$103.5	$35.1
Gain (loss) on disposition of discontinued operations–net of tax	1.9	5.4	4.6	61.1
Net income (loss)	$57.8	$100.8	$108.1	$96.2
Basic shares:
Weighted average shares outstanding	75.5	95.7	77.6	100.4
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$0.74	$0.99	$1.33	$0.35
Gain (loss) on disposition of discontinued operations–net of tax	0.03	0.06	0.06	0.61
Net income (loss)	$0.77	$1.05	$1.39	$0.96
Diluted shares:
Weighted average shares outstanding - basic	75.5	95.7	77.6	100.4
Effect of dilutive securities:
Stock options and restricted stock awards	1.2	1.4	1.7	1.8
Diluted weighted average shares outstanding	76.7	97.1	79.3	102.2
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$0.73	$0.98	$1.30	$0.34
Gain (loss) on disposition of discontinued operations–net of tax	0.02	0.06	0.06	0.60
Net income (loss)	$0.75	$1.04	$1.36	$0.94

Weighted average options to purchase approximately 8,000 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), were outstanding during the three and six months ended June 30, 2017, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  There were no options outstanding as of June 30, 2018. Weighted average restricted stock awards of 99,000 and 29,000 were outstanding during the three and six months ended June 30, 2018, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. Weighted average restricted stock awards of 47,000 and 90,000 were outstanding during the three and six months ended June 30, 2017, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. ASC 260, “Earnings per Share,” requires that employee stock options and non-vested restricted shares granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future services that the Company has not yet recognized are assumed to be used to repurchase shares.

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

The Company’s net finance receivable balances include both sales-type leases and commercial loans. Finance receivables that management intends to hold until maturity are stated at their outstanding unpaid principal balances, net of an allowance for loan losses as well as any deferred fees and costs. Finance receivables originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, on an individual asset basis. During the three and six months ended June 30, 2018, the Company transferred finance receivables of $64.8 million and $156.1 million, respectively, to third party financial institutions, which qualified for sales treatment under ASC 860. During the three and six months ended June 30, 2017, the Company transferred finance receivables of $45.5 million and $88.9 million, respectively, to third party financial institutions, which qualified for sales treatment under ASC 860. At June 30, 2018, the Company had $28.1 million of held for sale finance receivables recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheet.

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

Finance receivables, net consisted of the following (in millions):

	June 30, 2018	December 31, 2017
Commercial loans	$132.9	$180.2
Sales-type leases	41.6	26.5
Total finance receivables, gross	174.5	206.7
Allowance for credit losses	(4.5)	(6.6)
Total finance receivables, net	$170.0	$200.1

Approximately $70 million and $85 million of finance receivables are recorded in Prepaid and other current assets and approximately $100 million and $116 million are recorded in Other assets in the Condensed Consolidated Balance Sheet at June 30, 2018 and December 31, 2017, respectively.

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

The following table presents an analysis of the allowance for credit losses (in millions):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$2.3	$1.5	$3.8	$5.6	$0.4	$6.0
Provision for credit losses	0.7	—	0.7	0.4	—	0.4
Charge offs	—	—	—	(0.1)	—	(0.1)
Balance, end of period	$3.0	$1.5	$4.5	$5.9	$0.4	$6.3

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$5.7	$0.9	$6.6	$5.9	$0.4	$6.3
Provision for credit losses	(1.6)	0.6	(1.0)	0.1	—	0.1
Charge offs	(1.1)	—	(1.1)	(0.1)	—	(0.1)
Balance, end of period	$3.0	$1.5	$4.5	$5.9	$0.4	$6.3

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

General loss allowance levels are determined based upon a combination of factors including, but not limited to, TFS experience, general market loss experience, performance of the portfolio, current economic conditions, and management's judgment. The two primary risk characteristics inherent in the portfolio are (1) the customer's ability to meet contractual payment terms, and (2) the liquidation values of the underlying primary and secondary collaterals. The Company records a general or unallocated loss allowance that is calculated by applying the reserve rate to its portfolio, including the unreserved balance of accounts that have been specifically reserved. All delinquent accounts are reviewed for potential impairment. A receivable is deemed to be impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Amount of impairment is measured as the difference between the balance outstanding and underlying collateral value of equipment being financed, as well as any other collateral. All finance receivables identified as impaired are evaluated individually. Generally, the Company does not change terms and conditions of existing finance receivables.

The following table presents individually impaired finance receivables (in millions):

	June 30, 2018			December 31, 2017
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Recorded investment	$1.5	$—	$1.5	$6.0	$—	$6.0
Related allowance	0.6	—	0.6	2.4	—	2.4
Average recorded investment	3.2	—	3.2	3.7	—	3.7

The average recorded investment for impaired finance receivables was $2.5 million for commercial loans at June 30, 2017. There were no impaired sales-type leases at June 30, 2017.

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in millions):

	June 30, 2018			December 31, 2017
Allowance for credit losses, ending balance:	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Individually evaluated for impairment	$0.6	$—	$0.6	$2.4	$—	$2.4
Collectively evaluated for impairment	2.4	1.5	3.9	3.3	0.9	4.2
Total allowance for credit losses	$3.0	$1.5	$4.5	$5.7	$0.9	$6.6

Finance receivables, ending balance:
Individually evaluated for impairment	$1.5	$—	$1.5	$6.0	$—	$6.0
Collectively evaluated for impairment	131.4	41.6	173.0	174.2	26.5	200.7
Total finance receivables	$132.9	$41.6	$174.5	$180.2	$26.5	$206.7

Accounts are considered delinquent when the billed periodic payments of the finance receivables exceed 30 days past the due date.

The following tables present analysis of aging of recorded investment in finance receivables (in millions):

	June 30, 2018
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$123.6	$1.5	$—	$7.8	$9.3	$132.9
Sales-type leases	41.6	—	—	—	—	41.6
Total finance receivables	$165.2	$1.5	$—	$7.8	$9.3	$174.5

	December 31, 2017
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$174.2	$2.1	$—	$3.9	$6.0	$180.2
Sales-type leases	26.5	—	—	—	—	26.5
Total finance receivables	$200.7	$2.1	$—	$3.9	$6.0	$206.7

Commercial loans in the amount of $6.1 million and $10.5 million were on non-accrual status as of June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, there were no sales-type leases on non-accrual status.

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

Finance receivables by risk rating (in millions):

Rating	June 30, 2018	December 31, 2017
Superior	$4.1	$3.3
Above Average	26.1	31.8
Average	36.5	73.1
Below Average	90.7	79.6
Sub Standard	17.1	18.9
Total	$174.5	$206.7

During the six months ended June 30, 2018, the Company reduced its portfolio relative to 2017 by syndicating its finance receivables to financial institutions. The receivables sold were primarily rated Average. The Company believes the finance receivables retained, net of allowance for credit losses, are collectible.

NOTE G – INVENTORIES

Inventories consist of the following (in millions):

	June 30, 2018	December 31, 2017
Finished equipment	$393.9	$419.6
Replacement parts	158.4	163.3
Work-in-process	181.3	165.6
Raw materials and supplies	271.0	221.1
Inventories	$1,004.6	$969.6

Reserves for lower of cost or net realizable value and excess and obsolete inventory were $83.4 million and $85.8 million at June 30, 2018 and December 31, 2017, respectively.

NOTE H – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	June 30, 2018	December 31, 2017
Property	$48.2	$43.3
Plant	177.1	144.7
Equipment	467.3	479.3
Property, plant and equipment – gross	692.6	667.3
Less: Accumulated depreciation	(363.5)	(356.3)
Property, plant and equipment – net	$329.1	$311.0

NOTE I – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	Cranes	MP	Total
Balance at December 31, 2017, gross	$140.2	$179.3	$195.2	$514.7
Accumulated impairment	(38.6)	(179.3)	(23.2)	(241.1)
Balance at December 31, 2017, net	101.6	—	172.0	273.6
Foreign exchange effect and other	(0.5)	—	(3.0)	(3.5)
Balance at June 30, 2018, gross	139.7	179.3	192.2	511.2
Accumulated impairment	(38.6)	(179.3)	(23.2)	(241.1)
Balance at June 30, 2018, net	$101.1	$—	$169.0	$270.1

Intangible assets, net were comprised of the following as of June 30, 2018 and December 31, 2017 (in millions):

		June 30, 2018			December 31, 2017
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$18.4	$(17.6)	$0.8	$18.8	$(17.8)	$1.0
Customer Relationships	20	32.9	(28.5)	4.4	33.2	(28.3)	4.9
Land Use Rights	81	4.5	(0.6)	3.9	4.8	(0.6)	4.2
Other	8	26.4	(22.9)	3.5	26.5	(22.8)	3.7
Total definite-lived intangible assets		$82.2	$(69.6)	$12.6	$83.3	$(69.5)	$13.8

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Aggregate Amortization Expense	$0.5	$0.5	$1.0	$1.0

Estimated aggregate intangible asset amortization expense (in millions) for each of the next five years below is:

2018	$2.0
2019	$1.7
2020	$1.7
2021	$1.6
2022	$1.4

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

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage the variability of future cash flows associated with recognized assets or liabilities or forecasted transactions due to changing currency exchange rates.  Primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar. These foreign exchange contracts are designated as cash flow hedging instruments. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Most of the foreign exchange contracts outstanding as of June 30, 2018 mature on or before June 30, 2019.  At June 30, 2018 and December 31, 2017, the Company had $320.5 million and $313.4 million notional amount, respectively, of foreign exchange contracts outstanding that were initially designated as cash flow hedge contracts. The effective portion of unrealized gains and losses associated with foreign exchange contracts are deferred as a component of Accumulated other comprehensive income (loss) (“AOCI”) until the underlying hedged transactions settle and are reclassified to Cost of goods sold (“COGS”) in the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss).

Certain foreign exchange contracts entered into by the Company have not been designated as hedging instruments to mitigate its exposure to changes in foreign currency exchange rates on third party forecasted transactions and recognized assets and liabilities. The Company had $80.2 million and $113.2 million notional amount of foreign exchange contracts outstanding that were not designated as hedging instruments at June 30, 2018 and December 31, 2017, respectively.  The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments were offset by changes in the underlying hedged items, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments were recognized as gains or losses in Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

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

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

		June 30, 2018		December 31, 2017
	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$2.8	$0.1	$5.8	$0.3
Cross currency swap	Other current assets	0.8	—	0.7	—
Debt conversion feature	Other assets	—	2.2	—	1.5
Foreign exchange contracts	Other current liabilities	(6.7)	(0.1)	(1.6)	—
Cross currency swap	Other non-current liabilities	(4.7)	—	(5.3)	—
Net derivative asset (liability)		$(7.8)	$2.2	$(0.4)	$1.8

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (Loss) and AOCI (in millions):

Gain (Loss) Recognized on Derivatives in AOCI, net of tax:	Three Months Ended June 30,		Six Months Ended June 30,
Cash Flow Derivatives	2018	2017	2018	2017
Foreign exchange contracts	$(6.3)	$4.4	$(6.8)	$5.5
Cross currency swap	0.3	—	(0.5)	—
Total	$(6.0)	$4.4	$(7.3)	$5.5
Gain (Loss) Reclassified from AOCI into Income (Effective):	Three Months Ended June 30,		Six Months Ended June 30,
Account	2018	2017	2018	2017
Cost of goods sold	$0.4	$(0.8)	$2.6	$(2.8)
Other income (expense) – net	2.6	(0.7)	1.3	(0.7)
Total	$3.0	$(1.5)	$3.9	$(3.5)
Gain (Loss) Recognized on Derivatives (Ineffective) in Income :	Three Months Ended June 30,		Six Months Ended June 30,
Account	2018	2017	2018	2017
Cost of goods sold	$0.5	$0.4	$1.5	$0.8
Other income (expense) – net	(0.6)	(0.3)	0.1	(0.1)
Total	$(0.1)	$0.1	$1.6	$0.7

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives outstanding at the end of the period in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

Gain (Loss) Recognized in Income on Derivatives not designated as hedges:	Three Months Ended June 30,		Six Months Ended June 30,
Account	2018	2017	2018	2017
Other income (expense) – net	$0.4	$(1.5)	$0.5	$(2.3)

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

See Note O - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within the unrealized net gains (losses) included in AOCI as of June 30, 2018, it is estimated that $3.0 million of losses are expected to be reclassified into earnings in the next twelve months.

NOTE K – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions. From time to time, the Company may initiate certain restructuring programs to better utilize its workforce and optimize facility utilization to match demand for its products.

Restructuring

During 2016, the Company established restructuring programs in its Cranes segment to transfer production between existing facilities and close certain facilities in order to maximize labor efficiencies and reduce overhead costs. The programs are expected to cost $57.2 million, result in the reduction of approximately 550 team members and be completed in 2020.

The following table provides information for all restructuring activities by segment regarding the amount of expense/(income) incurred during the six months ended June 30, 2018, the cumulative amount of expenses incurred since inception of the programs through June 30, 2018, and the total amount expected to be incurred (in millions):

	Amount incurred during the six months ended June 30, 2018	Cumulative amount incurred through June 30, 2018	Total amount expected to be incurred
AWP	$—	$0.2	$0.2
Cranes	(3.9)	57.2	57.2
MP	—	0.1	0.1
Corp & Other	0.9	3.0	3.0
Total	$(3.0)	$60.5	$60.5

The following table provides information by type of restructuring activity with respect to the amount of expense/(income) incurred during the six months ended June 30, 2018, the cumulative amount of expenses incurred since inception of the programs and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred during the six months ended June 30, 2018	$(4.7)	$1.7	$—	$(3.0)
Cumulative amount incurred through June 30, 2018	$40.9	$6.8	$12.8	$60.5
Total amount expected to be incurred	$40.9	$6.8	$12.8	$60.5

During the six months ended June 30, 2018, restructuring charges/(reductions) of ($2.5) million and $(0.5) million, were included in COGS and SG&A, respectively. During the six months ended June 30, 2017, restructuring charges/(reductions) of $(0.6) million and $1.0 million were included in COGS and SG&A, respectively.

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the six months ended June 30, 2018 (in millions):

Employee Termination Costs
Restructuring reserve at December 31, 2017	$29.7
Restructuring reserve increase (decrease)	(4.7)
Cash expenditures	(8.2)
Foreign exchange	(0.3)
Restructuring reserve at June 30, 2018	$16.5

Other Charges

During the six months ended June 30, 2018, the Company recorded $0.5 million and $2.8 million as components of COGS and SG&A, respectively, for severance charges across all segments and corporate functions. During the six months ended June 30, 2017, the Company recorded an $18.0 million reduction to COGS, primarily due to the decrease in severance accruals for our Cranes segment established in the fourth quarter of 2016 as production volumes were expected to exceed earlier forecasts requiring us to maintain a higher headcount. During the six months ended June 30, 2017, the Company recorded $4.8 million as a component of SG&A for severance charges across all segments and corporate functions.

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

During the six months ended June 30, 2018, the Company recorded a loss on early extinguishment of debt related to Amendment No. 2 to the 2017 Credit Agreement of approximately $0.7 million.

As of June 30, 2018 and December 31, 2017, the Company had $393.2 million and $395.1 million, net of discount, respectively, in the Term Loan outstanding under the 2017 Credit Agreement. The weighted average interest rate on the Term Loan at June 30, 2018 and December 31, 2017 was 4.33% and 3.94%, respectively. The Company had $110.5 million revolving credit amounts outstanding as of June 30, 2018. The weighted average interest rate on the revolving credit amounts at June 30, 2018 was 4.73%. The Company had no revolving credit amounts outstanding as of December 31, 2017.

The 2017 Credit Agreement incorporates facilities for issuance of letters of credit up to $400 million.  Letters of credit issued under the 2017 Credit Agreement letter of credit facility decrease availability under the revolving line of credit (which was increased to $600 million on April 10, 2018).  As of June 30, 2018 and December 31, 2017, the Company had no letters of credit issued under the 2017 Credit Agreement.  The 2017 Credit Agreement also permits the Company to have additional letter of credit facilities up to $300 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving lines of credit. The Company had letters of credit issued under the additional letter of credit facilities of the 2017 Credit Agreement that totaled $33.7 million and $34.3 million as of June 30, 2018 and December 31, 2017, respectively.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2017 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $33.6 million and $23.1 million as of June 30, 2018 and December 31, 2017, respectively.

In total, as of June 30, 2018 and December 31, 2017, the Company had letters of credit outstanding of $67.3 million and $57.4 million, respectively. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

2014 Credit Agreement

On August 13, 2014 the Company entered into a credit agreement (as amended, the “2014 Credit Agreement”), with the lenders party thereto and CSAG, as administrative agent and collateral agent. The 2014 Credit Agreement provided the Company with a senior secured revolving line of credit of up to $600 million that was available through August 13, 2019, a $230.0 million senior secured term loan and a €200.0 million senior secured term loan.

On January 31, 2017, in connection with the 2017 Credit Agreement, the Company terminated its 2014 Credit Agreement, among the Company and certain of its subsidiaries, the lenders thereunder and CSAG, as administrative agent and collateral agent, and related agreements and documents.

During the six months ended June 30, 2017, the Company recorded a loss on early extinguishment of debt related to its 2014 Credit Agreement of $8.2 million.

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

Fair Value of Debt

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of June 30, 2018, as follows (in millions, except for quotes):

	Book Value	Quote	FV
5-5/8% Notes	$600.0	$0.98750	$593
2017 Credit Agreement Term Loan (net of discount)	$393.2	$1.00042	$393

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2018			2017			2018			2017
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$0.1	$0.7	$—	$0.1	$0.7	$—	$0.2	$1.4	$—	$0.3	$1.4	$—
Interest cost	1.4	1.3	0.1	1.5	1.3	0.1	2.9	2.5	0.1	3.2	2.5	0.1
Expected return on plan assets	(2.0)	(1.4)	—	(1.9)	(1.2)	—	(4.0)	(2.7)	—	(3.9)	(2.4)	—
Amortization of actuarial loss	1.1	0.8	—	1.2	0.8	—	2.1	1.7	—	2.3	1.6	—
Other costs	—	0.2	—	—	—	—	—	0.2	—	—	—	—
Net periodic cost	$0.6	$1.6	$0.1	$0.9	$1.6	$0.1	$1.2	$3.1	$0.1	$1.9	$3.1	$0.1

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

As of June 30, 2018 and December 31, 2017, the Company’s maximum exposure to such credit guarantees was $52.0 million and $49.2 million, respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. Maximum exposure for residual value guarantees issued by the Company totaled $3.3 million and $4.2 million as of June 30, 2018 and December 31, 2017, respectively. The Company is generally able to mitigate some risk associated with these guarantees because the maturity of guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $4 million as of June 30, 2018 and December 31, 2017, respectively, for estimated fair value of all guarantees provided.

There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

NOTE O – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three and six months ended June 30, 2018 and 2017. All amounts are net of tax (in millions).

	Three Months Ended June 30, 2018					Three Months Ended June 30, 2017
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(113.3)	$0.8	$0.8	$(101.6)	$(213.3)	$(244.3)	$(1.3)	$0.7	$(106.4)	$(351.3)
Other comprehensive income (loss) before reclassifications	(74.5)	(3.8)	(0.1)	4.2	(74.2)	49.1	3.4	0.6	(2.7)	50.4
Amounts reclassified from AOCI	—	(2.2)	—	1.5	(0.7)	4.9	1.0	—	1.4	7.3
Net Other Comprehensive Income (Loss)	(74.5)	(6.0)	(0.1)	5.7	(74.9)	54.0	4.4	0.6	(1.3)	57.7
Ending balance	$(187.8)	$(5.2)	$0.7	$(95.9)	$(288.2)	$(190.3)	$3.1	$1.3	$(107.7)	$(293.6)

	Six Months Ended June 30, 2018					Six Months Ended June 30, 2017
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA (1)	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj. (2)	Total
Beginning balance	$(144.7)	$2.1	$4.3	$(101.2)	$(239.5)	$(615.3)	$(2.4)	$0.6	$(162.3)	$(779.4)
Other comprehensive income (loss) before reclassifications	(43.1)	(4.7)	(3.6)	2.3	(49.1)	68.0	2.8	0.6	(3.5)	67.9
Amounts reclassified from AOCI	—	(2.6)	—	3.0	0.4	357.0	2.7	0.1	58.1	417.9
Net Other Comprehensive Income (Loss)	(43.1)	(7.3)	(3.6)	5.3	(48.7)	425.0	5.5	0.7	54.6	485.8
Ending balance	$(187.8)	$(5.2)	$0.7	$(95.9)	$(288.2)	$(190.3)	$3.1	$1.3	$(107.7)	$(293.6)

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

Stock-Based Compensation

During the six months ended June 30, 2018, the Company awarded 1.0 million shares of restricted stock to its employees with a weighted average grant date fair value of $40.15 per share.  Approximately 60% of these awards are time-based and vest ratably on each of the first three anniversary dates. Approximately 26% cliff vest at the end of a three year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 14% cliff vest and are based on performance targets containing a market condition determined over a three year period. The Company used the Monte Carlo method to determine grant date fair value of $41.57 per share for the awards with a market condition granted on March 8, 2018.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

Grant date
March 8, 2018
Dividend yields	1.00%
Expected volatility	40.41%
Risk free interest rate	2.38%
Expected life (in years)	3

Share Repurchases and Dividends

In February 2015, the Company announced authorization by its Board of Directors for the repurchase of up to $200 million of the Company’s outstanding shares of common stock of which approximately $131 million of this authorization was utilized prior to January 1, 2017. In February 2017, the Company announced authorization by its Board of Directors for the repurchase of up to an additional $350 million of the Company’s outstanding shares of common stock. In May 2017, the Company announced the completion of the February 2015 and February 2017 authorizations and the Company’s Board of Directors had authorized the repurchase of up to an additional $280 million of the Company’s outstanding shares of common stock. In September 2017, the Company announced the completion of the May 2017 authorization and the Company’s Board of Directors authorized a repurchase of up to an additional $225 million of the Company’s outstanding shares of common stock. In February 2018, the Company announced authorization by its Board of Directors for the repurchase of up to an additional $325 million of the Company’s outstanding shares of common stock. During the six months ended June 30, 2018, the Company repurchased 8.0 million shares for $325 million under this program. A portion of the share repurchases was executed prior to June 30, 2018 but cash settled in July. In July 2018, the Company announced the completion of the February 2018 authorization and the Company’s Board of Directors authorized the repurchase of up to an additional $300 million of the Company’s outstanding shares of common stock. In the first and second quarter of 2018, the Company’s Board of Directors declared a dividend of $0.10 per share, which was paid to its shareholders. In July 2018, the Company’s Board of Directors declared a dividend of $0.10 per share which will be paid on September 19, 2018.

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

Non-GAAP measures we may use include translation effect of foreign currency exchange rate changes on net sales, gross profit, selling, general & administrative (“SG&A”) costs and operating profit, as well as the net sales, gross profit, SG&A costs and operating profit excluding the impact of acquisitions and divestitures.

As changes in foreign currency exchange rates have a non-operating impact on our financial results, we believe excluding effects of these changes assists in assessment of our business results between periods. We calculate the translation effect of foreign currency exchange rate changes by translating current period results at rates that the comparable prior periods were translated at to isolate the foreign exchange component of the fluctuation from the operational component. Similarly, the impact of changes in our results from acquisitions and divestitures that were not included in comparable prior periods may be subtracted from the absolute change in results to allow for better comparability of results between periods.

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

We discuss forward looking information related to expected earnings per share (“EPS”) excluding restructuring charges and other items. Our 2018 outlook for earnings per share is a non-GAAP financial measure because it excludes items such as restructuring and other related charges, transformation costs, the impact of the release of tax valuation allowances, gains and losses on divestitures and other unusual items such as the impact of H.R. 1 “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (the “2017 Federal Tax Act”). The Company is not able to reconcile these forward-looking non-GAAP financial measures to their most directly comparable forward-looking GAAP financial measures without unreasonable efforts because the Company is unable to predict with a reasonable degree of certainty the exact timing and impact of such items. The unavailable information could have a significant impact on the Company’s full-year 2018 GAAP financial results. Adjusted EPS provides guidance to investors about our EPS expectations excluding restructuring and other charges that we do not believe are reflective of our ongoing operations.

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

Overview

Focus, Simplify and Execute to Win are the three pillars of our business strategy. With the Focus element of the Terex Strategy complete, we remain committed to Simplifying the Company and deploying our Execute to Win business system. We believe we have entered a period of broad-based growth potential. In this environment, it is important our operations execute at a high level, and in parallel continue our transformational initiatives that will drive fundamental improvements in Terex for the long term. We continued to invest in our Execute to Win business system, which remains focused on enhancing our capabilities in Commercial Excellence, Lifecycle Solutions and Strategic Sourcing. We are seeing benefits from Commercial Excellence in our performance, and expect to start to realize benefits from Strategic Sourcing in the second half of 2018.

We had a very strong second quarter of 2018. We increased sales, operating margin and backlog in AWP and MP. AWP executed well with excellent production and sales in the second quarter of 2018, building off its strong first quarter. MP continued to execute, notching its seventh consecutive quarter of year-over-year margin expansion. Cranes’ results in the second quarter were consistent with our expectations as we continue to experience supply chain challenges in our mobile cranes operations. We see positive momentum in our backlog (firm orders expected to be filled within one year) for our segments, which was up 31% year-over-year, excluding Corporate and Other. This is the sixth consecutive quarter of year-over-year backlog growth in each of our business segments.

Our AWP segment’s second quarter 2018 results included continued strong net sales and improved operating margins, although increased commodity prices, mostly for steel, were a headwind. AWP continues to execute well and has done a very good job ramping up production to meet strong, broad-based demand in North America, Western Europe and China. We believe we are at an early point in the growth cycle for aerial work platforms, both in North America and Western Europe. China and other developing markets are still in the early phase of adopting the products, and there we expect significant growth ahead. Detailed modeling of the AWP fleet, macro-economic fundamentals, and discussions with our customers, all suggest we are in a multi-year growth period. This can be seen in AWP’s backlog, which is up $54 million, or 11% on a year-over-year basis. We expect margins to be improved for the full year 2018 versus 2017 on the incremental sales volume although higher material costs is a potential headwind.

While our Cranes segment’s second quarter financial performance declined year-over-year, it was in-line with our expectations for the quarter. Global crane markets were fairly stable with pockets of growth as expected. We increased sales and backlog in mobile cranes, tower cranes and utilities equipment. However, as expected, our mobile cranes operations continued to be negatively impacted by challenges in the supply chain. After several years of lower production schedules, elements of the supply base did not ramp up as quickly as we needed. We are improving our materials management capabilities and better aligning production schedules with detailed commitments from our suppliers. We are beginning to realize better production rates and improving productivity. While we expect Cranes financial performance to improve in the second half of the year, it is likely Cranes will generate an operating loss in the third quarter in line or slightly better than the second quarter before returning to profitability in the fourth quarter.

Our MP segment had another excellent quarter, with its operating profit improving on increased net sales. Growth was driven by our mobile crushing and screening and scrap material handling product lines. Broad-based economic growth, construction activity and aggregate consumption continue to be primary drivers of demand for our crushing and screening equipment. We expect global demand for crushing and screening equipment to continue to grow. We also expect demand to grow for our scrap material handling product line due to improving markets. We are encouraged by our backlog for the segment, which is up 75% compared to prior year. We expect margins to improve for the full year 2018 versus 2017 on incremental sales volume, although higher input costs are a potential headwind.

Geographically, our largest market is North America, which represents approximately 54% of our global sales in continuing operations. Our sales grew globally, with sales up by double digit percentages in both North America and Western Europe.

We continued to execute on our disciplined capital allocation strategy in the second quarter of 2018. We also continued to invest in our Transformation priority areas. These targeted investments in high-impact areas are starting to pay off, and are expected to result in performance improvements over the longer term. An element of our strategy is making strategic investments in manufacturing capability. We have made and will continue to make investments to improve our manufacturing. We also repurchased approximately 3 million Terex shares in the second quarter for approximately $116 million. See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” for further information on our share repurchases. In total, over the past 18 months, we have repurchased approximately 34 million shares for $1.25 billion, which is the mid-point of the $1.0 to $1.5 billion commitment we made at our December 2016 Investor Day. In July 2018, our Board of Directors authorized the repurchase of up to an additional $300 million of Terex stock. The timing of share repurchases will be based on available liquidity, cash flows, general market conditions and compliance with covenants in our debt agreements.

In April 2018, we increased our revolving line of credit to $600 million, providing $150 million of additional liquidity. We believe our liquidity continues to be sufficient to meet our business plans. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

An important development in the first half of 2018 was the announcement of the Section 232 tariffs on steel imports into the United States. Steel prices had been trending up and market prices and futures prices for steel rose dramatically in the first half of 2018. We addressed the significant increase in steel prices by implementing surcharges on product lines that were impacted by these increases. We are working closely with our customers, being open and transparent, to share increases equitably with them. Another significant potential change in market dynamics is the implementation of new tariffs on certain Chinese imports beginning in early July 2018. These developments highlight that there are uncertainties in the global environment including tariffs, international trade issues, political instability and supplier constraints that could impact us. We have developed plans to limit the impact of the tariffs. For the purposes of our guidance set forth below, we are assuming the tariffs to have minimal impact on our 2018 financial performance. By executing our strategy and building capabilities in key areas, we believe we are well positioned to execute our plans and respond favorably as needed to changing market dynamics.

As a result of the Company’s strong operational performance and capital market actions we took in the first half of 2018, as well as the market and operational dynamics we anticipate over the balance of the year, we are updating our full year 2018 guidance. We now expect 2018 earnings per share (“EPS”) to be between $2.80 and $3.00, excluding restructuring and other unusual items and any additional share repurchases, on net sales of approximately $5.1 billion.

ROIC

ROIC and other Non-GAAP Measures (as calculated below) assist in showing how effectively we utilize capital invested in our operations. ROIC is determined by dividing the sum of NOPAT for each of the previous four quarters by the average of Debt less Cash and cash equivalents plus Terex Corporation stockholders’ equity for the previous five quarters. NOPAT for each quarter is calculated by multiplying Income (loss) from operations by one minus the annualized effective tax rate.

In the calculation of ROIC, we adjust income (loss) from operations, annualized effective tax rate, cash and cash equivalents and Terex Corporation stockholders’ equity to remove the effects of the impact of certain transactions in order to create a measure that is useful to understanding our operating results and the ongoing performance of our underlying business without the impact of unusual items as shown in the tables below. Furthermore, we believe returns on capital deployed in TFS do not represent our primary operations and, therefore, TFS Assets and results from operations have been excluded from the Non-GAAP Measures. Debt is calculated using amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ adjusted NOPAT as this represents the most recent 12-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) thereby providing, over the same time period as the numerator, four quarters of average invested capital.

Terex management and Board of Directors use ROIC as one measure to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Terex Corporation stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at June 30, 2018 was 15.1%.

Amounts described below are reported in millions of U.S. dollars, except for the annualized effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Jun '18	Mar '18	Dec '17	Sep '17	Jun '17
Annualized effective tax rate, as adjusted	23.0%	23.0%	26.9%	26.9%
Income (loss) from operations as adjusted	$116.1	$71.2	$45.6	$72.1
Multiplied by: 1 minus Effective tax rate	77.0%	77.0%	73.1%	73.1%
Adjusted net operating income (loss) after tax	$89.4	$54.8	$33.3	$52.7
Debt as defined above	$1,094.2	$1,083.0	$984.8	$984.9	$992.0
Less: Cash and cash equivalents as adjusted	(377.1)	(451.4)	(630.1)	(595.7)	(558.6)
Debt less Cash and cash equivalents as adjusted	717.1	631.6	354.7	389.2	433.4
Total Terex Corporation stockholders’ equity as adjusted	770.7	893.2	1,009.9	1,125.3	1,274.2
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$1,487.8	$1,524.8	$1,364.6	$1,514.5	$1,707.6

June 30, 2018 ROIC	15.1%
NOPAT as adjusted (last 4 quarters)	$230.2
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$1,519.9

	Three months ended 6/30/18	Three months ended 3/31/18	Three months ended 12/31/17	Three months ended 9/30/17
Reconciliation of income (loss) from operations:
Income (loss) from operations, as reported	$103.4	$71.3	$41.0	$65.9
Adjustments:
Deal related	—	—	7.1	(0.3)
Restructuring and related	6.9	(2.2)	(7.8)	(0.8)
Transformation	7.8	7.3	9.8	9.1
Other	—	(2.8)	—	—
(Income) loss from TFS	(2.0)	(2.4)	(4.5)	(1.8)
Income (loss) from operations as adjusted	$116.1	$71.2	$45.6	$72.1

	As of 6/30/18	As of 3/31/18	As of 12/31/17	As of 9/30/17	As of 6/30/17
Reconciliation of Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$373.6	$447.9	$626.5	$592.7	$555.5
Cash and cash equivalents - assets held for sale	3.5	3.5	3.6	3.0	3.1
Cash and cash equivalents, as adjusted	$377.1	$451.4	$630.1	$595.7	$558.6

Debt as defined above	$1,094.2	$1,083.0	$984.8	$984.9	$992.0

Reconciliation of Terex Corporation stockholders’ equity:
Terex Corporation stockholders’ equity as reported	$947.6	$1,078.4	$1,222.0	$1,379.7	$1,539.8
TFS Assets	(154.0)	(152.0)	(181.7)	(220.5)	(228.7)
Effects of adjustments, net of tax:
Deal related	(39.2)	(39.2)	(39.2)	(44.5)	(42.2)
Restructuring and related	(12.4)	(17.2)	(15.5)	(9.8)	(9.2)
Transformation	38.6	32.6	27.0	19.8	13.1
Extinguishment of debt	5.8	5.8	5.3	5.3	4.8
Asset impairment	(1.2)	(1.2)	(1.2)	(1.2)	(1.2)
Other	(6.6)	(5.4)	—	—	—
(Income) loss from TFS	(7.9)	(8.6)	(6.8)	(3.5)	(2.2)
Terex Corporation stockholders’ equity as adjusted	$770.7	$893.2	$1,009.9	$1,125.3	$1,274.2

2018	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
Income tax rate, as reported	$143.8	$(40.3)	28.0%
Effect of adjustments:
Restructuring and related	4.1	(1.2)
Transformation	15.1	(2.5)
Extinguishment of debt	0.7	(0.1)
Other	(8.5)	1.3
Tax related	—	7.1
Annualized effective income tax rate, as adjusted	$155.2	$(35.7)	23.0%

2017	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
Income tax rate, as reported	$112.0	$(52.0)	46.4%
Effect of adjustments:
Deal related	(20.9)	(11.3)
Restructuring and related	(12.2)	(0.5)
Transformation	45.2	(10.1)
Extinguishment of debt	53.1	(19.0)
Asset impairment	(1.6)	0.6
Tax related	—	(5.3)
2017 Federal Tax Act	—	50.4
Annualized effective income tax rate, as adjusted	$175.6	$(47.2)	26.9%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

Consolidated

	Three Months Ended June 30,
	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,402.5	—	$1,181.7	—	18.7%
Gross profit	$279.3	19.9%	$240.7	20.4%	16.0%
SG&A	$175.9	12.5%	$163.0	13.8%	7.9%
Income (loss) from operations	$103.4	7.4%	$77.7	6.6%	33.1%

Net sales for the three months ended June 30, 2018 increased $220.8 million when compared to the same period in 2017. The increase in net sales was primarily due to higher demand for equipment in our AWP, Cranes and MP segments. Changes in foreign exchange rates positively impacted consolidated net sales by approximately $40 million.

Gross profit for the three months ended June 30, 2018 increased $38.6 million when compared to the same period in 2017. The increase was primarily due to higher sales and production volume in our AWP and MP segments and the positive impact of foreign exchange rate changes in our AWP segment and Corporate, partially offset by supply chain challenges in our mobile cranes operations and reductions taken in the prior year to severance accruals in our Cranes segment.

SG&A costs for the three months ended June 30, 2018 increased $12.9 million when compared to the same period in 2017.  The increase was primarily due to increased variable expenses related to higher sales and the negative impact of foreign exchange rate changes.

Income from operations for the three months ended June 30, 2018 increased $25.7 million when compared to the same period in 2017.  The increase was primarily due to higher sales and production volume in our AWP and MP segments and the positive effects of exchange rate changes in our AWP segment and Corporate, partially offset by supply chain challenges in our mobile cranes operations and reductions taken in the prior year to severance accruals in our Cranes segment.

Aerial Work Platforms

	Three Months Ended June 30,
	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$751.1	—	$593.0	—	26.7%
Income from operations	$101.7	13.5%	$60.8	10.3%	67.3%

Net sales for the AWP segment for the three months ended June 30, 2018 increased $158.1 million when compared to the same period in 2017 primarily due to improved inventory availability and higher broad-based demand for aerial equipment primarily in North America, particularly with respect to booms, from a combination of fleet replacement and growth in rental fleets due to improving rental utilization rates. Net sales were positively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $16 million.

Income from operations for the three months ended June 30, 2018 increased $40.9 million when compared to the same period in 2017.  The increase was primarily due to increased sales volume, improved factory utilization and the positive impact of foreign exchange rate changes.

Cranes

	Three Months Ended June 30,
	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$335.3	—	$303.8	—	10.4%
(Loss) income from operations	$(12.3)	(3.7)%	$15.4	5.1%	(179.9)%

Net sales for the Cranes segment for the three months ended June 30, 2018 increased $31.5 million when compared to the same period in 2017 primarily due to higher demand for mobile cranes, including new product introductions, tower cranes in Europe, North America and Asia and utility equipment. These increases were generally from favorable macroeconomic trends and construction activity and were partially offset by lower sales of crawler cranes as the wind power sector has softened in India and Central Europe. Net sales were positively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $13 million.

Loss from operations for the three months ended June 30, 2018 was $12.3 million compared to income from operations of $15.4 million for the same period in 2017. The change was primarily due to supply chain challenges in our mobile cranes operations and reductions taken in the prior year to severance accruals, partially offset by increased sales volume.

Materials Processing

	Three Months Ended June 30,
	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$318.7	—	$280.5	—	13.6%
Income from operations	$42.4	13.3%	$35.5	12.7%	19.4%

Net sales for the MP segment for the three months ended June 30, 2018 increased $38.2 million when compared to the same period in 2017, primarily due to higher demand for mobile crushing and screening equipment and parts as a result of broad-based economic growth, construction activity and aggregate consumption and material handlers from a stronger scrap market, partially offset by lower demand for concrete mixer trucks in North America due to emission regulations associated with sales of refurbished trucks. Net sales were positively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $12 million.

Income from operations for the three months ended June 30, 2018 increased $6.9 million when compared to the same period in 2017, primarily due to increased sales and production volume.

Corporate and Other / Eliminations

	Three Months Ended June 30,
	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(2.6)	—	$4.4	—	(159.1)%
Loss from operations	$(28.4)	*	$(34.0)	*	16.5%
* - Not a meaningful percentage

Net sales amounts in 2018 include on-book financing of TFS and elimination of intercompany sales activity among segments while net sales in 2017 also include sales in various construction equipment product lines. The net sales decrease is primarily attributable to approximately $28 million of lower governmental sales and the divestiture of our construction product lines, partially offset by approximately $22 million related to increased TFS revenue from syndications in 2018 and lower intercompany sales eliminations.

Loss from operations for the three months ended June 30, 2018 decreased $5.6 million when compared to the same period in 2017. The decrease in operating loss is primarily due to higher foreign exchange transactional gains.

Interest Expense, Net of Interest Income

During the three months ended June 30, 2018, our interest expense net of interest income was $16.2 million, or $2.6 million higher than the same period in the prior year due to an increase in average borrowings at higher rates and lower interest income due to lower cash balances.

Loss on Early Extinguishment of Debt

During the three months ended June 30, 2017, we recorded a loss on early extinguishment of debt of $6.5 million related to the retirement of our 6-1/2% Notes. See Note L - “Long-Term Obligations” for further information regarding our early extinguishment of debt.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended June 30, 2018 was expense of $2.4 million, or a $63.3 million decrease in income, when compared to the same period in the prior year. The decrease was due primarily to a net gain on sale of our Konecranes shares, including the effects of foreign exchange rate changes, of $61.1 million during the three months ended June 30, 2017 and the negative effects of changes in foreign exchange rate changes in the current period, partially offset by investment gains recognized in the current year period as a result of the adoption of a new accounting pronouncement.

Income Taxes

During the three months ended June 30, 2018, we recognized income tax expense of $28.9 million on income of $84.8 million, an effective tax rate of 34.1%, as compared to income tax expense of $23.1 million on income of $118.5 million, an effective tax rate of 19.5%, for the three months ended June 30, 2017.  The higher effective tax rate for the three months ended June 30, 2018 is primarily due to low-taxed appreciation of Konecranes shares and favorable geographic mix of earnings in the second quarter of 2017, partially offset by tax expense from applying a lower estimated annual effective tax rate in the second quarter of 2017 to the loss reported in the first quarter of 2017, when compared with the three months ended June 30, 2018.

Gain (Loss) on Disposition of Discontinued Operations

During the three months ended June 30, 2018, we recognized a gain on disposition of discontinued operations - net of tax of $1.9 million, primarily related to the previous sale of our Atlas heavy construction equipment and knuckle-boom cranes businesses (“Atlas”). During the three months ended June 30, 2017, we recognized a gain on disposition of discontinued operations - net of tax of $5.4 million related to the sale of our Material Handling and Port Solutions (“MHPS”) business.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

Consolidated

	Six Months Ended June 30,
	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,663.4	—	$2,188.6	—	21.7%
Gross profit	$510.2	19.2%	$393.0	18.0%	29.8%
SG&A	$335.5	12.6%	$320.0	14.6%	4.8%
Income (loss) from operations	$174.7	6.6%	$73.0	3.3%	139.3%

Net sales for the six months ended June 30, 2018 increased $474.8 million when compared to the same period in 2017. The increase in net sales was primarily due to higher demand for equipment in our AWP, Cranes and MP segments. Changes in foreign exchange rates positively impacted consolidated net sales by approximately $104 million.

Gross profit for the six months ended June 30, 2018 increased $117.2 million when compared to the same period in 2017. The increase was primarily due to higher sales and production volume in our AWP and MP segments and the positive impact of foreign exchange rate changes in all segments, partially offset by supply chain challenges in our mobile cranes operations and reductions taken in the prior year to severance accruals in our Cranes segment.

SG&A costs for the six months ended June 30, 2018 increased $15.5 million when compared to the same period in 2017.  The increase was primarily due to the negative impact of foreign exchange rate changes and increased variable expenses related to higher sales.

Income from operations for the six months ended June 30, 2018 increased $101.7 million when compared to the same period in 2017.  The increase was primarily due to higher sales and production volume in our AWP and MP segments and the positive effects of exchange rate changes in our AWP and MP segments, partially offset by supply chain challenges in our mobile cranes operations and reductions taken in the prior year to severance accruals in our Cranes segment.

Aerial Work Platforms

	Six Months Ended June 30,
	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,390.0	—	$1,065.4	—	30.5%
Income from operations	$161.8	11.6%	$82.5	7.7%	96.1%

Net sales for the AWP segment for the six months ended June 30, 2018 increased $324.6 million when compared to the same period in 2017 primarily due to improved inventory availability and higher broad-based demand for aerial equipment primarily in North America and Western Europe, particularly with respect to booms and scissors, from a combination of fleet replacement and growth in rental fleets due to improving rental utilization rates. Net sales were positively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $40 million.

Income from operations for the six months ended June 30, 2018 increased $79.3 million when compared to the same period in 2017.  The increase was primarily due to increased sales volume, improved factory utilization and the positive impact of foreign exchange rate changes.

Cranes

	Six Months Ended June 30,
	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$649.3	—	$567.7	—	14.4%
Loss from operations	$(22.0)	(3.4)%	$(16.5)	(2.9)%	(33.3)%

Net sales for the Cranes segment for the six months ended June 30, 2018 increased $81.6 million when compared to the same period in 2017 primarily due to higher demand for mobile cranes, including new product introductions, tower cranes in Europe, North America and Asia and utility equipment. These increases were generally from favorable macroeconomic trends and construction activity. Net sales were positively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $36 million.

Loss from operations for the six months ended June 30, 2018 increased $5.5 million when compared to the same period in 2017. The increase in operating loss was primarily due to supply chain challenges in our mobile cranes operations and reductions taken in the prior year to severance accruals, partially offset by increased sales volume and structural cost savings.

Materials Processing

	Six Months Ended June 30,
	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$622.0	—	$529.6	—	17.4%
Income from operations	$81.3	13.1%	$61.1	11.5%	33.1%

Net sales for the MP segment for the six months ended June 30, 2018 increased $92.4 million when compared to the same period in 2017, primarily due to higher demand for mobile crushing and screening equipment and parts as a result of broad-based economic growth, construction activity and aggregate consumption and material handlers from a stronger scrap market, partially offset by lower demand for concrete mixer trucks in North America due to emission regulations associated with sales of refurbished trucks. Net sales were positively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $29 million.

Income from operations for the six months ended June 30, 2018 increased $20.2 million when compared to the same period in 2017, primarily due to increased sales and production volume as well as the positive impact of foreign exchange rate changes.

Corporate and Other / Eliminations

	Six Months Ended June 30,
	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2.1	—	$25.9	—	(91.9)%
Loss from operations	$(46.4)	*	$(54.1)	*	14.2%
* - Not a meaningful percentage

Net sales amounts in 2018 include on-book financing of TFS and elimination of intercompany sales activity among segments while net sales in 2017 also include sales in various construction equipment product lines. The net sales decrease is primarily attributable to approximately $59 million related to the divestiture of our construction product lines and lower governmental sales, partially offset by approximately $37 million related to lower intercompany sales eliminations and increased TFS revenue from syndications in 2018.

Loss from operations for the six months ended June 30, 2018 decreased $7.7 million when compared to the same period in 2017. The decrease in operating loss is primarily due to income related to increased TFS revenue and higher foreign exchange transactional gains, partially offset by higher accruals for team member incentive compensation and gains in the prior year on the sale of certain construction product line assets.

Interest Expense, Net of Interest Income

During the six months ended June 30, 2018, our interest expense net of interest income was $28.8 million, or $4.4 million lower than the same period in the prior year due to lower average borrowings, partially offset by higher interest rates and lower interest income due primarily to lower cash balances.

Loss on Early Extinguishment of Debt

During the six months ended June 30, 2018, we recorded a loss on early extinguishment of debt of $0.7 million related to an amendment to the 2017 Credit Agreement which lowered the interest rate on the Company’s senior secured term loan by 0.25%. During the six months ended June 30, 2017, we recorded a loss on early extinguishment of debt of $51.9 million related to the termination of our 2014 Credit Agreement and the retirement of our 6% Notes and our 6-1/2% Notes. See Note L - “Long-Term Obligations” for further information regarding our early extinguishment of debt.

Other Income (Expense) – Net

Other income (expense) – net for the six months ended June 30, 2018 was expense of $1.4 million, or a $43.4 million increase in expense, when compared to the same period in the prior year. The change was due primarily to a net gain on sale of our Konecranes shares, including the effects of foreign exchange rate changes, of $38.6 million and dividend income of $13.5 million during the six months ended June 30, 2017, partially offset by $4.0 million of investment gains related to the adoption of a new accounting standard.

Income Taxes

During the six months ended June 30, 2018, we recognized income tax expense of $40.3 million on income of $143.8 million, an effective tax rate of 28.0%, as compared to income tax benefit of $5.2 million on income of $29.9 million, an effective tax rate of (17.4)%, for the six months ended June 30, 2017.  The higher effective tax rate for the six months ended June 30, 2018 is primarily due to low-taxed appreciation of Konecranes shares, a tax benefit for a non-U.S. interest deduction, and favorable geographic mix of earnings, offset in part by an agreement with a non-US tax authority with respect to certain prior year tax matters in the six months ended June 30, 2017, when compared with the six months ended June 30, 2018.

Gain (Loss) on Disposition of Discontinued Operations

During the six months ended June 30, 2018, we recognized a gain on disposition of discontinued operations - net of tax of $4.6 million, due primarily to income related to the previous sale of Atlas and our former truck business. During the six months ended June 30, 2017, we recognized a gain on disposition of discontinued operations - net of tax of $58.1 million related to the sale of our MHPS business and $3.0 million related to the sale of Atlas.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business.  At June 30, 2018, we had cash and cash equivalents of $377.1 million and undrawn availability under our revolving line of credit of $489.5 million, giving us total liquidity of approximately $867 million. During the six months ended June 30, 2018, our liquidity decreased by approximately $214 million from December 31, 2017 primarily due to share repurchases of $323.0 million and capital expenditures of $50.7 million, partially offset by cash provided by our operations of $35.6 million and increasing the size of the revolving line of credit by $150 million.

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

We had free cash flow of $65.8 million in the three months ended June 30, 2018 and had negative free cash flow of $21.8 million in the six months ended June 30, 2018. We expect to generate more cash from operations than initially anticipated. We are maintaining our forecast of free cash flow to be approximately $100 million as we are increasing our capital expenditure outlook to $90 million for the full year 2018.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

	Three Months Ended 6/30/2018	Six Months Ended 6/30/2018
Net cash provided by (used in) operating activities	$80.0	$35.6
Increase (decrease) in TFS assets	2.0	(27.7)
Capital expenditures	(16.2)	(50.7)
Acquisition of MP Northern Ireland properties	—	21.0
Free cash flow	$65.8	$(21.8)

Our main sources of funding are cash generated from operations, including cash generated from the sale of receivables, loans from our bank credit facilities and funds raised in capital markets.   Pursuant to terms of our trade accounts receivable factoring arrangements, during the six months ended June 30, 2018, we sold, without recourse, approximately $480 million of trade accounts receivable to provide additional liquidity. During the six months ended June 30, 2018, we also sold approximately $156 million of sales-type leases and commercial loans.

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

Working capital as a percent of trailing three month annualized net sales was 18.2% at June 30, 2018 compared to 22.0% at June 30, 2017, demonstrating our continued improvement of working capital management.

The following tables show the calculation of our working capital in continuing operations and trailing three months annualized sales as of June 30, 2018 and 2017 (in millions):

	Three Months Ended 6/30/2018	Three Months Ended 6/30/2017
Net Sales	$1,402.5	$1,181.7
x	4	4
Trailing Three Month Annualized Net Sales	$5,610.0	$4,726.8

	As of 6/30/18	As of 6/30/17
Inventories	$1,004.6	$912.5
Trade Receivables	724.8	726.6
Trade Accounts Payable	(669.3)	(563.2)
Customer Advances	(40.1)	(35.7)
Working Capital	$1,020.0	$1,040.2

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

Borrowings under the 2017 Credit Agreement at June 30, 2018 were $393.2 million, net of discount, on our Term Loan and $110.5 million on our revolving line of credit. At June 30, 2018, the weighted average interest rate was 4.33% on the Term Loan and was 4.73% on the revolving line of credit under the 2017 Credit Agreement.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

Our investment in TFS financial services assets was approximately $154 million, net at June 30, 2018. We remain focused on expanding financing solutions in key markets like the U.S. and Europe. We also anticipate using TFS to drive incremental sales by increasing direct customer financing through TFS in certain instances.

In February 2015, we announced authorization by our Board of Directors for the repurchase of up to $200 million of our outstanding shares of common stock of which approximately $131 million of this authorization was utilized prior to January 1, 2017. In February 2017, we announced authorization by our Board of Directors for the repurchase of up to an additional $350 million of our outstanding shares of common stock. In May 2017, we announced the completion of the February 2015 and February 2017 authorizations and our Board of Directors had authorized the repurchase of up to an additional $280 million of our outstanding shares of common stock. In September 2017, we announced the completion of the May 2017 authorization and our Board of Directors had authorized the repurchase of up to an additional $225 million of our outstanding shares of common stock. In February 2018, we announced authorization by our Board of Directors for the repurchase of up to an additional $325 million of our outstanding shares of common stock. During the six months ended June 30, 2018, we repurchased a total of 8 million shares for $325 million under these programs. In July 2018, we announced the completion of the February 2018 authorization and our Board of Directors authorized the repurchase of up to an additional $300 million of our outstanding shares of common stock. In the first and second quarter of 2018, our Board of Directors declared a dividend of $0.10 per share, which was paid to our shareholders. In July 2018, our Board of Directors declared a dividend of $0.10 per share which will be paid on September 19, 2018.

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

Cash Flows

Cash provided by operations for the six months ended June 30, 2018 totaled $35.6 million, compared to cash used in operations of $123.1 million for the six months ended June 30, 2017.  The change in cash from operations was primarily driven by improved working capital management and profitability.

Cash used in investing activities for the six months ended June 30, 2018 was $33.7 million, compared to $1,329.1 million of cash provided by investing activities for the six months ended June 30, 2017. The decrease in cash provided by investing activities was primarily due to cash received from the sale of our MHPS business, including the subsequent sale of Konecranes stock in the six months ended June 30, 2017.

Cash used in financing activities was $244.4 million for the six months ended June 30, 2018, compared to cash used in financing activities for the six months ended June 30, 2017 of $1,174.5 million. The decrease in cash used in financing was primarily due to redemption of our 6% Notes, partial redemption of our 6 1/2% Notes and a reduction in term loans, partially offset by the issuance of our 5-5/8% Notes all in the prior year period. Additionally, we repurchased $323 million and $507 million of our common stock during the six months ended June 30, 2018 and June 30, 2017, respectively.

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

At June 30, 2018, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the six months ended June 30, 2018 would have had approximately a $10 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At June 30, 2018, approximately 46% of our debt was floating rate debt and the weighted average interest rate for all debt was 5.00%.

At June 30, 2018, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings effect on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at June 30, 2018 would have increased interest expense by $1.1 million for the six months ended June 30, 2018.

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

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Increases in the cost of these materials and components may affect our financial performance. If we are not able to recover increased raw material or component costs from our customers, our margins could be adversely affected. During the first six months of 2018, unfavorable input cost changes in some areas, largely related to steel prices, were partially offset by favorable changes in other areas. Steel prices in the United States rose appreciably in the first quarter of 2018 and continued to rise in the second quarter due in large part to the U.S. Commerce Department’s decision to levy tariffs on certain steel and aluminum imports.  In order to offset the higher input costs, we implemented steel surcharges on many of our products in the first quarter and maintained these surcharges throughout the second quarter. We will continue to monitor steel prices, and intend to continue to apply steel surcharges until the price of steel normalizes. Another inflationary pressure on input cost is the implementation of incremental 25% tariffs on certain Chinese origin goods.  These incremental tariffs impact the cost of material that we import directly from our manufacturing operations in China as well as material imported on our behalf by suppliers.  We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. For more information on commodities risk, see Part II Item 1A. Risk Factors.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

During the second half of 2018, we plan to perform a technical upgrade to our main Enterprise Resource Planning system as well as implement a new financial consolidation and reporting system and a global lease accounting system.

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

There have been no material changes in the quarterly period ended June 30, 2018 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, other than updates to the risk factors as set forth below:

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

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Increases in the cost of these materials and components may affect our financial performance. The U.S. has initiated tariffs on steel and certain other foreign goods, and in response, certain foreign governments, including China, have imposed and are considering imposing additional tariffs on certain U.S. goods. In particular, steel prices rose appreciably in the first quarter of 2018 and continued to rise in the second quarter due in large part to the U.S. Commerce Department’s decision to levy tariffs on certain steel and aluminum imports. The tariffs on certain Chinese origin goods impact the cost of material that we import directly from our manufacturing operations in China as well as material imported on our behalf by suppliers.  The tariffs and the possibility of trade conflicts stemming from the tariffs could negatively impact global trade and economic conditions in many of the regions where we do business. This could result in further significant price increases in our materials and components, and adversely impact demand for our products. If we are not able to recover increased raw material or component costs from our customers, our margins could be adversely affected.

In addition, we purchase material and services from our suppliers on terms extended based on our overall credit rating. Deterioration in our credit rating may impact suppliers’ willingness to extend terms and in turn increase the cash requirements of our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended June 30, 2018 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
April 1, 2018 - April 30, 2018	775,151	$36.88	750,139	$92,227
May 1, 2018 - May 31, 2018	933,401	$40.57	910,207	$55,324
June 1, 2018 - June 30, 2018	1,268,625	$40.46	1,265,235	$4,132
Total	2,977,177	$39.56	2,925,581	$4,132

(1)	Amount includes shares of common stock purchased to satisfy requirements under the Company’s deferred compensation obligations to employees.

(2)	In February 2018, our Board of Directors authorized and the Company publicly announced the repurchase of up to an additional $325 million of the Company’s outstanding common shares.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits set forth below are filed as part of this Form 10-Q.

Exhibit No.	Exhibit
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

10.2
Terex Corporation 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 11, 2018 and filed with the Commission on May, 15, 2018).

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

TEREX CORPORATION
(Registrant)

Date:	August 1, 2018	/s/ John D. Sheehan
John D. Sheehan
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	August 1, 2018	/s/ Mark I. Clair
Mark I. Clair
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)