Form 10-Q
period 2018-09-30
TEREX CORP
filed 2018-11-02
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Number of outstanding shares of common stock: 73.7 million as of October 31, 2018.

The Exhibit Index begins on page 56.

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of September 30, 2018 unless specifically noted otherwise. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$1,228.5	$1,111.2	$3,891.9	$3,299.8
Cost of goods sold	(995.7)	(892.2)	(3,148.9)	(2,687.8)
Gross profit	232.8	219.0	743.0	612.0
Selling, general and administrative expenses	(160.9)	(153.1)	(496.4)	(473.1)
Income (loss) from operations	71.9	65.9	246.6	138.9
Other income (expense)
Interest income	1.7	1.9	7.1	5.2
Interest expense	(18.5)	(15.5)	(52.7)	(52.0)
Loss on early extinguishment of debt	—	(0.7)	(0.7)	(52.6)
Other income (expense) – net	(4.4)	5.1	(5.8)	47.1
Income (loss) from continuing operations before income taxes	50.7	56.7	194.5	86.6
(Provision for) benefit from income taxes	(12.3)	(0.1)	(52.6)	5.1
Income (loss) from continuing operations	38.4	56.6	141.9	91.7
Gain (loss) on disposition of discontinued operations – net of tax	0.2	2.6	4.8	63.7
Net income (loss)	$38.6	$59.2	$146.7	$155.4

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.52	$0.64	$1.86	$0.96
Gain (loss) on disposition of discontinued operations – net of tax	—	0.03	0.06	0.66
Net income (loss)	$0.52	$0.67	$1.92	$1.62
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.51	$0.63	$1.82	$0.93
Gain (loss) on disposition of discontinued operations – net of tax	—	0.03	0.06	0.65
Net income (loss)	$0.51	$0.66	$1.88	$1.58
Weighted average number of shares outstanding in per share calculation
Basic	73.7	88.0	76.3	96.2
Diluted	75.1	90.0	77.9	98.1

Comprehensive income (loss)	$22.5	$91.2	$81.9	$673.2

Dividends declared per common share	$0.10	$0.08	$0.30	$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$326.0	$626.5
Trade receivables (net of allowance of $15.9 and $16.2 at September 30, 2018 and December 31, 2017, respectively)	679.1	579.9
Inventories	1,112.3	969.6
Prepaid and other current assets	172.7	207.0
Total current assets	2,290.1	2,383.0
Non-current assets
Property, plant and equipment – net	330.7	311.0
Goodwill	268.1	273.6
Intangible assets – net	11.9	13.8
Other assets	438.6	481.1
Total assets	$3,339.4	$3,462.5

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$5.2	$5.2
Trade accounts payable	652.3	592.4
Other current liabilities	372.6	437.9
Total current liabilities	1,030.1	1,035.5
Non-current liabilities
Long-term debt, less current portion	1,128.2	979.6
Retirement plans	139.3	151.3
Other non-current liabilities	67.1	73.6
Total liabilities	2,364.7	2,240.0
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 131.2 and 130.4 shares at September 30, 2018 and December 31, 2017, respectively	1.3	1.3
Additional paid-in capital	1,338.7	1,322.0
Retained earnings	2,121.9	1,995.9
Accumulated other comprehensive income (loss)	(304.3)	(239.5)
Less cost of shares of common stock in treasury – 58.2 and 50.2 shares at September 30, 2018 and December 31, 2017, respectively	(2,183.5)	(1,857.7)
Total Terex Corporation stockholders’ equity	974.1	1,222.0
Noncontrolling interest	0.6	0.5
Total stockholders’ equity	974.7	1,222.5
Total liabilities and stockholders’ equity	$3,339.4	$3,462.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income (loss)	$146.7	$155.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	45.4	48.7
(Gain) loss on disposition of discontinued operations	(4.8)	(63.7)
Deferred taxes	6.8	(22.9)
(Gain) loss on sale of assets	—	(59.8)
Loss on early extinguishment of debt	0.7	52.6
Stock-based compensation expense	28.1	29.9
Inventory and other non-cash charges	20.9	31.8
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(121.2)	(141.4)
Inventories	(174.6)	7.9
Trade accounts payable	74.8	(7.5)
Other assets and liabilities	(34.2)	(65.1)
Foreign exchange and other operating activities, net	(8.2)	(22.1)
Net cash provided by (used in) operating activities	(19.6)	(56.2)
Investing Activities
Capital expenditures	(63.2)	(27.2)
Acquisitions, net of cash acquired	(6.9)	—
Proceeds from disposition of investments	19.8	—
Proceeds (payments) from disposition of discontinued operations	3.0	773.7
Proceeds from sales of assets	1.3	803.3
Net cash provided by (used in) investing activities	(46.0)	1,549.8
Financing Activities
Repayments of debt	(717.8)	(1,593.0)
Proceeds from issuance of debt	864.6	1,010.5
Share repurchases	(327.3)	(761.7)
Dividends paid	(22.6)	(22.8)
Payment of debt extinguishment costs	(0.5)	(36.4)
Other financing activities, net	(14.8)	(30.7)
Net cash provided by (used in) financing activities	(218.4)	(1,434.1)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(16.6)	34.3
Net Increase (Decrease) in Cash and Cash Equivalents	(300.6)	93.8
Cash and Cash Equivalents at Beginning of Period	630.1	501.9
Cash and Cash Equivalents at End of Period	$329.5	$595.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2017 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018.

Cash and cash equivalents at September 30, 2018 and December 31, 2017 include $13.3 million and $5.0 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

The following table provides amounts of cash and cash equivalents presented in the Condensed Consolidated Statement of Cash Flows (in millions):

	September 30, 2018	December 31, 2017
Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$326.0	$626.5
Cash and cash equivalents - held for sale	3.5	3.6
Total cash and cash equivalents	$329.5	$630.1

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” (“ASU 2017-12”). ASU 2017-12 expands an entity’s ability to apply hedge accounting for nonfinancial and financial risk components and allows for a simplified approach for fair value hedging of interest rate risk. ASU 2017-12 eliminates the need to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, ASU 2017-12 simplifies the hedge documentation and effectiveness assessment requirements under the previous guidance. During the third quarter of 2018, the Company early adopted ASU 2017-12 effective January 1, 2018. Adoption did not have a material effect on the Company’s consolidated financial statements.

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

Accounting Standards to be Implemented

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months and requires the disclosure of key information about leasing arrangements. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Subsequently, the FASB issued the following standards related to ASU 2016-02: ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” (“ASU 2018-01”), ASU 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”) and ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), which provided additional guidance and clarity to ASU 2016-02 (collectively, the “New Lease Standards”). The Company plans to adopt ASU 2016-02 in the first quarter of fiscal year 2019 under the new transition method permitted by ASU 2018-11. This transition method allows an entity to initially apply the New Lease Standards at the adoption date, versus at the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company expects adoption will have a material effect on its consolidated financial statements due to the recognition of ROU assets and lease liabilities on the consolidated balance sheet. The Company continues to assess changes to its business processes, systems and controls to support accounting for leases under the new standard which includes implementation of its newly acquired global lease accounting system.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” (“ASU 2018-02”). ASU 2018-02 allows reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from H.R. 1 “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (the “2017 Federal Tax Act”). The effective date will be the first quarter of fiscal year 2019. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements,” (“ASU 2018-09”). ASU 2018-09 provides technical corrections, clarifications and other improvements across a variety of accounting topics. Certain amendments were applicable immediately while others provide transition guidance and are effective in the first quarter of fiscal year 2019. The guidance applicable immediately did not have a material impact on the Company's consolidated financial statements. The Company is evaluating the impact that adoption of amendments with transition guidance will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” (“ASU 2018-13”). ASU 2018-13 improves the effectiveness of fair value measurement disclosures by removing or modifying certain disclosure requirements and adding others. The effective date will be the first quarter of fiscal year 2020 and early adoption is permitted. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans,” (“ASU 2018-14”). ASU 2018-14 adds, removes and clarifies disclosure requirements related to defined benefit pension plans and other postretirement plans. The effective date will be the first quarter of fiscal year 2021 and early adoption is permitted. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangible-Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The effective date will be the first quarter of fiscal year 2020 and early adoption is permitted. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Nine Months Ended
September 30, 2018
Balance at beginning of period	$52.6
Accruals for warranties issued during the period	46.6
Changes in estimates	0.6
Settlements during the period	(42.3)
Foreign exchange effect/other	(2.4)
Balance at end of period	$55.1

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of ASC 820, “Fair Value Measurement and Disclosure” (“ASC 820”) include foreign exchange contracts, cross currency and commodity swaps and a debt conversion feature on a convertible promissory note discussed in Note J – “Derivative Financial Instruments” and debt discussed in Note L – “Long-term Obligations”. These instruments are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

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

The Company generates revenue through the sale of machines, parts and service, and extended warranties. Revenue from product sales is recorded when the performance obligation is fulfilled, usually at the time of shipment, at the net sales price (transaction price). Estimates of variable consideration, such as volume discounts and rebates, reduce transaction price when it is probable that a customer will attain these types of sales incentives. These estimates are primarily derived from contractual terms and historical experience. The Company elected to present revenue net of sales tax and other similar taxes and account for shipping and handling as activities to fulfill the promise to transfer goods rather than separate performance obligations. Payments are typically due either 30 or 60 days, depending on geography, following delivery of products or completion of services.

Revenue from extended warranties is recognized over time on a straight line basis because the customer benefits evenly from the extended warranty throughout the period; beginning upon expiration of the standard warranty and through end of the term. Revenue from services is recognized based on cost input method as the time and materials used in the repair portrays the most accurate depiction of completion of the performance obligation. During the nine months ended September 30, 2018, revenues generated from the sale of extended warranties and services were an immaterial portion of revenue.

The Company sells equipment subject to leases and related lease payments. Income from operating leases is recognized ratably over the lease term. Revenue from sales-type leases is recognized at the inception of the lease.

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

Business segment information is presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Sales
AWP	$634.2	$556.7	$2,024.2	$1,622.1
Cranes	301.2	301.9	950.5	869.6
MP	295.2	259.9	917.2	789.5
Corporate and Other / Eliminations	(2.1)	(7.3)	—	18.6
Total	$1,228.5	$1,111.2	$3,891.9	$3,299.8
Income (loss) from Operations
AWP	$72.8	$57.5	$234.6	$140.0
Cranes	(14.1)	(0.3)	(36.1)	(16.8)
MP	38.5	28.4	119.8	89.5
Corporate and Other / Eliminations	(25.3)	(19.7)	(71.7)	(73.8)
Total	$71.9	$65.9	$246.6	$138.9

	September 30, 2018	December 31, 2017
Identifiable Assets
AWP	$1,571.5	$1,358.5
Cranes	1,592.6	1,685.7
MP	1,254.2	1,219.5
Corporate and Other / Eliminations (1)	(1,078.9)	(801.2)
Total	$3,339.4	$3,462.5
(1) Decrease due to lower cash balances, primarily related to share repurchases during the first nine months of 2018.

	Three Months Ended September 30, 2018
	AWP	Cranes	MP	Corporate and Other / Eliminations	Total
Net Sales by Product Type
Aerial Work Platforms	$512.1	$—	$—	$0.4	$512.5
Mobile Cranes	—	165.5	—	2.2	167.7
Materials Processing Equipment	—	—	210.6	0.5	211.1
Other (1)	122.1	135.7	84.6	(5.2)	337.2
Total	$634.2	$301.2	$295.2	$(2.1)	$1,228.5
(1) Includes other product types, intercompany sales and eliminations.

	Nine Months Ended September 30, 2018
	AWP	Cranes	MP	Corporate and Other / Eliminations	Total
Net Sales by Product Type
Aerial Work Platforms	$1,707.1	$—	$—	$1.2	$1,708.3
Mobile Cranes	—	532.5	—	3.7	536.2
Materials Processing Equipment	—	—	632.8	1.3	634.1
Other (1)	317.1	418.0	284.4	(6.2)	1,013.3
Total	$2,024.2	$950.5	$917.2	$—	$3,891.9
(1) Includes other product types, intercompany sales and eliminations.

	Three Months Ended September 30, 2017
	AWP	Cranes	MP	Corporate and Other / Eliminations	Total
Net Sales by Product Type
Aerial Work Platforms	$458.2	$—	$—	$0.8	$459.0
Mobile Cranes	—	173.7	—	0.7	174.4
Materials Processing Equipment	—	—	174.5	(0.4)	174.1
Other (1)	98.5	128.2	85.4	(8.4)	303.7
Total	$556.7	$301.9	$259.9	$(7.3)	$1,111.2
(1) Includes other product types, intercompany sales and eliminations.

	Nine Months Ended September 30, 2017
	AWP	Cranes	MP	Corporate and Other / Eliminations	Total
Net Sales by Product Type
Aerial Work Platforms	$1,356.4	$—	$—	$1.9	$1,358.3
Mobile Cranes	—	491.8	—	1.5	493.3
Materials Processing Equipment	0.6	—	527.9	0.1	528.6
Other (1)	265.1	377.8	261.6	(18.1)	886.4
Compact Construction Equipment (2)	—	—	—	33.2	33.2
Total	$1,622.1	$869.6	$789.5	$18.6	$3,299.8
(1) Includes other product types, intercompany sales and eliminations.
(2) Remaining Compact Construction product lines divested in 2017.

	Three Months Ended September 30, 2018
	AWP	Cranes	MP	Corporate and Other / Eliminations	Total
Net Sales by Region
North America	$415.8	$150.6	$116.4	$15.3	$698.1
Western Europe	98.3	69.9	97.8	0.1	266.1
Asia-Pacific	74.9	42.5	48.3	0.3	166.0
Rest of World (1)	45.2	38.2	32.7	(17.8)	98.3
Total	$634.2	$301.2	$295.2	$(2.1)	$1,228.5
(1) Includes intercompany sales and eliminations.

	Nine Months Ended September 30, 2018
	AWP	Cranes	MP	Corporate and Other / Eliminations	Total
Net Sales by Region
North America	$1,276.0	$441.4	$387.2	$54.6	$2,159.2
Western Europe	447.9	201.3	276.6	0.5	926.3
Asia-Pacific	189.9	120.1	149.2	1.2	460.4
Rest of World (1)	110.4	187.7	104.2	(56.3)	346.0
Total	$2,024.2	$950.5	$917.2	$—	$3,891.9
(1) Includes intercompany sales and eliminations.

	Three Months Ended September 30, 2017
	AWP	Cranes	MP	Corporate and Other / Eliminations	Total
Net Sales by Region
North America	$331.2	$126.6	$118.4	$26.1	$602.3
Western Europe	105.7	77.1	68.9	—	251.7
Asia-Pacific	69.8	36.9	43.9	0.4	151.0
Rest of World (1)	50.0	61.3	28.7	(33.8)	106.2
Total	$556.7	$301.9	$259.9	$(7.3)	$1,111.2
(1) Includes intercompany sales and eliminations.

	Nine Months Ended September 30, 2017
	AWP	Cranes	MP	Corporate and Other / Eliminations	Total
Net Sales by Region
North America	$974.4	$373.7	$386.2	$74.8	$1,809.1
Western Europe	321.6	213.0	204.1	18.4	757.1
Asia-Pacific	191.0	117.7	111.7	11.9	432.3
Rest of World (1)	135.1	165.2	87.5	(86.5)	301.3
Total	$1,622.1	$869.6	$789.5	$18.6	$3,299.8
(1) Includes intercompany sales and eliminations.

NOTE C – INCOME TAXES

During the three months ended September 30, 2018, the Company recognized income tax expense of $12.3 million on income of $50.7 million, an effective tax rate of 24.3%, as compared to income tax expense of $0.1 million on income of $56.7 million, an effective tax rate of 0.2%, for the three months ended September 30, 2017. The higher effective tax rate for the three months ended September 30, 2018 is primarily due to low-taxed appreciation of Konecranes Plc, a Finnish public company limited by shares, (“Konecranes”) shares and favorable geographic mix of earnings in the three months ended September 30, 2017, partially offset by tax benefits from audit settlements and release of reserves for uncertain tax positions in the three months ended September 30, 2018.

During the nine months ended September 30, 2018, the Company recognized income tax expense of $52.6 million on income of $194.5 million, an effective tax rate of 27.0%, as compared to income tax benefit of $5.1 million on income of $86.6 million, an effective tax rate of (5.9)%, for the nine months ended September 30, 2017. The higher effective tax rate for the nine months ended September 30, 2018 is primarily due to low-taxed appreciation of Konecranes shares, a tax benefit for a non-U.S. interest deduction, and favorable geographic mix of earnings in the nine months ended September 30, 2017, when compared with the nine months ended September 30, 2018.

During the fourth quarter of 2017, the Company recorded provisional amounts for the effects of the 2017 Federal Tax Act pursuant to Staff Accounting Bulletin No. 118.  In the third quarter of 2018, the Company recorded measurement period adjustments that did not have a material effect on the Condensed Consolidated Financial Statements.  The Company will continue to update its calculations as additional information is obtained and analyzed, interpretations of law and assumptions are refined, and additional guidance is issued.  The Company will finalize the 2017 provisional amounts in the fourth quarter of 2018.

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

During the three months ended September 30, 2017, the Company sold 5.2 million Konecranes shares for proceeds of approximately $221 million and recorded a $3.4 million net gain on sale of shares which included a loss of $2.6 million attributable to foreign exchange rate changes. During the nine months ended September 30, 2017, the Company sold 19.6 million Konecranes shares for proceeds of approximately $770 million and recorded a $42.0 million net gain on sale of shares which included a gain of $41.6 million attributable to foreign exchange rate changes. The net gain is recorded as a component of Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

On March 23, 2017, Konecranes declared a dividend of €1.05 per share to holders of record as of March 27, 2017, which was paid on April 4, 2017. During the nine months ended September 30, 2017, the Company recognized dividend income of $13.5 million as a component of Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

Loss Contract

Related to the Disposition, the Company and Konecranes entered into an agreement for Konecranes to manufacture certain crane products on behalf of the Company for an original period of 12 months, which was subsequently amended for a total of 36 months on October 11, 2017. The Company recorded an expense of $6.3 million related to losses expected to be incurred over the original agreement’s life during the nine months ended September 30, 2017.

Gain (loss) on disposition of discontinued operations - net of tax (in millions):

	Three Months Ended
	September 30,
	2018				2017
	MHPS	Atlas	Other	Total	MHPS	Atlas	Total
Gain (loss) on disposition of discontinued operations	$(0.2)	$—	$—	$(0.2)	$2.8	$—	$2.8
(Provision for) benefit from income taxes	—	—	0.4	0.4	(0.2)	—	(0.2)
Gain (loss) on disposition of discontinued operations – net of tax	$(0.2)	$—	$0.4	$0.2	$2.6	$—	$2.6

	Nine Months Ended
	September 30,
	2018				2017
	MHPS	Atlas	Other	Total	MHPS	Atlas	Total
Gain (loss) on disposition of discontinued operations	$(0.8)	$3.2	$—	$2.4	$82.3	$3.5	$85.8
(Provision for) benefit from income taxes	0.1	(0.5)	2.8	2.4	(21.6)	(0.5)	(22.1)
Gain (loss) on disposition of discontinued operations – net of tax	$(0.7)	$2.7	$2.8	$4.8	$60.7	$3.0	$63.7

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income (loss) from continuing operations	$38.4	$56.6	$141.9	$91.7
Gain (loss) on disposition of discontinued operations–net of tax	0.2	2.6	4.8	63.7
Net income (loss)	$38.6	$59.2	$146.7	$155.4
Basic shares:
Weighted average shares outstanding	73.7	88.0	76.3	96.2
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$0.52	$0.64	$1.86	$0.96
Gain (loss) on disposition of discontinued operations–net of tax	—	0.03	0.06	0.66
Net income (loss)	$0.52	$0.67	$1.92	$1.62
Diluted shares:
Weighted average shares outstanding - basic	73.7	88.0	76.3	96.2
Effect of dilutive securities:
Restricted stock awards	1.4	2.0	1.6	1.9
Diluted weighted average shares outstanding	75.1	90.0	77.9	98.1
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$0.51	$0.63	$1.82	$0.93
Gain (loss) on disposition of discontinued operations–net of tax	—	0.03	0.06	0.65
Net income (loss)	$0.51	$0.66	$1.88	$1.58

Non-vested restricted stock awards granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average restricted stock awards of approximately 0.2 million and 0.1 million were outstanding during the three and nine months ended September 30, 2018, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. In 2017, these awards were not material.

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

The Company’s net finance receivable balances include both sales-type leases and commercial loans. Finance receivables that management intends to hold until maturity are stated at their outstanding unpaid principal balances, net of an allowance for loan losses as well as any deferred fees and costs. Finance receivables originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, on an individual asset basis. During the three and nine months ended September 30, 2018, the Company transferred finance receivables of $72.0 million and $228.1 million, respectively, to third party financial institutions, which qualified for sales treatment under ASC 860. During the three and nine months ended September 30, 2017, the Company transferred finance receivables of $60.5 million and $149.5 million, respectively, to third party financial institutions, which qualified for sales treatment under ASC 860. The Company had $16.6 million and $26.0 million of held for sale finance receivables recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheet at September 30, 2018 and December 31, 2017, respectively.

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

Finance receivables, net consisted of the following (in millions):

	September 30, 2018	December 31, 2017
Commercial loans	$119.9	$180.2
Sales-type leases	42.8	26.5
Total finance receivables, gross	162.7	206.7
Allowance for credit losses	(4.5)	(6.6)
Total finance receivables, net	$158.2	$200.1

Approximately $59 million and $84 million of finance receivables are recorded in Prepaid and other current assets and approximately $99 million and $116 million are recorded in Other assets in the Condensed Consolidated Balance Sheet at September 30, 2018 and December 31, 2017, respectively.

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

The following table presents an analysis of the allowance for credit losses (in millions):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$3.0	$1.5	$4.5	$5.9	$0.4	$6.3
Provision for credit losses	—	—	—	0.9	0.1	1.0
Charge offs	—	—	—	(0.2)	—	(0.2)
Balance, end of period	$3.0	$1.5	$4.5	$6.6	$0.5	$7.1

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$5.7	$0.9	$6.6	$5.9	$0.4	$6.3
Provision for credit losses	(1.6)	0.6	(1.0)	1.0	0.1	1.1
Charge offs	(1.1)	—	(1.1)	(0.3)	—	(0.3)
Balance, end of period	$3.0	$1.5	$4.5	$6.6	$0.5	$7.1

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

The following table presents individually impaired finance receivables (in millions):

	September 30, 2018			December 31, 2017
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Recorded investment	$1.5	$—	$1.5	$6.0	$—	$6.0
Related allowance	0.6	—	0.6	2.4	—	2.4
Average recorded investment	2.7	—	2.7	3.7	—	3.7

The average recorded investment for impaired finance receivables was $3.0 million for commercial loans at September 30, 2017. There were no impaired sales-type leases at September 30, 2017.

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in millions):

	September 30, 2018			December 31, 2017
Allowance for credit losses, ending balance:	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Individually evaluated for impairment	$0.6	$—	$0.6	$2.4	$—	$2.4
Collectively evaluated for impairment	2.4	1.5	3.9	3.3	0.9	4.2
Total allowance for credit losses	$3.0	$1.5	$4.5	$5.7	$0.9	$6.6

Finance receivables, ending balance:
Individually evaluated for impairment	$1.5	$—	$1.5	$6.0	$—	$6.0
Collectively evaluated for impairment	118.4	42.8	161.2	174.2	26.5	200.7
Total finance receivables	$119.9	$42.8	$162.7	$180.2	$26.5	$206.7

Accounts are considered delinquent when the billed periodic payments of the finance receivables exceed 30 days past the due date.

The following tables present analysis of aging of recorded investment in finance receivables (in millions):

	September 30, 2018
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$115.1	$2.6	$0.1	$2.1	$4.8	$119.9
Sales-type leases	42.8	—	—	—	—	42.8
Total finance receivables	$157.9	$2.6	$0.1	$2.1	$4.8	$162.7

	December 31, 2017
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$174.2	$2.1	$—	$3.9	$6.0	$180.2
Sales-type leases	26.5	—	—	—	—	26.5
Total finance receivables	$200.7	$2.1	$—	$3.9	$6.0	$206.7

Commercial loans in the amount of $5.5 million and $10.5 million were on non-accrual status as of September 30, 2018 and December 31, 2017, respectively. At September 30, 2018 and December 31, 2017, there were no sales-type leases on non-accrual status.

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

Finance receivables by risk rating (in millions):

Rating	September 30, 2018	December 31, 2017
Superior	$5.8	$3.3
Above Average	24.3	31.8
Average	31.9	73.1
Below Average	90.4	79.6
Sub Standard	10.3	18.9
Total	$162.7	$206.7

During the nine months ended September 30, 2018, the Company reduced its portfolio relative to 2017 by syndicating its finance receivables to financial institutions. The receivables sold were primarily rated Average. The Company believes the finance receivables retained, net of allowance for credit losses, are collectible.

NOTE G – INVENTORIES

Inventories consist of the following (in millions):

	September 30, 2018	December 31, 2017
Finished equipment	$448.2	$419.6
Replacement parts	163.8	163.3
Work-in-process	212.1	165.6
Raw materials and supplies	288.2	221.1
Inventories	$1,112.3	$969.6

Reserves for lower of cost or net realizable value and excess and obsolete inventory were $81.4 million and $85.8 million at September 30, 2018 and December 31, 2017, respectively.

NOTE H – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	September 30, 2018	December 31, 2017
Property	$48.1	$43.3
Plant	175.8	144.7
Equipment	473.8	479.3
Property, plant and equipment – gross	697.7	667.3
Less: Accumulated depreciation	(367.0)	(356.3)
Property, plant and equipment – net	$330.7	$311.0

NOTE I – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	Cranes	MP	Total
Balance at December 31, 2017, gross	$140.2	$179.3	$195.2	$514.7
Accumulated impairment	(38.6)	(179.3)	(23.2)	(241.1)
Balance at December 31, 2017, net	101.6	—	172.0	273.6
Foreign exchange effect and other	(0.7)	—	(4.8)	(5.5)
Balance at September 30, 2018, gross	139.5	179.3	190.4	509.2
Accumulated impairment	(38.6)	(179.3)	(23.2)	(241.1)
Balance at September 30, 2018, net	$100.9	$—	$167.2	$268.1

Intangible assets, net were comprised of the following (in millions):

		September 30, 2018			December 31, 2017
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$18.2	$(17.4)	$0.8	$18.8	$(17.8)	$1.0
Customer Relationships	20	32.8	(28.7)	4.1	33.2	(28.3)	4.9
Land Use Rights	81	4.3	(0.6)	3.7	4.8	(0.6)	4.2
Other	8	26.4	(23.1)	3.3	26.5	(22.8)	3.7
Total definite-lived intangible assets		$81.7	$(69.8)	$11.9	$83.3	$(69.5)	$13.8

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Aggregate Amortization Expense	$0.5	$0.5	$1.5	$1.5

Estimated aggregate intangible asset amortization expense (in millions) for each of the next five years below is:

2018	$2.0
2019	$1.7
2020	$1.7
2021	$1.6
2022	$1.4

NOTE J – DERIVATIVE FINANCIAL INSTRUMENTS

The Company operates internationally, with manufacturing and sales facilities in various locations around the world. In the normal course of business, the Company primarily uses cash flow derivatives to manage foreign currency and price risk exposures on third party and intercompany forecasted transactions.  For a derivative to qualify for hedge accounting treatment at inception and throughout the hedge period, the Company formally documents the nature and relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions, and method of assessing hedge effectiveness.  Additionally, for hedges of forecasted transactions, significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur.  If it is deemed probable the forecasted transaction will not occur, then the gain or loss would be recognized in current earnings.  Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged.  The Company does not engage in trading or other speculative use of financial instruments. The Company records all derivative contracts at fair value on a recurring basis. The Company’s derivative financial instruments are categorized under the ASC 820 hierarchy, see Note A - “Basis of Presentation,” for an explanation of the hierarchy.

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with recognized assets or liabilities or forecasted transactions due to changing currency exchange rates.  Primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar. These foreign exchange contracts are designated as cash flow hedging instruments. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Most of the foreign exchange contracts outstanding as of September 30, 2018 mature on or before September 30, 2019.  At September 30, 2018 and December 31, 2017, the Company had $313.9 million and $313.4 million notional amount, respectively, of foreign exchange contracts outstanding that were designated as cash flow hedge contracts. For effective hedging instruments, unrealized gains and losses associated with foreign exchange contracts are deferred as a component of Accumulated other comprehensive income (loss) (“AOCI”) until the underlying hedged transactions settle and are reclassified to Cost of goods sold (“COGS”) in the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss).

Certain foreign exchange contracts entered into by the Company have not been designated as hedging instruments to mitigate its exposure to changes in foreign currency exchange rates on third party forecasted transactions and recognized assets and liabilities. The Company had $59.8 million and $113.2 million notional amount of foreign exchange contracts outstanding that were not designated as hedging instruments at September 30, 2018 and December 31, 2017, respectively.  The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments were offset by changes in the underlying hedged items, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments were recognized as gains or losses in Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

Other

Other derivatives designated as cash flow hedging instruments include cross currency and commodity swaps with notional amounts of $46.4 million and $16.1 million at September 30, 2018, respectively. The notional amount of cross currency swaps was $48.0 million at December 31, 2017. The Company uses cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates and commodity swaps to mitigate price risk for hot rolled coil steel (“HRC”). Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Fair values of commodity swaps are determined using unadjusted market prices for HRC. Changes in the fair value of our cross currency and commodity swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the underlying hedged item is re-measured. Gains or losses on commodity swaps are reclassified to COGS in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the hedged transaction affects earnings.

Other derivatives not designated as hedging instruments include a debt conversion feature on a convertible promissory note held by the Company for which changes in fair value are recorded in Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

		September 30, 2018		December 31, 2017
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$1.9	$—	$5.8	$0.3
Cross currency swaps	Other current assets	0.7	—	0.7	—
Debt conversion feature	Other assets	—	1.2	—	1.5
Foreign exchange contracts	Other current liabilities	(5.8)	(0.7)	(1.6)	—
Cross currency swaps	Other non-current liabilities	(4.5)	—	(5.3)	—
Net derivative asset (liability)		$(7.7)	$0.5	$(0.4)	$1.8
(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income
Instrument	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Income Statement Account	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Foreign exchange contracts	$0.3	$(6.5)	Cost of goods sold	$(1.6)	$0.6
Cross currency swaps	(0.2)	(0.7)	Other income (expense) - net	0.3	1.6
Total	$0.1	$(7.2)	Total	$(1.3)	$2.2

Gain (Loss) Recognized on Derivatives in OCI, net of tax:
Instrument	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Foreign exchange contracts	$(0.9)	$4.6
Cross currency swaps	(0.2)	(0.2)
Total	$(1.1)	$4.4

Gain (Loss) Reclassified from AOCI into Income (Effective):
Income Statement Account	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Cost of goods sold	$2.5	$1.0
Other income (expense) – net	(1.6)	(2.3)
Total	$0.9	$(1.3)

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Classification and amount of Gain or Loss Recognized in Income
	Cost of goods sold		Other income (expense) - net
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Income Statement Accounts in which effects of cash flow hedges are recorded	$(995.7)	$(3,148.9)	$(4.4)	$(5.8)
Gain (Loss) Reclassified from AOCI into Income:
Foreign exchange contracts	(1.6)	0.6	—	—
Cross currency swaps	—	—	0.3	1.6
Total	$(1.6)	$0.6	$0.3	$1.6

Gain (Loss) Recognized on Derivatives (Ineffective) in Income :
Income Statement Account	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Cost of goods sold	$0.8	$1.6
Other income (expense) – net	0.3	0.2
Total	$1.1	$1.8

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives outstanding at the end of the period in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

		Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	Income Statement Account	2018	2017	2018	2017
Foreign exchange contracts	Other income (expense) – net	$(0.7)	$0.7	$(0.9)	$(1.4)
Debt conversion feature	Other income (expense) – net	(1.0)	0.5	(0.3)	0.3
	Total	$(1.7)	$1.2	$(1.2)	$(1.1)

In the Condensed Consolidated Statement of Comprehensive Income (Loss), the Company records hedging activity related to foreign exchange contracts, cross currency and commodity swaps and the debt conversion feature in the accounts for which the hedged items are recorded.  On the Condensed Consolidated Statement of Cash Flows, the Company presents cash flows from hedging activities in the same manner as it records the underlying item being hedged.

Counterparties to the Company’s derivative financial instruments are major financial institutions and commodity trading companies with credit ratings of investment grade or better and no collateral is required.  There are no significant risk concentrations.  Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is unlikely and any losses would be immaterial.

See Note O - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within the unrealized net gains (losses) included in AOCI as of September 30, 2018, it is estimated that $2.7 million of losses are expected to be reclassified into earnings in the next twelve months.

NOTE K – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions. From time to time, the Company may initiate certain restructuring programs to better utilize its workforce and optimize facility utilization to match demand for its products.

Restructuring

During 2016, the Company established restructuring programs in its Cranes segment to transfer production between existing facilities and close certain facilities in order to maximize labor efficiencies and reduce overhead costs. The programs are expected to cost $57.4 million, result in the reduction of approximately 550 team members and be completed in 2020.

The following table provides information for all restructuring activities by segment regarding the amount of expense (income) incurred during the nine months ended September 30, 2018, the cumulative amount of expenses incurred since inception of the programs through September 30, 2018, and the total amount expected to be incurred (in millions):

	Amount incurred during the nine months ended September 30, 2018	Cumulative amount incurred through September 30, 2018	Total amount expected to be incurred
AWP	$—	$0.2	$0.2
Cranes	(3.7)	57.4	57.4
MP	—	0.1	0.1
Corp & Other	0.9	3.0	3.0
Total	$(2.8)	$60.7	$60.7

The following table provides information by type of restructuring activity with respect to the amount of expense (income) incurred during the nine months ended September 30, 2018, the cumulative amount of expenses incurred since inception of the programs and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred during the nine months ended September 30, 2018	$(4.7)	$1.9	$—	$(2.8)
Cumulative amount incurred through September 30, 2018	$40.9	$7.0	$12.8	$60.7
Total amount expected to be incurred	$40.9	$7.0	$12.8	$60.7

During the nine months ended September 30, 2018, restructuring charges (reductions) of ($2.3) million and $(0.5) million, were included in COGS and SG&A, respectively. During the nine months ended September 30, 2017, restructuring charges (reductions) of $(1.2) million and $2.5 million were included in COGS and SG&A, respectively.

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the nine months ended September 30, 2018 (in millions):

Employee Termination Costs
Restructuring reserve at December 31, 2017	$29.7
Restructuring reserve increase (decrease)	(4.7)
Cash expenditures	(9.5)
Foreign exchange	(0.4)
Restructuring reserve at September 30, 2018	$15.1

Other Charges

During the nine months ended September 30, 2018, the Company recorded $0.5 million and $3.0 million as components of COGS and SG&A, respectively, for severance charges across all segments and corporate functions. During the nine months ended September 30, 2017, the Company recorded a $17.8 million reduction to COGS, primarily due to the decrease in severance accruals for our Cranes segment established in the fourth quarter of 2016 as production volumes were expected to exceed earlier forecasts requiring us to maintain a higher headcount. During the nine months ended September 30, 2017, the Company recorded $4.7 million as a component of SG&A for severance charges across all segments and corporate functions.

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

On August 17, 2017, the Company entered into an Incremental Assumption Agreement and Amendment No. 1 to the 2017 Credit Agreement which lowered the interest rate on the Company’s Term Loan by 25 basis points. On February 28, 2018, the Company entered into an Incremental Assumption Agreement and Amendment No. 2 (“Amendment No. 2”) to the 2017 Credit Agreement which lowered the interest rate on the Company’s Term Loan by an additional 25 basis points. The Term Loan portion of the 2017 Credit Agreement bears interest at a rate of London Interbank Offered Rate (“LIBOR”) plus 2.00% with a 0.75% LIBOR floor. On April 10, 2018, the Company entered into an Incremental Revolving Credit Assumption Agreement to the 2017 Credit Agreement which increased the size of the revolving line of credit from $450 million to $600 million available through January 31, 2022. The 2017 Credit Agreement allows unlimited incremental commitments, which may be extended at the option of the existing or new lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, with incremental amounts in excess of $300 million as long as the Company satisfies a senior secured leverage ratio contained in the 2017 Credit Agreement.

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

During the nine months ended September 30, 2018, the Company recorded a loss on early extinguishment of debt related to Amendment No. 2 to the 2017 Credit Agreement of approximately $0.7 million.

As of September 30, 2018 and December 31, 2017, the Company had $392.4 million and $395.1 million, net of discount, respectively, in the Term Loan outstanding under the 2017 Credit Agreement. The weighted average interest rate on the Term Loan at September 30, 2018 and December 31, 2017 was 4.29% and 3.94%, respectively. The Company had $150.3 million revolving credit amounts outstanding as of September 30, 2018. The weighted average interest rate on the revolving credit amounts at September 30, 2018 was 4.63%. The Company had no revolving credit amounts outstanding as of December 31, 2017.

The 2017 Credit Agreement incorporates facilities for issuance of letters of credit up to $400 million.  Letters of credit issued under the 2017 Credit Agreement letter of credit facility decrease availability under the revolving line of credit (which was increased to $600 million on April 10, 2018).  As of September 30, 2018 and December 31, 2017, the Company had no letters of credit issued under the 2017 Credit Agreement.  The 2017 Credit Agreement also permits the Company to have additional letter of credit facilities up to $300 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving lines of credit. The Company had letters of credit issued under the additional letter of credit facilities of the 2017 Credit Agreement that totaled $33.6 million and $34.3 million as of September 30, 2018 and December 31, 2017, respectively.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2017 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $28.3 million and $23.1 million as of September 30, 2018 and December 31, 2017, respectively.

In total, as of September 30, 2018 and December 31, 2017, the Company had letters of credit outstanding of $61.9 million and $57.4 million, respectively. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet and guaranteeing the Company’s performance under contracts.

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

2014 Credit Agreement

On August 13, 2014, the Company entered into a credit agreement (as amended, the “2014 Credit Agreement”), with the lenders party thereto and CSAG, as administrative agent and collateral agent. The 2014 Credit Agreement provided the Company with a senior secured revolving line of credit of up to $600 million that was available through August 13, 2019, a $230.0 million senior secured term loan and a €200.0 million senior secured term loan.

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

Fair Value of Debt

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of September 30, 2018, as follows (in millions, except for quotes):

	Book Value	Quote	FV
5-5/8% Notes	$600.0	$0.99000	$594
2017 Credit Agreement Term Loan (net of discount)	$392.4	$1.00668	$395

The fair value of debt reported in the table above is based on price quotations on the debt instrument in an active market and therefore categorized under Level 1 of the ASC 820 hierarchy. See Note A – “Basis of Presentation,” for an explanation of ASC 820 hierarchy. The Company believes that the carrying value of its other borrowings, including amounts outstanding, if any, for the revolving credit line under the 2017 Credit Agreement approximate fair market value based on maturities for debt of similar terms. Fair value of these other borrowings are categorized under Level 2 of the ASC 820 hierarchy.

NOTE M – RETIREMENT PLANS AND OTHER BENEFITS

The Company maintains defined benefit plans in the United States, France, Germany, India, Switzerland and the United Kingdom for some of its subsidiaries, including a nonqualified Supplemental Executive Retirement Plan (“DB SERP”) in the United States. In Italy, there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination. The Company also has several programs that provide postemployment benefits, including health and life insurance benefits, to certain former salaried and hourly employees. Information regarding the Company’s plans, including the DB SERP, is as follows (in millions):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2018			2017			2018			2017
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$0.1	$0.7	$—	$0.2	$0.7	$—	$0.3	$2.1	$—	$0.5	$2.1	$—
Interest cost	1.5	1.1	—	1.7	1.2	—	4.4	3.6	0.1	4.9	3.7	0.1
Expected return on plan assets	(2.0)	(1.2)	—	(2.0)	(1.3)	—	(6.0)	(3.9)	—	(5.9)	(3.7)	—
Amortization of actuarial loss	1.0	0.8	0.1	1.1	1.0	—	3.1	2.5	0.1	3.4	2.6	—
Other costs	—	—	—	—	—	—	—	0.2	—	—	—	—
Net periodic cost	$0.6	$1.4	$0.1	$1.0	$1.6	$—	$1.8	$4.5	$0.2	$2.9	$4.7	$0.1

Components of Net periodic cost other than the Service cost component are included in Other income (expense) - Net in the Condensed Consolidated Statement of Comprehensive Income (Loss). The Service cost component is included in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period.

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

On March 31, 2018, the securities lawsuit was dismissed against all of the named defendants except Mr. Riordan and Terex. In addition, certain claims were also narrowed. However, as all claims against Mr. Riordan were not dismissed, the case will continue against both Mr. Riordan and as a result Terex as well. The Company believes that the remaining allegations in the securities suit and allegations in the stockholder derivative claim are without merit, and Terex and the named executive will vigorously defend against them. The Company believes that it has acted, and continues to act, in compliance with federal securities laws and Delaware law with respect to these matters. However, the outcome of the lawsuits cannot be predicted and, if determined adversely, could ultimately result in the Company incurring significant liabilities.

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

As of September 30, 2018 and December 31, 2017, the Company’s maximum exposure to such credit guarantees was $55.5 million and $49.2 million, respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. Maximum exposure for residual value guarantees issued by the Company totaled $3.1 million and $4.2 million as of September 30, 2018 and December 31, 2017, respectively. The Company is generally able to mitigate a portion of risk associated with these guarantees because the maturity of guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $4 million as of September 30, 2018 and December 31, 2017, respectively, for estimated fair value of all guarantees provided.

There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

NOTE O – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three and nine months ended September 30, 2018 and 2017. All amounts are net of tax (in millions).

	Three Months Ended September 30, 2018					Three Months Ended September 30, 2017
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(187.8)	$(5.2)	$0.7	$(95.9)	$(288.2)	$(190.3)	$3.1	$1.3	$(107.7)	$(293.6)
Other comprehensive income (loss) before reclassifications	(18.1)	(1.0)	0.4	0.7	(18.0)	32.4	(0.1)	2.4	(2.0)	32.7
Amounts reclassified from AOCI	(0.7)	1.1	—	1.5	1.9	(1.2)	(1.0)	—	1.5	(0.7)
Net Other Comprehensive Income (Loss)	(18.8)	0.1	0.4	2.2	(16.1)	31.2	(1.1)	2.4	(0.5)	32.0
Ending balance	$(206.6)	$(5.1)	$1.1	$(93.7)	$(304.3)	$(159.1)	$2.0	$3.7	$(108.2)	$(261.6)

	Nine Months Ended September 30, 2018					Nine Months Ended September 30, 2017
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA (1)	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj. (2)	Total
Beginning balance	$(144.7)	$2.1	$4.3	$(101.2)	$(239.5)	$(615.3)	$(2.4)	$0.6	$(162.3)	$(779.4)
Other comprehensive income (loss) before reclassifications	(61.2)	(5.7)	(3.2)	3.0	(67.1)	100.4	3.7	3.0	(5.5)	101.6
Amounts reclassified from AOCI	(0.7)	(1.5)	—	4.5	2.3	355.8	0.7	0.1	59.6	416.2
Net Other Comprehensive Income (Loss)	(61.9)	(7.2)	(3.2)	7.5	(64.8)	456.2	4.4	3.1	54.1	517.8
Ending balance	$(206.6)	$(5.1)	$1.1	$(93.7)	$(304.3)	$(159.1)	$2.0	$3.7	$(108.2)	$(261.6)

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

Stock-Based Compensation

During the nine months ended September 30, 2018, the Company awarded 1.0 million shares of restricted stock to its employees with a weighted average grant date fair value of $40.25 per share.  Approximately 62% of these awards are time-based and vest ratably on each of the first three anniversary dates. Approximately 25% cliff vest at the end of a three year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 13% cliff vest and are based on performance targets containing a market condition determined over a three year period. The Company used the Monte Carlo method to determine grant date fair value of $41.57 per share for the awards with a market condition granted on March 8, 2018.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.  The following table presents the weighted-average assumptions used in the valuation:

Grant date
March 8, 2018
Dividend yields	1.00%
Expected volatility	40.41%
Risk free interest rate	2.38%
Expected life (in years)	3

Share Repurchases and Dividends

In February 2015, the Company announced authorization by its Board of Directors for the repurchase of up to $200 million of the Company’s outstanding shares of common stock of which approximately $131 million of this authorization was utilized prior to January 1, 2017. In February 2017, the Company announced authorization by its Board of Directors for the repurchase of up to an additional $350 million of the Company’s outstanding shares of common stock. In May 2017, the Company announced the completion of the February 2015 and February 2017 authorizations and the Company’s Board of Directors had authorized the repurchase of up to an additional $280 million of the Company’s outstanding shares of common stock. In September 2017, the Company announced the completion of the May 2017 authorization and the Company’s Board of Directors authorized a repurchase of up to an additional $225 million of the Company’s outstanding shares of common stock. In February 2018, the Company announced authorization by its Board of Directors for the repurchase of up to an additional $325 million of the Company’s outstanding shares of common stock. During the nine months ended September 30, 2018, the Company repurchased 8.0 million shares for $325 million. In July 2018, the Company announced the completion of the February 2018 authorization and the Company’s Board of Directors authorized the repurchase of up to an additional $300 million of the Company’s outstanding shares of common stock. In each of the first three quarters of 2018, the Company’s Board of Directors declared a dividend of $0.10 per share, which was paid to its shareholders. In October 2018, the Company’s Board of Directors declared a dividend of $0.10 per share which will be paid on December 19, 2018.

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

As changes in foreign currency exchange rates have a non-operating impact on our financial results, we believe excluding effects of these changes assists in assessment of our business results between periods. We calculate the translation effect of foreign currency exchange rate changes by translating current period results at rates that the comparable prior periods were translated at to isolate the foreign exchange component of the fluctuation from the operational component. Similarly, impact of changes in our results from acquisitions and divestitures that were not included in comparable prior periods may be subtracted from the absolute change in results to allow for better comparability of results between periods.

We calculate a non-GAAP measure of free cash flow. We define free cash flow as Net cash provided by (used in) operating activities, plus (minus) increases (decreases) in Terex Financial Services finance receivables consisting of sales-type leases and commercial loans (“TFS Assets”), less Capital expenditures (excluding acquisition of our Northern Ireland properties). We believe this measure of free cash flow provides management and investors further useful information on cash generation or use in our primary operations.

We discuss forward looking information related to expected earnings per share (“EPS”) excluding restructuring charges and other items. Our 2018 outlook for earnings per share is a non-GAAP financial measure because it excludes items such as restructuring and other related charges, transformation costs, impact of the release of tax valuation allowances, gains and losses on divestitures and other unusual items such as the impact of H.R. 1 “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (the “2017 Federal Tax Act”). The Company is not able to reconcile these forward-looking non-GAAP financial measures to their most directly comparable forward-looking GAAP financial measures without unreasonable efforts because the Company is unable to predict with a reasonable degree of certainty the exact timing and impact of such items. The unavailable information could have a significant impact on the Company’s full-year 2018 GAAP financial results. Adjusted EPS provides guidance to investors about our EPS expectations excluding restructuring and other charges that we do not believe are reflective of our ongoing operations.

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

Overview

Focus, Simplify and Execute to Win are the three pillars of our business strategy. We remain committed to Simplifying the Company and deploying our Execute to Win business system. We are taking action to simplify both the manufacturing and administrative sides of the business. The new Utilities manufacturing center we are building in Watertown, South Dakota and the implementation of a new performance management system by our finance team are excellent examples of the actions we are taking. We continue to invest in our Execute to Win business system, which remains focused on enhancing our capabilities in Commercial Excellence, Parts and Lifecycle Solutions and Strategic Sourcing. We are seeing benefits from Commercial Excellence in our performance. We are executing plans in Strategic Sourcing and Parts and Lifecycle Solutions designed to significantly improve future performance. Although we need to transition a greater than expected amount of our materials to new suppliers to generate savings, the anticipated savings for Strategic Sourcing is in line with our objectives.
Global demand for our products continues to grow. We increased sales, operating margin and backlog in AWP and MP. However, Cranes’ performance continued to be negatively impacted by operational challenges. AWP increased sales and improved its operating margin in the third quarter as compared to the prior year. MP continued to execute well improving both sales and income from operations in the third quarter as compared to the prior year. In Cranes we resolved many of our supply chain challenges as the quarter progressed, however shortages did impact production and deliveries, leading to lower revenue and margins than we expected. Overall, we see positive momentum in our backlog (firm orders expected to be filled within one year) for our segments, which was up 41% year-over-year, excluding Corporate and Other.
Our AWP segment’s third quarter 2018 results included continued strong net sales driven by growth in North America. Operating margins improved primarily due to production efficiencies which more than offset material cost headwinds. Global customer demand remains strong. AWP bookings grew by 50% in the quarter and our backlog is up 48% on a year-over-year basis, reflecting continued strong global demand for our AWP products. We expect margins improvement for the full year 2018 versus 2017 on the incremental sales volume although higher material costs and to a lesser extent foreign exchange rates are anticipated to be headwinds.
Even though our Cranes segment made progress addressing its supply chain challenges in the quarter, it was not as much as we expected. As a result of production and delivery issues, we were not able to recognize approximately $30 million of revenue that was planned for the third quarter. This, along with material cost headwinds and factory under-absorption, led to approximately $8 million of lost margin. Global crane markets were fairly stable with pockets of growth as expected. Oil prices are stimulating modest demand increases in North America and the Middle East. The global market for large crawler cranes remains soft, although the new Demag all terrain cranes continue to generate demand. Our Utilities business is a consistent performer in a relatively stable market environment and our tower crane business continues to grow and execute well. Based on our growing backlog and operational improvements, we expect to be breakeven or generate a small operating profit in the fourth quarter.
Our MP segment had another excellent quarter, with its operating profit improving on increased net sales. Growth was driven by our mobile crushing and screening and scrap material handling product lines. Broad-based economic growth, construction activity and aggregate consumption continue to be primary drivers of demand for our crushing and screening equipment. We are encouraged by our backlog for the segment, which is up 72% compared to prior year. We expect margins to improve for the full year 2018 versus 2017 on incremental sales volume, although higher input costs are a potential headwind.
Geographically, our largest market is North America, which represents approximately 55% of our global sales in continuing operations. Our sales grew globally, with sales up by double digit percentages in both North America and Asia Pacific. Sales were also up in Western Europe and declined in Latin America.
We continued to execute our disciplined capital allocation strategy in the third quarter of 2018. We are making strategic investments in our businesses. We believe investing in growth opportunities designed to return significantly more than our cost of capital is an excellent use of cash. We also continued to invest in our Transformation priority areas that underpin our long-term improvement plans. In July 2018, our Board of Directors authorized the repurchase of up to an additional $300 million of Terex stock. The timing of share repurchases will be based on available liquidity, cash flows, general market conditions and compliance with covenants in our debt agreements.

An important development earlier in 2018 was the announcement of the Section 232 tariffs on steel imports into the United States. Steel prices had been trending up and market prices and futures prices for steel have risen dramatically since the beginning of 2018. We addressed the significant increase in steel prices by implementing surcharges on product lines that were impacted by these increases. We are working closely with our customers, being open and transparent, to share increases equitably with them. Another significant change in market dynamics is the implementation of tariffs on certain Chinese imports beginning in early July 2018. These developments contributed to increased material costs in the third quarter of 2018. See Item 3 - “Quantitative and Qualitative Disclosure About Market Risk - Commodities Risk” for more information on our commodities risks and the impact of tariffs on us. While our global markets remain strong, we are updating our full year guidance to reflect our third quarter results, our updated production plan in Cranes, higher input costs, including tariffs, and anticipated foreign exchange headwinds. We now expect 2018 earnings per share (“EPS”) to be between $2.60 and $2.70, excluding restructuring and other unusual items and any additional share repurchases, on net sales of approximately $5.1 billion.

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

Terex management and Board of Directors use ROIC as one measure to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Terex Corporation stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at September 30, 2018 was 15.7%.

Amounts described below are reported in millions of U.S. dollars, except for the annualized effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Sep '18	Jun '18	Mar '18	Dec '17	Sep '17
Annualized effective tax rate, as adjusted	23.0%	23.0%	23.0%	26.9%
Income (loss) from operations as adjusted	$83.6	$116.1	$71.2	$45.6
Multiplied by: 1 minus Effective tax rate	77.0%	77.0%	77.0%	73.1%
Adjusted net operating income (loss) after tax	$64.4	$89.4	$54.8	$33.3
Debt as defined above	$1,133.4	$1,094.2	$1,083.0	$984.8	$984.9
Less: Cash and cash equivalents as adjusted	(329.5)	(377.1)	(451.4)	(630.1)	(595.7)
Debt less Cash and cash equivalents as adjusted	803.9	717.1	631.6	354.7	389.2
Total Terex Corporation stockholders’ equity as adjusted	848.5	805.4	930.1	1,046.8	1,162.2
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$1,652.4	$1,522.5	$1,561.7	$1,401.5	$1,551.4

September 30, 2018 ROIC	15.7%
NOPAT as adjusted (last 4 quarters)	$241.9
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$1,537.9

	Three months ended 9/30/18	Three months ended 6/30/18	Three months ended 3/31/18	Three months ended 12/31/17
Reconciliation of income (loss) from operations:
Income (loss) from operations, as reported	$71.9	$103.4	$71.3	$41.0
Adjustments:
Deal related	—	—	—	7.1
Restructuring and related	2.6	6.9	(2.2)	(7.8)
Transformation	10.0	7.8	7.3	9.8
Other	—	—	(2.8)	—
(Income) loss from TFS	(0.9)	(2.0)	(2.4)	(4.5)
Income (loss) from operations as adjusted	$83.6	$116.1	$71.2	$45.6

	As of 9/30/18	As of 6/30/18	As of 3/31/18	As of 12/31/17	As of 9/30/17
Reconciliation of Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$326.0	$373.6	$447.9	$626.5	$592.7
Cash and cash equivalents - assets held for sale	3.5	3.5	3.5	3.6	3.0
Cash and cash equivalents, as adjusted	$329.5	$377.1	$451.4	$630.1	$595.7

Debt as defined above	$1,133.4	$1,094.2	$1,083.0	$984.8	$984.9

Reconciliation of Terex Corporation stockholders’ equity:
Terex Corporation stockholders’ equity as reported	$974.1	$947.6	$1,078.4	$1,222.0	$1,379.7
TFS Assets	(149.0)	(154.0)	(152.0)	(181.7)	(220.5)
Effects of adjustments, net of tax:
Deal related	3.0	3.0	3.0	3.0	(2.3)
Restructuring and related	(1.2)	(3.2)	(8.0)	(6.3)	(0.6)
Transformation	33.2	25.5	19.5	13.9	6.7
Extinguishment of debt	1.0	1.0	1.0	0.5	0.5
Other	(4.0)	(6.6)	(5.4)	—	—
(Income) loss from TFS	(8.6)	(7.9)	(6.4)	(4.6)	(1.3)
Terex Corporation stockholders’ equity as adjusted	$848.5	$805.4	$930.1	$1,046.8	$1,162.2

Nine Months Ended September 30, 2018	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$194.5	$(52.6)	27.0%
Effect of adjustments:
Restructuring and related	6.7	(1.3)
Transformation	25.1	(4.0)
Extinguishment of debt	0.7	(0.1)
Other	(5.1)	0.8
Tax related	—	6.2
As adjusted	$221.9	$(51.0)	23.0%

Year Ended December 31, 2017	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$112.0	$(52.0)	46.4%
Effect of adjustments:
Deal related	(20.9)	(11.3)
Restructuring and related	(12.2)	(0.5)
Transformation	45.2	(10.1)
Extinguishment of debt	53.1	(19.0)
Asset impairment	(1.6)	0.6
Tax related	—	(5.3)
2017 Federal Tax Act	—	50.4
As adjusted	$175.6	$(47.2)	26.9%

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

Consolidated

	Three Months Ended September 30,
	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,228.5	—	$1,111.2	—	10.6%
Gross profit	$232.8	18.9%	$219.0	19.7%	6.3%
SG&A	$160.9	13.1%	$153.1	13.8%	5.1%
Income (loss) from operations	$71.9	5.9%	$65.9	5.9%	9.1%

Net sales for the three months ended September 30, 2018 increased $117.3 million when compared to the same period in 2017. The increase in net sales was primarily due to higher demand for equipment in our AWP and MP segments. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately $6 million.

Gross profit for the three months ended September 30, 2018 increased $13.8 million when compared to the same period in 2017. The increase was primarily due to higher sales and production volume in our AWP and MP segments, partially offset by higher material costs in all segments, supply chain challenges in our mobile cranes operations and the negative impact of foreign exchange rate changes primarily in Corporate.

SG&A costs for the three months ended September 30, 2018 increased $7.8 million when compared to the same period in 2017.  The increase was primarily due to increased variable expenses related to higher sales in our AWP and MP segments.

Income from operations for the three months ended September 30, 2018 increased $6.0 million when compared to the same period in 2017.  The increase was primarily due to higher sales and production volume in our AWP and MP segments, partially offset by increased material costs across all segments, supply chain challenges in our mobile cranes operations and the negative effects of exchange rate changes.

Aerial Work Platforms

	Three Months Ended September 30,
	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$634.2	—	$556.7	—	13.9%
Income from operations	$72.8	11.5%	$57.5	10.3%	26.6%

Net sales for the AWP segment for the three months ended September 30, 2018 increased $77.5 million when compared to the same period in 2017 primarily due to higher broad-based demand for aerial equipment and telehandlers primarily in North America from a combination of fleet replacement and growth in rental fleets due to improving rental utilization rates.

Income from operations for the three months ended September 30, 2018 increased $15.3 million when compared to the same period in 2017.  The increase was primarily due to increased sales volume and improved factory utilization, partially offset by increased material costs and higher selling and administrative costs associated with increased sales.

Cranes

	Three Months Ended September 30,
	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$301.2	—	$301.9	—	(0.2)%
(Loss) income from operations	$(14.1)	(4.7)%	$(0.3)	(0.1)%	*
* - Not a meaningful percentage

Net sales for the Cranes segment for the three months ended September 30, 2018 when compared to the same period in 2017 were flat with higher demand for tower cranes in North America and Asia and utility equipment, offset by lower used equipment sales and negative effects of foreign exchange rate changes, particularly in Europe, of approximately $4 million.

Loss from operations for the three months ended September 30, 2018 increased $13.8 million compared to the same period in 2017. The increase was primarily due to supply chain challenges in our mobile cranes operations, material cost increases and lower warranty expense in the prior year period related to supplier recoveries, partially offset by a favorable change in our sales mix.

Materials Processing

	Three Months Ended September 30,
	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$295.2	—	$259.9	—	13.6%
Income from operations	$38.5	13.0%	$28.4	10.9%	35.6%

Net sales for the MP segment for the three months ended September 30, 2018 increased $35.3 million when compared to the same period in 2017, primarily due to higher demand for mobile crushing and screening equipment and parts as a result of broad-based economic growth, construction activity and aggregate consumption and material handlers from a stronger scrap market, partially offset by lower demand for concrete mixer trucks in North America due to emission regulations associated with sales of refurbished trucks. Net sales were negatively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $3 million.

Income from operations for the three months ended September 30, 2018 increased $10.1 million when compared to the same period in 2017, primarily due to increased sales and production volume, partially offset by higher selling and administrative costs associated with increased net sales.

Corporate and Other / Eliminations

	Three Months Ended September 30,
	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(2.1)	—	$(7.3)	—	71.2%
Loss from operations	$(25.3)	*	$(19.7)	*	(28.4)%
* - Not a meaningful percentage

Net sales amounts in 2018 include on-book financing of TFS and elimination of intercompany sales activity among segments while net sales in 2017 included sales in various construction equipment product lines. The net sales increase is primarily attributable to approximately $20 million related to lower intercompany sales eliminations and increased TFS revenue from syndications, partially offset by $14 million of lower governmental sales and the divestiture of our construction product lines in 2017.

Loss from operations for the three months ended September 30, 2018 increased $5.6 million when compared to the same period in 2017. The increase in operating loss is primarily due to higher foreign exchange transactional losses in 2018 and asset sale gains recorded in the prior year period.

Interest Expense, Net of Interest Income

During the three months ended September 30, 2018, our interest expense net of interest income was $16.8 million, or $3.2 million higher than the same period in the prior year due to an increase in average borrowings at higher rates and lower interest income due to lower cash balances.

Loss on Early Extinguishment of Debt

During the three months ended September 30, 2017, we recorded a loss on early extinguishment of debt of $0.7 million related to an amendment of the 2017 Credit Agreement which lowered the interest rate on the Company’s senior secured term loan by 25 basis points, as further described in Note L - “Long-Term Obligations”.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended September 30, 2018 was expense of $4.4 million, or a $9.5 million decrease in income, when compared to the same period in the prior year. The decrease was due primarily to a net gain on sale of our Konecranes Plc, a Finnish public company limited by shares, (“Konecranes”) shares, including the effects of foreign exchange rate changes, of $3.4 million during the three months ended September 30, 2017, the negative effects of changes in foreign exchange rate changes in the current period and investment losses recognized in the current year period as a result of the adoption of a new accounting pronouncement.

Income Taxes

During the three months ended September 30, 2018, we recognized income tax expense of $12.3 million on income of $50.7 million, an effective tax rate of 24.3%, as compared to income tax expense of $0.1 million on income of $56.7 million, an effective tax rate of 0.2%, for the three months ended September 30, 2017.  The higher effective tax rate for the three months ended September 30, 2018 is primarily due to low-taxed appreciation of Konecranes shares and favorable geographic mix of earnings for the three months ended September 30, 2017, partially offset by tax benefits from audit settlements and release of reserves for uncertain tax positions in the three months ended September 30, 2018.

Gain (Loss) on Disposition of Discontinued Operations

During the three months ended September 30, 2018, we recognized a gain on disposition of discontinued operations - net of tax of $0.2 million, primarily related to the previous sale of our mining business. During the three months ended September 30, 2017, we recognized a gain on disposition of discontinued operations - net of tax of $2.6 million related to the sale of our Material Handling and Port Solutions (“MHPS”) business.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

Consolidated

	Nine Months Ended September 30,
	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$3,891.9	—	$3,299.8	—	17.9%
Gross profit	$743.0	19.1%	$612.0	18.5%	21.4%
SG&A	$496.4	12.8%	$473.1	14.3%	4.9%
Income (loss) from operations	$246.6	6.3%	$138.9	4.2%	77.5%

Net sales for the nine months ended September 30, 2018 increased $592.1 million when compared to the same period in 2017. The increase in net sales was primarily due to higher demand for equipment in our AWP, MP and Cranes segments. Changes in foreign exchange rates positively impacted consolidated net sales by approximately $99 million.

Gross profit for the nine months ended September 30, 2018 increased $131.0 million when compared to the same period in 2017. The increase was primarily due to higher sales and production volume in our AWP and MP segments and the positive impact of foreign exchange rate changes in all segments, partially offset by increased material costs across all segments, supply chain challenges in our mobile cranes operations and reductions taken in the prior year to severance accruals in our Cranes segment.

SG&A costs for the nine months ended September 30, 2018 increased $23.3 million when compared to the same period in 2017.  The increase was primarily due to increased variable expenses related to higher sales and the negative impact of foreign exchange rate changes.

Income from operations for the nine months ended September 30, 2018 increased $107.7 million when compared to the same period in 2017.  The increase was primarily due to higher sales and production volume in our AWP and MP segments and the positive effects of exchange rate changes in all segments, partially offset by increased material costs across all segments, supply chain challenges in our mobile cranes operations and reductions taken in the prior year to severance accruals in our Cranes segment.

Aerial Work Platforms

	Nine Months Ended September 30,
	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,024.2	—	$1,622.1	—	24.8%
Income from operations	$234.6	11.6%	$140.0	8.6%	67.6%

Net sales for the AWP segment for the nine months ended September 30, 2018 increased $402.1 million when compared to the same period in 2017 primarily due to improved inventory availability and higher broad-based demand for aerial equipment primarily in North America and Western Europe and telehandlers in North America from a combination of fleet replacement and growth in rental fleets due to improving rental utilization rates. Net sales were positively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $41 million.

Income from operations for the nine months ended September 30, 2018 increased $94.6 million when compared to the same period in 2017.  The increase was primarily due to increased sales volume, improved factory utilization and the positive impact of foreign exchange rate changes, partially offset by increased material pricing and higher selling and administrative costs associated with increased sales.

Cranes

	Nine Months Ended September 30,
	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$950.5	—	$869.6	—	9.3%
Loss from operations	$(36.1)	(3.8)%	$(16.8)	(1.9)%	(114.9)%

Net sales for the Cranes segment for the nine months ended September 30, 2018 increased $80.9 million when compared to the same period in 2017 primarily due to higher demand for mobile cranes, including new product introductions, tower cranes in Europe, North America and Asia and utility equipment. These increases were generally from favorable macroeconomic trends and construction activity. Net sales were positively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $32 million.

Loss from operations for the nine months ended September 30, 2018 increased $19.3 million when compared to the same period in 2017. The increase in operating loss was primarily due to supply chain challenges in our mobile cranes operations, material cost increases and reductions taken in the prior year to severance accruals, partially offset by increased sales volume and a favorable change in sales mix.

Materials Processing

	Nine Months Ended September 30,
	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$917.2	—	$789.5	—	16.2%
Income from operations	$119.8	13.1%	$89.5	11.3%	33.9%

Net sales for the MP segment for the nine months ended September 30, 2018 increased $127.7 million when compared to the same period in 2017, primarily due to higher demand for mobile crushing and screening equipment and parts as a result of broad-based economic growth, construction activity and aggregate consumption and material handlers from a stronger scrap market, partially offset by lower demand for concrete mixer trucks in North America due to emission regulations associated with sales of refurbished trucks. Net sales were positively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $26 million.

Income from operations for the nine months ended September 30, 2018 increased $30.3 million when compared to the same period in 2017, primarily due to increased sales and production volume as well as the positive impact of foreign exchange rate changes, partially offset by higher selling and administrative costs associated with increased net sales.

Corporate and Other / Eliminations

	Nine Months Ended September 30,
	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$—	—	$18.6	—	(100.0)%
Loss from operations	$(71.7)	*	$(73.8)	*	2.8%
* - Not a meaningful percentage

Net sales amounts in 2018 include on-book financing of TFS and elimination of intercompany sales activity among segments while net sales in 2017 included sales in various construction equipment product lines. The net sales decrease is primarily attributable to approximately $74 million related to the divestiture of our construction product lines and lower governmental sales, partially offset by approximately $57 million related to lower intercompany sales eliminations and increased TFS revenue from syndications in 2018.

Loss from operations for the nine months ended September 30, 2018 decreased $2.1 million when compared to the same period in 2017. The decrease in operating loss is primarily due to higher foreign exchange transactional gains and lower general and administrative expenses, partially offset by gains in the prior year on the sale of certain construction product line assets.

Interest Expense, Net of Interest Income

During the nine months ended September 30, 2018, our interest expense net of interest income was $45.6 million, or $1.2 million lower than the same period in the prior year due primarily to higher interest income in the current year period and lower average borrowings outstanding.

Loss on Early Extinguishment of Debt

During the nine months ended September 30, 2018, we recorded a loss on early extinguishment of debt of $0.7 million related to an amendment to the 2017 Credit Agreement which lowered the interest rate on the Company’s senior secured term loan by 25 basis points. During the nine months ended September 30, 2017, we recorded a loss on early extinguishment of debt of $52.6 million primarily related to the termination of our 2014 Credit Agreement and the retirement of our 6% Notes and 6-1/2% Notes, all as further described in Note L - “Long-Term Obligations”.

Other Income (Expense) – Net

Other income (expense) – net for the nine months ended September 30, 2018 was expense of $5.8 million, or a $52.9 million increase in expense, when compared to the same period in the prior year. The change was due primarily to a net gain on sale of our Konecranes shares, including the effects of foreign exchange rate changes, of $42.0 million and dividend income of $13.5 million during the nine months ended September 30, 2017, partially offset by $3.0 million related to both investment gains related to the adoption of a new accounting standard and the exercise of warrants previously received on a long-term investment in 2018.

Income Taxes

During the nine months ended September 30, 2018, we recognized income tax expense of $52.6 million on income of $194.5 million, an effective tax rate of 27.0%, as compared to income tax benefit of $5.1 million on income of $86.6 million, an effective tax rate of (5.9)%, for the nine months ended September 30, 2017.  The higher effective tax rate for the nine months ended September 30, 2018 is primarily due to low-taxed appreciation of Konecranes shares, a tax benefit for a non-U.S. interest deduction, and favorable geographic mix of earnings in the nine months ended September 30, 2017, when compared with the nine months ended September 30, 2018.

Gain (Loss) on Disposition of Discontinued Operations

During the nine months ended September 30, 2018, we recognized a gain on disposition of discontinued operations - net of tax of $4.8 million, due primarily to income related to the previous sale of Atlas and our former truck business. During the nine months ended September 30, 2017, we recognized a gain on disposition of discontinued operations - net of tax of $60.7 million related to the sale of our MHPS business and $3.0 million related to the sale of Atlas.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business.  At September 30, 2018, we had cash and cash equivalents of $329.5 million and undrawn availability under our revolving line of credit of $449.7 million, giving us total liquidity of approximately $779 million. During the nine months ended September 30, 2018, our liquidity decreased by approximately $301 million from December 31, 2017 primarily due to share repurchases of $325 million as part of our publicly announced plans, capital expenditures of $63.2 million and cash used in our operations of $19.6 million, partially offset by an increase in the size of the revolving line of credit by $150 million.

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

We had negative free cash flow of $72.7 million and $94.5 million for the three and nine months ended September 30, 2018, respectively. We now expect to generate free cash flow of approximately $50 million for 2018. Primary drivers for our revised forecast are updated earnings estimates and higher net working capital including the cash impact of incremental tariffs on certain Chinese origin goods. While we have a process to recapture a significant amount of tariffs, recovery of cash will occur in future periods.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

	Three Months Ended 9/30/2018	Nine Months Ended 9/30/2018
Net cash provided by (used in) operating activities	$(55.2)	$(19.6)
Increase (decrease) in TFS assets	(5.0)	(32.7)
Capital expenditures	(12.5)	(63.2)
Acquisition of MP Northern Ireland properties	—	21.0
Free cash flow	$(72.7)	$(94.5)

Our main sources of funding are cash generated from operations, including cash generated from the sale of receivables, loans from our bank credit facilities and funds raised in capital markets.   Pursuant to terms of our trade accounts receivable factoring arrangements, during the nine months ended September 30, 2018, we sold, without recourse, approximately $725 million of trade accounts receivable to enhance liquidity. During the nine months ended September 30, 2018, we also sold approximately $228 million of sales-type leases and commercial loans.

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

•
Our suppliers extend payment terms to us primarily based on our overall credit rating.  Declines in our credit rating may influence suppliers’ willingness to extend terms and in turn accelerate cash requirements of our business.

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

Working capital as a percent of trailing three month annualized net sales was 22.5% at September 30, 2018 compared to 23.3% at September 30, 2017.

The following tables show the calculation of our working capital in continuing operations and trailing three months annualized sales as of September 30, 2018 and 2017 (in millions):

	Three Months Ended 9/30/2018	Three Months Ended 9/30/2017
Net Sales	$1,228.5	$1,111.2
x	4	4
Trailing Three Month Annualized Net Sales	$4,914.0	$4,444.8

	As of 9/30/18	As of 9/30/17
Inventories	$1,112.3	$904.4
Trade Receivables	679.1	712.6
Trade Accounts Payable	(652.3)	(552.3)
Customer Advances	(33.4)	(30.5)
Working Capital	$1,105.7	$1,034.2

On January 31, 2017, we entered into a new credit agreement (as amended, the “2017 Credit Agreement”). On August 17, 2017, we amended the 2017 Credit Agreement to lower our interest rate on the U.S. dollar senior secured term loan (the “Term Loan”) by 25 basis points. On February 28, 2018, we again amended 2017 Credit Agreement to lower the interest rate on the Term Loan by an additional 25 basis points. On April 10, 2018, we amended the 2017 Credit Agreement to increase the size of the revolving line of credit from $450 million to $600 million available through January 31, 2022. The 2017 Credit Agreement allows unlimited incremental commitments, which may be extended at the option of existing or new lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, with incremental amounts in excess of $300 million requiring the Company to satisfy a senior secured leverage ratio contained in the 2017 Credit Agreement. Interest rates charged under the revolving line of credit in the 2017 Credit Agreement are subject to adjustment based on our consolidated leverage ratio. The Term Loan bears interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 2.00%, with a LIBOR floor of 0.75%. See Note L - “Long-Term Obligations,” in our Condensed Consolidated Financial Statements for information concerning the 2017 Credit Agreement.

Borrowings under the 2017 Credit Agreement at September 30, 2018 were $392.4 million, net of discount, on our Term Loan and $150.3 million on our revolving line of credit. At September 30, 2018, the weighted average interest rate was 4.29% on the Term Loan and was 4.63% on the revolving line of credit under the 2017 Credit Agreement.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

Our investment in TFS financial services assets was approximately $149 million, net at September 30, 2018. We remain focused on expanding financing solutions in key markets like the U.S. and Europe. We also anticipate using TFS to drive incremental sales by increasing direct customer financing through TFS in certain instances.

In February 2015, we announced authorization by our Board of Directors for the repurchase of up to $200 million of our outstanding shares of common stock of which approximately $131 million of this authorization was utilized prior to January 1, 2017. In February 2017, we announced authorization by our Board of Directors for the repurchase of up to an additional $350 million of our outstanding shares of common stock. In May 2017, we announced the completion of the February 2015 and February 2017 authorizations and our Board of Directors had authorized the repurchase of up to an additional $280 million of our outstanding shares of common stock. In September 2017, we announced the completion of the May 2017 authorization and our Board of Directors had authorized the repurchase of up to an additional $225 million of our outstanding shares of common stock. In February 2018, we announced authorization by our Board of Directors for the repurchase of up to an additional $325 million of our outstanding shares of common stock. During the nine months ended September 30, 2018, we repurchased a total of 8 million shares for $325 million. In July 2018, we announced the completion of the February 2018 authorization and our Board of Directors authorized the repurchase of up to an additional $300 million of our outstanding shares of common stock. In the first three quarters of 2018, our Board of Directors declared a dividend of $0.10 per share, which was paid to our shareholders. In July 2018, our Board of Directors declared a dividend of $0.10 per share which was paid on September 19, 2018. In October 2018, our Board of Directors declared a dividend of $0.10 per share which will be paid on December 19, 2018.

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

Cash Flows

Cash used in operations for the nine months ended September 30, 2018 totaled $19.6 million, compared to cash used in operations of $56.2 million for the nine months ended September 30, 2017.  The improvement in cash from operations was primarily driven by increased operating profitability, partially offset by higher working capital.

Cash used in investing activities for the nine months ended September 30, 2018 was $46.0 million, compared to $1,549.8 million of cash provided by investing activities for the nine months ended September 30, 2017. The decrease in cash provided by investing activities was primarily due to cash received from the sale of our MHPS business, including the subsequent sale of Konecranes stock in the nine months ended September 30, 2017.

Cash used in financing activities was $218.4 million for the nine months ended September 30, 2018, compared to cash used in financing activities for the nine months ended September 30, 2017 of $1,434.1 million. The decrease in cash used in financing was primarily due to redemption of our 6% Notes and 6 1/2% Notes and a reduction in term loans, partially offset by the issuance of our 5-5/8% Notes all in the prior year period. Additionally, we repurchased $327.3 million and $761.7 million of our common stock during the nine months ended September 30, 2018 and September 30, 2017, respectively, as part of our publicly announced plans and requirements under deferred compensation obligations to employees.

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

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and other matters. See Note N – “Litigation and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for more information concerning contingencies and uncertainties, including our securities and stockholder derivative lawsuits, and our proceedings involving certain former shareholders of Demag Cranes AG.  We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage, intellectual property and other insurable risks required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any liability. However, we do not believe these contingencies and uncertainties will, individually or in aggregate, have a material adverse effect on our operations. For contingencies and uncertainties other than income taxes, when it is probable that a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

We generate hazardous and non-hazardous wastes in the normal course of our manufacturing operations. As a result, we are subject to a wide range of environmental laws and regulations. All of our employees are required to obey all applicable health, safety and environmental laws and regulations and must observe the proper safety rules and environmental practices in work situations. These laws and regulations govern actions that may have adverse environmental effects, such as discharges to air and water, and require compliance with certain practices when handling and disposing of hazardous and non-hazardous wastes. These laws and regulations would also impose liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances, should any such events occur. We are committed to complying with these standards and monitoring our workplaces to determine if equipment, machinery and facilities meet specified safety standards. Each of our manufacturing facilities is subject to an environmental audit at least once every five years to monitor compliance and no incidents have occurred which required us to pay material amounts to comply with such laws and regulations. We are dedicated to ensuring that safety and health hazards are adequately addressed through appropriate work practices, training and procedures. For example, we continue to reduce lost time injuries in the workplace and work toward a world-class level of safety practices in our industry.

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

At September 30, 2018, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the nine months ended September 30, 2018 would have had approximately a $15 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At September 30, 2018, approximately 48% of our debt was floating rate debt and the weighted average interest rate for all debt was 4.97%.

At September 30, 2018, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings effect on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at September 30, 2018 would have increased interest expense by $1.8 million for the nine months ended September 30, 2018.

Commodities Risk

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, labor disputes, suppliers’ impaired financial condition, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition. Current and potential suppliers are evaluated regularly on their ability to meet our requirements and standards. We actively manage our material supply sourcing, and employ various methods to limit risk associated with commodity cost fluctuations and availability. We design and implement plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base globally, leveraging our overall purchasing volumes to obtain favorable pricing and quantities, developing a closer working relationship with key suppliers and purchasing hedging instruments to partially offset anticipated exposures. One key element of our Execute to Win strategy is to focus on strategic sourcing to gain efficiencies using our global purchasing power, which includes building a global sourcing organization and standardizing our sourcing processes across our businesses.

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Increases in the cost of these materials and components may affect our financial performance. If we are not able to recover increased raw material or component costs from our customers, our margins could be adversely affected. During the first nine months of 2018, unfavorable input cost changes in some areas, largely related to steel prices, were only modestly offset by favorable changes in other areas. Steel prices rose appreciably in the first quarter of 2018, particularly in the United States, and have remained at high levels due in large part to the U.S. Commerce Department’s decision to levy tariffs on certain steel and aluminum imports.  In order to offset the higher input costs, we implemented steel surcharges on many of our products in the first quarter and have continued to apply these surcharges. We will continue to monitor steel prices, and intend to continue to apply steel surcharges until the price of steel normalizes. Another inflationary pressure on input cost is the implementation of incremental tariffs of 10% to 25% on certain Chinese origin goods.  We have developed plans to limit the impact of these tariffs; however, the indirect impact of the inflationary pressure on costs throughout the supply chain is leading to higher input costs.  We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. For more information on commodities risk, see Part II Item 1A. Risk Factors.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

During the third quarter of 2018, we performed a technical upgrade to our main enterprise resource planning system. We updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We continued our effort to implement a new financial consolidation and reporting system and a global lease accounting system.

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

There have been no material changes in the quarterly period ended September 30, 2018 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, other than updates to the risk factors as set forth below:

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

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Increases in the cost of these materials and components may affect our financial performance. The U.S. has initiated tariffs on steel and certain other foreign goods, and in response, certain foreign governments, including China, have imposed and are considering imposing additional tariffs on certain U.S. goods. In particular, steel prices rose appreciably in the first quarter of 2018 and have remained at high levels due in large part to the U.S. Commerce Department’s decision to levy tariffs on certain steel and aluminum imports. The tariffs on certain Chinese origin goods impact the cost of material that we import directly from our manufacturing operations in China as well as material imported on our behalf by suppliers.  The indirect impact of the inflationary pressure on costs throughout the supply chain is leading to higher input costs. The tariffs and the possibility of trade conflicts stemming from the tariffs could negatively impact global trade and economic conditions in many of the regions where we do business. This could result in further significant price increases in our materials and components, and adversely impact demand for our products. If we are not able to recover increased raw material or component costs from our customers, our margins could be adversely affected.

In addition, we purchase material and services from our suppliers on terms extended based on our overall credit rating. Deterioration in our credit rating may impact suppliers’ willingness to extend terms and in turn increase the cash requirements of our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended September 30, 2018 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July 1, 2018 - July 31, 2018	100,837	$41.58	99,409	$300,000
August 1, 2018 - August 31, 2018	1,498	$40.47	—	$300,000
September 1, 2018 - September 30, 2018	4,226	$39.63	—	$300,000
Total	106,561	$41.49	99,409	$300,000

(1)	Amount includes shares of common stock purchased to satisfy requirements under the Company’s deferred compensation obligations to employees.

(2)
In February 2018, our Board of Directors authorized and the Company publicly announced the repurchase of up to an additional $325 million of the Company’s outstanding common shares. In July 2018, our Board of Directors authorized and the Company publicly announced the repurchase of up to an additional $300 million of the Company’s outstanding common shares.

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

TEREX CORPORATION
(Registrant)

Date:	November 2, 2018	/s/ John D. Sheehan
John D. Sheehan
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	November 2, 2018	/s/ Mark I. Clair
Mark I. Clair
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)