Form 10-K
period 2018-12-31
TEREX CORP
filed 2019-02-25
CIK 97216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $3,721 million based on the last sale price on June 29, 2018.

Number of outstanding shares of common stock: 70.4 million as of February 20, 2019.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

As used in this Annual Report on Form 10-K, unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.” This Annual Report generally speaks as of December 31, 2018, unless specifically noted otherwise.

Forward-Looking Information

Certain information in this Annual Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995) regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies and Uncertainties.” In addition, when included in this Annual Report or in documents incorporated herein by reference, the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

•	our business is cyclical and weak general economic conditions affect the sales of our products and financial results;

•	changes in import/export regulatory regimes and the escalation of global trade conflicts could continue to negatively impact sales of our products and our financial results;

•	our financial results could be adversely impacted by the United Kingdom’s (“U.K.”) departure from the European Union (“E.U.”);

•	our need to comply with restrictive covenants contained in our debt agreements;

•	our ability to generate sufficient cash flow to service our debt obligations and operate our business;

•	our ability to access the capital markets to raise funds and provide liquidity;

•	our business is sensitive to government spending;

•	our business is highly competitive and is affected by our cost structure, pricing, product initiatives and other actions taken by competitors;

•	our retention of key management personnel;

•	the financial condition of suppliers and customers, and their continued access to capital;

•	exposure from providing financing and credit support for some of our customers;

•	we may experience losses in excess of recorded reserves;

•	we are dependent upon third-party suppliers, making us vulnerable to supply shortages and price increases;

•	our business is global and subject to changes in exchange rates between currencies, commodity price changes, regional economic conditions and trade restrictions;

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
For the Year Ended December 31, 2018

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

We manage and report our business in the following segments: (i) Aerial Work Platforms (“AWP”); (ii) Cranes; and (iii) Material Processing (“MP”).

Further information about our industry and reportable segments appears in Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note B – “Business Segment Information” in the Notes to the Consolidated Financial Statements.

AERIAL WORK PLATFORMS

Our AWP segment designs, manufactures, services and markets aerial work platform equipment, telehandlers and light towers. Products include portable material lifts, portable aerial work platforms, trailer-mounted articulating booms, self-propelled articulating and telescopic booms, scissor lifts, telehandlers and trailer-mounted light towers, as well as their related components and replacement parts. Customers use these products to construct and maintain industrial, commercial and residential buildings and facilities and for other commercial operations, as well as in a wide range of infrastructure projects. We market aerial work platform products principally under the Terex® and Genie® brand names.

AWP has the following significant manufacturing operations:

•	Aerial work platform equipment is manufactured in Redmond and Moses Lake, Washington, Rock Hill, South Carolina, Umbertide, Italy and Changzhou, China;

•	Telehandlers are manufactured in Oklahoma City, Oklahoma and Umbertide, Italy; and

•	Trailer-mounted light towers, trailer-mounted booms and self-propelled aerials are manufactured in Rock Hill, South Carolina.

We have a parts and logistics center located in North Bend, Washington for our aerial work platform equipment. Additionally, a portion of our aerial work platform parts business is conducted at a shared Terex facility in Southaven, Mississippi. Our European, Asian Pacific and Latin American parts and logistics operations are conducted through outsourced facilities.

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

We also provide service and support for utility and aerial products in the U.S. through a network of service branches and field service operations. We have announced plans to exit and sell our utility hot lines tools business in Betim, Brazil.

We have a minority interest in a Chinese company which manufactures truck cranes and truck-mounted cranes in China.

MATERIALS PROCESSING

Our MP segment designs, manufactures and markets materials processing and specialty equipment, including crushers, washing systems, screens, apron feeders, material handlers, wood processing, biomass and recycling equipment, concrete mixer trucks and concrete pavers, and their related components and replacement parts. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries, material handling applications, and in building roads and bridges. We market our MP products principally under the Terex®, Powerscreen®, Fuchs®, EvoQuip®, Canica®, Cedarrapids®, CBItm, Simplicity®, Terex Ecotec®, Terex Finlay®, Terex Washing Systems, Terex MPS, Terex Jaques®, Terex Advance®, Terex Conveying Systems and Terex Bid-Well® brand names and business lines.

MP has the following significant manufacturing operations:

•	Mobile crushers, mobile screens, track conveyors and washing systems are manufactured in Omagh and Dungannon, Northern Ireland;

•	Mobile crushers, mobile screens, base crushers, base screens, modular and wheeled crushing and screening plants, track conveyors and washing systems are manufactured in Hosur, India;

•	Modular, mobile and static crushing and screening equipment and base crushers are manufactured in Oklahoma City, Oklahoma;

•	Static crushers and screens are manufactured in Subang Jaya, Malaysia;

•	Crushing and screening equipment is manufactured in Durand, Michigan;

•	Static and mobile crushers are manufactured in Coalville, England;

•	Fabrications, sub-assemblies and steel kits are manufactured in Ballymoney, Northern Ireland;

•	Wood processing, biomass and recycling equipment systems are manufactured in Newton, New Hampshire, and Dungannon, Northern Ireland.

•	Material handlers are manufactured in Bad Schönborn, Germany;

•	Concrete pavers are manufactured in Canton, South Dakota; and

•	Front discharge concrete mixer trucks are manufactured in Fort Wayne, Indiana.

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

In the United States and on a limited basis in China, TFS originates and services financing transactions directly with end-user customers, distributors and rental companies. Most of the transactions are fixed and floating rate loans; however, TFS also provides sales-type leases, operating leases and rentals. In the normal course of business, loans and leases are sold to third party financial institutions. Globally, TFS facilitates financing transactions directly between our customers and third party financial institutions. In addition, wholesale financing may be arranged between dealers and distributors who sell our equipment and financial institutions with which TFS has established relationships.

TFS continually monitors used equipment values of Terex equipment in the secondary market sales channels for all of our equipment categories. This provides a basis to project future values of equipment for the underwriting of leases or loans. These secondary market sales channels are also used for re-marketing any equipment which is returned at end of lease, or is repossessed in case of a customer default. When equipment is received, TFS uses the resale channel which maximizes proceeds and/or mitigates risk for Terex and our funding partners.

DISCONTINUED OPERATIONS

Material Handling and Port Solutions (“MHPS”)

On January 4, 2017, we completed the disposition of our MHPS business (the “Disposition”) to Konecranes Plc (“Konecranes”). The MHPS business sold constituted the entirety of one of our previous reportable segments and comprised two of our six previous reporting units, represented a significant portion of our revenues and assets, and is therefore accounted for as a discontinued operation for all periods presented. The Disposition represented a significant strategic shift in our business away from universal, process, mobile harbor and ship-to-shore cranes that had a major effect on our operating results.

See Note D – “Discontinued Operations and Other Divestitures” in the Notes to the Consolidated Financial Statements for further information regarding the Disposition and our discontinued operations.

SUBSEQUENT EVENTS

On February 22, 2019, we entered into an Asset and Stock Purchase Agreement (the “ASPA”) with Tadano Ltd. (“Tadano”). Pursuant to the ASPA, we are selling our Demag® mobile cranes business to Tadano for an enterprise value of $215 million (the “Transaction”). The consideration is being paid in cash and the cash received will be net of indebtedness. The purchase price is subject to post-closing adjustments based upon the level of net working capital and cash and debt in the Demag® mobile cranes business at the closing date. The products to be divested are our Demag® all terrain cranes and large lattice boom crawler cranes. The Transaction, which is subject to governmental regulatory approvals and other customary closing conditions, is targeted to close in mid-2019. In addition to selling our Demag® mobile cranes business, we will exit the North American mobile crane product lines manufactured in our Oklahoma City facility.

As a result, we realigned certain operations formerly part of our Cranes segment. For financial reporting periods beginning on or after January 1, 2019, our utilities business will be consolidated within our AWP segment, our pick and carry cranes business will be consolidated within our MP segment and our rough terrain and tower cranes businesses will be consolidated within Corporate. Prior period reportable segment information will be adjusted in succeeding periods to reflect the realignment of our operations.

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

The “Focus” element of this strategy concentrated our business portfolio in product categories where we are among the market leaders. Where we were not among the market leaders our strategy has been to either divest those product lines or pursue a business strategy which we believe will enable us to become a market leader. Work related to this strategic theme involved review of all businesses in the portfolio from the perspectives of market attractiveness and competitive position. Several portfolio actions were taken as a result, including the sale of our former MHPS segment and sale of certain of our former Construction segment product lines. Though the original objectives have been met, the principles on which the focus element was based will continue to be applied to our Company’s business portfolio. Businesses that do not lead in their markets or do not achieve reasonable return expectations will be reviewed. Meanwhile, businesses that do lead and do deliver attractive returns will be candidates for additional investment.

The “Simplify” element of the Terex strategy is centered on complexity reduction and cost management. Historically, Terex has grown through acquisitions and our businesses were generally operated autonomously. This resulted in a complex legal entity structure, multiple financial systems, and high organizational complexity. As part of our transformational strategy, we are addressing these issues and are implementing strategic initiatives to simplify our structure, footprint and processes. We are working to flatten and streamline the organization. We have undertaken finance initiatives to simplify the way that we measure and manage the Company day-to-day. We also simplified the Company’s manufacturing footprint by reducing the number of production facilities, sharing facilities across businesses, and driving aggressive productivity improvement within the facilities we operate. We operate capital goods businesses that must be efficiently managed in order to remain competitive and the definition of what it means to be efficient is constantly changing. Continued refinement of business processes and the effective deployment to modern technology are both important to the ongoing simplification of our Company.

The third major theme of the Terex strategy is Execute to Win, which is a focus on three key management processes: Talent development, strategy development and deployment, and operational excellence. Execute to Win represents a major change in the philosophy of our Company in terms of where and how work is done. Our goal is to become operationally excellent, balancing desire for business autonomy with the need for overall efficiency and relying on process excellence as a critical enabler of both business and company performance. We are implementing three specific near-term transformational priorities in our Execute to Win initiatives.

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

Capital allocation is an important part of our overall strategy. We view capital allocation priorities (in order) as follows:

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

During 2018, we returned $455 million to shareholders in the form of dividends and share repurchases.

PRODUCTS

AERIAL WORK PLATFORMS

AERIAL WORK PLATFORMS. Aerial work platform equipment position workers and materials easily and quickly to elevated work areas, enhancing safety and productivity at height. These products have been developed as alternatives to scaffolding and ladders. We offer a variety of aerial lifts that are categorized into six product families: portable material lifts; portable aerial work platforms; trailer-mounted articulating booms; self-propelled articulating and self-propelled telescopic booms; and scissor lifts.

•	Portable material lifts are used primarily indoors in the construction, industrial and theatrical markets.

•	Portable aerial work platforms are used primarily indoors in a variety of markets to perform overhead maintenance.

•	Trailer-mounted articulating booms are used both indoors and outdoors. They provide versatile reach, and they have the ability to be towed between job sites.

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

UTILITY EQUIPMENT. Our utility products include digger derricks, auger drills and insulated aerial devices. These products are used by electric utilities, tree care companies, telecommunications and cable companies, and the related construction industries, as well as by government organizations.

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

Washing system products include mobile and static wash plants incorporating separation, washing, scrubbing, dewatering and stockpiling. We manufacture mobile and stationary rinsing screens, scrubbing systems, sand screw dewaterers, bucket-wheel dewaterers, water management systems, hydrocyclone plants for efficient silt extraction and a range of stockpiling conveyors. Washing systems operate in the aggregates, recycling, mining and industrial sands segments.

Wood processing, biomass and recycling equipment includes shredders, grinders, trommels, chippers, compost turners and specialty systems. This equipment is used in, among other things, recycling, wood energy, green waste/construction, demolition recycling industries and pulp and paper.

We manufacture a range of conveyors which include tracked mobile conveyors. Conveyors are mechanical machines used to transport and stockpile materials such as aggregates and minerals after processing.

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

•	Our concrete pavers are used to finish bridges, concrete streets, highways and airport surfaces.

BACKLOG

Our backlog as of December 31, 2018 and 2017 was as follows:

	December 31,
	2018	2017
	(in millions)
AWP	$867.9	$763.0
Cranes	583.3	550.4
MP	490.5	317.7
Total	$1,941.7	$1,631.1

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

Our overall backlog amounts at December 31, 2018 increased $310.6 million from our backlog amounts at December 31, 2017, primarily due to higher orders across all business segments. The negative impact of foreign exchange rate changes on 2018 backlog was approximately 3% when compared to 2017.

AWP segment backlog at December 31, 2018 increased approximately 14% from our backlog amounts at December 31, 2017. This increase from the prior year was driven primarily by higher orders in North America and Asia.

Cranes segment backlog at December 31, 2018 increased approximately 6% from our backlog amounts at December 31, 2017. This increase from the prior year was driven primarily by higher orders in our Utilities business.  The negative impact of foreign exchange rate changes on 2018 backlog was approximately 2% when compared to 2017.

MP segment backlog at December 31, 2018 increased approximately 54% from our backlog amounts at December 31, 2017. This increase from the prior year was driven primarily by increased demand for crushing and screening products globally and concrete mixer trucks in North America. Foreign exchange negatively impacted 2018 backlog by approximately 6% when compared to 2017.

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

CRANES

We market our crane products globally, optimizing assorted channel marketing systems, including a distribution network and a direct sales force. We have direct sales, primarily to specialized crane rental companies, in certain crane markets such as Australia, Singapore, the United Kingdom, Germany, Spain, Belgium, the Netherlands, Italy, France, Scandinavia, the Middle East and China to offer comprehensive service and support to customers. Distribution via a distributor network is often utilized in other geographic areas, including the United States and Canada where we also sell directly to key accounts.

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

Product change driven by new regulations continues to be a focus of the Company, including the newest diesel engine emission reduction program introduced in Europe, known as Stage V, which is driving further engine emissions related product development and introduction in 2019.  Product innovation has become a core element of our growth strategy. We have re-invigorated and increased our emphasis on creating new models and meeting the demands of our customers.  Robust product development pipelines are in place, which we expect will continue to bring new, differentiated products to the market in the years ahead.  We have also focused on producing more cost-effective product solutions across various segments.

We will continue our commitment to appropriate levels of research, development and engineering spending in order to meet our customer needs, uphold competitive functionality of our products and maintain regulatory compliance in all the markets we serve.

MATERIALS

Information regarding principal materials, components and commodities and any risks associated with these items are included in Part II, Item 7A. – “Quantitative and Qualitative Disclosures about Market Risk – Commodities Risk.”

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

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS
Aerial Work Platforms	Portable Material Lifts and Portable Aerial Work Platforms	Oshkosh (JLG), Vestil, Sumner and Wesco

	Boom Lifts	Oshkosh (JLG), Haulotte, Linamar (Skyjack), Xtreme/Tanfield (Snorkel), JCB and Aichi

	Scissor Lifts	Oshkosh (JLG), Linamar (Skyjack), Haulotte, Manitou and Xtreme/Tanfield (Snorkel), JCB and Dingli

	Telehandlers	Oshkosh (JLG, Skytrak, Caterpillar and Lull brands), JCB, CNH, Merlo and Manitou (Gehl)

	Trailer-mounted Light Towers	Allmand Bros., Generac, Wacker Neuson and Doosan

Cranes	Mobile Telescopic Cranes	Liebherr, Manitowoc (Grove), Tadano-Faun, Link-Belt, XCMG, Kato, Zoomlion and Sany

	Tower Cranes	Liebherr, Manitowoc (Potain), Comansa, Jaso, Zoomlion, XCMG and Wolffkran

	Lattice Boom Crawler Cranes	Manitowoc, Link-Belt, Liebherr, Sennebogen, Hitachi, Kobelco, XCMG, Zoomlion, Fushun and Sany

	Truck-Mounted Cranes	Manitowoc (National Crane), Altec and Manitex

	Utility Equipment	Altec and Time Manufacturing

Materials Processing	Crushing & Screening Equipment	Metso, Astec Industries, Sandvik, McCloskey, Kleemann, Keestrack and Rubble Master

	Washing Systems	McLanahan, Astec Industries and CDE Global, Superior and Phoenix Process Equipment

	Wood Processing, Biomass and Recycling Equipment	Vermeer, Bandit, Morbark, Astec Industries, Doppstadt, Komptech and Eggersmann

	Conveyors	Telestack, Edge, Superior, MGL, Easystack and McCloskey

	Material Handlers	Liebherr, Sennebogen and Caterpillar

	Concrete Pavers	Gomaco, Wirtgen, Power Curbers, Guntert & Zimmerman and Allen Equipment

	Concrete Mixer Trucks	Oshkosh, Kimble and Continental Manufacturing and McNeilus

MAJOR CUSTOMERS

None of our customers individually accounted for more than 10% of our consolidated net sales in 2018. In 2018, our largest customer accounted for less than 5% of our consolidated net sales and our top ten customers in the aggregate accounted for less than 25% of our consolidated net sales. A material portion of AWP net sales are to national rental companies.

EMPLOYEES

As of December 31, 2018, we had approximately 11,700 employees; including approximately 5,600 employees in the U.S. Approximately one percent of our employees in the U.S. are represented by labor unions. Outside of the U.S., we enter into employment contracts and collective agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. We generally consider our relations with our employees to be good.

PATENTS, LICENSES AND TRADEMARKS

We use proprietary materials such as patents, trademarks, trade secrets and trade names in our operations and take actions to protect these rights.

We use several significant trademarks and trade names, most notably the Terex®, Genie®, Powerscreen®, Demag® and Fuchs® trademarks. The other trademarks and trade names that we use include registered trademarks of Terex Corporation or its subsidiaries. Demag® is a registered trademark of Demag IP Holdings GmbH, which is a joint venture owned 50% by Terex and 50% by Konecranes.

We have many patents that we use in connection with our operations and most of our products contain some proprietary technology. Many of these patents and related proprietary technology are important to the production of particular products; however, overall, our patents, taken together, are not material to our business or our overall financial results.

Currently, we are engaged in various legal proceedings with respect to intellectual property rights. While the outcome of these matters cannot be predicted with certainty, we believe the outcome of such matters will not have a material adverse effect, individually or in aggregate, on our business or operating performance. For more detail, see Item 3 – “Legal Proceedings.”

SAFETY AND ENVIRONMENTAL CONSIDERATIONS

As part of The Terex Way, we are committed to providing a safe and healthy environment for our team members, and strive to provide quality products that are safe to use and operate in an environmentally conscious and respectful manner.

We generate hazardous and non-hazardous wastes in the normal course of our manufacturing operations. As a result, we are subject to a wide range of environmental laws and regulations. All of our employees are required to obey all applicable health, safety and environmental laws and regulations and must observe the proper safety rules and environmental practices in work situations. These laws and regulations govern actions that may have adverse environmental effects, such as discharges to air and water, and require compliance with certain practices when handling and disposing of hazardous and non-hazardous wastes. These laws and regulations would also impose liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances, should any such events occur. We are committed to complying with these standards and monitoring our workplaces to determine if equipment, machinery and facilities meet specified safety standards. Each of our manufacturing facilities is subject to an environmental audit at least once every five years to monitor compliance and no incidents have occurred which required us to pay material amounts to comply with such laws and regulations. We are dedicated to ensuring that safety and health hazards are adequately addressed through appropriate work practices, training and procedures. For example, we continue to reduce lost time injuries and work toward a world-class level of safety practices in our industry.

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

Use and operation of our equipment in an environmentally conscious manner is an important priority for us. We are aware of global discussions regarding climate change and the impact of greenhouse gas emissions on global warming. We are increasing our production of products that have lower greenhouse gas emissions in response to both regulatory initiatives and anticipated market demand trends. For example, the newest diesel engine emission reduction program introduced in Europe, known as Stage V, is driving further engine emissions related product development and introduction in 2019. Our segments also offer products that use plug-in electric hybrid technology to save fuel, reduce emissions and reduce noise in residential areas.

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

SEASONAL FACTORS

Terex is a globally diverse company, supporting multiple end uses.  Seasonality is a factor in some businesses, where annual purchasing patterns are impacted by the seasonality of downstream project spending.  Specifically, our businesses can experience stronger demand during the second quarter, as customers in the northern hemisphere make investments in time for the annual construction season (April to October). We expect a normal historical sales pattern in 2019.

WORKING CAPITAL

Our businesses are working capital intensive and require funding to purchase production and replacement parts inventories, expenditures to repair, replace and upgrade existing facilities, as well as funding to finance receivables from customers and dealers. We have debt service requirements, including semi-annual interest payments on our outstanding notes and quarterly interest payments on our bank credit facility. We believe cash generated from operations, together with availability under our bank credit facility and cash on hand, provide us with adequate liquidity to meet our operating and debt service requirements. See Item 1A. – “Risk Factors” for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business. We will continue to pursue cash generation opportunities, including reducing costs and working capital, reviewing alternatives for under-utilized assets, and selectively investing in our businesses to promote growth opportunities.

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

Demand for our products tends to be cyclical and is affected by the general strength of the economies in which we sell our products, prevailing interest rates, residential and non-residential construction spending, capital expenditure allocations of our customers and other factors. While we currently expect markets to remain relatively stable in 2019, geopolitical and economic uncertainty has increased, including as a result of tariffs imposed by the U.S. and retaliatory tariffs implemented by China and other countries. If the global economy weakens, it may cause customers to continue to forego or postpone new purchases in favor of reducing their existing fleets or refurbishing or repairing existing machinery.

Our sales depend in part upon our customers’ replacement or repair cycles, which are impacted in part by historical purchase levels. In addition, if our customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable owed to us. If global economic conditions are weaker than our market expectations or the global economic weakness of the recent past were to recur, then there could be an adverse effect on our net sales, financial condition, profitability and/or cash flow which could result in the need for us to record impairments.

Changes in import/export regulatory regimes, the imposition of tariffs and escalation of global trade conflicts could continue to negatively impact our business.

The current U.S. administration has expressed strong concerns about imports from countries that it perceives as engaging in unfair trade practices. In 2018, the U.S. Commerce Department initiated tariffs under Section 232 of the Trade Expansion Act of 1962 and Section 301 of the U.S. Trade Act of 1974 which imposed tariffs on steel, aluminum and certain other foreign goods. In response, certain foreign governments, including China, have imposed and are considering imposing additional tariffs on certain U.S. goods. These actions have significantly impacted our material costs. In particular, prices for steel, a primary material in our products, rose considerably starting in the first quarter of 2018. While prices for hot rolled coil steel appear to be trending downward, steel plate prices remain elevated. In addition, tariffs on certain Chinese origin goods impact the cost of material and machines that we import directly from our manufacturing operations in China, as well as the cost of material and components imported on our behalf by suppliers. The indirect impact of the inflationary pressure on costs throughout the supply chain and the direct impact, for example, on costs for machines we import from our manufacturing operations in China, is leading to higher input costs and lower margins on certain products we sell. In addition, tariffs imposed by the Chinese government on U.S. imports have made the cost of some of our products more expensive for our Chinese customers.

The tariffs and the possibility of an escalation of current trade conflicts, particularly between the U.S. and China, could continue to negatively impact global trade and economic conditions in many of the regions where we do business. This could result in continued significant increases in our material and component costs and the cost of machinery imported directly from our manufacturing operations in China. In addition, it may adversely impact demand for our products in China and elsewhere. While we will seek to receive duty draw-back credits in future periods for certain products affected by Section 301 tariffs thereby mitigating a portion of the effects of Section 301 tariffs, if we are unable to recover a substantial portion of increased raw material, component or machinery costs either from duty draw-back credits or from our customers and suppliers, or if trade conflicts lead to a significant reduction in demand for our products, this could have an adverse effect on our business or results of operations.

Our financial results could be adversely impacted by the U.K.’s departure from the E.U.

Uncertainty related to the withdrawal of the U.K. from the E.U. commonly referred to as “Brexit,” which is currently expected to occur on March 29, 2019, could negatively impact the global economy, particularly many important European economies. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. will have on us, particularly for our MP segment which has significant manufacturing facilities in Northern Ireland. Depending on the terms of Brexit, we could become subject to, among other things, export tariffs and regulatory restrictions that could increase transaction costs, reduce our ability to hire or retain employees in Northern Ireland, reduce access to supplies and materials, cause shipping delays because of the need for new customs inspections and procedures and reduce demand or access to customers in international markets, all of which would impair our ability to conduct our operations as they have been conducted historically. These and other potential implications of Brexit could adversely affect our business, financial condition or results of operation.

We have a significant amount of debt outstanding and must comply with restrictive covenants in our debt agreements.

Our total debt at December 31, 2018 was approximately $1.2 billion. Our credit agreement and other debt agreements contain financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. As of December 31, 2018, we are in compliance with the financial covenants. However, increases in our debt, increases in our interest expense or decreases in our earnings could cause us to fail to comply with these financial covenants. Failing to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our financial position, results of operations and debt service capability.

Our level of debt and the financial and restrictive covenants contained in our credit agreement could have important consequences on our financial position and results of operations, including increasing our vulnerability to increases in interest rates because debt under our credit agreement bears interest at variable rates. In addition, our credit agreement indebtedness may use LIBOR as a benchmark for establishing our interest rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to perform differently than in the past or to be replaced entirely. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our credit agreement indebtedness.

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

Our access to capital markets to raise funds through the sale of equity or debt securities is subject to various factors, including general economic and/or financial market conditions. Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce our earnings and cash flows. If our consolidated cash flow coverage ratio is less than 2.0 to 1.0, we are subject to significant restrictions on the amount of indebtedness we can incur. Although our cash flow coverage ratio was greater than 2.0 to 1.0 at the end of 2018, there can be no assurance this will continue to occur.

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

Our industry is highly competitive. To compete successfully, our products must excel in terms of quality, reliability, productivity, price, features, ease of use, safety and comfort, and we must provide excellent customer service. The greater financial resources of certain of our competitors may put us at a competitive disadvantage. Low-cost competition from China and other developing markets could also result in decreased demand for our products. If competition in our industry intensifies or if our current competitors lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products. If we are unable to provide continued technological improvements in our equipment that meet our customers’ expectations, or the industry’s expectations, the demand for our equipment could be substantially adversely affected. Our ability to match new product offerings to diverse global customers’ anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is critical to our success. This requires a thorough understanding of our existing and potential customers on a global basis, particularly in developing markets, including Brazil, China and India. Failure to compete effectively could result in lower revenues from our products and services, lower gross margins or cause us to lose market share.

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

Some of our customers have been unable to obtain the credit they need to buy our equipment. As a result, some of our customers may need to cancel existing orders and some may be compelled to sell their equipment at less than fair value to raise cash, which could have a negative impact on residual values of our equipment. These economic conditions could have a material adverse effect on demand for our products and on our financial condition and operating results.

We are exposed to losses from providing financing and credit support to some of our customers.

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

As of December 31, 2018, we had trade receivables of $659.9 million. We evaluate the collectability of open accounts, finance receivables and note receivables based on a combination of factors and establish reserves based on our estimates of probable losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to recover. We also establish additional reserves based upon our analysis of the quality of the current receivables, the current financial position of our customers and past collections experience. An unexpected change in customer financial condition or future economic uncertainty could result in additional requirements for specific reserves, which could have a negative impact on our consolidated financial position.

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

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Increases in the cost of these materials and components may affect our financial performance. Prices for steel in particular rose considerably starting in the first quarter of 2018. While prices for hot rolled coil steel appear to be trending downward, steel plate prices remain elevated in large part because of the current trade conflict between the U.S. and China. Prices for certain other raw materials and components we purchase from our suppliers also have risen significantly as result of current trade conflicts. If we are not able to recover increased raw material or component costs either from duty draw-back credits or our customers, our margins could be adversely affected.

In addition, we purchase material and services from our suppliers on terms extended based on our overall credit rating. Deterioration in our credit rating may impact suppliers’ willingness to extend terms and in turn increase the cash requirements of our business.

We are subject to currency fluctuations.

Our products are sold in over 100 countries around the world. The reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the Euro, British Pound and Australian dollar. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. dollars at the applicable exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency. Due to the continued volatility of foreign currency exchange rates to the U.S. dollar, fluctuations in currency exchange rates may have an impact on the accuracy of our financial guidance. Such fluctuations in foreign currency rates relative to the U.S. dollar may cause our actual results to differ materially from those anticipated in our guidance and have a material adverse effect on our business or results of operations. We note that the upcoming withdrawal of the U.K. from the E.U. may negatively impact the value of the British Pound as compared to the U.S. dollar and other currencies as the U.K. negotiates and executes its exit from the E.U., which is currently expected to occur on March 29, 2019.

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

As of December 31, 2018, we employed approximately 11,700 people worldwide in our continuing operations businesses. While we have no reason to believe that we will be impacted by work stoppages or other labor matters, we cannot assure that future issues with our team members or labor unions will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our team members. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce.

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

We are the subject of a securities class action lawsuit and a stockholder derivative lawsuit. These lawsuits generally cover the time period from February 2008 to February 2009 and allege, among other things, that certain of our SEC filings and other public statements contained false and misleading statements which resulted in damages to the Company, the plaintiffs and the members of the purported class when they purchased our securities and that there were breaches of fiduciary duties. The complaints seek, among other things, unspecified compensatory damages, costs and expenses. As a result, we are unable to estimate a possible loss or a range of losses for these lawsuits. We believe that the allegations in the securities suit and allegations in the stockholder derivative claim are without merit, and we and the named executive will vigorously defend against them. We believe that we have acted, and continue to act, in compliance with federal securities laws and Delaware law with respect to these matters. On February 13, 2019, the Company and the plaintiffs filed a joint letter to the court indicating that an agreement in principle to settle the securities suit had been reached subject to court approval.  The settlement amount is covered by insurance and not material to the financial results of the Company.  Until the settlement is finalized and ordered by the court, the outcome of both lawsuits cannot be predicted and, if determined adversely, could ultimately result in us incurring significant liabilities. See Note Q – “Litigation and Contingencies,” in the Notes to the Consolidated Financial Statements for more information on our securities class action lawsuit and stockholder derivative lawsuit.

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

We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers and other business partners), and to manage or support a variety of critical business processes and activities. As technology continues to evolve, we anticipate that we will collect and store even more data in the future and that our systems will increasingly use remote communication. We continuously seek to maintain a robust program of information security and controls, but these systems may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. A failure of or breach in information technology security, particularly through malicious cyber-attacks which are increasing in both frequency and sophistication by both state and non-state actors, could expose us and our customers, distributors and suppliers to risks of misuse of information or systems, the compromise of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. In addition, such breaches in security could result in misstated financial information, regulatory action, fines and litigation, and other potential liabilities, as well as the costs and operational consequences of implementing further data protection measures, each of which could have a material adverse effect on our business or results of operations.

The current cyber threat environment indicates increased risk for all companies. Like other global companies, we have experienced cyber threats and incidents, although none have had a material adverse effect on our business or financial condition. Our information security efforts include programs designed to address security governance, identification and protection of critical assets, insider risk, third-party risk and cyber defense operations. While these measures are designed to reduce the risk of a breach or failure of our information technology systems, no security measures or countermeasures can guarantee that the Company will not experience a significant information security incident in the future.

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

As of December 31, 2018, our principal manufacturing, warehouse, service and office facilities comprised a total of approximately 8 million square feet of space worldwide. The following table outlines the principal manufacturing, warehouse, service and office facilities owned or leased (as indicated below) by the Company and its subsidiaries in relation to our continuing businesses:

BUSINESS SEGMENT	FACILITY LOCATION	BUSINESS SEGMENT	FACILITY LOCATION

Corporate/Other	Westport, Connecticut (1)	MP	Louisville, Kentucky
	Schaffhausen, Switzerland		Durand, Michigan
AWP	Rock Hill, South Carolina		Coalville, England
	Moses Lake, Washington (1)		Hosur, India
	North Bend, Washington (1)		Subang Jaya, Malaysia (1)
	Redmond, Washington (1)		Omagh, Northern Ireland
	Changzhou, China		Dungannon, Northern Ireland
	Umbertide, Italy		Newton, New Hampshire
	Darra, Australia (1)		Ballymoney, Northern Ireland
	Singapore (1)		Canton, South Dakota
Cranes	Watertown, South Dakota (1)		Fort Wayne, Indiana
	Huron, South Dakota		Bad Schönborn, Germany
	Brisbane, Australia (1)	Multiple Business Segments	Southaven, Mississippi (1)
	Betim, Brazil (1) (2)		Oklahoma City, Oklahoma
Long Crendon, England (1)
Zweibrücken-Dinglerstrasse, Germany
Zweibrücken-Wallerscheid, Germany
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

For information concerning litigation and other contingencies and uncertainties, including our securities class action and stockholder derivative lawsuits as well as proceedings involving certain former shareholders of Demag Cranes AG, see Note Q – “Litigation and Contingencies,” in the Notes to the Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $.01 per share (“Common Stock”) is traded on the New York Stock Exchange (“NYSE”) under the symbol “TEX.” Certain of our debt agreements contain restrictions as to the payment of cash dividends to stockholders. In addition, Delaware law limits payment of dividends. In the first quarter of 2019, the Company’s Board of Directors declared a dividend of $0.11 per share to be paid on March 19, 2019 to all stockholders of record as of the close of business on March 8, 2019. Any additional payments of dividends will depend upon our financial condition, capital requirements and earnings, as well as other factors that the Board of Directors may deem relevant.

As of February 20, 2019, there were 620 stockholders of record of our Common Stock.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of $100 invested in our Common Stock, the Standard & Poor’s 500 Stock Index and the Peer Group (as defined below) for the period commencing December 31, 2013 through December 31, 2018. The cumulative total stockholder return assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance. The companies in the Peer Group are weighted by market capitalization.

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

	12/13	12/14	12/15	12/16	12/17	12/18
Terex Corporation	100.00	66.76	44.71	77.24	119.17	68.86
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
Peer Group	100.00	97.55	87.59	109.14	143.65	121.26
Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended December 31, 2018 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
October 1, 2018 – October 31, 2018	1,578	$39.60	—	$300,000
November 1, 2018 – November 30, 2018	1,483,421	$31.11	1,481,447	$253,913
December 1, 2018 – December 31, 2018	1,901,226	$28.43	1,896,445	$200,000
Total	3,386,225	$29.61	3,377,892	$200,000

(1)	Amount includes shares of common stock purchased to satisfy requirements under the Company’s deferred compensation obligations to employees.

(2)	In July 2018, our Board of Directors authorized and the Company publicly announced the repurchase of up to an additional $300 million of the Company’s outstanding common shares.

ITEM 6.	SELECTED FINANCIAL DATA

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

(in millions, except per share amounts and employees)

	AS OF OR FOR THE YEAR ENDED DECEMBER 31,
	2018	2017	2016	2015	2014
SUMMARY OF OPERATIONS
Net sales	$5,125.0	$4,363.4	$4,443.1	$5,021.7	$5,484.0
Income (loss) from operations	293.3	179.9	(141.8)	328.0	406.5
Income (loss) from continuing operations	111.3	60.0	(193.3)	128.2	252.0
Income (loss) from discontinued operations – net of tax	—	—	14.3	17.4	8.9
Gain (loss) on disposition of discontinued operations – net of tax	2.4	68.7	3.5	3.4	58.6
Net income (loss) attributable to common stockholders	113.7	128.7	(176.1)	145.9	319.0
Per Common and Common Equivalent Share:
Basic attributable to common stockholders
Income (loss) from continuing operations	$1.48	$0.65	$(1.79)	$1.20	$2.31
Income (loss) from discontinued operations – net of tax	—	—	0.13	0.13	0.06
Gain (loss) on disposition of discontinued operations – net of tax	0.03	0.74	0.03	0.03	0.54
Net income (loss) attributable to common stockholders	1.51	1.39	(1.63)	1.36	2.91
Diluted attributable to common stockholders
Income (loss) from continuing operations	$1.45	$0.63	$(1.79)	$1.17	$2.22
Income (loss) from discontinued operations – net of tax	—	—	0.13	0.13	0.06
Gain (loss) on disposition of discontinued operations – net of tax	0.03	0.73	0.03	0.03	0.51
Net income (loss) attributable to common stockholders	1.48	1.36	(1.63)	1.33	2.79

CURRENT ASSETS AND LIABILITIES
Current assets	$2,423.0	$2,383.0	$2,700.5	$3,140.2	$3,352.3
Current liabilities	1,214.7	1,035.5	1,407.0	1,458.6	1,643.0
PROPERTY, PLANT AND EQUIPMENT
Net property, plant and equipment	$345.6	$311.0	$304.6	$371.9	$339.7
Capital expenditures	(103.8)	(43.5)	(58.1)	(81.5)	(58.3)
Depreciation	53.3	59.9	65.5	63.9	70.4
TOTAL ASSETS	$3,485.9	$3,462.5	$5,006.8	$5,616.0	$5,903.3

CAPITALIZATION
Long-term debt and notes payable (includes capital leases)	$1,219.4	$984.8	$1,575.8	$1,796.2	$1,754.8
Total Terex Corporation Stockholders’ Equity	860.5	1,222.0	1,484.7	1,877.4	2,005.9
Dividends per share of Common Stock	0.40	0.32	0.28	0.24	0.20
Shares of Common Stock outstanding at year end	69.6	80.2	105.0	107.7	105.4
EMPLOYEES (1)	11,700	10,700	11,300	13,700	13,400
For more information on items that affect comparability among the years, see Note D - “Discontinued Operations and Other Divestitures” in the Notes to the Consolidated Financial Statements.

(1) Excludes approximately 6,800, 6,700, and 7,000, MHPS employees in years 2016, 2015 and 2014, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a global manufacturer of aerial work platforms, cranes and materials processing machinery. We design, build and support products used in construction, maintenance, manufacturing, energy, minerals and materials management applications. Our products are manufactured in North and South America, Europe, Australia and Asia and sold worldwide. We engage with customers through all stages of the product life cycle, from initial specification and financing to parts and service support. We manage and report our business in the following segments: (i) AWP; (ii) Cranes; and (iii) MP. Please refer to Note B - “Business Segment Information” in the accompanying Consolidated Financial Statements for further information about our reportable segments.

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

We discuss forward looking information related to expected earnings per share (“EPS”) excluding restructuring charges and other items. Our 2019 outlook for earnings per share is a non-GAAP financial measure because it excludes items such as restructuring and other related charges, transformation costs, gains and losses on divestitures and other unusual items. The Company is not able to reconcile these forward-looking non-GAAP financial measures to their most directly comparable forward-looking GAAP financial measures without unreasonable efforts because the Company is unable to predict with a reasonable degree of certainty the exact timing and impact of such items. The unavailable information could have a significant impact on the Company’s full-year 2019 GAAP financial results. Adjusted EPS provides guidance to investors about our EPS expectations excluding restructuring and other charges that we do not believe are reflective of our ongoing operations.

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

Overview

Focus, Simplify and Execute to Win are the three pillars of our business strategy. We continued to implement the elements of our strategy in 2018 and the beginning of 2019. The announced sale of our Demag® mobile crane business and the decision to exit the mobile crane product lines manufactured at our Oklahoma City facility, are expected to improve Terex’s operating results by Focusing the portfolio on our high performing businesses. We simplified key elements of our infrastructure, including implementing a new global performance management system, consolidating to a single chart of accounts and up-grading our primary ERP system. We continue to invest in our Execute to Win business system, which remains focused on enhancing our capabilities by investing in people, processes and tools in our three priority areas: Commercial Excellence, Parts and Lifecycle Solutions and Strategic Sourcing. We are seeing the benefits of these investments in our broad-based growth, market share gains and price realization. We continued to develop our Parts and Services organization in the fourth quarter and our strategic sourcing initiative continues to make progress.

Global demand for our products continues to grow. For the full year 2018, we increased sales, operating margin and backlog in AWP and MP. However, Cranes’ performance was negatively impacted by operational challenges. In Cranes, improvements made in materials management, including closer coordination with our supply base, enabled better manufacturing productivity and customer deliveries in the fourth quarter, but this was not enough to overcome weaker performance in the first nine months of 2018. Overall, we see positive momentum in our backlog (firm orders expected to be filled within one year) for our segments, which was up 19% year-over-year, excluding Corporate and Other.

An important development in 2018 was the announcement of the Section 232 tariffs on steel imports into the United States. Steel prices had been trending up and market prices and futures prices for steel have risen dramatically since the beginning of 2018. We addressed the significant increase in steel prices by implementing surcharges on product lines that were impacted by these increases. We are working closely with our customers, being open and transparent, to share increases equitably with them. Another significant change in market dynamics was the implementation of Section 301 tariffs on certain Chinese imports beginning in early July 2018. We have been working to mitigate the impact of these China tariffs as much as possible through various strategies, including duty drawbacks. However, these developments contributed to increased material costs in 2018, primarily in our AWP segment, and these increased costs are expected to continue in 2019. See Part I, Item 1A - “Risk Factors - Changes in import/export regulatory regimes, the imposition of tariffs and escalation of global trade conflicts could continue to negatively impact our business” for more information on the impact of tariffs on us.

Our AWP segment’s 2018 results included continued strong net sales driven by growth in North America. Operating margins improved primarily due to production efficiencies which more than offset material cost headwinds. AWP bookings in the fourth quarter were similar to last year and our backlog is up 14% on a year-over-year basis, reflecting continued strong global demand for our AWP products. We are encouraged by the strength of the North American rental markets where our customers continue to anticipate growth and continue to increase their capital expenditure plans. We expect margin improvement for the full year 2019 versus 2018 on incremental sales volume although higher material costs are anticipated to continue to be headwinds.

Our Cranes segment underperformed through the first three quarters of 2018 inhibited by supply continuity issues but returned to profitability in the fourth quarter of 2018. Although, the global Cranes markets are generally stable, our mobile cranes operations had challenges meeting customer demand in 2018 for All Terrain cranes built in Zweibrucken, Germany, and mobile cranes produced in Oklahoma City. We expect the global market for tower cranes to be relatively stable at a healthy level in 2019, and that our towers cranes team will continue to execute at a high level. Finally, the Utilities team will remain focused on implementing its manufacturing strategy and executing its new product and service development plans designed to gain share in a stable market environment.

Our MP segment had another strong year, with its operating profit improving on increased net sales, despite material cost headwinds. Growth was driven by our mobile crushing and screening and scrap material handling product lines. Broad-based economic growth, construction activity, aggregate consumption and environmental regulatory change continue to be primary drivers of demand for our crushing and screening equipment. Demand for material handlers is also expected to remain strong, and the markets for our environmental products are growing. We are encouraged by our backlog for the segment, which is up 54% compared to prior year. We expect sales to grow modestly and margins to remain strong in 2019.

Our 2019 outlook assumes that Brexit will not significantly impact our operations. However, given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. will have on us, particularly for our MP segment which has significant manufacturing facilities in Northern Ireland. We are taking measures to mitigate potential supply chain disruptions as a result of Brexit and will continue to closely monitor and assess events as they occur.

Geographically, our largest market is North America, which represents approximately 55% of our global sales in continuing operations. Our sales grew globally, with sales up by double digit percentages in North America, Europe, Asia Pacific and Latin America.

We continued to execute our disciplined capital allocation strategy in 2018. We are making strategic investments in our businesses. We initiated strategic investments to expand our global manufacturing footprint including a new Utilities manufacturing center in South Dakota, MP locations in the U.K. and India and AWP facilities in China. These actions are consistent with our disciplined capital allocation strategy, making investments in high performing businesses that significantly out-earn their cost of capital over the cycle. We continued to invest in our Transformation priority areas that underpin our long-term improvement plans. We also continued to return capital to shareholders. Throughout 2018 we re-purchased 11.4 million shares of Terex stock, returning $425 million dollars to our shareholders. In July 2018, our Board of Directors authorized the repurchase of up to an additional $300 million of Terex stock, with $200 million remaining on this authorization. The timing of share repurchases will be based on available liquidity, cash flows, general market conditions and compliance with covenants in our debt agreements. Finally, our Board of Directors approved increasing our quarterly dividend in 2019 by 10% to $0.11 per share.

We expect to achieve significant financial improvements by executing the portfolio actions described above. In addition, we are well positioned to benefit from the ongoing implementation of our Simplify and Execute to Win initiatives. The following guidance is for continuing operations, which excludes the elements of our former Cranes segment that we are divesting and exiting. We expect 2019 earnings per share (“EPS”) to be between $3.60 and $4.20, excluding restructuring and other unusual items, on net sales of approximately $4.7 billion.

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

Terex management and Board of Directors use ROIC as one measure to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Terex Corporation stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at December 31, 2018 was 16.8%.

Amounts described below are reported in millions of U.S. dollars, except for the annualized effective tax rates. Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Dec ’18	Sep '18	Jun '18	Mar '18	Dec ’17
Annualized effective tax rate as adjusted	22.2%	22.2%	22.2%	22.2%
Income (loss) from operations as adjusted	$64.7	$83.6	$116.1	$71.2
Multiplied by: 1 minus annualized effective tax rate	77.8%	77.8%	77.8%	77.8%
Adjusted net operating income (loss) after tax	$50.3	$65.0	$90.3	$55.4
Debt, as defined above	$1,219.4	$1,133.4	$1,094.2	$1,083.0	$984.8
Less: Cash and cash equivalents as adjusted	(372.1)	(329.5)	(377.1)	(451.4)	(630.1)
Debt less Cash and cash equivalents as adjusted	$847.3	$803.9	$717.1	$631.6	$354.7
Total Terex Corporation stockholders’ equity as adjusted	$768.0	$846.4	$803.2	$930.3	$1,043.8
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$1,615.3	$1,650.3	$1,520.3	$1,561.9	$1,398.5

December 31, 2018 ROIC	16.8%
NOPAT, as adjusted (last 4 quarters)	$261.0
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity, as adjusted (5 quarters)	$1,549.3

	Three months ended 12/31/18	Three months ended 9/30/18	Three months ended 6/30/18	Three months ended 3/31/18
Reconciliation of income (loss) from operations:
Income (loss) from operations, as reported	$46.7	$71.9	$103.4	$71.3
Adjustments:
Restructuring and related	8.0	2.6	6.9	(2.2)
Transformation	10.8	10.0	7.8	7.3
Other	(0.6)	—	—	(2.8)
(Income) loss from TFS	(0.2)	(0.9)	(2.0)	(2.4)
Income (loss) from operations, as adjusted	$64.7	$83.6	$116.1	$71.2

	As of 12/31/18	As of 9/30/18	As of 6/30/18	As of 3/31/18	As of 12/31/17
Reconciliation of Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$368.0	$326.0	$373.6	$447.9	$626.5
Cash and cash equivalents - assets held for sale	4.1	3.5	3.5	3.5	3.6
Cash and cash equivalents, as adjusted	$372.1	$329.5	$377.1	$451.4	$630.1

Debt, as defined above	$1,219.4	$1,133.4	$1,094.2	$1,083.0	$984.8

Reconciliation of Terex Corporation stockholders’ equity:
Terex Corporation stockholders’ equity as reported	$860.5	$974.1	$947.6	$1,078.4	$1,222.0
TFS Assets	(185.1)	(149.0)	(154.0)	(152.0)	(181.7)
Effects of adjustments, net of tax:
Deal related	5.3	5.3	5.3	5.3	5.3
Restructuring and related	6.2	—	(2.0)	(7.4)	(5.7)
Transformation	35.2	26.8	19.0	12.9	7.2
Extinguishment of debt	0.5	0.5	0.5	0.5	—
Pension annuitization (1)	52.1	—	—	—	—
Other	1.0	(3.8)	(6.4)	(2.2)	—
(Income) loss from TFS	(7.7)	(7.5)	(6.8)	(5.2)	(3.3)
Terex Corporation stockholders’ equity, as adjusted	$768.0	$846.4	$803.2	$930.3	$1,043.8

(1)
In November 2018, we entered into a contract for a group annuity to transfer the obligation to pay the remaining retirement benefits of all plan participants in our U.S. defined benefit plan to an insurance company (“Pension Annuitization”). See Note O – “Retirement Plans and Other Benefits” in the Notes to the Consolidated Financial Statements for more information on the Pension Annuitization.

Year Ended December 31, 2018	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$148.7	$(37.4)	25.2%
Effect of adjustments:
Restructuring and related	14.7	(2.8)
Transformation	35.9	(5.7)
Extinguishment of debt	0.7	(0.1)
Pension annuitization	67.0	(24.4)
Other	1.1	0.6
Tax related	—	10.3
As adjusted	268.1	(59.5)	22.2%

RESULTS OF OPERATIONS

2018 COMPARED WITH 2017

Consolidated

	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$5,125.0	—	$4,363.4	—	17.5%
Gross profit	$966.8	18.9%	$816.0	18.7%	18.5%
SG&A	$673.5	13.1%	$636.1	14.6%	5.9%
Income (loss) from operations	$293.3	5.7%	$179.9	4.1%	63.0%

Net sales for the year ended December 31, 2018 increased $761.6 million when compared to 2017. The increase in net sales was primarily due to higher demand for equipment in all segments. Changes in foreign exchange rates positively impacted consolidated net sales by approximately $83 million.

Gross profit for the year ended December 31, 2018 increased $150.8 million when compared to 2017. The increase was primarily due to higher sales and production volume and the positive impact of foreign exchange rate changes in all segments, partially offset by increased material costs across all segments, supply chain challenges in our mobile cranes operations and reductions taken in the prior year to severance accruals in our Cranes segment.

SG&A costs for the year ended December 31, 2018 increased $37.4 million when compared to 2017 primarily due to planned engineering and strategic sourcing spending.

Income from operations increased by $113.4 million for the year ended December 31, 2018 when compared to 2017. The increase was primarily due to higher sales and production volume and the positive effects of exchange rate changes in all segments, partially offset by increased material costs across all segments, supply chain challenges in our mobile cranes operations, reductions taken in the prior year to severance accruals in our Cranes segment and higher selling and administrative costs associated with planned engineering and strategic sourcing spending.

Aerial Work Platforms

	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,559.7	—	$2,071.5	—	23.6%
Income from operations	$261.0	10.2%	$170.3	8.2%	53.3%

Net sales for the AWP segment for the year ended December 31, 2018 increased $488.2 million when compared to 2017 primarily due to higher broad-based demand for aerial equipment in North America, Western Europe and China as well as telehandlers in North America from a combination of fleet replacement and growth in rental fleets due to improving rental utilization rates. Net sales were positively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $46 million.

Income from operations for the year ended December 31, 2018 increased $90.7 million when compared to 2017. The increase was primarily due to increased sales volume, improved factory utilization and the positive impact of foreign exchange rate changes, partially offset by increased material costs, driven by higher steel prices and tariffs, and higher selling and administrative costs associated with planned engineering and strategic sourcing spending.

Cranes

	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,315.0	—	$1,194.0	—	10.1%
Loss from operations	$(45.3)	(3.4)%	$(14.1)	(1.2)%	(221.3)%

Net sales for the Cranes segment for the year ended December 31, 2018 increased by $121.0 million when compared to 2017 primarily due to higher demand for mobile cranes, including new product introductions, tower cranes in North America and Asia and utility equipment. These increases were generally from favorable macroeconomic trends and construction activity. Net sales were positively impacted by the effects of foreign exchange rate changes, particularly in Europe, of approximately $22 million.

Loss from operations for the year ended December 31, 2018 increased by $31.2 million when compared to 2017. The increase in operating loss was primarily due to supply chain challenges in our mobile cranes operations in the first nine months of 2018, material cost increases, a non-cash impairment charge and reductions taken in the prior year to severance accruals, partially offset by increased sales volume and a favorable change in our sales mix.

Materials Processing

	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,256.8	—	$1,072.5	—	17.2%
Income from operations	$167.5	13.3%	$125.1	11.7%	33.9%

Net sales for the MP segment increased by $184.3 million for the year ended December 31, 2018 when compared to 2017 primarily due to higher demand for mobile crushing and screening equipment and parts as a result of broad-based economic growth, construction activity and aggregate consumption and increased material handler sales from a stronger scrap market. These increases were partially offset by lower demand for concrete mixer trucks in North America due to emission regulations associated with sales of refurbished trucks. Net sales were positively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $15 million.

Income from operations for the year ended December 31, 2018 increased $42.4 million when compared to 2017 primarily due to increased sales and production volume, partially offset by higher selling and administrative costs associated with planned engineering and strategic sourcing spending.

Corporate and Other / Eliminations

	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(6.5)	—	$25.4	—	(125.6)%
Loss from operations	$(89.9)	*	$(101.4)	*	11.3%

*	Not a meaningful percentage

Net sales amounts in 2018 include on-book financing of TFS and elimination of intercompany sales activity among segments while net sales in 2017 included sales in various construction equipment product lines. The net sales decrease is primarily attributable to approximately $76 million related to divestiture of construction product lines and lower governmental sales, partially offset by lower intercompany sales eliminations and increased TFS revenue from syndications in 2018.

Loss from operations decreased $11.5 million for the year ended December 31, 2018 when compared to 2017. The decrease in operating loss is primarily due to lower general and administrative expenses, partially offset by gains in the prior year on the sale of certain construction product line assets.

Interest Expense, Net of Interest Income

During the year ended December 31, 2018, our interest expense, net of interest income, was $64.2 million, or $3.6 million higher than the prior year due to increased borrowings at higher interest rates on floating rate instruments.

Loss on Early Extinguishment of Debt

During the year ended December 31, 2018, we recorded a loss on early extinguishment of debt of $0.7 million as a result of an amendment to the 2017 Credit Agreement which lowered the interest rate on the Company’s senior secured term loan by 25 basis points. During the year ended December 31, 2017, we recorded a loss on early extinguishment of debt of $52.6 million primarily related to the termination of our 2014 Credit Agreement and retirement of our 6% Notes (as defined below) and 6-1/2% Notes (as defined below), all as further described in Note M - “Long-Term Obligations”.

Other Income (Expense) — Net

Other income (expense) – net for the year ended December 31, 2018 was a loss of $79.7 million, compared to a gain of $45.3 million in 2017. The change was due primarily to a loss of approximately $67 million related to the settlement of our U.S. defined benefit pension plan, as described in Note O - “Retirement Plans and Other Benefits”, and a net gain recorded in the prior year from the sale of Konecranes shares of $42.0 million and related dividend income of $13.5 million, as described in Note D - “Discontinued Operations And Other Divestitures”.

Income Taxes

During the year ended December 31, 2018, we recognized an income tax expense of $37.4 million on income of $148.7 million, an effective tax rate of 25.2%, as compared to an income tax expense of $52.0 million on income of $112.0 million, an effective tax rate of 46.4%, for the year ended December 31, 2017. The lower effective tax rate for the year ended December 31, 2018 was primarily due to less tax expense associated with the impact of H.R. 1 “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (the “2017 Federal Tax Act”) and higher benefits from the resolution of tax audits, partially offset by less favorable jurisdictional mix and character of earnings.

Gain (Loss) on Disposition of Discontinued Operations

During the year ended December 31, 2018, we recognized a gain on disposition of discontinued operations - net of tax of $2.4 million, due primarily to a gain of $2.7 million related to the prior sale of our Atlas heavy construction equipment and knuckle-boom cranes businesses (“Atlas”). During the year ended December 31, 2017, we recognized a gain on disposition of discontinued operations - net of tax of $68.7 million, related primarily to the sale of our MHPS business.

2017 COMPARED WITH 2016

Consolidated

	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$4,363.4	—	$4,443.1	—	(1.8)%
Gross profit	$816.0	18.7%	$712.4	16.0%	14.5%
SG&A	$636.1	14.6%	$678.2	15.3%	(6.2)%
Goodwill impairment	$—	—%	$176.0	4.0%	*
Income (loss) from operations	$179.9	4.1%	$(141.8)	(3.2)%	226.9%
*    Not a meaningful percentage

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

SG&A costs for the year ended December 31, 2017 decreased $42.1 million when compared to 2016. The decrease was primarily due to reduced costs associated with the divestiture of certain construction product lines in Corporate and severance in Cranes, partially offset by greater investment in our transformation initiatives in 2017 and higher accruals for team member incentive compensation due to improved Company performance in 2017.

In the year ended December 31, 2016, we recorded a non-cash impairment charge of approximately $176 million to write down the value of goodwill due to deteriorating market conditions in our Cranes segment.

Income from operations increased by $321.7 million for the year ended December 31, 2017 when compared to 2016. The increase was primarily due to year-over-year operating improvement in our Cranes segment mostly due to charges taken in 2016 that did not recur in 2017, reductions to severance accruals and warranty costs and structural cost savings as well as higher sales volume in our MP segment, partially offset by lower operating performance in our AWP segment, mostly due to changes in customer mix and increased commodity prices (primarily steel related).

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

Cranes

	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,194.0	—	$1,274.5	—	(6.3)%
Income (loss) from operations	$(14.1)	(1.2)%	$(318.5)	(25.0)%	95.6%

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

Loss from operations for the year ended December 31, 2017 decreased by $304.4 million when compared to 2016. The year-over-year improvement was primarily driven by charges taken in 2016 that did not recur in 2017 which included an approximately $176 million goodwill impairment charge, approximately $92 million for severance and restructuring charges, approximately $20 million for asset impairment charges in Europe, Asia and the U.S. and approximately $17 million of charges for increased warranty and inventory reserves. Year-over-year improvement was also due to reductions to severance accruals established in the fourth quarter of the prior year as production volumes are expected to exceed earlier forecasts, requiring us to maintain a higher headcount, reduced warranty costs and structural cost savings. The improvement was partially offset by lower sales volume, primarily with respect to large crawler and rough terrain cranes, and increased commodity prices.

Materials Processing

	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,072.5	—	$944.5	—	13.6%
Income (loss) from operations	$125.1	11.7%	$86.6	9.2%	44.5%

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

Corporate and Other/Eliminations

	2017		2016
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$25.4	—	$246.3	—	(89.7)%
Income (loss) from operations	$(101.4)	*	$(87.3)	*	(16.2)%
*             Not a meaningful percentage

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

Loss from operations increased 14.1 million for the year ended December 31, 2017 when compared to 2016, primarily attributable to greater investment in our transformation initiatives and higher accruals for team member incentive compensation, partially offset by gains on the sale of certain construction product line assets and operating losses from divested construction product lines incurred in the prior year.

Interest Expense, Net of Interest Income

During the year ended December 31, 2017, our interest expense, net of interest income, was $60.6 million, or $37.1 million lower than the prior year due to lower borrowings at lower interest rates.

Loss on Early Extinguishment of Debt

During the year ended December 31, 2017, we recorded a loss on early extinguishment of debt of $52.6 million related to the termination of our 2014 Credit Agreement, the retirement of our 6% Notes (as defined below) and 6-1/2% Notes (as defined below) and an amendment related to the 2017 Credit Agreement which lowered the interest rate on the Company’s senior secured term loan by 0.25%, all as further described in Note M - “Long-Term Obligations”

Other Income (Expense) — Net

Other income (expense) – net for the year ended December 31, 2017 was income of $45.3 million, a $76.1 million increase in income when compared to the same period in the prior year. As described in Note D - “Discontinued Operations and Other Divestitures”, we sold all Konecranes shares received in connection with sale of MHPS. During the year ended December 31, 2017, we recorded a net gain from the sale of shares of $42.0 million, including $41.6 million attributable to foreign exchange rate changes, and recorded related dividend income of $13.5 million. Additionally, increased income in the current year period is attributable to merger-related costs incurred and asset impairments taken in the prior year, partially offset by increased losses from foreign currency exchange in the current year.

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

Gain (Loss) on Disposition of Discontinued Operations

During the year ended December 31, 2017, we recognized a gain on disposition of discontinued operations - net of tax of $65.7 million related to the sale of our MHPS business and $3.0 million due to contractual earnout payments related to the sale of Atlas. During the year ended December 31, 2016, we recognized a gain on disposition of discontinued operations - net of tax of $3.5 million, related primarily to Atlas contractual earnout payments.

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

We believe the following are among our most significant accounting policies which are important in determining the reporting of transactions and events and which utilize estimates about the effect of matters that are inherently uncertain and therefore are based on management judgment. Please refer to Note A – “Basis of Presentation” in the accompanying Consolidated Financial Statements for a listing of our accounting policies.

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

Revenue Recognition – We recognize revenue when goods or services are transferred to customers in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. In determining when and how revenue is recognized from contracts with customers, we perform the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The majority of our revenue is recognized at the time of shipment, at the net sales price (transaction price). Estimates of variable consideration, such as volume discounts and rebates, reduce transaction price when it is probable that a customer will attain these types of sales incentives. These estimates are primarily derived from contractual terms and historical experience.

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

Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which discrete financial information with similar economic characteristics is available and operating results are regularly reviewed by our chief operating decision maker. We have three reportable segments: AWP, Cranes and MP. All operating segments are comprised of one reporting unit. Only AWP and MP goodwill is tested for impairment as Cranes goodwill was fully impaired in 2016.

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

The quantitative goodwill impairment analysis is used to identify potential impairment by comparing fair value of a reporting unit with its carrying amount. We use an income approach, along with other relevant market information, derived from a discounted cash flow model to estimate fair value of our reporting units. The aggregate fair value of our reporting units is compared to our market capitalization on the valuation date to assess its reasonableness. Initial recognition of goodwill, as well as the annual review of carrying value of goodwill, requires that we develop estimates of future business performance. These estimates are used to derive expected cash flows and include assumptions regarding future sales levels and the level of working capital needed to support a given business. We rely on data developed by business segment management as well as macroeconomic data in making these calculations. The discounted cash flow model also includes a determination of our weighted average cost of capital by reporting unit. Cost of capital is based on assumptions about interest rates as well as a risk-adjusted rate of return required by our equity investors. Changes in these estimates can impact present value of expected cash flows used in determining fair value of a reporting unit. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any, would be recognized. The loss recognized would not exceed total amount of goodwill allocated to that reporting unit.

See Note J – “Goodwill and Intangible Assets, Net” and Note D – “Discontinued Operations and Other Divestitures” in the Notes to the Consolidated Financial Statements for further information.

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

Defined Benefit Plans – Pension benefits represent financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. As of December 31, 2018, we maintained a nonqualified Supplemental Executive Retirement Plan (the “U.S. SERP”) for certain U.S. employees. The U.S. SERP provides retirement benefits to certain senior executives of the Company and is unfunded. Generally, the U.S. SERP provides a benefit based on average total compensation earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program, excluding salary deferrals and matching contributions. In addition, benefits are reduced by Social Security Primary Insurance Amounts attributable to Company contributions. Participation in the U.S. SERP is frozen; however, eligible participants are credited with post-freeze service for purposes of determining vesting and the amount of benefits.

We maintain defined benefit plans in France, Germany, India, Switzerland and the U.K. for some of our subsidiaries. The plans in France, Germany and India are unfunded plans. The plan in the U.K. is frozen. Participation in the German plans is frozen; however, eligible participants are credited with post-freeze service for purposes of determining vesting and the amount of benefits. For our operations in Italy, there are mandatory termination indemnity plans providing a benefit payable upon termination of employment in substantially all cases of termination. We record this obligation based on the mandated requirements. The measure of the current obligation is not dependent on the employees’ future service and therefore is measured at current value.

Plan assets consist primarily of common stocks, bonds and short-term cash equivalent funds. For non-U.S. funded plans, approximately 21% of the assets are in equity securities, 76% are in fixed income securities and 3% are in real estate investment securities. These allocations are reviewed periodically and updated to meet the long-term goals of the plans.

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

Expected long-term rates of return on pension plan assets were 4.50% for the U.K. plan and 2.00% for the Swiss plan at December 31, 2018. Our strategy with regard to the investments in the pension plans is to earn a rate of return sufficient to match or exceed the long-term growth of pension liabilities. The expected rate of return of plan assets represents an estimate of long-term returns on the investment portfolio. These rates are determined annually by management based on a weighted average of current and historical market trends, historical portfolio performance and the portfolio mix of investments. The expected long-term rate of return on plan assets at December 31 is used to measure the earnings effects for the subsequent year. The difference between the expected return and the actual return on plan assets affects the calculated value of plan assets and, ultimately, future pension expense (income).

The discount rates were 4.41% for the U.S. SERP and 0.95% to 10.71% with a weighted average of 2.39% for non-U.S. plans at December 31, 2018. The discount rate enables us to estimate the present value of expected future cash flows on the measurement date. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments at the December 31 measurement date. The discount rate at December 31 is used to measure the year-end benefit obligations and the earnings effects on the subsequent year. Typically, a higher discount rate decreases the present value of benefit obligations.

The U.S. SERP has an expected rate of compensation increase of 3.75%. Our U.K. pension plan is frozen so there is no expected rate of compensation increase; however, other Non-U.S. plans’ expected rates of compensation increases were 1.00% to 10.00% with a weighted average for all Non-U.S. plans of 0.98% at December 31, 2018. These estimated annual compensation increases are determined by management every year and are based on historical trends and market indices.

We have recorded the underfunded status of our defined benefit pension plans as a liability and the unrecognized prior service costs and actuarial gains (losses) as an adjustment to Stockholders’ equity on the Consolidated Balance Sheet. The net decrease in the liability and improved funded status of $10.5 million was due to changes in assumptions from the previous year, primarily increases in discount rates, and the positive effect of changes in foreign exchange rates, partially offset by losses incurred on our pension assets.

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

Assumptions used in computing our net pension expense and projected benefit obligation have a significant effect on the amounts reported. A 25 basis point change in each assumption below would have the following effects upon net pension expense and projected benefit obligation, respectively, as of and for the year ended December 31, 2018:

	Increase		Decrease
	Discount Rate	Expected long- term rate of return	Discount Rate	Expected long- term rate of return
	($ amounts in millions)
U. S. Plan:
Net pension expense	$(0.2)	$—	$0.2	$—
Projected benefit obligation	$(3.9)	$—	$4.1	$—

Non-U.S. Plans:
Net pension expense	$0.1	$(0.3)	$(0.1)	$0.3
Projected benefit obligation	$(8.6)	$—	$9.2	$—

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

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP when a SEC registrant does not have the necessary information available, compiled, analyzed, or reviewed in sufficient detail to complete the accounting for certain income tax effects from the 2017 Federal Tax Act. During the fourth quarter of 2017, we recorded provisional amounts for the effects of the 2017 Federal Tax Act pursuant to SAB 118. We recorded measurement period adjustments during 2018 which did not have material effect on our consolidated financial statements. The 2017 provisional amounts were finalized in the fourth quarter of 2018. See Note C - “Income Taxes,” in our Consolidated Financial Statements.

RECENT ACCOUNTING STANDARDS

Please refer to Note A – “Basis of Presentation” in the accompanying Consolidated Financial Statements for a summary of recently issued accounting standards.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business.  At December 31, 2018, we had cash and cash equivalents of $372.1 million and undrawn availability under our revolving line of credit of $363.0 million, giving us total liquidity of approximately $735 million. During the year ended December 31, 2018, our liquidity decreased by approximately $345 million from December 31, 2017 primarily due to share repurchases of $425.0 million as part of our publicly announced plans and capital expenditures of $103.8 million, partially offset by cash provided by our operations of $94.2 million and an increase in the size of the revolving line of credit by $150 million.

Typically, we have invested our cash in a combination of highly rated, liquid money market funds and in short-term bank deposits with large, highly rated banks. Our investment objective is to preserve capital and liquidity while earning a market rate of interest.

We seek to use cash held by our foreign subsidiaries to support our operations and continued growth plans outside and inside the United States through funding of capital expenditures, operating expenses or other similar cash needs of these operations. Most of this cash could be used in the U.S., if necessary. Cash repatriated to the U.S. could be subject to incremental foreign and state taxation. We will continue to seek opportunities to tax-efficiently mobilize and redeploy funds. There are no trends, demands or uncertainties as a result of the Company’s cash deployment strategies that are reasonably likely to have a material effect on us as a whole.

We generated $14.8 million in free cash flow for the year ended December 31, 2018. Higher inventory levels, principally in AWP, and the timing of 301 tariff recoveries impacted free cash flow. We are expecting to generate approximately $165 million of free cash flow in 2019.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

Year Ended 12/31/2018
Net cash provided by (used in) operating activities	94.2
Increase (decrease) in TFS assets	3.4
Capital expenditures	(103.8)
Acquisition of MP Northern Ireland properties	21.0
Free cash flow	$14.8

Our main sources of funding are cash generated from operations, including cash generated from the sale of receivables, loans from our bank credit facilities, and funds raised in capital markets. Pursuant to terms of our trade accounts receivable factoring arrangements, during the year ended December 31, 2018, we sold, without recourse, approximately $940 million of trade accounts receivable to enhance our liquidity. During the year ended December 31, 2018, we also sold approximately $291 million of sales-type leases and commercial loans.

We believe cash generated from operations, including cash generated from the sale of receivables, together with access to our bank credit facilities and cash on hand, provide adequate liquidity to continue to support internal operating initiatives and meet our operating and debt service requirements for at least the next 12 months. See Part I, Item 1A. – “Risk Factors” for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business.

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

Working capital as a percent of trailing three month annualized net sales was 21.1% at December 31, 2018 compared to 21.7% at December 31, 2017.

The following tables show the calculation of our working capital in continuing operations and trailing three months annualized sales as of December 31, 2018 and December 31, 2017 (in millions):

	Three months ended 12/31/18	Three months ended 12/31/17
Net Sales	$1,233.1	$1,063.6
x	4	4
Trailing Three Month Annualized Net Sales	$4,932.4	$4,254.4

	As of 12/31/18	As of 12/31/17
Inventories	$1,212.0	$969.6
Trade Receivables	659.9	579.9
Less: Trade Accounts Payable	(788.2)	(592.4)
Less: Customer Advances	(41.1)	(32.6)
Total Working Capital	$1,042.6	$924.5

On January 31, 2017, we entered into a new credit agreement (as amended, the “2017 Credit Agreement”). On August 17, 2017, we amended the 2017 Credit Agreement to lower our interest rate on the U.S. dollar senior secured term loan (the “Term Loan”) by 25 basis points. On February 28, 2018, we again amended 2017 Credit Agreement to lower the interest rate on the Term Loan by an additional 25 basis points. On April 10, 2018, we amended the 2017 Credit Agreement to increase the size of the revolving line of credit from $450 million to $600 million available through January 31, 2022. The 2017 Credit Agreement allows unlimited incremental commitments, which may be extended at the option of existing or new lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, with incremental amounts in excess of $300 million requiring the Company to satisfy a senior secured leverage ratio contained in the 2017 Credit Agreement. Interest rates charged under the revolving line of credit in the 2017 Credit Agreement are subject to adjustment based on our consolidated leverage ratio. The Term Loan bears interest at a rate of London Interbank Offer Rate (“LIBOR”) plus 2.00%, with a LIBOR floor of 0.75%. See Note M - “Long-Term Obligations,” in our Consolidated Financial Statements for information concerning the 2017 Credit Agreement.

Borrowings under our 2017 Credit Agreement U.S. dollar term loan were $391.4 million and there were $237.0 million revolving credit amounts outstanding as of December 31, 2018. At December 31, 2018, the weighted average interest rate on our term loan was 4.50% and the weighted average interest rate on our revolving credit facility was 5.98%.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

Our investment in TFS financial services assets was approximately $185 million, net at December 31, 2018. We remain focused on expanding financing solutions in key markets like the U.S. and Europe. We also anticipate using TFS to drive incremental sales by increasing direct customer financing through TFS in certain instances.

In February 2015, we announced authorization by our Board of Directors for the repurchase of up to $200 million of our outstanding shares of common stock, of which approximately $131 million of this authorization was utilized prior to January 1, 2017. In February 2017, we announced authorization by our Board of Directors for the repurchase of up to an additional $350 million of our outstanding shares of common stock. In May 2017, we announced the completion of the February 2015 and February 2017 authorizations and our Board of Directors had authorized the repurchase of up to an additional $280 million of our outstanding shares of common stock. In September 2017, we announced the completion of the May 2017 authorization and subsequently that our Board of Directors had authorized the repurchase of up to an additional $225 million of our outstanding shares of common stock. In February 2018, we announced authorization by our Board of Directors for the repurchase of up to an additional $325 million of our outstanding shares of common stock. In July 2018, we announced the completion of the February 2018 authorization and our Board of Directors authorized the repurchase of up to an additional $300 million of our outstanding shares of common stock. During the year ended December 31, 2018, we repurchased a total of 11.4 million shares for $425.0 million. In each quarter of 2018, our Board of Directors declared a dividend of $0.10 per share, which was paid to our shareholders. In the first quarter of 2019, our Board of Directors declared a dividend of $0.11 per share, to be paid on March 19, 2019 to all stockholders of record as of close of business on March 8, 2019.

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

Cash Flows

Cash provided by operations was $94.2 million and $153.0 million for the year ended December 31, 2018 and 2017, respectively.  The decrease was primarily due to higher cash used in working capital, partially offset by increased operating profitability.

Cash used in investing activities for the year ended December 31, 2018 was $85.9 million, compared to $1,535.6 million of cash provided by investing activities for the year ended December 31, 2017.  Cash used in 2018 investing activities was primarily due to capital expenditures as we made strategic investment in the business. Cash provided by investing activities in 2017 was primarily due to cash received from the sale of our MHPS business, including the subsequent sale of Konecranes shares.

Cash used in financing activities was $244.9 million and $1,606.5 million for the year ended December 31, 2018 and 2017, respectively.  The decrease was primarily due to redemption of our 6% Notes and 6-1/2% Notes and a reduction in term loans in the prior year, partially offset by the issuance of our 5-5/8% Notes in the prior year and lower share repurchases in the current year.

Contractual Obligations

The following table sets out our specified contractual obligations at December 31, 2018 (in millions):

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations	$1,567.4	$70.6	$137.7	$347.8	$1,011.3
Capital lease obligations	2.9	0.2	0.6	2.1	—
Operating lease obligations	156.6	32.5	51.0	36.1	37.0
Purchase obligations (1)	684.9	683.7	1.2	—	—
Total	$2,411.8	$787.0	$190.5	$386.0	$1,048.3

(1)	Purchase obligations include non-cancellable and cancellable commitments. In many cases, cancellable commitments contain penalty provisions for cancellation.

Long-term debt obligations include expected interest expense. Interest expense is calculated using fixed interest rates for indebtedness that has fixed rates and the implied forward rates for term loan indebtedness as of December 31, 2018.

As of December 31, 2018, our liability for uncertain income tax positions was $4.0 million.  The amount of reasonably possible payments in 2019 related to our tax audits worldwide is not significant.  Payments may be made in part to mitigate the accrual of interest in connection with income tax audit assessments that may be issued and that we would contest, or may in part be made to settle the matter with tax authorities.  Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with remaining liabilities, we are unable to make a reasonable estimate of the amount and period in which these remaining liabilities might be paid.

Additionally, at December 31, 2018, we had outstanding letters of credit that totaled $75.8 million and had issued $59.2 million in credit guarantees of customer financing to purchase equipment.

We maintain defined benefit pension plans for some of our operations in the United States and Europe. It is our policy to fund the retirement plans at the minimum level required by applicable regulations. In 2018, we made cash contributions and payments to the retirement plans of $14 million, and we estimate that our retirement plan contributions will be approximately $9 million in 2019. Changes in market conditions, changes in our funding levels or actions by governmental agencies may result in accelerated funding requirements in future periods.

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

CONTINGENCIES AND UNCERTAINTIES

Foreign Exchange and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while costs associated with those revenues are only partly incurred in the same currencies. We enter into foreign exchange contracts to manage variability of future cash flows associated with recognized assets or liabilities or forecasted transactions due to changing currency exchange rates.  Primary currencies to which we are exposed are the Euro, British Pound and Australian Dollar. See Risk Factor entitled, “We are subject to currency fluctuations.” in Part I, Item 1A. for further information on our foreign exchange risk.

We manage exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintaining an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary.

See Note K - “Derivative Financial Instruments” in the Notes to the Consolidated Financial Statements for further information about our derivatives and Item 7A. – “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the impact that changes in foreign currency exchange rates and interest rates may have on our financial performance.

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

See Part I, Item 1. – “Business – Safety and Environmental Considerations” for additional discussion of safety and environmental items.

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

Foreign Exchange Risk

Our products are sold in over 100 countries around the world. The reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the Euro, British Pound and Australian dollar. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. dollars at the applicable exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency. Due to the continued volatility of foreign currency exchange rates to the U.S. dollar, fluctuations in currency exchange rates may have an impact on the accuracy of our financial guidance. Such fluctuations in foreign currency rates relative to the U.S. dollar may cause our actual results to differ materially from those anticipated in our guidance and have a material adverse effect on our business or results of operations. We note that the upcoming withdrawal of the U.K. from the E.U. may negatively impact the value of the British Pound as compared to the U.S. dollar and other currencies as the U.K. negotiates and executes its exit from the E.U., which is currently expected to occur on March 29, 2019. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures.

At December 31, 2018, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the year ended December 31, 2018 would have an impact of approximately $20 million on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At December 31, 2018, approximately 51% of our debt was floating rate debt and the weighted average interest rate for all debt was 5.27%.

At December 31, 2018, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at December 31, 2018 would have increased interest expense by approximately $3 million for the year ended December 31, 2018.

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

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items.  Increases in the cost of these materials and components may affect our financial performance.  If we are not able to recover increased raw material or component costs from our customers, our margins could be adversely affected.  During 2018, unfavorable input cost changes in some areas, largely related to steel prices and Section 301 tariffs, were only modestly offset by favorable changes in other areas.  Steel prices in the United States rose considerably starting in the first quarter of 2018. While prices for hot rolled coil steel appear to be trending downward, steel plate prices remain elevated due in large part to the U.S. Commerce Department’s decision to levy tariffs on certain steel and aluminum imports.  In order to offset higher input costs, we implemented steel surcharges on many of our products in the first quarter and continued to apply these surcharges throughout 2018.  Another inflationary pressure on input costs is incremental Section 301 tariffs of 25% on certain Chinese origin goods.  We are utilizing the duty drawback mechanism to offset some of the direct impact of these tariffs; however, the indirect impact of the inflationary pressure on costs throughout the supply chain is leading to higher input costs.  We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs.  For more information on commodities risk, see Part I, Item 1A. – Risk Factors.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of our independent registered public accounting firm and our Consolidated Financial Statements and Financial Statement Schedule are filed pursuant to this Item 8 and are included later in this report. See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2018 and 2017 are as follows (in millions, except per share amounts):

	2018				2017
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net sales	$1,233.1	$1,228.5	$1,402.5	$1,260.9	$1,063.6	$1,111.2	$1,181.7	$1,006.9
Gross profit	223.8	232.8	279.3	230.9	204.0	219.0	240.7	152.3
Net income (loss) from continuing operations	(30.6)	38.4	55.9	47.6	(31.7)	56.6	95.4	(60.3)
Gain (loss) on disposition of discontinued operations – net of tax	(2.4)	0.2	1.9	2.7	5.0	2.6	5.4	55.7
Net income (loss)	(33.0)	38.6	57.8	50.3	(26.7)	59.2	100.8	(4.6)
Per share:
Basic
Net income (loss) from continuing operations	$(0.42)	$0.52	$0.74	$0.60	$(0.38)	$0.64	$0.99	$(0.57)
Gain (loss) on disposition of discontinued operations – net of tax	(0.03)	—	0.03	0.03	0.06	0.03	0.06	0.53
Net income (loss)	(0.45)	0.52	0.77	0.63	(0.32)	0.67	1.05	(0.04)
Diluted
Net income (loss) from continuing operations	$(0.42)	$0.51	$0.73	$0.59	$(0.38)	$0.63	$0.98	$(0.57)
Gain (loss) on disposition of discontinued operations – net of tax	(0.03)	—	0.02	0.03	0.06	0.03	0.06	0.53
Net income (loss)	(0.45)	0.51	0.75	0.62	(0.32)	0.66	1.04	(0.04)

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of December 31, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2018. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

During 2018, we performed a technical upgrade to our main enterprise resource planning system and implemented a new financial consolidation and reporting system. We updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We continued our effort to implement a new global lease accounting system.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	__ (1)	$—	2,697,596
Equity compensation plans not approved by stockholders	—	—	—
Total	—		2,697,596

(1)	This does not include 2,976,227 shares of restricted stock awards and 764,079 shares held in a rabbi trust for a deferred compensation plan.

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

10.21	Employment Letter from Terex Corporation signed by John Sheehan on February 5, 2017 (Incorporated by reference to Exhibit 10.21 of the Form 10-K for the year ended December 31, 2017). ***

10.22
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

10.23
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

10.24	Terex Corporation 2018 Omnibus Incentive Plan (incorporated by reference to Appendix A of the DEFA 14A of Terex Corporation filed with the Commission on April 9, 2018).

21.1	Subsidiaries of Terex Corporation.*

23.1	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP, Stamford, Connecticut.*

24.1	Power of Attorney.*

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002. **

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Exhibit filed with this document.
**	Exhibit furnished with this document.
***	Denotes a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEREX CORPORATION

By:	/s/ John L. Garrison, Jr.	February 25, 2019
John L. Garrison, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ John L. Garrison, Jr	Chairman and Chief Executive	February 25, 2019
John L. Garrison, Jr.	Officer
(Principal Executive Officer)

/s/ John D. Sheehan	Senior Vice President and Chief Financial	February 25, 2019
John D. Sheehan	Officer
(Principal Financial Officer)

/s/ Mark I. Clair	Vice President, Controller and Chief	February 25, 2019
Mark I. Clair	Accounting Officer
(Principal Accounting Officer)

*/s/ Paula H. J. Cholmondeley	Director
Paula H. J. Cholmondeley

*/s/ Don DeFosset	Director
Don DeFosset

*/s/ Thomas J. Hansen	Director
Thomas J. Hansen

*/s/ Matthew P. Hepler	Director
Matthew P. Hepler

*/s/ Raimund Klinkner	Director
Raimund Klinkner

*/s/ Andra M. Rush	Director
Andra M. Rush

*/s/ David A. Sachs	Lead Director
David A. Sachs

*/s/ Oren G. Shaffer	Director
Oren G. Shaffer

*/s/ David C. Wang	Director
David C. Wang

*/s/ Scott W. Wine	Director
Scott W. Wine

*By /s/ John D. Sheehan		February 25, 2019
John D. Sheehan, as Attorney-in-Fact

THIS PAGE IS INTENTIONALLY BLANK

NEXT PAGE IS NUMBERED “F-1”

TEREX CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

TEREX CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2018 AND 2017
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2018

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Terex Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
February 25, 2019

We have served as the Company’s auditor since 1992.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(in millions, except per share data)

	Year Ended December 31,
	2018	2017	2016
Net sales	$5,125.0	$4,363.4	$4,443.1
Cost of goods sold	(4,158.2)	(3,547.4)	(3,730.7)
Gross profit	966.8	816.0	712.4
Selling, general and administrative expenses	(673.5)	(636.1)	(678.2)
Goodwill impairment	—	—	(176.0)
Income (loss) from operations	293.3	179.9	(141.8)
Other income (expense)
Interest income	8.9	6.9	4.3
Interest expense	(73.1)	(67.5)	(102.0)
Loss on early extinguishment of debt	(0.7)	(52.6)	(0.4)
Other income (expense) – net	(79.7)	45.3	(30.8)
Income (loss) from continuing operations before income taxes	148.7	112.0	(270.7)
(Provision for) benefit from income taxes	(37.4)	(52.0)	77.4
Income (loss) from continuing operations	111.3	60.0	(193.3)
Income (loss) from discontinued operations – net of tax	—	—	14.3
Gain (loss) on disposition of discontinued operations – net of tax	2.4	68.7	3.5
Net income (loss)	113.7	128.7	(175.5)
Net loss (income) from continuing operations attributable to noncontrolling interest	—	—	0.3
Net loss (income) from discontinued operations attributable to noncontrolling interest	—	—	(0.9)
Net income (loss) attributable to Terex Corporation	$113.7	$128.7	$(176.1)
Amounts attributable to Terex Corporation common stockholders:
Income (loss) from continuing operations	$111.3	$60.0	$(193.0)
Income (loss) from discontinued operations – net of tax	—	—	13.4
Gain (loss) on disposition of discontinued operations – net of tax	2.4	68.7	3.5
Net income (loss) attributable to Terex Corporation	$113.7	$128.7	$(176.1)
Basic Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$1.48	$0.65	$(1.79)
Income (loss) from discontinued operations – net of tax	—	—	0.13
Gain (loss) on disposition of discontinued operations – net of tax	0.03	0.74	0.03
Net income (loss) attributable to Terex Corporation	$1.51	$1.39	$(1.63)
Diluted Earnings (Loss) per Share Attributable to Terex Corporation Common Stockholders:
Income (loss) from continuing operations	$1.45	$0.63	$(1.79)
Income (loss) from discontinued operations – net of tax	—	—	0.13
Gain (loss) on disposition of discontinued operations – net of tax	0.03	0.73	0.03
Net income (loss) attributable to Terex Corporation	$1.48	$1.36	$(1.63)
Weighted average number of shares outstanding in per share calculation
Basic	75.4	92.8	107.9
Diluted	76.9	94.9	107.9

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$113.7	$128.7	$(175.5)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment, net of (provision for) benefit from taxes of $0.0, $(7.5) and $14.0, respectively	(80.9)	470.6	(123.0)
Derivative hedging adjustment, net of (provision for) benefit from taxes of $1.7, $(1.2) and $1.2, respectively	(6.5)	4.5	(4.7)
Debt and equity securities adjustment, net of (provision for) benefit from taxes of $0.0, $0.0 and $(0.1), respectively	(0.9)	3.7	6.9
Pension liability adjustment:
Net gain (loss), net of (provision for) benefit from taxes of $1.0, $(2.8) and $12.1, respectively	(4.3)	5.0	(28.3)
Amortization of actuarial (gain) loss, net of provision for (benefit from) taxes of $(1.7), $(2.2) and $(3.1), respectively	5.8	5.7	6.7
Settlement of U.S. defined benefit pension obligations, net of provision for (benefit from) taxes of $(24.4), $0.0 and $0.0, respectively	42.6	—	—
Divestiture of business, net of provision for (benefit from) taxes of $0.0, $(23.9) and $0.0, respectively	—	55.5	—
Foreign exchange and other effects, net of (provision for) benefit from taxes of $0.2, $1.9 and $(2.4), respectively	1.5	(5.1)	12.2
Total pension liability adjustment	45.6	61.1	(9.4)
Other comprehensive income (loss)	(42.7)	539.9	(130.2)
Comprehensive income (loss)	71.0	668.6	(305.7)
Comprehensive loss (income) attributable to noncontrolling interest	—	—	(0.2)
Comprehensive income (loss) attributable to Terex Corporation	$71.0	$668.6	$(305.9)

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except par value)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$368.0	$626.5
Trade receivables (net of allowance of $15.2 and $16.2 at December 31, 2018 and 2017, respectively)	659.9	579.9
Inventories	1,212.0	969.6
Prepaid and other current assets	183.1	207.0
Total current assets	2,423.0	2,383.0
Non-current assets
Property, plant and equipment – net	345.6	311.0
Goodwill	265.2	273.6
Intangible assets – net	13.2	13.8
Other assets	438.9	481.1
Total assets	$3,485.9	$3,462.5

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$4.7	$5.2
Trade accounts payable	788.2	592.4
Accrued compensation and benefits	152.2	159.6
Other current liabilities	269.6	278.3
Total current liabilities	1,214.7	1,035.5
Non-current liabilities
Long-term debt, less current portion	1,214.7	979.6
Retirement plans	140.8	151.3
Other non-current liabilities	54.7	73.6
Total liabilities	2,624.9	2,240.0
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 81.3 and 130.4 shares at December 31, 2018 and 2017, respectively	0.8	1.3
Additional paid-in capital	797.3	1,322.0
Retained earnings	749.0	1,995.9
Accumulated other comprehensive (loss) income	(284.8)	(239.5)
Less cost of shares of common stock in treasury – 11.7 and 50.2 shares at December 31, 2018 and 2017, respectively	(401.8)	(1,857.7)
Total Terex Corporation stockholders’ equity	860.5	1,222.0
Noncontrolling interest	0.5	0.5
Total stockholders’ equity	861.0	1,222.5
Total liabilities, noncontrolling interest and stockholders’ equity	$3,485.9	$3,462.5

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Non-controlling Interest	Total
Balance at December 31, 2015	107.7	$1.3	$1,273.3	$2,104.6	$(649.6)	$(852.2)	$34.6	$1,912.0
Net Income (Loss)	—	—	—	(176.1)	—	—	0.6	(175.5)
Other Comprehensive Income (Loss) – net of tax	—	—	—	—	(129.8)	—	(0.4)	(130.2)
Issuance of Common Stock	0.8	—	22.1	—	—	—	—	22.1
Compensation under Stock-based Plans – net	0.1	—	4.0	—	—	1.4	—	5.4
Proceeds from noncontrolling interest	—	—	—	—	—	—	2.9	2.9
Dividends	—	—	0.6	(30.6)	—	—	(1.2)	(31.2)
Acquisition of Treasury Stock	(3.6)	—	—	—	—	(84.3)	—	(84.3)
Balance at December 31, 2016	105.0	1.3	1,300.0	1,897.9	(779.4)	(935.1)	36.5	1,521.2
Net Income (Loss)	—	—	—	128.7	—	—	—	128.7
Other Comprehensive Income (Loss) – net of tax	—	—	—	—	539.9	—	—	539.9
Issuance of Common Stock	0.8	—	21.0	—	—	—	—	21.0
Compensation under Stock-based Plans – net	0.2	—	0.2	(0.4)	—	4.0	—	3.8
Dividends	—	—	0.8	(30.3)	—	—	—	(29.5)
Divestiture	—	—	—	—	—	—	(36.0)	(36.0)
Acquisition of Treasury Stock	(25.8)	—	—	—	—	(926.6)	—	(926.6)
Balance at December 31, 2017	80.2	1.3	1,322.0	1,995.9	(239.5)	(1,857.7)	0.5	1,222.5
Net Income (Loss)	—	—	—	113.7	—	—	—	113.7
Other Comprehensive Income (Loss) – net of tax	—	—	—	—	(42.7)	—	—	(42.7)
Issuance of Common Stock	0.8	—	17.3	—	—	—	—	17.3
Compensation under Stock-based Plans – net	0.1	—	6.3	—	—	1.7	—	8.0
Dividends	—	—	0.9	(30.9)	—	—	—	(30.0)
Retirement of Treasury Stock	—	(0.5)	(549.2)	(1,332.3)	—	1,882.0	—	—
Acquisition of Treasury Stock	(11.5)	—	—	—	—	(427.8)	—	(427.8)
Other	—	—	—	2.6	(2.6)	—	—	—
Balance at December 31, 2018	69.6	$0.8	$797.3	$749.0	$(284.8)	$(401.8)	$0.5	$861.0

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$113.7	$128.7	$(175.5)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	59.7	66.5	96.7
(Gain) loss on disposition of discontinued operations	(2.4)	(68.7)	(3.5)
Deferred taxes	(9.1)	37.6	(137.6)
Goodwill impairment	—	—	176.0
Asset impairments	9.0	6.8	70.0
(Gain) loss on sale of assets	(1.9)	(58.0)	(5.8)
Loss on early extinguishment of debt	0.7	52.6	0.4
Stock-based compensation expense	36.7	38.5	37.8
Pension plan settlements	67.8	1.5	—
Inventory and other non-cash charges	30.3	34.0	60.2
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(107.9)	(0.5)	33.0
Inventories	(284.2)	(33.5)	97.3
Trade accounts payable	213.2	25.0	(21.0)
Other assets and liabilities	(25.1)	(46.0)	192.6
Foreign exchange and other operating activities, net	(6.3)	(31.5)	(43.5)
Net cash provided by (used in) operating activities	94.2	153.0	377.1
INVESTING ACTIVITIES
Capital expenditures	(103.8)	(43.5)	(73.0)
Acquisitions, net of cash acquired	(6.9)	—	(7.0)
Proceeds from disposition of investments	19.8	—	—
Proceeds (payments) from disposition of discontinued operations	2.5	775.7	3.5
Proceeds from sale of assets	2.3	803.4	67.2
Other investing activities, net	0.2	—	(2.5)
Net cash provided by (used in) investing activities	(85.9)	1,535.6	(11.8)
FINANCING ACTIVITIES
Repayments of debt	(1,150.1)	(1,594.1)	(1,286.3)
Proceeds from issuance of debt	1,382.3	1,010.7	1,097.7
Payment of debt extinguishment costs	(0.5)	(36.4)	—
Share repurchases	(427.5)	(924.9)	(82.7)
Dividends paid	(30.0)	(29.5)	(30.0)
Other financing activities, net	(19.1)	(32.3)	(8.9)
Net cash provided by (used in) financing activities	(244.9)	(1,606.5)	(310.2)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(21.4)	46.1	(19.7)
Net Increase (Decrease) in Cash and Cash Equivalents	(258.0)	128.2	35.4
Cash and Cash Equivalents at Beginning of Period	630.1	501.9	466.5
Cash and Cash Equivalents at End of Period	$372.1	$630.1	$501.9

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

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Cash and Cash Equivalents.  Cash equivalents consist of highly liquid investments with original maturities of three months or less.  The carrying amount of cash and cash equivalents approximates its fair value.  Cash and cash equivalents at December 31, 2018 and 2017 include $13.1 million and $5.0 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company. There were no cash and cash equivalents held for sale at December 31, 2018 and 2017 which were not immediately available for use.

The following table provides amounts of cash and cash equivalents presented in the Consolidated Statement of Cash Flows (in millions):

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$368.0	$626.5	$428.5
Cash and cash equivalents - held for sale	4.1	3.6	73.4
Total cash and cash equivalents:	$372.1	$630.1	$501.9

Inventories.  Inventories are stated at the lower of cost or net realizable value (“NRV”). Cost is determined by the average cost and first-in, first-out (“FIFO”) methods (approximately 11% and 89%, respectively).  In valuing inventory, the Company is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or NRV.  These assumptions require the Company to analyze aging of and forecasted demand for its inventory, forecasted future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory.  Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with the Company’s customers for future orders, including their plans for expenditures, and market trends for similar products.  The Company’s judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage.  The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers.  This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, installed base of machines.  While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved.  Future events that could significantly influence the Company’s judgment and related estimates include general economic conditions in markets where the Company’s products are sold, new equipment price fluctuations, actions of the Company’s competitors, including introduction of new products and technological advances, as well as new products and design changes the Company introduces.  The Company makes adjustments to its inventory reserves based on the identification of specific situations and increases its inventory reserves accordingly.  As further changes in future economic or industry conditions occur, the Company may revise estimates that were used to calculate its inventory reserves. At December 31, 2018 and 2017, reserves for lower of cost or NRV, excess and obsolete inventory totaled $78.8 million and $85.8 million, respectively.

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

Debt Issuance Costs.  Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt. Debt issuance costs related to senior notes and term loans are presented in the balance sheet as a direct deduction from the carrying amount of the borrowing, consistent with debt discounts. Debt issuance costs related to securing the Company’s revolving line of credit are presented in Other assets. Debt issuance costs related to debt that is extinguished early are charged to expense at the time of retirement. Debt issuance costs were $19.0 million and $22.2 million (net of accumulated amortization of $7.6 million and $3.6 million) at December 31, 2018 and 2017, respectively.

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

Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which discrete financial information with similar economic characteristics is available and operating results are regularly reviewed by the Company’s chief operating decision maker.  The Company has three reportable segments: Aerial Work Platforms (“AWP”), Cranes and Materials Processing (“MP”). All operating segments are comprised of one reporting unit. Only AWP and MP goodwill is tested for impairment as Cranes goodwill was fully impaired in 2016.

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

The quantitative goodwill impairment analysis is used to identify potential impairment by comparing fair value of a reporting unit with its carrying amount.  The Company uses an income approach, along with other relevant market information, derived from a discounted cash flow model to estimate fair value of its reporting units.  The aggregate fair value of the Company’s reporting units is compared to the Company’s market capitalization on the valuation date to assess its reasonableness.  Initial recognition of goodwill, as well as the annual review of carrying value of goodwill, requires that the Company develop estimates of future business performance.  These estimates are used to derive expected cash flows and include assumptions regarding future sales levels and the level of working capital needed to support a given business.  The Company relies on data developed by business segment management as well as macroeconomic data in making these calculations. The discounted cash flow model also includes a determination of the Company’s weighted average cost of capital by reporting unit.  Cost of capital is based on assumptions about interest rates as well as a risk-adjusted rate of return required by the Company’s equity investors.  Changes in these estimates can impact present value of expected cash flows used in determining fair value of a reporting unit. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any, would be recognized. The loss recognized would not exceed total amount of goodwill allocated to that reporting unit.

The Company performed its annual impairment test performed as of October 1, 2018, 2017 and 2016. The Company recorded a non-cash charge of $176.0 million in our Cranes segment during the year ended December 31, 2016. There were no goodwill impairment charges recorded during 2018 and 2017. See Note D – “Discontinued Operations and Other Divestitures” and Note J – “Goodwill and Intangible Assets, Net”.

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

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including definite-lived intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if estimated future undiscounted cash flows are less than carrying value.  If an impairment is indicated, assets are written down to their fair value, which is typically determined by a discounted cash flow analysis. Future cash flow projections include assumptions regarding future sales levels and the level of working capital needed to support the assets.  The Company uses data developed by business segment management as well as macroeconomic data in making these calculations.  There are no assurances that future cash flow assumptions will be achieved. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and carrying value of the asset.  Included in Selling, general & administrative expenses (“SG&A”) are $9.0 million, $6.8 million and $41.2 million of asset impairments for the year ended December 31, 2018, 2017 and 2016, respectively. The impairment charges recognized during 2016 include a $16.6 million charge in Corporate and Other to write off information technology assets related to cessation of implementation efforts in several locations and $17.4 million in the Company’s Cranes segment for restructuring and facility exit activities. In 2016, the Company also recorded a $20.5 million impairment charge in Other income (expense) - net to recognize impairment of a cost-basis investment. See Note L – “Restructuring and Other Charges” for information on asset impairments recorded as part of restructuring activities.

Accounts Receivable and Allowance for Doubtful Accounts.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical customer review and current financial conditions.  The Company reviews its allowance for doubtful accounts at least quarterly.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  There can be no assurance that the Company’s historical accounts receivable collection experience will be indicative of future results.  The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note Q – “Litigation and Contingencies.”  Substantially all receivables were trade receivables at December 31, 2018 and 2017.

Pursuant to terms of the Company’s trade accounts receivable factoring arrangements, certain of the Company’s subsidiaries may sell their trade accounts receivable. In certain cases, the Company continues to service such accounts. These trade receivables qualify for sales treatment under Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing” (“ASC 860”) and accordingly, the proceeds are included in net cash provided by operating activities. The gross amount of trade receivables sold for years ended December 31, 2018, 2017 and 2016 totaled $940.1 million, $631.1 million and $620.4 million, respectively. The factoring discount paid upon sale is recorded as interest expense in the Consolidated Statement of Income (Loss). As of December 31, 2018 and 2017, $85.1 million and $85.2 million, respectively, of receivables qualifying for sale treatment and continuing to be serviced by the Company were outstanding.

Revenue Recognition.  The Company recognizes revenue when goods or services are transferred to customers in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. In determining when and how revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

Revenue from extended warranties is recognized over time on a straight line basis because the customer benefits evenly from the extended warranty throughout the period; beginning upon expiration of the standard warranty and through end of the term. Revenue from services is recognized based on cost input method as the time and materials used in the repair portrays the most accurate depiction of completion of the performance obligation. During the full year ended December 31, 2018, revenues generated from the sale of extended warranties and services were an immaterial portion of revenue.

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2016	$59.8
Accruals for warranties issued during the period	50.1
Changes in estimates	2.5
Settlements during the year	(62.0)
Foreign exchange effect/other	2.2
Balance as of December 31, 2017	52.6
Accruals for warranties issued during the period	61.1
Changes in estimates	0.3
Settlements during the year	(57.5)
Foreign exchange effect/other	(3.0)
Balance as of December 31, 2018	$53.5

Accrued Product Liability.  The Company records accruals for product liability claims when deemed probable and estimable based on facts and circumstances, and prior claims experience.  Accruals for product liability claims are valued based upon the Company’s prior claims experience, including consideration of jurisdiction, circumstances of the accident, type of loss or injury, identity of plaintiff, other potential responsible parties, analysis of outside legal counsel, analysis of internal product liability counsel and experience of the Company’s product safety employees.  Actual product liability costs could be different due to a number of variables such as the decisions of juries or judges.

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

Deferred Compensation.  The Company maintains a deferred compensation plan, which is described more fully in Note O – “Retirement Plans and Other Benefits.”  The Company’s common stock held in a rabbi trust pursuant to the Company’s deferred compensation plan, is treated in a manner similar to treasury stock and is recorded at cost within Stockholders’ equity as of December 31, 2018 and 2017.  The plan obligations for participant deferrals in common stock are classified as Additional paid-in capital and deferrals in the bond fund investment are classified as Accrued compensation and benefits and Other non-current liabilities in the Consolidated Balance Sheet.  The total of common stock required to settle this deferred compensation obligation is included in the denominator in both basic and diluted earnings per share calculations.

Stock-Based Compensation.  At December 31, 2018, the Company had stock-based employee compensation plans, which are described more fully in Note P – “Stockholders’ Equity.”  The Company accounts for those plans under the recognition and measurement principles of ASC 718, “Compensation–Stock Compensation” (“ASC 718”).  ASC 718 requires that expense resulting from all share-based payment transactions be recognized in the financial statements at fair value. The Company recognizes forfeitures as they occur.

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

Environmental Policies.  Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure.  Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed.  Liabilities are recorded when environmental assessments and/or remedial actions are probable and the costs can be reasonably estimated.  Such amounts were not material at December 31, 2018 and 2017.

Research, Development and Engineering Costs.  Research, development and engineering costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in SG&A.  Research, development and engineering costs were $92.7 million, $81.0 million and $86.2 million during 2018, 2017 and 2016, respectively.

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

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of ASC 820, “Fair Value Measurement and Disclosure” (“ASC 820”), include foreign exchange contracts, cross currency and commodity swaps and a debt conversion feature on a convertible promissory note discussed in Note K – “Derivative Financial Instruments”, debt discussed in Note M – “Long-Term Obligations” and defined benefit plan assets discussed in Note O – “Retirement Plans and Other Benefits”.  These instruments are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

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

Recently Issued Accounting Standards

Accounting Standards Implemented in 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (“ASU 2016-08”); ASU 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing,” (“ASU 2016-10”); ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients,” (“ASU 2016-12”); and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” (“ASU 2016-20”), which provided additional guidance and clarity to ASU 2014-09 (collectively, the “New Revenue Standards”). The Company adopted the New Revenue Standards on January 1, 2018 using the modified retrospective approach and elected the significant financing component and costs of obtaining a contract practical expedients. Adoption of the New Revenue Standards did not have a material effect on the Company’s consolidated financial statements. The Company’s revenue recognition policy adopted as a result of the New Revenue Standards is presented above.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” (“ASU 2017-09”). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance reduces diversity in practice and results in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. The Company adopted ASU 2017-09 on January 1, 2018. Adoption did not have a material effect on the Company’s consolidated financial statements.

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
Accounting Standards to be Implemented

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months and requires the disclosure of key information about leasing arrangements. Leases will be classified as finance or operating, with classification affecting the subsequent expense pattern and presentation of expense recognition in the income statement. Subsequently, the FASB issued the following standards related to ASU 2016-02: ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,”, ASU 2018-10, “Codification Improvements to Topic 842, Leases”, ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”) and ASU 2018-20, “Narrow-Scope Improvements for Lessors”, which provided additional guidance and clarity to ASU 2016-02 (collectively, the “New Lease Standard”). The Company plans to adopt the New Lease Standard in the first quarter of fiscal year 2019 under the alternative transition method permitted by ASU 2018-11. This transition method allows an entity to initially apply the requirements of the New Lease Standard at the adoption date, versus at the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The New Lease Standard provides a number of optional practical expedients in transition. The Company expects to elect the transition package of practical expedients, the practical expedient to not separate lease and non-lease components for all of its leases, the short-term lease recognition exemption for all of its leases that qualify and the land easement practical expedient; it does not plan to elect the use of hindsight practical expedient.

The Company expects that the adoption of the New Lease Standard will have a material effect on its consolidated financial statements due to the recognition of ROU assets and lease liabilities on the consolidated balance sheet. The Company continues to assess changes to its business processes, systems and controls to support accounting for leases under the new standard which includes implementation of its newly acquired global lease accounting system.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses,” (“ASU 2016-13”). ASU 2016-13 sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. The guidance in this new standard replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. Subsequently, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” which provided additional guidance and clarity to ASU 2016-13 (collectively, the “New Credit Loss Standard”). The effective date will be the first quarter of fiscal year 2020 and early adoption is permitted after 2018. The New Credit Loss Standard will be applied using a modified retrospective approach. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

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

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements,” (“ASU 2018-09”). ASU 2018-09 provides technical corrections, clarifications and other improvements across a variety of accounting topics. Certain amendments were applicable immediately while others provide transition guidance and are effective in the first quarter of fiscal year 2019. The guidance applicable immediately did not have a material impact on the Company's consolidated financial statements. Adoption of amendments with transition guidance are not expected to have a material effect on the Company’s consolidated financial statements.

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

In October 2018, the FASB issued ASU 2018-17, “Targeted Improvements to Related Party Guidance for Variable Interest Entities” (“ASU 2018-17”). ASU 2018-17 expands certain discussions in the variable interest entities guidance and provides that an indirect interest held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are a variable interest. The effective date will be the first quarter of fiscal year 2020 and early adoption is permitted. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

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

The AWP segment designs, manufactures, services and markets aerial work platform equipment, telehandlers and light towers as well as their related components and replacement parts. Customers use these products to construct and maintain industrial, commercial and residential buildings and facilities and for other commercial operations, as well as in a wide range of infrastructure projects.

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

None of the Company’s customers individually accounted for more than 10% of consolidated net sales in 2018, 2017 or 2016.

Included in Corporate and Other / Eliminations are the eliminations among the three segments, various construction product lines and on-book financing activities of TFS, as well as general and corporate items. Business segment information is presented below (in millions):

	Year Ended December 31,
	2018	2017	2016
Net Sales
AWP	$2,559.7	$2,071.5	$1,977.8
Cranes	1,315.0	1,194.0	1,274.5
MP	1,256.8	1,072.5	944.5
Corporate and Other / Eliminations	(6.5)	25.4	246.3
Total	$5,125.0	$4,363.4	$4,443.1
Income (loss) from Operations
AWP	$261.0	$170.3	$177.4
Cranes	(45.3)	(14.1)	(318.5)
MP	167.5	125.1	86.6
Corporate and Other / Eliminations	(89.9)	(101.4)	(87.3)
Total	$293.3	$179.9	$(141.8)
Depreciation and Amortization
AWP	$17.8	$19.4	$19.9
Cranes	19.4	19.2	21.5
MP	7.2	7.3	6.9
Corporate	15.3	20.2	26.0
Total	$59.7	$66.1	$74.3
Capital Expenditures
AWP	$28.7	$14.1	$17.1
Cranes	34.8	15.2	13.2
MP	32.7	6.3	7.5
Corporate	7.6	7.9	20.3
Total	$103.8	$43.5	$58.1

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

	December 31,
	2018	2017
Identifiable Assets
AWP	$1,634.0	$1,358.5
Cranes	1,541.0	1,685.7
MP	1,071.3	1,219.5
Corporate and Other / Eliminations	(760.4)	(801.2)
Total	$3,485.9	$3,462.5

	December 31,
	2018	2017
Long-lived Assets
United States	$193.5	$178.7
United Kingdom	61.4	37.0
Germany	38.2	42.2
Other European countries	18.8	16.6
All other	33.7	36.5
Total	$345.6	$311.0

Long-lived assets consist of net fixed assets, which can be attributed to the specific geographic regions.

Geographic Net Sales information is presented below (in millions):

	Year Ended December 31, 2018
	AWP	Cranes	MP	Corporate and Other / Eliminations	Total
Net Sales by Region
North America	$1,621.4	$612.0	$518.4	$73.8	$2,825.6
Western Europe	529.8	266.7	381.8	0.7	1,179.0
Asia-Pacific	256.9	179.9	207.9	1.5	646.2
Rest of World (1)	151.6	256.4	148.7	(82.5)	474.2
Total	$2,559.7	$1,315.0	$1,256.8	$(6.5)	$5,125.0

(1) Includes intercompany sales and eliminations.

	Year Ended December 31, 2017
	AWP	Cranes	MP	Corporate and Other / Eliminations	Total
Net Sales by Region
North America	$1,244.9	$501.1	$507.0	$102.1	$2,355.1
Western Europe	404.1	303.8	282.6	18.8	1,009.3
Asia-Pacific	242.6	180.6	160.4	12.2	595.8
Rest of World (1)	179.9	208.5	122.5	(107.7)	403.2
Total	$2,071.5	$1,194.0	$1,072.5	$25.4	$4,363.4

(1) Includes intercompany sales and eliminations.

	Year Ended December 31, 2016
	AWP	Cranes	MP	Corporate and Other / Eliminations	Total
Net Sales by Region
North America	$1,181.2	$506.9	$464.3	$106.3	$2,258.7
Western Europe	392.1	362.5	249.1	191.0	1,194.7
Asia-Pacific	239.5	178.0	106.4	31.7	555.6
Rest of World (1)	165.0	227.1	124.7	(82.7)	434.1
Total	$1,977.8	$1,274.5	$944.5	$246.3	$4,443.1

(1) Includes intercompany sales and eliminations.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

	Year Ended December 31, 2018
	AWP	Cranes	MP	Corporate and Other / Eliminations	Total
Net Sales by Product Type
Aerial Work Platforms	$2,128.5	$—	$—	$3.5	$2,132.0
Mobile Cranes	—	768.2	—	5.6	773.8
Materials Processing Equipment	—	—	877.0	0.1	877.1
Other (1)	431.2	546.8	379.8	(15.7)	1,342.1
Total	$2,559.7	$1,315.0	$1,256.8	$(6.5)	$5,125.0

(1) Includes other product types, intercompany sales and eliminations.

	Year Ended December 31, 2017
	AWP	Cranes	MP	Corporate and Other / Eliminations	Total
Net Sales by Product Type
Aerial Work Platforms	$1,718.0	$—	$—	$2.7	$1,720.7
Mobile Cranes	—	691.9	—	2.0	693.9
Materials Processing Equipment	—	—	726.9	—	726.9
Other (1)	353.5	502.1	345.6	(12.6)	1,188.6
Compact Construction Equipment (2)	—	—	—	33.3	33.3
Total	$2,071.5	$1,194.0	$1,072.5	$25.4	$4,363.4

(1) Includes other product types, intercompany sales and eliminations.
(2) Remaining Compact Construction product lines divested in 2017.

	Year Ended December 31, 2016
	AWP	Cranes	MP	Corporate and Other / Eliminations	Total
Net Sales by Product Type
Aerial Work Platforms	$1,635.2	$—	$—	$3.3	$1,638.5
Mobile Cranes	5.4	746.0	—	1.4	752.8
Materials Processing Equipment	—	—	640.6	0.2	640.8
Other (1)	328.3	528.5	303.9	(25.0)	1,135.7
Compact Construction Equipment (2)	8.9	—	—	266.4	275.3
Total	$1,977.8	$1,274.5	$944.5	$246.3	$4,443.1

(1) Includes other product types, intercompany sales and eliminations.
(2) Remaining Compact Construction product lines divested in 2017.

NOTE C – INCOME TAXES

The components of income (loss) from continuing operations before income taxes are as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
United States	$(57.0)	$(36.3)	$(29.9)
Foreign	205.7	148.3	(240.8)
Income (loss) from continuing operations before income taxes	$148.7	$112.0	$(270.7)

Income (loss) before income taxes including Income (loss) from discontinued operations and Gain (loss) from disposition of discontinued operations attributable to the Company was $150.7 million, $205.4 million and $(242.0) million for the years ended December 31, 2018, 2017 and 2016, respectively.

The major components of the Company’s provision for (benefit from) income taxes on continuing operations before income taxes are summarized below (in millions):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$12.1	$(14.5)	$31.5
State	1.4	2.0	6.2
Foreign	33.0	26.8	38.2
Current income tax provision (benefit)	46.5	14.3	75.9
Deferred:
Federal	(15.9)	37.4	(27.0)
State	1.2	(0.5)	(1.4)
Foreign	5.6	0.8	(124.9)
Deferred income tax (benefit) provision	(9.1)	37.7	(153.3)
Total provision for (benefit from) income taxes	$37.4	$52.0	$(77.4)

The elimination of tax from intercompany transactions is included in current tax expense. Including discontinued operations and disposition of discontinued operations, the total (benefit from) provision for income taxes was $37.0 million, $76.7 million and $(66.5) million for the years ended December 31, 2018, 2017 and 2016, respectively.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP when a SEC registrant does not have the necessary information available, compiled, analyzed, or reviewed in sufficient detail to complete the accounting for certain income tax effects from the 2017 Federal Tax Act. During the fourth quarter of 2017, the Company recorded $29.8 million as a provisional tax charge for the deemed repatriation transition tax and $20.6 million as a provisional tax charge for the re-measurement of its U.S. deferred tax balances. The Company recorded measurement period adjustments during 2018 which did not have material effect on its consolidated financial statements. The 2017 provisional amounts were finalized in the fourth quarter of 2018.

Deferred tax assets and liabilities result from differences in the bases of assets and liabilities for tax and financial reporting purposes.  The tax effects of the basis differences and loss carry forwards as of December 31, 2018 and 2017 for continuing operations are summarized below for major balance sheet captions (in millions):

	2018	2017
Property, plant and equipment	$(4.6)	$(8.8)
Intangibles	(5.0)	(5.7)
Inventories	10.0	13.9
Accrued warranties and product liability	9.0	7.8
Loss carry forwards	197.2	218.4
Retirement plans	18.1	21.5
Accrued compensation and benefits	34.0	28.9
Other	3.6	21.1
Deferred tax assets valuation allowance	(115.4)	(136.4)
Net deferred tax assets (liabilities)	$146.9	$160.7

Deferred tax assets were $264.2 million before valuation allowances of $115.4 million, partially offset by deferred tax liabilities of $1.9 million at December 31, 2018.  There were no deferred tax assets or liabilities for discontinued operations at December 31, 2018 and 2017.

In January 2018, the FASB released guidance on the accounting for tax on Global Intangible Low-taxed Income (“GILTI”). The guidance indicates that either accounting for deferred taxes related to GILTI or treating any taxes on GILTI as period costs are both acceptable accounting policy elections. Terex elected to treat taxes on GILTI inclusions as period costs.

The Company evaluates the net realizable value of its deferred tax assets each reporting period. The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards. Historical information is supplemented by currently available information about future tax years. Realization of deferred tax assets requires sufficient taxable income of the appropriate character. To the extent estimates of future taxable income decrease or do not materialize, additional valuation allowances may be required. The Company records a valuation allowance for each deferred tax asset for which realization is not assessed as more likely than not. The valuation allowance for deferred tax assets as of December 31, 2018 and 2017 was $115.4 million and $136.4 million, respectively.  The net change in the total valuation allowance for the years ended December 31, 2018 and 2017 was a decrease of $21.0 million and a decrease of $12.2 million, respectively.

The Company’s Provision for (benefit from) income taxes is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s Income (loss) from continuing operations before income taxes.  The reasons for the difference are summarized as follows (in millions):

	Year Ended December 31,
	2018	2017		2016
Tax at statutory federal income tax rate	$31.2	$39.2		$(94.7)
State taxes	2.0	1.0		3.1
Change in valuation allowance	(15.0)	(2.8)		(47.7)
Foreign tax differential on income/losses of foreign subsidiaries	5.2	(20.1)		(37.5)
U.S. tax on multi-national operations	16.6	11.1		41.9
Tax effect of dispositions	—	(27.2)		2.1
2017 Federal Tax Act	5.5	46.9	(1)	—
Impairment loss on goodwill and intangible assets	—	—		52.4
Expired stock awards	—	2.4		—
Pension plan settlement	(9.3)	—		—
Other	1.2	1.5		3.0
Total provision for (benefit from) income taxes	$37.4	$52.0		$(77.4)

(1) The total impact of the 2017 Federal Tax Act is $50.4 million. Impacts of $1.3 million and $2.1 million are included in State taxes and Change in valuation allowance, respectively.

For the year ended December 31, 2016, the effective tax rate was reduced due to tax expense associated with the disposition of the Company’s MHPS business to Konecranes (the “Disposition”), which changed expectations concerning the indefinite reinvestment of foreign earnings.

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

As a result of the 2017 Federal Tax Act, the Company changed its indefinite reinvestment assertion related to foreign earnings that have been taxed in the U.S. and now considers these earnings no longer indefinitely reinvested.  The Company has recorded foreign, federal and state tax expense with respect to earnings which have been subject to federal income tax and which are no longer indefinitely reinvested.  Any adjustments related to the change of indefinite reinvestment assertion for foreign earnings accumulated as of December 31, 2017 has been included in income from continuing operations as an adjustment to tax expense during the measurement period in 2018.  The Company plans to indefinitely reinvest all undistributed foreign earnings in excess of those previously taxed in the U.S.  For the year ended December 31, 2018, the Company’s estimate of its remaining unremitted earnings of its foreign subsidiary ownership chains that have positive retained earnings and have not been subject to tax in the U.S. was approximately $53 million.  At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the Company’s investment in non-U.S. subsidiaries is not practicable.

For the year ended December 31, 2016, as a result of the Disposition, the Company repatriated approximately $1 billion of foreign earnings that were previously intended to be permanently reinvested.

At December 31, 2018, the Company has various state net operating loss carry forwards available to reduce future state taxable income and income taxes, the majority of which will expire at various dates through 2038. In addition, the gross amount of the U.S. federal capital loss carryforward is approximately $10 million which expires in 2019.

At December 31, 2018, the Company has approximately $592 million of loss carry forwards, consisting of $261 million in Germany, $171 million in Italy, $56 million in China, $31 million in Spain, and $73 million in other countries, which are available to offset future taxable income.  The majority of these tax loss carry forwards are available without expiration. In addition, the gross amount of the Australian capital loss carryforward is $22 million, and it has an unlimited carryforward period.

The Company made total net income tax payments including discontinued operations of $52.7 million, $29.0 million and $52.8 million in 2018, 2017 and 2016, respectively.  At December 31, 2018 and 2017, Other current assets included net income tax receivable amounts of $13.5 million and $19.4 million, respectively.

The Company and its subsidiaries conduct business globally and file income tax returns in U.S. federal, state and foreign jurisdictions, as required. From a tax perspective, major jurisdictions where the Company is often subject to examination by tax authorities include Germany, Italy, the United Kingdom, China, India and the U.S. Currently, various entities of the Company are under audit in Germany, Italy, India, the U.S. and elsewhere. With few exceptions, the statute of limitations for the Company and most of its subsidiaries has expired for tax years prior to 2011. The Company assesses uncertain tax positions for recognition, measurement and effective settlement. Where the Company has determined that its tax return filing position does not satisfy the more likely than not recognition threshold of ASC 740, “Income Taxes,” it has recorded no tax benefits. Where the Company has determined that its tax return filing positions are more likely than not to be sustained, the Company has measured and recorded the largest amount of tax benefit greater than 50% likely to be realized. The Company recognizes accrued interest and penalties, if any, related to income taxes as (Provision for) benefit from income taxes in its Consolidated Statement of Income (Loss).

The following table summarizes the activity related to the Company’s total (including discontinued operations) unrecognized tax benefits (in millions).

Balance as of January 1, 2016	$69.4
Additions for current year tax positions	—
Additions for prior year tax positions	6.3
Reductions for prior year tax positions	(3.1)
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	(5.0)
Settlements	(7.8)
Balance as of December 31, 2016	59.8
Additions for current year tax positions	—
Additions for prior year tax positions	12.3
Reductions for prior year tax positions	(29.9)
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	(1.3)
Settlements	(6.8)
Balance as of December 31, 2017	34.1
Additions for current year tax positions	—
Additions for prior year tax positions	6.1
Reductions for prior year tax positions	(14.8)
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	(0.8)
Settlements	(11.1)
Balance as of December 31, 2018	$13.5

As a result of the Disposition, the Company’s ending balance of unrecognized tax benefits for the year ended December 31, 2017 was reduced by $29.2 million.

The Company evaluates each reporting period whether it is reasonably possible material changes to its uncertain tax position liability could occur in the next 12 months.  Changes may occur as a result of uncertain tax positions being considered effectively settled, re-measured, paid, acquired or divested, as a result of a change in accounting rules, tax law or judicial decision, or due to expiration of the relevant statute of limitations. It is not possible to predict which uncertain tax positions, if any, may be challenged by tax authorities. Timing and impact of income tax audits and their resolution is highly uncertain. New facts, laws, pronouncements and judicial decisions can change assessments concerning technical merit and measurement. The amounts of or periods in which changes to reserves for uncertain tax positions will occur is rarely ascertainable.  The Company believes it is reasonably possible the total amount of unrecognized tax benefits disclosed as of December 31, 2018 may decrease approximately $1 million in the year ending December 31, 2019. Such possible decrease relates to expiration of statutes of limitation.

As of December 31, 2018 and 2017, the Company had $13.5 million and $34.1 million, respectively, of unrecognized tax benefits.  Of the $13.5 million at December 31, 2018, $4.8 million, if recognized, would affect the effective tax rate.  As of December 31, 2018 and 2017, the liability for potential interest and penalties was $0.2 million and $8.5 million, respectively.  During the year ended December 31, 2018, the Company recognized tax benefit of $6.7 million for interest and penalties. During the year ended December 31, 2017, the Company recognized tax expense of $1.6 million in continuing operations and $(6.0) million in Gain (loss) on disposition of discontinued operations - (net of tax) in the Consolidated Statement of Income (Loss) for interest and penalties.

NOTE D – DISCONTINUED OPERATIONS AND OTHER DIVESTITURES

2019 Mobile Cranes Divestiture

On February 22, 2019, the Company entered into an Asset and Stock Purchase Agreement (the “ASPA”) with Tadano Ltd. (“Tadano”). Pursuant to the ASPA, the Company is selling its Demag® mobile cranes business to Tadano for an enterprise value of $215 million (the “Transaction”). The consideration is being paid in cash and the cash received will be net of indebtedness. The purchase price is subject to post-closing adjustments based upon the level of net working capital and cash and debt in the Demag® mobile cranes business at the closing date. The products to be divested are Demag® all terrain cranes and large lattice boom crawler cranes. The Transaction, which is subject to governmental regulatory approvals and other customary closing conditions, is targeted to close in mid-2019. In addition to selling its Demag® mobile cranes business, the Company will exit the North American mobile crane product lines manufactured in its Oklahoma City facility.

As a result of the Transaction, the Company expects to recognize a pre-tax charge in the range of $100 million, which includes a charge of approximately $55 million attributable to the derecognition of amounts previously recognized in accumulated other comprehensive income, in the first quarter of 2019, which will be subject to post-closing adjustments, to write-down the mobile cranes disposal group to fair value, less costs to sell.

The Demag® mobile cranes business and North American mobile crane product lines constitute a significant part of the Company’s Cranes segment and represent a significant portion of the Company’s revenues, operating income (loss) and assets. Going forward, the Company will manage and report its business in the following segments: (i) AWP and (ii) MP. Prior period reportable segment information will be adjusted in succeeding periods to reflect the realignment of the Company’s operations.

MHPS

On May 16, 2016, Terex agreed to sell its Material Handling and Port Solutions (“MHPS”) business to Konecranes Plc (“Konecranes”) by entering into a Stock and Asset Purchase Agreement, as amended (the “SAPA”), with Konecranes. As a result, the Company and Konecranes terminated the Business Combination Agreement and Plan of Merger (the “BCA”) announced on August 11, 2015, with no penalties incurred by either party. On January 4, 2017, the Company completed the Disposition, pursuant to the SAPA, effective as of January 1, 2017. In connection with the Disposition, the Company received 19.6 million newly issued Class B shares of Konecranes and approximately $835 million in cash after adjustments for estimated cash, debt and net working capital at closing and the divestiture of Konecranes’ Stahl Crane Systems business, which was undertaken by Konecranes in connection with the Disposition. During the year ended December 31, 2017, the Company recognized a gain on the Disposition (net of tax) of $65.7 million.

The Company sold all shares received in connection with the Disposition for net proceeds of approximately $770 million and recorded a $42.0 million net gain on sale of shares which included a gain of $41.6 million attributable to foreign exchange rate changes during the year ended December 31, 2017. The net gain is recorded as a component of Other income (expense) - net in the Consolidated Statement of Income (Loss).

On March 23, 2017, Konecranes declared a dividend of €1.05 per share to holders of record as of March 27, 2017, which was paid on April 4, 2017. During the year ended December 31, 2017, the Company recognized dividend income of $13.5 million as a component of Other income (expense) - net in the Consolidated Statement of Income (Loss).

Loss Contract

Related to the Disposition, the Company and Konecranes entered into an agreement for Konecranes to manufacture certain crane products on behalf of the Company for an original period of 12 months, which was subsequently amended for a total of 36 months on October 11, 2017. The Company recorded an expense of $7.9 million related to losses expected to be incurred over the original agreement’s life during the year ended December 31, 2017.

SAPA and BCA Related Expenses

Terex incurred transaction costs directly related to the SAPA of $14.2 million for the year ended December 31, 2016, which amounts are recorded in Income (loss) from discontinued operations - net of tax in the Consolidated Statement of Income (Loss).

The Company incurred transaction costs directly related to the BCA of $14.0 million for the year ended December 31, 2016 which is recorded in Other income (expense) - net in the Consolidated Statement of Income (Loss).

Income (loss) from discontinued operations

The following amounts related to the discontinued operations of MHPS were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statement of Income (Loss) (in millions):

Year ended December 31,
2016
Net sales	$1,398.2
Cost of sales	(1,090.3)
Selling, general and administrative expenses	(266.8)
Goodwill and intangible asset impairments	(3.1)
Net interest (expense)	(2.3)
Other income (expense)	(11.5)
Income (loss) from discontinued operations before income taxes	24.2
(Provision for) benefit from income taxes	(9.9)
Income (loss) from discontinued operations – net of tax	14.3
Net loss (income) attributable to noncontrolling interest	(0.9)
Income (loss) from discontinued operations - net of tax attributable to Terex Corporation	$13.4

As a result of impairment tests performed in 2016 for indefinite-lived tradenames in the MHPS business, the Company recorded non-cash impairment charges of approximately $3 million during the year ended December 31, 2016.

Other Divestitures

Cranes

As part of the transformation and improvement of its Cranes segment, the Company is actively seeking a buyer for its utility hot lines tools business located in South America and, accordingly, assets and liabilities have been reported as held for sale since management made its decision in December 2016, at which time the Company recorded a non-cash impairment charge of $1.6 million to adjust net asset value to estimated fair value. Additional non-cash impairment charges of $6.7 million and $1.8 million were recorded to adjust net asset value to estimated fair value in 2017 and 2018, respectively.

In August 2017, the Company entered into an agreement to sell its cranes manufacturing facility in Jinan, China. The sale was completed during the third quarter of 2017 and the Company recorded a gain on sale of $5.7 million in its Corporate and Other category as a component of Selling, general and administrative expenses (“SG&A”) in the Consolidated Statement of Income (Loss).

Construction

In December 2016, the Company entered into an agreement to sell its Coventry, U.K.-based compact construction business and recorded a non-cash impairment charge of $3.5 million to adjust the net asset value of these construction product lines to estimated fair value.  During the year ended December 31, 2017, the Company completed the sale of Coventry, U.K.-based compact construction business and remaining U.K.-based compact construction product lines and recognized a loss of $1.2 million within SG&A in the Consolidated Statement of Income (Loss) related to the sale.

In March 2017, the Company signed a sale agreement with a buyer to sell its Indian compact construction business. The Company completed the sale during the year ended December 31, 2017 and a loss of $1.6 million was recognized within SG&A related to the sale.

The operating results for these construction product lines are reported in continuing operations, within the Corporate and Other category in the Company’s segment disclosures.

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

The operating results for these construction product lines are reported in continuing operations, within the Corporate and Other category in the Company’s segment disclosures.

The following table provides supplemental cash flow information related to discontinued operations (in millions):

Year Ended December 31,
2016
Non-cash operating items:
Depreciation and amortization	$22.4
Deferred taxes	$15.8
Asset impairments	$3.0
Investing activities:
Capital expenditures	$(14.9)

Gain (Loss) on Disposition of Discontinued Operations

	Year Ended December 31,
	2018				2017			2016
	MHPS	Atlas	Other	Total	MHPS	Atlas	Total	Atlas
Gain (loss) on disposition of discontinued operations	$(1.2)	$3.2	$—	$2.0	$89.9	$3.5	$93.4	$4.5
(Provision for) benefit from income taxes	(1.9)	(0.5)	2.8	0.4	(24.2)	(0.5)	(24.7)	(1.0)
Gain (loss) on disposition of discontinued operations – net of tax	$(3.1)	$2.7	$2.8	$2.4	$65.7	$3.0	$68.7	$3.5

NOTE E – EARNINGS PER SHARE

	For the year ended December 31,
	(in millions, except per share data)
	2018	2017	2016
Income (loss) from continuing operations attributable to Terex Corporation common stockholders	$111.3	$60.0	$(193.0)
Income (loss) from discontinued operations-net of tax	—	—	13.4
Gain (loss) on disposition of discontinued operations-net of tax	2.4	68.7	3.5
Net income (loss) attributable to Terex Corporation	$113.7	$128.7	$(176.1)
Basic shares:
Weighted average shares outstanding	75.4	92.8	107.9
Earnings (loss) per share - basic:
Income (loss) from continuing operations	$1.48	$0.65	$(1.79)
Income (loss) from discontinued operations-net of tax	—	—	0.13
Gain (loss) on disposition of discontinued operations-net of tax	0.03	0.74	0.03
Net income (loss) attributable to Terex Corporation	$1.51	$1.39	$(1.63)
Diluted shares:
Weighted average shares outstanding - basic	75.4	92.8	107.9
Effect of dilutive securities:
Restricted stock awards	1.5	2.1	—
Diluted weighted average shares outstanding	76.9	94.9	107.9
Earnings (loss) per share - diluted:
Income (loss) from continuing operations	$1.45	$0.63	$(1.79)
Income (loss) from discontinued operations-net of tax	—	—	0.13
Gain (loss) on disposition of discontinued operations-net of tax	0.03	0.73	0.03
Net income (loss) attributable to Terex Corporation	$1.48	$1.36	$(1.63)

The following table provides information to reconcile amounts reported on the Consolidated Statement of Income (Loss) to amounts used to calculate earnings per share attributable to Terex Corporation common stockholders (in millions) for the year ended December 31:

Reconciliation of amounts attributable to common stockholders:	2018	2017	2016
Income (loss) from continuing operations	$111.3	$60.0	$(193.3)
Net loss (income) from continuing operations attributable to noncontrolling interest	—	—	0.3
Income (loss) from continuing operations attributable to common stockholders	$111.3	$60.0	$(193.0)

Non-vested restricted stock awards granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average restricted stock awards of approximately 0.2 million, and 1.5 million were outstanding during the year ended December 31, 2018 and 2016, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. In 2017, these awards were not material.

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

The Company’s net finance receivable balances include both sales-type leases and commercial loans. Finance receivables that management intends to hold until maturity are stated at their outstanding unpaid principal balances, net of an allowance for loan losses as well as any deferred fees and costs. Finance receivables originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, on an individual asset basis. During the years ended December 31, 2018, 2017 and 2016, the Company transferred finance receivables of $290.5 million, $266.6 million and $290.5 million, respectively, to third party financial institutions, which qualified for sales treatment under ASC 860. During the years ended December 31, 2018, 2017 and 2016, the Company recorded gains on transferred finance receivables of $3.3 million, $11.3 million, and $2.5 million, respectively, which were recorded as sales by TFS and were reported in the Corporate and Other category. At December 31, 2018 and 2017, the Company had $19.2 million and $26.0 million, respectively, of held for sale finance receivables recorded in Prepaid and other current assets in the Consolidated Balance Sheet.

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

Finance receivables, net consisted of the following (in millions):

	December 31, 2018	December 31, 2017
Commercial loans	$154.1	$174.7
Sales-type leases	46.6	32.0
Total finance receivables, gross	200.7	206.7
Allowance for credit losses	(5.5)	(6.6)
Total finance receivables, net	$195.2	$200.1

Approximately $72 million and $85 million of finance receivables are recorded in Prepaid and other current assets and approximately $123 million and $116 million are recorded in Other assets in the Consolidated Balance Sheet at December 31, 2018 and 2017, respectively.

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

The following table presents an analysis of the allowance for credit losses (in millions):

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$5.7	$0.9	$6.6	$5.9	$0.4	$6.3	$6.5	$0.8	$7.3
Provision for credit losses	(0.5)	0.6	0.1	0.2	0.5	0.7	0.2	(0.2)	—
Charge offs	(1.1)	—	(1.1)	(0.4)	—	(0.4)	(0.8)	(0.2)	(1.0)
Recoveries	(0.1)	—	(0.1)	—	—	—	—	—	—
Balance, end of period	$4.0	$1.5	$5.5	$5.7	$0.9	$6.6	$5.9	$0.4	$6.3

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

The following table presents individually impaired finance receivables (in millions):

	December 31, 2018			December 31, 2017
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Recorded investment	$1.5	$—	$1.5	$6.0	$—	$6.0
Related allowance	0.6	—	0.6	2.4	—	2.4
Average recorded investment	2.4	—	2.4	3.7	—	3.7

The average recorded investment at December 31, 2016 for impaired finance receivables was $1.7 million for commercial loans, which were fully reserved, and $0.9 million for sales-type leases, which were fully reserved.

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in millions):

	December 31, 2018			December 31, 2017
Allowance for credit losses, ending balance:	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Individually evaluated for impairment	$0.6	$—	$0.6	$2.4	$—	$2.4
Collectively evaluated for impairment	3.4	1.5	4.9	3.3	0.9	4.2
Total allowance for credit losses	$4.0	$1.5	$5.5	$5.7	$0.9	$6.6

Finance receivables, ending balance:
Individually evaluated for impairment	$1.5	$—	$1.5	$6.0	$—	$6.0
Collectively evaluated for impairment	152.6	46.6	199.2	168.7	32.0	200.7
Total finance receivables	$154.1	$46.6	$200.7	$174.7	$32.0	$206.7

Accounts are considered delinquent when the billed periodic payments of the finance receivables exceed 30 days past the due date.

The following tables present analysis of aging of recorded investment in finance receivables (in millions):

	December 31, 2018
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$151.6	$0.1	$—	$2.4	$2.5	$154.1
Sales-type leases	46.4	0.2	—	—	0.2	46.6
Total finance receivables	$198.0	$0.3	$—	$2.4	$2.7	$200.7

	December 31, 2017
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$168.7	$2.1	$—	$3.9	$6.0	$174.7
Sales-type leases	32.0	—	—	—	—	32.0
Total finance receivables	$200.7	$2.1	$—	$3.9	$6.0	$206.7

Commercial loans in the amount of $6.0 million and $10.5 million were on non-accrual status as of December 31, 2018 and 2017, respectively. There were no sales-type leases on non-accrual status as of December 31, 2018 and 2017.

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

Finance receivables by risk rating (in millions):

Rating	December 31, 2018	December 31, 2017
Superior	$8.4	$3.3
Above Average	32.3	31.8
Average	45.1	73.1
Below Average	104.7	79.6
Sub Standard	10.2	18.9
Total	$200.7	$206.7

The Company believes the finance receivables retained, net of allowance for credit losses, are collectible.

NOTE G – INVENTORIES

Inventories consist of the following (in millions):

	December 31,
	2018	2017
Finished equipment	$532.7	$419.6
Replacement parts	173.3	163.3
Work-in-process	197.5	165.6
Raw materials and supplies	308.5	221.1
Inventories	$1,212.0	$969.6

Reserves for lower of cost or NRV and excess and obsolete inventory were $78.8 million and $85.8 million at December 31, 2018 and 2017, respectively.

NOTE H – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	December 31,
	2018	2017
Property	$48.2	$43.3
Plant	176.4	144.7
Equipment	489.0	479.3
Property, plant and equipment – gross	713.6	667.3
Less: Accumulated depreciation	(368.0)	(356.3)
Property, plant and equipment – net	$345.6	$311.0

Depreciation expense for the years ended December 31, 2018, 2017 and 2016, was $53.3 million, $59.9 million and $65.5 million, respectively.

NOTE I – EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from leasing the Company’s products to customers.  Initial non-cancellable lease terms typically range up to 90 months.  The net book value of equipment subject to operating leases was approximately $26 million and $52 million (net of accumulated depreciation of approximately $12 million and $19 million) at December 31, 2018 and 2017, respectively, and is included in Other assets on the Company’s Consolidated Balance Sheet.  The equipment is depreciated on a straight-line basis over its estimated useful life.

Future minimum lease payments to be received under non-cancellable operating leases with lease terms in excess of one year are as follows (in millions):

Years ending December 31,
2019	$3.9
2020	1.4
2021	0.9
2022	0.4
2023	0.1
$6.7

The Company received approximately $9 million and $16 million of rental income from assets under operating leases during 2018 and 2017, respectively, none of which represented contingent rental payments.

NOTE J – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	Cranes	MP	Total
Balance at December 31, 2016, gross	$137.7	$179.3	$183.8	$500.8
Accumulated impairment	(38.6)	(179.3)	(23.2)	(241.1)
Balance at December 31, 2016, net	99.1	—	160.6	259.7
Foreign exchange effect and other	2.5	—	11.4	13.9
Balance at December 31, 2017, gross	140.2	179.3	195.2	514.7
Accumulated impairment	(38.6)	(179.3)	(23.2)	(241.1)
Balance at December 31, 2017, net	101.6	—	172.0	273.6
Foreign exchange effect and other	(1.0)	—	(7.4)	(8.4)
Balance at December 31, 2018, gross	139.2	179.3	187.8	506.3
Accumulated impairment	(38.6)	(179.3)	(23.2)	(241.1)
Balance at December 31, 2018, net	$100.6	$—	$164.6	$265.2

Intangible assets, net were comprised of the following as of December 31, 2018 and 2017 (in millions):

		December 31, 2018			December 31, 2017
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$19.7	$(17.3)	$2.4	$18.8	$(17.8)	$1.0
Customer Relationships	20	32.6	(28.7)	3.9	33.2	(28.3)	4.9
Land Use Rights	81	4.4	(0.6)	3.8	4.8	(0.6)	4.2
Other	8	26.3	(23.2)	3.1	26.5	(22.8)	3.7
Total definite-lived intangible assets		$83.0	$(69.8)	$13.2	$83.3	$(69.5)	$13.8

	For the Year Ended December 31,
(in millions)	2018	2017	2016
Aggregate Amortization Expense	$2.0	$2.0	$2.9

Estimated aggregate intangible asset amortization expense (in millions) for each of the next five years is as follows:

2019	$1.8
2020	$1.8
2021	$1.7
2022	$1.4
2023	$0.9

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

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with recognized assets or liabilities or forecasted transactions due to changing currency exchange rates.  Primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar.   These foreign exchange contracts are designated as cash flow hedging instruments. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Most of the foreign exchange contracts outstanding as of December 31, 2018 mature on or before December 31, 2019.  At December 31, 2018 and 2017, the Company had $394.0 million and $313.4 million notional amount, respectively, of foreign exchange contracts outstanding that were designated as cash flow hedge contracts.  For effective hedging instruments, unrealized gains and losses associated with foreign exchange contracts are deferred as a component of Accumulated other comprehensive income (loss) (“AOCI”) until the underlying hedged transactions settle and are reclassified to COGS in the Company’s Consolidated Statement of Income (Loss).

Certain foreign exchange contracts entered into by the Company have not been designated as hedging instruments to mitigate its exposure to changes in foreign currency exchange rates on third party forecasted transactions and recognized assets and liabilities. The Company had $107.8 million and $113.2 million notional amount of foreign exchange contracts outstanding that were not designated as hedging instruments at December 31, 2018 and 2017, respectively.  The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments were offset by changes in the underlying hedged items, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments were recognized as gains or losses in Other income (expense) – net in the Consolidated Statement of Income (Loss).

Other

Other derivatives designated as cash flow hedging instruments include cross currency and commodity swaps with outstanding notional amounts of $45.9 million and $11.2 million, respectively, as of December 31, 2018. The outstanding notional amount of cross currency swaps was $48.0 million as of December 31, 2017. The Company uses cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates and commodity swaps to mitigate price risk for hot rolled coil steel. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Fair values of commodity swaps are based on observable market data for similar assets and liabilities. Changes in the fair value of cross currency and commodity swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Other income (expense) - net in the Consolidated Statement of Income (Loss) when the underlying hedged item is re-measured. Gains or losses on interest rate and commodity swaps are reclassified to COGS in the Consolidated Statement of Income (Loss) when the hedged transaction affects earnings.

Other derivatives not designated as hedging instruments include a debt conversion feature on a convertible promissory note held by the Company for which changes in fair value are recorded in Other income (expense) - net in the Consolidated Statement of Income (Loss).

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Consolidated Balance Sheet (in millions):

		December 31, 2018		December 31, 2017
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$3.0	$0.2	$5.8	$0.3
Cross currency swaps	Other current assets	0.8	—	0.7	—
Debt conversion feature	Other assets	—	0.5	—	1.5
Foreign exchange contracts	Other current liabilities	$(5.7)	$—	$(1.6)	$—
Commodity swaps	Other current liabilities	(1.1)	—	—	—
Cross currency swaps	Other non-current liabilities	(3.0)	—	(5.3)	—
Net derivative asset (liability)		$(6.0)	$0.7	$(0.4)	$1.8
(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax		Gain (Loss) Reclassified from AOCI into Income
Instrument	Year Ended December 31, 2018	Income Statement Account	Year Ended December 31, 2018
Foreign exchange contracts	$(5.4)	Cost of goods sold	$(2.6)
Commodity swaps	(1.2)	Cost of goods sold	(0.2)
Cross currency swaps	0.1	Other income (expense) - net	2.1
Total	$(6.5)	Total	$(0.7)

Gain (Loss) Recognized on Derivatives in OCI, net of tax:	Year Ended December 31,
Instrument	2017	2016
Foreign exchange contracts	$5.4	$(4.5)
Cross currency swaps	(0.9)	—
Interest rate swap	—	(0.2)
Total	$4.5	$(4.7)

Gain (Loss) Reclassified from AOCI into Income (Loss) (Effective):	Year Ended December 31,
Income Statement Account	2017	2016
Cost of goods sold	$2.4	$(2.0)
Other income (expense) – net	(3.1)	—
Total	$(0.7)	$(2.0)

The following tables provide the effect of derivative instruments that are designated as hedges in the Consolidated Statement of Income (Loss) (in millions):

	Classification and amount of Gain or Loss Recognized in Income
	Cost of goods sold	Other income (expense) - net
	Year Ended December 31, 2018
Income Statement Accounts in which effects of cash flow hedges are recorded	$(4,158.2)	$(79.7)
Gain (Loss) Reclassified from AOCI into Income (Loss):
Foreign exchange contracts	(2.6)	—
Commodity swaps	(0.2)	—
Cross currency swaps	—	2.1
Total	$(2.8)	$2.1

Gain (Loss) Recognized on Derivatives (Ineffective) in Income (Loss):	Year Ended December 31,
Income Statement Account	2017	2016
Cost of goods sold	$2.1	$1.0
Other income (expense) – net	(0.1)	—
Total	$2.0	$1.0

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives outstanding at the end of the period in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (in millions):

		Year Ended December 31,
Instrument	Income Statement Account	2018	2017	2016
Foreign exchange contracts	Other income (expense) – net	$(0.1)	$(1.1)	$0.9
Debt conversion feature	Other income (expense) – net	$(0.9)	$0.4	$—
Total		$(1.0)	$(0.7)	$0.9

In the Consolidated Statement of Income (Loss), the Company records hedging activity related to foreign exchange contracts, cross currency and commodity swaps, and the debt conversion feature in the accounts for which the hedged items are recorded.  On the Consolidated Statement of Cash Flows, the Company presents cash flows from hedging activities in the same manner as it records the underlying item being hedged.

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

See Note P - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within the unrealized net gains (losses) included in AOCI as of December 31, 2018, it is estimated that $2.7 million of losses are expected to be reclassified into earnings in the next twelve months.

NOTE L – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to be appropriately positioned to respond to changing market conditions. From time to time, the Company may initiate certain restructuring programs to better utilize its workforce and optimize facility utilization to match demand for its products.

Restructuring

During 2016, the Company established restructuring programs in its Cranes segment to transfer production between existing facilities and close certain facilities in order to maximize labor efficiencies and reduce overhead costs. The programs are expected to cost $57.6 million, result in the reduction of approximately 550 team members and be completed in 2020.

The following table provides information for all restructuring activities by segment regarding the amount of expense (income) incurred during the year ended December 31, 2018, the cumulative amount of expenses incurred since inception of the programs through December 31, 2018, and the total amount expected to be incurred (in millions):

	Amount incurred during the year ended December 31, 2018	Cumulative amount incurred through December 31, 2018	Total amount expected to be incurred
AWP	$—	$0.2	$0.2
Cranes	(3.5)	57.6	57.6
MP	—	0.1	0.1
Corporate and Other	1.0	3.1	3.1
Total	$(2.5)	$61.0	$61.0

The following table provides information by type of restructuring activity with respect to the amount of expense (income) incurred during the year ended December 31, 2018, the cumulative amount of expenses incurred since inception of the programs through December 31, 2018, and the total amount expected to be incurred (in millions):

	Employee Termination Costs	Facility Exit Costs	Asset Disposal and Other Costs	Total
Amount incurred during the year ended December 31, 2018	$(4.7)	$2.2	$—	$(2.5)
Cumulative amount incurred through December 31, 2018	$40.9	$7.3	$12.8	$61.0
Total amount expected to be incurred	$40.9	$7.3	$12.8	$61.0

During the years ended December 31, 2018, 2017 and 2016, $(2.0) million, $(5.9) million and $42.6 million, respectively, of restructuring charges (reductions) were included in COGS. During the years ended December 31, 2018, 2017 and 2016, $(0.5) million, $(3.3) million and $20.8 million, respectively, of restructuring charges (reductions) were included in SG&A. There were $17.7 million of asset impairments included in restructuring costs, recorded in SG&A, for the year ended December 31, 2016. During the years ended December 31, 2018 and 2017, asset impairments included in restructuring costs were not material.

The following table provides a roll forward of the restructuring reserve by type of restructuring activity for the year ended December 31, 2018 (in millions):

Employee Termination Costs
Restructuring reserve at December 31, 2017	$29.7
Restructuring reserve increase (decrease)	(4.7)
Cash expenditures	(11.2)
Foreign exchange	(0.6)
Restructuring reserve at December 31, 2018	$13.2

Other Charges

During the year ended December 31, 2018, the Company recorded $1.0 million and $3.3 million as components of COGS and SG&A, respectively, for severance charges across all segments and corporate functions. During the year ended December 31, 2017, the Company recorded reductions of $(17.7) million to COGS, primarily due to the decrease in severance accruals for the Cranes segment established in the fourth quarter of 2016 as production volumes were expected to exceed earlier forecasts requiring us to maintain a higher headcount. During the year ended December 31, 2017, the Company recorded $6.1 million as a component of SG&A for severance charges across all segments and corporate functions. During the year ended December 31, 2016, the Company recorded $21.1 million and $12.7 million as a component of COGS and SG&A, respectively, for severance charges across all segments and corporate functions.

NOTE M – LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows (in millions):

	December 31,
	2018	2017
5-5/8% Senior Notes due February 1, 2025, net of unamortized debt issuance costs of $8.9 and $10.4, respectively	$591.1	$589.6
2017 Credit Agreement – term debt due January 31, 2024, net of unamortized debt issuance costs of $5.0 and $6.1, respectively	386.4	389.0
2017 Credit Agreement – revolver	237.0	—
Capital lease obligations	2.7	3.1
Other	2.2	3.1
Total debt	1,219.4	984.8
Less: Notes payable and current portion of long-term debt	(4.7)	(5.2)
Long-term debt, less current portion	$1,214.7	$979.6

2017 Credit Agreement

On January 31, 2017, the Company entered into a new credit agreement (as amended, the “2017 Credit Agreement”) with the lenders and issuing banks party thereto and Credit Suisse AG, Cayman Islands Branch (“CSAG”), as administrative agent and collateral agent. The 2017 Credit Agreement includes a revolving line of credit as further described below and a $400 million senior secured term loan (the “Term Loan”), which will mature on January 31, 2024. In connection with the 2017 Credit Agreement, the Company terminated its 2014 Credit Agreement (as defined below), among the Company and certain of its subsidiaries, the lenders thereunder and CSAG, as administrative agent and collateral agent, and related agreements and documents.

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

The 2017 Credit Agreement requires the Company to comply with a number of covenants, which limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. If the Company’s borrowings under its revolving line of credit are greater than 30% of the total revolving credit commitments, the 2017 Credit Agreement requires the Company to comply with certain financial tests, as defined in the 2017 Credit Agreement. If applicable, the minimum required levels of the interest coverage ratio would be 2.5 to 1.0 and the maximum permitted levels of the senior secured leverage ratio would be 2.75 to 1.0. The 2017 Credit Agreement also contains customary default provisions. The Company was in compliance with the financial covenants contained in the 2017 Credit Agreement as of December 31, 2018.

During the year ended December 31, 2018 and 2017, the Company recorded a loss on early extinguishment of debt related to Amendment No. 2 to the 2017 Credit Agreement of approximately $0.7 million and $0.7 million, respectively.

As of December 31, 2018 and 2017, the Company had, $391.4 million and $395.1 million, net of discount, respectively, in the Term Loan outstanding under the 2017 Credit Agreement. The weighted average interest rate on the Term Loan at December 31, 2018 and 2017 was 4.50% and 3.94%, respectively. The Company had revolving credit amounts of $237.0 million outstanding as of December 31, 2018 and no revolving credit amounts outstanding as of December 31, 2017. The weighted average interest rate on the revolving credit facility at December 31, 2018 was 5.98%.

The 2017 Credit Agreement incorporates facilities for issuance of letters of credit up to $400 million.  Letters of credit issued under the 2017 Credit Agreement letter of credit facility decrease availability under the $600 million revolving line of credit.  As of December 31, 2018, the Company had no letters of credit issued under the 2017 Credit Agreement.  The 2017 Credit Agreement also permits the Company to have additional letter of credit facilities up to $300 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving lines of credit. The Company had letters of credit issued under the additional letter of credit facilities of the 2017 Credit Agreement that totaled $33.4 million and $34.3 million as of December 31, 2018 and 2017, respectively.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce availability under the 2017 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $42.4 million and $23.1 million as of December 31, 2018 and 2017, respectively.

In total, as of December 31, 2018 and 2017, the Company had letters of credit outstanding of $75.8 million and $57.4 million, respectively. The letters of credit generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet and guaranteeing the Company’s performance under contracts.

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

On January 31, 2017, in connection with the 2017 Credit Agreement, the Company terminated its 2014 Credit Agreement and related agreements and documents.

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

5-5/8% Senior Notes

On January 31, 2017, the Company sold and issued $600.0 million aggregate principal amount of Senior Notes Due 2025 (“5-5/8% Notes”) at par in a private offering. The proceeds from the 5-5/8% Notes, together with cash on hand, including cash from the sale of its MHPS business, was used: (i) to complete a tender offer for up to $550.0 million of its 6% Notes, (ii) to redeem and discharge such portion of the 6% Notes not purchased in the tender offer, (iii) to fund a $300.0 million partial redemption of the 6% Notes, (iv) to fund repayment of all $300.0 million aggregate principal amount outstanding of its 6-1/2% Notes on or before April 3, 2017, (v) to pay related premiums, fees, discounts and expenses, and (vi) for general corporate purposes, including repayment of borrowings outstanding under the 2014 Credit Agreement. The 5-5/8% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries.

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

Commitment Letter

On May 16, 2016, as a result of terminating the BCA, the Company and Konecranes terminated the commitment letter they entered into on August 10, 2015 with the lenders thereto in respect of the senior secured credit facilities there under (the “Commitment Letter”). As the Company and Konecranes terminated the BCA, the parties no longer needed the use of funds that would have been supplied by the senior secured credit facilities pursuant to the Commitment Letter.

In connection with the Commitment Letter, the Company incurred fees of $7.2 million for the year ended December 31, 2016 which are included with transaction costs directly related to the BCA and are recorded in Other income (expense) - net in the Consolidated Statement of Income (Loss).

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of long-term debt outstanding at December 31, 2018 in the successive five-year period and thereafter are summarized below. Amounts shown are exclusive of minimum lease payments for capital lease obligations (in millions):

2019	$4.5
2020	3.8
2021	3.7
2022	240.7
2023	3.7
Thereafter	974.2
Total Debt	1,230.6
Less: Unamortized debt issuance costs	$(13.9)
Net debt	$1,216.7

Fair Value of Debt

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Consolidated Balance Sheet, excluding debt acquisition costs (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of December 31, 2018 and 2017, as follows (in millions, except for quotes):

2018	Book Value	Quote	FV
5-5/8% Notes	$600.0	$0.93250	$560
2017 Credit Agreement Term Loan (net of discount)	$391.4	$0.96750	$379

2017	Book Value	Quote	FV
5-5/8% Notes	$600.0	$1.04000	$624
2017 Credit Agreement Term Loan (net of discount)	$395.1	$1.00708	$398

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

The Company paid $57.5 million, $59.5 million and $96.2 million of interest in 2018, 2017 and 2016, respectively.

NOTE N – LEASE COMMITMENTS

Future minimum noncancellable operating lease payments at December 31, 2018 are as follows (in millions):

Operating Leases
2019	$32.5
2020	27.2
2021	23.8
2022	19.5
2023	16.6
Thereafter	37.0
Total minimum obligations	$156.6

Most of the Company’s operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was $41.0 million, $39.9 million, and $44.3 million in 2018, 2017 and 2016, respectively.

NOTE O – RETIREMENT PLANS AND OTHER BENEFITS

U.S. Pension Plan

The Company maintains a nonqualified Supplemental Executive Retirement Plan (“U.S. SERP”). The U.S. SERP provides retirement benefits to certain senior executives of the Company. Generally, the U.S. SERP provides a benefit based on average total compensation earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program, excluding salary deferrals and matching contributions. In addition, benefits are reduced by Social Security Primary Insurance Amounts attributable to Company contributions. The U.S. SERP is unfunded and participation in the U.S. SERP has been frozen. There is a defined contribution plan for certain senior executives of the Company.

The Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”). Participation in the Terex Plan for all employees was frozen. Participants were credited with post-freeze service for purposes of determining vesting and retirement eligibility only. The benefits covering salaried employees were based primarily on years of service and employees’ qualifying compensation during the final years of employment. The benefits covering bargaining unit employees were based primarily on years of service and a flat dollar amount per year of service. The Company’s policy was generally to fund the Terex Plan based on the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Plan assets consisted primarily of common stocks, bonds and short-term cash equivalent funds. In November 2018, the Company completed the termination of the Terex Plan as further described below.

There were no minimum contribution requirements for the 2018, 2017 and 2016 plan years.

Non-U.S. Plans

The Company maintains defined benefit plans in France, Germany, India, Switzerland and the United Kingdom for some of its subsidiaries. Participation in the United Kingdom plan has been frozen. The United Kingdom plan is a funded plan and the Company funds this plan in accordance with funding regulations in the United Kingdom and a negotiated agreement between the Company and the plan’s trustee. The Switzerland plan is a funded plan and the Company funds this plan in accordance with funding regulations. The plans in France, Germany and India are unfunded plans. In Italy, there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination. The Company records this obligation based on mandated requirements. The measure of current obligation is not dependent on the employees’ future service and therefore is measured at current value.

Other Post-employment Benefits

The Company has several non-pension post-retirement benefit programs. The Company provides post-employment health and life insurance benefits to certain former salaried and hourly employees. The health care programs are contributory, with participants’ contributions adjusted annually, and the life insurance plan is noncontributory.

Savings Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, contribute to certain of these plans. Charges recognized for the deferred compensation plan and these other savings plans were $22.9 million, $16.9 million and $19.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. For the years ended December 31, 2018, 2017 and 2016, Company matching contributions to tax deferred savings plans were invested at the direction of plan participants.

Information regarding the Company’s plans, including U.S. SERP, was as follows (in millions, except percent values):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2018	2017	2018	2017	2018	2017
Accumulated benefit obligation at end of year	$35.1	$153.3	$208.5	$229.4
Change in benefit obligation:
Benefit obligation at beginning of year	$160.4	$167.6	$231.6	$211.5	$3.4	$4.2
Service cost	0.4	0.6	3.1	3.2	—	—
Interest cost	5.4	6.4	4.6	5.0	0.1	0.1
Transfer to held for sale	—	—	—	(0.1)	—	—
Settlements	(108.5)	—	(2.7)	(5.0)	—	—
Plan amendments	—	—	2.6	—	—	—
Actuarial loss (gain)	(8.5)	0.1	(8.1)	1.1	(0.2)	(0.4)
Benefits paid	(10.1)	(14.3)	(8.6)	(7.1)	(0.3)	(0.5)
Foreign exchange effect	—	—	(11.9)	23.0	—	—
Benefit obligation at end of year	39.1	160.4	210.6	231.6	3.0	3.4
Change in plan assets:
Fair value of plan assets at beginning of year	118.5	117.1	121.2	108.3	—	—
Actual return on plan assets	(6.0)	14.5	(4.1)	6.9	—	—
Settlements	(108.5)	—	(2.7)	(5.0)	—	—
Employer contribution	6.1	1.2	7.9	7.5	0.3	0.5
Employee contribution	—	—	0.5	0.4	—	—
Benefits paid	(10.1)	(14.3)	(8.6)	(7.1)	(0.3)	(0.5)
Foreign exchange effect	—	—	(6.7)	10.2	—	—
Fair value of plan assets at end of year	—	118.5	107.5	121.2	—	—
Funded status	$(39.1)	$(41.9)	$(103.1)	$(110.4)	$(3.0)	$(3.4)
Amounts recognized in the statement of financial position consist of:
Current liabilities	$1.3	$1.2	$2.7	$2.8	$0.4	$0.4
Non-current liabilities	37.8	40.7	100.4	107.6	2.6	3.0
Total liabilities	$39.1	$41.9	$103.1	$110.4	$3.0	$3.4
Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial net loss	$(0.9)	$64.8	$61.3	$68.2	$0.5	$0.9
Prior service cost	—	0.1	2.7	0.1	—	—
Total amounts recognized in accumulated other comprehensive loss	$(0.9)	$64.9	$64.0	$68.3	$0.5	$0.9

Guaranteed Minimum Pension (“GMP”) Payments

On October 26, 2018, the High Court of Justice in the United Kingdom ruled that Lloyds Bank plc was required to provide equal benefits for men and women for GMP payments accrued after May 17, 1990 in pension plans liabilities. Inequalities arose from statutory differences between men and women in both the earliest age from which a GMP is payable and the rates of the GMP accrual. The Company estimated the cost of equalizing the GMP payments and increased its Non-U.S. pension benefit liability by $2.6 million at December 31, 2018 for GMP payments. This is recorded as prior service costs for 2018 and will amortize beginning in 2019.

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Weighted-average assumptions as of December 31:
Discount rate(1)	4.41%	3.78%	4.03%	2.39%	2.15%	2.27%	4.14%	3.58%	3.81%
Expected return on plan assets	—%	7.00%	7.00%	4.40%	4.43%	5.90%	N/A	N/A	N/A
Rate of compensation increase(1)	3.75%	3.75%	3.75%	0.98%	0.93%	0.89%	N/A	N/A	N/A

(1) The weighted average assumptions as of December 31 are used to calculate the funded status at the end of the current year and the net periodic cost for the subsequent year.

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Components of net periodic cost:
Service cost	$0.4	$0.6	$0.6	$3.1	$3.2	$3.1	$—	$—	$—
Interest cost	5.4	6.4	7.1	4.6	5.0	6.5	0.1	0.1	0.2
Expected return on plan assets	(7.3)	(7.8)	(8.3)	(5.0)	(5.0)	(6.0)	—	—	—
Recognition of prior service cost	0.1	0.1	0.2	—	—	—	—	—	—
Amortization of actuarial loss	3.4	4.1	4.2	3.2	3.5	2.5	0.1	(1.2)	—
Settlements	67.0	—	—	0.8	1.5	—	—	—	—
Other	—	—	—	(1.0)	(0.4)	(0.4)	—	—	—
Net periodic cost	$69.0	$3.4	$3.8	$5.7	$7.8	$5.7	$0.2	$(1.1)	$0.2

Components of Net periodic cost other than the Service cost component are included in Other income (expense) - Net in the Consolidated Statement of Comprehensive Income (Loss). The Service cost component is included in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period.

Pension Settlements

In November 2018, the Company entered into a contract for a group annuity to transfer the obligation to pay the remaining retirement benefits of all plan participants in the Terex Plan to an insurance company (the “Pension Annuitization”). The transfer of $108.5 million in both plan obligations and plan assets was completed on November 5, 2018. The Company contributed $4.8 million to the plan to facilitate the transaction, secure the remaining plan obligations and take advantage of certain tax benefits. Prior to the transaction, the Terex Plan had approximately 2,600 participants. As a result of the Pension Annuitization, the Company recorded a pretax non-cash settlement loss of $67.0 million (after tax $42.6 million) reflecting the accelerated recognition of unamortized losses in the Terex Plan as a result of the obligation that was settled.

Participants in the Company’s U.K pension plan may elect to receive a lump-sum settlement of remaining pension benefits under the terms of the plan. As a result of participants electing the lump-sum option during the years ended December 31, 2018 and 2017, the Company settled $2.7 million and $5.0 million of Non-U.S. pension obligations, respectively. The settlements were paid from plan assets and did not require a cash contribution from the Company. As a result, the Company recorded settlement losses of $0.8 million and $1.5 million reflecting the accelerated recognition of unamortized losses in the plan proportionate to the obligation that was settled in 2018 and 2017, respectively.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2018	2017	2018	2017	2018	2017
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net (gain) loss	$4.7	$(6.8)	$0.9	$(0.7)	$(0.3)	$(0.3)
Amortization of actuarial gain (loss)	(3.4)	(4.1)	(3.2)	(3.5)	(0.1)	1.2
Amortization of prior service cost	(0.1)	(0.1)	2.5	—	—	—
Disposals	—	—	—	(79.4)	—	—
Settlements	(67.0)	—	(0.8)	(1.5)	—	—
Foreign exchange effect	—	—	(3.7)	7.1	—	—
Total recognized in other comprehensive income (loss)	$(65.8)	$(11.0)	$(4.3)	$(78.0)	$(0.4)	$0.9

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
Amounts expected to be recognized as components of net periodic cost for the year ending December 31, 2019:
Actuarial net loss	$(0.3)	$3.3	$—
Prior service cost	0.1	0.1	—
Total amount expected to be recognized as components of net periodic cost for the year ending December 31, 2019	$(0.2)	$3.4	$—

For the Company’s plans, including the U.S. SERP, that have accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were (in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2018	2017	2018	2017
Projected benefit obligation	$39.1	$160.4	$210.6	$231.6
Accumulated benefit obligation	$35.1	$153.3	$208.5	$229.4
Fair value of plan assets	$—	$118.5	$107.5	$121.2

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

The rate used for the expected return on plan assets for the U.S. plan was based on a review of long-term historical asset performances aligned with the Company’s investment strategy and portfolio mix.  While the Company examines performance annually, it also views historic asset portfolios and performance over a long period of years before recommending a change. In the short term, there may be fluctuations of positive and negative yields year-over-year, but over the long-term, in 2018 the return was expected to be approximately 7% for the Terex Plan prior to termination.

The Company’s overall investment strategy for the U.S. defined benefit plan balances had two objectives, investing in fixed income securities whose maturity broadly matches the maturity of the pension liabilities and investing in equities and other assets expected to generate higher returns. The Company invested through a number of investment funds with diversified asset types, strategies and managers. Equity securities, including investments in large to small-cap companies in the U.S. and internationally, constituted approximately 31% of the portfolio at December 31, 2017. Fixed income securities including corporate bonds of companies from diversified industries, U.S. Treasuries and other securities, which may include mortgage-backed securities, asset-backed securities and collateralized mortgage obligations, constituted approximately 69% of the portfolio at December 31, 2017.

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

The overall investment strategy for Non-U.S. defined benefit plans is to achieve a mix of investments to support long-term growth and minimize volatility while maximizing rates of return by diversification of asset types, fund strategies and fund managers.  Fixed income investments include investments in European government securities and European corporate bonds and constitute approximately 76% and 72% of the portfolio at December 31, 2018 and 2017, respectively. Equity investments, multi-asset investment funds and real estate investments that invest in a diversified range of property principally in the retail, office and industrial/warehouse sectors constitute approximately 24% and 28% of the portfolio at December 31, 2018 and 2017, respectively. Investments of the plans primarily include investments in companies from diversified industries with 90% invested internationally and 10% invested in North America. The target investment allocations to support the Company’s investment strategy for 2019 are approximately 69% to 71% fixed income securities and approximately 29% to 31% equity securities, multi-asset investment funds and real estate investments.

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

The fair value of the Company’s plan assets at December 31, 2018 are as follows (in millions):

	U.S. Pension Plan				Non-U.S. Pension Plans
	Total	Level 1	Level 2	NAV	Total	Level 1	Level 2	NAV
Cash, including money market funds	$—	$—	$—	$—	$0.7	$0.7	$—	$—
U.S. equities	—	—	—	—	11.1	—	11.1	—
Non-U.S. equities	—	—	—	—	10.7	—	10.7	—
Non-U.S. corporate bonds	—	—	—	—	2.5	—	2.5	—
Non-U.S. governmental fixed income funds	—	—	—	—	59.7	—	59.7	—
Real estate	—	—	—	—	3.7	—	3.7	—
Other securities	—	—	—	—	19.1	—	19.1	—
Total investments measured at fair value	$—	$—	$—	$—	$107.5	$0.7	$106.8	$—

The fair value of the Company’s plan assets at December 31, 2017 are as follows (in millions):

	U.S. Pension Plan				Non-U.S. Pension Plans
	Total	Level 1	Level 2	NAV	Total	Level 1	Level 2	NAV
Cash, including money market funds	$2.5	$2.5	$—	$—	$2.9	$2.9	$—	$—
U.S. equities	27.6	—	—	27.6	6.4	—	6.4	—
Non-U.S. equities	8.7	—	—	8.7	24.4	—	24.4	—
U.S. corporate bonds	55.8	—	—	55.8	0.6	—	0.6	—
Non-U.S. corporate bonds	—	—	—	—	19.3	—	19.3	—
U.S. government securities	16.4	—	—	16.4	—	—	—	—
Non-U.S. government securities	0.6	—	—	0.6	32.7	—	32.7	—
Non-U.S. governmental fixed income funds	—	—	—	—	26.0	—	26.0	—
Real estate	—	—	—	—	3.5	—	3.5	—
Other securities	6.9	—	—	6.9	5.4	—	5.4	—
Total investments measured at fair value	$118.5	$2.5	$—	$116.0	$121.2	$2.9	$118.3	$—

The Company plans to contribute approximately $1 million to its U.S. post-retirement plans and approximately $8 million to its non-U.S. defined benefit pension plans in 2019.  During the year ended December 31, 2018, the Company contributed $6.4 million to its U.S. defined benefit pension plans and post-retirement plans and $7.9 million to its non-U.S. defined benefit pension plans.

The Company’s estimated future benefit payments under its plans are as follows (in millions):

Year Ending December 31,	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
2019	$1.3	$12.0	$0.4
2020	$1.5	$7.6	$0.4
2021	$1.5	$8.3	$0.3
2022	$1.5	$8.4	$0.3
2023	$1.5	$8.7	$0.3
2024-2028	$12.5	$47.1	$0.9

For the other benefits, for measurement purposes, a 6.50% rate of increase in the per capita cost of covered health care benefits was assumed for 2019, decreasing one-half percentage point per year until it reaches 4.50% for 2022 and thereafter. Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plan.

A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total service and interest cost components	$—	$—
Effect on post-retirement benefit obligation	$0.1	$(0.1)

NOTE P– STOCKHOLDERS’ EQUITY

On December 31, 2018, there were 81.3 million shares of common stock issued and 69.6 million shares of common stock outstanding. Of the 218.7 million unissued shares of common stock at that date, 3.0 million shares of common stock were reserved for issuance for the vesting of restricted stock.

Common Stock in Treasury. On December 21 2018, the Company retired 50.0 million shares of its common stock held in treasury. The shares were returned to the status of authorized but unissued shares. As a result, the treasury stock balance decreased by $1,882.0 million. As a part of the retirement, the Company reduced its common stock, Additional paid-in capital and Retained earnings balances by $(0.5) million, $(549.2) million, and $(1,332.3) million, respectively.

The Company values treasury stock on an average cost basis. As of December 31, 2018, the Company held 11.7 million shares of common stock in treasury totaling $401.8 million, which include 0.8 million shares held in a trust for the benefit of the Company’s deferred compensation plan totaling $19.6 million.

Preferred Stock. The Company’s certificate of incorporation was amended in June 1998 to authorize 50.0 million shares of preferred stock, $0.01 par value per share. As of December 31, 2018 and 2017, there were no shares of preferred stock outstanding.

Long-Term Incentive Plans. In May 2018, the stockholders approved the Terex Corporation 2018 Omnibus Incentive Plan (the “2018 Plan”). The purpose of the 2018 Plan is to assist the Company in attracting and retaining selected individuals to serve as employees, directors, officers, consultants and advisors of the Company and its subsidiaries and affiliates who will contribute to the Company’s success and to achieve long-term objectives which will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the common stock. The 2018 Plan authorizes the granting of (i) options to purchase shares of common stock (“Shares”), (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock units, (v) other stock awards, (vi) cash awards and (vii) performance awards. The maximum number of Shares that may be the subject of awards under the 2018 Plan is 1.2 million Shares, plus the number of Shares remaining available for issuance under the Terex Corporation 2009 Omnibus Incentive Plan (the “2009 Plan”) that are not subject to outstanding awards as of the date of stockholder approval, and the number of Shares subject to awards outstanding under the 2009 Plan as of such date but only to the extent that such outstanding awards are forfeited, expire, or otherwise terminate without the issuance of such Shares. Under the 2018 Plan, Shares covering restricted stock awards, restricted stock units and other stock awards shall only be counted as used to the extent that they are actually issued. As of December 31, 2018, 2.7 million shares were available for grant under the 2018 Plan.

In May 2009, the stockholders approved the 2009 Plan. The purpose of the 2009 Plan is to provide a means whereby employees, directors and third-party service providers of the Company develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its stockholders. The 2009 Plan provides for incentive compensation in the form of (i) options to purchase Shares, (ii) stock appreciation rights, (iii) restricted stock awards and restricted stock units, (iv) other stock awards, (v) cash awards, and (vi) performance awards. The maximum number of Shares available for issuance under the 2009 Plan was 8.0 million Shares plus the number of Shares remaining available for issuance under the Terex Corporation 2000 Incentive Plan and the 1996 Terex Corporation Long-Term Incentive Plan.

Under the 2018 and 2009 Plans, approximately 50% of outstanding awards are time-based and vest ratably on each of the first three anniversary dates. Approximately 21% cliff vest at the end of a three year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 29% cliff vest and are based on performance targets containing a market condition determined over a three year period.

The fair value of restricted stock awards is based on the market price at the date of grant approval except for 0.9 million shares based on a market condition. The Company uses the Monte Carlo method to provide grant date fair value for awards with a market condition. The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award. The following table presents the weighted-average assumptions used in the valuations:

	Grant date	Grant date	Grant date
	March 8, 2018	March 2, 2017	March 3, 2016
Dividend yields	1.00%	1.01%	1.22%
Expected volatility	40.41%	42.78%	45.59%
Risk free interest rate	2.38%	1.55%	0.97%
Expected life (in years)	3	3	3
Grant date fair value per share	$41.57	$36.48	$29.24

The following table is a summary of restricted stock awards under all of the Company’s plans:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	3,111,057	$28.68
Granted	1,053,387	$40.06
Vested	(1,271,136)	$27.47
Canceled, expired or other	82,919	$28.59
Nonvested at December 31, 2018	2,976,227	$34.32

As of December 31, 2018, unrecognized compensation costs related to restricted stock totaled approximately $52 million, which will be expensed over a weighted average period of 1.7 years.  The grant date weighted average fair value for restricted stock awards during the years ended December 31, 2018, 2017 and 2016 was $40.06, $32.54 and $23.95, respectively.  The total fair value of shares vested for restricted stock awards was $34.9 million, $36.0 million and $35.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Tax benefits associated with stock-based compensation were $4.6 million, $11.8 million and $12.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The excess tax benefit for all stock-based compensation is included in the Consolidated Statement of Cash Flows as an operating cash activity.

Comprehensive Income (Loss).  The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):
Accumulated Other Comprehensive Income (Loss) Attributable to Terex Corporation

	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$(492.7)	$2.3	$(6.3)	$(152.9)	$(649.6)
Current year change	(122.6)	(4.7)	6.9	(9.4)	(129.8)
Balance at December 31, 2016	(615.3)	(2.4)	0.6	(162.3)	(779.4)
Current year change	470.6	4.5	3.7	61.1	539.9
Balance at December 31, 2017	(144.7)	2.1	4.3	(101.2)	(239.5)
Current year change	(80.9)	(6.5)	(3.5)	45.6	(45.3)
Balance at December 31, 2018	$(225.6)	$(4.4)	$0.8	$(55.6)	$(284.8)

Accumulated Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest

	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$0.7	$—	$—	$—	$0.7
Current year change	(0.4)	—	—	—	(0.4)
Balance at December 31, 2016	0.3	—	—	—	0.3
Current year change	—	—	—	—	—
Balance at December 31, 2017	0.3	—	—	—	0.3
Current year change	—	—	—	—	—
Balance at December 31, 2018	$0.3	$—	$—	$—	$0.3

Accumulated Other Comprehensive Income (Loss)

	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$(492.0)	$2.3	$(6.3)	$(152.9)	$(648.9)
Current year change	(123.0)	(4.7)	6.9	(9.4)	(130.2)
Balance at December 31, 2016	(615.0)	(2.4)	0.6	(162.3)	(779.1)
Current year change	470.6	4.5	3.7	61.1	539.9
Balance at December 31, 2017	(144.4)	2.1	4.3	(101.2)	(239.2)
Current year change	(80.9)	(6.5)	(3.5)	45.6	(45.3)
Balance at December 31, 2018	$(225.3)	$(4.4)	$0.8	$(55.6)	$(284.5)

As of December 31, 2018, accumulated other comprehensive income for the cumulative translation adjustment, derivative hedging adjustment, debt and equity securities adjustment and pension liability adjustment are net of a tax benefit/(provision) of $11.5 million, $1.2 million, $(0.1) million and $7.9 million, respectively.

Changes in Accumulated Other Comprehensive Income (Loss)
The table below presents changes in AOCI by component for the year ended December 31, 2018 and 2017. All amounts are net of tax (in millions).

	Year ended December 31, 2018					Year ended December 31, 2017
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj. (1)	Total	CTA (2)	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj. (3)	Total
Beginning balance	$(144.4)	$2.1	$4.3	$(101.2)	$(239.2)	$(615.0)	$(2.4)	$0.6	$(162.3)	$(779.1)
Other comprehensive income (loss) before reclassifications	(80.2)	(7.4)	(0.9)	(2.8)	(91.3)	114.1	4.3	3.6	(0.1)	121.9
Amounts reclassified from AOCI	(0.7)	0.9	—	48.4	48.6	356.5	0.2	0.1	61.2	418.0
Net other comprehensive income (loss)	(80.9)	(6.5)	(0.9)	45.6	(42.7)	470.6	4.5	3.7	61.1	539.9
Other (4)	—	—	(2.6)	—	(2.6)	—	—	—	—	—
Ending balance	$(225.3)	$(4.4)	$0.8	$(55.6)	$(284.5)	$(144.4)	$2.1	$4.3	$(101.2)	$(239.2)

(1)
Reclassifications primarily relate to $42.6 million of losses (net of $24.4 million of tax benefits) reclassified from AOCI to Other income (expense) - net in connection with the settlement of U.S. defined benefit pension obligations.

(2)
Reclassifications primarily relate to $352.1 million of losses (net of $1.5 million of tax benefits) reclassified from AOCI to Gain (loss) on disposition of discontinued operations - net of tax in connection with the sale of the MHPS business.

(3)
Reclassifications primarily relate to $55.4 million of losses (net of $23.9 million of tax benefits) reclassified from AOCI to Gain (loss) on disposition of discontinued operations - net of tax in connection with the sale of the MHPS business.

(4)	Other relates to amounts reclassified from AOCI to Retained Earnings in connection with the adoption of ASU 2016-01 and 2016-16.

Share Repurchases and Dividends

In February 2015, the Company announced authorization by its Board of Directors for the repurchase of up to $200 million of the Company’s outstanding shares of common stock of which approximately $131 million of this authorization was utilized prior to January 1, 2017. In February 2017, the Company announced authorization by its Board of Directors for the repurchase of up to an additional $350 million of the Company’s outstanding shares of common stock. In May 2017, the Company announced the completion of the February 2015 and February 2017 authorizations and the Company’s Board of Directors authorized the repurchase of up to an additional $280 million of its outstanding shares of common stock. In September 2017, the Company announced the completion of the May 2017 authorization and the Company’s Board of Directors authorized the repurchase of up to an additional $225 million of its outstanding shares of common stock. In February 2018, the Company announced the completion of the September 2017 authorization and the Company’s Board of Directors authorized the repurchase of up to an additional $325 million of its outstanding shares of common stock. In July 2018, the Company announced the completion of the February 2018 authorization and the Company’s Board of Directors authorized the repurchase of up to an additional $300 million of its outstanding shares of common stock. During the year ended December 31, 2018, the Company repurchased 11.4 million shares for $425.0 million under the programs. During the year ended December 31, 2017, the Company repurchased 25.7 million shares for $923.7 million under the programs. During the year ended December 31, 2016, the Company repurchased 3.5 million shares for $81.3 million under the programs. The Company’s Board of Directors declared and paid a dividend of $0.10, $0.08 and $0.07 per share in each quarter of 2018, 2017 and 2016, respectively. Additionally, in the first quarter of 2019 the Company’s Board of Directors declared a dividend of $0.11 per share which will be paid on March 19, 2019.

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

These lawsuits, which generally cover the time period from February 2008 to February 2009, allege violations of federal securities laws and Delaware law claiming, among other things, that certain of the Company’s SEC filings and other public statements contained false and misleading statements which resulted in damages to the Company, the plaintiffs and the members of the purported class when they purchased the Company’s securities and that there were breaches of fiduciary duties. The stockholder derivative complaint also alleges waste of corporate assets relating to the repurchase of the Company’s shares in the market and unjust enrichment as a result of securities sales by certain officers and directors. The complaints seek, among other things, unspecified compensatory damages, costs and expenses. As a result, the Company is unable to estimate a possible loss or a range of losses for these lawsuits. The stockholder derivative complaint also seeks amendments to the Company’s corporate governance procedures in addition to unspecified compensatory damages from the individual defendants in its favor.

On March 31, 2018, the securities lawsuit was dismissed against all of the named defendants except Mr. Riordan and the Company. In addition, certain claims were also narrowed. However, as all claims against Mr. Riordan were not dismissed, the case continued against both Mr. Riordan and, as a result, the Company as well. While the Company continues to believe that it has acted, and continues to act, in compliance with all applicable laws, on February 13, 2019, the plaintiffs and the Company advised the court that the parties have agreed in principle to a settlement of the securities lawsuit, subject to the court’s approval, and are beginning the process of drafting preliminary settlement papers for the court’s review and preliminary approval of the proposed settlement and notice process. The proposed settlement amount would be covered by the Company’s insurance policies and will not have a material effect on the Company’s financial results. However, if the parties are not able to reach a final settlement of the claims, or if the court were to fail to approve a settlement, and the Company were to ultimately receive an adverse judgment in excess of the Company’s insurance policies, it could result in the Company incurring significant liabilities.

The stockholder derivative action requires that the plaintiff own shares at the time of the alleged action continuously throughout the pendency of the case. In September of 2018, the plaintiff’s counsel notified the Company that its named plaintiff no longer owned shares of Terex. Plaintiff’s counsel filed a motion to replace the plaintiff in this case with a new plaintiff. The Company filed a motion objecting to the substitution on several grounds as it is the Company’s belief that the proposed substitute plaintiff does not meet the legal requirements to act as plaintiff in this action. To date, the Court has not rendered a decision on these motions. The Company believes that it has acted, and continues to act, in compliance with applicable laws with respect to this matter. This matter is covered by the Company’s insurance. However, the outcome of this lawsuit cannot be predicted and, if the Company were to receive an adverse judgment in excess of the Company’s insurance policies, it could ultimately result in the Company incurring significant liabilities.

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

As of December 31, 2018 and 2017, the Company’s maximum exposure to such credit guarantees was $59.2 million and $49.2 million, respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

Residual Value Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. Maximum exposure for residual value guarantees issued by the Company totaled $2.7 million and $4.2 million as of December 31, 2018 and 2017, respectively. The Company is generally able to mitigate a portion risk associated with these guarantees because the maturity of guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheet of $3.8 million and $4.3 million as of December 31, 2018 and 2017, respectively, for estimated fair value of all guarantees provided.

There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Amounts in millions)

	Balance Beginning of Year	Charges to Earnings	Other (1)	Deductions (2)	Balance End of Year
Year ended December 31, 2018
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$16.2	$5.0	$—	$(6.0)	$15.2
Allowance for doubtful accounts - Non-current	23.3	0.3	(0.8)	—	22.8
Reserve for inventory	85.8	8.1	(3.8)	(11.3)	78.8
Valuation allowances for deferred tax assets	136.4	(16.4)	(4.6)	—	115.4
Totals	$261.7	$(3.0)	$(9.2)	$(17.3)	$232.2
Year ended December 31, 2017
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$16.5	$0.4	$1.0	$(1.7)	$16.2
Allowance for doubtful accounts - Non-current	25.2	1.1	1.5	(4.5)	23.3
Reserve for inventory	83.3	21.6	10.5	(29.6)	85.8
Valuation allowances for deferred tax assets	148.6	0.2	(12.4)	—	136.4
Totals	$273.6	$23.3	$0.6	$(35.8)	$261.7
Year ended December 31, 2016
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$20.4	$5.6	$(5.4)	$(4.1)	$16.5
Allowance for doubtful accounts - Non-current	27.4	(1.5)	(0.4)	(0.3)	25.2
Reserve for inventory	76.8	37.0	(10.8)	(19.7)	83.3
Valuation allowances for deferred tax assets	215.1	(50.8)	(15.7)	—	148.6
Totals	$339.7	$(9.7)	$(32.3)	$(24.1)	$273.6

(1)	Primarily represents the impact of foreign currency exchange, business divestitures and other amounts recorded to accumulated other comprehensive income (loss).

(2)	Primarily represents the utilization of established reserves, net of recoveries.