Form 10-Q
period 2019-03-31
TEREX CORP
filed 2019-05-01
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Number of outstanding shares of common stock: 71.2 million as of April 29, 2019.

The Exhibit Index begins on page 51.

GENERAL

Unless specifically noted otherwise, this Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of March 31, 2019 and excludes discontinued operations. Discontinued operations primary relate to the Demag® mobile cranes business and mobile crane product lines manufactured in our Oklahoma City facility. See Note D - “Discontinued Operations and Assets and Liabilities Held for Sale” for further information. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2019

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2019	2018
Net sales	$1,136.6	$1,116.6
Cost of goods sold	(898.8)	(888.0)
Gross profit	237.8	228.6
Selling, general and administrative expenses	(138.1)	(134.3)
Income (loss) from operations	99.7	94.3
Other income (expense)
Interest income	1.7	3.3
Interest expense	(23.0)	(15.9)
Other income (expense) – net	(3.2)	1.2
Income (loss) from continuing operations before income taxes	75.2	82.9
(Provision for) benefit from income taxes	(18.0)	(14.2)
Income (loss) from continuing operations	57.2	68.7
Income (loss) from discontinued operations – net of tax	(124.4)	(21.1)
Gain (loss) on disposition of discontinued operations – net of tax	0.6	2.7
Net income (loss)	$(66.6)	$50.3

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.81	$0.86
Income (loss) from discontinued operations – net of tax	(1.76)	(0.26)
Gain (loss) on disposition of discontinued operations – net of tax	0.01	0.03
Net income (loss)	$(0.94)	$0.63
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.79	$0.84
Income (loss) from discontinued operations – net of tax	(1.73)	(0.26)
Gain (loss) on disposition of discontinued operations – net of tax	0.01	0.04
Net income (loss)	$(0.93)	$0.62
Weighted average number of shares outstanding in per share calculation
Basic	70.6	79.7
Diluted	71.8	81.7

Comprehensive income (loss)	$(68.9)	$76.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$304.6	$339.5
Trade receivables (net of allowance of $9.6 and $9.1 at March 31, 2019 and December 31, 2018, respectively)	661.6	535.0
Inventories	955.4	918.9
Prepaid and other current assets	179.8	170.1
Current assets held for sale	406.6	459.5
Total current assets	2,508.0	2,423.0
Non-current assets
Property, plant and equipment – net	327.6	317.3
Operating lease right-of-use assets	121.9	—
Goodwill	267.7	265.2
Intangible assets – net	11.0	11.4
Other assets	411.8	400.6
Non-current assets held for sale	6.8	68.4
Total assets	$3,654.8	$3,485.9

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$6.1	$4.1
Trade accounts payable	647.1	687.2
Accrued compensation and benefits	88.7	123.1
Current maturities of operating leases	25.7	—
Other current liabilities	193.2	220.8
Current liabilities held for sale	142.4	179.5
Total current liabilities	1,103.2	1,214.7
Non-current liabilities
Long-term debt, less current portion	1,467.3	1,210.6
Non-current operating leases	106.2	—
Retirement plans	69.8	69.0
Other non-current liabilities	35.7	44.1
Non-current liabilities held for sale	90.3	86.5
Total liabilities	2,872.5	2,624.9
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 82.0 and 81.3 shares at March 31, 2019 and December 31, 2018, respectively	0.8	0.8
Additional paid-in capital	794.1	797.3
Retained earnings	674.4	749.0
Accumulated other comprehensive income (loss)	(287.1)	(284.8)
Less cost of shares of common stock in treasury – 11.6 and 11.7 shares at March 31, 2019 and December 31, 2018, respectively	(400.4)	(401.8)
Total Terex Corporation stockholders’ equity	781.8	860.5
Noncontrolling interest	0.5	0.5
Total stockholders’ equity	782.3	861.0
Total liabilities and stockholders’ equity	$3,654.8	$3,485.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Non-controlling Interest	Total
Balance at December 31, 2018	69.6	$0.8	$797.3	$749.0	$(284.8)	$(401.8)	$0.5	$861.0
Net income (loss)	—	—	—	(66.6)	—	—	—	(66.6)
Other comprehensive income (loss) – net of tax	—	—	—	—	(2.3)	—	—	(2.3)
Issuance of common stock	0.7	—	21.4	—	—	—	—	21.4
Compensation under stock-based plans – net	0.1	—	(24.7)	—	—	1.7	—	(23.0)
Dividends	—	—	0.1	(8.0)	—	—	—	(7.9)
Acquisition of treasury stock	—	—	—	—	—	(0.3)	—	(0.3)
Balance at March 31, 2019	70.4	$0.8	$794.1	$674.4	$(287.1)	$(400.4)	$0.5	$782.3

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Non-controlling Interest	Total
Balance at December 31, 2017	80.2	$1.3	$1,322.0	$1,995.9	$(239.5)	$(1,857.7)	$0.5	$1,222.5
Net income (loss)	—	—	—	50.3	—	—	—	50.3
Other comprehensive income (loss) – net of tax	—	—	—	—	28.8	—	—	28.8
Issuance of common stock	0.8	—	18.0	—	—	—	—	18.0
Compensation under stock-based plans – net	0.1	—	(25.1)	—	—	1.7	—	(23.4)
Dividends	—	—	0.2	(8.0)	—	—	—	(7.8)
Acquisition of treasury stock	(5.1)	—	—	—	—	(209.5)	—	(209.5)
Other	—	—	—	2.6	(2.6)	—	—	—
Balance at March 31, 2018	76.0	$1.3	$1,315.1	$2,040.8	$(213.3)	$(2,065.5)	$0.5	$1,078.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income (loss)	$(66.6)	$50.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13.5	16.0
(Gain) loss on disposition of discontinued operations	(0.6)	(2.7)
Deferred taxes	(2.6)	(1.6)
Impairments	86.1	0.5
Stock-based compensation expense	11.7	7.9
Inventory and other non-cash charges	25.0	(0.1)
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(96.2)	(101.4)
Inventories	(69.6)	(26.2)
Trade accounts payable	(70.1)	59.7
Other assets and liabilities	(102.3)	(47.1)
Foreign exchange and other operating activities, net	6.3	0.3
Net cash provided by (used in) operating activities	(265.4)	(44.4)
Investing Activities
Capital expenditures	(10.8)	(34.5)
Proceeds from disposition of investments	—	19.8
Other investing activities, net	0.2	(0.6)
Net cash provided by (used in) investing activities	(10.6)	(15.3)
Financing Activities
Repayments of debt	(638.7)	(118.2)
Proceeds from issuance of debt	899.0	215.5
Share repurchases	(0.2)	(205.3)
Dividends paid	(7.8)	(7.8)
Other financing activities, net	(15.9)	(12.5)
Net cash provided by (used in) financing activities	236.4	(128.3)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2.3)	9.3
Net Increase (Decrease) in Cash and Cash Equivalents	(41.9)	(178.7)
Cash and Cash Equivalents at Beginning of Period	372.1	630.1
Cash and Cash Equivalents at End of Period	$330.2	$451.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2018 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

As further described in Note D - “Discontinued Operations and Assets and Liabilities Held for Sale”, on February 22, 2019, the Company announced it entered into an Asset and Stock Purchase Agreement (the “ASPA”) with Tadano Ltd. (“Tadano”) to sell its Demag® mobile cranes business and will cease to manufacture mobile crane product lines in its Oklahoma City facility. As a result, the Company reported these operations, formerly part of the Cranes segment, in discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (Loss) for all periods presented, and in assets and liabilities held for sale in the Condensed Consolidated Balance Sheet at March 31, 2019 and December 31, 2018. Other operations formerly part of the Cranes segment were reorganized to align with the Company’s new management and reporting structure. For financial reporting periods beginning on or after January 1, 2019, the utilities business will be consolidated within Aerial Work Platforms (“AWP”), the pick and carry cranes business will be consolidated within Materials Processing (“MP”) and the rough terrain and tower cranes businesses will be consolidated within Corporate and Other. The Company will now manage and report its business in the following segments: (i) AWP and (ii) MP. Prior period amounts have been reclassified to conform with the 2019 presentation. See Note B - “Business Segment Information”, Note D - “Discontinued Operations and Assets and Liabilities Held for Sale” and Note I - “Goodwill and Intangible Assets, Net” for further information.

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019.

Cash and cash equivalents at March 31, 2019 and December 31, 2018 include $12.7 million and $12.6 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Recently Issued Accounting Standards

Accounting Standards Implemented in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). The standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize an ROU asset and a lease liability on the balance sheet for all leases with a term longer than 12 months and requires the disclosure of key information about leasing arrangements. Leases are classified as finance or operating, with classification affecting the subsequent expense pattern and presentation of expense recognition in the income statement. Subsequently, the FASB issued the following standards related to ASU 2016-02: ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”, ASU 2018-10, “Codification Improvements to Topic 842, Leases”, ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), ASU 2018-20, “Narrow-Scope Improvements for Lessors” and ASU 2019-01, “Leases (Topic 842): Codification Improvements”, which provided additional guidance and clarity to ASU 2016-02 (collectively, the “Lease Standard”).

The Company adopted the Lease Standard on January 1, 2019 under the alternative transition method permitted by ASU 2018-11. This transition method allowed the Company to initially apply the requirements of the Lease Standard at the adoption date, versus at the beginning of the earliest period presented. The Company elected the transition package of practical expedients, the practical expedient to not separate lease and non-lease components for all of its leases, the short-term lease recognition exemption for all of its leases that qualify and the land easement practical expedient; it did not elect the use of hindsight practical expedient.

Adoption of the Lease Standard had a material effect on the Company’s condensed consolidated financial statements due to the recognition of approximately $138 million of operating lease liabilities (approximately $6 million related to discontinued operations) with corresponding ROU assets. The Company implemented a global lease accounting system and updated internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures as a result of the Lease Standard.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” (“ASU 2018-02”). ASU 2018-02 allows reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from H.R. 1 “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”. The Company adopted ASU 2018-02 on January 1, 2019. Adoption did not have a material effect on the Company’s consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements,” (“ASU 2018-09”). ASU 2018-09 provides technical corrections, clarifications and other improvements across a variety of accounting topics. Certain amendments were applicable immediately while others provide transition guidance and are effective in the first quarter of fiscal year 2019. The Company completed the adoption of ASU 2018-09 on January 1, 2019. Adoption did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards to be Implemented

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses,” (“ASU 2016-13”). ASU 2016-13 sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. The guidance in this standard replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. Subsequently, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” which provided additional guidance and clarity to ASU 2016-13 (collectively, the “Credit Loss Standard”). The effective date will be the first quarter of fiscal year 2020 and early adoption is permitted. The Credit Loss Standard will be applied using a modified retrospective approach. The Company is evaluating the impact that adoption of the Credit Loss Standard will have on its consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans,” (“ASU 2018-14”). ASU 2018-14 adds, removes and clarifies disclosure requirements related to defined benefit pension plans and other postretirement plans. The effective date will be the first quarter of fiscal year 2021 and early adoption is permitted. The Company is evaluating the impact that adoption of this standard will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangible-Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The effective date will be the first quarter of fiscal year 2020 and early adoption is permitted. The Company is evaluating the impact that adoption of this standard will have on its consolidated financial statements.

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2018	$39.8
Accruals for warranties issued during the period	10.5
Changes in estimates	0.9
Settlements during the period	(11.2)
Foreign exchange effect/other	(0.4)
Balance as of March 31, 2019	$39.6

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement and Disclosure” (“ASC 820”) include foreign exchange contracts, cross currency and commodity swaps and a debt conversion feature on a convertible promissory note discussed in Note J – “Derivative Financial Instruments”, debt discussed in Note K – “Long-term Obligations” and defined benefit plan assets discussed in Note L – “Retirement Plans and Other Benefits”.  These instruments are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

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

Leases. Terex leases approximately 100 real properties, approximately 500 vehicles, and approximately 450 pieces of office and industrial equipment. As the lessee, Terex will classify a lease which it has substantially all the risks and rewards of ownership as a finance lease.
The Company determines if an arrangement contains a lease at contract inception. With the exception of short-term leases (leases with terms less than 12 months), all leases with contractual fixed costs are recorded on the balance sheet on the lease commencement date as an ROU asset and a lease liability. Lease liabilities are initially measured at the present value of the minimum lease payments and subsequently increased to reflect the interest accrued and reduced by the lease payments affected. ROU assets are initially measured at the present value of the minimum lease payments adjusted for any prior lease payments, lease incentives and initial direct costs. The Company does not separate lease and non-lease components of a contract for any class of leases. Certain leases contain escalation, renewal and/or termination options that are factored into the ROU asset as appropriate. Operating leases result in a straight-line rent expense over the life of the lease. For finance leases, ROU assets are amortized on a straight-line basis over the life of the lease and interest accretes to the lease liability which results in a higher interest expense at lease inception that declines over the life of the lease. Variable lease costs correspond to future period lease payments which are determined at fair market value and recorded at determined points in time.
Short-term leases for real property, vehicles and industrial and office equipment are recognized in the income statement on a straight line basis over the lease term.

The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments, if the rate is not implicit in the lease. Consideration is given to the Company’s recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating incremental borrowing rates.

For detailed lease information see Note M - “Leases”.

NOTE B – BUSINESS SEGMENT INFORMATION

Terex is a global manufacturer of aerial work platforms, materials processing machinery and cranes. The Company designs, builds and supports products used in construction, maintenance, manufacturing, energy, minerals and materials management applications. Terex’s products are manufactured in North and South America, Europe, Australia and Asia and sold worldwide. The Company engages with customers through all stages of the product life cycle, from initial specification and financing to parts and service support. The Company operates in two reportable segments: (i) AWP and (ii) MP.

The AWP segment designs, manufactures, services and markets aerial work platform equipment, telehandlers, light towers and utility equipment as well as their related components and replacement parts. Customers use these products to construct and maintain industrial, commercial and residential buildings and facilities and for other commercial operations, construction and maintenance of utility and telecommunication lines, tree trimming and certain construction and foundation drilling applications, as well as in a wide range of infrastructure projects.

The MP segment designs, manufactures and markets materials processing and specialty equipment, including crushers, washing systems, screens, apron feeders, material handlers, pick and carry cranes, wood processing, biomass and recycling equipment, concrete mixer trucks and concrete pavers, and their related components and replacement parts. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries, material handling applications, maintenance applications to lift equipment or material, and in building roads and bridges.

The Company designs, manufactures, services, refurbishes and markets rough terrain and tower cranes, as well as their related components and replacement parts. Customers use rough terrain cranes to move materials and equipment on rugged or uneven terrain and tower cranes, often in urban areas where space is constrained and in long-term or high rise building sites, to lift construction material and place the material at the point of use. Rough terrain and tower cranes are included in Corporate and Other.

The Company assists customers in their rental, leasing and acquisition of its products through Terex Financial Services (“TFS”). TFS uses its equipment financing experience to provide financing solutions to customers who purchase the Company’s equipment. TFS is included in Corporate and Other.

Corporate and Other also includes eliminations among the two segments, as well as general and corporate items.

Business segment information is presented below (in millions):

	Three Months Ended March 31,
	2019	2018
Net Sales
AWP	$727.9	$737.5
MP	346.2	315.9
Corporate and Other / Eliminations	62.5	63.2
Total	$1,136.6	$1,116.6
Income (loss) from Operations
AWP	$59.6	$70.2
MP	49.2	39.9
Corporate and Other / Eliminations	(9.1)	(15.8)
Total	$99.7	$94.3

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

	March 31, 2019	December 31, 2018
Identifiable Assets
AWP	$2,150.2	$1,983.5
MP	1,222.0	1,160.1
Corporate and Other / Eliminations	(130.8)	(185.6)
Assets held for sale	413.4	527.9
Total	$3,654.8	$3,485.9

Geographic net sales information is presented below (in millions):

	Three Months Ended March 31, 2019
	AWP	MP	Corporate and Other / Eliminations	Total
Net Sales by Region
North America	$437.4	$128.2	$29.2	$594.8
Western Europe	164.5	118.9	25.7	309.1
Asia-Pacific	79.4	69.9	4.3	153.6
Rest of World (1)	46.6	29.2	3.3	79.1
Total	$727.9	$346.2	$62.5	$1,136.6
(1) Includes intercompany sales and eliminations.

	Three Months Ended March 31, 2018
	AWP	MP	Corporate and Other / Eliminations	Total
Net Sales by Region
North America	$447.2	$137.4	$25.3	$609.9
Western Europe	204.2	82.5	17.0	303.7
Asia-Pacific	57.9	57.0	5.0	119.9
Rest of World (1)	28.2	39.0	15.9	83.1
Total	$737.5	$315.9	$63.2	$1,116.6
(1) Includes intercompany sales and eliminations.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

Product type net sales information is presented below (in millions):

	Three Months Ended March 31, 2019
	AWP	MP	Corporate and Other / Eliminations	Total
Net Sales by Product Type
Aerial Work Platforms	$519.6	$—	$0.9	$520.5
Materials Processing Equipment	—	216.0	—	216.0
Specialty Equipment	—	129.5	—	129.5
Other (1)	208.3	0.7	61.6	270.6
Total	$727.9	$346.2	$62.5	$1,136.6
(1) Includes other product types, intercompany sales and eliminations.

	Three Months Ended March 31, 2018
	AWP	MP	Corporate and Other / Eliminations	Total
Net Sales by Product Type
Aerial Work Platforms	$552.7	$—	$0.4	$553.1
Materials Processing Equipment	—	213.4	0.4	213.8
Specialty Equipment	—	59.7	—	59.7
Other (1)	184.8	42.8	62.4	290.0
Total	$737.5	$315.9	$63.2	$1,116.6
(1) Includes other product types, intercompany sales and eliminations.

NOTE C – INCOME TAXES

During the three months ended March 31, 2019, the Company recognized income tax expense of $18.0 million on income of $75.2 million, an effective tax rate of 23.9%, as compared to income tax expense of $14.2 million on income of $82.9 million, an effective tax rate of 17.1%, for the three months ended March 31, 2018. The higher effective tax rate for the three months ended March 31, 2019 is primarily due to less tax benefit from stock compensation deductions, deferred tax expense due to a lower blended tax rate, and a less favorable jurisdictional mix when compared to the three months ended March 31, 2018.

NOTE D – DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

MOBILE CRANES

On February 22, 2019, the Company entered into the ASPA with Tadano to sell its Demag® mobile cranes business for an enterprise value of $215 million (the “Transaction”). Consideration will be paid in cash and cash received will be net of indebtedness. The purchase price is subject to post-closing adjustments based upon the level of net working capital and cash and debt in the Demag® mobile cranes business at the closing date. Products to be divested are Demag® all terrain cranes and large lattice boom crawler cranes. The Transaction, which is subject to governmental regulatory approvals and other customary closing conditions, is targeted to close in mid-2019. In addition to selling its Demag® mobile cranes business, the Company will cease to manufacture mobile crane product lines in its Oklahoma City facility.

As a result of the Transaction, the Company recognized a pre-tax charge of approximately $86 million ($86 million after-tax) in the first quarter of 2019 to write-down the Demag® mobile cranes business to its fair value, less costs to sell. This charge includes approximately $28 million attributable to amounts previously recognized in accumulated other comprehensive income.

The Company’s actions to sell the Demag® mobile cranes business and cease manufacturing mobile crane product lines in its Oklahoma City facility represent a significant strategic shift in its business away from mobile cranes as these businesses constituted a significant part of its operations and financial results.

The Company believes these actions are necessary as it continues to execute its Focus, Simplify and Execute to Win strategy as further described in Part I, Item 1. “Business” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

On April 24, 2019, the Company sold its boom truck, truck crane and crossover product lines previously manufactured in its Oklahoma City facility.

Income (loss) from discontinued operations

The following amounts related to discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Three Months Ended March 31,

	2019	2018
Net sales	$125.9	$144.3
Cost of sales	(140.3)	(142.0)
Selling, general and administrative expenses	(31.0)	(25.3)
Impairment of Mobile Cranes disposal group	(86.1)	—
Other income (expense)	(2.3)	(0.9)
Income (loss) from discontinued operations before income taxes	(133.8)	(23.9)
(Provision for) benefit from income taxes	9.4	2.8
Income (loss) from discontinued operations – net of tax	(124.4)	(21.1)

Assets and liabilities held for sale

Assets and liabilities held for sale consist of assets and liabilities of the Company’s Demag® mobile cranes business, its mobile cranes product lines manufactured in Oklahoma City and its utility hot lines tools business located in South America, all previously contained in its former Cranes segment, which are expected to be sold within one year. Such assets and liabilities are classified as held for sale upon meeting the requirements of ASC 360 - “Property, Plant and Equipment”, and are recorded at lower of carrying amounts or fair value less costs to sell. Assets are no longer depreciated once classified as held for sale. The following table provides the amounts of assets and liabilities held for sale in the Condensed Consolidated Balance Sheet (in millions):

	March 31, 2019	December 31, 2018
	Cranes	Cranes
Assets
Cash and cash equivalents	$25.6	$32.6
Trade receivables – net	84.5	126.9
Inventories	299.7	295.5
Prepaid and other current assets	11.3	9.4
Impairment reserve	(14.5)	(4.9)
Current assets held for sale	$406.6	$459.5

Property, plant and equipment – net	$28.0	$28.8
Intangible assets	4.2	4.3
Impairment reserve	(79.3)	(2.9)
Other assets	53.9	38.2
Non-current assets held for sale	$6.8	$68.4

Liabilities
Notes payable and current portion of long-term debt	$0.6	$0.6
Trade accounts payable	77.5	101.6
Accruals and other current liabilities	64.3	77.3
Current liabilities held for sale	$142.4	$179.5

Long-term debt, less current portion	$3.8	$4.1
Retirement plans and other non-current liabilities	68.5	71.8
Non-current liabilities	18.0	10.6
Non-current liabilities held for sale	$90.3	$86.5

The following table provides amounts of cash and cash equivalents presented in the Condensed Consolidated Statement of Cash Flows (in millions):

	March 31, 2019	December 31, 2018
Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$304.6	$339.5
Cash and cash equivalents - held for sale	25.6	32.6
Total cash and cash equivalents	$330.2	$372.1

The following table provides supplemental cash flow information related to discontinued operations (in millions):

	Three Months Ended March 31,

	2019	2018
Non-cash operating items:
Depreciation and amortization	$2.2	$3.9
Impairments	$86.1	$0.2
Deferred taxes	$(3.3)	$(0.2)
Investing activities:
Capital expenditures	$(1.6)	$(3.2)

Gain (loss) on disposition of discontinued operations - net of tax (in millions):

	Three Months Ended
	March 31,
	2019	2018
	Material Handling and Port Solutions	Atlas
Gain (loss) on disposition of discontinued operations	$(1.3)	$3.2
(Provision for) benefit from income taxes	1.9	(0.5)
Gain (loss) on disposition of discontinued operations – net of tax	$0.6	$2.7

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended March 31,
	2019	2018
Income (loss) from continuing operations	$57.2	$68.7
Income (loss) from discontinued operations–net of tax	(124.4)	(21.1)
Gain (loss) on disposition of discontinued operations–net of tax	0.6	2.7
Net income (loss)	$(66.6)	$50.3
Basic shares:
Weighted average shares outstanding	70.6	79.7
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$0.81	$0.86
Income (loss) from discontinued operations–net of tax	(1.76)	(0.26)
Gain (loss) on disposition of discontinued operations–net of tax	0.01	0.03
Net income (loss)	$(0.94)	$0.63
Diluted shares:
Weighted average shares outstanding - basic	70.6	79.7
Effect of dilutive securities:
Restricted stock awards	1.2	2.0
Diluted weighted average shares outstanding	71.8	81.7
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$0.79	$0.84
Income (loss) from discontinued operations–net of tax	(1.73)	(0.26)
Gain (loss) on disposition of discontinued operations–net of tax	0.01	0.04
Net income (loss)	$(0.93)	$0.62

Non-vested restricted stock awards granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average restricted stock awards of approximately 0.8 million and 0.1 million were outstanding during the three months ended March 31, 2019 and 2018, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.

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

The Company primarily conducts on-book business in the U.S., with limited business in China, Brazil, Germany and Italy. The Company does business with various types of customers consisting of rental houses, end user customers and Terex equipment dealers.

The Company’s net finance receivable balances include both sales-type leases and commercial loans. Finance receivables that management intends to hold until maturity are stated at their outstanding unpaid principal balances, net of an allowance for loan losses as well as any deferred fees and costs. Finance receivables originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, on an individual asset basis. During the three months ended March 31, 2019 and 2018, the Company transferred finance receivables of $43.2 million and $91.3 million, respectively, to third party financial institutions, which qualified for sales treatment under ASC 860. The Company had $27.2 million and $19.2 million of held for sale finance receivables recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheet at March 31, 2019 and December 31, 2018, respectively.

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

Finance receivables, net consisted of the following (in millions):

	March 31, 2019	December 31, 2018
Commercial loans	$171.0	$154.0
Sales-type leases	48.7	45.5
Total finance receivables, gross	219.7	199.5
Allowance for credit losses	(12.6)	(5.5)
Total finance receivables, net	$207.1	$194.0

Approximately $73 million and $72 million of finance receivables are recorded in Prepaid and other current assets and approximately $134 million and $122 million are recorded in Other assets in the Condensed Consolidated Balance Sheet at March 31, 2019 and December 31, 2018, respectively.

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

The following table presents an analysis of the allowance for credit losses (in millions):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$4.0	$1.5	$5.5	$5.7	$0.9	$6.6
Provision for credit losses	8.2	(0.3)	7.9	(2.3)	0.6	(1.7)
Charge offs	(0.8)	—	(0.8)	(1.1)	—	(1.1)
Balance, end of period	$11.4	$1.2	$12.6	$2.3	$1.5	$3.8

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

The following table presents individually impaired finance receivables (in millions):

	March 31, 2019			December 31, 2018
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Recorded investment	$8.0	$—	$8.0	$1.5	$—	$1.5
Related allowance	7.8	—	7.8	0.6	—	0.6
Average recorded investment	6.9	—	6.9	2.4	—	2.4

The average recorded investment for impaired finance receivables was $4.4 million for commercial loans at March 31, 2018. There were no impaired sales-type leases at March 31, 2018.

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in millions):

	March 31, 2019			December 31, 2018
Allowance for credit losses, ending balance:	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Individually evaluated for impairment	$7.8	$—	$7.8	$0.6	$—	$0.6
Collectively evaluated for impairment	3.6	1.2	4.8	3.4	1.5	4.9
Total allowance for credit losses	$11.4	$1.2	$12.6	$4.0	$1.5	$5.5

Finance receivables, ending balance:
Individually evaluated for impairment	$8.0	$—	$8.0	$1.5	$—	$1.5
Collectively evaluated for impairment	163.0	48.7	211.7	152.5	45.5	198.0
Total finance receivables	$171.0	$48.7	$219.7	$154.0	$45.5	$199.5

Accounts are considered delinquent when the billed periodic payments of the finance receivables exceed 30 days past the due date.

The following tables present analysis of aging of recorded investment in finance receivables (in millions):

	March 31, 2019
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$170.3	$0.1	$—	$0.6	$0.7	$171.0
Sales-type leases	47.9	0.1	0.7	—	0.8	48.7
Total finance receivables	$218.2	$0.2	$0.7	$0.6	$1.5	$219.7

	December 31, 2018
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$152.2	$0.1	$—	$1.7	$1.8	$154
Sales-type leases	45.3	0.2	—	—	0.2	45.5
Total finance receivables	$197.5	$0.3	$—	$1.7	$2.0	$199.5

Commercial loans in the amount of $6.2 million and $6.0 million were on non-accrual status as of March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, there were no sales-type leases on non-accrual status.

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

Finance receivables by risk rating (in millions):

Rating	March 31, 2019	December 31, 2018
Superior	$4.9	$7.5
Above Average	29.6	30.7
Average	66.6	56.9
Below Average	110.2	94.5
Sub Standard	8.4	9.9
Total	$219.7	$199.5

The Company believes the finance receivables retained, net of allowance for credit losses, are collectible.

NOTE G – INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2019	December 31, 2018
Finished equipment	$486.1	$478.4
Replacement parts	152.9	143.3
Work-in-process	95.8	86.5
Raw materials and supplies	220.6	210.7
Inventories	$955.4	$918.9

Reserves for lower of cost or net realizable value and excess and obsolete inventory were $49.7 million and $49.8 million at March 31, 2019 and December 31, 2018, respectively.

NOTE H – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	March 31, 2019	December 31, 2018
Property	$39.5	$39.6
Plant	163.7	161.3
Equipment	445.7	428.6
Property, plant and equipment – gross	648.9	629.5
Less: Accumulated depreciation	(321.3)	(312.2)
Property, plant and equipment – net	$327.6	$317.3

NOTE I – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	MP	Total
Balance at December 31, 2018, gross	$139.2	$187.8	$327.0
Accumulated impairment	(38.6)	(23.2)	(61.8)
Balance at December 31, 2018, net	100.6	164.6	265.2
Foreign exchange effect and other	(0.1)	2.6	2.5
Balance at March 31, 2019, gross	139.1	190.4	329.5
Accumulated impairment	(38.6)	(23.2)	(61.8)
Balance at March 31, 2019, net	$100.5	$167.2	$267.7

Intangible assets, net were comprised of the following (in millions):

		March 31, 2019			December 31, 2018
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$9.4	$(8.8)	$0.6	$9.7	$(9.1)	$0.6
Customer Relationships	22	25.6	(22.2)	3.4	25.6	(21.7)	3.9
Land Use Rights	81	4.4	(0.6)	3.8	4.4	(0.6)	3.8
Other	8	25.0	(21.8)	3.2	24.9	(21.8)	3.1
Total definite-lived intangible assets		$64.4	$(53.4)	$11.0	$64.6	$(53.2)	$11.4

	Three Months Ended March 31,
(in millions)	2019	2018
Aggregate Amortization Expense	$0.4	$0.5

Estimated aggregate intangible asset amortization expense (in millions) for each of the next five years below is:

2019	$1.8
2020	$1.7
2021	$1.6
2022	$1.4
2023	$0.9

NOTE J – DERIVATIVE FINANCIAL INSTRUMENTS

The Company operates internationally, with manufacturing and sales facilities in various locations around the world. In the normal course of business, the Company primarily uses cash flow derivatives to manage foreign currency and price risk exposures on third party and intercompany forecasted transactions.  For a derivative to qualify for hedge accounting treatment at inception and throughout the hedge period, the Company formally documents the nature and relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions, and method of assessing hedge effectiveness.  Additionally, for hedges of forecasted transactions, significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur.  If it is deemed probable the forecasted transaction will not occur, then the gain or loss would be recognized in current earnings.  Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged.  The Company does not engage in trading or other speculative use of financial instruments. The Company records all derivative contracts at fair value on a recurring basis. The Company’s derivative financial instruments are categorized under the ASC 820 hierarchy; see Note A - “Basis of Presentation” for an explanation of the hierarchy.

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with recognized assets or liabilities or forecasted transactions due to changing currency exchange rates.  Primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar. These foreign exchange contracts are designated as cash flow hedging instruments. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Most of the foreign exchange contracts outstanding as of March 31, 2019 mature on or before March 31, 2020.  At March 31, 2019 and December 31, 2018, the Company had $474.4 million and $368.2 million notional amount, respectively, of foreign exchange contracts outstanding that were designated as cash flow hedge contracts. For effective hedging instruments, unrealized gains and losses associated with foreign exchange contracts are deferred as a component of Accumulated other comprehensive income (loss) (“AOCI”) until the underlying hedged transactions settle and are reclassified to Cost of goods sold (“COGS”) in the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss).

Certain foreign exchange contracts entered into by the Company have not been designated as hedging instruments to mitigate its exposure to changes in foreign currency exchange rates on recognized assets and liabilities. The Company had $122.8 million and $107.8 million notional amount of foreign exchange contracts outstanding that were not designated as hedging instruments at March 31, 2019 and December 31, 2018, respectively.  The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments were offset by changes in the underlying hedged items, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments were recognized as gains or losses in Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

Other

Other derivatives designated as cash flow hedging instruments include cross currency and commodity swaps with outstanding notional amounts of $44.9 million and $3.9 million at March 31, 2019, respectively. The outstanding notional amount of cross currency swaps and commodity swaps was $45.9 million and $11.2 million at December 31, 2018, respectively. The Company uses cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates and commodity swaps to mitigate price risk for hot rolled coil steel. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Fair values of commodity swaps are based on observable market data for similar assets and liabilities. Changes in the fair value of cross currency and commodity swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the underlying hedged item is re-measured. Gains or losses on commodity swaps are reclassified to COGS in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the hedged transaction affects earnings.

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

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

		March 31, 2019		December 31, 2018
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$3.7	$—	$2.9	$0.2
Cross currency swaps	Other current assets	0.8	—	0.8	—
Debt conversion feature	Other assets	—	0.9	—	0.5
Foreign exchange contracts	Other current liabilities	(6.1)	(0.7)	(5.0)	—
Commodity swaps	Other current liabilities	(0.4)	—	(1.1)	—
Cross currency swaps	Other non-current liabilities	(1.8)	—	(3.0)	—
Net derivative asset (liability)		$(3.8)	$0.2	$(5.4)	$0.7
(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income
Instrument	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Income Statement Account	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Foreign exchange contracts	$(1.2)	$(0.5)	Cost of goods sold	$(1.9)	$2.0
Commodity swaps	(0.1)	—	Cost of goods sold	(0.3)	—
Cross currency swaps	0.2	(0.8)	Other income (expense) - net	1.0	(1.3)
Total	$(1.1)	$(1.3)	Total	$(1.2)	$0.7

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Classification and amount of Gain or Loss Recognized in Income
	Cost of goods sold		Other income (expense) - net
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Income Statement Accounts in which effects of cash flow hedges are recorded	$(898.8)	$(888.0)	$(3.2)	$1.2
Gain (Loss) Reclassified from AOCI into Income:
Foreign exchange contracts	(1.9)	2.0	—	—
Commodity swaps	(0.3)	—	—	—
Cross currency swaps	—	—	1.0	(1.3)
Total	$(2.2)	$2.0	$1.0	$(1.3)

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives outstanding at the end of the period in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

		Gain (Loss) Recognized in Income
		Three Months Ended March 31,
Instrument	Income Statement Account	2019	2018
Foreign exchange contracts	Other income (expense) – net	$(0.8)	$(0.4)
Debt conversion feature	Other income (expense) – net	0.4	0.5
	Total	$(0.4)	$0.1

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

See Note O - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within the unrealized net gains (losses) included in AOCI as of March 31, 2019, it is estimated that $4.0 million of losses are expected to be reclassified into earnings in the next twelve months.

NOTE K – LONG-TERM OBLIGATIONS

2017 Credit Agreement

On January 31, 2017, the Company entered into a credit agreement (as amended, the “2017 Credit Agreement”), with the lenders and issuing banks party thereto and Credit Suisse AG, Cayman Islands Branch (“CSAG”), as administrative agent and collateral agent. The 2017 Credit Agreement includes (i) a $600 million revolving line of credit and (ii) senior secured term loans totaling $600 million that will mature on January 31, 2024 (the “Term Loans”); both are further described below. In connection with the 2017 Credit Agreement, the Company terminated its previous credit agreement with the lenders party thereto and CSAG, as administrative agent and collateral agent and related agreements and documents (the “2014 Credit Agreement”).

The 2017 Credit Agreement contains a $400.0 million senior secured term loan (the “Original Term Loan”). On August 17, 2017, the Company entered into an Incremental Assumption Agreement and Amendment No. 1 to the 2017 Credit Agreement which lowered the interest rate on the Original Term Loan by 25 basis points. On February 28, 2018, the Company entered into an Incremental Assumption Agreement and Amendment No. 2 (“Amendment No. 2”) to the 2017 Credit Agreement which lowered the interest rate on the Original Term Loan by an additional 25 basis points. The Original Term Loan portion of the 2017 Credit Agreement bears interest at a rate of London Interbank Offered Rate (“LIBOR”) plus 2.00% with a 0.75% LIBOR floor. On March 7, 2019, the Company entered into an Incremental Assumption Agreement and Amendment No. 3 (“Amendment No. 3”) to the 2017 Credit Agreement. Amendment No. 3 provided the Company with an additional term loan (the “2019 Term Loan”) under the 2017 Credit Agreement in the amount of $200 million. The 2019 Term Loan portion of the 2017 Credit Agreement bears interest at a rate of LIBOR plus 2.75% with a 0.75% LIBOR floor.

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

The 2017 Credit Agreement requires the Company to comply with a number of covenants which limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. If the Company’s borrowings under its revolving line of credit are greater than 30% of the total revolving credit commitments, the 2017 Credit Agreement requires the Company to comply with certain financial tests, as defined in the 2017 Credit Agreement. If applicable, the minimum required levels of the interest coverage ratio would be 2.5 to 1.0 and the maximum permitted levels of the senior secured leverage ratio would be 2.75 to 1.0. The 2017 Credit Agreement also contains customary default provisions. The Company was in compliance with the financial covenants contained in the 2017 Credit Agreement as of March 31, 2019.

During the three months ended March 31, 2018, the Company recorded a loss on early extinguishment of debt related to Amendment No. 2 to the 2017 Credit Agreement of approximately $0.7 million.

As of March 31, 2019 and December 31, 2018, the Company had $589.5 million and $391.4 million, net of discount, respectively, in Term Loans outstanding under the 2017 Credit Agreement. The weighted average interest rate on the Term Loans at March 31, 2019 and December 31, 2018 was 4.74% and 4.50%, respectively. The Company had $299.5 million and $237.0 million revolving credit amounts outstanding as of March 31, 2019 and December 31, 2018, respectively. The weighted average interest rate on the revolving credit amounts at March 31, 2019 and December 31, 2018 was 4.37% and 5.98%, respectively.

The 2017 Credit Agreement incorporates facilities for issuance of letters of credit up to $400 million.  Letters of credit issued under the 2017 Credit Agreement letter of credit facility decrease availability under the $600 million revolving line of credit.  As of March 31, 2019 and December 31, 2018, the Company had no letters of credit issued under the 2017 Credit Agreement.  The 2017 Credit Agreement also permits the Company to have additional letter of credit facilities up to $300 million, and letters of credit issued under such additional facilities do not decrease availability under the revolving lines of credit. The Company had letters of credit issued under the additional letter of credit facilities of the 2017 Credit Agreement that totaled $34.7 million and $33.4 million as of March 31, 2019 and December 31, 2018, respectively.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions.  These additional letters of credit do not reduce the Company’s availability under the 2017 Credit Agreement.  The Company had letters of credit issued under these additional arrangements of $57.0 million ($10.2 million related to discontinued operations) and $42.4 million ($10.4 million related to discontinued operations) as of March 31, 2019 and December 31, 2018, respectively.

In total, as of March 31, 2019 and December 31, 2018, the Company had letters of credit outstanding of $91.7 million ($10.2 million related to discontinued operations) and $75.8 million ($10.4 million related to discontinued operations), respectively. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet and guaranteeing the Company’s performance under contracts.

Furthermore, the Company and certain of its subsidiaries agreed to take certain actions to secure borrowings under the 2017 Credit Agreement. As a result, on January 31, 2017, Terex and certain of its subsidiaries entered into a Guarantee and Collateral Agreement with CSAG, as collateral agent for the lenders, granting security and guarantees to the lenders for amounts borrowed under the 2017 Credit Agreement. Pursuant to the Guarantee and Collateral Agreement, Terex is required to (a) pledge as collateral the capital stock of the Company’s material domestic subsidiaries and 65% of the capital stock of certain of the Company’s material foreign subsidiaries and (b) provide a first priority security interest in substantially all of the Company’s domestic assets.

5-5/8% Senior Notes

On January 31, 2017, the Company sold and issued $600.0 million aggregate principal amount of Senior Notes Due 2025 (“5-5/8% Notes”) at par in a private offering. The proceeds from the 5-5/8% Notes, together with cash on hand, including cash from the sale of the Company’s Material Handling and Port Solutions business, was used: (i) to complete a tender offer for up to $550.0 million of the Company’s Senior Notes due 2021 (“6% Notes”), (ii) to redeem and discharge such portion of the 6% Notes not purchased in the tender offer, (iii) to fund a $300.0 million partial redemption of the 6% Notes, (iv) to fund repayment of all $300.0 million aggregate principal amount outstanding of the Company’s 6-1/2% senior notes due 2021 on or before April 3, 2017, (v) to pay related premiums, fees, discounts and expenses, and (vi) for general corporate purposes, including repayment of borrowings outstanding under the 2014 Credit Agreement. The 5-5/8% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries.

Fair Value of Debt

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of March 31, 2019, as follows (in millions, except for quotes):

	Book Value	Quote	FV
5-5/8% Notes	$600.0	$1.00500	$603
2017 Credit Agreement Original Term Loan (net of discount)	$390.5	$0.98800	$386
2017 Credit Agreement 2019 Term Loan (net of discount)	$199.0	$1.00200	$199

The fair value of debt reported in the table above is based on price quotations on the debt instrument in an active market and therefore is categorized under Level 1 of the ASC 820 hierarchy. See Note A – “Basis of Presentation” for an explanation of ASC 820 hierarchy. The Company believes that the carrying value of its other borrowings, including amounts outstanding, if any, for the revolving credit line under the 2017 Credit Agreement, approximate fair market value based on maturities for debt of similar terms. Fair value of these other borrowings are categorized under Level 2 of the ASC 820 hierarchy.

NOTE L – RETIREMENT PLANS AND OTHER BENEFITS

The Company maintains defined benefit plans in France, Germany, India, Switzerland and the United Kingdom for some of its subsidiaries, as well as a nonqualified Supplemental Executive Retirement Plan (“DB SERP”) in the United States. In Italy, there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination. The Company has several non-pension post-retirement benefit programs, including health and life insurance benefits to certain former salaried and hourly employees. Information regarding the Company’s plans, including the DB SERP, is as follows (in millions):

	Three Months Ended March 31,
	2019			2018
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$—	$0.4	$—	$0.1	$0.3	$—
Interest cost	0.4	0.9	—	1.2	0.9	—
Expected return on plan assets	—	(1.2)	—	(1.5)	(1.4)	—
Amortization of actuarial loss	(0.1)	0.4	—	0.8	0.4	—
Other costs	—	—	—	—	—	—
Net periodic cost	$0.3	$0.5	$—	$0.6	$0.2	$—

Components of Net periodic cost other than the Service cost component are included in Other income (expense) - Net in the Condensed Consolidated Statement of Comprehensive Income (Loss). The Service cost component is included in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period.

NOTE M – LEASES

Terex has operating and finance leases for real property, vehicles and office and industrial equipment, expiring over terms from 1 to 15 years. Many of the leases held by Terex include options to extend or terminate the lease. The Company currently has no finance leases in its continuing operations.
Real property leases are used for office, administrative and industrial purposes. The base terms of these leases typically expire over a period of 6 years, with options to renew for an additional 70 months. Most of our renewal options are linked to market conditions and Terex cannot estimate how existing renewal options will affect the monthly payments. Residual value guarantees are not material.
The vehicle leases mainly include cars and trucks. Term length for these leases varies between 1 and 7 years.
Office and industrial equipment leases primarily include machinery used for conducting business at office locations and manufacturing sites worldwide. Term length for these leases vary between 1 and 6 years.

Operating Leases
Operating lease cost consists of the following (in millions):

Three months ended
March 31, 2019
Operating Leases
Operating lease costs	$7.8
Variable lease cost	1.5
Short-term lease cost	1.4
Total operating lease costs	$10.7
Variable lease costs correspond to future period lease payments which are determined at fair market value at determined points in time. Operating lease obligations consist primarily of commitments to rent real properties.
Supplemental balance sheet information related to leases (in millions, except lease term and discount rate):

March 31, 2019
Operating lease right-of-use assets	$121.9

Current maturities of operating leases	$25.7
Non-current operating leases	106.2
Total operating lease liabilities	$131.9

Weighted average discount rate for operating leases	5.64%
Weighted average remaining operating lease term in years	6
Maturities of operating lease liabilities (in millions):

March 31, 2019
Years Ending December 31,	Operating Leases
2019	$24.3
2020	28.0
2021	25.0
2022	21.7
2023	18.6
Thereafter	38.4
Total undiscounted operating lease payments	156.0
Less: Imputed interest	(24.1)
Total operating lease liabilities	131.9
Less: Current Maturities of operating lease liabilities	(25.7)
Non-current operating lease liabilities	$106.2
Supplemental cash flow and other information related to operating leases (in millions):

Three months ended
March 31, 2019
Operating Leases
Cash paid for amounts included in the measurement of operating lease liabilities	$8.2
Operating right-of-use assets obtained in exchange for operating lease liabilities	$5.7

Disclosures related to periods prior to adoption of the Lease Standard

Future minimum noncancellable operating lease payments at December 31, 2018 are as follows (in millions):

Operating Leases
2019	$30.5
2020	25.8
2021	22.9
2022	18.7
2023	16.4
Thereafter	37.0
Total minimum obligations	$151.3

Most of the Company’s operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was $37.5 million in 2018.

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

On March 31, 2018, the securities lawsuit was dismissed against all of the named defendants except Mr. Riordan and the Company. In addition, certain claims were also narrowed. However, as all claims against Mr. Riordan were not dismissed, the case continued against both Mr. Riordan and, as a result, the Company as well. While the Company continues to believe that it has acted, and continues to act, in compliance with all applicable laws, on February 13, 2019, the plaintiffs and the Company advised the court that the parties have agreed in principle to a settlement of the securities lawsuit, subject to the court’s approval. On April 15, 2019, the court issued an order preliminary approving the settlement and notice process. The proposed settlement amount would be covered by the Company’s insurance policies and will not have a material effect on the Company’s financial results. However, if the settlement is not finally approved by the court, and the Company was to ultimately receive an adverse judgment in excess of the Company’s insurance policies, it could result in the Company incurring significant liabilities.

The stockholder derivative action requires that the plaintiff own shares at the time of the alleged action continuously throughout the pendency of the case. In September of 2018, the plaintiff’s counsel notified the Company that its named plaintiff no longer owned shares of Terex. Plaintiff’s counsel filed a motion to replace the plaintiff in this case with a new plaintiff. The Company filed a motion objecting to the substitution on several grounds as it is the Company’s belief that the proposed substitute plaintiff does not meet the legal requirements to act as plaintiff in this action. To date, the court has not rendered a decision on these motions. While the Company continues to believe that it has acted, and continues to act, in compliance with applicable laws, on April 24, 2019 the plaintiffs and the Company advised the court that the parties have agreed in principle to a settlement of the stockholder derivative lawsuit, subject to the court’s approval, and are beginning the process of drafting preliminary settlement papers for the court’s review and preliminary approval of the proposed settlement and notice process. The proposed settlement amount will not have a material effect on the Company’s consolidated financial statements.

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

As of March 31, 2019 and December 31, 2018, the Company’s maximum exposure to such credit guarantees was $65.8 million ($20.1 million related to discontinued operations) and $59.2 million ($20.3 million related to discontinued operations), respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

NOTE O – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three months ended March 31, 2019 and 2018. All amounts are net of tax (in millions).

	Three Months Ended March 31, 2019					Three Months Ended March 31, 2018
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(225.6)	$(4.4)	$0.8	$(55.6)	$(284.8)	$(144.7)	$2.1	$4.3	$(101.2)	$(239.5)
Other comprehensive income (loss) before reclassifications	(2.1)	(2.8)	0.8	(0.5)	(4.6)	31.4	(0.9)	(0.9)	(1.9)	27.7
Amounts reclassified from AOCI	—	1.7	—	0.6	2.3	—	(0.4)	—	1.5	1.1
Net Other Comprehensive Income (Loss)	(2.1)	(1.1)	0.8	0.1	(2.3)	31.4	(1.3)	(0.9)	(0.4)	28.8
Other (1)	—	—	—	—	—	—	—	(2.6)	—	(2.6)
Ending balance	$(227.7)	$(5.5)	$1.6	$(55.5)	$(287.1)	$(113.3)	$0.8	$0.8	$(101.6)	$(213.3)

(1) Other relates to amounts reclassified from AOCI to Retained Earnings in connection with the adoption of ASU 2016-01 and 2016-16.

Stock-Based Compensation

During the three months ended March 31, 2019, the Company awarded 1.1 million shares of restricted stock to its employees with a weighted average grant date fair value of $34.41 per share.  Approximately 57% of these awards are time-based and vest ratably on each of the first three anniversary dates. Approximately 28% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 15% cliff vest and are based on performance targets containing a market condition determined over a three-year period.

The Company used the Monte Carlo method to determine grant date fair value of $38.77 per share for the awards with a market condition granted on March 12, 2019.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.

The following table presents the weighted-average assumptions used in the valuation:

Grant date
March 12, 2019
Dividend yields	1.31%
Expected volatility	36.64%
Risk free interest rate	2.40%
Expected life (in years)	3

Share Repurchases and Dividends

In February 2015, the Company announced authorization by its Board of Directors for the repurchase of up to $200 million of the Company’s outstanding shares of common stock of which approximately $131 million of this authorization was utilized prior to January 1, 2017. In February 2017, the Company announced authorization by its Board of Directors for the repurchase of up to an additional $350 million of the Company’s outstanding shares of common stock. In May 2017, the Company announced the completion of the February 2015 and February 2017 authorizations and the Company’s Board of Directors authorized the repurchase of up to an additional $280 million of the Company’s outstanding shares of common stock. In September 2017, the Company announced the completion of the May 2017 authorization and the Company’s Board of Directors authorized a repurchase of up to an additional $225 million of the Company’s outstanding shares of common stock. In February 2018, the Company announced the completion of the September 2017 authorization and the Company’s Board of Directors authorized the repurchase of up to an additional $325 million of the Company’s outstanding shares of common stock. In July 2018, the Company announced the completion of the February 2018 authorization and the Company’s Board of Directors authorized the repurchase of up to an additional $300 million of the Company’s outstanding shares of common stock. During the three months ended March 31, 2019, the Company did not repurchase shares under this program. During the three months ended March 31, 2018, the Company repurchased 5.1 million shares for $209.2 million. In the first quarter of 2019, the Company’s Board of Directors declared a dividend of $0.11 per share, which was paid to its shareholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a global manufacturer of aerial work platforms, materials processing machinery and cranes. We design, build and support products used in construction, maintenance, manufacturing, energy, minerals and materials management applications. Our products are manufactured in North and South America, Europe, Australia and Asia and sold worldwide. We engage with customers through all stages of the product life cycle, from initial specification and financing to parts and service support. We manage and report our business in the following segments: (i) Aerial Work Platforms (“AWP”) and (ii) Materials Processing (“MP”).

On February 22, 2019, we announced that we entered into an Asset and Stock Purchase Agreement (the “ASPA”) with Tadano Ltd. (“Tadano”) to sell our Demag® mobile cranes business and will cease to manufacture mobile crane product lines in our Oklahoma City facility. As a result, we realigned certain operations formerly part of our Cranes segment. For financial reporting periods beginning on or after January 1, 2019, our utilities business will be consolidated within our AWP segment, our pick and carry cranes business will be consolidated within our MP segment and our rough terrain and tower cranes businesses will be consolidated within Corporate and Other. Prior period reportable segment information was adjusted to reflect the realignment of our operations.

Further information about our industry and reportable segments appears below and in Note B – “Business Segment Information” in the Notes to the Condensed Consolidated Financial Statements.

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

We calculate a non-GAAP measure of free cash flow. We define free cash flow as Net cash provided by (used in) operating activities, plus (minus) increases (decreases) in Terex Financial Services finance receivables consisting of sales-type leases and commercial loans (“TFS Assets”), less Capital expenditures. We believe this measure of free cash flow provides management and investors further useful information on cash generation or use in our primary operations.

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

Overview

Focus, Simplify and Execute to Win are the three pillars of our business strategy. We continued to implement the elements of our strategy in the first quarter of 2019. The announced sale of our Demag® mobile crane business and the decision to exit the mobile crane product lines manufactured at our Oklahoma City facility are expected to improve Terex’s operating results by Focusing the portfolio on our high performing businesses. We continue to simplify our manufacturing footprint. MP announced a new U.K. manufacturing facility where it will manufacture the Terex Ecotec waste management and recycling product lines and Terex mobile conveying systems. This is part of MP’s strategy to add capacity to meet growing demand and Simplify its operations. The new Utilities manufacturing facility in South Dakota remains on schedule despite some severe weather conditions in the quarter. We are also transitioning to a simpler two segment operating structure that will reduce corporate operating expenses. We continue to invest in our Execute to Win business system, which remains focused on enhancing our capabilities by investing in people, processes and tools in our three priority areas: Commercial Excellence, Parts and Lifecycle Solutions and Strategic Sourcing. Our improving financial results clearly demonstrate the impact of executing our Focus, Simplify and Execute to Win strategy.
Overall, we had a strong start to 2019. Building on an excellent 2018, MP increased sales and expanded operating margin again in the first quarter. AWP got off to a slower start than last year, but gained momentum throughout the quarter. The global markets for AWP, MP and rough terrain and tower cranes are generally stable at healthy levels, consistent with 2018.
Our AWP segment’s first quarter 2019 results included continued strong net sales that are consistent with net sales in the prior year period. The global markets for aerial work platforms remain generally stable at healthy levels and the North American utility market remains strong. However, the North American rental market was impacted by severe weather in several major markets in the first quarter leading to delayed equipment deliveries and we were further impacted by a week-long, weather-related closure at our Washington state production and distribution facilities in February. Overall demand in Europe is stable with pockets of growth, including strong demand for electric booms and scissors. AWP continues to increase sales in the Asia Pacific region fueled by increasing product adoption. AWP’s operating margin in the quarter was impacted by lower factory productivity due to a decrease in overall production volume from previous production ramp-up as well as the plant closures. The strength of the U.S. dollar, particularly against the Euro, also represented a significant headwind in the quarter. With $1.1 billion of backlog (firm orders expected to be filled within one year), AWP is well positioned heading into the strong selling season.
Our MP segment had another excellent quarter with increased sales and expanding operating margin. These results were driven by improved operating performance across MP’s portfolio as well as effective price and cost management. Global demand for crushing and screening equipment remains strong with construction activity, aggregate consumption and environmental regulatory change being the main demand drivers. The global market for material handlers also remains strong driven by robust demand for scrap steel. Our pick and carry business continues to execute very well in the strong Australian market. We are encouraged by our backlog for the segment, which is up 11% (17% on a constant currency basis) compared to prior year.
Our rough terrain and tower crane businesses, which are now reported in Corporate and Other, performed in line with expectations in the first quarter of 2019.
Geographically, our largest market is North America, which represents approximately 52% of our global sales in continuing operations. Our sales were up by double digits in Asia Pacific and were up to a lesser extent in Western Europe. Sales were down slightly in North America.

We continued to execute our disciplined capital allocation strategy in the first quarter of 2019. We are making strategic investments in our businesses. These investments include expanding our global manufacturing footprint including a new Utilities manufacturing center in South Dakota, MP locations in the U.K. and India and AWP facilities in China. These actions are consistent with our disciplined capital allocation strategy, making investments in high performing businesses that significantly out-earn their cost of capital over the cycle. We continued to invest in our Execute to Win priority areas that underpin our long-term improvement plans, although the level of investment will taper off over the course of 2019 as our internal capabilities mature. We also continued to return capital to shareholders. In February 2019, our Board of Directors approved increasing our quarterly dividend in by 10% to $0.11 per share.
We believe our liquidity continues to be sufficient to meet our business plans. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.
As a result of our first quarter performance, we now expect our annual outlook for earnings per share to be in the upper half of our previously announced range of $3.60 to $4.20, excluding restructuring, transformation investments, and other unusual items, on net sales of approximately $4.7 billion.

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

In the calculation of ROIC, we adjust income (loss) from operations, annualized effective tax rate, and Terex Corporation stockholders’ equity to remove the effects of the impact of certain transactions in order to create a measure that is useful to understanding our operating results and the ongoing performance of our underlying business without the impact of unusual items as shown in the tables below. Cash and cash equivalents and Debt are adjusted to include amounts recorded as held for sale. Furthermore, we believe returns on capital deployed in TFS do not represent our primary operations and, therefore, TFS Assets and results from operations have been excluded from the Non-GAAP Measures. Debt is calculated using amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ adjusted NOPAT as this represents the most recent 12-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) thereby providing, over the same time period as the numerator, four quarters of average invested capital.

Terex management and Board of Directors use ROIC as one measure to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Terex Corporation stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at March 31, 2019 was 22.3%.

Amounts described below are reported in millions of U.S. dollars, except for the annualized effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Mar'19	Dec '18	Sep '18	Jun '18	Mar'18
Annualized effective tax rate, as adjusted	21.0%	16.0%	16.0%	16.0%
Income (loss) from operations as adjusted	$104.8	$85.4	$113.5	$139.8
Multiplied by: 1 minus annualized effective tax rate	79.0%	84.0%	84.0%	84.0%
Adjusted net operating income (loss) after tax	$82.8	$71.7	$95.3	$117.4
Debt as adjusted	$1,477.8	$1,219.4	$1,133.4	$1,094.2	$1,083.0
Less: Cash and cash equivalents as adjusted	(330.2)	(372.1)	(329.5)	(377.1)	(451.4)
Debt less Cash and cash equivalents as adjusted	1,147.6	847.3	803.9	717.1	631.6
Total Terex Corporation stockholders’ equity as adjusted	756.4	771.1	843.7	799.5	923.5
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$1,904.0	$1,618.4	$1,647.6	$1,516.6	$1,555.1

March 31, 2019 ROIC	22.3%
NOPAT as adjusted (last 4 quarters)	$367.2
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$1,648.3

	Three months ended 3/31/19	Three months ended 12/31/18	Three months ended 9/30/18	Three months ended 6/30/18
Reconciliation of income (loss) from operations:
Income (loss) from operations, as reported	$99.7	$81.6	$104.2	$132.4
Adjustments:
Deal related	0.2	—	—	—
Restructuring and related	1.7	—	1.5	2.6
Transformation	4.1	4.7	8.7	6.8
Other	—	(0.7)	—	—
(Income) loss from TFS	(0.9)	(0.2)	(0.9)	(2.0)
Income (loss) from operations as adjusted	$104.8	$85.4	$113.5	$139.8

	As of 3/31/19	As of 12/31/18	As of 9/30/18	As of 6/30/18	As of 3/31/18
Reconciliation of Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$304.6	$339.5	$297.0	$313.9	$392.3
Cash and cash equivalents - assets held for sale	25.6	32.6	32.5	63.2	59.1
Cash and cash equivalents, as adjusted	$330.2	$372.1	$329.5	$377.1	$451.4

Reconciliation of Debt:
Debt - continuing operations	$1,473.4	$1,214.7	$1,128.5	$1,089.0	$1,077.3
Debt - liabilities held for sale	4.4	4.7	4.9	5.2	5.7
Debt, as adjusted	$1,477.8	$1,219.4	$1,133.4	$1,094.2	$1,083.0

Reconciliation of Terex Corporation stockholders’ equity:
Terex Corporation stockholders’ equity as reported	$781.8	$860.5	$974.1	$947.6	$1,078.4
TFS Assets	(204.6)	(185.1)	(149.0)	(154.0)	(152.0)
Effects of adjustments, net of tax:
Deal related	77.8	—	—	—	—
Restructuring and related	14.9	12.4	5.6	3.4	(1.8)
Transformation	34.7	30.2	21.1	12.7	6.1
Extinguishment of debt	0.6	0.6	0.6	0.6	0.6
Pension annuitization	56.3	56.3	—	—	—
Other	0.3	0.9	(4.2)	(7.1)	(5.8)
(Income) loss from TFS	(5.4)	(4.7)	(4.5)	(3.7)	(2.0)
Terex Corporation stockholders’ equity as adjusted	$756.4	$771.1	$843.7	$799.5	$923.5

Three Months Ended March 31, 2019	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$75.2	$(18.0)	23.9%
Effect of adjustments:
Deal related	0.2	—
Restructuring and related	1.7	(0.4)
Transformation	4.1	(0.7)
Extinguishment of debt	—	—
Other	(2.4)	—
Tax related	—	2.6
As adjusted	$78.8	$(16.5)	21.0%

Year Ended December 31, 2018	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$287.1	$(45.4)	15.8%
Effect of adjustments:
Deal related	—	—
Restructuring and related	4.5	(1.1)
Transformation	26.4	(4.8)
Extinguishment of debt	0.7	(0.1)
Asset impairment	—	—
Pension Annuitization	50.5	(18.3)
Other	1.0	0.7
Tax related	—	9.8
As adjusted	$370.2	$(59.2)	16.0%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

Consolidated

	Three Months Ended March 31,
	2019		2018
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,136.6	—	$1,116.6	—	1.8%
Gross profit	$237.8	20.9%	$228.6	20.5%	4.0%
SG&A	$138.1	12.2%	$134.3	12.0%	2.8%
Income (loss) from operations	$99.7	8.8%	$94.3	8.4%	5.7%

Net sales for the three months ended March 31, 2019 increased $20.0 million when compared to the same period in 2018. The increase in net sales was primarily due to higher demand for equipment in our MP segment, partially offset by lower sales in AWP. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately $34 million.

Gross profit for the three months ended March 31, 2019 increased $9.2 million when compared to the same period in 2018. The increase was primarily due to higher sales and production volume in our MP segment and price increases in our AWP segment, partially offset by higher material costs in all segments and the negative impact of foreign exchange rate changes of approximately $29 million, primarily in our AWP segment.

SG&A costs for the three months ended March 31, 2019 increased $3.8 million when compared to the same period in 2018.  The increase was primarily due to a specific loss allowance on a finance receivable, partially offset by the positive effects of exchange rate changes.

Income from operations for the three months ended March 31, 2019 increased $5.4 million when compared to the same period in 2018.  The increase was primarily due to higher sales and production volume in our MP segment and price increases in our AWP segment, partially offset by increased material costs across all segments, unfavorable product mix and lower factory productivity in our AWP segment, and the negative effects of exchange rate changes.

Aerial Work Platforms

	Three Months Ended March 31,
	2019		2018
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$727.9	—	$737.5	—	(1.3)%
Income from operations	$59.6	8.2%	$70.2	9.5%	(15.1)%

Net sales for the AWP segment for the three months ended March 31, 2019 decreased $9.6 million when compared to the same period in 2018 primarily due to the negative effects of foreign exchange rate changes, particularly in Europe, of approximately $14 million. Higher demand in Asia-Pacific, partially offset by lower volume in North America due to customers postponing deliveries until the second quarter of 2019 and disruption in our Washington state production and distribution facilities due to severe weather also impacted net sales.

Income from operations for the three months ended March 31, 2019 decreased $10.6 million when compared to the same period in 2018.  The decrease was primarily due to the negative effects of foreign exchange rate changes, unfavorable product mix, lower factory productivity from a decrease in overall production volume from previous production ramp-up as well as the impact of severe weather on certain plants, and increased material costs, partially offset by price increases.

Materials Processing

	Three Months Ended March 31,
	2019		2018
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$346.2	—	$315.9	—	9.6%
Income from operations	$49.2	14.2%	$39.9	12.6%	23.3%

Net sales for the MP segment for the three months ended March 31, 2019 increased $30.3 million when compared to the same period in 2018 primarily due to higher demand for material handlers and mobile crushing and screening equipment in Western Europe and pick and carry equipment in Asia-Pacific, partially offset by lower demand for mobile crushing and screening equipment in North America. Net sales were negatively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $17 million.

Income from operations for the three months ended March 31, 2019 increased $9.3 million when compared to the same period in 2018 primarily due to increased sales and production volume, partially offset by increased material costs and the negative effects of foreign exchange rate changes.

Corporate and Other / Eliminations

	Three Months Ended March 31,
	2019		2018
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$62.5	—	$63.2	—	1.1%
Loss from operations	$(9.1)	*	$(15.8)	*	42.4%
* - Not a meaningful percentage

Net sales include rough terrain and tower cranes sales, on-book financing activities of TFS and elimination of intercompany sales activity among segments. The net sales decrease is primarily attributable to the negative effect of foreign exchange rate changes on cranes sales and higher intercompany sales eliminations, partially offset by a customer advance forfeiture.

Loss from operations for the three months ended March 31, 2019 decreased $6.7 million when compared to the same period in 2018. The decrease in operating loss is primarily due to lower general and administrative expenses and a customer advance forfeiture, partially offset by a specific loss allowance on a finance receivable and the negative effects of exchange rate changes.

Interest Expense, Net of Interest Income

During the three months ended March 31, 2019, our interest expense net of interest income was $21.3 million, or $8.7 million higher than the same period in the prior year due to an increase in average borrowings at higher rates and lower interest income due to lower cash balances.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended March 31, 2019 was expense of $3.2 million, or a $4.4 million decrease in income, when compared to the same period in the prior year. The decrease was due primarily to the negative effects of changes in foreign exchange rates in the current period and an investment gain recognized in the prior year period as a result of the exercise of warrants on a long-term investment.

Income Taxes

During the three months ended March 31, 2019, we recognized income tax expense of $18.0 million on income of $75.2 million, an effective tax rate of 23.9%, as compared to income tax expense of $14.2 million on income of $82.9 million, an effective tax rate of 17.1%, for the three months ended March 31, 2018.  The higher effective tax rate for the three months ended March 31, 2019 is primarily due to less tax benefit from stock compensation deductions, deferred tax expense due to lower blended tax rate, and less favorable jurisdictional mix when compared to the three months ended March 31, 2018.

Income (loss) from Discontinued Operations

Loss from discontinued operations - net of tax for the three months ended March 31, 2019 was $124.4 million compared to loss from discontinued operations - net of tax of $21.1 million for the same period in the prior year, The loss in the current quarter was primarily from recognition of a pre-tax charge of approximately $86 million ($86 million after-tax) to write-down the Mobile Cranes disposal group to fair value, less costs to sell.

Gain (Loss) on Disposition of Discontinued Operations

During the three months ended March 31, 2019, we recognized a gain on disposition of discontinued operations - net of tax of $0.6 million, primarily related to the sale of our Material Handling and Port Solutions business. During the three months ended March 31, 2018, we recognized a gain on disposition of discontinued operations - net of tax of $2.7 million related to the previous sale of our Atlas business.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business.  At March 31, 2019, we had cash and cash equivalents of $330.2 million and undrawn availability under our revolving line of credit of $300.5 million, giving us total liquidity of approximately $631 million. During the three months ended March 31, 2019, our liquidity decreased by approximately $104 million from December 31, 2018 primarily due to cash used in our operations and reduced availability under our revolving line of credit, partially offset by cash provided by an additional debt issuance.

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

We had negative free cash flow of $256.7 million for the three months ended March 31, 2019. We continue to expect to generate approximately $165 million of free cash flow in 2019.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

Three Months Ended 3/31/2019
Net cash provided by (used in) operating activities	$(265.4)
Increase (decrease) in TFS assets	19.5
Capital expenditures	(10.8)
Free cash flow	$(256.7)

Our main sources of funding are cash generated from operations, including cash generated from the sale of receivables, loans from our bank credit facilities and funds raised in capital markets.   Pursuant to terms of our trade accounts receivable factoring arrangements, during the three months ended March 31, 2019, we sold, without recourse, approximately $212 million of trade accounts receivable to enhance liquidity. During the three months ended March 31, 2019, we also sold approximately $43 million of sales-type leases and commercial loans.

We believe cash generated from operations, including cash generated from the sale of receivables, together with access to our bank credit facilities, cash on hand and expected proceeds from the sale of certain business assets provide adequate liquidity to continue to support internal operating initiatives and meet our operating and debt service requirements for at least the next 12 months. See Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business.

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

Working capital as a percent of trailing three month annualized net sales was 20.8% at March 31, 2019.

The following tables show the calculation of our working capital in continuing operations and trailing three months annualized sales as of March 31, 2019 (in millions):

Three Months Ended 3/31/2019
Net Sales	$1,136.6
x	4
Trailing Three Month Annualized Net Sales	$4,546.4

As of 3/31/19
Inventories	$955.4
Trade Receivables	661.6
Trade Accounts Payable	(647.1)
Customer Advances	(25.7)
Working Capital	$944.2

On January 31, 2017, we entered into a new credit agreement (as amended, the “2017 Credit Agreement”). The 2017 Credit Agreement contains a $400.0 million senior secured term loan (the “Original Term Loan”). The Original Term Loan portion of the 2017 Credit Agreement bears interest at a rate of London Interbank Offered Rate (“LIBOR”) plus 2.00% with a 0.75% LIBOR floor. On March 7, 2019, we entered into an Incremental Assumption Agreement and Amendment No. 3 (“Amendment No. 3”) to the 2017 Credit Agreement. Amendment No. 3 provided us with an additional term loan (the “2019 Term Loan”) under the 2017 Credit Agreement in the amount of $200 million. The 2019 Term Loan portion of the 2017 Credit Agreement bears interest at a rate of LIBOR plus 2.75% with a 0.75% LIBOR floor (the Original Term Loan together with 2019 Term Loan comprise the “Term Loans” portion of the 2017 Credit Agreement). The 2017 Credit Agreement contains a $600 million revolving line of credit available through January 31, 2022. Net proceeds from the 2019 Term Loan were used to reduce borrowings under the revolving line of credit. The 2017 Credit Agreement allows unlimited incremental commitments, which may be extended at the option of existing or new lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, with incremental amounts in excess of $300 million requiring the Company to satisfy a senior secured leverage ratio contained in the 2017 Credit Agreement. Interest rates charged under the revolving line of credit in the 2017 Credit Agreement are subject to adjustment based on our consolidated leverage ratio. See Note K - “Long-Term Obligations,” in our Condensed Consolidated Financial Statements for information concerning the 2017 Credit Agreement.

Borrowings under the 2017 Credit Agreement at March 31, 2019 were $589.5 million, net of discount, on our Term Loans and $299.5 million on our revolving line of credit. At March 31, 2019, the weighted average interest rate was 4.74% on the Term Loans and was 4.37% on the revolving line of credit under the 2017 Credit Agreement.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

Our investment in TFS financial services assets was approximately $205 million, net at March 31, 2019. We remain focused on expanding financing solutions in key markets like the U.S., Europe and China. We also anticipate using TFS to drive incremental sales by increasing direct customer financing through TFS in certain instances.

In February 2015, we announced authorization by our Board of Directors for the repurchase of up to $200 million of our outstanding shares of common stock of which approximately $131 million of this authorization was utilized prior to January 1, 2017. In February 2017, we announced authorization by our Board of Directors for the repurchase of up to an additional $350 million of our outstanding shares of common stock. In May 2017, we announced the completion of the February 2015 and February 2017 authorizations and our Board of Directors had authorized the repurchase of up to an additional $280 million of our outstanding shares of common stock. In September 2017, we announced the completion of the May 2017 authorization and our Board of Directors had authorized the repurchase of up to an additional $225 million of our outstanding shares of common stock. In February 2018, we announced completion of the September 2017 authorization and our Board of Directors had authorized the repurchase of up to an additional $325 million of our outstanding shares of common stock. In July 2018, we announced the completion of the February 2018 authorization and our Board of Directors authorized the repurchase of up to an additional $300 million of our outstanding shares of common stock. During the three months ended March 31, 2019, we did not repurchase shares under this program. In the first quarter of 2019, our Board of Directors declared a dividend of $0.11 per share, which was paid to our shareholders.

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

Cash Flows

Cash used in operations for the three months ended March 31, 2019 totaled $265.4 million, compared to cash used in operations of $44.4 million for the three months ended March 31, 2018.  The increase in cash used in operations was primarily driven by cash used in working capital.

Cash used in investing activities for the three months ended March 31, 2019 was $10.6 million, compared to $15.3 million of cash used in investing activities for the three months ended March 31, 2018. The decrease in cash used in investing activities was primarily due to lower capital expenditures in the current year, partially offset by cash received from the sale of an investment in in the prior year.

Cash provided by financing activities was $236.4 million for the three months ended March 31, 2019, compared to $128.3 million of cash used in financing activities for the three months ended March 31, 2018. Cash provided by financing activities in the current year was due primarily to $200 million provided by the 2019 Term Loan. Cash used in the prior year was primarily due to share repurchases made during the period.

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

See Note J – “Derivative Financial Instruments” in the Notes to the Condensed Consolidated Financial Statements for further information about our derivatives and Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the impact that changes in foreign currency exchange rates and interest rates may have on our financial performance.

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

Foreign Exchange Risk

Our products are sold in over 100 countries around the world. The reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the Euro, British Pound and Australian dollar. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. dollars at the applicable exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency. Due to the continued volatility of foreign currency exchange rates to the U.S. dollar, fluctuations in currency exchange rates may have an impact on the accuracy of our financial guidance. Such fluctuations in foreign currency rates relative to the U.S. dollar may cause our actual results to differ materially from those anticipated in our guidance and have a material adverse effect on our business or results of operations. We note that the upcoming withdrawal of the U.K. from the E.U. may negatively impact the value of the British Pound as compared to the U.S. dollar and other currencies as the U.K. negotiates and executes its exit from the E.U., which is currently expected to occur in 2019. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures.

At March 31, 2019, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the three months ended March 31, 2019 would have had approximately a $8 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At March 31, 2019, approximately 60% of our debt was floating rate debt and the weighted average interest rate for all debt was 4.97%.

At March 31, 2019, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings effect on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at March 31, 2019 would have increased interest expense by $1.0 million for the three months ended March 31, 2019.

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

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Increases in the cost of these materials and components may affect our financial performance. If we are not able to recover increased raw material or component costs from our customers, our margins could be adversely affected. During the first quarter of 2019, overall material input costs have been generally stable at the higher levels incurred in the second half of 2018.   Steel prices, particularly steel plate, remain elevated, due in large part to the U.S. Commerce Department’s tariffs on certain steel and aluminum imports.  Another inflationary pressure on material input costs is the Section 301 tariffs on certain Chinese origin goods. We are utilizing the duty drawback mechanism to offset some of the direct impact of these tariffs; however, the indirect impact of the inflationary pressure on costs throughout the supply chain is leading to higher input costs. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. For more information on commodities risk, see Part II Item 1A. Risk Factors.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

During the first quarter of 2019, we implemented a global lease accounting system. We updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures as a result of the adoption of Accounting Standard Update 2016-02, “Leases (Topic 842)”.

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

There have been no material changes in the quarterly period ended March 31, 2019 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, other than the risk factors presented below which update and replace the similarly named risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Our financial results could be adversely impacted by the U.K.’s departure from the E.U.

Uncertainty related to the withdrawal of the U.K. from the E.U. commonly referred to as “Brexit,” which is currently expected to occur in 2019, could negatively impact the global economy, particularly many important European economies. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. will have on us, particularly for our MP segment which has significant manufacturing facilities in Northern Ireland. Depending on the terms of Brexit, we could become subject to, among other things, export tariffs and regulatory restrictions that could increase transaction costs, reduce our ability to hire or retain employees in Northern Ireland, reduce access to supplies and materials, cause shipping delays because of the need for new customs inspections and procedures and reduce demand or access to customers in international markets, all of which would impair our ability to conduct our operations as they have been conducted historically. These and other potential implications of Brexit could adversely affect our business, financial condition or results of operation.

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

The tariffs and the possibility of an escalation of current trade conflicts, particularly between the U.S. and China, could continue to negatively impact global trade and economic conditions in many of the regions where we do business. This could result in continued significant increases in our material and component costs and the cost of machinery imported directly from our manufacturing operations in China. In addition, it may adversely impact demand for our products in China and elsewhere. We will seek to receive duty draw-back credits in future periods for certain products affected by Section 301 tariffs and recover duties already paid on products that have since been excluded by the U.S. Government from Section 301 tariffs, thereby mitigating a portion of the effects of Section 301 tariffs. If we are unable to recover a substantial portion of increased raw material, component or machinery costs either from duty draw-back credits, exclusion recoveries or from our customers and suppliers, or if trade conflicts lead to a significant reduction in demand for our products, this could have an adverse effect on our business or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended March 31, 2019 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1, 2019 - January 31, 2019	2,235	$29.04	—	$200,000
February 1, 2019 - February 28, 2019	2,134	$31.14	—	$200,000
March 1, 2019 - March 31, 2019	4,244	$33.95	—	$200,000
Total	8,613	$31.98	—	$200,000

(1)	Amount includes shares of common stock purchased to satisfy requirements under the Company’s deferred compensation obligations to employees.

(2)	In July 2018, our Board of Directors authorized and the Company publicly announced the repurchase of up to an additional $300 million of the Company’s outstanding common shares.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits set forth below are filed as part of this Form 10-Q.

Exhibit No.	Exhibit
2.1
Asset and Stock Purchase Agreement, dated as of February 22, 2019 by and between Terex Corporation and Tadano Ltd. (incorporated by reference to Exhibit 2.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated February 22, 2019 and filed with the Commission February 27, 2019).

10.1
Incremental Assumption Agreement and Amendment No. 3 dated as of March 7, 2019, to the Credit Agreement dated as of January 31, 2017, among Terex Corporation, the Lenders named therein and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 7, 2019 and filed with the Commission March 7, 2019).

10.2	Form of Restricted Stock Agreement (time based granted 2019) under the Terex Corporation 2018 Omnibus Incentive Plan between Terex Corporation and participants of the 2018 Omnibus Incentive Plan.*

10.3
Form of Restricted Stock Agreement (performance based granted 2019) under the Terex Corporation 2018 Omnibus Incentive Plan between Terex Corporation and participants of the 2018 Omnibus Incentive Plan.*

10.4	Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers.*

10.5	Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers.*

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002. **

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Exhibit filed with this document.
**	Exhibit furnished with this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEREX CORPORATION
(Registrant)

Date:	May 1, 2019	/s/ John D. Sheehan
John D. Sheehan
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2019	/s/ Mark I. Clair
Mark I. Clair
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)