Form 10-Q
period 2019-06-30
TEREX CORP
filed 2019-07-30
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10702

Terex Corporation
(Exact name of registrant as specified in its charter)

Delaware	34-1531521
(State of Incorporation)	(IRS Employer Identification No.)
200 Nyala Farm Road, Westport, Connecticut 06880
(Address of principal executive offices)

(203) 222-7170
(Registrant’s telephone number, including area code)
_______________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	TEX	New York Stock Exchange

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
Yes ☐ No ☒

Number of outstanding shares of common stock: 71.2 million as of July 26, 2019.

The Exhibit Index begins on page 55.

GENERAL

Unless specifically noted otherwise, this Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of June 30, 2019 and excludes discontinued operations. Discontinued operations primary relate to the Demag® mobile cranes business and mobile crane product lines manufactured in our Oklahoma City facility. See Note D - “Discontinued Operations and Assets and Liabilities Held for Sale” for further information. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
For the Quarterly Period Ended June 30, 2019

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$1,306.9	$1,253.0	$2,443.5	$2,369.6
Cost of goods sold	(1,035.1)	(974.4)	(1,933.9)	(1,862.4)
Gross profit	271.8	278.6	509.6	507.2
Selling, general and administrative expenses	(145.8)	(146.2)	(283.9)	(280.5)
Income (loss) from operations	126.0	132.4	225.7	226.7
Other income (expense)
Interest income	1.8	2.0	3.5	5.3
Interest expense	(24.6)	(18.2)	(47.6)	(34.1)
Other income (expense) – net	(1.3)	(1.6)	(4.5)	(0.4)
Income (loss) from continuing operations before income taxes	101.9	114.6	177.1	197.5
(Provision for) benefit from income taxes	(20.3)	(30.4)	(38.3)	(44.6)
Income (loss) from continuing operations	81.6	84.2	138.8	152.9
Income (loss) from discontinued operations – net of tax	(17.3)	(28.3)	(141.7)	(49.4)
Gain (loss) on disposition of discontinued operations – net of tax	10.8	1.9	11.4	4.6
Net income (loss)	$75.1	$57.8	$8.5	$108.1

Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.14	$1.11	$1.96	$1.97
Income (loss) from discontinued operations – net of tax	(0.24)	(0.37)	(2.00)	(0.64)
Gain (loss) on disposition of discontinued operations – net of tax	0.15	0.03	0.16	0.06
Net income (loss)	$1.05	$0.77	$0.12	$1.39
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.14	$1.10	$1.93	$1.93
Income (loss) from discontinued operations – net of tax	(0.24)	(0.37)	(1.97)	(0.63)
Gain (loss) on disposition of discontinued operations – net of tax	0.15	0.02	0.16	0.06
Net income (loss)	$1.05	$0.75	$0.12	$1.36
Weighted average number of shares outstanding in per share calculation
Basic	71.2	75.5	70.9	77.6
Diluted	71.7	76.7	71.8	79.3

Comprehensive income (loss)	$74.9	$(17.1)	$6.0	$59.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$367.5	$339.5
Trade receivables (net of allowance of $10.3 and $9.1 at June 30, 2019 and December 31, 2018, respectively)	643.8	535.0
Inventories	863.1	918.9
Prepaid and other current assets	163.2	170.1
Current assets held for sale	402.0	459.5
Total current assets	2,439.6	2,423.0
Non-current assets
Property, plant and equipment – net	339.5	317.3
Operating lease right-of-use assets	121.9	—
Goodwill	264.4	265.2
Intangible assets – net	10.6	11.4
Other assets	421.2	400.6
Non-current assets held for sale	5.9	68.4
Total assets	$3,603.1	$3,485.9

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$6.0	$4.1
Trade accounts payable	608.3	687.2
Accrued compensation and benefits	104.3	123.1
Current maturities of operating leases	25.7	—
Other current liabilities	226.4	220.8
Current liabilities held for sale	131.3	179.5
Total current liabilities	1,102.0	1,214.7
Non-current liabilities
Long-term debt, less current portion	1,341.7	1,210.6
Non-current operating leases	103.8	—
Retirement plans	67.0	69.0
Other non-current liabilities	39.5	44.1
Non-current liabilities held for sale	88.5	86.5
Total liabilities	2,742.5	2,624.9
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 82.1 and 81.3 shares at June 30, 2019 and December 31, 2018, respectively	0.8	0.8
Additional paid-in capital	807.5	797.3
Retained earnings	741.5	749.0
Accumulated other comprehensive income (loss)	(287.3)	(284.8)
Less cost of shares of common stock in treasury – 11.7 shares at June 30, 2019 and December 31, 2018, respectively	(402.4)	(401.8)
Total Terex Corporation stockholders’ equity	860.1	860.5
Noncontrolling interest	0.5	0.5
Total stockholders’ equity	860.6	861.0
Total liabilities and stockholders’ equity	$3,603.1	$3,485.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Non-controlling Interest	Total
Balance at December 31, 2018	69.6	$0.8	$797.3	$749.0	$(284.8)	$(401.8)	$0.5	$861.0
Net income (loss)	—	—	—	(66.6)	—	—	—	(66.6)
Other comprehensive income (loss) – net of tax	—	—	—	—	(2.3)	—	—	(2.3)
Issuance of common stock	0.7	—	21.4	—	—	—	—	21.4
Compensation under stock-based plans – net	0.1	—	(24.7)	—	—	1.7	—	(23.0)
Dividends	—	—	0.1	(8.0)	—	—	—	(7.9)
Acquisition of treasury stock	—	—	—	—	—	(0.3)	—	(0.3)
Balance at March 31, 2019	70.4	$0.8	$794.1	$674.4	$(287.1)	$(400.4)	$0.5	$782.3
Net income (loss)	—	—	—	75.1	—	—	—	75.1
Other comprehensive income (loss) – net of tax	—	—	—	—	(0.2)	—	—	(0.2)
Issuance of common stock	—	—	1.5	—	—	—	—	1.5
Compensation under stock-based plans – net	—	—	11.7	—	—	0.1	—	11.8
Dividends	—	—	0.2	(8.0)	—	—	—	(7.8)
Acquisition of treasury stock	—	—	—	—	—	(2.1)	—	(2.1)
Balance at June 30, 2019	70.4	$0.8	$807.5	$741.5	$(287.3)	$(402.4)	$0.5	$860.6

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Non-controlling Interest	Total
Balance at December 31, 2017	80.2	$1.3	$1,322.0	$1,995.9	$(239.5)	$(1,857.7)	$0.5	$1,222.5
Net income (loss)	—	—	—	50.3	—	—	—	50.3
Other comprehensive income (loss) – net of tax	—	—	—	—	28.8	—	—	28.8
Issuance of common stock	0.8	—	15.9	—	—	—	—	15.9
Compensation under stock-based plans – net	0.1	—	(23.0)	—	—	1.7	—	(21.3)
Dividends	—	—	0.2	(8.0)	—	—	—	(7.8)
Acquisition of treasury stock	(5.1)	—	—	—	—	(209.5)	—	(209.5)
Other	—	—	—	2.6	(2.6)	—	—	—
Balance at March 31, 2018	76.0	$1.3	$1,315.1	$2,040.8	$(213.3)	$(2,065.5)	$0.5	$1,078.9
Net income (loss)	—	—	—	57.8	—	—	—	57.8
Other comprehensive income (loss) – net of tax	—	—	—	—	(74.9)	—	—	(74.9)
Issuance of common stock	—	—	0.3	—	—	—	—	0.3
Compensation under stock-based plans – net	—	—	11.2	—	—	0.1	—	11.3
Dividends	—	—	0.2	(7.7)	—	—	—	(7.5)
Acquisition of treasury stock	(2.9)	—	—	—	—	(117.8)	—	(117.8)
Balance at June 30, 2018	73.1	$1.3	$1,326.8	$2,090.9	$(288.2)	$(2,183.2)	$0.5	$948.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net income (loss)	$8.5	$108.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25.8	31.3
(Gain) loss on disposition of discontinued operations	(11.4)	(4.6)
Deferred taxes	(5.5)	11.1
Impairments	82.1	2.1
(Gain) loss on sale of assets	(6.9)	(2.3)
Stock-based compensation expense	24.2	18.5
Inventory and other non-cash charges	39.6	9.8
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(66.0)	(161.6)
Inventories	(4.3)	(61.0)
Trade accounts payable	(124.9)	89.6
Other assets and liabilities	(12.3)	1.0
Foreign exchange and other operating activities, net	2.8	(6.4)
Net cash provided by (used in) operating activities	(48.3)	35.6
Investing Activities
Capital expenditures	(35.1)	(50.7)
Proceeds from disposition of investments	—	19.8
Proceeds (payments) from disposition of discontinued operations	2.2	—
Proceeds from sale of assets	7.7	0.8
Other investing activities, net	—	(3.6)
Net cash provided by (used in) investing activities	(25.2)	(33.7)
Financing Activities
Repayments of debt	(1,037.2)	(443.9)
Proceeds from issuance of debt	1,170.9	552.1
Share repurchases	(2.2)	(323.0)
Dividends paid	(15.7)	(15.3)
Other financing activities, net	(17.9)	(14.3)
Net cash provided by (used in) financing activities	97.9	(244.4)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.9)	(10.5)
Net Increase (Decrease) in Cash and Cash Equivalents	22.5	(253.0)
Cash and Cash Equivalents at Beginning of Period	372.1	630.1
Cash and Cash Equivalents at End of Period	$394.6	$377.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2018 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

As further described in Note D - “Discontinued Operations and Assets and Liabilities Held for Sale”, on February 22, 2019, the Company announced it entered into an Asset and Stock Purchase Agreement (the “ASPA”) with Tadano Ltd. (“Tadano”) to sell its Demag® mobile cranes business and will cease to manufacture mobile crane product lines in its Oklahoma City facility. As a result, the Company reported these operations, formerly part of the Cranes segment, in discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (Loss) for all periods presented, and in assets and liabilities held for sale in the Condensed Consolidated Balance Sheet at June 30, 2019 and December 31, 2018. Other operations formerly part of the Cranes segment were reorganized to align with the Company’s new management and reporting structure. For financial reporting periods beginning on or after January 1, 2019, the utilities business has been consolidated within Aerial Work Platforms (“AWP”), the pick and carry cranes business has been consolidated within Materials Processing (“MP”) and the rough terrain and tower cranes businesses has been consolidated within Corporate and Other. The Company now manages and reports its business in the following segments: (i) AWP and (ii) MP. Prior period amounts have been reclassified to conform with the 2019 presentation. See Note B - “Business Segment Information”, Note D - “Discontinued Operations and Assets and Liabilities Held for Sale” and Note I - “Goodwill and Intangible Assets, Net” for further information.

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019.

Cash and cash equivalents include $12.6 million which is not immediately available for use at June 30, 2019 and December 31, 2018.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

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

Accounting Standards to be Implemented

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”). ASU 2016-13 sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. The guidance in this standard replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. Subsequently, the FASB issued the following standards related to ASU 2016-13: ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” and ASU 2019-05, “Financial Instruments-Credit Losses (Topic 326) Targeted Transition Relief,” which provided additional guidance and clarity to ASU 2016-13 (collectively, the “Credit Loss Standard”). The effective date will be the first quarter of fiscal year 2020 and early adoption is permitted. The Credit Loss Standard will be applied using a modified retrospective approach. The Company is currently identifying changes to its business processes, internal controls and policies to assess the impact that adoption of the Credit Loss Standard will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” (“ASU 2018-13”). ASU 2018-13 improves the effectiveness of fair value measurement disclosures by removing or modifying certain disclosure requirements and adding others. The effective date will be the first quarter of fiscal year 2020 and early adoption is permitted. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The effective date will be the first quarter of fiscal year 2020 and early adoption is permitted. The Company is evaluating the impact that adoption of this standard will have on its consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” (“ASU 2019-04”). ASU 2019-04 provides narrow scope amendments for Topics 326, 815 and 825.  The effective date will be the first quarter of fiscal year 2020 and early adoption is permitted. The Company is currently evaluating the impact that the amendments to Topic 326 will have on the implementation of the Credit Loss Standard. Adoption of the amendments to Topic 815 and Topic 825 are not expected to have a material effect on the Company’s consolidated financial statements.

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2018	$39.8
Accruals for warranties issued during the period	22.3
Changes in estimates	2.2
Settlements during the period	(22.8)
Foreign exchange effect/other	3.2
Balance as of June 30, 2019	$44.7

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

The AWP segment designs, manufactures, services and markets aerial work platform equipment, telehandlers, light towers and utility equipment as well as their related components and replacement parts. Customers use these products to construct and maintain industrial, commercial and residential buildings and facilities, construction and maintenance of utility and telecommunication lines, tree trimming, certain construction and foundation drilling applications, and for other commercial operations, as well as in a wide range of infrastructure projects.

The MP segment designs, manufactures and markets materials processing and specialty equipment, including crushers, washing systems, screens, apron feeders, material handlers, pick and carry cranes, wood processing, biomass and recycling equipment, concrete mixer trucks and concrete pavers, conveyors, and their related components and replacement parts. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries, material handling applications, maintenance applications to lift equipment or material, and in building roads and bridges.

The Company designs, manufactures, services, refurbishes and markets rough terrain and tower cranes, as well as their related components and replacement parts. Customers use rough terrain cranes to move materials and equipment on rugged or uneven terrain and tower cranes, often in urban areas where space is constrained and in long-term or high rise building sites, to lift construction material and place the material at point of use. Rough terrain and tower cranes are included in Corporate and Other.

The Company assists customers in their rental, leasing and acquisition of its products through Terex Financial Services (“TFS”). TFS uses its equipment financing experience to provide financing solutions to customers who purchase the Company’s equipment. TFS is included in Corporate and Other.

Corporate and Other also includes eliminations among the two segments, as well as general and corporate items.

Business segment information is presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales
AWP	$870.4	$852.3	$1,598.3	$1,589.8
MP	365.2	335.2	711.4	651.1
Corporate and Other / Eliminations	71.3	65.5	133.8	128.7
Total	$1,306.9	$1,253.0	$2,443.5	$2,369.6
Income (loss) from operations
AWP	$86.3	$111.6	$145.9	$181.8
MP	56.3	44.3	105.5	84.2
Corporate and Other / Eliminations	(16.6)	(23.5)	(25.7)	(39.3)
Total	$126.0	$132.4	$225.7	$226.7

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

	June 30, 2019	December 31, 2018
Identifiable assets
AWP	$2,043.6	$1,983.5
MP	1,188.7	1,160.1
Corporate and Other / Eliminations	(37.1)	(185.6)
Assets held for sale	407.9	527.9
Total	$3,603.1	$3,485.9

Geographic net sales information is presented below (in millions):

	Three Months Ended June 30, 2019
	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$599.3	$157.0	$51.9	$808.2
Western Europe	128.0	109.0	25.3	262.3
Asia-Pacific	95.6	68.9	3.3	167.8
Rest of World (1)	47.5	30.3	(9.2)	68.6
Total	$870.4	$365.2	$71.3	$1,306.9
(1) Includes intercompany sales and eliminations.

	Six Months Ended June 30, 2019
	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$1,036.7	$285.2	$81.1	$1,403.0
Western Europe	292.5	227.9	51.0	571.4
Asia-Pacific	175.0	138.8	7.6	321.4
Rest of World (1)	94.1	59.5	(5.9)	147.7
Total	$1,598.3	$711.4	$133.8	$2,443.5
(1) Includes intercompany sales and eliminations.

	Three Months Ended June 30, 2018
	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$596.2	$133.5	$39.2	$768.9
Western Europe	145.9	96.5	25.0	267.4
Asia-Pacific	67.4	70.5	6.6	144.5
Rest of World (1)	42.8	34.7	(5.3)	72.2
Total	$852.3	$335.2	$65.5	$1,253.0
(1) Includes intercompany sales and eliminations.

	Six Months Ended June 30, 2018
	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$1,043.4	$270.9	$64.5	$1,378.8
Western Europe	350.1	179.0	42.0	571.1
Asia-Pacific	125.3	127.5	11.6	264.4
Rest of World (1)	71.0	73.7	10.6	155.3
Total	$1,589.8	$651.1	$128.7	$2,369.6
(1) Includes intercompany sales and eliminations.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

Product type net sales information is presented below (in millions):

	Three Months Ended June 30, 2019
	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$636.0	$—	$0.8	$636.8
Materials Processing Equipment	—	231.6	—	231.6
Specialty Equipment	—	132.5	—	132.5
Other (1)	234.4	1.1	70.5	306.0
Total	$870.4	$365.2	$71.3	$1,306.9
(1) Includes other product types, intercompany sales and eliminations.

	Six Months Ended June 30, 2019
	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$1,155.6	$—	$1.7	$1,157.3
Materials Processing Equipment	—	447.6	—	447.6
Specialty Equipment	—	262.0	—	262.0
Other (1)	442.7	1.8	132.1	576.6
Total	$1,598.3	$711.4	$133.8	$2,443.5
(1) Includes other product types, intercompany sales and eliminations.

	Three Months Ended June 30, 2018
	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$642.3	$—	$0.4	$642.7
Materials Processing Equipment	—	214.4	0.4	214.8
Specialty Equipment	—	111.3	—	111.3
Other (1)	210.0	9.5	64.7	284.2
Total	$852.3	$335.2	$65.5	$1,253.0
(1) Includes other product types, intercompany sales and eliminations.

	Six Months Ended June 30, 2018
	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$1,195.0	$—	$0.8	$1,195.8
Materials Processing Equipment	—	429.3	0.8	430.1
Specialty Equipment	—	206.2	—	206.2
Other (1)	394.8	15.6	127.1	537.5
Total	$1,589.8	$651.1	$128.7	$2,369.6

(1) Includes other product types, intercompany sales and eliminations.

NOTE C – INCOME TAXES

During the three months ended June 30, 2019, the Company recognized income tax expense of $20.3 million on income of $101.9 million, an effective tax rate of 19.9%, as compared to income tax expense of $30.4 million on income of $114.6 million, an effective tax rate of 26.5%, for the three months ended June 30, 2018. The lower effective tax rate for the three months ended June 30, 2019 is primarily due to less favorable jurisdictional mix and the impact of H.R. 1 “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (“2017 Federal Tax Act”) in the three months ended June 30, 2018, when compared to the three months ended June 30, 2019.

During the six months ended June 30, 2019, the Company recognized income tax expense of $38.3 million on income of $177.1 million, an effective tax rate of 21.6%, as compared to income tax expense of $44.6 million on income of $197.5 million, an effective tax rate of 22.6%, for the six months ended June 30, 2018. The lower effective tax rate for the six months ended June 30, 2019 is primarily due to less favorable jurisdictional mix and the impact of the 2017 Federal Tax Act, partially offset by higher stock compensation deductions in the six months ended June 30, 2018, when compared to the six months ended June 30, 2019.

NOTE D – DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

MOBILE CRANES

On February 22, 2019, the Company entered into the ASPA with Tadano to sell its Demag® mobile cranes business for an enterprise value of $215 million (the “Transaction”). Consideration will be paid in cash and cash received will be net of indebtedness. The purchase price is subject to post-closing adjustments based upon the level of net working capital and cash and debt in the Demag® mobile cranes business at the closing date. Products to be divested are Demag® all terrain cranes and large lattice boom crawler cranes. The Company expects to complete the Transaction in the third quarter of 2019. In addition to selling its Demag® mobile cranes business, the Company will cease to manufacture mobile crane product lines in its Oklahoma City facility.

As a result of the Transaction, the Company recognized a pre-tax credit of approximately $4 million ($4 million after-tax) and a charge of approximately $82 million ($82 million after-tax) in the three and six months ended June 30, 2019, respectively, to write-down the Demag® mobile cranes business to its fair value, less costs to sell. The charge for the six months ended June 30, 2019 includes approximately $27 million attributable to amounts previously recognized in accumulated other comprehensive income.

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

On April 24, 2019, the Company sold its boom truck, truck crane and crossover product lines and related inventory previously manufactured in its Oklahoma City facility. The Company received notes and receivables totaling $27.7 million and recorded a gain, net of tax, of $12.8 million during the three and six months ended June 30, 2019.

Income (loss) from discontinued operations

The following amounts related to discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
Net sales	$131.2	$149.5	$257.1	$293.8
Cost of sales	(122.6)	(148.8)	(262.9)	(290.8)
Selling, general and administrative expenses	(30.6)	(29.8)	(61.6)	(55.1)
Impairment of Mobile Cranes disposal group	4.0	—	(82.1)	—
Other income (expense)	(1.4)	(0.8)	(3.7)	(1.7)
Income (loss) from discontinued operations before income taxes	(19.4)	(29.9)	(153.2)	(53.8)
(Provision for) benefit from income taxes	2.1	1.6	11.5	4.4
Income (loss) from discontinued operations – net of tax	(17.3)	(28.3)	(141.7)	(49.4)

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

	June 30, 2019	December 31, 2018
	Cranes	Cranes
Assets
Cash and cash equivalents	$27.1	$32.6
Trade receivables – net	74.7	126.9
Inventories	306.4	295.5
Prepaid and other current assets	10.6	9.4
Impairment reserve	(16.8)	(4.9)
Current assets held for sale	$402.0	$459.5

Property, plant and equipment – net	$29.3	$28.8
Intangible assets	4.4	4.3
Impairment reserve	(73.1)	(2.9)
Other assets	45.3	38.2
Non-current assets held for sale	$5.9	$68.4

Liabilities
Notes payable and current portion of long-term debt	$0.5	$0.6
Trade accounts payable	61.6	101.6
Accruals and other current liabilities	69.2	77.3
Current liabilities held for sale	$131.3	$179.5

Long-term debt, less current portion	$3.7	$4.1
Retirement plans and other non-current liabilities	69.5	71.8
Non-current liabilities	15.3	10.6
Non-current liabilities held for sale	$88.5	$86.5

The following table provides amounts of cash and cash equivalents presented in the Condensed Consolidated Statement of Cash Flows (in millions):

	June 30, 2019	December 31, 2018
Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$367.5	$339.5
Cash and cash equivalents - held for sale	27.1	32.6
Total cash and cash equivalents	$394.6	$372.1

The following table provides supplemental cash flow information related to discontinued operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
Non-cash operating items:
Depreciation and amortization	$1.0	$3.9	$3.2	$7.8
Impairments	$(4.0)	$0.7	$82.1	$0.9
Deferred taxes	$5.4	$0.4	$2.1	$0.2
Investing activities:
Capital expenditures	$(1.1)	$(4.2)	$(2.7)	$(7.4)

Gain (loss) on disposition of discontinued operations - net of tax (in millions):

	Three Months Ended
	June 30,
	2019			2018
	Cranes	Material Handling and Port Solutions	Total	Material Handling and Port Solutions	Trucks	Atlas	Total
Gain (loss) on disposition of discontinued operations	$13.7	$—	$13.7	$(0.6)	$—	$—	$(0.6)
(Provision for) benefit from income taxes	(0.9)	(2.0)	(2.9)	0.1	2.4	—	2.5
Gain (loss) on disposition of discontinued operations – net of tax	$12.8	$(2.0)	$10.8	$(0.5)	$2.4	$—	$1.9

	Six Months Ended
	June 30,
	2019			2018
	Cranes	Material Handling and Port Solutions	Total	Material Handling and Port Solutions	Trucks	Atlas	Total

Gain (loss) on disposition of discontinued operations	$13.7	$(1.3)	$12.4	$(0.6)	$—	$3.2	$2.6
(Provision for) benefit from income taxes	(0.9)	(0.1)	(1.0)	0.1	2.4	(0.5)	2.0
Gain (loss) on disposition of discontinued operations – net of tax	$12.8	$(1.4)	$11.4	$(0.5)	$2.4	$2.7	$4.6

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (loss) from continuing operations	$81.6	$84.2	$138.8	$152.9
Income (loss) from discontinued operations–net of tax	(17.3)	(28.3)	(141.7)	(49.4)
Gain (loss) on disposition of discontinued operations–net of tax	10.8	1.9	11.4	4.6
Net income (loss)	$75.1	$57.8	$8.5	$108.1
Basic shares:
Weighted average shares outstanding	71.2	75.5	70.9	77.6
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$1.14	$1.11	$1.96	$1.97
Income (loss) from discontinued operations–net of tax	(0.24)	(0.37)	(2.00)	(0.64)
Gain (loss) on disposition of discontinued operations–net of tax	0.15	0.03	0.16	0.06
Net income (loss)	$1.05	$0.77	$0.12	$1.39
Diluted shares:
Weighted average shares outstanding – basic	71.2	75.5	70.9	77.6
Effect of dilutive securities:
Restricted stock awards	0.5	1.2	0.9	1.7
Diluted weighted average shares outstanding	71.7	76.7	71.8	79.3
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$1.14	$1.10	$1.93	$1.93
Income (loss) from discontinued operations–net of tax	(0.24)	(0.37)	(1.97)	(0.63)
Gain (loss) on disposition of discontinued operations–net of tax	0.15	0.02	0.16	0.06
Net income (loss)	$1.05	$0.75	$0.12	$1.36

Non-vested restricted stock awards granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average restricted stock awards of approximately 1.2 million and 0.1 million were outstanding during the three months ended June 30, 2019 and 2018, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. Weighted average restricted stock awards of approximately 0.9 million were outstanding during the six months ended June 30, 2019, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. During the six months ended June 30, 2018 these amounts were not material.

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

The Company’s net finance receivable balances include both sales-type leases and commercial loans. Finance receivables that management intends to hold until maturity are stated at their outstanding unpaid principal balances, net of an allowance for loan losses as well as any deferred fees and costs. Finance receivables originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, on an individual asset basis. During the three and six months ended June 30, 2019, the Company transferred finance receivables of $75.3 million and $118.5 million, respectively, to third party financial institutions, which qualified for sales treatment under ASC 860. During the three and six months ended June 30, 2018, the Company transferred finance receivables of $64.8 million and $156.1 million, respectively, to third party financial institutions, which qualified for sales treatment under ASC 860. The Company had $18.2 million and $19.2 million of held for sale finance receivables recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheet at June 30, 2019 and December 31, 2018, respectively.

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

Finance receivables, net consisted of the following (in millions):

	June 30, 2019	December 31, 2018
Commercial loans	$148.9	$154.0
Sales-type leases	45.9	45.5
Total finance receivables, gross	194.8	199.5
Allowance for credit losses	(12.1)	(5.5)
Total finance receivables, net	$182.7	$194.0

Approximately $58 million and $72 million of finance receivables are recorded in Prepaid and other current assets and approximately $125 million and $122 million are recorded in Other assets in the Condensed Consolidated Balance Sheet at June 30, 2019 and December 31, 2018, respectively.

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

The following table presents an analysis of the allowance for credit losses (in millions):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$11.4	$1.2	$12.6	$2.3	$1.5	$3.8
Provision for credit losses	0.3	—	0.3	0.7	—	0.7
Charge offs	(0.8)	—	(0.8)	—	—	—
Balance, end of period	$10.9	$1.2	$12.1	$3.0	$1.5	$4.5

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$4.0	$1.5	$5.5	$5.7	$0.9	$6.6
Provision for credit losses	7.7	(0.3)	7.4	(1.6)	0.6	(1.0)
Charge offs	(0.8)	—	(0.8)	(1.1)	—	(1.1)
Balance, end of period	$10.9	$1.2	$12.1	$3.0	$1.5	$4.5

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

The following table presents individually impaired finance receivables (in millions):

	June 30, 2019			December 31, 2018
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Recorded investment	$8.2	$—	$8.2	$1.5	$—	$1.5
Related allowance	8.0	—	8.0	0.6	—	0.6
Average recorded investment	7.3	—	7.3	2.4	—	2.4

The average recorded investment for impaired finance receivables was $3.2 million for commercial loans at June 30, 2018. There were no impaired sales-type leases at June 30, 2018.

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in millions):

	June 30, 2019			December 31, 2018
Allowance for credit losses, ending balance:	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Individually evaluated for impairment	$8.0	$—	$8.0	$0.6	$—	$0.6
Collectively evaluated for impairment	2.9	1.2	4.1	3.4	1.5	4.9
Total allowance for credit losses	$10.9	$1.2	$12.1	$4.0	$1.5	$5.5

Finance receivables, ending balance:
Individually evaluated for impairment	$8.2	$—	$8.2	$1.5	$—	$1.5
Collectively evaluated for impairment	140.7	45.9	186.6	152.5	45.5	198.0
Total finance receivables	$148.9	$45.9	$194.8	$154.0	$45.5	$199.5

Accounts are considered delinquent when the billed periodic payments of the finance receivables exceed 30 days past the due date.

The following tables present analysis of aging of recorded investment in finance receivables (in millions):

	June 30, 2019
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$139.9	$0.7	$—	$8.3	$9.0	$148.9
Sales-type leases	45.2	0.7	—	—	0.7	45.9
Total finance receivables	$185.1	$1.4	$—	$8.3	$9.7	$194.8

	December 31, 2018
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$152.2	$0.1	$—	$1.7	$1.8	$154.0
Sales-type leases	45.3	0.2	—	—	0.2	45.5
Total finance receivables	$197.5	$0.3	$—	$1.7	$2.0	$199.5

Commercial loans in the amount of $13.1 million and $6.0 million were on non-accrual status as of June 30, 2019 and December 31, 2018, respectively. Sales-type leases in the amount of $2.0 million were on non-accrual status at June 30, 2019 and there were no sales-type leases on non-accrual status at December 31, 2018.

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

Finance receivables by risk rating (in millions):

Rating	June 30, 2019	December 31, 2018
Superior	$2.0	$7.5
Above Average	20.0	30.7
Average	56.7	56.9
Below Average	106.8	94.5
Sub Standard	9.3	9.9
Total	$194.8	$199.5

The Company believes the finance receivables retained, net of allowance for credit losses, are collectible.

NOTE G – INVENTORIES

Inventories consist of the following (in millions):

	June 30, 2019	December 31, 2018
Finished equipment	$390.9	$478.4
Replacement parts	159.2	143.3
Work-in-process	95.6	86.5
Raw materials and supplies	217.4	210.7
Inventories	$863.1	$918.9

Reserves for lower of cost or net realizable value and excess and obsolete inventory were $53.2 million and $49.8 million at June 30, 2019 and December 31, 2018, respectively.

NOTE H – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	June 30, 2019	December 31, 2018
Property	$39.4	$39.6
Plant	162.7	161.3
Equipment	461.4	428.6
Property, plant and equipment – gross	663.5	629.5
Less: Accumulated depreciation	(324.0)	(312.2)
Property, plant and equipment – net	$339.5	$317.3

NOTE I – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	MP	Total
Balance at December 31, 2018, gross	$139.2	$187.8	$327.0
Accumulated impairment	(38.6)	(23.2)	(61.8)
Balance at December 31, 2018, net	100.6	164.6	265.2
Foreign exchange effect and other	(0.2)	(0.6)	(0.8)
Balance at June 30, 2019, gross	139.0	187.2	326.2
Accumulated impairment	(38.6)	(23.2)	(61.8)
Balance at June 30, 2019, net	$100.4	$164.0	$264.4

Intangible assets, net were comprised of the following (in millions):

		June 30, 2019			December 31, 2018
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$9.5	$(8.9)	$0.6	$9.7	$(9.1)	$0.6
Customer Relationships	22	25.6	(22.3)	3.3	25.6	(21.7)	3.9
Land Use Rights	81	4.4	(0.6)	3.8	4.4	(0.6)	3.8
Other	8	25.0	(22.1)	2.9	24.9	(21.8)	3.1
Total definite-lived intangible assets		$64.5	$(53.9)	$10.6	$64.6	$(53.2)	$11.4

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Aggregate Amortization Expense	$0.5	$0.5	$0.9	$0.9

Estimated aggregate intangible asset amortization expense (in millions) for each of the next five years below is:

2019	$1.8
2020	$1.7
2021	$1.6
2022	$1.4
2023	$0.9

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

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with recognized assets or liabilities or forecasted transactions due to changing currency exchange rates.  Primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar. These foreign exchange contracts are designated as cash flow hedging instruments. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Most of the foreign exchange contracts outstanding as of June 30, 2019 mature on or before June 30, 2020.  At June 30, 2019 and December 31, 2018, the Company had $441.3 million and $368.2 million notional amount, respectively, of foreign exchange contracts outstanding that were designated as cash flow hedge contracts. For effective hedging instruments, unrealized gains and losses associated with foreign exchange contracts are deferred as a component of Accumulated other comprehensive income (loss) (“AOCI”) until the underlying hedged transactions settle and are reclassified to Cost of goods sold (“COGS”) in the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss).

Certain foreign exchange contracts entered into by the Company have not been designated as hedging instruments to mitigate its exposure to changes in foreign currency exchange rates on recognized assets and liabilities. The Company had $76.5 million and $107.8 million notional amount of foreign exchange contracts outstanding that were not designated as hedging instruments at June 30, 2019 and December 31, 2018, respectively.  The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments were offset by changes in the underlying hedged items, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments were recognized as gains or losses in Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

Other

Other derivatives designated as cash flow hedging instruments include cross currency and commodity swaps with outstanding notional amounts of $45.5 million and $3.2 million at June 30, 2019, respectively. The outstanding notional amount of cross currency swaps and commodity swaps was $45.9 million and $11.2 million at December 31, 2018, respectively. The Company uses cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates and commodity swaps to mitigate price risk for hot rolled coil steel. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Fair values of commodity swaps are based on observable market data for similar assets and liabilities. Changes in the fair value of cross currency and commodity swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the underlying hedged item is re-measured. Gains or losses on commodity swaps are reclassified to COGS in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the hedged transaction affects earnings.

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

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

		June 30, 2019		December 31, 2018
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$2.8	$—	$2.9	$0.2
Cross currency swaps	Other current assets	0.8	—	0.8	—
Debt conversion feature	Other assets	—	0.3	—	0.5
Foreign exchange contracts	Other current liabilities	(5.3)	(0.1)	(5.0)	—
Commodity swaps	Other current liabilities	(0.3)	—	(1.1)	—
Cross currency swaps	Other non-current liabilities	(1.8)	—	(3.0)	—
Net derivative asset (liability)		$(3.8)	$0.2	$(5.4)	$0.7

(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income
Instrument	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Income Statement Account	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Foreign exchange contracts	$1.7	0.5	Cost of goods sold	$(0.5)	$(2.4)
Commodity swaps	(0.2)	(0.3)	Cost of goods sold	(0.7)	(1.0)
Cross currency swaps	0.5	0.7	Other income (expense) - net	(0.6)	0.4
Total	$2.0	$0.9	Total	$(1.8)	$(3.0)

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income
Instrument	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Income Statement Account	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Foreign exchange contracts	(6.3)	(6.8)	Cost of goods sold	$0.6	$2.6
Cross currency swaps	0.3	(0.5)	Other income (expense) - net	2.6	1.3
Total	$(6.0)	$(7.3)	Total	$3.2	$3.9

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Classification and amount of Gain or Loss Recognized in Income
	Cost of goods sold		Other income (expense) - net
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Income Statement Accounts in which effects of cash flow hedges are recorded	$(1,035.1)	$(1,933.9)	$(1.3)	$(4.5)
Gain (Loss) Reclassified from AOCI into Income:
Foreign exchange contracts	(0.5)	(2.4)	—	—
Commodity swaps	(0.7)	(1.0)	—	—
Cross currency swaps	—	—	(0.6)	0.4
Total	$(1.2)	$(3.4)	$(0.6)	$0.4

	Classification and amount of Gain or Loss Recognized in Income
	Cost of goods sold		Other income (expense) - net
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Income Statement Accounts in which effects of cash flow hedges are recorded	$(974.4)	$(1,862.4)	$(1.6)	$(0.4)
Gain (Loss) Reclassified from AOCI into Income:
Foreign exchange contracts	0.6	2.6	—	—
Cross currency swaps	—	—	2.6	1.3
Total	$0.6	$2.6	$2.6	$1.3

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives outstanding at the end of the period in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

		Gain (Loss) Recognized in Income
		Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Instrument	Income Statement Account
Foreign exchange contracts	Other income (expense) – net	$0.5	$(0.3)	$0.1	$(0.3)
Debt conversion feature	Other income (expense) – net	(0.7)	(0.3)	0.3	0.8
	Total	$(0.2)	$(0.6)	$0.4	$0.5

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

See Note O - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within the unrealized net gains (losses) included in AOCI as of June 30, 2019, it is estimated that $2.5 million of losses are expected to be reclassified into earnings in the next twelve months.

NOTE K – LONG-TERM OBLIGATIONS

2017 Credit Agreement

On January 31, 2017, the Company entered into a credit agreement (as amended, the “2017 Credit Agreement”), with the lenders and issuing banks party thereto and Credit Suisse AG, Cayman Islands Branch (“CSAG”), as administrative agent and collateral agent. The 2017 Credit Agreement includes (i) a $600 million revolving line of credit (the “Revolver”) and (ii) senior secured term loans totaling $600 million that will mature on January 31, 2024 (the “Term Loans”); both are further described below. In connection with the 2017 Credit Agreement, the Company terminated its previous credit agreement with the lenders party thereto and CSAG, as administrative agent and collateral agent and related agreements and documents (the “2014 Credit Agreement”).

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

The 2017 Credit Agreement requires the Company to comply with a number of covenants which limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. If the Company’s borrowings under its revolving line of credit are greater than 30% of the total revolving credit commitments, the 2017 Credit Agreement requires the Company to comply with certain financial tests, as defined in the 2017 Credit Agreement. If applicable, the minimum required levels of the interest coverage ratio would be 2.5 to 1.0 and the maximum permitted levels of the senior secured leverage ratio would be 2.75 to 1.0. The 2017 Credit Agreement also contains customary default provisions. The Company was in compliance with the financial covenants contained in the 2017 Credit Agreement as of June 30, 2019.

During the six months ended June 30, 2018, the Company recorded a loss on early extinguishment of debt related to Amendment No. 2 to the 2017 Credit Agreement of approximately $0.7 million.

As of June 30, 2019 and December 31, 2018, the Company had $588.2 million and $391.4 million, net of discount, respectively, in Term Loans outstanding under the 2017 Credit Agreement. The weighted average interest rate on the Term Loans at June 30, 2019 and December 31, 2018 was 4.60% and 4.50%, respectively. The Company had $174.5 million and $237.0 million revolving credit amounts outstanding as of June 30, 2019 and December 31, 2018, respectively. The weighted average interest rate on the revolving credit amounts at June 30, 2019 and December 31, 2018 was 5.13% and 5.98%, respectively.

The Company issues letters of credit that generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet and guaranteeing the Company’s performance under contracts. Letters of credit can be issued under two facilities provided in the 2017 Credit Agreement and via bilateral arrangements outside the 2017 Credit Agreement.

The 2017 Credit Agreement incorporates secured facilities for issuance of letters of credit up to $400 million (the “$400 Million Facility”).  Letters of credit issued under the $400 Million Facility decrease availability under the Revolver.  The 2017 Credit Agreement also permits the Company to have additional secured facilities for the issuance of letters of credit up to $300 million (the “$300 Million Facility”). Letters of credit issued under the $300 Million Facility do not decrease availability under the Revolver.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions (the “Bilateral Arrangements”).  The Bilateral Arrangements are not secured under the 2017 Credit Agreement and do not decrease availability under the Revolver.

Letters of credit outstanding (in millions):

	June 30, 2019			December 31, 2018
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
$400 Million Facility	$—	$—	$—	$—	$—	$—
$300 Million Facility	34.7	—	34.7	33.4	—	33.4
Bilateral Arrangements	46.6	10.5	57.1	32.0	10.4	42.4
Total	$81.3	$10.5	$91.8	$65.4	$10.4	$75.8

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

Fair Value of Debt

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of June 30, 2019, as follows (in millions, except for quotes):

	Book Value	Quote	FV
5-5/8% Notes	$600.0	$1.02250	$614
2017 Credit Agreement Original Term Loan (net of discount)	$389.6	$0.99667	$388
2017 Credit Agreement 2019 Term Loan (net of discount)	$198.6	$1.00406	$199

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2019			2018			2019			2018
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$0.1	$0.3	$—	$0.1	$0.4	$—	$0.1	$0.7	$—	$0.2	$0.7	$—
Interest cost	0.4	0.9	0.1	1.1	1.0	—	0.8	1.8	0.1	2.3	1.9	—
Expected return on plan assets	—	(1.2)	—	(1.5)	(1.3)	—	—	(2.4)	—	(3.0)	(2.7)	—
Amortization of actuarial loss	(0.2)	0.4	—	0.9	0.3	—	(0.3)	0.8	—	1.7	0.7	—
Other costs	—	—	—	—	0.2	—	—	—	—	—	0.2	—
Net periodic cost	$0.3	$0.4	$0.1	$0.6	$0.6	$—	$0.6	$0.9	$0.1	$1.2	$0.8	$—

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
Real property leases are used for office, administrative and industrial purposes. The base terms of these leases typically expire over a period of 6 years, with options to renew for an additional 69 months. Most of our renewal options are linked to market conditions and Terex cannot estimate how existing renewal options will affect the monthly payments. Residual value guarantees are not material.
The vehicle leases mainly include cars and trucks. Term length for these leases varies between 1 and 7 years.
Office and industrial equipment leases primarily include machinery used for conducting business at office locations and manufacturing sites worldwide. Term length for these leases vary between 1 and 6 years.

Operating Leases
Operating lease cost consists of the following (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$7.9	$15.7
Variable lease cost	1.9	3.4
Short-term lease cost	1.3	2.7
Total operating lease costs	$11.1	$21.8

Variable lease costs correspond to future period lease payments which are determined at fair market value at determined points in time. Operating lease obligations consist primarily of commitments to rent real properties.
Supplemental balance sheet information related to leases (in millions, except lease term and discount rate):

June 30, 2019
Operating lease right-of-use assets	$121.9

Current maturities of operating leases	$25.7
Non-current operating leases	103.8
Total operating lease liabilities	$129.5

Weighted average discount rate for operating leases	5.64%
Weighted average remaining operating lease term in years	6

Maturities of operating lease liabilities (in millions):

Years Ending December 31,	June 30, 2019
2019	$16.9
2020	29.1
2021	25.9
2022	22.6
2023	19.4
Thereafter	38.7
Total undiscounted operating lease payments	152.6
Less: Imputed interest	(23.1)
Total operating lease liabilities	129.5
Less: Current Maturities of operating lease liabilities	(25.7)
Non-current operating lease liabilities	$103.8

Supplemental cash flow and other information related to operating leases (in millions):

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$19.4
Operating right-of-use assets obtained in exchange for operating lease liabilities	$15.6

Disclosures related to periods prior to adoption of the Lease Standard

Future minimum noncancellable operating lease payments at December 31, 2018 are as follows (in millions):

2019	$30.5
2020	25.8
2021	22.9
2022	18.7
2023	16.4
Thereafter	37.0
Total minimum obligations	$151.3

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

On March 31, 2018, the securities lawsuit was dismissed against all of the named defendants except Mr. Riordan and the Company. In addition, certain claims were also narrowed. However, as all claims against Mr. Riordan were not dismissed, the case continued against both Mr. Riordan and, as a result, the Company as well. While the Company continues to believe that it has acted, and continues to act, in compliance with all applicable laws, on February 13, 2019, the plaintiffs and the Company advised the court that the parties had agreed in principle to a settlement of the securities lawsuit, subject to the court’s approval. The proposed settlement amount would be covered by the Company’s insurance policies and will not have a material effect on the Company’s financial results. On April 15, 2019, the court issued an order preliminarily approving the settlement and notice process. The notice period has now expired and the settlement process continues to move forward.

The stockholder derivative action requires that the plaintiff own shares at the time of the alleged action continuously throughout the pendency of the case. In September of 2018, the plaintiff’s counsel notified the Company that its named plaintiff no longer owned shares of Terex. Plaintiff’s counsel filed a motion to replace the plaintiff in this case with a new plaintiff. The Company filed a motion objecting to the substitution on several grounds as it is the Company’s belief that the proposed substitute plaintiff does not meet the legal requirements to act as plaintiff in this action. To date, the court has not rendered a decision on these motions. While the Company continues to believe that it has acted, and continues to act, in compliance with applicable laws, on April 24, 2019 the plaintiffs and the Company advised the court that the parties have agreed in principle to a settlement of the stockholder derivative lawsuit, subject to the court’s approval, and have submitted settlement papers for the court’s preliminary approval of the proposed settlement and notice process. The proposed settlement amount will not have a material effect on the Company’s consolidated financial statements.

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

Credit Guarantees

Customers of the Company from time to time may fund the acquisition of the Company’s equipment through third-party finance companies.  In certain instances, the Company may provide a credit guarantee to the finance company, by which the Company agrees to make payments to the finance company should the customer default. These may require the Company to: (i) pay-off the customer’s obligations, (ii) assume the customer’s payments or (iii) pay a predetermined percentage of the customer’s outstanding obligation.  The current amount of the maximum potential liability under these credit guarantees cannot be reasonably estimated due to limited availability of the unique facts and circumstances of each arrangement, such as customer delinquency and whether changes have been made to the structure of the contractual obligation between the funder and customer.

For credit guarantees outstanding as of June 30, 2019 and December 31, 2018, the maximum exposure determined at inception was $77.4 million ($20.5 million related to discontinued operations) and $59.2 million ($20.3 million related to discontinued operations), respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

NOTE O – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three and six months ended June 30, 2019 and 2018. All amounts are net of tax (in millions).

	Three Months Ended June 30, 2019					Three Months Ended June 30, 2018
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(227.7)	$(5.5)	$1.6	$(55.5)	$(287.1)	$(113.3)	$0.8	$0.8	$(101.6)	$(213.3)
Other comprehensive income (loss) before reclassifications	(4.0)	0.6	0.5	0.7	(2.2)	(74.5)	(3.8)	(0.1)	4.2	(74.2)
Amounts reclassified from AOCI	—	1.4	—	0.6	2.0	—	(2.2)	—	1.5	(0.7)
Net Other Comprehensive Income (Loss)	(4.0)	2.0	0.5	1.3	(0.2)	(74.5)	(6.0)	(0.1)	5.7	(74.9)
Ending balance	$(231.7)	$(3.5)	$2.1	$(54.2)	$(287.3)	$(187.8)	$(5.2)	$0.7	$(95.9)	$(288.2)

	Six Months Ended June 30, 2019					Six Months Ended June 30, 2018
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(225.6)	$(4.4)	$0.8	$(55.6)	$(284.8)	$(144.7)	$2.1	$4.3	$(101.2)	$(239.5)
Other comprehensive income (loss) before reclassifications	(6.1)	(2.2)	1.3	0.2	(6.8)	(43.1)	(4.7)	(1.0)	2.3	(46.5)
Amounts reclassified from AOCI	—	3.1	—	1.2	4.3	—	(2.6)	—	3.0	0.4
Net Other Comprehensive Income (Loss)	(6.1)	0.9	1.3	1.4	(2.5)	(43.1)	(7.3)	(1.0)	5.3	(46.1)
Other (1)	—	—	—	—	—	—	—	(2.6)	—	(2.6)
Ending balance	$(231.7)	$(3.5)	$2.1	$(54.2)	$(287.3)	$(187.8)	$(5.2)	$0.7	$(95.9)	$(288.2)

(1) Other relates to amounts reclassified from AOCI to Retained Earnings in connection with the adoption of ASU 2016-01 and 2016-16.

Stock-Based Compensation

During the six months ended June 30, 2019, the Company awarded 1.1 million shares of restricted stock to its employees with a weighted average grant date fair value of $34.34 per share.  Approximately 57% of these awards are time-based and vest ratably on each of the first three anniversary dates. Approximately 28% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 15% cliff vest and are based on performance targets containing a market condition determined over a three-year period.

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

Share Repurchases and Dividends

In February 2015, the Company announced authorization by its Board of Directors for the repurchase of up to $200 million of the Company’s outstanding shares of common stock of which approximately $131 million of this authorization was utilized prior to January 1, 2017. In February 2017, the Company announced authorization by its Board of Directors for the repurchase of up to an additional $350 million of the Company’s outstanding shares of common stock. In May 2017, the Company announced the completion of the February 2015 and February 2017 authorizations and the Company’s Board of Directors authorized the repurchase of up to an additional $280 million of the Company’s outstanding shares of common stock. In September 2017, the Company announced the completion of the May 2017 authorization and the Company’s Board of Directors authorized a repurchase of up to an additional $225 million of the Company’s outstanding shares of common stock. In February 2018, the Company announced the completion of the September 2017 authorization and the Company’s Board of Directors authorized the repurchase of up to an additional $325 million of the Company’s outstanding shares of common stock. In July 2018, the Company announced the completion of the February 2018 authorization and the Company’s Board of Directors authorized the repurchase of up to an additional $300 million of the Company’s outstanding shares of common stock. During the six months ended June 30, 2018, the Company repurchased 8.0 million shares for $325 million. A portion of the share repurchases was executed prior to June 30, 2018 but cash settled in July 2018. During the six months ended June 30, 2019, the Company did not repurchase shares under this program leaving $200 million available for repurchase under the July 2018 authorization. In the first and second quarter of 2019, the Company’s Board of Directors declared a dividend of $0.11 per share, which was paid to its shareholders.

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

Working capital is calculated using the Condensed Consolidated Balance Sheet amounts for Trade receivables (net of allowance) plus Inventories (net of allowance), less Trade accounts payable and Customer advances. We view excessive working capital as an inefficient use of resources, and seek to minimize the level of investment without adversely impacting the ongoing operations of the business. Trailing three months annualized net sales is calculated using net sales for the most recent quarter end multiplied by four. The ratio calculated by dividing working capital by trailing three months annualized net sales is a non-GAAP measure that we believe measures our resource use efficiency.

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

Overview

Focus, Simplify and Execute to Win continue as the three pillars of our business strategy. Through the first half of the year we continued to implement these elements of our strategy to improve our operations. We exited the mobile crane product lines manufactured at our Oklahoma City facility and expect the sale of our Demag® mobile crane business to be completed in the third quarter of 2019. These actions have positively impacted Terex by Focusing the portfolio on our high performing businesses best positioned to out-earn their cost of capital over the cycle. We also continue to simplify and optimize our manufacturing footprint. Our new Utilities manufacturing facility in South Dakota remains on schedule and within budget. MP’s capacity expansions in India and Northern Ireland also remain on track. These investments enable simplification and improved manufacturing productivity critical to future success and growth. In addition, we have transitioned to a simpler two segment operating structure that will significantly reduce corporate operating expenses. We continue to invest in our Execute to Win business system, which remains focused on enhancing our capabilities by investing in people, processes and tools in our three priority areas: Commercial Excellence, Parts and Lifecycle Solutions and Strategic Sourcing. In particular, with regard to Strategic Sourcing, we expect savings of approximately $30 million this year.

Operationally, MP continued its excellent performance as it increased sales and expanded operating margin again in the second quarter. AWP experienced headwinds in the quarter that impacted operating margins. The global markets for MP, rough terrain and tower cranes were stable while the global market for AWP is moderating but remains at a healthy level.

Our AWP segment’s second quarter 2019 results included improved net sales that were 5% higher than the prior year period on a foreign exchange neutral basis. Sales in the North American market remained steady with European markets slightly down. Sales in the Asia Pacific region improved by double digits due to market growth and increased product adoption. Although AWP improved revenue, AWP’s operating margin in the quarter was impacted by several factors. The continued strength of the U.S. dollar, particularly against the Euro, represented significant headwinds. The Euro declined 7% versus the U.S. dollar compared to the same quarter last year. A weak Euro impacts AWP’s margins because a large portion of the products sold in Europe is produced in the U.S. and China. Lower factory overhead absorption impacted margins as well, as we reduced production to better align global inventory levels with demand. Finally, product mix affected margins as sales changed to include more lower-margin telehandlers. We expect this product mix trend to continue for the remainder of the year. AWP was able to mitigate some of these effects through price increases. Backlog was stable at approximately $750 million and bookings were similar to the prior year period.

Our MP segment had another excellent quarter with increased sales and expanding operating margin versus the prior year period. These results were driven primarily by continued demand for crushing and screening products, concrete trucks, material handlers and pick and carry cranes, as well as effective price and cost management. Global demand for crushing and screening equipment remains stable with construction activity, aggregate consumption and environmental regulatory change being the main demand drivers. Our pick and carry business continues to execute very well in the Australian market. Backlog was down $52 million, or 13% (10% on a foreign exchange neutral basis), on a year-over-year basis.

Our rough terrain and tower crane businesses, which are now reported in Corporate and Other, generally performed in line with our expectations in the second quarter of 2019.

Through the first half of the year, our largest market remained North America, which represented approximately 58% of our global sales in continuing operations. As compared to the prior year to date period, our sales were up slightly in North America, down modestly in Europe and up by double digits in Asia Pacific and Latin America.

Through the first half of the year we have continued to execute our disciplined capital allocation strategy. In addition to strategic investments in our businesses to drive more efficient manufacturing, such as the construction of our new Utilities manufacturing center in South Dakota and expansion of MP locations in the U.K. and India, we have significantly reduced inventories of finished goods since the end of the last quarter by adjusting production rates down at AWP. We generated $168 million of free cash flow in the quarter, more than double the amount generated in the same period last year, and we continue to expect to meet our free cash flow guidance of approximately $165 million for 2019. Furthermore, we expect to complete the sales of Demag® Mobile Cranes and our shares of ASV in the third quarter of 2019, realizing approximately $150 million of additional cash for Terex.

We believe our liquidity continues to be sufficient to meet our business plans. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

Based on our performance through the first half of the year, and changes to the outlook in AWP for the remainder of 2019, including lower than previously expected sales growth and reduced production volume, continued strength of the dollar, and product mix, we expect full year earnings per share to be between $3.40 to $3.80, excluding restructuring, transformation investments, and other unusual items, on net sales of approximately $4.6 billion.

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

Terex management and Board of Directors use ROIC as one measure to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Terex Corporation stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at June 30, 2019 was 20.6%.

Amounts described below are reported in millions of U.S. dollars, except for the annualized effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Jun'19	Mar '19	Dec '18	Sep '18	Jun'18
Annualized effective tax rate, as adjusted	21.0%	21.0%	16.0%	16.0%
Income (loss) from operations as adjusted	$127.9	$104.8	$85.4	$113.5
Multiplied by: 1 minus annualized effective tax rate	79.0%	79.0%	84.0%	84.0%
Adjusted net operating income (loss) after tax	$101.0	$82.8	$71.7	$95.3
Debt as adjusted	$1,351.9	$1,477.8	$1,219.4	$1,133.4	$1,094.2
Less: Cash and cash equivalents as adjusted	(394.6)	(330.2)	(372.1)	(329.5)	(377.1)
Debt less Cash and cash equivalents as adjusted	957.3	1,147.6	847.3	803.9	717.1
Total Terex Corporation stockholders’ equity as adjusted	867.7	759.3	774.0	846.6	802.4
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$1,825.0	$1,906.9	$1,621.3	$1,650.5	$1,519.5

June 30, 2019 ROIC	20.6%
NOPAT as adjusted (last 4 quarters)	$350.8
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$1,704.6

	Three months ended 6/30/19	Three months ended 3/31/19	Three months ended 12/31/18	Three months ended 9/30/18
Reconciliation of income (loss) from operations:
Income (loss) from operations, as reported	$126.0	$99.7	$81.6	$104.2
Adjustments:
Deal related	(7.0)	0.2	—	—
Restructuring and related	8.7	1.7	—	1.5
Transformation	4.0	4.1	4.7	8.7
Other	—	—	(0.7)	—
(Income) loss from TFS	(3.8)	(0.9)	(0.2)	(0.9)
Income (loss) from operations as adjusted	$127.9	$104.8	$85.4	$113.5

	As of 6/30/19	As of 3/31/19	As of 12/31/18	As of 9/30/18	As of 6/30/18
Reconciliation of Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$367.5	$304.6	$339.5	$297.0	$313.9
Cash and cash equivalents - assets held for sale	27.1	25.6	32.6	32.5	63.2
Cash and cash equivalents, as adjusted	$394.6	$330.2	$372.1	$329.5	$377.1

Reconciliation of Debt:
Debt - continuing operations	$1,347.7	$1,473.4	$1,214.7	$1,128.5	$1,089.0
Debt - liabilities held for sale	4.2	4.4	4.7	4.9	5.2
Debt, as adjusted	$1,351.9	$1,477.8	$1,219.4	$1,133.4	$1,094.2

Reconciliation of Terex Corporation stockholders’ equity:
Terex Corporation stockholders’ equity as reported	$860.1	$781.8	$860.5	$974.1	$947.6
TFS Assets	(180.2)	(204.6)	(185.1)	(149.0)	(154.0)
Effects of adjustments, net of tax:
Deal related	70.9	77.8	—	—	—
Restructuring and related	25.8	16.7	14.2	7.4	5.2
Transformation	32.8	28.6	24.1	15.0	6.6
Pension annuitization	56.3	56.3	56.3	—	—
Other	8.4	6.1	6.7	1.6	(1.3)
(Income) loss from TFS	(6.4)	(3.4)	(2.7)	(2.5)	(1.7)
Terex Corporation stockholders’ equity as adjusted	$867.7	$759.3	$774.0	$846.6	$802.4

Six Months Ended June 30, 2019	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$177.1	$(38.3)	21.6%
Effect of adjustments:
Deal related	(6.8)	0.3
Restructuring and related	10.4	(2.3)
Transformation	8.1	(1.4)
Tax related	—	2.1
As adjusted	$188.8	$(39.6)	21.0%

Year Ended December 31, 2018	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$287.1	$(45.4)	15.8%
Effect of adjustments:
Restructuring and related	4.5	(1.1)
Transformation	26.4	(4.8)
Extinguishment of debt	0.7	(0.1)
Pension Annuitization	50.5	(18.3)
Other	1.0	0.7
Tax related	—	9.8
As adjusted	$370.2	$(59.2)	16.0%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

Consolidated

	Three Months Ended June 30,
	2019		2018
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,306.9	—	$1,253.0	—	4.3%
Gross profit	$271.8	20.8%	$278.6	22.2%	(2.4)%
SG&A	$145.8	11.2%	$146.2	11.7%	(0.3)%
Income (loss) from operations	$126.0	9.6%	$132.4	10.6%	(4.8)%

Net sales for the three months ended June 30, 2019 increased $53.9 million when compared to the same period in 2018.  The increase in net sales was primarily due to higher global demand for equipment in our MP segment and higher demand in Asia-Pacific in our AWP segment. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately $33 million.

Gross profit for the three months ended June 30, 2019 decreased $6.8 million when compared to the same period in 2018. The decrease was primarily due to the negative impact of foreign exchange rate changes of approximately $27 million across all segments and lower factory overhead absorption and higher material costs in our AWP segment. The decrease was partially offset by higher sales and production volume of approximately $20 million in our MP segment and price increases in our AWP segment.

SG&A costs for the three months ended June 30, 2019 decreased $0.4 million when compared to the same period in 2018.  The decrease was primarily due to the sale of an equity investment during the quarter, partially offset by increased selling costs.

Income from operations for the three months ended June 30, 2019 decreased $6.4 million when compared to the same period in 2018.  The decrease was primarily due to the negative effects of foreign exchange rate changes in all segments and lower factory overhead absorption and increased material costs in our AWP segment, partially offset by higher sales and production volume in our MP segment and price increases in our AWP segment.

Aerial Work Platforms

	Three Months Ended June 30,
	2019		2018
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$870.4	—	$852.3	—	2.1%
Income from operations	$86.3	9.9%	$111.6	13.1%	(22.7)%

Net sales for the AWP segment for the three months ended June 30, 2019 increased $18.1 million when compared to the same period in 2018 primarily due to higher demand for aerial work platforms in Asia-Pacific and increased telehandlers and utility equipment sales in North America, partially offset by lower sales of aerial work platforms in North America. Net sales were negatively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $14 million.

Income from operations for the three months ended June 30, 2019 decreased $25.3 million when compared to the same period in 2018.  The decrease was primarily due to the negative effects of foreign exchange rate changes, lower factory overhead absorption from a decrease in overall production volume from previous production ramp-up and increased material costs, partially offset by price increases.

Materials Processing

	Three Months Ended June 30,
	2019		2018
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$365.2	—	$335.2	—	8.9%
Income from operations	$56.3	15.4%	$44.3	13.2%	27.1%

Net sales for the MP segment for the three months ended June 30, 2019 increased $30.0 million when compared to the same period in 2018 primarily due to higher demand for mobile crushing and screening equipment and material handlers globally. Net sales were negatively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $15 million.

Income from operations for the three months ended June 30, 2019 increased $12.0 million when compared to the same period in 2018 primarily due to increased sales and production volume, partially offset by the negative effects of foreign exchange rate changes.

Corporate and Other / Eliminations

	Three Months Ended June 30,
	2019		2018
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$71.3	—	$65.5	—	8.9%
Loss from operations	$(16.6)	*	$(23.5)	*	29.4%
* - Not a meaningful percentage

Net sales include rough terrain and tower cranes sales, on-book financing activities of TFS and elimination of intercompany sales activity among segments. The net sales increase is primarily attributable to lower intercompany sales eliminations, partially offset by the negative effect of foreign exchange rate changes on rough terrain and tower cranes sales.

Loss from operations for the three months ended June 30, 2019 decreased $6.9 million when compared to the same period in 2018. The decrease in operating loss is primarily due to a gain on the sale of an equity investment in 2019.

Interest Expense, Net of Interest Income

During the three months ended June 30, 2019, our interest expense, net of interest income, was $22.8 million, or $6.6 million higher than the same period in the prior year due to an increase in average borrowings at higher rates and lower interest income due to lower cash balances.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended June 30, 2019 was expense of $1.3 million, or a $0.3 million decrease, when compared to the same period in the prior year.

Income Taxes

During the three months ended June 30, 2019, we recognized income tax expense of $20.3 million on income of $101.9 million, an effective tax rate of 19.9%, as compared to income tax expense of $30.4 million on income of $114.6 million, an effective tax rate of 26.5%, for the three months ended June 30, 2018.  The lower effective tax rate for the three months ended June 30, 2019 is primarily due to less favorable jurisdictional mix and the impact of H.R. 1 “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (“2017 Federal Tax Act”) in the three months ended June 30, 2018, when compared to the three months ended June 30, 2019.

Income (Loss) from Discontinued Operations

Loss from discontinued operations - net of tax for the three months ended June 30, 2019 was $17.3 million compared to loss from discontinued operations - net of tax of $28.3 million for the same period in the prior year, a reduction of $11.0 million. The reduced loss was primarily from improved gross margin in the current year and a reduction of $4 million ($4 million after-tax) to write-down the Mobile Cranes disposal group to fair value, less costs to sell.

Gain (Loss) on Disposition of Discontinued Operations

During the three months ended June 30, 2019, we recognized a gain on disposition of discontinued operations - net of tax of $10.8 million, primarily related to the sale of our boom truck, truck crane and crossover product lines and related inventory previously manufactured in our Oklahoma City facility and included in our Cranes segment. During the three months ended June 30, 2018, we recognized a gain on disposition of discontinued operations - net of tax of $1.9 million primarily related to the previous sale of our Truck business.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

Consolidated

	Six Months Ended June 30,
	2019		2018
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,443.5	—	$2,369.6	—	3.1%
Gross profit	$509.6	20.9%	$507.2	21.4%	0.5%
SG&A	$283.9	11.6%	$280.5	11.8%	1.2%
Income (loss) from operations	$225.7	9.2%	$226.7	9.6%	(0.4)%

Net sales for the six months ended June 30, 2019 increased $73.9 million when compared to the same period in 2018.  The increase in net sales was primarily due to higher global demand for equipment in our MP segment and higher demand in Asia-Pacific in our AWP segment, partially offset by lower North American sales in AWP. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately $71 million.

Gross profit for the six months ended June 30, 2019 increased $2.4 million when compared to the same period in 2018. The increase was primarily due to higher sales and production volume of approximately $40 million in our MP segment and price increases and favorable product mix in our AWP segment, partially offset by the negative impact of foreign exchange rate changes of approximately $61 million across all segments and lower factory overhead absorption and higher material costs in our AWP segment.

SG&A costs for the six months ended June 30, 2019 increased $3.4 million when compared to the same period in 2018.  The increase was primarily due to increased selling costs and a specific loss allowance on a finance receivable, partially offset by the sale of an equity investment.

Income from operations for the six months ended June 30, 2019 decreased $1.0 million when compared to the same period in 2018.  The decrease was primarily due to the negative effects of foreign exchange rate changes in all segments and lower factory overhead absorption and increased material costs in our AWP segment, partially offset by higher sales and production volume in our MP segment and price increases and favorable product mix in our AWP segment.

Aerial Work Platforms

	Six Months Ended June 30,
	2019		2018
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,598.3	—	$1,589.8	—	0.5%
Income from operations	$145.9	9.1%	$181.8	11.4%	(19.7)%

Net sales for the AWP segment for the six months ended June 30, 2019 increased $8.5 million when compared to the same period in 2018 primarily due to higher demand for aerial work platforms in Asia-Pacific and increased telehandlers and utility equipment sales in North America, partially offset by lower sales of aerial work platforms in North America. Net sales were negatively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $32 million.

Income from operations for the six months ended June 30, 2019 decreased $35.9 million when compared to the same period in 2018.  The decrease was primarily due to the negative effects of foreign exchange rate changes, lower factory overhead absorption from a decrease in overall production volume from previous production ramp-up and increased material costs, partially offset by price increases and favorable product mix.

Materials Processing

	Six Months Ended June 30,
	2019		2018
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$711.4	—	$651.1	—	9.3%
Income from operations	$105.5	14.8%	$84.2	12.9%	25.3%

Net sales for the MP segment for the six months ended June 30, 2019 increased $60.3 million when compared to the same period in 2018 primarily due to higher demand for material handlers globally, mobile crushing and screening equipment in Western Europe and pick and carry equipment in Asia-Pacific. Net sales were negatively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $32 million.

Income from operations for the six months ended June 30, 2019 increased $21.3 million when compared to the same period in 2018 primarily due to increased sales and production volume, partially offset by the negative effects of foreign exchange rate changes.

Corporate and Other / Eliminations

	Six Months Ended June 30,
	2019		2018
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$133.8	—	$128.7	—	4.0%
Loss from operations	$(25.7)	*	$(39.3)	*	34.6%
* - Not a meaningful percentage

Net sales include rough terrain and tower cranes sales, on-book financing activities of TFS and elimination of intercompany sales activity among segments. The net sales increase is primarily attributable to a customer advance forfeiture and lower intercompany sales eliminations, partially offset by negative effect of foreign exchange rate changes on rough terrain and tower cranes sales.

Loss from operations for the six months ended June 30, 2019 decreased $13.6 million when compared to the same period in 2018. The decrease in operating loss is primarily due to lower general and administrative expenses, the sale of an equity investment and a customer advance forfeiture, partially offset by a specific loss allowance on a finance receivable and the negative effects of exchange rate changes.

Interest Expense, Net of Interest Income

During the six months ended June 30, 2019, our interest expense, net of interest income, was $44.1 million, or $15.3 million higher than the same period in the prior year due to an increase in average borrowings at higher rates and lower interest income due to lower cash balances.

Other Income (Expense) – Net

Other income (expense) – net for the six months ended June 30, 2019 was expense of $4.5 million, or a $4.1 million increase, when compared to the same period in the prior year. The increased expense was due primarily to investment gains recorded in the prior year that did not repeat.

Income Taxes

During the six months ended June 30, 2019, we recognized income tax expense of $38.3 million on income of $177.1 million, an effective tax rate of 21.6%, as compared to income tax expense of $44.6 million on income of $197.5 million, an effective tax rate of 22.6%, for the six months ended June 30, 2018.  The lower effective tax rate for the six months ended June 30, 2019 is primarily due to less favorable jurisdictional mix and the impact of the 2017 Federal Tax Act, partially offset by higher stock compensation deductions in the six months ended June 30, 2018, when compared to the six months ended June 30, 2019.

Income (Loss) from Discontinued Operations

Loss from discontinued operations - net of tax for the six months ended June 30, 2019 was $141.7 million compared to loss from discontinued operations - net of tax of $49.4 million for the same period in the prior year. The loss in the current period was primarily from recognition of a pre-tax charge of approximately $82 million ($82 million after-tax) to write-down the Mobile Cranes disposal group to fair value, less costs to sell.

Gain (Loss) on Disposition of Discontinued Operations

During the six months ended June 30, 2019, we recognized a gain on disposition of discontinued operations - net of tax of $11.4 million, primarily related to the sale of our boom truck, truck crane and crossover product lines and related inventory previously manufactured in our Oklahoma City facility and included in our Cranes segment. During the six months ended June 30, 2018, we recognized a gain on disposition of discontinued operations - net of tax of $4.6 million primarily related to the previous sale of our Truck and Atlas businesses.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business.  At June 30, 2019, we had cash and cash equivalents of $394.6 million and undrawn availability under our revolving line of credit of $425.5 million, giving us total liquidity of approximately $820 million. During the six months ended June 30, 2019, our liquidity increased by approximately $85 million from December 31, 2018 primarily due to increased availability under our revolving line of credit, in part due to cash provided by an additional debt issuance, partially offset by cash used in our operations.

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

We had free cash flow of $168.4 million and negative free cash flow of $88.3 million for the three and six months ended June 30, 2019, respectively. We continue to expect to generate approximately $165 million of free cash flow in 2019.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

	Three Months Ended 6/30/2019	Six Months Ended 6/30/2019
Net cash provided by (used in) operating activities	$217.1	$(48.3)
Increase (decrease) in TFS assets	(24.4)	(4.9)
Capital expenditures	(24.3)	(35.1)
Free cash flow	$168.4	$(88.3)

Our main sources of funding are cash generated from operations, including cash generated from the sale of receivables, loans from our bank credit facilities and funds raised in capital markets.  Pursuant to terms of our trade accounts receivable factoring arrangements, during the six months ended June 30, 2019, we sold, without recourse, approximately $618 million of trade accounts receivable to enhance liquidity. During the six months ended June 30, 2019, we also sold approximately $119 million of sales-type leases and commercial loans.

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

Working capital as a percent of trailing three month annualized net sales was 16.6% at June 30, 2019.

The following tables show the calculation of our working capital in continuing operations and trailing three months annualized sales as of June 30, 2019 (in millions):

Three Months Ended 6/30/2019
Net Sales	$1,306.9
x	4
Trailing Three Month Annualized Net Sales	$5,227.6

As of 6/30/19
Inventories	$863.1
Trade Receivables	643.8
Trade Accounts Payable	(608.3)
Customer Advances	(29.1)
Working Capital	$869.5

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

Borrowings under the 2017 Credit Agreement at June 30, 2019 were $588.2 million, net of discount, on our Term Loans and $174.5 million on our revolving line of credit. At June 30, 2019, the weighted average interest rate was 4.60% on the Term Loans and was 5.13% on the revolving line of credit under the 2017 Credit Agreement.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

Our investment in TFS financial services assets was approximately $180 million, net at June 30, 2019. We remain focused on expanding financing solutions in key markets like the U.S., Europe and China. We also anticipate using TFS to drive incremental sales by increasing direct customer financing through TFS in certain instances.

In July 2018, the Company announced the completion of the February 2018 authorization and the Company’s Board of Directors authorized the repurchase of up to an additional $300 million of the Company’s outstanding shares of common stock. During the six months ended June 30, 2019, we did not repurchase shares under the July 2018 authorization leaving $200 million available for repurchase under this program. In the first and second quarter of 2019, our Board of Directors declared a dividend of $0.11 per share, which was paid to our shareholders. See Note O – “Stockholders’ Equity” in the Notes to the Condensed Consolidated Financial Statements for further information regarding the authorization of share repurchase programs, our repurchases of outstanding shares of common stock and the declaration and payment of dividends to our shareholders.

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

Cash Flows

Cash used in operations for the six months ended June 30, 2019 totaled $48.3 million, compared to cash provided by operations of $35.6 million for the six months ended June 30, 2018.  The increase in cash used in operations was primarily driven by cash used in working capital.

Cash used in investing activities for the six months ended June 30, 2019 was $25.2 million, compared to $33.7 million of cash used in investing activities for the six months ended June 30, 2018. The decrease in cash used in investing activities was primarily due to lower capital expenditures in the current year, partially offset by cash received from the sale of an investment in the prior year.

Cash provided by financing activities was $97.9 million for the six months ended June 30, 2019, compared to $244.4 million of cash used in financing activities for the six months ended June 30, 2018. Cash provided by financing activities in the current year was due primarily to $200 million provided by the 2019 Term Loan. Cash used in the prior year was primarily due to share repurchases made during the period.

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

At June 30, 2019, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the six months ended June 30, 2019 would have had approximately a $17 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At June 30, 2019, approximately 56% of our debt was floating rate debt and the weighted average interest rate for all debt was 5.06%.

At June 30, 2019, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings effect on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at June 30, 2019 would have increased interest expense by $1.8 million for the six months ended June 30, 2019.

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

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Increases in the cost of these materials and components may affect our financial performance. If we are not able to recover increased raw material or component costs from our customers, our margins could be adversely affected. During the first six months of 2019, overall material input costs were generally stable at the higher levels incurred in the second half of 2018. Market prices for most raw steel products have declined since 2018 and should translate into lower material input costs in certain products in the second half of 2019.  The Section 301 tariffs on certain Chinese origin goods continue to put inflationary pressure on input costs.  We are utilizing exclusions and the duty drawback mechanism to offset some of the impact of these tariffs; however, the indirect impact of the inflationary pressure on costs throughout the supply chain is leading to higher input costs. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. For more information on commodities risk, see Part II Item 1A. Risk Factors.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the quarterly period ended June 30, 2019 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, other than the risk factors presented below which update and replace the similarly named risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended June 30, 2019 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
April 1, 2019 - April 30, 2019	25,259	$33.44	—	$200,000
May 1, 2019 - May 31, 2019	37,433	$28.80	—	$200,000
June 1, 2019 - June 30, 2019	5,154	$28.81	—	$200,000
Total	67,846	$30.53	—	$200,000

(1)	Amount includes shares of common stock purchased to satisfy requirements under the Company’s deferred compensation obligations to employees.

(2)	In July 2018, our Board of Directors authorized and the Company publicly announced the repurchase of up to an additional $300 million of the Company’s outstanding common shares.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits set forth below are filed as part of this Form 10-Q.

Exhibit No.	Exhibit
10.1
Amended and Restated Letter Agreement among Marcato Capital Management LP, Marcato International Master Fund, Ltd., Matthew Hepler and Terex Corporation, dated June 12, 2019 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated June 13, 2019 and filed with the Commission on June 13, 2019).

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

TEREX CORPORATION
(Registrant)

Date:	July 30, 2019	/s/ John D. Sheehan
John D. Sheehan
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	July 30, 2019	/s/ Mark I. Clair
Mark I. Clair
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)