Form 10-Q
period 2019-09-30
TEREX CORP
filed 2019-10-31
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
Yes ☐ No ☒

Number of outstanding shares of common stock: 71.3 million as of October 28, 2019.

The Exhibit Index begins on page 56.

GENERAL

Unless specifically noted otherwise, this Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of September 30, 2019 and excludes discontinued operations. Discontinued operations primary relate to the Demag® mobile cranes business and mobile crane product lines manufactured in our Oklahoma City facility. See Note D - “Discontinued Operations and Assets and Liabilities Held for Sale” for further information. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
For the Quarterly Period Ended September 30, 2019

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$1,024.6	$1,098.8	$3,468.1	$3,468.4
Cost of goods sold	(815.0)	(858.7)	(2,748.9)	(2,721.1)
Gross profit	209.6	240.1	719.2	747.3
Selling, general and administrative expenses	(123.2)	(135.9)	(407.1)	(416.4)
Income (loss) from operations	86.4	104.2	312.1	330.9
Other income (expense)
Interest income	1.9	1.7	5.4	7.0
Interest expense	(22.0)	(18.4)	(69.6)	(52.5)
Other income (expense) – net	1.6	(3.7)	(2.9)	(4.1)
Income (loss) from continuing operations before income taxes	67.9	83.8	245.0	281.3
(Provision for) benefit from income taxes	(15.5)	(14.6)	(53.8)	(59.2)
Income (loss) from continuing operations	52.4	69.2	191.2	222.1
Income (loss) from discontinued operations – net of tax	(10.1)	(30.8)	(151.8)	(80.2)
Gain (loss) on disposition of discontinued operations – net of tax	(20.9)	0.2	(9.5)	4.8
Net income (loss)	$21.4	$38.6	$29.9	$146.7

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.73	$0.94	$2.69	$2.91
Income (loss) from discontinued operations – net of tax	(0.14)	(0.42)	(2.14)	(1.05)
Gain (loss) on disposition of discontinued operations – net of tax	(0.29)	—	(0.13)	0.06
Net income (loss)	$0.30	$0.52	$0.42	$1.92
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.73	$0.92	$2.66	$2.85
Income (loss) from discontinued operations – net of tax	(0.14)	(0.41)	(2.11)	(1.03)
Gain (loss) on disposition of discontinued operations – net of tax	(0.29)	—	(0.13)	0.06
Net income (loss)	$0.30	$0.51	$0.42	$1.88
Weighted average number of shares outstanding in per share calculation
Basic	71.3	73.7	71.0	76.3
Diluted	71.8	75.1	71.8	77.9

Comprehensive income (loss)	$8.4	$22.5	$14.4	$81.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$470.6	$339.5
Trade receivables (net of allowance of $11.6 and $9.1 at September 30, 2019 and December 31, 2018, respectively)	491.7	535.0
Inventories	858.0	918.9
Prepaid and other current assets	198.4	170.1
Current assets held for sale	16.2	459.5
Total current assets	2,034.9	2,423.0
Non-current assets
Property, plant and equipment – net	359.4	317.3
Operating lease right-of-use assets	119.3	—
Goodwill	259.7	265.2
Intangible assets – net	10.0	11.4
Other assets	374.6	400.6
Non-current assets held for sale	2.8	68.4
Total assets	$3,160.7	$3,485.9

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$9.0	$4.1
Trade accounts payable	558.6	687.2
Accrued compensation and benefits	98.9	123.1
Current maturities of operating leases	24.9	—
Other current liabilities	222.9	220.8
Current liabilities held for sale	8.0	179.5
Total current liabilities	922.3	1,214.7
Non-current liabilities
Long-term debt, less current portion	1,166.6	1,210.6
Non-current operating leases	102.2	—
Retirement plans	65.1	69.0
Other non-current liabilities	36.4	44.1
Non-current liabilities held for sale	1.8	86.5
Total liabilities	2,294.4	2,624.9
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 82.2 and 81.3 shares at September 30, 2019 and December 31, 2018, respectively	0.8	0.8
Additional paid-in capital	812.6	797.3
Retained earnings	754.9	749.0
Accumulated other comprehensive income (loss)	(300.3)	(284.8)
Less cost of shares of common stock in treasury – 11.6 and 11.7 shares at September 30, 2019 and December 31, 2018, respectively	(401.7)	(401.8)
Total Terex Corporation stockholders’ equity	866.3	860.5
Noncontrolling interest	—	0.5
Total stockholders’ equity	866.3	861.0
Total liabilities and stockholders’ equity	$3,160.7	$3,485.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Non-controlling Interest	Total
Balance at December 31, 2018	69.6	$0.8	$797.3	$749.0	$(284.8)	$(401.8)	$0.5	$861.0
Net income (loss)	—	—	—	(66.6)	—	—	—	(66.6)
Other comprehensive income (loss) – net of tax	—	—	—	—	(2.3)	—	—	(2.3)
Issuance of common stock	0.7	—	21.4	—	—	—	—	21.4
Compensation under stock-based plans – net	0.1	—	(24.7)	—	—	1.7	—	(23.0)
Dividends	—	—	0.1	(8.0)	—	—	—	(7.9)
Acquisition of treasury stock	—	—	—	—	—	(0.3)	—	(0.3)
Balance at March 31, 2019	70.4	$0.8	$794.1	$674.4	$(287.1)	$(400.4)	$0.5	$782.3
Net income (loss)	—	—	—	75.1	—	—	—	75.1
Other comprehensive income (loss) – net of tax	—	—	—	—	(0.2)	—	—	(0.2)
Issuance of common stock	—	—	1.5	—	—	—	—	1.5
Compensation under stock-based plans – net	—	—	11.7	—	—	0.1	—	11.8
Dividends	—	—	0.2	(8.0)	—	—	—	(7.8)
Acquisition of treasury stock	—	—	—	—	—	(2.1)	—	(2.1)
Balance at June 30, 2019	70.4	$0.8	$807.5	$741.5	$(287.3)	$(402.4)	$0.5	$860.6
Net income (loss)	—	—	—	21.4	—	—	—	21.4
Other comprehensive income (loss) – net of tax	—	—	—	—	(13.0)	—	—	(13.0)
Issuance of common stock	0.2	—	4.2	—	—	—	—	4.2
Compensation under stock-based plans – net	—	—	0.7	—	—	1.0	—	1.7
Dividends	—	—	0.2	(8.0)	—	—	—	(7.8)
Acquisition of treasury stock	—	—	—	—	—	(0.3)	—	(0.3)
Divestiture	—	—	—	—	—	—	(0.5)	(0.5)
Balance at September 30, 2019	70.6	$0.8	$812.6	$754.9	$(300.3)	$(401.7)	$—	$866.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Non-controlling Interest	Total
Balance at December 31, 2017	80.2	$1.3	$1,322.0	$1,995.9	$(239.5)	$(1,857.7)	$0.5	$1,222.5
Net income (loss)	—	—	—	50.3	—	—	—	50.3
Other comprehensive income (loss) – net of tax	—	—	—	—	28.8	—	—	28.8
Issuance of common stock	0.8	—	15.9	—	—	—	—	15.9
Compensation under stock-based plans – net	0.1	—	(23.0)	—	—	1.7	—	(21.3)
Dividends	—	—	0.2	(8.0)	—	—	—	(7.8)
Acquisition of treasury stock	(5.1)	—	—	—	—	(209.5)	—	(209.5)
Other	—	—	—	2.6	(2.6)	—	—	—
Balance at March 31, 2018	76.0	$1.3	$1,315.1	$2,040.8	$(213.3)	$(2,065.5)	$0.5	$1,078.9
Net income (loss)	—	—	—	57.8	—	—	—	57.8
Other comprehensive income (loss) – net of tax	—	—	—	—	(74.9)	—	—	(74.9)
Issuance of common stock	—	—	0.3	—	—	—	—	0.3
Compensation under stock-based plans – net	—	—	11.2	—	—	0.1	—	11.3
Dividends	—	—	0.2	(7.7)	—	—	—	(7.5)
Acquisition of treasury stock	(2.9)	—	—	—	—	(117.8)	—	(117.8)
Balance at June 30, 2018	73.1	$1.3	$1,326.8	$2,090.9	$(288.2)	$(2,183.2)	$0.5	$948.1
Net income (loss)	—	—	—	38.6	—	—	—	38.6
Other comprehensive income (loss) – net of tax	—	—	—	—	(16.1)	—	0.1	(16.0)
Issuance of common stock	—	—	0.7	—	—	—	—	0.7
Compensation under stock-based plans – net	—	—	10.9	—	—	—	—	10.9
Dividends	—	—	0.3	(7.6)	—	—	—	(7.3)
Acquisition of treasury stock	(0.1)	—	—	—	—	(0.3)	—	(0.3)
Balance at September 30, 2018	73.0	$1.3	$1,338.7	$2,121.9	$(304.3)	$(2,183.5)	$0.6	$974.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income (loss)	$29.9	$146.7
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	38.6	45.4
(Gain) loss on disposition of discontinued operations	9.5	(4.8)
Deferred taxes	(9.6)	6.8
Impairments	82.2	3.5
(Gain) loss on sale of assets	(8.2)	(1.8)
Stock-based compensation expense	31.5	28.1
Inventory and other non-cash charges	44.0	19.9
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	67.0	(121.2)
Inventories	(11.1)	(174.6)
Trade accounts payable	(151.5)	74.8
Other assets and liabilities	(46.8)	(34.2)
Foreign exchange and other operating activities, net	2.9	(8.2)
Net cash provided by (used in) operating activities	78.4	(19.6)
Investing Activities
Capital expenditures	(75.4)	(63.2)
Proceeds from disposition of investments	—	19.8
Proceeds (payments) from disposition of discontinued operations	172.4	3.0
Proceeds from sale of assets	31.5	1.3
Other investing activities, net	—	(6.9)
Net cash provided by (used in) investing activities	128.5	(46.0)
Financing Activities
Repayments of debt	(1,548.2)	(717.8)
Proceeds from issuance of debt	1,508.8	864.6
Share repurchases	(2.4)	(327.3)
Dividends paid	(23.5)	(22.6)
Other financing activities, net	(20.2)	(15.3)
Net cash provided by (used in) financing activities	(85.5)	(218.4)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(18.0)	(16.6)
Net Increase (Decrease) in Cash and Cash Equivalents	103.4	(300.6)
Cash and Cash Equivalents at Beginning of Period	372.1	630.1
Cash and Cash Equivalents at End of Period	$475.5	$329.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2018 has been derived from audited consolidated financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for year ended December 31, 2018.

The Condensed Consolidated Financial Statements include accounts of Terex Corporation, its majority-owned subsidiaries and other controlled subsidiaries (“Terex” or the “Company”).  The Company consolidates all majority-owned and controlled subsidiaries, applies equity method of accounting for investments in which the Company is able to exercise significant influence and applies the cost method for all other investments.  All intercompany balances, transactions and profits have been eliminated.

As further described in Note D - “Discontinued Operations and Assets and Liabilities Held for Sale”, on July 31, 2019, the Company completed the previously announced disposition of its Demag® mobile cranes business (“Demag”) to Tadano Ltd. and certain of its subsidiaries (“Tadano”). During 2019, the Company also exited the North American mobile crane product lines manufactured in its Oklahoma City facility. As a result, the Company reported these operations, formerly part of the Cranes segment, in discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (Loss) for all periods presented, and in assets and liabilities held for sale in the Condensed Consolidated Balance Sheet at September 30, 2019 and December 31, 2018. Other operations formerly part of the Cranes segment were reorganized to align with the Company’s new management and reporting structure. The utilities business has been consolidated within Aerial Work Platforms (“AWP”), the pick and carry cranes business has been consolidated within Materials Processing (“MP”) and the rough terrain and tower cranes businesses have been consolidated within Corporate and Other. The Company now manages and reports its business in the following segments: (i) AWP and (ii) MP. Prior period amounts have been reclassified to conform with the 2019 presentation. See Note B - “Business Segment Information” and Note D - “Discontinued Operations and Assets and Liabilities Held for Sale” for further information.

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019.

Cash and cash equivalents at September 30, 2019 and December 31, 2018 include $4.1 million and $12.6 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

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

Accounting Standards to be Implemented

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”). ASU 2016-13 sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. The guidance in this standard replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. Subsequently, the FASB issued the following standards related to ASU 2016-13: ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” and ASU 2019-05, “Financial Instruments-Credit Losses (Topic 326) Targeted Transition Relief,” which provided additional guidance and clarity to ASU 2016-13 (collectively, the “Credit Loss Standard”). The effective date will be the first quarter of fiscal year 2020 and early adoption is permitted. The Credit Loss Standard will be applied using a modified retrospective approach. During the third quarter of 2019, the Company substantially completed its evaluation of the impact of the Credit Loss Standard and does not expect adoption to have a material effect on the Company’s consolidated financial statements. The Company continues to assess changes to its business processes, internal controls and policies.

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans,” (“ASU 2018-14”). ASU 2018-14 adds, removes and clarifies disclosure requirements related to defined benefit pension plans and other postretirement plans. The guidance is effective for our fiscal year ending December 31, 2020 and early adoption is permitted. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

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

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2018	$39.8
Accruals for warranties issued during the period	32.0
Changes in estimates	4.7
Settlements during the period	(34.8)
Foreign exchange effect/other	1.5
Balance as of September 30, 2019	$43.2

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
The Company determines if an arrangement contains a lease at contract inception. With the exception of short-term leases (leases with terms less than 12 months), all leases with contractual fixed costs are recorded on the balance sheet on the lease commencement date as an ROU asset and a lease liability. Lease liabilities are initially measured at the present value of the minimum lease payments and subsequently increased to reflect the interest accrued and reduced by the lease payments affected. ROU assets are initially measured at the present value of the minimum lease payments adjusted for any prior lease payments, lease incentives and initial direct costs. The Company does not separate lease and non-lease components of a contract for any class of leases. Certain leases contain escalation, renewal and/or termination options that are factored into the ROU asset as appropriate. Operating leases result in a straight-line rent expense over the life of the lease. For finance leases, ROU assets are amortized on a straight-line basis over the life of the lease and interest accretes to the lease liability which results in a higher interest expense at lease inception that declines over the life of the lease. Variable lease costs are expensed as incurred and are not included in the determination of ROU assets or lease liabilities.
Short-term leases for real property, vehicles and industrial and office equipment are recognized in the income statement on a straight-line basis over the lease term.

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

The Company designs, manufactures, services, refurbishes and markets rough terrain and tower cranes, as well as their related components and replacement parts. Customers use rough terrain cranes to move materials and equipment on rugged or uneven terrain and tower cranes, often in urban areas where space is constrained and in long-term or high-rise building sites, to lift construction material and place the material at point of use. Rough terrain and tower cranes are included in Corporate and Other.

The Company assists customers in their rental, leasing and acquisition of its products through Terex Financial Services (“TFS”). TFS uses its equipment financing experience to provide financing solutions to customers who purchase the Company’s equipment. TFS is included in Corporate and Other.

Corporate and Other also includes eliminations among the two segments, as well as general and corporate items.

Business segment information is presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales
AWP	$628.2	$729.4	$2,226.5	$2,319.2
MP	338.6	313.6	1,050.0	964.7
Corporate and Other / Eliminations	57.8	55.8	191.6	184.5
Total	$1,024.6	$1,098.8	$3,468.1	$3,468.4
Income (loss) from operations
AWP	$45.9	$81.6	$191.8	$263.4
MP	52.4	41.4	157.9	125.6
Corporate and Other / Eliminations	(11.9)	(18.8)	(37.6)	(58.1)
Total	$86.4	$104.2	$312.1	$330.9

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

	September 30, 2019	December 31, 2018
Identifiable assets
AWP	$1,922.7	$1,983.5
MP	1,156.7	1,160.1
Corporate and Other / Eliminations (1)	62.3	(185.6)
Assets held for sale (2)	19.0	527.9
Total	$3,160.7	$3,485.9

(1) Increase due to cash from the sales of Demag and ASV Holdings, Inc. shares and Section 301 tariff receivables.
(2) Decrease in assets from the sale of Demag. See Note D - “Discontinued Operations and Assets and Liabilities Held For Sale”.

Geographic net sales information is presented below (in millions):

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	AWP	MP	Corporate and Other / Eliminations	Total	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$429.3	$134.1	$41.8	$605.2	$504.5	$116.4	$31.3	$652.2
Western Europe	77.4	100.7	18.6	196.7	97.7	97.8	16.0	211.5
Asia-Pacific	78.5	69.5	3.5	151.5	79.9	65.7	7.1	152.7
Rest of World (1)	43.0	34.3	(6.1)	71.2	47.3	33.7	1.4	82.4
Total (2)	$628.2	$338.6	$57.8	$1,024.6	$729.4	$313.6	$55.8	$1,098.8

(1) Includes intercompany sales and eliminations
(2) Total sales include $547.1 million and $606.0 million in 2019 and 2018, respectively, attributable to the United States, the Company’s country of domicile.

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	AWP	MP	Corporate and Other / Eliminations	Total	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$1,466.0	$419.3	$122.9	$2,008.2	$1,547.9	$387.3	$95.8	$2,031.0
Western Europe	369.9	328.6	69.6	768.1	447.8	276.8	58.0	782.6
Asia-Pacific	253.5	208.3	11.1	472.9	205.2	193.2	18.7	417.1
Rest of World (1)	137.1	93.8	(12.0)	218.9	118.3	107.4	12.0	237.7
Total (2)	$2,226.5	$1,050.0	$191.6	$3,468.1	$2,319.2	$964.7	$184.5	$3,468.4

(1) Includes intercompany sales and eliminations.
(2) Total sales include $1,829.5 million and $1,876.0 million in 2019 and 2018, respectively, attributable to the United States, the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

Product type net sales information is presented below (in millions):

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	AWP	MP	Corporate and Other / Eliminations	Total	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$426.0	$—	$0.5	$426.5	$518.8	$—	$0.7	$519.5
Materials Processing Equipment	—	222.7	—	222.7	—	208.4	—	208.4
Specialty Equipment	—	115.4	—	115.4	—	100.8	—	100.8
Other (1)	202.2	0.5	57.3	260.0	210.6	4.4	55.1	270.1
Total	$628.2	$338.6	$57.8	$1,024.6	$729.4	$313.6	$55.8	$1,098.8

(1) Includes other product types, intercompany sales and eliminations.

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	AWP	MP	Corporate and Other / Eliminations	Total	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$1,581.6	$—	$2.2	$1,583.8	$1,713.8	$—	$2.3	$1,716.1
Materials Processing Equipment	—	670.3	—	670.3	—	637.7	—	637.7
Specialty Equipment	—	377.4	—	377.4	—	307.0	—	307.0
Other (1)	644.9	2.3	189.4	836.6	605.4	20.0	182.2	807.6
Total	$2,226.5	$1,050.0	$191.6	$3,468.1	$2,319.2	$964.7	$184.5	$3,468.4

(1) Includes other product types, intercompany sales and eliminations.

NOTE C – INCOME TAXES

During the three months ended September 30, 2019, the Company recognized income tax expense of $15.5 million on income of $67.9 million, an effective tax rate of 22.8%, as compared to income tax expense of $14.6 million on income of $83.8 million, an effective tax rate of 17.4%, for the three months ended September 30, 2018. The higher effective tax rate for the three months ended September 30, 2019 is primarily due to greater tax expense from uncertain tax positions partially offset by favorable jurisdictional mix when compared to the three months ended September 30, 2018.

During the nine months ended September 30, 2019, the Company recognized income tax expense of $53.8 million on income of $245.0 million, an effective tax rate of 22.0%, as compared to income tax expense of $59.2 million on income of $281.3 million, an effective tax rate of 21.0%, for the nine months ended September 30, 2018. The higher effective tax rate for the nine months ended September 30, 2019 is primarily due to greater tax expense from uncertain tax positions partially offset by favorable jurisdictional mix when compared to the nine months ended September 30, 2018.

NOTE D – DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

MOBILE CRANES

On July 31, 2019, the Company completed the previously announced disposition of Demag to Tadano pursuant to the terms of the Asset and Stock Purchase Agreement between the Company and Tadano, dated February 22, 2019. The Company received approximately $215 million of consideration, as adjusted for estimated amounts of cash, debt, working capital and certain other items. The final consideration will be adjusted based on the actual amounts of cash, debt and working capital. Products divested are Demag® all terrain cranes and large lattice boom crawler cranes. During the nine months ended September 30, 2019, the Company recognized a charge of approximately $82 million, net of tax, to write-down Demag to its fair value, less costs to sell. During the three and nine months ended September 30, 2019, the Company recorded a loss on disposition of discontinued operations, net of tax, of $20.9 million.

The Company’s actions to sell Demag and cease manufacturing mobile crane product lines in its Oklahoma City facility represent a significant strategic shift in its business away from mobile cranes as these businesses constituted a significant part of its operations and financial results. The Company believes these actions were necessary as it continues to execute its Focus, Simplify and Execute to Win strategy as further described in Part I, Item 1. “Business” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

In connection with the disposition of Demag, the Company and Tadano entered into certain ancillary agreements, including a Transition Services Agreement (“TSA”), dated as of July 31, 2019, under which the parties will provide one another certain transition services to facilitate the separation of Demag from the Company. Agreements covered under the TSA are generally 12 months or less in duration but certain agreements extend for 36 months. Fees related to these agreements are for reimbursement of services provided.

In addition to selling Demag, the Company sold its boom truck, truck crane and crossover product lines and related inventory previously manufactured in its Oklahoma City facility on April 24, 2019. The Company received notes and receivables totaling $27.7 million and recorded a gain, net of tax, of $12.8 million during the nine months ended September 30, 2019.

Income (loss) from discontinued operations

The following amounts related to discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
Net sales	$67.7	$129.6	$324.8	$423.4
Cost of sales	(67.9)	(136.9)	(330.8)	(427.7)
Selling, general and administrative expenses	(12.0)	(24.9)	(73.6)	(80.0)
Impairment of Mobile Cranes disposal group	—	—	(82.1)	—
Other income (expense)	(0.8)	(0.8)	(4.5)	(2.5)
Income (loss) from discontinued operations before income taxes	(13.0)	(33.0)	(166.2)	(86.8)
(Provision for) benefit from income taxes	2.9	2.2	14.4	6.6
Income (loss) from discontinued operations – net of tax	$(10.1)	$(30.8)	$(151.8)	$(80.2)

Assets and liabilities held for sale

Assets and liabilities held for sale consist of mobile cranes product lines manufactured in Oklahoma City, the Company’s utility hot lines tools business located in South America and Demag, all previously contained in its former Cranes segment. Such assets and liabilities are classified as held for sale upon meeting the requirements of ASC 360 - “Property, Plant and Equipment”, and are recorded at lower of carrying amounts or fair value less costs to sell. Assets are no longer depreciated once classified as held for sale.

The following table provides the amounts of assets and liabilities held for sale in the Condensed Consolidated Balance Sheet (in millions):

	September 30, 2019	December 31, 2018
	Cranes	Cranes
Assets
Cash and cash equivalents	$4.9	$32.6
Trade receivables – net	7.9	126.9
Inventories	7.8	295.5
Prepaid and other current assets	0.2	9.4
Impairment reserve	(4.6)	(4.9)
Current assets held for sale	$16.2	$459.5

Property, plant and equipment – net	$0.5	$28.8
Intangible assets	2.3	4.3
Impairment reserve	(2.7)	(2.9)
Other assets	2.7	38.2
Non-current assets held for sale	$2.8	$68.4

Liabilities
Notes payable and current portion of long-term debt	$—	$0.6
Trade accounts payable	4.8	101.6
Accruals and other current liabilities	3.2	77.3
Current liabilities held for sale	$8.0	$179.5

Long-term debt, less current portion	$—	$4.1
Retirement plans and other non-current liabilities	—	71.8
Non-current liabilities	1.8	10.6
Non-current liabilities held for sale	$1.8	$86.5

The following table provides amounts of cash and cash equivalents presented in the Condensed Consolidated Statement of Cash Flows (in millions):

	September 30, 2019	December 31, 2018
Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$470.6	$339.5
Cash and cash equivalents - held for sale	4.9	32.6
Total cash and cash equivalents	$475.5	$372.1

The following table provides supplemental cash flow information related to discontinued operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
Non-cash operating items:
Depreciation and amortization	$0.1	$3.3	$3.3	$11.1
Impairments	$—	$—	$82.1	$0.9
Deferred taxes	$(7.3)	$(4.1)	$(5.2)	$(3.9)
Investing activities:
Capital expenditures	$(0.7)	$(2.9)	$(3.4)	$(10.3)

Gain (loss) on disposition of discontinued operations - net of tax (in millions):

	Three Months Ended
	September 30,
	2019			2018
	Cranes	Material Handling and Port Solutions	Total	Material Handling and Port Solutions	Other	Atlas	Total
Gain (loss) on disposition of discontinued operations	$(20.8)	$—	$(20.8)	$(0.2)	$—	$—	$(0.2)
(Provision for) benefit from income taxes	(0.1)	—	(0.1)	—	0.4	—	0.4
Gain (loss) on disposition of discontinued operations – net of tax	$(20.9)	$—	$(20.9)	$(0.2)	$0.4	$—	$0.2

	Nine Months Ended
	September 30,
	2019			2018
	Cranes	Material Handling and Port Solutions	Total	Material Handling and Port Solutions	Other	Atlas	Total
Gain (loss) on disposition of discontinued operations	$(7.1)	$(1.3)	$(8.4)	$(0.8)	$—	$3.2	$2.4
(Provision for) benefit from income taxes	(1.0)	(0.1)	(1.1)	0.1	2.8	(0.5)	2.4
Gain (loss) on disposition of discontinued operations – net of tax	$(8.1)	$(1.4)	$(9.5)	$(0.7)	$2.8	$2.7	$4.8

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income (loss) from continuing operations	$52.4	$69.2	$191.2	$222.1
Income (loss) from discontinued operations–net of tax	(10.1)	(30.8)	(151.8)	(80.2)
Gain (loss) on disposition of discontinued operations–net of tax	(20.9)	0.2	(9.5)	4.8
Net income (loss)	$21.4	$38.6	$29.9	$146.7
Basic shares:
Weighted average shares outstanding	71.3	73.7	71.0	76.3
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$0.73	$0.94	$2.69	$2.91
Income (loss) from discontinued operations–net of tax	(0.14)	(0.42)	(2.14)	(1.05)
Gain (loss) on disposition of discontinued operations–net of tax	(0.29)	—	(0.13)	0.06
Net income (loss)	$0.30	$0.52	$0.42	$1.92
Diluted shares:
Weighted average shares outstanding – basic	71.3	73.7	71.0	76.3
Effect of dilutive securities:
Restricted stock awards	0.5	1.4	0.8	1.6
Diluted weighted average shares outstanding	71.8	75.1	71.8	77.9
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$0.73	$0.92	$2.66	$2.85
Income (loss) from discontinued operations–net of tax	(0.14)	(0.41)	(2.11)	(1.03)
Gain (loss) on disposition of discontinued operations–net of tax	(0.29)	—	(0.13)	0.06
Net income (loss)	$0.30	$0.51	$0.42	$1.88

Non-vested restricted stock awards granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average restricted stock awards of approximately 1.3 million and 0.2 million were outstanding during the three months ended September 30, 2019 and 2018, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. Weighted average restricted stock awards of approximately 1.1 million and 0.1 million were outstanding during the nine months ended September 30, 2019 and 2018, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.

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

The Company’s net finance receivable balances include both sales-type leases and commercial loans. Finance receivables that management intends to hold until maturity are stated at their outstanding unpaid principal balances, net of an allowance for loan losses as well as any deferred fees and costs. Finance receivables originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, on an individual asset basis. During the three and nine months ended September 30, 2019, the Company transferred finance receivables of $60.8 million and $179.7 million, respectively, to third party financial institutions, which qualified for sales treatment under ASC 860. During the three and nine months ended September 30, 2018, the Company transferred finance receivables of $72.0 million and $228.1 million, respectively, to third party financial institutions, which qualified for sales treatment under ASC 860. The Company had $17.1 million and $19.2 million of held for sale finance receivables recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheet at September 30, 2019 and December 31, 2018, respectively.

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

Finance receivables, net consisted of the following (in millions):

	September 30, 2019	December 31, 2018
Commercial loans	$143.2	$154.0
Sales-type leases	29.1	45.5
Total finance receivables, gross	172.3	199.5
Allowance for credit losses	(11.1)	(5.5)
Total finance receivables, net	$161.2	$194.0

Approximately $53 million and $72 million of finance receivables are recorded in Prepaid and other current assets and approximately $108 million and $122 million are recorded in Other assets in the Condensed Consolidated Balance Sheet at September 30, 2019 and December 31, 2018, respectively.

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

The following table presents an analysis of the allowance for credit losses (in millions):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$10.9	$1.2	$12.1	$3.0	$1.5	$4.5
Provision for credit losses	0.3	(0.5)	(0.2)	—	—	—
Charge offs	(0.8)	—	(0.8)	—	—	—
Balance, end of period	$10.4	$0.7	$11.1	$3.0	$1.5	$4.5

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$4.0	$1.5	$5.5	$5.7	$0.9	$6.6
Provision for credit losses	7.2	(0.8)	6.4	(1.6)	0.6	(1.0)
Charge offs	(0.8)	—	(0.8)	(1.1)	—	(1.1)
Balance, end of period	$10.4	$0.7	$11.1	$3.0	$1.5	$4.5

The Company utilizes a two-tier approach to set allowances: (1) identification of impaired finance receivables and establishment of specific loss allowances on such receivables; and (2) establishment of general loss allowances on the remainder of its portfolio. Specific loss allowances are established based on circumstances and factors of specific receivables. The Company regularly reviews the portfolio which allows for early identification of potentially impaired receivables. The process takes into consideration, among other things, delinquency status, type of collateral and other factors specific to the borrower.

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

The following table presents individually impaired finance receivables (in millions):

	September 30, 2019			December 31, 2018
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Recorded investment	$7.6	$—	$7.6	$1.5	$—	$1.5
Related allowance	7.6	—	7.6	0.6	—	0.6
Average recorded investment	7.4	—	7.4	2.4	—	2.4

The average recorded investment for impaired finance receivables was $2.7 million for commercial loans at September 30, 2018. There were no impaired sales-type leases at September 30, 2018.

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in millions):

	September 30, 2019			December 31, 2018
Allowance for credit losses, ending balance:	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Individually evaluated for impairment	$7.6	$—	$7.6	$0.6	$—	$0.6
Collectively evaluated for impairment	2.8	0.7	3.5	3.4	1.5	4.9
Total allowance for credit losses	$10.4	$0.7	$11.1	$4.0	$1.5	$5.5

Finance receivables, ending balance:
Individually evaluated for impairment	$7.6	$—	$7.6	$1.5	$—	$1.5
Collectively evaluated for impairment	135.6	29.1	164.7	152.5	45.5	198.0
Total finance receivables	$143.2	$29.1	$172.3	$154.0	$45.5	$199.5

Accounts are considered delinquent when the billed periodic payments of the finance receivables exceed 30 days past the due date.

The following tables present analysis of aging of recorded investment in finance receivables (in millions):

	September 30, 2019
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$133.3	$1.9	$—	$8.0	$9.9	$143.2
Sales-type leases	28.9	0.2	—	—	0.2	29.1
Total finance receivables	$162.2	$2.1	$—	$8.0	$10.1	$172.3

	December 31, 2018
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$152.2	$0.1	$—	$1.7	$1.8	$154.0
Sales-type leases	45.3	0.2	—	—	0.2	45.5
Total finance receivables	$197.5	$0.3	$—	$1.7	$2.0	$199.5

Commercial loans in the amount of $12.1 million and $6.0 million were on non-accrual status as of September 30, 2019 and December 31, 2018, respectively. Sales-type leases in the amount of $0.1 million were on non-accrual status at September 30, 2019 and there were no sales-type leases on non-accrual status at December 31, 2018.

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

Finance receivables by risk rating (in millions):

Rating	September 30, 2019	December 31, 2018
Superior	$1.0	$7.5
Above Average	17.2	30.7
Average	51.7	56.9
Below Average	93.8	94.5
Sub Standard	8.6	9.9
Total	$172.3	$199.5

The Company believes the finance receivables retained, net of allowance for credit losses, are collectible.

NOTE G – INVENTORIES

Inventories consist of the following (in millions):

	September 30, 2019	December 31, 2018
Finished equipment	$408.1	$478.4
Replacement parts	154.9	143.3
Work-in-process	87.7	86.5
Raw materials and supplies	207.3	210.7
Inventories	$858.0	$918.9

Reserves for lower of cost or net realizable value and excess and obsolete inventory were $51.4 million and $49.8 million at September 30, 2019 and December 31, 2018, respectively.

NOTE H – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	September 30, 2019	December 31, 2018
Property	$38.7	$39.6
Plant	159.5	161.3
Equipment	344.5	337.3
Leasehold improvements	54.0	49.1
Construction in progress	90.1	42.2
Property, plant and equipment – gross	686.8	629.5
Less: Accumulated depreciation	(327.4)	(312.2)
Property, plant and equipment – net	$359.4	$317.3

NOTE I – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	MP	Total
Balance at December 31, 2018, gross	$139.2	$187.8	$327.0
Accumulated impairment	(38.6)	(23.2)	(61.8)
Balance at December 31, 2018, net	100.6	164.6	265.2
Foreign exchange effect and other	(0.9)	(4.6)	(5.5)
Balance at September 30, 2019, gross	138.3	183.2	321.5
Accumulated impairment	(38.6)	(23.2)	(61.8)
Balance at September 30, 2019, net	$99.7	$160.0	$259.7

Intangible assets, net were comprised of the following (in millions):

		September 30, 2019			December 31, 2018
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$9.1	$(8.6)	$0.5	$9.7	$(9.1)	$0.6
Customer Relationships	22	25.4	(22.4)	3.0	25.6	(21.7)	3.9
Land Use Rights	82	4.3	(0.6)	3.7	4.4	(0.6)	3.8
Other	8	25.0	(22.2)	2.8	24.9	(21.8)	3.1
Total definite-lived intangible assets		$63.8	$(53.8)	$10.0	$64.6	$(53.2)	$11.4

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Aggregate Amortization Expense	$0.4	$0.4	$1.3	$1.4

Estimated aggregate intangible asset amortization expense (in millions) for each of the next five years is:

2019	$1.8
2020	$1.7
2021	$1.6
2022	$1.4
2023	$0.9

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

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with recognized assets or liabilities or forecasted transactions due to changing currency exchange rates.  Primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar. These foreign exchange contracts are designated as cash flow hedging instruments. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Most of the foreign exchange contracts outstanding as of September 30, 2019 mature on or before September 30, 2020.  At September 30, 2019 and December 31, 2018, the Company had $428.8 million and $368.2 million notional amount, respectively, of foreign exchange contracts outstanding that were designated as cash flow hedge contracts. For effective hedging instruments, unrealized gains and losses associated with foreign exchange contracts are deferred as a component of Accumulated other comprehensive income (loss) (“AOCI”) until the underlying hedged transactions settle and are reclassified to Cost of goods sold (“COGS”) in the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss).

Certain foreign exchange contracts entered into by the Company have not been designated as hedging instruments to mitigate its exposure to changes in foreign currency exchange rates on recognized assets and liabilities. The Company had $77.4 million and $107.8 million notional amount of foreign exchange contracts outstanding that were not designated as hedging instruments at September 30, 2019 and December 31, 2018, respectively.  The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments were offset by changes in the underlying hedged items, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments were recognized as gains or losses in Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

Other

Other derivatives designated as cash flow hedging instruments include cross currency and commodity swaps with outstanding notional amounts of $43.6 million and $8.2 million at September 30, 2019, respectively. The outstanding notional amount of cross currency swaps and commodity swaps was $45.9 million and $11.2 million at December 31, 2018, respectively. The Company uses cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates and commodity swaps to mitigate price risk for hot rolled coil steel. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Fair values of commodity swaps are based on observable market data for similar assets and liabilities. Changes in the fair value of cross currency and commodity swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the underlying hedged item is re-measured. Gains or losses on commodity swaps are reclassified to COGS in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the hedged transaction affects earnings.

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

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

		September 30, 2019		December 31, 2018
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$3.4	$—	$2.9	$0.2
Cross currency swaps	Other current assets	0.9	—	0.8	—
Debt conversion feature	Other assets	—	0.2	—	0.5
Cross currency swaps	Other assets	0.3	—	—	—
Foreign exchange contracts	Other current liabilities	(8.6)	(0.5)	(5.0)	—
Commodity swaps	Other current liabilities	(1.2)	—	(1.1)	—
Cross currency swaps	Other non-current liabilities	—	—	(3.0)	—
Net derivative asset (liability)		$(5.2)	$(0.3)	$(5.4)	$0.7

(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income
Instrument	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Income Statement Account	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Foreign exchange contracts	$(1.9)	(1.4)	Cost of goods sold	$(2.8)	$(5.2)
Commodity swaps	0.2	(0.1)	Cost of goods sold	(1.5)	(2.5)
Cross currency swaps	0.2	0.9	Other income (expense) - net	1.9	2.3
Total	$(1.5)	$(0.6)	Total	$(2.4)	$(5.4)

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income
Instrument	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Income Statement Account	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Foreign exchange contracts	$0.3	$(6.5)	Cost of goods sold	$(1.3)	$1.3
Cross currency swaps	(0.2)	(0.7)	Other income (expense) - net	0.3	1.6
Total	$0.1	$(7.2)	Total	$(1.0)	$2.9

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Classification and amount of Gain or Loss Recognized in Income
	Cost of goods sold		Other income (expense) - net
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Income Statement Accounts in which effects of cash flow hedges are recorded	$(815.0)	$(2,748.9)	$1.6	$(2.9)
Gain (Loss) Reclassified from AOCI into Income:
Foreign exchange contracts	(2.8)	(5.2)	—	—
Commodity swaps	(1.5)	(2.5)	—	—
Cross currency swaps	—	—	1.9	2.3
Total	$(4.3)	$(7.7)	$1.9	$2.3

	Classification and amount of Gain or Loss Recognized in Income
	Cost of goods sold		Other income (expense) - net
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Income Statement Accounts in which effects of cash flow hedges are recorded	$(858.7)	$(2,721.1)	$(3.7)	$(4.1)
Gain (Loss) Reclassified from AOCI into Income:
Foreign exchange contracts	(1.3)	1.3	—	—
Cross currency swaps	—	—	0.3	1.6
Total	$(1.3)	$1.3	$0.3	$1.6

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives outstanding at the end of the period in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

		Gain (Loss) Recognized in Income
Instrument	Income Statement Account	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Foreign exchange contracts	Other income (expense) – net	$(0.4)	$(0.7)	$(0.6)	$(0.9)
Debt conversion feature	Other income (expense) – net	(0.1)	(0.4)	(1.1)	(0.3)
	Total	$(0.5)	$(1.1)	$(1.7)	$(1.2)

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

See Note O - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within the unrealized net gains (losses) included in AOCI as of September 30, 2019, it is estimated that $4.1 million of losses are expected to be reclassified into earnings in the next twelve months.

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

The 2017 Credit Agreement requires the Company to comply with a number of covenants which limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. If the Company’s borrowings under its revolving line of credit are greater than 30% of the total revolving credit commitments, the 2017 Credit Agreement requires the Company to comply with certain financial tests, as defined in the 2017 Credit Agreement. If applicable, the minimum required levels of the interest coverage ratio would be 2.5 to 1.0 and the maximum permitted levels of the senior secured leverage ratio would be 2.75 to 1.0. The 2017 Credit Agreement also contains customary default provisions. The Company was in compliance with the covenants contained in the 2017 Credit Agreement as of September 30, 2019.

During the nine months ended September 30, 2018, the Company recorded a loss on early extinguishment of debt related to Amendment No. 2 to the 2017 Credit Agreement of approximately $0.7 million.

As of September 30, 2019 and December 31, 2018, the Company had $586.8 million and $391.4 million, net of discount, respectively, in Term Loans outstanding under the 2017 Credit Agreement. The weighted average interest rate on the Term Loans at September 30, 2019 and December 31, 2018 was 4.30% and 4.50%, respectively. The Company had no revolving credit amounts outstanding as of September 30, 2019 and $237.0 million outstanding as of December 31, 2018. The weighted average interest rate on the revolving credit amounts at December 31, 2018 was 5.98%.

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

Letters of credit outstanding (in millions):

	September 30, 2019			December 31, 2018
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
$400 Million Facility	$—	$—	$—	$—	$—	$—
$300 Million Facility	34.7	—	34.7	33.4	—	33.4
Bilateral Arrangements	44.0	—	44.0	32.0	10.4	42.4
Total	$78.7	$—	$78.7	$65.4	$10.4	$75.8

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

Fair Value of Debt

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of September 30, 2019, as follows (in millions, except for quotes):

	Book Value	Quote	FV
5-5/8% Notes	$600.0	$1.03060	$618
2017 Credit Agreement Original Term Loan (net of discount)	$388.7	$1.00333	$390
2017 Credit Agreement 2019 Term Loan (net of discount)	$198.1	$1.00583	$199

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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2019			2018			2019			2018
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$—	$0.4	$—	$0.1	$0.3	$—	$0.1	$1.1	$—	$0.3	$1.0	$—
Interest cost	0.5	0.8	—	1.2	0.9	—	1.3	2.6	0.1	3.5	2.8	—
Expected return on plan assets	—	(1.1)	—	(1.5)	(1.3)	—	—	(3.5)	—	(4.5)	(4.0)	—
Amortization of actuarial loss	(0.1)	0.4	—	0.8	0.4	—	(0.4)	1.2	—	2.5	1.1	—
Other costs	—	—	—	—	—	—	—	—	—	—	0.2	—
Net periodic cost	$0.4	$0.5	$—	$0.6	$0.3	$—	$1.0	$1.4	$0.1	$1.8	$1.1	$—

Components of Net periodic cost other than the Service cost component are included in Other income (expense) - Net in the Condensed Consolidated Statement of Comprehensive Income (Loss). The Service cost component is included in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period.

NOTE M – LEASES

Terex has operating leases for real property, vehicles and office and industrial equipment, generally expiring over terms from 1 to 15 years. Many of the leases held by Terex include options to extend or terminate the lease.
Real property leases are used for office, administrative and industrial purposes. The base terms of these leases typically expire over a period of 6 years, with options to renew for an additional 68 months. Most of our renewal options are linked to market conditions and Terex cannot estimate how existing renewal options will affect the monthly payments. Residual value guarantees are not material.
The vehicle leases mainly include cars and trucks. Term length for these leases typically varies between 1 and 7 years.
Office and industrial equipment leases primarily include machinery used for conducting business at office locations and manufacturing sites worldwide. Term length for these leases typically varies between 1 and 6 years.

Operating Leases
Operating lease cost consists of the following (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$9.5	$25.2
Variable lease cost	1.6	5.0
Short-term lease cost	1.4	4.1
Total operating lease costs	$12.5	$34.3

Variable lease costs correspond to future period lease payments which are determined at fair market value at determined points in time. Operating lease obligations consist primarily of commitments to rent real properties.
Supplemental balance sheet information related to leases (in millions, except lease term and discount rate):

September 30, 2019
Operating lease right-of-use assets	$119.3

Current maturities of operating leases	$24.9
Non-current operating leases	102.2
Total operating lease liabilities	$127.1

Weighted average discount rate for operating leases	5.58%
Weighted average remaining operating lease term in years	6

Maturities of operating lease liabilities (in millions):

Years Ending December 31,	September 30, 2019
2019	$8.5
2020	29.7
2021	26.2
2022	23.4
2023	20.5
Thereafter	41.1
Total undiscounted operating lease payments	149.4
Less: Imputed interest	(22.3)
Total operating lease liabilities	127.1
Less: Current maturities of operating lease liabilities	(24.9)
Non-current operating lease liabilities	$102.2

Supplemental cash flow and other information related to operating leases (in millions):

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$27.8
Operating right-of-use assets obtained in exchange for operating lease liabilities	$17.2

Disclosures related to periods prior to adoption of the Lease Standard

Future minimum noncancellable operating lease payments at December 31, 2018 are as follows (in millions):

2019	$30.5
2020	25.8
2021	22.9
2022	18.7
2023	16.4
Thereafter	37.0
Total minimum obligations	$151.3

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

These lawsuits, which generally covered the time period from February 2008 to February 2009, alleged violations of federal securities laws and Delaware law claiming, among other things, that certain of the Company’s SEC filings and other public statements contained false and misleading statements which resulted in damages to the Company, the plaintiffs and the members of the purported class when they purchased the Company’s securities and that there were breaches of fiduciary duties.

With respect to these claims, the Company believes that it acted at all times in compliance with all applicable laws and, without any admission of wrongdoing or liability, has settled the stockholder derivative and securities lawsuits. The settlement amounts with respect to each lawsuit were covered by the Company’s insurance policies and did not have a material effect on the Company’s financial results. As part of the stockholder derivative settlement, the Company has agreed to make certain amendments to its corporate governance procedures.

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

Terex Latin América Equipamentos Ltda ICMS Proceedings

Terex Latin America Equipamentos Ltda (“TLA”) imports Terex products into Brazil through the state of Espirito Santo to its facility in Sao Paulo. For the 2004 through March 2009 period TLA used a third party trading company, SAB, as an agent to process the importation of Terex products. TLA properly paid the Espirito Santo ICMS tax (Brazilian state value-added tax) to SAB for payment to Espirito Santo, which would produce an ICMS credit to be used against imposition of Sao Paolo ICMS tax. SAB went into bankruptcy and may not have actually remitted to Espirito Santo the ICMS tax amounts paid to it by TLA. The Brazilian state of Sao Paulo challenged the credit against Sao Paolo ICMS that TLA claimed and assessed unpaid ICMS and related interest in the amount of approximately BRL 102 million. TLA challenged the claim of Sao Paulo and learned in October 2019 that the Sao Paulo claim has survived the administrative tribunal process. TLA anticipates that it will receive notice for an amount due from Sao Paulo and expects to protest the Sao Paulo claim in litigation which is likely to commence at the end of 2019 or early 2020. While the Company believes the position of the state of Sao Paulo is without merit and continues to vigorously oppose it, no assurance can be given as to the final resolution of the ICMS litigation or that TLA will not ultimately be required to pay ICMS and interest to the state of Sao Paulo.

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

For credit guarantees outstanding as of September 30, 2019 and December 31, 2018, the maximum exposure determined at inception was $55.8 million and $59.2 million ($20.3 million related to discontinued operations), respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

NOTE O – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three and nine months ended September 30, 2019 and 2018. All amounts are net of tax (in millions).

	Three Months Ended September 30, 2019					Three Months Ended September 30, 2018
	CTA (1)	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(231.7)	$(3.5)	$2.1	$(54.2)	$(287.3)	$(187.8)	$(5.2)	$0.7	$(95.9)	$(288.2)
Other comprehensive income (loss) before reclassifications	(51.9)	(3.5)	0.4	14.4	(40.6)	(18.1)	(1.0)	0.4	0.7	(18.0)
Amounts reclassified from AOCI	26.1	2.0	—	(0.5)	27.6	(0.7)	1.1	—	1.5	1.9
Net Other Comprehensive Income (Loss)	(25.8)	(1.5)	0.4	13.9	(13.0)	(18.8)	0.1	0.4	2.2	(16.1)
Ending balance	$(257.5)	$(5.0)	$2.5	$(40.3)	$(300.3)	$(206.6)	$(5.1)	$1.1	$(93.7)	$(304.3)

(1) Reclassifications relate to 26.1 million of losses (net of 2.8 million of tax benefits) reclassified from AOCI to Gain (loss) on disposition of discontinued operations - net of tax in connection with the sale of Demag.

	Nine Months Ended September 30, 2019					Nine Months Ended September 30, 2018
	CTA (1)	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(225.6)	$(4.4)	$0.8	$(55.6)	$(284.8)	$(144.7)	$2.1	$4.3	$(101.2)	$(239.5)
Other comprehensive income (loss) before reclassifications	(58.0)	(5.7)	1.7	14.6	(47.4)	(61.2)	(5.7)	(0.6)	3.0	(64.5)
Amounts reclassified from AOCI	26.1	5.1	—	0.7	31.9	(0.7)	(1.5)	—	4.5	2.3
Net Other Comprehensive Income (Loss)	(31.9)	(0.6)	1.7	15.3	(15.5)	(61.9)	(7.2)	(0.6)	7.5	(62.2)
Other (2)	—	—	—	—	—	—	—	(2.6)	—	(2.6)
Ending balance	$(257.5)	$(5.0)	$2.5	$(40.3)	$(300.3)	$(206.6)	$(5.1)	$1.1	$(93.7)	$(304.3)

(1) Reclassifications relate to 26.1 million of losses (net of 2.8 million of tax benefits) reclassified from AOCI to Gain (loss) on disposition of discontinued operations - net of tax in connection with the sale of Demag.
(2) Other relates to amounts reclassified from AOCI to Retained Earnings in connection with the adoption of ASU 2016-01 and 2016-16.

Stock-Based Compensation

During the nine months ended September 30, 2019, the Company awarded 1.1 million shares of restricted stock to its employees with a weighted average grant date fair value of $34.22 per share.  Approximately 57% of these awards are time-based and vest ratably on each of the first three anniversary dates. Approximately 28% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 15% cliff vest and are based on performance targets containing a market condition determined over a three-year period.

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

Share Repurchases and Dividends

In February 2018, Terex’s Board of Directors authorized the repurchase of up to an additional $325 million of the Company’s outstanding shares of common stock. During the nine months ended September 30, 2018, the Company repurchased 8.0 million shares for $325 million under this authorization. In July 2018, Terex’s Board of Directors’ authorized the Company to repurchase up to an additional $300 million of the Company’s outstanding shares of common stock, of which the Company repurchased 3.4 million shares for $100 million during the fourth quarter of 2018. During the nine months ended September 30, 2019, the Company did not repurchase shares under the July 2018 authorization, leaving $200 million available for repurchase under this program.

In the first, second and third quarter of 2019, Terex’s Board of Directors declared a dividend of $0.11 per share, which was paid to the Company’s shareholders. In October 2019, Terex’s Board of Directors declared a dividend of $0.11 per share which will be paid on December 19, 2019.

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

On July 31, 2019, we completed the previously announced disposition of our Demag® mobile cranes business (“Demag”) to Tadano Ltd. and certain of its subsidiaries. During 2019, we also exited the North American mobile crane product lines manufactured in our Oklahoma City facility. As a result, we realigned certain operations that were formerly part of our Cranes segment. For financial reporting periods beginning on or after January 1, 2019, our utilities business has been consolidated within our AWP segment, our pick and carry cranes business has been consolidated within our MP segment and our rough terrain and tower cranes businesses have been consolidated within Corporate and Other. Prior period reportable segment information was adjusted to reflect the realignment of our operations.

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

We calculate a non-GAAP measure of free cash flow. We define free cash flow as Net cash provided by (used in) operating activities, plus (minus) increases (decreases) in Terex Financial Services finance receivables consisting of sales-type leases and commercial loans (“TFS Assets”), less Capital expenditures, plus the estimated level of net working capital in divested businesses at the closing date. We believe this measure of free cash flow provides management and investors further useful information on cash generation or use in our primary operations.

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

Overview

Focus, Simplify and Execute to Win continue as the three pillars of our business strategy. Through the first nine months of the year we continued to implement these elements of our strategy to improve our operations. We completed the sale of Demag in the third quarter of 2019 and earlier in the year exited the mobile crane product lines manufactured at our Oklahoma City facility. These actions have positively impacted Terex by Focusing the portfolio on our high performing businesses best positioned to out-earn their cost of capital over the cycle. We also continue to simplify and optimize our manufacturing footprint. We had the official opening of MP’s new Northern Ireland facility in September and our new Utilities manufacturing facility in South Dakota remains on schedule and within budget. MP’s capacity expansion in India also remains on track. These investments enable simplification and improved manufacturing productivity critical to future success and growth. In addition, we have transitioned to a simpler two segment operating structure that is reducing corporate operating expenses. We continue to invest in our Execute to Win business system, which remains focused on enhancing our capabilities by investing in people, processes and tools in our three priority areas: Commercial Excellence, Parts and Lifecycle Solutions and Strategic Sourcing. In particular, with regard to Strategic Sourcing, as a result of lower production levels we now expect savings of approximately $25 million this year.

Operationally, MP continued its excellent performance as it increased sales and expanded operating margin again in the third quarter. However, softening in the Company’s aerials business more than offset MP’s strong operating performance.

Our AWP segment’s third quarter 2019 net sales were down 14% from the prior year period. Softening demand in North America and Europe for aerials equipment led to sales declines in both markets in the quarter. Sales in China improved due to market growth and increased product adoption. To align with customer demand and manage inventory levels, we reduced aerial production in the quarter by over 30% compared to last year. AWP’s lower operating margin in the quarter was impacted by several factors: lower sales volume, customer mix (higher percentage of national account sales), the strong U.S. Dollar relative to the Euro, lower than expected material cost savings and lower manufacturing absorption due to reducing production volumes.

Our MP segment had another strong quarter with increased sales and expanding operating margin versus the prior year period. These results were driven primarily by continued demand for crushing and screening products, concrete trucks, material handlers and pick and carry cranes, as well as effective price and cost management. The strong U.S. Dollar to the British Pound provided a modest tailwind for our crushing and screening business.

Our rough terrain and tower crane businesses, which are now reported in Corporate and Other, generally performed in line with our expectations in the third quarter of 2019.

As we move forward, we are seeing the impacts of the global trade disputes, tariffs and global political uncertainty on our end markets. The overall markets for AWP and MP declined at the end of the third quarter and into the fourth quarter. Some North American and European AWP rental customers have delayed their orders as they are seeing pressure on rental rates. This led to lower bookings and backlog as compared to the prior year period. MP is also experiencing a softening market across substantially all of its businesses leading to lower bookings and backlog.

In the third quarter, our largest market remained North America, which represented approximately 59% of our global sales in continuing operations. As compared to the prior year-to-date period, our sales were down in North America and Western Europe, essentially flat in Asia Pacific and up by double digits off a low base in Latin America.

Through the first nine months of the year we have continued to execute our disciplined capital allocation strategy. In addition to strategic investments in our businesses to drive more efficient manufacturing, such as the construction of our new Utilities manufacturing center in South Dakota and expansion of MP locations in the U.K. and India, we have also reduced inventories of finished goods since the end of the last quarter by adjusting production rates down at AWP. Furthermore, we completed the sales of Demag and our ASV Holdings, Inc. (“ASV”) shares in the third quarter of 2019, realizing approximately $150 million of additional cash for Terex. We generated approximately $104 million of free cash flow in the quarter, more than 50% greater than the amount generated in the same period last year. However, as a result of our updated outlook for the remainder of the year, we now expect to generate free cash flow of approximately $110 million for 2019.

We believe our liquidity continues to be sufficient to meet our business plans. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

Based on our year-to-date performance, a softening environment for industrial equipment, reduced production volume and adverse foreign exchange rates, we expect full year earnings per share to be between $3.00 to $3.20, excluding restructuring, transformation investments, and other unusual items, on net sales of approximately $4.4 billion. Looking ahead to 2020, we are operationally planning for revenue to be approximately 10% lower than 2019 due to the softening macro environment for industrial equipment.

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

Terex management and Board of Directors use ROIC as one measure to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Terex Corporation stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at September 30, 2019 was 19.1%.

Amounts described below are reported in millions of U.S. dollars, except for the annualized effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Sep'19	Jun'19	Mar '19	Dec '18	Sep '18
Annualized effective tax rate, as adjusted	20.0%	20.0%	20.0%	16.0%
Income (loss) from operations as adjusted	$86.2	$127.9	$104.8	$85.4
Multiplied by: 1 minus annualized effective tax rate	80.0%	80.0%	80.0%	84.0%
Adjusted net operating income (loss) after tax	$69.0	$102.3	$83.8	$71.7
Debt as adjusted	$1,175.6	$1,351.9	$1,477.8	$1,219.4	$1,133.4
Less: Cash and cash equivalents as adjusted	(475.5)	(394.6)	(330.2)	(372.1)	(329.5)
Debt less Cash and cash equivalents as adjusted	700.1	957.3	1,147.6	847.3	803.9
Total Terex Corporation stockholders’ equity as adjusted	889.2	860.1	751.7	765.2	837.8
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$1,589.3	$1,817.4	$1,899.3	$1,612.5	$1,641.7

September 30, 2019 ROIC	19.1%
NOPAT as adjusted (last 4 quarters)	$326.8
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$1,712.0

	Three months ended 9/30/19	Three months ended 6/30/19	Three months ended 3/31/19	Three months ended 12/31/18
Reconciliation of income (loss) from operations:
Income (loss) from operations, as reported	$86.4	$126.0	$99.7	$81.6
Adjustments:
Deal related	(0.9)	(7.0)	0.2	—
Restructuring and related	2.2	8.7	1.7	—
Transformation	2.2	4.0	4.1	4.7
Other	—	—	—	(0.7)
(Income) loss from TFS	(3.7)	(3.8)	(0.9)	(0.2)
Income (loss) from operations as adjusted	$86.2	$127.9	$104.8	$85.4

	As of 9/30/19	As of 6/30/19	As of 3/31/19	As of 12/31/18	As of 9/30/18
Reconciliation of Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$470.6	$367.5	$304.6	$339.5	$297.0
Cash and cash equivalents - assets held for sale	4.9	27.1	25.6	32.6	32.5
Cash and cash equivalents, as adjusted	$475.5	$394.6	$330.2	$372.1	$329.5

Reconciliation of Debt:
Debt - continuing operations	$1,175.6	$1,347.7	$1,473.4	$1,214.7	$1,128.5
Debt - liabilities held for sale	—	4.2	4.4	4.7	4.9
Debt, as adjusted	$1,175.6	$1,351.9	$1,477.8	$1,219.4	$1,133.4

Reconciliation of Terex Corporation stockholders’ equity:
Terex Corporation stockholders’ equity as reported	$866.3	$860.1	$781.8	$860.5	$974.1
TFS Assets	(159.0)	(180.2)	(204.6)	(185.1)	(149.0)
Effects of adjustments, net of tax:
Deal related	71.4	71.8	78.8	—	—
Restructuring and related	24.2	20.8	11.6	9.0	2.2
Transformation	28.4	26.3	22.1	17.5	8.4
Pension annuitization	56.3	56.3	56.3	56.3	—
Other	9.3	9.7	7.4	8.0	2.9
(Income) loss from TFS	(7.7)	(4.7)	(1.7)	(1.0)	(0.8)
Terex Corporation stockholders’ equity as adjusted	$889.2	$860.1	$751.7	$765.2	$837.8

Nine Months Ended September 30, 2019	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$245.0	$(53.8)	22.0%
Effect of adjustments:
Deal related	(7.5)	0.2
Restructuring and related	12.6	(2.8)
Transformation	10.3	(1.9)
Other	(0.6)	—
Tax related	—	6.3
As adjusted	$259.8	$(52.0)	20.0%

Year Ended December 31, 2018	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$287.1	$(45.4)	15.8%
Effect of adjustments:
Restructuring and related	4.5	(1.1)
Transformation	26.4	(4.8)
Extinguishment of debt	0.7	(0.1)
Pension Annuitization	50.5	(18.3)
Other	1.0	0.7
Tax related	—	9.8
As adjusted	$370.2	$(59.2)	16.0%

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

Consolidated

	Three Months Ended September 30,
	2019		2018
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,024.6	—	$1,098.8	—	(6.8)%
Gross profit	$209.6	20.5%	$240.1	21.9%	(12.7)%
SG&A	$123.2	12.0%	$135.9	12.4%	(9.3)%
Income (loss) from operations	$86.4	8.4%	$104.2	9.5%	(17.1)%

Net sales for the three months ended September 30, 2019 decreased $74.2 million when compared to the same period in 2018.  The decrease in net sales was primarily due to weakening demand for aerial work platforms and telehandlers in our AWP segment, partially offset by higher demand for equipment in our MP segment and utility equipment in our AWP segment. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately $20 million.

Gross profit for the three months ended September 30, 2019 decreased $30.5 million when compared to the same period in 2018. The decrease was primarily due to lower sales and factory overhead absorption in our AWP segment and the negative impact of foreign exchange rate changes across all segments. The decrease was partially offset by higher sales volume in our MP segment and price increases in our AWP segment.

SG&A costs for the three months ended September 30, 2019 decreased $12.7 million when compared to the same period in 2018.  The decrease was primarily due to lower compensation costs and professional fees.

Income from operations for the three months ended September 30, 2019 decreased $17.8 million when compared to the same period in 2018.  The decrease was primarily due to lower sales volume and factory overhead absorption in our AWP segment as well as the negative effects of foreign exchange rate changes in all segments, partially offset by higher sales volume in our MP segment, price increases in our AWP segment and lower compensation costs and professional fees.

Aerial Work Platforms

	Three Months Ended September 30,
	2019		2018
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$628.2	—	$729.4	—	(13.9)%
Income from operations	$45.9	7.3%	$81.6	11.2%	(43.8)%

Net sales for the AWP segment for the three months ended September 30, 2019 decreased $101.2 million when compared to the same period in 2018 primarily due to weakening demand for aerial work platforms in North America and Europe and telehandlers in North America, partially offset by increased utility equipment sales. Net sales were negatively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $7 million.

Income from operations for the three months ended September 30, 2019 decreased $35.7 million when compared to the same period in 2018.  The decrease was primarily due to lower sales volume, lower factory overhead absorption from a decrease in overall production volume, unfavorable sales mix and the negative effects of foreign exchange rate changes, partially offset by price increases and a change in allocation of health care costs.

Materials Processing

	Three Months Ended September 30,
	2019		2018
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$338.6	—	$313.6	—	8.0%
Income from operations	$52.4	15.5%	$41.4	13.2%	26.6%

Net sales for the MP segment for the three months ended September 30, 2019 increased $25.0 million when compared to the same period in 2018 primarily due to higher demand for mobile crushing and screening equipment in Western Europe and material handlers and concrete mixer trucks in North America. Net sales were negatively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $11 million.

Income from operations for the three months ended September 30, 2019 increased $11.0 million when compared to the same period in 2018 primarily due to higher sales volume, partially offset by the negative effects of foreign exchange rate changes.

Corporate and Other / Eliminations

	Three Months Ended September 30,
	2019		2018
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$57.8	—	$55.8	—	3.6%
Loss from operations	$(11.9)	(20.6)%	$(18.8)	(33.7)%	36.7%

Net sales include rough terrain and tower cranes sales, on-book financing activities of TFS and elimination of intercompany sales activity among segments. The net sales increase is primarily attributable to lower intercompany sales eliminations, partially offset by weakening demand for tower cranes.

Loss from operations for the three months ended September 30, 2019 decreased $6.9 million when compared to the same period in 2018. The decrease in operating loss is primarily due to lower compensation costs and professional fees, partially offset by lower tower cranes sales volume and a change in allocation of health care costs.

Interest Expense, Net of Interest Income

During the three months ended September 30, 2019, our interest expense, net of interest income, was $20.1 million, or $3.4 million higher than the same period in the prior year due to an increase in average borrowings.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended September 30, 2019 was income of $1.6 million, or a $5.3 million increase, when compared to the same period in the prior year. The increase was due to market gains recorded on an equity investment in the current year period compared to losses recorded in the prior year period and increased foreign exchange translation gains in the current year period.

Income Taxes

During the three months ended September 30, 2019, we recognized income tax expense of $15.5 million on income of $67.9 million, an effective tax rate of 22.8%, as compared to income tax expense of $14.6 million on income of $83.8 million, an effective tax rate of 17.4%, for the three months ended September 30, 2018.  The higher effective tax rate for the three months ended September 30, 2019 is primarily due to greater tax expense from uncertain tax positions partially offset by favorable jurisdictional mix when compared to the three months ended September 30, 2018.

Income (Loss) from Discontinued Operations

Loss from discontinued operations - net of tax for the three months ended September 30, 2019 was $10.1 million compared to loss from discontinued operations - net of tax of $30.8 million for the same period in the prior year, a reduction of $20.7 million. Decreased losses in the current year period resulted from the disposition of Demag on July 31, 2019.

Gain (Loss) on Disposition of Discontinued Operations

During the three months ended September 30, 2019, we recognized a loss on disposition of discontinued operations - net of tax of $20.9 million, primarily related to the sale of Demag previously included in our Cranes segment. During the three months ended September 30, 2018, we recognized a gain on disposition of discontinued operations - net of tax of $0.2 million primarily related to the previous sale of our MHPS business.

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

Consolidated

	Nine Months Ended September 30,
	2019		2018
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$3,468.1	—	$3,468.4	—	—%
Gross profit	$719.2	20.7%	$747.3	21.5%	(3.8)%
SG&A	$407.1	11.7%	$416.4	12.0%	(2.2)%
Income (loss) from operations	$312.1	9.0%	$330.9	9.5%	(5.7)%

Net sales for the nine months ended September 30, 2019 decreased $0.3 million when compared to the same period in 2018.  Net sales were essentially flat as changes in foreign exchange rates negatively impacted consolidated net sales by approximately $92 million and weakening demand for aerial work platforms in North America and Europe in our AWP segment were generally offset by higher demand for equipment in our MP segment and aerial work platforms in China, utility equipment and telehandlers in our AWP segment.

Gross profit for the nine months ended September 30, 2019 decreased $28.1 million when compared to the same period in 2018. The decrease was primarily due to the negative impact of foreign exchange rate changes across all segments and lower sales volume and factory overhead absorption in our AWP segment, partially offset by higher sales volume in our MP segment and price increases in our AWP segment.

SG&A costs for the nine months ended September 30, 2019 decreased $9.3 million when compared to the same period in 2018.  The decrease was primarily due to lower compensation costs and professional fees and the sale of an equity investment, partially offset by increased selling costs and a specific loss allowance on a finance receivable.

Income from operations for the nine months ended September 30, 2019 decreased $18.8 million when compared to the same period in 2018.  The decrease was primarily due to the negative effects of foreign exchange rate changes in all segments and lower sales volume and factory overhead absorption in our AWP segment, partially offset by higher sales volume in our MP segment, price increases in our AWP segment and lower compensation costs and professional fees.

Aerial Work Platforms

	Nine Months Ended September 30,
	2019		2018
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,226.5	—	$2,319.2	—	(4.0)%
Income from operations	$191.8	8.6%	$263.4	11.4%	(27.2)%

Net sales for the AWP segment for the nine months ended September 30, 2019 decreased $92.7 million when compared to the same period in 2018 primarily due to weakening demand for aerial work platforms in North America and Europe, partially offset by increased sales in China and higher demand for utility equipment and telehandlers. Net sales were negatively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $40 million.

Income from operations for the nine months ended September 30, 2019 decreased $71.6 million when compared to the same period in 2018.  The decrease was primarily due to lower sales volume, lower factory overhead absorption from a decrease in overall production volume, the negative effects of foreign exchange rate changes and higher selling, general and administrative expenses, partially offset by price increases and a change in allocation of health care costs.

Materials Processing

	Nine Months Ended September 30,
	2019		2018
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,050.0	—	$964.7	—	8.8%
Income from operations	$157.9	15.0%	$125.6	13.0%	25.7%

Net sales for the MP segment for the nine months ended September 30, 2019 increased $85.3 million when compared to the same period in 2018 primarily due to higher demand for material handlers and mobile crushing and screening equipment outside of North America, pick and carry equipment primarily in Australia and concrete mixer trucks in North America. Net sales were negatively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $43 million.

Income from operations for the nine months ended September 30, 2019 increased $32.3 million when compared to the same period in 2018 primarily due to higher sales volume, partially offset by the negative effects of foreign exchange rate changes.

Corporate and Other / Eliminations

	Nine Months Ended September 30,
	2019		2018
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$191.6	—	$184.5	—	3.8%
Loss from operations	$(37.6)	(19.6)%	$(58.1)	(31.5)%	35.3%

Net sales include rough terrain and tower cranes sales, on-book financing activities of TFS and elimination of intercompany sales activity among segments. The net sales increase is primarily attributable to a customer advance forfeiture and lower intercompany sales eliminations, partially offset by weakening demand for tower cranes and negative effect of foreign exchange rate changes on rough terrain and tower cranes sales.

Loss from operations for the nine months ended September 30, 2019 decreased $20.5 million when compared to the same period in 2018. The decrease in operating loss is primarily due to lower compensation costs and professional fees, the sale of an equity investment and a customer advance forfeiture, partially offset by the negative effects of exchange rate changes, lower tower cranes sales volume, a change in allocation of health care costs and a specific loss allowance on a finance receivable.

Interest Expense, Net of Interest Income

During the nine months ended September 30, 2019, our interest expense, net of interest income, was $64.2 million, or $18.7 million higher than the same period in the prior year due to an increase in average borrowings at higher rates and lower interest income due to lower cash balances.

Other Income (Expense) – Net

Other income (expense) – net for the nine months ended September 30, 2019 was expense of $2.9 million, or a $1.2 million decrease, when compared to the same period in the prior year. The decreased expense was due primarily to lower foreign exchange losses in the current year period, partially offset by a gain on sale of an investment in the prior year.

Income Taxes

During the nine months ended September 30, 2019, we recognized income tax expense of $53.8 million on income of $245.0 million, an effective tax rate of 22.0%, as compared to income tax expense of $59.2 million on income of $281.3 million, an effective tax rate of 21.0%, for the nine months ended September 30, 2018.  The higher effective tax rate for the nine months ended September 30, 2019 is primarily due to greater tax expense from uncertain tax positions partially offset by favorable jurisdictional mix when compared to the nine months ended September 30, 2018.

Income (Loss) from Discontinued Operations

Loss from discontinued operations - net of tax for the nine months ended September 30, 2019 was $151.8 million compared to loss from discontinued operations - net of tax of $80.2 million for the same period in the prior year. The loss in the current period was primarily from recognition of a pre-tax charge of approximately $82 million ($82 million after-tax) to write-down the mobile cranes disposal group to fair value, less costs to sell and the negative performance of our mobile cranes business.

Gain (Loss) on Disposition of Discontinued Operations

During the nine months ended September 30, 2019, we recognized a loss on disposition of discontinued operations - net of tax of $9.5 million, primarily related to a loss on the sale of Demag, partially offset by a gain on the sale of our boom truck, truck crane and crossover product lines and related inventory previously manufactured in our Oklahoma City facility, both of which were previously included in our former Cranes segment. During the nine months ended September 30, 2018, we recognized a gain on disposition of discontinued operations - net of tax of $4.8 million primarily related to the previous sale of our Truck and Atlas businesses.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business.  At September 30, 2019, we had cash and cash equivalents of $475.5 million and undrawn availability under our revolving line of credit of $600 million, giving us total liquidity of approximately $1.1 billion. During the nine months ended September 30, 2019, our liquidity increased by approximately $340 million from December 31, 2018 primarily due to cash provided by an additional debt issuance and proceeds from the sale of Demag and ASV shares.

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

We had free cash flow of $103.7 million and $15.4 million for the three and nine months ended September 30, 2019, respectively. As a result of our updated outlook for the remainder of the year, we now expect to generate approximately $110 million of free cash flow in 2019.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

	Three Months Ended 9/30/2019	Nine Months Ended 9/30/2019
Net cash provided by (used in) operating activities	$126.7	$78.4
Increase (decrease) in TFS assets	(21.2)	(26.1)
Capital expenditures	(40.3)	(75.4)
Deal related net working capital adjustment	38.5	38.5
Free cash flow	$103.7	$15.4

Our main sources of funding are cash generated from operations, including cash generated from the sale of receivables, loans from our bank credit facilities and funds raised in capital markets.  Pursuant to terms of our trade accounts receivable factoring arrangements, during the nine months ended September 30, 2019, we sold, without recourse, approximately $906 million of trade accounts receivable to enhance liquidity. During the nine months ended September 30, 2019, we also sold approximately $180 million of sales-type leases and commercial loans.

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

Working capital as a percent of trailing three month annualized net sales was 18.9% at September 30, 2019.

The following tables show the calculation of our working capital in continuing operations and trailing three months annualized sales as of September 30, 2019 (in millions):

Three Months Ended 9/30/2019
Net Sales	$1,024.6
x	4
Trailing Three Month Annualized Net Sales	$4,098.4

As of 9/30/19
Inventories	$858.0
Trade Receivables	491.7
Trade Accounts Payable	(558.6)
Customer Advances	(16.9)
Working Capital	$774.2

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

Borrowings under the 2017 Credit Agreement at September 30, 2019 were $586.8 million, net of discount, on our Term Loans. There were no amounts outstanding on our revolving line of credit. At September 30, 2019, the weighted average interest rate was 4.30% on the Term Loans portion of the 2017 Credit Agreement.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

Our investment in TFS financial services assets was approximately $159 million, net at September 30, 2019. We remain focused on expanding financing solutions in key markets like the U.S., Europe and China. We also anticipate using TFS to drive incremental sales by increasing customer financing through TFS in certain instances.

In July 2018, the Company’s Board of Directors authorized the repurchase of up to an additional $300 million of the Company’s outstanding shares of common stock. During the nine months ended September 30, 2019, we did not repurchase shares under the July 2018 authorization leaving $200 million available for repurchase under this program. In the first, second and third quarter of 2019, our Board of Directors declared a dividend of $0.11 per share, which was paid to our shareholders. In October 2019, our Board of Directors declared a dividend of $0.11 per share which will be paid on December 19, 2019. See Note O – “Stockholders’ Equity” in the Notes to the Condensed Consolidated Financial Statements for further information regarding the authorization of share repurchase programs, our repurchases of outstanding shares of common stock and the declaration and payment of dividends to our shareholders.

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

Cash Flows

Cash provided by operations for the nine months ended September 30, 2019 totaled $78.4 million, compared to cash used in operations of $19.6 million for the nine months ended September 30, 2018.  The increase in cash provided by operations was primarily driven by working capital efficiency.

Cash provided by investing activities for the nine months ended September 30, 2019 was $128.5 million, compared to $46.0 million of cash used in investing activities for the nine months ended September 30, 2018. The increase in cash provided by investing activities was primarily due to proceeds received from the sale of Demag and ASV shares.

Cash used in financing activities was $85.5 million for the nine months ended September 30, 2019, compared to $218.4 million of cash used in financing activities for the nine months ended September 30, 2018. The decrease in cash used in financing activities was primarily due to share repurchases made during the prior year period.

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

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and other matters. See Note N – “Litigation and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for more information concerning contingencies and uncertainties, including our proceedings involving certain former shareholders of Demag Cranes AG and a claim in Brazil regarding payment of ICMS tax.  We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage, intellectual property and other insurable risks required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any liability. However, we do not believe these contingencies and uncertainties will, individually or in aggregate, have a material adverse effect on our operations. For contingencies and uncertainties other than income taxes, when it is probable that a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

We generate hazardous and non-hazardous wastes in the normal course of our manufacturing operations. As a result, we are subject to a wide range of environmental laws and regulations. All of our employees are required to obey all applicable health, safety and environmental laws and regulations and must observe the proper safety rules and environmental practices in work situations. These laws and regulations govern actions that may have adverse environmental effects, such as discharges to air and water, and require compliance with certain practices when handling and disposing of hazardous and non-hazardous wastes. These laws and regulations would also impose liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances, should any such events occur. We are committed to complying with these standards and monitoring our workplaces to determine if equipment, machinery and facilities meet specified safety standards. Each of our manufacturing facilities is subject to an environmental audit at least once every five years to monitor compliance and no incidents have occurred which required us to pay material amounts to comply with such laws and regulations. We are dedicated to ensuring that safety and health hazards are adequately addressed through appropriate work practices, training and procedures. We are committed to reducing lost time injuries and work toward a world-class level of safety practices in our industry.

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

Foreign Exchange Risk

Our products are sold in over 100 countries around the world. The reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the Euro, British Pound and Australian dollar. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. dollars at the applicable exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency. Due to the continued volatility of foreign currency exchange rates to the U.S. dollar, fluctuations in currency exchange rates may have an impact on the accuracy of our financial guidance. Such fluctuations in foreign currency rates relative to the U.S. dollar may cause our actual results to differ materially from those anticipated in our guidance and have a material adverse effect on our business or results of operations. We note that the upcoming withdrawal of the U.K. from the E.U. may impact the value of the British Pound as compared to the U.S. dollar and other currencies as the U.K. negotiates and executes its exit from the E.U. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures.

At September 30, 2019, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the nine months ended September 30, 2019 would have had approximately a $25 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At September 30, 2019, approximately 50% of our debt was floating rate debt and the weighted average interest rate for all debt was 4.91%.

At September 30, 2019, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings effect on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at September 30, 2019 would have increased interest expense by $1.9 million for the nine months ended September 30, 2019.

Commodities Risk

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, labor disputes, suppliers’ impaired financial condition, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition. Current and potential suppliers are evaluated regularly on their ability to meet our requirements and standards. We actively manage our material supply sourcing, and employ various methods to limit risk associated with commodity cost fluctuations and availability. We design and implement plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base globally, leveraging our overall purchasing volumes to obtain favorable pricing and quantities, developing a closer working relationship with key suppliers and purchasing hedging instruments to partially offset anticipated exposures. One key element of our Execute to Win strategy is to focus on strategic sourcing to gain efficiencies using our global purchasing power.

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Increases in the cost of these materials and components may affect our financial performance. If we are not able to recover increased raw material or component costs from our customers, our margins could be adversely affected. Overall material input costs declined modestly in the third quarter of 2019, driven by lower steel prices compared to the higher levels incurred in the second half of 2018. However, the Section 301 tariffs on certain Chinese origin goods continued to put inflationary pressure on input costs.  We are utilizing exclusions and the duty drawback mechanism to offset some of the impact of these tariffs; however, the indirect impact of the inflationary pressure on costs throughout the supply chain is leading to higher input costs than would otherwise be incurred. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. For more information on commodities risk, see Part II Item 1A. Risk Factors.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of September 30, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance our controls and procedures will detect all errors or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system will be attained.

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

For information concerning litigation and other contingencies and uncertainties, including our proceedings involving certain former shareholders of Demag Cranes AG and a claim in Brazil regarding payment of ICMS tax, see Note N - “Litigation and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes in the quarterly period ended September 30, 2019 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, other than the risk factors presented below which update and replace the similarly named risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Our financial results could be adversely impacted by the U.K.’s departure from the E.U.

Uncertainty related to withdrawal of the U.K. from the E.U., commonly referred to as “Brexit”, could negatively impact the global economy, particularly many important European economies. The U.K.’s deadline to leave the E.U. recently was extended to January 31, 2020. Even with this extension, there remains substantial uncertainty surrounding Brexit and it may still occur without a withdrawal agreement and associated transition in place (a “Hard Brexit”). A Hard Brexit could have a particularly negative impact on the U.K. and other European economies. With a range of outcomes still possible, the impact from Brexit remains uncertain and will depend, in part, on the final outcome of tariff, trade, regulatory and other negotiations. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications withdrawal of the U.K. from the E.U. will have on us, particularly for our MP segment which has significant manufacturing facilities in Northern Ireland. Depending on the ultimate terms of Brexit, we could become subject to, among other things, export tariffs and regulatory restrictions that could increase transaction costs, reduce our ability to hire or retain employees in Northern Ireland, reduce access to supplies and materials, cause shipping delays because of the need for new customs inspections and procedures and reduce demand or access to customers in international markets, all of which would impair our ability to conduct our operations as they have been conducted historically. While we continue to closely monitor Brexit negotiations and take steps to identify and implement potential countermeasures for our businesses that are likely to be affected, these and other potential implications of Brexit could adversely affect our business, financial condition or results of operation.

Changes in import/export regulatory regimes, the imposition of tariffs and escalation of global trade conflicts could continue to negatively impact our business.

The current U.S. administration has expressed strong concerns about imports from countries that it perceives as engaging in unfair trade practices. In 2018, the U.S. Commerce Department initiated tariffs under Section 232 of the Trade Expansion Act of 1962 and Section 301 of the U.S. Trade Act of 1974 which imposed tariffs on steel, aluminum and certain other foreign goods. In response, certain foreign governments, including China, have imposed and are considering imposing additional tariffs on certain U.S. goods. Tariffs on certain Chinese origin goods impact the cost of material and machines that we import directly from our manufacturing operations in China, as well as the cost of material and components imported on our behalf by suppliers. The indirect impact of the inflationary pressure on costs throughout the supply chain and the direct impact, for example, on costs for machines we import from our manufacturing operations in China, is leading to higher input costs than would otherwise be incurred and lower margins on certain products we sell. In addition, tariffs imposed by the Chinese government on U.S. imports have made the cost of some of our products more expensive for our Chinese customers.

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

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended September 30, 2019 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July 1, 2019 - July 31, 2019	2,279	$29.66	—	$200,000
August 1, 2019 - August 31, 2019	2,835	$23.98	—	$200,000
September 1, 2019 - September 30, 2019	6,618	$26.87	—	$200,000
Total	11,732	$26.72	—	$200,000

(1)	Amount includes shares of common stock purchased to satisfy requirements under the Company’s deferred compensation obligations to employees.

(2)	In July 2018, our Board of Directors authorized and the Company publicly announced the repurchase of up to an additional $300 million of the Company’s outstanding common shares.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits set forth below are filed as part of this Form 10-Q.

Exhibit No.	Exhibit

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002. **

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibit filed with this document.
**	Exhibit furnished with this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEREX CORPORATION
(Registrant)

Date:	October 31, 2019	/s/ John D. Sheehan
John D. Sheehan
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	October 31, 2019	/s/ Mark I. Clair
Mark I. Clair
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)