Form 10-K
period 2019-12-31
TEREX CORP
filed 2020-02-14
CIK 97216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10702
TEREX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			34-1531521
(State of Incorporation)			(IRS Employer Identification No.)
200 Nyala Farm Road,	Westport,	Connecticut	06880
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (203) 222-7170
_______________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.01 PAR VALUE	TEX	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☒	No	☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.

Yes	☐	No	☒
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
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $2,144.8 million based on the last sale price on June 28, 2019.

Number of outstanding shares of common stock: 70.7 million as of February 11, 2020.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

As used in this Annual Report on Form 10-K, unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.” Unless specifically noted otherwise, this Annual Report generally speaks as of December 31, 2019 and excludes discontinued operations. Discontinued operations primarily relate to the Demag® mobile cranes business and mobile crane product lines manufactured in our Oklahoma City facility. See Note D - “Discontinued Operations and Assets and Liabilities Held for Sale” in the Notes to the Consolidated Financial Statements for further information.
Forward-Looking Information
Certain information in this Annual Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995) regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies and Uncertainties.” In addition, when included in this Annual Report or in documents incorporated herein by reference, the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

•	our business is cyclical and weak general economic conditions affect the sales of our products and financial results;

•	changes in import/export regulatory regimes and the escalation of global trade conflicts could continue to negatively impact sales of our products and our financial results;

•	our financial results could be adversely impacted by the United Kingdom’s (“U.K.”) departure from the European Union (“E.U.”);

•	changes affecting the availability of the London Interbank Offered Rate ("LIBOR") may have consequences on us that cannot yet reasonably be predicted;

•	our need to comply with restrictive covenants contained in our debt agreements;

•	our ability to generate sufficient cash flow to service our debt obligations and operate our business;

•	our ability to access the capital markets to raise funds and provide liquidity;

•	our business is sensitive to government spending;

•	our business is highly competitive and is affected by our cost structure, pricing, product initiatives and other actions taken by competitors;

•	our retention of key management personnel;

•	the financial condition of suppliers and customers, and their continued access to capital;

•	exposure from providing financing and credit support for some of our customers;

•	we may experience losses in excess of recorded reserves;

•	we are dependent upon third-party suppliers, making us vulnerable to supply shortages and price increases;

•	our business is global and subject to changes in exchange rates between currencies, commodity price changes, regional economic conditions and trade restrictions;

•
our operations are subject to a number of potential risks that arise from operating a multinational business, including compliance with changing regulatory environments, the Foreign Corrupt Practices Act and other similar laws, and political instability;

•	a material disruption to one of our significant facilities;

•	possible work stoppages and other labor matters;

•	compliance with changing laws and regulations, particularly environmental and tax laws and regulations;

•	litigation, product liability claims and other liabilities;

•	our ability to comply with an injunction and related obligations imposed by the United States Securities and Exchange Commission (“SEC”);

•	disruption or breach in our information technology systems and storage of sensitive data;

•	our ability to successfully implement our Execute to Win strategy; and

•	other factors.
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
For the Year Ended December 31, 2019

PART I

ITEM 1.	BUSINESS

GENERAL

Our Company was incorporated in Delaware in October 1986 as Terex U.S.A., Inc. Since that time, we have changed significantly, and much of this change has been historically accomplished through acquisitions and managing our portfolio of companies by divestiture of non-core businesses and products. Today, Terex is a global manufacturer of aerial work platforms, materials processing machinery and cranes. We design, build and support products used in construction, maintenance, manufacturing, energy, minerals and materials management applications. Our products are manufactured in North and South America, Europe, Australia and Asia and sold worldwide. We engage with customers through all stages of the product life cycle, from initial specification and financing to parts and service support. We continue to focus on becoming an industry leading operating company.

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

AERIAL WORK PLATFORMS

Our AWP segment designs, manufactures, services and markets aerial work platform equipment, utility equipment, telehandlers and light towers. Products include portable material lifts, portable aerial work platforms, trailer-mounted articulating booms, self-propelled articulating and telescopic booms, scissor lifts, utility equipment (including truck-mounted digger derricks, auger drills and insulated aerial devices), telehandlers and trailer-mounted light towers, as well as, their related components and replacement parts. Customers use these products to construct and maintain industrial, commercial, institutional and residential buildings and facilities, for construction and maintenance of energized power lines, tree trimming, certain construction and foundation drilling applications, and for other commercial operations, as well as in a wide range of infrastructure projects. We market aerial work platform products principally under the Terex® and Genie® brand names.

AWP has the following significant manufacturing operations:

•	Aerial work platform equipment is manufactured in Redmond and Moses Lake, Washington, Rock Hill, South Carolina, Umbertide, Italy and Changzhou, China;

•	Utility products are manufactured in Watertown and Huron, South Dakota and Betim, Brazil;

•	Telehandlers are manufactured in Oklahoma City, Oklahoma and Umbertide, Italy; and

•	Trailer-mounted light towers, trailer-mounted booms and self-propelled aerials are manufactured in Rock Hill, South Carolina.

We have a parts and logistics center located in North Bend, Washington for our aerial work platform and utility products equipment. Additionally, a portion of our aerial work platform and utility products parts business is conducted at a shared Terex facility in Southaven, Mississippi. Our European, Asian Pacific and Latin American parts and logistics operations are conducted through outsourced facilities.

We also provide service and support for utility and aerial products in the U.S. through a network of service branches and field service operations. We have announced plans to exit and sell our utility hot line tools business in Betim, Brazil.

MATERIALS PROCESSING

Our MP segment designs, manufactures and markets materials processing and specialty equipment, including crushers, washing systems, screens, apron feeders, material handlers, pick and carry cranes, wood processing, biomass and recycling equipment, concrete mixer trucks and concrete pavers, conveyors, and their related components and replacement parts. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries, material handling applications, maintenance applications to lift equipment or material, and in building roads and bridges. We market our MP products principally under the Terex®, Powerscreen®, Fuchs®, EvoQuip®, Canica®, Cedarapids®, CBItm, Simplicity®, Franna®,, Terex Ecotec®, Terex Finlay®, Terex Washing Systems, Terex MPS, Terex Jaques®, Terex Advance®, Terex Conveying Systems and Terex Bid-Well® brand names and business lines.

MP has the following significant manufacturing operations:

•	Mobile crushers, mobile screens, track conveyors and washing systems are manufactured in Omagh and Dungannon, Northern Ireland;

•	Mobile crushers, mobile screens, base crushers, base screens, modular and wheeled crushing and screening plants, track conveyors and washing systems are manufactured in Hosur, India;

•	Modular, mobile and static crushing and screening equipment and base crushers are manufactured in Oklahoma City, Oklahoma;

•	Static crushers and screens are manufactured in Subang Jaya, Malaysia;

•	Crushing and screening equipment is manufactured in Durand, Michigan;

•	Static and mobile crushers are manufactured in Coalville, England;

•	Fabrications, sub-assemblies and steel kits are manufactured in Ballymoney, Northern Ireland;

•	Wood processing, biomass and recycling equipment systems are manufactured in Newton, New Hampshire, Dungannon, Northern Ireland and Campsie, Northern Ireland;

•	Material handlers are manufactured in Bad Schönborn, Germany;

•	Concrete pavers and tracked conveyors are manufactured in Canton, South Dakota;

•	Front discharge concrete mixer trucks are manufactured in Fort Wayne, Indiana;

•	Pick and carry cranes are manufactured in Brisbane, Australia; and

•	Tracked conveyors are manufactured in Campsie, Northern Ireland.

We have North American distribution centers in Louisville, Kentucky and Southaven, Mississippi and service centers in Australia, Thailand, Turkey and Malaysia.

OTHER

We also design, manufacture, service, refurbish and market rough terrain and tower cranes, as well as their related components and replacement parts. Customers use rough terrain cranes to move materials and equipment on rugged or uneven terrain and tower cranes, often in urban areas where space is constrained and in long-term or high rise building sites, to lift construction material and place material at point of use. We market our rough terrain and tower crane products principally under the Terex® brand name.

Rough terrain and tower cranes have the following significant manufacturing operations:

•	Rough terrain cranes are manufactured in Crespellano, Italy; and

•	Tower cranes are manufactured in Fontanafredda, Italy.

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

DISCONTINUED OPERATIONS
Mobile Cranes

On July 31, 2019, we completed the disposition of our Demag® mobile cranes business (“Demag”) to Tadano Ltd. and certain of its subsidiaries (“Tadano”). Products divested were our Demag® all terrain cranes and large lattice boom crawler cranes. During 2019, we also exited North American mobile crane product lines manufactured in our Oklahoma City facility. Our actions to sell Demag and cease manufacturing mobile crane product lines in our Oklahoma City facility represented a significant strategic shift in our business away from mobile cranes as these businesses constituted a significant part of our operations and financial results. As a result, we realigned certain operations that were formerly part of our Cranes segment. For financial reporting periods beginning on or after January 1, 2019, our utilities business has been consolidated within our AWP segment, our pick and carry cranes business has been consolidated within our MP segment and our rough terrain and tower cranes businesses have been consolidated within Corporate and Other. Prior period reportable segment information was adjusted to reflect the realignment of our operations.

Material Handling and Port Solutions (“MHPS”)

On January 4, 2017, we completed disposition of our MHPS business (the “Disposition”) to Konecranes Plc (“Konecranes”). The MHPS business sold constituted the entirety of one of our previous reportable segments and comprised two of our six previous reporting units, represented a significant portion of our revenues and assets, and is therefore accounted for as a discontinued operation for all periods presented. The Disposition represented a significant strategic shift in our business away from universal, process, mobile harbor and ship-to-shore cranes that had a major effect on our operating results.

See Note D – “Discontinued Operations and Assets and Liabilities Held for Sale” in the Notes to the Consolidated Financial Statements for further information regarding dispositions and our discontinued operations.

SUBSEQUENT EVENTS

For financial reporting periods beginning on or after January 1, 2020, our rough terrain and tower cranes operations included within Corporate and Other will be consolidated within our MP segment to align with the Company’s new management and reporting structure. Prior period reportable segment information will be adjusted in succeeding periods to reflect the realignment of our operations.

BUSINESS STRATEGY

Terex is a manufacturer of specialized capital equipment and related services. Our goal is to design, manufacture and market equipment and services that provide superior life-cycle return on invested capital to our customers (“Customer ROIC”). Customer ROIC is a key focus of our organization and is central to our ability to generate returns for investors.

We operate our business based on our value system, “The Terex Way.” The Terex Way values shape the culture of our Company and reflect our collective commitment to and understanding of what it means to be a part of Terex. The Terex Way is based on six key values:

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

During 2016, Terex began implementing a strategy that has three principal elements:

1.	Focus the portfolio on businesses best positioned to generate returns above the cost of capital through the cycle.

2.	Simplify company structure, systems and footprint to improve efficiency and enhance global competitiveness.

3.	Execute to Win, driving process discipline, execution rigor, and accountability in core processes.

The “Focus” element of this strategy concentrated our business portfolio in product categories where we are among the market leaders. Where we were not among the market leaders our strategy has been to either divest those product lines or pursue a business strategy which we believe will enable us to become a market leader. Work related to this strategic theme involved review of all businesses in the portfolio from the perspectives of market attractiveness and competitive position. Several portfolio actions were taken as a result, including the sale of our former MHPS segment, sale of Demag, sale of certain of our former Construction segment product lines and exiting certain North American mobile crane product lines. Though the original objectives have been met, the principles on which the focus element was based will continue to be applied to our Company’s business portfolio. Businesses that do not lead in their markets or do not achieve reasonable return expectations will be reviewed. Meanwhile, businesses that do lead and do deliver attractive returns will be candidates for additional investment.

The “Simplify” element of the Terex strategy is centered on complexity reduction and cost management. Historically, Terex has grown through acquisitions and our businesses were generally operated autonomously. This resulted in a complex legal entity structure, multiple financial systems, and high organizational complexity. As part of our strategy, we have been addressing these issues and are implementing strategic initiatives to simplify our structure, footprint and processes. We have been working to flatten and streamline the organization. We have undertaken finance initiatives to simplify the way that we measure and manage the Company day-to-day. We also simplified the Company’s manufacturing footprint by reducing the number of production facilities, sharing facilities across businesses, and driving aggressive productivity improvement within the facilities we operate. During 2019, following the sale of Demag and exiting certain North American mobile crane product lines, Terex simplified its corporate structure and we are now a two segment company.

The third major theme of the Terex strategy is Execute to Win, which is a focus on three key management processes: talent development, strategy development and deployment, and operational excellence. Execute to Win represents a major change in the philosophy of our Company in terms of where and how work is done. Our goal is to become operationally excellent, balancing desire for business autonomy with the need for overall efficiency and relying on process excellence as a critical enabler of both business and company performance. We have been implementing three specific near-term transformational priorities in our Execute to Win initiatives.

1.
Lifecycle Solutions are comprehensive solutions that include our equipment and other offerings such as financing, spare parts, technical and repair services, operator training, and technology solutions that drive Customer ROIC.

2.	Commercial Excellence is about driving process discipline and execution in our commercial operations, such as sales, pricing, marketing, and sales support.

3.	Strategic Sourcing involves implementing a standard, Terex-wide strategic sourcing process that will help us leverage our spending, thereby achieving lower costs from suppliers.

Capital allocation is an important part of our overall strategy. Our capital allocation priorities (in order) have been:

1.	Maintain an optimal capital structure (~2.5 x average net debt to EBITDA over the cycle).

2.	Organic growth investments (product & service development, maintenance capex, geographic expansion).

3.	Restructuring investments (transformation initiatives, general & administrative cost reduction, footprint rationalization).

4.	Efficient return of capital to shareholders (dividends and share repurchases).

During 2019, we returned approximately $36 million to shareholders in the form of dividends and share repurchases.

PRODUCTS

AERIAL WORK PLATFORMS

AERIAL WORK PLATFORMS. Aerial work platform equipment positions workers and materials easily and quickly to elevated work areas, enhancing safety and productivity at height. These products have been developed as alternatives to scaffolding and ladders. We offer a variety of aerial lifts that are categorized into six product families: portable material lifts; portable aerial work platforms; trailer-mounted articulating booms; self-propelled articulating and self-propelled telescopic booms; and scissor lifts.

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

•	Self-propelled telescopic booms are used outdoors in commercial, industrial and institutional construction, as well as highway and bridge maintenance projects.

•	Scissor lifts are used in indoor and outdoor applications in a variety of construction, industrial, institutional and commercial settings.

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

TELEHANDLERS. Telehandlers are used to move and place materials on residential and commercial construction sites and in the energy and infrastructure industries.

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

MATERIALS PROCESSING

MATERIALS PROCESSING EQUIPMENT. Materials processing equipment is used in processing aggregate materials for building applications and is also used in the quarrying, mining, demolition, recycling, landscaping and biomass production industries. Our materials processing equipment includes crushers, screens and feeders, washing systems as well as wood and biomass chippers, grinders and windrow turners.

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

OTHER

ROUGH TERRAIN CRANES. Rough terrain cranes move materials and equipment on rugged or uneven terrain and are often located on a single construction or work site for long periods. Rough terrain cranes cannot be driven on highways (other than in Italy) and accordingly must be transported by truck to the work site.

TOWER CRANES. Tower cranes are often used in urban areas where space is constrained and in long-term or high-rise building sites. Tower cranes lift construction material and place the material at the point of use. We produce the following types of tower cranes:

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

BACKLOG

Our backlog as of December 31, 2019 and 2018 was as follows:

	December 31,
	2019	2018
	(in millions)
AWP	$752.5	$1,098.1
MP	295.4	512.6
Corporate and other	33.3	50.7
Total	$1,081.2	$1,661.4

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

Our overall backlog amounts at December 31, 2019 decreased $580.2 million from our backlog amounts at December 31, 2018, due to lower orders across all business segments.

AWP segment backlog at December 31, 2019 decreased approximately 31% from our backlog amounts at December 31, 2018. This decrease from the prior year was driven primarily by lower orders in North America and Europe and not all national account customers’ 2020 advance purchase orders were completed by December 31, 2019.

MP segment backlog at December 31, 2019 decreased approximately 42% from our backlog amounts at December 31, 2018. This decrease from the prior year was driven primarily by softening demand for crushing and screening products and material handlers, as well as dealers in the fourth quarter of 2018 ordering a much higher percentage of their 2019 full year equipment requirements due to extended lead times.

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

OTHER

We market our crane products globally, optimizing assorted channel marketing systems, including a distribution network and a direct sales force. Distribution via a distributor network is often utilized in certain geographic areas, including the United States and Canada where we also sell directly to key accounts.

RESEARCH, DEVELOPMENT AND ENGINEERING

We maintain engineering staff primarily at our manufacturing locations to conduct research, development and engineering for site-specific products. We have also established competency centers that support entire segments from single locations in certain fields such as control systems. Our businesses also assess global trends to understand future needs of our customers and help us decide which technologies to implement in future development projects. In addition, our engineering center in India supports our engineering teams worldwide through new product design, existing product design improvement and development of products for local markets. Continually monitoring our materials, manufacturing and engineering costs is essential to identify possible savings, then leverage those savings to improve our competitiveness and our customers’ return on investment. Our research, development and engineering expenses are primarily incurred to develop (i) additional applications and extensions of our existing product lines to meet customer needs, such as the telematics application to remotely monitor and manage our products, and take advantage of growth opportunities, and (ii) customer responsive enhancements and continuous cost improvements of existing products.

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

Product change driven by new regulations continues to be a focus of the Company, including the newest diesel engine emission reduction program introduced in Europe, known as Stage V, which is driving further engine emissions related product development.  Product innovation has become a core element of our growth strategy. We have re-invigorated and increased our emphasis on creating new models and meeting the demands of our customers.  Robust product development pipelines are in place, which we expect will continue to bring new, differentiated products to the market in the years ahead.  We have also focused on producing more cost-effective product solutions across product families, as well as increasing commonalities of components to ease manufacturing processes.

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

COMPETITION

We face a competitive global manufacturing market for all of our products. We compete with other manufacturers based on many factors, particularly price, performance and product reliability. We generally operate under a best value strategy, where we attempt to offer our customers products designed to improve customers’ return on invested capital. However, in some instances, customers may prefer the pricing, performance or reliability aspects of a competitor’s product despite our product pricing or performance. We do not have a single competitor across our business segments. The following table shows the primary competitors for our products in the following categories:

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS
Aerial Work Platforms	Portable Material Lifts and Portable Aerial Work Platforms	Oshkosh (JLG), Vestil, Sumner and Wesco

	Boom Lifts	Oshkosh (JLG), Haulotte, Linamar (Skyjack), Xtreme/Tanfield (Snorkel), JCB and Aichi

	Scissor Lifts	Oshkosh (JLG), Linamar (Skyjack), Haulotte, Manitou and Xtreme/Tanfield (Snorkel), JCB and Dingli

	Telehandlers	Oshkosh (JLG), Skytrak, Caterpillar and Lull brands), JCB, CNH, Merlo and Manitou (Gehl)

	Trailer-mounted Light Towers	Allmand Bros., Generac, Wacker Neuson and Doosan

	Utility Equipment	Altec and Time Manufacturing

Materials Processing	Crushing & Screening Equipment	Metso, Sandvik, Deere (Kleeman), Astec Industries, Keestrack, Rubble Master and Portafill

	Washing Systems	CDE Global, Metso, McLanahan, Azfab, Phoenix Process Equipment, Matec, Weir/Trio and Superior

	Wood Processing, Biomass and Recycling Equipment	Doppstadt, Komptech, Morbark, Vermeer, Astec Industries, Eggersmann, Jenz and Bandit

	Conveyors	Superior, Astec/Telestack, Metso/McCloskey, Puzzulona Thor, Deere (Kleeman), Weir/Trio and Edge

	Material Handlers	Sennebogen, Liebherr and Caterpillar

	Concrete Pavers	Gomaco, Deere (Wirtgen), Power Curbers, Guntert & Zimmerman and Allen Equipment

	Concrete Mixer Trucks	Oshkosh, Kimble and Continental Manufacturing and McNeilus

	Pick and Carry Cranes	TIDD and Humma

Corporate and Other	Rough Terrain Cranes	Liebherr, Manitowoc (Grove), Tadano-Faun, Link-Belt, XCMG, Kato, Zoomlion and Sany

	Tower Cranes	Liebherr, Manitowoc (Potain), Comansa, Jaso, Zoomlion, XCMG and Wolffkran

MAJOR CUSTOMERS

None of our customers individually accounted for more than 10% of our consolidated net sales in 2019. In 2019, our largest customer accounted for less than 6% of our consolidated net sales and our top ten customers in the aggregate accounted for less than 27% of our consolidated net sales. A material portion of AWP net sales are to national rental companies.

EMPLOYEES

As of December 31, 2019, we had approximately 9,500 employees; including approximately 4,700 employees in the U.S. Approximately one percent of our employees in the U.S. are represented by labor unions. Outside of the U.S., we enter into employment contracts and collective agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. We generally consider our relations with our employees to be good.

PATENTS, LICENSES AND TRADEMARKS

We use proprietary materials such as patents, trademarks, trade secrets and trade names in our operations and take actions to protect these rights.

We use several significant trademarks and trade names, most notably the Terex®, Genie®, Powerscreen® and Fuchs® trademarks. The other trademarks and trade names that we use include registered trademarks of Terex Corporation or its subsidiaries.

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

We generate hazardous and non-hazardous wastes in the normal course of our manufacturing operations. As a result, we are subject to a wide range of environmental laws and regulations. All of our employees are required to obey all applicable health, safety and environmental laws and regulations and must observe the proper safety rules and environmental practices in work situations. These laws and regulations govern actions that may have adverse environmental effects, such as discharges to air and water, and require compliance with certain practices when handling and disposing of hazardous and non-hazardous wastes. These laws and regulations would also impose liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances, should any such events occur. We are committed to complying with these standards and monitoring our workplaces to determine if equipment, machinery and facilities meet specified safety standards. Each of our manufacturing facilities is subject to an environmental audit at least once every five years to monitor compliance and no incidents have occurred which required us to pay material amounts to comply with such laws and regulations. We are dedicated to ensuring that safety and health hazards are adequately addressed through appropriate work practices, training and procedures. We are committed to reducing lost time injuries and working towards a world-class level of safety practices in our industry.

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

Use and operation of our equipment in an environmentally conscious manner is an important priority for us. We are aware of global discussions regarding climate change and the impact of greenhouse gas emissions on global warming. We are increasing our production of products that have lower greenhouse gas emissions in response to both regulatory initiatives and anticipated market demand trends. For example, the newest diesel engine emission reduction program introduced in Europe, known as Stage V, is driving further engine emissions related product development. Our segments also offer products that use plug-in electric hybrid technology to save fuel, reduce emissions and reduce noise in residential areas.

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

SEASONAL FACTORS

Terex is a globally diverse company, supporting multiple end uses.  Seasonality is a factor in some businesses, where annual purchasing patterns are impacted by the seasonality of downstream project spending.  Specifically, our businesses can experience stronger demand during the second quarter, as customers in the northern hemisphere make investments in time for the annual construction season (April to October). While we expect a normal historical sales pattern in 2020, our earnings generated in the first quarter of 2020 are projected to be less than the historical pattern due to lower revenues in AWP combined with unabsorbed overhead on production below retail demand.

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

Demand for our products tends to be cyclical and is affected by the general strength of the economies in which we sell our products, prevailing interest rates, residential and non-residential construction spending, capital expenditure allocations of our customers and other factors. We currently expect market conditions to remain challenged in 2020 and expect continued geopolitical and economic uncertainty. If the global economy weakens or customers’ perceptions concerning the timing of the economic cycle change, it may cause customers to continue to forgo or postpone new purchases in favor of reducing their existing fleets or refurbishing or repairing existing machinery.

Our sales depend in part upon our customers’ replacement or repair cycles, which are impacted in part by historical purchase levels. In addition, if our customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable owed to us. If global economic conditions are weaker than our market expectations or the global economic weakness of the past were to recur, then there could be an adverse effect on our net sales, financial condition, profitability and/or cash flow which could result in the need for us to record impairments.

Changes in import/export regulatory regimes, the imposition of tariffs and escalation of global trade conflicts could continue to negatively impact our business.

The current U.S. administration continues to express strong concerns about imports from countries that it perceives as engaging in unfair trade practices. The U.S. government has imposed tariffs on certain foreign goods from a variety of countries and regions and has raised the possibility of imposing additional tariff increases or expanding the tariffs to capture other types of goods. In response, many of these foreign governments have imposed retaliatory tariffs on goods that their countries import from the U.S. Changes in U.S. trade policy have and may continue to result in one or more foreign governments adopting responsive trade policies that make it more difficult or costly for us to do business in or import our products from those countries. For example, tariffs on certain Chinese origin goods impact the cost of material and machines we import directly from our manufacturing operations in China, as well as the cost of material and components imported on our behalf by suppliers. The indirect impact of inflationary pressure on costs throughout the supply chain and the direct impact, for example, on costs for machines we import from our manufacturing operations in China, is leading to higher input costs and lower margins on certain products we sell. In addition, tariffs imposed by the Chinese government on U.S. imports have made the cost of some of our products more expensive for our Chinese customers.

We cannot predict the extent to which the U.S. or other countries will impose new or additional quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. Tariffs and the possibility of an escalation or further developments of current trade conflicts, particularly between the U.S. and China, could continue to negatively impact global trade and economic conditions in many of the regions where we do business. This could result in continued significant increases in our material and component costs and the cost of machinery imported directly from our manufacturing operations in China. In addition, it may adversely impact demand for our products in China and elsewhere.

While we have been able to mitigate a portion of the effects of recent tariffs through the U.S. government’s duty draw back mechanism and from tariff exclusions, there can be no assurance that any existing tariff exclusions that have been granted will be extended beyond their expiration dates. In addition, if we are unable to recover a substantial portion of increased raw material, component or machinery costs either through duty draw-back, tariff exclusions or from our customers and suppliers this could have an adverse effect on our business or results of operations.

Our financial results could be adversely impacted by the U.K.’s departure from the E.U.

Uncertainty related to the withdrawal of the U.K. from the E.U. commonly referred to as “Brexit,” could negatively impact the global economy, particularly many important European economies. While the U.K. officially left the E.U. on January 31, 2020, the U.K. has entered into a transition period during which period of time the U.K.’s trading relationship with the E.U. will remain largely the same while the U.K. negotiates trade and other agreements with the E.U. and other countries. The terms and eventual date of any agreement between the U.K and E.U. remain highly uncertain. Given the lack of comparable precedent, it is not certain what financial, trade and legal implications the withdrawal of the U.K. from the E.U. will ultimately have on us, particularly for our MP segment which has significant manufacturing facilities in Northern Ireland. Depending on the agreements negotiated by the U.K. with the E.U. and other countries, we could become subject to, among other things, export tariffs and regulatory restrictions that could increase transaction costs, reduce our ability to hire or retain employees in Northern Ireland, reduce access to supplies and materials, cause shipping delays because of the need for new customs inspections and procedures and reduce demand or access to customers in international markets, all of which would impair our ability to conduct our operations as they have been conducted historically. While we continue to closely monitor negotiations and take steps to identify and implement potential countermeasures for our businesses that are likely to be affected, these and other potential implications of Brexit could adversely affect our business, financial condition or results of operation.

Changes affecting the availability of LIBOR may have consequences on us that cannot yet reasonably be predicted.

We currently have outstanding variable rate debt with interest rates based on LIBOR. The LIBOR benchmark has been the subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. These reforms may cause LIBOR to perform differently than in the past and LIBOR may ultimately cease to exist after 2021. LIBOR reforms could result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. Although we continue to monitor the status and discussions regarding LIBOR, at this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates on our Company. It is possible this change may cause our interest expense to increase and our available cash flow and /or financial condition to be adversely affected.

We have a significant amount of debt outstanding and must comply with restrictive covenants in our debt agreements.

Our total debt at December 31, 2019 was approximately $1.2 billion. Our credit agreement and other debt agreements contain financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. As of December 31, 2019, we are in compliance with the financial covenants. However, increases in our debt, increases in our interest expense or decreases in our earnings could cause us to fail to comply with these financial covenants. Failing to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our financial position, results of operations and debt service capability.

Our level of debt and the financial and restrictive covenants contained in our credit agreement could have important consequences on our financial position and results of operations, including increasing our vulnerability to increases in interest rates because debt under our credit agreement bears interest at variable rates. In addition, our credit agreement indebtedness may use LIBOR as a benchmark for establishing our interest rate. As discussed above, LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform which may cause LIBOR to perform differently than in the past or to be replaced entirely. Consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our credit agreement indebtedness.

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

Our access to capital markets to raise funds through the sale of equity or debt securities is subject to various factors, including general economic and/or financial market conditions. Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce our earnings and cash flows. If our consolidated cash flow coverage ratio is less than 2.0 to 1.0, we are subject to significant restrictions on the amount of indebtedness we can incur. Although our cash flow coverage ratio was greater than 2.0 to 1.0 at the end of 2019, there can be no assurance this will continue to occur.

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

Our industry is highly competitive. To compete successfully, our products must excel in terms of quality, reliability, productivity, price, features, ease of use, safety and comfort, and we must provide excellent customer service. The greater financial resources of certain of our competitors may put us at a competitive disadvantage. Low-cost competition from China and other developing markets could also result in decreased demand for our products. If competition in our industry intensifies or if our current competitors lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products. If we are unable to provide continued technological improvements in our equipment that meet our customers’ expectations, or the industry’s expectations, the demand for our equipment could be substantially adversely affected. Our ability to match new product offerings to diverse global customers’ anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is critical to our success. This requires a thorough understanding of our existing and potential customers on a global basis, particularly in developing markets, including China, India, Brazil and the Middle East. Failure to compete effectively could result in lower revenues from our products and services, lower gross margins or cause us to lose market share.

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

As of December 31, 2019, we had trade receivables of $401.9 million. We evaluate the collectability of open accounts, finance receivables and note receivables based on a combination of factors and establish reserves based on our estimates of probable losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to recover. We also establish additional reserves based upon our analysis of the quality of the current receivables, the current financial position of our customers and past collections experience. An unexpected change in customer financial condition or future economic uncertainty could result in additional requirements for specific reserves, which could have a negative impact on our consolidated financial position.

We are dependent upon third-party suppliers, making us vulnerable to supply shortages and price increases.

We obtain materials and manufactured components from third-party suppliers. In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials are generally available. Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, trade barriers, labor disputes, suppliers’ impaired financial condition, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition.

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

Our products are sold in over 100 countries around the world. The reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the Euro, British Pound and Australian dollar. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. dollars at the applicable exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency. Due to the continued volatility of foreign currency exchange rates to the U.S. dollar, fluctuations in currency exchange rates may have an impact on the accuracy of our financial guidance. Such fluctuations in foreign currency rates relative to the U.S. dollar may cause our actual results to differ materially from those anticipated in our guidance and have a material adverse effect on our business or results of operations. We also note that Brexit may negatively impact the value of the British Pound as compared to the U.S. dollar and other currencies.

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

The legislative and regulatory framework for privacy and data protection issues worldwide is also rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect and transfer personal data as part of our business processes and activities. This data is subject to a variety of U.S., E.U. and other international laws and regulations, including oversight by various regulatory or other governmental bodies. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations (including at newly acquired companies) could result in additional cost and liability to us or company officials, damage our reputation, inhibit sales, and otherwise adversely affect our business.

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

As of December 31, 2019, we employed approximately 9,500 people worldwide in our continuing operations businesses. While we have no reason to believe that we will be impacted by work stoppages or other labor matters, we cannot assure that future issues with our team members or labor unions will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our team members. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce.

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

While plans are in place to continue to comply with the phase-in of European Stage V regulations, we are dependent on our engine suppliers to continue to timely deliver engines which meet applicable emissions regulations. A failure to timely receive appropriate engines from our suppliers could result in our being placed in uncompetitive positions or without finished product when needed. Compliance with environmental laws and regulations has required, and will continue to require, us to make expenditures, however we do not expect these expenditures to have a material adverse effect on our business or results of operations.

There is also increased focus, including by governmental and non-governmental organizations, investors and other stakeholders, on these and other sustainability matters. Maintaining a strong reputation with customers, investors, stakeholders and trade partners is critical to the success of our business. We devote significant time and resources to programs that are consistent with our corporate values and are designed to protect and preserve our reputation as a good corporate citizen. Any perception (whether or not valid) of our failure to act responsibly with respect to the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning climate change or other sustainability concerns could adversely affect our business and reputation.

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

We and our directors, officers and employees are required to comply at all times with the terms of a 2009 settlement with the SEC that includes an injunction barring us from committing or aiding and abetting any future violations of the anti-fraud, books and records, reporting and internal control provisions of the federal securities laws and related SEC rules. In addition, regarding a separate and unrelated SEC matter, we consented to the entry of an administrative cease and desist order prohibiting future violations of certain provisions of the federal securities laws. As a result, if we commit or aid or abet any future violations of the anti-fraud, books and records, reporting and internal control provisions of the federal securities laws and related SEC rules, we are likely to suffer severe penalties, financial and otherwise, that could have a material negative impact on our business and results of operations.

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

The current cyber threat environment indicates increased risk for all companies. In addition, we could be impacted by cyber threats, disruptions or vulnerabilities of our customers and suppliers. Like other global companies, we have experienced cyber threats and incidents, although none have had a material adverse effect on our business or financial condition. Our information security efforts include programs designed to address security governance, identification and protection of critical assets, insider risk, third-party risk and cyber defense operations. While these measures are designed to reduce the risk of a breach or failure of our information technology systems, no security measures or countermeasures can guarantee that the Company will not experience a significant information security incident in the future.

The timing and amount of benefits from the Company’s Execute to Win initiatives may not be as expected and the Company’s financial results could be adversely impacted.

We have continued to implement our Focus, Simplify and Execute to Win initiatives as part of our strategy to deliver long-term growth and earnings to our shareholders. The Execute to Win component of this strategy has three priority areas: Lifecycle Solutions, Commercial Excellence and Strategic Sourcing. We made significant investments in each of these priority areas. However, we cannot provide any assurance that we will be able to realize the anticipated benefits of these initiatives. Although Execute to Win is expected to improve future operating margins and revenue growth, if the Company is unable to achieve expected benefits from one or more of these three initiatives or is unable to complete these initiatives without material disruption to our businesses, the timing and amount of benefits may not be as expected and could adversely impact the Company’s competitive position, financial condition, profitability and/or cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2019, our principal manufacturing, warehouse, service and office facilities comprised a total of approximately 7 million square feet of space worldwide. The following table outlines the principal manufacturing, warehouse, service and office facilities owned or leased (as indicated below) by the Company and its subsidiaries in relation to our continuing businesses:

BUSINESS SEGMENT	FACILITY LOCATION	BUSINESS SEGMENT	FACILITY LOCATION

Corporate/Other	Westport, Connecticut (1)	MP	Louisville, Kentucky
	Schaffhausen, Switzerland (1)		Durand, Michigan
	Crespellano, Italy		Coalville, England
	Fontanafredda, Italy		Hosur, India
AWP	Rock Hill, South Carolina		Subang Jaya, Malaysia (1)
	Moses Lake, Washington (1)		Ballymoney, Northern Ireland
	North Bend, Washington (1)		Campsie, Northern Ireland
	Redmond, Washington (1)		Dungannon, Northern Ireland (1)
	Changzhou, China		Omagh, Northern Ireland (1)
	Umbertide, Italy		Newton, New Hampshire
	Darra, Australia (1)		Canton, South Dakota
	Watertown, South Dakota (1)		Fort Wayne, Indiana
	Huron, South Dakota		Bad Schönborn, Germany
	Betim, Brazil (1) (2)		Brisbane, Australia (1)
		Multiple Business Segments	Southaven, Mississippi (1)
Oklahoma City, Oklahoma

(1)	These facilities are either partially or fully leased or subleased.
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

For information concerning litigation and other contingencies and uncertainties, including our proceedings involving a claim in Brazil regarding payment of ICMS tax (Brazilian state value-added tax), see Note O – “Litigation and Contingencies,” in the Notes to the Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $.01 per share (“Common Stock”) is traded on the New York Stock Exchange (“NYSE”) under the symbol “TEX.” Certain of our debt agreements contain restrictions as to the payment of cash dividends to stockholders. In addition, Delaware law limits payment of dividends. In February 2020, Terex’s Board of Directors declared a dividend of $0.12 per share to be paid on March 19, 2020. Any additional payments of dividends will depend upon our financial condition, capital requirements and earnings, as well as other factors that the Board of Directors may deem relevant.

As of February 11, 2020, there were 582 stockholders of record of our Common Stock.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of $100 invested in our Common Stock, the Standard & Poor’s 500 Stock Index and the Peer Group (as defined below) for the period commencing December 31, 2014 through December 31, 2019. The cumulative total stockholder return assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance. The companies in the Peer Group are weighted by market capitalization.

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

	12/14	12/15	12/16	12/17	12/18	12/19
Terex Corporation	100.00	66.76	115.69	178.49	103.14	113.13
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
Peer Group	100.00	89.79	111.88	147.27	124.31	169.63
Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended December 31, 2019 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
October 1, 2019 – October 31, 2019	2,498	$23.99	—	$200,000
November 1, 2019 – November 30, 2019	140,156	$27.69	138,275	$196,176
December 1, 2019 – December 31, 2019	41,625	$28.08	37,000	$195,146
Total	184,279	$27.72	175,275	$195,146

(1)	Amount includes shares of common stock purchased to satisfy requirements under the Company’s deferred compensation obligations to employees.

(2)	In July 2018, our Board of Directors authorized and the Company publicly announced the repurchase of up to an additional $300 million of the Company’s outstanding common shares.

ITEM 6.	SELECTED FINANCIAL DATA

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

(in millions, except per share amounts and employees)	AS OF OR FOR THE YEAR ENDED DECEMBER 31,
	2019	2018	2017	2016	2015
SUMMARY OF OPERATIONS
Net sales	$4,353.1	$4,517.2	$3,793.7	$3,808.5	$4,141.3
Income (loss) from operations	335.0	412.5	228.2	124.9	300.4
Income (loss) from continuing operations	209.7	241.7	111.0	47.8	108.9
Income (loss) from discontinued operations – net of tax	(155.4)	(130.4)	(49.6)	(226.8)	36.7
Gain (loss) on disposition of discontinued operations – net of tax	0.1	2.4	67.3	3.5	3.4
Net income (loss) attributable to common stockholders	54.4	113.7	128.7	(176.1)	145.9
Per Common and Common Equivalent Share:
Basic attributable to common stockholders
Income (loss) from continuing operations	$2.95	$3.21	$1.20	$0.45	$1.02
Income (loss) from discontinued operations – net of tax	(2.18)	(1.73)	(0.53)	(2.11)	0.31
Gain (loss) on disposition of discontinued operations – net of tax	—	0.03	0.72	0.03	0.03
Net income (loss) attributable to common stockholders	0.77	1.51	1.39	(1.63)	1.36
Diluted attributable to common stockholders
Income (loss) from continuing operations	$2.92	$3.14	$1.17	$0.45	$1.00
Income (loss) from discontinued operations – net of tax	(2.16)	(1.69)	(0.52)	(2.11)	0.30
Gain (loss) on disposition of discontinued operations – net of tax	—	0.03	0.71	0.03	0.03
Net income (loss) attributable to common stockholders	0.76	1.48	1.36	(1.63)	1.33

CURRENT ASSETS AND LIABILITIES
Current assets	$2,019.7	$2,423.0	$2,383.0	$2,700.5	$3,140.2
Current liabilities	872.4	1,214.7	1,035.5	1,407.0	1,458.6
PROPERTY, PLANT AND EQUIPMENT
Net property, plant and equipment	$389.4	$317.3	$277.7	$277.1	$329.8
Capital expenditures	(105.5)	(91.0)	(31.7)	(48.8)	(74.4)
Depreciation	39.6	39.0	47.0	52.0	50.9
TOTAL ASSETS	$3,195.6	$3,485.9	$3,462.5	$5,006.8	$5,616.0

CAPITALIZATION
Long-term debt	$1,175.7	$1,214.7	$979.1	$1,570.0	$1,791.0
Total Terex Corporation Stockholders’ Equity	932.3	860.5	1,222	1,484.7	1,877.4
Dividends per share of Common Stock	0.44	0.40	0.32	0.28	0.24
Shares of Common Stock outstanding at year end	70.4	69.6	80.2	105.0	107.7
EMPLOYEES (1), (2)	9,500	9,900	8,900	9,200	10,500
For more information on items that affect comparability among the years, see Note D - “Discontinued Operations and Assets and Liabilities Held for Sale” in the Notes to the Consolidated Financial Statements.

(1) Excludes approximately 6,800 and 6,700 MHPS employees in years 2016 and 2015, respectively.
(2) Excludes approximately 1,800, 1,800, 2,100 and 3,200 Mobile Cranes employees in years 2018, 2017, 2016, and 2015, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a global manufacturer of aerial work platforms, materials processing machinery and cranes. We design, build and support products used in construction, maintenance, manufacturing, energy, minerals and materials management applications. Our products are manufactured in North and South America, Europe, Australia and Asia and sold worldwide. We engage with customers through all stages of the product life cycle, from initial specification and financing to parts and service support. We manage and report our business in the following segments: (i) AWP and (ii) MP.

On July 31, 2019, we completed the disposition of Demag to Tadano. During 2019, we also exited North American mobile crane product lines manufactured in our Oklahoma City facility. As a result, we realigned certain operations, formerly part of our Cranes segment. For financial reporting periods beginning on or after January 1, 2019, our utilities business has been consolidated within our AWP segment, our pick and carry cranes business has been consolidated within our MP segment and our rough terrain and tower cranes businesses have been consolidated within Corporate and Other. Prior period reportable segment information was adjusted to reflect the realignment of our operations.

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

As changes in foreign currency exchange rates have a non-operating impact on our financial results, we believe excluding effects of these changes assists in assessment of our business results between periods. We calculate the translation effect of foreign currency exchange rate changes by translating current period results using rates that the comparable prior periods were translated at to isolate the foreign exchange component of fluctuation from the operational component. Similarly, impact of changes in our results from acquisitions and divestitures not included in comparable prior periods may be subtracted from the absolute change in results to allow for better comparability of results between periods.

We calculate a non-GAAP measure of free cash flow. We define free cash flow as Net cash provided by (used in) operating activities, plus (minus) increases (decreases) in Terex Financial Services finance receivables consisting of sales-type leases and commercial loans (“TFS Assets”), less Capital expenditures, net of proceeds from sale of capital assets, plus the estimated level of net working capital in divested businesses at the closing date. We believe this measure of free cash flow provides management and investors further useful information on cash generation or use in our primary operations.

We discuss forward looking information related to expected earnings per share (“EPS”) excluding unusual items. Our 2020 outlook for earnings per share is a non-GAAP financial measure because it excludes unusual items. The Company is not able to reconcile these forward-looking non-GAAP financial measures to their most directly comparable forward-looking GAAP financial measures without unreasonable efforts because the Company is unable to predict with a reasonable degree of certainty the exact timing and impact of such items. The unavailable information could have a significant impact on the Company’s full-year 2020 GAAP financial results. Adjusted EPS provides guidance to investors about our EPS expectations excluding unusual items that we do not believe are reflective of our ongoing operations.

Working capital is calculated using the Consolidated Balance Sheet amounts for Trade receivables (net of allowance) plus Inventories (net of allowance), less Trade accounts payable and Customer advances. We view excessive working capital as an inefficient use of resources, and seek to minimize the level of investment without adversely impacting ongoing operations of the business. Trailing three months annualized net sales is calculated using net sales for the most recent quarter end multiplied by four. The ratio calculated by dividing working capital by trailing three months annualized net sales is a non-GAAP measure we believe measures our resource use efficiency.

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

Overview

Focus, Simplify and Execute to Win have been the three pillars of our business strategy. We continued to implement the elements of our strategy in 2019. We completed the sale of Demag and exited the mobile crane product lines manufactured at our Oklahoma City facility. These actions have positively impacted Terex by Focusing our portfolio on high performing businesses best positioned to out-earn their cost of capital over the cycle. We also continued to simplify and optimize our manufacturing footprint. We had the official opening of MP’s new Northern Ireland facility and our new Utilities manufacturing facility in South Dakota remains on schedule and within budget. MP’s capacity expansion in India also remains on track. These investments enable simplification and improved manufacturing productivity critical to our future success and growth. In addition, we have transitioned to a simpler two segment operating structure that has reduced corporate operating expenses. We continued to invest in our Execute to Win business system, focusing on enhancing our capabilities by investing in people, processes and tools in our three priority areas: Commercial Excellence, Parts and Lifecycle Solutions and Strategic Sourcing.

Overall, 2019 was a challenging year for us. Operationally, MP had excellent performance in 2019 as it increased sales and expanded operating margin. However, softening in the Company’s aerials business more than offset MP’s strong operating performance. Despite the challenging global markets, our global, cross-segment parts and services team drove 9% revenue growth on currency neutral basis in parts and services even though machine sales were down throughout the Company.

Our AWP segment’s 2019 net sales were down 8% from the prior year. AWP’s revenue declines were greatest in North America and Western Europe as concerns over the global macroeconomic market for industrial equipment caused rental customers for aerials to hold back capital equipment purchases. This more than offset revenue increases for utility products in North America as well as for aerials in China, which improved due to market growth and increased product adoption. To align with customer demand and manage inventory levels, we reduced aerial production throughout 2019 with fourth quarter 2019 production levels approximately 45% lower than production levels in the fourth quarter of 2018. AWP’s lower sales, significantly reduced production levels and the strong U.S. Dollar relative to the Euro were the primary drivers in the operating profit reduction in 2019 as compared to the prior year. We expect continued growth for our utilities business in 2020 and the caution being exhibited by our aerials rental customers during 2019 to continue into 2020. As a result, we expect AWP sales to be down 7%-10% and operating margins to contract to 6%-7% in 2020.

Our MP segment had another strong year, with its operating profit improving on increased net sales. These results were driven primarily by continued demand for crushing and screening products, concrete trucks, material handlers and pick and carry cranes, as well as effective price and cost management. The strong U.S. Dollar to the British Pound provided a modest tailwind for our crushing and screening business. However, MP did have challenging markets at the end of the year as cautious customer sentiment led to delays of capital purchases of crushing and screening products, material handlers and environmental equipment. As a result of this market softening, we expect MP sales, including our tower and rough terrain cranes businesses, to be down 8%-11% and operating margins to contract to 12.3%-13% in 2020.

Geographically, our largest market is North America, which represents approximately 57% of our global sales in continuing operations. As compared to prior year, our sales were down in North America, Europe, the Middle East and Africa, up in Asia Pacific and up by double digits off a low base in Latin America.

We continued to execute our disciplined capital allocation strategy in 2019. In addition to making strategic investments in our businesses to drive more efficient manufacturing, such as the construction of our new Utilities manufacturing center in South Dakota and expansion of MP locations in the U.K. and India, we have also reduced inventories of finished goods in the second half of 2019 by adjusting production rates down at AWP. Furthermore, we completed sales of businesses and investments, including the sale of our Demag mobile cranes business, in 2019, generating approximately $160 million of additional cash for Terex. We also generated approximately $86 million of free cash flow in 2019. We expect to generate an additional $140 million of free cash flow in 2020. We also continued to return capital to shareholders. Between dividends and share repurchases in 2019, approximately $36 million was returned to shareholders. Finally, our Board of Directors approved increasing our quarterly dividend in 2020 by 9% to $0.12 per share.

We believe our liquidity continues to be sufficient to meet our business plans. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

Based on the challenging global industrial equipment market, we expect 2020 earnings per share (“EPS”) to be between $1.85 and $2.35, on net sales of approximately $3.9 billion. This EPS guidance (i) is based on an expected tax rate of 19%, (ii) anticipates renewal of the current Section 301 tariff exclusions we are receiving from the U.S. government, (iii) excludes any benefit associated with our existing share repurchase program and (iv) does not anticipate any material impact associated with Brexit. Also, with respect to the Coronavirus, we are not currently anticipating any material impact on our 2020 results; however, we do expect to have lower sales and earnings from our AWP China facility in the first half of 2020 which is expected to be made up in the second half of the year.

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

Furthermore, we believe returns on capital deployed in TFS do not represent our primary operations and, therefore, TFS Assets and results from operations have been excluded from the Non-GAAP Measures. Debt is calculated using amounts for Current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ adjusted NOPAT as this represents the most recent 12-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) thereby providing, over the same time period as the numerator, four quarters of average invested capital.

Terex management and Board of Directors use ROIC as one measure to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Terex Corporation stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at December 31, 2019 was 17.6%.

Amounts described below are reported in millions of U.S. dollars, except for the annualized effective tax rates. Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Dec '19	Sep '19	Jun '19	Mar '19	Dec '18
Annualized effective tax rate as adjusted	15.6%	15.6%	15.6%	15.6%
Income (loss) from operations as adjusted	$35.3	$86.2	$127.9	$104.8
Multiplied by: 1 minus annualized effective tax rate	84.4%	84.4%	84.4%	84.4%
Adjusted net operating income (loss) after tax	$29.8	$72.8	$107.9	$88.5
Debt as adjusted	$1,175.7	$1,175.6	$1,351.9	$1,477.8	$1,219.4
Less: Cash and cash equivalents as adjusted	(540.1)	(475.5)	(394.6)	(330.2)	(372.1)
Debt less Cash and cash equivalents as adjusted	$635.6	$700.1	$957.3	$1,147.6	$847.3
Total Terex Corporation stockholders’ equity as adjusted	$963.7	$881.3	$852.2	$743.4	$752.5
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$1,599.3	$1,581.4	$1,809.5	$1,891.0	$1,599.8

December 31, 2019 ROIC	17.6%
NOPAT as adjusted (last 4 quarters)	$299.0
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity, as adjusted (5 quarters)	$1,696.2

	Three months ended 12/31/19	Three months ended 9/30/19	Three months ended 6/30/19	Three months ended 3/31/19
Reconciliation of income (loss) from operations:
Income (loss) from operations as reported	$22.9	$86.4	$126.0	$99.7
Adjustments:
Deal related	—	(0.9)	(7.0)	0.2
Restructuring and related	9.8	2.2	8.7	1.7
Transformation	3.4	2.2	4.0	4.1
Other	0.2	—	—	—
(Income) loss from TFS	(1.0)	(3.7)	(3.8)	(0.9)
Income (loss) from operations as adjusted	$35.3	$86.2	$127.9	$104.8

	As of 12/31/19	As of 9/30/19	As of 6/30/19	As of 3/31/19	As of 12/31/18
Reconciliation of Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$535.1	$470.6	$367.5	$304.6	$339.5
Cash and cash equivalents - assets held for sale	5.0	4.9	27.1	25.6	32.6
Cash and cash equivalents as adjusted	$540.1	$475.5	$394.6	$330.2	$372.1

Reconciliation of Debt:
Debt - continuing operations	$1,175.7	$1,175.6	$1,347.7	$1,473.4	$1,214.7
Debt - liabilities held for sale	—	—	4.2	4.4	4.7
Debt as adjusted	$1,175.7	$1,175.6	$1,351.9	$1,477.8	$1,219.4

Reconciliation of Terex Corporation stockholders’ equity:
Terex Corporation stockholders’ equity as reported	$932.3	$866.3	$860.1	$781.8	$860.5
TFS Assets	(154.0)	(159.0)	(180.2)	(204.6)	(185.1)
Effects of adjustments, net of tax:
Deal related	75.3	75.3	75.8	83.1	—
Restructuring and related	31.0	22.7	19.2	9.5	6.8
Transformation	23.5	20.6	18.4	13.9	9.1
Pension annuitization	56.3	56.3	56.3	56.3	56.3
Other	7.4	6.4	6.8	4.4	5.1
(Income) loss from TFS	(8.1)	(7.3)	(4.2)	(1.0)	(0.2)
Terex Corporation stockholders’ equity as adjusted	$963.7	$881.3	$852.2	$743.4	$752.5

Year Ended December 31, 2019	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$247.5	$(37.8)	15.3%
Effect of adjustments:
Deal related	(7.5)	0.2
Restructuring and related	22.4	(4.7)
Transformation	13.7	(2.8)
Other	0.6	(0.1)
Tax related	—	2.0
As adjusted	276.7	(43.2)	15.6%

RESULTS OF OPERATIONS

2019 COMPARED WITH 2018

Consolidated

	2019		2018
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$4,353.1	—	$4,517.2	—	(3.6)%
Gross profit	$887.8	20.4%	$961.9	21.3%	(7.7)%
SG&A	$552.8	12.7%	$549.4	12.2%	0.6%
Income (loss) from operations	$335.0	7.7%	$412.5	9.1%	(18.8)%

Net sales for the year ended December 31, 2019 decreased $164.1 million when compared to 2018. The decrease in net sales was primarily due to weakening demand for aerial work platforms in North America and Western Europe in our AWP segment and changes in foreign exchange rates which negatively impacted consolidated net sales by approximately $105 million, partially offset by higher demand for equipment in our MP segment and aerial work platforms in China and utility equipment in our AWP segment.

Gross profit for the year ended December 31, 2019 decreased $74.1 million when compared to 2018. The decrease was primarily due to the negative impact of foreign exchange rate changes across all segments and lower sales volume and factory overhead absorption in our AWP segment, partially offset by higher sales volume in our MP segment and favorable price variances in our AWP segment.

SG&A costs for the year ended December 31, 2019 increased $3.4 million when compared to 2018 primarily due to increased engineering and selling costs, partially offset by lower personnel costs.

Income from operations decreased by $77.5 million for the year ended December 31, 2019 when compared to 2018. The decrease was primarily due to the negative effects of foreign exchange rate changes in all segments and lower sales volume and factory overhead absorption in our AWP segment, partially offset by higher sales volume in our MP segment and favorable price variances in our AWP segment.

Aerial Work Platforms

	2019		2018
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,726.6	—	$2,950.4	—	(7.6)%
Income from operations	$196.2	7.2%	$300.5	10.2%	(34.7)%

Net sales for the AWP segment for the year ended December 31, 2019 decreased $223.8 million when compared to 2018 primarily due to weakening demand for aerial work platforms in North America and Western Europe, partially offset by increased sales in China and higher demand for utility equipment. Net sales were negatively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $43 million.

Income from operations for the year ended December 31, 2019 decreased $104.3 million when compared to 2018. The decrease was primarily due to lower sales volume, lower factory overhead absorption from a decrease in overall production volume, the negative effects of foreign exchange rate changes and higher engineering and selling costs, partially offset by favorable price variances and a change in allocation of health care costs.

Materials Processing

	2019		2018
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,371.4	—	$1,322.6	—	3.7%
Income from operations	$196.8	14.4%	$176.0	13.3%	11.8%

Net sales for the MP segment increased by $48.8 million for the year ended December 31, 2019 when compared to 2018 primarily due to higher demand for material handlers and mobile crushing and screening equipment, pick and carry equipment primarily in Australia and concrete mixer trucks in North America. Net sales were negatively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $50 million.

Income from operations for the year ended December 31, 2019 increased $20.8 million when compared to 2018 primarily due to higher sales volume, partially offset by the negative effects of foreign exchange rate changes.

Corporate and Other / Eliminations

	2019		2018
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$255.1	—	$244.2	—	4.5%
Loss from operations	$(58.0)	(22.7)%	$(64.0)	(26.2)%	9.4%

Net sales include rough terrain and tower cranes sales, on-book financing activities of TFS and elimination of intercompany sales activity among segments. The net sales increase is primarily due to lower intercompany sales eliminations, partially offset by weakening demand for tower cranes and negative effect of foreign exchange rate changes on rough terrain and tower cranes sales.

Loss from operations for the year ended December 31, 2019 decreased $6.0 million when compared to 2018. The decrease in operating loss is primarily due to lower compensation costs and professional fees, the sale of an equity investment and a customer advance forfeiture, partially offset by the negative effects of exchange rate changes, lower tower cranes sales volume, a change in allocation of health care costs, severance costs and a specific loss allowance on a finance receivable.

Interest Expense, Net of Interest Income

During the year ended December 31, 2019, our interest expense, net of interest income, was $81.4 million, or $17.3 million higher than the prior year due to an increase in average borrowings offset by lower rates.

Other Income (Expense) — Net

Other income (expense) – net for the year ended December 31, 2019 was a loss of $6.1 million, compared to a loss of $60.6 million in 2018. The change was due primarily to a loss in the prior year of approximately $51 million related to the settlement of our U.S. defined benefit pension plan, as described in Note M - “Retirement Plans and Other Benefits”.

Income Taxes

During the year ended December 31, 2019, we recognized an income tax expense of $37.8 million on income of $247.5 million, an effective tax rate of 15.3%, as compared to an income tax expense of $45.4 million on income of $287.1 million, an effective tax rate of 15.8%, for the year ended December 31, 2018. The lower effective tax rate for the year ended December 31, 2019 was primarily due to favorable jurisdictional mix.

Income (Loss) from Discontinued Operations - net of tax

Loss from discontinued operations - net of tax for the year ended December 31, 2019 was $155.4 million compared to a loss of $130.4 million for the year ended December 31, 2018. The loss in 2019 was primarily from recognition of a pre-tax charge of approximately $82 million ($82 million after-tax) to write-down the mobile cranes disposal group to fair value, less costs to sell, and the negative performance of our mobile cranes business.

Gain (Loss) on Disposition of Discontinued Operations - net of tax

Gain on disposition of discontinued operations - net of tax for the year ended December 31, 2019 was $0.1 million compared to a gain of $2.4 million for the year ended December 31, 2018. The gain in 2019 was primarily related to a gain on the sale of our North American mobile crane product lines manufactured in its Oklahoma City facility, partially offset by post-closing adjustments for the sale of MHPS and a loss on the sale of Demag.

2018 COMPARED WITH 2017

Consolidated

	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$4,517.2	—	$3,793.7	—	19.1%
Gross profit	$961.9	21.3%	$767.3	20.2%	25.4%
SG&A	$549.4	12.2%	$539.1	14.2%	1.9%
Income (loss) from operations	$412.5	9.1%	$228.2	6.0%	80.8%

Net sales for the year ended December 31, 2018 increased $723.5 million when compared to 2017. The increase in net sales was primarily due to higher demand for equipment in all segments. Changes in foreign exchange rates positively impacted consolidated net sales by approximately $67 million.

Gross profit for the year ended December 31, 2018 increased $194.6 million when compared to 2017. The increase was primarily due to higher sales and production volume and the positive impact of foreign exchange rate changes in all segments, partially offset by increased material costs across all segments.

SG&A costs for the year ended December 31, 2018 increased $10.3 million when compared to 2017 primarily due to planned engineering and strategic sourcing spending.

Income from operations increased by $184.3 million for the year ended December 31, 2018 when compared to 2017. The increase was primarily due to higher sales and production volume and the positive effects of exchange rate changes in all segments, partially offset by increased material costs across all segments.

Aerial Work Platforms

	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,950.4	—	$2,433.2	—	21.3%
Income (loss) from operations	$300.5	10.2%	$199.8	8.2%	50.4%

Net sales for the AWP segment for the year ended December 31, 2018 increased $517.2 million when compared to 2017 primarily due to higher broad-based demand for aerial equipment in North America, Western Europe and China, telehandlers in North America from a combination of fleet replacement and growth in rental fleets due to improving rental utilization rates as well as utility equipment sales in North America. Net sales were positively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $45 million.

Income from operations for the year ended December 31, 2018 increased $100.7 million when compared to 2017. The increase was primarily due to increased sales volume, improved factory utilization and the positive impact of foreign exchange rate changes, partially offset by increased material costs, driven by higher steel prices and tariffs, and higher selling and administrative costs associated with planned engineering and strategic sourcing spending.

Materials Processing

	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,322.6	—	$1,119.8	—	18.1%
Income (loss) from operations	$176.0	13.3%	$125.1	11.2%	40.7%

Net sales for the MP segment increased by $202.8 million for the year ended December 31, 2018 when compared to 2017 primarily due to higher demand for mobile crushing and screening equipment, pick and carry cranes and parts as a result of broad-based economic growth, construction activity and aggregate consumption and increased material handler sales from a stronger scrap market. These increases were partially offset by lower demand for concrete mixer trucks in North America due to emission regulations associated with sales of refurbished trucks. Net sales were positively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $14 million.

Income from operations for the year ended December 31, 2018 increased $50.9 million when compared to 2017 primarily due to increased sales and production volume, partially offset by higher selling and administrative costs associated with planned engineering and strategic sourcing spending.

Corporate and Other / Eliminations

	2018		2017
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$244.2	—	$240.7	—	1.5%
Income (loss) from operations	$(64.0)	(26.2)%	$(96.7)	(40.2)%	33.8%

Net sales include rough terrain and tower cranes sales, on-book financing activities of TFS and elimination of intercompany sales activity among segments while net sales in 2017 included sales in various construction equipment product lines. The change in net sales was primarily due to higher demand for rough terrain and tower cranes, lower intercompany sales eliminations and increased TFS revenue from syndications in 2018, partially offset by approximately $76 million related to divestiture of construction product lines and lower governmental sales.

Loss from operations decreased $32.7 million for the year ended December 31, 2018 when compared to 2017. The decrease in operating loss is primarily due to lower general and administrative expenses and increased revenue from rough terrain and tower cranes, partially offset by gains in the prior year on the sale of certain construction product line assets.

Interest Expense, Net of Interest Income

During the year ended December 31, 2018, our interest expense, net of interest income, was $64.1 million, or $3.2 million higher than the prior year due to increased borrowings at higher interest rates on floating rate instruments.

Loss on Early Extinguishment of Debt

During the year ended December 31, 2018, we recorded a loss on early extinguishment of debt of $0.7 million as a result of an amendment to the 2017 Credit Agreement which lowered the interest rate on the Company’s senior secured term loan by 25 basis points. During the year ended December 31, 2017, we recorded a loss on early extinguishment of debt of $52.6 million primarily related to the termination of our 2014 Credit Agreement and retirement of our 6% Notes (as defined below) and 6-1/2% Notes (as defined below), all as further described in Note K - “Long-Term Obligations”.

Other Income (Expense) — Net

Other income (expense) – net for the year ended December 31, 2018 was a loss of $60.6 million, compared to a gain of $48.7 million in 2017. The change was due primarily to a loss of approximately $51 million related to the settlement of our U.S. defined benefit pension plan, as described in Note M - “Retirement Plans and Other Benefits”, and a net gain recorded in the prior year from the sale of Konecranes shares of $42.0 million and related dividend income of $13.5 million, as described in Note D - “Discontinued Operations And Assets and Liabilities Held for Sale”.

Income Taxes

During the year ended December 31, 2018, we recognized an income tax expense of $45.4 million on income of $287.1 million, an effective tax rate of 15.8%, as compared to an income tax expenses of $52.4 million on income of $163.4 million, an effective tax rate of 32.1%, for the year ended December 31, 2017. The lower effective tax rate for the year ended December 31, 2018 was primarily due to less tax expense associated with H.R. 1 “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (2017 Federal Tax Act) and higher benefits from the resolution of tax audits, partially offset by less favorable character of earnings.

Income (Loss) from Discontinued Operations - net of tax

Loss from discontinued operations - net of tax for the year ended December 31, 2018 was $130.4 million, compared to a loss of $49.6 million for the year ended December 31, 2017. The increased loss was primarily related to supply chain challenges in our mobile cranes business resulting in higher manufacturing and selling costs as well as reductions taken in the prior year to severance accruals.

Gain (Loss) on Disposition of Discontinued Operations - net of tax

During the year ended December 31, 2018, we recognized a gain on disposition of discontinued operations - net of tax of $2.4 million, due primarily to a gain of $2.7 million related to the prior sale of our Atlas heavy construction equipment and knuckle-boom cranes businesses. During the year ended December 31, 2017, we recognized a gain on disposition of discontinued operations - net of tax of $67.3 million, related primarily to the sale of our MHPS business.

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

There can be no assurance our historical experience in used equipment markets will be indicative of future results. Our ability to recover losses from our guarantees may be affected by economic conditions in used equipment markets at the time of loss. See Note O – “Litigation and Contingencies” in the Notes to the Consolidated Financial Statements for further information regarding our guarantees.

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

Goodwill – Goodwill is assigned to one or more reporting segments on the date of acquisition. We review our goodwill for impairment annually during the fourth quarter of each fiscal year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of any one of our reporting units below its respective carrying amount.

In performing the goodwill impairment test, we first perform a qualitative assessment, which requires that we consider events or circumstances including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting segment’s net assets and changes in our stock price. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair values of our reporting segments are greater than the carrying amounts, then the quantitative goodwill impairment test is not performed.

If the qualitative assessment indicates that the quantitative analysis should be performed, we then evaluate goodwill for impairment by comparing the fair value of each of our reporting segments to its carrying value, including the associated goodwill. To determine the fair values, we uses an income approach, along with other relevant market information, derived from a discounted cash flow model to estimate fair value of our reporting units. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any, would be recognized. The loss recognized would not exceed total amount of goodwill allocated to that reporting unit.

See Note I – “Goodwill and Intangible Assets, Net” in the Notes to the Consolidated Financial Statements for further information.

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

Defined Benefit Plans – Pension benefits represent financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. As of December 31, 2019, we maintained an unfunded, nonqualified Supplemental Executive Retirement Plan (the “U.S. SERP”) for certain former U.S. employees. Generally, the U.S. SERP provides a benefit based on average total compensation earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program, excluding salary deferrals and matching contributions. In addition, benefits are reduced by Social Security Primary Insurance Amounts attributable to Company contributions. Participation in the U.S. SERP is frozen; however, eligible participants are credited with post-freeze service for purposes of determining vesting and the amount of benefits.

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

Expected long-term rates of return on pension plan assets were 4.50% for the U.K. plan and 2.00% for the Swiss plan at December 31, 2019. Our strategy with regard to the investments in the pension plans is to earn a rate of return sufficient to match or exceed the long-term growth of pension liabilities. The expected rate of return of plan assets represents an estimate of long-term returns on the investment portfolio. These rates are determined annually by management based on a weighted average of current and historical market trends, historical portfolio performance and the portfolio mix of investments. The expected long-term rate of return on plan assets at December 31 is used to measure the earnings effects for the subsequent year. The difference between the expected return and the actual return on plan assets affects the calculated value of plan assets and, ultimately, future pension expense (income).

The discount rates were 3.31% for the U.S. SERP and 0.10% to 10.71% with a weighted average of 1.87% for non-U.S. plans at December 31, 2019. The discount rate enables us to estimate the present value of expected future cash flows on the measurement date. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments at the December 31 measurement date. The discount rate at December 31 is used to measure the year-end benefit obligations and the earnings effects on the subsequent year. Typically, a higher discount rate decreases the present value of benefit obligations.

The U.S. SERP has no expected rate of compensation increase as all participants have retired or have a terminated vested benefit payable in the future. Our U.K. pension plan is frozen so there is no expected rate of compensation increase; however, other Non-U.S. plans’ expected rates of compensation increases were 1.00% to 8.00% with a weighted average for all Non-U.S. plans of 0.17% at December 31, 2019. These estimated annual compensation increases are determined by management every year and are based on historical trends and market indices.

We have recorded the underfunded status of our defined benefit pension plans as a liability and the unrecognized prior service costs and actuarial gains (losses) as an adjustment to Stockholders’ equity on the Consolidated Balance Sheet. The net increase in the liability and decreased funded status of $5.9 million was due to changes in assumptions from the previous year, primarily decreases in discount rates, partially offset by gains incurred on our pension assets.

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

Assumptions used in computing our net pension expense and projected benefit obligation have a significant effect on the amounts reported. A 25 basis point change in each assumption below would have the following effects upon net pension expense and projected benefit obligation, respectively, as of and for the year ended December 31, 2019:

($ amounts in millions)	Increase		Decrease
	Discount Rate	Expected long- term rate of return	Discount Rate	Expected long- term rate of return
U. S. Plan:
Net pension expense	$(0.2)	$—	$0.2	$—
Projected benefit obligation	$(1.2)	$—	$1.2	—

Non-U.S. Plans:
Net pension expense	$0.2	$(0.3)	$(0.1)	$0.3
Projected benefit obligation	$(5.9)	$—	$6.3	—

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

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business.  At December 31, 2019, we had cash and cash equivalents of $540.1 million and undrawn availability under our revolving line of credit of $600 million, giving us total liquidity of approximately $1.1 billion. During the year ended December 31, 2019, our liquidity increased by approximately $405 million from December 31, 2018 primarily due to cash provided by an additional debt issuance and proceeds from the sale of Demag and ASV shares.

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

We had free cash flow of $86.4 million for the year ended December 31, 2019. We are expecting to generate approximately $140 million of free cash flow in 2020.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

Year Ended 12/31/2019
Net cash provided by (used in) operating activities	173.4
Increase (decrease) in TFS assets	(31.1)
Capital expenditures, net of proceeds from sale of capital assets (1)	(94.4)
Deal related net working capital adjustment	38.5
Free cash flow	$86.4
(1) Includes $10.2 million of proceeds from sale of capital assets within Proceeds (payments) from disposition of discontinued operations in the Consolidated Statement of Cash Flows.

Our main sources of funding are cash generated from operations, including cash generated from the sale of receivables, loans from our bank credit facilities and funds raised in capital markets. Pursuant to terms of our trade accounts receivable factoring arrangements, during the year ended December 31, 2019, we sold, without recourse, approximately $1,108 million of trade accounts receivable to enhance liquidity. During the year ended December 31, 2019, we also sold approximately $226 million of sales-type leases and commercial loans.

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

Working capital as a percent of trailing three month annualized net sales was 20.4% at December 31, 2019.

The following tables show the calculation of our working capital in continuing operations and trailing three months annualized sales as of December 31, 2019 (in millions):

Three months ended 12/31/19
Net Sales	$885.0
x	4
Trailing Three Month Annualized Net Sales	$3,540.0

As of 12/31/19
Inventories	$847.7
Trade Receivables	401.9
Trade Accounts Payable	(508.1)
Customer Advances	(17.9)
Working Capital	$723.6

On January 31, 2017, we entered into a new credit agreement (as amended, the “2017 Credit Agreement”). The 2017 Credit Agreement contains a $400 million senior secured term loan (the “Original Term Loan”). The Original Term Loan portion of the 2017 Credit Agreement bears interest at a rate of LIBOR plus 2.00% with a 0.75% LIBOR floor. On March 7, 2019, we entered into an Incremental Assumption Agreement and Amendment No. 3 (“Amendment No. 3”) to the 2017 Credit Agreement. Amendment No. 3 provided us with an additional term loan (the “2019 Term Loan”) under the 2017 Credit Agreement in the amount of $200 million. The 2019 Term Loan portion of the 2017 Credit Agreement bears interest at a rate of LIBOR plus 2.75% with a 0.75% LIBOR floor (the Original Term Loan together with 2019 Term Loan comprise the “Term Loans” portion of the 2017 Credit Agreement). The 2017 Credit Agreement contains a $600 million revolving line of credit available through January 31, 2022. Net proceeds from the 2019 Term Loan were used to reduce borrowings under the revolving line of credit. The 2017 Credit Agreement allows unlimited incremental commitments, which may be extended at the option of existing or new lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, with incremental amounts in excess of $300 million requiring the Company to satisfy a senior secured leverage ratio contained in the 2017 Credit Agreement. Interest rates charged under the revolving line of credit in the 2017 Credit Agreement are subject to adjustment based on our consolidated leverage ratio. See Note K - “Long-Term Obligations,” in our Consolidated Financial Statements for information concerning the 2017 Credit Agreement.

Borrowings under the 2017 Credit Agreement as of December 31, 2019 were $585.5 million, net of discount, on our Term Loans. There were no amounts outstanding on our revolving line of credit as of December 31, 2019. At December 31, 2019, the weighted average interest rate was 4.10% on the Term Loans portion of the 2017 Credit Agreement.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

Our investment in TFS financial services assets was approximately $154 million, net at December 31, 2019. We remain focused on expanding financing solutions in key markets like the U.S., Europe and China. We also anticipate using TFS to drive incremental sales by increasing customer financing through TFS in certain instances.

In July 2018, our Board of Directors authorized the repurchase of up to an additional $300 million of our outstanding shares of common stock. During the year ended December 31, 2019, we repurchased a total of 0.2 million shares for $4.9 million under the July 2018 authorization leaving approximately $195 million available for repurchase under this program. In each quarter of 2019, our Board of Directors declared a dividend of $0.11 per share, which was paid to our shareholders. In February 2020, our Board of Directors declared a dividend of $0.12 per share which will be paid on March 19, 2020.

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

Cash Flows

Cash provided by operations was $173.4 million and $94.2 million for the years ended December 31, 2019 and 2018, respectively.  The increase in cash provided by operations was primarily driven by working capital efficiency, partially offset by decreased operating profitability.

Cash provided by investing activities for the year ended December 31, 2019 was $103.8 million, compared to $85.9 million of cash used in investing activities for the year ended December 31, 2018.  The increase in cash provided by investing activities was primarily due to proceeds received from the sale of Demag and ASV shares.

Cash used in financing activities was $103.7 million and $244.9 million for the years ended December 31, 2019 and 2018, respectively.   The decrease in cash used in financing activities was primarily due to share repurchases made during the prior year period, partially offset by higher debt repayments on our revolving line of credit in 2019.

Contractual Obligations

The following table sets out our specified contractual obligations at December 31, 2019 (in millions):

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations	$1,450.9	$63.2	$123.7	$659.5	$604.5
Finance lease obligations	4.1	1.0	2.0	1.0	0.1
Operating lease obligations	153.2	34.2	52.6	38.8	27.6
Purchase obligations (1)	528.5	527.8	0.6	0.1	—
Total	$2,136.7	$626.2	$178.9	$699.4	$632.2

(1)	Purchase obligations include non-cancellable and cancellable commitments. In many cases, cancellable commitments contain penalty provisions for cancellation.

Long-term debt obligations include expected interest expense. Interest expense is calculated using fixed interest rates for indebtedness that has fixed rates and the implied forward rates for term loan indebtedness as of December 31, 2019.

As of December 31, 2019, our liability for uncertain income tax positions was $3.2 million.  The amount of reasonably possible payments in 2020 related to our tax audits worldwide is not significant.  Payments may be made in part to mitigate the accrual of interest in connection with income tax audit assessments that may be issued and that we would contest, or may in part be made to settle the matter with tax authorities.  Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with remaining liabilities, we are unable to make a reasonable estimate of the amount and period in which these remaining liabilities might be paid.

Additionally, at December 31, 2019, we had outstanding letters of credit that totaled $80.1 million and had issued $78.4 million in credit guarantees of customer financing to purchase equipment.

We maintain defined benefit pension plans for some of our operations in the United States and Europe. It is our policy to fund the retirement plans at the minimum level required by applicable regulations. In 2019, we made cash contributions and payments to the retirement plans of $8.5 million, and we estimate that our retirement plan contributions will be approximately $9 million in 2020. Changes in market conditions, changes in our funding levels or actions by governmental agencies may result in accelerated funding requirements in future periods.

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

See Note O – “Litigation and Contingencies” in the Notes to the Consolidated Financial Statements for further information regarding our guarantees.

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

See Note J - “Derivative Financial Instruments” in the Notes to the Consolidated Financial Statements for further information about our derivatives and Item 7A. – “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the impact that changes in foreign currency exchange rates and interest rates may have on our financial performance.

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and other matters. See Note O – “Litigation and Contingencies” in the Notes to the Consolidated Financial Statements for more information concerning contingencies and uncertainties, including our proceedings involving a claim in Brazil regarding payment of ICMS tax. We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage, intellectual property and other insurable risks required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any liability. However, we do not believe these contingencies and uncertainties will, individually or in aggregate, have a material adverse effect on our operations. For contingencies and uncertainties other than income taxes, when it is probable that a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

See Part I, Item 1. – “Business – Safety and Environmental Considerations” for additional discussion of safety and environmental items.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that exist as part of our ongoing business operations and we use derivative financial instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. For further information on accounting related to derivative financial instruments, refer to Note J – “Derivative Financial Instruments” in our Consolidated Financial Statements.

Foreign Exchange Risk

Our products are sold in over 100 countries around the world. The reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the Euro, British Pound and Australian dollar. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. dollars at the applicable exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency. Due to the continued volatility of foreign currency exchange rates to the U.S. dollar, fluctuations in currency exchange rates may have an impact on the accuracy of our financial guidance. Such fluctuations in foreign currency rates relative to the U.S. dollar may cause our actual results to differ materially from those anticipated in our guidance and have a material adverse effect on our business or results of operations. We note that Brexit may impact the value of the British Pound as compared to the U.S. dollar and other currencies as the U.K. negotiates and executes its exit from the E.U. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures.

At December 31, 2019, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the year ended December 31, 2019 would have had approximately a $31 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary. At December 31, 2019, approximately 49% of our debt was floating rate debt and the weighted average interest rate for all debt was 4.87%.

At December 31, 2019, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at December 31, 2019 would have increased interest expense by approximately $2 million for the year ended December 31, 2019.

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

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items.  Increases in the cost of these materials and components may affect our financial performance.  If we are not able to recover increased raw material or component costs from our customers, our margins could be adversely affected.  During 2019, unfavorable input cost changes in some areas were offset by favorable changes in other areas. The Section 301 tariffs on certain Chinese origin goods continue to put pressure on input costs.  In 2019, we benefited from temporary tariff exclusions on certain categories; however, if the exclusions are not extended by the US Government, it may have an adverse impact on our material costs in 2020. We continue to utilize the duty drawback mechanism to offset some of the impact of these tariffs. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs.  For more information on commodities risk, see Part I, Item 1A. – Risk Factors.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of our independent registered public accounting firm and our Consolidated Financial Statements and Financial Statement Schedule are filed pursuant to this Item 8 and are included later in this report. See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2019 and 2018 are as follows (in millions, except per share amounts):

	2019				2018
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net sales	$885.0	$1,024.6	$1,306.9	$1,136.6	$1,048.8	$1,098.8	$1,253.0	$1,116.6
Gross profit	168.6	209.6	271.8	237.8	214.6	240.1	278.6	228.6
Net income (loss) from continuing operations	18.5	52.4	81.6	57.2	19.6	69.2	84.2	68.7
Income (loss) from discontinued operations – net of tax	(3.6)	(10.1)	(17.3)	(124.4)	(50.2)	(30.8)	(28.3)	(21.1)
Gain (loss) on disposition of discontinued operations – net of tax	9.6	(20.9)	10.8	0.6	(2.4)	0.2	1.9	2.7
Net income (loss)	24.5	21.4	75.1	(66.6)	(33.0)	38.6	57.8	50.3
Per share:
Basic
Net income (loss) from continuing operations	$0.26	$0.73	$1.14	$0.81	$0.27	$0.94	$1.11	$0.86
Income (loss) from discontinued operations – net of tax	(0.05)	(0.14)	(0.24)	(1.76)	(0.69)	(0.42)	(0.37)	(0.26)
Gain (loss) on disposition of discontinued operations – net of tax	0.13	(0.29)	0.15	0.01	(0.03)	—	0.03	0.03
Net income (loss)	0.34	0.30	1.05	(0.94)	(0.45)	0.52	0.77	0.63
Diluted
Net income (loss) from continuing operations	$0.26	$0.73	$1.14	$0.79	$0.26	$0.92	$1.10	$0.84
Income (loss) from discontinued operations – net of tax	(0.05)	(0.14)	(0.24)	(1.73)	(0.68)	(0.41)	(0.37)	(0.26)
Gain (loss) on disposition of discontinued operations – net of tax	0.13	(0.29)	0.15	0.01	(0.03)	—	0.02	0.04
Net income (loss)	0.34	0.30	1.05	(0.93)	(0.45)	0.51	0.75	0.62

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of December 31, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system will be attained.

During 2019, we implemented a global lease accounting system and updated internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures as a result of the adoption of Accounting Standard Update 2016-02, “Leases (Topic 842)”.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	__ (1)	$—	2,310,083
Equity compensation plans not approved by stockholders	—	—	—
Total	—		2,310,083

(1)	This does not include 2,442,260 shares of restricted stock awards and 758,179 shares held in a rabbi trust for a deferred compensation plan.

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

2.3
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

4.4	Description of Capital Stock. *

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

10.16	Employment Letter from Terex Corporation signed by John Sheehan on February 5, 2017 (Incorporated by reference to Exhibit 10.21 of the Form 10-K for the year ended December 31, 2017). ***

10.17
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

10.18
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

10.19	Terex Corporation 2018 Omnibus Incentive Plan (incorporated by reference to Appendix A of the DEFA 14A of Terex Corporation filed with the Commission on April 9, 2018).***

10.20
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

10.21
Form of Restricted Stock Agreement (time based granted 2019) under the Terex Corporation 2018 Omnibus Incentive Plan between Terex Corporation and participants of the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended March 31, 2019 of Terex Corporation, Commission File No. 1-10702).***

10.22
Form of Restricted Stock Agreement (performance based granted 2019) under the Terex Corporation 2018 Omnibus Incentive Plan between Terex Corporation and participants of the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarter ended March 31, 2019 of Terex Corporation, Commission File No. 1-10702).***

10.23
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.4 of the Form 10-Q for the quarter ended March 31, 2019 of Terex Corporation, Commission File No. 1-10702).***

10.24
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.5 of the Form 10-Q for the quarter ended March 31, 2019 of Terex Corporation, Commission File No. 1-10702).***

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

TEREX CORPORATION

By:	/s/ John L. Garrison, Jr.	February 14, 2020
John L. Garrison, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ John L. Garrison, Jr	Chairman and Chief Executive	February 14, 2020
John L. Garrison, Jr.	Officer
(Principal Executive Officer)

/s/ John D. Sheehan	Senior Vice President and Chief Financial	February 14, 2020
John D. Sheehan	Officer
(Principal Financial Officer)

/s/ Mark I. Clair	Vice President, Controller and Chief	February 14, 2020
Mark I. Clair	Accounting Officer
(Principal Accounting Officer)

*/s/ Paula H. J. Cholmondeley	Director
Paula H. J. Cholmondeley

*/s/ Don DeFosset	Director
Don DeFosset

*/s/ Thomas J. Hansen	Director
Thomas J. Hansen

*/s/ Raimund Klinkner	Director
Raimund Klinkner

*/s/ Andra M. Rush	Director
Andra M. Rush

*/s/ David A. Sachs	Lead Director
David A. Sachs

*/s/ Scott W. Wine	Director
Scott W. Wine

*By /s/ John D. Sheehan		February 14, 2020
John D. Sheehan, as Attorney-in-Fact

THIS PAGE IS INTENTIONALLY BLANK

NEXT PAGE IS NUMBERED “F-1”

TEREX CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

TEREX CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2019 AND 2018
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2019

FINANCIAL STATEMENT SCHEDULE

Schedule II – Valuation and Qualifying Accounts and Reserves	F-53

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Terex Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index for each of three years in the period ended December 31, 2019 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes

As described in Notes A, C and D to the consolidated financial statements, the Company estimates income taxes based on enacted tax laws in the various jurisdictions where it conducts business. The Company recorded a provision for income taxes of $37.8 million from continuing operations and an income tax benefit of $20.5 million from discontinued operations for the year ended December 31, 2019. Additionally, the Company reported deferred tax assets, net of deferred tax liabilities, for continuing operations of $241.3 million, before valuation allowances of $107.0 million, as of December 31, 2019. As further described in Notes A and D to the consolidated financial statements, on July 31, 2019, the Company completed the disposition of its Demag mobile cranes business to Tadano Ltd. In connection with the disposition of the Demag mobile cranes business, the Company completed a legal entity restructuring and reported income tax provisions related to continuing operations and discontinued operations. Judgments and estimates are required by management to determine income tax expense, including evaluating: (i) estimates of future taxable income used in evaluating the net realizable value of its deferred tax assets, (ii) complexities in worldwide tax laws to determine exposure to uncertain tax positions, and (iii) income tax impacts related to the disposition of the Demag mobile cranes business, including the allocation of the income tax provision between continuing operations and discontinued operations.

The principal considerations for our determination that performing procedures relating to income taxes is a critical audit matter are there was significant judgment by management when determining the income tax expense. This in turn led to a high degree of auditor judgment, effort, and subjectivity in performing procedures and in evaluating audit evidence relating to income taxes, including (i) management’s significant assumptions related to future performance of the business, which is used in the evaluation of deferred tax assets, (ii) management’s assessment of uncertain tax positions, which includes complexities in worldwide tax laws, and (iii) the income tax impacts related to the disposition of the Demag mobile cranes business. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes, including controls over the valuation of deferred tax assets and tax impacts related to the disposition of the Demag mobile cranes business. These procedures also included, among others, (i) testing the income tax provision, including evaluating the effective tax rate reconciliation, and evaluating permanent and temporary tax differences for both discontinued and continuing operations, (ii) evaluating the identification of reserves for uncertain tax positions, (iii) evaluating the impact of the disposed Demag mobile crane business on management’s intraperiod allocation of the tax provision between continuing operations and discontinued operations, and (iv) evaluating management’s assessment of the realizability of deferred tax assets on a jurisdictional basis, including evaluating the assumptions related to future performance of the business and the related expected utilization of deferred tax assets. Professionals with specialized skill and knowledge were used to assist in evaluating management’s assumptions and the audit evidence obtained as it relates to the income tax impacts of the disposition of the Demag mobile cranes business, including the tax bases of the entities disposed of.

/s/PricewaterhouseCoopers LLP

Stamford, Connecticut
February 14, 2020

We have served as the Company’s auditor since 1992.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(in millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Net sales	$4,353.1	$4,517.2	$3,793.7
Cost of goods sold	(3,465.3)	(3,555.3)	(3,026.4)
Gross profit	887.8	961.9	767.3
Selling, general and administrative expenses	(552.8)	(549.4)	(539.1)
Income (loss) from operations	335.0	412.5	228.2
Other income (expense)
Interest income	6.5	8.7	6.3
Interest expense	(87.9)	(72.8)	(67.2)
Loss on early extinguishment of debt	—	(0.7)	(52.6)
Other income (expense) – net	(6.1)	(60.6)	48.7
Income (loss) from continuing operations before income taxes	247.5	287.1	163.4
(Provision for) benefit from income taxes	(37.8)	(45.4)	(52.4)
Income (loss) from continuing operations	209.7	241.7	111.0
Income (loss) from discontinued operations – net of tax	(155.4)	(130.4)	(49.6)
Gain (loss) on disposition of discontinued operations – net of tax	0.1	2.4	67.3
Net income (loss)	$54.4	$113.7	$128.7

Basic earnings (loss) per share:
Income (loss) from continuing operations	$2.95	$3.21	$1.20
Income (loss) from discontinued operations – net of tax	(2.18)	(1.73)	(0.53)
Gain (loss) on disposition of discontinued operations – net of tax	—	0.03	0.72
Net income (loss)	$0.77	$1.51	$1.39
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$2.92	$3.14	$1.17
Income (loss) from discontinued operations – net of tax	(2.16)	(1.69)	(0.52)
Gain (loss) on disposition of discontinued operations – net of tax	—	0.03	0.71
Net income (loss)	$0.76	$1.48	$1.36
Weighted average number of shares outstanding in per share calculation
Basic	71.1	75.4	92.8
Diluted	71.8	76.9	94.9

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$54.4	$113.7	$128.7
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment, net of (provision for) benefit from taxes of $(3.9), $0.0 and $(7.5), respectively	17.4	(80.9)	470.6
Derivative hedging adjustment, net of (provision for) benefit from taxes of $(1.6), $1.7 and $(1.2), respectively	3.6	(6.5)	4.5
Debt and equity securities adjustment, net of (provision for) benefit from taxes of $0.0, $0.0 and $0.0, respectively	1.8	(0.9)	3.7
Pension liability adjustment:
Net gain (loss), net of (provision for) benefit from taxes of $1.9, $1.0 and $(2.8), respectively	(7.8)	(4.3)	5.0
Amortization of actuarial (gain) loss, net of provision for (benefit from) taxes of $(0.6), $(1.7) and $(2.2), respectively	1.9	5.8	5.7
Settlement of U.S. defined benefit pension obligations, net of provision for (benefit from) taxes of $0.0, $(24.4) and $0.0, respectively	—	42.6	—
Divestiture of business, net of provision for (benefit from) taxes of $(5.3), $0.0 and $(23.9), respectively	12.6	—	55.5
Foreign exchange and other effects, net of (provision for) benefit from taxes of $(0.7), $0.2 and $1.9, respectively	(2.2)	1.5	(5.1)
Total pension liability adjustment	4.5	45.6	61.1
Other comprehensive income (loss)	27.3	(42.7)	539.9
Comprehensive income (loss)	$81.7	$71.0	$668.6

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except par value)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$535.1	$339.5
Trade receivables (net of allowance of $9.9 and $9.1 at December 31, 2019 and 2018, respectively)	401.9	535.0
Inventories	847.7	918.9
Prepaid and other current assets	225.8	170.1
Current assets held for sale	9.2	459.5
Total current assets	2,019.7	2,423.0
Non-current assets
Property, plant and equipment – net	389.4	317.3
Goodwill	269.9	265.2
Intangible assets – net	9.7	11.4
Other assets	506.3	400.6
Non-current assets held for sale	0.6	68.4
Total assets	$3,195.6	$3,485.9

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$6.9	$4.1
Trade accounts payable	508.1	687.2
Accrued compensation and benefits	100.3	123.1
Other current liabilities	248.7	220.8
Current liabilities held for sale	8.4	179.5
Total current liabilities	872.4	1,214.7
Non-current liabilities
Long-term debt, less current portion	1,168.8	1,210.6
Other non-current liabilities	220.9	113.1
Non-current liabilities held for sale	1.2	86.5
Total liabilities	2,263.3	2,624.9
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 82.2 and 81.3 shares at December 31, 2019 and 2018, respectively	0.8	0.8
Additional paid-in capital	824.4	797.3
Retained earnings	771.4	749.0
Accumulated other comprehensive income (loss)	(257.5)	(284.8)
Less cost of shares of common stock in treasury – 11.8 and 11.7 shares at December 31, 2019 and 2018, respectively	(406.8)	(401.8)
Total Terex Corporation stockholders’ equity	932.3	860.5
Noncontrolling interest	—	0.5
Total stockholders’ equity	932.3	861.0
Total liabilities and stockholders’ equity	$3,195.6	$3,485.9

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Non-controlling Interest	Total
Balance at December 31, 2016	105.0	$1.3	$1,300.0	$1,897.9	$(779.4)	$(935.1)	$36.5	$1,521.2
Net income (loss)	—	—	—	128.7	—	—	—	128.7
Other comprehensive income (loss) – net of tax	—	—	—	—	539.9	—	—	539.9
Issuance of common stock	0.8	—	21.0	—	—	—	—	21.0
Compensation under stock-based plans – net	0.2	—	0.2	(0.4)	—	4.0	—	3.8
Dividends	—	—	0.8	(30.3)	—	—	—	(29.5)
Divestiture	—	—	—	—	—	—	(36.0)	(36.0)
Acquisition of treasury stock	(25.8)	—	—	—	—	(926.6)	—	(926.6)
Balance at December 31, 2017	80.2	1.3	1,322.0	1,995.9	(239.5)	(1,857.7)	0.5	1,222.5
Net income (loss)	—	—	—	113.7	—	—	—	113.7
Other comprehensive income (loss) – net of tax	—	—	—	—	(42.7)	—	—	(42.7)
Issuance of common stock	0.8	—	17.3	—	—	—	—	17.3
Compensation under stock-based plans – net	0.1	—	6.3	—	—	1.7	—	8.0
Dividends	—	—	0.9	(30.9)	—	—	—	(30.0)
Retirement of treasury stock	—	(0.5)	(549.2)	(1,332.3)	—	1,882.0	—	—
Acquisition of treasury stock	(11.5)	—	—	—	—	(427.8)	—	(427.8)
Other	—	—	—	2.6	(2.6)	—	—	—
Balance at December 31, 2018	69.6	0.8	797.3	749.0	(284.8)	(401.8)	0.5	861.0
Net income (loss)	—	—	—	54.4	—	—	—	54.4
Other comprehensive income (loss) – net of tax	—	—	—	—	27.3	—	—	27.3
Issuance of common stock	0.9	—	27.8	—	—	—	—	27.8
Compensation under stock-based plans – net	0.1	—	(1.3)	—	—	2.7	—	1.4
Dividends	—	—	0.6	(32.0)	—	—	—	(31.4)
Acquisition of treasury stock	(0.2)	—	—	—	—	(7.7)	—	(7.7)
Divestiture	—	—	—	—	—	—	(0.5)	(0.5)
Balance at December 31, 2019	70.4	$0.8	$824.4	$771.4	$(257.5)	$(406.8)	$—	$932.3

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2019	2018	2017
Operating Activities
Net income (loss)	$54.4	$113.7	$128.7
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	49.6	59.7	66.5
(Gain) loss on disposition of discontinued operations	(0.1)	(2.4)	(68.7)
Deferred taxes	(17.6)	(9.1)	37.6
Impairments	83.6	9.0	6.8
(Gain) loss on sale of assets	(9.8)	(1.9)	(58.0)
Loss on early extinguishment of debt	—	0.7	52.6
Stock-based compensation expense	43.1	36.7	38.5
Pension plan settlements	—	67.8	1.5
Inventory and other non-cash charges	47.6	30.3	34.0
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	176.1	(107.9)	(0.5)
Inventories	20.3	(284.2)	(33.5)
Trade accounts payable	(220.1)	213.2	25.0
Other assets and liabilities	(57.0)	(25.1)	(46.0)
Foreign exchange and other operating activities, net	3.3	(6.3)	(31.5)
Net cash provided by (used in) operating activities	173.4	94.2	153.0
Investing Activities
Capital expenditures	(108.9)	(103.8)	(43.5)
Proceeds from sale of capital assets	4.3	2.8	20.2
Proceeds from disposition of investments	30.7	19.3	783.2
Proceeds (payments) from disposition of discontinued operations	177.7	2.5	775.7
Other investing activities, net	—	(6.7)	—
Net cash provided by (used in) investing activities	103.8	(85.9)	1,535.6
Financing Activities
Repayments of debt	(1,660.5)	(1,150.1)	(1,594.1)
Proceeds from issuance of debt	1,616.6	1,382.3	1,010.7
Payment of debt extinguishment costs	—	(0.5)	(36.4)
Share repurchases	(7.4)	(427.5)	(924.9)
Dividends paid	(31.4)	(30.0)	(29.5)
Other financing activities, net	(21.0)	(19.1)	(32.3)
Net cash provided by (used in) financing activities	(103.7)	(244.9)	(1,606.5)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5.5)	(21.4)	46.1
Net Increase (Decrease) in Cash and Cash Equivalents	168.0	(258.0)	128.2
Cash and Cash Equivalents at Beginning of Period	372.1	630.1	501.9
Cash and Cash Equivalents at End of Period	$540.1	$372.1	$630.1

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation.  The Consolidated Financial Statements include the accounts of Terex Corporation, its majority-owned subsidiaries and other controlled subsidiaries (“Terex” or the “Company”).  The Company consolidates all majority-owned and controlled subsidiaries, applies equity method of accounting for investments in which the Company is able to exercise significant influence, and applies the cost method for all other investments.  All intercompany balances, transactions and profits have been eliminated. Certain prior period amounts have been reclassified to conform with the 2019 presentation.

As further described in Note D - “Discontinued Operations and Assets and Liabilities Held for Sale”, on July 31, 2019, the Company completed the previously announced disposition of its Demag® mobile cranes business (“Demag”) to Tadano Ltd. and certain of its subsidiaries (“Tadano”). During 2019, the Company also exited North American mobile crane product lines manufactured in its Oklahoma City facility. As a result, the Company reported these operations, formerly part of the Cranes segment, in discontinued operations in the Consolidated Statement of Income (Loss) for all periods presented, and in assets and liabilities held for sale in the Consolidated Balance Sheet at December 31, 2019 and 2018. Other operations formerly part of the Cranes segment were reorganized to align with the Company’s new management and reporting structure. The utilities business has been consolidated within Aerial Work Platforms (“AWP”), the pick and carry cranes business has been consolidated within Materials Processing (“MP”) and the rough terrain and tower cranes businesses have been consolidated within Corporate and Other. The Company now manages and reports its business in the following segments: (i) AWP and (ii) MP. Prior period amounts have been reclassified to conform with the 2019 presentation. See Note B - “Business Segment Information” and Note D - “Discontinued Operations and Assets and Liabilities Held for Sale” for further information.

For financial reporting periods beginning on or after January 1, 2020, the Company’s rough terrain and tower cranes operations will be consolidated within MP to align with its new management and reporting structure. Prior period reportable segment information will be adjusted in succeeding periods to reflect the realignment of operations.

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

Cash and Cash Equivalents.  Cash equivalents consist of highly liquid investments with original maturities of three months or less.  Carrying amount of cash and cash equivalents approximates its fair value.  Cash and cash equivalents at December 31, 2019 and 2018 include $4.6 million and $12.6 million, respectively, which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Inventories.  Inventories are stated at the lower of cost or net realizable value (“NRV”). Cost is determined by the average cost and first-in, first-out (“FIFO”) methods (approximately 10% and 90%, respectively).  In valuing inventory, the Company is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at lower of cost or NRV.  These assumptions require the Company to analyze aging of and forecasted demand for its inventory, forecasted future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory.  Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with the Company’s customers for future orders, including their plans for expenditures, and market trends for similar products.  The Company’s judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage.  The valuation of used equipment taken in trade from customers requires the Company to use best information available to determine the value of the equipment to potential customers.  This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, installed base of machines.  While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved.  Future events that could significantly influence the Company’s judgment and related estimates include general economic conditions in markets where the Company’s products are sold, new equipment price fluctuations, actions of the Company’s competitors, including introduction of new products and technological advances, as well as new products and design changes the Company introduces.  The Company makes adjustments to its inventory reserves based on the identification of specific situations and increases its inventory reserves accordingly.  As further changes in future economic or industry conditions occur, the Company may revise estimates that were used to calculate its inventory reserves. At December 31, 2019 and 2018, reserves for lower of cost or NRV, excess and obsolete inventory totaled $53.2 million and $49.8 million, respectively.

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

Debt Issuance Costs.  Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt. Debt issuance costs related to senior notes and term loans are presented in the balance sheet as a direct deduction from the carrying amount of the borrowing, consistent with debt discounts. Debt issuance costs related to securing the Company’s revolving line of credit are presented in Other assets. Debt issuance costs related to debt that is extinguished early are charged to expense at the time of retirement. Debt issuance costs were $17.0 million and $19.0 million (net of accumulated amortization of $12.2 million and $7.6 million) at December 31, 2019 and 2018, respectively.

Intangible Assets.  Intangible assets include purchased patents, trademarks, customer relationships and other specifically identifiable assets and are amortized on a straight-line basis over the respective estimated useful lives, which range from one to ninety-nine years.  Intangible assets are reviewed for impairment when circumstances warrant.

Goodwill.  Goodwill is assigned to one or more reporting segments on the date of acquisition. The Company reviews its goodwill for impairment annually during the fourth quarter of each fiscal year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of any one of its reporting units below its respective carrying amount.

In performing the goodwill impairment test, the Company first performs a qualitative assessment, which requires that it consider events or circumstances including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting segment’s net assets and changes in its stock price. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair values of its reporting segments are greater than the carrying amounts, then the quantitative goodwill impairment test is not performed.

If the qualitative assessment indicates that the quantitative analysis should be performed, the Company then evaluates goodwill for impairment by comparing the fair value of each of its reporting segments to its carrying value, including the associated goodwill. To determine the fair values, the Company uses an income approach, along with other relevant market information, derived from a discounted cash flow model to estimate fair value of its reporting units. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any, would be recognized. The loss recognized would not exceed total amount of goodwill allocated to that reporting unit.

The Company completed its annual impairment test in the fourth quarter of 2019. The Company determined, after performing a qualitative review of each reporting segment, that it is more likely than not that the fair value of each of its reporting segments substantially exceeds the respective carrying amounts. Accordingly, there was no indication of impairment and the quantitative goodwill impairment test was not performed.

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

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including definite-lived intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if estimated future undiscounted cash flows are less than carrying value.  If an impairment is indicated, assets are written down to their fair value, which is typically determined by a discounted cash flow analysis. Future cash flow projections include assumptions regarding future sales levels and the level of working capital needed to support the assets.  The Company uses data developed by business segment management as well as macroeconomic data in making these calculations.  There are no assurances that future cash flow assumptions will be achieved. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and carrying value of the asset.  Included in Selling, general & administrative expenses (“SG&A”) are $1.5 million, $2.5 million and $7.3 million of asset impairments for the year ended December 31, 2019, 2018 and 2017, respectively.

Accounts Receivable and Allowance for Doubtful Accounts.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on historical customer review and current financial conditions.  The Company reviews its allowance for doubtful accounts at least quarterly.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  There can be no assurance that the Company’s historical accounts receivable collection experience will be indicative of future results.  The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note O – “Litigation and Contingencies.”  Substantially all receivables were trade receivables at December 31, 2019 and 2018.

Pursuant to terms of the Company’s trade accounts receivable factoring arrangements, certain of the Company’s subsidiaries may sell their trade accounts receivable. In certain cases, the Company continues to service such accounts. These trade receivables qualify for sales treatment under Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing” (“ASC 860”) and accordingly, the proceeds are included in net cash provided by operating activities. The gross amount of trade receivables sold for years ended December 31, 2019, 2018 and 2017 totaled $1,108.0 million ($1.1 million related to discontinued operations), $940.1 million ($1.3 million related to discontinued operations) and $631.1 million ($1.5 million related to discontinued operations), respectively. The factoring discount paid upon sale is recorded as interest expense in the Consolidated Statement of Income (Loss). As of December 31, 2019 and 2018, $83.9 million and $85.1 million ($0.2 million related to discontinued operations), respectively, of receivables qualifying for sale treatment and continuing to be serviced by the Company were outstanding.

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

Revenue from extended warranties is recognized over time on a straight line basis because the customer benefits evenly from the extended warranty throughout the period; beginning upon expiration of the standard warranty and through end of the term. Revenue from services is recognized based on cost input method as the time and materials used in the repair portrays the most accurate depiction of completion of the performance obligation. During the full year ended December 31, 2019, revenues generated from the sale of extended warranties and services were an immaterial portion of revenue.

The Company sells equipment subject to leases and related lease payments. Income from operating leases is recognized ratably over the lease term. Revenue from sales-type leases is recognized at the inception of the lease.

For detailed sales information see Note B - “Business Segment Information”.

Leases. Terex leases approximately 100 real properties, approximately 500 vehicles, and approximately 400 pieces of office and industrial equipment. As the lessee, Terex will classify a lease which it has substantially all the risks and rewards of ownership as a finance lease.
The Company determines if an arrangement contains a lease at contract inception. With the exception of short-term leases (leases with terms less than 12 months), all leases with contractual fixed costs are recorded on the balance sheet on the lease commencement date as a right-of-use (“ROU”) asset and a lease liability. Lease liabilities are initially measured at the present value of the minimum lease payments and subsequently increased to reflect the interest accrued and reduced by the lease payments affected. ROU assets are initially measured at the present value of the minimum lease payments adjusted for any prior lease payments, lease incentives and initial direct costs. The Company does not separate lease and non-lease components of a contract for any class of leases. Certain leases contain escalation, renewal and/or termination options that are factored into the ROU asset as appropriate. Operating leases result in a straight-line rent expense over the life of the lease. For finance leases, ROU assets are amortized on a straight-line basis over the life of the lease and interest accretes to the lease liability which results in a higher interest expense at lease inception that declines over the life of the lease. Variable lease costs are expensed as incurred and are not included in the determination of ROU assets or lease liabilities.
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

For detailed lease information see Note L - “Leases”.

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

A liability for estimated warranty claims is accrued at the time of sale.  The current portion of the product warranty liability is included in Other current liabilities and the non-current portion is included in Other non-current liabilities in the Company’s Consolidated Balance Sheet.  The liability is established using historical warranty claims experience for each product sold.  Historical claims experience may be adjusted for known design improvements or for the impact of unusual product quality issues.  Warranty reserves are reviewed quarterly to ensure critical assumptions are updated for known events that may affect the potential warranty liability.

The following table summarizes the changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2017	$35.7
Accruals for warranties issued during the period	43.7
Changes in estimates	7.2
Settlements during the period	(46.1)
Foreign exchange effect/other	(0.7)
Balance as of December 31, 2018	39.8
Accruals for warranties issued during the period	41.1
Changes in estimates	13.4
Settlements during the period	(50.1)
Foreign exchange effect/other	3.3
Balance as of December 31, 2019	$47.5

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

Defined Benefit Pension and Other Post-retirement Benefits.  The Company provides post-retirement benefits to certain former salaried and hourly employees and certain hourly employees covered by bargaining unit contracts that provide such benefits.  The Company accounts for these benefits under ASC 715, “Compensation-Retirement Benefits” (“ASC 715”).  ASC 715 requires balance sheet recognition of the overfunded or underfunded status of pension and post-retirement benefit plans.  Under ASC 715, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost.  See Note M – “Retirement Plans and Other Benefits.”

Deferred Compensation.  The Company maintains a deferred compensation plan, which is described more fully in Note M – “Retirement Plans and Other Benefits.”  The Company’s common stock held in a rabbi trust pursuant to the Company’s deferred compensation plan, is treated in a manner similar to treasury stock and is recorded at cost within Stockholders’ equity as of December 31, 2019 and 2018.  The plan obligations for participant deferrals in common stock are classified as Additional paid-in capital and deferrals in the bond fund investment are classified as Accrued compensation and benefits and Other non-current liabilities in the Consolidated Balance Sheet.  The total of common stock required to settle this deferred compensation obligation is included in the denominator in both basic and diluted earnings per share calculations.

Stock-Based Compensation.  At December 31, 2019, the Company had stock-based employee compensation plans, which are described more fully in Note N – “Stockholders’ Equity.”  The Company accounts for those plans under the recognition and measurement principles of ASC 718, “Compensation–Stock Compensation” (“ASC 718”).  ASC 718 requires that expense resulting from all share-based payment transactions be recognized in the financial statements at fair value. The Company recognizes forfeitures as they occur.

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

Derivatives.  Derivative financial instruments are recorded in the Consolidated Balance Sheet at their fair value as either assets or liabilities.  Changes in the fair value of derivatives are recorded each period in earnings or Accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction.  Gains and losses on derivative instruments reported in Accumulated other comprehensive income are included in earnings in the periods in which earnings are affected by the hedged item. See Note J – “Derivative Financial Instruments.”

Environmental Policies.  Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure.  Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed.  Liabilities are recorded when environmental assessments and/or remedial actions are probable and the costs can be reasonably estimated.  Such amounts were not material at December 31, 2019 and 2018.

Research, Development and Engineering Costs.  Research, development and engineering costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in SG&A.  Research, development and engineering costs were $72.4 million, $63.2 million and $55.6 million during 2019, 2018 and 2017, respectively.

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

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of ASC 820, “Fair Value Measurement and Disclosure” (“ASC 820”), include foreign exchange contracts, cross currency and commodity swaps and a debt conversion feature on a convertible promissory note discussed in Note J – “Derivative Financial Instruments”, debt discussed in Note K – “Long-term Obligations” and defined benefit plan assets discussed in Note M – “Retirement Plans and Other Benefits”.  These instruments are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

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

Recently Issued Accounting Standards

Accounting Standards Implemented in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). The standard establishes a ROU model that requires a lessee to recognize an ROU asset and a lease liability on the balance sheet for all leases with a term longer than 12 months and requires the disclosure of key information about leasing arrangements. Leases are classified as finance or operating, with classification affecting the subsequent expense pattern and presentation of expense recognition in the income statement. Subsequently, the FASB issued the following standards related to ASU 2016-02: ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”, ASU 2018-10, “Codification Improvements to Topic 842, Leases”, ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), ASU 2018-20, “Narrow-Scope Improvements for Lessors” and ASU 2019-01, “Leases (Topic 842): Codification Improvements”, which provided additional guidance and clarity to ASU 2016-02 (collectively, the “Lease Standard”).

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

Adoption of the Lease Standard had a material effect on the Company’s consolidated financial statements due to the recognition of approximately $138 million of operating lease liabilities (approximately $6 million related to discontinued operations) with corresponding ROU assets. The Company implemented a global lease accounting system and updated internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures as a result of the Lease Standard.

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

Accounting Standards to be Implemented

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”). ASU 2016-13 sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. The guidance in this standard replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. Subsequently, the FASB issued the following standards related to ASU 2016-13: ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” ASU 2019-05, “Financial Instruments-Credit Losses (Topic 326) Targeted Transition Relief,” and ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which provided additional guidance and clarity to ASU 2016-13 (collectively, the “Credit Loss Standard”). The effective date will be the first quarter of fiscal year 2020 and early adoption is permitted. The Credit Loss Standard will be applied using a modified retrospective approach. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. The effective date will be the first quarter of fiscal year 2021 and early adoption is permitted. The Company is currently evaluating the impact that the amendments to Topic 740 will have on its consolidated financial statements.

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

The AWP segment designs, manufactures, services and markets aerial work platform equipment, telehandlers, light towers and utility equipment as well as their related components and replacement parts. Customers use these products to construct and maintain industrial, commercial, institutional and residential buildings and facilities, for construction and maintenance of utility and telecommunication lines, tree trimming, certain construction and foundation drilling applications, and for other commercial operations, as well as in a wide range of infrastructure projects.

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

Corporate and Other also includes eliminations among the two segments, various construction product lines, as well as general and corporate items.

None of the Company’s customers individually accounted for more than 10% of consolidated net sales in 2019, 2018 or 2017.

Business segment information is presented below (in millions):

	Year Ended December 31,
	2019	2018	2017
Net sales
AWP	$2,726.6	$2,950.4	$2,433.2
MP	1,371.4	1,322.6	1,119.8
Corporate and Other / Eliminations	255.1	244.2	240.7
Total	$4,353.1	$4,517.2	$3,793.7
Income (loss) from operations
AWP	$196.2	$300.5	$199.8
MP	196.8	176.0	125.1
Corporate and Other / Eliminations	(58.0)	(64.0)	(96.7)
Total	$335.0	$412.5	$228.2
Depreciation and amortization
AWP	$23.0	$20.9	$23.2
MP	7.7	7.6	8.0
Corporate	15.7	16.8	21.8
Total	$46.4	$45.3	$53.0
Capital expenditures
AWP	$82.1	$49.7	$15.6
MP	11.5	33.1	6.7
Corporate	11.9	8.2	9.4
Total	$105.5	$91.0	$31.7

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

	December 31,
	2019	2018
Identifiable assets
AWP	$1,814.4	$1,983.5
MP	1,172.1	1,160.1
Corporate and Other / Eliminations (1)	199.3	(185.6)
Assets held for sale (2)	9.8	527.9
Total	$3,195.6	$3,485.9

(1) Increase primarily due to cash from the sales of Demag and ASV Holdings, Inc. shares, Section 301 tariff receivables and recognition of ROU assets.
(2) Decrease in assets from the sale of Demag. See Note D - “Discontinued Operations and Assets and Liabilities Held For Sale”.

	December 31,
	2019	2018
Long-lived Assets
United States	$246.8	$193.1
United Kingdom	69.0	61.4
Germany	11.0	10.7
Other European countries	21.6	18.6
All other	41.0	33.5
Total	$389.4	$317.3

Long-lived assets consist of net fixed assets, which can be attributed to the specific geographic regions.
Geographic net sales information is presented below (in millions):

	Year Ended December 31, 2019
	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$1,801.8	$535.2	$146.9	$2,483.9
Western Europe	431.1	418.0	96.8	945.9
Asia-Pacific	325.1	288.5	15.0	628.6
Rest of World (1)	168.6	129.7	(3.6)	294.7
Total (2)	$2,726.6	$1,371.4	$255.1	$4,353.1
(1) Includes intercompany sales and eliminations.
(2) Total sales include $2.3 billion attributable to the U.S., the Company’s country of domicile.

	Year Ended December 31, 2018
	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$1,985.2	$518.5	$135.8	$2,639.5
Western Europe	530.5	382.0	75.4	987.9
Asia-Pacific	274.8	269.6	30.8	575.2
Rest of World (1)	159.9	152.5	2.2	314.6
Total (2)	$2,950.4	$1,322.6	$244.2	$4,517.2
(1) Includes intercompany sales and eliminations.
(2) Total sales include $2.4 billion attributable to the U.S., the Company’s country of domicile.

	Year Ended December 31, 2017
	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$1,570.7	$507.1	$143.9	$2,221.7
Western Europe	404.2	282.7	92.1	779.0
Asia-Pacific	265.0	204.8	37.2	507.0
Rest of World (1)	193.3	125.2	(32.5)	286.0
Total (2)	$2,433.2	$1,119.8	$240.7	$3,793.7
(1) Includes intercompany sales and eliminations.
(2) Total sales include $2.1 billion attributable to the U.S., the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

Product type net sales information is presented below (in millions):

	Year Ended December 31, 2019
	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$1,912.1	$—	$2.8	$1,914.9
Materials Processing Equipment	—	895.4	—	895.4
Specialty Equipment	—	473.3	—	473.3
Other (1)	814.5	2.7	252.3	1,069.5
Total	$2,726.6	$1,371.4	$255.1	$4,353.1
(1) Includes other product types, intercompany sales and eliminations.

	Year Ended December 31, 2018
	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$2,128.6	$—	$3.5	$2,132.1
Materials Processing Equipment	—	877.0	—	877.0
Specialty Equipment	—	421.1	—	421.1
Other (1)	821.8	24.5	240.7	1,087.0
Total	$2,950.4	$1,322.6	$244.2	$4,517.2

(1) Includes other product types, intercompany sales and eliminations.

	Year Ended December 31, 2017
	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$1,718.0	$—	$2.7	$1,720.7
Materials Processing Equipment	—	726.9	0.6	727.5
Specialty Equipment	—	376.3	—	376.3
Other (1)	715.2	16.6	204.1	935.9
Compact Construction Equipment (2)	—	—	33.3	33.3
Total	$2,433.2	$1,119.8	$240.7	$3,793.7
(1) Includes other product types, intercompany sales and eliminations.
(2) Remaining Compact Construction product lines divested in 2017.

NOTE C – INCOME TAXES

The components of income (loss) from continuing operations before income taxes are as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
United States	$(32.4)	$(9.5)	$(13.4)
Foreign	279.9	296.6	176.8
Income (loss) from continuing operations before income taxes	$247.5	$287.1	$163.4

The Company recorded Income (loss) from discontinued operations and Gain (loss) on disposition of discontinued operations before income taxes of $(175.8) million, $(136.3) million, and $40.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The major components of the Company’s provision for (benefit from) income taxes on continuing operations before income taxes are summarized below (in millions):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$14.7	$21.4	$(10.1)
State	1.2	1.8	2.2
Foreign	38.1	31.2	22.7
Current income tax provision (benefit)	54.0	54.4	14.8
Deferred:
Federal	(14.9)	(14.4)	36.6
State	(3.3)	1.2	(0.6)
Foreign	2.0	4.2	1.6
Deferred income tax (benefit) provision	(16.2)	(9.0)	37.6
Provision for (benefit from) income taxes	$37.8	$45.4	$52.4

The elimination of tax from intercompany transactions is included in current tax expense. The Company recorded Provision for (benefit from) income taxes of $(20.5) million, $(8.3) million and $24.3 million from discontinued operations and on disposition of discontinued operations for the years ended December 31, 2019, 2018 and 2017, respectively.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP when a SEC registrant does not have the necessary information available, compiled, analyzed, or reviewed in sufficient detail to complete the accounting for certain income tax effects from H.R. 1 “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (the “2017 Federal Tax Act”). During the fourth quarter of 2017, the Company recorded $29.8 million as a provisional tax charge for the deemed repatriation transition tax and $20.6 million as a provisional tax charge for the re-measurement of its U.S. deferred tax balances. The Company recorded measurement period adjustments during 2018 which did not have material effect on its consolidated financial statements. The 2017 provisional amounts were finalized in the fourth quarter of 2018.

In January 2018, the FASB released guidance on the accounting for tax on Global Intangible Low-taxed Income (“GILTI”). The guidance indicates that either accounting for deferred taxes related to GILTI or treating any taxes on GILTI as period costs are both acceptable accounting policy elections. Terex elected to treat taxes on GILTI inclusions as period costs.

Deferred tax assets and liabilities result from differences in the bases of assets and liabilities for tax and financial reporting purposes.  The tax effects of the basis differences and loss carry forwards as of December 31, 2019 and 2018 for continuing operations are summarized below for major balance sheet captions (in millions):

	2019	2018
Property, plant and equipment	$(14.5)	$(10.1)
Intangibles	(4.7)	(5.0)
Inventories	6.4	6.4
Accrued warranties and product liability	9.8	8.3
Loss carry forwards	198.5	195.5
Retirement plans	13.3	12.1
Accrued compensation and benefits	22.0	18.8
Operating lease ROU asset	(30.9)	—
Operating lease liability	32.2	—
Other	9.2	11.1
Deferred tax assets valuation allowance	(107.0)	(114.3)
Net deferred tax assets (liabilities)	$134.3	$122.8

Deferred tax assets for continuing operations were $243.6 million ($0.3 million for discontinued operations) before valuation allowances of $107.0 million, partially offset by deferred tax liabilities for continuing operations of $2.3 million at December 31, 2019.  Deferred tax assets for continuing operations were $239.0 million ($24.1 million for discontinued operations) before valuation allowances of $114.3 million, partially offset by deferred tax liabilities for continuing operations of $1.9 million at December 31, 2018. There were no deferred tax liabilities for discontinued operations at December 31, 2019 and 2018.

The Company evaluates the net realizable value of its deferred tax assets each reporting period. The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards. Historical information is supplemented by currently available information about future tax years. Realization of deferred tax assets requires sufficient taxable income of the appropriate character. To the extent estimates of future taxable income decrease or do not materialize, additional valuation allowances may be required. The Company records a valuation allowance for each deferred tax asset for which realization is not assessed as more likely than not. The valuation allowance for deferred tax assets as of December 31, 2019 and 2018 was $107.0 million and $114.3 million, respectively.  The net change in the total valuation allowance for the years ended December 31, 2019 and 2018 was a decrease of $7.3 million and $20.3 million, respectively.

The Company’s Provision for (benefit from) income taxes is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s Income (loss) from continuing operations before income taxes.  The reasons for the difference are summarized as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Tax at statutory federal income tax rate	$51.9	$60.3	$57.2
State taxes	(1.7)	2.3	1.0
Change in valuation allowance	(4.9)	(13.9)	(2.1)
Foreign tax differential on income/losses of foreign subsidiaries	(14.5)	(18.0)	(33.7)
U.S. tax on multi-national operations	7.2	16.3	7.7
Change in foreign tax rates	3.7	0.7	—
Tax effect of dispositions	—	—	(27.2)
2017 Federal Tax Act	—	5.5	46.9	(1)
Expired stock awards	—	—	2.0
Pension plan settlement	—	(7.1)	—
Other	(3.9)	(0.7)	0.6
Provision for (benefit from) income taxes	$37.8	$45.4	$52.4

(1) The impact of the 2017 Federal Tax Act is $50.4 million. Impacts of $1.3 million and $2.1 million are included in State taxes and Change in valuation allowance, respectively.

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

As a result of the 2017 Federal Tax Act, the Company changed its indefinite reinvestment assertion related to foreign earnings that have been taxed in the U.S. and now considers these earnings no longer indefinitely reinvested.  The Company has recorded foreign, federal and state tax expense with respect to earnings which have been subject to federal income tax and which are no longer indefinitely reinvested.  Any adjustments related to the change of indefinite reinvestment assertion for foreign earnings accumulated as of December 31, 2017 has been included in income from continuing operations as an adjustment to tax expense during the measurement period in 2018.  The Company plans to indefinitely reinvest all undistributed foreign earnings in excess of those previously taxed in the U.S.  For the year ended December 31, 2019, the Company’s estimate of its remaining unremitted earnings of its foreign subsidiary ownership chains that have positive retained earnings and have not been subject to tax in the U.S. was approximately $90 million.  At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the Company’s investment in non-U.S. subsidiaries is not practicable.

At December 31, 2019, the Company has various state net operating loss carry forwards available to reduce future state taxable income and income taxes, the majority of which will expire at various dates through 2039.

At December 31, 2019, the Company has approximately $536 million of loss carry forwards, consisting of $245 million in Germany, $161 million in Italy, $52 million in China, $30 million in Spain, and $48 million in other countries, which are available to offset future taxable income.  The majority of these tax loss carry forwards are available without expiration. In addition, the gross amount of the Australian capital loss carryforward is $21 million, and it has an unlimited carryforward period.

The Company made total net income tax payments including discontinued operations of $46.8 million, $52.7 million and $29.0 million in 2019, 2018 and 2017, respectively.  At December 31, 2019 and 2018, Other current assets included net income tax receivable amounts of $24.3 million and $13.5 million, respectively.

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions).

Balance as of January 1, 2017	$30.6
Additions for current year tax positions	—
Additions for prior year tax positions	11.9
Reductions for prior year tax positions	(0.7)
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	(1.3)
Settlements	(6.8)
Balance as of December 31, 2017	33.7
Additions for current year tax positions	—
Additions for prior year tax positions	6.1
Reductions for prior year tax positions	(14.8)
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	(0.8)
Settlements	(10.7)
Balance as of December 31, 2018	13.5
Additions for current year tax positions	—
Additions for prior year tax positions	2.0
Reductions for prior year tax positions	(0.4)
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	(0.8)
Settlements	—
Balance as of December 31, 2019	$14.3

The Company evaluates each reporting period whether it is reasonably possible material changes to its uncertain tax position liability could occur in the next 12 months.  Changes may occur as a result of uncertain tax positions being considered effectively settled, re-measured, paid, acquired or divested, as a result of a change in accounting rules, tax law or judicial decision, or due to expiration of the relevant statute of limitations. It is not possible to predict which uncertain tax positions, if any, may be challenged by tax authorities. Timing and impact of income tax audits and their resolution is uncertain. New facts, laws, pronouncements and judicial decisions can change assessments concerning technical merit and measurement. The amounts of or periods in which changes to reserves for uncertain tax positions will occur is difficult to predict.  The Company believes it is reasonably possible the amount of unrecognized tax benefits disclosed as of December 31, 2019 may decrease approximately $6 million in the year ending December 31, 2020. Such possible decrease relates to anticipated tax audit settlements.

As of December 31, 2019 and 2018, the Company had $14.3 million and $13.5 million, respectively, of unrecognized tax benefits.  Of the $14.3 million at December 31, 2019, $4.0 million, if recognized, would affect the effective tax rate.  As of December 31, 2019 and 2018, the liability for potential interest and penalties was $1.2 million and $1.0 million, respectively.  During the years ended December 31, 2019 and 2018, the Company recognized total tax expense of $0.2 million and tax benefit of $6.6 million for interest and penalties, respectively.

NOTE D – DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

MOBILE CRANES

On July 31, 2019, the Company completed the disposition of Demag to Tadano. The Company received approximately $215 million of consideration, as adjusted for estimated amounts of cash, debt, working capital and certain other items. The final consideration will be adjusted based on the actual amounts of cash, debt and working capital. Products divested are Demag® all terrain cranes and large lattice boom crawler cranes. During the year ended December 31, 2019, the Company recognized a charge of approximately $82 million, net of tax, to write-down Demag to its fair value, less costs to sell. During the year ended December 31, 2019, the Company recorded a loss on disposition of discontinued operations, net of tax, of $11.6 million. During 2019, the Company also exited North American mobile crane product lines manufactured in its Oklahoma City facility.

The Company’s actions to sell Demag and cease manufacturing mobile crane product lines in its Oklahoma City facility represent a significant strategic shift in its business away from mobile cranes as these businesses constituted a significant part of its operations and financial results. The Company believes these actions were necessary as it continues to execute its Focus, Simplify and Execute to Win strategy.

In connection with the disposition of Demag, the Company completed a legal entity restructuring and entered into certain ancillary agreements with Tadano, including a Transition Services Agreement (“TSA”), dated as of July 31, 2019, under which the parties will provide one another certain transition services to facilitate the separation of Demag from the Company. Agreements covered under the TSA are generally 12 months or less in duration but certain agreements extend for 36 months. Fees related to these agreements are for reimbursement of services provided.

In addition to selling Demag, the Company sold its boom truck, truck crane and crossover product lines and related inventory previously manufactured in its Oklahoma City facility on April 24, 2019. The Company received notes and receivables totaling $27.7 million and recorded a gain, net of tax, of $12.8 million during the year ended December 31, 2019.

MHPS

On May 16, 2016, Terex agreed to sell its Material Handling and Port Solutions (“MHPS”) business to Konecranes Plc (“Konecranes”) by entering into a Stock and Asset Purchase Agreement, as amended (the “SAPA”), with Konecranes. On January 4, 2017, the Company completed the Disposition, pursuant to the SAPA, effective as of January 1, 2017. In connection with the Disposition, the Company received 19.6 million newly issued Class B shares of Konecranes and approximately $835 million in cash after adjustments for estimated cash, debt and net working capital at closing and the divestiture of Konecranes’ Stahl Crane Systems business, which was undertaken by Konecranes in connection with the Disposition. During the years ended December 31, 2019, 2018 and 2017, the Company recognized a (loss) gain on the Disposition (net of tax) of $(1.2) million, $(3.1) million and $64.3 million, respectively.

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

Income (loss) from discontinued operations

The following amounts related to discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statement of Income (Loss) (in millions):

	Year ended December 31,
	2019	2018	2017
	Cranes	Cranes	Cranes
Net sales	$327.2	$607.8	$569.7
Cost of sales	(335.2)	(602.9)	(521.0)
Selling, general and administrative expenses	(75.6)	(117.5)	(97.5)
Impairment of Mobile Cranes disposal group	(82.1)	—	—
Asset impairments	—	(6.6)	0.5
Other income (expense)	(4.5)	(19.1)	(3.1)
Income (loss) from discontinued operations before income taxes	(170.2)	(138.3)	(51.4)
(Provision for) benefit from income taxes	14.8	7.9	0.4
Gain (loss) on disposition of discontinued operations – net of tax	—	—	1.4
Income (loss) from discontinued operations – net of tax	$(155.4)	$(130.4)	$(49.6)

Other Divestitures

The Company is actively seeking a buyer for its utility hot lines tools business located in South America and, accordingly, assets and liabilities have been reported as held for sale. Non-cash impairment charges of $1.8 million and $6.7 million, were recorded to adjust net asset value to estimated fair value in 2018 and 2017, respectively.

The operating results for the hot lines tools business are reported in continuing operations, within the AWP segment in the Company’s segment disclosures.

In August 2017, the Company entered into an agreement to sell its manufacturing facility in Jinan, China. The sale was completed during the third quarter of 2017 and the Company recorded a gain on sale of $5.7 million in its Corporate and Other category as a component of Selling, general and administrative expenses (“SG&A”) in the Consolidated Statement of Income (Loss).

Construction

During the year ended December 31, 2017, the Company completed the sale of its Coventry, U.K.-based compact construction business and remaining U.K.-based compact construction product lines and recognized a loss of $1.2 million within SG&A in the Consolidated Statement of Income (Loss) related to the sale.

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

During the year ended December 31, 2016, the Company sold certain additional portions of its former Construction segment, including the following products: midi/mini excavators, wheeled excavators, compact wheel loaders, and components, primarily in Europe. During the year ended December 31, 2017, the Company recognized a gain of $5.8 million within SG&A resulting from a post-closing adjustment related to the 2016 sale of its midi/mini excavators, wheeled excavators, and compact wheel loader business in Germany.

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

The following table provides the amounts of assets and liabilities held for sale in the Consolidated Balance Sheet (in millions):

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$5.0	$32.6
Trade receivables – net	3.5	126.9
Inventories	5.3	295.5
Prepaid and other current assets	0.2	9.4
Impairment reserve	(4.8)	(4.9)
Current assets held for sale	$9.2	$459.5

Property, plant and equipment – net	$0.6	$28.8
Intangible assets – net	2.4	4.3
Impairment reserve	(2.8)	(2.9)
Other assets	0.4	38.2
Non-current assets held for sale	$0.6	$68.4

Liabilities
Current portion of long-term debt	$—	$0.6
Trade accounts payable	4.6	101.6
Accruals and other current liabilities	3.8	77.3
Current liabilities held for sale	$8.4	$179.5

Long-term debt, less current portion	$—	$4.1
Retirement plans	—	71.8
Other non-current liabilities	1.2	10.6
Non-current liabilities held for sale	$1.2	$86.5

The following table provides amounts of cash and cash equivalents presented in the Consolidated Statement of Cash Flows (in millions):

	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$535.1	$339.5	$571.6
Cash and cash equivalents - held for sale	5.0	32.6	58.5
Total cash and cash equivalents	$540.1	$372.1	$630.1

The following table provides supplemental cash flow information related to discontinued operations (in millions):

	Year Ended December 31,
	2019	2018	2017
Non-cash operating items:
Depreciation and amortization	$3.3	$14.4	$13.1
Gain (loss) on disposition of discontinued operations	$—	$—	$(1.4)
Deferred taxes	$(1.4)	$(0.2)	$(0.1)
Impairments	$82.1	$6.6	$(0.5)
Investing activities:
Capital expenditures	$(3.4)	$(12.8)	$(13.4)

Gain (Loss) on Disposition of Discontinued Operations - net of tax (in millions):

	Year Ended December 31,
	2019				2018				2017
	Cranes	MHPS	Other	Total	MHPS	Atlas	Other	Total	MHPS	Atlas	Total
Gain (loss) on disposition of discontinued operations	$(1.0)	$(4.6)	$—	$(5.6)	$(1.2)	$3.2	$—	$2.0	$88.5	$3.5	$92.0
(Provision for) benefit from income taxes	2.2	3.4	0.1	5.7	(1.9)	(0.5)	2.8	0.4	(24.2)	(0.5)	(24.7)
Gain (loss) on disposition of discontinued operations – net of tax	$1.2	$(1.2)	$0.1	$0.1	$(3.1)	$2.7	$2.8	$2.4	$64.3	$3.0	$67.3

NOTE E – EARNINGS PER SHARE

	For the year ended December 31,
	(in millions, except per share data)
	2019	2018	2017
Income (loss) from continuing operations	$209.7	$241.7	$111.0
Income (loss) from discontinued operations-net of tax	(155.4)	(130.4)	(49.6)
Gain (loss) on disposition of discontinued operations-net of tax	0.1	2.4	67.3
Net income (loss)	$54.4	$113.7	$128.7
Basic shares:
Weighted average shares outstanding	71.1	75.4	92.8
Earnings (loss) per share - basic:
Income (loss) from continuing operations	$2.95	$3.21	$1.20
Income (loss) from discontinued operations-net of tax	(2.18)	(1.73)	(0.53)
Gain (loss) on disposition of discontinued operations-net of tax	—	0.03	0.72
Net income (loss)	$0.77	$1.51	$1.39
Diluted shares:
Weighted average shares outstanding - basic	71.1	75.4	92.8
Effect of dilutive securities:
Restricted stock awards	0.7	1.5	2.1
Diluted weighted average shares outstanding	71.8	76.9	94.9
Earnings (loss) per share - diluted:
Income (loss) from continuing operations	$2.92	$3.14	$1.17
Income (loss) from discontinued operations-net of tax	(2.16)	(1.69)	(0.52)
Gain (loss) on disposition of discontinued operations-net of tax	—	0.03	0.71
Net income (loss)	$0.76	$1.48	$1.36

Non-vested restricted stock awards granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average restricted stock awards of approximately 0.6 million, and 0.2 million were outstanding during the year ended December 31, 2019 and 2018, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. In 2017, these awards were not material.

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

The Company primarily conducts on-book business in the U.S., with limited business in China, Brazil and Germany. The Company does business with various types of customers consisting of rental houses, end user customers and Terex equipment dealers.

The Company’s net finance receivable balances include both sales-type leases and commercial loans. Finance receivables that management intends to hold until maturity are stated at their outstanding unpaid principal balances, net of an allowance for loan losses as well as any deferred fees and costs. Finance receivables originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, on an individual asset basis. During the years ended December 31, 2019, 2018 and 2017, the Company transferred finance receivables of $226.2 million, $290.5 million and $266.6 million, respectively, to third-party financial institutions, which qualified for sales treatment under ASC 860. During the years ended December 31, 2019, 2018 and 2017, the Company recorded gains on transferred finance receivables of $5.4 million, $3.3 million, and $11.3 million, respectively, which were recorded as sales by TFS and were reported in the Corporate and Other category. At December 31, 2019 and 2018, the Company had $17.6 million and $19.2 million, respectively, of held for sale finance receivables recorded in Prepaid and other current assets in the Consolidated Balance Sheet.

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

Finance receivables, net consisted of the following (in millions):

	December 31, 2019	December 31, 2018
Commercial loans	$145.7	$154.0
Sales-type leases	20.5	45.5
Total finance receivables, gross	166.2	199.5
Allowance for credit losses	(11.0)	(5.5)
Total finance receivables, net	$155.2	$194.0

Approximately $52 million and $72 million of finance receivables are recorded in Prepaid and other current assets at December 31, 2019 and 2018. Approximately $103 million and $122 million are recorded in Other assets in the Consolidated Balance Sheet at December 31, 2019 and 2018, respectively.

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

The following table presents an analysis of the allowance for credit losses (in millions):

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$4.0	$1.5	$5.5	$5.7	$0.9	$6.6	$5.9	$0.4	$6.3
Provision for credit losses	6.9	(1.0)	5.9	(0.5)	0.6	0.1	0.2	0.5	0.7
Charge offs	(0.4)	—	(0.4)	(1.1)	—	(1.1)	(0.4)	—	(0.4)
Recoveries	—	—	—	(0.1)	—	(0.1)	—	—	—
Balance, end of period	$10.5	$0.5	$11.0	$4.0	$1.5	$5.5	$5.7	$0.9	$6.6

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

General loss allowance levels are determined based upon a combination of factors including, but not limited to, TFS experience, general market loss experience, performance of the portfolio, current economic conditions, and management's judgment. The two primary risk characteristics inherent in the portfolio are (1) the customer's ability to meet contractual payment terms, and (2) the liquidation values of the underlying primary and secondary collaterals. The Company records a general or unallocated loss allowance that is calculated by applying a reserve rate to its portfolio, net of individually impaired finance receivables. All delinquent accounts are reviewed for potential impairment. A receivable is deemed to be impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Amount of impairment is measured as the difference between the balance outstanding and underlying collateral value of equipment being financed, as well as any other collateral. All finance receivables identified as impaired are evaluated individually. Generally, the Company does not change terms and conditions of existing finance receivables.

The following table presents individually impaired finance receivables (in millions):

	December 31, 2019			December 31, 2018			December 31, 2017
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Recorded investment	$7.8	$—	$7.8	$1.5	$—	$1.5	$6.0	$—	$6.0
Related allowance	7.8	—	7.8	0.6	—	0.6	2.4	—	2.4
Average recorded investment	7.5	—	7.5	2.4	—	2.4	3.7	—	3.7

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in millions):

	December 31, 2019			December 31, 2018
Allowance for credit losses, ending balance:	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Individually evaluated for impairment	$7.8	$—	$7.8	$0.6	$—	$0.6
Collectively evaluated for impairment	2.7	0.5	3.2	3.4	1.5	4.9
Total allowance for credit losses	$10.5	$0.5	$11.0	$4.0	$1.5	$5.5

Finance receivables, ending balance:
Individually evaluated for impairment	$7.8	$—	$7.8	$1.5	$—	$1.5
Collectively evaluated for impairment	137.9	20.5	158.4	152.5	45.5	198.0
Total finance receivables	$145.7	$20.5	$166.2	$154.0	$45.5	$199.5

Accounts are considered delinquent when the billed periodic payments of the finance receivables exceed 30 days past the due date.

The following tables present analysis of aging of recorded investment in finance receivables (in millions):

	December 31, 2019
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$135.1	$2.4	$0.1	$8.1	$10.6	$145.7
Sales-type leases	20.2	—	0.3	—	0.3	20.5
Total finance receivables	$155.3	$2.4	$0.4	$8.1	$10.9	$166.2

	December 31, 2018
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$152.2	$0.1	$—	$1.7	$1.8	$154.0
Sales-type leases	45.3	0.2	—	—	0.2	45.5
Total finance receivables	$197.5	$0.3	$—	$1.7	$2.0	$199.5

Commercial loans in the amount of $27.1 million and $6.0 million were on non-accrual status as of December 31, 2019 and 2018, respectively. Sales-type leases in the amount of $0.3 million were on non-accrual status as of December 31, 2019 and there were no sales-type leases on non-accrual status as of December 31, 2018.

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

Finance receivables by risk rating (in millions):

Rating	December 31, 2019	December 31, 2018
Superior	$1.7	$7.5
Above Average	17.3	30.7
Average	42.1	56.9
Below Average	96.2	94.5
Sub Standard	8.9	9.9
Total	$166.2	$199.5

The Company believes the finance receivables retained, net of allowance for credit losses, are collectible.

NOTE G – INVENTORIES

Inventories consist of the following (in millions):

	December 31,
	2019	2018
Finished equipment	$408.1	$478.4
Replacement parts	160.8	143.3
Work-in-process	78.7	86.5
Raw materials and supplies	200.1	210.7
Inventories	$847.7	$918.9

Reserves for lower of cost or NRV and excess and obsolete inventory were $53.2 million and $49.8 million at December 31, 2019 and 2018, respectively.

NOTE H – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	December 31,
	2019	2018
Property	$40.9	$39.6
Plant	168.1	161.3
Equipment	358.3	337.3
Leasehold improvements	55.8	49.1
Construction in progress	101.1	42.2
Property, plant and equipment – gross	724.2	629.5
Less: Accumulated depreciation	(334.8)	(312.2)
Property, plant and equipment – net	$389.4	$317.3

Depreciation expense for the years ended December 31, 2019, 2018 and 2017, was $39.6 million, $39.0 million and $47.0 million, respectively.

NOTE I – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	MP	Total
Balance at December 31, 2017, gross	$140.2	$195.2	$335.4
Accumulated impairment	(38.6)	(23.2)	(61.8)
Balance at December 31, 2017, net	101.6	172.0	273.6
Foreign exchange effect and other	(1.0)	(7.4)	(8.4)
Balance at December 31, 2018, gross	139.2	187.8	327.0
Accumulated impairment	(38.6)	(23.2)	(61.8)
Balance at December 31, 2018, net	100.6	164.6	265.2
Foreign exchange effect and other	0.1	4.6	4.7
Balance at December 31, 2019, gross	139.3	192.4	331.7
Accumulated impairment	(38.6)	(23.2)	(61.8)
Balance at December 31, 2019, net	$100.7	$169.2	$269.9

Intangible assets, net were comprised of the following as of December 31, 2019 and 2018 (in millions):

		December 31, 2019			December 31, 2018
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$9.4	$(8.8)	$0.6	$9.7	$(9.1)	$0.6
Customer Relationships	22	25.6	(22.8)	2.8	25.6	(21.7)	3.9
Land Use Rights	81	4.3	(0.7)	3.6	4.4	(0.6)	3.8
Other	8	25.1	(22.4)	2.7	24.9	(21.8)	3.1
Total definite-lived intangible assets		$64.4	$(54.7)	$9.7	$64.6	$(53.2)	$11.4

	For the Year Ended December 31,
(in millions)	2019	2018	2017
Aggregate Amortization Expense	$1.8	$1.8	$1.8

Estimated aggregate intangible asset amortization expense (in millions) for each of the next five years is as follows:

2020	$1.4
2021	1.3
2022	1.3
2023	0.8
2024	0.6

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

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with recognized assets or liabilities or forecasted transactions due to changing currency exchange rates.  Primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar.   These foreign exchange contracts are designated as cash flow hedging instruments. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Foreign exchange contracts outstanding as of December 31, 2019 mature on or before December 31, 2020.  At December 31, 2019 and 2018, the Company had $233.0 million and $368.2 million notional amount, respectively, of foreign exchange contracts outstanding that were designated as cash flow hedge contracts.  For effective hedging instruments, unrealized gains and losses associated with foreign exchange contracts are deferred as a component of Accumulated other comprehensive income (loss) (“AOCI”) until the underlying hedged transactions settle and are reclassified to COGS in the Company’s Consolidated Statement of Income (Loss).

Certain foreign exchange contracts entered into by the Company have not been designated as hedging instruments to mitigate its exposure to changes in foreign currency exchange rates on recognized assets and liabilities. The Company had $121.2 million and $107.8 million notional amount of foreign exchange contracts outstanding that were not designated as hedging instruments at December 31, 2019 and 2018, respectively.  The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments were offset by changes in the underlying hedged items, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments were recognized as gains or losses in Other income (expense) – net in the Consolidated Statement of Income (Loss).

Other

Other derivatives designated as cash flow hedging instruments include cross currency and commodity swaps. The outstanding notional amount of commodity swaps was $7.0 million at December 31, 2019. There were no cross currency swaps outstanding at December 31, 2019. The outstanding notional amount of cross currency and commodity swaps was $45.9 million and $11.2 million , respectively, at December 31, 2018. The Company uses cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates and commodity swaps to mitigate price risk for hot rolled coil steel. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Fair values of commodity swaps are based on observable market data for similar assets and liabilities. Changes in the fair value of cross currency and commodity swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Other income (expense) - net in the Consolidated Statement of Income (Loss) when the underlying hedged item is re-measured. Gains or losses on commodity swaps are reclassified to COGS in the Consolidated Statement of Income (Loss) when the hedged transaction affects earnings.

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

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Consolidated Balance Sheet (in millions):

		December 31, 2019		December 31, 2018
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$4.1	$—	$2.9	$0.2
Cross currency swaps	Other current assets	—	—	0.8	—
Debt conversion feature	Other assets	—	—	—	0.5
Foreign exchange contracts	Other current liabilities	$(3.9)	$—	$(5.0)	$—
Commodity swaps	Other current liabilities	—	—	(1.1)	—
Cross currency swaps	Other non-current liabilities	—	—	(3.0)	—
Net derivative asset (liability)		$0.2	$—	$(5.4)	$0.7

(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income
	Year Ended December 31,			Year Ended December 31,
Instrument	2019	2018	Income Statement Account	2019	2018
Foreign exchange contracts	$2.7	$(5.4)	Cost of goods sold	$(5.5)	$(1.4)
Commodity swaps	0.3	(1.2)	Cost of goods sold	(2.8)	(0.2)
Cross currency swaps	0.6	0.1	Other income (expense) - net	1.1	2.1
Total	$3.6	$(6.5)	Total	$(7.2)	$0.5

Gain (Loss) Recognized on Derivatives in OCI, net of tax:	Year Ended December 31, 2017
Instrument
Foreign exchange contracts	$5.4
Cross currency swaps	(0.9)
Total	$4.5

Gain (Loss) Reclassified from AOCI into Income (Loss) (Effective):	Year Ended December 31, 2017
Income Statement Account
Cost of goods sold	$1.5
Other income (expense) – net	(3.1)
Total	$(1.6)

The following tables provide the effect of derivative instruments that are designated as hedges in the Consolidated Statement of Income (Loss) (in millions):

	Classification and amount of Gain or Loss Recognized in Income
	Cost of goods sold		Other income (expense) - net
	Year Ended December 31,
	2019	2018	2019	2018
Income Statement Accounts in which effects of cash flow hedges are recorded	$(3,465.3)	$(3,555.3)	$(6.1)	$(60.6)
Gain (Loss) Reclassified from AOCI into Income (Loss):
Foreign exchange contracts	(5.5)	(1.4)	—	—
Commodity swaps	(2.8)	(0.2)	—	—
Cross currency swaps	—	—	1.1	2.1
Total	$(8.3)	$(1.6)	$1.1	$2.1

Gain (Loss) Recognized on Derivatives (Ineffective) in Income (Loss):	December 31, 2017
Income Statement Account
Cost of goods sold	$1.2
Other income (expense) – net	(0.1)
Total	$1.1

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives outstanding at the end of the period in the Consolidated Statement of Income (Loss) (in millions):

		Year Ended December 31,
Instrument	Income Statement Account	2019	2018	2017
Foreign exchange contracts	Other income (expense) – net	$(0.2)	$(0.1)	$(1.1)
Debt conversion feature	Other income (expense) – net	$(0.5)	$(0.9)	$0.4
Total		$(0.7)	$(1.0)	$(0.7)

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

See Note N - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within the unrealized net gains (losses) included in AOCI as of December 31, 2019, it is estimated that $0.8 million of losses are expected to be reclassified into earnings in the next twelve months.

NOTE K – LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows (in millions):

	December 31,
	2019	2018
5-5/8% Senior Notes due February 1, 2025, net of unamortized debt issuance costs of $7.5 and $8.9 at December 31, 2019 and 2018, respectively	$592.5	$591.1
2017 Credit Agreement – term debt due January 31, 2024 (“Original Term Loan”, as defined below), net of unamortized debt issuance costs of $4.0 and $5.0 at December 31, 2019 and 2018, respectively	383.8	386.4
2017 Credit Agreement – term debt due January 31, 2024 (“2019 Term Loan”, as defined below), net of unamortized debt issuance costs of $2.1 at December 31, 2019	195.6	—
2017 Credit Agreement – revolver	—	237.0
Finance lease obligations	3.7	—
Other	0.1	0.2
Total debt	1,175.7	1,214.7
Less: Current portion of long-term debt	(6.9)	(4.1)
Long-term debt, less current portion	$1,168.8	$1,210.6

2017 Credit Agreement

On January 31, 2017, the Company entered into a credit agreement (as amended, the “2017 Credit Agreement”) with the lenders and issuing banks party thereto and Credit Suisse AG, Cayman Islands Branch (“CSAG”), as administrative agent and collateral agent. The 2017 Credit Agreement includes (i) a $600 million revolving line of credit (the “Revolver”) and (ii) senior secured term loans totaling $600 million that will mature on January 31, 2024 (the “Term Loans”); both are further described below. In connection with the 2017 Credit Agreement, the Company terminated its previous credit agreement with the lenders party thereto and CSAG, as administrative agent and collateral agent and related agreements and documents (the “2014 Credit Agreement”).

The 2017 Credit Agreement contains a $400 million senior secured term loan (the “Original Term Loan”). On August 17, 2017, the Company entered into an Incremental Assumption Agreement and Amendment No. 1 to the 2017 Credit Agreement which lowered the interest rate on the Original Term Loan by 25 basis points. On February 28, 2018, the Company entered into an Incremental Assumption Agreement and Amendment No. 2 (“Amendment No. 2”) to the 2017 Credit Agreement which lowered the interest rate on the Original Term Loan by an additional 25 basis points. The Original Term Loan portion of the 2017 Credit Agreement bears interest at a rate of London Interbank Offered Rate (“LIBOR”) plus 2.00% with a 0.75% LIBOR floor. On March 7, 2019, the Company entered into an Incremental Assumption Agreement and Amendment No. 3 (“Amendment No. 3”) to the 2017 Credit Agreement. Amendment No. 3 provided the Company with an additional term loan (the “2019 Term Loan”) under the 2017 Credit Agreement in the amount of $200 million. The 2019 Term Loan portion of the 2017 Credit Agreement bears interest at a rate of LIBOR plus 2.75% with a 0.75% LIBOR floor.

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

The 2017 Credit Agreement requires the Company to comply with a number of covenants which limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. If the Company’s borrowings under its revolving line of credit are greater than 30% of the total revolving credit commitments, the 2017 Credit Agreement requires the Company to comply with certain financial tests, as defined in the 2017 Credit Agreement. If applicable, the minimum required levels of the interest coverage ratio would be 2.5 to 1.0 and the maximum permitted levels of the senior secured leverage ratio would be 2.75 to 1.0. The 2017 Credit Agreement also contains customary default provisions. The Company was in compliance with the covenants contained in the 2017 Credit Agreement as of December 31, 2019.

During the years ended December 31, 2018 and 2017, the Company recorded a loss on early extinguishment of debt related to Amendment No. 2 to the 2017 Credit Agreement of approximately $0.7 million and $0.7 million, respectively.

As of December 31, 2019 and 2018, the Company had, $585.5 million and $391.4 million, net of discount, respectively, in Term Loans outstanding under the 2017 Credit Agreement. The weighted average interest rate on the Term Loans at December 31, 2019 and 2018 was 4.10% and 4.50%, respectively. The Company had no revolving credit amounts outstanding as of December 31, 2019 and $237.0 million outstanding as of December 31, 2018. The weighted average interest rate on the revolving credit amounts at December 31, 2018 was 5.98%.

The Company issues letters of credit that generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet and guaranteeing the Company’s performance under contracts. Letters of credit can be issued under two facilities provided in the 2017 Credit Agreement and via bilateral arrangements outside the 2017 Credit Agreement.

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

Letters of credit outstanding (in millions):

	December 31, 2019			December 31, 2018
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
$400 Million Facility	$—	$—	$—	$—	$—	$—
$300 Million Facility	34.8	—	34.8	33.4	—	33.4
Bilateral Arrangements	45.3	—	45.3	32.0	10.4	42.4
Total	$80.1	$—	$80.1	$65.4	$10.4	$75.8

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

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of long-term debt outstanding at December 31, 2019 in the successive five-year period and thereafter are summarized below. Amounts shown are exclusive of minimum lease payments for capital lease obligations (in millions):

2020	$6.1
2021	5.5
2022	5.5
2023	5.5
2024	561.4
Thereafter	601.5
Total Debt	1,185.5
Less: Unamortized debt issuance costs	$(13.5)
Net debt	$1,172.0

Fair Value of Debt

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of December 31, 2019 and 2018, as follows (in millions, except for quotes):

2019	Book Value	Quote	FV
5-5/8% Notes	$600.0	$1.03375	$620
2017 Credit Agreement - Original Term Loan (net of discount)	$387.8	$1.00656	$390
2017 Credit Agreement - 2019 Term Loan (net of discount)	$197.7	$1.00938	$200

2018	Book Value	Quote	FV
5-5/8% Notes	$600.0	$0.93250	$560
2017 Credit Agreement - Original Term Loan (net of discount)	$391.4	$0.96750	$379

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

The Company paid $70.9 million, $57.5 million and $59.2 million of interest in 2019, 2018 and 2017, respectively.

NOTE L – LEASES

Terex has operating leases for real property, vehicles and office and industrial equipment, generally expiring over terms from 1 to 15 years. Many of the leases held by Terex include options to extend or terminate the lease.
Real property leases are used for office, administrative and industrial purposes. The base terms of these leases typically expire between 2 and 6 years, with options to renew between 1 and 15 years. Most of our renewal options are linked to market conditions and Terex cannot estimate how existing renewal options will affect the monthly payments. Residual value guarantees are not material.
The vehicle leases mainly include cars and trucks. Term length for these leases typically varies between 1 and 7 years.
Office and industrial equipment leases primarily include machinery used for conducting business at office locations and manufacturing sites worldwide. Term length for these leases typically varies between 1 and 6 years.

Operating Leases
Operating lease cost consists of the following (in millions):

Year Ended
December 31, 2019
Operating lease cost	$33.8
Variable lease cost	6.7
Short-term lease cost	5.0
Total operating lease costs	$45.5

Variable lease costs correspond to future period lease payments which are determined at fair market value at determined points in time. Operating lease obligations consist primarily of commitments to rent real properties.

Supplemental balance sheet information related to leases (in millions, except lease term and discount rate):

December 31, 2019
Operating lease right-of-use assets included within Other assets	$122.9

Current maturities of operating leases included within Other current liabilities	$25.9
Non-current operating leases included within Other liabilities	104.7
Total operating lease liabilities	$130.6

Weighted average discount rate for operating leases	5.58%
Weighted average remaining operating lease term in years	6

Maturities of operating lease liabilities (in millions):

Years Ending December 31,	December 31, 2019
2020	$31.3
2021	27.8
2022	24.8
2023	21.9
2024	16.9
Thereafter	27.6
Total undiscounted operating lease payments	150.3
Less: Imputed interest	(19.7)
Total operating lease liabilities	130.6
Less: Current maturities of operating lease liabilities	(25.9)
Non-current operating lease liabilities	$104.7

Supplemental cash flow and other information related to operating leases (in millions):

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$36.6
Operating right-of-use assets obtained in exchange for operating lease liabilities	$22.9

Disclosures related to periods prior to adoption of the Lease Standard

Future minimum noncancellable operating lease payments at December 31, 2018 were as follows (in millions):

2019	$30.5
2020	25.8
2021	22.9
2022	18.7
2023	16.4
Thereafter	37.0
Total minimum obligations	$151.3

Most of the Company’s operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was $37.5 million and $36.5 million in 2018 and 2017, respectively.

NOTE M – RETIREMENT PLANS AND OTHER BENEFITS

U.S. Pension Plan

The Company maintains a nonqualified Supplemental Executive Retirement Plan (“U.S. SERP”). The U.S. SERP provides retirement benefits to certain former U.S. employees of the Company. Generally, the U.S. SERP provides a benefit based on average total compensation earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program, excluding salary deferrals and matching contributions. In addition, benefits are reduced by Social Security Primary Insurance Amounts attributable to Company contributions. The U.S. SERP is unfunded and participation in the U.S. SERP has been frozen. There is a defined contribution plan for certain senior executives of the Company.

The Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”). Participation in the Terex Plan for all employees was frozen. Participants were credited with post-freeze service for purposes of determining vesting and retirement eligibility only. The benefits covering salaried employees were based primarily on years of service and employees’ qualifying compensation during the final years of employment. The benefits covering bargaining unit employees were based primarily on years of service and a flat dollar amount per year of service. The Company’s policy was generally to fund the Terex Plan based on the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Plan assets consisted primarily of common stocks, bonds and short-term cash equivalent funds. In November 2018, the Company completed the termination of the Terex Plan as further described below. There were no minimum contribution requirements for the 2018 and 2017 plan years.

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

Savings Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, contribute to certain of these plans. Charges recognized for these savings plans were $20.8 million, $21.9 million and $16.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. For the years ended December 31, 2019, 2018 and 2017, Company matching contributions to tax deferred savings plans were invested at the direction of plan participants.

Information regarding the Company’s plans, including U.S. SERP, was as follows (in millions, except percent values):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2019	2018	2019	2018	2019	2018
Accumulated benefit obligation at end of year	$43.1	$35.1	$151.1	$136.6
Change in benefit obligation:
Benefit obligation at beginning of year	$39.1	$128.0	$138.4	$154.6	$0.9	$1.1
Service cost	0.2	0.4	1.9	1.8	—	—
Interest cost	1.6	4.3	3.6	3.4	0.1	—
Transfer from held for sale	—	—	0.1	—	2.1	—
Settlements	—	(77.5)	(2.4)	(2.7)	—	—
Curtailments	—	—	(0.3)	—	—	—
Plan amendments	—	—	—	2.6	—	—
Actuarial loss (gain)	3.4	(8.2)	12.6	(6.5)	(0.1)	(0.2)
Benefits paid	(1.2)	(7.9)	(5.8)	(6.5)	(0.2)	—
Foreign exchange effect	—	—	4.9	(8.3)	—	—
Benefit obligation at end of year	43.1	39.1	153.0	138.4	2.8	0.9
Change in plan assets:
Fair value of plan assets at beginning of year	—	90.4	107.5	121.2	—	—
Actual return on plan assets	—	(4.7)	10.9	(4.1)	—	—
Settlements	—	(77.5)	(2.4)	(2.7)	—	—
Employer contribution	1.2	6.0	7.1	5.8	0.2	—
Employee contribution	—	—	0.5	0.5	—	—
Benefits paid	(1.2)	(7.9)	(5.8)	(6.5)	(0.2)	—
Transfer to held for sale	—	(6.3)	—	—	—	—
Foreign exchange effect	—	—	4.3	(6.7)	—	—
Fair value of plan assets at end of year	—	—	122.1	107.5	—	—
Funded status	$(43.1)	$(39.1)	$(30.9)	$(30.9)	$(2.8)	$(0.9)
Amounts recognized in the statement of financial position are included in:
Other current liabilities	$2.4	$1.3	$0.6	$0.5	$0.3	$0.1
Other non-current liabilities	40.7	37.8	30.3	30.4	2.5	0.8
Total liabilities	$43.1	$39.1	$30.9	$30.9	$2.8	$0.9
Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial net loss	$3.1	$(0.9)	$48.3	$61.3	$0.4	$0.5
Prior service cost	—	—	2.6	2.7	—	—
Total amounts recognized in accumulated other comprehensive loss	$3.1	$(0.9)	$50.9	$64.0	$0.4	$0.5

Guaranteed Minimum Pension (“GMP”) Payments

On October 26, 2018, the High Court of Justice in the United Kingdom ruled that Lloyds Bank plc was required to provide equal benefits for men and women for GMP payments accrued after May 17, 1990 in pension plans liabilities. Inequalities arose from statutory differences between men and women in both the earliest age from which a GMP is payable and the rates of the GMP accrual. The Company estimated the cost of equalizing the GMP payments and increased its Non-U.S. pension benefit liability by $2.6 million at December 31, 2018 for GMP payments. This was recorded as prior service costs for 2018 and amortization began in 2019.

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Weighted-average assumptions as of December 31:
Discount rate(1)	3.31%	4.41%	3.78%	1.87%	2.67%	2.43%	3.10%	4.14%	3.58%
Expected return on plan assets	—%	—%	7.00%	4.40%	4.40%	4.43%	N/A	N/A	N/A
Rate of compensation increase(1)	—%	3.75%	3.75%	0.17%	0.19%	0.14%	N/A	N/A	N/A

(1) The weighted average assumptions as of December 31 are used to calculate the funded status at the end of the current year and the net periodic cost for the subsequent year.

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Components of net periodic cost:
Service cost	$0.2	$0.4	$0.6	$1.9	$1.8	$1.8	$—	$—	$—
Interest cost	1.6	4.3	5.1	3.6	3.4	3.9	0.1	—	—
Expected return on plan assets	—	(5.6)	(6.0)	(4.7)	(5.0)	(5.0)	—	—	—
Recognition of prior service cost	—	0.1	0.1	0.1	—	—	—	—	—
Amortization of actuarial loss	(0.5)	2.6	3.3	1.5	1.4	1.4	—	—	(1.3)
Settlements	—	50.5	—	0.6	0.8	1.5	—	—	—
Other	(0.2)	—	—	(0.7)	(0.4)	(0.4)	—	—	—
Net periodic cost	$1.1	$52.3	$3.1	$2.3	$2.0	$3.2	$0.1	$—	$(1.3)

Components of Net periodic cost other than the Service cost component are included in Other income (expense) - Net in the Consolidated Statement of Comprehensive Income (Loss). The Service cost component is included in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period.

Pension Settlements

In November 2018, the Company entered into a contract for a group annuity to transfer the obligation to pay the remaining retirement benefits of all plan participants in the Terex Plan to an insurance company (the “Pension Annuitization”). The transfer of $108.5 million ($31.0 million related to discontinued operations), in both plan obligations and plan assets was completed on November 5, 2018. The Company contributed $4.7 million to the plan to facilitate the transaction, secure the remaining plan obligations and take advantage of certain tax benefits. Prior to the transaction, the Terex Plan had approximately 2,600 participants. As a result of the Pension Annuitization, the Company recorded a pretax non-cash settlement loss of $50.5 million (after tax $32.1 million) reflecting the accelerated recognition of unamortized losses in the Terex Plan as a result of the obligation that was settled.

Participants in the Company’s U.K pension plan may elect to receive a lump-sum settlement of remaining pension benefits under the terms of the plan. As a result of participants electing the lump-sum option during the years ended December 31, 2019 and 2018, the Company settled $2.4 million and $2.7 million of Non-U.S. pension obligations, respectively. The settlements were paid from plan assets and did not require a cash contribution from the Company. As a result, the Company recorded settlement losses of $0.6 million and $0.8 million reflecting the accelerated recognition of unamortized losses in the plan proportionate to the obligation that was settled in 2019 and 2018, respectively.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2019	2018	2019	2018	2019	2018
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net (gain) loss	$3.4	$4.7	$6.4	$0.9	$(0.1)	$(0.3)
Amortization of actuarial gain (loss)	0.6	(3.4)	(2.5)	(3.2)	—	(0.1)
Amortization of prior service cost	—	(0.1)	(0.2)	2.5	—	—
Disposals	—	—	(17.9)	—	—	—
Settlements	—	(67.0)	(0.6)	(0.8)	—	—
Foreign exchange effect	—	—	1.6	(3.7)	—	—
Total recognized in other comprehensive income (loss)	$4.0	$(65.8)	$(13.2)	$(4.3)	$(0.1)	$(0.4)

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
Amounts expected to be recognized as components of net periodic cost for the year ending December 31, 2020:
Actuarial net loss	$—	$1.7	$—
Prior service cost	—	0.1	—
Total amount expected to be recognized as components of net periodic cost for the year ending December 31, 2020	$—	$1.8	$—

For the Company’s plans, including the U.S. SERP, that have accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were (in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2019	2018	2019	2018
Projected benefit obligation	$43.1	$39.1	$153.0	$138.4
Accumulated benefit obligation	$43.1	$35.1	$151.1	$136.6
Fair value of plan assets	$—	$—	$122.1	$107.5

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

The overall investment strategy for Non-U.S. defined benefit plans is to achieve a mix of investments to support long-term growth and minimize volatility while maximizing rates of return by diversification of asset types, fund strategies and fund managers.  Fixed income investments include investments in European government securities and European corporate bonds and constitute approximately 72% and 76% of the portfolio at December 31, 2019 and 2018, respectively. Equity investments, multi-asset investment funds and real estate investments that invest in a diversified range of property principally in the retail, office and industrial/warehouse sectors constitute approximately 28% and 24% of the portfolio at December 31, 2019 and 2018, respectively. Investments of the plans primarily include investments in companies from diversified industries with 87% invested internationally and 13% invested in North America. The target investment allocations to support the Company’s investment strategy for 2020 are approximately 71% to 73% fixed income securities and approximately 27% to 29% equity securities, multi-asset investment funds and real estate investments.

Fair value of cash in the table below is based on price quotations in an active market and therefore categorized under Level 1 of the ASC 820 hierarchy. Fair value of investment funds is priced on the market value of underlying investments in the portfolio and therefore categorized as Level 2 of the ASC 820 hierarchy. Fair value of group annuity insurance contracts is based on techniques that require inputs that are both significant to the fair value measurement and unobservable and therefore categorized as Level 3 of the ASC 820 hierarchy. Specifically, group annuity insurance contracts are valued at original buy in price adjusted for changes in discount rates and other actuarial assumptions. See Note A – “Basis of Presentation,” for an explanation of the ASC 820 hierarchy.

The fair value of the Company’s plan assets at December 31, 2019 are as follows (in millions):

	Non-U.S. Pension Plans
	Total	Level 1	Level 2	Level 3
Cash, including money market funds	$2.3	$2.3	$—	$—
U.S. equities	16.1	—	16.1	—
Non-U.S. equities	14.1	—	14.1	—
Non-U.S. corporate bond funds	2.8	—	2.8	—
Non-U.S. governmental fixed income funds	25.2	—	25.2	—
Group annuity insurance contracts	35.5	—	—	35.5
Real estate	3.8	—	3.8	—
Other securities	22.3	—	22.3	—
Total investments measured at fair value	$122.1	$2.3	$84.3	$35.5

The fair value of the Company’s plan assets at December 31, 2018 are as follows (in millions):

	Non-U.S. Pension Plans
	Total	Level 1	Level 2	Level 3
Cash, including money market funds	$0.7	$0.7	$—	$—
U.S. equities	11.1	—	11.1	—
Non-U.S. equities	10.7	—	10.7	—
Non-U.S. corporate bond funds	2.5	—	2.5	—
Non-U.S. governmental fixed income funds	59.7	—	59.7	—
Real estate	3.7	—	3.7	—
Other securities	19.1	—	19.1	—
Total investments measured at fair value	$107.5	$0.7	$106.8	$—

Changes in fair value measurements of Level 3 investments during the year ended December 31, 2019 are as follows (in millions):

Non-U.S. Pension Benefits
Balance at beginning of year	$—
Transfers into Level 3	35.5
Balance at end of year	$35.5

The Company plans to contribute approximately $2 million to its U.S. post-retirement plans and approximately $7 million to its non-U.S. defined benefit pension plans in 2020.  During the year ended December 31, 2019, the Company contributed $1.4 million to its U.S. defined benefit pension plans and post-retirement plans and $7.1 million to its non-U.S. defined benefit pension plans. The Company’s estimated future benefit payments under its plans are as follows (in millions):

Year Ending December 31,	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
2020	$2.4	$6.0	$0.4
2021	$2.4	$5.5	$0.3
2022	$2.3	$5.6	$0.3
2023	$2.5	$5.7	$0.3
2024	$2.5	$6.1	$0.2
2025-2029	$12.3	$31.6	$0.8

For the other benefits, for measurement purposes, a 7.50% rate of increase in the per capita cost of covered health care benefits was assumed for 2020, decreasing one-half percentage point per year until it reaches 4.50% for 2025 and thereafter. Assumed health care cost trend rates may have a significant effect on the amounts reported for health care plans.

A one-percentage-point change in assumed health care cost trend rates would not have a material effect on total service and interest cost components or post-retirement benefit obligation.

NOTE N – STOCKHOLDERS’ EQUITY

On December 31, 2019, there were 82.2 million shares of common stock issued and 70.4 million shares of common stock outstanding. Of the 217.8 million unissued shares of common stock at that date, 2.4 million shares of common stock were reserved for issuance for the vesting of restricted stock.

Common Stock in Treasury. The Company values treasury stock on an average cost basis. As of December 31, 2019, the Company held 11.8 million shares of common stock in treasury totaling $406.8 million, which include 0.8 million shares held in a trust for the benefit of the Company’s deferred compensation plan totaling $19.9 million.

On December 21, 2018, the Company retired 50.0 million shares of its common stock held in treasury. The shares were returned to the status of authorized but unissued shares. As a result, the treasury stock balance decreased by $1,882.0 million. As a part of the retirement, the Company reduced its common stock, Additional paid-in capital and Retained earnings balances by $(0.5) million, $(549.2) million, and $(1,332.3) million, respectively.

Preferred Stock. The Company’s certificate of incorporation was amended in June 1998 to authorize 50.0 million shares of preferred stock, $0.01 par value per share. As of December 31, 2019 and 2018, there were no shares of preferred stock outstanding.

Long-Term Incentive Plans. In May 2018, the stockholders approved the Terex Corporation 2018 Omnibus Incentive Plan (the “2018 Plan”). The purpose of the 2018 Plan is to assist the Company in attracting and retaining selected individuals to serve as employees, directors, officers, consultants and advisors of the Company and its subsidiaries and affiliates who will contribute to the Company’s success and to achieve long-term objectives which will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the common stock. The 2018 Plan authorizes the granting of (i) options to purchase shares of common stock (“Shares”), (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock units, (v) other stock awards, (vi) cash awards and (vii) performance awards. The maximum number of Shares that may be the subject of awards under the 2018 Plan is 1.2 million Shares, plus the number of Shares remaining available for issuance under the Terex Corporation 2009 Omnibus Incentive Plan (the “2009 Plan”) that are not subject to outstanding awards as of the date of stockholder approval, and the number of Shares subject to awards outstanding under the 2009 Plan as of such date but only to the extent that such outstanding awards are forfeited, expire, or otherwise terminate without the issuance of such Shares. Under the 2018 Plan, Shares covering restricted stock awards, restricted stock units and other stock awards shall only be counted as used to the extent that they are actually issued. As of December 31, 2019, 2.3 million shares were available for grant under the 2018 Plan.

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

Under the 2018 and 2009 Plans, approximately 48% of outstanding awards are time-based and vest ratably on each of the first three anniversary dates. Approximately 35% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 17% cliff vest and are based on performance targets containing a market condition determined over a three-year period.

Fair value of restricted stock awards is based on the market price at the date of grant approval except for 0.4 million shares based on a market condition. The Company uses the Monte Carlo method to provide grant date fair value for awards with a market condition. The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award. The following table presents the weighted-average assumptions used in the valuations:

	Grant date	Grant date	Grant date
	March 12, 2019	March 8, 2018	March 2, 2017
Dividend yields	1.31%	1.00%	1.01%
Expected historical volatility	36.64%	40.41%	42.78%
Risk free interest rate	2.40%	2.38%	1.55%
Expected life (in years)	3	3	3
Grant date fair value per share	$38.77	$41.57	$36.48

The following table is a summary of restricted stock awards under all of the Company’s plans:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	2,976,227	$34.32
Granted	1,137,983	$33.84
Vested	(1,432,294)	$30.82
Canceled, expired or other	(239,656)	$32.76
Nonvested at December 31, 2019	2,442,260	$35.53

As of December 31, 2019, unrecognized compensation costs related to restricted stock totaled approximately $37 million, which will be expensed over a weighted average period of 1.7 years.  The grant date weighted average fair value for restricted stock awards during the years ended December 31, 2019, 2018 and 2017 was $33.84, $40.06 and $32.54, respectively.  The total fair value of shares vested for restricted stock awards was $44.1 million, $34.9 million and $36.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Tax benefits associated with stock-based compensation were $7.3 million, $4.6 million and $11.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. The excess tax benefit for all stock-based compensation is included in the Consolidated Statement of Cash Flows as an operating cash activity.

Comprehensive Income (Loss).  The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):

	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2017	$(615.3)	$(2.4)	$0.6	$(162.3)	$(779.4)
Current year change	470.6	4.5	3.7	61.1	539.9
Balance at December 31, 2017	(144.7)	2.1	4.3	(101.2)	(239.5)
Current year change	(80.9)	(6.5)	(3.5)	45.6	(45.3)
Balance at December 31, 2018	(225.6)	(4.4)	0.8	(55.6)	(284.8)
Current year change	17.4	3.6	1.8	4.5	27.3
Balance at December 31, 2019	$(208.2)	$(0.8)	$2.6	$(51.1)	$(257.5)

As of December 31, 2019, accumulated other comprehensive income (loss) for the cumulative translation adjustment, derivative hedging adjustment, debt and equity securities adjustment and pension liability adjustment are net of a tax benefit/(provision) of $7.6 million, $(0.3) million, $(0.1) million and $3.2 million, respectively.

Changes in Accumulated Other Comprehensive Income (Loss)
The table below presents changes in AOCI by component for the year ended December 31, 2019 and 2018. All amounts are net of tax (in millions).

	Year ended December 31, 2019					Year ended December 31, 2018
	CTA (1)	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj. (2)	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj. (3)	Total
Beginning balance	$(225.6)	$(4.4)	$0.8	$(55.6)	$(284.8)	$(144.7)	$2.1	$4.3	$(101.2)	$(239.5)
Other comprehensive income (loss) before reclassifications	(8.7)	(2.6)	1.8	(10.0)	(19.5)	(80.2)	(7.4)	(0.9)	(2.8)	(91.3)
Amounts reclassified from AOCI	26.1	6.2	—	14.5	46.8	(0.7)	0.9	—	48.4	48.6
Net other comprehensive income (loss)	17.4	3.6	1.8	4.5	27.3	(80.9)	(6.5)	(0.9)	45.6	(42.7)
Other (4)	—	—	—	—	—	—	—	(2.6)	—	(2.6)
Ending balance	$(208.2)	$(0.8)	$2.6	$(51.1)	$(257.5)	$(225.6)	$(4.4)	$0.8	$(55.6)	$(284.8)

(1) Reclassifications relate to $26.1 million of losses (net of $2.8 million of tax benefits) reclassified from AOCI to Gain (loss) on disposition of discontinued operations - net of tax in connection with the sale of Demag.
(2) Reclassifications primarily relate to $12.6 million of losses (net of $5.3 million of tax benefits) reclassified from AOCI to Gain (loss) on disposition of discontinued operations - net of tax in connection with the sale of Demag.
(3) Reclassifications primarily relate to $42.6 million of losses (net of $24.4 million of tax benefits) reclassified from AOCI to Other income (expense) - net in connection with the settlement of U.S. defined benefit pension obligations.
(4) Other relates to amounts reclassified from AOCI to Retained Earnings in connection with the adoption of ASU 2016-01 and 2016-16.

Share Repurchases and Dividends

Since February 2015, Terex’s Board of Directors authorized the Company to repurchase up to $1,680 million of its outstanding shares of common stock of which approximately $131 million of these authorizations was utilized prior to January 1, 2017. The Company repurchased 0.2 million shares for $4.9 million, 11.4 million shares for $425.0 million and 25.7 million shares for $923.7 million under these programs during the years ended December 31, 2019, 2018 and 2017, respectively.

Terex’s Board of Directors declared a dividend of $0.11, $0.10 and $0.08 per share in each quarter of 2019, 2018 and 2017, respectively, which were paid to the Company’s shareholders. In February 2020, Terex’s Board of Directors declared a dividend of $0.12 per share which will be paid on March 19, 2020.

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

Terex Latin América Equipamentos Ltda ICMS Proceedings

Terex Latin America Equipamentos Ltda (“TLA”) imports Terex products into Brazil through the state of Espirito Santo to its facility in Sao Paulo. For the 2004 through March 2009 period TLA used a third-party trading company, SAB, as an agent to process the importation of Terex products. TLA properly paid the Espirito Santo ICMS tax (Brazilian state value-added tax) to SAB for payment to Espirito Santo, which would produce an ICMS credit to be used against imposition of Sao Paolo ICMS tax. SAB went into bankruptcy and may not have actually remitted to Espirito Santo the ICMS tax amounts paid to it by TLA. The Brazilian state of Sao Paulo challenged the credit against Sao Paolo ICMS that TLA claimed and assessed unpaid ICMS and related interest in the amount of approximately BRL 102 million ($24 million). TLA challenged the claim of Sao Paulo and learned in October 2019 that the Sao Paulo claim has survived the administrative tribunal process. TLA anticipates that it will receive notice for an amount due from Sao Paulo and expects to protest the Sao Paulo claim in litigation which is likely to commence in 2020. While the Company believes the position of the state of Sao Paulo is without merit and continues to vigorously oppose it, no assurance can be given as to the final resolution of the ICMS litigation or that TLA will not ultimately be required to pay ICMS and interest to the state of Sao Paulo.

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

For credit guarantees outstanding as of December 31, 2019 and 2018, the maximum exposure determined at inception was $78.4 million and $59.2 million ($20.3 million related to discontinued operations), respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Amounts in millions)

	Balance Beginning of Year	Charges to Earnings	Other (1)	Deductions (2)	Balance End of Year
Year ended December 31, 2019
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$9.1	$6.4	$(0.6)	$(5.0)	$9.9
Allowance for doubtful accounts - Non-current	21.6	—	(0.3)	—	21.3
Reserve for inventory	49.8	4.1	3.1	(3.8)	53.2
Valuation allowances for deferred tax assets	114.3	(4.1)	(3.2)	—	107.0
Totals	$194.8	$6.4	$(1.0)	$(8.8)	$191.4
Year ended December 31, 2018
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$9.3	$2.4	$—	$(2.6)	$9.1
Allowance for doubtful accounts - Non-current	22.2	0.2	(0.8)	—	21.6
Reserve for inventory	53.4	6.5	(1.7)	(8.4)	49.8
Valuation allowances for deferred tax assets	134.6	(15.8)	(4.5)	—	114.3
Totals	$219.5	$(6.7)	$(7.0)	$(11.0)	$194.8
Year ended December 31, 2017
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$9.4	$0.4	$0.2	$(0.7)	$9.3
Allowance for doubtful accounts - Non-current	25.2	—	1.5	(4.5)	22.2
Reserve for inventory	56.3	11.2	6.8	(20.9)	53.4
Valuation allowances for deferred tax assets	148.1	0.3	(13.8)	—	134.6
Totals	$239.0	$11.9	$(5.3)	$(26.1)	$219.5

(1)	Primarily represents the impact of foreign currency exchange, business divestitures and other amounts recorded to accumulated other comprehensive income (loss).

(2)	Primarily represents the utilization of established reserves, net of recoveries.