Form 10-Q
period 2020-03-31
TEREX CORP
filed 2020-05-01
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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
Yes ☐ No ☒

Number of outstanding shares of common stock: 69.3 million as of April 28, 2020.

The Exhibit Index begins on page 48.

GENERAL

Unless specifically noted otherwise, this Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of March 31, 2020 and excludes discontinued operations. Discontinued operations primarily relate to the Demag® mobile cranes business and mobile crane product lines that were previously manufactured in our Oklahoma City facility. See Note D - “Discontinued Operations and Assets and Liabilities Held for Sale” in the Notes to the Condensed Consolidated Financial Statements for further information. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995) regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies and Uncertainties.”  In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “will” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

•our business has been, and could be further, adversely impacted by an outbreak of a new strain of coronavirus (“COVID-19”);
•our business is cyclical and weak general economic conditions affect the sales of our products and financial results;
•changes in import/export regulatory regimes and the escalation of global trade conflicts could continue to negatively impact sales of our products and our financial results;
•our financial results could be adversely impacted by the United Kingdom’s (“U.K.”) departure from the European Union (“E.U.”);
•changes affecting the availability of the London Interbank Offered Rate ("LIBOR") may have consequences on us that cannot yet reasonably be predicted;
•our need to comply with restrictive covenants contained in our debt agreements;
•our ability to generate sufficient cash flow to service our debt obligations and operate our business;
•our ability to access the capital markets to raise funds and provide liquidity;
•our business is sensitive to government spending;
•our business is highly competitive and is affected by our cost structure, pricing, product initiatives and other actions taken by competitors;
•our retention of key management personnel;
•the financial condition of suppliers and customers, and their continued access to capital;
•exposure from providing financing and credit support for some of our customers;
•we may experience losses in excess of recorded reserves;
•we are dependent upon third-party suppliers, making us vulnerable to supply shortages and price increases;
•our business is global and subject to changes in exchange rates between currencies, commodity price changes, regional economic conditions and trade restrictions;
•our operations are subject to a number of potential risks that arise from operating a multinational business, including compliance with changing regulatory environments, the Foreign Corrupt Practices Act and other similar laws and political instability;
•a material disruption to one of our significant facilities;
•possible work stoppages and other labor matters;
•compliance with changing laws and regulations, particularly environmental and tax laws and regulations;
•litigation, product liability claims and other liabilities;
•our ability to comply with an injunction and related obligations imposed by the United States Securities and Exchange Commission (“SEC”);
•disruption or breach in our information technology systems and storage of sensitive data;
•our ability to successfully implement our Execute to Win strategy; and
•other factors.

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
For the Quarterly Period Ended March 31, 2020

PART I.FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Net sales	$833.6	$1,136.6
Cost of goods sold	(696.9)	(898.8)
Gross profit	136.7	237.8
Selling, general and administrative expenses	(143.8)	(138.1)
Income (loss) from operations	(7.1)	99.7
Other income (expense)
Interest income	0.9	1.7
Interest expense	(17.7)	(23.0)
Other income (expense) – net	(1.6)	(3.2)
Income (loss) from continuing operations before income taxes	(25.5)	75.2
(Provision for) benefit from income taxes	0.8	(18.0)
Income (loss) from continuing operations	(24.7)	57.2
Income (loss) from discontinued operations – net of tax	(0.2)	(124.4)
Gain (loss) on disposition of discontinued operations – net of tax	—	0.6
Net income (loss)	$(24.9)	$(66.6)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.35)	$0.81
Income (loss) from discontinued operations – net of tax	—	(1.76)
Gain (loss) on disposition of discontinued operations – net of tax	—	0.01
Net income (loss)	$(0.35)	$(0.94)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.35)	$0.79
Income (loss) from discontinued operations – net of tax	—	(1.73)
Gain (loss) on disposition of discontinued operations – net of tax	—	0.01
Net income (loss)	$(0.35)	$(0.93)
Weighted average number of shares outstanding in per share calculation
Basic	70.5	70.6
Diluted	70.5	71.8

Comprehensive income (loss)	$(81.1)	$(68.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$511.3	$535.1
Trade receivables (net of allowance of $10.8 and $9.9 at March 31, 2020 and December 31, 2019, respectively)	402.0	401.9
Inventories	823.0	847.7
Prepaid and other current assets	229.3	235.0
Total current assets	1,965.6	2,019.7
Non-current assets
Property, plant and equipment – net	388.8	389.4
Goodwill	261.2	269.9
Intangible assets – net	9.2	9.7
Other assets	489.9	506.9
Total assets	$3,114.7	$3,195.6

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$7.0	$6.9
Trade accounts payable	454.9	508.1
Other current liabilities	313.7	357.4
Total current liabilities	775.6	872.4
Non-current liabilities
Long-term debt, less current portion	1,338.1	1,168.8
Other non-current liabilities	214.8	222.1
Total liabilities	2,328.5	2,263.3
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value – authorized 300.0 shares; issued 82.8 and 82.2 shares at March 31, 2020 and December 31, 2019, respectively	0.9	0.8
Additional paid-in capital	821.5	824.4
Retained earnings	736.0	771.4
Accumulated other comprehensive income (loss)	(313.7)	(257.5)
Less cost of shares of common stock in treasury – 14.2 and 11.8 shares at March 31, 2020 and December 31, 2019, respectively	(458.5)	(406.8)
Total stockholders’ equity	786.2	932.3
Total liabilities and stockholders’ equity	$3,114.7	$3,195.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Non-controlling Interest	Total
Balance at December 31, 2019	70.4	$0.8	$824.4	$771.4	$(257.5)	$(406.8)	$—	$932.3
Net income (loss)	—	—	—	(24.9)	—	—	—	(24.9)
Other comprehensive income (loss) – net of tax	—	—	—	—	(56.2)	—	—	(56.2)
Issuance of common stock	0.6	0.1	26.4	—	—	—	—	26.5
Compensation under stock-based plans – net	0.1	—	(29.5)	—	—	3.2	—	(26.3)
Dividends	—	—	0.2	(8.6)	—	—	—	(8.4)
Acquisition of treasury stock	(2.5)	—	—	—	—	(54.9)	—	(54.9)
Other	—	—	—	(1.9)	—	—	—	(1.9)
Balance at March 31, 2020	68.6	$0.9	$821.5	$736.0	$(313.7)	$(458.5)	$—	$786.2

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Non-controlling Interest	Total
Balance at December 31, 2018	69.6	$0.8	$797.3	$749.0	$(284.8)	$(401.8)	$0.5	$861.0
Net income (loss)	—	—	—	(66.6)	—	—	—	(66.6)
Other comprehensive income (loss) – net of tax	—	—	—	—	(2.3)	—	—	(2.3)
Issuance of common stock	0.7	—	21.4	—	—	—	—	21.4
Compensation under stock-based plans – net	0.1	—	(24.7)	—	—	1.7	—	(23.0)
Dividends	—	—	0.1	(8.0)	—	—	—	(7.9)
Acquisition of treasury stock	—	—	—	—	—	(0.3)	—	(0.3)
Balance at March 31, 2019	70.4	$0.8	$794.1	$674.4	$(287.1)	$(400.4)	$0.5	$782.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net income (loss)	$(24.9)	$(66.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11.8	13.5
(Gain) loss on disposition of discontinued operations	—	(0.6)
Deferred taxes	4.7	(2.6)
Impairments	0.1	86.1
Stock-based compensation expense	7.3	11.7
Inventory and other non-cash charges	6.1	25.0
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(16.3)	(96.2)
Inventories	2.1	(69.6)
Trade accounts payable	(35.5)	(70.1)
Other assets and liabilities	(39.6)	(102.3)
Foreign exchange and other operating activities, net	(4.5)	6.3
Net cash provided by (used in) operating activities	(88.7)	(265.4)
Investing Activities
Capital expenditures	(25.2)	(10.8)
Proceeds from sale of capital assets	0.5	0.2
Proceeds (payments) from disposition of discontinued operations	4.5	—
Net cash provided by (used in) investing activities	(20.2)	(10.6)
Financing Activities
Repayments of debt	(1.5)	(638.7)
Proceeds from issuance of debt	170.0	899.0
Share repurchases	(54.8)	(0.2)
Dividends paid	(8.4)	(7.8)
Other financing activities, net	(7.0)	(15.9)
Net cash provided by (used in) financing activities	98.3	236.4
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(14.5)	(2.3)
Net Increase (Decrease) in Cash and Cash Equivalents	(25.1)	(41.9)
Cash and Cash Equivalents at Beginning of Period	540.1	372.1
Cash and Cash Equivalents at End of Period	$515.0	$330.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. GAAP to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2019 has been derived from audited consolidated financial statements as of that date, but does not include all disclosures required by U.S. GAAP.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for year ended December 31, 2019.

The Condensed Consolidated Financial Statements include accounts of Terex Corporation, its majority-owned subsidiaries and other controlled subsidiaries (“Terex” or the “Company”).  The Company consolidates all majority-owned and controlled subsidiaries, applies equity method of accounting for investments in which the Company is able to exercise significant influence and applies the cost method for all other investments.  All intercompany balances, transactions and profits have been eliminated. Certain prior period amounts have been reclassified to conform with the 2020 presentation.

As further described in Note D - “Discontinued Operations and Assets and Liabilities Held for Sale”, on July 31, 2019, the Company completed the disposition of its Demag® mobile cranes business (“Demag”) to Tadano Ltd. and certain of its subsidiaries (“Tadano”). During 2019, the Company also exited North American mobile crane product lines manufactured in its Oklahoma City facility. As a result, the Company reported these operations, formerly part of the Cranes segment, in discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (Loss) for all periods presented. Residual assets and liabilities are recorded within Prepaid and other current assets, Other assets, Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet at March 31, 2020 and December 31, 2019. Other operations formerly part of the Cranes segment were reorganized to align with the Company’s new management and reporting structure. The utilities business has been consolidated within Aerial Work Platforms (“AWP”) and the pick and carry, rough terrain and tower cranes businesses have been consolidated within Materials Processing (“MP”). The Company now manages and reports its business in the following segments: (i) AWP and (ii) MP. See Note B - “Business Segment Information” and Note D - “Discontinued Operations and Assets and Liabilities Held for Sale” for further information.

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020.

Cash and cash equivalents include $4.6 million at March 31, 2020 and December 31, 2019 which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Recently Issued Accounting Standards

Accounting Standards Implemented in 2020

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”). ASU 2016-13 sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. Guidance in this standard replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. Subsequently, the FASB issued the following standards related to ASU 2016-13: ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” ASU 2019-05, “Financial Instruments-Credit Losses (Topic 326) Targeted Transition Relief,” ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” and ASU 2020-03, “Codification Improvement to Financial Instruments,” which provided additional guidance and clarity to ASU 2016-13 (collectively, the “Credit Loss Standard”). The Company adopted the Credit Loss Standard on January 1, 2020 using a modified retrospective approach. Adoption did not have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted ASU 2018-15 on January 1, 2020. Adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” (“ASU 2019-04”). ASU 2019-04 provided narrow scope amendments for Topics 326, 815 and 825.  The Company adopted ASU 2019-04 on January 1, 2020. Adoption did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards to be Implemented

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans,” (“ASU 2018-14”). ASU 2018-14 adds, removes and clarifies disclosure requirements related to defined benefit pension plans and other postretirement plans. The guidance is effective for our fiscal year ending December 31, 2020. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The guidance is effective as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact that the amendments to Topic 848 will have on its consolidated financial statements.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of current expected credit losses on its existing accounts receivable. The Company determines the allowance based on historical customer review, reasonable and supportable forecasts, and current financial conditions. The Company reviews its allowance for doubtful accounts at least quarterly. Account balances are charged off against the allowance when the Company determines it is expected the receivable will not be recovered. There can be no assurance that the Company’s estimate of accounts receivable collection will be indicative of future results. The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note M – “Litigation and Contingencies”.

The following table summarizes changes in the consolidated allowance for doubtful accounts (in millions):

Balance as of December 31, 2019	$9.9
Provision for credit losses	1.0
Other adjustments	(0.1)
Balance as of March 31, 2020	$10.8

Guarantees. The Company records a liability for the estimated fair value of guarantees issued pursuant to ASC 460. In addition, the Company recognizes a loss under a guarantee when its obligation to make payment under the guarantee is expected. A loss would be recognized if the Company’s payment obligation under the guarantee exceeds the value it can expect to recover to offset such payment, primarily through the sale of the equipment underlying the guarantee.

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

The following table summarizes changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2019	$47.5
Accruals for warranties issued during the period	7.9
Changes in estimates	3.7
Settlements during the period	(13.1)
Foreign exchange effect/other	(0.5)
Balance as of March 31, 2020	$45.5

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement and Disclosure” (“ASC 820”) include foreign exchange contracts, interest rate caps, cross currency swaps, commodity swaps and a debt conversion feature on a convertible promissory note discussed in Note J – “Derivative Financial Instruments” and debt discussed in Note K – “Long-term Obligations”.  These instruments are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

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

NOTE B – BUSINESS SEGMENT INFORMATION

Terex is a global manufacturer of aerial work platforms and materials processing machinery. The Company designs, builds and supports products used in construction, maintenance, manufacturing, energy, minerals and materials management applications. Terex’s products are manufactured in North and South America, Europe, Australia and Asia and sold worldwide. The Company engages with customers through all stages of the product life cycle, from initial specification and financing to parts and service support. The Company operates in two reportable segments: (i) AWP and (ii) MP.

The AWP segment designs, manufactures, services and markets aerial work platform equipment, utility equipment, telehandlers and light towers as well as their related components and replacement parts. Customers use these products to construct and maintain industrial, commercial, institutional and residential buildings and facilities, for construction and maintenance of utility and telecommunication lines, tree trimming, certain construction and foundation drilling applications, and for other commercial operations, as well as in a wide range of infrastructure projects.

The MP segment designs, manufactures and markets materials processing and specialty equipment, including crushers, washing systems, screens, apron feeders, material handlers, pick and carry cranes, rough terrain cranes, tower cranes, wood processing, biomass and recycling equipment, concrete mixer trucks and concrete pavers, conveyors, and their related components and replacement parts. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries, material handling applications, maintenance applications to lift equipment or material, moving materials and equipment on rugged or uneven terrain, lifting construction material and placing material at point of use.

The Company’s rough terrain and tower cranes operations were consolidated within MP for financial reporting periods beginning on or after January 1, 2020, to align with its new management and reporting structure. Prior period reportable segment information was adjusted to reflect the realignment of operations.

The Company assists customers in their rental, leasing and acquisition of its products through Terex Financial Services (“TFS”). TFS uses its equipment financing experience to provide financing solutions to customers who purchase the Company’s equipment. TFS is included in Corporate and Other.

Corporate and Other also includes eliminations among the two segments, as well as general and corporate items.

Business segment information is presented below (in millions):

	Three Months Ended March 31,
	2020	2019
Net sales
AWP	$511.7	$727.9
MP	315.6	410.5
Corporate and Other / Eliminations	6.3	(1.8)
Total	$833.6	$1,136.6
Income (loss) from operations
AWP	$(5.9)	$59.6
MP	25.0	59.5
Corporate and Other / Eliminations	(26.2)	(19.4)
Total	$(7.1)	$99.7

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

	March 31, 2020	December 31, 2019
Identifiable assets
AWP	$1,824.4	$1,814.4
MP	1,620.0	1,750.9
Corporate and Other / Eliminations	(335.0)	(379.5)
Assets held for sale	5.3	9.8
Total	$3,114.7	$3,195.6

Geographic net sales information is presented below (in millions):

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	AWP	MP	Corporate and Other / Eliminations	Total	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$342.5	$114.4	$14.4	$471.3	$437.4	$143.5	$13.9	$594.8
Western Europe	88.8	105.7	0.1	194.6	164.5	144.5	0.1	309.1
Asia-Pacific	51.1	59.0	0.2	110.3	79.4	73.7	0.5	153.6
Rest of World (1)	29.3	36.5	(8.4)	57.4	46.6	48.8	(16.3)	79.1
Total (2)	$511.7	$315.6	$6.3	$833.6	$727.9	$410.5	$(1.8)	$1,136.6

(1)  Includes intercompany sales and eliminations.
(2)  Total sales include $431.1 million and $547.2 million for the three months ended March 31, 2020 and 2019, respectively, attributable to the United States, the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

Product type net sales information is presented below (in millions):

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	AWP	MP	Corporate and Other / Eliminations	Total	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$346.7	$—	$0.4	$347.1	$519.6	$—	$0.9	$520.5
Materials Processing Equipment	—	188.1	—	188.1	—	216.0	—	216.0
Specialty Equipment	—	126.3	0.3	126.6	—	192.3	1.1	193.4
Other (1)	165.0	1.2	5.6	171.8	208.3	2.2	(3.8)	206.7
Total	$511.7	$315.6	$6.3	$833.6	$727.9	$410.5	$(1.8)	$1,136.6

(1)  Includes other product types, intercompany sales and eliminations.

NOTE C – INCOME TAXES

During the three months ended March 31, 2020, the Company recognized income tax benefit of $0.8 million on a loss of $25.5 million, an effective tax rate of 3.1%, as compared to income tax expense of $18.0 million on income of $75.2 million, an effective tax rate of 23.9%, for the three months ended March 31, 2019. The lower effective tax rate for the three months ended March 31, 2020 is primarily due to increased U.S. tax on foreign income, recording state valuation allowances and deferred tax resulting from India tax legislation, partially offset by tax benefits from geographic mix and the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), when compared with the three months ended March 31, 2019.

NOTE D – DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Mobile Cranes Disposal Group

On July 31, 2019, the Company completed the disposition of Demag to Tadano. The Company received approximately $215 million of consideration, as adjusted for estimated amounts of cash, debt, working capital and certain other items. The final consideration will be adjusted based on the actual amounts of cash, debt and working capital. Products divested were Demag® all terrain cranes and large lattice boom crawler cranes. During the three months ended March 31, 2019, the Company recognized a charge of approximately $86 million, net of tax, to write-down Demag to its fair value, less costs to sell. During 2019, the Company also exited North American mobile crane product lines manufactured in its Oklahoma City facility.

The Company’s actions to sell Demag and cease manufacturing of mobile crane product lines in its Oklahoma City facility represent a significant strategic shift in its business away from mobile cranes as these businesses constituted a significant part of its operations and financial results. The Company believes these actions were necessary to execute its Focus, Simplify and Execute to Win strategy.

In connection with the disposition of Demag, the Company entered into certain ancillary agreements with Tadano including a Transition Services Agreement (“TSA”), dated as of July 31, 2019, under which the parties will provide one another certain transition services to facilitate the separation of Demag from the Company. Agreements covered under the TSA are generally 12 months or less in duration but certain agreements extend for 36 months. Fees related to these agreements are for reimbursement of services provided.

Income (Loss) from Discontinued Operations

The following amounts related to discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Three Months Ended March 31,

	2020	2019
Net sales	$5.4	$125.9
Cost of sales	(5.1)	(140.3)
Selling, general and administrative expenses	(0.5)	(31.0)
Impairment of mobile cranes disposal group	(0.1)	(86.1)
Other income (expense)	—	(2.3)
Income (loss) from discontinued operations before income taxes	(0.3)	(133.8)
(Provision for) benefit from income taxes	0.1	9.4
Income (loss) from discontinued operations – net of tax	$(0.2)	$(124.4)

Assets and Liabilities Held for Sale

Assets and liabilities held for sale consist of the Company’s utility hot lines tools business located in South America, mobile cranes product lines manufactured in Oklahoma City and Demag, all previously contained in its former Cranes segment. Such assets and liabilities are classified as held for sale upon meeting the requirements of ASC 360 - “Property, Plant and Equipment”, and are recorded at lower of carrying amounts or fair value less costs to sell. Assets are no longer depreciated once classified as held for sale.

The following table provides the amounts of assets and liabilities held for sale in the Condensed Consolidated Balance Sheet (in millions):

	March 31, 2020	December 31, 2019
	Cranes	Cranes
Assets
Cash and cash equivalents	$3.7	$5.0
Trade receivables – net	2.7	3.5
Inventories	2.0	5.3
Prepaid and other current assets	0.2	0.2
Impairment reserve	(3.7)	(4.8)
Included in Prepaid and other current assets	$4.9	$9.2

Property, plant and equipment – net	$0.4	$0.6
Intangible assets	1.8	2.4
Impairment reserve	(2.2)	(2.8)
Other assets	0.4	0.4
Included in Other assets	$0.4	$0.6

Liabilities
Trade accounts payable	$2.1	$4.6
Accruals and other current liabilities	2.0	3.8
Included in Other current liabilities	$4.1	$8.4

Non-current liabilities	$1.0	$1.2
Included in Other non-current liabilities	$1.0	$1.2

The following table provides amounts of cash and cash equivalents presented in the Condensed Consolidated Statement of Cash Flows (in millions):

	March 31, 2020	December 31, 2019
Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$511.3	$535.1
Cash and cash equivalents - held for sale	3.7	5.0
Total cash and cash equivalents	$515.0	$540.1

The following table provides supplemental cash flow information related to discontinued operations (in millions):

	Three Months Ended March 31,

	2020	2019
Non-cash operating items:
Depreciation and amortization	$—	$2.2
Impairments	$0.1	$86.1
Deferred taxes	$—	$(3.3)
Investing activities:
Capital expenditures	$—	$(1.6)

Gain (Loss) on Disposition of Discontinued Operations - net of tax (in millions):

Three Months Ended
March 31,
2019
Material Handling and Port Solutions
Gain (loss) on disposition of discontinued operations	$(1.3)
(Provision for) benefit from income taxes	1.9
Gain (loss) on disposition of discontinued operations – net of tax	$0.6

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended March 31,
	2020	2019
Income (loss) from continuing operations	$(24.7)	$57.2
Income (loss) from discontinued operations – net of tax	(0.2)	(124.4)
Gain (loss) on disposition of discontinued operations – net of tax	—	0.6
Net income (loss)	$(24.9)	$(66.6)
Basic shares:
Weighted average shares outstanding	70.5	70.6
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$(0.35)	$0.81
Income (loss) from discontinued operations – net of tax	—	(1.76)
Gain (loss) on disposition of discontinued operations – net of tax	—	0.01
Net income (loss)	$(0.35)	$(0.94)
Diluted shares:
Weighted average shares outstanding – basic	70.5	70.6
Effect of dilutive securities:
Restricted stock awards	—	1.2
Diluted weighted average shares outstanding	70.5	71.8
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$(0.35)	$0.79
Income (loss) from discontinued operations – net of tax	—	(1.73)
Gain (loss) on disposition of discontinued operations – net of tax	—	0.01
Net income (loss)	$(0.35)	$(0.93)

Non-vested restricted stock awards granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average restricted stock awards of approximately 1.6 million and 0.8 million were outstanding during the three months ended March 31, 2020 and 2019, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.

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

The Company’s net finance receivable balances include both sales-type leases and commercial loans. Finance receivables that management intends to hold until maturity are stated at their outstanding unpaid principal balances, net of an allowance for loan losses as well as any deferred fees and costs. Finance receivables originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, on an individual asset basis. During the three months ended March 31, 2020 and 2019, the Company transferred finance receivables of $33.1 million and $43.2 million, respectively, to third-party financial institutions, which qualified for sales treatment under ASC 860. At March 31, 2020 and December 31, 2019 the Company had $20.7 million and $17.6 million, respectively, of held for sale finance receivables recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheet.

Revenue attributable to finance receivables management intends to hold until maturity is recognized on the accrual basis using the effective interest method. The Company bills customers and accrues interest income monthly on the unpaid principal balance. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has significant doubts about further collectability of contractual payments, even though the loan may be currently performing. A receivable may remain on accrual status if it is in the process of collection and is either guaranteed or secured. Interest received on non-accrual finance receivables is typically applied against principal. Finance receivables are generally restored to accrual status when the obligation is brought current and the borrower has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The Company has a history of enforcing the terms of these separate financing agreements. The Company is offering principal payment relief options to customers impacted by COVID-19. These loan modifications are accounted for in accordance with Section 4013 of the CARES Act and therefore are not treated as troubled debt restructurings for accounting or disclosure purposes.

Finance receivables, net consisted of the following (in millions):

	March 31, 2020	December 31, 2019
Commercial loans	$146.4	$145.7
Sales-type leases	19.4	20.5
Total finance receivables, gross	165.8	166.2
Allowance for credit losses	(14.8)	(11.0)
Total finance receivables, net	$151.0	$155.2

Approximately $53 million and $52 million of finance receivables are recorded in Prepaid and other current assets at March 31, 2020 and December 31, 2019, respectively. Approximately $98 million and $103 million are recorded in Other assets in the Condensed Consolidated Balance Sheet at March 31, 2020 and December 31, 2019, respectively.

Credit losses are charged against the allowance for credit losses when management ceases active collection efforts. Subsequent recoveries, if any, are credited to earnings. The allowance for credit losses is maintained at a level set by management which represents evaluation of known and inherent risks in the portfolio at the Condensed Consolidated Balance Sheet date. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, market-based loss experience, specific customer situations, reasonable and supportable forecasts of customer default, estimated value of any underlying collateral, current economic conditions, and other relevant factors. This evaluation is inherently subjective, since it requires estimates that may be susceptible to significant change. Although specific and general loss allowances are established in accordance with management’s best estimate, actual losses are dependent upon future events and, as such, further additions to or decreases from the level of loss allowances may be necessary.

The following table presents an analysis of the allowance for credit losses (in millions):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$10.5	$0.5	$11.0	$4.0	$1.5	$5.5
Provision for credit losses	4.0	—	4.0	8.2	(0.3)	7.9
Charge offs	(0.2)	—	(0.2)	(0.8)	—	(0.8)
Balance, end of period	$14.3	$0.5	$14.8	$11.4	$1.2	$12.6

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

General loss allowance levels are determined based upon a combination of factors including, but not limited to, TFS experience, general market loss experience, performance of the portfolio, current economic conditions, reasonable and supportable forecasts of customer defaults and collateral values, and management's judgment. The two primary risk characteristics inherent in the portfolio are (1) the customer's ability to meet contractual payment terms, and (2) the liquidation values of the underlying primary and secondary collaterals. The Company records a general or unallocated loss allowance that is calculated by applying a reserve rate to its portfolio, net of individually impaired finance receivables. Accounts are considered delinquent when the billed periodic payments of the finance receivables exceed 30 days past the due date. All delinquent accounts are reviewed for potential impairment. A receivable is deemed to be impaired when based on current information and events, it is expected that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Amount of impairment is measured as the difference between the balance outstanding and underlying collateral value of equipment being financed, as well as any other collateral. All finance receivables identified as impaired are evaluated individually. Generally, the Company does not change terms and conditions of existing finance receivables.

The following table presents individually impaired finance receivables (in millions):

	March 31, 2020			March 31, 2019			December 31, 2019
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Recorded investment	$22.7	$—	$22.7	$8.0	$—	$8.0	$7.8	$—	$7.8
Related allowance	11.5	—	11.5	7.8	—	7.8	7.8	—	7.8
Average recorded investment	11.5	—	11.5	6.9	—	6.9	7.5	—	7.5

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in millions):

	March 31, 2020			December 31, 2019
Allowance for credit losses, ending balance:	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Individually evaluated for impairment	$11.5	$—	$11.5	$7.8	$—	$7.8
Collectively evaluated for impairment	2.8	0.5	3.3	2.7	0.5	3.2
Total allowance for credit losses	$14.3	$0.5	$14.8	$10.5	$0.5	$11.0

Finance receivables, ending balance:
Individually evaluated for impairment	$22.7	$—	$22.7	$7.8	$—	$7.8
Collectively evaluated for impairment	123.7	19.4	143.1	137.9	20.5	158.4
Total finance receivables	$146.4	$19.4	$165.8	$145.7	$20.5	$166.2

Accounts are considered delinquent when the billed periodic payments of the finance receivables exceed 30 days past the due date.

The following tables present analysis of aging of recorded investment in finance receivables (in millions):

	March 31, 2020
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$137.7	$0.7	$0.3	$7.7	$8.7	$146.4
Sales-type leases	19.1	—	—	0.3	0.3	19.4
Total finance receivables	$156.8	$0.7	$0.3	$8.0	$9.0	$165.8

	December 31, 2019
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$135.1	$2.4	$0.1	$8.1	$10.6	$145.7
Sales-type leases	20.2	—	0.3	—	0.3	20.5
Total finance receivables	$155.3	$2.4	$0.4	$8.1	$10.9	$166.2

Commercial loans in the amount of $26.7 million and $27.1 million were on non-accrual status as of March 31, 2020 and December 31, 2019, respectively. Sales-type leases in the amount of $0.3 million were on non-accrual status at March 31, 2020 and December 31, 2019.

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

The following table presents finance receivables by risk rating and year of origination as of March 31, 2020 (in millions):

Rating	2020	2019	2018	2017	2016	Prior	Total
Superior	$1.3	$0.1	$—	$—	$—	$—	$1.4
Above Average	$12.3	$5.2	$2.8	$—	$—	$1.5	$21.8
Average	$11.4	$36.7	$34.3	$5.2	$0.1	$—	$87.7
Below Average	$1.0	$17.8	$21.5	$2.0	$4.2	$0.1	$46.6
Sub Standard	$—	$7.7	$0.6	$—	$—	$—	$8.3
Total	$26.0	$67.5	$59.2	$7.2	$4.3	$1.6	$165.8

The following table present finance receivables by risk rating and year of origination as of December 31, 2019 (in millions):

Rating	2019	2018	2017	2016	2015	Prior	Total
Superior	$1.7	$—	$—	$—	$—	$—	$1.7
Above Average	12.6	3.0	—	—	1.7	—	17.3
Average	20.8	17.1	3.4	0.7	0.1	—	42.1
Below Average	44.6	43.1	4.6	3.9	—	—	96.2
Sub Standard	7.7	1.1	—	—	0.1	—	8.9
Total	$87.4	$64.3	$8.0	$4.6	$1.9	$—	$166.2

The Company believes the finance receivables retained, net of allowance for credit losses, are collectible.

NOTE G – INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2020	December 31, 2019
Finished equipment	$363.5	$408.1
Replacement parts	162.9	160.8
Work-in-process	87.6	78.7
Raw materials and supplies	209.0	200.1
Inventories	$823.0	$847.7

Reserves for lower of cost or net realizable value and excess and obsolete inventory were $53.9 million and $53.2 million at March 31, 2020 and December 31, 2019, respectively.

NOTE H – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	March 31, 2020	December 31, 2019
Property	$40.2	$40.9
Plant	164.9	168.1
Equipment	358.1	358.3
Leasehold improvements	56.7	55.8
Construction in progress	105.6	101.1
Property, plant and equipment – gross	725.5	724.2
Less: Accumulated depreciation	(336.7)	(334.8)
Property, plant and equipment – net	$388.8	$389.4

NOTE I – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	MP	Total
Balance at December 31, 2019, gross	$139.3	$192.4	$331.7
Accumulated impairment	(38.6)	(23.2)	(61.8)
Balance at December 31, 2019, net	100.7	169.2	269.9
Foreign exchange effect and other	(0.7)	(8.0)	(8.7)
Balance at March 31, 2020, gross	138.6	184.4	323.0
Accumulated impairment	(38.6)	(23.2)	(61.8)
Balance at March 31, 2020, net	$100.0	$161.2	$261.2

Intangible assets, net were comprised of the following (in millions):

		March 31, 2020			December 31, 2019
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$9.2	$(8.7)	$0.5	$9.4	$(8.8)	$0.6
Customer Relationships	22	25.5	(22.9)	2.6	25.6	(22.8)	2.8
Land Use Rights	81	4.2	(0.7)	3.5	4.3	(0.7)	3.6
Other	8	25.1	(22.5)	2.6	25.1	(22.4)	2.7
Total definite-lived intangible assets		$64.0	$(54.8)	$9.2	$64.4	$(54.7)	$9.7

	Three Months Ended March 31,
(in millions)	2020	2019
Aggregate Amortization Expense	$0.4	$0.4

Estimated aggregate intangible asset amortization expense (in millions) for each of the next five years is as follows:

2020	$1.4
2021	$1.3
2022	$1.3
2023	$0.8
2024	$0.6

NOTE J – DERIVATIVE FINANCIAL INSTRUMENTS

The Company operates internationally, with manufacturing and sales facilities in various locations around the world. In the normal course of business, the Company primarily uses cash flow derivatives to manage foreign currency and price risk exposures on third-party and intercompany forecasted transactions.  For a derivative to qualify for hedge accounting treatment at inception and throughout the hedge period, the Company formally documents the nature and relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions, and method of assessing hedge effectiveness.  Additionally, for hedges of forecasted transactions, significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur.  If it is deemed probable the forecasted transaction will not occur, then the gain or loss would be recognized in current earnings.  Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged.  The Company does not engage in trading or other speculative use of financial instruments. The Company records all derivative contracts at fair value on a recurring basis. The Company’s derivative financial instruments are categorized under the ASC 820 hierarchy; see Note A - “Basis of Presentation” for an explanation of the hierarchy.

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with recognized assets or liabilities or forecasted transactions due to changing currency exchange rates.  Primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar. These foreign exchange contracts are designated as cash flow hedging instruments. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Foreign exchange contracts outstanding at March 31, 2020 mature on or before March 31, 2021.  At March 31, 2020 and December 31, 2019, the Company had $100.5 million and $233.0 million notional amount, respectively, of foreign exchange contracts outstanding that were designated as cash flow hedge contracts. For effective hedging instruments, unrealized gains and losses associated with foreign exchange contracts are deferred as a component of Accumulated other comprehensive income (loss) (“AOCI”) until the underlying hedged transactions settle and are reclassified to Cost of goods sold (“COGS”) in the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss).

Certain foreign exchange contracts entered into by the Company have not been designated as hedging instruments to mitigate its exposure to changes in foreign currency exchange rates on recognized assets and liabilities. The Company had $44.1 million and $121.2 million notional amount of foreign exchange contracts outstanding that were not designated as hedging instruments at March 31, 2020 and December 31, 2019, respectively.  The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments were offset by changes in the underlying hedged items, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments were recognized as gains or losses in COGS and Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

Other

Other derivatives designated as cash flow hedging instruments include interest rate caps and commodity swaps with outstanding notional amounts of $300.0 million and $22.2 million at March 31, 2020. Commodity swaps outstanding at March 31, 2020 mature on or before August 31, 2021. There were no interest rate caps or cross currency swaps designated as cash flow hedging instruments outstanding at December 31, 2019. The outstanding notional amount of commodity swaps was $7.0 million at December 31, 2019. The Company uses interest rate caps to mitigate its exposure to changes in interest rates related to variable debt, cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates and commodity swaps to mitigate price risk for hot rolled coil steel. Fair values of interest rate caps and cross currency swaps are based on the present value of future cash payments and receipts. Fair values of commodity swaps are based on observable market data for similar assets and liabilities. Changes in the fair value of interest rate caps, cross currency swaps and commodity swaps are deferred in AOCI. Gains or losses on interest rate caps are reclassified to Interest expense in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the underlying hedged transactions occur. Gains or losses on cross currency swaps are reclassified to Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the underlying hedged item is re-measured. Gains or losses on commodity swaps are reclassified to COGS in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the hedged transaction affects earnings.

Other derivatives designated as net investment hedging instruments include cross currency swaps with outstanding notional amounts of $27.6 million at March 31, 2020. There were no cross currency swaps designated as net investment hedging instruments outstanding at December 31, 2019. The Company uses these cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates related to a net investment in a Euro-denominated functional currency subsidiary. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Changes in the fair value of cross currency swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Selling, general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the net investment is liquidated.

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

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

		March 31, 2020		December 31, 2019
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$1.1	$—	$4.1	$—
Cross currency swaps	Other current assets	0.1	—	—	—
Foreign exchange contracts	Other current liabilities	(1.9)	(0.1)	(3.9)	—
Interest rate caps	Other current liabilities	(0.6)	—	—	—
Commodity swaps	Other current liabilities	(2.1)	—	—	—
Cross currency swaps	Other non-current liabilities	(0.3)	—	—	—
Commodity swaps	Other non-current liabilities	(0.7)	—	—	—
Interest rate caps	Other non-current liabilities	(1.4)	—	—	—
Net derivative asset (liability)		$(5.8)	$(0.1)	$0.2	$—
(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax		Gain (Loss) Reclassified from AOCI into Income
Instrument	Three Months Ended March 31, 2020	Income Statement Account	Three Months Ended March 31, 2020
Foreign exchange contracts	$(1.1)	Cost of goods sold	$(1.4)
Commodity swaps	(1.4)	Cost of goods sold	(1.1)
Cross currency swaps	(0.2)	Selling, general and administrative expenses	—
Interest rate caps	(1.5)	Interest expense	—
Total	$(4.2)	Total	$(2.5)

	Gain (Loss) Recognized on Derivatives in OCI, net of tax		Gain (Loss) Reclassified from AOCI into Income
Instrument	Three Months Ended March 31, 2019	Income Statement Account	Three Months Ended March 31, 2019
Foreign exchange contracts	$(1.2)	Cost of goods sold	$(1.9)
Commodity swaps	(0.1)	Cost of goods sold	(0.3)
Cross currency swaps	0.2	Other income (expense) - net	1.0
Total	$(1.1)	Total	$(1.2)

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Classification and amount of Gain or Loss Recognized in Income
	Cost of goods sold	Other income (expense) - net
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2020
Income Statement Accounts in which effects of cash flow hedges are recorded	$(696.9)	$(1.6)
Gain (Loss) Reclassified from AOCI into Income (Loss):
Foreign exchange contracts	(1.4)	—
Commodity swaps	(1.1)	—
Total	$(2.5)	$—

	Classification and amount of Gain or Loss Recognized in Income
	Cost of goods sold	Other income (expense) - net
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2019
Income Statement Accounts in which effects of cash flow hedges are recorded	$(898.8)	$(3.2)
Gain (Loss) Reclassified from AOCI into Income (Loss):
Foreign exchange contracts	(1.9)	—
Commodity swaps	(0.3)	—
Cross currency swaps	—	1.0
Total	$(2.2)	$1.0

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives outstanding at the end of the period in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

		Gain (Loss) Recognized in Income
Instrument	Income Statement Account	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Foreign exchange contracts	Cost of goods sold	$(0.4)	$—
Foreign exchange contracts	Other income (expense) – net	(0.1)	(0.8)
Debt conversion feature	Other income (expense) – net	—	0.4
	Total	$(0.5)	$(0.4)

In the Condensed Consolidated Statement of Comprehensive Income (Loss), the Company records hedging activity related to foreign exchange contracts, interest rate caps, cross currency swaps and commodity swaps, and the debt conversion feature in the accounts for which the hedged items are recorded.  On the Condensed Consolidated Statement of Cash Flows, the Company presents cash flows from hedging activities in the same manner as it records the underlying item being hedged.

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

See Note N - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within the unrealized net gains (losses) included in AOCI as of March 31, 2020, it is estimated that $2.9 million of losses are expected to be reclassified into earnings in the next twelve months.

NOTE K – LONG-TERM OBLIGATIONS

2017 Credit Agreement

On January 31, 2017, the Company entered into a credit agreement (as amended, the “2017 Credit Agreement”) with the lenders and issuing banks party thereto and Credit Suisse AG, Cayman Islands Branch (“CSAG”), as administrative agent and collateral agent. The 2017 Credit Agreement includes (i) a $600 million revolving line of credit (the “Revolver”) and (ii) senior secured term loans totaling $600 million that will mature on January 31, 2024 (the “Term Loans”); both are further described below. On April 23, 2020, the Company entered into a Loan Modification Agreement and Amendment No. 4 (“Amendment No. 4”) to the 2017 Credit Agreement. Amendment No. 4 extended the term of the Revolver to expire on January 31, 2023. As a result of Amendment No. 4, during 2020, the Company is only subject to a minimum liquidity covenant and then during 2021 it is subject to a maximum secured leverage covenant that is only applicable if borrowings under the Revolver are greater than 30% of the total revolving credit commitments. The remaining disclosures below speak as of March 31, 2020, unless otherwise noted.

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

The 2017 Credit Agreement allows unlimited incremental commitments, which may be extended at the option of the existing or new lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, with incremental amounts in excess of $300 million ($150 million through 2021 as a result of Amendment No. 4) as long as the Company satisfies a senior secured leverage ratio contained in the 2017 Credit Agreement.

The 2017 Credit Agreement requires the Company to comply with a number of covenants which limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. If the Company’s borrowings under the Revolver are greater than 30% of the total revolving credit commitments, the 2017 Credit Agreement requires the Company to comply with certain financial tests, as defined in the 2017 Credit Agreement. If applicable, the minimum required levels of the interest coverage ratio (“Interest Coverage Ratio”) would be 2.5 to 1.0 and the maximum permitted levels of the senior secured leverage ratio (“Senior Secured Leverage Ratio”) would be 2.75 to 1.0. The 2017 Credit Agreement also contains customary default provisions. The Company was in compliance with the covenants contained in the 2017 Credit Agreement as of March 31, 2020. Amendment No. 4 waived compliance with the Interest Coverage Ratio and Senior Secured Leverage Ratio through December 31, 2020, replacing them with a sliding scale minimum liquidity requirement, $100 million at June 30 and September 30, 2020 and $150 million at December 31, 2020. Maximum levels of the Senior Secured Leverage Ratio will be 3.75 to 1.0 at March 31, 2021, 3.25 to 1.0 at June 30, 2021 and 2.75 to 1.0 at September 30, 2021 and thereafter. In addition Amendment No. 4 prohibits shareholder repurchases and dividends, contains anti-cash hoarding provisions and additional financial reporting provisions until December 31, 2020. Amendment No. 4 also increased the interest rate on the Revolver by 25 basis points until December 31, 2021. The Company, at its sole option, has the ability to revert to original financial covenants and Revolver pricing.

As of March 31, 2020 and December 31, 2019, the Company had $584.0 million and $585.5 million, net of discount, respectively, in Term Loans outstanding under the 2017 Credit Agreement. The weighted average interest rate on the Term Loans at March 31, 2020 and December 31, 2019 was 3.55% and 4.10%, respectively. The Company had $170.0 million revolving credit amounts outstanding as of March 31, 2020 and no amounts outstanding as of December 31, 2019. The weighted average interest rate on the revolving credit amounts at March 31, 2020 was 2.55%.

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

Letters of credit outstanding (in millions):

	March 31, 2020	December 31, 2019
$400 Million Facility	$—	$—
$300 Million Facility	34.9	34.8
Bilateral Arrangements	41.8	45.3
Total	$76.7	$80.1

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

5-5/8% Senior Notes

On January 31, 2017, the Company sold and issued $600.0 million aggregate principal amount of Senior Notes Due 2025 (“5-5/8% Notes”) at par in a private offering. The proceeds from the 5-5/8% Notes, together with cash on hand, including cash from the sale of the Company’s Material Handling and Port Solutions business, was used: (i) to complete a tender offer for up to $550.0 million of the Company’s Senior Notes due 2021 (“6% Notes”), (ii) to redeem and discharge such portion of the 6% Notes not purchased in the tender offer, (iii) to fund a $300.0 million partial redemption of the 6% Notes, (iv) to fund repayment of all $300.0 million aggregate principal amount outstanding of the Company’s 6-1/2% senior notes due 2021 on or before April 3, 2017, (v) to pay related premiums, fees, discounts and expenses, and (vi) for general corporate purposes. The 5-5/8% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries.

Fair Value of Debt

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of March 31, 2020, as follows (in millions, except for quotes):

	Book Value	Quote	FV
5-5/8% Notes	$600.0	$0.93000	$558
2017 Credit Agreement Original Term Loan (net of discount)	$386.8	$0.90500	$350
2017 Credit Agreement 2019 Term Loan (net of discount)	$197.2	$0.91000	$179

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

NOTE L – RETIREMENT PLANS AND OTHER BENEFITS

The Company maintains defined benefit plans in France, Germany, India, Switzerland and the United Kingdom for some of its subsidiaries, as well as a nonqualified Supplemental Executive Retirement Plan (“U.S. SERP”) in the United States. In Italy, there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination. The Company has several non-pension post-retirement benefit programs, including health and life insurance benefits to certain former salaried and hourly employees. Information regarding the Company’s plans, including the U.S SERP, is as follows (in millions):

	Three Months Ended March 31,
	2020			2019
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$—	$0.3	$—	—	$0.4	—
Interest cost	0.3	0.7	—	0.4	0.9	—
Expected return on plan assets	—	(1.3)	—	—	(1.2)	—
Amortization of actuarial (gain) loss	—	0.5	—	(0.1)	0.4	—
Net periodic cost	$0.3	$0.2	$—	$0.3	$0.5	$—

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

Securities and Stockholder Derivative Lawsuits

In 2010, the Company received complaints seeking certification of class action lawsuits as follows:

•A consolidated class action complaint for violations of securities laws was filed in the United States District Court, District of Connecticut on November 18, 2010 and is entitled Sheet Metal Workers Local 32 Pension Fund and Ironworkers St. Louis Council Pension Fund, individually and on behalf of all others similarly situated v. Terex Corporation, et al.

•A stockholder derivative complaint for violation of the Securities and Exchange Act of 1934, breach of fiduciary duty, waste of corporate assets and unjust enrichment was filed on April 12, 2010 in the United States District Court, District of Connecticut and is entitled Peter Derrer, derivatively on behalf of Terex Corporation v. Ronald M. DeFeo, Phillip C. Widman, Thomas J. Riordan, G. Chris Andersen, Donald P. Jacobs, David A. Sachs, William H. Fike, Donald DeFosset, Helge H. Wehmeier, Paula H.J. Cholmondeley, Oren G. Shaffer, Thomas J. Hansen, and David C. Wang, and Terex Corporation.

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

With respect to these claims, the Company believes that it acted at all times in compliance with all applicable laws and, without any admission of wrongdoing or liability, has settled the stockholder derivative and securities lawsuits. The settlement amounts with respect to each lawsuit were covered by the Company’s insurance policies and did not have a material effect on the Company’s financial results. As part of the stockholder derivative settlement, the Company made certain amendments to its corporate governance procedures.

Terex Latin América Equipamentos Ltda ICMS Proceedings

Terex Latin America Equipamentos Ltda (“TLA”) imports Terex products into Brazil through the state of Espirito Santo to its facility in Sao Paulo. For the 2004 through March 2009 period TLA used a third-party trading company, SAB, as an agent to process the importation of Terex products. TLA properly paid the Espirito Santo ICMS tax (Brazilian state value-added tax) to SAB for payment to Espirito Santo, which would produce an ICMS credit to be used against imposition of Sao Paolo ICMS tax. SAB went into bankruptcy and may not have actually remitted to Espirito Santo the ICMS tax amounts paid to it by TLA. The Brazilian state of Sao Paulo challenged the credit against Sao Paolo ICMS that TLA claimed and assessed unpaid ICMS tax, penalties and related interest in the amount of approximately BRL 101 million ($19 million). TLA challenged the claim of Sao Paulo and learned in October 2019 that the Sao Paulo claim has survived the administrative tribunal process. TLA anticipates that it will receive notice for an amount due from Sao Paulo and expects to protest the Sao Paulo claim in litigation which is likely to commence in 2020. While the Company believes the position of the state of Sao Paulo is without merit and continues to vigorously oppose it, no assurance can be given as to the final resolution of the ICMS litigation or that TLA will not ultimately be required to pay ICMS and interest to the state of Sao Paulo.

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

For credit guarantees outstanding as of March 31, 2020 and December 31, 2019, the maximum exposure determined at inception was $79.9 million and $78.4 million, respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

NOTE N – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three months ended March 31, 2020 and 2019. All amounts are net of tax (in millions).

	Three Months Ended March 31, 2020					Three Months Ended March 31, 2019
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(208.2)	$(0.8)	$2.6	$(51.1)	$(257.5)	$(225.6)	$(4.4)	$0.8	$(55.6)	$(284.8)
Other comprehensive income (loss) before reclassifications	(54.8)	(6.3)	(0.2)	2.6	(58.7)	(2.1)	(2.8)	0.8	(0.5)	(4.6)
Amounts reclassified from AOCI	—	2.1	—	0.4	2.5	—	1.7	—	0.6	2.3
Net Other Comprehensive Income (Loss)	(54.8)	(4.2)	(0.2)	3.0	(56.2)	(2.1)	(1.1)	0.8	0.1	(2.3)
Ending balance	$(263.0)	$(5.0)	$2.4	$(48.1)	$(313.7)	$(227.7)	$(5.5)	$1.6	$(55.5)	$(287.1)

Stock-Based Compensation

During the three months ended March 31, 2020, the Company awarded 1.4 million shares of restricted stock to its employees with a weighted average grant date fair value of $22.40 per share.  Approximately 58% of these awards are time-based and vest ratably on each of the first three anniversary dates. Approximately 28% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 14% cliff vest and are based on performance targets containing a market condition determined over a three-year period.

The Company used the Monte Carlo method to determine grant date fair value of $21.09 per share for the awards with a market condition granted on February 26, 2020.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.

The following table presents the weighted-average assumptions used in the valuation:

Grant date
February 26, 2020
Dividend yields	2.12%
Expected volatility	36.36%
Risk free interest rate	1.14%
Expected life (in years)	3

Share Repurchases and Dividends

In July 2018, Terex’s Board of Directors authorized the Company to repurchase up to an additional $300 million of the Company’s outstanding shares of common stock of which approximately $105 million was utilized prior to January 1, 2020. During the three months ended March 31, 2020, the Company repurchased 2.5 million shares for $54.6 million under this program. During the three months ended March 31, 2019, the Company did not repurchase shares under this program. In the first quarter of 2020, Terex’s Board of Directors declared a dividend of $0.12, which was paid to the Company’s shareholders. The Company previously announced that it has suspended further share repurchases and dividend payments for the remainder of 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a global manufacturer of aerial work platforms and materials processing machinery. We design, build and support products used in construction, maintenance, manufacturing, energy, minerals and materials management applications. Our products are manufactured in North and South America, Europe, Australia and Asia and sold worldwide. We engage with customers through all stages of the product life cycle, from initial specification and financing to parts and service support. We manage and report our business in the following segments: (i) Aerial Work Platforms (“AWP”) and (ii) Materials Processing (“MP”).

On July 31, 2019, we completed the disposition of our Demag® mobile cranes business (“Demag”) to Tadano Ltd. and certain of its subsidiaries. During 2019, we also exited North American mobile crane product lines manufactured in our Oklahoma City facility. As a result, we reorganized certain operations, formerly part of our Cranes segment, to align with our new management and reporting structure. Our utilities business has been consolidated within our AWP segment and our pick and carry, rough terrain and tower cranes businesses have been consolidated within our MP segment. Prior period reportable segment information was adjusted to reflect the realignment of our operations.

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

We calculate a non-GAAP measure of free cash flow. We define free cash flow as Net cash provided by (used in) operating activities, plus (minus) increases (decreases) in Terex Financial Services finance receivables consisting of sales-type leases and commercial loans (“TFS Assets”), less Capital expenditures, net of proceeds from sale of capital assets. We believe this measure of free cash flow provides management and investors further useful information on cash generation or use in our primary operations.

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

Overview

While the first two months of the year started in line with our expectations, during March, global economic activity including customer capital equipment purchases sharply contracted due to the COVID-19 pandemic (“COVID-19”). In response to this unprecedented situation, we swiftly implemented safety, financial and cost reduction actions.

Safety is and will remain the top priority of the Company. The Terex Way Values, along with our commitment to safety, give us strength as we manage the impact of COVID-19. We have taken significant measures to protect the health and safety of our team members in accordance with recommendations from health officials. It is a testimony to our Zero Harm safety program and our team members’ efforts that we have had only a small number of confirmed cases at Terex. Based on our experience with our Changzhou, China facility, we have implemented proactive measures in our sites around the world including, strict social distance processes, health screenings and sanitation measures to keep our team members and their families, our customers and their communities safe.

After safety, our top priority is our liquidity. As of March 31, 2020, we had $945 million in available liquidity. We have taken numerous actions so that we can maintain strong liquidity levels going forward. We amended our credit agreement to provide us with additional flexibility to manage the Company during these challenging times. It is important that all of Terex’s stakeholders, including customers, suppliers, team members and credit and equity investors have confidence that we have the operational and financial strength to manage successfully through this period of uncertainty. We believe our liquidity continues to be sufficient to meet our business plans. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

We have also begun a comprehensive cost reduction program to help support our financial position. Our actions have included salary reductions (50% by the CEO, 20% by the Executive Leadership Team and 5-10% for other team members), furloughing of team members, reductions in force, temporarily closing facilities, implementing short work weeks, adjusting production in each of our businesses to align with the current, reduced levels of commercial demand, partnering with suppliers to limit the incoming supply of materials, receiving only what is needed to support our current production schedules, reducing our plans for capital expenditures by 35% for the remainder of 2020, utilizing tax and other government opportunities to preserve our liquidity and deferring or reducing other cash outlays.

Operationally, MP started the year with another solid quarter, achieving 8% operating margins, despite challenging markets. However, weakness in AWP’s aerials business more than offset MP’s positive operating performance.

Our AWP segment’s first quarter 2020 net sales were down 30% from the prior year period driven by continued challenging global markets. End markets in the U.S. and Europe sharply contracted in March, despite starting the year in line with our expectations, with a substantial portion of the year-over-year decline occurring in March. Our Changzhou, China factory was shut down or operating at a reduced level for most of the quarter. However, starting in March the China business gradually started ramping up production. The Utilities market also softened in March but not at the same rate that we experienced in the aerials business. AWP’s lower operating margin in the quarter was driven by lower sales volume.

Our MP segment’s first quarter 2020 net sales were down 23% from the prior year period driven by cautious customer sentiment delaying capital purchases of crushing and screening equipment, material handlers and cranes. Similar to AWP, end markets contracted across the MP businesses in March, despite a relatively good start to the year, with a substantial portion of the year-over-year decline occurring in March.

We saw an increase in customer cancellations and requested delivery delays in the second half of March in both AWP and MP. The backlog at March 31, 2020 for AWP and MP was $717 million (a decline of 34% from the prior year period) and $272 million (a decline of 52% from the prior year period), respectively.

Despite the challenging month of March, our free cash flow use of approximately $113 million for the first quarter of 2020 was a significant improvement on our free cash flow use of approximately $257 million in the first quarter of 2019. The year-over-year improvement in free cash flow resulted primarily from a reduction in net working capital and a significant use of cash in discontinued operations in 2019. At the beginning of 2020 we were under-producing to retail demand to bring our inventories in-line and, due to the significant number of delays and cancellations in March, we aggressively brought our production down in the AWP segment, driving the net working capital improvement.

In the first quarter of 2020, our largest market remained North America, which represented approximately 57% of our global sales in continuing operations. As compared to the prior year period, our sales were down double digits in every major geography.

As a result of COVID-19, we withdrew our 2020 financial guidance on March 25, 2020 and will not issue revised guidance due to the continuing economic uncertainties. The full severity and duration of the related global economic crisis is not known, but it is expected to continue to negatively impact our operating results. See Part II, Item 1A. – “Risk Factors” for a detailed description of the risks resulting from COVID-19.

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

Furthermore, we believe returns on capital deployed in Terex Financial Services (“TFS”) do not represent our primary operations and, therefore, TFS Assets and results from operations have been excluded from the Non-GAAP Measures. Debt is calculated using amounts for Current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ adjusted NOPAT as this represents the most recent 12-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) thereby providing, over the same time period as the numerator, four quarters of average invested capital.

Terex management and Board of Directors use ROIC as one measure to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Terex Corporation stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at March 31, 2020 was 12.7%.

Amounts described below are reported in millions of U.S. dollars, except for the annualized effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Mar '20	Dec '19	Sep '19	Jun' 19	Mar '19
Annualized effective tax rate, as adjusted	19.8%	15.6%	15.6%	15.6%
Income (loss) from operations as adjusted	$(4.5)	$35.3	$86.2	$127.9
Multiplied by: 1 minus annualized effective tax rate	80.2%	84.4%	84.4%	84.4%
Adjusted net operating income (loss) after tax	$(3.6)	$29.8	$72.8	$107.9
Debt as adjusted	$1,345.1	$1,175.7	$1,175.6	$1,351.9	$1,477.8
Less: Cash and cash equivalents as adjusted	(515.0)	(540.1)	(475.5)	(394.6)	(330.2)
Debt less Cash and cash equivalents as adjusted	830.1	635.6	700.1	957.3	1,147.6
Total Terex Corporation stockholders’ equity as adjusted	746.6	886.6	804.2	775.1	666.3
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$1,576.7	$1,522.2	$1,504.3	$1,732.4	$1,813.9

March 31, 2020 ROIC	12.7%
NOPAT as adjusted (last 4 quarters)	$206.9
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$1,629.9

	Three months ended 3/31/20	Three months ended 12/31/19	Three months ended 9/30/19	Three months ended 6/30/19
Reconciliation of income (loss) from operations:
Income (loss) from operations, as reported	$(7.1)	$22.9	$86.4	$126.0
Adjustments:
Deal related	—	—	(0.9)	(7.0)
Restructuring and related	—	9.8	2.2	8.7
Transformation	—	3.4	2.2	4.0
Other	—	0.2	—	—
(Income) loss from TFS	2.6	(1.0)	(3.7)	(3.8)
Income (loss) from operations as adjusted	$(4.5)	$35.3	$86.2	$127.9

	As of 3/31/20	As of 12/31/19	As of 9/30/19	As of 6/30/19	As of 3/31/19
Reconciliation of Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$511.3	$535.1	$470.6	$367.5	$304.6
Cash and cash equivalents - assets held for sale	3.7	5.0	4.9	27.1	25.6
Cash and cash equivalents, as adjusted	$515.0	$540.1	$475.5	$394.6	$330.2

Reconciliation of Debt:
Debt - continuing operations	$1,345.1	$1,175.7	$1,175.6	$1,347.7	$1,473.4
Debt - liabilities held for sale	—	—	—	4.2	4.4
Debt, as adjusted	$1,345.1	$1,175.7	$1,175.6	$1,351.9	$1,477.8

Reconciliation of Terex Corporation stockholders’ equity:
Terex Corporation stockholders’ equity as reported	$786.2	$932.3	$866.3	$860.1	$781.8
TFS Assets	(150.0)	(154.0)	(159.0)	(180.2)	(204.6)
Effects of adjustments, net of tax:
Deal related	75.3	75.3	75.3	75.8	83.1
Restructuring and related	24.2	24.2	15.9	12.4	2.7
Transformation	14.4	14.4	11.5	9.3	4.8
Other	2.3	2.3	1.3	1.7	(0.7)
(Income) loss from TFS	(5.8)	(7.9)	(7.1)	(4.0)	(0.8)
Terex Corporation stockholders’ equity as adjusted	$746.6	$886.6	$804.2	$775.1	$666.3

Three Months Ended March 31, 2020	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$(25.5)	$0.8	3.1%
Effect of adjustments:
Tax related	—	4.2
As adjusted	$(25.5)	$5.0	19.8%

Year Ended December 31, 2019	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$247.5	$(37.8)	15.3%
Effect of adjustments:
Deal related	(7.5)	0.2
Restructuring and related	22.4	(4.7)
Transformation	13.7	(2.8)
Other	0.6	(0.1)
Tax related	—	2.0
As adjusted	$276.7	$(43.2)	15.6%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Consolidated

	Three Months Ended March 31,
	2020		2019
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$833.6	—	$1,136.6	—	(26.7)%
Gross profit	$136.7	16.4%	$237.8	20.9%	(42.5)%
SG&A	$143.8	17.3%	$138.1	12.2%	4.1%
Income (loss) from operations	$(7.1)	(0.9)%	$99.7	8.8%	(107.1)%

Net sales for the three months ended March 31, 2020 decreased $303.0 million when compared to the same period in 2019.  The decrease in net sales was primarily due to lower demand for aerial work platforms and telehandlers in our AWP segment and cranes, material handlers and materials processing equipment in our MP segment.

Gross profit for the three months ended March 31, 2020 decreased $101.1 million when compared to the same period in 2019. The decrease was primarily due to lower sales across both segments and overhead absorption in our AWP segment.

SG&A costs for the three months ended March 31, 2020 increased $5.7 million when compared to the same period in 2019.  The increase was primarily due to a specific finance receivable reserve for one customer.

Income from operations for the three months ended March 31, 2020 decreased $106.8 million when compared to the same period in 2019.  The decrease was primarily due to lower sales volume across both segments and overhead absorption in our AWP segment.

Aerial Work Platforms

	Three Months Ended March 31,
	2020		2019
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$511.7	—	$727.9	—	(29.7)%
Income from operations	$(5.9)	(1.2)%	$59.6	8.2%	(109.9)%

Net sales for the AWP segment for the three months ended March 31, 2020 decreased $216.2 million when compared to the same period in 2019 primarily due to lower demand for aerial work platforms and telehandlers in all major geographies as a result of expected market declines, impact of COVID-19 and timing of customer orders.

Income from operations for the three months ended March 31, 2020 decreased $65.5 million when compared to the same period in 2019.  The decrease was primarily due to lower sales volume and lower overhead absorption from a decrease in volume.

Materials Processing

	Three Months Ended March 31,
	2020		2019
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$315.6	—	$410.5	—	(23.1)%
Income from operations	$25.0	7.9%	$59.5	14.5%	(58.0)%

Net sales for the MP segment for the three months ended March 31, 2020 decreased $94.9 million when compared to the same period in 2019 primarily due to decreased demand for cranes and materials processing equipment in all major geographies and material handlers in Western Europe as a result of expected market declines and impact of COVID-19.

Income from operations for the three months ended March 31, 2020 decreased $34.5 million when compared to the same period in 2019 primarily due to lower sales volume.

Corporate and Other / Eliminations

	Three Months Ended March 31,
	2020		2019
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$6.3	—	$(1.8)	—	*
Loss from operations	$(26.2)	*	$(19.4)	*	(35.1)%
* - Not a meaningful percentage

Net sales include on-book financing activities of TFS and elimination of intercompany sales activity among segments. The net sales increase is primarily attributable to lower intercompany sales eliminations.

Loss from operations for the three months ended March 31, 2020 increased $6.8 million when compared to the same period in 2019. The increase in operating loss is primarily due to a specific finance receivable reserve for one customer and change in allocation of corporate costs.

Interest Expense, Net of Interest Income

During the three months ended March 31, 2020, our interest expense, net of interest income, was $16.8 million, or $4.5 million lower than the same period in the prior year due to a decrease in average borrowings and lower rates.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended March 31, 2020 was an expense of $1.6 million, or a $1.6 million decrease in expense, when compared to the same period in the prior year. The decrease was due to lower foreign exchange translation losses in the current year period and a positive post-closing adjustment in 2020 related to the settlement of our U.S. defined benefit pension plan in 2018, partially offset by mark-to-market losses recorded on an equity investment in the current year period compared to gains recorded in the prior year period.

Income Taxes

During the three months ended March 31, 2020, we recognized income tax benefit of $0.8 million on loss of $25.5 million, an effective tax rate of 3.1%, as compared to income tax expense of $18.0 million on income of $75.2 million, an effective tax rate of 23.9%, for the three months ended March 31, 2019.  The lower effective tax rate for the three months ended March 31, 2020 is primarily due to increased U.S. tax on foreign income, recording of state valuation allowances and deferred tax resulting from India tax legislation, partially offset by tax benefits from geographic mix and the Corona Aid, Relief, and Economic Security Act, when compared with the three months ended March 31, 2019.

Income (Loss) from Discontinued Operations - net of taxes

Loss from discontinued operations - net of tax for the three months ended March 31, 2020 was $0.2 million compared to loss from discontinued operations - net of tax of $124.4 million for the same period in the prior year, a reduction of $124.2 million. The loss in the prior year was primarily from recognition of a pre-tax charge of approximately $86 million ($86 million after-tax) to write-down the mobile cranes disposal group to fair value, less costs to sell, and the negative performance of our mobile cranes business.

Gain (Loss) on Disposition of Discontinued Operations - net of taxes

During the three months ended March 31, 2019, we recognized a gain on disposition of discontinued operations - net of tax of $0.6 million primarily related to the previous sale of our MHPS business.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business.  At March 31, 2020, we had cash and cash equivalents of $515 million and undrawn availability under our revolving line of credit of $430 million, giving us total liquidity of approximately $945 million. During the three months ended March 31, 2020, our liquidity decreased by approximately $195 million from December 31, 2019 primarily due to cash used in our operations, share repurchases and capital expenditures.

Our main sources of funding are cash generated from operations, including cash generated from the sale of receivables, loans from our bank credit facilities and funds raised in capital markets. We have no significant debt maturities until 2023 and we have increased our focus on internal cash flow generation. Our actions to maintain liquidity in view of current conditions in the economy include reducing costs and working capital, suspending our share repurchase program and suspending making further dividend payments in 2020. We also amended our revolving credit facility in April 2020. We believe the amendment provides us with the flexibility needed to manage the Company during these challenging times. We believe these measures, in conjunction with our actions to delay certain capital spending projects, will provide us with adequate liquidity to comply with our financial covenants under our bank credit facility, continue to support internal operating initiatives and meet our operating and debt service requirements for at least the next 12 months. See Part II, Item 1A. – “Risk Factors” for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business.

Our ability to generate cash from operations is subject to numerous factors, including the following:

•The duration and depth of the global economic weakness resulting from COVID-19.
•Many of our customers fund their purchases through third-party finance companies that extend credit based on the credit-worthiness of customers and expected residual value of our equipment.  Changes either in customers’ credit profile or used equipment values may affect the ability of customers to purchase equipment.  There can be no assurance third-party finance companies will continue to extend credit to our customers as they have in the past.
•As our sales change, the amount of working capital needed to support our business may change.
•Our suppliers extend payment terms to us primarily based on our overall credit rating.  Declines in our credit rating may influence suppliers’ willingness to extend terms and in turn accelerate cash requirements of our business.
•Sales of our products are subject to general economic conditions, weather, competition, translation effect of foreign currency exchange rate changes, and other factors that in many cases are outside our direct control.  For example, during periods of economic uncertainty, our customers have delayed purchasing decisions, which reduces cash generated from operations.
•Availability and utilization of other sources of liquidity such as trade receivables sales programs.

Typically, we have invested our cash in a combination of highly rated, liquid money market funds and in short-term bank deposits with large, highly rated banks. Our investment objective is to preserve capital and liquidity while earning a market rate of interest.

We seek to use cash held by our foreign subsidiaries to support our operations and continued growth plans outside and inside the United States through funding of capital expenditures, operating expenses or other similar cash needs of these operations. Most of this cash could be used in the U.S., if necessary, without additional tax cost. Incremental cash repatriated to the U.S. would not be expected to result in material foreign and state tax cost. We will continue to seek opportunities to tax-efficiently mobilize and redeploy funds.

We had free cash flow use of $112.9 million for the three months ended March 31, 2020.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

Three Months Ended 3/31/2020
Net cash provided by (used in) operating activities	$(88.7)
Increase (decrease) in TFS assets	(4.0)
Capital expenditures, net of proceeds from sale of capital assets (1)	(20.2)
Free cash flow	$(112.9)

(1)  Includes $4.5 million of proceeds from sale of capital assets within Proceeds (payments) from the disposition of discontinued operations in the Condensed Consolidated Statement of Cash Flows.

Pursuant to terms of our trade accounts receivable factoring arrangements, during the three months ended March 31, 2020, we sold, without recourse, approximately $141 million of trade accounts receivable to enhance liquidity. During the three months ended March 31, 2020, we also sold approximately $33 million of sales-type leases and commercial loans.

Working capital as a percent of trailing three month annualized net sales was 22.6% at March 31, 2020.

The following tables show the calculation of our working capital in continuing operations and trailing three months annualized sales as of March 31, 2020 (in millions):

Three Months Ended 3/31/2020
Net Sales	$833.6
x	4
Trailing Three Month Annualized Net Sales	$3,334.4

As of 3/31/20
Inventories	$823.0
Trade Receivables	402.0
Trade Accounts Payable	(454.9)
Customer Advances	(15.7)
Working Capital	$754.4

On January 31, 2017, we entered into a credit agreement (as amended, the “2017 Credit Agreement”). The 2017 Credit Agreement contains a $400 million senior secured term loan (the “Original Term Loan”). The Original Term Loan portion of the 2017 Credit Agreement bears interest at a rate of London Interbank Offered Rate (“LIBOR”) plus 2.00% with a 0.75% LIBOR floor. On March 7, 2019, we entered into an Incremental Assumption Agreement and Amendment No. 3 (“Amendment No. 3”) to the 2017 Credit Agreement. Amendment No. 3 provided us with an additional term loan (the “2019 Term Loan”) under the 2017 Credit Agreement in the amount of $200 million. The 2019 Term Loan portion of the 2017 Credit Agreement bears interest at a rate of LIBOR plus 2.75% with a 0.75% LIBOR floor (the Original Term Loan together with 2019 Term Loan comprise the “Term Loans” portion of the 2017 Credit Agreement). Net proceeds from the 2019 Term Loan were used to reduce borrowings under the revolving line of credit. On April 23, 2020, we entered into a Loan Modification Agreement and Amendment No. 4 (“Amendment No. 4”) to the 2017 Credit Agreement. The 2017 Credit Agreement contains a $600 million revolving line of credit (the “Revolver”). The 2017 Credit Agreement allows unlimited incremental commitments, which may be extended at the option of existing or new lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, with incremental amounts in excess of $150 million through 2021 ($300 million thereafter) requiring the Company to satisfy a senior secured leverage ratio contained in the 2017 Credit Agreement. Interest rates charged under the Revolver in the 2017 Credit Agreement are subject to adjustment based on our consolidated leverage ratio. Amendment No. 4 extended the term of the Revolver to expire on January 31, 2023. As a result of Amendment No. 4, during 2020, we are only subject to a minimum liquidity covenant and then during 2021 we are subject to a maximum secured leverage covenant that is only applicable if our borrowings under the Revolver are greater than 30% of the total revolving credit commitments. See Note K - “Long-Term Obligations,” in our Condensed Consolidated Financial Statements for additional information concerning the 2017 Credit Agreement and Amendment No. 4.

Borrowings under the 2017 Credit Agreement at March 31, 2020 were $584.0 million, net of discount, on our Term Loans. At March 31, 2020, the weighted average interest rate was 3.55% on the Term Loans portion of the 2017 Credit Agreement. We had $170.0 million outstanding on the Revolver. The weighted average interest rate on the Revolver at March 31, 2020 was 2.55%.

We manage our interest rate risk by maintaining the ratio of fixed and floating rate debt, including use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

Our investment in TFS financial services assets was approximately $150 million, net at March 31, 2020. We remain focused on expanding financing solutions in key markets like the U.S., Europe and China. We also anticipate using TFS to drive incremental sales by increasing customer financing through TFS in certain instances.

In July 2018, our Board of Directors authorized the repurchase up to an additional $300 million of our outstanding shares of common stock. During the three months ended March 31, 2020, we repurchased 2.5 million shares for $54.6 million under this authorization leaving approximately $141 million available for repurchase under this program. In the first quarter of 2020, our Board of Directors declared a dividend of $0.12 per share, which was paid to our shareholders. We previously announced that we have suspended further share repurchases and dividend payments for the remainder of 2020.

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

Cash Flows

Cash used in operations for the three months ended March 31, 2020 totaled $88.7 million, compared to cash used in operations of $265.4 million for the three months ended March 31, 2019.  The decrease in cash used in operations was primarily driven by improved working capital efficiency, partially offset by decreased operating profitability.

Cash used in investing activities for the three months ended March 31, 2020 was $20.2 million, compared to $10.6 million of cash used in investing activities for the three months ended March 31, 2019. The increase in cash used in investing activities was primarily due to capital expenditures.

Cash provided by financing activities was $98.3 million for the three months ended March 31, 2020, compared to $236.4 million of cash provided by financing activities for the three months ended March 31, 2019. The decrease in cash provided by financing activities was primarily due to lower net debt borrowings and higher share repurchases in the current quarter.

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

We manage exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintaining the ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary.

See Note J – “Derivative Financial Instruments” in the Notes to the Condensed Consolidated Financial Statements for further information about our derivatives and Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the impact changes in foreign currency exchange rates and interest rates may have on our financial performance.

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and other matters. See Note M – “Litigation and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for more information concerning contingencies and uncertainties, including our proceedings involving a claim in Brazil regarding payment of ICMS tax, penalties and related interest.  We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage, intellectual property and other insurable risks required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any liability. However, we do not believe these contingencies and uncertainties will, individually or in aggregate, have a material adverse effect on our operations. For contingencies and uncertainties other than income taxes, when it is probable a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range is most likely to occur.

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

Foreign Exchange Risk

Our products are sold in over 100 countries around the world. The reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the Euro, British Pound and Australian dollar. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. dollars at the applicable exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency. Due to continued volatility of foreign currency exchange rates to the U.S. dollar, fluctuations in currency exchange rates may have an impact on the accuracy of our financial guidance. Such fluctuations in foreign currency rates relative to the U.S. dollar may cause our actual results to differ materially from those anticipated in our guidance and have a material adverse effect on our business or results of operations. We note that departure of the U.K. from the E.U. may impact the value of the British Pound as compared to the U.S. dollar and other currencies as the U.K. negotiates and executes its exit from the E.U. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures.

At March 31, 2020, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the three months ended March 31, 2020 would have had approximately a $4 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain a ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary. At March 31, 2020, approximately 34% of our debt was floating rate debt and the weighted average interest rate for all debt was 4.26%.

At March 31, 2020, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings effect on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at March 31, 2020 would have increased interest expense by $0.4 million for the three months ended March 31, 2020.

Commodities Risk

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, labor disputes, suppliers’ impaired financial condition, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition. Current and potential suppliers are evaluated regularly on their ability to meet our requirements and standards. We actively manage our material supply sourcing, and employ various methods to limit risk associated with commodity cost fluctuations and availability. We design and implement plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base globally, leveraging our overall purchasing volumes to obtain favorable pricing and quantities, developing a closer working relationship with key suppliers and purchasing hedging instruments to partially offset anticipated exposures. One key element of our strategy is to focus on strategic sourcing to gain efficiencies using our global purchasing power.

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Increases in the cost of these materials and components may affect our financial performance. If we are not able to recover increased raw material or component costs from our customers, our margins could be adversely affected. Overall material input costs were generally stable in the first quarter of 2020. However, Section 301 tariffs on certain Chinese origin goods continued to put pressure on input costs. In 2019, we benefited from temporary tariff exclusions on certain categories of goods from China. Some of these exclusions have been extended by the U.S. Government for an additional year, while other exclusions have either not been extended or are due to expire later this year. The elimination of tariff exclusions has an adverse impact on our material costs. We continue to utilize the duty drawback mechanism to offset some of the impact of these tariffs. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. For more information on commodities risk, see Part I Item 1A. Risk Factors in our Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of March 31, 2020, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information concerning litigation and other contingencies and uncertainties, including our proceedings involving a claim in Brazil regarding payment of ICMS tax (Brazilian state value-added tax), see Note M - “Litigation and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes in the quarterly period ended March 31, 2020 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, other than the risk factors presented below which add a risk factor and update and replace the similarly named risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

The novel coronavirus pandemic has adversely impacted, and is expected to continue to adversely impact, our business, results of operations and financial condition, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.

In March 2020, the World Health Organization declared COVID-19 a global pandemic and governmental authorities around the world have implemented shelter-in-place orders, quarantines and similar governmental restrictions to reduce the spread of COVID-19. This has negatively impacted the global economy, created significant volatility and disruption of financial markets, and caused disruptions in our supply chains and logistics. It has also adversely affected our customers’ sentiment and spending, leading to a downturn in our markets. Additionally, COVID-19 has adversely affected our workforce, with temporary factory closures, slowdowns, restrictions on travel and transports, among other effects, thereby negatively impacting our operations. As we require a smaller workforce to execute the critical activities of our business during this time, we have furloughed manufacturing team members globally, imposed short work weeks and conducted layoffs. A significant percentage of global team members are also currently working remotely, which can introduce operational and cybersecurity risks. Our management is focused on mitigating COVID-19, which has required and will continue to require, a large investment of time and resources, which may delay other value-add initiatives.

It is not possible to accurately predict the impact COVID-19 will have on our operations going forward as the situation continues to rapidly evolve. Despite our efforts to manage the impacts of COVID-19, the degree and extent to which it ultimately affects our operational and financial performance will depend on uncertain future developments and factors beyond our control, including, but not limited to, the duration and spread of the pandemic and governmental regulations imposed in response. We expect that any further deterioration in the global economic conditions and disruptions to our global supply chain would adversely impact our operations, business results and financial condition. Such factors could also continue to adversely affect our customers’ financial condition, resulting in further reduced spending for our products and services.

The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K that we filed with the SEC on February 14, 2020, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

Our business is affected by the cyclical nature of markets we serve.

Demand for our products tends to be cyclical and is affected by the general strength of the economies in which we sell our products, prevailing interest rates, residential and non-residential construction spending, capital expenditure allocations of our customers and other factors. Adverse economic conditions, including a decrease in commodity prices, the recent deterioration in the worldwide financial markets and decreasing global economic activity, have caused and may continue to cause our customers to forego or postpone new purchases. If our customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, receivables that are owed to us. Any inability of current and/or potential customers to pay us for our products will adversely affect our earnings and cash flow.

Our sales depend in part upon our customers’ replacement or repair cycles, which are impacted in part by historical purchase levels. We are in a period in which global economic conditions and key commodity prices have rapidly and significantly declined, and if economic conditions in the U.S. and other key markets deteriorate further or do not show improvement, we may experience further negative impacts to our net sales, financial condition, profitability and cash flows, which could result in the need for us to record impairments. We have taken a number of steps, and will continually review our operations, to reduce our costs. There can be no assurance, however, that these steps will mitigate the negative impact of the recent deterioration in economic conditions.

We have a significant amount of debt outstanding and must comply with restrictive covenants in our debt agreements.

Our total debt at March 31, 2020 was approximately $1.3 billion. Our credit agreement and other debt agreements contain financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. While we were in compliance with such financial covenants as of March 31, 2020, we sought and received an amendment to our credit agreement on April 23, 2020. This amendment was necessary because of continued deteriorating business conditions resulting from COVID-19 causing us to believe there was a likelihood that we would be in violation of certain financial covenants under our credit agreement as early as the second quarter of 2020 without such an amendment and we would have lost access to a significant amount of liquidity. Increases in our debt, increases in our interest expense or decreases in our earnings could cause us to fail to comply with our financial covenants. Failing to comply with such covenants could result in a loss of a significant amount of liquidity or an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our financial position, results of operations and debt service capability.

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

Our access to capital markets to raise funds through the sale of equity or debt securities is subject to various factors, including general economic and/or financial market conditions. As a result of current economic conditions, including turmoil and uncertainty in the capital markets, credit markets have tightened significantly, which makes obtaining new capital more challenging and more expensive. If our consolidated cash flow coverage ratio is less than 2.0 to 1.0, we are subject to significant restrictions on the amount of indebtedness we can incur. Although our cash flow coverage ratio was greater than 2.0 to 1.0 on March 31, 2020, it is our expectation that the ratio will fall below 2.0 to 1.0 later in 2020.

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

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended March 31, 2020 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1, 2020 - January 31, 2020	285,991	$26.81	284,024	$187,533
February 1, 2020 - February 29, 2020	858,860	$25.05	855,675	$166,093
March 1, 2020 - March 31, 2020	1,370,516	$18.76	1,362,201	$140,517
Total	2,515,367	$21.82	2,501,900	$140,517

(1)Amount includes shares of common stock purchased to satisfy requirements under the Company’s deferred compensation obligations to employees.
(2)In July 2018, our Board of Directors authorized and the Company publicly announced the repurchase of up to an additional $300 million of the Company’s outstanding common shares.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits set forth below are filed as part of this Form 10-Q.

Exhibit No.	Exhibit

10.1
Loan Modification Agreement and Amendment No. 4 dated as of April 23, 2020, to the Credit Agreement dated as of January 31, 2017, among Terex Corporation, the Lenders named therein and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated April 23, 2020 and filed with the Commission on April 24, 2020).

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

TEREX CORPORATION
(Registrant)

Date:	May 1, 2020	/s/ John D. Sheehan
John D. Sheehan
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2020	/s/ Mark I. Clair
Mark I. Clair
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)