Form 10-Q
period 2020-06-30
TEREX CORP
filed 2020-08-03
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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
Yes ☐ No ☒

Number of outstanding shares of common stock: 69.3 million as of July 27, 2020.

The Exhibit Index begins on page 55.

GENERAL

Unless specifically noted otherwise, this Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of June 30, 2020 and excludes discontinued operations. Discontinued operations primarily relate to the Demag® mobile cranes business and mobile crane product lines that were previously manufactured in our Oklahoma City facility. See Note D - “Discontinued Operations and Assets and Liabilities Held for Sale” in the Notes to the Condensed Consolidated Financial Statements for further information. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
•changes affecting the availability of the London Interbank Offered Rate may have consequences on us that cannot yet reasonably be predicted;
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
•our ability to successfully implement our strategy; and
•other factors.

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
For the Quarterly Period Ended June 30, 2020

PART I.FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$690.5	$1,306.9	$1,524.1	$2,443.5
Cost of goods sold	(583.4)	(1,035.1)	(1,280.3)	(1,933.9)
Gross profit	107.1	271.8	243.8	509.6
Selling, general and administrative expenses	(99.7)	(145.8)	(243.5)	(283.9)
Income (loss) from operations	7.4	126.0	0.3	225.7
Other income (expense)
Interest income	0.8	1.8	1.7	3.5
Interest expense	(16.5)	(24.6)	(34.2)	(47.6)
Other income (expense) – net	2.1	(1.3)	0.5	(4.5)
Income (loss) from continuing operations before income taxes	(6.2)	101.9	(31.7)	177.1
(Provision for) benefit from income taxes	3.0	(20.3)	3.8	(38.3)
Income (loss) from continuing operations	(3.2)	81.6	(27.9)	138.8
Income (loss) from discontinued operations – net of tax	(1.0)	(17.3)	(1.2)	(141.7)
Gain (loss) on disposition of discontinued operations – net of tax	(5.0)	10.8	(5.0)	11.4
Net income (loss)	$(9.2)	$75.1	$(34.1)	$8.5

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.05)	$1.14	$(0.40)	$1.96
Income (loss) from discontinued operations – net of tax	(0.01)	(0.24)	(0.02)	(2.00)
Gain (loss) on disposition of discontinued operations – net of tax	(0.07)	0.15	(0.07)	0.16
Net income (loss)	$(0.13)	$1.05	$(0.49)	$0.12
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.05)	$1.14	$(0.40)	$1.93
Income (loss) from discontinued operations – net of tax	(0.01)	(0.24)	(0.02)	(1.97)
Gain (loss) on disposition of discontinued operations – net of tax	(0.07)	0.15	(0.07)	0.16
Net income (loss)	$(0.13)	$1.05	$(0.49)	$0.12
Weighted average number of shares outstanding in per share calculation
Basic	69.3	71.2	69.9	70.9
Diluted	69.3	71.7	69.9	71.8

Comprehensive income (loss)	$9.7	$74.9	$(71.4)	$6.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$426.0	$535.1
Trade receivables (net of allowance of $12.6 and $9.9 at June 30, 2020 and December 31, 2019, respectively)	351.3	401.9
Inventories	699.8	847.7
Prepaid and other current assets	230.0	235.0
Total current assets	1,707.1	2,019.7
Non-current assets
Property, plant and equipment – net	400.8	389.4
Goodwill	261.2	269.9
Intangible assets – net	8.8	9.7
Other assets	486.4	506.9
Total assets	$2,864.3	$3,195.6

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$7.1	$6.9
Trade accounts payable	349.7	508.1
Other current liabilities	318.8	357.4
Total current liabilities	675.6	872.4
Non-current liabilities
Long-term debt, less current portion	1,167.4	1,168.8
Other non-current liabilities	220.9	222.1
Total liabilities	2,063.9	2,263.3
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value – authorized 300.0 shares; issued 82.9 and 82.2 shares at June 30, 2020 and December 31, 2019, respectively	0.9	0.8
Additional paid-in capital	826.8	824.4
Retained earnings	726.9	771.4
Accumulated other comprehensive income (loss)	(294.8)	(257.5)
Less cost of shares of common stock in treasury – 14.3 and 11.8 shares at June 30, 2020 and December 31, 2019, respectively	(459.4)	(406.8)
Total stockholders’ equity	800.4	932.3
Total liabilities and stockholders’ equity	$2,864.3	$3,195.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Non-controlling Interest	Total
Balance at December 31, 2019	70.4	$0.8	$824.4	$771.4	$(257.5)	$(406.8)	$—	$932.3
Net income (loss)	—	—	—	(24.9)	—	—	—	(24.9)
Other comprehensive income (loss) – net of tax	—	—	—	—	(56.2)	—	—	(56.2)
Issuance of common stock	0.6	0.1	26.4	—	—	—	—	26.5
Compensation under stock-based plans – net	0.1	—	(29.5)	—	—	3.2	—	(26.3)
Dividends	—	—	0.2	(8.6)	—	—	—	(8.4)
Acquisition of treasury stock	(2.5)	—	—	—	—	(54.9)	—	(54.9)
Other	—	—	—	(1.9)	—	—	—	(1.9)
Balance at March 31, 2020	68.6	$0.9	$821.5	$736.0	$(313.7)	$(458.5)	$—	$786.2
Net income (loss)	—	—	—	(9.2)	—	—	—	(9.2)
Other comprehensive income (loss) – net of tax	—	—	—	—	18.9	—	—	18.9
Issuance of common stock	0.1	—	0.6	—	—	—	—	0.6
Compensation under stock-based plans – net	—	—	4.7	—	—	0.1	—	4.8
Acquisition of treasury stock	(0.1)	—	—	—	—	(1.0)	—	(1.0)
Other	—	—	—	0.1	—	—	—	0.1
Balance at June 30, 2020	68.6	$0.9	$826.8	$726.9	$(294.8)	$(459.4)	$—	$800.4

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Non-controlling Interest	Total
Balance at December 31, 2018	69.6	$0.8	$797.3	$749.0	$(284.8)	$(401.8)	$0.5	$861.0
Net income (loss)	—	—	—	(66.6)	—	—	—	(66.6)
Other comprehensive income (loss) – net of tax	—	—	—	—	(2.3)	—	—	(2.3)
Issuance of common stock	0.7	—	21.4	—	—	—	—	21.4
Compensation under stock-based plans – net	0.1	—	(24.7)	—	—	1.7	—	(23.0)
Dividends	—	—	0.1	(8.0)	—	—	—	(7.9)
Acquisition of treasury stock	—	—	—	—	—	(0.3)	—	(0.3)
Balance at March 31, 2019	70.4	$0.8	$794.1	$674.4	$(287.1)	$(400.4)	$0.5	$782.3
Net income (loss)	—	—	—	75.1	—	—	—	75.1
Other comprehensive income (loss) – net of tax	—	—	—	—	(0.2)	—	—	(0.2)
Issuance of common stock	—	—	1.5	—	—	—	—	1.5
Compensation under stock-based plans – net	—	—	11.7	—	—	0.1	—	11.8
Dividends	—	—	0.2	(8.0)	—	—	—	(7.8)
Acquisition of treasury stock	—	—	—	—	—	(2.1)	—	(2.1)
Balance at June 30, 2019	70.4	$0.8	$807.5	$741.5	$(287.3)	$(402.4)	$0.5	$860.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income (loss)	$(34.1)	$8.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23.6	25.8
(Gain) loss on disposition of discontinued operations	5.0	(11.4)
Deferred taxes	1.1	(5.5)
Impairments	0.1	82.1
(Gain) loss on sale of assets	(0.4)	(6.9)
Stock-based compensation expense	11.9	24.2
Inventory and other non-cash charges	16.0	39.6
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	33.6	(66.0)
Inventories	129.0	(4.3)
Trade accounts payable	(148.8)	(124.9)
Other assets and liabilities	(17.7)	(12.3)
Foreign exchange and other operating activities, net	(7.0)	2.8
Net cash provided by (used in) operating activities	12.3	(48.3)
Investing Activities
Capital expenditures	(42.1)	(35.1)
Proceeds from sale of capital assets	1.2	0.6
Proceeds from disposition of investments	—	7.1
Proceeds (payments) from disposition of discontinued operations	6.3	2.2
Net cash provided by (used in) investing activities	(34.6)	(25.2)
Financing Activities
Repayments of debt	(173.0)	(1,037.2)
Proceeds from issuance of debt	170.0	1,170.9
Share repurchases	(55.8)	(2.2)
Dividends paid	(8.4)	(15.7)
Other financing activities, net	(11.7)	(17.9)
Net cash provided by (used in) financing activities	(78.9)	97.9
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(9.0)	(1.9)
Net Increase (Decrease) in Cash and Cash Equivalents	(110.2)	22.5
Cash and Cash Equivalents at Beginning of Period	540.1	372.1
Cash and Cash Equivalents at End of Period	$429.9	$394.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation.  The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. GAAP to be included in full-year financial statements.  The accompanying Condensed Consolidated Balance Sheet as of December 31, 2019 has been derived from audited consolidated financial statements as of that date, but does not include all disclosures required by U.S. GAAP.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for year ended December 31, 2019.

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

As further described in Note D - “Discontinued Operations and Assets and Liabilities Held for Sale”, on July 31, 2019, the Company completed the disposition of its Demag® mobile cranes business (“Demag”) to Tadano Ltd. and certain of its subsidiaries (“Tadano”). During 2019, the Company also exited North American mobile crane product lines manufactured in its Oklahoma City facility. As a result, the Company reported these operations, formerly part of the Cranes segment, in discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (Loss) for all periods presented. Residual assets and liabilities are recorded within Prepaid and other current assets, Other assets, Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet at June 30, 2020 and December 31, 2019. Other operations formerly part of the Cranes segment were reorganized to align with the Company’s new management and reporting structure. The utilities business has been consolidated within Aerial Work Platforms (“AWP”) and the pick and carry, rough terrain and tower cranes businesses have been consolidated within Materials Processing (“MP”). The Company now reports its business in the following segments: (i) AWP and (ii) MP. See Note B - “Business Segment Information” and Note D - “Discontinued Operations and Assets and Liabilities Held for Sale” for further information.

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020.

Cash and cash equivalents include $4.7 million and $4.6 million at June 30, 2020 and December 31, 2019 which were not immediately available for use.  These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Recently Issued Accounting Standards

Accounting Standards Implemented in 2020

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”). ASU 2016-13 sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. Guidance in this standard replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. Subsequently, the FASB issued the following standards related to ASU 2016-13: ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” ASU 2019-05, “Financial Instruments - Credit Losses (Topic 326) Targeted Transition Relief,” ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” and ASU 2020-03, “Codification Improvement to Financial Instruments,” which provided additional guidance and clarity to ASU 2016-13 (collectively, the “Credit Loss Standard”). The Company adopted the Credit Loss Standard on January 1, 2020 using a modified retrospective approach. Adoption did not have a material effect on the Company’s consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. The effective date will be first quarter of fiscal year 2021 and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU were effective upon issuance and may be applied through December 31, 2022. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at invoiced amount and do not bear interest. Allowance for doubtful accounts is the Company’s estimate of current expected credit losses on its existing accounts receivable and determined based on historical customer review, current financial conditions and reasonable and supportable forecasts. The Company reviews its allowance for doubtful accounts at least quarterly. Account balances are charged off against the allowance when the Company determines it is expected the receivable will not be recovered. There can be no assurance that the Company’s estimate of accounts receivable collection will be indicative of future results. The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note M – “Litigation and Contingencies”.

The following table summarizes changes in the consolidated allowance for doubtful accounts (in millions):

Balance as of December 31, 2019	$9.9
Provision for credit losses	2.3
Other adjustments	0.4
Balance as of June 30, 2020	$12.6

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

A liability for estimated warranty claims is accrued at the time of sale.  The current portion of the product warranty liability is included in Other current liabilities and the non-current portion is included in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet.  The liability is established using historical warranty claims experience for each product sold.  Historical claims experience may be adjusted for known design improvements or for impact of unusual product quality issues.  Warranty reserves are reviewed quarterly to ensure critical assumptions are updated for known events that may affect the potential warranty liability.

The following table summarizes changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2019	$47.5
Accruals for warranties issued during the period	14.9
Changes in estimates	10.6
Settlements during the period	(24.1)
Foreign exchange effect/other	0.1
Balance as of June 30, 2020	$49.0

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

The Company identifies its operating segments according to how business activities are managed and evaluated, and has identified three operating segments: Aerials, Utilities and MP. As Aerials and Utilities operating segments share similar economic characteristics, these operating segments are aggregated into one operating segment, AWP. The Company operates in two reportable segments: (i) AWP and (ii) MP.

AWP designs, manufactures, services and markets aerial work platform equipment, utility equipment, telehandlers and light towers as well as their related components and replacement parts. Customers use these products to construct and maintain industrial, commercial, institutional and residential buildings and facilities, for construction and maintenance of utility and telecommunication lines, tree trimming, certain construction and foundation drilling applications, and for other commercial operations, as well as in a wide range of infrastructure projects.

MP designs, manufactures, services and markets materials processing and specialty equipment, including crushers, washing systems, screens, apron feeders, material handlers, pick and carry cranes, rough terrain cranes, tower cranes, wood processing, biomass and recycling equipment, concrete mixer trucks and concrete pavers, conveyors, and their related components and replacement parts. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries, material handling applications, maintenance applications to lift equipment or material, moving materials and equipment on rugged or uneven terrain, lifting construction material and placing material at point of use.

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

Corporate and Other also includes eliminations among the two reportable segments, as well as general and corporate items.

Business segment information is presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales
AWP	$413.9	$870.4	$925.6	$1,598.3
MP	263.6	430.9	579.2	841.4
Corporate and Other / Eliminations	13.0	5.6	19.3	3.8
Total	$690.5	$1,306.9	$1,524.1	$2,443.5
Income (loss) from operations
AWP	$(5.0)	$86.3	$(10.9)	$145.9
MP	23.4	65.3	48.4	124.8
Corporate and Other / Eliminations	(11.0)	(25.6)	(37.2)	(45.0)
Total	$7.4	$126.0	$0.3	$225.7

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

	June 30, 2020	December 31, 2019
Identifiable assets
AWP	$1,754.6	$1,814.4
MP	1,543.3	1,750.9
Corporate and Other / Eliminations	(439.5)	(379.5)
Assets held for sale	5.9	9.8
Total	$2,864.3	$3,195.6

Geographic net sales information is presented below (in millions):

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	AWP	MP	Corporate and Other / Eliminations	Total	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$276.8	$123.8	$19.3	$419.9	$599.3	$187.6	$21.3	$808.2
Western Europe	41.8	70.2	0.1	112.1	128.0	134.2	0.1	262.3
Asia-Pacific	75.4	46.6	1.1	123.1	95.6	71.6	0.6	167.8
Rest of World (1)	19.9	23.0	(7.5)	35.4	47.5	37.5	(16.4)	68.6
Total (2)	$413.9	$263.6	$13.0	$690.5	$870.4	$430.9	$5.6	$1,306.9

(1)  Includes intercompany sales and eliminations.
(2)  Total sales include $384.4 million and $735.2 million for the three months ended June 30, 2020 and 2019, respectively, attributable to the United States, the Company’s country of domicile.

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	AWP	MP	Corporate and Other / Eliminations	Total	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$619.3	$238.2	$33.7	$891.2	$1,036.7	$331.1	$35.2	$1,403.0
Western Europe	130.6	175.9	0.2	306.7	292.5	278.7	0.2	571.4
Asia-Pacific	126.5	105.6	1.3	233.4	175.0	145.3	1.1	321.4
Rest of World (1)	49.2	59.5	(15.9)	92.8	94.1	86.3	(32.7)	147.7
Total (2)	$925.6	$579.2	$19.3	$1,524.1	$1,598.3	$841.4	$3.8	$2,443.5

(1)  Includes intercompany sales and eliminations.
(2)  Total sales include $815.5 million and $1,282.4 million for the six months ended June 30, 2020 and 2019, respectively, attributable to the United States, the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

Product type net sales information is presented below (in millions):

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	AWP	MP	Corporate and Other / Eliminations	Total	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$279.4	$—	$(0.2)	$279.2	$636.0	$—	$0.7	$636.7
Materials Processing Equipment	—	150.8	—	150.8	—	231.6	—	231.6
Specialty Equipment	—	111.9	0.4	112.3	—	197.0	0.7	197.7
Other (1)	134.5	0.9	12.8	148.2	234.4	2.3	4.2	240.9
Total	$413.9	$263.6	$13.0	$690.5	$870.4	$430.9	$5.6	$1,306.9

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	AWP	MP	Corporate and Other / Eliminations	Total	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$626.1	$—	$0.2	$626.3	$1,155.6	$—	$1.6	$1,157.2
Materials Processing Equipment	—	338.9	—	338.9	—	447.6	—	447.6
Specialty Equipment	—	238.2	0.7	238.9	—	389.3	1.8	391.1
Other (1)	299.5	2.1	18.4	320.0	442.7	4.5	0.4	447.6
Total	$925.6	$579.2	$19.3	$1,524.1	$1,598.3	$841.4	$3.8	$2,443.5

(1)  Includes other product types, intercompany sales and eliminations.

NOTE C – INCOME TAXES

During the three months ended June 30, 2020, the Company recognized income tax benefit of $3.0 million on a loss of $6.2 million, an effective tax rate of 48.4%, as compared to income tax expense of $20.3 million on income of $101.9 million, an effective tax rate of 19.9%, for the three months ended June 30, 2019. The higher effective tax rate for the three months ended June 30, 2020 is primarily due to tax benefits from geographic mix and the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), partially offset by increased U.S. tax on foreign income, when compared with the three months ended June 30, 2019.

During the six months ended June 30, 2020, the Company recognized income tax benefit of $3.8 million on a loss of $31.7 million, an effective tax rate of 12.0%, as compared to income tax expense of $38.3 million on income of $177.1 million, an effective tax rate of 21.6%, for the six months ended June 30, 2019. The lower effective tax rate for the six months ended June 30, 2020 is primarily due to increased U.S. tax on foreign income, partially offset by tax benefits from geographic mix and the CARES Act, when compared with the six months ended June 30, 2019.

NOTE D – DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Mobile Cranes Disposal Group

On July 31, 2019, the Company completed the disposition of Demag to Tadano. The Company received approximately $215 million of consideration, as adjusted for estimated amounts of cash, debt, working capital and certain other items. The final consideration will be adjusted based on the actual amounts of cash, debt and working capital. Products divested were Demag® all terrain cranes and large lattice boom crawler cranes. During the six months ended June 30, 2019, the Company recognized a charge of approximately $82 million, net of tax, to write-down Demag to its fair value, less costs to sell. During 2019, the Company also exited North American mobile crane product lines manufactured in its Oklahoma City facility and recognized a gain, net of tax, of $12.8 million related to the sale during the three and six months ended June 30, 2019.

The Company’s actions to sell Demag and cease manufacturing of mobile crane product lines in its Oklahoma City facility represent a significant strategic shift in its business away from mobile cranes as these businesses constituted a significant part of its operations and financial results. The Company believes these actions were necessary to execute its strategy.

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

Income (Loss) from Discontinued Operations

The following amounts related to discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019
Net sales	$0.1	$131.2	$5.5	$257.1
Cost of sales	(0.4)	(122.6)	(5.5)	(262.9)
Selling, general and administrative expenses	(0.9)	(30.6)	(1.4)	(61.6)
Impairment of mobile cranes disposal group	—	4.0	(0.1)	(82.1)
Other income (expense)	(0.1)	(1.4)	(0.1)	(3.7)
Income (loss) from discontinued operations before income taxes	(1.3)	(19.4)	(1.6)	(153.2)
(Provision for) benefit from income taxes	0.3	2.1	0.4	11.5
Income (loss) from discontinued operations – net of tax	$(1.0)	$(17.3)	$(1.2)	$(141.7)

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

The following table provides the amounts of assets and liabilities held for sale in the Condensed Consolidated Balance Sheet (in millions):

	June 30, 2020	December 31, 2019
	Cranes	Cranes
Assets
Cash and cash equivalents	$3.9	$5.0
Trade receivables – net	2.6	3.5
Inventories	2.2	5.3
Prepaid and other current assets	0.3	0.2
Impairment reserve	(3.5)	(4.8)
Included in Prepaid and other current assets	$5.5	$9.2

Property, plant and equipment – net	$0.6	$0.6
Intangible assets	1.7	2.4
Impairment reserve	(2.1)	(2.8)
Other assets	0.2	0.4
Included in Other assets	$0.4	$0.6

Liabilities
Trade accounts payable	$1.3	$4.6
Accruals and other current liabilities	2.0	3.8
Included in Other current liabilities	$3.3	$8.4

Non-current liabilities	$0.9	$1.2
Included in Other non-current liabilities	$0.9	$1.2

The following table provides amounts of cash and cash equivalents presented in the Condensed Consolidated Statement of Cash Flows (in millions):

	June 30, 2020	December 31, 2019
Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$426.0	$535.1
Cash and cash equivalents - held for sale	3.9	5.0
Total cash and cash equivalents	$429.9	$540.1

The following table provides supplemental cash flow information related to discontinued operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019
Non-cash operating items:
Depreciation and amortization	$—	$1.0	$—	$3.2
Impairments	$—	$(4.0)	$0.1	$82.1
Deferred taxes	$0.3	$5.4	$0.3	$2.1
Investing activities:
Capital expenditures	$—	$(1.1)	$—	$(2.7)

Gain (Loss) on Disposition of Discontinued Operations - net of tax (in millions):

	Three Months Ended
	June 30,
	2020	2019
	Cranes	Cranes	Material Handling and Port Solutions	Total

Gain (loss) on disposition of discontinued operations	$(7.2)	$13.7	$—	$13.7
(Provision for) benefit from income taxes	2.2	(0.9)	(2.0)	(2.9)
Gain (loss) on disposition of discontinued operations – net of tax	$(5.0)	$12.8	$(2.0)	$10.8

	Six Months Ended
	June 30,
	2020	2019
	Cranes	Cranes	Material Handling and Port Solutions	Total
Gain (loss) on disposition of discontinued operations	$(7.2)	$13.7	$(1.3)	$12.4
(Provision for) benefit from income taxes	2.2	(0.9)	(0.1)	(1.0)
Gain (loss) on disposition of discontinued operations – net of tax	$(5.0)	$12.8	$(1.4)	$11.4

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income (loss) from continuing operations	$(3.2)	$81.6	$(27.9)	$138.8
Income (loss) from discontinued operations – net of tax	(1.0)	(17.3)	(1.2)	(141.7)
Gain (loss) on disposition of discontinued operations – net of tax	(5.0)	10.8	(5.0)	11.4
Net income (loss)	$(9.2)	$75.1	$(34.1)	$8.5
Basic shares:
Weighted average shares outstanding	69.3	71.2	69.9	70.9
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$(0.05)	$1.14	$(0.40)	$1.96
Income (loss) from discontinued operations – net of tax	(0.01)	(0.24)	(0.02)	(2.00)
Gain (loss) on disposition of discontinued operations – net of tax	(0.07)	0.15	(0.07)	0.16
Net income (loss)	$(0.13)	$1.05	$(0.49)	$0.12
Diluted shares:
Weighted average shares outstanding – basic	69.3	71.2	69.9	70.9
Effect of dilutive securities:
Restricted stock awards	—	0.5	—	0.9
Diluted weighted average shares outstanding	69.3	71.7	69.9	71.8
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$(0.05)	$1.14	$(0.40)	$1.93
Income (loss) from discontinued operations – net of tax	(0.01)	(0.24)	(0.02)	(1.97)
Gain (loss) on disposition of discontinued operations – net of tax	(0.07)	0.15	(0.07)	0.16
Net income (loss)	$(0.13)	$1.05	$(0.49)	$0.12

Non-vested restricted stock awards granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average restricted stock awards of approximately 2.0 million and 1.2 million were outstanding during the three months ended June 30, 2020 and 2019, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. Weighted average restricted stock awards of approximately 2.0 million and 0.9 million were outstanding during the six months ended June 30, 2020 and 2019, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.

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

The Company primarily conducts on-book business in the U.S., with limited business in China, Brazil, Austria and the Netherlands. The Company does business with various types of customers consisting of rental houses, end user customers and Terex equipment dealers.

The Company’s net finance receivable balances include both sales-type leases and commercial loans. Finance receivables that management intends to hold until maturity are stated at their outstanding unpaid principal balances, net of an allowance for loan losses as well as any deferred fees and costs. Finance receivables originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, on an individual asset basis. During the three and six months ended June 30, 2020, the Company transferred finance receivables of $19.5 million and $52.6 million, respectively, to third-party financial institutions, which qualified for sales treatment under ASC 860. During the three and six months ended June 30, 2019, the Company transferred finance receivables of $75.3 million and $118.5 million, respectively, to third-party financial institutions, which qualified for sales treatment under ASC 860. At June 30, 2020 and December 31, 2019, the Company had $16.0 million and $17.6 million, respectively, of held for sale finance receivables recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheet.

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

Finance receivables, net consisted of the following (in millions):

	June 30, 2020	December 31, 2019
Commercial loans	$130.6	$145.7
Sales-type leases	17.6	20.5
Total finance receivables, gross	148.2	166.2
Allowance for credit losses	(14.4)	(11.0)
Total finance receivables, net	$133.8	$155.2

Approximately $47 million and $52 million of finance receivables are recorded in Prepaid and other current assets at June 30, 2020 and December 31, 2019, respectively. Approximately $87 million and $103 million are recorded in Other assets in the Condensed Consolidated Balance Sheet at June 30, 2020 and December 31, 2019, respectively.

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

The following table presents an analysis of the allowance for credit losses (in millions):

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$14.3	$0.5	$14.8	$11.4	$1.2	$12.6
Provision for credit losses	(0.7)	—	(0.7)	0.3	—	0.3
Charge offs	(0.2)	—	(0.2)	(0.8)	—	(0.8)
Recoveries	0.5	—	0.5	—	—	—
Balance, end of period	$13.9	$0.5	$14.4	$10.9	$1.2	$12.1

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$10.5	$0.5	$11.0	$4.0	$1.5	$5.5
Provision for credit losses	3.2	—	3.2	7.7	(0.3)	7.4
Charge offs	(0.4)	—	(0.4)	(0.8)	—	(0.8)
Recoveries	0.6	—	0.6	—	—	—
Balance, end of period	$13.9	$0.5	$14.4	$10.9	$1.2	$12.1

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

The following table presents individually impaired finance receivables (in millions):

	June 30, 2020			June 30, 2019			December 31, 2019
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Recorded investment	$22.8	$—	$22.8	$8.2	$—	$8.2	$7.8	$—	$7.8
Related allowance	11.5	—	11.5	8.0	—	8.0	7.8	—	7.8
Average recorded investment	16.4	—	16.4	7.3	—	7.3	7.5	—	7.5

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in millions):

	June 30, 2020			December 31, 2019
Allowance for credit losses, ending balance:	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Individually evaluated for impairment	$11.5	$—	$11.5	$7.8	$—	$7.8
Collectively evaluated for impairment	2.4	0.5	2.9	2.7	0.5	3.2
Total allowance for credit losses	$13.9	$0.5	$14.4	$10.5	$0.5	$11.0

Finance receivables, ending balance:
Individually evaluated for impairment	$22.8	$—	$22.8	$7.8	$—	$7.8
Collectively evaluated for impairment	107.8	17.6	125.4	137.9	20.5	158.4
Total finance receivables	$130.6	$17.6	$148.2	$145.7	$20.5	$166.2

Accounts are considered delinquent when the billed periodic payments of the finance receivables exceed 30 days past the due date.

The following tables present analysis of aging of recorded investment in finance receivables (in millions):

	June 30, 2020
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$117.1	$3.0	$0.8	$9.7	$13.5	$130.6
Sales-type leases	17.4	—	—	0.2	0.2	17.6
Total finance receivables	$134.5	$3.0	$0.8	$9.9	$13.7	$148.2

	December 31, 2019
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$135.1	$2.4	$0.1	$8.1	$10.6	$145.7
Sales-type leases	20.2	—	0.3	—	0.3	20.5
Total finance receivables	$155.3	$2.4	$0.4	$8.1	$10.9	$166.2

Commercial loans in the amount of $26.9 million and $27.1 million were on non-accrual status as of June 30, 2020 and December 31, 2019, respectively. Sales-type leases in the amount of $2.5 million and $0.3 million were on non-accrual status at June 30, 2020 and December 31, 2019, respectively.

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

The following table presents finance receivables by risk rating and year of origination as of June 30, 2020 (in millions):

Rating	2020	2019	2018	2017	2016	Prior	Total
Superior	$1.2	$0.1	$—	$—	$—	$—	$1.3
Above Average	6.5	2.4	2.6	—	—	1.4	12.9
Average	9.5	30.3	32.8	4.2	—	—	76.8
Below Average	2.2	18.1	21.9	2.0	4.5	0.1	48.8
Sub Standard	—	7.8	0.6	—	—	—	8.4
Total	$19.4	$58.7	$57.9	$6.2	$4.5	$1.5	$148.2

The following table present finance receivables by risk rating and year of origination as of December 31, 2019 (in millions):

Rating	2019	2018	2017	2016	2015	Prior	Total
Superior	$1.7	$—	$—	$—	$—	$—	$1.7
Above Average	12.6	3.0	—	—	1.7	—	17.3
Average	20.8	17.1	3.4	0.7	0.1	—	42.1
Below Average	44.6	43.1	4.6	3.9	—	—	96.2
Sub Standard	7.7	1.1	—	—	0.1	—	8.9
Total	$87.4	$64.3	$8.0	$4.6	$1.9	$—	$166.2

The Company believes the finance receivables retained, net of allowance for credit losses, are collectible.

NOTE G – INVENTORIES

Inventories consist of the following (in millions):

	June 30, 2020	December 31, 2019
Finished equipment	$282.5	$408.1
Replacement parts	154.2	160.8
Work-in-process	68.2	78.7
Raw materials and supplies	194.9	200.1
Inventories	$699.8	$847.7

Reserves for lower of cost or net realizable value and excess and obsolete inventory were $59.9 million and $53.2 million at June 30, 2020 and December 31, 2019, respectively.

NOTE H – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	June 30, 2020	December 31, 2019
Property	$40.3	$40.9
Plant	165.8	168.1
Equipment	363.8	358.3
Leasehold improvements	57.1	55.8
Construction in progress	119.9	101.1
Property, plant and equipment – gross	746.9	724.2
Less: Accumulated depreciation	(346.1)	(334.8)
Property, plant and equipment – net	$400.8	$389.4

NOTE I – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	MP	Total
Balance at December 31, 2019, gross	$139.3	$192.4	$331.7
Accumulated impairment	(38.6)	(23.2)	(61.8)
Balance at December 31, 2019, net	100.7	169.2	269.9
Foreign exchange effect and other	(0.6)	(8.1)	(8.7)
Balance at June 30, 2020, gross	138.7	184.3	323.0
Accumulated impairment	(38.6)	(23.2)	(61.8)
Balance at June 30, 2020, net	$100.1	$161.1	$261.2

Intangible assets, net were comprised of the following (in millions):

		June 30, 2020			December 31, 2019
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$9.4	$(8.9)	$0.5	$9.4	$(8.8)	$0.6
Customer Relationships	22	25.6	(23.2)	2.4	25.6	(22.8)	2.8
Land Use Rights	81	4.2	(0.7)	3.5	4.3	(0.7)	3.6
Other	8	25.1	(22.7)	2.4	25.1	(22.4)	2.7
Total definite-lived intangible assets		$64.3	$(55.5)	$8.8	$64.4	$(54.7)	$9.7

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Aggregate Amortization Expense	$0.5	$0.5	$0.9	$0.9

Estimated aggregate intangible asset amortization expense (in millions) for each of the next five years is as follows:

2020	$1.4
2021	$1.3
2022	$1.3
2023	$0.8
2024	$0.6

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

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with changing currency exchange rates.  Primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar. Foreign currency exchange contracts designated as cash flow hedges are used to manage variability of future cash flows associated with recognized assets or liabilities and forecasted transactions. Certain foreign exchange contracts not designated as hedging instruments are used to mitigate its exposure to changes in foreign currency exchange rates on recognized assets and liabilities. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Foreign exchange contracts outstanding at June 30, 2020 mature on or before June 30, 2021.

At June 30, 2020 and December 31, 2019, the Company had $35.6 million and $233.0 million notional amount, respectively, of foreign exchange contracts outstanding that were designated as cash flow hedge contracts. For effective hedging instruments, unrealized gains and losses associated with foreign exchange contracts are deferred as a component of Accumulated other comprehensive income (loss) (“AOCI”) until the underlying hedged transactions settle and are reclassified to Cost of goods sold (“COGS”) in the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss).

The Company had $57.9 million and $121.2 million notional amount of foreign exchange contracts outstanding that were not designated as hedging instruments at June 30, 2020 and December 31, 2019, respectively.  The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments were offset by changes in the underlying hedged items, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments were recognized as gains or losses in COGS and Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

Other

Other derivatives designated as cash flow hedging instruments include interest rate caps and commodity swaps with outstanding notional amounts of $300.0 million and $18.5 million at June 30, 2020. Commodity swaps outstanding at June 30, 2020 mature on or before August 31, 2021. There were no interest rate caps or cross currency swaps designated as cash flow hedging instruments outstanding at December 31, 2019. The outstanding notional amount of commodity swaps was $7.0 million at December 31, 2019. The Company uses interest rate caps to mitigate its exposure to changes in interest rates related to variable debt, cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates and commodity swaps to mitigate price risk for hot rolled coil steel. Fair values of interest rate caps and cross currency swaps are based on the present value of future cash payments and receipts. Fair values of commodity swaps are based on observable market data for similar assets and liabilities. Changes in the fair value of interest rate caps, cross currency swaps and commodity swaps are deferred in AOCI. Gains or losses on interest rate caps are reclassified to Interest expense in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the underlying hedged transactions occur. Gains or losses on cross currency swaps are reclassified to Other income (expense) - net in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the underlying hedged item is re-measured. Gains or losses on commodity swaps are reclassified to COGS in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the hedged transaction affects earnings.

Other derivatives designated as net investment hedging instruments include cross currency swaps with outstanding notional amounts of $112.3 million at June 30, 2020. There were no cross currency swaps designated as net investment hedging instruments outstanding at December 31, 2019. The Company uses these cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates related to a net investment in a Euro-denominated functional currency subsidiary. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Changes in the fair value of cross currency swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Selling, general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the net investment is liquidated.

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

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

		June 30, 2020		December 31, 2019
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$0.2	$0.4	$4.1	$—
Cross currency swaps - net investment hedge	Other current assets	0.1	—	—	—
Debt conversion feature	Other assets	—	0.1	—	—
Foreign exchange contracts	Other current liabilities	(0.5)	(0.2)	(3.9)	—
Cross currency swaps - net investment hedge	Other current liabilities	(0.2)	—	—	—
Interest rate caps	Other current liabilities	(1.1)	—	—	—
Commodity swaps	Other current liabilities	(1.4)	—	—	—
Cross currency swaps - net investment hedge	Other non-current liabilities	(2.6)	—	—	—
Commodity swaps	Other non-current liabilities	(0.2)	—	—	—
Interest rate caps	Other non-current liabilities	(2.4)	—	—	—
Net derivative asset (liability)		$(8.1)	$0.3	$0.2	$—
(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income (Loss)
Instrument	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Income Statement Account	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Foreign exchange contracts	$0.4	$(0.7)	Cost of goods sold	$(1.0)	$(2.4)
Commodity swaps	0.6	(0.8)	Cost of goods sold	(0.7)	(1.8)
Cross currency swaps - net investment hedge	(2.0)	(2.2)	Selling, general and administrative expenses	—	—
Interest rate caps	(1.1)	(2.6)	Interest expense	0.2	0.2
Total	$(2.1)	$(6.3)	Total	$(1.5)	$(4.0)

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income (Loss)
Instrument	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Income Statement Account	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Foreign exchange contracts	$1.7	$0.5	Cost of goods sold	$(0.5)	$(2.4)
Commodity swaps	(0.2)	(0.3)	Cost of goods sold	(0.7)	(1.0)
Cross currency swaps - cash flow hedge	0.5	0.7	Other income (expense) - net	(0.6)	0.4
Total	$2.0	$0.9	Total	$(1.8)	$(3.0)

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold		Interest Expense
	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Income Statement Accounts in which effects of cash flow hedges are recorded	$(583.4)	$(1,280.3)	$(16.5)	$(34.2)
Gain (loss) reclassified from AOCI into Income (loss):
Foreign exchange contracts	(1.0)	(2.4)	—	—
Commodity swaps	(0.7)	(1.8)	—	—
Interest rate caps	—	—	0.2	0.2
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	0.1	0.1
Total	$(1.7)	$(4.2)	$0.3	$0.3

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold		Other income (expense) - net
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Income Statement Accounts in which effects of cash flow hedges are recorded	$(1,035.1)	$(1,933.9)	$(1.3)	$(4.5)
Gain (loss) reclassified from AOCI into Income (loss):
Foreign exchange contracts	(0.5)	(2.4)	—	—
Commodity swaps	(0.7)	(1.0)	—	—
Cross currency swaps - cash flow hedge	—	—	(0.6)	0.4
Total	$(1.2)	$(3.4)	$(0.6)	$0.4

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives outstanding at the end of the period in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

		Gain (Loss) Recognized in Income (Loss)
Instrument	Income Statement Account	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Foreign exchange contracts	Cost of goods sold	$0.1	$(0.3)	$—	$—
Foreign exchange contracts	Other income (expense) – net	0.3	0.2	0.5	(0.3)
Debt conversion feature	Other income (expense) – net	0.1	0.1	(0.7)	(0.3)
	Total	$0.5	$—	$(0.2)	$(0.6)

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

See Note N - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within unrealized net gains (losses) included in AOCI as of June 30, 2020, it is estimated that $3.1 million of losses are expected to be reclassified into earnings in the next twelve months.

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

Amendment No. 4 waived compliance with the Interest Coverage Ratio and Senior Secured Leverage Ratio through December 31, 2020, replacing them with a sliding scale minimum liquidity requirement, $100 million at June 30 and September 30, 2020 and $150 million at December 31, 2020. Maximum levels of the Senior Secured Leverage Ratio will be 3.75 to 1.0 at March 31, 2021, 3.25 to 1.0 at June 30, 2021 and 2.75 to 1.0 at September 30, 2021 and thereafter. In addition Amendment No. 4 prohibits share repurchases and dividends, contains anti-cash hoarding provisions and additional financial reporting provisions until December 31, 2020. Amendment No. 4 also increased the interest rate on the Revolver by 25 basis points until December 31, 2021. The Company, at its sole option, has the ability to revert to original financial covenants and Revolver pricing. The Company was in compliance with all covenants contained in the 2017 Credit Agreement as of June 30, 2020.

As of June 30, 2020 and December 31, 2019, the Company had $582.7 million and $585.5 million, net of discount, respectively, in Term Loans outstanding under the 2017 Credit Agreement. The weighted average interest rate on the Term Loans at June 30, 2020 and December 31, 2019 was 3.00% and 4.10%, respectively. The Company had no revolving credit amounts outstanding as of June 30, 2020 and December 31, 2019.

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

Letters of credit outstanding (in millions):

	June 30, 2020	December 31, 2019
$400 Million Facility	$—	$—
$300 Million Facility	34.9	34.8
Bilateral Arrangements	47.3	45.3
Total	$82.2	$80.1

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

Fair Value of Debt

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values (“FV”) of its debt set forth below as of June 30, 2020, as follows (in millions, except for quotes):

	Book Value	Quote	FV
5-5/8% Notes	$600.0	$0.92500	$555
2017 Credit Agreement Original Term Loan (net of discount)	$385.9	$0.96000	$370
2017 Credit Agreement 2019 Term Loan (net of discount)	$196.8	$0.97000	$191

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

NOTE L – RETIREMENT PLANS AND OTHER BENEFITS

The Company maintains defined benefit plans in France, Germany, India, Switzerland and the United Kingdom for some of its subsidiaries, as well as a nonqualified Supplemental Executive Retirement Plan (“U.S. SERP”) in the United States. In Italy, there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination. The Company has several non-pension post-retirement benefit programs, including health and life insurance benefits to certain former salaried and hourly employees. Information regarding the Company’s plans, including the U.S. SERP, is as follows (in millions):

	Three Months Ended June 30,						Six Months Ended June 30,
	2020			2019			2020			2019
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$—	$0.3	$—	$0.1	$0.3	$—	$—	$0.6	$—	$0.1	$0.7	$—
Interest cost	0.4	0.6	0.1	0.4	0.9	0.1	0.7	1.3	0.1	0.8	1.8	0.1
Expected return on plan assets	—	(1.3)	—	—	(1.2)	—	—	(2.6)	—	—	(2.4)	—
Amortization of actuarial (gain) loss	—	0.5	—	(0.2)	0.4	—	—	1.0	—	(0.3)	0.8	—
Net periodic cost	$0.4	$0.1	$0.1	$0.3	$0.4	$0.1	$0.7	$0.3	$0.1	$0.6	$0.9	$0.1

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

For credit guarantees outstanding as of June 30, 2020 and December 31, 2019, the maximum exposure determined at inception was $94.3 million and $78.4 million, respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

NOTE N – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three and six months ended June 30, 2020 and 2019. All amounts are net of tax (in millions).

	Three Months Ended June 30, 2020					Three Months Ended June 30, 2019
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(263.0)	$(5.0)	$2.4	$(48.1)	$(313.7)	$(227.7)	$(5.5)	$1.6	$(55.5)	$(287.1)
Other comprehensive income (loss) before reclassifications	19.5	(3.6)	1.2	(0.1)	17.0	(4.0)	0.6	0.5	0.7	(2.2)
Amounts reclassified from AOCI	—	1.5	—	0.4	1.9	—	1.4	—	0.6	2.0
Net other comprehensive income (loss)	19.5	(2.1)	1.2	0.3	18.9	(4.0)	2.0	0.5	1.3	(0.2)
Ending balance	$(243.5)	$(7.1)	$3.6	$(47.8)	$(294.8)	$(231.7)	$(3.5)	$2.1	$(54.2)	$(287.3)

	Six Months Ended June 30, 2020					Six Months Ended June 30, 2019
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(208.2)	$(0.8)	$2.6	$(51.1)	$(257.5)	$(225.6)	$(4.4)	$0.8	$(55.6)	$(284.8)
Other comprehensive income (loss) before reclassifications	(35.3)	(9.9)	1.0	2.5	(41.7)	(6.1)	(2.2)	1.3	0.2	(6.8)
Amounts reclassified from AOCI	—	3.6	—	0.8	4.4	—	3.1	—	1.2	4.3
Net other comprehensive income (loss)	(35.3)	(6.3)	1.0	3.3	(37.3)	(6.1)	0.9	1.3	1.4	(2.5)
Ending balance	$(243.5)	$(7.1)	$3.6	$(47.8)	$(294.8)	$(231.7)	$(3.5)	$2.1	$(54.2)	$(287.3)

Stock-Based Compensation

During the six months ended June 30, 2020, the Company awarded 1.4 million shares of restricted stock to its employees with a weighted average grant date fair value of $22.40 per share.  Approximately 58% of these awards are time-based and vest ratably on each of the first three anniversary dates. Approximately 28% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 14% cliff vest and are based on performance targets containing a market condition determined over a three-year period.

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

Share Repurchases and Dividends

In July 2018, Terex’s Board of Directors authorized the Company to repurchase up to an additional $300 million of the Company’s outstanding shares of common stock, of which approximately $105 million was utilized prior to January 1, 2020. During the six months ended June 30, 2020, the Company repurchased 2.5 million shares for $54.6 million under this program. During the six months ended June 30, 2019, the Company did not repurchase shares under this program. In the first quarter of 2020, Terex’s Board of Directors declared a dividend of $0.12, which was paid to the Company’s shareholders. In April 2020, the Company announced that it has suspended further share repurchases and dividend payments for the remainder of 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a global manufacturer of aerial work platforms and materials processing machinery. We design, build and support products used in construction, maintenance, manufacturing, energy, minerals and materials management applications. Our products are manufactured in North and South America, Europe, Australia and Asia and sold worldwide. We engage with customers through all stages of the product life cycle, from initial specification and financing to parts and service support. We report our business in the following segments: (i) Aerial Work Platforms (“AWP”) and (ii) Materials Processing (“MP”).

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

Overview

While the COVID-19 pandemic continued in the second quarter, global economic activity has stabilized and begun to gradually recover but remains below pre-COVID 19 levels. In response to the ongoing pandemic, we swiftly implemented safety, financial and cost reduction actions.

Safety is and will remain the top priority of the Company. We continue to vigilantly follow the necessary COVID-19 safety protocols to protect the health and safety of our team members and their families, while safely serving our customers. Globally, very few of our team members have been affected by COVID-19. The fact that we've had a relatively low number of cases among our workforce reflects our Zero Harm Safety culture of Think Safe – Work Safe – Home Safe. After suspending production in most of our manufacturing facilities around the world in March 2020, we resumed manufacturing in all our plants globally in phases beginning in late April 2020 and increasing in May and June 2020. The resumption was accomplished with rigorous focus on safety protocols to prevent the spread of COVID-19. The continuing vigilance of our team both inside and outside of work and the success of the COVID safety measures we implemented early on is doing a good job of protecting our team.

After safety, our top priority is our liquidity. As of June 30, 2020, we had approximately $1 billion in available liquidity. We have taken numerous actions so that we can maintain strong liquidity levels going forward. We amended our credit agreement to provide us with additional flexibility to manage the Company during these challenging times. It is important that all of Terex’s stakeholders, including customers, suppliers, team members and credit and equity investors have confidence that we have the operational and financial strength to manage successfully through this period of uncertainty. We believe our liquidity continues to be sufficient to meet our business plans. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

In the second quarter, we made good progress in lowering our costs. Specifically, we reduced our SG&A costs by $46.1 million, which was down 32% year-over-year, driven by furloughs, team member salary reductions, and deferral of merit increases. Due to reduced levels of demand, during April 2020 we also permanently reduced our workforce levels to align with production levels. We are continuing to closely partner with suppliers to limit the incoming supply of materials, receiving only what is needed to support current production schedules and avoid significant supply chain disruptions. Given the economic and industry uncertainty posed by the pandemic, we also reduced our 2020 capital spending by 35%, although we continue to invest in growth as demonstrated by our new Utilities manufacturing facility and continuing to expand our Changzhou, China facility.

We are committed to transitioning our “Focus, Simplify, Execute to Win” strategy to its next phase of “Execute, Innovate, Grow.” We are focused with urgency on executing the steps we need to ensure an appropriate level of cash flow and profitability for Terex. We will continue to innovate in our products and technology. We are emphasizing execution driving innovation and growth, specifically focused on profitable growth.

Operationally, MP had another solid quarter, achieving 9% operating margins, despite challenging markets. However, weakness in AWP’s aerials business offset MP’s positive operating performance.

Our AWP segment’s second quarter 2020 net sales were down 52% from the prior year period driven by continued challenging global markets. End markets in the U.S. and Europe remain significantly below last year’s levels. We continued to aggressively manage production levels by reducing or stopping our production where appropriate to ensure we were not building excess inventory. Our Changzhou, China facility ramped up production over the course of the second quarter to pre-COVID levels. Overall, the Utilities market stabilized in the quarter but remained soft in certain customer segments. AWP’s lower operating margin in the quarter was driven by lower sales volume. The backlog for AWP was down 32% from the prior year period and was significantly impacted by customer booking changes of approximately $100 million. However, most of these orders are expected to be rebooked and shipped in the second half of 2020.

Our MP segment’s second quarter 2020 net sales were down 39% from the prior year period driven by cautious customer sentiment delaying capital purchases of crushing and screening equipment, material handlers and environmental equipment. The strong financial performance of the MP segment, relative to market conditions, to achieve an operating margin of 9% demonstrates our MP team is extremely focused on their cost structure. Another positive development was MP’s bookings stabilizing and increasing throughout the second quarter, which gives us optimism heading into the second half of the year.

We generated positive free cash flow of approximately $71 million in the second quarter. We achieved this by reducing net working capital by $180 million or over 20% in the quarter, reflecting great teamwork by our supply chain, commercial and financial teams. Our continuing operations free cash flow benefited from our producing below retail demand. As a result of the COVID-19 impact on commercial demand, we continue to aggressively manage manufacturing production, especially within our AWP segment, which further benefited our second quarter free cash flow. We expect to continue to deliver positive free cash flow performance during the second-half of 2020 as net working capital is expected to be a source of cash in the second half of 2020 with production being closely aligned with customer demand.

In the second quarter of 2020, our largest market remained North America, which represented approximately 61% of our global sales in continuing operations. As compared to the prior year period, our sales were down double digits in every major geography.

Based on the Company’s current expectations of the markets for the remainder of 2020, the Company anticipates sales in the second half of 2020 to be similar to the first half of the year. Although the full severity and duration of the global pandemic is unknown, it is anticipated that our operating results will continue to be impacted. See Part II, Item 1A. – “Risk Factors” for a detailed description of the risks resulting from COVID-19.

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

Terex management and Board of Directors use ROIC as one measure to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Terex Corporation stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at June 30, 2020 was 6.9%.

Amounts described below are reported in millions of U.S. dollars, except for the annualized effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Jun '20	Mar '20	Dec '19	Sep '19	Jun' 19
Annualized effective tax rate, as adjusted	19.8%	19.8%	15.6%	15.6%
Income (loss) from operations as adjusted	$4.0	$(4.5)	$35.3	$86.2
Multiplied by: 1 minus annualized effective tax rate	80.2%	80.2%	84.4%	84.4%
Adjusted net operating income (loss) after tax	$3.2	$(3.6)	$29.8	$72.8
Debt as adjusted	$1,174.5	$1,345.1	$1,175.7	$1,175.6	$1,351.9
Less: Cash and cash equivalents as adjusted	(429.9)	(515.0)	(540.1)	(475.5)	(394.6)
Debt less Cash and cash equivalents as adjusted	744.6	830.1	635.6	700.1	957.3
Total Terex Corporation stockholders’ equity as adjusted	687.1	657.5	797.5	715.1	686.0
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$1,431.7	$1,487.6	$1,433.1	$1,415.2	$1,643.3

June 30, 2020 ROIC	6.9%
NOPAT as adjusted (last 4 quarters)	$102.2
Average Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted (5 quarters)	$1,482.2

	Three months ended 6/30/20	Three months ended 3/31/20	Three months ended 12/31/19	Three months ended 9/30/19
Reconciliation of income (loss) from operations:
Income (loss) from operations, as reported	$7.4	$(7.1)	$22.9	$86.4
Adjustments:
Deal related	—	—	—	(0.9)
Restructuring and related	—	—	9.8	2.2
Transformation	—	—	3.4	2.2
Other	—	—	0.2	—
(Income) loss from TFS	(3.4)	2.6	(1.0)	(3.7)
Income (loss) from operations as adjusted	$4.0	$(4.5)	$35.3	$86.2

	As of 6/30/20	As of 3/31/20	As of 12/31/19	As of 9/30/19	As of 6/30/19
Reconciliation of Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$426.0	$511.3	$535.1	$470.6	$367.5
Cash and cash equivalents - assets held for sale	3.9	3.7	5.0	4.9	27.1
Cash and cash equivalents, as adjusted	$429.9	$515.0	$540.1	$475.5	$394.6

Reconciliation of Debt:
Debt - continuing operations	$1,174.5	$1,345.1	$1,175.7	$1,175.6	$1,347.7
Debt - liabilities held for sale	—	—	—	—	4.2
Debt, as adjusted	$1,174.5	$1,345.1	$1,175.7	$1,175.6	$1,351.9

Reconciliation of Terex Corporation stockholders’ equity:
Terex Corporation stockholders’ equity as reported	$800.4	$786.2	$932.3	$866.3	$860.1
TFS Assets	(131.9)	(150.0)	(154.0)	(159.0)	(180.2)
Effects of adjustments, net of tax:
Deal related	(7.8)	(7.8)	(7.8)	(7.8)	(7.3)
Restructuring and related	21.5	21.5	21.5	13.2	9.7
Transformation	9.6	9.6	9.6	6.7	4.5
Other	3.0	3.0	3.0	2.0	2.4
(Income) loss from TFS	(7.7)	(5.0)	(7.1)	(6.3)	(3.2)
Terex Corporation stockholders’ equity as adjusted	$687.1	$657.5	$797.5	$715.1	$686.0

Six Months Ended June 30, 2020	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$(31.7)	$3.8	12.0%
Effect of adjustments:
Tax related	—	2.5
As adjusted	$(31.7)	$6.3	19.8%

Year Ended December 31, 2019	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$247.5	$(37.8)	15.3%
Effect of adjustments:
Deal related	(7.5)	0.2
Restructuring and related	22.4	(4.7)
Transformation	13.7	(2.8)
Other	0.6	(0.1)
Tax related	—	2.0
As adjusted	$276.7	$(43.2)	15.6%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

Consolidated

	Three Months Ended June 30,
	2020		2019
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$690.5	—	$1,306.9	—	(47.2)%
Gross profit	$107.1	15.5%	$271.8	20.8%	(60.6)%
SG&A	$99.7	14.4%	$145.8	11.2%	(31.6)%
Income (loss) from operations	$7.4	1.1%	$126.0	9.6%	(94.1)%

Net sales for the three months ended June 30, 2020 decreased $616.4 million when compared to the same period in 2019.  The decrease in net sales was primarily due to lower demand for aerial work platforms and telehandlers in our AWP segment and materials processing equipment, material handlers, cranes and concrete mixer trucks in our MP segment primarily as a result of COVID-19 adversely affecting our customers’ sentiment and spending, leading to a downturn in our markets.

Gross profit for the three months ended June 30, 2020 decreased $164.7 million when compared to the same period in 2019. The decrease was primarily due to lower sales and temporary manufacturing shutdowns as a result of the impact of COVID-19.

SG&A costs for the three months ended June 30, 2020 decreased $46.1 million when compared to the same period in 2019.  The decrease was primarily due to cost control measures, including workforce furloughs, salary reductions and reduced discretionary spending, taken across all areas of our business to mitigate the negative impact of COVID-19.

Income from operations for the three months ended June 30, 2020 decreased $118.6 million when compared to the same period in 2019.  The decrease was primarily due to the negative impact of COVID-19 on our businesses, partially offset by lower selling, general and administrative expenses.

Aerial Work Platforms

	Three Months Ended June 30,
	2020		2019
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$413.9	—	$870.4	—	(52.4)%
Income (loss) from operations	$(5.0)	(1.2)%	$86.3	9.9%	(105.8)%

Net sales for the AWP segment for the three months ended June 30, 2020 decreased $456.5 million when compared to the same period in 2019 primarily due to lower demand for aerial work platforms in all major geographies and telehandlers in North America as a result of COVID-19 adversely affecting our customers’ sentiment and spending, leading to a downturn in our markets.

Income (loss) from operations for the three months ended June 30, 2020 decreased $91.3 million when compared to the same period in 2019 primarily due to lower sales volume and temporary manufacturing shutdowns as a result of the impact of COVID-19, partially offset by reduced spending for selling, general and administrative expenses.

Materials Processing

	Three Months Ended June 30,
	2020		2019
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$263.6	—	$430.9	—	(38.8)%
Income (loss) from operations	$23.4	8.9%	$65.3	15.2%	(64.2)%

Net sales for the MP segment for the three months ended June 30, 2020 decreased $167.3 million when compared to the same period in 2019 primarily due to decreased demand for materials processing equipment in all major geographies, material handlers in Western Europe, cranes and concrete mixer trucks as a result of COVID-19 adversely affecting our customers’ sentiment and spending, leading to a downturn in our markets.

Income from operations for the three months ended June 30, 2020 decreased $41.9 million when compared to the same period in 2019 primarily due to lower sales volume and temporary manufacturing shutdowns as a result of the impact of COVID-19, partially offset by reduced spending for selling, general and administrative expenses.

Corporate and Other / Eliminations

	Three Months Ended June 30,
	2020		2019
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$13.0	—	$5.6	—	*
Income (loss) from operations	$(11.0)	*	$(25.6)	*	57.0%
* - Not a meaningful percentage

Net sales include on-book financing activities of TFS and elimination of intercompany sales activity among segments. The net sales increase is primarily attributable to lower intercompany sales eliminations.

Loss from operations for the three months ended June 30, 2020 decreased $14.6 million when compared to the same period in 2019. The decrease in operating loss is primarily due to lower general and administrative spending and reduced personnel expense due to temporary furloughs related to COVID-19, partially offset by the gain on sale of an investment in 2019 and change in allocation of corporate costs.

Interest Expense, Net of Interest Income

During the three months ended June 30, 2020, our interest expense, net of interest income, was $15.7 million, or $7.1 million lower than the same period in the prior year due to a decrease in average borrowings and lower rates.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended June 30, 2020 was income of $2.1 million, or a $3.4 million increase when compared to the same period in the prior year. The increase was due primarily to mark-to-market gains recorded on an equity investment in the current year period compared to losses recorded in the prior year period.

Income Taxes

During the three months ended June 30, 2020, we recognized income tax benefit of $3.0 million on loss of $6.2 million, an effective tax rate of 48.4%, as compared to income tax expense of $20.3 million on income of $101.9 million, an effective tax rate of 19.9%, for the three months ended June 30, 2019.  The higher effective tax rate for the three months ended June 30, 2020 is primarily due to tax benefits from geographic mix and the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), partially offset by increased U.S. tax on foreign income, when compared with the three months ended June 30, 2019.

Income (Loss) from Discontinued Operations - net of taxes

Loss from discontinued operations - net of tax for the three months ended June 30, 2020 was $1.0 million compared to loss from discontinued operations - net of tax of $17.3 million for the same period in the prior year, a reduction of $16.3 million. The loss in the prior year was primarily due to the negative performance of our mobile cranes business in the 2019 period, partially offset by a reversal of a pre-tax charge of approximately $4 million ($4 million after-tax) to write-down the mobile cranes disposal group to fair value, less costs to sell.

Gain (Loss) on Disposition of Discontinued Operations - net of taxes

During the three months ended June 30, 2020, we recognized a loss on disposition of discontinued operations - net of tax of $5.0 million primarily related to a loss on the sale of Demag. During the three months ended June 30, 2019, we recognized a gain on disposition of discontinued operations - net of tax of $10.8 million primarily related to the sale of our boom truck, truck crane and crossover product lines and related inventory previously manufactured in our Oklahoma City facility and included in our Cranes segment.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

Consolidated

	Six Months Ended June 30,
	2020		2019
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,524.1	—	$2,443.5	—	(37.6)%
Gross profit	$243.8	16.0%	$509.6	20.9%	(52.2)%
SG&A	$243.5	16.0%	$283.9	11.6%	(14.2)%
Income (loss) from operations	$0.3	—%	$225.7	9.2%	(99.9)%

Net sales for the six months ended June 30, 2020 decreased $919.4 million when compared to the same period in 2019.  The decrease in net sales was primarily due to lower demand for aerial work platforms and telehandlers in our AWP segment and materials processing equipment, material handlers, cranes and concrete mixer trucks in our MP segment primarily as a result of COVID-19 adversely affecting our customers’ sentiment and spending, leading to a downturn in our markets.

Gross profit for the six months ended June 30, 2020 decreased $265.8 million when compared to the same period in 2019. The decrease was primarily due to lower sales and temporary manufacturing shutdowns as a result of the impact of COVID-19.

SG&A costs for the six months ended June 30, 2020 decreased $40.4 million when compared to the same period in 2019.  The decrease was primarily due to cost control measures, including workforce furloughs, salary reductions and reduced discretionary spending, taken across all areas of our business to mitigate the negative impact of COVID-19.

Income from operations for the six months ended June 30, 2020 decreased $225.4 million when compared to the same period in 2019.  The decrease was primarily due to the negative impact of COVID-19 on our businesses, partially offset by lower selling, general and administrative expenses.

Aerial Work Platforms

	Six Months Ended June 30,
	2020		2019
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$925.6	—	$1,598.3	—	(42.1)%
Income (loss) from operations	$(10.9)	(1.2)%	$145.9	9.1%	(107.5)%

Net sales for the AWP segment for the six months ended June 30, 2020 decreased $672.7 million when compared to the same period in 2019 primarily due to lower demand for aerial work platforms in all major geographies and telehandlers in North America as a result of COVID-19 adversely affecting our customers’ sentiment and spending, leading to a downturn in our markets.

Income from operations for the six months ended June 30, 2020 decreased $156.8 million when compared to the same period in 2019 primarily due to lower sales volume and temporary manufacturing shutdowns as a result of the impact of COVID-19, partially offset by reduced spending for selling, general and administrative expenses.

Materials Processing

	Six Months Ended June 30,
	2020		2019
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$579.2	—	$841.4	—	(31.2)%
Income (loss) from operations	$48.4	8.4%	$124.8	14.8%	(61.2)%

Net sales for the MP segment for the six months ended June 30, 2020 decreased $262.2 million when compared to the same period in 2019 primarily due to decreased demand for materials processing equipment in all major geographies, material handlers in Western Europe, cranes and concrete mixer trucks as a result of COVID-19 adversely affecting our customers’ sentiment and spending, leading to a downturn in our markets.

Income from operations for the six months ended June 30, 2020 decreased $76.4 million when compared to the same period in 2019 primarily due to lower sales volume and temporary manufacturing shutdowns as a result of the impact of COVID-19, partially offset by reduced spending for selling, general and administrative expenses.

Corporate and Other / Eliminations

	Six Months Ended June 30,
	2020		2019
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$19.3	—	$3.8	—	*
Income (loss) from operations	$(37.2)	*	$(45.0)	*	17.3%
* - Not a meaningful percentage

Net sales include on-book financing activities of TFS and elimination of intercompany sales activity among segments. The net sales increase is primarily attributable to lower intercompany sales eliminations.

Loss from operations for the six months ended June 30, 2020 decreased $7.8 million when compared to the same period in 2019. The decrease in operating loss is primarily due to lower general and administrative spending and reduced personnel expense due to temporary furloughs related to COVID-19, partially offset by the gain on sale of an investment in 2019, a specific finance receivable reserve for one customer and change in allocation of corporate costs.

Interest Expense, Net of Interest Income

During the six months ended June 30, 2020, our interest expense, net of interest income, was $32.5 million, or $11.6 million lower than the same period in the prior year due to a decrease in average borrowings and lower rates.

Other Income (Expense) – Net

Other income (expense) – net for the six months ended June 30, 2020 was income of $0.5 million, or a $5.0 million increase in income when compared to the same period in the prior year. The increase was due to foreign exchange translation gains in the current year period, compared to losses in the 2019 period, and a positive post-closing adjustment in 2020 related to the settlement of our U.S. defined benefit pension plan in 2018, partially offset by mark-to-market losses recorded on an equity investment in the current year period compared to gains recorded in the prior year period.

Income Taxes

During the six months ended June 30, 2020, we recognized income tax benefit of $3.8 million on loss of $31.7 million, an effective tax rate of 12.0%, as compared to income tax expense of $38.3 million on income of $177.1 million, an effective tax rate of 21.6%, for the six months ended June 30, 2019.  The lower effective tax rate for the six months ended June 30, 2020 is primarily due to increased U.S. tax on foreign income, partially offset by tax benefits from geographic mix and the CARES Act, when compared to the six months ended June 30, 2019.

Income (Loss) from Discontinued Operations

Loss from discontinued operations - net of tax for the six months ended June 30, 2020 was $1.2 million compared to loss from discontinued operations - net of tax of $141.7 million for the same period in the prior year. The loss in the prior period was primarily from recognition of a pre-tax charge of approximately $82 million ($82 million after-tax) to write-down the mobile cranes disposal group to fair value, less costs to sell and the negative performance of our mobile cranes business.

Gain (Loss) on Disposition of Discontinued Operations

During the six months ended June 30, 2020, we recognized a loss on disposition of discontinued operations - net of tax of $5.0 million, primarily related to a loss on the sale of Demag. During the six months ended June 30, 2019, we recognized a gain on disposition of discontinued operations - net of tax of $11.4 million primarily related to the sale of our boom truck, truck crane and crossover product lines and related inventory previously manufactured in our Oklahoma City facility and included in our Cranes segment.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business.  At June 30, 2020, we had cash and cash equivalents of $430 million and undrawn availability under our revolving line of credit of $600 million, giving us total liquidity of approximately $1,030 million. During the six months ended June 30, 2020, our liquidity decreased by approximately $110 million from December 31, 2019 primarily due to share repurchases and capital expenditures.

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

We had positive free cash flow of $71.2 million and free cash flow use of $41.7 million for the three and six months ended June 30, 2020, respectively.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

	Three Months Ended 6/30/2020	Six Months Ended 6/30/2020
Net cash provided by (used in) operating activities	$101.0	$12.3
Increase (decrease) in TFS assets	(18.1)	(22.1)
Capital expenditures, net of proceeds from sale of capital assets (1)	(11.7)	(31.9)
Free cash flow	$71.2	$(41.7)

(1)  Includes $4.5 million and $9.0 million of proceeds from sale of capital assets within Proceeds (payments) from the disposition of discontinued operations in the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2020, respectively.

Pursuant to terms of our trade accounts receivable factoring arrangements, during the six months ended June 30, 2020, we sold, without recourse, approximately $237 million of trade accounts receivable to enhance liquidity. During the six months ended June 30, 2020, we also sold approximately $53 million of sales-type leases and commercial loans.

Working capital as a percent of trailing three month annualized net sales was 25.0% at June 30, 2020.

The following tables show the calculation of our working capital in continuing operations and trailing three months annualized sales as of June 30, 2020 (in millions):

Three Months Ended 6/30/2020
Net Sales	$690.5
x	4
Trailing Three Month Annualized Net Sales	$2,762.0

As of 6/30/20
Inventories	$699.8
Trade Receivables	351.3
Trade Accounts Payable	(349.7)
Customer Advances	(11.3)
Working Capital	$690.1

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

Borrowings under the 2017 Credit Agreement at June 30, 2020 were $582.7 million, net of discount, on our Term Loans. At June 30, 2020, the weighted average interest rate was 3.00% on the Term Loans portion of the 2017 Credit Agreement. We had no revolving credit amounts outstanding as of June 30, 2020.

We manage our interest rate risk by maintaining the ratio of fixed and floating rate debt, including use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

Our investment in TFS financial services assets was approximately $132 million, net at June 30, 2020. We remain focused on expanding financing solutions in key markets like the U.S., Europe and China. We also anticipate using TFS to drive incremental sales by increasing customer financing facilitated through TFS in certain instances.

In July 2018, our Board of Directors authorized the repurchase up to an additional $300 million of our outstanding shares of common stock. During the six months ended June 30, 2020, we repurchased 2.5 million shares for $54.6 million under this authorization leaving approximately $141 million available for repurchase under this program. In the first quarter of 2020, our Board of Directors declared a dividend of $0.12 per share, which was paid to our shareholders. In April 2020, we announced that we have suspended further share repurchases and dividend payments for the remainder of 2020.

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

Cash Flows

Cash provided by operations for the six months ended June 30, 2020 totaled $12.3 million, compared to cash used in operations of $48.3 million for the six months ended June 30, 2019.  The increase in cash provided by operations was primarily driven by improved working capital efficiency, offset by decreased operating profitability.

Cash used in investing activities for the six months ended June 30, 2020 was $34.6 million, compared to $25.2 million of cash used in investing activities for the six months ended June 30, 2019. The increase in cash used in investing activities was primarily due to capital expenditures.

Cash used in financing activities was $78.9 million for the six months ended June 30, 2020, compared to $97.9 million of cash provided by financing activities for the six months ended June 30, 2019. The increase in cash used in financing activities was primarily due to lower net debt borrowings and higher share repurchases in the current year.

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

Foreign Exchange Risk

Our products are sold in over 100 countries around the world. The reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the Euro, British Pound and Australian dollar. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. dollars at the applicable exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency. Due to continued volatility of foreign currency exchange rates to the U.S. dollar, fluctuations in currency exchange rates may have an impact on the accuracy of our financial guidance. Such fluctuations in foreign currency rates relative to the U.S. dollar may cause our actual results to differ materially from those anticipated in our guidance and have a material adverse effect on our business or results of operations. We note that departure of the U.K. from the E.U. may impact the value of the British Pound as compared to the U.S. dollar and other currencies as the U.K. negotiates trade agreements with the E.U. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures.

At June 30, 2020, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the six months ended June 30, 2020 would have had approximately a $7 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain a ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary. At June 30, 2020, approximately 24% of our debt was floating rate debt and the weighted average interest rate for all debt was 4.27%.

At June 30, 2020, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings effect on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at June 30, 2020 would have increased interest expense by $0.6 million for the six months ended June 30, 2020.

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

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Increases in the cost of these materials and components may affect our financial performance. If we are not able to recover increased raw material or component costs from our customers, our margins could be adversely affected. Overall material input costs were generally stable in the first six months of 2020. However, Section 301 tariffs on certain Chinese origin goods continued to put pressure on input costs. We continue to benefit from temporary tariff exclusions on certain categories of goods from China. Some of these exclusions have been extended by the U.S. Government for an additional year, while other exclusions have either not been extended or are due to expire later this year. The elimination of tariff exclusions has an adverse impact on our material costs. We continue to utilize the duty drawback mechanism to offset some of the impact of these tariffs. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. For more information on commodities risk, see Part I, Item 1A. – “Risk Factors” in our Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of June 30, 2020, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors previously disclosed in Part I, Item 1A. – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, except for the risk factors updated below:

The novel coronavirus pandemic has adversely impacted, and is expected to continue to adversely impact, our business, results of operations and financial condition, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.

In March 2020, the World Health Organization declared COVID-19 a global pandemic and governmental authorities around the world implemented shelter-in-place orders, quarantines, social distancing requirements, travel bans and other similar governmental restrictions to reduce the spread of COVID-19. This negatively impacted the global economy, created significant volatility and disruption of financial markets, and caused disruptions in our supply chains and logistics. It also adversely affected our customers’ sentiment and spending, leading to a downturn in our markets. Additionally, COVID-19 adversely affected our workforce, with temporary factory closures, slowdowns, restrictions on travel and transports, among other effects, thereby negatively impacting our operations. As we require a smaller workforce to execute the critical activities of our business during this time, we furloughed manufacturing team members globally, imposed short work weeks and conducted layoffs. A significant percentage of global team members are also continuing to work remotely, which can introduce operational and cybersecurity risks. We have developed and implemented, and continue to develop and implement, new health and safety protocols, business continuity plans and different scenario plans in an effort to try to mitigate the negative impact of COVID-19. Our management remains focused on mitigating the impact of COVID-19, which has required and will continue to require, a large investment of time and resources, which may delay other value-add initiatives.

It is not possible to accurately predict with any degree of certainty the impact COVID-19 will have on our operations going forward as the situation remains fluid. Despite our efforts and numerous measures taken to manage the impacts of COVID-19, the full degree and extent to which it will ultimately affect our operational and financial performance will depend on uncertain future developments and factors beyond our control, including, but not limited to, the pace of the spread of the pandemic, the severity and duration of the pandemic, including any resurgences, second waves or spikes in areas where we, our suppliers or our customers operate, and any governmental regulations imposed in response. We expect that any further or prolonged deterioration in the global economic conditions and disruptions to our global supply chain would adversely impact our operations, business results and financial condition. Such factors could also continue to adversely affect our customers’ financial condition, resulting in further reduced spending for our products and services. The longer the pandemic continues, the more likely that more of the foregoing risks may be realized.

The impact of COVID-19 may also continue to exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K that we filed with the SEC on February 14, 2020, any of which could have a material effect on us. This situation continues to evolve and additional impacts may arise that we are not aware of currently.

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

Our total debt at June 30, 2020 was approximately $1.2 billion. Our credit agreement and other debt agreements contain financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. While we were in compliance with such financial covenants as of March 31, 2020, we sought and received an amendment to our credit agreement on April 23, 2020. This amendment was necessary because of continued deteriorating business conditions resulting from COVID-19 that caused us to believe there was a likelihood that we would be in violation of certain financial covenants under our credit agreement as early as the second quarter of 2020 without such an amendment and we would have lost access to a significant amount of liquidity. Increases in our debt, increases in our interest expense or decreases in our earnings could cause us to fail to comply with our financial covenants. Failing to comply with such covenants could result in a loss of a significant amount of liquidity or an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our financial position, results of operations and debt service capability.

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

Our access to capital markets to raise funds through the sale of equity or debt securities is subject to various factors, including general economic and/or financial market conditions. As a result of current economic conditions, including turmoil and uncertainty in the capital markets, credit markets have tightened significantly, which makes obtaining new capital more challenging and more expensive. If our consolidated cash flow coverage ratio is less than 2.0 to 1.0, we are subject to significant restrictions on the amount of indebtedness we can incur. Although our cash flow coverage ratio was greater than 2.0 to 1.0 on June 30, 2020, the ratio may fall below 2.0 to 1.0 later in 2020.

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

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended June 30, 2020 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
April 1, 2020 - April 30, 2020	16,459	$14.88	—	$140,517
May 1, 2020 - May 31, 2020	48,567	$13.97	—	$140,517
June 1, 2020 - June 30, 2020	2,418	$18.05	—	$140,517
Total	67,444	$14.34	—	$140,517

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

TEREX CORPORATION
(Registrant)

Date:	August 3, 2020	/s/ John D. Sheehan
John D. Sheehan
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	August 3, 2020	/s/ Mark I. Clair
Mark I. Clair
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)