Form 10-K
period 2020-12-31
TEREX CORP
filed 2021-02-12
CIK 97216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10702
TEREX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			34-1531521
(State of Incorporation)			(IRS Employer Identification No.)
45 Glover Ave, 4th Floor	Norwalk	Connecticut	06850
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (203) 222-7170
_______________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.01 PAR VALUE	TEX	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☒	No	☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.

Yes	☐	No	☒
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $1,256.0 million based on the last sale price on June 30, 2020.

Number of outstanding shares of common stock: 69.4 million as of February 9, 2021.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

As used in this Annual Report on Form 10-K, unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.” Unless specifically noted otherwise, this Annual Report generally speaks as of December 31, 2020 and excludes discontinued operations. Discontinued operations primarily relate to the Demag® mobile cranes business and mobile crane product lines that were previously manufactured in our Oklahoma City facility. See Note D - “Discontinued Operations and Assets and Liabilities Held for Sale” in the Notes to Consolidated Financial Statements for further information.
Forward-Looking Information
Certain information in this Annual Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995) regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies and Uncertainties.” In addition, when included in this Annual Report or in documents incorporated herein by reference, the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “will” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:
•our business has been, and could be further, adversely impacted by global health pandemics such as the outbreak of a new strain of coronavirus (“COVID-19”);
•our business is highly competitive and is affected by our cost structure, pricing, product initiatives and other actions taken by competitors;
•we are dependent upon third-party suppliers, making us vulnerable to supply shortages and price increases;
•our operations are subject to a number of potential risks that arise from operating a multinational business, including compliance with changing regulatory environments and political instability;
•a material disruption to one of our significant facilities;
•our business is sensitive to government spending;
•our business is affected by the cyclical nature of markets we serve;
•our financial results could be adversely impacted by the United Kingdom’s (“U.K.”) departure from the European Union (“E.U.”);
•changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences on us that cannot yet reasonably be predicted;
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
•our retention of key management personnel;
•possible work stoppages and other labor matters;
•changes in import/export regulatory regimes and the escalation of global trade conflicts could continue to negatively impact sales of our products and our financial results;
•compliance with changing laws and regulations, particularly environmental and tax laws and regulations;
•litigation, product liability claims and other liabilities;
•our compliance with the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws;
•increased regulatory focus on privacy and data security issues and expanding laws;
•our ability to comply with an injunction and related obligations imposed by the United States Securities and Exchange Commission (“SEC”);
•our ability to successfully implement our strategy;
•disruption or breach in our information technology systems and storage of sensitive data; and
•other factors.
Actual events or our actual future results may differ materially from any forward-looking statement due to these and other risks, uncertainties and material factors. The forward-looking statements contained herein speak only as of the date of this Annual Report and the forward-looking statements contained in documents incorporated herein by reference speak only as of the date of the respective documents. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained or incorporated by reference in this Annual Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

TEREX CORPORATION AND SUBSIDIARIES
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2020

PART I

ITEM 1.    BUSINESS

GENERAL

Our Company was incorporated in Delaware in October 1986 as Terex U.S.A., Inc. Since that time, we have changed significantly, and much of this change has been historically accomplished through acquisitions and managing our portfolio of companies by divestiture of non-core businesses and products. Today, Terex is a global manufacturer of aerial work platforms and materials processing machinery. We design, build and support products used in construction, maintenance, manufacturing, energy, minerals and materials management applications. Our products are manufactured in North and South America, Europe, Australia and Asia and sold worldwide. We engage with customers through all stages of the product life cycle, from initial specification and financing to parts and service support. We continue to focus on becoming an industry leading operating company.

We report our business in the following segments: (i) Aerial Work Platforms (“AWP”) and (ii) Materials Processing (“MP”).

Further information about our industry and reportable segments appears in Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note B – “Business Segment Information” in the Notes to Consolidated Financial Statements.

AERIAL WORK PLATFORMS

Our AWP segment designs, manufactures, services and markets aerial work platform equipment, utility equipment and telehandlers. Products include portable material lifts, portable aerial work platforms, trailer-mounted articulating booms, self-propelled articulating and telescopic booms, scissor lifts, utility equipment (including truck-mounted digger derricks and insulated aerial devices) and telehandlers, as well as their related components and replacement parts. Customers use these products to construct and maintain industrial, commercial, institutional and residential buildings and facilities, for construction and maintenance of utility and telecommunication lines, tree trimming, certain construction and foundation drilling applications, and for other commercial operations, as well as in a wide range of infrastructure projects. We market aerial work platform products principally under the Terex® and Genie® brand names.

AWP has the following significant manufacturing operations:

•Aerial work platform equipment is manufactured in Redmond and Moses Lake, Washington, Umbertide, Italy and Changzhou, China;
•Utility products are manufactured in Watertown and Huron, South Dakota and Betim, Brazil; and
•Telehandlers are manufactured in Oklahoma City, Oklahoma and Umbertide, Italy.

We have a parts and logistics center located in North Bend, Washington for our aerial and utility products. Additionally, a portion of our aerial and utility products parts business is conducted at a shared Terex facility in Southaven, Mississippi. Our European, Asian Pacific and Latin American parts and logistics operations are conducted through a combination of outsourced facilities and Terex managed operations.

We also provide service and support for aerial and utility products in the U.S. through a network of service branches and field service operations. We have announced plans to exit and sell our utility hot line tools business in Betim, Brazil.

MATERIALS PROCESSING

Our MP segment designs, manufactures, services and markets materials processing and specialty equipment, including crushers, washing systems, screens, apron feeders, material handlers, pick and carry cranes, rough terrain cranes, tower cranes, wood processing, biomass and recycling equipment, concrete mixer trucks and concrete pavers, conveyors, and their related components and replacement parts. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries, material handling applications, maintenance applications to lift equipment or material, moving materials and equipment on rugged or uneven terrain, lifting construction material and placing material at point of use. We market our MP products principally under the Terex®, Powerscreen®, Fuchs®, EvoQuip®, Canica®, Cedarapids®, CBI®, Simplicity®, Franna®, Terex Ecotec®, Terex Finlay®, Terex Washing Systems, Terex MPS, Terex Jaques®, Terex Advance®, Terex Conveying Systems, ProStacktm and Terex Bid-Well® brand names and business lines.

MP has the following significant manufacturing operations:

•Mobile crushers, mobile screens and washing systems are manufactured in Omagh and Dungannon, Northern Ireland;
•Mobile crushers, mobile screens, base crushers, base screens, modular and wheeled crushing and screening plants, track conveyors and washing systems are manufactured in Hosur, India;
•Modular, mobile and static crushing and screening equipment and base crushers are manufactured in Oklahoma City, Oklahoma;
•Static crushers and screens are manufactured in Subang Jaya, Malaysia;
•Crushing and screening equipment is manufactured in Durand, Michigan;
•Crushing chambers are manufactured in Coalville, England;
•Tracked conveyors and telescopic wheeled conveyors are manufactured in Campsie, Northern Ireland;
•Fabrications, sub-assemblies and steel kits are manufactured in Ballymoney, Northern Ireland;
•Wood processing, biomass and recycling equipment systems are manufactured in Newton, New Hampshire, Dungannon, Northern Ireland and Campsie, Northern Ireland;
•Material handlers are manufactured in Bad Schönborn, Germany;
•Concrete pavers and tracked conveyors are manufactured in Canton, South Dakota;
•Front discharge concrete mixer trucks are manufactured in Fort Wayne, Indiana;
•Pick and carry cranes are manufactured in Brisbane, Australia;
•Rough terrain cranes are manufactured in Crespellano, Italy; and
•Tower cranes are manufactured in Fontanafredda, Italy.

We have North American distribution centers in Louisville, Kentucky and Southaven, Mississippi and service centers in Australia, Thailand, Turkey and Malaysia.

OTHER

We may assist customers in their rental, leasing and acquisition of our products through Terex Financial Services (“TFS”). TFS uses its equipment financing experience to facilitate financial products and services to assist in the acquisition of our equipment. TFS continually evaluates the level to which it utilizes third party funding versus providing direct customer financing to meet its business objectives.

In the United States and on a limited basis in China, TFS originates and services financing transactions directly with end-user customers, distributors and rental companies. Most of the transactions are fixed and floating rate loans; however, TFS also provides sales-type leases, operating leases and rentals. In the normal course of business, loans and leases are sold to third party financial institutions. Increasingly, and on a global basis, TFS facilitates financing transactions directly between our customers and third party financial institutions, providing recourse in certain circumstances. In addition, wholesale financing may be arranged between dealers and distributors who sell our equipment and financial institutions with which TFS has established relationships.

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

DISCONTINUED OPERATIONS

Mobile Cranes

On July 31, 2019, we completed the disposition of our Demag® mobile cranes business (“Demag”) to Tadano Ltd. and certain of its subsidiaries (“Tadano”). Products divested were our Demag® all terrain cranes and large lattice boom crawler cranes. During 2019, we also exited North American mobile crane product lines manufactured in our Oklahoma City facility. Our actions to sell Demag and cease the manufacturing of mobile crane product lines in our Oklahoma City facility represented a significant strategic shift in our business away from mobile cranes as these businesses constituted a significant part of our operations and financial results. We believe these actions were necessary to execute our strategy.

See Note D – “Discontinued Operations and Assets and Liabilities Held for Sale” in the Notes to Consolidated Financial Statements for further information regarding dispositions and our discontinued operations.

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

We operate our business based on our value system, “The Terex Way.” The Terex Way values shape the culture of our Company and reflect our collective commitment to and understanding of what it means to be a part of Terex. The Terex Way is based on six key values:

•Integrity: Integrity reflects honesty, ethics, transparency and accountability. We are committed to maintaining high ethical standards in all of our business dealings and we never sacrifice our integrity for profit.
•Respect: Respect incorporates concern for safety, health, teamwork, diversity, inclusion and performance. We treat all our team members, customers and suppliers with respect and dignity.
•Improvement: Improvement encompasses quality, problem-solving systems, a continuous improvement culture and collaboration. We continuously search for new and better ways of doing things, focusing on continuous improvement and the elimination of waste.
•Servant Leadership: Servant leadership requires service to others, humility, authenticity and leading by example. We work to serve the needs of our customers, investors and team members.
•Courage: Courage entails willingness to take risks, responsibility, action and empowerment. We have the courage to make a difference even when it is difficult.
•Citizenship: Citizenship means social responsibility and environmental stewardship. We comply with all laws, respect all people’s values and cultures, and are good global, national and local citizens.

From 2016 - 2019, Terex pursued a strategy based on three key themes:

1.Focus the portfolio on businesses best positioned to generate returns above the cost of capital through the cycle.
2.Simplify company structure, systems and footprint to improve efficiency and enhance global competitiveness.
3.Execute to Win, driving process discipline, execution rigor, and accountability in core processes.

The “Focus” theme concentrated our business portfolio in product categories where we are among the market leaders. Where we were not among the market leaders our strategy has been to either divest those product lines or pursue a business strategy which we believe will enable us to become a market leader. Work related to this strategic theme involved review of all businesses in the portfolio from the perspectives of market attractiveness and competitive position. Several portfolio actions were taken as a result, including disposition of our Material Handling and Port Solutions business (“MHPS”) and Demag, and the outcome was our current two-segment company in which greater than 90% of remaining businesses are top three in their respective categories and in which all remaining businesses have the demonstrated ability to sustainably out-earn the cost of capital.

The “Simplify” theme centered on complexity reduction and cost management. This involved efforts to flatten and streamline the organization. We undertook finance initiatives to simplify the way that we measure and manage the Company day-to-day and simplified the Company’s manufacturing footprint.

The “Execute to Win” theme focused on new process disciplines and on executing step change improvements in three core process areas: Strategic Sourcing, Commercial Excellence, and Life Cycle Solutions. Core teams were established in each area, and these teams drove programmatic changes across all businesses in the Company.

During 2020, we transitioned our “Focus, Simplify, Execute to Win” strategy to its next phase of “Execute, Innovate, Grow”.

The “Execute” theme continues the progress made with “Execute to Win”, while intensifying process discipline and improving measurement and accountability. We have now re-embedded responsibility for Strategic Sourcing, Commercial Excellence, and Lifecycle Solutions into our business segments, but the team members responsible for such are closely networked to one another and continue to share best practices. We are also implementing several new operational processes and enabling systems within the Company as part of the “Execute” theme.

The “Innovate” theme focuses on purposeful development of step-change improvements in Terex offerings and in the efficiency with which these offerings are executed and supported. When we talk about innovation at Terex, we mean doing things significantly better tomorrow than they have been done in the past by harnessing new thinking and applying technology in new and creative ways. While digitalization plays an important role in this and many of the innovations we currently pursue, there are many other aspects of this strategy that involve non-digital changes to the design of our products and improved ways of doing things.

The “Grow” theme is, in many ways, the outcome of doing “Execute” and “Innovate” well. We will successfully and profitably grow when we operate efficiently, apply new thinking in creating value for customers and take on new challenges through business investments (i.e. new category development, new geographic development). We also see a role for increased inorganic investment, smartly adding scope or depth to our Company via acquisitions. We are actively rebuilding our inorganic investment pipeline, with an eye towards adding new dimensions to the Company portfolio and applying our skills as a manager of specialized machinery businesses in new and complementary domains.

Our Disciplined Capital Allocation approach remains an important part of our overall strategy, including maintenance of an optimal capital structure (~2.5 average net debt to EBITDA over the cycle), growth investments, restructuring investments and efficient return of capital to shareholders via dividends and share repurchases.

Successful pursuit of the “Execute, Innovate, Grow” strategy will shape the direction of our Company over the coming years, much in the same way that “Focus, Simplify, Execute to Win” shaped our direction between 2016 and 2019. Terex is a diverse company that works collaboratively to deliver business performance efficiently and effectively. We balance the independence of our businesses with the benefits of total Company scale, and our ability to do this is central to the style of management in our Company.

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

•Portable material lifts are used primarily indoors in the construction, industrial and theatrical markets.
•Portable aerial work platforms are used primarily indoors in a variety of markets to perform overhead maintenance.
•Trailer-mounted articulating booms are used both indoors and outdoors. They provide versatile reach, and they have the ability to be towed between job sites.
•Self-propelled articulating booms are primarily used in construction and industrial applications, both indoors and outdoors. They feature lifting versatility with up, out and over position capabilities to access difficult to reach overhead areas.
•Self-propelled telescopic booms are used outdoors in commercial, industrial and institutional construction, as well as highway and bridge maintenance projects.
•Scissor lifts are used in indoor and outdoor applications in a variety of construction, industrial, institutional and commercial settings.

UTILITY EQUIPMENT. Our utility products include digger derricks and insulated aerial devices. These products are used by electric utilities, tree care companies, telecommunications and cable companies, and the related construction industries, as well as by government organizations.

•Digger derricks are insulated products used to dig holes, hoist and set utility poles, as well as lift transformers and other materials at job sites near energized power lines.
•Insulated aerial devices are used to elevate workers and material to work areas at the top of utility poles near energized transmission and distribution lines and for trimming trees near energized electrical lines, as well as for miscellaneous purposes such as sign maintenance.

TELEHANDLERS. Telehandlers are used to move and place materials on residential and commercial construction sites and in the energy and infrastructure industries.

SERVICES. We offer a range of services for aerial and utility products consisting of inspections, preventative maintenance, general repairs, reconditioning, refurbishment, modernization and spare parts, as well as consultancy and training services. Our services are provided on our own products and on third-party products and related equipment.

MATERIALS PROCESSING

MATERIALS PROCESSING EQUIPMENT. Materials processing equipment is used in processing aggregate materials for building applications and is also used in the quarrying, mining, construction, demolition, recycling, landscaping and biomass production industries. Our materials processing equipment includes crushers, screens and feeders, washing systems and conveyors as well as wood and biomass chippers and grinders, concrete mixers and pavers.

We manufacture a range of jaw, impactor (both horizontal and vertical shaft) and cone crushers, as well as base crushers for integration within mobile, modular and static plants.

•Jaw crushers are used for crushing larger rock, primarily at the quarry face or on recycling duties. Applications include hard rock, sand and gravel and recycled materials. Cone crushers are used in secondary and tertiary applications to reduce a number of materials, including quarry rock and riverbed gravel.
•Horizontal shaft impactors are primary and secondary crushers. They are typically applied to reduce soft to medium hard materials, as well as recycled materials. Vertical shaft impactors are secondary and tertiary crushers that reduce material utilizing various rotor configurations and are highly adaptable to any application.

Our screening and feeder equipment includes:

•Heavy duty inclined and horizontal screens and feeders, which are used in low to high tonnage applications and are available as either stationary or heavy-duty mobile equipment. Screens are used in all phases of plant design from handling quarried material to fine screening. Dry screening is used to process materials such as sand, gravel, quarry rock, coal, ore, construction and demolition waste, soil, compost and wood chips.
•Feeders are used to unload materials from hoppers and bulk material storage at controlled rates. They are available for applications ranging from primary feed hoppers to fine material bin unloading. Our range includes apron feeders, grizzly feeders and pan feeders.

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

Wood processing, biomass and recycling equipment includes shredders, grinders, trommels, chippers and specialty systems. This equipment is used in, among other things, recycling, wood energy, green waste/construction, demolition recycling industries and pulp and paper.

We manufacture a range of conveyors which include tracked and wheeled mobile conveyors. Conveyors are mechanical machines used to transport and stockpile materials such as aggregates and minerals after processing.

SPECIALTY EQUIPMENT. We manufacture material handlers, cranes, concrete mixer trucks and concrete pavers.

•Material handlers are designed for handling logs, scrap, recycling and other bulky materials with clamshell, magnet or grapple attachments.
•Pick and carry cranes are designed for a wide variety of applications, including use at mine sites, large fabrication yards, building and construction sites and in machinery maintenance and installation. They combine high road speed with all-terrain capability.
•Rough terrain cranes move materials and equipment on rugged or uneven terrain and are often located on a single construction or work site for long periods. Rough terrain cranes cannot be driven on highways (other than in Italy) and accordingly must be transported by truck to the work site.
•Tower cranes are often used in urban areas where space is constrained and in long-term or high-rise building sites. Tower cranes lift construction material and place the material at the point of use. We produce self-erecting, hammerhead, flat top and luffing jib tower cranes.
•Concrete mixer trucks are machines with a large revolving drum in which cement is mixed with other materials to make concrete. We offer models with custom chassis with configurations from three to seven axles.
•Our concrete pavers are used to finish bridges, canals, concrete streets, highways and airport surfaces.

BACKLOG

Our backlog as of December 31, 2020 and 2019 was as follows (in millions):

	December 31,
	2020	2019
AWP	$825.6	$752.5
MP	523.4	328.7
Total	$1,349.0	$1,081.2

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

Our overall backlog amounts at December 31, 2020 increased $267.8 million from our backlog amounts at December 31, 2019, due to higher orders across all business segments.

AWP segment backlog at December 31, 2020 increased approximately 10% from our backlog amounts at December 31, 2019. This increase from the prior year was driven primarily by customer optimism about a recovery following fleet reductions and delayed capital expenditures during 2020 in Western Europe and to a lesser extent North America and China.

MP segment backlog at December 31, 2020 increased approximately 59% from our backlog amounts at December 31, 2019. This increase from the prior year was driven primarily by higher demand in our aggregates, concrete and cranes businesses in North America and to a lesser extent Western Europe and Asia Pacific.

DISTRIBUTION

We distribute our products through a global network of dealers, rental companies, major accounts and direct sales to customers.

AERIAL WORK PLATFORMS

Our aerial work platform and telehandler products are distributed principally through a global network of rental companies and independent distributors. We employ sales representatives who service these channel partners from offices located throughout the world.

Our utility products are distributed to the utility and municipal markets and contractors in North America principally through a network of rental companies, independent distributors and a direct sales model. Outside of North America, independent distributors sell our utility equipment directly to customers.

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

Product change driven by compliance with new regulations and environmental standards continues to be a focus of the Company, including the newest diesel engine emission reduction program introduced in Europe, known as Stage V, which is driving further engine emissions related product development. We are active in the development of incorporating alternative power solutions within our different product lines as our customers are seeking out products that operate on battery-electric and fuel-electric hybrid options. Product innovation has become a core element of our growth strategy. We have re-invigorated and increased our emphasis on creating new models and meeting the demands of our customers.  Robust product development pipelines are in place, which we expect will continue to bring new, differentiated products to the market in the years ahead.  We have also focused on producing more cost-effective product solutions across product families, as well as increasing commonalities of components to ease manufacturing processes.

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

COMPETITION

We face a competitive global manufacturing market for all of our products. We compete with other manufacturers based on many factors, particularly price, performance and product reliability. We generally operate under a best value strategy, where we attempt to offer our customers products designed to improve customers’ return on invested capital. However, in some instances, customers may prefer the pricing, performance or reliability aspects of a competitor’s product despite our product pricing or performance. We do not have a single competitor across our business segments. The following table shows the primary competitors, in alphabetical order, for our products in the following categories:

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS
Aerial Work Platforms	Portable Material Lifts and Portable Aerial Work Platforms	Oshkosh (JLG), Sumner, Vestil and Wesco

	Boom Lifts	Aichi, Dingli, Haulotte, JCB, Linamar (Skyjack), Oshkosh (JLG) and Xtreme/Tanfield (Snorkel)

	Scissor Lifts	Dingli, Haulotte, JCB, Oshkosh (JLG), Linamar (Skyjack), LGMG and Manitou and Xtreme/Tanfield (Snorkel)

	Telehandlers	CNH, JCB, Manitou (Gehl), Merlo and Oshkosh (JLG, Skytrak, Caterpillar and Lull brands)

	Utility Equipment	Altec and Time Manufacturing

Materials Processing	Crushing & Screening Equipment	Astec Industries, Deere (Kleeman), Keestrack, Metso, Portafill, Sandvik and Rubble Master

	Washing Systems	Azfab, CDE Global, Matec, McLanahan, Metso, Phoenix Process Equipment, Superior and Weir/Trio

	Wood Processing, Biomass and Recycling Equipment	Astec Industries, Bandit, Doppstadt, Eggersmann, Jenz, Komptech, Morbark and Vermeer

	Conveyors	Astec/Telestack, Deere (Kleeman), Edge, Metso/McCloskey, Puzzulona Thor, Superior and Weir/Trio

	Material Handlers	Atlas, Caterpillar, Liebherr and Sennebogen

	Concrete Pavers	Allen Equipment, Deere (Wirtgen), Gomaco, Guntert & Zimmerman and Power Curbers

	Concrete Mixer Trucks	Kimble and Continental Manufacturing, McNeilus and Oshkosh

	Pick and Carry Cranes	Ace, Escorts, Humma and TIDD

	Rough Terrain Cranes	Kato, Liebherr, Link-Belt, Manitowoc (Grove), Sany, Tadano-Faun, XCMG and Zoomlion

	Tower Cranes	Comansa, Jaso, Liebherr, Manitowoc (Potain), Wolffkran, XCMG and Zoomlion

MAJOR CUSTOMERS

None of our customers individually accounted for more than 10% of our consolidated net sales in 2020. In 2020, our largest customer accounted for less than 6% of our consolidated net sales and our top ten customers in the aggregate accounted for less than 25% of our consolidated net sales. A material portion of AWP net sales are to national rental companies.

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

SAFETY AND ENVIRONMENTAL CONSIDERATIONS

As part of The Terex Way, and our Zero Harm Safety and Environmental culture, we are committed to providing a safe and healthy environment for our team members, and strive to provide quality products that are safe to use and operate in an environmentally conscious and respectful manner.

During the COVID-19 pandemic, we are taking appropriate precautions and implementing safeguards to protect our team members while they continue to meet our customers' needs around the world. We have implemented measures consistent with recommendations of the Centers for Disease Control and the World Health Organization. Practices include increased frequency of cleaning and disinfecting of facilities, following social distancing practices, mask usage when distancing practices are not possible and managing safe return to work for those impacted by COVID-19.

We generate hazardous and non-hazardous wastes in the normal course of our manufacturing operations. As a result, we are subject to a wide range of environmental laws and regulations. All of our employees are required to obey all applicable health, safety and environmental laws and regulations and must observe the proper safety rules and environmental practices in work situations. These laws and regulations govern actions that may have adverse environmental effects, such as discharges to air and water, and require compliance with certain practices when handling and disposing of hazardous and non-hazardous wastes. These laws and regulations would also impose liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances, should any such events occur. We are committed to complying with these standards and monitoring our workplaces to determine if equipment, machinery and facilities meet specified safety standards. Each of our manufacturing facilities is subject to an environmental audit at least once every five years to monitor compliance. Also, no incidents have occurred which required us to pay material amounts to comply with such laws and regulations. We are dedicated to ensuring that safety and health hazards are adequately addressed through appropriate work practices, training and procedures. We are committed to reducing lost time injuries and working towards a world-class level of safety practices in our industry.

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

SEASONAL FACTORS

Terex is a globally diverse company, supporting multiple end uses.  Seasonality is a factor in some businesses, where annual purchasing patterns are impacted by the seasonality of downstream project spending.  Specifically, our businesses can experience stronger demand during the second quarter, as customers in the northern hemisphere make investments in time for the annual construction season (April to October). In 2021, we expect sales to be the highest in the second quarter, and expect our earnings generated in the second half of the year to be slightly higher than the first half of the year.

WORKING CAPITAL

Our businesses are working capital intensive and require funding to purchase production and replacement parts inventories, expenditures to repair, replace and upgrade existing facilities, as well as funding to finance receivables from customers and dealers. We have debt service requirements, including semi-annual interest payments on our outstanding notes and periodic interest payments on our bank credit facility and term loans. We believe cash generated from operations, together with availability under our bank credit facility and cash on hand, provide us with adequate liquidity to meet our operating and debt service requirements. See Item 1A. – “Risk Factors” for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business. We will continue to pursue cash generation opportunities, including reducing costs and working capital, reviewing alternatives for under-utilized assets, and selectively investing in our businesses to promote growth opportunities.

HUMAN CAPITAL MANAGEMENT

SAFETY

The safety of our team is our number one priority. At Terex, safety is an absolute way of life. We are committed to Zero Harm, and we expect all team members to be committed to safety and continuous improvement in this area. In 2016, Terex set the long-term goals of reaching a 0.2 lost time injury rate and 1.0 total recordable injury rate by 2024. Through the end of 2020, our lost time injury rate has declined from 0.80 to 0.43 and our total recordable injury rate has declined from 3.58 to 1.50. Our aspirational goal will always be zero injuries, but these goals represent milestones along our journey to Zero Harm.

TEAM MEMBER TALENT AND SUPPORT

Terex strives to attract, develop and retain the best people to be part of our team. We have a diverse and highly engaged global workforce. Capable, highly skilled and diverse team members are key to our ability to implement our “Execute, Innovate, Grow” strategy.

As of December 31, 2020, we had approximately 8,200 team members, including approximately 3,800 team members in the U.S. Approximately one percent of our team members in the U.S. are represented by labor unions. Outside of the U.S., we enter into employment contracts and collective agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. We generally consider our relations with our team members to be good and we provide mechanisms such as surveys and helplines for our team members to provide their perspectives.

We have a robust talent review process in which we assess talent strengths and opportunity areas, matching our team members’ career aspirations with the needs of the business. We offer a wide range of training programs to support team members in their current roles and in achieving advancement opportunities. Our core curriculum of Terex Success Programs are designed for all of our team members from individual contributors to front line supervisors to managers and executives. These programs are grounded in The Terex Way values and help participants build key skills.

We have a strong performance management process that includes annually setting clear business and professional objectives, mid-year calibration, annual performance reviews and succession planning. Both team members and managers play active roles in the performance management process, furthering a culture of accountability that supports team member development.

We design our benefits and programs to support the way our team members live and work. We care about our team members. For example, our Global Employee Assistance Program is in place to support team members who are facing challenges in their personal lives. Where we can, we offer a flexible work environment, enabling team members to manage the demands of their personal and professional lives.

DIVERSITY, EQUITY AND INCLUSION

We are committed to increasing and retaining demographic diversity at all levels of our global workforce. We extend a warm welcome to team members of every race, gender, age, religion, identity or experience. We encourage, value and support non-majority team members in all of our facilities worldwide. We actively seek their engagement and partnership, as we understand that diversity of background, thought and experience leads to improved problem-solving and greater innovation.

Diversity in and of itself is not sufficient. We strive to be fair and impartial in our decisions, ensuring Equity within our workplace. By doing so, we create a sense of Inclusion for all our team members. We are committed to Diversity, Equity & Inclusion so we can make Terex the kind of place where every team member feels valued, listened to, and appreciated.

Our Company has a vibrant, global initiative to increase representation of women in our workplace because we recognize that women are often under-represented in manufacturing organizations such as ours. We are making excellent progress, requiring diverse candidate slates, supporting women through mentoring, training, and colleague-to-colleague education, and using our talent development process to identify qualified women for their next role(s) within our organization. In 2014, we established five-year goals to increase representation in three areas: women in leadership, women in line roles (like operations, engineering and sales) and women overall. Having made progress against these goals, we have extended them for another five years.

In 2020, we committed to expand our primary Diversity, Equity & Inclusion focus areas to include race and ethnicity, to ensure that members of under-represented groups have a sense of belonging and can thrive within our organization. We intentionally defined our Diversity, Equity & Inclusion aspirations, initially focusing on our U.S. workforce.

We have implemented actions to achieve our aspirations, by mobilizing a Diversity, Equity & Inclusion Advisory Committee that is focused on training, development, recruitment and inclusion. We have started our training efforts with the Executive Leadership Team to ensure they have a thorough awareness and understanding of systemic racism and unconscious bias. We are developing tools and resources for use at the site level to foster inclusion.

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

ITEM 1A.    RISK FACTORS

You should carefully consider the following material risks, together with the cautionary statement under the caption “Forward-Looking Information” above and the other information included in this report. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. The risks described below are not the only ones we face. Additional risks that are currently unknown to us or that we currently consider immaterial may also impair our business or adversely affect our financial condition or results of operations. If any of the following risks actually occurs, our business, financial condition or results of operation could be adversely affected.

Manufacturing and Operational Risks

Global public health pandemics, such as the COVID-19 pandemic, have adversely impacted and may continue to adversely impact our business, results of operations and financial condition and the ultimate impact will depend on future developments, which remain uncertain.

Countries around the world have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health. In March 2020, the World Health Organization declared COVID-19 a global pandemic and governmental authorities around the world implemented shelter-in-place orders, quarantines, social distancing requirements, travel bans and other similar governmental restrictions to reduce the spread of COVID-19. This negatively impacted the global economy, created significant volatility and disruption of financial markets and caused disruptions in our supply chains and logistics. It also adversely affected our customers’ sentiment and spending, leading to a downturn in our markets. Additionally, COVID-19 adversely affected our workforce, with temporary factory closures, slowdowns and restrictions on travel and transports, among other effects, thereby negatively impacting our operations. We reduced our workforce to focus only on critical activities and a significant percentage of global team members continue to work remotely, which can introduce operational and cybersecurity risks. We developed and implemented new health and safety protocols, business continuity plans and different scenario plans in an effort to try to mitigate the negative impact of COVID-19. Our management continues to remain focused on mitigating the impact of COVID-19, which has required a large investment of time and resources, which may delay other value-add initiatives.

It is not possible to accurately predict with any degree of certainty the impact COVID-19 will have on our operations going forward as the situation continues to remain fluid. Despite our efforts and numerous measures taken to manage the impacts of COVID-19, the full degree and extent to which it will ultimately affect our operational and financial performance will depend on uncertain future developments and factors beyond our control, including, but not limited to, the pace of the continued spread of the pandemic, the severity and ultimate duration of the pandemic, including any resurgences, mutations or variants, any governmental regulations or restrictions imposed in response to such, and the ultimate efficacy and distribution speed of approved vaccines and treatments. We expect that any significant further or prolonged deterioration in the global economic conditions and disruptions to our global supply chain would adversely impact our operations, business results and financial condition. Such factors could also continue to adversely affect our customers’ financial condition, resulting in further reduced spending for our products and services. The longer the pandemic continues, the more likely that more of the foregoing risks may be realized.

The COVID-19 pandemic caused a global recession and there is no certainty about when a sustained economic recovery may occur and what such recovery will look like. The impact of COVID-19 may also continue to exacerbate other risks discussed below in this section Item 1A. Risk Factors, any of which could have a material effect on us. This situation continues to evolve and additional impacts may arise that we are not aware of currently.

We operate in a highly competitive industry.

Our industry is highly competitive. Our competitors include a variety of both domestic and foreign companies in all major markets. To compete successfully, our products must excel in terms of quality, reliability, productivity, price, features, ease of use, safety and comfort, and we must provide excellent customer service. The greater financial resources of certain of our competitors may put us at a competitive disadvantage. Low-cost competition from China and other developing markets could also result in decreased demand for our products. If competition in our industry intensifies or if our current competitors lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products. If we are unable to provide continued technological improvements in our equipment that meet our customers’ expectations, or the industry’s expectations, the demand for our equipment could be substantially adversely affected. Our ability to match new product offerings to diverse global customers’ anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is critical to our success. This requires a thorough understanding of our existing and potential customers on a global basis, particularly in developing markets, including China, India, Brazil and the Middle East. Failure to compete effectively could result in lower revenues from our products and services, lower gross margins or cause us to lose market share.

We are dependent upon third-party suppliers, making us vulnerable to supply shortages and price increases.

We obtain materials and manufactured components from third-party suppliers. In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, regulatory changes, freight and container availability, labor disputes, suppliers’ impaired financial condition, suppliers’ allocations to other purchasers, weather emergencies, pandemics or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition.

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Increases in the cost of these materials and components may affect our financial performance. If we are unable to recover a substantial portion of increased raw material or component costs through duty draw-back or from our customers and suppliers, our business or results of operation could be adversely affected.

In addition, we purchase material and services from our suppliers on terms extended based on our overall credit rating. Deterioration in our credit rating may impact suppliers’ willingness to extend terms and in turn accelerate cash requirements of our business.

We are exposed to political, economic and other risks that arise from operating a multinational business.

Our operations are subject to a number of potential risks. Such risks principally include:

•trade protection measures and currency exchange controls;
•labor unrest;
•global and regional economic conditions;
•political instability;
•terrorist activities and the U.S. and international response thereto;
•restrictions on the transfer of funds into or out of a country;
•export duties and quotas;
•domestic and foreign customs and tariffs;
•current and changing regulatory environments;
•difficulties protecting our intellectual property;
•transportation delays and interruptions;
•costs and difficulties in integrating, staffing and managing international operations, especially in developing markets such as China, India, Brazil and the Middle East;
•difficulty in obtaining distribution support;
•natural disasters; and
•current and changing tax laws.

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

We produce most of our machines for each product type at one manufacturing facility. If operations at a significant facility were disrupted as a result of equipment failures, natural disasters, health epidemics, work stoppages, power outages or other reasons, our business, financial conditions and results of operations could be adversely affected. Interruptions in production could increase costs and delay delivery of units in production. Production capacity limits could cause us to reduce or delay sales efforts until production capacity is available.

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

Financial and General Economy Risks

Our business is affected by the cyclical nature of markets we serve.

Demand for our products tends to be cyclical and is affected by the general strength of the economies in which we sell our products, prevailing interest rates, residential and non-residential construction spending, capital expenditure allocations of our customers and other factors. As discussed under the risk factor titled, “Global public health pandemics, such as the COVID-19 pandemic, have adversely impacted and may continue to adversely impact our business, results of operations and financial condition and the ultimate impact will depend on future developments, which remain uncertain,” the COVID-19 pandemic negatively impacted the global economy and significantly increased economic and demand uncertainty. These uncertain economic conditions have caused and may continue to cause our customers to forego or postpone new purchases. If our customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, receivables that are owed to us. Any inability of current and/or potential customers to pay us for our products will adversely affect our earnings and cash flow.

Our sales depend in part upon our customers’ replacement or repair cycles, which are impacted in part by historical purchase levels. We are coming through a period during which global economic conditions and key commodity prices rapidly and significantly declined, and if economic conditions in the U.S. and other key markets deteriorate further or do not show continued improvement, we may experience negative impacts to our net sales, financial condition, profitability and cash flows, which could result in the need for us to record impairments. We have taken a number of steps, and will continually review our operations, to reduce our costs. There can be no assurance, however, that these steps will mitigate the negative impact of a possible continued deterioration in economic conditions.

Our financial results could be adversely impacted by the U.K.’s departure from the E.U.

On January 31, 2020, the U.K. withdrew from the E.U., which is commonly referred to as “Brexit”. On December 24, 2020, the U.K. and E.U. announced they had reached an agreement which contains new rules for certain aspects on how the U.K. and E.U. will live, work and trade together. The ultimate impact of the withdrawal of the U.K. from the E.U. remains uncertain, and may adversely impact the global economy, particularly business activity and economic and market conditions in the U.K. and other important European economies. Depending on the ultimate interpretations and application of the agreements negotiated by the U.K. with the E.U. and other countries, we could become subject to, among other things, export tariffs and regulatory restrictions that could increase transaction costs, reduce our ability to hire or retain employees in Northern Ireland, reduce access to supplies and materials, cause shipping delays because of the need for new customs inspections and procedures and reduce demand or access to customers in international markets, all of which would impair our ability to conduct our operations as they have been conducted historically. While we have not experienced any direct material financial impact as a result of Brexit, we cannot predict its future implications and it is possible there will be financial, trade, regulatory or legal implications of Brexit that could adversely affect our business, financial condition or results of operations, particularly for our MP segment which has significant manufacturing facilities in Northern Ireland.

Changes affecting the availability of LIBOR may have consequences on us that cannot yet reasonably be predicted.

We currently have outstanding variable rate debt with interest rates based on LIBOR. The U.K.’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop one week and two month U.S. Dollar LIBOR rates after 2021 with remaining U.S. Dollar LIBOR rates ceasing to be published on June 30, 2023. In the U.S., the Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. It is not presently known whether SOFR or any other alternative reference rates that have been proposed will attain market acceptance as replacements of LIBOR. In addition, the overall financial markets may be disrupted as a result of the phase-out replacement of LIBOR. Uncertainty as to the nature of such phase-out and selection of an alternative reference rate, together with disruption in the financial markets, may cause our interest expense to increase and our available cash flow and/or financial condition to be adversely affected.

We have a significant amount of debt outstanding and must comply with restrictive covenants in our debt agreements.

Our total debt at December 31, 2020 was approximately $1.2 billion. Our credit agreement and other debt agreements contain financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. As of December 31, 2020, we are in compliance with the financial covenants. However, increases in our debt, increases in our interest expense or decreases in our earnings could cause us to fail to comply with these financial covenants. Failing to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our financial position, results of operations and debt service capability.

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

We may be unable to generate sufficient cash flow to service our debt obligations and operate our business.

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

Our access to capital markets to raise funds through the sale of equity or debt securities is subject to various factors, including general economic and/or financial market conditions. Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce our earnings and cash flows. If our consolidated cash flow coverage ratio is less than 2.0 to 1.0, we are subject to significant restrictions on the amount of indebtedness we can incur. Although our cash flow coverage ratio was greater than 2.0 to 1.0 at the end of 2020, there can be no assurance this will continue to occur.

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

We may assist customers in their rental, leasing and acquisition of our products by issuing guarantees to financial institutions or providing direct financing to our customers. We assess the expectation of losses or non-performance based on consideration of historical customer reviews, current financial conditions, reasonable and supportable forecasts, equipment collateral value and other factors. Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty.

Our customers may fund the acquisition of our equipment through third-party finance companies. In certain instances, we may provide a credit guarantee to the finance company by which we agree to make payments to the finance company should the customer default. Our maximum liability is generally limited to our customer’s remaining payments due to the finance company at the time of default. In the event of a customer default, we are generally able to recover and dispose of the equipment at a minimum loss, if any, to us. We also provide financing for some of our customers to acquire and use our equipment through loans, sales-type leases, and operating leases. Until such financing obligations are satisfied through either customer payments or a third party sale, we retain the risks associated with such customer financing. Our results could be adversely affected if such customers default on their contractual obligations to us, if residual values of such equipment on these transactions decline below original estimated values or we are unable to sell the financing receivable to a third party.

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

We may experience losses in excess of our recorded reserves for receivables.

We evaluate the collectability of our receivables based on consideration of a customer’s payment history, leverage, availability of third party financing, political and foreign exchange risks, and other factors. Recorded reserves represent our estimate of current expected credit losses on existing receivables and are determined based on historical customer reviews, current financial conditions and reasonable and supportable forecasts. An unexpected change in customer financial condition or future economic uncertainty could result in additional requirements for specific reserves, which could have a negative impact on our consolidated financial position.

We are subject to currency fluctuations.

Our products are sold in over 100 countries around the world. The reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the Euro, British Pound and Australian dollar. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. dollars at the applicable foreign exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in foreign exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency. Due to continued volatility of foreign exchange rates to the U.S. dollar, fluctuations in foreign exchange rates may have an impact on the accuracy of our financial guidance. Such fluctuations in foreign exchange rates relative to the U.S. dollar may cause our actual results to differ materially from those anticipated in our guidance and have a material adverse effect on our business or results of operations. We note that Brexit may negatively impact the value of the British Pound as compared to the U.S. dollar and other currencies. We assess foreign exchange risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures. Despite our efforts to partially hedge our anticipated exposures, currency fluctuations may impact our financial performance in the future.

Human Capital Risks

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

As of December 31, 2020, we employed approximately 8,200 people worldwide in our continuing operations businesses. While we have no reason to believe that we will be impacted by work stoppages or other labor matters, we cannot assure that future issues with our team members or labor unions will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our team members. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce.

Legal, Regulatory & Compliance Risks

Changes in import/export regulatory regimes, the imposition of tariffs and escalation of global trade conflicts could continue to negatively impact our business.

The U.S. government has imposed tariffs on certain foreign goods from a variety of countries and regions that it perceives as engaging in unfair trade practices, and previously raised the possibility of imposing additional tariff increases or expanding the tariffs to capture other types of goods. In response, many of these foreign governments have imposed retaliatory tariffs on goods that their countries import from the U.S. Changes in U.S. trade policy have and may continue to result in one or more foreign governments adopting responsive trade policies that make it more difficult or costly for us to do business in or import our products from those countries. For example, tariffs on certain Chinese origin goods impact the cost of material and machines we import directly from our manufacturing operations in China, as well as the cost of material and components imported on our behalf by suppliers. The indirect impact of inflationary pressure on costs throughout the supply chain and the direct impact, for example, on costs for machines we import from our manufacturing operations in China, is leading to higher input costs and lower margins on certain products we sell. In addition, tariffs imposed by the Chinese government on U.S. imports have made the cost of some of our products more expensive for our Chinese customers.

We cannot predict the extent to which the new U.S. administration or other countries will impose new or additional quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. Tariffs and the possibility of an escalation or further developments of current trade conflicts, particularly between the U.S. and China, could continue to negatively impact global trade and economic conditions in many of the regions where we do business. This could result in continued significant increases in our material and component costs and the cost of machinery imported directly from our manufacturing operations in China. In addition, it may adversely impact demand for our products in China and elsewhere.

While we have been able to mitigate a portion of the effects of tariffs through the U.S. government’s duty draw back mechanism and from tariff exclusions, nearly all tariff exclusions have expired and there is no indication that expired tariff exclusions will be reinstated. If we are unable to recover a substantial portion of increased raw material, component or machinery costs through duty draw-back or from our customers and suppliers this could have an adverse effect on our business or results of operations.

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

While plans are in place to continue to comply with the phase-in of European Stage V regulations, we are dependent on our engine suppliers to continue to timely deliver engines which meet applicable emissions regulations. A failure to timely receive appropriate engines from our suppliers could result in our being placed in uncompetitive positions or without finished product when needed. Compliance with environmental laws and regulations has required, and will continue to require, us to make expenditures; however, we do not expect these expenditures to have a material adverse effect on our business or results of operations.

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

We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.

We must comply with all applicable laws, including the Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit engaging in corruption for the purpose of obtaining or retaining business. These anti-corruption laws prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Our global activities and distribution model are subject to risk of corruption by our employees and in addition, our sales agents, distributors, dealers and other third parties that transact Terex business particularly because these parties are generally not subject to our control. We have an internal policy that expressly prohibits engaging in any commercial bribery and public corruption, including facilitation payments. We conduct corruption risk assessments, have implemented training programs for our employees with respect to the Company’s prohibition against public corruption and commercial bribery, and perform reputational due diligence on certain third parties that transact Terex business. In addition, we conduct transaction testing to assess compliance with our internal anti-corruption policy and procedures. However, we cannot assure you that our policies, procedures and programs always will protect us from reckless or criminal acts committed by our employees or third parties that transact Terex business. We have a zero tolerance policy for violations of anti-corruption laws and our anti-corruption policy. In the event we believe or have reason to believe our employees, agents, representatives, dealers or distributors or other third parties that transact Terex business have or may have violated our anti-corruption policy or applicable anti-corruption laws, we investigate or have outside counsel investigate relevant facts and circumstances. Although we have a compliance program in place designed to reduce the likelihood of potential violations of such laws, violations of anti-corruption laws could result in significant fines, criminal sanctions against us or our employees, prohibitions on the conduct of our business including our business with the U.S. government, an adverse effect on our reputation, business and results of operations and financial condition and a violation of our injunction or cease and desist order with the SEC. See Risk Factor entitled, “We must comply with an injunction and related obligations imposed by the SEC.”

Increasing regulatory focus on privacy and data security issues and expanding laws could expose us to increased liability.

The legislative and regulatory framework for privacy and data protection issues worldwide is also rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect and transfer personal data as part of our business processes and activities. This data is subject to a variety of U.S., E.U. and other international laws and regulations, including oversight by various regulatory or other governmental bodies. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or to comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations (including at newly acquired companies) could result in additional cost and liability to us or company officials, damage our reputation, inhibit sales, and otherwise adversely affect our business.

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

Strategic Performance Risks

The timing and amount of benefits from our strategic initiatives may not be as expected and our financial results could be adversely impacted.

In 2020, we transitioned our “Focus, Simplify, Execute to Win” strategy to “Execute, Innovate, Grow”. This is part of our continuing strategy to deliver long-term growth and earnings to our shareholders. We have made, and continue to make, significant investments in these strategic initiatives. However, we cannot provide any assurance that we will be able to realize the full anticipated benefits of these initiatives. Although “Execute, Innovate, Grow” is expected to improve future operating margins and revenue growth, if we are unable to achieve expected benefits from these initiatives or are unable to complete them without material disruption to our businesses, the timing and amount of benefits may not be as expected and could adversely impact the Company’s competitive position, financial condition, profitability and/or cash flows.

General Risk Factors

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

As of December 31, 2020, our principal manufacturing, warehouse, service and office facilities comprised a total of approximately 7 million square feet of space worldwide. The following table outlines the principal manufacturing, warehouse, service and office facilities owned or leased (as indicated below) by the Company and its subsidiaries in relation to our continuing businesses:

BUSINESS SEGMENT	FACILITY LOCATION	BUSINESS SEGMENT	FACILITY LOCATION

Corporate/Other	Norwalk, Connecticut (1)	MP (continued)	Hosur, India
	Schaffhausen, Switzerland (1)		Subang Jaya, Malaysia (1)
AWP	Moses Lake, Washington (1)		Ballymoney, Northern Ireland
	North Bend, Washington (1)		Campsie, Northern Ireland
	Redmond, Washington (1)		Dungannon, Northern Ireland (1)
	Changzhou, China		Omagh, Northern Ireland (1)
	Umbertide, Italy		Newton, New Hampshire
	Darra, Australia (1)		Canton, South Dakota
	Watertown, South Dakota		Fort Wayne, Indiana
	Huron, South Dakota		Bad Schönborn, Germany
	Betim, Brazil (1) (2)		Brisbane, Australia (1)
Crespellano, Italy
MP	Louisville, Kentucky		Fontanafredda, Italy
	Durand, Michigan	Multiple Business Segments	Southaven, Mississippi (1)
	Coalville, England		Oklahoma City, Oklahoma

(1)These facilities are either partially or fully leased or subleased.
(2) Plans have been announced to exit the business associated with this facility.

We also have numerous owned or leased locations for new machine and parts sales, distribution and service located worldwide.

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

For information concerning litigation and other contingencies and uncertainties, including our proceedings involving a claim in Brazil regarding payment of ICMS tax (Brazilian state value-added tax), see Note O – “Litigation and Contingencies,” in the Notes to Consolidated Financial Statements.

ITEM 4.    MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $.01 per share (“Common Stock”) is traded on the New York Stock Exchange (“NYSE”) under the symbol “TEX.” Certain of our debt agreements contain restrictions as to the payment of cash dividends to stockholders. In addition, Delaware law limits payment of dividends. In February 2021, Terex’s Board of Directors declared a dividend of $0.12 per share to be paid on March 19, 2021. Any additional payments of dividends will depend upon our financial condition, capital requirements and earnings, as well as other factors that the Board of Directors may deem relevant.

As of February 9, 2021, there were 572 stockholders of record of our Common Stock.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of $100 invested in our Common Stock, the Standard & Poor’s 500 Stock Index and the Peer Group (as defined below) for the period commencing December 31, 2015 through December 31, 2020. The cumulative total stockholder return assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance. The companies in the Peer Group are weighted by market capitalization.

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

	12/15	12/16	12/17	12/18	12/19	12/20
Terex Corporation	100.00	172.75	266.51	154.00	168.92	199.10
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
Peer Group	100.00	124.60	164.01	138.45	188.92	214.50
Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended December 31, 2020 of our Common Stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
October 1, 2020 – October 31, 2020	1,325	$24.50	—	$140,517
November 1, 2020 – November 30, 2020	1,165	$26.65	—	$140,517
December 1, 2020 – December 31, 2020	1,178	$34.93	—	$140,517
Total	3,668	$28.53	—	$140,517
(1)Amount includes shares of Common Stock purchased to satisfy requirements under the Company’s deferred compensation obligations to employees.
(2)In July 2018, our Board of Directors authorized and the Company publicly announced the repurchase of up to an additional $300 million of the Company’s outstanding common shares.

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a global manufacturer of aerial work platforms and materials processing machinery. We design, build and support products used in construction, maintenance, manufacturing, energy, minerals and materials management applications. Our products are manufactured in North and South America, Europe, Australia and Asia and sold worldwide. We engage with customers through all stages of the product life cycle, from initial specification and financing to parts and service support. We report our business in the following segments: (i) AWP and (ii) MP.

Further information about our reportable segments appears below and in Note B - “Business Segment Information” in the Notes to Consolidated Financial Statements.

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

We calculate a non-GAAP measure of free cash flow. We define free cash flow as Net cash provided by (used in) operating activities, plus (minus) increases (decreases) in TFS finance receivables consisting of sales-type leases and commercial loans (“TFS Assets”), less Capital expenditures, net of proceeds from sale of capital assets. We believe this measure of free cash flow provides management and investors further useful information on cash generation or use in our primary operations.

We discuss forward looking information related to expected earnings per share (“EPS”) excluding the impact of potential future acquisitions, divestitures, restructuring and other unusual items. Our 2021 outlook for earnings per share is a non-GAAP financial measure because it excludes unusual items. The Company is not able to reconcile these forward-looking non-GAAP financial measures to their most directly comparable forward-looking GAAP financial measures without unreasonable efforts because the Company is unable to predict with a reasonable degree of certainty the exact timing and impact of such items. The unavailable information could have a significant impact on the Company’s full year 2021 GAAP financial results. This forward looking information provides guidance to investors about our EPS expectations excluding these unusual items that we do not believe are reflective of our ongoing operations.

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

Non-GAAP measures we also use include Net Operating Profit After Tax (“NOPAT”) as adjusted, Income (loss) from operations as adjusted, Cash and cash equivalents as adjusted and Stockholders’ equity as adjusted, which are used in the calculation of our after tax return on invested capital (“ROIC”) (collectively the “Non-GAAP Measures”), which are discussed in detail below.

Overview

The past year was one of transition for Terex. We evolved our “Focus, Simplify, Execute to Win” strategy to its next phase of “Execute, Innovate, Grow”. We are progressing into a leaner organization, with fewer organizational levels, including the elimination and consolidation of management layers. Also, as we right-size our organization, we have been re-evaluating and reducing our company-wide footprint. We recognize that to win in the marketplace we must have a globally cost competitive manufacturing footprint. We have been and will continue to take the actions necessary to achieve this objective. We will also continue to innovate in our products and technology. We are listening to our customers, so our products and services offer the features and benefits which provide value to our customers. We are emphasizing execution, driving innovation and growth, specifically focused on profitable growth.

We were significantly impacted in 2020 by the COVID-19 pandemic. Overall, 2020 demonstrated the resilience of our business and team members to deliver improving results throughout the year against a very challenging backdrop. While the COVID-19 pandemic continued in the second half of 2020, global economic activity has stabilized and begun to gradually recover but remains below pre-COVID-19 levels. In response to the ongoing pandemic, we implemented safety, financial and cost reduction actions.

Although our strategy has evolved, safety is and will remain the top priority of the Company driven by our Zero Harm Safety culture of Think Safe – Work Safe – Home Safe. Our global and regional crisis response teams remain active and our facilities continue refining their preparedness and response plans to ensure they can respond swiftly as local or regional pandemic conditions change. The continuing vigilance of our team members both inside and outside of work and the successful COVID-19 safety measures we implemented early on are effectively protecting our team.

After safety, our top priority is our liquidity. As of December 31, 2020, we had approximately $1.1 billion in available liquidity. We have taken numerous actions so that we can maintain strong liquidity levels going forward. It is important that all of Terex’s stakeholders, including customers, suppliers, team members and credit and equity investors, have confidence that we have the operational and financial strength to manage successfully through this period of uncertainty. We believe we have ample liquidity to meet our business plans. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

Throughout 2020, we have made good progress in lowering our costs. Specifically, we have reduced our SG&A cost structure for 2021 by over $100 million as compared to 2019, driven by headcount reductions, footprint reductions, optimizing our information technology spend and automating and digitizing processes. These actions have enabled us to come into 2021 well positioned to meet our target of SG&A percent to sales for 2021 of 12.5%. Given the economic and industry uncertainty posed by the pandemic, we reduced our 2020 capital spending by 35%, although we continued to invest in growth as demonstrated by our new Utilities manufacturing facility and continued expansion of our Changzhou, China facility. We will continue to invest in 2021 with capital spending, net of asset dispositions, expected to be approximately $90 million.

Net sales in 2020 were down 29% compared to 2019 driven by the onset of the pandemic in early 2020. Net sales stabilized and improved in the second half of 2020 as compared to the first half of 2020. As a result, net sales were only down 11% in the fourth quarter of 2020 compared to the same quarter in 2019. End markets for both AWP and MP continued to recover in the second half of 2020 from the lows in the second quarter of 2020.

Our AWP segment’s 2020 net sales were down 35% from the prior year period driven by end markets in the U.S. and Europe being significantly below last year’s levels as a result of the pandemic. The market and our aerial products sales in China were strong throughout most of 2020 after a slow start to the year caused by the pandemic. Overall, the utilities market was softer in 2020 but did not experience the same levels of decline as our aerials business. We aggressively managed production levels to ensure we were not building excess inventory. Our aggressive production control allowed us to achieve almost a $180 million reduction in aerial products inventory levels year-over-year. We expect the improved customer sentiment demonstrated by our Genie and Utilities customers in the second half of 2020 to continue into 2021 and are encouraged by our backlog for the segment, which is up 10% compared to the prior year. As a result, we anticipate sales of approximately $2.0 billion and an operating margin of approximately 6.5% in 2021.

Our MP segment’s 2020 net sales were down 22% from the prior year period driven by cautious customer sentiment delaying capital purchases of crushing and screening equipment and material handlers. However, net sales stabilized and improved in the second half of 2020 as compared to the first half of 2020. As a result, net sales were only down 3% in the fourth quarter of 2020 compared to the same quarter in 2019. The MP team has been aggressively managing all elements of cost in a challenging environment. This helped drive the strong financial performance of the MP segment, achieving an operating margin of 11% in 2020, despite the decrease in net sales. We expect MP to continue its consistent operating performance in 2021 and are encouraged by our backlog for the segment, which is up 59% compared to the prior year. As a result, we anticipate sales of approximately $1.4 billion and an operating margin of approximately 12% in 2021.

Throughout 2020, we have been intensely focused on rightsizing our inventory levels to the customer demand environment, especially in our aerial products business. Our focus on net working capital management drove $141 million of free cash flow generation in 2020. Our strong liquidity and expected 2021 free cash flow generation allowed us to initiate our option to prepay a portion of our term loans prior to their maturity date and reinstate a dividend in 2021.

In 2020, our largest market remained North America, which represented approximately 57% of our global sales in continuing operations. As compared to the prior year period, our sales were down double digits in every major geography.

We have seen our markets stabilize and improve over the course of 2020 and we currently expect to see markets improve in 2021 due to the global deployment of COVID-19 vaccines and AWP customers’ fleet replenishment. However, we continue to operate in an unprecedented period and our results could continue to change, negatively or positively.  Disruptions associated with COVID-19, whether it is team member absenteeism or supply chain disruptions, could impact our results. See Part I, Item 1A. – “Risk Factors” for a detailed description of the risks resulting from COVID-19. As a result, we currently expect 2021 earnings per share (“EPS”) to be between $1.95 and $2.35, on net sales of approximately $3.45 billion.

ROIC

ROIC and other Non-GAAP Measures (as calculated below) assist in showing how effectively we utilize capital invested in our operations. ROIC is determined by dividing the sum of NOPAT for each of the previous four quarters by the average of Debt less Cash and cash equivalents plus Stockholders’ equity for the previous five quarters. NOPAT for each quarter is calculated by multiplying Income (loss) from operations by one minus the effective tax rate.

In the calculation of ROIC, we adjust Income (loss) from operations and Stockholders’ equity to remove the effects of the impact of certain transactions in order to create a measure that is useful to understanding our operating results and the ongoing performance of our underlying business without the impact of unusual items as shown in the tables below. Cash and cash equivalents is adjusted to include amounts recorded as held for sale.

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

Terex management and Board of Directors use ROIC as one measure to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at December 31, 2020 was 3.8%.

Amounts described below are reported in millions of U.S. dollars, except for the effective tax rate. Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Dec '20	Sep '20	Jun '20	Mar '20	Dec '19
Effective tax rate	18.2%	18.2%	18.2%	18.2%
Income (loss) from operations as adjusted	$30.6	$34.7	$4.0	$(4.5)
Multiplied by: 1 minus effective tax rate	81.8%	81.8%	81.8%	81.8%
Adjusted net operating income (loss) after tax	$25.0	$28.4	$3.3	$(3.7)
Debt	$1,173.8	$1,174.5	$1,174.5	$1,345.1	$1,175.7
Less: Cash and cash equivalents as adjusted	(670.1)	(512.6)	(429.9)	(515.0)	(540.1)
Debt less Cash and cash equivalents as adjusted	$503.7	$661.9	$744.6	$830.1	$635.6
Stockholders’ equity as adjusted	$816.0	$746.1	$679.2	$649.7	$789.7
Debt less Cash and cash equivalents plus Total Terex Corporation stockholders’ equity as adjusted	$1,319.7	$1,408.0	$1,423.8	$1,479.8	$1,425.3

December 31, 2020 ROIC	3.8%
NOPAT as adjusted (last 4 quarters)	$53.0
Average Debt less Cash and cash equivalents plus Stockholders’ equity, as adjusted (5 quarters)	$1,411.3

	Three months ended 12/31/20	Three months ended 9/30/20	Three months ended 6/30/20	Three months ended 3/31/20
Reconciliation of income (loss) from operations:
Income (loss) from operations as reported	$31.6	$36.5	$7.4	$(7.1)
Adjustments:
(Income) loss from TFS	(1.0)	(1.8)	(3.4)	2.6
Income (loss) from operations as adjusted	$30.6	$34.7	$4.0	$(4.5)

	As of 12/31/20	As of 9/30/20	As of 6/30/20	As of 3/31/20	As of 12/31/19
Reconciliation of Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$665.0	$508.3	$426.0	$511.3	$535.1
Cash and cash equivalents - assets held for sale	5.1	4.3	3.9	3.7	5.0
Cash and cash equivalents as adjusted	$670.1	$512.6	$429.9	$515.0	$540.1

Reconciliation of Stockholders’ equity:
Stockholders’ equity as reported	$921.5	$852.7	$800.4	$786.2	$932.3
TFS Assets	(113.9)	(115.8)	(131.9)	(150.0)	(154.0)
Effects of adjustments, net of tax:
Restructuring and related	8.3	8.3	8.3	8.3	8.3
Transformation	2.9	2.9	2.9	2.9	2.9
Other	1.0	1.0	1.0	1.0	1.0
(Income) loss from TFS	(3.8)	(3.0)	(1.5)	1.3	(0.8)
Stockholders’ equity as adjusted	$816.0	$746.1	$679.2	$649.7	$789.7

RESULTS OF OPERATIONS

2020 COMPARED WITH 2019

Consolidated

	2020		2019
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$3,076.4	—	$4,353.1	—	(29.3)%
Gross profit	$539.3	17.5%	$887.8	20.4%	(39.3)%
SG&A	$470.9	15.3%	$552.8	12.7%	(14.8)%
Income (loss) from operations	$68.4	2.2%	$335.0	7.7%	(79.6)%

Net sales for the year ended December 31, 2020 decreased $1,276.7 million when compared to 2019. The decrease in net sales was primarily due to lower demand for aerial work platforms, telehandlers and utility equipment in our AWP segment and materials processing equipment, material handlers, cranes and concrete mixer trucks in our MP segment primarily as a result of COVID-19 adversely affecting our customers’ sentiment and spending, leading to a downturn in our markets.

Gross profit for the year ended December 31, 2020 decreased $348.5 million when compared to 2019. The decrease was primarily due to lower sales in our AWP and MP segments and temporary volume related manufacturing inefficiencies in our AWP segment as a result of the impact of COVID-19.

SG&A costs for the year ended December 31, 2020 decreased $81.9 million when compared to 2019. The decrease was primarily due to cost control measures, including right-sizing our workforce, temporary salary reductions and reduced discretionary spending, taken across all areas of our business, partially offset by severance and restructuring charges taken in 2020.

Income from operations decreased by $266.6 million for the year ended December 31, 2020 when compared to 2019. The decrease was primarily due to the negative impact of COVID-19 on our businesses, partially offset by lower selling, general and administrative expenses.

Aerial Work Platforms

	2020		2019
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,782.9	—	$2,726.6	—	(34.6)%
Income from operations	$0.5	—%	$196.2	7.2%	(99.7)%

Net sales for the AWP segment for the year ended December 31, 2020 decreased $943.7 million when compared to 2019 primarily due to lower demand for aerial work platforms in all major geographies, telehandlers in North America and Europe and utility equipment in North America as a result of COVID-19 adversely affecting our customers’ sentiment and spending, leading to a downturn in our markets.

Income from operations for the year ended December 31, 2020 decreased $195.7 million when compared to 2019 primarily due to lower sales volume, temporary volume related manufacturing inefficiencies as a result of the impact of COVID-19 and severance and restructuring charges, partially offset by reduced spending for selling, general and administrative expenses.

Materials Processing

	2020		2019
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,256.8	—	$1,602.6	—	(21.6)%
Income from operations	$143.4	11.4%	$227.9	14.2%	(37.1)%

Net sales for the MP segment decreased by $345.8 million for the year ended December 31, 2020 when compared to 2019 primarily due to decreased demand for materials processing equipment, material handlers and cranes in all major geographies and concrete mixer trucks in North America as a result of COVID-19 adversely affecting our customers’ sentiment and spending, leading to a downturn in our markets.

Income from operations for the year ended December 31, 2020 decreased $84.5 million when compared to 2019 primarily due to lower sales volume as a result of the impact of COVID-19, partially offset by reduced spending for selling, general and administrative expenses.

Corporate and Other / Eliminations

	2020		2019
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$36.7	—	$23.9	—	53.6%
Loss from operations	$(75.5)	*	$(89.1)	*	15.3%
* Not a meaningful percentage

Net sales include on-book financing activities of TFS and elimination of intercompany sales activity among segments. The net sales increase is primarily attributable to lower intercompany sales eliminations, partially offset by lower TFS revenue.

Loss from operations for the year ended December 31, 2020 decreased $13.6 million when compared to 2019. The decrease in operating loss is primarily due to lower general and administrative spending and reduced personnel expense due to right-sizing our workforce, partially offset by the gain on sale of an investment in 2019 and a specific finance receivable reserve for one customer in 2020.

Interest Expense, Net of Interest Income

During the year ended December 31, 2020, our interest expense, net of interest income, was $62.3 million, or $19.1 million lower than the same period in the prior year due to a decrease in average borrowings and lower rates.

Other Income (Expense) - Net

Other income (expense) – net for the year ended December 31, 2020 was income of $4.9 million, compared to a loss of $6.1 million in 2019. The change was primarily due to foreign exchange translation gains in the current year period compared to losses in 2019, a gain related to the repayment to Terex of a third party note and a positive post-closing adjustment in 2020 related to the settlement of our U.S. defined benefit pension plan in 2018.

Income Taxes

During the year ended December 31, 2020, we recognized an income tax expense of $2.0 million on income of $11.0 million, an effective tax rate of 18.2%, as compared to an income tax expense of $37.8 million on income of $247.5 million, an effective tax rate of 15.3%, for the year ended December 31, 2019. The higher effective tax rate for the year ended December 31, 2020 is primarily due to U.S. tax on foreign income, partially offset by geographic mix and tax benefits from the CARES Act and changes in tax regulations, when compared to the year ended December 31, 2019.

Income (Loss) from Discontinued Operations - Net of Tax

Loss from discontinued operations - net of tax for the year ended December 31, 2020 was $0.4 million compared to a loss of $155.4 million for the year ended December 31, 2019. The change was due to non-recurring losses in 2019 from recognition of a pre-tax charge of approximately $82 million ($82 million after-tax) to write-down the mobile cranes disposal group to fair value, less costs to sell and the negative performance of our mobile cranes business prior to disposition.

Gain (Loss) on Disposition of Discontinued Operations - Net of Tax

During the year ended December 31, 2020, we recognized a loss on disposition of discontinued operations - net of tax of $19.2 million, primarily related to a settlement with Tadano Ltd. and certain of its subsidiaries (“Tadano”) on cash, debt, working capital and certain other items related to the disposition of Demag® mobile cranes business to Tadano.

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

Materials Processing

	2019		2018
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,602.6	—	$1,576.8	—	1.6%
Income from operations	$227.9	14.2%	$211.1	13.4%	8.0%

Net sales for the MP segment increased by $25.8 million for the year ended December 31, 2019 when compared to 2018 primarily due to higher demand for material handlers and mobile crushing and screening equipment, pick and carry equipment primarily in Australia and concrete mixer trucks in North America, partially offset by weakening demand for tower cranes. Net sales were negatively impacted by effects of foreign exchange rate changes, particularly in Europe, of approximately $62 million.

Income from operations for the year ended December 31, 2019 increased $16.8 million when compared to 2018 primarily due to higher overall sales volume and a customer advance forfeiture, partially offset by the negative effects of foreign exchange rate changes.

Corporate and Other / Eliminations

	2019		2018
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$23.9	—	$(10.0)	—	339.0%
Loss from operations	$(89.1)	*	$(99.1)	*	10.1%
* Not a meaningful percentage

Net sales include on-book financing activities of TFS and elimination of intercompany sales activity among segments. The net sales increase is primarily due to lower intercompany sales eliminations and increased governmental sales.

Loss from operations for the year ended December 31, 2019 decreased $10.0 million when compared to 2018. The decrease in operating loss is primarily due to lower compensation costs and professional fees and the sale of an equity investment, partially offset by the negative effects of exchange rate changes, a change in allocation of health care costs, severance costs and a specific loss allowance on a finance receivable.

Interest Expense, Net of Interest Income

During the year ended December 31, 2019, our interest expense, net of interest income, was $81.4 million, or $17.3 million higher than the prior year due to an increase in average borrowings, partially offset by lower rates.

Other Income (Expense) - Net

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

Income (Loss) from Discontinued Operations - Net of Tax

Loss from discontinued operations - net of tax for the year ended December 31, 2019 was $155.4 million, compared to a loss of $130.4 million for the year ended December 31, 2018. The loss in 2019 was primarily from recognition of a pre-tax charge of approximately $82 million ($82 million after-tax) to write-down the mobile cranes disposal group to fair value, less costs to sell, and the negative performance of our mobile cranes business.

Gain (Loss) on Disposition of Discontinued Operations - Net of Tax

Gain on disposition of discontinued operations - net of tax for the year ended December 31, 2019, was $0.1 million compared to a gain of $2.4 million for the year ended December 31, 2018. The gain in 2019 was primarily related to a gain on the sale of our North American mobile crane product lines manufactured in its Oklahoma City facility, partially offset by post-closing adjustments for the sale of MHPS and a loss on the sale of Demag.

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

Inventories – In valuing inventory, we are required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or net realizable value (“NRV”). These assumptions require us to analyze the aging of and forecasted demand for our inventory, forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory. Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with our customers for future orders, including their plans for expenditures, and market trends for similar products. Our judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage. Valuation of used equipment taken in trade from customers requires us to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events that could significantly influence our judgment and related estimates include general economic conditions in markets where our products are sold, new equipment price fluctuations, actions of our competitors, including introduction of new products and technological advances, as well as new products and design changes we introduce. We make adjustments to our inventory reserves based on identification of specific situations and increase our inventory reserves accordingly. As further changes in future economic or industry conditions occur, we may revise estimates that were used to calculate our inventory reserves.

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

Guarantees – We have issued guarantees to financial institutions related to financing of equipment purchases by our customers. We assess the expectation of losses or non-performance based on consideration of historical customer reviews, current financial conditions, reasonable and supportable forecasts, equipment collateral value and other factors. Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty.

Our customers may fund the acquisition of our equipment through third-party finance companies. In certain instances, we may provide a credit guarantee to the finance company by which we agree to make payments to the finance company should the customer default. Our maximum liability is generally limited to our customer’s remaining payments due to the finance company at the time of default. In the event of a customer default, we are generally able to recover and dispose of the equipment at a minimum loss, if any, to us. Reserves are recorded for expected loss over the contractual period of risk exposure.

There can be no assurance our historical experience in used equipment markets will be indicative of future results. Our ability to recover losses from our guarantees may be affected by economic conditions in used equipment markets at the time of loss. See Note O – “Litigation and Contingencies” in the Notes to Consolidated Financial Statements for further information regarding our guarantees.

Revenue Recognition – We recognize revenue when goods or services are transferred to customers in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. In determining when and how revenue is recognized from contracts with customers, we perform the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The majority of our revenue is recognized at the time of shipment, at the net sales price (transaction price). Estimates of variable consideration, such as volume discounts and rebates, reduce transaction price when it is probable that a customer will attain these types of sales incentives. These estimates are primarily derived from contractual terms and historical experience.

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are recorded at invoiced amount and do not bear interest. Allowance for doubtful accounts is our estimate of current expected credit losses on existing accounts receivable and determined based on historical customer reviews, current financial conditions and reasonable and supportable forecasts. Account balances are charged off against the allowance when the Company determines it is expected the receivable will not be recovered. There can be no assurance that our estimate of accounts receivable collection will be indicative of future results.

Goodwill – Goodwill is assigned to one or more reporting segments on the date of acquisition. We review our goodwill for impairment annually during the fourth quarter of each fiscal year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of any one of our reporting units below its respective carrying amount.

In performing the goodwill impairment test, we may first perform a qualitative assessment or bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. A qualitative assessment requires that we consider events or circumstances including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting segment’s net assets and changes in our stock price. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair values of our reporting units are greater than the carrying amounts, then a quantitative impairment test does not need to be performed.

If the qualitative assessment indicates a quantitative analysis should be performed or a quantitative analysis is directly elected, we evaluate goodwill for impairment by comparing the fair value of each of our reporting units to its carrying value, including the associated goodwill. To determine the fair values, we use an income approach, along with other relevant market information, derived from a discounted cash flow model to estimate fair value of our reporting units. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any, would be recognized. The loss recognized would not exceed total amount of goodwill allocated to that reporting unit.

See Note I – “Goodwill and Intangible Assets, Net” in the Notes to Consolidated Financial Statements for further information.

Impairment of Long-Lived Assets – We assess the realizability of our long-lived assets, including definite-lived intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if estimated future undiscounted cash flows are less than carrying value. If an impairment is indicated, assets are written down to their fair value, which is typically determined by a discounted cash flow analysis. Future cash flow projections include assumptions regarding future sales levels and the level of working capital needed to support the assets. We use data developed by business segment management as well as macroeconomic data in making these calculations. There are no assurances that future cash flow assumptions will be achieved. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and carrying value of the asset.

Accrued Warranties – We record accruals for potential warranty claims based on our claim experience. A liability for estimated warranty claims is accrued at the time of sale. The liability is established using historical warranty claims experience for each product sold. Historical claims experience may be adjusted for known design improvements or for the impact of unusual product quality issues. Assumptions are updated for known events that may affect the potential warranty liability. However, actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation as a result of many factors that cannot be predicted with certainty, including production quality issues, performance of new products, models and technology, changes in weather conditions for product operation, different uses for products and other similar factors.

Defined Benefit Plans – Pension benefits represent financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. As of December 31, 2020, we maintained an unfunded, nonqualified Supplemental Executive Retirement Plan (the “U.S. SERP”) for certain former U.S. employees. Generally, the U.S. SERP provides a benefit based on average total compensation earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program, excluding salary deferrals and matching contributions. In addition, benefits are reduced by Social Security Primary Insurance Amounts attributable to Company contributions.

We maintain defined benefit plans in France, Germany, Italy, India, Switzerland and the U.K. for some of our subsidiaries. The plans in France, Germany, Italy and India are unfunded plans. The plan in the U.K. is frozen. Participation in the German plans is frozen; however, eligible participants are credited with post-freeze service for purposes of determining vesting and the amount of benefits. For our operations in Italy, there are mandatory termination indemnity plans providing a benefit payable upon termination of employment in substantially all cases of termination. We record this obligation based on the mandated requirements. The measure of the current obligation is not dependent on the employees’ future service and therefore is measured at current value. The defined benefit plans in France, India and Switzerland are mandatory benefit plans for all employees.

Plan assets consist primarily of fixed income and equity securities. For non-U.S. funded plans, approximately 74% of the assets are in fixed income securities, 23% are in equity securities and 3% are in real estate securities. These allocations are reviewed periodically and updated to meet the long-term goals of the plans.

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

Expected long-term rates of return on pension plan assets were 4.00% for the U.K. plan and 2.00% for the Swiss plan at December 31, 2020. Our strategy with regard to the investments in the pension plans is to earn a rate of return sufficient to match or exceed the long-term growth of pension liabilities. The expected rate of return of plan assets represents an estimate of long-term returns on the investment portfolio. These rates are determined annually by management based on a weighted average of current and historical market trends, historical portfolio performance and the portfolio mix of investments. The expected long-term rate of return on plan assets at December 31 is used to measure the earnings effects for the subsequent year. The difference between the expected return and the actual return on plan assets affects the calculated value of plan assets and, ultimately, future pension expense (income).

The discount rates were 2.50% for the U.S. SERP and 0.00% to 6.50% with a weighted average of 1.42% for non-U.S. plans at December 31, 2020. The discount rate enables us to estimate the present value of expected future cash flows on the measurement date. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments at the December 31 measurement date. The discount rate at December 31 is used to measure the year-end benefit obligations and the earnings effects on the subsequent year. Typically, a higher discount rate decreases the present value of benefit obligations.

The U.S. SERP has no expected rate of compensation increase as all participants have retired or have a terminated vested benefit payable in the future. Our U.K. pension plan is frozen so there is no expected rate of compensation increase; however, other non-U.S. plans’ expected rates of compensation increases were 1.00% to 8.00%. The weighted average for all non-U.S. plans of 0.17% at December 31, 2020. These estimated annual compensation increases are determined by management every year and are based on historical trends and market indices.

We have recorded the underfunded status of our defined benefit pension plans as a liability and the unrecognized prior service costs and actuarial gains (losses) as an adjustment to Stockholders’ equity on the Consolidated Balance Sheet. The net decrease in the liability and increased funded status of $0.9 million was due primarily to gains incurred on our pension assets partially offset by changes in assumptions from the previous year, primarily decreases in discount rates.

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

Assumptions used in computing our net pension expense and projected benefit obligation have a significant effect on the amounts reported. A 25 basis point change in each assumption below would have the following effects upon net pension expense and projected benefit obligation, respectively, as of and for the year ended December 31, 2020:

($ amounts in millions)	Increase		Decrease
	Discount Rate	Expected long- term rate of return	Discount Rate	Expected long- term rate of return
U. S. Plan:
Net pension expense	$—	$—	$—	$—
Projected benefit obligation	$(1.2)	$—	$1.3	—

Non-U.S. Plans:
Net pension expense	$0.4	$(0.3)	$(0.5)	$0.2
Projected benefit obligation	$(6.5)	$—	$7.0	—

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

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business.  At December 31, 2020, we had cash and cash equivalents of $670.1 million and undrawn availability under our revolving line of credit of $600 million. During the year ended December 31, 2020, our available liquidity was stable year-over-year at approximately $1.1 billion primarily due to approximately $130 million of cash provided from disciplined working capital management which was offset by a minimum liquidity requirement of $150 million at December 31, 2020.

Our main sources of funding are cash generated from operations, including cash generated from the sale of receivables, loans from our bank credit facilities and funds raised in capital markets. We have no significant debt maturities until 2023 and we have increased our focus on internal cash flow generation. Our actions to maintain liquidity in 2020 included reducing costs and working capital, delaying certain capital spending projects and the suspension of our share repurchase program and dividend payments. We also amended our revolving credit facility in April 2020 to provide us with additional flexibility to manage the Company. These measures, in conjunction with our expectation to generate approximately $100 million of free cash flow in 2021, will provide us with adequate liquidity to comply with our financial covenants under our bank credit facility, continue to support internal operating initiatives and meet our operating and debt service requirements for at least the next 12 months. See Part II, Item 1A. – “Risk Factors” for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business.

Our ability to generate cash from operations is subject to numerous factors, including the following:

•The duration and depth of the global economic uncertainty resulting from COVID-19.
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
•Our suppliers extend payment terms to us primarily based on our overall credit rating.  Deterioration in our credit rating may influence suppliers’ willingness to extend terms and in turn accelerate cash requirements of our business.
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

We seek to use cash held by our foreign subsidiaries to support our operations and continued growth plans outside and inside the U.S. through funding of capital expenditures, operating expenses or other similar cash needs of these operations. Most of this cash could be used in the U.S., if necessary, without additional tax cost. Incremental cash repatriated to the U.S. would not be expected to result in material foreign and state tax cost. We will continue to seek opportunities to tax-efficiently mobilize and redeploy funds.

We had free cash flow of $141.3 million for the year ended December 31, 2020.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

Year Ended 12/31/2020
Net cash provided by (used in) operating activities	$225.4
Increase (decrease) in TFS assets	(40.1)
Capital expenditures, net of proceeds from sale of capital assets (1)	(44.0)
Free cash flow	$141.3
(1) Includes $17.8 million of proceeds from sale of capital assets within Proceeds (payments) from disposition of discontinued operations in the Consolidated Statement of Cash Flows for the year ended December 31, 2020.

Pursuant to terms of our trade accounts receivable factoring arrangements, we sold, without recourse, approximately $406 million and $1,108 million of trade accounts receivable to enhance liquidity during the years ended December 31, 2020 and 2019, respectively. We also sold approximately $80 million and $226 million of sales-type leases and commercial loans during the years ended December 31, 2020 and 2019, respectively. Receivable and financial asset sales were down 64% from the prior year period as we maintained strong liquidity levels throughout 2020 resulting in lower reliance on low-cost funding arrangements.

Working capital as a percent of trailing three month annualized net sales was 19.2% at December 31, 2020 which is an improvement over the prior year.

The following tables show the calculation of our working capital in continuing operations and trailing three months annualized sales as of December 31, 2020 (in millions):

Three months ended 12/31/2020
Net Sales	$786.7
x	4
Trailing Three Month Annualized Net Sales	$3,146.8

As of 12/31/20
Inventories	$610.4
Trade Receivables	381.2
Trade Accounts Payable	(369.9)
Customer Advances	(17.8)
Working Capital	$603.9

On January 31, 2017, we entered into a credit agreement (as amended, the “2017 Credit Agreement”). The 2017 Credit Agreement contains a $400 million senior secured term loan (the “Original Term Loan”). The Original Term Loan portion of the 2017 Credit Agreement bears interest at a rate of LIBOR plus 2.00% with a 0.75% LIBOR floor. On March 7, 2019, we entered into an Incremental Assumption Agreement and Amendment No. 3 (“Amendment No. 3”) to the 2017 Credit Agreement. Amendment No. 3 provided us with an additional term loan (the “2019 Term Loan”) under the 2017 Credit Agreement in the amount of $200 million. The 2019 Term Loan portion of the 2017 Credit Agreement bears interest at a rate of LIBOR plus 2.75% with a 0.75% LIBOR floor (the Original Term Loan together with 2019 Term Loan comprise the “Term Loans” portion of the 2017 Credit Agreement). Net proceeds from the 2019 Term Loan were used to reduce borrowings under the revolving line of credit. On April 23, 2020, we entered into a Loan Modification Agreement and Amendment No. 4 (“Amendment No. 4”) to the 2017 Credit Agreement. The 2017 Credit Agreement contains a $600 million revolving line of credit (the “Revolver”). The 2017 Credit Agreement allows unlimited incremental commitments, which may be extended at the option of existing or new lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, with incremental amounts in excess of $150 million through 2021 ($300 million thereafter) requiring the Company to satisfy a senior secured leverage ratio contained in the 2017 Credit Agreement. Interest rates charged under the Revolver in the 2017 Credit Agreement are subject to adjustment based on our consolidated leverage ratio. Amendment No. 4 extended the term of the Revolver to expire on January 31, 2023. As a result of Amendment No. 4, during 2021, we also obtained financial covenant relief for 2020 and 2021. See Note K - “Long-Term Obligations,” in our Consolidated Financial Statements for additional information concerning the 2017 Credit Agreement and Amendment No. 4.

Borrowings under the 2017 Credit Agreement as of December 31, 2020 were $579.9 million, net of discount, on our Term Loans. At December 31, 2020, the weighted average interest rate was 3.00% on our Term Loans. There were no amounts outstanding on our revolving line of credit as of December 31, 2020. In February 2021, we initiated our option to prepay the 2019 Term Loan under the 2017 Credit Agreement prior to its maturity date to reduce our outstanding debt and lower our leverage.

We manage our interest rate risk by maintaining the ratio of fixed and floating rate debt, including use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

Our investment in TFS financial services assets was approximately $114 million, net at December 31, 2020. We remain focused on expanding financing solutions in key markets like the U.S., Europe and China. We also anticipate our continued use of TFS to drive incremental sales by increasing customer financing facilitated through TFS in certain instances. In February 2021, we transferred finance receivables of $89.9 million to TCF National Bank, which qualified for sales treatment under ASC 860. We received $99.4 million cash proceeds from the sale and recognized a net gain of $7.4 million.

In July 2018, our Board of Directors authorized the repurchase of up to an additional $300 million of our outstanding shares of common stock. During the year ended December 31, 2020, we repurchased 2.5 million shares for $54.6 million under this authorization leaving approximately $141 million available for repurchase under this program. In the first quarter of 2020, our Board of Directors declared a dividend of $0.12 per share, which was paid to our shareholders. In April 2020, we announced that we had suspended further share repurchases and dividend payments for the remainder of 2020. In February 2021, our Board of Directors reinstated our quarterly dividend for 2021 and declared a dividend of $0.12 per share which will be paid on March 19, 2021.

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

Cash Flows

Cash provided by operations was $225.4 million and $173.4 million for the years ended December 31, 2020 and 2019, respectively.  The increase in cash provided by operations was primarily driven by improved working capital efficiency, offset by decreased operating profitability.

Cash used in investing activities for the year ended December 31, 2020 was $38.5 million, compared to $103.8 million of cash provided by investing activities for the year ended December 31, 2019.  Cash used in investing activities in the current period relates primarily to capital expenditures. Cash provided by investing activities in the prior period was primarily due to proceeds received from the disposition of Demag and ASV shares, partially offset by capital expenditures.

Cash used in financing activities was $82.8 million and $103.7 million for the years ended December 31, 2020 and 2019, respectively.   The decrease in cash used in financing activities was primarily due to higher net debt repayments and dividend payments in the prior year, partially offset by higher share repurchases in the current year.

Contractual Obligations

The following table sets out our specified contractual obligations at December 31, 2020 (in millions):

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations	$1,372.6	$57.2	$113.8	$1,201.6	$—
Finance lease obligations	5.1	1.8	2.7	0.6	—
Operating lease obligations	123.6	30.9	50.2	28.4	14.1
Purchase obligations (1)	498.0	497.2	0.8	—	—
Total	$1,999.3	$587.1	$167.5	$1,230.6	$14.1

(1)Purchase obligations include non-cancellable and cancellable commitments.  In many cases, cancellable commitments contain penalty provisions for cancellation.

Long-term debt obligations include expected interest expense. Interest expense is calculated using fixed interest rates for indebtedness that has fixed rates and the implied forward rates for term loan indebtedness as of December 31, 2020.

As of December 31, 2020, our liability for uncertain income tax positions was $3.6 million.  The amount of reasonably possible payments in 2021 related to our tax audits worldwide is not significant.  Payments may be made in part to mitigate the accrual of interest in connection with income tax audit assessments that may be issued and that we would contest, or may in part be made to settle the matter with tax authorities.  Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with remaining liabilities, we are unable to make a reasonable estimate of the amount and period in which these remaining liabilities might be paid.

Additionally, at December 31, 2020, we had outstanding letters of credit that totaled $82.5 million and had issued $143.8 million in credit guarantees of customer financing to purchase equipment.

We maintain defined benefit pension plans for some of our operations in the United States and Europe. It is our policy to fund the retirement plans at the minimum level required by applicable regulations. In 2020, we made cash contributions and payments to the retirement plans of $9.7 million, and we estimate that our retirement plan contributions will be approximately $9.4 million in 2021. Changes in market conditions, changes in our funding levels or actions by governmental agencies may result in accelerated funding requirements in future periods.

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

See Note O – “Litigation and Contingencies” in the Notes to Consolidated Financial Statements for further information regarding our guarantees.

CONTINGENCIES AND UNCERTAINTIES

Foreign Exchange and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while costs associated with those revenues are only partly incurred in the same currencies. We purchase hedging instruments to manage variability of future cash flows associated with recognized assets or liabilities due to changing currency exchange rates.  Primary currencies to which we are exposed are the Euro, British Pound and Australian Dollar. See Risk Factor entitled, “We are subject to currency fluctuations.” in Part I, Item 1A. for further information on our foreign exchange risk.

We manage exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintaining the ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary.

See Note J – “Derivative Financial Instruments” in the Notes to Consolidated Financial Statements for further information about our derivatives and Item 7A. – “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the impact changes in foreign currency exchange rates and interest rates may have on our financial performance.

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and other matters. See Note O – “Litigation and Contingencies” in the Notes to Consolidated Financial Statements for more information concerning contingencies and uncertainties, including our proceedings involving a claim in Brazil regarding payment of ICMS tax, penalties and related interest. We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage, intellectual property and other insurable risks required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any liability. However, we do not believe these contingencies and uncertainties will, individually or in aggregate, have a material adverse effect on our operations. For contingencies and uncertainties other than income taxes, when it is probable a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

Foreign Exchange Risk

Our products are sold in over 100 countries around the world. The reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the Euro, British Pound and Australian dollar. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. dollars at the applicable foreign exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in foreign exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency. Due to continued volatility of foreign exchange rates to the U.S. dollar, fluctuations in foreign exchange rates may have an impact on the accuracy of our financial guidance. Such fluctuations in foreign exchange rates relative to the U.S. dollar may cause our actual results to differ materially from those anticipated in our guidance and have a material adverse effect on our business or results of operations. We note that departure of the U.K. from the E.U. may negatively impact the value of the British Pound as compared to the U.S. dollar and other currencies. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures.

At December 31, 2020, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the year ended December 31, 2020 would have had approximately a $19 million impact on the translation effect of foreign exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain a ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary. At December 31, 2020, approximately 24% of our debt was floating rate debt and the weighted average interest rate for all debt was 4.28%.

At December 31, 2020, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at December 31, 2020 would have increased interest expense by approximately $1 million for the year ended December 31, 2020.

Commodities Risk

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, regulatory changes, freight and container availability, labor disputes, suppliers’ impaired financial condition, suppliers’ allocations to other purchasers, weather emergencies, pandemics or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition. Current and potential suppliers are evaluated regularly on their ability to meet our requirements and standards. We actively manage our material supply sourcing, and employ various methods to limit risk associated with commodity cost fluctuations and availability. We design and implement plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base globally, leveraging our overall purchasing volumes to obtain favorable pricing and quantities, developing a closer working relationship with key suppliers and purchasing hedging instruments to partially offset anticipated exposures. One key element of our strategy is to focus on strategic sourcing to gain efficiencies using our global purchasing power.

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items.  While material input costs were generally stable in 2020, steel prices increased considerably beginning in the fourth quarter of 2020, putting pressure on input costs in 2021. Section 301 tariffs on certain Chinese origin goods continue to put pressure on input costs.  While we have been able to mitigate a portion of the effects of tariffs through the U.S. government’s duty draw back mechanism and from tariff exclusions, nearly all tariff exclusions have expired and there is no indication that expired tariff exclusions will be reinstated. Increases in the cost of these materials and components and the elimination of tariff exclusions has an adverse impact on our material costs and may affect our financial performance.  If we are unable to recover a substantial portion of increased raw material or component costs through duty draw-back or from our customers and suppliers this could have an adverse effect on our business or results of operations. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs.  For more information on commodities risk, see Part I, Item 1A. – Risk Factors.

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

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of December 31, 2020, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	__ (1)	$—	1,278,628
Equity compensation plans not approved by stockholders	—	—	—
Total	—		1,278,628

(1)This does not include 2,391,325 shares of restricted stock awards and 706,873 shares held in a rabbi trust for a deferred compensation plan.

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

10.25
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

TEREX CORPORATION

By:	/s/ John L. Garrison, Jr.	February 12, 2021
John L. Garrison, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ John L. Garrison, Jr	Chairman and Chief Executive	February 12, 2021
John L. Garrison, Jr.	Officer
(Principal Executive Officer)

/s/ John D. Sheehan	Senior Vice President and Chief Financial	February 12, 2021
John D. Sheehan	Officer
(Principal Financial Officer)

/s/ Stephen A. Johnston	Chief Accounting Officer	February 12, 2021
Stephen A. Johnston	(Principal Accounting Officer)

*/s/ Paula H. J. Cholmondeley	Director
Paula H. J. Cholmondeley

*/s/ Don DeFosset	Director
Don DeFosset

*/s/ Thomas J. Hansen	Director
Thomas J. Hansen

*/s/ Sandie O’Connor	Director
Sandie O’Connor

*/s/ Christopher Rossi	Director
Christopher Rossi

*/s/ Andra M. Rush	Director
Andra M. Rush

*/s/ David A. Sachs	Lead Director
David A. Sachs

*By /s/ John D. Sheehan		February 12, 2021
John D. Sheehan, as Attorney-in-Fact

THIS PAGE IS INTENTIONALLY BLANK

NEXT PAGE IS NUMBERED “F-1”

TEREX CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

TEREX CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2020 AND 2019
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2020

FINANCIAL STATEMENT SCHEDULE

Schedule II – Valuation and Qualifying Accounts and Reserves	F-48

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Terex Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index for each of the three years in the period ended December 31, 2020 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Income Taxes

As described in Note C to the consolidated financial statements, the Company estimates income taxes based on enacted tax laws in the various jurisdictions where it conducts business. The Company recorded a provision for income taxes on continuing operations of $2.0 million for the year ended December 31, 2020. Additionally, the Company reported deferred tax assets, net of deferred tax liabilities, for continuing operations of $249.0 million, before valuation allowances of $112.1 million, and a liability of $18.5 million related to uncertain tax positions as of December 31, 2020. As disclosed by management, judgments and estimates are required by management to determine income tax expense, including evaluating (i) estimates of future taxable income used in evaluating the net realizable value of its deferred tax assets, and (ii) complexities in worldwide tax laws to determine exposure to uncertain tax positions.

The principal considerations for our determination that performing procedures relating to income taxes is a critical audit matter are the significant judgment by management when determining the income tax expense; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence relating to income taxes, specifically (i) management’s significant assumptions related to estimates of future taxable income, which is used in the evaluation of deferred tax assets, and (ii) management’s assessment of uncertain tax positions, which includes evaluation of complexities in worldwide tax laws. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes, including controls over the valuation of deferred tax assets and the completeness of uncertain tax positions. These procedures also included, among others (i) testing the income tax provision, including evaluating the effective tax rate reconciliation and the completeness and accuracy of permanent and temporary tax differences, (ii) evaluating the completeness of management’s assessment of the identification of reserves for uncertain tax positions, including consideration of court decisions, legislative actions and guidance and tax audits, and (iii) evaluating management’s assessment of the realizability of deferred tax assets on a jurisdictional basis, including evaluating the assumptions related to future taxable income and the related expected utilization of deferred tax assets. Professionals with specialized skill and knowledge were used to assist in evaluating the audit evidence obtained as it relates to management’s assessment of the identification of reserves for uncertain tax positions.

/s/PricewaterhouseCoopers LLP

Stamford, Connecticut
February 12, 2021

We have served as the Company’s auditor since 1992.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(in millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net sales	$3,076.4	$4,353.1	$4,517.2
Cost of goods sold	(2,537.1)	(3,465.3)	(3,555.3)
Gross profit	539.3	887.8	961.9
Selling, general and administrative expenses	(470.9)	(552.8)	(549.4)
Income (loss) from operations	68.4	335.0	412.5
Other income (expense)
Interest income	3.6	6.5	8.7
Interest expense	(65.9)	(87.9)	(72.8)
Loss on early extinguishment of debt	—	—	(0.7)
Other income (expense) – net	4.9	(6.1)	(60.6)
Income (loss) from continuing operations before income taxes	11.0	247.5	287.1
(Provision for) benefit from income taxes	(2.0)	(37.8)	(45.4)
Income (loss) from continuing operations	9.0	209.7	241.7
Income (loss) from discontinued operations – net of tax	(0.4)	(155.4)	(130.4)
Gain (loss) on disposition of discontinued operations – net of tax	(19.2)	0.1	2.4
Net income (loss)	$(10.6)	$54.4	$113.7

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.13	$2.95	$3.21
Income (loss) from discontinued operations – net of tax	(0.01)	(2.18)	(1.73)
Gain (loss) on disposition of discontinued operations – net of tax	(0.27)	—	0.03
Net income (loss)	$(0.15)	$0.77	$1.51
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.13	$2.92	$3.14
Income (loss) from discontinued operations – net of tax	(0.01)	(2.16)	(1.69)
Gain (loss) on disposition of discontinued operations – net of tax	(0.27)	—	0.03
Net income (loss)	$(0.15)	$0.76	$1.48
Weighted average number of shares outstanding in per share calculation
Basic	69.6	71.1	75.4
Diluted	70.1	71.8	76.9

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(10.6)	$54.4	$113.7
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment, net of (provision for) benefit from taxes of $(3.0), $(3.9) and $0.0, respectively	63.0	17.4	(80.9)
Derivative hedging adjustment, net of (provision for) benefit from taxes of $1.6, $(1.6) and $1.7, respectively	(5.2)	3.6	(6.5)
Debt and equity securities adjustment, net of (provision for) benefit from taxes of $0.0, $0.0 and $0.0, respectively	(1.4)	1.8	(0.9)
Pension liability adjustment:
Net gain (loss), net of (provision for) benefit from taxes of $1.7, $1.9 and $1.0, respectively	(6.3)	(7.8)	(4.3)
Amortization of actuarial (gain) loss, net of provision for (benefit from) taxes of $(0.4), $(0.6) and $(1.7), respectively	1.3	1.9	5.8
Settlement of U.S. defined benefit pension obligations, net of provision for (benefit from) taxes of $0.0, $0.0 and $(24.4), respectively	—	—	42.6
Divestiture of business, net of provision for (benefit from) taxes of $0.0, $(5.3) and $0.0, respectively	—	12.6	—
Foreign exchange and other effects, net of (provision for) benefit from taxes of $(0.6), $(0.7) and $0.2, respectively	(2.3)	(2.2)	1.5
Total pension liability adjustment	(7.3)	4.5	45.6
Other comprehensive income (loss)	49.1	27.3	(42.7)
Comprehensive income (loss)	$38.5	$81.7	$71.0

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except par value)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$665.0	$535.1
Trade receivables (net of allowance of $9.5 and $9.9 at December 31, 2020 and 2019, respectively)	381.2	401.9
Inventories	610.4	847.7
Prepaid and other current assets	222.0	235.0
Total current assets	1,878.6	2,019.7
Non-current assets
Property, plant and equipment – net	406.6	389.4
Goodwill	275.4	269.9
Intangible assets – net	8.3	9.7
Other assets	462.9	506.9
Total assets	$3,031.8	$3,195.6

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$7.6	$6.9
Trade accounts payable	369.9	508.1
Accrued compensation and benefits	85.8	100.3
Accrued warranties and product liability	48.3	41.1
Other current liabilities	211.7	216.0
Total current liabilities	723.3	872.4
Non-current liabilities
Long-term debt, less current portion	1,166.2	1,168.8
Other non-current liabilities	220.8	222.1
Total liabilities	2,110.3	2,263.3
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 82.9 and 82.2 shares at December 31, 2020 and 2019, respectively	0.9	0.8
Additional paid-in capital	837.9	824.4
Retained earnings	750.3	771.4
Accumulated other comprehensive income (loss)	(208.4)	(257.5)
Less cost of shares of common stock in treasury – 14.3 and 11.8 shares at December 31, 2020 and 2019, respectively	(459.2)	(406.8)
Total stockholders’ equity	921.5	932.3
Total liabilities and stockholders’ equity	$3,031.8	$3,195.6
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Non-controlling Interest	Total
Balance at December 31, 2017	80.2	$1.3	$1,322.0	$1,995.9	$(239.5)	$(1,857.7)	$0.5	$1,222.5
Net income (loss)	—	—	—	113.7	—	—	—	113.7
Other comprehensive income (loss) – net of tax	—	—	—	—	(42.7)	—	—	(42.7)
Issuance of common stock	0.8	—	17.3	—	—	—	—	17.3
Compensation under stock-based plans – net	0.1	—	6.3	—	—	1.7	—	8.0
Dividends	—	—	0.9	(30.9)	—	—	—	(30.0)
Retirement of treasury stock	—	(0.5)	(549.2)	(1,332.3)	—	1,882.0	—	—
Acquisition of treasury stock	(11.5)	—	—	—	—	(427.8)	—	(427.8)
Other	—	—	—	2.6	(2.6)	—	—	—
Balance at December 31, 2018	69.6	0.8	797.3	749.0	(284.8)	(401.8)	0.5	861.0
Net income (loss)	—	—	—	54.4	—	—	—	54.4
Other comprehensive income (loss) – net of tax	—	—	—	—	27.3	—	—	27.3
Issuance of common stock	0.9	—	27.8	—	—	—	—	27.8
Compensation under stock-based plans – net	0.1	—	(1.3)	—	—	2.7	—	1.4
Dividends	—	—	0.6	(32.0)	—	—	—	(31.4)
Acquisition of treasury stock	(0.2)	—	—	—	—	(7.7)	—	(7.7)
Divestiture	—	—	—	—	—	—	(0.5)	(0.5)
Balance at December 31, 2019	70.4	0.8	824.4	771.4	(257.5)	(406.8)	—	932.3
Net income (loss)	—	—	—	(10.6)	—	—	—	(10.6)
Other comprehensive income (loss) – net of tax	—	—	—	—	49.1	—	—	49.1
Issuance of common stock	0.7	0.1	29.0	—	—	—	—	29.1
Compensation under stock-based plans – net	0.1	—	(15.7)	—	—	3.7	—	(12.0)
Dividends	—	—	0.2	(8.6)	—	—	—	(8.4)
Acquisition of treasury stock	(2.6)	—	—	—	—	(56.1)	—	(56.1)
Other	—	—	—	(1.9)	—	—	—	(1.9)
Balance at December 31, 2020	68.6	$0.9	$837.9	$750.3	$(208.4)	$(459.2)	$—	$921.5

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2020	2019	2018
Operating Activities
Net income (loss)	$(10.6)	$54.4	$113.7
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	49.7	49.6	59.7
(Gain) loss on disposition of discontinued operations	19.2	(0.1)	(2.4)
Deferred taxes	5.6	(17.6)	(9.1)
Impairments	5.5	83.6	9.0
(Gain) loss on sale of assets	(0.4)	(9.8)	(1.9)
Loss on early extinguishment of debt	—	—	0.7
Stock-based compensation expense	23.8	43.1	36.7
Pension plan settlements	—	—	67.8
Inventory and other non-cash charges	20.6	47.6	30.3
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	16.1	176.1	(107.9)
Inventories	261.6	20.3	(284.2)
Trade accounts payable	(156.9)	(220.1)	213.2
Other assets and liabilities	8.8	(57.0)	(25.1)
Foreign exchange and other operating activities, net	(17.6)	3.3	(6.3)
Net cash provided by (used in) operating activities	225.4	173.4	94.2
Investing Activities
Capital expenditures	(64.5)	(108.9)	(103.8)
Proceeds from sale of capital assets	2.7	4.3	2.8
Proceeds from disposition of investments	7.5	30.7	19.3
Proceeds (payments) from disposition of discontinued operations	15.8	177.7	2.5
Other investing activities, net	—	—	(6.7)
Net cash provided by (used in) investing activities	(38.5)	103.8	(85.9)
Financing Activities
Repayments of debt	(176.0)	(1,660.5)	(1,150.1)
Proceeds from issuance of debt	170.0	1,616.6	1,382.3
Payment of debt extinguishment costs	—	—	(0.5)
Share repurchases	(56.0)	(7.4)	(427.5)
Dividends paid	(8.4)	(31.4)	(30.0)
Other financing activities, net	(12.4)	(21.0)	(19.1)
Net cash provided by (used in) financing activities	(82.8)	(103.7)	(244.9)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	25.9	(5.5)	(21.4)
Net Increase (Decrease) in Cash and Cash Equivalents	130.0	168.0	(258.0)
Cash and Cash Equivalents at Beginning of Period	540.1	372.1	630.1
Cash and Cash Equivalents at End of Period	$670.1	$540.1	$372.1

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

As further described in Note D - “Discontinued Operations and Assets and Liabilities Held for Sale”, on July 31, 2019, the Company completed the disposition of its Demag® mobile cranes business (“Demag”) to Tadano Ltd. and certain of its subsidiaries (“Tadano”). During 2019, the Company also exited North American mobile crane product lines manufactured in its Oklahoma City facility. As a result, the Company reported these operations, formerly part of the Cranes segment, in discontinued operations in the Consolidated Statement of Income (Loss) for all periods presented. Residual assets and liabilities are recorded within Prepaid and other current assets, Other assets, Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheet at December 31, 2020 and December 31, 2019. Other operations formerly part of the Cranes segment were reorganized to align with the Company’s new management and reporting structure. The utilities business has been consolidated within Aerial Work Platforms (“AWP”) and the pick and carry, rough terrain and tower cranes businesses have been consolidated within Materials Processing (“MP”). The Company reports its business in the following segments: (i) AWP and (ii) MP. See Note B - “Business Segment Information” and Note D - “Discontinued Operations and Assets and Liabilities Held for Sale” for further information.

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

Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less.  Carrying amount of cash and cash equivalents approximates its fair value. Cash and cash equivalents include $5.0 million and $4.6 million at December 31, 2020 and 2019, respectively, which were not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Inventories. Inventories are stated at the lower of cost or net realizable value (“NRV”). Cost is determined by the average cost and first-in, first-out (“FIFO”) methods (approximately 10% and 90%, respectively). In valuing inventory, the Company is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at lower of cost or NRV. These assumptions require the Company to analyze the aging of and forecasted demand for its inventory, forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory. Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with the Company’s customers for future orders, including their plans for expenditures, and market trends for similar products. The Company’s judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage. Valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events that could significantly influence the Company’s judgment and related estimates include general economic conditions in markets where the Company’s products are sold, new equipment price fluctuations, actions of the Company’s competitors, including introduction of new products and technological advances, as well as new products and design changes the Company introduces. The Company makes adjustments to its inventory reserves based on identification of specific situations and increases its inventory reserves accordingly. As further changes in future economic or industry conditions occur, the Company may revise estimates that were used to calculate its inventory reserves. At December 31, 2020 and 2019, reserves for lower of cost or NRV, excess and obsolete inventory totaled $61.8 million and $53.2 million, respectively.

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

Debt Issuance Costs. Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt. Debt issuance costs related to senior notes and term loans are presented in the balance sheet as a direct deduction from the carrying amount of the borrowing, consistent with debt discounts. Debt issuance costs related to securing the Company’s revolving line of credit are presented in Other assets. Debt issuance costs related to debt that is extinguished early are charged to expense at the time of retirement. Debt issuance costs were $15.4 million and $17.0 million (net of accumulated amortization of $17.3 million and $12.2 million) at December 31, 2020 and 2019, respectively.

Intangible Assets. Intangible assets include purchased patents, trademarks, customer relationships and other specifically identifiable assets and are amortized on a straight-line basis over the respective estimated useful lives, which range from one to ninety-nine years. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that their carrying amount may not be recoverable.

Goodwill. Goodwill is assigned to one or more reporting segments on the date of acquisition. The Company reviews its goodwill for impairment annually during the fourth quarter of each fiscal year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of any one of its reporting units below its respective carrying amount.

In performing the goodwill impairment test, the Company may first perform a qualitative assessment or bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. A qualitative assessment requires the Company to consider events or circumstances including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting segment’s net assets and changes in its stock price. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair values of its reporting units are greater than the carrying amounts, then a quantitative impairment test does not need to be performed.

If the qualitative assessment indicates a quantitative analysis should be performed or a quantitative analysis is directly elected, the Company evaluates goodwill for impairment by comparing the fair value of each of its reporting units to its carrying value, including the associated goodwill. To determine the fair values, the Company uses an income approach, along with other relevant market information, derived from a discounted cash flow model to estimate fair value of its reporting units. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any, would be recognized. The loss recognized would not exceed total amount of goodwill allocated to that reporting unit.

In connection with the annual impairment test conducted as of October 1, 2020, the Company bypassed the qualitative assessment and proceeded directly to the quantitative impairment test. The quantitative assessment indicated that each reporting unit had an estimated fair value which substantially exceeded its respective carrying amount.

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

Impairment of Long-Lived Assets. The Company assesses the realizability of its long-lived assets, including definite-lived intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if estimated future undiscounted cash flows are less than carrying value. If an impairment is indicated, assets are written down to their fair value, which is typically determined by a discounted cash flow analysis. Future cash flow projections include assumptions regarding future sales levels and the level of working capital needed to support the assets. The Company uses data developed by business segment management as well as macroeconomic data in making these calculations. There are no assurances that future cash flow assumptions will be achieved. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and carrying value of the asset. Included in Selling, general & administrative expenses (“SG&A”) are $5.5 million, $1.5 million and $2.5 million of asset impairments for the year ended December 31, 2020, 2019 and 2018, respectively.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at invoiced amount and do not bear interest. Allowance for doubtful accounts is the Company’s estimate of current expected credit losses on its existing accounts receivable and determined based on historical customer reviews, current financial conditions and reasonable and supportable forecasts. Account balances are charged off against the allowance when the Company determines it is expected the receivable will not be recovered. There can be no assurance that the Company’s estimate of accounts receivable collection will be indicative of future results. The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note O – “Litigation and Contingencies”.

The following table summarizes changes in the consolidated allowance for doubtful accounts (in millions):

Balance as of December 31, 2018	$9.1
Provision for credit losses	6.4
Other adjustments	(5.6)
Balance as of December 31, 2019	$9.9
Provision for credit losses	1.8
Other adjustments	(2.2)
Balance as of December 31, 2020	$9.5

Pursuant to terms of the Company’s trade accounts receivable factoring arrangements, certain of the Company’s subsidiaries may sell their trade accounts receivable. In certain cases, the Company continues to service such accounts. These trade receivables qualify for sales treatment under Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing” (“ASC 860”) and accordingly, the proceeds are included in net cash provided by operating activities. The gross amount of trade receivables sold for years ended December 31, 2020, 2019 and 2018 totaled $405.8 million, $1,108.0 million and $940.1 million, respectively. The factoring discount paid upon sale is recorded as interest expense in the Consolidated Statement of Income (Loss). As of December 31, 2020 and 2019, $2.0 million and $83.9 million, respectively, of receivables qualifying for sale treatment were outstanding and continued to be serviced by the Company.

Revenue Recognition. The Company recognizes revenue when goods or services are transferred to customers in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. In determining when and how revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

Revenue from extended warranties is recognized over time on a straight line basis because the customer benefits evenly from the extended warranty throughout the period; beginning upon expiration of the standard warranty and through end of the term. Revenue from services is recognized based on cost input method as the time and materials used in the repair portrays the most accurate depiction of completion of the performance obligation. During the full year ended December 31, 2020, revenues generated from the sale of extended warranties and services were an immaterial portion of revenue.

The Company sells equipment subject to leases and related lease payments. Income from operating leases is recognized ratably over the lease term. Revenue from sales-type leases is recognized at the inception of the lease.

For detailed sales information see Note B - “Business Segment Information”.

Leases. Terex leases approximately 100 real properties, approximately 500 vehicles and approximately 400 pieces of office and industrial equipment. As the lessee, Terex will classify a lease which it has substantially all the risks and rewards of ownership as a finance lease.
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

The Company adopted Accounting Standard Update (“ASU”) 2016-02, “Leases (Topic 842),” on January 1, 2019 under the alternative transition method permitted by ASU 2018-11, “Leases (Topic 842): Targeted Improvements”. For detailed lease information see Note L - “Leases”.

Guarantees. The Company issues guarantees to financial institutions related to financing of equipment purchases by customers. The expectation of losses or non-performance is assessed based on consideration of historical customer reviews, current financial conditions, reasonable and supportable forecasts, equipment collateral value and other factors. Reserves are recorded for expected loss over the contractual period of risk exposure.

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

A liability for estimated warranty claims is accrued at the time of sale. The current portion of the product warranty liability is included in Accrued warranties and product liability and the non-current portion is included in Other non-current liabilities in the Company’s Consolidated Balance Sheet. The liability is established using historical warranty claims experience for each product sold. Historical claims experience may be adjusted for known design improvements or for the impact of unusual product quality issues. Assumptions are updated for known events that may affect the potential warranty liability.

The following table summarizes changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2018	$39.8
Accruals for warranties issued during the period	41.1
Changes in estimates	13.4
Settlements during the period	(50.1)
Foreign exchange effect/other	3.3
Balance as of December 31, 2019	$47.5
Accruals for warranties issued during the period	38.9
Changes in estimates	14.3
Settlements during the period	(48.4)
Foreign exchange effect/other	0.6
Balance as of December 31, 2020	$52.9

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

Deferred Compensation. The Company maintains a deferred compensation plan, which is described more fully in Note M – “Retirement Plans and Other Benefits.” The Company’s common stock held in a rabbi trust pursuant to the Company’s deferred compensation plan, is treated in a manner similar to treasury stock and is recorded at cost within Stockholders’ equity as of December 31, 2020 and 2019. The plan obligations for participant deferrals in common stock are classified as Additional paid-in capital and deferrals in the bond fund investment are classified as Accrued compensation and benefits and Other non-current liabilities in the Consolidated Balance Sheet. The total of common stock required to settle this deferred compensation obligation is included in the denominator in both basic and diluted earnings per share calculations.

Stock-Based Compensation. At December 31, 2020, the Company had stock-based employee compensation plans, which are described more fully in Note N – “Stockholders’ Equity.” The Company accounts for those plans under the recognition and measurement principles of ASC 718, “Compensation–Stock Compensation” (“ASC 718”). ASC 718 requires that expense resulting from all share-based payment transactions be recognized in the financial statements at fair value. The Company recognizes forfeitures as they occur.

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

Research, Development and Engineering Costs. Research, development and engineering costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in SG&A. Research, development and engineering costs were $58.9 million, $72.4 million and $63.2 million during 2020, 2019 and 2018, respectively.

Income Taxes. The Company accounts for income taxes using the asset and liability method. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. See Note C – “Income Taxes.”

Earnings Per Share. Basic earnings (loss) per share is computed by dividing Net income (loss) for the period by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing Net income (loss) for the period by the weighted average number of shares of common stock outstanding and potential dilutive common shares. See Note E – “Earnings Per Share.”

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of ASC 820, “Fair Value Measurement and Disclosure” (“ASC 820”) include interest rate caps, commodity swaps, cross currency swaps and foreign exchange contracts discussed in Note J – “Derivative Financial Instruments” and debt discussed in Note K – “Long-term Obligations”. These instruments are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Recently Issued Accounting Standards

Accounting Standards Implemented in 2020

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”). ASU 2016-13 sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. Guidance in this standard replaced the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. Subsequently, the FASB issued the following standards related to ASU 2016-13: ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” ASU 2019-05, “Financial Instruments - Credit Losses (Topic 326) Targeted Transition Relief,” ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” and ASU 2020-03, “Codification Improvement to Financial Instruments,” which provided additional guidance and clarity to ASU 2016-13 (collectively, the “Credit Loss Standard”). The Company adopted the Credit Loss Standard on January 1, 2020 using a modified retrospective approach. Adoption did not have a material effect on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans,” (“ASU 2018-14”). ASU 2018-14 adds, removes and clarifies disclosure requirements related to defined benefit pension plans and other postretirement plans. The Company adopted ASU 2018-14 for our fiscal year ending December 31, 2020. Adoption did not have a material effect on the Company’s consolidated financial statements.

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

AWP designs, manufactures, services and markets aerial work platform equipment, utility equipment and telehandlers as well as their related components and replacement parts. Customers use these products to construct and maintain industrial, commercial, institutional and residential buildings and facilities, for construction and maintenance of utility and telecommunication lines, tree trimming, certain construction and foundation drilling applications, and for other commercial operations, as well as in a wide range of infrastructure projects.

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

The Company assists customers in their rental, leasing and acquisition of its products through Terex Financial Services (“TFS”). TFS uses its equipment financing experience to facilitate financial products and services to assist in the acquisition of the Company’s equipment. TFS is included in Corporate and Other.

Corporate and Other also includes eliminations among the two reportable segments, as well as general and corporate items.

None of the Company’s customers individually accounted for more than 10% of consolidated net sales in 2020, 2019 or 2018.

Business segment information is presented below (in millions):

	Year Ended December 31,
	2020	2019	2018
Net sales
AWP	$1,782.9	$2,726.6	$2,950.4
MP	1,256.8	1,602.6	1,576.8
Corporate and Other / Eliminations	36.7	23.9	(10.0)
Total	$3,076.4	$4,353.1	$4,517.2
Income (loss) from operations
AWP	$0.5	$196.2	$300.5
MP	143.4	227.9	211.1
Corporate and Other / Eliminations	(75.5)	(89.1)	(99.1)
Total	$68.4	$335.0	$412.5
Depreciation and amortization
AWP	$23.2	$23.0	$20.9
MP	11.4	9.1	9.0
Corporate	15.1	14.3	15.4
Total	$49.7	$46.4	$45.3
Capital expenditures
AWP	$47.4	$82.1	$49.7
MP	11.6	12.9	33.8
Corporate	5.5	10.5	7.5
Total	$64.5	$105.5	$91.0

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

	December 31,
	2020	2019
Identifiable assets
AWP(1)	$1,541.0	$1,814.4
MP(2)	1,596.3	1,750.9
Corporate and Other / Eliminations (3)	(111.8)	(379.5)
Assets held for sale	6.3	9.8
Total	$3,031.8	$3,195.6
(1) Decrease primarily due to lower inventory balances and elimination of intercompany investment.
(2) Decrease primarily due to settlement of certain intercompany balances.
(3) Change primarily due to lower intercompany eliminations.

Long-lived assets consist of net fixed assets, which can be attributed to the specific geographic regions.

	December 31,
	2020	2019
Long-lived Assets
United States	$237.4	$246.8
United Kingdom	74.5	69.0
Germany	12.7	11.0
Other European countries	23.5	21.6
All other	58.5	41.0
Total	$406.6	$389.4

Geographic net sales information is presented below (in millions):

	Year Ended December 31, 2020
	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$1,185.2	$497.7	$62.5	$1,745.4
Western Europe	230.7	379.0	0.3	610.0
Asia-Pacific	271.6	256.0	2.6	530.2
Rest of World (1)	95.4	124.1	(28.7)	190.8
Total (2)	$1,782.9	$1,256.8	$36.7	$3,076.4
(1) Includes intercompany sales and eliminations.
(2) Total sales include $1.6 billion attributable to the U.S., the Company’s country of domicile.

	Year Ended December 31, 2019
	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$1,801.8	$605.6	$76.5	$2,483.9
Western Europe	431.1	514.2	0.6	945.9
Asia-Pacific	325.1	301.4	2.1	628.6
Rest of World (1)	168.6	181.4	(55.3)	294.7
Total (2)	$2,726.6	$1,602.6	$23.9	$4,353.1
(1) Includes intercompany sales and eliminations.
(2) Total sales include $2.3 billion attributable to the U.S., the Company’s country of domicile.

	Year Ended December 31, 2018
	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$1,985.2	$580.4	$73.9	$2,639.5
Western Europe	530.5	456.7	0.7	987.9
Asia-Pacific	274.8	298.9	1.5	575.2
Rest of World (1)	159.9	240.8	(86.1)	314.6
Total (2)	$2,950.4	$1,576.8	$(10.0)	$4,517.2
(1) Includes intercompany sales and eliminations.
(2) Total sales include $2.4 billion attributable to the U.S., the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

Product type net sales information is presented below (in millions):

	Year Ended December 31, 2020
	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$1,234.8	$—	$0.9	$1,235.7
Materials Processing Equipment	—	760.5	—	760.5
Specialty Equipment	—	493.6	1.4	495.0
Other (1)	548.1	2.7	34.4	585.2
Total	$1,782.9	$1,256.8	$36.7	$3,076.4
(1) Includes other product types, intercompany sales and eliminations.

	Year Ended December 31, 2019
	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$1,912.1	$—	$2.8	$1,914.9
Materials Processing Equipment	—	895.4	—	895.4
Specialty Equipment	—	699.9	5.3	705.2
Other (1)	814.5	7.3	15.8	837.6
Total	$2,726.6	$1,602.6	$23.9	$4,353.1
(1) Includes other product types, intercompany sales and eliminations.

	Year Ended December 31, 2018
	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$2,128.6	$—	$3.5	$2,132.1
Materials Processing Equipment	—	877.0	—	877.0
Specialty Equipment	—	661.8	5.6	667.4
Other (1)	821.8	38.0	(19.1)	840.7
Total	$2,950.4	$1,576.8	$(10.0)	$4,517.2
(1) Includes other product types, intercompany sales and eliminations.

NOTE C – INCOME TAXES

The components of income (loss) from continuing operations before income taxes are as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
United States	$(148.8)	$(32.4)	$(9.5)
Foreign	159.8	279.9	296.6
Income (loss) from continuing operations before income taxes	$11.0	$247.5	$287.1

The Company recorded Income (loss) from discontinued operations and Gain (loss) on disposition of discontinued operations before income taxes of $(28.9) million, $(175.8) million, and $(136.3) million for the years ended December 31, 2020, 2019 and 2018, respectively.

The major components of the Company’s provision for (benefit from) income taxes on continuing operations before income taxes are summarized below (in millions):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$(27.1)	$14.7	$21.4
State	2.3	1.2	1.8
Foreign	21.3	38.1	31.2
Current income tax provision (benefit)	(3.5)	54.0	54.4
Deferred:
Federal	1.2	(14.9)	(14.4)
State	4.3	(3.3)	1.2
Foreign	—	2.0	4.2
Deferred income tax (benefit) provision	5.5	(16.2)	(9.0)
Provision for (benefit from) income taxes	$2.0	$37.8	$45.4

The elimination of tax from intercompany transactions is included in current tax expense. The Company recorded Provision for (benefit from) income taxes of $(9.3) million, $(20.5) million and $(8.3) million from discontinued operations and on disposition of discontinued operations for the years ended December 31, 2020, 2019 and 2018, respectively.

In January 2018, the FASB released guidance on the accounting for tax on Global Intangible Low-taxed Income (“GILTI”). The guidance indicates that either accounting for deferred taxes related to GILTI or treating any taxes on GILTI as period costs are both acceptable accounting policy elections. Terex elected to treat taxes on GILTI inclusions as period costs.

Deferred tax assets and liabilities result from differences in the bases of assets and liabilities for tax and financial reporting purposes. The tax effects of the basis differences and loss carry forwards as of December 31, 2020 and 2019 for continuing operations are summarized below for major balance sheet captions (in millions):

	2020	2019
Property, plant and equipment	$(18.1)	$(14.5)
Intangibles	(6.1)	(4.7)
Inventories	6.1	6.4
Accrued warranties and product liability	12.5	9.8
Loss carry forwards	204.4	198.5
Retirement plans	14.0	13.3
Accrued compensation and benefits	16.8	22.0
Operating lease ROU asset	(26.1)	(30.9)
Operating lease liability	27.0	32.2
Other	18.5	9.2
Deferred tax assets valuation allowance	(112.1)	(107.0)
Net deferred tax assets (liabilities)	$136.9	$134.3

Deferred tax assets for continuing operations were $251.6 million ($0.1 million for discontinued operations) before valuation allowances of $112.1 million, partially offset by deferred tax liabilities for continuing operations of $2.6 million at December 31, 2020.  Deferred tax assets for continuing operations were $243.6 million ($0.3 million for discontinued operations) before valuation allowances of $107.0 million, partially offset by deferred tax liabilities for continuing operations of $2.3 million at December 31, 2019. There were no deferred tax liabilities for discontinued operations at December 31, 2020 and 2019.

The Company evaluates the net realizable value of its deferred tax assets each reporting period. The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards. Historical information is supplemented by currently available information about future tax years. Realization of deferred tax assets requires sufficient taxable income of the appropriate character. To the extent estimates of future taxable income decrease or do not materialize, additional valuation allowances may be required. The Company records a valuation allowance for each deferred tax asset for which realization is not assessed as more likely than not. The valuation allowance for deferred tax assets as of December 31, 2020 and 2019 was $112.1 million and $107.0 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2020 and 2019 was an increase of $5.1 million and a decrease of $7.3 million, respectively.

The Company’s Provision for (benefit from) income taxes is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s Income (loss) from continuing operations before income taxes. The reasons for the difference are summarized as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Tax at statutory federal income tax rate	$2.3	$51.9	$60.3
State taxes	5.2	(1.7)	2.3
Change in valuation allowance	—	(4.9)	(13.9)
Foreign tax differential on income/losses of foreign subsidiaries	(13.0)	(14.5)	(18.0)
U.S. tax on multi-national operations	17.6	7.2	16.3
Change in foreign tax rates	0.7	3.7	0.7
U.S. tax legislation	(10.9)	—	5.5
Research and development	(1.2)	(2.0)	(0.5)
Provision to return adjustments	(1.7)	(2.4)	0.2
Compensation	3.1	1.1	0.2
Pension plan settlement	—	—	(7.1)
Other	(0.1)	(0.6)	(0.6)
Provision for (benefit from) income taxes	$2.0	$37.8	$45.4

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

The Company considers foreign earnings that have been taxed in the U.S. or have qualified for the high-tax exception to taxation to not be indefinitely reinvested. The Company has recorded foreign, federal and state tax expense with respect to earnings which have been subject to federal income tax and which are no longer indefinitely reinvested. The Company plans to indefinitely reinvest all undistributed foreign earnings in excess of those previously taxed in the U.S. For the year ended December 31, 2020, the Company’s estimate of its remaining unremitted earnings of its foreign subsidiary ownership chains that have positive retained earnings and have not been subject to tax in the U.S. was approximately $81 million. At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the Company’s investment in non-U.S. subsidiaries is not practicable.

At December 31, 2020, the Company has various state net operating loss carry forwards available to reduce future state taxable income and income taxes, the majority of which will expire at various dates through 2040. The Company also has approximately $601 million of foreign loss carry forwards, consisting of $287 million in Germany, $183 million in Italy, $52 million in China, $31 million in Spain, and $48 million in other countries, which are available to offset future taxable income. The majority of these tax loss carry forwards are available without expiration. In addition, the gross amount of the Australian capital loss carryforward is $24 million, and it has an unlimited carryforward period.

The Company made total net income tax payments including discontinued operations of $26.3 million, $46.8 million and $52.7 million in 2020, 2019 and 2018, respectively. At December 31, 2020 and 2019, Other current assets included net income tax receivable amounts of $56.2 million and $24.3 million, respectively.

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions).

Balance as of January 1, 2018	$33.7
Additions for current year tax positions	—
Additions for prior year tax positions	6.1
Reductions for prior year tax positions	(14.8)
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	(0.8)
Settlements	(10.7)
Balance as of December 31, 2018	13.5
Additions for current year tax positions	—
Additions for prior year tax positions	2.0
Reductions for prior year tax positions	(0.4)
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	(0.8)
Settlements	—
Balance as of December 31, 2019	14.3
Additions for current year tax positions	—
Additions for prior year tax positions	9.2
Reductions for prior year tax positions	(3.7)
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	—
Settlements	(1.3)
Balance as of December 31, 2020	$18.5

The Company evaluates each reporting period whether it is reasonably possible material changes to its uncertain tax position liability could occur in the next 12 months. Changes may occur as a result of uncertain tax positions being considered effectively settled, re-measured, paid, acquired or divested, as a result of a change in accounting rules, tax law or judicial decision, or due to expiration of the relevant statute of limitations. It is not possible to predict which uncertain tax positions, if any, may be challenged by tax authorities. Timing and impact of income tax audits and their resolution is uncertain. New facts, laws, pronouncements and judicial decisions can change assessments concerning technical merit and measurement. The amounts of or periods in which changes to reserves for uncertain tax positions will occur is difficult to predict. The Company believes it is reasonably possible the amount of unrecognized tax benefits disclosed as of December 31, 2020 may decrease approximately $4 million in the year ending December 31, 2021. Such possible decrease relates to anticipated tax audit settlements.

As of December 31, 2020 and 2019, the Company had $18.5 million and $14.3 million, respectively, of unrecognized tax benefits. Of the $18.5 million at December 31, 2020, $6.0 million, if recognized, would affect the effective tax rate. As of December 31, 2020 and 2019, the liability for potential interest and penalties was $1.4 million and $1.2 million, respectively. During the years ended December 31, 2020 and 2019, the Company recognized total tax expense of $0.2 million for interest and penalties.

NOTE D – DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Mobile Cranes Disposal Group

On July 31, 2019, the Company completed the disposition of Demag to Tadano. The Company received approximately $215 million of consideration, as adjusted for estimated amounts of cash, debt, working capital and certain other items. Products divested were Demag® all terrain cranes and large lattice boom crawler cranes. During the year ended December 31, 2020, the Company recognized a loss, net of tax, of $19.2 million primarily related to a settlement with Tadano on cash, debt, working capital and certain other items related to the disposition of Demag. During the year ended December 31, 2019 the Company recognized a charge of approximately $82 million, net of tax, to write-down Demag to its fair value, less costs to sell. During the year ended December 31, 2019, the Company recorded a loss on disposition of discontinued operations, net of tax, of $11.6 million. During 2019, the Company also exited North American mobile crane product lines manufactured in its Oklahoma City facility and recognized a gain, net of tax, of $12.8 million related to the sale during the year ended December 31, 2019.

The Company’s actions to sell Demag and cease manufacturing of mobile crane product lines in its Oklahoma City facility represented a significant strategic shift in its business away from mobile cranes as these businesses constituted a significant part of its operations and financial results. The Company believes these actions were necessary to execute its strategy.

In connection with the disposition of Demag, the Company entered into certain ancillary agreements with Tadano including a Transition Services Agreement (“TSA”), dated as of July 31, 2019, under which the parties provided one another certain transition services to facilitate the separation of Demag from the Company. At December 31, 2020, all significant agreements covered under the TSA have terminated.

Income (Loss) from Discontinued Operations

The following amounts related to discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statement of Income (Loss) (in millions):

	Year ended December 31,
	2020	2019	2018
	Cranes	Cranes	Cranes
Net sales	$6.0	$327.2	$607.8
Cost of sales	(5.8)	(335.2)	(602.9)
Selling, general and administrative expenses	(0.9)	(75.6)	(117.5)
Impairment of mobile cranes disposal group	—	(82.1)	—
Asset impairments	(0.1)	—	(6.6)
Other income (expense)	—	(4.5)	(19.1)
Income (loss) from discontinued operations before income taxes	(0.8)	(170.2)	(138.3)
(Provision for) benefit from income taxes	0.4	14.8	7.9
Income (loss) from discontinued operations – net of tax	$(0.4)	$(155.4)	$(130.4)

Other

The Company is actively seeking a buyer for its utility hot lines tools business located in South America and, accordingly, assets and liabilities have been reported as held for sale. Non-cash impairment charges of $1.8 million were recorded to adjust net asset value to estimated fair value in 2018.

The operating results for the hot lines tools business are reported in continuing operations, within the AWP segment in the Company’s segment disclosures.

Assets and Liabilities Held for Sale

Assets and liabilities held for sale consist of the Company’s utility hot lines tools business located in South America, mobile cranes product lines manufactured in Oklahoma City and Demag, all previously contained in its former Cranes segment. Such assets and liabilities were classified as held for sale upon meeting the requirements of ASC 360 - “Property, Plant and Equipment”, and are recorded at lower of carrying amounts or fair value less costs to sell. Assets are no longer depreciated once classified as held for sale.

The following table provides the amounts of assets and liabilities held for sale in the Consolidated Balance Sheet (in millions):

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$5.1	$5.0
Trade receivables – net	2.3	3.5
Inventories	1.8	5.3
Prepaid and other current assets	0.2	0.2
Impairment reserve	(3.7)	(4.8)
Included in Prepaid and other current assets	$5.7	$9.2

Property, plant and equipment – net	$0.7	$0.6
Intangible assets – net	1.8	2.4
Impairment reserve	(2.2)	(2.8)
Other assets	0.3	0.4
Included in Other assets	$0.6	$0.6

Liabilities
Trade accounts payable	0.7	4.6
Accruals and other current liabilities	1.3	3.8
Included in Other current liabilities	$2.0	$8.4

Other non-current liabilities	0.7	1.2
Included in Other non-current liabilities	$0.7	$1.2

The following table provides amounts of cash and cash equivalents presented in the Consolidated Statement of Cash Flows (in millions):

	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$665.0	$535.1	$339.5
Cash and cash equivalents - held for sale	5.1	5.0	32.6
Total cash and cash equivalents	$670.1	$540.1	$372.1

The following table provides supplemental cash flow information related to discontinued operations (in millions):

	Year Ended December 31,
	2020	2019	2018
Non-cash operating items:
Depreciation and amortization	$—	$3.3	$14.4
Deferred taxes	$0.1	$(1.4)	$(0.2)
Impairments	$0.1	$82.1	$6.6
Investing activities:
Capital expenditures	$—	$(3.4)	$(12.8)

Gain (Loss) on Disposition of Discontinued Operations - net of tax (in millions)

	Year Ended December 31,
	2020			2019				2018
	Cranes	MHPS	Total	Cranes	MHPS	Other	Total	MHPS	Atlas	Other	Total
Gain (loss) on disposition of discontinued operations	$(27.7)	$(0.4)	$(28.1)	$(1.0)	$(4.6)	$—	$(5.6)	$(1.2)	$3.2	$—	$2.0
(Provision for) benefit from income taxes	8.8	0.1	8.9	2.2	3.4	0.1	5.7	(1.9)	(0.5)	2.8	0.4
Gain (loss) on disposition of discontinued operations – net of tax	$(18.9)	$(0.3)	$(19.2)	$1.2	$(1.2)	$0.1	$0.1	$(3.1)	$2.7	$2.8	$2.4

NOTE E – EARNINGS PER SHARE

	For the year ended December 31,
	(in millions, except per share data)
	2020	2019	2018
Income (loss) from continuing operations	$9.0	$209.7	$241.7
Income (loss) from discontinued operations – net of tax	(0.4)	(155.4)	(130.4)
Gain (loss) on disposition of discontinued operations – net of tax	(19.2)	0.1	2.4
Net income (loss)	$(10.6)	$54.4	$113.7
Basic shares:
Weighted average shares outstanding	69.6	71.1	75.4
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$0.13	$2.95	$3.21
Income (loss) from discontinued operations – net of tax	(0.01)	(2.18)	(1.73)
Gain (loss) on disposition of discontinued operations – net of tax	(0.27)	—	0.03
Net income (loss)	$(0.15)	$0.77	$1.51
Diluted shares:
Weighted average shares outstanding – basic	69.6	71.1	75.4
Effect of dilutive securities:
Restricted stock awards	0.5	0.7	1.5
Diluted weighted average shares outstanding	70.1	71.8	76.9
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$0.13	$2.92	$3.14
Income (loss) from discontinued operations – net of tax	(0.01)	(2.16)	(1.69)
Gain (loss) on disposition of discontinued operations – net of tax	(0.27)	—	0.03
Net income (loss)	$(0.15)	$0.76	$1.48

Non-vested restricted stock awards granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average restricted stock awards of approximately 0.8 million, 0.6 million and 0.2 million were outstanding during the years ended December 31, 2020, 2019 and 2018, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.

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

The Company’s net finance receivable balances include both sales-type leases and commercial loans. Finance receivables that management intends to hold until maturity are stated at their outstanding unpaid principal balances, net of an allowance for loan losses as well as any deferred fees and costs. Finance receivables originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, on an individual asset basis. During the years ended December 31, 2020, 2019 and 2018, the Company transferred finance receivables of $79.7 million, $226.2 million and $290.5 million, respectively, to third-party financial institutions, which qualified for sales treatment under ASC 860. During the years ended December 31, 2020, 2019 and 2018, the Company recorded gains on transferred finance receivables of $1.8 million, $5.4 million, and $3.3 million, respectively, which were recorded as sales by TFS and were reported in the Corporate and Other category. At December 31, 2020 and 2019, the Company had $8.4 million and $17.6 million, respectively, of held for sale finance receivables recorded in Prepaid and other current assets in the Consolidated Balance Sheet.

Revenue attributable to finance receivables management intends to hold until maturity is recognized on the accrual basis using the effective interest method. The Company bills customers and accrues interest income monthly on the unpaid principal balance. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has significant doubts about further collectability of contractual payments, even though the loan may be currently performing. A receivable may remain on accrual status if it is in the process of collection and is either guaranteed or secured. Interest received on non-accrual finance receivables is typically applied against principal. Finance receivables are generally restored to accrual status when the obligation is brought current and the borrower has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The Company has a history of enforcing the terms of these separate financing agreements. During 2020, the Company offered principal payment relief options to customers impacted by the COVID-19 pandemic. These loan modifications are accounted for in accordance with Section 4013 of the CARES Act and therefore are not treated as troubled debt restructurings for accounting or disclosure purposes.

Finance receivables, net consisted of the following (in millions):

	December 31, 2020	December 31, 2019
Commercial loans	$118.2	$145.7
Sales-type leases	11.6	20.5
Total finance receivables, gross	129.8	166.2
Allowance for credit losses	(13.8)	(11.0)
Total finance receivables, net	$116.0	$155.2

Approximately $39 million and $52 million of finance receivables are recorded in Prepaid and other current assets at December 31, 2020 and 2019, respectively. Approximately $77 million and $103 million are recorded in Other assets in the Consolidated Balance Sheet at December 31, 2020 and 2019, respectively. In February 2021, the Company transferred finance receivables of $89.9 million to TCF National Bank, which qualified for sales treatment under ASC 860. The Company received $99.4 million cash proceeds from the sale and recognized a net gain of $7.4 million.

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

The following table presents an analysis of the allowance for credit losses (in millions):

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Balance, beginning of period	$10.5	$0.5	$11.0	$4.0	$1.5	$5.5	$5.7	$0.9	$6.6
Provision for credit losses	2.9	(0.5)	2.4	6.9	(1.0)	5.9	(0.5)	0.6	0.1
Charge offs	(0.2)	—	(0.2)	(0.4)	—	(0.4)	(1.1)	—	(1.1)
Recoveries	0.6	—	0.6	—	—	—	(0.1)	—	(0.1)
Balance, end of period	$13.8	$—	$13.8	$10.5	$0.5	$11.0	$4.0	$1.5	$5.5

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

The following table presents individually impaired finance receivables (in millions):

	December 31, 2020			December 31, 2019			December 31, 2018
	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Recorded investment	$22.0	$—	$22.0	$7.8	$—	$7.8	$1.5	$—	$1.5
Related allowance	10.9	—	10.9	7.8	—	7.8	0.6	—	0.6
Average recorded investment	19.2	0.2	19.4	7.5	—	7.5	2.4	—	2.4

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in millions):

	December 31, 2020			December 31, 2019
Allowance for credit losses, ending balance:	Commercial Loans	Sales-Type Leases	Total	Commercial Loans	Sales-Type Leases	Total
Individually evaluated for impairment	$10.9	$—	$10.9	$7.8	$—	$7.8
Collectively evaluated for impairment	2.9	—	2.9	2.7	0.5	3.2
Total allowance for credit losses	$13.8	$—	$13.8	$10.5	$0.5	$11.0

Finance receivables, ending balance:
Individually evaluated for impairment	$22.0	$—	$22.0	$7.8	$—	$7.8
Collectively evaluated for impairment	96.2	11.6	107.8	137.9	20.5	158.4
Total finance receivables	$118.2	$11.6	$129.8	$145.7	$20.5	$166.2

The following tables present analysis of aging of recorded investment in finance receivables (in millions):

	December 31, 2020
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$104.5	$1.3	$2.4	$10.0	$13.7	$118.2
Sales-type leases	10.3	1.2	—	0.1	1.3	11.6
Total finance receivables	$114.8	$2.5	$2.4	$10.1	$15.0	$129.8

	December 31, 2019
	Current	31-60 days past due	61-90 days past due	Greater than 90 days past due	Total past due	Total Finance Receivables
Commercial loans	$135.1	$2.4	$0.1	$8.1	$10.6	$145.7
Sales-type leases	20.2	—	0.3	—	0.3	20.5
Total finance receivables	$155.3	$2.4	$0.4	$8.1	$10.9	$166.2

Commercial loans in the amount of $31.4 million and $27.1 million were on non-accrual status as of December 31, 2020 and 2019, respectively. Sales-type leases in the amount of $0.1 million and $0.3 million were on non-accrual status as of December 31, 2020 and 2019, respectively.

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

The following table presents finance receivables by risk rating and year of origination as of December 31, 2020 (in millions):

Rating	2020	2019	2018	2017	2016	Prior	Total
Superior	$—	$—	$—	$—	$—	$—	$—
Above Average	5.1	2.1	2.6	—	—	1.0	10.8
Average	15.1	27.0	23.6	2.7	—	—	68.4
Below Average	1.6	16.2	18.7	1.6	3.9	—	42.0
Sub Standard	—	8.4	0.2	—	—	—	8.6
Total	$21.8	$53.7	$45.1	$4.3	$3.9	$1.0	$129.8

The following table present finance receivables by risk rating and year of origination as of December 31, 2019 (in millions):

Rating	2019	2018	2017	2016	2015	Prior	Total
Superior	$1.7	$—	$—	$—	$—	$—	$1.7
Above Average	12.6	3.0	—	—	1.7	—	17.3
Average	20.8	17.1	3.4	0.7	0.1	—	42.1
Below Average	44.6	43.1	4.6	3.9	—	—	96.2
Sub Standard	7.7	1.1	—	—	0.1	—	8.9
Total	$87.4	$64.3	$8.0	$4.6	$1.9	$—	$166.2

The Company believes the finance receivables retained, net of allowance for credit losses, are collectible.

NOTE G – INVENTORIES

Inventories consist of the following (in millions):

	December 31,
	2020	2019
Finished equipment	$195.8	$408.1
Replacement parts	157.0	160.8
Work-in-process	57.2	78.7
Raw materials and supplies	200.4	200.1
Inventories	$610.4	$847.7

Reserves for lower of cost or NRV and excess and obsolete inventory were $61.8 million and $53.2 million at December 31, 2020 and 2019, respectively.

NOTE H – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	December 31,
	2020	2019
Property	$43.6	$40.9
Plant	250.1	168.1
Equipment	390.2	358.3
Leasehold improvements	49.9	55.8
Construction in progress	31.1	101.1
Property, plant and equipment – gross	764.9	724.2
Less: Accumulated depreciation	(358.3)	(334.8)
Property, plant and equipment – net	$406.6	$389.4

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $42.3 million, $39.6 million and $39.0 million, respectively. During 2020, the Company completed construction of a manufacturing facility in Watertown, South Dakota. Related assets were placed in service and transferred from construction in progress to plant and equipment.

NOTE I – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	MP	Total
Balance at December 31, 2018, gross	$139.2	$187.8	$327.0
Accumulated impairment	(38.6)	(23.2)	(61.8)
Balance at December 31, 2018, net	100.6	164.6	265.2
Foreign exchange effect and other	0.1	4.6	4.7
Balance at December 31, 2019, gross	139.3	192.4	331.7
Accumulated impairment	(38.6)	(23.2)	(61.8)
Balance at December 31, 2019, net	100.7	169.2	269.9
Foreign exchange effect and other	1.3	4.2	5.5
Balance at December 31, 2020, gross	140.6	196.6	337.2
Accumulated impairment	(38.6)	(23.2)	(61.8)
Balance at December 31, 2020, net	$102.0	$173.4	$275.4

Intangible assets, net were comprised of the following (in millions):

		December 31, 2020			December 31, 2019
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$10.1	$(9.6)	$0.5	$9.4	$(8.8)	$0.6
Customer Relationships	22	26.1	(24.1)	2.0	25.6	(22.8)	2.8
Land Use Rights	80	4.4	(0.7)	3.7	4.3	(0.7)	3.6
Other	8	25.5	(23.4)	2.1	25.1	(22.4)	2.7
Total definite-lived intangible assets		$66.1	$(57.8)	$8.3	$64.4	$(54.7)	$9.7

	For the Year Ended December 31,
(in millions)	2020	2019	2018
Aggregate Amortization Expense	$1.8	$1.8	$1.8

Estimated aggregate intangible asset amortization expense (in millions) for each of the next five years is as follows:

2021	$1.7
2022	1.3
2023	0.7
2024	0.5
2025	0.4

NOTE J – DERIVATIVE FINANCIAL INSTRUMENTS

The Company operates internationally, with manufacturing and sales facilities in various locations around the world. In the normal course of business, the Company uses cash flow derivatives to manage exposures. For a derivative to qualify for hedge accounting treatment at inception and throughout the hedge period, the Company formally documents the nature and relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions, and method of assessing hedge effectiveness.  Additionally, for hedges of forecasted transactions, significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur.  If it is deemed probable the forecasted transaction will not occur, then the gain or loss would be recognized in current earnings.  Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged.  The Company does not engage in trading or other speculative use of financial instruments. The Company records all derivative contracts at fair value on a recurring basis. The Company’s derivative financial instruments are categorized under the ASC 820 hierarchy; see Note A - “Basis of Presentation” for an explanation of the hierarchy.

Interest Rate Caps and Commodity Swaps

Derivatives designated as cash flow hedging instruments include interest rate caps and commodity swaps with outstanding notional amounts of $300.0 million and $26.0 million, respectively, as of December 31, 2020. Commodity swaps outstanding at December 31, 2020 mature on or before August 31, 2022. There were no interest rate caps outstanding at December 31, 2019. The outstanding notional amount of commodity swaps was $7.0 million at December 31, 2019. The Company uses interest rate caps to mitigate its exposure to changes in interest rates related to variable rate debt and commodity swaps to mitigate price risk for hot rolled coil steel. Fair values of interest rate caps are based on the present value of future cash payments and receipts. Fair values of commodity swaps are based on observable market data for similar assets and liabilities. Changes in the fair value of interest rate caps and commodity swaps are deferred in Accumulated other comprehensive income (loss) (“AOCI”). Gains or losses on interest rate caps are reclassified to Interest expense in the Consolidated Statement of Comprehensive Income (Loss) when the underlying hedged transactions occur. Gains or losses on commodity swaps are reclassified to COGS in the Consolidated Statement of Income (Loss) when the hedged transaction affects earnings.

Cross Currency Swaps

Derivatives designated as net investment hedging instruments include cross currency swaps with outstanding notional amounts of $97.7 million at December 31, 2020. There were no cross currency swaps designated as net investment hedging instruments outstanding at December 31, 2019. The Company uses these cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates related to a net investment in a Euro-denominated functional currency subsidiary. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Changes in the fair value of cross currency swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Selling, general and administrative expenses in the Consolidated Statement of Income (Loss) when the net investment is liquidated.

Derivatives designated as cash flow hedging instruments include cross currency swaps. There were no cross currency swaps designated as cash flow hedging instruments outstanding at December 31, 2020 and 2019. The Company used cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Changes in the fair value of cross currency swaps were deferred in AOCI. Gains or losses on cross currency swaps were reclassified to Other income (expense) - net in the Consolidated Statement of Income (Loss) when the underlying hedged item is re-measured.

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with changing currency exchange rates. Primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar. Foreign currency exchange contracts, whether designated or not designated as cash flow hedges, are used to mitigate exposure to changes in foreign currency exchange rates on recognized assets and liabilities. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Foreign exchange contracts outstanding at December 31, 2020 mature on or before January 27, 2021.

At December 31, 2020 and 2019, the Company had $7.8 million and $233.0 million notional amount, respectively, of foreign exchange contracts outstanding that were designated as cash flow hedge contracts.  For effective hedging instruments, unrealized gains and losses associated with foreign exchange contracts are deferred as a component of AOCI until the underlying hedged transactions settle and are reclassified to COGS in the Company’s Consolidated Statement of Income (Loss).

The Company had $54.2 million and $121.2 million notional amount of foreign exchange contracts outstanding that were not designated as hedging instruments at December 31, 2020 and 2019, respectively.  The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments are offset by changes in the underlying hedged items, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments are recognized as gains or losses in Other income (expense) – net in the Consolidated Statement of Income (Loss).

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Consolidated Balance Sheet (in millions):

		December 31, 2020		December 31, 2019
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$—	$—	$4.1	$—
Commodity swaps	Other current assets	7.2	—	—	—
Commodity swaps	Other non-current assets	0.3	—	—	—
Foreign exchange contracts	Other current liabilities	—	—	(3.9)	—
Cross currency swaps - net investment hedge	Other current liabilities	(2.0)	—	—	—
Interest rate caps	Other current liabilities	(1.2)	—	—	—
Cross currency swaps - net investment hedge	Other non-current liabilities	(8.2)	—	—	—
Interest rate caps	Other non-current liabilities	(2.6)	—	—	—
Net derivative asset (liability)		$(6.5)	$—	$0.2	$—
(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax				Gain (Loss) Reclassified from AOCI into Income
	Year Ended December 31,				Year Ended December 31,
Instrument	2020	2019	2018	Income Statement Account	2020	2019	2018
Foreign exchange contracts	$(0.6)	$2.7	$(5.4)	Cost of goods sold	$(2.1)	$(5.5)	$(1.4)
Commodity swaps	7.0	0.3	$(1.2)	Cost of goods sold	(2.4)	(2.8)	(0.2)
Cross currency swaps - cash flow hedge	—	0.6	0.1	Other income (expense) - net	—	1.1	2.1
Cross currency swaps - net investment hedges	(8.8)	—	—	Selling, general and administrative expenses	—	—	—
Interest rate caps	(2.8)	—	—	Interest expense	(0.4)	—	—
Total	$(5.2)	$3.6	$(6.5)	Total	$(4.9)	$(7.2)	$0.5

The following tables provide the effect of derivative instruments that are designated as hedges in the Consolidated Statement of Income (Loss) (in millions):

	Classification and amount of Gain or Loss Recognized in Income
	Cost of goods sold			Interest Expense			Other income (expense) - net
	Year Ended December 31,
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Income Statement Accounts in which effects of cash flow hedges are recorded	$(2,537.1)	$(3,465.3)	$(3,555.3)	$(65.9)	$(87.9)	$(72.8)	$4.9	$(6.1)	$(60.6)
Gain (Loss) Reclassified from AOCI into Income (Loss):
Foreign exchange contracts	(2.1)	(5.5)	(1.4)	—	—	—	—	—	—
Commodity swaps	(2.4)	(2.8)	(0.2)	—	—	—	—	—	—
Cross currency swaps - cash flow hedge	—	—	—	—	—	—	—	1.1	2.1
Interest rate caps	—	—	—	(0.4)	—	—	—	—	—
Amount excluded from effectiveness testing recognized in Income (Loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	—	0.5	—	—	—	—	—
Total	$(4.5)	$(8.3)	$(1.6)	$0.1	$—	$—	$—	$1.1	$2.1

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives outstanding at the end of the period in the Consolidated Statement of Income (Loss) (in millions):

		Year Ended December 31,
Instrument	Income Statement Account	2020	2019	2018
Foreign exchange contracts	Cost of goods sold	$0.6	$—	$—
Foreign exchange contracts	Other income (expense) – net	$—	$(0.2)	(0.1)
Debt conversion feature (1)	Other income (expense) – net	$—	$(0.5)	(0.9)
Total		$0.6	$(0.7)	$(1.0)
(1) Debt conversion feature on a convertible promissory note held by the Company.

In the Consolidated Statement of Income (Loss), the Company records hedging activity related to interest rate caps, commodity swaps, cross currency swaps, foreign exchange contracts and the debt conversion feature in the accounts for which the hedged items are recorded.  On the Consolidated Statement of Cash Flows, the Company presents cash flows from hedging activities in the same manner as it records the underlying item being hedged.

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

See Note N - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within unrealized net gains (losses) included in AOCI as of December 31, 2020, it is estimated that $2.1 million of gains are expected to be reclassified into earnings in the next twelve months.

NOTE K – LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows (in millions):

	December 31,
	2020	2019
5-5/8% Senior Notes due February 1, 2025, net of unamortized debt issuance costs of $6.0 and $7.5 at December 31, 2020 and 2019, respectively	$594.0	$592.5
2017 Credit Agreement – term debt due January 31, 2024 (“Original Term Loan”, as defined below), net of unamortized debt issuance costs of $3.0 and $4.0 at December 31, 2020 and 2019, respectively	381.0	383.8
2017 Credit Agreement – term debt due January 31, 2024 (“2019 Term Loan”, as defined below), net of unamortized debt issuance costs of $1.6 and $2.1 at December 31, 2020 and 2019, respectively	194.3	195.6
Finance lease obligations	4.4	3.7
Other	0.1	0.1
Total debt	1,173.8	1,175.7
Less: Current portion of long-term debt	(7.6)	(6.9)
Long-term debt, less current portion	$1,166.2	$1,168.8

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

The 2017 Credit Agreement requires the Company to comply with a number of covenants which limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. If the Company’s borrowings under the Revolver are greater than 30% of the total revolving credit commitments, the 2017 Credit Agreement requires the Company to comply with certain financial tests, as defined in the 2017 Credit Agreement. Amendment No. 4 waived compliance with the minimum required levels of the interest coverage ratio (“Interest Coverage Ratio”) and the maximum permitted levels of the senior secured leverage ratio (“Senior Secured Leverage Ratio”) through December 31, 2020, replacing them with a sliding scale minimum liquidity requirement of $100 million at June 30 and September 30, 2020 and $150 million at December 31, 2020. Maximum levels of the Senior Secured Leverage Ratio will be 3.75 to 1.0 at March 31, 2021, 3.25 to 1.0 at June 30, 2021 and 2.75 to 1.0 at September 30, 2021 and thereafter. If applicable, beginning in 2022, the Interest Coverage Ratio would be 2.5 to 1.0. The 2017 Credit Agreement also contains customary default provisions.

In addition, Amendment No. 4 prohibited share repurchases and dividends, contained anti-cash hoarding provisions and additional financial reporting provisions until December 31, 2020. Amendment No. 4 also increased the interest rate on the Revolver by 25 basis points until December 31, 2021. The Company, at its sole option, has the ability to revert to original financial covenants and Revolver pricing. The Company was in compliance with all covenants contained in the 2017 Credit Agreement as of December 31, 2020.

During the year ended December 31, 2018, the Company recorded a loss on early extinguishment of debt related to Amendment No. 2 to the 2017 Credit Agreement of approximately $0.7 million.

As of December 31, 2020 and 2019, the Company had, $579.9 million and $585.5 million, net of discount, respectively, in Term Loans outstanding under the 2017 Credit Agreement. The weighted average interest rate on the Term Loans at December 31, 2020 and 2019 was 3.00% and 4.10%, respectively. The Company had no revolving credit amounts outstanding as of December 31, 2020 and December 31, 2019. In February 2021, the Company initiated its option to prepay the 2019 Term Loan under the 2017 Credit Agreement prior to its maturity date to reduce the Company’s outstanding debt and lower its leverage. The Company expects to record a loss on early extinguishment of debt related to prepayment of approximately $2 million for accelerated amortization of debt acquisition costs and original issue discount in the first quarter of 2021.

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

Letters of credit outstanding (in millions):

	December 31, 2020	December 31, 2019
$400 Million Facility	$—	$—
$300 Million Facility	35.3	34.8
Bilateral Arrangements	47.2	45.3
Total	$82.5	$80.1

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

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of long-term debt outstanding at December 31, 2020 in the successive five-year period and thereafter are summarized below. Amounts shown are exclusive of minimum lease payments for capital lease obligations (in millions):

2021	$6.0
2022	5.5
2023	5.5
2024	563.0
2025	600.0
Total Debt	1,180.0
Less: Unamortized debt issuance costs	$(10.6)
Net debt	$1,169.4

Fair Value of Debt

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values of its debt set forth below as of December 31, 2020 and 2019, as follows (in millions, except for quotes):

2020	Book Value	Quote	Fair Value
5-5/8% Notes	$600.0	$1.02750	$616.5
2017 Credit Agreement - Original Term Loan (net of discount)	$384.0	$0.98750	$379.2
2017 Credit Agreement - 2019 Term Loan (net of discount)	$195.9	$0.99000	$193.9

2019	Book Value	Quote	Fair Value
5-5/8% Notes	$600.0	$1.03375	$620.3
2017 Credit Agreement - Original Term Loan (net of discount)	$387.8	$1.00656	$390.3
2017 Credit Agreement - 2019 Term Loan (net of discount)	$197.7	$1.00938	$199.6

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

The Company paid $58.1 million, $70.9 million and $57.5 million of interest in 2020, 2019 and 2018, respectively.

NOTE L – LEASES

Terex has operating leases for real property, vehicles and office and industrial equipment, generally expiring over terms from 1 to 15 years. Many of the leases held by Terex include options to extend or terminate the lease.
Real property leases are used for office, administrative and industrial purposes. The base terms of these leases typically expire between 2 and 10 years, with options to renew between 1 and 15 years. Most of our renewal options are linked to market conditions and Terex cannot estimate how existing renewal options will affect the monthly payments. Residual value guarantees are not material.
The vehicle leases mainly include cars and trucks. Term length for these leases typically varies between 1 and 7 years.
Office and industrial equipment leases primarily include machinery used for conducting business at office locations and manufacturing sites worldwide. Term length for these leases typically varies between 1 and 6 years.

Operating Leases
Operating lease cost consists of the following (in millions):

	Year Ended December 31,
	2020	2019
Operating lease cost	$32.0	$33.8
Variable lease cost	4.9	6.7
Short-term lease cost	4.8	5.0
Total operating lease costs	$41.7	$45.5
Variable lease costs correspond to future period lease payments which are determined at fair market value at determined points in time. Operating lease obligations consist primarily of commitments to rent real properties.
Rental expense under operating leases was $37.5 million in 2018, prior to the adoption of the current leasing standard.

Supplemental balance sheet information related to leases (in millions, except lease term and discount rate):

	December 31,
	2020	2019
Operating lease right-of-use assets included within Other assets	$102.9	$122.9

Current maturities of operating leases included within Other current liabilities	$24.8	$25.9
Non-current operating leases included within Other liabilities	82.9	104.7
Total operating lease liabilities	$107.7	$130.6

Weighted average discount rate for operating leases	5.33%	5.58%
Weighted average remaining operating lease term in years	5	6
Maturities of operating lease liabilities (in millions):

2021	$29.5
2022	26.6
2023	23.6
2024	17.1
2025	11.3
Thereafter	14.1
Total undiscounted operating lease payments	122.2
Less: Imputed interest	(14.5)
Total operating lease liabilities	107.7
Less: Current maturities of operating lease liabilities	(24.8)
Non-current operating lease liabilities	$82.9
Supplemental cash flow and other information related to operating leases (in millions):

	December 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$32.1	$36.6
Operating right-of-use assets obtained in exchange for operating lease liabilities	$21.4	$22.9

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

The Company maintained one qualified defined benefit pension plan covering certain domestic employees (the “Terex Plan”). Participation in the Terex Plan for all employees was frozen. Participants were credited with post-freeze service for purposes of determining vesting and retirement eligibility only. The benefits covering salaried employees were based primarily on years of service and employees’ qualifying compensation during the final years of employment. The benefits covering bargaining unit employees were based primarily on years of service and a flat dollar amount per year of service. The Company’s policy was generally to fund the Terex Plan based on the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Plan assets consisted primarily of common stocks, bonds and short-term cash equivalent funds. In November 2018, the Company completed the termination of the Terex Plan as further described below. There were no minimum contribution requirements for the 2018 plan year.

Non-U.S. Plans

The Company maintains defined benefit plans in France, Germany, India, Switzerland and the United Kingdom for some of its subsidiaries. Participation in the United Kingdom plan has been frozen. The United Kingdom plan is a funded plan and the Company funds this plan in accordance with funding regulations in the United Kingdom and a negotiated agreement between the Company and the plan’s trustee. The Switzerland plan is a funded plan and the Company funds this plan in accordance with funding regulations. Participation in the German plans is frozen; however, eligible participants are credited with post-freeze service for purposes of determining vesting and the amount of benefits. The plans in France, Germany, and India are unfunded plans. In Italy, there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination. The Company records this obligation based on mandated requirements. The measure of current obligation is not dependent on the employees’ future service and therefore is measured at current value.

Other Post-employment Benefits

The Company has several non-pension post-retirement benefit programs. The Company provides post-employment health and life insurance benefits to certain former salaried and hourly employees. The health care programs are contributory, with participants’ contributions adjusted annually, and the life insurance plan is noncontributory.

Savings Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, contribute to certain of these plans. Charges recognized for these savings plans were $17.9 million, $20.8 million and $21.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. For the years ended December 31, 2020, 2019 and 2018, Company matching contributions to tax deferred savings plans were invested at the direction of plan participants.

Information regarding the Company’s plans, including U.S. SERP, was as follows (in millions, except percent values):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2020	2019	2020	2019	2020	2019
Accumulated benefit obligation at end of year	$46.1	$43.1	$165.2	$151.1
Change in benefit obligation:
Benefit obligation at beginning of year	$43.1	$39.1	$153.0	$138.4	$2.8	$0.9
Service cost	—	0.2	1.5	1.9	—	—
Interest cost	1.4	1.6	2.8	3.6	0.1	0.1
Transfer from held for sale	—	—	—	0.1	—	2.1
Settlements	—	—	(1.3)	(2.4)	—	—
Curtailments	—	—	(1.0)	(0.3)	—	—
Plan amendments	—	—	0.4	—	—	—
Actuarial loss (gain)(1)	4.0	3.4	12.5	12.6	(0.2)	(0.1)
Benefits paid	(2.4)	(1.2)	(6.5)	(5.8)	(0.3)	(0.2)
Foreign exchange effect	—	—	5.9	4.9	—	—
Benefit obligation at end of year	46.1	43.1	167.3	153.0	2.4	2.8
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	122.1	107.5	—	—
Actual return on plan assets	—	—	13.8	10.9	—	—
Settlements	—	—	(1.3)	(2.4)	—	—
Employer contribution	2.4	1.2	7.1	7.1	0.3	0.2
Employee contribution	—	—	0.4	0.5	—	—
Benefits paid	(2.4)	(1.2)	(6.5)	(5.8)	(0.3)	(0.2)
Transfer to held for sale	—	—	—	—	—	—
Foreign exchange effect	—	—	4.3	4.3	—	—
Fair value of plan assets at end of year	—	—	139.9	122.1	—	—
Funded status	$(46.1)	$(43.1)	$(27.4)	$(30.9)	$(2.4)	$(2.8)
Amounts recognized in the statement of financial position are included in:
Other current liabilities	$2.3	$2.4	$0.6	$0.6	$0.3	$0.3
Other non-current liabilities	43.8	40.7	26.8	30.3	2.1	2.5
Total liabilities	$46.1	$43.1	$27.4	$30.9	$2.4	$2.8
Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial net loss	$7.1	$3.1	$52.1	$48.3	$0.2	$0.4
Prior service cost	—	—	3.0	2.6	—	—
Total amounts recognized in accumulated other comprehensive loss	$7.1	$3.1	$55.1	$50.9	$0.2	$0.4

(1) Actuarial losses related to U.S. and non-U.S. pension benefits for the years ended December 31, 2020 and 2019 were due primarily to the decreased discount rate when compared to the rate used in the prior year.

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Weighted-average assumptions as of December 31:
Discount rate(1)	2.50%	3.31%	4.41%	1.42%	1.87%	2.67%	2.12%	3.10%	4.14%
Expected return on plan assets	—%	—%	—%	3.93%	4.40%	4.40%	N/A	N/A	N/A
Rate of compensation increase(1)	—%	—%	3.75%	0.17%	0.17%	0.19%	N/A	N/A	N/A

(1) The weighted average assumptions as of December 31 are used to calculate the funded status at the end of the current year and the net periodic cost for the subsequent year.

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Components of net periodic cost:
Service cost	$—	$0.2	$0.4	$1.5	$1.9	$1.8	$—	$—	$—
Interest cost	1.4	1.6	4.3	2.8	3.6	3.4	0.1	0.1	—
Expected return on plan assets	—	—	(5.6)	(5.4)	(4.7)	(5.0)	—	—	—
Recognition of prior service cost	—	—	0.1	0.1	0.1	—	—	—	—
Amortization of actuarial loss	—	(0.5)	2.6	1.7	1.5	1.4	—	—	—
Settlements	—	—	50.5	—	0.6	0.8	—	—	—
Other	—	(0.2)	—	(0.9)	(0.7)	(0.4)	—	—	—
Net periodic cost	$1.4	$1.1	$52.3	$(0.2)	$2.3	$2.0	$0.1	$0.1	$—

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

Participants in the Company’s U.K. pension plan may elect to receive a lump-sum settlement of remaining pension benefits under the terms of the plan. As a result of participants electing the lump-sum option during the years ended December 31, 2019 and 2018, the Company settled $2.4 million and $2.7 million of non-U.S. pension obligations, respectively. The settlements were paid from plan assets and did not require a cash contribution from the Company. As a result, the Company recorded settlement losses of $0.6 million and $0.8 million reflecting the accelerated recognition of unamortized losses in the plan proportionate to the obligation that was settled in 2019 and 2018, respectively.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2020	2019	2020	2019	2020	2019
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net (gain) loss	$4.0	$3.4	$4.2	$6.4	$(0.2)	$(0.1)
Amortization of actuarial gain (loss)	—	0.6	(1.7)	(2.5)	—	—
Amortization of prior service cost	—	—	(0.2)	(0.2)	—	—
Disposals	—	—	—	(17.9)	—	—
Settlements	—	—	—	(0.6)	—	—
Foreign exchange effect	—	—	1.9	1.6	—	—
Total recognized in other comprehensive income (loss)	$4.0	$4.0	$4.2	$(13.2)	$(0.2)	$(0.1)

For the Company’s plans, including the U.S. SERP, that have accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were (in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2020	2019	2020	2019
Projected benefit obligation	$46.1	$43.1	$167.3	$153.0
Accumulated benefit obligation	$46.1	$43.1	$165.2	$151.1
Fair value of plan assets	$—	$—	$139.9	$122.1
The Company had no pension benefit plans with fair value of plan assets in excess of projected benefit obligations or accumulated benefit obligations.

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

The overall investment strategy for non-U.S. defined benefit plans is to achieve a mix of investments to support long-term growth and minimize volatility while maximizing rates of return by diversification of asset types, fund strategies and fund managers.  Fixed income investments include investments in European government securities and European corporate bonds and constitute approximately 74% and 72% of the portfolio at December 31, 2020 and 2019, respectively. Equity investments, multi-asset investment funds and real estate investments that invest in a diversified range of property principally in the retail, office and industrial/warehouse sectors constitute approximately 26% and 28% of the portfolio at December 31, 2020 and 2019, respectively. Investments of the plans primarily include investments in companies from diversified industries with 87% invested internationally and 13% invested in North America. The target investment allocations to support the Company’s investment strategy for 2021 are approximately 74% to 75% fixed income securities and approximately 25% to 26% equity securities, multi-asset investment funds and real estate investments.

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

The fair value of the Company’s plan assets at December 31, 2020 are as follows (in millions):

	Non-U.S. Pension Plans
	Total	Level 1	Level 2	Level 3
Cash, including money market funds	$4.4	$4.4	$—	$—
U.S. equities	18.4	—	18.4	—
Non-U.S. equities	14.4	—	14.4	—
Non-U.S. corporate bond funds	2.9	—	2.9	—
Non-U.S. governmental fixed income funds	36.8	—	36.8	—
Group annuity insurance contracts	35.3	—	—	35.3
Real estate	3.8	—	3.8	—
Other securities	23.9	—	23.9	—
Total investments measured at fair value	$139.9	$4.4	$100.2	$35.3

The fair value of the Company’s plan assets at December 31, 2019 are as follows (in millions):

	Non-U.S. Pension Plans
	Total	Level 1	Level 2	Level 3
Cash, including money market funds	$2.3	$2.3	$—	$—
U.S. equities	16.1	—	16.1	—
Non-U.S. equities	14.1	—	14.1	—
Non-U.S. corporate bond funds	2.8	—	2.8	—
Non-U.S. governmental fixed income funds	25.2	—	25.2	—
Group annuity insurance contracts	35.5	—	—	35.5
Real estate	3.8	—	3.8	—
Other securities	22.3	—	22.3	—
Total investments measured at fair value	$122.1	$2.3	$84.3	$35.5

Changes in fair value measurements of Level 3 investments during the years ended December 31, 2020 and 2019 are as follows (in millions):

	December 31, 2020	December 31, 2019
Balance at beginning of year	$35.5	$—
Actuarial gain (loss)	1.1	—
Transfers into (out of) Level 3	(2.4)	35.5
Foreign exchange effect	1.1	—
Balance at end of year	$35.3	$35.5

The Company plans to contribute approximately $2 million to its U.S. defined benefit pension plan and post-retirement plans and approximately $7 million to its non-U.S. defined benefit pension plans in 2021.  During the year ended December 31, 2020, the Company contributed $2.6 million to its U.S. defined benefit pension plan and post-retirement plans and $7.1 million to its non-U.S. defined benefit pension plans. The Company’s estimated future benefit payments under its plans are as follows (in millions):

Year Ending December 31,	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
2021	$2.4	$6.5	$0.3
2022	$2.4	$6.2	$0.3
2023	$2.5	$5.8	$0.2
2024	$2.5	$6.1	$0.2
2025	$2.5	$6.5	$0.2
2026-2030	$12.2	$32.1	$0.6

For the other benefits, for measurement purposes, a 8.50% rate of increase in the per capita cost of covered health care benefits was assumed for 2021, decreasing one-half percentage point per year until it reaches 4.50% for 2029 and thereafter. Assumed health care cost trend rates may have a significant effect on the amounts reported for health care plans.

A one-percentage-point change in assumed health care cost trend rates would not have a material effect on total service and interest cost components or post-retirement benefit obligation.

NOTE N – STOCKHOLDERS’ EQUITY

On December 31, 2020, there were 82.9 million shares of common stock issued and 68.6 million shares of common stock outstanding. Of the 217.1 million unissued shares of common stock at that date, 2.4 million shares of common stock were reserved for issuance for the vesting of restricted stock.

Common Stock in Treasury. The Company values treasury stock on an average cost basis. As of December 31, 2020, the Company held 14.3 million shares of common stock in treasury totaling $459.2 million, which include 0.7 million shares held in a trust for the benefit of the Company’s deferred compensation plan totaling $17.6 million.

Preferred Stock. The Company’s certificate of incorporation was amended in June 1998 to authorize 50.0 million shares of preferred stock, $0.01 par value per share. As of December 31, 2020 and 2019, there were no shares of preferred stock outstanding.

Long-Term Incentive Plans. In May 2018, the stockholders approved the Terex Corporation 2018 Omnibus Incentive Plan (the “2018 Plan”). The purpose of the 2018 Plan is to assist the Company in attracting and retaining selected individuals to serve as employees, directors, officers, consultants and advisors of the Company and its subsidiaries and affiliates who will contribute to the Company’s success and to achieve long-term objectives which will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the common stock. The 2018 Plan authorizes the granting of (i) options to purchase shares of common stock (“Shares”), (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock units, (v) other stock awards, (vi) cash awards and (vii) performance awards. The maximum number of Shares that may be the subject of awards under the 2018 Plan is 1.2 million Shares, plus the number of Shares remaining available for issuance under the Terex Corporation 2009 Omnibus Incentive Plan (the “2009 Plan”) that are not subject to outstanding awards as of the date of stockholder approval, and the number of Shares subject to awards outstanding under the 2009 Plan as of such date but only to the extent that such outstanding awards are forfeited, expire, or otherwise terminate without the issuance of such Shares. Under the 2018 Plan, Shares covering restricted stock awards, restricted stock units and other stock awards shall only be counted as used to the extent that they are actually issued. As of December 31, 2020, 1.3 million shares were available for grant under the 2018 Plan.

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

Under the 2018 and 2009 Plans, approximately 50% of outstanding awards are time-based and vest ratably on each of the first three anniversary dates. Approximately 34% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 16% cliff vest and are based on performance targets containing a market condition determined over a three-year period.

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

	Grant date	Grant date	Grant date
	February 26, 2020	March 12, 2019	March 8, 2018
Dividend yields	2.12%	1.31%	1.00%
Expected historical volatility	36.36%	36.64%	40.41%
Risk free interest rate	1.14%	2.40%	2.38%
Expected life (in years)	3	3	3
Grant date fair value per share	$21.09	$38.77	$41.57

The following table is a summary of restricted stock awards under all of the Company’s plans:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	2,442,260	$35.53
Granted	1,367,067	$22.42
Vested	(1,103,352)	$33.73
Canceled, expired or other	(314,650)	$28.88
Nonvested at December 31, 2020	2,391,325	$27.64

As of December 31, 2020, unrecognized compensation costs related to restricted stock totaled approximately $32 million, which will be expensed over a weighted average period of 1.6 years.  The grant date weighted average fair value for restricted stock awards during the years ended December 31, 2020, 2019 and 2018 was $22.42, $33.84 and $40.06, respectively.  The total fair value of shares vested for restricted stock awards was $37.2 million, $44.1 million and $34.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Tax benefits associated with stock-based compensation were $3.5 million, $7.3 million and $4.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. The excess tax benefit for all stock-based compensation is included in the Consolidated Statement of Cash Flows as an operating cash activity.

Comprehensive Income (Loss).  The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):

	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2018	$(144.7)	$2.1	$4.3	$(101.2)	$(239.5)
Current year change	(80.9)	(6.5)	(3.5)	45.6	(45.3)
Balance at December 31, 2018	(225.6)	(4.4)	0.8	(55.6)	(284.8)
Current year change	17.4	3.6	1.8	4.5	27.3
Balance at December 31, 2019	(208.2)	(0.8)	2.6	(51.1)	(257.5)
Current year change	63.0	(5.2)	(1.4)	(7.3)	49.1
Balance at December 31, 2020	$(145.2)	$(6.0)	$1.2	$(58.4)	$(208.4)

As of December 31, 2020, accumulated other comprehensive income (loss) for the cumulative translation adjustment, derivative hedging adjustment, debt and equity securities adjustment and pension liability adjustment are net of a tax benefit/(provision) of $4.5 million, $1.3 million, $(0.1) million and $3.9 million, respectively.

Changes in Accumulated Other Comprehensive Income (Loss)
The table below presents changes in AOCI by component for the year ended December 31, 2020 and 2019. All amounts are net of tax (in millions).

	Year ended December 31, 2020					Year ended December 31, 2019
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA (1)	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj. (2)	Total
Beginning balance	$(208.2)	$(0.8)	$2.6	$(51.1)	$(257.5)	$(225.6)	$(4.4)	$0.8	$(55.6)	$(284.8)
Other comprehensive income (loss) before reclassifications	63.0	(9.2)	(1.4)	(8.6)	43.8	(8.7)	(2.6)	1.8	(10.0)	(19.5)
Amounts reclassified from AOCI	—	4.0	—	1.3	5.3	26.1	6.2	—	14.5	46.8
Net other comprehensive income (loss)	63.0	(5.2)	(1.4)	(7.3)	49.1	17.4	3.6	1.8	4.5	27.3
Ending balance	$(145.2)	$(6.0)	$1.2	$(58.4)	$(208.4)	$(208.2)	$(0.8)	$2.6	$(51.1)	$(257.5)

(1) Reclassifications relate to $26.1 million of losses (net of $2.8 million of tax benefits) reclassified from AOCI to Gain (loss) on disposition of discontinued operations - net of tax in connection with the disposition of Demag.
(2) Reclassifications primarily relate to $12.6 million of losses (net of $5.3 million of tax benefits) reclassified from AOCI to Gain (loss) on disposition of discontinued operations - net of tax in connection with the disposition of Demag.

Share Repurchases and Dividends

Since February 2018, Terex’s Board of Directors authorized the Company to repurchase up to an additional $625 million of the Company’s outstanding shares of common stock. The Company repurchased 2.5 million shares for $54.6 million, 0.2 million shares for $4.9 million and 11.4 million shares for $425.0 million under these programs during the years ended December 31, 2020, 2019 and 2018, respectively.

Terex’s Board of Directors declared a dividend of $0.12 per share in the first quarter of 2020, which was paid to the Company’s shareholders. Terex’s Board of Directors declared a dividend of $0.11 and $0.10 per share in each quarter of 2019 and 2018, respectively, which were paid to the Company’s shareholders.

In April 2020, the Company announced that it had suspended further share repurchases and dividend payments for the remainder of 2020. In February 2021, Terex’s Board of Directors reinstated a quarterly dividend for 2021 and declared a dividend of $0.12 per share which will be paid on March 19, 2021.

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

Terex Latin América Equipamentos Ltda ICMS Proceedings

Terex Latin America Equipamentos Ltda (“TLA”) imports Terex products into Brazil through the state of Espirito Santo to its facility in Sao Paulo. For the 2004 through March 2009 period, TLA used a third-party trading company, SAB, as an agent to process the importation of Terex products. TLA properly paid the Espirito Santo ICMS tax (Brazilian state value-added tax) to SAB for payment to Espirito Santo, which would produce an ICMS credit to be used against imposition of Sao Paolo ICMS tax. SAB went into bankruptcy and may not have actually remitted to Espirito Santo the ICMS tax amounts paid to it by TLA. The Brazilian state of Sao Paulo challenged the credit against Sao Paolo ICMS that TLA claimed and assessed unpaid ICMS tax, penalties and related interest in the amount of approximately BRL 102 million ($19 million). TLA challenged the claim of Sao Paulo and learned in October 2019 that the Sao Paulo claim has survived the administrative tribunal process. TLA anticipates that it will receive notice for an amount due from Sao Paulo and expects to protest the Sao Paulo claim in litigation. While the Company believes the position of the state of Sao Paulo is without merit and continues to vigorously oppose it, no assurance can be given as to the final resolution of the ICMS litigation or that TLA will not ultimately be required to pay ICMS and interest to the state of Sao Paulo.

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

For credit guarantees outstanding as of December 31, 2020 and 2019, the maximum exposure determined at inception was $143.8 million and $78.4 million, respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Amounts in millions)

	Balance Beginning of Year	Charges to Earnings	Other (1)	Deductions (2)	Balance End of Year
Year ended December 31, 2020
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$9.9	$1.8	$2.6	$(4.8)	$9.5
Allowance for doubtful accounts - Non-current	21.3	0.1	0.9	(10.8)	11.5
Reserve for inventory	53.2	8.1	3.1	(2.6)	61.8
Valuation allowances for deferred tax assets	107.0	(1.7)	6.8	—	112.1
Totals	$191.4	$8.3	$13.4	$(18.2)	$194.9
Year ended December 31, 2019
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$9.1	$6.4	$(0.6)	$(5.0)	$9.9
Allowance for doubtful accounts - Non-current	21.6	—	(0.3)	—	21.3
Reserve for inventory	49.8	4.1	3.1	(3.8)	53.2
Valuation allowances for deferred tax assets	114.3	(4.1)	(3.2)	—	107.0
Totals	$194.8	$6.4	$(1.0)	$(8.8)	$191.4
Year ended December 31, 2018
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$9.3	$2.4	$—	$(2.6)	$9.1
Allowance for doubtful accounts - Non-current	22.2	0.2	(0.8)	—	21.6
Reserve for inventory	53.4	6.5	(1.7)	(8.4)	49.8
Valuation allowances for deferred tax assets	134.6	(15.8)	(4.5)	—	114.3
Totals	$219.5	$(6.7)	$(7.0)	$(11.0)	$194.8

(1)Primarily represents the impact of foreign currency exchange, business divestitures and other amounts recorded to accumulated other comprehensive income (loss).
(2)Primarily represents the utilization of established reserves, net of recoveries.