Form 10-Q
period 2021-03-31
TEREX CORP
filed 2021-04-30
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10702

Terex Corporation
(Exact name of registrant as specified in its charter)

Delaware	34-1531521
(State of Incorporation)	(IRS Employer Identification No.)
45 Glover Ave, 4th Floor, Norwalk, Connecticut 06850
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
Yes ☐ No ☒

Number of outstanding shares of common stock: 69.8 million as of April 27, 2021.

The Exhibit Index begins on page 38.

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of March 31, 2021 unless specifically noted otherwise. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
•our business is global and subject to changes in exchange rates between currencies, commodity price changes, regional economic conditions and trade relations;
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
•our compliance with the United States (“U.S.”) Foreign Corrupt Practices Act and similar worldwide anti-corruption laws;
•increased regulatory focus on privacy and data security issues and expanding laws;
•our ability to comply with an injunction and related obligations imposed by the U.S. Securities and Exchange Commission;
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
For the Quarterly Period Ended March 31, 2021

PART I.FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Net sales	$864.2	$833.6
Cost of goods sold	(688.8)	(696.9)
Gross profit	175.4	136.7
Selling, general and administrative expenses	(113.9)	(143.8)
Income (loss) from operations	61.5	(7.1)
Other income (expense)
Interest income	0.7	0.9
Interest expense	(15.3)	(17.7)
Loss on early extinguishment of debt	(2.1)	—
Other income (expense) – net	2.6	(1.6)
Income (loss) from continuing operations before income taxes	47.4	(25.5)
(Provision for) benefit from income taxes	(7.7)	0.8
Income (loss) from continuing operations	39.7	(24.7)
Income (loss) from discontinued operations – net of tax	—	(0.2)
Gain (loss) on disposition of discontinued operations – net of tax	0.4	—
Net income (loss)	$40.1	$(24.9)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.57	$(0.35)
Income (loss) from discontinued operations – net of tax	—	—
Gain (loss) on disposition of discontinued operations – net of tax	0.01	—
Net income (loss)	$0.58	$(0.35)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.56	$(0.35)
Income (loss) from discontinued operations – net of tax	—	—
Gain (loss) on disposition of discontinued operations – net of tax	0.01	—
Net income (loss)	$0.57	$(0.35)
Weighted average number of shares outstanding in per share calculation
Basic	69.5	70.5
Diluted	70.8	70.5

Comprehensive income (loss)	$33.0	$(81.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$572.9	$665.0
Trade receivables (net of allowance of $10.1 and $9.5 at March 31, 2021 and December 31, 2020, respectively)	488.3	381.2
Inventories	658.8	610.4
Prepaid and other current assets	181.9	222.0
Total current assets	1,901.9	1,878.6
Non-current assets
Property, plant and equipment – net	396.8	406.6
Goodwill	275.9	275.4
Intangible assets – net	7.9	8.3
Other assets	383.0	462.9
Total assets	$2,965.5	$3,031.8

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$5.7	$7.6
Trade accounts payable	474.0	369.9
Other current liabilities	358.3	345.8
Total current liabilities	838.0	723.3
Non-current liabilities
Long-term debt, less current portion	973.5	1,166.2
Other non-current liabilities	207.9	220.8
Total liabilities	2,019.4	2,110.3
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value – authorized 300.0 shares; issued 83.4 and 82.9 shares at March 31, 2021 and December 31, 2020, respectively	0.9	0.9
Additional paid-in capital	835.7	837.9
Retained earnings	781.7	750.3
Accumulated other comprehensive income (loss)	(215.5)	(208.4)
Less cost of shares of common stock in treasury – 14.2 and 14.3 shares at March 31, 2021 and December 31, 2020, respectively	(456.7)	(459.2)
Total stockholders’ equity	946.1	921.5
Total liabilities and stockholders’ equity	$2,965.5	$3,031.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2020	68.6	$0.9	$837.9	$750.3	$(208.4)	$(459.2)	$921.5
Net income (loss)	—	—	—	40.1	—	—	40.1
Other comprehensive income (loss) – net of tax	—	—	—	—	(7.1)	—	(7.1)
Issuance of common stock	0.5	—	11.4	—	—	—	11.4
Compensation under stock-based plans – net	0.1	—	(13.8)	—	—	2.8	(11.0)
Dividends	—	—	0.2	(8.5)	—	—	(8.3)
Acquisition of treasury stock	—	—	—	—	—	(0.3)	(0.3)
Other	—	—	—	(0.2)	—	—	(0.2)
Balance at March 31, 2021	69.2	$0.9	$835.7	$781.7	$(215.5)	$(456.7)	$946.1

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2019	70.4	$0.8	$824.4	$771.4	$(257.5)	$(406.8)	$932.3
Net income (loss)	—	—	—	(24.9)	—	—	(24.9)
Other comprehensive income (loss) – net of tax	—	—	—	—	(56.2)	—	(56.2)
Issuance of common stock	0.6	0.1	26.4	—	—	—	26.5
Compensation under stock-based plans – net	0.1	—	(29.5)	—	—	3.2	(26.3)
Dividends	—	—	0.2	(8.6)	—	—	(8.4)
Acquisition of treasury stock	(2.5)	—	—	—	—	(54.9)	(54.9)
Other	—	—	—	(1.9)	—	—	(1.9)
Balance at March 31, 2020	68.6	$0.9	$821.5	$736.0	$(313.7)	$(458.5)	$786.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net income (loss)	$40.1	$(24.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12.8	11.8
(Gain) loss on disposition of discontinued operations	(0.4)	—
Deferred taxes	(0.1)	4.7
Impairments	2.3	0.1
(Gain) loss on sale of assets	(0.6)	—
Loss on early extinguishment of debt	2.1	—
Stock-based compensation expense	9.9	7.3
Inventory and other non-cash charges	0.6	6.1
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(114.1)	(16.3)
Inventories	(60.6)	2.1
Trade accounts payable	111.3	(35.5)
Other assets and liabilities	131.4	(39.6)
Foreign exchange and other operating activities, net	3.4	(4.5)
Net cash provided by (used in) operating activities	138.1	(88.7)
Investing Activities
Capital expenditures	(7.3)	(25.2)
Proceeds from sale of capital assets	1.2	0.5
Proceeds (payments) from disposition of discontinued operations	—	4.5
Net cash provided by (used in) investing activities	(6.1)	(20.2)
Financing Activities
Repayments of debt	(197.5)	(1.5)
Proceeds from issuance of debt	—	170.0
Share repurchases	(0.2)	(54.8)
Dividends paid	(8.3)	(8.4)
Other financing activities, net	(8.9)	(7.0)
Net cash provided by (used in) financing activities	(214.9)	98.3
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(9.4)	(14.5)
Net Increase (Decrease) in Cash and Cash Equivalents	(92.3)	(25.1)
Cash and Cash Equivalents at Beginning of Period	670.1	540.1
Cash and Cash Equivalents at End of Period	$577.8	$515.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP to be included in full-year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from audited consolidated financial statements as of that date, but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for year ended December 31, 2020.

The Condensed Consolidated Financial Statements include accounts of Terex Corporation, its majority-owned subsidiaries and other controlled subsidiaries (“Terex” or the “Company”). The Company consolidates all majority-owned and controlled subsidiaries, applies equity method of accounting for investments in which the Company is able to exercise significant influence and applies the cost method for all other investments. All intercompany balances, transactions and profits have been eliminated. Certain prior period amounts have been reclassified to conform with the 2021 presentation.

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021.

Cash and cash equivalents include $4.6 million and $5.0 million at March 31, 2021 and December 31, 2020, respectively, which were not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

The following table provides amounts of cash and cash equivalents presented in the Condensed Consolidated Statement of Cash Flows (in millions):

	March 31, 2021	December 31, 2020
Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$572.9	$665.0
Cash and cash equivalents - held for sale(1)	4.9	5.1
Total cash and cash equivalents	$577.8	$670.1
(1)     Amounts relate to the Company’s utility hot lines tools business located in South America.

Recently Issued Accounting Standards

Accounting Standards Implemented in 2021

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. The Company adopted ASU 2019-12 on January 1, 2021. Adoption did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards to be Implemented

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU were effective upon issuance and may be applied through December 31, 2022. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at invoiced amount and do not bear interest. Allowance for doubtful accounts is the Company’s estimate of current expected credit losses on its existing accounts receivable and determined based on historical customer assessments, current financial conditions and reasonable and supportable forecasts. Account balances are charged off against the allowance when the Company determines the receivable will not be recovered. There can be no assurance that the Company’s estimate of accounts receivable collection will be indicative of future results. The Company has off-balance sheet customer credit exposure related to guarantees provided to financial institutions as disclosed in Note K – “Litigation and Contingencies”.

The following table summarizes changes in the consolidated allowance for doubtful accounts (in millions):

Balance as of December 31, 2020	$9.5
Provision for credit losses	1.2
Other adjustments	(0.6)
Balance as of March 31, 2021	$10.1

Finance Receivables. The Company’s net finance receivable balances include both sales-type leases and commercial loans. The Company had $23.2 million and $116.0 million of net finance receivables at March 31, 2021 and December 31, 2020, respectively. The allowance for credit losses on finance receivables was $10.5 million and $13.8 million at March 31, 2021 and December 31, 2020, respectively. In February 2021, the Company transferred finance receivables of $89.7 million to a U.S. regional bank, which qualified for sales treatment under ASC 860. The Company received $99.4 million cash proceeds from the sale and recognized a net gain of $5.6 million.

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

The following table summarizes changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2020	$52.9
Accruals for warranties issued during the period	11.2
Changes in estimates	(0.2)
Settlements during the period	(11.3)
Foreign exchange effect/other	(0.6)
Balance as of March 31, 2021	$52.0

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement and Disclosure” (“ASC 820”) include interest rate caps, commodity swaps, cross currency swaps and foreign exchange contracts, discussed in Note H – “Derivative Financial Instruments” and debt discussed in Note I – “Long-term Obligations”. These instruments are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels:

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

The Company identifies its operating segments according to how business activities are managed and evaluated, and has identified three operating segments: Aerials, Utilities and Materials Processing (“MP”). As Aerials and Utilities operating segments share similar economic characteristics, these operating segments are aggregated into one operating segment, Aerial Work Platforms (“AWP”). The Company operates in two reportable segments: (i) AWP and (ii) MP.

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

The Company assists customers in their rental, leasing and acquisition of its products through Terex Financial Services (“TFS”). TFS uses its equipment financing experience to facilitate financial products and services to assist customers in the acquisition of the Company’s equipment. TFS is included in Corporate and Other.

Corporate and Other also includes eliminations among the two reportable segments, as well as general and corporate items.

Business segment information is presented below (in millions):

	Three Months Ended March 31,
	2021	2020
Net sales
AWP	$476.7	$511.7
MP	378.2	315.6
Corporate and Other / Eliminations	9.3	6.3
Total	$864.2	$833.6
Income (loss) from operations
AWP	$26.6	$(5.9)
MP	49.1	25.0
Corporate and Other / Eliminations	(14.2)	(26.2)
Total	$61.5	$(7.1)

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

	March 31, 2021	December 31, 2020
Identifiable assets
AWP (1)	$1,700.9	$1,541.0
MP	1,597.9	1,596.3
Corporate and Other / Eliminations (2)	(339.2)	(111.8)
Assets held for sale	5.9	6.3
Total	$2,965.5	$3,031.8

(1)     Increase primarily due to higher trade receivable and inventory balances.
(2)     Change primarily due to lower cash and finance receivable balances.

Geographic net sales information is presented below (in millions):

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	AWP	MP	Corporate and Other / Eliminations	Total	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$296.0	$146.4	$10.2	$452.6	$342.5	$114.4	$14.4	$471.3
Western Europe	94.3	118.3	0.1	212.7	88.8	105.7	0.1	194.6
Asia-Pacific	70.3	82.3	0.2	152.8	51.1	59.0	0.2	110.3
Rest of World (1)	16.1	31.2	(1.2)	46.1	29.3	36.5	(8.4)	57.4
Total (2)	$476.7	$378.2	$9.3	$864.2	$511.7	$315.6	$6.3	$833.6

(1)     Includes intercompany sales and eliminations.
(2)     Total sales include $415.7 million and $431.1 million for the three months ended March 31, 2021 and 2020, respectively, attributable to the U.S., the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

Product type net sales information is presented below (in millions):

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	AWP	MP	Corporate and Other / Eliminations	Total	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$356.8	$—	$0.4	$357.2	$346.7	$—	$0.4	$347.1
Materials Processing Equipment	—	228.6	—	228.6	—	188.1	—	188.1
Specialty Equipment	—	149.1	0.7	149.8	—	126.3	0.3	126.6
Other (1)	119.9	0.5	8.2	128.6	165.0	1.2	5.6	171.8
Total	$476.7	$378.2	$9.3	$864.2	$511.7	$315.6	$6.3	$833.6
(1)     Includes other product types, intercompany sales and eliminations.

NOTE C – INCOME TAXES

During the three months ended March 31, 2021, the Company recognized income tax expense of $7.7 million on income of $47.4 million, an effective tax rate of 16.2%, as compared to income tax benefit of $0.8 million on loss of $25.5 million, an effective tax rate of 3.1%, for the three months ended March 31, 2020. The higher effective tax rate for the three months ended March 31, 2021 when compared with the three months ended March 31, 2020 is primarily due to U.S. tax on foreign income partially offset by geographic mix and the 2020 benefit of the Coronavirus Aid, Relief, and Economic Security Act.

NOTE D – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended March 31,
	2021	2020
Income (loss) from continuing operations	$39.7	$(24.7)
Income (loss) from discontinued operations – net of tax	—	(0.2)
Gain (loss) on disposition of discontinued operations – net of tax	0.4	—
Net income (loss)	$40.1	$(24.9)
Basic shares:
Weighted average shares outstanding	69.5	70.5
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$0.57	$(0.35)
Income (loss) from discontinued operations – net of tax	—	—
Gain (loss) on disposition of discontinued operations – net of tax	0.01	—
Net income (loss)	$0.58	$(0.35)
Diluted shares:
Weighted average shares outstanding – basic	69.5	70.5
Effect of dilutive securities:
Restricted stock awards	1.3	—
Diluted weighted average shares outstanding	70.8	70.5
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$0.56	$(0.35)
Income (loss) from discontinued operations – net of tax	—	—
Gain (loss) on disposition of discontinued operations – net of tax	0.01	—
Net income (loss)	$0.57	$(0.35)

Non-vested restricted stock awards granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average restricted stock awards of approximately 0.1 million and 1.6 million were outstanding during the three months ended March 31, 2021 and 2020, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.

NOTE E – INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2021	December 31, 2020
Finished equipment	$235.7	$195.8
Replacement parts	152.9	157.0
Work-in-process	64.0	57.2
Raw materials and supplies	206.2	200.4
Inventories	$658.8	$610.4

Reserves for lower of cost or net realizable value and excess and obsolete inventory were $59.3 million and $61.8 million at March 31, 2021 and December 31, 2020, respectively.

NOTE F – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	March 31, 2021	December 31, 2020
Property	$43.2	$43.6
Plant	249.3	250.1
Equipment	389.4	390.2
Leasehold improvements	49.7	49.9
Construction in progress	30.3	31.1
Property, plant and equipment – gross	761.9	764.9
Less: Accumulated depreciation	(365.1)	(358.3)
Property, plant and equipment – net	$396.8	$406.6

NOTE G – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	MP	Total
Balance at December 31, 2020, gross	$140.6	$196.6	$337.2
Accumulated impairment	(38.6)	(23.2)	(61.8)
Balance at December 31, 2020, net	102.0	173.4	275.4
Foreign exchange effect and other	(0.5)	1.0	0.5
Balance at March 31, 2021, gross	140.1	197.6	337.7
Accumulated impairment	(38.6)	(23.2)	(61.8)
Balance at March 31, 2021, net	$101.5	$174.4	$275.9

Intangible assets, net were comprised of the following (in millions):

		March 31, 2021			December 31, 2020
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$9.8	$(9.2)	$0.6	$10.1	$(9.6)	$0.5
Customer Relationships	22	26.0	(24.3)	1.7	26.1	(24.1)	2.0
Land Use Rights	80	4.4	(0.8)	3.6	4.4	(0.7)	3.7
Other	8	25.4	(23.4)	2.0	25.5	(23.4)	2.1
Total definite-lived intangible assets		$65.6	$(57.7)	$7.9	$66.1	$(57.8)	$8.3

	Three Months Ended March 31,
(in millions)	2021	2020
Aggregate Amortization Expense	$0.4	$0.4

Estimated aggregate intangible asset amortization expense (in millions) for each of the next five years is as follows:

2021	$1.7
2022	1.3
2023	0.7
2024	0.5
2025	0.4

NOTE H – DERIVATIVE FINANCIAL INSTRUMENTS

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

Interest Rate Caps and Commodity Swaps

Derivatives designated as cash flow hedging instruments include interest rate caps and commodity swaps with outstanding notional amounts of $300.0 million and $26.1 million, respectively, at March 31, 2021. Commodity swaps outstanding at March 31, 2021 mature on or before August 31, 2022. The outstanding notional amount of interest rate caps and commodity swaps was $300.0 million and $26.0 million, respectively, at December 31, 2020. The Company uses interest rate caps to mitigate its exposure to changes in interest rates related to variable rate debt and commodity swaps to mitigate price risk for hot rolled coil steel. Fair values of interest rate caps are based on the present value of future cash payments and receipts. Fair values of commodity swaps are based on observable market data for similar assets and liabilities. Changes in the fair value of interest rate caps and commodity swaps are deferred in Accumulated other comprehensive income (loss) (“AOCI”). Gains or losses on interest rate caps are reclassified to Interest expense in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the underlying hedged transactions occur. Gains or losses on commodity swaps are reclassified to Cost of goods sold (“COGS”) in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the hedged transaction affects earnings.

Cross Currency Swaps

Derivatives designated as net investment hedging instruments include cross currency swaps with outstanding notional amounts of $93.8 million and $97.7 million at March 31, 2021 and December 31, 2020, respectively. The Company uses these cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates related to a net investment in a Euro-denominated functional currency subsidiary. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Changes in the fair value of cross currency swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Selling, general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the net investment is liquidated.

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with changing currency exchange rates.  Primary currencies to which the Company is exposed are the Euro, British Pound and Australian Dollar. Foreign currency exchange contracts, whether designated or not designated as cash flow hedges, are used to mitigate exposure to changes in foreign currency exchange rates on recognized assets and liabilities. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Foreign exchange contracts outstanding at March 31, 2021 mature during the second quarter of 2021.

At March 31, 2021 and December 31, 2020, the Company had $0.8 million and $7.8 million notional amount, respectively, of foreign exchange contracts outstanding that were designated as cash flow hedge contracts. For effective hedging instruments, unrealized gains and losses associated with foreign exchange contracts are deferred as a component of AOCI until the underlying hedged transactions settle and are reclassified to COGS in the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss).

The Company had $90.3 million and $54.2 million notional amount of foreign exchange contracts outstanding that were not designated as hedging instruments at March 31, 2021 and December 31, 2020, respectively.  The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments are offset by changes in the underlying hedged items, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments are recognized as gains or losses in COGS and Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

		March 31, 2021		December 31, 2020
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$—	$0.1	$—	$—
Commodity swaps	Other current assets	11.0	—	7.2	—
Commodity swaps	Other non-current assets	1.4	—	0.3	—
Interest rate caps	Other non-current assets	1.2	—	—	—
Foreign exchange contracts	Other current liabilities	—	(0.3)	—	—
Cross currency swaps - net investment hedge	Other current liabilities	(0.9)	—	(2.0)	—
Interest rate caps	Other current liabilities	(1.2)	—	(1.2)	—
Cross currency swaps - net investment hedge	Other non-current liabilities	(5.4)	—	(8.2)	—
Interest rate caps	Other non-current liabilities	—	—	(2.6)	—
Net derivative asset (liability)		$6.1	$(0.2)	$(6.5)	$—
(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income (Loss)
	Three Months Ended March 31,			Three Months Ended March 31,
Instrument	2021	2020	Income Statement Account	2021	2020
Foreign exchange contracts	$—	$(1.1)	Cost of goods sold	$—	$(1.4)
Commodity swaps	7.9	(1.4)	Cost of goods sold	(0.3)	(1.1)
Cross currency swaps - net investment hedge	2.9	(0.2)	Selling, general and administrative expenses	—	—
Interest rate caps	3.0	(1.5)	Interest expense	(0.3)	—
Total	$13.8	$(4.2)	Total	$(0.6)	$(2.5)

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold		Interest expense
	Three Months Ended March 31,
	2021	2020	2021	2020
Income Statement Accounts in which effects of cash flow hedges are recorded	$(688.8)	(696.9)	(15.3)	(17.7)
Gain (loss) reclassified from AOCI into Income (loss):
Foreign exchange contracts	—	(1.4)	—	—
Commodity swaps	(0.3)	(1.1)	—	—
Interest rate caps	—	—	(0.3)	—
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	0.2	—
Total	$(0.3)	$(2.5)	$(0.1)	$—

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives outstanding at the end of the period in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

		Gain (Loss) Recognized in Income (Loss)
Instrument	Income Statement Account	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Foreign exchange contracts	Cost of goods sold	$(0.2)	$(0.4)
Foreign exchange contracts	Other income (expense) – net	(0.1)	(0.1)
	Total	$(0.3)	$(0.5)

In the Condensed Consolidated Statement of Comprehensive Income (Loss), the Company records hedging activity related to interest rate caps, commodity swaps, cross currency swaps, foreign exchange contracts, and the debt conversion feature in the accounts for which the hedged items are recorded.  On the Condensed Consolidated Statement of Cash Flows, the Company presents cash flows from hedging activities in the same manner as it records the underlying item being hedged.

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

See Note L - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within unrealized net gains (losses) included in AOCI as of March 31, 2021, it is estimated that $9.9 million of gains are expected to be reclassified into earnings in the next twelve months.

NOTE I – LONG-TERM OBLIGATIONS

2017 Credit Agreement

On January 31, 2017, the Company entered into a credit agreement (as amended, the “2017 Credit Agreement”) with the lenders and issuing banks party thereto and Credit Suisse AG, Cayman Islands Branch (“CSAG”), as administrative agent and collateral agent. The 2017 Credit Agreement included (i) a $600 million revolving line of credit (the “Revolver”) and (ii) senior secured term loans totaling $600 million that will mature on January 31, 2024 (the “Term Loans”). On April 23, 2020, the Company entered into Loan Modification Agreement and Amendment No. 4 (“Amendment No. 4”) to the 2017 Credit Agreement which extended the term of the Revolver to expire on January 31, 2023, waived or amended certain financial covenants during 2020 and 2021, increased the interest rate on the Revolver by 25 basis points until December 31, 2021 and contained other provisions, such as prohibiting share repurchases and dividends, in 2020.

The $400 million senior secured term loan (the “Original Term Loan”) under the 2017 Credit Agreement bears interest at a rate of LIBOR plus 2.00% with a 0.75% LIBOR floor. During the first quarter of 2021, the Company prepaid the $200 million term loan (the “2019 Term Loan”) under the 2017 Credit Agreement prior to its maturity date to reduce the Company’s outstanding debt and lower its leverage. The Company recorded a loss on early extinguishment of debt related to prepayment of $2.1 million for accelerated amortization of debt acquisition costs and original issue discount. The 2019 Term Loan bore interest at a rate of LIBOR plus 2.75% with a 0.75% LIBOR floor.

In April 2021, the Company entered into an amendment and restatement agreement dated as of April 1, 2021 (the “Amendment and Restatement Agreement”) to the 2017 Credit Agreement. In connection with the Amendment and Restatement Agreement, the 2017 Credit Agreement has been amended and restated as of April 1, 2021 (the “Amended and Restated Credit Agreement” and collectively with the Amendment and Restatement Agreement, the “Amended Agreement”). The principal changes in the Amended Agreement are: (i) extension of the term of the Revolver to expire on April 1, 2026 (previously January 31, 2023), which maturity will spring forward to November 1, 2023 if the Original Term Loan outstanding under the Amended and Restated Credit Agreement is not repaid or its maturity date is not extended, (ii) reinstatement of financial covenants that were waived in 2020 by Amendment No. 4, (iii) decrease in the interest rate on the drawn Revolver by 25 basis points and (iv) certain other technical changes, including additional language regarding the potential cessation of LIBOR as a benchmark rate. The Company expects to record a loss on early extinguishment of debt related to the execution of the Amended Agreement of approximately $2 million in the second quarter of 2021.

Unlimited incremental commitments may be extended at the option of the existing or new lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, with incremental amounts in excess of $150 million through March 31, 2021 under the 2017 Credit Agreement and $300 million thereafter under the Amended Agreement as long as the Company satisfies the maximum permitted level of the senior secured leverage as defined in these agreements.

The 2017 Credit Agreement required the Company to comply with a number of covenants which limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. If the Company’s borrowings under the Revolver were greater than 30% of the total revolving credit commitments, the 2017 Credit Agreement required the Company to comply with certain financial tests, as defined in the 2017 Credit Agreement. Compliance with minimum required levels of the interest coverage ratio was waived at March 31, 2021 by Amendment No. 4. Minimum required levels of the interest coverage ratio will be 2.5 to 1.0 at June 30, 2021 and thereafter under the Amended Agreement. Maximum permitted level of the senior secured leverage ratio was 3.75 to 1.0 at March 31, 2021 under Amendment No. 4 and will be 2.75 to 1.0 at June 30, 2021 and thereafter under the Amended Agreement. The 2017 Credit Agreement also contained customary default provisions. The Company was in compliance with all covenants contained in the 2017 Credit Agreement as of March 31, 2021.

As of March 31, 2021 and December 31, 2020, the Company had $383.1 million and $579.9 million, net of discount, respectively, in Term Loans outstanding under the 2017 Credit Agreement. The weighted average interest rate on the Term Loans at March 31, 2021 and December 31, 2020 was 2.75% and 3.00%, respectively. The Company had no revolving credit amounts outstanding as of March 31, 2021 and December 31, 2020.

The Company issues letters of credit that generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet and guaranteeing the Company’s performance under contracts. Letters of credit can be issued under two facilities provided in the 2017 Credit Agreement and via bilateral arrangements outside the 2017 Credit Agreement.

The 2017 Credit Agreement incorporated secured facilities for issuance of letters of credit up to $400 million (the “$400 Million Facility”).  Letters of credit issued under the $400 Million Facility decrease availability under the Revolver.  The 2017 Credit Agreement also permitted the Company to have additional secured facilities for the issuance of letters of credit up to $300 million (the “$300 Million Facility”). Letters of credit issued under the $300 Million Facility did not decrease availability under the Revolver.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions (the “Bilateral Arrangements”).  The Bilateral Arrangements were not secured under the 2017 Credit Agreement and did not decrease availability under the Revolver.

Letters of credit outstanding (in millions):

	March 31, 2021	December 31, 2020
$400 Million Facility	$—	$—
$300 Million Facility	59.7	35.3
Bilateral Arrangements	55.5	47.2
Total	$115.2	$82.5

Furthermore, the Company and certain of its subsidiaries agreed to take certain actions to secure borrowings under the 2017 Credit Agreement. As a result, on January 31, 2017, Terex and certain of its subsidiaries entered into a Guarantee and Collateral Agreement with CSAG, as collateral agent for the lenders, granting security and guarantees to the lenders for amounts borrowed under the 2017 Credit Agreement. Pursuant to the Guarantee and Collateral Agreement, Terex was required to (a) pledge as collateral the capital stock of the Company’s material domestic subsidiaries and 65% of the capital stock of certain of the Company’s material foreign subsidiaries and (b) provide a first priority security interest in substantially all of the Company’s domestic assets.

5-5/8% Senior Notes

On January 31, 2017, the Company sold and issued $600.0 million aggregate principal amount of Senior Notes Due 2025 (“5-5/8% Notes”) at par in a private offering. The proceeds from the 5-5/8% Notes, together with cash on hand, including cash from the sale of the Company’s Material Handling and Port Solutions business, was used: (i) to complete a tender offer for up to $550.0 million of the Company’s Senior Notes due 2021 (“6% Notes”), (ii) to redeem and discharge such portion of the 6% Notes not purchased in the tender offer, (iii) to fund a $300.0 million partial redemption of the 6% Notes, (iv) to fund repayment of all $300.0 million aggregate principal amount outstanding of the Company’s 6-1/2% Senior Notes due 2021 on or before April 3, 2017, (v) to pay related premiums, fees, discounts and expenses, and (vi) for general corporate purposes. The 5-5/8% Notes were jointly and severally guaranteed by certain of the Company’s domestic subsidiaries.

On March 15, 2021, the Company delivered a notice for the conditional redemption of all of its outstanding 5-5/8% Notes. On April 5, 2021, the Company redeemed the 5-5/8% Notes in full for $622.9 million, including redemption premiums of $16.9 million and accrued but unpaid interest of $6.0 million. The Company expects to record a loss on early extinguishment of debt related to the redemption of the 5-5/8% Notes of approximately $23 million in the second quarter of 2021.

5% Senior Notes

In Apri1 2021, the Company sold and issued $600.0 million aggregate principal amount of Senior Notes Due 2029 (“5% Notes”) at par in a private offering. The proceeds from the 5% Notes, together with cash on hand, was used: (i) to fund redemption and discharge of the 5-5/8% Notes and (ii) to pay related premiums, fees, discounts and expenses. The 5% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries.

Fair Value of Debt

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values of its debt set forth below as of March 31, 2021, as follows (in millions, except for quotes):

	Book Value	Quote	Fair Value
5-5/8% Notes	$600.0	$1.02875	$617.3
2017 Credit Agreement Original Term Loan (net of discount)	$383.1	$0.99708	$382.0

The fair value of debt reported in the table above is based on adjusted price quotations on the debt instruments in an active market and therefore is categorized under Level 2 of the ASC 820 hierarchy. See Note A – “Basis of Presentation” for an explanation of ASC 820 hierarchy. The Company believes that the carrying value of its other borrowings, including amounts outstanding, if any, for the revolving credit line under the 2017 Credit Agreement, approximate fair market value based on maturities for debt of similar terms. Fair value of these other borrowings are categorized under Level 2 of the ASC 820 hierarchy.

NOTE J – RETIREMENT PLANS AND OTHER BENEFITS

The Company maintains defined benefit plans in France, Germany, India, Switzerland and the United Kingdom for some of its subsidiaries, as well as a nonqualified Supplemental Executive Retirement Plan (“U.S. SERP”) in the U.S. In Italy and Mexico, there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination. The Company has several non-pension post-retirement benefit programs, including health and life insurance benefits to certain former salaried and hourly employees. Information regarding the Company’s plans, including the U.S. SERP, is as follows (in millions):

	Three Months Ended March 31,
	2021			2020
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$—	$0.2	$—	$—	$0.3	$—
Interest cost	0.3	0.6	—	0.3	0.7	—
Expected return on plan assets	—	(1.4)	—	—	(1.3)	—
Amortization of actuarial (gain) loss	0.1	0.6	—	—	0.5	—
Net periodic cost	$0.4	$—	$—	$0.3	$0.2	$—

Components of Net periodic cost other than the Service cost component are included in Other income (expense) - Net in the Condensed Consolidated Statement of Comprehensive Income (Loss). The Service cost component is included in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period.

NOTE K – LITIGATION AND CONTINGENCIES

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

Terex Latin América Equipamentos Ltda ICMS Proceedings

Terex Latin America Equipamentos Ltda (“TLA”) imports Terex products into Brazil through the state of Espirito Santo to its facility in Sao Paulo. For the 2004 through March 2009 period TLA used a third-party trading company, SAB, as an agent to process the importation of Terex products. TLA properly paid the Espirito Santo ICMS tax (Brazilian state value-added tax) to SAB for payment to Espirito Santo, which would produce an ICMS credit to be used against imposition of Sao Paolo ICMS tax. SAB went into bankruptcy and may not have actually remitted to Espirito Santo the ICMS tax amounts paid to it by TLA. The Brazilian state of Sao Paulo challenged the credit against Sao Paolo ICMS that TLA claimed and assessed unpaid ICMS tax, penalties and related interest in the amount of approximately BRL 102 million ($18 million). TLA challenged the claim of Sao Paulo and learned in October 2019 that the Sao Paulo claim has survived the administrative tribunal process. TLA anticipates that it will receive notice for an amount due from Sao Paulo and expects to protest the Sao Paulo claim in litigation. While the Company believes the position of the state of Sao Paulo is without merit and continues to vigorously oppose it, no assurance can be given as to the final resolution of the ICMS litigation or that TLA will not ultimately be required to pay ICMS and interest to the state of Sao Paulo.

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

For credit guarantees outstanding as of March 31, 2021 and December 31, 2020, the maximum exposure determined at inception was $195.3 million and $143.8 million, respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

There can be no assurance that historical credit default experience will be indicative of future results.  The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

NOTE L – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three months ended March 31, 2021 and 2020. All amounts are net of tax (in millions).

	Three Months Ended March 31, 2021					Three Months Ended March 31, 2020
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(145.2)	$(6.0)	$1.2	$(58.4)	$(208.4)	$(208.2)	$(0.8)	$2.6	$(51.1)	$(257.5)
Other comprehensive income (loss) before reclassifications	(20.2)	13.4	(1.1)	(0.2)	(8.1)	(54.8)	(6.3)	(0.2)	2.6	(58.7)
Amounts reclassified from AOCI	—	0.4	—	0.6	1.0	—	2.1	—	0.4	2.5
Net other comprehensive income (loss)	(20.2)	13.8	(1.1)	0.4	(7.1)	(54.8)	(4.2)	(0.2)	3.0	(56.2)
Ending balance	$(165.4)	$7.8	$0.1	$(58.0)	$(215.5)	$(263.0)	$(5.0)	$2.4	$(48.1)	$(313.7)

Stock-Based Compensation

During the three months ended March 31, 2021, the Company awarded 0.6 million shares of restricted stock to its employees with a weighted average grant date fair value of $44.56 per share.  Approximately 57% of these awards are time-based and vest ratably on each of the first three anniversary dates. Approximately 28% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 15% cliff vest and are based on performance targets containing a market condition determined over a three-year period.

The Company used the Monte Carlo method to determine grant date fair value of $54.92 per share for the awards with a market condition granted on March 4, 2021.  The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.

The following table presents the weighted-average assumptions used in the valuation:

Grant date
March 4, 2021
Dividend yields	1.12%
Expected volatility	53.03%
Risk free interest rate	0.29%
Expected life (in years)	3

Share Repurchases and Dividends

In July 2018, Terex’s Board of Directors authorized the Company to repurchase up to $300 million of the Company’s outstanding shares of common stock. During the three months ended March 31, 2021, the Company did not repurchase shares under these programs. During the three months ended March 31, 2020, the Company repurchased 2.5 million shares for $54.6 million under these programs. Terex’s Board of Directors declared a dividend of $0.12 per share in the first quarter of 2021 and 2020, which was paid to the Company’s shareholders.

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

Further information about our reportable segments appears below and in Note B – “Business Segment Information” in the Notes to Condensed Consolidated Financial Statements.

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

We calculate a non-GAAP measure of free cash flow. We define free cash flow as Net cash provided by (used in) operating activities, plus (minus) increases (decreases) in Terex Financial Services (“TFS”) finance receivables consisting of sales-type leases and commercial loans (“TFS Assets”), less Capital expenditures, net of proceeds from sale of capital assets. We believe this measure of free cash flow provides management and investors further useful information on cash generation or use in our primary operations.

We discuss forward-looking information related to expected earnings per share (“EPS”) excluding the impact of potential future acquisitions, divestitures, restructuring and other unusual items. Our 2021 outlook for earnings per share is a non-GAAP financial measure because it excludes unusual items. The Company is not able to reconcile these forward-looking non-GAAP financial measures to their most directly comparable forward-looking GAAP financial measures without unreasonable efforts because the Company is unable to predict with a reasonable degree of certainty the exact timing and impact of such items. The unavailable information could have a significant impact on the Company’s full year 2021 GAAP financial results. This forward-looking information provides guidance to investors about our EPS expectations excluding these unusual items that we do not believe are reflective of our ongoing operations.

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

Overview

Safety remains our top priority; driven by Think Safe – Work Safe – Home Safe. All Terex team members contributed to our effort of continuing to provide products and services for our customers, while maintaining a safe working environment.

We began 2021 implementing our strategy of “Execute, Innovate, Grow”. We continue to improve Terex’s global cost competitiveness. We are maintaining strict cost discipline as our SG&A cost reduction initiative, our target of SG&A percent to sales for 2021 of 12.5% or better remains on track. During the quarter, we announced the planned move of our Oklahoma City Telehandler production to Monterrey, Mexico. This action will position us with cost competitive telehandler products for the North American market. We also continue to innovate in our products and technology so our products and services offer the features and benefits that provide value to our customers. We have invested in our connected assets and digital capabilities to better serve customers. We are also continuing to invest in the business for future growth. For example, our MP team is in the process of executing on localization plans in China to meet growing customer demand in the world’s largest aggregates market.

Overall, we have had a strong start to 2021. Throughout the quarter, we saw our end-markets continue to strengthen. We returned to growth with revenue of $864 million in the three months ended March 31, 2021, up 4% as compared to the prior year period. For the first quarter of 2021, we recorded an operating profit of $62 million compared to an operating loss of $7 million in the first quarter of last year. We achieved an operating margin of over 7% through disciplined cost control and meeting strengthening customer demand.

Our AWP segment’s first quarter 2021 sales declined by 7% compared to the prior year period where only March 2020 sales were adversely impacted by the COVID-19 pandemic. However, we have seen substantial end-market improvement globally, particularly in North America and Europe, from the end of 2020. This is true for both our aerials and utilities businesses. In North America, rental rates are improving, used equipment pricing is strong and fleet utilization continues to improve which are all positive signs of a recovering aerials rental industry. AWP delivered significantly improved operating margins in the quarter, driven by increased production and aggressively managing all costs. Despite having to address supply chain challenges in the first quarter of 2021, AWP gained significant momentum during the quarter. We expect the improved customer sentiment demonstrated by our Genie and Utilities customers to continue throughout 2021 and are encouraged by our backlog for the segment, which is up 82% compared to the prior year period.

MP continued its strong execution by delivering increased sales and profitability while overcoming supply disruptions. Our MP segment’s first quarter 2021 sales increased by almost 20% compared to the prior year period, driven by improving customer sentiment across all end-markets and geographies. MP has been aggressively managing all elements of cost as end-markets improve resulting in profitability increasing and helping the segment achieve a 13% operating margin. We expect global demand for crushing and screening equipment to continue to grow. Broad based economic growth, construction activity and aggregate consumption are the primary market drivers. We also expect material handlers and our broad line of environmental products to grow in improving global markets. Customer sentiment continues to improve and we are encouraged by our backlog for the segment, which is up 162% compared to the prior year period.

In the first quarter of 2021, our largest market remained North America, which represented approximately 52% of our global sales. As compared to the prior year period, our sales were up 39% in Asia Pacific and were up 9% in Western Europe. Sales were down 4% in North America.

We are continuing to focus on our cash generation and liquidity. The strong, positive free cash flow of $40 million in the three months ended March 31, 2021 demonstrates the hard work of our team members to tightly manage net working capital. As of March 31, 2021, we had $1.2 billion in available liquidity, with no near-term debt maturities. We have taken numerous actions to maintain strong liquidity levels going forward. During the first quarter of 2021, we received approximately $100 million of proceeds from the sale of TFS assets, which we used along with cash on our balance sheet to prepay $196 million of term loans in February 2021. This prepayment resulted in reducing outstanding debt, lowering leverage, and reducing annual cash interest expense by approximately $7 million. This deleveraging facilitated positive actions by the ratings agencies and refinancing of a significant portion of our capital structure, which we completed in April 2021. Our refinancing included successfully amending our $600 million revolving credit facility and issuing $600 million of new bonds with a 5% interest rate. These new bonds replace our 5.625% bonds due to mature in 2025 and reduce annual cash interest expense by approximately $4 million. We believe we have ample liquidity to meet our business plans. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

Looking ahead, we have seen our markets strengthen over the course of the first quarter. All other things being equal, we expect continued end-market improvement due to the global deployment of COVID-19 vaccines and AWP customers’ fleet replenishment. However, while the end-market demand environment has improved significantly, supply chain headwinds persist. We have taken each of these factors into consideration and as a result, we have increased our outlook for the balance of 2021 and currently expect 2021 earnings per share (“EPS”) to be between $2.35 and $2.55, on net sales of approximately $3.7 billion.

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

Terex management and Board of Directors use ROIC as one measure to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at March 31, 2021 was 7.4%.

Amounts described below are reported in millions of United States (“U.S.”) dollars, except for the annualized effective tax rates.  Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Mar '21	Dec '20	Sep '20	Jun '20	Mar'20
Annualized effective tax rate, as adjusted(1)	17.8%	18.2%	18.2%	18.2%
Income (loss) from operations as adjusted	$55.4	$30.6	$34.7	$4.0
Multiplied by: 1 minus annualized effective tax rate	82.2%	81.8%	81.8%	81.8%
Adjusted net operating income (loss) after tax	$45.5	$25.0	$28.4	$3.3
Debt	$979.2	$1,173.8	$1,174.5	$1,174.5	$1,345.1
Less: Cash and cash equivalents as adjusted	(577.8)	(670.1)	(512.6)	(429.9)	(515.0)
Debt less Cash and cash equivalents as adjusted	401.4	503.7	661.9	744.6	830.1
Stockholders’ equity as adjusted	916.7	804.6	734.7	667.8	638.3
Debt less Cash and cash equivalents plus Stockholders’ equity as adjusted	$1,318.1	$1,308.3	$1,396.6	$1,412.4	$1,468.4
(1) The annualized effective tax rate for 2020 periods represents the actual full year 2020 effective tax rate.

March 31, 2021 ROIC	7.4%
NOPAT as adjusted (last 4 quarters)	$102.2
Average Debt less Cash and cash equivalents plus Stockholders’ equity as adjusted (5 quarters)	$1,380.8

	Three months ended 3/31/21	Three months ended 12/31/20	Three months ended 9/30/20	Three months ended 6/30/20
Reconciliation of income (loss) from operations:
Income (loss) from operations, as reported	$61.5	$31.6	$36.5	$7.4
Adjustments:
(Income) loss from TFS	(6.1)	(1.0)	(1.8)	(3.4)
Income (loss) from operations as adjusted	$55.4	$30.6	$34.7	$4.0

	As of 3/31/21	As of 12/31/20	As of 9/30/20	As of 6/30/20	As of 3/31/20
Reconciliation of Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$572.9	$665.0	$508.3	$426.0	$511.3
Cash and cash equivalents - assets held for sale	4.9	5.1	4.3	3.9	3.7
Cash and cash equivalents, as adjusted	$577.8	$670.1	$512.6	$429.9	$515.0

Reconciliation of Stockholders’ equity:
Stockholders’ equity as reported	$946.1	$921.5	$852.7	$800.4	$786.2
TFS Assets	(21.4)	(113.9)	(115.8)	(131.9)	(150.0)
Effects of adjustments, net of tax:
(Income) loss from TFS	(8.0)	(3.0)	(2.2)	(0.7)	2.1
Stockholders’ equity as adjusted	$916.7	$804.6	$734.7	$667.8	$638.3

Three Months Ended March 31, 2021	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$47.4	$(7.7)	16.2%
Effect of adjustments:
Tax related	—	(0.7)
As adjusted	$47.4	$(8.4)	17.8%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

Consolidated

	Three Months Ended March 31,
	2021		2020
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$864.2	—	$833.6	—	3.7%
Gross profit	$175.4	20.3%	$136.7	16.4%	28.3%
SG&A	$113.9	13.2%	$143.8	17.3%	(20.8)%
Income (loss) from operations	$61.5	7.1%	$(7.1)	(0.9)%	966.2%

Net sales for the three months ended March 31, 2021 increased $30.6 million when compared to the same period in 2020.  The increase in net sales was primarily due to higher demand for materials processing equipment, aerial work platforms, concrete mixer trucks and cranes, partially offset by lower telehandler and utility products sales volume due to production delays from supply and logistics constraints. Changes in foreign exchange rates positively impacted consolidated net sales by approximately $35 million. Customer sentiment in both segments continues to improve as equipment is being utilized and ordered as end-market demand strengthens.

Gross profit for the three months ended March 31, 2021 increased $38.7 million when compared to the same period in 2020. The increase was primarily due to improved manufacturing efficiency and cost reductions as well as the positive impact of changes in foreign exchange rates.

SG&A costs for the three months ended March 31, 2021 decreased $29.9 million when compared to the same period in 2020 primarily due to lowering our costs through headcount reductions, footprint reductions and optimizing our information technology spend, partially offset by higher incentive compensation costs.

Income from operations for the three months ended March 31, 2021 increased $68.6 million when compared to the same period in 2020.  The increase was primarily due to improved manufacturing efficiency, cost reductions and the positive impact of changes in foreign exchange rates.

Aerial Work Platforms

	Three Months Ended March 31,
	2021		2020
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$476.7	—	$511.7	—	(6.8)%
Income (loss) from operations	$26.6	5.6%	$(5.9)	(1.2)%	550.8%

Net sales for the AWP segment for the three months ended March 31, 2021 decreased $35.0 million when compared to the same period in 2020 primarily due to lower telehandler and utility equipment sales volume in North America as a result of production delays from supply and logistics constraints, partially offset by higher demand for aerial work platforms in China. Net sales were positively impacted by the effects of foreign exchange rate changes of approximately $17 million.

Income (loss) from operations for the three months ended March 31, 2021 increased $32.5 million when compared to the same period in 2020 primarily due to improved manufacturing efficiency and SG&A cost reductions, partially offset by lower sales volume.

Materials Processing

	Three Months Ended March 31,
	2021		2020
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$378.2	—	$315.6	—	19.8%
Income from operations	$49.1	13.0%	$25.0	7.9%	96.4%

Net sales for the MP segment for the three months ended March 31, 2021 increased $62.6 million when compared to the same period in 2020 primarily due to higher demand for materials processing equipment in all major geographies, concrete mixer trucks in North America and cranes in Western Europe and Asia Pacific. Net sales were positively impacted by the effects of foreign exchange rate changes of approximately $18 million.

Income from operations for the three months ended March 31, 2021 increased $24.1 million when compared to the same period in 2020 primarily due to higher sales volume, improved manufacturing efficiency and SG&A cost reductions.

Corporate and Other / Eliminations

	Three Months Ended March 31,
	2021		2020
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$9.3	—	$6.3	—	47.6%
Loss from operations	$(14.2)	*	$(26.2)	*	45.8%
* Not a meaningful percentage

Net sales include on-book financing activities of TFS and elimination of intercompany sales activity among segments. The net sales increase is primarily attributable to lower intercompany sales eliminations, partially offset by lower TFS revenue.

Loss from operations for the three months ended March 31, 2021 decreased $12.0 million when compared to the same period in 2020. The decrease in operating loss is primarily due to gain on the sale of on-book finance receivables in the current year period and a specific finance receivable reserve for one customer in the prior year period.

Interest Expense, Net of Interest Income

During the three months ended March 31, 2021, our interest expense, net of interest income, was $14.6 million, or $2.2 million lower than the same period in the prior year due to a decrease in average borrowings and lower rates.

Loss on Early Extinguishment of Debt

During the three months ended March 31, 2021, we recorded a loss on early extinguishment of debt of $2.1 million related to the prepayment of the 2019 Term Loan, as defined in Note I - “Long-Term Obligations”.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended March 31, 2021 was income of $2.6 million, or a $4.2 million increase in income when compared to the same period in the prior year. The increase was primarily due to mark-to-market gains recorded on an equity investment in the current year period compared to losses recorded in the prior year period, partially offset by a positive post-closing adjustment in 2020 related to the settlement of our U.S. defined benefit pension plan in 2018.

Income Taxes

During the three months ended March 31, 2021, we recognized income tax expense of $7.7 million on income of $47.4 million, an effective tax rate of 16.2%, as compared to income tax benefit of $0.8 million on loss of $25.5 million, an effective tax rate of 3.1%, for the three months ended March 31, 2020.  The higher effective tax rate for the three months ended March 31, 2021 when compared with the three months ended March 31, 2020 is primarily due to U.S. tax on foreign income partially offset by geographic mix and the 2020 benefit of the Coronavirus Aid, Relief, and Economic Security Act.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business.  At March 31, 2021, we had cash and cash equivalents of $577.8 million and undrawn availability under our revolving line of credit of $600 million, giving us total liquidity of approximately $1.2 billion. During the three months ended March 31, 2021, our liquidity increased by approximately $58 million from December 31, 2020 primarily due to expiration of a $150 million minimum liquidity requirement and proceeds of $99.4 million from the sale of finance receivables, partially offset by the prepayment of $196 million of term loans.

Our main sources of funding are cash generated from operations, including cash generated from the sale of receivables, loans from our bank credit facilities and funds raised in capital markets. We have no significant debt maturities until 2024 and we have increased our focus on internal cash flow generation. Our actions to maintain liquidity include disciplined management of costs and working capital. We believe these measures will provide us with adequate liquidity to comply with our financial covenants under our bank credit facility, continue to support internal operating initiatives and meet our operating and debt service requirements for at least the next 12 months from the date of issuance of this quarterly report. See Part I, Item 1A. – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business.

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

We had free cash flow of $39.5 million for the three months ended March 31, 2021.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

Three Months Ended 3/31/2021
Net cash provided by (used in) operating activities	$138.1
Increase (decrease) in TFS assets	(92.5)
Capital expenditures, net of proceeds from sale of capital assets	(6.1)
Free cash flow	$39.5

Pursuant to terms of our trade accounts receivable factoring arrangements, during the three months ended March 31, 2021, we sold, without material recourse, approximately $109 million of trade accounts receivable to enhance liquidity. During the three months ended March 31, 2021, we also sold approximately $95 million of sales-type leases and commercial loans. We continue to maintain strong liquidity levels resulting in lower utilization of low-cost funding arrangements.

Working capital as a percent of trailing three month annualized net sales was 18.9% at March 31, 2021 which is an improvement over the comparable prior year period.

The following tables show the calculation of our working capital in continuing operations and trailing three months annualized sales as of March 31, 2021 (in millions):

Three Months Ended 3/31/2021
Net Sales	$864.2
x	4
Trailing Three Month Annualized Net Sales	$3,456.8

As of 3/31/21
Inventories	$658.8
Trade Receivables	488.3
Trade Accounts Payable	(474.0)
Customer Advances	(19.7)
Working Capital	$653.4

On January 31, 2017, we entered into a credit agreement (as amended, the “2017 Credit Agreement”). The 2017 Credit Agreement includes (i) a $600 million revolving line of credit (the “Revolver”) and (ii) senior secured term loans totaling $600 million that will mature on January 31, 2024 (the “Term Loans”). During the first quarter of 2021, we prepaid the 2019 Term Loan prior to its maturity date to reduce our outstanding debt and lower our leverage.

In April 2021, we entered into an amendment and restatement agreement dated as of April 1, 2021 (the “Amendment and Restatement Agreement”) to the 2017 Credit Agreement. In connection with the Amendment and Restatement Agreement, the 2017 Credit Agreement has been amended and restated as of April 1, 2021 (the “Amended and Restated Credit Agreement” and collectively with the Amendment and Restatement Agreement, the “Amended Agreement”). The principal changes in the Amended Agreement are: (i) extension of the term of the Revolver to expire on April 1, 2026 (previously January 31, 2023), which maturity will spring forward to November 1, 2023 if the $400 million senior secured term loan outstanding under the Amended and Restated Credit Agreement is not repaid or its maturity date is not extended, (ii) reinstatement of financial covenants that were waived in 2020 by Loan Modification Agreement and Amendment No. 4, (iii) decrease in the interest rate on the drawn Revolver by 25 basis points and (iv) certain other technical changes, including additional language regarding the potential cessation of LIBOR as a benchmark rate. See Note I - “Long-Term Obligations,” in our Condensed Consolidated Financial Statements for additional information concerning the 2017 Credit Agreement and its amendments.

Borrowings under the 2017 Credit Agreement at March 31, 2021 were $383.1 million, net of discount, on our Term Loans. At March 31, 2021, the weighted average interest rate was 2.75% on our Term Loans. There were no amounts outstanding on the Revolver as of March 31, 2021.

In April 2021, we sold and issued $600.0 million aggregate principal amount of Senior Notes Due 2029 (“5% Notes”) at par in a private offering. The proceeds from the 5% Notes, together with cash on hand, was used to fund redemption and discharge of the $600.0 million aggregate principal amount of Senior Notes Due 2025 (“5-5/8% Notes”) in full for $622.9 million, including redemption premiums of $16.9 million and accrued but unpaid interest of $6.0 million. See Note I - “Long-Term Obligations,” in our Condensed Consolidated Financial Statements for additional information concerning 5% Notes and the 5-5/8% Notes.

We manage our interest rate risk by maintaining the ratio of fixed and floating rate debt, including use of interest rate derivatives when appropriate. Over the long term, we believe this strategy will produce lower interest cost than a purely fixed rate mix while reducing interest rate risk.

Our investment in TFS Assets was approximately $21 million, net at March 31, 2021. We remain focused on expanding financing solutions in key markets like the U.S., Europe and China. We also anticipate our continued use of TFS to drive incremental sales by increasing customer financing facilitated through TFS in certain instances. In February 2021, we transferred finance receivables of $89.7 million to a U.S. regional bank, which qualified for sales treatment under ASC 860. We received $99.4 million cash proceeds from the sale and recognized a net gain of $5.6 million.

In July 2018, our Board of Directors authorized the repurchase up to $300 million of our outstanding shares of common stock. During the three months ended March 31, 2021, we did not repurchase shares under this authorization leaving approximately $141 million available for repurchase under this program. In February 2021, our Board of Directors reinstated our quarterly dividend for 2021 and declared a dividend of $0.12, which was paid to the Company’s shareholders.

Our ability to access capital markets to raise funds, through sale of equity or debt securities, is subject to various factors, some specific to us and others related to general economic and/or financial market conditions.  These include results of operations, projected operating results for future periods and debt to equity leverage.  Our ability to access capital markets is also subject to our timely filing of periodic reports with the Securities and Exchange Commission.  In addition, terms of our bank credit facilities, senior notes and senior subordinated notes contain restrictions on our ability to make further borrowings and to sell substantial portions of our assets.

Cash Flows

Cash provided by operations for the three months ended March 31, 2021 totaled $138.1 million, compared to cash used in operations of $88.7 million for the three months ended March 31, 2020.  The increase in cash provided by operations was primarily driven by proceeds from the sale of finance receivables, improved working capital efficiency and increased operating profitability.

Cash used in investing activities for the three months ended March 31, 2021 was $6.1 million, compared to cash used in investing activities of $20.2 million for the three months ended March 31, 2020. The decrease in cash used in investing activities in the current period relates primarily to lower capital expenditures.

Cash used in financing activities was $214.9 million for the three months ended March 31, 2021, compared to cash provided by financing activities of $98.3 million for the three months ended March 31, 2020. The increase in cash used in financing activities was primarily due to higher debt repayments and lower borrowings in the current year, partially offset by share repurchases in the prior year.

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

See Note K – “Litigation and Contingencies” in the Notes to Condensed Consolidated Financial Statements for further information regarding our guarantees.

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

See Note H – “Derivative Financial Instruments” in the Notes to Condensed Consolidated Financial Statements for further information about our derivatives and Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the impact changes in foreign currency exchange rates and interest rates may have on our financial performance.

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and other matters. See Note K – “Litigation and Contingencies” in the Notes to Condensed Consolidated Financial Statements for more information concerning contingencies and uncertainties, including our proceedings involving a claim in Brazil regarding payment of ICMS tax, penalties and related interest.  We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage, intellectual property and other insurable risks required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any liability. However, we do not believe these contingencies and uncertainties will, individually or in aggregate, have a material adverse effect on our operations. For contingencies and uncertainties other than income taxes, when it is probable a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

We are exposed to certain market risks that exist as part of our ongoing business operations and we use derivative financial instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. For further information on accounting related to derivative financial instruments, refer to Note H – “Derivative Financial Instruments” in our Condensed Consolidated Financial Statements.

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

At March 31, 2021, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign exchange rate changes would have on our operating income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the three months ended March 31, 2021 would have had approximately a $7 million impact on the translation effect of foreign exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain a ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary. At March 31, 2021, approximately 9% of our debt was floating rate debt and the weighted average interest rate for all debt was 4.56%.

At March 31, 2021, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk.  We calculated the pretax earnings effect on our interest sensitive instruments.  Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at March 31, 2021 would have increased interest expense by $0.1 million for the three months ended March 31, 2021.

Commodities Risk

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, regulatory changes, freight and container availability, labor disputes, suppliers’ impaired financial condition, suppliers’ allocations to other purchasers, weather emergencies, pandemics or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition. Current and potential suppliers are evaluated regularly on their ability to meet our requirements and standards. We actively manage our material supply sourcing, and employ various methods to limit risk associated with commodity cost fluctuations and availability. During the first quarter of 2021, our manufacturing operations were adversely affected by material shortages and production delays as the continuity of supply was impacted by global logistics disruptions, raw material shortages and Covid-related production downtime at certain component suppliers. We have designed and implemented plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base globally, leveraging our overall purchasing volumes to obtain favorable pricing and quantities, developing a closer working relationship with key suppliers and purchasing hedging instruments to partially offset anticipated exposures. However, we anticipate that we will continue to be adversely affected by material shortages and production delays throughout 2021.

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Increases in the cost of these materials and components may affect our financial performance. Steel prices increased considerably during the first quarter of 2021, putting pressure on input costs. Section 301 tariffs on certain Chinese origin goods continue to put pressure on input costs.  While we have been able to mitigate a portion of the effects of Section 301 tariffs through the U.S. government’s duty draw back mechanism and from tariff exclusions, nearly all Section 301 tariff exclusions have expired and there is no indication that expired tariff exclusions will be reinstated. Increases in the cost of these materials and components and the elimination of Section 301 tariff exclusions has an adverse impact on our material costs and may affect our financial performance.  If we are unable to recover a substantial portion of increased raw material or component costs through duty draw-back or from our customers and suppliers this could have an adverse effect on our business or results of operations. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. For more information on commodities risk, see Part I, Item 1A. – “Risk Factors” in our Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of March 31, 2021, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information concerning litigation and other contingencies and uncertainties, including our proceedings involving a claim in Brazil regarding payment of ICMS tax (Brazilian state value-added tax), see Note K - “Litigation and Contingencies,” in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A. – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended March 31, 2021 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1, 2021 - January 31, 2021	3,346	$37.21	—	$140,517
February 1, 2021 - February 28, 2021	939	$36.06	—	$140,517
March 1, 2021 - March 31, 2021	2,940	$45.71	—	$140,517
Total	7,225	$40.52	—	$140,517

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
4.1
Indenture, dated April 1, 2021, among Terex Corporation, the guarantors named therein and HSBC Bank USA, National Association, as Trustee, relating to 5% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated April 1, 2021 and filed with the Commission on April 6, 2021).

10.1
Amendment and Restatement Agreement dated as of April 1, 2021, relating to the Credit Agreement dated as of January 31, 2017, among Terex Corporation and certain of its subsidiaries, the Lenders and Issuing Banks named therein and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated April 1, 2021 and filed with the Commission April 6, 2021).

10.2
Amended and Restated Credit Agreement dated as of April 1, 2021, among Terex Corporation and certain of its subsidiaries, the Lenders and Issuing Banks named therein and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated April 1, 2021 and filed with the Commission April 6, 2021).

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

TEREX CORPORATION
(Registrant)

Date:	April 30, 2021	/s/ John D. Sheehan
John D. Sheehan
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	April 30, 2021	/s/ Stephen A. Johnston
Stephen A. Johnston
Chief Accounting Officer
(Principal Accounting Officer)