Form 10-Q
period 2021-06-30
TEREX CORP
filed 2021-07-30
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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
Yes ☐ No ☒

Number of outstanding shares of common stock: 69.8 million as of July 27, 2021.

The Exhibit Index begins on page 45.

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of June 30, 2021 unless specifically noted otherwise. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
•changes in import/export regulatory regimes, imposition of tariffs, escalation of global trade conflicts and unfairly traded imports, particularly from China, could continue to negatively impact our business;
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
For the Quarterly Period Ended June 30, 2021

PART I.FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$1,038.7	$690.5	$1,902.9	$1,524.1
Cost of goods sold	(807.1)	(583.4)	(1,495.9)	(1,280.3)
Gross profit	231.6	107.1	407.0	243.8
Selling, general and administrative expenses	(109.1)	(99.7)	(223.0)	(243.5)
Income (loss) from operations	122.5	7.4	184.0	0.3
Other income (expense)
Interest income	1.6	0.8	2.3	1.7
Interest expense	(13.0)	(16.5)	(28.3)	(34.2)
Loss on early extinguishment of debt	(25.6)	—	(27.7)	—
Other income (expense) – net	1.2	2.1	3.8	0.5
Income (loss) from continuing operations before income taxes	86.7	(6.2)	134.1	(31.7)
(Provision for) benefit from income taxes	(14.4)	3.0	(22.1)	3.8
Income (loss) from continuing operations	72.3	(3.2)	112.0	(27.9)
Income (loss) from discontinued operations – net of tax	—	(1.0)	—	(1.2)
Gain (loss) on disposition of discontinued operations – net of tax	1.6	(5.0)	2.0	(5.0)
Net income (loss)	$73.9	$(9.2)	$114.0	$(34.1)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.04	$(0.05)	$1.61	$(0.40)
Income (loss) from discontinued operations – net of tax	—	(0.01)	—	(0.02)
Gain (loss) on disposition of discontinued operations – net of tax	0.02	(0.07)	0.03	(0.07)
Net income (loss)	$1.06	$(0.13)	$1.64	$(0.49)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.02	$(0.05)	$1.58	$(0.40)
Income (loss) from discontinued operations – net of tax	—	(0.01)	—	(0.02)
Gain (loss) on disposition of discontinued operations – net of tax	0.02	(0.07)	0.03	(0.07)
Net income (loss)	$1.04	$(0.13)	$1.61	$(0.49)
Weighted average number of shares outstanding in per share calculation
Basic	69.8	69.3	69.7	69.9
Diluted	70.9	69.3	70.9	69.9

Comprehensive income (loss)	$89.4	$9.7	$122.4	$(71.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$542.2	$665.0
Trade receivables (net of allowance of $11.2 and $9.5 at June 30, 2021 and December 31, 2020, respectively)	546.5	381.2
Inventories	711.7	610.4
Prepaid and other current assets	196.3	222.0
Total current assets	1,996.7	1,878.6
Non-current assets
Property, plant and equipment – net	413.6	406.6
Goodwill	276.6	275.4
Intangible assets – net	7.4	8.3
Other assets	374.2	462.9
Total assets	$3,068.5	$3,031.8

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$5.7	$7.6
Trade accounts payable	548.7	369.9
Other current liabilities	390.6	345.8
Total current liabilities	945.0	723.3
Non-current liabilities
Long-term debt, less current portion	888.5	1,166.2
Other non-current liabilities	201.1	220.8
Total liabilities	2,034.6	2,110.3
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value – authorized 300.0 shares; issued 83.4 and 82.9 shares at June 30, 2021 and December 31, 2020, respectively	0.9	0.9
Additional paid-in capital	844.0	837.9
Retained earnings	847.0	750.3
Accumulated other comprehensive income (loss)	(200.0)	(208.4)
Less cost of shares of common stock in treasury – 14.2 and 14.3 shares at June 30, 2021 and December 31, 2020, respectively	(458.0)	(459.2)
Total stockholders’ equity	1,033.9	921.5
Total liabilities and stockholders’ equity	$3,068.5	$3,031.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2020	68.6	$0.9	$837.9	$750.3	$(208.4)	$(459.2)	$921.5
Net income (loss)	—	—	—	40.1	—	—	40.1
Other comprehensive income (loss) – net of tax	—	—	—	—	(7.1)	—	(7.1)
Issuance of common stock	0.5	—	11.4	—	—	—	11.4
Compensation under stock-based plans – net	0.1	—	(13.8)	—	—	2.8	(11.0)
Dividends	—	—	0.2	(8.5)	—	—	(8.3)
Acquisition of treasury stock	—	—	—	—	—	(0.3)	(0.3)
Other	—	—	—	(0.2)	—	—	(0.2)
Balance at March 31, 2021	69.2	$0.9	$835.7	$781.7	$(215.5)	$(456.7)	$946.1
Net income (loss)	—	—	—	73.9	—	—	73.9
Other comprehensive income (loss) – net of tax	—	—	—	—	15.5	—	15.5
Issuance of common stock	—	—	0.4	—	—	—	0.4
Compensation under stock-based plans – net	—	—	7.8	—	—	0.1	7.9
Dividends	—	—	0.1	(8.5)	—	—	(8.4)
Acquisition of treasury stock	—	—	—	—	—	(1.4)	(1.4)
Other	—	—	—	(0.1)	—	—	(0.1)
Balance at June 30, 2021	69.2	$0.9	$844.0	$847.0	$(200.0)	$(458.0)	$1,033.9

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2019	70.4	$0.8	$824.4	$771.4	$(257.5)	$(406.8)	$932.3
Net income (loss)	—	—	—	(24.9)	—	—	(24.9)
Other comprehensive income (loss) – net of tax	—	—	—	—	(56.2)	—	(56.2)
Issuance of common stock	0.6	0.1	26.4	—	—	—	26.5
Compensation under stock-based plans – net	0.1	—	(29.5)	—	—	3.2	(26.3)
Dividends	—	—	0.2	(8.6)	—	—	(8.4)
Acquisition of treasury stock	(2.5)	—	—	—	—	(54.9)	(54.9)
Other	—	—	—	(1.9)	—	—	(1.9)
Balance at March 31, 2020	68.6	$0.9	$821.5	$736.0	$(313.7)	$(458.5)	$786.2
Net income (loss)	—	—	—	(9.2)	—	—	(9.2)
Other comprehensive income (loss) – net of tax	—	—	—	—	18.9	—	18.9
Issuance of common stock	0.1	—	0.6	—	—	—	0.6
Compensation under stock-based plans – net	—	—	4.7	—	—	0.1	4.8
Acquisition of treasury stock	(0.1)	—	—	—	—	(1.0)	(1.0)
Other	—	—	—	0.1	—	—	0.1
Balance at June 30, 2020	68.6	0.9	826.8	726.9	(294.8)	(459.4)	800.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income (loss)	$114.0	$(34.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25.3	23.6
Loss on early extinguishment of debt	27.7	—
Stock-based compensation expense	17.6	11.9
Inventory and other non-cash charges	8.9	21.8
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(172.6)	33.6
Inventories	(111.2)	129.0
Trade accounts payable	184.3	(148.8)
Other assets and liabilities	171.7	(17.7)
Foreign exchange and other operating activities, net	3.5	(7.0)
Net cash provided by (used in) operating activities	269.2	12.3
Investing Activities
Capital expenditures	(23.9)	(42.1)
Proceeds from sale of capital assets	1.2	1.2
Acquisitions, net of cash acquired, and investments	(25.9)	—
Proceeds (payments) from disposition of discontinued operations	—	6.3
Net cash provided by (used in) investing activities	(48.6)	(34.6)
Financing Activities
Repayments of debt	(881.5)	(173.0)
Proceeds from issuance of debt	600.1	170.0
Payment of debt extinguishment costs	(16.9)	—
Share repurchases	(1.5)	(55.8)
Dividends paid	(16.7)	(8.4)
Other financing activities, net	(21.2)	(11.7)
Net cash provided by (used in) financing activities	(337.7)	(78.9)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5.5)	(9.0)
Net Increase (Decrease) in Cash and Cash Equivalents	(122.6)	(110.2)
Cash and Cash Equivalents at Beginning of Period	670.1	540.1
Cash and Cash Equivalents at End of Period	$547.5	$429.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP to be included in full-year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from audited consolidated financial statements as of that date, but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for year ended December 31, 2020.

The Condensed Consolidated Financial Statements include accounts of Terex Corporation, its majority-owned subsidiaries and other controlled subsidiaries (“Terex” or the “Company”). The Company consolidates all majority-owned and controlled subsidiaries, applies equity method of accounting for investments in which the Company is able to exercise significant influence and applies the cost method for investments which do not have readily determinable fair values. All intercompany balances, transactions and profits have been eliminated. Certain prior period amounts have been reclassified to conform with the 2021 presentation.

On May 25, 2021, the Company acquired assets to facilitate manufacturing of certain Materials Processing (“MP”) products in China. Total cash consideration transferred was approximately $17 million. The transaction was recorded as an asset acquisition at cost, with the proceeds allocated to individual assets acquired.

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021.

On July 6, 2021, the Company acquired Murray Design & Engineering, Ltd (“MDS”), a manufacturer of heavy duty aggregate and recycling trommels, apron feeders and conveyor systems, based in the Republic of Ireland. Total cash consideration transferred was approximately $19 million. The transaction will be recorded as a business combination using the acquisition method which requires measurement of identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. Goodwill will be calculated as the excess of the aggregate of the fair value of the consideration transferred over the fair value of the net assets recognized. MDS’s results of operations will be consolidated within the MP segment in the Condensed Consolidated Financial Statements from the date of acquisition.

Cash and cash equivalents include $3.4 million and $5.0 million at June 30, 2021 and December 31, 2020, respectively, which were not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

The following table provides amounts of cash and cash equivalents presented in the Condensed Consolidated Statement of Cash Flows (in millions):

	June 30, 2021	December 31, 2020
Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$542.2	$665.0
Cash and cash equivalents - held for sale(1)	5.3	5.1
Total cash and cash equivalents	$547.5	$670.1

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

The following table summarizes changes in the consolidated allowance for doubtful accounts (in millions):

Balance as of December 31, 2020	$9.5
Provision for credit losses	2.7
Other adjustments	(1.0)
Balance as of June 30, 2021	$11.2

Finance Receivables. The Company’s net finance receivable balances include both sales-type leases and commercial loans. The Company had $9.9 million and $116.0 million of net finance receivables at June 30, 2021 and December 31, 2020, respectively. The allowance for credit losses on finance receivables was $8.3 million and $13.8 million at June 30, 2021 and December 31, 2020, respectively. In February 2021, the Company transferred finance receivables of $89.7 million to a U.S. regional bank, which qualified for sales treatment under ASC 860. The Company received $99.4 million cash proceeds from the sale and recognized a net gain of $5.6 million.

Guarantees. The Company issues guarantees to financial institutions related to financing of equipment purchases by customers. The expectation of losses or non-performance is assessed based on consideration of historical customer reviews, current financial conditions, reasonable and supportable forecasts, equipment collateral value and other factors. Reserves are recorded for expected loss over the contractual period of risk exposure. See Note K – “Litigation and Contingencies” for additional information about guarantees issued to financial institutions.

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

The following table summarizes changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2020	$52.9
Accruals for warranties issued during the period	21.5
Changes in estimates	(1.3)
Settlements during the period	(24.6)
Foreign exchange effect/other	(0.8)
Balance as of June 30, 2021	$47.7

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

Corporate and Other also includes eliminations among the two reportable segments, as well as general and corporate items.

Business segment information is presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales
AWP	$595.2	$413.9	$1,071.9	$925.6
MP	440.8	263.6	819.0	579.2
Corporate and Other / Eliminations	2.7	13.0	12.0	19.3
Total	$1,038.7	$690.5	$1,902.9	$1,524.1
Income (loss) from operations
AWP	$65.2	$(5.0)	$91.8	$(10.9)
MP	72.1	23.4	121.2	48.4
Corporate and Other / Eliminations	(14.8)	(11.0)	(29.0)	(37.2)
Total	$122.5	$7.4	$184.0	$0.3

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

	June 30, 2021	December 31, 2020
Identifiable assets
AWP (1)	$1,834.5	$1,541.0
MP	1,668.5	1,596.3
Corporate and Other / Eliminations (2)	(442.8)	(111.8)
Assets held for sale	8.3	6.3
Total	$3,068.5	$3,031.8

(1)     Increase primarily due to higher trade receivable and inventory balances.
(2)     Change primarily due to lower cash and finance receivable balances and higher intercompany eliminations.

Geographic net sales information is presented below (in millions):

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
	AWP	MP	Corporate and Other / Eliminations	Total	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$393.2	$182.7	$5.2	$581.1	$276.8	$123.8	$19.3	$419.9
Western Europe	89.7	143.6	0.1	233.4	41.8	70.2	0.1	112.1
Asia-Pacific	90.8	80.2	0.2	171.2	75.4	46.6	1.1	123.1
Rest of World (1)	21.5	34.3	(2.8)	53.0	19.9	23.0	(7.5)	35.4
Total (2)	$595.2	$440.8	$2.7	$1,038.7	$413.9	$263.6	$13.0	$690.5

(1)     Includes intercompany sales and eliminations.
(2)     Total sales include $522.8 million and $384.4 million for the three months ended June 30, 2021 and 2020, respectively, attributable to the U.S., the Company’s country of domicile.

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
	AWP	MP	Corporate and Other / Eliminations	Total	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$689.2	$329.1	$15.4	$1,033.7	$619.3	$238.2	$33.7	$891.2
Western Europe	184.0	261.9	0.2	446.1	130.6	175.9	0.2	306.7
Asia-Pacific	161.1	162.5	0.4	324.0	126.5	105.6	1.3	233.4
Rest of World (1)	37.6	65.5	(4.0)	99.1	49.2	59.5	(15.9)	92.8
Total (2)	$1,071.9	$819.0	$12.0	$1,902.9	$925.6	$579.2	$19.3	$1,524.1

(1)     Includes intercompany sales and eliminations.
(2)     Total sales include $938.5 million and $815.5 million for the six months ended June 30, 2021 and 2020, respectively, attributable to the U.S., the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

Product type net sales information is presented below (in millions):

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
	AWP	MP	Corporate and Other / Eliminations	Total	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$448.4	$—	$0.2	$448.6	$279.4	$—	$(0.2)	$279.2
Materials Processing Equipment	—	261.3	—	261.3	—	150.8	—	150.8
Specialty Equipment	—	179.5	0.8	180.3	—	111.9	0.4	112.3
Other (1)	146.8	—	1.7	148.5	134.5	0.9	12.8	148.2
Total	$595.2	$440.8	$2.7	$1,038.7	$413.9	$263.6	$13.0	$690.5

(1)     Includes other product types, intercompany sales and eliminations.

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
	AWP	MP	Corporate and Other / Eliminations	Total	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$805.2	$—	$0.6	$805.8	$626.1	$—	$0.2	$626.3
Materials Processing Equipment	—	489.9	—	489.9	—	338.9	—	338.9
Specialty Equipment	—	328.6	1.5	330.1	—	238.2	0.7	238.9
Other (1)	266.7	0.5	9.9	277.1	299.5	2.1	18.4	320.0
Total	$1,071.9	$819.0	$12.0	$1,902.9	$925.6	$579.2	$19.3	$1,524.1

(1)     Includes other product types, intercompany sales and eliminations.

NOTE C – INCOME TAXES

During the three months ended June 30, 2021, the Company recognized income tax expense of $14.4 million on income of $86.7 million, an effective tax rate of 16.6%, as compared to income tax benefit of $3.0 million on loss of $6.2 million, an effective tax rate of 48.4%, for the three months ended June 30, 2020. The lower effective tax rate for the three months ended June 30, 2021 when compared with the three months ended June 30, 2020 is primarily due to geographic mix and the 2020 benefit of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), partially offset by U.S. tax on foreign income.

During the six months ended June 30, 2021, the Company recognized income tax expense of $22.1 million on income of $134.1 million, an effective tax rate of 16.5%, as compared to income tax benefit of $3.8 million on loss of $31.7 million, an effective tax rate of 12.0%, for the six months ended June 30, 2020. The higher effective tax rate for the six months ended June 30, 2021 when compared with the six months ended June 30, 2020 is primarily due to U.S. tax on foreign income, partially offset by geographic mix and the 2020 benefit of the CARES Act.

NOTE D – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) from continuing operations	$72.3	$(3.2)	$112.0	$(27.9)
Income (loss) from discontinued operations – net of tax	—	(1.0)	—	(1.2)
Gain (loss) on disposition of discontinued operations – net of tax	1.6	(5.0)	2.0	(5.0)
Net income (loss)	$73.9	$(9.2)	$114.0	$(34.1)
Basic shares:
Weighted average shares outstanding	69.8	69.3	69.7	69.9
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$1.04	$(0.05)	$1.61	$(0.40)
Income (loss) from discontinued operations – net of tax	—	(0.01)	—	(0.02)
Gain (loss) on disposition of discontinued operations – net of tax	0.02	(0.07)	0.03	(0.07)
Net income (loss)	$1.06	$(0.13)	$1.64	$(0.49)
Diluted shares:
Weighted average shares outstanding – basic	69.8	69.3	69.7	69.9
Effect of dilutive securities:
Restricted stock awards	1.1	—	1.2	—
Diluted weighted average shares outstanding	70.9	69.3	70.9	69.9
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$1.02	$(0.05)	$1.58	$(0.40)
Income (loss) from discontinued operations – net of tax	—	(0.01)	—	(0.02)
Gain (loss) on disposition of discontinued operations – net of tax	0.02	(0.07)	0.03	(0.07)
Net income (loss)	$1.04	$(0.13)	$1.61	$(0.49)

Non-vested restricted stock awards granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average restricted stock awards of approximately 0.1 million and 2.0 million were outstanding during the three months ended June 30, 2021 and 2020, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. Weighted average restricted stock awards of approximately 0.1 million and 2.0 million were outstanding during the six months ended June 30, 2021 and 2020, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.

NOTE E – INVENTORIES

Inventories consist of the following (in millions):

	June 30, 2021	December 31, 2020
Finished equipment	$243.0	$195.8
Replacement parts	155.8	157.0
Work-in-process	96.2	57.2
Raw materials and supplies	216.7	200.4
Inventories	$711.7	$610.4

Reserves for lower of cost or net realizable value and excess and obsolete inventory were $60.2 million and $61.8 million at June 30, 2021 and December 31, 2020, respectively.

NOTE F – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	June 30, 2021	December 31, 2020
Property	$53.3	$43.6
Plant	258.4	250.1
Equipment	393.9	390.2
Leasehold improvements	49.7	49.9
Construction in progress	31.7	31.1
Property, plant and equipment – gross	787.0	764.9
Less: Accumulated depreciation	(373.4)	(358.3)
Property, plant and equipment – net	$413.6	$406.6

NOTE G – GOODWILL AND INTANGIBLE ASSETS, NET

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	MP	Total
Balance at December 31, 2020, gross	$140.6	$196.6	$337.2
Accumulated impairment	(38.6)	(23.2)	(61.8)
Balance at December 31, 2020, net	102.0	173.4	275.4
Foreign exchange effect and other	(0.3)	1.5	1.2
Balance at June 30, 2021, gross	140.3	198.1	338.4
Accumulated impairment	(38.6)	(23.2)	(61.8)
Balance at June 30, 2021, net	$101.7	$174.9	$276.6

Intangible assets, net were comprised of the following (in millions):

		June 30, 2021			December 31, 2020
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	8	$10.2	$(10.0)	$0.2	$10.1	$(9.6)	$0.5
Customer Relationships	22	26.0	(24.6)	1.4	26.1	(24.1)	2.0
Land Use Rights	80	4.3	(0.8)	3.5	4.4	(0.7)	3.7
Other	8	25.2	(22.9)	2.3	25.5	(23.4)	2.1
Total definite-lived intangible assets		$65.7	$(58.3)	$7.4	$66.1	$(57.8)	$8.3

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Aggregate Amortization Expense	$0.5	$0.5	$0.9	$0.9

Estimated aggregate intangible asset amortization expense (in millions) for each of the next five years is as follows:

2021	$1.7
2022	1.3
2023	0.7
2024	0.5
2025	0.4

NOTE H – DERIVATIVE FINANCIAL INSTRUMENTS

The Company operates internationally, with manufacturing and sales facilities in various locations around the world. In the normal course of business, the Company uses cash flow derivatives to manage exposures. For a derivative to qualify for hedge accounting treatment at inception and throughout the hedge period, the Company formally documents the nature and relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions, and methods of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it is deemed probable the forecasted transaction will not occur, then the gain or loss would be recognized in current earnings. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged. The Company does not engage in trading or other speculative use of financial instruments. The Company records all derivative contracts at fair value on a recurring basis. The Company’s derivative financial instruments are categorized under the ASC 820 hierarchy; see Note A - “Basis of Presentation” for an explanation of the hierarchy.

Interest Rate Caps and Commodity Swaps

Derivatives designated as cash flow hedging instruments include interest rate caps and commodity swaps with outstanding notional value of $300.0 million and $25.0 million, respectively, at June 30, 2021. Commodity swaps outstanding at June 30, 2021 mature on or before August 31, 2022. The outstanding notional value of interest rate caps and commodity swaps was $300.0 million and $26.0 million, respectively, at December 31, 2020. The Company uses interest rate caps to mitigate its exposure to changes in interest rates related to variable rate debt and commodity swaps to mitigate price risk for hot rolled coil steel. Fair values of interest rate caps are based on the present value of future cash payments and receipts. Fair values of commodity swaps are based on observable market data for similar assets and liabilities. Changes in the fair value of interest rate caps and commodity swaps are deferred in Accumulated other comprehensive income (loss) (“AOCI”). Gains or losses on interest rate caps are reclassified to Interest expense in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the underlying hedged transactions occur. Gains or losses on commodity swaps are reclassified to Cost of goods sold (“COGS”) in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the hedged transaction affects earnings.

Cross Currency Swaps

Derivatives designated as net investment hedging instruments include cross currency swaps with outstanding notional value of $94.9 million and $97.7 million at June 30, 2021. and December 31, 2020, respectively. The Company uses these cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates related to a net investment in a Euro-denominated functional currency subsidiary. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Changes in the fair value of cross currency swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Selling, general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the net investment is liquidated.

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with changing currency exchange rates. Foreign currency exchange contracts, whether designated or not designated as cash flow hedges, are used to mitigate exposure to changes in foreign currency exchange rates on recognized assets and liabilities. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Foreign exchange contracts outstanding at June 30, 2021 mature during the third quarter of 2021.

At June 30, 2021 and December 31, 2020, the Company had $1.8 million and $7.8 million notional value, respectively, of foreign exchange contracts outstanding that were designated as cash flow hedge contracts. For effective hedging instruments, changes in the fair value of foreign exchange contracts are deferred in AOCI until the underlying hedged transactions settle. Gains or losses on foreign exchange contracts are reclassified to COGS in the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss).

The Company had $70.4 million and $54.2 million notional value of foreign exchange contracts outstanding that were not designated as hedging instruments at June 30, 2021 and December 31, 2020, respectively. The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments are offset by changes in the underlying hedged items, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments are recognized as gains or losses in COGS and Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

		June 30, 2021		December 31, 2020
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Commodity swaps	Other current assets	14.2	—	7.2	—
Commodity swaps	Other non-current assets	1.5	—	0.3	—
Interest rate caps	Other non-current assets	0.8	—	—	—
Foreign exchange contracts	Other current liabilities	—	(0.1)	—	—
Cross currency swaps - net investment hedge	Other current liabilities	(1.2)	—	(2.0)	—
Interest rate caps	Other current liabilities	(1.2)	—	(1.2)	—
Cross currency swaps - net investment hedge	Other non-current liabilities	(5.9)	—	(8.2)	—
Interest rate caps	Other non-current liabilities	—	—	(2.6)	—
Net derivative asset (liability)		$8.2	$(0.1)	$(6.5)	$—

(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income (Loss)
Instrument	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Income Statement Account	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Foreign exchange contracts	$—	$—	Cost of goods sold	$0.1	$0.1
Commodity swaps	7.0	14.9	Cost of goods sold	1.7	1.4
Cross currency swaps - net investment hedge	(0.7)	2.2	Selling, general and administrative expenses	—	—
Interest rate caps	(0.4)	2.6	Interest expense	(0.3)	(0.6)
Total	$5.9	$19.7	Total	$1.5	$0.9

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income (Loss)
Instrument	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Income Statement Account	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Foreign exchange contracts	$0.4	$(0.7)	Cost of goods sold	$(1.0)	$(2.4)
Commodity swaps	0.6	(0.8)	Cost of goods sold	(0.7)	(1.8)
Cross currency swaps - net investment hedge	(2.0)	(2.2)	Selling, general and administrative expenses	—	—
Interest rate caps	(1.1)	(2.6)	Interest expense	0.2	0.2
Total	$(2.1)	$(6.3)	Total	$(1.5)	$(4.0)

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold		Interest expense
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Income Statement Accounts in which effects of cash flow hedges are recorded	$(807.1)	$(1,495.9)	$(13.0)	$(28.3)
Gain (loss) reclassified from AOCI into Income (loss):
Foreign exchange contracts	0.1	0.1	—	—
Commodity swaps	1.7	1.4	—	—
Interest rate caps	—	—	(0.3)	(0.6)
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	0.1	0.3
Total	$1.8	$1.5	$(0.2)	$(0.3)

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold		Interest expense
	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Income Statement Accounts in which effects of cash flow hedges are recorded	$(583.4)	$(1,280.3)	$(16.5)	$(34.2)
Gain (loss) reclassified from AOCI into Income (loss):
Foreign exchange contracts	(1.0)	(2.4)	—	—
Commodity swaps	(0.7)	(1.8)	—	—
Interest rate caps	—	—	0.2	0.2
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	0.1	0.1
Total	$(1.7)	$(4.2)	$0.3	$0.3

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives outstanding at the end of the period in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

		Gain (Loss) Recognized in Income (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
Instrument	Income Statement Account	2021	2020	2021	2020
Foreign exchange contracts	Cost of goods sold	$0.2	$0.1	$—	$(0.3)
Foreign exchange contracts	Other income (expense) – net	(0.1)	0.3	(0.2)	0.2
Debt conversion feature	Other income (expense) – net	—	0.1	—	0.1
	Total	$0.1	$0.5	$(0.2)	$—

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

See Note L - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within unrealized net gains (losses) included in AOCI as of June 30, 2021, it is estimated that $16.5 million of gains are expected to be reclassified into earnings in the next twelve months.

NOTE I – LONG-TERM OBLIGATIONS

Credit Agreement

On January 31, 2017, the Company entered into a credit agreement with the lenders and issuing banks party thereto and Credit Suisse AG, Cayman Islands Branch (“CSAG”), as administrative agent and collateral agent. The credit agreement included (i) a $600 million revolving line of credit (the “Revolver”) and (ii) senior secured term loans totaling $600 million with a maturity date of January 31, 2024 (the “Term Loans”). On April 1, 2021, the Company entered into an amendment and restatement of the credit agreement (as amended and restated, the “Credit Agreement”) which included the following principal changes to the original credit agreement: (i) extension of the term of the Revolver to expire on April 1, 2026, which maturity will spring forward to November 1, 2023 if the $400 million senior secured term loan (the “Original Term Loan”) outstanding is not repaid or its maturity date is not extended, (ii) reinstatement of financial covenants that were waived in 2020, (iii) decrease in the interest rate on the drawn Revolver by 25 basis points and (iv) certain other technical changes, including additional language regarding the potential cessation of LIBOR as a benchmark rate. The Company recorded a loss on early extinguishment of debt related to the amendment and restatement of the Credit Agreement of $2.4 million in the second quarter of 2021.

During the first quarter of 2021, the Company prepaid the $200 million term loan (the “2019 Term Loan”) under the Credit Agreement prior to its maturity date to reduce the Company’s outstanding debt and lower its leverage. The Company recorded a loss on early extinguishment of debt related to prepayment of $2.1 million for accelerated amortization of debt acquisition costs and original issue discount. The 2019 Term Loan bore interest at a rate of LIBOR plus 2.75% with a 0.75% LIBOR floor.

The Original Term Loan under the Credit Agreement bears interest at a rate of LIBOR plus 2.00% with a 0.75% LIBOR floor. During the second quarter of 2021, the Company prepaid $83.0 million of the amount outstanding on the Original Term Loan prior to its maturity date to reduce the Company’s outstanding debt and lower its leverage. The Company recorded a loss on early extinguishment of debt related to prepayment of $0.7 million for accelerated amortization of debt acquisition costs and original issue discount.

Unlimited incremental commitments may be extended at the option of the existing or new lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, with incremental amounts in excess of $300 million as long as the Company satisfies the maximum permitted level of the senior secured leverage as defined in the Credit Agreement.

The Credit Agreement requires the Company to comply with a number of covenants which limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. If the Company’s borrowings under the Revolver are greater than 30% of the total revolving credit commitments, the Credit Agreement requires the Company to comply with the following financial tests: (i) minimum required level of the interest coverage ratio of 2.5 to 1.0 at June 30, 2021 and thereafter and (ii) maximum permitted level of the senior secured leverage ratio of 2.75 to 1.0 at June 30, 2021 and thereafter. The Credit Agreement also contains customary default provisions. The Company was in compliance with all covenants contained in the Credit Agreement as of June 30, 2021.

As of June 30, 2021 and December 31, 2020, the Company had $299.4 million and $579.9 million, net of discount, respectively, in Term Loans outstanding under the Credit Agreement. The weighted average interest rate on the Term Loans at June 30, 2021 and December 31, 2020 was 2.75% and 3.00%, respectively. The Company had no revolving credit amounts outstanding as of June 30, 2021 and December 31, 2020.

The Company issues letters of credit that generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet and guaranteeing the Company’s performance under contracts. Letters of credit can be issued under two facilities provided in the Credit Agreement and via bilateral arrangements outside the Credit Agreement.

The Credit Agreement incorporates secured facilities for issuance of letters of credit up to $400 million (the “$400 Million Facility”). Letters of credit issued under the $400 Million Facility decrease availability under the Revolver. The Credit Agreement also permits the Company to have additional secured facilities for the issuance of letters of credit up to $300 million (the “$300 Million Facility”). Letters of credit issued under the $300 Million Facility do not decrease availability under the Revolver.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions (the “Bilateral Arrangements”). The Bilateral Arrangements are not secured under the Credit Agreement and do not decrease availability under the Revolver.

Letters of credit outstanding (in millions):

	June 30, 2021	December 31, 2020
$400 Million Facility	$—	$—
$300 Million Facility	60.1	35.3
Bilateral Arrangements	53.8	47.2
Total	$113.9	$82.5

Furthermore, the Company and certain of its subsidiaries agreed to take certain actions to secure borrowings under the Credit Agreement. As a result, Terex and certain of its subsidiaries entered into a Guarantee and Collateral Agreement with CSAG, as collateral agent for the lenders, granting security and guarantees to the lenders for amounts borrowed under the Credit Agreement. Pursuant to the Guarantee and Collateral Agreement, Terex is required to (a) pledge as collateral the capital stock of the Company’s material domestic subsidiaries and 65% of the capital stock of certain of the Company’s material foreign subsidiaries and (b) provide a first priority security interest in substantially all of the Company’s domestic assets.

5-5/8% Senior Notes

On January 31, 2017, the Company sold and issued $600.0 million aggregate principal amount of Senior Notes Due 2025 (“5-5/8% Notes”) at par in a private offering. The 5-5/8% Notes were jointly and severally guaranteed by certain of the Company’s domestic subsidiaries.

On March 15, 2021, the Company delivered a notice for the conditional redemption of all of its outstanding 5-5/8% Notes. On April 5, 2021, the Company redeemed the 5-5/8% Notes in full for $622.9 million, including redemption premiums of $16.9 million and accrued but unpaid interest of $6.0 million. The Company recorded a loss on early extinguishment of debt related to the redemption of the 5-5/8% Notes of $22.5 million in the second quarter of 2021.

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

Fair Value of Debt

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values of its debt set forth below as of June 30, 2021, as follows (in millions, except for quotes):

	Book Value	Quote	Fair Value
5% Notes	$600.0	1.04250	$625.5
Original Term Loan (net of discount)	$299.4	$0.99791	$298.8

The fair value of the 5% Notes and Original Term Loan is based on adjusted price quotations on the debt instruments in an active market. The Company believes that the carrying value of its other borrowings, including amounts outstanding, if any, for the revolving credit line under the Credit Agreement, approximate fair market value based on maturities for debt of similar terms. Fair value of 5% Notes, Original Term Loan and these other borrowings are categorized under Level 2 of the ASC 820 hierarchy. See Note A – “Basis of Presentation” for an explanation of ASC 820 hierarchy.

NOTE J – RETIREMENT PLANS AND OTHER BENEFITS

The Company maintains defined benefit plans in France, Germany, India, Switzerland and the United Kingdom for some of its subsidiaries, as well as a nonqualified Supplemental Executive Retirement Plan in the U.S. (“U.S. SERP”). In Italy and Mexico, there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination. The Company has several non-pension post-retirement benefit programs, including health and life insurance benefits to certain former salaried and hourly employees. Information regarding the Company’s plans, including the U.S. SERP, is as follows (in millions):

	Three Months Ended June 30,						Six Months Ended June 30,
	2021			2020			2021			2020
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$—	$0.3	$—	$—	$0.3	$—	$—	$0.5	$—	$—	$0.6	$—
Interest cost	0.3	0.6	—	0.4	0.6	0.1	0.6	1.2	—	0.7	1.3	0.1
Expected return on plan assets	—	(1.5)	—	—	(1.3)	—	—	(2.9)	—	—	(2.6)	—
Amortization of actuarial (gain) loss	0.1	0.6	—	—	0.5	—	0.2	1.2	—	—	1.0	—
Net periodic cost	$0.4	$—	$—	$0.4	$0.1	$0.1	$0.8	$—	$—	$0.7	$0.3	$0.1

Components of Net periodic cost other than the Service cost component are included in Other income (expense) - Net in the Condensed Consolidated Statement of Comprehensive Income (Loss). The Service cost component is included in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period.

NOTE K – LITIGATION AND CONTINGENCIES

General

The Company is involved in various legal proceedings, including product liability, general liability, workers’ compensation liability, employment, commercial and intellectual property litigation, which have arisen in the normal course of operations. The Company is insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risks required by law or contract, with retained liability or deductibles. The Company records and maintains an estimated liability in the amount of management’s estimate of the Company’s aggregate exposure for such retained liabilities and deductibles. For such retained liabilities and deductibles, the Company determines its exposure based on probable loss estimations, which requires such losses to be both probable and the amount or range of probable loss to be estimable. The Company believes it has made appropriate and adequate reserves and accruals for its current contingencies and the likelihood of a material loss beyond amounts accrued is remote. The Company believes the outcome of such matters, individually and in aggregate, will not have a material adverse effect on its condensed consolidated financial statements. However, outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in the Company incurring significant liabilities which could have a material adverse effect on its results of operations.

Terex Latin América Equipamentos Ltda ICMS Proceedings

Terex Latin America Equipamentos Ltda (“TLA”) imports Terex products into Brazil through the state of Espirito Santo to its facility in Sao Paulo. For the 2004 through March 2009 period TLA used a third-party trading company, SAB, as an agent to process the importation of Terex products. TLA properly paid the Espirito Santo ICMS tax (Brazilian state value-added tax) to SAB for payment to Espirito Santo, which would produce an ICMS credit to be used against imposition of Sao Paolo ICMS tax. SAB went into bankruptcy and may not have actually remitted to Espirito Santo the ICMS tax amounts paid to it by TLA. The Brazilian state of Sao Paulo challenged the credit against Sao Paolo ICMS that TLA claimed and assessed unpaid ICMS tax, penalties and related interest in the amount of approximately BRL 102 million ($20 million). TLA challenged the claim of Sao Paulo and learned in October 2019 that the Sao Paulo claim has survived the administrative tribunal process. TLA anticipates that it will receive notice for an amount due from Sao Paulo and expects to protest the Sao Paulo claim in litigation. While the Company believes the position of the state of Sao Paulo is without merit and continues to vigorously oppose it, no assurance can be given as to the final resolution of the ICMS litigation or that TLA will not ultimately be required to pay ICMS and interest to the state of Sao Paulo.

Other

The Company is involved in various other legal proceedings which have arisen in the normal course of its operations.  The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

Credit Guarantees

Customers of the Company may fund the acquisition of the Company’s equipment through third-party finance companies. In certain instances, the Company may provide a credit guarantee to the finance company, by which the Company agrees to make payments to the finance company should the customer default. These may require the Company to: (i) pay-off the customer’s obligations, (ii) assume the customer’s payments or (iii) pay a predetermined percentage of the customer’s outstanding obligation. The current amount of the maximum potential liability under these credit guarantees cannot be reasonably estimated due to limited availability of the unique facts and circumstances of each arrangement, such as whether changes have been made to the structure of the contractual obligation between the funder and customer.

For credit guarantees outstanding as of June 30, 2021 and December 31, 2020, the maximum exposure determined at inception was $201.3 million and $143.8 million, respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. The allowance for credit losses on credit guarantees was $12.5 million and $8.3 million at June 30, 2021 and December 31, 2020, respectively.

There can be no assurance that historical credit default experience will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

NOTE L – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three and six months ended June 30, 2021 and 2020. All amounts are net of tax (in millions).

	Three Months Ended June 30, 2021					Three Months Ended June 30, 2020
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(165.4)	$7.8	$0.1	$(58.0)	$(215.5)	$(263.0)	$(5.0)	$2.4	$(48.1)	$(313.7)
Other comprehensive income (loss) before reclassifications	8.8	7.1	0.5	(0.2)	16.2	19.5	(3.6)	1.2	(0.1)	17.0
Amounts reclassified from AOCI	—	(1.2)	—	0.5	(0.7)	—	1.5	—	0.4	1.9
Net other comprehensive income (loss)	8.8	5.9	0.5	0.3	15.5	19.5	(2.1)	1.2	0.3	18.9
Ending balance	$(156.6)	$13.7	$0.6	$(57.7)	$(200.0)	$(243.5)	$(7.1)	$3.6	$(47.8)	$(294.8)

	Six Months Ended June 30, 2021					Six Months Ended June 30, 2020
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(145.2)	$(6.0)	$1.2	$(58.4)	$(208.4)	$(208.2)	$(0.8)	$2.6	$(51.1)	$(257.5)
Other comprehensive income (loss) before reclassifications	(11.4)	20.5	(0.6)	(0.4)	8.1	(35.3)	(9.9)	1.0	2.5	(41.7)
Amounts reclassified from AOCI	—	(0.8)	—	1.1	0.3	—	3.6	—	0.8	4.4
Net other comprehensive income (loss)	(11.4)	19.7	(0.6)	0.7	8.4	(35.3)	(6.3)	1.0	3.3	(37.3)
Ending balance	$(156.6)	$13.7	$0.6	$(57.7)	$(200.0)	$(243.5)	$(7.1)	$3.6	$(47.8)	$(294.8)

Stock-Based Compensation

During the six months ended June 30, 2021, the Company awarded 0.6 million shares of restricted stock to its employees with a weighted average grant date fair value of $44.56 per share. Approximately 57% of these awards are time-based and vest ratably on each of the first three anniversary dates. Approximately 28% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 15% cliff vest and are based on performance targets containing a market condition determined over a three-year period.

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

Share Repurchases and Dividends

In July 2018, Terex’s Board of Directors authorized the Company to repurchase up to $300 million of the Company’s outstanding shares of common stock. During the six months ended June 30, 2021, the Company did not repurchase shares under these programs. During the six months ended June 30, 2020, the Company repurchased 2.5 million shares for $54.6 million under these programs.

Terex’s Board of Directors declared a dividend of $0.12 per share in the first and second quarters of 2021, which was paid to the Company’s shareholders. In July 2021, Terex’s Board of Directors declared a dividend of $0.12 per share, which will be paid to the Company’s shareholders on September 20, 2021.

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

Non-GAAP Measures

In this document, we refer to various GAAP (U.S. generally accepted accounting principles) and non-GAAP financial measures. These non-GAAP measures may not be comparable to similarly titled measures disclosed by other companies. We present non-GAAP financial measures in reporting our financial results to provide investors with additional analytical tools which we believe are useful in evaluating our operating results and the ongoing performance of our underlying businesses. We do not, nor do we suggest that investors consider, such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

We delivered strong financial results in the second quarter as our strategic operational priorities of execution, innovation, and growth continue to make excellent progress. We expect our SG&A as a percent to sales to be below our target of 12.5% for the full-year 2021. We are maintaining strict cost discipline while recognizing that growth in the business will necessitate investment spending. In the first quarter, we announced the planned move of our Oklahoma City Telehandler production to Monterrey, Mexico. This action is on track and will reduce the cost of manufacturing our telehandler products for the North American market. We also continue to innovate so our products and services offer the features and benefits that provide value to our customers. We have invested in our connected assets and digital capabilities to better serve customers. We are also investing in the business for future growth through inorganic opportunities. Our MP Team recently acquired a facility in China to localize production to meet growing customer demand in the world’s largest aggregates market and also completed a bolt-on acquisition, purchasing a heavy duty trommels business that broadens our product offerings.

We continued to deliver strong results as customer demand remained robust during the quarter. Revenues of $1 billion were up 50% compared to the prior year period, with both of our operating segments’ revenues up significantly. We achieved an operating margin of 12% through disciplined cost control and fulfilling as much customer demand as possible, given the realities of the global supply chain during the quarter.

Our AWP segment’s second quarter 2021 sales increased 44% compared to last year, driven by a dramatic improvement in all our global markets. For our Genie business globally, rental rates are improving, used equipment pricing is strong and fleet utilization continues to improve which are all positive signs of a recovering aerials rental industry. The Utilities market also improved significantly with demand strong across its end-markets of tree care, rental, and investor-owned utilities. AWP delivered significantly improved operating margins in the quarter, driven by increased production and aggressively managing all costs. Despite having to continue to address supply chain challenges in the second quarter of 2021, AWP results significantly improved in the quarter. We expect the improved customer sentiment demonstrated by our Genie and Utilities customers to continue throughout 2021 and are encouraged by our backlog for the segment, which is up 182% compared to the prior year period.

MP had another excellent quarter with sales up 67% compared to last year driven by strong customer sentiment across all end-markets and geographies. MP has been aggressively managing all elements of cost as end-markets improve resulting in profitability increasing and helping the segment achieve a 16% operating margin. We expect global demand for crushing and screening equipment to continue to grow. Broad-based economic growth, construction activity and aggregates consumption are the primary market drivers. We are also seeing strong markets for the cement mixer, material handling and environmental businesses. Customer sentiment continues to improve and we are encouraged by our backlog for the segment, which is up 231% compared to the prior year period.

In the second quarter of 2021, our largest market remained North America, which represented 57% of our global sales. As compared to the prior year period, our sales were up significantly in every major geography: up 38% in North America, up 107% in Western Europe and up 36% in Asia Pacific.

We are continuing to focus on our cash generation and liquidity. The strong, positive free cash flow of $101 million in the three months ended June 30, 2021 demonstrates the hard work of our team members to tightly manage net working capital. As of June 30, 2021, we had $1.1 billion in available liquidity, with no near-term debt maturities. Our strong liquidity position and cash generation allowed us to prepay $83 million of term loans in the second quarter, which is in addition to the $196 million of term loans prepaid in early February. We are committed to continuing to strengthen Terex’s balance sheet, while maintaining flexibility to execute on our organic and inorganic growth plans. We believe we have ample liquidity to meet our business plans. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels.

We have seen our end-markets remain robust over the course of the second quarter. All other things being equal, we expect continued end-market strength in both segments and increasing levels of AWP customer fleet replenishment. However, while the end-market demand environment has improved significantly, supply chain headwinds persist. We have taken each of these factors into consideration and as a result, we have increased our outlook for the balance of 2021 and currently expect 2021 earnings per share (“EPS”) to be between $2.85 and $3.05, on net sales of approximately $3.9 billion.

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

Terex management and Board of Directors use ROIC as one measure to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at June 30, 2021 was 14.3%.

Amounts described below are reported in millions of United States (“U.S.”) dollars, except for the annualized effective tax rates. Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Jun '21	Mar '21	Dec '20	Sep '20	Jun '20
Annualized effective tax rate, as adjusted(1)	18.5%	18.5%	18.2%	18.2%
Income (loss) from operations as adjusted	$117.3	$55.4	$30.6	$34.7
Multiplied by: 1 minus annualized effective tax rate	81.5%	81.5%	81.8%	81.8%
Adjusted net operating income (loss) after tax	$95.6	$45.2	$25.0	$28.4
Debt	$894.2	$979.2	$1,173.8	$1,174.5	$1,174.5
Less: Cash and cash equivalents as adjusted	(547.5)	(577.8)	(670.1)	(512.6)	(429.9)
Debt less Cash and cash equivalents as adjusted	346.7	401.4	503.7	661.9	744.6
Stockholders’ equity as adjusted	1,011.3	914.6	802.5	732.6	665.7
Debt less Cash and cash equivalents plus Stockholders’ equity as adjusted	$1,358.0	$1,316.0	$1,306.2	$1,394.5	$1,410.3

(1) The annualized effective tax rate for 2020 periods represents the actual full year 2020 effective tax rate.

June 30, 2021 ROIC	14.3%
NOPAT as adjusted (last 4 quarters)	$194.2
Average Debt less Cash and cash equivalents plus Stockholders’ equity as adjusted (5 quarters)	$1,357.0

	Three months ended 6/30/21	Three months ended 3/31/21	Three months ended 12/31/20	Three months ended 9/30/20
Reconciliation of income (loss) from operations:
Income (loss) from operations, as reported	$122.5	$61.5	$31.6	$36.5
Adjustments:
(Income) loss from TFS	(5.2)	(6.1)	(1.0)	(1.8)
Income (loss) from operations as adjusted	$117.3	$55.4	$30.6	$34.7

	As of 6/30/21	As of 3/31/21	As of 12/31/20	As of 9/30/20	As of 6/30/20
Reconciliation of Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$542.2	$572.9	$665.0	$508.3	$426.0
Cash and cash equivalents - assets held for sale	5.3	4.9	5.1	4.3	3.9
Cash and cash equivalents, as adjusted	$547.5	$577.8	$670.1	$512.6	$429.9

Reconciliation of Stockholders’ equity:
Stockholders’ equity as reported	$1,033.9	$946.1	$921.5	$852.7	$800.4
TFS Assets	(8.3)	(21.4)	(113.9)	(115.8)	(131.9)
Effects of adjustments, net of tax:
(Income) loss from TFS	(14.3)	(10.1)	(5.1)	(4.3)	(2.8)
Stockholders’ equity as adjusted	$1,011.3	$914.6	$802.5	$732.6	$665.7

Six Months Ended June 30, 2021	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$134.1	$(22.1)	16.5%
Effect of adjustments:
Tax related	—	(2.7)
As adjusted	$134.1	$(24.8)	18.5%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

Consolidated

	Three Months Ended June 30,
	2021		2020
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,038.7	—	$690.5	—	50.4%
Gross profit	$231.6	22.3%	$107.1	15.5%	116.2%
SG&A	$109.1	10.5%	$99.7	14.4%	9.4%
Income (loss) from operations	$122.5	11.8%	$7.4	1.1%	*
* Not a meaningful percentage

Net sales for the three months ended June 30, 2021 increased $348.2 million when compared to the same period in 2020. The increase in net sales was primarily due to higher demand for aerial work platforms, materials processing equipment, material handlers and concrete mixer trucks. Changes in foreign exchange rates positively impacted consolidated net sales by approximately $48 million. Customer sentiment in both segments continues to improve as equipment is being utilized and ordered as end-market demand strengthens.

Gross profit for the three months ended June 30, 2021 increased $124.5 million when compared to the same period in 2020. The increase was primarily due to higher sales volume, improved manufacturing efficiency, cost reductions and the positive impact of changes in foreign exchange rates, partially offset by increases in input costs.

SG&A costs for the three months ended June 30, 2021 increased $9.4 million when compared to the same period in 2020 primarily due to higher incentive compensation, partially offset by SG&A cost management.

Income from operations for the three months ended June 30, 2021 increased $115.1 million when compared to the same period in 2020. The increase was primarily due to higher sales volume, improved manufacturing efficiency, SG&A cost management and the positive impact of changes in foreign exchange rates, partially offset by increases in input costs and higher incentive compensation.

Aerial Work Platforms

	Three Months Ended June 30,
	2021		2020
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$595.2	—	$413.9	—	43.8%
Income (loss) from operations	$65.2	11.0%	$(5.0)	(1.2)%	*
* Not a meaningful percentage

Net sales for the AWP segment for the three months ended June 30, 2021 increased $181.3 million when compared to the same period in 2020 primarily due to higher demand for aerial work platforms driven by fleet replacement and end-market growth, primarily in North America and Western Europe. Net sales were positively impacted by the effects of foreign exchange rate changes of approximately $20 million.

Income (loss) from operations for the three months ended June 30, 2021 increased $70.2 million when compared to the same period in 2020 primarily due to higher sales volume, improved manufacturing efficiency and SG&A cost management, partially offset by increases in input costs and higher incentive compensation.

Materials Processing

	Three Months Ended June 30,
	2021		2020
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$440.8	—	$263.6	—	67.2%
Income from operations	$72.1	16.4%	$23.4	8.9%	208.1%

Net sales for the MP segment for the three months ended June 30, 2021 increased $177.2 million when compared to the same period in 2020 primarily due to robust end-market demand for materials processing equipment and material handlers in all major geographies and concrete mixer trucks in North America. Net sales were positively impacted by the effects of foreign exchange rate changes of approximately $28 million.

Income from operations for the three months ended June 30, 2021 increased $48.7 million when compared to the same period in 2020 primarily due to higher sales volume, improved manufacturing efficiency and SG&A cost management, partially offset by increases in input costs and higher incentive compensation.

Corporate and Other / Eliminations

	Three Months Ended June 30,
	2021		2020
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2.7	—	$13.0	—	(79.2)%
Loss from operations	$(14.8)	*	$(11.0)	*	(34.5)%
* Not a meaningful percentage

Net sales include on-book financing activities of TFS, governmental sales and elimination of intercompany sales activity among segments. The net sales decrease is primarily attributable to lower TFS and governmental revenue, partially offset by lower intercompany sales eliminations.

Loss from operations for the three months ended June 30, 2021 increased $3.8 million when compared to the same period in 2020. The increase in operating loss is primarily due to lower revenue and higher incentive compensation, partially offset by SG&A cost management and a finance receivable reserve release.

Interest Expense, Net of Interest Income

During the three months ended June 30, 2021, our interest expense, net of interest income, was $11.4 million, or $4.3 million lower than the same period in the prior year due to a decrease in average borrowings and lower rates.

Loss on Early Extinguishment of Debt

During the three months ended June 30, 2021, we recorded a loss on early extinguishment of debt of $25.6 million related to refinancing of a significant portion of our capital structure and partial prepayment of a term loan.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended June 30, 2021 was income of $1.2 million, or a $0.9 million decrease in income when compared to the same period in the prior year. The decrease was primarily due to mark-to-market losses recorded on an equity investment in the current year period compared to gains recorded in the prior year period, partially offset by increased foreign exchange translation gains in the current year period.

Income Taxes

During the three months ended June 30, 2021, we recognized income tax expense of $14.4 million on income of $86.7 million, an effective tax rate of 16.6%, as compared to income tax benefit of $3.0 million on loss of $6.2 million, an effective tax rate of 48.4%, for the three months ended June 30, 2020. The lower effective tax rate for the three months ended June 30, 2021 when compared with the three months ended June 30, 2020 is primarily due to geographic mix and the 2020 benefit of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), partially offset by U.S. tax on foreign income.

Income (Loss) from Discontinued Operations

Loss from discontinued operations - net of tax for the three months ended June 30, 2020 was $1.0 million related to operations of our mobile cranes business.

Gain (Loss) on Disposition of Discontinued Operations - net of taxes

During the three months ended June 30, 2021 and 2020, we recognized a Gain (loss) on disposition of discontinued operations - net of tax of $1.6 million and $(5.0) million, respectively. The gain in the current year period primarily related to the sale of our former MHPS business. The loss in the prior year period related to the sale of our mobile cranes business.

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

Consolidated

	Six Months Ended June 30,
	2021		2020
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,902.9	—	$1,524.1	—	24.9%
Gross profit	$407.0	21.4%	$243.8	16.0%	66.9%
SG&A	$223.0	11.7%	$243.5	16.0%	(8.4)%
Income (loss) from operations	$184.0	9.7%	$0.3	—%	*
* Not a meaningful percentage

Net sales for the six months ended June 30, 2021 increased $378.8 million when compared to the same period in 2020. The increase in net sales was primarily due to higher demand for aerial work platforms, materials processing equipment, concrete mixer trucks, material handlers and cranes, partially offset by lower telehandler sales volume. Changes in foreign exchange rates positively impacted consolidated net sales by approximately $83 million. Customer sentiment in both segments continues to improve as equipment is being utilized and ordered as end-market demand strengthens.

Gross profit for the six months ended June 30, 2021 increased $163.2 million when compared to the same period in 2020. The increase was primarily due to higher sales volume, improved manufacturing efficiency, cost reductions and the positive impact of changes in foreign exchange rates, partially offset by increases in input costs.

SG&A costs for the six months ended June 30, 2021 decreased $20.5 million when compared to the same period in 2020. The decrease was primarily due to SG&A cost management, partially offset by higher incentive compensation.

Income from operations for the six months ended June 30, 2021 increased $183.7 million when compared to the same period in 2020. The increase was primarily due to higher sales volume, improved manufacturing efficiency, SG&A cost management and the positive impact of changes in foreign exchange rates, partially offset by increases in input costs and higher incentive compensation.

Aerial Work Platforms

	Six Months Ended June 30,
	2021		2020
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,071.9	—	$925.6	—	15.8%
Income (loss) from operations	$91.8	8.6%	$(10.9)	(1.2)%	942.2%

Net sales for the AWP segment for the six months ended June 30, 2021 increased $146.3 million when compared to the same period in 2020 primarily due to higher demand for aerial work platforms driven by fleet replacement and end-market growth, primarily in North America, Western Europe and China, partially offset lower telehandler sales volume in North America. Net sales were positively impacted by the effects of foreign exchange rate changes of approximately $38 million.

Income (loss) from operations for the six months ended June 30, 2021 increased $102.7 million when compared to the same period in 2020 primarily due to higher sales volume, improved manufacturing efficiency and SG&A cost management, partially offset by increases in input costs and higher incentive compensation.

Materials Processing

	Six Months Ended June 30,
	2021		2020
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$819.0	—	$579.2	—	41.4%
Income from operations	$121.2	14.8%	$48.4	8.4%	150.4%

Net sales for the MP segment for the six months ended June 30, 2021 increased $239.8 million when compared to the same period in 2020 primarily due to robust end-market demand for materials processing equipment and material handlers in all major geographies, concrete mixer trucks in North America and cranes in Australia. Net sales were positively impacted by the effects of foreign exchange rate changes of approximately $45 million.

Income from operations for the six months ended June 30, 2021 increased $72.8 million when compared to the same period in 2020 primarily due to higher sales volume, improved manufacturing efficiency and SG&A cost management, partially offset by increases in input costs and higher incentive compensation.

Corporate and Other / Eliminations

	Six Months Ended June 30,
	2021		2020
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$12.0	—	$19.3	—	(37.8)%
Loss from operations	$(29.0)	*	$(37.2)	*	22.0%
* Not a meaningful percentage

Net sales include on-book financing activities of TFS, governmental sales and elimination of intercompany sales activity among segments. The net sales decrease is primarily attributable to lower TFS and governmental revenue, partially offset by lower intercompany sales eliminations.

Loss from operations for the six months ended June 30, 2021 decreased $8.2 million when compared to the same period in 2020. The decrease in operating loss is primarily due to a gain on the sale of the on-book finance receivables, SG&A cost management and a reserve release in the current period as well as a specific finance receivable reserve for one customer in the prior year period, partially offset by lower revenue and higher incentive compensation.

Interest Expense, Net of Interest Income

During the six months ended June 30, 2021, our interest expense, net of interest income, was $26.0 million, or $6.5 million lower than the same period in the prior year due to a decrease in average borrowings and lower rates.

Loss on Early Extinguishment of Debt

During the six months ended June 30, 2021, we recorded a loss on early extinguishment of debt of $27.7 million related to refinancing of a significant portion of our capital structure and prepayment of term loans.

Other Income (Expense) – Net

Other income (expense) – net for the six months ended June 30, 2021 was income of $3.8 million, or a $3.3 million increase in income when compared to the same period in the prior year. The increase in income was due to mark-to-market gains recorded on an equity investment in the current year period compared to losses recorded in the prior year period and increased foreign exchange translation gains in the current year period, partially offset by a positive post-closing adjustment in 2020 related to the settlement of our U.S. defined benefit pension plan in 2018.

Income Taxes

During the six months ended June 30, 2021, we recognized income tax expense of $22.1 million on income of $134.1 million, an effective tax rate of 16.5%, as compared to income tax benefit of $3.8 million on loss of $31.7 million, an effective tax rate of 12.0%, for the six months ended June 30, 2020. The higher effective tax rate for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020 is primarily due to U.S. tax on foreign income, partially offset by geographic mix and the 2020 benefit of the CARES Act.

Income (Loss) from Discontinued Operations

Loss from discontinued operations - net of tax for the six months ended June 30, 2020 was $1.2 million related to operations of our mobile cranes business.

Gain (Loss) on Disposition of Discontinued Operations - net of taxes

During the six months ended June 30, 2021 and 2020, we recognized a Gain (loss) on disposition of discontinued operations - net of tax of $2.0 million and $(5.0) million, respectively. The gain in the current year period primarily related to the sale of our former MHPS business. The loss in the prior year period related to the sale of our mobile cranes business.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business. At June 30, 2021, we had cash and cash equivalents of $547.5 million and undrawn availability under our revolving line of credit of $600 million, giving us total liquidity of approximately $1.1 billion. Cash generated from operations during the six months ended June 30, 2021, the expiration of a $150 million minimum liquidity requirement and proceeds of approximately $99 million from the sale of finance receivables allowed us to maintain liquidity at a level consistent with December 31, 2020 while reducing outstanding debt by approximately $281 million and investing in our strategic priorities.

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

We had free cash flow of $101.4 million and $140.9 million for the three and six months ended June 30, 2021, respectively.

The following table reconciles Net cash provided by (used in) operating activities to free cash flow (in millions):

	Three Months Ended 6/30/2021	Six Months Ended 6/30/2021
Net cash provided by (used in) operating activities	$131.1	$269.2
Increase (decrease) in TFS assets	(13.1)	(105.6)
Capital expenditures, net of proceeds from sale of capital assets	(16.6)	(22.7)
Free cash flow	$101.4	$140.9

Pursuant to terms of our trade accounts receivable factoring arrangements, during the six months ended June 30, 2021, we sold, without material recourse, approximately $220 million of trade accounts receivable to enhance liquidity. During the six months ended June 30, 2021, we also sold approximately $96 million of sales-type leases and commercial loans. We continue to maintain strong liquidity levels resulting in less utilization of low-cost funding arrangements.

Working capital as a percent of trailing three month annualized net sales was 16.5% at June 30, 2021.

The following tables show the calculation of our working capital in continuing operations and trailing three months annualized sales as of June 30, 2021 (in millions):

Three Months Ended 6/30/2021
Net Sales	$1,038.7
x	4
Trailing Three Month Annualized Net Sales	$4,154.8

As of 6/30/21
Inventories	$711.7
Trade Receivables	546.5
Trade Accounts Payable	(548.7)
Customer Advances	(22.5)
Working Capital	$687.0

On January 31, 2017, we entered into a credit agreement. The credit agreement included (i) a $600 million revolving line of credit (the “Revolver”) and (ii) senior secured term loans totaling $600 million with a maturity date of January 31, 2024 (the “Term Loans”). On April 1, 2021, we entered into an amendment and restatement of the credit agreement (as amended and restated, the “Credit Agreement”) which included the following principal changes to the original credit agreement: (i) extension of the term of the Revolver to expire on April 1, 2026, which maturity will spring forward to November 1, 2023 if the $400 million senior secured term loan outstanding is not repaid or the maturity date is not extended, (ii) reinstatement of financial covenants that were waived in 2020, (iii) decrease in the interest rate on the drawn Revolver by 25 basis points and (iv) certain other technical changes, including additional language regarding the potential cessation of the London Interbank Offered Rate (“LIBOR”) as a benchmark rate. See Note I - “Long-Term Obligations,” in our Condensed Consolidated Financial Statements for additional information concerning the Credit Agreement.

Borrowings under the Credit Agreement at June 30, 2021 were $299.4 million, net of discount, on our Term Loans. During the six months ended June 30, 2021, we prepaid approximately $279 million of our Term Loans prior to their maturity date to reduce our outstanding debt and lower our leverage. At June 30, 2021, the weighted average interest rate was 2.75% on our Term Loans. There were no amounts outstanding on the Revolver as of June 30, 2021.

In April 2021, we sold and issued $600.0 million aggregate principal amount of Senior Notes Due 2029 (“5% Notes”) at par in a private offering. The proceeds from the 5% Notes, together with cash on hand, was used to fund redemption and discharge of the $600.0 million aggregate principal amount of Senior Notes Due 2025 (“5-5/8% Notes”) in full for $622.9 million, including redemption premiums of $16.9 million and accrued but unpaid interest of $6.0 million. See Note I - “Long-Term Obligations,” in our Condensed Consolidated Financial Statements for additional information concerning the 5% Notes and 5-5/8% Notes.

We remain focused on expanding customer financing solutions in key markets like the U.S., Europe and China. We also anticipate our continued use of TFS to drive incremental sales by increasing customer financing facilitated through TFS in certain instances. In February 2021, we transferred finance receivables of $89.7 million to a U.S. regional bank, which qualified for sales treatment under ASC 860. We received $99.4 million cash proceeds from the sale and recognized a net gain of $5.6 million.

On May 25, 2021, we acquired assets to facilitate manufacturing of certain MP products in China for total cash consideration of approximately $17 million.

On July 6, 2021, we acquired a manufacturer of heavy duty aggregate and recycling trommels, apron feeders and conveyor systems based in the Republic of Ireland for total cash consideration of approximately $19 million. This acquisition supports our strategy to expand our material processing offerings in the crushing, screening and environmental industries, with products that complement our existing products.

In July 2018, our Board of Directors authorized the repurchase up to $300 million of our outstanding shares of common stock. During the six months ended June 30, 2021, we did not repurchase shares under this authorization leaving approximately $141 million available for repurchase under this program.

In February 2021, our Board of Directors reinstated our quarterly dividend for 2021 and declared a dividend of $0.12 per share in the first and second quarters of 2021, which was paid to the Company’s shareholders. In July 2021, our Board of Directors declared a dividend of $0.12 per share, which will be paid to the Company’s shareholders on September 20, 2021.

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

Cash Flows

Cash provided by operations for the six months ended June 30, 2021 totaled $269.2 million, compared to $12.3 million for the six months ended June 30, 2020. The increase in cash provided by operations was primarily driven by increased operating profitability and proceeds from the sale of finance receivables.

Cash used in investing activities for the six months ended June 30, 2021 was $48.6 million, compared to $34.6 million for the six months ended June 30, 2020. The increase in cash used in investing activities in the current period relates primarily to cash used in acquisition and investment activity, partially offset by lower capital expenditures.

Cash used in financing activities was $337.7 million for the six months ended June 30, 2021, compared to $78.9 million for the six months ended June 30, 2020. The increase in cash used in financing activities was primarily due to higher debt repayments and debt extinguishment costs in the current year, partially offset by share repurchases in the prior year.

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

CONTINGENCIES AND UNCERTAINTIES

Foreign Exchange and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while costs associated with those revenues are only partly incurred in the same currencies. Primary currencies to which we are exposed are the Euro, British Pound, Chinese Yuan and Australian Dollar. We purchase hedging instruments to manage variability of future cash flows associated with recognized assets or liabilities due to changing currency exchange rates.

We manage our exposure to interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain a ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary.

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

We generate hazardous and non-hazardous wastes in the normal course of our manufacturing operations. As a result, we are subject to a wide range of environmental laws and regulations. All of our employees are required to obey all applicable health, safety and environmental laws and regulations and must observe the proper safety rules and environmental practices in work situations. These laws and regulations govern actions that may have adverse environmental effects, such as discharges to air and water, and require compliance with certain practices when handling and disposing of hazardous and non-hazardous wastes. These laws and regulations would also impose liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances, should any such events occur. We are committed to complying with these standards and monitoring our workplaces to determine if equipment, machinery and facilities meet specified safety standards. Each of our manufacturing facilities is subject to an environmental audit at least once every five years to monitor compliance. Also, no incidents have occurred which required us to pay material amounts to comply with such laws and regulations. We are dedicated to ensuring that safety and health hazards are adequately addressed through appropriate work practices, training and procedures. We are committed to reducing injuries and working towards a world-class level of safety practices in our industry.

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

Foreign Exchange Risk

Our products are sold in over 100 countries around the world. The reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the Euro, British Pound, Chinese Yuan and Australian Dollar. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. dollars at the applicable foreign exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in foreign exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency. Due to continued volatility of foreign exchange rates to the U.S. dollar, fluctuations in foreign exchange rates may have an impact on the accuracy of our financial guidance. Such fluctuations in foreign exchange rates relative to the U.S. dollar may cause our actual results to differ materially from those anticipated in our guidance and have a material adverse effect on our business or results of operations. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures.

At June 30, 2021, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign exchange rate changes would have on our operating income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the six months ended June 30, 2021 would have had approximately a $16 million impact on the translation effect of foreign exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in LIBOR and the U.S. prime rate. We manage our exposure to interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain a ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary. At June 30, 2021, substantially all of our debt was fixed rate debt through the use of interest rate derivatives and the weighted average interest rate of our debt was 4.32%.

Commodities Risk

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, regulatory changes, freight and container availability, labor disputes, suppliers’ impaired financial condition, suppliers’ allocations to other purchasers, weather emergencies, pandemics or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition. Current and potential suppliers are evaluated regularly on their ability to meet our requirements and standards. We actively manage our material supply sourcing, and employ various methods to limit risk associated with commodity cost fluctuations and availability. During the first half of 2021, our manufacturing operations were adversely affected by material shortages and production delays as the continuity of supply was impacted by capacity constraints, global logistics disruptions, raw material shortages and Covid-related production downtime at certain component suppliers. We have designed and implemented plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base globally, leveraging our overall purchasing volumes to obtain favorable pricing and quantities, developing a closer working relationship with key suppliers and purchasing hedging instruments to partially offset anticipated exposures. However, we anticipate that we will continue to be adversely affected by material shortages and production delays throughout 2021.

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Increases in these input costs, primarily steel, has adversely affected our financial performance. Additionally, Section 301 tariffs on certain Chinese origin goods continue to put pressure on input costs, which we have been able to partially mitigate through the U.S. Government’s duty draw back mechanism.  If we are unable to recover a substantial portion of increased raw material or component costs through duty draw-back or from our customers and suppliers this could have an adverse effect on our business or results of operations. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. For more information on commodities risk, see Part I, Item 1A. – “Risk Factors” in our Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of June 30, 2021, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in various legal proceedings, including product liability, general liability, workers’ compensation liability, employment, commercial and intellectual property litigation, which have arisen in the normal course of operations. We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risks required by law or contract with retained liability to us or deductibles. We believe the outcome of such matters, individually and in aggregate, will not have a material adverse effect on our condensed consolidated financial statements. However, outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in us incurring significant liabilities which could have a material adverse effect on our results of operations.

For information concerning litigation and other contingencies and uncertainties, including our proceedings involving a claim in Brazil regarding payment of ICMS tax (Brazilian state value-added tax), see Note K - “Litigation and Contingencies,” in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes in our risk factors previously disclosed in Part I, Item 1A. – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, except for the risk factor updated below:

Changes in import/export regulatory regimes, imposition of tariffs, escalation of global trade conflicts and unfairly traded imports, particularly from China, could continue to negatively impact our business.

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

The Coalition of American Manufacturers of Mobile Access Equipment, an alliance of mobile access equipment producers in the U.S. of which we are a member is pursuing anti-dumping and countervailing cases against unfairly traded Chinese imports of mobile access equipment. While the U.S. Department of Commerce issued on July 27, 2021 a preliminary countervailing duty rate on mobile access equipment from China, this duty may not be enough to offset the subsidies provided by the Chinese government to Chinese mobile access equipment manufacturers. If additional duties are not imposed on imports of Chinese mobile access equipment and/or the duties are not finalized through affirmative final determinations, we may continue to operate at a disadvantage to Chinese manufacturers. This could result in reduced demand for our products in the U.S. and have an adverse effect on our business or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended June 30, 2021 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
April 1, 2021 - April 30, 2021	3,988	$45.71	—	$140,517
May 1, 2021 - May 31, 2021	19,251	$54.36	—	$140,517
June 1, 2021 - June 30, 2021	3,753	$45.64	—	$140,517
Total	26,992	$51.87	—	$140,517

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

10.3
Terex Corporation Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 6, 2021 and filed with the Commission May 11, 2021).

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

TEREX CORPORATION
(Registrant)

Date:	July 30, 2021	/s/ John D. Sheehan
John D. Sheehan
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	July 30, 2021	/s/ Stephen A. Johnston
Stephen A. Johnston
Chief Accounting Officer
(Principal Accounting Officer)